Form 10-Q
period 1996-03-31
ULTRATECH STEPPER INC
filed 1996-05-13
CIK 909791

                   UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C. 20549

                                      FORM  10-Q

(Mark One)
    [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
         SECURITIES EXCHANGE ACT OF 1934

           FOR THE QUARTERLY PERIOD ENDED     MARCH 31, 1996
                                            --------------------


    [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
         SECURITIES EXCHANGE ACT OF 1934

        For the transition period from          to
                                        --------    --------

              Commission File Number        0-22248
                                        -------------------

                               ULTRATECH STEPPER, INC.
- - - --------------------------------------------------------------------------------
                (Exact name of registrant as specified in its charter)

            DELAWARE                                  94-3169580
- - - --------------------------------------------------------------------------------
(State or other jurisdiction of         (I.R.S. employer identification number)
 incorporation or organization)

    3050 Zanker Road, San Jose, California                95134
- - - --------------------------------------------------------------------------------
   (Address of principal executive offices)             (Zip Code)

    Registrant's telephone number, including area code   (408) 321-8835
                                                       ------------------

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was re-quired to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                       Yes     X        No
                            -------         -------

Indicate the number of shares of the issuer's class of common stock, as of the latest practical date:

               Class                           Outstanding as of May 7, 1996
- - - --------------------------------------    --------------------------------------
     Common Stock, $.001 par value                     20,034,986

                               ULTRATECH STEPPER, INC.

                                        INDEX


                                                                        Page No.
                                                                        --------

PART 1.  FINANCIAL INFORMATION

ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

         Condensed Consolidated Balance Sheets as of March 31, 1996
         and December 31, 1995...........................................   3

         Condensed Consolidated Statements of Income for the three months
         ended March 31, 1996 and March 31, 1995.........................   4

         Condensed Consolidated Statement of Cash Flows for the three
         months ended March 31, 1996 and 1995............................   5

         Notes to Condensed Consolidated Financial Statements............   6

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS...................   7


PART 2.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS..............................................   18

ITEM 2.       CHANGES IN SECURITIES.....................................   18

ITEM 3.       DEFAULTS UPON SENIOR SECURITIES...........................   18

ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.......   18

ITEM 5.       OTHER INFORMATION.........................................   18

ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K..........................   18


SIGNATURES...............................................................  19

Part 1. Financial Information

Item 1. Condensed Consolidated Financial Statements

                               ULTRATECH STEPPER, INC.
                        CONDENSED CONSOLIDATED BALANCE SHEETS


                                                     Mar. 31,       Dec. 31,
   (In thousands)                                      1996          1995 *
   -------------------------------------------------------------------------
   ASSETS                                          (Unaudited)

   Current assets:
       Cash, cash equivalents and
        short-term investments                      $160,624        $161,356
       Accounts receivable, net                       33,481          23,917
       Inventories                                    31,665          27,387
       Prepaid expenses and other
         current assets                                1,422           1,332
       Deferred income taxes                           7,939           6,883
   -------------------------------------------------------------------------
   Total current assets                              235,131         220,875

   Equipment and leasehold
      improvements, net                               18,044          16,352

   Restricted investments                              5,020           4,996

   Other assets                                        3,291           3,205
   -------------------------------------------------------------------------

   Total  assets                                    $261,486        $245,428
   -------------------------------------------------------------------------
   -------------------------------------------------------------------------

   -------------------------------------------------------------------------
   LIABILITIES AND STOCKHOLDERS' EQUITY

   Current liabilities:
       Accounts payable                              $17,838         $12,925
       Other current liabilities                      33,886          31,376
       Current portion of long-term debt                -                400
   -------------------------------------------------------------------------
   Total current liabilities                          51,724          44,701
   Other liabilities                                     924           1,069
   Stockholders' equity                              208,838         199,658
   -------------------------------------------------------------------------

   Total liabilities and stockholders' equity       $261,486        $245,428
   -------------------------------------------------------------------------
   -------------------------------------------------------------------------

   * The Balance Sheet as of December 31, 1995 has been derived from the audited financial statements at that date.

        SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                               ULTRATECH STEPPER, INC.
                     CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                     (Unaudited)



- - - ----------------------------------------------------------------------------------------------------
                                                                            Three  Months Ended
                                                                        ----------------------------
                                                                          Mar. 31,         Mar. 31,
(In thousands, except per share amounts)                                   1996              1995
- - - ----------------------------------------------------------------------------------------------------
Net sales                                                                 $51,713          $32,075

Cost of sales                                                              24,059           15,850
- - - ----------------------------------------------------------------------------------------------------
Gross profit                                                               27,654           16,225

OPERATING EXPENSES:
  Research, development, and
    engineering                                                             7,393            4,728
  Selling, general, and
    administrative                                                          8,734            5,869
- - - ----------------------------------------------------------------------------------------------------

Operating income                                                           11,527            5,628

Other income, net                                                           1,566              516
- - - ----------------------------------------------------------------------------------------------------
Income before income taxes                                                 13,093            6,144

Income taxes                                                                4,452            2,028
- - - ----------------------------------------------------------------------------------------------------
Net income                                                                 $8,641           $4,116
- - - ----------------------------------------------------------------------------------------------------
- - - ----------------------------------------------------------------------------------------------------
Net income per share                                                        $0.41            $0.22
Number of shares used in
  per share computations                                                   21,225           18,360
- - - ----------------------------------------------------------------------------------------------------
- - - ----------------------------------------------------------------------------------------------------

 Note:
 All share and per share data have been retroactively restated to reflect a two-for-one stock split distributed on May 10, 1995.

        SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                               ULTRATECH STEPPER, INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                     (Unaudited)



                                                                        Three Months Ended
                                                               -------------------------------------
(In thousands)                                                  Mar. 31, 1996         Mar. 31, 1995
- - - ----------------------------------------------------------------------------------------------------
Cash flows from operating activities:
Net income                                                             $8,641                $4,116
Charges to income not affecting cash                                      348                   749
Net effect of changes in operating assets
 and liabilities                                                       (6,090)                  165
- - - ----------------------------------------------------------------------------------------------------
Net cash provided by operating activities                               2,899                 5,030

Cash flows from investing activities:
Capital expenditures                                                   (2,800)               (2,385)
Net investment in available-for-sale securities                        (8,348)               (2,433)
Segregation of restricted investments                                     (24)                  -
- - - ----------------------------------------------------------------------------------------------------
Net cash used in investing activities                                 (11,172)               (4,818)

Cash flows from financing activities:
Repayment of long-term debt                                              (400)                 (400)
Proceeds from issuance of short-term debt                               5,000                 2,000
Repayment of short-term debt                                           (5,000)               (2,000)
Net proceeds from issuance of common stock                                179                    14
- - - ----------------------------------------------------------------------------------------------------
Net cash used in financing activities                                    (221)                 (386)
Net decrease in cash and cash
 equivalents                                                           (8,494)                 (174)
Cash and cash equivalents at beginning
 of period                                                             30,361                14,455
- - - ----------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of period                            $21,867               $14,281
- - - ----------------------------------------------------------------------------------------------------
- - - ----------------------------------------------------------------------------------------------------


 Note:
 Certain reclassifications to the March 31, 1995 Condensed Consolidated Statement of Cash Flows have been made to conform to the March 31, 1996 presentation.

        SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                               ULTRATECH STEPPER, INC.
                 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                     (UNAUDITED)
                                    MARCH 31, 1996
(1)  BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared by the Company in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for fair presentation have been included.

On May 10, 1995, the Company paid a 100 percent stock dividend to holders of record of the Company's common stock. All share and per share data have been retroactively restated to reflect this stock dividend.

The Company's first fiscal quarter ended on March 30, 1996 and April 1, 1995. For convenience of presentation, the Company's financial statements have been shown as ending on March 31, 1996 and March 31, 1995.

Operating results for the three months ended March 31, 1996 are not necessarily indicative of the results that may be expected for the year ending December 31, 1996, or any future period.

The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the audited combined financial statements of Ultratech Stepper, Inc. for the year ended December 31, 1995, which are incorporated by reference in the Annual Report on Form 10-K.

(2) INVENTORIES

Inventories consist of the following:

                                                Mar. 31, 1996     Dec. 31, 1995
                                               ---------------   ---------------
(In thousands)                                                      (Audited)
Raw materials..................................       $14,459           $12,201
Work-in-process................................        15,665            12,426
Finished products .............................         1,541             2,760
                                               ---------------   ---------------
                                                      $31,665           $27,387
                                               ---------------   ---------------
                                               ---------------   ---------------

(3) OTHER CURRENT LIABILITIES

Other current liabilities consist of the following:

                                                Mar. 31, 1996     Dec. 31, 1995
                                               ---------------   ---------------
(In thousands)                                                      (Audited)
Salaries and benefits..........................        $6,951            $6,916
Warranty reserves..............................         9,551             9,328
Advance billings...............................         1,921             4,071
Income taxes payable...........................         6,886             4,088
Other..........................................         8,577             6,973
                                               ---------------   ---------------
                                                      $33,886           $31,376
                                               ---------------   ---------------
                                               ---------------   ---------------

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

  Ultratech develops, manufactures and markets photolithography equipment designed to reduce the cost of ownership for manufacturers of integrated circuits and thin film head magnetic recording devices. The Company supplies step-and-repeat systems based on one-to-one optical technology to customers located throughout the United States, Europe, Japan, and the Far East.

   The following Management's Discussion and Analysis of Financial Condition and Results of Operations may contain forward-looking statements which involve related uncertainties. The Company's actual results could differ materially from those anticipated in any such forward-looking statement as a result of certain factors, including those set forth under "Additional Risk Factors", and elsewhere in this report. Additionally, historical results and percentage relationships discussed below will not necessarily be indicative of the results of operations for any future period.

   The following discussion should be read in conjunction with the Company's 1995 Annual Report on Form 10-K, available upon request.

RESULTS OF OPERATIONS

   The Company's operating results have fluctuated significantly in the past and may fluctuate significantly in the future depending upon a variety of factors, including the timing of new product announcements and releases by the Company or its competitors; market acceptance of new products and enhanced versions of the Company's products; manufacturing inefficiencies associated with the start up of new product introductions; lengthy sales cycles for the Company's systems; customer concentration; the timing of significant orders; ability to volume produce systems and meet customer requirements; patterns of capital spending by customers; product discounts; changes in pricing by the Company, its competitors, customers or suppliers; the mix of products sold; cyclicality in the Company's targeted markets; political and economic instability; natural disasters; regulatory changes; business interruptions related to the Company's occupation of its facilities; and various competitive factors including price-based competition and competition from other technologies. The Company's gross profit as a percentage of sales has been and will continue to be significantly affected by a variety of factors, including the percentage of international sales, which typically have lower gross margins than domestic sales principally due to higher field service and support costs; the introduction of new products, which typically have higher manufacturing costs until manufacturing efficiencies are realized and are discounted more than existing products until the products gain market acceptance; increased competition in the Company's targeted markets; the mix of products sold; and the implementation of subcontracting arrangements. As a result of its distribution agreement with Innotech Corporation, its Japanese distributor, gross profit as a percentage of total net sales may be negatively impacted in any particular period by significant system shipments to the Japanese market.

   The Company derives a substantial portion of its total net sales from the sale of a relatively small number of systems which typically range in price from $700,000 to $2.0 million. As a result, the timing of recognition of revenue from a single transaction could have a significant impact on the Company's net sales and operating results. The Company's backlog at the beginning of a period may not include all of the stepper sales needed to achieve the Company's objectives for that period. In addition, orders in backlog are subject to cancellation, delay, deferral or rescheduling by a customer with limited or no penalties. Consequently, the Company's net sales and operating results for a period may depend upon the Company obtaining orders for systems to be shipped in the same period in which the order is received. The Company's business and financial results for a particular period could be materially adversely affected if an anticipated order for even one system is not received in time to permit shipment during the particular period. Furthermore, a substantial portion of the Company's net sales has historically been realized near the end of each quarter. Accordingly, the failure to receive anticipated orders or delays in shipments near the end of a particular quarter, due, for example, to unanticipated shipment reschedulings, cancellations, delays or deferrals by customers or to unexpected manufacturing difficulties or delays in deliveries by suppliers due to their long production lead times or otherwise, may cause net sales in a particular quarter to fall significantly below the Company's expectations, which would materially adversely affect the Company's operating results for such quarter. In particular, the significantly long manufacturing cycles of the Model 2244i stepper, Model 4700 stepper, Titan Wafer Stepper-TM- and Saturn Wafer Stepper-TM-, and the long lead time for lenses and other materials, could cause shipments of such products to be delayed from one quarter to the next, which could materially adversely affect the Company's financial condition and results of operations for a particular quarter. Furthermore, announcements by the Company or its competitors of new products and technologies could cause customers to defer or cancel purchases of the Company's existing systems, which would also materially adversely affect the Company's business, financial condition and results of operations.

   The impact of these and other factors on the Company's sales and operating results in any future period cannot be forecast with certainty. The Company's business has in prior years been subject to seasonality, although the Company believes such seasonality has been masked in recent years by its growth. In addition, the need for continued expenditures for research and development, capital equipment purchases, and ongoing training and customer service and support worldwide, among other factors, will make it difficult for the Company to reduce its significant operating expenses in a particular period if the Company's net sales goals for the period are not met. The Company has significantly increased its expense levels to support its recent growth, and there can be no assurance that the Company will maintain or exceed its current level of net sales or rate of growth for any period in the future. Accordingly, there can be no assurance that the Company will be able to remain profitable or that it will not sustain losses in future periods.

NET SALES

   Net sales consist of revenue from system sales, spare parts sales, and service. Net sales for the quarter ended March 31, 1996 were $51.7 million, an increase of 61% as compared with net sales of $32.1 million for the comparable period in 1995. This increase, relative to the comparable period in 1995, was primarily attributed to higher unit sales and average selling prices of the Company's Model 1500 series steppers, which address the markets for scanner replacement and high volume/low cost semiconductor fabrication; higher unit sales of the Company's Model 2700 and Model 4700 steppers, which are designed to meet the needs of leading-edge thin film head manufacturers; and higher unit sales of the Company's Titan Wafer Stepper, which addresses the market for photosensitive polyimide applications as well as the markets for scanner replacement and high volume/low cost semiconductor fabrication. Overall, the Company's system shipments for the quarter increased 42%, relative to the comparable period in 1995, while the weighted average selling price of all systems sold increased 12%. Excluding the impact of recently introduced system options, the weighted average selling price of all systems sold increased 10%, relative to the comparable period in 1995. Net sales from spare parts and service in the first quarter of 1996 increased 40% over the comparable period in 1995, resulting primarily from a larger installed base of the Company's systems.

     International net sales for the quarter ended March 31, 1996 were $26.8 million, as compared with $19.4 million for the comparable period in 1995. International net sales represented 52% of total net sales for the quarter ended March 31, 1996, as compared with 60% for the comparable period in 1995. This year-over-year increase, in absolute dollars, was primarily attributed to increased system sales to the Japanese market. The Company's operations in foreign countries are not currently subject to significant exchange rate fluctuations, principally because sales contracts for the Company's systems are generally denominated in U.S. dollars. However, international sales expose the Company to a number of additional risk factors, including fluctuations in the value of local currencies relative to the U.S. dollar, which, in turn, impact the relative cost of ownership of the Company's products. See "Additional Risk Factors: International Sales; Japanese Market; Dependence on Local Distributor."

Although the semiconductor industry and the thin film head segment of the magnetic recording head industry have recently experienced significant growth, the Company expects that these industries may not sustain such a growth rate in the future. Accordingly, the Company presently anticipates that it will not be able to achieve the rate of sales growth in 1996 that it experienced in 1995, as compared to the previous year. Additionally, the Company believes that its customers may become more cautious in adding new capacity in response to moderating demand for their products. The Company has, from time-to-time, received communications from customers requesting rescheduling or restructuring of shipments. Although, to date, such communications have not had a material impact on the Company's results of operations, there can be no assurance that future reschedulings, cancellations, delays or deferrals by customers will not materially impact the Company's business, financial condition and results of operations.

GROSS PROFIT

   Gross margin for the quarter ended March 31, 1996 was 53.5%, as compared with 50.6% for the comparable period in 1995. The improvement in gross margin can be primarily attributed to higher weighted average selling prices for the Company's systems, recently introduced system options, a favorable shift in product mix, increased manufacturing efficiencies resulting from higher production levels, improved gross margins from spare parts and service sales and increased after-sales support efficiencies resulting primarily from the Company's larger installed base of systems, partially offset by higher inventory reserve requirements and by increased sales to Japan, which sales typically have lower gross margins as a result of the arrangement with a local distributor in that country.

RESEARCH, DEVELOPMENT, AND ENGINEERING

   The Company's research, development, and engineering expenses, net of third party funding, were $7.4 million for the quarter ended March 31, 1996, an increase of 56% as compared with $4.7 million for the comparable period in 1995. The current quarter increase was primarily attributed to the continued development, enhancement, manufacturing support and sales demonstration support of the Company's Model 2244i stepper, Model 4700 stepper, Titan Wafer Stepper and Saturn Wafer Stepper, and certain advanced research projects. The Company intends to continue to invest significant resources in the development of new products and enhancements of existing semiconductor and thin film head lithography systems. Additionally, the Company intends to expand its development and application capabilities to certain foreign locations. Due to these and other factors, the Company expects the absolute dollar amount of research, development and engineering expenses for the remainder of 1996 to increase relative to 1995.

SELLING, GENERAL, AND ADMINISTRATIVE

   The Company's selling, general, and administrative expenses were $8.7 million for the quarter ended March 31, 1996, an increase of 49% as compared with $5.9 million for the comparable period in 1995. As a percentage of net sales, selling, general, and administrative expenses declined to 16.9% for the quarter ended March 31, 1996, as compared with 18.3% for the comparable period in 1995. The significant dollar increase in the current quarter, relative to the comparable period in 1995, reflects the Company's increases in sales, service and support expenses typically associated with an increase in sales. The Company expects the absolute dollar amount of these expenses for the remainder of 1996 to increase relative to 1995.

OTHER INCOME, NET

   Other income, net, which consists primarily of interest income, was $1.6 million for the quarter ended March 31, 1996, as compared with $.5 million for the comparable period in 1995. The improvement in the current quarter, relative to the comparable period in 1995, was attributed to income generated from increased investments in cash equivalents and short-term investments, principally as a result of the Company's follow-on offering in June, 1995, combined with higher rates of return.

INCOME TAXES

   Income taxes represented 34% of income before income taxes for the quarter ended March 31, 1996, as compared with 33% for the comparable period in 1995. This increase for 1996, relative to 1995, is anticipated primarily as a result of lower tax-exempt interest income as a percentage of total income before income taxes, and the current status of the federal research and development tax credit that has, as yet, not been renewed. However, this rate may be impacted further by tax legislation and other factors.


LIQUIDITY AND CAPITAL RESOURCES

   Cash flows from operating activities were $2.9 million for the three month period ended March 31, 1996, as compared with $5.0 million for the comparable period last year. Positive cash flows from operating activities during the first three months of 1996 were attributed to net income of $8.6 million and non-cash charges to income of $.3 million, offset by a negative net effect from changes in operating assets and liabilities of $6.1 million. The negative net effect from changes in operating assets and liabilities was primarily the result of an increase in accounts receivable and inventories, partially offset by an increase in accounts payable and other current liabilities. The significant dollar increase in accounts receivable was primarily the result of significant customer shipments occurring during the final month of the quarter. The Company believes that because of the relatively long manufacturing cycle of certain of its systems, particularly newer products, and its plan to increase demonstration units, the Company's investment in inventories will continue to represent a significant portion of working capital. As a result of such investment in inventories, the Company may be subject to an increased risk of inventory obsolescence and other factors, which could materially adversely affect the Company's operating results.

   At March 31, 1996, the Company had working capital of $183.4 million. The Company's principal sources of liquidity at March 31, 1996 consisted of $160.6 million in cash, cash equivalents and short-term investments and a $25 million unsecured line of credit, which expires in June 1999. As of March 31, 1996, no amounts were outstanding under such facility. The Company's $25 million unsecured credit facility provides for borrowings at contractual rates including, but not limited to, the Wells Fargo Bank's (formerly First Interstate Bank of California) prime reference rate and requires compliance with many covenants, including covenants relating to profitability on a calendar year basis, minimum levels of tangible net worth, limitations on additional debt and liens and various financial ratios. At March 31, 1996, the Company was in compliance with each of its debt instruments.

   Cash used in financing activities was $.2 million for the three months ended March 31, 1996, principally as a result of the repayment of the Company's outstanding note payable. The Company expended $11.2 million in investment activities for the three months ended March 31, 1996, primarily as a result of the investment of cash in short-term investments. Capital expenditures totaled $2.8 million for the three months ended March 31, 1996. The Company intends to continue to make significant capital expenditures throughout the remainder of 1996 related to the expansion of its manufacturing facilities, the manufacture of its steppers for sales demonstration and engineering development purposes and additional capital expenditures related to research, development and engineering, sales and service and management information systems. As a result of these capital expenditures, the Company's depreciation and amortization costs are anticipated to increase significantly and may negatively impact the Company's results of operations in the event of a downturn in the Company's business cycles.

   The development and manufacture of new lithography systems and enhancements are highly capital intensive. In order to remain competitive, the Company must continue to make significant expenditures for capital equipment, sales, service, training and support capabilities, investments in systems, procedures and controls, expansion of operations and research and development, among many items. The Company expects that anticipated cash flow from operations, its cash, cash equivalents and short-term investments and funds available under its line of credit will be sufficient to meet the Company's cash requirements for the next twelve months. Beyond the next twelve months, the Company may require additional equity or debt financing to address its working capital or capital equipment needs. Additionally, the Company may in the future pursue acquisitions of complementary product lines, technologies, or businesses. Future acquisitions by the Company may result in potentially dilutive issuances of equity securities, the incurrence of debt and contingent liabilities, and amortization expenses related to goodwill and other intangible assets, which could materially adversely affect any Company profitability. In addition, acquisitions involve numerous risks, including difficulties in the assimilation of the operations, technologies and products of the acquired companies; the diversion of management's attention from other business concerns; risks of entering markets in which the Company has no or limited direct prior experience; and the potential loss of key employees of the acquired company. In the event that such an acquisition does occur, there can be no assurance as to the effect thereof on the Company's business or operating results. Additionally, the Company recently formed a wholly-owned financing subsidiary for the purpose of offering leasing options to customers. If successful, this strategy may result in the formation of significant long-term receivables and would require the use of substantial amounts of working capital. To the extent that the Company's financial resources are insufficient to fund the Company's activities, additional funds will be required. There can be no assurance that additional financing will be available on reasonable terms or at all.

ADDITIONAL RISK FACTORS

CYCLICALITY OF SEMICONDUCTOR AND MAGNETIC RECORDING HEAD INDUSTRIES

   The Company's business depends in significant part upon capital expenditures by manufacturers of semiconductors and thin film head magnetic recording devices, which in turn depend upon the current and anticipated market demand for such devices and products utilizing such devices. The semiconductor industry is highly cyclical and historically has experienced recurring periods of oversupply, resulting in significantly reduced demand for capital equipment including the systems manufactured and marketed by the Company. The Company believes that markets for new generations of semiconductors will also be subject to similar fluctuations. In recent years, the semiconductor industry has experienced significant growth which, in turn, has caused significant growth in the capital equipment industry. The Company expects that the semiconductor industry may not sustain such a growth rate in the future. During 1994, 1995, and the first three months of 1996, approximately 35%, 30% and 30%, respectively, of the Company's net sales were derived from sales to thin film head manufacturers and related applications. Although the thin film head segment of the magnetic recording head industry has recently experienced significant growth, the Company expects that the thin film head market segment may not sustain such a growth rate in the future. Accordingly, sales of its steppers to thin film head manufacturers may decrease in the future. The Company's business and operating results would be materially adversely affected by downturns or slowdowns in the semiconductor or thin film head market. In particular, the Company intends to make significant capital expenditures throughout the remainder of 1996, and the resulting increases in depreciation and amortization costs could, in the event of a downturn in the semiconductor or thin film head market, have a material adverse effect on the Company's results of operations. The Company attempts to mitigate the risk of cyclicality by participating in both the semiconductor and magnetic recording head markets. Nevertheless, there can be no assurance that the Company's net sales and operating results will not be materially adversely affected if downturns or slowdowns in either market occur in the future. Such effects are likely to be particularly severe if both markets experience a downturn or slowdown at the same time.

IMPORTANCE OF MIX-AND-MATCH STRATEGY

   A principal element of the Company's strategy is to sell its systems to advanced semiconductor fabrication facilities for mix-and-match applications. This strategy depends, in significant part, upon the recognition by semiconductor manufacturers that costs can be reduced by using the Company's systems to perform exposure on semiconductor process layers requiring feature sizes of 0.65 microns or greater and the willingness of such manufacturers to implement processes to lower manufacturing costs. Many semiconductor fabrication facilities have limited or no experience with integrating lithography tools in the manner necessary for full implementation and acceptance of a mix-and-match manufacturing strategy, and there can be no assurance that semiconductor manufacturers will adopt such a strategy. The Company has designed certain of its systems to operate in a compatible manner with its competitors' reduction steppers, which are used to process layers with feature sizes below 0.65 microns. The successful implementation of the Company's strategy, however, will result in a loss of sales by manufacturers of reduction steppers and will cause these competitors to respond with lower prices, productivity improvements or new technical designs for their systems that eliminate the need for the Company's steppers or make it difficult for Ultratech's systems to attain compatibility with such systems. Also, certain of the Company's competitors, including Nikon, Inc. ("Nikon"), Canon, Inc. ("Canon") and ASM Lithography, Ltd. ("ASML"), are shipping their own mix-and-match lithography systems. The introduction, development and sales of such competitive systems could materially adversely affect the Company's business, financial condition and results of operations.

   To facilitate its mix-and-match strategy, the Company has developed and is continuing to develop a family of products. The Company shipped its first Model 2244i stepper during the second quarter of 1993, and commenced volume production in 1994. The Company has introduced and recently commenced shipment of the Titan Wafer Stepper and Saturn Wafer Stepper. As is typical with newly introduced systems in the capital equipment industry, the Company has experienced and may continue to experience technical or other difficulties with its mix-and-match family of products. The Company believes that the market acceptance and process verification combined with volume production of the mix-and-match family of products is of critical importance to the successful implementation of its mix-and-match strategy and its future financial results. To the extent that the mix-and-match family of products does not achieve or maintain significant sales due to technical, manufacturing or other difficulties associated with these products, lack of customer acceptance, an inability to reduce the significantly long manufacturing cycle of these products, an inability to increase capacity for the production of the mix-and-match family of products, direct competition from announced mix-and-match systems from Nikon, Canon and ASML, or any other reason, the Company's business, financial condition and results of operations would be materially adversely affected. In addition, the increase in mix-and-match stepper production has resulted and will continue to result in higher inventory levels and operating expenses. Failure to achieve or maintain significant sales of these steppers could lead, among other things, to an increase in inventory obsolescence and an increase in expenses without corresponding sales, either of which could materially adversely affect the Company's business, financial condition and results of operations.

EXPANSION OF OPERATIONS; MANAGEMENT OF GROWTH

   In recent years, the Company has significantly increased the scale of its operations to support increased levels of net sales. The increase has included the hiring of additional personnel, increasing the number of steppers scheduled for production, and commencing independent operations in Japan. This increase has resulted in higher inventory levels and higher expenses and has required the Company to implement a variety of systems, procedures and controls. The Company expects that its inventory levels and fixed expenses will continue to increase significantly. If the Company is unable to achieve significantly increased net sales or its sales fall below expectations, the Company's operating results will be materially adversely affected until, among other factors, inventory levels and expenses can be reduced. The Company's expansion has caused and may continue to cause a significant strain on the Company's management, financial and other resources. There can be no assurance that net sales or the Company's rate of growth will increase or remain at or above recent levels or that the Company's systems, procedures and controls will be adequate to support the Company's operations. The Company's financial results depend in significant part on its ability to continue to implement, improve and expand its systems, procedures and controls. Any failure to implement, improve and expand such systems, procedures and controls in an efficient manner at a pace consistent with the Company's business could have a material adverse effect on the Company's business, financial condition and results of operations.

CUSTOMER CONCENTRATION; LENGTHY SALES CYCLE

   Historically, Ultratech has sold a substantial portion of its systems to a limited number of customers. In 1995, sales to Motorola, Inc. ("Motorola") accounted for approximately 12% of the Company's net sales. In 1994, sales to Motorola accounted for approximately 20% of the Company's net sales. In 1993, sales to Motorola and Seagate Technology, Inc. accounted for approximately 17% and 12%, respectively, of the Company's net sales. The Company expects that sales to relatively few customers, particularly Motorola, will continue to account for a high percentage of its net sales in the foreseeable future and believes that the Company's financial results depend in significant part upon the success of Motorola. Although the composition of the group comprising the Company's largest customers may vary from period to period, the loss of a significant customer or any reduction in orders by any significant customer, including reductions due to market, economic or competitive conditions in the semiconductor or magnetic recording head industries or in the industries that manufacture products utilizing integrated circuits or thin film heads, may have a material adverse effect on the Company's business, financial condition and results of operations. The Company's ability to increase its sales in the future will depend in part upon its ability to obtain orders from new customers as well as the financial condition and success of its customers and the general economy, of which there can be no assurance.

   Sales of the Company's systems depend, in significant part, upon the decision of a prospective customer to increase manufacturing capacity or to restructure current manufacturing facilities, either of which typically involve a significant commitment of capital. In view of the significant investment involved in a system purchase, the Company has experienced and may continue to experience delays following initial qualification of the Company's systems as a result of delays in a customer's approval process. For this and other reasons, the Company's systems typically have a lengthy sales cycle during which the Company may expend substantial funds and management effort in securing a sale. Lengthy sales cycles subject the Company to a number of significant risks, including inventory obsolescence and fluctuations in operating results, over which the Company has little or no control.

HIGHLY COMPETITIVE INDUSTRY

   The capital equipment industry in which the Company competes is intensely competitive. A substantial investment is required to install and integrate capital equipment into a semiconductor or thin film head production line. The Company believes that once a device manufacturer has selected a particular vendor's capital equipment, the manufacturer generally relies upon that equipment for the specific production line application and, to the extent possible, subsequent generations of similar products. Accordingly, it is difficult to achieve significant sales to a particular customer once another vendor's capital equipment has been selected. The Company experiences intense competition worldwide from a number of leading foreign and domestic manufacturers, such as Nikon, Canon, ASML and Silicon Valley Group, Inc., all of which have substantially greater financial, marketing, technical and other resources than the Company. Nikon supplies a 1X stepper for use in the manufacture of liquid crystal displays and offers a reduction stepper for thin film head fabrication. In addition, Nikon, Canon and ASML are shipping their own mix-and-match lithography systems. The Company believes that the high cost of developing new lithography tools has caused its competitors to collaborate with customers and other parties in various areas such as research and development, manufacturing and marketing. Many companies in the semiconductor capital equipment market, including photolithography equipment companies such as GCA, formerly a reduction stepper division of General Signal Corporation, have experienced significant declines or have withdrawn from this market. Although the systems offered by the Company do not address the technical requirements of semiconductor manufacturers in the most advanced applications, the Company believes that it currently competes favorably with its competitors in the markets it addresses based on the cost of ownership advantages offered by its 1X steppers. However, Ultratech expects its competitors to continue to improve the performance of their current products. In addition, these competitors have stated that they will introduce new products with improved price and performance characteristics that will compete directly with the Company's products. This could cause a decline in sales or loss of market acceptance of the Company's steppers, and thereby materially adversely affect the Company's future financial performance. There can be no assurance that enhancements to, or future generations of, competitive products will not be developed that offer superior cost of ownership and technical performance features. The Company believes that to remain competitive, it will require significant financial resources in order to continue to invest in new product development, features and enhancements, to introduce next generation stepper systems on a timely basis, and to maintain customer service and support centers worldwide. In marketing its products, the Company will also face competition from vendors employing other technologies, such as excimer lasers and phase-shift mask technology, which may extend the capabilities of competitive products beyond their current limits or increase their productivity. In addition, increased competitive pressure could lead to intensified price-based competition, resulting in lower prices and margins, which would materially adversely affect the Company's business, financial condition and operating results. There can be no assurance that the Company will be able to compete successfully in the future.

RAPID TECHNOLOGICAL CHANGE; IMPORTANCE OF TIMELY PRODUCT INTRODUCTION

   The semiconductor and magnetic recording head manufacturing industries are subject to rapid technological change and new product introductions and enhancements. The Company's ability to remain competitive in these and other markets will depend in part upon its ability to develop new and enhanced systems and related software tools and to introduce these systems and related software tools at competitive prices and on a timely and cost-effective basis to enable customers to integrate them into their operations either prior to or as they begin volume product manufacturing. The Company will also be required to enhance the performance of its existing systems and related software tools. Any success of the Company in developing new and enhanced systems and related software tools depends upon a variety of factors, including product selection, timely and efficient completion of product design, timely and efficient implementation of manufacturing and assembly processes, product performance in the field and effective sales and marketing. In particular, the Company has not yet fully defined the markets and applications for the Titan Wafer Stepper and the Saturn Wafer Stepper. Because new product development commitments must be made well in advance of sales, new product decisions must anticipate both future demand and the technology that will be available to supply that demand. There can be no assurance that the Company will be successful in selecting, developing, manufacturing and marketing new products and related software tools or enhancing its existing products and related software tools. Any such failure would materially adversely affect the Company's business, financial condition and results of operations.

   Because of the large number of components in the Company's systems, significant delays can occur between a system's introduction and the commencement by the Company of volume production of such systems. Ultratech has experienced delays from time to time in the introduction of, and technical and manufacturing difficulties with, certain of its systems and enhancements and related software tools and may experience delays and technical and manufacturing difficulties in future introductions or volume production of new systems or enhancements and related software tools. There can be no assurance that the Company will not encounter technical, manufacturing or other difficulties that could delay future introductions or volume production of systems or enhancements. The Company's inability to complete the development or meet the technical specifications of any of its systems or enhancements and related software tools or to manufacture and ship these systems or enhancements and related software tools, such as the Model 4700 stepper, the Titan Wafer Stepper and the Saturn Wafer Stepper, in volume and in time to meet the requirements for manufacturing the future generation of semiconductor or thin film head devices would materially adversely affect the Company's business, financial condition and results of operations. In addition, the Company may incur substantial unanticipated costs to ensure the functionality and reliability of its steppers early in the products' life cycles. If new products have reliability or quality problems, reduced orders or higher manufacturing costs, delays in collecting accounts receivable and additional service and warranty expenses may result. Any of such events may materially adversely affect the Company's business, financial condition and results of operations.

DEPENDENCE ON KEY PERSONNEL

   The Company's future operating results depend in significant part upon the continued contributions of its Chairman and Chief Executive Officer, Arthur W. Zafiropoulo, as well as other officers and key personnel, many of whom would be difficult to replace. None of such persons has an employment or noncompetition agreement with the Company. The Company does not maintain any life insurance on any of its key persons. The loss of Mr. Zafiropoulo or other key personnel would have a material adverse effect on the business, financial condition and results of operations of the Company. In addition, the Company's future operating results depend in significant part upon its ability to attract and retain other qualified management, manufacturing, technical, sales and support personnel for its operations. There may be only a limited number of persons with the requisite skills to serve in these positions and it may become increasingly difficult for the Company to hire such personnel over time. Competition for such personnel is intense, and there can be no assurance that the Company will be successful in attracting or retaining such personnel. The failure to attract or retain such persons would materially adversely affect the Company's business, financial condition and results of operations.

INTERNATIONAL SALES; JAPANESE MARKET; DEPENDENCE ON LOCAL DISTRIBUTOR

   International sales accounted for approximately 56%, 55% and 52% of total net sales in 1994, 1995 and during the first three months of 1996, respectively. The Company anticipates that international sales, which typically have lower gross margins than domestic sales, principally due to higher field service and support costs, will continue to account for a majority of total net sales. As a result, a significant portion of the Company's sales will be subject to certain risks, including unexpected changes in regulatory requirements, exchange rates, tariffs and other barriers, political and economic instability, difficulties in accounts receivable collections, natural disasters, difficulties in staffing and managing foreign subsidiary and branch operations and potentially adverse tax consequences. The Company is also subject to the risks associated with the imposition of legislation and regulations relating to the import or export of semiconductors and magnetic recording head products. The Company cannot predict whether quotas, duties, taxes or other charges or restrictions will be implemented by the United States, Japan or any other country upon the importation or exportation of the Company's products in the future. There can be no assurance that any of these factors or the adoption of restrictive policies will not have a material adverse effect on the Company's business, financial condition and results of operations.

   Although the Company has sold a number of its systems to Japanese thin film head manufacturers, to date, the Company has made limited sales of its systems to Japanese semiconductor manufacturers. The Japanese semiconductor market segment is large, represents a substantial percentage of the worldwide semiconductor manufacturing capacity, and is difficult for foreign companies to penetrate. The Company is at a competitive disadvantage with respect to Japanese semiconductor capital equipment suppliers that have been engaged for some time in collaborative efforts with Japanese semiconductor manufacturers. The Company believes that the Japanese companies with which it competes have a competitive advantage because of their dominance of the Japanese market segment. The Company believes that increased penetration of the Japanese market is critical to its financial results and intends to invest significant resources in Japan in order to meet this objective. As part of its strategy to penetrate the Japanese market, in 1993, the Company entered into a distribution agreement with Innotech Corporation, a local distributor of products. The Company believes that Innotech is an important element of its strategy to increase its presence in Japan. Such agreement can be terminated upon notice of termination by either party. If Innotech is not successful in selling such systems or such agreement is terminated, the Company's strategy to increase product sales into the Japanese market would be adversely affected. In addition, in recent years, Japanese semiconductor manufacturers substantially reduced their levels of capital spending on new fabrication facilities and equipment, thereby increasing competitive pressures in the Japanese market segment. There can be no assurance, however, that the Company will be able to achieve significant sales to, or will be able to compete successfully in, the Japanese semiconductor market segment.

SOLE OR LIMITED SOURCES OF SUPPLY

   The Company is relying increasingly on outside vendors to manufacture certain components. In addition, certain critical components, subassemblies and services necessary for the manufacture of the Company's steppers are obtained from a single supplier or a limited group of suppliers in order to ensure overall quality and timeliness of delivery. The Company's reliance on sole or a limited group of suppliers and the Company's increasing reliance on subcontractors involve several risks, including a potential inability to obtain an adequate supply of required components and reduced control over pricing and timely delivery of components. Although the timeliness, yield and quality of deliveries to date from the Company's subcontractors have been acceptable, manufacture of certain of these components and subassemblies is an extremely complex process, and long lead-times are required. Any inability to obtain adequate deliveries or any other circumstance that would require the Company to seek alternative sources of supply or to manufacture such components internally could delay the Company's ability to ship its products, which could damage relationships with current and prospective customers and therefore would have a material adverse effect on the Company's business, financial condition and results of operations.

INTELLECTUAL PROPERTY MATTERS

   Although the Company attempts to protect its intellectual property rights through patents, copyrights, trade secrets and other measures, it believes that any success will depend more upon the innovation, technological expertise and marketing abilities of its employees. Nevertheless, the Company has a policy of seeking patents when appropriate on inventions resulting from its ongoing research and development and manufacturing activities. The Company also relies upon trade secret protection for its confidentiality and proprietary information. There can be no assurance that the Company will be able to protect its technology adequately or that competitors will not be able to develop similar technology independently. There can be no assurance that any of the Company's pending patent applications will be issued or that foreign intellectual property laws will protect the Company's intellectual property rights. In addition, litigation may be necessary to enforce the Company's patents, copyrights or other intellectual property rights, to protect the Company's trade secrets, to determine the validity and scope of the proprietary rights of others or to defend against claims of infringement. Such litigation could result in substantial costs and diversion of resources and could have a material adverse effect on the Company's business and results of operations, regardless of the outcome of the litigation. There can be no assurance that any patent issued to the Company will not be challenged, invalidated or circumvented or that the rights granted thereunder will provide competitive advantages to the Company. Furthermore, there can be no assurance that others will not independently develop similar products, duplicate the Company's products or, if patents are issued to the Company, design around the patents issued to the Company.

   Although there are no pending lawsuits against the Company regarding infringement claims with respect to any existing patents or any other intellectual property rights, the Company has at times been notified of claims that it may be infringing intellectual property rights possessed by third parties. Certain of the Company's customers have received notices of infringement from Technivision Corporation and Jerome Lemelson alleging that the manufacture of semiconductor products and/or the equipment used to manufacture semiconductor products infringes certain patents issued to such person. The Company has been notified by certain of such customers that the Company may be obligated to defend or settle claims that the Company's products infringe any of such person's patents, and, in the event it is subsequently determined that the customer infringes any of such person's patents, they intend to seek reimbursement from the Company for damages and other expenses resulting from this matter. In particular, one of the Company's customers was involved in litigation with Mr. Lemelson involving several of his patents. In this litigation, the customer challenged the validity, enforceability and infringement of those patents. In this litigation, Mr. Lemelson's attorneys identified certain equipment of the Company as allegedly infringing upon certain claims of one or more of the patents-in-suit. This litigation was settled by an agreement between the parties before any trial. According to published reports, the settlement agreement provides that such customer will fund educational programs and will receive a license to certain intellectual property rights. Although there are no pending lawsuits against the Company regarding infringement claims with respect to any existing patents or any other intellectual property rights, there can be no assurance that infringement claims by third parties or claims for indemnification resulting from infringement claims in the future will not be asserted, or that such assertions, if proven to be true, will not materially adversely affect the Company's business, financial condition and results of operations, regardless of the outcome of any litigation. With respect to existing or new claims, the Company may seek to obtain a license under the third party's intellectual property rights. There can be no assurance, however, that a license will be available on reasonable terms or at all. The Company could decide, in the alternative, to resort to litigation to challenge such claims. Such challenges could be extremely expensive and time consuming and could materially adversely affect the Company's business, financial condition and results of operations, regardless of the outcome of any litigation.

ENVIRONMENTAL REGULATIONS

   The Company is subject to a variety of governmental regulations relating to the use, storage, discharge, handling, emission, generation, manufacture or disposal of toxic or other hazardous substances used to manufacture the Company's systems. The Company believes that it is currently in compliance in all material respects with such regulations and that it has obtained all necessary environmental permits to conduct its business. Nevertheless, the failure to comply with current or future regulations could result in substantial fines being imposed on the Company, suspension of production, alteration of the manufacturing process or cessation of operations. Such regulations could require the Company to acquire expensive remediation equipment or to incur substantial expenses to comply with environmental regulations. Any failure by the

Company to control the use, disposal or storage of, or adequately restrict the discharge of, hazardous or toxic substances could subject the Company to significant liabilities.

EFFECTS OF CERTAIN ANTI-TAKEOVER PROVISIONS

   Certain provisions of the Company's Certificate of Incorporation, equity incentive plans, Bylaws and Delaware law may discourage certain transactions involving a change in control of the Company. In addition to the foregoing, the Company's classified board of directors, the shareholdings of the Company's officers, directors and persons or entities that may be deemed affiliates and the ability of the Board of Directors to issue "blank check" preferred stock without further stockholder approval could have the effect of delaying, deferring or preventing a change in control of the Company and may adversely affect the voting and other rights of holders of Common Stock.

VOLATILITY OF STOCK PRICE

   The Company believes that factors such as announcements of developments related to the Company's business, fluctuations in the Company's operating results, sales of securities of the Company into the marketplace, general conditions in the semiconductor and magnetic recording head industries or the worldwide economy, an outbreak of hostilities, a shortfall in revenue or earnings or other financial results, changes in analysts' expectations, announcements of technological innovations or new products or enhancements by the Company or its competitors, developments in patents or other intellectual property rights and developments in the Company's relationships with its customers and suppliers could cause the price of the Company's Common Stock to fluctuate, perhaps substantially. In addition, in recent years the stock market in general, and the market for shares of small capitalization stocks in particular, including the Company's, have experienced extreme price fluctuations, which have often been unrelated to the operating performance of affected companies. Many companies in the semiconductor equipment industry, including the Company, have recently experienced historical highs in the market price of their common stock, followed by a significant reduction in those market prices. There can be no assurance that the market price of the Company's Common Stock will not continue to experience significant fluctuations in the future, including fluctuations that are unrelated to the Company's performance.

PART 2:  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.                                          None.

ITEM 2.  CHANGES IN SECURITIES.                                      None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.                            None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.        None.

ITEM 5.  OTHER INFORMATION.

         James L. Schram was appointed to the position of President and Chief Operating Officer of the Company in March, 1996. Prior to joining the Company, from 1973 to February 1996, he was employed in various positions at Watkins Johnson, Co., a semiconductor equipment manufacturer, including President of their Semiconductor Equipment Group and most recently as Vice President of corporate strategic planning.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (A) EXHIBITS

         Exhibit 11.1        Statement of Computation of Net Income Per Share.

         Exhibit 10.18.2 Second Amendment to Credit Agreement and Promissory Note between Registrant and First Interstate Bank of California, dated March 29, 1996.

         Exhibit 27          Financial Data Schedule

         (B) REPORTS ON FORM 8-K

         The Company did not file any reports on Form 8-K during the three months ended March 31, 1996.

                                      SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                               ULTRATECH STEPPER, INC.
- - - --------------------------------------------------------------------------------
                                     (Registrant)


Date:       May 7, 1996           By:  /s/William G. Leunis, III
    -------------------------          ----------------------------------------
                                         William G. Leunis, III

                                         Vice President Finance and Chief
                                          Financial Officer
                                         (Duly Authorized Officer and Principal
                                            Financial and Accounting Officer)