Form 10-Q
period 1996-06-30
ULTRATECH STEPPER INC
filed 1996-08-12
CIK 909791

            UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C. 20549

                             FORM  10-Q
(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
    SECURITIES EXCHANGE ACT OF 1934

    FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1996

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
    SECURITIES EXCHANGE ACT OF 1934

    For the transition period from _______________ to _____________


                      Commission File Number 0-22248

                          ULTRATECH STEPPER, INC.
          (Exact name of registrant as specified in its charter)


                      DELAWARE                 94-3169580
        (State or other jurisdiction          (I.R.S. employer
     of incorporation or organization)      identification number)

     3050 Zanker Road, San Jose, California           95134
    (Address of principal executive offices)        (Zip Code)

  Registrant's telephone number, including area code (408) 321-8835

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                  Yes   X      No
                                     -------     ------

Indicate the number of shares of the issuer's class of common stock, as of the latest practical date:

                Class                   Outstanding as of August 5, 1996
- -----------------------------------     --------------------------------
     Common Stock, $.001 par value                  20,198,239

                         ULTRATECH STEPPER, INC.

                                INDEX


                                                                       Page No.
                                                                       --------

PART 1. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

        Condensed Consolidated Balance Sheets as of June 30,
        1996 and December 31, 1995...................................      3

        Condensed Consolidated Statements of Income for
        the three months ended June 30, 1996 and 1995 and
        the six months ended June 30, 1996 and 1995.................       4

        Condensed Consolidated Statement of Cash Flows
        for the six months ended June 30, 1996 and 1995.............       5

        Notes to Condensed Consolidated Financial Statements........       6

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
        FINANCIAL CONDITION AND RESULTS OF OPERATIONS...............       7


PART 2. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS..........................................       18

ITEM 2. CHANGES IN SECURITIES......................................       18

ITEM 3. DEFAULTS UPON SENIOR SECURITIES............................       18

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS........       18

ITEM 5. OTHER INFORMATION..........................................       18

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K...........................       18


SIGNATURES.........................................................       19

Part 1.   Financial Information

Item 1.   Condensed Consolidated Financial Statements


                          ULTRATECH STEPPER, INC.
                 CONDENSED CONSOLIDATED BALANCE SHEETS


(In thousands)                           June 30,   December 31,
                                            1996        1995*
                                        ----------  -----------
ASSETS                                  (Unaudited)

Current assets:
 Cash, cash equivalents and
  short-term investments                  $152,310  $161,356
 Accounts receivable, net                   44,364    23,917
 Inventories                                34,994    27,387
 Prepaid expenses and other
  current assets                             1,823     1,332
 Deferred income taxes                       8,439     6,883
                                        ----------  -----------
Total current assets                       241,930   220,875

Equipment and leasehold
 improvements, net                          19,898    16,352

Restricted investments                       5,071     4,996

Other assets                                 4,194     3,205
                                        ----------  -----------

Total assets                              $271,093  $245,428
                                        ----------  -----------
                                        ----------  -----------


LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
 Accounts payable                          $19,877   $12,925
 Other current liabilities                  31,037    31,376
 Current portion of long-term debt               -       400
                                        ----------  -----------
Total current liabilities                   50,914    44,701

Other liabilities                              849     1,069

Stockholders' equity                       219,330   199,658
                                        ----------  -----------
Total liabilities and stockholders'
   equity                                 $271,093  $245,428
                                        ----------  -----------
                                        ----------  -----------

* The Balance Sheet as of December 31, 1995 has been derived from the audited financial statements at that date.








SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                      ULTRATECH STEPPER, INC.
              CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                             (UNAUDITED)


                                          Three Months Ended  Six Months Ended
                                          ------------------  -----------------
                                           June 30,  June 30, June 30, June 30,
(In thousands, except per share amounts)     1996     1995      1996     1995
                                           -------   -------  --------  --------
Net sales                                  $51,793   $36,255  $103,506  $68,330
Cost of sales                               23,691    17,543    47,750   33,393
                                           -------   -------  --------  --------
Gross profit                                28,102    18,712    55,756   34,937
OPERATING EXPENSES:
 Research, development, and
  engineering                                7,307     5,243    14,700    9,971
 Selling, general, and
  administrative                             8,264     6,474    16,998   12,343
                                           -------   -------  --------  --------
Operating income                            12,531     6,995    24,058   12,623
Other income, net                            1,523       855     3,089    1,371
                                           -------   -------  --------  --------
Income before income taxes                  14,054     7,850    27,147   13,994
Income taxes                                 4,778     2,590     9,230    4,618
                                           -------   -------  --------  --------
Net income                                  $9,276    $5,260   $17,917  $ 9,376
                                           -------   -------  --------  --------
                                           -------   -------  --------  --------
Net income per share                         $0.44     $0.27     $0.84     $0.49
Number of shares used in
 per share computations                     21,279    19,533    21,253    18,954
                                           -------   -------  --------  --------
                                           -------   -------  --------  --------



SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                       ULTRATECH STEPPER, INC.
            CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (UNAUDITED)

                                                      Six Months Ended
                                               ------------------------------
(In thousands)                                  June 30, 1996   June 30, 1995
                                                -------------   -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                          $17,917      $9,376
Charges to income not affecting cash                  1,430       1,706
Net effect of changes in operating assets
 and liabilities                                    (21,723)      3,514
                                                -------------   -------------
Net cash provided by (used in) operating
 activities                                          (2,376)     14,596

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures                                 (5,841)     (6,724)
Net reduction (investment) in
 available-for-sale securities                        5,832     (55,811)
Segregation of restricted investments                   (75)          -
                                                -------------   -------------
Net cash used in investing activities                   (84)    (62,535)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of long-term debt                            (400)       (400)
Proceeds from issuance of short-term debt             7,500       2,000
Repayment of short-term debt                         (7,500)     (2,000)
Net proceeds from issuance of common stock              684      88,856
                                                -------------   -------------
Net cash provided by financing activities               284      88,456

Net increase (decrease) in cash and cash
 equivalents                                         (2,176)     40,517

Cash and cash equivalents at beginning
 of period                                           30,361      14,455
                                                -------------   -------------
Cash and cash equivalents at end of period          $28,185     $54,972
                                                -------------   -------------
                                                -------------   -------------

Note:
Certain reclassifications to the June 30, 1995 Condensed Consolidated Statement of Cash Flows have been made to conform to the June 30, 1996 presentation.



SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                    ULTRATECH STEPPER, INC.
          NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                              (UNAUDITED)
                             JUNE 30, 1996


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

The Company's second fiscal quarter ended on June 29, 1996 and July 1, 1995. For convenience of presentation, the Company's financial statements have been shown as ending on June 30, 1996 and June 30, 1995.

Operating results for the three month and six month periods ended June 30, 1996 are not necessarily indicative of the results that may be expected for the year ending December 31, 1996, or any future period.

USE OF ESTIMATES - The preparation of the accompanying unaudited consolidated condensed financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the audited combined financial statements of Ultratech Stepper, Inc. for the year ended December 31, 1995, which are set forth in the Annual Report on Form 10-K.

(2) INVENTORIES
Inventories consist of the following:

                                            June 30, 1996  Dec. 31, 1995
                                            -------------  -------------
(In thousands)                                (Unaudited)
Raw materials.............................        $19,831        $12,201
Work-in-process...........................         12,408         12,426
Finished products.........................          2,755          2,760
                                            -------------  -------------
                                                  $34,994        $27,387
                                            -------------  -------------
                                            -------------  -------------
(3) OTHER CURRENT LIABILITIES
Other current liabilities consist of the following:


                                            June 30, 1996  Dec. 31, 1995
                                            -------------  -------------
(In thousands)                               (Unaudited)
Salaries and benefits.....................         $7,373         $6,916
Warranty reserves.........................         10,314          9,328
Advance billings..........................            448          4,071
Income taxes payable......................          4,884          4,088
Other.....................................          8,018          6,973
                                            -------------  -------------
                                                  $31,037        $31,376
                                            -------------  -------------
                                            -------------  -------------

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

     The following Management's Discussion and Analysis of Financial Condition and Results of Operations may contain forward-looking statements which involve uncertainties. The Company's actual results could differ materially from those anticipated in any such forward-looking statements as a result of certain factors, including those set forth under "Additional Risk Factors", and elsewhere in this report. Additionally, historical results and percentage relationships discussed below will not necessarily be indicative of the results of operations for any future period.

     The following discussion should be read in conjunction with the Company's 1995 Annual Report on Form 10-K, available upon request.

RESULTS OF OPERATIONS

     The Company's operating results have fluctuated significantly in the past and will fluctuate significantly in the future depending upon a variety of factors, including the timing of new product announcements and releases by the Company or its competitors; market acceptance of new products and enhanced versions of the Company's products; manufacturing inefficiencies associated with the start up of new product introductions; lengthy sales cycles for the Company's systems; customer concentration; the timing of significant orders; ability to volume produce systems and meet customer requirements; patterns of capital spending by customers; product discounts; changes in pricing by the Company, its competitors, customers or suppliers; the mix of products sold; cyclicality in the Company's targeted markets; political and economic instability; natural disasters; regulatory changes; business interruptions related to the Company's occupation of its facilities; and various competitive factors including price-based competition and competition from vendors employing other technologies. The Company's gross profit as a percentage of sales has been and will continue to be significantly affected by a variety of factors, including the percentage of international sales, which typically have lower gross margins than domestic sales principally due to higher field service and support costs; the introduction of new products, which typically have higher manufacturing costs until manufacturing efficiencies are realized and are discounted more than existing products until the products gain market acceptance; increased competition in the Company's targeted markets; the mix of products sold; and the implementation of subcontracting arrangements. As a result of its distribution agreement with Innotech Corporation, its Japanese distributor, gross profit as a percentage of total net sales may be adversely impacted in any particular period by significant system shipments to the Japanese market.

     The Company derives a substantial portion of its total net sales from the sale of a relatively small number of new systems which typically range in price from $800,000 to $2.1 million. As a result, the timing of recognition of revenue from a single transaction could have a significant impact on the Company's net sales and operating results. The Company's backlog at the beginning of a period may not include all of the stepper sales needed to achieve the Company's objectives for that period. In addition, orders in backlog are subject to cancellation, delay, deferral or rescheduling by a customer with limited or no penalties. Consequently, the Company's net sales and operating results for a period have been and continue to depend upon the Company obtaining orders for systems to be shipped in the same period in which the order is received. The Company's business and financial results for a particular period could be materially adversely affected if an anticipated order for even one system is not received in time to permit shipment during the particular period. Furthermore, a substantial portion of the Company's net sales has historically been realized near the end of each quarter. Accordingly, the failure to receive anticipated orders or delays in shipments near the end of a particular quarter, due, for example, to unanticipated shipment reschedulings, cancellations, delays or deferrals by customers or to unexpected manufacturing difficulties or delays in deliveries by suppliers due to their long production lead times or otherwise, may cause net sales in a particular quarter to fall significantly below the Company's expectations, which would materially adversely affect the Company's operating results for such quarter.
In particular, the significantly long manufacturing cycles of the Company's linear motor-based steppers, which include the Model 2244i stepper, Model
4700 stepper, Titan Wafer Stepper-TM- and Saturn Wafer Stepper-TM-, and the long lead time for lenses and other materials, could cause shipments of such products to be delayed from one quarter to the next, which could materially adversely affect the Company's financial condition and results of operations for a particular quarter. Furthermore, announcements by the Company or its competitors of new products and technologies could cause customers to defer or cancel purchases of the Company's existing systems, which would also materially adversely affect the Company's business, financial condition and results of operations.

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

NET SALES

     Net sales consist of revenue from system sales, spare parts sales, and service. Net sales for the quarter ended June 30, 1996 were $51.8 million, an increase of 43% as compared with net sales of $36.3 million for the comparable period in 1995. Net sales for the six months ended June 30, 1996 were $103.5 million, an increase of 51% as compared with net sales of $68.3 million for the comparable period in 1995. This increase, relative to the comparable periods in 1995, was primarily attributed to higher unit sales and average selling prices of the Company's Model 1500 series steppers, which address the markets for scanner replacement and high volume/low cost semiconductor fabrication; higher unit sales, custom features and average selling prices of the Company's Model 1700 series steppers, which address the market for back-end thin film head processing; commencement of shipment of the Company's Model 4700 stepper, which is designed to meet the needs of leading-edge thin film head manufacturers; and higher unit sales of the Company's Titan Wafer Stepper, which addresses the market for photosensitive polyimide applications as well as the markets for scanner replacement and high volume/low cost semiconductor fabrication; partially offset by lower unit shipments of the Company's Model 2700 and Model 2244i steppers. Overall, the Company's system shipments for the quarter increased 26%, relative to the comparable period in 1995, while the weighted average selling price of all systems sold increased 13%. For the six months ended June 30, 1996, the Company's system shipments increased 34%, relative to the comparable period in 1995, while the weighted average selling price of all systems sold increased 12%. Net sales from spare parts and service in the first quarter of 1996 increased 101% over the comparable period in 1995. For the six months ended June 30, 1996, net sales from spare parts and service increased 71% over the comparable period in 1995. Both the current quarter and year-to-date increases are primarily attributed to system upgrades and higher service and spares sales resulting from a larger installed base of the Company's systems.

     International net sales for the quarter ended June 30, 1996 were $21.7 million, as compared with $19.1 million for the comparable period in 1995. International net sales represented 42% of total net sales for the quarter ended June 30, 1996, as compared with 53% for the comparable period in 1995. This year-over-year increase, in absolute dollars, was primarily attributed to increased system sales of the Company's Model 1700 series steppers and Model 4700 stepper to thin film head manufacturers in Southeast Asia, partially offset by lower system sales to the Japanese, Korean and Taiwanese markets. For the six months ended June 30, 1996, international net sales were $48.5 million, as compared with $38.5 million for the comparable period in 1995.

This year-over-year increase, in absolute dollars, was primarily attributed to increased system sales of the Company's Model 1700 series steppers and Model 4700 stepper to thin film head manufacturers in Southeast Asia, partially offset by lower system sales to the Korean and Taiwanese markets. The Company's operations in foreign countries are not subject to significant exchange rate fluctuations, principally because sales contracts for the Company's systems are generally denominated in U.S. dollars. However, international sales expose the Company to a number of additional risk factors, including fluctuations in the value of local currencies relative to the U.S. dollar, which, in turn, impact the relative cost of ownership of the Company's products. See "Additional Risk Factors: International Sales; Japanese Market; Dependence on Local Distributor."

     Although the semiconductor industry and the thin film head segment of the magnetic recording head industry have recently experienced significant growth, the Company expects that these industries may not sustain such a growth rate in the future. Recently, several semiconductor manufacturers have announced delays or cancellations of previously planned capacity additions. The Company has recently experienced cancellation of purchase orders, shipment delays and purchase order restructurings by several of its customers and anticipates that this trend will continue for the next several quarters. Accordingly, the Company presently anticipates that it will not be able to achieve the rate of sales growth in 1996 that it experienced in 1995, as compared to the previous year and may, based on current market uncertainties, experience flat to lower sales for the remainder of 1996, as compared with the six months ended June 30, 1996.

GROSS PROFIT

     Gross profit margin for the quarter ended June 30, 1996 was 54.3%, as compared with 51.6% for the comparable period in 1995. The improvement in gross margins can be primarily attributed to a favorable product and geographic mix, higher weighted average selling prices for the Company's systems, improved gross margins from spare parts and service, and increased after-sales efficiencies. These positive factors were partially offset by manufacturing inefficiencies caused by changes in the Company's shipment schedule and non-linearity of shipments during the quarter, which resulted in a significant portion of the Company's shipments for the quarter occurring during the final month. For the six months ended June 30, 1996, gross margin was 53.9% as compared with 51.1% for the comparable period in 1995. The year-to-date improvement in gross margins can be primarily attributed to a favorable product mix, higher weighted average selling prices for the Company's systems, improved gross margins from spare parts and service, and increased after-sales efficiencies. These positive factors were partially offset by manufacturing inefficiencies experienced in the quarter ended June 30, 1996 as a result of changes in the Company's shipment schedule and non-linearity of shipments during the quarter.

RESEARCH, DEVELOPMENT, AND ENGINEERING

     The Company's research, development, and engineering expenses, net of third party funding, were $7.3 million for the quarter ended June 30, 1996, an increase of 39% as compared with $5.2 million for the comparable period in 1995. For the six months ended June 30, 1996, research, development, and engineering expenses, net of third party funding, were $14.7 million, an increase of 47% as compared with $10.0 million for the comparable period in 1995. Both the current quarter and year-to-date increases were primarily attributed to the continued development, enhancement, manufacturing support and sales demonstration support of the Company's Model 2244i stepper, Model 4700 stepper, Titan Wafer Stepper and Saturn Wafer Stepper, expenditures related to the enhancement of features and functionality of the Company's Model 1500 and Model 1700 series steppers, and certain advanced research projects. The Company intends to continue to invest significant resources in the development of new products and enhancements of existing semiconductor and thin film head lithography systems. Due to these and other factors, the Company expects the absolute dollar amount of research, development and engineering expenses for the remainder of 1996 to increase relative to 1995. Additionally, the Company intends to expand its development and application capabilities to certain foreign locations. The Company currently anticipates that these expenditures will take place during 1997.

SELLING, GENERAL, AND ADMINISTRATIVE

     The Company's selling, general, and administrative expenses were $8.3 million for the quarter ended June 30, 1996, an increase of 28% as compared with $6.5 million for the comparable period in 1995. As a percentage of net sales, selling, general, and administrative expenses declined to 16.0% for the quarter ended June 30, 1996, as compared with 17.9% for the comparable period in 1995. The significant dollar increase in the current quarter, relative to the comparable period in 1995, reflects the Company's increases in sales, service and support expenses typically associated with an increase in sales, partially offset by lower commission expense as a result of higher direct sales relative to total net sales for the quarter, and cost savings measures implemented by the Company during the quarter. For the six months ended June 30, 1996, selling, general, and administrative expenses were $17.0 million, as compared with $12.3 million for the comparable period in 1995. As a percentage of net sales, selling, general, and administrative expenses declined to 16.4% for the six months ended June 30, 1996, as compared with 18.1% for the comparable period in 1995. The significant dollar increase in the first six months of 1996, relative to the comparable period in 1995, reflects the Company's increases in sales, service and support expenses typically associated with an increase in sales, partially offset by lower commission expense during the quarter ended June 30, 1996 as a result of higher direct sales relative to total net sales for the quarter, and cost savings measures implemented by the Company during the quarter ended June 30, 1996. Additionally, the Company currently anticipates that it will add several additional service centers in the Far East during 1996 as a result of recent sales activity and expanding market opportunities in that region. The Company expects the absolute dollar amount of selling, general, and administrative expenses for the remainder of 1996 to increase relative to 1995.

OTHER INCOME, NET

     Other income, net, which consists primarily of interest income, was $1.5 million for the quarter ended June 30, 1996, as compared with $.9 million for the comparable period in 1995. For the six months ended June 30, 1996, other income, net, was $3.1 million, as compared with $1.4 million for the comparable period in 1995. The improvement in the current quarter and year-to-date periods, relative to the comparable periods in 1995, was attributed to income generated from increased investments in cash equivalents and short-term investments, combined with higher rates of return.

INCOME TAXES

     Income taxes represented 34% of income before income taxes for the both the quarter and six month period ended June 30, 1996, as compared with 33% for the comparable periods in 1995. This increase for 1996, relative to 1995, is anticipated primarily as a result of lower tax-exempt interest income as a percentage of total income before income taxes, and the current status of the federal research and development tax credit that has, as yet, not been renewed. However, this rate may be impacted further by tax legislation and other factors.

LIQUIDITY AND CAPITAL RESOURCES

     Net cash used in operating activities was $2.4 million for the six month period ended June 30, 1996, as compared with net cash generated by operating activities of $14.6 million for the comparable period in 1995. Negative cash flows from operating activities during the first six months of 1996 were primarily attributed to an increase in accounts receivable of $20.4 million, primarily as a result of higher sales levels, a high percentage of sales recognized near the end of the quarter and customer payment delays; an increase in inventories of $7.6 million, primarily as a result of higher sales levels and a shift in product mix; partially offset by an increase in accounts payable of $7.0 million and net income of $17.9 million. The Company believes that because of the relatively long manufacturing cycle of certain of its systems, particularly newer products, and the current uncertainty in the semiconductor industry, the Company's investment in inventories will continue to represent a significant portion of working capital. Additionally, a significant portion of inventories consist of materials and subassemblies for the Company's mix-and-match family of steppers. The Company has recently experienced a downturn in orders for its mix-and-match products. See "Additional Risk
Factors: Importance of Mix-and-Match Strategy." As a result of such investment in inventories, the Company may be subject to an increased risk of inventory obsolescence and other factors, which could materially adversely affect the Company's operating results.

     At June 30, 1996, the Company had working capital of $191.0 million. The Company's principal sources of liquidity at June 30, 1996 consisted of $152.3 million in cash, cash equivalents and short-term investments and a $25 million unsecured line of credit, which expires in June 1999. As of June 30, 1996, no amounts were outstanding under such facility. The Company's $25 million unsecured credit facility provides for borrowings at contractual rates including, but not limited to, the Wells Fargo Bank's prime reference rate and requires compliance with many covenants, including covenants relating to profitability on a calendar year basis, minimum levels of tangible net worth, limitations on additional debt and liens and various financial ratios. At June 30, 1996, the Company was in compliance with each of its debt instruments.

     Net cash provided by financing activities was $.3 million for the six months ended June 30, 1996, principally as a result of the issuance of common stock pursuant to the exercise of employee stock options, partially offset by the repayment of the Company's outstanding note payable. The Company expended $.1 million in net investment activities for the six months ended June 30, 1996, as capital expenditures of $5.8 million were offset by a net $5.8 million reduction in the Company's available-for-sale securities.

     The development and manufacture of new lithography systems and enhancements are highly capital intensive. In order to remain competitive, the Company must continue to make significant expenditures for capital equipment, sales, service, training and support capabilities, investments in systems, procedures and controls, expansion of operations and research and development, among many items. The Company expects that anticipated cash flow from operations, its cash, cash equivalents and short-term investments and funds available under its line of credit will be sufficient to meet the Company's cash requirements for the next twelve months. Beyond the next twelve months, the Company may require additional equity or debt financing to address its working capital or capital equipment needs. Additionally, the Company may in the future pursue acquisitions of complementary product lines, technologies, or businesses. Future acquisitions by the Company may result in potentially dilutive issuances of equity securities, the incurrence of debt and contingent liabilities, and amortization expenses related to goodwill and other intangible assets, which could materially adversely affect any Company profitability. In addition, acquisitions involve numerous risks, including difficulties in the assimilation of the operations, technologies and products of the acquired companies; the diversion of management's attention from other business concerns; risks of entering markets in which the Company has no or limited direct prior experience; and the potential loss of key employees of the acquired company. In the event that such an acquisition does occur, there can be no assurance as to the effect thereof on the Company's business or operating results. Additionally, the Company recently formed a wholly-owned subsidiary for the purpose of financing customer purchases. If successful, this strategy may result in the formation of significant long-term receivables and would require the use of substantial amounts of working capital. To the extent that the Company's financial resources are insufficient to fund the Company's activities, additional funds will be required. There can be no assurance that additional financing will be available on reasonable terms or at all.

ADDITIONAL RISK FACTORS

CYCLICALITY OF SEMICONDUCTOR AND MAGNETIC RECORDING HEAD INDUSTRIES

     The Company's business depends in significant part upon capital expenditures by manufacturers of semiconductors and thin film head magnetic recording devices, which in turn depend upon the current and anticipated market demand for such devices and products utilizing such devices. The semiconductor industry is highly cyclical and historically has experienced recurring periods of oversupply, resulting in significantly reduced demand for capital equipment including the systems manufactured and marketed by the Company. The Company believes that markets for new generations of semiconductors will also be subject to similar fluctuations. In recent years, the semiconductor industry has experienced significant growth which, in turn, has caused significant growth in the capital equipment industry. This growth has moderated during 1996 and the Company expects that the semiconductor industry may not sustain such a growth rate in the future. During 1994, 1995, and the first six months of 1996, approximately 35%, 30% and 35%, respectively, of the Company's net sales were derived from sales to thin film head manufacturers and related applications. Although the thin film head segment of the magnetic recording head industry has recently experienced significant growth, the Company expects that the thin film head market segment may not sustain such a growth rate in the future. Accordingly, sales of its steppers to thin film head manufacturers may decrease in the future. The Company's business and operating results would be materially adversely affected by downturns or slowdowns in the semiconductor or thin film head market. The Company attempts to mitigate the risk of cyclicality by participating in both the semiconductor and magnetic recording head markets. Nevertheless, there can be no assurance that the Company's net sales and operating results will not be materially adversely affected if downturns or slowdowns in either market occur in the future. Such effects are likely to be particularly severe if both markets experience a downturn or slowdown at the same time.

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

CUSTOMER CONCENTRATION; LENGTHY SALES CYCLE

     Historically, Ultratech has sold a substantial portion of its systems to a limited number of customers. In 1995, sales to Motorola, Inc. ("Motorola") accounted for approximately 12% of the Company's net sales. In 1994, sales to Motorola accounted for approximately 20% of the Company's net sales. In 1993, sales to Motorola and Seagate Technology, Inc. accounted for approximately 17% and 12%, respectively, of the Company's net sales. The Company expects that sales to relatively few customers, particularly Motorola, will continue to account for a high percentage of its net sales in the foreseeable future and believes that the Company's financial results depend in significant part upon the success of Motorola. Additionally, the Company's six-month backlog at June 30, 1996 contained a significant concentration of system orders from several thin film head manufacturers for a relatively new application. See "Additional Risk Factors: Rapid Technological Change; Importance of Timely Product Introduction." Although the composition of the group comprising the Company's largest customers may vary from period to period, the loss of a significant customer or any reduction in orders by any significant customer, including reductions due to market, economic or competitive conditions in the semiconductor or magnetic recording head industries or in the industries that manufacture products utilizing integrated circuits or thin film heads, may have a material adverse effect on the Company's business, financial condition and results of operations. The Company's ability to increase its sales in the future will depend in part upon its ability to obtain orders from new customers as well as the financial condition and success of its customers and the general economy, of which there can be no assurance.

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

RAPID TECHNOLOGICAL CHANGE; IMPORTANCE OF TIMELY PRODUCT INTRODUCTION

     The semiconductor and magnetic recording head manufacturing industries are subject to rapid technological change and new product introductions and enhancements. The Company's ability to remain competitive in these and other markets will depend in part upon its ability to develop new and enhanced systems and related software tools and to introduce these systems and related software tools at competitive prices and on a timely and cost-effective basis to enable customers to integrate them into their operations either prior to or as they begin volume product manufacturing. The Company will also be required to enhance the performance of its existing systems and related software tools. Any success of the Company in developing new and enhanced systems and related software tools depends upon a variety of factors, including product selection, timely and efficient completion of product design, timely and efficient implementation of manufacturing and assembly processes, product performance in the field and effective sales and marketing. In particular, the Company has not yet fully defined the markets and applications for the Titan Wafer Stepper and the Saturn Wafer Stepper. Additionally, the Company has recently commenced shipment, and has a significant customer backlog, of the Model 1700 stepper for back-end thin film head processing. See "Additional Risk Factors: Customer Concentration; Lengthy Sales Cycle." This is a relatively new application for the Company's systems. Should the Company experience difficulty with this new process, due to product limitations or the inability of customers to fully implement this new technology, among other factors, the Company's financial condition and results of operations would be materially adversely impacted. Because new product development commitments must be made well in advance of sales, new product decisions must anticipate both future demand and the technology that will be available to supply that demand. There can be no assurance that the Company will be successful in selecting, developing, manufacturing and marketing new products and related software tools or enhancing its existing products and related software tools. Any such failure would materially adversely affect the Company's business, financial condition and results of operations.

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

INTERNATIONAL SALES; JAPANESE MARKET; DEPENDENCE ON LOCAL DISTRIBUTOR

     International sales accounted for approximately 56%, 55% and 47% of total net sales in 1994, 1995 and during the first six months of 1996, respectively. The Company anticipates that international sales, which typically have lower gross margins than domestic sales, principally due to higher field service and support costs, will continue to account for a majority of total net sales. As a result, a significant portion of the Company's sales will be subject to certain risks, including unexpected changes in regulatory requirements, exchange rates, tariffs and other barriers, political and economic instability, difficulties in accounts receivable collections, natural disasters, difficulties in staffing and managing foreign subsidiary and branch operations and potentially adverse tax consequences. The Company is also subject to the risks associated with the imposition of legislation and regulations relating to the import or export of semiconductors and magnetic recording head products. The Company cannot predict whether quotas, duties, taxes or other charges or restrictions will be implemented by the United States, Japan or any other country upon the importation or exportation of the Company's products in the future. There can be no assurance that any of these factors or the adoption of restrictive policies will not have a material adverse effect on the Company's business, financial condition and results of operations.

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

ITEM 1. LEGAL PROCEEDINGS.                                     None.

ITEM 2. CHANGES IN SECURITIES.                                 None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.                       None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

  The following proposals were voted upon by the Company's stockholders at the Annual Stockholders Meeting held on May 16, 1996.

 1. The following persons were elected as directors of the Company to serve for a term ending upon the Annual Stockholders' Meeting indicated beside their respective names and until their successors are elected and qualified:

                      Term Ending Upon
                         the Annual                 Votes                 Broker
                        Stockholders'              Withheld                 Non-
                          Meeting      Votes for  or Against  Abstentions  Votes
                      ---------------  ---------  ----------  -----------  -----
Arthur W. Zafiropoulo       1998       18,358,598     213,794      -       -
Michael C. Child            1998       18,474,898      97,494      -       -
Joseph Parkinson            1998       18,474,252      98,140      -       -

2. A proposal to approve a series of amendments to the Company's 1993 Stock
   Option/Stock Issuance    Plan (the 1993 Plan) to increase the total number of
   shares of Common Stock authorized for issuance over the term of the 1993 Plan by an additional 600,000 shares; to increase the limit on the maximum number of shares of Common Stock issuable under the 1993 Plan prior to the required cessation of further tax-qualified incentive stock option grants to 3,780,000 shares plus an additional increase of 277,000 shares per fiscal year over each of the next four fiscal years, beginning with the 1997 year; and to revise the Automatic Option Grant Program in effect for non-employee Board members to receive an automatic option grant for 12,000 shares at the time he or she first joins the Board, and continuing non-employee Board members will each receive an option grant for 4,000 shares of Common Stock at every Annual Stockholders Meeting during the period of continued Board service, was approved by the vote of 12,018,560 shares, 6,298,572 shares withheld or voted against the proposal, 54,441 shares abstained and 200,819 shares were deemed broker non-votes.

3. A proposal to rectify the appointment of Ernst & Young LLP as the Company's independent auditors for the fiscal year ending December 31, 1996 was approved by the vote of 18,519,503 shares, 37,436 shares withheld or voted against the proposal, 15,453 shares abstained.

ITEM 5. OTHER INFORMATION.                                     None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        (A) EXHIBITS

        Exhibit 11.1  Statement of Computation of Net Income Per Share.

        Exhibit 27    Financial Data Schedule

       (B) REPORTS ON FORM 8-K

       The Company did not file any reports on Form 8-K during the three months ended June 30, 1996.

                             SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                           ULTRATECH STEPPER, INC.
- --------------------------------------------------------------------
                             (Registrant)


Date: August 9, 1996              By: /s/William G. Leunis, III
      --------------                  -------------------------
                                       William G. Leunis, III
                              Vice President Finance and Chief Financial Officer (Duly Authorized Officer and Principal Financial
                                      and Accounting Officer)