Form 10-Q
period 1996-09-30
ULTRATECH STEPPER INC
filed 1996-11-01
CIK 909791

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM  10-Q

(Mark One)
     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

          FOR THE QUARTERLY PERIOD ENDED     SEPTEMBER  30, 1996
                                         ----------------------------


     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the transition period from                  to
                                         ----------------    ----------------

                     Commission File Number         0-22248
                                            -------------------------


                             ULTRATECH STEPPER, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                DELAWARE                                  94-3169580
--------------------------------------------------------------------------------
     (State or other jurisdiction of                   (I.R.S. employer
     incorporation or organization)                 identification number)

 3050 Zanker Road, San Jose, California                      95134
--------------------------------------------------------------------------------
(Address of principal executive offices)                  (Zip Code)

     Registrant's telephone number, including area code     (408) 321-8835
                                                        ------------------------

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was re-quired to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                         Yes  X              No
                            -----              -----

Indicate the number of shares of the issuer's class of common stock, as of the latest practical date:

                  Class                       Outstanding as of October 28, 1996
----------------------------------------      ----------------------------------
      Common Stock, $.001 par value                       20,228,637

                             ULTRATECH STEPPER, INC.

                                      INDEX


                                                                        Page No.
                                                                        --------

PART 1.   FINANCIAL INFORMATION

ITEM 1.   CONDENSED CONSOLIDATED FINANCIAL STATEMENTS. . . . . . . . . .

          Condensed Consolidated Balance Sheets as of
          September 30, 1996 and December 31, 1995 . . . . . . . . . . .      3

          Condensed Consolidated Statements of Income for the
          three months ended September 30, 1996 and 1995 and
          the nine months ended September 30, 1996 and 1995. . . . . . .      4

          Condensed Consolidated Statement of Cash Flows for the
          nine months ended September 30, 1996 and 1995. . . . . . . . .      5

          Notes to Condensed Consolidated Financial Statements . . . . .      6

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS. . . . . . . . .      7



PART 2.   OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS. . . . . . . . . . . . . . . . . . . . . . .     19

ITEM 2.   CHANGES IN SECURITIES. . . . . . . . . . . . . . . . . . . . .     19

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES. . . . . . . . . . . . . . . .     19

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS. . . . . .     19

ITEM 5.   OTHER INFORMATION. . . . . . . . . . . . . . . . . . . . . . .     19

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K . . . . . . . . . . . . . . .     19




SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     20

Part 1. Financial Information

Item 1. Condensed Consolidated Financial Statements

                             ULTRATECH STEPPER, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                      Sept. 30,         Dec. 31,
(In thousands)                                          1996              1995 *
------------------------------------------------------------------------------------
ASSETS                                               (Unaudited)
Current assets:
   Cash, cash equivalents and
     short-term investments                            $158,017         $161,356
   Accounts receivable, net                              47,667           23,917
   Inventories                                           35,708           27,387
   Prepaid expenses and other
     current assets                                       1,931            1,332
   Deferred income taxes                                  9,639            6,883
------------------------------------------------------------------------------------
Total current assets                                    252,962          220,875

Equipment and leasehold
   improvements, net                                     19,197           16,352

Restricted investments                                    5,028            4,996

Other assets                                              4,608            3,205
------------------------------------------------------------------------------------

Total  assets                                          $281,795         $245,428
------------------------------------------------------------------------------------
------------------------------------------------------------------------------------

------------------------------------------------------------------------------------
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable                                     $16,483          $12,925
   Other current liabilities                             34,692           31,376
   Current portion of long-term debt                        -                400
------------------------------------------------------------------------------------
Total current liabilities                                51,175           44,701

Other liabilities                                           877            1,069

Stockholders' equity                                    229,743          199,658
------------------------------------------------------------------------------------

Total liabilities and stockholders' equity             $281,795         $245,428
------------------------------------------------------------------------------------
------------------------------------------------------------------------------------

* The Balance Sheet as of December 31, 1995 has been derived from the audited financial statements at that date.


     SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                             ULTRATECH STEPPER, INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)

------------------------------------------------------------------------------------------------------------
                                                  Three Months Ended                  Nine Months Ended
                                              --------------------------        ----------------------------
                                                Sept. 30,      Sept. 30,          Sept. 30,       Sept. 30,
(In thousands, except per share amounts)          1996            1995              1996            1995
------------------------------------------------------------------------------------------------------------
Net sales                                       $46,502         $42,205           $150,008        $110,535
Cost of sales                                    21,159          20,083             68,909          53,476
------------------------------------------------------------------------------------------------------------
Gross profit                                     25,343          22,122             81,099          57,059
OPERATING EXPENSES:
  Research, development, and
    engineering                                   6,421           6,044             21,121          16,015
  Selling, general, and
    administrative                                7,300           7,385             24,298          19,728
------------------------------------------------------------------------------------------------------------
Operating income                                 11,622           8,693             35,680          21,316
Other income, net                                 1,460           1,478              4,549           2,849
------------------------------------------------------------------------------------------------------------
Income before income taxes                       13,082          10,171             40,229          24,165
Income taxes                                      4,247           3,356             13,477           7,974
------------------------------------------------------------------------------------------------------------
Net income                                       $8,835          $6,815            $26,752         $16,191
------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------
Net income per share                              $0.42           $0.32              $1.26           $0.82
Number of shares used in
  per share computations                         21,204          21,355             21,311          19,757
------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------

Note:
All Share and per share data have been retroactively restated to reflect a two-for-one stock split distributed in the form of a 100-percent dividend on May 10, 1995.

The Company's third fiscal quarter ended on September 28, 1996 and September 30, 1995. For convenience of presentation, the Company's financial statements have been shown as ending on September 30, 1996 and September 30, 1995.





     SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                             ULTRATECH STEPPER, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                         Nine Months Ended
                                                                ---------------------------------
(In thousands)                                                  Sept. 30, 1996     Sept. 30, 1995
-------------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                            $26,752           $16,191
Charges to income not affecting cash                                    1,817             1,365
Net effect of changes in operating assets
  and liabilities                                                     (26,044)            5,358
-------------------------------------------------------------------------------------------------
Net cash provided by operating activities                               2,525            22,914

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures                                                   (6,422)           (9,056)
Net reduction (investment) in available-for-sale securities            12,482           (83,518)
Segregation of restricted investments                                     (32)                -
-------------------------------------------------------------------------------------------------
Net cash provided by (used in) investing activities                     6,028           (92,574)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of long-term debt                                              (400)             (400)
Proceeds from issuance of short-term debt                               7,500             3,000
Repayment of short-term debt                                           (7,500)           (3,000)
Net proceeds from issuance of common stock                              1,994            89,009
-------------------------------------------------------------------------------------------------
Net cash provided by financing activities                               1,594            88,609

Net increase in cash and cash
  equivalents                                                          10,147            18,949

Cash and cash equivalents at beginning
  of period                                                            30,361            14,455
-------------------------------------------------------------------------------------------------

Cash and cash equivalents at end of period                            $40,508           $33,404
-------------------------------------------------------------------------------------------------


     SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                             ULTRATECH STEPPER, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                               SEPTEMBER 30, 1996

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

The Company's third fiscal quarter ended on September 28, 1996 and September 30, 1995. For convenience of presentation, the Company's financial statements have been shown as ending on September 30, 1996 and September 30, 1995.

Operating results for the three month and nine month periods ended September 30, 1996 are not necessarily indicative of the results that may be expected for the year ending December 31, 1996, or any future period.

USE OF ESTIMATES - The preparation of the accompanying unaudited consolidated condensed financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

(2) INVENTORIES:


Inventories consist of the following:

                                                  Sept. 30, 1996  Dec. 31, 1995
                                                  --------------  -------------
(In thousands)                                     (Unaudited)
Raw materials. . . . . . . . . . . . . . . . . .         $17,065        $12,201
Work-in-process. . . . . . . . . . . . . . . . .          14,805         12,426
Finished products. . . . . . . . . . . . . . . .           3,838          2,760
                                                  --------------  -------------
                                                         $35,708        $27,387
                                                  --------------  -------------
                                                  --------------  -------------

(3) OTHER CURRENT LIABILITIES

Other current liabilities consist of the following:

                                                  Sept. 30, 1996  Dec. 31, 1995
                                                  --------------  -------------
(In thousands)                                     (Unaudited)
Salaries and benefits. . . . . . . . . . . . . .          $7,393         $6,916
Warranty reserves. . . . . . . . . . . . . . . .          10,462          9,328
Advance billings . . . . . . . . . . . . . . . .             691          4,071
Income taxes payable . . . . . . . . . . . . . .           8,805          4,088
Other. . . . . . . . . . . . . . . . . . . . . .           7,341          6,973
                                                  --------------  -------------
                                                         $34,692        $31,376
                                                  --------------  -------------
                                                  --------------  -------------

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

     The following Management's Discussion and Analysis of Financial Condition and Results of Operations may contain forward-looking statements which involve uncertainties. The Company's actual results could differ materially from those anticipated in any such forward-looking statements as a result of certain factors, including those set forth under "Additional Risk Factors," and elsewhere in this report. Additionally, historical results and percentage relationships discussed below will not necessarily be indicative of the results of operations for any future period.

     The following discussion should be read in conjunction with the Company's 1995 Annual Report on Form 10-K, available upon request.

RESULTS OF OPERATIONS

     The Company's operating results have fluctuated significantly in the past and will fluctuate significantly in the future depending upon a variety of factors, including cyclicality in the Company's target markets; the mix of products sold; the timing of new product announcements and releases by the Company or its competitors; market acceptance of new products and enhanced versions of the Company's products; the timing of significant orders; manufacturing inefficiencies associated with the start up of new product introductions; lengthy sales cycles for the Company's systems; customer concentration; ability to volume produce systems and meet customer requirements; patterns of capital spending by customers; product discounts; changes in pricing by the Company, its competitors, customers or suppliers; political and economic instability; natural disasters; regulatory changes; business interruptions related to the Company's occupation of its facilities; and various competitive factors including price-based competition and competition from vendors employing other technologies. The Company's gross profit as a percentage of sales has been and will continue to be significantly affected by a variety of factors, including the percentage of international sales, which typically have lower gross margins than domestic sales principally due to higher field service and support costs; the introduction of new products, which typically have higher manufacturing costs until manufacturing efficiencies are realized and are discounted more than existing products until the products gain market acceptance; non-linearity of shipments during the quarter; increased competition in the Company's targeted markets; the mix of products sold; the rate of capacity utilization; and the implementation of subcontracting arrangements. As a result of its distribution agreement with Innotech Corporation, its Japanese distributor, gross profit as a percentage of total net sales may be adversely impacted in any particular period by significant system shipments to the Japanese market.

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

NET SALES

     Net sales consist of revenue from system sales, spare parts sales, and service. Net sales for the quarter ended September 30, 1996 were $46.5 million, an increase of 10% as compared with net sales of $42.2 million for the comparable period in 1995. This increase in net sales, as compared to the year-ago quarter, was primarily attributed to higher unit volumes, custom features and average selling prices for the Model 1700 series steppers, which address the market for back-end processing of thin film heads; and higher average selling prices of certain of the Company's mix-and-match systems, partially offset by lower net sales of the Model 1500 series steppers, which address the markets for scanner replacement and high volume/low cost semiconductor fabrication; and lower net sales of the Company's Model 2244i stepper, which addresses the mix-and-match market. Net sales for the nine months ended September 30, 1996 were $150.0 million, an increase of 36% as compared with net sales of $110.5 million for the comparable period in 1995. This increase, relative to the comparable nine month period in 1995, was primarily attributed to higher unit sales, custom features and average selling prices of the Model 1700 series steppers; higher average selling prices of the Company's Model 1500 series steppers; commencement of shipment of the Company's Model 4700 stepper, which is designed to meet the needs of leading-edge thin film head manufacturers; higher unit sales of the Company's Titan Wafer Stepper, which addresses the market for photosensitive polyimide applications as well as the markets for scanner replacement and high volume/low cost semiconductor fabrication; and higher net sales from spare parts and service; partially offset by lower unit shipments of the Company's Model 2700 and Model 2244i steppers. Overall, the Company's system shipments for the quarter remained constant, relative to the comparable period in 1995, while the weighted average selling price of all systems sold increased 9%. For the nine months ended September 30, 1996, the Company's system shipments increased 21%, relative to the comparable period in 1995, while the weighted average selling price of all systems sold increased 11%. Net sales from spare parts and service in the third quarter of 1996 increased 4% over the comparable period in 1995. For the nine months ended September 30, 1996, net sales from spare parts and service increased 45% over the comparable period in 1995. Both the current quarter and year-to-date increases are primarily attributed to system upgrades and higher service and spares sales resulting from a larger installed base of the Company's systems.

     International net sales for the quarter ended September 30, 1996 were $27.4 million, as compared with $19.0 million for the comparable period in 1995. International net sales represented 59% of total net sales for the quarter ended September 30, 1996, as compared with 45% for the comparable period in 1995. For the nine months ended September 30, 1996, international net sales were $75.9 million, as compared with $57.5 million for the comparable period in 1995. International net sales represented 51% of total net sales for the nine month period ended September 30, 1996, as compared with 52% for the comparable period in 1995. Both the current quarter and year-to-date increases, in absolute dollars, were primarily attributed to increased system sales of the Company's Model 1700 series steppers to thin film head manufacturers in Southeast Asia. The Company's operations in foreign countries are not currently subject to significant exchange rate fluctuations, principally because sales contracts for the Company's systems are generally denominated in U.S. dollars. However, international sales expose the Company to a number of additional risk factors, including fluctuations in the value of local currencies relative to the U.S. dollar, which, in turn, impact the relative cost of ownership of the Company's products. See "Additional Risk Factors: International Sales; Japanese Market; Dependence on Local Distributor."

     Although the thin film head segment of the magnetic recording head industry has recently experienced significant growth, the Company expects that this industry may not sustain such a growth rate in the future. Additionally, the semiconductor industry has experienced a cyclical downturn, as evidenced by recent results of the industry's book-to-bill ratio as published by the Semiconductor Industry Association. More recently, the semiconductor equipment industry's book-to-bill ratio, as published by Semiconductor Equipment and Materials International (an industry association), has shown a dramatic decline in new equipment orders for the capital equipment industry relative to current sales levels, indicating a pronounced cyclical downturn. Additional evidence of an existing industry downturn is exhibited by recent announcements by several semiconductor manufacturers of delays or cancellations of previously planned capacity additions. The Company has recently experienced cancellation of purchase orders, shipment delays and purchase order restructurings by several of its customers and anticipates that this trend will continue for some time. Accordingly, the Company can give no assurance that it will be able to achieve or maintain its current level of sales. Additionally, based on present market conditions, the Company presently expects that future quarterly comparisons, through at least the second quarter of 1997, will indicate a period-over-comparable period decline in the Company's net sales.

GROSS PROFIT

     Gross profit margin for the quarter ended September 30, 1996 was 54.5%, as compared with 52.4% for the comparable period in 1995. The improvement in gross margins can be primarily attributed to a favorable product mix, higher weighted average selling prices for the Company's systems, increased after-sales efficiencies, and lower required provisions for the Company's profit sharing and executive incentive plans. There can be no assurance that these positive factors will continue. These positive factors were partially offset by the impact of manufacturing inefficiencies caused by changes in the Company's shipment schedule, under-utilization of manufacturing capacity, and an unusually high degree of non-linearity of shipments during the quarter, which resulted in a significant portion of the Company's shipments for the quarter occurring during the final month. For the nine months ended September 30, 1996, gross margin was 54.1%, as compared with 51.6% for the comparable period in 1995. The year-to-date improvement in gross margins can be primarily attributed to a favorable product mix, higher weighted average selling prices for the Company's systems, improved gross margins from spare parts and service, and increased after-sales efficiencies. These positive factors were partially offset by the impact of manufacturing inefficiencies experienced in the quarters ended September 30, 1996 and June 30, 1996, primarily as a result of changes in the Company's shipment schedule, under-utilization of manufacturing capacity, and an unusually high degree of non-linearity of shipments during those quarters.


RESEARCH, DEVELOPMENT, AND ENGINEERING

     The Company's research, development, and engineering expenses, net of third party funding, were $6.4 million for the quarter ended September 30, 1996, an increase of 6% as compared with $6.0 million for the comparable period in 1995. For the nine months ended September 30, 1996, research, development, and engineering expenses, net of third party funding, were $21.1 million, an increase of 32% as compared with

$16.0 million for the comparable period in 1995. There can be no assurance that future research, development, and engineering expenses will not increase significantly in the future. Both the current quarter and year-to-date increases were primarily attributed to the continued development, enhancement, manufacturing support and sales demonstration support of the Company's Model 2244i stepper, Model 4700 stepper, Titan Wafer Stepper and Saturn Wafer Stepper, expenditures related to the enhancement of features and functionality of the Company's Model 1500 and Model 1700 series steppers, and certain advanced research projects. These factors were partially offset by lower required provisions for the Company's profit sharing and executive incentive plans. The Company intends to continue to invest significant resources in the development of new products and enhancements of existing semiconductor and thin film head lithography systems. Due to these and other factors, research, development and engineering expenses may increase significantly in the future. Additionally, the Company intends to expand its development and application capabilities to certain foreign locations. The Company currently anticipates that a significant portion of these expenditures may take place during 1997.


SELLING, GENERAL, AND ADMINISTRATIVE

     The Company's selling, general, and administrative expenses were $7.3 million for the quarter ended September 30, 1996, a decline of 1% as compared with $7.4 million for the comparable period in 1995. As a percentage of net sales, selling, general, and administrative expenses declined to 15.7% for the quarter ended September 30, 1996, as compared with 17.5% for the comparable period in 1995. The significant reduction in selling, general, and administrative expenses, as a percentage of net sales, can be primarily attributed to cost containment measures implemented earlier in the year, lower required provisions for the Company's profit sharing and executive incentive plans, and lower commission expense resulting from higher direct sales relative to total net sales for the quarter. These factors were partially offset by expenses associated with the Company's estimated future non-utilization of certain of its leased properties. For the nine months ended September 30, 1996, selling, general, and administrative expenses were $24.3 million, as compared with $19.7 million for the comparable period in 1995. As a percentage of net sales, selling, general, and administrative expenses declined to 16.2% for the nine months ended September 30, 1996, as compared with 17.8% for the comparable period in 1995. The significant dollar increase in the first nine months of 1996, relative to the comparable period in 1995, reflects the Company's increases in sales, service and support expenses typically associated with an increase in sales and provisions taken during the quarter ended September 30, 1996 for the estimated future non-utilization of leased properties. The significant reduction in selling, general and administrative expenses for the first nine months of 1996, as a percentage of net sales, can be primarily attributed to cost containment measures implemented earlier in the year, lower commission expense resulting from higher direct sales relative to total net sales, and lower required provisions for the Company's profit sharing and executive incentive plans.
The Company currently anticipates that it will add several additional service centers in the Far East during the remainder of 1996 and the first half of 1997 as a result of recent sales activity and in an attempt to expand market opportunities in that region. Due to these and other factors, selling, general, and administrative expenses may increase significantly in the future.

OTHER INCOME, NET

     Other income, net, which consists primarily of interest income, was $1.5 million for the quarter ended September 30, 1996, as compared with $1.5 million for the comparable period in 1995. For the nine months ended September 30, 1996, other income, net, was $4.5 million, as compared with $2.8 million for the comparable period in 1995. The improvement in the year-to-date total, relative to the comparable period in 1995, was attributed to income generated from increased investments in cash equivalents and short-term investments.


INCOME TAXES

     Income taxes represented 32.5% of income before income taxes for the quarter ended September 30, 1996, as compared to 33% for the comparable period in 1995. For the nine month period ended September 30,

1996, income taxes represented 33.5% of income before income taxes, as compared to 33% for the comparable period in 1995. The current quarter's effective tax rate reflects the accounting for various tax benefits, including benefits related to state and Federal investment tax credits. The Company presently anticipates that its effective tax rate for the remainder of the year will not exceed the year-to-date effective tax rate of 33.5%. However, this rate may be impacted further by tax legislation and other factors.

LIQUIDITY AND CAPITAL RESOURCES

     Net cash provided by operating activities was $2.5 million for the nine month period ended September 30, 1996, as compared with net cash generated by operating activities of $22.9 million for the comparable period in 1995. Positive cash flows from operating activities during the first nine months of 1996 were primarily attributed to net income of $26.8 million, charges to income not affecting cash of $1.8 million, and a $6.9 million increase in accounts payable and other current liabilities, partially offset by a $23.8 million increase in accounts receivable and a $8.3 million increase in inventory. The increase in accounts receivable was primarily attributed to a significant percentage of sales recognized near the end of the quarter and longer customer payment cycles. The increase in inventories was primarily attributed to a shift in product mix and the sequential decline in the Company's net sales from the levels achieved during the June 30, 1996 quarter. The Company believes that because of the relatively long manufacturing cycle of certain of its systems, particularly newer products, and the current uncertainty in the semiconductor industry, the Company's investment in inventories will continue to represent a significant portion of working capital. Additionally, a significant portion of inventories consist of materials and subassemblies for the Company's mix-and-match family of steppers. The Company has recently experienced a downturn in orders for its mix-and-match products. See "Additional Risk Factors: Importance of Mix-and-Match Strategy." As a result of such investment in inventories, the Company may be subject to an increased risk of inventory obsolescence and other factors, which could materially adversely affect the Company's operating results.

     At September 30, 1996, the Company had working capital of $201.6 million. The Company's principal sources of liquidity at September 30, 1996 consisted of $158.0 million in cash, cash equivalents and short-term investments and a $25 million unsecured line of credit, which expires in June 1999. As of September 30, 1996, no amounts were outstanding under such facility. The Company's $25 million unsecured credit facility provides for borrowings at contractual rates including, but not limited to, the Wells Fargo Bank's prime reference rate and requires compliance with many covenants, including covenants relating to profitability on a calendar year basis, minimum levels of tangible net worth, limitations on additional debt and liens and various financial ratios. At September 30, 1996, the Company was in compliance with each of its debt instruments.

     Net cash provided by financing activities was $1.6 million for the nine months ended September 30, 1996, principally as a result of the issuance of common stock pursuant to the exercise of employee stock options and the Company's Employee Stock Purchase Plan, partially offset by the repayment of the Company's outstanding note payable. Net investment activities provided a net $6.0 million in cash, as capital expenditures of $6.4 million were offset by a net $12.5 million reduction in the Company's available-for-sale securities.

     The development and manufacture of new lithography systems and enhancements are highly capital intensive. In order to be competitive, the Company must continue to make significant expenditures for capital equipment, sales, service, training and support capabilities, investments in systems, procedures and controls, expansion of operations and research and development, among many items. The Company expects that anticipated cash flow from operations, its cash, cash equivalents and short-term investments and funds available under its line of credit will be sufficient to meet the Company's cash requirements for the next twelve months. Beyond the next twelve months, the Company may require additional equity or debt financing to address its working capital or capital equipment needs. Additionally, the Company may in the future pursue acquisitions of complementary product lines, technologies, or businesses. Future acquisitions by the Company may result in potentially dilutive issuances of equity securities, the incurrence of debt and contingent liabilities, and amortization expenses related to goodwill and other intangible assets, which could materially adversely affect any Company profitability. In addition, acquisitions involve numerous risks, including difficulties in the assimilation of the operations, technologies and products of the acquired companies; the diversion of management's attention from other business concerns; risks of entering markets in which the Company has no or limited direct prior experience; and the potential loss of key employees of the acquired company. In the event that such an acquisition does occur, there can be no assurance as to the effect thereof on the Company's business or operating results. Additionally, in 1996, the Company formed a wholly-owned subsidiary for the purpose of financing customer purchases. If successful, this strategy may result in the formation of significant long-term receivables and would require the use of substantial amounts of working capital. To the extent that the Company's financial resources are insufficient to fund the Company's activities, additional funds will be required. There can be no assurance that additional financing will be available on reasonable terms or at all.

ADDITIONAL RISK FACTORS

CYCLICALITY OF SEMICONDUCTOR AND MAGNETIC RECORDING HEAD INDUSTRIES

     The Company's business depends in significant part upon capital expenditures by manufacturers of semiconductors and thin film head magnetic recording devices, which in turn depend upon the current and anticipated market demand for such devices and products utilizing such devices. The semiconductor industry is highly cyclical and historically has experienced recurring periods of oversupply, resulting in significantly reduced demand for capital equipment including the systems manufactured and marketed by the Company. The Company believes that markets for new generations of semiconductors will also be subject to similar fluctuations. In recent years, the semiconductor industry has experienced significant growth which, in turn, has caused significant growth in the capital equipment industry. However, the semiconductor industry is currently experiencing a cyclical downturn, as evidenced by recent results of the industry's book-to-bill ratio as published by the Semiconductor Industry Association. More recently, the semiconductor equipment industry's book-to-bill ratio, as published by Semiconductor Equipment and Materials International (an industry association) has shown a dramatic decline in new equipment orders for the capital equipment industry relative to current sales levels, indicating a pronounced cyclical downturn. Additional evidence of an existing industry downturn is exhibited by recent announcements by several semiconductor manufacturers of delays or cancellations of previously planned capacity additions. The Company has recently experienced cancellation of purchase orders, shipment delays and purchase order restructurings by several of its customers and anticipates that this trend will continue for some time. Accordingly, the Company can give no assurance that it will be able to achieve or maintain its current level of sales. Additionally, based on present market conditions, the Company presently expects that future quarterly comparisons, through at least the second quarter of 1997, will indicate a period-over-comparable period decline in the Company's net sales.

During 1994, 1995, and the first nine months of 1996, approximately 35%, 25% and 40%, respectively, of the Company's net sales were derived from sales to thin film head manufacturers and related applications. Although the thin film head segment of the magnetic recording head industry has recently experienced significant growth, the Company expects that the thin film head market segment may not sustain such a growth rate in the future. Accordingly, sales of its steppers to thin film head manufacturers may decrease in the future. The Company's business and operating results would be materially adversely affected by downturns or slowdowns in the semiconductor or thin film head market. The Company attempts to mitigate the risk of cyclicality by participating in both the semiconductor and magnetic recording head markets. Nevertheless, there can be no assurance that the Company's net sales and operating results will not be materially adversely affected if downturns or slowdowns in either market occur in the future. Such effects are likely to be particularly severe if both markets experience a downturn or slowdown at the same time.

IMPORTANCE OF MIX-AND-MATCH STRATEGY

     A principal element of the Company's strategy is to sell its systems to advanced semiconductor fabrication facilities for mix-and-match applications. This strategy depends, in significant part, upon the recognition by semiconductor manufacturers that costs can be reduced by using the Company's systems to perform exposure on semiconductor process layers requiring feature sizes of 0.65 microns or greater and the willingness of such manufacturers to implement processes to lower manufacturing costs. Many semiconductor fabrication facilities have limited or no experience with integrating lithography tools in the manner necessary for full implementation and acceptance of a mix-and-match manufacturing strategy, and there can be no assurance that semiconductor manufacturers will adopt such a strategy. The Company has designed certain of its systems to operate in a compatible manner with its competitors' reduction steppers, which are used to process layers with feature sizes below 0.65 microns. The successful implementation of the Company's strategy, however, will result in a loss of sales by manufacturers of reduction steppers and will cause these competitors to respond with lower prices, productivity improvements or new technical designs for their systems that eliminate the need for the Company's steppers or make it difficult for Ultratech's systems to attain compatibility with such systems. Also, certain of the Company's competitors which also manufacture widefield systems, including Nikon, Inc. ("Nikon") and Canon, Inc. ("Canon") are shipping their own widefield mix-and-match lithography systems. The introduction, development and sales of such competitive systems could materially adversely affect the Company's business, financial condition and results of operations.

     To facilitate its mix-and-match strategy, the Company has developed and is continuing to develop a family of products. The Company shipped its first Model 2244i stepper during 1993, and commenced volume production in 1994. In 1995, the Company commenced shipment and volume production of the Titan Wafer Stepper and commenced shipment of the Saturn Wafer Stepper. As is typical with newly introduced systems in the capital equipment industry, the Company has experienced and may continue to experience technical or other difficulties with its mix-and-match family of products. The Company believes that the market acceptance and process verification combined with volume production of the mix-and-match family of products is of critical importance to the successful implementation of its mix-and-match strategy and its future financial results. Recently, this market segment of the Company's business has experienced a pronounced downturn due, in part, to the recent cyclical downturn in the semiconductor industry. To the extent that the mix-and-match family of products does not achieve or maintain significant sales due to a cyclical downturn in the semiconductor industry; technical, manufacturing or other difficulties associated with these products; lack of customer acceptance; an inability to reduce the significantly long manufacturing cycle of these products; an inability to increase capacity for the production of the mix-and-match family of products; direct competition from other widefield mix-and-match systems from Nikon and Canon; or any other reason, the Company's business, financial condition and results of operations would be materially adversely affected. In addition, the increase in mix-and-match stepper production has resulted and will continue to result in higher inventory levels and operating expenses. Failure to achieve or maintain significant sales of these steppers could lead, among other things, to an increase in inventory obsolescence and an increase in expenses without corresponding sales, either of which could materially adversely affect the Company's business, financial condition and results of operations.

EXPANSION OF OPERATIONS; MANAGEMENT OF GROWTH

     In recent years, the Company has significantly increased the scale of its operations to support increased levels of net sales. The increase has included the hiring of additional personnel, increasing the number of steppers scheduled for production, and commencing independent operations in Japan. This increase has resulted in higher inventory levels and higher expenses and has required the Company to implement a variety of systems, procedures and controls. If the Company is unable to achieve significantly increased net sales or its sales fall below expectations, the Company's operating results will be materially adversely affected until, among other factors, inventory levels and expenses can be reduced. The Company's expansion has caused and may continue to cause a significant strain on the Company's management, financial and other resources. There can be no assurance that net sales will increase or remain at recent levels or that the Company's systems, procedures and controls will be adequate to support the Company's operations. The Company's financial results depend in significant part on its ability to continue to implement, improve and expand its systems, procedures and controls. Any failure to implement, improve and expand such systems, procedures and controls in an efficient manner at a pace consistent with the Company's business could have a material adverse effect on the Company's business, financial condition and results of operations.

CUSTOMER CONCENTRATION; LENGTHY SALES CYCLE

     Historically, Ultratech has sold a substantial portion of its systems to a limited number of customers. In 1995, sales to Motorola, Inc. ("Motorola") accounted for approximately 12% of the Company's net sales. In 1994, sales to Motorola accounted for approximately 20% of the Company's net sales. In 1993, sales to Motorola and Seagate Technology, Inc. ("Seagate") accounted for approximately 17% and 12%, respectively, of the Company's net sales. The Company expects that sales to relatively few customers, particularly Read-Rite Corporation, Seagate, and International Business Machines Corporation, will continue to account for a high percentage of its net sales in the foreseeable future and believes that the Company's financial results depend in significant part upon the success of these companies. The Company's business in 1996 has been adversely impacted by a decline in orders from Motorola. Recent public announcements by Motorola have indicated that they are currently taking a conservative approach toward their capital expenditures. The Company's six-month backlog at September 30, 1996 contained a significant concentration of system orders from several thin film head manufacturers for a relatively new application. See "Additional Risk Factors: Rapid Technological Change; Importance of Timely Product Introduction." Although the composition of the group comprising the Company's largest customers may vary from period to period, the loss of a significant customer or any reduction in orders by any significant customer, including reductions due to market, economic or competitive conditions in the semiconductor or magnetic recording head industries or in the industries that manufacture products utilizing integrated circuits or thin film heads, may have a material adverse effect on the Company's business, financial condition and results of operations. The Company's ability to maintain or increase its sales in the future will depend in part upon its ability to obtain orders from new customers as well as the financial condition and success of its customers and the general economy, of which there can be no assurance.

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

HIGHLY COMPETITIVE INDUSTRY

     The capital equipment industry in which the Company competes is intensely competitive. A substantial investment is required to install and integrate capital equipment into a semiconductor or thin film head production line. The Company believes that once a device manufacturer has selected a particular vendor's capital equipment, the manufacturer generally relies upon that equipment for the specific production line application and, to the extent possible, subsequent generations of similar products. Accordingly, it is difficult to achieve significant sales to a particular customer once another vendor's capital equipment has been selected. The Company experiences intense competition worldwide from a number of leading foreign and domestic manufacturers, such as Nikon, Canon, ASM Lithography, Ltd. ("ASML"), and
Silicon Valley Group, Inc., all of which have substantially greater financial, marketing, technical and other resources than the Company. Nikon supplies a 1X stepper for use in the manufacture of liquid crystal displays and offers a reduction stepper for thin film head fabrication. In addition, Nikon and Canon are shipping their own widefield mix-and-match lithography systems. The Company believes that the high cost of developing new lithography tools has caused its competitors to collaborate with customers and other parties in various areas such as research and development, manufacturing and marketing. Many companies in the semiconductor capital equipment market, including photolithography equipment companies such as GCA, formerly a reduction stepper division of General Signal Corporation, whose assets were purchased by Integrated Solutions, Inc. ("ISI"), had experienced significant declines or had withdrawn from this market. ISI now supplies the former GCA products, and enhancements, to the semiconductor industry. Although the systems offered by the Company do not address the technical requirements of semiconductor manufacturers in the most advanced applications, the Company believes that it currently competes favorably with its competitors in the markets it addresses based on the cost of ownership advantages offered by its 1X steppers. However, Ultratech expects its competitors to continue to improve the performance of their current products.
In addition, these competitors have stated that they will introduce new products with improved price and performance characteristics that will compete directly with the Company's products. This could cause a decline in sales or loss of market acceptance of the Company's steppers, and thereby materially adversely affect the Company's future financial performance. There can be no assurance that enhancements to, or future generations of, competitive products will not be developed that offer superior cost of ownership and technical performance features. The Company believes that to be competitive, it will require significant financial resources in order to continue to invest in new product development, features and enhancements, to introduce next generation stepper systems on a timely basis, and to maintain customer service and support centers worldwide. In marketing its products, the Company will also face competition from vendors employing other technologies, such as excimer lasers and phase-shift mask technology, which may extend the capabilities of competitive products beyond their current limits or increase their productivity. In addition, increased competitive pressure could lead to intensified price-based competition, resulting in lower prices and margins, which would materially adversely affect the Company's business, financial condition and operating results. There can be no assurance that the Company will be able to compete successfully in the future.

RAPID TECHNOLOGICAL CHANGE; IMPORTANCE OF TIMELY PRODUCT INTRODUCTION

     The semiconductor and magnetic recording head manufacturing industries are subject to rapid technological change and new product introductions and enhancements. The Company's ability to be competitive in these and other markets will depend in part upon its ability to develop new and enhanced systems and related software tools and to introduce these systems and related software tools at competitive prices and on a timely and cost-effective basis to enable customers to integrate them into their operations either prior to or as they begin volume product manufacturing. The Company will also be required to enhance the performance of its existing systems and related software tools. Any success of the Company in developing new and enhanced systems and related software tools depends upon a variety of factors, including product selection, timely and efficient completion of product design, timely and efficient implementation of manufacturing and assembly processes, product performance in the field and effective sales and marketing. In particular, the Company has not yet fully defined the markets and applications for the Titan Wafer Stepper and the Saturn Wafer Stepper. Additionally, the Company has recently commenced shipment, and has a significant customer backlog, of the Model 1700 stepper for back-end thin film head processing. See "Additional Risk Factors: Customer Concentration; Lengthy Sales Cycle." This is a relatively new application for the Company's systems. Should the Company experience difficulty with this new process, due to product limitations or the inability of customers to fully implement this new technology, among other factors, the Company's financial condition and results of operations would be materially adversely impacted, especially in light of the current downturn in the semiconductor industry. Because new product development commitments must be made well in advance of sales, new product decisions must anticipate both future demand and the technology that will be available to supply that demand. There can be no assurance that the Company will be successful in selecting, developing, manufacturing and marketing new products and related software tools or enhancing its existing products and related software tools. Any such failure would materially adversely affect the Company's business, financial condition and results of operations.

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

DEPENDENCE ON KEY PERSONNEL

     The Company's future operating results depend in significant part upon the continued contributions of its Chairman and Chief Executive Officer, Arthur W. Zafiropoulo, as well as other members of the Board of Directors, officers and other key personnel, many of whom would be difficult to replace. None of such persons has an employment or noncompetition agreement with the Company. The Company does not maintain any life insurance on any of its key persons. Additionally, if Proposition 211 in California is passed in the November, 1996 election, it may make it more difficult to retain current officers and directors of the Company and may make it more difficult to attract new officers and directors. Accordingly, there is an increased risk to the Company that the composition of its officers and/or Board of Directors may change. Any failure to maintain a sufficient number of disinterested directors could cause the Company to be dislisted from the Nasdaq National Market, which could prevent the Company's Common Stock from being traded on such Exchange. The loss of Mr. Zafiropoulo or other key personnel would have a material adverse effect on the business, financial condition and results of operations of the Company. In addition, the Company's future operating results depend in significant part upon its ability to attract and retain other qualified management, manufacturing, technical, sales and support personnel for its operations. There may be only a limited number of persons with the requisite skills to serve in these positions and it may become increasingly difficult for the Company to hire such personnel over time. Competition for such personnel is intense, and there can be no assurance that the Company will be successful in attracting or retaining such personnel. The failure to attract or retain such persons would materially adversely affect the Company's business, financial condition and results of operations.

INTERNATIONAL SALES; JAPANESE MARKET; DEPENDENCE ON LOCAL DISTRIBUTOR

     International sales accounted for approximately 56%, 52% and 51% of total net sales in 1994, 1995 and during the first nine months of 1996, respectively. The Company anticipates that international sales, which typically have lower gross margins than domestic sales, principally due to higher field service and support costs, will continue to account for a majority of total net sales. As a result, a significant portion of the Company's sales will be subject to certain risks, including unexpected changes in regulatory requirements, difficulty in satisfying existing regulatory requirements, exchange rates, tariffs and other barriers, political and economic instability, difficulties in accounts receivable collections, natural disasters, difficulties in staffing and managing foreign subsidiary and branch operations and potentially adverse tax consequences. The Company is also subject to the risks associated with the imposition of legislation and regulations relating to the import or export of semiconductors and magnetic recording head products. The Company cannot predict whether quotas, duties, taxes or other charges or restrictions will be implemented by the United States, Japan or any other country upon the importation or exportation of the Company's products in the future. There can be no assurance that any of these factors or the adoption of restrictive policies will not have a material adverse effect on the Company's business, financial condition and results of operations.

     Although the Company has sold a number of its systems to Japanese thin film head manufacturers, to date, the Company has made limited sales of its systems to Japanese semiconductor manufacturers. The Japanese semiconductor market segment is large, represents a substantial percentage of the worldwide semiconductor manufacturing capacity, and is difficult for foreign companies to penetrate. The Company is at a competitive disadvantage with respect to Japanese semiconductor capital equipment suppliers that have been engaged for some time in collaborative efforts with Japanese semiconductor manufacturers. The Company believes that the Japanese companies with which it competes have a competitive advantage because of their dominance of the Japanese market segment. The Company believes that increased penetration of the Japanese market is critical to its financial results and intends to continue to invest significant resources in Japan in order to meet this objective. As part of its strategy to penetrate the Japanese market, in 1993, the Company entered into a distribution agreement with Innotech Corporation, a local distributor of products. The Company believes that Innotech is an important element of its strategy to increase its presence in Japan. Such agreement can be terminated upon notice of termination by either party. If Innotech is not successful in selling such systems or such agreement is terminated, the Company's strategy to increase product sales into the Japanese market would be adversely affected. In addition, recently, Japanese semiconductor manufacturers substantially reduced their levels of capital spending on new fabrication facilities and equipment, thereby increasing competitive pressures in the Japanese market segment. There can be no assurance, however, that the Company will be able to achieve significant sales to, or will be able to compete successfully in, the Japanese semiconductor market segment.

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

     Although there are no pending lawsuits against the Company regarding infringement claims with respect to any existing patents or any other intellectual property rights, the Company has at times been notified of claims that it may be infringing intellectual property rights possessed by third parties. Certain of the Company's customers have received notices of infringement from Technivision Corporation and Jerome Lemelson alleging that the manufacture of semiconductor products and/or the equipment used to manufacture semiconductor products infringes certain issued patents. The Company has been notified by certain of such customers that the Company may be obligated to defend or settle claims that the Company's products infringe any of such patents, and, in the event it is subsequently determined that the customer infringes any of such patents, they intend to seek reimbursement from the Company for damages and other expenses resulting from this matter. Therefore, there can be no assurance that infringement claims by third parties or claims for indemnification resulting from infringement claims in the future will not be asserted, or that such assertions, if proven to be true, will not materially adversely affect the Company's business, financial condition and results of operations, regardless of the outcome of any litigation. With respect to existing or new claims, the Company may seek to obtain a license under the third party's intellectual property rights. There can be no assurance, however, that a license will be available on reasonable terms or at all. The Company could decide, in the alternative, to resort to litigation to challenge such claims. Such challenges could be extremely expensive and time consuming and could materially adversely affect the Company's business, financial condition and results of operations, regardless of the outcome of any litigation.

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

VOLATILITY OF STOCK PRICE

     The Company believes that factors such as announcements of developments related to the Company's business, fluctuations in the Company's operating results, sales of securities of the Company into the marketplace, general conditions in the semiconductor and magnetic recording head industries or the worldwide economy, an outbreak of hostilities, a shortfall in revenue or earnings or other financial results, changes in analysts' expectations, announcements of technological innovations or new products or enhancements by the Company or its competitors, developments in patents or other intellectual property rights and developments in the Company's relationships with its customers and suppliers could cause the price of the Company's Common Stock to fluctuate, perhaps substantially. In addition, in recent years the stock market in general, and the market for shares of small capitalization stocks in particular, including the Company's, have experienced extreme price fluctuations, which have often been unrelated to the operating performance of affected companies. Many companies in the semiconductor equipment industry, including the Company, have experienced historical highs in the market price of their common stock, followed by a significant reduction in those market prices. There can be no assurance that the market price of the Company's Common Stock will not continue to experience significant fluctuations in the future, including fluctuations that are unrelated to the Company's performance.

PART 2:   OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS.                                               None.

ITEM 2.   CHANGES IN SECURITIES.                                           None.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES.                                 None.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.             None

ITEM 5.   OTHER INFORMATION.                                               None.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

          (A)  EXHIBITS

               Exhibit 10.11 1993 Stock Option/Stock Issuance Plan, as Amended and Restated March 21, 1996

               Exhibit 11.1      Statement of Computation of Net Income Per
                                 Share.

               Exhibit 27        Financial Data Schedule

          (B)  REPORTS ON FORM 8-K

               The Company did not file any reports on Form 8-K during the three months ended September 30, 1996.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                             ULTRATECH STEPPER, INC.
--------------------------------------------------------------------------------
                                  (Registrant)




Date:     October 31, 1996              By:  /s/William G. Leunis, III
      -------------------------             -------------------------------
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