Form 10-K
period 1996-12-31
ULTRATECH STEPPER INC
filed 1997-03-28
CIK 909791

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-K
                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED   COMMISSION FILE NUMBER
    DECEMBER 31, 1996               0-22248

                            ------------------------

                            ULTRATECH STEPPER, INC.

                                  (REGISTRANT)

        DELAWARE                94-3169580
    (State or other          (I.R.S. Employer
      jurisdiction         Identification No.)
   of incorporation)

    3050 ZANKER ROAD              95134
  SAN JOSE, CALIFORNIA          (Zip Code)
 (Address of principal
   executive offices)

                 REGISTRANT'S TELEPHONE NUMBER: (408) 321-8835

          Securities registered pursuant to Section 12(b) of the Act:

                                      NONE

          Securities registered pursuant to Section 12(g) of the Act:

                                  COMMON STOCK

                            ------------------------

    Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No ____

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by references in Part III of this Form 10-K or any amendment to this Form 10-K.[ ]

    The aggregate market value of the voting stock held by non-affiliates of the Registrant, based on the closing price of the Common Stock on March 20, 1997, as reported on the Nasdaq National Market was approximately $402,929,485. Shares of Common Stock held by each officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded from this computation in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

    As of March 20, 1997, the Registrant had outstanding 20,399,680 shares of Common Stock.

                      DOCUMENTS INCORPORATED BY REFERENCE

1. Portions of the Registrant's Annual Report to Stockholders for the fiscal year ended December 31, 1996 are incorporated into Part II of this Annual Report on Form 10-K.

2. Portions of the Registrant's Proxy Statement for the Annual Meeting of Stockholders to be held on May 15, 1997, are incorporated by reference into
    Part III of this Annual Report on Form 10-K.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

ITEM 1.  BUSINESS

    This Form 10-K contains, in addition to historical information, certain forward-looking statements that involve significant risks and uncertainties. The Company's actual results could differ materially from the information set forth in such forward-looking statements. Factors that could cause or contribute to such differences include those discussed below under "Additional Risk Factors", as well as those discussed elsewhere in this Form 10-K.

THE COMPANY

    Ultratech Stepper, Inc. ("Ultratech" or the "Company") develops, manufactures and markets photolithography equipment designed to reduce the cost of ownership for manufacturers of integrated circuits, thin film magnetic recording devices and micromachined components. The Company supplies step-and-repeat systems based on one-to-one ("1X") optical technology to customers located throughout the United States, Europe, Asia/Pacific and Japan. Ultratech believes that its steppers offer cost and certain performance advantages, as compared with competitors' reduction steppers, to semiconductor device manufacturers for applications involving line geometries of 0.65 microns or greater ("noncritical feature sizes") and to thin film head manufacturers. The Company's steppers do not currently address applications involving line geometries of less than 0.65 microns ("critical feature sizes"). The Company's steppers are used in "mix-and-match" applications to complement reduction steppers in advanced semiconductor device fabrication. The Company's steppers also are used as replacements for scanners in existing fabrication facilities to enable semiconductor manufacturers to extend the useful life and increase the capabilities of their facilities. In addition, the Company's steppers are used to manufacture high volume, low cost semiconductors used in a variety of applications such as telecommunications, automotive control systems and consumer electronics. Ultratech also supplies photolithography systems to thin film head manufacturers and believes that its steppers offer advantages over certain competitive reduction lithography tools with respect to field size, throughput, specialized substrate handling and cost. Additionally, the Company supplies photolithography equipment to the micromachining market, where certain technical features such as high resolution at g-line wavelengths and superior depth of focus are seen as offering advantages over competitive tools.

BACKGROUND

    The fabrication of devices such as integrated circuits ("semiconductors" or "ICs") and thin film magnetic recording heads ("thin film heads" or "TFHs") requires a large number of complex processing steps, including deposition, photolithography and etching. Deposition is a process in which a layer of either electrically insulating or electrically conductive material is deposited on the surface of a wafer. The photolithographic imaging process imprints device features on a light sensitive polymer photoresist. After development of the photoresist, etching selectively removes material from areas not covered by the imprinted pattern.

    Photolithography is one of the most critical and expensive steps in IC and TFH device manufacturing. According to the Semiconductor Industry Association, up to 35% of the cost of processing silicon wafers in the fabrication of ICs is related to photolithography. Photolithography exposure equipment is used to image device features on the surface of thin deposition films by selectively exposing a light sensitive polymer photoresist coated on the wafer surface, through a photomask containing the master image of a particular device layer. Exposure of each process layer imprints a different set of features on the device. These device layers must be properly aligned to previously defined layers before imaging takes place, so that structures formed on the wafers are correctly placed, one on top of the other, in order to ensure a functioning device.

    Since the introduction of the earliest photolithography tools for IC manufacturing in the early 1960s, a number of tools have been introduced to enable manufacturers to produce increasingly complex devices that incorporate progressively finer line widths. In the late 1970s, photolithography tools known as step-and-repeat projection aligners, or steppers, were introduced. Unlike prior tools, such as contact printers which required the photomask to physically contact the wafer in order to transfer the entire pattern during a single exposure, and scanners, which transferred the device image by scanning a narrow slit of light across the entire photomask and wafer in a single, continuous motion, steppers expose only a small square or rectangular portion of the wafer in a single exposure, then move or "step" to an adjacent site to repeat the exposure. This stepping process is repeated as often as necessary until the entire wafer has been exposed. By imaging a small area, steppers are able to achieve finer resolution and better alignment between the multiple device layers and higher yield and productivity in certain devices than possible with earlier tools. Since the late 1980s, 1X steppers have become a critical tool for the fabrication of thin film heads because of their performance characteristics. Thin film heads are devices that form the small read/write component in the most advanced disk drives and have enabled disk drives to increase in speed and memory capacity and perform more efficiently. Steppers are currently the predominant lithography tool used in the manufacture of devices such as ICs and TFHs.

    According to VLSI Research, Inc. ("VLSI"), a semiconductor industry market research firm, the two principal types of steppers currently in use are reduction steppers, which are the most widely used steppers, and one-to-one steppers. Reduction steppers, which typically have reduction ratios of five-to-one, are tools in which the photomask pattern containing the design is typically five times larger than the device pattern that is to be exposed on the wafer surface.

    The principal advantage of reduction steppers is that they may be used in manufacturing steps requiring critical feature sizes and are therefore necessary for manufacturing advanced ICs. One-to-one steppers, on the other hand, are tools in which the photomask containing the design is the same size as the device pattern that is exposed on the wafer surface. Current one-to-one steppers, unlike current reduction steppers, are based on different technology which incorporates both reflective and refractive elements in its optical lens imaging system that, although highly sophisticated in design, is much simpler than a current reduction stepper's lens imaging system which incorporates only refractive elements. As a result, current 1X steppers are generally less expensive than current reduction steppers required for critical feature sizes. Because of their optical design, 1X steppers typically are also able to expose larger areas and deliver greater energy to the wafer surface, which generally results in higher throughput than is achievable with most reduction steppers required for critical feature sizes. One-to-one steppers, however, are currently limited to use in manufacturing steps involving noncritical feature sizes. Competitors to Ultratech have also introduced their own mix-and-match steppers to complement their critical layer tools. See "Risk Factors: Importance of Mix-and-Match Strategy."

    In recent years, the complexity of ICs has increased significantly while, at the same time, product cycles have shortened and the price per function of such devices has continued to decline. As device complexity has increased, the device geometries have continued to shrink, which in turn has increased the need for tools such as reduction steppers that are capable of imaging critical feature sizes. For example, fabrication of a 64-megabit dynamic random access memory ("DRAM") device with a minimum feature size of 0.35 microns involves an average of 22-25 mask levels and approximately 600 process steps. Certain mask levels in the fabrication of advanced devices require photolithography equipment such as reduction steppers that are capable of imaging lines with critical feature sizes. A majority of the masking layers in such devices, however, only require photolithography tools capable of imaging lines with noncritical feature sizes. In addition, many IC devices, such as application specific integrated circuits ("ASICs") used in various applications including telecommunications, consumer electronics and automotive control systems, can be manufactured using 1X steppers for the masking layers. Most advanced thin film head devices, which require noncritical feature size imaging, are manufactured using 1X steppers for the masking layers.

    In the past, manufacturers of ICs and similar devices purchased capital equipment based principally on technological capabilities. In view of the significant capital expenditures required to construct, equip and maintain fabrication facilities, relatively short product cycles and manufacturers' increasing concern for overall fabrication costs, the Company believes that manufacturers of ICs and thin film heads increasingly are focusing on reducing their total cost to manufacture a device. A major component of this cost is the cost of ownership of the equipment used for a particular application in a fabrication facility. Cost of ownership is measured in terms of the costs associated with the acquisition of equipment as well as factors such as throughput, yield, up-time, service, labor overhead, maintenance, and various other costs of owning and using the equipment. With increasing importance being placed upon a system's overall cost of ownership, in many cases the system with the most technologically advanced capabilities will not necessarily be the manufacturing system of choice. As part of the focus on cost reduction, the Company believes that device manufacturers are attempting to extend the useful life and enhance the production capabilities of fabrication facilities by selecting equipment that can replace existing tools while offering better performance in a cost-effective manner.

PRODUCTS

    The Company currently offers three different series of systems for use in the semiconductor fabrication process: the model 1500 Series, which addresses the markets for scanner replacement and high volume/low cost semiconductor fabrication; the model 2244i and Saturn Wafer Stepper-TM-, which address the market for mix-and-match in advanced semiconductor fabrication; and the Titan Wafer Stepper-TM-, which addresses the market for photosensitive polyimide applications as well as the markets for scanner replacement and high volume/low cost semiconductor fabrication. These steppers currently offer feature size capabilities ranging from 1.2 microns to 0.65 microns and typically range in price from $800,000 to $2.1 million. The model 1500 Series and the Titan Wafer Stepper offer g- and h-line illumination specifications. The model 2244i and Saturn Wafer Stepper feature an i-line illumination specification that is designed to make them compatible with advanced i-line reduction steppers. The Company shipped its first Saturn Wafer Stepper in the fourth quarter of 1995. The Saturn Wafer Stepper, with its 0.65 micron capability, extends mix-and-match applications to the 64/256 megabit dynamic random access memories and equivalent logic technology. The Titan Wafer Stepper addresses, among other markets, an application called photosensitive polyimide processing. This process is used in the protective layer between the inside of the device package and the active device. Because it reduces the thickness of integrated circuits, this process is useful for devices mounted on credit cards and can also be used in a number of "micro" applications, such as laptop or palmtop computers. The polyimide process is also commonly used in the manufacture of advanced DRAMs and microprocessors. The primary advantage of a photosensitive polyimide process is that it reduces process steps required in the fabrication of these devices.

    The Company offers four different series of systems for use in the fabrication of thin film heads: the model 1700 Series, which is the most widely used stepper for the TFH market; the model 2700 Series, which is designed to meet the needs of leading-edge manufacturers; the model 4700, which provides manufacturers the ability to print rowbars with a single exposure, further enhancing both yields and magnetic recording head performance and the model 6700, which extends the model 4700 capabilities into the submicron range by utilizing i-line exposure. In addition, the model 1700 Series can be equipped with an alternate alignment system (Machine Vision System, or "MVS"), which makes this model suitable for the processing of rowbars. Rowbar processing is a step in the later stages of TFH production that enhances the performance of the final product. The Company's TFH steppers offer feature size capabilities ranging from 1.2 to .65 microns and typically range in price from $800,000 to $2.1 million.

    The Company also offers photolithography equipment for use in the micromachining market. Micromachining combines electronics with mechanics in small devices for detection and control of a wide variety of parameters. Examples include accelerometers used to activate air bags in automobiles, and membrane pressure sensors used in industrial control systems. These micromachined devices are manufactured on silicon substrates using photolithographic techniques similar to those used for manufacturing semiconductors and thin film head devices. The Company's model 1500 Series and Saturn steppers offer resolution and depth of focus advantages to the manufacturers of micromachined devices.

    The Company also provides upgrades and refurbishments for a fee to certain of the older product lines in its installed base. These refurbished older systems typically have a purchase price significantly less than the purchase price for the Company's newer systems.

    The year of introduction and major features of the Company's current stepper systems are set forth below:

                                                                                                            THROUGHPUT
                                                                                                         SPECIFICATIONS*
                                                                       FIELD SIZE SPECIFICATIONS        (WAFERS PER HOUR)
                                                                     ------------------------------
                                        YEAR OF      FEATURE SIZE     MAXIMUM AREA    MAXIMUM AREA   ------------------------
           PRODUCT LINE              INTRODUCTION      (microns)     RECTANGLE (mm)   SQUARE (mm)      6 INCH       8 INCH
-----------------------------------  -------------  ---------------  --------------  --------------  -----------  -----------
SEMICONDUCTOR/MICRO-MACHINING:
1500 Series                                 1988             1.0       34.2 x 13.6     18.0 x 18.0           55           30
                                            1989             0.8       31.8 x 11.5     15.5 x 15.5           45           25

2244i                                       1992            0.75       44.0 x 22.0     26.7 x 26.7           90           80

Saturn Wafer Stepper                        1994            0.65       44.0 x 22.0     25.2 x 25.2           90           80

Titan Wafer Stepper Series                  1994             1.2       44.0 x 22.0     26.7 x 26.7          100           85
                                            1995             1.2       50.0 x 25.0     30.1 x 30.1          103           88
                                            1996             1.0       44.0 x 22.0     26.7 x 26.7           90           80

                                                                                                            THROUGHPUT
                                                                                                         SPECIFICATIONS*
                                                                       FIELD SIZE SPECIFICATIONS        (WAFERS PER HOUR)
                                                                     ------------------------------
                                        YEAR OF      FEATURE SIZE     MAXIMUM AREA    MAXIMUM AREA   ------------------------
           PRODUCT LINE              INTRODUCTION      (microns)     RECTANGLE (mm)   SQUARE (mm)      6 INCH       8 INCH
-----------------------------------  -------------  ---------------  --------------  --------------  -----------  -----------
THIN-FILM HEAD:
1700 Series                                 1991             1.2       34.2 x 13.6     18.0 x 18.0           70           50
                                            1991             1.0       34.2 x 13.6     18.0 x 18.0           70           50

2700 Series                                 1992             1.2       34.2 x 13.6     18.0 x 18.0           78           68
                                            1992             1.0       34.2 x 13.6     18.0 x 18.0           78           68

4700                                        1994             1.0       55.0 x 18.0     26.7 x 26.7           98           92

6700                                        1996            0.65       55.0 x 18.0     26.7 x 26.7           96           90

------------------------

*   Actual throughput varies depending upon customer application.

RESEARCH, DEVELOPMENT AND ENGINEERING

    The semiconductor and magnetic recording head manufacturing industries are subject to rapid technological change and new product introductions and enhancements. The Company believes that continued and timely development and introduction of new and enhanced systems are essential for the

Company to maintain its competitive position. The Company has made a substantial investment in the research and development of its core optical technology, which the Company believes is critical to its financial results. The Company intends to continue to develop its technology and to develop innovative products and product features to meet customer demands. Current engineering projects include the continued development, documentation and transition to volume manufacturing of the Saturn Wafer Stepper and model 6700 wafer stepper and development of larger and more flexible optical systems. Other research and development efforts are currently focused on reliability improvement, manufacturing cost reduction, performance enhancement and development of new features for existing systems, both for inclusion in the Company's systems and to meet specific customer order requirements. The Company also has programs devoted to the development of new photolithography systems, including new generations of photolithography systems for existing and new markets, enhancements and extensions of existing photolithography systems for existing and new markets and custom engineering for specific customers.

    The Company works with many customers to develop technology required to manufacture advanced devices or to lower the customer's cost of ownership. The Company maintains an engineering department that supports customer design of 1X stepper photomasks for both test and production purposes and an applications engineering group, consisting of highly qualified engineers located throughout the world that assist customers in optimizing the use of the Company's systems.

    In February 1997, the Company completed the acquisition of certain assets of Lepton Inc., a developer of electron beam lithography systems. This technology has the potential to address the needs of the mask and reticle manufacturing equipment market for 0.18 micron and below requirements. Additionally, the Company is currently involved in long-term research and development programs with third parties to develop advanced technology for current and future photolithography equipment based on the Company's core optical technology. The Company is working in conjunction with The United States Department of Defense's Advanced Research Projects Agency to explore technologies to produce junctions in semiconductor devices with critical feature sizes of less than 0.25 microns. This lithography process, known as P-GILD (Projection Gas Immersion Laser Doping), has shown the potential for replacing traditional doping processes and may reduce the number of steps currently required in the manufacture of integrated circuits. Additionally, this process has shown potential in the area of rapid thermal annealing. There can be no assurance that such programs will be successfully funded or completed, that commercial products will result from such programs or that any products resulting from such programs will achieve market acceptance. See "Risk Factors: Rapid Technological Change; Importance of Timely Product Introduction" and "Expansion of Operations; Management of Growth."

    The Company has historically devoted a significant portion of its financial resources to research and development programs and expects to continue to allocate significant resources to these efforts in the future. As of December 31, 1996, the Company had approximately 111 full-time employees engaged in research, development, and engineering. For 1996, 1995 and 1994, total research, development, and engineering expenses were approximately $27.2 million, $22.7 million and $13.9 million, respectively, and represented 14.1%, 14.4% and 15.3% of the Company's net sales, respectively.

SALES AND SERVICE

    The Company markets and sells its products in the United States principally through its direct sales organization. The Company sells its products overseas primarily through a direct sales staff and representatives in Europe and Asia/Pacific. The Company has appointed Innotech as its exclusive distributor in Japan. The current term of the agreement with Innotech expires on June 21, 1997, with an automatic extension for successive one-year renewal periods, unless either party gives notice of termination. Accordingly, there can be no assurance that this agreement will not be terminated at any time in the future. See "Risk
Factors: International Sales; Japanese Market; Dependence on Local Distributor."

    Ultratech's service personnel are based throughout the United States, Europe, Asia/Pacific and Japan. The Company currently leases five sales and service offices in the United States outside of California, maintains subsidiaries in the United Kingdom and Japan and leases offices in Korea and Taiwan to service equipment and support customers in such locations. As part of its customer service, Ultratech maintains an on-line computerized network of the Company's parts inventory in the United States, Europe and Japan.

    The Company believes that as semiconductor and thin film head manufacturers produce increasingly complex devices, they will require a higher degree of support. Reliability, performance, yield, cost, uptime and mean time between failure are increasingly important factors by which customers evaluate potential suppliers of photolithography equipment. The Company believes that the strength of its worldwide service and support organization is an important factor in its ability to sell its systems, maintain customer loyalty and reduce the maintenance costs of its systems. In addition, the Company believes that working with its suppliers and customers is necessary to ensure that the Company's systems are cost effective, technically advanced and designed in conjunction with customer requirements.

    The Company supports its customers with field service, technical service engineers and training programs. The Company provides its customers with comprehensive support and service before, during and after delivery of its systems. To support the sales process and enhance customer relationships, the Company works closely with prospective customers to develop hardware and software test specifications and benchmarks and often designs customized applications to enable prospective customers to evaluate the Company's equipment for their specific needs. Prior to shipment, Ultratech's support personnel typically assist the customer in site preparation and inspection and typically provide customers with training at the Company's facilities or at the customer's location. The Company currently offers to its customers approximately twenty courses of instruction on the Company's systems, including instructions in system hardware and software tools for optimizing the Company's systems. The Company's customer training program also includes instructions in the maintenance of the Company's systems. The Company's field support personnel work with the customer's employees to install the system and demonstrate system readiness. Technical support is also available through on-site Company personnel.

    In general, the Company warrants its new systems against defects in design, materials and workmanship for one year. The Company offers its customers additional support after the warranty period in the form of maintenance contracts for specified time periods. Such contracts include various options such as priority response, planned preventive maintenance, scheduled one-on-one training, daily on-site support, and monthly system and performance analysis.

MANUFACTURING

    The Company performs all of its manufacturing activities (final assembly, system testing and certain subassembly) in a 30,000 square feet clean room environment.

    The Company's manufacturing activities consist of assembling and testing components and subassemblies which are then integrated into finished systems. The Company is relying increasingly on outside vendors and subcontractors to manufacture certain components and subassemblies. This strategy has enabled the Company to increase its manufacturing capacity. The Company orders one of the most critical components of its technology, the glass for its lenses, from suppliers on purchase orders. The Company then designs the lenses and provides the lens specifications to other suppliers that grind the lenses. The Company then assembles and tests the optical lenses in its metrology laboratory. The Company has recorded the critical parameters of each of its optical lenses sold since 1982 and believes that such information enables it to supply lenses to its customers that match the characteristics of its customers' existing lenses. Prior to shipment, the customer's engineers may perform acceptance tests at Ultratech's facility. After passing the acceptance test, the system is packaged in the clean room environment and prepared for shipment.

    The Company procures certain of its critical systems' components, subassemblies and services from a single supplier or a limited group of suppliers in order to ensure overall quality and timeliness of delivery. To date, the Company has been able to obtain adequate services and supplies of components and subassemblies for its systems in a timely manner. However, disruption or termination of certain of these sources could have a material adverse effect on the Company's business, financial condition or results of operations. The Company's reliance on sole or a limited group of suppliers and the Company's increasing reliance on subcontractors involve several risks, including a potential inability to obtain an adequate supply of required components and reduced control over pricing, quality and timely delivery of components. Although the timeliness, yield and quality of deliveries to date from the Company's subcontractors have been acceptable, manufacture of certain of these components and subassemblies is an extremely complex process, and long lead times are required. Any inability to obtain adequate deliveries or any other circumstance that would require the Company to seek alternative sources of supply or to manufacture such components internally could significantly increase manufacturing costs and could delay the Company's ability to ship its products, which could damage relationships with current and prospective customers and therefore would have a material adverse effect on the Company's business, financial condition and results of operations.

    Ultratech maintains a company-wide quality program that it believes has a direct effect on its results of operations. The intent of the program is to provide continuous improvement in the Company's steppers and services to meet customer requirements. The Company trains all of its employees in basic quality skills and regularly participates in quality sharing meetings with other equipment manufacturers and customer quality audits of procedures and personnel. The Company achieved ISO 9001 certification in 1996.

COMPETITION

    The capital equipment industry in which the Company competes is intensely competitive. A substantial investment is required to install and integrate capital equipment into a semiconductor or thin film head production line. The Company believes that once a device manufacturer has selected a particular vendor's capital equipment, the manufacturer generally relies upon that equipment for the specific production line application and, to the extent possible, subsequent generations of similar products. Accordingly, it is difficult to achieve significant sales to a particular customer once another vendor's capital equipment has been selected. The Company experiences intense competition worldwide from a number of leading foreign and domestic manufacturers, such as Nikon Inc. ("Nikon"), Canon Inc. ("Canon"), ASM Lithography and Silicon Valley Group, Inc., all of which have substantially greater financial, marketing, technical and other resources than the Company. Nikon supplies a 1X stepper for use in the manufacture of liquid crystal displays and offers a reduction stepper for thin film head fabrication. In addition, Nikon and Canon are shipping their own widefield mix-and-match lithography systems. See "Risk Factors: Importance of Mix-and-Match Strategy". The Company believes that the high cost of developing new lithography tools has caused its competitors to collaborate with customers and other parties in various areas such as research and development, manufacturing and marketing. Many companies in the semiconductor capital equipment market, including photolithography equipment companies such as GCA, formerly a reduction stepper division of General Signal Corporation, whose assets were purchased by Integrated Solutions, Inc. ("ISI"), had experienced significant declines or had withdrawn from this market. ISI now supplies the former GCA products, and enhancements, to the semiconductor industry. Although the systems offered by the Company do not address the technical requirements of semiconductor manufacturers in the most advanced applications, the Company believes that it currently competes favorably with its competitors in the markets it addresses based on the cost of ownership advantages offered by its 1X steppers. However, Ultratech expects its competitors to continue to improve the performance of their current products. In addition, these competitors have stated that they will introduce new products with improved price and performance characteristics that will compete directly with the Company's products. This could cause a decline in sales or loss of market acceptance of the Company's steppers, and thereby materially adversely affect the Company's business, financial condition and results of operations. There can be no assurance that enhancements to, or future generations of, competitive products will not be developed that offer superior cost of ownership and technical performance features. The Company believes that to be competitive, it will require significant financial resources in order to continue to invest in new product development, features and enhancements, to introduce next generation stepper systems on a timely basis, and to maintain customer service and support centers worldwide. In marketing its products, the Company will also face competition from vendors employing other technologies, such as excimer lasers and phase-shift mask technology, which may extend the capabilities of competitive products beyond their current limits or increase their productivity. In addition, increased competitive pressure could lead to intensified price-based competition, resulting in lower prices and margins, which would materially adversely affect the Company's business, financial condition and operating results. There can be no assurance that the Company will be able to compete successfully in the future.

    Japanese IC manufacturers have a dominant share of the worldwide market for certain types of integrated circuits for which the Company's systems are used. In addition, the Japanese stepper manufacturers are well-established in the Japanese stepper market, and it is extremely difficult for non-Japanese lithography equipment companies to penetrate the Japanese stepper market. To date, the Company has not established itself as a major competitor in the Japanese IC equipment market and there can be no assurance that the Company will be able to achieve significant sales to Japanese IC manufacturers in the future. See "Risk Factors: International Sales; Japanese Market; Dependence on Local Distributor."

INTELLECTUAL PROPERTY RIGHTS

    Although the Company attempts to protect its intellectual property rights through patents, copyrights, trade secrets and other measures, it believes that any success will depend more upon the innovation, technological expertise and marketing abilities of its employees. Nevertheless, the Company has a policy of seeking patents when appropriate on inventions resulting from its ongoing research and development and manufacturing activities. The Company owns twenty United States patents which expire on dates ranging from July 2000 to February 2015 and has five additional patent applications pending in the United States. In addition, the Company has ten foreign patents which expire on dates ranging from May 2001 to October 2015, and has seven additional foreign patent applications pending, three of which are in Japan. The Company also has sixteen registered trademarks and thirty-eight copyright registrations covering software programs used in the operation of its stepper systems. The Company also relies upon trade secret protection for its confidential and proprietary information. There can be no assurance that the Company will be able to protect its technology adequately or that competitors will not be able to develop similar technology independently. There can be no assurance that any of the Company's pending patent applications will be issued or that foreign intellectual property laws will protect the Company's intellectual property rights. In addition, litigation may be necessary to enforce the Company's patents, copyrights or other intellectual property rights, to protect the Company's trade secrets, to determine the validity and scope of the proprietary rights of others or to defend against claims of infringement. Such litigation could result in substantial costs and diversion of resources and could have a material adverse effect on the Company's business, financial condition and results of operations, regardless of the outcome of the litigation. There can be no assurance that any patent issued to the Company will not be challenged, invalidated or circumvented or that the rights granted thereunder will provide competitive advantages to the Company. Furthermore, there can be no assurance that others will not independently develop similar products, duplicate the Company's products or, if patents are issued to the Company, design around the patents issued to the Company.

    Although there are no pending lawsuits against the Company regarding infringement claims with respect to any existing patents or any other intellectual property rights, the Company has in prior years been notified of claims that it may be infringing intellectual property rights possessed by third parties. Certain of the Company's customers have received notices of infringement from Technivision Corporation and Jerome Lemelson alleging that the manufacture of semiconductor products and/or the equipment used to manufacture semiconductor products infringes certain issued patents. The Company has been notified in prior years by certain of such customers that the Company may be obligated to defend or settle claims that the Company's products infringe any of such patents, and, in the event it is subsequently determined that the customer infringes any of such patents, they intend to seek reimbursement from the Company for damages and other expenses resulting from this matter.

    Although there are no pending lawsuits against the Company regarding infringement claims with respect to any existing patents or any other intellectual property rights, there can be no assurance that infringement claims by third parties or claims for indemnification resulting from infringement claims in the future will not be asserted, or that such assertions, if proven to be true, will not materially adversely affect the Company's business, financial condition and results of operations, regardless of the outcome of any litigation. With respect to any such future claims, the Company may seek to obtain a license under the third party's intellectual property rights. There can be no assurance, however, that a license will be available on reasonable terms or at all. The Company could decide, in the alternative, to resort to litigation to challenge such claims. Such challenges could be extremely expensive and time consuming and could materially adversely affect the Company's business, financial condition and results of operations, regardless of the outcome of any litigation.

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

CUSTOMERS, APPLICATIONS AND MARKETS

    The Company sells its systems to semiconductor, thin film head and micromachining manufacturers located throughout the United States, Europe, Asia/Pacific and Japan. Semiconductor manufacturers have purchased the model 1500 Series steppers, the model 2244i stepper, the Titan Wafer Stepper Series and the Saturn Wafer Stepper for the fabrication of microprocessors, microcontrollers, DRAMs and ASICs. Such systems are used in mix-and-match environments with other lithography tools, as replacements for scanners and contact printers, in start-up fabrication facilities, in packaging for ultrathin and flip chip applications and for high volume, low cost noncritical feature size semiconductor production. Thin film head manufacturers have purchased the model 1700 Series steppers, the model 2700 Series steppers, the model 4700 stepper and the model 6700 stepper because of their advantages in yield, throughput and overall cost of ownership. Manufacturers of micromachined components have purchased the model 1500 Series steppers and Saturn Wafer Stepper because of high throughput and flexible field size advantages along with cost-effective, submicron imaging capabilities.

    Historically, Ultratech has sold a substantial portion of its systems to a limited number of customers. In 1996, sales to two customers accounted for 17% and 12% of the Company's net sales. In 1995, sales to one customer accounted for approximately 12% of the Company's net sales. In 1994, sales to one customer accounted for approximately 20% of the Company's net sales. The Company expects that sales to relatively few customers will continue to account for a high percentage of its net sales in the foreseeable future and believes that the Company's financial results depend in significant part upon the success of these major customers, and the Company's ability to meet their future capital equipment needs. Although the composition of the group comprising the Company's largest customers may vary from period to period, the loss of a significant customer or any reduction in orders by any significant customer, including reductions due to market, economic or competitive conditions in the semiconductor or magnetic recording head industries or in the industries that manufacture products utilizing integrated circuits or thin-film heads, may have a material adverse effect on the Company's business, financial condition and results of operations. The Company's ability to increase its sales in the future will depend in part upon its ability to obtain orders from new customers as well as the financial condition and success of its customers and the general economy, of which there can be no assurance. See "Cyclicality of Semiconductor and Magnetic Recording Head Industries."

    Sales of the Company's systems depend, in significant part, upon the decision of a prospective customer to increase manufacturing capacity or to restructure current manufacturing facilities, either of which typically involve a significant commitment of capital. In view of the significant investment involved in a system purchase, the Company has experienced and may continue to experience delays following initial qualification of the Company's systems as a result of delays in a customer's approval process. For this and other reasons, the Company's systems typically have a lengthy sales cycle during which the Company may expend substantial funds and management effort in securing a sale. Lengthy sales cycles subject the Company to a number of significant risks, including inventory obsolescence and fluctuations in operating results, over which the Company has little or no control. See "Fluctuations in Operating Results; Limited System Sales."

    During 1996, 1995 and 1994, international sales accounted for 53%, 55% and 56% of net sales, respectively. The Company's international system sales are typically denominated in United States dollars or dollar equivalents. For financial information concerning foreign and domestic operations and export sales, please refer to Note 13 of the Ultratech Stepper, Inc. Consolidated Financial Statements, incorporated by reference from page 41 of the Company's Annual Report to Stockholders. See "Risk Factors: International Sales; Japanese Market; Dependence on Local Distributor."

BACKLOG

    The Company schedules production of its systems based upon order backlog, informal customer commitments and general economic forecasts for its targeted markets. The Company includes in its backlog all customer orders for systems which it has accepted purchase order numbers and assigned shipment dates within six months, as well as all orders for service, spare parts and upgrades. All orders are subject to cancellation or rescheduling by the customer with limited or no penalties. Because of orders received for systems to be shipped in the same quarter in which the order is received, possible changes in system delivery schedules, cancellations of orders and potential delays in system shipments, the Company's backlog at any particular date may not necessarily be representative of actual sales for any succeeding period. As of December 31, 1996, the Company's backlog was approximately $81.3 million, compared with approximately $86.6 million as of December 31, 1995.

EMPLOYEES

    At December 31, 1996, the Company had approximately 542 full-time employees, including 111 engaged in research, development, and engineering, 41 in sales and marketing, 163 in customer service and support, 163 in manufacturing and 64 in general administration and finance. The Company believes any future success, should it occur, will depend, in large part, on its ability to attract and retain highly skilled employees. Recently, the Company has experienced an increased level of employee turnover. The Company believes that this increase is due to several factors, including: the recent semiconductor industry slowdown, which resulted in a planned reduction in the Company's workforce during the fourth fiscal quarter of 1996, and which has further resulted in an increased level of uncertainty within the workforce; an expanding economy within the geographic area that the Company maintains its principal business offices, making it more difficult for the Company to retain its employees; and the declining value of stock options granted to employees, relative to their total compensation, as a result of the full vesting of options granted prior to the Company's initial public offering and significant numbers of options granted at prices well in excess of the current market value of the Company's stock. Due to these, and other factors, the Company may continue to experience high levels of employee turnover, which could adversely impact the Company's business, financial condition and results of operations. None of the employees of the Company is covered by a collective bargaining agreement. The Company considers its relationships with its employees to be good.

ADDITIONAL RISK FACTORS

    FLUCTUATIONS IN OPERATING RESULTS; LIMITED SYSTEM SALES The Company's operating results have fluctuated significantly in the past and will continue to fluctuate significantly in the future depending upon a variety of factors, including cyclicality in the Company's target markets; the mix of products sold; the timing of new product announcements and releases by the Company or its competitors; market acceptance of new products and enhanced versions of the Company's products; the timing of significant orders; manufacturing inefficiencies associated with the start up of new product introductions; lengthy sales cycles for the Company's systems; customer concentration; ability to volume produce systems and meet customer requirements; patterns of capital spending by customers; product discounts; changes in pricing by the Company, its competitors, customers or suppliers; political and economic instability; natural disasters; regulatory changes; business interruptions related to the Company's occupation of its facilities; and various competitive factors including price-based competition and competition from vendors employing other technologies. The Company's gross profit as a percentage of sales has been and will continue to be significantly affected by a variety of factors, including the percentage of international sales, which typically have lower gross margins than domestic sales principally due to higher field service and support costs; the introduction of new products, which typically have higher manufacturing costs until manufacturing efficiencies are realized and are discounted more than existing products until the products gain market acceptance; non-linearity of shipments during the quarter; increased competition in the Company's targeted markets; the mix of products sold; the rate of capacity utilization; and the implementation of subcontracting arrangements. As a result of its distribution agreement with Innotech Corporation, its Japanese distributor, gross profit as a percentage of total net sales may be adversely impacted in any particular period by significant system shipments to the Japanese market.

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

    CYCLICALITY OF SEMICONDUCTOR AND MAGNETIC RECORDING HEAD INDUSTRIES The Company's business depends in significant part upon capital expenditures by manufacturers of semiconductors and thin film head magnetic recording devices, which in turn depend upon the current and anticipated market demand for such devices and products utilizing such devices. The semiconductor industry is highly cyclical and historically has experienced recurring periods of oversupply, resulting in significantly reduced demand for capital equipment including the systems manufactured and marketed by the Company. The Company believes that markets for new generations of semiconductors will also be subject to similar fluctuations. In recent years, the semiconductor industry has experienced significant growth which, in turn, has caused significant growth in the capital equipment industry. However, the semiconductor industry has more recently experienced a cyclical downturn, as evidenced by recent results of the industry's book-to-bill ratio, as published by the Semiconductor Industry Association. Although the most recent monthly book-to-bill ratios have exceeded parity, bookings levels for the semiconductor industry remain significantly below year-ago levels. Additionally, the semiconductor equipment industry's book-to-bill ratio, as published by Semiconductor Equipment and Materials International (an industry association), continues to show significant market weakness, particularly among front-end equipment suppliers, which include the Company. Additional evidence of an existing industry downturn is exhibited by recent announcements by several semiconductor manufacturers of delays or cancellations of previously planned capacity additions and continued weakness in DRAM and other computer memory pricing. The Company has recently experienced cancellation of purchase orders, shipment delays and purchase order restructurings by several of its semiconductor customers and anticipates that this trend will continue for some time. Accordingly, the Company can give no assurance that it will be able to achieve or maintain its current level of sales. Additionally, based on present market conditions, the Company presently expects that future quarterly comparisons, through at least the second quarter of 1997, will indicate a period-over-comparable period decline in the Company's net sales.

    During 1996, 1995 and 1994, approximately 40%, 30% and 35%, respectively, of the Company's net sales were derived from sales to thin film head manufacturers and related applications. Although the thin film head segment of the magnetic recording head industry has recently experienced significant growth, the Company expects that the thin film head market segment may not sustain such a growth rate in the future. Accordingly, sales of its steppers to thin film head manufacturers may decrease in the future. The Company's business and operating results would be materially adversely affected by downturns or slowdowns in the thin film head market.

    The Company attempts to mitigate the risk of cyclicality by participating in both the semiconductor and magnetic recording head markets, as well as diversifying into new markets such as photolithography for micromachining. Nevertheless, there can be no assurance that the Company's net sales and operating results will not be materially adversely affected if downturns or slowdowns in either market occur in the future; such effects are likely to be particularly severe if both markets experience a downturn or slowdown at the same time.

    IMPORTANCE OF MIX-AND-MATCH STRATEGY A principal element of the Company's strategy is to sell its systems to advanced semiconductor fabrication facilities for mix-and-match applications. This strategy depends, in significant part, upon the recognition by semiconductor manufacturers that costs can be reduced by using the Company's systems to perform exposure on semiconductor process layers requiring feature sizes of 0.65 microns or greater and the willingness of such manufacturers to implement processes to lower manufacturing costs. Many semiconductor fabrication facilities have limited or no experience with integrating lithography tools in the manner necessary for full implementation and acceptance of a mix-and-match manufacturing strategy, and there can be no assurance that semiconductor manufacturers will adopt such a strategy. The Company has designed certain of its systems to operate in a compatible manner with its competitors' reduction steppers, which are used to process layers with feature sizes below 0.65 microns. The successful implementation of the Company's strategy, however, will result in a loss of sales by manufacturers of reduction steppers and will cause these competitors to respond with lower prices, productivity improvements or new technical designs for their systems that eliminate the need for the Company's steppers or make it difficult for Ultratech's systems to attain compatibility with such systems. Also, certain of the Company's competitors which also manufacture widefield systems, including Nikon and Canon, are shipping their own widefield mix-and-match lithography systems. The introduction, development and sales of such competitive systems could materially adversely affect the Company's business, financial condition and results of operations.

    To facilitate its mix-and-match strategy, the Company has developed and is continuing to develop a family of products. The Company shipped its first Model 2244i stepper during 1993, and commenced volume production in 1994. In 1995, the Company commenced shipment and volume production of the Titan Wafer Stepper and commenced shipment of the Saturn Wafer Stepper. As is typical with newly introduced systems in the capital equipment industry, the Company has experienced and may continue to experience technical or other difficulties with its mix-and-match family of products. The Company believes that the market acceptance and process verification combined with volume production of the mix-and-match family of products is of critical importance to the successful implementation of its mix-and-match strategy and its future financial results. Recently, this market segment of the Company's business has experienced a pronounced downturn due, in part, to the recent cyclical downturn in the semiconductor industry. To the extent that the mix-and-match family of products does not achieve or maintain significant sales due to a cyclical downturn in the semiconductor industry; technical, manufacturing or other difficulties associated with these products; lack of customer acceptance; an inability to reduce the significantly long manufacturing cycle of these products; an inability to increase capacity for the production of the mix-and-match family of products; direct competition from other widefield mix-and-match systems from Nikon and Canon; or any other reason, the Company's business, financial condition and results of operations would be materially adversely affected. In addition, the increase in mix-and-match stepper production has resulted and will continue to result in higher inventory levels and operating expenses. Failure to achieve or maintain significant sales of these steppers could lead, among other things, to an increase in inventory obsolescence and an increase in expenses without corresponding sales, either of which could materially adversely affect the Company's business, financial condition and results of operations. See "Fluctuations in Operating Results; Limited System Sales."

    EXPANSION OF OPERATIONS; MANAGEMENT OF GROWTH In recent years, the Company has significantly increased the scale of its operations to support increased levels of net sales. The increase has included the hiring of additional personnel, increasing the number of steppers scheduled for production, and commencing independent operations in Japan. This increase has resulted in higher inventory levels and higher expenses and has required the Company to implement a variety of systems, procedures and controls. Currently, the Company is devoting significant resources to the development of new products and technologies that are outside of the Company's core businesses (see "Research, Development and Engineering"). The Company anticipates that its expenditures for research, development and engineering will increase significantly in 1997, relative to the comparable periods in 1996, principally as a result of the continued development of these new product lines. The Company presently anticipates that research, development and engineering expenses related to its core businesses will remain flat, as compared with the comparable periods in 1996. Additionally, the Company will shortly be conducting evaluations of these products and may decide to invest significant additional resources in plant and equipment, inventory, personnel and other costs, to begin production of these products and to provide the marketing, administration and after-sales support required to support these new products. Accordingly, there can be no assurance that gross profit margins and inventory levels will not be adversely impacted in the future by start-up costs associated with the initial production of these new product lines. These start-up costs include, but are not limited to, additional manufacturing overhead, additional inventory reserve requirements and the creation of after-sales support organizations. Additionally, there can be no assurance that operating expenses will not increase, relative to sales, as a result of adding additional marketing and administrative personnel, among other costs, to support the Company's additional products. If the Company is unable to achieve significantly increased net sales or its sales fall below expectations, the Company's operating results will be materially adversely affected until, among other factors, inventory levels and expenses can be reduced.

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

    RAPID TECHNOLOGICAL CHANGE; IMPORTANCE OF TIMELY PRODUCT INTRODUCTION The semiconductor and magnetic recording head manufacturing industries are subject to rapid technological change and new product introductions and enhancements. The Company's ability to be competitive in these and other markets will depend in part upon its ability to develop new and enhanced systems and related software tools and to introduce these systems and related software tools at competitive prices and on a timely and cost-effective basis to enable customers to integrate them into their operations either prior to or as they begin volume product manufacturing. The Company will also be required to enhance the performance of its existing systems and related software tools. Any success of the Company in developing new and enhanced systems and related software tools depends upon a variety of factors, including product selection, timely and efficient completion of product design, timely and efficient implementation of manufacturing and assembly processes, product performance in the field and effective sales and marketing. In particular, the Company has not yet fully defined the markets and applications for the Titan Wafer Stepper and the Saturn Wafer Stepper. Additionally, the Company has recently commenced shipment, and has a significant customer backlog, of the Model 1700 stepper with MVS for back-end thin film head processing. This is a relatively new application for the Company's systems. Should the Company experience difficulty with this new process, due to product limitations or the inability of customers to fully implement this new technology, among other factors, the Company's financial condition and results of operations would be materially adversely impacted, especially in light of the current downturn in the semiconductor industry. Because new product development commitments must be made well in advance of sales, new product decisions must anticipate both future demand and the technology that will be available to supply that demand. There can be no assurance that the Company will be successful in selecting, developing, manufacturing and marketing new products and related software tools or enhancing its existing products and related software tools. Any such failure would materially adversely affect the Company's business, financial condition and results of operations.

    Because of the large number of components in the Company's systems, significant delays can occur between a system's introduction and the commencement by the Company of volume production of such systems. Ultratech has experienced delays from time to time in the introduction of, and technical and manufacturing difficulties with, certain of its systems and enhancements and related software tools and may experience delays and technical and manufacturing difficulties in future introductions or volume production of new systems or enhancements and related software tools. There can be no assurance that the Company will not encounter technical, manufacturing or other difficulties that could delay future introductions or volume production of systems or enhancements. The Company's inability to complete the development or meet the technical specifications of any of its systems or enhancements and related software tools or to manufacture and ship these systems or enhancements and related software tools, such as the Model 4700 stepper, the Model 6700 stepper, the Titan Wafer Stepper and the Saturn Wafer Stepper, in volume and in time to meet the requirements for manufacturing the future generation of semiconductor or thin film head devices would materially adversely affect the Company's business, financial condition and results of operations. In addition, the Company may incur substantial unanticipated costs to ensure the functionality and reliability of its steppers early in the products' life cycles. If new products have reliability or quality problems, reduced orders or higher manufacturing costs, delays in collecting accounts receivable and additional service and warranty expenses may result. Any of such events may materially adversely affect the Company's business, financial condition and results of operations.

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

    INTERNATIONAL SALES; JAPANESE MARKET; DEPENDENCE ON LOCAL
DISTRIBUTOR International sales accounted for approximately 53%, 55% and 56% of total net sales in 1996, 1995 and 1994, respectively. The Company anticipates that international sales, which typically have lower gross margins than domestic sales, principally due to higher field service and support costs, will continue to account for a majority of total net sales. As a result, a significant portion of the Company's sales will be subject to certain risks, including unexpected changes in regulatory requirements, difficulty in satisfying existing regulatory requirements, exchange rates, tariffs and other barriers, political and economic instability, difficulties in accounts receivable collections, natural disasters, difficulties in staffing and managing foreign subsidiary and branch operations and potentially adverse tax consequences. The Company is also subject to the risks associated with the imposition of legislation and regulations relating to the import or export of semiconductors and magnetic recording head products. The Company cannot predict whether quotas, duties, taxes or other charges or restrictions will be implemented by the United States, Japan or any other country upon the importation or exportation of the Company's products in the future. There can be no assurance that any of these factors or the adoption of restrictive policies will not have a material adverse effect on the Company's business, financial condition and results of operations.

    Although the Company has sold a number of its systems to Japanese thin film head manufacturers, to date, the Company has made limited sales of its systems to Japanese semiconductor manufacturers. The

Japanese semiconductor market segment is large, represents a substantial percentage of the worldwide semiconductor manufacturing capacity, and is difficult for foreign companies to penetrate. The Company is at a competitive disadvantage with respect to Japanese semiconductor capital equipment suppliers that have been engaged for some time in collaborative efforts with Japanese semiconductor manufacturers. The Company believes that the Japanese companies with which it competes have a competitive advantage because of their dominance of the Japanese market segment. The Company believes that increased penetration of the Japanese market is critical to its financial results and intends to continue to invest significant resources in Japan in order to meet this objective. As part of its strategy to penetrate the Japanese market, in 1993, the Company entered into a distribution agreement with Innotech Corporation, a local distributor of products. The Company believes that Innotech is an important element of its strategy to increase its presence in Japan. Such agreement can be terminated upon notice of termination by either party. Accordingly, there can be no assurance that this agreement will continue on present terms, or at all. If Innotech is not successful in selling such systems or such agreement is terminated, the Company's strategy to increase product sales into the Japanese market would be adversely affected. In addition, recently, Japanese semiconductor manufacturers substantially reduced their levels of capital spending on new fabrication facilities and equipment, thereby increasing competitive pressures in the Japanese market segment. There can be no assurance, however, that the Company will be able to achieve significant sales to, or will be able to compete successfully in, the Japanese semiconductor market segment.

    FUTURE ACQUISITIONS The Company may in the future pursue acquisitions of complementary product lines, technologies or businesses, such as the acquisition of the assets of Lepton Inc. Future acquisitions by the Company may result in potentially dilutive issuances of equity securities, the incurrence of debt and contingent liabilities and amortization expenses related to goodwill and other intangible assets, which could materially adversely affect any Company profitability. In addition, acquisitions involve numerous risks, including difficulties in the assimilation of the operations, technologies and products of the acquired companies, the diversion of management's attention from other business concerns, risks of entering markets in which the Company has no or limited direct prior experience, and the potential loss of key employees of the acquired company. In the event that such acquisition does occur, there can be no assurance as to the effect thereof on the Company's business or operating results.

    FUTURE CAPITAL NEEDS The development and manufacture of new lithography systems and enhancements are highly capital intensive. In order to remain competitive, the Company must continue to make significant expenditures for capital equipment, sales, service, training and support capabilities, investments in systems, procedures and controls, expansion of operations and research and development, among many items. The Company expects that anticipated cash flow from operations, its cash, cash equivalents and short-term investments and funds available under a line of credit will be sufficient to meet the Company's cash requirements for the next twelve months. To the extent that such financial resources are insufficient to fund the Company's activities, additional funds will be required. There can be no assurance that additional financing will be available on reasonable terms or at all.

    EFFECTS OF CERTAIN ANTI-TAKEOVER PROVISIONS Certain provisions of the Company's Certificate of Incorporation, equity incentive plans, Shareholder Rights Plan, Bylaws and Delaware law may discourage certain transactions involving a change in control of the Company. In addition to the foregoing, the Company's classified board of directors, the shareholdings of the Company's officers, directors and persons or entities that may be deemed affiliates and the ability of the Board of Directors to issue "blank check" preferred stock without further stockholder approval could have the effect of delaying, deferring or preventing a change in control of the Company and may adversely affect the voting and other rights of holders of Common Stock.

    VOLATILITY OF STOCK PRICE The Company believes that factors such as announcements of developments related to the Company's business, fluctuations in the Company's operating results, sales of securities of the Company into the marketplace, general conditions in the semiconductor and magnetic recording head industries or the worldwide economy, an outbreak of hostilities, a shortfall in revenue or earnings from or changes in analysts' expectations, announcements of technological innovations or new products or enhancements by the Company or its competitors, developments in patents or other intellectual property rights and developments in the Company's relationships with its customers and suppliers could cause the price of the Company's Common Stock to fluctuate, perhaps substantially. In addition, in recent years the stock market in general, and the market for shares of small capitalization stocks in particular, including the Company's, have experienced extreme price fluctuations, which have often been unrelated to the operating performance of affected companies. There can be no assurance that the market price of the Company's Common Stock will not continue to experience significant fluctuations in the future, including fluctuations that are unrelated to the Company's performance.

ITEM 2.  PROPERTIES

    The Company maintains its headquarters and manufacturing operations in San Jose, California in three leased facilities, totaling approximately 188,000 square feet, which contain general administration and finance, marketing and sales, customer service and support, manufacturing and research, development, and engineering. The leases for these facilities expire at various dates from December 1997 to March 2005. The Company also leases 6.4 acres of undeveloped land near its headquarters in San Jose. This lease expires in November 1997. As part of this transaction, the Company segregated $5.0 million of its securities as collateral for certain obligations of the lessor pertaining to this land. The Company also leases five sales and support offices in the United States in Tempe, Arizona; Woburn, Massachusetts; Austin, Texas; Richardson, Texas; and Essex Junction, Vermont; under leases with terms expiring between 3 months to 2 years. The Company also maintains branch offices in Korea and Taiwan, a service and support subsidiary in Japan and a sales, service and support subsidiary in the United Kingdom. The Company believes that its existing facilities will be adequate to meet its currently anticipated requirements and that suitable additional or substitute space will be available as needed.

ITEM 3.  LEGAL PROCEEDINGS

    The Company is not a party to any material litigation.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    No matters were submitted to a vote of security holders during the fourth quarter ended December 31, 1996.

                      EXECUTIVE OFFICERS OF THE REGISTRANT

    As of December 31, 1996, the executive officers of the Company, who are elected by and serve at the discretion of the Board of Directors, are as follows:

NAME                              AGE                                 POSITION WITH THE COMPANY
--------------------------------  --- ------------------------------------------------------------------------------------------
Arthur W. Zafiropoulo...........  57  Chairman of the Board of Directors and Chief Executive Officer

James L. Schram.................  49  President and Chief Operating Officer

Daniel H. Berry.................  51  Senior Vice President, Sales and Service

William G. Leunis, III..........  41  Senior Vice President, Finance, Chief Financial Officer, Secretary and Treasurer

    Mr. Zafiropoulo founded the Company in September 1992 to acquire certain assets and liabilities of the Ultratech Stepper Division (the "Predecessor") of General Signal Corporation and, since March 1993, has served as Chief Executive Officer and Chairman of the Board. Additionally, Mr. Zafiropoulo served as President of the Company from March 1993 to March 1996. Between September 1990 and March 1993, he was President of the Predecessor. From February 1989 to September 1990, Mr. Zafiropoulo was President of General Signal's Semiconductor Equipment Group International, a semiconductor equipment company. From August 1980 to February 1989, Mr. Zafiropoulo was President and Chief Executive Officer of Drytek, Inc., a plasma dry-etch company that he founded in August 1980, and which was later sold to General Signal in 1986. From July 1987 to September 1989, Mr. Zafiropoulo was also President of Kayex, a semiconductor equipment manufacturer, which is a unit of General Signal. Mr. Zafiropoulo is a director of RF Power Products Inc. Additionally, during 1995 Mr. Zafiropoulo served as a director of OnTrak Systems Inc.

    Mr. Schram has served as President and Chief Operating Officer since March 1996. Prior to joining the Company, from 1973 to February 1996, he was employed in various positions at Watkins Johnson, Co., a semiconductor equipment manufacturer, including President of their Semiconductor Equipment Group and most recently as Vice President of corporate strategic planning.

    Mr. Berry has served as Senior Vice President, Sales and Service since March 1993. Between December 1990 and March 1993, he served as Vice President, Sales and Service of the Predecessor. From November 1989 to December 1990, Mr. Berry was director of international operations for General Signal's Semiconductor Equipment Group International, a semiconductor equipment company. From July 1976 to November 1989, he held various management positions including director of marketing and optical lithography, at Perkin-Elmer Corporation, a semiconductor equipment manufacturer.

    Mr. Leunis has served as Senior Vice President, Finance, Chief Financial Officer, Secretary and Treasurer since January 1997. Between March 1993 and December 1996, he served as Vice President, Finance, Chief Financial Officer, Secretary and Treasurer of the Company. Between September 1990 and March 1993, he served as Vice President, Finance of the Predecessor. From August 1986 to August 1990, Mr. Leunis was Chief Financial Officer of the Predecessor. From 1978 to August 1986, Mr. Leunis held various financial positions at General Signal.

                                    PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS

    The information required by this Item is incorporated by reference from page 44 of the Company's 1996 Annual Report to Stockholders.

ITEM 6.  SELECTED FINANCIAL DATA

    The information required by this Item is incorporated by reference from page 20 of the Company's 1996 Annual Report to Stockholders.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    The information required by this Item is incorporated by reference from pages 21-27 of the Company's 1996 Annual Report to Stockholders.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    The Report of Ernst & Young LLP, Independent Auditors, and consolidated financial statements required by this Item are incorporated by reference from pages 28-43 of the Company's 1996 Annual Report to Stockholders.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    Not applicable.

                                    PART III

    Certain information required by Part III is omitted from this Report in that the Registrant will file a definitive proxy statement within 120 days after the end of its fiscal year pursuant to Regulation 14A for its 1997 Annual Meeting of Stockholders to be held May 15, 1997 and the information included therein is incorporated herein by reference as set forth below.

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    The information concerning the Company's directors required by this Item is incorporated by reference from the Item captioned "Election of Directors" in the Company's Proxy Statement for the 1997 Annual Meeting of Stockholders (the "Proxy Statement"). The information required by this Item relating to the Company's executive officers is included under the caption "Executive Officers of the Registrant" in Part I, Item 4 of this Annual Report on Form 10-K.

ITEM 11.  EXECUTIVE COMPENSATION

    The information required by this Item is incorporated by reference from the Item captioned "Executive Compensation and Related Information" in the Proxy Statement.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The information required by this Item is incorporated by reference from the Items captioned "Election of Directors" and "Ownership of Securities" in the Proxy Statement.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    The information required by this Item is incorporated by reference from the Item captioned "Certain Transactions" in the Proxy Statement.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

        (a) The following documents are filed as part of this Report on Form
    10-K:

            (1) Financial Statements
       The following consolidated financial statements of Ultratech Stepper, Inc. are set forth in the Company's 1996 Annual Report to Stockholders and incorporated by reference in Item 8.

                                                                                                     ANNUAL REPORT
                                                                                                      PAGE NUMBER
                                                                                                     -------------
Consolidated Balance Sheets--December 31, 1996 and 1995.                                                  28

Consolidated Statements of Income--Years ended December 31, 1996, 1995, and 1994.                         29

Consolidated Statements of Cash Flows--Years Ended December 31, 1996, 1995 and 1994.                      30

Notes to Consolidated Financial Statements.                                                              31-42

Report of Ernst & Young LLP, Independent Auditors.                                                        43

            (2) Financial Statement Schedules

        The following consolidated financial statement schedule is included herein:

                                                                                                      PAGE NUMBER
                                                                                                     -------------
Schedule II Valuation and Qualifying Accounts.                                                            S-1

            Schedules other than those listed above have been omitted since they are either not required, are not applicable, or the required information is shown in the financial statements or related notes.

            (3) Exhibits
       The following exhibits are referenced or included in this report:

  EXHIBIT                                                 DESCRIPTION
------------  ----------------------------------------------------------------------------------------------------
   2.1(1)     Asset Purchase Agreement, dated March 8, 1993, among Registrant, General Signal Corporation and
                General Signal Technology Corporation.

   3.1(1)     Amended and Restated Certificate of Incorporation of the Registrant, filed October 6, 1993.

   3.2(6)     Bylaws of Registrant, as amended.

   3.3(6)     Certified Certificate of Amendment of the Amended and Restated Certificate of Incorporation of the
                Company dated May 17, 1995.

   4.5(1)     Specimen Common Stock Certificate of Registrant.

   4.6(7)     Shareholder Rights Agreement between Registrant and the First National Bank of Boston dated February
                11, 1997.

  10.1(1)(2)  Distributor Agreement dated June 22, 1993 between the Company and Innotech Corporation.

  EXHIBIT                                                 DESCRIPTION
------------  ----------------------------------------------------------------------------------------------------
  10.2(1)(5)  1993 Stock Option/Stock Issuance Plan and form of Nonstatutory Stock Option Agreement with respect to the automatic option grant program, as amended.

  10.3(6)     1993 Stock Option/Stock Issuance Plan (Amended and Restated March 21, 1996).

  10.4(1)     Form of Indemnification Agreement entered into between the Registrant and each of its officers and directors.

  10.5(1)     Standard Industrial Lease--Single Tenant, Full Net between Montague LLC (lease assigned from The
                Equitable Life Assurance Society of the United States), as Landlord, and Registrant, as Tenant,
                dated August 27, 1993.

  10.6(3)     Executive Incentive Plan.

  10.7(3)     Profit Sharing Plan.

  10.8(4)     Standard Industrial Lease Mutual Tenant, Full Net between Silicon Valley Properties (lease assigned from Orchard Investment Company Number 701), As Landlord, and Registrant, As Tenant dated May 17,
                1994 and as amended, October 18, 1994.

  10.9(4)     Credit Agreement dated November 23, 1994 Between Registrant and Wells Fargo Bank (formerly First
                Interstate Bank of California).

  10.9.1(5)   Amendment to Credit Agreement dated November 23, 1994 between Registrant and Wells Fargo Bank
                (formerly First Interstate Bank of California).

  10.9.2(6)   Second Amendment to Credit Agreement and Promissory Note between Registrant and Wells Fargo Bank
                (formerly First Interstate Bank of California).

  10.9.3      Third Amendment to Credit Agreement and Promissory Note between Registrant and Wells Fargo Bank.

  10.10(4)    Revolving Promissory Note dated November 23, 1994, between Registrant and Wells Fargo Bank (formerly
                First Interstate Bank of California).

  10.11(5)    1995 Employee Stock Purchase Plan.

  10.12       Employment Agreement between Regristrant and Mr. James L. Schram, President and Chief Operating
                Officer.

  11.1        Calculation of Net Income Per Share.

  13          Annual Report to Stockholders for the Year Ended December 31, 1996.

  21.1        Subsidiaries of Registrant.

  23          Consent of Ernst & Young LLP, Independent Auditors.

  24          Power of Attorney (included on signature page).

  27          Financial Data Schedule.

------------------------

(1) Previously filed with the Company's Registration Statement on Form S-1 declared effective with the Securities and Exchange Commission on September 28, 1993. File No. 33-66522.

(2) Confidential Treatment has been granted for the deleted portions of this document.

(3) Previously filed with the Company's 1993 Annual Report on Form 10-K (Commission File No. 0-22248).

(4) Previously filed with the Company's 1994 Annual Report on Form 10-K (Commission File No. 0-22248).

(5) Previously filed with the Company's 1995 Annual Report on Form 10-K (Commission File No. 0-22248).

(6) Previously filed with the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1996 (Commission File No. 0-22248).

(7) Previously filed with the Company's Current Report on Form 8-K, dated February 26, 1997.

        (b) Reports on Form 8-K. No reports on Form 8-K were filed during the fourth quarter of 1996.

        (c) Exhibits. See list of exhibits under (a)(3) above.

        (d) Financial Statement Schedules. See list of schedules under (a)(2) above.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunder duly authorized.

                                ULTRATECH STEPPER, INC.

                                By:          /s/ ARTHUR W. ZAFIROPOULO
                                     -----------------------------------------
                                               Arthur W. Zafiropoulo
                                     CHAIRMAN OF THE BOARD, AND CHIEF EXECUTIVE
                                                      OFFICER

                               POWER OF ATTORNEY

    KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Arthur W. Zafiropoulo and William G. Leunis, III, jointly and severally, his attorneys-in-fact, each with the power of substitution, for him in any and all capacities, to sign any amendments to this Report on Form 10-K and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorney-in-fact, or his substitute or substitutes, may do or cause to be done by virtue hereof.

    Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

          SIGNATURE                       TITLE                    DATE
------------------------------  --------------------------  -------------------

                                Chairman of the Board of
  /s/ ARTHUR W. ZAFIROPOULO       Directors and Chief
------------------------------    Executive Officer           March 27, 1997
    Arthur W. Zafiropoulo         (Principal Executive
                                  Officer)

     /s/ JAMES L. SCHRAM
------------------------------  President and Chief           March 27, 1997
       James L. Schram            Operating Officer

                                Senior Vice President,
                                  Finance, Chief Financial
  /s/ WILLIAM G. LEUNIS, III      Officer, Secretary and
------------------------------    Treasurer (Principal        March 27, 1997
    William G. Leunis, III        Financial and Accounting
                                  Officer)

     /s/ MICHAEL C. CHILD
------------------------------  Director                      March 27, 1997
       Michael C. Child

     /s/ GREGORY HARRISON
------------------------------  Director                      March 27, 1997
       Gregory Harrison

     /s/ KENNETH A. LEVY
------------------------------  Director                      March 27, 1997
       Kenneth A. Levy

   /s/ JOSEPH L. PARKINSON
------------------------------  Director                      March 27, 1997
     Joseph L. Parkinson

                                                                     SCHEDULE II

                            ULTRATECH STEPPER, INC.
                       VALUATION AND QUALIFYING ACCOUNTS
                                 (IN THOUSANDS)

                                                          BALANCE AT    CHARGED TO    CHARGED TO
                                                           BEGINNING     COSTS AND       OTHER                        BALANCE AT
DESCRIPTION                                                OF PERIOD     EXPENSES      ACCOUNTS      DEDUCTIONS(1)   END OF PERIOD
-------------------------------------------------------  -------------  -----------  -------------  ---------------  -------------
Year ended December 31, 1994:
  Allowance for doubtful accounts......................    $     210     $      70     $  --           $     (38)      $     242

Year ended December 31, 1995:
  Allowance for doubtful accounts......................    $     242     $     371     $  --           $  --           $     613

Year ended December 31, 1996:
  Allowance for doubtful accounts......................    $     613     $   1,225     $  --           $    (687)      $   1,151

------------------------

(1) Deductions represent write-offs against reserve account balances.