Form 10-Q
period 1997-03-31
ULTRATECH STEPPER INC
filed 1997-05-14
CIK 909791

                   UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C. 20549

                                      FORM  10-Q

(Mark One)

    [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
         SECURITIES EXCHANGE ACT OF 1934


           FOR THE QUARTERLY PERIOD ENDED         MARCH 31, 1997
                                           ------------------------


    [  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
         EXCHANGE ACT OF 1934

    For the transition period from __________ to __________

             Commission File Number        0-22248
                                       --------------



                            ULTRATECH STEPPER, INC.
----------------------------------------------------------------------------
                 (Exact name of registrant as specified in its charter)


              DELAWARE                                  94-3169580
----------------------------------------------------------------------------
   (State or other jurisdiction of                 (I.R.S. employer
    incorporation or organization)                identification number)

 3050 Zanker Road, San Jose, California                95134
-----------------------------------------------------------------------------
(Address of principal executive offices)              (Zip Code)


Registrant's telephone number, including area code       (408) 321-8835
                                                    -------------------------

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


                    Yes    X         No
                       ---------        ------------

Indicate the number of shares of the issuer's class of common stock, as of the latest practical date:



                   Class                    Outstanding as of May 9, 1997
------------------------------------   ----------------------------------------
  Common Stock, $.001 par value                     20,440,292

                               ULTRATECH STEPPER, INC.

                                        INDEX


                                                                       PAGE NO.
                                                                       --------
PART 1. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

        Condensed Consolidated Balance Sheets as of March 31, 1997
        and December 31, 1996.........................................    3

        Condensed Consolidated Statements of Income for the three
        months ended March 31, 1997 and 1996..........................    4

        Condensed Consolidated Statements of Cash Flows for the
        three months ended March 31, 1997 and 1996....................    5

        Notes to Condensed Consolidated Financial Statements..........    6

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
        FINANCIAL CONDITION AND RESULTS OF OPERATIONS.................    8


PART 2. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS............................................    19

ITEM 2. CHANGES IN SECURITIES........................................    19

ITEM 3. DEFAULTS UPON SENIOR SECURITIES..............................    19

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS..........    19

ITEM 5. OTHER INFORMATION............................................    19

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.............................    19




SIGNATURES...........................................................    20

Part 1. Financial Information

Item 1. Condensed Consolidated Financial Statements


                               ULTRATECH STEPPER, INC.
                        CONDENSED CONSOLIDATED BALANCE SHEETS



                                            MAR. 31,                   DEC. 31,
(IN THOUSANDS)                               1997                        1996*
--------------------------------------------------------------------------------
ASSETS                                   (Unaudited)

Current assets:
    Cash, cash equivalents and
      short-term investments               $ 166,236                   $167,409
    Accounts receivable, net                  41,594                     39,845
    Inventories                               32,580                     35,524
    Current portion of lease receivable,
       prepaid expenses and other
       current assets                          1,826                        848
    Deferred income taxes                      9,703                      8,439
--------------------------------------------------------------------------------
Total current assets                         251,939                    252,065

Equipment and leasehold
  improvements, net                           18,059                     19,242

Restricted investments                         5,099                      5,129

Lease receivable                               4,285                        425

Other assets                                   3,223                      3,911
--------------------------------------------------------------------------------
Total assets                                $282,605                   $280,772
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------


--------------------------------------------------------------------------------
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
     Note payable                                $99                         $0
     Accounts payable                          7,964                      9,400
     Other current liabilities                28,506                     29,981
--------------------------------------------------------------------------------
Total current liabilities:                    36,569                     39,381

Other liabilities                              1,227                      1,444

Stockholders' equity                         244,809                    239,947
--------------------------------------------------------------------------------

Total liabilities and stockholders' equity  $282,605                   $280,772
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

* The Balance Sheet as of December 31, 1996 has been derived from the audited financial statements at that date.


        SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                               ULTRATECH STEPPER, INC.
                     CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                     (UNAUDITED)

-------------------------------------------------------------------------------
                                                         THREE MONTHS ENDED
                                                      -------------------------
                                                       MAR. 31,        MAR. 31
(in thousands, except per share amounts)                 1997           1996
-------------------------------------------------------------------------------
Net sales                                             $38,733         $51,713
Cost of sales                                          17,700          24,059
-------------------------------------------------------------------------------
Gross profit                                           21,033          27,654
OPERATING EXPENSES:
  Research, development, and
    engineering                                         6,220           7,393
  Acquired in-process research
    and development                                     3,619              -
  Selling, general, and
   administrative                                       6,278           8,734
-------------------------------------------------------------------------------
Operating income                                        4,916          11,527

Interest expense                                          (42)            (64)

Other income, net                                       1,696            1,630
-------------------------------------------------------------------------------
Income before income taxes                              6,570           13,093

Income taxes                                            2,037            4,452
-------------------------------------------------------------------------------
Net income                                             $4,533           $8,641
-------------------------------------------------------------------------------
-------------------------------------------------------------------------------
Net income per share                                    $0.21            $0.41
Number of shares used in per
 share computations                                    21,528           21,225
-------------------------------------------------------------------------------
-------------------------------------------------------------------------------


        SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                             ULTRATECH STEPPER, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                      THREE MONTHS ENDED
                                                ----------------------------
(in thousands)                                  MAR. 31, 1997  MAR. 31, 1996
----------------------------------------------------------------------------

CASH FLOWS FROM OPERATING ACTIVITIES:
-------------------------------------
Net income                                          $4,533           $8,641
Charges to income not affecting cash                 4,879              348
Net effect of changes in operating assets
  and liabilities                                   (6,547)          (6,090)
----------------------------------------------------------------------------
Net cash provided by operating activities            2,865            2,899

CASH FLOWS FROM INVESTING ACTIVITIES:
-------------------------------------
Capital expenditures                                  (768)          (2,800)
Net reduction (investment) in
  available-for-sale securities                    (17,060)          (8,348)
Purchase of certain assets of Lepton Inc.           (3,101)              -
Segregation of restricted investments                   (1)             (24)
----------------------------------------------------------------------------
Net cash used in investing activities              (20,930)         (11,172)

CASH FLOWS FROM FINANCING ACTIVITIES:
------------------------------------
Repayment OF long-term debt                              -             (400)
Proceeds from issuance of short-term debt               99            5,000
Repayment of short-term debt                             -           (5,000)
Net proceeds from issuance of common stock             351              179
----------------------------------------------------------------------------
Net cash provided by (used in) financing
  activities                                           450             (221)

Net decrease in cash and cash equivalents          (17,615)          (8,494)


Cash and cash equivalents at beginning
  of period                                         47,771           30,361
----------------------------------------------------------------------------

Cash and cash equivalents at end of period         $30,156          $21,867
----------------------------------------------------------------------------


        SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                 ULTRATECH STEPPER, INC.
                 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                     (UNAUDITED)
                                    MARCH 31, 1997

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

The Company's first fiscal quarter in 1997 and 1996 ended on April 5, 1997 and March 30, 1996, respectively. For convenience of presentation, the Company's financial statements have been shown as ending on March 31, 1997 and March 31, 1996.

Operating results for the three months ended March 31, 1997 are not necessarily indicative of the results that may be expected for the year ending December 31, 1997, or any future period.

(2) INVENTORIES

Inventories consist of the following:

                                Mar. 31, 1997           Dec. 31, 1996
                               --------------          ----------------
(in thousands)                  (Unaudited)

Raw materials.................    $16,182                   $17,625
Work-in-process...............     10,631                    11,971
Finished products.............      5,767                     5,928
                               --------------           ---------------
                                  $32,580                   $35,524
                               --------------           ---------------
                               --------------           ---------------

(3) OTHER CURRENT LIABILITIES

Other current liabilities consist of the following:

                                           Mar. 31, 1997    Dec.31, 1996
                                           ------------       -----------
(in thousands)                             (Unaudited)
Salaries and benefits....................        $5,844            $7,132
Warranty reserves........................         8,763             9,424
Advance billings.........................         1,458               646
Income taxes payable.....................         5,305             5,406
Other....................................         7,136             7,373
                                           ------------       -----------
                                                $28,506           $29,981
                                           ------------       -----------
                                           ------------       -----------

(4) EARNINGS PER SHARE

In February 1997, the Financial Accounting Standards Board issued Statement No. 128, "Earnings per Share", which is required to be adopted on December 31, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements for calculating primary earnings per share, the dilutive effect of stock options will be excluded. The impact is expected to result in an increase in primary earnings per share for the first quarter ended March

31, 1997 and March 31, 1996 of $0.01 and $0.02 per share, respectively. The impact of Statement 128 on the calculation of fully diluted earnings per share for these quarters is not expected to be material.

(5) ACQUISITION OF LEPTON INC.

In February 1997, the Company completed the acquisition of the assets of Lepton Inc., a developer of electron beam lithography systems. As a result of this acquisition, the Company has recognized approximately $3.6 million, or $0.12 per share, net of related income tax benefits, of in-process research and development cost during the first quarter of 1997.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS


OVERVIEW
Ultratech develops, manufactures and markets photolithography equipment (steppers) designed to reduce the cost of manufacturing integrated circuits
(ICs), thin film heads (TFHs) for disk drives and micromachined components. The Company supplies step-and-repeat systems based on one-to-one reflective and refractive optical technology to customers located throughout the United States, Europe, Asia/Pacific and Japan. These products range from low-cost systems for high-volume manufacturing to advanced systems for cost-effective production of leading-edge devices.

The following discussion should be read in conjunction with the Company's 1996 Annual Report on Form 10-K, available upon request.

RESULTS OF OPERATIONS The Company's operating results have fluctuated significantly in the past and will continue to fluctuate significantly in the future depending upon a variety of factors, including cyclicality in the Company's target markets; the mix of products sold; lengthy manufacturing cycles for the Company's products; the timing of new product announcements and releases by the Company or its competitors; market acceptance of new products and enhanced versions of the Company's products; the timing of significant orders; manufacturing inefficiencies associated with the start up of new product introductions; lengthy sales cycles for the Company's systems; customer concentration; ability to volume produce systems and meet customer requirements; patterns of capital spending by customers; product discounts; changes in pricing by the Company, its competitors, customers or suppliers; political and economic instability; natural disasters; regulatory changes; business interruptions related to the Company's occupation of its facilities; and various competitive factors including price-based competition and competition from vendors employing other technologies. The Company's gross profit as a percentage of sales has been and will continue to be significantly affected by a variety of factors, including the percentage of international sales, which typically have lower gross margins than domestic sales principally due to higher field service and support costs; increased competition in the Company's targeted markets; the mix of products sold; nonlinearity of shipments during the quarter; the introduction of new products, which typically have higher manufacturing costs until manufacturing efficiencies are realized and are discounted more than existing products until the products gain market acceptance; the rate of capacity utilization; and the implementation of subcontracting arrangements. As a result of its distribution agreement with Innotech Corporation, its Japanese distributor, gross profit as a percentage of total net sales may be adversely impacted in any particular period by significant system shipments to the Japanese market.

The Company derives a substantial portion of its total net sales from sales of a relatively small number of new systems, which typically range in price from $800,000 to $2.1 million. As a result, the timing of recognition of revenue from a single transaction has had and could continue to have a significant impact on the Company's net sales and operating results. The Company's backlog at the beginning of a period typically does not include all of the sales needed to achieve the Company's objectives for that period. In addition, orders in backlog are subject to cancellation, delay, deferral or rescheduling by a customer with limited or no penalties. Consequently, the Company's net sales and operating results for a period have been and continue to depend upon the Company obtaining orders for systems to be shipped in the same period in which the order is received. The Company's business and financial results for a particular period could be materially adversely affected if an anticipated order for even one system is not received in time to permit shipment during the particular period. Furthermore, a substantial portion of the Company's net sales has historically been realized near the end of each quarter. Accordingly, the failure to receive anticipated orders or delays in shipments near the end of a particular quarter, due, for example, to unanticipated shipment reschedulings, cancellations, delays or deferrals by customers or to unexpected manufacturing difficulties or delays in deliveries by suppliers due to their long production lead times or otherwise, may cause net sales in a particular period to fall significantly below the Company's expectations, which would materially adversely affect the Company's operating results for such period. In particular, the significantly long manufacturing cycles of the Company's linear motor-based steppers, which include the Model 2244i stepper, Model 4700 stepper, Model 6700 stepper, Titan Wafer Stepper-TM- and Saturn Wafer Stepper-TM-, and the long lead time for lenses and other materials, could cause shipments of such products to be delayed from one quarter to the next, which could materially adversely affect the Company's financial condition and results of operations for a particular quarter. Furthermore, announcements by the Company or its competitors of new products and technologies could cause customers to defer or cancel purchases of the Company's existing systems, which would also materially adversely affect the Company's business, financial condition and results of operations.

The impact of these and other factors on the Company's sales and operating results in any future period cannot be forecast with certainty. The Company's business has in prior years been subject to seasonality, although the Company believes such seasonality has been masked in recent years by cyclical trends within the semiconductor industry. In addition, the need for continued expenditures for research and development, capital equipment purchases and ongoing training and customer service and support worldwide, among other factors, will make it difficult for the Company to reduce its significant operating expenses in a particular period if the Company's net sales goals for the period are not met. Additionally, the Company has recently experienced manufacturing inefficiencies associated with shifts in product demand and underutilization of manufacturing capacity and the Company presently anticipates that these trends will continue for at least the next several quarters.

Certain of the statements contained in this discussion are forward-looking statements that involve a number of risks and uncertainties. In addition to the factors discussed herein, among other factors that could cause actual results to differ materially include the following: cyclicality of the IC and magnetic recording head industries; importance of the Company's mix-and-match strategy; expansion of the Company's operations; management of growth; customer concentration; lengthy sales cycle; highly competitive industry; rapid technological change; importance of timely product introduction; dependence on key personnel; international sales; dependence on local distributor in the Japanese market; sole or limited sources of supply; intellectual property matters; environmental regulations; effects of certain antitakeover provisions; volatility of stock price; and the other risk factors detailed below and listed from time to time in the Company's other SEC reports, including but not limited to the Company's 1996 Annual Report on Form 10-K.

Due to these and additional factors, historical results and percentage relationships discussed below will not necessarily be indicative of the results of operations for any future period.

NET SALES
Net sales consist of revenue from system sales, spare parts sales, and service. Net sales for the quarter ended March 31, 1997 were $38.7 million, a decrease of 25% as compared with net sales of $51.7 million for the comparable period in 1996. This decrease, relative to the comparable period in 1996, was primarily attributed to significantly lower unit sales of the Company's Model 1500 Series steppers, which address the markets for scanner replacement and high volume/low cost semiconductor fabrication; lower unit sales of the Company's Model 2244i stepper, which addresses the market for mix-and-match in advanced semiconductor fabrication; and lower unit sales of the Company's Titan Wafer Stepper, which addresses the market for photosensitive polyimide applications as well as the markets for scanner replacement and high volume/low cost semiconductor fabrication. These factors were partially offset by higher unit sales of the Company's Model 1700 Series steppers with machine vision system, which address the market for back-end processing of thin film heads. Overall, the Company's system shipments for the quarter decreased 34%, relative to the comparable period in 1996, while the weighted average selling price of all systems sold was essentially unchanged. Net sales from spare parts and service in the first quarter of 1997 decreased 7% over the comparable period in 1996.

The Company's net sales for the quarter ended March 31, 1997 were adversely impacted by a shift in product mix away from the Company's more mature product lines to the Company's more advanced systems. This shift created capacity limitations due to the lengthy manufacturing cycle times of the Company's more advanced systems. The change in product mix resulted in several systems the Company planned to ship during the quarter being completed and shipped subsequent to the end of the quarter. The Company presently anticipates that these capacity constraints may further impact the Company's performance during its second fiscal quarter ending June 30, 1997.

The Company believes that its sales have been and continue to be adversely impacted by reduced capital spending levels within the semiconductor industry. The Company continues to experience shipment delays and purchase order restructurings by several of its customers and has also experienced some purchase order cancellations. The Company presently anticipates that this trend will continue for some time. Accordingly, the Company can give no assurance that it will be able to achieve or maintain its current or prior level of sales. Based on current market conditions, the Company presently expects that future quarterly comparisons, through at least the third quarter of 1997, will indicate a period-over-comparable period decline in the Company's net sales. Additionally, the Company believes that the current strength of the U.S. dollar, particularly in relation to the Japanese yen, may place the Company at a competitive disadvantage.

International net sales for the quarter ended March 31, 1997 were $16.8 million, as compared with $26.8 million for the comparable period in 1996. International net sales represented 43% of total net sales for the quarter ended March 31, 1997, as compared with 52% for the comparable period in 1996. This year-over-year decline, both in absolute dollars and as a percentage of total sales, was primarily attributed to decreased system sales to the Japanese and Korean markets, partially offset by higher system sales to Southeast Asia. The Company's operations in foreign countries are not currently subject to significant exchange rate fluctuations, principally because sales contracts for the Company's systems are generally denominated in U.S. dollars. However, international sales expose the Company to a number of additional risk factors, including fluctuations in the value of local currencies relative to the U.S. dollar, which, in turn, impact the relative cost of ownership of the Company's products. See "Additional Risk Factors:
International Sales; Japanese Market; Dependence on Local Distributor."

Because the Company's net sales are subject to a number of risks, including intense competition in the capital equipment industry and the timing and market acceptance of the Company's products, there can be no assurance that the Company will exceed or maintain its current level of net sales for any period in the future. Additionally, the Company believes that the market acceptance and volume production of the Titan Wafer Stepper and Saturn Wafer Stepper are of critical importance to the successful implementation of its mix-and-match strategy and its future financial results. To the extent that the Company's mix-and-match products do not achieve significant sales due to difficulties involving manufacturing or engineering, an inability to reduce the long manufacturing cycles, direct competition from mix-and-match systems manufactured by the Company's competitors, or any other reason, the Company's business, financial condition and results of operations would be materially adversely affected.

GROSS PROFIT
Gross margin for the quarter ended March 31, 1997 was 54.3%, as compared with 53.5% for the comparable period in 1996. The improvement in gross margin can be primarily attributed to lower inventory reserve requirements, increased after-sales support efficiencies resulting from improved product performance and a larger installed base of the Company's systems, and fewer system shipments to the Japanese market. As a result of its distribution agreement with Innotech Corporation, the Company's Japanese distributor, gross profit as a percentage of total net sales may be negatively impacted in any particular period by significant system shipments to the Japanese market. These positive factors were partially offset by the negative impact on "standard" gross margin from the shift during the quarter away from the Company's more mature product lines toward the Company's more advanced systems; and by the impact of manufacturing inefficiencies caused by changes in the Company's shipment schedule, underutilization of manufacturing capacity for the Company's more mature product lines and a high degree of nonlinearity of shipments during the quarter.

The Company believes that increased competition from Canon Inc. and Nikon Inc., among others, together with generally weak conditions in the markets the Company serves, will make it difficult for the Company to maintain recent gross margin percentages. Additionally, the Company may shortly commence production of several new products that are outside of the Company's core technologies (See "Additional Risk Factors: Expansion of Operations; Management of Growth"). Commencement of production of these new products may result in the purchase of significant levels of inventory to support manufacturing requirements, hiring of additional production and manufacturing support personnel, purchase of significant levels of plant and equipment and the incurrence of other related manufacturing overhead costs. The purchase of additional inventories would result in a significantly higher risk of obsolescence, which would require additional inventory reserves. Additionally, new products generally have lower gross margins until production and after-sales efficiencies can be achieved. Should these new products fail to develop or generate significant market demand, the Company's business, financial condition and results of operations would be materially adversely impacted.

RESEARCH, DEVELOPMENT, AND ENGINEERING
The Company's research, development, and engineering expenses, net of third party funding, were $6.2 million for the quarter ended March 31, 1997, a decrease of 16% as compared with $7.4 million for the comparable period in 1996. The current quarter decrease, as compared to the comparable period in 1996, was primarily attributed to decreased spending for the development, enhancement, manufacturing support and sales demonstration support of the Company's Model 2244i stepper, Model 4700 stepper, Titan Wafer Stepper and Saturn Wafer Stepper; partially offset by increased spending for the Company's development of its electron beam lithography and gas immersion laser doping technologies and systems. During the quarter ended December 31, 1996, the Company reduced its workforce by approximately 7%. This factor contributed to the lower spending during the first quarter. The Company intends to continue to invest significant resources in the development of new products and enhancements of existing semiconductor and thin film head lithography systems. Due to these and other factors, the Company expects the absolute dollar amount of research, development and engineering expenses for the remaining quarters of 1997 to increase substantially, relative to the current quarter.

ACQUIRED IN-PROCESS RESEARCH AND DEVELOPMENT
During the quarter, the Company completed the acquisition of the assets of Lepton Inc., a developer of electron beam lithography systems. As a result of this acquisition, the Company recognized a one-time pre-tax charge for acquired in-process research and development expense of $3.6 million, or $0.12 per share, net of related income tax benefits.

SELLING, GENERAL, AND ADMINISTRATIVE
The Company's selling, general, and administrative expenses were $6.3 million for the quarter ended March 31, 1997, a decrease of 28% as compared with $8.7 million for the comparable period in 1996. As a percentage of net sales, selling, general, and administrative expenses declined to 16.2% for the quarter ended March 31, 1997, as compared with 16.9% for the comparable period in 1996. The significant dollar decrease in the current quarter, relative to the comparable period in 1996, reflects in large part the Company's decrease in sales, service and support expenses typically associated with a decrease in sales; cost containment measures implemented during 1996; lower required provisions for the Company's profit sharing and executive incentive plans and lower commission expense resulting from higher direct sales relative to total net sales for the period. The Company expects the absolute dollar amount of these expenses for the remainder of 1997 to increase relative to the current quarter. This increase is anticipated, in part, to sales, service and support expenses associated with the anticipated future introduction of the Company's electron beam lithography and gas immersion laser doping systems.

OTHER INCOME, NET
Other income, net, which consists primarily of interest income, was $1.7 million for the quarter ended March 31, 1997, as compared with $1.6 million for the comparable period in 1996. The improvement in the current quarter, relative to the comparable period in 1996, was attributed to income generated from increased investments in cash equivalents and short-term investments.

INCOME TAXES
Income taxes represented 31% of income before income taxes for the quarter ended March 31, 1997, as compared with 34% for the comparable period in 1996. This decrease in the tax rate for 1997, relative to 1996, is primarily a result of anticipated tax benefits associated with the Company's research and development efforts together with higher tax exempt income, relative to total income before income taxes. However, this rate may be impacted further by tax legislation and other factors. The Company's effective tax rate differs from the U.S. statutory rate as a result of state income taxes and benefits associated with the Company's foreign sales corporation, tax-exempt income and credits for research and development, net of other individually immaterial benefits.

LIQUIDITY AND CAPITAL RESOURCES

Cash flows provided by operating activities were $2.9 million for the three month period ended March 31, 1997, as compared with $2.9 million for the comparable period last year. Positive cash flows from operating activities during the first three months of 1997 were attributed to net income of $4.5 million and non-cash charges to income of $4.9 million, which include a $3.6 million pre-tax charge for the write-off of in-process research and development associated with the Company's purchase of the assets of Lepton Inc., partially offset by a negative net effect from changes in operating assets and liabilities of $6.5 million. The negative net effect from changes in operating assets and liabilities was primarily due to an increase in accounts receivable, the current and long-term portions of lease receivable and a decrease in accounts payable and other current liabilities, partially offset by a $2.9 million decrease in inventory. The significant dollar increase in accounts receivable was primarily the result of significant customer shipments occurring during the final month of the quarter and longer customer payment terms. The Company anticipates this trend of nonlinearity of shipments and extended customer payment cycles to continue for at least the next several quarters. Such trends, should they continue, would expose the Company to numerous risks, which could materially adversely affect the Company's business, financial condition and results of operations.

The Company believes that because of the relatively long manufacturing cycle of certain of its systems, particularly newer products, and its plan to increase demonstration units, the Company's investment in inventories will continue to represent a significant portion of working capital. Additionally, the Company may incur significant additional levels of inventory as a result of the anticipated introduction of its electron beam lithography and gas immersion laser doping systems. As a result of such investment in inventories, the Company may be subject to an increased risk of inventory obsolescence and other factors, which could materially adversely affect the Company's operating results.

At March 31, 1997, the Company had working capital of $215.4 million. The Company's principal sources of liquidity at March 31, 1997 consisted of $166.2 million in cash, cash equivalents and short-term investments and $29 million in various unsecured lines of credit. As of March 31, 1997, $0.1 million was outstanding under such facilities.

For the period, cash provided by financing activities was $0.5 million, principally as a result of the issuance of common stock pursuant to the exercise of employee stock options.

During the quarter, the Company used $20.9 million of cash in its investing activities, including $17.1 million for the net investment of cash in short-term investments, $3.1 million for the purchase of the assets of Lepton Inc. and $.8 million for capital expenditures. The Company intends to continue to make significant capital expenditures throughout the remainder of 1997 related to the expansion of its manufacturing facilities, the manufacture of its steppers for sales demonstration and engineering development purposes and additional capital expenditures related to research, development and engineering, sales and service and management information systems. As a result of these capital expenditures, the Company's depreciation and amortization costs are anticipated to increase significantly and may negatively impact the Company's results of operations in the event of a further downturn in the Company's business cycles.

The development and manufacture of new lithography systems and enhancements are highly capital intensive. In order to remain competitive, the Company must continue to make significant expenditures for capital equipment, sales, service, training and support capabilities, investments in systems, procedures and controls, expansion of operations and research and development, among many items. The Company expects that cash flow from operations, its cash, cash equivalents and short-term investments and funds available under its lines of credit will be sufficient to meet the Company's cash requirements for the next twelve months. Beyond the next twelve months, the Company may require additional equity or debt financing to address its working capital or capital equipment needs. Additionally, the Company may in the future pursue acquisitions of complementary product lines, technologies, or businesses such as the acquisition of the assets of Lepton. Future acquisitions by the Company may result in potentially dilutive issuances of equity securities, the incurrence of debt and contingent liabilities and amortization expenses related to goodwill and other intangible assets, which could materially adversely affect any Company profitability. In addition, acquisitions involve numerous risks, including difficulties in the assimilation of the operations, technologies and products of the acquired companies; the diversion of management's attention from other business concerns; risks of entering markets in which the Company has no or limited direct prior experience; and the potential loss of key employees of the acquired company. In the event that such an acquisition does occur, there can be no assurance as to the effect thereof on the Company's business or operating results. Additionally, in 1996, the Company formed a wholly-owned subsidiary for the purpose of financing customer purchases. If successful, this strategy may result in the further formation of significant long-term receivable and would require the use of substantial amounts of working capital. To the extent that the Company's financial resources are insufficient to fund the Company's activities, additional funds will be required. There can be no assurance that additional financing will be available on reasonable terms or at all.

ADDITIONAL RISK FACTORS

CYCLICALITY OF SEMICONDUCTOR AND MAGNETIC RECORDING HEAD INDUSTRIES   The
Company's business depends in significant part upon capital expenditures by manufacturers of semiconductors and thin film head magnetic recording devices, which in turn depend upon the current and anticipated market demand for such devices and products utilizing such devices. The semiconductor industry is highly cyclical and historically has experienced recurring periods of oversupply, as evidenced by the current downturn in the semiconductor capital equipment industry. This has, from time to time, resulted in significantly reduced demand for capital equipment including the systems manufactured and marketed by the Company. The Company believes that markets for new generations of semiconductors will also be subject to similar fluctuations. In recent years, the semiconductor industry has experienced significant growth which, in turn, has caused significant growth in the capital equipment industry. However, the semiconductor industry has more recently experienced a cyclical downturn, and this has resulted in a significant reduction in capital spending. The Company has recently experienced cancellation of purchase orders, shipment delays and purchase order restructurings by several of its semiconductor customers and anticipates that this trend will continue for some time. Accordingly, the Company can give no assurance that it will be able to achieve or maintain its current level of sales. Additionally, based on present market conditions, the Company presently expects that future quarterly comparisons, through at least the third quarter of 1997, will indicate a period-over-comparable period decline in the Company's net sales.

During 1996 and 1995, approximately 40% and 30%, respectively, of the Company's net sales were derived from sales to thin film head manufacturers and related applications. During the three month period ended March 31, 1997, sales to thin film head manufacturers and related applications represented approximately 45% of the Company's net sales, as compared with 30% during the comparable period a year ago. Although the thin film head segment of the magnetic recording head industry has recently experienced significant growth, the Company expects that the thin film head market segment may not sustain such a growth rate in the future. Accordingly, sales of its steppers to thin film head manufacturers may decrease in the future. Additionally, the Company is experiencing increased competition in this market from Canon and Nikon. The Company's business and operating results would be materially adversely affected by downturns or slowdowns in the thin film head market or by loss of market share.

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

To facilitate its mix-and-match strategy, the Company has developed and is continuing to develop a family of products. The Company shipped its first Model 2244i stepper during 1993, and commenced volume production in 1994. In 1995, the Company commenced shipment and volume production of the Titan Wafer Stepper and commenced shipment of the Saturn Wafer Stepper. As is typical with newly introduced systems in the capital equipment industry, the Company has experienced and may continue to experience technical or other difficulties with its mix-and-match family of products. The Company believes that the market acceptance and process verification combined with volume production of the mix-and-match family of products is of critical importance to the successful implementation of its mix-and-match strategy and its future financial results. Recently, this market segment of the Company's business has experienced a pronounced downturn due, in part, to the recent cyclical downturn in the semiconductor industry. To the extent that the mix-and-match family of products does not achieve or maintain significant sales due to a cyclical downturn in the semiconductor industry; technical, manufacturing or other difficulties associated with these products; lack of customer acceptance; an inability to reduce the significantly long manufacturing cycle of these products; an inability to increase capacity for the production of the mix-and-match family of products; direct competition from other widefield mix-and-match systems from Nikon and Canon, among others; or any other reason, the Company's business, financial condition and results of operations would be materially adversely affected. In addition, the increase in mix-and-match stepper production has resulted and will continue to result in higher inventory levels and operating expenses. Failure to achieve or maintain significant sales of these steppers could lead, among other things, to an increase in inventory obsolescence and an increase in expenses without corresponding sales, either of which could materially adversely affect the Company's business, financial condition and results of operations.

EXPANSION OF OPERATIONS; MANAGEMENT OF GROWTH    Currently, the Company is
devoting significant resources to the development of new products and technologies that are outside of the Company's core businesses (see "Research, Development and Engineering"). The Company anticipates that its expenditures for research, development and engineering will increase significantly in 1997, relative to the comparable periods in 1996, principally as a result of the continued development of these new product lines. During 1997, the Company will conduct evaluations of these products and may decide to invest significant additional resources in plant and equipment, inventory, personnel and other costs, to begin production of these products and to provide the marketing, administration and after-sales support required to support these new products. Accordingly, there can be no assurance that gross profit margins and inventory levels will not be adversely impacted in the future by start-up costs associated with the initial production of these new product lines. These start-up costs include, but are not limited to, additional manufacturing overhead, additional inventory reserve requirements and the creation of after-sales support organizations. Additionally, there can be no assurance that operating expenses will not increase, relative to sales, as a result of adding additional marketing and administrative personnel, among other costs, to support the Company's additional products. If the Company is unable to achieve significantly increased net sales or its sales fall below expectations, the

Company's operating results will be materially adversely affected until, among other factors, inventory levels and expenses can be reduced.

There can be no assurance that net sales will increase or remain at recent levels or that the Company's systems, procedures and controls will be adequate to support the Company's operations. The Company's financial results depend in significant part on its ability to continue to implement, improve and expand its systems, procedures and controls. Any failure to implement, improve and expand such systems, procedures and controls in an efficient manner could have a material adverse effect on the Company's business, financial condition and results of operations.

CUSTOMER CONCENTRATION; LENGTHY SALES CYCLE

Historically, Ultratech has sold a substantial number of its systems to a limited number of customers. In 1996, sales to two customers accounted for 17% and 12% of the Company's net sales. In 1995, sales to one customer accounted for approximately 12% of the Company's net sales. The Company expects that sales to relatively few customers will continue to account for a high percentage of its net sales in the foreseeable future and believes that the Company's financial results depend in significant part upon the success of these major customers, and the Company's ability to meet their future capital equipment needs. Although the composition of the group comprising the Company's largest customers may vary from period to period, the loss of a significant customer or any reduction in orders by any significant customer, including reductions due to market, economic or competitive conditions in the semiconductor or magnetic recording head industries or in the industries that manufacture products utilizing integrated circuits or thin film heads, may have a material adverse effect on the Company's business, financial condition and results of operations. The Company's ability to maintain or increase its sales in the future will depend in part upon its ability to obtain orders from new customers as well as the financial condition and success of its customers and the general economy, of which there can be no assurance.

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

HIGHLY COMPETITIVE INDUSTRY

The capital equipment industry in which the Company competes is intensely competitive. A substantial investment is required to install and integrate capital equipment into a semiconductor or thin film head production line. The Company believes that once a device manufacturer has selected a particular vendor's capital equipment, the manufacturer generally relies upon that equipment for the specific production line application and, to the extent possible, subsequent generations of similar products. Accordingly, it is difficult to achieve significant sales to a particular customer once another vendor's capital equipment has been selected. The Company experiences intense competition worldwide from a number of leading foreign and domestic manufacturers, such as Nikon, Canon, ASM Lithography, Ltd. and Silicon Valley Group, Inc., all of which have substantially greater financial, marketing, technical and other resources than the Company. Nikon supplies a 1X stepper for use in the manufacture of liquid crystal displays and both Canon and Nikon offer reduction steppers for thin film head fabrication. In addition, Nikon and Canon are shipping their own widefield mix-and-match lithography systems (See:
"Importance of Mix-and-Match Strategy"). The Company believes that the high cost of developing new lithography tools has caused its competitors to collaborate with customers and other parties in various areas such as research and development, manufacturing and marketing. Many companies in the semiconductor capital equipment market, including photolithography equipment companies such as GCA, formerly a reduction stepper division of General Signal Corporation, whose assets were purchased by Integrated Solutions, Inc. ("ISI"), had experienced significant declines or had withdrawn from this market. ISI now supplies the former GCA products and enhancements to the semiconductor industry. Although the systems offered by the Company do not address the technical requirements of semiconductor manufacturers in the most advanced applications, the Company believes that it currently competes favorably with its competitors in the markets it addresses based on the cost of ownership advantages offered by its 1X steppers. However, Ultratech expects its competitors to continue to improve the performance of their current products. In addition, these competitors have stated that they will introduce new products with improved price and performance characteristics that will compete directly with the Company's products. This could cause a decline in sales or loss of market acceptance of the Company's steppers, and thereby materially adversely affect the Company's business, financial condition and results of operations. There can be no assurance that enhancements to, or future generations of, competitive products will not be developed that offer superior cost of ownership and technical performance features. The Company believes that to be competitive, it will require significant financial resources in order to continue to invest in new product development, features and enhancements, to introduce next generation stepper systems on a timely basis, and to maintain customer service and support centers worldwide. In marketing its products, the Company will also face competition from vendors employing other technologies, such as excimer lasers and phase-shift mask technology, which may extend the capabilities of competitive products beyond their current limits or increase their productivity. In addition, increased competitive pressure could lead to intensified price-based competition, resulting in lower prices and margins, which would materially adversely affect the Company's business, financial condition and operating results. There can be no assurance that the Company will be able to compete successfully in the future.

Japanese IC manufacturers have a dominant share of the worldwide market for certain types of integrated circuits for which the Company's systems are used. In addition, the Japanese stepper manufacturers are well-established in the Japanese stepper market, and it is extremely difficult for non-Japanese lithography equipment companies to penetrate the Japanese stepper market. To date, the Company has not established itself as a major competitor in the Japanese IC equipment market and there can be no assurance that the Company will be able to achieve significant sales to Japanese IC manufacturers in the future. See "International sales; Japanese market; Dependence on Local Distributor."

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

Recently, the Company has experienced an increased level of employee turnover. The Company believes that this increase is due to several factors, including: the recent semiconductor industry slowdown, which resulted in a planned reduction in the Company's workforce during the fourth fiscal quarter of 1996, and which has further resulted in an increased level of uncertainty within the workforce; an expanding economy within the geographic area that the Company maintains its principal business offices, making it more difficult for the Company to retain its employees; and the declining value of stock options granted to employees, relative to their total compensation, as a result of the full vesting of options granted prior to the Company's initial public offering and significant numbers of options granted at prices well in excess of the current market value of the Company's stock. Due to these and other factors, the Company may continue to experience high levels of employee turnover, which could adversely impact the Company's business, financial condition and results of operations. The Company is presently addressing these issues and will pursue solutions designed to retain its employees and to provide performance incentives.

INTERNATIONAL SALES; JAPANESE MARKET; DEPENDENCE ON LOCAL DISTRIBUTOR International sales accounted for approximately 53% and 55% of total net sales in 1996 and 1995, respectively. For the first three months of 1997, international sales accounted for 43% of total net sales, as compared with 52% during the comparable period a year ago. The Company anticipates that international sales, which typically have lower gross margins than domestic sales, principally due to higher field service and support costs, will continue to account for a majority of total net sales. As a result, a significant portion of the Company's sales will be subject to certain risks, including unexpected changes in regulatory requirements, difficulty in satisfying existing regulatory requirements, exchange rates, tariffs and other barriers, political and economic instability, difficulties in accounts receivable collections, natural disasters, difficulties in staffing and managing foreign subsidiary and branch operations and potentially adverse tax consequences. The Company is also subject to the risks associated with the imposition of legislation and regulations relating to the import or export of semiconductors and magnetic recording head products. The Company cannot predict whether quotas, duties, taxes or other charges or restrictions will be implemented by the United States, Japan or any other country upon the importation or exportation of the Company's products in the future. There can be no assurance that any of these factors or the adoption of restrictive policies will not have a material adverse effect on the Company's business, financial condition and results of operations.

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

ITEM 1.   LEGAL PROCEEDINGS.                                          None.

ITEM 2.   CHANGES IN SECURITIES.                                      None.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES.                            None.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.        None.


ITEM 5.   OTHER INFORMATION.


          Effective May 5, 1997, Mr. James L. Schram resigned from his position as President, Chief
          Operating Officer and member of the Board of Directors of the Company. Mr. Schram will remain with the Company in a consulting role until November 5, 1997.

ITEM  6.  EXHIBITS AND REPORTS ON FORM 8-K


          (a) EXHIBITS

              Exhibit  11.1     Statement of Computation of Net Income
                                Per Share.

              Exhibit  27       Financial Data Schedule

          (b) REPORTS ON FORM 8-K

         Current report on Form 8-K filed February 26, 1997.

         On February 26, 1997, the Company filed a Current Report on Form 8-K disclosing the Company's adoption of a Shareholder Rights Plan. Except as set forth above, no other Report on Form 8-K were filed by the Company during the quarter ended March 31, 1997.

                                      SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                             ULTRATECH STEPPER, INC.
-------------------------------------------------------------------------------
                                  (Registrant)




Date:      May 12, 1997                   By:   /s/ William G. Leunis, III
--------------------------------              --------------------------------
                                               William G. Leunis, III
                                               Senior Vice President Finance
                                               and Chief Financial Officer
                                               (Duly Authorized Officer
                                               and Principal Financial and
                                               Accounting Officer)