Form 10-Q
period 1997-06-30
ULTRATECH STEPPER INC
filed 1997-08-08
CIK 909791

                        UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                                   Washington, D.C. 20549

                                       FORM  10-Q

(Mark One)
[X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
        SECURITIES EXCHANGE ACT OF 1934

        FOR THE QUARTERLY PERIOD ENDED                JUNE 30, 1997
                                                  ----------------------


[  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
      SECURITIES EXCHANGE ACT OF 1934

      For the transition period from __________________ to __________________

          Commission File Number          0-22248
                                   -----------------------

                                  ULTRATECH STEPPER, INC.
-------------------------------------------------------------------------------
                (Exact name of registrant as specified in its charter)

             DELAWARE                                 94-3169580
-------------------------------------------------------------------------------
    (State or other jurisdiction                  (I.R.S. employer
  of incorporation or organization)             identification number)

3050 Zanker Road, San Jose, California                   95134
-------------------------------------------------------------------------------
(Address of principal executive offices)               (Zip Code)

Registrant's telephone number, including area code       (408) 321-8835
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

                                 Yes      X          No
                                     -----------         -----------

Indicate the number of shares of the issuer's class of common stock, as of the latest practical date:


            Class                          Outstanding as of August  4, 1997
---------------------------------          ---------------------------------
 Common Stock, $.001 par value                       20,613,412

                            ULTRATECH STEPPER, INC.

                                     INDEX

                                                                       Page No.
                                                                       --------
PART 1.  FINANCIAL INFORMATION

ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

         Condensed Consolidated Balance Sheets as of June 30, 1997
         and December 31, 1996................................................3

         Condensed Consolidated Statements of Income for the three months ended June 30, 1997 and 1996 and six months ended June 30, 1997 and 1996.............................................................4

         Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 1997 and 1996.........................................5

         Notes to Condensed Consolidated Financial Statements.................6

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS........................8


PART 2.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS...................................................19

ITEM 2.  CHANGES IN SECURITIES...............................................19

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.....................................19

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.................19

ITEM 5.  OTHER INFORMATION...................................................19

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K....................................19


SIGNATURES...................................................................20

PART 1.   FINANCIAL INFORMATION

Item 1.   Condensed Consolidated Financial Statements

                             ULTRATECH STEPPER, INC.
                       CONDENSED CONSOLIDATED BALANCE SHEETS


                                                       JUNE 30,       DEC. 31,
(In thousands)                                           1997          1996*
------------------------------------------------------------------------------
ASSETS                                               (Unaudited)
Current assets:
   Cash, cash equivalents and
     short-term investments                            $170,132      $167,409
   Accounts receivable, net                              40,847        39,845
   Inventories                                           30,757        35,524
   Current portion of lease receivable, prepaid
     expenses and other current assets                    3,692           848
   Deferred income taxes                                  9,746         8,439
------------------------------------------------------------------------------
Total current assets                                    255,174       252,065

Equipment and leasehold
   improvements, net                                     18,582        19,242

Restricted investments                                    5,279         5,129

Lease receivable                                          7,568           425

Other assets                                              3,565         3,911
------------------------------------------------------------------------------

Total assets                                           $290,168      $280,772
------------------------------------------------------------------------------
------------------------------------------------------------------------------


------------------------------------------------------------------------------
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable                                      $8,205        $9,400
   Other current liabilities                             29,337        29,981
------------------------------------------------------------------------------
Total current liabilities                                37,542        39,381

Other liabilities                                         1,119         1,444

Stockholders' equity                                    251,507       239,947
------------------------------------------------------------------------------

Total liabilities and stockholders' equity             $290,168      $280,772
------------------------------------------------------------------------------
------------------------------------------------------------------------------

* The Balance Sheet as of December 31, 1996 has been derived from the audited financial statements at that date.



    SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                             ULTRATECH STEPPER, INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)

-------------------------------------------------------------------------------------------
                                              Three Months Ended        Six Months Ended
                                             ---------------------    --------------------
                                              JUNE 30     June 30      JUNE 30     June 30
(In thousands, except per share amounts)       1997        1996         1997        1996
-------------------------------------------------------------------------------------------
Net sales                                    $38,054     $51,793      $76,787     $103,506
Cost of sales                                 18,075      23,691       35,775       47,750
-------------------------------------------------------------------------------------------
Gross profit                                  19,979      28,102       41,012       55,756

Operating expenses:
------------------
  Research, development, and
    engineering                                6,793       7,307       13,013       14,700
  Acquired in-process research
    and development                                -           -        3,619            -
  Selling, general, and
    administrative                             6,643       8,264       12,921       16,998
-------------------------------------------------------------------------------------------
Operating income                               6,543      12,531       11,459       24,058

Interest expense                                 (43)        (67)         (85)        (131)

Other income, net                              1,799       1,590        3,495        3,220
-------------------------------------------------------------------------------------------
Income before income taxes                     8,299      14,054       14,869       27,147

Income taxes                                   2,572       4,778        4,609        9,230
-------------------------------------------------------------------------------------------
Net income                                    $5,727      $9,276      $10,260      $17,917
-------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------
Net income per share                           $0.27       $0.44        $0.48        $0.84

Number of shares used in
  per share computations                      21,442      21,279       21,512       21,253
-------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------


     SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                             ULTRATECH STEPPER, INC.
                  CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                      Six Months Ended
                                                 -----------------------------
(In thousands)                                   JUNE 30, 1997   June 30, 1996
------------------------------------------------------------------------------
Cash flows from operating activities:
-------------------------------------
Net income                                          $10,260         $17,917
Charges to income not affecting cash                  6,625           1,430
Net effect of changes in operating assets
  and liabilities                                    (8,191)        (21,723)
------------------------------------------------------------------------------
Net cash provided by (used in) operating
  activities                                          8,694          (2,376)

Cash flows from investing activities:
-------------------------------------
Capital expenditures                                 (3,108)         (5,841)
Net investment in available-for-sale securities      (2,327)          5,832
Purchases of certain assets of Lepton Inc.           (3,101)              -
Segregation of restricted investments                  (151)            (75)
------------------------------------------------------------------------------
Net cash used in investing activities                (8,687)            (84)

Cash flows from financing activities:
-------------------------------------
Repayment of long-term debt                               -            (400)
Proceeds from issuance of short-term debt                99           7,500
Repayment of short-term debt                            (99)         (7,500)
Net proceeds from issuance of common stock              516             684
------------------------------------------------------------------------------
Net cash provided by financing activities               516             284

Net increase (decrease) in cash and cash
  equivalents                                           523          (2,176)
Cash and cash equivalents at beginning
  of period                                          47,771          30,361
------------------------------------------------------------------------------

Cash and cash equivalents at end of period          $48,294         $28,185
------------------------------------------------------------------------------
------------------------------------------------------------------------------

     SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                            ULTRATECH STEPPER, INC.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)
                                 JUNE 30, 1997

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

USE OF ESTIMATES - The preparation of the accompanying unaudited condensed consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

The Company's second fiscal quarter in 1997 and 1996 ended on July 5, 1997 and June 29, 1996, respectively. For convenience of presentation, the Company's financial statements have been shown as ending on June 30, 1997 and June 30, 1996.

Operating results for the three month and six month periods ended June 30, 1997 are not necessarily indicative of the results that may be expected for the year ending December 31, 1997, or any future period.

(2) INVENTORIES

Inventories consist of the following:

                                             June 30, 1997     Dec. 31, 1996
                                             -------------     -------------
(In thousands)                                (Unaudited)
Raw materials..............................       $16,811           $17,625
Work-in-process............................         7,755            11,971
Finished products..........................         6,191             5,928
                                             ------------      ------------
                                                  $30,757           $35,524
                                             ------------      ------------
                                             ------------      ------------

(3) OTHER CURRENT LIABILITIES

Other current liabilities consist of the following:


                                             June 30, 1997     Dec. 31, 1996
                                             -------------     -------------
(In thousands)                                (Unaudited)
Salaries and benefits......................        $6,126            $7,132
Warranty reserves..........................         8,568             9,424
Advance billings...........................           671               646
Income taxes payable.......................         6,870             5,406
Other......................................         7,102             7,373
                                             ------------      ------------
                                                  $29,337           $29,981
                                             ------------      ------------
                                             ------------      ------------

(4) NET INCOME PER SHARE

In February 1997, the Financial Accounting Standards Board issued Statement No. 128, "Earnings per Share", which the Company will be required to adopt on December 31, 1997. At that time, the Company will be required to change the method currently used to compute net income per share and to restate all prior periods. The new requirements will include a calculation of "basic" net income per share, which will exclude the dilutive effect of stock options. The calculation of basic net income per share for the three months ended June 30, 1997 and 1996, results in basic net income per share of $0.28 and $0.46, respectively. The calculation of basic net income per share for the six months ended June 30, 1997 and 1996, results in basic net income per share of $0.50 and $0.90, respectively. A calculation of "diluted" net income per share will also be required. However, this calculation is not expected to differ materially from the actual net income per share amounts reported for the years presented.

(5) ACQUISITION OF LEPTON INC.

In February 1997, the Company completed the acquisition of the assets of Lepton Inc., a developer of electron beam lithography systems. As a result of this acquisition, the Company recognized approximately $3.6 million, or $0.12 per share, net of related income tax benefits, of in-process research and development expense during the first quarter of 1997.

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

With the exception of historical facts, the statements contained in this discussion may include forward-looking statements within the meaning of
Section 21E of the Securities Exchange Act of 1934, as amended, including, but not limited to, future sales, gross margins, the anticipated increase in inventories and operating expenses and the sufficiency of financial resources to support operations, and are subject to the Safe Harbor provisions created by that statute. Such Statements are based on current expectations that involve risks and uncertainties, including those discussed below and under the heading "Additional Risk Factors", that could cause actual results to differ materially from those expressed. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Company undertakes no obligation to publicly release the results of any revisions to forward-looking statements which may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. This discussion should be read in conjunction with the unaudited Condensed Consolidated Financial Statements and Notes to the Condensed Consolidated Financial Statements presented on pages 3 to 7 of this Quarterly Report and the Company's 1996 Annual Report on Form 10-K, available upon request, for a complete understanding of the Company's financial position and results of operations.

RESULTS OF OPERATIONS
The Company's operating results have fluctuated significantly in the past and will continue to fluctuate significantly in the future depending upon a variety of factors, including cyclicality in the Company's target markets; the timing of significant orders; the mix of products sold; lengthy manufacturing cycles for the Company's products; the timing of new product announcements and releases by the Company or its competitors; market acceptance of new products and enhanced versions of the Company's products; manufacturing inefficiencies associated with the start up of new product introductions; lengthy sales cycles for the Company's systems; customer concentration; ability to volume produce systems and meet customer requirements; patterns of capital spending by customers; product discounts; changes in pricing by the Company, its competitors or suppliers; political and economic instability; natural disasters; regulatory changes; business interruptions related to the Company's occupation of its facilities; and various competitive factors including price-based competition and competition from vendors employing other technologies. The Company's gross profit as a percentage of sales has been and will continue to be significantly affected by a variety of factors, including the mix of products sold; the percentage of international sales, which typically have lower gross margins than domestic sales principally due to higher field service and support costs; increased competition in the Company's targeted markets; nonlinearity of shipments during the quarter; the introduction of new products, which typically have higher manufacturing costs until manufacturing efficiencies are realized and are discounted more than existing products until the products gain market acceptance; the rate of capacity utilization; and the implementation of subcontracting arrangements. As a result of its distribution agreement with Innotech Corporation, its Japanese distributor, gross profit as a percentage of total net sales may be adversely impacted in any particular period by significant system shipments to the Japanese market.

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

NET SALES
Net sales consist of revenue from system sales, spare parts sales, and service. Net sales for the quarter ended June 30, 1997 were $38.1 million, a decrease of 27% as compared with net sales of $51.8 million for the comparable period in 1996. For the six months ended June 30, 1997, net sales were $76.8 million, a decrease of 26% as compared with net sales of $103.5 million for the comparable period in 1996. Both the current quarter and year-to-date declines, relative to the comparable periods in 1996, were primarily attributed to significantly lower unit sales of the Company's Model 1500 Series steppers, which address the markets for scanner replacement and high volume/low cost semiconductor fabrication and lower unit sales of the Company's Titan Wafer Stepper, which addresses the market for photosensitive polyimide applications as well as the markets for scanner replacement and high volume/low cost semiconductor fabrication. These factors were partially offset by higher unit sales of the Company's Model 1700 Series steppers with machine vision system, which address the market for back-end processing of thin film heads. Overall, the Company's system shipments for the quarter decreased 38%, relative to the comparable period in 1996, while the weighted average selling price of all systems sold was essentially unchanged. For the six months ended June 30, 1997, the Company's system shipments decreased 36%, relative to the comparable period in 1996, while the weighted average selling price of all systems sold was essentially unchanged. Net sales from spare parts and service in the second quarter of 1997 decreased 3% over the comparable period in 1996. For the six months ended June 30, 1997, net sales from spare parts and service decreased 4% over the comparable period in 1996.

The Company believes that its sales have been and continue to be adversely impacted by reduced capital capacity spending levels within the semiconductor industry. The Company continues to experience shipment delays and purchase order restructurings by several of its customers, and has also experienced purchase order cancellations. The Company presently anticipates that this trend will continue for some time. Accordingly, the Company can give no assurance that it will be able to achieve or maintain its current or prior level of sales. Based on current market conditions, the Company presently expects that future quarterly comparisons, through at least the third quarter of 1997, will indicate a period-over-comparable period decline in the Company's net sales. Additionally, the third quarter of 1997 may result in a sequential decline in net sales from the levels achieved for the quarter ended June 30, 1997. The Company believes that the current strength of the U.S. dollar, particularly in relation to the Japanese yen, may place the Company at a competitive disadvantage.

International net sales for the quarter ended June 30, 1997 were $11.1 million, as compared with $21.7 million for the comparable period in 1996. International net sales represented 29% of total net sales for the quarter ended June 30, 1997, as compared with 42% for the comparable period in 1996. This year-over-year decline, both in absolute dollars and as a percentage of total sales, was primarily attributed to decreased system sales to the European and Southeast Asia markets. For the six months ended June 30, 1997, international net sales were $27.8 million, as compared with $48.5 million for the comparable period in 1996. International net sales represented 36% of total net sales for the six month period ended June 30, 1997, as compared with 47% for the comparable period in 1996. This year-over-year decline, both in absolute dollars and as a percentage of total sales, was primarily attributed to decreased system sales to the European, Japanese and Korean markets, partially offset by increased system sales to the Southeast Asia market. The Company's operations in foreign countries are not currently subject to significant exchange rate fluctuations, principally because sales contracts for the Company's systems are generally denominated in U.S. dollars. However, international sales expose the Company to a number of additional risk factors, including fluctuations in the value of local currencies relative to the U.S. dollar, which, in turn, impact the relative cost of ownership of the Company's products. See "Additional Risk Factors:
International Sales; Japanese Market; Dependence on Local Distributor."

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

GROSS PROFIT
Gross margin for the quarter ended June 30, 1997 was 52.5%, as compared with 54.3% for the comparable period in 1996. For the six months ended June 30, 1997, gross margin was 53.4%, as compared with 53.9% for the comparable period in 1996. Both the current quarter and year-to-date declines in gross margin as a percentage of net sales, as compared with the comparable periods in 1996, can be primarily attributed to the shift away from the Company's more mature product lines toward the Company's more advanced systems; manufacturing inefficiencies caused by underutilization of manufacturing capacity, changes in the Company's shipment schedule and an unusually high degree of nonlinearity of shipments during the 1997 periods; partially offset by lower required inventory reserves due to lower inventory levels and improved inventory management, improved margins from spare parts and service, increased after-sales support efficiencies and fewer system shipments to the Japanese market. As a result of its distribution agreement with Innotech Corporation, the Company's Japanese distributor, gross profit as a percentage of total net sales may be negatively impacted in any particular period by significant system shipments to the Japanese market.

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

Development of New Product Lines; Management of Growth"). Commencement of production of these new products may result in the purchase of significant levels of inventory to support manufacturing requirements, hiring of additional production and manufacturing support personnel, purchase of significant levels of plant and equipment and the incurrence of other related manufacturing overhead costs. The purchase of additional inventories would result in a significantly higher risk of obsolescence, which would require additional inventory reserves. Additionally, new products generally have lower gross margins until production and after-sales efficiencies can be achieved. Should these new products fail to develop or generate significant market demand, the Company's business, financial condition and results of operations would be materially adversely affected.

RESEARCH, DEVELOPMENT, AND ENGINEERING
The Company's research, development, and engineering expenses, net of third party funding, were $6.8 million for the quarter ended June 30, 1997, a decrease of 7% as compared with $7.3 million for the comparable period in 1996. For the six months ended June 30, 1997, research, development, and engineering expenses, net of third party funding, were $13.0 million, a decrease of 11% as compared with $14.7 million for the comparable period in 1996. Both the current quarter and year to date decreases, as compared to the comparable period in 1996, were primarily attributed to decreased spending for the development, enhancement, manufacturing support and sales demonstration support of the Company's Model 2244i stepper, Model 4700 stepper, Titan Wafer Stepper and Saturn Wafer Stepper; partially offset by increased spending for the Company's development of its electron beam lithography and its gas immersion laser doping technologies and systems. The Company intends to continue to invest significant resources in the development of new products and enhancements of existing semiconductor and thin film head lithography systems. Due to these and other factors, the Company expects the absolute dollar amount of research, development and engineering expenses for the remaining quarters of 1997 to increase substantially, relative to the current quarter.

ACQUIRED IN-PROCESS RESEARCH AND DEVELOPMENT
During the first quarter of 1997, the Company completed the acquisition of the assets of Lepton Inc., a developer of electron beam lithography systems. As a result of this acquisition, the Company recognized a one-time pre-tax charge in the quarter ended March 31, 1997 for acquired in-process research and development expense of $3.6 million, or $0.12 per share net of related income tax benefits.

SELLING, GENERAL, AND ADMINISTRATIVE
The Company's selling, general, and administrative expenses were $6.6 million for the quarter ended June 30, 1997, a decrease of 20% as compared with $8.3 million for the comparable period in 1996. As a percentage of net sales, selling, general, and administrative expenses increased to 17.5% for the quarter ended June 30, 1997, as compared with 16.0% for the comparable period in 1996. For the six months ended June 30, 1997, selling, general, and administrative expenses were $12.9 million, a decrease of 24% as compared with $17.0 million for the comparable period in 1996. As a percentage of net sales, selling, general, and administrative expenses increased to 16.8% for the six months ended June 30, 1997, as compared with 16.4% for the comparable period in 1996. The significant dollar decrease in both the current quarter and year-to-date periods, relative to the comparable periods in 1996, reflects in large part the Company's decrease in sales, service and support expenses typically associated with a decrease in sales; cost containment measures implemented during 1996; lower required provisions for the Company's profit sharing and executive incentive plans and lower commission expense resulting from higher direct sales relative to total net sales for the period. The Company expects the absolute dollar amount of selling, general, and administrative expenses for the remainder of 1997 to increase relative to the current quarter. This increase is anticipated, in part, to sales, service and support expenses associated with the anticipated future introduction of the Company's electron beam lithography and gas immersion laser doping systems.

OTHER INCOME, NET
Other income, net, which consists primarily of interest income, was $1.8 million for the quarter ended June 30, 1997, as compared with $1.6 million for the comparable period in 1996. For the six months ended June 30, 1997, other income, net, was $3.5 million, as compared with $3.2 million for the comparable period in 1996. The improvement in the current quarter and year-to-date periods, relative to the comparable periods in 1996, was primarily attributed to income generated from increased investments in cash equivalents and short-term investments.

INCOME TAXES
Income taxes represented 31% of income before income taxes for both the quarter and year-to-date periods ended June 30, 1997, as compared with 34% for the comparable periods in 1996. This decrease in the tax rate for 1997, relative to 1996, is primarily a result of anticipated tax benefits associated with the Company's research and development efforts together with higher tax exempt income, relative to total income before income taxes. However, this rate may be impacted further by tax legislation and other factors. The Company's effective tax rate differs from the U.S. statutory rate as a result of state income taxes and benefits associated with the Company's foreign sales corporation, tax-exempt income and credits for research and development, net of other individually immaterial benefits.

LIQUIDITY AND CAPITAL RESOURCES

Cash flows provided by operating activities were $8.7 million for the six month period ended June 30, 1997, as compared with $2.4 million used in operating activities during the comparable period in 1996. Positive cash flows from operating activities during the first six months of 1997 were attributed to net income of $10.3 million and non-cash charges to income of $6.6 million, which include a $3.6 million pre-tax charge for the write-off of in-process research and development associated with the Company's purchase of the assets of Lepton Inc., partially offset by changes in operating assets and liabilities of $8.2 million. The negative net effect from changes in operating assets and liabilities was primarily due to an increase in the current and long-term portions of lease receivable and a decrease in accounts payable and other current liabilities, partially offset by a $4.8 million decrease in inventory. The Company anticipates that the current trend of nonlinearity of shipments and extended customer payment cycles will continue to keep accounts receivable levels at unusually high levels for at least the next several quarters. Such trends, should they continue, would expose the Company to numerous risks, which could materially adversely affect the Company's business, financial condition and results of operations.

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

At June 30, 1997, the Company had working capital of $217.6 million. The Company's principal sources of liquidity at June 30, 1997 consisted of $170.1 million in cash, cash equivalents and short-term investments and $29 million in various unsecured lines of credit. As of June 30, 1997, there were no outstanding amounts under these facilities.

For the six month period ended June 30, 1997, cash provided by financing activities was $0.5 million, principally as a result of the issuance of common stock pursuant to the exercise of employee stock options.

During the quarter, the Company used $8.7 million of cash in its investing activities, including $2.3 million for the net investment of cash in short-term investments, $3.1 million for the purchase of the assets of Lepton Inc. and $3.1 million for capital expenditures. The Company intends to continue to make significant capital expenditures throughout the remainder of 1997 related to the expansion of its manufacturing facilities, the manufacture of its steppers for sales demonstration and engineering development purposes and additional capital expenditures related to research, development and engineering, sales and service and management information systems. As a result of these capital expenditures, the Company's depreciation and amortization costs are anticipated to increase significantly and may negatively impact the Company's results of operations in the event of a further downturn in the Company's business cycles.

The development and manufacture of new lithography systems and enhancements are highly capital intensive. In order to remain competitive, the Company must continue to make significant expenditures for capital equipment, sales, service, training and support capabilities, investments in systems, procedures and controls, expansion of operations and research and development, among many items. The Company expects that cash flow from operations, its cash, cash equivalents and short-term investments and funds available under its lines of credit will be sufficient to meet the Company's cash requirements for the next twelve months. Beyond the next twelve months, the Company may require additional equity or debt financing to address its working capital or capital equipment needs. Additionally, the Company may in the future pursue acquisitions of complementary product lines, technologies, or businesses such as the acquisition of the assets of Lepton. Future acquisitions by the Company may result in potentially dilutive issuances of equity securities, the incurrence of debt and contingent liabilities and amortization expenses related to goodwill and other intangible assets, which could materially adversely affect any Company profitability. In addition, acquisitions involve numerous risks, including difficulties in the assimilation of the operations, technologies and products of the acquired companies; the diversion of management's attention from other business concerns; risks of entering markets in which the Company has no or limited direct prior experience; and the potential loss of key employees of the acquired company. In the event that such an acquisition does occur, there can be no assurance as to the effect thereof on the Company's business or operating results. Additionally, the Company is experiencing increased interest in its equipment leasing program. Continued success of this strategy may result in the further formation of significant long-term receivables and would require the use of substantial amounts of working capital. To the extent that the Company's financial resources are insufficient to fund the Company's activities, additional funds will be required. There can be no assurance that additional financing will be available on reasonable terms or at all.

ADDITIONAL RISK FACTORS

CYCLICALITY OF SEMICONDUCTOR AND MAGNETIC RECORDING HEAD INDUSTRIES     The
Company's business depends in significant part upon capital expenditures by manufacturers of semiconductors and thin film head magnetic recording devices, which in turn depend upon the current and anticipated market demand for such devices and products utilizing such devices. The semiconductor industry is highly cyclical and historically has experienced recurring periods of oversupply, as evidenced by the current downturn in the semiconductor capital equipment industry. This has, from time to time, resulted in significantly reduced demand for capital equipment including the systems manufactured and marketed by the Company. The Company believes that markets for new generations of semiconductors will also be subject to similar fluctuations. In recent years, the semiconductor industry has experienced significant growth which, in turn, has caused significant growth in the capital equipment industry. However, the semiconductor industry has more recently experienced a cyclical downturn, and this has resulted in a significant reduction in capital spending. The Company has recently experienced cancellation of purchase orders, shipment delays and purchase order restructurings by several of its semiconductor customers and anticipates that this trend will continue for some time. Accordingly, the Company can give no assurance that it will be able to achieve or maintain its current level of sales. Based on present market conditions, the Company presently expects that future quarterly comparisons, through at least the third quarter of 1997, will indicate a period-over-comparable period decline in the Company's net sales. Additionally, the third quarter of 1997 may result in a sequential decline in net sales from the levels achieved for the quarter ended June 30, 1997.

During 1996 and 1995, approximately 35% and 30%, respectively, of the Company's net sales were derived from sales to thin film head manufacturers and micromachining customers. During the six month period ended June 30, 1997, sales to thin film head manufacturers and micromachining customers represented approximately 65% of the Company's net sales, as compared with 35% during the comparable period a year ago. Although the thin film head segment of the magnetic recording head industry has recently experienced significant growth, the Company expects that the thin film head market segment may not sustain such a growth rate in the future. Accordingly, sales of its steppers to thin film head manufacturers may decrease in the future. Additionally, the Company is experiencing increased competition in this market from Canon and Nikon. The

Company's business and operating results would be materially adversely affected by downturns or slowdowns in the thin film head market or by loss of market share.

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

LENGTHY SALES CYCLE    Sales of the Company's systems depend, in significant
part, upon the decision of a prospective customer to increase manufacturing capacity or to restructure current manufacturing facilities, either of which typically involve a significant commitment of capital. In view of the significant investment involved in a system purchase, the Company has experienced and may continue to experience delays following initial qualification of the Company's systems as a result of delays in a customer's approval process. For this and other reasons, the Company's systems typically have a lengthy sales cycle during which the Company may expend substantial funds and management effort in securing a sale. Lengthy sales cycles subject the Company to a number of significant risks, including inventory obsolescence and fluctuations in operating results, over which the Company has little or no control.

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

INTERNATIONAL SALES; JAPANESE MARKET; DEPENDENCE ON LOCAL DISTRIBUTOR International sales accounted for approximately 53% and 55% of total net sales in 1996 and 1995, respectively. For the first six months of 1997, international sales accounted for 36% of total net sales, as compared with 47% during the comparable period a year ago. The Company anticipates that international sales, which typically have lower gross margins than domestic sales, principally due to higher field service and support costs, will continue to account for a majority of total net sales on an annual basis. As a result, a significant portion of the Company's sales will be subject to certain risks, including unexpected changes in regulatory requirements, difficulty in satisfying existing regulatory requirements, exchange rates, tariffs and other barriers, political and economic instability, difficulties in accounts receivable collections, natural disasters, difficulties in staffing and managing foreign subsidiary and branch operations and potentially adverse tax consequences. The Company is also subject to the risks associated with the imposition of legislation and regulations relating to the import or export of semiconductors and magnetic recording head products. The Company cannot predict whether quotas, duties, taxes or other charges or restrictions will be implemented by the United States, Japan or any other country upon the importation or exportation of the Company's products in the future. There can be no assurance that any of these factors or the adoption of restrictive policies will not have a material adverse effect on the Company's business, financial condition and results of operations.

Although the Company has sold a number of its systems to Japanese thin film head manufacturers, to date, the Company has made limited sales of its systems to Japanese semiconductor manufacturers. The Japanese semiconductor market segment is large, represents a substantial percentage of the worldwide semiconductor manufacturing capacity, and is difficult for foreign companies to penetrate. The Company is at a competitive disadvantage with respect to Japanese semiconductor capital equipment suppliers that have been engaged for some time in collaborative efforts with Japanese semiconductor manufacturers. The Company believes that the Japanese companies with which it competes have a competitive advantage because of their dominance of the Japanese market segment. The Company believes that increased penetration of the Japanese market is critical to its financial results and intends to continue to invest significant resources in Japan in order to meet this objective. As part of its strategy to penetrate the Japanese market, in 1993, the Company entered into a distribution agreement with Innotech Corporation, a local distributor of products. Such agreement can be terminated upon notice of termination by either party. Accordingly, there can be no assurance that this agreement will continue on present terms, or at all. If Innotech is not successful in selling such systems or such agreement is terminated, the Company's strategy to increase product sales into the Japanese market may be adversely affected in the near term. The Company is presently reviewing its relationship with Innotech and evaluating marketing and sales alternatives. In addition, recently, Japanese semiconductor manufacturers substantially reduced their levels of capital spending on new fabrication facilities and equipment, thereby increasing competitive pressures in the Japanese market segment. There can be no assurance, however, that the Company will be able to achieve significant sales to, or will be able to compete successfully in, the Japanese semiconductor market segment.

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

DEVELOPMENT OF NEW PRODUCT LINES; MANAGEMENT OF GROWTH   Currently, the
Company is devoting significant resources to the development of new products and technologies that are outside of the Company's core businesses (see "Research, Development and Engineering"). The Company anticipates that its expenditures for research, development and engineering will increase significantly during the remainder of 1997, relative to the first half of 1997, principally as a result of the continued development of these new product lines. During 1997, the Company will conduct evaluations of these products and may decide to invest significant additional resources in plant and equipment, inventory, personnel and other costs, to begin production of these products and to provide the marketing, administration and after-sales support required to support these new products. Accordingly, there can be no assurance that gross profit margins and inventory levels will not be adversely impacted in the future by start-up costs associated with the initial production of these new product lines. These start-up costs include, but are not limited to, additional manufacturing overhead, additional inventory reserve requirements and the creation of after-sales support organizations. Additionally, there can be no assurance that operating expenses will not increase, relative to sales, as a result of adding additional marketing and administrative personnel, among other costs, to support the Company's additional products. If the Company is unable to achieve significantly increased net sales or its sales fall below expectations, the Company's operating results will be materially adversely affected until, among other factors, inventory levels and expenses can be reduced.

CUSTOMER CONCENTRATION   Historically, Ultratech has sold a substantial
number of its systems to a limited number of customers. In 1996, sales to two customers accounted for 17%, and 12% of the Company's net sales. In 1995, sales to one customer accounted for approximately 12% of the Company's net sales. The Company expects that sales to relatively few customers will continue to account for a high percentage of its net sales in the foreseeable future and believes that the Company's financial results depend in significant part upon the success of these major customers and the Company's ability to meet their future capital equipment needs. Although the composition of the group comprising the Company's largest customers may vary from period to period, the loss of a significant customer or any reduction in orders by any significant customer, including reductions due to market, economic or competitive conditions in the semiconductor or magnetic recording head industries or in the industries that manufacture products utilizing integrated circuits or thin film heads, may have a material adverse effect on the Company's business, financial condition and results of operations. The Company's ability to maintain or increase its sales in the future will depend in part upon its ability to obtain orders from new customers as well as the financial condition and success of its customers and the general economy, of which there can be no assurance.

DEPENDENCE ON KEY PERSONNEL     The Company's future operating results depend
in significant part upon the continued contributions of its Chairman and Chief Executive Officer, Arthur W. Zafiropoulo, as well as other officers and other key personnel, many of whom would be difficult to replace. None of such persons has an employment or noncompetition agreement with the Company. The Company does not maintain any life insurance on any of its key persons. The loss of Mr. Zafiropoulo or other key personnel would have a material adverse effect on the business, financial condition and results of operations of the Company. In addition, the Company's future operating results depend in significant part upon its ability to attract and retain other qualified management, manufacturing, technical, sales and support personnel for its operations. There may be only a limited number of persons with the requisite skills to serve in these positions and it may become increasingly difficult for the Company to hire such personnel over time. Competition for such personnel is intense, and there can be no assurance that the Company will be successful in attracting or retaining such personnel. The failure to attract or retain such persons would materially adversely affect the Company's business, financial condition and results of operations.

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

ITEM 1. LEGAL PROCEEDINGS.                                   None.

ITEM 2. CHANGES IN SECURITIES.                               None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.                     None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

  The following proposals were voted upon by the Company's stockholders at the Annual Stockholders' Meeting held on May 15, 1997.

  1. The following persons were elected as directors of the Company to serve for a term ending upon the Annual Stockholders' Meeting indicated beside their respective names and until their successors are elected and qualified:

                    Term Ending Upon the Annual
                       Stockholders' Meeting      Votes for     Votes Withheld
                  ------------------------------------------------------------
 Gregory Harrison            1999                 15,159,362       3,390,586
 Kenneth Levy                1999                 15,159,462       3,390,486

  2. A proposal for a series of amendments to the Company's 1993 Stock Option/Stock Issuance Plan was approved by the vote of 12,126,112 shares for, 6,349,590 shares withheld or voted against the proposal and 74,246 shares abstained.

  3. A proposal to amend to the Company's Employee Stock Purchase Plan to increase the number of shares of Common Stock available for issuance thereunder by an additional 250,000 shares was approved by the vote of 17,800,371 shares for, 697,160 shares withheld or voted against the proposal and 52,417 shares abstained.

  4. A proposal to ratify the appointment of Ernst & Young LLP as the Company's independent auditors for the fiscal year ending December 31, 1997 was approved by the vote of 18,485,448 shares for, 38,983 shares withheld or voted against the proposal and 25,517 shares abstained.


ITEM 5. OTHER INFORMATION.                                   None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        (a) EXHIBITS

        Exhibit 11.1    Statement of Computation of Net Income Per Share.

        Exhibit 27      Financial Data Schedule

        Exhibit 21.1    Subsidiaries of Registrant

        (b) REPORTS ON FORM 8-K

        The Company did not file any reports on Form 8-K during the three months ended June 30, 1997.

                                  SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                             ULTRATECH STEPPER, INC.
----------------------------------------------------------------------------
                                 (Registrant)



Date:    August 7, 1997                By:  /s/William G. Leunis, III
      ----------------------               ---------------------------------
                                            William G. Leunis, III
                                            Senior Vice President Finance and
                                            Chief Financial Officer (Duly
                                            Authorized Officer and Principal
                                            Financial and Accounting Officer)