Form 10-Q
period 1997-09-30
ULTRATECH STEPPER INC
filed 1997-11-17
CIK 909791

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)
[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
     SECURITIES EXCHANGE ACT OF 1934

     FOR THE QUARTERLY PERIOD ENDED     SEPTEMBER 30, 1997
                                        ------------------


[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
     SECURITIES EXCHANGE ACT OF 1934

     For the transition period from   ___________ to  _____________

     Commission File Number                  0-22248
                                        -------------------

                             ULTRATECH STEPPER, INC.
-------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

          DELAWARE                                     94-3169580
-------------------------------------------------------------------------------
(State or other jurisdiction            (I.R.S. employer identification number)
of incorporation or organization)

 3050 Zanker Road, San Jose, California                   95134
-------------------------------------------------------------------------------
(Address of principal executive offices)               (Zip Code)

     Registrant's telephone number, including area code     (408) 321-8835
                                                         --------------------

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was re-quired to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                    Yes    X                      No
                         -----                         -----

Indicate the number of shares of the issuer's class of common stock, as of the latest practical date:


          Class                         Outstanding as of November 9, 1997
-----------------------------           ----------------------------------
Common Stock, $.001 par value                        20,757,066

                             ULTRATECH STEPPER, INC.
                                      INDEX

                                                                      Page No.
                                                                      --------

PART 1.   FINANCIAL INFORMATION


ITEM 1.   CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

          Condensed Consolidated Balance Sheets as of September 30,
          1997 and December 31, 1996...................................    3

          Condensed Consolidated Statements of Income for the three
          months ended September 30, 1997 and 1996 and nine months
          ended September 30, 1997 and 1996............................    4

          Condensed Consolidated Statements of Cash Flows for the nine
          months ended September 30, 1997 and 1996.....................    5

          Notes to Condensed Consolidated Financial Statements ........    6

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
          AND RESULTS OF OPERATIONS....................................    8


PART 2.   OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS............................................    20

ITEM 2.   CHANGES IN SECURITIES........................................    20

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES..............................    20

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS..........    20

ITEM 5.   OTHER INFORMATION............................................    20

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K.............................    20





SIGNATURES.............................................................    21

PART 1.  FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

                               ULTRATECH STEPPER, INC.
                        CONDENSED CONSOLIDATED BALANCE SHEETS

                                                   SEPT. 30,      Dec. 31,
(In thousands)                                       1997          1996*
--------------------------------------------------------------------------------
ASSETS                                           (Unaudited)

Current assets:
    Cash, cash equivalents and
       short-term investments                      $164,328       $167,409
    Accounts receivable, net                         41,706         39,845
    Inventories                                      32,014         35,524
    Current portion of leases receivable, prepaid
       expenses and other current assets              5,501            848
    Deferred income taxes                             9,744          8,439
--------------------------------------------------------------------------------
Total current assets                                253,293        252,065

Equipment and leasehold
    improvements, net                                19,613         19,242

Restricted investments                                5,221          5,129

Leases receivable                                    14,947            425

Other assets                                          3,258          3,911
--------------------------------------------------------------------------------

Total assets                                       $296,332       $280,772
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Accounts payable                                 $8,340         $9,400
    Other current liabilities                        26,179         29,981
--------------------------------------------------------------------------------
Total current liabilities                            34,519         39,381

Other liabilities                                     1,057          1,444

Stockholders' equity                                260,756        239,947
--------------------------------------------------------------------------------

Total liabilities and stockholders' equity         $296,332       $280,772
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


        SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                               ULTRATECH STEPPER, INC.
                     CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                     (UNAUDITED)


-------------------------------------------------------------------------------------------------------------
                                                    Three Months Ended                 Nine Months Ended
                                                -------------------------         ---------------------------
                                                SEPT. 30         Sept. 30         SEPT. 30         Sept. 30
(In thousands, except per share amounts)          1997             1996             1997             1996
-------------------------------------------------------------------------------------------------------------
Net sales                                        $36,752          $46,502         $113,539         $150,008
Cost of sales                                     17,524           21,159           53,299           68,909
-------------------------------------------------------------------------------------------------------------
Gross profit                                      19,228           25,343           60,240           81,099

OPERATING EXPENSES:
  Research, development, and
     engineering                                   7,092            6,421           20,105           21,121
  Acquired in-process research
     and development                                   -                -            3,619                -
  Selling, general, and
     administrative                                6,488            7,300           19,409           24,298
-------------------------------------------------------------------------------------------------------------
Operating income                                   5,648           11,622           17,107           35,680
Interest expense                                     (58)             (61)            (143)            (192)
Other income, net                                  1,920            1,521            5,415            4,741
-------------------------------------------------------------------------------------------------------------
Income before income taxes                         7,510           13,082           22,379           40,229
Income taxes                                       2,105            4,247            6,714           13,477
-------------------------------------------------------------------------------------------------------------
Net income                                        $5,405           $8,835          $15,665          $26,752
-------------------------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------------------------
Net income per share                               $0.25            $0.42            $0.72            $1.26
Number of shares used in
  per share computations                          21,879           21,204           21,693           21,311
-------------------------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------------------------



    SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                               ULTRATECH STEPPER, INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                     (UNAUDITED)

                                                       Nine Months Ended
                                                -------------------------------
(In thousands)                                 SEPT. 30, 1997  Sept. 30, 1996
-------------------------------------------------------------------------------

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                            $15,665         $26,752
Charges to income not affecting cash                    8,416           1,817
Net effect of changes in operating assets
  and liabilities                                     (21,625)        (26,044)
-------------------------------------------------------------------------------
Net cash provided by operating activities               2,456           2,525


CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures                                   (5,694)         (6,422)
Net investment in available-for-sale securities        (8,999)         12,482
Purchase of certain assets of Lepton Inc.              (3,101)              -
Segregation of restricted investments                     (93)            (32)
-------------------------------------------------------------------------------
Net cash provided by (used in) investing activities   (17,887)          6,028

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of long-term debt                                 -            (400)
Proceeds from issuance of short-term debt                  99           7,500
Repayment of short-term debt                              (99)         (7,500)
Net proceeds from issuance of common stock              3,285           1,994
-------------------------------------------------------------------------------
Net cash provided by financing activities               3,285           1,594

Net increase (decrease) in cash and cash
  equivalents                                         (12,146)         10,147
Cash and cash equivalents at beginning
  of period                                            47,771          30,361
-------------------------------------------------------------------------------

Cash and cash equivalents at end of period            $35,625         $40,508
-------------------------------------------------------------------------------
-------------------------------------------------------------------------------


    SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                             ULTRATECH STEPPER, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                               SEPTEMBER 30, 1997

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

The Company's third fiscal quarter in 1997 and 1996 ended on October 4, 1997 and September 28, 1996, respectively. For convenience of presentation, the Company's financial statements have been shown as ending on September 30, 1997 and September 30, 1996.

Operating results for the three-month and nine month periods ended September 30, 1997 are not necessarily indicative of the results that may be expected for the year ending December 31, 1997, or any future period.

(2) INVENTORIES

Inventories consist of the following:

                                             Sept. 30, 1997    Dec. 31, 1996
                                             --------------    -------------
(In thousands)                                 (Unaudited)
Raw materials. . . . . . . . . . . . . . . .        $19,241           $17,625
Work-in-process. . . . . . . . . . . . . . .          9,027            11,971
Finished products. . . . . . . . . . . . . .          3,746             5,928
                                              -------------     -------------
                                                    $32,014           $35,524
                                              -------------     -------------
                                              -------------     -------------

(3) OTHER CURRENT LIABILITIES

Other current liabilities consist of the following:

                                             Sept. 30, 1997    Dec. 31, 1996
                                             --------------    -------------
(In thousands)                                 (Unaudited)
Salaries and benefits. . . . . . . . . . . .         $5,004            $7,132
Warranty reserves. . . . . . . . . . . . . .          7,655             9,424
Advance billings . . . . . . . . . . . . . .          1,074               646
Income taxes payable . . . . . . . . . . . .          7,326             5,406
Other. . . . . . . . . . . . . . . . . . . .          5,120             7,373
                                              -------------     -------------
                                                    $26,179           $29,981
                                              -------------     -------------
                                              -------------     -------------

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

September 30, 1997 and 1996 results in basic net income per share of $0.26 and $0.44, respectively. The calculation of basic net income per share for the nine months ended September 30, 1997 and 1996 results in basic net income per share of $0.76 and $1.33, respectively. A calculation of "diluted" net income per share will also be required. However, this calculation is not expected to differ materially from the net income per share amounts reported for the years presented.

(5) ACQUISITION OF LEPTON INC.

In February 1997, the Company completed the acquisition of the assets of Lepton Inc., a developer of electron beam lithography systems. As a result of this acquisition, the Company recognized approximately $3.6 million, or $0.12 per share net of related income tax benefits, of in-process research and development expense during the first quarter of 1997.

(6) JAPAN OPERATIONS

The Company is currently reviewing the manner in which it conducts business in Japan and is contemplating actions which may result in charges against operating results in the fourth quarter of 1997, or subsequent quarters. These charges would consist primarily of expenses incurred by the Company in conjunction with ending its distributor relation with Innotech Corporation, and could adversely impact the Company's results of operations in those periods.

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

With the exception of historical facts, the statements contained in this discussion may include forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, including, but not limited to, future sales, gross margins, the anticipated increase in inventories and operating expenses and the sufficiency of financial resources to support operations, and are subject to the Safe Harbor provisions created by that statute. Such Statements are based on current expectations that involve risks and uncertainties, including those discussed below and under the heading "Additional Risk Factors," that could cause actual results to differ materially from those expressed. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Company undertakes no obligation to publicly release the results of any revisions to forward-looking statements, which may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. This discussion should be read in conjunction with the unaudited Condensed Consolidated Financial Statements and Notes to the Condensed Consolidated Financial Statements presented on pages 3 to 7 of this Quarterly Report and the Company's 1996 Annual Report on Form 10-K, available upon request, for a complete understanding of the Company's financial position and results of operations.

RESULTS OF OPERATIONS
The Company's operating results have fluctuated significantly in the past and will continue to fluctuate significantly in the future depending upon a variety of factors, including cyclicality in the Company's target markets; the timing of significant orders; lengthy sales cycles for the Company's products; the mix of products sold; lengthy manufacturing cycles for the Company's products; lengthy product development cycles for new products; the timing of new product announcements and releases by the Company or its competitors; market acceptance of new products and enhanced versions of the Company's products; manufacturing inefficiencies associated with the startup of new product introductions; customer concentration; ability to volume produce systems and meet customer requirements; patterns of capital spending by customers; product discounts; changes in pricing by the Company, its competitors or suppliers; political and economic instability; natural disasters; regulatory changes; business interruptions related to the Company's occupation of its facilities; and various competitive factors including price-based competition and competition from vendors employing other technologies. The Company's gross profit as a percentage of sales has been and will continue to be significantly affected by a variety of factors, including the mix of products sold; the percentage of international sales, which typically have lower gross margins than domestic sales principally due to higher field service and support costs; increased competition in the Company's targeted markets; nonlinearity of shipments during the quarter; the introduction of new products, which typically have higher manufacturing costs until manufacturing efficiencies are realized and are typically discounted more than existing products until the products gain market acceptance; the rate of capacity utilization; and the implementation of subcontracting arrangements. As a result of its distribution agreement with Innotech Corporation, its Japanese distributor, gross profit as a percentage of total net sales may be adversely impacted in any particular period by significant system shipments to the Japanese market. See "Additional Risk Factors - International Sales; Japanese Market; Dependence on Local Distributor."

The Company derives a substantial portion of its total net sales from sales of a relatively small number of new systems, which typically range in price from $800,000 to $2.1 million. As a result, the timing of recognition of revenue from a single transaction has had and will continue to have a significant impact on the Company's net sales and operating results. The Company's backlog at the beginning of a period typically does not include all of the sales needed to achieve the Company's objectives for that period. In addition, orders in backlog are subject to cancellation, delay, deferral or rescheduling by a customer with limited or no penalties. Consequently, the Company's net sales and operating results for a period have been and continue to depend upon the Company obtaining orders for systems to be shipped in the same period in which the order is received. The Company's business and financial results for a particular period could be materially adversely affected if an anticipated order for even one system is not received in time to permit shipment during the particular period. Furthermore, a substantial portion of the Company's net sales has historically been realized near the end of each quarter. Accordingly, the failure to receive anticipated orders or delays in shipments near the end of a particular quarter, due, for example, to unanticipated shipment reschedulings, cancellations, delays or deferrals by customers or to unexpected manufacturing difficulties or delays in deliveries by suppliers due to their long production lead times or otherwise, may cause net sales in a particular period to fall significantly below the Company's expectations, which would materially adversely affect the Company's operating results for such period. In particular, the significantly long manufacturing cycles of the Company's linear motor-based steppers, which include the Model 2244i stepper, Model 4700 stepper, Model 6700 stepper, Titan Wafer Stepper-TM- and Saturn Wafer Stepper-TM-, and the long lead time for lenses and other materials, could cause shipments of such products to be delayed from one quarter to the next, which could materially adversely affect the Company's financial condition and results of operations for a particular quarter. The impact of these and other factors on the Company's sales and operating results in any future period cannot be forecast with certainty.

The Company's business has in prior years been subject to seasonality, although the Company believes such seasonality has been masked in recent years by cyclical trends within the semiconductor industry. In addition, the need for continued expenditures for research and development, capital equipment purchases and ongoing training and customer service and support worldwide, among other factors, will make it difficult for the Company to reduce its significant operating expenses in a particular period if the Company fails to achieve its net sales goals for the period. Additionally, the Company has recently experienced manufacturing inefficiencies associated with shifts in product demand and underutilization of manufacturing capacity and the Company presently anticipates that these trends will continue for at least the next several quarters.

Due to these and additional factors, historical results and percentage relationships discussed below will not necessarily be indicative of the results of operations for any future period.

NET SALES
Net sales consist of revenue from system sales, spare parts sales, and service. Net sales for the quarter ended September 30, 1997 were $36.8 million, a decrease of 21% as compared with net sales of $46.5 million for the comparable period in 1996. For the nine months ended September 30, 1997, net sales were $113.5 million, a decrease of 24% as compared with net sales of $150.0 million for the comparable period in 1996. The current quarter decline, relative to the comparable period in 1996, was primarily attributed to significantly lower unit sales of the Company's Model 1700 Series steppers with machine vision system
(MVS), which address the market for back-end processing of thin film heads, partially offset by higher unit sales of the Company's Titan Wafer Stepper, which addresses the market for photosensitive polyimide applications as well as the markets for scanner replacement and high volume/low cost semiconductor fabrication. The year-to-date decline, relative to the comparable period in 1996, was primarily attributed to significantly lower unit sales of the Company's Model 1500 Series steppers, which address the markets for scanner replacement and high volume/low cost semiconductor fabrication and lower unit sales of the Company's Model 1700 MVS Series steppers. Overall, the Company's system shipments for the quarter ended September 30, 1997 decreased 28%, relative to the comparable period in 1996, while the weighted average selling price of all systems sold was essentially unchanged. For the nine months ended September 30, 1997, the Company's system shipments decreased 34%, relative to the comparable period in 1996, while the weighted average selling price of all systems sold was essentially unchanged. Net sales from spare parts and service in the third quarter of 1997 increased 30% over the comparable period in 1996. For the nine months ended September 30, 1997, net sales from spare parts and service increased 5% over the comparable period in 1996.

The Company believes that its sales have been and continue to be adversely impacted by reduced capital capacity spending levels within the semiconductor industry. The Company continues to experience shipment delays and purchase order restructurings by several of its customers, and has also experienced purchase order cancellations and there can be no assurance that this trend will not continue in the future. Accordingly, the Company can give no assurance that it will be able to achieve or maintain its current or prior level of sales. The Company believes that the current strength of the U.S. dollar, particularly in relation to the Japanese yen, places the Company at a competitive disadvantage. Additionally, the Company has recently experienced a downturn in orders from customers in the thin film head industry. Several companies within the thin film head and disc drive industries have recently announced lower than expected earnings or have announced the possibility of future restructuring or other charges. The Company believes these events may indicate that the thin film head and disc drive industries may have excess capacity in the near-term. This could result in lower sales or delays or deferrals of customer orders from these industries, which could materially adversely affect the Company's business, financial condition and results of operations. See "Additional Risk Factors - Cyclicality of Semiconductor and Magnetic Recording Head Industries." Based on current market conditions and nonlinearity of system shipments, the Company expects that future quarterly comparisons, through at least the fourth quarter of 1997, will indicate a period-over-comparable period decline in the Company's net sales and may result in a decline in sales relative to the quarter ended September 30, 1997.

International net sales for the quarter ended September 30, 1997 were $15.9 million, as compared with $27.4 million for the comparable period in 1996. International net sales represented 43% of total net sales for the quarter ended September 30, 1997, as compared with 59% for the comparable period in 1996. This year-over-year decline, both in absolute dollars and as a percentage of total sales, was primarily attributed to decreased system sales to the Asia market. For the nine months ended September 30, 1997, international net sales were $43.7 million, as compared with $75.9 million for the comparable period in 1996. International net sales represented 39% of total net sales for the nine-month period ended September 30, 1997, as compared with 51% for the comparable period in 1996. This year-over-year decline, both in absolute dollars and as a percentage of total sales, was primarily attributed to decreased system sales to the Europe and Asia markets. The Company's operations in foreign countries are not currently subject to significant exchange rate fluctuations, principally because sales contracts for the Company's systems are generally denominated in U.S. dollars. However, international sales expose the Company to a number of additional risk factors, including fluctuations in the value of local currencies relative to the U.S. dollar, which, in turn, impact the relative cost of ownership of the Company's products. See "Additional Risk Factors:
International Sales; Japanese Market; Dependence on Local Distributor." The Company believes that the severe currency and equity market fluctuations that have been experienced recently by many of the Asian markets may cause a reduction in orders of the Company's products, particularly in the short-term, which would have a material adverse effect on the Company's business, financial condition and results of operations.

Because the Company's net sales are subject to a number of risks, including intense competition in the capital equipment industry and the timing and market acceptance of the Company's products, there can be no assurance that the Company will exceed or maintain its current level of net sales for any period in the future. Additionally, the Company believes that the market acceptance and volume production of the Titan Wafer Stepper and Saturn Wafer Stepper are of critical importance to the successful implementation of its mix-and-match strategy and its future financial results. To the extent that the Company's mix-and-match products do not achieve significant sales due to difficulties involving manufacturing or engineering, an inability to reduce the current long manufacturing cycles for such products, direct competition from mix-and-match systems manufactured by the Company's competitors, or any other reason, the Company's business, financial condition and results of operations would be materially adversely affected. Additionally, the Company is presently transitioning from its Model 1700 MVS Series steppers, which address the market for back-end processing of inductive thin film heads, to the Model 1800 MVS Series steppers, which address the market for back-end processing of magneto resistive (MR) thin film heads. To the extent that the Model 1800 Series steppers do not achieve significant sales due to competition from alternative technologies, excess capacity in the thin film industry, or any other reason, the Company's business, financial condition and results of operations would be materially adversely affected.

GROSS PROFIT
Gross margin for the quarter ended September 30, 1997 was 52.3%, as compared with 54.5% for the comparable period in 1996. For the nine months ended September 30, 1997, gross margin was 53.1%, as compared with 54.1% for the comparable period in 1996. Both the current quarter and year-to-date declines in gross margin as a percentage of net sales, as compared with the comparable periods in 1996, can be primarily attributed to the shift away from the Company's more mature product lines toward the Company's more advanced systems; manufacturing inefficiencies caused by underutilization of manufacturing capacity, changes in the Company's shipment schedule and an unusually high degree of nonlinearity of shipments during the 1997 periods; partially offset by lower required inventory reserves due to lower inventory levels and improved inventory management, improved margins from spare parts and service, increased after-sales support efficiencies and fewer system shipments to the Japanese market. As a result of its distribution agreement with Innotech Corporation, the Company's Japanese distributor, gross profit as a percentage of total net sales may be negatively impacted in any particular period by significant system shipments to the Japanese market. See "Additional Risk Factors - International Sales; Japanese Market; Dependence on Local Distributor."

The Company believes that increased competition from Canon Inc. and Nikon Inc., among others, together with generally weak conditions in the markets the Company serves, will make it difficult for the Company to maintain recent gross margin percentages. Additionally, the Company is proceeding with capacity additions for the eventual production of several new products that are outside of the Company's core technologies (See "Additional Risk Factors: Development of New Product Lines; Management of Growth"). Commencement of production of these new products has resulted and will continue to result in the purchase of significant levels of inventory to support manufacturing requirements, hiring of additional production and manufacturing support personnel, purchase of significant levels of plant and equipment and the incurrence of other related manufacturing overhead costs. The purchase of additional inventories will result in a significantly higher risk of obsolescence, which may require additional inventory reserves and would negatively impact gross margins. Additionally, new products generally have lower gross margins until production and after-sales efficiencies can be achieved. Should these new products fail to develop or generate significant market demand, the Company's business, financial condition and results of operations would be materially adversely impacted.

RESEARCH, DEVELOPMENT, AND ENGINEERING
The Company's research, development, and engineering expenses, net of third party funding, were $7.1 million for the quarter ended September 30, 1997, an increase of 10% as compared with $6.4 million for the comparable period in 1996. This increase in the current quarter, relative to the comparable period in 1996, was primarily attributed to increased spending on the development and testing of the Company's electron beam lithography system and the development of the Company's Model 1800 MVS Series steppers. For the nine months ended September 30, 1997, research, development, and engineering expenses, net of third party funding, were $20.1 million, a decrease of 5% as compared with $21.1 million for the comparable period in 1996. This year-to-date decrease, as compared to the comparable period in 1996, was primarily attributed to decreased spending in absolute dollars for the development, enhancement, manufacturing support and sales demonstration support of the Company's Model 2244i stepper, Model 4700 stepper, Titan Wafer Stepper and Saturn Wafer Stepper; partially offset by increased spending for the Company's Model 1800 MVS Series steppers, development of its electron beam lithography system and development of its gas immersion laser doping technologies and systems. However, the Company intends to continue to invest significant resources in the development of new products, such as the Company's gas immersion laser doping and electron beam lithography systems, and enhancements of existing semiconductor and thin film head lithography systems. Due to these and other factors, the Company expects the absolute dollar amount of research, development and engineering expenses for the fourth quarter of 1997 to increase substantially in absolute dollars, relative to the current quarter.

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

SELLING, GENERAL, AND ADMINISTRATIVE
The Company's selling, general, and administrative expenses were $6.5 million for the quarter ended September 30, 1997, a decrease of 11% as compared with $7.3 million for the comparable period in 1996. As a percentage of net sales, selling, general, and administrative expenses increased to 17.7% for the quarter ended September 30, 1997, as compared with 15.7% for the comparable period in 1996. For the nine months ended September 30, 1997, selling, general, and administrative expenses were $19.4 million, a decrease of 20% as compared with $24.3 million for the comparable period in 1996. As a percentage of net sales, selling, general, and administrative expenses increased to 17.1% for the nine months ended September 30, 1997, as compared with 16.2% for the comparable period in 1996. The significant dollar decrease in both the current quarter and year-to-date periods, relative to the comparable periods in 1996, reflects in large part the Company's decrease in sales, service and support expenses typically associated with a decrease in sales; cost containment measures implemented during 1996; significantly lower required provisions for the Company's profit sharing and executive incentive plans and lower commission expense resulting from higher direct sales relative to total net sales for the period, partially offset by certain reserve requirements. The Company expects the absolute dollar amount of selling, general, and administrative expenses for the fourth quarter of 1997 to increase relative to the current quarter. This increase is anticipated, in part, to increased sales, service and support expenses associated with the anticipated future introduction of the Company's electron beam lithography and gas immersion laser doping systems.

OTHER INCOME, NET
Other income, net, which consists primarily of interest income, was $1.9 million for the quarter ended September 30, 1997, as compared with $1.5 million for the comparable period in 1996. For the nine months ended September 30, 1997, other income, net, was $5.3 million, as compared with $4.5 million for the comparable period in 1996. The improvement in the current quarter and year-to-date periods, relative to the comparable periods in 1996, was primarily attributed to income generated from increased investments in cash equivalents, short-term investments and lease receivables.

INCOME TAXES
Income taxes represented 28% of income before income taxes for the quarter ended September 30, 1997, as compared with 32.5% for the quarter ended 1996. For the nine months ended September 30, 1997, income taxes represented 30% of income before income taxes, as compared with 33.5% for the comparable period in 1996. This decrease in the tax rate for 1997, relative to 1996, is primarily a result of anticipated tax benefits associated with the Company's research and development efforts together with higher tax exempt income, relative to total income before income taxes. However, tax legislation and other factors may impact this rate further. The Company's effective tax rate differs from the U.S. statutory rate as a result of state income taxes and benefits associated with the Company's foreign sales corporation, tax-exempt income and credits for research and development, net of other individually immaterial benefits.

JAPAN OPERATIONS

The Company is currently reviewing the manner in which it conducts business in Japan and is contemplating actions which may result in charges against operating results in the fourth quarter of 1997, or subsequent quarters. These charges would consist primarily of expenses incurred by the Company in conjunction with ending its distributor relation with Innotech Corporation, and could adversely impact the Company's results of operations in those periods.

LIQUIDITY AND CAPITAL RESOURCES

Cash flows provided by operating activities were $2.5 million for the nine month period ended September 30, 1997, as compared with $2.5 million provided by operating activities during the comparable period in 1996. Positive cash flows from operating activities during the first nine months of 1997 were attributed to net income of $15.7 million and non-cash charges to income of $8.4 million, which include a $3.6 million pre-tax charge for the write-off of in-process research and development associated with the Company's purchase of the assets of Lepton Inc., partially offset by changes in operating assets and liabilities of $21.6 million. The negative net effect from changes in operating assets and liabilities was primarily attributed to an increase of $18.1 million in leases receivable, a $4.9 million decrease in accounts payable and other current liabilities and a $1.9 million increase in accounts receivable, partially offset by a $3.5 million decrease in inventory. The Company anticipates that the current trend of nonlinearity of shipments and extended customer payment terms will continue to keep accounts receivable levels at unusually high levels for at least the next several quarters. Such trends, should they continue, would expose the Company to numerous risks, which could materially adversely affect the Company's business, financial condition and results of operations.

The Company believes that because of the relatively long manufacturing cycle of certain of its systems, particularly newer products, and its plan to increase demonstration units, the Company's investment in inventories will continue to represent a significant portion of working capital. Additionally, the Company has incurred and will continue to incur significant additional levels of inventory as a result of the anticipated introduction of its electron beam lithography and gas immersion laser doping systems. As a result of such investment in inventories, the Company may be subject to an increased risk of inventory obsolescence and other factors, which could materially adversely affect the Company's operating results.

At September 30, 1997, the Company had working capital of $218.8 million. The Company's principal sources of liquidity at September 30, 1997 consisted of $164.3 million in cash, cash equivalents and short-term investments and $4 million in various unsecured lines of credit. As of September 30, 1997, there were no outstanding amounts under these facilities. During the quarter ended September 30, 1997, the Company cancelled its $25 million line of credit with Wells Fargo Bank.

For the nine month period ended September 30, 1997, cash provided by financing activities was $3.3 million, principally as a result of the issuance of common stock pursuant to the exercise of employee stock options and the employee stock purchase plan.

During the nine month period ended September 30, 1997, the Company used $17.9 million of cash in its investing activities, including $9.0 million for the net investment of cash in short-term investments, $5.7 million for capital expenditures and $3.1 million for the purchase of the assets of Lepton Inc. The Company intends to continue to make significant capital expenditures throughout the remainder of 1997 related to the expansion of its manufacturing facilities, the manufacture of its steppers for sales demonstration and engineering development purposes and additional capital expenditures related to research, development and engineering, sales and service and management information systems. As a result of these capital expenditures, the Company's depreciation and amortization costs are anticipated to increase significantly and may negatively impact the Company's results of operations in the event of a further downturn in the Company's business cycles.

The development and manufacture of new lithography systems and enhancements are highly capital-intensive. In order to remain competitive, the Company must continue to make significant expenditures for capital equipment, sales, service, training and support capabilities, investments in systems, procedures and controls, expansion of operations and research and development, among many items. The Company expects that cash flow from operations, its cash, cash equivalents and short-term investments and funds available under its lines of credit will be sufficient to meet the Company's cash requirements for the next twelve months. Beyond the next twelve months, the Company may require additional equity or debt financing to address its working capital or capital equipment needs. Additionally, the Company may in the future pursue acquisitions of complementary product lines, technologies, or businesses, such as the acquisition of the assets of Lepton.

Future acquisitions by the Company may result in potentially dilutive issuances of equity securities, the incurrence of debt and contingent liabilities and amortization expenses related to goodwill and other intangible assets, which could materially adversely affect any Company profitability. In addition, acquisitions involve numerous risks, including difficulties in the assimilation of the operations, technologies and products of the acquired companies; the diversion of management's attention from other business concerns; risks of entering markets in which the Company has no or limited direct prior experience; and the potential loss of key employees of the acquired company. In the event that such an acquisition does occur, there can be no assurance as to the effect thereof on the Company's business or operating results. Additionally, the Company is experiencing increased interest in its equipment leasing program. Continued success of this strategy may result in the further formation of significant long-term receivables and would require the use of substantial amounts of working capital. To the extent that the Company's financial resources are insufficient to fund the Company's activities; additional funds will be required. There can be no assurance that additional financing will be available on reasonable terms or at all.

ADDITIONAL RISK FACTORS

CYCLICALITY OF SEMICONDUCTOR AND MAGNETIC RECORDING HEAD INDUSTRIES    The
Company's business depends in significant part upon capital expenditures by manufacturers of semiconductors and thin film head magnetic recording devices, which in turn depend upon the current and anticipated market demand for such devices and products utilizing such devices. The semiconductor industry is highly cyclical and historically has experienced recurring periods of oversupply, as evidenced by the current downturn in the semiconductor capital equipment industry. This has, from time to time, resulted in significantly reduced demand for capital equipment including the systems manufactured and marketed by the Company. The Company believes that markets for new generations of semiconductors will also be subject to similar fluctuations. In the past, the semiconductor industry has experienced significant growth, which, in turn, has caused significant growth in the capital equipment industry. However, the semiconductor industry has more recently experienced a cyclical downturn, and this has resulted in a significant reduction in capital spending. The Company has recently experienced cancellation of purchase orders, shipment delays and purchase order restructurings by several of its customers and there can be no assurance that this trend will not continue in the future. Accordingly, the Company can give no assurance that it will be able to achieve or maintain its current level of sales. Based on present market conditions and nonlinearity of system shipments, the Company presently expects that future quarterly comparisons, through at least the fourth quarter of 1997, will indicate a period-over-comparable period decline in the Company's net sales and may result in a decline in sales relative to the quarter ended September 30, 1997. Additionally, sales for the quarter ended December 31, 1997 may indicate a sequential decline in sales relative to the quarter ended September 30, 1997.

During 1996 and 1995, approximately 40% and 30%, respectively, of the Company's net sales were derived from sales to thin film head manufacturers and micromachining customers. During the nine month period ended September 30, 1997, sales to thin film head manufacturers and micromachining customers represented approximately 50% of the Company's net sales, as compared with 40% during the comparable period a year ago. Although the thin film head segment of the magnetic recording head industry has recently experienced significant growth, the Company expects that the thin film head market segment may not sustain such a growth rate in the future. The Company has recently experienced a decline in orders from customers in the thin film head market. Additionally, several companies within the thin film head and disc drive industries have recently announced lower than expected earnings or have announced the possibility of future restructuring or other charges. The Company believes these events may indicate that the thin film head and disc drive industries may have excess capacity in the near-term. This could result in lower sales or delays or deferrals of customer orders from these industries, which could materially adversely affect the Company's business, financial conditions and results of operations. Accordingly, sales of its steppers to thin film head manufacturers may decrease in the future. Additionally, the Company is experiencing increased competition in this market from Canon and Nikon. The Company's business and operating results would be materially adversely affected by downturns or slowdowns in the thin film head market or by loss of market share.

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

Japanese IC manufacturers have a dominant share of the worldwide market for certain types of integrated circuits for which the Company's systems are used. In addition, the Japanese stepper manufacturers are well established in the Japanese stepper market, and it is extremely difficult for non-Japanese lithography equipment companies to penetrate the Japanese stepper market. To date, the Company has not established itself as a major competitor in the Japanese IC equipment market and there can be no assurance that the Company will be able to achieve significant sales to Japanese IC manufacturers in the future. See "International sales; Japanese market; Dependence on Local Distributor."

IMPORTANCE OF MIX-AND-MATCH STRATEGY   A principal element of the Company's
strategy is to sell its systems to advanced semiconductor fabrication facilities for mix-and-match applications. This strategy depends, in significant part, upon the recognition by semiconductor manufacturers that costs can be reduced by using the Company's systems to perform exposure on semiconductor process layers requiring feature sizes of 0.65 microns or greater and the willingness of such manufacturers to implement processes to lower manufacturing costs. Many semiconductor fabrication facilities have limited or no experience with integrating lithography tools in the manner necessary for full implementation and acceptance of a mix-and-match manufacturing strategy, and there can be no assurance that semiconductor manufacturers will adopt such a strategy. The Company has designed certain of its systems to operate in a compatible manner with its competitors' reduction steppers, which are used to process layers with feature sizes below 0.65 microns. The successful implementation of the Company's strategy, however, will result in a loss of sales by manufacturers of reduction steppers and will cause these competitors to respond with lower prices, productivity improvements or new technical designs for their systems that eliminate the need for the Company's steppers or make it difficult for Ultratech's systems to attain compatibility with such systems. Also, certain of the Company's competitors, which also manufacture widefield systems, including Nikon and Canon, are shipping their own widefield mix-and-match lithography systems. The introduction, development and sales of such competitive systems could materially adversely affect the Company's business, financial condition and results of operations.

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

INTERNATIONAL SALES; JAPANESE MARKET; DEPENDENCE ON LOCAL DISTRIBUTOR International sales accounted for approximately 53% and 55% of total net sales in 1996 and 1995, respectively. For the first nine months of 1997, international sales accounted for 39% of total net sales, as compared with 51% during the comparable period a year ago. The Company anticipates that international sales, which typically have lower gross margins than domestic sales, principally due to higher field service and support costs, will continue to account for a significant portion of total net sales. As a result, a significant portion of the Company's sales will be subject to certain risks, including unexpected changes in regulatory requirements, difficulty in satisfying existing regulatory requirements, exchange rate fluctuations, tariffs and other barriers, political and economic instability, difficulties in accounts receivable collections, natural disasters, difficulties in staffing and managing foreign subsidiary and branch operations and potentially adverse tax consequences. The Company is also subject to the risks associated with the imposition of legislation and regulations relating to the import or export of semiconductors and magnetic recording head products. The Company cannot predict whether quotas, duties, taxes or other charges or restrictions will be implemented by the United States, Japan or any other country upon the importation or exportation of the Company's products in the future. There can be no assurance that any of these factors or the adoption of restrictive policies will not have a material adverse effect on the Company's business, financial condition and results of operations. Additionally, the Company believes that the severe currency and equity market fluctuations that have been experienced recently by many of the

Asian markets may cause a reduction in orders of the Company's products, particularly in the short-term, which would have a material adverse effect on the Company's business, financial condition and results of operations.

Although the Company has sold a number of its systems to Japanese thin film head manufacturers, to date, the Company has made limited sales of its systems to Japanese semiconductor manufacturers. The Japanese semiconductor market segment is large, represents a substantial percentage of the worldwide semiconductor manufacturing capacity, and is difficult for foreign companies to penetrate. The Company is at a competitive disadvantage with respect to Japanese semiconductor capital equipment suppliers that have been engaged for some time in collaborative efforts with Japanese semiconductor manufacturers. The Company believes that the Japanese companies with which it competes have a competitive advantage because of their dominance of the Japanese market segment. The Company believes that increased penetration of the Japanese market is critical to its financial results and intends to continue to invest significant resources in Japan in order to meet this objective. As part of its strategy to penetrate the Japanese market, in 1993, the Company entered into a distribution agreement with Innotech Corporation, a local distributor of products. Either party can terminate such agreement upon notice of termination. The Company is currently reviewing the manner in which it conducts business in Japan and is contemplating actions which may result in charges against operating results in the fourth quarter of 1997, or subsequent quarters. These charges would consist primarily of expenses incurred by the Company in conjunction with ending its distributor relation with Innotech Corporation, and could adversely impact the Company's results of operations in those periods. There can be no assurance that these restructuring and other one-time charges, if deemed necessary, will result in increased sales and may result in lower sales to the Japanese market, particularly in the near-term. Should the Company fail to achieve significant sales to the Japanese market, its results of operations would be materially adversely impacted. In addition, recently, Japanese semiconductor manufacturers substantially reduced their levels of capital spending on new fabrication facilities and equipment, thereby increasing competitive pressures in the Japanese market segment.

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

Because of the large number of components in the Company's systems, significant delays can occur between a system's introduction and the commencement by the Company of volume production of such systems. The Company has experienced delays from time to time in the introduction of, and technical and manufacturing difficulties with, certain of its systems and enhancements and related software tools and may experience delays and technical and manufacturing difficulties in future introductions or volume production of new systems or enhancements and related software tools. There can be no assurance that the Company will not encounter technical, manufacturing or other difficulties that could delay future introductions or volume production of systems or enhancements. The Company's inability to complete the development or meet the technical specifications of any of its systems or enhancements and related software tools or to manufacture and ship these systems or enhancements and related software tools, such as the Model 4700 stepper, the Model 6700 stepper, the Titan Wafer Stepper, the Saturn Wafer Stepper, the Company's electron beam lithography system and its gas immersion laser doping system, in volume and in time to meet the requirements for manufacturing the future generation of semiconductor or thin film head devices would materially adversely affect the Company's business, financial condition and results of operations. In addition, the Company may incur substantial unanticipated costs to ensure the functionality and reliability of its steppers early in the products' life cycles. If new products have reliability or quality problems, reduced orders or higher manufacturing costs, delays in collecting accounts receivable and additional service and warranty expenses may result. Any of such events may materially adversely affect the Company's business, financial condition and results of operations.

DEVELOPMENT OF NEW PRODUCT LINES; MANAGEMENT OF GROWTH Currently, the Company is devoting significant resources to the development of new products and technologies that are outside of the Company's core businesses (see "Research, Development and Engineering"). The Company anticipates that its expenditures for research, development and engineering will increase significantly during the fourth quarter of 1997, relative to the third quarter, principally as a result of the continued development of these new product lines. During the remainder of 1997, the Company will continue to develop these products and will invest significant additional resources in plant and equipment, inventory, personnel and other costs, to begin production of these products and to provide the marketing, administration and after-sales support required to support these new products. Accordingly, there can be no assurance that gross profit margins and inventory levels will not be adversely impacted in the future by start-up costs associated with the initial production of these new product lines. These start-up costs include, but are not limited to, additional manufacturing overhead, additional inventory reserve requirements and the creation of after-sales support organizations. Additionally, there can be no assurance that operating expenses will not increase, relative to sales, as a result of adding additional marketing and administrative personnel, among other costs, to support the Company's additional products. If the Company is unable to achieve significantly increased net sales or its sales fall below expectations, the Company's operating results will be materially adversely affected until, among other factors, inventory levels and expenses can be reduced.

CUSTOMER CONCENTRATION        Historically, the Company has sold a substantial
number of its systems to a limited number of customers. In 1996, sales to two customers accounted for 17%, and 12% of the Company's net sales. In 1995, sales to one customer accounted for approximately 12% of the Company's net sales. The Company expects that sales to relatively few customers will continue to account for a high percentage of its net sales in the foreseeable future and believes that the Company's financial results depend in significant part upon the success of these major customers and the Company's ability to meet their future capital equipment needs. Although the composition of the group comprising the Company's largest customers may vary from period to period, the loss of a significant customer or any reduction in orders by any significant customer, including reductions due to market, economic or competitive conditions in the semiconductor or magnetic recording head industries or in the industries that manufacture products utilizing integrated circuits or thin film heads, may have a material adverse effect on the Company's business, financial condition and results of operations. The Company's ability to maintain or increase its sales in the future will depend in part upon its ability to obtain orders from new customers as well as the financial condition and success of its customers and the general economy, of which there can be no assurance.

DEPENDENCE ON KEY PERSONNEL        The Company's future operating results depend
in significant part upon the continued contributions of its Chairman and Chief Executive Officer, Arthur W. Zafiropoulo, as well as other officers and other key personnel, many of whom would be difficult to replace. None of such persons has an employment or noncompetition agreement with the Company. The Company does not maintain any life insurance on any of its key persons. The loss of Mr. Zafiropoulo or other key personnel would have a material adverse effect on the business, financial condition and results of operations of the Company. In addition, the

Company's future operating results depend in significant part upon its ability to attract and retain other qualified management, manufacturing, and technical, sales and support personnel for its operations. There may be only a limited number of persons with the requisite skills to serve in these positions and it may become increasingly difficult for the Company to hire such personnel over time. Competition for such personnel is intense, and there can be no assurance that the Company will be successful in attracting or retaining such personnel. The failure to attract or retain such persons would materially adversely affect the Company's business, financial condition and results of operations.

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

YEAR 2000 COMPLIANCE   Many currently installed computer systems and software
products are coded to accept only two digit entries in the date code field. Beginning in the year 2000, these date code fields will need to accept four digit entries to distinguish 21st century dates from 20th century dates. As a result, in less than three years, computer systems and/or software used by many companies may need to be upgraded to comply with such "Year 2000" requirements. Significant uncertainty exists concerning the potential effects associated with such compliance. The Company is currently transitioning to new versions of its management information systems and additional versions will need to be completed by the Company's software vendors, and implemented by the Company, in order to be Year 2000 compliant. Any Year 2000 compliance problem of either the Company or its customers could result in a material adverse effect on the Company's business, operating results and financial condition.

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

PART II:  OTHER INFORMATION


ITEM 1.   LEGAL PROCEEDINGS.  None.

ITEM 2.   CHANGES IN SECURITIES.   None.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES.   None.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.   None.

ITEM 5.   OTHER INFORMATION.

          During the third quarter of 1997, Mr. Joe Parkinson resigned from the Board of Directors in order to devote more time to his professional endeavors.

          Mr. Larry R. Carter, Vice President of Finance and Administration, Chief Financial Officer and Secretary of Cisco Systems, Inc. joined the Company's Board of Directors during the third quarter of 1997.

          Mr. Thomas D. "Tommy" George, Ph.D., retired and former President and General Manager of Motorola's semiconductor products sector joined the Company's Board of Directors during the fourth quarter of 1997.

          Mr. Joel Gemunder, President of Omnicare, Inc. joined the Company's Board of Directors during the fourth quarter of 1997.

          The Company canceled its $25 million line of credit with Wells Fargo Bank during the third quarter of 1997.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

          (a) EXHIBITS

          Exhibit 11.1   Statement of Computation of Net Income Per Share.

          Exhibit 21.1   Subsidiaries of Registrant

          Exhibit 27     Financial Data Schedule

          (b) REPORTS ON FORM 8-K

          The Company did not file any reports on Form 8-K during the three months ended September 30, 1997.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                             ULTRATECH STEPPER, INC.
-------------------------------------------------------------------------------
                                  (Registrant)



Date:     November 17, 1997             By:  /s/William G. Leunis, III
     ---------------------------             ----------------------------------
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