Form 10-K
period 1997-12-31
ULTRATECH STEPPER INC
filed 1998-03-27
CIK 909791

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED   COMMISSION FILE NUMBER
    DECEMBER 31, 1997               0-22248

                            ------------------------

                            ULTRATECH STEPPER, INC.
                                  (REGISTRANT)

        DELAWARE                94-3169580
    (State or other          (I.R.S. Employer
      jurisdiction         Identification No.)
   of incorporation)

    3050 ZANKER ROAD              95134
  SAN JOSE, CALIFORNIA          (Zip Code)
 (Address of principal
   executive offices)

                 REGISTRANT'S TELEPHONE NUMBER: (408) 321-8835
          Securities registered pursuant to Section 12(b) of the Act:

                                      NONE

          Securities registered pursuant to Section 12(g) of the Act:

                     COMMON STOCK; SERIES A PREFERRED STOCK

                            ------------------------

    Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No ____

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

    The aggregate market value of the voting stock held by non-affiliates of the Registrant, based on the closing price of the Common Stock on March 18, 1998, as reported on the Nasdaq National Market was approximately $344,000,000. Shares of Common Stock held by each officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded from this computation in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

    As of March 18, 1998, the Registrant had 20,857,848 shares of Common Stock outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

1. Portions of the Registrant's Annual Report to Stockholders for the fiscal year ended December 31, 1997 are incorporated into Part II of this Annual Report on Form 10-K.
2. Portions of the Registrant's Proxy Statement for the Annual Meeting of Stockholders to be held on June 3, 1998 are incorporated by reference into
    Part III of this Annual Report on Form 10-K.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

ITEM 1.  BUSINESS

    This Annual Report on Form 10-K may contain, in addition to historical information, certain forward-looking statements that involve significant risks and uncertainties. The Company's actual results could differ materially from the information set forth in any such forward-looking statements. Factors that could cause or contribute to such differences include those discussed below under "Additional Risk Factors", as well as those discussed elsewhere in this Annual Report on Form 10-K.

THE COMPANY

    Ultratech Stepper, Inc. ("Ultratech" or the "Company") develops, manufactures and markets photolithography equipment designed to reduce the cost of ownership for manufacturers of integrated circuits, thin film magnetic recording devices and micromachined components. The Company supplies step-and-repeat systems based on one-to-one ("1X") optical technology to customers located throughout the United States, Europe, Asia/Pacific and Japan. Ultratech believes that its steppers offer cost and certain performance advantages, as compared with competitors' reduction steppers, to semiconductor device manufacturers for applications involving line geometries of 0.65 microns or greater ("noncritical feature sizes") and to thin film head manufacturers. The Company's steppers do not currently address applications involving line geometries of less than 0.65 microns ("critical feature sizes"). The Company's steppers are used in "mix-and-match" applications to complement reduction steppers and step-and-scan systems in advanced semiconductor device fabrication. The Company's steppers also are used as replacements for scanners in existing fabrication facilities to enable semiconductor manufacturers to extend the useful life and increase the capabilities of their facilities. In addition, the Company's steppers are used to manufacture high volume, low cost semiconductors used in a variety of applications such as telecommunications, automotive control systems and consumer electronics. Ultratech also supplies photolithography systems to thin film head manufacturers and believes that its steppers offer advantages over certain competitive reduction lithography tools with respect to field size, throughput, specialized substrate handling and cost. Additionally, the Company supplies photolithography equipment to the micromachining market, where certain technical features such as high resolution at g-line wavelengths and superior depth of focus are seen as offering advantages over competitive tools.

    During the quarter ended December 31, 1997, the Company shipped its first UltraBeam model V2000 electron beam pattern generation system based on vector-scan technology for use in the development and production of photomasks for the integrated circuit industry. The Company acquired this technology in February 1997 when it acquired the assets of Lepton, Inc.

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

    Since the introduction of the earliest photolithography tools for IC manufacturing in the early 1960s, a number of tools have been introduced to enable manufacturers to produce increasingly complex devices that incorporate progressively finer line widths. In the late 1970s, photolithography tools known as step-and-repeat projection aligners, or steppers, were introduced. Unlike prior tools, such as contact printers which required the photomask to physically contact the wafer in order to transfer the entire pattern during a single exposure, and scanners, which transferred the device image by scanning a narrow slit of light across the entire photomask and wafer in a single, continuous motion, steppers expose only a small square or rectangular portion of the wafer in a single exposure, then move or "step" to an adjacent site to repeat the exposure. This stepping process is repeated as often as necessary until the entire wafer has been exposed. By imaging a small area, steppers are able to achieve finer resolution and better alignment between the multiple device layers and higher yield and productivity in certain devices than possible with earlier tools. Since the late 1980s, 1X steppers have become a critical tool for the fabrication of thin film heads because of their performance characteristics. Thin film heads are devices that form the small read/write component in the most advanced disk drives and have enabled disk drives to increase in speed and memory capacity and perform more efficiently. Steppers are currently the predominant lithography tools used in the manufacture of devices such as ICs and TFHs.

    According to VLSI Research, Inc. ("VLSI"), a semiconductor industry market research firm, the two principal types of steppers currently in use are reduction steppers, which are the most widely used steppers, and one-to-one steppers. Reduction steppers, which typically have reduction ratios of five-to-one, are tools in which the photomask pattern containing the design is typically five times larger than the device pattern that is to be exposed on the wafer surface. Additionally, step-and-scan systems have been introduced recently in order to address device sizes of .18 micron and below. In contrast to steppers, which expose the entire field in a single exposure, step-and-scan systems scan across the field until the entire field is exposed.

    The Company believes that one of the fastest growing segments of the photolithography equipment market is reduction steppers and step-and-scan systems that use a deep ultra-violet light source ("DUV"). The lower DUV wavelength allows IC manufacturers to produce critical geometries of .25 microns and below. The Company does not presently offer products for or compete in this market. However, the Company markets certain of its products in mix-and-match applications with these lithography systems.

    The principal advantage of reduction steppers and step-and-scan systems is that they may be used in manufacturing steps requiring critical feature sizes and are therefore necessary for manufacturing advanced ICs. One-to-one steppers, on the other hand, are tools in which the photomask containing the design is the same size as the device pattern that is exposed on the wafer surface. Current one-to-one steppers, unlike current reduction steppers, are based on different technology which incorporates both reflective and refractive elements in its optical lens imaging system that, although highly sophisticated in design, is much simpler than a current reduction stepper's lens imaging system which incorporates only refractive elements. As a result, current 1X steppers are generally less expensive than current reduction steppers required for critical feature sizes. Because of their optical design, 1X steppers typically are also able to expose larger areas and deliver greater energy to the wafer surface, which generally results in higher throughput than is achievable with most reduction steppers required for critical feature sizes. One-to-one steppers, however, are currently limited to use in manufacturing steps involving noncritical feature sizes. Accordingly, the Company believes that sales of its systems are highly dependent upon capacity expansions by its customers. Competitors to Ultratech have also introduced their own mix-and-match steppers to complement their critical layer tools. Additionally, the Company believes that competition for the mix-and-match business has increased due to the ability of manufacturers of reduction steppers to mix-and-match their systems with step-and-scan systems. See "Risk Factors: Importance of Mix-and-Match Strategy."

    In recent years, the complexity of ICs has increased significantly while, at the same time, product cycles have shortened and the price per function of such devices has continued to decline. As device complexity has increased, the device geometries have continued to shrink, which in turn has increased the need for tools such as reduction steppers that are capable of imaging critical feature sizes. For example, fabrication of a 64-megabit dynamic random access memory ("DRAM") device with a minimum feature size of 0.35 microns involves an average of 22-25 mask levels and approximately 600 process steps. Certain mask levels in the fabrication of advanced devices require photolithography equipment such as reduction steppers and step-and-scan systems that are capable of imaging lines with critical feature sizes. A majority of the masking layers in such devices, however, only require photolithography tools capable of imaging lines with noncritical feature sizes. In addition, many IC devices, such as application specific integrated circuits ("ASICs") used in various applications including telecommunications, consumer electronics and automotive control systems, can be manufactured using 1X steppers for the masking layers. Most advanced thin film head devices, which currently require noncritical feature size imaging, are manufactured using 1X steppers for the masking layers. However, the Company believes that future thin film head device manufacturing may involve certain steps that require critical feature size imaging.

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

PRODUCTS

    The Company currently offers three different series of systems for use in the semiconductor fabrication process: the model 1500 and 1500 MVS Series, which address the markets for scanner replacement and high volume/low cost semiconductor fabrication; the Saturn Wafer Stepper-TM- Family, which addresses the market for mix-and-match in advanced semiconductor fabrication; and the Titan Wafer Stepper-TM- Family, which addresses the market for photosensitive polyimide applications, bump processing for flip chip devices, as well as the markets for scanner replacement and high volume/low cost semiconductor fabrication. These steppers currently offer feature size capabilities ranging from 1.4 microns to 0.65 microns and typically range in price from $800,000 to $2.1 million. The model 1500 Series and the Titan Wafer Stepper Family offer g- and h-line illumination specifications. The Saturn Wafer Stepper Family features an i-line illumination specification that is designed to make them compatible with advanced i-line reduction steppers. The Company shipped its first Saturn Wafer Stepper in the fourth quarter of 1995. The Saturn Wafer Stepper Family, with its 0.65 micron capability, extends mix-and-match applications to the 64/256-megabit dynamic random access memories and equivalent logic technology. The Titan Wafer Stepper Family addresses, among other markets, an application called photosensitive polyimide processing. This process is used in the protective layer, between the inside of the device package and the active device. Because it reduces the thickness of integrated circuits, this process is useful for devices mounted on credit cards and can also be used in a number of "micro" applications, such as laptop or palmtop computers. The polyimide process is also commonly used in the manufacture of advanced DRAMs and microprocessors. The primary advantage of a photosensitive polyimide process is that it reduces process steps required in the fabrication of these devices. The Saturn and Titan wafer stepper families are also used for bump processing. The Saturn or Titan stepper is used in conjunction with electroplating to produce a pattern of bumps, or metal connections, on the bond pads of the die for flip chip devices. This pattern can be placed in a tight array across the entire die, as opposed to the conventional method of wire bonding which is limited to the periphery of the die. This allows manufacturers to shrink the die size. The flip chip device can then be placed in a small outline package or directly on a printed circuit board.

    The Company offers four different series of systems for use in the fabrication of thin film heads: the model 1700 Series, which is the most widely used stepper for the TFH market; the model 2700 Series, which is designed to meet the need for improved performance; the model 4700, which provides manufacturers the ability to print rowbars with a single exposure, further enhancing both yields and magnetic recording head performance; and the model 6700, which extends the model 4700 capabilities into the submicron range by utilizing i-line exposure. In addition, the Company provides three steppers capable of patterning features on rowbars utilizing an alternate alignment system (Machine Vision System, or "MVS"). The model 1700 MVS and 1700 ABS are used to expose the Air Bearing Surface (ABS) pattern, while the model 1800 extends capabilities to much smaller submicron patterns used for pole trimming. The Company's TFH steppers offer feature size capabilities ranging from 2.0 to
 .65 microns and typically range in price from $800,000 to $2.1 million.

    The Company also offers photolithography equipment for use in the micromachining market. Micromachining combines electronics with mechanics in small devices for detection and control of a wide variety of parameters. Examples include accelerometers used to activate air bags in automobiles, and membrane pressure sensors used in industrial control systems. These micromachined devices are manufactured on silicon substrates using photolithographic techniques similar to those used for manufacturing semiconductors and thin film head devices. The Company's model 1500 and 1500 MVS Series and the Saturn Wafer Stepper Family offer resolution and depth of focus advantages to the manufacturers of micromachined devices.

    Additionally, in December 1997, the Company shipped its first UltraBeam model V2000 electron beam pattern generation system based on vector-scan technology for use in the development and production of photomasks for the IC industry. This product has an approximate price range of $6 million to $9 million. The model V2000 system addresses the production requirements of photomasks for .25 micron design rule and below. Using the vector/raster-scan technology employed by the Company, the electron beam moves directly to those areas of the photomask that are to be exposed, bypassing unexposed areas, and then rasters in the area to be exposed. In contrast, alternative technologies use an electron beam that is scanned continuously back and forth over the entire photomask. Key specifications for the model V2000 system include overlay of 25 nanometers, CD uniformity of 35 nanometers, CD linearity of 20 nanometers and a maximum writing rate of 500 MHz. These specifications will vary depending on the customer application. The Company believes that its V2000 system will offer certain cost and productivity advantages, as compared with certain competitive systems.

    The Company also sells upgrades and refurbishments to certain older product lines in its installed base. These refurbished older systems typically have a purchase price significantly less than the purchase price for the Company's newer systems.

    The year of introduction and major features of the Company's current stepper systems are set forth below:

                                                                                                          THROUGHPUT
                                                                     FIELD SIZE SPECIFICATIONS
                                                                   ------------------------------  SPECIFICATIONS* (WAFERS
                                                                                    MAXIMUM AREA          PER HOUR)
                                            YEAR OF      FEATURE    MAXIMUM AREA       SQUARE      ------------------------
             PRODUCT LINE                INTRODUCTION     SIZE     RECTANGLE (MM)       (MM)         6 INCH       8 INCH
---------------------------------------  -------------  ---------  --------------  --------------  -----------  -----------
SEMICONDUCTOR/MICRO-MACHINING:
1500 Series............................         1988        1.0mm    34.2 x 13.6     18.0 x 18.0           55           30
                                                1989        0.8mm    31.8 x 11.5     15.5 x 15.5           45           25
1500 Series MVS........................         1997        1.0mm    34.2 x 13.6     18.0 x 18.0           50           25
                                                1997        0.8mm    31.8 x 11.5     15.5 x 15.5           40           20
Saturn Wafer Stepper Family:
  Saturn I.............................         1997        1.0mm    44.0 x 22.0     26.7 x 26.7           90           80
  Saturn II............................         1997       0.75mm    44.0 x 22.0     26.7 x 26.7           90           80
  Saturn III...........................         1997       0.65mm    44.0 x 22.0     25.2 x 25.2           90           80
Titan Wafer Stepper Family:
  Titan I..............................         1997        1.4mm    50.0 x 25.0     27.4 x 27.4          103           88
  Titan II.............................         1997       0.75mm    44.0 x 22.0     26.7 x 26.7           90           85
  Titan III............................         1997       0.65mm    44.0 x 22.0     25.2 x 25.2           90           85
PHOTOMASK:
UltraBeam V2000........................         1997       0.65mm            n/a             n/a          n/a          n/a
THIN-FILM HEAD:
1700 Series............................         1991        1.2mm    34.2 x 13.6     18.0 x 18.0           70           50
                                                1991        1.0mm    34.2 x 13.6     18.0 x 18.0           70           50
1700 MVS...............................         1995        1.0mm    34.2 x 13.6     18.0 x 18.0          n/a          n/a
1700 ABS...............................         1997        2.0mm    30.0 x 10.0             n/a          n/a          n/a
1800...................................         1997        0.8mm    28.0 x  2.0             n/a          n/a          n/a
2700 Series............................         1992        1.2mm    34.2 x 13.6     18.0 x 18.0           78           68
                                                1992        1.0mm    34.2 x 13.6     18.0 x 18.0           78           68
4700...................................         1994        1.0mm    55.0 x 18.0     26.7 x 26.7           98           92
6700...................................         1996       0.65mm    55.0 x 18.0     26.7 x 26.7           96           90
6800...................................         1997       0.75mm    55.0 x 18.0     26.7 x 26.7           98           92

------------------------

* Actual throughput varies depending upon customer application.

RESEARCH, DEVELOPMENT AND ENGINEERING

    The semiconductor and magnetic recording head manufacturing industries are subject to rapid technological change and new product introductions and enhancements. The Company believes that continued and timely development and introduction of new and enhanced systems are essential for the Company to maintain its competitive position. The Company has made a substantial investment in the research and development of its core optical technology, which the Company believes is critical to its financial results. The Company intends to continue to develop its technology and to develop innovative products and product features to meet customer demands. Current engineering projects include the continued development, documentation and transition to commercial manufacturing of the UltraBeam model V2000 electron beam pattern generation system, continued research and development of the Verdant Technologies' (a wholly-owned subsidiary of Ultratech Stepper) system for advanced thermal processing and creation of ultrashallow junctions (formerly referred to as the Company's PGILD project), continued development and documentation of the Saturn Wafer Stepper Family and model 6700 wafer stepper, and development of larger and more flexible optical systems. Other research and development efforts are currently focused on reliability improvement; manufacturing cost reduction; year 2000 compliance; and performance enhancement and development of new features for existing systems, both for inclusion in the Company's systems and to meet specific customer order requirements. These research and development efforts are undertaken, principally, by the Company's research, development and engineering organizations and costs are generally expensed as incurred. Other operating groups within the Company support the above referenced research, development and engineering efforts, and the associated costs are charged to these organizations as incurred. The Company also has programs devoted to the development of new photolithography systems, including new generations of photolithography systems for existing and new markets, enhancements and extensions of existing photolithography systems for existing and new markets and custom engineering for specific customers.

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

    The Company has historically devoted a significant portion of its financial resources to research and development programs and expects to continue to allocate significant resources to these efforts in the future. As of December 31, 1997, the Company had approximately 129 full-time employees engaged in research, development, and engineering. For 1997, 1996 and 1995, total research, development, and engineering expenses were approximately $26.4 million, $27.2 million and $22.7 million, respectively, and represented 17.9%, 14.1% and 14.4% of the Company's net sales, respectively.

SALES AND SERVICE

    The Company markets and sells its products in the United States and Europe principally through its direct sales organization. The Company sells its products in the Asia/Pacific region primarily through outside sales organizations. In December 1997, the Company terminated its relationship with its Japanese distributor, Innotech Corporation. The Company is presently in the process of establishing a direct sales force in Japan. This strategy is anticipated to contribute to higher selling, general and administrative expenses in 1998, relative to 1997, related to transitional costs as well as higher ongoing expenses. See "Risk Factors: International Sales; Japanese Market."

    Ultratech's service personnel are based throughout the United States, Europe, Asia/Pacific and Japan. The Company currently leases four sales and service offices in the United States outside of California, maintains subsidiaries in the United Kingdom, Japan and Thailand and leases offices for its branches in Korea and Taiwan to service equipment and support customers in such locations. As part of its customer service, Ultratech maintains an on-line computerized network of the Company's parts inventory in the United States, Europe and Japan.

    The Company believes that as semiconductor and thin film head manufacturers produce increasingly complex devices, they will require a higher degree of support. Reliability, performance, yield, cost, uptime and mean time between failure are increasingly important factors by which customers evaluate potential suppliers of photolithography equipment. The Company believes that the strength of its worldwide service and support organization is an important factor in its ability to sell its systems, maintain customer loyalty and reduce the maintenance costs of its systems. In addition, the Company believes that working with its suppliers and customers is necessary to ensure that the Company's systems are cost effective, technically advanced and designed to satisfy customer requirements.

    The Company supports its customers with field service, technical service engineers and training programs. The Company provides its customers with comprehensive support and service before, during and after delivery of its systems. To support the sales process and to enhance customer relationships, the Company works closely with prospective customers to develop hardware and software test specifications and benchmarks, and often designs customized applications to enable prospective customers to evaluate the Company's equipment for their specific needs. Prior to shipment, Ultratech's support personnel typically assist the customer in site preparation and inspection, and typically provide customers with training at the Company's facilities or at the customer's location. The Company currently offers to its customers various courses of instruction on the Company's systems, including instructions in system hardware and software tools for optimizing the Company's systems. The Company's customer training program also includes instructions in the maintenance of the Company's systems. The Company's field support personnel work with the customer's employees to install the system and demonstrate system readiness. Technical support is also available through on-site Company personnel.

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

MANUFACTURING

    The Company performs all of its manufacturing activities (final assembly, system testing and certain subassembly) in clean room environments totaling approximately 40,000 square feet. These facilities are located in California and New Jersey. Performing manufacturing operations in California exposes the Company to a higher risk of natural disasters, particularly floods and earthquakes.

    The Company's manufacturing activities consist of assembling and testing components and subassemblies, which are then integrated into finished systems. The Company is relying increasingly on outside vendors and subcontractors to manufacture certain components and subassemblies. This strategy has enabled the Company to increase its manufacturing capacity. The Company orders one of the most critical components of its technology, the glass for its lenses, from suppliers on purchase orders. The Company then designs the lenses and provides the lens specifications to other suppliers that grind the lenses. The Company then assembles and tests the optical lenses in its metrology laboratory. The Company has recorded the critical parameters of each of its optical lenses sold since 1982 and believes that such information enables it to supply lenses to its customers that match the characteristics of its customers' existing lenses. Prior to shipment, the customer's engineers may perform acceptance tests at Ultratech's facility. After passing the acceptance test, the system is packaged in the clean room environment and prepared for shipment.

    The Company procures certain of its critical systems' components, subassemblies and services from a single supplier or a limited group of suppliers in order to ensure overall quality and timeliness of delivery. To date, the Company has been able to obtain adequate services and supplies of components and subassemblies for its systems in a timely manner. However, disruption or termination of certain of these sources, due to year 2000 compliance issues or other factors, could have a material adverse effect on the Company's business, financial condition and results of operations. The Company's reliance on sole or a limited group of suppliers and the Company's increasing reliance on subcontractors involve several risks, including a potential inability to obtain an adequate supply of required components and reduced control over pricing, quality and timely delivery of components. Although the timeliness, yield and quality of deliveries to date from the Company's subcontractors have been acceptable, manufacture of certain of these components and subassemblies is an extremely complex process, and long lead times are required. Any inability to obtain adequate deliveries or any other circumstance that would require the Company to seek alternative sources of supply or to manufacture such components internally could significantly increase manufacturing costs and could delay the Company's ability to ship its products, which could damage relationships with current and prospective customers and therefore would have a material adverse effect on the Company's business, financial condition and results of operations.

    The Company maintains a company-wide quality program that it believes has a direct effect on its results of operations. The intent of the program is to provide continuous improvement in the Company's steppers and services to meet customer requirements. The Company trains all of its employees in basic quality skills and regularly participates in quality sharing meetings with other equipment manufacturers and customer quality audits of procedures and personnel. The Company achieved ISO 9001 certification in 1996, and has maintained this certification uninterrupted through this report date.

COMPETITION

    The capital equipment industry in which the Company competes is intensely competitive. A substantial investment is required to install and integrate capital equipment into a semiconductor or thin film head production line. The Company believes that once a device manufacturer has selected a particular vendor's capital equipment, the manufacturer generally relies upon that equipment for the specific production line application and, to the extent possible, subsequent generations of similar products. Accordingly, it is difficult to achieve significant sales to a particular customer once another vendor's capital equipment has been selected. The Company experiences intense competition worldwide from a number of leading foreign and domestic manufacturers, such as Nikon, Canon, ASM Lithography, Ltd. ("ASML") and Silicon Valley Group, Inc., all of which have substantially greater financial, marketing, technical and other resources than the Company. Nikon supplies a 1X stepper for use in the manufacture of liquid crystal displays and both Canon and Nikon offer reduction steppers for thin film head fabrication. The Company believes that future thin film head production may involve manufacturing steps that require critical feature sizes. The Company's current steppers do not address device layers below .65 microns. In addition, Nikon and Canon are shipping their own widefield mix-and-match lithography systems and ASML has recently introduced an i-line step-and-scan system for mix-and-match with their DUV step-and-scan systems. (See: "Additional Risk Factors: Importance of Mix-and-Match Strategy"). Additionally, ASML has recently announced their intent to compete in the low-cost lithography market. The Company's UltraBeam model V2000 electron beam pattern generation system competes against systems produced by ETEC Systems, Inc.; Hitachi, Ltd.; Leica Camera AG; and JEOL, Ltd. In addition, the Company believes that the high cost of developing new lithography tools has caused its competitors to collaborate with customers and other parties in various areas such as research and development, manufacturing and marketing, thereby resulting in a combined competitive threat with significantly enhanced financial, technical and other resources. The Company expects its competitors to continue to improve the performance of their current products. These competitors have stated that they will introduce new products with improved price and performance characteristics that will compete directly with the Company's products. This could cause a decline in sales or loss of market acceptance of the Company's steppers, and thereby materially adversely affect the Company's business, financial condition and results of operations. There can be no assurance that enhancements to, or future generations of, competing products will not be developed that offer superior cost of ownership and technical performance features. The Company believes that to be competitive, it will require significant financial resources in order to continue to invest in new product development, features and enhancements, to introduce next generation stepper systems on a timely basis, and to maintain customer service and support centers worldwide. In marketing its products, the Company will also face competition from vendors employing other technologies, such as excimer lasers and phase-shift mask technology, which may extend the capabilities of competitive products beyond their current limits or increase their productivity. In addition, increased competitive pressure could lead to intensified price-based competition, resulting in lower prices and margins, which would materially adversely affect the Company's business, financial condition and operating results. There can be no assurance that the Company will be able to compete successfully in the future.

    Japanese IC manufacturers have a significant share of the worldwide market for certain types of ICs for which the Company's systems are used. However, the Japanese stepper manufacturers are well established in the Japanese stepper market, and it is extremely difficult for non-Japanese lithography equipment companies to penetrate the Japanese stepper market. To date, the Company has not established itself as a major competitor in the Japanese IC equipment market and there can be no assurance that the Company will be able to achieve significant sales to Japanese IC manufacturers in the future. See "International Sales; Japanese Market."

INTELLECTUAL PROPERTY RIGHTS

    Although the Company attempts to protect its intellectual property rights through patents, copyrights, trade secrets and other measures, it believes that any success will depend more upon the innovation, technological expertise and marketing abilities of its employees. Nevertheless, the Company has a policy of seeking patents when appropriate on inventions resulting from its ongoing research and development and manufacturing activities. The Company owns various United States and foreign patents, which expire on dates ranging from July 2000 to May 2016, and has various United States and foreign patent applications pending. The Company also has various registered trademarks and copyright registrations covering mainly software programs used in the operation of its stepper systems. The Company also relies upon trade secret protection for its confidential and proprietary information. There can be no assurance that the Company will be able to protect its technology adequately or that competitors will not be able to develop similar technology independently. There can be no assurance that any of the Company's pending patent applications will be issued or that foreign intellectual property laws will protect the Company's intellectual property rights. In addition, litigation may be necessary to enforce the Company's patents, copyrights or other intellectual property rights, to protect the Company's trade secrets, to determine the validity and scope of the proprietary rights of others or to defend against claims of infringement. Such litigation could result in substantial costs and diversion of resources and could have a material adverse effect on the Company's business, financial condition and results of operations, regardless of the outcome of the litigation. There can be no assurance that any patent issued to the Company will not be challenged, invalidated or circumvented or that the rights granted thereunder will provide competitive advantages to the Company. Furthermore, there can be no assurance that others will not independently develop similar products, duplicate the Company's products or, if patents are issued to the Company, design around the patents issued to the Company.

    Although there are no pending lawsuits against the Company regarding infringement claims with respect to any existing patents or any other intellectual property rights, the Company has in the past been notified of claims that it may be infringing intellectual property rights possessed by third parties. The Company has in the past been notified in prior years by certain customers that the Company may be obligated to defend or settle claims that the Company's products infringe any of such patents and, in the event it is subsequently determined that the customer infringes any of such patents, they intend to seek reimbursement from the Company for damages and other expenses resulting from this matter.

    There can be no assurance that infringement claims by third parties or claims for indemnification resulting from infringement claims will not be asserted in the future, or that such assertions will not materially adversely affect the Company's business, financial condition and results of operations, regardless of the outcome of any litigation. With respect to any such future claims, the Company may seek to obtain a license under the third party's intellectual property rights. There can be no assurance, however, that a license will be available on reasonable terms or at all. The Company could decide, in the alternative, to resort to litigation to challenge such claims. Such challenges could be extremely expensive and time consuming and could materially adversely affect the Company's business, financial condition and results of operations, regardless of the outcome of any litigation.

ENVIRONMENTAL REGULATIONS

    The Company is subject to a variety of governmental regulations relating to the use, storage, discharge, handling, emission, generation, manufacture and disposal of toxic or other hazardous substances used to manufacture the Company's systems. The Company believes that it is currently in compliance in all material respects with such regulations and that it has obtained all necessary environmental permits to conduct its business. Nevertheless, the failure to comply with current or future regulations could result in substantial fines being imposed on the Company, suspension of production, alteration of the manufacturing process or cessation of operations. Such regulations could require the Company to acquire expensive remediation equipment or to incur substantial expenses to comply with environmental regulations. Any failure by the Company to control the use, disposal or storage of, or adequately restrict the discharge of, hazardous or toxic substances could subject the Company to significant liabilities.

CUSTOMERS, APPLICATIONS AND MARKETS

    The Company sells its systems to semiconductor, photomask, thin film head and micromachining manufacturers located throughout the United States, Europe, Asia/Pacific and Japan. Semiconductor manufacturers have purchased the model 1500 Series steppers, the Saturn Wafer Stepper Family, and the Titan Wafer Stepper Family for the fabrication of microprocessors, microcontrollers, DRAMs and ASICs. Such systems are used in mix-and-match environments with other lithography tools, as replacements for scanners and contact printers, in start-up fabrication facilities, in packaging for ultrathin and flip chip applications and for high volume, low cost noncritical feature size semiconductor production. Thin film head manufacturers have purchased the model 1700 Series steppers, the model 2700 Series steppers, the model 4700 stepper and the model 6700 stepper because of their advantages in yield, throughput and overall cost of ownership. Manufacturers of micromachined components have purchased the model 1500 Series steppers and Saturn/Titan wafer stepper families because of high throughput and flexible field size advantages along with cost-effective, submicron imaging capabilities. Additionally, during December of 1997 the Company shipped its first UltraBeam model V2000 electron beam lithography system to a developer and manufacturer of photomasks for the IC industry.

    Historically, Ultratech has sold a substantial portion of its systems to a limited number of customers. In 1997, sales to two customers accounted for 14% and 10% of the Company's net sales. In 1996, sales to two customers accounted for approximately 17% and 12% of the Company's net sales. In 1995, sales to one customer accounted for approximately 12% of the Company's net sales. The Company expects that sales to relatively few customers will continue to account for a high percentage of its net sales in the foreseeable future and believes that the Company's financial results depend in significant part upon the success of these major customers, and the Company's ability to meet their future capital equipment needs. Although the composition of the group comprising the Company's largest customers may vary from period to period, the loss of a significant customer or any reduction in orders by any significant customer, including reductions due to market, economic or competitive conditions in the semiconductor or magnetic recording head industries or in the industries that manufacture products utilizing integrated circuits or thin-film heads, may have a material adverse effect on the Company's business, financial condition and results of operations. The Company's ability to increase its sales in the future will depend in part upon its ability to obtain orders from new customers as well as the financial condition and success of its customers and the general economy, of which there can be no assurance. See "Cyclicality of Semiconductor and Magnetic Recording Head Industries."

    Sales of the Company's systems depend, in significant part, upon the decision of a prospective customer to increase manufacturing capacity or to restructure current manufacturing facilities, either of which typically involves a significant commitment of capital. In view of the significant investment involved in a system purchase, the Company has experienced and may continue to experience delays following initial qualification of the Company's systems as a result of delays in a customer's approval process. For this and other reasons, the Company's systems typically have a lengthy sales cycle during which the Company may expend substantial funds and management effort in securing a sale. Lengthy sales cycles subject the Company to a number of significant risks, including inventory obsolescence and fluctuations in operating results, over which the Company has little or no control. See "Fluctuations in Operating Results; Limited System Sales; Customer Concentration."

    During 1997, 1996 and 1995, international sales accounted for 33%, 53% and 55% of net sales, respectively. The Company believes that the severe currency and equity market fluctuations that have been experienced recently by many of the Asian markets will cause a further reduction in orders of the Company's products, particularly in the short-term, which will have a material adverse effect on the Company's business, financial condition and results of operations. The Company's international system sales are typically denominated in United States dollars or dollar equivalents. For financial information concerning foreign and domestic operations and export sales, please refer to Note 13 of the Ultratech Stepper, Inc. Consolidated Financial Statements, incorporated by reference from page 44 of the Company's Annual Report to Stockholders. See "Risk
Factors: International Sales; Japanese Market."

BACKLOG

    The Company schedules production of its systems based upon order backlog, informal customer commitments and general economic forecasts for its targeted markets. The Company includes in its backlog all customer orders for its one-to-one reflective and refractive optical technology systems for which it has accepted purchase order numbers and assigned shipment dates within six months, all customer orders for its electron beam lithography systems for which it has accepted purchase order numbers and assigned shipment dates within one year, as well as all orders for service, spare parts and upgrades. All orders are subject to cancellation or rescheduling by the customer with limited or no penalties. Because of orders received for systems to be shipped in the same quarter in which the order is received, possible changes in system delivery schedules, cancellations of orders and potential delays in system shipments, the Company's backlog at any particular date may not necessarily be representative of actual sales for any succeeding period. As of December 31, 1997, the Company's backlog was approximately $65.6 million, compared with approximately $81.3 million as of December 31, 1996.

EMPLOYEES

    At December 31, 1997, the Company had approximately 576 full-time employees, including 129 engaged in research, development, and engineering, 45 in sales and marketing, 173 in customer service and support, 164 in manufacturing and 65 in general administration and finance. The Company believes any future success, should it occur, would depend, in large part, on its ability to attract and retain highly skilled employees. None of the employees of the Company is covered by a collective bargaining agreement. The Company considers its relationships with its employees to be good.

ADDITIONAL RISK FACTORS

    FLUCTUATIONS IN OPERATING RESULTS; LIMITED SYSTEM SALES; CUSTOMER CONCENTRATION The Company's operating results have fluctuated significantly in the past and will continue to fluctuate significantly in the future depending upon a variety of factors, including cyclicality in the Company's target markets; the timing of significant orders; lengthy sales cycles for the Company's products; the mix of products sold; lengthy manufacturing cycles for the Company's products; lengthy product development cycles for new products; the timing of new product announcements and releases by the Company or its competitors; market acceptance of new products and enhanced versions of the Company's products; manufacturing inefficiencies associated with the startup of new product introductions; customer concentration; ability to volume produce systems and meet customer requirements; patterns of capital spending by customers; product discounts; changes in pricing by the Company, its competitors or suppliers; political and economic instability throughout the world, in particular the Asia-Pacific region; natural disasters (particularly flooding and earthquakes); regulatory changes; business interruptions related to the Company's occupation of its facilities; and various competitive factors including price-based competition and competition from vendors employing other technologies. The Company's gross profit as a percentage of sales has been and will continue to be significantly affected by a variety of factors, including the mix of products sold; nonlinearity of shipments during the quarter; the percentage of international sales, which typically have lower gross margins than domestic sales principally due to higher field service and support costs; increased competition in the Company's targeted markets; the introduction of new products, which typically have higher manufacturing costs until manufacturing efficiencies are realized and are typically discounted more than existing products until the products gain market acceptance; the rate of capacity utilization; and the implementation of subcontracting arrangements.

    The Company derives a substantial portion of its total net sales from sales of a relatively small number of systems, which typically range in price from $800,000 to $2.1 million. Additionally, the Company's Model V2000 electron beam lithography system, first shipped in the quarter ended December 31, 1997, has an approximate price range of $6 million to $9 million. As a result of these sale prices, the timing of recognition of revenue from a single transaction has had and will continue to have a significant impact on the Company's net sales and operating results. The Company's backlog at the beginning of a period typically does not include all of the sales needed to achieve the Company's objectives for that period. In addition, orders in backlog are subject to cancellation, delay, deferral or rescheduling by a customer with limited or no penalties. Consequently, the Company's net sales and operating results for a period have been and continue to depend upon the Company obtaining orders for systems to be shipped in the same period in which the order is received. The Company's business and financial results for a particular period could be materially adversely affected if an anticipated order for even one system is not received in time to permit shipment during the particular period or if orders previously recorded by the Company are deferred or cancelled. Furthermore, a substantial portion of the Company's net sales has historically been realized near the end of each quarter. Accordingly, the failure to receive anticipated orders or delays in shipments near the end of a particular quarter, due, for example, to unanticipated shipment reschedulings, cancellations, delays or deferrals by customers or to unexpected manufacturing difficulties or delays in deliveries by suppliers due to their long production lead times or otherwise, may cause net sales in a particular period to fall significantly below the Company's expectations, which would materially adversely affect the Company's operating results for such period. In particular, the significantly long manufacturing cycles of the Company's linear motor-based steppers, which include the Model 4700 stepper, Model 6700 stepper, Titan Wafer Stepper and Saturn Wafer Stepper, and the long lead time for lenses and other materials, could cause shipments of such products to be delayed from one quarter to the next, which could materially adversely affect the Company's financial condition and results of operations for a particular quarter. Additionally, the Company has very limited experience in the manufacture of its Model V2000 electron beam pattern generation system, and the Company is in the process of documenting the manufacturing processes for this product. The Model V2000 production process is extremely complex and the product has a significantly long manufacturing cycle, which greatly increases the likelihood of delays in shipments from one quarter to the next. Due to the high list price for these systems, shipment delays would materially adversely affect the Company's financial condition and results of operations for a particular quarter if the shipment were delayed to the following quarter. The impact of these and other factors on the Company's sales and operating results in any future period cannot be forecast with certainty.

    Historically, the Company has sold a substantial portion of its systems to a limited number of customers. See "Customers, Applications and Markets." In addition to the business risks associated with the dependence on these major customers, these significant customer concentrations have in the past, and have currently resulted in significant concentrations of accounts receivable and leases receivable. In particular, sales to a relatively few customers in the thin film head industry currently make up a significant portion of the Company's receivables. Recently, the Company has increased its level of customer leasing activity and has granted extended payment terms to many of its customers. The formation of significant and concentrated long-term receivables and the granting of extended payment terms exposes the Company to additional risks, including the risk of default by one or more customers representing a significant portion of the Company's total receivables. If such default were to occur, the Company's business, financial condition and results of operations would be materially adversely affected.

    The Company's business has in prior years been subject to seasonality, although the Company believes such seasonality has been masked in recent years by cyclical trends within the semiconductor and thin film industries. In addition, the need for continued expenditures for research and development, capital equipment purchases and ongoing training and customer service and support worldwide, among other factors, will make it difficult for the Company to reduce its significant operating expenses in a particular period if the Company fails to achieve its net sales goals for the period. Additionally, the Company has recently experienced manufacturing inefficiencies associated with shifts in product demand and underutilization of manufacturing capacity and the Company presently anticipates that these trends will continue for at least the next several quarters. Such continuation would materially adversely affect the Company's business, financial condition and results of operations.

    CYCLICALITY OF SEMICONDUCTOR AND MAGNETIC RECORDING HEAD INDUSTRIES The Company's business depends in significant part upon capital expenditures by manufacturers of semiconductors, photomasks and thin film head magnetic recording devices, which in turn depend upon the current and anticipated market demand for such devices and products utilizing such devices. The semiconductor industry is highly cyclical and historically has experienced recurring periods of oversupply, as evidenced by the current downturn in the semiconductor capital equipment industry. This has, from time to time, resulted in significantly reduced demand for capital equipment including the systems manufactured and marketed by the Company. The Company believes that markets for new generations of semiconductors will also be subject to similar fluctuations. In the past, the semiconductor industry has experienced significant growth, which, in turn, has caused significant growth in the capital equipment industry. However, the semiconductor industry has more recently experienced a cyclical downturn, and this has resulted in a significant reduction in capital spending. The Company has recently experienced cancellation of purchase orders, shipment delays and purchase order restructurings by several of its customers and there can be no assurance that this trend will not continue in the future.

    The Company attempts to mitigate the risk of cyclicality by participating in both the semiconductor and magnetic recording head markets, as well as diversifying into new markets such as photolithography for micromachining and the development of photomasks. Despite such efforts, when one or more of such markets experiences a downturn or slowdown, such as is currently occurring in the semiconductor and thin film head markets, the Company's net sales and operating results can be materially adversely affected, and may even result in net losses for one or more quarters. Accordingly, the Company can give no assurance that it will be able to achieve or maintain its current level of sales. Based on present market conditions in both the semiconductor and thin film head industries, and nonlinearity of system shipments, the Company presently expects that future quarterly comparisons, through at least the second quarter of 1998, will indicate a period-over-comparable period decline in the Company's net sales and net income and may also result in a sequential decline in sales and net income, relative to levels achieved during the fourth quarter of 1997. Additionally, declines in net sales, relative to the quarter ended December 31, 1997, may result in net losses due to the Company's current level of operating expenses.

    During 1997, 1996 and 1995, approximately 50%, 40% and 30%, respectively, of the Company's net sales were derived from sales to thin film head manufacturers and micromachining customers. The Company has recently experienced a significant decline in orders from customers in the thin film head market. Additionally, several companies within the thin film head and disk drive industries have recently announced lower than expected earnings and have announced restructuring or other non-recurring charges. The Company believes these events indicate that the thin film head and disk drive industries have excess capacity in the near-term. This will result in lower sales and delays or deferrals of customer orders from these industries, which will materially adversely affect the Company's business, financial condition and results of operations in the near term. Additionally, the Company is experiencing increased competition in this market from Canon and Nikon, and may experience competition from ASML. The Company's business and operating results would be materially adversely affected by downturns or slowdowns in the thin film head market or by loss of market share.

    IMPORTANCE OF MIX-AND-MATCH STRATEGY A principal element of the Company's strategy is to sell its systems to advanced semiconductor fabrication facilities for mix-and-match applications. This strategy depends, in significant part, upon the recognition by semiconductor manufacturers that costs can be reduced by using the Company's systems to perform exposure on semiconductor process layers requiring feature sizes of 0.65 microns or greater and the willingness of such manufacturers to implement processes to lower manufacturing costs. Many semiconductor fabrication facilities have limited or no experience with integrating lithography tools in the manner necessary for full implementation and acceptance of a mix-and-match manufacturing strategy, and there can be no assurance that semiconductor manufacturers will adopt such a strategy. The Company has designed certain of its systems to operate in a compatible manner with its competitors' reduction steppers and step-and-scan systems, which are used to process layers with feature sizes below 0.65 microns. The successful implementation of the Company's strategy, however, will result in a loss of sales by manufacturers of reduction steppers and will cause these competitors to respond with lower prices, productivity improvements or new technical designs for their systems that eliminate the need for the Company's steppers or make it difficult for the Company's systems to attain compatibility with such systems. Also, certain of the Company's competitors, which also manufacture widefield systems, including Nikon and Canon, are shipping their own widefield mix-and-match lithography systems. The introduction, development and sales of such competitive systems could materially adversely affect the Company's business, financial condition and results of operations.

    To facilitate its mix-and-match strategy, the Company has developed and is continuing to develop a family of products. The Company shipped its first Model 2244i stepper during 1993, and commenced volume production in 1994. In 1995, the Company commenced shipment and volume production of the Titan Wafer Stepper and commenced shipment of the Saturn Wafer Stepper. As is typical with newly introduced systems in the capital equipment industry, the Company has experienced and may continue to experience technical or other difficulties with its mix-and-match family of products. The Company believes that the market acceptance and process verification combined with volume production of the mix-and-match family of products is of critical importance to the successful implementation of its mix-and-match strategy and its future financial results. Recently, this market segment of the Company's business has experienced a pronounced downturn due, in part, to the recent cyclical downturn in the semiconductor industry. Additionally, the Company believes that existing capital budgets of semiconductor manufacturers are currently focusing on technology buys, and not capacity additions. This places the Company at a disadvantage, since its steppers address non-critical geometries. To the extent that the mix-and-match family of products does not achieve or maintain significant sales due to a cyclical downturn in the semiconductor industry; technical, manufacturing or other difficulties associated with these products; lack of customer acceptance; an inability to reduce the significantly long manufacturing cycle of these products; an inability to increase capacity for the production of the mix-and-match family of products; direct competition from other widefield mix-and-match systems from Nikon and Canon, among others; or any other reason, the Company's business, financial condition and results of operations would be materially adversely affected. In addition, the increase in mix-and-match stepper production has resulted and will continue to result in higher inventory levels and operating expenses. Failure to achieve or maintain significant sales of these steppers could lead, among other things, to an increase in inventory obsolescence and an increase in expenses without corresponding sales, either of which could materially adversely affect the Company's business, financial condition and results of operations. See "Fluctuations in Operating Results; Limited System Sales; Customer Concentration."

    DEVELOPMENT OF NEW PRODUCT LINES; EXPANSION OF OPERATIONS; MANAGEMENT OF GROWTH Currently, the Company is devoting significant resources to the development, introduction and commercialization of new products and technologies that are outside of the Company's core businesses (see "Research, Development and Engineering"). During 1998, the Company will continue to develop these products and will invest significant additional resources in plant and equipment, inventory, personnel and other costs, to begin production of these products and to provide the marketing, administration and after-sales support required to support these new products. Accordingly, there can be no assurance that gross profit margins and inventory levels will not be adversely impacted in the future by start-up costs associated with the initial production of these new product lines. These start-up costs include, but are not limited to, additional manufacturing overhead, additional inventory reserve requirements and the creation of after-sales support organizations. Additionally, there can be no assurance that operating expenses will not increase, relative to sales, as a result of adding additional marketing and administrative personnel, among other costs, to support the Company's additional products. If the Company is unable to achieve significantly increased net sales or its sales fall below expectations, the Company's operating results will be materially adversely affected until, among other factors, inventory levels and expenses can be reduced.

    In December 1997, the Company terminated its distributor relationship with Innotech, its Japanese distributor. The Company is presently in the process of expanding its operations in Japan by establishing a direct sales force. The Company has leased additional facilities and is making significant capital expenditures for sales and applications support. For this and other reasons, the Company expects that its selling, general and administrative expenses will increase in absolute dollars in 1998, relative to 1997. Should additional gross profit on sales to the Japan marketplace not be sufficient to fund these expanded operations, the Company's business, financial condition and results of operations would be materially adversely impacted.

    RAPID TECHNOLOGICAL CHANGE; IMPORTANCE OF TIMELY PRODUCT INTRODUCTION The semiconductor and magnetic recording head manufacturing industries are subject to rapid technological change and new product introductions and enhancements. The Company's ability to be competitive in these and other markets will depend in part upon its ability to develop new and enhanced systems and related software tools, and to introduce these systems and related software tools at competitive prices and on a timely and cost-effective basis to enable customers to integrate them into their operations either prior to or as they begin volume product manufacturing. The Company will also be required to enhance the performance of its existing systems and related software tools. Any success of the Company in developing new and enhanced systems and related software tools depends upon a variety of factors, including product selection, timely and efficient completion of product design, timely and efficient implementation of manufacturing and assembly processes, product performance in the field and effective sales and marketing. In particular, the Company has not yet fully defined the markets and applications for the Titan Wafer Stepper Family and the Saturn Wafer Stepper Family. Because new product development commitments must be made well in advance of sales, new product decisions must anticipate both future demand and the technology that will be available to supply that demand. There can be no assurance that the Company will be successful in selecting, developing, manufacturing and marketing new products and related software tools or enhancing its existing products and related software tools. Any such failure would materially adversely affect the Company's business, financial condition and results of operations.

    Because of the large number of components in the Company's systems, significant delays can occur between a system's introduction and the commencement by the Company of volume production of such systems. The Company has experienced delays from time to time in the introduction of, and technical and manufacturing difficulties with, certain of its systems and enhancements and related software tools and may experience delays and technical and manufacturing difficulties in future introductions or volume production of new systems or enhancements and related software tools. In particular, the Company has very little experience in manufacturing its UltraBeam V2000 electron beam lithography system. Due the significant manufacturing cycle time required for the production of this system, its lengthy sales cycle, lack of adequate documentation for the product and the complex nature of this system, delays in production and/or shipment will result from time to time. This system presently has an approximate price range of $6 million to $9 million. Due to the high selling price of this system, delays in shipments from one quarter to the next would have a material adverse effect on the results of operations for that quarter. There can be no assurance that the Company will not encounter technical, manufacturing or other difficulties that could delay future introductions or volume production of systems or enhancements. The Company's inability to complete the development or meet the technical specifications of any of its systems or enhancements and related software tools or to manufacture and ship these systems or enhancements and related software tools, such as the model 4700 stepper, the model 6700 stepper, the Titan Wafer Stepper Family, the Saturn Wafer Stepper Family, the UltraBeam model V2000 electron beam lithography system and the Company's rapid thermal annealing/laser doping system, in volume and in time to meet the requirements for manufacturing the future generation of semiconductor or thin film head devices would materially adversely affect the Company's business, financial condition and results of operations. In addition, the Company may incur substantial unanticipated costs to ensure the functionality and reliability of its products early in the products' life cycles. If new products have reliability or quality problems, reduced orders or higher manufacturing costs, delays in collecting accounts receivable and additional service and warranty expenses may result. Any of such events may materially adversely affect the Company's business, financial condition and results of operations.

    DEPENDENCE ON KEY PERSONNEL The Company's future operating results depend in significant part upon the continued contributions of its executive officers and other key personnel, many of whom would be difficult to replace. None of such persons has an employment or noncompetition agreement with the Company. The Company does not maintain any life insurance on any of its key persons. The loss of key personnel would have a material adverse effect on the business, financial condition and results of operations of the Company. In addition, the Company's future operating results depend in significant part upon its ability to attract and retain other qualified management, manufacturing, and technical, sales and support personnel for its operations. There are only a limited number of persons with the requisite skills to serve in these positions and it may become increasingly difficult for the Company to hire such personnel over time. Competition for such personnel is intense, and there can be no assurance that the Company will be successful in attracting or retaining such personnel. The failure to attract or retain such persons would materially adversely affect the Company's business, financial condition and results of operations.

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

    INTERNATIONAL SALES; JAPANESE MARKET International sales accounted for approximately 33%, 53% and 55% of total net sales in 1997, 1996 and 1995, respectively. The Company anticipates that international sales, which typically have lower gross margins than domestic sales, principally due to higher field service and support costs, will continue to account for a significant portion of total net sales. As a result, a significant portion of the Company's sales will be subject to certain risks, including unexpected changes in regulatory requirements, difficulty in satisfying existing regulatory requirements, exchange rate fluctuations, tariffs and other barriers, political and economic instability, difficulties in accounts receivable collections, natural disasters, difficulties in staffing and managing foreign subsidiary and branch operations and potentially adverse tax consequences. Although the Company generally transacts its international sales in U.S. dollars, international sales expose the Company to a number of additional risk factors, including fluctuations in the value of local currencies relative to the U.S. dollar, which, in turn, impact the relative cost of ownership of the Company's products and may further impact the purchasing ability of its international customers. The Company is also subject to the risks associated with the imposition of legislation and regulations relating to the import or export of semiconductors and magnetic recording head products. The Company cannot predict whether quotas, duties, taxes or other charges or restrictions will be implemented by the United States, Japan or any other country upon the importation or exportation of the Company's products in the future. There can be no assurance that any of these factors or the adoption of restrictive policies will not have a material adverse effect on the Company's business, financial condition and results of operations. Additionally, the Company believes that the severe currency and equity market fluctuations that have been experienced recently by many of the Asian markets will cause a further reduction in orders of the Company's products, particularly in the short-term, which will have a material adverse effect on the Company's business, financial condition and results of operations.

    Although the Company has sold a number of its systems to Japanese thin film head manufacturers, to date, the Company has made limited sales of its systems to Japanese semiconductor manufacturers. The Japanese semiconductor market segment is large, represents a substantial percentage of the worldwide semiconductor manufacturing capacity, and is difficult for foreign companies to penetrate. The Company is at a competitive disadvantage with respect to Japanese semiconductor capital equipment suppliers that have been engaged for some time in collaborative efforts with Japanese semiconductor manufacturers, and currently dominate the Japanese stepper market. The Company believes that increased penetration of the Japanese market is critical to its financial results and intends to continue to invest significant resources in Japan in order to meet this objective. As part of its strategy to penetrate the Japanese market, in 1993, the Company entered into a distribution agreement with Innotech Corporation, a local distributor of products. This agreement was terminated in December 1997, and the Company is presently in the process of expanding its operations in Japan by establishing a direct sales force and creating sales and applications support organizations. See "Additional Risk Factors: Development of New Product Lines; Expansion of Operations; Management of Growth."

    YEAR 2000 COMPLIANCE Many currently installed computer systems and software products are coded to accept only two digit entries in the date code field. Beginning in the year 2000, these date code fields will need to accept four digit entries to distinguish 21st century dates from 20th century dates. As a result, in less than two years, computer systems and/or software used by many companies may need to be upgraded to comply with such "Year 2000" requirements. The Company has commenced, for all of its information systems and software contained in the products it sells, a year 2000 conversion project to address necessary code changes, testing and implementation. The Company expects such modifications will be made on a timely basis and does not believe that the cost of such modifications will have a material effect on the Company's operating results. However, there can be no assurance that the Company will be able to timely and cost-effectively cure its products' errors and defects associated with year 2000 date functions, and this may result in material costs to the Company, including costs associated with detecting and fixing such defects and costs incurred in litigation due to any such defects. Many commentators have predicted that a significant amount of litigation will arise out of year 2000 compliance issues. The Company is aware of several such suits currently pending. Because of the unprecedented nature of such litigation and the Company's current lack of knowledge as to the extent its products contain defects relating to the year 2000, there can be no assurance that the Company will not be materially adversely affected by claims related to year 2000 compliance. Additionally, the Company's customers may be required to devote substantial financial resources to their own internal year 2000 issues. This may result in fewer financial resources available to purchase the Company's products, which would result in fewer system sales by the Company. This, in turn, could have a material adverse impact on the Company's business, financial condition and results of operations.

    Although the Company is not aware of any material operational issues or costs associated with preparing its internal systems for the year 2000, there can be no assurance that the Company will not experience serious unanticipated negative consequences and/or material costs caused by undetected errors or defects in technology used in its internal operating systems, which are composed primarily of third party software and hardware technology.

    FUTURE ACQUISITIONS The Company may in the future pursue acquisitions of complementary product lines, technologies or businesses. The pursuit of acquisitions involves additional costs, which could materially adversely impact the company's results of operations. Future acquisitions by the Company may result in potentially dilutive issuances of equity securities, the incurrence of debt and contingent liabilities, and amortization expenses related to goodwill and other intangible assets, which could materially adversely affect any Company profitability. In addition, acquisitions involve numerous risks, including difficulties in the assimilation of the operations, technologies and products of the acquired companies, the diversion of management's attention from other business concerns, risks of entering markets in which the Company has no or limited direct prior experience, and the potential loss of key employees of the acquired company. In the event the Company acquires product lines, technologies or businesses which do not complement the Company's business, or which otherwise do not enhance the Company's sales or operating results, the Company may incur substantial write-offs and higher recurring operating costs, which could have a material adverse effect on the Company's business, financial condition and results of operations. In the event that any such acquisition does occur, there can be no assurance as to the effect thereof on the Company's business or operating results.

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

    VOLATILITY OF STOCK PRICE The Company believes that factors such as announcements of developments related to the Company's business, fluctuations in the Company's operating results, sales of securities of the Company into the marketplace, general conditions in the semiconductor and magnetic recording head industries or the worldwide or regional economies, an outbreak of hostilities, a shortfall in revenue or earnings from or changes in analysts' expectations, announcements of technological innovations or new products or enhancements by the Company or its competitors, developments in patents or other intellectual property rights and developments in the Company's relationships with its customers and suppliers could cause the price of the Company's Common Stock to fluctuate, perhaps substantially. In addition, in recent years the stock market in general, and the market for shares of small capitalization stocks in particular, including the Company's, have experienced extreme price fluctuations, which have often been unrelated to the operating performance of affected companies. There can be no assurance that the market price of the Company's Common Stock will not continue to experience significant fluctuations in the future, including fluctuations that are unrelated to the Company's performance.

ITEM 2.  PROPERTIES

    The Company maintains its headquarters and manufacturing operations in San Jose, California in three leased facilities, totaling approximately 188,000 square feet, which contain general administration and finance, marketing and sales, customer service and support, manufacturing and research, development, and engineering. Additionally, the Company leases 19,000 square feet in New Providence, New Jersey for its UltraBeam Lithography subsidiary, which contains manufacturing, research, and development, engineering and general administration. The leases for these facilities expire at various dates from February 1999 to March 2005. The Company also leases 6.4 acres of undeveloped land near its headquarters in San Jose. This lease expires in November 1998. As part of this transaction, the Company presently has segregated $5.3 million of its securities as collateral for certain obligations of the lessor pertaining to this land. The Company also leases four sales and support offices in the United States in Tempe, Arizona; Woburn, Massachusetts; Austin, Texas; and Richardson, Texas under leases with terms expiring between one month to two years. The Company also maintains branch offices in Korea and Taiwan, with terms expiring between one month and one year; and sales, service and support subsidiaries in Japan, the United

Kingdom and Thailand, with terms expiring between one month and five years. The Company believes that its existing facilities will be adequate to meet its currently anticipated requirements and that suitable additional or substitute space will be available as needed.

ITEM 3.  LEGAL PROCEEDINGS

    The Company is not a party to any material litigation.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    No matters were submitted to a vote of security holders during the fourth quarter ended December 31, 1997.

                      EXECUTIVE OFFICERS OF THE REGISTRANT

    As of December 31, 1997, the executive officers of the Company, who are appointed by and serve at the discretion of the Board of Directors, are as follows:

             NAME                   AGE                               POSITION WITH THE COMPANY
------------------------------      ---      ----------------------------------------------------------------------------
Arthur W. Zafiropoulo.........          58   Chairman of the Board of Directors, Chief Executive Officer and President
Daniel H. Berry...............          52   Senior Vice President, Sales and Service
William G. Leunis, III........          42   Senior Vice President, Finance, Chief Financial Officer, Secretary and
                                             Treasurer

    Mr. Zafiropoulo founded the Company in September 1992 to acquire certain assets and liabilities of the Ultratech Stepper Division (the "Predecessor") of General Signal Corporation and, since March 1993, has served as Chief Executive Officer and Chairman of the Board. Additionally, Mr. Zafiropoulo served as President of the Company from March 1993 to March 1996, resumed the position of President of the Company in May 1997 and presently serves in this capacity. Between September 1990 and March 1993, he was President of the Predecessor. From February 1989 to September 1990, Mr. Zafiropoulo was President of General Signal's Semiconductor Equipment Group International, a semiconductor equipment company. From August 1980 to February 1989, Mr. Zafiropoulo was President and Chief Executive Officer of Drytek, Inc., a plasma dry-etch company that he founded in August 1980, and which was later sold to General Signal in 1986. From July 1987 to September 1989, Mr. Zafiropoulo was also President of Kayex, a semiconductor equipment manufacturer, which is a unit of General Signal. Mr. Zafiropoulo is a director of RF Power Products Inc., a manufacturer of advanced power supplies. In addition, Mr. Zafiropoulo is a director of Semi/Sematech, an association of U.S.-owned suppliers of equipment, materials and services to the semiconductor industry and SEMI (Semiconductor and Equipment Materials International), an international trade association.

    Mr. Berry has served as Senior Vice President, Sales and Service of the Company since March 1993. Between December 1990 and March 1993, he served as Vice President, Sales and Service of the Predecessor. From November 1989 to December 1990, Mr. Berry was director of international operations for General Signal's Semiconductor Equipment Group International, a semiconductor equipment company. From July 1976 to November 1989, he held various management positions including director of marketing and optical lithography, at Perkin-Elmer Corporation, a semiconductor equipment manufacturer.

    Mr. Leunis has served as Senior Vice President, Finance, Chief Financial Officer, Secretary and Treasurer of the Company since January 1997. Between March 1993 and December 1996, he served as Vice President, Finance, Chief Financial Officer, Secretary and Treasurer of the Company. Between September 1990 and March 1993, he served as Vice President, Finance of the Predecessor. From August 1986 to August 1990, Mr. Leunis was Chief Financial Officer of the Predecessor. From 1978 to August 1986, Mr. Leunis held various financial positions at General Signal.

                                    PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
  MATTERS

    The information required by this Item is incorporated by reference from page 48 of the Company's 1997 Annual Report to Stockholders.

ITEM 6.  SELECTED FINANCIAL DATA

    The information required by this Item is incorporated by reference from page 24 of the Company's 1997 Annual Report to Stockholders.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    The information required by this Item is incorporated by reference from pages 25-31 of the Company's 1997 Annual Report to Stockholders.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    The Report of Ernst & Young LLP, Independent Auditors, and consolidated financial statements required by this Item are incorporated by reference from pages 32-48 of the Company's 1997 Annual Report to Stockholders.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    Not applicable.

                                    PART III

    Certain information required by Part III is omitted from this Report in that the Registrant will file a definitive proxy statement within 120 days after the end of its fiscal year pursuant to Regulation 14A for its 1998 Annual Meeting of Stockholders to be held June 3, 1998 and the information included therein is incorporated herein by reference as set forth below.

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    The information concerning the Company's directors required by this Item is incorporated by reference from the Item captioned "Election of Directors" in the Company's Proxy Statement for the 1998 Annual Meeting of Stockholders (the "Proxy Statement"). The information required by this Item relating to the Company's executive officers is included under the caption "Executive Officers of the Registrant" in Part I, Item 4 of this Annual Report on Form 10-K.

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

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

        (a) The following documents are filed as part of this Report on Form
    10-K

            (1) Financial Statements
       The following consolidated financial statements of Ultratech Stepper, Inc. are set forth in the Company's 1997 Annual Report to Stockholders and incorporated by reference in Item 8.

                                                                                                      ANNUAL REPORT
                                                                                                       PAGE NUMBER
                                                                                                     ---------------
Consolidated Balance Sheets--December 31, 1997 and 1996............................................        32
Consolidated Statements of Income--Years ended December 31, 1997, 1996, and 1995...................        33
Consolidated Statements of Cash Flows--Years Ended December 31, 1997, 1996 and 1995................        34
Notes to Consolidated Financial Statements.........................................................       35-46
Report of Ernst & Young LLP, Independent Auditors..................................................        47

            (2) Financial Statement Schedules
       The following consolidated financial statement schedule is included herein:

                                                                                                       PAGE NUMBER
                                                                                                     ---------------
Schedule II Valuation and Qualifying Accounts......................................................        S-1

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

   3.3(6)     Certified Certificate of Amendment of the Amended and Restated Certificate of Incorporation of the
                Company dated May 17, 1995.

   4.5(1)     Specimen Common Stock Certificate of Registrant.

   4.6(7)     Shareholder Rights Agreement between Registrant and the First National Bank of Boston dated February
                11, 1997.

   4.6.1      Shareholder Rights Agreement between Registrant and the First National Bank of Boston, filed on
                February 26, 1997, as amended on March 18, 1998.

  10.1(1)(2)  Distributor Agreement dated June 22, 1993 between the Company and Innotech Corporation.

  10.2(1)(5)  1993 Stock Option/Stock Issuance Plan and form of Nonstatutory Stock Option Agreement with respect to the automatic option grant program, as amended.

  10.3(8)     1993 Stock Option/Stock Issuance Plan (Amended and Restated on August 8, 1997).

  10.4(1)     Form of Indemnification Agreement entered into between the Registrant and each of its officers and directors.

  EXHIBIT                                                 DESCRIPTION
------------  ----------------------------------------------------------------------------------------------------
  10.5(1)     Standard Industrial Lease--Single Tenant, Full Net between The Equitable Life Assurance Society of the United States, as Landlord, and Registrant, as Tenant, dated August 27, 1993.

  10.6(3)     Executive Incentive Plan.

  10.7(3)     Profit Sharing Plan.

  10.8(4)     Standard Industrial Lease Mutual Tenant, Full Net between Orchard Investment Company Number 701, As
                Landlord, and Registrant, As Tenant dated May 17, 1994 and as amended, October 18, 1994.

  10.8.1      Second Amendment to Lease and Agreement to Release between the Receiver of the Estate of Orchard
                Investment Company Number 701, As Original Landlord, Orchard Properties, and Registrant, As Tenant
                dated May 25, 1995

  10.8.2      Third Amendment to Lease between Orchard Investment Company Number 701, As Landlord, and Registrant,
                As Tenant dated November 16, 1995

  10.8.3      Fourth Amendment to Lease between San Jose Acquisition Co., L.L.C. (successor of Orchard Investment
                Company Number 701), As Landlord, and Registrant, As Tenant dated February 6, 1996

  10.8.4      Fifth Amendment to Lease between Silicon Valley Properties, L.L.C. (successor of San Jose
                Acquisition Co., L.L.C., and Orchard Investment Company Number 701), As Landlord and Registrant,
                As Tenant dated December 1, 1997

  10.11(5)    1995 Employee Stock Purchase Plan

  13          Annual Report to Stockholders for the Year Ended December 31, 1997.

  21          Subsidiaries of Registrant.

  23          Consent of Ernst & Young LLP, Independent Auditors.

  24          Power of Attorney (included on signature page).

  27.1        Financial Data Schedule

  27.2        Financial Data Schedule

  27.3        Financial Data Schedule

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

(3) Previously filed with the Company's 1993 Annual Report on Form 10-K (Commission File No. 0-22248).

(4) Previously filed with the Company's 1994 Annual Report on Form 10-K (Commission File No. 0-22248).

(5) Previously filed with the Company's 1995 Annual Report on Form 10-K (Commission File No. 0-22248).

(6) Previously filed with the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1996 (Commission File No. 0-22248)

(7) Previously filed with the Company's Current Report on Form 8-K, dated February 26, 1997.

(8) Previously filed with the Company's Current Report on Form S-8, dated August 8, 1997.

        (b) Reports on Form 8-K. No reports on Form 8-K were filed during the fourth quarter of 1997.

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

                                ULTRATECH STEPPER, INC.

                                By:          /s/ ARTHUR W. ZAFIROPOULO
                                     -----------------------------------------
                                               Arthur W. Zafiropoulo
                                       CHAIRMAN OF THE BOARD, CHIEF EXECUTIVE
                                               OFFICER AND PRESIDENT

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

          SIGNATURE                       TITLE                    DATE
------------------------------  --------------------------  -------------------

                                Chairman of the Board of
  /s/ ARTHUR W. ZAFIROPOULO       Directors, Chief
------------------------------    Executive Officer           March 18, 1998
    Arthur W. Zafiropoulo         (Principal Executive
                                  Officer) and President

                                Senior Vice President,
                                  Finance, Chief Financial
  /s/ WILLIAM G. LEUNIS, III      Officer, Secretary and
------------------------------    Treasurer (Principal        March 18, 1998
    William G. Leunis, III        Financial and Accounting
                                  Officer)

     /s/ KENNETH A. LEVY
------------------------------  Director                      March 18, 1998
       Kenneth A. Levy

     /s/ GREGORY HARRISON
------------------------------  Director                      March 18, 1998
       Gregory Harrison

     /s/ LARRY R. CARTER
------------------------------  Director                      March 18, 1998
       Larry R. Carter

     /s/ THOMAS D. GEORGE
------------------------------  Director                      March 18, 1998
       Thomas D. George

      /s/ JOEL GEMUNDER
------------------------------  Director                      March 18, 1998
        Joel Gemunder

                                                                     SCHEDULE II

                            ULTRATECH STEPPER, INC.
                       VALUATION AND QUALIFYING ACCOUNTS
                                 (IN THOUSANDS)

                                                BALANCE AT   CHARGED TO
                                                 BEGINNING    COSTS AND     CHARGED TO      DEDUCTIONS     BALANCE AT
DESCRIPTION                                      OF PERIOD    EXPENSES    OTHER ACCOUNTS        (1)       END OF PERIOD
----------------------------------------------  -----------  -----------  ---------------  -------------  -------------
Year ended December 31, 1995:
  Allowance for doubtful accounts.............   $     242    $     371      $      --       $      --      $     613
Year ended December 31, 1996:
  Allowance for doubtful accounts.............   $     613    $   1,225      $      --       $    (687)     $   1,151
Year ended December 31, 1997:
  Allowance for doubtful accounts.............   $   1,151    $   2,205      $      --       $  (1,098)     $   2,258

------------------------

(1) Deductions represent write-offs against reserve account balances.