Form 10-Q
period 1998-03-31
ULTRATECH STEPPER INC
filed 1998-05-15
CIK 909791

                  UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C. 20549

                                     FORM  10-Q

(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
     SECURITIES EXCHANGE ACT OF 1934

          FOR THE QUARTERLY PERIOD ENDED     MARCH 31, 1998
                                         ---------------------

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to
                               ------------    -------------

Commission File Number       0-22248
                       -----------------

                              ULTRATECH STEPPER, INC.
-------------------------------------------------------------------------------
               (Exact name of registrant as specified in its charter)

           DELAWARE                                      94-3169580
-------------------------------------------------------------------------------
  (State or other jurisdiction          (I.R.S. employer identification number)
 of incorporation or organization)

3050 Zanker Road, San Jose, California                     95134
-------------------------------------------------------------------------------
(Address of principal executive offices)                (Zip Code)

Registrant's telephone number, including area code     (408) 321-8835
                                                    ---------------------------

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                          Yes  X         No
                              ---            ---

Indicate the number of shares of the issuer's class of common stock, as of the latest practical date:

              Class                           Outstanding as of May 12, 1998
---------------------------------            ---------------------------------
Common Stock, $.001 par value                            20,889,269

                           ULTRATECH STEPPER, INC.

                                   INDEX

                                                                                     Page No.
                                                                                     --------
PART 1.   FINANCIAL INFORMATION

ITEM 1.   CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

          Condensed Consolidated Balance Sheets as of March 31, 1998
          and December 31, 1997......................................................     3

          Condensed Consolidated Statements of Income and Comprehensive
          Income for the three months ended March 31, 1998 and 1997..................     4

          Condensed Consolidated Statements of Cash Flows for the three months
          ended March 31, 1998 and 1997...............................................     5

          Notes to Condensed Consolidated Financial Statements........................     6

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS...............................     8


PART 2.   OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS...........................................................    20

ITEM 2.   CHANGES IN SECURITIES.......................................................    20

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES.............................................    20

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.........................    20

ITEM 5.   OTHER INFORMATION...........................................................    20

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K............................................    20



SIGNATURES.............................................................................   21

Part 1.   Financial Information

Item 1.   Condensed Consolidated Financial Statements

                            ULTRATECH STEPPER, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS


                                                       MAR. 31,        Dec. 31,
(In Thousands)                                           1998           1997 *
--------------------------------------------------------------------------------
ASSETS                                                (Unaudited)

Current assets:
    Cash, cash equivalents and
      short-term investments                             $159,118       $164,349
    Accounts receivable, net                               39,154         45,947
    Inventories                                            42,456         37,337
    Current portion of leases receivable                    2,857          2,408
    Prepaid expenses and other current assets               2,448          1,840
    Deferred income taxes                                   5,142          5,142
--------------------------------------------------------------------------------
Total current assets                                      251,175        257,023


Equipment and leasehold
    improvements, net                                      26,946         22,285

Restricted investments                                      5,386          5,325

Leases receivable                                          10,876         11,354

Other assets                                                3,590          4,014
--------------------------------------------------------------------------------

Total  assets                                            $297,973       $300,001
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------


--------------------------------------------------------------------------------
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Note payable                                             $106            $94
    Accounts payable                                       13,784         12,295
    Other current liabilities                              16,443         21,408
--------------------------------------------------------------------------------
Total current liabilities                                  30,333         33,797

Other liabilities                                           2,539          2,572

Stockholders' equity                                      265,101        263,632
--------------------------------------------------------------------------------

Total liabilities and stockholders' equity               $297,973       $300,001
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

* The Balance Sheet as of December 31, 1997 has been derived from the audited financial statements at that date.


   SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                            ULTRATECH STEPPER, INC.
      CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
                                  (UNAUDITED)

--------------------------------------------------------------------------------
                                                            Three Months Ended
                                                          ----------------------
                                                           MAR. 31,      Mar. 31
(In thousands, except per share amounts)                     1998         1997
--------------------------------------------------------------------------------
Net sales                                                  $27,782      $38,733

Cost of sales                                               15,918       17,700
--------------------------------------------------------------------------------
Gross profit                                                11,864       21,033

Operating expenses:
  Research, development, and
     engineering                                             7,173        6,220

  Selling, general, and
     administrative                                          6,476        6,278

  Acquired in-process research
     and development                                             0        3,619
--------------------------------------------------------------------------------
Operating income (loss)                                     (1,785)       4,916

Interest expense                                               (27)         (42)

Other income, net                                            1,703        1,696
--------------------------------------------------------------------------------
Income (loss) before income taxes                             (109)       6,570

Income taxes (benefit)                                        (470)       2,037
--------------------------------------------------------------------------------
Net income                                                     361        4,533
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

Other comprehensive income, net of tax:

  Unrealized gain (loss) on available-for-sale securities      134         (320)
--------------------------------------------------------------------------------

Comprehensive income                                          $495       $4,213
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

Net income per share - basic                                 $0.02        $0.22

Number of shares used in
  per share computations - basic                            20,833       20,371

Net income per share - diluted                               $0.02        $0.21

Number of shares used in
  per share computations - diluted                          21,697       21,526
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

   SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                            ULTRATECH STEPPER, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)


                                                           Three Months Ended
                                                         ----------------------
                                                         MAR. 31,      MAR. 31,
(In thousands)                                             1998          1997
---------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                   $361        $4,533
Charges to income not affecting cash                        2,444         4,879
Net effect of changes in operating assets
   and liabilities                                         (2,067)       (6,547)
---------------------------------------------------------------------------------
Net cash provided by operating activities                     738         2,865

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures                                       (6,609)         (768)
Net reduction (investment) in available-for-sale
   securities                                               2,243       (17,060)
Purchase of certain assets of Lepton Inc.                       0        (3,101)
Segregation of restricted investments                         (51)           (1)
---------------------------------------------------------------------------------
NET CASH USED IN INVESTING ACTIVITIES                      (4,417)      (20,930)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of short-term debt                      12            99
Net proceeds from issuance of common stock                    767           351
---------------------------------------------------------------------------------
Net cash provided by financing activities                     779           450

Net decrease in cash and cash equivalents                  (2,900)      (17,615)

Cash and cash equivalents at beginning
   of period                                               43,898        47,771
---------------------------------------------------------------------------------

Cash and cash equivalents at end of period                $40,998       $30,156
---------------------------------------------------------------------------------
---------------------------------------------------------------------------------

   SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                              ULTRATECH STEPPER, INC.
                NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                    (UNAUDITED)
                                   MARCH 31, 1998

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

The Company's first fiscal quarter in 1998 and 1997 ended on April 4, 1998 and April 5, 1997, respectively. For convenience of presentation, the Company's financial statements have been shown as ending on March 31, 1998 and March 31, 1997.

Operating results for the three months ended March 31, 1998 are not necessarily indicative of the results that may be expected for the year ending December 31, 1998, or any future period.

(2) INVENTORIES

Inventories consist of the following:


                                      Mar. 31, 1998    Dec. 31, 1997
                                      -------------    -------------
(In thousands)                         (Unaudited)
Raw materials.....................       $25,788          $20,297
Work-in-process...................        11,753            9,739
Finished products ................         4,915            7,301
                                         -------          -------
                                         $42,456          $37,337
                                         -------          -------
                                         -------          -------

(3) OTHER CURRENT LIABILITIES

Other current liabilities consist of the following:


                                     Mar. 31, 1998     Dec. 31, 1997
                                     -------------     -------------
(In thousands)                        (Unaudited)
Salaries and benefits.............       $5,050            $5,018
Warranty reserves.................        4,953             5,871
Advance billings..................          792               872
Income taxes payable..............        2,025             3,034
Settlement/Japan distributor......            0             3,051
Other.............................        3,623             3,562
                                        -------           -------
                                        $16,443           $21,408
                                        -------           -------
                                        -------           -------

(4) COMPUTATION OF NET INCOME PER SHARE

The Company adopted Statement of Financial Accounting Standard Board Statement No. 128 (FAS 128), "Earnings Per Share" in the fourth fiscal quarter of 1997. Under the provision of FAS 128, primary net income per share has been replaced by basic net income per share, which does not include the dilutive effect of stock options in its calculation. In addition, fully diluted net income per share has been replaced by diluted net income per share. All prior period net income per share amounts have been replaced by basic and diluted net income per share. Net income has not been adjusted for any period presented for purposes of computing basic and diluted earnings per share.

The following sets forth the computation of basic and diluted net income per share:

                                                                     Three Months Ended
                                                                   ----------------------
                                                                   Mar. 31,      Mar. 31,
(in thousands, except per share amounts)                              1998          1997
------------------------------------------------------------------------------------------
Numerator:
   Net income                                                           $361        $4,533

Denominator:
   Denominator for basic net income per share                         20,833        20,371
   Effect of dilutive employee stock options                             864         1,155
                                                                      ------        ------
   Denominator for diluted net income per share                       21,697        21,526
                                                                      ------        ------
Net income per share - basic                                           $0.02         $0.22
                                                                      ------        ------
                                                                      ------        ------
Net income per share - diluted                                         $0.02         $0.21
                                                                      ------        ------
                                                                      ------        ------

(5) ACQUIRED IN-PROCESS RESEARCH AND DEVELOPMENT.

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

(6) SEGMENT OF AN ENTERPRISE AND RELATED INFORMATION.

In June 1997, the Financial Accounting Standards Board issued Statement No. 131, "Disclosures about Segments of an Enterprise and Related Information", which is required to be applied for years beginning after December 15, 1997. Statement 131 establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. It also establishes standards for related disclosures about product and services, geographic areas, and major customers. Statement 131 is effective for annual financial statements for fiscal years beginning after December 15, 1997, and therefore the Company will adopt the new requirements retroactively in 1998. The Company anticipates that the adoption of this statement will not have a significant effect on the Company's financial statements.

(7) REPORTING COMPREHENSIVE INCOME.

Statement of Financial Accounting Standards No. 130 (FAS 130) "Reporting Comprehensive Income" is effective beginning with the Company's first fiscal quarter of 1998. FAS 130 requires, for all periods presented, comprehensive income be reported with the same prominence as other financial statements. As such, the Company has included these amounts on the face of the income statement.

Comprehensive income includes net income plus other comprehensive income. Other comprehensive income for the company is comprised of changes in unrealized gains or losses on available-for-sale securities, net of tax. Accumulated other comprehensive income and changes thereto in 1998 consist of:

(in thousands)
Accumulated other comprehensive income at December 31, 1997:
     Unrealized gain on available-for-sale securities, net of tax .......  $271

Change for the three months ended March 31, 1998:
     Unrealized gain on available-for-sale securities, net of tax .......   134
                                                                           ----
Accumulated other comprehensive income at March 31, 1998:                  $405
                                                                           ----
                                                                           ----

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS



OVERVIEW
Ultratech develops, manufactures and markets photolithography equipment (steppers) designed to reduce the cost of manufacturing integrated circuits
(ICs), thin film heads (TFHs) for disk drives and micromachined components. The Company supplies step-and-repeat systems based on one-to-one reflective and refractive optical technology to customers located throughout the United States, Europe, Asia/Pacific and Japan. These products range from low-cost systems for high-volume manufacturing to advanced systems for cost-effective production of leading-edge devices. Additionally, during the quarter ended December 31, 1997, the Company shipped its first UltraBeam Model V2000 electron beam pattern generation system based on vector-scan technology for use in the development and production of photomasks for the IC industry.

The following discussion should be read in conjunction with the Company's 1997 Annual Report on Form 10-K, available upon request.


RESULTS OF OPERATIONS
The Company's operating results have fluctuated significantly in the past and will continue to fluctuate significantly in the future depending upon a variety of factors, including cyclicality in the Company's target markets; the timing of significant orders; lengthy sales cycles for the Company's products; the mix of products sold; lengthy manufacturing cycles for the Company's products; lengthy product development cycles for new products; the timing of new product announcements and releases by the Company or its competitors; market acceptance of new products and enhanced versions of the Company's products; manufacturing inefficiencies associated with the startup of new product introductions; customer concentration; ability to volume produce systems and meet customer requirements; patterns of capital spending by customers; product discounts; changes in pricing by the Company, its competitors or suppliers; political and economic instability throughout the world, in particular the Asia/Pacific region; natural disasters; regulatory changes; business interruptions related to the Company's occupation of its facilities; and various competitive factors including price-based competition and competition from vendors employing other technologies. The Company's gross profit as a percentage of sales has been and will continue to be significantly affected by a variety of factors, including the mix of products sold; nonlinearity of shipments during the quarter; increased competition in the Company's targeted markets; the introduction of new products, which typically have higher manufacturing costs until manufacturing efficiencies are realized and are typically discounted more than existing products until the products gain market acceptance; the rate of capacity utilization; the percentage of international sales, which typically have lower gross margins than domestic sales principally due to higher field service and support costs; and the implementation of subcontracting arrangements.

The Company derives a substantial portion of its total net sales from sales of a relatively small number of new systems, which typically range in price from $800,000 to $2.1 million. Additionally, the Company's UltraBeam Model V2000 electron beam lithography system, first shipped in the quarter ended December 31, 1997, has an approximate price range of $6 million to $9 million. As a result of these high sale prices, the timing of recognition of revenue from a single transaction has had and will continue to have a significant impact on the Company's net sales and operating results. The Company's backlog at the beginning of a period typically does not include all of the sales needed to achieve the Company's objectives for that period. In addition, orders in backlog are subject to cancellation, delay, deferral or rescheduling by a customer with limited or no penalties. Consequently, the Company's net sales and operating results for a period have been and continue to depend upon the Company obtaining orders for systems to be shipped in the same period in which the order is received. The Company's business and financial results for a particular period could be materially adversely affected if an anticipated order for even one system is not received in time to permit shipment during the particular period. Furthermore, a substantial portion of the Company's net sales has historically been realized near the end of each quarter. Accordingly, the failure to receive anticipated orders or delays in shipments near the end of a particular quarter, due, for example, to unanticipated shipment reschedulings, cancellations, delays or deferrals by customers or to unexpected manufacturing difficulties or delays in deliveries by suppliers due to their long production lead times or otherwise, may cause net sales in a particular period to fall significantly below the

Company's expectations, which would materially adversely affect the Company's operating results for such period. In particular, the significantly long manufacturing cycles of the Company's linear motor-based steppers, which include the Model 4700 stepper, Model 6700 stepper, Titan Wafer Stepper-TM-Family and Saturn Wafer Stepper-TM- Family, and the long lead time for lenses and other materials, could cause shipments of such products to be delayed from one quarter to the next, which could materially adversely affect the Company's financial condition and results of operations for a particular quarter. Additionally, the Company has very limited experience in the manufacture of its UltraBeam Model V2000 electron beam pattern generation system, and the Company is in the process of documenting the manufacturing processes for this product. The UltraBeam Model V2000 production process is extremely complex and the product has significantly long manufacturing and sales cycles, which greatly increases the likelihood of delays in shipments from one quarter to the next. Due to the high list price for these systems, shipment delays would materially adversely affect the Company's financial condition and results of operations for a particular quarter if the shipment were delayed to the following quarter. The impact of these and other factors on the Company's sales and operating results in any future period cannot be forecast with certainty.

The Company's business has in prior years been subject to seasonality, although the Company believes such seasonality has been masked in recent years by cyclical trends within the semiconductor and thin film industries. In addition, the need for continued expenditures for research and development, capital equipment purchases and ongoing training and customer service and support worldwide, among other factors, will make it difficult for the Company to reduce its significant operating expenses in a particular period if the Company fails to achieve its net sales goals for the period. Additionally, the Company has recently experienced manufacturing inefficiencies associated with shifts in product demand and underutilization of manufacturing capacity and the Company presently anticipates that these trends will continue for at least the next few quarters. Such continuation would materially adversely affect the Company's business, financial condition and results of operations.

Certain of the statements contained in this Report on Form 10-Q are forward-looking statements that involve a number of risks and uncertainties. In addition to the factors discussed herein, among other factors that could cause actual results to differ materially include the following: highly competitive industry; international sales; development of new product lines; rapid technological change; importance of timely product introductions; importance of the Company's mix-and-match strategy; year 2000 compliance; future acquisitions; expansion of the Company's operations; management of growth; dependence on key personnel; sole or limited sources of supply; intellectual property matters; environmental regulations; effects of certain anti-takeover provisions; volatility of stock price; and the other risk factors listed from time to time in the Company's SEC reports, including but not limited to the Company's 1997 Annual Report on Form 10-K and this quarterly Report on From 10-Q.

Due to these and additional factors, historical results and percentage relationships discussed below will not necessarily be indicative of the results of operations for any future period.

NET SALES
Net sales consist of revenue from system sales, spare parts sales, and service. Net sales for the quarter ended March 31, 1998 were $27.8 million, a decrease of 28% as compared with net sales of $38.7 million for the comparable period in 1997. This decrease, relative to the comparable period in 1997, was primarily attributed to lower unit system sales across all the Company's product lines. Most notably, the Company experienced a significant decline in sales to the TFH industry, particularly for front-end applications. The TFH industry is presently experiencing over-capacity issues and the Company presently anticipates this trend will continue for some time. The market for front-end applications for the TFH industry is currently served by the Company's Model 4700 and Model 6700 steppers. Additionally, the Company experienced a decline in mix-and-match unit sales as capacity increases in the semiconductor industry declined due to various market factors, including softness in memory product pricing. The market for mix-and-match is currently addressed by the Company's Saturn Wafer Stepper Family. Overall, the Company's system shipments for the quarter declined 38%, relative to the comparable period in 1997, while the weighted average selling price of all systems sold increased by 3%. Net sales from spare parts and service in the first quarter of 1998 increased 53% over the comparable period in 1997, primarily due to technology upgrades.

The Company believes that its sales have been and continue to be materially adversely impacted by reduced capital capacity spending levels within the semiconductor industry, particularly in the Japanese and other Asian marketplaces. The Company continues to experience shipment delays and purchase order restructurings by several of its customers, and has also experienced purchase order cancellations. There can be no assurance that this trend will not continue in the future. Accordingly, the Company can give no assurance that it will be able to achieve or maintain its current or prior level of sales. The Company believes that the current strength of the U.S. dollar, particularly in relation to the Japanese yen, places the Company at a competitive disadvantage. Additionally, the Company has recently experienced a significant downturn in orders from customers in the thin film head industry. Several companies within the thin film head and disk drive industries have announced lower than expected earnings, layoffs and restructuring or other charges. The Company believes these events indicate that, as the Company has recently experienced, the thin film head and disk drive industries have excess capacity in the near-term. This will result in lower sales as a result of cancellations, delays and deferrals of customer orders from these industries, which will materially adversely affect the Company's business, financial condition and results of operations in the near-term. Based on current market conditions in both the semiconductor and thin film head industries and nonlinearity of system shipments, the Company expects that sales for the quarter ending June 30, 1998 will be flat or lower, compared to net sales for the quarter ended March 31, 1998. Additionally, the Company may experience a net loss for the quarter ending June 30, 1998, due primarily to continued high levels of incurred research and development expense for its UltraBeam and Verdant product lines.

International net sales for the quarter ended March 31, 1998 were $13.7 million, as compared with $16.8 million for the comparable period in 1997. This decline, in absolute dollars, was primarily a result of lower sales of TFH equipment to the Asian market, partially offset by higher sales to Europe. International net sales represented 49% of total net sales for the quarter ended March 31, 1998, as compared with 43% for the comparable period in 1997. The Company's operations in foreign countries are not currently subject to significant exchange rate fluctuations, principally because sales contracts for the Company's systems are generally denominated in U.S. dollars. In Japan, however, the Company has recently commenced direct sales operations and anticipates that future orders will be denominated in Japanese Yen. This may subject the Company to a higher degree of risk from currency fluctuations. International sales expose the Company to a number of additional risk factors, including fluctuations in the value of local currencies relative to the U.S. dollar, which, in turn, impact the relative cost of ownership of the Company's products. (See "Additional Risk Factors:
International Sales; Japanese Market").

Because the Company's net sales are subject to a number of risks, including intense competition in the capital equipment industry and the timing and market acceptance of the Company's products, there can be no assurance that the Company will exceed or maintain its current level of net sales for any period in the future. Additionally, the Company believes that the market acceptance and volume production of its UltraBeam Model V2000 electron beam lithography system, Titan Wafer Stepper Family and Saturn Wafer Stepper Family are of critical importance to its future financial results. To the extent that these products do not achieve significant sales due to difficulties involving manufacturing or engineering, an inability to reduce the current long manufacturing cycles for such products, direct competition, or any other reason, the Company's business, financial condition and results of operations would be materially adversely affected. Additionally, the Company is presently transitioning from its Model 1700 MVS Series steppers, which address the market for back-end processing of inductive thin film heads, to the Model 1800 MVS Series steppers, which address the market for back-end processing of magneto-resistive (MR) thin film heads. To the extent that the Model 1800 Series steppers do not achieve significant sales due to competition from alternative technologies, excess capacity in the thin film industry or any other reason, the Company's business, financial condition and results of operations would be materially adversely affected.

GROSS PROFIT
The Company's gross profit as a percentage of sales for the quarter ended March 31, 1998 was 42.7%, as compared with 54.3% for the comparable period in 1997. This decline in gross margin can be primarily attributed to manufacturing and after-sales inefficiencies caused by under-utilization of capacity and non-linearity of shipments during the quarter, as well as higher inventory reserve requirements. Additionally, due to the highly competitive environment the Company is operating in, the Company is not able to pass along additional product costs to its customers.

The Company believes that increased competition from Canon Inc., Nikon Inc., and ASM Lithography, Ltd. ("ASML"), among others, together with generally weak conditions in the markets the Company serves, will make it difficult for the Company to increase gross margin percentages in the near term. Additionally, the Company is nearing completion of capacity additions for the anticipated volume production of several new products that are outside of the Company's core reflective and refractive optical technologies. Commencement of production of these new products has resulted and will continue to result in the purchase and retention of significant levels of inventory to support manufacturing requirements, hiring of additional production and manufacturing support personnel, purchase of significant levels of plant and equipment and the incurrence of other related manufacturing overhead costs. The purchase of additional inventories will result in a significantly higher risk of obsolescence, which may require additional inventory reserves and would negatively impact gross margins. Additionally, new products generally have lower gross margins until production and after-sales efficiencies can be achieved. Should these new products fail to develop or generate significant market demand, the Company's business, financial condition and results of operations would be materially adversely affected. As a result of these and other factors, the Company presently expects that gross profit as a percentage of sales will be significantly lower in 1998, relative to levels achieved in 1997.

RESEARCH, DEVELOPMENT, AND ENGINEERING The Company's research, development, and engineering expenses, net of third party funding, were $7.2 million for the quarter ended March 31, 1998, an increase of 15% as compared with $6.2 million for the comparable period in 1997. The significant current quarter increase, relative to the comparable period in 1997, was primarily attributed to increased spending for the development of the Company's rapid thermal annealing/laser doping technologies and systems and increased spending for the further development and enhancement of its electron beam lithography system.

The Company intends to continue to invest significant resources in the development of new products, such as its rapid thermal annealing/laser doping and electron beam lithography systems, and enhancements of existing semiconductor and thin film head lithography systems. Due to these and other factors, the Company expects the absolute dollar amount of research, development and engineering expenses for the remaining quarters of 1998 to increase, independent of the Company's net sales, relative to the quarter ended March 31, 1998.

SELLING, GENERAL, AND ADMINISTRATIVE The Company's selling, general, and administrative expenses were $6.5 million for the quarter ended March 31, 1998, an increase of 3% as compared with $6.3 million for the comparable period in 1997. As a percentage of net sales, selling, general, and administrative expenses increased to 23.3% for the quarter ended March 31, 1998, as compared with 16.2% for the comparable period in 1997. The dollar increase in the current quarter, relative to the comparable period in 1997, was primarily attributed to increased expenses associated with the Company's UltraBeam subsidiary, which is presently developing, marketing and manufacturing its electron beam lithography system; and higher expenses associated with the Company's Verdant Technologies subsidiary, which is presently developing its rapid thermal annealing/laser doping technologies and systems; partially offset by lower sales, service and support expenses typically associated with a reduction in sales; lower required provisions for the Company's profit sharing and executive incentive plans, which are dependent upon the Company achieving certain operating income targets; and lower commission expense due to lower commissions on international sales. The Company expects the absolute dollar amount of these expenses for the remainder of 1998 to increase, relative to the quarter ended March 31, 1998. (See "Additional Risk Factors: Development of New Product Lines; Expansion of Operations; Management of Growth").

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

OTHER INCOME, NET
Other income, net, which consists primarily of interest income, was $1.7 million for the quarters ended March 31, 1998 and 1997. Higher interest income, relative to the year-ago period, was partially offset by higher foreign exchange losses, principally as a result of the appreciation of the U.S. Dollar versus the Japanese Yen, and increased expenses due to various financing activities, including the sale of certain accounts receivables.

INCOME TAXES (BENEFIT)
The Company recognized a benefit from income taxes of $470,000 for the quarter ended March 31, 1998. This benefit was primarily attributed to the anticipated carryback of certain tax benefits. This compares with an effective tax rate of

31% for the quarter ended March 31, 1997. The Company's effective tax rate differs from the U.S. statutory rate as a result of state income taxes and benefits associated with the Company's foreign sales corporation, tax-exempt income and credits for research and development, net of other individually immaterial benefits.

LIQUIDITY AND CAPITAL RESOURCES

Cash flows provided by operating activities were $0.7 million for the three-month period ended March 31, 1998, as compared with $2.9 million for the comparable period last year. Positive cash flows from operating activities during the first three months of 1998 were attributed to net income of $0.4 million and non-cash charges to income of $2.4 million, partially offset by a negative net effect from changes in operating assets and liabilities of $2.1 million. The negative net effect from changes in operating assets and liabilities was primarily attributed to a $5.1 million increase in inventories and a $5.0 million decrease in other current liabilities, partially offset by a $6.8 million decrease in accounts receivable and a $1.5 million increase in accounts payable. The significant dollar decrease in accounts receivable was primarily the result of the factoring of approximately $6 million of accounts receivable to The Trade Bank. The Company presently anticipates that the current trend of non-linear shipments and extended customer payment terms will continue for some time. Accordingly, the Company expects that accounts receivables will remain at unusually high levels throughout the remainder of 1998. Such trends, should they continue, would expose the Company to numerous risks, which could materially adversely affect the Company's business, financial condition and results of operations. The Company may attempt to mitigate the impact of extended payment terms by factoring certain of its accounts receivables in the future. There can be no assurance that this financing will be available on reasonable terms, or at all.

The significant dollar increase in inventories during the three months ended March 31, 1998 was primarily attributed to the purchase of significant inventories for the Company's UltraBeam subsidiary, together with lower-than-anticipated net sales for the quarter. The Company believes that because of the relatively long manufacturing cycle of certain of its systems, particularly newer products, the Company's investment in inventories will continue to represent a significant portion of working capital. Additionally, the Company has incurred and will continue to incur significant additional levels of inventory, plant and equipment as a result of the anticipated volume production of its electron beam lithography system and anticipated introduction of its rapid thermal annealing/laser doping system. As a result of such investment in inventories, the Company may be subject to an increased risk of inventory obsolescence, impairment of long-lived assets and other factors, which could materially adversely affect the Company's operating results.

At March 31, 1998, the Company had working capital of $221.0 million. The Company's principal sources of liquidity at March 31, 1998 consisted of $159.1 million in cash, cash equivalents and short-term investments and $4 million in various unsecured lines of credit. As of March 31, 1998, $0.1 million was outstanding under such facilities.

For the period ended March 31, 1998, cash provided by financing activities was $0.8 million, principally as a result of the issuance of common stock pursuant to the exercise of employee stock options.

During the quarter, the Company used $4.4 million of cash in its investing activities. Capital expenditures of $6.6 million were partially offset by net proceeds of $2.2 million from investing activities. The significant level of capital expenditures during the quarter was primarily attributed to facilities expansion for the manufacture and sales demonstration support of the Company's electron beam lithography and rapid thermal annealing/laser doping systems. As a result of these capital expenditures, the Company's depreciation and amortization costs are anticipated to increase significantly and may negatively impact the Company's results of operations in the event of a further downturn in the Company's business cycles.

Many currently installed computer systems and software products are coded to accept only two digit entries in the date code field. Beginning in the year 2000, these date code fields will need to accept four digit entries to distinguish 21st century dates from 20th century dates. As a result, in less than two years, computer systems and/or software used by many companies may need to be upgraded to comply with such "Year 2000" requirements. The Company has commenced, for all of its information systems, key vendors and software contained in the products it sells, a year 2000 conversion project to address necessary code changes, testing and implementation. The Company expects such modifications will be made on a timely basis and does not believe that the cost of such modifications will have a material effect on the Company's operating results. However, there can be no assurance that the Company, or its vendors, will be able to timely and cost-effectively cure its products' errors and defects associated with year 2000 date functions, and this may result in material costs to the Company, including costs associated with detecting and fixing such defects and costs incurred in litigation due to any such defects. Many commentators have predicted that a significant amount of litigation will arise out of year 2000 compliance issues. The Company is aware of several such suits currently pending. Because of the unprecedented nature of such litigation and the Company's current lack of knowledge as to the extent its products contain defects relating to the year 2000, there can be no assurance that the Company will not be materially adversely affected by claims related to year 2000 compliance. Additionally, the Company's customers may be required to devote substantial financial resources to their own internal year 2000 issues. This may result in fewer financial resources available to purchase the Company's products, which would result in fewer system sales by the Company. This, in turn, could have a material adverse impact on the Company's business, financial condition and results of operations. Although the Company is not aware of any material operational issues or costs associated with preparing its internal systems for the year 2000, there can be no assurance that the Company will not experience serious unanticipated negative consequences and/or material costs caused by undetected errors or defects in technology used in its internal operating systems, which are composed primarily of third party software and hardware technology.

The development and manufacture of new lithography systems and enhancements are highly capital intensive. In order to be competitive, the Company must continue to make significant expenditures for capital equipment, sales, service, training and support capabilities; investments in systems, procedures and controls; expansion of operations and research and development, among many items. The Company expects that anticipated cash flow from operations, its cash, cash equivalents and short-term investments and funds available under its lines of credit will be sufficient to meet the Company's cash requirements for the next twelve months. Beyond the next twelve months, the Company may require additional equity or debt financing to address its working capital or capital equipment needs. Additionally, the Company may in the future pursue acquisitions of complementary product lines, technologies or businesses. Future acquisitions by the Company may result in potentially dilutive issuances of equity securities, the incurrence of debt and contingent liabilities and amortization expenses related to goodwill and other intangible assets, which could materially adversely affect any Company profitability. In addition, acquisitions involve numerous risks, including difficulties in the assimilation of the operations, technologies and products of the acquired companies; the diversion of management's attention from other business concerns; risks of entering markets in which the Company has no or limited direct prior experience; and the potential loss of key employees of the acquired company. In the event the Company acquires product lines, technologies or businesses which do not complement the Company's business, or which otherwise do not enhance the Company's sales or operating results, the Company may incur substantial write-offs and higher recurring operating costs, which could have a material adverse effect on the Company's business, financial condition and results of operations. In the event that any such acquisition does occur, there can be no assurance as to the effect thereof on the Company's business or operating results. Additionally, the Company is experiencing continued interest in its equipment leasing program. Continued success of this strategy may result in the further formation of significant long-term receivables and would require the use of substantial amounts of working capital. The formation of significant long-term receivables and the granting of extended customer payment terms exposes the Company to additional risks, including potentially higher customer concentration and higher potential operating expenses relating to customer defaults. To the extent that the Company's financial resources are insufficient to fund the Company's activities, additional funds will be required. There can be no assurance that additional financing will be available on reasonable terms, or at all.

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

The Company attempts to mitigate the risk of cyclicality by participating in both the semiconductor and magnetic recording head markets, as well as diversifying into new markets such as photolithography for micromachining and the development of photomasks. Despite such efforts, when one or more of such markets experiences a downturn or slowdown, such as is currently occurring in the semiconductor and thin film head markets, the Company's net sales and operating results can be materially adversely affected, and may even result in net losses for one or more quarters. Accordingly, the Company can give no assurance that it will be able to achieve or maintain its current level of sales. Based on current market conditions in both the semiconductor and thin film head industries and nonlinearity of system shipments, the Company expects that sales for the quarter ending June 30, 1998 will be flat or lower, compared to net sales for the quarter ended March 31, 1998. Additionally, the Company may experience a net loss for the quarter ending June 30, 1998, due primarily to continued high levels of incurred research and development expense for its UltraBeam and Verdant product lines.

During 1997 and 1996, approximately 50% and 40%, respectively, of the Company's net sales were derived from sales to thin film head manufacturers and micromachining customers. During the three month period ended March 31, 1998, sales to thin film head manufacturers and micromachining customers represented approximately 55% of the Company's net sales, as compared with 60% during the comparable period a year ago. The Company has recently experienced a significant decline in orders from customers in the thin film head market. Additionally, several companies within the thin film head and disk drive industries have announced lower than expected earnings and have announced restructuring or other non-recurring charges. The Company believes these events indicate that the thin film head and disk drive industries have excess capacity in the near-term. This will result in lower sales and delays or deferrals of customer orders from these industries, which will continue to materially adversely affect the Company's business, financial condition and results of operations in the near term. Additionally, the Company is experiencing increased competition in this market from Canon, Nikon and ASML. The Company's business and operating results would be materially adversely affected by downturns or slowdowns in the thin film head market or by loss of market share.

HIGHLY COMPETITIVE INDUSTRY The capital equipment industry in which the Company operates is intensely competitive. A substantial investment is required to install and integrate capital equipment into a semiconductor or thin film head production line. The Company believes that once a device manufacturer has selected a particular vendor's capital equipment, the manufacturer generally relies upon that equipment for the specific production line application and, to the extent possible, subsequent generations of similar products. Accordingly, it is difficult to achieve significant sales to a particular customer once another vendor's capital equipment has been selected. The Company experiences intense competition worldwide from a number of leading foreign and domestic stepper manufacturers, such as Nikon, Canon, ASML and Silicon Valley Group, Inc.'s Micralign products, all of which have substantially greater financial, marketing, technical and other resources than the Company. Nikon supplies a 1X stepper for use in the manufacture of liquid crystal displays and both Canon and Nikon offer reduction steppers for thin film head fabrication. The Company believes that future thin film head production may involve manufacturing steps that require critical feature sizes. The Company's current steppers do not address device layers below .65 microns. In addition, Nikon and Canon are shipping their own widefield mix-and-match lithography systems. (See: "Additional Risk Factors: Importance of Mix-and-Match Strategy"). Additionally, ASML has recently announced their intent to compete in the low-cost lithography market. The Company's UltraBeam model V2000 electron beam pattern generation system competes against systems produced by ETEC Systems, Inc.; Hitachi, Ltd.; Leica Camera AG; and JEOL, Ltd. ("Japan Electron Optical Laboratory"). In addition, the Company believes that the high cost of developing new lithography tools has caused its competitors to collaborate with customers and other parties in various areas such as research and development, manufacturing and marketing, thereby resulting in a combined competitive threat with significantly enhanced financial, technical and other resources. The Company expects its competitors to continue to improve the performance of their current products. These competitors have stated that they will introduce new products with improved price and performance characteristics that will compete directly with the Company's products. This could cause a decline in sales or loss of market acceptance of the Company's steppers, and thereby materially adversely affect the Company's business, financial condition and results of operations. There can be no assurance that enhancements to, or future generations of, competing products will not be developed that offer superior cost of ownership and technical performance features. The Company believes that to be competitive, it will require significant financial resources in order to continue to invest in new product development, features and enhancements, to introduce next generation stepper systems on a timely basis, and to maintain customer service and support centers worldwide. In marketing its products, the Company may also face competition from vendors employing other technologies. In addition, increased competitive pressure could lead to intensified price-based competition, resulting in lower prices and margins, which would materially adversely affect the Company's business, financial condition and operating results. There can be no assurance that the Company will be able to compete successfully in the future.

Japanese IC manufacturers have a significant share of the worldwide market for certain types of ICs for which the Company's systems are used. However, the Japanese stepper manufacturers are well established in the Japanese stepper market, and it is extremely difficult for non-Japanese lithography equipment companies to penetrate the Japanese stepper market. To date, the Company has not established itself as a major competitor in the Japanese IC equipment market and there can be no assurance that the Company will be able to achieve significant sales to Japanese IC manufacturers in the future. (See "International Sales; Japanese Market").

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

CUSTOMER CONCENTRATION Historically, the Company has sold a substantial number of its systems to a limited number of customers. In 1997, sales to two customers accounted for 14%, and 10% of the Company's net sales. In 1996, sales to two customers accounted for approximately 17% and 12% of the Company's net sales. The Company expects that sales to relatively few customers will continue to account for a high percentage of its net sales in the foreseeable future and believes that the Company's financial results depend in significant part upon the success of these major customers, and the Company's ability to meet their future capital equipment needs. Although the composition of the group comprising the Company's largest customers may vary from period to period, the loss of a significant customer or any reduction in orders by any significant customer, including reductions due to market, economic or competitive conditions in the semiconductor or magnetic recording head industries or in the industries that manufacture products utilizing integrated circuits or thin film heads, may have a material adverse effect on the Company's business, financial condition and results of operations. The Company's ability to maintain or increase its sales in the future will depend, in part, upon its ability to obtain orders from new customers as well as the financial condition and success of its customers and the general economy, of which there can be no assurance. (See "Cyclicality of Semiconductor and Magnetic Recording Head Industries").

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

DEVELOPMENT OF NEW PRODUCT LINES; EXPANSION OF OPERATIONS; MANAGEMENT OF
GROWTH   Currently, the Company is devoting significant resources to the development, introduction and commercialization of new products and technologies that are outside of the Company's core reflective and refractive optical businesses (see "Research, Development and Engineering"). During 1998, the Company has, and will continue to develop these products and will continue to invest significant resources in plant and equipment, inventory, personnel and other costs, to begin production of these products and to provide the marketing, administration and after-sales support required to support these new products. Accordingly, there can be no assurance that gross profit margins and inventory levels will not be adversely impacted in the future by start-up costs associated with the initial production of these new product lines. These start-up costs include, but are not limited to, additional manufacturing overhead, additional inventory reserve requirements and the establishment of after-sales support organizations. Additionally, there can be no assurance that operating expenses will not increase, relative to sales, as a result of adding additional marketing and administrative personnel, among other costs, to support the Company's additional products. If the Company is unable to achieve significantly increased net sales or its sales fall below expectations, the Company's operating results will be materially adversely affected until, among other factors, inventory levels and expenses can be reduced.

In December 1997, the Company terminated its distributor relationship with Innotech, its Japanese distributor. The Company is presently in the process of expanding its operations in Japan by establishing a direct sales force. The Company has leased additional facilities and is making significant capital expenditures for sales and applications support. For this and other reasons, the Company expects that its selling, general and administrative expenses will increase significantly in absolute dollars in 1998, relative to the comparable periods in 1997. Should additional gross profit on sales to the Japan marketplace not be sufficient to fund these expanded operations, the Company's business, financial condition and results of operations would be materially adversely impacted.

IMPORTANCE OF MIX-AND-MATCH STRATEGY A principal element of the Company's strategy is to sell its systems to advanced semiconductor fabrication facilities for mix-and-match applications. This strategy depends, in significant part, upon the recognition by semiconductor manufacturers that costs can be reduced by using the Company's systems to perform exposure on semiconductor process layers requiring feature sizes of 0.65 microns or greater and the willingness of such manufacturers to implement processes to lower manufacturing costs. Many semiconductor fabrication facilities have limited or no experience with integrating lithography tools in the manner necessary for full implementation and acceptance of a mix-and-match manufacturing strategy, and there can be no assurance that semiconductor manufacturers will adopt such a strategy. The Company has designed certain of its systems to operate in a compatible manner with its competitors' reduction steppers and step-and-scan systems, which are used to process layers with feature sizes below 0.65 microns. The successful implementation of the Company's strategy, however, will result in a loss of sales by manufacturers of reduction steppers and will cause these competitors to respond with lower prices, productivity improvements or new technical designs for their systems that may eliminate the need for the Company's steppers or make it difficult for the Company's systems to attain compatibility with such systems. Also, certain of the Company's competitors, which also manufacture widefield systems, including Nikon and Canon, are shipping their own widefield mix-and-match lithography systems. The introduction, development and sales of such competitive systems could materially adversely affect the Company's business, financial condition and results of operations.

To facilitate its mix-and-match strategy, the Company has developed and is continuing to develop a family of products. In 1995, the Company commenced shipment and volume production of the Titan Wafer Stepper and commenced shipment of the Saturn Wafer Stepper. Additionally, during 1997 the Company added multiple versions of its Titan and Saturn wafer steppers in order to more fully address the needs of the mix-and-match market. As is typical with newly introduced systems in the capital equipment industry, the Company has experienced and may continue to experience technical or other difficulties with its mix-and-match family of products. The Company believes that the market acceptance and process verification combined with volume production of the mix-and-match family of products is of critical importance to the successful implementation of its mix-and-match strategy and its future financial results. Recently, this market segment of the Company's business has experienced a pronounced downturn due, in part, to the recent cyclical downturn in the semiconductor industry. Additionally, the Company believes that existing capital budgets of semiconductor manufacturers are currently focusing on technology buys, and not capacity additions. This places the Company at a disadvantage, since its steppers address non-critical geometries. To the extent that the mix-and-match family of products does not achieve or maintain significant sales due to a cyclical downturn in the semiconductor industry; technical, manufacturing or other difficulties associated with these products; lack of customer acceptance; an inability to reduce the significantly long manufacturing cycle of these products; an inability to increase capacity for the production of the mix-and-match family of products; direct competition from other widefield mix-and-match systems from Nikon and Canon, among others; or any other reason, the Company's business, financial condition and results of operations would be materially adversely affected. In addition, the increase in mix-and-match stepper production has resulted and will continue to result in higher inventory levels and operating expenses. Failure to achieve or maintain significant sales of these steppers could lead, among other things, to an increase in inventory obsolescence and an increase in expenses without corresponding sales, either of which could materially adversely affect the Company's business, financial condition and results of operations.

RAPID TECHNOLOGICAL CHANGE; IMPORTANCE OF TIMELY PRODUCT INTRODUCTION
The semiconductor and magnetic recording head manufacturing industries are subject to rapid technological change and new product introductions and enhancements. The Company's ability to be competitive in these and other markets will depend, in part, upon its ability to develop new and enhanced systems and related software tools, and to introduce these systems and related software tools at competitive prices and on a timely and cost-effective basis to enable customers to integrate them into their operations either prior to or as they begin volume product manufacturing. The Company will also be required to enhance the performance of its existing systems and related software tools. Any success of the Company in developing new and enhanced systems and related software tools depends upon a variety of factors, including product selection, timely and efficient completion of product design, timely and efficient implementation of manufacturing and assembly processes, product performance in the field and effective sales and marketing. In particular, the Company has not yet fully defined the markets and applications for the Titan Wafer Stepper Family and the Saturn Wafer Stepper Family. Because new product development commitments must be made well in advance of sales, new product decisions must anticipate both future demand and the technology that will be available to supply that demand. There can be no assurance that the Company will be successful in selecting, developing, manufacturing and marketing new products and related software tools or enhancing its existing products and related software tools. Any such failure would materially adversely affect the Company's business, financial condition and results of operations.

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

During the last several years, the Company experienced an increased level of employee turnover. The Company believes that this increase was due to several factors, including: the recent semiconductor industry slowdown, which resulted in a planned reduction in the Company's workforce during the fourth fiscal quarter of 1996, and which further resulted in an increased level of uncertainty within the workforce; an expanding economy within the geographic area that the Company maintains its principal business offices, making it more difficult for the Company to retain its employees; and the declining value of stock options granted to employees, relative to their total compensation, as a result of the full vesting of options granted prior to the Company's initial public offering and significant numbers of options granted at prices well in excess of the current market value of the Company's stock. Due to these and other factors, the Company may continue to experience high levels of employee turnover, which could adversely impact the Company's business, financial condition and results of operations.

INTERNATIONAL SALES; JAPANESE MARKET International sales accounted for approximately 33% and 53% of total net sales for the years 1997 and 1996, respectively. For the first three months of 1998, international sales accounted for 49% of total net sales, as compared with 43% during the comparable period a year ago. The Company anticipates that international sales, which typically have lower gross margins than domestic sales, principally due to higher field service and support costs, will continue to account for a significant portion of total net sales. As a result, a significant portion of the Company's sales will be subject to certain risks, including unexpected changes in regulatory requirements, difficulty in satisfying existing regulatory requirements, exchange rate fluctuations, tariffs and other barriers, political and economic instability, difficulties in accounts receivable collections, natural disasters, difficulties in staffing and managing foreign subsidiary and branch operations and potentially adverse tax consequences. Although the Company generally transacts its international sales in U.S. dollars, international sales expose the Company to a number of additional risk factors, including fluctuations in the value of local currencies relative to the U.S. dollar, which, in turn, impact the relative cost of ownership of the Company's products and may further impact the purchasing ability of its international customers. In Japan, however, the Company has recently commenced direct sales operations and anticipates that future orders will be denominated in Japanese Yen. This may subject the Company to a higher degree of risk from currency fluctuations. The Company is also subject to the risks associated with the imposition of legislation and regulations relating to the import or export of semiconductors and magnetic recording head products. The Company cannot predict whether quotas, duties, taxes or other charges or restrictions will be implemented by the United States, Japan or any other country upon the importation or exportation of the Company's products in the future. There can be no assurance that any of these factors or the adoption of restrictive policies will not have a material adverse effect on the Company's business, financial condition and results of operations. Additionally, the Company believes that the severe currency and equity market fluctuations that have been experienced recently by many of the Asian markets will cause a further reduction in orders of the Company's products, particularly in the short-term, which will have a material adverse effect on the Company's business, financial condition and results of operations.

Although the Company has sold a number of its systems to Japanese thin film head manufacturers, to date, the Company has made limited sales of its systems to Japanese semiconductor manufacturers. The Japanese semiconductor market segment is large, represents a substantial percentage of the worldwide semiconductor manufacturing capacity, and is difficult for foreign companies to penetrate. The Company is at a competitive disadvantage with respect to Japanese semiconductor capital equipment suppliers that have been engaged for some time in collaborative efforts with Japanese semiconductor manufacturers, and currently dominate the Japanese stepper market. The Company believes that increased penetration of the Japanese market is critical to its financial results and intends to continue to invest significant resources in Japan in order to meet this objective. As part of its strategy to penetrate the Japanese market, in 1993, the Company entered into a distribution agreement with Innotech Corporation, a local distributor of products. This agreement was terminated in December 1997, and the Company is presently in the process of expanding its operations in Japan by establishing a direct sales force and creating sales and applications support organizations. (See "Additional Risk
Factors: Development of New Product Lines; Expansion of Operations; Management of Growth").

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

VOLATILITY OF STOCK PRICE The Company believes that factors such as announcements of developments related to the Company's business, fluctuations in the Company's operating results, sales of securities of the Company into the marketplace, general conditions in the semiconductor and magnetic recording head industries or the worldwide or regional economies, an outbreak of hostilities, a shortfall in revenue or earnings from, or changes in, analysts' expectations, announcements of technological innovations or new products or enhancements by the Company or its competitors, developments in patents or other intellectual property rights and developments in the Company's relationships with its customers and suppliers could cause the price of the Company's Common Stock to fluctuate, perhaps substantially. In addition, in recent years the stock market in general, and the market for shares of small capitalization stocks in particular, including the Company's, have experienced extreme price fluctuations, which have often been unrelated to the operating performance of affected companies. There can be no assurance that the market price of the Company's Common Stock will not continue to experience significant fluctuations in the future, including fluctuations that are unrelated to the Company's performance.

PART 2:   OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS.                                       None.

ITEM 2.   CHANGES IN SECURITIES.                                   None.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES.                         None.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.     None.

ITEM 5.   OTHER INFORMATION.                                       None

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K.

          (a) EXHIBITS.

          Exhibit 27     Financial Data Schedule

          (b) REPORTS ON FORM 8-K.

          The Company did not file any reports on Form 8-K during the three months ended March 31, 1998.

                                     SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              ULTRATECH STEPPER, INC.
------------------------------------------------------------------------------
                                    (Registrant)




Date:     May 12, 1998             By:  /s/ William G. Leunis, III
     -----------------------           ----------------------------------------
                                            William G. Leunis, III
                                            Senior Vice President Finance and
                                            Chief Financial Officer (Duly
                                            Authorized Officer and Principal
                                            Financial and Accounting Officer)