Form 10-Q
period 1998-06-30
ULTRATECH STEPPER INC
filed 1998-08-14
CIK 909791

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                 FORM  10-Q

(Mark One)
    [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             FOR THE QUARTERLY PERIOD ENDED     JUNE 30, 1998
                                            ---------------------

    [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


      For the transition period from _______________ to _______________


                      Commission File Number     0-22248
                                             ---------------


                            ULTRATECH STEPPER, INC.
-------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


           DELAWARE                                 94-3169580
-------------------------------------------------------------------------------
(State or other jurisdiction of        (I.R.S. employer identification number)
incorporation or organization)


 3050 Zanker Road, San Jose, California               95134
-------------------------------------------------------------------------------
(Address of principal executive offices)            (Zip Code)


    Registrant's telephone number, including area code     (408) 321-8835
                                                       ----------------------

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                          Yes    X        No
                              -------         -------

Indicate the number of shares of the issuer's class of common stock, as of the latest practical date:


          Class                          Outstanding as of August 6, 1998
-------------------------------------    --------------------------------------
Common Stock, $.001 par value                         21,031,754

                             ULTRATECH STEPPER, INC.

                                     INDEX

                                                                        Page No.
                                                                        --------
PART 1. FINANCIAL INFORMATION

ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

         Condensed Consolidated Balance Sheets as of June 30, 1998
         and December 31, 1997 . . . . . . . . . . . . . . . . . . . .      3

         Condensed Consolidated Statements of Income and Comprehensive
         Income for the three months ended June 30, 1998 and 1997 and
         the six months ended June 30, 1998 and 1997 . . . . . . . . .      4

         Condensed Consolidated Statements of Cash Flows for the three months ended June 30, 1998 and 1997 and the six months ended
         June 30, 1998 and 1997. . . . . . . . . . . . . . . . . . . .      5

         Notes to Condensed Consolidated Financial Statements. . . . .      6

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
         AND RESULTS OF OPERATIONS . . . . . . . . . . . . . . . . . .      9


PART 2. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS . . . . . . . . . . . . . . . . . . . . . .     22

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS . . . . . . . . . .     22

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES . . . . . . . . . . . . . . .     22

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS . . . . .     22

ITEM 5.  OTHER INFORMATION . . . . . . . . . . . . . . . . . . . . . .     22

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K. . . . . . . . . . . . . . .     22


SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     24

PART 1.  FINANCIAL INFORMATION

Item 1.  Condensed Consolidated Financial Statements

                             ULTRATECH STEPPER, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                                   June 30,         Dec. 31,
(In thousands)                                       1998             1997*
-----------------------------------------------------------------------------
ASSETS                                            (Unaudited)
Current assets:
   Cash, cash equivalents and
    short-term investments                          $150,116         $164,349
   Accounts receivable, net                           27,506           45,947
   Inventories                                        53,931           37,337
   Current portion of leases receivable,
    prepaid expenses and other current assets         10,458            4,248
   Deferred income taxes                               5,139            5,142
-----------------------------------------------------------------------------
Total current assets                                 247,150          257,023

Equipment and leasehold
 improvements, net                                    27,977           22,285

Restricted investments                                 5,445            5,325

Leases receivable                                      9,062           11,354

Other assets                                           8,353            4,014
-----------------------------------------------------------------------------

Total assets                                        $297,987         $300,001
-----------------------------------------------------------------------------
-----------------------------------------------------------------------------
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Notes payable                                    $  1,531         $     94
   Accounts payable                                   14,223           12,295
   Other current liabilities                          29,419           21,408
-----------------------------------------------------------------------------
Total current liabilities                             45,173           33,797

Other liabilities                                      2,507            2,572

Stockholders' equity                                 250,307          263,632
-----------------------------------------------------------------------------

Total liabilities and stockholders' equity          $297,987         $300,001
-----------------------------------------------------------------------------
-----------------------------------------------------------------------------

*The Balance Sheet as of December 31, 1997 has been derived from the audited financial statements at that date.

     SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                             ULTRATECH STEPPER, INC.
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                             AND COMPREHENSIVE INCOME
                                    (UNAUDITED)

                                                                Three Months Ended        Six Months Ended
                                                               ---------------------    ---------------------
                                                               JUNE 30,     June 30,    JUNE 30,     June 30,
(In thousands, except per share amounts)                         1998        1997         1998        1997
-------------------------------------------------------------------------------------------------------------
Net sales                                                      $ 22,395     $38,054     $ 50,177     $76,787

Cost of sales                                                    16,148      18,075       32,066      35,775
-------------------------------------------------------------------------------------------------------------
Gross profit                                                      6,247      19,979       18,111      41,012

OPERATING EXPENSES:
   Research, development, and engineering                         6,841       6,793       14,014      13,013
   Selling, general, and administrative                           6,292       6,643       12,768      12,921
   Acquired in-process research and development                  12,566           0       12,566       3,619
-------------------------------------------------------------------------------------------------------------
Operating income (loss)                                         (19,452)      6,543      (21,237)     11,459

Interest expense                                                    (82)        (43)        (109)        (85)

Other income, net                                                 1,592       1,799        3,295       3,495
-------------------------------------------------------------------------------------------------------------
Income (loss) before income taxes                               (17,942)      8,299      (18,051)     14,869

Income taxes (benefit)                                           (2,578)      2,572       (3,048)      4,609
-------------------------------------------------------------------------------------------------------------

Net income (loss)                                               (15,364)      5,727      (15,003)     10,260
-------------------------------------------------------------------------------------------------------------

Other comprehensive income (expense), net of tax:

   Unrealized gain (loss) on available-for-sale securities          (66)        340           68          20
-------------------------------------------------------------------------------------------------------------
Comprehensive income (loss)                                    $(15,430)    $ 6,067     $(14,935)    $10,280
-------------------------------------------------------------------------------------------------------------
Net income (loss) per share - basic                            $  (0.74)    $  0.28     $  (0.72)    $  0.50

Number of shares used in per share computations - basic          20,895      20,451       20,864      20,411

Net income (loss) per share - diluted                          $  (0.74)    $  0.27     $  (0.72)    $  0.48

Number of shares used in per share computations - diluted        20,895      21,442       20,864      21,511
-------------------------------------------------------------------------------------------------------------


     SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                             ULTRATECH STEPPER, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                   Six Months Ended
                                                                ---------------------
                                                                 JUNE 30,    June 30,
(In thousands)                                                    1998        1997
-------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                               $(15,003)    $10,260
Charges to income not affecting cash                              17,844       6,625
Net effect of changes in operating assets and liabilities          7,867      (8,191)
-------------------------------------------------------------------------------------
Net cash provided by operating activities                         10,708       8,694

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures                                              (8,281)     (3,108)
Net reduction (investment) in available-for-sale securities       31,227      (2,327)
Purchase of certain assets of Lepton Inc.                              -      (3,101)
Purchase of certain assets and liabilities of Integrated
 Solutions, Inc., net of cash acquired                           (19,429)          -
Segregation of restricted investments                               (117)       (151)
-------------------------------------------------------------------------------------
Net cash provided by (used in) investing activities                3,400      (8,687)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from notes payable                                        1,437          99
Repayment of note payable                                              -         (99)
Net proceeds from issuance of common stock
 pursuant to employee stock plans                                  1,300         516
-------------------------------------------------------------------------------------
Net cash provided by financing activities                          2,737         516

Net increase in cash and cash equivalents                         16,845         523

Cash and cash equivalents at beginning of period                  43,898      47,771
-------------------------------------------------------------------------------------

Cash and cash equivalents at end of period                      $ 60,743     $48,294
-------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------

     SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                             ULTRATECH STEPPER, INC.
               NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)
                                 JUNE 30, 1998


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

The Company's second fiscal quarter in 1998 and 1997 ended on July 4, 1998 and July 5, 1997, respectively. For convenience of presentation, the Company's financial statements have been shown as ending on June 30, 1998 and June 30, 1997.

Operating results for the three-month and six-month periods ended June 30, 1998 are not necessarily indicative of the results that may be expected for the year ending December 31, 1998, or any future period.

(2) INVENTORIES

Inventories consist of the following:

                                       June 30, 1998     Dec. 31, 1997
                                       -------------     -------------
(In thousands)                          (Unaudited)
Raw materials . . . . . . . . . . . .     $31,754           $20,297
Work-in-process . . . . . . . . . . .      11,812             9,739
Finished products . . . . . . . . . .      10,365             7,301
                                          -------           -------
                                          $53,931           $37,337
                                          -------           -------
                                          -------           -------

(3) OTHER CURRENT LIABILITIES

Other current liabilities consist of the following:

                                       June 30, 1998     Dec. 31, 1997
                                       -------------     -------------
(In thousands)                          (Unaudited)
Salaries and benefits                     $ 9,327           $ 5,018
Warranty reserves                           7,849             5,871
Advance billings                            2,978               872
Income taxes payable                            0             3,034
Settlement/Japan distributor                    0             3,051
Other                                       9,265             3,562
                                          -------           -------
                                          $29,419           $21,408
                                          -------           -------
                                          -------           -------

(4) COMPUTATION OF NET INCOME (LOSS) PER SHARE

The Company adopted Statement of Financial Accounting Standards Board Statement No. 128 (FAS 128), "Earnings Per Share" in the fourth fiscal quarter of 1997. Under the provision of FAS 128, primary net income per share has been replaced by basic net income per share, which does not include the dilutive effect of stock options in its calculation. In addition, fully diluted net income per share has been replaced by diluted net income per share. All prior period net income per share amounts have been replaced by basic and diluted net income per share. Net income has not been adjusted for any period presented for purposes of computing basic and diluted earnings per share.

The following sets forth the computation of basic and diluted net income
(loss) per share:

                                                            Three Months Ended        Six Months Ended
                                                           --------------------     ---------------------
                                                           June 30,    June 30,     June 30,     June 30,
(in thousands, except per share amounts)                     1998        1997         1998         1997
---------------------------------------------------------------------------------------------------------
Numerator:
   Net income (loss)                                       $(15,364)    $ 5,727     $(15,003)    $10,260

Denominator:
   Denominator for basic net income (loss) per share         20,895      20,451       20,864      20,411
   Effect of dilutive employee stock options                      0         991            0       1,100
                                                           --------     -------     --------     -------
   Denominator for diluted net income (loss) per share       20,895      21,442       20,864      21,511
                                                           --------     -------     --------     -------
Net income (loss) per share - basic                        $  (0.74)    $  0.28     $  (0.72)    $  0.50
                                                           --------     -------     --------     -------
                                                           --------     -------     --------     -------
Net income (loss) per share - diluted                      $  (0.74)    $  0.27     $  (0.72)    $  0.48
                                                           --------     -------     --------     -------
                                                           --------     -------     --------     -------

For the three-month and six-month periods ended June 30, 1998, options to purchase 2,719,000 shares of common stock at an average exercise price of $15.68 were excluded from the computation of diluted net loss per share as the effect would have been antidilutive. This compares to the exclusion of 407,000 options at an average exercise price of $30.20 and 400,000 options at an average exercise price of $30.43 for the three-month and six-month periods ended June 30, 1998, respectively. Options are antidilutive when the Company has a net loss or when the exercise price of the stock option is greater than the average market price of the Company's common stock.

(5) ACQUISITION

On June 11, 1998, the Company completed the acquisition of substantially all of the assets and the assumption of certain liabilities of Integrated Solutions, Inc. (ISI), a privately held manufacturer of i-line and deep ultra-violet reduction lithography systems. The purchase price consisted of net cash consideration of approximately $19.4 million, and $13.7 million for transaction expenses and assumed liabilities. As a result of this acquisition, the Company recognized a charge in the quarter ended June 30, 1998 for acquired in-process research and development expense of $12.6 million, or $0.60 per share, representing products in development stage that were not considered to have reached technological feasibility and had no alternative future use. Based on the preliminary purchase price allocation, the Company recorded $2.7 million in excess cost over fair value of net assets to be amortized on a straight-line basis over a five year period.

The Company accounted for this acquisition based on the purchase method of accounting. The results of ISI are included from the date of acquisition and were not material to the Company's results of operations.

The following unaudited pro forma net sales, net income (loss) and net income
(loss) per share combine the historical net sales, net income (loss) and net income (loss) per share of the Company and ISI for the six months ended June 30, 1998 and June 30, 1997, as if the acquisition had occurred at the beginning of the earliest period presented. These balances do not reflect the charge for acquired in-process research and development of $12.6 million, or $0.60 per share, due to its non-recurring nature.

                                                    Six Months Ended
                                            -------------------------------
                                               June 30,          June 30,
(in thousands, except per share data)           1998              1997
---------------------------------------------------------------------------
Net sales...............................     $ 62,389           $97,841
Net income (loss).......................      (25,274)            8,957

Net income (loss) per share - basic.....        (1.21)             0.44
Net income (loss) per share - diluted...        (1.21)             0.42

During the first quarter of 1997, the Company completed the acquisition of certain assets of Lepton Inc., a developer of electron beam lithography systems. As a result of this acquisition, the Company recognized a one-time pre-tax charge in the quarter ended March 31, 1997 for acquired in-process research and development expense of $3.6 million, or $0.12 per share, net of related income tax benefits.

6) SEGMENT OF AN ENTERPRISE AND RELATED INFORMATION.

In June 1997, the Financial Accounting Standards Board issued Statement No. 131 (FAS 131), "Disclosures about Segments of an Enterprise and Related Information", which is required to be applied for years beginning after December 15, 1997. FAS 131 establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. FAS 131 is effective for annual financial statements for fiscal years beginning after December 15, 1997, and therefore the Company will adopt the new requirements retroactively in 1998. The Company anticipates that the adoption of this statement will not have a significant effect on the presentation of the Company's financial statements.

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

                                                                            Quarter Ended     Six Months Ended
(in thousands)                                                              June 30, 1998       June 30, 1998
---------------------------------------------------------------------------------------------------------------
Accumulated other comprehensive income at December 31, 1997:
   Unrealized gain on available-for-sale securities, net of tax . . . . .                             $271

Accumulated other comprehensive income at March 31, 1998:
   Unrealized gain on available-for-sale securities, net of tax . . . . .        $405

Change for the six months ended June 30, 1998:
   Unrealized gain on available-for-sale securities, net of tax . . . . .                               68

Change for the three months ended June 30, 1998:
   Unrealized loss on available-for-sale securities, net of tax . . . . .         (66)
                                                                                 ----                 ----
Accumulated other comprehensive income at June 30, 1998:  . . . . . . . .        $339                 $339
                                                                                 ----                 ----
                                                                                 ----                 ----

(8) ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES.

In June 1998, the Financial Accounting Standards Board issued Statement No. 133 (FAS 133), "Accounting for Derivative Instruments and Hedging Activities", which is required to be adopted in years beginning after June 15, 1999. Because of the Company's minimal use of derivatives, management does not anticipate that the adoption of the new Statement will have a significant effect on earnings or the financial position of the Company.

Given the complexity of the new Standard and that the impact hinges on market values at the date of adoption, it is extremely difficult to estimate the impact of adoption unless adoption is imminent.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

Ultratech develops, manufactures and markets photolithography equipment (steppers) designed to reduce the cost of manufacturing integrated circuits
(ICs), thin film heads (TFHs) for disk drives and micromachined components. The Company supplies step-and-repeat systems based on one-to-one and reduction optical technologies to customers located throughout the United States, Europe, Asia/Pacific and Japan. These products range from low-cost systems for high-volume manufacturing to advanced systems for cost-effective production of leading-edge devices and for research and development applications. Additionally, the Company recently shipped its first UltraBeam Model V2000 electron beam pattern generation system based on vector-scan technology for use in the development and production of photomasks for the IC industry.

On June 11, 1998, the Company completed the acquisition of substantially all of the assets and the assumption of certain liabilities of Integrated Solutions, Inc. ("ISI"), a privately held manufacturer of i-line and deep ultra-violet (DUV) reduction lithography systems (the "Acquisition") for approximately $19.4 million in cash and the assumption of certain liabilities and expenses.

The following discussion should be read in conjunction with the Company's 1997 Annual Report on Form 10-K, which is available upon request.

RESULTS OF OPERATIONS

The Company's operating results have fluctuated significantly in the past and will continue to fluctuate significantly in the future depending upon a variety of factors, including substantial cyclicality in the Company's target markets; various competitive factors including price-based competition and competition from vendors employing other technologies; the timing and terms of significant orders; lengthy sales cycles for the Company's products; delayed shipments to customers due to customer configuration changes and other factors; acquisition activities requiring the devotion of substantial management resources; the mix of products sold; lengthy manufacturing cycles for the Company's products; lengthy product development cycles for new products; the timing of new product announcements and releases by the Company or its competitors; market acceptance of new products and enhanced versions of the Company's products; manufacturing inefficiencies associated with the startup of new product introductions; customer concentration; ability to volume produce systems and meet customer requirements; patterns of capital spending by customers; product discounts; changes in pricing by the Company, its competitors or suppliers; political and economic instability throughout the world, in particular the Asia/Pacific region; natural disasters; regulatory changes; and business interruptions related to the Company's occupation of its facilities. The Company's gross profit as a percentage of sales has been and will continue to be significantly affected by a variety of factors, including the mix of products sold; nonlinearity of shipments during the quarter; increased competition in the Company's targeted markets; the rate of capacity utilization; the introduction of new products, which typically have higher manufacturing costs until manufacturing efficiencies are realized and are typically discounted more than existing products until the products gain market acceptance; the percentage of international sales, which typically have lower gross margins than domestic sales principally due to higher field service and support costs; and the implementation of subcontracting arrangements.

The Company derives a substantial portion of its total net sales from sales of a relatively small number of new systems, which typically range in price from $800,000 to $4.0 million. Additionally, the Company's UltraBeam Model V2000 electron beam lithography system has an approximate price range of $6.0 million to $9.0 million. As a result of these high sale prices, the timing of recognition of revenue from a single transaction has had and will continue to have a significant impact on the Company's net sales and operating results. The Company's backlog at the beginning of a period typically does not include all of the sales needed to achieve the Company's objectives for that period. In addition, orders in backlog are subject to cancellation, delay, deferral or rescheduling by a customer with limited or no penalties. Consequently, the Company's net sales and operating results for a period have been and continue to depend upon the Company obtaining orders for systems to be shipped in the same period in which the order is received. The Company's business and financial results for a particular period could be materially adversely affected if an anticipated order for even one system is not received in time to permit shipment during the particular period. Furthermore, a substantial portion of the Company's net sales has historically been realized near the end of each quarter. Accordingly, the failure to receive anticipated orders or delays in shipments near the end of a particular quarter, due, for example, to reschedulings, delays, deferrals or cancellations by customers, additional customer configuration requirements, or to unexpected manufacturing difficulties or delays in deliveries by suppliers due to their long production lead times or otherwise, has caused and may continue to cause net sales in a particular period to fall significantly below the Company's expectations, which has and could continue to materially adversely affect the Company's operating results for such period. In particular, the significantly long manufacturing cycles of the Company's Titan-TM- and Saturn-TM- steppers, and the Company's newly acquired XLS advanced reduction stepper and 193nm small-field research and development reduction stepper (both product lines were acquired through the acquisition of certain assets and liabilities of
ISI), and the long lead time for lenses and other materials, could cause shipments of such products to be delayed from one quarter to the next, which could materially adversely affect the Company's financial condition and results of operations for a particular quarter. Additionally, the Company has very limited experience in the manufacture of its UltraBeam Model V2000 electron beam pattern generation system, and the Company is in the process of documenting the manufacturing processes for this product. The UltraBeam Model V2000 production process is extremely complex and the product has significantly long manufacturing and sales cycles, which greatly increases the likelihood of delays in shipments from one quarter to the next. Due to the high list price for these systems, shipment delays would materially adversely affect the Company's financial condition and results of operations for a particular quarter if the shipment were delayed to the following quarter. Additionally, the Company may experience difficulties in assimilating the operations acquired in the Acquisition. (See "Development of New Product Lines; Expansion of Operations; Assimilation of Acquired Product Lines"). The impact of these and other factors on the Company's sales and operating results in any future period cannot be forecast with certainty.

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

Based on current market conditions in both the semiconductor and thin film head industries and nonlinearity of system shipments, the Company presently expects that net sales for the quarter ending September 30, 1998 will be flat, compared to net sales for the quarter ended June 30, 1998. However, due to lack of order visibility and the current trend of order delays, deferrals and cancellations, the Company can give no assurance that it will be able to achieve or maintain its current sales levels. Accordingly, the Company presently expects to recognize an operating and net loss for the quarter ending September 30, 1998, exclusive of any charges the Company may take during the period. Should current market conditions continue to deteriorate, the Company may incur operating and net losses in subsequent periods. Additionally, management continues to evaluate market conditions in both the semiconductor and thin film head industries, in order to assess the need to take further action to more closely align its cost structure with anticipated revenues. Any subsequent actions by the Company would result in restructuring charges, inventory write-downs and provisions for the impairment of long-lived assets, which would materially adversely impact the Company's business, financial condition and results of operations.

Certain of the statements contained in this Report on Form 10-Q are forward-looking statements that involve a number of risks and uncertainties. In addition to the factors discussed herein, among other factors that could cause actual results to differ materially include the following: highly competitive industry; difficulties in assimilating acquired operations; international sales; development of new product lines; rapid technological change; importance of timely product introductions; importance of the Company's mix-and-match strategy; year 2000 compliance; future acquisitions; difficulties in disposing of non-essential operations recently acquired; expansion of the Company's product lines; dependence on key personnel; sole or limited sources of supply; intellectual property matters; environmental regulations; effects of certain anti-takeover provisions; volatility of stock price; and the other risk factors listed from time to time in the Company's SEC reports, including but not limited to the Company's 1997 Annual Report on Form 10-K and this Quarterly Report on Form 10-Q.

Due to these and additional factors, historical results and percentage relationships discussed below will not necessarily be indicative of the results of operations for any future period.

NET SALES

Net sales consist of revenue from system sales, spare parts sales, and service. Net sales for the quarter ended June 30, 1998 were $22.4 million, a decrease of 41% as compared with net sales of $38.1 million for the comparable period in 1997. For the six months ended June 30, 1998, net sales were $50.2 million, a decrease of 35% as compared with net sales of $76.8 million for the comparable period in 1997. Both the current quarter and year-to-date declines, relative to the comparable periods in 1997, were primarily attributed to lower unit sales across all market segments the Company serves, particularly the markets for the production of thin film heads and semiconductor mix-and-match applications. Overall, unit shipments for the three and six-month periods ended June 30, 1998 declined approximately 45% from 1997 levels, while the weighted-average selling price of all units sold decreased modestly. Spare parts and service revenue for the quarter ended June 30, 1998 declined by 7% over 1997 levels. However, on a year-to-date basis, spare parts and service revenue increased 36%, primarily due to technology upgrades.

The decline in thin film head system shipments occurred in both the market for front-end systems, currently served by the Company's model 4700 and 6700 steppers; and the market for back-end systems for the processing of inductive and magneto-resistive thin film heads, a market served by the Company's model 1700 and 1800 series steppers with machine vision system.

The decline in system sales to the semiconductor industry was primarily attributed to lower unit sales of the Company's Titan and Saturn family of steppers for use by semiconductor manufacturers in mix-and-match applications, partially offset by sales of the Company's Model 193 reduction stepper product line, acquired from ISI.

The Company believes that its sales have been and continue to be materially adversely impacted by reduced capital capacity spending levels within the semiconductor industry, particularly in the Japanese and other Asian marketplaces. The Company continues to experience shipment delays and purchase order restructurings by several of its customers, and has also experienced purchase order cancellations. There can be no assurance that this trend will not continue in the future. Accordingly, the Company can give no assurance that it will be able to achieve or maintain its current or prior level of sales. The Company believes that the current strength of the U.S. dollar, particularly in relation to the Japanese yen, places the Company at a competitive disadvantage. Additionally, the Company has recently experienced a significant downturn in orders from customers in the thin film head industry. Several companies within the thin film head and disk drive industries have announced significantly lower than expected earnings, layoffs and restructuring or other charges. The Company believes these events indicate that, as the Company has recently experienced, the thin film head and disk drive industries have excess capacity in the near-term. This will continue to result in lower sales as a result of cancellations, delays and deferrals of customer orders from these industries, which will materially adversely affect the Company's business, financial condition and results of operations in the near-term. Based on current market conditions in both the semiconductor and thin film head industries and nonlinearity of system shipments, the Company presently expects that sales for the quarter ending September 30, 1998 will be flat, compared to net sales for the quarter ended June 30, 1998. However, due to lack of order visibility and the current trend of order delays, deferrals and cancellations, the Company can give no assurance that it will be able to achieve or maintain its current sales levels.

International net sales for the quarter ended June 30, 1998 were $8.6 million, as compared with $11.1 million for the comparable period in 1997. For the six months ended June 30, 1998, international net sales were $22.2 million, as compared with $27.8 million for the comparable period in 1997. International net sales represented 38% and 44% of total net sales for the three-month and six-month periods ended June 30, 1998, respectively. This compares to 29% and 36% in the comparable periods in 1997. The year-to-date decline, in absolute dollars, was primarily a result of lower system sales to thin film head manufacturers in Southeast Asia, partially offset by higher sales to Japan and Europe. The Company's operations in foreign countries are not generally subject to significant exchange rate fluctuations, principally because sales contracts for the Company's systems are generally denominated in U.S. dollars. In Japan, however, the Company has recently commenced direct sales operations and orders are typically denominated in Japanese yen. This may subject the Company to a higher degree of risk from currency fluctuations. The Company attempts to mitigate this exposure through the use of foreign exchange contracts. International sales expose the Company to a number of additional risk factors, including fluctuations in the value of local currencies relative to the U.S. dollar, which, in turn, impact the relative cost of ownership of the Company's products. (See "Additional Risk
Factors: International Sales; Japanese Market").

Because the Company's net sales are subject to a number of risks, including intense competition in the capital equipment industry and the timing and market acceptance of the Company's products, there can be no assurance that the Company will exceed or maintain its current level of net sales for any period in the future. Additionally, the Company believes that the market acceptance and volume production of its UltraBeam Model V2000 electron beam lithography system, XLS advanced reduction stepper (acquired from ISI), and its Titan and Saturn families of wafer steppers, are of critical importance to its future financial results. To the extent that these products do not achieve significant sales due to difficulties involving manufacturing or engineering, an inability to reduce the current long manufacturing cycles for such products, direct competition, or any other reason, the Company's business, financial condition and results of operations would be materially adversely affected. Additionally, the Company is presently transitioning from its Model 1700 MVS Series steppers, which address the market for back-end processing of inductive thin film heads, to the Model 1800 MVS Series steppers, which address the market for back-end processing of magneto-resistive (MR) thin film heads. To the extent that the Model 1800 Series steppers do not achieve significant sales due to competition from alternative technologies, excess capacity in the thin film industry or any other reason, the Company's business, financial condition and results of operations would be materially adversely affected.

GROSS PROFIT

Gross margin for the quarter ended June 30, 1998 was 27.9% of net sales, as compared with 52.5% for the comparable period in 1997. For the six months ended June 30, 1998, gross margin was 36.1% of net sales, as compared with 53.4% for the comparable period in 1997. Both the current quarter and year-to-date declines in gross margin as a percentage of net sales, as compared with the comparable periods in 1997, were primarily attributed to manufacturing and after-sales inefficiencies caused by significant under-utilization of capacity, non-linearity of shipments during the period and significantly higher inventory reserve requirements. During the quarter ended June 30, 1998, gross margins were also negatively impacted by acquisition-related issues, which resulted in a stepped-up basis for purposes of determining cost of sales of product lines acquired from ISI. Additionally, despite higher standard costs, weighted-average selling prices declined during the 1998 periods due to the highly competitive environment the Company is operating in, further pressuring gross margins.

The Company believes that increased competition from Canon Inc., Nikon Inc., and ASM Lithography, Ltd. ("ASML"), among others, together with generally weak conditions in the markets the Company serves, will make it difficult for the Company to increase gross margin percentages in the near term. Additionally, the Company is nearing completion of capacity additions for the anticipated volume production of several new products that are outside of the Company's core reflective and refractive optical technologies. Commencement of production of these new products has resulted and will continue to result in the purchase and retention of significant levels of inventory to support manufacturing requirements, hiring of additional production and manufacturing support personnel, purchase of significant levels of plant and equipment and the incurrence of other related manufacturing overhead costs. The purchase of additional inventories will result in a significantly higher risk of obsolescence, which may require additional inventory reserves and would negatively impact gross margins. Additionally, new products generally have lower gross margins until production and after-sales efficiencies can be achieved. Should these new products fail to develop or generate significant market demand, the Company's business, financial condition and results of operations would be materially adversely affected. As a result of these and other factors, the Company presently expects that gross profit as a percentage of sales will be significantly lower for the remainder of 1998, relative to levels achieved in the comparable periods in 1997, exclusive of special charges the Company may take in the remaining 1998 periods.

RESEARCH, DEVELOPMENT, AND ENGINEERING

The Company's research, development, and engineering expenses, net of third party funding, were $6.8 million for the quarter ended June 30, 1998, as compared with $6.8 million for the comparable period in 1997. As a percentage of net sales, research, development and engineering expenses for the quarter increased to 30.6%, as compared to 17.8% in the same period a year ago. For the six months ended June 30, 1998, research, development, and engineering expenses, net of third party funding, were $14.0 million, or 28.0% of net sales, as compared with $13.0 million, or 17.0% of net sales for the comparable period in 1997. Despite lower net sales, the Company continues to invest significant resources in the development and enhancement of its UltraBeam electron beam lithography system and the development of its Verdant rapid thermal annealing/laser doping systems and technologies, together with continuing expenditures for its 1X and reduction optical products and technologies. Based on current sales levels, the Company presently expects the absolute dollar amount of research, development and engineering expenses for the quarter ending September 30, to remain flat or increase relative to the quarter ended June 30, 1998, exclusive of any special charges the Company may take. The Company presently anticipates that research, development and engineering expenses may decline during the quarter ending December 31, 1998, relative to the quarter ending September 30, 1998. (See "Additional Risk
Factors: Development of New Product Lines; Expansion of Operations; Assimilation of Acquired Businesses").

SELLING, GENERAL, AND ADMINISTRATIVE

The Company's selling, general, and administrative expenses were $6.3 million for the quarter ended June 30, 1998, a decrease of 5% as compared with $6.6 million for the comparable period in 1997. As a percentage of net sales, selling, general, and administrative expenses increased to 28.1% for the quarter ended June 30, 1998, as compared with 17.5% for the comparable period in 1997. For the six months ended June 30, 1998, selling, general, and administrative expenses were $12.8 million, a decrease of 1% as compared with $12.9 million for the comparable period in 1997. As a percentage of net sales, selling, general, and administrative expenses increased to 25.4% for the six months ended June 30, 1998, as compared with 16.8% for the comparable period in 1997. The dollar decrease in the current quarter, relative to the comparable period in 1997, was primarily attributed to lower sales, service and support expenses typically associated with a reduction in sales; lower required provisions for the Company's profit sharing and executive incentive plans, which are dependent upon the Company achieving certain operating income targets; and lower commission expense due to lower commissions on international sales; partially offset by increased expenses associated with the Company's UltraBeam subsidiary, which is presently developing, marketing and manufacturing its electron beam lithography system; and higher expenses associated with the Company's Verdant Technologies subsidiary, which is presently developing its rapid thermal annealing/laser doping technologies and systems. Based on current sales levels, the Company presently expects the absolute dollar amount of these expenses for the quarter ending September 30, 1998, exclusive of any special charges the Company may take, to increase relative to the quarter ended June 30, 1998 due to seasonal and other factors. The Company presently anticipates that selling, general and administrative expenses may decline during the quarter ending December 31, 1998, relative to the quarter ending September 30, 1998, due primarily to current business conditions and various seasonal factors. (See "Additional Risk Factors: Development of New Product Lines; Expansion of Operations; Assimilation of Acquired Businesses").

ACQUIRED IN-PROCESS RESEARCH AND DEVELOPMENT

During the quarter ended June 30, 1998, the Company completed the acquisition of substantially all of the assets and certain liabilities of ISI, a privately held manufacturer of i-line and deep ultra violet (DUV) reduction lithography systems. As a result of this acquisition, the Company recognized a charge in the quarter ended June 30, 1998 for acquired in-process research and development expense of $12.6 million, or $0.60 per share.

During the first quarter of 1997, the Company completed the acquisition of certain assets of Lepton Inc., a developer of electron beam lithography systems. As a result of this acquisition, the Company recognized a pre-tax charge in the quarter ended March 31, 1997 for acquired in-process research and development expense of $3.6 million, or $0.12 per share, net of related income tax benefits.

OTHER INCOME, NET

Other income, net, which consists primarily of interest income, was $1.6 million for the quarter ended June 30, 1998, as compared with $1.8 million for the comparable period in 1997. For the six months ended June 30, 1998, other income, net, was $3.3 million, as compared with $3.5 million for the comparable period in 1997.

INCOME TAXES (BENEFIT)

The Company recognized a benefit from income taxes of $2.6 million and $3.0 million for the quarter and six months ended June 30, 1998, respectively. This benefit was primarily attributed to the pre-tax loss incurred during the quarter before one time charges, together with the anticipated carry-back of certain other tax benefits. This compares with an effective tax rate of 31% for the quarter and six months ended June 30, 1997. The Company's effective tax rate differs from the U.S. statutory rate as a result of state income taxes and benefits associated with the Company's foreign sales corporation, tax-exempt income and credits for research and development, net of other individually immaterial benefits.

LIQUIDITY AND CAPITAL RESOURCES

Cash flows provided by operating activities were $10.7 million for the six month period ended June 30, 1998, as compared with $8.7 million provided by operating activities during the comparable period in 1997. Positive cash flows from operating activities during the first six months of 1998 were attributed to non-cash charges to income of $17.8 million and a positive net effect from changes in operating assets and liabilities of $7.9 million, partially offset by the Company's year-to-date net loss of $15.0 million. Non-cash charges for the six months ended June 30, 1998 include a $12.6 million charge for the write-off of in-process research and development expense associated with the Company's purchase of certain assets and liabilities of ISI. The positive net effect from changes in operating assets and liabilities, net of the impact of the acquired assets and liabilities from ISI, was primarily due to a decrease in accounts receivable of $21.5 million and a decrease in the long-term portion of leases receivable of $2.3 million, partially offset by a decrease in accrued liabilities of $5.4 million, an increase in inventories of $5.6 million, an increase of $2.2 million in other current assets, an increase of $1.5 million in other non-current assets and a decrease in accounts payable of $1.2 million. The significant dollar decrease in accounts receivable was partially the result of the factoring of approximately $9.4 million of accounts receivable to Wells Fargo HSBC Trade Bank N.A. The Company presently anticipates that the current trend of non-linear shipments and extended customer payment cycles will continue for some time. Accordingly, the Company expects that accounts receivable will remain at unusually high levels throughout the remainder of 1998. Such trends, should they continue, would expose the Company to numerous risks, which could materially adversely affect the Company's business, financial condition and results of operations. The Company may attempt to mitigate the impact of extended payment terms by factoring up to a substantial portion of its accounts receivable in the future. There can be no assurance that this financing will be available on reasonable terms, or at all.

In addition to inventories acquired in the acquisition of certain assets and liabilities from ISI, the significant dollar increase in inventories during the six months ended June 30, 1998 were attributed to higher inventories for the Company's UltraBeam subsidiary. Additionally, lower-than-anticipated net sales for the six months ended June 30, 1998 contributed to the higher inventory levels. The Company believes that because of the relatively long manufacturing cycle of certain of its systems, particularly newer products, the Company's investment in inventories will continue to represent a significant portion of working capital. Additionally, the Company has incurred significant additional levels of inventory, plant and equipment as a result of the anticipated volume production of its electron beam lithography system and anticipated introduction of its rapid thermal annealing/laser doping system. As a result of such investment in inventories, plant and equipment, the Company may be subject to an increased risk of inventory obsolescence, impairment of long-lived assets and other factors which could materially adversely affect the Company's operating results.

At June 30, 1998, the Company had working capital of $202.0 million. The Company's principal sources of liquidity at June 30, 1998 consisted of $150.1 million in cash, cash equivalents and short-term investments and $4.0 million in various unsecured lines of credit. As of June 30, 1998, $1.5 million was outstanding under such lines of credit.

For the six month period ended June 30, 1998, cash provided by financing activities was $2.7 million, principally as a result of borrowings on the Company's lines of credit of $1.4 million and the proceeds of $1.3 million from the issuance of Common Stock pursuant to the exercise of employee stock options.

For the six month period ended June 30, 1998, cash provided by investment activities was $3.4 million. Cash generated by a net reduction of $31.2 million in available-for-sale securities was partially offset by the net cash expenditure of $19.4 million for the purchase of certain assets and liabilities of ISI and $8.3 million for capital expenditures. The significant level of capital expenditures during the quarter was primarily attributed to facilities expansions for the manufacture and sales demonstration support of the Company's electron beam lithography and rapid thermal annealing/laser doping systems, together with fixed assets acquired from ISI. As a result of these capital expenditures, the Company's depreciation and amortization costs are anticipated to increase significantly and may negatively impact the Company's results of operations in the event of a further downturn in the Company's business cycles.

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

The development and manufacture of new lithography systems and enhancements are highly capital-intensive. In order to be competitive, the Company must continue to make significant expenditures for capital equipment, sales, service, training and support capabilities; investments in systems, procedures and controls; expansion of operations and research and development, among many other items. The Company expects that anticipated cash flow from operations, its cash, cash equivalents and short-term investments and funds available under its lines of credit will be sufficient to meet the Company's cash requirements for the next twelve months. Beyond the next twelve months, the Company may require additional equity or debt financing to address its working capital or capital equipment needs. Additionally, the Company may in the future pursue additional acquisitions of complementary product lines, technologies or businesses. Future acquisitions by the Company may result in potentially dilutive issuances of equity securities, the incurrence of debt and contingent liabilities and amortization expenses related to goodwill and other intangible assets, which could materially adversely affect any Company profitability. In addition, acquisitions involve numerous risks, including difficulties in the assimilation of the operations, technologies and products of the acquired companies; the diversion of management's attention from other business concerns; risks of entering markets in which the Company has no or limited direct prior experience; and the potential loss of key employees of the acquired company. In the event the Company acquires product lines, technologies or businesses which do not complement the Company's business, or which otherwise do not enhance the Company's sales or operating results, the Company may incur substantial write-offs and higher recurring operating costs, which could have a material adverse effect on the Company's business, financial condition and results of operations. In the event that any such acquisition does occur, there can be no assurance as to the effect thereof on the Company's business or operating results. Additionally, the Company is experiencing continued interest in its equipment leasing program. Continued success of this strategy may result in the further formation of significant long-term receivables and would require the use of substantial amounts of working capital. The formation of significant long-term receivables and the granting of extended customer payment terms exposes the Company to additional risks, including potentially higher customer concentration and higher potential operating expenses relating to customer defaults. To the extent that the Company's financial resources are insufficient to fund the Company's activities, additional funds will be required. There can be no assurance that additional financing will be available on reasonable terms, or at all.

ADDITIONAL RISK FACTORS

CYCLICALITY OF SEMICONDUCTOR AND MAGNETIC RECORDING HEAD INDUSTRIES     The
Company's business depends in significant part upon capital expenditures by manufacturers of semiconductors, photomasks and thin film head magnetic recording devices, which in turn depend upon the current and anticipated market demand for such devices and products utilizing such devices. The semiconductor industry is highly cyclical and historically has experienced recurring periods of oversupply, as evidenced by the current downturn in the semiconductor capital equipment industry. This has, from time to time, resulted in significantly reduced demand for capital equipment including the systems manufactured and marketed by the Company. The Company believes that markets for new generations of semiconductors will also be subject to similar fluctuations. In the past, the semiconductor industry has experienced significant growth, which, in turn, has caused significant growth in the capital equipment industry. However, the semiconductor industry has more recently experienced a substantial and lengthy cyclical downturn, which has resulted in a significant reduction in capital spending. Additionally, the Company has recently experienced cancellation of purchase orders, shipment delays and purchase order restructurings by several of its customers and there can be no assurance that this trend will not continue in the future. Accordingly, the Company can give no assurance that it will be able to achieve or maintain its current level of sales.

The Company attempts to mitigate the risk of cyclicality by participating in both the semiconductor and magnetic recording head markets, as well as diversifying into new markets such as photolithography for micromachining and the development of photomasks. Despite such efforts, when one or more of such markets experiences a downturn or slowdown, such as is currently occurring in the semiconductor and thin film head markets, the Company's net sales and operating results are materially adversely affected, and may even result in net losses for one or more quarters. Accordingly, the Company can give no assurance that it will be able to achieve or maintain its current level of sales. Based on current market conditions in both the semiconductor and thin film head industries and nonlinearity of system shipments, the Company presently expects that sales for the quarter ending September 30, 1998 will be flat, compared to net sales for the quarter ended June 30, 1998. However, due to lack of order visibility and the current trend of order delays, deferrals and cancellations, the Company can give no assurance that it will be able to achieve or maintain its current sales levels. Accordingly, the Company presently expects to recognize an operating and net loss for the quarter ending September 30, 1998, exclusive of any special charges the Company may take during the period. Should current market conditions continue to deteriorate, the Company may incur operating and net losses in subsequent periods. Additionally, management continues to evaluate market conditions in both the semiconductor and thin film head industries, in order to assess the need to take further action to more closely align its cost structure with anticipated revenues. Any subsequent actions by the Company would result in restructuring charges, inventory write-downs and provisions for the impairment of long-lived assets, which would materially adversely affect the Company's business, financial condition and results of operations.

During 1997 and 1996, approximately 50% and 40%, respectively, of the Company's net sales were derived from sales to thin film head manufacturers and micromachining customers. During the six month period ended June 30, 1998, sales to thin film head manufacturers and micromachining customers represented approximately 60% of the Company's net sales, as compared with 65% during the comparable period a year ago. The Company has recently experienced a significant decline in orders from customers in the thin film head market. Additionally, several companies within the thin film head and disk drive industries have announced significantly lower than expected earnings and have announced restructuring or other non-recurring charges. The Company believes these events indicate that the thin film head and disk drive industries have excess capacity in the near-term. This will result in lower sales and delays or deferrals of customer orders from these industries, which will continue to materially adversely affect the Company's business, financial condition and results of operations in the near term. Additionally, the Company is experiencing increased competition in this market from Canon, Nikon and ASML. The Company's business and operating results would be materially adversely affected by downturns or slowdowns in the thin film head market or by loss of market share.

HIGHLY COMPETITIVE INDUSTRY     The capital equipment industry in which the
Company operates is intensely competitive. A substantial investment is required to install and integrate capital equipment into a semiconductor or thin film head production line. The Company believes that once a device manufacturer has selected a particular vendor's capital equipment, the manufacturer generally relies upon that equipment for the specific production line application and, to the extent possible, subsequent generations of similar products. Accordingly, it is difficult to achieve significant sales to a particular customer once another vendor's capital equipment has been selected. The Company experiences intense competition worldwide from a number of leading foreign and domestic stepper manufacturers, such as Nikon, Canon, ASML and Silicon Valley Group, Inc.'s Micralign products, all of which have substantially greater financial, marketing, technical and other resources than the Company. Nikon supplies a 1X stepper for use in the manufacture of liquid crystal displays and both Canon and Nikon offer reduction steppers for thin film head fabrication. Additionally, the XLS reduction stepper product line acquired from ISI competes directly with advanced reduction steppers offered by Canon, Nikon and ASML. The Company believes that future thin film head production may involve manufacturing steps that require critical feature sizes. Although the reduction stepper product lines acquired from ISI address critical feature sizes, additional development of these product lines may be necessary to fully address the unique requirements of thin film head manufacturing. Additionally, in the market for mix-and-match semiconductor applications, Nikon and Canon are shipping their own widefield mix-and-match lithography systems. (See: "Additional Risk Factors: Importance of Mix-and-Match Strategy"). Additionally, ASML has recently announced its intent to compete in the low-cost lithography market. The Company's UltraBeam model V2000 electron beam pattern generation system competes against systems produced by ETEC Systems, Inc.; Hitachi, Ltd.; Leica Camera AG; and JEOL, Ltd. ("Japan Electron Optical Laboratory"). In addition, the Company believes that the high cost of developing new lithography tools has caused its competitors to collaborate with customers and other parties in various areas such as research and development, manufacturing and marketing, thereby resulting in a combined competitive threat with significantly enhanced financial, technical and other resources. The Company expects its competitors to continue to improve the performance of their current products. These competitors have stated that they will introduce new products with improved price and performance characteristics that will compete directly with the Company's products. This could cause a decline in sales or loss of market acceptance of the Company's steppers, and thereby materially adversely affect the Company's business, financial condition and results of operations. There can be no assurance that enhancements to, or future generations of, competing products will not be developed that offer superior cost of ownership and technical performance features. The Company believes that to be competitive, it will require significant financial resources in order to continue to invest in new product development, features and enhancements, to introduce next generation stepper systems on a timely basis, and to maintain customer service and support centers worldwide. In marketing its products, the Company may also face competition from vendors employing other technologies. In addition, increased competitive pressure has led to intensified price-based competition, resulting in lower prices and margins. This pressure has been caused, in part, from the weakening of the Japanese yen vs. the U.S. dollar and the current cyclical downturn in both the semiconductor and thin film head industries. Should these competitive trends continue, the Company's business, financial condition and operating results would continue to be materially adversely impacted. There can be no assurance that the Company will be able to compete successfully in the future.

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

LENGTHY SALES CYCLE     Sales of the Company's systems depend, in significant
part, upon the decision of a prospective customer to increase manufacturing capacity or to restructure current manufacturing facilities, both of which typically involve a significant commitment of capital. In view of the significant investment involved in a system purchase, the Company has experienced and may continue to experience delays following initial qualification of the Company's systems as a result of delays in a customer's approval process. For this and other reasons, the Company's systems typically have a lengthy sales cycle during which the Company may expend substantial funds and management effort in securing a sale. Lengthy sales cycles subject the Company to a number of significant risks, including inventory obsolescence and fluctuations in operating results, over which the Company has little or no control.

CUSTOMER CONCENTRATION     Historically, the Company has sold a substantial
number of its systems to a limited number of customers. In 1997, sales to two customers accounted for 14%, and 10% of the Company's net sales. In 1996, sales to two customers accounted for approximately 17% and 12% of the Company's net sales. For the six-month period ended June 30, 1998, one customer accounted for approximately 27% of the Company's net sales. The Company expects that sales to relatively few customers will continue to account for a high percentage of its net sales in the foreseeable future and believes that the Company's financial results depend in significant part upon the success of these major customers, and the Company's ability to meet their future capital equipment needs. Although the composition of the group comprising the Company's largest customers may vary from period to period, the loss of a significant customer or any reduction in orders by any significant customer, including reductions due to market, economic or competitive conditions in the semiconductor or magnetic recording head industries or in the industries that manufacture products utilizing integrated circuits or thin film heads, may have a material adverse effect on the Company's business, financial condition and results of operations. The Company's ability to maintain or increase its sales in the future will depend, in part, upon its ability to obtain orders from new customers as well as the financial condition and success of its customers and the general economy, of which there can be no assurance. (See "Cyclicality of Semiconductor and Magnetic Recording Head Industries").

In addition to the business risks associated with the dependence on these major customers, these significant customer concentrations have in the past resulted, and currently result in significant concentrations of accounts receivable and leases receivable. In particular, sales to a relatively few customers in the thin film head industry currently make up a significant portion of the Company's receivables. Recently, the Company has increased its level of customer leasing activity and has granted extended payment terms to many of its customers. The formation of significant and concentrated long-term receivables and the granting of extended payment terms exposes the Company to additional risks, including the risk of default by one or more customers representing a significant portion of the Company's total receivables. If such default were to occur, the Company's business, financial condition and results of operations would be materially adversely affected.

DEVELOPMENT OF NEW PRODUCT LINES; EXPANSION OF OPERATIONS; ASSIMILATION OF
ACQUIRED PRODUCT LINES     Currently, the Company is devoting significant
resources to the development, introduction and commercialization of new products and technologies that are outside of the Company's core reflective and refractive optical businesses (see "Research, Development and Engineering"). During 1998, the Company has continued to develop these products and will continue to incur significant operating expenses in the areas of research, development and engineering and general and administrative in order to further develop and support these new products. Additionally, gross profit margins and inventory levels may be further adversely impacted in the future by start-up costs associated with the initial production of these new product lines. These start-up costs include, but are not limited to, additional manufacturing overhead, additional inventory reserve requirements and the establishment of after-sales support organizations. Additionally, there can be no assurance that operating expenses will not increase, relative to sales, as a result of adding additional marketing and administrative personnel, among other costs, to support the Company's new products. If the Company is unable to achieve significantly increased net sales or its sales fall below expectations, the Company's operating results will be materially adversely affected until, among other factors, inventory levels and expenses can be reduced.

On June 11, 1998, the Company completed the acquisition of substantially all of the assets and the assumption of certain liabilities of ISI, a privately held manufacturer of i-line and deep ultra-violet (DUV) reduction lithography systems (the "Acquisition"). Acquisitions involve numerous risks, including difficulties in the assimilation of the operations, technologies and products of the acquired companies; the diversion of management's attention from other business concerns; risks of entering markets in which the Company has no or limited direct prior experience; and the potential loss of key employees of the acquired company. In the event the Company acquires product lines, technologies or businesses which do not complement the Company's business, or which otherwise do not enhance the Company's sales or operating results, the Company may incur substantial write-offs and higher recurring operating costs, which could have a material adverse effect on the Company's business, financial condition and results of operations. Accordingly, there can be no assurance as to the effect of the Acquisition on the Company's business, financial condition or operating results. Among other factors that may affect future operations, the Company is in the process of disposing of certain non-stepper related product lines acquired from ISI, and there can be no assurance that such businesses can be sold on favorable terms, or at all. Additionally, ISI had recently completed several significant restructurings of its businesses and organization and had incurred substantial operating losses prior to the Acquisition, and the Company is presently in the process of consolidating certain acquired facilities and evaluating the requirements for additional restructuring.

In December 1997, the Company terminated its distributor relationship with Innotech, its Japan distributor. The Company has recently expanded its operations in Japan by establishing a direct sales force and has leased additional facilities and has made significant capital expenditures for sales and applications support. Should additional gross profit on sales to the Japan marketplace not be sufficient to fund these expanded operations, the Company's business, financial condition and results of operations would be materially adversely affected.

IMPORTANCE OF MIX-AND-MATCH STRATEGY     A principal element of the Company's
strategy is to sell its 1X lithography systems to advanced semiconductor fabrication facilities for mix-and-match applications. This strategy depends, in significant part, upon the recognition by semiconductor manufacturers that costs can be reduced by using the Company's systems to perform exposure on semiconductor process layers requiring feature sizes of 0.65 microns or greater and the willingness of such manufacturers to implement processes to lower manufacturing costs. Many semiconductor fabrication facilities have limited or no experience with integrating lithography tools in the manner necessary for full implementation and acceptance of a mix-and-match manufacturing strategy, and there can be no assurance that semiconductor manufacturers will adopt such a strategy. The Company has designed certain of its systems to operate in a compatible manner with its newly acquired i-line and DUV reduction steppers and its competitors' reduction steppers and step-and-scan systems, which are used to process layers with feature sizes below 0.65 microns. The successful implementation of the Company's strategy, however, will result in a loss of sales by manufacturers of reduction steppers and will cause these competitors to respond with lower prices, productivity improvements or new technical designs for their systems that may eliminate the need for the Company's steppers or make it difficult for the Company's systems to attain compatibility with such systems. Also, certain of the Company's competitors, which also manufacture widefield systems, including Nikon and Canon, are shipping their own widefield mix-and-match lithography systems. The introduction, development and sales of such competitive systems could materially adversely affect the Company's business, financial condition and results of operations.

To facilitate its mix-and-match strategy, the Company has developed and is continuing to develop a family of products. In 1995, the Company commenced shipment and volume production of the Titan Wafer Stepper and commenced shipment of the Saturn Wafer Stepper. Additionally, during 1997 the Company added multiple versions of its Titan and Saturn wafer steppers in order to more fully address the needs of the mix-and-match market. As is typical with newly introduced systems in the capital equipment industry, the Company has experienced and may continue to experience technical or other difficulties with its mix-and-match family of products. The Company believes that the market acceptance and process verification combined with volume production of the mix-and-match family of products is of critical importance to the successful implementation of its mix-and-match strategy and its future financial results. Recently, this market segment of the Company's business has experienced a pronounced downturn due, in part, to the recent cyclical downturn in the semiconductor industry and the strength of the U.S. dollar in relationship to the Japanese yen. Additionally, the Company believes that existing capital budgets of semiconductor manufacturers are currently focusing on technology buys, and not capacity additions. This places the Company at a disadvantage, since its steppers address non-critical geometries. To the extent that the mix-and-match family of products does not achieve or maintain significant sales due to a cyclical downturn in the semiconductor industry; technical, manufacturing or other difficulties associated with these products; lack of customer acceptance; an inability to reduce the significantly long manufacturing cycle of these products; an inability to increase capacity for the production of the mix-and-match family of products; direct competition from other widefield mix-and-match systems from Nikon and Canon, among others; or any other reason, the Company's business, financial condition and results of operations would be materially adversely affected. In addition, the increase in mix-and-match stepper production has resulted and will continue to result in higher inventory levels and operating expenses. Failure to achieve or maintain significant sales of these steppers has led and could continue to lead, among other things, to an increase in inventory obsolescence and an increase in expenses without corresponding sales, both of which have and could continue to have a material adverse affect on the Company's business, financial condition and results of operations.

RAPID TECHNOLOGICAL CHANGE; IMPORTANCE OF TIMELY PRODUCT INTRODUCTION     The
semiconductor and magnetic recording head manufacturing industries are subject to rapid technological change and new product introductions and enhancements. The Company's ability to be competitive in these and other markets will depend, in part, upon its ability to develop new and enhanced systems and related software tools, and to introduce these systems and related software tools at competitive prices and on a timely and cost-effective basis to enable customers to integrate them into their operations either prior to or as they begin volume product manufacturing. The Company will also be required to enhance the performance of its existing systems and related software tools. Any success of the Company in developing new and enhanced systems and related software tools depends upon a variety of factors, including product selection, timely and efficient completion of product design, timely and efficient implementation of manufacturing and assembly processes, product performance in the field and effective sales and marketing. In particular, the Company has not yet fully defined the markets and applications for the Titan Wafer Stepper Family and the Saturn Wafer Stepper Family and is in the process of assimilating the product lines acquired from ISI. Because new product development commitments must be made well in advance of sales, new product decisions must anticipate both future demand and the technology that will be available to supply that demand. There can be no assurance that the Company will be successful in selecting, developing, manufacturing and marketing new products and related software tools or enhancing its existing products and related software tools. Any such failure would materially adversely affect the Company's business, financial condition and results of operations.

Because of the large number of components in the Company's systems, significant delays can occur between a system's introduction and the commencement by the Company of volume production of such systems. The Company has experienced delays from time to time in the introduction of, and technical and manufacturing difficulties with, certain of its systems and enhancements and related software tools and may experience delays and technical and manufacturing difficulties in future introductions or volume production of new systems or enhancements and related software tools. In particular, the Company has very little experience in manufacturing its UltraBeam V2000 electron beam lithography system. Due to the significant manufacturing cycle time required for the production of this system, its lengthy sales cycle, lack of adequate documentation for the product and the complex nature of this system, delays in production and/or shipment will result from time to time. This system presently has an approximate price range of $6 million to $9 million. Due to the high selling price of this system, delays in shipments from one quarter to the next would have a material adverse effect on the results of operations for that quarter. Additionally, the Company is in the process of assimilating the operations acquired in the Acquisition. (See "Development of New Product Lines; Expansion of Operations; Assimilation of Acquired Product Lines").

There can be no assurance that the Company will not encounter technical, manufacturing or other difficulties that could delay future introductions or volume production of systems or enhancements. The Company's inability to complete the development or meet the technical specifications of any of its systems or enhancements and related software tools, or its inability to manufacture and ship these systems or enhancements and related software tools in volume and in time to meet the requirements for manufacturing the future generation of semiconductor or thin film head devices would materially adversely affect the Company's business, financial condition and results of operations. In addition, the Company may incur substantial unanticipated costs to ensure the functionality and reliability of its products early in the products' life cycles. If new products have reliability or quality problems, reduced orders or higher manufacturing costs, delays in collecting accounts receivable and additional service and warranty expenses may result. Any of such events may materially adversely affect the Company's business, financial condition and results of operations.

DEPENDENCE ON KEY PERSONNEL     The Company's future operating results
depend, in significant part, upon the continued contributions of its executive officers and other key personnel, many of whom would be difficult to replace. None of such persons has an employment or noncompetition agreement with the Company. The Company does not maintain any life insurance on any of its key persons. The loss of key personnel would have a material adverse effect on the business, financial condition and results of operations of the Company. In addition, the Company's future operating results depend in significant part upon its ability to attract and retain other qualified management, manufacturing, and technical, sales and support personnel for its operations. There are only a limited number of persons with the requisite skills to serve in these positions and it may become increasingly difficult for the Company to hire such personnel over time. Competition for such personnel is intense, and there can be no assurance that the Company will be successful in attracting or retaining such personnel. The failure to attract or retain such persons would materially adversely affect the Company's business, financial condition and results of operations.

During the last several years, the Company has experienced an increased level of employee turnover. The Company believes that this increase has been due to several factors, including: the recent semiconductor industry slowdown, which resulted in a planned reduction in the Company's workforce during the fourth fiscal quarter of 1996, and which has further resulted in an increased level of uncertainty within the workforce; an expanding economy within the geographic area that the Company maintains its principal business offices, making it more difficult for the Company to retain its employees; and the declining value of stock options granted to employees, relative to their total compensation, as a result of the full vesting of options granted prior to the Company's initial public offering and significant numbers of options granted at prices well in excess of the current market value of the Company's stock. Due to these and other factors, the Company may continue to experience high levels of employee turnover, which could adversely impact the Company's business, financial condition and results of operations.

INTERNATIONAL SALES; JAPANESE MARKET     International sales accounted for
approximately 33% and 53% of total net sales for the years 1997 and 1996, respectively. For the first six months of 1998, international sales accounted for 44% of total net sales, as compared with 36% during the comparable period a year ago. The Company anticipates that international sales, which typically have lower gross margins than domestic sales, principally due to higher field service and support costs, will continue to account for a significant portion of total net sales. As a result, a significant portion of the Company's sales will be subject to certain risks, including unexpected changes in regulatory requirements, difficulty in satisfying existing regulatory requirements, exchange rate fluctuations, tariffs and other barriers, political and economic instability, difficulties in accounts receivable collections, natural disasters, difficulties in staffing and managing foreign subsidiary and branch operations and potentially adverse tax consequences. Although the Company generally transacts its international sales in U.S. dollars, international sales expose the Company to a number of additional risk factors, including fluctuations in the value of local currencies relative to the U.S. dollar, which, in turn, impact the relative cost of ownership of the Company's products and may further impact the purchasing ability of its international customers. In Japan, however, the Company has recently commenced direct sales operations and orders are typically denominated in Japanese yen. This may subject the Company to a higher degree of risk from currency fluctuations. The Company attempts to mitigate this exposure through the use of foreign exchange contracts. The Company is also subject to the risks associated with the imposition of legislation and regulations relating to the import or export of semiconductors and magnetic recording head products. The Company cannot predict whether quotas, duties, taxes or other charges or restrictions will be implemented by the United States, Japan or any other country upon the importation or exportation of the Company's products in the future. There can be no assurance that any of these factors or the adoption of restrictive policies will not have a material adverse effect on the Company's business, financial condition and results of operations. Additionally, the Company believes that the severe currency and equity market fluctuations that have been experienced recently by many of the Asian markets have caused and may continue to cause a further reduction in orders of the Company's products, particularly in the short-term, which will have a material adverse effect on the Company's business, financial condition and results of operations.

Although the Company has sold a number of its systems to Japanese thin film head manufacturers, to date, the Company has made limited sales of its systems to Japanese semiconductor manufacturers. The Japanese semiconductor market segment is large, represents a substantial percentage of the worldwide semiconductor manufacturing capacity, and is difficult for foreign companies to penetrate. The Company is at a competitive disadvantage with respect to Japanese semiconductor capital equipment suppliers that have been engaged for some time in collaborative efforts with Japanese semiconductor manufacturers, and currently dominate the Japanese stepper market. The Company believes that increased penetration of the Japanese market is critical to its financial results and intends to continue to invest significant resources in Japan in order to meet this objective. As part of its strategy to penetrate the Japanese market, in 1993, the Company entered into a distribution agreement with Innotech Corporation, a local distributor of products. This agreement was terminated in December 1997, and the Company has recently expanded its operations in Japan by establishing a direct sales force and creating sales and applications support organizations. (See "Additional Risk Factors:
Development of New Product Lines; Expansion of Operations; Assimilation of Acquired Product Lines").

INTELLECTUAL PROPERTY RIGHTS     Although there are no pending lawsuits
against the Company regarding infringement claims with respect to any existing patent or any other intellectual property right, the Company has at times been notified of claims that it may be infringing intellectual property rights possessed by third parties. Certain of the Company's customers, including customers of ISI, have received notices of infringement from Technivision Corporation and the Lemelson Medical, Education and Research Foundation, Limited Partnership alleging that the manufacture of certain semiconductor products and/or the equipment used to manufacture those semiconductor products infringes certain issued patents. The Company has been notified by certain of such customers that the Company may be obligated to defend or settle claims that the Company's products infringe any of such patents, and, in the event it is subsequently determined that the customer infringes any of such patents, they intend to seek reimbursement from the Company for damages and other expenses resulting from this matter.

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

VOLATILITY OF STOCK PRICE     The Company believes that factors such as
announcements of developments related to the Company's business, fluctuations in the Company's operating results, sales of securities of the Company into the marketplace, general conditions in the semiconductor and magnetic recording head industries or the worldwide or regional economies, an outbreak of hostilities, a shortfall in revenue or earnings from, or changes, in analysts' expectations, announcements of technological innovations or new products or enhancements by the Company or its competitors, developments in patents or other intellectual property rights and developments in the Company's relationships with its customers and suppliers could cause the price of the Company's Common Stock to fluctuate, perhaps substantially. In addition, in recent years the stock market in general, and the market for shares of small capitalization stocks in particular, including the Company's, have experienced extreme price fluctuations, which have often been unrelated to the operating performance of affected companies. There can be no assurance that the market price of the Company's Common Stock will not continue to experience significant fluctuations in the future, including fluctuations that are unrelated to the Company's performance.

PART 2:  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.                                                None.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.                        None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.                                  None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

The following proposals were voted upon by the Company's stockholders at the Annual Stockholders' Meeting held on June 3, 1998.

1. The following persons were elected as directors of the Company to serve for a term ending upon the Annual Stockholders' Meeting indicated beside their respective names and until their successors are elected and qualified:

           For All Nominees       Instructed       Withheld From All
           ----------------       ----------       -----------------
             19,629,745             12,753              113,556

    Schedule of votes cast for each director:

                            Term Ending Upon the Annual
                               Stockholders' Meeting        Votes for      Votes Withheld
                            -------------------------------------------------------------
     Arthur W. Zafiropoulo               2000               19,642,498         113,556
     Larry R. Carter                     2000               19,639,905         116,149
     Joel F. Gemunder                    2000               19,629,745         126,309
     Tommy D. George                     1999               19,635,845         120,209

2. A proposal to approve and amend the Company's Amended and Restated Certificate of Incorporation to increase the number of authorized shares of common stock thereunder from 30,000,000 shares to 40,000,000 shares was approved by the vote of 18,706,830 shares for; 936,325 shares withheld or voted against the proposal and 112,899 shares abstained.

3. A proposal to ratify the appointment of Ernst & Young LLP as the Company's independent auditors for the fiscal year ending December 31, 1998 was approved by the vote of 19,629,936 shares for; 55,185 shares withheld or voted against the proposal and 70,931 shares abstained.

ITEM 5.  OTHER INFORMATION.

On June 9, 1998, Mr. Daniel H. Berry was promoted to the position of Executive Vice President and Chief Operating Officer. Mr. Berry joined the Company in 1990, and was promoted to Senior Vice President responsible for all sales, service, marketing and technical support in March 1993. His extensive experience includes thirteen years with the Perkin-Elmer Corporation's optical lithography operations, and nine years with Bell Labs, where he was involved in the development of the Company's advanced photolithography systems. Prior to joining the Company, he was Director of International Operations for General Signal Corporation.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a) EXHIBITS

         Exhibit 3.1.1 Amended and Restated Certificate of Incorporation of the Registrant, filed June 17, 1998

         Exhibit 11.1(1) Asset Purchase Agreement, dated May 19, 1998, by and among the Registrant, Ultratech Stepper East, Inc. (formerly known as Ultratech Acquisition Sub, Inc., formerly known as Ultratech Capital, Inc.), Integrated Solutions, Inc., and Integrated Acquisition Corp.

         Exhibit 21.1    Subsidiaries of Registrant

         Exhibit 27      Financial Data Schedule

         -----------------------------------------------------------------------

         (1) previously filed with the Company's Current Report on Form 8-K dated June 11, 1998 (Commission File No. 0-22248).

         (b) REPORTS ON FORM 8-K

         The Company filed one report on Form 8-K during the quarter ended June 30, 1998. The report was filed on June 26, 1998 and reported the June 1998 acquisition of certain of the assets and liabilities of Integrated Solutions, Inc.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                            ULTRATECH STEPPER, INC.
--------------------------------------------------------------------------------
                                 (Registrant)



Date:     August 13, 1998              By:  /s/William G. Leunis, III
      -----------------------              -------------------------------------
                                            William G. Leunis, III
                                            Senior Vice President Finance and
                                            Chief Financial Officer (Duly
                                            Authorized Officer and Principal
                                            Financial and Accounting Officer)