Form 10-Q
period 1998-09-30
ULTRATECH STEPPER INC
filed 1998-11-16
CIK 909791

                  UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C. 20549

                                     FORM  10-Q

(Mark One)
  [X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
        SECURITIES EXCHANGE ACT OF 1934

        FOR THE QUARTERLY PERIOD ENDED                SEPTEMBER 30, 1998
                                                  ------------------------------


  [ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
        SECURITIES EXCHANGE ACT OF 1934

      For the transition period from                       to
                                     ---------------------    ------------------

           Commission File Number                         0-22248
                                                  ------------------------------

                             ULTRATECH STEPPER, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

              DELAWARE                                   94-3169580
--------------------------------------------------------------------------------
  (State or other jurisdiction of             (I.R.S. employer identification
   incorporation or organization)                         number)


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

            Yes       X                   No
                   ------                       ------

Indicate the number of shares of the issuer's class of common stock, as of the latest practical date:


               Class                       Outstanding as of November 9, 1998
-----------------------------------   ------------------------------------------
    common stock, $.001 par value                  21,086,099

                              ULTRATECH STEPPER, INC.

                                       INDEX

                                                                                            Page No.
                                                                                            --------
PART 1.     FINANCIAL INFORMATION
ITEM 1.     CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

            Condensed Consolidated Balance Sheets as of September 30, 1998
            and December 31,1997 . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      3

            Condensed Consolidated Statements of Income and Comprehensive
            Income for the three months ended September 30, 1998 and 1997 and
            the nine months ended September 30, 1998 and 1997. . . . . . . . . . . . . . .      4

            Condensed Consolidated Statements of Cash Flows for the nine months
            ended September 30, 1998 and 1997  . . . . . . . . . . . . . . . . . . . . .        5


            Notes to Condensed Consolidated Financial Statements . . . . . . . . . . . .        6

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS. . . . . . . . . . . . . . . . .      9


PART 2.     OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     24

ITEM 2.     CHANGES IN SECURITIES AND USE OF PROCEEDS. . . . . . . . . . . . . . . . . . .     24

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES. . . . . . . . . . . . . . . . . . . . . . . .     24

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS. . . . . . . . . . . . . .     24

ITEM 5.     OTHER INFORMATION. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     24

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K . . . . . . . . . . . . . . . . . . . . . . .     24



SIGNATURES   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     25

PART 1. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

                               ULTRATECH STEPPER, INC.
                        CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                       SEPT. 30,            Dec. 31,
(In thousands)                                                            1998                1997*
----------------------------------------------------------------------------------------------------
ASSETS                                                                (Unaudited)

Current assets:
   Cash, cash equivalents and
     short-term investments                                             $139,121            $164,349
   Accounts receivable, net                                               15,258              45,947
   Inventories                                                            44,870              37,337
   Deferred income taxes                                                   5,142               5,142
   Other                                                                   7,621               4,248
----------------------------------------------------------------------------------------------------
Total current assets                                                     212,012             257,023

Equipment and leasehold
   improvements, net                                                      25,904              22,285

Restricted investments                                                     5,481               5,325

Leases receivable, net                                                     5,402              11,354

Other assets                                                               8,929               4,014
----------------------------------------------------------------------------------------------------

Total assets                                                            $257,728            $300,001
----------------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------------

----------------------------------------------------------------------------------------------------
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Notes payable                                                          $1,579                 $94
   Accounts payable                                                        7,833              12,295
   Other current liabilities                                              20,929              21,408
----------------------------------------------------------------------------------------------------
Total current liabilities                                                 30,341              33,797

Other liabilities                                                          2,474               2,572

Stockholders' equity                                                     224,913             263,632
----------------------------------------------------------------------------------------------------

Total liabilities and stockholders' equity                              $257,728            $300,001
----------------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------------


* The Balance Sheet as of December 31, 1997 has been derived from the audited financial statements at that date.


        SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                                ULTRATECH STEPPER, INC.
                      CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                               AND COMPREHENSIVE INCOME
                                     (UNAUDITED)

                                                        Three Months Ended                      Nine Months Ended
                                                   -----------------------------           -----------------------------
                                                   SEPT. 30,           Sept. 30,           SEPT. 30,           Sept. 30,
(In thousands, except per share amounts)                1998                1997                1998                1997
------------------------------------------------------------------------------------------------------------------------
Net sales                                            $12,359             $36,752             $62,536            $113,539
Cost of sales                                         10,931              17,524              42,997              53,299
Cost of sales - write-down of inventory               15,231                   -              15,231                   -
------------------------------------------------------------------------------------------------------------------------

Gross profit (loss)                                  (13,803)             19,228               4,308              60,240

OPERATING EXPENSES:
   Research, development, and
      engineering                                      6,884               7,092              20,898              20,105
   Selling, general, and
      administrative                                   6,473               6,488              19,241              19,409
   Acquired in-process research
      and development                                      -                   -              12,566               3,619
   Special charges                                     5,775                   -               5,775                   -
------------------------------------------------------------------------------------------------------------------------
Operating income (loss)                              (32,935)              5,648             (54,172)             17,107
Interest expense                                        (183)                (58)               (292)               (143)
Other income, net                                      1,818               1,920               5,113               5,415
------------------------------------------------------------------------------------------------------------------------
Income (loss) before income taxes                    (31,300)              7,510             (49,351)             22,379
Income taxes (benefit)                                (3,134)              2,105              (6,182)              6,714
------------------------------------------------------------------------------------------------------------------------
Net income (loss)                                    (28,166)              5,405             (43,169)             15,665
------------------------------------------------------------------------------------------------------------------------

Other comprehensive income, net of tax:

   Unrealized gain on available-for-sale securities      695                 137                 763                 157
------------------------------------------------------------------------------------------------------------------------

Comprehensive income (loss)                         ($27,471)             $5,542            ($42,406)            $15,822
------------------------------------------------------------------------------------------------------------------------

------------------------------------------------------------------------------------------------------------------------
Net income (loss) per share - basic                   ($1.34)              $0.26              ($2.06)              $0.76
Number of shares used in
   per share computations - basic                     21,014              20,626              20,914              20,483
Net income (loss) per share - diluted                 ($1.34)              $0.25              ($2.06)              $0.72
Number of shares used in
   per share computations - diluted                   21,014              21,851              20,914              21,621
------------------------------------------------------------------------------------------------------------------------


        SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                ULTRATECH STEPPER, INC.
                    CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                     (UNAUDITED)

                                                                             Nine Months Ended
                                                                       -----------------------------
                                                                       SEPT. 30,           Sept. 30,
(In thousands)                                                            1998                1997
----------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                                       ($43,169)            $15,665
Charges to income not affecting cash                                      20,866               8,416
Net effect of changes in operating assets
   and liabilities                                                        20,236             (21,625)
----------------------------------------------------------------------------------------------------
Net cash provided by (used in) operating activities                       (2,067)              2,456

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures                                                      (9,480)             (5,694)
Net reduction (investment) in available-for-sale securities               36,941              (8,999)
Purchase of certain assets of Lepton Inc.                                      -              (3,101)
Purchase of certain assets and liabilities of Integrated
   Solutions, Inc., net of cash acquired                                 (19,429)                  -
Segregation of restricted investments                                        (91)                (93)
----------------------------------------------------------------------------------------------------
Net cash provided by (used in) investing activities                        7,941             (17,887)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from notes payable                                                1,485                  99
Repayment of note payable                                                      -                 (99)
Net proceeds from issuance of common stock
   pursuant to employee stock plans                                        3,377               3,285
----------------------------------------------------------------------------------------------------
Net cash provided by financing activities                                  4,862               3,285

Net increase (decrease) in cash and cash equivalents                      10,736             (12,146)

Cash and cash equivalents at beginning
   of period                                                              43,898              47,771
----------------------------------------------------------------------------------------------------

Cash and cash equivalents at end of period                               $54,634             $35,625
----------------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------------


        SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                               ULTRATECH STEPPER, INC.
                 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                     (UNAUDITED)
                                  SEPTEMBER 30, 1998


(1)  BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared by the Company in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for fair presentation have been included. See Notes (4) and (6).

USE OF ESTIMATES - The preparation of the accompanying unaudited condensed consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

The Company's third fiscal quarter in 1998 and 1997 ended on October 3, 1998 and October 4, 1997, respectively. For convenience of presentation, the Company's financial statements have been shown as ending on September 30, 1998 and September 30, 1997.

Operating results for the three-month and nine-month periods ended September 30, 1998 are not necessarily indicative of the results that may be expected for the year ending December 31, 1998, or any future period.

(2) INVENTORIES
Inventories consist of the following:

                                            Sept. 30, 1998       Dec.31, 1997
                                            ---------------     ---------------
(In thousands)                               (Unaudited)
Raw materials. . . . . . . . . . . . . .           $17,876             $20,297
Work-in-process. . . . . . . . . . . . .            12,719               9,739
Finished products. . . . . . . . . . . .            14,275               7,301
                                            ---------------     ---------------
                                                   $44,870             $37,337
                                            ---------------     ---------------
                                            ---------------     ---------------


(3) OTHER CURRENT LIABILITIES
Other current liabilities consist of the following:

                                            Sept. 30, 1998       Dec.31, 1997
                                            ---------------     ---------------
(In thousands)                               (Unaudited)
Salaries and benefits. . . . . . . . . .            $4,369              $5,018
Warranty reserves. . . . . . . . . . . .             5,401               5,871
Advance billings . . . . . . . . . . . .               126                 872
Income taxes payable . . . . . . . . . .               351               3,034
Settlement/Japan distributor . . . . . .                 -               3,051
Reserve for losses on purchase
  order commitments. . . . . . . . . . .             3,765                   -
Other. . . . . . . . . . . . . . . . . .             6,917               3,562
                                            ---------------     ---------------
                                                   $20,929             $21,408
                                            ---------------     ---------------
                                            ---------------     ---------------

(4) COMPUTATION OF NET INCOME (LOSS) PER SHARE

The Company adopted Statement of Financial Accounting Standards Board Statement No. 128 (FAS 128), "Earnings Per Share" in the fourth fiscal quarter of 1997. Under the provision of FAS 128, primary net income per share has been replaced by basic net income per share, which does not include the dilutive effect of stock options in its calculation. In addition, fully diluted net income per share has been replaced by diluted net income per share. All prior period net income per share amounts have been replaced by basic and diluted net income per share. Net income has not been adjusted for any period presented for purposes of computing basic and diluted net income per share.

The following sets forth the computation of basic and diluted net income (loss) per share:

                                                                          Three Months Ended            Nine Months Ended
                                                                       ------------------------      ------------------------
                                                                       Sept. 30,      Sept. 30,      Sept. 30,      Sept. 30,
(Unaudited, in thousands, except per share amounts)                       1998           1997           1998           1997
-----------------------------------------------------------------------------------------------------------------------------
Numerator:
   Net income (loss)                                                    ($28,166)        $5,405       ($43,169)       $15,665

Denominator:
   Denominator for basic net income (loss) per share                      21,014         20,626         20,914         20,483
   Effect of dilutive employee stock options                                   -          1,225             -          1,138
                                                                         -------        -------        -------        -------

   Denominator for diluted net income (loss) per share                    21,014         21,851         20,914         21,621
                                                                         -------        -------        -------        -------

Net income (loss) per share - basic                                       ($1.34)         $0.26         ($2.06)         $0.76
                                                                         -------        -------        -------        -------
                                                                         -------        -------        -------        -------

Net income (loss) per share - diluted                                     ($1.34)         $0.25         ($2.06)         $0.72
                                                                         -------        -------        -------        -------
                                                                         -------        -------        -------        -------



For the three-month and nine-month periods ended September 30, 1998, options to purchase 2,660,000 shares of Common Stock at an average exercise price of $15.89 were excluded from the computation of diluted net loss per share as the effect would have been antidilutive. This compares to the exclusion of 156,000 options at an average exercise price of $33.52 and 171,000 options at an average exercise price of $33.52 for the three-month and nine-month periods ended September 30, 1997, respectively. Options are anti-dilutive when the Company has a net loss or when the exercise price of the stock option is greater than the average market price of the Company's Common Stock.

(5) ACQUISITIONS

On June 11, 1998, the Company completed the acquisition of substantially all of the assets and the assumption of certain liabilities of Integrated Solutions, Inc. (ISI), a privately held manufacturer of i-line and deep ultra-violet reduction lithography systems. The purchase price consisted of net cash consideration of approximately $19.4 million, and $13.7 million for transaction expenses and assumed liabilities. As a result of this acquisition, the Company recognized a charge in the quarter ended June 30, 1998 for acquired in-process research and development expense of $12.6 million, or $0.60 per share net of tax benefits, representing products in development stage that were not considered to have reached technological feasibility and had no alternative future use. Based on the preliminary purchase price allocation, the Company recorded $2.7 million in excess cost over fair value of net assets to be amortized on a straight-line basis over a five-year period. The Company accounted for this acquisition based on the purchase method of accounting. The results of ISI are included from the date of acquisition.

During the quarter ended September 30, 1998, the Company completed the sale of substantially all of the assets and liabilities of the resist processing business formerly owned by ISI to Solitec Wafer Processing Inc., and completed the sale of substantially all of the assets and liabilities of the prober business formerly owned by ISI to International Business Machines Corporation.

In recent weeks, public communications from the Securities and Exchange Commission have resulted in uncertainty and confusion about valuation practices regarding acquired in-process research and development. Based on the Company's understanding of the Commission's position, it will be necessary for the Company to obtain a second valuation of acquired in-process research and development reflecting the Commission's valuation methodology. The revised valuation may indicate a value for acquired in-process research and development that is significantly lower than the initial estimated valuation. The Company had originally placed a value on acquired in-process research and development expense that it deemed appropriate, based on information that was available at the time. However, the acquired in-process research and development expense recognized by the Company in the second quarter may need to be reduced in the fourth quarter when the revised valuation is completed. Any adjustment to reduce acquired in-process research and development expense will increase the Company's carrying value of purchased intangibles.

The following unaudited pro forma net sales, net income (loss) and net income
(loss) per share combine the historical net sales, net income (loss) and net income (loss) per share of the Company and ISI for the nine months ended September 30, 1998 and September 30, 1997, as if the acquisition had occurred at the beginning of the earliest period presented. These balances do not reflect the charge for acquired in-process research and development of $12.6 million, or $0.60 per share, due to its non-recurring nature.

                                                        Nine months ended
                                                 -----------------------------
                                                   Sept. 30,          Sept. 30,
(In thousands, except per share amounts)             1998               1997
------------------------------------------------------------------------------
Net sales  . . . . . . . . . . . . . . . . .      $ 74,747           $ 145,581

Net income (loss)  . . . . . . . . . . . . .       (40,874)             15,190

Net income (loss) per share - basic  . . . .         (1.95)               0.74

Net income (loss) per share - diluted  . . .         (1.95)               0.70

Number of shares used - basic. . . . . . . .        20,914              20,483

Number of shares used - diluted. . . . . . .        20,914              21,621


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

(6) SPECIAL CHARGES - WRITE-DOWN OF INVENTORY AND OTHER

During the quarter ended September 30, 1998, the Company recognized a special charge of $15.2 million related to the write-down of inventories and provisions for estimated losses on open purchase commitments. The charge was a direct result of the Company's lower sales and bookings levels in the quarter ended September 30, 1998, combined with revised production demand forecasts for 1999.

The Company also recognized special charges in the amount of $5.8 million related to collection uncertainty of a lease receivable, the Company's previously announced reduction in workforce, the consolidation of certain facilities and certain other reserves.

(7) REPORTING COMPREHENSIVE INCOME

Statement of Financial Accounting Standards No. 130 (FAS 130) "Reporting Comprehensive Income" is effective beginning with the Company's first fiscal quarter of 1998. FAS 130 requires that, for all periods presented, comprehensive income be reported with the same prominence as other financial statements. As such, the Company has included these amounts on the face of the income statement.

Comprehensive income includes net income plus other comprehensive income. Other comprehensive income for the Company is comprised of changes in unrealized gains or losses on available-for-sale securities, net of tax. Accumulated other comprehensive income and changes thereto in 1998 consist of:

                                                                                  Quarter Ended        Nine Months Ended
(Unaudited, in thousands)                                                        Sept. 30, 1998         Sept. 30, 1998
------------------------------------------------------------------------------------------------------------------------
Accumulated other comprehensive income at December 31, 1997:
   Unrealized gain on available-for sale securities, net of tax  . . . . .                                          $271

Accumulated other comprehensive income at June 30, 1998:
   Unrealized gain on available-for sale securities, net of tax. . . . . .                 $339

Change for the nine months ended September 30, 1998:
   Unrealized gain on available-for sale securities, net of tax  . . . . .                                           763

Change for the three months ended September 30, 1998:
   Unrealized gain on available-for sate securities, net of tax  . . . . .                  695
                                                                                  -------------         ----------------
Accumulated other comprehensive income at September 30, 1998 . . . . . . .               $1,034                   $1,034
                                                                                  -------------         ----------------
                                                                                  -------------         ----------------

(8) SEGMENT OF AN ENTERPRISE AND RELATED INFORMATION.

In June 1997, the Financial Accounting Standards Board issued Statement No. 131 (FAS 131), "Disclosures about Segments of an Enterprise and Related Information," which is required to be applied for years beginning after December 15, 1997. FAS 131 establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. FAS 131 is effective for annual financial statements for fiscal years beginning after December 15, 1997, and therefore the Company will adopt the new requirements retroactively in 1998. The Company anticipates that the adoption of this statement will not have a significant effect on the presentation of the Company's financial statements.

(9) ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES.

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


ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS

OVERVIEW
Ultratech develops, manufactures and markets photolithography equipment (steppers) designed to reduce the cost of manufacturing integrated circuits
(ICs), thin film heads (TFHs) for disk drives and micromachined components. The Company supplies step-and-repeat systems based on one-to-one and reduction optical technologies to customers located throughout the United States, Europe, Asia/Pacific and Japan. These products range from low-cost systems for high-volume manufacturing to advanced systems for cost-effective production of leading-edge devices and for research and development applications. Additionally, within the past year, the Company shipped its first UltraBeam Model V2000 electron beam pattern generation system based on vector-scan technology for use in the development and production of photomasks for the IC industry.

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

The Company's business has in prior years been subject to seasonality, although the Company believes such seasonality has been masked in recent years by cyclical trends within the semiconductor and thin film industries. In addition, the need for continued expenditures for research and development, capital equipment purchases and ongoing training and customer service and support worldwide, among other factors, will make it difficult for the Company to reduce its significant operating expenses in a particular period if the Company fails to achieve its net sales goals for the period. Additionally, the Company has recently experienced manufacturing inefficiencies associated with shifts in product demand and under-utilization of manufacturing capacity and the Company presently anticipates that these trends will continue for at least the next few quarters. Such continuation would materially adversely affect the Company's business, financial condition and results of operations.

Based on current market conditions in both the semiconductor and thin film head industries and nonlinearity of system shipments, the Company presently expects that net sales for the three-month period ending December 31, 1998 will be significantly lower than net sales in the comparable period in 1997. Due to lack of order visibility and the current trend of order delays, deferrals and cancellations, the Company can give no assurance that it will be able to achieve or maintain its current sales levels. The Company presently expects to recognize an operating and net loss for the quarter ending December 31, 1998, exclusive of any additional charges the Company may take during the period. Should current market conditions continue to deteriorate, the Company may incur operating and net losses in subsequent periods. Additionally, management continues to evaluate market conditions in both the semiconductor and thin film head industries in order to assess the need to take further action to more closely align its cost structure with anticipated revenues. Any subsequent actions by the Company could result in restructuring charges, inventory write-downs and provisions for the impairment of long-lived assets, which could materially adversely affect the Company's business, financial condition and results of operations.

Certain of the statements contained in this Report on Form 10-Q may be considered forward-looking statements that may involve a number of risks and uncertainties. In addition to the factors discussed herein, among other factors that could cause actual results to differ materially include the following: highly competitive industry; difficulties in assimilating acquired operations; international sales; development of new product lines; rapid technological change; importance of timely product introductions; importance of the Company's mix-and-match strategy; year 2000 compliance; future acquisitions; expansion of the Company's product lines; dependence on key personnel; sole or limited sources of supply; intellectual property matters; environmental regulations; effects of certain anti-takeover provisions; volatility of stock price; and the other risk factors listed from time to time in the Company's SEC reports, including but not limited to the Company's 1997 Annual Report on Form 10-K and this Quarterly Report on Form 10-Q.

Due to these and additional factors, certain statements, historical results and percentage relationships discussed below will not necessarily be indicative of the results of operations for any future period.

NET SALES
Net sales consist of revenue from system sales, spare parts sales, and service. Net sales for the quarter ended September 30, 1998 were $12.4 million, a decrease of 66% as compared with net sales of $36.8 million for the comparable period in 1997. For the nine months ended September 30, 1998, net sales were $62.5 million, a decrease of 45% as compared with net sales of $113.5 million for the comparable period in 1997. Both the current quarter and year-to-date declines, relative to the comparable periods in 1997, were primarily attributed to significantly lower unit system sales across all of the Company's 1X product lines. Overall, unit shipments for the three and nine-month periods ended September 30, 1998 declined 81% and 57%, respectively, from the comparable periods in 1997, while the weighted-average selling price of all units sold decreased modestly. Spare parts and service revenue for the three and nine-month periods ended September 30, 1998 increased 39% and 37%, respectively, from the comparable periods in 1997, primarily as a result of the Acquisition and a higher level of technology upgrades.

The Company believes that its sales have been and continue to be materially adversely affected by reduced capital capacity spending levels within the semiconductor industry, including the Japanese and other Asian marketplaces. The Company continues to experience shipment delays and purchase order restructurings by several of its customers, and is also experiencing purchase order cancellations. There can be no assurance that this trend will not continue in the future. Accordingly, the Company can give no assurance that it will be able to achieve or maintain its current or prior level of sales. The Company believes that the relative strength of the U.S. dollar, particularly in relation to the Japanese yen, places the Company at a competitive disadvantage (See "Additional Risk Factors: Highly Competitive Industry"). Additionally, the Company has experienced a significant downturn in orders from customers in the thin film head industry. Several companies within the thin film head and disk drive industries have announced significantly lower than expected earnings, layoffs and restructuring or other charges. The Company believes these events indicate that, as the Company has experienced, the thin film head and disk drive industries have excess capacity in the near-term. This will continue to result in lower sales as a result of cancellations, delays and deferrals of customer orders from these industries, which will materially adversely affect the Company's business, financial condition and results of operations in the near-term. Based on current market conditions in both the semiconductor and thin film head industries and nonlinearity of system shipments, the Company presently expects that net sales for the three-month period ending December 31, 1998 will be significantly lower than net sales in the comparable period in 1997. Due to lack of order visibility and the current trend of order delays, deferrals and cancellations, the Company can give no assurance that it will be able to achieve or maintain its current sales levels.

International net sales for the quarter ended September 30, 1998 were $4.7 million, as compared with $15.9 million for the comparable period in 1997. For the nine months ended September 30, 1998, international net sales were $26.9 million, as compared with $43.7 million for the comparable period in 1997. International net sales represented 38% and 43% of total net sales for the three and nine-month periods ended September 30, 1998, respectively. This compares to 43% and 39% in the comparable periods in 1997. The Company's operations in foreign countries are not generally subject to significant exchange rate fluctuations, principally because sales contracts for the Company's systems are generally denominated in U.S. dollars. In Japan, however, the Company has commenced direct sales operations and orders are typically denominated in Japanese yen. This may subject the Company to a higher degree of risk from currency fluctuations. The Company attempts to mitigate this exposure through the use of foreign exchange contracts. International sales expose the Company to a number of additional risk factors, including fluctuations in the value of local currencies relative to the U.S. dollar, which, in turn, impact the relative cost of ownership of the Company's products. (See "Additional Risk
Factors: International Sales; Japanese Market").

Because the Company's net sales are subject to a number of risks, including intense competition in the capital equipment industry and the timing and market acceptance of the Company's products, there can be no assurance that the Company will exceed or maintain its current level of net sales for any period in the future. Additionally, the Company believes that the market acceptance and volume production of its UltraBeam Model V2000 electron beam lithography system, XLS advanced reduction stepper (acquired from ISI), and its Titan and Saturn families of wafer steppers, are of critical importance to its future financial results. To the extent that these products do not achieve significant sales due to difficulties involving manufacturing or engineering, the inability to reduce the current long manufacturing cycles for such products, competition, excess capacity in the semiconductor industry, or any other reason, the Company's business, financial condition and results of operations would be materially adversely affected. Additionally, the Company is presently transitioning from its Model 1700 MVS Series steppers, which address the market for back-end processing of inductive thin film heads, to the Model 1800 MVS Series steppers, which address the market for back-end processing of magneto-resistive (MR) thin film heads. To the extent that the Model 1800 Series steppers do not achieve significant sales due to competition from alternative technologies, excess capacity in the thin film industry or any other reason, the Company's business, financial condition and results of operations could be materially adversely affected.

GROSS PROFIT (LOSS)
Gross margin (loss) for the quarter ended September 30, 1998 was (111.7%) of net sales, as compared with positive gross margin of 52.3% for the comparable period in 1997. For the nine months ended September 30, 1998, gross margin was 6.9% of net sales, as compared with 53.1% for the comparable period in 1997. During the three-month period ending September 30, 1998, the Company recognized a $15.2 million special charge related primarily to the write-down of inventories and provisions for estimated losses associated with open purchase commitments. This charge was a direct result of the Company's lower sales and bookings levels in the three-month period ended September 30, 1998, combined with revised production demand forecasts for 1999.

Excluding the above-mentioned charge, gross margin for the three and nine-month periods ended September 30, 1998 would have been 11.6% and 31.2%, respectively. This decline in gross profit as a percentage of net sales, as compared with the comparable periods in 1997, was primarily attributed to a higher percentage of spare parts and service revenues (which typically have lower gross margins than system sales), relative to total net sales, manufacturing and after-sales inefficiencies caused by significant under-utilization of capacity, non-linearity of shipments during the period and higher inventory reserve requirements. During the nine months ended September 30, 1998, gross margins were also negatively impacted by Acquisition-related issues, which resulted in a "stepped-up" basis for purposes of determining cost of sales of product lines acquired from ISI. Additionally, despite higher standard costs, weighted-average selling prices declined during the 1998 periods, as compared to the comparable periods in 1997, due to the highly competitive environment in which the Company is operating, resulting in a further deterioration of gross margins.

The Company believes that increased competition from Canon Inc., Nikon Inc., and ASM Lithography, Ltd. ("ASML"), among others, together with generally weak conditions in the markets the Company serves, will make it difficult for the Company to increase gross margin percentages in the near term. Additionally, the Company has recently added capacity for the anticipated volume production of several new products that are outside of the Company's core reflective and refractive optical technologies. In addition to the purchase of significant levels of plant and equipment for these new products, the commencement of production of the UltraBeam V2000 electron beam lithography system has resulted and will continue to result in the purchase and retention of significant levels of inventory to support manufacturing requirements, hiring of additional production and manufacturing support personnel and the incurrence of other related manufacturing overhead costs. (See "Additional Risk Factors: Development of New Product Lines; Expansion of Operations; Assimilation of Acquired Product Lines"). The purchase of additional inventories has and will continue to result in a significantly higher risk of obsolescence, which may require additional inventory reserves and would negatively impact gross margins. Additionally, new products generally have lower gross margins until production and after-sales efficiencies can be achieved. Should these new products fail to develop or generate significant market demand, the Company's business, financial condition and results of operations would be materially adversely affected. As a result of these and other factors, the Company presently expects that gross profit as a percentage of net sales will be significantly lower for the three-month period ending December 31, 1998, relative to levels achieved in the comparable period in 1997, exclusive of any additional special charges the Company may take during the remainder of 1998.

RESEARCH, DEVELOPMENT, AND ENGINEERING
The Company's research, development, and engineering expenses, net of third party funding, were $6.9 million for the quarter ended September 30, 1998, as compared with $7.1 million for the comparable period in 1997. For the nine months ended September 30, 1998, research, development, and engineering expenses, net of third party funding, were $20.9 million, as compared with $20.1 million for the comparable period in 1997. Despite lower net sales, the Company continues to invest significant resources in the development and enhancement of its UltraBeam electron beam lithography system and in the development of its Verdant rapid thermal annealing/laser doping systems and technologies, together with continuing expenditures for its 1X and reduction optical products and technologies. The Company presently expects the absolute dollar amount of research, development and engineering expenses for the quarter ending December 31 1998, to decline relative to the quarter ended September 30, 1998, primarily as a result of the Company's recent workforce reduction, abbreviated work schedules and various seasonal factors. (See "Special Charges" and "Additional Risk Factors: Development of New Product Lines; Expansion of Operations; Assimilation of Acquired Product Lines").

SELLING, GENERAL, AND ADMINISTRATIVE
The Company's selling, general, and administrative expenses were $6.5 million for the three months ended September 30, 1998, as compared with $6.5 million for the comparable period in 1997. As a percentage of net sales, selling, general, and administrative expenses increased to 52.4% for the three months ended September 30, 1998, as compared with 17.7% for the comparable period in 1997. For the nine months ended September 30, 1998, selling, general, and administrative expenses were $19.2 million, as compared with $19.4 million for the comparable period in 1997. As a percentage of net sales, selling, general, and administrative expenses increased to 30.8% for the nine months ended September 30, 1998, as compared with 17.1% for the comparable period in 1997. Higher general and administrative expenses related to the operations acquired in the Acquisition and higher general and administrative expenses for the Company's Verdant and UltraBeam operations were offset by cost containment measures implemented during the year and lower expenses typically associated with a reduction in sales. The Company presently anticipates that selling, general and administrative expenses will decline during the quarter ending December 31, 1998 relative to the quarter ending September 30, 1998, due primarily to the Company's recent reduction in workforce, abbreviated work schedules and various seasonal factors. (See "Special Charges" and "Additional Risk Factors:
Development of New Product Lines; Expansion of Operations; Assimilation of Acquired Product Lines").

ACQUIRED IN-PROCESS RESEARCH AND DEVELOPMENT
During the quarter ended June 30, 1998, the Company completed the acquisition of substantially all of the assets and certain liabilities of ISI, a privately held manufacturer of i-line and deep ultra-violet (DUV) reduction lithography systems. As a result of this Acquisition, the Company recognized a charge in the quarter ended June 30, 1998 for acquired in-process research and development expense of $12.6 million, or $0.60 per share, net of tax benefits.

In recent weeks, public communications from the Securities and Exchange Commission have resulted in uncertainty and confusion about valuation practices regarding acquired in-process research and development. Based on the Company's understanding of the Commission's position, it will be necessary for the Company to obtain a second valuation of acquired in-process research and development reflecting the Commission's valuation methodology. The revised valuation may indicate a value for acquired in-process research and development that is significantly lower than the estimated initial valuation. The Company had originally placed a value on acquired in-process research and development expense that it deemed appropriate, based on information that was available at the time. However, the acquired in-process research and development expense recognized in the second quarter may need to be reduced in the fourth quarter when the revised valuation is completed. Any adjustment to reduce acquired in-process research and development expense will increase the Company's carrying value of purchased intangibles.

During the first quarter of 1997, the Company completed the acquisition of certain assets of Lepton Inc., a developer of electron beam lithography systems. As a result of this acquisition, the Company recognized a pre-tax charge in the quarter ended March 31, 1997 for acquired in-process research and development expense of $3.6 million, or $0.12 per share, net of related income tax benefits.

SPECIAL CHARGES Due primarily to the downturn in the thin film head and semiconductor industries, the Company realized significantly lower sales and bookings levels during the quarter ended September 30, 1998. As a result, the Company significantly reduced its production demand forecast for 1999. This action, in turn, resulted in the Company implementing various cost containment measures during the quarter ended September 30, 1998 and recognizing certain reserves related to impairment of the value of its assets. In addition to write-downs for excess inventories and provisions for estimated losses on open purchase commitments, the Company recognized special charges in the amount of $5.8 million related to collection uncertainty of a lease receivable, the Company's previously announced reduction in workforce, the consolidation of certain facilities and certain other reserves.

OTHER INCOME, NET
Other income, net, which consists primarily of interest income, was $1.8 million for the quarter ended September 30, 1998, as compared with $1.9 million for the comparable period in 1997. For the nine months ended September 30, 1998, other income, net, was $5.1 million, as compared with $5.4 million for the comparable period in 1997.

INCOME TAXES (BENEFIT)
The Company recognized a benefit from income taxes of $3.1 million and $6.2 million for the three and nine months ended September 30, 1998, respectively. This benefit was primarily attributed to the Company's pre-tax loss, exclusive of special charges. This compares with effective tax rates of 28% and 30% for the three and nine-month periods ended September 30, 1997. The Company's effective tax rate differs from the U.S. statutory rate as a result of state income taxes and benefits associated with the Company's foreign sales corporation, tax-exempt income and credits for research and development, net of other individually immaterial benefits.


LIQUIDITY AND CAPITAL RESOURCES

The Company used $2.1 million in operating activities during the nine-month period ended September 30, 1998, consisting of the net loss for the period of $43.2 million, partially offset by non-cash charges to income of $20.9 million and a positive net effect of changes in operating assets and liabilities of $20.2 million. This compares to cash generated from operations of $2.5 million in the comparable period in 1997. Non-cash charges for the nine months ended September 30, 1998 include a $12.6 million charge for the write-off of acquired in-process research and development expense associated with the Company's purchase of certain assets and liabilities of ISI. The positive net effect from changes in operating assets and liabilities, net of the impact of the acquired assets and liabilities from ISI, was primarily due to a decrease in accounts receivable of $33.7 million, a decrease in lease receivables of $6.3 million and a decrease in inventories of $3.5 million, partially offset by a decrease in other current liabilities of $13.9 million, a decrease in accounts payable of $7.6 million and an increase in other assets of $2.0 million. The significant dollar decrease in accounts receivable was partially the result of the factoring of approximately $9.0 million of accounts receivable to Wells Fargo HSBC Trade Bank N.A. The Company presently anticipates that the current trend of non-linear shipments and extended customer payment cycles will continue for some time. Accordingly, the Company expects that accounts receivable will remain at unusually high levels throughout the remainder of 1998. Such trends, should they continue, would expose the Company to numerous risks, which could materially adversely affect the Company's business, financial condition and results of operations. The Company may continue to attempt to mitigate the impact of extended payment terms by factoring up to a substantial portion of its accounts receivable in the future. There can be no assurance that this financing will be available on reasonable terms, or at all.

The Company believes that because of the relatively long manufacturing cycle of certain of its systems, particularly newer products, the Company's investment in inventories will continue to represent a significant portion of working capital. Additionally, the Company has incurred significant additional levels of inventory, plant and equipment as a result of the anticipated volume production of its electron beam lithography system and anticipated introduction of its rapid thermal annealing/laser doping system. As a result of such investment in inventories, plant and equipment, the Company may be subject to an increased risk of inventory obsolescence, impairment of long-lived assets and other factors which could materially adversely affect the Company's operating results and financial condition.

At September 30, 1998, the Company had working capital of $181.7 million. The Company's principal sources of liquidity at September 30, 1998 consisted of $139.1 million in cash, cash equivalents and short-term investments and $4.0 million in various unsecured lines of credit. As of September 30, 1998, $1.6 million was outstanding under such lines of credit.

For the nine-month period ended September 30, 1998, cash provided by investment activities was $7.9 million. Cash generated by the net proceeds from the sale on $36.9 million in available-for-sale securities was partially offset by the net cash expenditure of $19.4 million for the purchase of certain assets and liabilities of ISI and $9.5 million for capital expenditures. The significant level of capital expenditures during 1998 was primarily attributed to facilities expansions for the manufacture and sales demonstration support of the Company's electron beam lithography and rapid thermal annealing/laser doping systems, together with fixed assets acquired from ISI. As a result of these capital expenditures, the Company's depreciation and amortization costs have increased significantly and may negatively impact the Company's results of operations in the event of a continued downturn in the Company's business cycles.

For the nine-month period ended September 30, 1998, cash provided by financing activities was $4.9 million, principally as a result of borrowings on the Company's lines of credit of $1.5 million and the proceeds of $3.4 million from the issuance of Common Stock pursuant to the exercise of employee stock options.


The development and manufacture of new lithography systems and enhancements are highly capital-intensive. In order to be competitive, the Company must continue to make significant expenditures for capital equipment, sales, service, training and support capabilities; investments in systems, procedures and controls; expansion of operations and research and development, among many other items. The Company expects that anticipated cash flow from operations, its cash, cash equivalents and short-term investments and funds available under its lines of credit will be sufficient to meet the Company's cash requirements for the next twelve months. Beyond the next twelve months, the Company may require additional equity or debt financing to address its working capital or capital equipment needs. Additionally, the Company may in the future pursue additional acquisitions of complementary product lines, technologies or businesses. Future acquisitions by the Company may result in potentially dilutive issuances of equity securities, the incurrence of debt and contingent liabilities and amortization expenses related to goodwill and other intangible assets, which could materially adversely affect any Company profitability. In addition, acquisitions involve numerous risks, including difficulties in the assimilation of the operations, technologies and products of the acquired companies; the diversion of management's attention from other business concerns; risks of entering markets in which the Company has no or limited direct prior experience; and the potential loss of key employees of the acquired company. In the event the Company acquires product lines, technologies or businesses which do not complement the Company's business, or which otherwise do not enhance the Company's sales or operating results, the Company may incur substantial write-offs and higher recurring operating costs, which could have a material adverse effect on the Company's business, financial condition and results of operations. In the event that any such acquisition does occur, there can be no assurance as to the effect thereof on the Company's business or operating results. Additionally, the Company is experiencing continued interest in its equipment leasing program. Continued success of this strategy may result in the further formation of significant long-term receivables and would require the use of substantial amounts of working capital. The formation of significant long-term receivables and the granting of extended customer payment terms exposes the Company to additional risks, including potentially higher customer concentration and higher potential operating expenses relating to customer defaults. During the three-month period ended September 30, 1998, the Company took a significant reserve against a non-performing lease receivable. If defaults on additional lease receivables were to occur, the Company's business, financial condition and results of operations would be materially adversely affected. To the extent that the Company's financial resources are insufficient to fund the Company's activities, additional funds will be required. There can be no assurance that additional financing will be available on reasonable terms, or at all.


YEAR 2000 READINESS DISCLOSURE:

Many currently installed computer systems and software products are coded to accept only two digit entries in the attached date code field. Beginning in the year 2000, these date code fields will need to accept four digit entries to distinguish 21st century dates from 20th century dates. As a result, in approximately one year, computer systems and/or software used by many companies may need to be upgraded to comply with such "Year 2000" (Y2K) requirements. The Company has commenced, for all of its information systems, key vendors, physical plant and software contained in the products it sells, a Y2K conversion project to address necessary code changes, testing, and implementation and contingency plans. Although the Company is still in the process of identifying the total scope and impact of the required changes, the Company is currently in the process of implementing known required changes to its internal information systems and to the software that is contained in the products it sells. The Company presently expects such modifications to be made on a timely basis and that the total cost for the project will not exceed one million dollars. Significant resources for the project have already been incurred and the Company presently estimates that the project is approximately 50% complete. However, the Company anticipates that additional requirements will be identified and unscheduled costs may be incurred as the project proceeds. Accordingly, there can be no assurance that the Company, or its vendors, will be able to timely and cost-effectively cure its products' errors and defects associated with Y2K date functions, and this may result in material costs to the Company, including costs associated with detecting and fixing such defects and costs incurred in litigation due to any such defects. In addressing customer inquiries regarding the Company's Y2K readiness and in making inquiries of the Company's key vendors, the Company has adopted the Sematech process for investigating and responding to the Y2K subject. This process includes a survey form, a readiness matrix and a testing scenario.


Many commentators have predicted that a significant amount of litigation will arise out of year 2000 compliance issues and the Company is aware of several such suits which are currently pending. Because of the unprecedented nature of such litigation and the highly technical nature of the Company's products, there can be no assurance that the Company will not be materially adversely affected by claims related to Y2K compliance. Although the Company presently believes that it will timely cure known required changes to the software in its products, it believes that the greatest potential for future claims is from unknown impacts to its customers' manufacturing processes, which could potentially adversely impact product yields and throughput. In addition to possible litigation, the Company could incur substantially higher product returns and warranty related expenses, either of which could materially adversely affect the Company's business, financial condition and results of operations. Additionally, the Company's customers may be required to devote substantial financial resources to their own internal Y2K audit and compliance. This may result in fewer financial resources available to purchase the Company's products, fewer system sales by the Company, and could have a material adverse affect on the Company's business, financial condition and results of operations.

Although the Company is not aware of any material operational issues or costs associated with preparing its internal systems for Y2K, there can be no assurance that the Company will not experience serious unanticipated negative consequences and/or material costs caused by undetected errors or defects in technology used in its internal operating systems, which are composed primarily of third party software and hardware technology. Additionally, although the Company has made inquiries of its key information technology, physical plant and materials vendors, and is in the process of collecting and reviewing survey responses, the Company believes it will not be able to obtain adequate assurances from all its key vendors. Even where assurances are received from third parties, there remains a risk that failure of systems and products of other companies on which the Company relies could have a material adverse affect on the Company. Accordingly the Company is in the process of assessing the relative degree of risk to the Company and is preparing contingency plans. These contingency plans may result, among other things, in the development of alternative suppliers and the purchase of additional inventories. There can be no assurance that such contingency plans will be adequate and that the Company will not incur significant additional costs or business interruptions in connection with such transition, either of which could have a material adverse affect on the Company's business, financial condition and results of operations. (See "Additional Risk Factors: Sole or Limited Sources of Supply").

The foregoing statements are based upon management's best estimates at the present time, which were derived utilizing numerous assumptions of future events, including the continued availability of certain resources, third party modification plans and other factors. There can be no guarantee that these estimates will be achieved and actual results could differ materially from those anticipated. Specific factors that might cause such material differences include, but are not limited to, the availability and cost of personnel trained in this area, the ability to locate and correct all relevant computer codes, the nature and amount of programming required to upgrade or replace each of the affected programs, the rate and magnitude of related labor and consulting costs and the success of the Company's external customers and suppliers in addressing the Y2K issue. The Company's evaluation is ongoing and it expects that new and different information will become available to it as that evaluation continues. Consequently, there is no guarantee that all material elements will be Y2K ready in time.


ADDITIONAL RISK FACTORS


CYCLICALITY OF SEMICONDUCTOR AND MAGNETIC RECORDING HEAD INDUSTRIES   The
Company's business depends in significant part upon capital expenditures by manufacturers of semiconductors, photomasks and thin film head magnetic recording devices, which in turn depend upon the current and anticipated market demand for such devices and products utilizing such devices. The semiconductor industry is highly cyclical and historically has experienced recurring periods of oversupply, as evidenced by the current prolonged downturn in the semiconductor capital equipment industry. This has, from time to time, resulted in significantly reduced demand for capital equipment including the systems manufactured and marketed by the Company. The Company believes that markets for new generations of semiconductors will also be subject to similar fluctuations. In the past, the semiconductor industry has experienced significant growth, which, in turn, has caused significant growth in the capital equipment industry. However, the semiconductor industry has been experiencing a substantial and lengthy cyclical downturn, which has resulted in a significant reduction in capital spending. Additionally, the Company has been experiencing cancellation of purchase orders, shipment delays and purchase order restructurings by several of its customers and there can be no assurance that this trend will not continue in the future. Accordingly, the Company can give no assurance that it will be able to achieve or maintain its current level of sales.

The Company attempts to mitigate the risk of cyclicality by participating in both the semiconductor and magnetic recording head markets, as well as diversifying into new markets such as photolithography for micromachining and the development of photomasks. Despite such efforts, when one or more of such markets experiences a downturn or slowdown, such as is currently occurring in the semiconductor and thin film head markets, the Company's net sales and operating results are materially adversely affected, and has resulted in net losses for the Company. Based on current market conditions in both the semiconductor and thin film head industries and nonlinearity of system shipments, the Company presently expects that net sales for the three-month period ending December 31, 1998 will be significantly lower than net sales in the comparable period in 1997. Due to lack of order visibility and the current trend of order delays, deferrals and cancellations, the Company can give no assurance that it will be able to achieve or maintain its current sales levels. The Company presently expects to recognize an operating and net loss for the quarter ending December 31, 1998, exclusive of any additional charges the Company may take during the period. Should current market conditions continue to deteriorate, the Company may incur operating and net losses in subsequent periods. Additionally, management continues to evaluate market conditions in both the semiconductor and thin film head industries in order to assess the need to take further action to more closely align its cost structure with anticipated revenues. Any subsequent actions by the Company could result in restructuring charges, inventory write-downs and provisions for the impairment of long-lived assets, which could materially adversely affect the Company's business, financial condition and results of operations.

During 1997 and 1996, approximately 50% and 40%, respectively, of the Company's net sales were derived from sales to thin film head manufacturers and micromachining customers. During the nine month period ended September 30, 1998, sales to thin film head manufacturers and micromachining customers represented approximately 50% of the Company's net sales, as compared with 50% during the comparable period a year ago. The Company has experienced a significant decline in orders from customers in the thin film head market in terms of absolute dollars. Additionally, several companies within the thin film head and disk drive industries have announced significantly lower than expected earnings and have announced restructuring or other non-recurring charges. The Company believes these events indicate that the thin film head and disk drive industries have excess capacity in the near-term. This has and will continue to result in lower sales and delays or deferrals of customer orders from these industries, which will continue to materially adversely affect the Company's business, financial condition and results of operations in the near term. Additionally, the Company is experiencing increased competition in this market from Canon, Nikon and ASML. The Company's business and operating results would be materially adversely affected by downturns or slowdowns in the thin film head market or by loss of market share.

HIGHLY COMPETITIVE INDUSTRY   The capital equipment industry in which the
Company operates is intensely competitive. A substantial investment is required to install and integrate capital equipment into a semiconductor or thin film head production line. The Company believes that once a device manufacturer has selected a particular vendor's capital equipment, the manufacturer generally relies upon that equipment for the specific production line application and, to the extent possible, subsequent generations of similar products. Accordingly, it is difficult to achieve significant sales to a particular customer once another vendor's capital equipment has been selected. The Company experiences intense competition worldwide from a number of leading foreign and domestic stepper manufacturers, such as Nikon, Canon, ASML and Silicon Valley Group, Inc.'s Micralign products, all of which have substantially greater financial, marketing, technical and other resources than the Company. Nikon supplies a 1X stepper for use in the manufacture of liquid crystal displays and both Canon and Nikon offer reduction steppers for thin film head fabrication. Additionally, the XLS reduction stepper product line acquired from ISI competes directly with advanced reduction steppers offered by Canon, Nikon and ASML. The Company believes that future thin film head production may involve manufacturing steps that require critical feature sizes. Although the reduction stepper product lines acquired from ISI address critical feature sizes, additional development of these product lines may be necessary to fully address the unique requirements of thin film head manufacturing. Additionally, in the market for mix-and-match semiconductor applications, Nikon and Canon are shipping their own widefield mix-and-match lithography systems. (See: "Additional Risk Factors: Importance of Mix-and-Match Strategy"). ASML has recently announced its intent to compete in the low-cost lithography market. The Company's UltraBeam model V2000 electron beam pattern generation system competes against systems produced by ETEC Systems, Inc.; Hitachi, Ltd.; Leica Camera AG; and JEOL, Ltd. ("Japan Electron Optical Laboratory"). In addition, the Company believes that the high cost of developing new lithography tools has caused its competitors to collaborate with customers and other parties in various areas such as research and development, manufacturing and marketing, thereby resulting in a combined competitive threat with significantly enhanced financial, technical and other resources. The Company expects its competitors to continue to improve the performance of their current products. These competitors have stated that they will introduce new products with improved price and performance characteristics that will compete directly with the Company's products. This could cause a decline in sales or loss of market acceptance of the Company's steppers, and thereby materially adversely affect the Company's business, financial condition and results of operations. There can be no assurance that enhancements to, or future generations of, competing products will not be developed that offer superior cost of ownership and technical performance features. The Company believes that to be competitive, it will require significant financial resources in order to continue to invest in new product development, features and enhancements, to introduce next generation stepper systems on a timely basis, and to maintain customer service and support centers worldwide. In marketing its products, the Company may also face competition from vendors employing other technologies. In addition, increased competitive pressure has led to intensified price-based competition, resulting in lower prices and margins. This pressure has been caused, in part, from the relative weakness of the Japanese yen versus the U.S. dollar and the current cyclical downturn in both the semiconductor and thin film head industries. Should these competitive trends continue, the Company's business, financial condition and operating results would continue to be materially adversely affected. There can be no assurance that the Company will be able to compete successfully in the future.

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


CUSTOMER CONCENTRATION        Historically, the Company has sold a substantial
number of its systems to a limited number of customers. In 1997, sales to two customers accounted for 14%, and 10% of the Company's net sales. In 1996, sales to two customers accounted for approximately 17% and 12% of the Company's net sales. For the nine-month period ended September 30, 1998, one customer accounted for approximately 33% of the Company's net sales. The Company expects that sales to relatively few customers will continue to account for a high percentage of its net sales in the foreseeable future and believes that the Company's financial results depend in significant part upon the success of these major customers, and the Company's ability to meet their future capital equipment needs. Although the composition of the group comprising the Company's largest customers may vary from period to period, the loss of a significant customer or any reduction in orders by any significant customer, including reductions due to market, economic or competitive conditions in the semiconductor or magnetic recording head industries or in the industries that manufacture products utilizing integrated circuits or thin film heads, may have a material adverse effect on the Company's business, financial condition and results of operations. The Company's ability to maintain or increase its sales in the future will depend, in part, upon its ability to obtain orders from new customers as well as the financial condition and success of its customers and the general economy, of which there can be no assurance. (See "Cyclicality of Semiconductor and Magnetic Recording Head Industries").

In addition to the business risks associated with the dependence on these major customers, these significant customer concentrations have in the past resulted, and currently result in significant concentrations of accounts receivable and leases receivable. In particular, sales to a relatively few customers in the thin film head industry currently make up a significant portion of the Company's receivables. Recently, the Company has increased its level of customer leasing activity and has granted extended payment terms to many of its customers. The formation of significant and concentrated long-term receivables and the granting of extended payment terms exposes the Company to additional risks, including the risk of default by one or more customers representing a significant portion of the Company's total receivables. During the three month period ended September 30, 1998, the Company took a significant reserve against a non-performing lease receivable. If defaults on additional lease receivables were to occur, the Company's business, financial condition and results of operations would be materially adversely affected.


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

On June 11, 1998, the Company completed the acquisition of substantially all of the assets and the assumption of certain liabilities of ISI, a privately held manufacturer of i-line and deep ultra-violet (DUV) reduction lithography systems (the "Acquisition"). Acquisitions involve numerous risks, including difficulties in the assimilation of the operations, technologies and products of the acquired companies; diversion of management's attention from other business concerns; risks of entering markets in which the Company has no or limited direct experience; and the potential loss of key employees of the acquired company. In the event the Company acquires product lines, technologies or businesses which do not complement the Company's business, or which otherwise do not enhance the Company's sales or operating results, the Company may incur substantial write-offs and higher recurring operating costs, which could have a material adverse effect on the Company's business, financial condition and results of operations. Accordingly, there can be no assurance as to the effect of the Acquisition on the Company's business, financial condition or operating results. Additionally, the Securities and Exchange Commission has recently been reviewing more closely the accounting for acquisitions and the resulting charges for acquired "in-process" research and development. Any resulting restatement of the acquired "in-process" research and development charge the Company recognized in conjunction with the Acquisition would, most likely, result in a lesser charge to income for "in-process" technology and the creation of a higher value of acquired technology, an intangible asset. The creation of additional intangible assets would have the impact of increasing amortization expense, which would have a material adverse affect on the Company's results of operations. Additionally, ISI had recently completed several significant restructurings of its businesses and organization and had incurred substantial operating losses prior to the Acquisition, and the Company is presently in the process of consolidating certain acquired facilities and evaluating the requirements for additional restructuring.


The Company has recently purchased significant levels of inventories and plant and equipment for the anticipated volume production of the UltraBeam V2000 electron beam lithography system. To date, the Company has shipped one V2000 system to a customer, as part of a joint development effort targeted at developing a "production-ready" system. The future success of the product line is dependent, in part, on customers' ability to integrate this highly technical product into their existing processes.

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

To facilitate its mix-and-match strategy, the Company has developed and is continuing to develop a family of products. In 1995, the Company commenced shipment and volume production of the Titan Wafer Stepper-Registered
Tradmark- and commenced shipment of the Saturn Wafer Stepper-Registered Tradmark-. Additionally, during 1997 the Company added multiple versions of its Titan and Saturn wafer steppers in order to more fully address the needs of the mix-and-match market. As is typical with newly introduced systems in the capital equipment industry, the Company has experienced and may continue to experience technical or other difficulties with its mix-and-match family of products. The Company believes that the market acceptance and process verification combined with volume production of the mix-and-match family of products is of critical importance to the successful implementation of its mix-and-match strategy and its future financial results. Recently, this market segment of the Company's business has experienced a pronounced downturn due, in part, to the recent cyclical downturn in the semiconductor industry and the strength of the U.S. dollar in relationship to the Japanese yen. Additionally, the Company believes that existing capital budgets of semiconductor manufacturers are currently focusing on technology buys, and not capacity additions. This places the Company at a disadvantage, since its steppers address non-critical geometries. To the extent that the mix-and-match family of products does not achieve or maintain significant sales due to a continued cyclical downturn in the semiconductor industry; technical, manufacturing or other difficulties associated with these products; lack of customer acceptance; an inability to reduce the significantly long manufacturing cycle of these products; an inability to increase capacity for the production of the mix-and-match family of products; direct competition from other widefield mix-and-match systems from Nikon and Canon, among others; or any other reason, the Company's business, financial condition and results of operations would be materially adversely affected. In addition, the increase in mix-and-match stepper production has resulted and will continue to result in higher inventory levels and operating expenses. Failure to achieve or maintain significant sales of these steppers has led and could continue to lead, among other things, to an increase in inventory obsolescence and an increase in expenses without corresponding sales, both of which have and could continue to have a material adverse affect on the Company's business, financial condition and results of operations.

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

Because of the large number of components in the Company's systems, significant delays can occur between a system's introduction and the commencement by the Company of volume production of such systems. The Company has experienced delays from time to time in the introduction of, and technical and manufacturing difficulties with, certain of its systems and enhancements and related software tools and may experience delays and technical and manufacturing difficulties in future introductions or volume production of new systems or enhancements and related software tools. In particular, the Company has very little experience in manufacturing its UltraBeam V2000 electron beam lithography system. Due to the significant manufacturing cycle time required for the production of this system, its lengthy sales cycle, lack of adequate documentation for the product and the complex nature of this system, delays in production and/or shipment will result from time to time. This system presently has an approximate price range of $6 million to $9 million. Due to the high selling price of this system, delays in shipments from one quarter to the next would have a material adverse effect on the results of operations for that quarter. Additionally, the Company is in the process of assimilating the operations acquired in the Acquisition and developing related marketing and product development plans. This has resulted and could continue to result in a delays of any eventual volume production of the products acquired. (See "Development of New Product Lines; Expansion of Operations; Assimilation of Acquired Product Lines").

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


INTERNATIONAL SALES; JAPANESE MARKET      International sales accounted for
approximately 33% and 53% of total net sales for the years 1997 and 1996, respectively. For the first nine months of 1998, international sales accounted for 43% of total net sales, as compared with 39% during the comparable period a year ago. The Company anticipates that international sales, which typically have lower gross margins than domestic sales, principally due to higher field service and support costs, will continue to account for a significant portion of total net sales. As a result, a significant portion of the Company's sales will be subject to certain risks, including unexpected changes in regulatory requirements, difficulty in satisfying existing regulatory requirements, exchange rate fluctuations, tariffs and other barriers, political and economic instability, difficulties in accounts receivable collections, natural disasters, difficulties in staffing and managing foreign subsidiary and branch operations and potentially adverse tax consequences. Although the Company generally transacts its international sales in U.S. dollars, international sales expose the Company to a number of additional risk factors, including fluctuations in the value of local currencies relative to the U.S. dollar, which, in turn, impact the relative cost of ownership of the Company's products and may further impact the purchasing ability of its international customers. In Japan, however, the Company has recently commenced direct sales operations and orders are typically denominated in Japanese yen. This may subject the Company to a higher degree of risk from currency fluctuations. The Company attempts to mitigate this exposure through the use of foreign exchange contracts. The Company is also subject to the risks associated with the imposition of legislation and regulations relating to the import or export of semiconductors and magnetic recording head products. The Company cannot predict whether quotas, duties, taxes or other charges or restrictions will be implemented by the United States, Japan or any other country upon the importation or exportation of the Company's products in the future. There can be no assurance that any of these factors or the adoption of restrictive policies will not have a material adverse effect on the Company's business, financial condition and results of operations. Additionally, the Company believes that the severe currency and equity market fluctuations that have been experienced recently by many of the Asian markets have caused and may continue to cause a further reduction in orders of the Company's products, particularly in the short-term, which will have a material adverse effect on the Company's business, financial condition and results of operations.


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


INTELLECTUAL PROPERTY RIGHTS Although there are no pending lawsuits against the Company regarding infringement claims with respect to any existing patent or any other intellectual property right, the Company has at times been notified of claims that it may be infringing intellectual property rights possessed by third parties. Certain of the Company's customers have received notices of infringement from Technivision Corporation and the Lemelson Medical, Education and Research Foundation, Limited Partnership alleging that the manufacture of certain semiconductor products and/or the equipment used to manufacture those semiconductor products infringes certain issued patents. The Company has been notified by certain of such customers that the Company may be obligated to defend or settle claims that the Company's products infringe any of such patents and, in the event it is subsequently determined that the customer infringes any of such patents, they intend to seek reimbursement from the Company for damages and other expenses resulting from this matter.

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

SOLE OR LIMITED SOURCES OF SUPPLY   The Company is relying increasingly on
outside vendors to manufacture certain components of its products. In addition, certain critical components, subassemblies and services necessary for the manufacture of the Company's systems are obtained from a single supplier or a limited group of suppliers in order to ensure overall quality and timeliness of delivery. The Company's reliance on sole or a limited group of suppliers and the Company's increasing reliance on subcontractors involve several risks, including a potential inability to obtain an adequate supply of required components due to the suppliers' failure or inability to provide such components in a timely manner, or at all, and reduced control over pricing and timely delivery of components. Although the timeliness, yield and quality of deliveries to date from the Company's subcontractors have been acceptable, manufacture of certain of these components and subassemblies is an extremely complex process, and long lead-times are required. Any inability to obtain adequate deliveries or any other circumstance that would require the Company to seek alternative sources of supply or to manufacture such components internally could delay the Company's ability to ship its products, which could damage relationships with current and prospective customers and therefore would have a material adverse effect on the Company's business, financial condition and results of operations. (See "Year 2000 Readiness Disclosure").

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

During the last several years, the Company has experienced an increased level of employee turnover. The Company believes that this increase has been due to several factors, including: the recent semiconductor industry slowdown, which resulted in planned reductions in the Company's workforce during the fourth fiscal quarter of 1996 and the third fiscal quarter of 1998, and which has further resulted in an increased level of uncertainty within the workforce; an expanding economy within the geographic area that the Company maintains its principal business offices, making it more difficult for the Company to retain its employees; and the declining value of stock options granted to employees, relative to their total compensation, as a result of the full vesting of options granted prior to the Company's initial public offering and significant numbers of options granted at prices well in excess of the current market value of the Company's stock. Due to these and other factors, the Company may continue to experience high levels of employee turnover, which could adversely affect the Company's business, financial condition and results of operations.

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

VOLATILITY OF STOCK PRICE     The Company believes that factors such as
announcements of developments related to the Company's business, fluctuations in the Company's operating results, sales of securities of the Company into the marketplace, general conditions in the semiconductor and magnetic recording head industries or the worldwide or regional economies, an outbreak of hostilities, a shortfall in revenue or earnings from, or changes, in analysts' expectations, announcements of technological innovations or new products or enhancements by the Company or its competitors, developments in patents or other intellectual property rights and developments in the Company's relationships with its customers and suppliers could cause the price of the Company's Common Stock to fluctuate, perhaps substantially. In addition, in recent years the stock market in general, and the market for shares of small capitalization stocks in particular, including the Company's, have experienced extreme price fluctuations, which have often been unrelated to the operating performance of affected companies. There can be no assurance that the market price of the Company's Common Stock will not continue to experience significant fluctuations in the future, including fluctuations that may be unrelated to the Company's performance.

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

 ITEM 3.     DEFAULTS UPON SENIOR SECURITIES.                              None.

 ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.          None.



 ITEM 5.     OTHER INFORMATION.                                            None.



 ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K


             (a) EXHIBITS

             Exhibit 4.6.2 Second Amendment to Shareholder Rights Agreement dated February 11, 1997 between Registrant and BankBoston, N.A. (formerly known as the First National Bank of Boston) as of October 12, 1998, and Certification of Compliance with Section 27 thereof.

             Exhibit 27        Financial Data Schedule



             (b) REPORTS ON FORM 8-K

             The Company filed one report on Form 8-K during the quarter ended September 30, 1998. The report, which reported the June 1998 acquisition of certain of the assets and the assumption of certain liabilities of Integrated Solutions, Inc., was originally filed on June 26, 1998 and was amended on August 25, 1998.

                                     SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                               ULTRATECH STEPPER, INC.
--------------------------------------------------------------------------------
                                    (Registrant)




Date:     November 13, 1998        By:   /s/William G. Leunis, III
      ------------------------          ----------------------------------------
                                           William G. Leunis, III

                                           Senior Vice President Finance and
                                           Chief Financial Officer (Duly
                                           Authorized Officer and Principal
                                               Financial and Accounting Officer)