Form 10-K
period 1998-12-31
ULTRATECH STEPPER INC
filed 1999-03-31
CIK 909791

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

(MARK ONE)

  /X/ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

               FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998
  / /        Transition Report Pursuant to Section 13 or 15(d) of the
         Securities Exchange Act of 1934 For the transition period from to

                        COMMISSION FILE NUMBER: 0-22248

                            ULTRATECH STEPPER, INC.

             (Exact name of registrant as specified in its charter)

              DELAWARE                              94-3169580
   (State or other jurisdiction of     (I.R.S. Employer Identification No.)
           incorporation)
          3050 ZANKER ROAD
        SAN JOSE, CALIFORNIA                          95134
   (Address of principal executive                  (Zip Code)
              offices)

                                 (408) 321-8835
              (Registrant's telephone number, including area code)

          Securities registered pursuant to Section 12(b) of the Act:
                                      NONE

          Securities registered pursuant to Section 12(g) of the Act:
                     COMMON STOCK; SERIES A PREFERRED STOCK
                            ------------------------

    Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

    The aggregate market value of voting stock held by non-affiliates based on the closing sale price of the Common Stock on March 22, 1999, as reported on the Nasdaq National Market was approximately $246,000,000. Shares of Common Stock held by each officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded from this computation in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

    As of March 22, 1999, the Registrant had 21,124,464 shares of Common Stock outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

    Portions of the Registrant's Proxy Statement for the Annual Meeting of Stockholders to be held on June 3, 1999 are incorporated by reference into Part III of this Annual Report on Form 10-K.

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

THE COMPANY

    Ultratech Stepper, Inc. ("Ultratech" or the "Company") develops, manufactures and markets photolithography equipment designed to reduce the cost of ownership for manufacturers of integrated circuits, photomasks for the integrated circuit industry, thin film magnetic recording devices and micromachined components. The Company supplies step-and-repeat systems based on one-to-one ("1X") and reduction optical technology to customers located throughout the United States, Europe, Asia/Pacific and Japan. Ultratech believes that its 1X steppers offer cost and certain performance advantages, as compared with competitors' reduction steppers, to semiconductor device manufacturers for applications involving line geometries of 0.65 microns or greater ("noncritical feature sizes") and to thin film head manufacturers. The Company's 1X steppers do not currently address applications involving line geometries of less than
0.65 microns ("critical feature sizes"). The Company's 1X steppers are also used in "mix-and-match" applications to complement reduction steppers and step-and-scan systems in advanced semiconductor device fabrication. The Company's 1X steppers also are used as replacements for scanners in existing fabrication facilities to enable semiconductor manufacturers to extend the useful life and increase the capabilities of their facilities. In addition, the Company's steppers are used to manufacture high volume, low cost semiconductors used in a variety of applications such as telecommunications, automotive control systems and consumer electronics. Ultratech also supplies photolithography systems to thin film head manufacturers and believes that its steppers offer advantages over certain competitive reduction lithography tools with respect to field size, throughput, specialized substrate handling and cost. Additionally, the Company supplies photolithography equipment to the micromachining market, where certain technical features such as high resolution at g-line wavelengths and superior depth of focus are seen as offering advantages over competitive tools.

    The Company markets and manufactures the UltraBeam "V" Model electron beam pattern generation system based on vector-scan technology for use in the development and production of photomasks for the integrated circuit industry. The Company acquired this technology in February 1997 when it acquired the assets of Lepton, Inc.

    On June 11, 1998, the Company completed the acquisition of substantially all of the assets and the assumption of certain liabilities of Integrated Solutions, Inc. ("ISI"), a privately held manufacturer of i-line and deep ultra-violet
(DUV) reduction lithography systems (the "Acquisition") for approximately $19.2 million in cash, $2.6 million in transaction costs and the assumption of certain liabilities. With this Acquisition, the Company has expanded its photolithography stepper product line to include reduction steppers. The reduction steppers complement the 1X steppers for use in the thin film head, micromachining, and selected semiconductor markets, as their resolution requirements go below 0.65 microns.

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

    Photolithography is one of the most critical and expensive steps in IC and TFH device manufacturing. According to the Semiconductor Industry Association, a significant portion of the cost of processing silicon wafers in the fabrication of ICs is related to photolithography. Photolithography exposure equipment is used to image device features on the surface of thin deposition films by selectively exposing a light sensitive polymer photoresist coated on the wafer surface, through a photomask containing the master image of a particular device layer. Exposure of each process layer imprints a different set of features on the device. These device layers must be properly aligned to previously defined layers before imaging takes place, so that structures formed on the wafers are correctly placed, one on top of the other, in order to ensure a functioning device.

    Since the introduction of the earliest commercial photolithography tools for IC manufacturing in the early 1960s, a number of tools have been introduced to enable manufacturers to produce increasingly complex devices that incorporate progressively finer line widths. In the late 1970s, photolithography tools known as step-and-repeat projection aligners, or steppers, were introduced. Unlike prior tools, such as contact printers which required the photomask to physically contact the wafer in order to transfer the entire pattern during a single exposure, and scanners, which transferred the device image by scanning a narrow slit of light across the entire photomask and wafer in a single, continuous motion, steppers expose only a small square or rectangular portion of the wafer in a single exposure, then move or "step" to an adjacent site to repeat the exposure. This stepping process is repeated as often as necessary until the entire wafer has been exposed. By imaging a small area, steppers are able to achieve finer resolution and better alignment between the multiple device layers and higher yield and productivity in certain devices than possible with earlier tools. Since the late 1980s, 1X steppers have become a critical tool for the fabrication of thin film heads because of their performance characteristics. Thin film heads are devices that form the small read/write component in the most advanced disk drives and have enabled disk drives to increase in speed and memory capacity and perform more efficiently. Steppers are currently the predominant lithography tools used in the manufacture of devices such as ICs and TFHs. The Company believes that manufacturers of leading-edge TFH devices are relying increasingly on reduction steppers to address the more critical feature sizes for these devices in their front-end applications.

    According to VLSI Research, Inc. ("VLSI"), a semiconductor industry market research firm, the two principal types of steppers currently in use by the semiconductor industry are reduction steppers, which are the most widely used steppers, and one-to-one steppers. Reduction steppers, which typically have reduction ratios of four or five-to-one, are tools in which the photomask pattern containing the design is typically four or five times larger than the device pattern that is to be exposed on the wafer surface. Additionally, step-and-scan systems have been introduced recently in order to address device sizes of .18 micron and below. In contrast to steppers, which expose the entire field in a single exposure, step-and-scan systems scan across the field until the entire field is exposed.

    The Company believes that one of the fastest growing segments of the photolithography equipment market is reduction steppers and step-and-scan systems that use a deep ultra-violet light source ("DUV"). The lower DUV wavelength allows IC manufacturers to produce critical geometries of 0.25 microns and below. The Company's 4X reduction stepper product line includes DUV systems at both 248nm and 193nm wavelengths. The 248nm DUV system is a production tool capable of 0.25 micron geometries. The 193nm DUV system is a research and development tool that has assisted in the development of 193nm photoresists throughout the semiconductor industry. In addition to the reduction steppers, the Company markets certain of its 1X products in mix-and-match applications with these lithography systems.

    The principal advantage of reduction steppers and step-and-scan systems is that they may be used in manufacturing steps requiring critical feature sizes and are therefore necessary for manufacturing advanced ICs. One-to-one steppers, on the other hand, are tools in which the photomask containing the design is the same size as the device pattern that is exposed on the wafer surface. Current one-to-one steppers, unlike most current reduction steppers, are based on different technology which incorporates both reflective and refractive elements in its optical lens imaging system that, although highly sophisticated in design, is much simpler than a current reduction stepper's lens imaging system which incorporates only refractive elements. As a result, current 1X steppers are generally less expensive than current reduction steppers required for critical feature sizes. Because of their optical design, 1X steppers typically are also able to expose larger areas and deliver greater energy to the wafer surface, which generally results in higher throughput than is achievable with most reduction steppers required for critical feature sizes. One-to-one steppers, however, are currently limited to use in manufacturing steps involving noncritical feature sizes. Accordingly, the Company believes that sales of these systems are highly dependent upon capacity expansions by its customers. Competitors to Ultratech have also introduced their own mix-and-match steppers to complement their critical layer tools. Additionally, the Company believes that competition for the mix-and-match business has increased due to the ability of manufacturers of reduction steppers to mix-and-match their systems with step-and-scan systems. See "Risk Factors:
Importance of Mix-and-Match Strategy."

    In recent years, the complexity of ICs has increased significantly while, at the same time, product cycles have shortened and the price per function of such devices has continued to decline. As device complexity has increased, the device geometries have continued to shrink, which in turn has increased the need for tools such as reduction steppers that are capable of imaging very critical feature sizes. For example, fabrication of a 64-megabit dynamic random access memory ("DRAM") device with a minimum feature size of 0.25 microns involves an average of 22-25 mask levels and approximately 400 process steps. Certain mask levels in the fabrication of advanced devices require photolithography equipment such as DUV reduction steppers and step-and-scan systems that are capable of imaging lines with critical feature sizes. A majority of the masking layers in such devices, however, only require photolithography tools capable of imaging lines with noncritical feature sizes. In addition, many IC devices, such as application specific integrated circuits ("ASICs") used in various applications including telecommunications, consumer electronics and automotive control systems, can be manufactured using 1X steppers for the masking layers. Many advanced thin film head devices, which currently require less critical feature size imaging, are manufactured using 1X steppers for the masking layers. However, the Company believes that future thin film head device manufacturing will involve certain steps that require critical feature size imaging. The Company has developed a reduction stepper specifically for the TFH market with
0.25 micron imaging capability to address this requirement.

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

PRODUCTS

    The Company currently offers three different series of 1X systems for use in the semiconductor fabrication process: the model 1500 and 1500 MVS Series, which address the markets for scanner replacement and high volume/low cost semiconductor fabrication; the Saturn Wafer Stepper-Registered Trademark-Family, which addresses the market for mix-and-match in advanced semiconductor fabrication and bump processing for flip chips; and the Titan Wafer Stepper-Registered Trademark- Family, which addresses the market for photosensitive polyimide applications and bump processing for flip chip devices, as well as the markets for scanner replacement and high volume/low cost semiconductor fabrication. These steppers currently offer feature size capabilities ranging from 1.4 microns to 0.65 microns and typically range in price from $800,000 to $2.1 million. The model 1500 Series and the Titan Wafer Stepper Family offer g- and h-line illumination specifications. The Saturn Wafer Stepper Family features an i-line illumination specification that is designed to make them compatible with advanced i-line reduction steppers. The Company shipped its first Saturn Wafer Stepper in the fourth quarter of 1995. The Saturn Wafer Stepper Family, with its 0.65 micron capability, extends mix-and-match applications to the 64/256-megabit dynamic random access memories and equivalent logic technology. In bump processing, the Saturn and Titan steppers are used in conjunction with electroplating to produce a pattern of bumps, or metal connections, on the bond pads of the die for flip chip devices. This pattern can be placed in a tight array across the entire die, as opposed to the conventional method of wire bonding which is limited to the periphery of the die. This allows manufacturers to shrink the die size. The flip chip device can then be placed in a small outline package or directly on a printed circuit board. The Saturn and Titan Wafer Stepper Families also address, among other markets, an application called photosensitive polyimide processing. This process is used in the protective layer, between the inside of the device package and the active device. The polyimide process is also commonly used in the manufacture of advanced DRAMs and microprocessors. The primary advantage of a photosensitive polyimide process is that it reduces process steps required in the fabrication
of these devices.   The Saturn and Titan wafer stepper families can also be used for advanced mix-and-match applications where the critical layers are produced on step-and-scan systems. The Saturn and Titan widefield systems have a unique D-shaped field that allows for a one-to-one field match with step-and-scan systems, or a two-to-one match with reduction steppers. The D-shaped field allows the semiconductor manufacturer to optimize overlay and throughput for its non-critical mix-and-match layers. The Company is also in the process of defining the reduction stepper product line for selected semiconductor markets. In the meantime, the Company continues to offer the existing reduction product line acquired in the Acquisition. The major products include the XLS 7500, XLS 7800 and the XLS 193nm systems. The XLS 7500 is an i-line reduction system with a minimum resolution of 0.5 microns. It is used primarily in low-cost, high volume production applications. The XLS 7800 is a DUV version of the tool, utilizing a DUV wavelength of 248nm. The XLS 7800 provides a low-cost entry point into DUV processing. The XLS 193nm system is a small-field DUV tool used for research and development of 193nm materials and processes.

    The Company offers four different 1X systems for use in the fabrication of thin film heads at the wafer, or substrate, level: the model 1700 series, which the Company believes is the most widely used stepper for the TFH market; the model 4700, which provides manufacturers the ability to print rowbars with a single exposure, further enhancing both yields and magnetic recording head performance; and the model 6700 and 6800, which extend the model 4700 capabilities into the submicron range by utilizing i-line and gh-line exposure, respectively. The Company is presently in development of an i-line reduction stepper, the XLS 9800, to meet customers' requirement for shrinking geometries on their critical layers. In addition, the Company provides three steppers capable of patterning features on rowbars utilizing an alternate alignment system (Machine Vision System, or "MVS"). The model 1700 MVS and 1700 ABS are used to expose the Air Bearing Surface (ABS) pattern, while the model 1800 extends capabilities to much smaller submicron patterns used for pole trimming. The Company's TFH steppers offer feature size capabilities ranging from 2.0 to
0.35 microns and typically range in price from $800,000 to $2.6 million.

    The Company also offers photolithography equipment for use in the micromachining market. Micromachining combines electronics with mechanics in small devices for detection and control of a wide variety of parameters. Examples include accelerometers used to activate air bags in automobiles, and membrane pressure sensors used in industrial control systems. These micromachined devices are manufactured on silicon substrates using photolithographic techniques similar to those used for manufacturing semiconductors and thin film head devices. The Company believes that its model 1500 and 1500 MVS Series and the Saturn Wafer Stepper Family offer resolution and depth of focus advantages over alternative technologies, to the manufacturers of micromachined devices.

    The UltraBeam "V" Model electron beam pattern generation system is based on vector-scan technology and is designed for use in the development and production of photomasks for the IC industry. The UltraBeam system addresses the production requirements of photomasks for .25 micron design rule and below. Using the vector/raster-scan technology employed by the Company, the electron beam moves directly to those areas of the photomask that are to be exposed, bypassing unexposed areas, and then rasters in the area to be exposed. In contrast, alternative technologies use an electron beam that is scanned continuously back and forth over the entire photomask. The Company believes that its UltraBeam "V" Model system will offer certain cost and productivity advantages, as compared with certain competitive systems.

    The Company also sells upgrades and refurbishments to certain older product lines in its installed base. These refurbished older systems typically have a purchase price significantly less than the purchase price for the Company's newer systems.

    Features of the Company's current stepper systems are set forth below:

                                                                                                   FEATURE SIZE
PRODUCT LINE                                                                     WAVELENGTH          (MICRON)
----------------------------------------------------------------------------  -----------------  ----------------
SEMICONDUCTOR/MICRO-MACHINING:
Model 1500; 1500 MVS........................................................       gh-line                   1.0
Model 1500; 1500 MVS........................................................       gh-line                   0.8
Saturn Wafer Stepper Family:
  Saturn I; Saturn II; Saturn III...........................................       i-line        1.0; 0.75; 0.65
Titan Wafer Stepper Family:
  Titan I; Titan II; Titan III..............................................       gh-line         1.4;1.0; 0.75
Reduction Steppers
  XLS 7500..................................................................       i-line                    0.5
  XLS 7800..................................................................    DUV (248 nm)                0.25
  XLS 193nm.................................................................    DUV (193 nm)                0.16
PHOTOMASK:
UltraBeam "V" Model.........................................................         n/a                    0.65
THIN-FILM HEAD:
1700 Series.................................................................       gh-line              1.2; 1.0
1700 MVS....................................................................       gh-line                   1.0
1700 ABS....................................................................       gh-line                   2.0
1800........................................................................       gh-line                   0.8
4700........................................................................       gh-line                   1.0
6700........................................................................       i-line                   0.65
6800........................................................................       gh-line                  0.75
Reduction Steppers
  XLS 9800..................................................................       i-line                   0.35

RESEARCH, DEVELOPMENT AND ENGINEERING

    The semiconductor and magnetic recording head manufacturing industries are subject to rapid technological change and new product introductions and enhancements. The Company believes that continued and timely development and introduction of new and enhanced systems are essential for the Company to maintain its competitive position. The Company has made a substantial investment in the research and development of its core optical technology, which the Company believes is critical to its financial results. The Company intends to continue to develop its technology and to develop innovative products and product features to meet customer demands. Current engineering projects include the continued development of the UltraBeam electron beam pattern generation system, continued research and development of the Verdant system for rapid thermal annealing/laser doping and creation of ultrashallow junctions, continued development of the Company's 1X and 4X reduction optical products and development of larger and more flexible optical systems. Other research and development efforts are currently focused on reliability improvement; manufacturing cost reduction; and performance enhancement and development of new features for existing systems, both for inclusion in the Company's systems and to meet specific customer order requirements. These research and development efforts are undertaken, principally, by the Company's research, development and engineering organizations and costs are generally expensed as incurred. Other operating groups within the Company support the above referenced research, development and engineering efforts, and the associated costs are charged to these organizations as incurred. The Company also has programs devoted to the development of new photolithography systems, including new generations of photolithography systems for existing and new markets, enhancements and extensions of existing photolithography systems for existing and new markets and custom engineering for specific customers.

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

    The Company has historically devoted a significant portion of its financial resources to research and development programs and expects to continue to allocate significant resources to these efforts in the future. As of December 31, 1998, the Company had approximately 103 full-time employees engaged in research, development, and engineering. For 1998, 1997 and 1996, total research, development, and engineering expenses were approximately $26.7 million, $26.4 million and $27.2 million, respectively, and represented 32.8%, 17.9% and 14.1% of the Company's net sales, respectively.

SALES AND SERVICE

    The Company markets and sells its products in the United States and Europe principally through its direct sales organization. The Company sells its products in the Asia/Pacific region primarily through outside sales organizations. In December 1997, the Company terminated its relationship with its Japanese distributor, Innotech Corporation and has established a direct sales force in Japan. This strategy contributed to higher selling, general and administrative expenses in 1998, relative to 1997, related to transitional costs as well as higher ongoing expenses. (See "Risk Factors: International Sales; Japanese Market").

    Ultratech's service personnel are based throughout the United States, Europe, Asia/Pacific and Japan. The Company currently leases five sales and service offices in the United States outside of California, maintains subsidiaries in the United Kingdom, Japan, Korea and Thailand and leases offices for its branch in Taiwan to service equipment and support customers in such locations. As part of its customer service, Ultratech maintains an on-line computerized network of the Company's parts inventory in the United States, Europe and Japan.

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

MANUFACTURING

    The Company performs all of its manufacturing activities (final assembly, system testing and certain subassembly) in clean room environments totaling approximately 45,000 square feet. These facilities are located in California, Massachusetts, and New Jersey. Performing manufacturing operations in California exposes the Company to a higher risk of natural disasters, particularly floods and earthquakes.

    The Company's manufacturing activities consist of assembling and testing components and subassemblies, which are then integrated into finished systems. The Company is relying increasingly on outside vendors and subcontractors to manufacture certain components and subassemblies. This strategy has enabled the Company to increase its manufacturing capacity. The Company orders one of the most critical components of its technology, the glass for its 1X lenses, from suppliers on purchase orders. The Company designs the 1X lenses and provides the lens specifications to other suppliers that grind the lens elements. The Company then assembles and tests the optical 1X lenses in its metrology laboratory. The Company has recorded the critical parameters of each of its optical lenses sold since 1982, and believes that such information enables it to supply lenses to its customers that match the characteristics of its customers' existing lenses. Additionally, the Company orders reduction lenses from suppliers on purchase orders. These lenses are designed to the Company's specifications and tested by the supplier. Prior to shipment, the customer's engineers may perform acceptance tests at Ultratech's facility. After passing the acceptance test, the system is packaged in the clean room environment and prepared for shipment.

    The Company procures certain of its critical systems' components, subassemblies and services from a single supplier or a limited group of suppliers in order to ensure overall quality and timeliness of delivery. To date, the Company has been able to obtain adequate services and supplies of components and subassemblies for its systems in a timely manner. However, disruption or termination of certain of these sources, due to year 2000 compliance issues or other factors, could have a material adverse effect on the Company's business, financial condition and results of operations. The Company is relying increasingly on outside vendors to manufacture certain components of its products. The Company's reliance on sole or a limited group of suppliers and the Company's increasing reliance on subcontractors involve several risks, including a potential inability to obtain an adequate supply of required components due to the suppliers' failure or inability to provide such components in a timely manner, or at all, and reduced control over pricing and timely delivery of components. Although the timeliness, yield and quality of deliveries to date from the Company's subcontractors have been acceptable, manufacture of certain of these components and subassemblies is an extremely complex process, and long lead-times are required. Any inability to obtain adequate deliveries or any other circumstance that would require the Company to seek alternative sources of supply or to manufacture such components internally could delay the Company's ability to ship its products, which could damage relationships with current and prospective customers and therefore would have a material adverse effect on the Company's business, financial condition and results of operations. (See "Year 2000 Readiness Disclosure", as well as "Additional Risk Factors").

    The Company maintains a company-wide quality program. The intent of the program is to provide continuous improvement in the Company's steppers and services to meet customer requirements. The Company trains all of its employees in basic quality skills and regularly participates in quality sharing meetings with other equipment manufacturers and customer quality audits of procedures and personnel. The Company's 1X operation achieved ISO 9001 certification in 1996, and has maintained this certification uninterrupted through this report date.

COMPETITION

    The capital equipment industry in which the Company operates is intensely competitive. A substantial investment is required to install and integrate capital equipment into a semiconductor or thin film head production line. The Company believes that once a device manufacturer has selected a particular vendor's capital equipment, the manufacturer generally relies upon that equipment for the specific production line application and, to the extent possible, subsequent generations of similar products. Accordingly, it is difficult to achieve significant sales to a particular customer once another vendor's capital equipment has been selected. The Company experiences intense competition worldwide from a number of leading foreign and domestic stepper manufacturers, such as Nikon Inc. ("Nikon"), Canon Inc. ("Canon"), ASM Lithography, Ltd. ("ASML") and Silicon Valley Group ("SVG"), Inc.'s Micralign products, all of which have substantially greater financial, marketing, technical and other resources than the Company. Nikon supplies a 1X stepper for use in the manufacture of liquid crystal displays and Canon, Nikon and ASML offer reduction steppers for thin film head fabrication. Additionally, the XLS reduction stepper product line acquired by the Company from ISI competes directly with advanced reduction steppers offered by Canon, Nikon and ASML. The Company believes that future thin film head production will involve manufacturing steps that require critical feature sizes. Although the reduction stepper product lines acquired from ISI address critical feature sizes, additional development of these product lines may be necessary to fully address the unique requirements of thin film head manufacturing. Additionally, in the market for mix-and-match semiconductor applications, Nikon and Canon are shipping their own widefield mix-and-match lithography systems. (See:
"Additional Risk Factors: Importance of Mix-and-Match Strategy"). ASML has recently announced its intent to compete in the low-cost lithography market. In addition, ASML and Nikon have each introduced an i-line step-and-scan system as a lower cost alternative to the DUV step-and-scan system for use on the less critical layers. These systems are expected to compete with widefield steppers, such as the Saturn and Titan families, for advanced mix-and-match applications. The Company's UltraBeam "V" model electron beam pattern generation system competes against systems produced by ETEC Systems, Inc.; Hitachi, Ltd.; Leica Camera AG; and JEOL, Ltd. ("Japan Electron Optical Laboratory"). In addition, the Company believes that the high cost of developing new lithography tools has caused its competitors to collaborate with customers and other parties in various areas such as research and development, manufacturing and marketing, thereby resulting in a combined competitive threat with significantly enhanced financial, technical and other resources. The Company expects its competitors to continue to improve the performance of their current products. These competitors have stated that they will introduce new products with improved price and performance characteristics that will compete directly with the Company's products. This could cause a decline in sales or loss of market acceptance of the Company's steppers, and thereby materially adversely affect the Company's business, financial condition and results of operations. There can be no assurance that enhancements to, or future generations of, competing products will not be developed that offer superior cost of ownership and technical performance features. The Company believes that to be competitive, it will require significant financial resources in order to continue to invest in new product development, features and enhancements, to introduce next generation stepper systems on a timely basis, and to maintain customer service and support centers worldwide. In marketing its products, the Company may also face competition from vendors employing other technologies. In addition, increased competitive pressure has led to intensified price-based competition, resulting in lower prices and margins. This pressure has been caused, in part, from the relative weakness of the Japanese yen versus the U.S. dollar and the current cyclical downturn in both the semiconductor and thin film head industries. Should these competitive trends continue, the Company's business, financial condition and operating results would continue to be materially adversely affected. There can be no assurance that the Company will be able to compete successfully in the future.

    Foreign IC manufacturers have a significant share of the worldwide market for certain types of ICs for which the Company's systems are used. However, the Japanese stepper manufacturers are well established in the Japanese stepper market, and it is extremely difficult for non-Japanese lithography equipment companies to penetrate the Japanese stepper market. To date, the Company has not established itself as a major competitor in the Japanese equipment market and there can be no assurance that the Company will be able to achieve significant sales to Japanese manufacturers in the future. (See "International Sales; Japanese Market").

INTELLECTUAL PROPERTY RIGHTS

    Although the Company attempts to protect its intellectual property rights through patents, copyrights, trade secrets and other measures, it believes that any success will depend more upon the innovation, technological expertise and marketing abilities of its employees. Nevertheless, the Company has a policy of seeking patents when appropriate on inventions resulting from its ongoing research and development and manufacturing activities. The Company owns various United States and foreign patents, which expire on dates ranging from July 2000 to February 2017, and has various United States and foreign patent applications pending. The Company also has various registered trademarks and copyright registrations covering mainly software programs used in the operation of its stepper systems. The Company also relies upon trade secret protection for its confidential and proprietary information. There can be no assurance that the Company will be able to protect its technology adequately or that competitors will not be able to develop similar technology independently. There can be no assurance that any of the Company's pending patent applications will be issued or that foreign intellectual property laws will protect the Company's intellectual property rights. In addition, litigation may be necessary to enforce the Company's patents, copyrights or other intellectual property rights, to protect the Company's trade secrets, to determine the validity and scope of the proprietary rights of others or to defend against claims of infringement. Such litigation could result in substantial costs and diversion of resources and could have a material adverse effect on the Company's business, financial condition and results of operations, regardless of the outcome of the litigation. There can be no assurance that any patent issued to the Company will not be challenged, invalidated or circumvented or that the rights granted thereunder will provide competitive advantages to the Company. Furthermore, there can be no assurance that others will not independently develop similar products, duplicate the Company's products or, if patents are issued to the Company, design around the patents issued to the Company.

    Although there are no pending lawsuits against the Company regarding infringement claims with respect to any existing patent or any other intellectual property right, the Company has from time to time been notified of claims that it may be infringing intellectual property rights possessed by third parties. Certain of the Company's customers have received notices of infringement from Technivision Corporation and the Lemelson Medical, Education and Research Foundation, Limited Partnership alleging that the manufacture of certain semiconductor products and/or the equipment used to manufacture those semiconductor products infringes certain issued patents. The Company has been notified by certain of such customers that the Company may be obligated to defend or settle claims that the Company's products infringe any of such patents and, in the event it is subsequently determined that the customer infringes any of such patents, they intend to seek reimbursement from the Company for damages and other expenses resulting from this matter.

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

CUSTOMERS, APPLICATIONS AND MARKETS

    The Company sells its systems to semiconductor, photomask, thin film head and micromachining manufacturers located throughout the United States, Europe, Asia/Pacific and Japan. Semiconductor manufacturers have purchased the model 1500 Series steppers, the Saturn Wafer Stepper Family, and the Titan Wafer Stepper Family for the fabrication of microprocessors, microcontrollers, DRAMs and ASICs. Such systems are used in mix-and-match environments with other lithography tools, as replacements for scanners and contact printers, in start-up fabrication facilities, in packaging for ultrathin and flip chip applications and for high volume, low cost noncritical feature size semiconductor production. The new reduction stepper product line, acquired in the Acquisition, will continue to address selected semiconductor markets with an emphasis on low-cost, high-volume applications. Thin film head manufacturers have purchased the model 1700 Series steppers, the model 4700 stepper and the model 6700 stepper because of their advantages in yield, throughput and overall cost of ownership. The XLS 9800, first introduced in 1998, is being developed as an i-line reduction stepper designed specifically for the thin film head market. Manufacturers of micromachined components have purchased the model 1500 Series steppers and Saturn/

Titan wafer stepper families because of high throughput and flexible field size advantages along with cost-effective, submicron imaging capabilities. Additionally, during 1997 the Company introduced its UltraBeam electron beam lithography system for the manufacture of photomasks for the IC industry.

    Historically, the Company has sold a substantial portion of its systems to a limited number of customers. Sales to one customer accounted for approximately 25% and 14% of the Company's net sales in 1998 and 1997, respectively. Additionally, in 1997, a second customer accounted for approximately 10% of the Company's net sales. In 1996, sales to two customers accounted for approximately 17% and 12% of the Company's net sales. The Company expects that sales to relatively few customers will continue to account for a high percentage of its net sales in the foreseeable future and believes that the Company's financial results depend in significant part upon the success of these major customers, and the Company's ability to meet their future capital equipment needs. Although the composition of the group comprising the Company's largest customers may vary from period to period, the loss of a significant customer or any reduction in orders by any significant customer, including reductions due to market, economic or competitive conditions in the semiconductor or magnetic recording head industries or in the industries that manufacture products utilizing integrated circuits or thin film heads, may have a material adverse effect on the Company's business, financial condition and results of operations. The Company's ability to maintain or increase its sales in the future will depend, in part, upon its ability to obtain orders from new customers as well as the financial condition and success of its customers and the general economy, of which there can be no assurance. (See "Cyclicality of Semiconductor and Thin Film Head Industries").

    In addition to the business risks associated with the dependence on these major customers, these significant customer concentrations have in the past resulted, and currently result in significant concentrations of accounts receivable and leases receivable. In particular, sales to a relatively few customers in the thin film head industry currently make up a significant portion of the Company's receivables. Recently, the Company has increased its level of customer leasing activity and has granted extended payment terms to many of its customers. The formation of significant and concentrated long-term receivables and the granting of extended payment terms exposes the Company to additional risks, including the risk of default by one or more customers representing a significant portion of the Company's total receivables. During the three month periods ended September 30 and December 31, 1998, the Company recorded significant reserves against its trade accounts receivable and leases receivable. If additional lease and accounts receivable reserves were to be required, the Company's business, financial condition and results of operations would be materially adversely affected.

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

BACKLOG

    The Company schedules production of its systems based upon order backlog, informal customer commitments and general economic forecasts for its targeted markets. The Company includes in its backlog all customer orders for its one-to-one and reduction optical technology systems for which it has accepted purchase order numbers and assigned shipment dates within six months, all customer orders for its electron beam lithography systems for which it has accepted purchase order numbers and assigned shipment dates within one year, as well as all orders for service, spare parts and upgrades. All orders are subject to cancellation or rescheduling by the customer with limited or no penalties. Because of orders received for systems to be shipped in the same quarter in which the order is received, possible changes in system delivery schedules, cancellations of orders and potential delays in system shipments, the Company's backlog at any particular date may not necessarily be representative of actual sales for any succeeding period. As of December 31, 1998, the Company's backlog was approximately $29.4 million, compared with approximately $65.6 million as of December 31, 1997.

EMPLOYEES

    At December 31, 1998, the Company had approximately 488 full-time employees, including 103 engaged in research, development, and engineering, 23 in sales and marketing, 167 in customer service and support, 124 in manufacturing and 71 in general administration and finance. The Company believes any future success, should it occur, would depend, in large part, on its ability to attract and retain highly skilled employees. None of the employees of the Company is covered by a collective bargaining agreement. The Company considers its relationships with its employees to be good.

ADDITIONAL RISK FACTORS

CYCLICALITY OF SEMICONDUCTOR AND THIN FILM HEAD INDUSTRIES

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

    The Company attempts to mitigate the risk of cyclicality by participating in both the semiconductor and thin film head markets, as well as diversifying into new markets such as photolithography for micromachining and the development of photomasks. Despite such efforts, when one or more of such markets experiences a downturn or slowdown, such as is currently occurring in the semiconductor and thin film head markets, the Company's net sales and operating results continue to be materially adversely affected, and has resulted in net losses for the Company in 1998. The Company presently expects that net sales for the three-month period ending March 31, 1999 will be lower than net sales in the comparable period in 1998. Additionally, due to lack of order visibility, the Company can give no assurance that it will be able to achieve or maintain its current sales levels. The Company presently expects to recognize an operating and net loss for the quarter ending March 31, 1999. Due, in part, to the significant level of planned research, development and engineering spending, relative to anticipated sales, and the current low rate of capacity utilization, these losses may extend to future quarters.

    During 1998, 1997 and 1996, approximately 50%, 50% and 40%, respectively, of the Company's net sales were derived from sales to thin film head manufacturers and micromachining customers. The Company has experienced a significant decline in orders from customers in the thin film head market in terms of absolute dollars. Additionally, several companies within the thin film head and disk drive industries have announced significantly lower than expected earnings and have announced restructuring or other non-recurring charges. The Company believes these events indicate that the thin film head and disk drive industries continue to have excess capacity in the near-term. This has and will continue to result in lower sales and delays or deferrals of customer orders from these industries, which will continue to materially adversely affect the Company's business, financial condition and results of operations in the near term. Additionally, the Company is experiencing increased competition in this market from Nikon, Canon and ASML. The Company's business and operating results would be materially adversely affected by continued downturns or slowdowns in the thin film head market or by loss of market share.

    IMPORTANCE OF MIX-AND-MATCH STRATEGY A principal element of the Company's strategy has been to sell its 1X lithography systems to advanced semiconductor fabrication facilities for mix-and-match applications. This strategy depends, in significant part, upon the recognition by semiconductor manufacturers that costs can be reduced by using the Company's systems to perform exposure on semiconductor process layers requiring feature sizes of 0.65 microns or greater and the willingness of such manufacturers to implement processes to lower manufacturing costs. Many semiconductor fabrication facilities have limited or no experience with integrating lithography tools in the manner necessary for full implementation and acceptance of a mix-and-match manufacturing strategy, and there can be no assurance that semiconductor manufacturers will adopt such a strategy. The Company has designed certain of its systems to operate in a compatible manner with its i-line and DUV reduction steppers and its competitors' reduction steppers and step-and-scan systems, which are used to process layers with feature sizes below 0.65 microns. The successful implementation of the Company's strategy, however, will result in a loss of sales by manufacturers of reduction steppers and will cause these competitors to respond with lower prices, productivity improvements or new technical designs for their systems that may eliminate the need for the Company's steppers or make it difficult for the Company's systems to attain compatibility with such systems. Also, certain of the Company's competitors, which also manufacture widefield systems, including Nikon and Canon, are shipping their own widefield mix-and-match lithography systems. The introduction, development and sales of such competitive systems could materially adversely affect the Company's business, financial condition and results of operations.

    To facilitate its mix-and-match strategy, the Company has developed and is continuing to develop a family of products. In 1995, the Company commenced shipment and volume production of the Titan Wafer Stepper and commenced shipment of the Saturn Wafer Stepper. Additionally, during 1997 the Company added multiple versions of its Titan and Saturn wafer steppers in order to more fully address the needs of the mix-and-match market. As is typical with newly introduced systems in the capital equipment industry, the Company has experienced and may continue to experience technical or other difficulties with its mix-and-match family of products. The Company believes that the market acceptance and process verification combined with volume production of the mix-and-match family of products is of critical importance to the successful implementation of its mix-and-match strategy and its future financial results. Recently, this market segment of the Company's business has experienced a pronounced downturn due, in part, to the recent cyclical downturn in the semiconductor industry and the strength of the U.S. dollar in relationship to the Japanese yen. Additionally, the Company believes that existing capital budgets of semiconductor manufacturers are currently focusing on technology buys, and not capacity additions. This places the Company at a disadvantage, since its steppers address non-critical geometries. To the extent that the mix-and-match family of products does not achieve or maintain significant sales due to a continued cyclical downturn in the semiconductor industry; technical, manufacturing or other difficulties associated with these products; lack of customer acceptance; an inability to reduce the significantly long manufacturing cycle of these products; an inability to increase capacity for the production of the mix-and-match family of products; direct competition from other widefield mix-and-match and i-line step-and-scan systems from Nikon, Canon, and ASML, among others; or any other reason, the Company's business, financial condition and results of operations would be materially adversely affected. In addition, the increase in mix-and-match stepper production has resulted and will continue to result in higher inventory levels and operating expenses. Failure to achieve or maintain significant sales of these steppers has led and could continue to lead, among other things, to an increase in inventory obsolescence and an increase in expenses without corresponding sales, both of which have and could continue to have a material adverse affect on the Company's business, financial condition and results of operations.

    DEVELOPMENT OF NEW PRODUCT LINES; EXPANSION OF OPERATIONS; ASSIMILATION OF ACQUIRED PRODUCT LINES Currently, the Company is devoting significant resources to the development, introduction and commercialization of new products and technologies that are outside the Company's core businesses (see "Research, Development and Engineering"). During 1999, the Company will continue to develop these products and will continue to incur significant operating expenses in the areas of research, development and engineering and general and administrative costs in order to further develop and support these new products. Additionally, gross profit margins and inventory levels may be further adversely impacted in the future by costs associated with the initial production of these new product lines. These costs include, but are not limited to, additional manufacturing overhead, additional inventory write-offs, costs associated with managing multiple sites and the establishment of additional after-sales support organizations. Additionally, there can be no assurance that operating expenses will not increase, relative to sales, as a result of adding additional marketing and administrative personnel, among other costs, to support the Company's new products. If the Company is unable to achieve significantly increased net sales or its sales fall below expectations, the Company's operating results will be materially adversely affected until, among other factors, costs and expenses can be reduced.

    On June 11, 1998, the Company completed the acquisition of substantially all of the assets and the assumption of certain liabilities of ISI, a privately held manufacturer of i-line and DUV reduction lithography systems (the "Acquisition"). Acquisitions involve numerous risks, including difficulties in the assimilation of the operations, technologies and products of the acquired companies; diversion of management's attention from other business concerns; risks of entering markets in which the Company has no or limited direct experience; and the potential loss of key employees of the acquired company. In the event the Company acquires product lines, technologies or businesses which do not complement the Company's business, or which otherwise do not enhance the Company's sales or operating results, the Company may incur substantial write-offs and higher recurring operating costs, which could have a material adverse effect on the Company's business, financial condition and results of operations. Accordingly, there can be no assurance as to the effect of the Acquisition on the Company's business, financial condition or operating results. In conjunction with the Acquisition, significant intangible assets were acquired. The creation of additional intangible assets has the impact of increasing amortization expense, which may continue to have a material adverse affect on the Company's results of operations should significant sales for these newly acquired product lines not materialize. Additionally, prior to the Acquisition, ISI had recently completed several significant restructurings of its businesses and organization and had incurred substantial operating losses. Additionally, the Company is presently in the process of consolidating certain of its acquired facilities.

    The Company has purchased significant levels of plant and equipment for the anticipated volume production of the UltraBeam "V" Model electron beam lithography system. To date, the Company has shipped one UltraBeam system to a customer. The Company believes that any future success of this product line is dependent, in large part, on the Company's ability to further develop this system and the customers' ability to integrate this highly technical product into their existing processes.

    In December 1997, the Company terminated its distributor relationship with Innotech, its Japan distributor. The Company expanded its operations in Japan during 1998, by establishing a direct sales force, leasing additional facilities and by making significant capital expenditures for sales and applications support. Should additional gross profit on sales to the Japan marketplace not be sufficient to fund these expanded operations, the Company's business, financial condition and results of operations would be materially adversely affected.

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

    Because of the large number of components in the Company's systems, significant delays can occur between a system's introduction and the commencement by the Company of volume production of such systems. The Company has experienced delays from time to time in the introduction of, and technical and manufacturing difficulties with, certain of its systems and enhancements and related software tools and may experience delays and technical and manufacturing difficulties in future introductions or volume production of new systems or enhancements and related software tools. In particular, the Company has very little experience in manufacturing its UltraBeam electron beam lithography system. Due to the significant manufacturing cycle time required for the production of this system, its lengthy sales cycle, lack of adequate documentation for the product and the complex nature of this system, delays in production and/or shipment have resulted and will continue to result from time to time. Due to the high selling price of this system, delays in shipments from one quarter to the next would have a material adverse effect on the results of operations for that quarter. Additionally, the Company is in the process of assimilating the operations acquired in the Acquisition and developing related marketing and product development plans. This has resulted and could continue to result in a delay of any eventual volume production of the products acquired. (See "Development of New Product Lines; Expansion of Operations; Assimilation of Acquired Product Lines").

    There can be no assurance that the Company will not encounter additional technical, manufacturing or other difficulties that could further delay future introductions or volume production of systems or enhancements. The Company's inability to complete the development or meet the technical specifications of any of its systems or enhancements and related software tools, or its inability to manufacture and ship these systems or enhancements and related software tools in volume and in time to meet the requirements for manufacturing the future generation of semiconductor or thin film head devices would materially adversely affect the Company's business, financial condition and results of operations. In addition, the Company may incur substantial unanticipated costs to ensure the functionality and reliability of its products early in the products' life cycles. If new products have reliability or quality problems, reduced orders or higher manufacturing costs, delays in collecting accounts receivable and additional service and warranty expenses may result. Any of such events may materially adversely affect the Company's business, financial condition and results of operations.

    INTERNATIONAL SALES; JAPANESE MARKET International sales accounted for approximately 47%, 33% and 53% of total net sales for the years 1998, 1997 and 1996, respectively. The Company anticipates that international sales, which typically have lower gross margins than domestic sales, principally due to higher field service and support costs, will continue to account for a significant portion of total net sales. As a result, a significant portion of the Company's sales will continue to be subject to certain risks, including unexpected changes in regulatory requirements, difficulty in satisfying existing regulatory requirements, exchange rate fluctuations, tariffs and other barriers, political and economic instability, difficulties in accounts receivable collections, natural disasters, difficulties in staffing and managing foreign subsidiary and branch operations and potentially adverse tax consequences. Although the Company generally transacts its international sales in U.S. dollars, international sales expose the Company to a number of additional risk factors, including fluctuations in the value of local currencies relative to the U.S. dollar, which, in turn, impact the relative cost of ownership of the Company's products and may further impact the purchasing ability of its international customers. In Japan, however, the Company has recently commenced direct sales operations and orders are typically denominated in Japanese yen. This may subject the Company to a higher degree of risk from currency fluctuations. The Company attempts to mitigate this exposure through the use of foreign exchange contracts. The Company is also subject to the risks associated with the imposition of legislation and regulations relating to the import or export of semiconductors and magnetic recording head products. The Company cannot predict whether quotas, duties, taxes or other charges or restrictions will be implemented by the United States, Japan or any other country upon the importation or exportation of the Company's products in the future. There can be no assurance that any of these factors or the adoption of restrictive policies will not have a material adverse effect on the Company's business, financial condition and results of operations. Additionally, the Company believes that the severe currency and equity market fluctuations that have been experienced recently by many of the Asian markets have caused and may continue to cause a further reduction in orders of the Company's products, particularly in the short-term, which will have a material adverse effect on the Company's business, financial condition and results of operations.

    Although the Company has sold a number of its systems to Japanese thin film head manufacturers, to date, the Company has made limited sales of its systems to Japanese semiconductor manufacturers. The Japanese semiconductor market segment is large, represents a substantial percentage of the worldwide semiconductor manufacturing capacity, and is difficult for foreign companies to penetrate. The Company is at a competitive disadvantage with respect to Japanese semiconductor capital equipment suppliers that have been engaged for some time in collaborative efforts with Japanese semiconductor manufacturers, and currently dominate the Japanese stepper market. The Company believes that increased penetration of the Japanese market is critical to its financial results and intends to continue to invest significant resources in Japan in order to meet this objective. As part of its strategy to penetrate the Japanese market, in 1993, the Company entered into a distribution agreement with Innotech Corporation, a local distributor of products. This agreement was terminated in December 1997, and the Company expanded its operations in Japan during 1998 by establishing a direct sales force and creating sales and applications support organizations. (See "Additional Risk Factors: Development of New Product Lines; Expansion of Operations; Assimilation of Acquired Product Lines").

    DEPENDENCE ON KEY PERSONNEL The Company's future operating results depend, in significant part, upon the continued contributions of key personnel, many of whom would be difficult to replace. None of such persons has an employment or noncompetition agreement with the Company. The Company does not maintain any life insurance on any of its key persons. The loss of key personnel could have a material adverse effect on the business, financial condition and results of operations of the Company. In addition, the Company's future operating results depend in significant part upon its ability to attract and retain other qualified management, manufacturing, and technical, sales and support personnel for its operations. There are only a limited number of persons with the requisite skills to serve in these positions and it may become increasingly difficult for the Company to hire such personnel over time. Competition for such personnel is intense, and there can be no assurance that the Company will be successful in attracting or retaining such personnel. The failure to attract or retain such persons would materially adversely affect the Company's business, financial condition and results of operations.

    During the last several years, the Company has experienced an increased level of employee turnover. The Company believes that this increase has been due to several factors, including: the continued semiconductor industry slowdown, which resulted in planned reductions in the Company's workforce during the fourth fiscal quarter of 1996 and the third fiscal quarter of 1998, and which has further resulted in an increased level of uncertainty within the workforce; an expanding economy within the geographic area that the Company maintains its principal business offices, making it more difficult for the Company to retain its employees; and the declining value of stock options granted to employees, relative to their total compensation, as a result of the full vesting of options granted prior to the Company's initial public offering and significant numbers of options granted at prices well in excess of the current market value of the Company's stock. Additionally, the Company has implemented various cost-saving measures, including additional scheduled plant shutdowns and required time-off for its employees. Due to these and other factors, the Company may continue to experience high levels of employee turnover, which could adversely affect the Company's business, financial condition and results of operations.

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

    ITEM 2. PROPERTIES

    The Company maintains its headquarters and manufacturing operations in San Jose, California in three leased facilities, totaling approximately 149,000 square feet, which contain general administration and finance, marketing and sales, customer service and support, manufacturing and research, development, and engineering. Additionally, the Company leases approximately 21,000 square feet in New Providence, New Jersey for its UltraBeam product line, and approximately 65,000 square feet in Wilmington, Massachusetts for its reduction lithography product lines, which contain manufacturing, research, and development, engineering and general administration. The leases for these facilities expire at various dates from December 2000 to March 2005. The Company also leases 6.4 acres of undeveloped land near its headquarters in San Jose. This lease expires in November 1999. As part of this transaction, the Company presently has segregated $5.5 million of its securities as collateral for certain obligations of the lessor pertaining to this land. The Company also leases five sales and support offices in the United States in Phoenix, Arizona; Woburn, Massachusetts; Allentown, Pennsylvania; Austin, Texas; and Richardson, Texas under leases with terms expiring between one month to five years. The Company also maintains a branch office in Taiwan and sales, service and support subsidiaries in Japan, Korea, the United Kingdom and Thailand, with terms expiring between one month and fifteen years. The Company believes that its existing facilities will be adequate to meet its currently anticipated requirements and that suitable additional or substitute space will be available as needed.

    ITEM 3. LEGAL PROCEEDINGS

    The Company is not a party to any material litigation. From time to time, however, the Company may be subject to claims and lawsuits arising in the normal course of business.

    ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    No matters were submitted to a vote of security holders during the fourth quarter ended December 31, 1998.

                      EXECUTIVE OFFICERS OF THE REGISTRANT

    As of December 31, 1998, the executive officers of the Company, who are appointed by and serve at the discretion of the Board of Directors, were as follows:

NAME                                                       AGE                    POSITION WITH THE COMPANY
-----------------------------------------------------      ---      -----------------------------------------------------
Arthur W. Zafiropoulo................................          59   Chairman of the Board of Directors, Chief Executive
                                                                    Officer and President
Daniel H. Berry......................................          53   Chief Operating Officer, Executive Vice President
William G. Leunis, III...............................          43   Senior Vice President, Finance, Chief Financial
                                                                    Officer, Secretary and Treasurer

    Mr. Zafiropoulo founded the Company in September 1992 to acquire certain assets and liabilities of the Ultratech Stepper Division (the "Predecessor") of General Signal Corporation and, since March 1993, has served as Chief Executive Officer and Chairman of the Board. Additionally, Mr. Zafiropoulo served as President of the Company from March 1993 to March 1996, resumed the position of President of the Company in May 1997 and presently serves in this capacity. Between September 1990 and March 1993, he was President of the Predecessor. From February 1989 to September 1990, Mr. Zafiropoulo was President of General Signal's Semiconductor Equipment Group International, a semiconductor equipment company. From August 1980 to February 1989, Mr. Zafiropoulo was President and Chief Executive Officer of Drytek, Inc., a plasma dry-etch company that he founded in August 1980, and which was later sold to General Signal in 1986. From July 1987 to September 1989, Mr. Zafiropoulo was also President of Kayex, a semiconductor equipment manufacturer, which is a unit of General Signal. Mr. Zafiropoulo is a director of Advanced Energy Inc., a manufacturer of advanced RF and DC power supplies. In addition, Mr. Zafiropoulo is a director of Semi/Sematech, an association of U.S.-owned suppliers of equipment, materials and services to the semiconductor industry and SEMI (Semiconductor and Equipment Materials International), an international trade association.

    Mr. Berry has served as Chief Operating Officer and Executive Vice President of the Company since June 1998, and Senior Vice President, Sales and Service of the Company since March 1993. Between December 1990 and March 1993, he served as Vice President, Sales and Service of the Predecessor. From November 1989 to December 1990, Mr. Berry was director of international operations for General Signal's Semiconductor Equipment Group International, a semiconductor equipment company. From July 1976 to November 1989, he held various management positions including director of marketing for optical lithography, at Perkin-Elmer Corporation, a semiconductor equipment manufacturer. Since December 1998, Mr. Berry has served as a director of Rudolph Technologies, Inc. Flanders, New Jersey, a manufacturer of precision film metrology instruments for semiconductor markets

    Mr. Leunis has served as Senior Vice President, Finance, Chief Financial Officer, Secretary and Treasurer of the Company since January 1997. Between March 1993 and December 1996, he served as Vice President, Finance, Chief Financial Officer, Secretary and Treasurer of the Company. Between September 1990 and March 1993, he served as Vice President, Finance of the Predecessor. From August 1986 to August 1990, Mr. Leunis was Chief Financial Officer of the Predecessor. From 1978 to August 1986, Mr. Leunis held various financial positions at General Signal.

                                    PART II

    ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

    The following table sets forth, for periods indicated, the range of high and low sale prices of the Company's Common Stock, as reported by the National Association of Securities Dealers, Inc.:

FISCAL 1998--FISCAL QUARTER ENDED                                 MARCH 31     JUNE 30   SEPTEMBER 30  DECEMBER 31
---------------------------------------------------------------  -----------  ---------  ------------  ------------
Market Price: (1) High.........................................   $  24.000   $  26.625   $   23.000    $   20.500
                Low............................................   $  18.125   $  18.500   $   14.000    $   12.750

FISCAL 1997--FISCAL QUARTER ENDED
---------------------------------------------------------------
Market Price: (1) High.........................................   $  30.625   $  25.375   $   34.375    $   34.500
                Low............................................   $  20.500   $  17.000   $   22.500    $   18.500

(1) The Company's Common Stock is traded on the Nasdaq Stock
    Market-Registered Trademark- under the symbol UTEK. The market prices per share represent the highest and lowest closing prices for the Company's Common Stock on the Nasdaq National Market during each fiscal quarter. As of December 31, 1998, the Company had approximately 870 stockholders of record.

    The Company's fiscal quarters in 1998 ended on April 4, 1998, July 4, 1998, October 3, 1998 and December 31, 1998, and the Company's fiscal quarters in 1997 ended on April 5, 1997, July 5, 1997, October 4, 1997, and December 31, 1997, respectively. For convenience of presentation, the Company's 1998 fiscal quarters have been shown as ending on March 31, 1998, June 30, 1998, September 30, 1998 and December 31, 1998, and the Company's 1997 fiscal quarters have been shown as ending on March 31, 1997, June 30, 1997, September 30, 1997 and December 31, 1997.

    The Company has not paid cash dividends on its Common Stock since inception, and its Board of Directors presently plans to reinvest the Company's earnings in its business. Accordingly, it is anticipated that no cash dividends will be paid to holders of Common Stock in the foreseeable future.

    ITEM 6. SELECTED FINANCIAL DATA

IN THOUSANDS, EXCEPT
PER SHARE DATA                  1998***     1997**        1996        1995        1994      1993*      1992*
------------------------------  --------   ---------    ---------   ---------   --------   --------   --------
OPERATIONS:
Net sales.....................  $ 81,457   $ 147,349    $ 193,508   $ 157,831   $ 91,344   $ 54,136   $ 35,309
Gross profit (loss)...........    (1,319)     77,678      104,893      82,288     46,037     26,683     17,548
Gross profit (loss) as a
  percentage of net sales.....        (2)%        53%          54%         52%        50%        49%        50%
Operating income (loss).......  $(70,426)  $  18,001    $  46,678   $  31,782   $ 15,291   $  6,833   $  2,220
Income (loss) before income
  taxes (benefit).............   (64,126)     25,094       52,707      36,170     16,445      6,689      2,089
Pre-tax income (loss) as a
  percentage of net sales.....       (79)%        17%          27%         23%        18%        12%         6%
Net income (loss).............  $(57,944)  $  17,566    $  35,311   $  24,234   $ 11,019   $  4,123   $  1,304
Net income (loss) per
  share--basic................  $  (2.76)  $    0.85    $    1.76   $    1.32   $   0.68        N/A        N/A
Number of shares used in per
  share computation--basic....    20,958      20,553       20,079      18,425     16,293        N/A        N/A
Net income (loss) per
  share--diluted..............  $  (2.76)  $    0.81    $    1.66   $    1.20   $   0.65        N/A        N/A
Number of shares used in per
  share
  computation--diluted........    20,958      21,681       21,271      20,154     16,917        N/A        N/A
BALANCE SHEET:
Cash, cash equivalents and
  short-term investments......  $146,107   $ 164,349    $ 167,409   $ 161,356   $ 50,246   $ 26,242   $    176
Working capital...............   166,417     223,226      212,684     176,174     69,368     32,977      6,307
Total assets..................   245,935     300,001      280,772     245,428    104,789     56,381     16,765
Long-term obligations, less
  current portion.............        --          --           --          --        400        800         --
Stockholders' equity..........   210,151     263,632      239,947     199,658     80,027     38,091      8,323
OTHER DATA:
Return on average equity......       (24)%         7%          16%         17%        19%        18%        15%
Book value per common share
  outstanding.................  $   9.96   $   12.68    $   11.81   $   10.08   $   4.84   $   3.00        N/A
Current ratio.................      5.70        7.60         6.40        4.94       3.93       2.89       1.76
Long term debt to equity
  ratio.......................      0.00        0.00         0.00        0.00       0.00       0.02       0.00
Capital expenditures..........  $  9,510   $   9,337    $   7,849   $   9,760   $  7,759   $  2,752   $    972
Income tax/benefit as
  percentage of pre-tax
  income/loss.................        10%         30%          33%         33%        33%        38%        38%

QUARTERLY DATA

UNAUDITED, IN THOUSANDS, EXCEPT PER SHARE DATA                          1ST        2ND         3RD         4TH
-------------------------------------------------------------------  ---------  ----------  ----------  ----------
1998 ***
Net sales..........................................................  $  27,782  $   22,395  $   12,359  $   18,921
Gross profit (loss)................................................     11,864       6,247     (13,803)     (5,627)
Operating loss.....................................................     (1,785)    (19,452)    (32,935)    (16,254)
Net income (loss)..................................................        361     (15,364)    (28,166)    (14,775)
Net income (loss) per share--basic.................................  $    0.02  $    (0.74) $    (1.34) $    (0.70)
Number of shares used in per share computation--basic..............     20,833      20,895      21,014      21,090
Net income (loss) per share--diluted...............................  $    0.02  $    (0.74) $    (1.34) $    (0.70)
Number of shares used in per share computation--diluted............     21,697      20,895      21,014      21,090

1997 **
Net sales..........................................................  $  38,733  $   38,054  $   36,752  $   33,810
Gross profit.......................................................     21,033      19,979      19,228      17,438
Operating income...................................................      4,916       6,543       5,648         894
Net income.........................................................      4,533       5,727       5,405       1,901
Net income per share--basic........................................  $    0.22  $     0.28  $     0.26  $     0.09
Number of shares used in per share computation--basic..............     20,371      20,451      20,626      20,765
Net income per share--diluted......................................  $    0.21  $     0.27  $     0.25  $     0.09
Number of shares used in per share computation--diluted............     21,526      21,442      21,851      21,862

------------------------

* ULTRATECH STEPPER, INC. (THE "COMPANY") ACQUIRED CERTAIN ASSETS AND LIABILITIES OF THE ULTRATECH STEPPER DIVISION (THE "PREDECESSOR") OF GENERAL SIGNAL CORPORATION ON MARCH 8, 1993. THE AMOUNTS, AS PRESENTED ABOVE, REFLECT HISTORICAL RESULTS AND DO NOT INCLUDE PRO FORMA ADJUSTMENTS, WHICH MAY HAVE BEEN INCURRED AS AN INDEPENDENT COMPANY. NET INCOME PER SHARE FOR EACH OF THE TWO YEARS IN THE PERIOD ENDED DECEMBER 31, 1993 IS NOT PRESENTED BECAUSE OF A LACK OF COMPARABILITY BETWEEN THE CAPITAL STRUCTURE OF THE COMPANY AND THE PREDECESSOR.

** RESULTS OF OPERATIONS IN 1997 INCLUDE A CHARGE OF $3,619,000, OR $0.12 PER SHARE--BASIC AND DILUTED, TO REFLECT RESEARCH AND DEVELOPMENT COST INCURRED IN THE FIRST QUARTER OF 1997 IN CONJUNCTION WITH THE ACQUISITION OF THE ASSETS OF LEPTON INC., AND A SPECIAL CHARGE OF $3,450,000, OR $0.12 PER SHARE--BASIC, $0.11 PER SHARE--DILUTED, TO ACCOUNT FOR TERMINATION OF THE COMPANY'S JAPAN DISTRIBUTOR IN THE FOURTH QUARTER OF 1997.

*** GROSS PROFIT (LOSS) IN 1998 INCLUDES SPECIAL CHARGES OF $15,231,000 AND
    $11,177,000 IN THE THIRD AND FOURTH QUARTERS, RESPECTIVELY, RELATING PRIMARILY TO THE WRITE-DOWN OF INVENTORIES AND PROVISIONS FOR ESTIMATED LOSSES ON PURCHASE COMMITMENTS. RESULTS OF OPERATIONS IN 1998 INCLUDE A CHARGE OF $12,566,000 IN THE SECOND QUARTER, OR $0.60 PER SHARE--BASIC AND DILUTED, TO REFLECT ACQUIRED IN-PROCESS RESEARCH AND DEVELOPMENT INCURRED IN CONJUNCTION WITH THE ACQUISITION OF ISI, AND A RELATED ADJUSTMENT TO OPERATIONS OF $7,458,000 IN THE FOURTH QUARTER, OR $0.35 PER SHARE, TO REDUCE THE IN-PROCESS RESEARCH AND DEVELOPMENT CHARGE AS A RESULT OF THE FINAL PURCHASE PRICE ALLOCATION. ADDITIONALLY, RESULTS OF OPERATIONS IN 1998 INCLUDE SPECIAL CHARGES OF $5,775,000 AND $5,400,000 IN THE THIRD AND FOURTH QUARTERS, RESPECTIVELY, REFLECTING PROVISIONS FOR DOUBTFUL ACCOUNTS AND LEASES RECEIVABLE, PROVISIONS FOR SALES RETURNS AND ALLOWANCES AND COSTS ASSOCIATED WITH THE REDUCTION IN THE COMPANY'S WORKFORCE.

    ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    OVERVIEW

    Ultratech develops, manufactures and markets photolithography equipment (steppers) designed to reduce the cost of manufacturing integrated circuits, thin film heads for disk drives and micromachined components. The Company supplies step-and-repeat systems based on one-to-one and reduction optical technologies to customers located throughout the United States, Europe, Asia/Pacific and Japan. These products range from low-cost systems for high-volume manufacturing to advanced systems for cost-effective production of leading-edge devices and for research and development applications. Additionally, the Company manufactures and markets the UltraBeam "V" Model electron beam pattern generation system based on vector-scan technology for use in the development and production of photomasks for the IC industry.

    On June 11, 1998, the Company completed the acquisition of substantially all of the assets and the assumption of certain liabilities of Integrated Solutions, Inc., a privately held manufacturer of i-line and deep ultra-violet reduction lithography systems (the "Acquisition") for approximately $19.2 million in cash, $2.6 million in transaction costs and the assumption of certain liabilities.

    RESULTS OF OPERATIONS

    The Company's operating results have fluctuated significantly in the past and will continue to fluctuate significantly in the future depending upon a variety of factors, including substantial cyclicality in the Company's target markets; various competitive factors including price-based competition and competition from vendors employing other technologies; the timing and terms of significant orders; lengthy sales cycles for the Company's products; concentration of credit risk; delayed shipments to customers due to customer configuration changes and other factors; acquisition activities requiring the devotion of substantial management resources; the mix of products sold; lengthy manufacturing cycles for the Company's products; lengthy product development cycles for new products; the timing of new product announcements and releases by the Company or its competitors; market acceptance of new products and enhanced versions of the Company's products; manufacturing inefficiencies associated with the startup of new product introductions; customer concentration; ability to volume produce systems and meet customer requirements; patterns of capital spending by customers; product discounts; changes in pricing by the Company, its competitors or suppliers; political and economic instability throughout the world, in particular the Asia/Pacific region; natural disasters; regulatory changes; and business interruptions related to the Company's occupation of its facilities. The Company's gross profit as a percentage of sales has been and will continue to be significantly affected by a variety of factors, including inventory and open purchase commitment reserve provisions; the rate of capacity utilization; the mix of products sold; nonlinearity of shipments during the quarter; increased competition in the Company's targeted markets; the introduction of new products, which typically have higher manufacturing costs until manufacturing efficiencies are realized and are typically discounted more than existing products until the products gain market acceptance; the percentage of international sales, which typically have lower gross margins than domestic sales principally due to higher field service and support costs; and the implementation of subcontracting arrangements.

    The Company derives a substantial portion of its total net sales from sales of a relatively small number of newly manufactured systems, which typically range in price from $800,000 to $2.1 million for the Company's 1X steppers, and $1.5 million to $4.0 million for the Company's reduction steppers. Additionally, the Company's UltraBeam electron beam lithography system is anticipated to sell in a range of $6.0 million to $9.0 million. As a result of these high sale prices, the timing of recognition of revenue from a single transaction has had and will continue to have a significant impact on the Company's net sales and operating results. The Company's backlog at the beginning of a period typically does not include all of the sales needed to achieve the Company's objectives for that period. In addition, orders in backlog are subject to cancellation, delay, deferral or rescheduling by a customer with limited or no penalties. Consequently, the Company's net sales and operating results for a period have been and will continue to be dependant upon the Company obtaining orders for systems to be shipped in the same period in which the order is received. The Company's business and financial results for a particular period could be materially adversely affected if an anticipated order for even one system is not received in time to permit shipment during the particular period. Furthermore, a substantial portion of the Company's net sales has historically been realized near the end of each quarter. Accordingly, the failure to receive anticipated orders or delays in shipments near the end of a particular quarter, due, for example, to reschedulings, delays, deferrals or cancellations by customers, additional customer configuration requirements, or to unexpected manufacturing difficulties or delays in deliveries by suppliers due to their long production lead times or otherwise, has caused and may continue to cause net sales in a particular period to fall significantly below the Company's expectations, which has and could continue to materially adversely affect the Company's operating results for such period. In particular, the long manufacturing cycles of the Company's Titan and Saturn steppers, and the Company's newly acquired XLS advanced reduction stepper and 193nm small-field research and development reduction stepper (both product lines were acquired through the acquisition of certain assets and liabilities of ISI), and the long lead time for lenses and other materials, could cause shipments of such products to be delayed from one quarter to the next, which could materially adversely affect the Company's financial condition and results of operations for a particular quarter. Additionally, the Company has very limited experience in the manufacture of its UltraBeam electron beam pattern generation systems. The UltraBeam systems are extremely complex and the product has significantly long manufacturing and sales cycles, which greatly increases the likelihood of delays in shipments from one quarter to the next. Due to the high list price for these systems, shipment delays would materially adversely affect the Company's financial condition and results of operations for a particular quarter if the shipment were delayed to the following quarter. Additionally, the Company may experience difficulties in assimilating the operations acquired in the Acquisition. (See "Additional Risk Factors: Development of New Product Lines; Expansion of Operations; Assimilation of Acquired Product Lines"). The impact of these and other factors on the Company's sales and operating results in any future period cannot be forecast with certainty.

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

    The Company presently expects that net sales for the three-month period ending March 31, 1999 will be lower than net sales in the comparable period in 1998. Additionally, due to lack of order visibility, the Company can give no assurance that it will be able to achieve or maintain its current sales levels. The Company presently expects to recognize an operating and net loss for the quarter ending March 31, 1999. These losses may extend to future quarters due, in part, to the significant level of planned research, development and engineering spending, relative to anticipated sales; the current low rate of capacity utilization; and the current backlog and order levels for the Company's products.

    Certain of the statements contained in this report may be considered forward-looking statements that may involve a number of risks and uncertainties. In addition to the factors discussed herein, among other factors that could cause actual results to differ materially include the following: highly competitive industry; difficulties in assimilating acquired operations; international sales; development of new product lines; rapid technological change; importance of timely product introductions; importance of the Company's mix-and-match strategy; year 2000 compliance; future acquisitions; expansion of the Company's product lines; dependence on key personnel; sole or limited sources of supply; intellectual property matters; environmental regulations; effects of certain anti-takeover provisions; volatility of stock price; and the other risk factors listed from time to time in the Company's SEC reports.

    Due to these and additional factors, certain statements, historical results and percentage relationships discussed below will not necessarily be indicative of the results of operations for any future period.

NET SALES

    1998 vs. 1997

    Net sales consist of revenue from system sales, spare parts sales, and service. For the year ended December 31, 1998, net sales were $81.5 million, a decrease of 45% as compared with net sales of $147.3 million for 1997. The decline, relative to 1997, was primarily attributed to the extremely weak market conditions in the semiconductor industry and the related markets for semiconductor capital equipment. Within this market segment, the Company experienced significantly lower unit system shipments across all product lines. Additionally, the Company experienced lower system shipments for front-end thin film head processing, micromachining applications and the production of photomasks. For the year ended December 31, 1998, the Company's unit system shipments decreased 53%, relative to 1997, while the weighted-average selling price of all systems sold declined slightly. Net sales from spare parts and service increased 31% for the year ended December 31, 1998, as compared to 1997, primarily as a result of the acquisition of the product lines and related service business of ISI.

    For the year ended December 31, 1998, international net sales were $38.5 million, as compared with $48.4 million for 1997, a decline of 20%. International net sales represented 47% of total net sales for the year ended December 31, 1998, as compared with 33% for 1997. This year-over-year decline, in absolute dollars, was primarily attributed to decreased system sales to the Asian market. The Company believes that the severe currency and equity market fluctuations that have been experienced recently by many of the Asian markets has resulted, and may continue to result, in delays, deferrals and cancellations of orders of the Company's products, particularly in the short-term, which will have a material adverse effect on the Company's business, financial condition and results of operations. The Company's operations in foreign countries are not generally subject to significant exchange rate fluctuations, principally because sales contracts for the Company's systems are generally denominated in U.S. dollars. In Japan, however, the Company has commenced direct sales operations and orders are typically denominated in Japanese yen. This may subject the Company to a higher degree of risk from currency fluctuations. The Company attempts to mitigate this exposure through the use of foreign exchange contracts; however, there can be no assurance of the success of any such efforts. International sales expose the Company to a number of additional risks, including fluctuations in the value of local currencies relative to the U.S. dollar, which, in turn, impact the relative cost of ownership of the Company's products. (See "Additional Risk Factors: International Sales; Japanese Market").

    The Company believes that its sales have been and continue to be adversely impacted by reduced capital capacity spending levels within the semiconductor and thin film head industries. During 1997 and 1998, the Company experienced a significant level of shipment delays and purchase order restructurings by several of its customers, and also experienced purchase order cancellations. There can be no assurance that this trend will not continue in the future. Accordingly, the Company can give no assurance that it will be able to achieve or maintain its current or prior level of sales. The Company believes that the current strength of the U.S. dollar, particularly in relation to the Japanese yen, places the Company at a competitive disadvantage. Additionally, the Company has recently experienced a significant downturn in orders from customers in the thin film head industry, particularly for front-end applications. Several companies within the thin film head and disk drive industries have recently announced lower than expected earnings, layoffs and restructuring or other charges. The Company believes these events indicate that the thin film head and disk drive industries have excess capacity in the near-term. This has resulted, and will continue to result, in lower sales as a result of cancellations, delays and deferrals of customer orders, which will materially adversely affect the Company's business, financial condition and results of operations. Additionally, the TFH industry is presently in the process of transitioning from the production of magneto-resistive heads to giant magneto-resistive heads. This transition could further disrupt the flow of orders for new equipment from the TFH industry until, among other factors, customer requirements are more fully defined. The Company presently expects that net sales for the three-month period ending March 31, 1999 will be lower than net sales in the comparable period in 1998. Additionally, due to lack of order visibility, the Company can give no assurance that it will be able to achieve or maintain its current sales levels.

    Because the Company's net sales are subject to a number of risks, including intense competition in the capital equipment industry and the timing and market acceptance of the Company's products, there can be no assurance that the Company will exceed or maintain its current level of net sales for any period in the future. Additionally, the Company believes that the market acceptance and volume production of its UltraBeam electron beam lithography system, XLS advanced reduction stepper (acquired from ISI), and its Titan, Saturn and 1000 series families of wafer steppers, are of critical importance to its future financial results. To the extent that these products do not achieve significant sales due to difficulties involving manufacturing or engineering, the inability to reduce the current long manufacturing cycles for such products, competition, excess capacity in the semiconductor industry, or any other reason, the Company's business, financial condition and results of operations would be materially adversely affected.

    1997 vs. 1996

    Net sales for 1997 were $147.3 million, a decrease of 24% as compared with net sales of $193.5 million for 1996. The decline, relative to 1996, was primarily attributed to significantly lower unit sales of the Company's Model 1500 Series steppers, which address the markets for scanner replacement and high-volume/low-cost semiconductor fabrication, and lower unit sales of the Company's Model 1700 Series steppers with machine vision system (MVS), which address the market for back-end processing of thin film heads, partially offset by the shipment of the Company's first UltraBeam "V" Model electron beam lithography system. For the year ended December 31, 1997, the Company's system shipments decreased 34%, relative to 1996, while the weighted-average selling price of all systems sold was essentially unchanged. Net sales from spare parts and service increased 10% for the year ended December 31, 1997, as compared to 1996. International sales for 1997 were $48.4 million, a decline of 53% over international sales of $102.1 million in 1996. This year-over-year decline, in absolute dollars, was primarily attributed to decreased system sales to the Asian, European and Japanese markets. During 1997, international sales represented 33% of total sales, as compared to 53% in 1996.

GROSS PROFIT (LOSS)

    1998 vs. 1997

    The Company's gross loss as a percentage of net sales was (1.6%) for the year ended December 31, 1998, as compared with positive gross margin of 52.7% for 1997. In 1998, the Company recognized $26.4 million in special charges related primarily to the write-down of inventories and provisions for estimated losses associated with open purchase commitments. These charges were primarily a result of the Company's lower sales and bookings levels in 1998, revised sales demand forecasts for 1999 and delays in the production-readiness of the Company's electron beam lithography system.

    In addition to the special charges recognized in 1998, the decline in gross profit as a percentage of net sales can be further attributed to significantly lower capacity utilization; lower product margins as a result of higher production costs; changes in product mix; a higher percentage of service and spare parts sales relative to total net sales, which typically have lower standard margins than system sales; and continued manufacturing inefficiencies as a result of non-linearity of system shipments and customer cancellations, deferrals and reschedulings.

    The Company believes that increased competition from Canon, Nikon, ASML and SVG, among others, together with generally weak conditions in the markets the Company serves, will make it difficult for the Company to increase gross margin percentages in the near term. Additionally, in 1998, the Company added capacity for the anticipated volume production of several new products that are outside the Company's core reflective and refractive optical technologies. In addition to the purchase of significant levels of plant and equipment for these new products, the commencement of production of the UltraBeam electron beam lithography system has resulted and will continue to result in the purchase and retention of significant levels of inventory to support manufacturing requirements, hiring of additional production and manufacturing support personnel and the incurrence of other related manufacturing overhead costs. (See "Additional Risk Factors: Development of New Product Lines; Expansion of Operations; Assimilation of Acquired Product Lines"). The purchase of additional inventories will continue to result in a significantly higher risk of obsolescence, which has required and may continue to require additional inventory write-offs, which negatively impact gross margins. Additionally, new products generally have lower gross margins until production and after-sales efficiencies can be achieved. Should these new products, including products recently acquired in the Acquisition, fail to develop or generate significant market demand, the Company's business, financial condition and results of operations would be materially adversely affected. As a result of these and other factors, the Company presently expects that gross profit as a percentage of net sales will be significantly lower for the three-month period ending March 31, 1999, relative to levels achieved in the comparable period in 1998.

    1997 vs. 1996

    The Company's gross profit as a percentage of sales was 52.7% for 1997 as compared with 54.2% for 1996. This decline in gross margin as a percentage of net sales can be primarily attributed to the shift away from the Company's more mature product lines, which typically have higher margins due to manufacturing efficiencies and lower required after-sales support, toward the Company's newer and more advanced systems; manufacturing inefficiencies caused by underutilization of manufacturing capacity; changes in the Company's shipment schedule and an unusually high degree of nonlinearity of shipments during the 1997 periods; partially offset by lower required inventory reserves; lower international sales relative to total sales for the Company; improved margins from spare parts and service; and increased after-sales support efficiencies.

RESEARCH, DEVELOPMENT AND ENGINEERING EXPENSES

    1998 vs. 1997

    The Company's research, development and engineering expenses, net of third party funding for certain projects, were $26.7 million for 1998, as compared with $26.4 million for 1997. Despite lower net sales, the Company continues to invest significant resources in the development and enhancement of its UltraBeam electron beam lithography system and in the development of its Verdant rapid thermal annealing/laser doping systems and technologies, together with continuing expenditures for its 1X optical products and technologies. Additionally, in 1998 the Company commenced research, development and engineering spending in the area of reduction lithography, as a direct result of the Acquisition. The Company presently expects that the absolute dollar amount of research, development and engineering expenses for the quarter ending March 31, 1999 will be lower, relative to the comparable period in 1998, due primarily to cost containment measures implemented by the Company during the last half of 1998. (See "Additional Risk Factors: Development of New Product Lines; Expansion of Operations; Assimilation of Acquired Product Lines").

    1997 vs. 1996

    The Company's research, development and engineering expenses, net of third-party funding for certain porjects, were $26.4 million for 1997, as compared with $27.2 million recorded for 1996. This decrease was primarily attributed to decreased spending for the development, enhancement, manufacturing support and sales demonstration support of the Company's Model 2244i stepper, Model 4700 stepper, Titan Wafer Stepper family and Saturn Wafer Stepper family, partially offset by increased spending for the

Company's Model 1800 MVS Series steppers, development of its electron beam lithography system and development of its rapid thermal annealing/laser doping technologies and systems.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

    1998 vs. 1997

    Selling, general and administrative expenses were $26.2 million for both 1998 and 1997. As a percentage of net sales, selling, general and administrative expenses increased to 32.1% of net sales in 1998, as compared to 17.8% of net sales in 1997. In 1998, higher general and administrative expenses related to the operations acquired in the Acquisition and higher general and administrative expenses for the Company's Verdant and UltraBeam operations were offset by cost containment measures implemented during the year and lower expenses as are typically associated with a reduction in sales. The Company presently anticipates that selling, general and administrative expenses will increase during the quarter ending March 31, 1999 relative to the comparable period in 1998, due primarily to the amortization of intangible assets and additional general and administrative expenses relative to the operations acquired in the Acquisition, partially offset by cost containment measures implemented by the Company during the last half of 1998. (See "Additional Risk Factors: Development of New Product Lines; Expansion of Operations; Assimilation of Acquired Product Lines").

    1997 vs. 1996

    Selling, general and administrative expenses were $26.2 million for 1997, a decrease of 16% over the $31.0 million recorded for 1996. As a percentage of net sales, selling, general and administrative expenses increased to 17.8% of net sales in 1997, as compared to 16.0% of net sales in 1996. The dollar decrease for the year ended 1997, relative to 1996, reflects in large part the Company's decrease in sales, service and support expenses typically associated with a decrease in sales; cost containment measures implemented during late 1996; significantly lower required provisions for the Company's profit sharing and executive incentive plans; and lower commission expense resulting from lower sales and higher direct sales relative to total net sales for the period.

ACQUIRED IN-PROCESS RESEARCH AND DEVELOPMENT

    On June 11, 1998, the Company completed the acquisition of substantially all of the assets and the assumption of certain liabilities of Integrated Solutions, Inc., a privately held manufacturer of i-line and deep ultra-violet reduction lithography systems. As a result of this acquisition, the Company recognized a charge for acquired in-process research and development ("IPR&D") expense of $5.1 million, or $0.24 per share net of tax benefits, representing products in development stage that were not considered to have reached technological feasibility and had no alternative future use.

    The Company's management made certain assessments with respect to the determination of all identifiable assets resulting from, or to be used in, research and development activities as of the acquisition date. Each of these activities was evaluated, by both interviews and data analysis, to determine its state of development and related fair value. The Company's review indicated that the IPR&D had not reached a state of technological feasibility and the underlying technology had no alternative future use to the Company in other research and development projects or otherwise. In the case of IPR&D, fair values of the corresponding technologies were determined using an income approach, which included a discounted future earnings methodology. Under this methodology, the value of the in-process technology is comprised of the total present value of the anticipated net cash flows attributable to the in-process project, discounted to net present value, taking into account the uncertainty surrounding the successful development of the purchased IPR&D.

    During late 1998, the SEC issued guidance on acquired in-process research and development related to purchase acquisitions. During the quarter ended December 31, 1998, the Company recognized an adjustment of $7.5 million, or $0.35 per share, to reduce the IPR&D expense relative to the acquisition of ISI in order to reflect the final purchase price allocation.

    The IPR&D associated with the ISI acquisition related to the development of optical and post-optical lithography systems. Included were five projects: (i) the XLS/ISIS 3160 and 3155 project, which was 73% complete as of the acquisition date; (ii) the Unity project, which was 56% complete as of the acquisition date;
(iii) the XLS 193nm Mid-field and 157nm Small-field platforms, which were 70% complete as of the acquisition date; (iv) the Scalpel engineering feasibility project, which was 35% complete as of the acquisition date; and (v) the EUV stage project, which was 38% complete as of the acquisition date. The aforementioned completion percentages are based on an estimated weighted-average of the time, cost, and complexity required to bring the projects to fruition. The significant technological hurdles remaining to be addressed include: the development of high resolution optical systems with off-axis illumination; the integration of complex sub-systems into production worthy tools with user friendly operator interfaces, while achieving more precise overlay; the ability to design vacuum and inert gas containment systems without unacceptable reductions in throughput; the development of CaF2 optical elements in sizes that have never been built; and the development of an autofocus system that is four times more accurate than any system ever developed. The Company estimates that as of the acquisition date, the remaining research and development work on these projects will cost approximately $35.0 million and will be completed over the next one to five years. These projects have progressed more slowly than originally projected due to lower than anticipated staffing. The lower staffing levels were a result of the Company's actions to reduce expenses during a period of reduced revenues and earnings. There can be no assurance that the Company will be able to complete the development and successful marketing of any products resulting from the completion of these projects. A failure to successfully develop and market such products could have a material adverse effect on the Company's business, financial condition and results of operations.

    During the first quarter of 1997, the Company completed the acquisition of the assets of Lepton Inc., a developer of electron beam lithography systems. As a result of this acquisition, the Company recognized a charge for technology acquired for a research and development project of $3.6 million, or $0.12 per share, net of related income tax benefits.

SPECIAL CHARGE RELATING TO TERMINATION OF JAPAN DISTRIBUTOR

    In December 1997, the Company terminated its relationship with its Japan distributor, Innotech Corporation. This resulted in a special charge of $3.5 million, or $0.11 per share, in the quarter ended December 31, 1997, net of related income tax benefits, primarily related to termination fees negotiated between the Company and Innotech.

SPECIAL CHARGES

    Due primarily to the continued downturn in the thin film head and semiconductor industries, the Company realized significantly lower sales and bookings levels during 1998. As a result, the Company significantly reduced its production demand forecast for 1999 and implemented various cost containment measures beginning in the third quarter of 1998. During the third and fourth quarters of 1998, the Company recognized special charges in the amount of $15.2 million and $11.2 million, respectively, for the write-down of excess inventories and provisions for estimated losses on open purchase commitments. These charges are included in cost of sales.

    During the third and fourth quarters of 1998, the Company recognized charges in the amount of $3.2 million and $5.4 million, respectively, related to collection uncertainty of certain accounts and leases receivable and provisions for sales returns and allowances. Additionally, during the third quarter of 1998, the Company recognized charges of $2.6 million as a result of the reduction in the Company's workforce and the consolidation of certain of its facilities. These charges have been included in operating expenses for 1998.

INTEREST AND OTHER INCOME, NET

    Other income, net, which consists primarily of interest income, was $6.7 million for 1998 as compared with $7.3 million for 1997 and $6.3 million for 1996.

INCOME TAXES (BENEFIT)

    Income taxes (benefit) represented 10%, 30% and 33% of income (loss) before income taxes for 1998, 1997 and 1996, respectively. The decline in the tax rate for 1998, relative to 1997, is primarily a result of not recognizing a benefit for the 1998 net operating loss carryforward and certain deferred tax asset reserves recognized during the year. The decrease in the tax rate for 1997, relative to 1996, is primarily a result of benefits associated with the Company's research and development efforts together with higher tax-exempt income, relative to total income before income taxes.

LIQUIDITY AND CAPITAL RESOURCES

    Cash flows provided by operating activities were $6.9 million for the year ended December 31, 1998, as compared with $5.6 million provided by operating activities during the comparable period in 1997. Positive cash flows from operating activities during 1998 were primarily attributed to a reduction in accounts and leases receivable of $47.4 million, a reduction in inventories of $10.6 million and total non-cash charges to income of $19.9 million, partially offset by the net loss of $57.9 million for the year ended December 31, 1998 and a decline in accounts payable and accrued expenses of $10.8 million. The significant dollar decrease in accounts receivable was partially the result of the sale of accounts receivable to third-party financial institutions. The Company sells certain of its accounts and leases receivable in order to mitigate its credit risk and to enhance cash flow. Sales of accounts receivable typically preceed final customer acceptance of the system. Among other terms and conditions, the agreements include provisions that require the Company to repurchase receivables if certain conditions are present including, but not limited to, disputes with the customer regarding suitability of the product, and from time-to-time the Company has repurchased certain accounts receivable in accordance with these terms. At December 31, 1998, approximately $8.6 million of sold accounts receivable and $11.0 million of sold leases receivable were outstanding to third-party financial institutions. The Company presently anticipates that the current trend of non-linear shipments and extended customer payment cycles will continue for some time. Accordingly, the Company expects that accounts receivable will remain at unusually high levels for at least the next several quarters. Such trends, should they continue, would expose the Company to numerous risks, which could materially adversely affect the Company's business, financial condition and results of operations. The Company may continue to attempt to mitigate the impact of extended payment terms by selling up to a substantial portion of its accounts receivable in the future. There can be no assurance that this financing will be available on reasonable terms, or at all.

    The Company believes that because of the relatively long manufacturing cycle of certain of its systems, particularly newer products, the Company's inventories will continue to represent a significant portion of working capital. Additionally, in 1998, the Company invested $2.2 million in plant and equipment as a result of the anticipated volume production of its electron beam lithography system, and $5.0 million in plant and equipment as a result of the anticipated introduction of its rapid thermal annealing/laser doping system. As of December 31, 1998, the Company had approximately $4.8 million of inventories and $7.0 million of net long-lived assets related to these new product lines. As such, these assets may be subject to a greater risk of impairment, which could materially adversely affect the Company's operating results and financial condition.

    During the year ended December 31, 1998, the Company used $2.1 million of cash in its investing activities, as cash investments of $9.5 million for capital expenditures and $21.8 million for the Acquisition were partially offset by a net $29.4 million in cash generated by the Company's investment activities. The significant level of capital asset additions during 1998 was primarily attributed to facilities expansions for the manufacture and sales demonstration support of the Company's electron beam lithography and rapid thermal annealing/laser doping systems, together with fixed assets acquired from ISI. As a result of these capital expenditures and the acquisition of ISI, the Company's depreciation and amortization costs have increased significantly and may negatively impact the Company's results of operations in the event of a continued downturn in the Company's business cycles.

    For the year ended December 31, 1998, cash provided by financing activities was $5.4 million, principally as a result of $3.6 million generated from the issuance of Common Stock pursuant to the exercise of employee stock options and the Company's employee stock purchase plan and $1.8 million in additional borrowings under the Company's existing lines of credit.

    At December 31, 1998, the Company had working capital of $166.4 million. The Company's principal sources of liquidity at December 31, 1998 consisted of $146.1 million in cash, cash equivalents and short-term investments.

    The development and manufacture of new lithography systems and enhancements are highly capital-intensive. In order to be competitive, the Company must continue to make significant expenditures for capital equipment, sales, service, training and support capabilities; investments in systems, procedures and controls; expansion of operations and research and development, among many other items. The Company expects that anticipated cash flow from operations, its cash, cash equivalents and short-term investments and funds available under its lines of credit will be sufficient to meet the Company's cash requirements for the next twelve months. Beyond the next twelve months, the Company may require additional equity or debt financing to address its working capital or capital equipment needs. Additionally, the Company may in the future pursue additional acquisitions of complementary product lines, technologies or businesses. Future acquisitions by the Company may result in potentially dilutive issuances of equity securities, the incurrence of debt and contingent liabilities and amortization expenses related to goodwill and other intangible assets, which could materially adversely affect any Company profitability. In addition, acquisitions involve numerous risks, including difficulties in the assimilation of the operations, technologies and products of the acquired companies; the diversion of management's attention from other business concerns; risks of entering markets in which the Company has no or limited direct prior experience; and the potential loss of key employees of the acquired company. In the event the Company acquires product lines, technologies or businesses which do not complement the Company's business, or which otherwise do not enhance the Company's sales or operating results, the Company may incur substantial write-offs and higher recurring operating costs, which could have a material adverse effect on the Company's business, financial condition and results of operations. In the event that any such acquisition does occur, there can be no assurance as to the effect thereof on the Company's business or operating results. Additionally, the Company is experiencing continued interest in its equipment leasing program and this may result in the further formation of significant long-term receivables, which, in turn, would require the use of substantial amounts of working capital. The formation of significant long-term receivables and the granting of extended customer payment terms exposes the Company to additional risks, including potentially higher customer concentration and higher potential operating expenses relating to customer defaults. During the three-month periods ended September 30, 1998 and December 31, 1998, the Company took significant reserves against potentially non-performing leases receivable. If defaults on additional lease receivables were to occur, the Company's business, financial condition and results of operations would be materially adversely affected. To the extent that the Company's financial resources are insufficient to fund the Company's activities, additional funds will be required. There can be no assurance that additional financing will be available on reasonable terms, or at all.

YEAR 2000 READINESS DISCLOSURE:

    Many currently installed computer systems and software products are coded to accept only two digit entries in the attached date code field. Beginning in the year 2000, these date code fields will need to accept four digit entries to distinguish 21st century dates from 20th century dates. As a result, in less than one year, computer systems and/or software used by many companies may need to be upgraded to comply with such "Year 2000" (Y2K) requirements. The Company has provided an assessment, below, of the state of readiness of its information and non-information technology systems, together with a summary of the status of related testing, remediation and implementation. The Company presently estimates that the total cost for the entire Y2K project will approximate one million dollars and that the remaining project cost is approximately $400,000. The Company plans to fund these remaining costs from cash generated by operations or from cash and short-term investments on hand. However additional requirements may be identified and unscheduled costs may be incurred as the project proceeds. Accordingly, there can be no assurance that the Company, or its vendors, will be able to timely and cost-effectively update its products to avoid Y2K date errors, and this may result in material costs to the Company, including costs associated with detecting and fixing such errors and costs incurred in litigation due to any such errors.

    Many commentators have predicted that a significant amount of litigation will arise out of year 2000 compliance issues and the Company is aware of several such suits that are currently pending. Because of the unprecedented nature of such litigation and the highly technical nature of the Company's products, there can be no assurance that the Company will not be materially adversely affected by claims related to Y2K compliance. Although the Company presently believes that it has or will timely make required changes to the software in its products, it believes that the most likely worst case scenario is from unknown impacts to its customers' manufacturing processes, which could potentially adversely impact product yields and throughput. In addition to possible litigation, the Company could incur substantially higher product returns and warranty related expenses, either of which could materially adversely affect the Company's business, financial condition and results of operations. Additionally, the Company's customers may be required to devote substantial financial resources to their own internal Y2K audit and compliance. This may result in fewer financial resources available to purchase the Company's products, fewer system sales by the Company, and could have a material adverse affect on the Company's business, financial condition and results of operations. The Company believes that its own Y2K efforts have resulted, and will continue to result in, a diversion of management and financial resources, which has further resulted in the delay or deferral of various information technology and engineering projects.

INFORMATION TECHNOLOGY SYSTEMS:

    The Company has commenced, for all of its information systems, a Y2K conversion project to address necessary code changes, testing, and implementation and contingency plans. The Company has completed testing and verification of its primary business/information system and has identified the significant potential risks associated with Y2K. The Company believes it has remedied these potential errors and that it has provided for contingency plans to further minimize risks to its business system associated with Y2K.

    Although the Company is not aware of any material operational issues or costs associated with preparing its internal systems for Y2K, there can be no assurance that the Company will not experience serious unanticipated negative consequences and/or material costs caused by undetected errors or defects in technology used in its internal operating systems, which are composed primarily of third party software and hardware technology. Additionally, although the Company has made inquiries of its key information technology vendors, and is in the process of collecting and reviewing survey responses, the Company believes it will not be able to obtain adequate assurances from all its key vendors. Even where assurances are received from third parties, there remains a risk that failure of systems and products of other companies on which the Company relies could have a material adverse affect on the Company. Accordingly the Company continues to assess the degree of risk to the Company and is preparing contingency plans. The Company is presently working to minimize risk from vendors through understanding and implementing necessary remediation and/or contingency plans. There can be no assurance that such contingency plans will be adequate and that the Company will not incur significant additional costs or business interruptions in connection with such transition, either of which could have a material adverse affect on the Company's business, financial condition and results of operations.

NON-INFORMATION TECHNOLOGY SYSTEMS:

    The Company has commenced, for all of its key vendors, physical plant and software contained in the products it sells, a Y2K conversion project to address necessary remediation, testing, implementation and contingency plans. The Company believes it has identified the required changes for its products' hardware and software components to attain Y2K readiness and is currently completing product modifications and working with customers to assist in understanding these requirements. The Company presently expects such modifications to be made on a timely basis. The Company has obligations to provide these modifications to customers with systems under warranty or currently under service contract. The Company presently expects that these modifications will be installed on a timely basis. In addressing customer inquiries regarding the Company's Y2K readiness and in making inquiries of the Company's vendors, the Company has adopted the Sematech process for investigating and responding to the Y2K subject. This process includes a survey form, a readiness matrix and a testing scenario.

    Although the Company has made inquiries of its key physical plant and materials vendors in order to assess their state of readiness, and is in the process of collecting and reviewing survey responses, the Company believes it will not be able to obtain adequate assurances from all its key vendors. Even where assurances are received from third parties, there remains a risk that failure of systems and products of other companies on which the Company relies could have a material adverse affect on the Company. Accordingly the Company continues to assess the degree of risk to the Company and is preparing contingency plans. These contingency plans may result, among other things, in the development of alternative suppliers and the purchase of additional inventories. The Company is presently working to minimize risk from vendors through understanding and implementing necessary remediation and/or contingency plans. There can be no assurance that such contingency plans will be adequate and that the Company will not incur significant additional costs or business interruptions in connection with such transition, either of which could have a material adverse affect on the Company's business, financial condition and results of operations. (See "Manufacturing").

    The foregoing statements are based upon management's best estimates at the present time, which were derived utilizing numerous assumptions of future events, including the continued availability of certain resources, third party modification plans and other factors. There can be no guarantee that these estimates will be achieved and actual results could differ materially from those anticipated. Specific factors that might cause such material differences include, but are not limited to, the availability and cost of personnel trained in this area, the ability to locate and correct all relevant computer codes, the nature and amount of programming required to upgrade or replace each of the affected programs, the rate and magnitude of related labor and consulting costs and the success of the Company's external customers and vendors in addressing the Y2K issue. The Company's evaluation is ongoing and it expects that new and different information will become available to it as that evaluation continues. Consequently, there is no guarantee that all material elements will be Y2K ready in time.

ADOPTION OF THE EURO

    The Company does not presently expect that introduction and use of the Euro will materially affect the Company's foreign exchange and hedging activities or the Company's use of derivative instruments. Management does not expect that the introduction of the Euro will result in any material increase in costs to the Company and all costs, if any, associated with the introduction of the Euro will be expensed to operations as incurred. While the Company will continue to evaluate the impact of the Euro introduction over time, based on currently available information, management does not believe that the introduction of the Euro currency will have a material adverse impact on the Company's financial condition or overall trends in results of operations.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    The Company's exposure to market risk, for changes in interest rates, relates primarily to the Company's investment portfolio, which consisted primarily of fixed interest rate instruments as of December 31, 1998. The Company maintains a strict investment policy, which is designed to ensure the safety and preservation of its invested funds by limiting market risk and the risk of default.

    The following table presents the hypothetical changes in fair values in the financial instruments held by the Company at December 31, 1998. These instruments are comprised of cash, cash equivalents, short-term investments and restricted long-term investments. These instruments are not leveraged and are held for purposes other than trading. The modeling techniques used measures the change in fair values arising from selected hypothetical changes in interest rates. Assumed market value changes to the Company's portfolio reflects immediate hypothetical parallel shifts in the yield curve of plus or minus 50 basis points (BPS), 100 BPS, and 150 BPS over a twelve-month time horizon. Beginning fair values represent the market principal plus accrued interest for financial reporting purposes at December 31, 1998. Ending fair values comprise the estimated market principal plus accrued interest at a twelve-month time horizon, and assumes no change in the investment principal or portfolio mix. This table estimates the fair value of the portfolio at a twelve-month time horizon:

                                                                            NO CHANGE
                                          VALUATION OF SECURITIES GIVEN         IN        VALUATION OF SECURITIES GIVEN
                                           AN INTEREST RATE DECREASE OF      INTEREST      AN INTEREST RATE INCREASE OF
                                                  X BASIS POINTS               RATE               X BASIS POINTS
                                        ----------------------------------  ----------  ----------------------------------
                                        (150 BPS)   (100 BPS)    (50 BPS)     0 BPS       50 BPS     100 BPS     150 BPS
                                        ----------  ----------  ----------  ----------  ----------  ----------  ----------
SHORT-TERM INVESTMENTS, IN THOUSANDS
--------------------------------------
U.S. Treasury securities and
  obligations of U.S. government
  agencies............................  $   19,376  $   19,142  $   18,906  $   18,672  $   18,438  $   18,202  $   17,968
Obligations of states and political
  subdivisions........................      37,631      37,312      36,999      36,640      36,280      35,967      35,649
U.S. corporate debt securities........      66,523      66,099      65,671      65,237      64,803      64,376      63,951
                                        ----------  ----------  ----------  ----------  ----------  ----------  ----------
Total short-term investments..........  $  123,530  $  122,553  $  121,576  $  120,549  $  119,521  $  118,545  $  117,568
                                        ----------  ----------  ----------  ----------  ----------  ----------  ----------
                                        ----------  ----------  ----------  ----------  ----------  ----------  ----------
RESTRICTED LONG-TERM INVESTMENTS, IN
  THOUSANDS
--------------------------------------
U.S. Treasury securities and
  obligations of U.S. government
  agencies............................  $    5,587  $    5,560  $    5,534  $    5,507  $    5,481  $    5,455  $    5,429
U.S. corporate debt securities........           2           2           2           2           2           2           2
                                        ----------  ----------  ----------  ----------  ----------  ----------  ----------
Total restricted long-term
  investments.........................  $    5,589  $    5,562  $    5,536  $    5,509  $    5,483  $    5,457  $    5,431
                                        ----------  ----------  ----------  ----------  ----------  ----------  ----------
                                        $  129,119  $  128,115  $  127,112  $  126,058  $  125,004  $  124,002  $  122,999
                                        ----------  ----------  ----------  ----------  ----------  ----------  ----------
                                        ----------  ----------  ----------  ----------  ----------  ----------  ----------

    The above table was developed based on the fact that a 50-BPS move in the Federal Funds Rate has occurred in 9 of the last 10 years; a 100-BPS move in the Federal Funds Rate has occurred in 6 of the last 10 years; and a 150-BPS move in the Federal Funds Rate has occurred in 4 for the last 10 years.

    The Company mitigates default risk by attempting to invest in high credit quality securities and by constantly positioning its portfolio to respond appropriately to a significant reduction in a credit rating of any investment issuer or guarantor. The portfolio includes only marketable securities with active secondary or resale markets to ensure portfolio liquidity and maintains a prudent amount of diversification. To date, the Company has not experienced liquidity problems with its portfolio.

    Although comparative information at December 31, 1997 is not presented, the Company has not materially altered its investment objectives or criteria and believes that, although the composition of the Company's portfolio has changed, the portfolio's sensitivity to changes in interest rates would have been materially the same as presented above.

    The Company's operations in foreign countries are not generally subject to significant exchange rate fluctuations, principally due to the limited scope of those operations and because sales contracts for the Company's systems are generally denominated in U.S. dollars. In Japan, however, the Company has commenced direct sales operations and orders are typically denominated in Japanese yen. This may subject the Company to a higher degree of risk from currency fluctuations. The Company attempts to mitigate this exposure through the use of foreign exchange contracts. The realized gains and losses on these contracts are deferred and offset against realized and unrealized gains and losses from the settlement of the related yen-denominated receivables. At December 31, 1998 there were no outstanding foreign currency contracts.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    The Selected Financial Data information contained in Item 6 of Part II hereof is hereby incorporated by reference into this Item 8 of Part II of this form 10-K.

                            ULTRATECH STEPPER, INC.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                        AND FINANCIAL STATEMENT SCHEDULE

    Consolidated Financial Statements included in Item 8:

                                                                                                          PAGE NUMBER
                                                                                                          -----------
Consolidated Balance Sheets--December 31, 1998 and 1997.................................................          35
Consolidated Statements of Operations--Years ended December 31, 1998, 1997, and 1996....................          36
Consolidated Statements of Cash Flows--Years ended December 31, 1998, 1997 and 1996.....................          37
Consolidated Statements of Stockholders' Equity--Years ended December 31, 1998,
  1997 and 1996.........................................................................................          38
Notes to Consolidated Financial Statements..............................................................       39-54
Report of Ernst & Young LLP, Independent Auditors.......................................................          55

CONSOLIDATED BALANCE SHEETS

                                                                                    DECEMBER 31,  DECEMBER 31,
IN THOUSANDS, EXCEPT PER SHARE AMOUNTS                                                  1998          1997
----------------------------------------------------------------------------------  ------------  ------------
ASSETS
Current assets:
  Cash and cash equivalents.......................................................   $   54,142    $   43,898
  Short-term investments..........................................................       91,965       120,451
  Accounts receivable, less allowance for doubtful accounts of $2,196 in 1998 and
    $2,258 in 1997................................................................       11,899        45,947
  Inventories.....................................................................       36,750        37,337
  Leases receivable--current portion, less allowance for doubtful accounts of $841
    in 1998 and $0 in 1997........................................................        2,012         2,408
  Prepaid expenses and other current assets.......................................        5,088         1,840
  Deferred income taxes...........................................................           --         5,142
                                                                                    ------------  ------------
Total current assets..............................................................      201,856       257,023

Equipment and leasehold improvements, net.........................................       23,319        22,285
Restricted investments............................................................        5,510         5,325
Leases receivable, less allowance for doubtful accounts of $5,603 in 1998 and $0
  in 1997.........................................................................        1,536        11,354
Intangible assets, net............................................................        8,438           355
Other assets......................................................................        5,276         3,659
                                                                                    ------------  ------------
Total assets......................................................................   $  245,935    $  300,001
                                                                                    ------------  ------------
                                                                                    ------------  ------------
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Notes payable...................................................................   $    1,881    $       94
  Accounts payable................................................................        8,541        12,295
  Accrued expenses................................................................       21,693        17,502
  Advance billings................................................................        1,694           872
  Income taxes payable............................................................        1,630         3,034
                                                                                    ------------  ------------
Total current liabilities.........................................................       35,439        33,797

Deferred income taxes.............................................................           --         2,103
Other liabilities.................................................................          345           469
Commitments and contingencies
Stockholders' equity:
  Preferred Stock, $.001 par value:
    2,000,000 shares authorized; none issued......................................           --            --
  Common Stock, $.001 par value:
    40,000,000 shares authorized; issued and outstanding--21,105,733 at December
      31, 1998 and 20,786,288 at December 31, 1997................................           21            21
  Additional paid-in capital......................................................      174,155       170,200
  Accumulated other comprehensive income, net.....................................          779           271
  Retained earnings...............................................................       35,196        93,140
                                                                                    ------------  ------------
Total stockholders' equity........................................................      210,151       263,632
                                                                                    ------------  ------------
                                                                                    ------------  ------------
Total liabilities and stockholders' equity........................................   $  245,935    $  300,001
                                                                                    ------------  ------------
                                                                                    ------------  ------------

          See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                     YEARS ENDED DECEMBER 31,
                                                                                ----------------------------------
IN THOUSANDS, EXCEPT PER SHARE AMOUNTS                                             1998        1997        1996
------------------------------------------------------------------------------  ----------  ----------  ----------
Net sales
  Products....................................................................  $   65,569  $  136,677  $  185,058
  Services....................................................................      15,888      10,672       8,450
                                                                                ----------  ----------  ----------
Total net sales...............................................................      81,457     147,349     193,508
Cost of sales
  Cost of products sold.......................................................      46,016      62,995      82,425
  Cost of services............................................................      10,352       6,676       6,190
  Write-down of inventory.....................................................      20,559          --          --
  Provision for estimated losses on purchase commitments......................       5,849          --          --
                                                                                ----------  ----------  ----------
Gross profit (loss)...........................................................      (1,319)     77,678     104,893
Research, development, and engineering........................................      26,654      26,431      27,220
Selling, general, and administrative..........................................      26,170      26,177      30,995
Acquired in-process research and development..................................       5,108       3,619          --
Special charge relating to termination of Japan distributor...................          --       3,450          --
Special charges...............................................................      11,175          --          --
                                                                                ----------  ----------  ----------
Operating income (loss).......................................................     (70,426)     18,001      46,678
Interest expense..............................................................        (445)       (165)       (236)
Interest and other income, net................................................       6,745       7,258       6,265
                                                                                ----------  ----------  ----------
Income (loss) before income taxes (benefit)...................................     (64,126)     25,094      52,707
Income taxes (benefit)........................................................      (6,182)      7,528      17,396
                                                                                ----------  ----------  ----------
Net income (loss).............................................................     (57,944)     17,566      35,311
                                                                                ----------  ----------  ----------
Net income (loss) per share--basic............................................  $    (2.76) $     0.85  $     1.76
Number of shares used in per share computations--basic........................      20,958      20,553      20,079
Net income (loss) per share--diluted..........................................  $    (2.76) $     0.81  $     1.66
Number of shares used in per share computations--diluted......................      20,958      21,681      21,271
                                                                                ----------  ----------  ----------
                                                                                ----------  ----------  ----------

          See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                   YEARS ENDED DECEMBER 31,
                                                                             -------------------------------------
IN THOUSANDS                                                                    1998         1997         1996
---------------------------------------------------------------------------  -----------  -----------  -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)..........................................................  $   (57,944) $    17,566  $    35,311
Adjustments to reconcile net income to net cash provided by operating activities:
    Depreciation...........................................................        7,672        5,600        4,449
    Amortization...........................................................        2,931        1,634        1,611
    Loss on disposal of equipment..........................................        1,179           93           43
    Deferred income taxes..................................................        3,039        4,566         (898)
    Write-off of acquired in-process research and development..............        5,108        3,619           --
    Changes in operating assets and liabilities:
      Accounts receivable..................................................       37,171       (6,102)     (15,928)
      Inventories..........................................................       10,580       (1,813)      (8,137)
      Prepaid expenses and other current assets............................          677       (1,025)         677
      Leases receivable--current portion...................................          396       (2,215)        (193)
      Leases receivable--long term.........................................        9,818      (10,929)        (425)
      Intangible assets....................................................           --         (160)          --
      Other assets.........................................................       (1,744)        (874)      (1,184)
      Accounts payable.....................................................       (6,957)       2,895       (3,525)
      Accrued expenses.....................................................       (3,875)      (6,427)         712
      Advance billings.....................................................           32          226       (3,425)
      Income taxes payable.................................................       (1,404)        (251)       3,738
      Other liabilities....................................................          186         (761)        (186)
                                                                             -----------  -----------  -----------
Net cash provided by operating activities..................................        6,865        5,642       12,640

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures.......................................................       (9,510)      (9,337)      (7,849)
Investments in securities..................................................     (430,079)    (681,316)    (593,545)
Proceeds from sales of investments.........................................      111,106      165,192      266,593
Proceeds from maturing investments.........................................      348,407      515,342      337,442
Purchase of certain assets of Lepton Inc...................................           --       (3,101)          --
Purchase of certain assets and liabilities of Integrated Solutions Inc.,
  net of cash acquired.....................................................      (21,819)          --           --
Segregation of restricted investments......................................         (159)        (175)        (170)
                                                                             -----------  -----------  -----------
Net cash provided by (used in) investing activities........................       (2,054)     (13,395)       2,471

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of promissory note...............................................           --           --         (400)
Proceeds from notes payable................................................        1,787           99        7,500
Repayment of notes payable.................................................           --           (5)      (7,500)
Proceeds from issuance of Common Stock.....................................        3,646        3,786        2,699
                                                                             -----------  -----------  -----------
Net cash provided by financing activities..................................        5,433        3,880        2,299
                                                                             -----------  -----------  -----------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS.......................       10,244       (3,873)      17,410
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD...........................       43,898       47,771       30,361
                                                                             -----------  -----------  -----------
CASH AND CASH EQUIVALENTS AT END OF PERIOD.................................  $    54,142  $    43,898  $    47,771
                                                                             -----------  -----------  -----------
                                                                             -----------  -----------  -----------
Supplemental disclosures of cash flow information:
  Cash paid during the period for:
    Interest...............................................................  $       445  $       185  $       238
    Income taxes...........................................................          840        3,254       14,500
  Other non-cash changes
    Systems transferred from inventory to equipment and other assets.......  $     4,018  $     4,208  $     2,384

          See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                                           STOCKHOLDERS' EQUITY
                                               ----------------------------------------------------------------------------
                                                                                     ACCUMULATED
                                                    COMMON STOCK       ADDITIONAL       OTHER                     TOTAL
                                               ----------------------   PAID-IN     COMPREHENSIVE   RETAINED   STOCKHOLDERS'
IN THOUSANDS                                    SHARES      AMOUNT      CAPITAL        INCOME       EARNINGS      EQUITY
---------------------------------------------  ---------  -----------  ----------  ---------------  ---------  ------------
Balance at December 31, 1995.................     19,802   $      20   $  159,154     $     221     $  40,263   $  199,658
Net issuance of Common Stock under stock
  option plan and employee stock purchase
  plan.......................................        508          --        2,700            --            --        2,700
Income tax benefit from stock option and
  stock purchase plan transactions...........         --          --        2,420            --            --        2,420
Amortization of deferred compensation........         --          --           14            --            --           14
Components of comprehensive income
  Net unrealized loss on available-for-sale
    investments, net of tax..................         --          --           --          (156)           --         (156)
  Net Income.................................         --          --           --            --        35,311       35,311
                                                                                                               ------------
Total comprehensive income...................                                                                       35,155
                                               ---------         ---   ----------         -----     ---------  ------------
Balance at December 31, 1996.................     20,310   $      20   $  164,288     $      65     $  75,574   $  239,947
                                               ---------         ---   ----------         -----     ---------  ------------
                                               ---------         ---   ----------         -----     ---------  ------------
Net issuance of Common Stock under stock
  option plan and employee stock purchase
  plan.......................................        476           1        3,785            --            --        3,786
Income tax benefit from stock option and
  stock purchase plan transactions...........         --          --        2,121            --            --        2,121
Amortization of deferred compensation........         --          --            6            --            --            6
Components of comprehensive income
  Net unrealized gain on available-for-sale
    investments, net of tax..................         --          --           --           206            --          206
  Net Income.................................         --          --           --            --        17,566       17,566
                                                                                                               ------------
Total comprehensive income...................                                                                       17,772
                                               ---------         ---   ----------         -----     ---------  ------------
Balance at December 31, 1997.................     20,786   $      21   $  170,200     $     271     $  93,140   $  263,632
                                               ---------         ---   ----------         -----     ---------  ------------
                                               ---------         ---   ----------         -----     ---------  ------------
Net issuance of Common Stock under stock
  option plan and employee stock purchase
  plan.......................................        320          --        3,646            --            --        3,646
Income tax benefit from stock option and
  stock purchase plan transactions...........         --          --          309            --            --          309
Components of comprehensive income
  Net unrealized gain on available-for-sale
    investments..............................         --          --           --           508            --          508
  Net loss...................................         --          --           --            --       (57,944)     (57,944)
                                                                                                               ------------
Total comprehensive loss.....................                                                                      (57,436)
                                               ---------         ---   ----------         -----     ---------  ------------
Balance at December 31, 1998.................     21,106   $      21   $  174,155     $     779     $  35,196   $  210,151
                                               ---------         ---   ----------         -----     ---------  ------------
                                               ---------         ---   ----------         -----     ---------  ------------

          See accompanying notes to consolidated financial statements

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. COMPANY AND INDUSTRY INFORMATION

    On December 31, 1998 the Company adopted Statement of Financial Accounting Standard No. 131 "Disclosures About Segments of an Enterprise and Related Information" ("SFAS 131"). The new rules establish revised standards for public companies relating to the reporting of financial information about operating segments.

MAJOR CUSTOMERS

    Sales to one customer accounted for 25% and 14% of the Company's net sales in 1998 and 1997, respectively. Additionally, in 1997, a second customer accounted for 10% of the Company's net sales. In 1996, sales to two customers accounted for 17% and 12% of the Company's net sales.

BUSINESS SEGMENTS

    In evaluating its business segments, the Company gave consideration to the Chief Executive Officer's review of financial information and the organizational structure of the Company's management. Based on this review, the Company concluded that, at the present time, resources are allocated and other financial decisions are made based, primarily, on consolidated financial information. Accordingly, the Company has determined that it operates in one business segment, which is the manufacture and distribution of photolithography equipment to manufacturers of integrated circuits, photomasks for the production of integrated circuits, thin film heads and micromachined components.

ENTERPRISE-WIDE DISCLOSURES

    The Company's products are manufactured in the United States and are sold worldwide. The Company markets internationally through domestic and foreign-based sales and service operations and independent sales organizations. The following table presents enterprise-wide sales to external customers and long-lived assets by geographic region:

(IN THOUSANDS)                                                 1998        1997        1996
-----------------------------------------------------------  ---------  ----------  ----------
Net sales:
  United States of America.................................  $  36,192  $   96,753  $   89,156
  Germany..................................................     10,613       5,288      14,796
  Japan....................................................     11,282       7,324      16,084
  Thailand.................................................      3,153       1,906      20,682
  Rest of world............................................     20,217      36,078      52,790
                                                             ---------  ----------  ----------
    Total..................................................  $  81,457  $  147,349  $  193,508
                                                             ---------  ----------  ----------
                                                             ---------  ----------  ----------
Long-lived assets:
  United States of America.................................  $  42,130  $   42,030  $   26,433
  Rest of world............................................      1,949         948       2,274
                                                             ---------  ----------  ----------
    Total..................................................  $  44,079  $   42,978  $   28,707
                                                             ---------  ----------  ----------
                                                             ---------  ----------  ----------

    The Company believes that the severe currency and equity market fluctuations that have been experienced recently by many of the Asian markets has resulted, and may continue to result in delays, deferrals and cancellations of orders of the Company's products, particularly in the short-term, which will have a material adverse effect on the Company's business, financial condition and results of operations. The Company's operations in foreign countries are not currently subject to significant exchange rate fluctuations, principally because sales contracts for the Company's systems are generally denominated in U.S. dollars. However, international sales expose the Company to a number of additional risk factors, including fluctuations in the value of local currencies relative to the U.S. dollar, which, in turn, impact the relative cost of ownership of the Company's products.

2. CONCENTRATIONS OF RISKS

    Sales of the Company's systems depend, in significant part, upon the decision of a prospective customer to increase manufacturing capacity or to restructure current manufacturing facilities, either of which typically involves a significant commitment of capital. For this and other reasons, the Company's systems typically have a lengthy sales cycle during which the Company may expend substantial funds and management effort in securing a sale. Additionally, the markets for the Company's products are subject to rapid technological change, which requires the Company to respond with new products and enhanced versions of existing products. Lengthy sales cycles and rapid technological change subject the Company to a number of significant risks, including inventory obsolescence, significant after-sales support and fluctuations in operating results, which are difficult to estimate and over which the Company has little or no control. Sole-source and single-source suppliers provide critical components and services for the manufacture of the Company's products. The reliance on sole or limited groups of suppliers may subject the Company from time to time to quality, allocation and pricing constraints.

    Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash equivalents, short-term investments, trade receivables and long-term customer financing. These credit risks include the potential inability of an issuer or customer to honor their obligations under the terms of the instrument. The Company places its cash equivalents, short-term investments and restricted investments with high credit-quality financial institutions. The Company invests its excess cash in commercial paper, readily marketable debt instruments and collateralized funds of U.S. and state government entities. The Company has established guidelines relative to credit ratings, diversification and maturities that seek to maintain safety and liquidity. A majority of the Company's trade receivables and lease receivables are derived from sales in various geographic areas, principally the U.S., Europe, Japan, South Korea, Taiwan and Southeast Asia, to large companies within the integrated circuit, thin film head, photomask and micromachining industries. The Company performs ongoing credit evaluations of its customers' financial condition and requires collateral, whenever deemed necessary. The Company maintains an allowance for uncollectible accounts and leases receivable based upon expected collectibility and a reserve for estimated returns and allowances. The formation of significant long-term receivables and the granting of extended customer payment terms exposes the Company to additional risks, including potentially higher customer concentration and higher potential operating expenses relating to customer defaults.

    During 1998, the Company put in place a program to sell certain of its accounts receivable to third-party financial institutions, in order to mitigate its credit risk and to enhance cash flow. Sales of accounts receivable typically preceed final customer acceptance of the system. Among other terms and conditions, the agreements include provisions that require the Company to repurchase receivables if certain conditions are present including, but not limited to, disputes with the customer regarding suitability of the product, and from time-to-time the Company has repurchased certain accounts receivable in accordance with these terms. At December 31, 1998, $8.6 million of sold accounts receivable and approximately $11.0 million of sold leases receivable were outstanding to third-party financial institutions.

    As of December 31, 1998, the Company had approximately $4.8 million of inventories and $7.0 million of net long-lived assets related to product lines that are outside of the Company's core technologies. As such, these assets may be subject to a greater risk of impairment.

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

    The accompanying consolidated financial statements include the accounts of the Company and its subsidiaries, all of which are wholly owned. Intercompany balances and transactions have been eliminated.

    Reclassifications have been made to the prior years' consolidated financial statements to conform to the 1998 presentation.

    The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

CASH EQUIVALENTS

    Cash equivalents consist of highly liquid investments with a maturity date at acquisition of three months or less. The carrying value of cash equivalents approximates fair value.

INVESTMENTS

    Management determines the appropriate classification of its investments at the time of purchase and re-evaluates the classification at each balance sheet date. At December 31, 1998 and 1997, all investments in the Company's portfolio were classified as "available for sale," in accordance with the provisions of the Financial Accounting Standards Board (FASB) Statement No. 115, "Accounting for Certain Investments in Debt and Equity Securities." Available-for-sale securities are stated at fair value, with the unrealized gains and losses, net of tax, reported in a separate component of stockholders' equity.

    The amortized cost of debt securities is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization, as well as interest, dividends, realized gains and losses and declines in value judged to be other than temporary are included in other income, net. The cost of securities sold is based on the specific identification method.

INVENTORIES

    Inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out (FIFO) method. Demonstration units, included in other assets, are stated at cost, less accumulated depreciation, and are depreciated over 36 months.

LONG-LIVED ASSETS

    Equipment and leasehold improvements are stated at cost less accumulated depreciation and amortization. Equipment is depreciated on a straight-line basis over the estimated useful lives (three to seven years). Leasehold improvements are amortized on a straight-line basis over the life of the related assets or the lease term, whichever is shorter.

    Intangible assets are carried at cost less accumulated amortization, which is being provided on a straight-line basis over the economic lives of the respective assets, generally five to seven years. The Company applies the provision of FAS No. 121, "Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to be Disposed of," in evaluating its fixed and intangible assets.

DERIVATIVE INSTRUMENTS AND HEDGING

    Off-balance-sheet transactions, consisting of forward currency contracts, have from time to time been utilized by the Company to hedge obligations denominated in foreign currencies. The Company does not enter into derivative financial instruments for trading purposes. Gains and losses related to qualified accounting hedges of firm commitments are deferred and recognized in interest and other income, net, when the hedged transaction occurs. These gains and losses were immaterial for the years ended December 31, 1998, 1997 and 1996 and there were no hedge transactions outstanding as of December 31, 1998.

    In June 1998, the FASB issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities", which establishes accounting and reporting standards for derivative instruments and requires recognition of all derivatives as assets or liabilities in the statement of financial position and measurement of those instruments at fair value. The statement is effective for fiscal years beginning after June 15, 1999. Because of the Company's minimal use of derivatives, management does not anticipate that the adoption of the new Statement will have a significant effect on earnings or the financial position of the Company.

REVENUE RECOGNITION

    Sales of the Company's products are generally recorded upon shipment, which usually precedes final customer acceptance, provided that final customer acceptance and collection of the related receivable are probable. The Company also sells service contracts for which revenue is deferred and recognized ratably over the contract period.

    From time to time, the Company leases its products to customers, typically as sales-type leases, in accordance with the provisions of FASB Statement No. 13, "Accounting for Leases." These leases generally have a five-year term.

WARRANTY

    The Company generally warrants its products for a period of up to 12 months from the date of customer acceptance for material and labor to repair the product; accordingly, a provision for the estimated cost of the warranty is recorded at the time revenue is recognized.

RESEARCH, DEVELOPMENT, AND ENGINEERING EXPENSES

    The Company is actively engaged in basic technology and applied research programs designed to develop new products and product applications. In addition, substantial ongoing product and process improvement engineering and support programs relating to existing products are conducted within engineering departments and elsewhere. Research, development and engineering costs are charged to operations as incurred.

    The Company has entered into various research and development arrangements with certain third parties to jointly develop new products and technology. Under such programs, the Company generally receives funding from the third parties over an extended period based on achieving certain milestones or based on a cost-sharing arrangement. Such funds are not anticipated to cover all the costs of the programs and are recorded as reductions to research, development and engineering expense based on the percentage of completion of each project. For the years ended December 31, 1998, 1997 and 1996, the Company recognized approximately $401,000, $580,000 and $2,688,000, respectively, in related funding. As of December 31, 1998, there were no amounts remaining to be funded on these contracts.

ACQUIRED IN-PROCESS RESEARCH AND DEVELOPMENT

    On June 11, 1998, the Company completed the acquisition of substantially all of the assets and the assumption of certain liabilities of Integrated Solutions, Inc. (ISI), a privately held manufacturer of i-line and deep ultra-violet reduction lithography systems. As a result of this acquisition, the Company recognized a charge for acquired in-process research and development expense of $5.1 million.

    The Company's management made certain assessments with respect to the determination of all identifiable assets resulting from, or to be used in, research and development activities as of the acquisition date. Each of these activities was evaluated, by both interviews and data analysis, to determine its state of development and related fair value. The Company's review indicated that the IPR&D had not reached a state of technological feasibility and the underlying technology had no alternative future use to the Company in other research and development projects or otherwise. In the case of IPR&D, fair values of the corresponding technologies were determined using an income approach, which included a discounted future earnings methodology. Under this methodology, the value of the in-process technology is comprised of the total present value of the anticipated net cash flows attributable to the in-process project, discounted to net present value, taking into account the uncertainty surrounding the successful development of the purchased IPR&D.

    During the first quarter of 1997, the Company completed the acquisition of the assets of Lepton Inc., a developer of electron beam lithography systems. As a result of this acquisition, the Company recognized a charge in the quarter ended March 31, 1997 for a research and development project of $3.6 million.

SPECIAL CHARGE RELATING TO TERMINATION OF JAPAN DISTRIBUTOR

    In December 1997, the Company terminated its relationship with its Japan distributor, Innotech Corporation. This resulted in a special charge of $3.5 million in the quarter ended December 31, 1997, related primarily to termination fees negotiated between the Company and Innotech.

SPECIAL CHARGES

    Due primarily to the continued downturn in the thin film head and semiconductor industries, the Company realized significantly lower sales and bookings levels during 1998. As a result, the Company significantly reduced its production demand forecast for 1999 and implemented various cost containment measures beginning in the third quarter of 1998. During 1998, the Company recognized special non-cash charges in the amount of $26.4 million for the write-down of excess inventories and provisions for estimated losses on open purchase commitments. These charges are included in cost of sales.

    During 1998, the Company recognized non-cash charges in the amount of $8.6 million related to collection uncertainty of certain accounts and leases receivable and provisions for sales returns and allowances. Additionally, during 1998, the Company recognized cash charges of $2.0 million and non-cash charges of $0.6 million as a result of the reduction in the Company's workforce and the consolidation of certain of its facilities. These charges have been included in operating expenses.

FOREIGN CURRENCY ACCOUNTING

    The U.S. dollar is the functional currency for all foreign operations. Foreign exchange gains and losses, which result from the process of remeasuring foreign currency financial statements into U.S. dollars or from transactions during the period, have been immaterial and are included in interest and other income, net.

STOCK-BASED COMPENSATION

    The Company has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25), and related Interpretations in accounting for its employee stock options and stock purchase plan. Pro forma information regarding net income and net income per share is disclosed as required by the FASB's Statement No. 123, "Accounting for Stock-Based Compensation" (FAS 123), which also requires that the information be determined as if the Company accounted for its stock-based compensation subsequent to December 31, 1994 under the fair value method of that Statement.

BASIC AND DILUTED NET INCOME (LOSS) PER SHARE

    The following sets forth the computation of basic and diluted net income
(loss) per share:

                                                                                      YEARS ENDED DECEMBER 31,
                                                                                  --------------------------------
IN THOUSANDS, EXCEPT PER SHARE AMOUNTS                                               1998       1997       1996
--------------------------------------------------------------------------------  ----------  ---------  ---------
Numerator:
  Net income (loss).............................................................  $  (57,944) $  17,566  $  35,311
Denominator:
  Denominator for basic net income (loss) per share.............................      20,958     20,553     20,079
  Effect of dilutive Employee Stock Options.....................................          --      1,128      1,192
                                                                                  ----------  ---------  ---------
  Denominator for diluted net income (loss) per share...........................      20,958     21,681     21,271
                                                                                  ----------  ---------  ---------
                                                                                  ----------  ---------  ---------
Net income (loss) per share--basic..............................................  $    (2.76) $    0.85  $    1.76
                                                                                  ----------  ---------  ---------
                                                                                  ----------  ---------  ---------
Net income (loss) per share--diluted............................................  $    (2.76) $    0.81  $    1.66
                                                                                  ----------  ---------  ---------
                                                                                  ----------  ---------  ---------

    For the year ended December 31, 1998, options to purchase 3,169,000 shares of Common Stock at an average exercise price of $16.20 were excluded from the computation of diluted net loss per share as the effect would have been anti-dilutive. This compares to the exclusion of 392,000 options at an average exercise price of $30.35 for the year ended December 31, 1997, and 363,000 options at an average exercise price of $31.75 for the year ended December 31, 1996. Options are anti-dilutive when the Company has a net loss or when the exercise price of the stock option is greater than the average market price of the Company's Common Stock.

REPORTING COMPREHENSIVE INCOME

    Statement of Financial Accounting Standards No. 130 (FAS 130) "Reporting Comprehensive Income" is effective beginning with the Company's first fiscal quarter of 1998. FAS 130 requires that, for all periods presented, comprehensive income be reported with the same prominence as other financial statements.

    Comprehensive income includes net income plus other comprehensive income. Other comprehensive income for the Company is comprised of changes in unrealized gains or losses on available-for-sale securities, net of tax. Accumulated other comprehensive income and changes thereto at December 31 consist of:

IN THOUSANDS                                                                                 1998       1997       1996
-----------------------------------------------------------------------------------------  ---------  ---------  ---------
Accumulated other comprehensive income at beginning of year
  Unrealized gain, net of tax............................................................  $     271  $      65  $     221
Change of accumulated other comprehensive income during the year
  Unrealized gain (loss) on available-for-sale securities................................        508        308       (116)
  Tax effect.............................................................................         --       (102)       (40)
                                                                                           ---------  ---------  ---------
Accumulated other comprehensive income at year end.......................................  $     779  $     271  $      65
                                                                                           ---------  ---------  ---------
                                                                                           ---------  ---------  ---------

4. INVESTMENTS

    The Company classified all of its investments as "available for sale" as of December 31, 1998 and 1997, in accordance with the provisions of FASB Statement No. 115, "Accounting for Certain Investments in Debt and Equity Securities." Accordingly, the Company states its investments at estimated fair value. Fair values are estimated based on quoted market prices or pricing models using current market rates. The Company deems all investments, except those restricted, to be available to meet current working capital requirements.

    The following is a summary of the Company's investments:

                                                    DECEMBER 31, 1998                        DECEMBER 31, 1997
                                          --------------------------------------   --------------------------------------
                                                          GROSS                                    GROSS
                                                        UNREALIZED     ESTIMATED                 UNREALIZED     ESTIMATED
SHORT-TERM                                AMORTIZED   --------------     FAIR      AMORTIZED   --------------     FAIR
INVESTMENTS, IN THOUSANDS                   COST      GAINS   LOSSES     VALUE       COST      GAINS   LOSSES     VALUE
----------------------------------------  ---------   -----   ------   ---------   ---------   -----   ------   ---------
U.S. Treasury securities and obligations
  of U.S. government agencies...........  $  18,500   $196     $ 26    $  18,670   $  16,744   $  9     $22     $  16,731
Obligations of states and political
  subdivisions..........................     36,158    481       --       36,639     106,459    311      16       106,754
U.S. corporate debt securities..........     65,045    240       46       65,239      29,943     93       9        30,027
                                          ---------   -----   ------   ---------   ---------   -----   ------   ---------
                                          $ 119,703   $917     $ 72    $ 120,548   $ 153,146   $413     $47     $ 153,512
                                          ---------   -----   ------   ---------   ---------   -----   ------   ---------
                                          ---------   -----   ------   ---------   ---------   -----   ------   ---------


RESTRICTED LONG-TERM
INVESTMENTS, IN THOUSANDS
----------------------------------------
U.S. Treasury securities and obligations
  of U.S. government agencies...........  $   5,471   $ 47     $ 11    $   5,507   $   3,606   $  7     $--     $   3,613
Obligations of states and political
  subdivisions..........................         --     --       --           --          --     --      --            --
U.S. corporate debt securities..........          3     --       --            3       1,712     --      --         1,712
                                          ---------   -----   ------   ---------   ---------   -----   ------   ---------
                                          $   5,474   $ 47     $ 11    $   5,510   $   5,318   $  7     $--     $   5,325
                                          ---------   -----   ------   ---------   ---------   -----   ------   ---------
                                          $ 125,177   $964     $ 83    $ 126,058   $ 158,464   $420     $47     $ 158,837
                                          ---------   -----   ------   ---------   ---------   -----   ------   ---------
                                          ---------   -----   ------   ---------   ---------   -----   ------   ---------

    The following is a reconciliation of the Company's investments to the balance sheet classifications at December 31:

IN THOUSANDS                                                               1998        1997
----------------------------------------------------------------------  ----------  ----------
Cash equivalents......................................................  $   28,583  $   33,061
Short-term investments................................................      91,965     120,451
Restricted investments................................................       5,510       5,325
                                                                        ----------  ----------
Investments, at estimated fair value..................................  $  126,058  $  158,837
                                                                        ----------  ----------
                                                                        ----------  ----------

    Gross realized gains and losses were not material for the years ended December 31, 1998, 1997 and 1996.

    The amortized cost and estimated fair value of the Company's investments at December 31, 1998, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because the issuers of the securities may have the right to prepay obligations without prepayment penalties.

                                                                        AMORTIZED
IN THOUSANDS                                                               COST     FAIR VALUE
----------------------------------------------------------------------  ----------  ----------
Due in one year or less...............................................  $   48,042  $   48,140
Due after one year through five years.................................      77,135      77,918
                                                                        ----------  ----------
                                                                        $  125,177  $  126,058
                                                                        ----------  ----------
                                                                        ----------  ----------

5. BALANCE SHEET DETAILS

                                                                             DECEMBER 31,
                                                                        ----------------------
IN THOUSANDS                                                               1998        1997
----------------------------------------------------------------------  ----------  ----------
Inventories:
  Raw materials.......................................................  $   21,668  $   20,297
  Work-in-process.....................................................       6,808       9,739
  Finished products...................................................       8,274       7,301
                                                                        ----------  ----------
    Total.............................................................  $   36,750  $   37,337
                                                                        ----------  ----------
                                                                        ----------  ----------
Equipment and leasehold improvements:
  Machinery and equipment.............................................  $   23,750  $   18,739
  Leasehold improvements..............................................       4,960       2,877
  Office furniture and equipment......................................      16,543      15,457
                                                                        ----------  ----------
                                                                        $   45,253  $   37,073
Accumulated depreciation and amortization.............................     (21,934)    (14,788)
                                                                        ----------  ----------
    Total.............................................................  $   23,319  $   22,285
                                                                        ----------  ----------
                                                                        ----------  ----------
Accrued expenses:
  Salaries and benefits...............................................  $    3,865  $    5,018
  Warranty reserves...................................................       4,207       5,871
  Settlement/Japan distributor........................................          --       3,051
  Reserve for losses on purchase order commitments....................       5,849          --
  Provision for sales return and allowances...........................       2,000         684
  Other...............................................................       5,772       2,878
                                                                        ----------  ----------
    Total.............................................................  $   21,693  $   17,502
                                                                        ----------  ----------
                                                                        ----------  ----------

6. STOCK BASED COMPENSATION

1993 STOCK OPTION PLAN

    Under the Company's 1993 Stock Option Plan, as amended, qualified employees, nonemployee Board members and consultants may receive options to purchase shares of Common Stock at 85% to 100% of fair value at certain specified dates. These options generally vest in equal monthly installments over a period of approximately four years, with a minimum vesting period of twelve months from grant date, and generally expire ten years from date of grant. The plan will terminate on the earlier of January 6, 2003, or the date on which all shares available for issuance under the Plan have been issued. The plan includes a provision to automatically increase the shares reserved for issuance by an amount equal to 1.4% of the total number of shares of Common Stock outstanding on the last trading day of the immediately preceding fiscal year, through the year 2000. Under the plan, approximately 733,000 and 883,000 options were available for issuance at December 31, 1998 and 1997, respectively.

    A summary of the Company's stock option activity, and related information follows:

                                                1998                           1997                           1996
                                    -----------------------------  -----------------------------  -----------------------------
                                                WEIGHTED-AVERAGE               WEIGHTED-AVERAGE               WEIGHTED-AVERAGE
                                     OPTIONS     EXERCISE PRICE     OPTIONS     EXERCISE PRICE     OPTIONS     EXERCISE PRICE
                                    ----------  -----------------  ----------  -----------------  ----------  -----------------
Outstanding at January 1..........   2,560,252      $   14.94       2,350,208      $   12.34       2,295,735      $    9.95
Granted...........................   1,132,250      $   19.04       1,017,300      $   20.37         787,349      $   17.92
Exercised.........................    (232,642)     $    9.01        (379,730)     $    6.09        (421,329)     $    3.45
Forfeited.........................    (290,895)     $   21.84        (427,526)     $   21.49        (311,547)     $   20.86
                                    ----------         ------      ----------         ------      ----------         ------
Outstanding at December 31........   3,168,965      $   16.20       2,560,252      $   14.94       2,350,208      $   12.34

    At December 31, 1998, options outstanding were as follows:

                                                 OPTIONS OUTSTANDING
                                   ------------------------------------------------
                                               WEIGHTED-AVERAGE                           OPTIONS EXERCISABLE
                                                   REMAINING                         -----------------------------
RANGE OF                                       CONTRACTUAL LIFE   WEIGHTED-AVERAGE               WEIGHTED-AVERAGE
EXERCISE PRICES                     OPTIONS         (YEARS)        EXERCISE PRICE     OPTIONS     EXERCISE PRICE
---------------------------------  ----------  -----------------  -----------------  ----------  -----------------
$ 0.050 - $14.499................     666,095           4.40          $    2.20         662,398      $    2.15
$14.500 - $19.999................   1,892,496           8.71              17.71         516,132      $   17.49
$20.000 - $33.625................     610,374           8.20              26.80         262,690      $   29.72
                                   ----------         ------             ------      ----------         ------
$ 0.050 - $33.625................   3,168,965           7.70          $   16.20       1,441,220      $   12.67

EMPLOYEE STOCK PURCHASE PLAN

    In August 1995, the Company established an Employee Stock Purchase Plan. The plan permits virtually all employees to purchase Common Stock through payroll deductions at 85% of the lower of the fair market value of the Common Stock on the first or last day of the offering period. The offering periods are twelve months. Under the Plan, approximately 181,000 shares and 268,000 shares of Common Stock were reserved and available for issuance at December 31, 1998 and 1997, respectively.

ACCOUNTING FOR STOCK-BASED COMPENSATION

    The Company has elected to follow APB 25 and related Interpretations in accounting for employee stock-based compensation because, as discussed below, the alternative fair value accounting provided for under FAS 123 requires use of option valuation models that were not developed for use in valuing employee stock options. Under APB 25, because the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

    Pro forma information regarding net income and net income per share is required by FAS 123, which also requires that the information be determined as if the Company had accounted for its employee stock options (including purchase rights issued under the Employee Stock Purchase Plan) granted subsequent to December 31, 1994 under the fair value method of that Statement. The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options. The fair value for these options was estimated at the date of grant using a Black-Scholes option-pricing model with the following weighted-average assumptions:

                                                    1998    1997    1996
                                                    -----   -----   -----
Expected life (in years): stock options...........  3.5     3.5     3.5
Expected life (in years): Employee Stock Purchase
  Plan............................................  1.0     1.0     1.0
Risk-free interest rate...........................  4.6 %   5.6 %   6.1 %
Volatility factor.................................  0.56    0.62    0.50
Dividend yield....................................  0   %   0   %   0   %

    The weighted-average expected life of stock options is computed assuming a multiple-point approach with annual vesting periods. The weighted-average fair value per share of stock options granted during 1998, 1997 and 1996 were $8.36, $9.74, and $7.32 respectively.

    The weighted average fair value of purchase rights granted under the Company's Employee Stock Purchase Plan during 1998, 1997 and 1996 were $7.64, $7.73, and $6.51, respectively.

    For purposes of pro forma disclosures, the estimated fair value of options granted is amortized to expense over the stock options' four-year vesting period and the Employee Stock Purchase Plan's one year purchase period. Stock option grants are divided into annual vesting periods, resulting in the recognition of approximately 50% of the total compensation expense of the grant in the first year. Additionally, the potential tax benefit associated with the issuance of incentive stock options is not reflected until realized upon the disqualifying disposition of the shares. The Company's pro forma information follows:

IN THOUSANDS, EXCEPT PER SHARE AMOUNTS                                               1998       1997       1996
--------------------------------------------------------------------------------  ----------  ---------  ---------
Net income (loss) as reported...................................................  $  (57,944) $  17,566  $  35,311
Pro forma net income (loss) under FAS 123.......................................  $  (62,174) $  14,453  $  31,985
Net income (loss) per share--basic, as reported.................................      $(2.76)     $0.85      $1.76
Pro forma net income (loss) per share--basic, under FAS 123.....................      $(3.03)     $0.71      $1.61
Net income (loss) per share--diluted, as reported...............................      $(2.76)     $0.81      $1.66
Pro forma net income (loss) per share--diluted, under FAS 123...................      $(3.03)     $0.67      $1.52

    Because FAS 123 is applicable only to options granted subsequent to December 31, 1994, its pro forma effect was not fully reflected until 1998.

7. STOCKHOLDERS' EQUITY--SHAREHOLDER RIGHTS PLAN

    In January 1997, the Board approved the adoption of a Shareholder Rights Plan ("Rights Plan"). Among other things, the Rights Plan provides that each Right will be distributed as a dividend at the rate of one Preferred Share Purchase Right on each outstanding share of the Company's Common Stock held by stockholders of record as of the close of business on February 24, 1997. The rights expire on February 9, 2007.

    The Rights will be exercisable only if a person or group acquires 15% or more of the Company's Common Stock or announces a tender offer the consummation of which would result in ownership by a person or group of 15% or more of the Company's Common Stock. Each Right will entitle stockholders to buy one one-hundredth of a share of a new series of Junior Participating Preferred Stock at an exercise price of $145.00 upon certain events.

    The Rights are redeemable, in whole but not in part, at the option of the Board of Directors at $.01 per Right, at any time within 10 days of the date they become exercisable and in certain other circumstances and will not become exercisable in certain instances where a transaction is approved by the Company's Board of Directors. The Rights will not prevent a takeover of the Company, but should encourage anyone seeking to acquire the Company to negotiate with the Company's Board of Directors.

    Shares reserved for issuance under the Plan were 350,000 at December 31, 1998.

8. EMPLOYEE BENEFIT PLANS

EMPLOYEE BONUS PLANS

    The Company currently sponsors a profit sharing plan and an executive incentive bonus plan that distribute employee awards based on the achievement of predetermined operating income targets. The Company has recognized expense of $0, $0, and $2,126,000 under these various employee bonus plans for 1998, 1997 and 1996, respectively.

EMPLOYEE SAVINGS AND RETIREMENT PLAN

    The Company currently sponsors a 401(k) employee salary deferral plan that allows voluntary contributions by all full-time employees of from 1% to 20% of their pretax earnings. Company contributions will be made only if certain predetermined operating income targets are achieved. The Company has recognized expense of $0, $0, and $797,000 relating to this benefit plan for 1998, 1997 and 1996, respectively.

9. INCOME TAXES

    The domestic and foreign components of income (loss) before income taxes are as follows:

                                                                                      YEARS ENDED DECEMBER 31,
                                                                                  --------------------------------
IN THOUSANDS                                                                         1998       1997       1996
--------------------------------------------------------------------------------  ----------  ---------  ---------
Domestic........................................................................  $  (65,582) $  23,326  $  48,058
Foreign.........................................................................       1,456      1,768      4,649
                                                                                  ----------  ---------  ---------
Income (loss) before income taxes...............................................  $  (64,126) $  25,094  $  52,707
                                                                                  ----------  ---------  ---------
                                                                                  ----------  ---------  ---------

    Income taxes included the following:

                                                                                       YEARS ENDED DECEMBER 31,
                                                                                   --------------------------------
IN THOUSANDS                                                                          1998       1997       1996
---------------------------------------------------------------------------------  ----------  ---------  ---------
Federal:
  Current........................................................................  $   (9,847) $   2,142  $  14,513
  Deferred.......................................................................       2,634      3,925       (847)
                                                                                   ----------  ---------  ---------
                                                                                       (7,213)     6,067     13,666
State:
  Current........................................................................          --        365      2,301
  Deferred.......................................................................         263        644        (31)
                                                                                   ----------  ---------  ---------
                                                                                          263      1,009      2,270
Foreign:
  Current........................................................................         768        455      1,480
  Deferred.......................................................................          --         (3)       (20)
                                                                                   ----------  ---------  ---------
                                                                                          768        452      1,460
                                                                                   ----------  ---------  ---------
Total income tax provision (benefit).............................................  $   (6,182) $   7,528  $  17,396
                                                                                   ----------  ---------  ---------
                                                                                   ----------  ---------  ---------

    The tax benefit associated with stock options and employee stock purchase plan transactions increased tax refunds receivable by $309,000 for 1998, and reduced taxes currently payable by $2,121,000 and $2,420,000 for 1997 and 1996, respectively. Such benefits are credited to stockholders' equity when realized.

    The difference between the provision (benefit) for income taxes and the amount computed by applying the U.S. federal statutory rate (35 percent) to income before income taxes is explained below:

                                                                                       YEARS ENDED DECEMBER 31,
                                                                                   --------------------------------
IN THOUSANDS                                                                          1998       1997       1996
---------------------------------------------------------------------------------  ----------  ---------  ---------
Tax computed at statutory rate...................................................  $  (22,444) $   8,783  $  18,447
State income taxes, net of federal benefit.......................................         171        656      1,476
Foreign sales corporation........................................................          --        (90)    (1,179)
Tax exempt income................................................................      (1,142)    (1,747)    (1,640)
Credits for research and development.............................................      (1,304)      (612)      (693)
Losses not benefited.............................................................      19,775         --         --
Other, net.......................................................................      (1,238)       538        985
                                                                                   ----------  ---------  ---------
Income tax provision (benefit)...................................................  $   (6,182) $   7,528  $  17,396
                                                                                   ----------  ---------  ---------
                                                                                   ----------  ---------  ---------

    Significant components of deferred income tax assets and liabilities are as follows:

IN THOUSANDS                                                                                    1998       1997
-------------------------------------------------------------------------------------------  ----------  ---------
Deferred tax assets:
  Inventory valuation......................................................................      11,105      3,869
  Bad debt reserve.........................................................................       2,503        652
  Fixed assets.............................................................................       2,404         --
  Tax credit carryforwards.................................................................       1,696        519
  Warranty reserves........................................................................         542      2,141
  Accrued vacation.........................................................................         136        590
  Other....................................................................................       5,419      1,290
                                                                                             ----------  ---------
Total deferred tax assets..................................................................  $   23,805  $   9,061
Valuation allowance........................................................................     (19,563)        --
                                                                                             ----------  ---------
Net deferred tax assets....................................................................  $    4,242  $   9,061
                                                                                             ----------  ---------
                                                                                             ----------  ---------
Deferred tax liabilities:
  Lease revenue............................................................................      (1,489)    (1,489)
  Deferred income..........................................................................      (1,185)    (3,919)
  Other....................................................................................      (1,568)      (614)
                                                                                             ----------  ---------
Total deferred tax liabilities.............................................................      (4,242)    (6,022)
                                                                                             ----------  ---------
                                                                                             ----------  ---------
Net deferred tax assets....................................................................  $        0  $   3,039
                                                                                             ----------  ---------
                                                                                             ----------  ---------

    FASB Statement No. 109 provides for the recognition of deferred tax assets if realization of such assets is more likely than not. Based upon the weight of available evidence, which includes the Company's historical operating performance and the reported cumulative net losses in all prior years, the Company has provided a full valuation allowance against its net deferred tax assets.

    The net valuation allowance increased by $19,563,000 during the year ended December 31, 1998.

    As of December 31, 1998, the Company had federal research and development tax credit carryforwards of approximately $1,304,000. The tax credit carryforwards will expire at various dates beginning in 2001 through 2018, if not utilized.

    Utilization of tax credit carryforwards may be subject to a substantial annual limitation due to the ownership change limitation provided by the Internal Revenue Code and similar state provisions. The annual limitation may result in the expiration of the tax credit carryforwards before utilization.

10. COMMITMENTS AND CONTINGENCIES

    The Company leases its facilities, undeveloped land and certain equipment under operating leases expiring through December, 2015. Under certain of its leasing arrangements, the Company is subject to escalation charges and also retains certain renewal and purchase options. Additionally, the table below is presented net of subleases the Company has executed in the amount of $777,000, expiring through December, 2000. As of December 31, 1998, the minimum annual rental commitments are as follows:

1999...........................................................  $4,581,000
2000...........................................................   3,614,000
2001...........................................................   2,403,000
2002...........................................................   1,729,000
2003...........................................................   1,164,000
Thereafter.....................................................   1,906,000
                                                                 ----------
                                                                 $15,397,000
                                                                 ----------
                                                                 ----------

    Rent expense was approximately $4,783,000, $3,401,000 and $2,841,000 for the years ended December 31, 1998, 1997 and 1996, respectively.

    The Company presently leases 6.4 acres of land located in San Jose, California. This lease expires in November 1999. As part of this transaction, the Company has segregated $5.5 million of its securities as collateral for the debt obligations of the lessor pertaining to this land. These securities are restricted as to withdrawal, and are managed, subject to certain limitations, by the Company under its investment policy.

    The Company is not a party to any material litigation. From time to time, however, the Company may be subject to claims and lawsuits arising in the normal course of business.

11. ACQUISITION

    On June 11, 1998, the Company completed the acquisition of substantially all of the assets and the assumption of certain liabilities of Integrated Solutions, Inc. (ISI), a privately held manufacturer of i-line and deep ultra-violet reduction lithography systems. The Company accounted for this acquisition based on the purchase method of accounting and allocated the purchase price based on fair values of assets acquired as of the acquisition date. As a result of this acquisition, the Company recognized a charge for acquired in-process research and development expense of $5.1 million. The final purchase price consisted of net cash consideration of approximately $19.2 million, $2.6 million for transaction costs and $8.9 million for assumed liabilities. Based on the final purchase price allocation, the excess cost over fair value of net assets was $9.1 million, to be amortized on a straight-line basis over a period of three to seven years. As of December 31, 1998, the accumulated amortization related to the excess cost over fair value of this acquisition was $914,000. The results of the acquired operations are included from the date of acquisition.

    The Company's management made certain assessments with respect to the determination of all identifiable assets resulting from, or to be used in, research and development activities as of the acquisition date. Each of these activities was evaluated, by both interviews and data analysis, to determine its state of development and related fair value. The Company's review indicated that the IPR&D had not reached a state of technological feasibility and the underlying technology had no alternative future use to the Company in other research and development projects or otherwise. In the case of IPR&D, fair values of the corresponding technologies were determined using an income approach, which included a discounted future earnings methodology. Under this methodology, the value of the in-process technology is comprised of the total present value of the anticipated net cash flows attributable to the in-process project, discounted to net present value, taking into account the uncertainty surrounding the successful development of the purchased IPR&D.

    The following unaudited pro forma net sales, net income (loss) and net income (loss) per share combine the historical net sales, net income (loss) and net income (loss) per share of the Company and ISI for the year ended December 31, 1998 and December 31, 1997, as if the acquisition had occurred at the beginning of the earliest period presented. These balances do not reflect the charge for acquired in-process research and development of $5.1 million, or $0.24 per share, due to its non-recurring nature.

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)                                   1998        1997
----------------------------------------------------------------------  ----------  ----------
Net sales.............................................................  $   93,668  $  194,730
Net income (loss).....................................................     (55,993)     13,734

Net income (loss) per share--basic....................................       (2.67)       0.67
Net income (loss) per share--diluted..................................       (2.67)       0.63

Number of shares used--basic..........................................      20,958      20,553
Number of shares used--diluted........................................      20,958      21,681

REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

To The Board of Directors and Stockholders of Ultratech Stepper, Inc.

    We have audited the accompanying consolidated balance sheets of Ultratech Stepper, Inc. as of December 31, 1998 and 1997, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1998. Our audits also included the financial statement schedule listed in the index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

    We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

    In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Ultratech Stepper, Inc. at December 31, 1998 and 1997, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

                                          /s/ ERNST & YOUNG LLP

San Jose, California

January 29, 1999

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    Not applicable.

                                    PART III

    Certain information required by Part III is omitted from this Report in that the Registrant will file a definitive proxy statement within 120 days after the end of its fiscal year pursuant to Regulation 14A for its 1999 Annual Meeting of Stockholders to be held June 3, 1999 and the information included therein is incorporated herein by reference as set forth below.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    The information concerning the Company's directors required by this Item is incorporated by reference from the Item captioned "Election of Directors" in the Company's Proxy Statement for the 1999 Annual Meeting of Stockholders (the "Proxy Statement"). The information required by this Item relating to the Company's executive officers is included under the caption "Executive Officers of the Registrant" in Part I, Item 4 of this Annual Report on Form 10-K.

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

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

    (a) The following documents are filed as part of this Report on Form 10-K

       (1) Financial Statements

           The financial statements (including the notes thereto) listed in the Index to Consolidated Financial Statement Schedule (set forth in Item 8 of part II of this Form 10-K) are filed within this Annual Report on Form 10-K.

       (2) Financial Statement Schedules

           The following consolidated financial statement schedule is included herein:

                                                                   PAGE NUMBER
                                                                   ------------
Schedule II Valuation and Qualifying Accounts....................      S-1

           Schedules other than those listed above have been omitted since they are either not required, are not applicable, or the required information is shown in the financial statements or related notes.

       (3) Exhibits

           The following exhibits are referenced or included in this report:

     EXHIBIT      DESCRIPTION
----------------- ------------------------------------------------------------
 2.1(1)           Asset Purchase Agreement, dated March 8, 1993, among
                  Registrant, General Signal Corporation and General Signal
                  Technology Corporation.
 3.1(1)           Amended and Restated Certificate of Incorporation of the
                  Registrant, filed October 6, 1993.
 3.1.1(11)        Amended and Restated Certificate of Incorporation of the
                  Registrant, filed
                  June 17, 1998.
 3.2(6)           Bylaws of Registrant, as amended.
 3.3(6)           Certified Certificate of Amendment of the Amended and
                  Restated Certificate of Incorporation of the Company dated
                  May 17, 1995.
 4.5(1)           Specimen Common Stock Certificate of Registrant.
 4.6(7)           Shareholder Rights Agreement between Registrant and the
                  First National Bank of Boston dated February 11, 1997.
 4.6.1(9)         Shareholder Rights Agreement between Registrant and the
                  First National Bank of Boston, filed on February 11, 1997, as amended on March 18, 1998.
 4.6.2(11)        Second Amendment to Shareholder Rights Agreement dated
                  February 11, 1997 between Registrant and BankBoston, N.A.
                  (formerly known as the First National Bank of Boston) as of
                  October 12, 1998, and Certification of Compliance with
                  Section 27 thereof.
10.1(1)(2)        Distributor Agreement dated June 22, 1993 between the
                  Company and Innotech Corporation.
10.2(1)(5)        1993 Stock Option/Stock Issuance Plan and form of
                  Nonstatutory Stock Option Agreement with respect to the
                  automatic option grant program, as amended.
10.3(8)           1993 Stock Option/Stock Issuance Plan (Amended and Restated
                  on August 8, 1997).
10.4(1)           Form of Indemnification Agreement entered into between the
                  Registrant and each of its officers and directors.
10.5(1)           Standard Industrial Lease--Single Tenant, Full Net between
                  The Equitable Life Assurance Society of the United States,
                  as Landlord, and Registrant, as Tenant, dated August 27,
                  1993.
10.6(3)           Executive Incentive Plan.
10.7(3)           Profit Sharing Plan.
10.8(4)           Standard Industrial Lease Mutual Tenant, Full Net between
                  Orchard Investment Company Number 701, As Landlord, and
                  Registrant, As Tenant dated May 17, 1994 and as amended,
                  October 18, 1994.
10.8.1(9)         Second Amendment to Lease and Agreement to Release between the Receiver of the Estate of Orchard Investment Company
                  Number 701, As Original Landlord, Orchard Properties, and
                  Registrant, As Tenant dated May 25, 1995.
10.8.2(9)         Third Amendment to Lease between Orchard Investment Company
                  Number 701, As Landlord, and Registrant, As Tenant dated
                  November 16, 1995.
10.8.3(9)         Fourth Amendment to Lease between San Jose Acquisition Co.,
                  L.L.C. (successor of Orchard Investment Company Number 701),
                  As Landlord, and Registrant, As Tenant dated February 6,
                  1996.
10.8.4(9)         Fifth Amendment to Lease between Silicon Valley Properties,
                  L.L.C. (successor of San Jose Acquisition Co., L.L.C., and
                  Orchard Investment Company Number 701), As Landlord and
                  Registrant, As Tenant dated December 1, 1997.
10.11(5)          1995 Employee Stock Purchase Plan.

     EXHIBIT      DESCRIPTION
----------------- ------------------------------------------------------------
11.1(10)          Asset Purchase Agreement, dated May 19, 1998, by and among the Registrant, Ultratech Stepper East, Inc. (formerly known as Ultratech Acquisition Sub, Inc., formerly known as
                  Ultratech Capital, Inc., formerly known as Ultratech Stepper
                  Capital, Inc.), Integrated Solutions, Inc., and Integrated
                  Acquisition Corp.
11.1.1(12)        Amendment to the Asset Purchase Agreement, dated May 19,
                  1998, by and among the Registrant, Ultratech Stepper East,
                  Inc. (formerly known as Ultratech Acquisition Sub, Inc.,
                  formerly known as Ultratech Capital, Inc., formerly known as
                  Ultratech Stepper Capital, Inc.), Integrated Solutions,
                  Inc., and Integrated Acquisition Corp.
11.2              Sublease between Lam Research Corporation, as Sublessor, and
                  Registrant, as Sublessee dated September 16, 1998.
21                Subsidiaries of Registrant.
23                Consent of Ernst & Young LLP, Independent Auditors.
24                Power of Attorney
27                Financial Data Schedule
27.1(9)           Financial Data Schedule for fiscal year ended 1997.
27.2(9)           Financial Data Schedule for fiscal quarters ended March 31,
                  June 30, and September 31, 1997, respectively.
27.3(9)           Financial Data Schedule for fiscal quarters ended March 31,
                  June 30, and September 31, 1996, respectively, and fiscal
                  years ended December 31, 1996 and 1995, respectively.

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

 (5) Previously filed with the Company's 1995 Annual Report on Form 10-K (Commission File No. 0-22248).

 (6) Previously filed with the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1996 (Commission File No. 0-22248).

 (7) Previously filed with the Company's Current Report on Form 8-K, dated February 26, 1997.

 (8) Previously filed with the Company's Current Report on Form S-8, dated August 8, 1997.

 (9) Previously filed with the Company's 1997 Annual Report on Form 10-K (Commission File No. 0-22248).

 (10) Previously filed with the Company's Current Report on Form 8-K, dated June 11, 1998.

 (11) Previously filed with the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998 (Commission File No. 0-22248).

 (12) Previously filed with the Company's Current Report on Form 8-K/A, dated August 25, 1998.

     (b) Reports on Form 8-K. No reports on Form 8-K were filed during the fourth quarter of 1998.

     (c) Exhibits. See list of exhibits under (a)(3) above. 3

     (d) Financial Statement Schedules. See list of schedules under (a)(2) above.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunder duly authorized.

Date:  March 30, 1999             ULTRATECH STEPPER, INC.

                                              /s/ ARTHUR W. ZAFIROPOULO
                                       ----------------------------------------
                                                Arthur W. Zafiropoulo
                                                CHAIRMAN OF THE BOARD,
                                        CHIEF EXECUTIVE OFFICER AND PRESIDENT
                                  By:

    Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

          SIGNATURE                       TITLE                    DATE
------------------------------  --------------------------  -------------------

                                Chairman of the Board of
  /s/ ARTHUR W. ZAFIROPOULO       Directors, Chief
------------------------------    Executive Officer           March 30, 1999
    Arthur W. Zafiropoulo         (Principal Executive
                                  Officer) and President

                                Senior Vice President,
                                  Finance, Chief Financial
  /s/ WILLIAM G. LEUNIS, III      Officer, Secretary and
------------------------------    Treasurer (Principal        March 30, 1999
    William G. Leunis, III        Financial and Accounting
                                  Officer)

     /s/ KENNETH A. LEVY
------------------------------  Director                      March 30, 1999
       Kenneth A. Levy

     /s/ GREGORY HARRISON
------------------------------  Director                      March 30, 1999
       Gregory Harrison

     /s/ LARRY R. CARTER
------------------------------  Director                      March 30, 1999
       Larry R. Carter

     /s/ THOMAS D. GEORGE
------------------------------  Director                      March 30, 1999
       Thomas D. George

      /s/ JOEL GEMUNDER
------------------------------  Director                      March 30, 1999
        Joel Gemunder

                                                                     SCHEDULE II

                            ULTRATECH STEPPER, INC.
                       VALUATION AND QUALIFYING ACCOUNTS
                                 (IN THOUSANDS)

                                                  BALANCE AT    CHARGED TO    CHARGED TO                   BALANCE AT
                                                 BEGINNING OF    COSTS AND       OTHER                       END OF
DESCRIPTION                                         PERIOD       EXPENSES      ACCOUNTS     DEDUCTIONS(1)    PERIOD
-----------------------------------------------  -------------  -----------  -------------  -------------  -----------
Allowance for doubtful accounts
  Year ended December 31, 1996
    Trade accounts receivable..................    $     613     $   1,225     $      --      $    (687)    $   1,151
                                                      ------    -----------        -----    -------------  -----------
  Year ended December 31, 1997
    Trade accounts receivable..................    $   1,151     $   2,205     $      --      $  (1,098)    $   2,258
                                                      ------    -----------        -----    -------------  -----------
  Year ended December 31, 1998
    Trade accounts receivable..................    $   2,258     $   1,907     $     153      $  (2,122)    $   2,196
    Leases receivable..........................           --         6,444            --             --         6,444
                                                      ------    -----------        -----    -------------  -----------
                                                   $   2,258     $   8,351     $     153      $  (2,122)    $   8,640
                                                      ------    -----------        -----    -------------  -----------
                                                      ------    -----------        -----    -------------  -----------

------------------------

(1) Deductions represent write-offs against reserve account balances.