Form 10-Q
period 1999-03-31
ULTRATECH STEPPER INC
filed 1999-05-14
CIK 909791

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q
                  QUARTERLY REPORT UNDER SECTION 13 OR 15(D)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)
       [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED                   MARCH 31, 1999
                                                                  --------------



       [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

             For the transition period from                  to
                                                 ----------        ------------

                      Commission File Number                 0-22248
                                                    --------------------------

                            ULTRATECH STEPPER, INC.
--------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

              DELAWARE                                   94-3169580
---------------------------------------  ---------------------------------------
      (State or other jurisdiction       (I.R.S. employer identification number)
    of incorporation or organization)

 3050 Zanker Road, San Jose, California                               95134
----------------------------------------                            ---------
(Address of principal executive offices)                           (Zip Code)

Registrant's telephone number, including area code                (408) 321-8835
                                                                  --------------


--------------------------------------------------------------------------------
      (Former name, former address and former fiscal year, if changed since last report.)


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                    Yes                  X                         No
                                       ------                    -----

Indicate the number of shares of the issuer's class of common stock, as of the latest practical date:


         Class                                    Outstanding as of May 10, 1999
-----------------------------                     ------------------------------
common stock, $.001 par value                               21,262,104

                                                 ULTRATECH STEPPER, INC.

                                                          INDEX

                                                                                            PAGE NO.
                                                                                            --------
PART 1.        FINANCIAL INFORMATION

ITEM 1.          CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                 Condensed Consolidated Balance Sheets as of March 31, 1999
                 and December 31, 1998........................................................        3
                 Condensed Consolidated Statements of Operations for the three months
                 ended March 31, 1999 and 1998.................................................       4

                 Condensed Consolidated Statements of Cash Flows for the three
                 months ended March 31, 1999 and 1998...........................................      5

                 Notes to Condensed Consolidated Financial Statements ..........................      6

ITEM 2.          MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS...................................     9

ITEM 3.          QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK......................    25


PART 2.          OTHER INFORMATION

ITEM 1.          LEGAL PROCEEDINGS..............................................................     26

ITEM 2.          CHANGES IN SECURITIES AND USE OF PROCEEDS......................................     26

ITEM 3.          DEFAULTS UPON SENIOR SECURITIES................................................     26

ITEM 4.          SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS............................     26

ITEM 5.          OTHER INFORMATION..............................................................     26

ITEM 6.          EXHIBITS AND REPORTS ON FORM 8-K...............................................     26





SIGNATURES......................................................................................     27

PART 1.  FINANCIAL  INFORMATION

Item 1.  Condensed Consolidated Financial Statements

                                    ULTRATECH STEPPER, INC.
                             CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)                                             Mar. 31,         Dec. 31,
                                                            1999             1998*
------------------------------------------------------------------------------------
ASSETS                                                            (Unaudited)

Current assets:
      Cash, cash equivalents and
        short-term investments                             $ 144,795       $ 146,107
      Accounts receivable, net                                 9,856          11,899
      Inventories                                             30,750          36,750
      Current portion of leases receivable                     1,885           2,012
      Prepaid expenses and other
        current assets                                         5,269           5,088
------------------------------------------------------------------------------------
Total current assets                                         192,555         201,856

Equipment and leasehold
      improvements, net                                       22,275          23,319

Restricted long-term investments                               5,554           5,510

Leases receivable, net                                         1,548           1,536

Intangbile assets, net                                         8,086           8,438

Other assets                                                   5,712           5,276
------------------------------------------------------------------------------------

Total  assets                                              $ 235,730       $ 245,935
------------------------------------------------------------------------------------
------------------------------------------------------------------------------------

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
      Notes payable                                        $   1,657       $   1,881
      Accounts payable                                         7,820           8,541
      Other current liabilities                               19,258          25,017
------------------------------------------------------------------------------------
Total current liabilities                                     28,735          35,439


Other liabilities                                                331             345

Stockholders' equity
      Common Stock                                                21              21
      Additional paid-in capital                             174,214         174,155
      Accumulated other comprehensive income (loss), net        (237)            779
      Retained earnings                                       32,666          35,196
------------------------------------------------------------------------------------
Total stockholders' equity                                   206,664         210,151
------------------------------------------------------------------------------------
Total liabilities and stockholders' equity                 $ 235,730       $ 245,935
------------------------------------------------------------------------------------
------------------------------------------------------------------------------------

* The Balance Sheet as of December 31, 1998 has been derived from the audited financial statements as that date.

    SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                     ULTRATECH STEPPER, INC.
                         CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                           (UNAUDITED)

---------------------------------------------------------------------------------
                                                             Three Months Ended
                                                          -----------------------
                                                          Mar. 31,       Mar. 31,
(In thousands, except per share amounts)                    1999          1998
---------------------------------------------------------------------------------
Net sales:
    Products                                              $ 21,640       $ 24,774
    Services                                                 4,139          3,008
---------------------------------------------------------------------------------
Total net sales                                           $ 25,779         27,782

Cost of sales:
    Cost of products sold                                   13,949         14,099
    Cost of services                                         3,109          1,819
---------------------------------------------------------------------------------
Total cost of sales                                         17,058         15,918
---------------------------------------------------------------------------------
Gross profit                                                 8,721         11,864

OPERATING EXPENSES:
    Research, development, and
       engineering                                           6,537          7,173
    Amortization of goodwill                                   307             38
    Selling, general, and
       administrative                                        6,254          6,438
---------------------------------------------------------------------------------
Operating loss                                              (4,377)        (1,785)

Interest expense                                              (121)           (27)

Interest and other income, net                               1,969          1,703
---------------------------------------------------------------------------------
Loss before income taxes                                    (2,529)          (109)

Income taxes (benefit)                                        --             (470)
---------------------------------------------------------------------------------
Net income (loss)                                         ($ 2,529)      $    361
---------------------------------------------------------------------------------
---------------------------------------------------------------------------------
Net income (loss) per share - basic                       ($  0.12)      $   0.02
Number of shares used in
    per share computations - basic                          21,124         20,833
Net income (loss) per share - diluted                     ($  0.12)      $   0.02
Number of shares used in
    per share computations - diluted                        21,124         21,697
---------------------------------------------------------------------------------
---------------------------------------------------------------------------------

    SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                             ULTRATECH STEPPER, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                          Three Months Ended
                                                                        ----------------------
                                                                         MAR. 31,     Mar. 31,
(In thousands)                                                             1999         1998
----------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                                       ($ 2,529)   $    361
Charges to income not affecting cash                                       2,603       2,444
Net effect of changes in operating assets
     and liabilities                                                         779      (2,067)
----------------------------------------------------------------------------------------------
Net cash provided by operating activities                                    853         738

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures                                                      (1,501)     (6,609)
Net reduction  in available-for-sale securities                           10,422       2,243
Segregation of restricted investments                                        (86)        (51)
----------------------------------------------------------------------------------------------
Net cash provided by (used in) investing activities                        8,835      (4,417)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from  issuance of notes payable                                    --            12
Repayment of note payable                                                   (224)       --
Net proceeds from issuance of common stock
     pursuant to employee stock plans                                         60         767
----------------------------------------------------------------------------------------------
Net cash provided by (used in) financing activities                         (164)        779

Net increase (decrease) in cash and cash equivalents                       9,524      (2,900)

Cash and cash equivalents at beginning
     of period                                                            54,142      43,898
----------------------------------------------------------------------------------------------

Cash and cash equivalents at end of period                              $ 63,666    $ 40,998
----------------------------------------------------------------------------------------------

    SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                             ULTRATECH STEPPER, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                 MARCH 31, 1999

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

RECLASSIFICATIONS - Certain condensed consolidated financial statement amounts have been reclassified for consistent presentation.

The Company's first fiscal quarter in 1999 and 1998 ended on April 3, 1999 and April 4, 1998, respectively. For convenience of presentation, the Company's financial statements have been shown as ending on March 31, 1999 and March 31, 1998.

Operating results for the three-month period ended March 31, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999, or any future period.

(2) INVENTORIES

Inventories consist of the following:

                                                                Mar. 31, 1999     Dec. 31, 1998
                                                                -------------     -------------
(In thousands)                                                  (Unaudited)
Raw materials ..........................................           $14,258           $19,677
Work-in-process ........................................            11,617             8,799
Finished products ......................................             4,875             8,274
                                                                   -------           -------
                                                                   $30,750           $36,750
                                                                   -------           -------

(3) OTHER CURRENT LIABILITIES

Other current liabilities consist of the following:

                                                               Mar. 31, 1999     Dec. 31, 1998
                                                               -------------     -------------
(In thousands)                                                 (Unaudited)
Salaries and benefits ..................................           $ 3,138           $ 3,865
Warranty reserves ......................................             4,003             4,207
Advance billings .......................................             1,053             1,694
Income taxes payable ...................................             1,587             1,630
Sales returns and allowances ...........................             2,000             2,000
Reserve for losses on purchase order commitments .......             3,374             5,849
Other ..................................................             4,103             5,772
                                                                   -------           -------
                                                                   $19,258           $25,017
                                                                   -------           -------
                                                                   -------           -------

(4) COMPUTATION OF NET INCOME (LOSS) PER SHARE

The following sets forth the computation of basic and diluted net income (loss) per share:


                                                                   Three Months Ended
                                                                ------------------------
                                                                Mar. 31,      Mar. 31,
(Unaudited, in thousands, except per share amounts)                1999         1998
----------------------------------------------------------------------------------------
Numerator:
      Net income (loss)                                         ($ 2,529)   $    361

Denominator:
      Denominator for basic net income (loss) per share            21,124      20,833
      Effect of dilutive employee stock options                        --         864
                                                                 --------    --------

      Denominator for diluted net income (loss) per share          21,124      21,697
                                                                 --------    --------


Net income (loss) per share - basic                              ($  0.12)   $   0.02
                                                                 --------    --------
                                                                 --------    --------

Net income (loss) per share - diluted                            ($  0.12)   $   0.02
                                                                 --------    --------
                                                                 --------    --------

For the three-month period ended March 31, 1999, options to purchase 3,004,000 shares of Common Stock at an average exercise price of $16.88 were excluded from the computation of diluted net loss per share as the effect would have been antidilutive. This compares to the exclusion of 439,000 options at an average exercise price of $29.81 for the three-month period ended March 31, 1998. Options are anti-dilutive when the Company has a net loss or when the exercise price of the stock option is greater than the average market price of the Company's Common Stock.

(5) COMPREHENSIVE INCOME (LOSS)

The Company adopted the Statement of Financial Accounting Standards No. 130 (FAS 130) "Reporting Comprehensive Income" in the first fiscal quarter of 1998. FAS130 establishes new rules for the reporting and display of comprehensive income and its components. However it does not affect net income or total stockholders' equity. The components of comprehensive income (loss) are as follows:

                                                                                Three Months Ended Mar. 31
                                                                                --------------------------
(Unaudited, in thousands)                                                         1999              1998
----------------------------------------------------------------------------------------------------------

Net income (loss) ............................................................   ($2,529)          $   361

Accumulated other comprehensive income (loss) ...............................
     Unrealized holding gain (loss) on available-for-sale securities..........    (1,016)              134
     Tax effect ..............................................................        --                --
----------------------------------------------------------------------------------------------------------
Comprehensive income (loss) ..................................................   ($3,545)          $   495
----------------------------------------------------------------------------------------------------------

Accumulated other comprehensive income (loss) presented in the accompanying condensed consolidated balance sheets consists entirely of accumulated unrealized holding gain (loss) on available-for-sale securities. The unrealized holding gain (loss) on available-for-sale securities is not currently adjusted for income taxes as a result of the Company's operating losses.


(6) COMPANY AND INDUSTRY INFORMATION

The Company adopted the Statement of Financial Accounting Standards No. 131 (FAS 131), "Disclosures about Segments of an Enterprise and Related Information," on December 31, 1998. The new rule established standards for public companies relating to the reporting of financial information about operating segments. The Company operates in one business segment, which is the manufacture and distribution of photolithography equipment to manufacturers of integrated circuits, photomasks for the production of integrated circuits, thin film heads and micromachined components.

(7) ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES.

In June 1999, the Financial Accounting Standards Board issued Statement No. 133 (FAS 133), "Accounting for Derivative Instruments and Hedging Activities", which is required to be adopted in years beginning after June 15, 1999. Because of the Company's minimal use of derivatives, management does not anticipate that the adoption of the new Statement will have a significant effect on earnings or the financial position of the Company.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

Ultratech develops, manufactures and markets photolithography equipment (steppers) designed to reduce the cost of manufacturing integrated circuits, thin film heads for disk drives and micromachined components. The Company supplies step-and-repeat systems based on one-to-one and reduction optical technologies to customers located throughout the United States, Europe, Asia/Pacific and Japan. These products range from low-cost systems for high-volume manufacturing to advanced systems for cost-effective production of leading-edge devices and for research and development applications. Additionally, the Company manufactures and markets the UltraBeam "V" Model electron beam pattern generation system based on vector-scan technology for use in the development and production of photomasks for the integrated circuits ("IC") industry.

On June 11, 1998, the Company completed the acquisition of substantially all of the assets and the assumption of certain liabilities of Integrated Solutions, Inc.("ISI"), a privately held manufacturer of i-line and deep ultra-violet reduction lithography systems (the "Acquisition") for approximately $19.2 million in cash, $2.6 million in transaction costs and the assumption of certain liabilities.

The following discussion should be read in conjunction with the Company's 1998 Annual Report on Form 10-K, which is available upon request.

RESULTS OF OPERATIONS
The Company's operating results have fluctuated significantly in the past and will continue to fluctuate significantly in the future depending upon a variety of factors, including substantial cyclicality in the Company's target markets; various competitive factors including price-based competition and competition from vendors employing other technologies; the timing and terms of significant orders; lengthy sales cycles for the Company's products; inventory and open purchase commitment reserve positions; concentration of credit risk; delayed shipments to customers due to customer configuration changes and other factors; acquisition activities requiring the devotion of substantial management resources; the mix of products sold; lengthy manufacturing cycles for the Company's products; lengthy product development cycles for new products; the timing of new product announcements and releases by the Company or its competitors; market acceptance of new products and enhanced versions of the Company's products; manufacturing inefficiencies associated with the startup of new product introductions; customer concentration; ability to volume produce systems and meet customer requirements; patterns of capital spending by customers; product discounts; changes in pricing by the Company, its competitors or suppliers; political and economic instability throughout the world, in particular the Asia/Pacific region; natural disasters; regulatory changes; and business interruptions related to the Company's occupation of its facilities. The Company's gross profit as a percentage of sales has been and will continue to be significantly affected by a variety of factors, including inventory and open purchase commitment reserve provisions; the rate of capacity utilization; the mix of products sold; nonlinearity of shipments during the quarter; increased competition in the Company's targeted markets; the introduction of new products, which typically have higher manufacturing costs until manufacturing efficiencies are realized and are typically discounted more than existing products until the products gain market acceptance; the percentage of international sales, which typically have lower gross margins than domestic sales principally due to higher field service and support costs; and the implementation of subcontracting arrangements.

The Company derives a substantial portion of its total net sales from sales of a relatively small number of newly manufactured systems, which typically range in price from $800,000 to $2.1 million for the Company's 1X steppers, and $1.5 million to $4.0 million for the Company's reduction steppers. Additionally, the Company's UltraBeam electron beam lithography system is anticipated to sell in a range of $6.0 million to $9.0 million. As a result of these high sale prices, the timing of recognition of revenue from a single transaction has had and will continue to have a significant impact on the

Company's net sales and operating results. The Company's backlog at the beginning of a period typically does not include all of the sales needed to achieve the Company's objectives for that period. In addition, orders in backlog are subject to cancellation, delay, deferral or rescheduling by a customer with limited or no penalties. Consequently, the Company's net sales and operating results for a period have been and will continue to be dependant upon the Company obtaining orders for systems to be shipped in the same period in which the order is received. The Company's business and financial results for a particular period could be materially adversely affected if an anticipated order for even one system is not received in time to permit shipment during the particular period. Furthermore, a substantial portion of the Company's net sales has historically been realized near the end of each quarter. Accordingly, the failure to receive anticipated orders or delays in shipments near the end of a particular quarter, due, for example, to reschedulings, delays, deferrals or cancellations by customers, additional customer configuration requirements, or to unexpected manufacturing difficulties or delays in deliveries by suppliers due to their long production lead times or otherwise, has caused and may continue to cause net sales in a particular period to fall significantly below the Company's expectations, which has and could continue to materially adversely affect the Company's operating results for such period. In particular, the long manufacturing cycles of the Company's Titan Wafer Stepper(R) and Saturn Wafer Stepper(R), and the Company's newly acquired XLS advanced reduction stepper and 193nm small-field research and development reduction stepper (both product lines were acquired through the acquisition of certain assets and liabilities of ISI), and the long lead time for lenses and other materials, could cause shipments of such products to be delayed from one quarter to the next, which could materially adversely affect the Company's financial condition and results of operations for a particular quarter. Additionally, the Company has very limited experience in the manufacture of its UltraBeam electron beam pattern generation systems. The UltraBeam systems are extremely complex and the product has significantly long manufacturing and sales cycles, which greatly increases the likelihood of delays in shipments from one quarter to the next. Due to the high list price for these systems, shipment delays would materially adversely affect the Company's financial condition and results of operations for a particular quarter if the shipment were delayed to the following quarter. Additionally, the Company may experience difficulties in assimilating the operations acquired in the Acquisition. (See " Additional Risk Factors: Development of New Product Lines; Expansion of Operations; Assimilation of Acquired Product Lines"). The impact of these and other factors on the Company's sales and operating results in any future period cannot be forecast with certainty.

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

The Company presently expects that net sales for the three-month period ending June 30, 1999 may be higher than net sales in the comparable period in 1998. However, due to lack of order visibility, the Company can give no assurance that it will be able to achieve or maintain its current sales levels. The Company presently expects to recognize an operating and net loss for the quarter ending June 30, 1999. These losses may extend to future quarters due, in part, to the significant level of planned research, development and engineering spending, relative to anticipated sales; the current low rate of capacity utilization; and the current backlog and order levels for the Company's products.

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

NET SALES
Net sales consist of revenue from system sales, spare parts sales, and service. For the quarter ended March 31, 1999, net sales were $25.8 million, a decrease of 7% as compared with net sales of $27.8 million for the comparable period in 1998. The decline, relative to the 1998 period, was primarily attributed to the continued weak market conditions in both the semiconductor and thin film head industries and the related markets for capital equipment. The Company experienced lower unit system shipments to the thin film head and micromachining industries, continued competitive pressure on selling prices and decreased sales of spare parts and system upgrades, partially offset by unit strength in selected semiconductor applications and increased service revenues. The weakness in thin film head system shipments was primarily related to lower demand for the Company's advanced systems for front-end applications.

For the quarter ended March 31, 1999, international net sales were $11.6 million, as compared with $13.7 million for the comparable period in 1998. International net sales represented 45% of total net sales for the quarter ended March 31, 1999, as compared with 49% for the comparable period in 1998. The Company continues to be cautious in its outlook for the Asian markets. The Company believes that the severe currency and equity market fluctuations that have been experienced recently by many of the Asian markets have resulted, and may continue to result, in delays, deferrals and cancellations of orders of the Company's products, particularly in the short-term, which will have a material adverse effect on the Company's business, financial condition and results of operations. The Company's operations in foreign countries are not generally subject to significant exchange rate fluctuations, principally because sales contracts for the Company's systems are generally denominated in U.S. dollars. In Japan, however, orders are typically denominated in Japanese yen. This may subject the Company to a higher degree of risk from currency fluctuations. The Company attempts to mitigate this exposure through the use of foreign exchange contracts; however, there can be no assurance of the success of any such efforts. International sales expose the Company to a number of additional risks, including fluctuations in the value of local currencies relative to the U.S. dollar, which, in turn, impact the relative cost of ownership of the Company's products. (See "Additional Risk Factors: International Sales; Japanese Market").

The Company believes that its sales have been and continue to be adversely impacted by reduced capital capacity spending levels within the semiconductor and thin film head industries. During 1997 and 1998, the Company experienced a significant level of shipment delays and purchase order restructurings by several of its customers, and also experienced purchase order cancellations. There can be no assurance that this trend will not continue in the future. Accordingly, the Company can give no assurance that it will be able to achieve or maintain its current or prior level of sales. The Company believes that the current strength of the U.S. dollar, particularly in relation to the Japanese yen, places the Company at a competitive disadvantage. Additionally, the thin film head industry is presently in the process of transitioning from the production of magneto-resistive heads to giant magneto-resistive heads. This transition could disrupt the flow of orders for new equipment from the thin film head industry until, among other factors, customer requirements are more fully defined. The Company presently expects that net sales for the three-month period ending June 30, 1999 may be higher than net sales in the comparable period in

1998. However, due to lack of order visibility, the Company can give no assurance that it will be able to achieve or maintain its current sales levels.

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

GROSS PROFIT
The Company's gross profit as a percentage of net sales ("gross margin") was 33.8% for the quarter ended March 31, 1999, as compared with gross margin of 42.7% for the comparable period in 1998. On a comparative basis, gross margin for the quarter ended March 31, 1999 was adversely impacted by the mix of products sold, competitive pressure on selling prices, lower levels of capacity utilization and lower gross margins on service revenues.

The Company believes that intense competition, together with generally weak conditions in the markets the Company serves, will make it difficult for the Company to significantly increase gross margin percentages in the near term. Additionally, in 1998, the Company added capacity for the anticipated volume production of several new products that are outside the Company's core reflective and refractive optical technologies. In addition to the purchase of significant levels of plant and equipment for these new products, the commencement of production of the UltraBeam electron beam lithography system has resulted and will continue to result in the purchase and retention of significant levels of inventory to support manufacturing requirements, hiring of additional production and manufacturing support personnel and the incurrence of other related manufacturing overhead costs. (See "Additional Risk Factors:
Development of New Product Lines; Expansion of Operations; Assimilation of Acquired Product Lines"). The purchase of additional inventories will continue to result in a significantly higher risk of obsolescence, which has required and may continue to require additional inventory write-offs, which negatively impact gross margins. Additionally, new products generally have lower gross margins until production and after-sales efficiencies can be achieved. Should these new products, including products recently acquired in the Acquisition, fail to develop or generate significant market demand, the Company's business, financial condition and results of operations would be materially adversely affected.

RESEARCH, DEVELOPMENT AND ENGINEERING EXPENSES
The Company's research, development and engineering expenses, net of third party funding for certain projects, were $6.5 million for the quarter ended March 31, 1999, as compared with $7.2 million for the comparable period in 1998. As a percentage of net sales, research, development and engineering expenses were 25.4% for the quarter ended March 31, 1999, as compared with 25.8% for the comparable period in 1998. This decline, in absolute dollars, was primarily related to cost containment measures implemented during the second half of 1998, partially offset by higher spending on the Company's newly acquired reduction stepper family of products.

The Company continues to invest significant resources in the development and enhancement of its UltraBeam electron beam lithography system and in the development of its Verdant rapid thermal annealing/laser doping systems and technologies, together with continuing expenditures for its 1X optical products and technologies. Additionally, in June of 1998 the Company commenced research, development and engineering spending in the area of reduction lithography, as a direct result of the

Acquisition. The Company presently expects that the absolute dollar amount of research, development and engineering expenses for the remainder of 1999 will increase, relative to the quarter ended March 31, 1999. (See "Additional Risk
Factors: Development of New Product Lines; Expansion of Operations; Assimilation of Acquired Product Lines").

AMORTIZATION OF GOODWILL
Amortization of goodwill was $307,000 for the quarter ended March 31, 1999, as compared with $38,000 for the comparable period in 1998. The additional amortization expense was directly related to intangible assets resulting from the Acquisition.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
Selling, general and administrative expenses were $6.3 million for the quarter ended March 31, 1999, as compared with $6.4 million for the comparable period in 1998. As a percentage of net sales, selling, general and administrative expenses increased to 24.3% of net sales for the quarter ended March 31, 1999, as compared to 23.2% of net sales for the comparable period in 1998. The decrease, in absolute dollars, was primarily due to cost containment measures implemented during the second half of 1998, partially offset by higher expenses as a result of the Acquisition and higher expenses in Japan as a result of the establishment of a direct sales force and demonstration facility. The Company presently anticipates that selling, general and administrative expenses for the remainder of 1999 will increase, relative to the quarter ended March 31, 1999, due primarily to seasonal factors and a reduced schedule of plant shutdowns. (See "Additional Risk Factors: Development of New Product Lines; Expansion of Operations; Assimilation of Acquired Product Lines").

INTEREST AND OTHER INCOME, NET
Interest and other income, net, which consists primarily of interest income, was $2.0 million for the quarter ended March 31, 1999, as compared with $1.7 million for the comparable period in 1998. This increase in interest and other income, net, was primarily related to capital gains recognized on the sale of certain of the Company's marketable securities.

INCOME TAXES (BENEFIT)
The Company did not recognize an income tax benefit on its pre-tax loss for the quarter ended March 31, 1999, due to uncertainty related to the utilization of its net operating loss carryforward. During the quarter ended March 31, 1998, the Company recognized a tax benefit of $470,000, primarily as a result of the carry back of certain tax benefits.

LIQUIDITY AND CAPITAL RESOURCES
Cash flows provided by operating activities were $0.9 million for the quarter ended March 31, 1999, as compared with $0.7 during the comparable period in 1998. Positive cash flows from operating activities during the quarter ended March 31, 1999 were primarily attributed to a reduction in inventories of $6.0 million, a reduction in net accounts and leases receivable of $2.2 million and non-cash charges to income of $2.6 million, partially offset by a reduction in current liabilities of $6.7 million and the net loss of $2.5 million.

The Company sells certain of its accounts and leases receivable in order to mitigate its credit risk and to enhance cash flow. Sales of accounts receivable typically precede final customer acceptance of the system. Among other terms and conditions, the agreements include provisions that require the Company to repurchase receivables if certain conditions are present including, but not limited to, disputes with the customer regarding suitability of the product, and from time-to-time the Company has repurchased certain accounts receivable in accordance with these terms. At March 31, 1999, $11.6 million of sold accounts receivable and approximately $10.3 million of sold leases receivable were outstanding to third-party financial institutions. The Company may continue to attempt to mitigate the impact of extended payment terms and non-linear shipments by selling up to a substantial portion of its accounts receivable in the future. There can be no assurance that this financing will be available on reasonable terms, or at all.

The Company believes that because of the relatively long manufacturing cycle of certain of its systems, particularly newer products, the Company's inventories will continue to represent a significant portion of working capital. Additionally, as of March 31, 1999, the Company had approximately $4.7 million of net inventories and $6.9 million of net long-lived assets related to several new product lines. As such, these assets may be subject to a greater risk of impairment, which could materially adversely affect the Company's operating results and financial condition.

During the quarter ended March 31, 1999, the Company generated $8.8 million of cash from its investing activities, as a net reduction in "available-for-sale" securities of $10.4 million was partially offset by a cash investment of $1.5 million for capital expenditures.

Cash used in financing activities was $0.2 million during the quarter ended March 31, 1999, primarily a result of the repayment of a note payable.

At March 31, 1999, the Company had working capital of $163.8 million. The Company's principal sources of liquidity at March 31, 1998 consisted of $144.8 million in cash, cash equivalents and short-term investments.

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

YEAR 2000 READINESS DISCLOSURE:

Many currently installed computer systems and software products are coded to accept only two digit entries in the attached date code field. Beginning in the year 2000, these date code fields will need to accept four digit entries to distinguish 21st century dates from 20th century dates. As a result, in less than one year, computer systems and/or software used by many companies may need to be upgraded to comply with such "Year 2000" (Y2K) requirements. The Company has provided an assessment, below, of the state of readiness of its information and non-information technology systems, together with a summary of the status of related testing, remediation and implementation. The Company presently estimates that the total cost for the entire Y2K project will approximate $1.1 million dollars and that the remaining project cost is approximately $200,000. The Company plans to fund these remaining costs from cash generated by operations or from cash and short-term investments on hand. However additional requirements may be identified and unscheduled costs may be incurred as the project proceeds. Accordingly, there can be no assurance that the Company, or its vendors, will be able to timely and cost-effectively update its products to avoid Y2K date errors, and this may result in material costs to the Company, including costs associated with detecting and fixing such errors and costs incurred in litigation due to any such errors.

Many commentators have predicted that a significant amount of litigation will arise out of year 2000 compliance issues and the Company is aware of several such suits that are currently pending. Because of the unprecedented nature of such litigation and the highly technical nature of the Company's products, there can be no assurance that the Company will not be materially adversely affected by claims related to Y2K compliance. Although the Company presently believes that it has made required changes to the software in its products, it believes that the most likely worst case scenario is from unknown impacts to its customers' manufacturing processes, which could potentially adversely impact product yields and throughput. In addition to possible litigation, the Company could incur substantially higher product returns and warranty related expenses, either of which could materially adversely affect the Company's business, financial condition and results of operations. Additionally, the Company's customers may be required to devote substantial financial resources to their own internal Y2K audit and compliance. This may result in fewer financial resources available to purchase the Company's products, fewer system sales by the Company, and could have a material adverse affect on the Company's business, financial condition and results of operations. The Company believes that its own Y2K efforts have resulted, and will continue to result in, a diversion of management and financial resources, which has further resulted in the delay or deferral of various information technology and engineering projects.

INFORMATION TECHNOLOGY SYSTEMS:
The Company has commenced, for all of its information systems, a Y2K conversion project to address necessary code changes, testing, and implementation and contingency plans. The Company has completed testing and verification of its primary business/information system and has identified the significant potential risks associated with Y2K. The Company believes it has remedied these potential errors and has completed the related compliance testing. The Company has also provided for contingency plans to further minimize risks to its business system associated with Y2K.

Although the Company is not aware of any remaining material operational issues or costs associated with preparing its internal systems for Y2K, there can be no assurance that the Company will not experience serious unanticipated negative consequences and/or material costs caused by undetected errors or defects in technology used in its internal operating systems, which are composed primarily of third party software and hardware technology. Additionally, although the Company has made inquiries of its key information technology vendors, and is in the process of collecting and reviewing survey responses, the Company believes it will not be able to obtain adequate assurances from all its key vendors. Even where assurances are received from third parties, there remains a risk that failure of systems and products of other companies on which the Company relies could have a material adverse affect on the Company. Accordingly the Company continues to assess the degree of risk to the Company and is preparing contingency plans. The Company is presently working to minimize risk from vendors through understanding and implementing necessary remediation and/or contingency plans. There can be no assurance that such contingency plans will be adequate and that the Company will not incur significant additional costs or business interruptions in connection with such transition, either of which could have a material adverse affect on the Company's business, financial condition and results of operations.

NON-INFORMATION TECHNOLOGY SYSTEMS:
The Company has commenced, for all of its key vendors, physical plant and software contained in the products it sells, a Y2K conversion project to address necessary remediation, testing, implementation and contingency plans. The Company believes it has identified and implemented the required changes for its products' hardware and software components to attain Y2K readiness and is currently working with customers to assist in understanding these requirements. The Company has obligations to provide these modifications to customers with systems under warranty or currently under service contract. The Company has commenced the process of installing and testing these upgrades at customer sites and presently expects this process to be completed on a timely basis. In addressing customer inquiries regarding the Company's Y2K readiness and in making inquiries of the Company's vendors, the Company has adopted the Sematech process for investigating and responding to the Y2K subject. This process includes a survey form, a readiness matrix and a testing scenario.

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

ADDITIONAL RISK FACTORS

CYCLICALITY OF SEMICONDUCTOR AND THIN FILM HEAD INDUSTRIES The Company's business depends in significant part upon capital expenditures by manufacturers of semiconductors, photomasks and thin film head magnetic recording devices, which in turn depend upon the current and anticipated market demand for such devices and products utilizing such devices. The semiconductor industry is highly cyclical and historically has experienced recurring periods of oversupply, as evidenced by the current prolonged downturn in the semiconductor capital equipment industry. This has, from time to time, resulted in significantly reduced demand for capital equipment including the systems manufactured and marketed by the Company. The Company believes that markets for new generations of semiconductors will also be subject to similar fluctuations. In the past, the semiconductor industry has experienced significant growth, which, in turn, has caused significant growth in the capital equipment industry. However, the semiconductor industry has been experiencing a substantial and lengthy cyclical downturn, which has resulted in a significant reduction in capital spending. Additionally, in 1997 and 1998 the Company experienced cancellation of purchase orders, shipment delays and purchase order restructurings by several of its customers and there can be no assurance that this trend will not continue in the future. Accordingly, the Company can give no assurance that it will be able to achieve or maintain its current level of sales.

The Company attempts to mitigate the risk of cyclicality by participating in both the semiconductor and thin film head markets, as well as diversifying into new markets such as photolithography for micromachining and the development of photomasks. Despite such efforts, when one or more of such markets experiences a downturn or slowdown, such as is currently occurring in the semiconductor and thin film head markets, the Company's net sales and operating results continue to be materially adversely affected, which has resulted in net losses for the Company in 1998 and the quarter ended March 31, 1999. The Company presently expects that net sales for the three-month period ending June 30, 1999 may be higher than net sales in the comparable period in 1998. However, due to lack of order visibility, the Company can give no assurance that it will be able to achieve or maintain its current sales levels. The Company presently expects to recognize an operating and net loss for the quarter ending June 30, 1999. These losses may extend to future quarters due, in part, to the significant level of planned research, development and engineering spending, relative to anticipated sales; the current low rate of capacity utilization; and the current backlog and order levels for the Company's products.


During 1998 and 1997, approximately 50% of the Company's net sales were derived from sales to thin film head manufacturers and micromachining customers. The thin film head industry is highly cyclical, which has historically resulted in recurring periods of oversupply. The Company's business and operating results would be materially adversely affected by a further downturn or slowdown in the thin film head market or by loss of market share.


HIGHLY COMPETITIVE INDUSTRY The capital equipment industry in which the Company operates is intensely competitive. A substantial investment is required to install and integrate capital equipment into a semiconductor or thin film head production line. The Company believes that once a device manufacturer has selected a particular vendor's capital equipment, the manufacturer generally relies upon that equipment for the specific production line application and, to the extent possible, subsequent generations of similar products. Accordingly, it is difficult to achieve significant sales to a particular customer once another vendor's capital equipment has been selected. The Company experiences intense competition worldwide from a number of leading foreign and domestic stepper manufacturers, such as Nikon Inc. ("Nikon"), Canon Inc. ("Canon"), ASM Lithography, Ltd. ("ASML") and Silicon Valley Group ("SVG"), Inc.'s Micralign products, all of which have substantially greater financial, marketing, technical and other resources than the Company. Nikon supplies a 1X stepper for use in the manufacture of liquid crystal displays and Canon, Nikon and ASML offer reduction steppers for thin film head fabrication. Additionally, the XLS reduction stepper product line acquired by the Company from ISI competes directly with advanced reduction steppers offered by Canon, Nikon and ASML. The

Company believes that future thin film head production will involve manufacturing steps that require critical feature sizes. Although the reduction stepper product lines acquired from ISI address critical feature sizes, additional development of these product lines may be necessary to fully address the unique requirements of thin film head manufacturing. Additionally, in the market for mix-and-match semiconductor applications, Nikon and Canon are shipping their own widefield mix-and-match lithography systems. (See:
"Additional Risk Factors: Importance of Mix-and-Match Strategy"). ASML has recently announced its intent to compete in the low-cost lithography market. In addition, ASML and Nikon have each introduced an i-line step-and-scan system as a lower cost alternative to the Deep ultra-violet ("DUV") step-and-scan system for use on the less critical layers. These systems are expected to compete with widefield steppers, such as the Saturn and Titan families, for advanced mix-and-match applications. The Company's UltraBeam "V" model electron beam pattern generation system competes against systems produced by ETEC Systems, Inc.; Hitachi, Ltd.; Leica Camera AG; and JEOL, Ltd. ("Japan Electron Optical Laboratory"). In addition, the Company believes that the high cost of developing new lithography tools has caused its competitors to collaborate with customers and other parties in various areas such as research and development, manufacturing and marketing, thereby resulting in a combined competitive threat with significantly enhanced financial, technical and other resources. The Company expects its competitors to continue to improve the performance of their current products. These competitors have stated that they will introduce new products with improved price and performance characteristics that will compete directly with the Company's products. This could cause a decline in sales or loss of market acceptance of the Company's steppers, and thereby materially adversely affect the Company's business, financial condition and results of operations. There can be no assurance that enhancements to, or future generations of, competing products will not be developed that offer superior cost of ownership and technical performance features. The Company believes that to be competitive, it will require significant financial resources in order to continue to invest in new product development, features and enhancements, to introduce next generation stepper systems on a timely basis, and to maintain customer service and support centers worldwide. In marketing its products, the Company may also face competition from vendors employing other technologies. In addition, increased competitive pressure has led to intensified price-based competition, resulting in lower prices and margins. This pressure has been caused, in part, from the relative weakness of the Japanese yen versus the U.S. dollar and the current cyclical downturn in both the semiconductor and thin film head industries. Should these competitive trends continue, the Company's business, financial condition and operating results would continue to be materially adversely affected. There can be no assurance that the Company will be able to compete successfully in the future.

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


DEVELOPMENT OF NEW PRODUCT LINES; EXPANSION OF OPERATIONS; ASSIMILATION OF ACQUIRED PRODUCT LINES Currently, the Company is devoting significant resources to the development, introduction and commercialization of new products and technologies that are outside the Company's core businesses. During the remainder of 1999, the Company will continue to develop these products and will continue to incur significant operating expenses in the areas of research, development and engineering and general and administrative costs in order to further develop and support these new products. Additionally, gross profit margins and inventory levels may be further adversely impacted in the future by costs associated with the initial production of these new product lines. These costs include, but are not limited to, additional manufacturing overhead, additional inventory write-offs, costs associated with managing multiple sites and the establishment of additional after-sales support organizations. Additionally, there can be no assurance that operating expenses will not increase, relative to sales, as a result of adding additional marketing and administrative personnel, among other costs, to support the

Company's new products. If the Company is unable to achieve significantly increased net sales or its sales fall below expectations, the Company's operating results will be materially adversely affected until, among other factors, costs and expenses can be reduced.

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

CUSTOMER CONCENTRATION Historically, the Company has sold a substantial portion of its systems to a limited number of customers. Sales to one customer accounted for approximately 25% and 14% of the Company's net sales in 1998 and 1997, respectively. Additionally, in 1997, a second customer accounted for approximately 10% of the Company's net sales. The Company expects that sales to relatively few customers will continue to account for a high percentage of its net sales in the foreseeable future and believes that the Company's financial results depend in significant part upon the success of these major customers, and the Company's ability to meet their future capital equipment needs. Although the composition of the group comprising the Company's largest customers may vary from period to period, the loss of a significant customer or any reduction in orders by any significant customer, including reductions due to market, economic or competitive conditions in the semiconductor or magnetic recording head industries or in the industries that manufacture products utilizing integrated circuits or thin film heads, may have a material adverse effect on the Company's business, financial condition and results of operations. The Company's ability to maintain or increase its sales in the future will depend, in part, upon its ability to obtain orders from new customers as well as the financial condition and success of its customers and the general economy, of which there can be no assurance. (See "Cyclicality of Semiconductor and Thin Film Head Industries").

In addition to the business risks associated with the dependence on these major customers, these significant customer concentrations have in the past resulted, and currently result in significant concentrations of accounts receivable and leases receivable. In particular, sales to a relatively few customers in the thin film head industry currently make up a significant portion of the Company's leases receivable. The formation of significant and concentrated long-term receivables exposes the Company to additional risks, including the risk of default by one or more customers representing a significant portion of the Company's total receivables. During the three month periods ended September 30 and December 31, 1998, the Company recorded significant reserves against its trade accounts receivable and leases receivable. If additional lease and accounts receivable reserves were to be required, the Company's business, financial condition and results of operations would be materially adversely affected.

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

INTERNATIONAL SALES; JAPANESE MARKET International sales accounted for approximately 47% and 33% of total net sales for the years 1998 and 1997, respectively. The Company anticipates that international sales, which typically have lower gross margins than domestic sales, principally due to higher field service and support costs, will continue to account for a significant portion of total net sales. As a result, a significant portion of the Company's sales will continue to be subject to certain risks, including unexpected changes in regulatory requirements, difficulty in satisfying existing regulatory requirements, exchange rate fluctuations, tariffs and other barriers, political and economic instability, difficulties in accounts receivable collections, natural disasters, difficulties in staffing and managing foreign subsidiary and branch operations and potentially adverse tax consequences. Although the Company generally transacts its international sales in U.S. dollars, international sales expose the Company to a number of additional risk factors, including fluctuations in the value of local currencies relative to the U.S. dollar, which, in turn, impact the relative cost of ownership of the Company's products and may further impact the purchasing ability of its international customers. In Japan, however, the Company's orders are typically denominated in Japanese yen. This may subject the Company to a higher degree of risk from currency fluctuations. The Company attempts to mitigate this exposure through the use of foreign exchange contracts. The Company is also subject to the risks associated with the imposition of legislation and regulations relating to the import or export of semiconductors and magnetic recording head products. The Company cannot predict whether quotas, duties, taxes or other charges or restrictions will be implemented by the United States, Japan or any other country upon the importation or exportation of the Company's products in the future. There can be no assurance that any of these factors or the adoption of restrictive policies will not have a material adverse effect on the Company's business, financial condition and results of operations. Additionally, the Company believes that the severe currency and equity market fluctuations that have been experienced recently by many of the Asian markets have resulted, and may continue to result, in delays, deferrals and cancellations of orders of the Company's products, particularly in the short-term, which will have a material adverse effect on the Company's business, financial condition and results of operations.

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

SOLE OR LIMITED SOURCES OF SUPPLY The Company procures certain of its critical systems' components, subassemblies and services from a single supplier or a limited group of suppliers in order to ensure overall quality and timeliness of delivery. To date, the Company has been able to obtain adequate services and supplies of components and subassemblies for its systems in a timely manner. However, disruption or termination of certain of these sources, due to year 2000 compliance issues or other factors, could have a material adverse effect on the Company's business, financial condition and results of operations. The Company is relying increasingly on outside vendors to manufacture certain components of its products. The Company's reliance on sole or a limited group of suppliers and the Company's increasing reliance on subcontractors involve several risks, including a potential inability to obtain an adequate supply of required components due to the suppliers' failure or inability to provide such components in a timely manner, or at all, and reduced control over pricing and timely delivery of components. Although the timeliness, yield and quality of deliveries to date from the Company's subcontractors have been acceptable, manufacture of certain of these components and subassemblies is an extremely complex process, and long lead-times are required. Any inability to obtain adequate deliveries or any other circumstance that would require the Company to seek alternative sources of supply or to manufacture such components internally could delay the Company's ability to ship its products, which could damage relationships with current and prospective customers and therefore would have a material adverse effect on the Company's business, financial condition and results of operations. (See "Year 2000 Readiness Disclosure").

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

ITEM 3.           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK


Reference is made to Part II, Item 7A, "Quantitative and Qualitative Disclosures About Market Risk" in the Company's Annual Report on Form 10-K for the year ended December 31, 1998 and to the subheading "Derivative instruments and hedging" in Item 8, "Financial Statements and Supplementary Data", under the heading "Notes to Consolidated Financial Statement" of the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

PART 2:           OTHER INFORMATION

ITEM 1.           LEGAL PROCEEDINGS.                                       None.

ITEM 2.           CHANGES IN SECURITIES AND USE OF PROCEEDS.               None.

ITEM 3.           DEFAULTS UPON SENIOR SECURITIES.                         None.

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.     None












ITEM 5.           OTHER INFORMATION.

                  Mr. Daniel Berry has been promoted to the position of President. His current title is President and Chief Operating Officer of Ultratech Stepper. Additionally, Mr. Larry Thompson has been promoted to the position of President of UltraBeam Lithography. Both Mr. Berry and Mr. Thompson report to Mr. Arthur Zafiropoulo, Chairman and CEO of Ultratech Stepper, Inc.

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K

                  (a) EXHIBITS


                  Exhibit 27          Financial Data Schedule


                  (b) REPORTS ON FORM 8-K

                  The Company did not file any reports on Form 8-K during the three months ended March 31, 1999.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                           ULTRATECH STEPPER, INC.
--------------------------------------------------------------------------------
                                (Registrant)



Date:   May 14, 1999      By:  /s/William G. Leunis, III
      ----------------         -------------------------------------------------
                               William G. Leunis, III
                               Senior Vice President Finance and Chief Financial
                               Officer (Duly Authorized Officer and Principal
                               Financial and Accounting Officer)