Form 10-Q
period 1999-06-30
ULTRATECH STEPPER INC
filed 1999-08-13
CIK 909791

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

                 FOR THE QUARTERLY PERIOD ENDED                JUNE 30, 1999
                                                            -------------------



       [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             For the transition period from                  to
                                               -------------    ---------------

                      Commission File Number             0-22248
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
                                                             ------------------

-------------------------------------------------------------------------------
             (Former name, former address and former fiscal year,
              if changed since last report.)


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                 Yes      X                 No
                       -------                   -------

Indicate the number of shares of the issuer's class of common stock, as of the latest practical date:

              Class                        Outstanding as of August 9, 1999
------------------------------------    --------------------------------------
   common stock, $.001 par value                     21,367,955

                             ULTRATECH STEPPER, INC.

                                      INDEX

                                                                                                     Page No.
                                                                                                     --------
PART 1.          FINANCIAL INFORMATION

ITEM 1.          CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                 Condensed Consolidated Balance Sheets as of June 30, 1999 and
                 December 31,1998...................................................................     3

                 Condensed Consolidated Statements of Operations for the three months ended June 30, 1999 and 1998 and the six months ended June 30, 1999
                 and 1998...........................................................................     4

                 Condensed Consolidated Statements of Cash Flows for the six months ended
                 June 30, 1999 and 1998.............................................................     5

                 Notes to Condensed Consolidated Financial Statements...............................     6

ITEM 2.          MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS......................................     9

ITEM 3.          QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.........................    26


PART 2.          OTHER INFORMATION

ITEM 1.          LEGAL PROCEEDINGS..................................................................    27

ITEM 2.          CHANGES IN SECURITIES AND USE OF PROCEEDS..........................................    27

ITEM 3.          DEFAULTS UPON SENIOR SECURITIES....................................................    27

ITEM 4.          SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS................................    27

ITEM 5.          OTHER INFORMATION..................................................................    27

ITEM 6.          EXHIBITS AND REPORTS ON FORM 8-K...................................................    27


SIGNATURES..........................................................................................    28

PART 1.  FINANCIAL  INFORMATION
Item 1.  Condensed Consolidated Financial Statements

                             ULTRATECH STEPPER, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                                      JUNE 30,              Dec. 31,
(In thousands)                                         1999                  1998*
---------------------------------------------------------------------------------------
ASSETS                                              (Unaudited)
Current assets:
        Cash, cash equivalents and
          short-term investments                    $  146,884              $  146,107
        Accounts receivable, net                        19,133                  11,899
        Inventories                                     27,576                  36,750
        Current portion of leases receivable             1,520                   2,012
        Prepaid expenses and other
          current assets                                 2,895                   5,088
---------------------------------------------------------------------------------------
Total current assets                                   198,008                 201,856

Equipment and leasehold
  improvements, net                                     21,425                  23,319

Restricted long-term investments                         5,500                   5,510

Leases receivable, net                                     949                   1,536

Intangible assets, net                                   7,621                   8,438

Other assets                                             4,989                   5,276
---------------------------------------------------------------------------------------

Total assets                                        $  238,492              $  245,935
=======================================================================================
---------------------------------------------------------------------------------------
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
        Notes payable                               $    1,655              $    1,881
        Accounts payable                                 6,901                   8,541
        Other current liabilities                       25,072                  25,017
---------------------------------------------------------------------------------------
Total current liabilities                               33,628                  35,439

Other liabilities                                          317                     345

Stockholders' equity:
        Common stock                                        21                      21
        Additional paid-in capital                     174,256                 174,155
        Accumulated other comprehensive
          income (loss), net                            (1,321)                    779
        Retained earnings                               31,591                  35,196
---------------------------------------------------------------------------------------
Total stockholders' equity                             204,547                 210,151
---------------------------------------------------------------------------------------

Total liabilities and stockholders' equity          $  238,492              $  245,935
=======================================================================================

* The Balance Sheet as of December 31, 1998 has been derived from the audited financial statements at that date.

       SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                             ULTRATECH STEPPER, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

-----------------------------------------------------------------------------------------------
                                                 Three Months Ended          Six Months Ended
                                                --------------------       --------------------
                                                JUNE 30,    June 30,       JUNE 30,    June 30,
(In thousands, except per share amounts)         1999        1998           1999        1998
-----------------------------------------------------------------------------------------------
Net sales:
        Products                                $24,431     $19,020        $46,071     $43,794
        Services                                  4,853       3,375          8,992       6,383
-----------------------------------------------------------------------------------------------
Total net sales                                  29,284      22,395         55,063      50,177

Cost of sales:
        Cost of products sold                    15,111      13,940         29,060      28,039
        Cost of services                          2,878       2,208          5,987       4,027
-----------------------------------------------------------------------------------------------
Total cost of sales                              17,989      16,148         35,047      32,066
-----------------------------------------------------------------------------------------------
Gross profit                                     11,295       6,247         20,016      18,111

OPERATING EXPENSES:
        Research, development, and
          engineering                             6,765       6,841         13,302      14,014
        Amortization of goodwill                    430          34            737          72
        Selling, general, and
          administrative                          6,825       6,258         13,079      12,696
        Acquired in-process research
          and development                            --      12,566             --      12,566
-----------------------------------------------------------------------------------------------
Operating loss                                   (2,725)    (19,452)        (7,102)    (21,237)

Interest expense                                   (120)        (82)          (241)       (109)

Interest and other income, net                    1,771       1,592          3,740       3,295
-----------------------------------------------------------------------------------------------
Loss before tax benefit                          (1,074)    (17,942)        (3,603)    (18,051)

Tax benefit                                          --      (2,578)            --      (3,048)
-----------------------------------------------------------------------------------------------
Net loss                                         (1,074)    (15,364)        (3,603)    (15,003)
===============================================================================================

-----------------------------------------------------------------------------------------------
Net loss per share--basic                        ($0.05)     ($0.74)        ($0.17)     ($0.72)

Number of shares used in
  per share computations--basic                  21,264      20,895         21,194      20,864

Net loss per share--diluted                      ($0.05)     ($0.74)        ($0.17)     ($0.72)

Number of shares used in
  per share computations--diluted                21,264      20,895         21,194      20,864
===============================================================================================

          SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                             ULTRATECH STEPPER, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                           Six Months Ended
                                                                        ----------------------
                                                                        JUNE 30,      June 30,
(In thousands)                                                            1999          1998
-----------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                                ($3,603)      ($15,003)
Charges to income not affecting cash                                      6,293         17,844
Net effect of changes in operating assets
  and liabilities                                                         3,102          7,867
-----------------------------------------------------------------------------------------------
Net cash provided by operating activities                                 5,792         10,708

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures                                                     (3,210)        (8,281)
Net reduction in available-for-sale securities                            3,342         31,227
Purchase of certain assets and liabilities of Integrated
  Solutions, Inc., net of cash acquired                                      --        (19,429)
Segregation of restricted long-term investments                             (46)          (117)
-----------------------------------------------------------------------------------------------
Net cash provided by investing activities                                    86          3,400

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of notes payable                                      --          1,437
Repayment of note payable                                                  (226)            --
Net proceeds from issuance of common stock
  pursuant to employee stock plans                                          101          1,300
-----------------------------------------------------------------------------------------------
Net cash provided by (used in) financing activities                        (125)         2,737

Net increase in cash and cash equivalents                                 5,753         16,845

Cash and cash equivalents at beginning
  of period                                                              54,142         43,898
-----------------------------------------------------------------------------------------------

Cash and cash equivalents at end of period                              $59,895        $60,743
===============================================================================================

        SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                             ULTRATECH STEPPER, INC.
               NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)
                                 JUNE 30, 1999

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

The Company's second fiscal quarter in 1999 and 1998 ended on July 3, 1999 and July 4, 1998, respectively. For convenience of presentation, the Company's financial statements have been shown as having ended on June 30, 1999 and June 30, 1998.

Operating results for the three-month and six-month periods ended June 30, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999, or any future period.

(2) INVENTORIES

Inventories consist of the following:

                                               June 30, 1999      Dec. 31, 1998
                                               -------------      -------------
(In thousands)                                  (Unaudited)
Raw materials..............................         $ 12,073           $ 19,677
Work-in-process............................            9,381              8,799
Finished products..........................            6,122              8,274
                                               -------------      -------------
                                                    $ 27,576           $ 36,750
                                               =============      =============

(3) OTHER CURRENT LIABILITIES

Other current liabilities consist of the following:

                                               June 30, 1999      Dec. 31, 1998
                                               -------------      -------------
(In thousands)                                  (Unaudited)
Salaries and benefits......................         $  4,678           $  3,865
Warranty reserves..........................            3,982              4,207
Advance billings...........................            1,340              1,694
Income taxes payable.......................            5,904              1,630
Sales returns and allowances...............            2,000              2,000
Reserve for losses on purchase order
  commitments..............................            2,972              5,849
Other......................................            4,196              5,772
                                               -------------      -------------
                                                    $ 25,072           $ 25,017
                                               =============      =============

(4) COMPUTATION OF NET LOSS PER SHARE

The following sets forth the computation of basic and diluted net loss per share:

                                                      Three Months Ended          Six Months Ended
                                                     --------------------       --------------------
                                                     June 30,    June 30,       June 30,    June 30,
(In thousands, except per share amounts)              1999        1998           1999        1998
-----------------------------------------------------------------------------------------------------
Numerator:
        Net loss                                     ($1,074)    ($15,364)      ($3,603)    ($15,003)

Denominator:
        Denominator for basic net loss per share      21,264       20,895        21,194       20,864
        Effect of dilutive employee stock options         --           --            --           --
                                                     -------     --------       -------     --------
        Denominator for diluted net loss per share    21,264       20,895        21,194       20,864
                                                     -------     --------       -------     --------
Net loss per share--basic                             ($0.05)      ($0.74)       ($0.17)      ($0.72)
                                                     =======     ========       =======     ========
Net loss per share--diluted                           ($0.05)      ($0.74)       ($0.17)      ($0.72)
                                                     =======     ========       =======     ========

For the three-month and six-month periods ended June 30, 1999, options to purchase 3,668,000 shares of Common Stock at an average exercise price of $16.27 were excluded from the computation of diluted net loss per share as the effect would have been antidilutive. This compares to the exclusion of 2,719,000 options at an average exercise price of $15.68 for the three-month and six-month periods ended June 30, 1998. Options are anti-dilutive when the Company has a net loss or when the exercise price of the stock option is greater than the average market price of the Company's Common Stock.

(5) ACQUISITIONS

On June 11, 1998, the Company completed the acquisition of substantially all of the assets and the assumption of certain liabilities of Integrated Solutions, Inc. (ISI), a privately held manufacturer of i-line and deep ultra-violet reduction lithography systems. The Company accounted for this acquisition based on the purchase method of accounting and allocated the purchase price based on fair values of assets acquired as of the acquisition date. As a result of this acquisition, the Company recognized an initial charge for acquired in-process research and development (IPR&D) in the second quarter of 1998 of $12.6 million. Based on the final purchase price, which consisted of net cash consideration of approximately $19.2 million, $2.6 million for transaction costs and $8.9 million for assumed liabilities, the Company adjusted the charge for acquired in-process research and development in the fourth quarter of 1998, to a net $5.1 million. Based on the final purchase price allocation, the excess cost over fair value of net assets was $9.1 million, currently being amortized on a straight-line basis over a period of three to seven years. The results of the acquired operations were included from the date of acquisition.

The Company's management made certain assessments with respect to the determination of all identifiable assets resulting from, or to be used in, research and development activities as of the acquisition date. Each of these activities was evaluated, by both interviews and data analysis, to determine its state of development and related fair value. The Company's review indicated that the IPR&D had not reached a state of technological feasibility and the underlying technology had no alternative future use to the Company in other research and development projects or otherwise. In the case of IPR&D, fair values of the corresponding technologies were determined using an income approach which included a discounted future earnings methodology. Under this methodology, the value of the in-process technology is comprised of the total present value of the anticipated net cash flows attributable to the in-process project, discounted to net present value, taking into account the uncertainty surrounding the successful development of the purchased IPR&D.

(6) COMPREHENSIVE LOSS

The Company adopted the Statement of Financial Accounting Standards No. 130 (FAS
130) "Reporting Comprehensive Income" in the first fiscal quarter of 1998. FAS 130 establishes new rules for the reporting and display of comprehensive income and its components. However it does not affect net income or total stockholders' equity. The components of comprehensive loss are as follows:

                                                       Three Months Ended June 30,         Six Months Ended June 30,
                                                     -----------------------------       ---------------------------
(Unaudited, in thousands)                                1999            1998                1999         1998
--------------------------------------------------------------------------------------------------------------------
Net loss.........................................       (1,074)        (15,364)             (3,603)      (15,003)
Accumulated other comprehensive income (loss)....
        Unrealized holding gain (loss) on
          available-for-sale securities..........       (1,083)            (66)             (2,100)           68
        Tax effect...............................           --              --                  --            --
--------------------------------------------------------------------------------------------------------------------
Comprehensive loss...............................      ($2,157)       ($15,430)            ($5,703)     ($14,935)
--------------------------------------------------------------------------------------------------------------------

Accumulated other comprehensive income (loss) presented in the accompanying condensed consolidated balance sheets consists entirely of accumulated unrealized holding gain (loss) on available-for-sale securities. The unrealized holding gain (loss) on available-for-sale securities is not currently adjusted for income taxes as a result of the Company's operating losses.

(7) COMPANY AND INDUSTRY INFORMATION

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

On June 11, 1998, the Company completed the acquisition of substantially all of the assets and the assumption of certain liabilities of Integrated Solutions, Inc. ("ISI"), a privately held manufacturer of i-line and deep ultra-violet reduction lithography systems (the "Acquisition") for approximately $19.2 million in cash, $2.6 million in transaction costs and the assumption of certain liabilities.

The following discussion should be read in conjunction with the Company's 1998 Annual Report on Form 10-K, which is available upon request.

RESULTS OF OPERATIONS
The Company's operating results have fluctuated significantly in the past and will continue to fluctuate significantly in the future. Such variability depends upon a variety of factors, including substantial cyclicality in the Company's target markets; various competitive factors including price-based competition and competition from vendors employing other technologies; the timing and terms of significant orders; lengthy sales cycles for the Company's products; inventory and open purchase commitment reserve positions; concentration of credit risk; the mix of products sold; lengthy development cycles for new products; market acceptance of new products and enhanced versions of the Company's products; delayed shipments to customers due to customer configuration changes and other factors; acquisition activities requiring the devotion of substantial management resources; lengthy manufacturing cycles for the Company's products; the timing of new product announcements and releases by the Company or its competitors; manufacturing inefficiencies associated with the startup of new product introductions; customer concentration; ability to volume produce systems and meet customer requirements; patterns of capital spending by customers; product discounts; changes in pricing by the Company, its competitors or suppliers; political and economic instability throughout the world, in particular the Asia/Pacific region; natural disasters; regulatory changes; and business interruptions related to the Company's occupation of its facilities. The Company's gross profit as a percentage of sales has been and will continue to be significantly affected by a variety of factors, including inventory and open purchase commitment reserve provisions; the rate of capacity utilization; the mix of products sold; nonlinearity of shipments during the quarter; increased competition in the Company's targeted markets; the introduction of new products, which typically have higher manufacturing costs until manufacturing efficiencies are realized and are typically discounted more than existing products until the products gain market acceptance; the percentage of international sales, which typically have lower gross margins than domestic sales principally due to higher field service and support costs; and the implementation of subcontracting arrangements.

The Company derives a substantial portion of its total net sales from sales of a relatively small number of newly manufactured systems, which typically range in price from $800,000 to $2.1 million for the Company's 1X steppers, and $1.5 million to $4.0 million for the Company's reduction steppers. Additionally, the Company's UltraBeam electron beam lithography system is anticipated to sell in a range of $6.0 million to $9.0 million. As a result of these high sale prices, the timing of recognition of revenue from a single transaction has had and will continue to have a significant impact on the

Company's net sales and operating results. The Company's backlog at the beginning of a period typically does not include all of the sales needed to achieve the Company's objectives for that period. In addition, orders in backlog are subject to cancellation, delay, deferral or rescheduling by a customer with limited or no penalties. Consequently, the Company's net sales and operating results for a period have been and will continue to be dependent upon the Company obtaining orders for systems to be shipped in the same period in which the order is received. The Company's business and financial results for a particular period could be materially adversely affected if an anticipated order for even one system is not received in time to permit shipment during the particular period. Furthermore, a substantial portion of the Company's net sales has historically been realized near the end of each quarter. Accordingly, the failure to receive anticipated orders or delays in shipments near the end of a particular quarter, due, for example, to reschedulings, delays, deferrals or cancellations by customers, additional customer configuration requirements, or to unexpected manufacturing difficulties or delays in deliveries by suppliers due to their long production lead times or otherwise, has caused and may continue to cause net sales in a particular period to fall significantly below the Company's expectations, which has and could continue to materially adversely affect the Company's operating results for such period. In particular, the long manufacturing cycles of the Company's Titan Wafer Stepper-Registered Trademark- and Saturn Wafer Stepper-Registered Trademark-, and the Company's newly acquired XLS advanced reduction stepper and 193nm small-field research and development reduction stepper (both product lines were acquired through the acquisition of certain assets and liabilities of ISI), and the long lead time for lenses and other materials, could cause shipments of such products to be delayed from one quarter to the next, which could materially adversely affect the Company's financial condition and results of operations for a particular quarter. Additionally, the Company has very limited experience in the manufacture of its UltraBeam electron beam pattern generation systems. The UltraBeam systems are extremely complex and the product has significantly long manufacturing and sales cycles, which greatly increases the likelihood of delays in shipments from one quarter to the next. Due to the high list price for these systems, shipment delays would materially adversely affect the Company's financial condition and results of operations for a particular quarter if the shipment were delayed to the following quarter. Additionally, the Company may experience difficulties in assimilating the operations acquired in the Acquisition. (See " Additional Risk Factors: Development of New Product Lines; Expansion of Operations; Assimilation of Acquired Product Lines"). The impact of these and other factors on the Company's sales and operating results in any future period cannot be forecast with certainty.

The Company's business has in prior years been subject to seasonality. Although the Company believes such seasonality has been masked in recent years by cyclical trends within the semiconductor and thin film head industries. In addition, the need for continued expenditures for research and development, capital equipment, ongoing training and worldwide customer service and support, among other factors, will make it difficult for the Company to reduce its significant operating expenses in a particular period if the Company fails to achieve its net sales goals for the period. Additionally, the Company continues to operate at less than optimal capacity utilization, resulting in manufacturing inefficiencies that adversely affect the Company's gross margins and results of operations. The Company presently anticipates that this trend will continue for at least the next few quarters.

The Company presently expects that net sales for the three-month period ending September 30, 1999 may be higher than net sales in the comparable period in 1998. However, due to lack of order visibility, the Company can give no assurance that it will be able to achieve or maintain its current sales levels. The Company presently expects to recognize an operating loss for the quarter ending September 30, 1999, and may recognize a net loss. These losses may extend to future quarters due, in part, to the significant level of planned research, development and engineering spending, relative to anticipated sales; the current low rate of capacity utilization; and the current backlog and order levels for the Company's products.

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

NET SALES
Net sales consist of revenue from system sales, spare parts sales, and service. For the quarter ended June 30, 1999, net sales were $29.3 million, an increase of 31% as compared with net sales of $22.4 million for the comparable period in 1998. For the six-month period ended June 30, 1999, net sales were $55.1 million, an increase of 10% as compared with net sales of $50.2 million for the comparable period in 1998. Both the current quarter and year-to-date increases, relative to the comparable periods in 1998, were primarily attributed to improving conditions within the semiconductor industry, which has resulted in higher capital spending levels, partially offset by lower front-end equipment sales to the thin film head industry. Overall, unit shipments for the three and six-month periods ended June 30, 1999 increased 54% and 17%, respectively, from the comparable periods in 1998, and the weighted-average selling price of all units sold also increased in the respective 1999 periods, relative to the comparable periods in 1998. Service revenue for the three and six-month periods ended June 30, 1999 increased 44% and 41%, respectively, primarily as a result of the acquisition of ISI.

For the quarter ended June 30, 1999, international net sales were $19.7 million, as compared with $8.6 million for the comparable period in 1998. For the six months ended June 30, 1999, international net sales were $31.3 million, as compared with $22.2 million for the comparable period in 1998. International net sales represented 67% and 57% of total net sales for the three and six-month periods ended June 30, 1999, respectively. This compares to 38% and 44% for the comparable periods in 1998. The Company continues to be cautious in its outlook for the Asian markets. The Company believes that the severe currency and equity market fluctuations that have been experienced recently by many of the Asian markets have resulted, and may continue to result, in delays, deferrals and cancellations of orders of the Company's products, particularly in the short-term, which may have a material adverse effect on the Company's business, financial condition and results of operations. The Company's operations in foreign countries are not generally subject to significant exchange rate fluctuations, principally because sales contracts for the Company's systems are generally denominated in U.S. dollars. In Japan, however, orders are typically denominated in Japanese yen. This may subject the Company to a higher degree of risk from currency fluctuations. The Company attempts to mitigate this exposure through the use of foreign exchange contracts; however, there can be no assurance of the success of any such efforts. International sales expose the Company to a number of additional risks, including fluctuations in the value of local currencies relative to the U.S. dollar, which, in turn, impact the relative cost of ownership of the Company's products. (See "Additional Risk Factors:
International Sales; Japanese Market").

The Company believes that its sales have been and may continue to be adversely impacted by reduced capital capacity spending levels within the semiconductor and thin film head industries. During 1997 and 1998, the Company experienced a significant level of shipment delays and purchase order restructuring by several of its customers, and also experienced purchase order cancellations. There can be no assurance that this trend will not continue in the future. Accordingly, the Company can give no assurance that it will be able to achieve or maintain its current or prior level of sales. Additionally, the thin film head industry is presently in the process of transitioning from the production of magneto-resistive heads to giant magneto-resistive heads. This transition could disrupt the flow of orders for new equipment from the thin film head industry until, among other factors, customer requirements are more fully defined. The Company presently expects that net sales for the three-month period ending September 30, 1999 may be higher than net sales in the comparable period in 1998. However, due to lack of order visibility, the Company can give no assurance that it will be able to achieve or maintain its current sales levels.

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

GROSS PROFIT
The Company's gross profit as a percentage of net sales ("gross margin") was 38.6% for the quarter ended June 30, 1999, as compared with gross margin of 27.9% for the comparable period in 1998. On a comparative basis, gross margin for the quarter ended June 30, 1999 was favorably impacted by higher weighted average selling prices, the mix of products sold, higher rates of capacity utilization and improved margins on service revenues. For the six-month period ended June 30, 1999, gross margin was 36.4% of net sales, as compared with 36.1% for the comparable period in 1998. This increase, as compared with the comparable period in 1998, was primarily a result of higher weighted-average selling prices.

The Company believes that gross margins for the second half of 1999 will fluctuate. Intense competition in the markets the Company serves, and continued low levels of capacity utilization may make it difficult for the Company to increase or maintain its current gross margin percentages in the near term. In 1998, the Company added capacity for the anticipated volume production of several new products that are outside the Company's core reflective and refractive optical technologies. In addition to the purchase of significant levels of plant and equipment for these new products, the commencement of production of the UltraBeam electron beam lithography system has resulted and will continue to result in the purchase and retention of significant levels of inventory to support manufacturing requirements, hiring of additional production and manufacturing support personnel and the incurrence of other related manufacturing overhead costs. (See "Additional Risk Factors: Development of New Product Lines; Expansion of Operations; Assimilation of Acquired Product Lines"). The purchase of additional inventories will continue to result in a significantly higher risk of obsolescence, which has required and may continue to require additional inventory write-offs, which negatively impact gross margins. Additionally, new products generally have lower gross margins until production and after-sales efficiencies can be achieved. Should these new products, including products recently acquired in the Acquisition, fail to develop or generate significant market demand, the Company's business, financial condition and results of operations would be materially adversely affected.

RESEARCH, DEVELOPMENT AND ENGINEERING EXPENSES
The Company's research, development and engineering expenses were $6.8 million for the quarter ended June 30, 1999, as compared with $6.8 million for the comparable period in 1998. For the six months ended June 30, 1999, research, development, and engineering expenses were $13.3 million, as compared with $14.0 million for the comparable period in 1998. The year-to-date decline, as compared to the comparable period in 1998, was primarily related to cost containment measures implemented during the second half of 1998, partially offset by higher spending on the Company's newly acquired reduction stepper family of products.

The Company continues to invest significant resources in the development and enhancement of its UltraBeam lithography system and in the development of its Verdant rapid thermal annealing/laser doping systems and technologies, together with continuing expenditures for its 1X and reduction optical products and technologies. The Company presently expects the absolute dollar amount of research, development and engineering expenses for the quarter ending September 30, 1999 may be flat to higher than the comparable period a year ago. (See "Additional Risk Factors: Development of New Product Lines; Expansion of Operations; Assimilation of Acquired Product Lines").

AMORTIZATION OF GOODWILL
Amortization of goodwill was $430,000 for the quarter ended June 30, 1999, as compared with $34,000 for the comparable period in 1998. On a year-to-date basis, amortization of goodwill was $737,000 for the six-month period ended June 30, 1999, as compared with $72,000 for the comparable period in 1998. The additional amortization expense was directly related to intangible assets resulting from the Acquisition.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
Selling, general and administrative expenses were $6.8 million for the quarter ended June 30, 1999, as compared with $6.3 million for the comparable period in 1998. As a percentage of net sales, selling, general and administrative expenses declined to 23.3% for the quarter ended June 30, 1999, as compared to 27.9% of net sales for the comparable period in 1998. For the six months ended June 30, 1999, selling, general, and administrative expenses were $13.1 million, as compared with $12.7 million for the comparable period in 1998. As a percentage of net sales, selling, general, and administrative expenses decreased to 23.8% for the six months ended June 30, 1999, as compared with 25.3% for the comparable period in 1998. Both the current quarter and year-to-date increases in absolute dollars, as compared with the comparable periods in 1998, were primarily due to higher sales, service and support expenses typically associated with an increase in sales; expenses associated with the reduction stepper operations acquired in June of 1998; and higher expenses in Japan, as a result of the establishment of a direct sales force and demonstration facility. The Company presently anticipates that selling, general and administrative expenses for the remainder of 1999 may increase significantly, relative to pre-charge levels for the comparable periods in 1998, due primarily to higher anticipated sales and marketing expenses.

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

INTEREST AND OTHER INCOME, NET
Interest and other income, net, which consists primarily of interest income, was $1.8 million for the quarter ended June 30, 1999, as compared with $1.6 million for the comparable period in 1998. For the six months ended June 30, 1999, interest and other income, net, was $3.7 million, as compared with $3.3 million for the comparable period in 1998. Both the current quarter and year-to-date increases, as compared with the comparable periods in 1998, were primarily attributed to higher rates of interest as a direct result of converting the Company's investment portfolio from municipal to fully taxable securities.

TAX BENEFIT
The Company did not recognize an income tax benefit on its pre-tax loss for the three and six-month periods ended June 30, 1999, due to uncertainty related to the utilization of its net operating loss carryforward. During the three and six month periods ended June 30, 1998, the Company recognized a tax benefit of $2.6 million, and $3.0 million, respectively, primarily as a result of the carry back of certain tax benefits.

LIQUIDITY AND CAPITAL RESOURCES
Cash flows provided by operating activities were $5.8 million for the six months ended June 30, 1999, as compared with $10.7 million during the comparable period in 1998. Positive cash flows from operating activities during the six-month period ended June 30, 1999 were primarily attributed to a reduction in inventories of $9.2 million, a tax refund of $7.7 million and non-cash charges to income of $6.3 million, partially offset by an increase in accounts receivable of $7.2 million, a reduction in accrued liabilities of $4.2 million, a net loss of $3.6 million and a reduction in accounts payable of $1.6 million.

The increase in accounts receivable, as compared with December 31, 1998, was primarily attributed to a combination of higher sales levels and lower levels of accounts receivable sales to third parties, partially offset by improved collections. The Company sells certain of its accounts and leases receivable in order to mitigate its credit risk and to enhance cash flow. Sales of accounts receivable typically precede final customer acceptance of the system. Among other terms and conditions, the agreements include provisions that require the Company to repurchase receivables if certain conditions are present including, but not limited to, disputes with the customer regarding suitability of the product, and from time-to-time the Company has repurchased certain accounts receivable in accordance with these terms. At June 30, 1999, $5.3 million of sold accounts receivable and approximately $9.9 million of sold leases receivable were outstanding to third-party financial institutions. The Company may continue to attempt to mitigate the impact of extended payment terms and non-linear shipments by selling up to a substantial portion of its accounts receivable in the future. There can be no assurance that this financing will be available on reasonable terms, or at all.

The Company believes that because of the relatively long manufacturing cycle of certain of its systems, particularly newer products, the Company's inventories will continue to represent a significant portion of working capital. Additionally, as of June 30, 1999, the Company had approximately $4.7 million of net inventories and $7.0 million of net long-lived assets related to several new product lines. As such, these assets may be subject to a greater risk of impairment, which could materially adversely affect the Company's operating results and financial condition.

During the six months ended June 30, 1999, the Company generated $0.1 million of cash from its investing activities, as cash generated from a net reduction in "available-for-sale" securities of $3.3 million was partially offset by a cash investment of $3.2 million for capital expenditures.

Cash used in financing activities was $0.1 million during the six-month period ended June 30, 1999, primarily a result of the repayment of a note payable.

At June 30, 1999, the Company had working capital of $164.4 million. The Company's principal source of liquidity at June 30, 1999 consisted of $146.9 million in cash, cash equivalents and short-term investments.

The development and manufacture of new lithography systems and enhancements are highly capital-intensive. In order to be competitive, the Company must continue to make significant expenditures for capital equipment, sales, service, training and support capabilities; investments in systems, procedures and controls; expansion of operations and research and development, among many other items. The Company expects that anticipated cash flows from operations and its cash, cash equivalents and short-term investments will be sufficient to meet the Company's cash requirements for the next twelve months. Beyond the next twelve months, the Company may require additional equity or debt financing to address its working capital or capital equipment needs. Additionally, the Company may in the future pursue additional acquisitions of complementary product lines, technologies or businesses. Future acquisitions by the Company may result in potentially dilutive issuances of equity securities, the incurrence of debt and contingent liabilities and amortization expenses related to goodwill and other intangible assets, which could materially adversely affect any Company profitability. In addition, acquisitions involve numerous risks, including difficulties in the assimilation of the operations, technologies and products of the acquired companies; the diversion of management's attention from other business concerns; risks of entering markets in which the Company has no or limited direct experience; and the potential loss of key employees of the acquired company. In the event the Company acquires product lines, technologies or businesses which do not complement the Company's business, or which otherwise do not enhance the Company's sales or operating results, the Company may incur substantial write-offs and higher recurring operating costs, which could have a material adverse effect on the Company's business, financial condition and results of operations. In the event that any such acquisition does occur, there can be no assurance as to the effect thereof on the Company's business or operating results. Additionally, the Company may experience renewed interest in its equipment leasing program and this may result in the further formation of significant long-term receivables, which, in turn, would require the use of substantial amounts of working capital. The formation of significant long-term receivables and the granting of extended customer payment terms exposes the Company to additional risks, including potentially higher customer concentration and higher potential operating expenses relating to customer defaults. During the three-month periods ended September 30, 1998 and December 31, 1998, the Company took significant reserves against certain leases receivable, which are currently non-performing. If additional defaults on lease receivables were to occur, the Company's business, financial condition and results of operations would be materially adversely affected. To the extent that the Company's financial resources are insufficient to fund the Company's activities, additional funds will be required. There can be no assurance that additional financing will be available on reasonable terms, or at all.

YEAR 2000 READINESS DISCLOSURE:

Many currently installed computer systems and software products are coded to accept only two digit entries in the attached date code field. Beginning in the year 2000, these date code fields will need to accept four digit entries to distinguish 21st century dates from 20th century dates. As a result, in less than six months, computer systems and/or software used by many companies may need to be upgraded to comply with such "Year 2000" (Y2K) requirements. The Company has provided an assessment, below, of the state of readiness of its information and non-information technology systems, together with a summary of the status of related testing, remediation and implementation. The Company presently estimates that the total cost for the entire Y2K project will approximate $1.0 million and that the remaining project cost is approximately $100,000. The Company plans to fund these remaining costs from cash generated by operations or from cash and short-term investments on hand. However additional requirements may be identified and unscheduled costs may be incurred as the project proceeds. Accordingly, there can be no assurance that the Company, or its vendors, will be able to timely and cost-effectively update its products to avoid Y2K date errors, and this may result in material costs to the Company, including costs associated with detecting and fixing such errors and costs incurred in litigation due to any such errors.

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

ADDITIONAL RISK FACTORS

CYCLICALITY OF SEMICONDUCTOR AND THIN FILM HEAD INDUSTRIES     The Company's
business depends in significant part upon capital expenditures by manufacturers of semiconductors, photomasks and thin film head magnetic recording devices, which in turn depend upon the current and anticipated market demand for such devices and products utilizing such devices. The semiconductor industry is highly cyclical and historically has experienced recurring periods of oversupply. This has, from time to time, resulted in significantly reduced demand for capital equipment including the systems manufactured and marketed by the Company. The Company believes that markets for new generations of semiconductors will also be subject to similar fluctuations. Additionally, in 1997 and 1998 the Company experienced cancellation of purchase orders, shipment delays and purchase order restructuring by several of its customers and there can be no assurance that this trend will not continue in the future. Accordingly, the Company can give no assurance that it will be able to achieve or maintain its current level of sales.

The Company attempts to mitigate the risk of cyclicality by participating in both the semiconductor and thin film head markets, as well as diversifying into new markets such as photolithography for micromachining and the development of photomasks. Despite such efforts, when one or more of such markets experiences a downturn or slowdown, the Company's net sales and operating results would be materially adversely affected. The Company presently expects that net sales for the three-month period ending September 30, 1999 may be higher than net sales in the comparable period in 1998. However, due to lack of order visibility, the Company can give no assurance that it will be able to achieve or maintain its current sales levels. The Company presently expects to recognize an operating loss for the quarter ending September 30, 1999, and may recognize a net loss. These losses may extend to future quarters due, in part, to the significant level of planned research, development and engineering spending relative to anticipated sales; the current low rate of capacity utilization; and the current backlog and order levels for the Company's products.

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

HIGHLY COMPETITIVE INDUSTRY     The capital equipment industry in which the
Company operates is intensely competitive. A substantial investment is required to install and integrate capital equipment into a semiconductor or thin film head production line. The Company believes that once a device manufacturer has selected a particular vendor's capital equipment, the manufacturer generally relies upon that equipment for the specific production line application and, to the extent possible, subsequent generations of similar products. Accordingly, it is difficult to achieve significant sales to a particular customer once another vendor's capital equipment has been selected. The Company experiences intense competition worldwide from a number of leading foreign and domestic stepper manufacturers, such as Nikon Inc. ("Nikon"), Canon Inc. ("Canon"), ASM Lithography, Ltd. ("ASML") and Silicon Valley Group ("SVG"), Inc.'s Micralign products, all of which have substantially greater financial, marketing, technical and other resources than the Company. Nikon supplies a 1X stepper for use in the manufacture of liquid crystal displays and Canon, Nikon and ASML offer reduction steppers for thin film head fabrication. Additionally, the XLS reduction stepper product line acquired by the Company from ISI competes directly with advanced reduction steppers offered by Canon, Nikon and ASML. The Company believes that future thin film head production will involve manufacturing steps that require critical feature sizes. Although the reduction stepper product lines acquired from ISI address critical feature sizes, additional development of these product lines may be necessary to fully address the unique requirements of thin film head manufacturing. ASML has recently announced its intent to compete in the low-cost lithography market. In addition, ASML and Nikon have each introduced an i-line step-and-scan system as a lower cost alternative to the deep ultra-violet ("DUV") step-and-scan system for use on the less critical layers. These systems are expected to compete with widefield steppers, such as the Saturn and Titan families, for advanced mix-and-match applications. The Company's UltraBeam "V" model electron beam pattern generation system competes against systems produced by ETEC Systems, Inc.; Hitachi, Ltd.; Leica Camera AG; and JEOL, Ltd. ("Japan Electron Optical Laboratory"). In addition, the Company believes that the high cost of developing new lithography tools has caused its competitors to collaborate with customers and other parties in various areas such as research and development, manufacturing and marketing, thereby resulting in a combined competitive threat with significantly enhanced financial, technical and other resources. The Company expects its competitors to continue to improve the performance of their current products. These competitors have stated that they will introduce new products with improved price and performance characteristics that will compete directly with the Company's products. This could cause a decline in sales or loss of market acceptance of the Company's steppers, and thereby materially adversely affect the Company's business, financial condition and results of operations. There can be no assurance that enhancements to, or future generations of, competing products will not be developed that offer superior cost of ownership and technical performance features. The Company believes that to be competitive, it will require significant financial resources in order to continue to invest in new product development, features and enhancements, to introduce next generation stepper systems on a timely basis, and to maintain customer service and support centers worldwide. In marketing its products, the Company may also face competition from vendors employing other technologies. In addition, increased competitive pressure has led to intensified price-based competition, resulting in lower prices and margins. This pressure has been caused, in part, from the relative weakness of the Japanese yen versus the U.S. dollar. Should these competitive trends continue, the Company's business, financial condition and operating results would continue to be materially adversely affected. There can be no assurance that the Company will be able to compete successfully in the future.

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

DEVELOPMENT OF NEW PRODUCT LINES; EXPANSION OF OPERATIONS; ASSIMILATION OF
ACQUIRED PRODUCT LINES     Currently, the Company is devoting significant
resources to the development, introduction and commercialization of new products and technologies that are outside the Company's historical core businesses. During the remainder of 1999, the Company will continue to develop these products and will continue to incur significant operating expenses in the areas of research, development and engineering and general and administrative costs in order to further develop and support these new products. Additionally, gross profit margins and inventory levels may be further adversely impacted in the future by costs associated with the initial production of these new product lines. These costs include, but are not limited to, additional manufacturing overhead, additional inventory write-offs, costs associated with managing multiple sites and the establishment of additional after-sales support organizations. Additionally, there can be no assurance that operating expenses will not increase, relative to sales, as a result of adding additional marketing and administrative personnel, among other costs, to support the Company's new products. If the Company is unable to achieve significantly increased net sales or its sales fall below expectations, the Company's operating results will be materially adversely affected until, among other factors, costs and expenses can be reduced.

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

The Company has purchased significant levels of inventory and plant and equipment for the anticipated volume production of the UltraBeam "V" Model electron beam lithography system. To date, the Company has shipped one UltraBeam system to a customer. The Company believes that any future success of this product line is dependent, in large part, on the Company's ability to further develop this system and the customers' ability to integrate this highly technical product into their existing processes.

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

CUSTOMER CONCENTRATION     Historically, the Company has sold a substantial
portion of its systems to a limited number of customers. Sales to one customer accounted for approximately 25% and 14% of the Company's net sales in 1998 and 1997, respectively. Additionally, in 1997, a second customer accounted for approximately 10% of the Company's net sales. For the six months ended June 30, 1999, sales to one customer accounted for approximately 18% of the Company's total net sales. The Company expects that sales to relatively few customers will continue to account for a high percentage of its net sales in the foreseeable future and believes that the Company's financial results depend in significant part upon the success of these major customers, and the Company's ability to meet their future capital equipment needs. Although the composition of the group comprising the Company's largest customers may vary from period to period, the loss of a significant customer or any reduction in orders by any significant customer, including reductions due to market, economic or competitive conditions in the semiconductor or magnetic recording head industries or in the industries that manufacture products utilizing integrated circuits or thin film heads, may have a material adverse effect on the Company's business, financial condition and results of operations. The Company's ability to maintain or increase its sales in the future will depend, in part, upon its ability to obtain orders from new customers as well as the financial condition and success of its customers and the general economy, of which there can be no assurance. (See "Cyclicality of Semiconductor and Thin Film Head Industries").

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

To facilitate its mix-and-match strategy, the Company has developed and is continuing to develop a family of products. In 1995, the Company commenced shipment and volume production of the Titan Wafer Stepper and commenced shipment of the Saturn Wafer Stepper. Additionally, during 1997 the Company added multiple versions of its Titan and Saturn wafer steppers in order to more fully address the needs of the mix-and-match market. As is typical with newly introduced systems in the capital equipment industry, the Company has experienced and may continue to experience technical or other difficulties with its mix-and-match family of products. The Company believes that the market acceptance and process verification combined with volume production of the mix-and-match family of products is of critical importance to the successful implementation of its mix-and-match strategy and its future financial results. Recently, this market segment of the Company's business has experienced a pronounced downturn due, in part, to the recent prior cyclical downturn in the semiconductor industry and the strength of the U.S. dollar in relationship to the Japanese yen. Additionally, the Company believes that existing capital budgets of semiconductor manufacturers are currently focusing primarily on technology buys, and not capacity additions. This places the Company at a disadvantage, since its one-to-one optical stepper product line address non-critical geometries. To the extent that the mix-and-match family of products does not achieve or maintain significant sales due to a continued cyclical downturn in the semiconductor industry; technical, manufacturing or other difficulties associated with these products; lack of customer acceptance; an inability to reduce the significantly long manufacturing cycle of these products; an inability to increase capacity for the production of the mix-and-match family of products; direct competition from other widefield mix-and-match and i-line step-and-scan systems from Nikon, Canon, and ASML, among others; or any other reason, the Company's business, financial condition and results of operations would be materially adversely affected. In addition, the increase in mix-and-match stepper production has resulted and will continue to result in higher inventory levels and operating expenses. Failure to achieve or maintain significant sales of these steppers has led and could continue to lead, among other things, to an increase in inventory obsolescence and an increase in expenses without corresponding sales, both of which have and could continue to have a material adverse affect on the Company's business, financial condition and results of operations.

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

INTERNATIONAL SALES; JAPANESE MARKET     International sales accounted for
approximately 47% and 33% of total net sales for the years 1998 and 1997, respectively. During the six-month period ended June 30, 1999, international sales accounted for approximately 57% of total net sales, as compared to 44% for the comparable period in 1998. The Company anticipates that international sales, which typically have lower gross margins than domestic sales, principally due to higher field service and support costs, will continue to account for a significant portion of total net sales. As a result, a significant portion of the Company's sales will continue to be subject to certain risks, including unexpected changes in regulatory requirements, difficulty in satisfying existing regulatory requirements, exchange rate fluctuations, tariffs and other barriers, political and economic instability, difficulties in accounts receivable collections, natural disasters, difficulties in staffing and managing foreign subsidiary and branch operations and potentially adverse tax consequences. Although the Company generally transacts its international sales in U.S. dollars, international sales expose the Company to a number of additional risk factors, including fluctuations in the value of local currencies relative to the U.S. dollar, which, in turn, impact the relative cost of ownership of the Company's products and may further impact the purchasing ability of its international customers. In Japan, however, the Company's orders are typically denominated in Japanese yen. This may subject the Company to a higher degree of risk from currency fluctuations. The Company attempts to mitigate this exposure through the use of foreign exchange contracts. The Company is also subject to the risks associated with the imposition of legislation and regulations relating to the import or export of semiconductors and magnetic recording head products. The Company cannot predict whether quotas, duties, taxes or other charges or restrictions will be implemented by the United States, Japan or any other country upon the importation or exportation of the Company's products in the future. There can be no assurance that any of these factors or the adoption of restrictive policies will not have a material adverse effect on the Company's business, financial condition and results of operations. Additionally, the Company believes that the severe currency and equity market fluctuations that have been experienced recently by many of the Asian markets have resulted in the past, and may continue to result, in delays, deferrals and cancellations of orders of the Company's products, particularly in the short-term, which will have a material adverse effect on the Company's business, financial condition and results of operations.

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

INTELLECTUAL PROPERTY RIGHTS     Although the Company attempts to protect its
intellectual property rights through patents, copyrights, trade secrets and other measures, it believes that any success will depend more upon the innovation, technological expertise and marketing abilities of its employees. Nevertheless, the Company has a policy of seeking patents when appropriate on inventions resulting from its ongoing research and development and manufacturing activities. The Company owns various United States and foreign patents, which expire on dates ranging from July 2000 to December 2017, and has various United States and foreign patent applications pending. The Company also has various registered trademarks and copyright registrations covering mainly software programs used in the operation of its stepper systems. The Company also relies upon trade secret protection for its confidential and proprietary information. There can be no assurance that the Company will be able to protect its technology adequately or that competitors will not be able to develop similar technology independently. There can be no assurance that any of the Company's pending patent applications will be issued or that foreign intellectual property laws will protect the Company's intellectual property rights. In addition, litigation may be necessary to enforce the Company's patents, copyrights or other intellectual property rights, to protect the Company's trade secrets, to determine the validity and scope of the proprietary rights of others or to defend against claims of infringement. Such litigation could result in substantial costs and diversion of resources and could have a material adverse effect on the Company's business, financial condition and results of operations, regardless of the outcome of the litigation. There can be no assurance that any patent issued to the Company will not be challenged, invalidated or circumvented or that the rights granted thereunder will provide competitive advantages to the Company. Furthermore, there can be no assurance that others will not independently develop similar products, duplicate the Company's products or, if patents are issued to the Company, design around the patents issued to the Company.

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

During the last several years, the Company has experienced an increased level of employee turnover. The Company believes that this increase has been due to several factors, including: the recent prior semiconductor industry slowdown, which resulted in planned reductions in the Company's workforce during the fourth fiscal quarter of 1996 and the third fiscal quarter of 1998; an expanding economy within the geographic area that the Company maintains its principal business offices, making it more difficult for the Company to retain its employees; and the declining value of stock options granted to employees, relative to their total compensation, as a result of the full vesting of options granted prior to the Company's initial public offering and significant numbers of options granted at prices well in excess of the current market value of the Company's stock. Additionally, the Company had recently implemented various cost-saving measures, including additional scheduled plant shutdowns and required time-off for its employees. Due to these and other factors, the Company may continue to experience high levels of employee turnover, which could adversely affect the Company's business, financial condition and results of operations.

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

ITEM 1.           LEGAL PROCEEDINGS                                      None.

ITEM 2.           CHANGES IN SECURITIES AND USE OF PROCEEDS.             None.

ITEM 3.           DEFAULTS UPON SENIOR SECURITIES.                       None.

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     The following proposals were voted upon by the Company's stockholders at the Annual Stockholders' Meeting held on June 3, 1999.

     1. The following persons were elected as directors of the Company to serve for a term ending upon the Annual Stockholders' Meeting indicated beside their respective names and until their successors are elected and qualified:

                                   Terms Ending Upon the Annual
                                       Stockholders' Meeting               Votes for          Votes Withheld
                                ------------------------------------ ---------------------- --------------------
    Tommy D. George                            2001                       20,082,215              321,661
    Gregory Harrison                           2001                       20,077,448              326,428
    Kenneth Levy                               2001                       20,082,959              320,917

     2. A proposal to approve the amendment to the Company's Employee Stock Purchase Plan to increase the number of shares of Common Stock authorized for issuance over the term of the Purchase Plan by an additional 500,000 shares was approved by the vote of 18,541,614 shares for, vote of 1,704,844 shares against, and 157,418 shares abstained.

     3. A proposal to ratify the appointment of Ernst & Young LLP as the Company's independent auditors for the fiscal year ending December 31, 1999 was approved by the vote of 20,243,524 shares for; 87,085 shares voted against the proposal and 73,267 shares abstained.

ITEM 5.           OTHER INFORMATION.

                  On June 1, 1999, Mr. Bruce Wright joined the Company as Senior Vice President, Finance and Chief Financial Officer (CFO). Mr. Wright is responsible for all aspects of finance, legal and information services. Before he joined the Company, Mr. Wright served as Executive Vice President, Finance and CFO of Spectrian Corporation. From 1991 through 1997, Mr. Wright was CFO of Tencor Instruments until its acquisition by KLA Instruments Corporation in 1997, which formed KLA-Tencor Corporation. Mr. Wright holds an MBA degree in Finance and Operations Management from the Massachusetts Institute of Technology, a BS degree in Mechanical Engineering from the California Institute of Technology, and a BA degree in Physics from Pomona College.

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K

                  (a) EXHIBITS

                  Exhibit 10.3.1      1993 Stock option/Stock Issuance
                                      Plan (Amended and Restated as of January
                                      4, 1999).

                  Exhibit 10.15 Employment agreement between Registrant and Mr. Bruce R. Wright, Senior Vice President, Finance and Chief Financial Officer.

                  Exhibit 27          Financial Data Schedule

                  (b) REPORTS ON FORM 8-K

                  The Company did not file any reports on Form 8-K during the three months ended June 30, 1999.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                             ULTRATECH STEPPER, INC.
------------------------------------------------------------------------------
                                  (Registrant)



Date:     August 12, 1999        By: /s/Bruce R. Wright
      -----------------------        -----------------------------------------
                                     Bruce R. Wright
                                     Senior Vice President, Finance and
                                     Chief Financial Officer (Duly Authorized
                                       Officer and Principal Financial and
                                       Accounting Officer)