Form 10-Q
period 1999-09-30
ULTRATECH STEPPER INC
filed 1999-11-12
CIK 909791

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

     QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
                                  ACT OF 1934

(Mark One)
   [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

             FOR THE QUARTERLY PERIOD ENDED              SEPTEMBER 30, 1999
                                                 ------------------------------



   [ ]       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                 SECURITIES EXCHANGE ACT OF 1934

             For the transition period from                  to
                                              -------------        -------------

                 Commission File Number                 0-22248
                                                --------------------------

                             ULTRATECH STEPPER, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                 DELAWARE                                   94-3169580
--------------------------------------------------------------------------------
(State or other jurisdiction of incorporation            (I.R.S. employer
              or organization)                         identification number)


         3050 Zanker Road, San Jose, California                95134
--------------------------------------------------------------------------------
        (Address of principal executive offices)             (Zip Code)

    Registrant's telephone number, including area code           (408) 321-8835
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

         Yes          X                         No
                  -------------                     -------------

Indicate the number of shares of the issuer's class of common stock, as of the latest practical date:

              Class                          Outstanding as of November 8, 1999
--------------------------------------    --------------------------------------
    common stock, $.001 par value                      21,382,823

                             ULTRATECH STEPPER, INC.

                                      INDEX

                                                                               PAGE NO.
                                                                               --------
PART 1.   FINANCIAL INFORMATION

ITEM 1.     CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

            Condensed Consolidated Balance Sheets as of September 30, 1999 and
            December 31, 1998..................................................    3

            Condensed Consolidated Statements of Operations for the three months ended September 30, 1999 and 1998 and the nine months ended
            September 30, 1999 and 1998........................................    4

            Condensed Consolidated Statements of Cash Flows for the nine months
            ended September 30, 1999 and 1998..................................    5

            Notes to Condensed Consolidated Financial Statements ..............    6

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS......................    9

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.........   26


PART 2.     OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS..................................................   27

ITEM 2.     CHANGES IN SECURITIES AND USE OF PROCEEDS..........................   27

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES....................................   27

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS................   27

ITEM 5.     OTHER INFORMATION..................................................   27

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K...................................   27



SIGNATURES.....................................................................   28

PART 1.  FINANCIAL  INFORMATION
ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                              ULTRATECH STEPPER, INC.
                       CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                 Sept. 30,       Dec. 31,
(in thousands)                                                     1999            1998*
------------------------------------------------------------------------------------------
ASSETS                                                          (unaudited)

Current assets:
        Cash, cash equivalents and
          short-term investments                                $ 143,919       $ 146,107
        Accounts receivable, net                                   22,090          11,899
        Inventories                                                27,766          36,750
        Current portion of leases receivable                        1,418           2,012
        Prepaid expenses and other
          current assets                                            1,981           5,088
------------------------------------------------------------------------------------------
Total current assets                                              197,174         201,856

Equipment and leasehold
  improvements, net                                                21,275          23,319

Restricted long-term investments                                    5,436           5,510

Leases receivable, net                                              1,402           1,536

Intangible assets, net                                              7,167           8,438

Other assets                                                        4,518           5,276
------------------------------------------------------------------------------------------

Total assets                                                    $ 236,972       $ 245,935
==========================================================================================
------------------------------------------------------------------------------------------
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
        Notes payable                                           $   1,879       $   1,881
        Accounts payable                                            7,626           8,541
        Other current liabilites                                   21,481          25,017
------------------------------------------------------------------------------------------
Total current liabilites                                           30,986          35,439

Other liabilities                                                     303             345

Stockholders' equity:
        Common stock                                                   21              21
        Additional paid-in capital                                175,522         174,155
        Accumulated other comprehensive income (loss), net         (1,885)            779
        Retained earnings                                          32,025          35,196
------------------------------------------------------------------------------------------
Total stockholders' equity                                        205,683         210,151
------------------------------------------------------------------------------------------

Total liabilities and stockholders' equity                      $ 236,972       $ 245,935
==========================================================================================

* The Balance Sheet as of December 31, 1998 has been derived from the audited financial statements at that date.

     SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                    ULTRATECH STEPPER, INC.
                        CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                         (Unaudited)

-----------------------------------------------------------------------------------------------
                                                Three Months Ended         Nine Months Ended
                                               --------------------       --------------------
                                               Sept. 30,   Sept. 30,      Sept. 30,   Sept. 30,
(In thousands, except per share amounts)         1999        1998           1999        1998
-----------------------------------------------------------------------------------------------
Net sales:
        Products                                $26,005       7,111        $72,076     $50,905
        Services                                  4,408       5,248         13,400      11,631
-----------------------------------------------------------------------------------------------
Total net sales                                  30,413      12,359         85,476      62,536

Cost of sales:
        Cost of products sold                    14,091       7,962         43,151      36,001
        Cost of services                          3,234       2,969          9,221       6,996
        Cost of sales - write-down of inventory      --      15,231             --      15,231
-----------------------------------------------------------------------------------------------
Total cost of sales                              17,325      26,162         52,372      58,228
-----------------------------------------------------------------------------------------------
Gross profit (loss)                              13,088     (13,803)        33,104       4,308

OPERATING EXPENSES:
        Research, development, and
          engineering                            6,994        6,884         20,296      20,898
        Amortization of goodwill                   430          121          1,167         193
        Selling, general, and
          administrative                         6,859        6,352         19,938      19,048
        Acquired in-process research
          and development                           --           --             --      12,566
        Special charges                             --        5,775             --       5,775
-----------------------------------------------------------------------------------------------
Operating loss                                  (1,195)     (32,935)        (8,297)    (54,172)

Interest expense                                   (59)        (183)          (300)       (292)

Interest and other income, net                   1,688        1,818          5,428       5,113
-----------------------------------------------------------------------------------------------
Income (loss) before tax benefit                   434      (31,300)       (3,169)     (49,351)

Tax benefit                                         --       (3,134)           --       (6,182)
-----------------------------------------------------------------------------------------------
Net income (loss)                                  434      (28,166)       (3,169)     (43,169)
===============================================================================================

-----------------------------------------------------------------------------------------------
Net income (loss) per share--basic               $0.02       ($1.34)       ($0.15)      ($2.06)

Number of shares used in
  per share computations--basic                 21,344       21,014        21,244       20,914

Net income (loss) per share--diluted             $0.02       ($1.34)       ($0.15)      ($2.06)

Number of shares used in
  per share computations--diluted               21,740       21,014        21,244       20,914
===============================================================================================

     SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                            ULTRATECH STEPPER, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                    Nine Months Ended
                                                                --------------------------
                                                                 Sept. 30,       Sept. 30,
(in thousands)                                                     1999            1998
------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                         ($3,169)        ($43,169)
Charges to income not affecting cash                               9,979           20,866
Net effect of changes in operating assets
  and liabilities                                                 (2,457)          20,236
------------------------------------------------------------------------------------------
Net cash provided by (used in) operating activities                4,353           (2,067)

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures                                              (5,588)          (9,480)
Net reduction in available-for-sale securities                     1,256           36,941
Purchase of certain assets and liabilities of Integrated
  Solutions, Inc., net of cash acquired                                -          (19,429)
Segregation of restricted long-term investments                      (12)             (91)
------------------------------------------------------------------------------------------
Net cash provided by (used in) investing activities               (4,344)           7,941

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds (repayment) from issuance of notes payable               (2)           1,485
Net proceeds from issuance of common stock
  pursuant to employee stock plans                                 1,367            3,377
------------------------------------------------------------------------------------------
Net cash provided by financing activities                          1,365            4,862

Net increase in cash and cash equivalents                          1,374           10,736

Cash and cash equivalents at beginning
  of period                                                       54,142           43,898
------------------------------------------------------------------------------------------

Cash and cash equivalents at end of period                       $55,516          $54,634
==========================================================================================

    SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                             ULTRATECH STEPPER, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)
                               SEPTEMBER 30, 1999

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

The Company's third fiscal quarter in 1999 and 1998 ended on October 2, 1999 and October 3, 1998, respectively. For convenience of presentation, the Company's financial statements have been shown as having ended on September 30, 1999 and September 30, 1998.

Operating results for the three-month and nine-month periods ended September 30, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999, or any future period.

(2) INVENTORIES

Inventories consist of the following:

                                       Sept. 30, 1999    Dec. 31, 1998
                                       --------------    -------------
(In thousands)                          (Unaudited)
Raw materials........................      $11,718          $19,677
Work-in-process......................       13,967            8,799
Finished products....................        2,081            8,274
                                       --------------    -------------
                                           $27,766          $36,750
                                       --------------    -------------


(3) OTHER CURRENT LIABILITIES

Other current liabilities consist of the following:

                                       Sept. 30, 1999    Dec. 31, 1998
                                       --------------    -------------
(In thousands)                          (Unaudited)
Salaries and benefits................      $ 3,071         $ 3,865
Warranty reserves....................        4,011           4,207
Advance billings.....................          829           1,694
Income taxes payable.................        5,666           1,630
Sales returns and allowances.........        1,471           2,000
Reserve for losses on purchase
 order commitments...................        2,468           5,849
 other...............................        3,965           5,772
                                       --------------    -------------
                                           $21,481         $25,017
                                       --------------    -------------

(4) COMPUTATION OF NET INCOME (LOSS) PER SHARE

The following sets forth the computation of basic and diluted net income (loss) per share:

                                                                Three Months Ended    Nine Months Ended
                                                               --------------------  --------------------
                                                               Sept. 30,  Sept. 30,  Sept. 30,  Sept. 30,
(Unaudited, in thousands, except per share amounts)               1999       1998       1999       1998
---------------------------------------------------------------------------------------------------------
Numerator:
        Net income (loss)                                       $   434   ($28,166)  ($ 3,169)  ($43,169)

Denominator:
        Denominator for basic net income (loss) per share        21,344     21,014     21,244     20,914
        Effect of dilutive employee stock options                   396          -          -          -
                                                               --------   --------   --------   --------
        Denominator for diluted net income (loss) per share      21,740     21,014     21,244     20,914
                                                               --------   --------   --------   --------

Net income (loss) per share - basic                             $  0.02   ($  1.34)  ($  0.15)  ($  2.06)
                                                               --------   --------   --------   --------
Net income (loss) per share - diluted                           $  0.02   ($  1.34)  ($  0.15)  ($  2.06)
                                                               --------   --------   --------   --------

For the three-month and nine-month periods ended September 30, 1999, options to purchase 2,329,000 shares and 3,544,000 shares of Common Stock at an average exercise price of $20.01 and $16.23, respectively were excluded from the computation of diluted net income (loss) per share as the effect would have been antidilutive. This compares to the exclusion of 2,660,000 options at an average exercise price of $15.89 for the three-month and nine-month periods ended September 30, 1998. Options are anti-dilutive when the Company has a net loss or when the exercise price of the stock option is greater than the average market price of the Company's Common Stock.

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

(6) COMPREHENSIVE LOSS

The Company adopted the Statement of Financial Accounting Standards No. 130 (FAS 130) "Reporting Comprehensive Income" in the first fiscal quarter of 1998. FAS 130 establishes new rules for the reporting and display of comprehensive income and its components. However it does not affect net income or total stockholders' equity. The components of comprehensive loss are as follows:

                                                                         Three Months Ended Sept. 30,  Nine Months Ended Sept. 30,
                                                                         ----------------------------  ---------------------------
(Unaudited, in thousands)                                                   1999           1998            1999          1998
----------------------------------------------------------------------------------------------------------------------------------
Net income (loss)......................................................       434         (28,166)        (3,169)       (43,169)
Accumulated other comprehensive income (loss)..........................
   Unrealized holding gain (loss) on a available-for-sale securities...      (564)            695         (2,664)           763
   Tax effect..........................................................         -               -              -              -
----------------------------------------------------------------------------------------------------------------------------------
Comprehensive loss                                                          ($130)       ($27,471)       ($5,833)      ($42,406)
----------------------------------------------------------------------------------------------------------------------------------

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

The Company derives a substantial portion of its total net sales from sales of a relatively small number of newly manufactured systems, which typically range in price from $800,000 to $2.1 million for the Company's 1X steppers, and $1.5 million to more than $4 million for the Company's reduction steppers. Additionally, the Company's UltraBeam electron beam lithography system is anticipated to sell in a range of $6.0 million to $9.0 million. As a result of these high sale prices, the timing of recognition of revenue from a single transaction has had and will continue to have a significant impact on the Company's net sales and operating results. The Company's backlog at the beginning of a period typically does not include all of the sales needed to achieve the Company's objectives for that period. In addition, orders in backlog are subject to cancellation, delay, deferral or rescheduling by a customer with limited or no penalties. Consequently, the Company's net sales and operating results for a period have been and will continue to be dependent upon the Company obtaining orders for systems to be shipped in the same period in which the order is received. The Company's business and financial results for a particular period could be materially adversely affected if an anticipated order for even one system is not received in time to permit shipment during the particular period. Furthermore, a substantial portion of the Company's net sales has historically been realized near the end of each quarter. Accordingly, the failure to receive anticipated orders or delays in shipments near the end of a particular quarter, due, for example, to reschedulings, delays, deferrals or cancellations by customers, additional customer configuration requirements, or to unexpected manufacturing difficulties or delays in deliveries by suppliers due to their long production lead times or otherwise, has caused and may continue to cause net sales in a particular period to fall significantly below the Company's expectations, which has and could continue to materially adversely affect the Company's operating results for such period. In particular, the long manufacturing cycles of the Company's Titan Wafer Stepper(R) and Saturn Wafer Stepper(R), and the Company's newly acquired XLS advanced reduction stepper and 193nm small-field research and development reduction stepper (both product lines were acquired through the acquisition of certain assets and liabilities of ISI), and the long lead time for lenses and other materials, could cause shipments of such products to be delayed from one quarter to the next, which could materially adversely affect the Company's financial condition and results of operations for a particular quarter. Additionally, the Company has very limited experience in the manufacture of its UltraBeam electron beam pattern generation systems. The UltraBeam systems are extremely complex and the product has significantly long manufacturing and sales cycles, which greatly increase the likelihood of delays in shipments from one quarter to the next. Due to the high list price for these systems, shipment delays would materially adversely affect the Company's financial condition and results of operations for a particular quarter if the shipment were delayed to the following quarter. Additionally, the Company may experience difficulties in assimilating the operations acquired in the Acquisition. (See " Additional Risk Factors: Development of New Product Lines; Expansion of Operations; Assimilation of Acquired Product Lines"). The impact of these and other factors on the Company's sales and operating results in any future period cannot be forecast with certainty.

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

The Company presently expects that net sales for the three-month period ending December 31, 1999 may be higher than net sales in the comparable period in 1998. However, due to lack of order visibility, the Company can give no assurance that it will be able to achieve or maintain its current sales levels. The Company presently expects to recognize an operating loss for the quarter ending December 31, 1999, and may recognize a net loss. These losses may extend to future quarters due, in part, to the significant level of planned research, development and engineering spending, relative to anticipated sales; the current low rate of capacity utilization; and the current backlog and order levels for the Company's products.

Certain of the statements contained in this report may be considered forward-looking statements that may involve a number of risks and uncertainties. In addition to the factors discussed herein, other factors that could cause actual results to differ materially include the following: highly competitive industry; difficulties in assimilating acquired operations; international sales; development of new product lines; rapid technological change; importance of timely product introductions; importance of the Company's mix-and-match strategy; year 2000 compliance; future acquisitions; expansion of the Company's product lines; dependence on key personnel; sole or limited sources of supply; intellectual property matters; environmental regulations; effects of certain anti-takeover provisions; volatility of stock price; and the other risk factors listed from time to time in the Company's SEC reports.

Due to these and additional factors, certain statements, historical results and percentage relationships discussed below will not necessarily be indicative of the results of operations for any future period.

NET SALES

Net sales consist of revenue from system sales, spare parts sales, and service. For the quarter ended September 30, 1999, net sales were $30.4 million, an increase of 146% as compared with net sales of $12.4 million for the comparable period in 1998. For the nine-month period ended September 30, 1999, net sales were $85.5 million, an increase of 37% as compared with net sales of $62.5 million for the comparable period in 1998. Both the current quarter and year-to-date increases, relative to the comparable periods in 1998, were primarily attributed to improved conditions within the semiconductor industry, which has resulted in higher capital spending levels, partially offset by lower front-end equipment sales to the thin film head industry. Overall, unit shipments for the three and nine-month periods ended September 30, 1999 increased 400% and 74%, respectively, from the comparable periods in 1998, and the weighted-average selling price of all units sold also increased in the respective 1999 periods, relative to the comparable periods in 1998. Service revenue for the three-month period ended September 30, 1999 decreased 16%, primarily as a result of lower contract revenues for reduction steppers. For the nine-month period ended September 30, 1999, service revenues increased 15%, primarily as a result of the Acquisition.

For the quarter ended September 30, 1999, international net sales were $15.0 million, as compared with $4.7 million for the comparable period in 1998. For the nine months ended September 30, 1999, international net sales were $46.2 million, as compared with $26.9 million for the comparable period in 1998. International net sales represented 49% and 54% of total net sales for the three and nine-month periods ended September 30, 1999, respectively. This compares to 38% and 43% for the comparable periods in 1998. On a year-to-date basis, the increase in international sales, both in terms of absolute dollars and as a percentage of total net sales, was primarily attributed to sales to back-end thin film head manufacturers in Asia, excluding Japan. However, the Company continues to be cautious in its outlook for the Asian markets. The Company believes that the severe currency and equity market fluctuations that have been experienced recently by many of the Asian markets have resulted in the past, and may continue to result, in delays, deferrals and cancellations of orders of the Company's products, particularly in the short-term, which may have a material adverse effect on the Company's business, financial condition and results of operations. The Company's operations in foreign countries are not generally subject to significant exchange rate fluctuations, principally because sales contracts for the Company's systems are generally denominated in U.S. dollars. In Japan, however, orders are typically denominated in Japanese yen. This may subject the Company to a higher degree of risk from currency fluctuations. The Company attempts to mitigate this exposure through the use of foreign exchange contracts; however, there can be no assurance of the success of any such efforts. International sales expose the Company to a number of additional risks, including fluctuations in the value of local currencies relative to the U.S. dollar, which, in turn, impact the relative cost of ownership of the Company's products. (See "Additional Risk Factors: International Sales; Japanese Market").

During 1997 and 1998, the Company experienced a significant level of shipment delays and purchase order restructuring by several of its customers, and also experienced purchase order cancellations. There can be no assurance that this trend will not continue in the future. Accordingly, the Company can give no assurance that it will be able to achieve or maintain its current or prior level of sales. Additionally, the thin film head industry is presently in the process of transitioning from the production of magneto-resistive heads to giant magneto-resistive heads. This transition could disrupt the flow of orders for new equipment from the thin film head industry until, among other factors, customer requirements are more fully defined. The Company presently expects that net sales for the three-month period ending December 31, 1999 may be higher than net sales in the comparable period in 1998. However, due to lack of order visibility, the Company can give no assurance that it will be able to achieve or maintain its current sales levels.

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

GROSS PROFIT

The Company's gross profit as a percentage of net sales ("gross margin") was 43.0% for the quarter ended September 30, 1999, as compared with gross margin of minus 112% for the comparable period in 1998. For the nine-month period ended September 30, 1999, gross margin was 38.7% of net sales, as compared with 6.9% for the comparable period in 1998. During the three-month period ended September 30, 1998, the Company recognized a $15.2 million special charge related primarily to the write-down of inventories and provisions for estimated losses associated with open purchase commitments. This charge was a direct result of the Company's lower sales and bookings levels in the three-month period ended September 30, 1998, combined with revised production demand forecasts for 1999. Additionally, on a comparative basis, gross margins for the quarter and nine-month periods ended September 30, 1999 were favorably impacted by higher weighted-average selling prices, the mix of products sold and higher rates of capacity utilization, partially offset by lower margins on service revenues.

The Company believes that gross margins for the fourth quarter of 1999 may be lower than gross margins achieved during the three-month period ended September 30, 1999, primarily as a result of anticipated product sales mix. Intense competition in the markets the Company serves, and continued low levels of capacity utilization may make it difficult for the Company to increase or maintain its current gross margin percentages in the near term. In 1998, the Company added capacity for the anticipated volume production of several new products that are outside the Company's core reflective and refractive optical technologies. In addition to the purchase of significant levels of plant and equipment for these new products, the commencement of production of the UltraBeam electron beam lithography system has resulted and will continue to result in the purchase and retention of significant levels of inventory to support manufacturing requirements, hiring of additional production and manufacturing support personnel and the incurrence of other related manufacturing overhead costs. (See "Additional Risk Factors:
Development of New Product Lines; Expansion of Operations; Assimilation of Acquired Product Lines"). The purchase of additional inventories will continue to result in a significantly higher risk of obsolescence, which has required and may continue to require additional inventory write-offs, which negatively impact gross margins. Additionally, new products generally have lower gross margins until production and after-sales efficiencies can be achieved. Should these new products, including products acquired in the Acquisition, fail to develop or generate significant market demand, the Company's business, financial condition and results of operations would be materially adversely affected.

RESEARCH, DEVELOPMENT AND ENGINEERING EXPENSES

The Company's research, development and engineering expenses were $7.0 million for the quarter ended September 30, 1999, as compared with $6.9 million for the comparable period in 1998. For the nine months ended September 30, 1999, research, development, and engineering expenses were $20.3 million, as compared with $20.9 million for the comparable period in 1998. The year-to-date decline, as compared to the comparable period in 1998, was primarily related to cost containment measures implemented during the second half of 1998, partially offset by higher spending on the Company's newly acquired reduction stepper family of products.

The Company continues to invest significant resources in the development and enhancement of its UltraBeam lithography system and in the development of its Verdant rapid thermal annealing/laser doping systems and technologies, together with continuing expenditures for its 1X and reduction optical products and technologies. The Company presently expects the absolute dollar amount of research, development and engineering expenses for the quarter ending December 31, 1999 will increase significantly, relative to the comparable period a year ago. (See "Additional Risk Factors: Development of New Product Lines; Expansion of Operations; Assimilation of Acquired Product Lines").

AMORTIZATION OF GOODWILL

Amortization of goodwill was $430,000 for the quarter ended September 30, 1999, as compared with $121,000 for the comparable period in 1998. On a year-to-date basis, amortization of goodwill was $1,167,000 for the nine-month period ended September 30, 1999, as compared with $193,000 for the comparable period in 1998. The additional amortization expense was directly related to intangible assets resulting from the Acquisition.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses were $6.9 million for the quarter ended September 30, 1999, as compared with $6.4 million for the comparable period in 1998. As a percentage of net sales, selling, general and administrative expenses declined to 22.6% for the quarter ended September 30, 1999, as compared to 51.4% of net sales for the comparable period in 1998. For the nine months ended September 30, 1999, selling, general, and administrative expenses were $19.9 million, as compared with $19.0 million for the comparable period in 1998. As a percentage of net sales, selling, general, and administrative expenses declined to 23.3% for the nine months ended September 30, 1999, as compared with 30.5% for the comparable period in 1998. Both the current quarter and year-to-date increases in absolute dollars, as compared with the comparable periods in 1998, were primarily due to higher sales, service and support expenses typically associated with an increase in sales; and expenses associated with the reduction stepper operations acquired in June of 1998. The Company presently anticipates that selling, general and administrative expenses for the three-month period ending December 31, 1999 will increase significantly, relative to pre-charge levels for the comparable period in 1998, due primarily to higher anticipated selling and support costs typically associated with an increase in sales.

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

INTEREST AND OTHER INCOME, NET

Interest and other income, net, which consists primarily of interest income, was $1.7 million for the quarter ended September 30, 1999, as compared with $1.8 million for the comparable period in 1998. For the nine months ended September 30, 1999, interest and other income, net, was $5.4 million, as compared with $5.1 million for the comparable period in 1998.

TAX BENEFIT

The Company did not recognize an income tax benefit on its pre-tax loss for the nine-month period ended September 30, 1999, due to uncertainty related to the utilization of its net operating loss carry-forward. During the three and nine-month periods ended September 30, 1998, the Company recognized tax benefits of $3.1 million, and $6.2 million, respectively, primarily as a result of the carry-back of certain tax benefits.

LIQUIDITY AND CAPITAL RESOURCES

Cash flows provided by operating activities were $4.4 million for the nine months ended September 30, 1999, as compared with cash used in operating activities of $2.1 million during the comparable period in 1998. Positive cash flows from operating activities during the nine-month period ended September 30, 1999, were primarily attributed to non-cash charges to income of $10.0 million; a reduction in inventories of $9.0 million; and a tax refund of $7.1 million; partially offset by an increase in accounts receivable of $10.2 million; a reduction in current liabilities, excluding income taxes, of $8.5 million; and the net loss for the period of $3.2 million.

The increase in accounts receivable, as compared with December 31, 1998, was primarily attributed to a combination of higher sales levels and lower levels of accounts receivable sales to third parties, partially offset by improved collections. The Company sells certain of its accounts and leases receivable in order to mitigate its credit risk and to enhance cash flow. Sales of accounts receivable typically precede final customer acceptance of the system. Among other terms and conditions, the agreements include provisions that require the Company to repurchase receivables if certain conditions are present including, but not limited to, disputes with the customer regarding suitability of the product, and from time-to-time the Company has repurchased certain accounts and leases receivable in accordance with these terms. At September 30, 1999, $4.8 million of sold accounts receivable and approximately $9 million of sold leases receivable were outstanding to third-party financial institutions. The Company may continue to attempt to mitigate the impact of extended payment terms and non-linear shipments by selling a substantial portion of its accounts receivable in the future. There can be no assurance that this financing will be available on reasonable terms, or at all.

The Company believes that because of the relatively long manufacturing cycle of certain of its systems, particularly newer products, the Company's inventories will continue to represent a significant portion of working capital. Additionally, as of September 30, 1999, the Company had approximately $4.7 million of net inventories and $6.7 million of net long-lived assets related to several new product lines. As such, these assets may be subject to a greater risk of impairment, which could materially adversely affect the Company's operating results and financial condition.

During the nine months ended September 30, 1999, the Company used $4.3 million of cash in its investing activities, as capital expenditures of $5.6 million were partially offset by net cash generated by investment activities of $1.3 million.

Cash provided by financing activities was $1.4 million during the nine-month period ended September 30, 1999, primarily a result of the issuance of common stock pursuant to employee stock and option plans.

At September 30, 1999, the Company had working capital of $166.2 million. The Company's principal source of liquidity at September 30, 1999 consisted of $143.9 million in cash, cash equivalents and short-term investments.

The development and manufacture of new lithography systems and enhancements are highly capital-intensive. In order to be competitive, the Company must continue to make significant expenditures for capital equipment, sales, service, training and support capabilities; investments in systems, procedures and controls and expansion of operations and research and development, among many other items. The Company expects that anticipated cash flows from operations and its cash, cash equivalents and short-term investments will be sufficient to meet the Company's cash requirements for the next twelve months. Beyond the next twelve months, the Company may require additional equity or debt financing to address its working capital or capital equipment needs. Additionally, the Company may in the future pursue additional acquisitions of complementary product lines, technologies or businesses. Future acquisitions by the Company may result in potentially dilutive issuances of equity securities, the incurrence of debt and contingent liabilities and amortization expenses related to goodwill and other intangible assets, which could materially adversely affect any Company profitability. In addition, acquisitions involve numerous risks, including difficulties in the assimilation of the operations, technologies and products of the acquired companies; the diversion of management's attention from other business concerns; risks of entering markets in which the Company has no or limited direct experience; and the potential loss of key employees of the acquired company. In the event the Company acquires product lines, technologies or businesses which do not complement the Company's business, or which otherwise do not enhance the Company's sales or operating results, the Company may incur substantial write-offs and higher recurring operating costs, which could have a material adverse effect on the Company's business, financial condition and results of operations. In the event that any such acquisition does occur, there can be no assurance as to the effect thereof on the Company's business or operating results. Additionally, the Company may experience renewed interest in its equipment leasing program and this may result in the further formation of significant long-term receivables, which, in turn, would require the use of substantial amounts of working capital. The formation of significant long-term receivables and the granting of extended customer payment terms exposes the Company to additional risks, including potentially higher customer concentration and higher potential operating expenses relating to customer defaults. During the three-month periods ended September 30, 1998 and December 31, 1998, the Company took significant reserves against certain leases receivable, which are currently non-performing. If additional reserves on lease receivables were required in the future, the Company's business, financial condition and results of operations could be materially adversely affected. To the extent that the Company's financial resources are insufficient to fund the Company's activities, additional funds will be required. There can be no assurance that additional financing will be available on reasonable terms, or at all.

YEAR 2000 READINESS DISCLOSURE:

Many currently installed computer systems and software products are coded to accept only two digit entries in the attached date code field. Beginning in the year 2000, these date code fields will need to accept four digit entries to distinguish 21st century dates from 20th century dates. As a result, in less than six months, computer systems and/or software used by many companies may need to be upgraded to comply with such "Year 2000" (Y2K) requirements. The Company has provided an assessment, below, of the state of readiness of its information and non-information technology systems, together with a summary of the status of related testing, remediation and implementation. The Company presently estimates that the total cost for the entire Y2K project will approximate $1.0 million and that the remaining project cost is less than $200,000. The Company plans to fund these remaining costs from cash generated by operations or from cash and short-term investments on hand. However additional requirements may be identified and unscheduled costs may be incurred as the project proceeds. Accordingly, there can be no assurance that the Company, or its vendors, will be able to timely and cost-effectively update its products to avoid Y2K date errors, and this may result in material costs to the Company, including costs associated with detecting and fixing such errors and costs incurred in litigation due to any such errors.

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

The Company attempts to mitigate the risk of cyclicality by participating in both the semiconductor and thin film head markets, as well as diversifying into new markets such as photolithography for micromachining and the development of photomasks. Despite such efforts, when one or more of such markets experiences a downturn or slowdown, the Company's net sales and operating results would be materially adversely affected. The Company presently expects that net sales for the three-month period ending December 31, 1999 may be higher than net sales in the comparable period in 1998. However, due to lack of order visibility, the Company can give no assurance that it will be able to achieve or maintain its current sales levels. The Company presently expects to recognize an operating loss for the quarter ending December 31, 1999, and may recognize a net loss. These losses may extend to future quarters due, in part, to the significant level of planned research, development and engineering spending relative to anticipated sales; the current low rate of capacity utilization; and the current backlog and order levels for the Company's products.

During 1998 and 1997, approximately 50% of the Company's net sales were derived from sales to thin film head manufacturers and micromachining customers. For the first nine months of 1999, sales to thin film head manufacturers and micromachining customers accounted for approximately 35% of total net sales. The thin film head industry is highly cyclical, which has historically resulted in recurring periods of oversupply. The Company's business and operating results would be materially adversely affected by a further downturn or slowdown in the thin film head market or by loss of market share.

HIGHLY COMPETITIVE INDUSTRY The capital equipment industry in which the Company operates is intensely competitive. A substantial investment is required to install and integrate capital equipment into a semiconductor or thin film head production line. The Company believes that once a device manufacturer has selected a particular vendor's capital equipment, the manufacturer generally relies upon that equipment for the specific production line application and, to the extent possible, subsequent generations of similar products. Accordingly, it is difficult to achieve significant sales to a particular customer once another vendor's capital equipment has been selected. The Company experiences intense competition worldwide from a number of leading foreign and domestic stepper manufacturers, such as Nikon Inc. ("Nikon"), Canon Inc. ("Canon"), ASM Lithography, Ltd. ("ASML") and Silicon Valley Group ("SVG"), Inc.'s Micralign products, all of which have substantially greater financial, marketing, technical and other resources than the Company. Nikon supplies a 1X stepper for use in the manufacture of liquid crystal displays and Canon, Nikon and ASML offer reduction steppers for thin film head fabrication. Additionally, the XLS reduction stepper product line acquired by the Company from ISI competes directly with advanced reduction steppers offered by Canon, Nikon and ASML. The Company believes that future thin film head production will involve manufacturing steps that require critical feature sizes. Although the reduction stepper product lines acquired from ISI address critical feature sizes, additional development of these product lines may be necessary to fully address the unique requirements of thin film head manufacturing. ASML has recently announced its intent to compete in the low-cost lithography market. In addition, ASML and Nikon have each introduced an i-line step-and-scan system as a lower cost alternative to the deep ultra-violet ("DUV") step-and-scan system for use on the less critical layers. These systems are expected to compete with widefield steppers, such as the Saturn and Titan families, for advanced mix-and-match applications. The Company's UltraBeam "V" model electron beam pattern generation system competes against systems produced by ETEC Systems, Inc.; Toshiba Corporation; Hitachi, Ltd.; Leica Camera AG; and JEOL, Ltd. ("Japan Electron Optical Laboratory"). In addition, the Company believes that the high cost of developing new lithography tools has caused its competitors to collaborate with customers and other parties in various areas such as research and development, manufacturing and marketing, thereby resulting in a combined competitive threat with significantly enhanced financial, technical and other resources. The Company expects its competitors to continue to improve the performance of their current products. These competitors have stated that they will introduce new products with improved price and performance characteristics that will compete directly with the Company's products. This could cause a decline in sales or loss of market acceptance of the Company's steppers, and thereby materially adversely affect the Company's business, financial condition and results of operations. There can be no assurance that enhancements to, or future generations of, competing products will not be developed that offer superior cost of ownership and technical performance features. The Company believes that to be competitive, it will require significant financial resources in order to continue to invest in new product development, features and enhancements, to introduce next generation stepper systems on a timely basis, and to maintain customer service and support centers worldwide. In marketing its products, the Company may also face competition from vendors employing other technologies. In addition, increased competitive pressure has led to intensified price-based competition, resulting in lower prices and margins. Should these competitive trends continue, the Company's business, financial condition and operating results would continue to be materially adversely affected. There can be no assurance that the Company will be able to compete successfully in the future.

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

CUSTOMER CONCENTRATION Historically, the Company has sold a substantial portion of its systems to a limited number of customers. Sales to one customer accounted for approximately 25% and 14% of the Company's net sales in 1998 and 1997, respectively. Additionally, in 1997, a second customer accounted for approximately 10% of the Company's net sales. For the nine months ended September 30, 1999, sales to two customers accounted for approximately 12% (each) of the Company's total net sales. The Company expects that sales to relatively few customers will continue to account for a high percentage of its net sales in the foreseeable future and believes that the Company's financial results depend in significant part upon the success of these major customers, and the Company's ability to meet their future capital equipment needs. Although the composition of the group comprising the Company's largest customers may vary from period to period, the loss of a significant customer or any reduction in orders by any significant customer, including reductions due to market, economic or competitive conditions in the semiconductor or magnetic recording head industries or in the industries that manufacture products utilizing integrated circuits or thin film heads, may have a material adverse effect on the Company's business, financial condition and results of operations. The Company's ability to maintain or increase its sales in the future will depend, in part, upon its ability to obtain orders from new customers as well as the financial condition and success of its customers and the general economy, of which there can be no assurance. (See "Cyclicality of Semiconductor and Thin Film Head Industries").

In addition to the business risks associated with the dependence on these major customers, these significant customer concentrations have in the past resulted, and currently result in significant concentrations of accounts receivable and leases receivable. The formation of significant and concentrated receivables exposes the Company to additional risks, including the risk of default by one or more customers representing a significant portion of the Company's total receivables. During the three month periods ended September 30 and December 31, 1998, the Company recorded significant reserves against its trade accounts receivable and leases receivable. If additional lease and accounts receivable reserves were to be required, the Company's business, financial condition and results of operations could be materially adversely affected.

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

To facilitate its mix-and-match strategy, the Company has developed and is continuing to develop a family of products. In 1995, the Company commenced shipment and volume production of the Titan Wafer Stepper and commenced shipment of the Saturn Wafer Stepper. Additionally, during 1997 the Company added multiple versions of its Titan and Saturn wafer steppers in order to more fully address the needs of the mix-and-match market. As is typical with newly introduced systems in the capital equipment industry, the Company has experienced and may continue to experience technical or other difficulties with its mix-and-match family of products. The Company believes that the market acceptance and process verification combined with volume production of the mix-and-match family of products is of critical importance to the successful implementation of its mix-and-match strategy and its future financial results. Recently, this market segment of the Company's business has experienced a pronounced downturn. The Company believes that existing capital budgets of semiconductor manufacturers are currently focusing primarily on technology buys, and not capacity additions. This places the Company at a disadvantage, since its one-to-one optical stepper product line address non-critical geometries. To the extent that the mix-and-match family of products does not achieve or maintain significant sales due to a cyclical downturn in the semiconductor industry; technical, manufacturing or other difficulties associated with these products; lack of customer acceptance; an inability to reduce the significantly long manufacturing cycle of these products; an inability to increase capacity for the production of the mix-and-match family of products; direct competition from other widefield mix-and-match and i-line systems from Nikon, Canon, and ASML, among others; or any other reason, the Company's business, financial condition and results of operations would be materially adversely affected. In addition, the increase in mix-and-match stepper production will result in higher inventory levels and operating expenses. Failure to achieve or maintain significant sales of these steppers has led and could continue to lead, among other things, to an increase in inventory obsolescence and an increase in expenses without corresponding sales, both of which have and could continue to have a material adverse affect on the Company's business, financial condition and results of operations.

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

INTERNATIONAL SALES; JAPANESE MARKET International sales accounted for approximately 47% and 33% of total net sales for the years 1998 and 1997, respectively. During the nine-month period ended September 30, 1999, international sales accounted for approximately 54% of total net sales, as compared to 43% for the comparable period in 1998. The Company anticipates that international sales, which typically have lower gross margins than domestic sales, principally due to higher field service and support costs, will continue to account for a significant portion of total net sales. As a result, a significant portion of the Company's sales will continue to be subject to certain risks, including unexpected changes in regulatory requirements, difficulty in satisfying existing regulatory requirements, exchange rate fluctuations, tariffs and other barriers, political and economic instability, difficulties in accounts receivable collections, natural disasters, difficulties in staffing and managing foreign subsidiary and branch operations and potentially adverse tax consequences. Although the Company generally transacts its international sales in U.S. dollars, international sales expose the Company to a number of additional risk factors, including fluctuations in the value of local currencies relative to the U.S. dollar, which, in turn, impact the relative cost of ownership of the Company's products and may further impact the purchasing ability of its international customers. In Japan, however, the Company's orders are typically denominated in Japanese yen. This may subject the Company to a higher degree of risk from currency fluctuations. The Company attempts to mitigate this exposure through the use of foreign exchange contracts. The Company is also subject to the risks associated with the imposition of legislation and regulations relating to the import or export of semiconductors and magnetic recording head products. The Company cannot predict whether quotas, duties, taxes or other charges or restrictions will be implemented by the United States, Japan or any other country upon the importation or exportation of the Company's products in the future. There can be no assurance that any of these factors or the adoption of restrictive policies will not have a material adverse effect on the Company's business, financial condition and results of operations. Additionally, the Company believes that the severe currency and equity market fluctuations that have been experienced recently by many of the Asian markets have resulted in the past, and may continue to result, in delays, deferrals and cancellations of orders of the Company's products, particularly in the short-term, which will have a material adverse effect on the Company's business, financial condition and results of operations.

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





ITEM 5.   OTHER INFORMATION.                                               None

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

          (a) EXHIBITS

          Exhibit 27          Financial Data Schedule

          (b) REPORTS ON FORM 8-K

          The Company did not file any reports on Form 8-K during the three months ended September 30, 1999.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                             ULTRATECH STEPPER, INC.
--------------------------------------------------------------------------------
                                  (Registrant)

Date:      November 12, 1999          By:  /s/Bruce R. Wright
      ----------------------------        --------------------------------------
                                              Bruce R. Wright
                                              Senior Vice President, Finance and
                                              Chief Financial Officer (Duly
                                              Authorized Officer and Principal
                                               Financial and Accounting Officer)