Form 10-K
period 1999-12-31
ULTRATECH STEPPER INC
filed 2000-03-27
CIK 909791

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-K

(MARK ONE)

   /X/     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999
                                       OR

   / /     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

        FOR THE TRANSITION PERIOD FROM ______________ TO ______________

                        COMMISSION FILE NUMBER: 0-22248

                            ------------------------

                            ULTRATECH STEPPER, INC.
             (Exact name of registrant as specified in its charter)

               DELAWARE                                     94-3169580
    (State or other jurisdiction of            (I.R.S. Employer Identification No.)
    incorporation or organization)

           3050 ZANKER ROAD                                   95134
         SAN JOSE, CALIFORNIA                               (Zip Code)
    (Address of principal executive
               offices)

                                 (408) 321-8835
              (Registrant's telephone number, including area code)

                            ------------------------

          Securities registered pursuant to Section 12(b) of the Act:
                                      NONE

          Securities registered pursuant to Section 12(g) of the Act:
                   COMMON STOCK, $0.001 PAR VALUE PER SHARE;
                            SERIES A PREFERRED STOCK

                            ------------------------

    Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

    The aggregate market value of voting stock held by non-affiliates based on the closing sale price of the Common Stock on March 17, 2000, as reported on the Nasdaq National Market was approximately $290,000,000. Shares of Common Stock held by each officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded from this computation in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

    As of March 17, 2000, the Registrant had 21,461,942 shares of Common Stock outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

    Portions of the Registrant's Proxy Statement for the Annual Meeting of Stockholders to be held on June 1, 2000 are incorporated by reference into Part III of this Annual Report on Form 10-K.

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

THE COMPANY

    Ultratech Stepper, Inc. ("Ultratech" or the "Company") develops, manufactures and markets photolithography equipment designed to reduce the cost of ownership for manufacturers of integrated circuits, including advanced packaging processes, photomasks, thin film magnetic recording devices and micromachined components. The Company supplies step-and-repeat systems based on one-to-one ("1X") and reduction optical technology to customers located throughout North America, Europe, Japan and the rest of Asia. Ultratech believes that its 1X steppers offer cost and certain performance advantages, as compared with competitors' reduction steppers, to semiconductor device manufacturers for applications involving line geometries of 0.65 microns or greater ("noncritical feature sizes") and to thin film head manufacturers. The Company's 1X steppers do not currently address applications involving line geometries of less than
0.65 microns ("critical feature sizes"). Advanced packaging for integrated circuits, specifically "bump or flipchip" techniques, requires lithography steps in the fabrication process. Ultratech has provided equipment to this emerging market, both for development and production. Ultratech has developed and has commenced shipment of its Saturn Spectrum 3 stepper, with specific design modifications to address the requirements of this market segment. The Company's 1X steppers also are used as replacements for scanners in existing fabrication facilities to enable semiconductor manufacturers to extend the useful life and increase the capabilities of their facilities. In addition, the Company's steppers are used to manufacture high volume, low cost semiconductors used in a variety of applications such as telecommunications, automotive control systems and consumer electronics. Ultratech also supplies 1X photolithography systems to thin film head manufacturers and believes that its steppers offer advantages over certain competitive reduction lithography tools with respect to field size, throughput, specialized substrate handling and cost. Additionally, the Company supplies 1X photolithography equipment to the micromachining market, where certain technical features such as high resolution at g-line wavelengths and superior depth of focus may offer advantages over competitive tools.

    On June 11, 1998, the Company completed the acquisition of substantially all of the assets and the assumption of certain liabilities of Integrated
Solutions, Inc. ("ISI"), a privately held manufacturer of i-line and deep ultra-violet (DUV) reduction lithography systems (the "Acquisition") for approximately $19.2 million in cash, $2.6 million in transaction costs and the assumption of certain liabilities. With this Acquisition, the Company expanded its photolithography stepper product line to include reduction steppers. The reduction steppers complement the 1X steppers for use in the integrated circuit, thin film head and micromachining markets, as their resolution requirements go below 0.65 microns.

    The Company markets and manufactures the UltraBeam "V" Model electron beam pattern generation system based on vector-scan technology for use in the development and production of photomasks for the integrated circuit industry. The Company acquired this technology in February 1997 when it acquired the assets of Lepton, Inc.

    The Company's products and markets are more fully described, below.

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

    The Company believes that one of the fastest growing segments of the photolithography equipment market is reduction steppers and step-and-scan systems that use a deep ultra-violet light source ("DUV"). The lower DUV wavelength allows IC manufacturers to produce critical geometries of
0.25 microns and
below. The Company's reduction stepper product line includes DUV systems at 248nm, 193nm and 157nm wavelengths.

    The principal advantage of reduction steppers and step-and-scan systems is that they may be used in manufacturing steps requiring critical feature sizes and are therefore necessary for manufacturing advanced ICs. One-to-one steppers, on the other hand, are tools in which the photomask containing the design is the same size as the device pattern that is exposed on the wafer surface. Current one-to-one steppers, unlike most current reduction steppers, are based on different technology which incorporates both reflective and refractive elements in its optical lens imaging system that, although highly sophisticated in design, is much simpler than a current reduction stepper's lens imaging system which incorporates only refractive elements. As a result, current 1X steppers are generally less expensive than current reduction steppers required for critical feature sizes. Because of their optical design, 1X steppers typically are also able to deliver greater energy to the wafer surface, which generally results in higher throughput than is achievable with most reduction steppers. One-to-one steppers, however, are currently limited to use in manufacturing steps involving noncritical feature sizes. Accordingly, the Company believes that sales of these systems are highly dependent upon capacity expansions by its customers.

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

PRODUCTS

    The Company currently offers three different series of 1X systems for use in the semiconductor fabrication process: the model 1500 Series, which addresses the markets for scanner replacement and high volume/low cost semiconductor fabrication; the Saturn Wafer Stepper-Registered Trademark- Family, which addresses the market for mix-and-match in advanced semiconductor fabrication and bump processing for flip chips; and the Titan Wafer
Stepper-Registered Trademark-, which addresses the markets for scanner replacement and high volume/low cost semiconductor fabrication. These steppers currently offer feature size capabilities ranging from 2.0 microns to 0.65 microns and typically range in price from $800,000 to $2.1 million. The model 1500 Series and the Titan Wafer Stepper offer g- and h-line illumination specifications. The Saturn Wafer Stepper Family features an i-line illumination specification that is designed to make them compatible with advanced i-line reduction steppers. In bump processing, the Saturn Spectrum 3 stepper is used in conjunction with electroplating to produce a pattern of bumps, or metal connections, on the bond pads of the die for flip chip devices. This pattern can be placed in a tight array across the entire die, as opposed to the conventional method of wire bonding which is limited to the periphery of the die. This allows manufacturers to shrink the die size. The flip chip device can then be placed in a small outline package or directly on a printed circuit board. The Saturn and Titan widefield systems have a unique D-shaped field that allows for a one-to-one field match with step-and-scan systems, or a two-to-one match with reduction steppers. The D-shaped field is designed to allow the semiconductor manufacturer to optimize overlay and throughput for its non-critical mix-and-match layers. The Company also offers a reduction stepper product line for selected semiconductor markets. These products include the Mercury XLS 200, Mercury XLS 248, XLS 193nm and XLS 157nm systems.

    The Mercury XLS 200 is an i-line reduction system with a minimum resolution of 0.35 microns, providing a high resolution i-line reduction stepper option for selected semiconductor markets. The Mercury XLS 248 is a DUV (248nm) reduction stepper providing a minimum resolution of 0.25 microns for selected semiconductor applications requiring sub-0.35 micron resolution. The XLS 193nm (small field) and XLS 157nm (small and mid field) systems are DUV tools used for advanced research and development semiconductor materials and processes.

    The XLS 9800 and XLS 9900 provide i-line and DUV wavelengths capabilities and are designed to meet TFH customers' requirements for shrinking geometries on their critical layers. In addition, the Company provides a 1700 Series stepper capable of patterning features on rowbars utilizing an alternate alignment system (Machine Vision System, or "MVS"). The model 1700 Series steppers are used to expose the Air Bearing Surface (ABS) pattern on these rowbars. The Company's TFH steppers offer feature size capabilities ranging from 2.0 to
0.25 microns and typically range in price from $800,000 to $3.6 million.

    The Company also offers photolithography equipment for use in the micromachining market. Micromachining combines electronics with mechanics in small devices for detection and control of a wide variety of parameters. Examples include accelerometers used to activate air bags in automobiles, and membrane pressure sensors used in industrial control systems. These micromachined devices are manufactured on silicon substrates using photolithographic techniques similar to those used for manufacturing semiconductors and thin film head devices. The Company believes that its 1500 Series steppers and the Saturn Wafer Stepper Family offer resolution and depth of focus advantages over alternative technologies, to the manufacturers of micromachined devices.

    The UltraBeam "V" Model electron beam pattern generation system is based on vector-scan technology and is designed for use in the development and production of photomasks for the IC industry. The UltraBeam system addresses the production requirements of photomasks for .18 micron design rule and below. Using the vector/raster-scan technology employed by the Company, the electron beam moves directly to those areas of the photomask that are to be exposed, bypassing unexposed areas, and then rasters in the area to be exposed. In contrast, alternative technologies use an electron beam that is scanned continuously back and forth over the entire photomask.

    The Company has determined that two recent events have transpired which may result in a change in its electron beam technology efforts. The first event is the announced intention of a major semiconductor equipment manufacturer to acquire the market share leader in electron beam technology. The second event is the Company's decision to ensure that its research and development spending is in line with the current stage of the industry's economic cycle and the Company's stated desire to increase stockholder value. As a result of these two events, the Company is evaluating its level of spending in electron beam technology and may decide to either continue its efforts in electron beam technology, seek a partner for sharing future development funding in electron beam technology, sell its electron beam technology unit, or otherwise cease operations of its electron beam technology unit. In such a scenario, significant uncertainties exist and circumstances currently unknown may result in the need to recognize an impairment of the Company's electron beam technology assets in future financial periods, although management believes it will be able to realize its net investment in the technology and related net assets. Should an impairment occur, the Company's financial condition and results of operations would be materially adversely impacted. The Company did not recognize any revenue related to its electron beam technology during 1998 and 1999.

    The Company also sells upgrades and refurbishments to certain older product lines in its installed base. These refurbished older systems typically have a purchase price significantly less than the purchase price for the Company's newer systems.

    Features of the Company's current stepper systems are set forth below:

                                                                MINIMUM FEATURE
PRODUCT LINE                                     WAVELENGTH      SIZE(MICRON)
------------                                   --------------   ---------------
SEMICONDUCTOR/MICRO-MACHINING:
Model 1500 Series............................     gh-line        0.8 - 1.0
Saturn Wafer Stepper.........................      i-line           0.65
Saturn Spectrum 3............................     ghi-line          2.0
Titan Wafer Stepper..........................     gh-line           0.75
XLS (Reduction) Stepper Family:
  Mercury XLS 200............................      i-line           0.35
  Mercury XLS 248............................   DUV (248 nm)        0.25
  XLS 193nm..................................   DUV (193 nm)        0.16
  XLS 157nm..................................   DUV (157 nm)        0.10
PHOTOMASK:
UltraBeam "V" Model..........................       n/a             0.18
THIN-FILM HEAD:
Model 1700 Series............................     gh-line           1.0
Reduction Steppers
  XLS 9800...................................      i-line           0.35
  XLS 9900...................................   DUV (248nm)         0.25

RESEARCH, DEVELOPMENT AND ENGINEERING

    The semiconductor and magnetic recording head manufacturing industries are subject to rapid technological change and new product introductions and enhancements. The Company believes that continued and timely development and introduction of new and enhanced systems are essential for the Company to maintain its competitive position. The Company has made a substantial investment in the research and development of its core optical technology, which the Company believes is critical to its financial results. The Company intends to continue to develop its technology and to develop innovative products and product features to meet customer demands. Current engineering projects include: the continued research and development and process insertion for the Verdant rapid thermal annealing/laser doping systems and technologies; continued development of the Company's 1X and 4X reduction optical products, including the Company's 1X 300mm tool for bump processing and Company's XLS 157nm DUV reduction stepper; and development of larger and more flexible optical systems. Other research and development efforts are currently focused on reliability improvement; manufacturing cost reduction; and performance enhancement and development of new features for existing systems, both for inclusion in the Company's systems and to meet specific customer order requirements. These research and development efforts are undertaken, principally, by the Company's research, development and engineering organizations and costs are generally expensed as incurred. Other operating groups within the Company support the above referenced research, development and engineering efforts, and the associated costs are charged to these organizations as incurred. The Company also has programs devoted to the development of new photolithography systems, including new generations of photolithography systems for existing and new markets, enhancements and extensions of existing photolithography systems for existing and new markets and custom engineering for specific customers.

    The Company has determined that two recent events have transpired which may result in a change in its electron beam technology efforts. The first event is the announced intention of a major semiconductor equipment manufacturer to acquire the market share leader in electron beam technology. The second event is the Company's decision to ensure that its research and development spending is in line with the current stage of the industry's economic cycle and the Company's stated desire to increase stockholder value. As a result of these two events, the Company is evaluating its level of spending in electron beam technology and may decide to either continue its efforts in electron beam technology, seek a partner for sharing future development funding in electron beam technology, sell its electron beam technology unit, or otherwise cease operations of its electron beam technology unit. In such a scenario, significant uncertainties exist and circumstances currently unknown may result in the need to recognize an impairment of the Company's electron beam technology assets in future financial periods, although management believes it will be able to realize its net investment in the technology and related net assets. Should an impairment occur, the Company's financial condition and results of operations would be materially adversely impacted. The Company did not recognize any revenue related to its electron beam technology during 1998 and 1999.

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

    The Company has historically devoted a significant portion of its financial resources to research and development programs and expects to continue to allocate significant resources to these efforts in the future. As of December 31, 1999, the Company had approximately 106 full-time employees engaged in research, development, and engineering. For 1999, 1998 and 1997, total research, development, and engineering expenses were approximately
$27.7 million, $26.7 million and $26.4 million, respectively, and represented 24.5%, 32.7% and 17.9% of the Company's net sales, respectively.

SALES AND SERVICE

    The Company markets and sells its products in North America and Europe principally through its direct sales organization. The Company sells its products in the Asia/Pacific region primarily through outside sales organizations. In December 1997, the Company terminated its relationship with its Japanese distributor, Innotech Corporation and has established a direct sales force in Japan. (See "Additional Risk Factors: International Sales; Japanese Market").

    Ultratech's service personnel are based throughout the United States, Europe, Japan and the rest of Asia. The Company currently leases five sales and service offices in the United States outside of California, maintains subsidiaries in the United Kingdom, Japan, Korea and Thailand and leases offices for its branch in Taiwan, to service equipment and support customers in such locations. As part of its customer service, the Company maintains an on-line computerized network of its parts inventory in the United States, Europe and Japan.

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

MANUFACTURING

    The Company performs all of its manufacturing activities (final assembly, system testing and certain subassembly) in clean room environments totaling approximately 46,000 square feet. These facilities are located in California, Massachusetts, and New Jersey. Performing manufacturing operations in California exposes the Company to a higher risk of natural disasters, particularly floods and earthquakes.

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

    The Company procures certain of its critical systems' components, subassemblies and services from a single supplier or a limited group of suppliers in order to ensure overall quality and timeliness of delivery. To date, the Company has been able to obtain adequate services and supplies of components and subassemblies for its systems in a timely manner. However, disruption or termination of certain of these sources could have a material adverse effect on the Company's business, financial condition and results of operations. The Company is relying on outside vendors to manufacture certain components of its products. The Company's reliance on sole or a limited group of suppliers and the Company's increasing reliance on subcontractors involve several risks, including a potential inability to obtain an adequate supply of required components due to the suppliers' failure or inability to provide such components in a timely manner, or at all, and reduced control over pricing and timely delivery of components. Although the timeliness, yield and quality of deliveries to date from the Company's subcontractors have been acceptable, manufacture of certain of these components and subassemblies is an extremely complex process, and long lead-times are required. Any inability to obtain adequate deliveries or any other circumstance that would require the Company to seek alternative sources of supply or to manufacture such components internally could delay the Company's ability to ship its products, which could damage relationships with current and prospective customers and therefore would have a material adverse effect on the Company's business, financial condition and results of operations.

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

COMPETITION

    The capital equipment industry in which the Company operates is intensely competitive. A substantial investment is required to install and integrate capital equipment into a semiconductor or thin film head production line. The Company believes that once a device manufacturer has selected a particular vendor's capital equipment, the manufacturer generally relies upon that equipment for the specific production line application and, to the extent possible, subsequent generations of similar products. Accordingly, it is difficult to achieve significant sales to a particular customer once another vendor's capital equipment has been selected. The Company experiences intense competition worldwide from a number of leading foreign and domestic stepper manufacturers, such as Nikon Inc. ("Nikon"), Canon Inc. ("Canon"), ASM Lithography, Ltd. ("ASML") and Silicon Valley Group ("SVG"), Inc.'s Micralign products, all of which have substantially greater financial, marketing and other resources than the Company. Nikon supplies a 1X stepper for use in the manufacture of liquid crystal displays and Canon, Nikon and ASML offer reduction steppers for thin film head fabrication. Additionally, the XLS reduction stepper product line acquired by the Company from ISI competes directly with advanced reduction steppers offered by Canon, Nikon and ASML. Current thin film head front-end production involves manufacturing steps that require critical feature sizes. Although the reduction stepper product lines acquired address critical feature sizes, additional development of these product lines may be necessary to fully address the unique requirements of thin film head manufacturing. Additionally, ASML has entered the low-cost lithography market. ASML and Nikon have each introduced an i-line step-and-scan system as a lower cost alternative to the DUV step-and-scan system for use on the less critical layers. These systems compete with widefield steppers, such as the Saturn and Titan steppers, for advanced mix-and-match applications. The Company's UltraBeam "V" model electron beam pattern generation system competes against systems produced by ETEC Systems, Inc.; Hitachi, Ltd.; Leica Camera AG; Toshiba and JEOL, Ltd. ("Japan Electron Optical Laboratory"). In addition, the Company believes that the high cost of developing new lithography tools has increasingly caused its competitors to collaborate with customers and other parties in various areas such as research and development, manufacturing and marketing, or to acquire other competitors, thereby resulting in a combined competitive threat with significantly enhanced financial, technical and other resources. The Company expects its competitors to continue to improve the performance of their current products. These competitors have stated that they will introduce new products with improved price and performance characteristics that will compete directly with the Company's products. This could cause a decline in sales or loss of market acceptance of the Company's steppers, and thereby materially adversely affect the Company's business, financial condition and results of operations. There can be no assurance that enhancements to, or future generations of, competing products will not be developed that offer superior cost of ownership and technical performance features. The Company believes that to be competitive, it will require significant financial resources in order to continue to invest in new product development, features and enhancements, to introduce next generation stepper systems on a timely basis, and to maintain customer service and support centers worldwide. In marketing its products, the Company may also face competition from vendors employing other technologies. In addition, increased competitive pressure has led to intensified price-based competition, resulting in lower prices and margins. Should these competitive trends continue, the Company's business, financial condition and operating results would continue to be materially adversely affected. There can be no assurance that the Company will be able to compete successfully in the future.

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

CUSTOMERS, APPLICATIONS AND MARKETS

    The Company sells its systems to semiconductor, photomask, thin film head and micromachining manufacturers located throughout North America, Europe, Japan and the rest of Asia. Semiconductor manufacturers have purchased the model 1500 Series steppers, the Saturn Wafer Stepper, the Titan Wafer Stepper and the XLS product family for the fabrication of microprocessors, microcontrollers, DRAMs, ASICs and other devices. Such systems are used in mix-and-match environments with other lithography tools, as replacements for scanners and contact printers, in start-up fabrication facilities, in packaging for ultrathin and flip chip applications and for high volume, low cost noncritical feature size semiconductor production. The Company's reduction stepper product line, acquired in the Acquisition, will continue to address selected semiconductor markets. Thin film head manufacturers have purchased the model 1700 Series steppers due to their throughput and overall cost of ownership. The XLS 9800, first introduced in 1998, is an i-line reduction stepper designed specifically for the thin film head market. The XLS 9900, a DUV reduction stepper, is also offered to manufacturers of leading-edge TFH devices. Manufacturers of micromachined components have purchased the model 1500 Series steppers and Saturn/Titan wafer stepper families because of high throughput and flexible field size advantages along with cost-effective, submicron imaging capabilities.

    Historically, the Company has sold a substantial portion of its systems to a limited number of customers. In 1999, no single customer accounted for 10% or more of the Company's net sales. Sales to one customer accounted for approximately 25% and 14% of the Company's net sales in 1998 and 1997, respectively. Additionally, in 1997, a second customer accounted for approximately 10% of the Company's net sales. The Company expects that sales to relatively few customers will continue to account for a high percentage of its net sales in the foreseeable future and believes that the Company's financial results depend in significant part upon the success of these major customers, and the Company's ability to meet their future capital equipment needs. Although the composition of the group comprising the Company's largest customers may vary from period to period, the loss of a significant customer or any reduction in orders by any significant customer, including reductions due to market, economic or competitive conditions in the semiconductor or magnetic recording head industries or in the industries that manufacture products utilizing integrated circuits or thin film heads, may have a material adverse effect on the Company's business, financial condition and results of operations. The Company's ability to maintain or increase its sales in the future will depend, in part, upon its ability to obtain orders from new customers as well as the financial condition and success of its customers, the semiconductor and thin film head industries and the economy in general, of which there can be no assurance. (See "Additional Risk Factors: Cyclicality of Semiconductor and Thin Film Head Industries").

    In addition to the business risks associated with the dependence on these major customers, these significant customer concentrations have in the past resulted in significant concentrations of accounts receivable and leases receivable. The formation of significant and concentrated receivables exposes the Company to additional risks, including the risk of default by one or more customers representing a significant portion of the Company's total receivables. During the three month periods ended September 30 and December 31, 1998, the Company recorded significant reserves against its trade accounts receivable and leases receivable. If additional lease and accounts receivable reserves were to be required, the Company's business, financial condition and results of operations would be materially adversely affected.

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

BACKLOG

    The Company schedules production of its systems based upon order backlog, informal customer commitments and general economic forecasts for its targeted markets. The Company includes in its backlog all customer orders for its one-to-one and reduction optical technology systems for which it has accepted purchase order numbers and assigned shipment dates within six months, all customer orders for its electron beam lithography systems for which it has accepted purchase order numbers and assigned shipment dates within one year, as well as all orders for service, spare parts and upgrades. All orders are subject to cancellation or rescheduling by the customer with limited or no penalties. Because of orders received for systems to be shipped in the same quarter in which the order is received, possible changes in system delivery schedules, cancellations of orders and potential delays in system shipments, the Company's backlog at any particular date may not necessarily be representative of actual sales for any succeeding period. As of December 31, 1999, the Company's backlog was approximately $27.8 million, compared with approximately $29.4 million as of December 31, 1998.

EMPLOYEES

    At December 31, 1999, the Company had approximately 476 full-time employees, including 106 engaged in research, development, and engineering, 26 in sales and marketing, 164 in customer service and support, 115 in manufacturing and 65 in general administration and finance. The Company believes any future success, should it occur, would depend, in large part, on its ability to attract and retain highly skilled employees. None of the employees of the Company is covered by a collective bargaining agreement. The Company considers its relationships with its employees to be good.

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

    The Company attempts to mitigate the risk of cyclicality by participating in both the semiconductor and thin film head markets, as well as diversifying into new markets such as photolithography for micromachining and the development of photomasks. Despite such efforts, when one or more of such markets experiences a downturn or slowdown, such as is currently occurring in the thin film head market, the Company's net sales and operating results are materially adversely affected.

    During 1999, 1998 and 1997, approximately 30%, 50% and 50%,respectively, of the Company's net sales were derived from sales to thin film head manufacturers and micromachining customers. The Company believes the TFH market is currently in a state of over-capacity and expects this situation to last for at least the next several quarters. This has and will continue to result in lower sales and delays or deferrals of customer orders from these industries, which will continue to materially adversely affect the Company's business, financial condition and results of operations in the near term. Additionally, the Company is experiencing increased competition in this market from Nikon, Canon and ASML. The Company's business and operating results would be materially adversely affected by continued downturns or slowdowns in the thin film head market or by loss of market share.

    DEVELOPMENT OF NEW PRODUCT LINES; EXPANSION OF OPERATIONS; ASSIMILATION OF ACQUIRED PRODUCT LINES Currently, the Company is devoting significant resources to the development, introduction and commercialization of new products and technologies that are outside the Company's core businesses (see "Research, Development and Engineering"). During 2000, the Company will continue to develop these products and will continue to incur significant operating expenses in the areas of research, development and engineering and general and administrative costs in order to further develop and support these new products. Additionally, gross profit margins and inventory levels may be further adversely impacted in the future by costs associated with the initial production of these new product lines. These costs include, but are not limited to, additional manufacturing overhead, additional inventory write-offs, costs associated with managing multiple sites and the establishment of additional after-sales support organizations. Additionally, there can be no assurance that operating expenses will not increase, relative to sales, as a result of adding additional marketing and administrative personnel, among other costs, to support the Company's new products. If the Company is unable to achieve significantly increased net sales or its sales fall below expectations, the Company's operating results will be materially adversely affected until, among other factors, costs and expenses can be reduced.

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

    The Company has determined that two recent events have transpired which may result in a change in its electron beam technology efforts. The first event is the announced intention of a major semiconductor equipment manufacturer to acquire the market share leader in electron beam technology. The second event is the Company's decision to ensure that its research and development spending is in line with the current stage of the industry's economic cycle and the Company's stated desire to increase stockholder value. As a result of these two events, the Company is evaluating its level of spending in electron beam technology and may decide to either continue its efforts in electron beam technology, seek a partner for sharing future development funding in electron beam technology, sell its electron beam technology unit, or otherwise cease operations of its electron beam technology unit. In such a scenario, significant uncertainties exist and circumstances currently unknown may result in the need to recognize an impairment of the Company's electron beam technology assets in future financial periods, although management believes it will be able to realize its net investment in the technology and related net assets. Should an impairment occur, the Company's financial condition and results of operations would be materially adversely impacted. The Company did not recognize any revenue related to its electron beam technology during 1998 and 1999.

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

    INTERNATIONAL SALES; JAPANESE MARKET International sales accounted for approximately 53%, 47% and 33% of total net sales for the years 1999, 1998 and 1997, respectively. The Company anticipates that international sales, which typically have lower gross margins than domestic sales, principally due to higher field service and support costs, will continue to account for a significant portion of total net sales. As a result, a significant portion of the Company's sales will continue to be subject to certain risks, including unexpected changes in regulatory requirements, difficulty in satisfying existing regulatory requirements, exchange rate fluctuations, tariffs and other barriers, political and economic instability, difficulties in accounts receivable collections, natural disasters, difficulties in staffing and managing foreign subsidiary and branch operations and potentially adverse tax consequences. Although the Company generally transacts its international sales in U.S. dollars, international sales expose the Company to a number of additional risk factors, including fluctuations in the value of local currencies relative to the U.S. dollar, which, in turn, impact the relative cost of ownership of the Company's products and may further impact the purchasing ability of its international customers. In Japan, however, the Company has commenced direct sales operations and orders are typically denominated in Japanese yen. This may subject the Company to a higher degree of risk from currency fluctuations. The Company attempts to mitigate this exposure through the use of foreign exchange contracts. The Company is also subject to the risks associated with the imposition of legislation and regulations relating to the import or export of semiconductors and magnetic recording head products. The Company cannot predict whether quotas, duties, taxes or other charges or restrictions will be implemented by the United States, Japan or any other country upon the importation or exportation of the Company's products in the future. There can be no assurance that any of these factors or the adoption of restrictive policies will not have a material adverse effect on the Company's business, financial condition and results of operations.

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

    CHANGES TO FINANCIAL ACCOUNTING STANDARDS MAY AFFECT THE COMPANY'S REPORTED RESULTS OF OPERATIONS The Company prepares its financial statements to conform with generally accepted accounting principles, or GAAP. GAAP are subject to interpretation by the American Institute of Certified Public Accountants, the SEC and various bodies formed to interpret and create appropriate accounting policies. A change in those policies can have a significant effect on the Company's reported results and may even affect its reporting of transactions completed before a change is announced.

    In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, entitled "Revenue Recognition in Financial Statements." SAB 101 is effective for the Company's first fiscal quarter, ending on March 31, 2000. At the present time, the Company believes that the issuance of SAB 101 will result in the Company recognizing sales of its systems based on installation and customer acceptance, rather than its current practice of recognizing revenue upon shipment. The Company is unsure as to the impact of SAB 101 on reported net sales and results of operations for the quarter ending
March 31, 2000. However, in accordance with the provisions of SAB 101, the Company presently anticipates that it will report a significant cumulative charge relative to a change in accounting principle at the beginning of the quarter ending March 31, 2000. This charge will appear as a non-operating item in the Company's statement of operations.

    In effect, systems shipped but not yet installed and accepted by customers as of December 31, 1999 would be included in the Company's backlog. These systems would be recognized as sales in the quarter in which installation and acceptance by the customer occurs. The Company presently anticipates that a majority of the net sales for the quarter ending March 31, 2000 will result from installation and customer acceptance of systems shipped in preceding periods.

    Accounting policies affecting many other aspects of our business, including rules relating to purchase and pooling-of-interests accounting for business combinations, revenue recognition, in-process research and development charges, employee stock purchase plans and stock option grants, have recently been revised or are under review. Changes to those rules or the questioning of current practices may have a material adverse effect on the Company's reported financial results or on the way it conducts business. In addition, the Company's preparation of financial statements in accordance with GAAP requires that it make estimates and assumptions that affect the recorded amounts of assets and liabilities, disclosure of those assets and liabilities at the date of the financial statements and the recorded amounts of expenses during the reporting period. A change in the facts and circumstances surrounding those estimates could result in a change to the Company's estimates and could impact its future operating results.

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

ITEM 2.  PROPERTIES

    The Company maintains its headquarters and manufacturing operations in San Jose, California in four leased facilities, totaling approximately 228,000 square feet, which contain general administration and finance, marketing and sales, customer service and support, manufacturing and research, development, and engineering. Additionally, the Company leases approximately 21,000 square feet in New Providence, New Jersey for its UltraBeam product line, and approximately 65,000 square feet in Wilmington, Massachusetts for its reduction lithography product lines, which contain manufacturing, research, and development, engineering and general administration. The leases for these facilities expire at various dates from December 2000 to March 2010. The Company also leases 6.4 acres of undeveloped land near its headquarters in San Jose. This lease expires in November 2000. As part of this transaction, the Company presently has segregated $5.5 million of its securities as collateral for certain obligations of the lessor pertaining to this land. The Company also leases four sales and support offices in the United States in Phoenix, Arizona; Allentown, Pennsylvania; Austin, Texas; and Richardson, Texas under leases with terms expiring between one and four years. The Company also maintains a branch office in Taiwan and sales, service and support subsidiaries in Japan, Korea, the United Kingdom and Thailand, with terms expiring between one month and fifteen years. The Company believes that its existing facilities will be adequate to meet its currently anticipated requirements and that suitable additional or substitute space will be available as needed.

ITEM 3.  LEGAL PROCEEDINGS

    The Company is not a party to any material litigation. From time to time, however, the Company may be subject to claims and lawsuits arising in the normal course of business.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    No matters were submitted to a vote of security holders during the fourth quarter ended December 31, 1999.

                      EXECUTIVE OFFICERS OF THE REGISTRANT

    As of December 31, 1999, the executive officers of the Company, who are appointed by and serve at the discretion of the Board of Directors, were as follows:

NAME                                     AGE                 POSITION WITH THE COMPANY
----                                   --------              -------------------------
Arthur W. Zafiropoulo................     60      Chairman of the Board of Directors and Chief
                                                    Executive Officer

Daniel H. Berry......................     54      President and Chief Operating Officer

Bruce R. Wright......................     51      Senior Vice President, Finance, Chief Financial
                                                    Officer and Secretary

    Mr. Zafiropoulo founded the Company in September 1992 to acquire certain assets and liabilities of the Ultratech Stepper Division (the "Predecessor") of General Signal Corporation and, since March 1993, has served as Chief Executive Officer and Chairman of the Board. Additionally, Mr. Zafiropoulo served as President of the Company from March 1993 to March 1996, resumed the position of President of the Company in May 1997 and serves in this capacity until April 1999. Between September 1990 and March 1993, he was President of the Predecessor. From February 1989 to September 1990, Mr. Zafiropoulo was President of General Signal's Semiconductor Equipment Group International, a semiconductor equipment company. From August 1980 to February 1989, Mr. Zafiropoulo was President and Chief Executive Officer of Drytek, Inc., a plasma dry-etch company that he founded in August 1980, and which was later sold to General Signal in 1986. From July 1987 to September 1989, Mr. Zafiropoulo was also President of Kayex, a semiconductor equipment manufacturer, which is a unit of General Signal. Mr. Zafiropoulo is a director of SEMI (Semiconductor Equipment and Materials International), an international trade association representing the semiconductor, flat panel display equipment and materials industry; Semi/Sematech, which represents majority United States-owned and controlled suppliers of equipment, materials and services to the semiconductor manufacturing industry; Advanced Energy Industries, Inc., a leading manufacturer of power conversion and control systems; and Intelligent Reasoning
Systems, Inc., a provider of optical inspection tools which utilize artificial intelligence software for Printed Wiring Assemblies (PWA) and High-Density Interconnect (HDI) markets.

    Mr. Berry has served as Chief Operating Officer and President of the Company since April 1999. Between June 1998 and April 1999, Mr. Berry was the Chief Operating Officer and Executive Vice President of the Company. Between
March 1993 and June 1998, he served as Senior Vice President, Sales and Service of the Company. Between December 1990 and March 1993, he served as Vice President, Sales and Service of the Predecessor. From November 1989 to
December 1990, Mr. Berry was director of international operations for General Signal's Semiconductor Equipment Group International, a semiconductor equipment company. From July 1976 to November 1989, he held various management positions including director of marketing for optical lithography, at Perkin-Elmer Corporation, a semiconductor equipment manufacturer. Prior to Perkin-Elmer, Mr. Berry spent nine years at Bell Laboratories, Murray Hill, New Jersey, working on various optical and lithography development projects. Since December 1998, Mr. Berry has served as a director of Rudolph Technologies, Inc. Flanders, New Jersey, a manufacturer of precision film metrology instruments for semiconductor markets

    Mr. Wright has served as Senior Vice President, Finance, Chief Financial Officer and Secretary of the Company since June 1, 1999. Mr. Wright is responsible for all aspects of finance, legal and information services. Before he joined the Company, Mr. Wright served as Executive Vice President, Finance and CFO of Spectrian Corporation. From 1991 through 1997, Mr. Wright was CFO of Tencor Instruments until its acquisition by KLA Instruments Corporation in 1997, which formed KLA-Tencor Corporation. Mr. Wright holds an MBA degree in Finance and Operations Management from the Massachusetts Institute of Technology, a BS degree in Mechanical Engineering from the California Institute of Technology, and a BA degree in Physics from Pomona College.

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
        MATTERS

    The following table sets forth, for periods indicated, the range of high and low sale prices of the Company's Common Stock, as reported by the National Association of Securities Dealers, Inc.:

FISCAL 1999--FISCAL QUARTER ENDED          MARCH 31   JUNE 30    SEPTEMBER 30   DECEMBER 31
---------------------------------          --------   --------   ------------   -----------
   Market Price:(1) High.................  $20.6250   $15.4688     $15.0625      $19.4375
                    Low..................  $13.6875   $12.9375     $12.5000      $12.7500

FISCAL 1998--FISCAL QUARTER ENDED
-----------------------------------------
   Market Price:(1) High.................  $24.0000   $26.6250     $23.0000      $20.5000
                    Low..................  $18.1250   $18.5000     $14.0000      $12.7500

------------------------

(1) The Company's Common Stock is traded on the Nasdaq Stock
    Market-Registered Trademark- under the symbol UTEK. The market prices per share represent the highest and lowest closing prices for the Company's Common Stock on the Nasdaq National Market during each fiscal quarter. As of December 31, 1999, the Company had approximately 740 stockholders of record.

    The Company's fiscal quarters in 1999 ended on April 3, 1999, July 3, 1999, October 2, 1999 and December 31, 1999, and the Company's fiscal quarters in 1998 ended on April 4, 1998, July 4, 1998, October 3, 1998, and December 31, 1998, respectively. For convenience of presentation, the Company's 1999 fiscal quarters have been shown as ending on March 31, 1999, June 30, 1999, September 30, 1999 and December 31, 1999, and the Company's 1998 fiscal quarters have been shown as ending on March 31, 1998, June 30, 1998, September 30, 1998 and December 31, 1998.

    The Company has not paid cash dividends on its Common Stock since inception, and its Board of Directors presently plans to reinvest the Company's earnings in its business. Accordingly, it is anticipated that no cash dividends will be paid to holders of Common Stock in the foreseeable future.

ITEM 6.  SELECTED FINANCIAL DATA

IN THOUSANDS, EXCEPT PER SHARE DATA    1999     1998***     1997**      1996       1995       1994      1993*      1992*
-----------------------------------  --------   --------   --------   --------   --------   --------   --------   --------
OPERATIONS:
Net sales.........................   $113,123   $ 81,457   $147,349   $193,508   $157,831   $91,344    $54,136    $35,309
Gross profit (loss)...............     44,420     (1,319)    77,678    104,893     82,288    46,037     26,683     17,548
Gross profit (loss) as a percentage
  of net sales....................         39%        (2)%       53%        54%        52%       50%        49%        50%
Operating income (loss)...........   $(11,213)  $(70,426)  $ 18,001   $ 46,678   $ 31,782   $15,291    $ 6,833    $ 2,220
Income (loss) before income taxes
  (benefit).......................     (4,168)   (64,126)    25,094     52,707     36,170    16,445      6,689      2,089
Pre-tax income (loss) as a
  percentage of net sales.........         (4)%      (79)%       17%        27%        23%       18%        12%         6%
Net income (loss).................   $ (4,168)  $(57,944)  $ 17,566   $ 35,311   $ 24,234   $11,019    $ 4,123    $ 1,304
Net income (loss) per
  share--basic....................   $  (0.20)  $  (2.76)  $   0.85   $   1.76   $   1.32   $  0.68        N/A        N/A
Number of shares used in per share
  computation--basic..............     21,279     20,958     20,553     20,079     18,425    16,293        N/A        N/A
Net income (loss) per
  share--diluted..................   $  (0.20)  $  (2.76)  $   0.81   $   1.66   $   1.20   $  0.65        N/A        N/A
Number of shares used in per share
  computation--diluted............     21,279     20,958     21,681     21,271     20,154    16,917        N/A        N/A
BALANCE SHEET:
Cash, cash equivalents and short-
  term investments................   $143,544   $146,107   $164,349   $167,409   $161,356   $50,246    $26,242    $   176
Working capital...................    163,601    166,417    223,226    212,684    176,174    69,368     32,977      6,307
Total assets......................    236,808    245,935    300,001    280,772    245,428   104,789     56,381     16,765
Long-term obligations, less current
  portion.........................         --         --         --         --         --       400        800         --
Stockholders' equity..............    204,214    210,151    263,632    239,947    199,658    80,027     38,091      8,323
OTHER DATA:
Return on average equity..........         (2)%      (24)%        7%        16%        17%       19%        18%        15%
Book value per common share
  outstanding.....................   $   9.55   $   9.96   $  12.68   $  11.81   $  10.08   $  4.84    $  3.00        N/A
Current ratio.....................       6.06       5.81       7.60       6.40       4.94      3.93       2.89       1.76
Long term debt to equity ratio....       0.00       0.00       0.00       0.00       0.00      0.00       0.02       0.00
Capital expenditures..............   $  6,948   $  9,510   $  9,337   $  7,849   $  9,760   $ 7,759    $ 2,752    $   972
Income tax/benefit as percentage of
  pre-tax income/loss.............          0%        10%        30%        33%        33%       33%        38%        38%

QUARTERLY DATA

UNAUDITED, IN THOUSANDS, EXCEPT PER SHARE DATA                  1ST        2ND        3RD        4TH
----------------------------------------------                --------   --------   --------   --------
1999
Net sales...................................................  $25,779    $ 29,284   $ 30,413   $ 27,647
Gross profit................................................    8,721      11,295     13,088     11,316
Operating loss..............................................   (4,377)     (2,725)    (1,195)    (2,916)
Net income (loss)...........................................   (2,529)     (1,074)       434       (999)
Net income (loss) per share--basic..........................  $ (0.12)   $  (0.05)  $   0.02   $  (0.05)
Number of shares used in per share computation--basic.......   21,124      21,264     21,344     21,386
Net income (loss) per share--diluted........................  $ (0.12)   $  (0.05)  $   0.02   $  (0.05)
Number of shares used in per share computation--diluted.....   21,124      21,264     21,740     21,386

1998***
Net sales...................................................  $27,782    $ 22,395   $ 12,359   $ 18,921
Gross profit (loss).........................................   11,864       6,247    (13,803)    (5,627)
Operating loss..............................................   (1,785)    (19,452)   (32,935)   (16,254)
Net income (loss)...........................................      361     (15,364)   (28,166)   (14,775)
Net income (loss) per share--basic..........................  $  0.02    $  (0.74)  $  (1.34)  $  (0.70)
Number of shares used in per share computation--basic.......   20,833      20,895     21,014     21,090
Net income (loss) per share--diluted........................  $  0.02    $  (0.74)  $  (1.34)  $  (0.70)
Number of shares used in per share computation--diluted.....   21,697      20,895     21,014     21,090

------------------------------

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

*** Gross profit (loss) in 1998 includes special charges of $15,231,000 and $11,177,000 in the third and fourth quarters, respectively, relating primarily to the write-down of inventories and provisions for estimated losses on purchase commitments. Results of operations in 1998 include a charge of $12,566,000 in the second quarter, or $0.60 per share--basic and diluted, to reflect acquired in-process research and development incurred in conjunction with the acquisition of ISI, and a related adjustment to operations of $7,458,000 in the fourth quarter, or $0.35 per share, to reduce the in-process research and development charge as a result of the final purchase price allocation. Additionally, results of operations in 1998 include special charges of $5,775,000 and $5,400,000 in the third and fourth quarters, respectively, reflecting provisions for doubtful accounts and leases receivable, provisions for sales returns and allowances and costs associated with a reduction in the Company's workforce.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

    Ultratech develops, manufactures and markets photolithography equipment (steppers) designed to reduce the cost of manufacturing integrated circuits, thin film heads for disk drives and micromachined components. The Company supplies step-and-repeat systems based on one-to-one and reduction optical technologies to customers located throughout North America, Europe, Japan and the rest of Asia. These products range from low-cost systems for high-volume manufacturing to advanced systems for cost-effective production of leading-edge devices and for research and development applications. Additionally, the Company manufactures and markets the UltraBeam "V" Model electron beam pattern generation system based on vector-scan technology for use in the development and production of photomasks for the integrated circuits ("IC") industry.

    The Company has determined that two recent events have transpired which may result in a change in its electron beam technology efforts. The first event is the announced intention of a major semiconductor equipment manufacturer to acquire the market share leader in electron beam technology. The second event is the Company's decision to ensure that its research and development spending is in line with the current stage of the industry's economic cycle and the Company's stated desire to increase stockholder value. As a result of these two events, the Company is evaluating its level of spending in electron beam technology and may decide to either continue its efforts in electron beam technology, seek a partner for sharing future development funding in electron beam technology, sell its electron beam technology unit, or otherwise cease operations of its electron beam technology unit. In such a scenario, significant uncertainties exist and circumstances currently unknown may result in the need to recognize an impairment of the Company's electron beam technology assets in future financial periods, although management believes it will be able to realize its net investment in the technology and related net assets. Should an impairment occur, the Company's financial condition and results of operations would be materially adversely impacted. The Company did not recognize any revenue related to its electron beam technology during 1998 and 1999.

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

RESULTS OF OPERATIONS

    The Company's operating results have fluctuated significantly in the past and will continue to fluctuate significantly in the future. Such variability depends upon a variety of factors, including substantial cyclicality in the Company's target markets; various competitive factors including price-based competition and competition from vendors employing other technologies; the timing and terms of significant orders; lengthy sales cycles for the Company's products; the mix of products sold; inventory and open purchase commitment reserve positions; concentration of credit risk; lengthy development cycles for new products; market acceptance of new products and enhanced versions of the Company's products; delayed shipments to customers due to customer configuration changes and other factors; acquisition activities requiring the devotion of substantial management resources; lengthy manufacturing cycles for the Company's products; the timing of new product announcements and releases by the Company or its competitors; manufacturing inefficiencies associated with the startup of new product introductions; customer concentration; ability to volume produce systems and meet customer requirements; patterns of capital spending by customers; product discounts; changes in pricing by the Company, its competitors or suppliers; political and economic instability throughout the world, in particular the Asia/Pacific region; natural disasters; regulatory changes; and business interruptions related to the Company's occupation of its facilities. The Company's gross profit as a percentage of sales has been and will continue to be significantly affected by a variety of factors, including product discounts and increased competition in the Company's targeted markets; the mix of products sold; inventory and open purchase commitment reserve provisions; the rate of capacity utilization; nonlinearity of shipments during the quarter; the introduction of new products, which typically have higher manufacturing costs until manufacturing efficiencies are realized and are typically discounted more than existing products until the products gain market acceptance; the percentage of international sales, which typically have lower gross margins than domestic sales principally due to higher field service and support costs; and the implementation of subcontracting arrangements.

    The Company derives a substantial portion of its total net sales from sales of a relatively small number of newly manufactured systems, which typically range in price from $800,000 to $2.4 million for the Company's 1X steppers, and $1.5 million to more than $6 million for the Company's reduction steppers. Additionally, the Company's UltraBeam electron beam lithography system is anticipated to sell in a range of $6.0 million to $9.0 million. As a result of these high sale prices, the timing of recognition of revenue from a single transaction has had and will continue to have a significant impact on the Company's net sales and operating results. The Company's backlog at the beginning of a period typically does not include all of the sales needed to achieve the Company's objectives for that period. In addition, orders in backlog are subject to cancellation, delay, deferral or rescheduling by a customer with limited or no penalties. Consequently, the Company's net sales and operating results for a period have been and will continue to be dependent upon the Company obtaining orders for systems to be shipped in the same period in which the order is received. The Company's business and financial results for a particular period could be materially adversely affected if an anticipated order for even one system is not received in time to permit shipment during the particular period. Furthermore, a substantial portion of the Company's net sales has historically been realized near the end of each quarter. Accordingly, the failure to receive anticipated orders or delays in shipments near the end of a particular quarter, due, for example, to reschedulings, delays, deferrals or cancellations by customers, additional customer configuration requirements, or to unexpected manufacturing difficulties or delays in deliveries by suppliers due to their long production lead times or otherwise, has caused and may continue to cause net sales in a particular period to fall significantly below the Company's expectations, which has and could continue to materially adversely affect the Company's operating results for such period. In particular, the long manufacturing cycles of the Company's Titan Wafer Stepper-Registered Trademark-and Saturn Wafer Stepper-Registered Trademark-, and the Company's reduction stepper product offerings (acquired through the acquisition of certain assets and liabilities of ISI in 1998), and the long lead time for lenses and other materials, could cause shipments of such products to be delayed from one quarter to the next, which could materially adversely affect the Company's financial condition and results of operations for a particular quarter. Additionally, the Company has very limited experience in the manufacture of its UltraBeam electron beam pattern generation systems. The UltraBeam systems are extremely complex and the product has significantly long manufacturing and sales cycles, which greatly increase the likelihood of delays in shipments from one quarter to the next. Due to the high list price for these systems, shipment delays would materially adversely affect the Company's financial condition and results of operations for a particular quarter if the shipment was delayed to the following quarter. The impact of these and other factors on the Company's sales and operating results in any future period cannot be forecast with certainty.

    The Company's business has in prior years been subject to seasonality, although the Company believes such seasonality has been masked in recent years by cyclical trends within the semiconductor and thin film head industries. In addition, the need for continued expenditures for research and development, capital equipment, ongoing training and worldwide customer service and support, among other factors, will make it difficult for the Company to reduce its operating expenses in a particular period if the Company fails to achieve its net sales goals for the period. Additionally, the Company continues to operate at less than optimal capacity utilization, resulting in manufacturing inefficiencies that adversely affect the Company's gross margins and results of operations. The Company presently anticipates that this trend will continue for at least the next few quarters.

    The Company presently expects that net sales for the three-month period ending March 31, 2000 will be higher than net sales in the comparable period in 1999. However, due to lack of order visibility, the Company can give no assurance that it will be able to achieve or maintain its current sales levels.

    In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, entitled "Revenue Recognition in Financial Statements." SAB 101 is effective for the Company's first fiscal quarter, ending on March 31, 2000. At the present time, the Company believes that the issuance of SAB 101 will result in the Company recognizing sales of its systems based on installation and customer acceptance, rather than its current practice of recognizing revenue upon shipment. The Company is unsure as to the impact of SAB 101 on reported net sales and results of operations for the quarter ending
March 31, 2000. However, in accordance with the provisions of SAB 101, the Company presently anticipates that it will report a significant cumulative charge relative to a change in accounting principle at the beginning of the quarter ending March 31, 2000. This charge will appear as a non-operating item in the Company's statement of operations.

    In effect, systems shipped but not yet installed and accepted by customers as of December 31, 1999 would be included in the Company's backlog. These systems would be recognized as sales in the quarter in which installation and acceptance by the customer occurs. The Company presently anticipates that a majority of the net sales for the quarter ending March 31, 2000 will result from installation and customer acceptance of systems shipped in preceding periods.

    Irrespective of the impact of SAB 101, the Company presently expects to recognize an operating and net loss for the quarter ending March 31, 2000. These losses may extend to future quarters due, in part, to the significant level of planned research, development and engineering spending, relative to anticipated sales; the current low rate of capacity utilization; and the current backlog and order levels for the Company's products.

    The Company has determined that two recent events have transpired which may result in a change in its electron beam technology efforts. The first event is the announced intention of a major semiconductor equipment manufacturer to acquire the market share leader in electron beam technology. The second event is the Company's decision to ensure that its research and development spending is in line with the current stage of the industry's economic cycle and the Company's stated desire to increase stockholder value. As a result of these two events, the Company is evaluating its level of spending in electron beam technology and may decide to either continue its efforts in electron beam technology, seek a partner for sharing future development funding in electron beam technology, sell its electron beam technology unit, or otherwise cease operations of its electron beam technology unit. In such a scenario, significant uncertainties exist and circumstances currently unknown may result in the need to recognize an impairment of the Company's electron beam technology assets in future financial periods, although management believes it will be able to realize its net investment in the technology and related net assets. Should an impairment occur, the Company's financial condition and results of operations would be materially adversely impacted. The Company did not recognize any revenue related to its electron beam technology during 1998 and 1999.

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

NET SALES

    1999 VS. 1998

    Net sales consist of revenue from system sales, spare parts sales, and service. For the year ended December 31, 1999, net sales were $113.1 million, an increase of 39% as compared with net sales of $81.5 million for 1998. The increase, relative to 1998, was primarily attributed to improved conditions within the semiconductor industry, which has resulted in higher capital spending levels, partially offset by lower front-end equipment sales to the thin film head industry. For the year ended December 31, 1999, the Company's unit system shipments increased 70%, relative to 1998, while the weighted-average selling price of all systems sold declined slightly. Service revenue increased 11% for the year ended December 31, 1999, as compared to 1998, primarily as a result of the acquisition of the product lines and related service business of ISI in June of 1998. Net sales of spare parts and product upgrades declined 9% for the year ended December 31, 1999, as compared to 1998.

    For the year ended December 31, 1999, international net sales were $60.0 million, as compared with $38.5 million for 1998, an increase of 56%. International net sales represented 53% of total net sales for the year ended December 31, 1999, as compared with 47% for 1998. This year-over-year increase, in absolute dollars, was primarily attributed to sales to back-end thin film head manufacturers in Asia, excluding Japan. However, the Company continues to be cautious in its outlook for the Asian markets. The Company believes that the severe currency and equity market fluctuations that have been experienced in recent years by many of the Asian markets has resulted in the past, and may continue to result, in delays, deferrals and cancellations of orders of the Company's products, particularly in the short-term, which would have a material adverse effect on the Company's business, financial condition and results of operations. The Company's operations in foreign countries are not generally subject to significant exchange rate fluctuations, principally because sales contracts for the Company's systems are generally denominated in U.S. dollars. In Japan, however, orders are typically denominated in Japanese yen. This may subject the Company to a higher degree of risk from currency fluctuations. The Company attempts to mitigate this exposure through the use of foreign exchange contracts; however, there can be no assurance of the success of any such efforts. International sales expose the Company to a number of additional risks, including fluctuations in the value of local currencies relative to the U.S. dollar, which, in turn, impact the relative cost of ownership of the Company's products and may place the Company at a competitive disadvantage. (See "Additional Risk Factors: International Sales; Japanese Market").

    During 1997 and 1998, the Company experienced a significant level of shipment delays and purchase order restructuring by several of its customers, and also experienced purchase order cancellations. There can be no assurance that this trend will not continue in the future. Accordingly, the Company can give no assurance that it will be able to achieve or maintain its current or prior level of sales. Additionally, the TFH market is currently in an over-capacity situation. This factor had a material adverse impact on net sales for the quarter ended December 31, 1999 and may further adversely impact net sales for at least the next several quarters.

    The Company presently expects that net sales for the three-month period ending March 31, 2000 will be higher than net sales in the comparable period in 1999. However, due to lack of order visibility, the Company can give no assurance that it will be able to achieve or maintain its current sales levels.

    In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, entitled "Revenue Recognition in Financial Statements." SAB 101 is effective for the Company's first fiscal quarter, ending on March 31, 2000. At the present time, the Company believes that the issuance of SAB 101 will result in the Company recognizing sales of its systems based on installation and customer acceptance, rather than its current practice of recognizing revenue upon shipment. The Company is unsure as to the impact of SAB 101 on reported net sales and results of operations for the quarter ending
March 31, 2000. However, in accordance with the provisions of SAB 101, the Company presently anticipates that it will report a significant cumulative charge relative to a change in accounting principle at the beginning of the quarter ending March 31, 2000. This charge will appear as a non-operating item in the Company's statement of operations.

    In effect, systems shipped but not yet installed and accepted by customers as of December 31, 1999 would be included in the Company's backlog. These systems would be recognized as sales in the quarter in which installation and acceptance by the customer occurs. The Company presently anticipates that a majority of the net sales for the quarter ending March 31, 2000 will result from installation and customer acceptance of systems shipped in preceding periods.

    Because the Company's net sales are subject to a number of risks, including intense competition in the capital equipment industry and the timing and market acceptance of the Company's products, there can be no assurance that the Company will exceed or maintain its current level of net sales for any period in the future. Additionally, the Company believes that the market acceptance and volume production of its XLS advanced reduction stepper (acquired from ISI), and its Titan, Saturn and 1000 series families of wafer steppers, are of critical importance to its future financial results. To the extent that these products do not achieve significant sales due to difficulties involving manufacturing or engineering, the inability to reduce the current long manufacturing cycles for such products, competition, excess capacity in the semiconductor industry, or any other reason, the Company's business, financial condition and results of operations would be materially adversely affected.

    1998 VS. 1997

    For the year ended December 31, 1998, net sales were $81.5 million, a decrease of 45% as compared with net sales of $147.3 million for 1997. The decline, relative to 1997, was primarily attributed to the extremely weak market conditions in the semiconductor industry and the related markets for semiconductor capital equipment. Within this market segment, the Company experienced significantly lower unit system shipments across all product lines. Additionally, the Company experienced lower system shipments for front-end thin film head processing, micromachining applications and the production of photomasks. For the year ended December 31, 1998, the Company's unit system shipments decreased 53%, relative to 1997, while the weighted-average selling price of all systems sold declined slightly. Net sales from spare parts and product upgrades increased 2% for the year ended December 31, 1998, as compared to 1997, primarily as a result of the acquisition of the product lines and related service business of ISI.

    For the year ended December 31, 1998, international net sales were $38.5 million, as compared with $48.4 million for 1997, a decline of 20%. International net sales represented 47% of total net sales for the year ended December 31, 1998, as compared with 33% for 1997. This year-over-year decline, in absolute dollars, was primarily attributed to decreased system sales to the Asian market.

GROSS PROFIT (LOSS)

    1999 VS. 1998

    The Company's gross profit as a percentage of net sales ("gross margin") was 39.3% for the year ended December 31, 1999, as compared with a gross loss as a percentage of net sales of (1.6%) for 1998. In 1998, the Company recognized $26.4 million in special charges related primarily to the write-down of inventories and provisions for estimated losses associated with open purchase commitments. These charges were primarily a result of the Company's lower sales and bookings levels in 1998, revised sales demand forecasts for 1999 and delays in the production-readiness of the Company's electron beam lithography system. In addition to the special charges recognized in 1998, the increase in gross profit as a percentage of net sales in 1999 can be further attributed to significantly higher capacity utilization; favorable changes in product mix; and a lower percentage of service revenue relative to total net sales, which typically has lower standard margins than system sales; partially offset by lower weighted-average selling prices.

    The Company believes that gross profit as a percentage of net sales for the first quarter of 2000 may be comparable to levels achieved during the three-month period ended March 31, 1999. Intense competition in the markets the Company serves may make it difficult for the Company to increase or maintain its current gross margin percentages in the near term.

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

    In addition to the special charges recognized in 1998, the decline in gross profit as a percentage of net sales can be further attributed to significantly lower capacity utilization; lower product margins as a result of higher production costs; unfavorable changes in product mix; a higher percentage of service and spare parts sales relative to total net sales, which typically have lower standard margins than system sales; and continued manufacturing inefficiencies as a result of non-linearity of system shipments and customer cancellations, deferrals and reschedulings.

RESEARCH, DEVELOPMENT AND ENGINEERING EXPENSES

    1999 VS. 1998

    The Company's research, development and engineering expenses were $27.7 million for 1999, as compared with $26.7 million for 1998. The Company continued to invest significant resources in the development and enhancement of its UltraBeam electron beam lithography system and its Verdant rapid thermal annealing/laser doping systems and technologies, together with continued expenditures for its 1X and reduction optical products and technologies. The Company presently expects that the absolute dollar amount of research, development and engineering expenses for the quarter ending March 31, 2000 will be significantly higher, relative to the comparable period in 1999, due primarily to increased spending on its 1X and reduction optical products and technologies.

    1998 VS. 1997

    The Company's research, development and engineering expenses, net of third party funding for certain projects, were $26.7 million for 1998, as compared with $26.4 million for 1997. Despite lower net sales, the Company invested significant resources in the development and enhancement of its UltraBeam electron beam lithography system and in the development of its Verdant rapid thermal annealing/laser doping systems and technologies, together with continued expenditures for its 1X optical products and technologies. Additionally, in 1998 the Company commenced research, development and engineering spending in the area of reduction lithography, as a direct result of the Acquisition.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

    1999 VS. 1998

    Selling, general and administrative expenses were $26.3 million for 1999, as compared with $25.1 million recorded for 1998. As a percentage of net sales, selling, general and administrative expenses decreased to 23.3% of net sales in 1999, as compared to 30.8% of net sales in 1998, primarily as a result of higher net sales and cost containment measures implemented in the second half of 1998. The Company presently anticipates that the absolute dollar amount of selling, general and administrative expenses will increase significantly during the quarter ending March 31, 2000, relative to the comparable period in 1999, primarily as a result of higher anticipated net sales.

    1998 VS. 1997

    Selling, general and administrative expenses were $25.1 million for 1998, as compared with $26.0 million in 1997. As a percentage of net sales, selling, general and administrative expenses increased to 30.8% of net sales in 1998, as compared to 17.7% of net sales in 1997. In 1998, higher general and administrative expenses related to the operations acquired in the Acquisition and higher general and administrative expenses for the Company's Verdant and UltraBeam operations were offset by cost containment measures implemented during the second half of the year. Additionally, lower expenses as are typically associated with a reduction in sales.

ACQUIRED IN-PROCESS RESEARCH AND DEVELOPMENT

    On June 11, 1998, the Company completed the acquisition of substantially all of the assets and the assumption of certain liabilities of Integrated
Solutions, Inc., a privately held manufacturer of i-line and deep ultra-violet reduction lithography systems. As a result, the Company recognized a charge for acquired in-process research and development ("IPR&D") expense of $5.1 million, or $0.24 per share net of tax benefits, representing products in development stage that were not considered to have reached technological feasibility and had no alternative future use.

    The Company's management made certain assessments with respect to the determination of all identifiable assets resulting from, or to be used in, research and development activities as of the acquisition date. Each of these activities was evaluated, by both interviews and data analysis, to determine its state of development and related fair value. The Company's review indicated that the IPR&D had not reached a state of technological feasibility and the underlying technology had no alternative future use to the Company in other research and development projects or otherwise. In the case of IPR&D, fair values of the corresponding technologies were determined using an income approach, which included a discounted future earnings methodology. Under this methodology, the value of the in-process technology was comprised of the total present value of the anticipated net cash flows attributable to the in-process project, discounted to net present value, taking into account the uncertainty surrounding the successful development of the purchased IPR&D.

    The IPR&D associated with the ISI acquisition related to the development of optical and post-optical lithography systems. Included were five projects:
(i) the XLS/ISIS 3160 and 3155 project, which was 73% complete as of the acquisition date; (ii) the Unity project, which was 56% complete as of the acquisition date; (iii) the XLS 193nm Mid-field and 157nm Small-field platforms, which were 70% complete as of the acquisition date; (iv) the Scalpel engineering feasibility project, which was 35% complete as of the acquisition date; and
(v) the EUV stage project, which was 38% complete as of the acquisition date. The aforementioned completion percentages were based on an estimated weighted-average of the time, cost, and complexity required to bring the projects to fruition. The significant technological hurdles remaining to be addressed included: the development of high resolution optical systems with -ffUaxis illumination; the integration of complex sub]systems into production worthy tools with user friendly operator interfaces, while achieving more precise overlay; the ability to design vacuum and inert gas containment systems without unacceptable reductions in throughput; the development of CaF2 optical elements in sizes that have never been built; and the development of an autofocus system that is four times more accurate than any system ever developed. The Company estimated that as of the acquisition date, the remaining research and development work on these projects would cost approximately
$35.0 million and would be completed over the next one to five years. These projects had progressed more slowly than originally projected due to lower than anticipated staffing. The lower staffing levels were a result of the Company's actions to reduce expenses during a period of reduced revenues and earnings. There can be no assurance that the Company will be able to complete the development and successful marketing of any products resulting from the completion of these projects. A failure to successfully develop and market such products could have a material adverse effect on the Company's business, financial condition and results of operations.

    During the first quarter of 1997, the Company completed the acquisition of the assets of Lepton Inc., a developer of electron beam lithography systems. As a result of this acquisition, the Company recognized a charge for technology acquired for a research and development project of $3.6 million, or $0.12 per share, net of related income tax benefits.

SPECIAL CHARGES

    Due primarily to the continued downturn in the thin film head and semiconductor industries, the Company realized significantly lower sales and bookings levels during 1998. As a result, the Company significantly reduced its production demand forecast for 1999 and implemented various cost containment measures beginning in the third quarter of 1998. During the third and fourth quarters of 1998, the Company recognized special charges in the amount of $15.2 million and $11.2 million, respectively, for the write-down of excess inventories and provisions for estimated losses on open purchase commitments. These charges were included in cost of sales.

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

INTEREST AND OTHER INCOME, NET

    Interest and other income, net, which consists primarily of interest income, was $7.4 million for 1999 as compared with $6.7 million for 1998 and $7.3 million for 1997.

INCOME TAXES (BENEFIT)

    The Company did not recognize an income tax benefit on its pre-tax loss for 1999, due to uncertainty related to the utilization of its net operating loss carry-forward. Income taxes (benefit) represented 10% and 30% of income (loss) before income taxes for 1998 and 1997, respectively. The decline in the tax rate for 1998, relative to 1997, is primarily a result of not recognizing a benefit for the 1998 net operating loss carry-forward and certain deferred tax asset reserves recognized during the year.

LIQUIDITY AND CAPITAL RESOURCES

    Net cash provided by operating activities was $9.4 million for the year ended December 31, 1999, as compared with $6.9 million provided by operating activities during 1998. Positive cash flows from operating activities during 1999 were primarily attributed to non-cash charges to income of $12.9 million, a reduction in inventories of $7.8 million, an increase in income taxes payable of $3.5 million, an increase in advance billings of $3.2 million and a reduction of prepaid expenses and other current assets of $3.0 million, partially offset by the net loss of $4.2 million for the year ended December 31, 1999, an increase in accounts receivable of $9.0 million, a decline in accrued expenses of $6.9 million and an increase in other assets of $2.1 million.

    The increase in accounts receivable, as compared with December 31, 1998, was primarily attributed to a combination of higher sales levels and lower levels of accounts receivable sales to third parties, partially offset by improved collections. The Company sells certain of its accounts receivable in order to mitigate its credit risk and to enhance cash flow. Sales of accounts receivable typically precede final customer acceptance of the system. Among other terms and conditions, the agreements include provisions that require the Company to repurchase receivables if certain conditions are present including, but not limited to, disputes with the customer regarding suitability of the product. From time-to-time the Company has repurchased certain accounts and leases receivable in accordance with these terms. At December 31, 1999, $5.6 million of sold accounts receivable were outstanding to third-party financial institutions. The Company may continue to attempt to mitigate the impact of extended payment terms and non-linear shipments by selling a substantial portion of its accounts receivable in the future. There can be no assurance that this financing will be available on reasonable terms, or at all.

    The Company believes that because of the relatively long manufacturing cycle of certain of its systems, particularly newer products, the Company's inventories will continue to represent a significant portion of working capital. Additionally, as of December 31, 1999, the Company had approximately
$4.7 million of net inventories and $6.2 million of net long-lived assets related to several new product lines, including its electron beam lithography technologies. As such, these assets may be subject to a greater risk of impairment, which could materially adversely affect the Company's operating results and financial condition.

    The Company has determined that two recent events have transpired which may result in a change in its electron beam technology efforts. The first event is the announced intention of a major semiconductor equipment manufacturer to acquire the market share leader in electron beam technology. The second event is the Company's decision to ensure that its research and development spending is in line with the current stage of the industry's economic cycle and the Company's stated desire to increase stockholder value. As a result of these two events, the Company is evaluating its level of spending in electron beam technology and may decide to either continue its efforts in electron beam technology, seek a partner for sharing future development funding in electron beam technology, sell its electron beam technology unit, or otherwise cease operations of its electron beam technology unit. In such a scenario, significant uncertainties exist and circumstances currently unknown may result in the need to recognize an impairment of the Company's electron beam technology assets in future financial periods, although management believes it will be able to realize its net investment in the technology and related net assets. Should an impairment occur, the Company's financial condition and results of operations would be materially adversely impacted. The Company did not recognize any revenue related to its electron beam technology during 1998 and 1999.

    During the year ended December 31, 1999, the Company used $16.5 million of net cash in its investing activities, primarily as a result of the net investment of $7.5 million in "available-for-sale" securities, capital expenditures of $6.9 million, and $2 million for the purchase of licensed technology.

    For the year ended December 31, 1999, there was $27,000 net cash provided by financing activities, as $1.4 million generated from the issuance of Common Stock pursuant to the exercise of employee stock options and the Company's employee stock purchase plan was partially offset by $1.4 million used in repayment of a note payable.

    At December 31, 1999, the Company had working capital of $163.6 million. The Company's principal sources of liquidity at December 31, 1999 consisted of $143.5 million in cash, cash equivalents and short-term investments.

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

YEAR 2000 DISCLOSURE

    The information provided below constitutes a "Year 2000 Readiness Disclosure" for purposes of the Year 2000 Information and Readiness Disclosure Act.

March 2000 update:

    Through the first two months of the year 2000, the Company's operations around the world are fully functioning and have not experienced any significant issues associated with the Year 2000 problem. Our customer-support operations continue to communicate to us that the Company's customers have not reported any consequential Year 2000 incidents. At the Company's sites worldwide, we have not experienced any significant Year 2000-related issue that would affect our ability to manufacture, ship, sell or service our products. While we are encouraged by the success of our Year 2000 efforts and that of our customers and suppliers, the Company will continue to offer Year 2000 support to customers and monitor our own operations.

    The Company presently estimates that the total cost for the entire Y2K project approximated one million dollars and that there are no significant project costs remaining. However, additional requirements may be identified in the future and unscheduled costs may be incurred. Accordingly, despite favorable results so far, there can be no assurance that the Company, or its vendors, will be able to timely and cost-effectively update its products to avoid Y2K date errors, and this may result in material costs to the Company, including costs associated with detecting and fixing such errors and costs incurred in litigation due to any such errors.

Year 2000 readiness overview:

    Many currently installed computer systems and software products were coded to accept only two digit entries in the attached date code field. Beginning in the year 2000, these date code fields needed to accept four digit entries to distinguish 21(st) century dates from 20(th) century dates. As a result, computer systems and/or software used by many companies needed to be upgraded to comply with such "Year 2000" (Y2K) requirements. The Company has provided an assessment, below, of the state of readiness of its information and non-information technology systems, together with a summary of the status of related testing, remediation and implementation. The Company estimates that the total cost for the entire Y2K project approximated $1.0 million and that the remaining project cost is insignificant. However additional requirements may be identified and unscheduled costs may be incurred as the project proceeds. Accordingly, there can be no assurance that the Company, or its vendors, will be able to timely and cost-effectively update its products to avoid Y2K date errors, and this may result in material costs to the Company, including costs associated with detecting and fixing such errors and costs incurred in litigation due to any such errors.

    Many commentators had predicted that a significant amount of litigation will arise out of year 2000 compliance issues and the Company is aware of several such suits that are currently pending. Because of the unprecedented nature of such litigation and the highly technical nature of the Company's products, there can be no assurance that the Company will not be materially adversely affected by claims related to Y2K compliance. Although the Company presently believes that it has made required changes to the software in its products, it believes that the most likely worst case scenario is from unknown impacts to its customers' manufacturing processes, which could potentially adversely impact product yields and throughput. In addition to possible litigation, the Company could incur substantially higher product returns and warranty related expenses, either of which could materially adversely affect the Company's business, financial condition and results of operations. Additionally, the Company's customers may be required to devote substantial financial resources to their own internal Y2K audit and compliance. This may result in fewer financial resources available to purchase the Company's products, fewer system sales by the Company, and could have a material adverse affect on the Company's business, financial condition and results of operations. The Company believes that its own Y2K efforts have resulted, and may continue to result in, a diversion of management and financial resources, which has further resulted in the delay or deferral of various information technology and engineering projects.

Information technology systems:

    The Company established, for all of its information systems, a Y2K conversion project to address necessary code changes, testing, and implementation and contingency plans. The Company has completed testing and verification of its primary business/information system and has identified the significant potential risks associated with Y2K. The Company believes it has remedied these potential errors and has completed the related compliance testing. The Company has also provided for contingency plans to further minimize risks to its business system associated with Y2K.

    Although the Company is not aware of any remaining material operational issues or costs associated with preparing its internal systems for Y2K, there can be no assurance that the Company will not experience serious unanticipated negative consequences and/or material costs caused by undetected errors or defects in technology used in its internal operating systems, which are composed primarily of third party software and hardware technology. Additionally, although the Company has made inquiries of its key information technology vendors, and has collected and reviewed survey responses, the Company believes it has not been able to obtain adequate assurances from all its key vendors. Even where assurances were received from third parties, there remained a risk that failure of systems and products of other companies on which the Company relies could have a material adverse affect on the Company. Accordingly the Company continues to assess the degree of risk to the Company and to prepare contingency plans. The Company has worked to minimize risk from vendors through understanding and implementing necessary remediation and/or contingency plans. There can be no assurance that such contingency plans will be adequate and that the Company will not incur significant additional costs or business interruptions in connection with such transition, either of which could have a material adverse affect on the Company's business, financial condition and results of operations.

Non-information technology systems:

    The Company has commenced, for all of its key vendors, physical plant and software contained in the products it sells, a Y2K conversion project to address necessary remediation, testing, implementation and contingency plans. The Company believes it has identified and implemented the required changes for its products' hardware and software components to attain Y2K readiness and is currently working with customers to assist in understanding these requirements. The Company has obligations to provide these modifications to customers with systems under warranty or currently under service contract. The Company has commenced the process of installing and testing these upgrades at customer sites and believes this process has been completed on a timely basis. In addressing customer inquiries regarding the Company's Y2K readiness and in making inquiries of the Company's vendors, the Company has adopted the Sematech process for investigating and responding to the Y2K subject. This process includes a survey form, a readiness matrix and a testing scenario.

    Although the Company has made inquiries of its key physical plant and materials vendors in order to assess their state of readiness, and has collected and reviewed survey responses, the Company believes it has not been able to obtain adequate assurances from all its key vendors. Even where assurances are received from third parties, there remains a risk that failure of systems and products of other companies on which the Company relies could have a material adverse affect on the Company. Accordingly the Company continues to assess the degree of risk to the Company and to prepare contingency plans. These contingency plans may result, among other things, in the development of alternative suppliers and the purchase of additional inventories. The Company has worked to minimize risk from vendors through understanding and implementing necessary remediation and/or contingency plans. There can be no assurance that such contingency plans will be adequate and that the Company will not incur significant additional costs or business interruptions in connection with such transition, either of which could have a material adverse affect on the Company's business, financial condition and results of operations.

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

ADOPTION OF THE EURO

    The introduction of a European single currency, the Euro, was initially implemented as of January 1, 1999, and the transition period will continue through Jan 1, 2002. As of December 31, 1999, the adoption of the Euro has not had a material effect on the Company's foreign exchange and hedging activities or the Company's use of derivative instruments. While the Company will continue to evaluate the impact of the Euro introduction over time, based on currently available information, management does not believe that the introduction of the Euro currency will have a material adverse impact on the Company's financial condition or overall trends in results of operations.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    The Company's exposure to market risk due to potential changes in interest rates, relates primarily to the Company's investment portfolio, which consisted primarily of fixed interest rate instruments as of December 31, 1999. The Company maintains a strict investment policy, which is designed to ensure the safety and preservation of its invested funds by limiting market risk and the risk of default.

    The following table presents the hypothetical changes in fair values in the financial instruments held by the Company at December 31, 1999, that are sensitive to changes in interest rates. These instruments are comprised of cash, cash equivalents, short-term investments and restricted long-term investments. These instruments are not leveraged and are held for purposes other than trading. The modeling techniques used measures the change in fair values arising from selected hypothetical changes in interest rates. Assumed market value changes to the Company's portfolio reflects immediate hypothetical parallel shifts in the yield curve of plus or minus 50 basis points (BPS), 100 BPS, and 150 BPS over a twelve-month time horizon. Beginning fair values represent the market principal plus accrued interest for financial reporting purposes at December 31, 1999. Ending fair values comprise the estimated market principal plus accrued interest at a twelve-month time horizon, and assumes no change in the investment principal or portfolio mix. This table estimates the fair value of the portfolio at a twelve-month time horizon:

                                               VALUATION OF SECURITIES GIVEN                     VALUATION OF SECURITIES GIVEN
                                                AN INTEREST RATE DECREASE OF     NO CHANGE IN     AN INTEREST RATE INCREASE OF
                                                       X BASIS POINTS            INTEREST RATE           X BASIS POINTS
                                              --------------------------------   -------------   ------------------------------
SHORT-TERM INVESTMENTS, IN THOUSANDS          (150 BPS)   (100 BPS)   (50 BPS)       0 BPS        50 BPS    100 BPS    150 BPS
------------------------------------          ---------   ---------   --------   -------------   --------   --------   --------
U.S. Treasury securities and obligations of
  U.S. government agencies..................  $ 27,086    $ 26,799    $26,510      $ 26,223      $ 25,936   $ 25,646   $ 25,359
Obligations of states and political
  subdivisions..............................    10,477      10,477     10,477        10,477        10,477     10,477     10,477
U.S. corporate debt securities..............    95,568      95,070     94,571        94,207        93,842     93,344     92,845
                                              --------    --------    --------     --------      --------   --------   --------
  Total short-term investments..............  $133,131    $132,346    $131,558     $130,907      $130,255   $129,467   $128,681
                                              ========    ========    ========     ========      ========   ========   ========

RESTRICTED LONG-TERM INVESTMENTS, IN THOUSANDS
----------------------------------------------
U.S. Treasury securities and obligations of
  U.S. government agencies..................  $  5,422    $  5,416    $ 5,411      $  5,405     $  5,400   $  5,394   $  5,389
U.S. corporate debt securities..............        74          74         74            74           74         74         74
                                              --------    --------    --------     --------     --------   --------   --------
  Total long-term restricted investments....  $  5,496    $  5,490    $ 5,485      $  5,479     $  5,474   $  5,468   $  5,463
                                              ========    ========    ========     ========     ========   ========   ========
                                              $138,627    $137,836    $137,043     $136,386     $135,729   $134,935   $134,144
                                              ========    ========    ========     ========     ========   ========   ========

    The table was developed based on the fact that a 50-BPS move in the Federal Funds Rate has occurred in nine of the last ten years; a 100-BPS move in the Federal Funds Rate has occurred in six of the last ten years; and a 150-BPS move in the Federal Funds Rate has occurred in four for the last ten years.

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

    The Company has not materially altered its investment objectives or criteria and believes that, although the composition of the Company's portfolio has changed from the preceding year, the portfolio's sensitivity to changes in interest rates is materially the same.

    The Company's operations in foreign countries are not generally subject to significant exchange rate fluctuations, principally due to the limited scope of those operations and because sales contracts for the Company's systems are generally denominated in U.S. dollars. In Japan, however, the Company has commenced direct sales operations and orders are typically denominated in Japanese yen. This may subject the Company to a higher degree of risk from currency fluctuations. The Company attempts to mitigate this exposure through the use of foreign exchange contracts. The realized gains and losses on these contracts are deferred and offset against realized and unrealized gains and losses from the settlement of the related yen-denominated receivables. At December 31, 1999 there were approximately $10.6 million outstanding foreign currency forward contracts.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    The Selected Financial Data information contained in Item 6 of Part II hereof is hereby incorporated by reference into this Item 8 of Part II of this form 10-K.

                            ULTRATECH STEPPER, INC.
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                        AND FINANCIAL STATEMENT SCHEDULE

Consolidated Financial Statements included in Item 8:

                                                              PAGE NUMBER
                                                              -----------
Consolidated Balance Sheets--December 31, 1999 and 1998.....     35

Consolidated Statements of Operations--Years ended December
  31, 1999, 1998, and 1997..................................     36

Consolidated Statements of Cash Flows--Years ended December
  31, 1999, 1998 and 1997...................................     37

Consolidated Statements of Stockholders' Equity--Years ended
  December 31, 1999, 1998 and 1997..........................     38

Notes to Consolidated Financial Statements..................   39-54

Report of Ernst & Young LLP, Independent Auditors...........     55

                            ULTRATECH STEPPER, INC.

                          CONSOLIDATED BALANCE SHEETS

                                                              DECEMBER 31,    DECEMBER 31,
IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS                  1999            1998
------------------------------------------------              -------------   -------------
                                          ASSETS
Current assets:
  Cash and cash equivalents.................................    $ 46,978        $ 54,142
  Short-term investments....................................      96,566          91,965
  Accounts receivable, less allowance for doubtful accounts
    of $2,046 in 1999 and $2,196 in 1998....................      19,993          11,023
  Inventories...............................................      28,975          36,750
  Leases receivable--current portion, less allowance for
    doubtful accounts of $1,049 in 1999 and $841 in 1998....       1,354           2,012
  Prepaid expenses and other current assets.................       2,040           5,088
                                                                --------        --------
Total current assets........................................     195,906         200,980

Equipment and leasehold improvements, net...................      20,486          23,319
Restricted investments......................................       5,479           5,510
Leases receivable, less allowance for doubtful accounts of
  $3,244 in 1999 and $5,603 in 1998.........................         282           1,536
Intangible assets, net......................................       8,940           8,438
Other assets................................................       5,715           5,276
                                                                --------        --------
Total assets................................................    $236,808        $245,059
                                                                ========        ========

                           LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Notes payable.............................................    $    490        $  1,881
  Accounts payable..........................................       7,931           8,541
  Accrued expenses..........................................      13,958          20,817
  Advance billings..........................................       4,845           1,694
  Income taxes payable......................................       5,081           1,630
                                                                --------        --------
Total current liabilities...................................      32,305          34,563

Other liabilities...........................................         289             345

Commitments and contingencies

Stockholders' equity:
  Preferred Stock, $.001 par value:
    2,000,000 shares authorized; none issued................          --              --
  Common Stock, $.001 par value:
    40,000,000 shares authorized; issued and outstanding:
    21,392,117 at December 31, 1999 and 21,105,733 at
    December 31, 1998.......................................          21              21
  Additional paid-in capital................................     175,573         174,155
  Accumulated other comprehensive (loss) income, net........      (2,408)            779
  Retained earnings.........................................      31,028          35,196
                                                                --------        --------
Total stockholders' equity..................................     204,214         210,151
                                                                --------        --------
Total liabilities and stockholders' equity..................    $236,808        $245,059
                                                                ========        ========

     See accompanying notes to condensed consolidated financial statements.

                            ULTRATECH STEPPER, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                 YEARS ENDED DECEMBER 31,
                                                              ------------------------------
IN THOUSANDS, EXCEPT PER SHARE AMOUNTS                          1999       1998       1997
--------------------------------------                        --------   --------   --------
Net sales
  Products..................................................  $ 95,473   $ 65,569   $136,677
  Services..................................................    17,650     15,888     10,672
                                                              --------   --------   --------
Total net sales.............................................   113,123     81,457    147,349

Cost of sales
  Cost of products sold.....................................    56,471     46,016     62,995
  Cost of services..........................................    12,232     10,352      6,676
  Write-down of inventory...................................        --     20,559         --
  Provision for estimated losses on purchase commitments....        --      5,849         --
                                                              --------   --------   --------
Gross profit (loss).........................................    44,420     (1,319)    77,678
Research, development, and engineering......................    27,678     26,654     26,431
Selling, general, and administrative........................    26,325     25,115     26,036
Acquired in-process research and development................        --      5,108      3,619
Special charges.............................................        --     11,175      3,450
Amortization of goodwill....................................     1,630      1,055        141
                                                              --------   --------   --------
Operating income (loss).....................................   (11,213)   (70,426)    18,001
Interest expense............................................      (374)      (445)      (165)
Interest and other income, net..............................     7,419      6,745      7,258
                                                              --------   --------   --------
Income (loss) before income taxes (benefit).................    (4,168)   (64,126)    25,094
Income taxes (benefit)......................................        --     (6,182)     7,528
                                                              --------   --------   --------
Net income (loss)...........................................  $ (4,168)  $(57,944)  $ 17,566
                                                              ========   ========   ========

Net income (loss) per share--basic..........................  $  (0.20)  $  (2.76)  $   0.85
Number of shares used in per share computations--basic......    21,279     20,958     20,553

Net income (loss) per share--diluted........................  $  (0.20)  $  (2.76)  $   0.81
Number of shares used in per share computations--diluted....    21,279     20,958     21,681

          See accompanying notes to consolidated financial statements.

                            ULTRATECH STEPPER, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                  YEARS ENDED DECEMBER 31,
                                                              ---------------------------------
IN THOUSANDS                                                    1999        1998        1997
------------                                                  ---------   ---------   ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)...........................................  $  (4,168)  $ (57,944)  $  17,566
Adjustments to reconcile net income (loss) to net cash
  provided by operating activities:
  Depreciation..............................................      8,187       7,672       5,600
  Amortization..............................................      4,370       2,934       1,634
  Loss on disposal of equipment.............................        390       1,179          93
  Deferred income taxes.....................................         --       3,039       4,566
  Write-off of acquired in-process research and
    development.............................................         --       5,108       3,619
  Changes in operating assets and liabilities:
    Accounts receivable.....................................     (8,970)     38,047      (6,102)
    Inventories.............................................      7,775      10,580      (1,813)
    Prepaid expenses and other current assets...............      3,048         677      (1,025)
    Leases receivable--current portion......................        658         396      (2,215)
    Leases receivable--long term............................      1,254       9,818     (10,929)
    Intangible assets.......................................       (133)         --        (160)
    Other assets............................................     (2,132)     (1,747)       (874)
    Accounts payable........................................       (610)     (6,957)      2,895
    Accrued expenses........................................     (6,859)     (4,751)     (6,427)
    Advance billings........................................      3,151          32         226
    Income taxes payable....................................      3,451      (1,404)       (251)
    Other liabilities.......................................        (56)        186        (761)
                                                              ---------   ---------   ---------
Net cash provided by operating activities...................      9,356       6,865       5,642
                                                              ---------   ---------   ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures........................................     (6,948)     (9,510)     (9,337)
Investments in securities...................................   (361,398)   (430,079)   (681,316)
Proceeds from sales of investments..........................     56,047     111,106     165,192
Proceeds from maturing investments..........................    297,823     348,407     515,342
Purchase of certain assets of Lepton Inc....................         --          --      (3,101)
Purchase of certain assets and liabilities of Integrated
  Solutions Inc., net of cash acquired......................         --     (21,819)         --
Purchase of licensed technology.............................     (2,000)         --          --
Restricted investments......................................        (71)       (159)       (175)
                                                              ---------   ---------   ---------
Net cash used in investing activities.......................    (16,547)     (2,054)    (13,395)
                                                              ---------   ---------   ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from (repayments of) notes payable.............     (1,391)      1,787          94
Proceeds from issuance of Common Stock......................      1,418       3,646       3,786
                                                              ---------   ---------   ---------
Net cash provided by financing activities...................         27       5,433       3,880
                                                              ---------   ---------   ---------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS........     (7,164)     10,244      (3,873)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD............     54,142      43,898      47,771
                                                              ---------   ---------   ---------

CASH AND CASH EQUIVALENTS AT END OF PERIOD..................  $  46,978   $  54,142   $  43,898
                                                              =========   =========   =========
Supplemental disclosures of cash flow information:
  Cash paid during the period for:
    Interest................................................  $     337   $     445   $     185
    Income taxes (refund), net..............................     (7,015)        840       3,254
Other non-cash changes
  Systems transferred from inventory to equipment and other
    assets..................................................  $   2,806   $   4,018   $   4,208

          See accompanying notes to consolidated financial statements.

                            ULTRATECH STEPPER, INC.

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                                              STOCKHOLDERS' EQUITY
                                                 -------------------------------------------------------------------------------
                                                    COMMON STOCK       ADDITIONAL   ACCUMULATED OTHER                  TOTAL
                                                 -------------------    PAID-IN       COMPREHENSIVE     RETAINED   STOCKHOLDERS'
IN THOUSANDS                                      SHARES     AMOUNT     CAPITAL       INCOME (LOSS)     EARNINGS      EQUITY
------------                                     --------   --------   ----------   -----------------   --------   -------------
Balance at December 31, 1996...................   20,310      $20       $164,288         $    65        $75,574      $239,947
Net issuance of Common Stock under stock option
  plan and employee stock purchase plan........      476        1          3,785              --             --         3,786
Income tax benefit from stock option and stock
  purchase plan transactions...................       --       --          2,121              --             --         2,121
Amortization of deferred compensation..........       --       --              6              --             --             6
Components of comprehensive income
Net unrealized gain on available-for-sale
  investments, net of tax......................       --       --             --             206             --           206
  Net Income...................................       --       --             --              --         17,566        17,566
                                                                                                                     --------
Total comprehensive income.....................                                                                        17,772
                                                 -------      ---       --------         -------        --------     --------
Balance at December 31, 1997...................   20,786      $21       $170,200         $   271        $93,140      $263,632
                                                 =======      ===       ========         =======        ========     ========
Net issuance of Common Stock under stock option
  plan and employee stock purchase plan........      320       --          3,646              --             --         3,646
Income tax benefit from stock option and stock
  purchase plan transactions...................       --       --            309              --             --           309
Components of comprehensive loss
  Net unrealized gain on available-for-sale
    investments................................       --       --             --             508             --           508
  Net loss.....................................       --       --             --              --        (57,944)      (57,944)
                                                                                                                     --------
Total comprehensive loss.......................                                                                       (57,436)
                                                 -------      ---       --------         -------        --------     --------
Balance at December 31, 1998...................   21,106      $21       $174,155         $   779        $35,196      $210,151
                                                 =======      ===       ========         =======        ========     ========
Net issuance of Common Stock under stock option
  plan and employee stock purchase plan........      286       --          1,418              --             --         1,418
Components of comprehensive loss
  Net unrealized loss on available-for-sale
    investments................................       --       --             --          (3,187)            --        (3,187)
  Net loss.....................................       --       --             --              --         (4,168)       (4,168)
                                                                                                                     --------
Total comprehensive loss.......................                                                                        (7,355)
                                                 -------      ---       --------         -------        --------     --------
Balance at December 31, 1999...................   21,392      $21       $175,573         $(2,408)       $31,028      $204,214
                                                 =======      ===       ========         =======        ========     ========

          See accompanying notes to consolidated financial statements

                            ULTRATECH STEPPER, INC.

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

MAJOR CUSTOMERS

    In 1999, no single customer accounted for 10% or more of the Company's net sales. Sales to one customer accounted for 25% and 14% of the Company's net sales in 1998 and 1997, respectively. Additionally, in 1997, a second customer accounted for 10% of the Company's net sales.

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

ENTERPRISE-WIDE DISCLOSURES

    The Company's products are manufactured in the United States and are sold worldwide. The Company markets internationally through domestic and foreign-based sales and service operations and independent sales organizations. The following table presents enterprise-wide sales to external customers and long-lived assets by geographic region:

(IN THOUSANDS)                                     1999       1998       1997
--------------                                   --------   --------   --------
Net sales:

  United States of America.....................  $ 51,293   $36,192    $ 96,753
  Germany......................................     1,130    10,613       5,288
  Japan........................................    13,201    11,282       7,324
  Rest of world................................    47,499    23,370      37,984
                                                 --------   -------    --------
    Total......................................  $113,123   $81,457    $147,349
                                                 ========   =======    ========
Long-lived assets:

  United States of America.....................  $ 39,458   $42,130    $ 42,030
  Rest of world................................     1,444     1,949         948
                                                 --------   -------    --------
    Total......................................  $ 40,902   $44,079    $ 42,978
                                                 ========   =======    ========

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

                            ULTRATECH STEPPER, INC.

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

    Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash equivalents, short-term investments, trade receivables and long-term customer financing. These credit risks include the potential inability of an issuer or customer to honor their obligations under the terms of the instrument. The Company places its cash equivalents, short-term investments and restricted investments with high credit-quality financial institutions. The Company invests its excess cash in commercial paper, readily marketable debt instruments and collateralized funds of U.S. and state government entities. The Company has established guidelines relative to credit ratings, diversification and maturities that seek to maintain safety and liquidity. A majority of the Company's trade receivables are derived from sales in various geographic areas, principally the U.S., Europe, Japan, and Asia, to large companies within the integrated circuit, thin film head and micromachining industries. The Company performs ongoing credit evaluations of its customers' financial condition and requires collateral, whenever deemed necessary. The Company maintains an allowance for uncollectible accounts and leases receivable based upon expected collectibility and a reserve for estimated returns and allowances. The formation of significant long-term receivables and the granting of extended customer payment terms exposes the Company to additional risks, including potentially higher customer concentration and higher potential operating expenses relating to customer defaults.

    During 1998, the Company put in place a program to sell certain of its accounts receivable to third-party financial institutions, in order to mitigate its credit risk and to enhance cash flow. Sales of accounts receivable typically precede final customer acceptance of the system. Among other terms and conditions, the agreements include provisions that require the Company to repurchase receivables if certain conditions are present including, but not limited to, disputes with the customer regarding suitability of the product, and from time-to-time the Company has repurchased certain accounts receivable in accordance with these terms. At December 31, 1999, $5.6 million of sold accounts receivable were outstanding to third-party financial institutions, as compared with $8.6 million at December 31, 1998.

    As of December 31, 1999, the Company had approximately $4.7 million of inventories and $6.2 million of net long-lived assets related to product lines that are outside of the Company's core technologies. As such, these assets may be subject to a greater risk of impairment.

                            ULTRATECH STEPPER, INC.

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

    The accompanying consolidated financial statements include the accounts of the Company and its subsidiaries, all of which are wholly owned. Intercompany balances and transactions have been eliminated.

    Reclassifications have been made to the prior years' consolidated financial statements to conform to the 1999 presentation.

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

INVESTMENTS

    Management determines the appropriate classification of its investments at the time of purchase and re-evaluates the classification at each balance sheet date. At December 31, 1999 and 1998, all investments in the Company's portfolio were classified as "available for sale," in accordance with the provisions of the Financial Accounting Standards Board (FASB) Statement No. 115, "Accounting for Certain Investments in Debt and Equity Securities." Available-for-sale securities are stated at fair value, with the unrealized gains and losses, net of tax, reported in accumulated other comprehensive income (loss), as a separate component of stockholders' equity.

    The amortized cost of debt securities is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization, as well as interest, dividends, realized gains and losses and declines in value judged to be other than temporary are included in interest and other income, net. The cost of securities sold is based on the specific identification method.

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

    Intangible assets are carried at cost less accumulated amortization, which is being provided on a straight-line basis over the economic lives of the respective assets, generally five to seven years. The

                            ULTRATECH STEPPER, INC.

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
Company applies the provision of FAS No. 121, "Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to be Disposed of," in evaluating its fixed and intangible assets.

    The Company is evaluating its level of spending in electron beam technology and may decide to either continue its efforts in electron beam technology, seek a partner for sharing future development funding in electron beam technology, sell its electron beam technology unit, or otherwise cease operations of its electron beam technology unit. Although management believes it will be able to realize its approximate $10 million net investment in the technology and related net assets. In such a scenario, significant uncertainties exist and circumstances currently unknown may result in the need to recognize an impairment of the Company's electron beam technology assets in future financial periods. Should an impairment occur, the Company's financial condition and results of operations would be materially adversely impacted.

DERIVATIVE INSTRUMENTS AND HEDGING

    Off-balance-sheet transactions, consisting of forward currency contracts, have from time to time been utilized by the Company to hedge obligations denominated in foreign currencies. The Company does not enter into derivative financial instruments for trading purposes. Gains and losses related to qualified accounting hedges of firm commitments are deferred and recognized in interest and other income, net, when the hedged transaction occurs. These gains and losses were immaterial for the years ended December 31, 1999, 1998 and 1997. There were approximately $10.6 million and none of foreign exchange forward contracts outstanding as of December 31, 1999 and 1998, respectively.

IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS AND SEC STAFF ACCOUNTING
  BULLETINS

    In June 1998, the FASB issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities", which establishes accounting and reporting standards for derivative instruments and requires recognition of all derivatives as assets or liabilities in the statement of financial position and measurement of those instruments at fair value. The statement is effective for all fiscal quarters of all fiscal years beginning after June 15, 2000. Because of the Company's minimal use of derivatives, management does not anticipate that the adoption of the new Statement will have a significant effect on earnings or the financial position of the Company.

    In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, entitled "Revenue Recognition in Financial Statements." SAB 101 is effective for the Company's first fiscal quarter, ending on March 31, 2000. At the present time, the Company believes that the issuance of SAB 101 will result in the Company recognizing sales of its systems based on installation and customer acceptance, rather than its current practice of recognizing revenue upon shipment. The Company is unsure as to the impact of SAB 101 on reported net sales and results of operations for the quarter ending
March 31, 2000. However, in accordance with the provisions of SAB 101, the Company presently anticipates that it will report a significant cumulative charge relative to a change in accounting principle at the beginning of the quarter ending March 31, 2000. This charge will appear as a non-operating item in the Company's statement of operations.

REVENUE RECOGNITION

    Sales of the Company's products are generally recorded upon shipment, which usually precedes final customer acceptance, provided that final customer acceptance and collection of the related receivable are

                            ULTRATECH STEPPER, INC.

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) probable. The Company also sells service contracts for which revenue is deferred and recognized ratably over the contract period.

    From time to time, the Company leases its products to customers, typically as sales-type leases, in accordance with the provisions of FASB Statement
No. 13, "Accounting for Leases." These leases generally have a five-year term.

WARRANTY

    The Company generally warrants its products for a period of 12 months from the date of customer acceptance for material and labor to repair the product; accordingly, a provision for the estimated cost of the warranty is recorded at the time revenue is recognized.

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

ACQUIRED IN-PROCESS RESEARCH AND DEVELOPMENT

    On June 11, 1998, the Company completed the acquisition of substantially all of the assets and the assumption of certain liabilities of Integrated
Solutions, Inc. (ISI), a privately held manufacturer of i-line and deep ultra-violet reduction lithography systems. As a result of this acquisition, the Company recognized a charge for acquired in-process research and development expense of $5.1 million in the consolidated statement of operation for the year ended December 31, 1998.

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

                            ULTRATECH STEPPER, INC.

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
SPECIAL CHARGES

    Due primarily to the downturn in the thin film head and semiconductor industries in 1998, the Company realized significantly lower sales and bookings levels during 1998. As a result, the Company significantly reduced its production demand forecast for 1999 and implemented various cost containment measures in the third quarter of 1998. During 1998, the Company recognized special non-cash charges in the amount of $26.4 million for the write-down of excess inventories and provisions for estimated losses on open purchase commitments. These charges were included in cost of sales.

    During 1998, the Company recognized non-cash charges in the amount of $8.6 million related to collection uncertainty of certain accounts and leases receivable and provisions for sales returns and allowances. Additionally, during 1998, the Company recognized cash charges of $2.0 million and non-cash charges of $0.6 million as a result of the reduction in the Company's workforce and the consolidation of certain of its facilities. These charges were included in operating expenses.

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

STOCK-BASED COMPENSATION

    The Company has elected to follow Accounting Principles Board Opinion
No. 25, "Accounting for Stock Issued to Employees" (APB 25), and related Interpretations in accounting for its employee stock options and stock purchase plan. Pro forma information regarding net income (loss) and net income (loss) per share are disclosed as required by the FASB's Statement No. 123, "Accounting for Stock-Based Compensation" (FAS 123), which also requires that the information be determined as if the Company accounted for its stock-based compensation subsequent to December 31, 1994 under the fair value method of that Statement.

                            ULTRATECH STEPPER, INC.

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
BASIC AND DILUTED NET INCOME (LOSS) PER SHARE

    The following sets forth the computation of basic and diluted net income
(loss) per share:

                                                                 YEARS ENDED DECEMBER 31,
                                                              ------------------------------
IN THOUSANDS, EXCEPT PER SHARE AMOUNTS                          1999       1998       1997
--------------------------------------                        --------   --------   --------
Numerator:
  Net income (loss).........................................  $(4,168)   $(57,944)  $17,566
Denominator:
  Denominator for basic net income (loss) per share.........   21,279      20,958    20,553
  Effect of dilutive Employee Stock Options.................       --          --     1,128
                                                              -------    --------   -------
  Denominator for diluted net income (loss) per share.......   21,279      20,958    21,681
                                                              =======    ========   =======
Net income (loss) per share--basic..........................  $ (0.20)   $  (2.76)  $  0.85
                                                              =======    ========   =======
Net income (loss) per share--diluted........................  $ (0.20)   $  (2.76)  $  0.81
                                                              =======    ========   =======

    For the year ended December 31, 1999, options to purchase 3,428,000 shares of Common Stock at an average exercise price of $16.11 were excluded from the computation of diluted net loss per share as the effect would have been anti-dilutive. This compares to the exclusion of 3,169,000 options at an average exercise price of $16.20 for the year ended December 31, 1998, and 392,000 options at an average exercise price of $30.35 for the year ended December 31, 1997. Options are anti-dilutive when the Company has a net loss or when the exercise price of the stock option is greater than the average market price of the Company's Common Stock.

REPORTING COMPREHENSIVE INCOME

    Statement of Financial Accounting Standards No. 130 (FAS 130)"Reporting Comprehensive Income" is effective beginning with the Company's first fiscal quarter of 1998. FAS 130 requires that, for all periods presented, comprehensive income be reported with the same prominence as other financial statements.

    Comprehensive income includes net income plus other comprehensive income. Other comprehensive income for the Company is comprised of changes in unrealized gains or losses on available-for-sale securities, net of tax. Accumulated other comprehensive income and changes thereto at December 31 consist of:

IN THOUSANDS                                                    1999       1998       1997
------------                                                  --------   --------   --------
Accumulated other comprehensive income at beginning of year
  Unrealized gain, net of tax...............................  $   779      $271      $  65

Change of accumulated other comprehensive income (loss)
  during the year
  Unrealized gain (loss) on available-for-sale securities...   (3,187)      508        308
  Tax effect................................................       --        --       (102)
                                                              -------      ----      -----
Accumulated other comprehensive income (loss) at end of
  year......................................................  $(2,408)     $779      $ 271
                                                              =======      ====      =====

                            ULTRATECH STEPPER, INC.

4. INVESTMENTS

    The Company classified all of its investments as "available for sale" as of December 31, 1999 and 1998, in accordance with the provisions of FASB Statement No. 115, "Accounting for Certain Investments in Debt and Equity Securities." Accordingly, the Company states its investments at estimated fair value. Fair values are determined based on quoted market prices or pricing models using current market rates. The Company deems all investments, except those restricted, to be available to meet current working capital requirements.

    The following is a summary of the Company's investments:

                                                   DECEMBER 31, 1999                              DECEMBER 31, 1998
                                      --------------------------------------------   --------------------------------------------
                                                         GROSS                                          GROSS
                                                      UNREALIZED                                     UNREALIZED
                                      AMORTIZED   -------------------   ESTIMATED    AMORTIZED   -------------------   ESTIMATED
SHORT-TERM INVESTMENTS, IN THOUSANDS    COST       GAINS      LOSSES    FAIR VALUE     COST       GAINS      LOSSES    FAIR VALUE
------------------------------------  ---------   --------   --------   ----------   ---------   --------   --------   ----------
U.S. Treasury securities and
  obligations of U.S. government
  agencies..........................  $ 27,027      $ --      $  803     $ 26,224    $ 18,500      $196       $26       $ 18,670
Obligations of states and political
  subdivisions......................    10,477        --          --       10,477      36,158       481        --         36,639
U.S. corporate debt securities......    95,645       120       1,560       94,205      65,045       240        46         65,239
                                      --------      ----      ------     --------    --------      ----       ---       --------
                                      $133,149      $120      $2,363     $130,906    $119,703      $917       $72       $120,548
                                      ========      ====      ======     ========    ========      ====       ===       ========

RESTRICTED LONG-TERM INVESTMENTS, IN THOUSANDS
-----------------------------------------------
U.S. Treasury securities and
  obligations of U.S. government
  agencies..........................  $  5,466      $ --      $   61     $  5,405    $  5,471      $ 47       $11       $  5,507
Obligations of states and political
  subdivisions......................        --        --          --           --          --        --        --             --
U.S. corporate debt securities......        74        --          --           74           3        --        --              3
                                      --------      ----      ------     --------    --------      ----       ---       --------
                                      $  5,540      $ --      $   61     $  5,479    $  5,474      $ 47       $11       $  5,510
                                      ========      ====      ======     ========    ========      ====       ===       ========
                                      $138,689      $120      $2,424     $136,385    $125,177      $964       $83       $126,058
                                      ========      ====      ======     ========    ========      ====       ===       ========

    The following is a reconciliation of the Company's investments to the balance sheet classifications at December 31:

IN THOUSANDS                                                1999       1998
------------                                              --------   --------
Cash equivalents........................................  $ 34,340   $ 28,583
Short-term investments..................................    96,566     91,965
Restricted investments..................................     5,479      5,510
                                                          --------   --------
Investments at estimated fair value.....................  $136,385   $126,058
                                                          ========   ========

    Gross realized gains and losses were not material for the years ended December 31, 1999, 1998 and 1997.

                            ULTRATECH STEPPER, INC.

4. INVESTMENTS (CONTINUED)
    The amortized cost and estimated fair value of the Company's investments at December 31, 1999, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because the issuers of the securities may have the right to prepay obligations without prepayment penalties.

                                                          AMORTIZED
IN THOUSANDS                                                COST      FAIR VALUE
------------                                              ---------   ----------
Due in one year or less.................................  $ 66,370     $ 66,414
Due after one year through five years...................    72,319       69,971
                                                          --------     --------
                                                          $138,689     $136,385
                                                          ========     ========

5. BALANCE SHEET DETAILS

                                                             DECEMBER 31,
                                                          -------------------
IN THOUSANDS                                                1999       1998
------------                                              --------   --------
Inventories:
  Raw materials.........................................  $ 12,589   $ 21,668
  Work-in-process.......................................    13,484      6,808
  Finished products.....................................     2,902      8,274
                                                          --------   --------
    Total...............................................  $ 28,975   $ 36,750
                                                          ========   ========
Equipment and leasehold improvements, net:
  Machinery and equipment...............................  $ 27,703   $ 23,750
  Leasehold improvements................................     3,903      4,960
  Office equipment and furniture........................    19,548     16,543
                                                          --------   --------
                                                          $ 51,154   $ 45,253
  Accumulated depreciation and amortization.............   (30,668)   (21,934)
                                                          --------   --------
    Total...............................................  $ 20,486   $ 23,319
                                                          ========   ========
Accrued expenses:
  Salaries and benefits.................................  $  3,369   $  3,865
  Warranty reserves.....................................     3,997      4,207
  Reserve for losses on purchase order commitments......     2,423      5,849
  Provision for sales return and allowances.............     1,471      2,000
  Other.................................................     2,698      4,896
                                                          --------   --------
    Total...............................................  $ 13,958   $ 20,817
                                                          ========   ========

6. STOCK BASED COMPENSATION

1993 STOCK OPTION PLAN

    Under the Company's 1993 Stock Option Plan, as amended, qualified employees, nonemployee Board members and consultants may receive options to purchase shares of Common Stock at 85% to 100% of fair value at certain specified dates. These options generally vest in equal monthly installments over a period of approximately four years, with a minimum vesting period of twelve months from grant date, and generally

                            ULTRATECH STEPPER, INC.

6. STOCK BASED COMPENSATION (CONTINUED)
expire ten years from date of grant. The plan will terminate on the earlier of January 6, 2003, or the date on which all shares available for issuance under the Plan have been issued. The plan includes a provision to automatically increase the shares reserved for issuance by an amount equal to 1.4% of the total number of shares of Common Stock outstanding on the last trading day of the immediately preceding fiscal year, through the year 2000. Under the plan, approximately 980,000 and 733,000 options were available for issuance at December 31, 1999 and 1998, respectively.

    A summary of the Company's stock option activity, and related information follows:

                                           1999                           1998                           1997
                               ----------------------------   ----------------------------   ----------------------------
                                           WEIGHTED-AVERAGE               WEIGHTED-AVERAGE               WEIGHTED-AVERAGE
                                OPTIONS     EXERCISE PRICE     OPTIONS     EXERCISE PRICE     OPTIONS     EXERCISE PRICE
                               ---------   ----------------   ---------   ----------------   ---------   ----------------
Outstanding at January 1.....  3,168,965        $16.20        2,560,252        $14.94        2,350,208        $12.34
Granted......................    871,800        $13.67        1,132,250        $19.04        1,017,300        $20.37
Exercised....................   (189,273)       $ 1.17         (232,642)       $ 9.01         (379,730)       $ 6.09
Forfeited....................   (423,972)       $18.50         (290,895)       $21.84         (427,526)       $21.49
                               ---------        ------        ---------        ------        ---------        ------
Outstanding at December 31...  3,427,520        $16.11        3,168,965        $16.20        2,560,252        $14.94

    At December 31, 1999, options outstanding were as follows:

                                           OPTIONS OUTSTANDING
                             -----------------------------------------------
                                         WEIGHTED-AVERAGE                          OPTIONS EXERCISABLE
                                            REMAINING                          ----------------------------
                                         CONTRACTUAL LIFE   WEIGHTED-AVERAGE               WEIGHTED-AVERAGE
RANGE OF EXERCISE PRICES      OPTIONS        (YEARS)         EXERCISE PRICE     OPTIONS     EXERCISE PRICE
------------------------     ---------   ----------------   ----------------   ---------   ----------------
$ 0.050 - $12.499..........    474,631         3.43              $ 2.58          474,091        $ 2.58
$12.500 - $14.999..........    678,640         9.03              $13.35           19,860        $13.28
$15.000 - $17.499..........    345,131         7.38              $16.29          199,918        $16.53
$17.500 - $19.999..........  1,473,218         7.90              $17.94          753,543        $17.96
$20.000 - $33.625..........    455,900         6.87              $28.23          368,556        $28.66
                             ---------         ----              ------        ---------        ------
$ 0.050 - $33.625..........  3,427,520         7.31              $16.11        1,815,968        $15.91

EMPLOYEE STOCK PURCHASE PLAN

    In August 1995, the Company established an Employee Stock Purchase Plan. The plan permits virtually all employees to purchase Common Stock through payroll deductions at 85% of the lower of the fair market value of the Common Stock on the first or last day of the offering period. The offering periods are twelve months. Under the Plan, approximately 584,000 shares and 181,000 shares of Common Stock were reserved and available for issuance at December 31, 1999 and 1998, respectively.

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

                            ULTRATECH STEPPER, INC.

6. STOCK BASED COMPENSATION (CONTINUED)

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

                                                              1999          1998          1997
                                                            --------      --------      --------
Expected life (in years): stock options...............         3.5           3.5           3.5
Expected life (in years): Employee Stock Purchase
  Plan................................................         1.0           1.0           1.0
Risk-free interest rate...............................         6.3%          4.6%          5.6%
Volatility factor.....................................        0.54          0.56          0.62
Dividend yield........................................           0%            0%            0%

    The weighted-average expected life of stock options is computed assuming a multiple-point approach with annual vesting periods. The weighted-average fair value per share of stock options granted during 1999, 1998 and 1997 were $5.83, $8.36, and $9.74, respectively.

    The weighted average fair value of purchase rights granted under the Company's Employee Stock Purchase Plan during 1999, 1998 and 1997 were $6.23, $7.64, and $7.73, respectively.

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

IN THOUSANDS, EXCEPT PER SHARE AMOUNTS                          1999       1998       1997
--------------------------------------                        --------   --------   --------
Net income (loss) as reported...............................  $ (4,168)  $(57,944)  $17,566
Pro forma net income (loss) under FAS 123...................  $(10,226)  $(62,174)  $14,453
Net income (loss) per share--basic, as reported.............  $  (0.20)  $  (2.76)  $  0.85
Pro forma net income (loss) per share--basic, under FAS
  123.......................................................  $  (0.49)  $  (3.03)  $  0.71
Net income (loss) per share--diluted, as reported...........  $  (0.20)  $  (2.76)  $  0.81
Pro forma net income (loss) per share--diluted, under FAS
  123.......................................................  $  (0.49)  $  (3.03)  $  0.67

    Because FAS 123 is applicable only to options granted subsequent to December 31, 1994, its pro forma effect was not fully reflected until 1998.

                            ULTRATECH STEPPER, INC.

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

    Shares reserved for issuance under the Plan were 350,000 at December 31, 1999.

8. EMPLOYEE BENEFIT PLANS

EMPLOYEE BONUS PLANS

    The Company currently sponsors a profit sharing plan and an executive incentive bonus plan that distribute employee awards based on the achievement of predetermined operating income targets. The Company has not recognized expense under these various employee bonus plans for 1999, 1998 and 1997.

EMPLOYEE SAVINGS AND RETIREMENT PLAN

    The Company currently sponsors a 401(k) employee salary deferral plan that allows voluntary contributions by all full-time employees of from 1% to 20% of their pretax earnings. Company contributions will be made only if certain predetermined operating income targets are achieved. The Company has not recognized expense relating to this benefit plan for 1999, 1998 and 1997.

9. INCOME TAXES

    The domestic and foreign components of income (loss) before income taxes are as follows:

                                                     YEARS ENDED DECEMBER 31,
                                                  ------------------------------
IN THOUSANDS                                        1999       1998       1997
------------                                      --------   --------   --------
Domestic........................................  $(5,694)   $(65,582)  $23,326
Foreign.........................................    1,526       1,456     1,768
                                                  -------    --------   -------
Income (loss) before income taxes...............  $(4,168)   $(64,126)  $25,094
                                                  =======    ========   =======

                            ULTRATECH STEPPER, INC.

9. INCOME TAXES (CONTINUED)
    Income taxes included the following:

                                                        YEARS ENDED DECEMBER 31,
                                                     ------------------------------
IN THOUSANDS                                           1999       1998       1997
------------                                         --------   --------   --------
Federal:
  Current..........................................   $   --    $(9,847)    $2,142
  Deferred.........................................       --      2,634      3,925
                                                      ------    -------     ------
                                                          --     (7,213)     6,067
State:
  Current..........................................       --         --        365
  Deferred.........................................       --        263        644
                                                      ------    -------     ------
                                                          --        263      1,009
Foreign:
  Current..........................................       --        768        455
  Deferred.........................................       --         --         (3)
                                                      ------    -------     ------
                                                          --        768        452
                                                      ------    -------     ------
Total income tax provision (benefit)...............   $   --    $(6,182)    $7,528
                                                      ======    =======     ======

    The tax benefit associated with stock options and employee stock purchase plan transactions increased tax refunds receivable by $309,000 for 1998, and reduced taxes currently payable by $2,121,000 for 1997, respectively. Such benefits are credited to stockholders' equity when realized.

    The difference between the provision (benefit) for income taxes and the amount computed by applying the U.S. federal statutory rate (35 percent) to income before income taxes is explained below:

                                                      YEARS ENDED DECEMBER 31,
                                                   ------------------------------
IN THOUSANDS                                         1999       1998       1997
------------                                       --------   --------   --------
Tax computed at statutory rate...................  $(1,417)   $(22,444)  $ 8,783
State income taxes, net of federal benefit.......       --         171       656
Foreign sales corporation........................       --          --       (90)
Tax exempt income................................       --      (1,142)   (1,747)
Credits for research and development.............       --      (1,304)     (612)
Losses not benefited.............................    1,320      19,775        --
Other, net.......................................       97      (1,238)      538
                                                   -------    --------   -------
Income tax provision (benefit)...................  $    --    $ (6,182)  $ 7,528
                                                   =======    ========   =======

                            ULTRATECH STEPPER, INC.

9. INCOME TAXES (CONTINUED)
    Significant components of deferred income tax assets and liabilities are as follows:

IN THOUSANDS                                        1999       1998       1997
------------                                      --------   --------   --------
Deferred tax assets:
  Net operating loss carryforwards..............  $  7,848   $     --   $    --
  Inventory valuation...........................    12,676     11,105     3,869
  Bad debt reserve..............................     1,414      2,503       652
  Fixed assets..................................     1,539      2,404        --
  Tax credit carryforwards......................     2,196      1,696       519
  Warranty reserves.............................     1,109        542     2,141
  Accrued vacation..............................       250        136       590
  Other.........................................     4,323      5,419     1,290
                                                  --------   --------   -------
Total deferred tax assets.......................    31,355     23,805     9,061
Valuation allowance.............................   (22,666)   (19,563)       --
                                                  --------   --------   -------
Net deferred tax assets.........................  $  8,689   $  4,242   $ 9,061
                                                  ========   ========   =======
Deferred tax liabilities:
  Lease revenue.................................  $ (1,698)  $ (1,489)  $(1,489)
  Deferred income...............................    (1,372)    (1,185)   (3,919)
  Inventory basis difference....................    (4,778)        --        --
  Other.........................................      (841)    (1,568)     (614)
                                                  --------   --------   -------
Total deferred tax liabilities..................  $ (8,689)  $ (4,242)  $(6,022)
                                                  --------   --------   -------
Net deferred tax assets.........................  $     --   $     --   $ 3,039
                                                  ========   ========   =======

    FASB Statement No. 109 provides for the recognition of deferred tax assets if realization of such assets is more likely than not. Based upon the weight of available evidence, which includes the Company's historical operating performance and the reported cumulative net losses in all prior years, the Company has provided a full valuation allowance against its net deferred tax assets.

    The net valuation allowance increased by $3,103,000 and $19,563,000 during the years ended December 31, 1999 and 1998, respectively. Approximately $750,000 of the valuation allowance is attributed to stock options, the benefit of which will be credited to additional paid in capital when realized.

    As of December 31, 1999, the Company had net operating loss carryforwards for federal and state tax purposes of $21,000,000 and $7,400,000, respectively. The Company also had federal and state research and development tax credit carryforwards of approximately $1,700,000 and $800,000, respectively. The federal and state net operating loss carryforwards will expire at various dates beginning in year 2002 through 2019, if not utilized. The tax credit carryforwards will expire at various dates beginning in 2009 through 2019, if not utilized.

    Utilization of net operating loss and tax credit carryforwards may be subject to a substantial annual limitation due to the ownership change limitation provided by the Internal Revenue Code and similar state provisions. The annual limitation may result in the expiration of the tax credit carryforwards before utilization.

                            ULTRATECH STEPPER, INC.

10. COMMITMENTS AND CONTINGENCIES

    The Company leases its facilities, undeveloped land and certain equipment under operating leases expiring through December, 2015. Under certain of its leasing arrangements, the Company is subject to letter of credit requirements, escalation charges and also retains certain renewal and purchase options. Additionally, the table below is presented net of subleases the Company has executed in the amount of $388,000, expiring through December, 2000. As of December 31, 1999, the minimum annual rental commitments are as follows:

2000...................................  $ 5,409,000
2001...................................    4,643,000
2002...................................    4,397,000
2003...................................    3,738,000
2004...................................    3,633,000
Thereafter.............................   11,944,000
                                         -----------
                                         $33,764,000

    Rent expense was approximately $5,037,000, $5,147,000 and $3,744,000 for the years ended December 31, 1999, 1998 and 1997, respectively.

    The Company presently leases 6.4 acres of land located in San Jose, California. This lease expires in November 2000. As part of this transaction, the Company has segregated a portion of its securities as collateral for the debt obligations of the lessor pertaining to this land. These securities are restricted as to withdrawal, and are managed, subject to certain limitations, by the Company under its investment policy. At December 31, 1999 and 1998, $5.5 million of securities were classified as restricted investments on the consolidated balance sheets.

    The Company is not a party to any material litigation. From time to time, however, the Company may be subject to claims and lawsuits arising in the normal course of business.

11. ACQUISITION

    On June 11, 1998, the Company completed the acquisition of substantially all of the assets and the assumption of certain liabilities of Integrated
Solutions, Inc. (ISI), a privately held manufacturer of i-line and deep ultra-violet reduction lithography systems. The Company accounted for this acquisition based on the purchase method of accounting and allocated the purchase price based on fair values of assets acquired as of the acquisition date. As a result of this acquisition, the Company recognized a charge for acquired in-process research and development expense of $5.1 million. The final purchase price consisted of net cash consideration of approximately
$19.2 million, $2.6 million for transaction costs and $8.9 million for assumed liabilities. Based on the final purchase price allocation, the excess cost over fair value of net assets was $9.1 million, to be amortized on a straight-line basis over a period of three to seven years. As of December 31, 1999, the accumulated amortization related to the excess cost over fair value of this acquisition was $1,150,000. The results of the acquired operations are included from the date of acquisition.

                            ULTRATECH STEPPER, INC.

11. ACQUISITION (CONTINUED)
    The Company's management made certain assessments with respect to the determination of all identifiable assets resulting from, or to be used in, research and development activities as of the acquisition date. Each of these activities was evaluated, by both interviews and data analysis, to determine its state of development and related fair value. The Company's review indicated that the IPR&D had not reached a state of technological feasibility and the underlying technology had no alternative future use to the Company in other research and development projects or otherwise. In the case of IPR&D, fair values of the corresponding technologies were determined using an income approach, which included a discounted future earnings methodology. Under this methodology, the value of the in-process technology is comprised of the total present value of the anticipated net cash flows attributable to the in-process project, discounted to net present value, taking into account the uncertainty surrounding the successful development of the purchased IPR&D.

               REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

To The Board Of Directors and Stockholders Of Ultratech Stepper, Inc.

We have audited the accompanying consolidated balance sheets of Ultratech Stepper, Inc. as of December 31, 1999 and 1998, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1999. Our audits also included the financial statement schedule listed in the index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Ultratech Stepper, Inc. at December 31, 1999 and 1998, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

                                          /s/ ERNST AND YOUNG LLP

San Jose, California
January 25, 2000

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    Not applicable.

                                    PART III

    Certain information required by Part III is omitted from this Report in that the Registrant will file a definitive proxy statement within 120 days after the end of its fiscal year pursuant to Regulation 14A for its 2000 Annual Meeting of Stockholders to be held June 1, 2000 and the information included therein is incorporated herein by reference as set forth below.

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    The information concerning the Company's directors required by this Item is incorporated by reference from the Item captioned "Election of Directors" in the Company's Proxy Statement for the 2000 Annual Meeting of Stockholders (the "Proxy Statement"). The information required by this Item relating to the Company's executive officers is included under the caption "Executive Officers of the Registrant" in Part I, Item 4 of this Annual Report on Form 10-K.

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

    (2) Financial Statement Schedules

       The following consolidated financial statement schedule is included herein:

                                                              PAGE NUMBER
                                                              -----------
Schedule II Valuation and Qualifying Accounts...............  S-1

       Schedules other than those listed above have been omitted since they are either not required, are not applicable, or the required information is shown in the financial statements or related notes.

    (3) Exhibits

       The following exhibits are referenced or included in this report:

       EXHIBIT                                  DESCRIPTION
---------------------                           -----------
 2.1(1)                 Asset Purchase Agreement, dated March 8, 1993, among
                          Registrant, General Signal Corporation and General Signal
                          Technology Corporation.

 3.1(1)                 Amended and Restated Certificate of Incorporation of the
                          Registrant, filed October 6, 1993.

 3.1.1(12)              Amended and Restated Certificate of Incorporation of the
                          Registrant, filed June 17, 1998.

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

 4.6.2(14)              Second Amendment to Shareholder Rights Agreement dated
                          February 11, 1997 between Registrant and BankBoston, N.A.
                          (formerly known as the First National Bank of Boston) as
                          of October 12, 1998, and Certification of Compliance with
                          Section 27 thereof.

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

10.3(8)                 1993 Stock Option/Stock Issuance Plan (Amended and Restated
                          on August 8, 1997).

10.3.1(10)              1993 Stock Option/Stock Issuance Plan (Amended and Restated
                          as of April 27, 1998)

       EXHIBIT                                  DESCRIPTION
---------------------                           -----------
10.3.1(16)(17)          1993 Stock Option/Stock Issuance Plan (Amended and Restated
                          as of January 4, 1999)

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

10.11(5)                1995 Employee Stock Purchase Plan.

10.11(17)               1995 Employee Stock Purchase Plan (Amended and Restated as
                          of March 16, 1999).

10.12(17)               1998 Supplemental Stock Option/Stock Issuance Plan.

10.12(18)               1998 Supplemental Stock Option/ Stock Issuance Plan filed on
                          December 27, 1999 (Amended and Restated as of October 19,
                          1999).

10.15(16)               Employment agreement between Registrant and Mr. Bruce R.
                          Wright, Senior Vice President, Finance and Chief Financial
                          Officer.

11.1(11)                Asset Purchase Agreement, dated May 19, 1998, by and among the Registrant, Ultratech Stepper East, Inc. (formerly
                          known as Ultratech Acquisition Sub, Inc., formerly known
                          as Ultratech Capital, Inc., formerly known as Ultratech
                          Stepper Capital, Inc.), Integrated Solutions, Inc., and
                          Integrated Acquisition Corp.

11.1.1(13)              Amendment to the Asset Purchase Agreement, dated May 19,
                          1998, by and among the Registrant, Ultratech Stepper East,
                          Inc. (formerly known as Ultratech Acquisition Sub, Inc.,
                          formerly known as Ultratech Capital, Inc., formerly known
                          as Ultratech Stepper Capital, Inc.), Integrated Solutions,
                          Inc., and Integrated Acquisition Corp.

11.2 (15)               Sublease between Lam Research Corporation, as Sublessor, and
                          Registrant, as Sublessee dated September 16, 1998,
                          regarding the leased building premises known as 16 Jonspin
                          Road, Wilmington, Massachusetts.

11.3                    Lease Agreement between Montague LLC, As Landlord, and
                          Registrant, As Tenant dated November 22, 1999.

11.4                    Lease Agreement between Judith Ann Spinelli, as lessor, and
                          Registrant, as lessee dated December 28(th), 1999,
                          regarding the leased building premises known as 16 Jonspin
                          Road, Wilmington, Massachusetts.

       EXHIBIT                                  DESCRIPTION
---------------------                           -----------
21                      Subsidiaries of Registrant.

23                      Consent of Ernst & Young LLP, Independent Auditors

24                      Power of Attorney.

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

 (6) Previously filed with the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1996 (Commission File No. 0-22248).

 (7) Previously filed with the Company's Current Report on Form 8-K, dated February 26, 1997.

 (8) Previously filed with the Company's Current Report on Form S-8, dated August 8, 1997.

 (9) Previously filed with the Company's 1997 Annual Report on Form 10-K (Commission File No. 0-22248).

 (10) Previously filed with the Company's Current Report on Form S-8, dated April 27, 1998.

 (11) Previously filed with the Company's Current Report on Form 8-K, dated June 11, 1998.

 (12) Previously filed with the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998 (Commission File No. 0-22248).

 (13) Previously filed with the Company's Current Report on Form 8-K/A, dated August 25, 1998.

 (14) Previously filed with the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1998 (Commission File No. 0-22248).

 (15) Previously filed with the Company's 1998 Annual Report on Form 10-K (Commission File No. 0-22248).

 (16) Previously filed with the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1999 (Commission File No. 0-22248).

 (17) Previously filed with the Company's Current Report on Form S-8, dated August 13, 1999.

 (18) Previously filed with the Company's Current Report on Form S-8, dated December 27, 1999.

 (b) Reports on Form 8-K.

    No reports on Form 8-K were filed during the quarter ended December 31, 1999.

 (c) Exhibits. See list of exhibits under (a)(3) above.

 (d) Financial Statement Schedules. See list of schedules under (a)(2) above.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunder duly authorized.

                                 ULTRATECH STEPPER, INC.

                                 By:         /s/ ARTHUR W. ZAFIROPOULO          Date:  March 24, 2000
                                      ---------------------------------------
                                               Arthur W. Zafiropoulo
                                             CHAIRMAN OF THE BOARD AND
                                              CHIEF EXECUTIVE OFFICER

    Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

                      SIGNATURE                                    TITLE                    DATE
                      ---------                                    -----                    ----
                                                       Chairman of the Board of
              /s/ ARTHUR W. ZAFIROPOULO                  Directors and Chief
     -------------------------------------------         Executive Officer (Principal  March 24, 2000
                Arthur W. Zafiropoulo                    Executive Officer)

                                                       Senior Vice President,
                 /s/ BRUCE R. WRIGHT                     Finance, Chief Financial
     -------------------------------------------         Officer and Secretary         March 24, 2000
                   Bruce R. Wright                       (Principal Financial and
                                                         Accounting Officer)

                  /s/ KENNETH LEVY
     -------------------------------------------       Director                        March 24, 2000
                    Kenneth Levy

                /s/ GREGORY HARRISON
     -------------------------------------------       Director                        March 24, 2000
                  Gregory Harrison

                 /s/ LARRY R. CARTER
     -------------------------------------------       Director                        March 24, 2000
                   Larry R. Carter

                /s/ THOMAS D. GEORGE
     -------------------------------------------       Director                        March 24, 2000
                  Thomas D. George

                  /s/ JOEL GEMUNDER
     -------------------------------------------       Director                        March 24, 2000
                    Joel Gemunder

                                                                     SCHEDULE II

                            ULTRATECH STEPPER, INC.
                       VALUATION AND QUALIFYING ACCOUNTS
                                 (IN THOUSANDS)

                                      BALANCE AT    CHARGED TO   CHARGED TO
                                     BEGINNING OF   COSTS AND      OTHER                      BALANCE AT END
DESCRIPTION                             PERIOD       EXPENSES     ACCOUNTS    DEDUCTIONS(1)     OF PERIOD
-----------                          ------------   ----------   ----------   -------------   --------------
Allowance for doubtful accounts

  Year ended December 31, 1997
    Trade accounts receivable......     $1,151        $2,205        $ --         $(1,098)         $2,258
                                        ======        ======        ====         =======          ======
  Year ended December 31, 1998
    Trade accounts receivable......     $2,258        $1,907        $153         $(2,122)         $2,196
    Leases receivable..............         --         6,444          --              --           6,444
                                        ------        ------        ----         -------          ------
                                        $2,258        $8,351        $153         $(2,122)         $8,640
                                        ======        ======        ====         =======          ======
  Year ended December 31, 1999
    Trade accounts receivable......     $2,196        $    6        $ --         $  (156)         $2,046
    Leases receivable..............      6,444           506         529          (3,186)          4,293
                                        ------        ------        ----         -------          ------
                                        $8,640        $  512        $529         $(3,342)         $6,339
                                        ======        ======        ====         =======          ======

------------------------

(1) Deductions represent write-offs against reserve account balances.