Form 10-Q
period 2000-03-31
ULTRATECH STEPPER INC
filed 2000-05-15
CIK 909791

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

      QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

(Mark One)

   [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             FOR THE QUARTERLY PERIOD ENDED                MARCH 31, 2000
                                                 ------------------------------



   [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             For the transition period from                to
                                            ---------------  -----------------

                  Commission File Number                 0-22248
                                               --------------------------

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

            Yes                   X                         No
                            -------------                         -------------

Indicate the number of shares of the issuer's class of common stock, as of the latest practical date:

          Class                           Outstanding as of May 8, 2000
-------------------------------   ---------------------------------------------
 common stock, $.001 par value                     21,102,309

                             ULTRATECH STEPPER, INC.

                                      INDEX


                                                                                                        Page No.
                                                                                                        --------
PART 1.          FINANCIAL INFORMATION

ITEM 1.          CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                 Condensed Consolidated Balance Sheets as of March 31, 2000 and
                 December 31, 1999......................................................................     3

                 Condensed Consolidated Statements of Operations for the three months
                 ended March 31, 2000 and 1999...........................................................    4

                 Condensed Consolidated Statements of Cash Flows for the three months ended
                 March 31, 2000 and 1999.................................................................    5

                 Notes to Condensed Consolidated Financial Statements....................................    6

ITEM 2.          MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS...........................................   10

ITEM 3.          QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK..............................   24


PART 2.          OTHER INFORMATION

ITEM 1.          LEGAL PROCEEDINGS.......................................................................   25

ITEM 2.          CHANGES IN SECURITIES AND USE OF PROCEEDS...............................................   25

ITEM 3.          DEFAULTS UPON SENIOR SECURITIES.........................................................   25

ITEM 4.          SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.....................................   25

ITEM 5.          OTHER INFORMATION.......................................................................   25

ITEM 6.          EXHIBITS AND REPORTS ON FORM 8-K........................................................   25




SIGNATURES...............................................................................................   26


PART 1. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                        ULTRATECH STEPPER, INC.
                CONDENSED CONSOLIDATED BALANCE SHEETS

                                                        Mar. 31,        Dec. 31,
(in thousands)                                           2000            1999*
--------------------------------------------------------------------------------
ASSETS                                                 (Unaudited)

Current assets:
    Cash, cash equivalents and
     short-term investments                             $132,469        $143,544
    Accounts receivable, net                              18,179          19,993
    Inventories                                           33,476          28,975
    Current portion of leases receivable                     680           1,354
    Prepaid expenses and other
     current assets                                        2,277           2,040
--------------------------------------------------------------------------------
Total current assets                                     187,081         195,906

Equipment and leasehold
  improvements, net                                       21,050          20,486

Restricted long-term investments                           5,564           5,479

Leases receivable, net                                         -             282

Intangible assets, net                                     8,422           8,940

Other assets                                               5,228           5,715
--------------------------------------------------------------------------------

Total assets                                            $227,345        $236,808
================================================================================

--------------------------------------------------------------------------------
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Notes payable                                       $  1,137        $    490
    Accounts payable                                       8,203           7,931
    Deferred income                                       16,163             353
    Other current liabilities                             19,436          23,531
--------------------------------------------------------------------------------
Total current liabilities                                 44,939          32,305

Other liabilities                                            276             289

Stockholders' equity:
    Common stock                                              21              21
    Additional paid-in capital                           175,624         175,573
    Accumulated other comprehensive loss, net             (2,637)         (2,408)
    Retained earnings                                      9,122          31,028
--------------------------------------------------------------------------------
Total stockholders' equity                               182,130         204,214
--------------------------------------------------------------------------------

Total liabilities and stockholders' equity              $227,345        $236,808
================================================================================

* The Balance Sheet as of December 31, 1999 has been derived from the audited financial statements at that date.

SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                            ULTRATECH STEPPER, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (UNAUDITED)


-------------------------------------------------------------------------------------
                                                                  Three Months Ended
                                                                 --------------------
                                                                 Mar. 31,    Mar. 31,
(In thousands, except per share amounts)                           2000        1999
-------------------------------------------------------------------------------------
Net sales:
  Products                                                       $25,727      $21,640
  Services                                                         4,173        4,139
-------------------------------------------------------------------------------------
Total net sales                                                   29,900       25,779

Cost of sales:
  Cost of products sold                                           17,213       13,949
  Cost of services                                                 3,274        3,109
-------------------------------------------------------------------------------------

Total cost of sales                                               20,487       17,058
-------------------------------------------------------------------------------------

Gross profit                                                       9,413        8,721

OPERATING EXPENSES:
  Research, development, and
    engineering                                                    7,076        6,537
  Amortization of goodwill                                           519          306
  Selling, general, and
    administrative                                                 6,553        6,255
-------------------------------------------------------------------------------------

Operating loss                                                    (4,735)      (4,377)

Interest expense                                                     (71)        (121)

Interest and other income, net                                     1,783        1,969
-------------------------------------------------------------------------------------

Loss before cumulative effect of a change in accounting
  principle                                                       (3,023)      (2,529)

Cumulative effect on prior years of the application of SAB 101
  "Revenue Recognition in Financial Statements"                  (18,883)          --
-------------------------------------------------------------------------------------

Net loss                                                        $(21,906)     $(2,529)
=====================================================================================
EARNINGS PER SHARE-BASIC:
  Loss before cumulative effect of a change in accounting
    principle                                                     $(0.14)      $(0.12)
  Cumulative effect on prior years of the application of
    SAB 101 "Revenue Recognition in Financial Statements"         $(0.88)       $0.00
  Net loss                                                        $(1.02)      $(0.12)

Number of shares used in
  per share computations - basic                                  21,442       21,124


EARNINGS PER SHARE-DILUTED
  Loss before cumulative effect of a change in accounting
    principle                                                     $(0.14)      $(0.12)
  Cumulative effect on prior years of the application of
    SAB 101 "Revenue Recognition in Financial Statements"         $(0.88)       $0.00
  Net loss                                                        $(1.02)      $(0.12)

Number of shares used in
  per share computations - diluted                                21,442       21,124
-------------------------------------------------------------------------------------

  SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                            ULTRATECH STEPPER, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (UNAUDITED)


                                                                  Three Months Ended
                                                                 --------------------
                                                                 Mar. 31,    Mar. 31,
(In thousands)                                                     2000        1999
-------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                        $(21,906)     $(2,529)
Charges to income not affecting cash                               3,205        2,603
Change in accounting principle - SAB 101 "Revenue Recognition
  in Financial Statements"                                        18,883           --
Net effect of changes in operating assets
  and liabilities                                                 (8,820)         779
-------------------------------------------------------------------------------------
Net cash provided by (used in) operating activities               (8,638)         853


CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures                                              (2,686)      (1,501)
Net reduction in available-for-sale securities                     3,578       10,422
Segregation of restricted long-term investments                      (87)         (86)
-------------------------------------------------------------------------------------
Net cash provided by investing activities                            805        8,835


CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds (repayment) from issuance of notes payable              647         (224)
Net proceeds from issuance of common stock
  pursuant to employee stock plans                                    51           60
-------------------------------------------------------------------------------------
Net cash provided by (used in) financing activities                  698         (164)

Net increase (decrease) in cash and cash equivalents              (7,135)       9,524

Cash and cash equivalents at beginning
  of period                                                       46,978       54,142
-------------------------------------------------------------------------------------

Cash and cash equivalents at end of period                       $39,843      $63,666
=====================================================================================

  SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                             ULTRATECH STEPPER, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                 MARCH 31, 2000

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

COMPANY AND INDUSTRY INFORMATION - The Company operates in one business segment, which is the manufacture and distribution of photolithography equipment to manufacturers of integrated circuits, thin film heads and micromachined components.

USE OF ESTIMATES - The preparation of the accompanying unaudited condensed consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

REVENUE RECOGNITION - Sales of the Company's products are recorded after the contractual obligation for installation has been satisfied and customer acceptance provisions have lapsed, provided collections of the related accounts receivable are probable. The Company also sells service contracts for which revenue is recognized ratably over the contract period.

From time to time, the Company leases its products to customers typically as sales-type leases, in accordance with the provisions of the Statement of Financial Accounting Statement No. 13, "Accounting for Leases." These leases generally have a five-year term.

The Company previously recognized revenue from the sales of its products generally upon shipment, which usually preceded installation and final customer acceptance, provided that final customer acceptance and collection of the related receivable were probable. Effective January 1, 2000, the Company changed its method of accounting for product sales to recognize such revenues when the contractual obligation for installation has been satisfied, or when installation is substantially complete, and customer acceptance provisions have lapsed, provided collections of the related receivable are probable. The Company believes the change in accounting principle is preferable based on guidance provided in SEC Staff Accounting Bulletin No. 101 (SAB 101), "Revenue Recognition in Financial Statements." The cumulative effect of the change in accounting principle, $18,883,000 (or $.88 per share, basic and diluted) was reported as a charge in the quarter ended March 31, 2000 in the accompanying statement of operations.

The cumulative effect of the change in accounting principle includes system revenue, cost of sales and certain expenses, including warranty and commission expenses, that will be recognized when both installation and customer acceptance provisions are satisfied, subsequent to January 1, 2000.

During the quarter ended March 31, 2000, the Company substantially changed its operations to implement SAB 101. Nearly all system revenue for the period resulted from systems shipped prior to January 1, 2000 and accepted during the quarter. This reflects the Company's traditional time frame for shipment, installation and customer acceptance. The net result of shipments and acceptances during the quarter was a reduction of approximately $5.0 million in deferred income. The Company believes that estimate of its system revenue under its prior method of accounting would not be indicative of results that would have been achieved if the Company had not substantially changed its operations to implement SAB 101.

RECLASSIFICATIONS - Certain condensed consolidated financial statement amounts have been reclassified for consistent presentation.

FISCAL PERIODS: The Company's first fiscal quarter in 2000 and 1999 ended on April 1, 2000 and April 3, 1999, respectively. For convenience of presentation, the Company's financial statements have been shown as having ended on March 31, 2000 and March 31, 1999.

Operating results for the three-month period ended March 31, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000, or any future period.

(2) INVENTORIES

Inventories consist of the following:


                                                             Mar. 31, 2000       Dec. 31, 1999
                                                             -------------       -------------
(In thousands)                                                (Unaudited)
Raw materials.........................................             $13,292             $12,589
Work-in-process.......................................              15,559              13,484
Finished products.....................................               4,625               2,902
                                                             -------------       -------------
                                                                   $33,476             $28,975
                                                             -------------       -------------
                                                             -------------       -------------

(3) OTHER CURRENT LIABILITIES

Other current liabilities consist of the following:


                                                             Mar. 31, 2000       Dec. 31, 1999
                                                             -------------       -------------
(In thousands)                                                (Unaudited)
Salaries and benefits.................................             $ 3,375             $ 3,369
Warranty reserves.....................................               4,325               3,997
Advance billings......................................               3,463               4,845
Income taxes payable..................................               4,973               5,081
Sales returns and allowances..........................                   -               1,471
Reserve for losses on purchase order commitments......               1,477               2,423
Other.................................................               1,823               2,345
                                                             -------------       -------------
                                                                   $19,436             $23,531
                                                             -------------       -------------
                                                             -------------       -------------


(4) COMPUTATION OF NET INCOME (LOSS) PER SHARE

The following sets forth the computation of basic and diluted net income
(loss) per share:

                                                                  Three Months Ended
                                                          -------------------------------
                                                             Mar. 31,            Mar. 31,
(Unaudited, in thousands, except per share amounts)            2000                1999
-----------------------------------------------------------------------------------------
Numerator:
    Loss before cumulative effect of a change in
         accounting principle                                 $ (3,023)        $ (2,529)
    Cumulative effect on prior years of the application
         of SAB 101 "Revenue Recognition in Financial
         Statement"                                            (18,883)               -
                                                           ------------------------------
    Net Loss                                                   (21,906)          (2,529)

Denominator:
    Denominator for basic net income (loss) per share           21,442           21,124
    Effect of dilutive employee stock options                        -                -
                                                           -------------   --------------
    Denominator for diluted net income (loss) per share         21,442           21,124
                                                           -------------   --------------

EARNINGS PER SHARE - BASIC:
    Loss before cumulative effect of a change in
         accounting principle                                 $ (0.14)         $ (0.12)
                                                           =============   ==============
    Cumulative effect on prior years of the application
         of SAB 101 "Revenue Recognition in Financial
         Statement"                                           $ (0.88)         $  0.00
                                                           =============   ==============
    Net loss                                                  $ (1.02)         $ (0.12)
                                                           =============   ==============

EARNINGS PER SHARE - DILUTED:
    Loss before cumulative effect of a change in
         accounting principle                                 $ (0.14)         $ (0.12)
                                                           =============   ==============
    Cumulative effect on prior years of the application
         of SAB 101 "Revenue Recognition in Financial
         Statement"                                           $ (0.88)         $  0.00
                                                           =============   ==============
    Net loss                                                  $ (1.02)         $ (0.12)
                                                           =============   ==============

For the three-month period ended March 31, 2000, options to purchase 3,251,000 shares of Common Stock at an average exercise price of $16.26 were excluded from the computation of diluted net loss per share as the effect would have been antidilutive. This compares to the exclusion of 3,004,000 options at an average exercise price of $16.88 for the three-month period ended March 31, 1999. Options are anti-dilutive when the Company has a net loss or when the exercise price of the stock option is greater than the average market price of the Company's Common Stock.

(5) COMPREHENSIVE LOSS

The components of comprehensive loss are as follows:

                                                Three Months Ended Mar. 31,
                                                ---------------------------
(Unaudited, in thousands)                          2000           1999
---------------------------------------------------------------------------
Net loss.....................................    $(21,906)        $(2,529)
Accumulated other comprehensive loss.........
    Unrealied holding loss on
      available-for-sale securities..........        (231)         (1,016)
    Tax effect...............................           -               -
---------------------------------------------------------------------------
Comprehensive loss                               $(22,137)        $(3,545)

Accumulated other comprehensive loss presented in the accompanying condensed consolidated balance sheets consists entirely of accumulated unrealized holding loss on available-for-sale securities. The unrealized holding loss on available-for-sale securities is not currently adjusted for income taxes as a result of the Company's operating losses.

(6) ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES.

In June 1999, the Financial Accounting Standards Board issued Statement No. 137 (FAS 137), "Accounting for Derivative Instruments and Hedging Activities
- Deferral of the Effective Date of FASB Statement No. 133." FAS 137 amends the Financial Accounting Standards Board issued Statement No. 133 (FAS 133), "Accounting for Derivative Instruments and Hedging Activities" which was issued in June 1998 and was to be effective for all fiscal quarters of fiscal year beginning after June 15, 1999. FAS 137 defers the effective date of FAS 133 to be effective for all fiscal quarters of all fiscal years beginning after June 15, 2000. Accordingly, the Company will adopt the provisions of FAS 133 for its 2001 fiscal year. FAS 133 establishes accounting and reporting standards for derivative instruments and requires recognition of all derivatives as assets or liabilities in the statement of financial position and measurement of those instruments at fair value. Because of the Company's minimal use of derivatives, management does not anticipate that the adoption of the new Statement will have a significant effect on earnings or the financial position of the Company.

(7) SUBSEQUENT EVENTS

In April 2000, the Company's Board of Directors authorized the repurchase by the Company of up to 2.0 million shares of its common stock in the open market at prevailing market prices.

In April 2000, the Company reached a decision to restructure certain of its operations. As a result of this decision, the Company will dispose of its electron beam lithography assets and related workforce and will take a charge against operations in the quarter ending June 30, 2000. There remains significant uncertainty as to the amount of the charge. However, the Company presently anticipates that the negative charge to operations in the quarter ending June 30, 2000 will not exceed $11 million.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

Certain of the statements contained in this report may be considered forward-looking statements that may involve a number of risks and uncertainties. In addition to the factors discussed herein, other factors that could cause actual results to differ materially include the following: cyclicality in the Company's served markets; highly competitive industry; difficulties in assimilating acquired operations; international sales; lengthy sales cycles; customer concentration; rapid technological change and the importance of timely product introductions; future acquisitions; expansion of the Company's current product lines; changes to financial accounting standards, dependence on key personnel; sole or limited sources of supply; intellectual property matters; environmental regulations; effects of certain anti-takeover provisions; volatility of stock price; and the other risk factors listed from time to time in the Company's SEC reports.

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

In April 2000, the Company reached a decision to restructure certain of its operations. As a result of this decision, the Company will dispose of its electron beam lithography assets and related workforce and will take a charge against operations in the quarter ending June 30, 2000. There remains significant uncertainty as to the amount of the charge. However, the Company presently anticipates that the negative charge to operations in the quarter ending June 30, 2000 will not exceed $11 million. The Company determined that two recent events transpired that required a change in its electron beam technology efforts. The first event was the announced intention of a major semiconductor equipment manufacturer to acquire the market share leader in electron beam technology. The second event was the Company's decision to ensure that its research and development spending was in line with the current stage of the industry's economic cycle and the Company's stated desire to increase stockholder value. As a result of these two events, and the Company's inability to timely find a partner for sharing future development funding or a buyer for the technology, the Company decided to dispose of its electron beam technologies and related operations. The Company had not recognized any revenue related to its electron beam technology during 1999 or the first quarter of 2000.

The following discussion should be read in conjunction with the Company's 1999 Annual Report on Form 10-K, which is available upon request.

RESULTS OF OPERATIONS

The Company's operating results have fluctuated significantly in the past and will continue to fluctuate significantly in the future. Such variability depends upon a variety of factors, including substantial cyclicality in the Company's target markets; various competitive factors including price-based competition and competition from vendors employing other technologies; the timing and terms of significant orders; the timing of shipments and customer acceptances; lengthy sales cycles for the Company's products; the mix of products sold; inventory and open purchase commitment reserve positions; changes to financial accounting standards; concentration of credit risk; lengthy development cycles for new products; market acceptance of new products and enhanced versions of the Company's products; delayed shipments to customers due to customer configuration changes and other factors;

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

The Company derives a substantial portion of its total net sales from sales of a relatively small number of newly manufactured systems, which typically range in price from $800,000 to $2.4 million for the Company's 1X steppers, and $1.5 million to more than $6 million for the Company's reduction steppers. As a result of these high sale prices, the timing of recognition of revenue from a single transaction has had and will continue to have a significant impact on the Company's net sales and operating results. The Company's backlog at the beginning of a period typically does not include all of the sales needed to achieve the Company's objectives for that period. In addition, orders in backlog are subject to cancellation, shipment or customer acceptance delays, and deferral or rescheduling by a customer with limited or no penalties. Consequently, the Company's net sales and operating results for a period have been and will continue to be dependent upon the Company obtaining orders for systems to be shipped and accepted in the same period in which the order is received. The Company's business and financial results for a particular period could be materially adversely affected if an anticipated order for even one system is not received in time to permit shipment and customer acceptance during the particular period. Furthermore, a substantial portion of the Company's shipments has historically been realized near the end of each quarter. Delays in installation and customer acceptance due, for example, to the inability of the Company to successfully demonstrate the agreed upon specifications or criteria at the customer's facility, or to the failure of the customer to permit installation of the system in the agreed upon time, may cause net sales in a particular period to fall significantly below the Company's expectations, which may materially adversely affect the Company's operating results for such period. Additionally, the failure to receive anticipated orders or delays in shipments due, for example, to reschedulings, delays, deferrals or cancellations by customers, additional customer configuration requirements, or to unexpected manufacturing difficulties or delays in deliveries by suppliers due to their long production lead times or otherwise, has caused and may continue to cause net sales in a particular period to fall significantly below the Company's expectations, which has and could continue to materially adversely affect the Company's operating results for such period. In particular, the long manufacturing cycles of the Company's Saturn Wafer Stepper(R), and the Company's reduction stepper producT offerings, and the long lead time for lenses and other materials, could cause shipments of such products to be delayed from one quarter to the next, which could materially adversely affect the Company's financial condition and results of operations for a particular quarter.

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

The Company presently expects that net sales for the three-month period ending June 30, 2000 may be flat to higher than net sales in the comparable period in 1999. However, due to lack of order visibility and uncertainty as to the timing of shipments and customer acceptances, the Company can give no assurance that it will be able to achieve or maintain its current sales levels. The Company presently expects to recognize an operating loss for the quarter ending June 30, 2000, exclusive of the charge to dispose of the Company's electron beam assets and related workforce, and may recognize a net loss. These losses may extend to future quarters due, in part, to the significant level of planned research, development and engineering spending, relative to sales; the current low rate of capacity utilization; and the current backlog and order levels for the Company's products.

NET SALES

Net sales consist of revenue from system sales, spare parts sales, and service. For the quarter ended March 31, 2000, net sales were $29.9 million, an increase of 16% as compared with net sales of $25.8 million for the comparable period in 1999. The increase, relative to the 1999 period, was primarily attributed to improved conditions within the semiconductor industry, which has resulted in higher capital spending levels, partially offset by lower equipment sales to the thin film head industry. Substantially all system revenue for the quarter ended March 31, 2000 resulted from systems shipped in 1999 (see discussion of SAB 101, below). Overall, unit sales for the three-month period ended March 31, 2000 increased 50% from the comparable period in 1999, while the weighted-average selling price of all units sold decreased by approximately 6% in the 2000 period, relative to the comparable period in 1999. Service revenue for the three-month period ended March 31, 2000 increased slightly.

The Company previously recognized revenue from the sales of its products generally upon shipment, which usually preceded installation and final customer acceptance, provided that final customer acceptance and collection of the related receivable were probable. Effective January 1, 2000, the Company changed its method of accounting for product sales to recognize such revenues when the contractual obligation for installation has been satisfied, or when installation is substantially complete, and customer acceptance provisions have lapsed, provided collections of the related receivable are probable. The Company believes the change in accounting principle is preferable based on guidance provided in SEC Staff Accounting Bulletin No. 101 (SAB 101), "Revenue Recognition in Financial Statements."

During the quarter ended March 31, 2000, the Company substantially changed its operations to implement SAB 101. Nearly all system revenue for the period resulted from systems shipped prior to January 1, 2000 and accepted during the quarter. This reflects the Company's traditional time frame for shipment, installation and customer acceptance. The net result of shipments and acceptances during the quarter was a reduction of approximately $5.0 million in deferred income. The Company believes that estimate of its system revenue under its prior method of accounting would not be indicative of results that would have been achieved if the Company had not substantially changed its operations to implement SAB 101.

For the quarter ended March 31, 2000, international net sales were $14.4 million, as compared with $11.6 million for the comparable period in 1999. International net sales represented 48% of total net sales for the quarter ended March 31, 2000, as compared with 45% for the comparable period in 1999. The increase in international sales, both in terms of absolute dollars and as a percentage of total net sales, was primarily attributed to higher sales to Japan. The Company's operations in foreign countries are not generally subject to significant exchange rate fluctuations, principally because sales contracts for the Company's systems are generally denominated in U.S. dollars. In Japan, however, orders are typically denominated in Japanese yen. This may subject the Company to a higher degree of risk from currency fluctuations. The Company attempts to mitigate this exposure through the use of foreign exchange contracts; however, there can be no assurance of the success of any such efforts. International sales expose the Company to a number of additional risks, including fluctuations in the value of local currencies relative to the U.S. dollar, which, in turn, impact the relative cost of ownership of the Company's products. (See "Additional Risk Factors:
International Sales; Japanese Market").

In prior years, the Company experienced significant shipment delays and purchase order restructuring by several of its customers, and also experienced purchase order cancellations. There can be no assurance that this trend will not occur in the future. Accordingly, the Company can give no assurance that it will be able to achieve or maintain its current or prior level of sales. Additionally, the thin film head industry is presently in a state of over capacity. This has resulted, and may continue to result, in reduced order levels from this important market, which could continue to materially adversely effect the Company's results of operations. The Company presently expects that net sales for the three-month period ending June 30, 2000 may be flat to higher than net sales in the comparable period in 1999. However, due to lack of order visibility and uncertainty as to the timing of shipments and customer acceptances, the Company can give no assurance that it will be able to achieve or maintain its current sales levels.

Because the Company's net sales are subject to a number of risks, including intense competition in the capital equipment industry and the timing and market acceptance of the Company's products, there can be no assurance that the Company will exceed or maintain its current level of net sales for any period in the future. Additionally, the Company believes that the market acceptance and volume production of its Saturn Spectrum III, XLS advanced reduction stepper and its 1000 series family of wafer steppers, are of critical importance to its future financial results. To the extent that these products do not achieve significant sales due to difficulties involving manufacturing or engineering, the inability to reduce the current long manufacturing cycles for such products, competition, excess capacity in the semiconductor of thin film industry, or any other reason, the Company's business, financial condition and results of operations would be materially adversely affected.

GROSS PROFIT

The Company's gross profit as a percentage of net sales, or gross margin, was 31.5% for the quarter ended March 31, 2000, as compared with a gross margin of 33.8% for the comparable period in 1999. On a comparative basis, gross margins for the quarter ended March 31, 2000 were adversely impacted by competitive pressure on selling prices, high rates of underutilized service capacity and lower gross margins on service revenues.

The Company believes that gross margins for the quarter ending June 30, 2000 may be lower than gross margins achieved during the comparable period a year ago, primarily as a result of anticipated product sales mix and continued pricing pressure from orders presently in backlog. Intense competition in the markets the Company serves, and continued low levels of capacity utilization may make it difficult for the Company to increase or maintain its current gross margin percentages in the near term. The Company is presently increasing inventory purchases based on current and forecasted demand for its Saturn Spectrum III wafer stepper. The purchase of such additional inventories will result in a significantly higher risk of obsolescence, which may require inventory write-offs, which negatively impact gross margins. Additionally, new products generally have lower gross margins until there is widespread market acceptance and until production and after-sales efficiencies can be achieved. Should the Saturn Spectrum III, and the Company's reduction stepper offerings, fail to develop or generate significant market demand, the Company's business, financial condition and results of operations would be materially adversely affected.

RESEARCH, DEVELOPMENT AND ENGINEERING EXPENSES

The Company's research, development and engineering expenses were $7.1 million for the quarter ended March 31, 2000, as compared with $6.5 million for the comparable period in 1999. As a percentage of total net sales, research, development and engineering expenses were 23.7% for the quarter ended March 31, 2000, as compared with 25.3% for the comparable period in 1999. The dollar increase, as compared to the comparable period in 1999, was primarily related to higher spending on the Company's electron beam technology.

The Company continues to invest significant resources in the development and enhancement of its Verdant rapid thermal annealing/laser doping systems and technologies, together with continuing expenditures for its 1X and reduction optical products and technologies. The Company presently expects that the absolute dollar amount of research, development and engineering expenses for the quarter ending June 30, 2000 will decrease, relative to the comparable period a year ago, as a result of the discontinuance of the Company's electron beam technology efforts.

AMORTIZATION OF GOODWILL

Amortization of goodwill was $519,000 for the quarter ended March 31, 2000, as compared with $306,000 for the comparable period in 1999. The additional amortization expense was directly related to intangible assets purchased in December 1999.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses were $6.6 million for the quarter ended March 31, 2000, as compared with $6.3 million for the comparable period in 1999. As a percentage of net sales, selling, general and administrative expenses declined to 21.9% for the quarter ended March 31, 2000, as compared to 24.3% of net sales for the comparable period in 1999. The increase in absolute dollars, as compared with the comparable periods in 1999, was primarily due to higher sales, service and support expenses typically associated with an increase in sales. The Company presently anticipates that selling, general and administrative expenses for the three-month period ending June 30, 2000 will decrease, relative to the comparable period in 1999, due primarily to the discontinuance of the Company's electron beam technology efforts.

INTEREST AND OTHER INCOME, NET

Interest and other income, net, which consists primarily of interest income, was $1.8 million for the quarter ended March 31, 2000, as compared with $2.0 million for the comparable period in 1999. This decrease in interest and other income, net, was primarily related to lower invested balances.

INCOME TAX EXPENSE

The Company did not recognize an income tax benefit on its pre-tax loss for the quarters ended March 31, 2000 and 1999, due to uncertainty related to the utilization of its net operating loss carry-forward.

LIQUIDITY AND CAPITAL RESOURCES

Cash used in operating activities was $8.6 million for the quarter ended March 31, 2000, as compared with net cash provided by operating activities of $0.9 million during the comparable period in 1999. Cash used in operating activities was primarily attributed to the net loss of $21.9 million and a net change in operating assets and liabilities of $8.8 million, partially offset by the non-cash cumulative adjustment from a change in accounting principal of $18.9 million and other non-cash charges to income of $3.2 million. The primary components of the $8.6 million change in operating assets and liabilities were a decrease in deferred income of $5.0 million, an increase in inventories of $4.5 million as a result of increased purchases of reduction stepper parts and assemblies, and a decrease in other current liabilities of $4.1 million, partially offset by a decrease in accounts receivable of $3.7 million and a decrease in leases receivable of $1.0 million.

The Company sells certain of its accounts receivable in order to mitigate its credit risk and to enhance cash flow. Sales of accounts receivable typically precede final customer acceptance of the system. Among other terms and conditions, the agreements include provisions that require the Company to repurchase receivables if certain conditions are present including, but not limited to, disputes with the customer regarding suitability of the product, and from time-to-time the Company has repurchased certain accounts and leases receivable in accordance with these terms. At March 31, 2000, $5.1 million of sold accounts receivable were outstanding to third party financial institutions. The Company may continue to attempt to mitigate the impact of extended payment terms and non-linear shipments by selling a substantial portion of its accounts receivable in the future. There can be no assurance that this financing will be available on reasonable terms, or at all.

The Company believes that because of the relatively long manufacturing cycle of certain of its systems, particularly newer products, the Company's inventories will continue to represent a significant portion of working capital. In particular, the Company is increasing its purchases of inventory for its Saturn Spectrum III wafer stepper. Higher inventory levels may increase the risk of inventory obsolescence, which may adversely impact the Company results of operations.

In April 2000, the Company reached a decision to restructure certain of its operations. As a result of this decision, the Company will dispose of its electron beam lithography assets and related workforce and will take a charge against operations in the quarter ending June 30, 2000. There remains significant uncertainty as to the amount of the charge. However, the Company presently anticipates that the negative charge to operations in the quarter ending June 30, 2000 will not exceed $11 million. Cash expenditures relative to the restructuring are not anticipated to exceed $3 million.

During the quarter ended March 31, 2000, the Company generated cash flows from investing activities of $0.8 million, as net cash generated from a reduction in available-for-sale securities of $3.6 million was partially offset by capital expenditures of $2.7 million.

In April 2000, the Company announced that it had signed a letter of intent to sell a 6.34 acre undeveloped lot adjacent to its headquarters facility in San Jose. The Company presently leases this lot, with an option to purchase. The Company presently anticipates that this transaction will close in the quarter ending September 30, 2000. Although the terms of the agreement have not been disclosed, the transaction is anticipated to result in a non-operating gain that would be recognized in the quarter ending September 30, 2000. This transaction would also eliminate the present requirement of approximately $5.5 of the Company's investments used as collateral to secure obligations of the lessor.

Cash provided by financing activities was $0.7 million during the three-month period ended March 31, 2000, primarily as a result of borrowings under the Company's unsecured line of credit.

In April 2000, the Company's Board of Directors authorized the repurchase by the Company of up to 2.0 million shares of its common stock in the open market at prevailing market prices. The Company intends to finance the repurchase of its shares from its existing cash, cash equivalents and short term investments.

At March 31, 2000, the Company had working capital of $142.1 million. The Company's principal source of liquidity at March 31, 2000 consisted of $132.5 million in cash, cash equivalents and short-term investments.

The development and manufacture of new lithography systems and enhancements are highly capital-intensive. In order to be competitive, the Company must continue to make significant expenditures for capital equipment, sales, service, training and support capabilities; investments in systems, procedures and controls and expansion of operations and research and development, among many other items. The Company expects that anticipated cash flows from operations and its cash, cash equivalents and short-term investments will be sufficient to meet the Company's cash requirements for the next twelve months. Beyond the next twelve months, the Company may require additional equity or debt financing to address its working capital or capital equipment needs. Additionally, the Company may in the future pursue additional acquisitions of complementary product lines, technologies or businesses. Future acquisitions by the Company may result in potentially dilutive issuances of equity securities, the incurrence of debt and contingent liabilities and amortization expenses related to goodwill and other intangible assets, which could materially adversely affect any Company profitability. In addition, acquisitions involve numerous risks, including difficulties in the assimilation of the operations, technologies and products of the acquired companies; the diversion of management's attention from other business concerns; risks of entering markets in which the Company has no or limited direct experience; and the potential loss of key employees of the acquired company. In the event the Company acquires product lines, technologies or businesses which do not complement the Company's business, or which otherwise do not enhance the Company's sales or operating results, the Company may incur substantial write-offs and higher recurring operating costs, which could have a material adverse effect on the Company's business, financial condition and results of operations. In the event that any such acquisition does occur, there can be no assurance as to the effect thereof on the Company's business or operating results. Additionally, the Company may experience renewed interest in its equipment leasing program and this may result in the further formation of significant long-term receivables, which, in turn, would require the use of substantial amounts of working capital. The formation of significant long-term receivables and the granting of extended customer payment terms exposes the Company to additional risks, including potentially higher customer concentration and higher potential operating expenses relating to customer defaults. If reserves on lease receivables were required in the future, the Company's business, financial condition and results of operations could be materially adversely affected. To the extent that the Company's financial resources are insufficient to fund the Company's activities, additional funds will be required. There can be no assurance that additional financing will be available on reasonable terms, or at all.

YEAR 2000 DISCLOSURE:

As of the Company's fiscal month ended April 29, 2000 the Company has not experienced any significant negative impact related to the Year 2000 problem in any of its business-critical functions.

ADOPTION OF THE EURO

The introduction of a European single currency, the Euro, was initially implemented as of January 1, 1999, and the transition period will continue through Jan 1, 2002. As of March 31, 2000, the adoption of the Euro has not had a material effect on the Company's foreign exchange and hedging activities or the Company's use of derivative instruments. While the Company will continue to evaluate the impact of the Euro introduction over time, based on currently available information, management does not believe that the introduction of the Euro currency will have a material adverse impact on the Company's financial condition or overall trends in results of operations.

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

The Company attempts to mitigate the risk of cyclicality by participating in both the semiconductor and thin film head markets, as well as diversifying into new markets such as photolithography for micromachining. Despite such efforts, when one or more of such markets experiences a downturn or slowdown, such as is currently occurring in the thin film head market, the Company's net sales and operating results are materially adversely affected. The Company presently expects that net sales for the three-month period ending June 30, 2000 may be flat to higher than net sales in the comparable period in 1999. However, due to lack of order visibility and uncertainty as to the timing of shipments and customer acceptances, the Company can give no assurance that it will be able to achieve or maintain its current sales levels. . The Company presently expects to recognize an operating loss for the quarter ending June 30, 2000, exclusive of the charge to dispose of the Company's electron beam assets and related workforce, and may recognize a net loss. These losses may extend to future quarters due, in part, to the significant level of planned research, development and engineering spending, relative to sales; the current low rate of capacity utilization; and the current backlog and order levels for the Company's products.

During 1999 and 1998, approximately 30% and 50%, respectively, of the Company's net sales were derived from sales to thin film head manufacturers and micromachining customers. For the first three months of 2000, sales to thin film head manufacturers and micromachining customers accounted for approximately 15% of total net sales. The Company believes the TFH market is currently in a state of over-capacity and expects this situation to last for at least the next several quarters. This has and will continue to result in lower sales and delays or deferrals of customer orders from these industries, which will continue to materially adversely affect the Company's business, financial condition and results of operations in the near term. Additionally, the Company is experiencing increased competition in this market from Nikon, Canon and ASML. The Company's business and operating results would be materially adversely affected by continued downturns or slowdowns in the thin film head market or by loss of market share.

HIGHLY COMPETITIVE INDUSTRY The capital equipment industry in which the Company operates is intensely competitive. A substantial investment is required to install and integrate capital equipment into a semiconductor or thin film head production line. The Company believes that once a device manufacturer has selected a particular vendor's capital equipment, the manufacturer generally relies upon that equipment for the specific production line application and, to the extent possible, subsequent generations of similar products. Accordingly, it is difficult to achieve significant sales to a particular customer once another vendor's capital equipment has been selected. The Company experiences intense competition worldwide from a number of leading foreign and domestic stepper manufacturers, such as Nikon Inc. ("Nikon"), Canon Inc. ("Canon"), ASM Lithography, Ltd. ("ASML") and Silicon Valley Group ("SVG"), Inc.'s Micralign products, all of which have substantially greater financial, marketing and other resources than the Company. Nikon supplies a 1X stepper for use in the manufacture of liquid crystal displays and Canon, Nikon and ASML offer reduction steppers for thin film head fabrication. Additionally, the Company's XLS reduction stepper product line competes directly with advanced reduction steppers offered by Canon, Nikon and ASML. Current thin film head front-end production involves manufacturing steps that require critical feature sizes. Although the reduction stepper product lines address critical feature sizes, additional development of these product lines may be necessary to fully address the unique requirements of thin film head manufacturing. Additionally, ASML has entered the low-cost lithography market. ASML and Nikon have each introduced an i-line step-and-scan system as a lower cost alternative to the DUV step-and-scan system for use on the less critical layers. These systems compete with widefield steppers, such as the Company's Saturn and Titan steppers, for advanced mix-and-match applications. In addition, the Company believes that the high cost of developing new lithography tools has increasingly caused its competitors to collaborate with customers and other parties in various areas such as research and development, manufacturing and marketing, or to acquire other competitors, thereby resulting in a combined competitive threat with significantly enhanced financial, technical and other resources. The Company expects its competitors to continue to improve the performance of their current products. These competitors have stated that they will introduce new products with improved price and performance characteristics that will compete directly with the Company's products. This could cause a decline in sales or loss of market acceptance of the Company's steppers, and thereby materially adversely affect the Company's business, financial condition and results of operations. There can be no assurance that enhancements to, or future generations of, competing products will not be developed that offer superior cost of ownership and technical performance features. The Company believes that to be competitive, it will require significant financial resources in order to continue to invest in new product development, features and enhancements, to introduce next generation stepper systems on a timely basis, and to maintain customer service and support centers worldwide. In marketing its products, the Company may also face competition from vendors employing other technologies. In addition, increased competitive pressure has led to intensified price-based competition, resulting in lower prices and margins. Should these competitive trends continue, the Company's business, financial condition and operating results would continue to be materially adversely affected. There can be no assurance that the Company will be able to compete successfully in the future.

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

DEVELOPMENT OF NEW PRODUCT LINES; EXPANSION OF OPERATIONS   Currently, the
Company is devoting significant resources to the development, introduction and commercialization of new products and technologies that are outside the Company's core businesses. During the remainder of 2000, the Company will continue to develop these products and will continue to incur significant operating expenses in the areas of research, development and engineering and general and administrative costs in order to further develop and support these new products. Additionally, gross profit margins and inventory levels may be further adversely impacted in the future by costs associated with the initial production of these new product lines. These costs include, but are not limited to, additional manufacturing overhead, additional inventory write-offs, costs associated with managing multiple sites and the establishment of additional after-sales support organizations. Additionally, there can be no assurance that operating expenses will not increase, relative to sales, as a result of adding additional marketing and administrative personnel, among other costs, to support the Company's new products. If the Company is unable to achieve significantly increased net sales or its sales fall below expectations, the Company's operating results will be materially adversely affected until, among other factors, costs and expenses can be reduced.

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

CUSTOMER CONCENTRATION    Historically, the Company has sold a substantial
portion of its systems to a limited number of customers. In 1999, no single customer accounted for 10% or more of the Company's net sales. However, sales to one customer accounted for approximately 25% in 1998. The Company expects that sales to a relatively few customers will continue to account for a high percentage of its net sales in the foreseeable future and believes that the Company's financial results depend in significant part upon the success of these major customers, and the Company's ability to meet their future capital equipment needs. Although the composition of the group comprising the Company's largest customers may vary from period to period, the loss of a significant customer or any reduction in orders by any significant customer, including reductions due to market, economic or competitive conditions in the semiconductor or magnetic recording head industries or in the industries that manufacture products utilizing integrated circuits or thin film heads, may have a material adverse effect on the Company's business, financial condition and results of operations. The Company's ability to maintain or increase its sales in the future will depend, in part, upon its ability to obtain orders from new customers as well as the financial condition and success of its customers, the semiconductor and thin film head industries and the economy in general, of which there can be no assurance. (See "Additional Risk Factors: Cyclicality of Semiconductor and Thin Film Head Industries").

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

INTERNATIONAL SALES; JAPANESE MARKET    International sales accounted for
approximately 53% and 47% of total net sales for the years 1999 and 1998, respectively. During the three-month period ended March 31, 2000, international sales accounted for approximately 48% of total net sales, as compared to 45% for the comparable period in 1999. The Company anticipates that international sales, which typically have lower gross margins than domestic sales, principally due to increased competition and higher field service and support costs, will continue to account for a significant portion of total net sales. As a result, a significant portion of the Company's net sales will continue to be subject to certain risks, including unexpected changes in regulatory requirements, difficulty in satisfying existing regulatory requirements, exchange rate fluctuations, tariffs and other barriers, political and economic instability, difficulties in accounts receivable collections, natural disasters, difficulties in staffing and managing foreign subsidiary and branch operations and potentially adverse tax consequences. Although the Company generally transacts its international sales in U.S. dollars, international sales expose the Company to a number of additional risk factors, including fluctuations in the value of local currencies relative to the U.S. dollar, which, in turn, impact the relative cost of ownership of the Company's products and may further impact the purchasing ability of its international customers. In Japan, however, the Company has commenced direct sales operations and orders are typically denominated in Japanese yen. This may subject the Company to a higher degree of risk from currency fluctuations. The Company attempts to mitigate this exposure through the use of foreign exchange contracts. The Company is also subject to the risks associated with the imposition of legislation and regulations relating to the import or export of semiconductors and magnetic recording head products. The Company cannot predict whether quotas, duties, taxes or other charges or restrictions will be implemented by the United States, Japan or any other country upon the importation or exportation of the Company's products in the future. There can be no assurance that any of these factors or the adoption of restrictive policies will not have a material adverse effect on the Company's business, financial condition and results of operations.

Although the Company has sold a number of its systems to Japanese thin film head manufacturers, to date, the Company has made limited sales of its systems to Japanese semiconductor manufacturers. The Japanese semiconductor market segment is large, represents a substantial percentage of the worldwide semiconductor manufacturing capacity, and is difficult for foreign companies to penetrate. The Company is at a competitive disadvantage with respect to Japanese semiconductor capital equipment suppliers that have been engaged for some time in collaborative efforts with Japanese semiconductor manufacturers, and currently dominate the Japanese stepper market. The Company believes that increased penetration of the Japanese market is critical to its financial results and intends to continue to invest significant resources in Japan in order to meet this objective

INTELLECTUAL PROPERTY RIGHTS    Although the Company attempts to protect its
intellectual property rights through patents, copyrights, trade secrets and other measures, it believes that any success will depend more upon the innovation, technological expertise and marketing abilities of its employees. Nevertheless, the Company has a policy of seeking patents when appropriate on inventions resulting from its ongoing research and development and manufacturing activities. The Company owns various United States and foreign patents, which expire on dates ranging from July 2000 to December 2018, and has various United States and foreign patent applications pending. The Company also has various registered trademarks and copyright registrations covering mainly software programs used in the operation of its stepper systems. The Company also relies upon trade secret protection for its confidential and proprietary information. There can be no assurance that the Company will be able to protect its technology adequately or that competitors will not be able to develop similar technology independently. There can be no assurance that any of the Company's pending patent applications will be issued or that foreign intellectual property laws will protect the Company's intellectual property rights. In addition, litigation may be necessary to enforce the Company's patents, copyrights or other intellectual property rights, to protect the Company's trade secrets, to determine the validity and scope of the proprietary rights of others or to defend against claims of infringement. Such litigation could result in substantial costs and diversion of resources and could have a material adverse effect on the Company's business, financial condition and results of operations, regardless of the outcome of the litigation. There can be no assurance that any patent issued to the Company will not be challenged, invalidated or circumvented or that the rights granted thereunder will provide competitive advantages to the Company. Furthermore, there can be no assurance that others will not independently develop similar products, duplicate the Company's products or, if patents are issued to the Company, design around the patents issued to the Company.

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

In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 (SAB 101), entitled "Revenue Recognition in Financial Statements." The Company implemented the provisions of SAB 101 effective January 1, 2000. The Company previously recognized revenue from the sales of its products generally upon shipment, which usually preceded installation and final customer acceptance, provided that final customer acceptance and collection of the related receivable were probable. Effective January 1, 2000, the Company changed its method of accounting for product sales to recognize such revenues when the contractual obligation for installation has been satisfied, or when installation is substantially complete, and customer acceptance provisions have lapsed, provided collection of the related receivable are probable. The Company believes the change in accounting principle is preferable based on guidance provided in SAB 101. The cumulative effect of the change in accounting principle, $18,883,000 (or $.88 per share, basic and diluted) was reported as a charge in the quarter ended March 31, 2000 in the accompanying statement of operations.

The cumulative effect of the change in accounting principle includes system revenue, cost of sales and certain expenses, including warranty and commission expenses, that will be recognized when both installation and customer acceptance provisions lare satisfied, subsequent to January 1, 2000.

During the quarter ended March 31, 2000, the Company substantially changed its operations to implement SAB 101. Nearly all system revenue for the period resulted from systems shipped prior to January 1, 2000 and accepted during the quarter. This reflects the Company's traditional time frame for shipment, installation and customer acceptance. The net result of shipments and acceptances during the quarter was a reduction of approximately $5.0 million in deferred income. The Company believes that estimate of its system revenue under its prior method of accounting would not be indicative of results that would have been achieved if the Company had not substantially changed its operations to implement SAB 101.

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

ITEM 3.           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Reference is made to Part II, Item 7A, "Quantitative and Qualitative Disclosures About Market Risk" in the Company's Annual Report on Form 10-K for the year ended December 31, 1999 and to the subheading "Derivative Instruments and Hedging" in Item 8, "Financial Statements and Supplementary Data", under the heading "Notes to Consolidated Financial Statement" of the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

PART 2:           OTHER INFORMATION

ITEM 1.           LEGAL PROCEEDINGS.                                                                          None.

ITEM 2.           CHANGES IN SECURITIES AND USE OF PROCEEDS.                                                  None.

ITEM 3.           DEFAULTS UPON SENIOR SECURITIES.                                                            None.

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.                                        None

ITEM 5.           OTHER INFORMATION.


                  On April 3, 2000, the Company announced it had signed a Letter of Intent to sell a 6.34 acre undeveloped lot adjacent to its headquarter facility in San Jose. The Company presently leases this lot, with an option to purchase. The Company presently anticipates that this transaction will close in the quarter ending September 30, 2000.

                  On April 18, 2000, the Board of Directors authorized the Company to repurchase up to 2.0 million shares of its common stock in the open market at prevailing market prices. The actual number of shares purchased and the timing of such repurchases will be based on a number of factors, including the market price of the stock and market conditions.

                  On April 18, 2000 Mr. Larry Carter, whose term of office expires at the Annual Meeting, indicated that he will not serve on the Board of Directors after his current term, which expires at the 2000 Annual Meeting.

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K

                  (A) EXHIBITS

                  Exhibit 10.3.2 1993 Stock Option/Stock Issuance Plan (Amended and Restated as of January 3, 2000)

                  Exhibit 10.12.1 Supplemental Stock Option/Stock Issuance Plan as amended and restated effective October 19, 1999

                  Exhibit 27       Financial Data Schedule

                  (B) REPORTS ON FORM 8-K

                  The Company did not file any reports on Form 8-K during the three months ended March 31, 2000.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                             ULTRATECH STEPPER, INC.
-------------------------------------------------------------------------------
                                   (Registrant)



Date:     May 11, 2000           By:  /s/ Bruce R. Wright
     -----------------------        -----------------------------------
                                    Bruce R. Wright
                                    Senior Vice President, Finance and Chief
                                    Financial Officer (Duly Authorized Officer
                                    and Principal Financial and Accounting
                                    Officer)