Form 10-Q
period 2000-06-30
ULTRATECH STEPPER INC
filed 2000-08-14
CIK 909791

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

                        FOR THE QUARTERLY PERIOD ENDED     JUNE 30, 2000
                                                          ----------------

     [] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from                       to
                                      ----------------        -----------------

                  Commission File Number                 0-22248
                                               --------------------------

                             ULTRATECH STEPPER, INC.
-------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                  DELAWARE                                   94-3169580
-------------------------------------------------------------------------------
(State or other jurisdiction of incorporation            (I.R.S. employer
              or organization)                        identification number)

        3050 Zanker Road, San Jose, California                95134
-------------------------------------------------------------------------------
       (Address of principal executive offices)            (Zip Code)

      Registrant's telephone number, including area code   (408) 321-8835
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

           Yes                   X                        No
                          --------------                         -------------

     Indicate the number of shares of the issuer's class of common stock, as of the latest practical date:


                Class                      Outstanding as of August 8, 2000
     -------------------------------    ---------------------------------------
      common stock, $.001 par value                    21,108,329

                             ULTRATECH STEPPER, INC.

                                      INDEX

                                                                                            Page No.
                                                                                            --------
PART 1.           FINANCIAL INFORMATION

ITEM 1.           CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                  Condensed Consolidated Balance Sheets as of June 30, 2000 and December 31,
                  1999..................................................................................   3

                  Condensed Consolidated Statements of Operations for the three months ended
                  June 30, 2000 and 1999 and the six months ended June 30, 2000 and 1999................   4

                  Condensed Consolidated Statements of Cash Flows for the six months ended June
                  30, 2000 and 1999.....................................................................   5

                  Notes to Condensed Consolidated Financial Statements..................................   6

ITEM 2.           MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS.........................................   10

ITEM 3.           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK............................   25


PART 2.           OTHER INFORMATION

ITEM 1.           LEGAL PROCEEDINGS.....................................................................   26

                  CHANGES IN SECURITIES AND USE OF
ITEM 2.           PROCEEDS..............................................................................   26

ITEM 3.           DEFAULTS UPON SENIOR SECURITIES.......................................................   26

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS....................................  26

ITEM 5.           OTHER INFORMATION......................................................................  26

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K.......................................................  27


SIGNATURES...............................................................................................  28

PART 1.  FINANCIAL  INFORMATION
ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


                                    ULTRATECH STEPPER, INC.
                             CONDENSED CONSOLIDATED BALANCE SHEETS


(In thousands)                                                   Jun. 30, 2000      Dec. 31, 1999*
-------------------------------------------------------------------------------------------------
ASSETS                                                            (Unaudited)
Current assets:
      Cash, cash equivalents and
        short-term investments                                        $ 133,482        $ 143,544
      Accounts receivable, net                                           13,153           19,993
      Inventories                                                        30,294           28,975
      Current portion of leases receivable                                  680            1,354
      Prepaid expenses and other
        current assets                                                    4,525            2,040
-------------------------------------------------------------------------------------------------
Total current assets                                                    182,134          195,906

Equipment and leasehold
      improvements, net                                                  21,994           20,486

Restricted long-term investments                                          5,635            5,479

Leases receivable, net                                                        -              282

Intangible assets, net                                                    7,872            8,940

Other assets                                                              4,781            5,715
-------------------------------------------------------------------------------------------------

Total  assets                                                         $ 222,416        $ 236,808
=================================================================================================

-------------------------------------------------------------------------------------------------
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
      Notes payable                                                     $ 1,139            $ 490
      Accounts payable                                                   11,645            7,931
      Deferred income                                                    21,174              353
      Other current liabilities                                          20,427           23,531
-------------------------------------------------------------------------------------------------
Total current liabilities                                                54,385           32,305

Other liabilities                                                           262              289

Stockholders' equity:
      Common stock                                                           21               21
      Additional paid-in capital                                        175,651          175,573
      Accumulated other comprehensive loss, net                          (2,336)          (2,408)
      Treasury stock                                                     (6,867)               -
      Retained earnings                                                   1,300           31,028
-------------------------------------------------------------------------------------------------
Total stockholders' equity                                              167,769          204,214
-------------------------------------------------------------------------------------------------
Total liabilities and stockholders' equity                            $ 222,416        $ 236,808
=================================================================================================

* The Balance Sheet as of December 31, 1999 has been derived from the audited financial statements at that date.

         SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                              ULTRATECH STEPPER, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)

------------------------------------------------------------------------------------------------------------------------
                                                                     Three Months Ended            Six Months Ended
                                                                  -------------------------    -------------------------
                                                                      Jun. 30,    Jun. 30,        Jun. 30,     Jun. 30,
(In thousands, except per share amounts)                                2000        1999            2000          1999
------------------------------------------------------------------------------------------------------------------------
Net sales:
       Products                                                        $29,565     $24,431         $55,292      $46,071
       Services                                                          3,963       4,853           8,136        8,992
------------------------------------------------------------------------------------------------------------------------
Total net sales                                                         33,528      29,284          63,428       55,063
Cost of sales:
       Cost of products sold                                            18,365      15,111          35,578       29,060
       Cost of services                                                  2,880       2,878           6,154        5,987
------------------------------------------------------------------------------------------------------------------------
Total cost of sales                                                     21,245      17,989          41,732       35,047
------------------------------------------------------------------------------------------------------------------------
Gross profit                                                            12,283      11,295          21,696       20,016

OPERATING EXPENSES:
       Research, development, and
           engineering                                                   6,082       6,765          13,158       13,302
       Amortization of goodwill                                            550         430           1,069          737
       Selling, general, and
           administrative                                                7,161       6,825          13,714       13,079
       Shutdown of operations                                            7,984           -           7,984            -
------------------------------------------------------------------------------------------------------------------------
Operating loss                                                          (9,494)     (2,725)        (14,229)      (7,102)
Interest expense                                                           (71)       (120)           (142)        (241)
Interest and other income, net                                           1,743       1,771           3,526        3,740
------------------------------------------------------------------------------------------------------------------------
Loss before cumulative effect of a change in accounting
       principle                                                        (7,822)     (1,074)        (10,845)      (3,603)
Cumulative effect on prior years of the application of SAB 101
       "Revenue Recognition in Financial Statements"                         -           -         (18,883)           -
------------------------------------------------------------------------------------------------------------------------
Net loss                                                               ($7,822)    ($1,074)       ($29,728)     ($3,603)
------------------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------------------
EARNINGS PER SHARE-BASIC:
Loss before cumulative effect of a change in accounting
       principle                                                        ($0.37)     ($0.05)         ($0.51)      ($0.17)
Cumulative effect on prior years of the application of
       SAB 101 "Revenue Recognition in Financial Statements"             $0.00       $0.00          ($0.89)       $0.00
Net loss                                                                ($0.37)     ($0.05)         ($1.40)      ($0.17)
Number of shares used in
       per share computations - basic                                   21,178      21,264          21,310       21,194

EARNINGS PER SHARE-DILUTED:
Loss before cumulative effect of a change in accounting
       principle                                                        ($0.37)     ($0.05)         ($0.51)      ($0.17)
Cumulative effect on prior years of the application of
       SAB 101 "Revenue Recognition in Financial Statements"             $0.00       $0.00          ($0.89)       $0.00
Net loss                                                                ($0.37)     ($0.05)         ($1.40)      ($0.17)
Number of shares used in
       per share computations - diluted                                 21,178      21,264          21,310       21,194
------------------------------------------------------------------------------------------------------------------------

      SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                             ULTRATECH STEPPER, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                                                 Six Months Ended
                                                                          -------------------------------
(In thousands)                                                            Jun. 30, 2000     Jun. 30, 1999
---------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                                      ($29,728)          ($3,603)
Charges to income not affecting cash                                             8,396             6,293
Change in accounting principle - SAB 101 "Revenue Recognition
     in Financial Statements"                                                   18,883                 -
Net effect of changes in operating assets
     and liabilities                                                             7,006             3,102
---------------------------------------------------------------------------------------------------------
Net cash provided by operating activities                                        4,557             5,792

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures                                                            (8,194)           (3,210)
Net reduction  in available-for-sale securities                                    499             3,342
Segregation of restricted long-term investments                                   (144)              (46)
---------------------------------------------------------------------------------------------------------
Net cash provided by (used in) investing activities                             (7,839)               86

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds (repayment) from issuance of notes payable                            649              (226)
Buy back of common stock                                                        (6,866)                -
Net proceeds from issuance of common stock
     pursuant to employee stock plans                                               78               101
---------------------------------------------------------------------------------------------------------
Net cash used in financing activities                                           (6,139)             (125)

Net increase (decrease) in cash and cash equivalents                            (9,421)            5,753

Cash and cash equivalents at beginning
     of period                                                                  46,978            54,142
---------------------------------------------------------------------------------------------------------

Cash and cash equivalents at end of period                                     $37,557           $59,895
=========================================================================================================


      SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                             ULTRATECH STEPPER, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                  JUNE 30, 2000

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

The Company previously recognized revenue from the sales of its products generally upon shipment, which usually preceded installation and final customer acceptance, provided that final customer acceptance and collection of the related receivable were probable. Effective January 1, 2000, the Company changed its method of accounting for product sales to recognize such revenues when the contractual obligation for installation has been satisfied, or when installation is substantially complete, and customer acceptance provisions have lapsed, provided collections of the related receivable are probable. The Company believes the change in accounting principle is preferable based on guidance provided in SEC Staff Accounting Bulletin No. 101 (SAB 101), "Revenue Recognition in Financial Statements." The cumulative effect of the change in accounting principle, $18,883,000 (or $0.89 per share, basic and diluted) was reported as a charge in the quarter ended March 31, 2000 in the accompanying statement of operations.

The cumulative effect of this change in accounting principle includes system revenue, cost of sales and certain expenses, including warranty and commission expenses, that will be recognized when both installation and customer acceptance provisions are satisfied, subsequent to January 1, 2000.

During 2000, the Company substantially changed its operations to implement SAB 101. Approximately 35% of the Company's net sales for the quarter ended June 30, 2000 resulted from systems shipped in 1999 and accepted during the quarter. Additionally, nearly all system revenue for the quarter ended March 31, 2000 resulted from systems shipped prior to January 1, 2000 and accepted during the quarter. This reflects the Company's traditional time frame for shipment, installation and customer acceptance. The net result of shipments and acceptances during the quarter was a reduction of approximately $6.4 million in deferred income. On a year-to-date basis, the net result of shipments and acceptances for the six-month period ended June 30, 2000 was a reduction of approximately $11.4 million in deferred income. The Company believes that estimates of its system revenue under its prior method of accounting would not be indicative of results that would have been achieved if the Company had not substantially changed its operations to implement SAB 101.

FISCAL PERIODS: The Company's second fiscal quarter in 2000 and 1999 ended on July 1, 2000 and July 3, 1999, respectively. For convenience of presentation, the Company's financial statements have been shown as having ended on June 30, 2000 and June 30, 1999.

Operating results for the three and six-month periods ended June 30, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000, or any future period.

(2) INVENTORIES

Inventories consist of the following:

                                               Jun. 30, 2000            Dec. 31, 1999
                                              -----------------        ---------------
(In thousands)                                  (Unaudited)
Raw materials...............................      $12,101                  $12,589
Work-in-process.............................       12,207                   13,484
Finished products ..........................        5,986                    2,902
                                                  -------                  -------
                                                  $30,294                  $28,975
                                                  -------                  -------

(3) OTHER CURRENT LIABILITIES

Other current liabilities consist of the following:

                                               Jun. 30, 2000            Dec. 31, 1999
                                              -----------------        ---------------
(In thousands)                                  (Unaudited)
Salaries and benefits......................      $ 4,689                  $ 3,369
Warranty reserves..........................        3,555                    3,997
Advance billings...........................        2,227                    4,845
Income taxes payable.......................        4,626                    5,081
Sales returns and allowances...............            -                    1,471
Reserve for losses on purchase order
  commitments..............................        2,664                    2,423
Other......................................        2,666                    2,345
                                                  -------                  -------
                                                  $20,427                  $23,531
                                                  -------                  -------


(4) COMPUTATION OF NET INCOME (LOSS) PER SHARE

The following sets forth the computation of basic and diluted net income (loss) per share:

                                                                       Three Months Ended           Six Months Ended
                                                                    --------------------------  --------------------------
                                                                      Jun. 30       Jun. 30      Jun. 30        Jun. 30
(Unaudited, in thousands, except per share amounts)                    2000          1999          2000          1999
--------------------------------------------------------------------------------------------------------------------------
Numerator:
      Loss before cumulative effect of a change in
           accounting principle                                         ($7,822)      ($1,074)    ($10,845)       ($3,603)
      Cumulative effect on prior years of the application
           of SAB 101 "Revenue Recognition in Financial
           Statements"                                                        -             -      (18,883)             -
                                                                    ------------  ------------  -----------   ------------
      Net loss                                                          ($7,822)      ($1,074)    ($29,728)       ($3,603)
                                                                    ------------  ------------  -----------   ------------
Denominator:
      Denominator for basic net loss per share                           21,178        21,264       21,310         21,194
      Effect of dilutive employee stock options                               -             -            -              -
                                                                    ------------  ------------  -----------   ------------
      Denominator for diluted net loss per share                         21,178        21,264       21,310         21,194
                                                                    ------------  ------------  -----------   ------------

EARNINGS PER SHARE - BASIC:
      Loss before cummulative effect of a change in
           accounting principle                                          ($0.37)       ($0.05)      ($0.51)        ($0.17)
                                                                    ============  ============  ===========   ============
      Cumulative effect on prior years of the application
           of SAB 101 "Revenue Recognition in Financial
           Statements"                                                    $0.00         $0.00       ($0.89)         $0.00
                                                                    ============  ============  ===========   ============
      Net loss                                                           ($0.37)       ($0.05)      ($1.40)        ($0.17)
                                                                    ============  ============  ===========   ============

EARNINGS PER SHARE - DILUTED:
      Loss before cummulative effect of a change in
           accounting principle                                          ($0.37)       ($0.05)      ($0.51)        ($0.17)
                                                                    ============  ============  ===========   ============
      Cumulative effect on prior years of the application
           of SAB 101 "Revenue Recognition in Financial
           Statements"                                                    $0.00         $0.00       ($0.89)         $0.00
                                                                    ============  ============  ===========   ============
      Net loss                                                           ($0.37)       ($0.05)      ($1.40)        ($0.17)
                                                                    ============  ============  ===========   ============

For the three and six-months period ended June 30, 2000, options to purchase 4,140,000 shares of Common Stock at an average exercise price of $15.40 were excluded from the computation of diluted net loss per share as the effect would have been anti-dilutive. This compares to the exclusion of 3,668,000 options at an average exercise price of $16.27 for the three and six-months periods ended June 30, 1999. Options are anti-dilutive when the Company has a net loss or when the exercise price of the stock option is greater than the average market price of the Company's Common Stock.


(5) COMPREHENSIVE LOSS

The components of comprehensive loss are as follows:

                                                            Three Months Ended Jun. 30,     Six Months Ended Jun. 30,
                                                            ---------------------------     -------------------------
(Unaudited, in thousands)                                      2000              1999          2000           1999
----------------------------------------------------------------------------------------------------------------------
Net loss................................................     ($7,822)        ($1,074)        ($29,728)      ($3,603)
Accumulated other comprehensive income (loss)...........
     Unrealized holding gain (loss) on
        available-for-sale securities...................         301          (1,083)              72        (2,100)
     Tax  effect........................................           -               -                -             -
----------------------------------------------------------------------------------------------------------------------
Comprehensive loss                                           ($7,521)        ($2,157)        ($29,656)      ($5,703)
----------------------------------------------------------------------------------------------------------------------

Accumulated other comprehensive income (loss) presented in the accompanying condensed consolidated balance sheets consists entirely of accumulated unrealized holding gain (loss) on available-for-sale securities. The unrealized holding gain (loss) on available-for-sale securities is not currently adjusted for income taxes as a result of the Company's operating losses.

(6) TREASURY STOCK

Treasury stock is comprised of 475,000 shares of the Company's Common Stock. These shares were purchased in open market transactions at a total cost of $6,866,000, pursuant to the stock repurchase program approved by the Company's Board of Directors in April 2000.

(7) ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES.

In June 1999, the Financial Accounting Standards Board issued Statement No. 137 (FAS 137), "Accounting for Derivative Instruments and Hedging Activities -Deferral of the Effective Date of FASB Statement No. 133." FAS 137 amends the Financial Accounting Standards Board issued Statement No. 133 (FAS 133), "Accounting for Derivative Instruments and Hedging Activities" which was issued in June 1998 and was to be effective for all fiscal quarters of fiscal year beginning after June 15, 1999. FAS 137 defers the effective date of FAS 133 to be effective for all fiscal quarters of all fiscal years beginning after June 15, 2000. Accordingly, the Company will adopt the provisions of FAS 133 for its 2001 fiscal year. FAS 133 establishes accounting and reporting standards for derivative instruments and requires recognition of all derivatives as assets or liabilities in the statement of financial position and measurement of those instruments at fair value. Because of the Company's minimal use of derivatives, management does not anticipate that the adoption of the new Statement will have a significant effect on earnings or the financial position of the Company.

(8) SHUTDOWN OF OPERATIONS

During the quarter ended June 30, 2000, the Company shutdown the operations of its UltraBeam unit. As a direct result of this decision, the Company recognized a charge in the period of $8.0 million, or $0.38 per share. Of this charge, approximately $5.5 million related to operating and capital assets disposed of during the quarter, $1.7 million related to shutdown and employee severance costs and $0.8 million related to outstanding lease and purchase order commitments. As of June 30, 2000, approximately $1.3 million of the total charge of $8.0 million remained in accounts payable or accrued liabilities.

In conjunction with the shutdown, the Company in arriving at the related charge to operations used significant estimates relating to future events. These estimates include assumptions as to the sale of certain assets and the termination of certain leases. Actual results may differ materially from these estimates, which would result in additional charges to operations in the quarter ending September 30, 2000, or to subsequent periods.

(9) SUBSEQUENT EVENTS

In July 2000, the Company entered into an agreement with Applied Materials, Inc. under which Applied Materials will license the laser thermal processing technology of the Company's Verdant Technologies Division, which involves projection optics and short pulse laser technology.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS



OVERVIEW

Certain of the statements contained in this report may be considered forward-looking statements under Section 21E of the Securities Exchange Act of 1934, as amended, that may involve a number of risks and uncertainties. In addition to the factors discussed herein, other factors that could cause actual results to differ materially include the following: cyclicality in the Company's served markets; high degree of industry competition; lengthy sales cycles, including the timing of system acceptances; manufacturing inefficiencies and the ability to volume produce systems; inventory obsolescence; delays, deferrals and cancellations of orders by customers; mix of products sold; integration and development of Verdant operations; impact of the shutdown of the UltraBeam operations; failure to develop and commercialize the Company's reduction stepper products; international sales; customer concentration; rapid technological change and the importance of timely product introductions; future acquisitions; changes to financial accounting standards, dependence on key personnel; degree of success of technologies licensed to outside parties; sole or limited sources of supply; intellectual property matters; environmental regulations; effects of certain anti-takeover provisions; volatility of stock price; and the other risk factors listed from time to time in the Company's SEC reports.

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

Additionally, Ultratech develops, manufactures and markets laser thermal processing systems used in the development and production of advanced transistors. These transistors are used in the manufacture of microprocessors and advanced memory devices. Additionally, thin film transistors are used in the manufacture of flat panel displays.

In July 2000, the Company entered into an agreement with Applied Materials, Inc. ("Applied Materials") under which Applied Materials will license the laser thermal processing technology of the Company's Verdant Technologies Division, which involves projection optics and short pulse laser technology.

In April 2000, the Company reached a decision to shut down its UltraBeam operations. As a result of this decision, the Company recognized a charge during the quarter ended June 30, 2000 of $8.0 million, or $0.38 per share. In conjunction with the shutdown, the Company in arriving at the related charge to operations used significant estimates relating to future events. These estimates include assumptions as to the sale of certain assets and the termination of certain leases. Actual results may differ materially from these estimates, which would result in additional charges to operations in the quarter ending September 30, 2000, or to subsequent periods.

During the quarter ended June 30, 2000, the Company entered into an agreement to exercise an option it holds to purchase 6.34 acres of undeveloped land it presently leases in San Jose, California and entered into a separate agreement to sell this property to a third party. The Company presently anticipates these transactions will be completed, and the resulting gain will be recognized, in the quarter ending September 30, 2000.

Additionally, during the quarter ended June 30, 2000, the Company settled litigation it had initiated against Nikon Inc. ("Nikon"). In conjunction with the agreement, the Company will recognize licensing revenue in future quarters consistent with the terms of settlement. Among other terms, the agreement includes cross-covenants not to sue. The Company is presently proceeding with related actions against Canon Inc. ("Canon") and ASM Lithography, Ltd. ("ASM"). There can be no assurance that the Company will prevail in those actions.

The Applied Materials, Nikon and land agreements may result in additional income tax expense in the quarter ending September 30, 2000.

The following discussion should be read in conjunction with the Company's 1999 Annual Report on Form 10-K, which is available upon request.

RESULTS OF OPERATIONS

The Company's operating results have fluctuated significantly in the past and will continue to fluctuate significantly in the future. Such variability depends upon a variety of factors, including substantial cyclicality in the Company's target markets; various competitive factors including price-based competition and competition from vendors employing other technologies; the timing and terms of significant orders; the timing of shipments and customer acceptances; lengthy sales cycles for the Company's products; the mix of products sold; inventory and open purchase commitment reserve positions; changes to financial accounting standards; concentration of credit risk; lengthy development cycles for new products; market acceptance of new products and enhanced versions of the Company's products; delayed shipments to customers due to customer configuration changes and other factors; acquisition activities requiring the devotion of substantial management resources; lengthy manufacturing cycles for the Company's products; the timing of new product announcements and releases by the Company or its competitors; manufacturing inefficiencies associated with the startup of new product introductions; customer concentration; ability to volume produce systems and meet customer requirements; patterns of capital spending by customers; product discounts; changes in pricing by the Company, its competitors or suppliers; shutdown of operations; sale of assets; outcome of litigation; success of technologies licensed to outside parties; political and economic instability throughout the world, in particular the Asia/Pacific region; changes in sales or distribution agreements; natural disasters; regulatory changes; and business interruptions related to the Company's occupation of its facilities. The Company's gross profit as a percentage of sales has been and will continue to be significantly affected by a variety of factors, including product discounts and competition in the Company's targeted markets; the mix of products sold; inventory and open purchase commitment reserve provisions; the rate of capacity utilization; nonlinearity of shipments during the quarter; the introduction of new products, which typically have higher manufacturing costs until manufacturing efficiencies are realized and are typically discounted more than existing products until the products gain market acceptance; the percentage of international sales, which typically have lower gross margins than domestic sales principally due to higher field service and support costs; and the implementation of subcontracting arrangements.

The Company derives a substantial portion of its total net sales from sales of a relatively small number of newly manufactured systems, which typically range in price from $800,000 to $2.4 million for the Company's 1X steppers, and $1.5 million to more than $6.0 million for the Company's reduction steppers. As a result of these high sale prices, the timing of recognition of revenue from a single transaction has had and will continue to have a significant impact on the Company's net sales and operating results. The Company's backlog at the beginning of a period typically does not include all of the sales needed to achieve the Company's objectives for that period. In addition, orders in backlog are subject to cancellation, shipment or customer acceptance delays, and deferral or rescheduling by a customer with limited or no penalties. Consequently, the Company's net sales and operating results for a period have been and will continue to be dependent upon the Company obtaining orders for systems to be shipped and accepted in the same period in which the order is received. The Company's business and financial results for a particular period could be materially adversely affected if an anticipated order for even one system is not received in time to permit shipment and customer acceptance during a particular period. Furthermore, a substantial portion of the Company's shipments has historically been realized near the end of each quarter. Delays in installation and customer acceptance due, for example, to the inability of the Company to successfully demonstrate the agreed upon specifications or criteria at the customer's facility, or to the failure of the customer to permit installation of the system in the agreed upon time, may cause net sales in a particular period to fall significantly below the Company's expectations, which may materially adversely affect the Company's operating results for such period. Additionally, the failure to receive anticipated orders or delays in shipments due, for example, to reschedulings, delays, deferrals or cancellations by customers, additional customer configuration requirements, or to unexpected manufacturing difficulties or delays in deliveries by suppliers due to their long production lead times or otherwise, has caused and may continue to cause net sales in a particular period to fall significantly below the Company's expectations, which has and could continue to materially adversely affect the Company's operating results for such period. In particular, the long manufacturing cycles of the Company's Saturn Wafer Stepper(R), and the Company's reduction stepper product offerings, and the long lead time for lenses and other materials, could cause shipments of such products to be delayed from one quarter to the next, which could materially adversely affect the Company's financial condition and results of operations for a particular quarter.

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

The Company presently expects that net sales for the three-month period ending September 30, 2000 may be higher than net sales in the comparable period in 1999. However, due to lack of order visibility and uncertainty as to the timing of shipments and customer acceptances, the Company can give no assurance that it will be able to achieve or maintain its current sales levels, or that it will be able to achieve or maintain its current level of profitability.

NET SALES

Net sales consist of revenue from system sales, spare parts sales, and service. For the quarter ended June 30, 2000, net sales were $33.5 million, an increase of 14% as compared with net sales of $29.3 million for the comparable period in 1999. On a year-to-date basis, net sales were $63.4 million for the six-month period ended June 30, 2000, an increase of 15% as compared with net sales of $55.1 million in the comparable period in 1999. Both the current quarter and year-to-date increases, relative to the comparable 1999 periods, were primarily attributed to improved conditions within the semiconductor industry, which has resulted in higher capital spending levels, partially offset by lower equipment sales to the thin film head industry. Approximately 35% of the Company's net sales for the quarter ended June 30, 2000 resulted from systems shipped in 1999 (see discussion of SAB 101, below). The net result of shipments and acceptances during the quarter was a reduction of approximately $6.4 million in deferred income. However, total deferred income increased $5.1 million during the quarter, due to higher deferred income relative to future license revenue. Overall, unit sales for the three and six-month periods ended June 30, 2000 increased 25% and 35%, respectively, from the comparable periods in 1999. The weighted-average selling price of all units sold for both the three and six-month periods ended June 30, 2000 decreased 7%, relative to the comparable periods in 1999. Service revenue for the three and six-month periods ended June 30, 2000 decreased 18% and 10%, respectively, as compared to the comparable periods in 1999, primarily as a result of lower contract revenue.

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

The Company has substantially changed its operations to implement SAB 101. The Company believes that estimates of its system revenue under its prior method of accounting would not be indicative of results that would have been achieved if the Company had not substantially changed its operations to implement SAB 101.

For the quarter ended June 30, 2000, international net sales were $16.7 million, as compared with $19.7 million for the comparable period in 1999. On a year-to-date basis, international net sales for the six-month period ended June 30, 2000 were $31.1 million, as compared with $31.3 million in the comparable period in 1999. The decrease in international sales, both in terms of absolute dollars and as a percentage of total net sales, was primarily attributed to lower sales of thin film head systems to Asia, excluding Japan. The Company anticipates that an increasing percentage of its overall sales for the remainder of 2000 will come from semiconductor manufacturers in Asia, including Japan, utilizing the Company's systems in the production of flip-chip devices. The Company's operations in foreign countries are not generally subject to significant exchange rate fluctuations, principally because sales contracts for the Company's systems are generally denominated in U.S. dollars. In Japan, however, orders are typically denominated in Japanese yen. This may subject the Company to a higher degree of risk from currency fluctuations. The Company attempts to mitigate this exposure through the use of foreign exchange contracts; however, there can be no assurance of the success of any such efforts. International sales expose the Company to a number of additional risks, including fluctuations in the value of local currencies relative to the U.S. dollar, which, in turn, impact the relative cost of ownership of the Company's products. (See "Additional Risk Factors:
International Sales; Japanese Market").

Although the Company's backlog of system orders increased substantially during the quarter, the anticipated timing of shipments and customer acceptances of those orders will require the Company to fill a number of production slots in the current quarter in order to meet its near-term sales targets. If the Company is unsuccessful in its efforts to secure those production orders, its results of operations will be materially adversely impacted in the near-term. Additionally, in prior years, the Company experienced significant shipment delays and purchase order restructuring by several of its customers, and also experienced purchase order cancellations. There can be no assurance that this trend will not occur in the future. Accordingly, the Company can give no assurance that it will be able to achieve or maintain its current or prior level of sales. Additionally, the thin film head industry is presently in a state of over-capacity. This has resulted, and will continue to result, in reduced order levels from this important market in the near-term, which will continue to materially adversely effect the Company's results of operations.

The Company presently expects that net sales for the three-month period ending September 30, 2000 may be higher than net sales in the comparable period in 1999. However, due to lack of order visibility and uncertainty as to the timing of shipments and customer acceptances, the Company can give no assurance that it will be able to achieve or maintain its current sales levels.

Because the Company's net sales are subject to a number of risks, including intense competition in the capital equipment industry and the timing and market acceptance of the Company's products, there can be no assurance that the Company will exceed or maintain its current level of net sales for any period in the future. Additionally, the Company believes that the market acceptance and volume production of its Saturn Spectrum 3, its XLS advanced reduction steppers and its 1000 series family of wafer steppers, are of critical importance to its future financial results. To the extent that these products do not achieve significant sales due to difficulties involving manufacturing or engineering, the inability to reduce the current long manufacturing cycles for such products, competition, excess capacity in the semiconductor of thin film industry, customer acceptances, or any other reason, the Company's business, financial condition and results of operations would be materially adversely affected.

GROSS PROFIT

The Company's gross profit as a percentage of net sales, or gross margin, was 36.6% for the quarter ended June 30, 2000, as compared with a gross margin of 38.6% for the comparable period in 1999. On a year-to-date basis, gross margin for the six-month period ended June 30, 2000 was 34.2%, as compared with 36.4% for the comparable period a year ago. On a comparative basis, gross margins for both the three and six-month periods in 2000 were adversely impacted by competitive pressure on selling prices.

The Company believes that gross profit as a percentage of net sales for the quarter ending September 30, 2000 will be significantly lower than levels achieved during the comparable period a year ago, primarily as a result of anticipated product sales mix and continued pricing pressure from orders presently in backlog, partially offset by higher licensing income. However, the Company expects that total gross profit dollars may increase for the quarter ending September 30, 2000, as compared with the comparable period in 1999, based on an anticipated increase in system sales and licensing income. Intense competition in the markets the Company serves and continued low levels of capacity utilization may make it difficult for the Company to increase or maintain its current gross margin percentages in the near term. The Company is presently increasing inventory purchases based on current and forecasted demand for its Saturn Spectrum 3 wafer stepper, its Verdant laser thermal processing system and its 157nm advanced reduction stepper. The purchase of such additional inventories will result in a significantly higher risk of obsolescence, which may require inventory write-offs, which would negatively impact gross margins. Additionally, new products generally have lower gross margins until there is widespread market acceptance and until production and after-sales efficiencies can be achieved. Should the Saturn Spectrum 3, Verdant laser thermal processing system or the Company's reduction stepper offerings, fail to develop or generate significant market demand, the Company's business, financial condition and results of operations would be materially adversely affected.

RESEARCH, DEVELOPMENT AND ENGINEERING EXPENSES

The Company's research, development and engineering expenses were $6.1 million for the quarter ended June 30, 2000, as compared with $6.8 million for the comparable period in 1999. On a year-to-date basis, research, development and engineering expenses for the six-month period ending June 30, 2000 were $13.2 million, as compared with $13.3 million in the comparable period in 1999. This decrease in spending, relative to the comparable periods in 1999, was primarily attributed to the shutdown of the Company's UltraBeam operations, which occurred early in the second quarter, and lower spending on the Company's laser thermal processing technology.

The Company continues to invest significant resources in the development and enhancement of its Verdant laser thermal processing/laser doping systems and technologies, together with continuing expenditures for its 1X and reduction optical products and technologies. The Company presently expects that the absolute dollar amount of research, development and engineering expenses for the quarter ending September 30, 2000 may be similar to levels incurred in the comparable period in

1999, as the decline in spending relative to the UltraBeam shutdown is offset by increased investments in the Company's Verdant and photolithography technologies.

AMORTIZATION OF GOODWILL

Amortization of goodwill was $0.5 million for the quarter ended June 30, 2000, as compared with $0.4 million for the comparable period in 1999. On a year-to-date basis, amortization of goodwill for the six-month period ended June 30, 2000 was $1.1 million, as compared with $0.7 million for the comparable period in 1999. The additional amortization expense was directly related to intangible assets purchased in December 1999.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses were $7.2 million for the quarter ended June 30, 2000, as compared with $6.8 million for the comparable period in 1999. As a percentage of net sales, selling, general and administrative expenses declined to 21.4%, as compared with 23.3% of net sales for the comparable period in 1999. On a year-to-date basis, selling, general, and administrative expenses for the six-month period ended June 30, 2000 were $13.7 million, as compared with $13.1 million for the comparable period in 1999. As a percentage of net sales, selling, general and administrative expenses declined to 21.6% for the six-month period ended June 30, 2000, as compared to 23.8% of net sales for the comparable period in 1999. Both the current quarter and year-to-date increases in absolute dollars, as compared with the comparable periods in 1999, were primarily due to higher sales, service and support expenses typically associated with an increase in sales, partially offset by the impact of the shutdown of the UltraBeam operations. The Company presently anticipates that selling, general and administrative expenses for the three-month period ending September 30, 2000 will increase significantly, relative to the comparable period in 1999, due primarily to higher anticipated sales, service and support expenses resulting from an anticipated increase in net sales.

SHUTDOWN OF OPERATIONS

During the quarter ended June 30, 2000, the Company shutdown the operations of its UltraBeam unit. As a direct result of this decision, the Company recognized a charge in the period of $8.0 million, or $0.38 per share. Of this charge, approximately $5.5 million related to operating and capital assets disposed of during the quarter, $1.7 million related to shutdown and employee severance costs and $0.8 million related to outstanding lease and purchase order commitments. As of June 30, 2000, approximately $1.3 million of the total charge of $8.0 million remained in accounts payable or accrued liabilities.

In conjunction with the shutdown, the Company in arriving at the related charge to operations used significant estimates relating to future events. These estimates include assumptions as to the sale of certain assets and the termination of certain leases. Actual results may differ materially from these estimates, which would result in additional charges to operations in the quarter ending September 30, 2000, or to subsequent periods.

INTEREST AND OTHER INCOME, NET

Interest and other income, net, which consists primarily of interest income, was $1.7 million for the quarter ended June 30, 2000, as compared with $1.8 million for the comparable period in 1999. On a year-to-date basis, interest and other income, net, for the six-month period ended June 30, 2000 was $3.5 million, as compared with $3.7 million for the comparable period in 1999. Both the current quarter and year-to-date decreases, as compared with the comparable periods in 1999, were primarily attributed to lower invested balances.

INCOME TAX EXPENSE

The Company did not recognize an income tax benefit on its pre-tax losses for the quarter and six-month periods ended June 30, 2000 and 1999, due to uncertainty related to the utilization of its net operating loss carry-forward.

The Applied Materials, Nikon and land agreements may result in additional income tax expense in the quarter ending September 30, 2000.

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operating activities was $4.6 million for the six-month period ended June 30, 2000, as compared with net cash provided by operating activities of $5.8 million during the comparable period in 1999. Cash flow generated by operating activities was primarily attributed to non-cash charges to income of $8.4 million and a net change in operating assets and liabilities of $7.0 million, partially offset by the Company's net loss for the six-month period of $10.8 million, exclusive of the cumulative adjustment for a change in accounting principal. The primary components of the $7.0 million net change in operating assets and liabilities were a decrease in accounts receivable of $6.8 million, an increase in accounts payable of $3.7 million and an increase in deferred income of $2.6 million (net of the impact of the cumulative charge relating to the implementation of SAB 101), partially offset by a decrease in customer deposits of $2.6 million, an increase in other receivables of $1.9 million and an increase in inventories of $1.3 million.

The Company sells certain of its accounts receivable in order to mitigate its credit risk and to enhance cash flow. Sales of accounts receivable typically precede final customer acceptance of the system. Among other terms and conditions, the agreements include provisions that require the Company to repurchase receivables if certain conditions are present including, but not limited to, disputes with the customer regarding suitability of the product, and from time-to-time the Company has repurchased certain accounts and leases receivable in accordance with these terms. At June 30, 2000, $5.8 million of sold accounts receivable were outstanding to third party financial institutions. The Company may continue to attempt to mitigate the impact of extended payment terms and non-linear shipments by selling a substantial portion of its accounts receivable in the future. There can be no assurance that this financing will be available on reasonable terms, or at all.

The Company believes that because of the relatively long manufacturing cycle of certain of its systems, particularly newer products, the Company's inventories will continue to represent a significant portion of working capital. In particular, the Company is increasing its purchases of inventory for its Saturn Spectrum 3 wafer stepper, Verdant laser thermal processing system and its XLS 157nm advanced reduction stepper. Higher inventory levels may increase the risk of inventory obsolescence, which may adversely impact the Company results of operations. Additionally, in conjunction with its XLS 157nm system, the Company anticipates that it will be required to make advanced payments related to lens production of approximately $2.0 million during the quarter ending September 30, 2000. The Company intends to characterize this expenditure as a long-term prepayment of inventories.

During the six months ended June 30, 2000, net cash used in investing activities was $7.8 million, primarily attributed to capital expenditures for the relocation of certain of the Company's facilities and further expansion in San Jose, California.

During the quarter ended June 30, 2000, the Company entered into an agreement to exercise an option it holds to purchase 6.34 acres of undeveloped land it presently leases in San Jose, California and entered into a separate agreement to sell this property to a third party. The Company presently anticipates these transactions will be completed, and the resulting gain realized, in the quarter ending September 30, 2000.

Cash used in financing activities was $6.1 million during the six-month period ended June 30, 2000, primarily attributed to the Company's previously announced share buyback. As of June 30, 2000, the Company had repurchased 475,000 shares of its common stock at an average purchase price of

$14.45 per share. The Company has authorized the repurchase of up to 2.0 million of its common shares at prevailing market prices. The Company intends to finance the repurchase of its shares from its existing cash, cash equivalents and short term investments.

At June 30, 2000, the Company had working capital of $127.7 million. The Company's principal source of liquidity at June 30, 2000 consisted of $133.5 million in cash, cash equivalents and short-term investments.

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

ADOPTION OF THE EURO

The introduction of a European single currency, the Euro, was initially implemented as of January 1, 1999, and the transition period will continue through Jan 1, 2002. As of June 30, 2000, the adoption of the Euro has not had a material effect on the Company's foreign exchange and hedging activities or the Company's use of derivative instruments. While the Company will continue to evaluate the impact of the Euro introduction over time, based on currently available information, management does not believe that the introduction of the Euro currency will have a material adverse impact on the Company's financial condition or overall trends in results of operations.

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

The Company attempts to mitigate the risk of cyclicality by participating in both the semiconductor and thin film head markets, as well as diversifying into new markets such as photolithography for micromachining. Despite such efforts, when one or more of such markets experiences a downturn or a situation of excess capacity, such as is currently occurring in the thin film head market, the Company's net sales and operating results are materially adversely affected. The Company presently expects that net sales for the three-month period ending September 30, 2000 may be higher than net sales in the comparable period in 1999. However, due to lack of order visibility and uncertainty as to the timing of shipments and customer acceptances, the Company can give no assurance that it will be able to achieve or maintain its current sales levels, or that it will be able to achieve or maintain its current level of profitability.

During 1999 and 1998, approximately 30% and 50%, respectively, of the Company's net sales were derived from sales to thin film head manufacturers and micromachining customers. For the first six months of 2000, sales to thin film head manufacturers and micromachining customers accounted for approximately 20% of total net sales. The Company believes the TFH market is currently in a state of over-capacity and expects this situation to last for at least the next several quarters. This has and will continue to result in lower sales and delays or deferrals of customer orders from these industries, which will continue to materially adversely affect the Company's business, financial condition and results of operations in the near term. Additionally, the Company is experiencing increased competition in this market from Nikon, Canon and ASML. The Company's business and operating results would be materially adversely affected by continued downturns or slowdowns in the thin film head market or by loss of market share.

HIGHLY COMPETITIVE INDUSTRY The capital equipment industry in which the Company operates is intensely competitive. A substantial investment is required to install and integrate capital equipment into a semiconductor or thin film head production line. The Company believes that once a device manufacturer has selected a particular vendor's capital equipment, the manufacturer generally relies upon that equipment for the specific production line application and, to the extent possible, subsequent generations of similar products. Accordingly, it is difficult to achieve significant sales to a particular customer once another vendor's capital equipment has been selected. The Company experiences intense competition worldwide from a number of leading foreign and domestic stepper manufacturers, such as Nikon Inc. ("Nikon"), Canon Inc. ("Canon"), ASM Lithography, Ltd. ("ASML") and Silicon Valley Group ("SVG"), Inc.'s Micralign products, all of which have substantially greater financial, marketing and other resources than the Company. Nikon supplies a 1X stepper for use in the manufacture of liquid crystal displays and Canon, Nikon and ASML offer reduction steppers for thin film head fabrication. Additionally, the Company's XLS reduction stepper product line competes directly with advanced reduction steppers offered by Canon, Nikon and ASML. Current thin film head front-end production involves manufacturing steps that require critical feature sizes. Although the reduction stepper product lines address critical feature sizes, additional development of these product lines may be necessary to fully address the unique requirements of thin film head manufacturing. Additionally, ASML has entered the low-cost lithography market. ASML and Nikon have each introduced an i-line step-and-scan system as a lower cost alternative to the deep ultra-violet step-and-scan system for use on the less critical layers. These systems compete with widefield steppers, such as the Company's Saturn and Titan steppers, for advanced mix-and-match applications. In addition, the Company believes that the high cost of developing new lithography tools has increasingly caused its competitors to collaborate with customers and other parties in various areas such as research and development, manufacturing and marketing, or to acquire other competitors, thereby resulting in a combined competitive threat with significantly enhanced financial, technical and other resources. The Company expects its competitors to continue to improve the performance of their current products. These competitors have stated that they will introduce new products with improved price and performance characteristics that will compete directly with the Company's products. This could cause a decline in sales or loss of market acceptance of the Company's steppers, and thereby materially adversely affect the Company's business, financial condition and results of operations. There can be no assurance that enhancements to, or future generations of, competing products will not be developed that offer superior cost of ownership and technical performance features. The Company believes that to be competitive, it will require significant financial resources in order to continue to invest in new product development, features and enhancements, to introduce next generation stepper systems on a timely basis, and to maintain customer service and support centers worldwide. In marketing its products, the Company may also face competition from vendors employing other technologies. In addition, increased competitive pressure has led to intensified price-based competition, resulting in lower prices and margins. Should these competitive trends continue, the Company's business, financial condition and operating results would continue to be materially adversely affected. There can be no assurance that the Company will be able to compete successfully in the future.

Foreign integrated circuit manufacturers have a significant share of the worldwide market for certain types of ICs for which the Company's systems are used. The Japanese stepper manufacturers are well established in the Japanese stepper market, and it is extremely difficult for non-Japanese lithography equipment companies to penetrate the Japanese stepper market. To date, the Company has not established itself as a major competitor in the Japanese equipment market and there can be no assurance that the Company will be able to achieve significant sales to Japanese manufacturers in the future. (See "International Sales; Japanese Market").

DEVELOPMENT OF NEW PRODUCT LINES; EXPANSION OF OPERATIONS Currently, the Company is devoting significant resources to the development, introduction and commercialization of its Verdant laser thermal processing system and its advanced XLS 157nm reduction stepper, and to the volume production for its Saturn Spectrum 3 wafer stepper. During the remainder of 2000, the Company will continue to develop these products and will continue to incur significant operating expenses in the areas of research, development and engineering, manufacturing and general and administrative costs in order to further develop, produce and support these new products. Additionally, gross profit margins and inventory levels may be further adversely impacted in the future by costs associated with the initial production of these new product lines. These costs include, but are not limited to, additional manufacturing overhead, additional inventory write-offs, costs associated with managing multiple sites and the establishment of additional after-sales support organizations. Additionally, there can be no assurance that operating expenses will not increase, relative to sales, as a result of adding additional marketing and administrative personnel, among other costs, to support the Company's new products. If the Company is unable to achieve significantly increased net sales or its sales fall below expectations, the Company's operating results will be materially adversely affected until, among other factors, costs and expenses can be reduced.

LENGTHY SALES CYCLE Sales of the Company's systems depend, in significant part, upon the decision of a prospective customer to increase manufacturing capacity or to restructure current manufacturing facilities, either of which typically involves a significant commitment of capital. In view of the significant investment involved in a system purchase, the Company has experienced and may continue to experience delays following initial qualification of the Company's systems as a result of delays in a customer's approval process. Additionally, the Company is presently receiving orders for systems that have lengthy delivery schedules, which may be due to longer production lead times or a result of customers' capacity scheduling requirements. In order to maintain or exceed the Company's present level of net sales, the Company is dependent upon obtaining orders for systems that will ship and be accepted in the current period. There can be no assurance that the Company will be able to obtain those orders. For these and other reasons, the Company's systems typically have a lengthy sales cycle during which the Company may expend substantial funds and management effort in securing a sale. Lengthy sales cycles subject the Company to a number of significant risks, including inventory obsolescence and fluctuations in operating results, over which the Company has little or no control.

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

In addition to the business risks associated with the dependence on these major customers, these significant customer concentrations have in the past resulted in significant concentrations of accounts receivable and leases receivable. Additionally, the Company markets and sells its products in Taiwan through an outside representative firm. The Company is presently experiencing increased order activity in this territory. In addition to the significant business risks associated with this strategy, this relationship may result in the formation of significant receivable balances. The formation of significant and concentrated receivables exposes the Company to additional risks, including the risk of default by one or more customers representing a significant portion of the Company's total receivables. If additional lease and accounts receivable reserves were to be required, the Company's business, financial condition and results of operations would be materially adversely affected.

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

INTERNATIONAL SALES; JAPANESE MARKET International sales accounted for approximately 53% and 47% of total net sales for the years 1999 and 1998, respectively. During the six-month period ended June 30, 2000, international sales accounted for approximately 49% of total net sales, as compared to 57% for the comparable period in 1999. The Company anticipates that international sales, which typically have lower gross margins than domestic sales, principally due to increased competition and higher field service and support costs, will continue to account for a significant portion of total net sales and may increase as a percentage of total net sales in the near-term. As a result, a significant and growing portion of the Company's net sales will continue to be subject to certain risks, including dependence on outside sales representative organizations, unexpected changes in regulatory requirements, difficulty in satisfying existing regulatory requirements, exchange rate fluctuations, tariffs and other barriers, political and economic instability, difficulties in accounts receivable collections, natural disasters, difficulties in staffing and managing foreign subsidiary and branch operations and potentially adverse tax consequences. Although the Company generally transacts its international sales in U.S. dollars, international sales expose the Company to a number of additional risk factors, including fluctuations in the value of local currencies relative to the U.S. dollar, which, in turn, impact the relative cost of ownership of the Company's products and may further impact the purchasing ability of its international customers. In Japan, however, the Company has commenced direct sales operations and orders are often denominated in Japanese yen. This may subject the Company to a higher degree of risk from currency fluctuations. The Company attempts to mitigate this exposure through the use of foreign exchange contracts. The Company is also subject to the risks associated with the imposition of legislation and regulations relating to the import or export of semiconductors and magnetic recording head products. The Company cannot predict whether changes to quotas, duties, taxes or other charges or restrictions will be implemented by the United States, Japan or any other country upon the importation or exportation of the Company's products in the future. There can be no assurance that any of these factors or the adoption of restrictive policies will not have a material adverse effect on the Company's business, financial condition and results of operations.

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

INTELLECTUAL PROPERTY RIGHTS Although the Company attempts to protect its intellectual property rights through patents, copyrights, trade secrets and other measures, it believes that any success will depend more upon the innovation, technological expertise and marketing abilities of its employees. Nevertheless, the Company has a policy of seeking patents when appropriate on inventions resulting from its ongoing research and development and manufacturing activities. The Company owns various United States and foreign patents, which expire on dates ranging from December 2000 to December 2018, and has various United States and foreign patent applications pending. The Company also has various registered trademarks and copyright registrations covering mainly software programs used in the operation of its stepper systems. The Company also relies upon trade secret protection for its confidential and proprietary information. There can be no assurance that the Company will be able to protect its technology adequately or that competitors will not be able to develop similar technology independently. There can be no assurance that any of the Company's pending patent applications will be issued or that foreign intellectual property laws will protect the Company's intellectual property rights. In addition, litigation may be necessary to enforce the Company's patents, copyrights or other intellectual property rights, to protect the Company's trade secrets, to determine the validity and scope of the proprietary rights of others or to defend against claims of infringement. Such litigation could result in substantial costs and diversion of resources and could have a material adverse effect on the Company's business, financial condition and results of operations, regardless of the outcome of the litigation. There can be no assurance that any patent issued to the Company will not be challenged, invalidated or circumvented or that the rights granted thereunder will provide competitive advantages to the Company. Furthermore, there can be no assurance that others will not independently develop similar products, duplicate the Company's products or, if patents are issued to the Company, design around the patents issued to the Company. Additionally, the Company presently has several agreements in force to license certain of its technologies. Challenges or invalidation to patents relative to those technologies would expose the Company to the risk of forfeiture of revenues and further risk of litigation.

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

SOLE OR LIMITED SOURCES OF SUPPLY The Company procures many of its critical systems' components, subassemblies and services from a single outside supplier or a limited group of outside suppliers in order to ensure overall quality and timeliness of delivery. Many of these components and subassemblies have significant production lead times. To date, the Company has been able to obtain adequate services and supplies of components and subassemblies for its systems in a timely manner. However, disruption or termination of certain of these sources could have a material adverse effect on the Company's business, financial condition and results of operations. The Company's reliance on sole or a limited group of suppliers and the Company's increasing reliance on subcontractors involve several risks, including a potential inability to obtain an adequate supply of required components due to the suppliers' failure or inability to provide such components in a timely manner, or at all, and reduced control over pricing and timely delivery of components. Although the timeliness, yield and quality of deliveries to date from the Company's subcontractors have been acceptable, manufacture of certain of these components and subassemblies is an extremely complex process, and long lead-times are required. Any inability to obtain adequate deliveries or any other circumstance that would require the Company to seek alternative sources of supply or to manufacture such components internally could delay the Company's ability to ship its products, which could damage relationships with current and prospective customers and therefore would have a material adverse effect on the Company's business, financial condition and results of operations.

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

In particular, the Company is presently experiencing a high degree of turnover due to the extremely competitive labor market in Northern California. This competition has resulted, and may continue to result, in significantly higher labor costs. As a result of these higher labor costs, the Company's results of operations and financial condition will be materially adversely impacted if it is unable to achieve higher levels of net sales and adequate gross margins on its products.

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

In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 (SAB 101), entitled "Revenue Recognition in Financial Statements." The Company implemented the provisions of SAB 101 effective January 1, 2000. The Company previously recognized revenue from the sales of its products generally upon shipment, which usually preceded installation and final customer acceptance, provided that final customer acceptance and collection of the related receivable were probable. Effective January 1, 2000, the Company changed its method of accounting for product sales to recognize such revenues when the contractual obligation for installation has been satisfied, or when installation is substantially complete, and customer acceptance provisions have lapsed, provided collection of the related receivable are probable. The Company believes the change in accounting principle is preferable based on guidance provided in SAB 101. The cumulative effect of the change in accounting principle, $18,883,000 (or $0.89 per share, basic and diluted) was reported as a charge in the quarter ended March 31, 2000 in the accompanying statement of operations.

The cumulative effect of the change in accounting principle includes system revenue, cost of sales and certain expenses, including warranty and commission expenses, that will be recognized when both installation and customer acceptance provisions are satisfied, subsequent to January 1, 2000.

During 2000, the Company substantially changed its operations to implement SAB 101. Approximately 35% of the Company's net sales for the quarter ended June 30, 2000 resulted from systems shipped in 1999 and accepted during the quarter. Additionally, nearly all system revenue for the quarter ended March 31, 2000 resulted from systems shipped prior to January 1, 2000 and accepted during the quarter. This reflects the Company's traditional time frame for shipment, installation and customer acceptance. The net result of shipments and acceptances during the quarter was a reduction of approximately $6.4 million in deferred income. On a year-to-date basis, the net result of shipments and acceptances for the six-month period ended June 30, 2000 was a reduction of approximately $11.4 million in deferred income. The Company believes that estimate of its system revenue under its prior method of accounting would not be indicative of results that would have been achieved if the Company had not substantially changed its operations to implement SAB 101.

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

EFFECTS OF CERTAIN ANTI-TAKEOVER PROVISIONS Certain provisions of the Company's Certificate of Incorporation, equity incentive plans, Shareholder Rights Plan, licensing agreements, Bylaws and Delaware law may discourage certain transactions involving a change in control of the Company. In addition to the foregoing, the Company's classified board of directors, the shareholdings of the Company's officers, directors and persons or entities that may be deemed affiliates and the ability of the Board of Directors to issue "blank check" preferred stock without further stockholder approval could have the effect of delaying, deferring or preventing a change in control of the Company and may adversely affect the voting and other rights of holders of Common Stock.

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

ITEM 1.  LEGAL PROCEEDINGS.                                      None.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.              None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.                        None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         The following proposals were voted upon by the Company's stockholders at the Annual Stockholders' Meeting held on June 1, 2000.

         1. The following persons were elected as directors of the Company to serve for a term ending upon the Annual Stockholders' Meeting indicated beside their respective names and until their successors are elected and qualified:

                                        Terms Ending Upon the Annual
                                            Stockholders' Meeting            Votes for         Vote withheld
              Joel Gemunder                          2002                     18,108,306           161,184
              Arthur W. Zafiropoulo                  2002                     18,105,574           163,916

         2. A proposal to ratify the appointment of Ernst & Young LLP as the Company's independent auditors for the fiscal year ending December 31, 2000 was approved by the vote of 18,144,523 shares for; 65,558 shares voted against the proposal and 59,409 shares abstained.

ITEM 5.       OTHER INFORMATION.

              In July 2000, the Company's Board of Directors appointed Messrs. Nicholas Konidaris and Vincent F. Sollitto as members of its Board of Directors.

              Mr. Nicholas Konidaris, 56, is President and CEO of Advantest American Corporation, based in Santa Clara, California, since 1997. He is also President, CEO and Chairman of Advantest America, Inc., the North American sales and distribution arm of Advantest Corporation, headquartered in Tokyo, Japan.
              Advantest America was established in 1982, and focuses on manufacturing, selling and servicing the semiconductor industry's most accurate and reliable testers for memory, logic and mixed-signal devices. He served as the Strategic Business Manager from 1995 to 1997 and as Business Unit Manager from 1993 to 1995. Before joining Advantest America, Mr. Konidaris served as Managing Director of Depa, S.A., a natural gas utility company in Greece. From 1991-1993, he served as Vice President of Boreas, Inc., a company founded to commercialize cryogenic technologies. He also served as Vice President from 1988 to 1991 as Vice President of Hypres, Inc., a start-up company in superconducting electronics. In addition, his prior experience includes 14 years at Teradyne, Inc. where he served as Product and Marketing Manager.

              Mr. Vincent F. Sollitto, 52, joined Photon Dynamics as President and Chief Executive Officer in June 1996, and was appointed to its Board of Directors in July 1996. Photon Dynamics, founded in 1986, is a worldwide supplier of yield management solutions to the flat panel display, printed circuit board assembly and advanced semiconductor packaging industries. Prior to joining Photon Dynamics, Mr. Sollitto spent three years as General Manager of Business Unit Operations for Fujitsu Microelectronics, Inc. from 1993 to 1996. Mr. Sollitto served as Executive Vice President of Technical Operations from 1991 until 1993 for Supercomputer Systems, Inc. His prior experience includes 21 years of service in various management positions at International Business Machines including Director of Technology and Process. Mr. Sollitto now serves as a member of the board of directors for Irvine Sensors Corporation and Applied Films Corporation.

ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K

              (a) EXHIBITS


              Exhibit 27          Financial Data Schedule

              (b) REPORTS ON FORM 8-K

              The Company did not file any reports on Form 8-K during the three months ended June 30, 2000.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                             ULTRATECH STEPPER, INC.
-------------------------------------------------------------------------------
                                  (Registrant)



Date: August 11, 2000          By: /s/ Bruce R. Wright
      ----------------             --------------------------------
                                   Bruce R. Wright
                                   Senior Vice President, Finance and Chief
                                   Financial Officer (Duly Authorized Officer
                                   and Principal Financial and Accounting
                                   Officer)