Form 10-Q
period 2000-09-30
ULTRATECH STEPPER INC
filed 2000-11-14
CIK 909791

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

                FOR THE QUARTERLY PERIOD ENDED      SEPTEMBER 30, 2000
                                                    ------------------


      [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the transition period from                  to
                                                ---------------    -------------

                    Commission File Number          0-22248
                                           --------------------------

                             ULTRATECH STEPPER, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                       DELAWARE                             94-3169580
--------------------------------------------------------------------------------
(State or other jurisdiction of incorporation            (I.R.S. employer
               or organization)                        identification number)

   3050 Zanker Road, San Jose, California                          95134
--------------------------------------------------------------------------------
  (Address of principal executive offices)                       (Zip Code)

   Registrant's telephone number, including area code         (408) 321-8835
                                                           ---------------------


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

           Yes                   X                        No
                           --------------                         -------------

  Indicate the number of shares of the issuer's class of common stock, as of the latest practical date:


                 Class                        Outstanding as of November 7, 2000
---------------------------------------       ----------------------------------
     common stock, $.001 par value                       21,243,435

                             ULTRATECH STEPPER, INC.

                                      INDEX

                                                                                                               PAGE NO.
                                                                                                               --------
PART 1.           FINANCIAL INFORMATION

ITEM 1.           CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                  Condensed Consolidated Balance Sheets as of September 30, 2000 and December 31, 1999........... 3

                  Condensed Consolidated Statements of Operations for the three months ended
                  September 30, 2000 and 1999 and the nine months ended September 30, 2000 and 1999.............. 4

                  Condensed Consolidated Statements of Cash Flows for the nine months ended
                  September 30, 2000 and 1999.................................................................... 5

                  Notes to Condensed Consolidated Financial Statements........................................... 6

ITEM 2.           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS..........11

ITEM 3.           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.....................................27


PART 2.           OTHER INFORMATION

ITEM 1.           LEGAL PROCEEDINGS..............................................................................28

ITEM 2.           CHANGES IN SECURITIES AND USE OF PROCEEDS......................................................28

ITEM 3.           DEFAULTS UPON SENIOR SECURITIES................................................................28

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS............................................28

ITEM 5.           OTHER INFORMATION..............................................................................28

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K...............................................................28



SIGNATURES.......................................................................................................29

PART 1.  FINANCIAL INFORMATION
ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                             ULTRATECH STEPPER, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                       SEPT. 30,         Dec. 31,
(In thousands)                                                           2000             1999*
--------------------------------------------------------------------------------------------------
ASSETS                                                                (Unaudited)
Current assets:
      Cash, cash equivalents and short-term investments                $ 152,277        $ 143,544
      Accounts receivable, net                                            20,227           19,993
      Inventories                                                         30,130           28,975
      Current portion of leases receivable                                     -            1,354
      Prepaid expenses and other current assets                            3,845            2,040
--------------------------------------------------------------------------------------------------
Total current assets                                                     206,479          195,906

Equipment and leasehold improvements, net                                 26,832           20,486

Restricted long-term investments                                               -            5,479

Leases receivable, net                                                       121              282

Intangible assets, net                                                     7,376            8,940

Other assets                                                               6,497            5,715
--------------------------------------------------------------------------------------------------

Total  assets                                                          $ 247,305        $ 236,808
==================================================================================================

--------------------------------------------------------------------------------------------------
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
      Notes payable                                                    $     929        $     490
      Accounts payable                                                     9,242            7,931
      Deferred product and service income                                  6,654              353
      Deferred license income                                             25,324                -
      Other current liabilities                                           19,477           23,531
--------------------------------------------------------------------------------------------------
Total current liabilities                                                 61,626           32,305

Other liabilities                                                            248              289

Stockholders' equity:
      Common stock                                                            21               21
      Additional paid-in capital                                         177,316          175,573
      Accumulated other comprehensive loss, net                           (1,410)          (2,408)
      Treasury stock                                                      (6,867)               -
      Retained earnings                                                   16,371           31,028
--------------------------------------------------------------------------------------------------
Total stockholders' equity                                               185,431          204,214
--------------------------------------------------------------------------------------------------
Total liabilities and stockholders' equity                             $ 247,305        $ 236,808
==================================================================================================

* The Balance Sheet as of December 31, 1999 has been derived from the audited financial statements at that date.

      SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                             ULTRATECH STEPPER, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

-----------------------------------------------------------------------------------------------------------------------------
                                                                          Three Months Ended           Nine Months Ended
                                                                       --------------------------   -------------------------
                                                                          SEPT. 30,    Sept. 30,       SEPT. 30,   Sept. 30,
(In thousands, except per share amounts)                                      2000         1999            2000        1999
-----------------------------------------------------------------------------------------------------------------------------
Net sales:
     Products                                                               $35,011      $26,005         $89,796     $72,076
     Services                                                                 4,703        4,408          12,839      13,400
     Licenses                                                                 2,502            -           3,009           -
-----------------------------------------------------------------------------------------------------------------------------
Total net sales                                                              42,216       30,413         105,644      85,476
Cost of sales:
     Cost of products sold                                                   21,834       14,091          57,412      43,151
     Cost of services                                                         3,362        3,234           9,516       9,221
-----------------------------------------------------------------------------------------------------------------------------
Total cost of sales                                                          25,196       17,325          66,928      52,372
-----------------------------------------------------------------------------------------------------------------------------
Gross profit                                                                 17,020       13,088          38,716      33,104

OPERATING EXPENSES:
     Research, development, and engineering                                   6,664        6,994          19,822      20,296
     Amortization of goodwill                                                   495          430           1,564       1,167
     Selling, general, and administrative                                     8,560        6,859          22,274      19,938
     Shutdown of operations                                                   1,686            -           9,670           -

-----------------------------------------------------------------------------------------------------------------------------
Operating loss                                                                 (385)      (1,195)        (14,614)     (8,297)
Gain on sale of land                                                         15,983            -          15,983           -
Interest expense                                                                (69)         (59)           (211)       (300)
Interest and other income, net                                                1,975        1,688           5,501       5,428
-----------------------------------------------------------------------------------------------------------------------------
Income (loss) before tax and cumulative effect of a change
     in accounting principle                                                 17,504          434           6,659      (3,169)
Income taxes                                                                  2,433            -           2,433           -
-----------------------------------------------------------------------------------------------------------------------------
Income (loss) before cumulative effect of a change in accounting
     principle                                                               15,071          434           4,226      (3,169)
Cumulative effect on prior years of the application of SAB 101
     "Revenue Recognition in Financial Statements"                                -            -         (18,883)          -
-----------------------------------------------------------------------------------------------------------------------------
Net income (loss)                                                           $15,071         $434        ($14,657)    ($3,169)
=============================================================================================================================

EARNINGS PER SHARE-BASIC:
Income (loss) before cumulative effect of a change in accounting
     principle                                                                $0.71        $0.02           $0.20      ($0.15)
Cumulative effect on prior years of the application of
     SAB 101 "Revenue Recognition in Financial Statements"                    $0.00        $0.00          ($0.89)      $0.00
Net income (loss)                                                             $0.71        $0.02          ($0.69)     ($0.15)
Number of shares used in
     per share computations - basic                                          21,093       21,344          21,238      21,244

EARNINGS PER SHARE-DILUTED:
Income (loss) before cumulative effect of a change in accounting
     principle                                                                $0.70        $0.02           $0.20      ($0.15)
Cumulative effect on prior years of the application of
     SAB 101 "Revenue Recognition in Financial Statements"                    $0.00        $0.00          ($0.89)      $0.00
Net income (loss)                                                             $0.70        $0.02          ($0.69)     ($0.15)
Number of shares used in
     per share computations - diluted                                        21,669       21,740          21,238      21,244
=============================================================================================================================

      SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                             ULTRATECH STEPPER, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                Nine Months Ended
                                                                          -------------------------------
                                                                              SEPT. 30,         Sept. 30,
(In thousands)                                                                  2000              1999
---------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                                      ($14,657)          ($3,169)
Gain from sale of land                                                         (15,983)                -
Change in accounting principle - SAB 101 "Revenue Recognition
     in Financial Statements"                                                   18,883                 -
Charges to income not affecting cash                                            10,202             9,979
Net effect of changes in operating assets and liabilities                        7,213            (2,457)
---------------------------------------------------------------------------------------------------------
Net cash provided by operating activities                                        5,658             4,353

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures                                                           (14,765)           (5,588)
Net reduction in available-for-sale securities                                   4,151             1,256
Net reduction in (Segregation of) restricted long-term investments               5,549               (12)
Proceeds from sale of land                                                      16,165                 -
---------------------------------------------------------------------------------------------------------
Net cash provided by (used in) investing activities                             11,100            (4,344)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds (repayment) from issuance of notes payable                            439                (2)
Buy-back of common stock                                                        (6,866)                -
Net proceeds from issuance of common stock pursuant to employee stock plans      1,743             1,367
---------------------------------------------------------------------------------------------------------
Net cash provided by (used in) financing activities                             (4,684)            1,365

Net increase in cash and cash equivalents                                       12,074             1,374

Cash and cash equivalents at beginning of period                                46,978            54,142
---------------------------------------------------------------------------------------------------------

Cash and cash equivalents at end of period                                     $59,052           $55,516
=========================================================================================================

     SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                             ULTRATECH STEPPER, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                               SEPTEMBER 30, 2000


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

From time to time, the Company leases its products to customers typically as sales-type leases. These leases generally have a five-year term.

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

During 2000, the Company substantially changed its operations to implement SAB
101. Approximately 7% and 34% of the Company's net sales for the three month and nine month periods ended September 30, 2000, respectively, resulted from systems shipped in 1999 and accepted in 2000. This reflects the Company's traditional time frame for shipment, installation and customer acceptance. The net result of shipments and acceptances during the quarter was a reduction of approximately $3.0 million in deferred product and service income. On a year-to-date basis, the net result of shipments and acceptances for the nine-month period ended September 30, 2000 was a reduction of approximately $14.4 million in deferred product and service income. The Company believes that estimates of its system revenue under its prior method of accounting would not be indicative of results that would have been achieved if the Company had not substantially changed its operations to implement SAB 101.

FISCAL PERIODS: The Company's third fiscal quarter in 2000 and 1999 ended on September 30, 2000 and October 2, 1999, respectively. For convenience of presentation, the Company's financial statements have been shown as having ended on September 30, 2000 and September 30, 1999.


Operating results for the three and nine-month periods ended September 30, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000, or any future period.


(2) INVENTORIES

Inventories consist of the following:

                                                       Sept. 30, 2000           Dec. 31, 1999
                                                      -----------------        -----------------
(In thousands)                                         (Unaudited)
Raw materials.....................................            $15,571                  $12,589
Work-in-process...................................             10,910                   13,484
Finished products ................................              3,649                    2,902
                                                      -----------------        -----------------
                                                              $30,130                  $28,975
                                                      =================        =================

(3) OTHER CURRENT LIABILITIES

Other current liabilities consist of the following:

                                                          Sept. 30, 2000      Dec. 31, 1999
                                                          --------------     -----------------
(In thousands)                                             (Unaudited)
Salaries and benefits...............................            $3,281             $3,369
Warranty reserves...................................             3,395              3,997
Advance billings....................................             1,006              4,845
Income taxes payable................................             5,922              5,081
Sales returns and allowances........................                 -              1,471
Reserve for losses on purchase order commitments....             2,257              2,423
Other...............................................             3,616              2,345
                                                           ------------      -------------
                                                               $19,477            $23,531
                                                           ============      =============

(4) COMPUTATION OF NET INCOME (LOSS) PER SHARE

The following sets forth the computation of basic and diluted net income (loss) per share:

                                                                       Three Months Ended           Nine Months Ended
                                                                    --------------------------  ---------------------------
                                                                     Sept. 30,     Sept. 30,     Sept. 30,      Sept. 30,
(Unaudited, in thousands, except per share amounts)                    2000          1999          2000           1999
---------------------------------------------------------------------------------------------------------------------------

Numerator:
      Income (loss) before cumulative effect of a change in
           accounting principle                                         $15,071          $434        $4,226        ($3,169)
      Cumulative effect on prior years of the application
           of SAB 101 "Revenue Recognition in Financial
           Statements"                                                        -             -       (18,883)             -
                                                                    ------------  ------------  ------------   ------------
      Net income (loss)                                                 $15,071          $434      ($14,657)       ($3,169)
                                                                    ------------  ------------  ------------   ------------

Denominator:
      Denominator for basic net income (loss) per share                  21,093        21,344        21,238         21,244
      Effect of dilutive employee stock options                             576           396             -              -
                                                                    ------------  ------------  ------------   ------------
      Denominator for diluted net income (loss) per share                21,669        21,740        21,238         21,244
                                                                    ------------  ------------  ------------   ------------

Earnings per share - basic:
      Income (loss) before cummulative effect of a change in
           accounting principle                                           $0.71         $0.02         $0.20         ($0.15)
                                                                    ============  ============  ============   ============
      Cumulative effect on prior years of the application
           of SAB 101 "Revenue Recognition in Financial
           Statements"                                                    $0.00         $0.00        ($0.89)         $0.00
                                                                    ============  ============  ============   ============
      Net income (loss)                                                   $0.71         $0.02        ($0.69)        ($0.15)
                                                                    ============  ============  ============   ============

Earnings per share - diluted:
      Income (loss) before cummulative effect of a change in
           accounting principle                                           $0.70         $0.02         $0.20         ($0.15)
                                                                    ============  ============  ============   ============
      Cumulative effect on prior years of the application
           of SAB 101 "Revenue Recognition in Financial
           Statements"                                                    $0.00         $0.00        ($0.89)         $0.00
                                                                    ============  ============  ============   ============
      Net income (loss)                                                   $0.70         $0.02        ($0.69)        ($0.15)
                                                                    ============  ============  ============   ============

For the three-month and nine-month periods ended September 30, 2000, options to purchase 1,547,000 shares and 3,922,000 shares of Common Stock at an average exercise price of $20.31 and $15.23, respectively were excluded from the computation of diluted net income (loss) per share as the effect would have been anti-dilutive. This compares to the exclusion of 2,329,000 options and 3,544,000 options at an average exercise price of $20.01 and $16.23, respectively, for the three-month and nine-month periods ended September 30, 1999. Options are anti-dilutive when the Company has a net loss or when the exercise price of the stock option is greater than the average market price of the Company's Common Stock.

(5) COMPREHENSIVE INCOME (LOSS)

The components of comprehensive income (loss) are as follows:

                                                                        Three Months Ended                Nine Months Ended
                                                                        ------------------                -----------------
                                                                       Sept. 30,     Sept. 30,        Sept. 30,         Sept. 30,
(Unaudited, in thousands)                                                 2000          1999             2000              1999
--------------------------------------------------------------------------------------------------------------------------------
Net income (loss)..............................................        $15,071          $434         ($14,657)          ($3,169)
Accumulated other comprehensive income (loss)..................
     Unrealized holding gain (loss) on
       available-for-sale securities...........................            926          (564)             998            (2,664)
     Tax  effect...............................................              -             -                -                 -
--------------------------------------------------------------------------------------------------------------------------------
Comprehensive income (loss)                                            $15,997         ($130)        ($13,659)          ($5,833)
================================================================================================================================

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

(7) ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES.

In September 1999, the Financial Accounting Standards Board issued Statement No. 137 (FAS 137), "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133." FAS 137 amends the Financial Accounting Standards Board issued Statement No. 133 (FAS 133), "Accounting for Derivative Instruments and Hedging Activities" which was issued in September 1998 and was to be effective for all fiscal quarters of fiscal year beginning after September 15, 1999. FAS 137 defers the effective date of FAS 133 to be effective for all fiscal quarters of all fiscal years beginning after September 15, 2000. Accordingly, the Company will adopt the provisions of FAS 133 for its 2001 fiscal year. FAS 133 establishes accounting and reporting standards for derivative instruments and requires recognition of all derivatives as assets or liabilities in the statement of financial position and measurement of those instruments at fair value. Because of the Company's minimal use of derivatives, management does not anticipate that the adoption of the new Statement will have a significant effect on earnings or the financial position of the Company.

(8) SHUTDOWN OF OPERATIONS

During the quarter ended June 30, 2000, the Company shutdown the operations of its UltraBeam unit. As a direct result of this decision, the Company recognized a charge in the quarter ended June 30, 2000 of $8.0 million, or $0.38 per share (diluted). During the quarter ended September 30, 2000, the Company recognized an additional charge of $1.7 million, or $0.08 per share (diluted) primarily attributed to revised estimates of amounts to be realized upon the disposition of operating assets. Of the year-to-date total charge of $9.7 million, approximately $6.8 million related to operating and capital assets disposed of, $2.5 million related to amounts paid for shutdown and accrued liabilities still outstanding as of September 30, 2000 of $0.4 million.

(9) LAND SALE

During the quarter ended September 30, 2000, the Company exercised an option it held to purchase 6.34 acres of undeveloped land it leased in San Jose, California and sold this property to a third party. This transaction resulted in a net gain of $16.0 million before related income taxes, or $0.74 per share (diluted).

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


OVERVIEW

Certain of the statements contained in this report may be considered forward-looking statements under Section 21E of the Securities Exchange Act of 1934, as amended, that may involve a number of risks and uncertainties. In addition to the factors discussed herein, factors that could cause actual results to differ materially include the following: cyclicality in the Company's served markets; high degree of industry competition; lengthy sales cycles, including the timing of system acceptances; manufacturing inefficiencies and the ability to volume produce systems; mix of products sold; the ability and resulting costs to attract or retain sufficient personnel to achieve the Company's targets for a particular period; inventory obsolescence; delays, deferrals and cancellations of orders by customers; integration and development of Verdant operations; failure to develop and commercialize the Company's reduction stepper products; timing and degree of success of technologies licensed to outside parties; sole or limited sources of supply; international sales; customer concentration; rapid technological change and the importance of timely product introductions; dependence on key personnel; future acquisitions; changes to financial accounting standards; intellectual property matters; environmental regulations; effects of certain anti-takeover provisions; volatility of stock price; and the other risk factors listed in this filing and other Company filings with the SEC, including the Company's annual report on Form 10-K. The Company undertakes no obligation to update any of its disclosures to reflect such future events.

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

In April 2000, the Company reached a decision to shut down its UltraBeam operations. As a result of this decision, the Company recognized a charge during the quarter ended June 30, 2000 of $8.0 million, or $0.38 per share (diluted), and a charge of $1.7 million, or $0.08 per share (diluted) during the quarter ended September 30, 2000.

During the quarter ended June 30, 2000, the Company settled litigation it had initiated against Nikon Inc. ("Nikon"). In conjunction with the settlement agreement, the Company may recognize licensing revenue in future quarters consistent with the terms of settlement. The Company is presently proceeding with related actions against Canon Inc. ("Canon") and ASM Lithography, Ltd. ("ASM"). There can be no assurance that the Company will prevail in those actions.

In July 2000, the Company entered into an agreement with Applied Materials, Inc. ("Applied Materials") under which Applied Materials has licensed the laser thermal processing technology of the Company's Verdant Technologies Division. Additionally, Ultratech develops, manufactures and markets its own laser thermal processing systems used in the development and future production of advanced devices.

During the quarter ended September 30, 2000, the Company exercised an option it held to purchase 6.34 acres of undeveloped land it leased in San Jose, California and sold this property to a third party. This transaction resulted in a net gain of $16.0 million before related income taxes, or $0.74 per share (diluted).

The Applied Materials and Nikon agreement and land sale resulted in special income tax charges during the quarter ended September 30, 2000 of $2.4 million, or $0.11 per share (diluted). Excluding these special items and the taxes associated with them, net income for the quarter ended September 30, 2000 was $3.2 million, or $0.15 per share (diluted).

The following discussion should be read in conjunction with the Company's 1999 Annual Report on Form 10-K, which is available from the Company upon request.

RESULTS OF OPERATIONS

The Company's operating results have fluctuated significantly in the past and most likely will continue to fluctuate significantly in the future. Factors that have caused operating results to fluctuate significantly in the past and most likely will continue to cause fluctuations in the future include those mentioned above as well as: inventory and open purchase commitment reserve positions; concentration of credit risk; lengthy development cycles for new products; market acceptance of new products and enhanced versions of the Company's existing products; delayed shipments to customers due to customer configuration changes and other factors; acquisition activities requiring the devotion of substantial management resources; lengthy manufacturing cycles for the Company's products; the timing of new product announcements and releases by the Company or its competitors; manufacturing inefficiencies associated with the startup of new product introductions; patterns of capital spending by customers; product discounts; changes in pricing by the Company, its competitors or suppliers; shutdown of operations; sale of assets; outcome of litigation; political and economic instability throughout the world, in particular the Asia/Pacific region; changes in sales or distribution agreements; natural disasters; regulatory changes; and business interruptions related to the Company's occupation of its facilities.

The Company's gross profit as a percentage of sales has been and most likely will continue to be significantly affected by a variety of factors, including product discounts and competition in the Company's targeted markets; the mix of products sold; inventory and open purchase commitment reserve provisions; the rate of capacity utilization; nonlinearity of shipments during the quarter; the introduction of new products, which typically have higher manufacturing costs until manufacturing efficiencies are realized and are typically discounted more than existing products until the products gain market acceptance; the percentage of international sales, which typically have lower gross margins than domestic sales principally due to higher field service and support costs; and the implementation of subcontracting arrangements.

The Company derives a substantial portion of its total net sales from sales of a relatively small number of newly manufactured systems, which typically range in price from $800,000 to $2.4 million for the Company's 1X steppers, and $1.5 million to more than $6.0 million for the Company's reduction steppers. As a result of these high sale prices, the timing of recognition of revenue from a single transaction has had and most likely will continue to have a significant impact on the Company's net sales and operating results.

The Company's backlog at the beginning of a period typically does not include all of the sales needed to achieve the Company's objectives for that period.
In addition, orders in backlog are subject to cancellation, shipment or customer acceptance delays, and deferral or rescheduling by a customer with limited or no penalties. Consequently, the Company's net sales and operating results for a period have been and most likely will continue to be dependent upon the Company obtaining orders for systems to be shipped and accepted in the same period in which the order is received. The Company's business and financial results for a particular period could be materially adversely affected if an anticipated order for even one system is not received in time to permit shipment and customer acceptance during a particular period. Furthermore, a substantial portion of the Company's shipments has historically been realized near the end of each quarter. Delays in installation and customer acceptance due, for example, to the inability of the Company to successfully demonstrate the agreed upon specifications or criteria at the customer's facility, or to the failure of the customer to permit installation of the system in the agreed upon time, may cause net sales in a particular period to fall significantly below the Company's expectations, which may materially adversely affect the Company's operating results for such period. Additionally, the failure to receive anticipated orders or delays in shipments due, for example, to reschedulings, delays, deferrals or cancellations by customers, additional customer configuration requirements, or to unexpected manufacturing difficulties or delays in deliveries by suppliers due to their long production lead times or otherwise, has caused and may continue to cause net sales in a particular period to fall significantly below the Company's expectations, which has and could continue to materially adversely affect the Company's operating results for such period. In particular, the long manufacturing cycles of the Company's Saturn Wafer Stepper(R), and the Company's reduction stepper product offerings, and the long lead time for lenses and other materials, could cause shipments of such products to be delayed from one quarter to the next, which could materially adversely affect the Company's financial condition and results of operations for a particular quarter.

The Company's business has in prior years been subject to seasonality, although the Company believes such seasonality has been masked in recent years by cyclical trends within the semiconductor and thin film head industries. In addition, the need for continued expenditures for research and development, capital equipment, ongoing training and worldwide customer service and support, among other factors, will make it difficult for the Company to reduce its operating expenses in a particular period if the Company fails to achieve its net sales goals for the period. Additionally, during the quarter ended September 30, 2000 the Company continued to operate at less than optimal capacity utilization, resulting in manufacturing inefficiencies that adversely affected the Company's gross margins and results of operations. The Company is presently ramping production to meet the Company's growing backlog of system orders. There can be no assurance that the Company will be successful in its attempts to increase production levels and secure the additional after-sales support personnel required to sustain the Company's planned expansion.

NET SALES

Net sales consist of revenue from system sales, spare parts sales, service and licensing of technologies. For the quarter ended September 30, 2000, net sales were $42.2 million, an increase of 39% as compared with net sales of $30.4 million for the comparable period in 1999. On a year-to-date basis, net sales were $105.6 million for the nine-month period ended September 30, 2000, an increase of 24% as compared with net sales of $85.5 million for the comparable period in 1999. Both the current quarter and year-to-date increases, relative to the comparable 1999 periods, were primarily attributed to improved conditions within the semiconductor industry, which has resulted in higher capital spending levels, partially offset by lower equipment sales to the thin film head industry. Additionally, contributing to the current quarter increase in net sales, relative to the year-ago period, were $3.0 million from the sale of the Company's first Verdant laser thermal processing system and approximately $2.5 million from licensing revenue.

Approximately 7% and 34% of the Company's net sales for the three-month and nine-month periods ended September 30, 2000, respectively, resulted from systems shipped in 1999 (see discussion of SAB 101, below). The net result of shipments and acceptances during the three-month period ended September 30, 2000 was a reduction in deferred product and service income of approximately $3.0 million. On a year-to-date basis, the net result of shipments and acceptances resulted in a reduction in deferred product and service income of approximately $14.4 million. During the three-month period ended September 30, 2000, deferred license income increased $13.8 million, as cash received during the period relative to licensing activities exceeded revenue recognized. On a year-to-date basis, deferred license income increased $25.3 million. Overall, total deferred income (which includes products, service and licensing) increased $10.8 million during the quarter and $10.9 million on a year-to-date basis. Deferred income relative to the Company's products is recognized upon installation and customer acceptance of the systems. Deferred income relative to service revenue is recognized over the life of the related service contract. Deferred income relative to the Company's licensing activities is recognized over the longer of the estimated useful life of the licensed technologies, or the period of any technology transfer support arrangements.

Overall, unit sales of the Company's systems for the three-month period ended September 30, 2000 decreased 12% relative to the comparable period in 1999. However, total dollar sales of the Company's systems increased 38% over that same period, primarily as a result of a change in product mix. The Company experienced significantly higher unit sales for its Saturn Spectrum 3(R), relative to the comparable period in 1999. This product serves the market for semiconductor packaging. Partially offsetting this increase was a decline in unit sales of the Company's Model 1700, which serves the market for back-end thin film head production. The thin film head industry is currently experiencing a period of excess capacity, and the Company presently anticipates that this trend will continue for at least the next several quarters, which will continue to materially adversely impact the Company's results of operations. On a year-to-date basis, unit sales for the nine-month period ended September 30, 2000 increased 15% from the comparable period in 1999. This increase was also related to the significantly higher unit sales of the Company's Saturn Spectrum 3. The weighted-average selling price of all units sold for both the three-month and nine-month periods ended September 30, 2000 were flat, as compared with the comparable periods in 1999.

Service revenue for the quarter ended September 30, 2000 increased 7%, as compared with the comparable period in 1999. However, service revenue declined 4% on a year-to-date basis. The year-to-date decline, relative to the comparable period in 1999, was primarily due to lower contract revenue from reduction steppers.

License revenue was $2.5 million and $3.0 million for the three-month and nine-month periods ended September 30, 2000, respectively. There was no licensing income during the comparable periods in 1999.

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

For the quarter ended September 30, 2000, international net sales were $26.0 million, or 61% of total net sales, as compared with $15.0 million, or 49% of total net sales for the comparable period in 1999. On a year-to-date basis, international net sales for the nine-month period ended September 30, 2000 were $57.0 million, or 54% of total net sales, as compared with $46.2 million, or 54% of total net sales in the comparable period in 1999. Both the current quarter and year-to-date increases in international sales, in terms of absolute dollars, were primarily attributed to increased sales of the Company's Saturn Spectrum 3 to semiconductor companies in the Japan and Asia, excluding Japan territories, partially offset by lower sales to thin film head customers in Asia, excluding Japan. The Company anticipates that an increasing percentage of its overall sales for the remainder of 2000 will come from semiconductor manufacturers in the Japan and Asia, excluding Japan territories, utilizing the Company's systems in the process of semiconductor packaging. The Company's operations in foreign countries are not generally subject to significant exchange rate fluctuations, principally because sales contracts for the Company's systems are generally denominated in U.S. dollars. In Japan, however, orders are typically denominated in Japanese yen. This may subject the Company to a higher degree of risk from currency fluctuations. The Company attempts to mitigate this exposure through the use of foreign exchange contracts; however, there can be no assurance of the success of any such efforts. International sales expose the Company to a number of additional risks, including fluctuations in the value of local currencies relative to the U.S. dollar, which, in turn, impact the relative cost of ownership of the Company's products. (See "Additional Risk Factors:
International Sales; Japanese Market").

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

The Company presently expects that net sales for the three-month period ending December 30, 2000 may be substantially higher than net sales in the comparable period in 1999. However, due to current production limitations, customer shipment dates and uncertainty as to customer acceptances, the Company can give no assurance that it will be able to achieve or maintain its current or prior sales levels.

Because the Company's net sales are subject to a number of risks, including intense competition in the capital equipment industry and the timing and market acceptance of the Company's products, there can be no assurance that the Company will exceed or maintain its current or prior level of net sales for any period in the future. Additionally, the Company believes that the market acceptance and volume production of its Saturn Spectrum 3, its XLS advanced reduction steppers and its 1000 series family of wafer steppers, are of critical importance to its future financial results. To the extent that these products do not achieve significant sales due to difficulties involving manufacturing or engineering, the inability to reduce the current long manufacturing cycles for such products, competition, excess capacity in the semiconductor on thin film industry, customer acceptances, or any other reason, the Company's business, financial condition and results of operations would be materially adversely affected.

GROSS PROFIT

The Company's gross profit as a percentage of net sales, or gross margin, was 40.3% for the quarter ended September 30, 2000, as compared with a gross margin of 43.0% for the comparable period in 1999. On a year-to-date basis, gross margin for the nine-month period ended September 30, 2000 was 36.6%, as compared with 38.7% for the comparable period a year ago. On a comparative basis, gross margins for both the three and nine-month periods in 2000 were adversely impacted by a shift in product mix and competitive pressure on selling prices.

The Company believes that gross profit as a percentage of net sales for the quarter ending December 30, 2000 may be higher than levels achieved during the comparable period a year ago, primarily as a result of improved product pricing, licensing income and higher levels of capacity utilization, partially offset by a less favorable product mix. However, intense competition in the markets the Company serves may make it difficult for the Company to increase or maintain its current gross margin percentages in the near term. The Company is presently increasing inventory purchases based on current and forecasted demand for its Saturn Spectrum 3 wafer stepper, its Verdant laser thermal processing system and its 157nm advanced reduction stepper. The purchase of such additional inventories will result in a significantly higher risk of obsolescence, which may require inventory write-offs, which would negatively impact gross margins. Additionally, new products generally have lower gross margins until there is widespread market acceptance and until production and after-sales efficiencies can be achieved. Should the Saturn Spectrum 3, Verdant laser thermal processing system or the Company's reduction stepper offerings, fail to develop or generate significant market demand, the Company's business, financial condition and results of operations would be materially adversely affected.

RESEARCH, DEVELOPMENT AND ENGINEERING EXPENSES

The Company's research, development and engineering expenses were $6.7 million for the quarter ended September 30, 2000, as compared with $7.0 million for the comparable period in 1999. On a year-to-date basis, research, development and engineering expenses for the nine-month period ending September 30, 2000 were $19.8 million, as compared with $20.3 million in the comparable period in 1999. This decrease in spending, relative to the comparable periods in 1999, was primarily attributed to the shutdown of the Company's UltraBeam operations, which occurred early in the second quarter, and lower spending on the Company's laser thermal processing technology, partially offset by higher facilities and personnel costs.

The Company continues to invest significant resources in the development and enhancement of its Verdant laser thermal processing systems and technologies, together with continuing expenditures for its 1X and reduction optical products and technologies. The Company presently expects that the absolute dollar amount of research, development and engineering expenses for the quarter ending December 30, 2000 may be similar to levels incurred in the comparable period in 1999, as the decline in spending relative to the UltraBeam shutdown is offset by increased investments in the Company's Verdant and photolithography technologies and higher facilities and personnel costs.

AMORTIZATION OF GOODWILL

Amortization of goodwill was $0.5 million for the quarter ended September 30, 2000, as compared with $0.4 million for the comparable period in 1999. On a year-to-date basis, amortization of goodwill for the nine-month period ended September 30, 2000 was $1.6 million, as compared with $1.2 million for the comparable period in 1999. The additional amortization expense was directly related to intangible assets purchased in December 1999.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses were $8.6 million for the quarter ended September 30, 2000, as compared with $6.9 million for the comparable period in 1999. As a percentage of net sales, selling, general and administrative expenses declined to 20.3%, as compared with 22.6% of net sales for the comparable period in 1999. On a year-to-date basis, selling, general, and administrative expenses for the nine-month period ended September 30, 2000 were $22.3 million, as compared with $19.9 million for the comparable period in 1999. As a percentage of net sales, selling, general and administrative expenses declined to 21.1% for the nine-month period ended September 30, 2000, as compared to 23.3% of net sales for the comparable period in 1999. Both the current quarter and year-to-date increases in absolute dollars, as compared with the comparable periods in 1999, were primarily due to higher sales, service and support expenses typically associated with an increase in sales, together with higher facilities and personnel costs, partially offset by the impact of the shutdown of the UltraBeam operations. The Company presently anticipates that selling, general and administrative expenses for the three-month period ending December 30, 2000 will increase significantly, relative to the comparable period in 1999, due primarily to higher anticipated sales, service and support expenses resulting from an anticipated increase in net sales and higher facilities and personnel costs.

SHUTDOWN OF OPERATIONS

During the quarter ended June 30, 2000, the Company shutdown the operations of its UltraBeam unit. As a direct result of this decision, the Company recognized a charge in the quarter ended June 30, 2000 of $8.0 million, or $0.38 per share (diluted). During the quarter ended September 30, 2000, the Company recognized an additional charge of $1.7 million, or $0.08 per share (diluted) primarily attributed to revised estimates of amounts to be realized upon the sale of operating assets. Of the year-to-date total charge of $9.7 million, approximately $6.8 million related to operating and capital assets disposed of, $2.5 million related to amounts paid for shutdown and accrued liabilities still outstanding as of September 30, 2000 of $0.4 million.

GAIN OF SALE OF LAND

During the quarter ended September 30, 2000, the Company exercised an option it held to purchase 6.34 acres of undeveloped land it leased in San Jose, California and sold this property to a third party. This transaction resulted in a net gain of $16.0 million before related income taxes, or $0.74 per share (diluted).

INTEREST AND OTHER INCOME, NET

Interest and other income, net, which consists primarily of interest income, was $2.0 million for the quarter ended September 30, 2000, as compared with $1.7 million for the comparable period in 1999. On a year-to-date basis, interest and other income, net, for the nine-month period ended September 30, 2000 was $5.5 million, as compared with $5.4 million for the comparable period in 1999. Both the current quarter and year-to-date increases, as compared with the comparable periods in 1999, were primarily attributed to higher invested balances.

INCOME TAX EXPENSE

The Company recognized income taxes of $2.4 million, related to special items, during the three-month and nine-month periods ended September 30, 2000, or $0.11 per share (diluted), relating to the sale of the land and certain other cash receipts during the quarter. There was no additional income tax expense recognized during the 2000 periods, as a result of available net operating loss carry-forwards. There was no income tax benefit recognized in 1999 on the Company's pre-tax loss, due to uncertainty related to the utilization of its net operating loss carry-forward.

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operating activities was $5.7 million for the nine-month period ended September 30, 2000, as compared with $4.4 million during the comparable period in 1999. Cash flow generated by operating activities was primarily attributed to non-cash charges to income of $10.2 million and a net change in operating assets and liabilities of $7.2 million, partially offset by the Company's net loss for the nine-month period.

The Company sells certain of its accounts receivable in order to mitigate its credit risk and to enhance cash flow. Sales of accounts receivable typically precede final customer acceptance of the system. Among other terms and conditions, the agreements include provisions that require the Company to repurchase receivables if certain conditions are present including, but not limited to, disputes with the customer regarding suitability of the product, and from time-to-time the Company has repurchased certain accounts and leases receivable in accordance with these terms. At September 30, 2000, $3.3 million of sold accounts receivable were outstanding to third party financial institutions. The Company may continue to attempt to mitigate the impact of extended payment terms and non-linear shipments by selling a substantial portion of its accounts receivable in the future. There can be no assurance that this financing will be available on reasonable terms, or at all.

The Company believes that because of the relatively long manufacturing cycle of certain of its systems, particularly newer products, the Company's inventories will continue to represent a significant portion of working capital. In particular, the Company is increasing its purchases of inventory for its Saturn Spectrum 3 wafer stepper, Verdant laser thermal processing system and its

XLS 157nm advanced reduction stepper. Higher inventory levels may increase the risk of inventory obsolescence, which may adversely impact the Company results of operations. Additionally, in conjunction with its XLS 157nm system, the Company anticipates that it will be required to make advanced payments related to lens production of approximately $2.0 million during the quarter ending December 30, 2000. The Company intends to characterize this expenditure as a long-term prepayment of inventories.

During the nine months ended September 30, 2000, net cash provided by investing activities was $11.1 million, primarily attributed to the proceeds from the sale of land of $16.2 million, the release of restricted cash of $5.5 million, a net reduction in available-for-sale securities of $4.2 million, partially offset by capital expenditures of $14.8 million. The capital expenditures were primarily attributed to the relocation of certain of the Company's facilities and further expansion in San Jose, California.

Cash used in financing activities was $4.7 million during the nine-month period ended September 30, 2000, primarily attributed to the Company's previously announced stock buyback. As of September 30, 2000, the Company had repurchased 475,000 shares of its common stock. The Company has authorized the repurchase of up to 2.0 million of its common stock at prevailing market prices. The Company intends to finance the repurchase of its common stock from its existing cash, cash equivalents and short term investments. During the nine-month period ended September 30, 2000, the Company raised $1.7 million from stock issued pursuant to the Company's stock option and employee stock purchase plans and raised an additional $0.4 million from borrowings under its existing line of credit pursuant to international hedging activities.

At September 30, 2000, the Company had working capital of $144.9 million. The Company's principal source of liquidity at September 30, 2000 consisted of $152.3 million in cash, cash equivalents and short-term investments.

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

ADOPTION OF THE EURO

The introduction of a European single currency, the Euro, was initially implemented as of January 1, 1999, and the transition period will continue through Jan 1, 2002. As of September 30, 2000, the adoption of the Euro has not had a material effect on the Company's foreign exchange and hedging activities or the Company's use of derivative instruments. While the Company will continue to evaluate the impact of the Euro introduction over time, based on currently available information, management does not believe that the introduction of the Euro currency will have a material adverse impact on the Company's financial condition or overall trends in results of operations.

ADDITIONAL RISK FACTORS

CYCLICALITY OF SEMICONDUCTOR, SEMICONDUCTOR PACKAGING AND THIN FILM HEAD INDUSTRIES The Company's business depends in significant part upon capital expenditures by manufacturers of semiconductors and thin film head magnetic recording devices, which in turn depend upon the current and anticipated market demand for such devices and products utilizing such devices. The semiconductor industry is highly cyclical and historically has experienced recurring periods of oversupply. This has, from time to time, resulted in significantly reduced demand for capital equipment including the systems manufactured and marketed by the Company. The Company believes that markets for new generations of semiconductors and semiconductor packaging will also be subject to similar fluctuations. Accordingly, the Company can give no assurance that it will be able to achieve or maintain its current or prior level of sales.

The Company attempts to mitigate the risk of cyclicality by participating in multiple markets including semiconductor, semiconductor packaging and thin film heads, as well as diversifying into new markets such as photolithography for micromachining and optical networking. Despite such efforts, when one or more of such markets experiences a downturn or a situation of excess capacity, such as is currently occurring in the thin film head market, the Company's net sales and operating results are materially adversely affected.

During 1999 and 1998, approximately 30% and 50%, respectively, of the Company's net sales were derived from sales to thin film head manufacturers and micromachining customers. For the first nine months of 2000, sales to thin film head manufacturers and micromachining customers accounted for approximately 17% of total net sales. The Company believes the TFH market is currently in a state of over-capacity and expects this situation to last for at least the next several quarters. This has and will continue to result in lower sales and delays or deferrals of customer orders from these industries, which will continue to materially adversely affect the Company's business, financial condition and results of operations in the near term. Additionally, the Company is experiencing increased competition in this market from Nikon, Canon and ASML. The Company's business and operating results would be materially adversely affected by continued downturns or slowdowns in TFH market or by loss of market share.

HIGHLY COMPETITIVE INDUSTRY The capital equipment industry in which the Company operates is intensely competitive. A substantial investment is required to install and integrate capital equipment into a semiconductor, semiconductor packaging or thin film head production line. The Company believes that once a device manufacturer or packaging subcontractor has selected a particular vendor's capital equipment, the manufacturer generally relies upon that equipment for the specific production line application and, to the extent possible, subsequent generations of similar products. Accordingly, it is difficult to achieve significant sales to a particular customer once another vendor's capital equipment has been selected. The Company experiences intense competition worldwide from a number of leading foreign and domestic stepper manufacturers, such as Nikon Inc. ("Nikon"), Canon Inc. ("Canon"), ASM Lithography, Ltd. ("ASML") and Silicon Valley Group ("SVG"), Inc.'s Micralign products, all of which have substantially greater financial, marketing and other resources than the Company. Nikon supplies a 1X stepper for use in the manufacture of liquid crystal displays and Canon, Nikon and ASML offer reduction steppers for thin film head fabrication. Additionally, the Company's XLS reduction stepper product line competes directly with advanced reduction steppers offered by Canon, Nikon and ASML. With respect to the semiconductor packaging market, the Company receives intense competition from various proximity aligner companies such as Suss Microtec AG (Karl Suss).

Current thin film head front-end production involves manufacturing steps that require critical feature sizes. Although the reduction stepper product lines address critical feature sizes, additional development of these product lines may be necessary to fully address the unique requirements of thin film head manufacturing. Additionally, ASML has entered the low-cost lithography market. ASML and Nikon have each introduced an i-line step-and-scan system as a lower cost alternative to the deep ultra-violet (DUV) step-and-scan system for use on the less critical layers. These systems compete with widefield steppers, such as the Company's Saturn and Titan steppers, for advanced mix-and-match applications. In addition, the Company believes that the high cost of developing new lithography tools has increasingly caused its competitors to collaborate with customers and other parties in various areas such as research and development, manufacturing and marketing, or to acquire other competitors, thereby resulting in a combined competitive threat with significantly enhanced financial, technical and other resources. The Company expects its competitors to continue to improve the performance of their current products. These competitors have stated that they will introduce new products with improved price and performance characteristics that will compete directly with the Company's products. This could cause a decline in sales or loss of market acceptance of the Company's steppers, and thereby materially adversely affect the Company's business, financial condition and results of operations. There can be no assurance that enhancements to, or future generations of, competing products will not be developed that offer superior cost of ownership and technical performance features. The Company believes that to be competitive, it will require significant financial resources in order to continue to invest in new product development, features and enhancements, to introduce next generation stepper systems on a timely basis, and to maintain customer service and support centers worldwide. In marketing its products, the Company may also face competition from vendors employing other technologies. In addition, increased competitive pressure has led to intensified price-based competition, resulting in lower prices and margins. Should these competitive trends continue, the Company's business, financial condition and operating results would continue to be materially adversely affected. There can be no assurance that the Company will be able to compete successfully in the future.

Foreign integrated circuit manufacturers have a significant share of the worldwide market for certain types of ICs for which the Company's systems are used. The Japanese stepper manufacturers are well established in the Japanese stepper market, and it is extremely difficult for non-Japanese lithography equipment companies to penetrate the Japanese stepper market. Although the Company has experienced recent success in its introduction of its Saturn Spectrum 3 into the Japanese marketplace, to date the Company has not established itself as a major competitor in the Japanese equipment market and there can be no assurance that the Company will be able to achieve significant sales to Japanese manufacturers in the future. (See "International Sales; Japanese Market").

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

CUSTOMER CONCENTRATION Historically, the Company has sold a substantial portion of its systems to a limited number of customers. In 1999, no single customer accounted for 10% or more of the Company's net sales. However, sales to one customer accounted for approximately 25% of total net sales in 1998. For the nine-month period ended September 30, 2000, one customer accounted for 10% of total net sales. The Company expects that sales to a relatively few customers will continue to account for a high percentage of its net sales in the foreseeable future and believes that the Company's financial results depend in significant part upon the success of these major customers and the Company's ability to meet their future capital equipment needs. Although the composition of the group comprising the Company's largest customers may vary from period to period, the loss of a significant customer or any reduction in orders by any significant customer, including reductions due to market, economic or competitive conditions in the semiconductor, semiconductor packaging or magnetic recording head industries or in the industries that manufacture products utilizing integrated circuits or thin film heads, may have a material adverse effect on the Company's business, financial condition and results of operations. The Company's ability to maintain or increase its sales in the future will depend, in part, upon its ability to obtain orders from new customers as well as the financial condition and success of its customers, the semiconductor and thin film head industries and the economy in general, of which there can be no assurance. (See "Additional Risk Factors: Cyclicality of Semiconductor, Semiconductor Packaging and Thin Film Head Industries").

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

RAPID TECHNOLOGICAL CHANGE; IMPORTANCE OF TIMELY PRODUCT INTRODUCTION The semiconductor, semiconductor packaging and magnetic recording head manufacturing industries are subject to rapid technological change and new product introductions and enhancements. The Company's ability to be competitive in these and other markets will depend, in part, upon its ability to develop new and enhanced systems and related software tools, and to introduce these systems and related software tools at competitive prices and on a timely and cost-effective basis to enable customers to integrate them into their operations either prior to or as they begin volume product manufacturing. The Company will also be required to enhance the performance of its existing systems and related software tools. Any success of the Company in developing new and enhanced systems and related software tools depends upon a variety of factors, including product selection, timely and efficient completion of product design, timely and efficient implementation of manufacturing and assembly processes, product performance in the field and effective sales and marketing. Because new product development commitments must be made well in advance of sales, new product decisions must anticipate both future demand and the technology that will be available to supply that demand. There can be no assurance that the Company will be successful in selecting, developing, manufacturing and marketing new products and related software tools or enhancing its existing products and related software tools. Any such failure would materially adversely affect the Company's business, financial condition and results of operations.

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

INTERNATIONAL SALES; JAPANESE MARKET International sales accounted for approximately 53% and 47% of total net sales for the years 1999 and 1998, respectively. During the nine-month period ended September 30, 2000, international sales accounted for approximately 54% of total net sales, as compared to 54% for the comparable period in 1999. The Company anticipates that international sales, which typically have lower gross margins than domestic sales, principally due to increased competition and higher field service and support costs, will continue to account for a significant portion of total net sales and may increase as a percentage of total net sales in the near-term. As a result, a significant and growing portion of the Company's net sales will continue to be subject to certain risks, including dependence on outside sales representative organizations, unexpected changes in regulatory requirements, difficulty in satisfying existing regulatory requirements, exchange rate fluctuations, tariffs and other barriers, political and economic instability, difficulties in accounts receivable collections, natural disasters, difficulties in staffing and managing foreign subsidiary and branch operations and potentially adverse tax consequences. Although the Company generally transacts its international sales in U.S. dollars, international sales expose the Company to a number of additional risk factors, including fluctuations in the value of local currencies relative to the U.S. dollar, which, in turn, impact the relative cost of ownership of the Company's products and may further impact the purchasing ability of its international customers. In Japan, however, the Company has commenced direct sales operations and orders are often denominated in Japanese yen. This may subject the Company to a higher degree of risk from currency fluctuations. The Company attempts to mitigate this exposure through the use of foreign exchange contracts. The Company is also subject to the risks associated with the imposition of legislation and regulations relating to the import or export of semiconductors and magnetic recording head products. The Company cannot predict whether changes to quotas, duties, taxes or other charges or restrictions will be implemented by the United States, Japan or any other country upon the importation or exportation of the Company's products in the future. There can be no assurance that any of these factors or the adoption of restrictive policies will not have a material adverse effect on the Company's business, financial condition and results of operations.

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

On February 29, 2000, in the U.S. District Court of Virginia, Ultratech filed patent infringement lawsuits against Nikon, Canon and ASM Lithography. In April of 2000, the Company reached settlement with Nikon Corporation. The litigation against Canon and ASM Lithography is ongoing. In conjunction with this litigation, Canon has filed a counter-claim against the Company alleging infringement of its technologies. The Company is in the process of reviewing this claim but believes that it is without merit and that it will not have a material adverse impact on the results of operations or financial condition of the Company.

Although there are no pending lawsuits against the Company regarding infringement claims with respect to any existing patent or any other intellectual property right (with the exception of the Canon counter-claim), the Company has from time to time been notified of claims that it may be infringing intellectual property rights possessed by third parties. Certain of the Company's customers have received notices of infringement from Technivision Corporation and the Lemelson Medical, Education and Research Foundation, Limited Partnership alleging that the manufacture of certain semiconductor products and/or the equipment used to manufacture those semiconductor products infringes certain issued patents. The Company has been notified by certain of these customers that the Company may be obligated to defend or settle claims that the Company's products infringe any of such patents and, in the event it is subsequently determined that the customer infringes any of such patents, they intend to seek reimbursement from the Company for damages and other expenses resulting from this matter.

Although there are no pending lawsuits against the Company regarding infringement claims with respect to any existing patents or any other intellectual property rights (with the exception of the

Canon counter-claim), there can be no assurance that infringement claims by third parties or claims for indemnification resulting from infringement claims in the future will not be asserted, or that such assertions, if proven to be true, will not materially adversely affect the Company's business, financial condition and results of operations, regardless of the outcome of any litigation. With respect to any such future claims, the Company may seek to obtain a license under the third party's intellectual property rights. There can be no assurance, however, that a license will be available on reasonable terms or at all. The Company could decide, in the alternative, to resort to litigation to challenge such claims. Such challenges could be extremely expensive and time consuming and could materially adversely affect the Company's business, financial condition and results of operations, regardless of the outcome of any litigation.

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

ITEM 1.           LEGAL PROCEEDINGS.                                                                          None.

ITEM 2.           CHANGES IN SECURITIES AND USE OF PROCEEDS.                                                  None.

ITEM 3.           DEFAULTS UPON SENIOR SECURITIES.                                                            None.

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.                                        None

ITEM 5.           OTHER INFORMATION.

                  In August 2000, Mr. Rick Timmins joined the Company's Board of Directors. Mr. Timmins, age 48, is Vice President
                  of Worldwide Sales and Service Finance for Cisco Systems, Inc. Mr. Timmins joined Cisco in 1996 as Vice President and Corporate  Controller. Prior to joining Cisco, he spent twenty-two years at Motorola in various positions including Vice President and Controller of the Microprocessor, Memory and  Microcontroller Group and Vice
                  President and Controller of Nippon Motorola Limited, Japan. Mr. Timmins received a Bachelor Degree in
                  Accounting and Finance from the University of Arizona and holds an MBA from St. Edwards University in Austin,
                  Texas.

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K

                  (A) EXHIBITS

                  Exhibit 3.2.1       Bylaws of Registrant, as amended

                  Exhibit 27          Financial Data Schedule

                  (B) REPORTS ON FORM 8-K

                  The Company did not file any reports on Form 8-K during the three months ended September 30, 2000.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                             ULTRATECH STEPPER, INC.
--------------------------------------------------------------------------------
                                  (Registrant)



Date:       November 10, 2000              By: /s/ Bruce R. Wright
      -----------------------------------      ---------------------------------
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