Form 10-K
period 2000-12-31
ULTRATECH STEPPER INC
filed 2001-03-26
CIK 909791

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

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000
                                       or

/ / Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
   For the transition period from ____________ to ____________
                            ------------------------

                        COMMISSION FILE NUMBER: 0-22248
                            ULTRATECH STEPPER, INC.
             (Exact name of registrant as specified in its charter)

                 DELAWARE                                    94-3169580
      (State or other jurisdiction of           (I.R.S. Employer Identification No.)
      incorporation or organization)
             3050 ZANKER ROAD
           SAN JOSE, CALIFORNIA                                 95134
 (Address of principal executive offices)                    (Zip Code)

                                 (408) 321-8835
              (Registrant's telephone number, including area code)

          Securities registered pursuant to Section 12(b) of the Act:

                                      NONE

          Securities registered pursuant to Section 12(g) of the Act:
                   COMMON STOCK, $0.001 PAR VALUE PER SHARE;
                        PREFERRED STOCK PURCHASE RIGHTS
                            ------------------------

    Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

    The aggregate market value of voting stock held by non-affiliates based on the closing sale price of the Common Stock on March 20, 2001, as reported on the Nasdaq National Market was approximately $346,000,000. Shares of Common Stock held by each officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded from this computation in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

    As of March 20, 2001, the Registrant had 22,493,876 shares of Common Stock outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's Proxy Statement for the Annual Meeting of Stockholders to be held on June 7, 2001 are incorporated by reference into
Part III of this Annual Report on Form 10-K.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

ITEM 1  BUSINESS

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

THE COMPANY

    Ultratech Stepper, Inc. ("Ultratech" or the "Company") develops, manufactures and markets photolithography equipment designed to reduce the cost of ownership for manufacturers of integrated circuits, including advanced packaging processes, thin film magnetic recording devices and microsystems components. The Company supplies step-and-repeat systems based on one-to-one ("1X") and reduction optical technology to customers located throughout North America, Europe, Japan and the rest of Asia. Ultratech believes that its 1X steppers offer cost and certain performance advantages, as compared with competitors' reduction steppers, to semiconductor device manufacturers for applications involving line geometries of 0.65 microns or greater ("noncritical feature sizes") and to thin film head manufacturers. The Company's 1X steppers do not currently address applications involving line geometries of less than
0.65 microns ("critical feature sizes"). Advanced packaging for integrated circuits, specifically "bump or wafer level CSP" techniques, requires lithography steps in the fabrication process. Ultratech has developed and has commenced shipment of its Saturn Spectrum 3 stepper, with specific design modifications to address the requirements of this market segment. Additionally, the Company has developed two new "bump specific lithography tools", the Saturn Spectrum 300 and the Prisma-ghi in order to broaden its advanced packaging market base into 300mm bumping and R&D packaging activities. The Company's 1X steppers are also used as replacements for scanners in existing fabrication facilities to enable semiconductor manufacturers to extend the useful life and increase the capabilities of their facilities. In addition, the Company's steppers are used to manufacture high volume, low cost semiconductors used in a variety of applications such as telecommunications, automotive control systems, power systems and consumer electronics. Ultratech also supplies 1X photolithography systems to thin film head manufacturers and believes that its steppers offer advantages over certain competitive reduction lithography tools with respect to field size, throughput, specialized substrate handling and cost. Additionally, the Company supplies 1X photolithography equipment to the microsystems market, where certain technical features such as high resolution at g-line wavelengths and depth of focus may offer advantages over competing tools.

    On June 11, 1998, the Company completed the acquisition of substantially all of the assets and the assumption of certain liabilities of Integrated
Solutions, Inc. ("ISI"), a privately held manufacturer of i-line and deep ultra-violet (DUV) reduction lithography systems for approximately
$19.2 million in cash, $2.6 million in transaction costs and the assumption of certain liabilities. With this acquisition, the Company expanded its photolithography stepper product line to include reduction steppers. The reduction steppers complement the 1X steppers for use in the integrated circuit, thin film head and microsystems markets, as their resolution requirements go below 0.65 microns.

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

PRODUCTS

    The Company currently offers three different series of 1X systems for use in the semiconductor fabrication process: the model 1500 Series, which addresses the markets for scanner replacement, high volume/low cost semiconductor fabrication and R&D packaging activities; the Saturn Wafer
Stepper-Registered Trademark- Family, which addresses the market for mix-and-match in advanced semiconductor fabrication and bump processing for flip chips; and the Titan Wafer Stepper-Registered Trademark-, which addresses the markets for scanner replacement and high volume/low cost semiconductor fabrication. These steppers currently offer feature size capabilities ranging from 2.0 microns to 0.65 microns and typically range in price from $800,000 to $3.2 million. The model 1500 Series and the Titan Wafer Stepper offer g- and h-line illumination specifications. The Saturn Wafer Stepper Family features an i-line illumination specification that is designed to make them compatible with advanced i-line reduction steppers. In bump processing, the Company offers its Saturn Spectrum 3, Saturn Spectrum 3e, Prisma-ghi and the Saturn Spectrum 300. The Saturn Spectrum 3e was developed for high volume bump and wafer level CSP manufacturing. The Prisma-ghi was developed as a lower cost, low volume/R&D bump stepper. The Saturn Spectrum 300 is the Company's first product offering to support 300mm bump manufacturing. All of these bump steppers provide broadband (g, h and i-line) exposure, and are used in conjunction with electroplating to produce a pattern of bumps, or metal connections, on the bond pads of the die for flip chip devices. This pattern can be placed in a tight array across the entire die, as opposed to the conventional method of wire bonding which is limited to the periphery of the die. This allows manufacturers to shrink the die size. The flip chip device can then be placed in a small outline package or directly on a printed circuit board. The Saturn and Titan widefield systems have a unique D-shaped field that allows for a one-to-one field match with step-and-scan systems, or a two-to-one match with reduction steppers. The D-shaped field is designed to allow the semiconductor manufacturer to optimize overlay and throughput for its non-critical mix-and-match layers.

    The Company also offers a reduction stepper product line for selected semiconductor markets. These products include the XLS 200, XLS 248, XLS 193nm and XLS 157nm systems. The XLS 200 is an i-line reduction system with a minimum resolution of 0.35 microns, providing a high resolution i-line reduction stepper option for selected semiconductor markets. The XLS 248 is a DUV (248nm) reduction stepper providing a minimum resolution of 0.25 microns for selected semiconductor applications requiring sub-0.35 micron resolution. The XLS 193nm (small field) and XLS 157nm (small and mid field) systems are DUV tools used for advanced research and development semiconductor materials and processes.

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

    The Company also offers photolithography equipment for use in the microsystems market. Microsystems manufacturing combines electronics with mechanics in small devices for detection and control of a wide variety of parameters. Examples include accelerometers used to activate air bags in automobiles, and membrane pressure sensors used in industrial control systems. These micromachined devices are manufactured on silicon substrates using photolithographic techniques similar to those used for manufacturing semiconductors and thin film head devices. In 2000, the Company introduced and shipped a new product into the microsystems market based on the 1500 Series steppers, incorporating Dual Side Alignment (DSA) capability for applications requiring lithography on both sides of a wafer. The Company believes that its new 1600DSA stepper enhances the capabilities of the 1500 Series steppers by offering the first stepper with Dual Side Alignment capability, providing customers with a 1X stepper solution to this special processing requirement. Additionally, the Company believes that its 1500 Series steppers and the Saturn Wafer Stepper Family offer resolution and depth of focus advantages over alternative technologies, to the manufacturers of microsystems.

    The Company also sells upgrades and refurbishments to certain older product lines in its installed base. These refurbished older systems typically have a purchase price that is significantly lower than the purchase price for the Company's new systems.

    Features of the Company's current stepper systems are set forth below:

                                                                   MINIMUM FEATURE
PRODUCT LINE                                    WAVELENGTH            SIZE (NM)
------------                                  --------------       ----------------
SEMICONDUCTOR/MICROSYSTEMS:
  Model 1500 Series                              gh-line               0.8-1.0
  1600DSA                                        gh-line               1.0-2.0
  Prisma-ghi                                     ghi-line                4.0
  Saturn Wafer Stepper                            i-line               0.65-1.0
  Saturn Spectrum 3e                             ghi-line                2.0
  Saturn Spectrum 300                            ghi-line                2.0
  Titan Wafer Stepper                            gh-line               0.75-1.2
  Titan 300 Wafer Stepper                        gh-line               1.0-1.2
  XLS (Reduction) Stepper Family:
    XLS 200                                       i-line                 0.35
    XLS 248                                    DUV (248 nm)              0.25
    XLS 193nm                                  DUV (193 nm)              0.16
    XLS 157nm                                  DUV (157 nm)              0.10
THIN-FILM HEAD:
  Model 1700 Series                              gh-line                 1.0
  Model 1900                                     gh-line                 1.0
  Reduction Steppers
    XLS 9800                                      i-line                 0.35
    XLS 9900                                   DUV (248nm)               0.25

RESEARCH, DEVELOPMENT AND ENGINEERING

    The semiconductor and microsystems (which includes thin film heads) industries are subject to rapid technological change and new product introductions and enhancements. The Company believes that continued and timely development and introduction of new and enhanced systems is essential for the Company to maintain its competitive position. The Company has made a substantial investment in the research and development of its core optical technology, which the Company believes is critical to its financial results. The Company intends to continue to develop its technology and to develop innovative products and product features to meet customer demands. Current engineering projects include: the continued research and development and process insertion for the Verdant rapid thermal annealing systems and technologies; continued development of the Company's 1X and reduction optical products, including the Company's 1X 300mm tool for bump processing and Company's XLS 157nm reduction stepper; and development of larger and more flexible optical systems. Other research and development efforts are currently focused on reliability improvement; manufacturing cost reduction; and performance enhancement and development of new features for existing systems, both for inclusion in the Company's systems and to meet specific customer order requirements. These research and development efforts are undertaken, principally, by the Company's research, development and engineering organizations and costs are generally expensed as incurred. Other operating groups within the Company support the above referenced research, development and engineering efforts, and the associated costs are charged to these organizations as incurred. The Company also has programs devoted to the development of new photolithography systems, including new generations of photolithography systems for existing and new markets, enhancements and extensions of existing photolithography systems for existing and new markets and custom engineering for specific customers.

    The Company works with many customers to develop technology required to manufacture advanced devices or to lower the customer's cost of ownership. The Company maintains an engineering department that supports customer design of 1X stepper photomasks for both test and production purposes and an applications engineering group, consisting of highly qualified engineers located throughout the Company's markets that assist customers in optimizing the use of the Company's systems.

    The Company has historically devoted a significant portion of its financial resources to research and development programs and expects to continue to allocate significant resources to these efforts in the future. As of December 31, 2000, the Company had approximately 88 full-time employees engaged in research, development, and engineering. For 2000, 1999 and 1998, total research, development, and engineering expenses were approximately
$26.8 million, $27.7 million and $26.7 million, respectively, and represented 18.3%, 24.5% and 32.7% of the Company's net sales, respectively.

SALES AND SERVICE

    The Company markets and sells its products in North America, Europe and Japan principally through its direct sales organization. The Company sells its products in the Asia/Pacific region, excluding Japan, primarily through outside sales organizations. In January 2001, the Company terminated its relationship with its Taiwanese distributor and is in the process of establishing a direct sales force in Taiwan. (See "Additional Risk Factors: International Sales; Japanese Market").

    Ultratech's service personnel are based throughout the United States, Europe, Japan and the rest of Asia. The Company currently has four sales and service offices in the United States outside of California, five sales and/or service offices in the United Kingdom, Japan, Korea, Taiwan and Philippines, and personnel in Thailand, to service equipment and support customers in such locations. As part of its customer service, the Company maintains an on-line computerized network of its parts inventory in the United States, Europe and Japan.

    The Company believes that as semiconductor and thin film head manufacturers produce increasingly complex devices, they will require an increased level of support. Reliability, performance, yield, cost, uptime and mean time between failure are increasingly important factors by which customers evaluate potential suppliers of photolithography equipment. The Company believes that the strength of its worldwide service and support organization is an important factor in its ability to sell its systems, maintain customer loyalty and reduce the maintenance costs of its systems. In addition, the Company believes that working with its suppliers and customers is necessary to ensure that the Company's systems are cost effective, technically advanced and designed to satisfy customer requirements.

    The Company supports its customers with field service, technical service engineers and training programs. The Company provides its customers with comprehensive support and service before, during and after delivery of its systems. To support the sales process and to enhance customer relationships, the Company works closely with prospective customers to develop hardware and software test specifications and benchmarks, and often designs customized applications to enable prospective customers to evaluate the Company's equipment for their specific needs. Prior to shipment, Ultratech's support personnel typically assist the customer in site preparation and inspection, and typically provide customers with training at the Company's facilities or at the customer's location. The Company currently offers to its customers various courses of instruction on the Company's systems, including instructions in system hardware and software tools for optimizing the Company's systems. The Company's customer training program also includes instructions in the maintenance of the Company's systems. The Company's field support personnel work with the customers' employees to install the system and demonstrate system readiness. Technical support is also available through on-site Company personnel.

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

MANUFACTURING

    The Company performs all of its manufacturing activities (final assembly, system testing and certain subassembly) in clean room environments totaling approximately 38,000 square feet. These facilities are located in California and Massachusetts. Performing manufacturing operations in California exposes the Company to a higher risk of natural disasters, including earthquake and flood. Additionally, the recent electrical power shortage exposes the Company to a higher risk of production and work stoppages as well as increased utilities costs. The Company is not insured against natural disasters and power shortages and the occurrence of such event would materially adversely impact the Company's results of operations.

    The Company's manufacturing activities consist of assembling and testing components and subassemblies, which are then integrated into finished systems. The Company is relying increasingly on outside vendors and subcontractors to manufacture certain components and subassemblies. This strategy has enabled the Company to increase its manufacturing capacity. The Company orders one of the most critical components of its technology, the glass for its 1X lenses, from suppliers on purchase orders. The Company designs the 1X lenses and provides the lens specifications to other suppliers that grind the lens elements. The Company then assembles and tests the optical 1X lenses in its metrology laboratory. The Company has recorded the critical parameters of each of its optical lenses sold since 1982, and believes that such information enables it to supply lenses to its customers that match the characteristics of its customers' existing lenses. Additionally, the Company orders reduction lenses from suppliers on purchase orders. These lenses are designed to the Company's specifications and tested by the supplier. Prior to shipment of the Company's systems, the customer's engineers may perform acceptance tests at Ultratech's facility. After passing the acceptance test, the system is packaged in the clean room environment and prepared for shipment.

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

    The Company maintains a company-wide quality program. The intent of the program is to provide continuous improvement in the Company's steppers and services to meet customer requirements. The Company trains all of its employees in basic quality skills and regularly participates in quality sharing meetings with other equipment manufacturers and customer quality audits of procedures and personnel. The Company's 1X operation achieved ISO 9001 certification in 1996 and ISO 14001:1996 Certification in March 2001, and has maintained these certifications uninterrupted through the date of this report.

COMPETITION

    The capital equipment industry in which the Company operates is intensely competitive. A substantial investment is required to install and integrate capital equipment into a semiconductor, semiconductor packaging or thin film head production line. The Company believes that once a device manufacturer or packaging subcontractor has selected a particular vendor's capital equipment, the manufacturer generally relies upon that equipment for the specific production line application and, to the extent possible, subsequent generations of similar products. Accordingly, it is difficult to achieve significant sales to a particular customer once another vendor's capital equipment has been selected. The Company experiences intense competition worldwide from a number of leading foreign and domestic stepper manufacturers, such as Nikon Inc. ("Nikon"), Canon Inc. ("Canon"), ASM Lithography, Ltd. ("ASML") and Silicon Valley Group Inc.'s ("SVG") Micralign products, all of which have substantially greater financial, marketing and other resources than the Company. Nikon supplies a 1X stepper for use in the manufacture of liquid crystal displays and Canon, Nikon and ASML offer reduction steppers for thin film head fabrication. Additionally, the Company's XLS reduction stepper product line competes directly with advanced reduction steppers offered by Canon, Nikon and ASML. With respect to the semiconductor packaging market, the Company receives intense competition from various proximity aligner companies such as Suss Microtec AG (Karl Suss).

    Current thin film head front-end production involves manufacturing steps that require critical feature sizes. Although the reduction stepper product lines address critical feature sizes, additional development of these product lines may be necessary to fully address the unique requirements of thin film head manufacturing. Additionally, ASML has entered the low-cost lithography market. ASML and Nikon have each introduced an i-line step-and-scan system as a lower cost alternative to the deep ultra-violet (DUV) step-and-scan system for use on the less critical layers. These systems compete with widefield steppers, such as the Company's Saturn and Titan steppers, for advanced mix-and-match applications. In addition, the Company believes that the high cost of developing new lithography tools has increasingly caused its competitors to collaborate with customers and other parties in various areas such as research and development, manufacturing and marketing, or to acquire other competitors, thereby resulting in a combined competitive threat with significantly enhanced financial, technical and other resources. The Company expects its competitors to continue to improve the performance of their current products. These competitors have stated that they will introduce new products with improved price and performance characteristics that will compete directly with the Company's products. This could cause a decline in sales or loss of market acceptance of the Company's steppers, and thereby materially adversely affect the Company's business, financial condition and results of operations. There can be no assurance that enhancements to, or future generations of, competing products will not be developed that offer superior cost of ownership and technical performance features. The Company believes that to be competitive, it will require significant financial resources in order to continue to invest in new product development, features and enhancements, to introduce next generation stepper systems on a timely basis, and to maintain customer service and support centers worldwide. In marketing its products, the Company may also face competition from vendors employing other technologies. In addition, increased competitive pressure has led to intensified price-based competition in certain of the Company's markets, resulting in lower prices and margins. Should these competitive trends continue, the Company's business, financial condition and operating results would continue to be materially adversely affected. There can be no assurance that the Company will be able to compete successfully in the future.

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

INTELLECTUAL PROPERTY RIGHTS

    Although the Company attempts to protect its intellectual property rights through patents, copyrights, trade secrets and other measures, it believes that any success will depend more upon the innovation, technological expertise and marketing abilities of its employees. Nevertheless, the Company has a policy of seeking patents when appropriate on inventions resulting from its ongoing research and development and manufacturing activities. The Company owns various United States and foreign patents, which expire on dates ranging from March 2001 to December 2018, and has various United States and foreign patent applications pending. The Company also has various registered trademarks and copyright registrations covering mainly software programs used in the operation of its stepper systems. The Company also relies upon trade secret protection for its confidential and proprietary information. There can be no assurance that the Company will be able to protect its technology adequately or that competitors will not be able to develop similar technology independently. There can be no assurance that any of the Company's pending patent applications will be issued or that foreign intellectual property laws will protect the Company's intellectual property rights. In addition, litigation may be necessary to enforce the Company's patents, copyrights or other intellectual property rights, to protect the Company's trade secrets, to determine the validity and scope of the proprietary rights of others or to defend against claims of infringement. Such litigation could result in substantial costs and diversion of resources and could have a material adverse effect on the Company's business, financial condition and results of operations, regardless of the outcome of the litigation. There can be no assurance that any patent issued to the Company will not be challenged, invalidated or circumvented or that the rights granted thereunder will provide competitive advantages to the Company. Furthermore, there can be no assurance that others will not independently develop similar products, duplicate the Company's products or, if patents are issued to the Company, design around the patents issued to the Company. Additionally, the Company presently has several agreements in force to license certain of its technologies. Challenges or invalidation to patents relative to those technologies would expose the Company to the risk of forfeiture of revenues and further risk of litigation.

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

CUSTOMERS, APPLICATIONS AND MARKETS

    The Company sells its systems to semiconductor, advanced packaging, microsystems and thin film head manufacturers located throughout North America, Europe, Japan and the rest of Asia. Semiconductor manufacturers have purchased the model 1500 Series steppers, the Saturn Wafer Stepper, the Saturn Spectrum 3 wafer stepper, the Titan Wafer Stepper and the XLS product family for the fabrication and packaging of microprocessors, microcontrollers, DRAMs, ASICs and other devices. Such systems are used in mix-and-match environments with other lithography tools, as replacements for scanners and contact printers, in start-up fabrication facilities, in packaging for ultrathin and flip chip applications and for high volume, low cost noncritical feature size semiconductor production. The Company's reduction stepper product line, acquired from ISI, will continue to address selected semiconductor markets. The Company believes that thin film head manufacturers have purchased the model 1700 Series steppers due to their throughput and overall cost of ownership. The XLS 9800, first introduced in 1998, is an i-line reduction stepper designed specifically for the thin film head market. The XLS 9900, a DUV reduction stepper, is also offered to manufacturers of leading-edge TFH devices. The Company believes that manufacturers of microsystems have purchased the model 1500 Series steppers and Saturn/Titan wafer stepper families because of their high throughput and flexible field size advantages along with cost-effective, submicron imaging capabilities.

    Historically, the Company has sold a substantial portion of its systems to a limited number of customers. In 2000, one customer accounted for approximately 10% of total net sales. In 1999, no single customer accounted for 10% or more of the Company's net sales. Sales to one customer accounted for approximately 25% of total net sales in 1998. The Company expects that sales to a relatively few customers will continue to account for a high percentage of its net sales in the foreseeable future and believes that the Company's financial results depend in significant part upon the success of these major customers and the Company's ability to meet their future capital equipment needs. Although the composition of the group comprising the Company's largest customers may vary from period to period, the loss of a significant customer or any reduction in orders by any significant customer, including reductions due to market, economic or competitive conditions in the semiconductor, semiconductor packaging or magnetic recording head industries or in the industries that manufacture products utilizing integrated circuits or thin film heads, may have a material adverse effect on the Company's business, financial condition and results of operations. The Company's ability to maintain or increase its sales in the future will depend, in part, upon its ability to obtain orders from new customers as well as the financial condition and success of its customers, the semiconductor and thin film head industries and the economy in general, of which there can be no assurance. (See "Additional Risk Factors: Cyclicality of Semiconductor, Semiconductor Packaging and Thin Film Head Industries").

    In addition to the business risks associated with the dependence on these major customers, these significant customer concentrations have in the past resulted in significant concentrations of accounts receivable and leases receivable. These significant and concentrated receivables expose the Company to additional risks, including the risk of default by one or more customers representing a significant portion of the Company's total receivables. If the Company were required to take additional lease and accounts receivable reserves its business, financial condition and results of operations would be materially adversely affected.

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

BACKLOG

    The Company schedules production of its systems based upon order backlog, informal customer commitments and general economic forecasts for its targeted markets. The Company includes in its backlog all customer orders for its systems for which it has accepted purchase order numbers and assigned shipment dates within one year, as well as all orders for service, spare parts and upgrades. All orders are subject to cancellation or rescheduling by the customer with limited or no penalties. Because of orders received for systems to be shipped in the same quarter in which the order is received, possible changes in system delivery schedules, cancellations of orders and potential delays in system shipments, the Company's backlog at any particular date may not necessarily be representative of actual sales for any succeeding period. As of December 31, 2000, the Company's backlog was approximately $106.8 million, including
$15.7 million of systems shipped but not yet installed and accepted. As of December 31, 1999, the Company's backlog, as restated to reflect the impact of SAB 101 (see "Changes to Financial Accounting Standard May Affect the Company's Reported Results of Operations"), was approximately $65.4 million, including $37.6 million of systems shipped but not yet installed and accepted.

    The Company believes that demand for semiconductors and semiconductor equipment may currently be experiencing a cyclical downturn. As a result, the Company may experience lower order booking rates in the near term, relative to those achieved in 2000, and may experience an increased incidence of order deferrals, rescheduling and cancellations. Fewer net bookings would result in lower net sales and gross margin, which would materially adversely impact the Company's business and results of operations.

EMPLOYEES

    At December 31, 2000, the Company had approximately 516 full-time employees, including 88 engaged in research, development, and engineering, 46 in sales and marketing, 166 in customer service and support, 132 in manufacturing and 84 in general administration and finance. The Company believes any future success, should it occur, would depend, in large part, on its ability to attract and retain highly skilled employees. None of the employees of the Company is covered by a collective bargaining agreement. The Company considers its relationships with its employees to be good.

ADDITIONAL RISK FACTORS

    CYCLICALITY OF SEMICONDUCTOR, SEMICONDUCTOR PACKAGING AND THIN FILM HEAD INDUSTRIES The Company's business depends in significant part upon capital expenditures by manufacturers of semiconductors and microsystems, including thin film head magnetic recording devices, which in turn depend upon the current and anticipated market demand for such devices and products utilizing such devices. The semiconductor industry is highly cyclical and historically has experienced recurring periods of oversupply. This has, from time to time, resulted in significantly reduced demand for capital equipment including the systems manufactured and marketed by the Company. The Company believes that markets for new generations of semiconductors and semiconductor packaging will also be subject to similar fluctuations. The Company believes that demand for semiconductors and semiconductor equipment may currently be undergoing such a cyclical downturn. Accordingly, the Company can give no assurance that it will be able to achieve or maintain its current or prior level of sales.

    The Company attempts to mitigate the risk of cyclicality by participating in multiple markets including semiconductor, semiconductor packaging and microsystems, as well as diversifying into new markets such as photolithography for optical networking. Despite such efforts, when one or more of such markets experiences a downturn or a situation of excess capacity, such as may be occurring in the semiconductor and thin film head markets, the Company's net sales and operating results are materially adversely affected.

    During 2000, 1999 and 1998, approximately 18%, 30% and 50%, respectively, of the Company's net sales were derived from sales to microsystems manufacturers, including thin film head manufacturers. The Company believes the TFH market is currently in a state of over-capacity and expects this situation to last for at least the next several quarters. This has and will continue to result in lower sales and delays or deferrals of customer orders from these industries, which will continue to materially adversely affect the Company's business, financial condition and results of operations in the near term. Additionally, the Company is experiencing increased competition in this market from Nikon, Canon and ASML. The Company's business and operating results would be materially adversely affected by continued downturns or slowdowns in TFH market or by loss of market share.

    DEVELOPMENT OF NEW PRODUCT LINES; EXPANSION OF OPERATIONS Currently, the Company is devoting significant resources to the development, introduction and commercialization of its Verdant laser thermal processing system and its advanced XLS 157nm reduction stepper, and to the volume production for its Saturn Spectrum 3 wafer stepper. During 2001, the Company will continue to develop these products and will continue to incur significant operating expenses in the areas of research, development and engineering, manufacturing and general and administrative costs in order to further develop, produce and support these new products. Additionally, gross profit margins and inventory levels may be further adversely impacted in the future by costs associated with the initial production of these new product lines. These costs include, but are not limited to, additional manufacturing overhead, additional inventory write-offs, costs of demonstration systems and facilities, costs associated with managing multiple sites and the establishment of additional after-sales support organizations. Additionally, there can be no assurance that operating expenses will not increase, relative to sales, as a result of adding additional marketing and administrative personnel, among other costs, to support the Company's new products. If the Company is unable to achieve significantly increased net sales or its sales fall below expectations, the Company's operating results will be materially adversely affected until, among other factors, costs and expenses can be reduced.

    RAPID TECHNOLOGICAL CHANGE; IMPORTANCE OF TIMELY PRODUCT INTRODUCTION The semiconductor, semiconductor packaging and microsystems manufacturing industries are subject to rapid technological change and new product introductions and enhancements. The Company's ability to be competitive in these and other markets will depend, in part, upon its ability to develop new and enhanced systems and related software tools, and to introduce these systems and related software tools at competitive prices and on a timely and cost-effective basis to enable customers to integrate them into their operations either prior to or as they begin volume product manufacturing. The Company will also be required to enhance the performance of its existing systems and related software tools. Any success of the Company in developing new and enhanced systems and related software tools depends upon a variety of factors, including product selection, timely and efficient completion of product design, timely and efficient implementation of manufacturing and assembly processes, product performance in the field and effective sales and marketing. Because new product development commitments must be made well in advance of sales, new product decisions must anticipate both future demand and the technology that will be available to supply that demand. There can be no assurance that the Company will be successful in selecting, developing, manufacturing or marketing new products and related software tools or enhancing its existing products and related software tools. Any such failure would materially adversely affect the Company's business, financial condition and results of operations.

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

    SOLE OR LIMITED SOURCES OF SUPPLY The Company is relying increasingly on outside vendors and subcontractors to manufacture certain components and subassemblies. This strategy has enabled the Company to increase its manufacturing capacity. The Company orders one of the most critical components of its technology, the glass for its 1X lenses, from suppliers on purchase orders. The Company designs the 1X lenses and provides the lens specifications to other suppliers that grind the lens elements. The Company then assembles and tests the optical 1X lenses in its metrology laboratory. The Company has recorded the critical parameters of each of its optical lenses sold since 1982, and believes that such information enables it to supply lenses to its customers that match the characteristics of its customers' existing lenses. Additionally, the Company orders reduction lenses from suppliers on purchase orders. These lenses are designed to the Company's specifications and tested by the supplier. Prior to shipment of the Company's systems, the customer's engineers may perform acceptance tests at Ultratech's facility. After passing the acceptance test, the system is packaged in the clean room environment and prepared for shipment.

    In addition to glass, the Company procures many of its other critical systems' components, subassemblies and services from a single outside supplier or a limited group of outside suppliers in order to ensure overall quality and timeliness of delivery. Many of these components and subassemblies have significant production lead times. To date, the Company has been able to obtain adequate services and supplies of components and subassemblies for its systems in a timely manner. However, disruption or termination of certain of these sources could result in a significant adverse impact on the Company's ability to manufacture its systems. This, in turn, would have a material adverse effect on the Company's business, financial condition and results of operations. The Company's reliance on sole or a limited group of suppliers and the Company's increasing reliance on subcontractors involve several risks, including a potential inability to obtain an adequate supply of required components due to the suppliers' failure or inability to provide such components in a timely manner, or at all, and reduced control over pricing and timely delivery of components. Although the timeliness, yield and quality of deliveries to date from the Company's subcontractors have been acceptable, manufacture of certain of these components and subassemblies is an extremely complex process, and long lead-times are required. Any inability to obtain adequate deliveries or any other circumstance that would require the Company to seek alternative sources of supply or to manufacture such components internally could delay the Company's ability to ship its products, which could damage relationships with current and prospective customers and therefore would have a material adverse effect on the Company's business, financial condition and results of operations.

    INTERNATIONAL SALES; JAPANESE MARKET International net sales accounted for approximately 54%, 53% and 47% of total net sales for the years 2000, 1999 and 1998, respectively. The Company anticipates that international sales, which typically have lower gross margins than domestic sales, principally due to increased competition and higher field service and support costs, will continue to account for a significant portion of total net sales and may increase as a percentage of total net sales in the near-term. As a result, a significant and growing portion of the Company's net sales will continue to be subject to certain risks, including dependence on outside sales representative organizations; transitions to direct sales organizations from outside sales representative organizations, such as the Company is currently undertaking in Taiwan (see "Sales and Service"); unexpected changes in regulatory requirements; difficulty in satisfying existing regulatory requirements; exchange rate fluctuations; tariffs and other barriers; political and economic instability; difficulties in accounts receivable collections; natural disasters; difficulties in staffing and managing foreign subsidiary and branch operations; and potentially adverse tax consequences. Although the Company generally transacts its international sales in U.S. dollars, international sales expose the Company to a number of additional risk factors, including fluctuations in the value of local currencies relative to the U.S. dollar, which, in turn, impact the relative cost of ownership of the Company's products and may further impact the purchasing ability of its international customers. In Japan, however, the Company has commenced direct sales operations and orders are often denominated in Japanese yen. This may subject the Company to a higher degree of risk from currency fluctuations. The Company attempts to mitigate this exposure through the use of foreign exchange contracts. The Company is also subject to the risks associated with the imposition of legislation and regulations relating to the import or export of semiconductors and magnetic recording head products. The Company cannot predict whether changes to quotas, duties, taxes or other charges or restrictions will be implemented by the United States, Japan or any other country upon the importation or exportation of the Company's products in the future. There can be no assurance that any of these factors or the adoption of restrictive policies will not have a material adverse effect on the Company's business, financial condition and results of operations.

    DEPENDENCE ON KEY PERSONNEL The Company's future operating results depend, in significant part, upon the continued contributions of key personnel, many of whom would be difficult to replace. None of such persons has an employment or noncompetition agreement with the Company. The Company does not maintain any life insurance on any of its key persons. The loss of key personnel could have a material adverse effect on the business, financial condition and results of operations of the Company. In addition, the Company's future operating results depend in significant part upon its ability to attract and retain other qualified management, manufacturing, and technical, sales and support personnel for its operations. There are only a limited number of persons with the requisite skills to serve in these positions and it may become increasingly difficult for the Company to hire such personnel over time. Competition for such personnel is intense, particularly in the San Francisco Bay Area where the Company maintains its headquarters and principal operations, and there can be no assurance that the Company will be successful in attracting or retaining such personnel. The failure to attract or retain such persons would materially adversely affect the Company's business, financial condition and results of operations.

    CHANGES TO FINANCIAL ACCOUNTING STANDARDS MAY AFFECT THE COMPANY'S REPORTED RESULTS OF OPERATIONS The Company prepares its financial statements to conform with generally accepted accounting principles, or GAAP. These principles are subject to interpretation by the American Institute of Certified Public Accountants, the SEC and various bodies formed to interpret and create appropriate accounting policies. A change in those policies can have a significant effect on the Company's reported results and may even affect its reporting of transactions completed before a change is announced.

    In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 (SAB 101), entitled "Revenue Recognition in Financial Statements." The Company implemented the provisions of SAB 101 effective January 1, 2000. The Company previously recognized revenue from the sales of its products generally upon shipment, which usually preceded installation and final customer acceptance, provided that final customer acceptance and collection of the related receivable were probable. Effective January 1, 2000, the Company changed its method of accounting for product sales to recognize such revenues when the contractual obligation for installation has been satisfied, or when installation is substantially complete, and customer acceptance provisions have lapsed, provided collection of the related receivable are probable. The Company believes the change in accounting principle is preferable based on guidance provided in SAB 101. The cumulative effect of this change in accounting principle, $18,883,000 (or $0.89 per share, basic and diluted) was reported as a charge to operations in the quarter ended March 31, 2000.

    The cumulative effect of the change in accounting principle includes system revenue, cost of sales and certain expenses, including warranty and commission expenses, which were recognized when both installation and customer acceptance provisions were satisfied, subsequent to January 1, 2000.

    Accounting policies affecting many other aspects of our business, including rules relating to derivatives, financial instruments, purchase and pooling-of-interests accounting for business combinations, revenue recognition, in-process research and development charges, employee stock purchase plans and stock option grants, have recently been revised or are under review. Changes to those rules or the questioning of current practices may have a material adverse effect on the Company's reported financial results or on the way it conducts business. In addition, the Company's preparation of financial statements in accordance with GAAP requires that it make estimates and assumptions that affect the recorded amounts of assets and liabilities, disclosure of those assets and liabilities at the date of the financial statements and the recorded amounts of expenses during the reporting period. A change in the facts and circumstances surrounding those estimates could result in a change to the Company's estimates and could impact its future operating results.

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

    VOLATILITY OF STOCK PRICE The Company believes that factors such as announcements of developments related to the Company's business, fluctuations in the Company's operating results, a shortfall in revenue or earnings, changes in analysts' expectations, sales of securities of the Company into the marketplace, general conditions in the semiconductor and magnetic recording head industries or the worldwide or regional economies, an outbreak of hostilities, announcements of technological innovations or new products or enhancements by the Company or its competitors, developments in patents or other intellectual property rights and developments in the Company's relationships with its customers and suppliers could cause the price of the Company's Common Stock to fluctuate, perhaps substantially. In addition, in recent years the stock market in general, and the market for shares of small capitalization stocks and semiconductor capital equipment stocks in particular, including the Company's, have experienced extreme price fluctuations, which have often been unrelated to the operating performance of affected companies. There can be no assurance that the market price of the Company's Common Stock will not continue to experience significant fluctuations in the future, including fluctuations that may be unrelated to the Company's performance.

    Among other determinants, the market price of the Company's stock has a major bearing on the number of stock options outstanding that are included in the weighted-average shares used in determining the Company's net income (loss) per share. During periods of extreme volatility, the impact of higher stock prices can have a material dilutive effect on the Company's net income (loss) per share (diluted).

    CALIFORNIA ENERGY CRISIS The Company's headquarters and principal operations are located in the San Francisco Bay Area of California. California has recently found itself in a utility crisis caused, in part, by a lack of affordable power sources and the financial instability of several of its primary providers. The San Francisco Bay Area has undergone several periods of "rolling blackouts", a technique used by the Company's power provider to conserve its resources. The Company's operations have been temporarily halted on at least one occasion as a result of these conservation measures. Additionally, the Company has recently been notified of, and is presently experiencing, significantly higher utility rates. Additional suspensions of the Company's operations or increases in utility rates could result in materially higher costs and lost revenues, either of which would materially adversely impact the Company's business, financial condition and results of operations.

ITEM 2.  PROPERTIES

    The Company maintains its headquarters and manufacturing operations in San Jose, California in three leased facilities, totaling approximately 194,000 square feet, which contain general administration and finance, marketing and sales, customer service and support, manufacturing and research, development, and engineering. Additionally, the company leases approximately 65,000 square feet in Wilmington, Massachusetts for its reduction lithography product lines, which contain manufacturing, research, and development, engineering and general administration. The leases for these facilities expire at various dates from February 2002 to March 2010. The Company also leases four sales and support offices in the United States in Phoenix, Arizona; Allentown, Pennsylvania; Austin, Texas; and Richardson, Texas under leases with terms expiring between one and three years. The Company also maintains offices in Taiwan, Philippines, Japan, Korea, and the United Kingdom, with terms expiring between one month and fifteen years. The Company believes that its existing facilities will be adequate to meet its currently anticipated requirements and that suitable additional or substitute space will be available as needed.

ITEM 3.  LEGAL PROCEEDINGS

    The Company is presently engaged in two patent infringement lawsuits. The first involves claims by the Company that ASML and Canon infringe upon a Company owned patent relating to scanning photolithography. Discovery in this case is at an early stage and the potential for a favorable outcome is uncertain at this time. The second is a suit brought by Cannon against the Company alleging infringement of certain of Canon's patents. This case was filed after the Company's case against Canon and is also in an early stage. The Company's potential liability in this case, if any, is also uncertain at this time.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    No matters were submitted to a vote of security holders during the fourth quarter ended December 31, 2000.

                      EXECUTIVE OFFICERS OF THE REGISTRANT

    As of December 31, 2000, the executive officers of the Company, who are appointed by and serve at the discretion of the Board of Directors, were as follows:

                NAME                     AGE                     POSITION WITH THE COMPANY
                ----                   --------                  -------------------------
Arthur W. Zafiropoulo                     61      Chairman of the Board of Directors and Chief Executive
                                                  Officer
Daniel H. Berry                           55      President and Chief Operating Officer
Bruce R. Wright                           52      Senior Vice President, Finance, Chief Financial Officer
                                                  and Secretary

    Mr. Zafiropoulo founded the Company in September 1992 to acquire certain assets and liabilities of the Ultratech Stepper Division (the "Predecessor") of General Signal Technology Corporation ("General Signal") and, since March 1993, has served as Chief Executive Officer and Chairman of the Board. Additionally, Mr. Zafiropoulo served as President of the Company from March 1993 to March 1996, resumed the position of President of the Company in May 1997 and served in this capacity until April 1999. Between September 1990 and March 1993, he was President of the Predecessor. From February 1989 to September 1990, Mr. Zafiropoulo was President of General Signal's Semiconductor Equipment Group International, a semiconductor equipment company. From
August 1980 to February 1989, Mr. Zafiropoulo was President and Chief Executive Officer of Drytek, Inc., a plasma dry-etch company that he founded in August 1980, and which was later sold to General Signal in 1986. From July 1987 to September 1989, Mr. Zafiropoulo was also President of Kayex, a semiconductor equipment manufacturer, which is a unit of General Signal. Mr. Zafiropoulo is a director of SEMI (Semiconductor Equipment and Materials International), an international trade association representing the semiconductor, flat panel display equipment and materials industry; Semi/Sematech, which represents majority United States-owned and controlled suppliers of equipment, materials and services to the semiconductor manufacturing industry; Advanced Energy Industries, Inc., a leading manufacturer of power conversion and control systems; and Intelligent Reasoning Systems, Inc., a provider of optical inspection tools which utilize artificial intelligence software for Printed Wiring Assemblies (PWA) and High-Density Interconnect (HDI) markets.

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

International, a semiconductor equipment company. From July 1976 to November 1989, he held various management positions including director of marketing for optical lithography, at Perkin-Elmer Corporation, a semiconductor equipment manufacturer. Prior to Perkin-Elmer, Mr. Berry spent nine years at Bell Laboratories, Murray Hill, New Jersey, working on various optical and lithography development projects. Since December 1998, Mr. Berry has served as a director of Rudolph Technologies, Inc. Flanders, New Jersey, a manufacturer of precision film metrology instruments for semiconductor markets.

    Mr. Wright has served as Senior Vice President, Finance, Chief Financial Officer and Secretary of the Company since June 1, 1999. Before he joined the Company, from May 1997 to May 1999, Mr. Wright served as Executive Vice President, Finance and Chief Financial Officer of Spectrian Corporation. From November 1994 through May 1997, Mr. Wright was Senior Vice President of Finance and Administration, and Chief Financial Officer of Tencor Instruments until its acquisition by KLA Instruments Corporation in 1997, which formed KLA-Tencor Corporation, and from December 1991 through October 1994, Mr. Wright was Vice President and Chief Financial Officer of Tencor Instruments.

                                    PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS

    The following table sets forth, for the periods indicated, the range of high and low closing sale prices of the Company's Common Stock, as reported by the National Association of Securities Dealers, Inc.'s Automated Quotation System:

FISCAL 2000--FISCAL QUARTER ENDED                  MARCH 31   JUNE 30    SEPTEMBER 30   DECEMBER 31
---------------------------------                  --------   --------   ------------   -----------
Market Price: (1) High...........................  $18.0000   $16.5625     $19.3750      $27.2500
               Low...............................  $13.0000   $11.3750     $14.6875      $14.8125

FISCAL 1999--FISCAL QUARTER ENDED
-------------------------------------------------
Market Price: (1) High...........................  $20.6250   $15.4688     $15.0625      $19.4375
               Low...............................  $13.6875   $12.9375     $12.5000      $12.7500

------------------------

(1) The Company's Common Stock is traded on the Nasdaq National Market(r) system under the symbol UTEK. The market prices per share represent the highest and lowest closing prices for the Company's Common Stock on the Nasdaq National Market during each fiscal quarter. As of December 31, 2000, the Company had approximately 619 stockholders of record.

    The Company's fiscal quarters in 2000 ended on April 1, 2000, July 1, 2000, September 30, 2000 and December 31, 2000, and the Company's fiscal quarters in 1999 ended on April 3, 1999, July 3, 1999, October 2, 1999, and December 31, 1999, respectively. For convenience of presentation, the Company's 2000 fiscal quarters have been shown as ending on March 31, 2000, June 30, 2000, September 30, 2000 and December 31, 2000, and the Company's 1999 fiscal quarters have been shown as ending on March 31, 1999, June 30, 1999, September 30, 1999 and December 31, 1999.

    The Company has not paid cash dividends on its Common Stock since inception, and its Board of Directors presently plans to reinvest the Company's earnings in its business. Accordingly, it is anticipated that no cash dividends will be paid to holders of Common Stock in the foreseeable future.

ITEM 6.  SELECTED FINANCIAL DATA

IN THOUSANDS, EXCEPT PER SHARE DATA  2000****      1999       1998***     1997**      1996       1995       1994      1993*
-----------------------------------  ---------   ---------   ---------   --------   --------   --------   --------   --------
OPERATIONS:
Net sales........                    $ 146,655   $ 113,123   $  81,457   $147,349   $193,508   $157,831   $ 91,344   $ 54,136
Gross profit (loss)...                  57,667      44,420     (1,319)     77,678    104,893     82,288     46,037     26,683
Gross profit (loss) as a percentage
  of net sales...                          39%         39%        (2)%        53%        54%        52%        50%        49%
Operating income (loss)...           $(11,171)   $(11,213)   $(70,426)   $ 18,001   $ 46,678   $ 31,782   $ 15,291   $  6,833
Income (loss) before income taxes
  (benefit) and cumulative effect
  of a change in accounting
  principle......                       12,159     (4,168)    (64,126)     25,094     52,707     36,170     16,445      6,689
Pre-tax income (loss) as a
  percentage of net sales...                8%        (4)%       (79)%        17%        27%        23%        18%        12%
Income taxes (benefit)...            $   2,433   $      --   $ (6,182)   $  7,528   $ 17,396   $ 11,936   $  5,426   $  2,566
Income (loss) before cumulative
  effect of a change in accounting
  principle......                        9,726     (4,168)    (57,944)     17,566     35,311     24,234     11,019      4,123
Cumulative effect on prior years of
  SAB 101 "Revenue Recognition in
  Financial Statements"...            (18,883)          --          --         --         --         --         --         --
Net income (loss)...                   (9,157)     (4,168)    (57,944)     17,566     35,311     24,234     11,019      4,123
Income (loss) before cumulative
  effect of a change in accounting
  principle per share--basic...      $    0.46   $  (0.20)   $  (2.76)   $   0.85   $   1.76   $   1.32   $   0.68        N/A
Cumulative effect on prior years of
  SAB 101 "Revenue Recognition in
  Financial Statements" per
  share--basic...                    $  (0.89)   $    0.00   $    0.00   $   0.00   $   0.00   $   0.00   $   0.00        N/A
Net income (loss) per
  share--basic...                    $  (0.43)   $  (0.20)   $  (2.76)   $   0.85   $   1.76   $   1.32   $   0.68        N/A
Number of shares used in per share
  computation--basic...                 21,236      21,279      20,958     20,553     20,079     18,425     16,293        N/A
Income (loss) before cumulative
  effect of a change in accounting
  principle per share--diluted...    $    0.46   $  (0.20)   $  (2.76)   $   0.81   $   1.66   $   1.20   $   0.65        N/A
Cumulative effect on prior years of
  SAB 101 "Revenue Recognition in
  Financial Statements" per
  share--diluted...                  $  (0.89)   $    0.00   $    0.00   $   0.00   $   0.00   $   0.00   $   0.00        N/A
Net income (loss) per
  share--diluted...                  $  (0.43)   $  (0.20)   $  (2.76)   $   0.81   $   1.66   $   1.20   $   0.65        N/A
Number of shares used in per share
  computation--diluted...               21,236      21,279      20,958     21,681     21,271     20,154     16,917        N/A

BALANCE SHEET:
Cash, cash equivalents and
  short-term investments...          $ 163,681   $ 143,544   $ 146,107   $164,349   $167,409   $161,356   $ 50,246   $ 26,242
Working capital...                     151,434     163,601     166,417    223,226    212,684    176,174     69,368     32,977
Total assets.....                      264,069     236,808     245,935    300,001    280,772    245,428    104,789     56,381
Long-term obligations, less current
  portion........                           --          --          --         --         --         --        400        800
Stockholders' equity...                194,257     204,214     210,151    263,632    239,947    199,658     80,027     38,091

OTHER DATA:
Return on average equity...               (5)%        (2)%       (24)%         7%        16%        17%        19%        18%
Book value per common share
  outstanding....                    $    9.13   $    9.55   $    9.96   $  12.68   $  11.81   $  10.08   $   4.84   $   3.00
Current ratio....                         3.18        6.06        5.81       7.60       6.40       4.94       3.93       2.89
Long term debt to equity ratio...         0.00        0.00        0.00       0.00       0.00       0.00       0.00       0.02
Capital expenditures...              $  18,815   $   6,948   $   9,510   $  9,337   $  7,849   $      0   $      0   $  2,752
Income tax/benefit as percentage of
  pre-tax income/loss...                   N/C          0%         10%        30%        33%        33%        33%        38%

IN THOUSANDS, EXCEPT PER SHARE DATA   1992*
-----------------------------------  --------
OPERATIONS:
Net sales........                    $ 35,309
Gross profit (loss)...                 17,548
Gross profit (loss) as a percentage
  of net sales...                         50%
Operating income (loss)...           $  2,220
Income (loss) before income taxes
  (benefit) and cumulative effect
  of a change in accounting
  principle......                       2,089
Pre-tax income (loss) as a
  percentage of net sales...               6%
Income taxes (benefit)...            $    785
Income (loss) before cumulative
  effect of a change in accounting
  principle......                       1,304
Cumulative effect on prior years of
  SAB 101 "Revenue Recognition in
  Financial Statements"...                 --
Net income (loss)...                    1,304
Income (loss) before cumulative
  effect of a change in accounting
  principle per share--basic...           N/A
Cumulative effect on prior years of
  SAB 101 "Revenue Recognition in
  Financial Statements" per
  share--basic...                         N/A
Net income (loss) per
  share--basic...                         N/A
Number of shares used in per share
  computation--basic...                   N/A
Income (loss) before cumulative
  effect of a change in accounting
  principle per share--diluted...         N/A
Cumulative effect on prior years of
  SAB 101 "Revenue Recognition in
  Financial Statements" per
  share--diluted...                       N/A
Net income (loss) per
  share--diluted...                       N/A
Number of shares used in per share
  computation--diluted...                 N/A
BALANCE SHEET:
Cash, cash equivalents and
  short-term investments...          $    176
Working capital...                      6,307
Total assets.....                      16,765
Long-term obligations, less current
  portion........                          --
Stockholders' equity...                 8,323
OTHER DATA:
Return on average equity...               15%
Book value per common share
  outstanding....                         N/A
Current ratio....                        1.76
Long term debt to equity ratio...        0.00
Capital expenditures...              $    972
Income tax/benefit as percentage of
  pre-tax income/loss...                  38%

QUARTERLY DATA

UNAUDITED, IN THOUSANDS, EXCEPT PER SHARE DATA                  1ST        2ND        3RD        4TH
----------------------------------------------                --------   --------   --------   --------
2000****
Net sales...................................................  $ 29,900   $33,528    $42,216    $41,011
Gross profit................................................     9,413    12,283     17,020     18,951
Operating income (loss).....................................    (4,735)   (9,494)      (385)     3,443
Income (loss) before income taxes and cumulative effect of a
  change in accounting principle............................    (3,023)   (7,822)    17,504      5,500
Income taxes (benefit)......................................        --        --      2,433         --
Income (loss) before cumulative effect of a change in
  accounting principle......................................    (3,023)   (7,822)    15,071      5,500
Cumulative effect on prior years of SAB 101 "Revenue
  Recognition in Financial Statements"......................   (18,883)       --         --         --
Net income (loss)...........................................   (21,906)   (7,822)    15,071      5,500
Income (loss) before cumulative effect of a change in
  accounting principle per share--basic.....................  $  (0.14)  $ (0.37)   $  0.71    $  0.26
Cumulative effect on prior years of SAB 101 "Revenue
  Recognition in Financial Statements" per share--basic.....  $   0.86   $  0.00    $  0.00    $  0.00
Net income (loss) per share--basic..........................  $  (1.02)  $ (0.37)   $  0.71    $  0.26
Number of shares used in per share computation--basic.......    21,442    21,178     21,093     21,233
Income (loss) before cumulative effect of a change in
  accounting principle per share--diluted...................  $  (0.14)  $ (0.37)   $  0.70    $  0.25
Cumulative effect on prior years of SAB 101 "Revenue
  Recognition in Financial Statements" per share--diluted...  $  (0.88)  $  0.00    $  0.00    $  0.00
Net income (loss) per share--diluted........................  $  (1.02)  $ (0.37)   $  0.70    $  0.25
Number of shares used in per share computation--diluted.....    21,442    21,178     21,669     22,056

1999
Net sales...................................................  $ 25,779   $29,284    $30,413    $27,647
Gross profit................................................     8,721    11,295     13,088     11,316
Operating loss..............................................    (4,377)   (2,725)    (1,195)    (2,916)
Net income (loss)...........................................    (2,529)   (1,074)       434       (999)
Net income (loss) per share--basic..........................  $  (0.12)  $ (0.05)   $  0.02    $ (0.05)
Number of shares used in per share computation--basic.......    21,124    21,264     21,344     21,386
Net income (loss) per share--diluted........................  $  (0.12)  $ (0.05)   $  0.02    $ (0.05)
Number of shares used in per share computation--diluted.....    21,124    21,264     21,740     21,386

------------------------

      * ULTRATECH STEPPER, INC. (THE "COMPANY") ACQUIRED CERTAIN ASSETS AND LIABILITIES OF THE ULTRATECH STEPPER DIVISION (THE "PREDECESSOR") OF GENERAL SIGNAL TECHNOLOGY CORPORATION ("GENERAL SIGNAL") ON MARCH 8, 1993. THE AMOUNTS, AS PRESENTED ABOVE, REFLECT HISTORICAL RESULTS AND DO NOT INCLUDE PRO FORMA ADJUSTMENTS, WHICH MAY HAVE BEEN INCURRED AS AN INDEPENDENT COMPANY. NET INCOME PER SHARE FOR EACH OF THE TWO YEARS IN THE PERIOD ENDED DECEMBER 31, 1993 IS NOT PRESENTED BECAUSE OF A LACK OF COMPARABILITY BETWEEN THE CAPITAL STRUCTURE OF THE COMPANY AND THE PREDECESSOR.

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

   **** OPERATING INCOME (LOSS) IN 2000 INCLUDES SPECIAL CHARGES OF $7,984,000
        AND $1,686,000 IN THE SECOND AND THIRD QUARTERS, RESPECTIVELY, RELATING TO THE SHUTDOWN OF THE COMPANY'S ULTRABEAM UNIT. NET INCOME (LOSS) IN 2000 INCLUDES A NON-OPERATING GAIN OF $15,983,000 IN THE THIRD QUARTER, RELATING TO THE SALE OF LAND AND INCOME TAXES OF $2,433,000 RELATING TO THE SALE OF LAND AND OTHER SPECIAL ITEMS. ADDITIONALLY, NET INCOME IN 2000 INCLUDES A CHARGE OF $18,883,000 IN THE FIRST QUARTER RELATED TO THE CUMULATIVE EFFECT ON PRIOR YEARS OF THE APPLICATION OF SAB 101 "REVENUE RECOGNITION IN FINANCIAL STATEMENTS."

ITEM 7 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

    Certain of the statements contained in this report may be considered forward-looking statements under Section 21E of the Securities Exchange Act of 1934, as amended, that may involve a number of risks and uncertainties. In addition to the factors discussed herein, factors that could cause actual results to differ materially include the following: cyclicality in the Company's served markets; delays, deferrals and cancellations of orders by customers; high degree of industry competition; lengthy sales cycles, including the timing of system acceptances; manufacturing inefficiencies and the ability to volume produce systems; mix of products sold; the ability and resulting costs to attract or retain sufficient personnel to achieve the Company's targets for a particular period; inventory obsolescence; integration and development of Verdant operations; failure to develop and commercialize the Company's reduction stepper products; timing and degree of success of technologies licensed to outside parties; sole or limited sources of supply; international sales; customer concentration; rapid technological change and the importance of timely product introductions; dependence on key personnel; future acquisitions; changes to financial accounting standards; intellectual property matters; environmental regulations; effects of certain anti-takeover provisions; volatility of stock price; and the other risk factors listed in this filing and other Company filings with the SEC. The Company undertakes no obligation to update any of its disclosures to reflect such future events.

    Due to these and additional factors, certain statements, historical results and percentage relationships discussed below will not necessarily be indicative of the results of operations for any future period.

    Ultratech develops, manufactures and markets photolithography equipment (steppers) designed to reduce the cost of manufacturing integrated circuits
(ICs), including advanced packaging processes, thin film heads (TFHs) for disk drives and micromachined components. The Company supplies step-and-repeat systems based on one-to-one and reduction optical technologies to customers located throughout North America, Europe, Japan and the rest of Asia. These products range from low-cost systems for high-volume manufacturing to advanced systems for cost-effective production of leading-edge devices and for research and development applications.

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

    In April 2000, the Company reached a decision to shut down its UltraBeam operations. As a result of this decision, the Company recognized a charge of $9.7 million, or $0.46 per share (diluted).

    In June 2000, the Company settled litigation it had initiated against Nikon Inc. ("Nikon"). In conjunction with the settlement agreement, the Company may recognize licensing revenue in future quarters consistent with the terms of settlement. The Company is presently proceeding with related actions against Canon Inc. ("Canon") and ASM Lithography, Ltd. ("ASM"). There can be no assurance that the Company will prevail in those actions.

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

    In September 2000, the Company exercised an option it held to purchase 6.34 acres of undeveloped land it leased in San Jose, California and sold this property to a third party. This transaction resulted in a net gain of $16.0 million before related income taxes, or $0.75 per share (diluted).

    The Applied Materials and Nikon agreements and the land sale resulted in special income tax charges during the year ended December 31, 2000 of $2.4 million, or $0.11 per share (diluted).

    The Company previously recognized revenue from the sales of its systems generally upon shipment, which usually preceded installation and final customer acceptance, provided that final customer acceptance and collection of the related receivable were probable. Effective January 1, 2000, the Company changed its method of accounting for system sales to recognize such revenues when the contractual obligations for installation and customer acceptance have been satisfied, provided collections of the related receivable are probable. The Company believes the change in accounting principle is preferable based on guidance provided in SEC Staff Accounting Bulletin No. 101 (SAB 101), "Revenue Recognition in Financial Statements." In conjunction with this change in accounting method, the Company recognized a charge in the quarter ended
March 31, 2000 of $18.9 million, or $0.89 per share (diluted), representing the cumulative effect on prior years of the application of SAB 101.

RESULTS OF OPERATIONS

    The Company's operating results have fluctuated significantly in the past and most likely will continue to fluctuate significantly in the future. Factors that have caused operating results to fluctuate significantly in the past and most likely will continue to cause fluctuations in the future include those mentioned above as well as: inventory and open purchase commitment reserve positions; concentration of credit risk; lengthy development cycles for new products; market acceptance of new products and enhanced versions of the Company's existing products; delayed shipments to customers due to customer configuration changes and other factors; acquisition activities requiring issuance of additional equity or debt securities, the expenditure of cash and the devotion of substantial management resources; lengthy manufacturing cycles for the Company's products; the timing of new product announcements and releases by the Company or its competitors; manufacturing inefficiencies associated with the startup of new product introductions; patterns of capital spending by customers; product discounts; changes in pricing by the Company, its competitors or suppliers; shutdown of operations; sale of assets; outcome of litigation; political and economic instability throughout the world, in particular the Asia/Pacific region; changes in sales or distribution agreements; natural disasters; regulatory changes; and business interruptions related to the Company's occupation of its facilities, including related to the recent energy crisis in California, where the Company's headquarters and principal operations are located.

    The Company's gross profit as a percentage of sales has been and most likely will continue to be significantly affected by a variety of factors, including the mix of products sold; product discounts and competition in the Company's targeted markets; inventory and open purchase commitment reserve provisions; the rate of capacity utilization; nonlinearity of shipments during the quarter; the introduction of new products, which typically have higher manufacturing costs until manufacturing efficiencies are realized and are typically discounted more than existing products until the products gain market acceptance; the percentage of international sales, which typically have lower gross margins than domestic sales principally due to higher field service and support costs; and the implementation of subcontracting arrangements.

    The Company derives a substantial portion of its total net sales from sales of a relatively small number of newly manufactured systems, which typically range in price from $800,000 to $2.4 million for the Company's 1X steppers, and $1.5 million to more than $6.0 million for the Company's reduction steppers. As a result of these high sale prices, the timing of recognition of revenue from a single transaction has had and most likely will continue to have a significant impact on the Company's net sales and operating results for any particular period.

    The Company's backlog at the beginning of a period typically does not include all of the sales needed to achieve the Company's sales objectives for that period. In addition, orders in backlog are subject to cancellation, shipment or customer acceptance delays, and deferral or rescheduling by a customer with limited or no penalties. Consequently, the Company's net sales and operating results for a period have been and will continue to be dependent upon the Company obtaining orders for systems to be shipped and accepted in the same period in which the order is received. The Company's business and financial results for a particular period could be materially adversely affected if an anticipated order for even one system is not received in time to permit shipment and customer acceptance during a particular period. Furthermore, a substantial portion of the Company's shipments has historically been realized near the end of each quarter. Delays in installation and customer acceptance due, for example, to the inability of the Company to successfully demonstrate the agreed-upon specifications or criteria at the customer's facility, or to the failure of the customer to permit installation of the system in the agreed upon time, may cause net sales in a particular period to fall significantly below the Company's expectations, which may materially adversely affect the Company's operating results for such period. Additionally, the failure to receive anticipated orders or delays in shipments due, for example, to reschedulings, delays, deferrals or cancellations by customers, additional customer configuration requirements, or to unexpected manufacturing difficulties or delays in deliveries by suppliers due to their long production lead times or otherwise, have caused and may continue to cause net sales in a particular period to fall significantly below the Company's expectations, which has and could continue to materially adversely affect the Company's operating results for such period. In particular, the long manufacturing cycles of the Company's Saturn Wafer Stepper-Registered Trademark-, and the Company's reduction stepper product offerings, and the long lead time for lenses and other materials, could cause shipments of such products to be delayed from one quarter to the next, which could materially adversely affect the Company's financial condition and results of operations for a particular quarter.

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

NET SALES

2000 VS. 1999

    Net sales consist of revenues from system sales, spare parts sales, service and licensing of technologies. For the year ended December 31, 2000, net sales were $146.7 million, an increase of 30% as compared with net sales of $113.1 million for 1999. System sales increased 35%, to $110.2 million, as a result of a 15% increase in unit shipments, a product mix shift toward higher-priced systems and an increase in weighted-average selling prices. The year-over-year improvement in system sales was primarily attributable to improved conditions within the semiconductor industry, which have resulted in higher capital spending levels. Revenues from services declined 2.2%, to $17.3 million, primarily as a result of fewer reduction steppers under service contract. Revenues from licensing and licensing support increased to $6.0 million, from $0 in 1999, as a result of licensing agreements entered in 2000. Spare part sales declined 6%, to 13.2 million, primarily as a result of fewer system upgrades.

    Approximately 25% of the Company's net sales for the year ended
December 31, 2000 resulted from systems shipped in 1999. At December 31, 2000, the Company had approximately $15.7 million of deferred revenue resulting from systems shipped but not yet installed and accepted, as compared with $36.7 million at December 31, 1999. All of the revenue deferred at December 31, 1999 was recognized during 2000. Total Company backlog, including systems shipped but not yet installed and accepted, was approximately $106.8 million as of December 31, 2000, as compared with $65.4 million as of December 31, 1999. The net result of shipments and acceptances during the year ended December 31, 2000 was a net reduction in deferred product and service income of approximately $14.4 million (after giving effect to the cumulative adjustment resulting from the implementation of SAB 101). During the year ended December 31, 2000, deferred license income increased by $22.4 million, as a result of proceeds from licensing and licensing support agreements entered into in 2000. Deferred income relative to the Company's products is recognized upon installation and customer acceptance of the systems. Deferred income relative to service revenue is recognized over the life of the related service contract. Deferred income relative to the Company's licensing activities is recognized over the longer of the estimated useful life of the licensed technologies, or the period of any technology transfer support arrangements.

    The Company has substantially changed its operations to implement SAB 101. The Company estimates that its sales for the year ended December 31, 2000 would have approximated $126 million under its previous method of accounting for revenue recognition. However, the Company believes that estimates of its system revenue under its prior method of accounting are not indicative of results that would have been achieved had the Company not substantially changed its operations to implement SAB 101.

    On a market application basis, system sales to the semiconductor industry were $96.8 million for the year ended December 31, 2000, an increase of 58% as compared with system sales of $61.1 million in 1999. Sales to the microsystems market, which includes sales to thin film head manufacturers, were $13.4 million, a decline of 33% as compared with sales of $20.2 million in 1999. The Company believes that this decline was primarily attributable to the continued excess capacity situation within the thin film head industry. The increased sales to the semiconductor industry were primarily a result of improved conditions within the industry and higher sales of the Company's Saturn Spectrum 3 Wafer Stepper, which addresses the market for advanced packaging of integrated circuits. During the year ended December 31, 2000, the Company recognized revenue for its first 300mm Saturn Spectrum 3 Wafer Stepper, for advanced packaging applications, and its first Verdant laser thermal processing system, sold for research and development applications. Additionally, during 2000, the Company recognized revenue for its first 157nm XLS reduction stepper system, sold for research and development applications. Partially offsetting this increase was a decline in unit sales of the Company's Model 1700, which serves the market for back-end thin film head production. The thin film head industry is currently experiencing a period of excess capacity, and the Company presently anticipates that this trend will continue for at least the next several quarters, which will continue to materially adversely impact the Company's results of operations.

    For the year ended December 31, 2000, international net sales were $79.0 million, or 54% of total net sales, as compared with $60.0 million, or 53% of total net sales for 1999. The increase in international sales, in terms of absolute dollars, was primarily attributable to increased sales of the Company's Saturn Spectrum 3 to semiconductor companies in Japan and Asia, excluding Japan, partially offset by lower sales to thin film head customers in Asia, excluding Japan. The Company anticipates that an increasing percentage of its overall sales will come from semiconductor manufacturers in Japan and Asia, excluding Japan, utilizing the Company's systems in the process of advanced semiconductor packaging. The Company's operations in foreign countries are not generally subject to significant exchange rate fluctuations, principally because sales contracts for the Company's systems are generally denominated in U.S. dollars. In Japan, however, orders are typically denominated in Japanese yen. This may subject the Company to a higher degree of risk from currency fluctuations. The Company attempts to mitigate this exposure through the use of foreign exchange contracts; however, there can be no assurance of the success of any such efforts. International sales expose the Company to a number of additional risks, including fluctuations in the value of local currencies relative to the U.S. dollar, which, in turn, impact the relative cost of ownership of the Company's products. (See "Additional Risk Factors: International Sales; Japanese Market").

    Although the Company's backlog of system orders increased substantially during the year ended December 31, 2000, the anticipated timing of shipments and customer acceptances of those orders will require the Company to fill a number of production slots in the current period in order to meet its near-term sales targets. Additionally, the Company is presently experiencing an increased level of customer rescheduling of deliveries. If the Company is unsuccessful in its efforts to secure those production orders, or if existing production orders are delayed or cancelled, its results of operations will be materially adversely impacted in the near-term. Accordingly, the Company can give no assurance that it will be able to achieve or maintain its current or prior level of sales.

    The Company believes that demand for semiconductors and semiconductor equipment may currently be experiencing a cyclical downturn. As a result, the Company may experience lower order booking rates in the near term, relative to those achieved in 2000, and may experience an increased incidence of order deferrals, rescheduling and cancellations. Fewer net bookings would result in lower net sales and gross margin, which would materially adversely impact the Company's business and results of operations.

    The Company presently expects that net sales for the three-month period ending March 31, 2001 may be substantially higher than net sales in the comparable period in 2000. However, due to current production limitations, customer delivery dates and uncertainty as to customer acceptances, the Company can give no assurance that it will be able to achieve or maintain its current or prior sales levels.

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

1999 VS. 1998

    For the year ended December 31, 1999, net sales were $113.1 million, an increase of 39% as compared with net sales of $81.5 million for 1998. The increase, relative to 1998, was primarily attributable to improved conditions within the semiconductor industry, which have resulted in higher capital spending levels, partially offset by lower front-end equipment sales to the thin film head industry. For the year ended December 31, 1999, the Company's unit system shipments increased 70%, relative to 1998, while the weighted-average selling price of all systems sold declined slightly. Service revenue increased 11% for the year ended December 31, 1999, as compared to 1998, primarily as a result of the acquisition of the product lines and related service business of ISI in June of 1998. Net sales of spare parts and product upgrades declined 9% for the year ended December 31, 1999, as compared to 1998.

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

GROSS PROFIT

2000 VS. 1999

    The Company's gross profit as a percentage of net sales, or gross margin, was 39.3% for the year ended December 31, 2000, as compared with a gross margin of 39.3% for 1999. On a comparative basis, gross margins were adversely impacted by a shift in product mix toward the Company's more advanced 1X lithography systems and reduction steppers, which generally have lower gross margin percentages than the Company's more mature product lines. Additionally, comparisons with the prior year were adversely impacted by lower margins on service revenues and higher inventory reserve requirements. However, these adverse trends were offset by higher license revenues ($6.0 million in 2000, as compared with $0 in 1999), higher weighted-average system selling prices and from manufacturing efficiencies achieved as a result of higher production levels.

    The Company believes that gross profit as a percentage of net sales for the quarter ending March 31, 2001 may be significantly higher than levels achieved during the comparable period a year ago, primarily as a result of increased licensing income, improved product pricing and higher levels of capacity utilization. However, intense competition in the markets the Company serves may make it difficult for the Company to increase or maintain its current gross margin percentages in the near term. The Company is presently increasing inventory purchases based on current and forecasted demand for its Saturn Spectrum 3 wafer stepper, its Verdant laser thermal processing system and its 157nm advanced reduction stepper. The purchase of such additional inventories will result in a higher risk of obsolescence, which may require inventory write-offs, which would negatively impact gross margins. Additionally, new products generally have lower gross margins until there is widespread market acceptance and until production and after-sales efficiencies can be achieved. Should the Saturn Spectrum 3, Verdant laser thermal processing system or the Company's reduction stepper offerings, fail to develop or generate significant market demand, the Company's business, financial condition and results of operations would be materially adversely affected.

1999 VS. 1998

    The Company's gross margin was 39.3% for the year ended December 31, 1999, as compared with a gross loss as a percentage of net sales of (1.6%) for 1998. In 1998, the Company recognized $26.4 million in special charges related primarily to the write-down of inventories and provisions for estimated losses associated with open purchase commitments. These charges were primarily a result of the Company's lower sales and bookings levels in 1998, revised sales demand forecasts for 1999 and delays in the production-readiness of the Company's electron beam lithography system. In addition to the special charges recognized in 1998, the increase in gross profit as a percentage of net sales in 1999 can be further attributed to significantly higher capacity utilization; favorable changes in product mix; and a lower percentage of service revenue relative to total net sales, which typically has lower standard margins than system sales; partially offset by lower weighted-average selling prices.

RESEARCH, DEVELOPMENT AND ENGINEERING EXPENSES

2000 VS. 1999

    The Company's research, development and engineering expenses were $26.8 million for the year ended December 31, 2000, as compared with $27.7 million for 1999. This decrease in spending was primarily attributable to the shutdown of the Company's UltraBeam operations, which occurred early in the second quarter of 2000, and lower spending on the Company's laser thermal processing technology, partially offset by higher spending on the Company's reduction stepper technologies and higher facilities and personnel costs.

    The Company continues to invest significant resources in the development and enhancement of its Verdant laser thermal processing systems and technologies, together with continuing expenditures for its 1X and reduction optical products and technologies. The Company presently expects that the absolute dollar amount of research, development and engineering expenses for the quarter ending
March 31, 2001 may be higher than levels incurred in the comparable period in 2000, as the decline in spending relative to the UltraBeam shutdown is anticipated to be more than offset by increased investments in the Company's Verdant and photolithography technologies, together with higher facilities and personnel costs.

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

AMORTIZATION OF GOODWILL

2000 VS. 1999

    Amortization of goodwill was $2.1 million for the year ended December 31, 2000, as compared with $1.6 million for the comparable period in 1999. The additional amortization expense was directly related to intangible assets purchased in December 1999.

1999 VS. 1998

    Amortization of goodwill was $1.6 million for the year ended December 31, 1999, as compared with $1.1 million for the comparable period in 1998. The additional amortization expense was directly related to a full year of goodwill amortization relative to the acquisition of ISI. ISI was acquired in June 1998.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

2000 VS. 1999

    Selling, general and administrative expenses were $30.3 million for the year ended December 31, 2000, as compared with $26.3 million for the comparable period in 1999. As a percentage of net sales, selling, general and administrative expenses declined to 20.6% in 2000, as compared with 23.3% of net sales for 1999. The increase, in terms of absolute dollars, is primarily attributable to significant additions to the sales and marketing infrastructure within the Company and higher facilities and personnel costs, partially offset by the shutdown of the Company's UltraBeam operations. The Company presently anticipates that selling, general and administrative expenses for the three-month period ending March 31, 2001 will increase significantly, relative to the comparable period in 1999, due primarily to higher anticipated sales, service and support expenses resulting from an anticipated increase in net sales and higher facilities and personnel costs.

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

SHUTDOWN OF OPERATIONS

    During the quarter ended June 30, 2000, the Company shut down the operations of its UltraBeam unit. As a direct result of this decision, the Company recognized a charge in the quarter ended June 30, 2000 of $8.0 million, or $0.38 per share (diluted). During the quarter ended September 30, 2000, the Company recognized an additional charge of $1.7 million, or $0.08 per share (diluted), primarily attributable to revised estimates of amounts to be realized upon the sale of operating assets. Of the year-to-date total charge of $9.7 million, approximately $6.8 million related to the disposition of operating and capital assets, $0.4 million related to termination benefits associated with the termination of 14 employees, $2.3 million related to facilities and other non-employee amounts paid for shutdown and $.2 million related to accrued liabilities still outstanding as of December 31, 2000. There were no significant revisions to the original termination provisions established by the Company.

SPECIAL CHARGES

    Due primarily to the continued downturn in the thin film head and semiconductor industries, the Company recognized significantly lower sales and bookings levels during 1998. As a result, the Company significantly reduced its production demand forecast for 1999 and implemented various cost containment measures beginning in the third quarter of 1998. During 1998, the Company recognized special charges in the amount of $26.4 million for the write-down of excess inventories and provisions for estimated losses on open purchase commitments. These charges were included in cost of sales.

    During 1998, the Company recognized charges in the amount of $11.2 million related to collection uncertainty of certain accounts and leases receivable, provisions for sales returns and allowances and charges related to a reduction in the Company's workforce and the consolidation of certain of its facilities. These charges are included in operating expenses for 1998.

GAIN ON SALE OF LAND

    In September 2000, the Company exercised an option it held to purchase 6.34 acres of undeveloped land it leased in San Jose, California and sold this property to a third party. This transaction resulted in a net gain of $16.0 million, or $0.75 per share (diluted), before related income taxes. In conjunction with this transaction, the Company had collateralized a loan payable by the former owner to a third party with securities valued at $5.5 million. Upon completion of this transaction, the restriction on these securities was removed.

INTEREST AND OTHER INCOME, NET

    Interest and other income, net, which consists primarily of interest income, was $7.6 million for the year ended December 31, 2000, as compared with $7.4 million for 1999 and $6.7 million for 1998.

INCOME TAX EXPENSE

    The Company recognized income taxes of $2.4 million during the year ended December 31, 2000, or $0.11 per share (diluted). This provision for 2000 consists primarily of foreign withholding taxes, as well as state and federal minimum taxes. There was no income tax benefit recognized in 1999 on the Company's pre-tax loss due to uncertainty related to the utilization of its net operating loss carry-forward. Income taxes (benefit) represented 10% of the loss before income taxes for 1998. The difference between the rate recognized and the statutory rate is primarily a result of not recognizing a benefit for the 1998 net operating loss carry-forward and certain deferred tax asset reserves recognized during 1998.

    The Company presently anticipates that it will recognize income tax expense in 2001, primarily as a result of foreign income taxes and state and federal minimum taxes. However, the Company believes that the tax rate in 2001 will be substantially less than the statutory rate, primarily as a result of available federal net operating loss carry-forwards.

LIQUIDITY AND CAPITAL RESOURCES

    Net cash provided by operating activities was $17.2 million for the year ended December 31, 2000, as compared with $9.4 million provided by operating activities during 1999. Cash flow generated by operating activities was primarily attributable to non-cash charges to income of $32.9 million and a net change in operating assets and liabilities of $9.4 million, partially offset by the Company's net loss for the year ended December 31, 2000, exclusive of the non-operating gain on the sale of land, of $25.1 million. Included in both the net loss and non-cash charges to income for the year ended December 31, 2000 is an $18.9 million charge the Company took to operations, relating to the cumulative effect of the implementation of SAB 101 on prior year financial results.

    The Company sells certain of its accounts receivable in order to mitigate its credit risk and to enhance cash flow. Sales of accounts receivable typically precede final customer acceptance of the system. Among other terms and conditions, the agreements include provisions that require the Company to repurchase receivables if certain conditions are present including, but not limited to, disputes with the customer regarding suitability of the product, and from time-to-time the Company has repurchased certain accounts and leases receivable in accordance with these terms. At December 31, 2000, $5.6 million of sold accounts receivable were outstanding to third party financial institutions. The Company may continue to attempt to mitigate the impact of extended payment terms and non-linear shipments by selling a substantial portion of its accounts receivable in the future. There can be no assurance that this financing will be available on reasonable terms, or at all.

    The Company believes that because of the relatively long manufacturing cycle of certain of its systems, particularly newer products, the Company's inventories will continue to represent a significant portion of working capital. In particular, the Company is increasing its purchases of inventory, long-term demonstration inventory, long-term prepaid inventory and capital equipment for its Saturn Spectrum 3 wafer stepper, Verdant laser thermal processing system and its XLS 157nm advanced reduction stepper. Higher inventory and capital asset levels may increase the risk of inventory obsolescence and asset impairment, which may adversely impact the Company's results of operations. In conjunction with its XLS 157nm system, the Company anticipates that it will be required to make advanced payments related to lens production of approximately $2.0 million during the quarter ending March 31, 2001. The Company intends to characterize this expenditure as a long-term prepayment of inventories.

    During the year ended December 31, 2000, net cash used in investing activities was $6.6 million, primarily attributable to capital expenditures of $18.4 million and a net increase in available-for-sale securities of $9.8 million, partially offset by the proceeds from the sale of land of $16.1 million and the release of restricted cash of $5.5 million. The capital expenditures were primarily attributable to the relocation of certain of the Company's facilities and further expansion in San Jose, California.

    Cash used in financing activities was $2.2 million during the year ended December 31, 2000, primarily attributable to the Company's previously announced stock buyback. As of December 31, 2000, the Company had repurchased 475,000 shares of its common stock for $6.9 million. The Company has authorized the repurchase of up to 2.0 million shares of its common stock at prevailing market prices. The Company intends to finance the repurchase of its common stock from its existing cash, cash equivalents and short term investments. During the year ended December 31, 2000 the Company raised $4.0 million from stock issued pursuant to the Company's stock option and employee stock purchase plans and raised an additional $0.7 million from borrowings under its existing line of credit pursuant to international hedging activities.

    At December 31, 2000, the Company had working capital of $151.4 million. The Company's principal source of liquidity at December 31, 2000 consisted of $163.7 million in cash, cash equivalents and short-term investments.

    The development and manufacture of new lithography systems and enhancements are highly capital-intensive. In order to be competitive, the Company must continue to make significant expenditures for capital equipment; sales, service, training and support capabilities; investments in systems, procedures and controls; and expansion of operations and research and development, among many other items. The Company expects that anticipated cash flows from operations and its cash, cash equivalents and short-term investments will be sufficient to meet the Company's cash requirements for the next twelve months. Beyond the next twelve months, the Company may require additional equity or debt financing to address its working capital or capital equipment needs.

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

ADOPTION OF THE EURO

    The introduction of a European single currency, the Euro, was initially implemented as of January 1, 1999, and the transition period will continue through Jan 1, 2002. As of December 31, 2000, the adoption of the Euro has not had a material effect on the Company's foreign exchange and hedging activities or the Company's use of derivative instruments. While the Company will continue to evaluate the impact of the Euro introduction over time, based on currently available information, management does not believe that the introduction of the Euro currency will have a material adverse impact on the Company's financial condition or overall trends in results of operations.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

INTEREST RATE RISK:

    The Company's exposure to market risk due to potential changes in interest rates, relates primarily to the Company's investment portfolio, which consisted primarily of fixed interest rate instruments as of December 31, 2000. The Company maintains a strict investment policy, which is designed to ensure the safety and preservation of its invested funds by limiting market risk and the risk of default.

    The following table presents the hypothetical changes in fair values in the financial instruments held by the Company at December 31, 2000, that are sensitive to changes in interest rates. These instruments are comprised of cash, cash equivalents, short-term investments and restricted long-term investments. These instruments are not leveraged and are held for purposes other than trading. The modeling techniques used measure the change in fair values arising from selected hypothetical changes in interest rates. Assumed market value changes to the Company's portfolio reflects immediate hypothetical parallel shifts in the yield curve of plus or minus 50 basis points (BPS), 100 BPS, and 150 BPS over a twelve-month time horizon. Beginning fair values represent the market principal plus accrued interest for financial reporting purposes at December 31, 2000. Ending fair values comprise the estimated market principal plus accrued interest at a twelve-month time horizon, and assumes no change in the investment principal or portfolio mix. This table estimates the fair value of the portfolio at a twelve-month time horizon:

                                                                               NO
                                             VALUATION OF SECURITIES         CHANGE
                                              GIVEN AN INTEREST RATE           IN           VALUATION OF SECURITIES
                                                     DECREASE               INTEREST    GIVEN AN INTEREST RATE INCREASE
                                                OF X BASIS POINTS             RATE             OF X BASIS POINTS
                                         --------------------------------   --------   ---------------------------------
SHORT-TERM INVESTMENTS, IN THOUSANDS     (150 BPS)   (100 BPS)   (50 BPS)    0 BPS      50 BPS      100 BPS     150 BPS
------------------------------------     ---------   ---------   --------   --------   ---------   ---------   ---------
U.S. Treasury securities and
  obligations of U.S. government
  agencies.............................  $ 28,185    $ 27,996    $ 27,806   $ 27,614   $ 27,423    $ 27,233    $ 27,046
Obligations of states and political
  subdivisions.........................     3,707       3,707       3,707      3,707      3,707       3,707       3,707
U.S. corporate debt securities.........   117,887     117,311     116,732    116,228    115,722     115,143     114,567
                                         --------    --------    --------   --------   --------    --------    --------
Total short-term investments...........  $149,779    $149,014    $148,245   $147,549   $146,852    $146,083    $145,320
                                         ========    ========    ========   ========   ========    ========    ========

    The table was developed based on the fact that a 50-BPS move in the Federal Funds Rate has occurred in eighteen times in the last ten years; a 100-BPS move in the Federal Funds Rate has occurred in twelve times in the last ten years; and a 150-BPS move in the Federal Funds Rate has occurred in six times in the last ten years.

    The Company has not materially altered its investment objectives or criteria and believes that, although the composition of the Company's portfolio has changed from the preceding year, the portfolio's sensitivity to changes in interest rates is materially the same.

CREDIT RISK:

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

FOREIGN EXCHANGE RISK:

    The Company's operations in foreign countries are not generally subject to significant exchange rate fluctuations, principally due to the limited scope of those operations and because sales contracts for the Company's systems are generally denominated in U.S. dollars. In Japan, however, the Company's orders are often denominated in Japanese yen. This may subject the Company to a higher degree of risk from currency fluctuations. The Company attempts to mitigate this exposure through the use of foreign exchange contracts. The gains and losses on these contracts generated up to the point of shipment are deferred until such time as the revenue is recognized on the shipment. Gains and losses on these contracts generated after the point of shipment are recognized in current income. At

December 31, 2000 there were approximately $17.3 million of outstanding foreign currency forward contracts.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    The Selected Financial Data information contained in Item 6 of Part II hereof is hereby incorporated by reference into this Item 8 of Part II of this form 10-K.

                            ULTRATECH STEPPER, INC.
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                        AND FINANCIAL STATEMENT SCHEDULE

Consolidated Financial Statements included in Item 8:

                                                              PAGE NUMBER
                                                              -----------
Consolidated Balance Sheets--December 31, 2000 and 1999.....        36
Consolidated Statements of Operations--Years ended
  December 31, 2000, 1999, and 1998.........................        37
Consolidated Statements of Cash Flows--Years ended
  December 31, 2000, 1999, and 1998.........................        38
Consolidated Statements of Stockholders' Equity--Years ended
  December 31, 2000, 1999, and 1998.........................        39
Notes to Consolidated Financial Statements..................     40-55
Report of Ernst & Young LLP, Independent Auditors...........        56

CONSOLIDATED BALANCE SHEETS

                                                              DECEMBER 31,    DECEMBER 31,
IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS                  2000            1999
------------------------------------------------              -------------   -------------
ASSETS
Current assets:
  Cash and cash equivalents.................................    $ 55,346        $ 46,978
  Short-term investments....................................     108,335          96,566
  Accounts receivable, less allowance for doubtful accounts
    of $327 in 2000 and $2,046 in 1999......................      23,942          19,993
  Inventories...............................................      30,262          28,975
  Leases receivable--current portion, less allowance for
    doubtful accounts of $0 in 2000 and $1,049 in 1999......          --           1,354
  Prepaid expenses and other current assets.................       3,129           2,040
                                                                --------        --------
Total current assets........................................     221,014         195,906
Equipment and leasehold improvements, net...................      28,833          20,486
Restricted investments......................................          --           5,479
Leases receivable, less allowance for doubtful accounts of
  $0 in 2000 and $3,244 in 1999.............................         121             282
Intangible assets, net......................................       6,880           8,940
Demonstration inventory, net................................       6,542           5,015
Other assets................................................         679             700
                                                                --------        --------
Total assets................................................    $264,069        $236,808
                                                                ========        ========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Notes payable.............................................    $  1,152        $    490
  Accounts payable..........................................      12,228           7,931
  Accrued expenses..........................................      14,443          13,605
  Deferred license income...................................      22,369              --
  Deferred product and services income......................       6,728             353
  Advance billings..........................................       7,470           4,845
  Income taxes payable......................................       5,190           5,081
                                                                --------        --------
Total current liabilities...................................      69,580          32,305
Other liabilities...........................................         232             289
Commitments and contingencies
Stockholders' equity:
  Preferred Stock, $.001 par value: 2,000,000 shares
    authorized; none issued.................................          --              --
  Common Stock, $.001 par value: 40,000,000 shares
    authorized; issued and outstanding: 21,284,565 at
    December 31, 2000 and 21,392,117 at December 31, 1999...          22              21
  Additional paid-in capital................................     179,530         175,574
  Treasury Stock............................................      (6,867)             (1)
  Accumulated other comprehensive loss, net.................        (299)         (2,408)
  Retained earnings.........................................      21,871          31,028
                                                                --------        --------
Total stockholders' equity..................................     194,257         204,214
                                                                --------        --------
Total liabilities and stockholders' equity..................    $264,069        $236,808
                                                                ========        ========

          SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                 YEARS ENDED DECEMBER 31,
                                                              ------------------------------
IN THOUSANDS, EXCEPT PER SHARE AMOUNTS                          2000       1999       1998
--------------------------------------                        --------   --------   --------
Net sales
    Products................................................  $123,407   $95,473    $ 65,569
    Services................................................    17,261    17,650      15,888
    Licenses................................................     5,987        --          --
                                                              --------   -------    --------
  Total net sales...........................................   146,655   113,123      81,457
Cost of sales
    Cost of products sold...................................    76,180    56,471      46,016
    Cost of services........................................    12,808    12,232      10,352
    Write-down of inventory.................................        --        --      20,559
    Provision for estimated losses on purchase
      commitments...........................................        --        --       5,849
                                                              --------   -------    --------
Gross profit (loss).........................................    57,667    44,420      (1,319)

Research, development, and engineering......................    26,833    27,678      26,654
Amortization of goodwill....................................     2,061     1,630       1,055
Selling, general, and administrative........................    30,274    26,325      25,115
Acquired in-process research and development................        --        --       5,108
Shutdown of operations......................................     9,670        --          --
Special charges.............................................        --        --      11,175
                                                              --------   -------    --------
Operating loss..............................................   (11,171)  (11,213)    (70,426)
Gain on sale of land........................................    15,983        --          --
Interest expense............................................      (251)     (374)       (445)
Interest and other income, net..............................     7,598     7,419       6,745
                                                              --------   -------    --------
Income (loss) before income taxes (benefit) and cumulative
  effect of a change in accounting principle................    12,159    (4,168)    (64,126)
Income taxes (benefit)......................................     2,433        --      (6,182)
                                                              --------   -------    --------
Income (loss) before cumulative effect of a change in
  accounting principle......................................     9,726    (4,168)    (57,944)
Cumulative effect on prior years of the application of
  SAB 101 "Revenue Recognition in Financial Statements".....   (18,883)       --          --
                                                              --------   -------    --------
Net loss....................................................  $ (9,157)  $(4,168)   $(57,944)
                                                              ========   =======    ========
Net loss per share -- basic
  Income (loss) before cumulative effect of a change in
    accounting principle....................................  $   0.46   $ (0.20)   $  (2.76)
  Cumulative effect on prior years of the application of SAB
    101 "Revenue Recognition in Financial Statements".......  $  (0.89)  $    --    $     --
  Net loss..................................................  $  (0.43)  $ (0.20)   $  (2.76)
  Number of shares used in per share computations --
    basic...................................................    21,236    21,279      20,958
Net loss per share -- diluted
  Income (loss) before cumulative effect of a change in
    accounting principle....................................  $   0.46   $ (0.20)   $  (2.76)
  Cumulative effect on prior years of the application of SAB
    101 "Revenue Recognition in Financial Statements".......  $  (0.89)  $    --    $     --
  Net loss..................................................  $  (0.43)  $ (0.20)   $  (2.76)
  Number of shares used in per share computations --
    diluted.................................................    21,236    21,279      20,958
                                                              ========   =======    ========

          SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                 YEARS ENDED DECEMBER 31,
                                                              ------------------------------
IN THOUSANDS                                                    2000       1999       1998
------------                                                  --------   --------   --------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss....................................................  $ (9,157)  $ (4,168)  $(57,944)
Adjustments to reconcile net loss to net cash provided by
  operating activities:
  Depreciation..............................................     7,093      8,187      7,672
  Amortization..............................................     4,536      4,370      2,934
  Loss on disposal of equipment.............................     2,403        390      1,179
  Deferred income taxes.....................................        --         --      3,039
  Write-off of acquired in-process research and
    development.............................................        --         --      5,108
  Cumulative adjustment due to SAB 101......................    18,883         --         --
  Gain from sale of land....................................   (15,983)        --         --
  Changes in operating assets and liabilities:
    Accounts receivable.....................................    (2,049)    (8,970)    38,047
    Inventories.............................................    (1,287)     7,775     10,580
    Prepaid expenses and other current assets...............    (1,089)     3,048        677
    Leases receivable -- current portion....................     1,354        658        396
    Leases receivable -- long term..........................       161      1,254      9,818
    Intangible assets.......................................        --       (133)        --
    Demonstration Inventory.................................    (3,425)    (1,942)    (2,825)
    Other assets............................................        21       (190)     1,078
    Accounts payable........................................     4,297       (610)    (6,957)
    Accrued expenses........................................       838     (5,719)    (5,514)
    Advance billings........................................     2,625      3,151         32
    Income taxes payable....................................       109      3,451     (1,404)
    Deferred product and services income, net...............   (14,408)    (1,140)       763
    Deferred license income.................................    22,369         --         --
    Other liabilities.......................................       (57)       (56)       186
                                                              --------   --------   --------
Net cash provided by operating activities...................    17,234      9,356      6,865
                                                              --------   --------   --------
Cash flows from investing activities:
Capital expenditures........................................   (18,439)    (6,948)    (9,510)
Investments in securities...................................  (369,175)  (361,398)  (430,079)
Proceeds from sales of investments..........................    74,489     56,047    111,106
Proceeds from maturing investments..........................   284,831    297,823    348,407
Purchase of certain assets and liabilities of Integrated
  Solutions Inc., net of cash acquired......................        --         --    (21,819)
Proceeds from sale of land..................................    16,126         --         --
Purchase of licensed technology.............................        --     (2,000)        --
Restricted investments......................................     5,549        (71)      (159)
                                                              --------   --------   --------
Net cash used in investing activities.......................    (6,619)   (16,547)    (2,054)
                                                              --------   --------   --------
CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from (repayments of) notes payable.............       662     (1,391)     1,787
Proceeds from issuance of Common Stock......................     3,957      1,418      3,646
Buy back of Common Stock....................................    (6,866)        --         --
                                                              --------   --------   --------
Net cash provided by financing activities...................    (2,247)        27      5,433
                                                              --------   --------   --------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS........     8,368     (7,164)    10,244
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD............    46,978     54,142     43,898
                                                              --------   --------   --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD..................  $ 55,346   $ 46,978   $ 54,142
                                                              ========   ========   ========
Supplemental disclosures of cash flow information:
  Cash paid during the period for:
    Interest................................................  $    251   $    337   $    445
    Income taxes (refund), net..............................     3,089     (7,015)       840
  Other non-cash changes:
    Systems transferred from inventory to equipment and
      other assets..........................................  $  5,543   $  2,806   $  4,018

          SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                                  STOCKHOLDERS' EQUITY
                               ------------------------------------------------------------------------------------------
                                  COMMON STOCK       ADDITIONAL              ACCUMULATED OTHER                  TOTAL
                               -------------------    PAID-IN     TREASURY     COMPREHENSIVE     RETAINED   STOCKHOLDERS'
IN THOUSANDS                    SHARES     AMOUNT     CAPITAL      STOCK       INCOME (LOSS)     EARNINGS      EQUITY
------------                   --------   --------   ----------   --------   -----------------   --------   -------------
Balance at December 31,
  1997.......................   20,786      $21       $170,201    $      (1)      $   271        $93,140      $263,632
Net issuance of Common Stock
  under stock option plans
  and employee stock purchase
  plan.......................      320       --          3,646         --              --             --         3,646
Income tax benefit from stock
  option and stock purchase
  plan transactions..........       --       --            309         --              --             --           309
Components of comprehensive
  loss:
  Net unrealized gain on
    available-for-sale
    investments..............       --       --             --         --             508             --           508
  Net loss...................       --       --             --         --              --        (57,944)      (57,944)
                                                                                                              --------
Total comprehensive loss.....                                                                                  (57,436)
                                ------      ---       --------    -------         -------        -------      --------
Balance at December 31,
  1998.......................   21,106      $21       $174,156    $    (1)        $   779        $35,196      $210,151
                                ======      ===       ========    =======         =======        =======      ========
Net issuance of Common Stock
  under stock option plans
  and employee stock purchase
  plan.......................      286       --          1,418         --              --             --         1,418
Components of comprehensive
  loss:
  Net unrealized loss on
    available-for-sale
    investments..............       --       --             --         --          (3,187)            --        (3,187)
  Net loss...................       --       --             --         --              --         (4,168)       (4,168)
                                                                                                              --------
Total comprehensive loss.....                                                                                   (7,355)
                                ------      ---       --------    -------         -------        -------      --------
Balance at December 31,
  1999.......................   21,392      $21       $175,574    $    (1)        $(2,408)       $31,028      $204,214
                                ======      ===       ========    =======         =======        =======      ========
Net issuance of Common Stock
  under stock option plans
  and employee stock purchase
  plan.......................      368        1          3,956         --              --             --         3,957
Buyback of Common Stock......     (475)      --             --     (6,866)             --             --        (6,866)
Components of comprehensive
  loss:
  Net unrealized loss on
    available-for-sale
    investments..............       --       --             --         --           2,109             --         2,109
  Net loss...................       --       --             --         --              --         (9,157)       (9,157)
                                                                                                              --------
Total comprehensive loss.....                                                                                   (7,048)
                                ------      ---       --------    -------         -------        -------      --------
Balance at December 31,
  2000.......................   21,285      $22       $179,530    $(6,867)        $  (299)       $21,871      $194,257
                                ======      ===       ========    =======         =======        =======      ========

          SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  COMPANY AND INDUSTRY INFORMATION

MAJOR CUSTOMERS

    In 2000, one customer accounted for 10% of the Company's net sales. In 1999, no single customer accounted for 10% or more of the Company's net sales. Sales to one customer accounted for 25% of the Company's net sales in 1998.

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

ENTERPRISE-WIDE DISCLOSURES

    The Company's products are manufactured in the United States and are sold worldwide. The Company markets internationally through domestic and foreign-based sales and service operations and independent sales organizations. The following table presents enterprise-wide sales to external customers and long-lived assets by geographic region:

(IN THOUSANDS)                                                  2000       1999       1998
--------------                                                --------   --------   --------
Net sales:

  United States of America..................................  $ 67,328   $ 51,293   $36,192
  Germany...................................................     2,147      1,130    10,613
  Japan.....................................................    29,216     13,201    11,282
  Rest of world.............................................    47,964     47,499    23,370
                                                              --------   --------   -------
    Total...................................................  $146,655   $113,123   $81,457
                                                              ========   ========   =======
Long-lived assets:

  United States of America..................................  $ 41,701   $ 39,458   $42,130
  Rest of world.............................................     1,354      1,444     1,949
                                                              --------   --------   -------
    Total...................................................  $ 43,055   $ 40,902   $44,079
                                                              ========   ========   =======

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

    A majority of the Company's trade receivables are derived from sales in various geographic areas, principally the U.S., Europe, Japan, and Asia, to large companies within the integrated circuit, thin film head and micromachining industries. The Company performs ongoing credit evaluations of its customers' financial condition and requires collateral, whenever deemed necessary. The Company maintains an allowance for uncollectible accounts receivable based upon expected collectibility and a reserve for estimated returns and allowances. The formation of significant long-term receivables and the granting of extended customer payment terms exposes the Company to additional risks, including potentially higher customer concentration and higher potential operating expenses relating to customer defaults.

    The Company sells certain of its accounts receivable to third-party financial institutions, in order to mitigate its credit risk and to enhance cash flow. Sales of accounts receivable typically precede final customer acceptance of the system. Among other terms and conditions, the agreements include provisions that require the Company to repurchase receivables if certain conditions are present including, but not limited to, disputes with the customer regarding suitability of the product, and from time-to-time the Company has repurchased certain accounts receivable in accordance with these terms. At December 31, 2000 and 1999, approximately $5.6 million of sold accounts receivable were outstanding to third-party financial institutions.

3.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

    The accompanying consolidated financial statements include the accounts of the Company and its subsidiaries, all of which are wholly owned. Intercompany balances and transactions have been eliminated.

    Reclassifications have been made to the prior years' consolidated financial statements to conform to the current year presentation.

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

INVESTMENTS

    Management determines the appropriate classification of its investments at the time of purchase and re-evaluates the classification at each balance sheet date. At December 31, 2000 and 1999, all investments in the Company's portfolio were classified as "available for sale" and are stated at fair value, with the unrealized gains and losses, net of tax, reported in accumulated other comprehensive income (loss), as a separate component of stockholders' equity.

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

    Demonstration inventory is stated at cost, less accumulated amortization. Demonstration inventory is amortized over the estimated useful life of the systems, generally four years.

    Intangible assets are carried at cost less accumulated amortization, which is being provided on a straight-line basis over the economic lives of the respective assets, generally five to seven years. Intangible assets are presented net of accumulated amortization of $4,390,000 and $3,354,000 as of December 31, 2000 and 1999, respectively.

DERIVATIVE INSTRUMENTS AND HEDGING

    Off-balance-sheet transactions, consisting of forward currency contracts, have from time to time been utilized by the Company to hedge obligations denominated in foreign currencies. The Company does not enter into derivative financial instruments for trading purposes. Gains and losses related to qualified accounting hedges of firm commitments are deferred and recognized into operating income when the firm commitment is converted into income. Gains and losses related to qualified accounting hedge of recognized financial assets and liabilities are recognized in interest and other income, net.

There were approximately $17.3 million and $10.6 million of foreign exchange forward contracts outstanding as of December 31, 2000 and 1999, respectively.

IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS AND SEC STAFF ACCOUNTING
  BULLETINS

    In September 1999, the Financial Accounting Standards Board (FASB) issued Statement no. 137 (FAS 137), "Accounting for Derivative Instruments and Hedging Activities--Deferral of the Effective Date of FASB Statement No. 133." FAS 137 amended the FASB issued Statement No. 133 (FAS 133), "Accounting for Derivative Instruments and Hedging Activities" which was issued in September 1998 and was to be effective for all fiscal quarters of fiscal year beginning after September 16, 1999. FAS 137 deferred the effective date of FAS 133 to be effective for all fiscal quarters of all fiscal years beginning after September 15, 2000. In June 2000, the FASB issued FAS 138. "Accounting for Certain Derivative Instruments and Certain Hedging Activities--an Amendment of FAS 133. Accordingly, the Company will adopt the provisions of FAS 133, as amended by FAS 137 and FAS 138, in the first fiscal quarter of 2001 fiscal year. FAS 133 establishes accounting and reporting standards for derivative instruments and requires recognition of derivatives as assets or liabilities in the statement of financial position and measurement of those instruments at fair value. Because of the Company's minimal use of derivatives, management does not anticipate that the adoption of the new Statement will have a significant effect on earnings or the financial position of the Company.

    In September 2000, the FASB issued Statement No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities", that replaces, in its entirety, FASB Statement No. 125. Although Statement 140 has changed many of the rules regarding securitizations, it continues to require an entity to recognize the financial and servicing assets it controls and the liabilities it has incurred and to derecognize financial assets when control has been surrendered in accordance with the criteria provided in the Statement. As required, the Company will apply the new rules prospectively to transactions beginning in the second quarter of 2001. The Company has not completed an assessment of the potential financial statement impact of applying the new Statement.

REVENUE RECOGNITION

    The Company previously recognized revenue from the sales of its products generally upon shipment, which usually preceded installation and final customer acceptance, provided that final customer acceptance and collection of the related receivable were probable. Effective January 1, 2000, the Company changed its method of accounting for product sales to recognize such revenues when the contractual obligation for installation has been satisfied, or when installation is substantially complete, and customer acceptance provisions have lapsed, provided collections of the related receivable are probable. The Company also sells service contracts for which revenue is recognized ratably over the contract period. The Company believes the change in accounting principle is preferable based on guidance provided in SEC staff Accounting Bulletin No. 101 (SAB 101), "Revenue Recognition in Financial Statements." The cumulative effect of the change in accounting principle, $18.9 million or $0.89 per share (diluted), was reported as a charge in the quarter ended March 31, 2000 in the accompanying statement of operations.

    The cumulative effect of this change in accounting principle includes system revenue, cost of sale and certain expenses, including warranty and commission expenses, which will be recognized when both installation and customer acceptance provisions are satisfied, subsequent to January 1, 2000.

    During 2000, the Company substantially changed its operations to implement SAB 101. Approximately 25% of the Company's net sales for the year ended December 2000, or $37,600,000, resulted from systems shipped in 1999 and accepted in 2000. This reflects the Company's traditional time frame for shipment, installation and customer acceptance. The net result of shipments and acceptances during the year was a reduction of approximately $14.4 million in deferred product and service income. The Company estimates that its sales for the year ended December 31, 2000 would have approximated $126,000,000 under its previous method of accounting for revenue recognition. However, the Company believes that estimates of its system revenue under its prior method of accounting are not indicative of results that would have been achieved had the Company not substantially changed its operations to implement SAB 101.

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

ACQUIRED IN-PROCESS RESEARCH AND DEVELOPMENT

    On June 11, 1998, the Company completed the acquisition of substantially all of the assets and the assumption of certain liabilities of Integrated
Solutions, Inc. (ISI), a privately held manufacturer of i-line and deep ultra-violet reduction lithography systems. As a result of this acquisition, the Company recognized a charge for acquired in-process research and development expense (IPR&D) of $5.1 million in the consolidated statement of operation for the year ended December 31, 1998.

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

SHUTDOWN OF OPERATIONS

    During the quarter ended June 30, 2000, the Company shutdown the operations of its UltraBeam unit. As a direct result of this decision, the Company recognized a charge in the quarter ended

June 30, 2000 of $8.0 million, or $0.38 per share (diluted). During the quarter ended September 30, 2000, the Company recognized an additional charge of $1.7 million, or $0.08 per share (diluted) primarily attributed to revised estimates of amounts to be realized upon the sale of operating assets. Of the year-to-date total charge of $9.7 million, approximately $6.8 million related to the disposition of operating and capital assets, $0.4 million related to termination benefits paid associated with the termination of 14 employees, $2.3 million related to facilities and other non-employee amounts paid for shutdown and $.2 million related to accrued liabilities still outstanding as of December 31, 2000. There were no significant revisions to the original termination provisions established by the Company.

SPECIAL CHARGES

    Due primarily to the downturn in the thin film head and semiconductor industries in 1998, the Company recognized significantly lower sales and bookings levels during 1998. As a result, the Company significantly reduced its production demand forecast for 1999 and implemented various cost containment measures in the third quarter of 1998. During 1998, the Company recognized special non-cash charges in the amount of $26.4 million for the write-down of excess inventories and provisions for estimated losses on open purchase commitments. These charges were included in cost of sales.

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

GAIN ON SALE OF LAND

    In September 2000, the Company exercised an option it held to purchase 6.34 acres of undeveloped land it leased in San Jose, California and sold this property to a third party. This transaction resulted in a net gain of $16.0 million before related income taxes, or $0.75 per share (diluted). In conjunction with this transaction, the Company had collateralized a loan payable by the former owner to a third party with securities valued at $5.5 million. Upon completion of this transaction, the restriction on these securities was removed.

FOREIGN CURRENCY ACCOUNTING

    The U.S. dollar is the functional currency for all foreign operations. Foreign exchange gains and losses, which result from the process of remeasuring foreign currency financial statements into U.S. dollars or from transactions during the period, have been immaterial and are included in interest and other income, net.

STOCK-BASED COMPENSATION

    The Company has elected to follow the intrinsic value method in accounting for its employee stock options and stock purchase plan. Pro forma information regarding net income (loss) and net income (loss) per share are disclosed as if the Company accounted for its stock-based compensation subsequent to December 31, 1994 under the fair value method.

BASIC AND DILUTED NET LOSS PER SHARE

    The following sets forth the computation of basic and diluted net income
(loss) per share:

                                                                 YEARS ENDED DECEMBER 31,
                                                              ------------------------------
IN THOUSANDS, EXCEPT PER SHARE AMOUNTS                          2000       1999       1998
--------------------------------------                        --------   --------   --------
Numerator:
  Income (loss) before cumulative effect of a change in
    accounting principle....................................  $  9,726   $(4,168)   $(57,944)
  Cumulative effect on prior years of the application of SAB
    101 "Revenue Recognition in Financial Statements".......   (18,883)       --          --
                                                              --------   -------    --------
  Net loss..................................................  $ (9,157)  $(4,168)   $(57,944)
                                                              ========   =======    ========

Denominator:
  Denominator for earnings per share--basic.................    21,236    21,279      20,958
  Effect of dilutive Employee Stock Options.................        --        --          --
                                                              --------   -------    --------
  Denominator for earnings per share--diluted...............    21,236    21,279      20,958
                                                              --------   -------    --------

EARNINGS PER SHARE--BASIC
  Income (loss) before cumulative effect of a change in
    accounting principle....................................  $   0.46   $ (0.20)   $  (2.76)
                                                              ========   =======    ========
  Cumulative effect on prior years of the application of SAB
    101 "Revenue Recognition in Financial Statements".......  $  (0.89)  $    --    $     --
                                                              ========   =======    ========
  Net loss..................................................  $  (0.43)  $ (0.20)   $  (2.76)
                                                              ========   =======    ========

EARNINGS PER SHARE--DILUTED
  Income (loss) before cumulative effect of a change in
    accounting principle....................................  $   0.46   $ (0.20)   $  (2.76)
                                                              ========   =======    ========
  Cumulative effect on prior years of the application of SAB
    101 "Revenue Recognition in Financial Statements".......  $  (0.89)  $    --    $     --
                                                              ========   =======    ========
  Net loss..................................................  $  (0.43)  $ (0.20)   $  (2.76)
                                                              ========   =======    ========

    For the year ended December 31, 2000, options to purchase 3,864,000 shares of Common Stock at an average exercise price of $15.23 were excluded from the computation of diluted net loss per share as the effect would have been anti-dilutive. This compares to the exclusion of 3,428,000 options at an average exercise price of $16.11 for the year ended December 31, 1999, and 3,169,000 options at an average exercise price of $16.20 for the year ended December 31, 1998. Options are anti-dilutive when the Company has a net loss or when the exercise price of the stock option is greater than the average market price of the Company's Common Stock.

REPORTING COMPREHENSIVE INCOME

    Comprehensive income includes net income plus other comprehensive income. Other comprehensive income for the Company is comprised of changes in unrealized gains or losses on available-for-sale securities, net of tax. Accumulated other comprehensive income and changes thereto at December 31 consist of:

IN THOUSANDS                                                    2000       1999       1998
------------                                                  --------   --------   --------
Accumulated other comprehensive income at beginning of year
Unrealized gain (loss), net of tax..........................  $(2,408)   $   779      $271
Change of accumulated other comprehensive income (loss)
  during the year
Unrealized gain (loss) on available-for-sale securities.....    2,109     (3,187)      508
Tax effect..................................................       --         --        --
                                                              -------    -------      ----
Accumulated other comprehensive income (loss) at end of
  year......................................................  $  (299)   $(2,408)     $779
                                                              =======    =======      ====

4.  INVESTMENTS

    The Company classified all of its investments as "available for sale" as of December 31, 2000 and 1999. Accordingly, the Company states its investments at estimated fair value. Fair values are determined based on quoted market prices or pricing models using current market rates. The Company deems all investments, except those restricted, to be available to meet current working capital requirements.

    The following is a summary of the Company's investments:

                                                   DECEMBER 31, 2000                              DECEMBER 31, 1999
                                      --------------------------------------------   --------------------------------------------
                                                         GROSS                                          GROSS
                                                      UNREALIZED                                     UNREALIZED
                                      AMORTIZED   -------------------   ESTIMATED    AMORTIZED   -------------------   ESTIMATED
SHORT-TERM INVESTMENTS, IN THOUSANDS    COST       GAINS      LOSSES    FAIR VALUE     COST       GAINS      LOSSES    FAIR VALUE
------------------------------------  ---------   --------   --------   ----------   ---------   --------   --------   ----------
U.S. Treasury securities and
  obligations of U.S. government
  agencies..........................  $ 27,788      $ 12     $    186    $ 27,614    $ 27,027      $ --      $  803     $ 26,224
Obligations of states and political
  subdivisions......................     3,707        --           --       3,707      10,477        --          --       10,477
U.S. corporate debt securities......   116,451       444          667     116,228      95,645       120       1,560       94,205
                                      --------      ----     --------    --------    --------      ----      ------     --------
                                      $147,946      $456     $    853    $147,549    $133,149      $120      $2,363     $130,906
                                      ========      ====     ========    ========    ========      ====      ======     ========
RESTRICTED LONG-TERM INVESTMENTS, IN
  THOUSANDS
------------------------------------
U.S. Treasury securities and
  obligations of U.S. government
  agencies..........................  $     --      $ --     $     --    $     --    $  5,466      $ --      $   61     $  5,405
Obligations of states and political
  subdivisions......................        --        --           --          --          --        --          --           --
U.S. corporate debt securities......        --        --           --          --          74        --          --           74
                                      --------      ----     --------    --------    --------      ----      ------     --------
                                      $     --      $ --     $     --    $     --    $  5,540      $ --      $   61     $  5,479
                                      --------      ----     --------    --------    --------      ----      ------     --------
                                      $147,946      $456     $    853    $147,549    $138,689      $120      $2,424     $136,385
                                      ========      ====     ========    ========    ========      ====      ======     ========

    The following is a reconciliation of the Company's investments to the balance sheet classifications at December 31:

IN THOUSANDS                                                2000       1999
------------                                              --------   --------
Cash equivalents........................................  $ 39,214   $ 34,340
Short-term investments..................................   108,335     96,566
Restricted investments..................................        --      5,479
                                                          --------   --------
Investments, at estimated fair value....................  $147,549   $136,385
                                                          ========   ========

    Gross realized gains and losses were not material for the years ended December 31, 2000, 1999 and 1998.

    The amortized cost and estimated fair value of the Company's investments at December 31, 2000, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because the issuers of the securities may have the right to prepay obligations without prepayment penalties.

                                                          AMORTIZED     FAIR
IN THOUSANDS                                                COST       VALUE
------------                                              ---------   --------
Due in one year or less.................................  $ 83,139    $ 83,018
Due after one year through five years...................    64,807      64,531
                                                          --------    --------
                                                          $147,946    $147,549
                                                          ========    ========

5.  BALANCE SHEET DETAILS

                                                                 DECEMBER 31,
                                                              -------------------
IN THOUSANDS                                                    2000       1999
------------                                                  --------   --------
Inventories:
  Raw materials.............................................  $14,309    $12,589
  Work-in-process...........................................   11,088     13,484
  Finished products.........................................    4,865      2,902
                                                              -------    -------
    Total...................................................  $30,262    $28,975
                                                              =======    =======
Equipment and leasehold improvements, net:
  Machinery and equipment...................................  $34,682    $27,703
  Leasehold improvements....................................    5,651      3,903
  Office equipment and furniture............................   19,446     19,548
                                                              -------    -------
                                                              $59,779    $51,154
  Accumulated depreciation and amortization.................  (30,946)   (30,668)
                                                              -------    -------
    Total...................................................  $28,833    $20,486
                                                              =======    =======
Accrued expenses:
  Salaries and benefits.....................................  $ 4,551    $ 3,369
  Warranty reserves.........................................    3,776      3,997
  Reserve for losses on purchase order commitments..........    3,203      2,423
  Provision for sales return and allowances.................       --      1,471
  Other.....................................................    2,913      2,345
                                                              -------    -------
    Total...................................................  $14,443    $13,605
                                                              =======    =======

6.  STOCK BASED COMPENSATION

1993 STOCK OPTION PLAN

    Under the Company's 1993 Stock Option Plan, as amended, qualified employees, nonemployee Board members and consultants may receive options to purchase shares of Common Stock at 85% to 100% of fair value at certain specified dates. These options generally vest in equal monthly installments over a period of approximately four years, with a minimum vesting period of twelve months from grant date, and generally expire ten years from date of grant. The plan will terminate on the earlier of January 6, 2003, or the date on which all shares available for issuance under the Plan have been issued. The plan included a provision to automatically increase the shares reserved for issuance by an amount equal to 1.4% of the total number of shares of Common Stock outstanding on the last trading day of the immediately preceding fiscal year. This provision expired in 2000. Under the plan, approximately 603,000 options, 511,000 options and 676,000 options were available for issuance at December 31, 2000, 1999 and 1998, respectively.

1998 SUPPLEMENTAL STOCK OPTION/STOCK ISSUANCE PLAN

    Under the Company's 1998 Supplemental Stock Option/Stock Issuance Plan, as amended, qualified employees may receive options to purchase shares of Common Stock at 100% or above of fair value at certain specified dates. These options generally vest in equal monthly installments over a period determined by the Company's Plan Administrator, and generally expire ten years from date of grant. The plan will terminate on the earlier of October 19, 2008, or the date on which all shares available for issuance under the Plan have been issued. Under the plan, approximately 354,000 options, 469,000 options and 57,000 options were available for issuance at December 31, 2000, 1999 and 1998, respectively.

    A summary of the Company's stock option activity, and related information follows:

                                      2000                           1999                           1998
                          ----------------------------   ----------------------------   ----------------------------
                                      WEIGHTED-AVERAGE               WEIGHTED-AVERAGE               WEIGHTED-AVERAGE
                           OPTIONS     EXERCISE PRICE     OPTIONS     EXERCISE PRICE     OPTIONS     EXERCISE PRICE
                          ---------   ----------------   ---------   ----------------   ---------   ----------------
Outstanding at
  January 1.............  3,427,520        $16.11        3,168,965        $16.20        2,560,252        $14.94
Granted.................  1,522,500        $13.98          871,800        $13.67        1,132,250        $19.04
Exercised...............   (286,120)       $ 9.88         (189,273)       $ 1.17         (232,642)       $ 9.01
Forfeited...............   (800,081)       $18.53         (423,972)       $18.50         (290,895)       $21.84
                          ---------        ------        ---------        ------        ---------        ------
Outstanding at
  December 31...........  3,863,819        $15.23        3,427,520        $16.11        3,168,965        $16.20

    At December 31, 2000, options outstanding were as follows:

                                      OPTIONS OUTSTANDING                     OPTIONS EXERCISABLE
                        -----------------------------------------------   ----------------------------
                                       WEIGHTED-
                                        AVERAGE
                                       REMAINING
  RANGE OF EXERCISE                 CONTRACTUAL LIFE   WEIGHTED-AVERAGE               WEIGHTED-AVERAGE
       PRICES            OPTIONS        (YEARS)         EXERCISE PRICE     OPTIONS     EXERCISE PRICE
---------------------   ---------   ----------------   ----------------   ---------   ----------------
$ 0.0500-$11.9999         795,185         6.82              $ 7.86          292,685        $ 0.96
$12.0000-$14.8999       1,257,183         8.59              $13.94          312,504        $13.03
$14.9000-$17.4999         363,776         7.93              $16.07          170,908        $16.74
$17.5000-$19.9999       1,167,305         7.13              $18.03          754,477        $17.97
$20.0000-$33.6250         280,370         5.65              $29.12          249,686        $29.65
                        ---------         ----              ------        ---------        ------
$ 0.0500-$33.6250       3,863,819         7.51              $15.23        1,780,260        $15.83

EMPLOYEE STOCK PURCHASE PLAN

    Under the provisions of the Company's Employee Stock Purchase Plan, virtually all employees may purchase Common Stock through payroll deductions at 85% of the lower of the fair market value of the Common Stock on the first or last day of the offering period. The offering periods are twelve months, with one annual purchase date. In February 2001, the Company commenced a plan, which allows twenty-four month offering periods with semi-annual purchase dates. Under the Plan, approximately 503,000 shares and 584,000 shares of Common Stock were reserved and available for issuance at December 31, 2000 and 1999, respectively.

ACCOUNTING FOR STOCK-BASED COMPENSATION

    The Company uses the intrinsic value method in accounting for employee stock-based compensation because, as discussed below, the fair value accounting method requires use of option valuation models that were not developed for use in valuing employee stock options. Under the intrinsic value method no compensation expense is recognized because the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of grant.

    Pro forma information regarding net income and net income per share is required as if the Company had accounted for its employee stock options (including purchase rights issued under the Employee Stock Purchase Plan) granted subsequent to December 31, 1994 under the fair value method. The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options. The fair value for these options was estimated at the date of grant using a Black-Scholes option-pricing model with the following weighted-average assumptions:

                                                                2000       1999       1998
                                                              --------   --------   --------
Expected life (in years): stock options.....................     3.5        3.5        3.5
Expected life (in years): Employee Stock Purchase Plan......     1.0        1.0        1.0
Risk-free interest rate.....................................    5.2%       6.3%       4.6%
Volatility factor...........................................    0.57       0.54       0.56
Dividend yield..............................................      0%         0%         0%

    The weighted-average expected life of stock options is computed assuming a multiple-point approach with annual vesting periods. The weighted-average fair value per share of stock options granted during 2000, 1999 and 1998 were $6.18, $5.83, and $8.36, respectively.

    The weighted average fair value of purchase rights granted under the Company's Employee Stock Purchase Plan during 2000, 1999 and 1998 were $7.34, $6.23, and $7.64, respectively.

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

IN THOUSANDS, EXCEPT PER SHARE AMOUNTS                          2000       1999       1998
--------------------------------------                        --------   --------   --------
Net loss as reported........................................  $ (9,157)  $ (4,168)  $(57,944)
Pro forma net loss..........................................  $(14,117)  $(10,226)  $(62,174)
Net loss per share--basic, as reported......................  $  (0.43)  $  (0.20)  $  (2.76)
Pro forma net loss per share--basic.........................  $  (0.68)  $  (0.49)  $  (3.03)
Net loss per share--diluted, as reported....................  $  (0.43)  $  (0.20)  $  (2.76)
Pro forma net loss per share--diluted.......................  $  (0.68)  $  (0.49)  $  (3.03)

7.  STOCKHOLDERS' EQUITY

TREASURY STOCK

    In April 2000, the Company's Board of Directors authorized the purchase of up to 2,000,000 shares of the Company's Common Stock at prevailing market prices. To date, the Company has purchased 475,000 shares of Common Stock at a cost of $6,867,000.

SHAREHOLDER RIGHTS PLAN

    The Company's Shareholder Rights Plan provides that Preferred Share Purchase Rights ("Rights") are attached at the rate of one Right on each outstanding share of the Company's Common Stock held by stockholders. These rights expire on February 9, 2007.

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

    The Rights are redeemable, in whole but not in part, at the option of the Board of Directors at $.01 per Right, at any time within 10 days of the date they become exercisable and in certain other circumstances and will not become exercisable in certain instances where the Company's Board of Directors approves a transaction. The Rights will not prevent a takeover of the Company, but should encourage anyone seeking to acquire the Company to negotiate with the Company's Board of Directors.

    Shares reserved for issuance under the Plan were 350,000 at December 31, 2000.

8.  EMPLOYEE BENEFIT PLANS

EMPLOYEE BONUS PLANS

    The Company currently sponsors a profit sharing plan and an executive incentive bonus plan that distribute employee awards based on the achievement of predetermined operating income targets. The Company has not recognized expense under these various employee bonus plans for 2000, 1999 and 1998.

EMPLOYEE SAVINGS AND RETIREMENT PLAN

    The Company currently sponsors a 401(k) employee salary deferral plan that allows voluntary contributions by all full-time employees of from 1% to 20% of their pretax earnings. Prior to 2000, Company contributions were made only if certain predetermined operating income targets were achieved. In 2000, the Company's Board of Directors elected to provide Company matching of employee contributions up to a maximum of $2,000 per employee. The Board of Directors has made a similar election for 2001. In conjunction with this benefit plan, the Company recognized $643,000, $0, and $0 of expense for 2000, 1999 and 1998, respectively.

9. INCOME TAXES

    The domestic and foreign components of income (loss) before income taxes and cumulative adjustments are as follows:

                                                     YEARS ENDED DECEMBER 31,
                                                  ------------------------------
IN THOUSANDS                                        2000       1999       1998
------------                                      --------   --------   --------
Domestic........................................  $10,834    $(5,694)   $(65,582)
Foreign.........................................    1,325      1,526       1,456
                                                  -------    -------    --------
Income (loss) before income taxes...............  $12,159    $(4,168)   $(64,126)
                                                  =======    =======    ========

    Income taxes included the following:

                                                           YEARS ENDED DECEMBER 31,
                                                        -------------------------------
IN THOUSANDS                                              2000       1999        1998
------------                                            --------   ---------   --------
Federal:
  Current.............................................   $1,035    $     --    $(9,847)
  Deferred............................................     (859)         --      2,634
                                                         ------    ---------   -------
                                                            176          --     (7,213)
State:
  Current.............................................       80          --         --
  Deferred............................................       --          --        263
                                                         ------    ---------   -------
                                                             80          --        263
Foreign:
  Current.............................................    2,177          --        768
  Deferred............................................       --          --         --
                                                         ------    ---------   -------
                                                          2,177          --        768
                                                         ------    ---------   -------
Total income tax provision (benefit)..................   $2,433    $     --    $(6,182)
                                                         ======    =========   =======

    The tax benefit associated with stock options and employee stock purchase plan transactions increased tax refunds receivable by $309,000 for 1998. Such benefits are credited to stockholders' equity when realized.

    The difference between the provision (benefit) for income taxes and the amount computed by applying the U.S. federal statutory rate (35 percent) to income before income taxes is explained below:

                                                      YEARS ENDED DECEMBER 31,
                                                   ------------------------------
IN THOUSANDS                                         2000       1999       1998
------------                                       --------   --------   --------
Tax computed at statutory rate...................   $4,256    $(1,417)   $(22,444)
State income taxes, net of federal benefit.......       52         --         171
Foreign taxes....................................    1,713         --         258
Non-taxable income...............................   (6,609)
Tax exempt income................................       --         --      (1,142)
Credits for research and development.............       --         --      (1,304)
Losses not benefited.............................    2,353      1,320      19,775
Other, net.......................................      668         97      (1,496)
                                                    ------    -------    --------
Income tax provision (benefit)...................   $2,433    $    --    $ (6,182)
                                                    ======    =======    ========

    Significant components of deferred income tax assets and liabilities are as follows:

IN THOUSANDS                                                  2000       1999
------------                                                --------   --------
Deferred tax assets:
  Net operating loss carryforwards........................  $   657    $ 7,848
  Inventory valuation.....................................    6,881     12,676
  Bad debt reserve........................................      123      1,414
  Fixed assets............................................    1,502      1,539
  Tax credit carryforwards................................    3,633      2,196
  Warranty reserves.......................................    1,298      1,109
  Deferred license income.................................    9,114         --
  Deferred product and services income....................    1,675         --
  Other...................................................    1,803      4,573
                                                            -------    -------
Total deferred tax assets.................................   26,686     31,355
Valuation allowance.......................................  (25,827)   (22,666)
                                                            -------    -------
Net deferred tax assets...................................  $   859    $ 8,689
                                                            =======    =======
Deferred tax liabilities:
  Lease revenue...........................................  $    --    $(1,698)
  Deferred income.........................................       --     (1,372)
  Inventory basis difference..............................       --     (4,778)
  Other...................................................       --       (841)
                                                            -------    -------
Total deferred tax liabilities............................  $    --    $(8,689)
                                                            =======    =======
Net deferred tax assets...................................  $   859    $    --
                                                            =======    =======

    Based upon the weight of available evidence, which includes the Company's historical operating performance and carryback potential, the Company has determined that a valuation allowance continues to be necessary.

    The net valuation allowance increased by $3,161,000 and $3,103,000 during the years ended December 31, 2000 and 1999, respectively. Approximately $700,000 of the valuation allowance as of December 31, 2000 is attributable to stock options, the benefit of which will be credited to paid-in capital when realized.

    As of December 31, 2000, the Company had net operating loss carryforwards for federal and state tax purposes of $1,378,000 and $3,039,000, respectively. The Company also had federal research and development tax credit carryforwards of approximately $1,700,000. The federal and state net operating loss carryforwards will expire at various dates beginning in year 2002 through 2019, if not utilized. The tax credit carryforwards will expire at various dates beginning in 2009 through 2019, if not utilized.

10.  COMMITMENTS AND CONTINGENCIES

    The Company leases its facilities, and certain equipment under operating leases expiring through December 2015. Under certain of its leasing arrangements, the Company is subject to letter of credit requirements; escalation charges and also retains certain renewal options. As of December 31, 2000, the minimum annual rental commitments are as follows:

2001...................................................  $ 4,977,000
2002...................................................    4,383,000
2003...................................................    3,795,000
2004...................................................    3,784,000
2005...................................................    2,369,000
Thereafter.............................................    9,689,000
                                                         -----------
                                                         $28,997,000

    Rent expense was approximately $5,964,000, $5,037,000 and $5,147,000 for the years ended December 31, 2000, 1999 and 1998, respectively.

    The Company is not a party to any material litigation. From time to time, however, the Company may be subject to claims and lawsuits arising in the normal course of business.

11.  ACQUISITION

    On June 11, 1998, the Company completed the acquisition of substantially all of the assets and the assumption of certain liabilities of Integrated
Solutions, Inc. (ISI), a privately held manufacturer of i-line and deep ultra-violet reduction lithography systems. The Company accounted for this acquisition based on the purchase method of accounting and allocated the purchase price based on fair values of assets acquired as of the acquisition date. As a result of this acquisition, the Company recognized a charge for acquired in-process research and development expense of $5.1 million. The final purchase price consisted of net cash consideration of approximately
$19.2 million, $2.6 million for transaction costs and $8.9 million for assumed liabilities. Based on the final purchase price allocation, the excess cost over fair value of net assets was $9.1 million, to be amortized on a straight-line basis over a period of three to seven years. As of December 31, 2000, the accumulated amortization related to the excess cost over fair value of this acquisition was $4,007,000. The results of the acquired operations are included from the date of acquisition.

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

12.  PRO FORMA PRESENTATION

    The Company previously recognized revenue from the sales of its products generally upon shipment, which usually preceded installation and final customer acceptance, provided that final customer acceptance and collection of the related receivable were probable. Effective January 1, 2000, the Company changed its method of accounting for product sales to recognize such revenues when the contractual obligation for installation has been satisfied, or when installation is substantially complete, and customer acceptance provisions have lapsed, provided collections of the related receivable are probable. In conjunction with this change in accounting method, the Company recognized a charge in the first fiscal quarter of 2000 of $18,883,000, or $0.89 per share (diluted) representing the cumulative effect on prior years of the application of SAB 101 "Revenue Recognition in Financial Statements."

    During 2000, the Company substantially changed its operations to implement SAB 101. Accordingly, the Company believes that the following pro forma presentation is not necessarily indicative of the operating results that would have been achieved in 1999 and 1998 under present revenue recognition processes.

    The following table reflects pro forma presentations of the Company's results of operations based on the Company's current method of revenue recognition:

                                                              YEAR ENDED
                                                             DECEMBER 31,
                                                          -------------------
(IN THOUSANDS)                                              1999       1998
--------------                                            --------   --------
Net sales as reported...................................  $113,123   $ 81,457
Net loss after tax as reported..........................  $ (4,168)  $(57,944)
Net Loss after tax, including pro forma adjustment for
  the retroactive application of SAB 101 "Revenue
  Recognition in Financial Statements"..................  $ (9,998)  $(38,387)
Net loss per share -- basic.............................  $  (0.20)  $  (2.76)
Pro forma net loss per share -- basic...................  $  (0.47)  $  (1.83)
Net loss per share -- diluted...........................  $  (0.20)  $  (2.76)
Pro forma net loss per share -- diluted.................  $  (0.47)  $  (1.83)

               REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

To The Board Of Directors and Stockholders Of Ultratech Stepper, Inc.

We have audited the accompanying consolidated balance sheets of Ultratech Stepper, Inc. as of December 31, 2000 and 1999, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2000. Our audits also included the financial statement schedule listed in the index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Ultratech Stepper, Inc. at December 31, 2000 and 1999, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

                                                           /s/ ERNST & YOUNG LLP

San Jose, California
January 19, 2001

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    Not applicable.

                                    PART III

    Certain information required by Part III is omitted from this Report in that the Registrant will file a definitive proxy statement within 120 days after the end of its fiscal year pursuant to Regulation 14A for its 2001 Annual Meeting of Stockholders to be held June 7, 2001 and the information included therein is incorporated herein by reference as set forth below.

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    The information concerning the Company's directors required by this Item is incorporated by reference from the Item captioned "Election of Directors" in the Company's Proxy Statement for the 2001 Annual Meeting of Stockholders (the "Proxy Statement"). The information required by this Item relating to the Company's executive officers is included under the caption "Executive Officers of the Registrant" in Part I of this Annual Report on Form 10-K.

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

        (2)  Financial Statement Schedules

        The following consolidated financial statement schedule is included herein:

                                                                     Page Number

        Schedule II Valuation and Qualifying Accounts                        S-1

        Schedules other than those listed above have been omitted since they are either not required, are not applicable, or the required information is shown in the financial statements or related notes.

        (3)  Exhibits

        The following exhibits are referenced or included in this report:

EXHIBIT                               DESCRIPTION
-------       ------------------------------------------------------------
2.1(1)        Asset Purchase Agreement, dated March 8, 1993, among
              Registrant, General Signal Corporation and General Signal
              Technology Corporation.
3.1(1)        Amended and Restated Certificate of Incorporation of the
              Registrant, filed October 6, 1993.
3.1.1(7)      Certificate of Amendment of the Amended and Restated
              Certificate of Incorporation of the Registrant, filed
              June 17, 1998.
3.2(3)        Bylaws of Registrant, as amended.
3.2.1(15)     Amendment to Bylaws of Registrant as amended.
3.3(3)        Certificate of Amendment of the Amended and Restated
              Certificate of Incorporation of the Company dated May 17,
              1995.
4.5(1)        Specimen Common Stock Certificate of Registrant.
4.6(4)        Shareholder Rights Agreement between Registrant and the
              First National Bank of Boston dated February 11, 1997.
4.6.1(5)      Shareholder Rights Agreement between Registrant and the
              First National Bank of Boston, filed on February 11, 1997, as amended on March 18, 1998.
4.6.2(9)      Second Amendment to Shareholder Rights Agreement dated
              February 11, 1997 between Registrant and BankBoston, N.A.
              (formerly known as the First National Bank of Boston) as of
              October 12, 1998, and Certification of Compliance with
              Section 27 thereof.
10.3.2(13)    1993 Stock Option/Stock Issuance Plan (Amended and Restated
              as of January 3, 2000).
10.4(1)       Form of Indemnification Agreement entered into between the
              Registrant and each of its officers and directors.
10.5(1)       Standard Industrial Lease--Single Tenant, Full Net between
              The Equitable Life Assurance Society of the United States,
              as Landlord, and Registrant, as Tenant, dated August 27,
              1993.
10.6(2)       Executive Incentive Plan.
10.7(2)       Profit Sharing Plan.
10.11(12)     1995 Employee Stock Purchase Plan (Amended and Restated as
              of March 16, 1999).
10.11.1       1995 Employee Stock Purchase Plan (Amended and Restated as
              of October 17, 2000).

EXHIBIT                               DESCRIPTION
-------       ------------------------------------------------------------
10.12.1(14)   1998 Supplemental Stock Option/Stock Issuance Plan filed on
              August 17, 2000 (Amended and Restated effective June 29,
              2000).
10.15(11)     Employment agreement between Registrant and Mr. Bruce R.
              Wright, Senior Vice President, Finance and Chief Financial
              Officer.
11.1(6)       Asset Purchase Agreement, dated May 19, 1998, by and among the Registrant, Ultratech Stepper East, Inc. (formerly known as Ultratech Acquisition Sub, Inc., formerly known as
              Ultratech Capital, Inc., formerly known as Ultratech Stepper
              Capital, Inc.), Integrated Solutions, Inc., and Integrated
              Acquisition Corp.
11.1.1(8)     Amendment to the Asset Purchase Agreement, dated May 19,
              1998, by and among the Registrant, Ultratech Stepper
              East, Inc. (formerly known as Ultratech Acquisition
              Sub, Inc., formerly known as Ultratech Capital, Inc.,
              formerly known as Ultratech Stepper Capital, Inc.),
              Integrated Solutions, Inc., and Integrated Acquisition Corp.
11.2(10)      Sublease between Lam Research Corporation, as Sublessor, and
              Registrant, as Sublessee dated September 16, 1998, regarding the leased building premises known as 16 Jonspin Road,
              Wilmington, Massachusetts.
11.3          Lease Agreement between Montague LLC, As Landlord, and
              Registrant, As Tenant dated November 22, 1999.
11.4          Lease Agreement between Judith Ann Spinelli, as lessor, and
              Registrant, as lessee dated December 28th, 1999, regarding the leased building premises known as 16 Jonspin Road,
              Wilmington, Massachusetts.
21            Subsidiaries of Registrant.
23            Consent of Ernst & Young LLP, Independent Auditors.
24            Power of Attorney (contained in Signature page hereto).

------------------------

(1) Previously filed with the Company's Registration Statement on Form S-1 declared effective with the Securities and Exchange Commission on September 28, 1993. File No. 33-66522.

(2) Previously filed with the Company's 1993 Annual Report on Form 10-K (Commission File No. 0-22248).

(3) Previously filed with the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1996 (Commission File No. 0-22248).

(4) Previously filed with the Company's Current Report on Form 8-K, dated February 26, 1997.

(5) Previously filed with the Company's 1997 Annual Report on Form 10-K (Commission File No. 0-22248).

(6) Previously filed with the Company's Current Report on Form 8-K, dated June 11, 1998.

(7) Previously filed with the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998 (Commission File No. 0-22248).

(8) Previously filed with the Company's Current Report on Form 8-K/A, dated August 25, 1998.

(9) Previously filed with the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1998 (Commission File No. 0-22248).

(10) Previously filed with the Company's 1998 Annual Report on Form 10-K (Commission File No. 0-22248).

(11) Previously filed with the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1999 (Commission File No. 0-22248).

(12) Previously filed with the Company's Current Report on Form S-8, dated August 13, 1999.

(13) Previously filed with the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2000 (Commission File No. 0-22248).

(14) Previously filed with the Company's Current Report on Form S-8, dated August 17, 2000.

(15) Previously filed with the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2000 (Commission File No. 0-22248).

    (b)  Reports on Form 8-K.

        No reports on Form 8-K were filed during the quarter ended December 31, 2000.

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

                          ULTRATECH STEPPER, INC.

                          By:         /s/ ARTHUR W. ZAFIROPOULO          Date:  March 20, 2001
                               ---------------------------------------
                                        Arthur W. Zafiropoulo
                                      CHAIRMAN OF THE BOARD AND
                                       CHIEF EXECUTIVE OFFICER

    The undersigned directors and officers of Ultratech Stepper, Inc. (the "Company"), a Delaware corporation, hereby constitute and appoint Arthur W. Zafiropoulo and Bruce R. Wright, and each of them with full power to act without the other, the undersigned's true and lawful attorney-in-fact, with full power of substitution and resubstitution, for the undersigned and in the undersigned's name, place and stead in the undersigned's capacity as an officer and/or director of the Company, to execute in the name and on behalf of the undersigned this Report and to file such Report, with exhibits thereto and other documents in connection therewith and any and all amendments thereto, with the Securities and Exchange Commission, granting unto said attorneys-in-fact, and each of them, full power and authority to do and perform each and every act and thing necessary or desirable to be done and to take any other action of any type whatsoever in connection with the foregoing which, in the opinion of such attorney-in-fact, may be of benefit to, in the best interest of, or legally required of, the undersigned, it being understood that the documents executed by such attorney-in-fact on behalf of the undersigned pursuant to this Power of Attorney shall be in such form and shall contain such terms and conditions as such attorney-in-fact may approve in such attorney-in-fact's discretion.

    Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below (and the above Powers of Attorney granted) by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

                SIGNATURES                                   TITLE                         DATE
                ----------                                   -----                         ----
        /s/ ARTHUR W. ZAFIROPOULO           Chairman of the Board of Directors and
    ---------------------------------         Chief Executive Officer (Principal      March 20, 2001
          Arthur W. Zafiropoulo               Executive Officer)

                                            Senior Vice President, Finance, Chief
           /s/ BRUCE R. WRIGHT                Financial Officer and Secretary
    ---------------------------------         (Principal Financial and Accounting     March 20, 2001
             Bruce R. Wright                  Officer)

             /s/ KENNETH LEVY
    ---------------------------------       Director                                  March 20, 2001
               Kenneth Levy

                SIGNATURES                                   TITLE                         DATE
                ----------                                   -----                         ----
           /s/ GREGORY HARRISON
    ---------------------------------       Director                                  March 20, 2001
             Gregory Harrison

             /s/ RICK TIMMINS
    ---------------------------------       Director                                  March 20, 2001
               Rick Timmins

           /s/ THOMAS D. GEORGE
    ---------------------------------       Director                                  March 20, 2001
             Thomas D. George

            /s/ JOEL GEMUNDER
    ---------------------------------       Director                                  March 20, 2001
              Joel Gemunder

          /s/ NICHOLAS KONIDARIS
    ---------------------------------       Director                                  March 20, 2001
            Nicholas Konidaris

         /s/ VINCENT F. SOLLITTO
    ---------------------------------       Director                                  March 20, 2001
           Vincent F. Sollitto

                                                                     SCHEDULE II

                            ULTRATECH STEPPER, INC.
                       VALUATION AND QUALIFYING ACCOUNTS
                                 (IN THOUSANDS)

                                     BALANCE AT    CHARGED TO   CHARGED TO
                                    BEGINNING OF   COSTS AND      OTHER                       BALANCE AT END
           DESCRIPTION                 PERIOD       EXPENSES     ACCOUNTS    DEDUCTIONS (1)     OF PERIOD
           -----------              ------------   ----------   ----------   --------------   --------------
Allowance for doubtful accounts

  Year ended December 31, 1998
    Trade accounts receivable.....     $2,258        $1,907       $   153       $(2,122)          $2,196
    Leases receivable.............         --         6,444            --            --            6,444
                                       ------        ------       -------       -------           ------
                                       $2,258        $8,351       $   153       $(2,122)          $8,640
                                       ======        ======       =======       =======           ======
  Year ended December 31, 1999
    Trade accounts receivable.....     $2,196        $    6       $    --       $  (156)          $2,046
    Leases receivable.............      6,444           506           529        (3,186)           4,293
                                       ------        ------       -------       -------           ------
                                       $8,640        $  512       $   529       $(3,342)          $6,339
                                       ======        ======       =======       =======           ======
Year ended December 31, 2000
    Trade accounts receivable.....     $2,046        $ (446)      $(1,207)      $   (66)          $  327
    Leases receivable.............      4,293           237           673        (5,203)              --
                                       ------        ------       -------       -------           ------
                                       $6,339        $ (209)      $  (534)      $(5,269)          $  327
                                       ======        ======       =======       =======           ======

------------------------

(1) Deductions represent write-offs against reserve account balances.