Form 10-Q
period 2001-03-31
ULTRATECH STEPPER INC
filed 2001-05-15
CIK 909791

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)

/x/	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended   March 31, 2001

/ /	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to

Commission File Number 0-22248

ULTRATECH STEPPER, INC.
(Exact name of registrant as specified in its charter)

DELAWARE	94-3169580
(State or other jurisdiction of incorporation or organization)	(I.R.S. employer identification number)

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

    Indicate the number of shares of the issuer's class of common stock, as of the latest practical date:

Class	Outstanding as of May 9, 2001
common stock, $.001 par value	22,114,386

ULTRATECH STEPPER, INC.

INDEX

PART 1. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

ULTRATECH STEPPER, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)	Mar. 31, 2001	Dec. 31, 2000*
	(Unaudited)
ASSETS
Current assets:
Cash, cash equivalents and short-term investments	$171,058	$163,681
Accounts receivable, net	17,048	23,942
Inventories	36,098	30,262
Prepaid expenses and other current assets	4,059	3,129

Total current assets	228,263	221,014
Equipment and leasehold improvements, net	29,226	28,833
Demonstration inventories, net	6,869	6,542
Intangible assets, net	6,384	6,880
Other assets	1,319	800

Total assets	$272,061	$264,069

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Notes payable	$404	$1,152
Accounts payable	10,664	12,228
Deferred product and service income	4,031	6,728
Deferred license income	19,391	22,369
Other current liabilities	25,992	27,103

Total current liabilities	60,482	69,580
Other liabilities	215	232
Stockholders' equity:
Common stock	22	22
Additional paid-in capital	189,683	179,530
Accumulated other comprehensive gain (loss), net	1,011	(299)
Treasury stock	(6,867)	(6,867)
Retained earnings	27,515	21,871

Total stockholders' equity	211,364	194,257

Total liabilities and stockholders' equity	$272,061	$264,069

*The Balance Sheet as of December 31, 2000 has been derived from the audited financial statements at that date.

See accompanying notes to condensed consolidated financial statements

ULTRATECH STEPPER, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended
(In thousands, except per share amounts)	Mar. 31, 2001	Mar. 31, 2000
Net sales:
Products	$36,689	$25,727
Services	4,498	4,173
Licenses	2,978	—

Total net sales	44,165	29,900
Cost of sales:
Cost of products sold	19,588	17,213
Cost of services	3,404	3,274

Total cost of sales	22,992	20,487

Gross profit	21,173	9,413
Operating expenses:
Research, development, and engineering	7,391	7,076
Amortization of goodwill	496	519
Selling, general, and administrative	9,140	6,553

Operating income (loss)	4,146	(4,735)
Interest expense	(60)	(71)
Interest and other income, net	2,186	1,783

Income (loss) before tax and cumulative effect of a change in accounting principle	6,272	(3,023)
Income taxes	628	—

Income (loss) before cumulative effect of a change in accounting principle	5,644	(3,023)
Cumulative effect on prior years of the application of SAB 101 "Revenue Recognition in Financial Statements"	—	(18,883)

Net income (loss)	$5,644	$(21,906)

Earnings per share—basic:
Income (loss) before cumulative effect of a change in accounting principle	$0.26	$(0.14)
Cumulative effect on prior years of the application of SAB 101 "Revenue Recognition in Financial Statements"	—	$(0.88)
Net income (loss)	$0.26	$(1.02)
Number of shares used in per share computations—basic	21,715	21,442
Earnings per share—diluted:
Income (loss) before cumulative effect of a change in accounting principle	$0.25	$(0.14)
Cumulative effect on prior years of the application of SAB 101 "Revenue Recognition in Financial Statements"	—	$(0.88)
Net income (loss)	$0.25	$(1.02)
Number of shares used in per share computations—diluted	22,961	21,442

See accompanying notes to condensed consolidated financial statements

ULTRATECH STEPPER, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended
(In thousands)	Mar. 31, 2001	Mar. 31, 2000
Cash flows from operating activities:
Net income (loss)	$5,644	$(21,906)
Change in accounting principle—SAB 101 "Revenue Recognition in Financial Statements"	—	18,883
Charges to income not affecting cash	2,608	3,205
Net effect of changes in operating assets and liabilities	(9,195)	(8,820)

Net cash used in operating activities	(943)	(8,638)
Cash flows from investing activities:
Capital expenditures	(2,358)	(2,686)
Segregation of (net reduction in) available-for-sale securities	(3,578)	3,578
Segregation of restricted long-term investments	—	(87)

Net cash provided by (used in) investing activities	(5,936)	805
Cash flows from financing activities:
Net proceeds (repayment) from issuance of notes payable	(748)	647
Net proceeds from issuance of common stock pursuant to employee stock plans	10,153	51

Net cash provided by financing activities	9,405	698
Net effect of exchange rate changes on cash	(239)	—
Net increase (decrease) in cash and cash equivalents	2,287	(7,135)
Cash and cash equivalents at beginning of period	55,346	46,978

Cash and cash equivalents at end of period	$57,633	$39,843

See accompanying notes to condensed consolidated financial statements

Ultratech Stepper, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
March 31, 2001

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

    COMPANY AND INDUSTRY INFORMATION—The Company operates in one business segment, which is the manufacture and distribution of photolithography equipment to manufacturers of integrated circuits, thin film heads and micromachined components.

    USE OF ESTIMATES—The preparation of the accompanying unaudited condensed consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

    REVENUE RECOGNITION—Sales of the Company's products are recorded after the contractual obligation for installation has been satisfied and customer acceptance provisions have lapsed, provided collections of the related accounts receivable are probable. The Company also sells service contracts for which revenue is recognized ratably over the contract period.

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

    FISCAL PERIODS: The Company's first fiscal quarter in 2001 and 2000 ended on March 31, 2001 and April 1, 2000, respectively. For convenience of presentation, the Company's financial statements have been shown as having ended on March 31, 2001 and March 31, 2000.

    Operating results for the three month period ended March 31, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001, or any future period.

(2) Inventories

    Inventories consist of the following:

(In thousands)	Mar. 31, 2001	Dec. 31, 2000
	(Unaudited)
Raw materials	$14,806	$14,309
Work-in-process	14,539	11,088
Finished products	6,753	4,865

	$36,098	$30,262

(3) Other Current Liabilities

    Other current liabilities consist of the following:

(In thousands)	Mar. 31, 2001	Dec. 31, 2000
	(Unaudited)
Salaries and benefits	$5,598	$4,551
Warranty reserves	3,309	3,776
Advance billings	7,023	7,470
Income taxes payable	4,796	5,190
Reserve for losses on purchase order commitments	2,530	3,203
Other	2,736	2,913

	$25,992	$27,103

(4) Computation of Net Income (Loss) per Share

    The following sets forth the computation of basic and diluted net income (loss) per share:

	Three Months Ended
(Unaudited, in thousands, except per share amounts)	Mar. 31, 2001	Mar. 31, 2000
Numerator:
Income (loss) before cumulative effect of a change in accounting principle	$5,644	$(3,023)
Cumulative effect on prior years of the application of SAB 101 "Revenue Recognition in Financial Statements"	—	(18,883)

Net income (loss)	$5,644	$(21,906)

Denominator:
Denominator for basic net income (loss) per share	21,715	21,442
Effect of dilutive employee stock options	1,246	—

Denominator for diluted net income (loss) per share	22,961	21,442

Earnings per share—basic:
Income (loss) before cummulative effect of a change in accounting principle	$0.26	$(0.14)

Cumulative effect on prior years of the application of SAB 101 "Revenue Recognition in Financial Statements"	—	$(0.88)

Net income (loss)	$0.26	$(1.02)

Earnings per share—diluted:
Income (loss) before cummulative effect of a change in accounting principle	$0.25	$(0.14)

Cumulative effect on prior years of the application of SAB 101 "Revenue Recognition in Financial Statements"	—	$(0.88)

Net income (loss)	$0.25	$(1.02)

    For the quarter ended March 31, 2001, options to purchase 220,000 shares of Common Stock at an average exercise price of $31.73 were excluded from the computation of diluted net income (loss) per share as the effect would have been anti-dilutive. This compares to the exclusion of 3,251,000 options at an average exercise price of $16.26 for the quarter ended March 31, 2000. Options are anti-dilutive when the Company has a net loss or when the exercise price of the stock option is greater than the average market price of the Company's Common Stock.

(5) Comprehensive Income (Loss)

    The components of comprehensive income (loss) are as follows:

	Three Months Ended
(Unaudited, in thousands)	Mar. 31, 2001	Mar. 31, 2000
Net income (loss)	$5,644	$(21,906)
Accumulated other comprehensive income (loss):
Unrealized holding gain (loss) on available-for-sale securities	1,549	(231)
Unrealized holding loss on foreign exchange forward contracts	(239)	—
Tax effect	—	—

Comprehensive income (loss)	$6,954	$(22,137)

    Accumulated other comprehensive income (loss) presented in the accompanying condensed consolidated balance sheets consists entirely of accumulated unrealized holding gain (loss) on available-for-sale securities and effect of exchange rate changes on foreign exchange forward contracts, as a result of adopting FAS 133 (also see footnote 6—accounting for derivative instruments and hedging activities). The unrealized holding gain (loss) on available-for-sale securities is not currently adjusted for income taxes as a result of the Company's operating losses.

    The components of accumulated derivative loss as a result of adopting FAS 133 are as follows:

Three months ended
(Unaudited, in thousands)	Mar. 31, 2001
Cumulative adjustment—unrealized gain, net, on adoption of FAS 133 as of January 1, 2001	$319
Gains reclassified into "interest and other income, net" from other comprehensive income, net	(1,029)
Change in fair value of derivatives, net	471

Accumulated derivative loss included in other comprehensive income, net, as of March 31, 2001	$(239)

(6) Accounting for Derivative Instruments and Hedging Activities.

    Effective January 1, 2001, the Company adopted the Financial Accounting Standards Board (FASB) Statement No. 133 (FAS 133), "Accounting for Derivative Instruments and Hedging Activities", FAS 137, "Accounting for Derivative Instruments and Hedging Activities—Deferral of the Effective Date of FASB Statement No. 133" and FAS 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities—an Amendment of FAS 133." These FASB statements require that all derivative financial instruments, such as foreign exchange contracts, be recognized in the financial statements and be measured at fair value regardless of the purpose or intent for holding them. Changes in the fair value of derivative financial instruments are either recognized periodically in income or stockholders' equity (as a component of comprehensive income), depending on whether the derivative is being used to hedge changes in fair value or cash flows. The adoption of these statements did not have a material effect on the Company's financial statements.

    The carrying value of the Company's financial instruments approximates fair value. The fair value of financial instruments is generally determined by reference to market values resulting from trading on a national securities exchange or in an over-the-counter market.

(7) Foreign Currency Risk Management

    Foreign exchange contracts are used primarily by the Company to hedge the risk that unremitted Japanese yen denominated receipts from customers for actual or forecasted sales of equipment after receipt of customer purchase orders and the unremitted Japanese yen denominated payments to suppliers for actual or forecasted deliveries of raw material from Japan after issuance of Company purchase orders may be adversely affected by changes in foreign currency exchange rates. As part of its overall strategy to manage the level of exposure to the risk of foreign currency exchange rate fluctuations, the Company attempts to hedge most of these Japanese yen denominated foreign currency exposures anticipated over the ensuing twelve-month period. At March 31, 2001, the Company had taken action to hedge approximately 100% of these Japanese yen denominated exposures. To hedge this exposure, the Company used foreign exchange contracts that generally have maturities of nine months or less, which generally will be rolled over to provide continuing coverage throughout the year. The Company often closes foreign exchange sale contracts by purchasing an offsetting purchase contract.

    The Company records these foreign exchange contracts at fair value in its consolidated balance sheet and the related gains or losses on these contracts are deferred in stockholders' equity (as a component of comprehensive income). These deferred gains and losses are recognized in income in the period in which the sales or purchases being hedged are received and recognized in income. However, to the extent that any of these contracts are not considered to be perfectly effective in offsetting the change in the value of the sales or purchases being hedged, any changes in fair value relating to the ineffective portion of these contracts are immediately recognized in income. Gains and losses on foreign exchange contracts are generally included as a component of interest and other income, net, in the Company's consolidated statement of operations.

    At March 31, 2001, the Company had contracts for the sale of $9.3 million and the purchase of $2.7 million of foreign currencies at fixed rates. The Company had deferred approximately $0.3 million of net losses on foreign exchange contracts at March 31, 2001, which are all expected to be recognized in income over the next twelve months.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW

    Certain of the statements contained in this report may be considered forward-looking statements under Section 21E of the Securities Exchange Act of 1934, as amended, that involve a number of risks and uncertainties. In addition to the factors discussed herein, factors that could cause actual results to differ materially include the following: cyclicality in the Company's served markets; delays, deferrals and cancellations of orders by customers; product concentration and lack of product revenue diversification; high degree of industry competition; lengthy sales cycles, including the timing of system acceptances; inventory obsolescence; manufacturing inefficiencies and the ability to volume produce systems; mix of products sold; integration and development of Verdant operations; failure to develop and commercialize the Company's reduction stepper products; timing and degree of success of technologies licensed to outside parties; the ability and resulting costs to attract or retain sufficient personnel to achieve the Company's targets for a particular period; sole or limited sources of supply; international sales; customer concentration; rapid technological change and the importance of timely product introductions; future acquisitions; changes to financial accounting standards; intellectual property matters; environmental regulations; effects of the California energy crisis; effects of certain anti-takeover provisions; volatility of stock price; and the other risk factors listed in this filing and other Company filings with the SEC. The Company undertakes no obligation to update any of its disclosures to reflect such future events.

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

    In April 2000, the Company settled litigation it had initiated against Nikon Inc. ("Nikon"). The Company is presently proceeding with related actions against Canon Inc. ("Canon") and ASM Lithography, Ltd. ("ASML"). There can be no assurance that the Company will prevail in those actions.

    In July 2000, the Company entered into an agreement with Applied Materials, Inc. ("Applied Materials") under which Applied Materials has licensed the laser thermal processing technology of the Company's Verdant Technologies Division. Additionally, Ultratech develops, manufactures and markets its own laser thermal processing systems used in the development and future production of advanced semiconductor devices.

    Effective January 1, 2000, the Company changed its method of accounting for system sales to recognize such revenues when the contractual obligations for installation and customer acceptance have been satisfied, provided collections of the related receivable are probable. The following discussion should be read in conjunction with the Company's 2000 Annual Report on Form 10-K, which is available from the Company upon request.

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

    The Company derives a substantial portion of its total net sales from sales of a relatively small number of newly manufactured systems, which typically range in price from $900,000 to $3.4 million for the Company's 1X steppers, and $1.5 million to more than $6.0 million for the Company's reduction steppers. As a result of these high sale prices, the timing of recognition of revenue from a single transaction has had and most likely will continue to have a significant impact on the Company's net sales and operating results for any particular period.

    The Company's backlog at the beginning of a period typically does not include all of the sales needed to achieve the Company's sales objectives for that period. In addition, orders in backlog are subject to cancellation, shipment or customer acceptance delays, and deferral or rescheduling by a customer with limited or no penalties. Consequently, the Company's net sales and operating results for a period have been and will continue to be dependent upon the Company obtaining orders for systems to be shipped and accepted in the same period in which the order is received. The Company's business and financial results for a particular period could be materially adversely affected if an anticipated order for even one system is not received in time to permit shipment and customer acceptance during a particular period. Furthermore, a substantial portion of the Company's shipments has historically been realized near the end of each quarter. Delays in installation and customer acceptance due, for example, to the inability of the Company to successfully demonstrate the agreed-upon specifications or criteria at the customer's facility, or to the failure of the customer to permit installation of the system in the agreed upon time, may cause net sales in a particular period to fall significantly below the Company's expectations, which may materially adversely affect the Company's operating results for such period. Additionally, the failure to receive anticipated orders or delays in shipments due, for example, to reschedulings, delays, deferrals or cancellations by customers, additional customer configuration requirements, or to unexpected manufacturing difficulties or delays in deliveries by suppliers due to their long production lead times or otherwise, have caused and may continue to cause net sales in a particular period to fall significantly below the Company's expectations, which has and could continue to materially adversely affect the Company's operating results for such period. In particular, the long manufacturing cycles of the Company's Saturn Wafer Stepper®, and the Company's reduction stepper product offerings, and the long lead time for lenses and other materials, could cause shipments of such products to be delayed from one quarter to the next, which could materially adversely affect the Company's financial condition and results of operations for a particular quarter.

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

Net sales

    Net sales consist of revenues from system sales, spare parts sales, service and licensing of technologies. For the quarter ended March 31, 2001, net sales were $44.2 million, an increase of 48% as compared with net sales of $29.9 million for the comparable period in 2000. System sales increased 45%, to $32.5 million, as a result of a 14% increase in unit acceptances, a product mix shift toward higher-priced systems and an increase in weighted-average selling prices. The year-over-year improvement in system sales was primarily attributable to improved conditions within the semiconductor industry, which led to higher sales of the Company's systems to semiconductor packaging customers in the Japan and Asia, excluding Japan, territories. Revenues from services increased 7.5%, to $4.5 million, primarily as a result of the Company's larger base of installed systems. Revenues from licensing and licensing support increased to $3.0 million, from $0 in the comparable period in 2000, as a result of licensing agreements entered into in 2000. Spare part sales increased 24%, to $4.2 million, primarily as a result of the increased number of system upgrades in the current quarter.

    At March 31, 2001, the Company had approximately $9.5 million of deferred revenue resulting from systems shipped but not yet installed and accepted, as compared with $15.7 million at December 31, 2000. The net result of shipments and acceptances during the quarter ended March 31, 2001 was a net reduction in deferred product and service income of approximately $2.7 million. During the quarter ended March 31, 2001, deferred license income decreased by $3.0 million as a result of amortization of proceeds received pursuant to licensing support and licensing agreements entered in 2000. Deferred income related to the Company's products is recognized upon installation and customer acceptance of the systems. Deferred income related to service revenue is recognized over the life of the related service contract. Deferred income relative to the Company's licensing activities is recognized over the estimated useful life of the licensed technologies, or the period of any technology transfer support arrangements.

    On a market application basis, system sales to the semiconductor industry were $26.4 million for the quarter ended March 31, 2001, an increase of 29% as compared with system sales of $20.6 million in the comparable period in 2000. This increase was primarily attributable to increased sales of the Company's Saturn Spectrum 3e Wafer Stepper to semiconductor packaging customers in the Japan and Asia, excluding Japan territories. Sales to the microsystems market, which includes sales to thin film head manufacturers, were $6.1 million, an increase of 243% as compared with sales of $1.8 million in the comparable period in 2000. This increase was primarily attributable to the sale of the Company's systems to micro-machining and optical networking device customers.

    For the quarter ended March 31, 2001, international net sales were $28.4 million, or 64% of total net sales, as compared with $14.4 million, or 48% of total net sales for the comparable period in 2000. The increase in international sales, in terms of absolute dollars, was primarily attributable to increased sales of the Company's Saturn Spectrum 3e Wafer Stepper to semiconductor packaging companies in the Japan and Asia, excluding Japan, territories. The Company anticipates that a substantial portion of its overall sales will continue to come from semiconductor packaging manufacturers in the Japan and Asia, excluding Japan, territories. The Company's operations in foreign countries are not generally subject to significant exchange rate fluctuations, principally because sales contracts for the Company's systems are generally denominated in U.S. dollars. In Japan, however, orders are typically denominated in Japanese yen. This subjects the Company to a higher degree of risk from currency fluctuations. The Company attempts to mitigate this exposure through the use of foreign exchange contracts; however, this effort can be costly and there can be no assurance of the success of any such efforts. International sales expose the Company to a number of additional risks, including fluctuations in the value of local currencies relative to the U.S. dollar, which, in turn, impact the relative cost of ownership of the Company's products. (See "Additional Risk Factors: International Sales; Japanese Market").

    The Company believes the thin film head industry is presently experiencing a cyclical downturn. Additionally, the Company believes the semiconductor industry is experiencing a severe inventory correction due, in part, to the macro-economic conditions facing the U.S. and world economies. Although the Company's total backlog of system orders increased substantially during 2000, the Company's total backlog of system orders decreased during the quarter ended March 31, 2001. This decline was a result of slowing order rates and customer cancellations. Additionally, the Company has recently experienced a high level of customer reschedulings. The Company presently believes this trend in orders may continue for at least the next couple of quarters, materially adversely impacting the Company's sales, gross margins and results of operations. Further, the anticipated timing of shipments and customer acceptances will require the Company to fill a number of production slots in the current quarter in order to meet its near-term sales targets. If the Company is unsuccessful in its efforts to secure those production orders, or if existing production orders are delayed or cancelled, its results of operations will be materially adversely impacted in the near-term. Accordingly, the Company can give no assurance that it will be able to achieve or maintain its current or prior level of sales.

    The Company presently expects that net sales for the three-month period ending June 30, 2001 may be substantially higher than net sales in the comparable period in 2000. However, due to current order trends, production limitations, customer delivery dates and uncertainty as to customer acceptances, the Company can give no assurance that it will be able to achieve or maintain its current or prior sales levels.

    Because the Company's net sales are subject to a number of risks, including intense competition in the capital equipment industry and the timing and market acceptance of the Company's products, there can be no assurance that the Company will exceed or maintain its current or prior level of net sales for any period in the future. Additionally, the Company believes that the market acceptance and volume production of its Saturn Spectrum 3e, its XLS advanced reduction steppers and its 1000 series family of wafer steppers, are of critical importance to its future financial results. To the extent that these products do not achieve significant sales due to difficulties involving manufacturing or engineering, the inability to reduce the current long manufacturing cycles for such products, competition, excess capacity in the semiconductor on thin film industry, customer acceptances, or any other reason, the Company's business, financial condition and results of operations would be materially adversely affected.

Gross profit

    The Company's gross profit as a percentage of net sales, or gross margin, was 47.9% for the quarter ended March 31, 2001, as compared with a gross margin of 31.5% for the comparable period in 2000. On a comparative basis, gross margins were favorably impacted by higher weighted-average selling prices, increased licensing and licensing support revenues and increased manufacturing efficiencies resulting from significantly higher production levels.

    The Company believes that gross margin for the quarter ending June 30, 2001 may be significantly higher than levels achieved during the comparable period a year ago, primarily as a result of increased licensing income, improved product pricing and higher levels of capacity utilization. However, during the remainder of 2001, year-over year comparisons of gross margin may be adversely impacted by lower order rates, which would result in significant reductions to production volumes, and intensified price-based competition. Either of these occurrences would result in a material adverse impact to gross margins.

    Intense competition in the markets the Company serves may make it difficult for the Company to increase or maintain its current gross margin percentages in the near term. Additionally, the present cyclical downturn in the semiconductor industry may result in a higher risk of inventory obsolescence, which may require substantial inventory write-offs and purchase order commitment reserves, which would negatively impact gross margins.

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

Research, development and engineering expenses

    The Company's research, development and engineering expenses were $7.4 million for the quarter ended March 31, 2001, as compared with $7.1 million for the comparable period in 2000. This increase in spending was primarily attributable to the Company's Verdant laser thermal processing and 1X and reduction stepper technologies, partially offset by the shutdown of the Company's UltraBeam operations, which occurred early in the second quarter of 2000.

    The Company continues to invest significant resources in the development and enhancement of its Verdant laser thermal processing systems and technologies, together with continuing expenditures for its 1X and reduction optical products and technologies. Although the Company has initiated certain cost reduction measures, the Company presently expects that the absolute dollar amount of research, development and engineering expenses for the quarter ending June 30, 2001 will be higher than levels incurred in the comparable period in 2000.

Amortization of goodwill

    Amortization of goodwill was $0.5 million for the quarter ended March 31, 2001, as compared with $0.5 million for the comparable period in 2000.

Selling, general and administrative expenses

    Selling, general and administrative expenses were $9.1 million for the quarter ended March 31, 2001, as compared with $6.6 million for the comparable period in 2000. As a percentage of net sales, selling, general and administrative expenses declined to 20.7% in the quarter ended March 31, 2001, as compared with 21.9% of net sales for the comparable period in 2000. The increase, in terms of absolute dollars, is primarily attributable to significant additions to the sales and marketing infrastructure, expenses typically associated with an increase in sales and provisions for the Company's profit sharing and bonus plans, partially offset by the shutdown of the Company's UltraBeam operations. The Company presently anticipates that selling, general and administrative expenses for the three-month period ending June 30, 2001 will increase significantly relative to the comparable period in

2000, due primarily to increased sales and marketing infrastructure, anticipated sales, service and support expenses resulting from an anticipated increase in net sales, higher provisions for the Company's profit sharing and bonus plans, and higher facilities and personnel costs.

Interest and other income, net

    Interest and other income, net, which consists primarily of interest income, was $2.2 million for the quarter ended March 31, 2001, as compared with $1.8 million for the comparable period in 2000. This increase was primarily attributable to higher invested balances in the current period. Although the Company anticipates that interest income for the quarter ending June 30, 2001 will increase, relative to the comparable period in 2000, the Company presently anticipates that year-over-year comparisons during the second half of 2001 will show a decline in interest income due to recent declines in short-term interest rates.

Income tax expense

    The Company recognized income taxes of $0.6 million, or 10% of pre-tax income, during the quarter ended March 31, 2001. There was no income tax benefit recognized on the Company's pre-tax loss in the comparable period in 2000 due to uncertainty related to the utilization of its net operating loss carry-forward. The difference between the rate recognized in the current quarter and the statutory rate is primarily attributable to certain deferred tax asset reserves recognized in prior years.

LIQUIDITY AND CAPITAL RESOURCES

    Net cash used in operating activities was $0.9 million for the quarter ended March 31, 2001, as compared with $8.6 million used in operating activities during the comparable period in 2000. Cash flow used in operating activities was primarily attributable to a net change in operating assets and liabilities of $9.2 million, partially offset by net income of $5.6 million and non-cash charges to income of $2.6 million. The reduction in cash attributable to the net change in operating assets and liabilities was primarily attributable to an increase in inventories of $5.8 million, a reduction in deferred income of $5.7 million and a reduction in accounts payable and other current liabilities of $2.7 million, partially offset by a decrease in accounts receivable of $6.9 million.

    The Company sells certain of its accounts receivable in order to mitigate its credit risk and to enhance cash flow. Sales of accounts receivable typically precede final customer acceptance of the system. Among other terms and conditions, the agreements include provisions that require the Company to repurchase receivables if certain conditions are present including, but not limited to, disputes with the customer regarding suitability of the product, and from time-to-time the Company has repurchased certain accounts and leases receivable in accordance with these terms. At March 31, 2001, $4.1 million of sold accounts receivable were outstanding to third-party financial institutions. The Company may continue to attempt to mitigate the impact of extended payment terms and non-linear shipments by selling a substantial portion of its accounts receivable in the future. There can be no assurance that this form of financing will be available on reasonable terms, or at all.

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

    The Company believes that the semiconductor industry is presently experiencing a severe inventory correction due, in part, to the macro economic conditions facing the U.S. and world economies. As a result, the Company may experience lower order rates for its systems. This, in turn, would place the Company's inventories at a greater risk of obsolescence. Lower demand for the Company's systems may lead to additional inventory write-offs and purchase commitment reserves, which would materially adversely impact the Company's results of operations.

    During the quarter ended March 31, 2001, net cash used in investing activities was $5.9 million, primarily attributable to a net increase in available-for-sale securities of $3.6 million and capital expenditures of $2.4 million.

    Cash provided by financing activities was $9.4 million during the quarter ended March 31, 2001, primarily attributable to proceeds of $10.2 million from the issuance of Common Stock pursuant to the Company's employee stock option plans.

    At March 31, 2001, the Company had working capital of $167.8 million. The Company's principal source of liquidity at March 31, 2001 consisted of $171.1 million in cash, cash equivalents and short-term investments.

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

    Additionally, the Company may in the future pursue additional acquisitions of complementary product lines, technologies or businesses. Future acquisitions by the Company may result in potentially dilutive issuances of equity securities, the incurrence of debt and contingent liabilities and amortization expenses related to goodwill and other intangible assets, which could materially adversely affect any Company profitability. In addition, acquisitions involve numerous risks, including difficulties in the assimilation of the operations, technologies and products of the acquired companies; the diversion of management's attention from other business concerns; risks of entering markets in which the Company has limited or no direct experience; and the potential loss of key employees of the acquired company. In the event the Company acquires product lines, technologies or businesses which do not complement the Company's business, or which otherwise do not enhance the Company's sales or operating results, the Company may incur substantial write-offs and higher recurring operating costs, which could have a material adverse effect on the Company's business, financial condition and results of operations. In the event that any such acquisition does occur, there can be no assurance as to the effect thereof on the Company's business or operating results.

    To the extent that the Company's financial resources are insufficient to fund the Company's activities, additional funds will be required. There can be no assurance that additional financing will be available on reasonable terms, or at all.

Foreign Currency

    The Company uses foreign exchange contracts to hedge the risk that unremitted Japanese yen denominated receipts from customers for actual or forecasted sales of equipment after receipt of customer purchase orders and the unremitted Japanese yen denominated payments to suppliers for actual or forecasted deliveries of raw material from Japan after issuance of Company purchase orders may be adversely affected by changes in foreign currency exchange rates. As part of its overall strategy to manage the level of exposure to the risk of foreign currency exchange rate fluctuations, the Company attempts to hedge most of these Japanese yen denominated foreign currency exposures anticipated over the ensuing twelve-month period. At March 31, 2001, the Company had taken action to hedge approximately 100% of these Japanese yen denominated exposures. To hedge this exposure, the Company used foreign exchange contracts that generally have maturities of nine months or less, which generally will be rolled over to provide continuing coverage throughout the year. The Company often closes foreign exchange sale contracts by purchasing an offsetting purchase contract. At March 31, 2001, the Company had contracts for the sale of $9.3 million and the purchase of $2.7 million of foreign currencies at fixed rates.

Adoption of the Euro

    The introduction of a European single currency, the Euro, was initially implemented as of January 1, 1999, and the transition period will continue through January 1, 2002. As of March 31, 2001, the adoption of the Euro has not had a material effect on the Company's foreign exchange and hedging activities or the Company's use of derivative instruments. While the Company will continue to evaluate the impact of the Euro introduction over time, based on currently available information, management does not believe that the introduction of the Euro currency will have a material adverse impact on the Company's financial condition or overall trends in results of operations.

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

    During 2000 and 1999, approximately 18% and 30%, respectively, of the Company's net sales were derived from sales to microsystems manufacturers, including thin film head and optical networking device manufacturers. The Company believes the TFH market is currently in a state of over-capacity and expects this situation to last for at least the next several quarters. This has and will continue to result in lower sales and delays or deferrals of customer orders from these industries, which will continue to materially adversely affect the Company's business, financial condition and results of operations in the near term. Additionally, the Company is experiencing increased competition in this market from Nikon, Canon and ASML. The Company's business and operating results would be materially adversely affected by continued downturns or slowdowns in TFH market or by loss of market share.

    Highly Competitive Industry  The capital equipment industry in which the Company operates is intensely competitive. A substantial investment is required to install and integrate capital equipment into a semiconductor, semiconductor packaging or thin film head production line. The Company believes that once a device manufacturer or packaging subcontractor has selected a particular vendor's capital equipment, the manufacturer generally relies upon that equipment for the specific production line application and, to the extent possible, subsequent generations of similar products. Accordingly, it is difficult to achieve significant sales to a particular customer once another vendor's capital equipment has been selected. The Company experiences intense competition worldwide from a number of leading foreign and domestic stepper manufacturers, such as Nikon, Canon, ASML and Silicon Valley Group Inc.'s Micralign products, all of which have substantially greater financial, marketing and other resources than the Company. Nikon supplies a 1X stepper for use in the manufacture of liquid crystal displays and Canon, Nikon and ASML offer reduction steppers for thin film head fabrication. Additionally, the Company's XLS reduction stepper product line competes directly with advanced reduction steppers offered by Canon, Nikon and ASML. With respect to the semiconductor packaging market, the Company receives intense competition from various proximity aligner companies such as Suss Microtec AG (Karl Suss).

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

    Foreign integrated circuit manufacturers have a significant share of the worldwide market for certain types of ICs for which the Company's systems are used. The Japanese stepper manufacturers are well established in the Japanese stepper market, and it is extremely difficult for non-Japanese lithography equipment companies to penetrate the Japanese stepper market. Although the Company has experienced recent success in its introduction of its Saturn Spectrum 3e into the Japanese marketplace, to date the Company has not established itself as a major competitor in the Japanese equipment market and there can be no assurance that the Company will be able to achieve significant sales to Japanese manufacturers in the future. (See "International Sales; Japanese Market").

    Development of New Product Lines; Expansion of Operations  Currently, the Company is devoting significant resources to the development, introduction and commercialization of its Verdant laser thermal processing system and its advanced XLS 157nm reduction stepper, and to the volume production of its Saturn Spectrum 3e wafer stepper. During the remainder of 2001, the Company will continue to develop these products and will continue to incur significant operating expenses in the areas of research, development and engineering, manufacturing and general and administrative costs in order to further develop, produce and support these new products. Additionally, gross profit margins and inventory levels may be further adversely impacted in the future by costs associated with the initial production of these new product lines. These costs include, but are not limited to, additional manufacturing overhead, additional inventory write-offs, costs of demonstration systems and facilities, costs associated with managing multiple sites and the establishment of additional after-sales support organizations. Additionally, there can be no assurance that operating expenses will not increase, relative to sales, as a result of adding additional marketing and administrative personnel, among other costs, to support the Company's new products. If the Company is unable to achieve significantly increased net sales or its sales fall below expectations, the Company's operating results will be materially adversely affected until, among other factors, costs and expenses can be reduced.

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

    Customer Concentration  Historically, the Company has sold a substantial portion of its systems to a limited number of customers. In 2000, one customer accounted for approximately 10% of total net sales. In 1999, no single customer accounted for 10% or more of the Company's net sales. For the quarter ended March 31, 2001, sales to one customer accounted for approximately 11% of total net sales. The Company expects that sales to a relatively few customers will continue to account for a high percentage of its net sales in the foreseeable future and believes that the Company's financial results depend in significant part upon the success of these major customers and the Company's ability to meet their future capital equipment needs. Although the composition of the group comprising the Company's largest customers may vary from period to period, the loss of a significant customer or any reduction in orders by any significant customer, including reductions due to market, economic or competitive conditions in the semiconductor, semiconductor packaging or magnetic recording head industries or in the industries that manufacture products utilizing integrated circuits or thin film heads, may have a material adverse effect on the Company's business, financial condition and results of operations. The Company's ability to maintain or increase its sales in the future will depend, in part, upon its ability to obtain orders from new customers as well as the financial condition and success of its existing customers, the semiconductor and thin film head industries and the economy in general, of which there can be no assurance. (See "Additional Risk Factors: Cyclicality of Semiconductor, Semiconductor Packaging and Thin Film Head Industries").

    In addition to the business risks associated with dependence on major customers, these significant customer concentrations have in the past resulted in significant concentrations of accounts receivable. These significant and concentrated receivables expose the Company to additional risks, including the risk of default by one or more customers representing a significant portion of the Company's total receivables. If the Company were required to take additional accounts receivable reserves its business, financial condition and results of operations would be materially adversely affected.

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

Intellectual Property Rights

    Although the Company attempts to protect its intellectual property rights through patents, copyrights, trade secrets and other measures, it believes that any success will depend more upon the innovation, technological expertise and marketing abilities of its employees. Nevertheless, the Company has a policy of seeking patents when appropriate on inventions resulting from its ongoing research and development and manufacturing activities. The Company owns various United States and foreign patents, which expire on dates ranging from May 2001 to December 2018, and has various United

States and foreign patent applications pending. The Company also has various registered trademarks and copyright registrations covering mainly software programs used in the operation of its stepper systems. The Company also relies upon trade secret protection for its confidential and proprietary information. There can be no assurance that the Company will be able to protect its technology adequately or that competitors will not be able to develop similar technology independently. There can be no assurance that any of the Company's pending patent applications will be issued or that foreign intellectual property laws will protect the Company's intellectual property rights. In addition, litigation may be necessary to enforce the Company's patents, copyrights or other intellectual property rights, to protect the Company's trade secrets, to determine the validity and scope of the proprietary rights of others or to defend against claims of infringement. Such litigation could result in substantial costs and diversion of resources and could have a material adverse effect on the Company's business, financial condition and results of operations, regardless of the outcome of the litigation. There can be no assurance that any patent issued to the Company will not be challenged, invalidated or circumvented or that the rights granted thereunder will provide competitive advantages to the Company. Furthermore, there can be no assurance that others will not independently develop similar products, duplicate the Company's products or, if patents are issued to the Company, design around the patents issued to the Company. Additionally, the Company presently has several agreements in force to license certain of its technologies. Challenges or invalidation to patents relative to those technologies would expose the Company to the risk of forfeiture of revenues and further risk of litigation.

    On February 29, 2000, in the U.S. District Court of Virginia, the Company filed patent infringement lawsuits against Nikon, Canon and ASM Lithography. In April of 2000, the Company reached a settlement with Nikon Corporation. The litigation against Canon and ASM Lithography is ongoing. In conjunction with this litigation, Canon has filed a counter-claim against the Company alleging infringement of its technologies.

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

    Sole or Limited Sources of Supply  The Company is relying increasingly on outside vendors and subcontractors to manufacture certain components and subassemblies. This strategy has enabled the

Company to increase its manufacturing capacity. The Company orders one of the most critical components of its technology, the glass for its 1X lenses, from suppliers on purchase orders. The Company designs the 1X lenses and provides the lens specifications to other suppliers that grind the lens elements. The Company then assembles and tests the optical 1X lenses in its metrology laboratory. The Company has recorded the critical parameters of each of its optical lenses sold since 1982, and believes that such information enables it to supply lenses to its customers that match the characteristics of its customers' existing lenses. Additionally, the Company orders reduction lenses from suppliers on purchase orders. These lenses are designed to the Company's specifications and tested by the supplier. Prior to shipment of the Company's systems, the customer's engineers may perform acceptance tests at the Compnay's facility. After passing the acceptance test, the system is packaged in the clean room environment and prepared for shipment.

    In addition to glass, the Company procures many of its other critical systems' components, subassemblies and services from a single outside supplier or a limited group of outside suppliers in order to ensure overall quality and timeliness of delivery. Many of these components and subassemblies have significant production lead times. To date, the Company has been able to obtain adequate services and supplies of components and subassemblies for its systems in a timely manner. However, disruption or termination of certain of these sources could result in a significant adverse impact on the Company's ability to manufacture its systems. This, in turn, would have a material adverse effect on the Company's business, financial condition and results of operations. The Company's reliance on sole or a limited group of suppliers and the Company's increasing reliance on subcontractors involve several risks, including a potential inability to obtain an adequate supply of required components due to the suppliers' failure or inability to provide such components in a timely manner, or at all, and reduced control over pricing and timely delivery of components. Although the timeliness, yield and quality of deliveries to date from the Company's subcontractors have been acceptable, manufacture of certain of these components and subassemblies is an extremely complex process, and long lead-times are required. Any inability to obtain adequate deliveries or any other circumstance that would require the Company to seek alternative sources of supply or to manufacture such components internally could delay the Company's ability to ship its products, which could damage relationships with current and prospective customers and have a material adverse effect on the Company's business, financial condition and results of operations.

    International Sales; Japanese Market  International net sales accounted for approximately 54% and 53% of total net sales for the years 2000 and 1999, respectively. During the quarter ended March 31, 2001, international net sales accounted for approximately 64% of total net sales, as compared with 48% for the comparable period in 2000. The Company anticipates that international sales, which typically have lower gross margins than domestic sales, principally due to increased competition and higher field service and support costs, will continue to account for a significant portion of total net sales and may increase as a percentage of total net sales in the near-term. As a result, a significant and growing portion of the Company's net sales will continue to be subject to certain risks, including dependence on outside sales representative organizations; transitions to direct sales organizations from outside sales representative organizations, such as the Company is currently undertaking in Taiwan ); unexpected changes in regulatory requirements; difficulty in satisfying existing regulatory requirements; exchange rate fluctuations; tariffs and other barriers; political and economic instability; difficulties in accounts receivable collections; natural disasters; difficulties in staffing and managing foreign subsidiary and branch operations; and potentially adverse tax consequences. Although the Company generally transacts its international sales in U.S. dollars, international sales expose the Company to a number of additional risk factors, including fluctuations in the value of local currencies relative to the U.S. dollar, which, in turn, impact the relative cost of ownership of the Company's products and may further impact the purchasing ability of its international customers. In Japan, however, the Company has commenced direct sales operations and orders are often denominated in Japanese yen. This may subject the Company to a higher degree of risk from currency fluctuations. The

Company attempts to mitigate this exposure through the use of foreign exchange contracts. The Company is also subject to the risks associated with the imposition of legislation and regulations relating to the import or export of semiconductors and magnetic recording head products. The Company cannot predict whether changes to quotas, duties, taxes or other charges or restrictions will be implemented by the United States, Japan or any other country upon the importation or exportation of the Company's products in the future. There can be no assurance that any of these factors or the adoption of restrictive policies will not have a material adverse effect on the Company's business, financial condition and results of operations.

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

    California Energy Crisis  The Company's headquarters and principal operations are located in the San Francisco Bay Area of California. California has recently found itself in a utility crisis caused, in part, by a lack of affordable power sources and the financial instability of several of its primary providers. The San Francisco Bay Area has undergone several periods of "rolling blackouts", a technique used by the Company's power provider to conserve its resources. The Company's operations have been temporarily halted on several occasions as a result of these conservation measures. Additionally, the Company has recently been notified of, and is presently experiencing, significantly higher utility rates. Additional suspensions of the Company's operations or increases in utility rates could result in materially higher costs and lost revenues, either of which would materially adversely impact the Company's business, financial condition and results of operations.

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

    In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 (SAB 101), entitled "Revenue Recognition in Financial Statements." Effective January 1, 2000, the Company changed its method of accounting for product sales to recognize such revenues when the contractual obligation for installation has been satisfied, or when installation is substantially complete, and customer acceptance provisions have lapsed, provided collection of the related receivable are probable. The cumulative effect of the change in accounting principle includes system revenue, cost of sales and certain expenses, including warranty and commission expenses, which were recognized when both installation and customer acceptance provisions were satisfied, subsequent to January 1, 2000.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

    Reference is made to Part II, Item 7A, "Quantitative and Qualitative Disclosures About Market Risk" in the Company's Annual Report on Form 10-K for the year ended December 31, 2000 and to the subheading "Derivative Instruments and Hedging" in Item 8, "Financial Statements and Supplementary Data", under the heading "Notes to Consolidated Financial Statement" of the Company's Annual Report on Form 10-K for the year ended December 31, 2000.

PART 2: OTHER INFORMATION

Item 1. Legal Proceedings.

    None.

Item 2. Changes in Securities and Use of Proceeds.

    None.

Item 3. Defaults upon Senior Securities.

    None.

Item 4. Submission of Matters to a Vote of Security Holders.

    None

Item 5. Other Information.

    In February 2001, Mr. Daniel H. Berry was named Senior Vice President, Strategic Planning. Mr. Berry served as President and Chief Operating Officer of the Company from April 1999 to February 2001. Between June 1998 and April 1999, Mr. Berry was the Chief Operating Officer and Executive Vice President of the Company. Between March 1993 and June 1998, Mr. Berry served as Senior Vice President, Sales and Service of the Company.

Item 6. Exhibits and Reports on Form 8-K

  (a) Exhibits

    None

  (b) Reports on Form 8-K

    The Company did not file any reports on Form 8-K during the three months ended March 31, 2001.

SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ULTRATECH STEPPER, INC. (Registrant)
Date: May 11, 2001	By:	/s/ BRUCE R. WRIGHT Bruce R. Wright Senior Vice President, Finance and Chief Financial Officer (Duly Authorized Officer and Principal Financial and Accounting Officer)

QuickLinks

ULTRATECH STEPPER, INC. INDEX
PART 1. FINANCIAL INFORMATION
  Item 1. Condensed Consolidated Financial Statements
  Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
  Item 3. Quantitative and Qualitative Disclosures About Market Risk
PART 2: OTHER INFORMATION
  Item 1. Legal Proceedings.
  Item 2. Changes in Securities and Use of Proceeds.
  Item 3. Defaults upon Senior Securities.
  Item 4. Submission of Matters to a Vote of Security Holders.
  Item 5. Other Information.
  Item 6. Exhibits and Reports on Form 8-K
SIGNATURES