Form 10-Q
period 2001-06-30
ULTRATECH STEPPER INC
filed 2001-08-13
CIK 909791

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE
SECURITIES EXCHANGE ACT OF 1934

(Mark One)

/x/	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended June 30, 2001

or

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

    Indicate the number of shares of the issuer's class of common stock, as of the latest practical date:

Class	Outstanding as of August 7, 2001
common stock, $.001 par value	22,773,316

ULTRATECH STEPPER, INC.
INDEX

PART 1. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

ULTRATECH STEPPER, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)	Jun. 30 2001	Dec. 31, 2000*
	(Unaudited)
ASSETS
Current assets:
Cash, cash equivalents and short-term investments	$174,419	$163,681
Accounts receivable, net	15,421	23,942
Inventories	33,969	30,262
Prepaid expenses and other current assets	3,356	3,129

Total current assets	227,165	221,014
Equipment and leasehold improvements, net	28,480	28,833
Demonstration inventories, net	7,501	6,542
Intangible assets, net	5,888	6,880
Other assets	2,447	800

Total assets	$271,481	$264,069

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Notes payable	$—	$1,152
Accounts payable	8,701	12,228
Deferred product and service income	3,812	6,728
Deferred license income	16,163	22,369
Other current liabilities	24,368	27,103

Total current liabilities	53,044	69,580
Other liabilities	202	232
Stockholders' equity:
Common stock	23	22
Additional paid-in capital	191,858	179,530
Accumulated other comprehensive gain (loss), net	751	(299)
Treasury stock	(6,867)	(6,867)
Retained earnings	32,470	21,871

Total stockholders' equity	218,235	194,257

Total liabilities and stockholders' equity	$271,481	$264,069

*
The Balance Sheet as of December 31, 2000 has been derived from the audited financial statements at that date.

See accompanying notes to condensed consolidated financial statements

ULTRATECH STEPPER, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Six Months Ended
(In thousands, except per share amounts)	Jun. 30, 2001	Jun. 30, 2000	Jun. 30, 2001	Jun. 30, 2000
Net sales:
Products	$33,590	$29,057	$70,295	$54,784
Services	3,841	3,963	8,323	8,136
Licenses	3,228	508	6,206	508

Total net sales	40,659	33,528	84,824	63,428
Cost of sales:
Cost of products sold	20,178	18,365	39,778	35,578
Cost of services	2,838	2,880	6,230	6,154

Total cost of sales	23,016	21,245	46,008	41,732

Gross profit	17,643	12,283	38,816	21,696
Operating expenses:
Research, development, and engineering	6,430	6,082	13,821	13,158
Amortization of goodwill	496	550	992	1,069
Selling, general, and administrative	7,562	7,161	16,702	13,714
Shutdown of operations	—	7,984	—	7,984

Operating income (loss)	3,155	(9,494)	7,301	(14,229)
Interest expense	(54)	(71)	(114)	(142)
Interest and other income, net	2,034	1,743	4,220	3,526

Income (loss) before tax and cumulative effect of a change in accounting principle	5,135	(7,822)	11,407	(10,845)
Income taxes	180	—	808	—

Income (loss) before cumulative effect of a change in accounting principle	4,955	(7,822)	10,599	(10,845)
Cumulative effect on prior years of the application of SAB 101 "Revenue Recognition in Financial Statements"	—	—	—	(18,883)

Net income (loss)	$4,955	$(7,822)	$10,599	$(29,728)

Earnings per share—basic:
Income (loss) before cumulative effect of a change in accounting principle	$0.22	$(0.37)	$0.48	$(0.51)
Cumulative effect on prior years of the application of SAB 101 "Revenue Recognition in Financial Statements"	—	—	—	$(0.89)
Net income (loss)	$0.22	$(0.37)	$0.48	$(1.40)
Number of shares used in per share computations—basic	22,118	21,178	21,916	21,310
Earnings per share—diluted:
Income (loss) before cumulative effect of a change in accounting principle	$0.22	$(0.37)	$0.46	$(0.51)
Cumulative effect on prior years of the application of SAB 101 "Revenue Recognition in Financial Statements"	—	—	—	$(0.89)
Net income (loss)	$0.22	$(0.37)	$0.46	$(1.40)
Number of shares used in per share computations—diluted	22,919	21,178	22,941	21,310

See accompanying notes to condensed consolidated financial statements

ULTRATECH STEPPER, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended
(In thousands)	Jun. 30, 2001	Jun. 30, 2000
Cash flows from operating activities:
Net income (loss)	$10,599	$(29,728)
Change in accounting principle—SAB 101 "Revenue Recognition in Financial Statements"	—	18,883
Charges to income not affecting cash	5,095	8,396
Net effect of changes in operating assets and liabilities	(13,788)	7,006

Net cash provided by operating activities	1,906	4,557
Cash flows from investing activities:
Capital expenditures	(3,674)	(8,194)
Net reduction in available-for-sale securities	7,674	499
Segregation of restricted long-term investments	—	(144)

Net cash provided by (used in) investing activities	4,000	(7,839)
Cash flows from financing activities:
Net proceeds (repayment) from issuance of notes payable	(1,152)	649
Buy-back of common stock	—	(6,866)
Net proceeds from issuance of common stock pursuant to employee stock plans	12,313	78

Net cash provided by (used in) financing activities	11,161	(6,139)
Net effect of exchange rate changes on cash	(560)	—
Net increase (decrease) in cash and cash equivalents	16,507	(9,421)
Cash and cash equivalents at beginning of period	55,346	46,978

Cash and cash equivalents at end of period	$71,853	$37,557

See accompanying notes to condensed consolidated financial statements

Ultratech Stepper, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
June 30, 2001

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

    FISCAL PERIODS: The Company's second fiscal quarter in 2001 and 2000 ended on June 30, 2001 and July 1, 2000, respectively. For convenience of presentation, the Company's financial statements have been shown as having ended on June 30, 2001 and June 30, 2000.

    Operating results for the three and six month periods ended June 30, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001, or any future period.

(2) Inventories

    Inventories consist of the following:

(In thousands)	June 30, 2001	December 31, 2000
	(Unaudited)
Raw materials	$15,677	$14,309
Work-in-process	13,607	11,088
Finished products	4,685	4,865

	$33,969	$30,262

(3) Other Current Liabilities

    Other current liabilities consist of the following:

(In thousands)	June 30, 2001	December 31, 2000
	(Unaudited)
Salaries and benefits	$6,332	$4,551
Warranty reserves	3,149	3,776
Advance billings	5,730	7,470
Income taxes payable	4,786	5,190
Reserve for losses on purchase order commitments	1,660	3,203
Other	2,711	2,913

	$24,368	$27,103

(4) Computation of Net Income (Loss) per Share

    The following sets forth the computation of basic and diluted net income (loss) per share:

	Three Months Ended		Six Months Ended
(Unaudited, in thousands, except per share amounts)	June 30, 2001	June 30, 2000	June 30, 2001	June 30, 2000
Numerator:
Income (loss) before cumulative effect of a change in accounting principle	$4,955	$(7,822)	$10,599	$(10,845)
Cumulative effect on prior years of the application of SAB 101 "Revenue Recognition in Financial Statements"	—	—	—	(18,883)

Net income (loss)	$4,955	$(7,822)	$10,599	$(29,728)

Denominator:
Denominator for basic net income (loss) per share	22,118	21,178	21,916	21,310
Effect of dilutive employee stock options	801	—	1,025	—

Denominator for diluted net income (loss) per share	22,919	21,178	22,941	21,310

Earnings per share—basic:
Income (loss) before cummulative effect of a change in accounting principle	$0.22	$(0.37)	$0.48	$(0.51)

Cumulative effect on prior years of the application of SAB 101 "Revenue Recognition in Financial Statements"	—	—	—	$(0.89)

Net income (loss)	$0.22	$(0.37)	$0.48	$(1.40)

Earnings per share—diluted:
Income (loss) before cummulative effect of a change in accounting principle	$0.22	$(0.37)	$0.46	$(0.51)

Cumulative effect on prior years of the application of SAB 101 "Revenue Recognition in Financial Statements"	—	—	—	$(0.89)

Net income (loss)	$0.22	$(0.37)	$0.46	$(1.40)

    For the three and six-month periods ended June 30, 2001, options to purchase 565,000 shares of Common Stock at an average exercise price of $29.04 and 394,000 shares of Common Stock at an average exercise price of $30.02, respectively, were excluded from the computation of diluted net income (loss) per share as the effect would have been anti-dilutive. This compares to the exclusion of 4,140,000 options at an average exercise price of $15.40 for the three and six-month periods ended June 30, 2000. Options are anti-dilutive when the Company has a net loss or when the exercise price of the stock option is greater than the average market price of the Company's Common Stock.

(5) Comprehensive Income (Loss)

    The components of comprehensive income (loss) are as follows:

	Three Months Ended		Six Months Ended
(Unaudited, in thousands)	June 30, 2001	June 30, 2000	June 30, 2001	June 30, 2000
Net income (loss)	$4,955	$(7,822)	$10,599	$(29,728)
Accumulated other comprehensive income (loss)
Unrealized holding gain on available-for-sale securities	61	301	1,610	70
Unrealized holding loss on foreign exchange forward contracts	(321)	—	(560)	—
Tax effect	—	—	—	—

Comprehensive income (loss)	$4,695	$(7,521)	$11,649	$(29,658)

    Accumulated other comprehensive income (loss) presented in the accompanying condensed consolidated balance sheets consists entirely of accumulated unrealized holding gain on available-for-sale securities and the effect of exchange rate changes on foreign exchange forward contracts, as a result of adopting FAS 133 (also see footnote 6—accounting for derivative instruments and hedging activities). The unrealized holding gain on available-for-sale securities is not currently adjusted for income taxes as a result of the Company's operating loss carryforwards.

    The components of accumulated derivative loss as a result of adopting FAS 133 are as follows:

	Three Months Ended	Six Months Ended
(Unaudited, in thousands)
	June 30, 2001	June 30, 2001
Cumulative adjustment—unrealized gain, net, on adoption of FAS 133 as of January 1, 2001		$319
Cumulative adjustment—unrealized loss, net, on adoption of FAS 133 as of March 31, 2001	$(239)
Gains reclassified into "interest and other income, net" from other comprehensive income, net	(224)	(1,253)
Change in fair value of derivatives, net	(97)	374

Accumulated derivative loss included in other comprehensive income, net, as of June 30, 2001	$(560)	$(560)

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

(7) Foreign Currency Risk Management

    Foreign exchange contracts are used primarily by the Company to hedge the risk that unremitted Japanese yen denominated receipts from customers for actual or forecasted sales of equipment after receipt of customer purchase orders and the unremitted Japanese yen denominated payments to suppliers for actual or forecasted deliveries of raw material from Japan after issuance of Company purchase orders may be adversely affected by changes in foreign currency exchange rates. As part of its overall strategy to manage the level of exposure to the risk of foreign currency exchange rate fluctuations, the Company attempts to hedge most of these Japanese yen denominated foreign currency exposures anticipated over the ensuing twelve-month period. At June 30, 2001, the Company had taken action to hedge approximately 100% of these Japanese yen denominated exposures. To hedge this exposure, the Company used foreign exchange contracts that generally have maturities of nine months or less, which generally will be rolled over to provide continuing coverage throughout the year. The Company often closes foreign exchange sale contracts by purchasing an offsetting purchase contract.

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

    At June 30, 2001, the Company had contracts for the sale of $4.9 million and the purchase of $3.3 million of foreign currencies at fixed rates. The Company had deferred approximately $0.6 million of net losses on foreign exchange contracts at June 30, 2001, which are all expected to be recognized in income over the next twelve months.

(8) Recent Accounting Pronouncements

    On July 20, 2001 the Financial Accounting Standards Board (FASB) issued Statement No. 141 (FAS 141) "Business Combinations" and Statement No. 142 (FAS 142) "Goodwill and Other Intangible Assets".

    FAS 141 requires that all business combinations be accounted for under a single method—the "purchase" method for all business combinations initiated after June 30, 2001. The Company expects to adopt FAS 141 in the second quarter of 2001 and expects that the adoption of this statement will not have a material effect on the Company's financial statements.

    FAS 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets. Intangible assets that are acquired individually or with a group of other assets (excluding those acquired in a business combination) should be accounted for in financial statements upon their acquisition. Goodwill and intangible assets that have indefinite useful lives will not be amortized, but will be tested at least annually for impairment. Intangible assets that have finite useful lives will continue to be amortized over their useful lives. The Company expects to adopt the Statement effective January 1, 2002. The Company has not yet determined the impact this Statement will have on its future results of operations.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW

    Certain of the statements contained in this report may be considered forward-looking statements under Section 21E of the Securities Exchange Act of 1934, as amended, that involve a number of risks and uncertainties. In addition to the factors discussed herein, factors that could cause actual results to differ materially include the following: cyclicality in the Company's served markets, including the current severe downturn in the semiconductor industry; delays, deferrals and cancellations of orders by customers; product concentration and lack of product revenue diversification; high degree of industry competition; expiration of technology support and licensing arrangements; lengthy development cycles for advanced lithography technologies and applications; lengthy sales cycles, including the timing of system acceptances; inventory obsolescence; manufacturing inefficiencies and the ability to volume produce systems; mix of products sold; integration and development of Verdant operations; failure to develop and commercialize the Company's reduction stepper products; timing and degree of success of technologies licensed to outside parties; the ability and resulting costs to attract or retain sufficient personnel to achieve the Company's targets for a particular period; sole or limited sources of supply; international sales; customer concentration; rapid technological change and the importance of timely product introductions; future acquisitions; changes to financial accounting standards; intellectual property matters; environmental regulations; effects of the California energy crisis; effects of certain anti-takeover provisions; volatility of stock price; and the other risk factors listed in this filing and other Company filings with the SEC. The Company undertakes no obligation to update any of its disclosures to reflect such future events.

    Due to these and additional factors, certain statements, historical results and percentage relationships discussed below will not necessarily be indicative of the results of operations for any future period.

    Ultratech develops, manufactures and markets photolithography equipment (steppers) designed to reduce the cost of manufacturing integrated circuits (ICs), including advanced packaging processes, thin film heads (TFHs) for disk drives and micro-machined components. The Company supplies step-and-repeat systems based on one-to-one and reduction optical technologies to customers located throughout North America, Europe, Japan and the rest of Asia. These products range from low-cost systems for high-volume manufacturing to advanced systems for cost-effective production of leading-edge devices and for research and development applications.

    In April 2000, the Company reached a decision to shut down its UltraBeam operations.

    In April 2000, the Company settled litigation it had initiated against Nikon Inc. ("Nikon"). The Company is presently proceeding with related actions against Canon, Inc. ("Canon") and ASM Lithography, Ltd. ("ASML"). There can be no assurance that the Company will prevail in these actions.

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

    The Company's gross profit as a percentage of sales has been and most likely will continue to be significantly affected by a variety of factors, including the mix of products sold; product discounts and competition in the Company's targeted markets; technology support and licensing revenues, which have little, if any, associated cost of sales; inventory and open purchase commitment reserve provisions; the rate of capacity utilization; non-linearity of shipments during the quarter; the introduction of new products, which typically have higher manufacturing costs until manufacturing efficiencies are realized and are typically discounted more than existing products until the products gain market acceptance; the percentage of international sales, which typically have lower gross margins than domestic sales principally due to higher field service and support costs; and the implementation of subcontracting arrangements.

    The Company derives a substantial portion of its total net sales from sales of a relatively small number of newly manufactured systems, which typically range in price from $900,000 to $3.4 million for the Company's 1X steppers, and $1.5 million to more than $7.0 million for the Company's reduction steppers. As a result of these high sale prices, the timing of recognition of revenue from a single transaction has had and most likely will continue to have a significant impact on the Company's net sales and operating results for any particular period.

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

Net sales

    Net sales consist of revenues from system sales, spare parts sales, service and licensing of technologies. For the quarter ended June 30, 2001, net sales were $40.7 million, an increase of 21% as compared with net sales of $33.5 million for the comparable period in 2000. System sales increased 21%, to $30.8 million, primarily attributable to significantly higher weighted-average selling prices for the Company's systems. Geographically, much of the period-over-period increase in system revenues was realized in North America and Japan. Unit sales declined 24% due, primarily, to softening business conditions within the semiconductor industry, partially offset by increased unit sales to micro-systems customers. Revenues from services declined 3%, to $3.8 million, primarily as a result of the cyclical downturn in the semiconductor industry. Revenues from licensing and licensing support arrangements increased to $3.2 million, from $500,000 in the comparable period in 2000, as a result of agreements entered into in 2000 and 2001. For the quarter ended June 30, 2001, a single licensing agreement generated $2.3 million in license revenue. This arrangement expires February 2002. Spare part sales decreased 24%, to $2.8 million, primarily as a result of the downturn in the semiconductor industry.

    For the six-month period ended June 30, 2001, net sales were $84.8 million, an increase of 34% as compared with net sales of $63.4 million for the comparable period in 2000. System sales increased 33%, to $63.3 million, primarily attributable to significantly higher weighted-average selling prices for the Company's systems and higher unit sales of the Company's Saturn Spectrum 3 and Titan Wafer Steppers. Geographically, much of the year-over-year increase in system sales was realized in Japan, North America and Asia, excluding Japan. Overall, unit sales declined 6% due, primarily, to softening business conditions within the semiconductor industry, partially offset by increased unit sales to the Company's micro-systems customers. Revenues from services increased 2%, to $8.3 million. Revenues from licensing and licensing support arrangements increased to $6.2 million, from $500,000 in the comparable period in 2000, as a result of agreements entered into in 2000 and 2001. For the six-month period ended June 30, 2001, a single licensing agreement generated $4.6 million in license revenue. This arrangement expires February 2002. Spare part sales decreased 1%, to $7.0 million.

    At June 30, 2001, the Company had approximately $7.1 million of deferred revenue resulting primarily from products shipped but not yet installed and accepted, as compared with $9.5 million at March 31, 2001 and $15.7 million at December 31, 2000. The net result of shipments and acceptances during the quarter ended June 30, 2001 was a net reduction in deferred product and service income of approximately $200,000. During the quarter ended June 30, 2001, deferred license income decreased by $3.2 million as a result of amortization of proceeds received pursuant to licensing support and licensing agreements entered in 2000 and 2001. Deferred income related to the Company's products is recognized upon installation and customer acceptance of the systems. Deferred income related to service revenue is recognized over the life of the related service contract. Deferred income relative to the Company's licensing activities is recognized over the estimated useful life of the licensed technologies, or the period of any technology transfer support arrangements.

    On a market application basis, system sales to the semiconductor industry were $41.1 million for the six-month period ended June 30, 2001, an increase of 1% as compared with system sales of $40.8 million in the comparable period in 2000. This increase was primarily attributable to increased sales of the Company's Saturn Spectrum 3 Wafer Stepper to semiconductor packaging customers in the Japan and Asia, excluding Japan territories. System sales to the micro-systems market, which includes sales to thin film head manufacturers, were $22.2 million, an increase of 221% as compared with sales of $6.9 million in the comparable period in 2000. This increase was primarily attributable to the sale of the Company's systems to micro-machining and optical networking device customers.

    For the six-month period ended June 30, 2001, international net sales were $47.7 million, or 56% of total net sales, as compared with $31.1 million, or 49% of total net sales for the comparable period in 2000. The increase in international sales, in terms of absolute dollars, was primarily attributable to increased sales of the Company's Saturn Spectrum 3 Wafer Stepper to semiconductor packaging companies in the Japan and Asia, excluding Japan, territories. The Company anticipates that a substantial portion of its overall sales will continue to come from semiconductor packaging manufacturers in the Japan and Asia, excluding Japan, territories. The Company's operations in foreign countries are not generally subject to significant exchange rate fluctuations, principally because sales contracts for the Company's systems are generally denominated in U.S. dollars. In Japan, however, orders are typically denominated in Japanese yen. This subjects the Company to a higher degree of risk from currency fluctuations. The Company attempts to mitigate this exposure through the use of foreign exchange contracts; however, this effort can be costly and there can be no assurance of the success of any such efforts. International sales expose the Company to a number of additional risks, including fluctuations in the value of local currencies relative to the U.S. dollar, which, in turn, impact the relative cost of ownership of the Company's products. (See "Additional Risk Factors: International Sales; Japanese Market").

    Both the semiconductor and thin film head industries are presently experiencing severe cyclical downturns due, in part, to the macro-economic conditions facing the U.S. and world economies. Although the Company's total backlog increased substantially during 2000, the Company's backlog has decreased during the six-month period ended June 30, 2001. This decline was a result of slowing order rates and customer cancellations. Additionally, the Company has recently experienced a high level of customer reschedulings. The Company presently believes that weakness in orders may continue for at least the next couple of quarters, materially adversely impacting the Company's sales, gross margins and results of operations. Further, the anticipated timing of shipments and customer acceptances will require the Company to fill a number of production slots in the current quarter in order to meet its near-term sales targets. If the Company is unsuccessful in its efforts to secure those production orders, or if existing production orders are delayed or cancelled, its results of operations will be materially adversely impacted in the near-term. Accordingly, the Company can give no assurance that it will be able to achieve or maintain its current or prior level of sales.

    As a result of current order trends, the severe cyclical downturn in the electronics industries and generally weak macro-economic conditions, the Company presently expects that net sales for the remainder of 2001 will be substantially lower than net sales in the comparable periods in 2000. Further, the Company may experience operating and net losses for the three-month period ending September 30, 2001.

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

Gross profit

    The Company's gross profit as a percentage of net sales, or gross margin, was 43.4% for the quarter ended June 30, 2001, as compared with a gross margin of 36.6% for the comparable period in 2000. For the six-month period ended June 30, 2001, gross margin was 45.8%, as compared with a gross margin of 34.2% for the comparable period in 2000. On a comparative basis, gross margins were favorably impacted by higher weighted-average selling prices, increased licensing and licensing support revenues, increased manufacturing efficiencies resulting from significantly higher production levels and cost-containment measures.

    The Company believes that gross margin for the remainder of 2001 may be lower than levels achieved during the comparable period a year ago, resulting primarily from lower efficiencies caused by decreased production levels, partially offset by cost containment measures. Further weakness in the Company's business may result in a higher risk of inventory obsolescence, which would materially adversely impact results of operations. In particular, the Company has made significant investments in long-lead items relating to the introduction of its 157nm reduction stepper technologies. These assets face certain technology risks in addition to the risks inherent with slowing business conditions. Additionally, increased price-based competition may contribute to further erosion of gross margin.

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

Research, development and engineering expenses

    The Company's research, development and engineering expenses were $6.4 million for the quarter ended June 30, 2001, as compared with $6.1 million for the comparable period in 2000. For the six-month period ended June 30, 2001, the Company's research, development and engineering expenses were $13.8 million, as compared with $13.2 million for the comparable period in 2000. Both the current quarter and year-to-date increases were attributable to the Company's Verdant laser thermal processing and 1X and reduction stepper technologies, partially offset by the shutdown of the Company's UltraBeam operations, which occurred early in the second quarter of 2000, and cost containment measures implemented during the quarter ended June 30, 2001.

    The Company continues to invest significant resources in the development and enhancement of its Verdant laser thermal processing systems and technologies, together with continuing expenditures for its 1X and reduction optical products and technologies. The Company presently expects that the absolute dollar amount of research, development and engineering expenses for the quarter ending September 30, 2001 may be flat to lower than levels incurred in the comparable period in 2000.

Amortization of goodwill

    Amortization of goodwill was $0.5 million for the quarter ended June 30, 2001, as compared with $0.5 million for the comparable period in 2000. The Company anticipates that amortization will decline to $0.4 million for the quarter ending September 30, 2001, as a result of certain intangible assets reaching full amortization.

Selling, general and administrative expenses

    Selling, general and administrative expenses were $7.6 million for the quarter ended June 30, 2001, as compared with $7.2 million for the comparable period in 2000. For the six-month period ended June 30, 2001, selling, general and administrative expenses were $16.7 million, as compared with $13.7 million for the comparable period in 2000. As a percentage of net sales, selling, general and administrative expenses declined to 18.6% in the quarter ended June 30, 2001, as compared with 21.4% of net sales for the comparable period in 2000. On a year-to-date basis, selling, general and administrative expenses declined to 19.7%, as compared with 21.6% for the comparable period in 2000. Both the current quarter and year-to-date increases, in terms of absolute dollars, were primarily attributable to significant additions to the sales and marketing infrastructure and other expenses typically associated with an increase in sales, partially offset by the shutdown of the Company's UltraBeam operations in April of 2000 and cost containment measures implemented during the quarter ended June 30, 2001. The Company presently anticipates that selling, general and administrative expenses for the three-month period ending September 30, 2001 will decrease, relative to the comparable period in 2000, due primarily to lower anticipated net sales and cost containment measures.

Interest and other income, net

    Interest and other income, net, which consists primarily of interest income, was $2.0 million for the quarter ended June 30, 2001, as compared with $1.7 million for the comparable period in 2000. For the six-month period ended June 30, 2001, interest and other income, net, was $4.2 million, as compared with $3.5 million for the comparable period in 2000. Both the current quarter and year-to-date increases were attributable to higher invested balances, partially offset by lower rates of return as a result of recent declines in short-term interest rates. As a result of these lower short-term interest rates, the Company presently anticipates that interest and other income, net, will be lower for the remainder of 2001, as compared with the comparable periods in 2000.

Income tax expense

    The Company recognized income taxes of $0.2 million and $0.8 million for the three-month and six-month periods ended June 30, 2001, or 7% of pre-tax income on a year-to-date basis. There was no income tax benefit recognized on the Company's pre-tax loss in the comparable period in 2000 due to uncertainty related to the utilization of its net operating loss carry-forward. The difference between the rate recognized in the current quarter and the statutory rate is primarily attributable to certain deferred tax asset reserves recognized in prior years.

LIQUIDITY AND CAPITAL RESOURCES

    Net cash provided by operating activities was $1.9 million for the six-month period ended June 30, 2001, as compared with $4.6 million provided by operating activities during the comparable period in 2000. Cash flow provided by operating activities was primarily attributable to net income of $10.6 million and non-cash charges to income of $5.1 million, partially offset by a change in operating assets and liabilities of $13.8 million. The reduction in cash attributable to the net change in operating assets and liabilities was primarily attributable to a reduction in deferred income of $9.1 million, a reduction in accounts payable and other current liabilities of $6.3 million, an increase in inventories of $3.7 million and the purchase of $1.3 million in long-term prepaid inventories, partially offset by a decrease in accounts receivable of $8.5 million.

    The Company sells certain of its accounts receivable in order to mitigate its credit risk and to enhance cash flow. Sales of accounts receivable typically precede final customer acceptance of the system. Among other terms and conditions, the agreements include provisions that require the Company to repurchase receivables if certain conditions are present including, but not limited to, disputes with the customer regarding suitability of the product, and from time-to-time the Company has repurchased certain accounts and leases receivable in accordance with these terms. At June 30, 2001, $8.3 million of sold accounts receivable were outstanding to third-party financial institutions. The Company may continue to attempt to mitigate the impact of extended payment terms and non-linear shipments by selling a substantial portion of its accounts receivable in the future. There can be no assurance that this form of financing will be available on reasonable terms, or at all.

    The Company believes that because of the relatively long manufacturing cycle of certain of its systems, particularly newer products, the Company's inventories will continue to represent a significant portion of working capital. In particular, the Company recently increased its purchases of inventory, long-term demonstration inventory, long-term prepaid inventory and capital equipment for its Saturn Spectrum 3 wafer stepper, Verdant laser thermal processing system and its XLS 157nm advanced reduction stepper. Higher inventory and capital asset levels may increase the risk of inventory obsolescence and asset impairment, which may adversely impact the Company's results of operations.

    The semiconductor industry is presently experiencing a severe cyclical downturn due, in part, to macro-economic conditions facing the U.S. and world economies. As a result, the Company has recently experienced significantly lower order rates for its systems and this trend may continue in the near-term. Prolonged weakness in the Company's business would place the Company's inventories at a greater risk of obsolescence. Lower demand for the Company's systems may lead to additional inventory write-offs and purchase commitment reserves, which would materially adversely impact the Company's results of operations. Additionally, worsening business conditions increase the likelihood of restructuring of operations and impairments to the Company's assets, either of which would materially adversely impact results of operations.

    During the six-month period ended June 30, 2001, net cash provided by investing activities was $4.0 million, primarily attributable to a net reduction in available-for-sale securities of $7.7 million, partially offset by capital expenditures of $3.7 million.

    Cash provided by financing activities was $11.2 million during the six-month period ended June 30, 2001, primarily attributable to proceeds of $12.3 million from the issuance of Common Stock pursuant to the Company's employee stock option plans, partially offset by the repayment of $1.2 million of notes payable.

    At June 30, 2001, the Company had working capital of $174.1 million. The Company's principal source of liquidity at June 30, 2001 consisted of $174.4 million in cash, cash equivalents and short-term investments.

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

    Additionally, the Company may in the future pursue additional acquisitions of complementary product lines, technologies or businesses. Future acquisitions by the Company may result in potentially dilutive issuances of equity securities, the incurrence of debt and contingent liabilities and amortization expenses and impairment charges related to goodwill and other intangible assets, which could materially adversely affect any Company profitability. In addition, acquisitions involve numerous risks, including difficulties in the assimilation of the operations, technologies, personnel and products of the acquired companies; the diversion of management's attention from other business concerns; risks of entering markets in which the Company has limited or no direct experience; and the potential loss of key employees of the acquired company. In the event the Company acquires product lines, technologies or businesses which do not complement the Company's business, or which otherwise do not enhance the Company's sales or operating results, the Company may incur substantial write-offs and higher recurring operating costs, which could have a material adverse effect on the Company's business, financial condition and results of operations. In the event that any such acquisition does occur, there can be no assurance as to the effect thereof on the Company's business or operating results.

    To the extent that the Company's financial resources are insufficient to fund the Company's activities, additional funds will be required. There can be no assurance that additional financing will be available on reasonable terms, or at all.

Foreign Currency

    The Company uses foreign exchange contracts to hedge the risk that unremitted Japanese yen denominated receipts from customers for actual or forecasted sales of equipment after receipt of customer purchase orders and the unremitted Japanese yen denominated payments to suppliers for actual or forecasted deliveries of raw material from Japan after issuance of Company purchase orders may be adversely affected by changes in foreign currency exchange rates. As part of its overall strategy to manage the level of exposure to the risk of foreign currency exchange rate fluctuations, the Company attempts to hedge most of these Japanese yen denominated foreign currency exposures anticipated over the ensuing twelve-month period. At June 30, 2001, the Company had taken action to hedge approximately 100% of these Japanese yen denominated exposures. To hedge this exposure, the Company used foreign exchange contracts that generally have maturities of nine months or less, which generally will be rolled over to provide continuing coverage throughout the year. The Company often closes foreign exchange sale contracts by purchasing an offsetting purchase contract. At June 30, 2001, the Company had contracts for the sale of $4.9 million and the purchase of $3.3 million of foreign currencies at fixed rates.

Adoption of the Euro

    The introduction of a European single currency, the Euro, was initially implemented as of January 1, 1999, and the transition period will continue through January 1, 2002. As of June 30, 2001, the adoption of the Euro has not had a material effect on the Company's foreign exchange and hedging activities or the Company's use of derivative instruments. While the Company will continue to evaluate the impact of the Euro introduction over time, based on currently available information, management does not believe that the introduction of the Euro currency will have a material adverse impact on the Company's financial condition or overall trends in results of operations.

ADDITIONAL RISK FACTORS

    Cyclicality of Semiconductor, Semiconductor Packaging and Thin Film Head Industries   The Company's business depends in significant part upon capital expenditures by manufacturers of semiconductors and micro-systems, including thin film head magnetic recording devices, which in turn depend upon the current and anticipated market demand for such devices and products utilizing such devices. The semiconductor industry is highly cyclical and historically has experienced recurring periods of oversupply. This has, from time to time, resulted in significantly reduced demand for capital equipment including the systems manufactured and marketed by the Company. The semiconductor industry is presently experiencing such a cyclical downturn. The Company also believes that markets for new generations of semiconductors and semiconductor packaging will also be subject to similar fluctuations. Accordingly, the Company can give no assurance that it will be able to achieve or maintain its current or prior level of sales.

    The Company attempts to mitigate the risk of cyclicality by participating in multiple markets including semiconductor, semiconductor packaging and micro-systems, as well as diversifying into new markets such as photolithography for optical networking. Despite such efforts, when one or more of such markets experiences a downturn or a situation of excess capacity, such as is presently occurring in the semiconductor and thin film head markets, the Company's net sales and operating results are materially adversely affected.

    During 2000 and 1999, approximately 18% and 30%, respectively, of the Company's net sales were derived from sales to micro-systems manufacturers, including thin film head and optical networking device manufacturers. For the six-month period ended June 30, 2001, approximately 30% of the Company's net sales were derived from sales to micro-systems manufacturers. The Company believes the TFH market is currently in a state of over-capacity and expects this situation to last for at least the next several quarters. This has and will continue to result in lower sales and delays or deferrals of customer orders from these industries, which will continue to materially adversely affect the Company's business, financial condition and results of operations in the near term. Additionally, the Company is experiencing increased competition in this market from Nikon, Canon and ASML. The Company's business and operating results would be materially adversely affected by continued downturns or slowdowns in TFH market or by loss of market share.

    Highly Competitive Industry  The capital equipment industry in which the Company operates is intensely competitive. A substantial investment is required to install and integrate capital equipment into a semiconductor, semiconductor packaging or thin film head production line. The Company believes that once a device manufacturer or packaging subcontractor has selected a particular vendor's capital equipment, the manufacturer generally relies upon that equipment for the specific production line application and, to the extent possible, subsequent generations of similar products. Accordingly, it is difficult to achieve significant sales to a particular customer once another vendor's capital equipment has been selected. The Company experiences intense competition worldwide from a number of leading foreign and domestic stepper manufacturers, such as Nikon, Canon and ASML, all of which have substantially greater financial, marketing and other resources than the Company. Nikon supplies a 1X stepper for use in the manufacture of liquid crystal displays and Canon, Nikon and ASML offer reduction steppers for thin film head fabrication. Additionally, the Company's XLS reduction stepper product line competes directly with advanced reduction steppers offered by Canon, Nikon and ASML. With respect to the semiconductor packaging market, the Company receives intense competition from various proximity aligner companies such as Suss Microtec AG (Karl Suss).

    Current thin film head front-end production involves manufacturing steps that require critical feature sizes. Although the reduction stepper product lines address critical feature sizes, additional development of these product lines may be necessary to fully address the unique requirements of thin film head manufacturing. Additionally, ASML has entered the low-cost lithography market. ASML and Nikon have each introduced an i-line step-and-scan system as a lower cost alternative to the deep ultra-violet (DUV) step-and-scan system for use on the less critical layers. These systems compete with wide-field steppers, such as the Company's Saturn and Titan steppers, for advanced mix-and-match applications. In addition, the Company believes that the high cost of developing new lithography tools has increasingly caused its competitors to collaborate with customers and other parties in various areas such as research and development, manufacturing and marketing, or to acquire other competitors, thereby resulting in a combined competitive threat with significantly enhanced financial, technical and other resources. The Company expects its competitors to continue to improve the performance of their current products. These competitors have stated that they will introduce new products with improved price and performance characteristics that will compete directly with the Company's products. This could cause a decline in sales or loss of market acceptance of the Company's steppers, and thereby materially adversely affect the Company's business, financial condition and results of operations. There can be no assurance that enhancements to, or future generations of, competing products will not be developed that offer superior cost of ownership and technical performance features. The Company believes that to be competitive, it will require significant financial resources in order to continue to invest in new product development, features and enhancements, to introduce next generation stepper systems on a timely basis, and to maintain customer service and support centers worldwide. In marketing its products, the Company may also face competition from vendors employing other technologies. In addition, increased competitive pressure has led to intensified price-based competition in certain of the Company's markets, resulting in lower prices and margins. Should these competitive trends continue, the Company's business, financial condition and operating results would continue to be materially adversely affected. There can be no assurance that the Company will be able to compete successfully in the future.

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

    Customer Concentration  Historically, the Company has sold a substantial portion of its systems to a limited number of customers. In 2000, one customer accounted for approximately 10% of total net sales. In 1999, no single customer accounted for 10% or more of the Company's net sales. For the six-month period ended June 30, 2001, no single customer accounted for 10% or more of total net sales. Additionally, one customer accounted for $2.3 million and $4.6 million of licensing revenue for the three month and six month periods ended June 30, 2001, respectively, from an agreement that expires February 2002. The Company expects that sales to a relatively few customers will continue to account for a high percentage of its net sales in the foreseeable future and believes that the Company's financial results depend in significant part upon the success of these major customers and the Company's ability to meet their future capital equipment needs. Although the composition of the group comprising the Company's largest customers may vary from period to period, the loss of a significant customer or any reduction in orders by any significant customer, including reductions due to market, economic or competitive conditions in the semiconductor, semiconductor packaging or magnetic recording head industries or in the industries that manufacture products utilizing integrated circuits or thin film heads, may have a material adverse effect on the Company's business, financial condition and results of operations. The Company's ability to maintain or increase its sales in the future will depend, in part, upon its ability to obtain orders from new customers as well as the financial condition and success of its existing customers, the semiconductor and thin film head industries and the economy in general, of which there can be no assurance. (See "Additional Risk Factors: Cyclicality of Semiconductor, Semiconductor Packaging and Thin Film Head Industries").

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

    Rapid Technological Change; Importance of Timely Product Introduction  The semiconductor, semiconductor packaging and micro-systems manufacturing industries are subject to rapid technological change and new product introductions and enhancements. The Company's ability to be competitive in these and other markets will depend, in part, upon its ability to develop new and enhanced systems and related software tools, and to introduce these systems and related software tools at competitive prices and on a timely and cost-effective basis to enable customers to integrate them into their operations either prior to or as they begin volume product manufacturing. The Company will also be required to enhance the performance of its existing systems and related software tools. Any success of the Company in developing new and enhanced systems and related software tools depends upon a variety of factors, including product selection, timely and efficient completion of product design, timely and efficient implementation of manufacturing and assembly processes, product performance in the field and effective sales and marketing. Because new product development commitments must be made well in advance of sales, new product decisions must anticipate both future demand and the technology that will be available to supply that demand. There can be no assurance that the Company will be successful in selecting, developing, manufacturing or marketing new products and related software tools or enhancing its existing products and related software tools. Any such failure would materially adversely affect the Company's business, financial condition and results of operations.

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

Intellectual Property Rights

    Although the Company attempts to protect its intellectual property rights through patents, copyrights, trade secrets and other measures, it believes that any success will depend more upon the innovation, technological expertise and marketing abilities of its employees. Nevertheless, the Company has a policy of seeking patents when appropriate on inventions resulting from its ongoing research and development and manufacturing activities. The Company owns various United States and foreign patents, which expire on dates ranging from May 2002 to December 2018, and has various United States and foreign patent applications pending. The Company also has various registered trademarks and copyright registrations covering mainly software programs used in the operation of its stepper systems. The Company also relies upon trade secret protection for its confidential and proprietary information. There can be no assurance that the Company will be able to protect its technology adequately or that competitors will not be able to develop similar technology independently. There can be no assurance that any of the Company's pending patent applications will be issued or that foreign intellectual property laws will protect the Company's intellectual property rights. In addition, litigation may be necessary to enforce the Company's patents, copyrights or other intellectual property rights, to protect the Company's trade secrets, to determine the validity and scope of the proprietary rights of others or to defend against claims of infringement. Such litigation could result in substantial costs and diversion of resources and could have a material adverse effect on the Company's business, financial condition and results of operations, regardless of the outcome of the litigation. There can be no assurance that any patent issued to the Company will not be challenged, invalidated or circumvented or that the rights granted thereunder will provide competitive advantages to the Company. Furthermore, there can be no assurance that others will not independently develop similar products, duplicate the Company's products or, if patents are issued to the Company, design around the patents issued to the Company. Additionally, the Company presently has several agreements in force to license certain of its technologies. Challenges or invalidation to patents relative to those technologies would expose the Company to the risk of forfeiture of revenues and further risk of litigation.

    On February 29, 2000, in the U.S. District Court of Virginia, the Company filed patent infringement lawsuits against Nikon, Canon and ASM Lithography. In conjunction with this litigation, Canon filed a counter-claim against the Company alleging infringement of its technologies. In April 2000, the Company reached a settlement with Nikon Corporation. The litigation against Canon and ASM Lithography is ongoing.

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

    Sole or Limited Sources of Supply  The Company is relying increasingly on outside vendors and subcontractors to manufacture certain components and subassemblies. This strategy has enabled the Company to increase its manufacturing capacity. The Company orders one of the most critical components of its technology, the glass for its 1X lenses, from suppliers on purchase orders. The Company designs the 1X lenses and provides the lens specifications to other suppliers that grind the lens elements. The Company then assembles and tests the optical 1X lenses in its metrology laboratory. The Company has recorded the critical parameters of each of its optical lenses sold since 1982, and believes that such information enables it to supply lenses to its customers that match the characteristics of its customers' existing lenses. Additionally, the Company orders reduction lenses from suppliers on purchase orders. These lenses are designed to the Company's specifications and tested by the supplier. Prior to shipment of the Company's systems, the customer's engineers may perform acceptance tests at the Company's facility. After passing the acceptance test, the system is packaged in the clean room environment and prepared for shipment.

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

    International Sales; Japanese Market  International net sales accounted for approximately 54% and 53% of total net sales for the years 2000 and 1999, respectively. For the six-month period ended June 30, 2001, international net sales accounted for approximately 56% of total net sales, as compared with 49% for the comparable period in 2000. The Company anticipates that international sales, which typically have lower gross margins than domestic sales, principally due to increased competition and higher field service and support costs, will continue to account for a significant portion of total net sales and may increase as a percentage of total net sales in the near-term. As a result, a significant and growing portion of the Company's net sales will continue to be subject to certain risks, including dependence on outside sales representative organizations; transitions to direct sales organizations from outside sales representative organizations, such as the Company is currently undertaking in Taiwan; unexpected changes in regulatory requirements; difficulty in satisfying existing regulatory requirements; exchange rate fluctuations; tariffs and other barriers; political and economic instability; difficulties in accounts receivable collections; natural disasters; difficulties in staffing and managing foreign subsidiary and branch operations; and potentially adverse tax consequences. Although the Company generally transacts its international sales in U.S. dollars, international sales expose the Company to a number of additional risk factors, including fluctuations in the value of local currencies relative to the U.S. dollar, which, in turn, impact the relative cost of ownership of the Company's products and may further impact the purchasing ability of its international customers. In Japan, however, the Company has commenced direct sales operations and orders are often denominated in Japanese yen. This may subject the Company to a higher degree of risk from currency fluctuations. The Company attempts to mitigate this exposure through the use of foreign exchange contracts. The Company is also subject to the risks associated with the imposition of legislation and regulations relating to the import or export of semiconductors and magnetic recording head products. The Company cannot predict whether changes to quotas, duties, taxes or other charges or restrictions will be implemented by the United States, Japan or any other country upon the importation or exportation of the Company's products in the future. There can be no assurance that any of these factors or the adoption of restrictive policies will not have a material adverse effect on the Company's business, financial condition and results of operations.

    Dependence on Key Personnel  The Company's future operating results depend, in significant part, upon the continued contributions of key personnel, many of whom would be difficult to replace. None of such persons has an employment or non-competition agreement with the Company. The Company does not maintain any life insurance on any of its key persons. The loss of key personnel could have a material adverse effect on the business, financial condition and results of operations of the Company. In addition, the Company's future operating results depend in significant part upon its ability to attract and retain other qualified management, manufacturing, and technical, sales and support personnel for its operations. There are only a limited number of persons with the requisite skills to serve in these positions and it may become increasingly difficult for the Company to hire such personnel over time. Competition for such personnel is intense, particularly in the San Francisco Bay Area where the Company maintains its headquarters and principal operations, and there can be no assurance that the Company will be successful in attracting or retaining such personnel. The failure to attract or retain such persons would materially adversely affect the Company's business, financial condition and results of operations.

    California Energy Crisis  The Company's headquarters and principal operations are located in the San Francisco Bay Area of California. California has recently found itself in a utility crisis caused, in part, by a lack of affordable power sources and the financial instability of several of its primary providers. The San Francisco Bay Area has undergone several periods of "rolling blackouts," a technique used by the Company's power provider to conserve its resources. The Company's operations have been temporarily halted on several occasions as a result of these conservation measures. Additionally, the Company has recently been notified of, and is presently experiencing, significantly higher utility rates. Additional suspensions of the Company's operations or increases in utility rates could result in materially higher costs and lost revenues, either of which would materially adversely impact the Company's business, financial condition and results of operations.

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

    Accounting policies affecting many other aspects of our business, including rules relating to intangible assets, derivatives, financial instruments, purchase and pooling-of-interests accounting for business combinations, revenue recognition, in-process research and development charges, employee stock purchase plans and stock option grants, have recently been revised or are under review. Changes to those rules or the questioning of current practices may have a material adverse effect on the Company's reported financial results or on the way it conducts business. In addition, the Company's preparation of financial statements in accordance with GAAP requires that it make estimates and assumptions that affect the recorded amounts of assets and liabilities, disclosure of those assets and liabilities at the date of the financial statements and the recorded amounts of expenses during the reporting period. A change in the facts and circumstances surrounding those estimates could result in a change to the Company's estimates and could impact its future operating results.

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

    Among other determinants, the market price of the Company's stock has a major bearing on the number of stock options outstanding that are included in the weighted-average shares used in determining the Company's net income (loss) per share. During periods of extreme volatility, the impact of higher stock prices can have a materially dilutive effect on the Company's net income (loss) per share (diluted).

Item 3. Quantitative and Qualitative Disclosures About Market Risk

    Reference is made to Part II, Item 7A, "Quantitative and Qualitative Disclosures About Market Risk" in the Company's Annual Report on Form 10-K for the year ended December 31, 2000 and to the subheading "Derivative Instruments and Hedging" in Item 8, "Financial Statements and Supplementary Data," under the heading "Notes to Consolidated Financial Statement" of the Company's Annual Report on Form 10-K for the year ended December 31, 2000.

PART 2: OTHER INFORMATION

Item 1.	Legal Proceedings.	None.
Item 2.	Changes in Securities and Use of Proceeds.	None.
Item 3.	Defaults upon Senior Securities.	None.
Item 4.	Submission of Matters to a Vote of Security Holders.

    The following proposals were voted upon by the Company's stockholders at the Company's Annual Stockholders' Meeting held on June 7, 2001.

  1
  The following persons were elected as directors of the Company to serve for a term ending upon the Annual Stockholders' Meeting indicated beside their respective names and until their successors are elected and qualified:

	Terms Ending Upon the Annual Stockholders' Meeting	Votes for	Votes withheld
Tommy D. George	2003	19,090,397	1,169,264
Gregory Harrison	2003	19,089,105	1,170,556
Kenneth Levy	2003	18,513,932	1,745,729
Vincent F. Sollitto	2003	19,091,642	1,168,019
  2
  A proposal to approve an amendment to the Company's 1993 Stock Option/Stock Issuance Plan which would (i) implement an automatic share increase by an amount equal to four percent of the total number of shares of Common Stock outstanding on the last trading day in December of the immediately preceding calendar year, but not to exceed 1,700,000 shares, on the first trading day in January of each calendar year starting with the 2002 calendar year and continuing through calendar year 2006, and (ii) extend the term of the 1993 Plan from June 30, 2003 to February 28, 2011, was approved by the vote of 10,351,931 shares for, 9,857,775 shares against and 49,955 shares abstained.

  3
  A proposal to ratify the appointment of Ernst & Young LLP as the Company's independent auditors for the fiscal year ending December 31, 2001 was approved by the vote of 20,152,743 shares for; 89,249 shares against and 17,669 shares abstained.

Item 5.	Other Information.	None
Item 6.	Exhibits and Reports on Form 8-K
  (a)
  Exhibits
10.3.3	1993 Stock Option/Stock Issuance Plan (Amended and Restated as of March 14, 2001).
  (b)
  Reports on Form 8-K

    The Company did not file any reports on Form 8-K during the three months ended June 30, 2001.

SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ULTRATECH STEPPER, INC. (Registrant)
Date:	August 13, 2001	By:	/s/ Bruce R. Wright Bruce R. Wright Senior Vice President, Finance and Chief Financial Officer (Duly Authorized Officer and Principal Financial and Accounting Officer)

EXHIBIT INDEX

EXHIBIT 10.3.3	1993 Stock Option/Stock Issuance Plan (Amended and Restated as of March 14, 2001)

QuickLinks

ULTRATECH STEPPER, INC. INDEX
ULTRATECH STEPPER, INC. CONDENSED CONSOLIDATED BALANCE SHEETS
ULTRATECH STEPPER, INC. CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
ULTRATECH STEPPER, INC. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
Ultratech Stepper, Inc. Notes to Condensed Consolidated Financial Statements (Unaudited) June 30, 2001
SIGNATURES
EXHIBIT INDEX