Form 10-Q
period 2001-09-30
ULTRATECH STEPPER INC
filed 2001-11-09
CIK 909791

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)

/x/	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended September 30, 2001

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

    Indicate the number of shares of the issuer's class of common stock, as of the latest practical date:

Class	Outstanding as of November 7, 2001
common stock, $.001 par value	22,438,218

ULTRATECH STEPPER, INC.

PART 1. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)	Sept. 30, 2001	Dec. 31, 2000*
	(Unaudited)
ASSETS
Current assets:
Cash, cash equivalents and short-term investments	$176,709	$163,681
Accounts receivable, net	13,497	23,942
Inventories	28,745	30,262
Prepaid expenses and other current assets	1,974	3,129

Total current assets	220,925	221,014
Equipment and leasehold improvements, net	25,797	28,833
Demonstration inventories, net	1,334	6,542
Intangible assets, net	5,636	6,880
Other assets	2,586	800

Total assets	$256,278	$264,069

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Notes payable	$—	$1,152
Accounts payable	7,678	12,228
Deferred product and service income	3,245	6,728
Deferred license income	16,935	22,369
Other current liabilities	30,486	27,103

Total current liabilities	58,344	69,580
Other liabilities	188	232
Stockholders' equity:
Common stock	23	22
Additional paid-in capital	195,415	179,530
Accumulated other comprehensive gain (loss), net	2,730	(299)
Treasury stock	(6,867)	(6,867)
Retained earnings	6,445	21,871

Total stockholders' equity	197,746	194,257

Total liabilities and stockholders' equity	$256,278	$264,069

*
The Balance Sheet as of December 31, 2000 has been derived from the audited financial statements at that date.

See accompanying notes to condensed consolidated financial statements

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Nine Months Ended
(In thousands, except per share amounts)	Sept. 30, 2001	Sept. 30, 2000	Sept. 30, 2001	Sept. 30, 2000
Net sales:
Products	$18,147	$35,011	$88,442	$89,796
Services	2,975	4,703	11,298	12,839
Licenses	3,227	2,502	9,433	3,009

Total net sales	24,349	42,216	109,173	105,644
Cost of sales:
Cost of products sold	13,621	21,834	53,399	57,412
Cost of services	2,291	3,362	8,521	9,516
Cost of discontinued products	10,993	—	10,993	—

Total cost of sales	26,905	25,196	72,913	66,928

Gross profit (loss)	(2,556)	17,020	36,260	38,716
Operating expenses:
Research, development, and engineering	5,925	6,664	19,746	19,822
Amortization of goodwill	420	495	1,412	1,564
Selling, general, and administrative	6,792	8,560	23,494	22,274
Restructure of operations	11,988	—	11,988	—
Shutdown of operations	—	1,686	—	9,670

Operating loss	(27,681)	(385)	(20,380)	(14,614)
Gain on sale of land	—	15,983	—	15,983
Interest expense	(86)	(69)	(200)	(211)
Interest and other income, net	1,852	1,975	6,072	5,501

Income (loss) before tax and cumulative effect of a change in accounting principle	(25,915)	17,504	(14,508)	6,659
Income taxes	110	2,433	918	2,433

Income (loss) before cumulative effect of a change in accounting principle	(26,025)	15,071	(15,426)	4,226
Cumulative effect on prior years of the application of SAB 101 "Revenue Recognition in Financial Statements"	—	—	—	(18,883)

Net income (loss)	$(26,025)	$15,071	$(15,426)	$(14,657)

Earnings per share—basic:
Income (loss) before cumulative effect of a change in accounting principle	$(1.17)	$0.71	$(0.70)	$0.20
Cumulative effect on prior years of the application of SAB 101 "Revenue Recognition in Financial Statements"	—	—	—	$(0.89)
Net income (loss)	$(1.17)	$0.71	$(0.70)	$(0.69)
Number of shares used in per share computations—basic	22,296	21,093	22,043	21,238
Earnings per share—diluted:
Income (loss) before cumulative effect of a change in accounting principle	$(1.17)	$0.70	$(0.70)	$0.20
Cumulative effect on prior years of the application of SAB 101 "Revenue Recognition in Financial Statements"	—	—	—	$(0.89)
Net income (loss)	$(1.17)	$0.70	$(0.70)	$(0.69)
Number of shares used in per share computations—diluted	22,296	21,669	22,043	21,238

See accompanying notes to condensed consolidated financial statements

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended
(In thousands)	Sept. 30, 2001	Sept. 30, 2000
Cash flows from operating activities:
Net loss	$(15,426)	$(14,657)
Gain from sale of land	—	(15,983)
Change in accounting principle—SAB 101 "Revenue Recognition in Financial Statements"	—	18,883
Charges to income not affecting cash	14,110	10,202
Net effect of changes in operating assets and liabilities	594	7,213

Net cash provided by (used in) operating activities	(722)	5,658
Cash flows from investing activities:
Capital expenditures	(4,283)	(14,765)
Net reduction (increase) in available-for-sale securities	(276)	4,151
Net reduction in restricted long-term investments	—	5,549
Proceeds from sale of land	—	16,165

Net cash provided by (used in) investing activities	(4,559)	11,100
Cash flows from financing activities:
Net proceeds (repayment) from issuance of notes payable	(1,152)	439
Buy-back of common stock	—	(6,866)
Net proceeds from issuance of common stock pursuant to employee stock plans	15,853	1,743

Net cash provided by (used in) financing activities	14,701	(4,684)
Net effect of exchange rate changes on cash	16	—
Net increase in cash and cash equivalents	9,436	12,074
Cash and cash equivalents at beginning of period	55,346	46,978

Cash and cash equivalents at end of period	$64,782	$59,052

See accompanying notes to condensed consolidated financial statements

Ultratech Stepper, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
September 30, 2001

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

    FISCAL PERIODS: The Company's third fiscal quarter in 2001 and 2000 ended on September 29, 2001 and September 30, 2000, respectively. For convenience of presentation, the Company's financial statements have been shown as having ended on September 30, 2001 and September 30, 2000.

    Operating results for the three and nine month periods ended September 30, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001, or any future period.

(2) Inventories

    Inventories consist of the following:

(In thousands)	Sept. 30, 2001	Dec. 31, 2000
	(Unaudited)
Raw materials	$8,126	$14,309
Work-in-process	17,795	11,088
Finished products	2,824	4,865

	$28,745	$30,262

(3) Other Current Liabilities

    Other current liabilities consist of the following:

(In thousands)	Sept. 30, 2001	Dec. 31, 2000
	(Unaudited)
Salaries and benefits	$3,117	$4,551
Warranty reserves	2,350	3,776
Advance billings	6,584	7,470
Income taxes payable	4,741	5,190
Accrued restructuring cost	6,311	—
Reserve for losses on purchase order commitments	3,954	3,203
Other	3,429	2,913

	$30,486	$27,103

(4) Computation of Net Income (Loss) per Share

    The following sets forth the computation of basic and diluted net income (loss) per share:

	Three Months Ended		Nine Months Ended
(Unaudited, in thousands, except per share amounts)	Sept. 30, 2001	Sept. 30, 2000	Sept. 30, 2001	Sept. 30, 2000
Numerator:
Income (loss) before cumulative effect of a change in accounting principle	$(26,025)	$15,071	$(15,426)	$4,226
Cumulative effect on prior years of the application of SAB 101 "Revenue Recognition in Financial Statements"	—	—	—	(18,883)

Net income (loss)	$(26,025)	$15,071	$(15,426)	$(14,657)

Denominator:
Denominator for basic net income (loss) per share	22,296	21,093	22,043	21,238
Effect of dilutive employee stock options	—	576	—	—

Denominator for diluted net income (loss) per share	22,296	21,669	22,043	21,238

Earnings per share — basic:
Income (loss) before cummulative effect of a change in accounting principle	$(1.17)	$0.71	$(0.70)	$0.20

Cumulative effect on prior years of the application of SAB 101 "Revenue Recognition in Financial Statements"	—	—	—	$(0.89)

Net income (loss)	$(1.17)	$0.71	$(0.70)	$(0.69)

Earnings per share—diluted:
Income (loss) before cummulative effect of a change in accounting principle	$(1.17)	$0.70	$(0.70)	$0.20

Cumulative effect on prior years of the application of SAB 101 "Revenue Recognition in Financial Statements"	—	—	—	$(0.89)

Net income (loss)	$(1.17)	$0.70	$(0.70)	$(0.69)

    For the three and nine-month periods ended September 30, 2001, options to purchase 3,444,000 shares of Common Stock at an average exercise price of $17.72 were excluded from the computation of diluted net income (loss) per share as the effect would have been anti-dilutive. This compares to the exclusion of 1,547,000 options and 3,922,000 options at an average exercise price of $20.31 and $15.23, respectively, for the three and nine-month periods ended September 30, 2000. Options are anti-dilutive when the Company has a net loss or when the exercise price of the stock option is greater than the average market price of the Company's Common Stock.

(5) Comprehensive Income (Loss)

    The components of comprehensive income (loss) are as follows:

	Three Months Ended		Nine Months Ended
(Unaudited, in thousands)	Sept. 30, 2001	Sept. 30, 2000	Sept. 30, 2001	Sept. 30, 2000
Net income (loss)	$(26,025)	$15,071	$(15,426)	$(14,657)
Accumulated other comprehensive income (loss)
Unrealized holding gain on available-for-sale securities	1,403	926	3,013	998
Unrealized holding gain on foreign exchange forward contracts	576	—	16	—
Tax effect	—	—	—	—

Comprehensive income (loss)	$(24,046)	$15,997	$(12,397)	$(13,659)

    Accumulated other comprehensive income (loss) presented in the accompanying condensed consolidated balance sheets consists entirely of accumulated unrealized holding gain on available-for-sale securities and the effect of exchange rate changes on foreign exchange forward contracts, as a result of adopting FAS 133 (also see footnote 6—accounting for derivative instruments and hedging activities). The unrealized holding gain on available-for-sale securities is not currently adjusted for income taxes as a result of the Company's operating loss carry forward.

    The components of accumulated derivative loss as a result of adopting FAS 133 are as follows:

	Three Months Ended	Nine Months Ended
(Unaudited, in thousands)
	Sept. 30, 2001	Sept. 30, 2001
Cumulative adjustment—unrealized gain, net, on adoption of FAS 133 as of January 1, 2001		$319
Cumulative adjustment—unrealized loss, net, on adoption of FAS 133 as of June 30, 2001	$(560)
Gain (loss) reclassified into "interest and other income, net" from other comprehensive income, net	531	(722)
Change in fair value of derivatives, net	45	419

Accumulated derivative gain included in other comprehensive income, net, as of September 30, 2001	$16	$16

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

(7) Foreign Currency Risk Management

    Foreign exchange contracts are used primarily by the Company to hedge the risk that unremitted Japanese yen denominated receipts from customers for actual or forecasted sales of equipment after receipt of customer purchase orders and the unremitted Japanese yen denominated payments to suppliers for actual or forecasted deliveries of raw material from Japan after issuance of Company purchase orders may be adversely affected by changes in foreign currency exchange rates. As part of its overall strategy to manage the level of exposure to the risk of foreign currency exchange rate fluctuations, the Company attempts to hedge most of these Japanese yen denominated foreign currency exposures anticipated over the ensuing twelve-month period. At September 30, 2001, the Company had taken action to hedge approximately 100% of these Japanese yen denominated exposures. To hedge this exposure, the Company used foreign exchange contracts that generally have maturities of nine months or less, which generally will be rolled over to provide continuing coverage throughout the year. The Company often closes foreign exchange sale contracts by purchasing an offsetting purchase contract.

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

    At September 30, 2001, the Company had contracts for the sale of $2.0 million and the purchase of $1.9 million of foreign currencies at fixed rates. The Company had not deferred any gains or losses on foreign exchange contracts at September 30, 2001.

(8) Restructure and Shutdown of Operations

    In September 2001, the Company reached a decision to consolidate its manufacturing operations and eliminate approximately 20% of its workforce. As a result of this decision, the Company recognized a restructuring charge of $12.0 million in the quarter ended September 30, 2001. The non-cash components of this charge include a $4.1 million impairment charge for intangible assets related to the Company's XLS reduction product platform acquired in 1998 and a $1.2 million impairment charge for fixed assets to be disposed of in conjunction with the consolidation of manufacturing facilities. The cash components of this charge include $4.3 million for estimated expenditures related to the closure of facilities, $1.9 million for employee severance costs and $0.5 million for other restructuring costs. As of September 30, 2001, the amount of restructuring costs accrued but unpaid was $6.3 million.

    During the quarter ended June 30, 2000, the Company shut down the operations of its UltraBeam unit. As a direct result of this decision, the Company recognized a charge in the quarter ended June 30, 2000 of $8.0 million, or $0.38 per share (diluted). During the quarter ended September 30, 2000, the Company recognized an additional charge of $1.7 million, or $0.08 per share (diluted) primarily attributed to revised estimates of amounts to be realized upon the disposition of operating assets. For the nine-month period ended September 30, 2001, the Company recognized a total charge of $9.7 million related to the shutdown of UltraBeam. At September 30, 2001, there were no outstanding payables or accruals associated with this charge.

(9) Discontinuance of Product Line

    As a direct result of dramatically worsening conditions in the semiconductor industry, heightened by the events of September 11th, which further weakened the U.S. and world economies, the Company reached a decision to discontinue its XLS reduction stepper production and focus its efforts on developing next-generation platforms for its reduction technologies, principally 157nm. As a result of this decision, the Company recognized a special charge of $11.0 million, which consisted of inventory write-downs of $8.5 million and purchase order commitment reserves of $2.5 million.

(10) Land Sale

    During the quarter ended September 30, 2000, the Company exercised an option it held to purchase 6.34 acres of undeveloped land it leased in San Jose, California and sold this property to a third party. This transaction resulted in a net gain of $16.0 million before related income taxes, or $0.74 per share (diluted).

(11) Recent Accounting Pronouncements

    On July 20, 2001 the Financial Accounting Standards Board (FASB) issued Statement No. 141 (FAS 141) "Business Combinations" and Statement No. 142 (FAS 142) "Goodwill and Other Intangible Assets".

    FAS 141 requires that all business combinations be accounted for under a single method—the "purchase" method for all business combinations initiated after June 30, 2001. The Company adopted FAS 141 in the second quarter of 2001 and the adoption of this statement had no material effect on the Company's financial statements.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW

    Certain of the statements contained in this report may be considered forward-looking statements under Section 21E of the Securities Exchange Act of 1934, as amended, that involve a number of risks and uncertainties. In addition to the factors discussed herein, factors that could cause actual results to differ materially include the following: cyclicality in the Company's served markets, including the current severe downturn in the semiconductor industry; delays, deferrals and cancellations of orders by customers; product concentration and lack of product revenue diversification; high degree of industry competition; expiration of technology support and licensing arrangements; lengthy development cycles for advanced lithography technologies and applications; lengthy sales cycles, including the timing of system acceptances; inventory obsolescence; manufacturing inefficiencies and the ability to volume produce systems; mix of products sold; integration and development of Verdant operations; failure to develop and commercialize the Company's reduction stepper products; timing and degree of success of technologies licensed to outside parties; the ability and resulting costs to attract or retain sufficient personnel to achieve the Company's targets for a particular period; sole or limited sources of supply; international sales; customer concentration; rapid technological change and the importance of timely product introductions; future acquisitions; changes to financial accounting standards; intellectual property matters; environmental regulations; effects of the California energy crisis; effects of certain anti-takeover provisions; volatility of stock price; any adverse effects of the recent terrorist attacks in the United Sates, or the related U.S. retaliation, on the economy, in general or on our business in particular; and the other risk factors listed in this filing and other Company filings with the SEC. The Company undertakes no obligation to update any of its disclosures to reflect such future events.

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

    In April 2000, the Company settled litigation it had initiated against Nikon Inc. ("Nikon") and in September 2001, the Company settled related litigation it had initiated against Canon, Inc. ("Canon"). The Company is presently proceeding in a related action against ASM Lithography, Ltd. ("ASML"). There can be no assurance that the Company will prevail in this action.

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

    The Applied Materials and Nikon agreements and the land sale resulted in special income tax charges during the quarter ended September 30, 2000 of $2.4 million, or $0.11 per share (diluted). Excluding special items and the taxes associated with them, net income for the quarter ended September 30, 2000 was $3.2 million, or $0.15 per share (diluted).

    In September 2001, the Company reached a decision to discontinue its XLS product line and to close its Wilmington, Massachusetts facility. The Company also announced a workforce reduction of approximately 20%, inclusive of those employees impacted by the plant closure. These decisions resulted in special charges for the quarter ended September 30, 2001 of $11.0 million, or $0.49 per share (diluted), for inventory write-downs and purchase order commitment reserves related to the discontinuance of the XLS product line and $12.0 million, or $0.54 per share (diluted), related to plant closure, asset impairment, employee severance and other costs of restructuring the Company's operations. Excluding these special items, the net loss for the quarter ended September 30, 2001 was $3.0 million, or $0.14 per share (diluted).

    The following discussion should be read in conjunction with the Company's 2000 Annual Report on Form 10-K, which is available from the Company upon request.

RESULTS OF OPERATIONS

    The Company's operating results have fluctuated significantly in the past and most likely will continue to fluctuate significantly in the future. Factors that have caused operating results to fluctuate significantly in the past and most likely will continue to cause fluctuations in the future include those mentioned above as well as: inventory and open purchase commitment reserve positions; patterns of capital spending by customers; concentration of credit risk; lengthy development cycles for new products; market acceptance of new products and enhanced versions of the Company's existing products; delayed shipments to customers due to customer configuration changes and other factors; lengthy manufacturing cycles for the Company's products; the timing of new product announcements and releases by the Company or its competitors; manufacturing inefficiencies associated with the startup of new product introductions; product discounts; changes in pricing by the Company, its competitors or suppliers; shutdown of operations; acquisition activities requiring issuance of additional equity or debt securities, the expenditure of cash and the devotion of substantial management resources; sale of assets; outcome of litigation; political and economic instability throughout the world, in particular the Asia/Pacific region; changes in sales or distribution agreements; natural disasters; regulatory changes; business interruptions related to the Company's occupation of its facilities, including related to the recent energy crisis in California, where the Company's headquarters and principal operations are located; and any adverse effects of the recent terrorist attacks in the United States, or related U.S. retaliation, on the economy, in general or on our business in particular.

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

    The Company derives a substantial portion of its total net sales from sales of a relatively small number of newly manufactured systems, which typically range in price from $900,000 to $3.4 million for the Company's 1X steppers, and from $1.5 million to more than $7.0 million for the Company's reduction steppers. As a result of these high sale prices, the timing of recognition of revenue from a single transaction has had and most likely will continue to have a significant impact on the Company's net sales and operating results for any particular period.

    The Company's backlog at the beginning of a period typically does not include all of the sales needed to achieve the Company's sales objectives for that period. In addition, orders in backlog are subject to cancellation, shipment or customer acceptance delays, and deferral or rescheduling by a customer with limited or no penalties. Consequently, the Company's net sales and operating results for a period have been and will continue to be dependent upon the Company obtaining orders for systems to be shipped and accepted in the same period in which the order is received. The Company's business and financial results for a particular period could be materially adversely affected if an anticipated order for even one system is not received in time to permit shipment and customer acceptance during that period. Furthermore, a substantial portion of the Company's shipments has historically been realized near the end of each quarter. Delays in installation and customer acceptance due, for example, to the inability of the Company to successfully demonstrate the agreed-upon specifications or criteria at the customer's facility, or to the failure of the customer to permit installation of the system in the agreed upon time, may cause net sales in a particular period to fall significantly below the Company's expectations, which may materially adversely affect the Company's operating results for such period. Additionally, the failure to receive anticipated orders or delays in shipments due, for example, to reschedulings, delays, deferrals or cancellations by customers, additional customer configuration requirements, or to unexpected manufacturing difficulties or delays in deliveries by suppliers due to their long production lead times or otherwise, have caused and may continue to cause net sales in a particular period to fall significantly below the Company's expectations, which has and could continue to materially adversely affect the Company's operating results for such period. In particular, the long manufacturing cycles of the Company's Saturn Wafer Stepper®, and the Company's reduction stepper product offerings, and the long lead time for lenses and other materials, could cause shipments of such products to be delayed from one quarter to the next, which could materially adversely affect the Company's financial condition and results of operations for a particular quarter.

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

Net sales

    Net sales consist of revenues from system sales, spare parts sales, service and licensing of technologies. For the quarter ended September 30, 2001, net sales were $24.3 million, a decrease of 42% as compared with net sales of $42.2 million for the comparable period in 2000. System sales decreased 53%, to $14.7 million, on a unit volume decline of 55%. The decline in unit volume was primarily attributable to weaker demand from semiconductor packaging customers in Japan and the rest of Asia, partially offset by higher system sales to Europe. However, as a result of worsening global economic conditions, the Company experienced sales declines across all product market segments and product platforms. Revenues from services declined 37%, to $3.0 million, primarily as a result of decreased utilization of plant capacity within the semiconductor industry. Revenues from licensing and licensing support arrangements increased to $3.2 million, from $2.5 million in the comparable period in 2000, as a result of agreements entered into in late 2000 and 2001. For the quarter ended September 30, 2001, a single licensing agreement generated $2.3 million in license revenue. This arrangement expires in February 2002. Spare part sales decreased 4%, to $3.4 million.

    For the nine-month period ended September 30, 2001, net sales were $109.2 million, an increase of 3% as compared with net sales of $105.6 million for the comparable period in 2000. System sales decreased less than 1%, to $78.0 million, as a unit volume decline of 22% was partially offset by higher weighted-average selling prices and a product mix shift toward higher-priced systems. In particular, the Company experienced significantly lower unit sales of its 1000 product family of wafer steppers to the thin film head industry. Geographically, the year-over-year decrease in system sales resulted primarily from decreased sales to Asia, excluding Japan. All other major geographic regions for the Company experienced modest year-over-year increases in system sales. In addition to the weakness noted in the Company's thin film head business, the dramatic downturn in the semiconductor industry has also resulted in fewer system sales to this important product market segment. The impact of these declining markets was partially offset by sharply higher demand for the Company's systems in the micromachining and optical networking product market segments. Revenues from services decreased 12%, to $11.3 million. Revenues from spare part sales decreased 10%, to $10.4 million. Revenues from licensing and licensing support arrangements increased to $9.4 million, from $3.0 million in the comparable period in 2000, as a result of agreements entered into in 2000 and 2001. For the nine-month period ended September 30, 2001, a single licensing agreement generated $6.9 million in license revenue. This arrangement expires February 2002.

    At September 30, 2001, the Company had approximately $4.4 million of deferred revenue resulting from products shipped but not yet installed and accepted, as compared with $7.1 million at June 30, 2001 and $15.7 million at December 31, 2000. The net result of shipments and acceptances during the quarter ended September 30, 2001 was a net decrease in deferred product and service income of approximately $567,000. During the quarter ended September 30, 2001, deferred license income increased by $772,000 as a result of new licensing arrangements, partially offset by the license revenue recognized during the quarter. Deferred income related to the Company's products is recognized upon installation and customer acceptance of the systems. Deferred income related to service revenue is recognized over the life of the related service contract. Deferred income relative to the Company's licensing activities is recognized over the estimated useful life of the licensed technologies, or the period of any technology transfer support arrangements.

    On a product market application basis, system sales to the semiconductor industry were $50.0 million for the nine-month period ended September 30, 2001, a decrease of 26% as compared with system sales of $67.5 million in the comparable period in 2000. System sales to the micro-systems market, which includes sales to thin film head manufacturers, were $28.0 million, an increase of 161% as compared with sales of $10.7 million in the comparable period in 2000. This increase was primarily attributable to the sale of the Company's systems to micro-machining and optical networking device customers, partially offset by fewer sales of the Company's systems to thin film head customers.

    For the nine-month period ended September 30, 2001, international net sales were $57.7 million, or 53% of total net sales, as compared with $57.0 million, or 54% of total net sales for the comparable period in 2000. The increase in international sales, in terms of absolute dollars, was primarily attributable to increased sales of the Company's Saturn Spectrum 3 Wafer Stepper to semiconductor packaging companies in the Japan and Asia, excluding Japan, territories. The Company anticipates that a substantial portion of its overall sales will continue to come from semiconductor packaging manufacturers in the Japan and Asia, excluding Japan, territories. The Company's operations in foreign countries are not generally subject to significant exchange rate fluctuations, principally because sales contracts for the Company's systems are generally denominated in U.S. dollars. In Japan, however, orders are typically denominated in Japanese yen. This subjects the Company to the risk of currency fluctuations. The Company attempts to mitigate this exposure through the use of foreign exchange contracts; however, this effort can be costly and there can be no assurance of the success of any such efforts. International sales expose the Company to a number of additional risks, including fluctuations in the value of local currencies relative to the U.S. dollar, which, in turn, impact the relative cost of ownership of the Company's products. (See "Additional Risk Factors: International Sales; Japanese Market").

    Both the semiconductor and thin film head industries are presently experiencing severe downturns due, in part, to the macro-economic conditions facing the U.S. and world economies. Although the Company's total backlog increased substantially during 2000, the Company's backlog has decreased substantially during the nine-month period ended September 30, 2001. This decline was a result of slowing order rates and customer cancellations. Additionally, the Company has recently experienced a high level of customer reschedulings. The Company presently believes that weakness in orders may continue for at least the next couple of quarters, materially adversely impacting the Company's sales, gross margins and results of operations. Further, the anticipated timing of shipments and customer acceptances will require the Company to fill a number of production slots in the current quarter in order to meet its near-term sales targets. If the Company is unsuccessful in its efforts to secure those production orders, or if existing production orders are delayed or cancelled, its results of operations will be materially adversely impacted in the near-term. Accordingly, the Company can give no assurance that it will be able to achieve or maintain its current or prior level of sales.

    As a result of current order trends, the severe downturn in the electronics industries and generally weak macro-economic conditions, the Company presently expects that net sales for the quarter ending December 31, 2001 will be substantially lower than net sales in the comparable period in 2000 and sequentially lower than net sales recognized in the quarter ended September 30, 2001. Further, the Company anticipates that it will experience operating and net losses for the three-month period ending December 31, 2001. Because the Company's net sales are subject to a number of risks, including intense competition in the capital equipment industry and the timing and market acceptance of the Company's products, there can be no assurance that the Company will exceed or maintain its current or prior level of net sales for any period in the future.

Gross profit (loss)

    The Company's gross profit (loss) as a percentage of net sales, or gross margin, was (10.5%) for the quarter ended September 30, 2001, as compared with 40.3% for the comparable period in 2000. Exclusive of special charges, gross margin for the quarter ended September 30, 2001 was 34.7%. For the nine-month period ended September 30, 2001, gross margin was 33.2%, as compared with 36.6% for the comparable period in 2000. Exclusive of special charges, gross margin for the nine-month period ended September 30, 2001 was 43.3%. On a comparative basis, gross margin was favorably impacted in the three and nine-month periods ended September 30, 2001 by higher weighted-average selling prices, increased licensing and licensing support revenues and cost-containment measures. Gross margin for the quarter and nine-month period ended September 30, 2001 was adversely impacted by a special charge of $11.0 million relating to the discontinuance of the Company's XLS product platform and dramatically higher manufacturing and after-sales inefficiencies, resulting from lower production and shipment volumes.

    As a direct result of dramatically worsening conditions in the semiconductor industry, heightened by the events of September 11th, which further weakened the U.S. and world economies, the Company decided to discontinue its XLS reduction stepper production and focus its efforts on developing next-generation platforms for its reduction technologies, principally 157nm. As a result of this decision, the Company recognized inventory write-downs of $8.5 million and additional purchase order commitment reserves of $2.5 million.

    The Company believes that gross margin for the quarter ending December 31, 2001 will be lower than levels achieved during the comparable period a year ago, resulting primarily from higher inefficiencies caused by decreased production and shipment levels, partially offset by cost containment measures. Further weakness in the Company's business may result in a higher risk of inventory obsolescence, which would materially adversely impact results of operations. In particular, the Company has made significant investments in long-lead items relating to the introduction of its 157nm reduction stepper technologies. These assets face certain technology risks in addition to the risks inherent with slowing business conditions. Additionally, increased price-based competition may contribute to further erosion of gross margin.

    New products generally have lower gross margins until there is widespread market acceptance and until production and after-sales efficiencies can be achieved. Should the Saturn Spectrum 3, Verdant laser thermal processing system or the Company's advanced reduction stepper offerings, fail to develop or generate significant market demand, the Company's business, financial condition and results of operations would be materially adversely affected.

Research, development and engineering expenses

    The Company's research, development and engineering expenses were $5.9 million for the quarter ended September 30, 2001, as compared with $6.7 million for the comparable period in 2000. For the nine-month period ended September 30, 2001, the Company's research, development and engineering expenses were $19.7 million, as compared with $19.8 million for the comparable period in 2000. The current quarter decrease in spending was primarily attributable to cost containment measures implemented in 2001. The year-to-date decline in spending was primarily attributable to the shutdown of the Company's UltraBeam operations, which occurred early in the second quarter of 2000, and cost containment measures implemented in 2001, partially offset by increased spending on the Company's laser thermal processing and 1X and advanced reduction stepper technologies.

    The Company continues to invest significant resources in the development and enhancement of its Verdant laser thermal processing systems and technologies, together with continuing expenditures for its 1X and advanced reduction optical products and technologies. The Company presently expects that the absolute dollar amount of research, development and engineering expenses for the quarter ending December 31, 2001 will be lower than levels incurred in the comparable period in 2000, primarily as a result of continuing cost containment efforts.

Amortization of goodwill

    Amortization of goodwill was $0.4 million for the quarter ended September 30, 2001, as compared with $0.5 million for the comparable period in 2000. The Company anticipates that amortization will decline to $0.1 million for the quarter ending December 31, 2001, as a direct result of impairment charges recognized on certain intangible assets acquired in the acquisition of the Company's reduction stepper business in 1998 (see "Restructure of operations"). For the nine-month period ended September 30, 2001, the Company's amortization of goodwill was $1.4 million, as compared with $1.6 million for the comparable period in 2000.

Selling, general and administrative expenses

    Selling, general and administrative expenses were $6.8 million for the quarter ended September 30, 2001, as compared with $8.6 million for the comparable period in 2000. As a percentage of net sales, selling, general and administrative expenses increased to 27.9% in the quarter ended September 30, 2001, as compared with 20.3% of net sales for the comparable period in 2000. The current quarter decline, in absolute dollars, was primarily attributable to cost containment measures implemented in 2001, lower sales and support expenses typically associated with a decline in sales and lower required employee profit sharing provisions. For the nine-month period ended September 30, 2001, selling, general and administrative expenses were $23.5 million, as compared with $22.3 million for the comparable period in 2000. On a year-to-date basis, selling, general and administrative expenses increased to 21.5%, as compared with 21.1% for the comparable period in 2000. The Company presently anticipates that selling, general and administrative expenses for the three-month period ending December 31, 2001 will decrease, relative to the comparable period in 2000, due primarily to lower anticipated net sales and continued efforts at cost containment.

Restructure of operations

    In September 2001, the Company reached a decision to consolidate its manufacturing operations and eliminate approximately 20% of its workforce. As a result of this decision, the Company recognized a restructuring charge of $12.0 million in the quarter ended September 30, 2001. The non-cash components of this charge include a $4.1 million impairment charge for intangible assets related to the Company's XLS reduction product platform acquired in 1998 and a $1.2 million impairment charge for fixed assets to be disposed of in conjunction with the consolidation of manufacturing facilities. The cash components of this charge include $4.3 million for estimated expenditures related to the closure of facilities, $1.9 million for employee severance costs and $0.5 million of other restructuring costs. As of September 30, 2001, the amount of restructuring costs accrued but unpaid was $6.3 million.

Shutdown of operations

    During the quarter ended June 30, 2000, the Company shutdown the operations of its UltraBeam unit. As a direct result of this decision, the Company recognized a charge in the quarter ended June 30, 2000 of $8.0 million, or $0.38 per share (diluted). During the quarter ended September 30, 2000, the Company recognized an additional charge of $1.7 million, or $0.08 per share (diluted) primarily attributed to revised estimates of amounts to be realized upon the sale of operating assets. For the nine-month period ended September 30, 2001, the Company recognized a total charge of $9.7 million related to the shutdown of UltraBeam. At September 30, 2001, there were no outstanding payables or accruals associated with this charge.

Gain on sale of land

    During the quarter ended September 30, 2000, the Company exercised an option it held to purchase 6.34 acres of undeveloped land it leased in San Jose, California and sold this property to a third party. This transaction resulted in a net gain of $16.0 million before related income taxes, or $0.74 per share (diluted).

Interest and other income, net

    Interest and other income, net, which consists primarily of interest income, was $1.9 million for the quarter ended September 30, 2001, as compared with $2.0 million for the comparable period in 2000. For the nine-month period ended September 30, 2001, interest and other income, net, was $6.1 million, as compared with $5.5 million for the comparable period in 2000. The year-to-date increase was attributable to higher invested balances, partially offset by lower rates of return as a result of recent declines in short-term interest rates. As a result of these lower short-term interest rates, the Company presently anticipates that interest and other income, net, will be lower for the quarter ending December 31, 2001, as compared with the comparable period in 2000.

Income tax expense

    The Company recognized income taxes of $0.1 million and $0.9 million for the three-month and nine-month periods ended September 30, 2001, relating primarily to foreign income tax requirements. There was no income tax benefit recognized on the Company's pre-tax losses in 2001 and 2000, due to uncertainty related to the utilization of its net operating loss carry-forward. The difference between the rate recognized in the current quarter and the statutory rate is primarily attributable to certain deferred tax asset reserves recognized in prior years.

LIQUIDITY AND CAPITAL RESOURCES

    Net cash used in operating activities was $0.7 million for the nine-month period ended September 30, 2001, as compared with $5.7 million provided by operating activities during the comparable period in 2000. Cash used in operating activities was primarily attributable to the net loss of $15.4 million, partially offset by non-cash charges to income of $14.1 million and changes in operating assets and liabilities of $0.6 million. The increase in cash attributable to net changes in operating assets and liabilities was primarily attributable to a reduction in accounts receivable of $10.4 million and an increase in other current liabilities of $3.4 million, partially offset by a reduction in deferred license income of $5.4 million, a reduction in accounts payable of $4.6 million and a reduction in deferred product and services income of $3.5 million.

    The Company sells certain of its accounts receivable in order to mitigate its credit risk and to enhance cash flow. Sales of accounts receivable typically precede final customer acceptance of the system. Although credit risk effectively passes to the third party financial institution, among other terms and conditions, the agreements include provisions that require the Company to repurchase receivables if disputes arise with the customer regarding suitability of the product. At September 30, 2001, $2.6 million of sold accounts receivable were outstanding to third-party financial institutions. The Company may continue to sell certain of its accounts receivable in the future. There can be no assurance that this form of financing will be available on reasonable terms, or at all.

    The Company believes that because of the relatively long manufacturing cycle of certain of its systems, particularly newer products, the Company's inventories will continue to represent a significant portion of working capital. In particular, the Company recently increased its purchases of inventory, long-term demonstration inventory, long-term prepaid inventory and capital equipment for its Saturn Spectrum 3e wafer stepper, Verdant laser thermal processing system and its 157nm advanced reduction stepper. Higher inventory and capital asset levels may increase the risk of inventory obsolescence and asset impairment, which may adversely impact the Company's results of operations.

    The semiconductor industry is presently experiencing a severe downturn due, in part, to macro-economic conditions facing the U.S. and world economies. As a result, the Company has recently experienced significantly lower order rates for its systems and this trend may continue in the near-term. Prolonged weakness in the Company's business would place the Company's inventories at a greater risk of obsolescence. Lower demand for the Company's systems may lead to additional inventory write-offs and purchase commitment reserves, which would materially adversely impact the Company's results of operations. Additionally, worsening business conditions increase the likelihood of further restructuring of operations and impairments to the Company's assets, either of which would materially adversely impact results of operations.

    During the nine-month period ended September 30, 2001, net cash used in investing activities was $4.6 million, primarily attributable to capital expenditures of $4.3 million and a net investment in available-for-sale securities of $0.3 million.

    Cash provided by financing activities was $14.7 million during the nine-month period ended September 30, 2001, primarily attributable to proceeds of $15.9 million from the issuance of Common Stock pursuant to the Company's employee stock option and stock purchase plans, partially offset by the repayment of $1.2 million of notes payable.

    At September 30, 2001, the Company had working capital of $162.6 million. The Company's principal source of liquidity at September 30, 2001 consisted of $176.7 million in cash, cash equivalents and short-term investments.

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

Foreign Currency

    The Company uses foreign exchange contracts to hedge the risk that unremitted Japanese yen denominated receipts from customers for actual or forecasted sales of equipment after receipt of customer purchase orders and the unremitted Japanese yen denominated payments to suppliers for actual or forecasted deliveries of raw material from Japan after issuance of Company purchase orders may be adversely affected by changes in foreign currency exchange rates. As part of its overall strategy to manage the level of exposure to the risk of foreign currency exchange rate fluctuations, the Company attempts to hedge most of these Japanese yen denominated foreign currency exposures anticipated over the ensuing twelve-month period. At September 30, 2001, the Company had taken action to hedge approximately 100% of these Japanese yen denominated exposures. To hedge this exposure, the Company used foreign exchange contracts that generally have maturities of nine months or less, which generally will be rolled over to provide continuing coverage throughout the year. The

Company often closes foreign exchange sale contracts by purchasing an offsetting purchase contract. At September 30, 2001, the Company had contracts for the sale of $2.0 million and the purchase of $1.9 million of foreign currencies at fixed rates.

Adoption of the Euro

    The introduction of a European single currency, the Euro, was initially implemented as of January 1, 1999, and the transition period will continue through January 1, 2002. As of September 30, 2001, the adoption of the Euro has not had a material effect on the Company's foreign exchange and hedging activities or the Company's use of derivative instruments. While the Company will continue to evaluate the impact of the Euro introduction over time, based on currently available information, management does not believe that the introduction of the Euro currency will have a material adverse impact on the Company's financial condition or overall trends in results of operations.

ADDITIONAL RISK FACTORS

    Cyclicality of Semiconductor, Semiconductor Packaging and Thin Film Head Industries  The Company's business depends in significant part upon capital expenditures by manufacturers of semiconductors and micro-systems, including thin film head magnetic recording devices, which in turn depend upon the current and anticipated market demand for such devices and products utilizing such devices. The semiconductor industry historical has been highly cyclical and has experienced recurring periods of oversupply. This has, from time to time, resulted in significantly reduced demand for capital equipment including the systems manufactured and marketed by the Company. The semiconductor industry is presently experiencing a downturn. The Company also believes that markets for new generations of semiconductors and semiconductor packaging will also be subject to similar fluctuations. Accordingly, the Company can give no assurance that it will be able to achieve or maintain its current or prior level of sales.

    The Company attempts to mitigate the risk of cyclicality by participating in multiple markets including semiconductor, semiconductor packaging, thin film head and micromachining, as well as diversifying into new markets such as photolithography for optical networking. Despite such efforts, when one or more of such markets experiences a downturn or a situation of excess capacity, such as is presently occurring in the semiconductor and thin film head markets, the Company's net sales and operating results are materially adversely affected.

    During 2000 and 1999, approximately 18% and 30%, respectively, of the Company's net sales were derived from sales to microsystems manufacturers, including thin film head and optical networking device manufacturers. For the nine-month period ended September 30, 2001, approximately 32% of the Company's net sales were derived from sales to micro-systems manufacturers. The Company believes the TFH market is currently in a state of over-capacity and expects this situation to last for at least the next several quarters. This has and will continue to result in lower sales and delays or deferrals of customer orders from these industries, which will continue to materially adversely affect the Company's business, financial condition and results of operations in the near term. Additionally, the Company is experiencing increased competition in this market from Nikon, Canon and ASML. The Company's business and operating results would be materially adversely affected by continued downturns or slowdowns in the TFH market or by loss of market share.

    Highly Competitive Industry  The capital equipment industry in which the Company operates is intensely competitive. A substantial investment is required to install and integrate capital equipment into a semiconductor, semiconductor packaging or thin film head production line. The Company believes that once a device manufacturer or packaging subcontractor has selected a particular vendor's capital equipment, the manufacturer generally relies upon that equipment for the specific production line application and, to the extent possible, subsequent generations of similar products. Accordingly, it is difficult to achieve significant sales to a particular customer once another vendor's capital equipment has been selected. The Company experiences intense competition worldwide from a number of leading foreign and domestic stepper manufacturers, such as Nikon, Canon and ASML, all of which have substantially greater financial, marketing and other resources than the Company. Nikon supplies a 1X stepper for use in the manufacture of liquid crystal displays and Canon, Nikon and ASML offer reduction steppers for thin film head fabrication. With respect to the semiconductor packaging market, the Company experiences intense competition from various proximity aligner companies such as Suss Microtec AG (Karl Suss).

    Current thin film head front-end production involves manufacturing steps that require critical feature sizes. Although the Company's advanced reduction stepper product offerings address critical feature sizes, additional development of these product lines is necessary to fully address the unique requirements of thin film head manufacturing. ASML and Nikon have each introduced an i-line step-and-scan system as a lower cost alternative to the deep ultra-violet (DUV) step-and-scan system for use on the less critical layers. These systems compete with wide-field steppers, such as the Company's Saturn and Titan steppers, for advanced mix-and-match applications. In addition, the Company believes that the high cost of developing new lithography tools has increasingly caused its competitors to collaborate with customers and other parties in various areas such as research and development, manufacturing and marketing, or to acquire other competitors, thereby resulting in a combined competitive threat with significantly enhanced financial, technical and other resources. The Company expects its competitors to continue to improve the performance of their current products. These competitors have stated that they will introduce new products with improved price and performance characteristics that will compete directly with the Company's products. This could cause a decline in sales or loss of market acceptance of the Company's steppers, and thereby materially adversely affect the Company's business, financial condition and results of operations. There can be no assurance that enhancements to, or future generations of, competing products will not be developed that offer superior cost of ownership and technical performance features. The Company believes that to be competitive, it will require significant financial resources in order to continue to invest in new product development, features and enhancements, to introduce next generation stepper systems on a timely basis, and to maintain customer service and support centers worldwide. In marketing its products, the Company may also face competition from vendors employing other technologies. In addition, increased competitive pressure has led to intensified price-based competition in certain of the Company's markets, resulting in lower prices and margins. Should these competitive trends continue, the Company's business, financial condition and operating results would continue to be materially adversely affected. There can be no assurance that the Company will be able to compete successfully in the future.

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

    Lengthy Sales Cycle  Sales of the Company's systems depend, in significant part, upon the decision of a prospective customer to increase manufacturing capacity or to restructure current manufacturing facilities, either of which typically involves a significant commitment of capital. Many of the Company's customers have cancelled the development of new manufacturing facilities and have substantially reduced their capital equipment budgets. In view of the significant investment involved in a system purchase, the Company has experienced and may continue to experience delays following initial qualification of the Company's systems as a result of delays in a customer's approval process. Additionally, the Company is presently receiving orders for systems that have lengthy delivery schedules, which may be due to longer production lead times or a result of customers' capacity scheduling requirements. In order to maintain or exceed the Company's present level of net sales, the Company is dependent upon obtaining orders for systems that will ship and be accepted in the current period. There can be no assurance that the Company will be able to obtain those orders. For these and other reasons, the Company's systems typically have a lengthy sales cycle during which the Company may expend substantial funds and management effort in securing a sale. Lengthy sales cycles subject the Company to a number of significant risks, including inventory obsolescence and fluctuations in operating results, over which the Company has little or no control.

    Customer Concentration  Historically, the Company has sold a substantial portion of its systems to a limited number of customers. In 2000, one customer accounted for approximately 10% of total net sales. In 1999, no single customer accounted for 10% or more of the Company's net sales. For the nine-month period ended September 30, 2001, no single customer accounted for 10% or more of total net sales. However, one customer accounted for $2.3 million and $6.9 million of licensing revenue for the three and nine-month periods ended September 30, 2001, respectively, from an agreement that expires February 2002. The Company expects that sales to a relatively few customers will continue to account for a high percentage of its net sales in the foreseeable future and believes that the Company's financial results depend in significant part upon the success of these major customers and the Company's ability to meet their future capital equipment needs. Although the composition of the group comprising the Company's largest customers may vary from period to period, the loss of a significant customer or any reduction in orders by any significant customer, including reductions due to market, economic or competitive conditions in the semiconductor, semiconductor packaging or micro-systems industries or in the industries that manufacture products utilizing integrated circuits, thin film heads or micro-machined components, may have a material adverse effect on the Company's business, financial condition and results of operations. The Company's ability to maintain or increase its sales in the future will depend, in part, upon its ability to obtain orders from new customers as well as the financial condition and success of its existing customers, the semiconductor and thin film head industries and the economy in general, of which there can be no assurance. (See "Additional Risk Factors: Cyclicality of Semiconductor, Semiconductor Packaging and Thin Film Head Industries").

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

Intellectual Property Rights

    Although the Company attempts to protect its intellectual property rights through patents, copyrights, trade secrets and other measures, it believes that any success will depend more upon the innovation, technological expertise and marketing abilities of its employees. Nevertheless, the Company has a policy of seeking patents when appropriate on inventions resulting from its ongoing research and development and manufacturing activities. The Company owns various United States and foreign patents, which expire on dates ranging from May 2002 to December 2018, and has various United

States and foreign patent applications pending. The Company also has various registered trademarks and copyright registrations covering mainly software programs used in the operation of its stepper systems. The Company also relies upon trade secret protection for its confidential and proprietary information. There can be no assurance that the Company will be able to protect its technology adequately or that competitors will not be able to develop similar technology independently. There can be no assurance that any of the Company's pending patent applications will be issued or that foreign intellectual property laws will protect the Company's intellectual property rights. In addition, litigation may be necessary to enforce the Company's patents, copyrights or other intellectual property rights, to protect the Company's trade secrets, to determine the validity and scope of the proprietary rights of others or to defend against claims of infringement. Such litigation could result in substantial costs and diversion of resources and could have a material adverse effect on the Company's business, financial condition and results of operations, regardless of the outcome of the litigation. There can be no assurance that any patent issued to the Company will not be challenged, invalidated or circumvented or that the rights granted thereunder will provide competitive advantages to the Company. Furthermore, there can be no assurance that others will not independently develop similar products, duplicate the Company's products or, if patents are issued to the Company, design around the patents issued to the Company. Additionally, the Company presently has several agreements in force to license certain of its technologies. Challenges to, or invalidation of, patents related to those technologies would expose the Company to the risk of forfeiture of revenues and further risk of damage claims.

    On February 29, 2000, in the U.S. District Court of Virginia, the Company filed patent infringement lawsuits against Nikon, Canon and ASM Lithography. In April 2000, the Company reached a settlement with Nikon and in September 2001, the Company reached a settlement with Canon. The litigation against ASM Lithography is ongoing. The Company has recently been sued in the District Court in Massachusetts for alleged infringement of certain patents owned by Silicon Valley Group, Inc. ("SVG"), a company recently acquired by ASM Lithography. This case is very new and the Company is evaluating the claim.

    Although there are no pending lawsuits against the Company regarding infringement claims with respect to any existing patent or any other intellectual property right (with the exception of the SVG claim), the Company has from time to time been notified of claims that it may be infringing intellectual property rights possessed by third parties. Certain of the Company's customers have received notices of infringement from Technivision Corporation and the Lemelson Medical, Education and Research Foundation, Limited Partnership alleging that the manufacture of certain semiconductor products and/or the equipment used to manufacture those semiconductor products infringes certain issued patents. The Company has been notified by certain of these customers that the Company may be obligated to defend or settle claims that the Company's products infringe any of such patents and, in the event it is subsequently determined that the customer infringes any of such patents, they intend to seek reimbursement from the Company for damages and other expenses resulting from this matter.

    Although there are no pending lawsuits against the Company regarding infringement claims with respect to any existing patents or any other intellectual property rights (with the exception of the SVG claim), there can be no assurance that infringement claims by third parties or claims for indemnification resulting from infringement claims in the future will not be asserted, or that such assertions, if proven to be true, will not materially adversely affect the Company's business, financial condition and results of operations, regardless of the outcome of any litigation. With respect to any such future claims, the Company may seek to obtain a license under the third party's intellectual property rights. There can be no assurance, however, that a license will be available on reasonable terms or at all. The Company could decide, in the alternative, to resort to litigation to challenge such claims. Such challenges could be extremely expensive and time consuming and could materially adversely affect the Company's business, financial condition and results of operations, regardless of the outcome of any litigation.

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

    International Sales; Japanese Market  International net sales accounted for approximately 54% and 53% of total net sales for the years 2000 and 1999, respectively. For the nine-month period ended September 30, 2001, international net sales accounted for approximately 53% of total net sales, as compared with 54% for the comparable period in 2000. The Company anticipates that international sales, which typically have lower gross margins than domestic sales, principally due to increased competition and higher field service and support costs, will continue to account for a significant portion of total net sales and may increase as a percentage of total net sales in the near-term. As a result, a significant and growing portion of the Company's net sales will continue to be subject to certain risks, including dependence on outside sales representative organizations; transitions to direct sales organizations from outside sales representative organizations, such as the Company is currently undertaking in Taiwan; unexpected changes in regulatory requirements; difficulty in satisfying existing regulatory requirements; exchange rate fluctuations; tariffs and other barriers; political and economic instability; difficulties in accounts receivable collections; natural disasters; difficulties in staffing and managing foreign subsidiary and branch operations; and potentially adverse tax consequences. Although the Company generally transacts its international sales in U.S. dollars, international sales expose the Company to a number of additional risk factors, including fluctuations in the value of local currencies relative to the U.S. dollar, which, in turn, impact the relative cost of ownership of the Company's products and may further impact the purchasing ability of its international customers. In Japan, however, the Company has commenced direct sales operations and orders are often denominated in Japanese yen. This may subject the Company to a higher degree of risk from currency fluctuations. The Company attempts to mitigate this exposure through the use of foreign exchange contracts. The Company is also subject to the risks associated with the imposition of legislation and regulations relating to the import or export of semiconductors and thin film head products. The Company cannot predict whether changes to quotas, duties, taxes or other charges or restrictions will be implemented by the United States, Japan or any other country upon the importation or exportation of the Company's products in the future. There can be no assurance that any of these factors or the adoption of restrictive policies will not have a material adverse effect on the Company's business, financial condition and results of operations.

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

    California Energy Crisis  The Company's headquarters and principal operations are located in the San Francisco Bay Area of California. California has recently found itself in a utility crisis caused, in part, by a lack of affordable power sources and the financial instability of several of its primary providers. The San Francisco Bay Area has undergone several periods of "rolling blackouts", a technique used by the Company's power provider to conserve its resources. The Company's operations have been temporarily halted on several occasions as a result of these conservation measures, although these interruptions have not occurred in the last six months. Additionally, the Company has recently been notified of, and is presently experiencing, significantly higher utility rates. Additional suspensions of the Company's operations or increases in utility rates could result in materially higher costs and lost revenues, either of which would materially adversely impact the Company's business, financial condition and results of operations.

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

    Terrorist Attacks and Threats, and Government Responses Thereto, May Negatively Impact All Aspects of Our Operations, Revenues, Costs and Stock Price.  The recent terrorist attacks in the United States, and the United States retaliation therefor, and any similar future events may disrupt our operations or those of our customers and suppliers and may affect the availability of materials needed to manufacture our products or the means to transport those materials to manufacturing facilities and finished products to customers. In addition, any of these events could increase volatility in the United States and world financial markets which may limit the capital resources available to the Company or its customers or suppliers, which could result in decreased orders from customers, less favorable financing terms from suppliers, and scarcity or increased costs of materials and components of our products. Any of these occurrences could have a significant impact on our operating results, revenues and costs and may result in increased volatility of the market price of our Common Stock.

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
(b) Reports on Form 8-K
Current Reports on Form 8-K, dated August 23, 2001 and September 28, 2001 were filed during the quarter ended September 30, 2001, reporting updates to the Company's quarterly teleconference guidance.

SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ULTRATECH STEPPER, INC. (Registrant)
Date:	November 9, 2001	By:	/s/Bruce R. Wright Bruce R. Wright Senior Vice President, Finance and Chief Financial Officer (Duly Authorized Officer and Principal Financial and Accounting Officer)

QuickLinks

  PART 1. FINANCIAL INFORMATION
  Item 1. Condensed Consolidated Financial Statements
CONDENSED CONSOLIDATED BALANCE SHEETS
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
Ultratech Stepper, Inc. Notes to Condensed Consolidated Financial Statements (Unaudited) September 30, 2001
  Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
  Item 3. Quantitative and Qualitative Disclosures About Market Risk
  PART 2: OTHER INFORMATION
SIGNATURES