Form 10-Q/A
period 2001-09-30
ULTRATECH STEPPER INC
filed 2001-11-13
CIK 909791

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A

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

ULTRATECH STEPPER, INC.

THIS AMENDMENT TO THE COMPANY'S 10-Q, AS ORIGINALLY FILED, CORRECTS A TYPOGRAPHICAL ERROR ON THE BALANCE SHEET.

PART 1. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)	Sept. 30, 2001	Dec. 31, 2000*
	(Unaudited)
ASSETS
Current assets:
Cash, cash equivalents and short-term investments	$176,709	$163,681
Accounts receivable, net	13,497	23,942
Inventories	28,745	30,262
Prepaid expenses and other current assets	1,974	3,129

Total current assets	220,925	221,014
Equipment and leasehold improvements, net	25,797	28,833
Demonstration inventories, net	5,636	6,542
Intangible assets, net	1,334	6,880
Other assets	2,586	800

Total assets	$256,278	$264,069

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Notes payable	$—	$1,152
Accounts payable	7,678	12,228
Deferred product and service income	3,245	6,728
Deferred license income	16,935	22,369
Other current liabilities	30,486	27,103

Total current liabilities	58,344	69,580
Other liabilities	188	232
Stockholders' equity:
Common stock	23	22
Additional paid-in capital	195,415	179,530
Accumulated other comprehensive gain (loss), net	2,730	(299)
Treasury stock	(6,867)	(6,867)
Retained earnings	6,445	21,871

Total stockholders' equity	197,746	194,257

Total liabilities and stockholders' equity	$256,278	$264,069

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