Form 10-K405
period 2001-12-31
ULTRATECH STEPPER INC
filed 2002-03-27
CIK 909791

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

        (Mark One)

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Fiscal Year Ended December 31, 2001

or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from                              to

Commission File Number: 0-22248

ULTRATECH STEPPER, INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	94-3169580 (I.R.S. Employer Identification No.)
3050 Zanker Road San Jose, California (Address of principal executive offices)	95134 (Zip Code)

(408) 321-8835
(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:
 None

Securities registered pursuant to Section 12(g) of the Act:
 Common Stock, $0.001 Par Value Per Share;
Preferred Stock Purchase Rights

        Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

        The aggregate market value of voting stock held by non-affiliates based on the closing sale price of the Common Stock on March 18, 2002, as reported on the Nasdaq National Market was approximately $333,000,000. Shares of Common Stock held by each officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded from this computation in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

        As of March 18, 2002, the Registrant had 22,519,926 shares of Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's Proxy Statement for the Annual Meeting of Stockholders to be held on June 6, 2002 are incorporated by reference into Part III of this Annual Report on Form 10-K.

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

The Company

        Ultratech Stepper, Inc. ("Ultratech" or the "Company") develops, manufactures and markets photolithography equipment designed to reduce the cost of ownership for manufacturers of integrated circuits, including advanced packaging processes and various nanotechnology components, including thin film head magnetic recording devices ("thin film heads" or "TFHs"). The Company supplies step-and-repeat systems based on one-to-one ("1X") and reduction optical technology to customers located throughout North America, Europe, Japan and the rest of Asia. Ultratech believes that its 1X steppers offer cost and certain performance advantages, as compared with competitors' reduction steppers, to semiconductor device manufacturers for applications involving line geometries of 0.65 microns or greater ("noncritical feature sizes") and to nanotechnology manufacturers. The Company's 1X steppers do not currently address applications involving line geometries of less than 0.65 microns ("critical feature sizes"). Advanced packaging for integrated circuits, specifically "bump or wafer level CSP" techniques, requires lithography steps in the fabrication process. Ultratech continues to enhance its product offerings for bump and wafer level CSP processing with the introduction of an improved version of the flagship bump lithography tool, the Saturn Spectrum 3e. Additionally, the Company has developed two new "bump specific lithography tools", the Saturn Spectrum 300 and the Prisma-ghi in order to broaden its advanced packaging market base into 300mm bumping and R&D packaging activities. The Company's 1X steppers are also used as replacements for scanners in existing fabrication facilities to enable semiconductor manufacturers to extend the useful life and increase the capabilities of their facilities. In addition, the Company's steppers are used to manufacture high volume, low cost semiconductors used in a variety of applications such as telecommunications, automotive control systems, power systems and consumer electronics. Ultratech also supplies 1X photolithography systems to thin film head manufacturers and believes that its steppers offer advantages over certain competitive reduction lithography tools with respect to field size, throughput, specialized substrate handling and cost. Additionally, the Company supplies 1X photolithography equipment to various other nanotechnology markets, where certain technical features, such as high resolution at g-line wavelengths and depth of focus, may offer advantages over competing tools. Ultratech has developed and commenced shipment of the model 1600DSA stepper, with specific design modifications to address the unique requirements of the nanotechnology market, including dual-side wafer processing capability.

        The Company's products and markets are more fully described, below.

Background

        The fabrication of devices such as integrated circuits ("semiconductors" or "ICs") requires a large number of complex processing steps, including deposition, photolithography and etching. Deposition is a process in which a layer of either electrically insulating or electrically conductive material is deposited on the surface of a wafer. The photolithographic imaging process imprints device features on a light sensitive polymer photoresist. After development of the photoresist, etching selectively removes material from areas not covered by the imprinted pattern.

        Photolithography is one of the most critical and expensive steps in IC device manufacturing. According to the Semiconductor Industry Association, a significant portion of the cost of processing silicon wafers in the fabrication of ICs is related to photolithography. Photolithography exposure equipment is used to image device features on the surface of thin deposition films by selectively exposing a light sensitive polymer photoresist coated on the wafer surface, through a photomask containing the master image of a particular device layer. Exposure of each process layer imprints a different set of features on the device. These device layers must be properly aligned to previously defined layers before imaging takes place, so that structures formed on the wafers are correctly placed, one on top of the other, in order to ensure a functioning device.

        Since the introduction of the earliest commercial photolithography tools for IC manufacturing in the early 1960s, a number of tools have been introduced to enable manufacturers to produce increasingly complex devices that incorporate progressively finer line widths. In the late 1970s, photolithography tools known as step-and-repeat projection aligners, or steppers, were introduced. Unlike prior tools, such as contact printers and proximity aligners, which required the photomask to physically contact the wafer in order to transfer the entire pattern during a single exposure, and scanners, which transferred the device image by scanning a narrow slit of light across the entire photomask and wafer in a single, continuous motion, steppers expose only a small square or rectangular portion of the wafer in a single exposure, then move or "step" to an adjacent site to repeat the exposure. This stepping process is repeated as often as necessary until the entire wafer has been exposed. By imaging a small area, steppers are able to achieve finer resolution, improved image precision and better alignment between the multiple device layers with higher yield and productivity in certain devices than possible with earlier tools. Since the late 1980s, 1X steppers have become a critical tool for the fabrication of thin film heads because of their performance characteristics. Thin film heads are devices that form the small read/write component in advanced disk drives and have enabled disk drives to increase in speed and memory capacity and perform more efficiently. Steppers are currently the predominant lithography tools used in the manufacture of devices such as ICs and TFHs. The Company believes that manufacturers of leading-edge TFH devices are relying increasingly on reduction steppers to address the more critical feature sizes for these devices in their front-end applications.

        The two principal types of steppers currently in use by the semiconductor industry are reduction steppers, which are the most widely used steppers, and one-to-one steppers. Reduction steppers, which typically have reduction ratios of four or five-to-one, are tools in which the photomask pattern containing the design is typically four or five times larger than the device pattern that is to be exposed on the wafer surface. Additionally, step-and-scan systems address device sizes of .35 micron and below. In contrast to steppers, which expose the entire field in a single exposure, step-and-scan systems scan across the field until the entire field is exposed.

        The principal advantage of reduction steppers and step-and-scan systems is that they may be used in manufacturing steps requiring critical feature sizes and are therefore necessary for manufacturing advanced ICs. One-to-one steppers, on the other hand, are tools in which the photomask containing the design is the same size as the device pattern that is exposed on the wafer surface. Current one-to-one steppers, unlike most current reduction steppers, are based on different technology which incorporates both reflective and refractive elements in its optical lens imaging system that, although highly sophisticated in design, is much simpler than a current reduction stepper's lens imaging system which incorporates only refractive elements. As a result, current 1X steppers are generally less expensive than the current reduction steppers required for critical feature sizes. Because of their optical design, 1X steppers typically are also able to deliver greater energy to the wafer surface, which generally results in higher throughput than is achievable with most reduction steppers. One-to-one steppers, however, are currently limited to use in manufacturing steps involving noncritical feature sizes. Accordingly, the

Company believes that sales of these systems are highly dependent upon capacity expansions by its current 1X customers.

        In the past, manufacturers of ICs and similar devices purchased capital equipment based principally on technological capabilities. In view of the significant capital expenditures required to construct, equip and maintain fabrication facilities, relatively short product cycles and manufacturers' increasing concern for overall fabrication costs, the Company believes that manufacturers of ICs and thin film heads increasingly are focusing on reducing their total cost to manufacture a device. A major component of this cost is the cost of ownership of the equipment used for a particular application in a fabrication facility. Cost of ownership is measured in terms of the costs associated with the acquisition of equipment, as well as factors such as throughput, yield, up-time, service, labor overhead, maintenance, and various other costs of owning and using the equipment. With increasing importance being placed upon a system's overall cost of ownership, in many cases the system with the most technologically advanced capabilities will not necessarily be the manufacturing system of choice. As part of the focus on cost reduction, the Company believes that device manufacturers are attempting to extend the useful life and enhance the production capabilities of fabrication facilities by selecting equipment that can replace existing tools while offering better performance in a cost-effective manner.

Products

        The Company currently offers three different series of 1X systems for use in the semiconductor fabrication process: the model 1500 Series, which addresses the markets for scanner replacement, high volume/low cost semiconductor fabrication and R&D packaging activities; the Saturn Wafer Stepper® Family, which addresses the market for mix-and-match in advanced semiconductor fabrication and bump processing for flip chips; and the Titan Wafer Stepper®, which addresses the markets for scanner replacement and high volume/low cost semiconductor fabrication. These steppers currently offer feature size capabilities ranging from 2.0 microns to 0.65 microns and typically range in price from $900,000 to $3.4 million per system. The model 1500 Series and the Titan Wafer Stepper offer g- and h-line illumination specifications. The Saturn Wafer Stepper Family features an i-line illumination specification that is designed to make them compatible with advanced i-line reduction steppers. In bump processing, the Company offers its Saturn Spectrum 3, Saturn Spectrum 3e, Prisma-ghi and the Saturn Spectrum 300. The Saturn Spectrum 3e was developed for high volume bump and wafer level CSP manufacturing. The Prisma-ghi was developed as a lower cost, low volume/R&D bump stepper. The Saturn Spectrum 300 is the Company's first product offering to support 300mm bump manufacturing. All of these bump steppers provide broadband (g, h and i-line) exposure, and are used in conjunction with electroplating to produce a pattern of bumps, or metal connections, on the bond pads of the die for flip chip devices. This pattern can be placed in a tight array across the entire die, as opposed to the conventional method of wire bonding which is limited to the periphery of the die. This allows manufacturers to shrink the die size. The flip chip device can then be placed in a small outline package or directly on a printed circuit board. The Saturn and Titan widefield systems have a unique D-shaped field that allows for a one-to-one field match with step-and-scan systems, or a two-to-one match with reduction steppers. The D-shaped field is designed to allow the semiconductor manufacturer to optimize overlay and throughput for its non-critical mix-and-match layers.

        The Company has introduced a stepper with enhanced capabilities directed at TFH backend, or rowbar processing applications. The model 1900 Series steppers are used to expose the Air Bearing Surface (ABS) pattern on these rowbars.

        The Company also offers photolithography equipment for use in various nanotechnology markets. Nanotechnology manufacturing combines electronics with mechanics in small devices for detection and control of a wide variety of parameters. Examples include accelerometers used to activate air bags in automobiles, and membrane pressure sensors used in industrial control systems. These micromachined devices are manufactured on silicon substrates using photolithographic techniques similar to those used for manufacturing semiconductors and thin film head devices. In 2000, the Company introduced and shipped a new product into the nanotechnology market, based on the 1500 Series steppers, incorporating Dual Side Alignment ("DSA") capability for applications requiring lithography on both sides of a wafer. The Company believes that its new 1600DSA stepper enhances the capabilities of the 1500 Series steppers by offering the first stepper with Dual Side Alignment capability, providing customers with a 1X stepper solution to this special processing requirement. Additionally, the Company believes that its 1500 Series steppers and the Saturn Wafer Stepper Family offer resolution and depth of focus advantages over alternative technologies, to the manufacturers of nanotechnology components.

        The Company also offers a reduction stepper product line for selected semiconductor markets. The 193nm (small field) and XLS 157nm (small and mid field) systems are deep ultra-violet ("DUV") tools used for advanced research and development semiconductor materials and processes.

        The Company also sells upgrades and refurbishments to certain older product lines in its installed base. These refurbished older systems typically have a purchase price that is significantly lower than the purchase price for the Company's new systems.

        Features of the Company's current stepper systems are set forth below:

Product Line	Wavelength	Minimum Feature Size (microns)
1X Steppers:
Model 1500 Series	gh-line	0.8–1.0
Model 1900 Series	gh-line	1.0–2.0
1600DSA	gh-line	1.0–2.0
Prisma-ghi	ghi-line	4.0
Saturn Wafer Stepper	i-line	0.65–1.0
Saturn Spectrum 3[e]	ghi-line	2.0
Saturn Spectrum 300	ghi-line	2.0
Star 100™	gh-line	0.8–1.0
Titan Wafer Stepper	gh-line	0.75–1.2
Titan 300 Wafer Stepper	gh-line	1.0–1.2
Reduction Steppers:
193nm	DUV (193 nm)	0.16
157nm	DUV (157 nm)	0.10

Research, Development and Engineering

        The semiconductor and nanotechnology (which includes thin film heads) industries are subject to rapid technological change and new product introductions and enhancements. The Company believes that continued and timely development and introduction of new and enhanced systems is essential for the Company to maintain its competitive position. The Company has made a substantial investment in the research and development of its core optical technology, which the Company believes is critical to its financial results. The Company intends to continue to develop its technology and to develop innovative products and product features to meet customer demands. Current engineering projects include: the continued research and development and process insertion for the Company's laser thermal processing technologies; continued development of the Company's 1X and reduction optical products, including the Company's 1X 300mm tool for bump processing and Company's 157nm reduction stepper; and development of larger and more flexible optical systems. Other research and development efforts are currently focused on reliability improvement; manufacturing cost reduction; and performance enhancement and development of new features for existing systems, both for inclusion in the Company's systems and to meet specific customer order requirements. These research and development efforts are undertaken, principally, by the Company's research, development and engineering organizations and costs are generally expensed as incurred. Other operating groups within the Company support the Company's research, development and engineering efforts, and the associated costs are charged to these organizations as incurred. The Company also has programs devoted to the development of new photolithography systems, including new generations of photolithography systems for existing and new markets, enhancements and extensions of existing photolithography systems for existing and new markets and custom engineering for specific customers.

        The Company works with many customers to develop technology required to manufacture advanced devices or to lower the customer's cost of ownership. The Company maintains an engineering department that supports customer design of 1X stepper photomasks for both test and production purposes and an applications engineering group that assist customers in optimizing the use of the Company's systems.

        The Company has historically devoted a significant portion of its financial resources to research and development programs and expects to continue to allocate significant resources to these efforts in the future. As of December 31, 2001, the Company had approximately 73 full-time employees engaged in research, development, and engineering. For 2001, 2000 and 1999, total research, development, and engineering expenses were approximately $25.8 million, $26.8 million and $27.7 million, respectively, and represented 19.7%, 18.3% and 24.5% of the Company's net sales, respectively.

Sales and Service

        The Company markets and sells its products in North America, Europe and Japan principally through its direct sales organization. The Company sells its products in the Asia/Pacific region, excluding Japan and Taiwan, primarily through outside sales organizations. In January 2001, the Company terminated its relationship with its Taiwanese distributor and has established a direct sales force in Taiwan. (See "Additional Risk Factors: International Sales; Japanese Market").

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

        The Company believes that as semiconductor and nanotechnology device manufacturers produce increasingly complex devices, they will require an increased level of support. Reliability, performance, yield, cost, uptime and mean time between failures are increasingly important factors by which customers evaluate potential suppliers of photolithography equipment. The Company believes that the strength of its worldwide service and support organization is an important factor in its ability to sell its systems, maintain customer loyalty and reduce the maintenance costs of its systems. In addition, the Company believes that working with its suppliers and customers is necessary to ensure that the Company's systems are cost effective, technically advanced and designed to satisfy customer requirements.

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

Manufacturing

        The Company performs all of its manufacturing activities (final assembly, system testing and certain subassembly) in clean room environments totaling approximately 26,000 square feet. These facilities are located in San Jose, California. Performing manufacturing operations in California exposes the Company to a higher risk of natural disasters, including earthquake. The Company is not insured against natural disasters and power shortages and the occurrence of such an event could materially adversely impact the Company's results of operations.

        The Company's manufacturing activities consist of assembling and testing components and subassemblies, which are then integrated into finished systems. The Company is relying increasingly on a limited number of outside vendors and subcontractors to manufacture certain components and subassemblies. This strategy has enabled the Company to increase its manufacturing capacity. The Company orders one of the most critical components of its technology, the glass for its 1X lenses, from suppliers on purchase orders. The Company designs the 1X lenses and provides the lens specifications to other suppliers that grind the lens elements. The Company then assembles and tests the optical 1X lenses in its metrology laboratory. The Company has recorded the critical parameters of each of its optical lenses sold since 1982, and believes that such information enables it to supply lenses to its customers that match the characteristics of its customers' existing lenses. Additionally, the Company orders reduction lenses from suppliers on purchase orders. These lenses are designed to the Company's specifications and tested by the supplier.

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

        The Company maintains a company-wide quality program. The intent of the program is to provide continuous improvement in the Company's steppers and services to meet customer requirements. The Company trains all of its employees in basic quality skills and regularly participates in quality sharing meetings with other equipment manufacturers and customer quality audits of procedures and personnel. The Company's 1X operation achieved ISO 9001:1994 certification in 1996 and ISO 14001:1996 certification in March 2001. The Company's ISO 9001 certification was upgraded to the ISO 9001:2000 standard in January 2002. All certifications have been maintained uninterrupted through the date of this report.

Competition

        The capital equipment industry in which the Company operates is intensely competitive. A substantial investment is required to install and integrate capital equipment into a semiconductor, semiconductor packaging or nanotechnology device production line. The Company believes that once a device manufacturer or packaging subcontractor has selected a particular vendor's capital equipment, the manufacturer generally relies upon that equipment for the specific production line application and, to the extent possible, subsequent generations of similar products. Accordingly, it is difficult to achieve significant sales to a particular customer once another vendor's capital equipment has been selected. The Company experiences intense competition worldwide from a number of leading stepper manufacturers, such as Nikon Inc. ("Nikon"), Canon, Inc. ("Canon") and ASM Lithography ("ASML"), all of which have substantially greater financial, marketing and other resources than the Company. Nikon supplies a 1X stepper for use in the manufacture of liquid crystal displays and Canon, Nikon and ASML offer reduction steppers for thin film head fabrication. With respect to the semiconductor packaging and nanotechnology markets, the Company experiences intense competition from various proximity aligner companies such as Suss Microtec AG (Karl Suss).

        Current thin film head front-end production involves manufacturing steps that require critical feature sizes. Although the Company's advanced reduction stepper product offerings address critical feature sizes, additional development of these product lines is necessary to fully address the unique requirements of thin film head manufacturing. ASML, Canon and Nikon have each introduced an i-line step-and-scan system as a lower cost alternative to the DUV step-and-scan system for use on the less critical layers. These systems compete with wide-field steppers, such as the Company's Saturn and Titan steppers, for advanced mix-and-match applications. In addition, the Company believes that the high cost of developing new lithography tools has increasingly caused its competitors to collaborate with customers and other parties in various areas such as research and development, manufacturing and marketing, or to acquire other competitors, thereby resulting in a combined competitive threat with significantly enhanced financial, technical and other resources. The Company expects its competitors to continue to improve the performance of their current products. These competitors have stated that they will introduce new products with improved price and performance characteristics that will compete directly with the Company's products. This could cause a decline in sales or loss of market acceptance of the Company's steppers, and thereby materially adversely affect the Company's business, financial condition and results of operations. There can be no assurance that enhancements to, or future generations of, competing products will not be developed that offer superior cost of ownership and technical performance features. The Company believes that to be competitive, it will require significant financial resources in order to continue to invest in new product development, features and enhancements, to introduce next generation stepper systems on a timely basis, and to maintain customer service and support centers worldwide. In marketing its products, the Company may also face competition from vendors employing other technologies. In addition, increased competitive pressure has led to intensified price-based competition in certain of the Company's markets, resulting in lower prices and margins. Should these competitive trends continue, the Company's business, financial condition and operating results would continue to be materially adversely affected. There can be no assurance that the Company will be able to compete successfully in the future.

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

Intellectual Property Rights

        Although the Company attempts to protect its intellectual property rights through patents, copyrights, trade secrets and other measures, it believes that any success will depend more upon the innovation, technological expertise and marketing abilities of its employees. Nevertheless, the Company has a policy of seeking patents when appropriate on inventions resulting from its ongoing research and development and manufacturing activities. The Company owns various United States and foreign patents, which expire on dates ranging from May 2002 to December 2018, and has various United States and foreign patent applications pending. The Company also has various registered trademarks and copyright registrations covering mainly software programs used in the operation of its stepper systems. The Company also relies upon trade secret protection for its confidential and proprietary information. There can be no assurance that the Company will be able to protect its technology adequately or that competitors will not be able to develop similar technology independently. There can be no assurance that any of the Company's pending patent applications will be issued or that U.S. or foreign intellectual property laws will protect the Company's intellectual property rights. In particular, the Company is presently reviewing expansion plans in the People's Republic of China, where the Company has no prior experience in protecting or defending its intellectual property rights. In addition, litigation may be necessary to enforce the Company's patents, copyrights or other intellectual property rights, to protect the Company's trade secrets, to determine the validity and scope of the proprietary rights of others or to defend against claims of infringement. Such litigation could result in substantial costs and diversion of resources and could have a material adverse effect on the Company's business, financial condition and results of operations, regardless of the outcome of the litigation. Patents issued to the Company may be challenged, invalidated or circumvented and the rights granted thereunder may not provide competitive advantages to the Company. Furthermore, others may independently develop similar products, duplicate the Company's products or, if patents are issued to the Company, design around the patents issued to the Company. Additionally, the Company presently has several agreements in force to license certain of its technologies. Challenges to, or invalidation of, patents related to those technologies would expose the Company to the risk of forfeiture of revenues and further risk of damage claims.

        On February 29, 2000, in the U.S. District Court of Virginia, the Company filed patent infringement lawsuits against Nikon, Canon and ASML. In April 2000, the Company reached a settlement with Nikon and in September 2001, the Company reached a settlement with Canon. The litigation against ASML is ongoing. On October 12, 2001, the Company was sued in the District Court in Massachusetts for alleged infringement of certain patents owned by Silicon Valley Group, Inc. ("SVG"), a company recently acquired by ASML. The case is in its early stages and the Company is evaluating the claim.

        With the exception of the SVG claim, there are no pending lawsuits against the Company regarding infringement claims with respect to any existing patent or any other intellectual property right. However, the Company has from time to time been notified of claims that it may be infringing intellectual property rights possessed by third parties. Some of the Company's customers have received notices of infringement from Technivision Corporation and the Lemelson Medical, Education and Research Foundation, Limited Partnership alleging that the manufacture of certain semiconductor products and/or the equipment used to manufacture those semiconductor products infringes certain issued patents. The Company has been notified by certain of these customers that the Company may be obligated to defend or settle claims that the Company's products infringe any of such patents and, in the event it is subsequently determined that the customer infringes any of such patents, they intend to seek reimbursement from the Company for damages and other expenses resulting from this matter.

        Infringement claims by third parties or claims for indemnification resulting from infringement claims may be asserted in the future and such assertions, if proven to be true, may materially adversely affect the Company's business, financial condition and results of operations, regardless of the outcome of any litigation. With respect to any such future claims, the Company may seek to obtain a license under the third party's intellectual property rights. However, a license may not be available on reasonable terms or at all. The Company could decide, in the alternative, to resort to litigation to challenge such claims. Such challenges could be expensive and time consuming and could materially adversely affect the Company's business, financial condition and results of operations, regardless of the outcome of any litigation.

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

Customers, Applications and Markets

        The Company sells its systems to semiconductor, advanced packaging, thin film head and various other nanotechnology manufacturers located throughout North America, Europe, Japan and the rest of Asia. Semiconductor manufacturers have purchased the model 1500 Series steppers, the Saturn Wafer Stepper, the Saturn Spectrum 3 wafer stepper, the Titan Wafer Stepper and the reduction product family for the fabrication and packaging of microprocessors, microcontrollers, DRAMs, ASICs and other devices. Such systems are used in mix-and-match environments with other lithography tools, as replacements for scanners and contact printers, in start-up fabrication facilities, in packaging for ultrathin and flip chip applications and for high volume, low cost noncritical feature size semiconductor production. The Company's reduction stepper product line will continue to address selected advanced semiconductor applications. The Company believes that thin film head manufacturers have purchased the model 1900 Series steppers due to their throughput and overall cost of ownership. The Company believes that manufacturers of nanotechnology devices have purchased the model 1500 Series steppers, the 1600DSA and Saturn/Titan wafer stepper families because of their high throughput and flexible field size advantages along with their cost-effective, submicron imaging capabilities.

        Historically, the Company has sold a substantial portion of its systems to a limited number of customers. In 2001, no single customer accounted for 10% or more of the Company's net sales. In 2000, one customer accounted for approximately 10% of total net sales. In 1999, no single customer accounted for 10% or more of the Company's net sales. In 2001, one customer accounted for $9.2 million of licensing revenue from an agreement that expired February 2002. The Company presently expects that there will be no further licensing revenue from this customer during the remainder of 2002. The Company expects that sales to a relatively few customers will continue to account for a high percentage of its net sales in the foreseeable future and believes that the Company's financial results depend in significant part upon the success of these major customers and the Company's ability to meet their future capital equipment needs. Although the composition of the group comprising the Company's largest customers may vary from period to period, the loss of a significant customer or any reduction in orders by any significant customer, including reductions due to market, economic or competitive conditions in the semiconductor, semiconductor packaging or nanotechnology industries or in the industries that manufacture products utilizing integrated circuits, thin film heads or other nanotechnology components, may have a material adverse effect on the Company's business, financial condition and results of operations. The Company's ability to maintain or increase its sales in the future will depend, in part, upon its ability to obtain orders from new customers as well as the financial condition and success of its existing customers, the semiconductor and nanotechnology industries and the economy in general, of which there can be no assurance. (See "Additional Risk Factors: Cyclicality of Semiconductor, Semiconductor Packaging and Thin Film Head Industries").

        In addition to the business risks associated with dependence on major customers, these significant customer concentrations have in the past resulted in significant concentrations of accounts receivable. These significant and concentrated receivables expose the Company to additional risks, including the risk of default by one or more customers representing a significant portion of the Company's total receivables. If the Company were required to take additional accounts receivable reserves, its business, financial condition and results of operations would be materially adversely affected.

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

Backlog

        The Company schedules production of its systems based upon order backlog, informal customer commitments and general economic forecasts for its targeted markets. The Company includes in its backlog all customer orders for its systems for which it has accepted purchase orders and assigned shipment dates within one year, as well as all orders for service, spare parts and upgrades. All orders are subject to cancellation or rescheduling by the customer with limited or no penalties. Because of changes in system delivery schedules, cancellations of orders and potential delays in system shipments, the Company's backlog at any particular date may not necessarily be representative of actual sales for any succeeding period. As of December 31, 2001 and 2000, the Company's backlog was approximately $58.4 million and $106.8 million, respectively, including $6.0 million and $15.7 million, respectively, of systems shipped but not yet installed and accepted.

        The Company believes that demand for semiconductors and semiconductor equipment is currently experiencing a severe downturn. As a result, the Company may experience lower order booking rates in the near term, relative to those achieved in 2001, and may experience an increased incidence of order deferrals, rescheduling and cancellations. Fewer net bookings would result in lower net sales and gross margin, which would materially adversely impact the Company's business and results of operations.

Employees

        At December 31, 2001, the Company had approximately 392 full-time employees, including 73 engaged in research, development, and engineering, 44 in sales and marketing, 125 in customer service and support, 85 in manufacturing and 65 in general administration and finance. The Company believes any future success, should it occur, would depend, in large part, on its ability to attract and retain highly skilled employees. None of the employees of the Company is covered by a collective bargaining agreement. The Company considers its relationships with its employees to be good.

Additional Risk Factors

        Cyclicality of Semiconductor, Semiconductor Packaging and Thin Film Head Industries    The Company's business depends in significant part upon capital expenditures by manufacturers of semiconductors and nanotechnology components, including thin film head magnetic recording devices, which in turn depend upon the current and anticipated market demand for such devices and products utilizing such devices. The semiconductor industry historically has been highly cyclical and has experienced recurring periods of oversupply. This has, from time to time, resulted in significantly reduced demand for capital equipment including the systems manufactured and marketed by the Company. The semiconductor and semiconductor packaging industries are presently experiencing a severe downturn. The Company also believes that markets for new generations of semiconductors and semiconductor packaging will also be subject to similar fluctuations. Accordingly, the Company can give no assurance that it will be able to achieve or maintain its current or prior level of sales.

        The Company attempts to mitigate the risk of cyclicality by participating in multiple markets including semiconductor, semiconductor packaging, thin film head and other nanotechnology sectors, as well as diversifying into new markets such as photolithography for optical networking (a nanotechnology application). Despite such efforts, when one or more of such markets experiences a downturn or a situation of excess capacity, such as is presently occurring in the semiconductor, semiconductor packaging, optical networking and thin film head markets, the Company's net sales and operating results are materially adversely affected.

        During 2001, 2000 and 1999, approximately 33%, 18% and 30%, respectively, of the Company's net sales were derived from sales to nanotechnology manufacturers, including thin film head and optical networking device manufacturers. The Company believes the TFH market is currently in a state of over-capacity and expects this situation to last for at least the next several quarters. This has and will continue to result in lower sales and delays or deferrals of customer orders from this industry, which will continue to materially adversely affect the Company's business, financial condition and results of operations in the near term. Additionally, the Company is experiencing increased competition in this market from Nikon, Canon and ASML. The Company's business and operating results would be materially adversely affected by continued downturns or slowdowns in the TFH market or by loss of market share.

        Development of New Product Lines; Expansion of Operations    Currently, the Company is devoting significant resources to the development, introduction and commercialization of its Verdant laser thermal processing system, its reduction steppers, and to the volume production of its Saturn Spectrum 3e and 300mm wafer steppers. During the remainder of 2002, the Company will continue to develop these products and will continue to incur significant operating expenses in the areas of research, development and engineering, manufacturing and general and administrative costs in order to further develop, produce and support these new products. Additionally, gross profit margins and inventory levels may be further adversely impacted in the future by costs associated with the initial production of these new product lines. These costs include, but are not limited to, additional manufacturing overhead, additional inventory write-offs, costs of demonstration systems and facilities, costs associated with managing multiple sites and the establishment of additional after-sales support organizations. Additionally, there can be no assurance that operating expenses will not increase, relative to sales, as a result of adding additional marketing and administrative personnel, among other costs, to support the Company's new products. If the Company is unable to achieve significantly increased net sales or its sales fall below expectations, the Company's operating results will be materially adversely affected until, among other factors, costs and expenses can be reduced.

        Rapid Technological Change; Importance of Timely Product Introduction    The semiconductor, semiconductor packaging and nanotechnology manufacturing industries are subject to rapid technological change and new product introductions and enhancements. The Company's ability to be competitive in these and other markets will depend, in part, upon its ability to develop new and enhanced systems and related software tools, and to introduce these systems and related software tools at competitive prices and on a timely and cost-effective basis to enable customers to integrate them into their operations either prior to or as they begin volume product manufacturing. The Company will also be required to enhance the performance of its existing systems and related software tools. Any success of the Company in developing new and enhanced systems and related software tools depends upon a variety of factors, including product selection, timely and efficient completion of product design, timely and efficient implementation of manufacturing and assembly processes, product performance in the field and effective sales and marketing. Because new product development commitments must be made well in advance of sales, new product decisions must anticipate both future demand and the technology that will be available to supply that demand. There can be no assurance that the Company will be successful in selecting, developing, manufacturing or marketing new products and related software tools or enhancing its existing products and related software tools. Any such failure would materially adversely affect the Company's business, financial condition and results of operations.

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

        The Company may encounter additional technical, manufacturing or other difficulties that could further delay future introductions or volume production of systems or enhancements. The Company's inability to complete the development or meet the technical specifications of any of its systems or enhancements and related software tools, or its inability to manufacture and ship these systems or enhancements and related software tools in volume and in time to meet the requirements for manufacturing the future generation of semiconductor or nanotechnology devices would materially adversely affect the Company's business, financial condition and results of operations. In addition, the Company may incur substantial unanticipated costs to ensure the functionality and reliability of its products early in the products' life cycles. If new products have reliability or quality problems, reduced orders or higher manufacturing costs, delays in collecting accounts receivable and additional service and warranty expenses may result. Any of such events may materially adversely affect the Company's business, financial condition and results of operations.

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

        International Sales; Japanese Market    International net sales accounted for approximately 51%, 54% and 55% of total net sales for the years 2001, 2000 and 1999, respectively. The Company anticipates that international sales, which typically have lower gross margins than domestic sales, principally due to increased competition and higher field service and support costs, will continue to account for a significant portion of total net sales and may increase as a percentage of total net sales in the near-term. As a result, a significant and growing portion of the Company's net sales will continue to be subject to certain risks, including dependence on outside sales representative organizations; transitions to direct sales organizations from outside sales representative organizations, such as the Company recently completed in Taiwan; unexpected changes in regulatory requirements; difficulty in satisfying existing regulatory requirements; exchange rate fluctuations; tariffs and other barriers; political and economic instability; difficulties in accounts receivable collections; natural disasters; difficulties in staffing and managing foreign subsidiary and branch operations; and potentially adverse tax consequences. Although the Company generally transacts its international sales in U.S. dollars, international sales expose the Company to a number of additional risk factors, including fluctuations in the value of local currencies relative to the U.S. dollar, which, in turn, impact the relative cost of ownership of the Company's products and may further impact the purchasing ability of its international customers. In Japan, however, the Company has direct sales operations and orders are often denominated in Japanese yen. This may subject the Company to a higher degree of risk from currency fluctuations. The Company attempts to mitigate this exposure through the use of foreign exchange contracts. The Company is also subject to the risks associated with the imposition of legislation and regulations relating to the import or export of semiconductors and nanotechnology products. The Company cannot predict whether changes to quotas, duties, taxes or other charges or restrictions will be implemented by the United States, Japan or any other country upon the importation or exportation of the Company's products in the future. These factors, or the adoption of restrictive policies, may have a material adverse effect on the Company's business, financial condition and results of operations.

        Dependence on Key Personnel    The Company's future operating results depend, in significant part, upon the continued contributions of key personnel, many of whom would be difficult to replace. None of such persons has an employment or non-competition agreement with the Company. The Company does not maintain any life insurance on any of its key persons. The loss of key personnel could have a material adverse effect on the business, financial condition and results of operations of the Company. In addition, the Company's future operating results depend in significant part upon its ability to attract and retain other qualified management, manufacturing, and technical, sales and support personnel for its operations. There are only a limited number of persons with the requisite skills to serve in these positions and it may become increasingly difficult for the Company to hire such personnel over time. At times, competition for such personnel has been intense, particularly in the San Francisco Bay Area where the Company maintains its headquarters and principal operations, and there can be no assurance that the Company will be successful in attracting or retaining such personnel. The failure to attract or retain such persons would materially adversely affect the Company's business, financial condition and results of operations.

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

        In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 (SAB 101), entitled "Revenue Recognition in Financial Statements". Effective January 1, 2000, the Company changed its method of accounting for product sales to recognize such revenues when the contractual obligation for installation has been satisfied, or when installation is substantially complete, and customer acceptance provisions have lapsed, provided collection of the related receivable is probable. The cumulative effect of the change in accounting principle includes system revenue, cost of sales and certain expenses, including warranty and commission expenses, which were recognized when both installation and customer acceptance provisions were satisfied, subsequent to January 1, 2000. The cumulative effect of this change in accounting principle, $18.9 million (or $0.89 per share, basic and diluted) was reported as a charge to operations in the quarter ended March 31, 2000.

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

        Volatility of Stock Price and Dilutive Impact of Employee Stock Options    The Company believes that factors such as announcements of developments related to the Company's business, fluctuations in the Company's operating results, a shortfall in revenue or earnings, changes in analysts' expectations, general conditions in the semiconductor, semiconductor packaging and nanotechnology industries or the worldwide or regional economies, sales of securities of the Company into the marketplace, an outbreak of hostilities, announcements of technological innovations or new products or enhancements by the Company or its competitors, developments in patents or other intellectual property rights and developments in the Company's relationships with its customers and suppliers could cause the price of the Company's Common Stock to fluctuate, perhaps substantially. The market price of the Company's Common Stock may continue to experience significant fluctuations in the future, including fluctuations that may be unrelated to the Company's performance.

        As of March 8, 2002, the Company had approximately 4.7 million stock options outstanding. Among other determinants, the market price of the Company's stock has a major bearing on the number of stock options outstanding that are included in the weighted-average shares used in determining the Company's net income (loss) per share. During periods of extreme volatility, the impact of higher stock prices can have a materially dilutive effect on the Company's net income (loss) per share (diluted). Additionally, options are excluded from the calculation of net income (loss) per share when the Company has a net loss or when the exercise price of the stock option is greater than the average market price of the Company's Common Stock, as the impact of the stock options would be anti-dilutive.

        Terrorist Attacks and Threats, and Government Responses Thereto, May Negatively Impact All Aspects of Our Operations, Revenues, Costs and Stock Price     The recent terrorist attacks in the United States, and the resulting United States retaliation, and any similar future events may disrupt our operations or those of our customers and suppliers and may affect the availability of materials needed to manufacture our products or the means to transport those materials to manufacturing facilities and finished products to customers. In addition, any of these events could increase volatility in the United States and world financial markets which may depress the price of the Company's Common Stock and may limit the capital resources available to the Company or its customers or suppliers, which could result in decreased orders from customers, less favorable financing terms from suppliers, and scarcity or increased costs of materials and components of our products. Any of these occurrences could have a significant impact on our operating results, revenues and costs and may result in increased volatility of the market price of our Common Stock.

ITEM 2.    PROPERTIES

        The Company maintains its headquarters and manufacturing operations in San Jose, California in three leased facilities, totaling approximately 194,000 square feet, which contain general administration and finance, marketing and sales, customer service and support, manufacturing and research, development, and engineering. The leases for these facilities expire at various dates from February 2003 to March 2010. The Company also leases three sales and support offices in the United States in Allentown, Pennsylvania; Woburn, Massachusetts and Austin, Texas under leases with terms expiring between 6 months and three years. The Company maintains offices outside the United States in Taiwan, Philippines, Japan, and the United Kingdom, with terms expiring between seven months and fourteen years. The Company believes that its existing facilities will be adequate to meet its currently anticipated requirements and that suitable additional or substitute space will be available as needed.

ITEM 3.    LEGAL PROCEEDINGS

        On February 29, 2000, in the U.S. District Court of Virginia, the Company filed patent infringement lawsuits against Nikon, Canon and ASML. In April 2000, the Company reached a settlement with Nikon and in September 2001, the Company reached a settlement with Canon. The litigation against ASML is ongoing. On October 12, 2001, the Company was sued in the District Court in Massachusetts for alleged infringement of certain patents owned by Silicon Valley Group, Inc. ("SVG"), a company recently acquired by ASML. The case is in its early stages and the Company is evaluating the claim.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        No matters were submitted to a vote of security holders during the fourth quarter ended December 31, 2001.

Executive Officers of the Registrant

        As of December 31, 2001, the executive officers of the Company, who are appointed by and serve at the discretion of the Board of Directors, were as follows:

Name	Age	Position with the Company
Arthur W. Zafiropoulo	62	Chairman of the Board of Directors, Chief Executive Officer and President
Bruce R. Wright	53	Senior Vice President, Finance, Chief Financial Officer and Secretary
Ellery R. Buchanan	51	Senior Vice President, Marketing and Corporate Development
John E. Denzel	42	Senior Vice President of Operations
Eric C. Smith	37	Senior Vice President of World Wide Sales and Service

        Mr. Zafiropoulo founded the Company in September 1992 to acquire certain assets and liabilities of the Ultratech Stepper Division (the "Predecessor") of General Signal Technology Corporation ("General Signal") and, since March 1993, has served as Chief Executive Officer and Chairman of the Board. Additionally, Mr. Zafiropoulo served as President of the Company from March 1993 to March 1996 and from May 1997 until April 1999. Mr. Zafiropoulo resumed the position of President in April 2001. Between September 1990 and March 1993, he was President of the Predecessor. From February 1989 to September 1990, Mr. Zafiropoulo was President of General Signal's Semiconductor Equipment Group International, a semiconductor equipment company. From August 1980 to February 1989, Mr. Zafiropoulo was President and Chief Executive Officer of Drytek, Inc., a plasma dry-etch company that he founded in August 1980, and which was later sold to General Signal in 1986. From July 1987 to September 1989, Mr. Zafiropoulo was also President of Kayex, a semiconductor equipment manufacturer, which is a unit of General Signal. From July 2001, Mr. Zafiropoulo has served as Vice Chairman of SEMI (Semiconductor Equipment and Materials International), an international trade association representing the semiconductor, flat panel display equipment and materials industry; and Mr. Zafiropoulo has been on the Board of Directors of SEMI since July 1995. In addition, Mr. Zafiropoulo also serves on the Board of Directors of Advanced Energy Industries, Inc., a leading manufacturer of power conversion and control systems.

        Mr. Wright has served as Senior Vice President, Finance, Chief Financial Officer and Secretary since joining the Company on June 1, 1999. From May 1997 to May 1999, Mr. Wright served as Executive Vice President, Finance and Chief Financial Officer of Spectrian Corporation, a radio frequency (RF) amplifier company. From November 1994 through May 1997, Mr. Wright was Senior Vice President of Finance and Administration, and Chief Financial Officer of Tencor Instruments until its acquisition by KLA Instruments Corporation in 1997, which formed KLA-Tencor Corporation, and from December 1991 through October 1994, Mr. Wright was Vice President and Chief Financial Officer of Tencor Instruments.

        Mr. Buchanan has served as Senior Vice President, Marketing and Corporate Development since January, 2002. From July 2000 to December 2001, Mr. Buchanan served as Vice President of Strategic Planning. From March 2000 to June 2000, Mr. Buchanan served as Vice President of Corporate Development. Following the Company's acquisition of Integrated Solutions, Inc. ("ISI") in June 1998 and up to February 2000, Mr. Buchanan served as President of Ultratech Capital. Prior to that, Mr. Buchanan was founder of ISI, and served as its Chief Executive Officer from 1993 until its acquisition by the Company. From 1980 through 1993, Mr. Buchanan was Senior Vice President and General Manager of the Sales and Service Division of GCA Corporation, Massachusetts, a semiconductor equipment company. Before joining GCA Corporation, from 1977 to 1980, Mr. Buchanan was Senior Manager in the international finance area with Polaroid Corporation, and prior to that, Mr. Buchanan was working as a Certified Public Accountant, Manager with Price Waterhouse and Company. In 2001, Mr. Buchanan was elected the inaugural Chairman of the Advanced Packaging and Interconnect Alliance.

        Mr. Denzel has served as Senior Vice President, Operations since January 2002. From December 1999 to December 2001, Mr. Denzel served as Vice President of Operations responsible for all Engineering and Manufacturing activities. From July 1996 to November 1999, Mr. Denzel served as the Vice President of Manufacturing. Prior to joining the Company, Mr. Denzel was Vice President at Trend Plastics Inc. from 1995 to 1996, responsible for Finance, Sales, Marketing, Human Resources and Information Systems. From 1993 to 1995, Mr. Denzel was the Director of Technology at the Jc-I-T Institute of Technology. Prior to that, Mr. Denzel worked in various positions at Watkins-Johnson Company, a semiconductor equipment, electronics and environmental services company.

        Mr. Smith has served as Senior Vice President, World Wide Sales and Service since January 2002. From January 2001 to December 2001, Mr. Smith served as Vice President of Worldwide Sales. From March 1999 to December 1999, Mr. Smith served as Director of Marketing, and from August 1997 to February 1999, he served as Director of International Marketing. From June 1997 to July 1997, Mr. Smith was the Director of International Business Development. From July 1992 to May 1997, Mr. Smith was appointed Director of Operation for the Company's Japan and Korea offices. Prior to joining the Company, Mr. Smith was the Manager of Business Development with SEMI, Japan from 1991 to 1992, and before that, he was working for SEMI, Washington, DC.

PART II

ITEM 5.    MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

        The following table sets forth, for the periods indicated, the range of high and low sale prices of the Company's Common Stock, as reported by the National Association of Securities Dealers, Inc.'s Automated Quotation System:

Fiscal 2001—Fiscal Quarter Ended	March 31	June 30	September 30	December 31
Market Price: (1) High	$39.3750	$35.0000	$26.5400	$17.8000
Low	$20.0000	$18.0300	$11.1500	$10.8000
Fiscal 2000—Fiscal Quarter Ended	March 31	June 30	September 30	December 31
Market Price: (1) High	$18.5000	$16.8125	$19.4375	$28.2500
Low	$12.8750	$11.0000	$14.1875	$14.3125

(1)
The Company's Common Stock is traded on the Nasdaq National Market® system under the symbol UTEK. The market prices per share represent the highest and lowest sale prices for the Company's Common Stock on the Nasdaq National Market during each fiscal quarter. As of March 18, 2002, the Company had approximately 335 stockholders of record.

        The Company's fiscal quarters in 2001 ended on March 31, 2001, June 30, 2001, September 29, 2001 and December 31, 2001, and the Company's fiscal quarters in 2000 ended on April 1, 2000, July 1, 2000, September 30, 2000, and December 31, 2000, respectively. For convenience of presentation, the Company's 2001 fiscal quarters have been shown as ending on March 31, 2001, June 30, 2001, September 30, 2001 and December 31, 2001, and the Company's 2000 fiscal quarters have been shown as ending on March 31, 2000, June 30, 2000, September 30, 2000 and December 31, 2000.

        The Company has not paid cash dividends on its Common Stock since inception, and its Board of Directors presently plans to reinvest the Company's earnings in its business. Accordingly, it is anticipated that no cash dividends will be paid to holders of Common Stock in the foreseeable future.

ITEM 6.    SELECTED FINANCIAL DATA

In thousands, except per share data	2001*****	2000****	1999	1998***	1997**	1996	1995	1994	1993 *	1992*
Operations:
Net sales	$130,680	$146,655	$113,123	$81,457	$147,349	$193,508	$157,831	$91,344	$54,136	$35,309
Gross profit (loss)	44,781	57,667	44,420	(1,319)	77,678	104,893	82,288	46,037	26,683	17,548
Gross profit (loss) as a percentage of net sales	34%	39%	39%	(2)%	53%	54%	52%	50%	49%	50%
Operating income (loss)	$(24,465)	$(11,171)	$(11,213)	$(70,426)	$18,001	$46,678	$31,782	$15,291	$6,833	$2,220
Income (loss) before income taxes (benefit) and cumulative effect of a change in accounting principle	(16,806)	12,159	(4,168)	(64,126)	25,094	52,707	36,170	16,445	6,689	2,089
Pre-tax income (loss) as a percentage of net sales	(13)%	8%	(4)%	(79)%	17%	27%	23%	18%	12%	6%
Income taxes (benefit)	$1,038	$2,433	$—	$(6,182)	$7,528	$17,396	$11,936	$5,426	$2,566	$785
Income (loss) before cumulative effect of a change in accounting principle	(17,844)	9,726	(4,168)	(57,944)	17,566	35,311	24,234	11,019	4,123	1,304
Cumulative effect on prior years of SAB 101 "Revenue Recognition in Financial Statements"	—	(18,883)	—	—	—	—	—	—	—	—
Net income (loss)	(17,844)	(9,157)	(4,168)	(57,944)	17,566	35,311	24,234	11,019	4,123	1,304
Income (loss) before cumulative effect of a change in accounting principle per share—basic	$(0.81)	$0.46	$(0.20)	$(2.76)	$0.85	$1.76	$1.32	$0.68	N/A	N/A
Cumulative effect on prior years of SAB 101 "Revenue Recognition in Financial Statements" per share—basic	$0.00	$(0.89)	$0.00	$0.00	$0.00	$0.00	$0.00	$0.00	N/A	N/A
Net income (loss) per share—basic	$(0.81)	$(0.43)	$(0.20)	$(2.76)	$0.85	$1.76	$1.32	$0.68	N/A	N/A
Number of shares used in per share computation—basic	22,143	21,236	21,279	20,958	20,553	20,079	18,425	16,293	N/A	N/A
Income (loss) before cumulative effect of a change in accounting principle per share—diluted	$(0.81)	$0.46	$(0.20)	$(2.76)	$0.81	$1.66	$1.20	$0.65	N/A	N/A
Cumulative effect on prior years of SAB 101 "Revenue Recognition in Financial Statements" per share—diluted	$0.00	$(0.89)	$0.00	$0.00	$0.00	$0.00	$0.00	$0.00	N/A	N/A
Net income (loss) per share—diluted	$(0.81)	$(0.43)	$(0.20)	$(2.76)	$0.81	$1.66	$1.20	$0.65	N/A	N/A
Number of shares used in per share computation—diluted	22,143	21,236	21,279	20,958	21,681	21,271	20,154	16,917	N/A	N/A
Balance sheet:
Cash, cash equivalents and short-term investments	$169,154	$163,681	$143,544	$146,107	$164,349	$167,409	$161,356	$50,246	$26,242	$176
Working capital	162,826	151,434	163,601	166,417	223,226	212,684	176,174	69,368	32,977	6,307
Total assets	243,419	264,069	236,808	245,935	300,001	280,772	245,428	104,789	56,381	16,765
Long-term obligations, less current portion	—	—	—	—	—	—	—	400	800	—
Stockholders' equity	195,281	194,257	204,214	210,151	263,632	239,947	199,658	80,027	38,091	8,323
Other data:
Return on average equity	(9)%	(5)%	(2)%	(24)%	7%	16%	17%	19%	18%	15%
Book value per common share outstanding	$8.70	$9.13	$9.55	$9.96	$12.68	$11.81	$10.08	$4.84	$3.00	N/A
Current ratio	4.39	3.18	6.06	5.81	7.60	6.40	4.94	3.93	2.89	1.76
Long term debt to equity ratio	0.00	0.00	0.00	0.00	0.00	0.00	0.00	0.00	0.02	0.00
Capital expenditures	$5,389	$18,439	$6,948	$9,510	$9,337	$7,849	$0	$0	$2,752	$972
Income tax (benefit) as percentage of pre-tax income (loss)	(6)%	N/C	0%	10%	30%	33%	33%	33%	38%	38%

Quarterly Data

Unaudited, in thousands, except per share data	1st	2nd	3rd	4th
2001 *****
Net sales	$44,165	$40,659	$24,349	$21,507
Gross profit (loss)	21,173	17,643	(2,556)	8,521
Operating income (loss)	4,146	3,155	(27,680)	(4,086)
Net income (loss)	5,644	4,955	(26,025)	(2,418)
Net income (loss) per share—basic	$0.26	$0.22	$(1.17)	$(0.11)
Number of shares used in per share computation—basic	21,715	22,118	22,296	22,443
Net income (loss) per share—diluted	$0.25	$0.22	$(1.17)	$(0.11)
Number of shares used in per share computation—diluted	22,961	22,919	22,296	22,443
2000****
Net sales	$29,900	$33,528	$42,216	$41,011
Gross profit	9,413	12,283	17,020	18,951
Operating income (loss)	(4,735)	(9,494)	(385)	3,443
Income (loss) before income taxes and cumulative effect of a change in accounting principle	(3,023)	(7,822)	17,504	5,500
Income taxes (benefit)	—	—	2,433	—
Income (loss) before cumulative effect of a change in accounting principle	(3,023)	(7,822)	15,071	5,500
Cumulative effect on prior years of SAB 101 "Revenue Recognition in Financial Statements"	(18,883)	—	—	—
Net income (loss)	(21,906)	(7,822)	15,071	5,500
Income (loss) before cumulative effect of a change in accounting principle per share—basic	$(0.14)	$(0.37)	$0.71	$0.26
Cumulative effect on prior years of SAB 101 "Revenue Recognition in Financial Statements" per share—basic	$0.86	$0.00	$0.00	$0.00
Net income (loss) per share—basic	$(1.02)	$(0.37)	$0.71	$0.26
Number of shares used in per share computation—basic	21,442	21,178	21,093	21,233
Income (loss) before cumulative effect of a change in accounting principle per share—diluted	$(0.14)	$(0.37)	$0.70	$0.25
Cumulative effect on prior years of SAB 101 "Revenue Recognition in Financial Statements" per share—diluted	$(0.88)	$0.00	$0.00	$0.00
Net income (loss) per share—diluted	$(1.02)	$(0.37)	$0.70	$0.25
Number of shares used in per share computation—diluted	21,442	21,178	21,669	22,056

*	Ultratech Stepper, Inc. (the "Company") acquired certain assets and liabilities of the Ultratech Stepper Division (the "Predecessor") of General Signal Technology Corporation ("General Signal") on March 8, 1993. The amounts, as presented above, reflect historical results and do not include pro forma adjustments, which may have been incurred as an independent company. Net income per share for each of the two years in the period ended December 31, 1993 is not presented because of a lack of comparability between the capital structure of the Company and the Predecessor.
**
Results of operations in 1997 include a charge of $3,619,000, or $0.12 per share—basic and diluted, to reflect research and development cost incurred in the first quarter of 1997 in conjunction with the acquisition of the assets of Lepton Inc., and a special charge of $3,450,000, or $0.12 per share—basic, $0.11 per share—diluted, to account for termination of the Company's Japan distributor in the fourth quarter of 1997.

***
Gross profit (loss) in 1998 includes special charges of $15,231,000 and $11,177,000 in the third and fourth quarters, respectively, relating primarily to the write-down of inventories and provisions for estimated losses on purchase commitments. Results of operations in 1998 include a charge of $12,566,000 in the second quarter, or $0.60 per share—basic and diluted, to reflect acquired in-process research and development incurred in conjunction with the acquisition of ISI, and a related adjustment to operations of $7,458,000 in the fourth quarter, or $0.35 per share, to reduce the in-process research and development charge as a result of the final purchase price allocation. Additionally, results of operations in 1998 include special charges of $5,775,000 and $5,400,000 in the third and fourth quarters, respectively, reflecting provisions for doubtful accounts and leases receivable, provisions for sales returns and allowances and costs associated with a reduction in the Company's workforce.
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
*****
Operating income (loss) in 2001 includes third and fourth quarter charges of $10,993,000 and $77,000, respectively, or $0.50 per share—basic and diluted, related to cost of discontinued products, and $11,988,000 and $290,000, respectively, or $0.55 per share—basic and diluted, related to restructure of operations.

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

        Certain of the statements contained in this report may be considered forward-looking statements under Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that involve a number of risks and uncertainties. In addition to the factors discussed herein, factors that could cause actual results to differ materially include the following: cyclicality in the Company's served markets, including the current severe downturn in the semiconductor industry; delays, deferrals and cancellations of orders by customers; expiration of technology support and licensing arrangements, and the resulting adverse impact on the Company's licensing revenues; timing and degree of success of technologies licensed to outside parties; product concentration and lack of product revenue diversification; high degree of industry competition; lengthy development cycles for advanced lithography technologies and applications; mix of products sold; lengthy sales cycles, including the timing of system acceptances; inventory obsolescence; manufacturing inefficiencies and the ability to volume produce systems; integration and development of Verdant operations; failure to develop and commercialize the Company's reduction stepper products; the ability and resulting costs to attract or retain sufficient personnel to achieve the Company's targets for a particular period; sole or limited sources of supply; international sales; customer concentration; rapid technological change and the importance of timely product introductions; future acquisitions; changes to financial accounting standards; intellectual property matters; environmental regulations; effects of certain anti-takeover provisions; volatility of stock price; any adverse effects of the recent terrorist attacks in the United Sates, or the related U.S. retaliation, on the economy, in general or on our business in particular; and the other risk factors listed in this filing and other Company filings with the SEC. The Company undertakes no obligation to update any of its disclosures to reflect such future events.

        Due to these and additional factors, certain statements, historical results and percentage relationships discussed below are not necessarily indicative of the results of operations for any future period.

        In April 2000, the Company reached a decision to shut down its UltraBeam operations.

        In April 2000, the Company settled litigation it had initiated against Nikon and in September 2001, the Company settled related litigation it had initiated against Canon. The Company is presently proceeding in a related action against ASML There can be no assurance that the Company will prevail in this action.

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

        In September 2001, the Company reached a decision to discontinue its XLS product line and to close its Wilmington, Massachusetts facility. The Company also announced a workforce reduction of approximately 20%, inclusive of those employees impacted by the plant closure. These decisions resulted in special charges for the quarter ended September 30, 2001 of $11.0 million, or $0.49 per share (diluted), for inventory write-downs and purchase order commitment reserves related to the discontinuance of the XLS product line and $12.0 million, or $0.54 per share (diluted), related to plant closure, asset impairment, employee severance and other costs of restructuring the Company's operations. Additionally, the Company recognized special charges in the quarter ended December 31, 2001 of $77,000, related to the discontinuance of the XLS product line and $290,000 related to employee severance, net of certain adjustments to previous restructuring cost estimates.

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

        As of March 8, 2002, the Company had approximately 4.7 million stock options outstanding. Among other determinants, the market price of the Company's stock has a major bearing on the number of stock options outstanding that are included in the weighted-average shares used in determining the Company's net income (loss) per share. During periods of extreme volatility, the impact of higher stock prices can have a materially dilutive effect on the Company's net income (loss) per share (diluted). Additionally, options are excluded from the calculation of net income (loss) per share when the Company has a net loss or when the exercise price of the stock option is greater than the average market price of the Company's Common Stock, as the impact of the stock options would be anti-dilutive.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

        The Company's discussion and analysis of its financial condition and results of operations are based upon the Company's consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States, The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, the Company evaluates its estimates, including those related to inventories, warranty obligations, purchase order commitments, bad debts, income taxes, intangible assets, restructuring and contingencies and litigation. Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

        The Company believes the following critical accounting policies affect its more significant judgements and estimates used in the preparation of its consolidated financial statements:

Revenue Recognition

        Effective January 1, 2000, the Company adopted SEC staff Accounting Bulletin No. 101 (SAB 101), "Revenue Recognition in Financial Statements" and, accordingly, recognizes revenues when the contractual obligation for installation (if any) has been satisfied, or installation is substantially complete, and customer acceptance provisions have lapsed, provided collections of the related receivable are probable.

        Deferred income related to the Company's products is recognized upon satisfying the contractual obligations for installation and customer acceptance. Deferred income related to service revenue is recognized ratably over the life of the related service contract. Deferred income relative to the Company's licensing activities is recognized over the estimated useful life of the licensed technologies, or the contract period of any technology transfer support arrangements.

Inventories and Purchase Order Commitments

        The Company reserves for purchase order commitments, and estimates the effects of obsolescence and unrealizable carrying values of its inventories based upon estimates of future demand and market conditions. With the exception of certain long lead time items, principally optical components, the Company presently reserves inventories and purchase order commitments in excess of 18 months of production demand. Due to the cyclical nature of the Company's business, during periods of peak demand, the Company has shortened this production outlook to as few as 12 months of production demand. Should actual production demand differ from management's estimates, revisions to inventory write-downs and purchase order commitment reserves would be required.

Warranty Obligations

        The Company provides for the estimated cost of its product warranties at the time revenue is recognized. The Company's warranty obligation is affected by product failure rates, material usage rates and the efficiency by which the product failure is corrected. Should actual product failure rates, material usage rates and labor efficiencies differ from the Company's estimates, revisions to the estimated warranty liability would be required.

Bad Debt

        The Company maintains an allowance for doubtful accounts receivable for estimated losses resulting from the inability of its customers to make required payments. If the financial condition of the Company's customers were to deteriorate, or even a single customer was otherwise unable to make payments, additional allowances may be required. The average selling price of the Company's systems is in excess of $1.0 million dollars. Accordingly, a single customer default could have a material adverse effect on the Company's results of operations.

Deferred Taxes

        The Company records a valuation allowance to reduce its deferred tax assets to the amount that is more likely than not to be realized. Based on the uncertainty of future pre-tax income, the Company has presently fully reserved its deferred tax assets. In the event the Company was to determine that it would be able to realize its deferred tax assets in the future, an adjustment to the deferred tax asset would increase income in the period such determination was made.

RESULTS OF OPERATIONS

        The Company's operating results have fluctuated significantly in the past and most likely will continue to fluctuate significantly in the future. Factors that have caused operating results to fluctuate significantly in the past and most likely will continue to cause fluctuations in the future include those mentioned above as well as: patterns of capital spending by customers; lengthy development cycles for new products; market acceptance of new products and enhanced versions of the Company's existing products; delayed shipments to customers due to customer configuration changes and other factors; lengthy manufacturing cycles for the Company's products; the timing of new product announcements and releases by the Company or its competitors; manufacturing inefficiencies associated with the startup of new product introductions; product discounts; changes in pricing by the Company, its competitors or suppliers; shutdown of operations; acquisition activities requiring issuance of additional equity or debt securities, the expenditure of cash and the devotion of substantial management resources; sale of assets; outcome of litigation; political and economic instability throughout the world, in particular the Asia/Pacific region; changes in sales or distribution agreements; natural disasters; regulatory changes; business interruptions related to the Company's occupation of its facilities, including related to the recent energy crisis in California, where the Company's headquarters and principal operations are located; and any adverse effects of the recent terrorist attacks in the United States, or related U.S. retaliation, on the economy, in general or on our business in particular.

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

        The Company derives a substantial portion of its total net sales from sales of a relatively small number of newly manufactured systems, which typically range in price from $900,000 to $3.4 million for the Company's 1X steppers, and from $1.5 million per system to more than $7.0 million per system for the Company's reduction steppers. As a result of these high sale prices, the timing of recognition of revenue from a single transaction has had and most likely will continue to have a significant impact on the Company's net sales and operating results for any particular period.

        The Company's backlog at the beginning of a period typically does not include all of the sales needed to achieve the Company's sales objectives for that period. In addition, orders in backlog are subject to cancellation, shipment or customer acceptance delays, and deferral or rescheduling by a customer with limited or no penalties. Consequently, the Company's net sales and operating results for a period have been and will continue to be dependent upon the Company obtaining orders for systems to be shipped and accepted in the same period in which the order is received. The Company's business and financial results for a particular period could be materially adversely affected if an anticipated order for even one system is not received in time to permit shipment and customer acceptance during that period. Furthermore, a substantial portion of the Company's shipments has historically been realized near the end of each quarter. Delays in installation and customer acceptance due, for example, to the inability of the Company to successfully demonstrate the agreed-upon specifications or criteria at the customer's facility, or to the failure of the customer to permit installation of the system in the agreed upon time, may cause net sales in a particular period to fall significantly below the Company's expectations, which may materially adversely affect the Company's operating results for such period. Additionally, the failure to receive anticipated orders or delays in shipments due, for example, to reschedulings, delays, deferrals or cancellations by customers, additional customer configuration requirements, or to unexpected manufacturing difficulties or delays in deliveries by suppliers due to their long production lead times or otherwise, have caused and may continue to cause net sales in a particular period to fall significantly below the Company's expectations, materially adversely affecting the Company's operating results for that period. In particular, the long manufacturing cycles of the Company's Saturn Wafer Stepper®, and the Company's reduction stepper product offerings, and the long lead time for lenses and other materials, could cause shipments of such products to be delayed from one quarter to the next, which could materially adversely affect the Company's financial condition and results of operations for a particular quarter.

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

Net sales

2001 vs. 2000

        Net sales consist of revenues from system sales, spare parts sales, service and licensing of technologies. For the year ended December 31, 2001, net sales were $130.7 million, a decrease of 11% as compared with net sales of $146.7 million for the year ended December 31, 2000. System sales decreased 18%, to $90.6 million, on a unit volume decline of 35%. System sales were favorably impacted by a 10% increase in weighted-average selling prices and a change in product mix in favor of the Company's more expensive models. The decline in unit volume was primarily attributable to weaker demand from semiconductor customers throughout the world and thin film head customers in Asia, excluding Japan, partially offset by higher demand from micromachining and optical networking customers during the first half of 2001. Revenues from services declined 17%, to $14.3 million, primarily as a result of decreased utilization of plant capacity within the semiconductor industry. Revenues from licensing and licensing support arrangements increased to $12.7 million, from $6.0 million in 2000, as a result of agreements entered into in late 2000 and 2001. The Company presently anticipates that revenues from licensing and licensing support arrangements will decline to $2.4 million in the quarter ending March 31, 2002, from $3.2 million in the quarter ended December 31, 2001, and will decline to $0.9 million in the quarter ending June 30, 2002. This sequential decline is the result of a licensing and licensing support arrangement that expired in February 2002. Spare part sales decreased 1%, to $13.1 million.

        At December 31, 2001, the Company had approximately $6.0 million of deferred revenue resulting from products shipped but not yet installed and accepted, as compared with $15.7 million at December 31, 2000, resulting in a net decrease in deferred product and service income of approximately $3.2 million. During the year ended December 31, 2001, deferred license income decreased by $8.7 million, to $13.7 million, as a result of amortization of proceeds received in 2000, partially offset by certain proceeds received in 2001. Deferred income related to the Company's products is recognized upon satisfying the contractual obligations for installation and customer acceptance. Deferred income related to service revenue is recognized over the life of the related service contract. Deferred income relative to the Company's licensing activities is recognized over the estimated useful life of the licensed technologies, or the period of any technology transfer support arrangements.

        On a product market application basis, system sales to the semiconductor and semiconductor packaging industries were $57.2 million for the year ended December 31, 2001, a decrease of 41% as compared with system sales of $96.8 million in 2000. System sales to the nanotechnology market were

$33.4 million, an increase of 149% as compared with sales of $13.4 million in 2000. This increase was primarily attributable to the sale of the Company's systems to micromachining and optical networking device customers, partially offset by fewer sales of the Company's systems to thin film head customers.

        For the year ended December 31, 2001, international net sales were $67.0 million, or 51% of total net sales, as compared with $79.3 million, or 54% of total net sales for 2000. The decline in international net sales, both in terms of absolute dollars and as a percentage of total net sales, was primarily attributable to decreased sales of the Company's Saturn Spectrum 3 Wafer Stepper to semiconductor packaging companies in Japan. The Company anticipates that a substantial portion of its overall sales will continue to come from sales of its Saturn Spectrum 3e wafer stepper to semiconductor packaging manufacturers in the Japan and Asia, excluding Japan territories. The Company's operations in foreign countries are not generally subject to significant exchange rate fluctuations, principally because sales contracts for the Company's systems are generally denominated in U.S. dollars. In Japan, however, orders are typically denominated in Japanese yen. This subjects the Company to the risk of currency fluctuations. The Company attempts to mitigate this exposure through the use of foreign exchange contracts; however, this effort can be costly and there can be no assurance of the success of any such efforts. International sales expose the Company to a number of additional risks, including fluctuations in the value of local currencies relative to the U.S. dollar, which, in turn, impact the relative cost of ownership of the Company's products. (See "Additional Risk Factors: International Sales; Japanese Market").

        The semiconductor, semiconductor packaging, thin film head and optical networking industries are presently experiencing severe downturns due, in part, to the macro-economic conditions facing the U.S. and world economies. Although the Company's total backlog increased substantially during 2000, the Company's backlog has decreased substantially during the year ended December 31, 2001. This decline was a result of slowing order rates and customer cancellations. Additionally, the Company has recently experienced a high level of customer reschedulings. The Company presently believes that weakness in orders may continue for at least the next couple of quarters, materially adversely impacting the Company's sales, gross margins and results of operations. Further, the anticipated timing of shipments and customer acceptances will require the Company to fill a number of production slots in the current and subsequent quarters in order to meet its near-term sales targets. If the Company is unsuccessful in its efforts to secure those production orders, or if existing production orders are delayed or cancelled, its results of operations will be materially adversely impacted in the near-term. Accordingly, the Company can give no assurance that it will be able to achieve or maintain its current or prior level of sales.

        As a result of current order trends, the severe downturn in the industries the Company serves and generally weak macro-economic conditions, the Company presently expects that net sales for the quarter ending March 31, 2002 will be substantially lower than net sales in the comparable period in 2001 and sequentially lower than net sales recognized in the quarter ended December 31, 2001. Further, the Company anticipates that it will experience operating and net losses for the three-month period ending March 31, 2002.

        Because the Company's net sales are subject to a number of risks, including intense competition in the capital equipment industry and uncertainty relating to the timing and market acceptance of the Company's products, the Company may not exceed or maintain its current or prior level of net sales for any period in the future. Additionally, the Company believes that the market acceptance and volume production of its Saturn Spectrum 3e, its 300mm offerings and its 1000 series family of wafer steppers, are of critical importance to its future financial results. To the extent that these products do not achieve significant sales due to difficulties involving manufacturing or engineering, the inability to reduce the current long manufacturing cycles for these products, competition, excess capacity in the semiconductor or nanotechnology device industries, customer acceptances, or any other reason, the Company's business, financial condition and results of operations would be materially adversely affected.

2000 vs. 1999

        For the year ended December 31, 2000, net sales were $146.7 million, an increase of 30% as compared with net sales of $113.1 million for 1999. System sales increased 35%, to $110.2 million, as a result of a 15% increase in unit shipments, a product mix shift toward higher-priced systems and an increase in weighted-average selling prices. The year-over-year improvement in system sales was primarily attributable to improved conditions within the semiconductor industry, which have resulted in higher capital spending levels. Revenues from services declined 2.2%, to $17.3 million, primarily as a result of fewer reduction steppers under service contract. Revenues from licensing and licensing support increased to $6.0 million, from $0 in 1999, as a result of licensing agreements entered in 2000. Spare part sales declined 6%, to $13.2 million, primarily as a result of fewer system upgrades.

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

        On a market application basis, system sales to the semiconductor industry were $96.8 million for the year ended December 31, 2000, an increase of 58% as compared with system sales of $61.1 million in 1999. Sales to the nanotechnology device market, which includes sales to thin film head manufacturers, were $13.4 million, a decline of 33% as compared with sales of $20.2 million in 1999. The Company believes that this decline was primarily attributable to the continued excess capacity situation within the thin film head industry. The increased sales to the semiconductor industry were primarily a result of improved conditions within the industry and higher sales of the Company's Saturn Spectrum 3 Wafer Stepper, which addresses the market for advanced packaging of integrated circuits. During the year ended December 31, 2000, the Company recognized revenue for its first 300mm Saturn Spectrum 3 Wafer Stepper, for advanced packaging applications, and its first Verdant laser thermal processing system, sold for research and development applications. Additionally, during 2000, the Company recognized revenue for its first 157nm XLS reduction stepper system, sold for research and development applications. Partially offsetting this increase was a decline in unit sales of the Company's Model 1700, which serves the market for back-end thin film head production. The thin film head industry is currently experiencing a period of excess capacity, and the Company presently anticipates that this trend will continue for at least the next several quarters, which will continue to materially adversely impact the Company's results of operations.

        For the year ended December 31, 2000, international net sales were $79.3 million, or 54% of total net sales, as compared with $61.8 million, or 55% of total net sales for 1999. The increase in international sales, in terms of absolute dollars, was primarily attributable to increased sales of the Company's Saturn Spectrum 3 to semiconductor companies in Japan and Asia, excluding Japan, partially offset by lower sales to thin film head customers in Asia, excluding Japan.

Gross profit

2001 vs. 2000

        The Company's gross profit as a percentage of net sales, or gross margin, was 34.3% for the year ended December 31, 2001, as compared with 39.3% for 2000. Exclusive of special charges, gross margin for 2001 was 42.7%, as compared with 39.3% for 2000. On a comparative basis, gross margin was favorably affected in 2001 by higher weighted-average selling prices, increased licensing and licensing support revenues (which have no corresponding cost of sales) and cost reduction measures. Exclusive of licensing and licensing support revenues and special charges, gross margin was 36.6% for the year ended December 31, 2001, as compared with 36.7% for 2000. Gross margin for 2001 was adversely affected by a special charge of $11.1 million relating to the discontinuance of the Company's XLS product platform, a shift in product mix, and production and after-sales inefficiencies caused by lower production and shipment levels.

        As a direct result of dramatically worsening conditions in the semiconductor industry, heightened by the events of the terrorist attacks on September 11, 2001, which further weakened the U.S. and world economies, the Company decided to discontinue its XLS reduction stepper production and focus its efforts on developing next-generation platforms for its reduction technologies, principally 157nm. As a result of this decision, the Company recognized inventory write-downs of $11.1 million.

        The Company believes that gross margin for the quarter ending March 31, 2002 will be significantly lower than levels achieved during the comparable period a year ago, resulting primarily from higher inefficiencies caused by decreased production and shipment levels, partially offset by cost containment measures. Additionally, the Company presently expects that gross margin in the quarter ending March 31, 2002 will be sequentially lower than gross margin achieved in the quarter ended December 31, 2001 due to product mix, lower systems sales and lower revenues from licensing and technology support agreements. Continued weakness in the Company's business may result in a higher risk of inventory obsolescence, which would materially adversely impact results of operations. In particular, the Company has made significant investments in long-lead items relating to the introduction of its 157nm reduction stepper technologies. These assets face certain technology risks in addition to the risks inherent with slowing business conditions. Additionally, increased price-based competition and declining revenues from licensing and technology support agreements may contribute to further erosion of gross margin.

        New products generally have lower gross margins until there is widespread market acceptance and until production and after-sales efficiencies can be achieved. Should significant market demand fail to develop for the Company's 300mm offerings, its Saturn Spectrum 3e, Verdant laser thermal processing system or the Company's advanced reduction stepper offerings, the Company's business, financial condition and results of operations would be materially adversely affected.

2000 vs. 1999

        The Company's gross profit as a percentage of net sales was 39.3% for the year ended December 31, 2000, as compared with a gross margin of 39.3% for 1999. On a comparative basis, gross margins were adversely impacted by a shift in product mix toward the Company's more advanced 1X lithography systems and reduction steppers, which generally have lower gross margin percentages than the Company's more mature product lines. Additionally, comparisons with the prior year were adversely impacted by lower margins on service revenues and higher inventory reserve requirements. However, these adverse trends were offset by higher license revenues ($6.0 million in 2000, as compared with $0 in 1999), higher weighted-average system selling prices and from manufacturing efficiencies achieved as a result of higher production levels.

Research, development and engineering expenses

2001 vs. 2000

        The Company's research, development and engineering expenses were $25.8 million for the year ended December 31, 2001, as compared with $26.8 million for 2000. The decline in spending was primarily attributable to the shutdown of the Company's UltraBeam operations, which occurred early in the second quarter of 2000, and cost containment measures implemented in 2001, partially offset by increased spending on the Company's laser thermal processing and 1X and advanced reduction stepper technologies.

        The Company continues to invest significant resources in the development and enhancement of its Verdant laser thermal processing systems and technologies and its 1X and advanced reduction optical products and related technologies. The Company presently expects that the absolute dollar amount of research, development and engineering expenses for the quarter ending March 31, 2002 will be significantly lower than levels incurred in the comparable period in 2001, primarily as a result of continuing cost containment efforts, and will be flat to slightly lower as compared with expenses for the quarter ended December 31, 2001.

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

Amortization of goodwill

2001 vs. 2000

        Amortization of goodwill was $1.5 million for the year ended December 31, 2001, as compared with $2.1 million for 2000. The reduction in amortization was a direct result of impairment charges recognized in the quarter ended September 30, 2001 relating to certain intangible assets (see "Restructure of operations").

2000 vs. 1999

        Amortization of goodwill was $2.1 million for the year ended December 31, 2000, as compared with $1.6 million for the comparable period in 1999. The additional amortization expense was directly related to intangible assets purchased in December 1999.

Selling, general and administrative expenses

2001 vs. 2000

        Selling, general and administrative expenses were $29.7 million for the year ended December 31, 2001, as compared with $30.3 million for 2000. As a percentage of net sales, selling, general and administrative expenses increased to 22.7% in 2001, as compared with 20.6% in 2000. The current year decline, in absolute dollars, was primarily attributable to cost containment measures implemented in 2001 and lower sales and support expenses, including sales commissions, typically associated with a decline in sales, partially offset by higher legal and consulting expenses incurred in conjunction with the Company's recent restructuring and planned expansion into China. The Company presently anticipates that selling, general and administrative expenses for the three-month period ending March 31, 2002 will be significantly lower than the comparable period in 2001, due primarily to lower anticipated net sales, the Company's recent restructuring and continued efforts at cost containment. However, the Company presently expects that selling, general and administrative expenses will be flat, as compared to the quarter ended December 31, 2001.

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

Restructure of operations

        In September 2001, the Company reached a decision to consolidate its manufacturing operations and eliminate approximately 20% of its workforce. As a result of this decision, the Company recognized a restructuring charge of $12.0 million, or $0.54 per share (diluted) in the quarter ended September 30, 2001. Additionally, the Company recognized restructuring charges of $0.3 million, or $0.01 per share (diluted) in the quarter ended December 31, 2001, primarily related to employee severance costs of $0.6 million (from additional personnel actions) and higher fixed asset disposal costs of $0.4 million, partially offset by revised facility closure and other cost estimates of $0.7 million. Of the full-year charge of $12.3 million, non-cash components included a $4.1 million impairment charge for intangible assets related to the Company's XLS reduction product platform acquired in 1998 and a $1.5 million impairment charge for fixed assets disposed of in conjunction with the consolidation of manufacturing facilities. The cash components of this charge included $4.0 million for estimated expenditures related to the closure of facilities, $2.5 million for employee severance costs and $0.1 million of other restructuring costs. As of December 31, 2001, the amount of restructuring costs accrued but unpaid was $4.3 million.

Shutdown of operations

        During the quarter ended June 30, 2000, the Company shut down the operations of its UltraBeam unit. As a direct result of this decision, the Company recognized a charge in the quarter ended June 30, 2000 of $8.0 million, or $0.38 per share (diluted). During the quarter ended September 30, 2000, the Company recognized an additional charge of $1.7 million, or $0.08 per share (diluted), primarily attributable to revised estimates of amounts to be realized upon the sale of operating assets. Of the full-year charge of $9.7 million, approximately $6.8 million related to the disposition of operating and capital assets, $0.4 million related to termination benefits associated with the termination of 14 employees, $2.3 million related to facilities and other non-employee amounts paid for shutdown and $0.2 million related to accrued liabilities still outstanding as of December 31, 2000. There were no significant revisions to the original termination provisions established by the Company.

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

Interest and other income, net

        Interest and other income, net, which consists primarily of interest income, was $7.9 million for the year ended December 31, 2001, as compared with $7.6 million for 2000 and $7.4 million for 1999. The increase in interest and other income, net, in 2001, relative to levels achieved in 2000, was primarily related to interest income from higher invested balances, partially offset by lower interest rates. The Company presently expects that interest and other income, net, for 2002 will be lower than levels achieved in the comparable periods in 2001, primarily as a result of lower interest rates.

Income Tax Expense

        The Company recognized income taxes of $1.0 million during the year ended December 31, 2001, related primarily to foreign tax requirements. There was no income tax benefit recognized on the Company's pre-tax losses in 2001, 2000 and 1999, due to uncertainty related to the utilization of its net operating loss carry-forward. The Company recognized income taxes of $2.4 million during 2000. This provision for 2000 consists primarily of foreign withholding taxes, as well as state and federal minimum taxes.

        The Company presently anticipates that it will recognize income tax expense in 2002, primarily as a result of foreign income taxes. However, the Company believes that the tax rate in 2002 will be substantially less than the statutory rate, primarily as a result of available federal net operating loss carry-forwards.

LIQUIDITY AND CAPITAL RESOURCES

        Net cash used in operating activities was $7.0 million for the year ended December 31, 2001, as compared with $17.4 million provided by operating activities during 2000. Cash flow used in operating activities was primarily attributable to the Company's net loss of $17.8 million and a net change in operating assets and liabilities of $16.2 million, partially offset by non-cash charges to income of $27.0 million. Included in both the net loss and non-cash charges to income for the year ended December 31, 2001 is a $11.1 million charge relating to the write-off of inventories, resulting from the discontinuance of the Company's XLS reduction stepper product line; a $4.1 million impairment charge for intangible assets related to the Company's XLS reduction product platform acquired in 1998 and a $1.5 million impairment charge for fixed assets disposed of in conjunction with the consolidation of manufacturing facilities. The $16.2 million net change in operating assets and liabilities was primarily a result of a decline in deferred license income of $8.7 million, an increase in inventories of $6.9 million, a decline of $4.5 million in advance billings (to customers), a decline of $4.5 million in accrued expenses, a decline of $3.2 million in deferred product and services income and a $3.1 million reduction in accounts payable, partially offset by the impact of a $10.1 million reduction in accounts receivable and $4.3 million in accrued restructuring expenses.

        The Company sells certain of its accounts receivable in order to mitigate its credit risk and to enhance cash flow. Sales of accounts receivable typically precede final customer acceptance of the system. Although credit risk effectively passes to the third party financial institution, among other terms and conditions, the agreements include provisions that require the Company to repurchase receivables if disputes arise with the customer regarding suitability of the product. At December 31, 2001, there were no sold accounts receivable outstanding to third-party financial institutions. The Company may continue to sell certain of its accounts receivable in the future. There can be no assurance that this form of financing will be available on reasonable terms, or at all.

        The Company believes that because of the relatively long manufacturing cycle of certain of its systems, particularly newer products, the Company's inventories will continue to represent a significant portion of working capital. In particular, the Company recently increased its purchases of inventory, long-term prepaid inventory and capital equipment for its Saturn Spectrum 3e wafer stepper, Verdant laser thermal processing system and its 157nm advanced reduction stepper. Higher inventory and capital asset levels may increase the risk of inventory obsolescence and asset impairment, which may adversely impact the Company's results of operations.

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

        During the year ended December 31, 2001, net cash used in investing activities was $0.6 million, attributable to capital expenditures of $5.4 million, partially offset by a net decrease in available-for-sale securities of $4.8 million.

        Cash generated by financing activities was $14.9 million during the year ended December 31, 2001, attributable to $16.0 million in proceeds received from the issuance of Common Stock under the Company's stock option plans and its employee stock purchase plans, partially offset by the repayment of $1.1 million of notes payable.

        At December 31, 2001, the Company had working capital of $162.8 million. The Company's principal source of liquidity at December 31, 2001 consisted of $169.2 million in cash, cash equivalents and short-term investments. The Company presently anticipates that it will use a significant amount of cash during the three month period ending March 31, 2002, primarily as a result of anticipated operating and net losses for the period; non-linearity of system shipments and slowing customer payment cycles, resulting in higher levels of accounts receivable; cash expenditures related to the Company's recent restructuring of operations and anticipated reductions in other current liabilities.

        The following summarizes the Company's contractual obligations at December 31, 2001, and the effect such obligations are expected to have on its liquidity and cash flows in future periods:

December 31 (in millions)	Total	Less than 1 year	1—3 years	After 3 years
Contractual obligations:
Non-cancelable operating lease obligations	$23.1	$4.3	$6.7	$12.1

Total contractual cash obligations	$23.1	$4.3	$6.7	$12.1

        The development and manufacture of new lithography systems and enhancements are highly capital-intensive. In order to be competitive, the Company must continue to make significant expenditures for capital equipment; sales, service, training and support capabilities; systems, procedures and controls; and expansion of operations and research and development, among many other items. The Company expects that anticipated cash flows from operations and its cash, cash equivalents and short-term investments will be sufficient to meet the Company's cash requirements for the next twelve months. Beyond the next twelve months, the Company may require additional equity or debt financing to address its working capital or capital equipment needs. In addition, the Company may seek to raise equity or debt capital at any time that it deems market conditions to be favorable.

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

Foreign Currency

        The Company uses foreign exchange contracts to hedge the risk that unremitted Japanese yen denominated receipts from customers for actual or forecasted sales of equipment after receipt of customer purchase orders and the unremitted Japanese yen denominated payments to suppliers for actual or forecasted deliveries of raw material from Japan after issuance of Company purchase orders may be adversely affected by changes in foreign currency exchange rates. As part of its overall strategy to manage the level of exposure to the risk of foreign currency exchange rate fluctuations, the Company attempts to hedge most of these Japanese yen denominated foreign currency exposures anticipated over the ensuing twelve-month period. At December 31, 2001, the Company had taken action to hedge approximately 100% of these Japanese yen denominated exposures. To hedge this exposure, the Company used foreign exchange forward contracts that generally have maturities of nine months or less, which generally will be rolled over to provide continuing coverage throughout the year. The Company often closes foreign exchange sale contracts by purchasing an offsetting purchase contract. At December 31, 2001, the Company had contracts for the sale of $3.5 million and the purchase of $1.5 million of foreign currencies at fixed rates.

Adoption of the Euro

        The introduction of a European single currency, the Euro, was initially implemented as of January 1, 1999, and the transition period continued through January 1, 2002. As of December 31, 2001, the adoption of the Euro had not had a material effect on the Company's foreign exchange and hedging activities or the Company's use of derivative instruments. While the Company will continue to evaluate the impact of the Euro introduction over time, based on currently available information, management does not believe that the introduction of the Euro currency will have a material adverse impact on the Company's financial condition or overall trends in results of operations.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest rate risk:

        The Company's exposure to market risk due to potential changes in interest rates, relates primarily to the Company's investment portfolio, which consisted primarily of fixed interest rate instruments as of December 31, 2001. The Company maintains a strict investment policy, which is designed to ensure the safety and preservation of its invested funds by limiting market risk and the risk of default.

        The following table presents the hypothetical changes in fair values in the financial instruments held by the Company at December 31, 2001, that are sensitive to changes in interest rates. These instruments are comprised of cash, cash equivalents, short-term investments and corporate equity securities. These instruments are not leveraged and are held for purposes other than trading. The modeling techniques used measure the change in fair values arising from selected hypothetical changes in interest rates. Assumed market value changes to the Company's portfolio reflects immediate hypothetical parallel shifts in the yield curve of plus or minus 50 basis points (BPS), 100 BPS, and 150 BPS over a twelve-month time horizon. Beginning fair values represent the market principal plus accrued interest for financial reporting purposes at December 31, 2001. Ending fair values comprise the estimated market principal plus accrued interest at a twelve-month time horizon, and assumes no change in the investment principal or portfolio mix. This table estimates the fair value of the portfolio at a twelve-month time horizon:

	Valuation of securities given an interest rate decrease of X basis points			No change in interest rate	Valuation of securities given an interest rate increase of X basis points
Short-term investments, in thousands
	(150 BPS)	(100 BPS)	(50 BPS)	0 BPS	50 BPS	100 BPS	150 BPS
U.S. Treasury securities and obligations of U.S. government agencies	$18,012	$17,937	$17,862	$17,788	$17,714	$17,640	$17,568
Obligations of states and political subdivisions	5,077	5,052	5,026	5,001	4,977	4,952	4,926
U.S. corporate debt securities	134,908	134,372	133,834	133,298	132,764	132,241	131,721
Corporate equity securities	349	350	351	352	352	353	354

Total short-term investments	$158,346	$157,711	$157,073	$156,439	$155,807	$155,186	$154,569

        The table was developed based on the fact that a 50-BPS move in the Federal Funds Rate has occurred twenty-three times in the last ten years; a 100-BPS move in the Federal Funds Rate has occurred fifteen times in the last ten years; and a 150-BPS move in the Federal Funds Rate has occurred eight times in the last ten years.

        The Company has not materially altered its investment objectives or criteria and believes that, although the composition of the Company's portfolio has changed from the preceding year, the portfolio's sensitivity to changes in interest rates is materially the same.

Credit risk:

        The Company mitigates default risk by attempting to invest in high credit quality securities and by constantly positioning its portfolio to respond appropriately to a significant reduction in a credit rating of any investment issuer or guarantor. The portfolio includes only marketable securities with active secondary or resale markets to ensure portfolio liquidity and is diversified in accordance with the Company's investment policy. To date, the Company has not experienced liquidity problems with its portfolio.

Foreign Exchange Risk:

        Foreign exchange contracts are used primarily by the Company to hedge the risk that unremitted Japanese yen denominated receipts from customers for actual or forecasted sales of equipment after receipt of customer purchase orders, and the unremitted Japanese yen denominated payments to suppliers for actual or forecasted deliveries of raw material from Japan after issuance of Company purchase orders, may be adversely affected by changes in foreign currency exchange rates. As part of its overall strategy to manage the level of exposure to the risk of foreign currency exchange rate fluctuations, the Company attempts to hedge most of these Japanese yen denominated foreign currency exposures anticipated over the ensuing twelve-month period. At December 31, 2001, the Company had taken action to hedge approximately 100% of these Japanese yen denominated exposures. To hedge this exposure, the Company used foreign exchange contracts that generally have maturities of nine months or less, which generally will be rolled over to provide continuing coverage throughout the year. The Company often closes foreign exchange sale contracts by purchasing an offsetting purchase contract.

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

        At December 31, 2001, the Company had contracts for the sale of $3.5 million and the purchase of 1.5 million of foreign currencies at fixed rates. The Company had deferred $0.1 million of gains on foreign exchange contracts at December 31, 2001.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        The Selected Financial Data information contained in Item 6 of Part II hereof is hereby incorporated by reference into this Item 8 of Part II of this form 10-K.

ULTRATECH STEPPER, INC.
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
AND FINANCIAL STATEMENT SCHEDULE

Consolidated Financial Statements included in Item 8:

CONSOLIDATED BALANCE SHEETS

In thousands, except share and per share amounts	December 31, 2001	December 31, 2000
Assets
Current assets:
Cash and cash equivalents	$62,729	$55,346
Short-term investments	106,425	108,335
Accounts receivable, less allowance for doubtful accounts of $540 in 2001 and $327 in 2000	13,802	23,942
Inventories	26,047	30,262
Prepaid expenses and other current assets	1,786	3,129

Total current assets	210,789	221,014
Equipment and leasehold improvements, net	24,619	28,833
Intangible assets, net	1,239	6,880
Demonstration inventory, net	3,684	6,542
Other assets	3,088	800

Total assets	$243,419	$264,069

Liabilities and Stockholders' Equity
Current liabilities:
Notes payable	$—	$1,152
Accounts payable	9,093	12,228
Accrued expenses	9,943	14,443
Deferred license income	13,707	22,369
Deferred product and services income	3,568	6,728
Advance billings	3,010	7,470
Accrued restructuring expenses	4,338	—
Income taxes payable	4,304	5,190

Total current liabilities	47,963	69,580
Other liabilities	175	232
Commitments and contingencies
Stockholders' equity:
Preferred Stock, $.001 par value:
2,000,000 shares authorized; none issued	—	—
Common Stock, $.001 par value:
40,000,000 shares authorized; issued and outstanding: 22,451,137 at December 31, 2001 and 21,284,555 at December 31, 2000	23	22
Additional paid-in capital	195,612	179,530
Treasury Stock	(6,867)	(6,867)
Accumulated other comprehensive income (loss), net	2,486	(299)
Retained earnings	4,027	21,871

Total stockholders' equity	195,281	194,257

Total liabilities and stockholders' equity	$243,419	$264,069

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
In thousands, except per share amounts
	2001	2000	1999
Net sales
Products	$103,714	$123,407	$95,473
Services	14,305	17,261	17,650
Licenses	12,661	5,987	—

Total net sales	130,680	146,655	113,123
Cost of sales
Cost of products sold	64,694	76,180	56,471
Cost of services	10,135	12,808	12,232
Cost of discontinued products	11,070	—	—

Gross profit	44,781	57,667	44,420
Research, development, and engineering	25,759	26,833	27,678
Amortization of goodwill	1,508	2,061	1,630
Selling, general, and administrative	29,701	30,274	26,325
Restructure of operations	12,278	—	—
Shutdown of operations	—	9,670	—

Operating loss	(24,465)	(11,171)	(11,213)
Gain on sale of land	—	15,983	—
Interest expense	(198)	(251)	(374)
Interest and other income, net	7,857	7,598	7,419

Income (loss) before income taxes and cumulative effect of a change in accounting principle	(16,806)	12,159	(4,168)
Income taxes	1,038	2,433	—

Income (loss) before cumulative effect of a change in accounting principle	(17,844)	9,726	(4,168)
Cumulative effect on prior years of the application of SAB 101 "Revenue Recognition in Financial Statements"	—	(18,883)	—

Net loss	$(17,844)	$(9,157)	$(4,168)

Net loss per share—basic
Income (loss) before cumulative effect of a change in accounting principle	$(0.81)	$0.46	$(0.20)
Cumulative effect on prior years of the application of SAB 101 "Revenue Recognition in Financial Statements"	—	$(0.89)	—
Net loss	$(0.81)	$(0.43)	$(0.20)
Number of shares used in per share computations—basic	22,143	21,236	21,279
Net loss per share—diluted
Income (loss) before cumulative effect of a change in accounting principle	$(0.81)	$0.46	$(0.20)
Cumulative effect on prior years of the application of SAB 101 "Revenue Recognition in Financial Statements"	—	$(0.89)	—
Net loss	$(0.81)	$(0.43)	$(0.20)
Number of shares used in per share computations—diluted	22,143	21,236	21,279

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
In thousands
	2001	2000	1999
Cash flows from operating activities:
Net loss	$(17,844)	$(9,157)	$(4,168)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	7,657	7,093	8,187
Amortization	2,610	4,536	4,370
Non-cash restructuring and asset impairment charges:
Intangible assets, net	4,135	—	—
Equipment and leasehold improvements, net	1,540	2,355	—
Inventories	11,070	4,778	—
Other, net	—	(370)	—
Loss on disposal of equipment	58	48	390
Deferred compensation and others, net	(41)	140	—
Cumulative adjustment due to SAB 101	—	18,883	—
Gain from sale of land	—	(15,983)	—
Changes in operating assets and liabilities:
Accounts receivable	10,140	(2,049)	(8,970)
Inventories	(6,855)	(6,065)	7,775
Prepaid expenses and other current assets	1,343	(1,219)	3,048
Leases receivable—current portion	—	1,354	658
Leases receivable—long term	—	161	1,254
Intangible assets	—	—	(133)
Demonstration Inventory	2,009	(3,425)	(1,942)
Other assets	(2,288)	21	(190)
Accounts payable	(3,135)	4,297	(610)
Accrued expenses	(4,500)	1,338	(5,719)
Advance billings	(4,460)	2,625	3,151
Income taxes payable	(886)	109	3,451
Deferred product and services income, net	(3,160)	(14,408)	(1,140)
Deferred license income	(8,662)	22,369	—
Accrued restructuring expenses	4,338	—	—
Other liabilities	(53)	(57)	(56)

Net cash provided by (used in) operating activities	(6,984)	17,374	9,356

Cash flows from investing activities:
Capital expenditures	(5,389)	(18,439)	(6,948)
Investments in securities	(313,130)	(369,175)	(361,398)
Proceeds from sales of investments	82,333	74,489	56,047
Proceeds from maturing investments	235,619	284,831	297,823
Proceeds from sale of land	—	16,126	—
Purchase of licensed technology	—	—	(2,000)
Restricted investments	—	5,549	(71)

Net cash used in investing activities	(567)	(6,619)	(16,547)

Cash flows from financing activities:
Net proceeds from (repayments of) notes payable	(1,152)	662	(1,391)
Proceeds from issuance of Common Stock	16,021	3,817	1,418
Buy back of Common Stock	—	(6,866)	—

Net cash provided by (used in) financing activities	14,869	(2,387)	27

Net effect of exchange rate changes on cash	65	—	—
Net increase (decrease) in cash and cash equivalents	7,383	8,368	(7,164)
Cash and cash equivalents at beginning of period	55,346	46,978	54,142

Cash and cash equivalents at end of period	$62,729	$55,346	$46,978

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$198	$251	$337
Income taxes (refund), net	2,032	3,089	(7,015)
Other non-cash changes:
Systems transferred from inventory to equipment and other assets	$2,031	$5,543	$2,806

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

	Stockholders' Equity
	Common Stock
In thousands			Additional Paid-in Capital	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Stockholders' Equity
	Shares	Amount
Balance at December 31, 1998	21,106	$21	$174,156	$(1)	$779	$35,196	$210,151
Net issuance of Common Stock under stock option plans and employee stock purchase plan	286	—	1,418	—	—	—	1,418
Components of comprehensive loss:
Change in net unrealized loss on available-for-sale investments	—	—	—	—	(3,187)	—	(3,187)
Net loss	—	—	—	—	—	(4,168)	(4,168)

Total comprehensive loss							(7,355)

Balance at December 31, 1999	21,392	$21	$175,574	$(1)	$(2,408)	$31,028	$204,214

Net issuance of Common Stock under stock option plans and employee tock purchase plan	368	1	3,816	—	—	—	3,817
Buyback of Common Stock	(475)	—	—	(6,866)	—	—	(6,866)
Deferred Compensation	—	—	140	—	—	—	140
Components of comprehensive loss:
Change in net unrealized gains on available-for-sale investments	—	—	—	—	2,109	—	2,109
Net loss	—	—	—	—	—	(9,157)	(9,157)

Total comprehensive loss							(7,048)

Balance at December 31, 2000	21,285	$22	$179,530	$(6,867)	$(299)	$21,871	$194,257

Net issuance of Common Stock under stock option plans and employee stock purchase plan	1,166	1	16,021	—	—	—	16,022
Deferred Compensation	—	—	61	—	—	—	61
Components of comprehensive loss:
Change in net unrealized gains on:
Available-for-sale investments	—	—	—	—	2,720	—	2,720
Foreign exchange contracts	—	—	—	—	65	—	65
Net loss	—	—	—	—	—	(17,844)	(17,844)

Total comprehensive loss							(15,059)

Balance at December 31, 2001	22,451	$23	$195,612	$(6,867)	$2,486	$4,027	$195,281

See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    COMPANY AND INDUSTRY INFORMATION

Major customers

        In 2001, no single customer accounted for 10% or more of the Company's net sales. In 2000, one customer accounted for 10% of the Company's net sales. In 1999, no single customer accounted for 10% or more of the Company's net sales.

Business segments

        In evaluating its business segments, the Company gave consideration to the Chief Executive Officer's review of financial information and the organizational structure of the Company's management. Based on this review, the Company concluded that, at the present time, resources are allocated and other financial decisions are made based, primarily, on consolidated financial information. Accordingly, the Company has determined that it operates in one business segment, which is the manufacture and distribution of photolithography equipment to manufacturers of integrated circuits and nanotechnology components.

Enterprise-wide disclosures

        The Company's products are manufactured in the United States and are sold worldwide. The Company markets internationally through domestic and foreign-based sales and service operations and independent sales organizations. The following table presents enterprise-wide sales to external customers and long-lived assets by geographic region:

(In thousands)	2001	2000	1999
Net sales:
United States of America	$63,653	$67,328	$51,293
Japan	22,534	29,216	13,201
Rest of world	44,493	50,111	48,629

Total	$130,680	$146,655	$113,123

Long-lived assets:
United States of America	$31,687	$41,701	$39,458
Rest of world	943	1,354	1,444

Total	$32,630	$43,055	$40,902

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

        Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash equivalents, short-term investments and trade receivables. These credit risks include the potential inability of an issuer or customer to honor their obligations under the terms of the instrument. The Company places its cash equivalents, short-term investments and restricted investments with high credit-quality financial institutions. The Company invests its excess cash in commercial paper, readily marketable debt instruments and collateralized funds of U.S. and state government entities. The Company has established guidelines relative to credit ratings, diversification and maturities that seek to maintain safety and liquidity.

        A majority of the Company's trade receivables are derived from sales in various geographic areas, principally the U.S., Europe, Japan and the rest of Asia, to large companies within the semiconductor, semiconductor packaging and nanotechnology industries. The Company performs ongoing credit evaluations of its customers' financial condition and requires collateral, whenever deemed necessary. The Company maintains an allowance for uncollectible accounts receivable based upon expected collectibility and a reserve for estimated returns and allowances. From time to time the Company may grant extended payment terms or may lease its systems to customers. Long-term receivables and the granting of extended customer payment terms exposes the Company to additional risks, including potentially higher customer concentration and higher potential operating expenses relating to customer defaults.

        The Company sells certain of its accounts receivable in order to mitigate its credit risk and to enhance cash flow. Sales of accounts receivable typically precede final customer acceptance of the system. Although credit risk effectively passes to the third party financial institution, among other terms and conditions, the agreements include provisions that require the Company to repurchase receivables if disputes arise with the customer regarding suitability of the product. At December 31, 2001 and 2000, there were $0.0 million and $5.6 million, respectively, of sold accounts receivable outstanding to third-party financial institutions.

3.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

        The accompanying consolidated financial statements include the accounts of the Company and its subsidiaries, all of which are wholly owned. Intercompany balances and transactions have been eliminated.

        Reclassifications have been made to prior years' consolidated financial statements to conform to the current year presentation. These reclassifications had no impact on previously reported operating losses or net losses.

        The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and judgements that affect the reported amounts in the financial statements and accompanying notes. On an ongoing basis, management evaluates its estimates, including those related to inventories, warranty obligations, purchase order commitments, bad debts, income taxes, intangible assets, restructuring and contingencies and litigation. Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Cash equivalents

        Cash equivalents consist of highly liquid investments with a maturity date at acquisition of three months or less. The carrying value of cash equivalents approximates fair value.

Investments

        Management determines the appropriate classification of its investments at the time of purchase and re-evaluates the classification at each balance sheet date. At December 31, 2001 and 2000, all investments in the Company's portfolio were classified as "available for sale" and are stated at fair value, with the unrealized gains and losses, net of tax, reported in accumulated other comprehensive income (loss), as a separate component of stockholders' equity. Among other factors, the value of the Company's investment portfolio is sensitive to changes in interest rates.

        The amortized cost of debt securities is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization, as well as interest, dividends, realized gains and losses and declines in value judged to be other than temporary are included in interest and other income, net. The cost of securities sold is based on the specific identification method.

Inventories

        Inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out (FIFO) method. Reserves are established for excess or slow-moving inventories as deemed necessary.

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

        Intangible assets are carried at cost less accumulated amortization, which is being provided on a straight-line basis over the economic lives of the respective assets, generally five to seven years. Intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the related asset may not be recoverable. Intangible assets are presented net of accumulated amortization of $763,000 and $4,390,000 as of December 31, 2001 and 2000, respectively.

Derivative instruments and hedging

        Foreign currency transactions, in the form of forward currency contracts, are utilized by the Company to hedge obligations denominated in foreign currencies. The Company does not enter into derivative financial instruments for trading purposes. Gains and losses related to qualified accounting hedges of firm commitments are deferred and recognized into operating income when the firm commitment is converted into income. Gains and losses related to qualified accounting hedge of recognized financial assets and liabilities are recognized in interest and other income, net. There were approximately $5.0 million and $17.3 million of foreign exchange forward contracts outstanding as of December 31, 2001 and 2000, respectively.

Revenue recognition

        The Company previously recognized revenue from the sales of its products generally upon shipment, which usually preceded installation and final customer acceptance, provided that final customer acceptance and collection of the related receivable were probable. Effective January 1, 2000, the Company changed its method of accounting for product sales to recognize such revenues when the contractual obligation for installation (if any) has been satisfied, or installation is substantially complete, and customer acceptance provisions have lapsed, provided collections of the related receivable are probable. The Company believes the change in accounting principle is preferable based on guidance provided in SEC staff Accounting Bulletin No. 101 (SAB 101), "Revenue Recognition in Financial Statements." The cumulative effect of the change in accounting principle, $18.9 million or $0.89 per share (diluted), was reported as a charge in the quarter ended March 31, 2000 in the accompanying statement of operations.

        The cumulative effect of this change in accounting principle includes system revenue, cost of sale and certain expenses, including warranty and commission expenses, which will be recognized when both installation and customer acceptance provisions are satisfied, subsequent to January 1, 2000.

        The Company sells service contracts for which revenue is recognized ratably over the contract period. The Company recognizes revenue from licensing and technology support agreements ratably over the contract period, or the estimated useful life of the licensed technologies, whichever is applicable.

        During 2000, the Company substantially changed its operations to implement SAB 101. Approximately 25% of the Company's net sales for the year ended December 2000, or $37,600,000, resulted from systems shipped in 1999 and accepted in 2000. This reflects the Company's traditional time frame for shipment, installation and customer acceptance. The net result of shipments and acceptances during 2000 was a reduction of approximately $14.4 million in deferred product and service income. The Company estimates that its sales for the year ended December 31, 2000 would have approximated $126,000,000 under its previous method of accounting for revenue recognition. However, the Company believes that estimates of its system revenue under its prior method of accounting are not indicative of results that would have been achieved had the Company not substantially changed its operations to implement SAB 101.

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

Impact of recently issued accounting standards and SEC staff accounting bulletins

        In July, 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 141 (SFAS 141), "Business Combinations." SFAS 141 requires the purchase method of accounting for all business combinations initiated after June 30, 2001 and eliminates the pooling-of-interest method. The adoption of SFAS 141 did not have a material effect on the Company's financial condition or results of operations.

        In July 2001, the FASB issued SFAS 142, "Goodwill and Other Intangible Assets," which requires the discontinuance of goodwill amortization. SFAS 142 is required to be applied for fiscal years beginning after December 15, 2001, with certain early adoption permitted. The Company expects to adopt SFAS 142 for its first fiscal quarter of 2002, and does not expect the adoption to have a material effect on its financial condition or results of operations.

        In August 2001, the FASB issued SFAS 143, "Accounting for Asset Retirement Obligations." SFAS 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated retirement costs. The Company does not anticipate a material effect on its financial condition or results of operations from the adoption of SFAS 143, which will take place in the Company's first fiscal quarter of 2003.

        In October 2001, the FASB issued SFAS 144, "Accounting for the Impairment of Disposal of Long-lived Assets." SFAS 144 supersedes SFAS 121, "Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to be Disposed Of," and addresses financial accounting and reporting for the impairment of long-lived assets and for long-lived assets to be disposed of. The Company is in the process of assessing the effect of adopting SFAS 144, which will be effective for the Company's first fiscal quarter of 2003.

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

4.    BASIC AND DILUTED NET LOSS PER SHARE

        The following sets forth the computation of basic and diluted net income (loss) per share:

	Years Ended December 31,
In thousands, except per share amounts
	2001	2000	1999
Numerator:
Income (loss) before cumulative effect of a change in accounting principle	$(17,844)	$9,726	$(4,168)
Cumulative effect on prior years of the application of SAB 101 "Revenue Recognition in Financial Statements"	—	(18,883)	—

Net loss	$(17,844)	$(9,157)	$(4,168)

Denominator:
Denominator for earnings per share—basic	22,143	21,236	21,279
Effect of dilutive Employee Stock Options	—	—	—

Denominator for earnings per share—diluted	22,143	21,236	21,279

Earnings per share—basic
Income (loss) before cumulative effect of a change in accounting principle	$(0.81)	$0.46	$(0.20)

Cumulative effect on prior years of the application of SAB 101 "Revenue Recognition in Financial Statements"	—	$(0.89)	—

Net loss	$(0.81)	$(0.43)	$(0.20)

Earnings per share—diluted
Income (loss) before cumulative effect of a change in accounting principle	$(0.81)	$0.46	$(0.20)

Cumulative effect on prior years of the application of SAB 101 "Revenue Recognition in Financial Statements"	—	$(0.89)	—

Net loss	$(0.81)	$(0.43)	$(0.20)

        For the year ended December 31, 2001, options to purchase 3,346,000 shares of Common Stock at an average exercise price of $17.84 were excluded from the computation of diluted net loss per share as the effect would have been anti-dilutive. This compares to the exclusion of 3,864,000 options at an average exercise price of $15.23 for the year ended December 31, 2000, and 3,428,000 options at an average exercise price of $16.11 for the year ended December 31, 1999. Options are anti-dilutive when the Company has a net loss or when the exercise price of the stock option is greater than the average market price of the Company's Common Stock.

5.    REPORTING COMPREHENSIVE INCOME

        Comprehensive income includes net income plus other comprehensive income. Other comprehensive income for the Company is comprised of changes in unrealized gains or losses on available-for-sale securities, net of tax. Accumulated other comprehensive income and changes thereto at December 31 consist of:

In thousands	2001	2000	1999
Accumulated other comprehensive loss at beginning of year
Unrealized gain (loss), net of tax	$(299)	$(2,408)	$779
Change of accumulated other comprehensive income (loss) during the year
Unrealized gain on available-for-sale securities	2,720	2,109	(3,187)
Unrealized gain on forign exchange contracts	65	—	—
Tax effect	—	—	—

Accumulated other comprehensive income (loss) at end of year	$2,486	$(299)	$(2,408)

6.    INVESTMENTS

        The Company classified all of its investments as "available for sale" as of December 31, 2001 and 2000. Accordingly, the Company states its investments at estimated fair value. Fair values are determined based on quoted market prices or pricing models using current market rates. The Company deems all investments to be available to meet current working capital requirements.

        The following is a summary of the Company's investments:

	December 31, 2001				December 31, 2000
		Accumulated Other Comprehensive				Accumulated Other Comprehensive
Available-for-sale Short-term investments, in thousands	Gross Amortized Cost			Estimated Fair Value	Gross Amortized Cost			Estimated Fair Value
		Gains	Losses			Gains	Losses
U.S. Treasury securities and obligations of U.S. government agencies	$17,355	$454	$21	$17,788	$27,788	$12	$186	$27,614
Obligations of states and political subdivisions	5,001	—	—	5,001	3,707	—	—	3,707
U.S. corporate debt securities	131,516	1,796	14	133,298	116,451	444	667	116,228
Corporate equity securities	146	206		352	—	—	—	—

	$154,018	$2,456	$35	$156,439	$147,946	$456	$853	$147,549

        The following is a reconciliation of the Company's investments to the balance sheet classifications at December 31:

In thousands	2001	2000
Cash equivalents	$50,014	$39,214
Short-term investments	106,425	108,335

Investments, at estimated fair value	$156,439	$147,549

        Gross realized gains and losses were not material for the years ended December 31, 2001, 2000 and 1999.

        The gross amortized cost and estimated fair value of the Company's investments at December 31, 2001, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because the issuers of the securities may have the right to prepay obligations without prepayment penalties.

In thousands	Gross Amortized Cost	Fair Value
Due in one year or less	$87,186	$88,272
Due after one year through five years	66,832	68,167

	$154,018	$156,439

7.    BALANCE SHEET DETAILS

	December 31,
In thousands
	2001	2000
Inventories:
Raw materials	$12,239	$14,309
Work-in-process	11,001	11,088
Finished products	2,807	4,865

Total	$26,047	$30,262

Equipment and leasehold improvements, net:
Machinery and equipment	$36,083	$34,682
Leasehold improvements	4,761	5,651
Office equipment and furniture	19,385	19,446

	$60,229	$59,779
Accumulated depreciation and amortization	(35,610)	(30,946)

Total	$24,619	$28,833

Accrued expenses:
Salaries and benefits	$3,368	$4,551
Warranty reserves	1,895	3,776
Reserve for losses on purchase order commitments	1,024	3,203
Other	3,656	2,913

Total	$9,943	$14,443

8.    COST OF DISCONTINUED PRODUCTS

        As a result of dramatically worsening conditions in the semiconductor industry, heightened by the events of the terrorist attack on September 11, 2001, which further weakened the U.S. and world economies, the Company decided to discontinue its XLS reduction stepper production and focus its efforts on developing next-generation platforms for its reduction technologies, principally 157nm. As a result of this decision, the Company recognized inventory write-downs of $11.1 million.

9.    RESTRUCTURE OF OPERATIONS

        In September 2001, the Company reached a decision to consolidate its manufacturing operations and eliminate approximately 20% of its workforce. As a result of this decision, the Company recognized a restructuring charge of $12.0 million, or $0.54 per share (diluted) in the quarter ended September 30, 2001. Additionally, the Company recognized restructuring charges of $0.3 million, or $0.01 per share (diluted) in the quarter ended December 31, 2001, primarily related to employee severance costs of $0.6 million (from additional personnel actions) and higher fixed asset disposal costs of $0.4 million, partially offset by revised facility closure and other cost estimates of $0.7 million. Of the full-year charge of $12.3 million, non-cash components included a $4.1 million impairment charge for intangible assets related to the Company's XLS reduction product platform acquired in 1998 and a $1.5 million impairment charge for fixed assets disposed of in conjunction with the consolidation of manufacturing facilities. The cash components of this charge included $4.0 million for estimated expenditures related to the closure of facilities, $2.5 million for employee severance costs and $0.1 million of other restructuring costs. As of December 31, 2001, the amount of restructuring costs accrued but unpaid was $4.3 million.

        Components of accrued restructuring expenses and amounts charged against the plan as of December 31, 2001 were as follows:

(in millions)	Beginning Accrual Balance	Expenditures/ Adjustments	December 31, 2001
Facility closure costs	$4.3	$(1.1)	$3.2
Employee severence costs	1.9	(0.8)	1.1
Other costs	0.5	(0.5)	—

Total	$6.7	$(2.4)	$4.3

10.    SHUTDOWN OF OPERATIONS

        During the quarter ended June 30, 2000, the Company shut down the operations of its UltraBeam unit. As a direct result of this decision, the Company recognized a charge in the quarter ended June 30, 2000 of $8.0 million, or $0.38 per share (diluted). During the quarter ended September 30, 2000, the Company recognized an additional charge of $1.7 million, or $0.08 per share (diluted) primarily attributed to revised estimates of amounts to be realized upon the disposition of operating assets. Of the full-year charge of $9.7 million, approximately $6.8 million related to the disposition of operating and capital assets, $0.4 million related to termination benefits associated with the termination of 14 employees, $2.3 million related to facilities and other non-employee amounts paid for shutdown and $0.2 million related to accrued liabilities still outstanding as of December 31, 2000. There were no significant revisions to the original termination provisions established by the Company. At December 31, 2001, there were no outstanding payables or accruals associated with this charge.

11.    GAIN ON SALE OF LAND

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

12.    STOCK BASED COMPENSATION

1993 Stock Option Plan

        Under the Company's 1993 Stock Option Plan, as amended, qualified employees, nonemployee Board members and consultants may receive options to purchase shares of Common Stock at 85% to 100% of fair value at certain specified dates. These options generally vest in equal monthly installments over a period of approximately four years, with a minimum vesting period of twelve months from grant date, and generally expire ten years from date of grant. The plan will terminate on the earlier of February 28, 2011 or the date on which all shares available for issuance under the plan have been issued. The plan contains an automatic share increase feature pursuant to which the share reserve will automatically increase on the first trading day in January of each calendar year, beginning with the 2002 calendar year and continuing through and including calendar year 2006, by an amount equal to four percent (4%) of the total number of shares of Common Stock outstanding on the last trading day in December of the immediately preceding calendar year, but in no event would such annual increase exceed 1.7 million shares, subject to adjustment in the event of certain changes to the Company's capital structure. Under the plan, approximately 184,000 options, 603,000 options and 511,000 options were available for issuance at December 31, 2001, 2000 and 1999, respectively.

1998 Supplemental Stock Option/Stock Issuance Plan

        Under the Company's 1998 Supplemental Stock Option/Stock Issuance Plan, as amended, qualified employees may receive options to purchase shares of Common Stock at 100% or above of fair value at certain specified dates. These options generally vest in equal monthly installments over a period determined by the Company's Plan Administrator, and generally expire ten years from date of grant. The plan will terminate on the earlier of October 19, 2008, or the date on which all shares available for issuance under the plan have been issued. Under the plan, approximately 218,000 options, 354,000 options and 469,000 options were available for issuance at December 31, 2001, 2000 and 1999, respectively.

        A summary of the Company's stock option activity, and related information follows:

	2001		2000		1999
	Options	Weighted-Average Exercise Price	Options	Weighted-Average Exercise Price	Options	Weighted-Average Exercise Price
Outstanding at January 1	3,863,819	$15.23	3,427,520	$16.11	3,168,965	$16.20
Granted	835,819	$25.70	1,522,500	$13.98	871,800	$13.67
Exercised	(1,073,116)	$13.67	(286,120)	$9.88	(189,273)	$1.17
Forfeited	(280,242)	$21.24	(800,081)	$18.53	(423,972)	$18.50

Outstanding at December 31	3,346,280	$17.84	3,863,819	$15.23	3,427,520	$16.11

12.    STOCK BASED COMPENSATION (Continued)

        At December 31, 2001, options outstanding were as follows:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Options	Weighted-Average Remaining Contractual Life (Years)	Weighted-Average Exercise Price	Options	Weighted-Average Exercise Price
$0.0500—$11.9999	537,365	7.03	$9.85	247,865	$7.47
$12.0000—$14.8999	970,927	7.95	$14.13	398,690	$13.92
$14.9000—$17.4999	238,788	7.85	$15.74	138,041	$15.90
$17.5000—$19.9999	666,030	6.20	$18.02	510,704	$17.97
$20.0000—$33.6250	933,170	8.33	$26.70	215,701	$29.93

$0.0500—$33.6250	3,346,280	7.55	$17.84	1,511,001	$16.70

Employee Stock Purchase Plan

        Under the provisions of the Company's Employee Stock Purchase Plan, virtually all employees may purchase Common Stock through payroll deductions at 85% of the lower of the fair market value of the Common Stock on the first or last day of the offering period. Prior to February 2001, the offering period was twelve months, with one annual purchase date. In February 2001, the Company commenced a plan which allows twenty-four month offering periods with semi-annual purchase dates. Under the Plan, approximately 409,000 shares and 503,000 shares of Common Stock were reserved and available for issuance at December 31, 2001 and 2000, respectively.

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

        Pro forma information regarding net income and net income per share is required as if the Company had accounted for its employee stock options (including purchase rights issued under the Employee Stock Purchase Plan) under the fair value method. The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options. The fair value for these options was estimated at the date of grant using a Black-Scholes option-pricing model with the following weighted-average assumptions:

	2001	2000	1999
Expected life (in years): stock options	3.5	3.5	3.5
Expected life (in years): Employee Stock Purchase Plan	1.0	1.0	1.0
Risk-free interest rate	3.5%	5.2%	6.3%
Volatility factor	0.61	0.57	0.54
Dividend yield	0%	0%	0%

        The weighted-average expected life of stock options is computed assuming a multiple-point approach with annual vesting periods. The weighted-average fair value per share of stock options granted during 2001, 2000 and 1999 were $12.09, $6.18, and $5.83, respectively.

        The weighted average fair value of purchase rights granted under the Company's Employee Stock Purchase Plan during 2001, 2000 and 1999 were $6.43, $7.34, and $6.23, respectively.

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

In thousands, except per share amounts	2001	2000	1999
Net loss as reported	$(17,844)	$(9,157)	$(4,168)
Pro forma net loss	$(25,442)	$(14,117)	$(10,226)
Net loss per share—basic, as reported	$(0.81)	$(0.43)	$(0.20)
Pro forma net loss per share—basic	$(1.17)	$(0.68)	$(0.49)
Net loss per share—diluted, as reported	$(0.81)	$(0.43)	$(0.20)
Pro forma net loss per share—diluted	$(1.17)	$(0.68)	$(0.49)

13.    STOCKHOLDERS' EQUITY

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

        The Rights are redeemable, in whole but not in part, at the option of the Board of Directors at $.01 per Right, at any time within 10 days of the date they become exercisable and in certain other circumstances and will not become exercisable in certain instances where the Company's Board of Directors approves a transaction. The Rights will not prevent a takeover of the Company, but are designed to encourage anyone seeking to acquire the Company to negotiate with the Company's Board of Directors.

        Shares reserved for issuance under the plan were 350,000 at December 31, 2001.

14.  EMPLOYEE BENEFIT PLANS

Employee bonus plans

        The Company currently sponsors a profit sharing plan and an executive incentive bonus plan that distribute employee awards based on the achievement of predetermined operating income targets. The Company has not recognized expense under these various employee bonus plans for 2001, 2000 and 1999.

Employee savings and retirement plan

        The Company currently sponsors a 401(k) employee salary deferral plan that allows voluntary contributions by all full-time employees of from 1% to 20% of their pretax earnings. Prior to 2000, Company contributions were made only if certain predetermined operating income targets were achieved. In 2001 and 2000, the Company's Board of Directors elected to provide Company matching of employee contributions up to a maximum of $2,000 per employee. In conjunction with this benefit plan, the Company recognized $686,000, $643,000, and $0 of expense for 2001, 2000 and 1999, respectively.

15.    INCOME TAXES

        The domestic and foreign components of income (loss) before income taxes and cumulative adjustments are as follows:

	Years Ended December 31,
In thousands
	2001	2000	1999
Domestic	$(18,074)	$10,834	$(5,694)
Foreign	1,268	1,325	1,526

Income (loss) before income taxes	$(16,806)	$12,159	$(4,168)

        Income taxes included the following:

	Years Ended December 31,
In thousands
	2001	2000	1999
Federal:
Current	$(644)	$1,035	$—
Deferred	859	(859)	—

	215	176	—
State:
Current	187	80	—
Deferred	—	—	—

	187	80	—
Foreign:
Current	636	2,177	—
Deferred	—	—	—

	636	2,177	—

Total income tax provision	$1,038	$2,433	$—

        The difference between the provision for income taxes and the amount computed by applying the U.S. federal statutory rate (35 percent) to income before income taxes is explained below:

	Years Ended December 31,
In thousands
	2001	2000	1999
Tax computed at statutory rate	$(5,882)	$4,256	$(1,417)
State income taxes, net of federal benefit	122	52	—
Foreign taxes	192	1,713	—
Non-taxable income	—	(6,609)
Tax exempt income	—	—	—
Credits for research and development	—	—	—
Losses not benefited	6,325	2,353	1,320
Other, net	281	668	97

Income tax provision	$1,038	$2,433	$—

        Significant components of deferred income tax assets and liabilities are as follows:

In thousands	2001	2000
Deferred tax assets:
Net operating loss carryforwards	$15,336	$657
Inventory valuation	6,987	6,881
Bad debt reserve	203	123
Fixed assets	—	1,502
Tax credit carryforwards	4,106	3,633
Warranty reserves	727	1,298
Deferred license income	9,643	9,114
Deferred product and services income	295	1,675
Other non-deductible accruals and reserves	6,162	1,803

Total deferred tax assets	43,459	26,686
Valuation allowance	(43,459)	(25,827)

Net deferred tax assets	$—	$859

Total deferred tax liabilities	$—	$—

Net deferred tax assets	$—	$859

        Based upon the weight of available evidence, which includes the Company's historical operating performance and carryback potential, the Company has determined that a valuation allowance continues to be necessary.

        The net valuation allowance increased by $17,632,000, $3,161,000 and $3,103,000 during the years ended December 31, 2001, 2000 and 1999, respectively. Approximately $6,100,000 of the valuation allowance as of December 31, 2001 is attributable to stock options, the benefit of which will be credited to paid-in capital when realized.

        As of December 31, 2001, the Company had net operating loss carryforwards for federal and state tax purposes of $41,053,000 and $24,055,000, respectively. The Company also had federal research and development tax credit carryforwards of approximately $2,578,000. The federal and state net operating loss carryforwards will expire at various dates beginning in year 2002 through 2021, if not utilized. The tax credit carryforwards will expire at various dates beginning in 2009 through 2021, if not utilized.

        Utilization of the Company's net operating loss and tax credits may be subject to substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code and similar state provisions. Such an annual limitation could result in the expiration of the net operating losses and credits before utilization.

16.    COMMITMENTS AND CONTINGENCIES

        The Company leases its facilities, and certain equipment under operating leases expiring through December 2015. Under certain of its leasing arrangements, the Company is subject to letter of credit requirements, escalation charges and also retains certain renewal options. As of December 31, 2001, the minimum annual rental commitments are as follows:

(in thousands)
2002	$4,331
2003	3,407
2004	3,277
2005	2,368
2006	2,122
Thereafter	7,561

$23,066

        Rent expense was approximately $5,422,000, $5,964,000 and $5,037,000 for the years ended December 31, 2001, 2000 and 1999, respectively.

        On February 29, 2000, in the U.S. District Court of Virginia, the Company filed patent infringement lawsuits against Nikon Inc. ("Nikon"), Canon, Inc. ("Canon") and ASM Lithography ("ASML"). In April 2000, the Company reached a settlement with Nikon and in September 2001, the Company reached a settlement with Canon. The litigation against ASML is ongoing. On October 12, 2001, the Company was sued in the District Court in Massachusetts for alleged infringement of certain patents owned by Silicon Valley Group, Inc., a company recently acquired by ASML. The case is in its early stages and the Company is evaluating the claim.

REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

To The Board Of Directors and Stockholders Of Ultratech Stepper, Inc.

We have audited the accompanying consolidated balance sheets of Ultratech Stepper, Inc. as of December 31, 2001 and 2000, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2001. Our audits also included the financial statement schedule listed in the index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Ultratech Stepper, Inc. at December 31, 2001 and 2000, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ Ernst & Young LLP

San Jose, California
January 21, 2002

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        Not applicable.

PART III

        Certain information required by Part III is omitted from this Report in that the Registrant will file a definitive proxy statement within 120 days after the end of its fiscal year pursuant to Regulation 14A for its 2002 Annual Meeting of Stockholders to be held June 6, 2002 and the information included therein is incorporated herein by reference as set forth below.

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        The information concerning the Company's directors required by this Item is incorporated by reference from the Item captioned "Election of Directors" in the Company's Proxy Statement for the 2002 Annual Meeting of Stockholders (the "Proxy Statement"). The information required by this Item relating to the Company's executive officers is included under the caption "Executive Officers of the Registrant" in Part I of this Annual Report on Form 10-K.

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

          (3)    Exhibits

    The following exhibits are referenced or included in this report:

Exhibit	Description
2.1(1)	Asset Purchase Agreement, dated March 8, 1993, among Registrant, General Signal Corporation and General Signal Technology Corporation.
3.1(1)	Amended and Restated Certificate of Incorporation of the Registrant, filed October 6, 1993.
3.1.1(7)	Certificate of Amendment of the Amended and Restated Certificate of Incorporation of the Registrant, filed June 17, 1998.
3.2(3)	Bylaws of Registrant, as amended.
3.2.1 (14)	Amendment to Bylaws of Registrant as amended.
3.3(3)	Certificate of Amendment of the Amended and Restated Certificate of Incorporation of the Company dated May 17, 1995.
4.5(1)	Specimen Common Stock Certificate of Registrant.
4.6(4)	Shareholder Rights Agreement between Registrant and the First National Bank of Boston dated February 11, 1997.
4.6.1(5)	Shareholder Rights Agreement between Registrant and the First National Bank of Boston, filed on February 11, 1997, as amended on March 18, 1998.
4.6.2(9)	Second Amendment to Shareholder Rights Agreement dated February 11, 1997 between Registrant and BankBoston, N.A. (formerly known as the First National Bank of Boston) as of October 12, 1998, and Certification of Compliance with Section 27 thereof.
10.3.2(16)	1993 Stock Option/Stock Issuance Plan (Amended and Restated as of March 14, 2001).
10.4(1)	Form of Indemnification Agreement entered into between the Registrant and each of its officers and directors.
10.5(1)	Standard Industrial Lease—Single Tenant, Full Net between The Equitable Life Assurance Society of the United States, as Landlord, and Registrant, as Tenant, dated August 27, 1993.
10.6(2)	Executive Incentive Plan.
10.7(2)	Profit Sharing Plan.

10.11(12)	1995 Employee Stock Purchase Plan (Amended and Restated as of March 16, 1999).
10.11.1(15)	1995 Employee Stock Purchase Plan (Amended and Restated as of October 17, 2000).
10.12.1(13)	1998 Supplemental Stock Option/ Stock Issuance Plan filed on August 17, 2000 (Amended and Restated effective June 29, 2000).
10.15(11)	Employment agreement between Registrant and Mr. Bruce R. Wright, Senior Vice President, Finance and Chief Financial Officer.
11.1(6)	Asset Purchase Agreement, dated May 19, 1998, by and among the Registrant, Ultratech Stepper East, Inc. (formerly known as Ultratech Acquisition Sub, Inc., formerly known as Ultratech Capital, Inc., formerly known as Ultratech Stepper Capital, Inc.), Integrated Solutions, Inc., and Integrated Acquisition Corp.
11.1.1(8)	Amendment to the Asset Purchase Agreement, dated May 19, 1998, by and among the Registrant, Ultratech Stepper East, Inc. (formerly known as Ultratech Acquisition Sub, Inc., formerly known as Ultratech Capital, Inc., formerly known as Ultratech Stepper Capital, Inc.), Integrated Solutions, Inc., and Integrated Acquisition Corp.
11.2 (10)	Sublease between Lam Research Corporation, as Sublessor, and Registrant, as Sublessee dated September 16, 1998, regarding the leased building premises known as 16 Jonspin Road, Wilmington, Massachusetts.
11.3 (15)	Lease Agreement between Montague LLC, As Landlord, and Registrant, As Tenant dated November 22, 1999.
11.4 (15)	Lease Agreement between Judith Ann Spinelli, as lessor, and Registrant, as lessee dated December 28th, 1999, regarding the leased building premises known as 16 Jonspin Road, Wilmington, Massachusetts.
21	Subsidiaries of Registrant.
23	Consent of Ernst & Young LLP, Independent Auditors.
24	Power of Attorney (contained in Signature page hereto).

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

(13)
Previously filed with the Company's Current Report on Form S-8, dated August 17, 2000.

(14)
Previously filed with the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2000 (Commission File No. 0-22248).

(15)
Previously filed with the Company's 2000 Annual Report on Form 10-K (Commission File No. 0-22248).

(16)
Previously filed with the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2001 (Commission File No. 0-22248).

(b)
Reports on Form 8-K.

      On November 21, 2001 and December 17, 2001, the Company filed reports on Form 8-K in each case, disclosing information under Item 9 of Form 8-K.

  (c)
  Exhibits. See list of exhibits under (a)(3) above.

  (d)
  Financial Statement Schedules. See list of schedules under (a)(2) above.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunder duly authorized.

ULTRATECH STEPPER, INC.
By:	/s/ ARTHUR W. ZAFIROPOULO Arthur W. Zafiropoulo Chairman of the Board, Chief Executive Officer and President	Date: March 25, 2002

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

Signature	Title	Date

/s/ ARTHUR W. ZAFIROPOULO Arthur W. Zafiropoulo	Chairman of the Board of Directors, Chief Executive Officer (Principal Executive Officer) and President	March 25, 2002
/s/ BRUCE R. WRIGHT Bruce R. Wright	Senior Vice President, Finance, Chief Financial Officer and Secretary (Principal Financial and Accounting Officer)	March 25, 2002
/s/ KENNETH LEVY Kenneth Levy	Director	March 25, 2002

/s/ GREGORY HARRISON Gregory Harrison	Director	March 25, 2002
/s/ RICK TIMMINS Rick Timmins	Director	March 25, 2002
/s/ THOMAS D. GEORGE Thomas D. George	Director	March 25, 2002
/s/ JOEL GEMUNDER Joel Gemunder	Director	March 25, 2002
/s/ NICHOLAS KONIDARIS Nicholas Konidaris	Director	March 25, 2002
/s/ VINCENT F. SOLLITTO Vincent F. Sollitto	Director	March 25, 2002

SCHEDULE II

ULTRATECH STEPPER, INC.
VALUATION AND QUALIFYING ACCOUNTS
(In thousands)

Description	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts	Deductions (1)	Balance at End of Period
Allowance for doubtful accounts
Year ended December 31, 1999
Trade accounts receivable	$2,196	$6	$—	$(156)	$2,046
Leases receivable	6,444	506	529	(3,186)	4,293

	$8,640	$512	$529	$(3,342)	$6,339

Year ended December 31, 2000
Trade accounts receivable	$2,046	$(446)	$(1,207)	$(66)	$327
Leases receivable	4,293	237	673	(5,203)	—

	$6,339	$(209)	$(534)	$(5,269)	$327

Year ended December 31, 2001
Trade accounts receivable	$327	$216	$—	$(3)	$540
Leases receivable	—				—

	$327	$216	$—	$(3)	$540

(1)
Deductions represent write-offs against reserve account balances.

S-1

QuickLinks

PART I
  ITEM 1. BUSINESS
  ITEM 2. PROPERTIES
  ITEM 3. LEGAL PROCEEDINGS
  ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
Executive Officers of the Registrant
PART II
  ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
  ITEM 6. SELECTED FINANCIAL DATA
  ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
  ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
  ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
ULTRATECH STEPPER, INC. INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE
  CONSOLIDATED BALANCE SHEETS
  CONSOLIDATED STATEMENTS OF OPERATIONS
  CONSOLIDATED STATEMENTS OF CASH FLOWS
  CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS
  ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
PART III
  ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
  ITEM 11. EXECUTIVE COMPENSATION
  ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
  ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
PART IV
  ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K
SIGNATURES
  SCHEDULE II
ULTRATECH STEPPER, INC. VALUATION AND QUALIFYING ACCOUNTS (In thousands)