Form 10-Q
period 2002-03-31
ULTRATECH STEPPER INC
filed 2002-05-13
CIK 909791

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE
SECURITIES EXCHANGE ACT OF 1934

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended March 31, 2002

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                              to

Commission File Number 0-22248

ULTRATECH STEPPER, INC.
(Exact name of registrant as specified in its charter)

DELAWARE (State or other jurisdiction of incorporation or organization)	94-3169580 (I.R.S. employer identification number)
3050 Zanker Road, San Jose, California (Address of principal executive offices)	95134 (Zip Code)

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

        Indicate the number of shares of the issuer's class of common stock, as of the latest practical date:

Class	Outstanding as of May 8, 2002
common stock, $.001 par value	22,573,397

ULTRATECH STEPPER, INC.

INDEX

PART 1. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)	Mar. 31, 2002	Dec. 31, 2001*
	(Unaudited)
ASSETS
Current assets:
Cash, cash equivalents and short-term investments	$162,764	$169,154
Accounts receivable, net	13,721	13,802
Inventories	26,410	26,047
Prepaid expenses and other current assets	1,924	1,786

Total current assets	204,819	210,789
Equipment and leasehold improvements, net	23,101	24,619
Demonstration inventories, net	3,458	3,684
Intangible assets, net	1,143	1,239
Other assets	2,496	3,088

Total assets	$235,017	$243,419

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$8,588	$9,093
Deferred product and service income	3,778	3,568
Deferred license income	11,246	13,707
Other current liabilities	18,038	21,595

Total current liabilities	41,650	47,963
Other liabilities	163	175
Stockholders' equity:
Common stock	23	23
Additional paid-in capital	197,024	195,612
Accumulated other comprehensive gain, net	1,419	2,486
Treasury stock	(6,867)	(6,867)
Retained earnings	1,605	4,027

Total stockholders' equity	193,204	195,281

Total liabilities and stockholders' equity	$235,017	$243,419

*
The Balance Sheet as of December 31, 2001 has been derived from the audited financial statements at that date.

See accompanying notes to condensed consolidated financial statements

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended
(In thousands, except per share amounts)	Mar. 31, 2002	Mar. 31, 2001
Net sales:
Products	$14,879	$36,689
Services	2,445	4,498
Licenses	2,461	2,978

Total net sales	19,785	44,165
Cost of sales:
Cost of products sold	10,048	19,588
Cost of services	1,805	3,404

Total cost of sales	11,853	22,992

Gross profit	7,932	21,173
Operating expenses:
Research, development, and engineering	5,828	7,391
Amortization of intangible assets	95	496
Selling, general, and administrative	6,081	9,140

Operating income (loss)	(4,072)	4,146
Interest expense	(3)	(60)
Interest and other income, net	1,653	2,186

Income (loss) before tax	(2,422)	6,272
Income taxes	—	628

Net income (loss)	$(2,422)	$5,644

Earnings per share—basic:
Net income (loss)	$(0.11)	$0.26
Number of shares used in per share computations—basic	22,485	21,715
Earnings per share—diluted:
Net income (loss)	$(0.11)	$0.25
Number of shares used in per share computations—diluted	22,485	22,961

See accompanying notes to condensed consolidated financial statements

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended
(In thousands)	Mar. 31, 2002	Mar. 31, 2001
Cash flows from operating activities:
Net income (loss)	$(2,422)	$5,644
Charges to income not affecting cash	2,460	2,608
Net effect of changes in operating assets and liabilities	(6,152)	(9,195)

Net cash used in operating activities	(6,114)	(943)
Cash flows from investing activities:
Capital expenditures	(550)	(2,358)
Net increase in available-for-sale securities	(4,769)	(3,578)

Net cash used in investing activities	(5,319)	(5,936)
Cash flows from financing activities:
Repayment of notes payable	—	(748)
Net proceeds from issuance of common stock pursuant to employee stock plans	1,381	10,153

Net cash provided by financing activities	1,381	9,405
Net effect of exchange rate changes on cash	(66)	(239)
Net increase (decrease) in cash and cash equivalents	(10,118)	2,287
Cash and cash equivalents at beginning of period	62,729	55,346

Cash and cash equivalents at end of period	$52,611	$57,633

See accompanying notes to condensed consolidated financial statements

Ultratech Stepper, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
March 31, 2002

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

        USE OF ESTIMATES—The preparation of the accompanying unaudited condensed consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and judgments that affect the amounts reported in the financial statements and accompanying notes. Estimates are used for, but not limited to, accounting for the allowance for doubtful accounts, inventory reserves, purchase order commitments, warranty costs and income taxes. Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

        REVENUE RECOGNITION—Sales of the Company's products are recognized when the contractual obligation for installation (if any) has been satisfied, or installation is substantially complete, and/or customer acceptance provisions have lapsed, provided collections of the related receivable are probable. The Company sells service contracts for which revenue is recognized ratably over the contract period. The Company recognizes revenue from licensing and technology support agreements ratably over the contract period, or the estimated useful life of the licensed technologies, whichever is applicable.

        FISCAL PERIODS: The Company's first fiscal quarter in 2002 and 2001 ended on March 30, 2002 and March 31, 2001, respectively. For convenience of presentation, the Company's financial statements have been shown as having ended on March 31, 2002 and March 31, 2001.

        Operating results for the three-month period ended March 31, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002, or any future period.

(2)    Inventories

        Inventories consist of the following:

(In thousands)	Mar. 31, 2002	Dec. 31, 2001
	(Unaudited)
Raw materials	$14,524	$12,239
Work-in-process	10,492	11,001
Finished products	1,394	2,807

	$26,410	$26,047

(3)    Other Current Liabilities

        Other current liabilities consist of the following:

(In thousands)	Mar. 31, 2002	Dec. 31, 2001
	(Unaudited)
Salaries and benefits	$2,668	$3,368
Warranty reserves	1,681	1,895
Advance billings	2,327	3,010
Income taxes payable	3,937	4,304
Accrued restructuring cost	3,270	4,338
Reserve for losses on purchase order commitments	1,024	1,024
Other	3,131	3,656

	$18,038	$21,595

(4)    Basic and Diluted Net Income (Loss) per Share

        The following sets forth the computation of basic and diluted net income (loss) per share:

	Three Months Ended
(Unaudited, in thousands, except per share amounts)	Mar. 31, 2002	Mar. 31, 2001
Numerator:
Net income (loss)	$(2,422)	$5,644
Denominator:
Denominator for earnings per share — basic	22,485	21,715
Effect of dilutive employee stock options	—	1,246

Denominator for earnings per share — diluted	22,485	22,961

Earnings per share—basic:
Net income (loss)	$(0.11)	$0.26

Earnings per share—diluted:
Net income (loss)	$(0.11)	$0.25

        For the three-month period ended March 31, 2002, options to purchase 4,673,000 shares of Common Stock at an average exercise price of $16.55 were excluded from the computation of diluted net loss per share as the effect would have been anti-dilutive. This compares to the exclusion of 220,000 options at an average exercise price of $31.73 per share for the three-month period ended March 31, 2001, as the effect would have been anti-dilutive. Options are anti-dilutive when the Company has a net loss or when the exercise price of the stock option is greater than the average market price of the Company's Common Stock.

(5)    Reporting Comprehensive Income (Loss)

        The components of comprehensive income (loss) are as follows:

	Three Months Ended
(Unaudited, in thousands)	Mar. 31, 2002	Mar. 31, 2001
Net income (loss)	$(2,422)	$5,644
Accumulated other comprehensive income (loss):
Unrealized gain (loss) on available-for-sale securities	(1,001)	1,549
Unrealized loss on foreign exchange forward contracts	(66)	(239)
Tax effect	—	—

Comprehensive income (loss)	$(3,489)	$6,954

        Accumulated other comprehensive income (loss) presented in the accompanying condensed consolidated balance sheets consists entirely of accumulated unrealized gains or losses on available-for-sale securities and the effect of exchange rate changes on foreign exchange forward contracts, as a result of adopting SFAS 133. The unrealized gain on available-for-sale securities is not currently adjusted for income taxes as a result of the Company's operating loss carry forward.

(6)    Restructure of Operations

        In September 2001, the Company reached a decision to consolidate its manufacturing operations and eliminate approximately 20% of its workforce. As a result of this decision, the Company recorded a restructuring charge of $12.0 million, or $0.54 per share (diluted) in the quarter ended September 30, 2001. Additionally, the Company recognized restructuring charges of $0.3 million, or $0.01 per share (diluted) in the quarter ended December 31, 2001, primarily related to employee severance costs of $0.6 million (from additional personnel actions) and higher fixed asset disposal costs of $0.4 million, partially offset by revised facility closure and other cost estimates of $0.7 million. Of the full-year charge of $12.3 million, non-cash components included a $4.1 million impairment charge for intangible assets related to the Company's XLS reduction product platform acquired in 1998 and a $1.5 million impairment charge for fixed assets disposed of in conjunction with the consolidation of manufacturing facilities. The cash components of this charge included $4.0 million for estimated expenditures related to the closure of facilities, $2.5 million for employee severance costs and $0.1 million of other restructuring costs. There were no adjustments recorded to these restructuring costs in the three-month period ended March 31, 2002. As of March 31, 2002 the amount of restructuring cost accrued but unpaid was $3.3 million.

        Components of accrued restructuring cost and amounts charged against the plan as of March 31, 2002 were as follows:

(in millions)	Sept. 30, 2001	Expenditures/ Adjustments	Dec. 31, 2001	Expenditures	Mar. 31, 2002
Facility closure costs	$4.3	$(1.1)	$3.2	$(0.3)	$2.9
Employee severance costs	1.9	(0.8)	1.1	(0.7)	0.4
Other costs	0.5	(0.5)	—	—	—

Total	$6.7	$(2.4)	$4.3	$(1.0)	$3.3

(7)    Recent Accounting Pronouncements

        On July 20, 2001 the Financial Accounting Standards Board (FASB) issued statement of Financial Accounting Standards No. 141 (SFAS 141) "Business Combinations" and Statement No. 142 (SFAS 142) "Goodwill and Other Intangible Assets".

        SFAS 141 requires the purchase method of accounting for all business combinations initiated after June 30, 2001 and eliminates the pooling-of-interest method. The adoption of SFAS 141 did not have a material effect on the Company's financial condition or results of operations.

        SFAS 142 requires the discontinuance of goodwill amortization. SFAS 142 is required to be applied for fiscal years beginning after December 15, 2001, with certain early adoption permitted. The Company has adopted the Statement effective January 1, 2002 and the Company has determined that there is no material effect on its financial condition and results of operations.

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

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW

        Certain of the statements contained in this report may be considered forward-looking statements under Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that involve a number of risks and uncertainties. In addition to the factors discussed herein, factors that could cause actual results to differ materially include the following: cyclicality in the Company's served markets, including the current severe downturn in the semiconductor industry; delays, deferrals and cancellations of orders by customers; expiration of technology support and licensing arrangements, and the resulting adverse impact on the Company's licensing revenues; timing and degree of success of technologies licensed to outside parties; product concentration and lack of product revenue diversification; high degree of industry competition; lengthy development cycles for advanced lithography technologies and applications; mix of products sold; lengthy sales cycles, including the timing of system acceptances; inventory obsolescence; manufacturing inefficiencies and the ability to volume produce systems; integration and development of Verdant operations; failure to develop the Company's reduction stepper products; the ability and resulting costs to attract or retain sufficient personnel to achieve the Company's targets for a particular period; dilutive effect of employee stock option grants on net income per share, which is largely dependent upon the Company attaining profitability and the market price of the Company's stock; sole or limited sources of supply; international sales; customer concentration; rapid technological change and the importance of timely product introductions; future acquisitions; changes to financial accounting standards; intellectual property matters; environmental regulations; effects of certain anti-takeover provisions; volatility of stock price; any adverse effects of the recent terrorist attacks in the United Sates, or the related U.S. retaliation, on the economy, in general or on our business in particular; and the other risk factors listed in this filing and other Company filings with the SEC. The Company undertakes no obligation to update any of its disclosures to reflect such future events.

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

        The following discussion should be read in conjunction with the Company's 2001 Annual Report on Form 10-K, which is available from the Company upon request.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

        The Company's discussion and analysis of its financial condition and results of operations are based upon the Company's consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, the Company evaluates its estimates, including those related to inventories, warranty obligations, purchase order commitments, bad debts, income taxes, intangible assets, restructuring and contingencies and litigation. Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

        The Company believes the following critical accounting policies affect its more significant judgments and estimates used in the preparation of its consolidated financial statements:

Revenue Recognition

        The Company recognizes revenues when the contractual obligation for installation (if any) has been satisfied, or installation is substantially complete, and/or customer acceptance provisions have lapsed, provided collections of the related receivable are probable.

        Deferred income related to the Company's products is recognized upon satisfying the contractual obligations for installation (if any) and customer acceptance. Deferred income related to service revenue is recognized ratably over the life of the related service contract. Deferred income relative to the Company's licensing activities is recognized over the estimated useful life of the licensed technologies, or the contract period of any technology transfer support arrangements.

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

        Additionally, the need for continued expenditures for research and development, capital equipment, ongoing training and worldwide customer service and support, among other factors, will make it difficult for the Company to reduce its operating expenses in a particular period if the Company fails to achieve its net sales goals for the period.

Net sales

        Net sales consist of revenues from system sales, spare parts sales, service and licensing of technologies. For the three months ended March 31, 2002, net sales were $19.8 million, a decrease of 55% as compared with net sales of $44.2 million for the comparable period in 2001. System sales decreased 61%, to $12.6 million, on a unit volume decline of 71%. The decline in system sales was partially offset by a change in model mix in favor of the Company's more expensive models. Weighted-average selling prices were essentially unchanged from the year-ago period. The decline in unit volumes was attributable to weaker demand from all geographic territories, with the steepest declines occurring in Japan and Asia, excluding Japan. On a market segment basis, the decline in unit volumes was primarily attributable to a lack of demand from semiconductor and semiconductor packaging customers. Revenues from services declined 46%, to $2.4 million, primarily as a result of decreased utilization of plant capacity within the semiconductor industry. Revenues from licensing and licensing support arrangements declined to $2.5 million, as compared with $3.0 million in the comparable period in 2001, as a result of a large technology support agreement that expired in February 2002. The Company presently anticipates that revenues from licensing and licensing support arrangements will decline to $0.9 million in the quarter ending June 30, 2002 and will remain at that level for the balance of 2002, as the full impact of the expired technology support agreement is realized. Spare part sales decreased 46%, to $2.3 million, primarily as a result of decreased utilization of plant capacity within the semiconductor industry.

        At March 31, 2002, the Company had approximately $6.7 million of deferred revenue resulting from products shipped but not yet installed and accepted, as compared with $6.0 million at December 31, 2001. This resulted in a net increase in deferred product and service income of approximately $0.2 million during the three-month period ended March 31, 2002, as compared to the balance at December 31, 2001. During the three-month period ended March 31, 2002, deferred license income decreased by $2.5 million, to $11.2 million, as a result of amortization of proceeds received in prior periods. Amortization of license income results in current period license revenue.

        On a product market application basis, system sales to the semiconductor and semiconductor packaging industries were $11.3 million for the three-month period ended March 31, 2002, a decrease of 57% as compared with system sales of $26.4 million in the comparable period in 2001. System sales to the nanotechnology market were $1.3 million for the three-month period ended March 31, 2002, a decrease of 79% as compared with sales of $6.1 million in the comparable period in 2001, primarily as a result of lower demand from microsystems and optical networking customers.

        For the three-month period ended March 31, 2002, international net sales were $7.4 million, or 37% of total net sales, as compared with $28.4 million, or 64% of total net sales for the comparable period in 2001. The decline in international net sales, both in terms of absolute dollars and as a percentage of total net sales, was primarily attributable to decreased sales of the Company's Saturn Spectrum 3 Wafer Stepper to semiconductor packaging companies in Japan. The Company's operations in foreign countries are not generally subject to significant exchange rate fluctuations, principally because sales contracts for the Company's systems are generally denominated in U.S. dollars. In Japan, however, orders are typically denominated in Japanese yen. This subjects the Company to the risk of currency fluctuations. The Company attempts to mitigate this exposure through the use of foreign exchange contracts; however, this effort can be costly and there can be no assurance of the success of any such efforts. International sales expose the Company to a number of additional risks, including fluctuations in the value of local currencies relative to the U.S. dollar, which, in turn, impact the relative cost of ownership of the Company's products. (See "Additional Risk Factors: International Sales; Japanese Market").

        The semiconductor, semiconductor packaging, thin film head and optical networking industries have been and are presently experiencing severe downturns due, in part, to the macro-economic conditions facing the U.S. and world economies. Although the Company's level of new orders increased in the three-month period ended March 31, 2002, as compared with the three-month period ended December 31, 2001, the Company's total backlog declined during the period. Further, the anticipated timing of shipments and customer acceptances will require the Company to fill a number of production slots in the current and subsequent quarters in order to meet its near-term sales targets. If the Company is unsuccessful in its efforts to secure those production orders, or if existing production orders are delayed or cancelled, its results of operations will be materially adversely impacted in the near-term. Accordingly, the Company can give no assurance that it will be able to achieve or maintain its current or prior level of sales.

        As a result of current order trends, the severe downturn in the industries the Company serves and generally weak macro-economic conditions, the Company presently expects that net sales for the quarter ending June 30, 2002 will be substantially lower than net sales in the comparable period in 2001, but may be slightly higher than net sales recognized in the quarter ended March 31, 2002. Further, the Company anticipates that it will experience operating and net losses for the three-month period ending June 30, 2002.

        Because the Company's net sales are subject to a number of risks, including intense competition in the capital equipment industry, uncertainty relating to the timing and market acceptance of the Company's products and the condition of the macro-economy and the semiconductor industry, the Company may not exceed or maintain its current or prior level of net sales for any period in the future. Additionally, the Company believes that the market acceptance and volume production of its Saturn Spectrum 3e, its 300mm offerings and its 1000 series family of wafer steppers, are of critical importance to its future financial results. To the extent that these products do not achieve significant sales due to difficulties involving manufacturing or engineering, the inability to reduce the current long manufacturing cycles for these products, competition, excess capacity in the semiconductor or nanotechnology device industries, customer acceptances, or any other reason, the Company's business, financial condition and results of operations would be materially adversely affected.

Gross profit

        The Company's gross profit as a percentage of net sales, or gross margin, was 40.1% for the three-month period ended March 31, 2002, as compared with 47.9% for the comparable period in 2001. On a comparative basis, gross margin was adversely affected by significantly lower capacity utilization. Lack of capacity utilization results in increased levels of manufacturing and service overhead allocated to each unit. This impact was partially offset by the closing of the Company's Wilmington, Massachusetts facility and other cost reduction measures taken in the second half of 2001, as well as a higher percentage of the Company's overall revenues coming from licensing activities (for which there is no related cost of sales). Exclusive of licensing and licensing support revenues, gross margin was 31.6% for the three-month period ended March 31, 2002, as compared with 44.2% for the comparable period in 2001.

        The Company believes that gross margin for the quarter ending June 30, 2002 will be significantly lower than levels achieved during the comparable period a year ago, resulting primarily from lower levels of licensing revenues (which have no corresponding cost of sales) and higher inefficiencies caused by decreased production and shipment levels, partially offset by cost containment measures. Additionally, the Company presently expects that gross margin in the quarter ending June 30, 2002 may be sequentially flat to lower than gross margin achieved in the quarter ended March 31, 2002, due primarily to lower licensing revenues, partially offset by a more favorable product mix. Gross margin achieved during any one period is heavily dependent upon the mix of products sold, capacity utilization, the weighted average sales price of systems sold and the level of licensing revenue relative to total net sales. Continued weakness in the Company's business may result in a higher risk of inventory obsolescence, which would materially adversely impact results of operations. In particular, the Company has made significant investments in long-lead time items relating to the introduction of its 157nm reduction stepper technologies. These assets face certain technology risks in addition to the risks inherent with slowing business conditions. Additionally, increased price-based competition and declining revenues from licensing and technology support agreements may contribute to further erosion of gross margin.

        New products generally have lower gross margins until there is widespread market acceptance and until production and after-sales efficiencies can be achieved. Should significant market demand fail to develop for the Company's 300mm offerings, its Saturn Spectrum 3e or the Verdant laser thermal processing system, the Company's business, financial condition and results of operations would be materially adversely affected.

Research, development and engineering expenses

        The Company's research, development and engineering expenses were $5.8 million for the three-month period ended March 31, 2002, as compared with $7.4 million for the comparable period in 2001. The decline in spending was primarily attributable to the discontinuance of the Company's XLS reduction stepper platform, reduced spending on laser thermal processing technologies, and other cost reduction measures implemented in the second half of 2001.

        The Company continues to invest significant resources in the development and enhancement of its Verdant laser thermal processing systems and technologies and its 1X and advanced reduction optical products and related technologies. The Company presently expects that the absolute dollar amount of research, development and engineering expenses for the quarter ending June 30, 2002 will be lower than levels incurred in the comparable period in 2001, primarily as a result of the aforementioned mentioned cost reduction measures, but may be up slightly as compared with expenses for the quarter ended March 31, 2002.

Amortization of intangible assets

        Amortization of intangible assets was $0.1 million for the three-month period ended March 31, 2002, as compared with $0.5 million for the comparable period in 2001. The reduction in amortization was a direct result of impairment charges recognized in the quarter ended September 30, 2001 relating to certain intangible assets.

Selling, general and administrative expenses

        Selling, general and administrative expenses were $6.1 million for the three-month period ended March 31, 2002, as compared with $9.1 million for the comparable period in 2001. As a percentage of net sales, selling, general and administrative expenses increased to 30.7% in the three-month period ended March 31, 2002, as compared with 20.7% in the comparable period in 2001. The decline, in absolute dollars, was primarily attributable to cost containment measures implemented in the second half of 2001 and lower sales and support expenses, including sales commissions, typically associated with a decline in sales, partially offset by higher legal and consulting expenses incurred in conjunction with the Company's planned expansion into China (see "Liquidity and Capital Resources" for additional information). The Company presently anticipates that selling, general and administrative expenses for the three-month period ending June 30, 2002 will be significantly lower than the comparable period in 2001, due primarily to lower anticipated net sales and the aforementioned cost reduction measures. Additionally, the Company presently expects that selling, general and administrative expenses may be flat to slightly lower, as compared with the quarter ended March 31, 2002.

Interest and other income, net

        Interest and other income, net, which consists primarily of interest income, was $1.7 million for the three-month period ended March 31, 2002, as compared with $2.2 million for the comparable period in 2001. The decrease in interest and other income, net, was primarily related to lower interest rates on the Company's investments. The Company presently maintains an investment portfolio with a weighted-average maturity of less than one year. Consequently, changes in short-term interest rates have a major impact on the Company's interest income. Future changes are expected to have a similar impact. The Company presently expects that interest and other income, net, for the three-month period ending June 30, 2002, will be significantly lower than levels achieved in the comparable period in 2001, primarily as a result of lower interest rates and lower invested balances. Additionally, the Company presently expects that interest and other income, net, for the three-month period ending June 30, 2002, will be sequentially lower than levels achieved in the three-month period ended March 31, 2002, primarily as a result of lower invested balances and maturing transactions that will be reinvested at lower interest rates.

Income Tax Expense

        The Company did not recognize a tax benefit for the three-month period ended March 31, 2002, due to uncertainty related to the utilization of its net operating loss carry-forward. For the comparable period in 2001, the Company recognized income tax expense of $0.6 million, or 10% of pre-tax income, consisting primarily of foreign tax obligations. The difference between the rate recognized in the quarter ended March 31, 2001 and the statutory rate is primarily attributable to certain deferred tax asset reserves recognized in prior years.

        The Company presently anticipates that it will recognize income tax expense in 2002, primarily as a result of foreign income taxes. However, the Company believes that the tax rate in 2002 will be substantially less than the statutory rate, primarily as a result of available federal net operating loss carry-forwards and certain deferred tax asset reserves recognized in prior years.

LIQUIDITY AND CAPITAL RESOURCES

        Net cash used in operating activities was $6.1 million for the three-month period ended March 31, 2002, as compared with $0.9 million used in operating activities during the comparable period in 2001. Cash flow used in operating activities was primarily attributable to the Company's net loss of $2.4 million and a net change in operating assets and liabilities of $6.2 million, partially offset by non-cash charges to income of $2.5 million. The $6.2 million net change in operating assets and liabilities was primarily a result of a decline in deferred license income of $2.5 million, a decline in accrued restructuring cost of $1.1 million, a decline in accrued salaries and benefits of $0.7 million, a decline in advanced billings of $0.7 million, a decline in other accrued liabilities of $0.5 million and a decline in accounts payable of $0.5 million. The Company has, in prior periods, sold certain of its accounts receivable in order to mitigate its credit risk and to enhance cash flow. Sales of accounts receivable typically precede final customer acceptance of the system. Although credit risk effectively passes to the third party financial institution, among other terms and conditions, the agreements include provisions that require the Company to repurchase receivables if disputes arise with the customer regarding suitability of the product. At March 31, 2002, there were no sold accounts receivable outstanding to third-party financial institutions. The Company may sell certain of its accounts receivable in the future. There can be no assurance that this form of financing will be available on reasonable terms, or at all.

        The Company believes that because of the relatively long manufacturing cycle of certain of its systems, particularly newer products, the Company's inventories will continue to represent a significant portion of working capital. In particular, the Company recently increased its purchases of inventory, long-term prepaid inventory and capital equipment for its Saturn Spectrum 3e wafer stepper, Verdant laser thermal processing system and its 157nm advanced reduction stepper. Higher inventory and capital asset levels may increase the risk of inventory obsolescence and asset impairment, which may adversely impact the Company's results of operations. Additionally, certain technological barriers exist relative to the Company's commercialization of its 157nm technologies. If the Company is unable to resolve those barriers, additional write-off of inventories would be required. This would materially adversely impact the Company's results of operations.

        The semiconductor, semiconductor packaging, thin film head and optical networking industries have been and are presently experiencing a severe downturn due, in part, to macro-economic conditions facing the U.S. and world economies. As a result, the Company has recently experienced significantly lower order rates for its systems and this trend may continue in the near-term. Prolonged weakness in the Company's business would place the Company's inventories at a greater risk of obsolescence. Lower demand for the Company's systems may lead to additional inventory write-offs and purchase commitment reserves, which would materially adversely impact the Company's results of operations. Additionally, worsening business conditions increase the likelihood of further restructuring of operations and impairments to the Company's assets, either of which would materially adversely impact results of operations.

        During the three-month period ended March 31, 2002, net cash used in investing activities was $5.3 million, attributable to net investments in available-for-sale securities of $4.8 million and capital expenditures of $0.5 million.

        Cash generated by financing activities was $1.4 million during the three-month period ended March 31, 2002, attributable to proceeds received from the issuance of common stock pursuant to employee stock plans.

        At March 31, 2002, the Company had working capital of $163.0 million. The Company's principal source of liquidity at March 31, 2002 consisted of $162.8 million in cash, cash equivalents and short-term investments. The Company presently anticipates that it will use a significant amount of cash for operating activities during the three-month period ending June 30, 2002, primarily as a result of a significant reduction in accounts payable and anticipated operating and net losses for the period.

        The Company has recently formed a subsidiary in the People's Republic of China. Present plans include the commencement of sales and service operations, as well as limited manufacturing and systems test capabilities. The commencement of operations in China will require the investment of capital, including certain intangible assets. Additionally, commencement of operations in foreign countries subjects the Company to additional risks (see "Additional Risk Factors: International Sales; Japanese Market" and "Additional Risk Factors: Intellectual Property Rights").

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

Foreign Currency

        The Company uses foreign exchange contracts to hedge the risk that unremitted Japanese yen denominated receipts from customers for actual or forecasted sales of equipment after receipt of customer purchase orders and the unremitted Japanese yen denominated payments to suppliers for actual or forecasted deliveries of raw material from Japan after issuance of Company purchase orders may be adversely affected by changes in foreign currency exchange rates. As part of its overall strategy to manage the level of exposure to the risk of foreign currency exchange rate fluctuations, the Company attempts to hedge most of these Japanese yen denominated foreign currency exposures anticipated over the ensuing twelve-month period. At March 31, 2002, the Company had taken action to hedge approximately all of these Japanese yen denominated exposures. To hedge this exposure, the Company used foreign exchange forward contracts that generally have maturities of nine months or less, which generally will be rolled over to provide continuing coverage throughout the year. The Company often closes foreign exchange sale contracts by purchasing an offsetting purchase contract. At March 31, 2002, the Company had contracts for the sale of $2.8 million and the purchase of $1.1 million of foreign currencies at fixed rates.

Adoption of the Euro

        The introduction of a European single currency, the Euro, was initially implemented as of January 1, 1999, and the transition period continued through January 1, 2002. As of March 31, 2002, the adoption of the Euro had not had a material effect on the Company's foreign exchange and hedging activities or the Company's use of derivative instruments. While the Company will continue to evaluate the impact of the Euro introduction over time, based on currently available information, management does not believe that the introduction of the Euro currency will have a material adverse impact on the Company's financial condition or overall trends in results of operations.

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

        During 2001 and 2000, approximately 33% and 18%, respectively, of the Company's net sales were derived from sales to nanotechnology manufacturers, including thin film head ("TFH") and optical networking device manufacturers. The Company believes the TFH market is currently in a state of over-capacity and expects this situation to last for at least the next several quarters. This has and will continue to result in lower sales and delays or deferrals of customer orders from this industry, which will continue to materially adversely affect the Company's business, financial condition and results of operations in the near term. Additionally, the Company is experiencing increased competition in this market. The Company's business and operating results would be materially adversely affected by continued downturns or slowdowns in the TFH market or by loss of market share.

        Highly Competitive Industry    The capital equipment industry in which the Company operates is intensely competitive. A substantial investment is required to install and integrate capital equipment into a semiconductor, semiconductor packaging or nanotechnology device production line. The Company believes that once a device manufacturer or packaging subcontractor has selected a particular vendor's capital equipment, the manufacturer generally relies upon that equipment for the specific production line application and, to the extent possible, subsequent generations of similar products. Accordingly, it is difficult to achieve significant sales to a particular customer once another vendor's capital equipment has been selected. The Company experiences intense competition worldwide from a number of leading stepper manufacturers, such as Nikon, Canon and ASML, all of which have substantially greater financial, marketing and other resources than the Company. Nikon supplies a 1X stepper for use in the manufacture of liquid crystal displays and Canon, Nikon and ASML offer reduction steppers for thin film head fabrication. With respect to the semiconductor packaging and nanotechnology markets, the Company experiences intense competition from various proximity aligner companies such as Suss Microtec AG (Karl Suss).

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

        Foreign integrated circuit manufacturers have a significant share of the worldwide market for certain types of integrated circuits for which the Company's systems are used. The Japanese stepper manufacturers are well established in the Japanese stepper market, and it is extremely difficult for non-Japanese lithography equipment companies to penetrate the Japanese stepper market. Although the Company has experienced recent success in its introduction of its Saturn Spectrum 3 into the Japanese marketplace, to date the Company has not established itself as a major competitor in the Japanese equipment market and there can be no assurance that the Company will be able to achieve significant sales to Japanese manufacturers in the future. (See "International Sales; Japanese Market").

        Development of New Product Lines; Expansion of Operations    Currently, the Company is devoting significant resources to the development, introduction and commercialization of its Verdant laser thermal processing system and to the volume production of its Saturn Spectrum 3e and 300mm wafer steppers. The Company currently intends to continue to develop these products during the remainder of 2002 and will continue to incur significant operating expenses in the areas of research, development and engineering, manufacturing and general and administrative costs in order to further develop, produce and support these new products. Additionally, gross profit margins and inventory levels may be further adversely impacted in the future by costs associated with the initial production of these new product lines. These costs include, but are not limited to, additional manufacturing overhead, additional inventory write-offs, costs of demonstration systems and facilities, costs associated with managing multiple sites and the establishment of additional after-sales support organizations. Additionally, there can be no assurance that operating expenses will not increase, relative to sales, as a result of adding additional marketing and administrative personnel, among other costs, to support the Company's new products. If the Company is unable to achieve significantly increased net sales or its sales fall below expectations, the Company's operating results will be materially adversely affected until, among other factors, costs and expenses can be reduced.

        Lengthy Sales Cycles    Sales of the Company's systems depend, in significant part, upon the decision of a prospective customer to increase manufacturing capacity or to restructure current manufacturing facilities, either of which typically involves a significant commitment of capital. Many of the Company's customers have cancelled the development of new manufacturing facilities and have substantially reduced their capital equipment budgets. In view of the significant investment involved in a system purchase, the Company has experienced and may continue to experience delays following initial qualification of the Company's systems as a result of delays in a customer's approval process. Additionally, the Company is presently receiving orders for systems that have lengthy delivery schedules, which may be due to longer production lead times or a result of customers' capacity scheduling requirements. In order to maintain or exceed the Company's present level of net sales, the Company is dependent upon obtaining orders for systems that will ship and be accepted in the current period. There can be no assurance that the Company will be able to obtain those orders. For these and other reasons, the Company's systems typically have a lengthy sales cycle during which the Company may expend substantial funds and management effort in securing a sale. Lengthy sales cycles subject the Company to a number of significant risks, including inventory obsolescence and fluctuations in operating results, over which the Company has little or no control.

        Customer Concentration    Historically, the Company has sold a substantial portion of its systems to a limited number of customers. In 2001, no single customer accounted for 10% or more of the Company's net sales. In 2000, one customer accounted for approximately 10% of total net sales. For the three months ended March 31, 2002, one customer accounted for 25% of total net sales.

        For the three-month periods ended March 31, 2002 and 2001, one customer accounted for $1.5 million and $2.3 million, respectively, of licensing revenue from an agreement that expired in February 2002. The Company presently expects that there will be no further licensing revenue from this customer during the remainder of 2002.

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

        Intellectual Property Rights    Although the Company attempts to protect its intellectual property rights through patents, copyrights, trade secrets and other measures, it believes that any success will depend more upon the innovation, technological expertise and marketing abilities of its employees. Nevertheless, the Company has a policy of seeking patents when appropriate on inventions resulting from its ongoing research and development and manufacturing activities. The Company owns various United States and foreign patents, which expire on dates ranging from May 2002 to October 2020 and has various United States and foreign patent applications pending. The Company also has various registered trademarks and copyright registrations covering mainly software programs used in the operation of its stepper systems. The Company also relies upon trade secret protection for its confidential and proprietary information. There can be no assurance that the Company will be able to protect its technology adequately or that competitors will not be able to develop similar technology independently. There can be no assurance that any of the Company's pending patent applications will be issued or that U.S. or foreign intellectual property laws will protect the Company's intellectual property rights. In particular, the Company is presently reviewing expansion plans in the People's Republic of China, where the Company has no prior experience in protecting or defending its intellectual property rights. In addition, litigation may be necessary to enforce the Company's patents, copyrights or other intellectual property rights, to protect the Company's trade secrets, to determine the validity and scope of the proprietary rights of others or to defend against claims of infringement. Such litigation could result in substantial costs and diversion of resources and could have a material adverse effect on the Company's business, financial condition and results of operations, regardless of the outcome of the litigation. Patents issued to the Company may be challenged, invalidated or circumvented and the rights granted thereunder may not provide competitive advantages to the Company. Furthermore, others may independently develop similar products, duplicate the Company's products or, if patents are issued to the Company, design around the patents issued to the Company. Additionally, the Company presently has several agreements in force to license certain of its technologies. Challenges to, or invalidation of, patents related to those technologies would expose the Company to the risk of forfeiture of revenues and further risk of damage claims.

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

        International Sales; Japanese Market    International net sales accounted for approximately 51% and 54% of total net sales for the years 2001 and 2000, respectively. For the three months ended March 31, 2002, international net sales accounted for approximately 37% of total net sales, as compared with 64% for the comparable period in 2001. The Company anticipates that international sales, which typically have lower gross margins than domestic sales, principally due to increased competition and higher field service and support costs, will continue to account for a significant portion of total net sales and may increase as a percentage of total net sales in the near-term. As a result, a significant and growing portion of the Company's net sales will continue to be subject to certain risks, including dependence on outside sales representative organizations; transitions to direct sales organizations from outside sales representative organizations, such as the Company recently completed in Taiwan; unexpected changes in regulatory requirements; difficulty in satisfying existing regulatory requirements; exchange rate fluctuations; tariffs and other barriers; political and economic instability; difficulties in accounts receivable collections; natural disasters; difficulties in staffing and managing foreign subsidiary and branch operations; and potentially adverse tax consequences. Although the Company generally transacts its international sales in U.S. dollars, international sales expose the Company to a number of additional risk factors, including fluctuations in the value of local currencies relative to the U.S. dollar, which, in turn, impact the relative cost of ownership of the Company's products and may further impact the purchasing ability of its international customers. In Japan, however, the Company has direct sales operations and orders are often denominated in Japanese yen. This may subject the Company to a higher degree of risk from currency fluctuations. The Company attempts to mitigate this exposure through the use of foreign exchange contracts. The Company is also subject to the risks associated with the imposition of legislation and regulations relating to the import or export of semiconductors and nanotechnology products. The Company cannot predict whether changes to quotas, duties, taxes or other charges or restrictions will be implemented by the United States, Japan or any other country upon the importation or exportation of the Company's products in the future. These factors, or the adoption of restrictive policies, may have a material adverse effect on the Company's business, financial condition and results of operations.

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

        As of March 31, 2002, the Company had approximately 4.7 million stock options outstanding. Among other determinants, the market price of the Company's stock has a major bearing on the number of stock options outstanding that are included in the weighted-average shares used in determining the Company's net income (loss) per share. During periods of extreme volatility, the impact of higher stock prices can have a materially dilutive effect on the Company's net income (loss) per share (diluted). Additionally, options are excluded from the calculation of net income (loss) per share when the Company has a net loss or when the exercise price of the stock option is greater than the average market price of the Company's Common Stock, as the impact of the stock options would be anti-dilutive.

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

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

        Reference is made to Part II, Item 7A, "Quantitative and Qualitative Disclosures About Market Risk" in the Company's Annual Report on Form 10-K for the year ended December 31, 2001 and to the subheading "Derivative Instruments and Hedging" in Item 8, "Financial Statements and Supplementary Data", under the heading "Notes to Consolidated Financial Statement" of the Company's Annual Report on Form 10-K for the year ended December 31, 2001.

Foreign Currency Risk Management

        Foreign exchange contracts are used primarily by the Company to hedge the risk that unremitted Japanese yen denominated receipts from customers for actual or forecasted sales of equipment after receipt of customer purchase orders and the unremitted Japanese yen denominated payments to suppliers for actual or forecasted deliveries of raw material from Japan after issuance of Company purchase orders may be adversely affected by changes in foreign currency exchange rates. As part of its overall strategy to manage the level of exposure to the risk of foreign currency exchange rate fluctuations, the Company attempts to hedge most of these Japanese yen denominated foreign currency exposures anticipated over the ensuing twelve-month period. At March 31, 2002, the Company had taken action to hedge approximately all of these Japanese yen denominated exposures. To hedge this exposure, the Company used foreign exchange contracts that generally have maturities of nine months or less, which generally will be rolled over to provide continuing coverage throughout the year. The Company often closes foreign exchange sale contracts by purchasing an offsetting purchase contract.

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

        At March 31, 2002, the Company had contracts for the sale of $2.8 million and the purchase of $1.1 million of foreign currencies at fixed rates. The Company had not deferred any gains or losses on foreign exchange contracts at March 31, 2002.

PART 2: OTHER INFORMATION

Item 1. Legal Proceedings.

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

  None.

Item 3. Defaults upon Senior Securities.

  None.

Item 4. Submission of Matters to a Vote of Security Holders.

  None.

Item 5. Other Information.

  None

Item 6. Exhibits and Reports on Form 8-K

  (a)
  Exhibits

10.12.2	1998 Supplemental Stock Option/Stock Issuance Plan (Amended and Restated effective January 29, 2002).
  (b)
  Reports on Form 8-K

  Current Reports on Form 8-K, dated March 1, 2002 and dated March 22, 2002, were filed during the quarter ended March 31, 2002, reporting updates to the Company's quarterly teleconference guidance.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ULTRATECH STEPPER, INC. (Registrant)
Date: May 10, 2002	By:	/s/ Bruce R. Wright Bruce R. Wright Senior Vice President, Finance and Chief Financial Officer (Duly Authorized Officer and Principal Financial and Accounting Officer)

EXHIBIT INDEX

EXHIBIT 10.12.2	1998 Supplemental Stock Option/Stock Issuance Plan (Amended and Restated effective January 29, 2002)

QuickLinks

ULTRATECH STEPPER, INC. INDEX
  PART 1. FINANCIAL INFORMATION
  Item 1. Condensed Consolidated Financial Statements
CONDENSED CONSOLIDATED BALANCE SHEETS
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
Ultratech Stepper, Inc. Notes to Condensed Consolidated Financial Statements (Unaudited) March 31, 2002
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
EXHIBIT INDEX