Form 10-Q
period 2002-06-30
ULTRATECH STEPPER INC
filed 2002-08-13
CIK 909791

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE
SECURITIES EXCHANGE ACT OF 1934

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended June 30, 2002

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

        Indicate the number of shares of the issuer's class of common stock, as of the latest practical date:

Class	Outstanding as of August 5, 2002
common stock, $.001 par value	22,620,091

ULTRATECH STEPPER, INC.

PART 1. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

ULTRATECH STEPPER, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)	June 30, 2002	Dec. 31, 2001*
	(Unaudited)
ASSETS
Current assets:
Cash, cash equivalents and short-term investments	$168,440	$169,154
Accounts receivable, net	4,496	13,802
Inventories	30,364	26,047
Current portion of leases receivable	—	—
Prepaid expenses and other current assets	3,579	1,786

Total current assets	206,879	210,789
Equipment and leasehold improvements, net	23,689	24,619
Restricted long-term investments	—	—
Demonstration inventories, net	3,745	3,684
Intangible assets, net	1,048	1,239
Other assets	2,177	3,088

Total assets	$237,538	$243,419

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Notes payable	$2,979	$—
Accounts payable	9,703	9,093
Deferred product and service income	614	3,568
Deferred license income	10,319	13,707
Other current liabilities	19,012	21,595

Total current liabilities	42,627	47,963
Other liabilities	2,621	175
Stockholders' equity:
Common stock	23	23
Additional paid-in capital	197,483	195,612
Accumulated other comprehensive gain, net	1,705	2,486
Treasury stock	(6,867)	(6,867)
Retained earnings (deficit)	(54)	4,027

Total stockholders' equity	192,290	195,281

Total liabilities and stockholders' equity	$237,538	$243,419

*
The Balance Sheet as of December 31, 2001 has been derived from the audited financial statements at that date.

See accompanying notes to condensed consolidated financial statements

ULTRATECH STEPPER, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Six Months Ended
(In thousands, except per share amounts)	June 30, 2002	June 30, 2001	June 30, 2002	June 30, 2001
Net sales:
Products	$16,615	$33,590	$31,494	$70,295
Services	3,166	3,841	5,611	8,323
Licenses	928	3,228	3,389	6,206

Total net sales	20,709	40,659	40,494	84,824
Cost of sales:
Cost of products sold	11,092	20,178	21,140	39,778
Cost of services	2,275	2,838	4,080	6,230

Total cost of sales	13,367	23,016	25,220	46,008

Gross profit	7,342	17,643	15,274	38,816
Operating expenses:
Research, development, and engineering	5,904	6,430	11,732	13,821
Amortization of intangible assets	95	496	190	992
Selling, general, and administrative	5,823	7,562	11,904	16,702

Operating income (loss)	(4,480)	3,155	(8,552)	7,301
Interest expense	(12)	(54)	(15)	(114)
Interest and other income, net	1,615	2,034	3,268	4,220

Income (loss) before tax	(2,877)	5,135	(5,299)	11,407
Income taxes (benefit)	(1,218)	180	(1,218)	808

Net income (loss)	$(1,659)	$4,955	$(4,081)	$10,599

Earnings per share—basic:
Net income (loss)	$(0.07)	$0.22	$(0.18)	$0.48
Number of shares used in per share computations—basic	22,574	22,118	22,544	21,916
Earnings per share—diluted:
Net income (loss)	$(0.07)	$0.22	$(0.18)	$0.46
Number of shares used in per share computations—diluted	22,574	22,919	22,544	22,941

See accompanying notes to condensed consolidated financial statements

ULTRATECH STEPPER, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended
(In thousands)	June 30, 2002	June 30, 2001
Cash flows from operating activities:
Net income (loss)	$(4,081)	$10,599
Charges to income not affecting cash	4,597	5,095
Net effect of changes in operating assets and liabilities	(2,356)	(13,788)

Net cash generated by (used in) operating activities	(1,840)	1,906
Cash flows from investing activities:
Capital expenditures	(3,002)	(3,674)
Net increase in available-for-sale securities	(7,095)	7,674
Net reduction in restricted long-term investments	—	—

Net cash generated by (used in) investing activities	(10,097)	4,000
Cash flows from financing activities:
Net proceeds from (repayment of) notes payable	3,110	(1,152)
Net proceeds from issuance of common stock pursuant to employee stock plans	1,848	12,313

Net cash provided by financing activities	4,958	11,161
Net effect of exchange rate changes on cash	(47)	(560)
Net increase (decrease) in cash and cash equivalents	(7,026)	16,507
Cash and cash equivalents at beginning of period	62,729	55,346

Cash and cash equivalents at end of period	$55,703	$71,853

See accompanying notes to condensed consolidated financial statements

Ultratech Stepper, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
June 30, 2002

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

        FISCAL PERIODS: The Company's second fiscal quarter in 2002 and 2001 ended on June 29, 2002 and June 30, 2001, respectively. For convenience of presentation, the Company's financial statements have been shown as having ended on June 30, 2002 and June 30, 2001.

        Operating results for the three and six-month periods ended June 30, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002, or any future period.

(2)  Inventories

        Inventories consist of the following:

(In thousands)	June 30, 2002	Dec. 31, 2001
	(Unaudited)
Raw materials	$16,047	$12,239
Work-in-process	11,876	11,001
Finished products	2,441	2,807

	$30,364	$26,047

(3)  Other Current Liabilities

        Other current liabilities consist of the following:

(In thousands)	June 30, 2002	Dec. 31, 2001
	(Unaudited)
Salaries and benefits	$3,383	$3,368
Warranty reserves	1,177	1,895
Advance billings	2,488	3,010
Income taxes payable	3,726	4,304
Accrued restructuring cost	2,907	4,338
Reserve for losses on purchase order commitments	1,019	1,024
Other	4,312	3,656

	$19,012	$21,595

(4)  Basic and Diluted Net Income (Loss) per Share

        The following sets forth the computation of basic and diluted net income (loss) per share:

	Three Months Ended		Six Months Ended
	June 30, 2002	June 30, 2001	June 30, 2002	June 30, 2001
(Unaudited, in thousands, except per share amounts)
Numerator:
Net income (loss)	$(1,659)	$4,955	$(4,081)	$10,599
Denominator:
Denominator for basic net income (loss) per share	22,574	22,118	22,544	21,916
Effect of dilutive employee stock options	—	801	—	1,025

Denominator for diluted net income (loss) per share	22,574	22,919	22,544	22,941

Earnings per share—basic:
Net income (loss)	$(0.07)	$0.22	$(0.18)	$0.48

Earnings per share—diluted:
Net income (loss)	$(0.07)	$0.22	$(0.18)	$0.46

        For the three and six-month periods ended June 30, 2002, options to purchase 4,683,000 shares of Common Stock at an average exercise price of $16.58 were excluded from the computation of diluted net loss per share, as the effect would have been anti-dilutive. This compares to the exclusion of 565,000 options at an average exercise price of $29.04 per share, and 394,000 options at an average exercise price of $30.02 per share, for the three and six-month periods ended June 30, 2001, respectively, as the effect would have been anti-dilutive. Options are anti-dilutive when the Company has a net loss or when the exercise price of the stock option is greater than the average market price of the Company's Common Stock.

(5)  Reporting Comprehensive Income (Loss)

        The components of comprehensive income (loss) are as follows:

	Three Months Ended		Six Months Ended
(Unaudited, in thousands)	June 30, 2002	June 30, 2001	June 30, 2002	June 30, 2001
Net income (loss)	$(1,659)	$4,955	$(4,081)	$10,599
Accumulated other comprehensive income (loss)
Unrealized gain on available-for-sale securities	267	61	(734)	1,610
Unrealized gain (loss) on foreign exchange forward contracts	19	(321)	(47)	(560)
Tax effect	—	—	—	—

Comprehensive income (loss)	$(1,373)	$4,695	$(4,862)	$11,649

        Accumulated other comprehensive income (loss) presented in the accompanying condensed consolidated balance sheets consists entirely of accumulated unrealized gains or losses on available-for-sale securities and the effect of exchange rate changes on foreign exchange forward contracts. The unrealized gain on available-for-sale securities is not currently adjusted for income taxes, as a result of the Company's operating loss carry forward.

(6)  Restructure of Operations

        In September 2001, the Company reached a decision to consolidate its manufacturing operations and eliminate approximately 20% of its workforce. As a result of this decision, the Company recorded a restructuring charge of $12.0 million, or $0.54 per share (diluted) in the quarter ended September 30, 2001. Additionally, the Company recognized restructuring charges of $0.3 million, or $0.01 per share (diluted) in the quarter ended December 31, 2001, primarily related to employee severance costs of $0.6 million (from additional personnel actions) and higher fixed asset disposal costs of $0.4 million, partially offset by revised facility closure and other cost estimates of $0.7 million. Of the full-year charge of $12.3 million, non-cash components included a $4.1 million impairment charge for intangible assets related to the Company's XLS reduction product platform acquired in 1998 and a $1.5 million impairment charge for fixed assets disposed of in conjunction with the consolidation of manufacturing facilities. The cash components of this charge included $4.0 million for estimated expenditures related to the closure of facilities, $2.5 million for employee severance costs and $0.1 million of other restructuring costs. There were no adjustments recorded to these restructuring costs in the three and six-month periods ended June 30, 2002. As of June 30, 2002 the amount of restructuring cost accrued but unpaid was $2.9 million.

        Components of accrued restructuring cost and amounts charged against the plan as of June 30, 2002 were as follows:

(in millions)	Beginning Accrual Balance	Expenditures/ Adjustments	Dec. 31, 2001	Expenditures/ Adjustments	June 30, 2002
Facility closure costs	$4.3	$(1.1)	$3.2	$(0.5)	$2.7
Employee severance costs	1.9	(0.8)	1.1	(0.9)	0.2
Other costs	0.5	(0.5)	—	—	—

Total	$6.7	$(2.4)	$4.3	$(1.4)	$2.9

(7)  Recent Accounting Pronouncements

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

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW

        Certain of the statements contained in this report may be considered forward-looking statements under Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that involve risks and uncertainties, such as cyclicality in the nanotechnology and semiconductor industries, delays, deferrals and cancellations of orders by customers, pricing pressures, competition, lengthy sales cycles for the Company's systems, ability to volume produce systems and meet customer requirements, the mix of products sold, dependence on new product introductions and commercial success of any new products, integration and development of the Verdant operation, sole or limited sources of supply, international sales, customer concentration, manufacturing inefficiencies and absorption levels, risks associated with introducing new technologies, inventory obsolescence, economic and political conditions in Asia, delays in collecting accounts receivable, extended payment terms, changes in technologies, and any adverse effects of the recent terrorist attacks in the United States on the economy in general or our business in particular.

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

RESULTS OF OPERATIONS

        Factors that have caused results to fluctuate significantly in the past and most likely will continue to significantly impact results in the future, and could cause actual results to differ materially, include the following: cyclicality in the Company's served markets, including the current severe downturn in the semiconductor and nanotechnology industries; market acceptance of new products and enhanced versions of the Company's existing products; timing of new product announcements and releases by the Company or its competitors; delays, deferrals and cancellations of orders by customers; expiration of technology support and licensing arrangements, and the resulting adverse impact on the Company's licensing revenues; product discounts; changes in pricing by the Company, its competitors or suppliers; timing and degree of success of technologies licensed to outside parties; product concentration and lack of product revenue diversification; high degree of industry competition; lengthy and costly development cycles for advanced lithography and laser thermal processing technologies and applications; mix of products sold; outcome of litigation; lengthy sales and manufacturing cycles and the pattern of capital spending by customers, including the timing of system acceptances; inventory obsolescence;

manufacturing inefficiencies and the ability to volume produce systems; integration and development of Verdant operations; failure to develop the Company's reduction stepper products; the ability and resulting costs to attract or retain sufficient personnel to achieve the Company's targets for a particular period; dilutive effect of employee stock option grants on net income per share, which is largely dependent upon the Company attaining profitability and the market price of the Company's stock; sole or limited sources of supply; international sales; customer concentration; rapid technological change and the importance of timely product introductions; future acquisitions; changes to financial accounting standards; intellectual property matters; environmental regulations; any adverse effects of the recent terrorist attacks in the United Sates, or the related U.S. military response, on the economy, in general or on our business in particular; political and economic instability throughout the world, in particular the Asia/Pacific region; business interruptions due to natural disasters or utility failures; and regulatory changes; and the other risk factors listed in this filing and other Company filings with the SEC. The Company undertakes no obligation to update any of its disclosures to reflect such future events.

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

        The Company's backlog at the beginning of a period typically does not include all of the sales needed to achieve the Company's sales objectives for that period. In addition, orders in backlog are subject to cancellation, shipment or customer acceptance delays, and deferral or rescheduling by a customer with limited or no penalties. Consequently, the Company's net sales and operating results for a period have been and will continue to be dependent upon the Company obtaining orders for systems to be shipped and accepted in the same period in which the order is received. The Company's business and financial results for a particular period could be materially adversely affected if an anticipated order for even one system is not received in time to permit shipment and customer acceptance during that period. Furthermore, a substantial portion of the Company's shipments has historically been realized near the end of each quarter. Delays in installation and customer acceptance due, for example, to the inability of the Company to successfully demonstrate the agreed-upon specifications or criteria at the customer's facility, or to the failure of the customer to permit installation of the system in the agreed upon time, may cause net sales in a particular period to fall significantly below the Company's expectations, which may materially adversely affect the Company's operating results for that period. Additionally, the failure to receive anticipated orders or delays in shipments due, for example, to reschedulings, delays, deferrals or cancellations by customers, additional customer configuration requirements, or to unexpected manufacturing difficulties or delays in deliveries by suppliers due to their long production lead times or otherwise, have caused and may continue to cause net sales in a particular period to fall significantly below the Company's expectations, materially adversely affecting the Company's operating results for that period. In particular, the long manufacturing cycles of the Company's Saturn Wafer Stepper®, and the Company's reduction stepper product offerings, and the long lead time for lenses and other materials, could cause shipments of such products to be delayed from one quarter to the next, which could materially adversely affect the Company's financial condition and results of operations for a particular quarter.

        Additionally, the need for continued expenditures for research and development, capital equipment, ongoing training and worldwide customer service and support, among other factors, will make it difficult for the Company to reduce its operating expenses in a particular period if the Company fails to achieve its net sales goals for the period.

Net sales

        Net sales consist of revenues from system sales, spare parts sales, service and licensing of technologies. For the three months ended June 30, 2002, net sales were $20.7 million, a decrease of 49% as compared with net sales of $40.7 million for the comparable period in 2001. System sales decreased 53%, to $14.5 million, on a unit volume decline of 47%. The weighted-average selling prices of systems sold were essentially unchanged from the year-ago period. Geographically, the decline in unit volumes was attributable to weaker demand from North America and Europe. On a market segment basis, the decline in unit volumes was primarily attributable to a lack of demand from nanotechnology and conventional semiconductor customers, partially offset by higher demand for the Company's advanced semiconductor packaging offerings. Revenues from services declined 18%, to $3.2 million, primarily as a result of decreased utilization of plant capacity within the semiconductor industry. Revenues from licensing and licensing support arrangements declined to $0.9 million, as compared with $3.2 million in the comparable period in 2001, as a result of a large technology support agreement expiring in February 2002. The Company presently anticipates that revenues from licensing and licensing support arrangements will remain at approximately $0.9 million per quarter for the balance of 2002. Spare part sales decreased 27%, to $2.1 million, primarily as a result of decreased utilization of plant capacity within the semiconductor industry.

        For the six months ended June 30, 2002, net sales were $40.5 million, a decline of 52% from the comparable period in 2001. System sales decreased 57%, to $27.2 million, on a unit volume decline of 60%. The weighted-average selling prices of systems sold were essentially unchanged from the year-ago period. Geographically, the decline in unit volumes was attributable to 50% or greater declines in all regions the Company serves. On a market segment basis, the decline in unit volumes was primarily attributable to a lack of demand from nanotechnology and semiconductor customers, excluding semiconductor-packaging customers. Revenues from services declined 33%, to $5.6 million, primarily as a result of decreased utilization of plant capacity within the semiconductor industry. Revenues from licensing and licensing support arrangements declined to $3.4 million, as compared with $6.2 million in the comparable period in 2001, as a result of the aforementioned technology support agreement that expired in February 2002. Spare part sales decreased 38%, to $4.3 million, primarily as a result of decreased utilization of plant capacity within the semiconductor industry.

        At June 30, 2002, the Company had approximately no deferred revenue resulting from products shipped but not yet installed and accepted, as compared with $6.0 million at December 31, 2001. This resulted in a net decrease in deferred product and service income of approximately $3.0 million during the six-month period ended June 30, 2002, as compared to the balance at December 31, 2001. During the six- month period ended June 30, 2002, deferred license income decreased by $3.4 million, to $10.3 million, as a result of amortization of proceeds received in prior periods. Amortization of license income results in current period license revenue.

        On a product market application basis, system sales to the semiconductor industry were $9.9 million for the three-month period ended June 30, 2002, a decrease of 33% as compared with system sales of $14.7 million in the comparable period in 2001. This decline was primarily attributable to lower unit sales to conventional semiconductor customers, partially offset by increased unit sales to advanced semiconductor packaging customers. System sales to the nanotechnology market were $4.7 million for the three-month period ended June 30, 2002, a decrease of 71% as compared with sales of $16.1 million in the comparable period in 2001, primarily as a result of lower demand from microsystems and optical networking customers. On a year-to-date basis, system sales to the semiconductor industry were $21.2 million for the six-month period ended June 30, 2002, a decrease of 48% as compared with system sales of $41.1 million in the comparable period in 2001. This decline was primarily attributable to lower unit sales to conventional semiconductor customers. System sales to the nanotechnology market were $5.9 million for the six-month period ended June 30, 2002, a decrease of

73% as compared with sales of $22.2 million in the comparable period in 2001, primarily as a result of lower demand from microsystems and optical networking customers.

        For the three-month period ended June 30, 2002, international net sales were $13.5 million, or 65% of total net sales, as compared with $19.3 million, or 47% of total net sales for the comparable period in 2001. On a year-to-date basis, international net sales were $20.9 million, or 52% of total net sales, as compared with $47.7 million, or 56% of total net sales for the comparable period in 2001. The Company's operations in foreign countries are not generally subject to significant exchange rate fluctuations, principally because sales contracts for the Company's systems are generally denominated in U.S. dollars. In Japan, however, orders are often denominated in Japanese yen. This subjects the Company to the risk of currency fluctuations. The Company attempts to mitigate this exposure through the use of foreign exchange contracts; however, this effort can be costly and there can be no assurance of the success of any such efforts. International sales expose the Company to a number of additional risks, including fluctuations in the value of local currencies relative to the U.S. dollar, which, in turn, impact the relative cost of ownership of the Company's products. (See "Additional Risk Factors: International Sales; Japanese Market").

        The semiconductor and nanotechnology industries have been and are presently experiencing severe downturns due, in part, to the macro-economic conditions facing the U.S. and world economies. Although the Company's level of new orders exceeded the Company's revenue in the three-month period ended June 30, 2002, nearly all of these orders were for delivery in the quarter ending December 31, 2002 and in 2003. The Company presently has few orders in its backlog to support sales for the quarter ending September 30, 2002. The anticipated timing of shipments and customer acceptances will require the Company to fill a number of production slots in the current and subsequent quarters in order to meet its near-term sales targets. If the Company is unsuccessful in its efforts to secure those production orders, or if existing production orders are delayed or cancelled, its results of operations will be materially adversely impacted in the near-term. Accordingly, the Company can give no assurance that it will be able to achieve or maintain its current or prior level of sales.

        As a result of current order trends, the severe downturn in the industries the Company serves and generally weak macro-economic conditions, the Company presently expects that net sales for the quarter ending September 30, 2002 will be substantially lower than net sales in the comparable period in 2001, and will be substantially lower than net sales achieved in the quarter ended June 30, 2002. The Company presently believes sales may increase in the quarter ending December 31, 2002, relative to the quarter ending September 30, 2002, based on current orders in backlog and the anticipated timing of new orders. As a result of these anticipated declining sales, the Company anticipates that it will experience significant operating and net losses for the three-month period ending September 30, 2002. Additionally, the Company continues to evaluate its operations and may take steps to further reduce its future operating expenses. These actions may result in special charges, which could materially adversely impact the Company's financial condition and results of operations.

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

Gross profit

        The Company's gross profit as a percentage of net sales, or gross margin, was 35.5% for the three-month period ended June 30, 2002, as compared with 43.4% for the comparable period in 2001. On a comparative basis, gross margin was adversely affected by lower licensing revenues, higher required inventory reserves and the lack of capacity utilization. Lack of capacity utilization results in higher levels of unabsorbed overhead. This impact was partially offset by the closing of the Company's Wilmington, Massachusetts facility and other cost reduction measures taken in the second half of 2001. Exclusive of licensing and licensing support revenues, gross margin was 32.4% for the three-month period ended June 30, 2002, as compared with 38.5% for the comparable period in 2001. On a year-to-date basis, gross margin was 37.7% for the six-month period ended June 30, 2002, as compared with 45.8% for the comparable period in 2001. Exclusive of licensing and licensing support revenues, gross margin was 32.0% for the six-month period ended June 30, 2002, as compared with 41.5% for the comparable period in 2001.

        The Company's gross profit as a percentage of sales has been and most likely will continue to be significantly affected by a variety of factors, including the mix of products sold; product discounts and competition in the Company's targeted markets; technology support and licensing revenues, which have little, if any, associated cost of sales; inventory and open purchase commitment reserve provisions; the rate of capacity utilization; non-linearity of shipments during the quarter; the introduction of new products, which typically have higher manufacturing costs until manufacturing efficiencies are realized and which are typically discounted more than existing products until the products gain market acceptance; the percentage of international sales, which typically have lower gross margins than domestic sales principally due to higher field service and support costs; and the implementation of subcontracting arrangements.

        The Company believes that gross margin for the quarter ending September 30, 2002 will be significantly lower than levels achieved during the comparable period a year ago, resulting primarily from lower levels of licensing revenues (which have little or no corresponding cost of sales) and higher inefficiencies caused by decreased production and shipment levels, partially offset by cost containment measures. Continued weakness in the Company's business may result in a higher risk of inventory obsolescence, which would materially adversely impact results of operations. In particular, the Company has made significant investments in long-lead time items relating to the introduction of its 157nm reduction stepper technologies. These assets face certain technology risks in addition to the risks inherent with slowing business conditions. Additionally, increased price-based competition may contribute to further erosion of gross margin.

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

Research, development and engineering expenses

        The Company's research, development and engineering expenses were $5.9 million for the three-month period ended June 30, 2002, as compared with $6.4 million for the comparable period in 2001. On a year-to-date basis, research, development and engineering expenses were $11.7 million for the six-month period ended June 30, 2002, as compared to $13.8 million for the comparable period in 2001. Both the current quarter and year-to-date declines in spending were attributable to the discontinuance of the Company's XLS reduction stepper platform and to other cost reduction measures implemented in the second half of 2001.

        The Company continues to invest significant resources in the development and enhancement of its laser thermal processing systems and technologies and its 1X and advanced reduction optical products and related technologies. The Company presently expects that the absolute dollar amount of research, development and engineering expenses for the quarter ending September 30, 2002 will be flat to slightly higher than expenses incurred for the comparable period in 2001, and as compared with expenses incurred for the quarter ended June 30, 2002.

Amortization of intangible assets

        Amortization of intangible assets was $0.1 million for the three-month period ended June 30, 2002, as compared with $0.5 million for the comparable period in 2001. On a year-to-date basis, amortization of intangible assets was $0.2 million, as compared with $1.0 million for the comparable period in 2001. Both the current quarter and year-to-date reductions in amortization were a direct result of impairment charges recognized in the quarter ended September 30, 2001 relating to certain intangible assets.

Selling, general and administrative expenses

        Selling, general and administrative expenses were $5.8 million for the three-month period ended June 30, 2002, as compared with $7.6 million for the comparable period in 2001. As a percentage of net sales, selling, general and administrative expenses increased to 28.1% in the three-month period ended June 30, 2002, as compared with 18.6% in the comparable period in 2001. On a year-to-date basis, selling, general and administrative expenses were $11.9 million for the six-month period ended June 30, 2002, as compared with $16.7 million for the comparable period in 2001. As a percentage of net sales, selling, general and administrative expenses increased to 29.4% in the six-month period ended June 30, 2002, as compared with 19.7% in the comparable period in 2001. Both the current quarter and year-to-date declines, in absolute dollars, were primarily attributable to cost containment measures implemented in the second half of 2001 and lower sales and support expenses, including sales commissions, typically associated with a decline in sales. The Company presently anticipates that selling, general and administrative expenses for the three-month period ending September 30, 2002 will be significantly lower than the comparable period in 2001, due primarily to lower anticipated net sales and the aforementioned cost reduction measures. Additionally, the Company presently expects that selling, general and administrative expenses may be flat to slightly higher, as compared with the quarter ended June 30, 2002.

Interest and other income, net

        Interest and other income, net, which consists primarily of interest income, was $1.6 million for the three-month period ended June 30, 2002, as compared with $2.0 million for the comparable period in 2001. On a year-to-date basis, interest and other income, net, which consists primarily of interest income, was $3.3 million for the six-month period ended June 30, 2002, as compared with $4.2 million for the comparable period in 2001. Both the current quarter and year-to-date decreases in interest and other income, net, were primarily attributable to lower interest rates on the Company's investments and lower average invested balances. The Company presently maintains an investment portfolio with a weighted-average maturity of less than one year. Consequently, changes in short-term interest rates have a major impact on the Company's interest income. Future changes are expected to have a similar impact. The Company presently expects that interest and other income, net, for the three-month period ending September 30, 2002, will be significantly lower than levels achieved in the comparable period in 2001, primarily as a result of lower interest rates and lower invested balances. Additionally, the Company presently expects that interest and other income, net, for the three-month period ending September 30, 2002, will be sequentially lower than levels achieved in the three-month period ended June 30, 2002, primarily as a result of lower invested balances and maturing transactions that will be reinvested at lower interest rates.

Income tax expense

        For the three and six-month periods ended June 30, 2002, the Company recorded a benefit income tax provision of $1.2 million, which is net of income tax expense of foreign subsidiaries. The benefit provision relates primarily to a carry back of current year losses to recover prior years' federal alternative minimum taxes. The ability to recover the prior years' alternative minimum taxes is due to a recent US federal law change, allowing for the recovery of these amounts. For the three and six-month periods ended June 30, 2001, the Company recorded tax provisions of $0.2 million and $0.8 million, respectively, consisting primarily of foreign tax obligations. The difference between the tax rate recognized in the 2001 periods and the statutory rate is primarily attributable to certain deferred tax asset reserves recognized in prior years.

LIQUIDITY AND CAPITAL RESOURCES

        Net cash used in operating activities was $1.8 million for the six-month period ended June 30, 2002, as compared with $1.9 million of net cash generated by operating activities during the comparable period in 2001. Cash flow used in operating activities was primarily attributable to the Company's net loss of $4.1 million and a net change in operating assets and liabilities of $2.4 million, partially offset by non-cash charges to income of $4.6 million. The $2.4 million net change in operating assets and liabilities was primarily a result of an increase in current inventories of $4.3 million, a decline in deferred license income of $3.4 million, a decrease in deferred product and service income of $3.0 million, a decline in accrued restructuring cost of $1.4 million, an increase in income taxes receivable of $1.2 million, a decrease in warranty reserves of $0.7 million and a decrease in income taxes payable of $0.6 million, partially offset by a decrease in accounts receivable of $9.3 million, an increase in current and long-term deferred rent of $2.1 million and an increase in other long-term liabilities (principally a long-term vendor payable) of $0.9 million. The increase in deferred rent is a result of a sale/leaseback transaction the Company completed during the three-month period ended June 30, 2002 for a self-manufactured engineering development system. This sale/leaseback is being accounted for as an operating lease on the books of the Company. The Company has, in prior periods, sold certain of its accounts receivable in order to mitigate its credit risk and to enhance cash flow. Sales of accounts receivable typically precede final customer acceptance of the system. Although credit risk effectively passes to the third party financial institution, among other terms and conditions, the agreements include provisions that require the Company to repurchase receivables if disputes arise with the customer regarding suitability of the product. At June 30, 2002, and December 31, 2001, there were no sold accounts receivable outstanding to third-party financial institutions. The Company may sell certain of its accounts receivable in the future. There can be no assurance that this form of financing will be available on reasonable terms, or at all.

        The Company believes that because of the relatively long manufacturing cycle of certain of its systems, particularly newer products, the Company's inventories will continue to represent a significant portion of working capital. In particular, the Company recently increased its purchases of inventory, long-term prepaid inventory and capital equipment for its Saturn Spectrum 3e wafer stepper, Verdant laser thermal processing system and its advanced reduction steppers. Higher inventory and capital asset levels may increase the risk of inventory obsolescence and asset impairment, which may adversely impact the Company's results of operations. Additionally, certain technological barriers exist relative to the Company's commercialization of its 157nm technologies. If the Company is unable to resolve those barriers, additional write-off of inventories may be required. This would materially adversely impact the Company's results of operations.

        The semiconductor and nanotechnology industries have been and are presently experiencing a severe downturn due, in part, to macro-economic conditions facing the U.S. and world economies. As a result, the Company has recently experienced significantly lower order rates for its systems and this trend may continue in the near-term. Prolonged weakness in the Company's business would place the Company's inventories at a greater risk of obsolescence. Lower demand for the Company's systems may lead to additional inventory write-offs and purchase commitment reserves, which would materially adversely impact the Company's results of operations. Additionally, worsening business conditions increase the likelihood of further restructuring of operations and impairments to the Company's assets, either of which would have a material adverse impact on results of operations.

        During the six-month period ended June 30, 2002, net cash used in investing activities was $10.1 million, attributable to net investments in available-for-sale securities of $7.1 million and capital expenditures of $3.0 million. Capital expenditures during the period included the purchase of a new enterprise-wide software system, with an anticipated implementation in late 2003.

        Cash provided by financing activities was $5.0 million during the six-month period ended June 30, 2002, attributable to borrowings under lines of credit of $3.1 million and the issuance of common stock pursuant to employee stock plans of $1.8 million.

        At June 30, 2002, the Company had working capital of $164.3 million. The Company's principal sources of liquidity at June 30, 2002 consisted of $168.4 million in cash, cash equivalents and short-term investments and a line of credit with a bank of $8.0 million secured by the Company's assets. As of June 30, 2002, the Company had approximately $4.5 million of available credit under this line. Among other terms and conditions, the line of credit agreement contains covenants as to results of operations and minimum cash/securities balances. There can be no assurances the Company will be able to comply with these covenants in the future, or that alternative sources of financing will be available.

        The following summarizes the Company's contractual cash obligations at June 30, 2002, and the effect such obligations are expected to have on its liquidity and cash flows in future periods:

June 30 (in millions)	Total	Less than 1 year	1-3 years	After 3 years
Contractual obligations:
Notes payable obligations	$2.8	$2.8	$—	$—
Non-cancelable operating lease obligations	25.1	5.2	9.1	10.8
Non-cancelable capitalized lease obligations	0.3	0.2	0.1	—
Long-term vendor accounts payable	1.4	0.5	0.9	—

Total contractual cash obligations	$29.6	$8.7	$10.1	$10.8

        The Company presently anticipates that it will use a significant amount of cash for operating activities during the three-month period ending September 30, 2002, primarily due to significant anticipated operating losses and a recent reduction in customer shipment levels, resulting in fewer accounts receivable. Additionally, the Company continues to evaluate its operations and may take steps to further reduce its future operating expenses. These actions may result in special charges, which could materially adversely impact the Company's financial condition and results of operations.

        The Company has recently formed a subsidiary in the People's Republic of China. Future plans include the commencement of sales, service and training operations. The commencement of operations in China will require the investment of capital, including certain intangible assets. Additionally, commencement of operations in foreign countries subjects the Company to additional risks (see "Additional Risk Factors: International Sales; Japanese Market" and "Additional Risk Factors: Intellectual Property Rights").

        The development and manufacture of new lithography systems and enhancements are highly capital-intensive. In order to be competitive, the Company believes it must continue to make significant expenditures for capital equipment; sales, service, training and support capabilities; systems, procedures and controls; and expansion of operations and research and development, among many other items. The Company expects that its cash, cash equivalents and short-term investments will be sufficient to meet the Company's cash requirements for at least the next twelve months. However, in the near-term, the Company may utilize existing and future lines of credit, and other sources of financing, to mitigate the impact of anticipated operating and net losses on its cash, cash equivalents and short-term investments. Beyond the next twelve months, the Company may require additional equity or debt financing to address its working capital or capital equipment needs. In addition, the Company may seek to raise equity or debt capital at any time that it deems market conditions to be favorable.

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

Foreign Currency

        The Company uses foreign exchange contracts to hedge the risk that unremitted Japanese yen denominated receipts from customers for actual or forecasted sales of equipment after receipt of customer purchase orders and the unremitted Japanese yen denominated payments to suppliers for actual or forecasted deliveries of raw material from Japan after issuance of Company purchase orders may be adversely affected by changes in foreign currency exchange rates. As part of its overall strategy to manage the level of exposure to the risk of foreign currency exchange rate fluctuations, the Company attempts to hedge most of these Japanese yen denominated foreign currency exposures anticipated over the ensuing twelve-month period. At June 30, 2002, the Company had taken action to hedge approximately all of these Japanese yen denominated exposures. To hedge this exposure, the Company uses foreign exchange forward contracts that generally have maturities of nine months or less, which generally will be rolled over to provide continuing coverage throughout the year. The Company often closes foreign exchange sale contracts by purchasing an offsetting purchase contract. At June 30, 2002, the Company had contracts for the sale of $1.9 million and the purchase of $0.8 million of foreign currencies at fixed rates.

Adoption of the Euro

        The introduction of a European single currency, the Euro, was initially implemented as of January 1, 1999, and the transition period continued through January 1, 2002. As of June 30, 2002, the adoption of the Euro had not had a material effect on the Company's foreign exchange and hedging activities or the Company's use of derivative instruments. While the Company will continue to evaluate the impact of the Euro introduction over time, based on currently available information, management does not believe that the introduction of the Euro currency will have a material adverse impact on the Company's financial condition or overall trends in results of operations.

Additional Risk Factors

        Cyclicality of Semiconductor and Nanotechnology Industries    The Company's business depends in significant part upon capital expenditures by manufacturers of semiconductors and nanotechnology components, including thin film head magnetic recording devices, which in turn depend upon the current and anticipated market demand for such devices and products utilizing such devices. The semiconductor industry historically has been highly cyclical and has experienced recurring periods of oversupply. This has, from time to time, resulted in significantly reduced demand for capital equipment including the systems manufactured and marketed by the Company. The semiconductor industry, which includes the semiconductor packaging sector, is presently experiencing a severe downturn. The Company also believes that markets for new generations of semiconductors and semiconductor packaging will also be subject to similar fluctuations. Accordingly, the Company can give no assurance that it will be able to achieve or maintain its current or prior level of sales.

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

        During 2001 and 2000, approximately 33% and 18%, respectively, of the Company's net sales were derived from sales to nanotechnology manufacturers, including micro systems, thin film head ("TFH") and optical networking device manufacturers. The Company believes the TFH market is currently in a state of over-capacity and expects this situation to last for at least the next several quarters. This has and will continue to result in lower sales and delays or deferrals of customer orders from this industry, which will continue to materially adversely affect the Company's business, financial condition and results of operations in the near term. Additionally, the Company is experiencing increased competition in this market. The Company's business and operating results would be materially adversely affected by continued downturns or slowdowns in the TFH market or by loss of market share.

        Highly Competitive Industry    The capital equipment industry in which the Company operates is intensely competitive. A substantial investment is required to install and integrate capital equipment into a semiconductor, semiconductor packaging or nanotechnology device production line. The Company believes that once a device manufacturer or packaging subcontractor has selected a particular vendor's capital equipment, the manufacturer generally relies upon that equipment for the specific production line application and, to the extent possible, subsequent generations of similar products. Accordingly, it is difficult to achieve significant sales to a particular customer once another vendor's capital equipment has been selected. The Company experiences intense competition worldwide from a number of leading stepper manufacturers, such as Nikon, Canon and ASML, all of which have substantially greater financial, marketing and other resources than the Company. Nikon supplies a 1X stepper for use in the manufacture of liquid crystal displays and Canon, Nikon and ASML offer reduction steppers for thin film head fabrication. With respect to the semiconductor packaging and nanotechnology markets, the Company experiences intense competition from various proximity aligner companies such as Suss Microtec AG.

        ASML, Canon and Nikon have each introduced an i-line step-and-scan system as a lower cost alternative to the deep ultra-violet (DUV) step-and-scan system for use on the less critical layers. These systems compete with wide-field steppers, such as the Company's Saturn and Titan steppers, for advanced mix-and-match applications. In addition, the Company believes that the high cost of developing new lithography tools has increasingly caused its competitors to collaborate with customers and other parties in various areas such as research and development, manufacturing and marketing, or to acquire other competitors, thereby resulting in a combined competitive threat with significantly enhanced financial, technical and other resources. The Company expects its competitors to continue to improve the performance of their current products and to introduce new products with improved price and performance characteristics that will compete directly with the Company's products. This could cause a decline in sales or loss of market acceptance of the Company's steppers, and thereby materially adversely affect the Company's business, financial condition and results of operations. There can be no assurance that enhancements to, or future generations of, competing products will not be developed that offer superior cost of ownership and technical performance features. The Company believes that to be competitive, it will require significant financial resources in order to continue to invest in new product development, features and enhancements, to introduce next generation stepper systems on a timely basis, and to maintain customer service and support centers worldwide. In marketing its products, the Company may also face competition from vendors employing other technologies. In addition, increased competitive pressure has led to intensified price-based competition in certain of the Company's markets, resulting in lower prices and margins. Should these competitive trends continue, the Company's business, financial condition and operating results would continue to be materially adversely affected. There can be no assurance that the Company will be able to compete successfully in the future.

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

        Development of New Product Lines; Expansion of Operations    Currently, the Company is devoting significant resources to the development, introduction and commercialization of its Verdant laser thermal processing system, advanced reduction stepper technologies and to the volume production of its Saturn Spectrum 3e and 300mm wafer steppers. The Company currently intends to continue to develop these products and technologies during the remainder of 2002, and will continue to incur significant operating expenses in the areas of research, development and engineering, manufacturing and general and administrative costs in order to further develop, produce and support these new products. Additionally, gross profit margins and inventory levels may be further adversely impacted in the future by costs associated with the initial production of these new product lines. These costs include, but are not limited to, additional manufacturing overhead, additional inventory write-offs, costs of demonstration systems and facilities, costs associated with managing multiple sites and the establishment of additional after-sales support organizations. Additionally, there can be no assurance that operating expenses will not increase, relative to sales, as a result of adding additional marketing and administrative personnel, among other costs, to support the Company's new products. If the Company is unable to achieve significantly increased net sales or its sales fall below expectations, the Company's operating results will be materially adversely affected until, among other factors, costs and expenses can be reduced.

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

        Customer Concentration    Historically, the Company has sold a substantial portion of its systems to a limited number of customers. In 2001, no single customer accounted for 10% or more of the Company's net sales. In 2000, one customer accounted for approximately 10% of total net sales. For the six months ended June 30, 2002, one customer accounted for approximately 20% of total net sales.

        At June 30, 2002, three customers accounted for 25%, 17% and 14% of the Company's backlog, respectively. Cancellation, deferrals or rescheduling of orders by these customers would have a material adverse impact on the Company's future results of operations.

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

        Rapid Technological Change; Importance of Timely Product Introduction    The semiconductor and nanotechnology manufacturing industries are subject to rapid technological change and new product introductions and enhancements. The Company's ability to be competitive in these and other markets will depend, in part, upon its ability to develop new and enhanced systems and related software tools, and to introduce these systems and related software tools at competitive prices and on a timely and cost-effective basis to enable customers to integrate them into their operations either prior to or as they begin volume product manufacturing. The Company will also be required to enhance the performance of its existing systems and related software tools. Any success of the Company in developing new and enhanced systems and related software tools depends upon a variety of factors, including product selection, timely and efficient completion of product design, timely and efficient implementation of manufacturing and assembly processes, product performance in the field and effective sales and marketing. Because new product development commitments must be made well in advance of sales, new product decisions must anticipate both future demand and the technology that will be available to supply that demand. There can be no assurance that the Company will be successful in selecting, developing, manufacturing or marketing new products and related software tools or enhancing its existing products and related software tools. Any such failure would materially adversely affect the Company's business, financial condition and results of operations.

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

        Intellectual Property Rights    Although the Company attempts to protect its intellectual property rights through patents, copyrights, trade secrets and other measures, it believes that any success will depend more upon the innovation, technological expertise and marketing abilities of its employees. Nevertheless, the Company has a policy of seeking patents when appropriate on inventions resulting from its ongoing research and development and manufacturing activities. The Company owns various United States and foreign patents, which expire on dates ranging from December 2002 to October 2020 and has various United States and foreign patent applications pending. The Company also has various registered trademarks and copyright registrations covering mainly software programs used in the operation of its stepper systems. The Company also relies upon trade secret protection for its confidential and proprietary information. There can be no assurance that the Company will be able to protect its technology adequately or that competitors will not be able to develop similar technology independently. There can be no assurance that any of the Company's pending patent applications will be issued or that U.S. or foreign intellectual property laws will protect the Company's intellectual property rights. In particular, the Company is presently reviewing expansion plans in the People's Republic of China, where the Company has no prior experience in protecting or defending its intellectual property rights. In addition, litigation may be necessary to enforce the Company's patents, copyrights or other intellectual property rights, to protect the Company's trade secrets, to determine the validity and scope of the proprietary rights of others or to defend against claims of infringement. Such litigation could result in substantial costs and diversion of resources and could have a material adverse effect on the Company's business, financial condition and results of operations, regardless of the outcome of the litigation. Patents issued to the Company may be challenged, invalidated or circumvented and the rights granted thereunder may not provide competitive advantages to the Company. Furthermore, others may independently develop similar products, duplicate the Company's products or, if patents are issued to the Company, design around the patents issued to the Company. Additionally, the Company presently has several agreements in force to license certain of its technologies. Challenges to, or invalidation of, patents related to those technologies would expose the Company to the risk of forfeiture of revenues and further risk of damage claims.

        On February 29, 2000, in the U.S. District Court of Virginia, the Company filed patent infringement lawsuits against Nikon, Canon and ASML. In April 2000, the Company reached a settlement with Nikon and in September 2001, the Company reached a settlement with Canon. The litigation against ASML is ongoing. On October 12, 2001, the Company was sued in the District Court in Massachusetts for alleged infringement of certain patents owned by Silicon Valley Group, Inc. ("SVG"), a company recently acquired by ASML. The Company is in the process of defending against this claim.

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

        International Sales; Japanese Market    International net sales accounted for approximately 51% and 54% of total net sales for the years 2001 and 2000, respectively. For the six months ended June 30, 2002, international net sales accounted for approximately 52% of total net sales, as compared with 56% for the comparable period in 2001. The Company anticipates that international sales, which typically have lower gross margins than domestic sales, principally due to increased competition and higher field service and support costs, will continue to account for a significant portion of total net sales. As a result, a significant portion of the Company's net sales will continue to be subject to certain risks, including dependence on outside sales representative organizations; transitions to direct sales organizations from outside sales representative organizations, such as the Company recently completed in Taiwan; unexpected changes in regulatory requirements; difficulty in satisfying existing regulatory requirements; exchange rate fluctuations; tariffs and other barriers; political and economic instability; difficulties in accounts receivable collections; natural disasters; difficulties in staffing and managing foreign subsidiary and branch operations; and potentially adverse tax consequences. Although the Company generally transacts its international sales in U.S. dollars, international sales expose the Company to a number of additional risk factors, including fluctuations in the value of local currencies relative to the U.S. dollar, which, in turn, impact the relative cost of ownership of the Company's products and may further impact the purchasing ability of its international customers. In Japan, however, the Company has direct sales operations and orders are often denominated in Japanese yen. This may subject the Company to a higher degree of risk from currency fluctuations. The Company attempts to mitigate this exposure through the use of foreign exchange contracts. The Company is also subject to the risks associated with the imposition of legislation and regulations relating to the import or export of semiconductors and nanotechnology products. The Company cannot predict whether changes to quotas, duties, taxes or other charges or restrictions, will be implemented by the United States, Japan or any other country upon the importation or exportation of the Company's products in the future. These factors, or the adoption of restrictive policies, may have a material adverse effect on the Company's business, financial condition and results of operations.

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

        Volatility of Stock Price and Dilutive Impact of Employee Stock Options    The Company believes that factors such as announcements of developments related to the Company's business, fluctuations in the Company's operating results, a shortfall in revenue or earnings, changes in analysts' expectations, general conditions in the semiconductor and nanotechnology industries or the worldwide or regional economies, sales of securities of the Company into the marketplace, an outbreak of hostilities, announcements of technological innovations or new products or enhancements by the Company or its competitors, developments in patents or other intellectual property rights and developments in the Company's relationships with its customers and suppliers could cause the price of the Company's Common Stock to fluctuate, perhaps substantially. The market price of the Company's Common Stock may continue to experience significant fluctuations in the future, including fluctuations that may be unrelated to the Company's performance.

        As of June 30, 2002, the Company had approximately 4.7 million stock options outstanding. Among other determinants, the market price of the Company's stock has a major bearing on the number of stock options outstanding that are included in the weighted-average shares used in determining the Company's net income (loss) per share. During periods of extreme volatility, the impact of higher stock prices can have a materially dilutive effect on the Company's net income (loss) per share (diluted). Additionally, options are excluded from the calculation of net income (loss) per share when the Company has a net loss or when the exercise price of the stock option is greater than the average market price of the Company's Common Stock, as the impact of the stock options would be anti-dilutive.

        Terrorist Attacks and Threats, and Government Responses Thereto, May Negatively Impact All Aspects of Our Operations, Revenues, Costs and Stock Price    The recent terrorist attacks in the United States, and the resulting United States military response, and any similar future events may disrupt our operations or those of our customers and suppliers and may affect the availability of materials needed to manufacture our products or the means to transport those materials to manufacturing facilities and finished products to customers. In addition, any of these events could increase volatility in the United States and world financial markets which may depress the price of the Company's Common Stock and may limit the capital resources available to the Company or its customers or suppliers, which could result in decreased orders from customers, less favorable financing terms from suppliers, and scarcity or increased costs of materials and components of our products. Any of these occurrences could have a significant impact on our operating results, revenues and costs and may result in increased volatility of the market price of our Common Stock.

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

Foreign Currency Risk Management

        Foreign exchange contracts are used primarily by the Company to hedge the risk that unremitted Japanese yen denominated receipts from customers for actual or forecasted sales of equipment after receipt of customer purchase orders and the unremitted Japanese yen denominated payments to suppliers for actual or forecasted deliveries of raw material from Japan after issuance of Company purchase orders may be adversely affected by changes in foreign currency exchange rates. As part of its overall strategy to manage the level of exposure to the risk of foreign currency exchange rate fluctuations, the Company attempts to hedge most of these Japanese yen denominated foreign currency exposures anticipated over the ensuing twelve-month period. At June 30, 2002, the Company had taken action to hedge approximately all of these Japanese yen denominated exposures. To hedge this exposure, the Company uses foreign exchange contracts that generally have maturities of nine months or less, which generally will be rolled over to provide continuing coverage throughout the year. The Company often closes foreign exchange sale contracts by purchasing an offsetting purchase contract.

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

        At June 30, 2002, the Company had contracts for the sale of $1.9 million and the purchase of $0.8 million of foreign currencies at fixed rates. The Company had not deferred any gains or losses on foreign exchange contracts at June 30, 2002.

PART 2: OTHER INFORMATION

Item 1. Legal Proceedings.

  On February 29, 2000, in the U.S. District Court of Virginia, the Company filed patent infringement lawsuits against Nikon, Canon and ASML. In April 2000, the Company reached a settlement with Nikon and in September 2001, the Company reached a settlement with Canon. The litigation against ASML is ongoing. On October 12, 2001, the Company was sued in the District Court in Massachusetts for alleged infringement of certain patents owned by Silicon Valley Group, Inc. ("SVG"), a company recently acquired by ASML. The Company is in the process of defending against this claim.

Item 2. Changes in Securities and Use of Proceeds.

  None.

Item 3. Defaults upon Senior Securities.

  None.

Item 4. Submission of Matters to a Vote of Security Holders.

  The following proposals were voted upon by the Company's stockholders at the Company's Annual Stockholders' Meeting held on June 6, 2002.

  1.
  The following persons were elected as directors of the Company to serve for a term ending upon the Annual Stockholders' Meeting indicated beside their respective names and until their successors are elected and qualified:

	Terms Ending Upon the Annual Stockholders' Meeting	Votes for	Votes withheld
Arthur W. Zafiropoulo	2004	20,839,806	257,429
Joel F. Gemunder	2004	20,795,981	301,254
Nicholas Konidaris	2004	11,909,110	9,188,125
Rick Timmins	2004	20,633,136	464,099
  2.
  A proposal to ratify the appointment of Ernst & Young LLP as the Company's independent auditors for the fiscal year ending December 31, 2002 was approved by the vote of 20,430,648 shares for; 644,295 shares against and 22,292 shares abstained.

Item 5. Other Information.

  None.

Item 6. Exhibits and Reports on Form 8-K

  (a)
  Exhibits
10.16	Revolving Line of Credit Agreement with Wells Fargo Bank, N.A., dated May 20, 2002.
  (b)
  Reports on Form 8-K

  Current Reports on Form 8-K, dated May 31, 2002 and dated June 21, 2002, were filed during the quarter ended June 30, 2002, reporting updates to the Company's quarterly teleconference guidance.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ULTRATECH STEPPER, INC. (Registrant)
Date: August 12, 2002	By:	/s/ Bruce R. Wright Bruce R. Wright Senior Vice President, Finance and Chief Financial Officer (Duly Authorized Officer and Principal Financial and Accounting Officer)

QuickLinks

INDEX
  PART 1. FINANCIAL INFORMATION
  Item 1. Condensed Consolidated Financial Statements
ULTRATECH STEPPER, INC. CONDENSED CONSOLIDATED BALANCE SHEETS
ULTRATECH STEPPER, INC. CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
ULTRATECH STEPPER, INC. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
Ultratech Stepper, Inc. Notes to Condensed Consolidated Financial Statements (Unaudited) June 30, 2002
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