Form 10-Q
period 2002-09-28
ULTRATECH STEPPER INC
filed 2002-11-12
CIK 909791

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly period ended September 28, 2002
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File Number 0-22248

ULTRATECH STEPPER, INC.
(Exact name of registrant as specified in its charter)

DELAWARE (State or other jurisdiction of incorporation or organization)	94-3169580 (IRS employer identification number)
3050 Zanker Road, San Jose, California (Address of principal executive offices)	95134 (Zip Code)
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

Yes ☒     No ☐

Indicate the number of shares of the issuer's class of common stock, as of the latest practical date:

Class	Outstanding as of October 31, 2002
common stock, $.001 par value	22,625,451

ULTRATECH STEPPER, INC.

INDEX

PART 1.    FINANCIAL INFORMATION

Item 1.    Condensed Consolidated Financial Statements

ULTRATECH STEPPER, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)	Sep. 30, 2002	Dec. 31, 2001*
	(Unaudited)
ASSETS
Current assets:
Cash, cash equivalents and short-term investments	$156,524	$169,154
Accounts receivable, net	7,256	13,802
Inventories	29,147	26,047
Restricted cash—customer deposit	1,520	—
Income taxes receivable	2,013	—
Prepaid expenses and other current assets	2,239	1,786

Total current assets	198,699	210,789
Equipment and leasehold improvements, net	20,049	24,619
Demonstration inventories, net	2,559	3,684
Intangible assets, net	953	1,239
Other assets	1,463	3,088

Total assets	$223,723	$243,419

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Notes payable	$9,962	$—
Accounts payable	8,182	9,093
Deferred product and service income	2,599	3,568
Deferred license income	9,391	13,707
Other current liabilities	17,126	21,595

Total current liabilities	47,260	47,963
Other liabilities	2,230	175
Stockholders' equity:
Common stock	23	23
Additional paid-in capital	198,024	195,612
Accumulated other comprehensive gain, net	1,974	2,486
Treasury stock	(6,867)	(6,867)
Retained earnings (deficit)	(18,921)	4,027

Total stockholders' equity	174,233	195,281

Total liabilities and stockholders' equity	$223,723	$243,419

*
The Balance Sheet as of December 31, 2001 has been derived from the audited financial statements at that date.

See accompanying notes to condensed consolidated financial statements.

ULTRATECH STEPPER, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended		Nine Months Ended
(In thousands, except per share amounts)	Sep. 30, 2002	Sep. 30, 2001	Sep. 30, 2002	Sep. 30, 2001
Net sales:
Products	$3,720	$18,147	$35,214	$88,442
Services	2,642	2,975	8,253	11,298
Licenses	928	3,227	4,317	9,433

Total net sales	$7,290	$24,349	$47,784	$109,173
Cost of sales:
Cost of products sold	5,252	13,621	26,392	53,399
Cost of services	1,870	2,291	5,950	8,521
Cost of inventory writedown	5,733	—	5,733	—
Cost of discontinued products	2,169	10,993	2,169	10,993

Total cost of sales	15,024	26,905	40,244	72,913

Gross profit	$(7,734)	$(2,556)	$7,540	$36,260
Operating expenses:
Research, development, and engineering	5,991	5,925	17,723	19,746
Amortization of intangible assets	96	420	286	1,412
Selling, general, and administrative	5,849	6,792	17,753	23,494
Restructure of operations	4,297	11,988	4,297	11,988

Operating loss	$(23,967)	$(27,681)	$(32,519)	$(20,380)
Interest expense	(35)	(86)	(50)	(200)
Interest and other income, net	1,487	1,852	4,755	6,072

Loss before tax	$(22,515)	$(25,915)	$(27,814)	$(14,508)
Income taxes (benefit)	(3,648)	110	(4,866)	918

Net loss	$(18,867)	$(26,025)	$(22,948)	$(15,426)

Earnings per share-basic:
Net loss	$(0.83)	$(1.17)	$(1.02)	$(0.70)
Number of shares used in per share calculations-basic	22,609	22,296	22,570	22,043
Earnings per share-diluted:
Net loss	$(0.83)	$(1.17)	$(1.02)	$(0.67)
Number of shares used in per share calculations-diluted	22,609	22,296	22,570	22,899

See accompanying notes to condensed consolidated financial statements.

ULTRATECH STEPPER, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended
(In thousands)	Sep. 30, 2002	Sep. 30, 2001
Cash flows from operating activities:
Net loss	$(22,948)	$(15,426)
Charges to income not affecting cash	16,913	14,110
Net effect of changes in operating assets and liabilities	(12,654)	594

Net cash used in operating activities	(18,689)	(722)
Cash flows from investing activities:
Capital expenditures	(4,191)	(4,283)
Net increase in available-for-sale securities	(24,520)	(276)
Net increase in restricted cash	(1,520)	—

Net cash used in investing activities	(30,231)	(4,559)
Cash flows from financing activities:
Net proceeds from (repayment of) notes payable	10,060	(1,152)
Net proceeds from issuance of common stock pursuant to employee stock plans	2,372	15,853

Net cash provided by financing activities	12,432	14,701
Net effect of exchange rate changes on cash	(65)	16
Net increase (decrease) in cash and cash equivalents	(36,553)	9,436
Cash and cash equivalents at beginning of period	62,729	55,346

Cash and cash equivalents at end of period	$26,176	$64,782

See accompanying notes to condensed consolidated financial statements

Ultratech Stepper, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
September 30, 2002

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

FISCAL PERIODS: The Company's third fiscal quarter in 2002 and 2001 ended on September 28, 2002 and September 29, 2001, respectively. For convenience of presentation, the Company's financial statements have been shown as having ended on September 30, 2002 and September 30, 2001.

Operating results for the three and nine-month periods ended September 30, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002, or any future period.

(2)    Inventories

Inventories consist of the following:

(In thousands)	Sep. 30, 2002	Dec. 31, 2001
	(Unaudited)
Raw materials	$13,228	$12,239
Work-in-process	14,049	11,001
Finished products	1,870	2,807

	$29,147	$26,047

(3)    Notes Payable

In September 2002, the Company entered into a line of credit agreement with a brokerage firm. Under the terms of this agreement, the Company may borrow funds at a cost equal to the current Federal funds rate plus 100 basis points (2.75% as of September 30, 2002). Certain of the Company's cash, cash equivalents and short-term investments secure borrowings outstanding under this facility. As of September 30, 2002, $9,000,000 was outstanding under this facility. Additionally, the Company had short-term borrowings of $962,000 outstanding under other credit facilities.

(4)    Other Current Liabilities

Other current liabilities consist of the following:

(In thousands)	Sep. 30, 2002	Dec. 31, 2001
	(Unaudited)
Salaries and benefits	$3,138	$3,368
Warranty reserves	877	1,895
Advance billings	2,757	3,010
Income taxes payable	660	4,304
Accrued restructuring cost	3,356	4,338
Reserve for losses on purchase order commitments	2,189	1,024
Other	4,149	3,656

	$17,126	$21,595

(5)    Deferred Rent

In conjunction with a sale/leaseback transaction, the Company recorded a deferred rent credit equal to the excess of the sale proceeds over the adjusted basis in the equipment sold. During the three-year term of this agreement, the deferred rent credit will be amortized as an offset to rental expense. At September 30, 2002, credits of $701,000 and $1,228,000, representing the short-term and long-term portions of deferred rent, respectively, were carried as liabilities on the Company's balance sheet.

(6)    Basic and Diluted Net Income (Loss) per Share

The following sets forth the computation of basic and diluted net income (loss) per share:

	Three Months Ended		Nine Months Ended
(Unaudited, in thousands, except per share amounts)	Sep. 30, 2002	Sep. 30, 2001	Sep. 30, 2002	Sep. 30, 2001
Numerator:
Net loss	$(18,867)	$(26,025)	$(22,948)	$(15,426)
Denominator:
Denominator for basic net loss per share	22,609	22,296	22,570	22,043
Effect of dilutive employee stock options	—	—	—	—

Denominator for diluted net income (loss) per share	22,609	22,296	22,570	22,043

Earnings per share—basic:
Net income (loss)	$(0.83)	$(1.17)	$(1.02)	$(0.70)

Earnings per share—diluted:
Net income (loss)	$(0.83)	$(1.17)	$(1.02)	$(0.70)

For the three and nine-month periods ended September 30, 2002, options to purchase 4,770,923 shares of Common Stock at an average exercise price of $16.47 were excluded from the computation of diluted net loss per share, as the effect would have been anti-dilutive. This compares to the exclusion of 3,444,115 options at an average exercise price of $17.72 per share for the three and nine-month periods ended September 30, 2001, respectively, as the effect would have been anti-dilutive. Options are anti-dilutive when the Company has a net loss or when the exercise price of the stock option is greater than the average market price of the Company's Common Stock.

(7)    Reporting Comprehensive Income (Loss)

The components of comprehensive income (loss) are as follows:

	Three Months Ended		Nine Months Ended
(Unaudited, in thousands)	Sep. 30, 2002	Sep. 30, 2001	Sep. 30, 2002	Sep. 30, 2001
Net income (loss)	$(18,867)	$(26,025)	$(22,948)	$(15,426)
Accumulated other comprehensive income (loss)
Unrealized gain on available-for-sale securities	287	1,403	(447)	3,013
Unrealized gain (loss) on foreign exchange forward contracts	(18)	576	(65)	16
Tax effect	—	—	—	—

Comprehensive income (loss)	$(18,598)	$(24,046)	$(23,460)	$(12,397)

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

(8)    Restructure of Operations

In September 2002, in response to worsening conditions in the semiconductor industry in particular, and the general economy as a whole, the Company decided to reduce its workforce and to cease or suspend activities related to certain engineering and administrative initiatives. As a result of this decision, the Company recognized a restructuring charge of $4.3 million, or $0.19 per share (diluted) in the quarter ended September 30, 2002. The cash component of this charge included employee severance costs of $1.0 million, contract termination fees of $0.2 million and facility closure costs of $0.2 million. The non-cash component of this charge included $2.6 million of impairment to equipment and leasehold improvements and $0.3 million of impairment to prepaid expenses and other current assets. There have been no adjustments to the original recorded amount of this restructuring charge.

As of September 30, 2002, the accrued but unpaid amount of these restructuring costs was $0.9 million. Cash components of accrued restructuring costs, and amounts charged against the plan as of September 30, 2002, relative to the September 2002 restructure of operations, were as follows:

(in millions)	Beginning Accrual Balance	Expenditures	Sep. 30, 2002
Employee severance costs	$1.0	$(0.5)	$0.5
Facility closure costs	0.2	—	0.2
Other costs	0.2	—	0.2

Total	$1.4	$(0.5)	$0.9

In September 2001, the Company decided to consolidate its manufacturing operations and eliminate approximately 20% of its workforce. As a result of this decision, the Company recorded a restructuring charge of $12.0 million, or $0.54 per share (diluted) in the quarter ended September 30, 2001. Additionally, the Company recognized restructuring charges of $0.3 million, or $0.01 per share (diluted) in the quarter ended December 31, 2001, primarily related to employee severance costs of $0.6 million (from additional personnel actions) and higher fixed asset disposal costs of $0.4 million, partially offset by revised facility closure and other cost estimates of $0.7 million. Of the full-year charge of $12.3 million, non-cash components included a $4.1 million impairment charge for intangible assets related to the Company's XLS reduction product platform acquired in 1998 and a $1.5 million impairment charge for fixed assets disposed of in conjunction with the consolidation of manufacturing facilities. The cash components of this charge included $4.0 million for estimated expenditures related to the closure of facilities, $2.5 million for employee severance costs and $0.1 million of other restructuring costs. There were no adjustments recorded to these restructuring costs in the three and nine-month periods ended September 30, 2002.

As of September 30, 2002 the accrued but unpaid amount of these restructuring costs was $2.4 million. Cash components of accrued restructuring costs and amounts charged against the plan, relative to the 2001 restructure of operations, as of September 30, 2002 were as follows:

(in millions)	Beginning Accrual Balance	Adjustments Expenditures/	Dec. 31, 2001	Expenditures	Sep. 30, 2002
Facility closure costs	$4.3	$(1.1)	$3.2	$(0.8)	$2.4
Employee severance costs	1.9	(0.8)	1.1	(1.1)	—
Other costs	0.5	(0.5)	—	—	—

Total	$6.7	$(2.4)	$4.3	$(1.9)	$2.4

(9)    Resolution of IRS Audit and Related Income Taxes Receivable

For the three-month period ended September 30, 2002, the Company recorded a benefit income tax provision of $3,648,000, which is net of income tax expense of foreign subsidiaries. The benefit provision relates primarily to resolution of the Company's IRS audit for the years 1993 through 1996. For the nine-month period ended September 30, 2002, the Company recorded a benefit income tax provision of $4,866,000. In addition to the aforementioned IRS audit resolution, the year-to-date provision includes a carry back of current year losses to recover prior years' federal alternative minimum taxes of $1,218,000. The ability to recover the prior years' alternative minimum taxes is due to a recent US federal law change, allowing for the recovery of these amounts. In conjunction with the resolution of the IRS audit and the carry back of current year losses to recover prior years' federal alternative minimum taxes, the Company has recorded income taxes receivable of $2,013,000 as of September 30, 2002.

(10)    Recent Accounting Pronouncements

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

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW

Certain of the statements contained in this report may be considered forward-looking statements under Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that involve risks and uncertainties, such as cyclicality in the nanotechnology and semiconductor industries, delays, deferrals and cancellations of orders by customers, customer concentration, pricing pressures, competition, lengthy sales cycles for the Company's systems, ability to volume produce systems and meet customer requirements, the mix of products sold, dependence on new product introductions and commercial success of any new products, integration and development of the Verdant operation, sole or limited sources of supply, international sales, manufacturing inefficiencies and absorption levels, risks associated with introducing new technologies, inventory obsolescence, economic and political conditions worldwide, delays in collecting accounts receivable, extended payment terms, changes in technologies, and any adverse effects of worldwide terrorist attacks on the economy in general or our business in particular.

Due to these and additional factors, certain statements, historical results and percentage relationships discussed below are not necessarily indicative of the results of operations for any future period.

In September 2001, the Company decided to discontinue its XLS product line and to close its Wilmington, Massachusetts facility. The Company also announced a workforce reduction of approximately 20%, inclusive of those employees impacted by the plant closure.

In September 2002, the Company decided to discontinue or suspend development of certain advanced reduction and 1X product lines and to reduce its workforce by approximately 15%.

The Company's third fiscal quarter in 2002 and 2001 ended on September 28, 2002 and September 29, 2001, respectively. For convenience of presentation, the Company's financial statements have been shown as having ended on September 30, 2002 and September 30, 2001.

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

Deferred income related to the Company's products is recognized upon satisfying the contractual obligations for installation (if any) and/or customer acceptance. Deferred income related to service revenue is recognized ratably over the life of the related service contract. Deferred income relative to the Company's licensing activities is recognized over the estimated useful life of the licensed technologies, or the contract period of any technology transfer support arrangements.

Inventories and Purchase Order Commitments

The Company reserves for purchase order commitments and estimates the effects of obsolescence and unrealizable carrying values of its inventories based upon estimates of future demand and market conditions. With the exception of certain long lead time items, principally optical components, the Company presently reserves inventories and purchase order commitments in excess of 18 months of production demand. Due to the cyclical nature of the Company's business, during periods of peak demand, the Company has shortened this production outlook to as few as 12 months of production demand. Should actual production demand differ from management's estimates, revisions to inventory write-downs and purchase order commitment reserves would be required.

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

RESULTS OF OPERATIONS

Factors that have caused results to fluctuate significantly in the past and most likely will continue to significantly impact results in the future, and could cause actual results to differ materially, include the following: cyclicality in the Company's served markets, including the current severe downturn in the semiconductor and nanotechnology industries; delays, deferrals and cancellations of orders by customers; customer concentration; high degree of industry competition; market acceptance of new products and enhanced versions of the Company's existing products; timing of new product announcements and releases by the Company or its competitors; expiration of technology support and licensing arrangements, and the resulting adverse impact on the Company's licensing revenues; product discounts; changes in pricing by the Company, its competitors or suppliers; timing and degree of success of technologies licensed to outside parties; product concentration and lack of product revenue diversification; lengthy and costly development cycles for advanced lithography and laser thermal processing technologies and applications; mix of products sold; outcome of litigation; lengthy sales and manufacturing cycles and the pattern of capital spending by customers, including the timing of system acceptances; inventory obsolescence; manufacturing inefficiencies and the ability to volume produce systems; integration and development of Verdant operations; failure to develop the Company's reduction stepper products; the ability and resulting costs to attract or retain sufficient personnel to achieve the Company's targets for a particular period; dilutive effect of employee stock option grants on net income per share, which is largely dependent upon the Company attaining profitability and the market price of the Company's stock; sole or limited sources of supply; international sales; rapid technological change and the importance of timely product introductions; future acquisitions; changes to financial accounting standards; intellectual property matters; environmental regulations; any adverse effects of worldwide terrorist attacks on the economy in general or on our business in particular; political and economic instability throughout the world; business interruptions due to natural disasters or utility failures; and regulatory changes; and the other risk factors listed in this filing and other Company filings with the SEC. The Company undertakes no obligation to update any of its disclosures to reflect such future events.

The Company derives a substantial portion of its total net sales from sales of a relatively small number of newly manufactured systems, which typically range in price from $900,000 to $3.6 million for the Company's 1X steppers. As a result of these high sale prices, the timing of recognition of revenue from a single transaction has had and most likely will continue to have a significant impact on the Company's net sales and operating results for any particular period.

The Company's backlog at the beginning of a period typically does not include all of the sales needed to achieve the Company's sales objectives for that period. In addition, orders in backlog are subject to cancellation, shipment or customer acceptance delays, and deferral or rescheduling by a customer with limited or no penalties. Consequently, the Company's net sales and operating results for a period have been and will continue to be dependent upon the Company obtaining orders for systems to be shipped and accepted in the same period in which the order is received. The Company's business and financial results for a particular period could be materially adversely affected if an anticipated order for even one system is not received in time to permit shipment and customer acceptance during that period. Furthermore, a substantial portion of the Company's shipments has historically been realized near the end of each quarter. Delays in installation and customer acceptance due, for example, to the inability of the Company to successfully demonstrate the agreed-upon specifications or criteria at the customer's facility, or to the failure of the customer to permit installation of the system in the agreed upon time, may cause net sales in a particular period to fall significantly below the Company's expectations, which may materially adversely affect the Company's operating results for that period. Additionally, the failure to receive anticipated orders or delays in shipments due, for example, to reschedulings, delays, deferrals or cancellations by customers, additional customer configuration requirements, or to unexpected manufacturing difficulties or delays in deliveries by suppliers due to their long production lead times or otherwise, have caused and may continue to cause net sales in a particular period to fall significantly below the Company's expectations, materially adversely affecting the Company's operating results for that period. In particular, the long manufacturing cycles of the Company's Saturn Spectrum family of wafer steppers, and the long lead time for lenses and other materials, could cause shipments of such products to be delayed from one quarter to the next, which could materially adversely affect the Company's financial condition and results of operations for a particular quarter.

Additionally, the need for continued expenditures for research and development, capital equipment, ongoing training and worldwide customer service and support, among other factors, will make it difficult for the Company to reduce its operating expenses in a particular period if the Company fails to achieve its net sales goals for the period.

Net sales

Net sales consist of revenues from system sales, spare parts sales, service and licensing of technologies. For the three months ended September 30, 2002, net sales were $7.3 million, a decrease of 70% as compared with net sales of $24.3 million for the comparable period in 2001. System sales decreased 88%, to $1.8 million, on a unit volume decline of 70%. The Company believes that comparisons of weighted-average selling prices of systems sold to the year-ago period are not relevant, due to the lack of comparable system sales between those periods. Geographically, the decline in unit volumes was attributable to weaker demand from Europe and North America. On a market segment basis, the decline in unit volumes was primarily attributable to a lack of demand from semiconductor and nanotechnology customers. Revenues from services declined 11%, to $2.6 million, primarily as a result of decreased utilization of plant capacity within the semiconductor industry and budgetary controls by the Company's customers. Revenues from licensing and licensing support arrangements declined to $0.9 million, as compared with $3.2 million in the comparable period in 2001, as a result of a large technology support agreement expiring in February 2002. The Company presently anticipates that revenues from licensing and licensing support arrangements will remain at approximately $0.9 million per quarter for the balance of 2002. Spare part sales decreased 44%, to $1.9 million, primarily as a result of decreased utilization of plant capacity within the semiconductor industry and certain system upgrades that occurred in the year-ago period.

For the nine months ended September 30, 2002, net sales were $47.8 million, a decline of 56% from the comparable period in 2001. System sales decreased 63%, to $28.9 million, on a unit volume decline of 62%. The weighted-average selling prices of systems sold were essentially unchanged from the year-ago period. Geographically, the decline in unit volumes was attributable to 50% or greater declines in all regions the Company serves. On a market segment basis, the decline in unit volumes was primarily attributable to a lack of demand from nanotechnology and semiconductor customers. Revenues from services declined 27%, to $8.3 million, primarily as a result of decreased utilization of plant capacity within the semiconductor industry. Revenues from licensing and licensing support arrangements declined to $4.3 million, as compared with $9.4 million in the comparable period in 2001, as a result of the aforementioned technology support agreement that expired in February 2002. Spare part sales decreased 40%, to $6.3 million, primarily as a result of decreased utilization of plant capacity within the semiconductor industry and certain system upgrades that occurred in the year-ago period.

At September 30, 2002, the Company had approximately $3.4 million of deferred revenue resulting from products shipped but not yet installed and accepted, as compared with $6.0 million at December 31, 2001. This resulted in a net decrease in deferred product and service income of approximately $1.0 million during the nine-month period ended September 30, 2002, as compared to the balance at December 31, 2001. During the nine-month period ended September 30, 2002, deferred license income decreased by $4.3 million, to $9.4 million, as a result of amortization of proceeds received in prior periods. Amortization of license income results in current period license revenue.

On a product market application basis, system sales to the semiconductor industry were $0.9 million for the three-month period ended September 30, 2002, a decrease of 90% as compared with system sales of $8.9 million in the comparable period in 2001. This decline was primarily attributable to the severely depressed economic environment in the semiconductor industry in particular, and the economy as a whole. System sales to the nanotechnology market were $0.9 million for the three-month period ended September 30, 2002, a decrease of 85% as compared with sales of $5.8 million in the comparable period in 2001, primarily as a result of lower demand from microsystems and optical networking customers. On a year-to-date basis, system sales to the semiconductor industry were $22.1 million for the nine-month period ended September 30, 2002, a decrease of 56% as compared with system sales of

$50.0 million in the comparable period in 2001. This decline was primarily attributable to the severely depressed economic environment in the semiconductor industry in particular, and the economy as a whole. Additionally, the Company did not have any reduction stepper sales to the semiconductor market during the first nine months of 2002, as compared to $12.7 million in the comparable period in 2001. The Company discontinued its XLS reduction stepper platform in September 2001. System sales to the nanotechnology market were $6.8 million for the nine-month period ended September 30, 2002, a decrease of 76% as compared with sales of $28.0 million in the comparable period in 2001, primarily as a result of lower demand from microsystems and optical networking customers.

For the three-month period ended September 30, 2002, international net sales were $3.0 million, or 41% of total net sales, as compared with $10.0 million, or 41% of total net sales for the comparable period in 2001. On a year-to-date basis, international net sales were $23.9 million, or 50% of total net sales, as compared with $57.7 million, or 53% of total net sales for the comparable period in 2001. The Company's operations in foreign countries are not generally subject to significant exchange rate fluctuations, principally because sales contracts for the Company's systems are generally denominated in U.S. dollars. In Japan, however, orders are often denominated in Japanese yen. This subjects the Company to the risk of currency fluctuations. The Company attempts to mitigate this exposure through the use of foreign exchange contracts; however, this effort can be costly and there can be no assurance of the success of any such efforts. International sales expose the Company to a number of additional risks, including fluctuations in the value of local currencies relative to the U.S. dollar, which, in turn, impact the relative cost of ownership of the Company's products. (See "Additional Risk Factors: International Sales").

Our served markets have been and are presently experiencing severe downturns due, in part, to the macro-economic conditions facing the U.S. and world economies. Although the Company's level of new orders exceeded the Company's revenue in the three-month period ended September 30, 2002, the Company also experienced significant levels of order cancellations during the period. Additionally, the Company removed from backlog certain system orders that it believes may not be shipped during the next twelve months, as required by Company policy. This decision was predicated on recent customer announcements of declining financial performance and cutbacks in planned capital expenditures. As a result of these cancellations and restructurings, the Company's backlog at September 30, 2002 declined relative to levels at June 30, 2002.

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

As a result of current order trends, the severe downturn in the industries the Company serves and generally weak macro-economic conditions, the Company presently expects that net sales for the quarter ending December 31, 2002 will be lower than net sales in the comparable period in 2001. However, the Company believes that sales for the quarter ending December 31, 2002 will be higher than net sales achieved in the quarter ended September 30, 2002. Further, the Company anticipates that it will experience operating and net losses for the three-month period ending December 31, 2002.

Further declines in the Company's outlook for 2003 may require the Company to take further steps to reduce its future operating expenses. These actions, if required, might result in special charges, which could materially adversely impact the Company's financial condition and results of operations.

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

Gross profit

The Company's gross profit (loss) as a percentage of net sales, or gross margin, was (106.1%) for the quarter ended September 30, 2002, as compared with (10.5%) for the comparable period in 2001. Exclusive of special charges, gross margin for the quarter ended September 30, 2002 was 2.3%, as compared to 34.7% for the comparable period in 2001. Cost of sales for the three month period ended September 30, 2002 included additional vacation grants of up to two weeks per employee, at a cost to the Company of approximately $0.4 million. For the nine-month period ended September 30, 2002, gross margin was 15.8%, as compared with 33.2% for the comparable period in 2001. Exclusive of special charges, gross margin for the nine-month period ended September 30, 2002 was 32.3%, as compared with 43.3% for the comparable period in 2001. On a comparative basis, both the current quarter and year-to-date gross margins, exclusive of special charges, were adversely affected by the lack of capacity utilization. Lack of capacity utilization results in higher levels of unabsorbed overhead. This impact was partially offset by the closing of the Company's Wilmington, Massachusetts facility and other cost reduction measures taken in the second half of 2001.

Exclusive of licensing and licensing support revenues, gross margin (exclusive of special charges) was (11.9%) and 25.6% for the three- and nine-month periods ended September 30, 2002, as compared with 24.7% and 37.9% for the comparable periods in 2001.

In the three-month period ended September 30, 2002, as a direct result of worsening conditions in the semiconductor industry in particular, and the general economy as a whole, the Company discontinued or suspended development of certain advanced reduction lithography programs, including 157nm, and discontinued certain 1X products and platforms. Additionally, the Company significantly reduced its revenue outlook for 2003. As a result, the Company recognized inventory write-downs of $6.7 million and additional purchase order commitment reserves of $1.2 million.

In the three month period ended September 30, 2001, as a direct result of dramatically worsening conditions in the semiconductor industry, the Company decided to discontinue its XLS reduction stepper production and focus its efforts on developing next-generation platforms for its reduction technologies, principally 157nm. As a result of this decision, the Company recognized inventory write-downs of $8.5 million and additional purchase order commitment reserves of $2.5 million.

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

The Company believes that gross margin for the quarter ending December 31, 2002 will be lower than levels achieved during the comparable period a year ago, resulting primarily from lower levels of licensing revenues (which have little or no corresponding cost of sales), the anticipated mix of products sold and higher inefficiencies caused by decreased production and shipment levels, partially offset by further cost containment measures. Further erosion to the Company's business may result in a higher risk of inventory obsolescence, which would materially adversely impact results of operations. Additionally, increased price-based competition may continue to contribute to further erosion of gross margin.

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

Research, development and engineering expenses

The Company's research, development and engineering expenses were $6.0 million for the three-month period ended September 30, 2002, as compared with $5.9 million for the comparable period in 2001. Research, development and engineering expenses for the three-month period ended September 30, 2002 included additional vacation grants of up to two weeks per employee, at a cost to the Company of approximately $0.2 million. On a year-to-date basis, research, development and engineering expenses were $17.7 million for the nine-month period ended September 30, 2002, as compared to $19.7 million for the comparable period in 2001. The year-to-date decline in spending was attributable to the discontinuance of the Company's XLS reduction stepper platform and to other cost reduction measures implemented in the second half of 2001.

The Company continues to invest significant resources in the development and enhancement of its laser thermal processing systems and technologies and its 1X optical products and related technologies. The Company presently expects that, as a result of the aforementioned cost reduction measures, including those taken in September 2002, and scheduled plant shutdowns, the absolute dollar amount of research, development and engineering expenses for the quarter ending December 31, 2002 will be lower than expenses incurred for the comparable period in 2001, and as compared with expenses incurred for the quarter ended September 30, 2002.

Amortization of intangible assets

Amortization of intangible assets was $0.1 million for the three-month period ended September 30, 2002, as compared with $0.4 million for the comparable period in 2001. On a year-to-date basis, amortization of intangible assets was $0.3 million, as compared with $1.4 million for the comparable period in 2001. Both the current quarter and year-to-date reductions in amortization were a direct result of impairment charges recognized in the quarter ended September 30, 2001 relating to certain intangible assets.

Selling, general and administrative expenses

Selling, general and administrative expenses were $5.8 million for the three-month period ended September 30, 2002, as compared with $6.8 million for the comparable period in 2001. Selling, general and administrative expenses for the three-month period ended September 30, 2002 included additional vacation grants of up to two weeks per employee, at a cost to the Company of approximately $0.2 million. As a percentage of net sales, selling, general and administrative expenses increased to 80.2% in the three-month period ended September 30, 2002, as compared with 27.9% in the comparable period in 2001. On a year-to-date basis, selling, general and administrative expenses were $17.8 million for the nine-month period ended September 30, 2002, as compared with $23.5 million for the comparable period in 2001. As a percentage of net sales, selling, general and administrative expenses increased to 37.2% in the nine-month period ended September 30, 2002, as compared with 21.5% in the comparable period in 2001. Both the current quarter and year-to-date declines, in absolute dollars, were primarily attributable to cost containment measures implemented in the second half of 2001 and lower sales and support expenses, including sales commissions, typically associated with a decline in sales. The Company presently anticipates that selling, general and administrative expenses for the three-month period ending December 31, 2002 will be lower than the comparable period in 2001 and as compared with the quarter ended September 30, 2002, due primarily to the aforementioned cost reduction measures, including those taken in September 2002, and scheduled plant shutdowns.

Restructure of operations

In September 2002, in response to worsening conditions in the semiconductor industry in particular, and the general economy as a whole, the Company decided to reduce its workforce and to cease or suspend activities related to certain engineering and administrative initiatives. As a result of this decision, the Company recognized a restructuring charge of $4.3 million, or $0.19 per share (diluted) in the quarter ended September 30, 2002. The cash component of this charge included employee severance costs of $1.0 million, contract termination fees of $0.2 million and facility closure costs of $0.2 million. The non-cash component of this charge included $2.6 million of impairment to equipment and leasehold improvements and $0.3 million of impairment to prepaid expenses and other current assets. There have been no adjustments to the original recorded amount of this restructuring charge.

As of September 30, 2002, the accrued but unpaid amount of these restructuring costs was $0.9 million. Cash components of accrued restructuring costs, and amounts charged against the plan as of September 30, 2002, relative to the September 2002 restructure of operations, were as follows:

(in millions)	Beginning Accrual Balance	Expenditures	Sep. 30, 2002
Employee severance costs	$1.0	$(0.5)	$0.5
Facility closure costs	0.2	—	0.2
Other costs	0.2	—	0.2

Total	$1.4	$(0.5)	$0.9

In September 2001, the Company decided to consolidate its manufacturing operations and eliminate approximately 20% of its workforce. As a result of this decision, the Company recognized a restructuring charge of $12.0 million, or $0.54 per share (diluted) in the quarter ended September 30, 2001. Additionally, the Company recognized restructuring charges of $0.3 million, or $0.01 per share (diluted) in the quarter ended December 31, 2001, primarily related to employee severance costs of $0.6 million (from additional personnel actions) and higher fixed asset disposal costs of $0.4 million, partially offset by revised facility closure and other cost estimates of $0.7 million. Of the full-year charge of $12.3 million, non-cash components included a $4.1 million impairment charge for intangible assets related to the Company's XLS reduction product platform acquired in 1998 and a $1.5 million impairment charge for fixed assets disposed of in conjunction with the consolidation of manufacturing facilities. The cash components of this charge included $4.0 million for estimated expenditures related to the closure of facilities, $2.5 million for employee severance costs and $0.1 million of other restructuring costs. There were no adjustments recorded to these restructuring costs in the three and nine-month periods ended September 30, 2002.

As of September 30, 2002 the accrued but unpaid amount of these restructuring costs was $2.4 million. Cash components of accrued restructuring costs and amounts charged against the plan, relative to the 2001 restructure of operations, as of September 30, 2002 were as follows:

(in millions)	Beginning Accrual Balance	Expenditures/ Adjustments	Dec. 31, 2001	Expenditures	Sep. 30, 2002
Facility closure costs	$4.3	$(1.1)	$3.2	$(0.8)	$2.4
Employee severance costs	1.9	(0.8)	1.1	(1.1)	—
Other costs	0.5	(0.5)	—	—	—

Total	$6.7	$(2.4)	$4.3	$(1.9)	$2.4

Interest and other income, net

Interest and other income, net, which consists primarily of interest income, was $1.5 million for the three-month period ended September 30, 2002, as compared with $1.9 million for the comparable period in 2001. On a year-to-date basis, interest and other income, net, which consists primarily of interest income, was $4.8 million for the nine-month period ended September 30, 2002, as compared with $6.1 million for the comparable period in 2001. Both the current quarter and year-to-date decreases in interest and other income, net, were primarily attributable to lower interest rates on the Company's investments and lower average invested balances. The Company presently maintains an investment portfolio with a weighted-average maturity of less than one year. Consequently, changes in short-term interest rates have a major impact on the Company's interest income. Future changes are expected to have a similar impact. The Company presently expects that interest and other income, net, for the three-month period ending December 31, 2002, will be significantly lower than levels achieved in the comparable period in 2001, primarily as a result of lower interest rates and lower invested balances. Additionally, the Company presently expects that interest and other income, net, for the three-month period ending December 31, 2002, will be sequentially lower than levels achieved in the three-month period ended September 30, 2002, primarily as a result of lower invested balances and maturing transactions that will be reinvested at lower interest rates.

Income tax expense

For the three-month period ended September 30, 2002, the Company recorded a benefit income tax provision of $3.6 million, which is net of income tax expense of foreign subsidiaries. The benefit provision relates primarily to resolution of the Company's IRS audit for the years 1993 through 1996. For the nine-month period ended September 30, 2002, the Company recorded a benefit income tax provision of $4.9 million. In addition to the aforementioned IRS audit resolution, the year-to-date provision includes a carry back of current year losses to recover prior years' federal alternative minimum taxes of approximately $1.2 million. The ability to recover the prior years' alternative minimum taxes is due to a recent US federal law change, allowing for the recovery of these amounts. For the three and nine-month periods ended September 30, 2001, the Company recorded tax provisions of $0.1 million and $0.9 million, respectively, consisting primarily of foreign tax obligations.

LIQUIDITY AND CAPITAL RESOURCES

Net cash used in operating activities was $18.7 million for the nine-month period ended September 30, 2002, as compared with $0.7 million of net cash used in operating activities during the comparable period in 2001. Cash flow used in operating activities was primarily attributable to the Company's net loss of $22.9 million and a net change in operating assets and liabilities of $12.7 million, partially offset by non-cash charges to income of $16.9 million. Non-cash charges to income included $9.6 million of non-cash restructuring and asset impairment charges recognized during the three-month period ended September 30, 2002. The $12.7 million net change in operating assets and liabilities was primarily a result of an increase in current inventories of $9.2 million (exclusive of non-cash charges to income), a decline in deferred license income of $4.3 million, a decline in income taxes payable of $3.6 million (principally due to resolution of the aforementioned IRS audit) and an increase in income taxes receivable of $2.0 million, partially offset by a decrease in accounts receivable of $6.5 million.

The Company believes that because of the relatively long manufacturing cycle of certain of its systems, particularly newer products, the Company's inventories will continue to represent a significant portion of working capital. During the three-month period ended September 30, 2002, the Company recognized inventory write-downs of $6.1 million, additional purchase order commitment reserves of $1.1 million and other asset write-downs of $0.7 million, as a result of deteriorating business conditions and a decision to discontinue certain product platforms.

The semiconductor and nanotechnology industries have been and are presently experiencing a severe downturn due, in part, to macro-economic conditions facing the U.S. and world economies. As a result, the Company has recently experienced significantly lower order rates for its systems and this trend may continue in the near-term. Prolonged weakness in the Company's business would continue to place the Company's inventories at a greater risk of obsolescence. Lower demand for the Company's systems may continue to lead to additional inventory write-offs and purchase commitment reserves, which would materially adversely impact the Company's results of operations. Additionally, worsening business conditions increase the likelihood of further restructuring of operations and impairments to the Company's assets, either of which would have a material adverse impact on results of operations.

During the nine-month period ended September 30, 2002, net cash used in investing activities was $30.2 million, attributable to net investments in available-for-sale securities of $24.5 million, capital expenditures of $4.2 million and the segregation of restricted cash of $1.5 million. The restricted cash results from requirements associated with a single customer deposit. Under the terms of the purchase agreement, the restriction will terminate in April 2003, or when the Company has fulfilled its contractual obligations relative to the system ordered, whichever occurs first. Capital expenditures during the period included the purchase of a new enterprise-wide software system. Implementation of this software has been postponed as a result of the current economic downturn.

Cash provided by financing activities was $12.4 million during the nine-month period ended September 30, 2002, attributable to borrowings under lines of credit of $10.1 million and the issuance of common stock pursuant to employee stock plans of $2.4 million.

At September 30, 2002, the Company had working capital of $151.4 million. The Company's principal sources of liquidity at September 30, 2002 consisted of $156.5 million in cash, cash equivalents and short-term investments.

During the three-month period ended September 30, 2002, the Company terminated an $8.0 million bank line of credit secured by the Company's assets. Additionally, during the period the Company established a line of credit with a brokerage firm which enables the Company to borrow funds at a rate of interest equal to the current Federal funds rate plus 100 basis points (or 2.75% as of September 30, 2002). Certain of the Company's cash, cash equivalents and short-term investments secure this line of credit. As of September 30, 2002, the Company had $9.0 million outstanding under this facility. The Company intends to use these proceeds to meet working capital needs over the near-term.

The following summarizes the Company's contractual cash obligations at September 30, 2002, and the effect such obligations are expected to have on its liquidity and cash flows in future periods:

(in millions)	Total	Less than 1 year	1-3 years	After 3 years
Notes payable obligations	$9.8	$9.8	$—	$—
Non-cancelable capitalized lease obligations	0.3	0.2	0.1	—
Non-cancelable operating lease obligations—equipment	3.4	1.3	2.1	—
Non-cancelable operating lease obligations—buildings	20.4	3.7	6.4	10.3
Long-term vendor accounts payable	1.4	0.7	0.7	—

Total contractual cash obligations	$35.3	$15.7	$9.3	$10.3

The development and manufacture of new lithography systems and enhancements are highly capital-intensive. In order to be competitive, the Company believes it must continue to make significant expenditures for capital equipment; sales, service, training and support capabilities; systems, procedures and controls; and expansion of operations and research and development, among many other items. The Company expects that its cash, cash equivalents and short-term investments will be sufficient to meet the Company's cash requirements for at least the next twelve months. However, in the near-term, the Company may continue to utilize existing and future lines of credit, and other sources of financing, in order to maintain its present levels of cash, cash equivalents and short-term investments. Beyond the next twelve months, the Company may require additional equity or debt financing to address its working capital or capital equipment needs. In addition, the Company may seek to raise equity or debt capital at any time that it deems market conditions to be favorable.

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

Foreign Currency

The Company uses foreign exchange contracts to hedge the risk that unremitted Japanese yen denominated receipts from customers for actual or forecasted sales of equipment after receipt of customer purchase orders and the unremitted Japanese yen denominated payments to suppliers for actual or forecasted deliveries of raw material from Japan after issuance of Company purchase orders may be adversely affected by changes in foreign currency exchange rates. As part of its overall strategy to manage the level of exposure to the risk of foreign currency exchange rate fluctuations, the Company attempts to hedge most of these Japanese yen denominated foreign currency exposures anticipated over the ensuing twelve-month period. At September 30, 2002, the Company had taken action to hedge approximately all of these Japanese yen denominated exposures. To hedge this exposure, the Company uses foreign exchange forward contracts that generally have maturities of nine months or less, which generally will be rolled over to provide continuing coverage throughout the year. The Company often closes foreign exchange sale contracts by purchasing an offsetting purchase contract. At September 30, 2002, the Company had contracts for the sale of $0.9 million of foreign currencies at fixed rates. There were no foreign currency purchase obligations at September 30, 2002.

Adoption of the Euro

The introduction of a European single currency, the Euro, was initially implemented as of January 1, 1999, and the transition period continued through January 1, 2002. As of September 30, 2002, the adoption of the Euro had not had a material effect on the Company's foreign exchange and hedging activities or the Company's use of derivative instruments. While the Company will continue to evaluate the impact of the Euro introduction over time, based on currently available information, management does not believe that the introduction of the Euro currency will have a material adverse impact on the Company's financial condition or overall trends in results of operations.

Additional Risk Factors

Cyclicality of Semiconductor and Nanotechnology Industries    The Company's business depends in significant part upon capital expenditures by manufacturers of semiconductors and nanotechnology components, including thin film head magnetic recording devices, which in turn depend upon the current and anticipated market demand for such devices and products utilizing such devices. The semiconductor industry historically has been highly cyclical and has experienced recurring periods of oversupply. This has, from time to time, resulted in significantly reduced demand for capital equipment including the systems manufactured and marketed by the Company. The semiconductor industry, which includes the semiconductor-packaging sector, is presently experiencing a severe downturn. The Company also believes that markets for new generations of semiconductors and semiconductor packaging will also be subject to similar fluctuations. The Company's business and operating results would be materially adversely affected by continued downturns or slowdowns in the semiconductor packaging market or by loss of market share. Accordingly, the Company can give no assurance that it will be able to achieve or maintain its current or prior level of sales.

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

Foreign integrated circuit manufacturers have a significant share of the worldwide market for certain types of integrated circuits for which the Company's systems are used. The Japanese stepper manufacturers are well established in the Japanese stepper market, and it is extremely difficult for non-Japanese lithography equipment companies to penetrate the Japanese stepper market. Although the Company has experienced recent success in the introduction of its Saturn Spectrum family of wafer steppers into the Japanese marketplace, to date the Company has not established itself as a major competitor in the Japanese equipment market and there can be no assurance that the Company will be able to achieve significant sales to Japanese manufacturers in the future.

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

Customer Concentration    Historically, the Company has sold a substantial portion of its systems to a limited number of customers. In 2001, no single customer accounted for 10% or more of the Company's net sales. In 2000, one customer accounted for approximately 10% of total net sales. For the nine months ended September 30, 2002, one customer accounted for approximately 27% of total net sales.

At September 30, 2002, three customers accounted for 25%, 14% and 10% of the Company's backlog, respectively. Cancellation, deferrals or rescheduling of orders by these customers would have a material adverse impact on the Company's future results of operations.

During the three months ended September 30, 2002 the Company experienced significant levels of order cancellations, delays and deferrals. In particular, the Company has removed from backlog a significant number of systems from a single customer because delivery may be deferred beyond one year. Company policy requires that orders with delivery dates beyond one year be excluded from reportable backlog.

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

On February 29, 2000, in the U.S. District Court of Virginia, the Company filed patent infringement lawsuits against Nikon, Canon and ASML. In April 2000, the Company reached a settlement with Nikon and in September 2001, the Company reached a settlement with Canon. The litigation against ASML is ongoing. On October 12, 2001, the Company was sued in the District Court in Massachusetts for alleged infringement of certain patents owned by Silicon Valley Group, Inc. ("SVG"), a company recently acquired by ASML. The Company is in the process of defending against this claim and believes the claim is without merit.

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

International Sales    International net sales accounted for approximately 51% and 54% of total net sales for the years 2001 and 2000, respectively. For the nine months ended September 30, 2002, international net sales accounted for approximately 50% of total net sales, as compared with 53% for the comparable period in 2001. The Company anticipates that international sales, which typically have lower gross margins than domestic sales, principally due to increased competition and higher field service and support costs, will continue to account for a significant portion of total net sales. As a result, a significant portion of the Company's net sales will continue to be subject to certain risks, including dependence on outside sales representative organizations; unexpected changes in regulatory requirements; difficulty in satisfying existing regulatory requirements; exchange rate fluctuations; tariffs and other barriers; political and economic instability; difficulties in accounts receivable collections; natural disasters; difficulties in staffing and managing foreign subsidiary and branch operations; and potentially adverse tax consequences. Although the Company generally transacts its international sales in U.S. dollars, international sales expose the Company to a number of additional risk factors, including fluctuations in the value of local currencies relative to the U.S. dollar, which, in turn, impact the relative cost of ownership of the Company's products and may further impact the purchasing ability of its international customers. In Japan, however, the Company has direct sales operations and orders are often denominated in Japanese yen. This may subject the Company to a higher degree of risk from currency fluctuations. The Company attempts to mitigate this exposure through the use of foreign exchange contracts. The Company is also subject to the risks associated with the imposition of legislation and regulations relating to the import or export of semiconductors and nanotechnology products. The Company cannot predict whether changes to quotas, duties, taxes or other charges or restrictions, will be implemented by the United States, Japan or any other country upon the importation or exportation of the Company's products in the future. These factors, or the adoption of restrictive policies, may have a material adverse effect on the Company's business, financial condition and results of operations.

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

As of September 30, 2002, the Company had approximately 4.8 million stock options outstanding. Among other determinants, the market price of the Company's stock has a major bearing on the number of stock options outstanding that are included in the weighted-average shares used in determining the Company's net income (loss) per share. During periods of extreme volatility, the impact of higher stock prices can have a materially dilutive effect on the Company's net income (loss) per share (diluted). Additionally, options are excluded from the calculation of net income (loss) per share when the Company has a net loss or when the exercise price of the stock option is greater than the average market price of the Company's Common Stock, as the impact of the stock options would be anti-dilutive.

Terrorist Attacks and Threats, and Government Responses Thereto, May Negatively Impact All Aspects of Our Operations, Revenues, Costs and Stock Price.    Terrorist attacks in the United States and elsewhere, and government responses thereto, may disrupt our operations or those of our customers and suppliers and may affect the availability of materials needed to manufacture our products or the means to transport those materials to manufacturing facilities and finished products to customers. In addition, any of these events could increase volatility in the United States and world financial markets which may depress the price of the Company's Common Stock and may limit the capital resources available to the Company or its customers or suppliers, which could result in decreased orders from customers, less favorable financing terms from suppliers, and scarcity or increased costs of materials and components of our products. Any of these occurrences could have a significant impact on our operating results, revenues and costs and may result in increased volatility of the market price of our Common Stock.

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

Foreign Currency Risk Management

Foreign exchange contracts are used primarily by the Company to hedge the risk that unremitted Japanese yen denominated receipts from customers for actual or forecasted sales of equipment after receipt of customer purchase orders and the unremitted Japanese yen denominated payments to suppliers for actual or forecasted deliveries of raw material from Japan after issuance of Company purchase orders may be adversely affected by changes in foreign currency exchange rates. As part of its overall strategy to manage the level of exposure to the risk of foreign currency exchange rate fluctuations, the Company attempts to hedge most of these Japanese yen denominated foreign currency exposures anticipated over the ensuing twelve-month period. At September 30, 2002, the Company had taken action to hedge approximately all of these Japanese yen denominated exposures. To hedge this exposure, the Company uses foreign exchange contracts that generally have maturities of nine months or less, which generally will be rolled over to provide continuing coverage throughout the year. The Company often closes foreign exchange sale contracts by purchasing an offsetting purchase contract.

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

At September 30, 2002, the Company had contracts for the sale of $0.9 million of foreign currencies at fixed rates. There were no foreign currency purchase obligations at September 30, 2002. The Company had not deferred any gains or losses on foreign exchange contracts at September 30, 2002.

Item 4.    Controls and Procedures

Based on their evaluation, as of a date within 90 days of the filing of this Form 10-Q, the Company's Chief Executive Officer and Chief Financial Officer have concluded the Company's disclosure controls and procedures (as defined in Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934) are effective. There have been no significant changes in internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART 2:    OTHER INFORMATION

Item 1.	Legal Proceedings.
On February 29, 2000, in the U.S. District Court of Virginia, the Company filed patent infringement lawsuits against Nikon, Canon and ASML. In April 2000, the Company reached a settlement with Nikon and in September 2001, the Company reached a settlement with Canon. The litigation against ASML is ongoing. On October 12, 2001, the Company was sued in the District Court in Massachusetts for alleged infringement of certain patents owned by Silicon Valley Group, Inc. ("SVG"), a company recently acquired by ASML. The Company is in the process of defending against this claim and believes the claim is without merit.
Item 2.	Changes in Securities and Use of Proceeds.		None.
Item 3.	Defaults upon Senior Securities.		None.
Item 4.	Submission of Matters to a Vote of Security Holders.		None.
Item 5.	Other Information. On September 30, 2002, Ellery R. Buchanan, Senior Vice President of Marketing and Corporate Development, left the employment of the Company.
Item 6.	Exhibits and Reports on Form 8-K
(a) Exhibits
	10.3.4	1993 Stock Option/Stock Issuance Plan (Amended and Restated as of July 16, 2002).
	10.16	Brokerage Line of Credit Agreement with Donaldson, Lufkin & Jenrette, dated September 20, 2002.
	99.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)    Reports on Form 8-K
Current Reports on Form 8-K, dated August 23, 2002 and September 20, 2002, were filed during the quarter ended September 30, 2002, reporting updates to the Company's quarterly teleconference guidance. A Form 8-K was filed on August 13, 2002, containing certifications by the CEO and CFO. A Form 8-K was filed on September 5, 2002, announcing a restructuring by the Company.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ULTRATECH STEPPER, INC. (Registrant)

Date:	November 8, 2002	By:	/s/ BRUCE R. WRIGHT Bruce R. Wright Senior Vice President, Finance and Chief Financial Officer (Duly Authorized Officer and Principal Financial and Accounting Officer)

CERTIFICATIONS

I, Arthur Zafiropoulo, certify that:

1.
I have reviewed this quarterly report on Form 10-Q of Ultratech Stepper, Inc.;

2.
Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.
Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.
The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)
Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)
Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c)
Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a)
All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b)
Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.
The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 8, 2002

/s/ ARTHUR ZAFIROPOULO Arthur Zafiropoulo Chief Executive Officer

I, Bruce Wright, certify that:

1.
I have reviewed this quarterly report on Form 10-Q of Ultratech Stepper, Inc.;

2.
Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.
Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.
The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)
Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)
Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c)
Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a)
All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b)
Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.
The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 8, 2002

/s/ BRUCE WRIGHT Bruce Wright Chief Financial Officer

EXHIBIT INDEX

10.3.4	1993 Stock Option/Stock Issuance Plan (Amended and Restated as of July 16, 2002).
10.16	Brokerage Line of Credit Agreement with Donaldson, Lufkin & Jenrette, dated September 20, 2002.
99.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

QuickLinks

ULTRATECH STEPPER, INC. INDEX
  PART 1. FINANCIAL INFORMATION
  Item 1. Condensed Consolidated Financial Statements
ULTRATECH STEPPER, INC. CONDENSED CONSOLIDATED BALANCE SHEETS
ULTRATECH STEPPER, INC. CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
ULTRATECH STEPPER, INC. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
Ultratech Stepper, Inc. Notes to Condensed Consolidated Financial Statements (Unaudited) September 30, 2002
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
CERTIFICATIONS
EXHIBIT INDEX