Form 10-K
period 2002-12-31
ULTRATECH STEPPER INC
filed 2003-03-27
CIK 909791

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

        (Mark one)

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Fiscal Year Ended December 31, 2002

Or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from                              to

Commission File Number: 0-22248

ULTRATECH STEPPER, INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation ororganization)	94-3169580 (I.R.S. Employer Identification No.)
3050 Zanker Road San Jose, California (Address of principal executive offices)	95134 (Zip Code)

(408) 321-8835
(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:
 None

Securities registered pursuant to Section 12(g) of the Act:
 Common Stock, $0.001 Par Value Per Share;
Preferred Stock Purchase Rights

        Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

        Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes ☒    No ☐

        The aggregate market value of voting stock held by non-affiliates of the Registrant, as of June 28, 2002, was approximately $248,470,000 (based upon the closing price for shares of the Registrant's Common Stock as reported by the Nasdaq National Market on that date, the last trading date of the Registrant's most recently completed second quarter). Shares of Common Stock held by each officer, director and holder of 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes. As of March 17, 2003, the Registrant had 22,744,794 shares of Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's Proxy Statement for the Annual Meeting of Stockholders to be held on June 5, 2003 are incorporated by reference into Part III of this Annual Report on Form 10-K.

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

The Company

        Ultratech Stepper, Inc. ("Ultratech" or the "Company") develops, manufactures and markets photolithography equipment designed to reduce the cost of ownership for manufacturers of integrated circuits, including advanced packaging processes and various nanotechnology components, including thin film head magnetic recording devices ("thin film heads" or "TFHs"). The Company supplies step-and-repeat systems based on one-to-one ("1X") technology to customers located throughout North America, Europe, Japan and the rest of Asia. Ultratech believes that its 1X steppers offer cost and certain performance advantages, as compared with competitors' reduction steppers, to semiconductor device manufacturers for applications involving line geometries of 0.75 microns or greater ("non-critical feature sizes") and to nanotechnology manufacturers. The Company's 1X steppers do not currently address applications involving line geometries of less than 0.75 microns ("critical feature sizes"). Advanced packaging for integrated circuits, specifically bump or wafer level CSP techniques, require lithography steps in the fabrication process. Ultratech continues to enhance its product offerings for bump and wafer level chip scale packaging ("CSP") processing with the introduction of an improved version of the Company's flagship bump lithography tool, the Saturn Spectrum 3e. Additionally, the Company has developed the Saturn Spectrum 300e2 in order to broaden its advanced packaging market base into 300mm packaging activities. The Company's 1X steppers are also used as replacements for scanners in existing fabrication facilities to enable semiconductor manufacturers to extend the useful life and increase the capabilities of their facilities. In addition, the Company's steppers are used to manufacture high volume, low cost semiconductors used in a variety of applications such as telecommunications, automotive control systems, power systems and consumer electronics. Ultratech also supplies 1X photolithography systems to thin film head manufacturers and believes that its steppers offer advantages over certain competitive reduction lithography tools with respect to field size, throughput, specialized substrate handling and cost. Additionally, the Company supplies 1X photolithography equipment to various other nanotechnology markets, where certain technical features, such as high resolution at g-line wavelengths and depth of focus, may offer advantages over competing tools. Ultratech has developed and commenced shipment of the model 1600DSA stepper, with specific design modifications to address the unique requirements of the nanotechnology market, including dual-side wafer processing capability.

        The Company's products and markets are more fully described below.

Background

        The fabrication of devices such as integrated circuits ("semiconductors" or "ICs") requires a large number of complex processing steps, including deposition, photolithography and etching. Deposition is a process in which a layer of either electrically insulating or electrically conductive material is deposited on the surface of a wafer. The photolithography imaging process imprints device features on a light sensitive polymer photoresist. After development of the photoresist, etching selectively removes material from areas not covered by the imprinted pattern.

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

        The two principal types of steppers currently in use by the semiconductor industry are reduction steppers, which are the most widely used steppers, and 1X steppers. Reduction steppers, which typically have reduction ratios of four or five-to-one, are tools in which the photomask pattern containing the design is typically four or five times larger than the device pattern that is to be exposed on the wafer surface. Additionally, step-and-scan systems address device sizes of .35 micron and below. In contrast to steppers, which expose the entire field in a single exposure, step-and-scan systems scan a narrow slit of imagery across a field and repeat this operation over multiple fields to expose the entire wafer.

        The principal advantage of reduction steppers and step-and-scan systems is that they may be used in manufacturing steps requiring critical feature sizes and are therefore necessary for manufacturing advanced ICs. 1X steppers, on the other hand, are tools in which the photomask containing the design is the same size as the device pattern that is exposed on the wafer surface. Current 1X steppers, unlike most current reduction steppers, are based on different technology which incorporates both reflective and refractive elements in its optical lens imaging system that, although highly sophisticated in design, is much simpler than a current reduction stepper's lens imaging system which incorporates only refractive elements. As a result, current 1X steppers are generally less expensive than the current reduction steppers required for critical feature sizes. Because of their optical design, 1X steppers typically are also able to deliver greater exposure energy to the wafer surface, which may result in higher throughput than is achievable with certain reduction steppers. However, 1X steppers are currently limited to use in manufacturing steps involving non-critical feature sizes. Accordingly, the Company believes that sales of these systems are highly dependent upon capacity expansions by its current 1X customers, or by customers making the transition to bumped chips, which employ a different means of electrically connecting the chip to the outside world.

        In the past, manufacturers of ICs and similar devices purchased capital equipment based principally on technological capabilities. In view of the significant capital expenditures required to construct, equip and maintain fabrication facilities, relatively short product cycles and manufacturers' increasing concern for overall fabrication costs, the Company believes that manufacturers of ICs and bumped wafers increasingly are focusing on reducing their total cost to manufacture a device. A major component of this cost is the cost of ownership of the equipment used for a particular application in a fabrication facility. Cost of ownership is measured in terms of the costs associated with the acquisition of equipment, as well as factors such as throughput, yield, up-time, service, labor overhead, maintenance, and various other costs of owning and using the equipment. With increasing importance being placed upon a system's overall cost of ownership, in many cases the system with the most technologically advanced capabilities will not necessarily be the manufacturing system of choice. As part of the focus on cost reduction, the Company believes that device manufacturers are attempting to extend the useful life and enhance the production capabilities of fabrication facilities by selecting equipment that can replace existing tools while offering better performance in a cost-effective manner.

Products

        The Company currently offers three different series of 1X systems for use in the semiconductor fabrication process: the model 1500 Series, which addresses the markets for scanner replacement, high volume/low cost semiconductor fabrication and R&D packaging activities; the Saturn Wafer Stepper® Family, which addresses the market for mix-and-match in advanced semiconductor fabrication and bump processing for flip chips; and the Titan Wafer Stepper®, which addresses the markets for scanner replacement and high volume/low cost semiconductor fabrication. These steppers currently offer feature size capabilities ranging from 2.0 microns to 0.75 microns and typically range in price from $900,000 to $3.6 million per system. The model 1500 Series and the Titan Wafer Stepper offer g- and h-line illumination specifications. The Saturn Wafer Stepper Family features an i-line illumination specification that is designed to make them compatible with advanced i-line reduction steppers. In bump processing, the Company offers its Saturn Spectrum 3, Saturn Spectrum 3e, and the Saturn Spectrum 300e2. The Saturn Spectrum 3e was developed for high volume bump and wafer level CSP manufacturing. The Saturn Spectrum 300e2 is the Company's flagship product offering to support 300mm bump manufacturing. All of these bump steppers provide broadband (g, h and i-line) exposure, and are used in conjunction with electroplating to produce a pattern of bumps, or metal connections, on the bond pads of the die for flip chip devices. This pattern can be placed in a tight array across the entire die, as opposed to the conventional method of wire bonding which is limited to the periphery of the die. This allows manufacturers to shrink the die size. The flip chip device can then be placed in a small outline package or directly on a printed circuit board. The Saturn and Titan wide-field systems have a unique D-shaped field that allows for a one-to-one field match with step-and-scan systems, or a two-to-one match with reduction steppers. The D-shaped field is designed to allow the semiconductor manufacturer to optimize overlay and throughput for its non-critical mix-and-match layers.

        The Company also offers photolithography equipment for use in various nanotechnology markets. Nanotechnology manufacturing combines electronics with mechanics in small devices for detection and control of a wide variety of parameters. Examples include accelerometers used to activate air bags in automobiles, and membrane pressure sensors used in industrial control systems. These micro-machined devices are manufactured on silicon substrates using photolithography techniques similar to those used for manufacturing semiconductors and thin film head devices. In 2000, the Company introduced and began shipping its 1600DSA stepper into the nanotechnology market, using a platform based on the 1500 Series steppers, incorporating Dual Side Alignment ("DSA") capability for applications requiring lithography on both sides of a wafer. The Company believes the 1600DSA stepper enhances the capabilities of the 1500 Series steppers by offering the first stepper with Dual Side Alignment capability, providing customers with a 1X stepper solution to this special processing requirement. Additionally, the Company believes that its 1500 Series steppers and the Saturn Wafer Stepper Family offer resolution and depth of focus advantages over alternative technologies to the manufacturers of nanotechnology components.

        The Company has introduced the model 1900 Series steppers, with enhanced capabilities directed at TFH backend, or rowbar processing applications. These steppers are used to expose the Air Bearing Surface (ABS) pattern on these rowbars.

        The Company also sells upgrades and refurbishments to systems in its installed base. These refurbished systems typically have a purchase price that is significantly lower than the purchase price for the Company's new systems.

        Basic features of the Company's current stepper systems are set forth below:

Product Line	Wavelength	Minimum Feature Size (microns)
1X Steppers:
Model 1500 Series/Star 100™	gh-line	0.8 - 1.0
Model 1900 Series	gh-line	1.0 - 2.0
1600DSA	gh-line	1.0 - 2.0
Saturn Wafer Stepper	i-line	0.75 - 1.0
Saturn Spectrum 3[e]	ghi-line	2.0
Saturn Spectrum 300e2	ghi-line	2.0
Titan Wafer Stepper	gh-line	0.75 - 1.4
Titan 300 Wafer Stepper	gh-line	1.0 - 1.4

        The Company also offers laser-based thermal annealing tools under the "Verdant" product name. The anneal process is used by the Semiconductor industry for a variety of process steps, including activation of implanted impurities, growth of oxides, formation of silicides and stabilization of copper grain structure. Common annealing tools, currently in use by manufacturers of semiconductor devices, are furnaces and rapid thermal annealing, or RTA, systems. The Company believes there is a need for tools that deliver annealing at higher temperatures for shorter periods of time and that its laser annealing tools may ultimately provide this capability to the industry. The near-term application of the Company's laser-based thermal annealing tools is anticipated to be in the area of implant activation. However, the Company is also researching the use of these tools for other annealing applications.

        Currently, the Company offers two laser annealing tools. The first tool is designed for use in research and development applications, with the objective of process optimization. The Company shipped and recorded revenue on two of these systems in 2002. The second tool is targeted for pilot production. As of March 17, 2003, the Company has received orders for two of these pilot tools.

Research, Development and Engineering

        The semiconductor and nanotechnology (which includes thin film heads) industries are subject to rapid technological change and new product introductions and enhancements. The Company believes that continued and timely development and introduction of new and enhanced systems is essential for the Company to maintain its competitive position. The Company has made a substantial investment in the research and development of its core optical technology, which the Company believes is critical to its financial results. The Company intends to continue to develop its technology and to develop innovative products and product features to meet customer demands. Current engineering projects include: the continued research and development and process insertion for the Company's laser thermal processing technologies; continued development of the Company's 1X optical products, including the Company's 300mm tool for bump processing; and development of more flexible optical systems. Other research and development efforts are currently focused on reliability improvement; manufacturing cost reduction; and performance enhancement and development of new features for existing systems, both for inclusion in the Company's systems and to meet specific customer order requirements. These research and development efforts are undertaken, principally, by the Company's research, development and engineering organizations and costs are generally expensed as incurred. Other operating groups within the Company support the Company's research, development and engineering efforts, and the associated costs are charged to these organizations as incurred. The Company also has programs devoted to the development of new photolithography systems, including new generations of photolithography systems for existing and new markets, enhancements and extensions of existing photolithography systems for existing and new markets, and custom engineering for specific customers.

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

        The Company has historically devoted a significant portion of its financial resources to research and development programs and expects to continue to allocate significant resources to these efforts in the future. As of December 31, 2002, the Company had approximately 55 full-time employees engaged in research, development, and engineering. For 2002, 2001 and 2000, total research, development, and engineering expenses were approximately $23.5 million, $25.8 million and $26.8 million, respectively, and represented 34.3%, 19.7% and 18.3% of the Company's net sales, respectively.

Sales and Service

        The Company markets and sells its products in North America, Europe, Japan and Taiwan principally through its direct sales organization. The Company sells its products in the Asia/Pacific region, excluding Japan and Taiwan, primarily through independent sales organizations.

        Ultratech's service personnel are based throughout the United States, Europe, Japan and the rest of Asia. The Company currently has two sales and service offices in the United States outside of California; and seven sales and/or service offices in the United Kingdom, Germany, France, Japan, Korea, Taiwan and Singapore. Additionally, the Company maintains personnel in Thailand and the Philippines, and uses third-party providers in Hong Kong and Malaysia, to service equipment and support customers in such locations. As part of its customer service, the Company maintains an on-line computerized network of its parts inventory in the United States, Europe, Japan and Taiwan.

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

        The Company supports its customers with field service, applications, technical service engineers and training programs. The Company provides its customers with comprehensive support and service before, during and after delivery of its systems. To support the sales process and to enhance customer relationships, the Company works closely with prospective customers to develop hardware, software and applications test specifications and benchmarks, and often designs customized applications to enable prospective customers to evaluate the Company's equipment for their specific needs. Prior to shipment, Ultratech's support personnel typically assist the customer in site preparation and inspection, and typically provide customers with training at the Company's facilities or at the customer's location. The Company currently offers to its customers various courses of instruction on the Company's systems, including instructions in system hardware, software and applications tools for optimizing the Company's systems. The Company's customer training program also includes instructions in the maintenance of the

Company's systems. The Company's field support personnel work with the customers' employees to install the system and demonstrate system readiness. Technical support is also available through on-site Company personnel.

        In general, the Company warrants its new systems against defects in design, materials and workmanship for one year. The Company offers its customers additional support after the warranty period in the form of applications and maintenance contracts for specified time periods. Service contracts include various options such as priority response, planned preventive maintenance, scheduled one-on-one training, daily on-site support, and monthly system and performance analysis.

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

        The Company's manufacturing activities consist of assembling and testing components and subassemblies, which are then integrated into finished systems. The Company relies on a limited number of outside suppliers and subcontractors to manufacture certain components and subassemblies. This strategy enables the Company to maximize its manufacturing capacity. The Company orders one of the most critical components of its technology, the glass for its 1X lenses, from suppliers on purchase orders. The Company designs the 1X lenses and provides the lens specifications to other suppliers that grind the lens elements. The Company then assembles and tests the optical 1X lenses in its metrology laboratory. The Company has recorded the critical parameters of each of its optical lenses sold since 1982, and believes that such information enables it to supply lenses to its customers that match the characteristics of its customers' existing lenses.

        In addition to glass, the Company procures many of its other critical systems' components, subassemblies and services from single outside suppliers or a limited group of outside suppliers in order to ensure overall quality and timeliness of delivery. Many of these components and subassemblies have significant production lead times. To date, the Company has been able to obtain adequate services and supplies of components and subassemblies for its systems in a timely manner. However, disruption or termination of certain of these sources could result in a significant adverse impact on the Company's ability to manufacture its systems. This, in turn, would have a material adverse effect on the Company's business, financial condition and results of operations. The Company's reliance on sole or a limited group of suppliers and the Company's increasing reliance on subcontractors involve several risks, including a potential inability to obtain an adequate supply of required components due to the suppliers' failure or inability to provide such components in a timely manner, or at all, and reduced control over pricing and timely delivery of components. Although the timeliness, yield and quality of deliveries to date from the Company's subcontractors have been acceptable, manufacture of certain of these components and subassemblies is an extremely complex process, and long lead-times are required. Any inability to obtain adequate deliveries or any other circumstance that would require the Company to seek alternative sources of supply or to manufacture such components internally could delay the Company's ability to ship its products, which could damage relationships with current and prospective customers and have a material adverse effect on the Company's business, financial condition and results of operations.

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

        ASML, Canon and Nikon have each introduced an i-line step-and-scan system as a lower cost alternative to the deep ultra-violet (DUV) step-and-scan system for use on the less critical layers. These systems compete with wide-field steppers, such as the Company's Saturn and Titan steppers, for advanced mix-and-match applications. In addition, the Company believes that the high cost of developing new lithography tools has increasingly caused its competitors to collaborate with customers and other parties in various areas such as research and development, manufacturing and marketing, or to acquire other competitors, thereby resulting in a combined competitive threat with significantly enhanced financial, technical and other resources. The Company expects its competitors to continue to improve the performance of their current products and to introduce new products with improved price and performance characteristics that will also compete directly with the Company's products. This could cause a decline in sales or loss of market acceptance of the Company's steppers, and thereby materially adversely affect the Company's business, financial condition and results of operations. There can be no assurance that enhancements to, or future generations of, competing products will not be developed that offer superior cost of ownership and technical performance features. The Company believes that to be competitive, it will require significant financial resources in order to continue to invest in new product development, features and enhancements, to introduce next generation stepper systems on a timely basis, and to maintain customer service and support centers worldwide. In marketing its products, the Company may also face competition from vendors employing other technologies. In addition, increased competitive pressure has led to intensified price-based competition in certain of the Company's markets, resulting in lower prices and margins. Should these competitive trends continue, the Company's business, financial condition and operating results would continue to be materially adversely affected. There can be no assurance that the Company will be able to compete successfully in the future.

        With respect to the Company's laser annealing technologies, marketed under the Verdant product name, the primary competition comes from RTA, which is the current manufacturing technology. RTA does not limit semiconductor device manufacturers from scaling their transistors to obtain improved performance. However, improved annealing technology results in faster transistors for a given size. RTA manufacturers recognize the need to reduce thermal cycle times and are working toward this goal. Several companies have published papers on their prototype annealing tools that incorporate flash lamp technology in order to reduce annealing times and increase anneal temperatures. The Company believes these tools are presently in the development phase. Additionally, competition to the Verdant products may come from other laser annealing tools, including those presently being used by the flat panel display industry to re-crystallize silicon. Manufacturers of these tools may try to extend the use of their technologies to semiconductor device applications. In July 2000, the Company licensed its then existing laser annealing technology, with reservations, to a manufacturer of semiconductor equipment. The Company presently anticipates this company will offer laser annealing tools to the semiconductor industry that will compete with the Company's offerings.

        Foreign integrated circuit manufacturers have a significant share of the worldwide market for certain types of integrated circuits for which the Company's systems are used. The Japanese stepper manufacturers are well established in the Japanese stepper market, and it is extremely difficult for non-Japanese lithography equipment companies to penetrate this market. Although the Company has experienced recent success in the introduction of its Saturn Spectrum family of wafer steppers into the Japanese marketplace, to date the Company has not established itself as a major competitor in the Japanese equipment market and there can be no assurance that the Company will be able to achieve significant sales to Japanese manufacturers in the future.

Intellectual Property Rights

        Although the Company attempts to protect its intellectual property rights through patents, copyrights, trade secrets and other measures, it believes that any success will depend more upon the innovation, technological expertise and marketing abilities of its employees. Nevertheless, the Company has a policy of seeking patents when appropriate on inventions resulting from its ongoing research and development and manufacturing activities. The Company owns various United States and foreign patents, which expire on dates ranging from March 2004 to October 2020 and has various United States and foreign patent applications pending. The Company also has various registered trademarks and copyright registrations covering mainly software programs used in the operation of its stepper systems. The Company also relies upon trade secret protection for its confidential and proprietary information. There can be no assurance that the Company will be able to protect its technology adequately or that competitors will not be able to develop similar technology independently. There can be no assurance that any of the Company's pending patent applications will be issued or that U.S. or foreign intellectual property laws will protect the Company's intellectual property rights. In addition, litigation may be necessary to enforce the Company's patents, copyrights or other intellectual property rights, to protect the Company's trade secrets, to determine the validity and scope of the proprietary rights of others or to defend against claims of infringement. Such litigation could result in substantial costs and diversion of resources and could have a material adverse effect on the Company's business, financial condition and results of operations, regardless of the outcome of the litigation. Patents issued to the Company may be challenged, invalidated or circumvented and the rights granted thereunder may not provide competitive advantages to the Company. Furthermore, others may independently develop similar products, duplicate the Company's products or, if patents are issued to the Company, design around the patents issued to the Company. Additionally, the Company presently has several agreements in force to license certain of its technologies. Challenges to, or invalidation of, patents related to those technologies would expose the Company to the risk of forfeiture of revenues and further risk of damage claims.

        On February 29, 2000, in the U.S. District Court of Virginia, the Company filed patent infringement lawsuits against Nikon, Canon and ASML. In April 2000, the Company reached a settlement with Nikon and in September 2001, the Company reached a settlement with Canon. The patent litigation case against ASML is ongoing. The court has made a preliminary determination that ASML does not infringe the patent. The Company intends to appeal this preliminary determination of the court. On October 12, 2001, the Company was sued in the District Court in Massachusetts for alleged infringement of certain patents owned by Silicon Valley Group, Inc. ("SVG"), a company acquired by ASML. The Company is in the process of defending against this claim and believes the claim is without merit.

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

Customers, Applications and Markets

        The Company sells its systems to semiconductor, advanced packaging, thin film head and various other nanotechnology manufacturers located throughout North America, Europe, Japan, Taiwan and the rest of Asia. Semiconductor manufacturers have purchased the model 1500 Series steppers, the Saturn Wafer Stepper, the Saturn Spectrum 3e wafer stepper, the Saturn Spectrum 300e2 wafer stepper and the Titan Wafer Stepper for the fabrication and/or packaging of microprocessors, microcontrollers,

DRAMs, ASICs and other devices. Such systems are used in mix-and-match environments with other lithography tools, as replacements for scanners and contact printers, in start-up fabrication facilities, in packaging for ultrathin and flip chip applications and for high volume, low cost non-critical feature size semiconductor production. The Company believes that thin film head manufacturers have purchased the model 1900 Series steppers due to their throughput and overall cost of ownership. The Company believes that manufacturers of nanotechnology devices have purchased the model 1500 Series steppers, the 1600DSA and Saturn and Titan wafer stepper families because of their high throughput and flexible field size advantages along with their cost-effective, submicron imaging capabilities.

        Historically, the Company has sold a substantial portion of its systems to a limited number of customers. In 2002, Intel Corporation accounted for 19% and Sumitomo Chemical Company, Ltd. accounted for 10% of the Company's net sales. In 2001, no single customer accounted for 10% or more of the Company's net sales. In 2000, Royal Philips Electronics N.V. accounted for 10% of the Company's net sales.

        On a market application basis, sales to semiconductor packaging customers accounted for approximately 53% of system revenue for the year ended December 31, 2002, as compared to 32% and 26% for the years ended December 31, 2001 and 2000, respectively. The Company's future results of operations and financial position would be materially adversely impacted by further downturns in this market segment, or by loss of market share.

        At December 31, 2002, one customer accounted for 41% of the Company's system backlog. Cancellation, deferrals or rescheduling of orders by this customer would have a material adverse impact on the Company's future results of operations.

        The Company presently expects that net sales for the quarter ending March 31, 2003 will be flat to slightly higher than net sales in the comparable period in 2002. The Company anticipates that it will experience operating and net losses for the three-month period ending March 31, 2003. The Company believes that gross margin for the quarter ending March 31, 2003 will be flat, as compared to the comparable period in 2002. Should further erosion to the Company's business occur, the Company might incur a higher risk of inventory obsolescence and excess purchase commitments, which would materially adversely impact results of operations. Additionally, increased price-based competition may continue to contribute to further erosion of gross margin.

        During 2002, the Company experienced significant levels of order cancellations, delays and deferrals. In particular, the Company has removed from backlog a significant number of systems from a single customer because delivery may be deferred beyond one year. Company policy requires that orders with delivery dates beyond one year be excluded from reportable backlog.

        The Company expects that sales to a relatively few customers will continue to account for a high percentage of its net sales in the foreseeable future and believes that the Company's financial results depend in significant part upon the success of these major customers and the Company's ability to meet their future capital equipment needs. Although the composition of the group comprising the Company's largest customers may vary from period to period, the loss of a significant customer or any reduction in orders by any significant customer, including reductions due to market, economic or competitive conditions in the semiconductor, semiconductor packaging or nanotechnology industries or in the industries that manufacture products utilizing integrated circuits, thin film heads or other nanotechnology components, may have a material adverse effect on the Company's business, financial condition and results of operations. The Company's ability to maintain or increase its sales in the future depends, in part, on its ability to obtain orders from new customers as well as the financial condition and success of its existing customers, the semiconductor and nanotechnology industries and the economy in general.

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

Backlog

        The Company schedules production of its systems based upon order backlog, informal customer commitments and general economic forecasts for its targeted markets. The Company includes in its backlog all customer orders for its systems for which it has accepted purchase orders and assigned shipment dates within one year, as well as all orders for service, spare parts and upgrades. All orders are subject to cancellation or rescheduling by the customer with limited or no penalties. Because of changes in system delivery schedules, cancellations of orders and potential delays in system shipments, the Company's backlog at any particular date may not necessarily be representative of actual sales for any succeeding period. As of December 31, 2002 and 2001, the Company's backlog was approximately $50.4 million and $58.4 million, respectively, including $10.5 million and $6.0 million, respectively, of products shipped but not yet installed and accepted.

        The Company believes that demand for semiconductors and semiconductor equipment is currently experiencing a severe downturn. As a result, the Company may continue to experience lower order booking rates in the near term and may experience an increased incidence of order deferrals, rescheduling and cancellations. Fewer net bookings would result in lower net sales and gross margin, which would materially adversely impact the Company's business and results of operations.

Employees

        At December 31, 2002, the Company had approximately 299 full-time employees, including 55 engaged in research, development, and engineering, 34 in sales and marketing, 93 in customer service and support, 69 in manufacturing and 48 in general administration and finance. The Company believes any future success, should it occur, would depend, in large part, on its ability to attract and retain highly skilled employees. None of the employees of the Company is covered by a collective bargaining agreement. The Company considers its relationships with its employees to be good.

Additional Risk Factors

        In addition to risks described in the foregoing discussions under "Business," including but not limited to those under "Products," "Research, Development and Engineering," "Sales and Service," "Manufacturing," "Competition," "Intellectual Property Rights," "Environmental Regulations," "Customers, Applications and Markets," "Backlog," and "Employees," the following risks apply to the Company and its business:

        Cyclicality of Semiconductor, Semiconductor Packaging and Thin Film Head Industries     The Company's business depends in significant part upon capital expenditures by manufacturers of semiconductors, bumped semiconductors and nanotechnology components, including thin film head magnetic recording devices, which in turn depend upon the current and anticipated market demand for such devices and products utilizing such devices. The semiconductor industry historically has been highly cyclical and has experienced recurring periods of oversupply. This has, from time to time, resulted in significantly reduced demand for capital equipment including the systems manufactured and marketed by the Company. The semiconductor industry, which includes the semiconductor-packaging sector, is presently experiencing a severe downturn. The Company also believes that markets for new generations of semiconductors and semiconductor packaging will also be subject to similar fluctuations. The Company's business and operating results would be materially adversely affected by continued downturns or slowdowns in the semiconductor packaging market or by loss of market share. Accordingly, the Company can give no assurance that it will be able to achieve or maintain its current or prior level of sales.

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

        During 2002, 2001 and 2000, approximately 20%, 33% and 18%, respectively, of the Company's net sales were derived from sales to nanotechnology manufacturers, including micro systems, TFH and optical networking device manufacturers.

        Development of New Product Lines; Expansion of Operations    Currently, the Company is devoting significant resources to the development, introduction and commercialization of its Verdant laser thermal processing systems and to enhancements of its Saturn Spectrum 3e and Saturn Spectrum 300e2 wafer steppers and related platforms. The Company intends to continue to develop these products and technologies during 2003, and will continue to incur significant operating expenses in the areas of research, development and engineering, manufacturing and general and administrative costs in order to further develop, produce and support these new products. Additionally, gross profit margins and inventory levels may be further adversely impacted in the future by costs associated with the initial production of its Verdant laser thermal processing systems and by future generations of its 1X lithography systems. These costs include, but are not limited to, additional manufacturing overhead, additional inventory write-offs, costs of demonstration systems and facilities, costs associated with managing multiple sites and the establishment of additional after-sales support organizations. Additionally, there can be no assurance that operating expenses will not increase, relative to sales, as a result of adding additional marketing and administrative personnel, among other costs, to support the Company's new products. If the Company is unable to achieve significantly increased net sales or if its sales fall below expectations, the Company's operating results will be materially adversely affected.

        The Company's ability to commercialize its laser annealing, or laser thermal processing technologies, depends on its ability to demonstrate a manufacturing-worthy tool. The Company does not presently have in-house capability to fabricate devices. As a result, the Company must rely on partnering with companies to develop the anneal process. The development of new process technologies is largely dependant upon the Company's ability to interest potential customers in working on joint process development. The Company's ability to deliver timely solutions is also limited by wafer turnaround at the potential customer's fabrication facility.

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

        Sole or Limited Sources of Supply    The Company relies heavily on outside suppliers and subcontractors to manufacture certain components and subassemblies in an attempt to maximize the Company's available manufacturing capacity. The Company orders one of the most critical components of its technology, the glass for its 1X lenses, from suppliers on purchase orders. The Company designs the 1X lenses and provides the lens specifications to other suppliers that grind the lens elements. The Company then assembles and tests the optical 1X lenses in its metrology laboratory. The Company has recorded the critical parameters of each of its optical lenses sold since 1982, and believes that such information enables it to supply lenses to its customers that match the characteristics of its customers' existing lenses.

        In addition to glass, the Company procures many of its other critical systems' components, subassemblies and services from single outside suppliers or a limited group of outside suppliers in order to ensure overall quality and timeliness of delivery. Many of these components and subassemblies have significant production lead times. To date, the Company has been able to obtain adequate services and supplies of components and subassemblies for its systems in a timely manner. However, disruption or termination of certain of these sources could result in a significant adverse impact on the Company's ability to manufacture its systems. This, in turn, would have a material adverse effect on the Company's business, financial condition and results of operations. The Company's reliance on sole or a limited group of suppliers and the Company's increasing reliance on subcontractors involve several risks, including a potential inability to obtain an adequate supply of required components due to the suppliers' failure or inability to provide such components in a timely manner, or at all, and reduced control over pricing. Although the timeliness, yield and quality of deliveries to date from the Company's subcontractors have been acceptable, manufacture of certain of these components and subassemblies is an extremely complex process, and long lead-times are required. Any inability to obtain adequate deliveries or any other circumstance that would require the Company to seek alternative sources of supply or to manufacture such components internally could delay the Company's ability to ship its products, which could damage relationships with current and prospective customers and have a material adverse effect on the Company's business, financial condition and results of operations.

        International Sales    International net sales accounted for approximately 48%, 51% and 54% of total net sales for the years 2002, 2001 and 2000, respectively. The Company anticipates that international sales, which typically have lower gross margins than domestic sales, principally due to increased competition and higher field service and support costs, will continue to account for a significant portion of total net sales. As a result, a significant portion of the Company's net sales will continue to be subject to certain risks, including dependence on outside sales representative organizations; unexpected changes in regulatory requirements; difficulty in satisfying existing regulatory requirements; exchange rate fluctuations; tariffs and other barriers; political and economic instability; difficulties in accounts receivable collections; natural disasters; difficulties in staffing and managing foreign subsidiary and branch operations; and potentially adverse tax consequences. Although the Company generally transacts its international sales in U.S. dollars, international sales expose the Company to a number of additional risk factors, including fluctuations in the value of local currencies relative to the U.S. dollar, which, in turn, impact the relative cost of ownership of the Company's products and may further impact the purchasing ability of its international customers. However, in Japan, the Company has direct sales operations and orders are often denominated in Japanese yen. This may subject the Company to a higher degree of risk from currency fluctuations. The Company attempts to mitigate this exposure through the use of foreign exchange contracts. The Company is also subject to the risks associated with the imposition of legislation and regulations relating to the import or export of semiconductors and nanotechnology products. The Company cannot predict whether the United States, Japan or any other country will implement changes to quotas, duties, taxes or other charges or restrictions upon the importation or exportation of the Company's products. These factors, or the adoption of restrictive policies, may have a material adverse effect on the Company's business, financial condition and results of operations.

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

        Changes to Financial Accounting Standards May Affect the Company's Reported Results of Operations    The Company prepares its financial statements to conform with generally accepted accounting principles, or GAAP. These principles are subject to interpretation by the American Institute of Certified Public Accountants, the SEC and various bodies formed to interpret and create appropriate accounting policies. A change in those policies can have a significant effect on the Company's reported results and may affect its reporting of transactions completed before a change is announced.

        Accounting policies affecting many other aspects of our business, including rules relating to employee stock options, restructurings, asset disposals, intangible assets, derivatives, financial instruments, revenue recognition, in-process research and development charges, have recently been revised or are under review. Changes to those rules or the questioning of current practices may have a material adverse effect on the Company's reported financial results or on the way it conducts business. In addition, the Company's preparation of financial statements in accordance with GAAP requires that it make estimates and assumptions that affect the recorded amounts of assets and liabilities, disclosure of those assets and liabilities at the date of the financial statements and the recorded amounts of expenses during the reporting period. A change in the facts and circumstances surrounding those estimates could result in a change to the Company's estimates and could impact its future operating results.

        In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 (SAB 101), entitled "Revenue Recognition in Financial Statements". Effective January 1, 2000, the Company changed its method of accounting for product sales to recognize such revenues when the contractual obligation for installation has been satisfied, or when installation is substantially complete, and customer acceptance provisions have lapsed, provided collection of the related receivable is probable. The cumulative effect of the change in accounting principle includes system revenue, cost of sales and certain expenses, including warranty and commission expenses, which were recognized when both installation and customer acceptance provisions were satisfied, subsequent to January 1, 2000. The cumulative effect of this change in accounting principle, $18.9 million (or $0.89 per share, basic and diluted), was reported as a charge to operations in the quarter ended March 31, 2000.

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

        Volatility of Stock Price and Dilutive Impact of Employee Stock Options    The Company believes that factors such as announcements of developments related to the Company's business, fluctuations in the Company's operating results, a shortfall in revenue or earnings, changes in analysts' expectations, general conditions in the semiconductor and nanotechnology industries or the worldwide or regional economies, sales of securities of the Company into the marketplace, an outbreak or escalation of hostilities, announcements of technological innovations or new products or enhancements by the

Company or its competitors, developments in patents or other intellectual property rights and developments in the Company's relationships with its customers and suppliers could cause the price of the Company's Common Stock to fluctuate, perhaps substantially. The market price of the Company's Common Stock may continue to experience significant fluctuations in the future, including fluctuations that may be unrelated to the Company's performance.

        As of March 3, 2003, the Company had approximately 5.2 million stock options outstanding. Among other determinants, the market price of the Company's stock has a major bearing on the number of stock options outstanding that are included in the weighted-average shares used in determining the Company's net income (loss) per share. During periods of extreme volatility, the impact of higher stock prices can have a materially dilutive effect on the Company's net income (loss) per share (diluted). Additionally, options are excluded from the calculation of net income (loss) per share when the Company has a net loss or when the exercise price of the stock option is greater than the average market price of the Company's Common Stock, as the impact of the stock options would be anti-dilutive.

        Terrorist Attacks and Threats, and Government Responses Thereto, May Negatively Impact All Aspects of Our Operations, Revenues, Costs and Stock Price    Terrorist attacks in the United States and elsewhere, and government responses thereto, may disrupt our operations or those of our customers and suppliers and may affect the availability of materials needed to manufacture our products or the means to transport those materials to manufacturing facilities and finished products to customers. In addition, any of these events could increase volatility in the United States and world financial markets which may depress the price of the Company's Common Stock and may limit the capital resources available to the Company or its customers or suppliers, which could result in decreased orders from customers, less favorable financing terms from suppliers, and scarcity or increased costs of materials and components of our products. Any of these occurrences could have a significant impact on our operating results, revenues and costs and may result in increased volatility of the market price of our Common Stock.

Information Available on Company Web-site

        The Company's web-site is located at www.ultratech.com. The Company makes available, free of charge, through its web-site, its annual report on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K (and amendments to those reports), as soon as reasonably practicable after such reports are filed with the SEC.

ITEM 2.    PROPERTIES

        The Company maintains its headquarters and manufacturing operations in San Jose, California in two leased facilities, totaling approximately 177,000 square feet, which contain general administration and finance, marketing and sales, customer service and support, manufacturing and research, development, and engineering. The leases for these facilities expire at various dates from March 2010 to January 2011. The Company also leases two sales and support offices in the United States in Woburn, Massachusetts and Austin, Texas under leases with terms expiring between 11 months and three years from December 31, 2002. The Company maintains offices outside the United States in Taiwan, the Philippines, Japan, Korea, France, Germany and the United Kingdom, with terms expiring between one month and thirteen years from December 31, 2002. The Company believes that its existing facilities will be adequate to meet its currently anticipated requirements and that suitable additional or substitute space will be available as needed.

ITEM 3.    LEGAL PROCEEDINGS

        On February 29, 2000, in the U.S. District Court of Virginia, the Company filed patent infringement lawsuits against Nikon, Canon and ASML. In April 2000, the Company reached a settlement with Nikon and in September 2001, the Company reached a settlement with Canon. The patent litigation case against ASML is ongoing. The court has made a preliminary determination that ASML does not infringe the patent. The Company intends to appeal this preliminary determination of the court. On October 12, 2001, the Company was sued in the District Court in Massachusetts for alleged infringement of certain patents owned by Silicon Valley Group, Inc. ("SVG"), a company acquired by ASML. The Company is in the process of defending against this claim and believes the claim is without merit.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        No matters were submitted to a vote of security holders during the fourth quarter ended December 31, 2002.

Executive Officers of the Registrant

        As of December 31, 2002, the executive officers of the Company, who are appointed by and serve at the discretion of the Board of Directors, were as follows:

Name	Age	Position with the Company
Arthur W. Zafiropoulo	63	Chairman of the Board of Directors, Chief Executive Officer and President
Bruce R. Wright	54	Senior Vice President, Finance, Chief Financial Officer and Secretary
John E. Denzel	43	Senior Vice President of Operations
Erik C. Smith	39	Senior Vice President of World-wide Sales

        Mr. Zafiropoulo founded the Company in September 1992 to acquire certain assets and liabilities of the Ultratech Stepper Division (the "Predecessor") of General Signal Technology Corporation ("General Signal") and, since March 1993, has served as Chief Executive Officer and Chairman of the Board. Additionally, Mr. Zafiropoulo served as President of the Company from March 1993 to March 1996 and from May 1997 until April 1999. Mr. Zafiropoulo resumed the position of President in April 2001. Between September 1990 and March 1993, he was President of the Predecessor. From February 1989 to September 1990, Mr. Zafiropoulo was President of General Signal's Semiconductor Equipment Group International, a semiconductor equipment company. From August 1980 to February 1989, Mr. Zafiropoulo was President and Chief Executive Officer of Drytek, Inc., a plasma dry-etch company that he founded in August 1980, and which was later sold to General Signal in 1986. From July 1987 to September 1989, Mr. Zafiropoulo was also President of Kayex, a semiconductor equipment manufacturer, which was a unit of General Signal. From July 2001 to July 2002, Mr. Zafiropoulo served as Vice Chairman of SEMI (Semiconductor Equipment and Materials International), an international trade association representing the semiconductor, flat panel display equipment and materials industry. From July 2002, Mr. Zafiropoulo has served as Chairman of SEMI; and Mr. Zafiropoulo has been on the Board of Directors of SEMI since July 1995. In addition, Mr. Zafiropoulo also serves on the Board of Directors of Advanced Energy Industries, Inc., a leading manufacturer of power conversion and control systems.

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

        Mr. Smith has served as Senior Vice President, Worldwide Sales since September 2001. From January 2000 to September 2001, Mr. Smith served as Vice President of Worldwide Sales. From March 1999 to December 1999, Mr. Smith served as Director of Marketing, and from August 1997 to February 1999, he served as Director of International Marketing. From June 1997 to July 1997, Mr. Smith was the Director of International Business Development. From July 1992 to May 1997, Mr. Smith served as Director of Operations for the Company's Japan and Korea offices.

PART II

ITEM 5.    MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

        The following table sets forth, for the periods indicated, the range of high and low sale prices of the Company's Common Stock, as reported by the National Association of Securities Dealers, Inc.'s Automated Quotation System:

Fiscal 2002—Fiscal Quarter Ended	March 31	June 30	September 30	December 31
Market Price: (1) High	$20.8700	$21.3900	$16.2300	$12.0100
Low	$13.7500	$13.3900	$7.8300	$6.3200
Fiscal 2001—Fiscal Quarter Ended	March 31	June 30	September 30	December 31
Market Price: (1) High	$39.3750	$35.0000	$26.5400	$17.8000
Low	$20.0000	$18.0300	$11.1500	$10.8000

        The Company's Common Stock is traded on the Nasdaq National Market® system under the symbol UTEK. The market prices per share represent the highest and lowest sale prices for the Company's Common Stock on the Nasdaq National Market during each fiscal quarter. As of March 17, 2003, the Company had approximately 346 stockholders of record.

        The Company's fiscal quarters in 2002 ended on March 30, 2002, June 29, 2002, September 28, 2002 and December 31, 2002, and the Company's fiscal quarters in 2001 ended on March 31, 2001, June 30, 2001, September 29, 2001 and December 31, 2001, respectively. For convenience of presentation, the Company's 2002 fiscal quarters have been shown as ending on March 31, 2002, June 30, 2002, September 30, 2002 and December 31, 2002, and the Company's 2001 fiscal quarters have been shown as ending on March 31, 2001, June 30, 2001, September 30, 2001 and December 31, 2001.

        The Company has not paid cash dividends on its Common Stock since inception, and its Board of Directors presently plans to reinvest the Company's earnings in its business. Accordingly, it is anticipated that no cash dividends will be paid to holders of Common Stock in the foreseeable future.

ITEM 6.    SELECTED FINANCIAL DATA

In thousands, except per share data	2002(d)	2001(c)	2000(b)	1999	1998(a)
Operations:
Net sales	$68,506	$130,680	$146,655	$113,123	$81,457
Gross profit (loss)	14,850	44,781	57,667	44,420	(1,319)
Gross profit (loss) as a percentage of net sales	22%	34%	39%	39%	(2)%
Operating income (loss)	$(36,506)	$(24,465)	$(11,171)	$(11,213)	$(70,426)
Income (loss) before income taxes (benefit) and cumulative effect of a change in accounting principle	(30,248)	(16,806)	12,159	(4,168)	(64,126)
Pre-tax income (loss) as a percentage of net sales	(44)%	(13)%	8%	(4)%	(79)%
Income taxes (benefit)	$(4,866)	$1,038	$2,433	$—	$(6,182)
Income (loss) before cumulative effect of a change in accounting principle	(25,382)	(17,844)	9,726	(4,168)	(57,944)
Cumulative effect on prior years of SAB 101 "Revenue Recognition in Financial Statements"	—	—	(18,883)	—	—
Net income (loss)	(25,382)	(17,844)	(9,157)	(4,168)	(57,944)
Income (loss) before cumulative effect of a change in accounting principle per share—basic	$(1.12)	$(0.81)	$0.46	$(0.20)	$(2.76)
Cumulative effect on prior years of SAB 101 "Revenue Recognition in Financial Statements" per share—basic	$0.00	$0.00	$(0.89)	$0.00	$0.00
Net income (loss) per share—basic	$(1.12)	$(0.81)	$(0.43)	$(0.20)	$(2.76)
Number of shares used in per share computation—basic	22,586	22,143	21,236	21,279	20,958
Income (loss) before cumulative effect of a change in accounting principle per share—diluted	$(1.12)	$(0.81)	$0.46	$(0.20)	$(2.76)
Cumulative effect on prior years of SAB 101 "Revenue Recognition in Financial Statements" per share—diluted	$0.00	$0.00	$(0.89)	$0.00	$0.00
Net income (loss) per share—diluted	$(1.12)	$(0.81)	$(0.43)	$(0.20)	$(2.76)
Number of shares used in per share computation—diluted	22,586	22,143	21,236	21,279	20,958
Balance sheet:
Cash, cash equivalents and short-term investments	$157,529	$169,154	$163,681	$143,544	$146,107
Working capital	152,160	162,826	151,434	163,601	166,417
Total assets	222,366	243,419	264,069	236,808	245,935
Long-term obligations, less current portion	—	—	—	—	—
Stockholders' equity	171,754	195,281	194,257	204,214	210,151
Other data:
Return on average equity	(14)%	(9)%	(5)%	(2)%	(24)%
Book value per common share outstanding	$7.59	$8.70	$9.13	$9.55	$9.96
Current ratio	4.29	4.39	3.18	6.06	5.81
Long term debt to equity ratio	0.00	0.00	0.00	0.00	0.00
Capital expenditures	$4,800	$5,389	$18,439	$6,948	$9,510
Income tax (benefit) as percentage of pre-tax income (loss)	16%	(6)%	N/C	0%	10%

Quarterly Data

Unaudited, in thousands, except per share data	1st	2nd	3rd	4th
2002 (f)
Net sales	$19,785	$20,709	$7,290	$20,722
Gross profit (loss)	7,932	7,342	(7,734)	7,310
Operating loss	(4,072)	(4,480)	(23,967)	(3,987)
Net loss	(2,422)	(1,659)	(18,867)	(2,434)
Net loss per share—basic	$(0.11)	$(0.07)	$(0.83)	$(0.11)
Number of shares used in per share computation—basic	22,485	22,574	22,609	22,626
Net loss per share—diluted	$(0.11)	$(0.07)	$(0.83)	$(0.11)
Number of shares used in per share computation—diluted	22,485	22,574	22,609	22,626
2001 (e)
Net sales	$44,165	$40,659	$24,349	$21,507
Gross profit (loss)	21,173	17,643	(2,556)	8,521
Operating income (loss)	4,146	3,155	(27,680)	(4,086)
Net income (loss)	5,644	4,955	(26,025)	(2,418)
Net income (loss) per share—basic	$0.26	$0.22	$(1.17)	$(0.11)
Number of shares used in per share computation—basic	21,715	22,118	22,296	22,443
Net income (loss) per share—diluted	$0.25	$0.22	$(1.17)	$(0.11)
Number of shares used in per share computation—diluted	22,961	22,919	22,296	22,443

(a)
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

(b)
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

(c)
Operating income (loss) in 2001 includes third and fourth quarter charges of $10,993,000 and $77,000, respectively, or $0.50 per share—basic and diluted, related to cost of discontinued products, and $11,988,000 and $290,000, respectively, or $0.55 per share—basic and diluted, related to restructure of operations.

(d)
Operating income (loss) in 2002 includes third and fourth quarter charges of: $5,733,000 and ($428,000), respectively, or $0.23 per share—basic and diluted, related to cost of inventory writedown; $2,169,00 and ($744,000), respectively, or $0.06 per share—basic and diluted, related to cost of discontinued products; and $4,297,000 and ($207,000), or $0.18 per share—basic and diluted, related to restructure of operations.

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

        Certain of the statements contained in this report may be considered forward-looking statements under Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that involve risks and uncertainties, such as cyclicality in the nanotechnology and semiconductor industries, delays, deferrals and cancellations of orders by customers, customer concentration, dependence on new product introductions and commercial success of any new products, integration and development of the Verdant operations, pricing pressures, competition, lengthy sales cycles for the Company's systems, ability to volume produce systems and meet customer requirements, the mix of products sold, sole or limited sources of supply, international sales, manufacturing inefficiencies and absorption levels, risks associated with introducing new technologies, inventory obsolescence, economic and political conditions worldwide, delays in collecting accounts receivable, extended payment terms, changes in technologies, and any adverse effects of worldwide terrorist attacks on the economy in general or our business in particular.

        Due to these and additional factors, certain statements, historical results and percentage relationships discussed below are not necessarily indicative of the results of operations for any future period.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

        The Company's discussion and analysis of its financial condition and results of operations are based upon the Company's consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these consolidated financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities at the date of the consolidated financial statements. By their nature, these estimates and judgments are subject to an inherent degree of uncertainty. On an on-going basis, the Company evaluates its estimates, including those related to inventories, warranty obligations, purchase order commitments, bad debts, income taxes, intangible assets, restructuring and contingencies and litigation. Management bases its estimates and judgments on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

        The Company believes the following critical accounting policies affect its more significant judgments and estimates used in the preparation of its consolidated financial statements. The Company has reviewed these policies with its Audit Committee.

Revenue Recognition

        The Company recognizes product revenue when the contractual obligation for installation (if any) has been satisfied, or installation is substantially complete, and/or customer acceptance provisions have lapsed, provided collections of the related receivable are probable. In the event of a delay in the installation of our products caused by the customer, we may seek acceptance of the system and warranty commencement after shipment and transfer of title, but prior to completion of installation. Revenue recorded as a result of these customer acceptances is reduced by an amount representing the fair-value of installation services. In these instances, revenue is recorded only if the product has met product specifications prior to shipment and management deems that no significant uncertainties as to product performance exist. Costs incurred for shipping and handling are included in cost of sales.

        Revenue from spare parts sales is generally recognized upon shipment. Deferred income related to service revenue is recognized ratably over the life of the related service contract. Deferred income relative to the Company's licensing activities is recognized over the estimated useful life of the licensed technologies, or the contract period of any technology transfer support arrangements.

Inventories and Purchase Order Commitments

        The Company estimates and reserves for the effects on inventory and purchase order commitments of obsolescence and unrealizable carrying values based upon estimates of future demand for its products and market conditions. With the exception of certain long lead-time items, principally optical components, the Company presently records reserves for inventories and purchase order commitments in excess of 18 months of production demand. Due to the cyclical nature of the Company's business, during periods of peak demand, the Company has shortened this production outlook to 12 months of production demand. Had the Company used a 12-month production demand horizon as of December 31, 2002, additional inventory and purchase order commitment reserves of $0.8 million would be required. Should actual production demand differ from management's estimates, revisions to inventory write-downs and purchase order commitment reserves would be required.

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

Bad Debt

        The Company maintains an allowance for estimated losses resulting from the inability of its customers to make required payments. If the financial condition of the Company's customers were to deteriorate, or even a single customer was otherwise unable to make payments, additional allowances may be required. The average selling price of the Company's systems is in excess of $1.5 million. Accordingly, a single customer default could have a material adverse effect on the Company's results of operations.

Deferred Taxes

        The Company records a valuation allowance to reduce its deferred tax assets to the amount that is more likely than not to be realized. Based on the uncertainty of future pre-tax income, the Company has presently fully reserved its deferred tax assets. In the event the Company was to determine that it would be able to realize its deferred tax assets in the future, an adjustment to the deferred tax asset valuation reserve would increase income in the period such determination was made.

RESULTS OF OPERATIONS

        Factors that have caused results to fluctuate significantly in the past and most likely will continue to significantly impact results in the future, and could cause actual results to differ materially, include the following: cyclicality in the Company's served markets, including the current severe downturn in the semiconductor and nanotechnology industries; delays, deferrals and cancellations of orders by customers; customer concentration; high degree of industry competition; market acceptance of new products and enhanced versions of the Company's existing products; lengthy and costly development cycles for advanced lithography and laser thermal processing technologies and applications; integration and development of Verdant operations; mix of products sold; timing of new product announcements and releases by the Company or its competitors; expiration of technology support and licensing arrangements, and the resulting adverse impact on the Company's licensing revenues; product discounts; changes in pricing by the Company, its competitors or suppliers; timing and degree of success of technologies licensed to outside parties; product concentration and lack of product revenue diversification; outcome of litigation; lengthy sales and manufacturing cycles and the pattern of capital spending by customers, including the timing of system acceptances; inventory obsolescence; manufacturing inefficiencies and the ability to volume produce systems; the ability and resulting costs to attract or retain sufficient personnel to achieve the Company's targets for a particular period; dilutive effect of employee stock option grants on net income per share, which is largely dependent upon the Company attaining profitability and the market price of the Company's stock; sole or limited sources of supply; international sales; rapid technological change and the importance of timely product introductions; future acquisitions; changes to financial accounting standards; intellectual property matters; environmental regulations; any adverse effects of worldwide terrorist attacks on the economy in general or on our business in particular; political and economic instability throughout the world; business interruptions due to natural disasters or utility failures; and regulatory changes; and the other risk factors listed in this filing and other Company filings with the SEC. The Company undertakes no obligation to update any of its disclosures to reflect such future events.

        The Company derives a substantial portion of its total net sales from sales of a relatively small number of newly manufactured systems, which typically range in price from $900,000 to $3.6 million for the Company's 1X steppers. As a result of these high sale prices, the timing and recognition of revenue from a single transaction has had and most likely will continue to have a significant impact on the Company's net sales and operating results for any particular period.

        The Company's backlog at the beginning of a period typically does not include all of the sales needed to achieve the Company's sales objectives for that period. In addition, orders in backlog are subject to cancellation, shipment or customer acceptance delays, and deferral or rescheduling by a customer with limited or no penalties. Consequently, the Company's net sales and operating results for a period have been and will continue to be dependent upon the Company obtaining orders for systems to be shipped and accepted in the same period in which the order is received. The Company's business and financial results for a particular period could be materially adversely affected if an anticipated order for even one system is not received in time to permit shipment and customer acceptance during that period. Furthermore, a substantial portion of the Company's shipments has historically been realized near the end of each quarter. Delays in installation and customer acceptance due, for example, to the inability of the Company to successfully demonstrate the agreed-upon specifications or criteria at the customer's facility, or to the failure of the customer to permit installation of the system in the agreed upon time, may cause net sales in a particular period to fall significantly below the Company's expectations, which may materially adversely affect the Company's operating results for that period. Additionally, the failure to receive anticipated orders or delays in shipments due, for example, to rescheduling, delays, deferrals or cancellations by customers, additional customer configuration requirements, or to unexpected manufacturing difficulties or delays in deliveries by suppliers due to their long production lead times or otherwise, have caused and may continue to cause net sales in a particular period to fall significantly below the Company's expectations, materially adversely affecting the Company's operating results for that period. In particular, the long manufacturing cycles of the Company's Saturn Spectrum family of wafer steppers, laser thermal processing systems and the long lead time for lenses and other materials, could cause shipments of such products to be delayed from one quarter to the next, which could materially adversely affect the Company's financial condition and results of operations for a particular quarter.

        Additionally, the need for continued expenditures for research and development, capital equipment, ongoing training and worldwide customer service and support, among other factors, will make it difficult for the Company to reduce its operating expenses in a particular period if the Company fails to achieve its net sales goals for the period.

        The Company experienced weakness in its business during the three-month period ended September 30, 2002, as system revenue levels were significantly below that of the preceding and successive periods. The Company believes this weakness may have been seasonal. The Company's present sales goal for the three-month period ending September 30, 2003 requires that a substantial number of new system orders, with near-term delivery dates, be obtained. The Company's business has, in prior years, been subject to seasonality, although the Company believes such seasonality had been masked in more recent years by strong cyclical trends within the semiconductor and nanotechnology industries.

Net sales

2002 vs. 2001

        Net sales consist of revenues from system sales, spare parts sales, service and licensing of technologies. For the year ended December 31, 2002, net sales were $68.5 million, a decline of 48% as compared with $130.7 million for the year ended December 31, 2001. System sales decreased 51%, to $44.2 million, on a unit volume decline of 58%. Excluding reduction lithography systems, which have been discontinued by the Company, system sales decreased 52% to $37.4 million, on a unit volume decline of 55%. The weighted-average selling prices of systems sold, exclusive of reduction systems, declined 13%, due primarily to a higher proportion of refurbished systems sold in 2002 and generally weaker market conditions. In 2002, refurbished systems accounted for approximately 45% of units sold. Geographically, the decline in unit volumes was attributable to 40% or greater declines in all regions the Company serves, with the steepest decline (78%) occurring in Europe. On a market segment basis, the decline in unit volumes was primarily attributable to a lack of demand from nanotechnology and semiconductor customers.

        Spare part sales decreased 37%, to $8.2 million, primarily as a result of decreased utilization of plant capacity within the semiconductor industry and certain system upgrades that occurred in 2001.

        Revenues from services declined 24%, to $10.9 million, primarily as a result of decreased utilization of plant capacity within the semiconductor industry.

        Revenues from licensing and licensing support arrangements declined to $5.2 million, as compared with $12.7 in 2001, as a result of a large technology support agreement that expired in February 2002. The Company presently anticipates that revenues from licensing and licensing support arrangements will remain at approximately $0.9 million per quarter for 2003.

        At December 31, 2002, the Company had approximately $10.5 million of deferred revenue resulting from products shipped but not yet installed and accepted, as compared with $6.0 million at December 31, 2001. This resulted in a net increase in deferred product and services income of approximately $2.7 million. During 2002, deferred license income decreased by $5.2 million, to $8.5 million, as a result of amortization of proceeds received in prior periods. Amortization of license income results in current period license revenue. Deferred income related to the Company's products is recognized upon satisfying the contractual obligations for installation and/or customer acceptance. Deferred income related to service revenue is recognized over the life of the related service contract. Deferred income relative to the Company's licensing activities is recognized over the estimated useful life of the licensed technologies, or the period of any technology transfer support arrangements.

        On a product market application basis, system sales to the semiconductor industry were $36.8 million for the year ended December 31, 2002, a decrease of 36% as compared with system sales of $57.2 million in 2001. System sales to the semiconductor industry included $6.8 million and $12.7 million of reduction stepper systems for the years ended December 31, 2002 and 2001, respectively; including a single system sale of $6.7 million for the quarter ended December 31, 2002. This decline was primarily attributable to the severely depressed economic environment in the semiconductor industry in particular, and the economy as a whole. The Company discontinued its XLS reduction stepper platform in September 2001 and has since suspended development of its advanced reduction lithography systems. System sales to the nanotechnology market were $7.4 million for the year ended December 31, 2002, a decrease of 78% as compared with sales of $33.4 million in 2001, primarily as a result of lower demand from microsystems and optical networking customers.

        For the year ended December 31, 2002, international net sales were $33.2 million, or 48% of total net sales, as compared with $67.0 million, or 51% of total net sales for 2001. The Company's operations in foreign countries are not generally subject to significant exchange rate fluctuations, principally because sales contracts for the Company's systems are generally denominated in U.S. dollars. In Japan, however, orders are often denominated in Japanese yen. This subjects the Company to the risk of currency fluctuations. The Company attempts to mitigate this exposure through the use of foreign exchange contracts; however, this effort can be costly and there can be no assurance of the success of any such efforts. International sales expose the Company to a number of additional risks, including fluctuations in the value of local currencies relative to the U.S. dollar, which, in turn, impact the relative cost of ownership of the Company's products. (See "Additional Risk Factors: International Sales").

        Our served markets have been and are presently experiencing severe downturns due, in part, to the macro-economic conditions facing the U.S. and world economies. Although the Company's level of new orders exceeded the Company's revenue during the year ended December 31, 2002, the Company also experienced significant levels of order cancellations during the year. Additionally, the Company removed from backlog certain system orders that it believes may not be shipped during the next twelve months, as required by Company policy. This decision was predicated on recent customer announcements of declining financial performance and cutbacks in planned capital expenditures. As a result of these cancellations and restructurings, the Company's backlog at December 31, 2002 declined relative to levels at December 31, 2001.

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

        The Company presently expects that net sales for the quarter ending March 31, 2003 will be flat to slightly higher than net sales in the comparable period in 2002. The Company anticipates that it will experience operating and net losses for the three-month period ending March 31, 2003.

        Should further declines in the Company's outlook for 2003 and 2004 occur, the Company may be required to take additional steps to reduce its future operating expenses and may also require the Company to increase its inventory and purchase order commitment reserve positions. These actions, if required, would materially adversely impact the Company's financial condition and results of operations.

        Because the Company's net sales are subject to a number of risks, including intense competition in the capital equipment industry, uncertainty relating to the timing and market acceptance of the Company's products and the condition of the macro-economy and the semiconductor industry, the Company may not exceed or maintain its current or prior level of net sales for any period in the future. Additionally, the Company believes that the market acceptance and volume production of its Saturn Spectrum 3e, its 300mm offerings, its laser thermal processing systems and its 1000 series family of wafer steppers, are of critical importance to its future financial results. To the extent that these products do not achieve significant sales due to difficulties involving manufacturing or engineering, the inability to reduce the current long manufacturing cycles for these products, competition, excess capacity in the semiconductor or nanotechnology device industries, customer acceptances, or any other reason, the Company's business, financial condition and results of operations would be materially adversely affected.

2001 vs. 2000

        For the year ended December 31, 2001, net sales were $130.7 million, a decrease of 11% as compared with net sales of $146.7 million for the year ended December 31, 2000. System sales decreased 18%, to $90.6 million, on a unit volume decline of 35%. System sales were favorably impacted by a 10% increase in weighted-average selling prices and a change in product mix in favor of the Company's more expensive models. The decline in unit volume was primarily attributable to weaker demand from semiconductor customers throughout the world and thin film head customers in Asia, excluding Japan, partially offset by higher demand from micro-machining and optical networking customers during the first half of 2001.

        Spare part sales decreased 1%, to $13.1 million.

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

Gross profit

	Years Ended December 31,
Expressed as a % of total net sales
	2002	2001	2000
Total net sales	100.0%	100.0%	100.0%
Cost of products and services sold	68.5%	57.3%	60.7%
Cost of inventory writedown	7.7%	—	—
Cost of discontinued products	2.1%	8.5%	—

Gross margin	21.7%	34.3%	39.3%

2002 vs. 2001

        The Company's gross profit as a percentage of net sales, or gross margin, was 21.7% for the year ended December 31, 2002, as compared with 34.3% for the year ended December 31, 2001, inclusive of charges for the cost of inventory writedown of $5.3 million for the year ended December 31, 2002, and the cost of discontinued products of $1.4 million and $11.1 million for the years ended December 31, 2002 and 2001, respectively. On a comparative basis, gross margins, exclusive of the aforementioned charges, were adversely affected by the lack of capacity utilization. Lack of capacity utilization results in higher levels of unabsorbed overhead. This adverse impact on gross margins from these lower production levels was partially offset by cost savings associated with the closing of the Company's Wilmington, Massachusetts facility and by other cost reduction measures taken in the second half of 2001. Gross margins for the quarter ended December 31, 2002 were adversely impacted by recording $0.9 million of non-cash expenses related to prior periods, pursuant to rent-averaging requirements under certain of the Company's facility leases. The Company does not believe these amounts are material to the periods in which they should have been recorded, nor does it believe the prospective correction of such amounts during the year ended December 31, 2002 is material to its consolidated operating results for such year.

        Exclusive of licensing and licensing support revenues, gross margin was 15.2% for the year ended December 31, 2002, as compared with 27.2% for the year ended December 31, 2001, inclusive of the aforementioned charges.

        In September 2002, as a direct result of worsening conditions in the semiconductor industry in particular, and the general economy as a whole, the Company discontinued or suspended development of certain advanced reduction lithography programs, including 157nm, and discontinued certain 1X products and platforms. Additionally, the Company significantly reduced its revenue outlook for 2003. As a result, the Company recognized inventory write-downs of $5.6 million and additional purchase order commitment reserves of $1.1 million for the year ended December 31, 2002.

        In the three-month period ended September 30, 2001, as a direct result of dramatically worsening conditions in the semiconductor industry, the Company decided to discontinue its XLS reduction stepper production and focus its efforts on developing next-generation platforms for its reduction technologies, principally 157nm. As a result of this decision, the Company recognized inventory write-downs of $8.5 million and additional purchase order commitment reserves of $2.5 million.

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

        The Company believes that gross margin for the quarter ending March 31, 2003 will be flat, as compared to the comparable period in 2002. Should further erosion to the Company's business occur, the Company might incur a higher risk of inventory obsolescence and excess purchase commitments, which would materially adversely impact results of operations. Additionally, increased price-based competition may continue to contribute to further erosion of gross margin.

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

2001 vs. 2000

        The Company's gross profit as a percentage of net sales, or gross margin, was 34.3% for the year ended December 31, 2001, as compared with 39.3% for 2000, inclusive of a charge of $11.1 million for the cost of discontinued products for the year ended December 31, 2002. On a comparative basis, exclusive of the aforementioned charge, gross margin was favorably affected in 2001 by higher weighted-average selling prices, increased licensing and licensing support revenues (which have no corresponding cost of sales) and cost reduction measures.

        Exclusive of licensing and licensing support revenues, gross margin was 27.2% for the year ended December 31, 2001, as compared with 36.7% for 2000, inclusive of the aforementioned charge. Gross margin for 2001 was adversely affected by a charge of $11.1 million relating to the discontinuance of the Company's XLS product platform, a shift in product mix, and production and after-sales inefficiencies caused by lower production and shipment levels.

        In the three-month period ended September 30, 2001, as a direct result of dramatically worsening conditions in the semiconductor industry, the Company decided to discontinue its XLS reduction stepper production and focus its efforts on developing next-generation platforms for its reduction technologies, principally 157nm. As a result of this decision, the Company recognized inventory write-downs of $8.5 million and additional purchase order commitment reserves of $2.5 million.

Research, development and engineering expenses

2002 vs. 2001

        The Company's research, development, and engineering expenses were $23.5 million for the year ended December 31, 2002, as compared to $25.8 million for the year ended December 31, 2001. The year-over-year decline in spending was primarily attributable to the discontinuance of the Company's XLS reduction stepper platform and to other cost reduction measures implemented in the second half of 2001 and during 2002. Research, development, and engineering expenses for the quarter ended December 31, 2002 were adversely impacted by recording $0.5 million of non-cash expenses related to prior periods, pursuant to rent-averaging requirements under certain of the Company's facility leases. The Company does not believe these amounts are material to the periods in which they should have been recorded, nor does it believe the prospective correction of such amounts during the year ended December 31, 2002 is material to its consolidated operating results for such year.

        The Company continues to invest significant resources in the development and enhancement of its laser thermal processing systems and technologies and its 1X optical products and related technologies. The Company presently expects that, as a result of the cost reduction measures taken in

September 2002, the absolute dollar amount of research, development and engineering expenses for the quarter ending March 31, 2003 will be lower than expenses incurred for the comparable period in 2002.

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

Amortization of intangible assets

2002 vs. 2001

        Amortization of intangible assets was $0.4 million for the year ended December 31, 2002, as compared with $1.5 million for the year ended December 31, 2001. The year-over-year reduction in amortization was a direct result of impairment charges recognized in the quarter ended September 30, 2001 relating to certain intangible assets (see "Restructure of operations").

2001 vs. 2000

        Amortization of intangible assets was $1.5 million for the year ended December 31, 2001, as compared with $2.1 million for 2000. The reduction in amortization was a direct result of impairment charges recognized in the quarter ended September 30, 2001 relating to certain intangible assets (see "Restructure of operations").

Selling, general and administrative expenses

2002 vs. 2001

        Selling, general, and administrative expenses were $23.4 million for the year ended December 31, 2002, as compared with $29.7 million for the year ended December 31, 2001. As a percentage of net sales, selling, general, and administrative expenses increased to 34.1%, as compared with 22.7% in 2001. The year-over-year decline, in absolute dollars, was primarily attributable to cost containment measures implemented in the second half of 2001 and during 2002, and lower sales and support expenses, including sales commissions, typically associated with a decline in sales. These cost containment measures included approximately $0.6 million of executive pay reductions, which ceased as of December 31, 2002. Selling, general, and administrative expenses for the quarter ended December 31, 2002 were adversely impacted by recording $0.3 million of non-cash expenses related to prior periods, pursuant to rent-averaging requirements under certain of the Company's facility leases. The Company does not believe these amounts are material to the periods in which they should have been recorded, nor does it believe the prospective correction of such amounts during the year ended December 31, 2002 is material to its consolidated operating results for such year.

        The Company presently anticipates that selling, general and administrative expenses for the three-month period ending March 31, 2003 will be lower than the comparable period in 2002, due primarily to the cost reduction measures taken in September 2002.

2001 vs. 2000

        Selling, general and administrative expenses were $29.7 million for the year ended December 31, 2001, as compared with $30.3 million for 2000. As a percentage of net sales, selling, general and administrative expenses increased to 22.7% in 2001, as compared with 20.6% in 2000. The decline, in absolute dollars, was primarily attributable to cost containment measures implemented in 2001 and lower sales and support expenses, including sales commissions, typically associated with a decline in sales, partially offset by higher legal and consulting expenses incurred in conjunction with the Company's restructuring and efforts toward expansion into China.

Restructure of operations

        In September 2002, in response to worsening conditions in the semiconductor industry in particular, and the general economy as a whole, the Company decided to reduce its workforce by approximately 15% and to cease or suspend activities related to certain engineering and administrative initiatives. As a result of this decision, the Company recognized a restructuring charge of $4.3 million, or $0.19 per share for the three-month period ended September 30, 2002. The Company reduced this charge by $0.2 million during the three-month period ended December 31, 2002, primarily as a result of canceling its plans to exit a certain building and an adjustment of its international severance costs. Of the total net charge for the year ended December 31, 2002 of $4.1 million, the cash component included employee severance costs of $0.9 million, contract termination fees of $0.2 million and facility closure costs of $0.1 million. The non-cash component of this charge included $2.5 million of impairment to the carrying value of equipment and leasehold improvements and $0.3 million of impairment to prepaid expenses and other current assets. As of December 31, 2002, the accrued but unpaid amount of these restructuring costs was $0.3 million.

        In September 2001, the Company reached a decision to consolidate its manufacturing operations and eliminate approximately 20% of its workforce. As a result of this decision, the Company recognized a restructuring charge of $12.0 million, or $0.54 per share (diluted) in the quarter ended September 30, 2001. Additionally, the Company recognized restructuring charges of $0.3 million, or $0.01 per share (diluted) in the quarter ended December 31, 2001, primarily related to employee severance costs of $0.6 million (from additional personnel actions) and higher fixed asset disposal costs of $0.4 million, partially offset by revised facility closure and other cost estimates of $0.7 million. Of the full-year charge of $12.3 million, non-cash components included a $4.1 million impairment charge for intangible assets related to the Company's XLS reduction product platform acquired in 1998 and a $1.5 million impairment charge for fixed assets disposed of in conjunction with the consolidation of manufacturing facilities. The cash components of this charge included $4.0 million for estimated expenditures related to the closure of facilities, $2.5 million for employee severance costs and $0.1 million of other restructuring costs. As of December 31, 2002, the amount of restructuring costs accrued but unpaid was $2.2 million.

Shutdown of operations

        During the quarter ended June 30, 2000, the Company shut down the operations of its UltraBeam unit. As a direct result of this decision, the Company recognized a charge in the quarter ended June 30, 2000 of $8.0 million, or $0.38 per share (diluted). During the quarter ended September 30, 2000, the Company recognized an additional charge of $1.7 million, or $0.08 per share (diluted) primarily attributed to revised estimates of amounts to be realized upon the disposition of operating assets. Of the full-year charge of $9.7 million, approximately $6.8 million related to the disposition of operating and capital assets, $0.4 million related to termination benefits associated with the termination of 14 employees, $2.3 million related to facilities and other non-employee amounts paid for shutdown and $0.2 million related to other liabilities. There were no significant revisions to the original termination provisions established by the Company. At December 31, 2002, there were no outstanding payables or accruals associated with this charge.

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

Interest and other income, net

        Interest and other income, net, which consists primarily of interest income, was $6.4 million for the year ended December 31, 2002, as compared with $7.9 million for 2001 and $7.6 million for 2000. Interest and other income, net, for the three month period ended December 31, 2002, included approximately $0.2 million of interest income related to an income tax refund received during the period.

        The decrease, relative to 2001, was primarily attributable to lower interest rates on the Company's investments and lower average invested balances. The increase in interest and other income, net, in 2001, relative to levels achieved in 2000, was primarily related to interest income from higher invested balances, partially offset by lower interest rates.

        The Company presently maintains an investment portfolio with a weighted-average maturity of less than one year. Consequently, changes in short-term interest rates have a major impact on the Company's interest income. Future changes are expected to have a similar impact. The Company presently expects that interest and other income, net, for the three-month period ending March 31, 2003, will be significantly lower than levels achieved in the comparable period in 2002, primarily as a result of lower interest rates and lower invested balances.

Income tax expense

        For the year ended December 31, 2002, the Company recorded a benefit income tax provision of $4.9 million. The benefit provision relates to resolution of the Company's IRS audit for the years 1993 through 1996 and a carry back of losses to recover prior years' federal alternative minimum taxes of $1.2 million. The ability to recover the prior years' alternative minimum taxes is due to a recent US federal law change, allowing for the recovery of these amounts. In conjunction with the carry back of losses to recover prior years' federal alternative minimum taxes, the Company has recorded income taxes receivable of $1.2 million as of December 31, 2002.

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

        The Company presently anticipates that it will recognize income tax expense in 2003, primarily as a result of foreign income taxes. However, the Company believes that the tax rate in 2003 will be substantially less than the statutory rate, primarily as a result of available federal net operating loss carry-forwards.

        Income taxes can be affected by estimates of whether, and within which jurisdictions, future earnings will occur and how and when cash is repatriated to the United States, combined with other aspects of an overall income tax strategy. Additionally, taxing jurisdictions could retroactively disagree with the Company's tax treatment of certain items, and some historical transactions have income tax effects going forward. Accounting rules require these future effects to be evaluated using current laws, rules and regulations, each of which can change at any time and in an unpredictable manner. The Company believes it has adequately provided for any reasonably foreseeable outcome related to these matters, and it does not anticipate any material earnings impact from their ultimate resolutions.

LIQUIDITY AND CAPITAL RESOURCES

        Net cash used in operating activities was $17.8 million for the year ended December 31, 2002, as compared with $7.0 million during the year ended December 31, 2001. Cash used in operating activities in 2002 was primarily attributable to the Company's net loss of $25.4 million and a net change in operating assets and liabilities of $11.2 million, partially offset by non-cash charges to income of $18.8 million. Included in both the net loss and non-cash charges to income for the year ended December 31, 2002 is $5.6 million relating to the write-off of inventories, resulting from worsening conditions in the semiconductor industry and the discontinuance of certain of the Company's product platforms, and $2.5 million of impairment charges for fixed assets pursuant to the Company's restructure of operations in September 2002. The $11.2 million net change in operating assets and liabilities was primarily a result of a decline in deferred license income of $5.2 million, an increase in inventories of $4.7 million, a decline of $3.9 million in income taxes payable and a decline in accounts payable of $2.4 million, partially offset by an increase in deferred rent of $3.1 million and an increase in deferred product and services income of $2.7 million.

        The Company believes that because of the relatively long manufacturing cycle of certain of its systems, particularly newer products, the Company's inventories will continue to represent a significant portion of working capital. Currently, the Company is devoting significant resources to the development, introduction and commercialization of its Verdant laser thermal processing system and to the volume production of its Saturn Spectrum 3e and 300mm wafer steppers. The Company currently intends to continue to develop these products and technologies during the remainder of 2003, and will continue to incur significant operating expenses in the areas of research, development and engineering, manufacturing and general and administrative costs in order to further develop, produce and support these new products. Additionally, gross profit margins, inventory and capital equipment levels may be further adversely impacted in the future by costs associated with the initial production of these new product lines. These costs include, but are not limited to, additional manufacturing overhead, costs of demonstration systems and facilities, costs associated with managing multiple sites and the establishment of additional after-sales support organizations. Additionally, there can be no assurance that operating expenses will not increase, relative to sales, as a result of adding additional marketing and administrative personnel, among other costs, to support the Company's new products. If the Company is unable to achieve significantly increased net sales or if its sales fall below expectations, the Company's cash flow and operating results will be materially adversely affected until, among other factors, costs and expenses can be reduced. The failure of the Company to achieve its sales targets for these new products could result in additional inventory write-offs and asset impairment charges, either of which could materially adversely impact the Company's results of operations.

        The semiconductor and nanotechnology industries have been and are presently experiencing a severe downturn due, in part, to macro-economic conditions facing the U.S. and world economies. As a result, the Company has experienced significantly lower order rates for its systems and this trend may continue in the near-term. Prolonged weakness in the Company's business would continue to place the Company's inventories at a greater risk of obsolescence. Lower demand for the Company's systems may continue to lead to additional inventory write-offs and purchase commitment reserves, which would materially adversely impact the Company's results of operations. Additionally, worsening business conditions increase the likelihood of further restructuring of operations and impairments to the Company's assets, either of which would have a material adverse impact on results of operations.

        During the year ended December 31, 2002, net cash used in investing activities was $38.9 million, attributable to a net increase in available-for-sale securities of $34.1 million and capital expenditures of $4.8 million.

        Cash generated by financing activities was $12.2 million during the year ended December 31, 2002, attributable to net borrowings of $9.8 million and $2.4 million in proceeds received from the issuance of Common Stock under the Company's stock option plans and its employee stock purchase plans.

        At December 31, 2002, the Company had working capital of $152.2 million. The Company's principal source of liquidity at December 31, 2002 consisted of $157.5 million in cash, cash equivalents and short-term investments.

        The Company has approximately $7.6 million of retained earnings in its foreign subsidiaries. Possible adverse tax consequences associated with repatriating these funds may effectively restrict their use to cash requirements in those specific jurisdictions.

        During 2002, the Company received proceeds of $3.2 million in conjunction with a sale/leaseback transaction. To provide additional security to the lessor, the Company granted a security interest in certain of its other equipment having a net book value of approximately $1.2 million at December 31, 2002. The Company recorded a deferred rent credit equal to the excess of the sale proceeds over the adjusted basis in the equipment sold. During the three-year term of this agreement, the deferred rent credit will be amortized as an offset to rental expense. At December 31, 2002, credits of $0.7 million and $1.1 million representing the short-term and long-term portions of deferred rent, respectively, were carried as liabilities on the Company's balance sheet.

        In September 2002, the Company entered into a line of credit agreement with a brokerage firm. Under the terms of this agreement, the Company may borrow funds at a cost equal to the current Federal funds rate plus 100 basis points (2.25% as of December 31, 2002). Certain of the Company's cash, cash equivalents and short-term investments secure borrowings outstanding under this facility. Funds are advanced to the Company under this facility based on pre-determined advance rates on the cash and securities held by the Company in this brokerage account. This agreement has no set expiration date and there are no loan covenants, other than the aforementioned collateral requirement. As of December 31, 2002, $9.0 million was outstanding under this facility, with a related collateral requirement of approximately $12.9 of the Company's cash, cash equivalents and short-term investments. Additionally, the Company had short-term borrowings of $0.8 million outstanding under other credit facilities.

        In January 2003, the Company's Board of Directors authorized the purchase of up to 5.0 million shares of the Company's Common Stock at prevailing market prices. As of March 17, 2003, the Company had not elected to repurchase shares under this arrangement. Should the Company decide to acquire its own shares in the open market, potentially large amounts of the Company's cash, cash equivalents and short-term investments would be required.

        The Company's off-balance sheet transactions consist of certain financial guarantees, both express and implied, related to product liability, infringement of intellectual property and latent product defects. Other than liabilities recorded pursuant to known product defects, at December 31, 2002, the Company did not record a liability associated with these guarantees, as the Company has little or no history of costs associated with such indemnification requirements.

        The following summarizes the Company's contractual obligations at December 31, 2002, and the effect such obligations are expected to have on its liquidity and cash flows in future periods:

(in millions)	Total	Less than 1 year	1-3 years	After 3 years
Notes payable obligations	$9.6	$9.6	$—	$—
Non-cancelable capitalized lease obligations	0.2	0.1	0.1	—
Non-cancelable operating lease obligations—equipment	3.2	1.4	1.8	—
Non-cancelable operating lease obligations—buildings	32.0	3.6	7.8	20.6
Long-term vendor accounts payable	1.2	0.7	0.5	—

Total contractual cash obligations	$46.2	$15.4	$10.2	$20.6

        At December 31, 2002, the Company had open purchase order commitments of approximately $25 million, primarily related to the purchase of inventories, equipment and leasehold improvements. The Company records reserves for purchase order commitments it deems in excess of normal operating requirements (see "Critical Accounting Policies and Estimates").

        The development and manufacture of new lithography systems and enhancements are highly capital-intensive. In order to be competitive, the Company believes it must continue to make significant expenditures for capital equipment; sales, service, training and support capabilities; systems, procedures and controls; and expansion of operations and research and development, among many other items. The Company expects that its cash, cash equivalents and short-term investments will be sufficient to meet the Company's cash requirements for at least the next twelve months. However, in the near-term, the Company may continue to utilize existing and future lines of credit, and other sources of financing, in order to maintain its present levels of cash, cash equivalents and short-term investments. Beyond the next twelve months, the Company may require additional equity or debt financing to address its working capital or capital equipment needs. In addition, the Company may seek to raise equity or debt capital at any time that it deems market conditions to be favorable. Additional financing, if needed, may not be available on reasonable terms, or at all.

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

Foreign currency

        The Company uses foreign exchange contracts to hedge the risk that unremitted Japanese yen denominated receipts from customers for actual or forecasted sales of equipment after receipt of customer purchase orders may be adversely affected by changes in foreign currency exchange rates. As part of its overall strategy to manage the level of exposure to the risk of foreign currency exchange rate fluctuations, the Company attempts to hedge most of these Japanese yen denominated foreign currency exposures anticipated over the ensuing twelve-month period. At December 31, 2002, the Company had taken action to hedge approximately 100% of these Japanese yen denominated exposures. To hedge this exposure, the Company used foreign exchange forward contracts that generally have maturities of nine months or less, which generally will be rolled over to provide continuing coverage throughout the year. The Company often closes foreign exchange sale contracts by purchasing an offsetting purchase contract. At December 31, 2002, the Company had contracts for the sale of $2.4 million of foreign currencies at fixed rates.

Adoption of the Euro

        The introduction of a European single currency, the Euro, was initially implemented as of January 1, 1999, and the transition period continued through January 1, 2002. As of December 31, 2002, the adoption of the Euro had not had a material effect on the Company's foreign exchange and hedging activities or the Company's use of derivative instruments. While the Company will continue to evaluate the impact of the Euro introduction over time, based on currently available information, management does not believe that the introduction of the Euro currency will have a material adverse impact on the Company's financial condition or overall trends in results of operations.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest rate risk

        The Company's exposure to market risk due to potential changes in interest rates, relates primarily to the Company's investment portfolio, which consisted primarily of fixed interest rate instruments as of December 31, 2002. The Company maintains an investment policy designed to ensure the safety and preservation of its invested funds by limiting market risk and the risk of default.

        Certain of the Company's cash, cash equivalents and short-term investments serve as collateral for a line of credit the Company maintains with a brokerage firm. The line of credit is used for liquidity purposes, mitigating the need to liquidate investments in order to meet the Company's current operating cash requirements.

        The following table presents the hypothetical changes in fair values in the financial instruments held by the Company at December 31, 2002, that are sensitive to changes in interest rates. These instruments are comprised of cash, cash equivalents, short-term investments and corporate equity securities. These instruments are held for purposes other than trading. The modeling techniques used measure the change in fair values arising from selected hypothetical changes in interest rates. Assumed market value changes to the Company's portfolio reflects immediate hypothetical parallel shifts in the yield curve of plus or minus 50 basis points (BPS), 100 BPS, and 150 BPS over a twelve-month time horizon. Beginning fair values represent the market principal plus accrued interest for financial reporting purposes at December 31, 2002. Ending fair values comprises the estimated market principal plus accrued interest at a twelve-month time horizon, and assumes no change in the investment principal or portfolio mix. This table estimates the fair value of the portfolio at a twelve-month time horizon:

	Valuation of securities given an interest rate decrease of X basis points			No change in interest rate	Valuation of securities given an interest rate decrease of X basis points
Short-term investments, in thousands
	(150 BPS)	(100 BPS)	(50 BPS)	0 BPS	50 BPS	100 BPS	150 BPS
U.S. Treasury securities and obligations of U.S. government agencies	$25,692	$25,671	$25,651	$25,630	$25,609	$25,589	$25,568
Obligations of states and political subdivisions	16,173	16,173	16,173	16,173	16,173	16,173	16,173
U.S. corporate debt securities	109,556	109,406	109,253	109,100	108,947	108,794	108,644
Corporate equity securities	35	35	35	35	35	35	35

Total short-term investments	$151,456	$151,285	$151,112	$150,938	$150,764	$150,591	$150,420

        The table was developed based on the fact that a 50-BPS move in the Federal Funds Rate has occurred twenty-one times in the last ten years; a 100-BPS move in the Federal Funds Rate has occurred nine times in the last ten years; and a 150-BPS move in the Federal Funds Rate has occurred five times in the last ten years.

        The Company has not materially altered its investment objectives or criteria and believes that, although the composition of the Company's portfolio has changed from the preceding year, the portfolio's sensitivity to changes in interest rates is materially the same.

Credit risk

        The Company mitigates default risk by attempting to invest in high credit quality securities and by positioning its portfolio to respond appropriately to a significant reduction in a credit rating of any investment issuer or guarantor. The portfolio includes only marketable securities with active secondary or resale markets to ensure portfolio liquidity and is diversified in accordance with the Company's investment policy. To date, the Company has not experienced liquidity problems with its portfolio.

Foreign exchange risk

        Foreign exchange contracts are used primarily by the Company to hedge the risk that unremitted Japanese yen denominated receipts from customers for actual or forecasted sales of equipment after receipt of customer purchase orders may be adversely affected by changes in foreign currency exchange rates. As part of its overall strategy to manage the level of exposure to the risk of foreign currency exchange rate fluctuations, the Company attempts to hedge most of these Japanese yen denominated foreign currency exposures anticipated over the ensuing twelve-month period. At December 31, 2002, the Company had taken action to hedge approximately 100% of these Japanese yen denominated exposures. To hedge this exposure, the Company used foreign exchange contracts that generally have maturities of nine months or less, which generally will be rolled over to provide continuing coverage throughout the year. The Company often closes foreign exchange sale contracts by purchasing an offsetting purchase contract.

        The Company records these foreign exchange contracts at fair value in its consolidated balance sheet and the related gains or losses on these contracts are deferred in stockholders' equity (as a component of comprehensive income). These deferred gains and losses are recognized in income, as a component of revenue or cost of sales, in the period in which the sales or purchases being hedged are received and recognized in income. However, to the extent that any of these contracts are not considered to be perfectly effective in offsetting the change in the value of the sales or purchases being hedged, any changes in fair value relating to the ineffective portion of these contracts are immediately recognized in income. These amounts were not material to the periods presented.

        Gains and losses on foreign exchange contracts that are not designated as hedges are included as a component of interest and other income, net, in the Company's consolidated statement of operations.

        At December 31, 2002, the Company had contracts for the sale of $2.4 million of Japanese Yen at fixed rates. The Company had no deferred gains or losses on foreign exchange contracts at December 31, 2002.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        The Selected Financial Data information contained in Item 6 of Part II hereof is hereby incorporated by reference into this Item 8 of Part II of this Form 10-K.

ULTRATECH STEPPER, INC.
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
AND FINANCIAL STATEMENT SCHEDULE

Consolidated Financial Statements included in Item 8:

CONSOLIDATED BALANCE SHEETS

In thousands, except share and per share amounts	December 31, 2002	December 31, 2001
Assets
Current assets:
Cash and cash equivalents	$18,178	$62,729
Short-term investments	139,351	106,425
Accounts receivable, less allowance for doubtful accounts of $314 in 2002 and $540 in 2001	12,870	13,802
Inventories	25,182	26,047
Taxes receivable	1,179	25
Prepaid expenses and other current assets	1,627	1,761

Total current assets	198,387	210,789
Equipment and leasehold improvements, net	19,090	24,619
Intangible assets, net	858	1,239
Demonstration inventory, net	2,208	3,684
Other assets	1,823	3,088

Total assets	$222,366	$243,419

Liabilities and Stockholders' Equity
Current liabilities:
Notes payable	$9,769	$—
Accounts payable	6,719	9,093
Accrued expenses	10,961	9,943
Deferred license income	8,463	13,707
Deferred product and services income	6,293	3,568
Advance billings	1,024	3,010
Accrued restructuring expenses	2,558	4,338
Income taxes payable	440	4,304

Total current liabilities	46,227	47,963
Deferred rent	3,306	175
Other liabilities	1,079	—
Commitments and contingencies
Stockholders' equity:
Preferred Stock, $.001 par value:
2,000,000 shares authorized; none issued	—	—
Common Stock, $.001 par value:
40,000,000 shares authorized; issued and outstanding: 22,627,201 at December 31, 2002 and 22,451,137 at December 31, 2001	23	23
Additional paid-in capital	198,069	195,612
Treasury Stock	(6,867)	(6,867)
Accumulated other comprehensive income, net	1,884	2,486
Accumulated earnings (deficit)	(21,355)	4,027

Total stockholders' equity	171,754	195,281

Total liabilities and stockholders' equity	$222,366	$243,419

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
In thousands, except per share amounts
	2002	2001	2000
Net sales
Products	$52,400	$103,714	$123,407
Services	10,862	14,305	17,261
Licenses	5,244	12,661	5,987

Total net sales	68,506	130,680	146,655
Cost of sales
Cost of products sold	39,040	64,694	76,180
Cost of services	7,886	10,135	12,808
Cost of inventory writedown	5,305	—	—
Cost of discontinued products	1,425	11,070	—

Gross profit	14,850	44,781	57,667
Research, development, and engineering	23,522	25,759	26,833
Amortization of intangible assets	381	1,508	2,061
Selling, general, and administrative	23,363	29,701	30,274
Restructure of operations	4,090	12,278	—
Shutdown of operations	—	—	9,670

Operating loss	(36,506)	(24,465)	(11,171)
Gain on sale of land	—	—	15,983
Interest expense	(135)	(198)	(251)
Interest and other income, net	6,393	7,857	7,598

Income (loss) before income taxes and cumulative effect of a change in accounting principle	(30,248)	(16,806)	12,159
Income taxes (benefit)	(4,866)	1,038	2,433

Income (loss) before cumulative effect of a change in accounting principle	(25,382)	(17,844)	9,726
Cumulative effect on prior years of the application of SAB 101 "Revenue Recognition in Financial Statements"	—	—	(18,883)

Net loss	$(25,382)	$(17,844)	$(9,157)

Net loss per share—basic
Income (loss) before cumulative effect of a change in accounting principle	$(1.12)	$(0.81)	$0.46
Cumulative effect on prior years of the application of SAB 101 "Revenue Recognition in Financial Statements"	—	—	$(0.89)
Net loss	$(1.12)	$(0.81)	$(0.43)
Number of shares used in per share computations—basic	22,586	22,143	21,236
Net loss per share—diluted
Income (loss) before cumulative effect of a change in accounting principle	$(1.12)	$(0.81)	$0.46
Cumulative effect on prior years of the application of SAB 101 "Revenue Recognition in Financial Statements"	—	—	$(0.89)
Net loss	$(1.12)	$(0.81)	$(0.43)
Number of shares used in per share computations—diluted	22,586	22,143	21,236

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
In thousands
	2002	2001	2000
Cash flows from operating activities:
Net loss	$(25,382)	$(17,844)	$(9,157)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	7,678	7,657	7,093
Amortization	1,769	2,610	4,536
Non-cash restructuring and asset impairment charges:
Intangible assets, net	—	4,135	—
Equipment and leasehold improvements, net	2,492	1,540	2,355
Inventories	5,598	11,070	4,778
Prepaid expenses and other current assets	337	—	—
Other, net	678	—	(370)
Loss on disposal of equipment	159	58	48
Deferred compensation	85	(41)	140
Cumulative adjustment due to SAB 101	—	—	18,883
Gain from sale of land	—	—	(15,983)
Changes in operating assets and liabilities:
Accounts receivable	932	10,140	(2,049)
Inventories	(4,733)	(6,855)	(6,065)
Taxes receivable	(1,154)	(25)	—
Prepaid expenses and other current assets	(203)	1,368	(1,219)
Leases receivable—current portion	—	—	1,354
Leases receivable—long term	121	—	161
Demonstration Inventory	701	2,009	(3,425)
Other assets	466	(2,288)	21
Accounts payable	(2,374)	(3,135)	4,297
Accrued expenses	1,018	(4,500)	1,338
Advance billings	(1,986)	(4,460)	2,625
Income taxes payable	(3,864)	(886)	109
Deferred product and services income, net	2,725	(3,160)	(14,408)
Deferred license income	(5,244)	(8,662)	22,369
Accrued restructuring expenses	(1,780)	4,338	—
Deferred rent	3,131	(53)	(57)
Other liabilities	1,015	—	—

Net cash provided by (used in) operating activities	(17,815)	(6,984)	17,374

Cash flows from investing activities:
Capital expenditures	(4,800)	(5,389)	(18,439)
Investments in securities	(95,661)	(313,130)	(369,175)
Proceeds from sales and maturities of investments	61,604	317,952	359,320
Proceeds from sale of land	—	—	16,126
Restricted investments	—	—	5,549

Net cash used in investing activities	(38,857)	(567)	(6,619)

Cash flows from financing activities:
Proceeds from notes payable	17,199	1,175	11,943
Repayment of notes payable	(7,366)	(2,327)	(11,281)
Proceeds from issuance of Common Stock	2,372	16,021	3,817
Buy back of Common Stock	—	—	(6,866)

Net cash provided by (used in) financing activities	12,205	14,869	(2,387)

Net effect of exchange rate changes on cash	(84)	65	—
Net increase (decrease) in cash and cash equivalents	(44,551)	7,383	8,368
Cash and cash equivalents at beginning of period	62,729	55,346	46,978

Cash and cash equivalents at end of period	$18,178	$62,729	$55,346

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$111	$198	$251
Income taxes, net	132	2,032	3,089
Other non-cash changes:
Systems transferred from (to) inventory to (from) equipment and other assets	$(1,965)	$2,031	$5,543

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

	Stockholders' Equity
	Common Stock
In thousands			Additional Paid-in Capital	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Accumulated (Deficit) Earnings	Total Stockholders' Equity
	Shares	Amount
Balance at December 31, 1999	21,392	$21	$175,574	$(1)	$(2,408)	$31,028	$204,214
Net issuance of Common Stock under stock option plans and employee stock purchase plan	368	1	3,816	—	—	—	3,817
Buyback of Common Stock	(475)	—	—	(6,866)	—	—	(6,866)
Deferred compensation	—	—	140	—	—	—	140
Components of comprehensive loss:
Change in net unrealized gains on available-for-sale investments	—	—	—	—	2,109	—	2,109
Net loss	—	—	—	—	—	(9,157)	(9,157)

Total comprehensive loss							(7,048)

Balance at December 31, 2000	21,285	$22	$179,530	$(6,867)	$(299)	$21,871	$194,257

Net issuance of Common Stock under stock option plans and employee stock purchase plan	1,166	1	16,021	—	—	—	16,022
Deferred compensation	—	—	61	—	—	—	61
Components of comprehensive loss:
Change in net unrealized gains on:
Available-for-sale investments	—	—	—	—	2,720	—	2,720
Foreign exchange contracts	—	—	—	—	65	—	65
Net loss	—	—	—	—	—	(17,844)	(17,844)

Total comprehensive loss							(15,059)

Balance at December 31, 2001	22,451	$23	$195,612	$(6,867)	$2,486	$4,027	$195,281

Net issuance of Common Stock under stock option plans and employee stock purchase plan	176	—	2,372	—	—	—	2,372
Deferred compensation	—	—	85	—	—	—	85
Components of comprehensive loss:
Change in net unrealized gains on:
Available-for-sale investments	—	—	—	—	(518)	—	(518)
Foreign exchange contracts	—	—	—	—	(84)	—	(84)
Net loss	—	—	—	—	—	(25,382)	(25,382)

Total comprehensive loss							(25,984)

Balance at December 31, 2002	22,627	$23	$198,069	$(6,867)	$1,884	$(21,355)	$171,754

See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    COMPANY AND INDUSTRY INFORMATION

Nature of operations

        Ultratech Stepper, Inc. develops, manufactures and markets photolithography equipment designed to reduce the cost of ownership for manufacturers of integrated circuits, including advanced packaging processes and various nanotechnology components, including thin film head magnetic recording devices. The Company supplies step-and-repeat systems based on one-to-one technology to customers located throughout North America, Europe, Japan and the rest of Asia.

Major customers

        In 2002, Intel Corporation accounted for 19% and Sumitomo Chemical Company, Ltd. accounted for 10% of the Company's net sales. In 2001, no single customer accounted for 10% or more of the Company's net sales. In 2000, Royal Philips Electronics N.V. accounted for 10% of the Company's net sales.

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

Enterprise-wide disclosures

        The Company's products are manufactured in the United States and are sold worldwide. The Company markets internationally through domestic and foreign-based sales and service operations and independent sales organizations. The following table presents enterprise-wide sales to external customers and long-lived assets by geographic region:

(In thousands)	2002	2001	2000
Net sales:
United States of America	$35,307	$63,653	$67,328
Japan	16,689	22,534	29,216
Rest of world	16,510	44,493	50,111

Total	$68,506	$130,680	$146,655

Long-lived assets:
United States of America	$23,350	$31,687	$41,701
Rest of world	629	943	1,354

Total	$23,979	$32,630	$43,055

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

        Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash equivalents, short-term investments and trade receivables. These credit risks include the potential inability of an issuer or customer to honor their obligations under the terms of the instrument. The Company places its cash equivalents and short-term investments with high credit-quality financial institutions. The Company invests its excess cash in commercial paper, readily marketable debt instruments and collateralized funds of U.S. and state government entities. The Company has established guidelines relative to credit ratings, diversification and maturities that seek to maintain safety and liquidity.

        A majority of the Company's trade receivables are derived from sales in various geographic areas, principally the U.S., Europe, Japan and the rest of Asia, to large companies within the semiconductor, semiconductor packaging and nanotechnology industries. The Company performs ongoing credit evaluations of its customers' financial condition and requires collateral, whenever deemed necessary. The Company maintains an allowance for uncollectible accounts receivable based upon expected collectibility and a reserve for estimated returns and allowances. From time to time the Company may grant longer payment terms or may lease its systems to customers. Long-term receivables and the granting of longer customer payment terms expose the Company to additional risks, including potentially higher customer concentration and higher potential operating expenses relating to customer defaults.

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

        Certain reclassifications have been made to prior years' consolidated financial statements to conform to the current year presentation. These reclassifications had no impact on previously reported operating losses or net losses.

        The preparation of the financial statements and related disclosures in conformity with accounting principles generally accepted in the United States requires management to make estimates and judgments that affect the reported amounts in the financial statements and accompanying notes. On an ongoing basis, management evaluates its estimates, including those related to inventories, warranty obligations, purchase order commitments, bad debts, income taxes, intangible assets, restructuring and contingencies and litigation. Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Cash equivalents

        Cash equivalents consist of highly liquid investments with a maturity date at acquisition of three months or less. The carrying value of cash equivalents approximates fair value.

Investments

        Management determines the appropriate classification of its investments at the time of purchase and re-evaluates the classification at each balance sheet date. At December 31, 2002 and 2001, all investments in the Company's portfolio were classified as "available for sale" and are stated at fair value, with the unrealized gains and losses, net of tax, reported in accumulated other comprehensive income (loss), as a separate component of stockholders' equity. Among other factors, the value of the Company's investment portfolio is sensitive to changes in interest rates.

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

        Intangible assets are carried at cost less accumulated amortization, which is being provided on a straight-line basis over the economic lives of the respective assets, generally five to seven years. Intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the related asset may not be recoverable. Intangible assets are presented net of accumulated amortization of $1,144,000 and $763,000 as of December 31, 2002 and 2001, respectively.

        The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of these assets may not be recoverable. The Company assesses these assets for impairment based on estimated future cash flows from these assets.

Derivative instruments and hedging

        Foreign currency transactions, in the form of forward currency contracts, are utilized by the Company to hedge obligations denominated in Japanese Yen. The Company does not enter into derivative financial instruments for trading purposes. Gains and losses related to qualified accounting hedges of forecasted transactions are deferred and recognized into operating income, as a component of revenue or cost of sales, when the forecasted transaction is converted into income. Gains and losses related to other foreign exchange contracts are recognized in interest and other income, net. There were approximately $2.4 million and $5.0 million of foreign exchange forward contracts outstanding as of December 31, 2002 and 2001, respectively.

Revenue recognition

        The Company previously recognized revenue from the sales of its products generally upon shipment, which usually preceded installation and final customer acceptance, provided that final customer acceptance and collection of the related receivable were probable. Effective January 1, 2000, the Company changed its method of accounting for product sales to recognize such revenues when the contractual obligation for installation (if any) has been satisfied, or installation is substantially complete, and/or customer acceptance provisions have lapsed, provided collections of the related receivable are probable. In the event of a delay in the installation of our products caused by the customer, we may seek acceptance of the system and warranty commencement after shipment and transfer of title, but prior to completion of installation. Revenue recorded as a result of these customer acceptances is reduced by an amount representing the fair-value of installation services. In these instances, revenue is recorded only if the product has met product specifications prior to shipment and management deems that no significant uncertainties as to product performance exist. The Company believes the change in accounting principle is preferable based on guidance provided in SEC Staff Accounting Bulletin No. 101 (SAB 101), "Revenue Recognition in Financial Statements." The cumulative effect of the change in accounting principle, $18.9 million or $0.89 per share (diluted), was reported as a charge in the quarter ended March 31, 2000 in the accompanying consolidated statements of operations.

        Costs incurred for shipping and handling are included in cost of sales. Costs associated with sales incentives offered to employees and outside sales representation firms are recorded in selling, general and administrative expense in the period when revenue is recognized.

        The cumulative effect of this change in accounting principle includes system revenue, cost of sale and certain expenses, including warranty and commission expenses, which will be recognized when both installation and customer acceptance provisions are satisfied, subsequent to January 1, 2000.

        The Company generally recognizes revenue from spare parts sales upon shipment. The Company sells service contracts for which revenue is recognized ratably over the contract period. The Company recognizes revenue from licensing and technology support agreements ratably over the contract period, or the estimated useful life of the licensed technologies, whichever is shorter.

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

Impact of recently issued accounting standards and SEC Staff Accounting Bulletins

        In October 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-lived Assets ("SFAS 144"), which superseded SFAS No. 121, Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to Be Disposed of ("SFAS 121"). Although retaining many of the fundamental recognition and measurement provisions of SFAS 121, the new rules significantly change the criteria that would have to be met to classify an asset as held-for-sale. The statement also supersedes certain provisions of Accounting Principles Board Opinion No. 30, Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, and requires expected future operating losses from discontinued operations to be displayed in discontinued operations in the period or periods in which the losses are incurred rather than as of the measurement date, as previously required. The Company adopted SFAS 144 on January 1, 2002. The adoption of SFAS 144 did not have a material impact on the Company's consolidated financial position, results of operations or cash flows for the year ended December 31, 2002.

        In July 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities ("SFAS 146"). SFAS 146 requires that a liability for costs associated with an exit or disposal activity be recognized and measured initially at fair value only when the liability is incurred. SFAS 146 is effective for exit or disposal activities that are initiated after December 31, 2002. SFAS addresses costs associated with restructuring activities that are currently accounted for under Emerging Issues Task Force ("EITF") Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring). The scope of SFAS 146 also covers termination benefits that employees who are involuntarily terminated receive under the terms of a one-time benefit arrangement, costs related to terminating a contract that is not a capital lease and costs to consolidate facilities. SFAS 146 is effective for exit or disposal activities that are initiated after December 31, 2002. The Company does not expect the adoption of SFAS 146 to have a material impact on its operating results or financial position.

        On December 31, 2002, the FASB issued Statement of Financial Accounting Standards No. 148, "Accounting for Stock-Based Compensation—Transition and Disclosure" (SFAS 148). SFAS 148 amends FASB Statement No. 123, "Accounting for Stock-Based Compensation", to provide alternative methods of transition to the fair value method of accounting for stock-based employee compensation. In addition, SFAS 148 amends the disclosure provisions of Statement 123 to require disclosure in the summary of significant accounting policies of the effects of an entity's accounting policy with respect to stock-based employee compensation on reported net income and earnings per share in annual and interim financial statements. SFAS 148 is effective for fiscal years ending after December 15, 2002, with earlier application permitted. The Company does not expect the adoption of SFAS 148 to have a material impact on its operating results or financial position.

        In November 2002, the FASB issued FASB Interpretation No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others ("FIN 45"). FIN 45 requires that upon issuance of a guarantee, the guarantor must recognize a liability for the fair value of the obligation it assumes under that guarantee. The disclosure provisions of FIN 45 are effective for financial statements of interim or annual periods that end after December 15, 2002. The Company has determined that the requirements of FIN 45 apply to its accrued warranty, and to certain guarantees given to its customers, both express and implied, relating to indemnification of potential lawsuits and latent product defects. The Company has complied with the disclosure provisions of FIN 45 as of December 31, 2002. The provisions for initial recognition and measurement are effective on a prospective basis for guarantees that are issued or modified after December 31, 2002, irrespective of a guarantor's year-end. The Company has not yet determined the impact of the adoption of the recognition requirements criteria of FIN 45 on its results of operations or financial position.

        In January 2003, the FASB issued FASB Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46"). FIN 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. FIN 46 applies to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. The Company has not yet determined the impact of the adoption of FIN 46 on its results of operations or financial position.

        In November 2002, the Emerging Task Force issued EITF 00-21, "Accounting for Revenue Arrangements with Multiple Deliverables". EITF 00-21 addresses how to account for arrangements that may involve delivery or performance of multiple products, services and/or rights to use assets, and when and, if so, how an arrangement involving multiple deliverables should be divided into separate units of accounting. It does not change otherwise applicable revenue recognition criteria. It applies to arrangements entered into in fiscal periods beginning after June 15, 2003, with early adoption permitted. The Company has not yet determined the impact of the adoption of EITF 00-21 on its results of operations or financial position.

Stock-based compensation

        At December 31, 2002, the Company had several stock-based employee compensation plans, which are described more fully in Note 14. The Company accounts for these plans under the intrinsic value method. No stock-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition method.

In thousands, except per share amounts	2002	2001	2000
Net loss as reported	$(25,382)	$(17,844)	$(9,157)
Total stock-based employee compensation expense, determined under fair value based method for all awards, net of related tax effects	$9,623	$7,598	$4,960
Pro forma net loss	$(35,592)	$(25,442)	$(14,117)
Net loss per share—basic, as reported	$(1.12)	$(0.81)	$(0.43)
Pro forma net loss per share—basic	$(1.62)	$(1.17)	$(0.68)
Net loss per share—diluted, as reported	$(1.12)	$(0.81)	$(0.43)
Pro forma net loss per share — diluted	$(1.62)	$(1.17)	$(0.68)

4.    BASIC AND DILUTED NET LOSS PER SHARE

        The following sets forth the computation of basic and diluted net income (loss) per share:

	Years Ended December 31,
In thousands, except per share amounts
	2002	2001	2000
Numerator:
Income (loss) before cumulative effect of a change in accounting principle	$(25,382)	$(17,844)	$9,726
Cumulative effect on prior years of the application of SAB 101 "Revenue Recognition in Financial Statements"	—	—	(18,883)

Net loss	$(25,382)	$(17,844)	$(9,157)

Denominator:
Denominator for earnings per share—basic	22,586	22,143	21,236
Effect of dilutive Employee Stock Options	—	—	—

Denominator for earnings per share—diluted	22,586	22,143	21,236

Net loss per share—basic
Income (loss) before cumulative effect of a change in accounting principle	$(1.12)	$(0.81)	$0.46

Cumulative effect on prior years of the application of SAB 101 "Revenue Recognition in Financial Statements"	—	—	$(0.89)

Net loss	$(1.12)	$(0.81)	$(0.43)

Net loss per share—diluted
Income (loss) before cumulative effect of a change in accounting principle	$(1.12)	$(0.81)	$0.46

Cumulative effect on prior years of the application of SAB 101 "Revenue Recognition in Financial Statements"	—	—	$(0.89)

Net loss	$(1.12)	$(0.81)	$(0.43)

        For the year ended December 31, 2002, options to purchase 4,505,000 shares of Common Stock at an average exercise price of $16.40 were excluded from the computation of diluted net loss per share as the effect would have been anti-dilutive. This compares to the exclusion of 3,346,000 options at an average exercise price of $17.84 for the year ended December 31, 2001 and 3,864,000 options at an average exercise price of $15.23 for the year ended December 31, 2000. Options are anti-dilutive when the Company has a net loss or when the exercise price of the stock option is greater than the average market price of the Company's Common Stock.

        In January 2003, the Company issued additional options to purchase 732,000 shares of Common Stock at an exercise price of $11.36 per share.

5.    COMPREHENSIVE INCOME

        Comprehensive income includes net income plus other comprehensive income. Other comprehensive income for the Company is comprised primarily of changes in unrealized gains or losses on available-for-sale securities, net of tax. Accumulated other comprehensive income consists of:

	December 31,
In thousands:
	2002	2001
Unrealized gains (losses) on:
Available-for-sale investments	$1,903	$2,421
Foreign exchange contracts	(19)	65

Accumulated other comprehensive income (loss) at end of year	$1,884	$2,486

6.    INVESTMENTS

        The Company classified all of its investments as "available for sale" as of December 31, 2002 and 2001. Accordingly, the Company states its investments at estimated fair value. Fair values are determined based on quoted market prices or pricing models using current market rates. The Company deems all investments to be available to meet current working capital requirements.

        The following is a summary of the Company's investments:

	December 31, 2002				December 31, 2001
		Accumulated Other Comprehensive				Accumulated Other Comprehensive
Available-for-sale Short-term investments, in thousands	Amortized Cost			Estimated Fair Value	Amortized Cost			Estimated Fair Value
		Gains	Losses			Gains	Losses
U.S. Treasury securities and obligations of U.S. government agencies	$25,405	$225	$—	$25,630	$17,355	$454	$21	$17,788
Obligations of states and political subdivisions	16,170	3	—	16,173	5,001	—	—	5,001
U.S. corporate debt securities	107,425	1,675	—	109,100	131,516	1,796	14	133,298
Corporate equity securities	35	—	—	35	146	206		352

	$149,035	$1,903	$—	$150,938	$154,018	$2,456	$35	$156,439

        The following is a reconciliation of the Company's investments to the balance sheet classifications at December 31:

In thousands	2002	2001
Cash equivalents	$11,587	$50,014
Short-term investments	139,351	106,425
Restricted investments	—	—

Investments, at estimated fair value	$150,938	$156,439

        Gross realized gains and losses were not material for the years ended December 31, 2002, 2001 and 2000.

        The gross amortized cost and estimated fair value of the Company's investments at December 31, 2002, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because the issuers of the securities may have the right to prepay obligations without prepayment penalties.

In thousands	Gross Amortized Cost	Fair Value
Due in one year or less	$105,392	$106,016
Due after one year through five years	43,643	44,922

	$149,035	$150,938

7.    BALANCE SHEET DETAILS

	December 31,
In thousands
	2002	2001
Inventories:
Raw materials	$12,094	$12,239
Work-in-process	10,289	11,001
Finished products	2,799	2,807

Total	$25,182	$26,047

Equipment and leasehold improvements, net:
Machinery and equipment	$32,772	$36,083
Leasehold Improvements	5,287	4,761
Office equipment and furniture	19,045	19,385

	$57,104	$60,229
Accumulated depreciation and amortization	(38,014)	(35,610)

Total	$19,090	$24,619

Accrued expenses:
Salaries and benefits	$3,247	$3,368
Warranty reserves	1,462	1,895
Reserve for losses on purchase order commitments	2,120	1,024
Other	4,132	3,656

Total	$10,961	$9,943

Warranty reserves

        The Company generally warrants its products for a period of 12 months from the date of customer acceptance for material and labor to repair the product; accordingly, a provision for the estimated cost of the warranty is recorded at the time revenue is recognized. Extended warranty terms, if granted, result in deferral of revenue equating to the Company's standard pricing for similar service contracts. The Company estimates the costs that may be incurred under its basic limited warranty and records a liability in the amount of such costs at the time the product is shipped. Recognition of the related warranty cost is deferred until product revenue is recognized. Factors that affect the Company's warranty liability include the number of installed units, historical and anticipated rates of warranty claims, and cost per claim. The Company periodically assesses the adequacy of its recorded warranty liabilities and adjusts the amounts as necessary.

        Changes in the Company's product liability are as follows:

	December 31,
In thousands
	2002	2001
Balance, beginning of the period	$1,895	$3,776
Warranties issued during the period	2,268	3,800
Settlements made during the period	(2,931)	(5,716)
Changes in liability for pre-existing warranties during the period, including expirations	230	35

Balance, end of the period	$1,462	$1,895

8.    NOTES PAYABLE

        In September 2002, the Company entered into a line of credit agreement with a brokerage firm. Under the terms of this agreement, the Company may borrow funds at a cost equal to the current Federal funds rate plus 100 basis points (2.25% as of December 31, 2002). Certain of the Company's cash, cash equivalents and short-term investments secure borrowings outstanding under this facility. Funds are advanced to the Company under this facility based on pre-determined advance rates on the cash and securities held by the Company in this brokerage account. This agreement has no set expiration date and there are no loan covenants, other than the aforementioned collateral requirement. As of December 31, 2002, $9.0 million was outstanding under this facility, with a related collateral requirement of approximately $12.9 of the Company's cash, cash equivalents and short-term investments. Additionally, the Company had short-term borrowings of $0.8 million outstanding under other credit facilities.

9.    DEFERRED RENT

        In 2002, in conjunction with a $3.2 million sale/leaseback transaction, the Company recorded a deferred rent credit equal to the excess of the sale proceeds over the adjusted basis in the equipment sold. During the three-year term of this agreement, the deferred rent credit will be amortized as an offset to rental expense. At December 31, 2002, credits of $0.7 million and $1.1 million representing the short-term and long-term portions of deferred rent, respectively, were carried as liabilities on the Company's consolidated balance sheet.

        As part of the Company's review of its lease commitments, certain matters were identified related to prior financial reporting periods that necessitated the recording of additional expenses. Such matters were related to (i) the extension of the Company's lease of its headquarters building in November 1999 and (ii) the lease of an additional building in March 2000. Accordingly, for the three months ended December 31, 2002, the Company has recorded additional rent expense, net of related depreciation of (i) $1.2 million and (ii) $0.5 million. The Company does not believe these amounts are material to the periods in which they should have been recorded, nor does it believe the prospective correction of such amounts during the year ended December 31, 2002 is material to its consolidated operating results for such year. The impact on prior financial reporting periods would be as follows: net loss for the three month periods ended September 30, 2002, June 30, 2002 and March 31, 2002 would be increased by $0.1 million ($0.01 per share); net loss for the year ended December 31, 2001 would be increased by $0.6 million ($0.03 per share); net loss for the year ended December 31, 2000 would be increased by

$0.6 million ($0.03 per share): and net loss for the year ended December 31, 1999 would be increased by $0.1 million ($0.00 per share).

10.    COST OF DISCONTINUED PRODUCTS AND INVENTORY WRITEDOWN

        As a direct result of worsening conditions in the semiconductor industry in particular, and the general economy as a whole, the Company discontinued or suspended development of certain advanced reduction lithography programs, including 157nm, and discontinued certain 1X products and platforms. Additionally, the Company significantly reduced its revenue outlook for 2003. As a result, the Company recognized inventory write-downs of $5.6 million and additional purchase order commitment reserves of $1.1 million for the year ended December 31, 2002.

        As a result of dramatically worsening conditions in the semiconductor industry, heightened by the events of the terrorist attack on September 11, 2001, which further weakened the U.S. and world economies, the Company decided to discontinue its XLS reduction stepper production and focus its efforts on developing next-generation platforms for its reduction technologies, principally 157nm. As a result of this decision, the Company recognized inventory write-downs of $11.1 million for the year ended December 31, 2001.

11.    RESTRUCTURE OF OPERATIONS

        In September 2002, in response to worsening conditions in the semiconductor industry in particular, and the general economy as a whole, the Company decided to reduce its workforce by approximately 15% and to cease or suspend activities related to certain engineering and administrative initiatives. As a result of this decision, the Company recognized a restructuring charge of $4.3 million, or $0.19 per share for the three-month period ended September 30, 2002. The Company reduced this charge by $0.2 million during the three-month period ended December 31, 2002, primarily as a result of canceling its plans to exit a certain building and an adjustment of its international severance costs. Of the total net charge for the year ended December 31, 2002 of $4.1 million, the cash component included employee severance costs of $0.9 million, contract termination fees of $0.2 million and facility closure costs of $0.1 million. The non-cash component of this charge included $2.5 million of impairment to the carrying value of equipment and leasehold improvements and $0.3 million of impairment to prepaid expenses and other current assets.

        As of December 31, 2002, the accrued but unpaid amount of these restructuring costs was $0.3 million. Cash components of accrued restructuring costs, and amounts charged against the plan as of December 31, 2002, relative to the September 2002 restructure of operations, were as follows:

(in millions)	Beginning Accrual Balance	Expenditures	Adjustments	December 31, 2002
Employee severance costs	$1.0	$(0.8)	$(0.1)	$0.1
Facility closure costs	0.2	—	(0.1)	0.1
Other costs	0.2	(0.1)	—	0.1

Total	$1.4	$(0.9)	$(0.2)	$0.3

        In September 2001, the Company reached a decision to consolidate its manufacturing operations and eliminate approximately 20% of its workforce. As a result of this decision, the Company recognized a restructuring charge of $12.0 million, or $0.54 per share (diluted) in the quarter ended

September 30, 2001. Additionally, the Company recognized restructuring charges of $0.3 million, or $0.01 per share (diluted) in the quarter ended December 31, 2001, primarily related to employee severance costs of $0.6 million (from additional personnel actions) and higher fixed asset disposal costs of $0.4 million, partially offset by revised facility closure and other cost estimates of $0.7 million. Of the full-year charge of $12.3 million, non-cash components included a $4.1 million impairment charge for intangible assets related to the Company's XLS reduction product platform acquired in 1998 and a $1.5 million impairment charge for fixed assets disposed of in conjunction with the consolidation of manufacturing facilities. The cash components of this charge included $4.0 million for estimated expenditures related to the closure of facilities, $2.5 million for employee severance costs and $0.1 million of other restructuring costs. As of December 31, 2002, the amount of restructuring costs accrued but unpaid was $2.2 million.

        Components of accrued restructuring expenses and amounts charged against the plan as of December 31, 2002 were as follows:

(in millions)	Beginning Accrual Balance	Expenditures	Adjustments	December 31, 2001	Expenditures	December 31, 2002
Facility closure costs	$4.3	$(0.8)	$(0.3)	$3.2	$(1.0)	$2.2
Employee severance costs	1.9	(1.4)	0.6	1.1	(1.1)	—
Other costs	0.5	(0.1)	(0.4)	—	—	—

Total	$6.7	$(2.3)	$(0.1)	$4.3	$(2.1)	$2.2

12.    SHUTDOWN OF OPERATIONS

        During the quarter ended June 30, 2000, the Company shut down the operations of its UltraBeam unit. As a direct result of this decision, the Company recognized a charge in the quarter ended June 30, 2000 of $8.0 million, or $0.38 per share (diluted). During the quarter ended September 30, 2000, the Company recognized an additional charge of $1.7 million, or $0.08 per share (diluted) primarily attributed to revised estimates of amounts to be realized upon the disposition of operating assets. Of the full-year charge of $9.7 million, approximately $6.8 million related to the disposition of operating and capital assets, $0.4 million related to termination benefits associated with the termination of 14 employees, $2.3 million related to facilities and other non-employee amounts paid for shutdown and $0.2 million related to other liabilities. There were no significant revisions to the original termination provisions established by the Company. At December 31, 2002, there were no outstanding payables or accruals associated with this charge.

13.    GAIN ON SALE OF LAND

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

14.    STOCK BASED COMPENSATION

1993 Stock Option Plan

        Under the Company's 1993 Stock Option Plan, as amended, qualified employees, non-employee Board members and consultants may receive options to purchase shares of Common Stock at 85% to 100% of fair value at certain specified dates. These options generally vest in equal monthly installments over a period of approximately four years, with a minimum vesting period of twelve months from grant date, and generally expire ten years from date of grant. In 2002, the Company granted options with non-standard vesting periods that allow vesting as early as twelve months from date of grant if certain performance targets are met, and defer any vesting until fifty months from date of grant if performance targets are not met. The plan terminates on the earlier of February 28, 2011 or the date on which all shares available for issuance under the plan have been issued. The plan contains an automatic share increase feature pursuant to which the share reserve will automatically increase on the first trading day in January of each calendar year, beginning with the 2002 calendar year and continuing through and including calendar year 2006, by an amount equal to four percent (4%) of the total number of shares of Common Stock outstanding on the last trading day in December of the immediately preceding calendar year, but in no event would such annual increase exceed 1.7 million shares, subject to adjustment in the event of certain changes to the Company's capital structure. Under the plan, approximately 676,000 options, 184,000 options and 603,000 options were available for issuance at December 31, 2002, 2001 and 2000, respectively.

1998 Supplemental Stock Option/Stock Issuance Plan

        Under the Company's 1998 Supplemental Stock Option/Stock Issuance Plan, as amended, qualified employees may receive options to purchase shares of Common Stock at 100% or above of fair value at certain specified dates. These options generally vest in equal monthly installments over a period of approximately four years, with a minimum vesting period of twelve months from grant date, and generally expire ten years from date of grant. In 2002, the Company granted options with non-standard vesting periods that allow vesting as early as twelve months from date of grant if certain performance targets are met, and defer any vesting until fifty months from date of grant if performance targets are not met. The plan will terminate on the earlier of October 19, 2008, or the date on which all shares available for issuance under the plan have been issued. Under the plan, approximately 130,000 options, 218,000 options and 354,000 options were available for issuance at December 31, 2002, 2001 and 2000, respectively.

        A summary of the Company's stock option activity, and related information follows:

	2002		2001		2000
	Options	Weighted-Average Exercise Price	Options	Weighted-Average Exercise Price	Options	Weighted-Average Exercise Price
Outstanding at January 1	3,346,280	$17.84	3,863,819	$15.23	3,427,520	$16.11
Granted	1,850,050	$14.00	835,819	$25.70	1,522,500	$13.98
Exercised	(84,495)	$14.26	(1,073,116)	$13.67	(286,120)	$9.88
Forfeited	(606,438)	$17.33	(280,242)	$21.24	(800,081)	$18.53

Outstanding at December 31	4,505,397	$16.40	3,346,280	$17.84	3,863,819	$15.23

        At December 31, 2002, options outstanding were as follows:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Options	Weighted-Average Remaining Contractual Life (Years)	Weighted-Average Exercise Price	Options	Weighted-Average Exercise Price
$0.0500-$ 8.4100	117,425	2.59	$2.36	107,425	$1.79
$10.8750-$13.3750	703,924	6.74	$12.50	498,762	$12.62
$13.4300-$14.8750	2,059,014	8.78	$14.08	255,602	$14.67
$14.9375-$17.5000	362,373	6.02	$16.34	278,952	$16.61
$17.6250-$19.7500	420,743	5.55	$18.13	380,002	$18.09
$20.0000-$33.6250	841,918	7.31	$26.48	532,680	$27.57

$0.0500-$33.6250	4,505,397	7.50	$16.40	2,053,423	$17.74

Employee Stock Purchase Plan

        Under the provisions of the Company's Employee Stock Purchase Plan, virtually all employees may purchase Common Stock through payroll deductions at 85% of the lower of the fair market value of the Common Stock on the first or last day of the offering period. Prior to February 2001, the offering period was twelve months, with one annual purchase date. In February 2001, the Company commenced a plan that allows twenty-four month offering periods with semi-annual purchase dates. Under the Plan, approximately 317,000 shares and 409,000 shares of Common Stock were reserved and available for issuance at December 31, 2002 and 2001, respectively.

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

	2002	2001	2000
Expected life (in years): stock options	3.5	3.5	3.5
Expected life (in years): Employee Stock Purchase Plan	1.0	1.0	1.0
Risk-free interest rate	2.22%	3.5%	5.2%
Volatility factor	0.73	0.61	0.57
Dividend yield	0%	0%	0%

        The weighted-average expected life of stock options is computed assuming a multiple-point approach with annual vesting periods. The weighted-average fair value per share of stock options granted during 2002, 2001 and 2000 were $6.98, $12.09 and $6.18, respectively.

        The weighted average fair value of purchase rights granted under the Company's Employee Stock Purchase Plan during 2002, 2001 and 2000 were $5.24, $6.43 and $7.34, respectively.

        For purposes of pro forma disclosures, the estimated fair value of options granted is amortized to expense over the stock options' vesting period and the Employee Stock Purchase Plan's six month purchase period. Stock option grants are divided into annual vesting periods, resulting in the recognition of approximately 50% of the total compensation expense of the grant in the first year. Additionally, the potential tax benefit associated with the issuance of incentive stock options is not reflected until realized upon the disqualifying disposition of the shares. The Company's pro forma information was disclosed in Note 1 to the consolidated financial statements.

15.    STOCKHOLDERS' EQUITY

Treasury Stock

        In April 2000, the Company's Board of Directors authorized the purchase of up to 2,000,000 shares of the Company's Common Stock at prevailing market prices. This authorization was rescinded in January 2003. In conjunction with this resolution, the Company purchased 475,000 shares of Common Stock at a cost of $6.9 million.

        In January 2003, the Company's Board of Directors authorized the purchase of up to 5 million shares of the Company's Common Stock at prevailing market prices.

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

        Shares reserved for issuance under the plan were 350,000 at December 31, 2002.

16.    EMPLOYEE BENEFIT PLANS

Employee bonus plans

        The Company currently sponsors a profit sharing plan and an executive incentive bonus plan that distribute employee awards based on the achievement of predetermined operating income targets. The Company has not recognized expense under these various employee bonus plans for 2002, 2001 and 2000.

Employee savings and retirement plans

        The Company sponsors a 401(k) employee salary deferral plan that allows voluntary contributions by all full-time employees of from 1% to 20% of their pretax earnings. In 2001 and 2000, the Company's Board of Directors elected to provide Company matching of employee contributions up to a maximum of $2,000 per employee. In conjunction with this benefit plan, the Company recognized $0.0 million, $0.7 million and $0.6 million of expense for the years ended December 31, 2002, 2001 and 2000, respectively.

        The Company sponsors an executive non-qualified deferred compensation plan (the "Plan") that allows qualifying executives to defer current cash compensation. At December 31, 2002, Plan assets and liabilities were approximately $0.4 million and $0.5 million, respectively, and are included in the Company's balance sheet under the captions "other assets" and "other liabilities." In conjunction with this plan, the Company recognized $0.1 million of expense for the year ended December 31, 2002, and $0.0 million for the years ended December 31, 2001 and 2000.

17.    INCOME TAXES

        The domestic and foreign components of income (loss) before income taxes and cumulative adjustments are as follows:

	Years Ended December 31,
In thousands
	2002	2001	2000
Domestic	$(30,950)	$(18,074)	$10,834
Foreign	702	1,268	1,325

Income (loss) before income taxes	$(30,248)	$(16,806)	$12,159

        Income taxes included the following:

	Years Ended December 31,
In thousands
	2002	2001	2000
Federal:
Current	$(4,985)	$(644)	$1,035
Deferred	—	859	(859)

	(4,985)	215	176
State:
Current	(45)	187	80
Deferred	—	—	—

	(45)	187	80
Foreign:
Current	164	636	2,177
Deferred	—	—	—

	164	636	2,177

Total income tax provision	$(4,866)	$1,038	$2,433

        The difference between the provision for income taxes and the amount computed by applying the U.S. federal statutory rate (35 percent) to income before income taxes is explained below:

	Years Ended December 31,
In thousands
	2002	2001	2000
Tax computed at statutory rate	$(10,587)	$(5,882)	$4,256
State income taxes, net of federal benefit	(29)	122	52
Foreign taxes	(82)	192	1,713
Non-taxable income	—	—	(6,609)
Tax exempt income	—	—	—
Credits for research and development	—	—	—
Tax settlements	(3,811)	—	—
Losses not benefited	9,659	6,325	2,353
Other, net	(16)	281	668

Income tax provision	$(4,866)	$1,038	$2,433

        Significant components of deferred income tax assets and liabilities are as follows:

In thousands	2002	2001
Deferred tax assets:
Net operating loss carryforwards	$25,266	$15,336
Inventory valuation	6,073	6,987
Bad debt reserve	123	203
Basis difference in assets	8,839	—
Tax credit carryforwards	12,334	4,106
Warranty reserves	539	727
Deferred license income	3,305	9,643
Deferred product and services income	2,223	295
Other non-deductible accruals and reserves	5,311	6,162

Total deferred tax assets	64,013	43,459
Valuation allowance	(64,013)	(43,459)

Net deferred tax assets	$—	$—

Total deferred tax liabilities	$—	$—

Net deferred tax assets	$—	$—

        Based upon the weight of available evidence, which includes the Company's historical operating performance and carry back potential, the Company has determined that a valuation allowance continues to be necessary.

        The net valuation allowance increased by $20.6 million, $17.6 million and $3.2 million during the years ended December 31, 2002, 2001 and 2000, respectively. Approximately $7.5 million of the valuation allowance as of December 31, 2002 is attributable to stock options, the benefit of which will be credited to paid-in capital when realized.

        As of December 31, 2002, the Company had net operating loss carryforwards for federal and state tax purposes of $67.7 million and $31.7 million, respectively. The Company also had federal research and development tax credit carryforwards of approximately $4.0 million. The federal and state net operating loss carryforwards will expire at various dates beginning in year 2003 through 2022, if not utilized. The tax credit carryforwards will expire at various dates beginning in 2011 through 2022, if not utilized.

        Utilization of the Company's net operating loss and tax credits may be subject to substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code and similar state provisions. Such an annual limitation could result in the expiration of the net operating losses and credits before utilization.

18.    COMMITMENTS AND CONTINGENCIES

        The Company leases its facilities, and certain equipment under operating leases expiring through December 2015. Under certain of its leasing arrangements, the Company is subject to letter of credit requirements, escalation charges and also retains certain renewal options. As of December 31, 2002, the minimum annual rental commitments are as follows:

(in thousands)
2003	$4,971
2004	4,831
2005	4,812
2006	4,144
2007	4,267
Thereafter	12,214

$35,239

        Rent expense was approximately $7.0 million, $5.4 million and $6.0 million for the years ended December 31, 2002, 2001 and 2000, respectively.

        Under terms of certain of the Company's leases, the Company is obligated to provide a $2.0 million bank letter of credit as security to the landlord. In January 2003, the Company replaced its existing unsecured bank letter of credit with a facility restricting $2.0 million of the Company's cash and cash equivalents.

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

19.    FINANCIAL GUARANTEES

        The Company's off-balance sheet transactions consist of certain financial guarantees, both express and implied, related to product liability, infringement of intellectual property and latent product defects. Other than liabilities recorded pursuant to known product defects, at December 31, 2002, the Company did not record a liability associated with these guarantees, as the Company has little or no history of costs associated with such indemnification requirements. Contingent liabilities associated with product liability may be mitigated by insurance coverage the Company maintains.

        In September 2002, the Company entered into a line of credit agreement with a brokerage firm. Certain of the Company's cash, cash equivalents and short-term investments secure borrowings outstanding under this facility. Funds are advanced to the Company under this facility based on pre-determined advance rates on the cash and securities held by the Company in this brokerage account. This agreement has no set expiration date.

        During 2002, the Company received proceeds of $3.2 million in conjunction with a sale/leaseback transaction. To provide additional security to the lessor, the Company granted a security interest in certain of its other equipment having a net book value of approximately $1.2 million at December 31, 2002. The term of this lease transaction ends June 2005.

REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

To The Board Of Directors and Stockholders Of Ultratech Stepper, Inc.

We have audited the accompanying consolidated balance sheets of Ultratech Stepper, Inc. as of December 31, 2002 and 2001, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2002. Our audits also included the financial statement schedule listed in the index at Item 15(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Ultratech Stepper, Inc. at December 31, 2002 and 2001, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

San Jose, California
January 17, 2003

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        Not applicable.

PART III

        Certain information required by Part III is omitted from this Report in that the Registrant will file a definitive proxy statement within 120 days after the end of its fiscal year pursuant to Regulation 14A for its 2003 Annual Meeting of Stockholders to be held June 5, 2003 and the information included therein is incorporated herein by reference as set forth below.

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        The information concerning the Company's directors required by this Item is incorporated by reference from the Item captioned "Election of Directors" in the Company's Proxy Statement for the 2003 Annual Meeting of Stockholders (the "Proxy Statement"). The information required by this Item relating to the Company's executive officers is included under the caption "Executive Officers of the Registrant" in Part I of this Annual Report on Form 10-K.

ITEM 11.    EXECUTIVE COMPENSATION

        The information required by this Item is incorporated by reference from the Item captioned "Executive Compensation" in the Proxy Statement.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        The information required by this Item is incorporated by reference from the Items captioned "Election of Directors," "Ownership of Securities" and "Equity Compensation Information for Plans or Individual Arrangements with Employees and Non-Employees" in the Proxy Statement.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        The information required by this Item is incorporated by reference from the item captioned "Certain Relationships and Related Transactions" in the Proxy Statement.

ITEM 14.    CONTROLS AND PROCEDURES

        Based on their evaluation, as of a date within 90 days of the filing of this Form 10-K, the Company's Chief Executive Officer and Chief Financial Officer have concluded the Company's disclosure controls and procedures (as defined in Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934) are effective. There have been no significant changes in internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

        Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to management to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. Management is further required to apply judgement in evaluating the cost-benefit relationship of possible controls and procedures.

PART IV

ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

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

          (3)    Exhibits

    The following exhibits are referenced or included in this report:

Exhibit	Description
2.1(1)	Asset Purchase Agreement, dated March 8, 1993, among Registrant, General Signal Corporation and General Signal Technology Corporation.
3.1(1)	Amended and Restated Certificate of Incorporation of the Registrant, filed October 6, 1993.
3.1.1(3)	Certificate of Amendment of the Amended and Restated Certificate of Incorporation of the Company, dated May 17, 1995.
3.1.2(7)	Certificate of Amendment of the Amended and Restated Certificate of Incorporation of the Registrant, filed June 17, 1998.
3.2(3)	Bylaws of Registrant, as amended.
3.2.1 (13)	Amendment to Bylaws of Registrant as amended.
4.5(1)	Specimen Common Stock Certificate of Registrant.
4.6(5)	Shareholder Rights Agreement between Registrant and the First National Bank of Boston, filed on February 11, 1997, as amended on March 18, 1998.
4.6.1(9)	Second Amendment to Shareholder Rights Agreement dated February 11, 1997 between Registrant and BankBoston, N.A. (formerly known as the First National Bank of Boston) as of October 12, 1998, and Certification of Compliance with Section 27 thereof.
10.1(17)	1993 Stock Option/Stock Issuance Plan (Amended and Restated as of January 2, 2003).
10.42(1)	Form of Indemnification Agreement entered into between the Registrant and each of its officers and directors.
10.43	Form of Indemnification Agreement entered into between the Registrant and certain officers.
10.5(1)	Standard Industrial Lease—Single Tenant, Full Net between The Equitable Life Assurance Society of the United States, as Landlord, and Registrant, as Tenant, dated August 27, 1993.
10.5.1	First Amendment to Lease between The Equitable Life Assurance Society of the United States, as Landlord, and Registrant, as Tenant, dated November 1999.

10.6(2)	Profit Sharing Plan.
10.7(14)	1995 Employee Stock Purchase Plan (Amended and Restated as of October 17, 2000).
10.8(15)	1998 Supplemental Stock Option/Stock Issuance Plan (Amended and Restated effective January 29, 2002).
10.9(11)	Employment agreement between Registrant and Mr. Bruce R. Wright, Senior Vice President, Finance and Chief Financial Officer.
10.10(16)	Brokerage Line of Credit Agreement with Donaldson, Lufkin & Jenrette, dated September 20, 2002.
10.11(6)	Asset Purchase Agreement, dated May 19, 1998, by and among the Registrant, Ultratech Stepper East, Inc. (formerly known as Ultratech Acquisition Sub, Inc., formerly known as Ultratech Capital, Inc., formerly known as Ultratech Stepper Capital, Inc.), Integrated Solutions, Inc., and Integrated Acquisition Corp.
10.11.1(8)	Amendment to the Asset Purchase Agreement, dated May 19, 1998, by and among the Registrant, Ultratech Stepper East, Inc. (formerly known as Ultratech Acquisition Sub, Inc., formerly known as Ultratech Capital, Inc., formerly known as Ultratech Stepper Capital, Inc.), Integrated Solutions, Inc., and Integrated Acquisition Corp.
10.12 (14)	Lease Agreement between Montague LLC, As Landlord, and Registrant, As Tenant dated November 22, 1999.
10.13 (14)	Lease Agreement between Judith Ann Spinelli, as lessor, and Registrant, as lessee dated December 28th, 1999, regarding the leased building premises known as 16 Jonspin Road, Wilmington, Massachusetts.
21	Subsidiaries of Registrant.
23	Consent of Ernst & Young LLP, Independent Auditors.
24	Power of Attorney (contained in Signature page hereto).
99.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

(14)
Previously filed with the Company's 2000 Annual Report on Form 10-K (Commission File No. 0-22248).

(15)
Previously filed with the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2002 (Commission File No. 0-22248).

(16)
Previously filed with the Company's Quarterly Report on Form 10-Q for the quarter ended September 28, 2002 (Commission File No. 0-22248).

(17)
Previously filed with the Company's Current Report on Form S-8, dated February 14, 2003.

(b)
Reports on Form 8-K.

      Current Reports on Form 8-K, dated November 21, 2002 and December 20, 2002, were filed during the quarter ended December 31, 2002, reporting updates to the Company's quarterly teleconference guidance.

  (c)
  Exhibits. See list of exhibits under (a)(3) above.

  (d)
  Financial Statement Schedules. See list of schedules under (a)(2) above.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunder duly authorized.

ULTRATECH STEPPER, INC.
By:	/s/ ARTHUR ZAFIROPOULO Arthur Zafiropoulo Chairman of the Board, Chief Executive Officer and President	Date: March 26, 2003

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

Signature	Title	Date

/s/ ARTHUR ZAFIROPOULO Arthur Zafiropoulo	Chairman of the Board of Directors, Chief Executive Officer (Principal Executive Officer) and President	March 26, 2003
/s/ BRUCE WRIGHT Bruce Wright	Senior Vice President, Finance, Chief Financial Officer and Secretary (Principal Financial and Accounting Officer)	March 26, 2003
/s/ KENNETH LEVY Kenneth Levy	Director	March 26, 2003

/s/ GREGORY HARRISON Gregory Harrison	Director	March 26, 2003
/s/ RICK TIMMINS Rick Timmins	Director	March 26, 2003
/s/ THOMAS D. GEORGE Thomas D. George	Director	March 26, 2003
/s/ JOEL GEMUNDER Joel Gemunder	Director	March 26, 2003
/s/ NICHOLAS KONIDARIS Nicholas Konidaris	Director	March 26, 2003
/s/ VINCENT F. SOLLITTO Vincent F. Sollitto	Director	March 26, 2003

CERTIFICATIONS

        I, Arthur Zafiropoulo, certify that:

        1.    I have reviewed this annual report on Form 10-K of Ultratech Stepper, Inc.;

        2.    Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

        3.    Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

        4.    The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          a)    Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

          b)    Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

          c)    Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

        5.    The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

          a)    All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b)    Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

        6.    The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 26, 2003	/s/ ARTHUR ZAFIROPOULO Arthur Zafiropoulo Chief Executive Officer

        I, Bruce Wright, certify that:

        1.    I have reviewed this annual report on Form 10-K of Ultratech Stepper, Inc.;

        2.    Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

        3.    Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

        4.    The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          a)    Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

          b)    Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

          c)    Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

        5.    The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

          a)    All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b)    Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

        6.    The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 26, 2003	/s/ BRUCE WRIGHT Bruce Wright Chief Financial Officer

SCHEDULE II

ULTRATECH STEPPER, INC.
VALUATION AND QUALIFYING ACCOUNTS
(in thousands)

Description	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts	Deductions (1)	Balance at End of Period
Allowance for doubtful accounts
Year ended December 31, 2000
Trade accounts receivable	$2,046	$(446)	$(1,207)	$(66)	$327
Leases receivable	4,293	237	673	(5,203)	—

	$6,339	$(209)	$(534)	$(5,269)	$327

Year ended December 31, 2001
Trade accounts receivable	$327	$216	$—	$(3)	$540
Leases receivable	—	—	—	—	—

	$327	$216	$—	$(3)	$540

Year ended December 31, 2002
Trade accounts receivable	$540	$(213)	$—	$(13)	$314
Leases receivable	—	—	—	—	—

	$540	$(213)	$—	$(13)	$314

(1)
Deduction represent write-offs against reserve account balances.

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
  ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
  ITEM 11. EXECUTIVE COMPENSATION
  ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
  ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
  ITEM 14. CONTROLS AND PROCEDURES
PART IV
  ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K
SIGNATURES
CERTIFICATIONS
  SCHEDULE II
ULTRATECH STEPPER, INC. VALUATION AND QUALIFYING ACCOUNTS (in thousands)