Form 10-Q
period 2003-03-29
ULTRATECH STEPPER INC
filed 2003-05-12
CIK 909791

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM  10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended March 29, 2003

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number 0-22248

ULTRATECH STEPPER, INC.

(Exact name of registrant as specified in its charter)

DELAWARE	94-3169580
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3050 Zanker Road, San Jose, California	95134
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code	(408) 321-8835

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

Yes	☒	No	☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes	☒	No	☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date:

Class	Outstanding as of May 1, 2003
common stock, $.001 par value	22,761,944

ULTRATECH STEPPER, INC.

PART 1.                                                 FINANCIAL  INFORMATION

Item 1.           Condensed Consolidated Financial Statements

ULTRATECH STEPPER, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)	Mar. 29, 2003	Dec. 31, 2002*
	(Unaudited)
ASSETS

Current assets:
Cash, cash equivalents and short-term investments	$157,888	$157,529
Accounts receivable, net	11,888	12,870
Inventories	20,941	25,182
Income taxes receivable	—	1,179
Prepaid expenses and other current assets	939	1,627
Total current assets	191,656	198,387

Equipment and leasehold improvements, net	18,061	19,090

Restricted cash	2,000	—

Demonstration inventories, net	4,006	2,208

Intangible assets, net	762	858

Other assets	1,633	1,823
Total assets	$218,118	$222,366

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Notes payable	$9,456	$9,769
Accounts payable	6,278	6,719
Deferred product and service income	5,899	6,293
Deferred license income	7,535	8,463
Other current liabilities	13,773	14,983
Total current liabilities	42,941	46,227

Other liabilities	3,992	4,385

Stockholders’ equity:
Common Stock	23	23
Additional paid-in capital	198,668	198,069
Accumulated other comprehensive income, net	1,699	1,884
Treasury Stock	(6,867)	(6,867)
Accumulated deficit	(22,338)	(21,355)
Total stockholders’ equity	171,185	171,754
Total liabilities and stockholders’ equity	$218,118	$222,366

* The Balance Sheet as of December 31, 2002 has been derived from the audited financial statements at that date.

See accompanying notes to condensed consolidated financial statements.

ULTRATECH STEPPER, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended
(In thousands, except per share amounts)	Mar. 29, 2003	Mar. 30, 2002
Net sales:
Products	$18,636	$14,879
Services	2,436	2,445
Licenses	928	2,461
Total net sales	22,000	19,785
Cost of sales:
Cost of products sold	12,325	10,048
Cost of services	1,541	1,805
Total cost of sales	13,866	11,853
Gross profit	8,134	7,932

Operating expenses:
Research, development, and engineering	4,591	5,828
Amortization of intangible assets	95	95
Selling, general, and administrative	5,106	6,081

Operating loss	(1,658)	(4,072)
Interest expense	(66)	(3)
Interest and other income, net	1,051	1,653

Loss before tax	(673)	(2,422)
Income taxes	310	—

Net loss	$(983)	$(2,422)

Earnings per share - basic:
Net loss	$(0.04)	$(0.11)
Number of shares used in per share computations - basic	22,680	22,485
Earnings per share - diluted:
Net loss	$(0.04)	$(0.11)
Number of shares used in per share computations - diluted	22,680	22,485

See accompanying notes to condensed consolidated financial statements

ULTRATECH STEPPER, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended
(In thousands)	Mar. 29, 2003	Mar. 30, 2002

Cash flows from operating activities:
Net loss	$(983)	$(2,422)
Charges to income not affecting cash	2,473	2,460
Net effect of changes in operating assets and liabilities	1,959	(6,152)
Net cash generated by (used in) operating activities	3,449	(6,114)

Cash flows from investing activities:
Capital expenditures	(904)	(550)
Net decrease (increase) in available-for-sale securities	2,270	(4,769)
Net increase in restricted cash	(2,000)	—
Net cash used in investing activities	(634)	(5,319)

Cash flows from financing activities:
Net repayment of notes payable	(348)	—
Proceeds from issuance of Common Stock	585	1,381
Net cash provided by financing activities	237	1,381

Net effect of exchange rate changes on cash	(5)	(66)

Net increase (decrease) in cash and cash equivalents	3,047	(10,118)

Cash and cash equivalents at beginning of period	18,178	62,729

Cash and cash equivalents at end of period	$21,225	$52,611

See accompanying notes to condensed consolidated financial statements

Ultratech Stepper, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

March 29, 2003

(1)  Description of Business

Ultratech Stepper, Inc. develops, manufactures and markets photolithography equipment designed to reduce the cost of ownership for manufacturers of integrated circuits, including advanced packaging processes and various nanotechnology components, including thin film head magnetic recording devices. The Company supplies step-and-repeat systems based on one-to-one imaging technology to customers located throughout North America, Europe, Japan and the rest of Asia.

In evaluating its business segments, the Company gave consideration to the Chief Executive Officer’s review of financial information and the organizational structure of the Company’s management. Based on this review, the Company concluded that, at the present time, resources are allocated and other financial decisions are made based, primarily, on consolidated financial information. Accordingly, the Company has determined that it operates in one business segment, which is the manufacture and distribution of photolithography equipment to manufacturers of integrated circuits and nanotechnology components.

(2) Summary of Significant Accounting Policies

BASIS OF PRESENTATION - The unaudited condensed consolidated financial statements have been prepared by the Company in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments considered necessary for fair presentation have been included.

Operating results for the three-month period ended March 29, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003, or any future period.

USE OF ESTIMATES – The preparation of the financial statements and related disclosures, in conformity with accounting principles generally accepted in the United States, requires management to make estimates and judgments that affect the reported amounts in the financial statements and accompanying notes. On an ongoing basis, management evaluates its estimates, including those related to inventories, warranty obligations, purchase order commitments, bad debts, income taxes, intangible assets, restructuring and contingencies and litigation. Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

REVENUE RECOGNITION – The Company recognizes revenues on system sales when the contractual obligation for installation (if any) has been satisfied, or installation is substantially complete, and/or customer acceptance provisions have lapsed, provided collections of the related receivable are probable. In the event of a delay in the installation of our products caused by the customer, we may seek acceptance of the system and warranty commencement after shipment and transfer of title, but prior to completion of installation. Revenue recorded as a result of these customer acceptances is reduced by an amount representing the fair-value of installation services. In these instances, revenue is recorded only if the product has met product specifications prior to shipment and management deems that no significant uncertainties as to product performance exist. The Company generally recognizes revenue from spare parts sales upon shipment. The Company sells service contracts for which revenue is recognized ratably over the contract period. The Company recognizes revenue from licensing and technology support agreements ratably over the contract period, or the estimated useful life of the licensed technologies, whichever is shorter.

BASIC AND DILUTED NET LOSS PER SHARE - The following sets forth the computation of basic and diluted net loss per share:

	Three Months Ended
(Unaudited, in thousands, except per share amounts)	Mar. 29, 2003	Mar. 30, 2002

Numerator:
Net loss	$(983)	$(2,422)

Denominator:
Denominator for basic net loss per share	22,680	22,485
Effect of dilutive employee stock options	—	—
Denominator for diluted net loss per share	22,680	22,485

Earnings per share - basic:
Net loss	$(0.04)	$(0.11)

Earnings per share - diluted:
Net loss	$(0.04)	$(0.11)

For the three-month period ended March 29, 2003, options to purchase 5,080,000 shares of Common Stock at an average exercise price of $15.84 were excluded from the computation of diluted net loss per share, as the effect would have been anti-dilutive. This compares to the exclusion of 4,673,000 options at an average exercise price of $16.55 per share for the three-month period ended March 30, 2002. Options are anti-dilutive when the Company has a net loss or when the exercise price of the stock option is greater than the average market price of the Company’s Common Stock.

STOCK-BASED COMPENSATION - On December 31, 2002, the FASB issued Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure” (SFAS 148).  SFAS 148 amends FASB Statement No. 123, “Accounting for Stock-Based Compensation”, to provide alternative methods of transition to the fair value method of accounting for stock-based employee compensation.  In addition, SFAS 148 amends the disclosure provisions of Statement 123 to require disclosure in the summary of significant accounting policies of the effects of an entity’s accounting policy with respect to stock-based employee compensation on reported net income and earnings per share in annual and interim financial statements.  SFAS 148 is effective for fiscal years ending after December 15, 2002, with earlier application permitted.

At March 29, 2003, the Company had several stock-based employee compensation plans, including stock option plans and an employee stock purchase plan. The Company accounts for these plans under the intrinsic value method. No stock-based employee compensation cost is reflected in net income (loss), as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net loss and earnings per share if the Company had applied the fair value recognition method.

	Three months ended
In thousands, except per share amounts	Mar. 29 2003	Mar. 30, 2002
Net loss as reported	$(983)	$(2,422)
Total stock-based employee compensation expense, determined under fair value based method for all awards, net of related tax effects	$(2,177)	$(2,496)
Pro forma net loss	$(3,160)	$(4,918)

Net loss per share - basic, as reported	$(0.04)	$(0.11)
Pro forma net loss per share - basic	$(0.14)	$(0.23)

Net loss per share - diluted, as reported	$(0.04)	$(0.11)
Pro forma net loss per share - diluted	$(0.14)	$(0.23)

(3) Inventories

Inventories consist of the following:

(In thousands)	Mar. 29, 2003	Dec. 31, 2002
	(Unaudited)
Raw materials	$12,375	$12,094
Work-in-process	7,403	10,289
Finished products	1,163	2,799
	$20,941	$25,182

(4) Notes Payable and Letter of Credit

The Company has a line of credit agreement with a brokerage firm. Under the terms of this agreement, the Company may borrow funds at a cost equal to the current Federal funds rate plus 100 basis points (2.25% as of March 29, 2003). Certain of the Company’s cash, cash equivalents and short-term investments secure borrowings outstanding under this facility. Funds are advanced to the Company under this facility based on pre-determined advance rates on the cash and securities held by the Company in this brokerage account. This agreement has no set expiration date and there are no loan covenants. As of March 29, 2003, $9.0 million was outstanding under this facility, with a related collateral requirement of approximately $12.9 million of the Company’s cash, cash equivalents and short-term investments. Additionally, the Company had short-term borrowings of $0.5 million outstanding under other credit facilities.

Under terms of certain of the Company’s leases, the Company has provided a $2.0 million bank letter of credit as security to the landlord. In January, in conjunction with this letter of credit, the Company granted a security interest in $2.0 million of the Company’s cash and cash equivalents. The Company’s use of these funds is restricted, and they have been segregated on the Company’s balance sheet at March 29, 2003.

(5) Other Current Liabilities

Other current liabilities consist of the following:

(In thousands)	Mar. 29, 2003	Dec. 31, 2002
	(Unaudited)
Salaries and benefits	$2,260	$3,247
Warranty reserves	1,689	1,462
Advance billings	758	1,024
Income taxes payable	772	440
Accrued restructuring cost	2,179	2,558
Reserve for losses on purchase order commitments	2,116	2,120
Other	3,999	4,132
	$13,773	$14,983

Warranty reserves

The Company generally warrants its products for a period of 12 months from the date of customer acceptance for material and labor to repair the product; accordingly, a provision for the estimated cost of the warranty is recorded at the time revenue is recognized. Extended warranty terms, if granted, result in deferral of revenue approximating the Company’s standard pricing for similar service contracts. The Company estimates the costs that may be incurred under its basic limited warranty and records a liability in the amount of such costs at the time the product is shipped. Recognition of the related warranty cost is deferred until product revenue is recognized. Factors that affect the Company’s warranty liability include the number of installed units, historical and anticipated rates of warranty claims, and cost per claim. The Company periodically assesses the adequacy of its recorded warranty liabilities and adjusts the amounts as necessary.

Changes in the Company’s product liability are as follows:

	Three months ended
In thousands	Mar. 29, 2003	Mar. 30, 2002
Balance, beginning of the period	$1,462	$1,895
Warranties issued during the period	911	636
Settlements made during the period	(684)	(850)
Balance, end of the period	$1,689	$1,681

(6) Deferred Rent

In 2002, in conjunction with a $3.2 million sale/leaseback transaction, the Company recorded a deferred rent credit equal to the excess of the sale proceeds over the adjusted basis in the equipment sold. During the three-year term of this agreement, the deferred rent credit will be amortized as an offset to rental expense. At March 29, 2003, credits of $0.7 million and $0.8 million representing the short-term and long-term portions of deferred rent, respectively, were carried as liabilities on the Company’s condensed consolidated balance sheets.

For the three month period ended December 31, 2002, as part of the Company’s review of its lease commitments, certain matters were identified related to prior financial reporting periods that necessitated the recording of additional expenses. Such matters were related to (i) the extension of the Company’s lease of its headquarters building in November 1999 and (ii) the lease of an additional building in March 2000. The Company does not believe these amounts are material to the periods in which they should have been recorded. Had this adjustment been recorded in the proper periods, the impact for the three-month period ended March 30, 2002 would be an increase to the net loss of $0.1 million ($0.01 per share).

(7) Reporting Comprehensive Loss

The components of comprehensive loss are as follows:

	Three Months Ended
(Unaudited, in thousands, except per share amounts)	Mar. 29, 2003	Mar. 30, 2002

Numerator:
Net loss	$(983)	$(2,422)

Denominator:
Denominator for basic net loss per share	22,680	22,485
Effect of dilutive employee stock options	—	—
Denominator for diluted net loss per share	22,680	22,485

Earnings per share - basic:
Net loss	$(0.04)	$(0.11)

Earnings per share - diluted:
Net loss	$(0.04)	$(0.11)

Accumulated other comprehensive income presented in the accompanying condensed consolidated balance sheets consists entirely of accumulated unrealized gains or losses on available-for-sale securities and the effect of exchange rate changes on foreign exchange forward contracts. The unrealized gain on available-for-sale securities is not currently adjusted for income taxes, as a result of the Company’s operating loss carry forward.

Accumulated other comprehensive income consists of the following:

In thousands:	Mar. 29, 2003	Dec. 31, 2002
Unrealized gains (losses) on:
Available-for-sale investments	$1,723	$1,903
Foreign exchange contracts	(24)	(19)
Accumulated other comprehensive income (loss) at end of period	$1,699	$1,884

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

As of March 29, 2003, the accrued but unpaid amount of these restructuring costs was $0.2 million. Cash components of accrued restructuring costs as of March 29, 2003, and amounts charged against the plan for the three-month period then ended, relative to the September 2002 restructure of operations, were as follows:

(in millions)	Balance at Dec. 31, 2002	Expenditures	Balance at Mar. 29, 2003

Facility closure costs	$0.1	$(0.1)	$—
Employee severance costs	0.1	(0.1)	—
Other costs	0.2	—	0.2
Total	$0.4	$(0.2)	$0.2

In September 2001, the Company reached a decision to consolidate its manufacturing operations and eliminate approximately 20% of its workforce. As a result of this decision, the Company recognized a restructuring charge of $12.0 million, or $0.54 per share (diluted) in the quarter ended September 30, 2001. Additionally, the Company recognized restructuring charges of $0.3 million, or $0.01 per share (diluted) in the quarter ended December 31, 2001, primarily related to employee severance costs of $0.6 million (from additional personnel actions) and higher fixed asset disposal costs of $0.4 million, partially offset by revised facility closure and other cost estimates of $0.7 million. Of the full-year charge of $12.3 million, non-cash components included a $4.1 million impairment charge for intangible assets related to the Company’s XLS reduction product platform acquired in 1998 and a $1.5 million impairment charge for fixed assets disposed of in conjunction with the consolidation of manufacturing facilities. The cash components of this charge included $4.0 million for estimated expenditures related to the closure of facilities, $2.5 million for employee severance costs and $0.1 million of other restructuring costs. As of March 29, 2003, the amount of restructuring costs accrued but unpaid was $2.0 million.

Cash components of accrued restructuring costs as of March 29, 2003, and amounts charged against the plan for the three-month period then ended, relative to the September 2001 restructure of operations, were as follows:

(in millions)	Balance at Dec. 31, 2002	Expenditures	Balance at Mar. 29, 2003

Employee severance costs	$—	$—	$—
Facility closure costs	2.2	(0.2)	2.0
Other costs	—	—	—
Total	$2.2	$(0.2)	$2.0

(9) Recent Accounting Pronouncements

In November 2002, the Emerging Task Force issued EITF 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables”. EITF 00-21 addresses how to account for arrangements that may involve delivery or performance of multiple products, services and/or rights to use assets, and when and, if so, how an arrangement involving multiple deliverables should be divided into separate units of accounting.  It does not change otherwise applicable revenue recognition criteria. It applies to arrangements entered into in fiscal periods beginning after June 15, 2003, with early adoption permitted. The Company has not yet determined the impact of the adoption of EITF 00-21 on its results of operations or financial position.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW

Certain of the statements contained herein may be considered forward-looking statements under Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that involve a number of risks and uncertainties, such as cyclicality in the Company’s served markets, including the current severe downturn in the semiconductor industry; delays, deferrals and cancellations of orders by customers; expiration of technology support and licensing arrangements, and the resulting adverse impact on the Company’s licensing revenues; timing and degree of success of technologies licensed to outside parties; product concentration and lack of product revenue diversification; high degree of industry competition; lengthy development cycles for advanced lithography technologies and applications; mix of products sold; lengthy sales cycles, including the timing of system acceptances; inventory obsolescence; asset impairment; manufacturing inefficiencies and the ability to volume produce systems; integration and development of laser thermal processing operations; the ability and resulting costs to attract or retain sufficient personnel to achieve the Company’s targets for a particular period; sole or limited sources of supply; international sales; customer concentration, rapid technological change and the importance of timely product introductions; future acquisitions; changes to financial accounting standards; intellectual property matters; environmental regulations; effects of certain anti-takeover provisions; volatility of stock price; and any adverse effects of terrorist attacks in the United States or elsewhere, or government responses thereto, or military actions in Iraq, Afghanistan and elsewhere, on the economy, in general, or on our business in particular. Such risks and uncertainties are described in the Company’s filings with the SEC, including the company’s Annual Report on Form 10-K for the year ended December 31, 2002.  In addition, the recent outbreak of Severe Acute Respiratory Syndrome (SARS) may have an adverse affect on business activities, particularly in Asia, which could adversely affect the company’s business.

Due to these and additional factors, certain statements, historical results and percentage relationships discussed below are not necessarily indicative of the results of operations for any future period.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The Company’s discussion and analysis of its financial condition and results of operations are based upon the Company’s consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these consolidated financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities at the date of the consolidated financial statements. By their nature, these estimates and judgments are subject to an inherent degree of uncertainty. On an on-going basis, the Company evaluates its estimates, including those related to inventories, warranty obligations, purchase order commitments, bad debts, income taxes, intangible assets, restructuring and contingencies and litigation. Management bases its estimates and judgments on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

Revenue from spare parts sales is generally recognized upon shipment. Deferred income related to service revenue is recognized ratably over the life of the related service contract. Deferred income relative to the Company’s licensing activities is recognized over the estimated useful life of the licensed technologies, or the contract period of any technology transfer support arrangements.

Inventories and Purchase Order Commitments

The Company estimates and reserves for the effects on inventory and purchase order commitments of obsolescence and unrealizable carrying values based upon estimates of future demand for its products and market conditions. With the exception of certain long lead-time items, principally optical components, the Company presently records reserves for inventories and purchase order commitments in excess of 18 months of production demand. Due to the cyclical nature of the Company’s business, during periods of peak demand, the Company has shortened this production outlook to 12 months of production demand. Had the Company used a 12-month production demand horizon as of March 29, 2003, additional inventory and purchase order commitment reserves of $0.1 million would be required. Should actual production demand differ from management’s estimates, revisions to inventory write-downs and purchase order commitment reserves would be required.

Warranty Obligations

The Company provides for the estimated cost of its product warranties at the time revenue is recognized. The Company’s warranty obligation is affected by product failure rates, material usage rates and the efficiency by which the product failure is corrected. Should actual product failure rates, material usage rates and labor efficiencies differ from the Company’s estimates, revisions to the estimated warranty liability would be required.

Bad Debt

The Company maintains an allowance for estimated losses resulting from the inability of its customers to make required payments. If the financial condition of the Company’s customers were to deteriorate, or even a single customer was otherwise unable to make payments, additional allowances may be required. The average selling price of the Company’s systems is in excess of $1.5 million. Accordingly, a single customer default could have a material adverse effect on the Company’s results of operations.

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

The following discussion should be read in conjunction with the Company’s 2002 Annual Report on Form 10-K, which is available from the Company upon request.

RESULTS OF OPERATIONS

Factors that have caused results to fluctuate significantly in the past and most likely will continue to significantly impact results in the future, and could cause actual results to differ materially, include the following: cyclicality in the Company’s served markets, including the current severe downturn in the semiconductor and nanotechnology industries; delays, deferrals and cancellations of orders by customers; customer concentration; high degree of industry competition; market acceptance of new products and enhanced versions of the Company’s existing products; lengthy and costly development cycles for lithography and laser thermal processing technologies and applications; integration and development of Verdant operations; mix of products sold; timing of new product announcements and releases by the Company or its competitors; expiration of technology support and licensing arrangements, and the resulting adverse impact on the Company’s licensing revenues; product discounts; changes in pricing by the Company, its competitors or suppliers; timing and degree of success of technologies licensed to outside parties; product concentration and lack of product revenue diversification; outcome of litigation; lengthy sales and manufacturing cycles and the pattern of capital spending by customers, including the timing of system acceptances; inventory obsolescence; manufacturing inefficiencies and the ability to volume produce systems; the ability and resulting costs to attract or retain sufficient personnel to achieve the Company’s targets for a particular period; dilutive effect of employee stock option grants on net income per share, which is largely dependent upon the Company attaining profitability and the market price of the Company’s stock; sole or limited sources of supply; international sales; rapid technological change and the importance of timely product introductions; future acquisitions; changes to financial accounting standards; intellectual property matters; environmental regulations; any adverse effects of worldwide terrorist attacks on the economy in general or on our business in particular; political and economic instability throughout the world; business interruptions due to natural disasters or utility failures; and regulatory changes; and the other risk factors listed in this filing and other Company filings with the SEC. In addition, the recent outbreak of SARS may have an adverse affect on business activities, particularly in Asia, which could adversely affect the Company’s business. The Company undertakes no obligation to update any of its disclosures to reflect such future events.

The Company derives a substantial portion of its total net sales from sales of a relatively small number of newly manufactured systems, which typically range in price from $900,000 to $3.6 million for the Company’s 1X steppers. As a result of these high sale prices, the timing and recognition of revenue from a single transaction has had and most likely will continue to have a significant impact on the Company’s net sales and operating results for any particular period.

The Company’s backlog at the beginning of a period typically does not include all of the sales needed to achieve the Company’s sales objectives for that period. In addition, orders in backlog are subject to cancellation, shipment or customer acceptance delays, and deferral or rescheduling by a customer with limited or no penalties. Consequently, the Company’s net sales and operating results for a period have been and will continue to be dependent upon the Company obtaining orders for systems to be shipped and accepted in the same period in which the order is received. The Company’s business and financial results for a particular period could be materially adversely affected if an anticipated order for even one system is not received in time to permit shipment and customer acceptance during that period. Furthermore, a substantial portion of the Company’s shipments has historically been realized near the end of each quarter. Delays in installation and customer acceptance due, for example, to the inability of the Company to successfully demonstrate the agreed-upon specifications or criteria at the customer’s facility, or to the failure of the customer to permit installation of the system in the agreed upon time, may cause net sales in a particular period to fall significantly below the Company’s expectations, which may materially adversely affect the Company’s operating results for that period. Additionally, the failure to receive anticipated orders or delays in shipments due, for example, to rescheduling, delays, deferrals or cancellations by customers, additional customer configuration requirements, or to unexpected manufacturing difficulties or delays in deliveries by suppliers due to their long production lead times or otherwise, have caused and may continue to cause net sales in a particular period to fall significantly below the Company’s expectations, materially adversely affecting the Company’s operating results for that period. In particular, the long manufacturing cycles of the Company’s Saturn Spectrum family of wafer steppers, laser thermal processing systems and the long lead time for lenses and other materials, could cause shipments of such products to be delayed from one quarter to the next, which could materially adversely affect the Company’s financial condition and results of operations for a particular quarter.

Additionally, the need for continued expenditures for research and development, capital equipment, ongoing training and worldwide customer service and support, among other factors, will make it difficult for the Company to reduce its operating expenses in a particular period if the Company fails to achieve its net sales goals for the period.

Net sales

Net sales consist of revenues from system sales, spare parts sales, service and licensing of technologies. For the three months ended March 29, 2003, net sales were $22.0 million, an increase of 11% as compared with $19.8 million for the comparable period in 2002. System sales, a component of product sales, increased

26%, to $15.9 million, on a unit volume increase of 29%. The weighted-average selling prices of systems sold increased 15%, due primarily to a lower proportion of refurbished systems sold in the three months ended March 29, 2003, as compared to the comparable period in 2002. Geographically, the increase in unit volumes was attributable to a 400% increase in Japan, driven by demand for bump processing and nanotechnology tools. On a market segment basis, the increase in unit volumes was primarily attributable to demand from bump processing customers. The Company believes that a significant portion of its system sales will continue to be derived from bump processing customers, including bump-processing customers from Japan.

Spare part sales, a component of product sales, increased 22%, to $2.8 million for the three months ended March 29, 2003, as compared to $2.3 million in the comparable period in 2002. This increase was primarily attributable to certain system upgrades, and to the timing of certain spare parts shipments.

Revenues from services were $2.4 million for the three months ended March 29, 2003, essentially unchanged from the comparable period in 2002.

Revenues from licensing and licensing support arrangements declined to $0.9 million for the three months ended March 29, 2003, as compared with $2.5 million for the comparable period in 2002. This decline was a result of the expiration of a large technology support agreement in February 2002. The Company presently anticipates that revenues from licensing and licensing support arrangements will be approximately $0.9 million per quarter for the remainder of 2003.

At March 29, 2003, the Company had approximately $9.7 million of deferred revenue resulting from products shipped but not yet installed and accepted, as compared with $10.5 million at December 31, 2002. Deferred product and services income, which represents deferred revenue less related manufacturing and warranty costs, decreased approximately $0.4 million. During the three months ended March 29, 2003, deferred license income decreased by $0.9 million, to $7.5 million, as a result of amortization of proceeds received in prior periods.

Deferred income related to the Company’s products is recognized upon satisfying the contractual obligations for installation (if any) and/or customer acceptance. Deferred income related to service revenue is recognized over the life of the related service contract. Deferred income relative to the Company’s licensing activities is recognized over the estimated useful life of the licensed technologies, or the period of any technology transfer support arrangements. Amortization of license income results in current period license revenue.

On a product market application basis, system sales to the semiconductor industry were $12.3 million for the three months ended March 29, 2003, an increase of 8% as compared with system sales of $11.3 million for the comparable period in 2002. This increase was due primarily to a 49% increase in demand from bump processing customers. System sales to the nanotechnology market were $3.6 million for the three months ended March 29, 2003, an increase of 183% as compared with system sales of $1.3 million for the comparable period in 2002, primarily as a result of increased demand from optical device customers.

For the three months ended March 29, 2003, international net sales were $12.6 million, or 57% of total net sales, as compared with $7.4 million, or 37% of total net sales for the comparable period in 2002. The Company’s operations in foreign countries are not generally subject to significant exchange rate fluctuations, principally because sales contracts for the Company’s systems are generally denominated in U.S. dollars. In Japan, however, orders are often denominated in Japanese yen. This subjects the Company to the risk of currency fluctuations. The Company attempts to mitigate this exposure through the use of foreign exchange contracts; however, there can be no assurance of the success of any such efforts. International sales expose the Company to a number of additional risks, including fluctuations in the value of local currencies relative to the U.S. dollar, which, in turn, impact the relative cost of ownership of the Company’s products. (See “Additional Risk Factors: International Sales”).

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

Our served markets have been and are presently experiencing severe downturns due, in part, to the macro-economic conditions facing the U.S. and world economies. The Company expects that net sales for the quarter ending June 28, 2003 may be higher than net sales for the comparable period in 2002. However, the present SARS outbreak in Asia may have an adverse impact on the Company’s sales for the period ending June 28, 2003, as the Company has put in place travel restrictions effective for certain geographic areas. These travel restrictions, in turn, could result in delays in the installation and/or acceptance of the Company’s systems. The Company anticipates that it will experience an operating loss, and may experience a net loss, for the three-month period ending June 28, 2003.

The Company experienced weakness in its business during the three-month period ended September 30, 2002, as system revenue levels were significantly below that of the preceding and successive periods. The Company believes this weakness may have been seasonal. The Company’s present sales goal for the three-month period ending September 30, 2003 requires that a substantial number of new system orders, with near-term delivery dates, be obtained. The Company’s business has, in prior years, been subject to seasonality, although the Company believes such seasonality had been masked in more recent years by strong cyclical trends within the semiconductor and nanotechnology industries.

Should declines in the Company’s outlook for 2003 and 2004 occur, the Company may be required to take additional steps to reduce its future operating expenses and may also be required to increase its inventory and purchase order commitment reserve positions. These actions, if required, would materially adversely impact the Company’s financial condition and results of operations.

Because the Company’s net sales are subject to a number of risks, including intense competition in the capital equipment industry, uncertainty relating to the timing and market acceptance of the Company’s products and the condition of the macro-economy and the semiconductor industry, the Company may not exceed or maintain its current or prior level of net sales for any period in the future. Additionally, the Company believes that the market acceptance and volume production of its Saturn Spectrum 3e, its 300mm offerings, its laser thermal processing systems and its 1000 series family of wafer steppers, are of critical importance to its future financial results. To the extent that these products do not achieve significant sales due to difficulties involving manufacturing or engineering, the inability to reduce the current long manufacturing cycles for these products, competition, excess capacity in the semiconductor or nanotechnology device industries, customer acceptances, or any other reason, the Company’s business, financial condition and results of operations would be materially adversely affected.

Gross profit

The Company’s gross profit as a percentage of net sales, or gross margin, was 37.0% for the three months ended March 29, 2003, as compared with 40.1% for the comparable period in 2002. On a comparative basis, gross margins were adversely affected by lower licensing revenues, which have no related cost of sales, partially offset by cost savings associated with the Company’s restructuring of operations in September 2002 and the favorable impact of fewer refurbished system sales in the current period. Exclusive of licensing and licensing support revenues, gross margin was 34.2% for the three-month period ended March 29, 2003, as compared with 31.6% for the comparable period in 2002.

The Company’s gross profit as a percentage of sales has been and most likely will continue to be significantly affected by a variety of factors, including the mix of products sold; inventory and open purchase commitment reserve provisions; the rate of capacity utilization; product discounts and competition in the Company’s targeted markets; technology support and licensing revenues, which have little, if any, associated cost of sales; non-linearity of shipments during the quarter; the introduction of new products, which typically have higher manufacturing costs until manufacturing efficiencies are realized and which are typically discounted more than existing products until the products gain market acceptance; the percentage of international sales, which typically have lower gross margins than domestic sales principally due to higher field service and support costs; and the implementation of subcontracting arrangements.

The Company believes that gross margin for the quarter ending June 28, 2003 may be higher, as compared to the comparable period in 2002. Should the Company’s business outlook decline; the Company might incur a higher risk of inventory obsolescence and excess purchase commitments, which would materially adversely impact results of operations. Additionally, increased price-based competition may continue to contribute to further erosion of gross margin.

New products generally have lower gross margins until there is widespread market acceptance and until production and after-sales efficiencies can be achieved. Should significant market demand fail to develop for the Company’s 300mm offerings, its Saturn Spectrum 3e or the Verdant laser thermal processing system, the Company’s business, financial condition and results of operations would be materially adversely affected.

Research, development and engineering expenses

The Company’s research, development, and engineering expenses were $4.6 million for the three months ended March 29, 2003, as compared to $5.8 million for the comparable period in 2002. The year-over-year decline in spending was primarily attributable to the discontinuance of the Company’s advanced reduction stepper platforms and to other cost reduction measures implemented in the second half of 2002.

The Company continues to invest significant resources in the development and enhancement of its laser thermal processing systems and technologies, and its 1X optical products and related technologies. The Company presently expects that, as a result of the Company’s restructuring of operations in September 2002, the absolute dollar amount of research, development and engineering expenses for the quarter ending June 28, 2003 will be lower than expenses incurred for the comparable period in 2002. However, research, development and engineering expenses for the quarter ending June 28, 2003 are expected to increase significantly, as compared to the quarter ended March 29, 2003, primarily as a result of increased spending on laser thermal processing technologies and applications.

Amortization of intangible assets

Amortization of intangible assets was $0.1 million for the three-month periods ended March 29, 2003 and March 30, 2002.

Selling, general and administrative expenses

Selling, general, and administrative expenses were $5.1 million for the three-month period ended March 29, 2003, as compared with $6.1 million for the comparable period in 2002. As a percentage of net sales, selling, general, and administrative expenses decreased to 23.2%, as compared with 30.7% in the year-ago period. The year-over-year decline, in absolute dollars and as a percentage of net sales, was primarily attributable to cost containment measures implemented in the second half of 2002.

The Company presently anticipates that selling, general and administrative expenses for the three-month period ending June 28, 2003 will be lower than the comparable period in 2002, due primarily to the Company’s restructuring of operations in September 2002, but may be higher than levels incurred for the three months ended March 29, 2003.

Interest and other income, net

Interest and other income, net, which consists primarily of interest income, was $1.1 million for the three months ended March 29, 2003, as compared with $1.7 million for the comparable period in 2002. The decrease, relative to the comparable 2002 period, was primarily attributable to significantly lower interest rates on the Company’s investments and lower average invested balances.

The Company presently maintains an investment portfolio with a weighted-average maturity of less than one year. Consequently, changes in short-term interest rates have a major impact on the Company’s interest income. Future changes are expected to have a similar impact. The Company presently expects that interest and other income, net, for the three-month period ending June 28, 2003, will be significantly lower than levels achieved in the comparable period in 2002, primarily as a result of lower interest rates and lower invested balances, and will also be lower than levels achieved for the three-month period ended March 29, 2003.

Income tax expense

For the three months ended March 29, 2003, the Company recorded an income tax provision of $0.3 million. This provision is primarily related to taxable income in Japan, for which there is no corresponding net operating loss carry-forward benefit. The Company did not recognize a tax benefit for the three-month period ended March 30, 2002, and did not recognize a domestic tax benefit for the three-month period ended March 29, 2003, due to uncertainty related to the utilization of its federal net operating loss carry-forward.

The Company anticipates that it will recognize income tax expense during the remainder of 2003, primarily as a result of foreign income taxes. However, the Company believes that the tax rate in 2003 will be substantially less than the statutory rate, primarily as a result of available federal net operating loss carry-forwards.

Income taxes can be affected by estimates of whether, and within which jurisdictions, future earnings will occur and how and when cash is repatriated to the United States, combined with other aspects of an overall income tax strategy. Additionally, taxing jurisdictions could retroactively disagree with the Company’s tax treatment of certain items, and some historical transactions have income tax effects going forward. Accounting rules require these future effects to be evaluated using current laws, rules and regulations, each of which can change at any time and in an unpredictable manner. The Company believes it has adequately provided for any reasonably foreseeable outcome related to these matters, and it does not anticipate any material earnings impact from their ultimate resolutions.

LIQUIDITY AND CAPITAL RESOURCES

Net cash generated by operating activities was $3.4 million for the three months ended March 29, 2003, as compared with net cash used in operations of $6.1 million for the comparable period in 2002. Net cash generated by operating activities during the first three months of 2003 was primarily attributable to non-cash charges to income of $2.5 million and a net change in operating assets and liabilities of $2.0 million, partially offset by the Company’s net loss for the period of $1.0 million. The $2.0 million net change in operating assets and liabilities was primarily a result of a decline in inventories of $4.2 million, a decline in income taxes receivable of $1.2 million and a decline in accounts receivable of $1.0 million, partially offset by an increase in demonstration inventories of $2.0 million, a decrease in accrued salary and benefit costs of $1.0 million and a decrease in deferred licensing revenue of $0.9 million.

The Company believes that because of the relatively long manufacturing cycle of certain of its systems, particularly newer products, the Company’s inventories will continue to represent a significant portion of working capital. Currently, the Company is devoting significant resources to the development, introduction and commercialization of its Verdant laser thermal processing system and to the volume production of its Saturn Spectrum 3e and 300mm wafer steppers. The Company currently intends to continue to develop these products and technologies during the remainder of 2003, and will continue to incur significant operating expenses in the areas of research, development and engineering, manufacturing and general and administrative costs in order to further develop, produce and support these new products. Additionally, gross profit margins, inventory and capital equipment levels may be further adversely impacted in the future by costs associated with the initial production of the Verdant laser thermal processing system and by future generations of the Company’s Saturn Spectrum 3e and 300mm wafer steppers. These costs include, but are not limited to, additional manufacturing overhead, costs of demonstration systems and facilities, costs associated with managing multiple sites and the establishment of additional after-sales support organizations. Additionally, there can be no assurance that operating expenses will not increase, relative to sales, as a result of adding additional marketing and administrative personnel, among other costs, to support the Company’s new products. If the Company is unable to achieve significantly increased net sales or if its sales fall below expectations, the Company’s cash flow and operating results will be materially adversely affected until, among other factors, costs and expenses can be reduced. The failure of the Company to achieve its sales targets for these new products could result in additional inventory write-offs and asset impairment charges, either of which could materially adversely impact the Company’s results of operations.

The semiconductor and nanotechnology industries have been and are presently experiencing a severe downturn due, in part, to macro-economic conditions facing the U.S. and world economies. As a result, the Company has experienced significantly lower order rates for its systems and this trend may continue in the near-term. Prolonged weakness in the Company’s business would continue to place the Company’s inventories at a greater risk of obsolescence. Lower demand for the Company’s systems may continue to lead to additional inventory write-offs and purchase commitment reserves, which would materially adversely impact the Company’s results of operations. Additionally, worsening business conditions would increase the likelihood of further restructuring of operations and impairments to the Company’s assets, either of which would have a material adverse impact on results of operations.

During the three months ended March 29, 2003, net cash used in investing activities was $0.6 million, attributable to the designation of $2.0 million as restricted cash and capital expenditures of $0.9 million, partially offset by a net decrease in available-for-sale securities of $2.3 million. The requirement for restricted cash results from contractual provisions of a lease for certain of the Company’s facilities. This contractual commitment had previously been met through an unsecured letter of credit provided by a bank.

Net cash provided by financing activities was $0.2 million during the three-month period ended March 29, 2003, attributable to $0.6 million in proceeds received from the issuance of Common Stock under the Company’s employee stock purchase plan and its employee stock option plans, partially offset by repayment of notes payable of $0.3 million.

At March 29, 2003, the Company had working capital of $148.7 million. The Company’s principal source of liquidity at March 29, 2003 consisted of $157.9 million in cash, cash equivalents and short-term investments.

The Company has approximately $6.9 million of retained earnings in its foreign subsidiaries. Possible adverse tax consequences associated with repatriating these funds may effectively restrict their use to cash requirements in those specific jurisdictions.

During 2002, the Company received proceeds of $3.2 million in conjunction with a sale/leaseback transaction. To provide additional security to the lessor, the Company granted a security interest in certain of its other equipment having a net book value of approximately $1.2 million at March 29, 2003. The Company recorded a deferred rent credit equal to the excess of the sale proceeds over the adjusted basis in the equipment sold. During the three-year term of this agreement, the deferred rent credit will be amortized as an offset to rental expense. At March 29, 2003, credits of $0.7 million and $0.8 million representing the short-term and long-term portions of deferred rent, respectively, were carried as liabilities on the Company’s balance sheet.

In September 2002, the Company entered into a line of credit agreement with a brokerage firm. Under the terms of this agreement, the Company may borrow funds at a cost equal to the current Federal funds rate plus 100 basis points (2.25% as of March 29, 2003). Certain of the Company’s cash, cash equivalents and short-term investments secure borrowings outstanding under this facility. Funds are advanced to the Company under this facility based on pre-determined advance rates on the cash and securities held by the Company in this brokerage account. This agreement has no set expiration date and there are no loan covenants. As of March 29, 2003, $9.0 million was outstanding under this facility, with a related collateral requirement of approximately $12.9 million of the Company’s cash, cash equivalents and short-term investments. Additionally, the Company had short-term borrowings of $0.5 million outstanding under other credit facilities.

In January 2003, the Company’s Board of Directors authorized the purchase of up to 5.0 million shares of the Company’s Common Stock at prevailing market prices. As of May 1, 2003, the Company had not elected to repurchase shares under this arrangement. Should the Company decide to acquire its own shares in the open market, potentially large amounts of the Company’s cash, cash equivalents and short-term investments would be required.

The Company’s off-balance sheet transactions consist of certain financial guarantees, both expressed and implied, related to product liability, infringement of intellectual property and latent product defects. Other than liabilities recorded pursuant to known product defects, at March 29, 2003, the Company did not record a liability associated with these guarantees, as the Company has little or no history of costs associated with such indemnification requirements.

The following summarizes the Company’s contractual obligations at March 29, 2003, and the effect such obligations are expected to have on its liquidity and cash flows in future periods:

(in millions)	Total	Less than 1 year	1-3 years	After 3 years
Notes payable obligations	$9.3	$9.3	$—	$—
Non-cancelable capitalized lease obligations	0.2	0.2	—	—
Non-cancelable operating lease obligations - equipment	2.7	1.2	1.5	—
Non-cancelable operating lease obligations - buildings	31.1	3.6	7.9	19.6
Long-term vendor accounts payable	1.1	0.7	0.4	—
Total contractual cash obligations	$44.4	$15.0	$9.8	$19.6

At March 29, 2003, the Company had open purchase order commitments of approximately $19 million, primarily related to the purchase of inventories, equipment and leasehold improvements. The Company records reserves for purchase order commitments it deems in excess of normal operating requirements (see “Critical Accounting Policies and Estimates”).

The development and manufacture of new lithography systems and enhancements are highly capital-intensive. In order to be competitive, the Company believes it must continue to make significant expenditures for capital equipment; sales, service, training and support capabilities; systems, procedures and controls; and expansion of operations and research and development, among many other items. The Company expects that its cash, cash equivalents and short-term investments will be sufficient to meet the Company’s cash requirements for at least the next twelve months. However, in the near-term, the Company may continue to utilize existing and future lines of credit, and other sources of financing, in order to maintain its present levels of cash, cash equivalents and short-term investments. Beyond the next twelve months, the Company may require additional equity or debt financing to address its working capital or capital equipment needs. In addition, the Company may seek to raise equity or debt capital at any time that it deems market conditions to be favorable. Additional financing, if needed, may not be available on reasonable terms, or at all.

The Company may in the future pursue additional acquisitions of complementary product lines, technologies or businesses. Future acquisitions by the Company may result in potentially dilutive issuances of equity securities, the incurrence of debt and contingent liabilities and amortization expenses and impairment charges related to goodwill and other intangible assets, which could materially adversely affect the Company’s financial condition and results of operations. In addition, acquisitions involve numerous risks, including difficulties in the assimilation of the operations, technologies, personnel and products of the acquired companies; the diversion of management’s attention from other business concerns; risks of entering markets in which the Company has limited or no direct experience; and the potential loss of key employees of the acquired company. In the event the Company acquires product lines, technologies or businesses which do not complement the Company’s business, or which otherwise do not enhance the Company’s sales or operating results, the Company may incur substantial write-offs and higher recurring operating costs, which could have a material adverse effect on the Company’s business, financial condition and results of operations. In the event that any such acquisition does occur, there can be no assurance as to the effect thereof on the Company’s business or operating results.

Foreign currency

The Company uses foreign exchange contracts to hedge the risk that unremitted Japanese yen denominated receipts from customers for actual or forecasted sales of equipment after receipt of customer purchase orders may be adversely affected by changes in foreign currency exchange rates. As part of its overall strategy to manage the level of exposure to the risk of foreign currency exchange rate fluctuations, the Company attempts to hedge most of these Japanese yen denominated foreign currency exposures anticipated over the ensuing twelve-month period. At March 29, 2003, the Company had hedged these Japanese yen denominated exposures. To hedge this exposure, the Company used foreign exchange forward contracts that generally have maturities of nine months or less, which generally will be rolled over to provide continuing coverage throughout the year. The Company often closes foreign exchange sale contracts by purchasing an offsetting purchase contract. At March 29, 2003, the Company had contracts for the sale of $2.3 million of foreign currencies at fixed rates.

Additional Risk Factors

In addition to risks described in the foregoing discussions, the following risks apply to the Company and its business:

Cyclicality of Semiconductor and Nanotechnology Industries                                             The Company’s business depends in significant part upon capital expenditures by manufacturers of semiconductors, bumped semiconductors and nanotechnology components, including thin film head magnetic recording devices, which in turn depend upon the current and anticipated market demand for such devices and products utilizing such devices. The semiconductor industry historically has been highly cyclical and has experienced recurring periods of oversupply. This has, from time to time, resulted in significantly reduced demand for capital equipment including the systems manufactured and marketed by the Company. The semiconductor industry, which includes the semiconductor-packaging sector, is presently experiencing a severe downturn. The Company also believes that markets for new generations of semiconductors and semiconductor packaging will also be subject to similar fluctuations. The Company’s business and operating results would be materially adversely affected by continued downturns or slowdowns in the semiconductor packaging market or by loss of market share. Accordingly, the Company can give no assurance that it will be able to achieve or maintain its current or prior level of sales.

The Company attempts to mitigate the risk of cyclicality by participating in multiple markets including semiconductor, semiconductor packaging, thin film head and other nanotechnology sectors, as well as diversifying into new markets such as photolithography for optical networking (a nanotechnology application) and laser-based thermal annealing for implant activation and other applications. Despite such efforts, when one or more of such markets experiences a downturn or a situation of excess capacity, such as is presently occurring in the semiconductor, semiconductor packaging, optical networking and thin film head markets, the Company’s net sales and operating results are materially adversely affected.

During 2002, 2001 and 2000, approximately 20%, 33% and 18%, respectively, of the Company’s net sales were derived from sales to nanotechnology manufacturers, including micro systems, thin film heads and optical networking devices.

Highly Competitive Industry                                       The capital equipment industry in which the Company operates is intensely competitive. A substantial investment is required to install and integrate capital equipment into a semiconductor, semiconductor packaging or nanotechnology device production line. The Company believes that once a device manufacturer or packaging subcontractor has selected a particular vendor’s capital equipment, the manufacturer generally relies upon that equipment for the specific production line application and, to the extent possible, subsequent generations of similar products. Accordingly, it is difficult to achieve significant sales to a particular customer once another vendor’s capital equipment has been selected. The Company experiences intense competition worldwide from a number of leading stepper manufacturers, such as Nikon Inc. (“Nikon”), Canon, Inc. (“Canon”) and ASM Lithography (“ASML”), all of which have substantially greater financial, marketing and other resources than the Company. Nikon supplies a 1X stepper for use in the manufacture of liquid crystal displays and Canon, Nikon and ASML offer reduction steppers for thin film head fabrication. With respect to the semiconductor packaging and nanotechnology markets, the Company experiences intense competition from various proximity aligner companies such as Suss Microtec AG.

ASML, Canon and Nikon have each introduced i-line step-and-scan system as a lower cost alternative to the deep ultra-violet (DUV) step-and-scan system for use on the less critical layers. These systems compete with wide-field steppers, such as the Company’s Saturn and Titan steppers, for advanced mix-and-match applications. In addition, the Company believes that the high cost of developing new lithography tools has increasingly caused its competitors to collaborate with customers and other parties in various areas such as research and development, manufacturing and marketing, or to acquire other competitors, thereby resulting in a combined competitive threat with significantly enhanced financial, technical and other resources.

The Company expects its competitors to continue to improve the performance of their current products and to introduce new products with improved price and performance characteristics that will also compete directly with the Company’s products. This could cause a decline in sales or loss of market acceptance of the Company’s steppers, and thereby materially adversely affect the Company’s business, financial condition and results of operations. There can be no assurance that enhancements to, or future generations of, competing products will not be developed that offer superior cost of ownership and technical performance features.

The Company believes that to be competitive, it will require significant financial resources in order to continue to invest in new product development, features and enhancements, to introduce next generation stepper systems on a timely basis, and to maintain customer service and support centers worldwide. In marketing its products, the Company may also face competition from vendors employing other technologies. In addition, increased competitive pressure has led to intensified price-based competition in certain of the Company’s markets, resulting in lower prices and margins. Should these competitive trends continue, the Company’s business, financial condition and operating results would continue to be materially adversely affected. There can be no assurance that the Company will be able to compete successfully in the future.

With respect to the Company’s laser annealing technologies, marketed under the Verdant product name, the primary competition comes from rapid thermal annealing (“RTA”), which is the current manufacturing technology. RTA does not limit semiconductor device manufacturers from scaling their transistors to obtain improved performance. However, improved annealing technology results in faster transistors for a given size. RTA manufacturers recognize the need to reduce thermal cycle times and are working toward this goal. Several companies have published papers on their prototype annealing tools that incorporate flash lamp technology in order to reduce annealing times and increase anneal temperatures. The Company believes these tools are presently in the development phase. Additionally, competition to the Verdant products may come from other laser annealing tools, including those presently being used by the flat panel display industry to crystallize amorphous silicon. Manufacturers of these tools may try to extend the use of their technologies to semiconductor device applications. In July 2000, the Company licensed its then existing laser annealing technology, with reservations, to a manufacturer of semiconductor equipment. The Company presently anticipates this company will offer laser-annealing tools to the semiconductor industry that will compete with the Company’s offerings.

Foreign integrated circuit manufacturers have a significant share of the worldwide market for certain types of integrated circuits for which the Company’s systems are used. The Japanese stepper manufacturers are well established in the Japanese stepper market, and it is extremely difficult for non-Japanese lithography equipment companies to penetrate this market. Although the Company has experienced recent success in the introduction of its Saturn Spectrum family of wafer steppers into the Japanese marketplace, to date the Company has not established itself as a major competitor in the Japanese equipment market and there can be no assurance that the Company will be able to achieve significant sales to Japanese manufacturers in the future.

Development of New Product Lines; Expansion of Operations                                              Currently, the Company is devoting significant resources to the development, introduction and commercialization of its Verdant laser thermal processing systems and to enhancements of its Saturn Spectrum 3e and Saturn Spectrum 300e2 wafer steppers and related platforms. The Company intends to continue to develop these products and technologies during 2003, and will continue to incur significant operating expenses in the areas of research, development and engineering, manufacturing and general and administrative costs in order to further develop, produce and support these new products. Additionally, gross profit margins and inventory levels may be further adversely impacted in the future by costs associated with the initial production of its Verdant laser thermal processing systems and by future generations of its 1X-lithography systems. These costs include, but are not limited to, additional manufacturing overhead, additional inventory write-offs, costs of demonstration systems and facilities, costs associated with managing multiple sites and the establishment of additional after-sales support organizations. Additionally, there can be no assurance that operating expenses will not increase, relative to sales, as a result of adding additional marketing and administrative personnel, among other costs, to support the Company’s new products. If the Company is unable to achieve significantly increased net sales or if its sales fall below expectations, the Company’s operating results will be materially adversely affected.

The Company’s ability to commercialize its laser annealing, or laser thermal processing technologies, depends on its ability to demonstrate a manufacturing-worthy tool. The Company does not presently have in-house capability to fabricate devices. As a result, the Company must rely on partnering with companies to develop the laser anneal process. The development of new process technologies is largely dependent upon the Company’s ability to interest potential customers in working on joint process development. The Company’s ability to deliver timely solutions is also limited by wafer turnaround at the potential customer’s fabrication facility.

Lengthy Sales Cycles                          Sales of the Company’s systems depend, in significant part, upon the decision of a prospective customer to increase manufacturing capacity or to restructure current manufacturing facilities, either of which typically involves a significant commitment of capital. Many of the Company’s customers have cancelled the development of new manufacturing facilities and have substantially reduced their capital equipment budgets. In view of the significant investment involved in a system purchase, the Company has experienced and may continue to experience delays following initial qualification of the Company’s systems as a result of delays in a customer’s approval process. Additionally, the Company is presently receiving orders for systems that have lengthy delivery schedules, which may be due to longer production lead times or a result of customers’ capacity scheduling requirements. In order to maintain or exceed the Company’s present level of net sales, the Company is dependent upon obtaining orders for systems that will ship and be accepted in the current period. There can be no assurance that the Company will be able to obtain those orders. For these and other reasons, the Company’s systems typically have a lengthy sales cycle during which the Company may expend substantial funds and management effort in securing a sale. Lengthy sales cycles subject the Company to a number of significant risks, including inventory obsolescence and fluctuations in operating results, over which the Company has little or no control.

Customer and Market Concentrations                                 Historically, the Company has sold a substantial portion of its systems to a limited number of customers. For the three-month period ended March 29, 2003, five customers accounted for approximately 95% of the Company’s system revenue. In 2002, Intel Corporation accounted for 19% and Sumitomo Chemical Company, Ltd. accounted for 10% of the Company’s total net sales.

At March 29, 2003, one customer accounted for 42% of the Company’s system backlog. Cancellation, deferrals or rescheduling of orders by this customer would have a material adverse impact on the Company’s future results of operations.

During 2002, the Company experienced significant levels of order cancellations, delays and deferrals. In particular, the Company has removed from backlog a significant number of systems from a single customer because delivery may be deferred beyond one year. Company policy requires that orders with delivery dates beyond one year be excluded from reportable backlog.

The Company expects that sales to a relatively few customers will continue to account for a high percentage of its net sales in the foreseeable future and believes that the Company’s financial results depend in significant part upon the success of these major customers and the Company’s ability to meet their future capital equipment needs. Although the composition of the group comprising the Company’s largest customers may vary from period to period, the loss of a significant customer or any reduction in orders by any significant customer, including reductions due to market, economic or competitive conditions in the semiconductor, semiconductor packaging or nanotechnology industries or in the industries that manufacture products utilizing integrated circuits, thin film heads or other nanotechnology components, may have a material adverse effect on the Company’s business, financial condition and results of operations. The Company’s ability to maintain or increase its sales in the future depends, in part, on its ability to obtain orders from new customers as well as the financial condition and success of its existing customers, the semiconductor and nanotechnology industries and the economy in general.

In addition to the business risks associated with dependence on major customers, these significant customer concentrations have in the past resulted in significant concentrations of accounts receivable. These significant and concentrated receivables expose the Company to additional risks, including the risk of default by one or more customers representing a significant portion of the Company’s total receivables. If the Company were required to take additional accounts receivable reserves, its business, financial condition and results of operations would be materially adversely affected.

On a market application basis, sales to semiconductor packaging customers accounted for approximately 77% of system revenue for the three-month period ended March 29, 2003, and 53% of system revenue for the year ended December 31, 2002. The Company’s future results of operations and financial position would be materially adversely impacted by further downturns in this market segment, or by loss of market share.

Rapid Technological Change; Importance of Timely Product Introduction

The semiconductor and nanotechnology manufacturing industries are subject to rapid technological change and new product introductions and enhancements. The Company’s ability to be competitive in these and other markets will depend, in part, upon its ability to develop new and enhanced systems and related software tools, and to introduce these systems and related software tools at competitive prices and on a timely and cost-effective basis to enable customers to integrate them into their operations either prior to or as they begin volume product manufacturing. The Company will also be required to enhance the performance of its existing systems and related software tools. Any success of the Company in developing new and enhanced systems and related software tools depends upon a variety of factors, including product selection, timely and efficient completion of product design, timely and efficient implementation of manufacturing and assembly processes, product performance in the field and effective sales and marketing. Because new product development commitments must be made well in advance of sales, new product decisions must anticipate both future demand and the technology that will be available to supply that demand. There can be no assurance that the Company will be successful in selecting, developing, manufacturing or marketing new products and related software tools or enhancing its existing products and related software tools. Any such failure would materially adversely affect the Company’s business, financial condition and results of operations.

Because of the large number of components in the Company’s systems, significant delays can occur between a system’s introduction and the commencement by the Company of volume production of such systems. The Company has experienced delays from time to time in the introduction of, and technical and manufacturing difficulties with, certain of its systems and enhancements and related software tools and may experience delays and technical and manufacturing difficulties in future introductions or volume production of new systems or enhancements and related software tools.

The Company may encounter additional technical, manufacturing or other difficulties that could further delay future introductions or volume production of systems or enhancements. The Company’s inability to complete the development or meet the technical specifications of any of its systems or enhancements and related software tools, or its inability to manufacture and ship these systems or enhancements and related software tools in volume and in time to meet the requirements for manufacturing the future generation of semiconductor or nanotechnology devices would materially adversely affect the Company’s business, financial condition and results of operations. In addition, the Company may incur substantial unanticipated costs to ensure the functionality and reliability of its products early in the products’ life cycles. If new products have reliability or quality problems, reduced orders or higher manufacturing costs, delays in collecting accounts receivable and additional service and warranty expenses may result. Any of such events may materially adversely affect the Company’s business, financial condition and results of operations.

Intellectual Property Rights                                       Although the Company attempts to protect its intellectual property rights through patents, copyrights, trade secrets and other measures, it believes that any success will depend more upon the innovation, technological expertise and marketing abilities of its employees. Nevertheless, the Company has a policy of seeking patents when appropriate on inventions resulting from its ongoing research and development and manufacturing activities.  The Company owns various United States and foreign patents, which expire on dates ranging from March 2004 to May 2021 and has various United States and foreign patent applications pending. The Company also has various registered trademarks and copyright registrations covering mainly software programs used in the operation of its stepper systems. The Company also relies upon trade secret protection for its confidential and proprietary information. There can be no assurance that the Company will be able to protect its technology adequately or that competitors will not be able to develop similar technology independently. There can be no assurance that any of the Company’s pending patent applications will be issued or that U.S. or foreign intellectual property laws will protect the Company’s intellectual property rights. In addition, litigation may be necessary to enforce the Company’s patents, copyrights or other intellectual property rights, to protect the Company’s trade secrets, to determine the validity and scope of the proprietary rights of others or to defend against claims of infringement.  Such litigation could result in substantial costs and diversion of resources and could have a material adverse effect on the Company’s business, financial condition and results of operations, regardless of the outcome of the litigation. Patents issued to the Company may be challenged, invalidated or circumvented and the rights granted thereunder may not provide competitive advantages to the Company. Furthermore, others may independently develop similar products, duplicate the Company’s products or, if patents are issued to the Company, design around the patents issued to the Company. Additionally, the Company presently has several agreements in force to license certain of its technologies. Challenges to, or invalidation of, patents related to those technologies would expose the Company to the risk of forfeiture of revenues and further risk of damage claims.

On February 29, 2000, in the U.S. District Court of Virginia, the Company filed patent infringement lawsuits against Nikon, Canon and ASML. In April 2000, the Company reached a settlement with Nikon and in September 2001, the Company reached a settlement with Canon. The patent litigation case against ASML is ongoing. The Court has made a preliminary determination that ASML does not infringe the patent. The Company intends to appeal this preliminary determination of the Court. On October 12, 2001, the Company was sued in the District Court in Massachusetts for alleged infringement of certain patents owned by Silicon Valley Group, Inc. (“SVG”), a company acquired by ASML. The Company is in the process of defending against this claim and believes the claim is without merit.

With the exception of the SVG claim, there are no pending lawsuits against the Company regarding infringement claims with respect to any existing patent or any other intellectual property right. However, the Company has from time to time been notified of claims that it may be infringing intellectual property rights possessed by third parties. Some of the Company’s customers have received notices of infringement from Technivision Corporation and the Lemelson Medical, Education and Research Foundation, Limited Partnership alleging that the manufacture of certain semiconductor products and/or the equipment used to manufacture those semiconductor products infringes certain issued patents. The Company has been notified by certain of these customers that the Company may be obligated to defend or settle claims that the Company’s products infringe any of such patents and, in the event it is subsequently determined that the customer infringes any of such patents, they intend to seek reimbursement from the Company for damages and other expenses resulting from this matter.

Infringement claims by third parties or claims for indemnification resulting from infringement claims may be asserted in the future and such assertions, if proven to be true, may materially adversely affect the Company’s business, financial condition and results of operations, regardless of the outcome of any litigation. With respect to any such future claims, the Company may seek to obtain a license under the third party’s intellectual property rights. However, a license may not be available on reasonable terms or at all. The Company could decide, in the alternative, to resort to litigation to challenge such claims. Such challenges could be expensive and time consuming and could materially adversely affect the Company’s business, financial condition and results of operations, regardless of the outcome of any litigation.

Sole or Limited Sources of Supply                                   The Company relies heavily on outside suppliers and subcontractors to manufacture certain components and subassemblies in an attempt to maximize the Company’s available manufacturing capacity. The Company orders one of the most critical components of its technology, the glass for its 1X lenses, from suppliers on purchase orders. The Company designs the 1X lenses and provides the lens specifications to other suppliers that grind the lens elements. The Company then assembles and tests the optical 1X lenses in its metrology laboratory.  The Company has recorded the critical parameters of each of its optical lenses sold since 1982, and believes that such information enables it to supply lenses to its customers that match the characteristics of its customers’ existing lenses.

In addition to glass, the Company procures many of its other critical systems’ components, subassemblies and services from single outside suppliers or a limited group of outside suppliers in order to ensure overall quality and timeliness of delivery. Many of these components and subassemblies have significant production lead times. To date, the Company has been able to obtain adequate services and supplies of components and subassemblies for its systems in a timely manner.  However, disruption or termination of certain of these sources could result in a significant adverse impact on the Company’s ability to manufacture its systems. This, in turn, would have a material adverse effect on the Company’s business, financial condition and results of operations. The Company’s reliance on sole or a limited group of suppliers and the Company’s increasing reliance on subcontractors involve several risks, including a potential inability to obtain an adequate supply of required components due to the suppliers’ failure or inability to provide such components in a timely manner, or at all, and reduced control over pricing. Although the timeliness, yield and quality of deliveries to date from the Company’s subcontractors have been acceptable, manufacture of certain of these components and subassemblies is an extremely complex process, and long lead-times are required. Any inability to obtain adequate deliveries or any other circumstance that would require the Company to seek alternative sources of supply or to manufacture such components internally could delay the Company’s ability to ship its products, which could damage relationships with current and prospective customers and have a material adverse effect on the Company’s business, financial condition and results of operations.

International Sales                                        International net sales accounted for approximately 48% and 51% of total net sales for the years 2002 and 2001, respectively. For the three months ended March 29, 2003, international net sales accounted for approximately 57% of total net sales, as compared with 37% for the comparable period in 2002. The Company anticipates that international sales, which typically have lower gross margins than domestic sales, principally due to increased competition and higher field service and support costs, will continue to account for a significant portion of total net sales. As a result, a significant portion of the

Company’s net sales will continue to be subject to certain risks, including the current SARS outbreak in Asia, which could delay or curtail installation and acceptance of the Company’s systems in those areas impacted; dependence on outside sales representative organizations; unexpected changes in regulatory requirements; difficulty in satisfying existing regulatory requirements; exchange rate fluctuations; tariffs and other barriers; political and economic instability; difficulties in accounts receivable collections; natural disasters; difficulties in staffing and managing foreign subsidiary and branch operations; and potentially adverse tax consequences.

Although the Company generally transacts its international sales in U.S. dollars, international sales expose the Company to a number of additional risk factors, including fluctuations in the value of local currencies relative to the U.S. dollar, which, in turn, impact the relative cost of ownership of the Company’s products and may further impact the purchasing ability of its international customers. However, in Japan, the Company has direct sales operations and orders are often denominated in Japanese yen. This may subject the Company to a higher degree of risk from currency fluctuations. The Company attempts to mitigate this exposure through the use of foreign exchange contracts.  The Company is also subject to the risks associated with the imposition of legislation and regulations relating to the import or export of semiconductors and nanotechnology products.  The Company cannot predict whether the United States, Japan or any other country will implement changes to quotas, duties, taxes or other charges or restrictions upon the importation or exportation of the Company’s products. These factors, or the adoption of restrictive policies, may have a material adverse effect on the Company’s business, financial condition and results of operations.

Dependence on Key Personnel                            The Company’s future operating results depend, in significant part, upon the continued contributions of key personnel, many of whom would be difficult to replace. None of such persons has an employment or non-competition agreement with the Company. The Company does not maintain any life insurance on any of its key persons.  The loss of key personnel could have a material adverse effect on the business, financial condition and results of operations of the Company.  In addition, the Company’s future operating results depend in significant part upon its ability to attract and retain other qualified management, manufacturing, technical, sales and support personnel for its operations. There are only a limited number of persons with the requisite skills to serve in these positions and it may become increasingly difficult for the Company to hire such personnel over time. At times, competition for such personnel has been intense, particularly in the San Francisco Bay Area where the Company maintains its headquarters and principal operations, and there can be no assurance that the Company will be successful in attracting or retaining such personnel. The failure to attract or retain such persons would materially adversely affect the Company’s business, financial condition and results of operations.

Changes to Financial Accounting Standards May Affect the Company’s Reported Results of Operations                  The Company prepares its financial statements to conform with generally accepted accounting principles, or GAAP. These principles are subject to interpretation by the American Institute of Certified Public Accountants, the SEC and various bodies formed to interpret and create appropriate accounting policies.  A change in those policies can have a significant effect on the Company’s reported results and may affect its reporting of transactions completed before a change is announced.

Accounting policies affecting many other aspects of our business, including rules relating to revenue recognition, off-balance sheet transactions, employee stock options, restructurings, asset disposals, intangible assets, derivatives, financial instruments and in-process research and development charges, have recently been revised or are under review. Changes to those rules or the questioning of current practices may have a material adverse effect on the Company’s reported financial results or on the way it conducts business.  In addition, the Company’s preparation of financial statements in accordance with GAAP requires that it make estimates and assumptions that affect the recorded amounts of assets and liabilities, disclosure of those assets and liabilities at the date of the financial statements and the recorded amounts of expenses during the reporting period.  A change in the facts and circumstances surrounding those estimates could result in a change to the Company’s estimates and could impact its future operating results.

Effects of Certain Anti-Takeover Provisions                                          Certain provisions of the Company’s Certificate of Incorporation, equity incentive plans, Shareholder Rights Plan, licensing agreements, Bylaws and Delaware law may discourage certain transactions involving a change in control of the Company.  In addition to the foregoing, the Company’s classified board of directors, the shareholdings of the Company’s officers, directors and persons or entities that may be deemed affiliates and the ability of the Board of Directors to issue “blank check” preferred stock without further stockholder approval could have the effect of delaying, deferring or preventing a change in control of the Company and may adversely affect the voting and other rights of holders of Common Stock.

Volatility of Stock Price and Dilutive Impact of Employee Stock Options                                             The Company believes that factors such as announcements of developments related to the Company’s business, fluctuations in the Company’s operating results, a shortfall in revenue or earnings, changes in analysts’ expectations, general conditions in the semiconductor and nanotechnology industries or the worldwide or regional economies, sales of securities of the Company into the marketplace, an outbreak or escalation of hostilities, announcements of technological innovations or new products or enhancements by the Company or its competitors, developments in patents or other intellectual property rights and developments in the Company’s relationships with its customers and suppliers could cause the price of the Company’s Common Stock to fluctuate, perhaps substantially. The market price of the Company’s Common Stock may continue to experience significant fluctuations in the future, including fluctuations that may be unrelated to the Company’s performance.

As of May 1, 2003, the Company had issued and outstanding options to purchase approximately 5.1 million shares of its Common Stock. Among other determinants, the market price of the Company’s stock has a major bearing on the number of stock options outstanding that are included in the weighted-average shares used in determining the Company’s net income (loss) per share. During periods of extreme volatility, the impact of higher stock prices can have a materially dilutive effect on the Company’s net income per share (diluted). Additionally, options are excluded from the calculation of net income (loss) per share when the Company has a net loss or when the exercise price of the stock option is greater than the average market price of the Company’s Common Stock, as the impact of the stock options would be anti-dilutive.

Terrorist Attacks and Threats, Government Responses Thereto, and Military Actions May Negatively Impact All Aspects of Our Operations, Revenues, Costs and Stock Price                                          Terrorist attacks in the United States and elsewhere, government responses thereto, and military actions in Iraq, Afghanistan and elsewhere may disrupt our operations or those of our customers and suppliers and may affect the availability of materials needed to manufacture our products or the means to transport those materials to manufacturing facilities and finished products to customers. In addition, any of these events could increase volatility in the United States and world financial markets which may depress the price of the Company’s Common Stock and may limit the capital resources available to the Company or its customers or suppliers, which could result in decreased orders from customers, less favorable financing terms from suppliers, and scarcity or increased costs of materials and components of our products. Any of these occurrences could have a significant impact on our operating results, revenues and costs and may result in increased volatility of the market price of our Common Stock.

Environmental Regulations                                            The Company is subject to a variety of governmental regulations relating to the use, storage, discharge, handling, emission, generation, manufacture and disposal of toxic or other hazardous substances used to manufacture the Company’s systems.  The Company believes that it is currently in compliance in all material respects with such regulations and that it has obtained all necessary environmental permits to conduct its business. Nevertheless, the failure to comply with current or future regulations could result in substantial fines being imposed on the Company, suspension of production, alteration of the manufacturing process or cessation of operations. Such regulations could require the Company to acquire expensive remediation equipment or to incur substantial expenses to comply with environmental regulations. Any failure by the Company to control the use, disposal or storage of, or adequately restrict the discharge of, hazardous or toxic substances could subject the Company to significant liabilities.

Information Available on Company Web-site

The Company’s web-site is located at www.ultratech.com. The Company makes available, free of charge, through its web-site, its annual report on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K (and amendments to those reports), as soon as reasonably practicable after such reports are filed with the SEC.

Item 3.         Quantitative and Qualitative Disclosures About Market Risk

Reference is made to Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002 and to the subheading “Derivative Instruments and Hedging” in Item 8, “Financial Statements and Supplementary Data”, under the heading “Notes to Consolidated Financial Statement” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.

Foreign Currency Risk Management

Foreign exchange contracts are used primarily by the Company to hedge the risk that unremitted Japanese yen denominated receipts, for actual or forecasted sales of equipment, may be adversely affected by changes in foreign currency exchange rates after receipt of customer purchase orders. As part of its overall strategy to manage the level of exposure to currency exchange rate fluctuations, the Company attempts to hedge most of these Japanese yen denominated foreign currency exposures anticipated over the ensuing twelve-month period. At March 29, 2003, the Company had taken action to hedge approximately 100% of these Japanese yen denominated exposures. To hedge this exposure, the Company used foreign exchange contracts that generally have maturities of nine months or less, which generally will be rolled over to provide continuing coverage throughout the year. The Company often closes foreign exchange sale contracts by purchasing an offsetting purchase contract.

The Company records these foreign exchange contracts at fair value in its consolidated balance sheet and the related gains or losses on these contracts are deferred in stockholders’ equity (as a component of comprehensive income). These deferred gains and losses are recognized in income, as a component of revenue or cost of sales, in the period in which the sales or purchases being hedged are received and recognized in income. However, to the extent that any of these contracts are not considered to be perfectly effective in offsetting the change in the value of the sales or purchases being hedged, any changes in fair value relating to the ineffective portion of these contracts are immediately recognized in income. These amounts were not material to the periods presented.

Gains and losses on foreign exchange contracts that are not designated as hedges are included as a component of interest and other income, net, in the Company’s consolidated statement of operations.

At March 29, 2003, the Company had contracts for the sale of $2.3 million of Japanese Yen at fixed rates. The Company had less than $0.1 million of deferred losses on foreign exchange contracts at March 29, 2003.

Item 4.           Controls and Procedures

Based on their evaluation, as of a date within 90 days of the filing of this Form 10-Q, the Company’s Chief Executive Officer and Chief Financial Officer have concluded the Company’s disclosure controls and procedures (as defined in Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934) are effective. There have been no significant changes in internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to management to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. Management is further required to apply judgement in evaluating the cost-benefit relationship of possible controls and procedures.

PART 2:	OTHER INFORMATION

Item 1.	Legal Proceedings.

On February 29, 2000, in the U.S. District Court of Virginia, the Company filed patent infringement lawsuits against Nikon, Canon and ASML. In April 2000, the Company reached a settlement with Nikon and in September 2001, the Company reached a settlement with Canon. The patent litigation against ASML is ongoing. The Court has made a preliminary determination that ASML does not infringe the patent. The Company intends to appeal this preliminary determination of the Court. On October 12, 2001, the Company was sued in the District Court in Massachusetts for alleged infringement of certain patents owned by Silicon Valley Group, Inc. (“SVG”), a company acquired by ASML. The Company is in the process of defending against this claim and believes the claim is without merit.

Item 2.	Changes in Securities and Use of Proceeds.		None.

Item 3.	Defaults upon Senior Securities.		None.

Item 4.	Submission of Matters to a Vote of Security Holders.		None.

Item 5.	Other Information.

On April 17, 2003, the Company announced that Dennis R. Raney had been appointed to its Board of Directors. In conjunction with this appointment, the Company amended its bylaws to change the maximum number of directors to nine, from the previous maximum of eight.

Item 6.	Exhibits and Reports on Form 8-K

(a) Exhibits

	3.2	Bylaws of Registrant, as amended.

	10.14	Termination Agreement and General Release of All Claims, dated as of September 30,2002, by and between Ellery Buchanan and the Registrant.

	10.15	Consulting Agreement, dated as of October 1, 2002, by and between Ellery Buchanan and the Registrant.

	10.16	Non-Disclosure Agreement, dated October 1, 2002, by and between Ellery Buchanan and the Registrant.

	99.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) Reports on Form 8-K

Current Reports on Form 8-K, dated February 27, 2003 and March 27, 2003, were filed during the quarter ended March 29, 2003, reporting updates to the Company’s quarterly teleconference guidance.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ULTRATECH STEPPER, INC.

(Registrant)

Date:	May 8, 2003	By:	/s/ Bruce R. Wright
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

4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c) Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 8, 2003

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

4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c) Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 8, 2003

/s/ Bruce Wright
Bruce Wright
Chief Financial Officer

EXHIBIT INDEX

3.2	Bylaws of Registrant, as amended.

10.14	Termination Agreement and General Release of All Claims, dated as of September 30,2002, by and between Ellery Buchanan and the Registrant.

10.15	Consulting Agreement, dated as of October 1, 2002, by and between Ellery Buchanan and the Registrant.

10.16	Non-Disclosure Agreement, dated October 1, 2002, by and between Ellery Buchanan and the Registrant.

99.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.