Form 10-Q
period 2003-06-28
ULTRATECH INC
filed 2003-08-04
CIK 909791

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM  10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended June 28, 2003

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number 0-22248

ULTRATECH, INC.
(Exact name of registrant as specified in its charter)

DELAWARE	94-3169580
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3050 Zanker Road, San Jose, California	95134
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code (408) 321-8835

Ultratech Stepper, Inc.

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

Yes	☒	No	☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes	☒	No	☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date:

Class	Outstanding as of July 29, 2003
common stock, $.001 par value	22,866,136

ULTRATECH, INC.

PART 1.                FINANCIAL INFORMATION

Item 1.    Condensed Consolidated Financial Statements

ULTRATECH, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)	June 28, 2003	Dec. 31, 2002*
	(Unaudited)
ASSETS

Current assets:
Cash, cash equivalents, and short-term investments	$159,279	$157,529
Accounts receivable	14,490	12,870
Inventories	20,327	25,182
Income taxes receivable	—	1,179
Prepaid expenses and other current assets	2,288	1,627
Total current assets	196,384	198,387

Equipment and leasehold improvements, net	17,747	19,090

Intangible assets, net	667	858

Demonstration inventories, net	3,438	2,208

Other assets	1,865	1,823

Total assets	$220,101	$222,366

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Notes payable	$6,888	$9,769
Accounts payable	9,087	6,719
Deferred product and services income	6,095	6,293
Deferred license income	6,607	8,463
Other current liabilities	13,775	14,983
Total current liabilities	42,452	46,227

Other liabilities	3,848	4,385

Stockholders’ equity	173,801	171,754

Total liabilities and stockholders’ equity	$220,101	$222,366

Notes:

* The Balance Sheet as of  Dec. 31, 2002 has been derived from the audited financial statements at that date.

See accompanying notes to condensed consolidated financial statements.

ULTRATECH, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

	Three Months Ended		Six Months Ended
(In thousands, except per share amounts)	June 28, 2003	June 29, 2002	June 28, 2003	June 29, 2002
Net sales:
Products	$21,206	$16,615	$39,842	$31,494
Services	2,630	3,166	5,066	5,611
Licenses	928	928	1,856	3,389
Total net sales	$24,764	$20,709	$46,764	$40,494

Cost of sales:
Cost of products sold	11,901	11,092	24,181	21,140
Cost of services	1,779	2,275	3,365	4,080
Cost of inventory writedown	(619)	—	(619)	—
Cost of discontinued products	(121)	—	(121)	—
Total cost of sales	12,940	13,367	26,806	25,220
Gross profit	$11,824	$7,342	$19,958	$15,274

Operating expenses:
Research, development, and engineering	5,583	5,904	10,174	11,732
Amortization of intangible assets	95	95	190	190
Selling, general, and administrative	5,160	5,823	10,266	11,904
Restructure of operations	(114)	—	(114)	—
Operating income (loss)	$1,100	$(4,480)	$(558)	$(8,552)
Interest expense	(57)	(12)	(123)	(15)
Interest and other income, net	1,121	1,615	2,172	3,268
Income (loss) before tax	$2,164	$(2,877)	$1,491	$(5,299)
Income taxes (benefit)	135	(1,218)	445	(1,218)
Net income (loss)	$2,029	$(1,659)	$1,046	$(4,081)

Earnings per share - basic:
Net income (loss)	$0.09	$(0.07)	$0.05	$(0.18)
Number of shares used in per share calculations - basic	22,783	22,574	22,743	22,544

Earnings per share - diluted:
Net income (loss)	$0.09	$(0.07)	$0.05	$(0.18)
Number of shares used in per share calculations - diluted	23,381	22,574	23,030	22,544

See accompanying notes to condensed consolidated financial statements.

ULTRATECH, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended
(In thousands)	June 28, 2003	June 29, 2002

Cash flows from operating activities:
Net income (loss)	$1,046	$(4,081)
Charges to income not affecting cash	4,846	4,597
Net effect of changes in operating assets and liabilities	544	(2,356)
Net cash generated by (used in) operating activities	6,436	(1,840)

Cash flows from investing activities:
Capital expenditures	(2,220)	(3,002)
Net decrease (increase) in available-for-sale securities	2,346	(7,095)
Net cash generated by (used in) investing activities	126	(10,097)

Cash flows from financing activities:
Net proceeds from (repayment of) notes payable	(2,945)	3,110
Proceeds from issuance of Common Stock	971	1,848
Net cash provided by (used in) financing activities	(1,974)	4,958

Net effect of exchange rate changes on cash	19	(47)

Net increase (decrease) in cash and cash equivalents	4,607	(7,026)

Cash and cash equivalents at beginning of period	18,178	62,729

Cash and cash equivalents at end of period	$22,785	$55,703

See accompanying notes to condensed consolidated financial statements

Ultratech, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

June 28, 2003

(1)  Description of Business

Ultratech, Inc. develops, manufactures and markets photolithography and laser thermal processing equipment for manufacturers of integrated circuits and nanotechnology components located throughout North America, Europe, Japan and the rest of Asia.

The Company supplies step-and-repeat photolithography systems based on one-to-one imaging technology. Markets for the Company’s photolithography products include advanced packaging and the manufacture of various nanotechnology components, including thin film head magnetic recording devices, optical networking devices, laser diodes and colored LED’s.

In evaluating its business segments, the Company gave consideration to the Chief Executive Officer’s review of financial information and the organizational structure of the Company’s management. Based on this review, the Company concluded that, at the present time, resources are allocated and other financial decisions are made based, primarily, on consolidated financial information. Accordingly, the Company has determined that it operates in one business segment, which is the manufacture and distribution of capital equipment to manufacturers of integrated circuits and nanotechnology components.

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

Operating results for the three and six-month periods ended June 28, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003, or any future period.

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

REVENUE RECOGNITION – In November 2002, the Emerging Task Force issued EITF 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables”. EITF 00-21 addresses how to account for arrangements that may involve delivery or performance of multiple products, services and/or rights to use assets, and when and, if so, how an arrangement involving multiple deliverables should be divided into separate units of accounting.  It does not change otherwise applicable revenue recognition criteria. It applies to arrangements entered into in fiscal periods beginning after June 15, 2003, with early adoption permitted.

Under the provisions of EITF 00-21, separate units of accounting exist if all of the following criteria are met: the item has value on a standalone basis; there is objective and reliable evidence of fair value; delivery of undelivered items is probable and in control of the Company; and consideration allocable to delivered item is not contingent on delivery of additional items.

In response to EITF 00-21, the Company has reviewed its arrangements involving multiple deliverables. The Company has concluded that the adoption of EITF 00-21 has no effect on its current revenue recognition policy. Although application of EITF 00-21 results in the identification of separate accounting units, e.g. the system and its installation, the Company believes that all elements of SAB 101 are not met at the time of shipment. Therefore, revenue recognition for systems must be delayed until all elements of SAB 101 are met, generally upon acceptance of the system.

Accordingly, the Company recognizes revenues on system sales when the contractual obligation for installation (if any) has been satisfied, or installation is substantially complete, and/or customer acceptance provisions have lapsed, provided collections of the related receivable are probable. In the event of a delay in the installation of our products caused by the customer, we may seek acceptance of the system and warranty commencement after shipment and transfer of title, but prior to completion of installation. Revenue recorded as a result of these customer acceptances is reduced by an amount representing the fair-value of installation services. In these instances, revenue is recorded only if the product has met product specifications prior to shipment and management deems that no significant uncertainties as to product performance exist. The Company generally recognizes revenue from spare parts sales upon shipment. The Company sells service contracts for which revenue is recognized ratably over the contract period. The Company recognizes revenue from licensing and technology support agreements ratably over the contract period, or the estimated useful life of the licensed technologies, whichever is shorter.

BASIC AND DILUTED NET LOSS PER SHARE - The following sets forth the computation of basic and diluted net loss per share:

	Three Months Ended		Six Months Ended
(Unaudited, in thousands, except per share amounts)	June 28, 2003	June 29, 2002	June 28, 2003	June 29, 2002

Numerator:
Net income (loss)	$2,029	$(1,659)	$1,046	$(4,081)

Denominator:
Denominator for basic earnings per share	22,783	22,574	22,743	22,544
Effect of dilutive employee stock options	598	—	287	—
Denominator for diluted earnings per share	23,381	22,574	23,030	22,544

Earnings per share - basic:
Net income (loss)	$0.09	$(0.07)	$0.05	$(0.18)

Earnings per share - diluted:
Net income (loss)	$0.09	$(0.07)	$0.05	$(0.18)

For the three and six-month periods ended June 28, 2003, options to purchase 1,518,000 and 3,833,000 shares of Common Stock at an average exercise price of $22.22 and $17.29, respectively, were excluded from the computation of diluted net loss per share, as the effect would have been anti-dilutive. For the three and six-month periods ended June 29, 2002, options to purchase 4,683,000 shares of Common Stock at an average exercise price of $16.58 were excluded from the computation of diluted net loss per share, as the effect would have been anti-dilutive. Options are anti-dilutive when the Company has a net loss or when the exercise price of the stock option is greater than the average market price of the Company’s Common Stock.

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

At June 28, 2003, the Company had several stock-based employee compensation plans, including stock option plans and an employee stock purchase plan. The Company accounts for these plans under the intrinsic value method. No stock option-based employee compensation cost is reflected in net income (loss), as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net loss and earnings per share if the Company had applied the fair value recognition method.

	Three months ended		Six months ended
In thousands, except per share amounts	June 28, 2003	June 29, 2002	June 28, 2003	June 29, 2002
Net income (loss) as reported	$2,029	$(1,659)	$1,046	$(4,081)
Total stock-based employee compensation expense, determined under fair value based method for all awards, net of related tax effects	$(2,054)	$(3,070)	$(4,231)	$(5,566)
Pro forma net loss	$(25)	$(4,729)	$(3,185)	$(9,647)

Net income (loss) per share - basic, as reported	$0.09	$(0.07)	$0.05	$(0.18)
Pro forma net loss per share - basic	$(0.00)	$(0.21)	$(0.14)	$(0.43)

Net income (loss) per share - diluted, as reported	$0.09	$(0.07)	$0.05	$(0.18)
Pro forma net loss per share - diluted	$(0.00)	$(0.22)	$(0.14)	$(0.44)

(3) Inventories

Inventories consist of the following:

(In thousands)	June 28, 2003	Dec. 31, 2002
	(Unaudited)
Raw materials	$10,102	$12,094
Work-in-process	9,161	10,289
Finished products	1,064	2,799
	$20,327	$25,182

(4) Notes Payable and Letter of Credit

The Company has a line of credit agreement with a brokerage firm. Under the terms of this agreement, the Company may borrow funds at a cost equal to the current Federal funds rate plus 100 basis points (2.00% as of June 28, 2003). Certain of the Company’s cash, cash equivalents and short-term investments secure borrowings outstanding under this facility. Funds are advanced to the Company under this facility based on pre-determined advance rates on the cash and securities held by the Company in this brokerage account. This agreement has no set expiration date and there are no loan covenants. As of June 28, 2003, $6.6 million was outstanding under this facility, with a related collateral requirement of approximately $9.5 million of the Company’s cash, cash equivalents and short-term investments.

In June 2003, the Company replaced a credit facility requiring $2.0 million of restricted cash with a credit facility requiring $4.0 million in compensating balances, consisting of the Company’s cash, cash equivalents and short-term investments. The requirement for this credit facility results from contractual provisions of a lease for certain of the Company’s facilities, wherein the Company is required to supply the landlord with a $2.0 million letter of credit.

(5) Other Current Liabilities

Other current liabilities consist of the following:

	June 28, 2003	Dec. 31, 2002
(In thousands)	(Unaudited)
Salaries and benefits	$3,230	$3,247
Warranty reserves	1,615	1,462
Advance billings	1,105	1,024
Income taxes payable	847	440
Accrued restructuring cost	1,838	2,558
Reserve for losses on purchase order commitments	1,310	2,120
Other	3,830	4,132
	$13,775	$14,983

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

Changes in the Company’s product liability are as follows:

	Three months ended		Six months ended
In thousands	June 28, 2003	June 29, 2002	June 28, 2003	June 29, 2002
Balance, beginning of the period	$1,689	$1,681	$1,462	$1,895
Warranties issued during the period	853	875	1,843	1,504
Settlements made during the period	(927)	(1,379)	(1,690)	(2,222)
Balance, end of the period	$1,615	$1,177	$1,615	$1,177

(6) Deferred Rent

In 2002, in conjunction with a $3.2 million sale/leaseback transaction, the Company recorded a deferred rent credit equal to the excess of the sale proceeds over the adjusted basis in the equipment sold. During the three-year term of this agreement, the deferred rent credit will be amortized as an offset to rent expense. At June 28, 2003, credits of $0.7 million and $0.6 million representing the short-term and long-term portions of deferred rent, respectively, were carried as liabilities on the Company’s condensed consolidated balance sheets.

For the three-month period ended December 31, 2002, as part of the Company’s review of its lease commitments, certain matters were identified related to prior financial reporting periods that necessitated the recording of additional expenses. Such matters were related to (i) the extension of the Company’s lease of its headquarters building in November 1999 and (ii) the lease of an additional building in March 2000. The Company does not believe these amounts are material to the periods in which they should have been recorded. Had this adjustment been recorded in the proper periods, the impact for the three and six-month periods ended June 30, 2002 would be an increase to the net loss of $0.1 million and $0.2 million ($0.00 and $0.01 per share), respectively.

(7) Reporting Comprehensive Income (Loss)

The components of comprehensive income (loss) are as follows:

	Three Months Ended		Six Months Ended
(Unaudited, in thousands)	June 28, 2003	June 29, 2002	June 28, 2003	June 29, 2002
Net income (loss)	$2,029	$(1,659)	$1,046	$(4,081)
Accumulated other comprehensive income (loss)
Unrealized gain (loss) on available-for-sale securities	111	267	(69)	(734)
Unrealized gain (loss) on foreign exchange forward contracts	24	19	19	(47)
Tax effect	—	—	—	—
Comprehensive income (loss)	$2,164	$(1,373)	$996	$(4,862)

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

In thousands:	June 28, 2003	Dec. 31, 2002
Unrealized gains (losses) on:
Available-for-sale investments	$1,834	$1,903
Foreign exchange contracts	—	(19)
Accumulated other comprehensive income (loss) at end of period	$1,834	$1,884

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

As of June 28, 2003, there was no accrued but unpaid amount of these restructuring costs. Cash components of accrued restructuring costs, and amounts charged against the plan for the six-month period then ended, relative to the September 2002 restructure of operations, were as follows:

(in millions)	Balance at Dec. 31, 2002	Expenditures	Balance at June 28, 2003

Facility closure costs	$0.1	$(0.1)	$—
Employee severance costs	0.1	(0.1)	—
Other costs	0.2	(0.2)	—
Total	$0.4	$(0.4)	$—

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

Cash components of accrued restructuring costs as of June 28, 2003, and amounts charged against the plan for the six-month period then ended, relative to the September 2001 restructure of operations, were as follows:

(in millions)	Balance at Dec. 31, 2002	Expenditures	Balance at June 28, 2003

Employee severance costs	$—	$—	$—
Facility closure costs	2.2	(0.4)	1.8
Other costs	—	—	—
Total	$2.2	$(0.4)	$1.8

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW

Certain of the statements contained herein may be considered forward-looking statements under Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that involve risks and uncertainties, such as integration and development of the laser thermal processing operation; cyclicality in the nanotechnology and semiconductor industries; delays, deferrals and cancellations of orders by customers; pricing pressures; competition; lengthy sales cycles, including the timing of system acceptances; ability to volume produce systems and meet customer requirements; mix of products sold; , rapid technological change and the importance of timely product introductions; dependence on new product introductions and commercial success of any new products; sole or limited sources of supply; international sales; customer concentration; manufacturing inefficiencies and absorption levels; expiration of technology support and licensing arrangements, and the resulting adverse impact on the Company’s licensing revenues; timing and degree of success of technologies licensed to outside parties; product concentration and lack of product revenue diversification; lengthy development cycles for advanced lithography technologies and applications; inventory obsolescence; asset impairment; ability and resulting costs to attract or retain sufficient personnel to achieve the Company’s targets for a particular period; future acquisitions; changes to financial accounting standards; intellectual property matters; environmental regulations; effects of certain anti-takeover provisions; volatility of stock price; and any adverse effects of terrorist attacks in the United States or elsewhere, or government responses thereto, or military actions in Iraq, Afghanistan and elsewhere, on the economy, in general, or on our business in particular. Such risks and uncertainties are described in the Company’s filings with the SEC, including the company’s Annual Report on Form 10-K for the year ended December 31, 2002.

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

Under the provisions of EITF 00-21, separate units of accounting exist if all of the following criteria are met: the item has value on a standalone basis; there is objective and reliable evidence of fair value; delivery of undelivered items is probable and in control of the Company; and consideration allocable to delivered item is not contingent on delivery of additional items.

In response to EITF 00-21, the Company has reviewed its arrangements involving multiple deliverables. In response to EITF 00-21, the Company has reviewed its arrangements involving multiple deliverables. The Company has concluded that the adoption of EITF 00-21 has no effect on its current revenue recognition policy. Although application of EITF 00-21 results in the identification of separate accounting units, e.g. the system and its installation, the Company believes that all elements of SAB 101 are not met at the time of shipment. Therefore, revenue recognition for systems must be delayed until all elements of SAB 101 are met, generally upon acceptance of the system.

Accordingly, the Company recognizes product revenue when the contractual obligation for installation (if any) has been satisfied, or installation is substantially complete, and/or customer acceptance provisions have lapsed, provided collections of the related receivable are probable. In the event of a delay in the installation of our products caused by the customer, we may seek acceptance of the system and warranty commencement after shipment and transfer of title, but prior to completion of installation. Revenue recorded as a result of these customer acceptances is reduced by an amount representing the fair-value of installation services. In these instances, revenue is recorded only if the product has met product specifications prior to shipment and management deems that no significant uncertainties as to product performance exist. Costs incurred for shipping and handling are included in cost of sales.

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

Inventories and Purchase Order Commitments

The Company estimates and reserves for the effects on inventory and purchase order commitments of obsolescence and unrealizable carrying values based upon estimates of future demand for its products and market conditions. The Company presently records reserves for inventories and purchase order commitments in excess of 12 months of production demand (18 months for certain long lead-time items). Due to the cyclical nature of the Company’s business, during periods of declining demand for the Company’s products, the Company records reserves for inventories and purchase order commitments in excess of an 18 month production demand (24 months for certain long lead-time items). Should actual production demand differ from management’s estimates, revisions to inventory write-downs and purchase order commitment reserves would be required.

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

RESULTS OF OPERATIONS

Factors that have caused results to fluctuate significantly in the past and most likely will continue to significantly impact results in the future, and could cause actual results to differ materially, include the following: cyclicality in the Company’s served markets; delays, deferrals and cancellations of orders by customers; customer concentration; high degree of industry competition; market acceptance of new products and enhanced versions of the Company’s existing products; lengthy and costly development cycles for lithography and laser thermal processing technologies and applications; integration and development of laser thermal processing operations; mix of products sold; timing of new product announcements and releases by the Company or its competitors; expiration of technology support and licensing arrangements, and the resulting adverse impact on the Company’s licensing revenues; product discounts; changes in pricing by the Company, its competitors or suppliers; timing and degree of success of technologies licensed to outside parties; product concentration and lack of product revenue diversification; outcome of litigation; lengthy sales and manufacturing cycles and the pattern of capital spending by customers, including the timing of system acceptances; inventory obsolescence; manufacturing inefficiencies and the ability to volume produce systems; the ability and resulting costs to attract or retain sufficient personnel to achieve the Company’s targets for a particular period; dilutive effect of employee stock option grants on net income per share, which is largely dependent upon the Company attaining profitability and the market price of the Company’s stock; sole or limited sources of supply; international sales; rapid technological change and the importance of timely product introductions; future acquisitions; changes to financial accounting standards; intellectual property matters; environmental regulations; any adverse effects of worldwide terrorist attacks on the economy in general or on our business in particular; political and economic instability throughout the world; business interruptions due to natural disasters or utility failures; and regulatory changes; and the other risk factors listed in this filing and other Company filings with the SEC. In addition, the recent outbreak of SARS may have an adverse affect on business activities, particularly in Asia, which could adversely affect the Company’s business. The Company undertakes no obligation to update any of its disclosures to reflect such future events.

The Company derives a substantial portion of its total net sales from sales of a relatively small number of newly manufactured systems, which typically range in price from $1.0 million to $3.6 million for the Company’s 1X steppers. As a result of these high sale prices, the timing and recognition of revenue from a single transaction has had and most likely will continue to have a significant impact on the Company’s net sales and operating results for any particular period.

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

The following table illustrates the results of Ultratech, Inc., expressed as a percentage of net sales:

	Three Months Ended		Six Months Ended
	June 28, 2003	June 29, 2002	June 28, 2003	June 29, 2002
Net sales:
Products	85.6%	80.2%	85.2%	77.8%
Services	10.6%	15.3%	10.8%	13.9%
Licenses	3.7%	4.5%	4.0%	8.4%
Total net sales	100.0%	100.0%	100.0%	100.0%

Cost of sales:
Cost of products sold	48.1%	53.6%	51.7%	52.2%
Cost of services	7.2%	11.0%	7.2%	10.1%
Cost of inventory writedown	(2.5)%	0.0%	(1.3)%	0.0%
Cost of discontinued products	(0.5)%	0.0%	(0.3)%	0.0%
Total cost of sales	52.3%	64.5%	57.3%	62.3%
Gross profit	47.7%	35.5%	42.7%	37.7%

Operating expenses:
Research, development, and engineering	22.5%	28.5%	21.8%	29.0%
Amortization of intangible assets	0.4%	0.5%	0.4%	0.5%
Selling, general, and administrative	20.8%	28.1%	22.0%	29.4%
Restructure of operations	(0.5)%	0.0%	(0.2)%	0.0%
Operating expenses	43.3%	57.1%	43.9%	58.8%
Operating income (loss)	4.4%	(21.6)%	(1.2)%	(21.1)%
Interest expense	(0.2)%	(0.1)%	(0.3)%	(0.0)%
Interest and other income, net	4.5%	7.8%	4.6%	8.1%
Income (loss) before tax	8.7%	(13.9)%	3.2%	(13.1)%
Income taxes (benefit)	0.5%	(5.9)%	1.0%	(3.0)%

Net income (loss)	8.2%	(8.0)%	2.2%	(10.1)%

Net sales

Net sales consist of revenues from system sales, spare parts sales, service and licensing of technologies. For the three months ended June 28, 2003, net sales were $24.8 million, an increase of 20% as compared with $20.7 million for the comparable period in 2002. System sales, a component of product sales, increased 30%, to $18.9 million, on a unit volume increase of 30%. The weighted-average selling prices of systems sold decreased 4%, due primarily to the impact of refurbished system sales. Geographically, the increase in unit volumes was primarily attributable to a 300% increase in Taiwan, driven by demand for bump processing tools. On a market segment basis, the increase in unit volumes was primarily attributable to demand from bump processing customers. The Company believes that a significant portion of its system sales will continue to be derived from bump processing customers, including bump-processing customers from Japan.

On a product market application basis, system sales to the semiconductor industry were $13.0 million for the three months ended June 28, 2003, an increase of 32% as compared with system sales of $9.9 million for the comparable period in 2002. This increase was due primarily to a 75% increase in demand from bump processing customers. System sales to the nanotechnology market were $5.8 million for the three months ended June 28, 2003, an increase of 25% as compared with system sales of $4.7 million for the comparable period in 2002, primarily as a result of increased demand from thin film head customers.

Spare part sales, a component of product sales, increased 12%, to $2.3 million for the three months ended June 28, 2003, as compared to $2.1 million in the comparable period in 2002. This increase was primarily a result of the 30% unit volume increase in system sales and the accompanying spare parts sales on those systems.

Revenues from services were $2.6 million for the three months ended June 28, 2003, a decrease of 17% as compared with $3.2 million for the comparable period in 2002. This decrease was primarily a result of lower revenues from system relocations and lower service contract revenues related to reduction steppers.

Revenues from licensing and licensing support arrangements were $0.9 million for the three months ended June 28, 2003, as compared with $0.9 million for the comparable period in 2002. The Company presently anticipates that revenues from licensing and licensing support arrangements will be approximately $0.9 million per quarter for the remainder of 2003.

For the three months ended June 28, 2003, international net sales were $15.9 million, or 64% of total net sales, as compared with $13.7 million, or 66% of total net sales for the comparable period in 2002. The Company’s operations in foreign countries are not generally subject to significant exchange rate fluctuations, principally because sales contracts for the Company’s systems are generally denominated in U.S. dollars. In Japan, however, orders are often denominated in Japanese yen. This subjects the Company to the risk of currency fluctuations. The Company attempts to mitigate this exposure through the use of foreign exchange contracts; however, there can be no assurance of the success of any such efforts. International sales expose the Company to a number of additional risks, including fluctuations in the value of local currencies relative to the U.S. dollar, which, in turn, impact the relative cost of ownership of the Company’s products. (See “Additional Risk Factors: International Sales”).

At June 28, 2003, the Company had approximately $9.7 million of deferred revenue resulting from products shipped but not yet installed and accepted, as compared with $10.5 million at December 31, 2002 and $0.0 million at June 29, 2002. Deferred product and services income, which represents deferred revenue less related manufacturing and warranty costs, was $6.1 million at June 28, 2003, as compared with $6.3 million at December 31, 2002 and $0.6 million at June 29, 2002. Deferred license income decreased by $0.9 million during the three-month period ended June 28, 2003, to $6.6 million, as a result of amortization of proceeds received in prior periods.

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

For the six months ended June 28, 2003, net sales were $46.8 million, an increase of 15% from the $40.5 million achieved during the comparable period in 2002. System sales increased 28%, to $34.8 million, on a unit volume increase of 29%. The weighted-average selling prices of systems sold increased 5%, as compared to the year-ago period, due primarily to a lower proportion of refurbished systems sold. For the six months ended June 28, 2003, international net sales were $28.4 million, or 61% of total net sales, as compared with $21.1 million, or 52% of total net sales for the comparable period in 2002. Geographically, the increase in unit volumes was attributable to a 150% increase in Taiwan and a 60% increase in Japan. On a market segment basis, the increase in unit volumes was primarily attributable to an increase in demand from semiconductor-packaging customers. Spare part sales increased 16%, to $5.1 million, primarily as a result of the 29% unit volume increase in system sales and the accompanying spare parts sales on those systems. Revenues from services declined 10%, to $5.1 million, primarily as a result of lower revenues from system relocations and lower service contract revenues related to reduction steppers.  Revenues from licensing and licensing support arrangements declined to $1.9 million, as compared with $3.4 million in the comparable period in 2002, as a result of a technology support agreement that expired in February 2002.

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

The Company expects that net sales for the quarter ending September 27, 2003 may be higher than net sales for the comparable period in 2002, and may be flat to slightly higher than net sales for the three-month period ended June 28, 2003.

Because the Company’s net sales are subject to a number of risks, including intense competition in the capital equipment industry, uncertainty relating to the timing and market acceptance of the Company’s products, the condition of the macro-economy and the semiconductor industry and the other risks described herein, the Company may not exceed or maintain its current or prior level of net sales for any period in the future. Additionally, the Company believes that the market acceptance and volume production of its Saturn Spectrum 3e, its 300mm offerings, its laser thermal processing systems and its 1000 series family of wafer steppers, are of critical importance to its future financial results. To the extent that these products do not achieve significant sales due to difficulties involving manufacturing or engineering, the inability to reduce the current long manufacturing cycles for these products, competition, excess capacity in the semiconductor or nanotechnology device industries, customer acceptances, or any other reason, the Company’s business, financial condition and results of operations would be materially adversely affected.

Gross profit

The Company’s gross profit as a percentage of net sales, or gross margin, was 47.7% for the three months ended June 28, 2003, as compared with 35.5% for the comparable period in 2002. Excluding the impact of special benefits (described below), gross margin for the three months ended June 28, 2003 was 44.8%, as compared with 35.5% for the comparable period in 2002. On a year-to-date basis, gross margin was 42.7% for the six months ended June 28, 2003, as compared with 37.7% for the comparable period in 2002. Excluding the impact of special benefits (described below), gross margin for the six months ended June 28, 2003 was 41.1%, as compared to 37.7% for the comparable period in 2002. Both the current quarter and year-to-date improvements in gross margin, as compared to the comparable periods in 2002, were primarily due to an improvement in model mix (including improved margin on refurbished system sales), improved warranty results and lower inventory reserves. On a year-to-date basis, the improvement in gross margin was partially offset by the impact of lower licensing revenues, which have no related cost of sales. Exclusive of licensing revenues, licensing support revenues and special charges, gross margin was 42.6% and 38.7% for the three and six-month periods ended June 28, 2003, as compared with 32.4% and 32% for the comparable periods in 2002, respectively.

The Company has included the information presented above, with respect to gross margin without the affect of special charges and licensing and licensing support revenues, because it believes this information is helpful to a stockholder’s understanding of the Company’s operating results.

During the three-month period ended June 28, 2003, the Company recognized special benefits from the reversal of certain purchase order commitment and inventory reserves. These benefits totaled $0.7 million. The Company presently records reserves for inventories and purchase order commitments in excess of 12 months of production demand (18 months for certain long lead-time items). Based on the Company’s current expectations with respect to market demand for its products, the Company may recognize further reserve reversals during the second half of 2003.

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

The Company believes that gross margin for the quarter ending September 27, 2003 may be higher as compared to the comparable period in 2002, and may be flat to slightly higher than gross margin for the quarter ended June 28, 2003, exclusive of special charges.

New products generally have lower gross margins until there is widespread market acceptance and until production and after-sales efficiencies can be achieved. Should significant market demand fail to develop for the Company’s Verdant laser thermal processing system, the Company’s business, financial condition and results of operations would be materially adversely affected.

Research, development and engineering expenses

The Company’s research, development, and engineering expenses were $5.6 million for the three months ended June 28, 2003, as compared to $5.9 million for the comparable period in 2002. On a year-to-date basis, research, development, and engineering expenses were $10.2 million, as compared with $11.7 million for the comparable period in 2002. Both the current quarter and year-to-date declines in spending, relative to the year-ago periods, were primarily attributable to the discontinuance of the Company’s advanced reduction stepper platforms and to other cost reduction measures implemented in the second half of 2002, partially offset by increased spending on the Company’s laser thermal processing technologies.

The Company continues to invest significant resources in the development and enhancement of its laser thermal processing systems and technologies, and its 1X optical products and related technologies, including its next generation platform for its 1X optical products. The Company presently expects that, as a result of the Company’s restructuring of operations in September 2002, and as a result of overhead absorption relative to the production of laser thermal processing systems for customers, the absolute dollar amount of research, development and engineering expenses for the quarter ending September 27, 2003 will be lower than expenses incurred for the comparable period in 2002. Additionally, research, development and engineering expenses for the quarter ending September 27, 2003 may be lower than levels incurred during the three-month period ended June 28, 2003, primarily as a result of overhead absorption relative to the production of laser thermal processing systems for customers.

Amortization of intangible assets

Amortization of intangible assets was $0.1 million and $0.2 million for the three and six-month periods, respectively, ended June 28, 2003 and June 29, 2002.

Selling, general and administrative expenses

Selling, general, and administrative expenses were $5.2 million for the three-month period ended June 28, 2003, as compared with $5.8 million for the comparable period in 2002. As a percentage of net sales, selling, general, and administrative expenses decreased to 20.8%, as compared with 28.1% in the year-ago period. For the six-month period ended June 28, 2003, selling, general and administrative expenses were $10.3 million, as compared with $11.9 million for the comparable period in 2002. As a percentage of net sales, selling, general and administrative expenses decreased to 22.0%, as compared with 29.4% in the year-ago period. These year-over-year declines, in absolute dollars, were primarily attributable to cost containment measures implemented in the second half of 2002.

The Company presently anticipates that selling, general and administrative expenses for the three-month period ending September 27, 2003 will be higher than the comparable period in 2002, and significantly higher than the three-month period ended June 28, 2003. This anticipated increase is due, primarily, to higher selling expenses (resulting from higher anticipated sales levels), and administrative initiatives, resulting from compliance efforts associated with the Sarbanes-Oxley Act of 2002.

Interest and other income, net

Interest and other income, net, which consists primarily of interest income, was $1.1 million and $2.2 million for the three and six-month periods ended June 28, 2003, respectively. This compares with $1.6 million and $3.3 million for the comparable three and six-month periods in 2002, respectively. Both the current quarter and year-to-date declines in interest and other income, net, were primarily attributable to significantly lower interest rates and to lower average invested balances.

The Company presently maintains an investment portfolio with a weighted-average maturity of less than one year. Consequently, changes in short-term interest rates have a major impact on the Company’s interest income. Future changes are expected to have a similar impact. The Company presently expects that interest and other income, net, for the three-month period ending September 27, 2003, will be significantly lower than levels achieved in the comparable period in 2002, primarily as a result of lower interest rates, and will also be lower than levels achieved for the three-month period ended June 28, 2003.

Income tax expense

For the three and six-month periods ended June 28, 2003, the Company recorded an income tax provision of $0.1 million and $0.4 million, respectively. These provisions are primarily related to taxable income in Japan, for which there is no corresponding net operating loss carry-forward benefit. The Company did not recognize a tax benefit for the three and six-month periods ended June 29, 2002, and did not recognize a domestic tax benefit for the three and six-month periods ended June 28, 2003, due to uncertainty related to the utilization of its federal net operating loss carry-forward.

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

LIQUIDITY AND CAPITAL RESOURCES

Net cash generated by operating activities was $6.4 million for the six months ended June 28, 2003, as compared with net cash used in operations of $1.8 million for the comparable period in 2002. Net cash generated by operating activities during the six months ended June 28, 2003 was primarily attributable to net income of $1.0 million, non-cash charges to income of $4.8 million and a net change in operating assets and liabilities of $0.5 million. The $0.5 million net change in operating assets and liabilities was primarily a result of a decline in inventories of $4.7 million, an increase in accounts payable of $2.4 million and a decline in income taxes receivable of $1.2 million, partially offset by a decrease in deferred licensing revenue of $1.9 million, an increase in accounts receivable of $1.6 million, an increase in long-term demonstration inventories of $1.6 million, a decrease in other current liabilities of $1.2 million and an increase in prepaid expenses and other current assets of $0.7 million.

The Company believes that because of the relatively long manufacturing cycle of certain of its systems, particularly newer products, the Company’s inventories will continue to represent a significant portion of working capital. Currently, the Company is devoting significant resources to the development, introduction and commercialization of its laser thermal processing system and to the development of its next generation platform of its 1X lithography technologies. The Company currently intends to continue to develop these products and technologies during the remainder of 2003, and will continue to incur significant operating expenses in the areas of research, development and engineering, manufacturing and general and administrative costs in order to further develop, produce and support these new products. Additionally, gross profit margins, inventory and capital equipment levels may be further adversely impacted in the future by costs associated with the initial production of the laser thermal processing system and by future generations of the Company’s 1X wafer steppers. These costs include, but are not limited to, additional manufacturing overhead, costs of demonstration systems and facilities, costs associated with managing multiple sites and the establishment of additional after-sales support organizations. Additionally, there can be no assurance that operating expenses will not increase, relative to sales, as a result of adding additional marketing and administrative personnel, among other costs, to support the Company’s new products. If the Company is unable to achieve significantly increased net sales or if its sales fall below expectations, the Company’s cash flow and operating results will be materially adversely affected until, among other factors, costs and expenses can be reduced. The failure of the Company to achieve its sales targets for these new products could result in additional inventory write-offs and asset impairment charges, either of which could materially adversely impact the Company’s results of operations.

During the six months ended June 28, 2003, net cash provided by investing activities was $0.1 million, attributable to a net reduction in available-for-sale securities of $2.3 million, partially offset by capital expenditures of $2.2 million. In June 2003, the Company replaced a credit facility requiring $2.0 million of restricted cash with a credit facility requiring $4.0 million in compensating balances, consisting of the Company’s cash, cash equivalents and short-term investments. This generated $2.0 million of positive cash flow from investing activities during the quarter, offsetting a similar use of cash during the three-month period ended March 29, 2003. The requirement for this credit facility results from contractual provisions of a lease for certain of the Company’s facilities, wherein the Company is required to supply the landlord with a $2.0 million letter of credit.

Net cash used in financing activities was $2.0 million during the six-month period ended June 28, 2003, attributable to net repayments of notes payable of $2.9 million, partially offset by $1.0 million in proceeds received from the issuance of Common Stock under the Company’s employee stock purchase and stock option plans.

At June 28, 2003, the Company had working capital of $153.9 million. The Company’s principal source of liquidity at June 28, 2003 consisted of $159.3 million in cash, cash equivalents and short-term investments.

The Company has approximately $7.5 million of retained earnings in its foreign subsidiaries. Possible adverse tax consequences associated with repatriating these funds may effectively restrict their use to cash requirements in those specific jurisdictions.

During 2002, the Company received proceeds of $3.2 million in conjunction with a sale/leaseback transaction. To provide additional security to the lessor, the Company granted a security interest in certain of its other equipment having a net book value of approximately $1.0 million at June 28, 2003. The Company recorded a deferred rent credit equal to the excess of the sale proceeds over the adjusted basis in the equipment sold. During the three-year term of this agreement, the deferred rent credit will be amortized as an offset to rental expense. At June 28, 2003, credits of $0.7 million and $0.6 million representing the short-term and long-term portions of deferred rent, respectively, were carried as liabilities on the Company’s balance sheet.

In September 2002, the Company entered into a line of credit agreement with a brokerage firm. Under the terms of this agreement, the Company may borrow funds at a cost equal to the current Federal funds rate plus 100 basis points (2.00% as of June 28, 2003). Certain of the Company’s cash, cash equivalents and short-term investments secure borrowings outstanding under this facility. Funds are advanced to the Company under this facility based on pre-determined advance rates on the cash and securities held by the Company in this brokerage account. This agreement has no set expiration date and there are no loan covenants. As of June 28, 2003, $6.6 million was outstanding under this facility, with a related collateral requirement of approximately $9.5 million of the Company’s cash, cash equivalents and short-term investments.

In January 2003, the Company’s Board of Directors authorized the purchase of up to 5.0 million shares of the Company’s Common Stock at prevailing market prices. As of August 1, 2003, the Company had not elected to repurchase shares under this arrangement. Should the Company decide to acquire its own shares in the open market, potentially large amounts of the Company’s cash, cash equivalents and short-term investments would be required.

The Company’s off-balance sheet transactions consist of certain financial guarantees, both expressed and implied, related to product liability, infringement of intellectual property and latent product defects. Other than liabilities recorded pursuant to known product defects, at June 28, 2003, the Company did not record a liability associated with these guarantees, as the Company has little or no history of costs associated with such indemnification requirements.

The following summarizes the Company’s contractual obligations at June 28, 2003, and the effect such obligations are expected to have on its liquidity and cash flows in future periods:

(in millions)	Total	Less than 1 year	1-3 years	After 3 years
Notes payable obligations	$6.8	$6.8	$—	$—
Non-cancelable capitalized lease obligations	0.1	0.1	—	—
Non-cancelable operating lease obligations - equipment	2.4	1.2	1.2	—
Non-cancelable operating lease obligations - buildings	30.3	3.6	8.1	18.6
Long-term vendor accounts payable	0.9	0.7	0.2	—
Total contractual cash obligations	$40.5	$12.4	$9.5	$18.6

At June 28, 2003, the Company had open purchase order commitments of approximately $18 million, primarily related to the purchase of inventories, equipment and leasehold improvements. The Company records reserves for purchase order commitments it deems in excess of normal operating requirements (see “Critical Accounting Policies and Estimates”).

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

Foreign currency

The Company uses foreign exchange contracts to hedge the risk that unremitted Japanese yen denominated receipts from customers for actual or forecasted sales of equipment after receipt of customer purchase orders may be adversely affected by changes in foreign currency exchange rates. As part of its overall strategy to manage the level of exposure to the risk of foreign currency exchange rate fluctuations, the Company attempts to hedge most of these Japanese yen denominated foreign currency exposures anticipated over the ensuing twelve-month period. At June 28, 2003, the Company had hedged approximately 75% of these Japanese yen denominated exposures. To hedge this exposure, the Company used foreign exchange forward contracts that generally have maturities of nine months or less. The Company often closes foreign exchange sale contracts by purchasing an offsetting purchase contract. At June 28, 2003, the Company had contracts for the sale of $2.8 million of foreign currencies at fixed rates.

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

During 2002 and 2001, approximately 20% and 33%, respectively, of the Company’s net sales were derived from sales to nanotechnology manufacturers, including micro systems, thin film heads and optical networking devices. During the first six months of 2003, approximately 27% of the Company’s net sales were derived from sales to nanotechnology manufacturers.

Highly Competitive Industry        The capital equipment industry in which the Company operates is intensely competitive. A substantial investment is required to install and integrate capital equipment into a semiconductor, semiconductor packaging or nanotechnology device production line. The Company believes that once a device manufacturer or packaging subcontractor has selected a particular vendor’s capital equipment, the manufacturer generally relies upon that equipment for the specific production line application and, to the extent possible, subsequent generations of similar products. Accordingly, it is difficult to achieve significant sales to a particular customer once another vendor’s capital equipment has been selected. The Company experiences intense competition worldwide from a number of leading stepper manufacturers, such as Nikon Inc. (“Nikon”), Canon, Inc. (“Canon”) and ASM Lithography (“ASML”), all of which have substantially greater financial, marketing and other resources than the Company. Nikon supplies a 1X stepper for use in the manufacture of liquid crystal displays and Canon, Nikon and ASML offer reduction steppers for thin film head fabrication. With respect to the semiconductor packaging and nanotechnology markets, the Company experiences competition from various proximity aligner companies such as Suss Microtec AG.

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

Development of New Product Lines; Expansion of Operations Currently, the Company is devoting significant resources to the development, introduction and commercialization of its laser thermal processing systems and to enhancements and future versions of its Saturn Spectrum 3e and Saturn Spectrum 300e2 wafer steppers and related platforms. The Company intends to continue to develop these products and technologies during 2003, and will continue to incur significant operating expenses in the areas of research, development and engineering, manufacturing and general and administrative costs in order to further develop, produce and support these new products. Additionally, gross profit margins and inventory levels may be further adversely impacted in the future by costs associated with the initial production of its Verdant laser thermal processing systems and by future generations of its 1X-lithography systems. These costs include, but are not limited to, additional manufacturing overhead, additional inventory write-offs, costs of demonstration systems and facilities, costs associated with managing multiple sites and the establishment of additional after-sales support organizations. Additionally, there can be no assurance that operating expenses will not increase, relative to sales, as a result of adding additional marketing and administrative personnel, among other costs, to support the Company’s new products. If the Company is unable to achieve significantly increased net sales or if its sales fall below expectations, the Company’s operating results will be materially adversely affected.

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

Customer and Market Concentrations      Historically, the Company has sold a substantial portion of its systems to a limited number of customers. For the six-month period ended June 28, 2003, five customers accounted for approximately 65% of the Company’s system revenue. In 2002, Intel Corporation accounted for 19% and Sumitomo Chemical Company, Ltd. accounted for 10% of the Company’s total net sales.

At June 28, 2003, one customer accounted for 40% of the Company’s system backlog. Cancellation, deferrals or rescheduling of orders by this customer would have a material adverse impact on the Company’s future results of operations.

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

On a market application basis, sales to semiconductor packaging customers accounted for approximately 71% of system revenue for the six-month period ended June 28, 2003, and 53% of system revenue for the year ended December 31, 2002. The Company’s future results of operations and financial position would be materially adversely impacted by further downturns in this market segment, or by loss of market share.

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

Because of the large number of components in the Company’s systems, significant delays can occur between a system’s introduction and the commencement by the Company of volume production of such systems. The Company has experienced delays from time to time in the introduction of, and technical and manufacturing difficulties with, certain of its systems, product enhancements and related software tools, and may experience delays and technical and manufacturing difficulties in future introductions or volume production of new systems, product enhancements and related software tools.

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

On February 29, 2000, in the U.S. District Court of Virginia, the Company filed patent infringement lawsuits against Nikon, Canon and ASML. In April 2000, the Company reached a settlement with Nikon and in September 2001, the Company reached a settlement with Canon. The patent litigation case against ASML is ongoing. The Court has made a preliminary determination that ASML does not infringe the patent. The Company has filed an appeal against this preliminary determination of the Court. On October 12, 2001, the Company was sued in the District Court in Massachusetts for alleged infringement of certain patents owned by Silicon Valley Group, Inc. (“SVG”), a company acquired by ASML. The Company is in the process of defending against this claim and believes the claim is without merit.

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

International Sales      International net sales accounted for approximately 48% and 51% of total net sales for the years 2002 and 2001, respectively. For the six months ended June 28, 2003, international net sales accounted for approximately 61% of total net sales, as compared with 52% for the comparable period in 2002. The Company anticipates that international sales, which typically have lower gross margins than domestic sales, principally due to increased competition and higher field service and support costs, will continue to account for a significant portion of total net sales. As a result, a significant portion of the Company’s net sales will continue to be subject to certain risks, including the current SARS outbreak in Asia, which could delay or curtail installation and acceptance of the Company’s systems in those areas impacted; dependence on outside sales representative organizations; unexpected changes in regulatory requirements; difficulty in satisfying existing regulatory requirements; exchange rate fluctuations; tariffs and other barriers; political and economic instability; difficulties in accounts receivable collections; natural disasters; difficulties in staffing and managing foreign subsidiary and branch operations; and potentially adverse tax consequences.

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

Dependence on Key Personnel      The Company’s future operating results depend, in significant part, upon the continued contributions of key personnel, many of whom would be difficult to replace. Few of such persons have an employment agreement with the Company. The Company does not maintain any life insurance on any of its key persons.  The loss of key personnel could have a material adverse effect on the business, financial condition and results of operations of the Company.  In addition, the Company’s future operating results depend in significant part upon its ability to attract and retain other qualified management, manufacturing, technical, sales and support personnel for its operations. There are only a limited number of persons with the requisite skills to serve in these positions and it may become increasingly difficult for the Company to hire such personnel over time. At times, competition for such personnel has been intense, particularly in the San Francisco Bay Area where the Company maintains its headquarters and principal operations, and there can be no assurance that the Company will be successful in attracting or retaining such personnel. The failure to attract or retain such persons would materially adversely affect the Company’s business, financial condition and results of operations.

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

As of July 29, 2003, the Company had issued and outstanding options to purchase approximately 5.8 million shares of its Common Stock. Among other determinants, the market price of the Company’s stock has a major bearing on the number of stock options outstanding that are included in the weighted-average shares used in determining the Company’s net income (loss) per share. During periods of extreme volatility, the impact of higher stock prices can have a materially dilutive effect on the Company’s net income per share (diluted). Additionally, options are excluded from the calculation of net income (loss) per share when the Company has a net loss or when the exercise price of the stock option is greater than the average market price of the Company’s Common Stock, as the impact of the stock options would be anti-dilutive.

Terrorist Attacks and Threats, Government ResponsesThereto, and Military Actions May Negatively Impact All Aspects of Our Operations, Revenues, Costs and Stock Price       Terrorist attacks in the United States and elsewhere, government responses thereto, and military actions in Iraq, Afghanistan and elsewhere, may disrupt our operations or those of our customers and suppliers and may affect the availability of materials needed to manufacture our products or the means to transport those materials to manufacturing facilities and finished products to customers. In addition, any of these events could increase volatility in the United States and world financial markets which may depress the price of the Company’s Common Stock and may limit the capital resources available to the Company or its customers or suppliers, which could result in decreased orders from customers, less favorable financing terms from suppliers, and scarcity or increased costs of materials and components of our products. Any of these occurrences could have a significant impact on our operating results, revenues and costs and may result in increased volatility of the market price of our Common Stock.

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

Information Available on Company Web-site

The Company’s web-site is located at www.ultratech.com. The Company makes available, free of charge, through its web-site, its annual report on Form 10-K, quarterly reports on Form 10-Q, Form 4 filings and current reports on Form 8-K (and amendments to those reports), as soon as reasonably practicable after such reports are filed with the SEC.

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

Foreign Currency Risk Management

Foreign exchange contracts are used primarily by the Company to hedge the risk that unremitted Japanese yen denominated receipts, for actual or forecasted sales of equipment, may be adversely affected by changes in foreign currency exchange rates after receipt of customer purchase orders. As part of its overall strategy to manage the level of exposure to currency exchange rate fluctuations, the Company attempts to hedge most of these Japanese yen denominated foreign currency exposures anticipated over the ensuing twelve-month period. At June 28, 2003, the Company had taken action to hedge approximately 75% of these Japanese yen denominated exposures. To hedge this exposure, the Company used foreign exchange contracts that generally have maturities of nine months or less. The Company often closes foreign exchange sale contracts by purchasing an offsetting purchase contract.

The Company records these foreign exchange contracts at fair value in its consolidated balance sheet and the related gains or losses on these contracts are deferred in stockholders’ equity (as a component of comprehensive income). These deferred gains and losses are recognized in income, as a component of revenue, in the period in which the sales being hedged are received and recognized in income. However, to the extent that any of these contracts are not considered to be perfectly effective in offsetting the change in the value of the sales being hedged, any changes in fair value relating to the ineffective portion of these contracts are immediately recognized in income. These amounts were not material to the periods presented.

Gains and losses on foreign exchange contracts that are not designated as hedges are included as a component of interest and other income, net, in the Company’s consolidated statement of operations.

At June 28, 2003, the Company had contracts for the sale of $2.8 million of Japanese Yen at fixed rates. The Company had less than $0.1 million of deferred gains on foreign exchange contracts at June 28, 2003.

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

On February 29, 2000, in the U.S. District Court of Virginia, the Company filed patent infringement lawsuits against Nikon, Canon and ASML. In April 2000, the Company reached a settlement with Nikon and in September 2001, the Company reached a settlement with Canon. The patent litigation against ASML is ongoing. The Court has made a preliminary determination that ASML does not infringe the patent. The Company has filed an appeal against this preliminary determination of the Court. On October 12, 2001, the Company was sued in the District Court in Massachusetts for alleged infringement of certain patents owned by Silicon Valley Group, Inc. (“SVG”), a company acquired by ASML. The Company is in the process of defending against this claim and believes the claim is without merit.

Item 2.	Changes in Securities and Use of Proceeds.				None.

Item 3.	Defaults upon Senior Securities.				None.

Item 4.	Submission of Matters to a Vote of Security Holders.

	The following proposals were voted upon by the Company’s stockholders at the Company’s Annual Stockholders’ Meeting held on June 5, 2003.

	1.

The following persons were elected as directors of the Company to serve for a term ending upon the Annual Stockholders’ Meeting indicated beside their respective names and until their successors are elected and qualified:

		Terms Ending Upon the Annual Stockholders’ Meeting	Votes for	Votes withheld
	Thomas D. George	2005	20,218,706	193,795
	Kenneth Levy	2005	13,586,424	6,826,077
	Dennis R. Raney	2005	20,217,376	195,125
	Vincent F. Sollitto	2005	19,944,196	468,305

	2.

A proposal to ratify the appointment of Ernst & Young LLP as the Company’s independent auditors for the fiscal year ending December 31, 2003 was approved by the vote of 20,058,057 shares for; 331,040 shares against; and 23,404 shares abstained.

	3.

A proposal to approve an amendment to the Company’s Amended and Restated Certificate of Incorporation to change the name of the Company to “Ultratech, Inc.” was approved by the vote of 20,373,967 shares for; 31,506 shares against; and 7,028 shares abstained.

	4.

A proposal to approve an amendment to the Company’s 1993 Stock Option/Stock Issuance Plan, to increase the number of shares subject to options granted to non-employee directors each year pursuant to the automatic grant program in effect under the Plan to 8,000 shares, was approved by the vote of 10,377,031 shares for; 9,981,019 shares against; and 54,451 shares abstained.

Item 5.	Other Information.

	On July 22, 2003, the Company amended its bylaws to change the maximum number of directors to eight, from the previous maximum of nine.

Item 6.	Exhibits and Reports on Form 8-K

(a) Exhibits

	3.1	Amended and Restated Certificate of Incorporation of the Company, filed October 6, 1993.

	3.1.1	Certificate of Amendment of the Amended and Restated Certificate of Incorporation of the Company, filed May 17, 1995.

	3.1.2	Certificate of Amendment of the Amended and Restated Certificate of Incorporation of the Company, filed June 17, 1998.

	3.1.3	Certificate of Amendment of the Amended and Restated Certificate of Incorporation of the Company, filed June 20, 2003.

	3.2	Bylaws of the Company, as amended.

	99.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) Reports on Form 8-K

Current Reports on Form 8-K, dated May 22, 2003 and June 19, 2003, were filed during the quarter ended June 28, 2003, reporting updates to the Company’s quarterly teleconference guidance. A Current Report on Form 8-K, dated April 17, 2003 was filed during the quarter ended June 28, 2003, reporting the Company’s quarterly results for the period ended March 29, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ULTRATECH, INC.
(Registrant)

Date:	August 1, 2003	By:	/s/Bruce R. Wright
Bruce R. Wright
Senior Vice President, Finance and Chief Financial
Officer (Duly Authorized Officer and Principal
Financial and Accounting Officer)

CERTIFICATIONS

I, Arthur Zafiropoulo, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Ultratech, Inc.;

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

Date: August 1, 2003

/s/ Arthur Zafiropoulo
Arthur Zafiropoulo
Chief Executive Officer

I, Bruce Wright, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Ultratech, Inc.;

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

Date: August 1, 2003

/s/ Bruce Wright
Bruce Wright
Chief Financial Officer

EXHIBIT INDEX

3.1	Amended and Restated Certificate of Incorporation of the Company, filed October 6, 1993.

3.1.1	Certificate of Amendment of the Amended and Restated Certificate of Incorporation of the Company, filed May 17, 1995.

3.1.2	Certificate of Amendment of the Amended and Restated Certificate of Incorporation of the Company, filed June 17, 1998.

3.1.3	Certificate of Amendment of the Amended and Restated Certificate of Incorporation of the Company, filed June 20, 2003.

3.2	Bylaws of the Company, as amended.

99.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.