Form 10-Q
period 2003-09-27
ULTRATECH INC
filed 2003-11-05
CIK 909791

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM  10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended September 27, 2003

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

Yes                            ☒                                    No                                ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes                            ☒                                    No                                ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date:

Class	Outstanding as of October 31, 2003
common stock, $.001 par value	23,447,811

ULTRATECH, INC.

PART 1.                                                 FINANCIAL INFORMATION

Item 1.           Condensed Consolidated Financial Statements

ULTRATECH, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)	Sep. 27, 2003	Dec. 31, 2002*
	(Unaudited)
ASSETS

Current assets:
Cash, cash equivalents, and short-term investments	$159,834	$157,529
Accounts receivable	19,915	12,870
Inventories	14,797	25,182
Income taxes receivable	433	1,179
Deferred income taxes	475	—
Prepaid expenses and other current assets	2,318	1,627
Total current assets	197,772	198,387

Equipment and leasehold improvements, net	18,351	19,090

Intangible assets, net	571	858

Demonstration inventories, net	4,447	2,208

Other assets	1,593	1,823

Total assets	$222,734	$222,366

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Notes payable	$2,600	$9,769
Accounts payable	8,026	6,719
Deferred product and services income	8,475	6,293
Deferred license income	5,680	8,463
Other current liabilities	12,343	14,983
Total current liabilities	37,124	46,227

Other liabilities	3,353	4,385

Stockholders’ equity	182,257	171,754

Total liabilities and stockholders’ equity	$222,734	$222,366

Notes:

* The Balance Sheet as of Dec. 31, 2002 has been derived from the audited financial statements at that date.

See accompanying notes to condensed consolidated financial statements.

ULTRATECH, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended		Nine Months Ended
(In thousands, except per share amounts)	Sep 27, 2003	Sep 28, 2002	Sep 27, 2003	Sep 28, 2002
Net sales:
Products	$22,732	$3,720	$62,574	$35,214
Services	2,885	2,642	7,951	8,253
Licenses	927	928	2,783	4,317
Total net sales	$26,544	$7,290	$73,308	$47,784
Cost of sales:
Cost of products sold	11,675	5,252	35,856	26,392
Cost of services	1,519	1,870	4,884	5,950
Cost of inventory writedown	(363)	5,733	(982)	5,733
Cost of discontinued products	—	2,169	(121)	2,169
Total cost of sales	12,831	15,024	39,637	40,244
Gross profit (loss)	$13,713	$(7,734)	$33,671	$7,540

Operating expenses:
Research, development, and engineering	5,544	5,991	15,718	17,723
Amortization of intangible assets	96	96	286	286
Selling, general, and administrative	6,362	5,849	16,628	17,753
Restructure of operations	—	4,297	(114)	4,297
Operating income (loss)	$1,711	$(23,967)	$1,153	$(32,519)
Interest expense	(112)	(35)	(235)	(50)
Interest - special	312	—	312	—
Interest and other income, net	805	1,487	2,977	4,755
Income (loss) before tax	$2,716	$(22,515)	$4,207	$(27,814)
Income taxes (benefit) - special	(352)	(3,648)	(352)	(4,866)
Income taxes (benefit)	(172)	—	273	—
Net income (loss)	$3,240	$(18,867)	$4,286	$(22,948)
Earnings per share - basic:
Net income (loss)	$0.14	(0.83)	$0.19	$(1.02)
Number of shares used in per share calculations - basic	23,010	22,609	22,870	22,570
Earnings per share - diluted:
Net income (loss)	$0.13	$(0.83)	$0.18	$(1.02)
Number of shares used in per share calculations - diluted	25,144	22,609	23,883	22,570

See accompanying notes to condensed consolidated financial statements.

ULTRATECH, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended
(In thousands)	Sept. 27, 2003	Sept. 28, 2002

Cash flows from operating activities:
Net income (loss)	$4,286	$(22,948)
Charges to income not affecting cash	6,530	16,913
Net effect of changes in operating assets and liabilities	(2,351)	(12,654)
Net cash generated by (used in) operating activities	8,465	(18,689)

Cash flows from investing activities:
Capital expenditures	(4,306)	(4,191)
Net decrease (increase) in available-for-sale securities	23,800	(24,520)
Net increase in restricted cash	—	(1,520)
Net cash generated by (used in) investing activities	19,494	(30,231)

Cash flows from financing activities:
Net proceeds from (repayment of) notes payable	(7,233)	10,060
Proceeds from issuance of Common Stock	6,522	2,372
Net cash provided by (used in) financing activities	(711)	12,432

Net effect of exchange rate changes on cash	(98)	(65)

Net increase (decrease) in cash and cash equivalents	27,150	(36,553)

Cash and cash equivalents at beginning of period	18,178	62,729

Cash and cash equivalents at end of period	$45,328	$26,176

See accompanying notes to condensed consolidated financial statements

Ultratech, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
September 27, 2003

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

Operating results for the three and nine-month periods ended September 27, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003, or any future period.

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

Under the provisions of EITF 00-21, separate units of accounting exist if all of the following criteria are met: the item has value on a standalone basis; there is objective and reliable evidence of fair value; delivery of undelivered items is probable and in control of the Company; and consideration allocable to the delivered item is not contingent on delivery of additional items.

In response to EITF 00-21, the Company has reviewed its arrangements involving multiple deliverables. The Company has concluded that the adoption of EITF 00-21 has no effect on its current revenue recognition policy. Although application of EITF 00-21 results in the identification of separate accounting units, e.g. the system and its installation, the Company believes that all required elements of revenue recognition under SAB 101 are not met at the time of shipment of its systems. Therefore, revenue recognition for systems must be delayed until all elements of revenue recognition are met, generally upon acceptance of the system.

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

The Company generally recognizes revenue from spare parts sales upon shipment. The Company has concluded that the adoption of EITF 00-21 has no significant effect on its current revenue recognition policy with regards to spare parts, as these revenue arrangements generally do not contain multiple elements.

The Company sells service contracts for which revenue is deferred and recognized ratably over the contract period.

The Company recognizes revenue from licensing and technology support agreements ratably over the contract period, or the estimated useful life of the licensed technologies, whichever is shorter.

BASIC AND DILUTED EARNINGS PER SHARE - The following sets forth the computation of basic and diluted net loss per share:

	Three Months Ended		Nine Months Ended
(Unaudited, in thousands, except per share amounts)	Sept. 27, 2003	Sept. 28, 2002	Sept. 27, 2003	Sept. 28, 2002

Numerator:
Net income (loss)	$3,240	$(18,867)	$4,286	$(22,948)

Denominator:
Denominator for basic earnings per share	23,010	22,609	22,870	22,570
Effect of dilutive employee stock options	2,134	—	1,013	—
Denominator for diluted earnings per share	25,144	22,609	23,883	22,570

Earnings per share - basic:
Net income (loss)	$0.14	$(0.83)	$0.19	$(1.02)

Earnings per share - diluted:
Net income (loss)	$0.13	$(0.83)	$0.18	$(1.02)

For the three and nine-month periods ended September 27, 2003, options to purchase 405,000 and 1,428,000 shares of Common Stock at an average exercise price of $29.30 and $23.34, respectively, were excluded from the computation of diluted net income per share, as the effect would have been anti-dilutive. For the three and nine-month periods ended September 28, 2002, options to purchase 4,771,000 shares of Common Stock at an average exercise price of $16.47 were excluded from the computation of diluted net loss per share, as the effect would have been anti-dilutive. Options are anti-dilutive when the Company has a net loss or when the exercise price of the stock option is greater than the average market price of the Company’s Common Stock.

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

At September 27, 2003, the Company had several stock-based employee compensation plans, including stock option plans and an employee stock purchase plan. The Company accounts for these plans under the intrinsic value method. No stock option-based employee compensation cost is reflected in net income (loss), as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income (loss) and earnings per share if the Company had applied the fair value recognition method.

	Three months ended		Nine months ended
In thousands, except per share amounts	Sept. 27, 2003	Sept. 28, 2002	Sept. 27, 2003	Sept. 28, 2002
Net income (loss) as reported	$3,240	$(18,867)	$4,286	$(22,948)
Total stock-based employee compensation expense, determined under fair value based method for all awards, net of related tax effects	$(2,492)	$(2,495)	$(6,723)	$(8,061)
Pro forma net income (loss)	$748	$(21,362)	$(2,437)	$(31,009)

Net income (loss) per share - basic, as reported	$0.14	$(0.83)	$0.19	$(1.02)
Pro forma net income (loss) per share - basic	$0.03	$(0.99)	$(0.11)	$(1.42)

Net income (loss) per share - diluted, as reported	$0.13	$(0.83)	$0.18	$(1.02)
Pro forma net income (loss) per share - diluted	$0.03	$(0.99)	$(0.11)	$(1.42)

(3) Inventories

Inventories consist of the following:

(In thousands)	Sept. 27, 2003	Dec. 31, 2002
	(Unaudited)
Raw materials	$8,476	$12,094
Work-in-process	5,270	10,289
Finished products	1,051	2,799
	$14,797	$25,182

(4) Notes Payable and Letter of Credit

The Company has a line of credit agreement with a brokerage firm. Under the terms of this agreement, the Company may borrow funds at a cost equal to the current Federal funds rate plus 100 basis points (2.00% as of September 27, 2003). Certain of the Company’s cash, cash equivalents and short-term investments secure borrowings outstanding under this facility. Funds are advanced to the Company under this facility based on pre-determined advance rates on the cash and securities held by the Company in this brokerage account. This agreement has no set expiration date and there are no loan covenants. As of September 27, 2003, $2.5 million was outstanding under this facility, with a related collateral requirement of approximately $3.6 million of the Company’s cash, cash equivalents and short-term investments.

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

(5) Other Current Liabilities

Other current liabilities consist of the following:

(In thousands)	Sept. 27, 2003	Dec. 31, 2002
	(Unaudited)
Salaries and benefits	$2,522	$3,247
Warranty reserves	1,663	1,462
Advance billings	1,282	1,024
Income taxes payable	1,087	440
Accrued restructuring cost	1,635	2,558
Reserve for losses on purchase order commitments	936	2,120
Other	3,218	4,132
	$12,343	$14,983

Warranty reserves

The Company generally warrants its products for a period of 12 months from the date of customer acceptance for material and labor to repair the product. Accordingly, a provision for the estimated cost of the warranty is recorded at the time revenue is recognized. Extended warranty terms, if granted, result in deferral of revenue approximating the fair value for similar service contracts. The Company estimates the costs that may be incurred under its basic limited warranty and records a liability in the amount of such costs at the time the product is shipped. Recognition of the related warranty cost is deferred until product revenue is recognized. Factors that affect the Company’s warranty liability include the number of installed units, historical and anticipated rates of warranty claims, and cost per claim. The Company periodically assesses the adequacy of its recorded warranty liabilities and adjusts the amounts as necessary.

Changes in the Company’s product liability are as follows:

	Three months ended		Nine months ended
In thousands	Sept. 27, 2003	Sept. 28, 2002	Sept. 27, 2003	Sept. 28, 2002
Balance, beginning of the period	$1,615	$1,177	$1,462	$1,895
Warranties issued during the period	950	248	2,794	1,752
Settlements made during the period	(902)	(548)	(2,593)	(2,770)
Balance, end of the period	$1,663	$877	$1,663	$877

(6) Deferred Rent

In 2002, in conjunction with a $3.2 million sale/leaseback transaction, the Company recorded a deferred rent credit equal to the excess of the sale proceeds over the adjusted basis in the equipment sold. In September 2003, the Company paid $1.8 million to close this transaction and to purchase the related capital asset. The impact from this transaction on the Company’s results of operations for the quarter ended September 27, 2003 was immaterial.

As part of the Company’s review of its lease commitments in the period ended December 31, 2002, certain matters were identified related to prior financial reporting periods that necessitated the recording of additional expenses. Such matters were related to (i) the extension of the Company’s lease of its headquarters building in November 1999 and (ii) the lease of an additional building in March 2000. The

Company does not believe these amounts are material to the periods in which they should have been recorded. Had this adjustment been recorded in the proper periods, the impact for the three and nine-month periods ended September 28, 2002 would be an increase to the net loss of $0.1 million and $0.4 million ($0.01 and $0.02 per share), respectively.

(7) Reporting Comprehensive Income (Loss)

The components of comprehensive income (loss) are as follows:

	Three Months Ended		Nine Months Ended
(Unaudited, in thousands)	Sept. 27, 2003	Sept. 28, 2002	Sept. 27, 2003	Sept. 28, 2002
Net income (loss)	$3,240	$(18,867)	$4,286	$(22,948)
Accumulated other comprehensive income (loss)
Unrealized gain (loss) on available-for-sale securities	(263)	287	(332)	(447)
Unrealized loss on foreign exchange forward contracts	(117)	(18)	(98)	(65)
Tax effect	—	—	—	—
Comprehensive income (loss)	$2,860	$(18,598)	$3,856	$(23,460)

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

In thousands:	Sept. 27, 2003	Dec. 31, 2002
Unrealized gains (losses) on:
Available-for-sale investments	$1,571	$1,903
Foreign exchange contracts	(117)	(19)
Accumulated other comprehensive income at end of period	$1,454	$1,884

(8) Restructure of Operations

In September 2002, in response to worsening conditions in the semiconductor industry in particular, and the general economy as a whole, the Company decided to reduce its workforce by approximately 15% and to cease or suspend activities related to certain engineering and administrative initiatives. As a result of this decision, the Company recognized a restructuring charge of $4.3 million, or $0.19 per share for the three-month period ended September 28, 2002. The Company reduced this charge by $0.2 million during the three-month period ended December 31, 2002, primarily as a result of canceling its plans to exit a certain building and an adjustment of its international severance costs. Of the total net charge for the year ended December 31, 2002 of $4.1 million, the cash component included employee severance costs of $0.9 million, contract termination fees of $0.2 million and facility closure costs of $0.1 million. The non-cash component of this charge included $2.5 million of impairment to the carrying value of equipment and leasehold improvements and $0.3 million of impairment to prepaid expenses and other current assets.

As of September 27, 2003, all amounts of these restructuring costs had been paid. Cash components of accrued restructuring costs, and amounts charged against the plan for the nine-month period then ended, relative to the September 2002 restructure of operations, were as follows:

(in millions)	Balance at Dec. 31, 2002	Expenditures	Balance at Sept. 27, 2003

Facility closure costs	$0.1	$(0.1)	$—
Employee severance costs	0.1	(0.1)	—
Other costs	0.2	(0.2)	—
Total	$0.4	$(0.4)	$—

In September 2001, the Company reached a decision to consolidate its manufacturing operations and eliminate approximately 20% of its workforce. As a result of this decision, the Company recognized a restructuring charge of $12.0 million, or $0.54 per share (diluted) in the quarter ended September 29, 2001. Additionally, the Company recognized restructuring charges of $0.3 million, or $0.01 per share (diluted) in the quarter ended December 31, 2001, primarily related to employee severance costs of $0.6 million (from additional personnel actions) and higher fixed asset disposal costs of $0.4 million, partially offset by revised facility closure and other cost estimates of $0.7 million. Of the full-year charge of $12.3 million, non-cash components included a $4.1 million impairment charge for intangible assets related to the Company’s XLS reduction product platform acquired in 1998 and a $1.5 million impairment charge for fixed assets disposed of in conjunction with the consolidation of manufacturing facilities. The cash components of this charge included $4.0 million for estimated expenditures related to the closure of facilities, $2.5 million for employee severance costs and $0.1 million of other restructuring costs. As of September 27, 2003, the amount of restructuring costs accrued but unpaid was $1.6 million.

Cash components of accrued restructuring costs as of September 27, 2003, and amounts charged against the plan for the nine-month period then ended, relative to the September 2001 restructure of operations, were as follows:

(in millions)	Balance at Dec. 31, 2002	Expenditures	Balance at Sept. 27, 2003

Employee severance costs	$—	$—	$—
Facility closure costs	2.2	(0.6)	1.6
Other costs	—	—	—
Total	$2.2	$(0.6)	$1.6

(9) Subsequent Event

In October 2003, the Company reached an agreement to terminate its lease for a facility in Wilmington, Massachuttes. This facility had been shut down in conjunction with the Company’s 2001 restructure of operations (see Footnote 8, above). As a direct result of this agreement, the Company anticipates a favorable credit to its results of operations of approximately $0.02 to $0.03 per share for the three-month period ending December 31, 2003.

Item 2.                                           Management’s Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW

Certain of the statements contained herein may be considered forward-looking statements under Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that involve risks and uncertainties, such as integration and development of the laser processing operation; cyclicality in the semiconductor and nanotechnology industries; delays, deferrals and cancellations of orders by customers; pricing pressures; competition; lengthy sales cycles, including the timing of system acceptances; ability to volume produce systems and meet customer requirements; mix of products sold; rapid technological change and the importance of timely product introductions; dependence on new product introductions and commercial success of any new products; sole or limited sources of supply; international sales; customer concentration; manufacturing variances and production levels; expiration of technology support and licensing arrangements, and the resulting adverse impact on the Company’s licensing revenues; timing and degree of success of technologies licensed to outside parties; product concentration and lack of product revenue diversification; lengthy development cycles for advanced lithography technologies and applications; inventory obsolescence; asset impairment; ability and resulting costs to attract or retain sufficient personnel to achieve the Company’s targets for a particular period; future acquisitions; changes to financial accounting standards; intellectual property matters; environmental regulations; effects of certain anti-takeover provisions; volatility of stock price; and any adverse effects of terrorist attacks in the United States or elsewhere, or government responses thereto, or military actions in Iraq, Afghanistan and elsewhere, on the economy, in general, or on our business in particular. Such risks and uncertainties are described in the Company’s filings with the SEC, including the Company’s Annual Report on Form 10-K for the year ended December 31, 2002 and this Quarterly Report on Form 10-Q for the quarter ended September 27, 2003.

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

Under the provisions of EITF 00-21, separate units of accounting exist if all of the following criteria are met: the item has value on a standalone basis; there is objective and reliable evidence of fair value; delivery of undelivered items is probable and in control of the Company; and consideration allocable to the delivered item is not contingent on delivery of additional items.

In response to EITF 00-21, the Company has reviewed its arrangements involving multiple deliverables. The Company has concluded that the adoption of EITF 00-21 has no effect on its current revenue recognition policy. Although application of EITF 00-21 results in the identification of separate accounting units, e.g. the system and its installation, the Company believes that all required elements of revenue recognition under SAB 101 are not met at the time of shipment of its systems. Therefore, revenue recognition for systems must be delayed until all elements of revenue recognition are met, generally upon acceptance of the system.

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

The Company generally recognizes revenue from spare parts sales upon shipment. The Company has concluded that the adoption of EITF 00-21 has no significant effect on its current revenue recognition policy with regards to spare parts, as these revenue arrangements generally do not contain multiple elements.

The Company sells service contracts for which revenue is deferred and recognized ratably over the contract period.

The Company recognizes revenue from licensing and technology support agreements ratably over the contract period, or the estimated useful life of the licensed technologies, whichever is shorter.

Inventories and Purchase Order Commitments

The Company estimates the effects on inventory and purchase order commitments of obsolescence and unrealizable carrying values, respectively, based upon estimates of future demand for its products and market conditions. The Company presently records writedowns to reflect the reduction in carrying value for inventories and purchase order commitments in excess of 12 months of production demand (18 months for certain long lead-time items). Due to the cyclical nature of the Company’s business, during periods of declining demand for the Company’s products, the Company may write-down inventories and purchase order commitments in excess of an 18-month production demand (24 months for certain long lead-time items). Should actual production demand differ from management’s estimates, additional inventory and purchase order commitment write-downs would be required.

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

Allowances for Bad Debts

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

Deferred Income Taxes

The Company records a valuation allowance to reduce its deferred tax assets to the amount that is more likely than not to be realized. Based on the uncertainty of future pre-tax income for U.S. tax purposes, the Company has presently fully reserved its domestic deferred tax assets. In the event the Company was to determine that it would be able to realize these deferred tax assets in the future, an adjustment to the deferred tax asset valuation reserve would increase income in the period such determination was made.

The following discussion should be read in conjunction with the Company’s 2002 Annual Report on Form 10-K, which is available from the Company upon request.

RESULTS OF OPERATIONS

Factors that have caused results to fluctuate significantly in the past and most likely will continue to significantly impact results in the future, and could cause actual results to differ materially, include the following: integration and development of the Company’s laser processing operation; high degree of industry competition; cyclicality in the Company’s served markets; delays, deferrals and cancellations of orders by customers; customer concentration; market acceptance of new products and enhanced versions of the Company’s existing products; lengthy and costly development cycles for lithography and laser thermal processing technologies and applications; mix of products sold; timing of new product announcements and releases by the Company or its competitors; expiration of technology support and licensing arrangements, and the resulting adverse impact on the Company’s licensing revenues; product discounts; changes in pricing by the Company, its competitors or suppliers; timing and degree of success of technologies licensed to outside parties; product concentration and lack of product revenue diversification; outcome of litigation; lengthy sales and manufacturing cycles and the pattern of capital spending by customers, including the timing of system acceptances; inventory obsolescence; manufacturing inefficiencies and the ability to volume produce systems; the ability and resulting costs to attract or retain sufficient personnel to achieve the Company’s targets for a particular period; dilutive effect of employee stock option grants on net income per share, which is largely dependent upon the Company maintaining profitability and the market price of the Company’s stock; sole or limited sources of supply; international sales; rapid technological change and the importance of timely product introductions; future acquisitions; changes to financial accounting standards; intellectual property matters; environmental regulations; any adverse effects of worldwide terrorist attacks on the economy in general or on our business in particular; political and economic instability throughout the world; business interruptions due to natural disasters or utility failures; and regulatory changes; and the other risk factors listed in this filing and other Company filings with the SEC. The Company undertakes no obligation to update any of its disclosures to reflect such future events.

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

The following table illustrates the results of Ultratech, Inc., expressed as a percentage of net sales:

	Three Months Ended		Nine Months Ended
	Sep 27, 2003	Sep 28, 2002	Sep 27, 2003	Sep 28, 2002
Net sales:
Products	85.6%	51.0%	85.4%	73.7%
Services	10.9%	36.2%	10.8%	17.3%
Licenses	3.5%	12.7%	3.8%	9.0%
Total net sales	100.0%	100.0%	100.0%	100.0%

Cost of sales:
Cost of products sold	44.0%	72.0%	48.9%	55.2%
Cost of services	5.7%	25.7%	6.7%	12.5%
Cost of inventory writedown	(1.4)%	78.6%	(1.3)%	12.0%
Cost of discontinued products	0.0%	29.8%	(0.2)%	4.5%
Total cost of sales	48.3%	206.1%	54.1%	84.2%
Gross profit (loss)	51.7%	(106.1)%	45.9%	15.8%

Operating expenses:
Research, development, and engineering	20.9%	82.2%	21.4%	37.1%
Amortization of intangible assets	0.4%	1.3%	0.4%	0.6%
Selling, general, and administrative	24.0%	80.2%	22.7%	37.2%
Restructure of operations	0.0%	58.9%	(0.2)%	9.0%
Operating expenses	45.2%	222.7%	44.4%	83.8%
Operating income (loss)	6.4%	(328.8)%	1.6%	(68.1)%
Interest expense	(0.4)%	(0.5)%	(0.3)%	(0.1)%
Interest - special	1.2%	0.0%	0.4%	0.0%
Interest and other income, net	3.0%	20.4%	4.1%	10.0%
Income (loss) before tax	10.2%	(308.8)%	5.7%	(58.2)%
Income taxes (benefit) - special	(1.3)%	(50.0)%	(0.5)%	(10.2)%
Income taxes (benefit)	(0.6)%	0.0%	0.4%	0.0%
Net income (loss)	12.2%	(258.8)%	5.8%	(48.0)%

Net sales

Net sales consist of revenues from system sales, spare parts sales, service and licensing of technologies. For the three months ended September 27, 2003, net sales were $26.5 million, an increase of 264% as compared with $7.3 million for the comparable period in 2002. System sales, a component of product sales, increased 1004%, to $19.3 million, on a unit volume increase of 367%. The Company does not believe it is practical or helpful to disclose the comparison of weighted-average selling prices of systems sold with the prior period, due to the absense of sales of comparable units. Geographically, the increase in unit volumes was primarily attributable to stronger sales in Japan and North America. On a market segment basis, the increase in unit volumes was primarily attributable to demand from semiconductor-packaging customers. The Company believes that a significant portion of its system sales will continue to be derived from bump processing customers, including bump-processing customers from Japan.

System sales for the quarter ended September 27, 2003 included the sale of two XLS reduction lithography systems for a total of $0.9 million. These systems had previously been written-off in 2001.

On a product market application basis, system sales to the semiconductor industry were $14.9 million for the three months ended September 27, 2003, as compared with $0.9 million for the comparable period in 2002. This change was due primarily to demand from bump processing customers. System sales to the nanotechnology market were $4.4 million for the three months ended September 27, 2003, an increase of 403% as compared with system sales of $0.9 million for the comparable period in 2002.

Spare part sales, a component of product sales, increased 78%, to $3.4 million for the three months ended September 27, 2003, as compared to $1.9 million in the comparable period in 2002. This increase was primarily a result of the 367% unit volume increase in system sales and the accompanying spare parts sales on those systems.

Revenues from services were $2.9 million for the three months ended September 27, 2003, an increase of 9% as compared with $2.6 million for the comparable period in 2002. The Company believes this increase may reflect increased utilization of its systems by its customers.

Revenues from licensing and licensing support arrangements were $0.9 million for the three months ended September 27, 2003, as compared with $0.9 million for the comparable period in 2002. The Company presently anticipates that revenues from licensing and licensing support arrangements will be approximately $0.9 million for the quarter ending December 31, 2003.

For the three months ended September 27, 2003, international net sales were $16.3 million, or 61% of total net sales, as compared with $3.0 million, or 41% of total net sales for the comparable period in 2002. The Company’s operations in foreign countries are not generally subject to significant exchange rate fluctuations, principally because sales contracts for the Company’s systems are generally denominated in U.S. dollars. In Japan, however, orders are often denominated in Japanese yen. This subjects the Company to the risk of currency fluctuations. The Company attempts to mitigate this exposure through the use of foreign exchange contracts; however, there can be no assurance of the success of any such efforts. International sales expose the Company to a number of additional risks, including fluctuations in the value of local currencies relative to the U.S. dollar, which, in turn, impact the relative cost of ownership of the Company’s products. (See “Additional Risk Factors: International Sales”).

At September 27, 2003, the Company had approximately $13.9 million of deferred revenue resulting from products shipped but not yet installed and accepted, as compared with $10.5 million at December 31, 2002 and $3.4 million at September 28, 2002. Deferred product and services income, which represents deferred revenue less related manufacturing and warranty costs, was $8.5 million at September 27, 2003, as compared with $6.3 million at December 31, 2002 and $2.6 million at September 28, 2002. Deferred license income decreased by $0.9 million during the three-month period ended September 27, 2003, to $5.7 million, as a result of amortization of proceeds received in prior periods.

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

For the nine months ended September 27, 2003, net sales were $73.3 million, an increase of 54% from the $47.8 million achieved during the comparable period in 2002. System sales increased 87%, to $54.1 million, on a unit volume increase of 80%. The weighted-average selling prices of systems sold increased 5%, as compared to the year-ago period, due primarily to a lower proportion of refurbished systems sold. For the nine months ended September 27, 2003, international net sales were $44.8 million, or 61% of total net sales, as compared with $24.1 million, or 50% of total net sales for the comparable period in 2002. Geographically, the increase in unit volumes was primarily attributable to a 117% increase in Japan and a 200% increase in Taiwan. On a market segment basis, the increase in unit volumes was primarily attributable to an increase in demand from semiconductor-packaging customers. Spare part sales increased 35%, to $8.5 million, primarily as a result of the 80% unit volume increase in system sales and the accompanying spare parts sales on those systems. Revenues from services declined 4%, to $8.0 million, primarily as a result of lower revenues from system relocations and lower service contract revenues related to reduction steppers. Revenues from licensing and licensing support arrangements declined to $2.8 million, as compared with $4.3 million in the comparable period in 2002, as a result of a technology support agreement that expired in February 2002.

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

The Company expects that net sales for the quarter ending December 31, 2003 may be higher than net sales for the comparable period in 2002, and may be slightly higher than net sales for the three-month period ended September 27, 2003.

The Company’s sales backlog declined during the three-month period ended September 27, 2003. The Company believes that this weakness in bookings may have resulted from the timing of certain orders and may have reflected seasonal weakness, and the Company anticipates an increase in bookings and backlog during the three-month period ending December 31, 2003. Continued weakness in bookings may result in the inability of the Company to achieve its near-term sales goals, including those for the quarter ending December 31, 2003. This, in turn, would have a material adverse impact on the Company’s results of operations.

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

Gross profit (loss)

The Company’s gross profit as a percentage of net sales, or gross margin, was 51.7% for the three months ended September 27, 2003, as compared with a gross loss of 106.1% for the comparable period in 2002. The impact of inventory and purchase order commitment writedowns was favorable to gross margin by 1.4 percentage points for the three months ended September 27, 2003, as compared with an adverse impact to gross margin of 108.4 percentage points for the comparable period in 2002.

On a year-to-date basis, gross margin was 45.9% for the nine months ended September 27, 2003, as compared with 15.8% for the comparable period in 2002. The impact of inventory and purchase order commitment writedowns was favorable to gross margin by 1.5 percentage points for the nine months ended September 27, 2003, as compared to an adverse impact to gross margin of 16.5 percentage points for the comparable period in 2002.

System sales for the quarter ended September 27, 2003 included the sale of two XLS reduction lithography systems for a total of $0.9 million. These systems had been written-off in 2001. The benefit to gross margin as a result of these sales was 1.8 percentage points and 0.7 percentage points for the three and nine-month periods ended September 30, 2003, respectively.

Both the current quarter and year-to-date improvements in gross margin (exclusive of the aforementioned impact of inventory writedowns and the cost of discontinued products), as compared to the comparable periods in 2002, were primarily due to an improvement in model mix. On a year-to-date basis, the improvement in gross margin was partially offset by the impact of lower licensing revenues, which have no related cost of sales. The benefit to gross margin as a result of these licensing revenues was 1.7 percentage points and 2.1 percentage points for the three and nine-month periods ended September 27, 2003, respectively, as compared with a benefit to gross margin of 30.1 percentage points and 7.4 percentage points for the respective comparable periods in 2002.

The Company has included the information presented above, with respect to the impact to gross margin from special charges, sales of discontinued products and licensing and licensing support revenues, because it believes this information is helpful to a stockholder’s understanding of the Company’s operating results.

During the three and nine-month periods ended September 27, 2003, the Company recognized special benefits from the sell-through of inventory previously written down to a lower basis. These benefits totaled $0.4 million and $1.1 million, respectively. The Company presently records writedowns to reflect the reduction in carrying value for inventories and purchase order commitments in excess of 12 months of production demand (18 months for certain long lead-time items). Based on the Company’s current expectations with respect to market demand for its products, gross margin may be similarly benefited during the quarter ending December 31, 2003.

In the three-month period ended September 28, 2002, as a direct result of worsening conditions in the semiconductor industry in particular, and the general economy as a whole, the Company discontinued or suspended development of certain advanced reduction lithography programs, including 157nm, and discontinued certain 1X products and platforms. Additionally, the Company significantly reduced its revenue outlook for 2003. As a result, the Company recognized inventory and purchase order commitment writedowns of $6.7 million and $1.2 million, respectively, in the three-month period ended September 28, 2002.

The Company’s gross profit as a percentage of sales has been and most likely will continue to be significantly affected by a variety of factors, including the mix of products sold; inventory and open purchase order commitment write-downs; the rate of capacity utilization; product discounts and competition in the Company’s targeted markets; technology support and licensing revenues, which have little, if any, associated cost of sales; non-linearity of shipments during the quarter; the introduction of new products, which typically have higher manufacturing costs until manufacturing efficiencies are realized and which are typically discounted more than existing products until the products gain market acceptance; the percentage of international sales, which typically have lower gross margins than domestic sales principally due to higher field service and support costs; and the implementation of subcontracting arrangements.

The Company believes that gross margin for the quarter ending December 31, 2003, exclusive of special charges, may be higher as compared to the comparable period in 2002, but may be lower than gross margin achieved in the quarter ended September 27, 2003 due, in part, to the favorable impact of the sale of discontinued products in the period ended September 27, 2003.

New products generally have lower gross margins until there is widespread market acceptance and until production and after-sales efficiencies can be achieved. Should significant market demand fail to develop for the Company’s laser processing systems, the Company’s business, financial condition and results of operations would be materially adversely affected.

Research, development and engineering expenses

The Company’s research, development, and engineering expenses were $5.5 million for the three months ended September 27, 2003, as compared to $6.0 million for the comparable period in 2002. On a year-to-date basis, research, development, and engineering expenses were $15.7 million, as compared with $17.7 million for the comparable period in 2002. Both the current quarter and year-to-date declines in spending, relative to the year-ago periods, were primarily attributable to the discontinuance of the Company’s advanced reduction stepper platforms in the second half of 2002, partially offset by increased spending on the Company’s laser thermal processing technologies.

The Company continues to invest significant resources in the development and enhancement of its laser processing systems and technologies, and its 1X optical products and related technologies, including its next generation platform for its 1X optical products. The Company presently expects that, primarily as a result of the Company’s restructuring of operations in September 2002, the absolute dollar amount of research, development and engineering expenses for the quarter ending December 31, 2003 will be lower than expenses incurred for the comparable period in 2002. Additionally, research, development and engineering expenses for the quarter ending December 31, 2003 may be flat to slightly lower than levels incurred during the three-month period ended September 27, 2003.

Amortization of intangible assets

Amortization of intangible assets was $0.1 million and $0.3 million for the three and nine-month periods, respectively, ended September 27, 2003 and September 28, 2002.

Selling, general and administrative expenses

Selling, general, and administrative expenses were $6.4 million for the three-month period ended September 27, 2003, as compared with $5.8 million for the comparable period in 2002. As a percentage of net sales, selling, general, and administrative expenses decreased to 24.0%, as compared with 80.2% in the year-ago period. The year-over-year increase in selling, general, and administrative expenses was primarily attributable to higher selling expenses associated with a 264% increase in Company revenue.

For the nine-month period ended September 27, 2003, selling, general and administrative expenses were $16.6 million, as compared with $17.8 million for the comparable period in 2002. As a percentage of net sales, selling, general and administrative expenses decreased to 22.7%, as compared with 37.2% in the year-ago period. This year-over-year decline, in absolute dollars, was primarily attributable to cost containment measures implemented in the second half of 2002, partially offset by higher selling expenses associated with a 53% increase in Company revenue.

The Company anticipates that selling, general and administrative expenses for the three-month period ending December 31, 2003 will be higher than the comparable period in 2002 due, primarily, to higher selling expenses (resulting from higher anticipated sales levels), and administrative initiatives resulting from compliance efforts associated with the Sarbanes-Oxley Act of 2002. Additionally, the Company anticipates that selling, general and administrative expenses for the three-month period ending December 31, 2003 will be lower than levels incurred during the three-month period ended September 27, 2003, primarily as a result of seasonal trade show expenses incurred during the third quarter of 2003.

Restructure of operations

In September 2002, in response to worsening conditions in the semiconductor industry in particular, and the general economy as a whole, the Company decided to reduce its workforce and to cease or suspend activities related to certain engineering and administrative initiatives. As a result of this decision, the Company recognized a restructuring charge of $4.3 million, or $0.19 per share (diluted) in the quarter ended September 28, 2002. The cash component of this charge included employee severance costs of $1.0 million, contract termination fees of $0.2 million and facility closure costs of $0.2 million. The non-cash component of this charge included $2.6 million of impairment to equipment and leasehold improvements and $0.3 million of impairment to prepaid expenses and other current assets. Subsequent to recording these provisions, the Company reversed $0.2 million (employee severance benefits) and $0.1 million (sale of capital equipment previously written down) of these restructuring charges during the three-month periods ended December 31, 2002 and June 28, 2003, respectively.

In October 2003, the Company reached an agreement to terminate its lease for a facility in Wilmington, Massachuttes. This facility had been shut down in conjunction with the Company’s 2001 restructure of operations. As a direct result of this agreement, the Company anticipates a favorable credit to its results of operations of approximately $0.02 to $0.03 per share for the three-month period ending December 31, 2003.

Interest and other income, net

Interest and other income, net, which consists primarily of interest income, was $1.1 million and $3.3 million for the three and nine-month periods ended September 27, 2003, respectively, inclusive of $0.3 million of special interest recorded during the three-month period ended September 27, 2003 (shown as a separate line item on the statement of operations) relating to the settlement of a research and development tax credit claim with the California Franchise Tax Board. This compares with $1.5 million and $4.8 million for the comparable three and nine-month periods in 2002, respectively. Both the current quarter and year-to-date declines in interest and other income, net, were primarily attributable to significantly lower interest rates.

The Company presently maintains an investment portfolio with a weighted-average maturity of less than one year. Consequently, changes in short-term interest rates have had a major impact on the Company’s interest income. Future changes are expected to have a similar impact. The Company presently expects that interest and other income, net, for the three-month period ending December 31, 2003, will be significantly lower than levels achieved in the comparable period in 2002, primarily as a result of lower interest rates, and will also be lower than levels achieved during the three-month period ended September 27, 2003, exclusive of special interest recorded in that period.

Income tax expense

For the three-month period ended September 27, 2003, the Company recorded an income tax benefit of $0.5 million, inclusive of a special tax benefit of $352,000 related to the settlement of a research and development tax credit claim with the California Franchise Tax Board. Additionally, the Company recorded a $475,000 benefit from the reversal of reserves associated with deferred tax assets carried on the balance sheet of its Japan subsidiary, reflecting improved operating trends in that region. Offsetting these tax benefits was a tax expense of $0.3 million related, primarily, to taxable income in Japan, for which there is no corresponding net operating loss carry-forward benefit. For the nine-month period ended September 27, 2003, the Company recorded an income tax benefit of $0.1 million, as the current income tax provision (generated principally in Japan) was more than offset by the aforementioned special tax benefit and the reversal of the Japan deferred tax asset reserves.

For the three-month period ended September 30, 2002, the Company recorded a benefit income tax provision of $3.6 million, which is net of income tax expense of foreign subsidiaries. The benefit provision related primarily to resolution of the Company’s IRS audit for the years 1993 through 1996. For the nine-month period ended September 28, 2002, the Company recorded a benefit income tax provision of $4.9 million. In addition to the aforementioned IRS audit resolution, the year-to-date provision included a carry back of 2002 losses to recover prior years’ federal alternative minimum taxes of approximately $1.2 million. The ability to recover prior years’ alternative minimum taxes was due to a U.S. federal law change, allowing for the recovery of these amounts.

The Company anticipates that it will recognize income tax expense during the three-month period ended December 31, 2003, primarily as a result of foreign income taxes. However, the Company believes that the tax rate in 2003 will be substantially less than the statutory rate, primarily as a result of available federal net operating loss carry-forwards.

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

LIQUIDITY AND CAPITAL RESOURCES

Net cash generated by operating activities was $8.5 million for the nine months ended September 27, 2003, as compared with net cash used in operations of $18.7 million for the comparable period in 2002. Net cash generated by operating activities during the nine months ended September 27, 2003 was attributable to net income of $4.3 million and non-cash charges to income of $6.5 million, partially offset by the use of cash resulting from a net change in operating assets and liabilities of $2.4 million. The $2.4 million use of cash from the net change in operating assets and liabilities was primarily a result of an increase in accounts receivable of $7.0 million, an increase in long-term demonstration inventories of $2.9 million, a decrease in deferred license income of $2.8 million and a decrease in other current liabilities of $2.6 million, partially offset by a decrease in inventories of $10.2 million and an increase in deferred product and services income of $2.2 million.

The Company believes that because of the relatively long manufacturing cycle of certain of its systems, particularly newer products, the Company’s inventories will continue to represent a significant portion of working capital. Currently, the Company is devoting significant resources to the development, introduction and commercialization of its laser thermal processing system and to the development of its next generation platform of its 1X lithography technologies. The Company currently intends to continue to develop these products and technologies during the remainder of 2003, and will continue to incur significant operating expenses in the areas of research, development and engineering, manufacturing and general and administrative costs in order to further develop, produce and support these new products. Additionally, gross profit margins, inventory and capital equipment levels may be adversely impacted in the future by costs associated with the initial production of the laser thermal processing system and by future generations of the Company’s 1X wafer steppers. These costs include, but are not limited to, additional manufacturing overhead, costs of demonstration systems and facilities, costs associated with managing multiple sites and the establishment of additional after-sales support organizations. Additionally, there can be no assurance that operating expenses will not increase, relative to sales, as a result of adding additional marketing and administrative personnel, among other costs, to support the Company’s new products. If the Company is unable to achieve significantly increased net sales or if its sales fall below expectations, the Company’s cash flow and operating results will be materially adversely affected until, among other factors, costs and expenses can be reduced. The failure of the Company to achieve its sales targets for these new products could result in additional inventory write-offs and asset impairment charges, either of which could materially adversely impact the Company’s results of operations.

During the nine months ended September 27, 2003, net cash provided by investing activities was $19.5 million, attributable to a net reduction in available-for-sale securities of $23.8 million, partially offset by capital expenditures of $4.3 million.

Net cash used in financing activities was $0.7 million during the nine-month period ended September 27, 2003, attributable to net repayments of notes payable of $7.2 million, partially offset by $6.5 million in proceeds received from the issuance of Common Stock under the Company’s employee stock option and stock purchase plans.

At September 27, 2003, the Company had working capital of $160.6 million. The Company’s principal source of liquidity at September 27, 2003 consisted of $159.8 million in cash, cash equivalents and short-term investments.

The Company has approximately $8.4 million of retained earnings in its foreign subsidiaries. Possible adverse tax consequences associated with repatriating these funds may effectively restrict their use to cash requirements in those specific jurisdictions.

During 2002, the Company received proceeds of $3.2 million in conjunction with a sale/leaseback transaction. To provide additional security to the lessor, the Company granted a security interest in certain of its other equipment. The Company recorded a deferred rent credit equal to the excess of the sale proceeds over the adjusted basis in the equipment sold. In September 2003, the Company paid $1.8 million to close this transaction and to purchase the related capital asset. The impact from this transaction on the Company’s results of operations for the quarter ended September 27, 2003 was immaterial.

In September 2002, the Company entered into a line of credit agreement with a brokerage firm. Under the terms of this agreement, the Company may borrow funds at a cost equal to the current Federal funds rate plus 100 basis points (2.00% as of September 27, 2003). Certain of the Company’s cash, cash equivalents and short-term investments secure borrowings outstanding under this facility. Funds are advanced to the Company under this facility based on pre-determined advance rates on the cash and securities held by the Company in this brokerage account. This agreement has no set expiration date and there are no loan covenants. As of September 27, 2003, $2.5 million was outstanding under this facility, with a related collateral requirement of approximately $3.6 million of the Company’s cash, cash equivalents and short-term investments.

In January 2003, the Company’s Board of Directors authorized the purchase of up to 5.0 million shares of the Company’s Common Stock at prevailing market prices. As of October 31, 2003, the Company had not elected to repurchase shares under this arrangement. Should the Company decide to acquire its own shares in the open market, potentially large amounts of the Company’s cash, cash equivalents and short-term investments would be required.

The Company’s off-balance sheet transactions consist of certain financial guarantees, both expressed and implied, related to product liability, infringement of intellectual property and latent product defects. Other than liabilities recorded pursuant to known product defects, at September 27, 2003, the Company did not record a liability associated with these guarantees, as the Company has little or no history of costs associated with such indemnification requirements.

The following summarizes the Company’s contractual obligations at September 27, 2003, and the effect such obligations are expected to have on its liquidity and cash flows in future periods:

(in millions)	Total	Less than 1 year	1-3 years	After 3 years
Notes payable obligations	$2.5	$2.5	$—	$—
Non-cancelable capitalized lease obligations	0.1	0.1	—	—
Non-cancelable operating lease obligations - buildings	29.5	3.6	8.3	17.6
Long-term vendor accounts payable	0.7	0.7	—	—
Total contractual cash obligations	$32.8	$6.9	$8.3	$17.6

At September 27, 2003, the Company had open purchase order commitments of approximately $19 million, primarily related to the purchase of inventories, equipment and leasehold improvements. The Company records writedowns for purchase order commitments it deems in excess of normal operating requirements (see “Critical Accounting Policies and Estimates”).

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

Foreign currency

The Company uses foreign exchange contracts to hedge the risk that unremitted Japanese yen denominated receipts from customers for actual or forecasted sales of equipment after receipt of customer purchase orders may be adversely affected by changes in foreign currency exchange rates. As part of its overall strategy to manage the level of exposure to the risk of foreign currency exchange rate fluctuations, the Company attempts to hedge most of these Japanese yen denominated foreign currency exposures anticipated over the ensuing twelve-month period. At September 27, 2003, the Company had hedged approximately 100% of these Japanese yen denominated exposures. To hedge this exposure, the Company used foreign exchange forward contracts that generally have maturities of nine months or less. The Company often closes foreign exchange sale contracts by purchasing an offsetting purchase contract. At September 27, 2003, the Company had contracts for the sale of $6.0 million of foreign currencies at fixed rates. The Company had approximately $0.1 million of deferred losses on foreign exchange contracts at September 27, 2003.

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

With respect to the Company’s laser annealing technologies, the primary competition comes from rapid thermal annealing (“RTA”), which is the current manufacturing technology. RTA does not limit semiconductor device manufacturers from scaling their transistors to obtain improved performance. However, improved annealing technology results in faster transistors for a given size. RTA manufacturers recognize the need to reduce thermal cycle times and are working toward this goal. Several companies have published papers on their prototype annealing tools that incorporate flash lamp technology in order to reduce annealing times and increase anneal temperatures. The Company believes these tools are presently in the development phase. Additionally, competition to the Company’s laser processing systems may come from other laser annealing tools, including those presently being used by the flat panel display industry to crystallize amorphous silicon. Manufacturers of these tools may try to extend the use of their technologies to semiconductor device applications. In July 2000, the Company licensed its then existing laser annealing technology, with reservations, to a manufacturer of semiconductor equipment. The Company presently anticipates this company will offer laser-annealing tools to the semiconductor industry that will compete with the Company’s offerings.

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

Development of New Product Lines; Expansion of Operations         Currently, the Company is devoting significant resources to the development, introduction and commercialization of its laser processing systems and to enhancements and future versions of its Saturn Spectrum 3e and Saturn Spectrum 300e2 wafer steppers and related platforms. The Company intends to continue to develop these products and technologies during the remainder of 2003 and in 2004, and will continue to incur significant operating expenses in the areas of research, development and engineering, manufacturing and general and administrative costs in order to further develop, produce and support these new products. Additionally, gross profit margins and inventory levels may be adversely impacted in the future by costs associated with the initial production of its laser processing systems and by future generations of its 1X-lithography systems. These costs include, but are not limited to, additional manufacturing overhead, additional inventory write-offs, costs of demonstration systems and facilities, costs associated with managing multiple sites and the establishment of additional after-sales support organizations. Additionally, there can be no assurance that operating expenses will not increase, relative to sales, as a result of adding additional marketing and administrative personnel, among other costs, to support the Company’s new products. If the Company is unable to achieve significantly increased net sales or if its sales fall below expectations, the Company’s operating results will be materially adversely affected.

The Company’s ability to commercialize its laser annealing, or laser processing technologies, depends on its ability to demonstrate a manufacturing-worthy tool. The Company does not presently have in-house capability to fabricate devices. As a result, the Company must rely on partnering with companies to develop the laser anneal process. The development of new process technologies is largely dependent upon the Company’s ability to interest potential customers in working on joint process development. The Company’s ability to deliver timely solutions is also limited by wafer turnaround at the potential customer’s fabrication facility.

Cyclicality of Semiconductor and Nanotechnology Industries        The Company’s business depends in significant part upon capital expenditures by manufacturers of semiconductors, bumped semiconductors and nanotechnology components, including thin film head magnetic recording devices, which in turn depend upon the current and anticipated market demand for such devices and products utilizing such devices. The semiconductor industry historically has been highly cyclical and has experienced recurring periods of oversupply. This has, from time to time, resulted in significantly reduced demand for capital equipment including the systems manufactured and marketed by the Company. The semiconductor industry, which includes the semiconductor-packaging sector, has been in a downturn. The Company also believes that markets for new generations of semiconductors and semiconductor packaging will also be subject to similar fluctuations. The Company’s business and operating results would be materially adversely affected by continued downturns or slowdowns in the semiconductor packaging market or by loss of market share. Accordingly, the Company can give no assurance that it will be able to achieve or maintain its current or prior level of sales.

The Company attempts to mitigate the risk of cyclicality by participating in multiple markets including semiconductor, semiconductor packaging, thin film head and other nanotechnology sectors, as well as diversifying into new markets such as photolithography for optical networking (a nanotechnology application) and laser-based thermal annealing for implant activation and other applications. Despite such efforts, when one or more of such markets experiences a downturn or a situation of excess capacity, such as has been occurring in the semiconductor, semiconductor packaging, optical networking and thin film head markets, the Company’s net sales and operating results are materially adversely affected.

During 2002 and 2001, approximately 20% and 33%, respectively, of the Company’s net sales were derived from sales to nanotechnology manufacturers, including micro systems, thin film heads and optical networking devices. During the first nine months of 2003, approximately 25% of the Company’s net sales were derived from sales to nanotechnology manufacturers.

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

Customer and Market Concentrations                                 Historically, the Company has sold a substantial portion of its systems to a limited number of customers. For the nine-month period ended September 27, 2003, five customers accounted for approximately 52% of the Company’s system revenue. In 2002, Intel Corporation accounted for 19% and Sumitomo Chemical Company, Ltd. accounted for 10% of the Company’s total net sales.

At September 27, 2003, one customer accounted for 36% of the Company’s system backlog. Cancellation, deferrals or rescheduling of orders by this customer would have a material adverse impact on the Company’s future results of operations.

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

On a market application basis, sales to semiconductor packaging customers accounted for approximately 68% of system revenue for the nine-month period ended September 27, 2003, and 53% of system revenue for the year ended December 31, 2002. The Company’s future results of operations and financial position would be materially adversely impacted by further downturns in this market segment, or by loss of market share.

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

Intellectual Property Rights                                       Although the Company attempts to protect its intellectual property rights through patents, copyrights, trade secrets and other measures, it believes that any success will depend more upon the innovation, technological expertise and marketing abilities of its employees. Nevertheless, the Company has a policy of seeking patents when appropriate on inventions resulting from its ongoing research and development and manufacturing activities.  The Company owns various United States and foreign patents, which expire on dates ranging from March 2004 to August 2021 and has various United States and foreign patent applications pending. The Company also has various registered trademarks and copyright registrations covering mainly software programs used in the operation of its stepper systems. The Company also relies upon trade secret protection for its confidential and proprietary information. There can be no assurance that the Company will be able to protect its technology adequately or that competitors will not be able to develop similar technology independently. There can be no assurance that any of the Company’s pending patent applications will be issued or that U.S. or foreign intellectual property laws will protect the Company’s intellectual property rights. In addition, litigation may be necessary to enforce the Company’s patents, copyrights or other intellectual property rights, to protect the Company’s trade secrets, to determine the validity and scope of the proprietary rights of others or to defend against claims of infringement.  Such litigation could result in substantial costs and diversion of resources and could have a material adverse effect on the Company’s business, financial condition and results of operations, regardless of the outcome of the litigation. Patents issued to the Company may be challenged, invalidated or circumvented and the rights granted thereunder may not provide competitive advantages to the Company. Furthermore, others may independently develop similar products, duplicate the Company’s products or, if patents are issued to the Company, design around the patents issued to the Company. Additionally, the Company presently has several agreements in force to license certain of its technologies. Challenges to, or invalidation of, patents related to those technologies would expose the Company to the risk of forfeiture of revenues and further risk of damage claims.

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

International Sales                                        International net sales accounted for approximately 48% and 51% of total net sales for the years 2002 and 2001, respectively. For the nine months ended September 27, 2003, international net sales accounted for approximately 61% of total net sales, as compared with 50% for the comparable period in 2002. The Company anticipates that international sales, which typically have lower gross margins than domestic sales, principally due to increased competition and higher field service and support costs, will continue to account for a significant portion of total net sales. As a result, a significant portion of the Company’s net sales will continue to be subject to certain risks, including: dependence on outside sales representative organizations; unexpected changes in regulatory requirements; difficulty in satisfying existing regulatory requirements; exchange rate fluctuations; tariffs and other barriers; political and economic instability; difficulties in accounts receivable collections; natural disasters; difficulties in staffing and managing foreign subsidiary and branch operations; and potentially adverse tax consequences.

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

Dependence on Key Personnel                            The Company’s future operating results depend, in significant part, upon the continued contributions of key personnel, many of whom would be difficult to replace. Few of such persons have an employment agreement with the Company (though the Company is currently negotiating employment contracts with three executive officers). The Company does not maintain any life insurance on any of its key persons.  The loss of key personnel could have a material adverse effect on the business, financial condition and results of operations of the Company.  In addition, the Company’s future operating results depend in significant part upon its ability to attract and retain other qualified management, manufacturing, technical, sales and support personnel for its operations. There are only a limited number of persons with the requisite skills to serve in these positions and it may become increasingly difficult for the Company to hire such personnel over time. At times, competition for such personnel has been intense, particularly in the San Francisco Bay Area where the Company maintains its headquarters and principal operations, and there can be no assurance that the Company will be successful in attracting or retaining such personnel. The failure to attract or retain such persons would materially adversely affect the Company’s business, financial condition and results of operations.

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

As of October 31, 2003, the Company had issued and outstanding options to purchase 5,346,703 shares of its Common Stock. Among other determinants, the market price of the Company’s stock has a major bearing on the number of stock options outstanding that are included in the weighted-average shares used in determining the Company’s net income (loss) per share. During periods of extreme volatility, the impact of higher stock prices can have a materially dilutive effect on the Company’s net income per share (diluted). Additionally, options are excluded from the calculation of net income (loss) per share when the Company has a net loss or when the exercise price of the stock option is greater than the average market price of the Company’s Common Stock, as the impact of the stock options would be anti-dilutive.

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

Information Available on Company Web-site

The Company’s web-site is located at www.ultratech.com. The Company makes available, free of charge, through its web-site, its annual report on Form 10-K, quarterly reports on Form 10-Q, Form 3, 4 and 5 filings and current reports on Form 8-K (and amendments to those reports), as soon as reasonably practicable after such reports are filed with the SEC.

Item 3.                                Quantitative and Qualitative Disclosures about Market Risk

Reference is made to Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002 and to the subheading “Derivative Instruments and Hedging” in Item 8, “Financial Statements and Supplementary Data”, under the heading “Notes to Consolidated Financial Statements” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.

Foreign Currency Risk Management

Foreign exchange contracts are used primarily by the Company to hedge the risk that unremitted Japanese yen denominated receipts, for actual or forecasted sales of equipment, may be adversely affected by changes in foreign currency exchange rates after receipt of customer purchase orders. As part of its overall strategy to manage the level of exposure to currency exchange rate fluctuations, the Company attempts to hedge most of these Japanese yen denominated foreign currency exposures anticipated over the ensuing twelve-month period. At September 27, 2003, the Company had taken action to hedge approximately 100% of these Japanese yen denominated exposures. To hedge this exposure, the Company used foreign exchange contracts that generally have maturities of nine months or less. The Company often closes foreign exchange sale contracts by purchasing an offsetting purchase contract.

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

At September 27, 2003, the Company had contracts for the sale of $6.0 million of Japanese Yen at fixed rates. The Company had approximately $0.1 million of deferred losses on foreign exchange contracts at September 27, 2003.

Item 4.                                 Controls and Procedures

Based on their evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) are effective as of September 27, 2003.

During October 2003, the Company took steps to strengthen its controls over user access to its business computer system. Additionally, the Company has recently added an internal audit and corporate governance function.

Other than as noted above, there have been no significant changes in internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to management to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. Management is further required to apply judgment in evaluating the cost-benefit relationship of possible controls and procedures.

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

Item 2.	Changes in Securities and Use of Proceeds.		None.

Item 3.	Defaults upon Senior Securities.		None.

Item 4.	Submission of Matters to a Vote of Security Holders.		None.

Item 5.	Other Information.		None.

Item 6.	Exhibits and Reports on Form 8-K

(a) Exhibits

	31.1	Certification of Chief Executive Officer required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

	31.2	Certification of Chief Financial Officer required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

	32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

	32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) Reports on Form 8-K

Current Reports on Form 8-K, dated August 21, 2003 and September 18, 2003, were furnished during the quarter ended September 27, 2003, reporting updates to the Company’s quarterly teleconference guidance. A Current Report on Form 8-K, dated July 24, 2003 was furnished during the quarter ended September 27, 2003, reporting the Company’s quarterly results for the period ended June 28, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ULTRATECH, INC.
(Registrant)

Date:	November 3, 2003	By:	/s/ Bruce R. Wright
Bruce R. Wright
Senior Vice President, Finance and Chief Financial Officer (Duly Authorized Officer and Principal Financial and Accounting Officer)

EXHIBIT INDEX

31.1	Certification of Chief Executive Officer required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.