Form 10-K
period 2003-12-31
ULTRATECH INC
filed 2004-03-11
CIK 909791

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark one)

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Fiscal Year Ended December 31, 2003
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

(408) 321-8835

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $0.001 Par Value Per Share;
Preferred Stock Purchase Rights

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes ☒  No ☐

The aggregate market value of voting stock held by non-affiliates of the Registrant, as of June 28, 2003, was approximately $364,577,000 (based upon the closing price for shares of the Registrant’s Common Stock as reported by the Nasdaq National Market on that date, the last trading date of the Registrant’s most recently completed second quarter). Shares of Common Stock held by each officer, director and holder of 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of March 1, 2004, the Registrant had 23,690,333 shares of Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Proxy Statement for the Annual Meeting of Stockholders to be held on June 3, 2004 are incorporated by reference into Part III of this Annual Report on Form 10-K.

PART I

ITEM 1.   BUSINESS

This Annual Report on Form 10-K may contain, in addition to historical information, certain forward-looking statements that involve significant risks and uncertainties. The Company’s actual results could differ materially from the information set forth in any such forward-looking statements. Factors that could cause or contribute to such differences include those discussed below, as well as those discussed under “Additional Risk Factors” and elsewhere in this Annual Report on Form 10-K.

The Company

Ultratech, Inc. (“Ultratech” or the “Company”) develops, manufactures and markets photolithography and laser processing equipment designed to reduce the cost of ownership for manufacturers of integrated circuits, including advanced packaging processes and various nanotechnology components, including thin film head magnetic recording devices (“thin film heads” or “TFHs”), optical networking devices, laser diodes and LED’s (light emitting diodes). The Company supplies step-and-repeat systems based on one-to-one (“1X”) technology to customers located throughout North America, Europe, Japan and the rest of Asia. Ultratech believes that its 1X steppers utilizing the Wynne Dyson optical design offer certain cost and performance advantages, as compared with competitors’ contact aligners or reduction steppers, to semiconductor device manufacturers for applications involving line geometries of 0.75 microns or greater (“non-critical feature sizes”) and to nanotechnology manufacturers. Advanced packaging for integrated circuits, specifically bump or wafer level chip scale packaging (“CSP”) techniques, require lithography steps in the device fabrication process. Ultratech continues to enhance its product offerings for bump, wafer level CSP processing and post passivation lithography (PPL). The Company’s 1X steppers are also used as replacements for scanners in existing fabrication facilities to enable semiconductor manufacturers to extend the useful life and increase the capabilities of their facilities. In addition, the Company’s steppers are used to manufacture high volume, low cost semiconductors used in a variety of applications such as telecommunications, automotive control systems, power systems and consumer electronics. Ultratech also supplies 1X photolithography systems to thin film head manufacturers and believes that its steppers offer advantages over certain competitive reduction lithography tools with respect to field size, throughput, specialized substrate handling and cost. Additionally, the Company supplies 1X photolithography equipment to various other nanotechnology markets, where certain technical features, such as high resolution at g-line wavelengths, depth of focus and special size substrates, may offer advantages over certain competing tools. Ultratech has developed the model NanoTech 160 stepper, with specific design modifications to address the unique requirements of the nanotechnology market, including dual-side wafer processing capability.

The Company’s products and markets are more fully described below.

Background

The fabrication of devices such as integrated circuits (“semiconductors” or “ICs”) requires a large number of complex processing steps, including deposition, photolithography and etching. Deposition is a process in which a layer of either electrically insulating or electrically conductive material is deposited on the surface of a wafer. Typically deposition is followed by the photolithography imaging process in which the deposited layer is coated with a photosensitive layer called photoresist or resist. Exposure of the resist to an image formed by ultraviolet light results in some of the resist being removed after development. A subsequent etching step selectively removes the deposited material from areas not protected by the remaining resist pattern.

Photolithography is one of the most critical and expensive steps in IC device manufacturing. According to the Semiconductor Industry Association, a significant portion of the cost of processing silicon wafers in the fabrication of ICs is related to photolithography. Photolithography exposure equipment is used to create device features by selectively exposing a light-sensitive polymer coating on the wafer surface, through a photomask containing the master image of a particular device layer. Typically, each exposure results in the patterning of a different deposited layer and therefore, requires a different pattern on the device. Each new device layer must be properly aligned to previously defined layers before imaging takes place, so that structures formed on the wafers are correctly placed, one on top of the other, in order to ensure a functioning device.

Since the introduction of the earliest commercial photolithography tools for IC manufacturing in the early 1960s, a number of tools have been introduced to enable manufacturers to produce increasingly complex devices with virtually zero defects that incorporate progressively finer line widths. In the late 1970s, photolithography tools known as step-and-repeat projection steppers, were introduced. Prior tools included contact printers and proximity aligners, which required the photomask to physically contact or nearly contact the wafer in order to transfer the entire pattern during a single exposure. There were also projection scanners, which transferred the device image through reflective optics having a very narrow annular field that spanned the width of the wafer. Exposure was achieved by scanning the entire photomask and wafer in a single, continuous motion across the annular field. Scanners were followed by steppers, which expose a square or rectangular portion of the wafer in a single exposure, then move or “step” the wafer to an adjacent site to repeat the exposure. This stepping process is repeated as often as necessary until the entire wafer has been exposed. By imaging a small area, steppers are able to achieve finer resolution, improved image size control and better alignment between the multiple device layers resulting in higher yield and productivity in certain devices than possible with earlier tools.

The two principal types of steppers currently in use by the semiconductor industry are reduction steppers, which are the most widely used steppers, and 1X steppers. Reduction steppers, which typically have reduction ratios of four or five-to-one, are tools in which the photomask pattern containing the design is typically four or five times larger than the device pattern that is to be exposed on the wafer surface. In addition, there is now a fourth generation of lithography tools known as a step-and-scan system that address device sizes of 0.35 micron and below. In contrast to steppers, which expose the entire field in a single exposure, step-and-scan systems scan the mask and wafer through a narrow illuminated region to produce one field and repeat this operation over multiple fields to expose the entire wafer.

The principal advantage of reduction steppers and step-and-scan systems is that they may be used in manufacturing steps requiring critical feature sizes and are therefore necessary for manufacturing advanced ICs. 1X steppers, on the other hand, are tools in which the photomask pattern is the same scale as the device pattern that is exposed on the wafer surface. The Company’s 1X, Wynne Dyson optics steppers, unlike most reduction steppers, are based on a different technology, which incorporates both reflective and refractive elements in its optical lens imaging system. This design, is much simpler than a reduction stepper’s lens imaging system, which incorporates only refractive elements. As a result, 1X steppers for non-critical features are generally less expensive than the reduction steppers required for critical feature sizes. Because of their optical design, 1X steppers typically are also able to deliver greater exposure energy to the wafer surface, which may result in higher throughput than is achievable with certain reduction steppers in particular applications. However, 1X steppers are currently limited to use in manufacturing steps involving non-critical, larger feature sizes. Accordingly, the Company believes that sales of these systems are highly dependent upon capacity expansions by its current 1X customers, or by customers making the transition to advanced bump typed chips, which employ a different means of electrically connecting the chip to other components.

In the past, manufacturers of ICs and similar devices purchased capital equipment based principally on technological capabilities. In view of the significant capital expenditures required to construct, equip and maintain advanced fabrication facilities, relatively short product cycles and manufacturers’ increasing concern for overall fabrication costs, the Company believes that manufacturers of ICs with bumped packaging will continue to focus on reducing their total manufacturing cost for the entire device. A major component of this cost is the cost of ownership of the equipment used for a particular application in a fabrication facility. Cost of ownership is measured in terms of the costs associated with the acquisition of equipment, as well as factors such as throughput, yield, up-time, service, labor overhead, maintenance, and various other costs of owning and using the equipment. With increasing importance being placed upon a system’s overall cost of ownership, in many cases the system with the most technologically advanced capabilities will not necessarily be the manufacturing system of choice. As part of the focus on cost reduction, the Company believes that device manufacturers are attempting to extend the useful life and enhance the production capabilities of fabrication facilities by selecting equipment that can replace existing tools while offering better performance in a cost-effective manner.

In addition to enhancing its current lithography solutions, the Company has been developing new tools for its existing markets. Ultratech has developed a new laser annealing technology for volume production of advanced state of the art devices and is now offering a Laser Processing (LP) product. The Company’s first commercial product based on the new LP technology platform employs a process called laser spike annealing (LSA), which enables the activating of ultra-shallow junctions. This technology is expected to be useful for multiple IC generations. It is anticipated that eventually this technology will be superseded by an even faster laser processing technology that will take the processing time below one microsecond, thereby achieving even higher performance characteristics while using almost “zero” thermal budget. As a result, these new LP technologies—for which Ultratech has been awarded more than 36 patents and has 28 more patent applications pending—are expected to remove several critical barriers to future device scaling.

Products

The Company currently offers four different series of 1X systems, representing primarily all of the Company’s systems revenue in 2003, for use in the semiconductor fabrication process: the 1000 Family, which addresses the markets for scanner replacement, high volume/low cost semiconductor fabrication and R&D packaging activities; the Saturn Wafer Stepper® Family, which addresses the market for mix-and-match in advanced semiconductor fabrication; the Saturn Spectrum Wafer Family used in bump processing for flip chips; and the Titan Wafer Stepper®, which addresses the markets for scanner replacement and high volume/low cost semiconductor fabrication. These steppers currently offer feature size capabilities ranging from 2.0 microns to 0.75 microns and typically range in price from $1.0 million to $3.0 million per system. The 1000 family and the Titan Wafer Stepper offer g- and h-line illumination specifications. The Saturn Wafer Stepper Family features an i-line illumination specification that is designed to make them compatible with advanced i-line reduction steppers. The Saturn and Titan wide-field systems have a unique D-shaped field that permits the size and shape of the exposure field to be matched with step-and-scan systems, or to encompass reduction stepper fields. The D-shaped field is sized to allow the semiconductor manufacturer to optimize throughput for the non-critical, mix-and-match layers. In bump processing, the Company offers its Saturn Spectrum Family. The Saturn Spectrum Family was developed for high volume bump and wafer level CSP manufacturing and post passivation lithography applications. The Saturn Spectrum Family provides broadband (g, h and i-line) exposure or selective exposure (gh or i-line), and is used in conjunction with electroplating to produce a pattern of bumps, or metal connections, on the bond pads of the die for flip chip devices. This pattern can be placed in a tight array across the entire die, as opposed to the conventional method of wire bonding which is generally limited to the periphery of the die. This allows manufacturers to shrink the die size. The flip chip device can then be placed in a small outline package or directly on a printed circuit board.

The Company also offers photolithography equipment for use in various nanotechnology markets. Nanotechnology manufacturing combines electronics with mechanics in small devices. Examples include LED’s as a potential for more efficient incandescent light source replacement, accelerometers used to activate air bags in automobiles, and membrane pressure sensors used in industrial control systems. These micro-machined devices are manufactured on silicon substrates using photolithography techniques similar to those used for manufacturing semiconductors and thin film head devices. In 2002, the Company introduced the NanoTech product family which consists of the NanoTech 100, NanoTech 160, NanoTech 190, NanoTech 200 and NanoTech 200i. The NanoTech 160 system utilizes a platform based on the previous 1000 Series steppers, incorporating Dual Side Alignment (“DSA”) capability for applications requiring lithography on both sides of a wafer. The NanoTech 160 is an extension of the model 1600DSA stepper, and enhances the capabilities of the 1000 Series steppers by offering the first stepper with Dual Side Alignment capability, providing customers with a 1X stepper solution to this special processing requirement. Additionally, the Company believes that its other NanoTech steppers offer resolution and depth of focus advantages over alternative technologies to the manufacturers of nanotechnology components.

The Company has introduced the NanoTech 190 steppers, with enhanced capabilities directed at TFH backend, or rowbar processing applications. These steppers are used to expose the Air Bearing Surface (ABS) patterns on rowbars and pole trimming.

The Company also sells upgrades to systems in its installed base and refurbished systems. These refurbished systems typically have a purchase price that is lower than the purchase price for the Company’s new systems.

The Company also offers laser-based thermal annealing tools. Thermal annealing is used by the semiconductor industry for a variety of process steps, including activation of implanted impurities, growth of oxides, formation of silicides and stabilization of copper grain structure. Annealing tools, currently in use by manufacturers of semiconductor devices, are furnaces and rapid thermal annealing, or Rapid Thermal Processing (RTP), systems. The Company believes there is a need for tools that anneal at higher temperatures for shorter periods of time and that its laser annealing tools may ultimately provide this capability to the industry. The near-term application of the Company’s laser-based thermal annealing tools is anticipated to be in the area of source/drain dopant activation. However, the Company is also researching the use of these tools for other applications.

Currently, the Company offers two laser-annealing tools. The first tool is designed for use in research and development applications, with the objective of process optimization. The Company shipped and recorded revenue on two of these systems in 2002. The second tool is targeted for pilot production. The Company expects to ship production units of this second tool in 2004.

The Company’s current systems are set forth below:

Product Line	Wavelength	Minimum Feature Size (microns)
1X Steppers:
Model 1500 Series / Star 100™	gh-line	0.8 – 1.0
NanoTech 100	gh-line	0.8 – 1.0
NanoTech 160	gh-line	1.0 – 2.0
NanoTech 190	gh-line	1.0 – 2.0
NanoTech 200	gh-line	1.0 – 1.4
NanoTech 200I	i-line	0.75 – 1.0
Saturn Spectrum 3[e]	ghi-line	2.0
Saturn Spectrum 300e2	ghi-line	2.0
Prisma-ghi	ghi-line	4.0
Saturn 200 Wafer Stepper	i-line	0.75 – 1.0
Saturn 300 Wafer Stepper	i-line	0.75 – 1.0
Titan 200 Wafer Stepper	gh-line	1.0 – 1.4
Titan 300 Wafer Stepper	gh-line	1.0 – 1.4
Laser Processing:
Series 1	NA	NA
V100	NA	NA
Backside Metrology:
UltraMet 100	NA	NA

Research, Development and Engineering

The semiconductor and nanotechnology (which includes thin film heads) industries are subject to rapid technological change and new product introductions and enhancements. The Company believes that continued and timely development and introduction of new and enhanced systems to serve these markets is essential for the Company to maintain its competitive position. The Company has made and continues to make substantial investments in the research and development of its core optical technology, which the Company believes is critical to its financial results. The Company intends to continue to develop its technology and to develop innovative products and product features to meet customer demands. Current engineering projects include: the continued research and development and process insertion for the Company’s laser processing technologies and continued development of the Company’s 1X stepper products. Other research and development efforts are currently focused on performance enhancement and development of new features for existing systems, both for inclusion in the Company’s systems and to meet customer order requirement; reliability improvement; and manufacturing cost reduction s. These research and development efforts are undertaken, principally, by the Company’s research, development and engineering organizations and costs are generally expensed as incurred. Other operating groups within the Company support the Company’s research, development and engineering efforts, and the associated costs are charged to these organizations and expensed as incurred.

The Company works with many customers to jointly develop technology required to manufacture advanced devices or to lower the customer’s cost of ownership. The Company also has a worldwide engineering support organization including reticle engineering and photo processing capability and applications.

The Company has historically devoted a significant portion of its financial resources to research and development programs and expects to continue to allocate significant resources to these efforts in the future. As of December 31, 2003, the Company had approximately 66 full-time employees engaged in research, development, and engineering. For 2003, 2002 and 2001, total research, development, and engineering expenses were approximately $21.3 million, $23.5 million and $25.8 million, respectively, and represented 21.3%, 34.3% and 19.7% of the Company’s net sales, respectively.

Sales and Service

The Company markets and sells its products in North America, Europe, Japan, Taiwan and southeast Asia principally through its direct sales organization. The Company also sells its products in the Asia/Pacific region, excluding Japan and Taiwan, through independent sales organizations. Ultratech also has service personnel based throughout the United States, Europe, Japan and the rest of Asia.

The Company believes that as semiconductor and nanotechnology device manufacturers produce increasingly complex devices, they will require an increased level of support. Global support capability in addition to product reliability, performance, yield, cost, uptime and mean time between failures are increasingly important factors by which customers evaluate potential suppliers of photolithography equipment. The Company believes that the strength of its worldwide service and support organization is an important factor in its ability to sell its systems, maintain customer loyalty and reduce the maintenance costs of its systems. In addition, the Company believes that working with its suppliers and customers is necessary to ensure that the Company’s systems are cost effective, technically advanced and designed to satisfy customer requirements.

The Company supports its customers with field service, applications, technical service engineers and training programs. The Company provides its customers with comprehensive support and service before, during and after delivery of its systems. To support the sales process and to enhance customer relationships, the Company works closely with prospective customers to develop hardware, software and applications test specifications and benchmarks, and often designs customized applications to enable prospective customers to evaluate the Company’s equipment for their specific needs. Prior to shipment, Ultratech’s support personnel typically assist the customer in site preparation and inspection, and provide customers with training at the Company’s facilities or at the customer’s location. The Company currently offers its customers various courses of instruction on the Company’s systems, including instructions in system hardware, software and applications tools for optimizing the Company’s systems to the customer’s particular needs. The Company’s customer training program also includes instructions in the maintenance of the Company’s systems. The Company’s field support personnel work with the customer’s employees to install the system and demonstrate system readiness. Technical support is also available through on-site Company personnel.

In general, the Company warrants its new systems against defects in design, materials and workmanship for one year. The Company offers its customers additional support after the warranty period in the form of applications and service contracts for specified time periods. Service contracts include various options such as priority response, planned preventive maintenance, scheduled one-on-one training, daily on-site support, and monthly system and performance analysis.

Manufacturing

The Company performs all of its manufacturing activities (final assembly, system testing and certain subassembly) in clean room environments totaling approximately 26,000 square feet located in San Jose, California. Performing manufacturing operations in California exposes the Company to a higher risk of natural disasters, including earthquakes. The Company is not insured against natural disasters and power shortages and the occurrence of such an event could materially adversely impact the Company’s results of operations.

The Company’s manufacturing activities consist of assembling and testing components and subassemblies, which are then integrated into finished systems. The Company relies on a limited number of outside suppliers and subcontractors to manufacture certain components and subassemblies. The Company orders one of the most critical components of its technology, the glass for its 1X lenses, from external suppliers. The Company designs the 1X lenses and provides the lens specifications and the glass to other suppliers, who then machine the lens elements. The Company then assembles and tests the optical 1X lenses. The Company has recorded the critical parameters of each of its optical lenses sold since 1982, and believes that such information enables it to supply lenses to its customers that match the characteristics of its customers’ existing lenses.

The Company procures some of its other critical systems’ components, subassemblies and services from single outside suppliers or a limited group of outside suppliers in order to ensure overall quality and timeliness of delivery. Many of these components and subassemblies have significant production lead times. To date, the Company has been able to obtain adequate services and supplies of components and subassemblies for its systems in a timely manner. However, disruption or termination of certain of these sources could result in a significant adverse impact on the Company’s ability to manufacture its systems. This, in turn, would have a material adverse effect on the Company’s business, financial condition and results of operations. The Company’s reliance on a sole or a limited group of suppliers and the Company’s reliance on subcontractors involve several risks, including a potential inability to obtain an adequate supply of required components due to the suppliers’ failure or inability to provide such components in a timely manner, or at all, and reduced control over pricing and timely delivery of components. Although the timeliness, yield and quality of deliveries to date from the Company’s subcontractors have been acceptable, manufacture of certain of these components and subassemblies is an extremely complex process, and long lead-times are required. Any inability to obtain adequate deliveries or any other circumstance that would require the Company to seek alternative sources of supply or to manufacture such components internally could delay the Company’s ability to ship its products, which could damage relationships with current and prospective customers and have a material adverse effect on the Company’s business, financial condition and results of operations.

The Company maintains a company-wide quality program. The Company’s 1X operation achieved ISO 9001:1994 certification in 1996 and ISO 14001:1996 certification in March 2001. The Company’s ISO 9001 certification was upgraded to the ISO 9001:2000 standard in January 2002. All certifications have been maintained uninterrupted through the date of this report.

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

ADVANCED PACKAGING

The Company experiences competition in advanced packaging from various proximity aligner companies such as Suss Microtec AG (Suss Microtec) and projection companies such as Ushio, Inc. (Ushio) and Tamarack Scientific Co., Inc. (Tamarack). The Company expects its competitors to continue to improve the performance of their current products and to introduce new products with improved price and performance characteristics that can compete directly with the Company’s products. This could cause a decline in sales or loss of market acceptance of the Company’s steppers in its served markets, and thereby materially adversely affect the Company’s business, financial condition and results of operations. Enhancements to, or future generations of, competing products may be developed that offer superior cost of ownership and technical performance features. The Company believes that to be competitive, it will require significant financial resources in order to continue to invest in new product development, in new features and enhancements to existing products, to introduce new generation stepper systems in our served markets on a timely basis, and to maintain customer service and support centers worldwide. In marketing its products, the Company may also face competition from vendors employing other technologies. In addition, increased competitive pressure has led to intensified price-based competition in certain of the Company’s markets, resulting in lower prices and margins. Should these competitive trends continue, the Company’s business, financial condition and operating results may be materially adversely affected.

Ultratech has obtained a leadership position in the advanced packaging market. The Company’s primary competition in this market place comes from contact aligners offered by companies such as Suss Microtec, a German supplier. Although contact and proximity aligners generally have lower purchase prices than 1X steppers, 1X steppers offer lower operating costs and total cost of ownership in most applications. The Company believes that most device manufacturers and wafer bump foundries choose 1X steppers due to the yield improvement offered by the use of non-contact lithography. Ushio, a Japanese semiconductor equipment company has also introduced a 1X refractive stepper for the advanced packaging market. However, the Company believes 1X refractive steppers do not offer the same productivity and cost saving advantages as the Ultratech 1X stepper based on the Wynne Dyson optical design. Tamarack has introduced a 1X scanner for wafer bumping applications. The Company believes that Tamarack’s 1X scanners have higher operating costs as compared to Ultratech 1X steppers. In addition to contact and proximity aligners, Ultratech also faces competition from the used reduction stepper market. While the use of reduction steppers offers significantly lower throughput and is not easily adapted for thick resist (>35 micron) processing, some device manufacturers may consider this technology option.

LASER PROCESSING

With respect to the Company’s laser annealing technologies, marketed under the V100 product name, the primary competition comes from companies such as Applied Materials, Inc., Mattson Technology, Inc., and Axcelis Technologies, Inc. that offer products utilizing rapid thermal processing (RTP), which is the current manufacturing technology. RTP does not prevent semiconductor device manufacturers from scaling the lateral dimensions of their transistors to obtain improved performance, but diffusion resulting from the long time scales associated with RTP seriously limits the vertical dimension of the junctions. Faster annealing times result in shallower and more abrupt junctions and faster transistors. The Company believes its annealing technology results in faster transistors for a given size. The Company believes that RTP manufacturers recognize the need to reduce thermal cycle times and are working toward this goal. In July 2000, the Company licensed certain rights to its then existing laser processing technology, with reservations, to a competing manufacturer of semiconductor equipment. The Company presently anticipates this company will offer laser annealing tools to the semiconductor industry that will compete with the Company’s offerings.

Another potential advanced annealing solution utilizes flash lamp annealing technology (FLA). Several companies have published papers on annealing tools that incorporate flash lamp technology in order to reduce annealing times and increase anneal temperatures. Developers of flash lamp annealing (FLA) technology claim to have overcome annealing difficulties at the 65nm node. This technique, which employs xenon flash lamps, has shown improvements over RTP in junction depth and sheet resistance, but the Company believes FLA will suffer from severe pattern-related non-uniformities. Ultratech’s proprietary laser processing solution has been specifically developed to provide junction annealing on near-instantaneous timescales, while maintaining low sheet resistance. Laser spike annealing (LSA), the first implementation of laser processing, activates dopants in the microsecond-to-millisecond time frame without melting. Research indicates that, at temperatures just below the melting point of silicon, time durations in the microsecond to millisecond range, are required to achieve full activation, and dopant diffusion is minimal.

Additionally, competition to the Company’s laser processing products may come from other laser annealing tools, including those presently being used by the flat panel display industry to re-crystallize silicon. Manufacturers of these tools may try to extend the use of their technologies to semiconductor device applications.

Intellectual Property Rights

Although the Company attempts to protect its intellectual property rights through patents, copyrights, trade secrets and other measures, it believes that its success will depend more upon the innovation, technological expertise and marketing abilities of its employees. Nevertheless, the Company has a policy of seeking patents when appropriate on inventions resulting from its ongoing research and development and manufacturing activities. The Company owns 89 United States and foreign patents, which expire on dates ranging from May 2004 to August 2021 and has 54 United States and foreign patent applications pending. The Company also has various registered trademarks and copyright registrations covering mainly software programs used in the operation of its systems. The Company also relies upon trade secret protection for its confidential and proprietary information. The Company may not be able to protect its technology adequately and competitors may be able to develop similar technology independently. The Company’s pending patent applications may not be issued or that U.S. or foreign intellectual property laws will protect the Company’s intellectual property rights. In addition, litigation may be necessary to enforce the Company’s patents, copyrights or other intellectual property rights, to protect the Company’s trade secrets, to determine the validity and scope of the proprietary rights of others or to defend against claims of infringement. Such litigation could result in substantial costs and diversion of resources and could have a material adverse effect on the Company’s business, financial condition and results of operations, regardless of the outcome of the litigation. Patents issued to the Company may be challenged, invalidated or circumvented and the rights granted thereunder may not provide competitive advantages to the Company. Furthermore, others may independently develop similar technology or products, or, if patents are issued to the Company, design around the patents issued to the Company. Challenges to, or invalidation of, patents related to those technologies would expose the Company to the risk of forfeiture of revenues and further risk of damage claims.

On February 29, 2000, the Company filed lawsuits asserting patent infringement and related claims against Nikon, Canon, and ASML in the U.S. District Court for the Eastern District of Virginia. In April 2000, the Company reached a settlement with Nikon, and in September 2001, the Company reached a settlement with Canon. The patent litigation against ASML is ongoing after having been transferred to the Northern District of California. After the District Court made a preliminary determination that ASML did not infringe the patent, the Company appealed the decision to the Court of Appeal for the Federal Circuit in Washington, D.C., and oral arguments were heard in February 2004. On October 12, 2001, the Company was sued in the District Court of Massachusetts by SVG Lithography Systems (“SVGL”), alleging infringement of several patents. SVGL is a division of Silicon Valley Group, Inc., which is a wholly owned subsidiary of ASML. The claims for all but one of the patents have since been dismissed, and the Company is currently defending against the remaining claim, which it believes to be without merit.

The Company is involved in other lawsuits and legal actions regarding infringement claims that it believes not to be material to its business or financial condition. Additionally, the Company has from time to time been notified of claims that it may be infringing intellectual property rights possessed by third parties. Some of the Company’s customers have received notices of infringement from Technivision Corporation and the Lemelson Medical, Education and Research Foundation, Limited Partnership (Lemelson) alleging that the manufacture of certain semiconductor products and/or the equipment used to manufacture those semiconductor products infringes certain issued patents regarding machine vision technology. The Company has been notified by certain of these customers that the Company may be obligated to defend or settle claims that the Company’s products infringe any of such patents and, in the event it is subsequently determined that the customer infringes any of such patents, they intend to seek reimbursement from the Company for damages and other expenses resulting from this matter. In a recent case not involving the Company, the U.S. District Court in Las Vegas, Nevada held that certain patents held by Lemelson that purportedly cover machine vision are invalid and unenforceable. The Company believes that its machine vision technology does not infringe the patent rights of other parties.

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

Customers, Applications and Markets

The Company sells its systems to semiconductor, advanced packaging, thin film head and various other nanotechnology manufacturers located throughout North America, Europe, Japan, Taiwan and the rest of Asia. Semiconductor manufacturers have purchased the 100 and 1000 Series steppers, the Saturn Wafer Stepper, the Saturn Spectrum wafer stepper, and the Titan Wafer Stepper for the fabrication and/or packaging of microprocessors, microcontrollers, DRAMs, ASICs and other devices. Such systems are used in mix-and-match applications with other lithography tools, as replacements for scanners and contact printers, in start-up fabrication facilities, in packaging for ultrathin and flip chip applications and for high volume, low cost non-critical feature size semiconductor production. The Company believes that thin film head manufacturers have purchased the NanoTech 190 stepper due to its technical capabilities, throughput and overall cost of ownership. The Company believes that manufacturers of nanotechnology devices have purchased NanoTech products because of their high throughput and flexible field size advantages along with their cost-effective, submicron imaging capabilities.

Historically, the Company has sold a substantial portion of its systems to a limited number of customers. In 2003, Intel Corporation accounted for 26% of the Company’s net sales. In 2002, Intel

Corporation accounted for 19% and Sumitomo Chemical Company, Ltd. accounted for 10% of the Company’s net sales. In 2001, no single customer accounted for 10% or more of the Company’s net sales.

On a market application basis, sales to the semiconductor industry, primarily for advanced packaging applications, accounted for approximately 75% of system revenue for the year ended December 31, 2003, as compared to 83% and 63% for the years ended December 31, 2002 and 2001, respectively. During 2003, 2002 and 2001, approximately 25%, 17% and 37%, respectively, of the Company’s systems revenue was derived from sales to nanotechnology manufacturers, including micro systems, TFH and optical networking device manufacturers. The Company’s future results of operations and financial position would be materially adversely impacted by a downturn in any of these market segments, or by loss of market share in any of these segments.

International sales accounted for approximately 61%, 48% and 51% of total net sales for the years 2003, 2002 and 2001, respectively, with Japan representing 28%, 24% and 17% of sales for those same years.

The Company expects that sales to a relatively few customers will continue to account for a high percentage of its net sales in the foreseeable future and believes that the Company’s financial results depend in significant part upon the success of these major customers and the Company’s ability to meet their future capital equipment needs. Although the composition of the group comprising the Company’s largest customers may vary from period to period, the loss of a significant customer or any reduction in orders by a significant customer, including reductions due to market, economic or competitive conditions in the semiconductor, semiconductor packaging or nanotechnology industries or in the industries that manufacture products utilizing integrated circuits, thin film heads or other nanotechnology components, would likely have a material adverse effect on the Company’s business, financial condition and results of operations. The Company’s ability to maintain or increase its sales in the future depends, in part, on its ability to obtain orders from new customers as well as the financial condition and success of its existing customers, the semiconductor and nanotechnology industries and the economy in general.

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

Sales of the Company’s systems depend, in significant part, upon the decision of a prospective customer to increase manufacturing capacity or to restructure current manufacturing facilities, either of which typically involves a significant commitment of capital. Many of the Company’s customers in the past have cancelled the development of new manufacturing facilities and have substantially reduced their capital equipment budgets. In view of the significant investment involved in a system purchase, the Company has experienced and may continue to experience delays following initial qualification of the Company’s systems as a result of delays in a customer’s approval process. Additionally, the Company is presently receiving orders for systems that have lengthy delivery schedules, which may be due to longer production lead times or a result of customers’ capacity scheduling requirements. In order to maintain or exceed the Company’s present level of net sales, the Company is dependent upon obtaining orders for systems that will ship and be accepted in the current period. The Company may not be able to obtain those orders. For these and other reasons, the Company’s systems typically have a lengthy sales cycle during which the Company may expend substantial funds and management effort in securing a sale. Lengthy sales cycles subject the Company to a number of significant risks, including inventory obsolescence and fluctuations in operating results, over which the Company has little or no control.

Backlog

The Company schedules production of its systems based upon order backlog, informal customer commitments and general economic forecasts for its targeted markets. The Company includes in its backlog all accepted customer orders for its systems with assigned shipment dates within one year, as well as all orders for service, spare parts and upgrades, in each case, that management believes to be firm. However, all orders are subject to cancellation or rescheduling by the customer with limited or no penalties. Because of changes in system delivery schedules, cancellations of orders and potential delays in system shipments, the Company’s backlog at any particular date may not necessarily be representative of actual sales for any succeeding period. As of December 31, 2003 and 2002, the Company’s backlog was approximately $63.0 million and $50.4 million, respectively, including $0.4 million and $10.5 million, respectively, of products shipped but not yet installed and accepted. At December 31, 2003, three potential customers accounted for 12%, 11% and 10%, respectively, of the Company’s system backlog. Cancellation, deferrals or rescheduling of orders by these customers would have a material adverse impact on the Company’s future results of operations.

Employees

At December 31, 2003, the Company had approximately 315 full-time employees, including 66 engaged in research, development, and engineering, 35 in sales and marketing, 97 in customer service and support, 67 in manufacturing and 50 in general administration and finance. The Company believes its future success depends, in large part, on its ability to attract and retain highly skilled employees. None of the employees of the Company is covered by a collective bargaining agreement. The Company has, however, entered into employment agreements with a limited number of its employees, including its executive officers. The Company considers its relationships with its employees to be good.

Additional Risk Factors

In addition to risks described in the foregoing discussions under “Business,” including but not limited to those under “Products,” “Research, Development and Engineering,” “Sales and Service,” “Manufacturing,” “Competition,” “Intellectual Property Rights,” “Environmental Regulations,” “Customers, Applications and Markets,” “Backlog,” and “Employees,” the following risks apply to the Company and its business:

Development of New Product Lines; Expansion of Operations   Currently, the Company is devoting significant resources to the development, introduction and commercialization of its laser processing systems and to enhancements of its Saturn Spectrum 3e and Saturn Spectrum 300e2 wafer steppers and next generation related platforms. The Company intends to continue to develop these products and technologies during 2004, and will continue to incur significant operating expenses in the areas of research, development and engineering, manufacturing and general and administrative costs in order to further develop, produce and support these new products. Additionally, gross profit margins and inventory levels may be further adversely impacted in the future by costs associated with the initial production of the Company’s laser processing systems and by future generations of its 1X lithography systems. These costs include, but are not limited to, additional manufacturing overhead, additional inventory write-offs, costs of demonstration systems and facilities, costs associated with the establishment of additional after-sales support organizations. Additionally, operating expenses may increase, relative to sales, as a result of adding additional marketing and administrative personnel, among other costs, to support the Company’s new products. If the Company is unable to achieve significantly increased net sales or if its sales fall below expectations, the Company’s operating results will be materially adversely affected.

The Company’s ability to commercialize its laser processing technologies depends on its ability to demonstrate a manufacturing-worthy tool. The Company does not presently have in-house capability to fabricate devices. As a result, the Company must rely on partnering with semiconductor companies to develop the anneal process. The development of new process technologies is largely dependent upon the Company’s ability to interest potential customers in working on joint process development. The Company’s ability to deliver timely solutions is also limited by wafer turnaround at the potential customer’s fabrication facility.

Cyclicality of Semiconductor, Semiconductor Packaging and Nanotechnology Industries   The Company’s business depends in significant part upon capital expenditures bymanufacturers of semiconductors, bumped semiconductors and nanotechnology components, including thin film head magnetic recording devices, which in turn depend upon the current and anticipated market demand for such devices and products utilizing such devices. The semiconductor industry historically has been highly cyclical and has experienced recurring periods of oversupply. This has, from time to time, resulted in significantly reduced demand for capital equipment including the systems manufactured and marketed by the Company. The semiconductor industry, which includes the semiconductor-packaging sector, has recently experienced a severe downturn. The Company believes that markets for new generations of semiconductors and semiconductor packaging will also be subject to similar fluctuations. The Company’s business and operating results would be materially adversely affected by continued downturns or slowdowns in the semiconductor packaging market or by loss of market share. Accordingly, the Company may not be able to achieve or maintain its current or prior level of sales.

The Company attempts to mitigate the risk of cyclicality by participating in multiple markets including semiconductor, semiconductor packaging, thin film head and other nanotechnology sectors, as well as diversifying into new markets such as photolithography for optical networking (a nanotechnology application) and laser-based annealing for implant activation and other applications. Despite such efforts, when one or more of such markets experiences a downturn or a situation of excess capacity, the Company’s net sales and operating results are materially adversely affected.

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

Because of the large number of components in the Company’s systems, significant delays can occur between a system’s introduction and the commencement by the Company of volume production of such systems. The Company has experienced delays from time to time in the introduction of, and technical and manufacturing difficulties with, certain of its systems and enhancements and related software features and options, and may experience delays and technical and manufacturing difficulties in future introductions or volume production of new systems or enhancements and related software features and options.

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

International Sales   International net sales accounted for approximately 61%, 48% and 51% of total net sales for the years 2003, 2002 and 2001, respectively. The Company anticipates that international sales, which typically have lower gross margins than domestic sales, principally due to increased competition and higher field service and support costs, will continue to account for a significant portion of total net sales. As a result, a significant portion of the Company’s net sales will continue to be subject to certain risks, including unexpected changes in regulatory requirements; difficulty in satisfying existing regulatory requirements; exchange rate fluctuations; tariffs and other barriers; political and economic instability; difficulties in accounts receivable collections; natural disasters; some dependence on outside sales representative organizations; difficulties in staffing and managing foreign subsidiary and branch operations; and potentially adverse tax consequences.

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

Dependence on Key Personnel   The Company’s future operating results depend, in significant part, upon the continued contributions of key personnel, many of whom would be difficult to replace. The Company has entered into employment agreements with only a limited number of its employees, including its Chief Executive Officer, President and Chief Financial Officer, and its employees are employed “at will.” Some of these agreements contain vesting acceleration and severance payment provisions that could result in significant costs or charges to the Company should the employee be terminated without cause, die or have a disability. The Company does not maintain any life insurance on any of its key persons. The loss of key personnel could have a material adverse effect on the business, financial condition and results of operations of the Company. In addition, the Company’s future operating results depend in significant part upon its ability to attract and retain other qualified management, manufacturing, technical, sales and support personnel for its operations. There are only a limited number of persons with the requisite skills to serve in these positions and it may become increasingly difficult for the Company to hire such personnel over time. At times, competition for such personnel has been intense, particularly in the San Francisco Bay

Area where the Company maintains its headquarters and principal operations, and there can be no assurance that the Company will be successful in attracting or retaining such personnel. The failure to attract or retain such persons would materially adversely affect the Company’s business, financial condition and results of operations.

Changes to Financial Accounting Standards May Affect the Company’s Reported Results of Operations   The Company prepares its financial statements in conformity with accounting principles generally accepted in the United States, or U.S. GAAP. These principles are subject to interpretation by the American Institute of Certified Public Accountants, the SEC and various bodies formed to interpret and create appropriate accounting policies. A change in those policies can have a significant effect on the Company’s reported results and may affect its reporting of transactions completed before a change is announced.

Accounting policies affecting many other aspects of the Company’s business, including rules relating to revenue recognition, off-balance sheet transactions, employee stock options, restructurings, asset disposals, intangible assets, derivative and other financial instruments, and in-process research and development charges, have recently been revised or are under review. Changes to those rules or the questioning of current practices may have a material adverse effect on the Company’s reported financial results or on the way it conducts business. In addition, the Company’s preparation of financial statements in accordance with U.S. GAAP requires that it make estimates and assumptions that affect the recorded amounts of assets and liabilities, disclosure of those assets and liabilities at the date of the financial statements and the recorded amounts of expenses during the reporting period. A change in the facts and circumstances surrounding those estimates could result in a change to the Company’s estimates and could impact its future operating results.

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

As of March 1, 2004, the Company had approximately 5.7 million stock options outstanding. Among other determinants, the market price of the Company’s stock has a major bearing on the number of stock options outstanding that are included in the weighted-average shares used in determining the Company’s net income (loss) per share. During periods of extreme volatility, the impact of higher stock prices can have a materially dilutive effect on the Company’s net income (loss) per share (diluted).Additionally, options are excluded from the calculation of net income (loss) per share when the Company has a net loss or when the exercise price of the stock option is greater than the average market price of the Company’s Common Stock, as the impact of the stock options would be anti-dilutive.

Terrorist Attacks and Threats, and Government Responses Thereto, May Negatively Impact All Aspects of The Company’s Operations, Revenues, Costs and Stock Price.   Terrorist attacks in the United States and elsewhere, government responses thereto, and military actions in Iraq, Afghanistan and elsewhere, may disrupt the Company’s operations or those of its customers and suppliers and may affect the availability of materials needed to manufacture its products or the means to transport those materials to manufacturing facilities and finished products to customers. In addition, any of these events could increase volatility in the United States and world financial markets which may depress the price of the Company’s Common Stock and may limit the capital resources available to the Company or its customers or suppliers, which could result in decreased orders from customers, less favorable financing terms from suppliers, and scarcity or increased costs of materials and components of its products. Additionally, terrorist attacks on the Company itself may significantly disrupt the Company’s ability to conduct its business. Any of these occurrences could have a significant impact on the Company’s operating results, revenues and costs and may result in increased volatility of the market price of its Common Stock.

Information Available on Company Web-site

The Company’s web-site is located at www.ultratech.com. The Company makes available, free of charge, through its web-site, its annual report on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K (and amendments to those reports), as soon as reasonably practicable after such reports are filed electronically with the SEC. The Company has adopted a Code of Ethics for its principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. The Company has posted this Code of Ethics on its website.

ITEM 2.   PROPERTIES

The Company maintains its headquarters and manufacturing operations in San Jose, California in two leased facilities, totaling approximately 177,000 square feet, which contain general administration and finance, marketing and sales, customer service and support, manufacturing and research, development, and engineering. The leases for these facilities expire at various dates from March 2010to January 2011. The Company also leases a sales and support office in the United States in Woburn, Massachusetts under a lease expiring December 31, 2005. The Company maintains offices outside the United States in Taiwan, the Philippines, Japan, Korea, France, Germany and the United Kingdom, with terms expiring between one month and twelve years from December 31, 2003. The Company believes that its existing facilities will be adequate to meet its currently anticipated requirements and that suitable additional or substitute space will be available as needed.

ITEM 3.   LEGAL PROCEEDINGS

On February 29, 2000, the Company filed lawsuits asserting patent infringement and related claims against Nikon, Canon, and ASML in the U.S. District Court for the Eastern District of Virginia. In April 2000, the Company reached a settlement with Nikon, and in September 2001, the Company reached a settlement with Canon. The patent litigation against ASML is ongoing after having been transferred to the Northern District of California. After the District Court made a preliminary determination that ASML did not infringe the patent, the Company appealed the decision to the Court of Appeal for the Federal Circuit in Washington, D.C., and oral arguments were heard in February 2004. On October 12, 2001, the Company was sued in the District Court of Massachusetts by SVG Lithography Systems (“SVGL”), alleging infringement of several patents. SVGL is a division of Silicon Valley Group, Inc., which is a wholly owned subsidiary of ASML. The claims for all but one of the patents have since been dismissed, and the Company is currently defending against the remaining claim, which it believes to be without merit.

The Company is involved in other lawsuits and legal actions that it believes not to be material to its business or financial condition.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter ended December 31, 2003.

Executive Officers of the Registrant

As of December 31, 2003, the executive officers of the Company, who are appointed by and serve at the discretion of the Board of Directors, were as follows:

Name	Age	Position with the Company
Arthur W. Zafiropoulo	64	Chairman of the Board of Directors and Chief Executive Officer
John E. Denzel	44	President and Chief Operating Officer
Bruce R. Wright	55	Senior Vice President, Finance, Chief Financial Officer and Secretary
Erik C. Smith	39	Senior Vice President of World-wide Sales

Mr. Zafiropoulo founded the Company in September 1992 to acquire certain assets and liabilities of the Ultratech Stepper Division (the “Predecessor”) of General Signal Technology Corporation (“General Signal”) and, since March 1993, has served as Chief Executive Officer and Chairman of the Board. Additionally, Mr. Zafiropoulo served as President of the Company from March 1993 to March 1996, from May 1997 until April 1999 and from April 2001 to January 2004. Between September 1990 and March 1993, he was President of the Predecessor. From February 1989 to September 1990, Mr. Zafiropoulo was President of General Signal’s Semiconductor Equipment Group International, a semiconductor equipment company. From August 1980 to February 1989, Mr. Zafiropoulo was President and Chief Executive Officer of Drytek, Inc., a plasma dry-etch company that he founded in August 1980, and which was later sold to General Signal in 1986. From July 1987 to September 1989, Mr. Zafiropoulo was also President of Kayex, a semiconductor equipment manufacturer, which was a unit of General Signal. From July 2001 to July 2002, Mr. Zafiropoulo served as Vice Chairman of SEMI (Semiconductor Equipment and Materials International), an international trade association representing the semiconductor, flat panel display equipment and materials industry. From July 2002 to June 2003, Mr. Zafiropoulo has served as Chairman of SEMI; and Mr. Zafiropoulo has been on the Board of Directors of SEMI since July 1995.

Mr. Denzel has served as President and Chief Operating Officer since January 2004. From January 2002 until January 2004, Mr. Denzel served as Senior Vice President, Operations. From December 1999 to December 2001, Mr. Denzel served as Vice President of Operations responsible for all Engineering and Manufacturing activities. From July 1996 to November 1999, Mr. Denzel served as the Vice President of Manufacturing. Prior to joining the Company, Mr. Denzel was Vice President at Trend Plastics Inc. from 1995 to 1996, responsible for Finance, Sales, Marketing, Human Resources and Information Systems. From 1993 to 1995, Mr. Denzel was the Director of Technology at the Jc-I-T Institute of Technology. Prior to that, Mr. Denzel worked in various positions at Watkins-Johnson Company, a semiconductor equipment, electronics and environmental services company.

Mr. Wright has served as Senior Vice President, Finance, Chief Financial Officer and Secretary since joining the Company on June 1, 1999. From May 1997 to May 1999, Mr. Wright served as Executive Vice President, Finance and Chief Financial Officer of Spectrian Corporation, a radio frequency (RF) amplifier company. From November 1994 through May 1997, Mr. Wright was Senior Vice President of Finance and

Administration, and Chief Financial Officer of Tencor Instruments until its acquisition by KLA Instruments Corporation in 1997, which formed KLA-Tencor Corporation, and from December 1991 through October 1994, Mr. Wright was Vice President and Chief Financial Officer of Tencor Instruments. Mr. Wright serves on the Board of Directors of Credence Systems Corporation, a provider of products and equipment used for the testing of semiconductor integrated circuits.

Mr. Smith has served as Senior Vice President, Worldwide Sales since September 2001. From January 2000 to September 2001, Mr. Smith served as Vice President of Worldwide Sales. From March 1999 to December 1999, Mr. Smith served as Director of Marketing, and from August 1997 to February 1999, he served as Director of International Marketing. From June 1997 to July 1997, Mr. Smith was the Director of International Business Development. From July 1992 to May 1997, Mr. Smith served as Director of Operations for the Company’s Japan and Korea offices.

PART II

ITEM 5.   MARKET FOR THE REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company’s Common Stock is traded on the Nasdaq National Market under the symbol UTEK. The following table sets forth, for the periods indicated, the range of high and low reported sale prices of the Company’s Common Stock on the Nasdaq National Market

Fiscal 2003 - Fiscal Quarter Ended	March 31	June 30	Septemeber 30	December 31
Market Price: High	$12.99	$19.75	$32.23	$35.00
Low	$9.71	$10.75	$18.06	$24.25

Fiscal 2002 - Fiscal Quarter Ended	March 31	June 30	Septemeber 30	December 31
Market Price: High	$20.87	$21.39	$16.23	$12.01
Low	$13.75	$13.39	$7.83	$6.32

As of March 1, 2004, the Company had approximately 312 stockholders of record.

The Company’s fiscal quarters in 2003 ended on March 29, 2003, June 28, 2003, September 27, 2003 and December 31, 2003, and the Company’s fiscal quarters in 2002 ended on March 30, 2002, June 29, 2002, September 28, 2002 and December 31, 2002. For convenience of presentation, the Company’s fiscal quarters in each year have been shown as ending on March 31, June 30, September 30, and December 31.

The Company has not paid cash dividends on its Common Stock since inception, and its Board of Directors presently plans to reinvest the Company’s earnings in its business. Accordingly, it is anticipated that no cash dividends will be paid to holders of Common Stock in the foreseeable future.

In November 2003, the Company issued 1,000 shares of its Common Stock in an unregistered, private placement under Section 4(2) of the Securities Act of 1933 to Semiconductor Equipment and Materials International (SEMI). The Company issued the shares to support SEMI’s efforts to educate youth about career opportunities in the semiconductor equipment industry and in return received public relations benefits.

ITEM 6.   SELECTED FINANCIAL DATA

In thousands, except per share data	2003(d)	2002(c)	2001(b)	2000(a)	1999
Operations:
Net sales	$100,121	$68,506	$130,680	$146,655	$113,123
Gross profit	46,611	14,850	44,781	57,667	44,420
Gross profit as a percentage of net sales	47%	22%	34%	39%	39%
Operating income (loss)	$2,972	$(36,506)	$(24,465)	$(11,171)	$(11,213)
Income (loss) before income taxes (benefit) and cumulative effect of a change in accounting principle	6,996	(30,248)	(16,806)	12,159	(4,168)
Pre-tax income (loss) as a percentage of net sales	7%	(44)%	(13)%	8%	(4)%
Income taxes (benefit)	$(570)	$(4,866)	$1,038	$2,433	$—
Income (loss) before cumulative effect of a change in accounting principle	7,566	(25,382)	(17,844)	9,726	(4,168)
Cumulative effect on prior years of SAB 101 “Revenue Recognition in Financial Statements”	—	—	—	(18,883)	—
Net income (loss)	7,566	(25,382)	(17,844)	(9,157)	(4,168)
Income (loss) before cumulative effect of a change in accounting principle per share—basic	$0.33	$(1.12)	$(0.81)	$0.46	$(0.20)
Cumulative effect on prior years of SAB 101 “Revenue Recognition in Financial Statements” per share—basic	—	—	—	$(0.89)	—
Net income (loss) per share—basic	$0.33	$(1.12)	$(0.81)	$(0.43)	$(0.20)
Number of shares used in per share computation—basic	23,017	22,586	22,143	21,236	21,279
Income (loss) before cumulative effect of a change in accounting principle per share—diluted	$0.31	$(1.12)	$(0.81)	$0.46	$(0.20)
Cumulative effect on prior years of SAB 101 “Revenue Recognition in Financial Statements” per share—diluted	—	—	—	$(0.89)	—
Net income (loss) per share—diluted	$0.31	$(1.12)	$(0.81)	$(0.43)	$(0.20)
Number of shares used in per share computation—diluted	24,476	22,586	22,143	21,236	21,279
Balance sheet:
Cash, cash equivalents and short-term investments	$165,902	$157,529	$169,154	$163,681	$143,544
Working capital	170,501	152,160	162,826	151,434	163,601
Total assets	220,748	222,366	243,419	264,069	236,808
Long-term obligations, less current portion	—	—	—	—	—
Stockholders’ equity	190,739	171,754	195,281	194,257	204,214
Other data:
Return on average equity	4%	(14)%	(9)%	(5)%	(2)%
Book value per common share outstanding	$8.09	$7.59	$8.70	$9.13	$9.55
Current ratio	7.49	4.29	4.39	3.18	6.06
Long term debt to equity ratio	0.00	0.00	0.00	0.00	0.00
Capital expenditures	$6,073	$4,800	$5,389	$18,439	$6,948
Income tax (benefit) as percentage of pre-tax income (loss)	(8)%	16%	(6)%	N/C	0%

Quarterly Data

Unaudited, in thousands, except per share data	1st	2nd	3rd	4th
2003(d)
Net sales	$22,000	$24,764	$26,544	$26,813
Gross profit (loss)	8,134	11,824	13,713	12,940
Operating income (loss)	(1,658)	1,100	1,711	1,819
Net income (loss)	(983)	2,029	3,240	3,280
Net income (loss) per share—basic	$(0.04)	$0.09	$0.14	$0.14
Number of shares used in per share computation—basic	22,680	22,783	23,010	23,449
Net income (loss) per share—diluted	$(0.04)	$0.09	$0.13	$0.13
Number of shares used in per share computation—diluted	22,680	23,381	25,144	25,900
2002(c)
Net sales	$19,785	$20,709	$7,290	$20,722
Gross profit (loss)	7,932	7,342	(7,734)	7,310
Operating income (loss)	(4,072)	(4,480)	(23,967)	(3,987)
Net income (loss)	(2,422)	(1,659)	(18,867)	(2,434)
Net income (loss) per share—basic	$(0.11)	$(0.07)	$(0.83)	$(0.11)
Number of shares used in per share computation—basic	22,485	22,574	22,609	22,626
Net income (loss) per share—diluted	$(0.11)	$(0.07)	$(0.83)	$(0.11)
Number of shares used in per share computation—diluted	22,485	22,574	22,609	22,626

(a)    Operating income (loss) in 2000 includes special charges of $7,984,000 and $1,686,000 in the second and third quarters, respectively, relating to the shutdown of the Company’s UltraBeam unit. Net income (loss) in 2000 includes a non-operating gain of $15,983,000 in the third quarter, relating to the sale of land and income taxes of $2,433,000 relating to the sale of land and other special items. Additionally, net income in 2000 includes a charge of $18,883,000 in the first quarter related to the cumulative effect on prior years of the application of SAB 101 “Revenue Recognition in Financial Statements.”

(b)   Operating income (loss) in 2001 includes third and fourth quarter charges of $10,993,000 and $77,000, respectively, or $0.50 per share—basic and diluted, related to cost of discontinued products, and $11,988,000 and $290,000, respectively, or $0.55 per share—basic and diluted, related to restructure of operations.

(c)    Operating income (loss) in 2002 includes third and fourth quarter charges of: $5,733,000 and ($428,000), respectively, or $0.25 and ($0.02) per share—basic and diluted, respectively, related to cost of inventory writedowns; $2,169,00 and ($744,000), respectively, or $0.10 and ($0.03) per share—basic and diluted, respectively, related to cost of discontinued products; and $4,297,000 and ($207,000), or $0.19 and ($0.01) per share—basic and diluted, respectively, related to restructure of operations.

(d)   Operating income (loss) in 2003, in the second, third and fourth quarters, includes the favorable impact of selling inventory and discontinued products previously written down of $740,000, $363,000 and $569,000, respectively, or $0.03, $0.02, and $0.02 per share basic and diluted, respectively. Operating income (loss) in 2003, in the second and fourth quarters, also includes the favorable impact of reducing reserves established in prior years for the restructuring of operations of $114,000 and $614,000, respectively, or $0.01 and $0.03 per share basic and diluted, respectively.

ITEM 7.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

Ultratech, Inc. develops, manufactures and markets photolithography and laser processing equipment for manufacturers of integrated circuits and nanotechnology components located throughout North America, Europe, Japan and the rest of Asia.

The Company supplies step-and-repeat photolithography systems based on one-to-one imaging technology. Markets for the Company’s photolithography products include advanced packaging and the manufacture of various nanotechnology components, including thin film head magnetic recording devices, optical networking devices, laser diodes and LED’s.

Certain of the statements contained herein may be considered forward-looking statements under Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that involve risks and uncertainties, such as integration and development of the laser processing operation; high degree of industry competition; delays, deferrals and cancellations of orders by customers; pricing pressures and product discounts; changes in pricing by the Company, its competitors or suppliers; customer concentration; market acceptance of new products and enhanced versions of the Company’s existing products; lengthy sales cycles, including the timing of system acceptances; timing of new product announcements and releases by the Company or its competitors; ability to volume produce systems and meet customer requirements; mix of products sold; expiration of licensing arrangements, and the resulting adverse impact on the Company’s licensing revenues; cyclicality in the semiconductor and nanotechnology industries; rapid technological change and the importance of timely product introductions; dependence on new product introductions and commercial success of any new products; outcome of litigation; sole or limited sources of supply; international sales; customer concentration; manufacturing variances and production levels; timing and degree of success of technologies licensed to outside parties; product concentration and lack of product revenue diversification; lengthy and costly development cycles for advanced lithography and laser-processing technologies and applications; inventory obsolescence; asset impairment; ability and resulting costs to attract or retain sufficient personnel to achieve the Company’s targets for a particular period; dilutive effect of employee stock option grants on net income per share, which is largely dependent upon the Company maintaining profitability and the market price of the Company’s stock; future acquisitions; changes to financial accounting standards; intellectual property matters; environmental regulations; effects of certain anti-takeover provisions; volatility of stock price; business interruptions due to natural disasters or utility failures; and any adverse effects of terrorist attacks in the United States or elsewhere, or government responses thereto, or military actions in Iraq, Afghanistan and elsewhere, on the economy, in general, or on the Company’s business in particular. Due to these and additional factors, certain statements, historical results and percentage relationships discussed below are not necessarily indicative of the results of operations for any future period.

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

The Company believes the following critical accounting policies are affected by its more significant judgments and estimates used in the preparation of its consolidated financial statements. The Company has reviewed these policies with its Audit Committee.

Revenue Recognition

In November 2002, the FASB’s Emerging Issues Task Force issued EITF 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables” (“EITF 00-21”). EITF 00-21 addresses how to account for arrangements that may involve delivery or performance of multiple products, services and/or rights to use assets, and, if so, how an arrangement involving multiple deliverables should be divided into separate units of accounting. It does not change otherwise applicable revenue recognition criteria. It applies to arrangements entered into in fiscal periods beginning after June 15, 2003, with early adoption permitted.

Under the provisions of EITF 00-21, separate units of accounting exist if all of the following criteria are met: the item has value on a standalone basis; there is objective and reliable evidence of fair value; delivery of the undelivered item is probable and in control of the Company; and consideration allocable to the delivered item is not contingent on delivery of additional items.

In response to EITF 00-21, the Company has reviewed its arrangements involving multiple deliverables. The Company has concluded that the adoption of EITF 00-21 has no material effect on its current revenue recognition policy. Although application of EITF 00-21 results in the identification of separate accounting units, e.g. the system and its installation, the Company believes that all required elements of revenue recognition under SAB 104 are not met at the time of shipment of its systems. Therefore, revenue recognition for systems must be delayed until all elements of revenue recognition are met, generally upon acceptance of the system.

Accordingly, the Company recognizes revenues on system sales when the contractual obligation for installation (if any) has been satisfied, or installation is substantially complete, and/or customer acceptance provisions have lapsed, or generally if the customer has placed the system into production, provided collections of the related receivable are probable. In the event of a delay in the installation of the Company’s products caused by the customer, the Company may seek acceptance of the system and warranty commencement after shipment and transfer of title, but prior to completion of installation. Revenue recorded as a result of these customer acceptances is reduced by an amount representing the fair-value of installation services. In these instances, revenue is recorded only if the product has met product specifications prior to shipment and management deems that no significant uncertainties as to product performance exist.

The Company generally recognizes revenue from spare parts sales upon shipment. The Company has concluded that the adoption of EITF 00-21 has no material effect on its current revenue recognition policy with regards to spare parts, as these revenue arrangements generally do not contain multiple elements.

The Company sells time based service contracts for which revenue is deferred and recognized ratably over the contract period, and service contracts based on a purchased quantity of hours under which revenue is recognized as service hours are delivered. The Company recognizes revenue from licensing and technology support agreements ratably over the contract period, or the estimated useful life of the licensed technologies, whichever is shorter.

Inventories and Purchase Order Commitments

The semiconductor industry is characterized by rapid technological change, changes in customer requirements and evolving industry standards. The Company performs a detailed assessment of inventory at each balance sheet date, which includes a review of, among other factors, demand requirements and market conditions. Based on this analysis, the Company records adjustments, when appropriate, to reflect inventory at lower of cost or market. In fiscal 2002, demand for the Company’s products was adversely affected by the downturn in the global economy and reduced capital spending. Although the Company makes every effort to ensure the accuracy of its forecasts of product demand, any significant unanticipated changes in demand or technological developments would significantly impact the value of its inventory and its reported operating results. In the future, if the Company finds that its estimates are too optimistic and it determines that its inventory needs to be written down, the Company will be required to recognize such costs in its cost of revenue at the time of such determination. Conversely, if the Company finds its estimates are too pessimistic and it subsequently sells product that has previously been written down, its gross margin in that period will be favorably impacted.

Warranty Obligations

The Company provides for the estimated cost of its product warranties at the time revenue is recognized. The Company’s warranty obligation is affected by product failure rates, material usage rates and the efficiency by which the product failure is corrected. Should actual product failure rates, material usage rates and labor efficiencies differ from the Company’s estimates, revisions to the estimated warranty liability would be required which could result in future charges or credits to the Company’s gross margins.

Bad Debt

The Company maintains an allowance for estimated losses resulting from the inability of its customers to make required payments and for returns and allowances. This reserve is established based upon historical trends, current economic conditions and an analysis of specific exposures. If the financial condition of the Company’s customers were to deteriorate, or even a single customer was otherwise unable to make payments, additional allowances may be required. The average selling price of the Company’s systems is in excess of $1.5 million. Accordingly, a single customer default could have a material adverse effect on the Company’s results of operations.

Deferred Taxes

The Company records a valuation allowance to reduce its deferred tax assets to the amount that is more likely than not to be realized. At December 31, 2003, the valuation allowance was $67.5 million. Based on the uncertainty of future pre-tax income for U.S. tax purposes, the Company has presently fully reserved its domestic deferred tax assets. At December 31, 2003, the Company has recorded approximately $0.6 million of foreign deferred tax assets related to its Japanese operations. In the event the Company was to determine that it would be able to realize the domestic deferred tax assets in the future, an adjustment to the deferred tax asset valuation reserve would increase income through an increase in the Company’s income tax benefit in the period such determination was made.

RESULTS OF OPERATIONS

The Company derives a substantial portion of its total net sales from sales of a relatively small number of newly manufactured systems, which typically range in price from $1.0 million to $3.0 million. As a result of these high sale prices, the timing and recognition of revenue from a single transaction has had and most likely will continue to have a significant impact on the Company’s net sales and operating results for any particular period.

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

Net sales

2003 vs. 2002

(in millions)	2003	2002	Amount of Change	Percentage change
Sales of:
Systems	$73.6	$44.2	$29.4	66%
Spare parts	$12.3	$8.2	$4.1	50%
Services	$10.6	$10.9	$(0.3)	(3)%
Licenses	$3.7	$5.2	$(1.5)	(29)%
Total Net Sales	$100.1	$68.5	$31.6	46%

Net sales consist of revenues from system sales, spare parts sales, service and licensing of technologies. System sales increased 66%, to $73.6 million, on a unit volume increase of 76%. Excluding reduction lithography systems, which have been discontinued by the Company, system sales increased 93% to $72.1 million, on a unit volume increase of 71%. The Company discontinued its XLS reduction stepper platform in September 2001 and has since suspended development of its advanced reduction lithography systems. However, the Company was able to sell three systems which had been previously written down during the year ended December 31, 2003. The weighted-average selling prices of systems sold, exclusive of reduction systems, increased 13% due primarily to a lower proportion of refurbished systems sold in 2003. In 2003, refurbished systems accounted for approximately 22% of units sold as compared to 45% of units sold in

2002. This percentage fluctuates from year to year and any such fluctuation would have an impact on the weighted average selling price of the systems sold.

On a product market application basis, system sales to the semiconductor industry, primarily for advanced packaging applications, were $55.5 million for the year ended December 31, 2003, an increase of 50% as compared with system sales of $36.8 million in 2002. System sales to the semiconductor industry included $1.0 million and $6.8 million of reduction stepper systems, which have been discontinued, for the years ended December 31, 2003 and 2002, respectively. This increase is due to increased purchases by the semiconductor industry as demand for products with advanced packaging capabilities has increased, particularly in the bump technology area during 2003. In 2004, the Company believes that the semiconductor industry will continue to recover resulting in increased equipment purchases and that the Company is positioned to grow as the utilization of advanced packaging in the semiconductor industry increases. System sales to the nanotechnology market were $18.1 million for the year ended December 31, 2003, an increase of 145% as compared with sales of $7.4 million in 2002, primarily as a result of growth in the laser diode and LED markets and improvements in the disk drive industry.

Spare part sales for 2003 increased 50%, to $12.3 million, as compared to 2002. This increase is due to increased levels of manufacturing within the semiconductor industry, resulting in greater utilization of the equipment, and an increase in upgrades of customer systems. Revenues from services declined 3%, to $10.6 million, primarily as a result of fewer units coming out of warranty during the year partially offset by increased revenue from training courses offered by the Company of $0.4 million.

Revenues from licensing and licensing support arrangements declined to $3.7 million, as compared with $5.2 million in 2002, as a result of a large technology support agreement that expired in February 2002. The Company presently anticipates that revenues from licensing and licensing support arrangements will remain at approximately $0.9 million per quarter for 2004.

At December 31, 2003, the Company had approximately $1.2 million of deferred revenue resulting from products shipped but not yet installed and accepted and deferred service revenue, as compared with $11.3 million at December 31, 2002. The decrease in deferred revenue resulted from lower shipments of systems not yet installed and accepted as compared to systems recognized for revenue in the fourth fiscal quarter of 2003. During 2003, deferred license income decreased by $3.7 million, to $4.8 million, as a result of amortization of proceeds received in prior periods. Amortization of license income results in current period license revenue. Deferred income related to the Company’s products is recognized upon satisfying the contractual obligations for installation and/or customer acceptance.

For the year ended December 31, 2003, international net sales were $61.4 million, or 61% of total net sales, as compared with $33.2 million, or 48% of total net sales for 2002. The Company expects this trend to continue in 2004 as seven of the ten largest forecasted purchasers of semiconductor equipment are international companies. The Company’s revenues in foreign countries are not generally subject to significant exchange rate fluctuations, principally because sales contracts for the Company’s systems are generally denominated in U.S. dollars. In Japan, however, orders are often denominated in Japanese yen. For the year ended December 31, 2003, the Company recorded system sales in Japan of $23.7 million of which 19% were denominated in Japanese yen. This subjects the Company to the risk of currency fluctuations. The Company attempts to mitigate this risk by entering into foreign currency forward exchange contracts for the period between when an order is received and when it is recorded as revenue. After recording revenue, the Company uses various mechanisms, such as foreign currency forward exchange contracts and natural hedges, to offset substantial portions of the gains or losses associated with its Japanese yen denominated receivables due to exchange rate fluctuations. The Company had approximately $5.0 million of Japanese yen denominated receivables at December 31, 2003. International sales expose the Company to a number of additional risks, including fluctuations in the value of local currencies relative to the U.S. dollar, which, in turn, impact the relative cost of ownership of the Company’s products. (See “Additional Risk Factors: International Sales”).

The Company believes that its served markets have strengthened during 2003, and it expects demand for its products to grow in 2004. During the year ended December 31, 2003, the Company’s level of new orders exceeded the its revenue resulting in an increase in the Company’s backlog to $63 million from $50.4 million at December 31, 2002. However, the anticipated timing of shipments and customer acceptances will require the Company to fill a number of production slots in the current and subsequent quarters in order to meet its near-term sales targets. If the Company is unsuccessful in its efforts to secure those production orders, or if existing production orders are delayed or cancelled, its results of operations will be materially adversely impacted in the near-term. Accordingly, the Company may not be able to achieve or maintain its current or prior level of sales.

The Company presently expects that net sales for the quarter ending April 3, 2004 will increase approximately 35% from the level of net sales reported in the comparable period in 2003 of $22.0 million. The Company expects the percentage derived from international sales in 2004 to remain consistent with the level reported for 2003.

Because the Company’s net sales are subject to a number of risks, including intense competition in the capital equipment industry, uncertainty relating to the timing and market acceptance of the Company’s products and the condition of the macro-economy and the semiconductor industry, the Company may not exceed or maintain its current or prior level of net sales for any period in the future. Additionally, the Company believes that the market acceptance and volume production of its Saturn Spectrum 3e, its 300mm offerings, its laser processing systems and its 100 and 1000 series family of wafer steppers, are of critical importance to its future financial results. At December 31, 2003, these critical systems represented 84% of the Company’s backlog. To the extent that these products do not achieve significant sales due to difficulties involving manufacturing or engineering, the inability to reduce the current long manufacturing cycles for these products, competition, excess capacity in the semiconductor or nanotechnology device industries, customer acceptances, or any other reason, the Company’s business, financial condition and results of operations would be materially adversely affected.

2002 vs. 2001

(in millions)	2002	2001	Amount of Change	Percentage change
Sales of:
Systems	$44.2	$90.6	$(46.4)	(51)%
Spare parts	$8.2	$13.1	$(4.9)	(37)%
Services	$10.9	$14.3	$(3.4)	(24)%
Licenses	$5.2	$12.7	$(7.5)	(59)%
Total Net Sales	$68.5	$130.7	$(62.2)	(48)%

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

Revenues from licensing and licensing support arrangements declined to $5.2 million, as compared with $12.7 million in 2001, as a result of a large technology support agreement that expired in February 2002.

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

Gross profit

	Years Ended December 31,
Expressed as a % of total net sales	2003	2002	2001
Total net sales	100.0%	100.0%	100.0%
Cost of products and services sold	55.1%	68.5%	57.3%
Cost (recovery) of inventory writedown	(1.6)%	7.7%	—
Cost (recovery) of discontinued products	(0.1)%	2.1%	8.5%
Gross margin	46.6%	21.7%	34.3%

2003 vs. 2002

During 2003, the Company reported the benefit of selling inventory and discontinued products previously written down of $1.6 million and $0.1 million, respectively. This contrasts to charges for those items in 2002 of $5.3 million and $1.4 million, respectively. The Company presently records write-downs to reflect the reduction in carrying value for inventories and purchase order commitments in excess of 12 months of production demand (18 months for certain long lead-time items). Based on the Company’s current expectations with respect to market demand for its products, gross margin may be favorably impacted by similar recoveries in 2004.

On a comparative basis, gross margins, exclusive of the aforementioned recoveries and charges were 44.9% and 31.5% for the years ended December 31, 2003 and 2002, respectively. The Company believes disclosure of gross margins exclusive of these recoveries and charges provides additional appropriate disclosure to allow comparison of its gross margins over time. The 13.4 percentage point improvement in gross margin in 2003 was due primarily to improved service and warranty costs (9.1 points), resulting from improved product quality and better utilization of the Company’s personnel, increased production levels (4.4 points), resulting from better utilization of the Company’s manufacturing infrastructure, and lower manufacturing costs (2.0 points), of which $0.9 million was due to the recording of an expense in 2002 related to prior periods due to rent-averaging requirements under certain of the Company’s facility leases. These improvements were offset partially by the impact of lower licensing revenue (1.5 points), which has no associated cost of sales, and a change in product mix.

Exclusive of licensing and licensing support revenues, gross margin was 44.5% for the year ended December 31, 2003, as compared with 15.2% for the year ended December 31, 2002, inclusive of the aforementioned recoveries and charges. The Company believes disclosure of gross margins without reference to licensing and licensing support revenues provides additional appropriate disclosure to allow comparison of its product gross margins over time.

The Company’s gross profit as a percentage of sales has been and most likely will continue to be significantly affected by a variety of factors, including the mix of products sold; writedowns of inventory and open purchase commitments; the rate of capacity utilization; product discounts, pricing and competition in the Company’s targeted markets; technology support and licensing revenues, which have no associated cost of sales; non-linearity of shipments during the quarter which can result in manufacturing inefficiencies; the introduction of new products, which typically have higher manufacturing costs until manufacturing efficiencies are realized and which are typically discounted more than existing products until the products gain market acceptance; the percentage of international sales, which typically have lower gross margins than domestic sales principally due to higher field service and support costs; and start-up costs and inefficiencies associated with the implementation of subcontracting arrangements.

The Company believes that gross margin for the quarter ending April 3, 2004 will improve significantly to between 46% and 50%, as compared to the comparable period in 2003 which was 37%, primarily due to increased revenues. Should erosion of the Company’s business occur, the Company might incur a higher risk of inventory obsolescence and excess purchase commitments, which would materially adversely impact results of operations. Additionally, increased price-based competition would contribute to erosion of gross margin.

New products generally have lower gross margins until there is widespread market acceptance and until production and after-sales efficiencies can be achieved. Should significant market demand fail to develop for the Company’s laser processing systems, the Company’s business, financial condition and results of operations may be materially adversely affected.

2002 vs. 2001

The Company’s gross margin, was 21.7% for the year ended December 31, 2002, as compared with 34.3% for the year ended December 31, 2001, inclusive of charges for the cost of inventory writedowns of $5.3 million for the year ended December 31, 2002, and the cost of discontinued products of $1.4 million and $11.1 million for the years ended December 31, 2002 and 2001, respectively. On a comparative basis, gross margins, exclusive of the aforementioned charges, were adversely affected by the lack of capacity utilization. Lack of capacity utilization results in higher levels of unabsorbed overhead. This adverse impact on gross margins from these lower production levels was partially offset by cost savings associated with the closing of the Company’s Wilmington, Massachusetts facility and by other cost reduction measures taken in the second half of 2001. Gross margins for the quarter ended December 31, 2002 were adversely impacted by recording $0.9 million of non-cash expenses related to prior periods, pursuant to rent-averaging requirements under certain of the Company’s facility leases. The Company does not believe these amounts are material to the periods in which they should have been recorded, nor does it believe the prospective correction of such amounts during the year ended December 31, 2002 is material to its consolidated operating results for such year.

Exclusive of licensing and licensing support revenues, gross margin was 15.2% for the year ended December 31, 2002, as compared with 27.2% for the year ended December 31, 2001, inclusive of the aforementioned charges. The Company believes disclosure of gross margins without reference to licensing and licensing support revenues provides additional appropriate disclosure to allow comparison of its product gross margins over time.

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

Research, development and engineering expenses

2003 vs. 2002

(in millions)	2003	2002	Amount of Change	Percentage change
Research, development and engineering expenses	$21.3	$23.5	$(2.2)	(9)%

The $2.2 million year-over-year decline in research, development and engineering spending was primarily attributable to the restructuring of the applications engineering function in September 2002 ($2.0 million), the discontinuance of the Company’s advanced reduction stepper platforms in the second half of 2002 ($1.5 million) and the impact of recording a $0.5 million non-cash expense related to prior periods, pursuant to rent-averaging requirements under certain of the Company’s facility leases. These favorable impacts were offset partially by increased spending on the Company’s laser processing technologies and its next generation 1X stepper products.

The Company continues to invest significant resources in the development and enhancement of its laser processing systems and technologies and its 1X products and related technologies. The Company presently expects that the absolute dollar amount of research, development and engineering expenses for the quarter ending April 3, 2004 will be approximately 25% higher than expenses incurred for the comparable period in 2003 of $4.6 million.

2002 vs. 2001

(in millions)	2002	2001	Amount of Change	Percentage change
Research, development and engineering expenses	$23.5	$25.8	$(2.3)	(9)%

The year-over-year decline in research, development and engineering spending was primarily attributable to the discontinuance of the Company’s XLS reduction stepper platform and to other cost reduction measures implemented in the second half of 2001 and during 2002. Research, development, and engineering expenses for the quarter ended December 31, 2002 were adversely impacted by recording $0.5 million of non-cash expenses related to prior periods, pursuant to rent-averaging requirements under certain of the Company’s facility leases. The Company does not believe these amounts are material to the periods in which they should have been recorded, nor does it believe the prospective correction of such amounts during the year ended December 31, 2002 is material to its consolidated operating results for such year.

Amortization of intangible assets

2003 vs. 2002

Amortization of intangible assets was $0.4 million for the year ended December 31, 2003, unchanged from the amount reported for the year ended December 31, 2002. The Company expects to report approximately the same level of amortization in the quarter ending April 3, 2004 as the $0.1 million that was reported in the comparable period in 2003.

2002 vs. 2001

Amortization of intangible assets was $0.4 million for the year ended December 31, 2002, as compared with $1.5 million for the year ended December 31, 2001. The year-over-year reduction in amortization was a direct result of impairment charges recognized in the quarter ended September 30, 2001 relating to certain intangible assets (see “Restructure of operations”).

Selling, general and administrative expenses

2003 vs. 2002

(in millions)	2003	2002	Amount of Change	Percentage change
Selling, general and administrative expenses	$22.7	$23.4	$(0.7)	(3)%

As a percentage of net sales, selling, general, and administrative expenses decreased to 22.7%, as compared with 34.1% in 2002. The year-over-year decline, in absolute dollars, was primarily attributable to cost containment measures implemented in the second half of 2002 ($1.1 million) and reduced legal costs ($0.8 million), partially offset by higher selling expenses associated with a 46% increase in the Company’s revenue ($0.6 million) and increased corporate governance costs primarily associated with the Company’s compliance with the Sarbanes-Oxley Act of 2002 and related SEC and Nasdaq rules ($0.6 million).

The Company presently anticipates that selling, general and administrative expenses for the three-month period ending April 3, 2004 will be approximately 35% higher than the $5.1 million reported in the comparable period in 2003, due primarily to increased selling costs associated with the expected increase in net sales, costs associated with bringing its laser processing product to market and costs associated with compliance with the Sarbanes-Oxley Act of 2002 and related SEC and Nasdaq rules.

2002 vs. 2001

(in millions)	2002	2001	Amount of Change	Percentage change
Selling, general and administrative expenses	$23.4	$29.7	$(6.3)	(21)%

Selling, general, and administrative expenses were $23.4 million for the year ended December 31, 2002, as compared with $29.7 million for the year ended December 31, 2001. As a percentage of net sales, selling, general, and administrative expenses increased to 34.1%, as compared with 22.7% in 2001. The year-over-year decline, in absolute dollars, was primarily attributable to cost containment measures implemented in the second half of 2001 and during 2002, and lower sales and support expenses, including sales commissions, typically associated with a decline in sales. Selling, general, and administrative expenses for the quarter ended December 31, 2002 were adversely impacted by recording $0.3 million of non-cash expenses related to prior periods, pursuant to rent-averaging requirements under certain of the Company’s facility leases. The Company does not believe these amounts are material to the periods in which they should have been recorded, nor does it believe the prospective correction of such amounts during the year ended December 31, 2002 is material to its consolidated operating results for such year.

Restructure of operations

In September 2002, in response to suddenly worsening conditions in the semiconductor industry in particular, and the general economy as a whole, the Company decided to reduce its workforce by approximately 15% and to cease or suspend activities related to certain engineering and administrative initiatives. As a result of this decision, the Company recognized a restructuring charge of $4.3 million, or $0.19 per share for the three-month period ended September 30, 2002. The Company reduced this charge by $0.2 million during the three-month period ended December 31, 2002, primarily as a result of canceling its plans to exit a certain building and an adjustment of its international severance costs. Of the total net charge for the year ended December 31, 2002 of $4.1 million, the cash component included employee severance costs of $0.9 million, contract termination fees of $0.2 million and facility closure costs of $0.1 million. The non-cash component of this charge included $2.5 million of impairment to the carrying value of equipment and leasehold improvements and $0.3 million of impairment to prepaid expenses and other current assets. The Company further reduced this charge by $0.1 million during the three-month period ending June 30, 2003, as a result of a gain recorded from the sale of certain fixed assets previously written down. As of December 31, 2003, all restructuring costs had been paid.

In September 2001, the Company reached a decision to consolidate its manufacturing operations and eliminate approximately 20% of its workforce. As a result of this decision, the Company recognized a restructuring charge of $12.0 million, or $0.54 per share (diluted) in the quarter ended September 30, 2001. Additionally, the Company recognized restructuring charges of $0.3 million, or $0.01 per share (diluted) in the quarter ended December 31, 2001, primarily related to employee severance costs of $0.6 million (from additional personnel actions) and higher fixed asset disposal costs of $0.4 million, partially offset by revised facility closure and other cost estimates of $0.7 million. Of the full-year charge of $12.3 million, non-cash components included a $4.1 million impairment charge for intangible assets related to the Company’s XLS reduction product platform acquired in 1998 and a $1.5 million impairment charge for fixed assets disposed of in conjunction with the consolidation of manufacturing facilities. The cash components of this charge included $4.0 million for estimated expenditures related to the closure of facilities, $2.5 million for employee severance costs and $0.1 million of other restructuring costs. In October 2003, the Company reached an agreement to terminate its lease for a facility in Wilmington, Massachusetts. As a result of this agreement the Company recorded a recovery of restructuring charges of $0.6 million during the period ending December 31, 2003. As of December 31, 2003, all restructuring costs had been paid. (See Note 11 in “Notes to Consolidated Financial Statements.”)

Interest and other income, net

Interest and other income, net, which consists primarily of interest income, was $4.3 million for the year ended December 31, 2003, as compared with $6.4 million for 2002 and $7.9 million for 2001. Included in the amounts reported for 2003 and 2002 were $0.3 and $0.2 million, respectively, relating to interest on tax settlements or refunds. The decrease in 2003 from 2002 was primarily attributable to lower interest rates on the Company’s investments. The decrease in 2002 relative to 2001 was primarily attributable to lower interest rates on the Company’s investments and lower average invested balances.

The Company presently maintains an investment portfolio with a weighted-average maturity of less than one year. Consequently, changes in short-term interest rates have a major impact on the Company’s interest income. Future changes are expected to have a similar impact. The Company presently expects that interest and other income, net, for the three-month period ending April 3, 2004, will be approximately 20% lower than the $1.1 million reported in the comparable period in 2003, primarily as a result of lower interest rates.

Income tax expense (benefit)

For the year ended December 31, 2003, the Company recorded an income tax benefit of $0.6 million, inclusive of a special tax benefit of $0.4 million related to the settlement of a research and development tax credit claim with the California Franchise Tax Board and $0.4 million related to the resolution of certain tax audit issues in the United Kingdom. Additionally, the Company recorded a $0.5 million benefit from the reversal of reserves associated with deferred tax assets carried on the balance sheet of its Japan subsidiary, reflecting improved operating trends in that region. Offsetting these tax benefits was a tax expense of approximately $0.7 million related, primarily, to taxable income in the Company’s foreign entities, for which there is no corresponding net operating loss carry-forward benefit.

For the year ended December 31, 2002, the Company recorded an income tax benefit of $4.9 million. The benefit relates to resolution of the Company’s IRS audit for the years 1993 through 1996 and a carry back of losses to recover prior years’ federal alternative minimum taxes of $1.2 million.

The Company presently anticipates that it will recognize income tax expense in 2004 of approximately 5% of pre-tax income, primarily as a result of foreign income taxes and federal alternative minimum tax. The Company believes that the tax rate in 2004 will be substantially less than the statutory rate because of available federal net operating loss carry-forwards. The Company expects to recognize the benefit of the use of these carryforwards by reversing the valuation allowance associated with the Company’s domestic deferred tax assets.

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

LIQUIDITY AND CAPITAL RESOURCES

Net cash generated by operating activities was $11.7 million for the year ended December 31, 2003, as compared with net cash used in operations of $17.8 million for the comparable period in 2002. Net cash generated by operating activities during the year ended December 31, 2003 was attributable to net income of $7.6 million and non-cash charges to income of $8.5 million, partially offset by the use of cash resulting from a net change in operating assets and liabilities of $4.4 million. The $4.4 million use of cash from the net change in operating assets and liabilities was primarily a result of a decrease in deferred product and services income of $5.2 million due to the low level of systems shipped as compared to revenue in the three-month period ended December 31, 2003, a decrease in deferred license income of $3.7 million, liquidation of accruals related to restructurings of $2.6 million, an increase in long-term demonstration inventories of $1.8 million and a use of cash of $1.1 million due to changes in all other assets and liabilities. These uses were offset partially by reductions in inventory of $6.4 million, as a result of improved sales during 2003 and focused efforts to improve inventory utilization, and accounts receivable of $3.5 million due to low levels of system shipments in the three-month period ending December 31, 2003. The Company expects the decrease in accounts receivable and deferred product and services income to be temporary as system unit shipments in the period ending April 3, 2004 are expected to increase significantly as compared to system unit shipments in the quarter ended December 31, 2003, although the increases in deferred product and services income may be more gradual over 2004. Additionally, the Company expects to increase long-term demonstration inventory to include its new laser processing product offerings.

The Company believes that because of the relatively long manufacturing cycle of certain of its systems, particularly newer products, the Company’s inventories will continue to represent a significant portion of working capital. Currently, the Company is devoting significant resources to the development, introduction and commercialization of its laser processing system and to the development of its next generation 1X lithography technologies. The Company currently intends to continue to incur significant operating expenses in the areas of research, development and engineering, manufacturing and selling, general and administrative costs in order to further develop, produce and support these new products. Additionally, gross profit margins, inventory and capital equipment levels may be adversely impacted in the future by costs associated with the initial production of the laser processing system and by future generations of the Company’s 1X wafer steppers. These costs include, but are not limited to, additional manufacturing overhead, costs of demonstration systems and facilities and the establishment of additional after-sales support organizations. Additionally, there can be no assurance that operating expenses will not increase, relative to sales, as a result of adding additional marketing and administrative personnel, among other costs, to support the Company’s new products. If the Company is unable to achieve significantly increased net sales or if its sales fall below expectations, the Company’s cash flow and operating results will be materially adversely affected until, among other factors, costs and expenses can be reduced. The failure of the Company to achieve its sales targets for these new products could result in additional inventory write-offs and asset impairment charges, either of which could materially adversely impact the Company’s results of operations.

During the year ended December 31, 2003, net cash used in investing activities was $9.2 million, attributable to capital expenditures of $6.1 million and a net increase in available-for-sale securities of $3.1 million. The Company is planning to incur capital expenditures in 2004 of approximately $10 million for equipment and facility improvements driven primarily by the Company’s new product introductions.

Net cash provided by financing activities was $4.8 million during the year ended December 31, 2003, attributable to $12.1 million in proceeds received from the issuance of Common Stock under the Company’s employee stock option and stock purchase plans offset partially by net repayments of notes payable of $7.3 million.

At December 31, 2003, the Company had working capital of $170.5 million. The Company’s principal source of liquidity at December 31, 2003 consisted of $165.9 million in cash, cash equivalents and short-term investments.

The Company has approximately $9.3 million of retained earnings in its foreign subsidiaries. Possible adverse tax consequences associated with repatriating these funds may effectively restrict their use to cash requirements in those specific jurisdictions.

During 2002, the Company received proceeds of $3.2 million in conjunction with a sale/leaseback transaction. To provide additional security to the lessor, the Company granted a security interest in certain of its other equipment. The Company recorded a deferred rent credit equal to the excess of the sale proceeds over the adjusted basis in the equipment sold. In September 2003, the Company paid $1.8 million to close this transaction and to purchase the related capital asset. The impact from this transaction on the Company’s results of operations for the year ended December 31, 2003 was immaterial.

In September 2002, the Company entered into a line of credit agreement with a brokerage firm. Under the terms of this agreement, the Company may borrow funds at a cost equal to the current Federal funds rate plus 100 basis points (2.00% as of December 31, 2003). Certain of the Company’s cash, cash equivalents and short-term investments secure borrowings outstanding under this facility. Funds are advanced to the Company under this facility based on pre-determined advance rates on the cash and securities held by the Company in this brokerage account. This agreement has no set expiration date and there are no loan covenants. As of December 31, 2003, $2.5 million was outstanding under this facility, with a related collateral requirement of approximately $3.6 million of the Company’s cash, cash equivalents and short-term investments.

In January 2003, the Company’s Board of Directors authorized the purchase of up to 5.0 million shares of the Company’s Common Stock at prevailing market prices. This authorization expired on December 31, 2003. The Company did not elect to repurchase any shares under this arrangement. Should the Company decide to acquire its own shares in the open market, potentially large amounts of the Company’s cash, cash equivalents and short-term investments would be required.

The following summarizes the Company’s contractual obligations at December 31, 2003, and the effect such obligations are expected to have on its liquidity and cash flows in future periods:

(in millions)	Total	Less than 1 year	1 - 3 years	3 - 5 years	After 5 years
Notes payable obligations	$2.5	$2.5	$—	$—	$—
Non-cancelable capital lease obligations	0.1	0.1	—	—	—
Non-cancelable operating lease obligations—equipment	0.1	—	0.1	—	—
Non-cancelable operating lease obligations—buildings	28.7	3.6	8.5	8.8	7.8
Long-term vendor accounts payable	0.7	0.5	—	—	0.2
Open purchase order commitments	30.4	23.2	7.2	—	—
Total contractual cash obligations	$62.5	$29.9	$15.8	$8.8	$8.0

The amounts shown in the table above for open purchase order commitments are primarily related to the purchase of inventories, equipment and leasehold improvements. The Company records writedowns for purchase order commitments it deems in excess of normal operating requirements (see “Critical Accounting Policies and Estimates”).

The development and manufacture of new lithography systems and enhancements are highly capital-intensive. In order to be competitive, the Company believes it must continue to make significant expenditures for capital equipment; sales, service, training and support capabilities; systems, procedures and controls; and expansion of operations and research and development, among many other items. The Company expects that cash generated from operations and its cash, cash equivalents and short-term investments will be sufficient to meet the Company’s cash requirements for at least the next twelve months. However, in the near-term, the Company may continue to utilize existing and future lines of credit, and other sources of financing, in order to maintain its present levels of cash, cash equivalents and short-term investments. Beyond the next twelve months, the Company may require additional equity or debt financing to address its working capital or capital equipment needs. In addition, the Company may seek to raise equity or debt capital at any time that it deems market conditions to be favorable. Additional financing, if needed, may not be available on reasonable terms, or at all.

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

Off-Balance Sheet Transactions

The Company’s off-balance sheet transactions consist of certain financial guarantees, both expressed and implied, related to product liability, patent infringement and latent product defects. Other than liabilities recorded pursuant to known product defects, at December 31, 2003, the Company did not record a liability associated with these guarantees, as the Company has little or no history of costs associated with such indemnification requirements.

Foreign currency

As part of its overall strategy to manage the level of exposure to the risk of foreign currency exchange rate fluctuations, the Company attempts to hedge most of its Japanese yen denominated foreign currency exposures. The Company uses foreign currency forward contracts to hedge the risk that unremitted Japanese yen denominated receipts from customers for actual or forecasted sales of equipment after receipt of customer orders may be adversely affected by changes in foreign currency exchange rates. At December 31, 2003, the Company had taken action to hedge approximately 100% of these Japanese yen denominated exposures. To hedge this exposure, the Company enters into foreign currency forward contracts that generally have maturities of nine months or less. The Company often closes foreign currency forward contracts by entering into an offsetting contract. At December 31, 2003, the Company had contracts for the sale and purchase of $11.8 and $0.8 million, respectively, of foreign currencies at fixed rates of exchange.

ITEM 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest rate risk

The Company’s exposure to market risk due to potential changes in interest rates, relates primarily to the Company’s investment portfolio, which consisted primarily of fixed interest rate instruments as of December 31, 2003. The Company maintains an investment policy designed to ensure the safety and preservation of its invested funds by limiting market risk and the risk of default.

Certain of the Company’s cash, cash equivalents and short-term investments serve as collateral for a line of credit the Company maintains with a brokerage firm. The line of credit is used for liquidity purposes, mitigating the need to liquidate investments in order to meet the Company’s current operating cash requirements.

The following table presents the hypothetical changes in fair values in the financial instruments held by the Company at December 31, 2003, that are sensitive to changes in interest rates. These instruments are comprised of cash, cash equivalents and short-term investments. These instruments are held for purposes other than trading. The modeling techniques used measure the change in fair values arising from selected hypothetical changes in interest rates. Assumed market value changes to the Company’s portfolio reflects immediate hypothetical parallel shifts in the yield curve of plus or minus 50 basis points (BPS), 100 BPS, and 150 BPS:.

	Valuation of securities given an interest rate decrease of X basis points			No change in interest rate	Valuation of securities given an interest rate decrease of X basis points
Short-term investments, in thousands	(150 BPS)	(100 BPS)	(50 BPS)	0 BPS	50 BPS	100 BPS	150 BPS
U.S. Treasury securities and obligations of U.S. government agencies	$27,859	$27,653	$27,450	$27,251	$27,055	$26,862	$26,672
Obligations of states and political subdivisions	11,954	11,954	11,954	11,954	11,954	11,954	11,954
U.S. corporate debt securities	121,078	120,563	120,056	119,557	119,065	118,581	118,103
Total short-term investments	$160,891	$160,170	$159,460	$158,762	$158,074	$157,397	$156,729

The Company has not materially altered its investment objectives or criteria and believes that, although the composition of the Company’s portfolio has changed from the preceding year, the portfolio’s sensitivity to changes in interest rates is materially the same.

Credit risk

The Company mitigates credit default risk by attempting to invest in high credit quality securities and by positioning its portfolio to respond appropriately to a significant reduction in a credit rating of any investment issuer or guarantor. The portfolio includes only marketable securities with active secondary or resale markets to ensure portfolio liquidity and is diversified in accordance with the Company’s investment policy. To date, the Company has not experienced significant liquidity problems with its portfolio.

Foreign exchange risk

The majority of the Company’s revenue, expense and capital purchasing activities are transacted in U.S. dollars. However, the Company does enter into these transactions in other currencies, primarily Japanese Yen. To protect against reductions in value and the volatility of future cash flows caused by changes in currency exchange rates the Company has established transaction and balance sheet hedging programs. The Company uses foreign currency forward contracts to hedge the risk that unremitted Japanese yen denominated receipts from customers for actual or forecasted sales of equipment after receipt of customer orders may be adversely affected by changes in foreign currency exchange rates. At December 31, 2003, the Company had taken action to hedge approximately 100% of these Japanese yen denominated exposures. To hedge this exposure, the Company enters into foreign currency forward contracts that generally have maturities of nine months or less. The Company often closes foreign currency forward contracts by entering into an offsetting contract. At December 31, 2003, the Company had contracts for the sale and purchase of $11.8 and $0.8 million, respectively, of foreign currencies at fixed rates of exchange. The Company’s hedging programs reduce, but do not always entirely eliminate, the impact of currency movements.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Selected Financial Data information contained in Item 6 of Part II hereof is hereby incorporated by reference into this Item 8 of Part II of this Form 10-K.

ULTRATECH, INC.
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
AND FINANCIAL STATEMENT SCHEDULE

Consolidated Financial Statements included in Item 8:

CONSOLIDATED BALANCE SHEETS

In thousands, except share and per share amounts	December 31, 2003	December 31, 2002
Assets
Current assets:
Cash and cash equivalents	$25,149	$18,178
Short-term investments	140,753	139,351
Accounts receivable, less allowance for doubtful accounts of $146 in 2003 and $314 in 2002	9,398	12,870
Inventories	19,037	25,182
Taxes receivable	349	1,179
Prepaid expenses and other current assets	2,099	1,627
Total current assets	196,785	198,387
Equipment and leasehold improvements, net	18,481	19,090
Intangible assets, net	476	858
Demonstration inventory, net	3,071	2,208
Other assets	1,935	1,823
Total assets	$220,748	$222,366
Liabilities and Stockholders’ Equity
Current liabilities:
Notes payable	$2,564	$9,769
Accounts payable	7,729	6,719
Accrued expenses	7,883	10,961
Deferred license income	4,752	8,463
Deferred product and services income	1,088	6,293
Advance billings	1,523	1,024
Accrued restructuring expenses	—	2,558
Income taxes payable	745	440
Total current liabilities	26,284	46,227
Deferred rent	2,784	3,306
Other liabilities	941	1,079
Commitments and contingencies
Stockholders’ equity:
Preferred Stock, $.001 par value: 2,000,000 shares authorized; none issued	—	—
Common Stock, $.001 par value: 40,000,000 shares authorized; issued and outstanding: 23,582,125 at December 31, 2003 and 22,627,201 at December 31, 2002	24	23
Additional paid-in capital	210,323	198,069
Treasury stock; 465,971 shares at December 31, 2003 and 475,000 shares at December 31, 2002	(6,756)	(6,867)
Accumulated other comprehensive income, net	937	1,884
Accumulated deficit	(13,789)	(21,355)
Total stockholders’ equity	190,739	171,754
Total liabilities and stockholders’ equity	$220,748	$222,366

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
In thousands, except per share amounts	2003	2002	2001
Net sales
Products	$85,799	$52,400	$103,714
Services	10,611	10,862	14,305
Licenses	3,711	5,244	12,661
Total net sales	100,121	68,506	130,680
Cost of sales
Cost of products sold	48,671	39,040	64,694
Cost of services	6,511	7,886	10,135
Cost (recovery) of inventory writedown	(1,551)	5,305	—
Cost (recovery) of discontinued products	(121)	1,425	11,070
Gross profit	46,611	14,850	44,781
Research, development, and engineering	21,309	23,522	25,759
Amortization of intangible assets	381	381	1,508
Selling, general, and administrative	22,677	23,363	29,701
Restructure of operations	(728)	4,090	12,278
Operating income (loss)	2,972	(36,506)	(24,465)
Interest expense	(253)	(135)	(198)
Interest and other income, net	4,277	6,393	7,857
Income (loss) before income taxes	6,996	(30,248)	(16,806)
Income taxes (benefit)	(570)	(4,866)	1,038
Net income (loss)	$7,566	$(25,382)	$(17,844)
Net income (loss) per share—basic
Net income (loss)	$0.33	$(1.12)	$(0.81)
Number of shares used in per share computations—basic	23,017	22,586	22,143
Net income (loss) per share—diluted
Net income (loss)	$0.31	$(1.12)	$(0.81)
Number of shares used in per share computations—diluted	24,476	22,586	22,143

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
In thousands	2003	2002	2001
Cash flows from operating activities:
Net income (loss)	$7,566	$(25,382)	$(17,844)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	6,621	7,678	7,657
Amortization	2,492	1,769	2,610
Non-cash restructuring and asset impairment charges (recoveries):
Intangible assets, net	—	—	4,135
Equipment and leasehold improvements, net	(128)	2,492	1,540
Inventories	(393)	5,598	11,070
Prepaid expenses and other current assets	—	337	—
Other, net	—	678	—
Loss on disposal of equipment	189	159	58
Deferred compensation	311	85	(41)
Deferred income taxes	(559)	—	—
Changes in operating assets and liabilities:
Accounts receivable	3,472	932	10,140
Inventories	6,420	(4,733)	(6,855)
Taxes receivable	830	(1,154)	(25)
Prepaid expenses and other current assets	(212)	(203)	1,368
Leases receivable—long term	—	121	—
Demonstration Inventory	(1,785)	701	2,009
Other assets	187	466	(2,288)
Accounts payable	1,010	(2,374)	(3,135)
Accrued expenses	(3,078)	1,018	(4,500)
Advance billings	499	(1,986)	(4,460)
Income taxes payable	305	(3,864)	(886)
Deferred product and services income, net	(5,205)	2,725	(3,160)
Deferred license income	(3,711)	(5,244)	(8,662)
Accrued restructuring expenses	(2,558)	(1,780)	4,338
Deferred rent	(522)	3,131	(53)
Other liabilities	(74)	1,015	—
Net cash provided by (used in) operating activities	11,677	(17,815)	(6,984)
Cash flows from investing activities:
Capital expenditures	(6,073)	(4,800)	(5,389)
Investments in securities	(165,056)	(95,661)	(313,130)
Proceeds from sales and maturities of investments	161,938	61,604	317,952
Net cash used in investing activities	(9,191)	(38,857)	(567)
Cash flows from financing activities:
Proceeds from notes payable	15,315	17,199	1,175
Repayment of notes payable	(22,584)	(7,366)	(2,327)
Proceeds from issuance of Common Stock	12,055	2,372	16,021
Net cash provided by financing activities	4,786	12,205	14,869
Net effect of exchange rate changes on cash	(301)	(84)	65
Net increase (decrease) in cash and cash equivalents	6,971	(44,551)	7,383
Cash and cash equivalents at beginning of period	18,178	62,729	55,346
Cash and cash equivalents at end of period	$25,149	$18,178	$62,729
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$264	$111	$198
Income taxes, net	(1,086)	132	2,032
Other non-cash changes:
Systems transferred from (to) inventory to (from) equipment and other assets	$1,232	$(1,965)	$2,031

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Stockholders’ Equity
			Additional		Accumulated Other	Accumulated	Total
	Common Stock		Paid-in	Treasury	Comprehensive	(Deficit)	Stockholders’
In thousands	Shares	Amount	Capital	Stock	Income (Loss)	Earnings	Equity
Balance at December 31, 2000	21,285	$22	$179,530	$(6,867)	$(299)	$21,871	$194,257
Net issuance of Common Stock under stock option plans and employee stock purchase plan	1,166	1	16,021	—	—	—	16,022
Buyback of Common Stock	—	—	—	—	—	—	—
Income tax benefit from stock option and stock purchase plan transactions	—	—	—	—	—	—	—
Deferred compensation	—	—	61	—	—	—	61
Components of comprehensive loss:
Change in net unrealized gains on:
Available-for-sale investments	—	—	—	—	2,720	—	2,720
Foreign exchange contracts	—	—	—	—	65	—	65
Net loss	—	—	—	—	—	(17,844)	(17,844)
Total comprehensive loss							(15,059)
Balance at December 31, 2001	22,451	$23	$195,612	$(6,867)	$2,486	$4,027	$195,281
Net issuance of Common Stock under stock option plans and employee stock purchase plan	176	—	2,372	—	—	—	2,372
Deferred compensation	—	—	85	—	—	—	85
Components of comprehensive loss:
Change in net unrealized gains on:
Available-for-sale investments	—	—	—	—	(518)	—	(518)
Foreign exchange contracts	—	—	—	—	(84)	—	(84)
Net loss	—	—	—	—	—	(25,382)	(25,382)
Total comprehensive loss							(25,984)
Balance at December 31, 2002	22,627	$23	$198,069	$(6,867)	$1,884	$(21,355)	$171,754
Net issuance of Common Stock under stock option plans and employee stock purchase plan	955	1	11,943	111	—	—	12,055
Deferred compensation	—	—	311	—	—	—	311
Components of comprehensive income:
Change in net unrealized gains on:
Available-for-sale investments	—	—	—	—	(646)	—	(646)
Foreign exchange contracts	—	—	—	—	(301)	—	(301)
Net income	—	—	—	—	—	7,566	7,566
Total comprehensive income							6,619
Balance at December 31, 2003	23,582	$24	$210,323	$(6,756)	$937	$(13,789)	$190,739

See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. COMPANY AND INDUSTRY INFORMATION

Nature of operations

Ultratech, Inc. develops, manufactures and markets photolithography and laser processing equipment for manufacturers of integrated circuits and nanotechnology components located throughout North America, Europe, Japan and the rest of Asia.

The Company supplies step-and-repeat photolithography systems based on one-to-one imaging technology. Markets for the Company’s photolithography products include advanced packaging and the manufacture of various nanotechnology components, including thin film head magnetic recording devices, optical networking devices, laser diodes and LED’s.

Major customers

In 2003, Intel Corporation accounted for 26% of the Company’s net sales. In 2002, Intel Corporation accounted for 19% and Sumitomo Chemical Company, Ltd. accounted for 10% of the Company’s net sales. In 2001, no single customer accounted for 10% or more of the Company’s net sales.

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

Enterprise-wide disclosures

The Company’s products are manufactured in the United States and are sold worldwide. The Company markets its products internationally through domestic and foreign-based sales and service operations and independent sales organizations. The following table presents enterprise-wide sales to external customers and long-lived assets by geographic region:

(In thousands)	2003	2002	2001
Net sales:
United States of America	$38,732	$35,307	$63,653
Japan	27,987	16,689	22,534
Rest of world	33,402	16,510	44,493
Total	$100,121	$68,506	$130,680
Long-lived assets:
United States of America	$23,017	$23,350	$31,687
Rest of world	948	629	943
Total	$23,965	$23,979	$32,630

With the exception of Japan, the Company’s operations in foreign countries are not currently subject to significant exchange rate fluctuations, principally because sales contracts for the Company’s systems are generally denominated in U.S. dollars.. In Japan, the Company sells its product in both U.S. dollars and

Japanese yen. However, the Company attempts to mitigate its currency exposure through the use of currency forward contracts.

2. CONCENTRATIONS OF RISKS

Sales of the Company’s systems depend, in significant part, upon the decision of a prospective customer to increase manufacturing capacity or to restructure current manufacturing facilities, either of which typically involves a significant commitment of capital. For this and other reasons, the Company’s systems typically have a lengthy sales cycle during which the Company may expend substantial funds and management effort in securing a sale. Additionally, the markets for the Company’s products are subject to rapid technological change, which requires the Company to respond with new products and enhanced versions of existing products. Lengthy sales cycles and rapid technological change subject the Company to a number of significant risks, including inventory obsolescence, significant after-sales support and fluctuations in operating results, which are difficult to estimate and over which the Company has little or no control. Sole-source and single-source suppliers provide critical components and services for the manufacture of the Company’s products. The reliance on sole or limited groups of suppliers may subject the Company from time to time to quality, allocation and pricing constraints.

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

A majority of the Company’s trade receivables are derived from sales in various geographic areas, principally the U.S., Europe, Japan and the rest of Asia, to large companies within the semiconductor, semiconductor packaging and nanotechnology industries. The Company performs ongoing credit evaluations of its customers’ financial condition and requires collateral, whenever deemed necessary. The Company maintains an allowance for uncollectible accounts receivable based upon expected collectibility and estimated returns and allowances. This reserve is established based upon historical trends, current economic conditions and an analysis of specific exposures. From time to time the Company may grant longer payment terms or may lease its systems to customers. Long-term receivables and the granting of longer customer payment terms expose the Company to additional risks, including potentially higher customer concentration and higher potential operating expenses relating to customer defaults.

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The accompanying consolidated financial statements include the accounts of the Company and its subsidiaries, all of which are wholly owned. Intercompany balances and transactions have been eliminated.

The U.S. dollar is the functional currency for all foreign operations. Foreign exchange gains and losses, which result from the process of remeasuring foreign currency financial statements into U.S. dollars or from foreign currency exchange transactions during the period, have been immaterial and are included in interest and other income, net.

Use of Estimates

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

Investments

Management determines the appropriate classification of its investments at the time of purchase and re-evaluates the classification at each balance sheet date. At December 31, 2003 and 2002, all investments in the Company’s portfolio were classified as “available for sale” and are stated at fair value, with the unrealized gains and losses, net of tax, reported in accumulated other comprehensive income (loss), as a separate component of stockholders’ equity.

The amortized cost of debt securities is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization, as well as interest, dividends, realized gains and losses and declines in value judged to be other than temporary are included in interest and other income, net. The cost of securities sold is based on the specific identification method.

Allowances for Bad Debts

The Company maintains an allowance for uncollectible accounts receivable based upon expected collectibility and a reserve for estimated returns and allowances. This reserve is established based upon historical trends, current economic conditions and an analysis of specific exposures.

Inventories

Inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out (FIFO) method. The semiconductor industry is characterized by rapid technological change, changes in customer requirements and evolving industry standards. The Company performs a detailed assessment of inventory at each balance sheet date, which includes a review of, among other factors, demand requirements and market conditions. Based on this analysis, it records adjustments, when appropriate, to reflect inventory at lower of cost or market.

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

Intangible assets are carried at cost less accumulated amortization, which is being provided on a straight-line basis over the economic lives of the respective assets, generally five to seven years. Intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the related asset may not be recoverable. Intangible assets are presented net of accumulated amortization of $1,524,000 and $1,144,000 as of December 31, 2003 and 2002, respectively. Amortization expense for intangible assets included in the Company’s Statement of Financial Position at December 31, 2003 for the years ending December 31, 2004 and 2005 will be $0.4 million and $0.1 million, respectively.

The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of these assets may not be recoverable. The Company assesses these assets for impairment based on estimated future cash flows from these assets.

Derivative instruments and hedging

The majority of the Company’s revenue, expense and capital purchasing activities are transacted in U.S. dollars. However, the Company does enter into these transactions in other currencies, primarily Japanese Yen. To protect against reductions in value and the volatility of future cash flows caused by changes in currency exchange rates over the ensuing twelve-month period, the Company has established transaction and balance sheet hedging programs. Currency forward contracts are utilized in these programs. These hedging programs reduce, but do not always entirely eliminate, the impact of currency movements.

Currency forward contracts that are used by the Company to hedge the risk that unremitted Japanese Yen denominated receipts from customers for forecasted sales of equipment after receipt of customer purchase orders may be adversely affected by changes in foreign currency exchange rates are designated as cash flow hedges. The maturity of these instruments is generally nine months or less. At December 31, 2003, the Company had taken action to hedge approximately 100%, or approximately $8.9 million , of these Japanese Yen denominated exposures. The Company often closes currency forward contracts by entering into an offsetting contract.

The Company records these currency forward contracts at fair value in its consolidated balance sheet and the related gains or losses on these contracts are recorded in stockholders’ equity (as a component of other comprehensive income). These deferred gains and losses are recognized in income, as a component of revenue, in the period in which the forecasted sales being hedged are recognized in income. However, to the extent that any of these contracts are not considered to be perfectly effective in offsetting the change in the value of the forecasted sales being hedged, any changes in fair value relating to the ineffective portion of these contracts are immediately recognized in income as a component of interest and other income, net. The effectiveness of the hedge is measured using the forward rates to value the forward contract and the underlying hedged transaction. The ineffective portions of the hedges were not material to the periods presented.

Currency forward contracts are also used to offset the currency risk of Japanese Yen denominated assets and liabilities. The Company records these currency forward contracts at fair value in its consolidated balance sheet and the related gains or losses on these contracts are recognized as a component of interest and other income, net.

At December 31, 2003, the Company had currency forward contracts for the sale and purchase of Japanese Yen at fixed rates of exchange of $11.8 and $0.8 million, respectively. The Company had recorded $0.3 million of accumulated losses as a component of other comprehensive income at December 31, 2003.

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

The Company has concluded that the adoption of EITF 00-21 has no effect on its current revenue recognition policy. Although application of EITF 00-21 results in the identification of separate accounting units, e.g. the system and its installation, the Company believes that all required elements of revenue recognition are not met at the time of shipment of its systems. Therefore, revenue recognition for systems must be delayed until all elements of revenue recognition are met, generally upon acceptance of the system.

Accordingly, the Company recognizes revenues on system sales when the contractual obligation for installation (if any) has been satisfied, or installation is substantially complete, and/or customer acceptance provisions have lapsed, provided collections of the related receivable are probable. In the event of a delay in the installation of its products caused by the customer, the Company may seek acceptance of the system and warranty commencement after shipment and transfer of title, but prior to completion of installation. Revenue recorded as a result of these customer acceptances is reduced by an amount representing the fair-value of installation services. In these instances, revenue is recorded only if the product has met product specifications prior to shipment and management deems that no significant uncertainties as to product performance exist.

The Company generally recognizes revenue from spare parts sales upon shipment. The Company sells time based service contracts for which revenue is deferred and recognized ratably over the contract period, and service contracts based on a purchased quantity of hours under which revenue is recognized as service hours are delivered. The Company recognizes revenue from licensing and technology support agreements ratably over the contract period, or the estimated useful life of the licensed technologies, whichever is shorter.

Warranty

The Company generally warrants its products for a period of 12 months for new products, or 3 months for refurbished products, from the date of customer acceptance for material and labor to repair the product; accordingly, a provision for the estimated cost of the warranty is recorded at the time revenue is recognized.

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

Impact of recently issued accounting standards

In January 2003, the FASB issued FASB Interpretation No. 46, Consolidation of Variable Interest Entities (“FIN 46”). FIN 46 requires that if an entity has a controlling financial interest in a variable interest entity, the assets, liabilities and results of activities of the variable interest entity (“VIE”) should be included in the consolidated financial statements of the entity. For arrangements entered into after January 31, 2003, FIN 46 is effective immediately. For arrangements entered into prior to February 1, 2003, FIN 46 was scheduled to be effective at the end of the period ending after December 15, 2003. In December 2003, FIN 46 was revised (“Interpretation 46R”) to require application in financial statements of public entities that have interests in special-purpose entities for periods ending after December 15, 2003. For all other types of variable interest entities, application is required for periods ending after March 15, 2004. The initial adoption of FIN 46 did not, nor does the Company believe the adoption of the remaining provisions of FIN 46 will have a material impact on its results of operations or financial condition.

Stock-based compensation

At December 31, 2003, the Company had several stock-based employee compensation plans, which are described more fully in Note 12. The Company accounts for these plans under the intrinsic value method. No stock-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition method.

	Years Ended December 31
In thousands, except per share amounts	2003	2002	2001
Net income (loss) as reported	$7,566	$(25,382)	$(17,844)
Total stock-based employee compensation expense, determined under fair value based method for all awards, net of related tax effects	$9,570	$10,210	$7,598
Pro forma net loss	$(2,004)	$(35,592)	$(25,442)
Net income (loss) per share—basic, as reported	$0.33	$(1.12)	$(0.81)
Pro forma net loss per share—basic	$(0.09)	$(1.62)	$(1.17)
Net income (loss) per share—diluted, as reported	$0.31	$(1.12)	$(0.81)
Pro forma net loss per share—diluted	$(0.08)	$(1.62)	$(1.17)

4. BASIC AND DILUTED NET INCOME (LOSS) PER SHARE

The following sets forth the computation of basic and diluted net income (loss) per share:

	Years Ended December 31,
In thousands, except per share amounts	2003	2002	2001
Numerator:
Net income (loss)	$7,566	$(25,382)	$(17,844)
Denominator:
Denominator for net income (loss) per share—basic	23,017	22,586	22,143
Effect of dilutive Employee Stock Options	1,459	—	—
Denominator for net income (loss) per share—diluted	24,476	22,586	22,143
Net income (loss) per share—basic	$0.33	$(1.12)	$(0.81)
Net income (loss) per share—diluted	$0.31	$(1.12)	$(0.81)

For the year ended December 31, 2003, options to purchase 1,127,000 shares of Common Stock at an average exercise price of $25.26 were excluded from the computation of diluted net loss per share as the effect would have been anti-dilutive. This compares to the exclusion of 4,505,000 options at an average exercise price of $16.40 for the year ended December 31, 2002 and 3,346,000 options at an average exercise price of $17.84 for the year ended December 31, 2001. Options are anti-dilutive when the Company has a net loss or when the exercise price of the stock option is greater than the average market price of the Company’s Common Stock.

5. COMPREHENSIVE INCOME (LOSS)

Comprehensive income (loss), as presented on the accompanying statement of stockholder’s equity, includes net income (loss) plus components of other comprehensive income (loss). Other comprehensive income (loss) for the Company is comprised primarily of changes in unrealized gains or losses on available-for-sale securities, net of tax. Accumulated other comprehensive income consists of:

	December 31,
In thousands:	2003	2002
Unrealized gains (losses) on:
Available-for-sale investments	$1,257	$1,903
Foreign exchange contracts	(320)	(19)
Accumulated other comprehensive income (loss) at end of year	$937	$1,884

6. INVESTMENTS

The Company classified all of its investments as “available for sale” as of December 31, 2003 and 2002. Accordingly, the Company states its investments at estimated fair value. Fair values are determined based on quoted market prices or pricing models using current market rates. The Company deems all investments to be available to meet current working capital requirements.

The following is a summary of the Company’s investments:

	December 31, 2003				December 31, 2002
		Accumulated Other				Accumulated Other
Available-for-sale	Amortized	Comprehensive		Estimated	Amortized	Comprehensive		Estimated
Short-term investments, in thousands	Cost	Gains	Losses	Fair Value	Cost	Gains	Losses	Fair Value
U.S. Treasury securities and obligations of U.S. government agencies	$27,156	$109	$14	$27,251	$25,405	$225	$—	$25,630
Obligations of states and political subdivisions	11,954	—	—	11,954	16,170	3	—	16,173
U.S. corporate debt securities	118,395	1,177	15	119,557	110,942	1,675	—	112,617
Corporate equity securities	—	—	—	—	35	—	—	35
	$157,505	$1,286	$29	$158,762	$152,552	$1,903	$—	$154,455

The following is a reconciliation of the Company’s investments to the balance sheet classifications at December 31:

In thousands	2003	2002
Cash equivalents	$18,009	$15,104
Short-term investments	140,753	139,351
Investments, at estimated fair value	$158,762	$154,455

Gross realized gains and losses were not material for the years ended December 31, 2003, 2002 and 2001.

The gross amortized cost and estimated fair value of the Company’s investments at December 31, 2003, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because the issuers of the securities may have the right to prepay obligations without prepayment penalties.

In thousands	Gross Amortized Cost	Fair Value
Due in one year or less	$89,586	$89,763
Due after one year through five years	67,919	68,999
	$157,505	$158,762

7. BALANCE SHEET DETAILS

	December 31,
In thousands	2003	2002
Inventories:
Raw materials	$8,647	$12,094
Work-in-process	9,286	10,289
Finished products	1,104	2,799
Total	$19,037	$25,182
Equipment and leasehold improvements, net:
Machinery and equipment	$35,458	$32,772
Leasehold Improvements	5,022	5,287
Office equipment and furniture	17,103	19,045
	$57,583	$57,104
Accumulated depreciation and amortization	(39,102)	(38,014)
Total	$18,481	$19,090
Accrued expenses:
Salaries and benefits	$2,854	$3,247
Warranty reserves	1,257	1,462
Reserve for losses on purchase order commitments	841	2,120
Other	2,931	4,132
Total	$7,883	$10,961

Warranty reserves

The Company generally warrants its products for a period of 12 months for new products, or 3 months for refurbished products, from the date of customer acceptance for material and labor to repair the product; accordingly, a provision for the estimated cost of the warranty is recorded at the time revenue is recognized. Extended warranty terms, if granted, result in deferral of revenue equating to the Company’s standard pricing for similar service contracts. Recognition of the related warranty cost is deferred until product revenue is recognized. Factors that affect the Company’s warranty liability include the number of installed units, historical and anticipated rates of warranty claims, and cost per claim. The Company periodically assesses the adequacy of its recorded warranty liabilities and adjusts the amounts as necessary.

Changes in the Company’s product liability are as follows:

	December 31,
In thousands	2003	2002
Balance, beginning of the period	$1,462	$1,895
Warranties issued during the period	3,323	2,268
Settlements made during the period	(3,555)	(2,931)
Changes in liability for pre-existing warranties during the period, including expirations	27	230
Balance, end of the period	$1,257	$1,462

Deferred Service Income

The Company sells service contracts for which revenue is deferred and recognized ratably over the contract period, for time based service contracts, or as service hours are delivered, for contracts based on a purchased quantity of hours. Changes in the Company’s deferred service contract revenue are as follows:

	December 31,
In thousands	2003	2002
Balance, beginning of the period	$715	$756
Service contracts sold during the period	6,846	7,466
Service contract revenue recognized during the period	(6,864)	(7,507)
Balance, end of the period	$697	$715

8. NOTES PAYABLE

In September 2002, the Company entered into a line of credit agreement with a brokerage firm. Under the terms of this agreement, the Company may borrow funds at a cost equal to the current Federal funds rate plus 100 basis points (2.0% as of December 31, 2003). Certain of the Company’s cash, cash equivalents and short-term investments secure borrowings outstanding under this facility. Funds are advanced to the Company under this facility based on pre-determined advance rates on the cash and securities held by the Company in this brokerage account. This agreement has no set expiration date and there are no loan covenants, other than the aforementioned collateral requirement. As of December 31, 2003, $2.5 million was outstanding under this facility, with a related collateral requirement of approximately $3.6 million of the Company’s cash, cash equivalents and short-term investments. As of December 31, 2002, $9.0 million was outstanding under this facility, with a related collateral requirement of approximately $12.9 million of the Company’s cash, cash equivalents and short-term investments. Additionally, the Company had a capitalized lease obligation of $0.1 million and $0.2 million outstanding as of December 31, 2003 and 2002, respectively. This lease has monthly payments through May 2003 and an annual interest rate of 7.5%.

9. DEFERRED RENT

In 2002, in conjunction with a $3.2 million sale/leaseback transaction, the Company recorded a deferred rent credit equal to the excess of the sale proceeds over the adjusted basis in the equipment sold. The deferred rent credit was to be amortized as an offset to rental expense during the three year term of the agreement. At December 31, 2002, credits of $0.7 million and $1.1 million representing the short-term and long-term portions of deferred rent, respectively, were carried as liabilities on the Company’s consolidated balance sheet. As part of this transaction, the Company granted a security interest in certain of its other equipment having a net book value of approximately $1.2 million at December 31, 2002. In September 2003, the Company determined that it was in its best economic interest to reacquire the equipment and terminate the lease. Accordingly, the Company paid $1.8 million to close this transaction and to purchase the related capital asset and terminate the security interest. The impact from this transaction on the Company’s results of operations for the year ended December 31, 2003 was immaterial.

As part of the Company’s review of its lease commitments for the year ended December 31, 2002, certain matters were identified related to prior financial reporting periods that necessitated the recording of additional expenses. Such matters were related to (i) the extension of the Company’s lease of its headquarters building in November 1999 and (ii) the lease of an additional building in March 2000. Accordingly, for the three months ended December 31, 2002, the Company recorded additional rent expense, net of related depreciation of (i) $1.2 million and (ii) $0.5 million. The Company does not believe these amounts are material to the periods in which they should have been recorded, nor does it believe the prospective correction of such amounts during the year ended December 31, 2002 is material to its consolidated operating results for such year. The impact on prior financial reporting periods would be as follows: net loss for the three month periods ended September 30, 2002, June 30, 2002 and March 31, 2002 would be increased by $0.1 million ($0.01 per share); net loss for the year ended December 31, 2001 would be increased by $0.6 million ($0.03 per share); net loss for the year ended December 31, 2000 would be increased by $0.6 million ($0.03 per share): and net loss for the year ended December 31, 1999 would be increased by $0.1 million ($0.00 per share).

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

In 2002, as a direct result of worsening conditions in the semiconductor industry in particular, and the general economy as a whole, the Company discontinued or suspended development of certain advanced reduction lithography programs, including 157nm, and discontinued certain 1X products and platforms. Additionally, the Company significantly reduced its revenue outlook for 2003. As a result, the Company recognized inventory write-downs of $5.6 million and additional purchase order commitment reserves of $1.1 million for the year ended December 31, 2002.

In 2003, the Company sold inventory and discontinued products previously written down and reported a recovery of previously reported special charges of $1.6 million and $0.1 million, respectively.

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

The Company further reduced this charge by $0.1 million during the three-month period ended June 28, 2003, as a result of the excess of proceeds received from the sale of certain fixed assets over the adjusted net book value of those assets.

As of December 31, 2003, all amounts of these restructuring costs had been paid. Cash components of accrued restructuring costs, and amounts charged against the plan, relative to the September 2002 restructure of operations, were as follows:

(in millions)	Beginning Accrual Balance	Expenditures	Adjustments	December 31, 2002	Expenditures	December 31, 2003
Employee severance costs	$1.0	$(0.8)	$(0.1)	$0.1	$(0.1)	$—
Facility closure costs	0.2	—	(0.1)	0.1	(0.1)	—
Other costs	0.2	—	—	0.2	(0.2)	—
Total	$1.4	$(0.8)	$(0.2)	$0.4	$(0.4)	$—

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

In October 2003, the Company reached a settlement with the landlord of its Wilmington, Massachusetts facility. As a result of this settlement, the Company recognized a credit to operations of $0.6 million.

As of December 31, 2003, all amounts of these restructuring costs had been paid. Cash components of accrued restructuring costs, and amounts charged against the plan for the twelve-month period then ended, relative to the

September 2001 restructure of operations, were as follows:

(in millions)	Beginning Accrual Balance	Expend- itures	Adjust- ments	Dec. 31, 2001	Expend- itures	Dec. 31, 2002	Expend- itures	Adjust- ments	Dec. 31, 2003
Facility closure costs	$4.3	$(0.8)	$(0.3)	$3.2	$(1.0)	$2.2	$(1.6)	$(0.6)	$—
Employee severance costs	1.9	(1.4)	0.6	1.1	(1.1)	—	—	—	—
Other costs	0.5	(0.1)	(0.4)	—	—	—	—	—	—
Total	$6.7	$(2.3)	$(0.1)	$4.3	$(2.1)	$2.2	$(1.6)	$(0.6)	$—

12. STOCK BASED COMPENSATION

1993 Stock Option Plan

Under the Company’s 1993 Stock Option Plan, as amended, qualified employees, non-employee Board members and consultants may receive options to purchase shares of Common Stock at 85% to

100% of fair value at certain specified dates. These options generally vest in equal monthly installments over a period of approximately four years, with a minimum vesting period of twelve months from grant date, and generally expire ten years from date of grant. In 2002 and 2003, the Company granted options with non-standard vesting periods that allow vesting as early as twelve months from date of grant if certain performance targets are met, and defer any vesting until fifty months from date of grant if performance targets are not met. In addition, in 2003 the Company granted options to certain executives that call for acceleration of vesting and extension of the early termination provisions should certain events occur. The plan terminates on the earlier of February 28, 2011 or the date on which all shares available for issuance under the plan have been issued. The plan contains an automatic share increase feature pursuant to which the share reserve will automatically increase on the first trading day in January of each calendar year, beginning with the 2002 calendar year and continuing through and including calendar year 2006, by an amount equal to four percent (4%) of the total number of shares of Common Stock outstanding on the last trading day in December of the immediately preceding calendar year, but in no event would such annual increase exceed 1.7 million shares, subject to adjustment in the event of certain changes to the Company’s capital structure. Under the plan, approximately 171,000 options, 676,000 options, and 184,000 options were available for issuance at December 31, 2003, 2002 and 2001, respectively.

1998 Supplemental Stock Option/Stock Issuance Plan

Under the Company’s 1998 Supplemental Stock Option/Stock Issuance Plan, as amended, qualified employees may receive options to purchase shares of Common Stock at 100% or above of fair value at certain specified dates. These options generally vest in equal monthly installments over a period of approximately four years, with a minimum vesting period of twelve months from grant date, and generally expire ten years from date of grant. In 2002, the Company granted options with non-standard vesting periods that allow vesting as early as twelve months from date of grant if certain performance targets are met, and defer any vesting until fifty months from date of grant if performance targets are not met. The plan will terminate on the earlier of October 19, 2008, or the date on which all shares available for issuance under the plan have been issued. Under the plan, approximately 18,000 options, 130,000 options, and 218,000 options were available for issuance at December 31, 2003, 2002 and 2001, respectively.

A summary of the Company’s stock option activity, and related information follows:

	2003		2002		2001
	Options	Weighted-Average Exercise Price	Options	Weighted-Average Exercise Price	Options	Weighted-Average Exercise Price
Outstanding at January 1	4,505,397	$16.40	3,346,280	$17.84	3,863,819	$15.23
Granted	1,656,500	$17.19	1,850,050	$14.00	835,819	$25.70
Exercised	(827,026)	$13.08	(84,495)	$14.26	(1,073,116)	$13.67
Forfeited	(134,047)	$18.94	(606,438)	$17.33	(280,242)	$21.24
Outstanding at December 31	5,200,824	$17.11	4,505,397	$16.40	3,346,280	$17.84

At December 31, 2003, options outstanding were as follows:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Options	Weighted-Average Remaining Contractual Life (Years)	Weighted-Average Exercise Price	Options	Weighted-Average Exercise Price
$ 8.4100 - $11.8750	1,034,090	8.41	$11.40	215,190	$11.60
$12.0000 - $13.6700	437,111	7.25	$13.50	272,194	$13.40
$13.7500 - $13.9600	1,176,292	8.07	$13.96	465,423	$13.96
$14.2500 - $18.8900	866,937	5.66	$16.32	716,894	$16.33
$19.0000 - $22.3750	869,040	8.96	$21.53	119,992	$20.16
$23.0625 - $33.6250	817,354	6.76	$26.95	579,079	$27.63
$ 8.4100 - $33.6250	5,200,824	7.61	$17.11	2,368,772	$18.05

Employee Stock Purchase Plan

Under the provisions of the Company’s Employee Stock Purchase Plan, virtually all employees may purchase Common Stock through payroll deductions at 85% of the lower of the fair market value of the Common Stock on the first or last day of the offering period. Prior to February 2001, the offering period was twelve months, with one annual purchase date. In February 2001, the Company commenced a plan that allows twenty-four month offering periods with semi-annual purchase dates. Under the Plan, approximately 198,000 shares and 317,000 shares of Common Stock were reserved and available for issuance at December 31, 2003 and 2002, respectively.

Accounting for stock-based compensation

The Company uses the intrinsic value method in accounting for employee stock-based compensation because, as discussed below, the fair value accounting method requires use of option valuation models that were not developed for use in valuing employee stock options. Under the intrinsic value method no compensation expense is recognized because the exercise price of the Company’s employee stock options equals the market price of the underlying stock on the date of grant.

Pro forma information regarding net income (loss) and net income (loss) per share is required as if the Company had accounted for its employee stock options (including purchase rights issued under the Employee Stock Purchase Plan) under the fair value method. The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company’s employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options. The fair value for these options was estimated at the date of grant using a Black-Scholes option-pricing model with the following weighted-average assumptions:

	2003	2002	2001
Expected life (in years): stock options	3.5	3.5	3.5
Expected life (in years): Employee Stock Purchase Plan	1.25	1.0	1.0
Risk-free interest rate	2.48%	2.22%	3.5%
Volatility factor	0.71	0.73	0.61
Dividend yield	0%	0%	0%

The weighted-average expected life of stock options is computed assuming a multiple-point approach with annual vesting periods. The weighted-average fair value per share of stock options granted during 2003, 2002 and 2001 were $8.82, $6.98 and $12.09, respectively.

The weighted average fair value of purchase rights granted under the Company’s Employee Stock Purchase Plan during 2003, 2002 and 2001 were $5.00, $5.24 and $6.43, respectively.

For purposes of pro forma disclosures, the estimated fair value of options granted is amortized to expense over the stock options’ vesting period and the Employee Stock Purchase Plan’s six month purchase period. Stock option grants are divided into annual vesting periods, resulting in the recognition of approximately 50% of the total compensation expense of the grant in the first year. Additionally, the potential tax benefit associated with the issuance of incentive stock options is not reflected until realized upon the disqualifying disposition of the shares. The Company’s pro forma information is disclosed in Note 3 to the consolidated financial statements.

13. STOCKHOLDERS’ EQUITY

Treasury Stock

In April 2000, the Company initiated a program to re-purchase up to 2.0 million shares of the Company’s Common Stock at prevailing market prices. This program was terminated in January 2003. In conjunction with this initiative, the Company re-purchased 475,000 shares of Common Stock at a cost of $6.9 million.

In January 2003, the Company initiated a new program to re-purchase up to 5 million shares of the Company’s Common Stock at prevailing market prices. This program expired at December 31, 2003 with the Company electing not to re-purchase any shares of its Common Stock.

Shareholder Rights Plan

The Company’s Shareholder Rights Plan provides that Preferred Share Purchase Rights (“Rights”) are attached at the rate of one Right on each outstanding share of the Company’s Common Stock held by stockholders. These rights expire on February 9, 2007.

The Rights will be exercisable only if a person or group acquires 15% or more of the Company’s Common Stock or announces a tender offer the consummation of which would result in ownership by a person or group of 15% or more of the Company’s Common Stock. Each Right will entitle stockholders to buy one one-hundredth of a share of a new series of Junior Participating Preferred Stock at an exercise price of $145.00 upon certain events.

The Rights are redeemable, in whole but not in part, at the option of the Board of Directors at $.01 per Right, at any time within 10 days of the date they become exercisable and in certain other circumstances and will not become exercisable in certain instances where the Company’s Board of Directors approves a transaction. The Rights will not prevent a takeover of the Company, but are designed to encourage anyone seeking to acquire the Company to negotiate with the Company’s Board of Directors.

Shares reserved for issuance under the plan were 350,000 at December 31, 2003.

14. EMPLOYEE BENEFIT PLANS

Employee bonus plans

The Company currently sponsors a profit sharing plan and an executive incentive bonus plan that distribute employee awards based on the achievement of predetermined targets. The Company has not recognized expense under these various employee bonus plans for 2003, 2002 and 2001.

Employee savings and retirement plans

The Company sponsors a 401(k) employee salary deferral plan that allows voluntary contributions by all full-time employees of from 1% to 20% of their pretax earnings. In 2001, the Company’s Board of Directors elected to provide Company matching of employee contributions up to a maximum of $2,000 per employee. In conjunction with this benefit plan, the Company recognized $0.7 million of expense for the year ended December 31, 2001. No contributions were made in fiscal years 2003 and 2002.

The Company sponsors an executive non-qualified deferred compensation plan (the “Plan”) that allows qualifying executives to defer current cash compensation. At December 31, 2003, Plan assets, representing the cash surrender value of life insurance policies held by the Company, and liabilities were approximately $0.6 million and $0.8 million, respectively, and are included in the Company’s consolidated balance sheets under the captions “other assets” and “other liabilities.” In conjunction with this plan, the Company recognized $0.0 million, $0.1 million and $0.0 million of expense for the years ended December 31, 2003, 2002 and 2001, respectively.

15. INCOME TAXES

The domestic and foreign components of income (loss) before income taxes and cumulative adjustments are as follows:

	Years Ended December 31,
In thousands	2003	2002	2001
Domestic	$4,506	$(30,950)	$(18,074)
Foreign	2,490	702	1,268
Income (loss) before income taxes	$6,996	$(30,248)	$(16,806)

Income tax provision (benefit) included the following:

	Years Ended December 31,
In thousands	2003	2002	2001
Federal:
Current	$—	$(4,985)	$(644)
Deferred	—	—	859
	—	(4,985)	215
State:
Current	(300)	(45)	187
Deferred	—	—	—
	(300)	(45)	187
Foreign:
Current	289	164	636
Deferred	(559)	—	—
	(270)	164	636
Total income tax provision	$(570)	$(4,866)	$1,038

The difference between the provision (benefit) for income taxes and the amount computed by applying the U.S. federal statutory rate (35 percent) to income (loss) before income taxes is explained below:

	Years Ended December 31,
In thousands	2003	2002	2001
Tax computed at statutory rate	$2,449	$(10,587)	$(5,882)
State income taxes, net of federal benefit	(300)	(29)	122
Foreign taxes	(1,142)	(82)	192
Tax settlements	—	(3,811)	—
U.S. losses not benefited	(1,577)	9,659	6,325
Other, net	—	(16)	281
Income tax provision	$(570)	$(4,866)	$1,038

Significant components of deferred income tax assets and liabilities are as follows:

In thousands	2003	2002
Deferred tax assets:
Net operating loss carryforwards	$36,278	$25,266
Inventory valuation	3,796	6,073
Bad debt reserve	56	123
Basis difference in assets	5,662	8,839
Tax credit carryforwards	15,161	12,334
Warranty reserves	484	539
Deferred license income	1,837	3,305
Deferred product and services income	390	2,223
Other non-deductible accruals and reserves	4,377	5,311
Total deferred tax assets	68,041	64,013
Valuation allowance	(67,482)	(64,013)
Net deferred tax assets	$559	$—
Total deferred tax liabilities	$—	$—
Net deferred tax assets	$559	$—

Based upon the weight of available evidence, which includes the Company’s historical operating performance and carry back potential, the Company has determined that a valuation allowance continues to be necessary for all tax jurisdictions, except Japan.

The net valuation allowance increased by $3.5 million, $20.6 million and $17.6 million during the years ended December 31, 2003, 2002 and 2001, respectively. Approximately $12.1 million of the valuation allowance as of December 31, 2003 is attributable to stock options, the benefit of which will be credited to paid-in capital when realized.

As of December 31, 2003, the Company had net operating loss carryforwards for federal and state tax purposes of $98.2 million and $37.6 million, respectively. The Company also had federal research and development tax credit carryforwards of approximately $5.7 million. The federal and state net operating loss carryforwards will expire at various dates beginning in year 2004 through 2023, if not utilized. The tax credit carryforwards will expire at various dates beginning in 2011 through 2023, if not utilized.

Utilization of the Company’s net operating loss and tax credits carryforwards may be subject to substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code and similar state provisions. Such an annual limitation could result in the expiration of the net operating losses and credits before utilization.

16. COMMITMENTS AND CONTINGENCIES

The Company leases its facilities, and certain equipment under operating leases expiring through December 2015. Under certain of its leasing arrangements, the Company is subject to letter of credit requirements, escalation charges and also retains certain renewal options. As of December 31, 2003, the minimum annual rental commitments are as follows:

(in thousands)
2004	$3,685
2005	4,254
2006	4,202
2007	4,325
2008	4,451
Thereafter	7,852
$28,769

Rent expense was approximately $4.8 million, $7.0 million and $5.4 million for the years ended December 31, 2003, 2002 and 2001, respectively.

Under terms of certain of the Company’s leases, the Company is obligated to provide a $2.0 million bank letter of credit as security to the landlord. In June 2003, the Company replaced a credit facility requiring $2.0 million of restricted cash with a credit facility requiring $4.0 million in compensating balances, consisting of the company’s cash, cash equivalents and short-term investments.

On February 29, 2000, the Company filed lawsuits asserting patent infringement and related claims against Nikon, Canon, and ASML in the U.S. District Court for the Eastern District of Virginia. In April 2000, the Company reached a settlement with Nikon, and in September 2001, the Company reached a settlement with Canon. The patent litigation against ASML is ongoing after having been transferred to the Northern District of California. After the District Court made a preliminary determination that ASML did not infringe the patent, the Company appealed the decision to the Court of Appeal for the Federal Circuit in Washington, D.C., and oral arguments were heard in February 2004. On October 12, 2001, the Company was sued in the District Court of Massachusetts by SVG Lithography Systems (“SVGL”), alleging infringement of several patents. SVGL is a division of Silicon Valley Group, Inc., which is a wholly owned subsidiary of ASML. The claims for all but one of the patents have since been dismissed, and the Company is currently defending against the remaining claim, which it believes to be wholly without merit.

17. FINANCIAL GUARANTEES

The Company’s off-balance sheet transactions consist of certain financial guarantees, both express and implied, related to product liability, patent infringement and latent product defects. Other than liabilities recorded pursuant to known product defects, at December 31, 2003, the Company did not record a liability associated with these guarantees, as the Company has little or no history of costs associated with such indemnification requirements. Contingent liabilities associated with product liability may be mitigated by insurance coverage the Company maintains.

REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

To The Board Of Directors and Stockholders Of Ultratech, Inc.

We have audited the accompanying consolidated balance sheets of Ultratech, Inc. as of December 31, 2003 and 2002, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2003. Our audits also included the financial statement schedule listed in the index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Ultratech, Inc. at December 31, 2003 and 2002, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ Ernst & Young LLP

San Jose, California
January 16, 2004

ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A.   CONTROLS AND PROCEDURES

Based on their evaluation, as of December 31, 2003, the Company’s Chief Executive Officer and Chief Financial Officer have concluded the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) under the Securities Exchange Act of 1934) are effective. There have been no significant changes in internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in the Company’s reports filed or submitted under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the Company’s reports filed or submitted under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to management to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, its management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. Management is further required to apply judgment in evaluating the cost-benefit relationship of possible controls and procedures.

PART III

Certain information required by Part III is omitted from this Report in that the Registrant will file a definitive proxy statement within 120 days after the end of its fiscal year pursuant to Regulation 14A for its 2004 Annual Meeting of Stockholders to be held June 4, 2004 and the information included therein is incorporated herein by reference as set forth below.

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information concerning the Company’s directors required by this Item is incorporated by reference from the Item captioned “Election of Directors” in the Company’s Proxy Statement for the 2004 Annual Meeting of Stockholders (the “Proxy Statement”). The information required by this Item relating to the Company’s executive officers is included under the caption “Executive Officers of the Registrant” in Part I of this Annual Report on Form 10-K.

ITEM 11.   EXECUTIVE COMPENSATION

The information required by this Item is incorporated by reference from the Item captioned “Executive Compensation” in the Proxy Statement.

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by this Item is incorporated by reference from the Items captioned “Election of Directors,” “Ownership of Securities” and “Equity Compensation Information for Plans or Individual Arrangements with Employees and Non-Employees” in the Proxy Statement.

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this Item is incorporated by reference from the item captioned “Certain Relationships and Related Transactions” in the Proxy Statement.

ITEM 14.   PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item is incorporated by reference from the item captioned “Fees billed to the Company by Ernst & Young LLP during fiscal year 2003” in the Proxy Statement.

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

(3)         Exhibits

The following exhibits are referenced or included in this report:

Exhibit	Description
3.1(10)	Amended and Restated Certificate of Incorporation of the Registrant, filed October 6, 1993.
3.1.1(10)	Certificate of Amendment of the Amended and Restated Certificate of Incorporation of the Company, dated May 17, 1995.
3.1.2(10)	Certificate of Amendment of the Amended and Restated Certificate of Incorporation of the Registrant, filed June 17, 1998.
3.1.3(10)	Certificate of Amendment of the Amended and Restated Certificate of Incorporation of the Registrant, filed June 20, 2003.
3.2(10)	Bylaws of Registrant, as amended.
4.5(1)	Specimen Common Stock Certificate of Registrant.
4.6(3)	Shareholder Rights Agreement between Registrant and the First National Bank of Boston, filed on February 11, 1997, as amended on March 18, 1998.
4.6.1(4)

Second Amendment to Shareholder Rights Agreement dated February 11, 1997 between Registrant and BankBoston, N.A. (formerly known as the First National Bank of Boston) as of October 12, 1998, and Certification of Compliance with Section 27 thereof.

10.1(9)	1993 Stock Option/Stock Issuance Plan (Amended and Restated as of January 2, 2003).
10.2(1)	Form of Indemnification Agreement entered into between the Registrant and each of its officers and directors.
10.3(8)	Form of Indemnification Agreement entered into between the Registrant and certain officers.
10.4(1)	Standard Industrial Lease—Single Tenant, Full Net between The Equitable Life Assurance Society of the United States, as Landlord, and Registrant, as Tenant, dated August 27, 1993.

10.4.1(8)	First Amendment to Lease between The Equitable Life Assurance Society of the United States, as Landlord, and Registrant, as Tenant, dated November 1999.
10.5(2)	Profit Sharing Plan.
10.6(5)	1995 Employee Stock Purchase Plan (Amended and Restated as of October 17, 2000).
10.7(6)	1998 Supplemental Stock Option/ Stock Issuance Plan (Amended and Restated effective January 29, 2002).
10.8(7)	Brokerage Line of Credit Agreement with Donaldson, Lufkin & Jenrette, dated September 20, 2002.
10.9(5)	Lease Agreement between Montague LLC, As Landlord, and Registrant, As Tenant dated November 22, 1999.
10.10(5)	Lease Agreement between Judith Ann Spinelli, as lessor, and Registrant, as lessee dated December 28th, 1999, regarding the leased building premises known as 16 Jonspin Road, Wilmington, Massachusetts.
10.11	Employment agreement between Registrant and Mr. Arthur Zafiropoulo, chief Executive Officer.
10.12	Employment agreement between Registrant and Mr. John Denzel, President and Chief Operating Officer
10.13	Employment agreement between Registrant and Mr. Bruce Wright, Senior Vice President and Chief Financial Officer.
10.14(11)	Termination Agreement and General Release of All Claims, dated as of September 30, 2002, by and between Ellery Buchanan and the Registrant.
10.15(11)	Consulting Agreement, dated as of October 1, 2002, by and between Ellery Buchanan and the Registrant.
10.16(11)	Non-disclosure Agreement, dated October 1, 2002, by and between Ellery Buchanan and the Registrant.
21	Subsidiaries of Registrant.
23	Consent of Ernst & Young LLP, Independent Auditors.
24	Power of Attorney (contained in Signature page hereto).
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)          Previously filed with the Company’s Registration Statement on Form S-1 declared effective with the Securities and Exchange Commission on September 28, 1993. File No. 33-66522.

(2)          Previously filed with the Company’s 1993 Annual Report on Form 10-K (Commission File No. 0-22248).

(3)          Previously filed with the Company’s 1997 Annual Report on Form 10-K (Commission File No. 0-22248).

(4)          Previously filed with the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1998 (Commission File No. 0-22248).

(5)          Previously filed with the Company’s 2000 Annual Report on Form 10-K (Commission File No. 0-22248).

(6)          Previously filed with the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002 (Commission File No. 0-22248).

(7)          Previously filed with the Company’s Quarterly Report on Form 10-Q for the quarter ended September 28, 2002 (Commission File No. 0-22248).

(8)          Previously filed with the Company’s Annual Report of Form 10-K for the year ended December 31, 2002.

(9)          Previously filed with the Company’s Registration Statement on Form S-8, dated February 14, 2003.

(10)   Previously filed with the Company’s Quarterly Report on Form 10-Q for the quarter ended June 28, 2003 (Commission File No. 0-22248).

(11)   Previously filed with the Company’s Quarterly Report on Form 10-Q for the quarter ended March 29, 2003 (Commission File No. 0-22248).

(b)          Reports on Form 8-K.

A Current Report on Form 8-K, dated October 16, 2003, was filed during the quarter ended December 31, 2003, reporting the Company’s results for the quarter ended September 27, 2003. Current Reports on Form 8-K, dated November 20, 2003 and December 18, 2003, were filed during the quarter ended December 31, 2003, reporting updates to the Company’s quarterly teleconference guidance.

(c)           Exhibits. See list of exhibits under (a)(3) above.

(d)          Financial Statement Schedules. See list of schedules under (a)(2) above.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunder duly authorized.

Ultratech, Inc.
By:	/s/ Arthur Zafiropoulo	Date:	March 11, 2004
Arthur Zafiropoulo
Chairman of the Board of Directors and Chief Executive Officer

The undersigned directors and officers of Ultratech, Inc. (the “Company”), a Delaware corporation, hereby constitute and appoint Arthur W. Zafiropoulo and Bruce R. Wright, and each of them with full power to act without the other, the undersigned’s true and lawful attorney-in-fact, with full power of substitution and resubstitution, for the undersigned and in the undersigned’s name, place and stead in the undersigned’s capacity as an officer and/or director of the Company, to execute in the name and on behalf of the undersigned this Report and to file such Report, with exhibits thereto and other documents in connection therewith and any and all amendments thereto, with the Securities and Exchange Commission, granting unto said attorneys-in-fact, and each of them, full power and authority to do and perform each and every act and thing necessary or desirable to be done and to take any other action of any type whatsoever in connection with the foregoing which, in the opinion of such attorney-in-fact, may be of benefit to, in the best interest of, or legally required of, the undersigned, it being understood that the documents executed by such attorney-in-fact on behalf of the undersigned pursuant to this Power of Attorney shall be in such form and shall contain such terms and conditions as such attorney-in-fact may approve in such attorney-in-fact’s discretion.

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below (and the above Powers of Attorney granted) by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Arthur Zafiropoulo	Chairman of the Board of Directors and Chief	March 11, 2004
Arthur Zafiropoulo	Executive Officer (Principal Executive Officer)
/s/ Bruce Wright	Senior Vice President, Finance, Chief Financial	March 11, 2004
Bruce Wright	Officer and Secretary (Principal Financial and Accounting Officer)
/s/ Kenneth Levy	Director	March 11, 2004
Kenneth Levy
/s/ Dennis Raney	Director	March 11, 2004
Dennis Raney
/s/ Rick Timmins	Director	March 11, 2004
Rick Timmins

/s/ Thomas D. George	Director	March 11, 2004
Thomas D. George
/s/ Joel Gemunder	Director	March 11, 2004
Joel Gemunder
/s/ Nicholas Konidaris	Director	March 11, 2004
Nicholas Konidaris
/s/ Vincent F. Sollitto	Director	March 11, 2004
Vincent F. Sollitto

EXHIBIT INDEX

Exhibit	Description
3.1(10)	Amended and Restated Certificate of Incorporation of the Registrant, filed October 6, 1993.
3.1.1(10)	Certificate of Amendment of the Amended and Restated Certificate of Incorporation of the Company, dated May 17, 1995.
3.1.2(10)	Certificate of Amendment of the Amended and Restated Certificate of Incorporation of the Registrant, filed June 17, 1998.
3.1.3(10)	Certificate of Amendment of the Amended and Restated Certificate of Incorporation of the Registrant, filed June 20, 2003.
3.2(10)	Bylaws of Registrant, as amended.
4.5(1)	Specimen Common Stock Certificate of Registrant.
4.6(3)	Shareholder Rights Agreement between Registrant and the First National Bank of Boston, filed on February 11, 1997, as amended on March 18, 1998.
4.6.1(4)

Second Amendment to Shareholder Rights Agreement dated February 11, 1997 between Registrant and BankBoston, N.A. (formerly known as the First National Bank of Boston) as of October 12, 1998, and Certification of Compliance with Section 27 thereof.

10.1(9)	1993 Stock Option/Stock Issuance Plan (Amended and Restated as of January 2, 2003).
10.2(1)	Form of Indemnification Agreement entered into between the Registrant and each of its officers and directors.
10.3(8)	Form of Indemnification Agreement entered into between the Registrant and certain officers.
10.4(1)	Standard Industrial Lease—Single Tenant, Full Net between The Equitable Life Assurance Society of the United States, as Landlord, and Registrant, as Tenant, dated August 27, 1993.
10.4.1(8)	First Amendment to Lease between The Equitable Life Assurance Society of the United States, as Landlord, and Registrant, as Tenant, dated November 1999.
10.5(2)	Profit Sharing Plan.
10.6(5)	1995 Employee Stock Purchase Plan (Amended and Restated as of October 17, 2000).
10.7(6)	1998 Supplemental Stock Option/ Stock Issuance Plan (Amended and Restated effective January 29, 2002).
10.8(7)	Brokerage Line of Credit Agreement with Donaldson, Lufkin & Jenrette, dated September 20, 2002.
10.9(5)	Lease Agreement between Montague LLC, As Landlord, and Registrant, As Tenant dated November 22, 1999.
10.10(5)	Lease Agreement between Judith Ann Spinelli, as lessor, and Registrant, as lessee dated December 28th, 1999, regarding the leased building premises known as 16 Jonspin Road, Wilmington, Massachusetts.
10.11	Employment agreement between Registrant and Mr. Arthur Zafiropoulo, chief Executive Officer.

10.12	Employment agreement between Registrant and Mr. John Denzel, President and Chief Operating Officer
10.13	Employment agreement between Registrant and Mr. Bruce Wright, Senior Vice President and Chief Financial Officer.
10.14(11)	Termination Agreement and General Release of All Claims, dated as of September 30, 2002, by and between Ellery Buchanan and the Registrant.
10.15(11)	Consulting Agreement, dated as of October 1, 2002, by and between Ellery Buchanan and the Registrant.
10.16(11)	Non-disclosure Agreement, dated October 1, 2002, by and between Ellery Buchanan and the Registrant.
21	Subsidiaries of Registrant.
23	Consent of Ernst & Young LLP, Independent Auditors.
24	Power of Attorney (contained in Signature page hereto).
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)          Previously filed with the Company’s Registration Statement on Form S-1 declared effective with the Securities and Exchange Commission on September 28, 1993. File No. 33-66522.

(2)          Previously filed with the Company’s 1993 Annual Report on Form 10-K (Commission File No. 0-22248).

(3)          Previously filed with the Company’s 1997 Annual Report on Form 10-K (Commission File No. 0-22248).

(4)          Previously filed with the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1998 (Commission File No. 0-22248).

(5)          Previously filed with the Company’s 2000 Annual Report on Form 10-K (Commission File No. 0-22248).

(6)          Previously filed with the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002 (Commission File No. 0-22248).

(7)          Previously filed with the Company’s Quarterly Report on Form 10-Q for the quarter ended September 28, 2002 (Commission File No. 0-22248).

(8)          Previously filed with the Company’s Annual Report of Form 10-K for the year ended December 31, 2002.

(9)          Previously filed with the Company’s Registration Statement on Form S-8, dated February 14, 2003.

(10)   Previously filed with the Company’s Quarterly Report on Form 10-Q for the quarter ended June 28, 2003 (Commission File No. 0-22248).

(11)   Previously filed with the Company’s Quarterly Report on Form 10-Q for the quarter ended March 29, 2003 (Commission File No. 0-22248).

SCHEDULE II

ULTRATECH STEPPER, INC.
VALUATION AND QUALIFYING ACCOUNTS
(in thousands)

Description	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts	Deductions(1)	Balance at End of Period
Allowance for doubtful accounts
Year ended December 31, 2001
Trade accounts receivable	$327	$216	$—	$(3)	$540
	$327	$216	$—	$(3)	$540
Year ended December 31, 2002
Trade accounts receivable	$540	$(213)	$—	$(13)	$314
	$540	$(213)	$—	$(13)	$314
Year ended December 31, 2003
Trade accounts receivable	$314	$(164)	$—	$(4)	$146
	$314	$(164)	$—	$(4)	$146

(1)          Deductions represent write-offs against reserve account balances.

S-1