Form 10-Q
period 2004-04-03
ULTRATECH INC
filed 2004-05-07
CIK 909791

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 3, 2004

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

Yes	☒	No	☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes	☒	No	☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date:

Class	Outstanding as of April 30, 2004
common stock, $.001 par value	23,705,363

ULTRATECH, INC.

PART 1.                                                 FINANCIAL INFORMATION

Item 1.           Condensed Consolidated Financial Statements (Unaudited)

ULTRATECH, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)	April 3, 2004	Dec. 31, 2003*
	(Unaudited)
ASSETS

Current assets:
Cash, cash equivalents and short-term investments	$165,229	$165,902
Accounts receivable, net	15,429	9,398
Inventories	19,480	19,037
Income taxes receivable	—	349
Prepaid expenses and other current assets	1,690	2,099
Total current assets	201,828	196,785

Equipment and leasehold improvements, net	18,385	18,481

Demonstration inventories, net	3,560	3,071

Intangible assets, net	381	476

Other assets	2,074	1,935
Total assets	$226,228	$220,748

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Notes payable	$2,525	$2,564
Accounts payable	8,576	7,729
Deferred product and service income	3,919	1,088
Deferred license income	3,824	4,752
Other current liabilities	10,445	10,151
Total current liabilities	29,289	26,284

Other liabilities	4,185	3,725

Total stockholders’ equity	192,754	190,739
Total liabilities and stockholders’ equity	$226,228	$220,748

* The Balance Sheet as of December 31, 2003 has been derived from the audited financial statements at that date.

See accompanying notes to unaudited condensed consolidated financial statements

ULTRATECH, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended
(In thousands, except per share amounts)	April 3, 2004	March 29, 2003
Net sales:
Products	$22,790	$18,636
Services	2,893	2,436
Licenses	928	928
Total net sales	26,611	22,000

Cost of sales:
Cost of products sold	12,033	12,325
Cost of services	1,858	1,541
Recovery of inventory writedown	(340)	—
Total cost of sales	13,551	13,866
Gross profit	13,060	8,134

Operating expenses:
Research, development, and engineering	6,210	4,591
Selling, general, and administrative	7,087	5,106
Amortization of intangible assets	95	95
Operating loss	(332)	(1,658)

Interest expense	(35)	(66)
Interest and other income, net	959	1,051
Income (loss) before tax	592	(673)

Income tax provision	65	310
Net income (loss)	$527	$(983)

Earnings (loss) per share - basic:
Net income (loss)	$0.02	$(0.04)
Number of shares used in per share computations - basic	23,683	22,680
Earnings (loss) per share - diluted:
Net income (loss)	$0.02	$(0.04)
Number of shares used in per share computations - diluted	25,663	22,680

See accompanying notes to unaudited condensed consolidated financial statements

ULTRATECH, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended
(In thousands)	April 3, 2004	March 29, 2003

Cash flows from operating activities:
Net income (loss)	$527	$(983)
Charges to income not affecting cash	1,976	2,473
Net effect of changes in operating assets and liabilities	(2,763)	1,959
Net cash generated by (used in) operating activities	(260)	3,449

Cash flows from investing activities:
Capital expenditures	(1,531)	(904)
Net decrease (increase) in available-for-sale securities	(6,732)	2,270
Net increase in restricted cash	—	(2,000)
Net cash used in investing activities	(8,263)	(634)

Cash flows from financing activities:
Net repayment of notes payable	(39)	(348)
Proceeds from issuance of common stock	1,402	585
Net cash provided by financing activities	1,363	237

Net effect of exchange rate changes on cash	161	(5)
Net increase (decrease) in cash and cash equivalents	(6,999)	3,047

Cash and cash equivalents at beginning of period	25,149	18,178
Cash and cash equivalents at end of period	$18,150	$21,225

See accompanying notes to unaudited condensed consolidated financial statements

Ultratech, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

April 3, 2004

(1)  Description of Business

Ultratech, Inc. (referred to as “Ultratech” and “we”) develops, manufactures and markets photolithography and laser thermal processing equipment for manufacturers of semiconductor and nanotechnology components located throughout North America, Europe, Japan and the rest of Asia.

We supply step-and-repeat photolithography systems based on one-to-one imaging technology. Within the semiconductor industry, we target the market for advanced packaging applications.  Within the nanotechnology industry, our target markets include thin film head magnetic recording devices, optical networking devices, laser diodes and LEDs (light emitting diodes).  Our laser thermal processing equipment is targeted at advanced annealing applications within the semiconductor industry.

In evaluating our business segments, Ultratech gave consideration to the Chief Executive Officer’s review of financial information and the organizational structure of our management. Based on this review, we concluded that, at the present time, resources are allocated and other financial decisions are made based, primarily, on consolidated financial information. Accordingly, we have determined that we operate in one business segment, which is the manufacture and distribution of capital equipment to manufacturers of integrated circuits and nanotechnology components.

(2) Basis of Presentation

We have prepared the unaudited condensed consolidated financial statements in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments, consisting of only normal recurring adjustments, considered necessary for fair presentation have been included.

Operating results for the three month period ended April 3, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004, or any future period.

USE OF ESTIMATES – The preparation of the financial statements and related disclosures, in conformity with accounting principles generally accepted in the United States, requires management to make estimates and judgments that affect the reported amounts in the financial statements and accompanying notes. On an ongoing basis, management evaluates its estimates, including those related to inventories, warranty obligations, purchase order commitments, bad debts, income taxes, intangible assets, contingencies and litigation. Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates.

(3) Stock Based Compensation

We account for the compensation expense for our stock-based employee compensation plans under the intrinsic value method. Accordingly, no stock-based employee compensation cost is recorded in the condensed consolidated statements of operations, as all options granted under these plans had an exercise price equal to the market value of the underlying common stock on the date of grant.

The following table illustrates the effect on net income (loss) and earnings (loss) per share if we had applied the fair value recognition method to account for stock-based employee compensation.

	Three months ended
In thousands, except per share amounts	April 3, 2004	March 29, 2003
Net income (loss) as reported	$527	$(983)
Total stock-based employee compensation expense, determined under fair value based method for all awards, net of related tax effects	$(2,939)	$(2,177)
Pro forma net loss	$(2,412)	$(3,160)

Net income (loss) per share - basic, as reported	$0.02	$(0.04)
Pro forma net loss per share - basic	$(0.10)	$(0.14)

Net income (loss) per share - diluted, as reported	$0.02	$(0.04)
Pro forma net loss per share - diluted	$(0.10)	$(0.14)

The table above used the following weighted-average assumptions to estimate the fair value of stock options at the date of grant using the Black-Scholes option-pricing model.

	Three months ended
	April 3, 2004	March 29, 2003

Expected life (in years): stock options	3.5	3.5

Expected life (in years): Employee Stock Purchase Plan	1.25	1.25

Risk-free interest rate	2.49%	2.38%

Volatility factor	0.63	0.73

Dividend yield	0.00%	0.00%

(4) Recent Accounting Pronouncements

In January 2003, the FASB issued FASB Interpretation No. 46, Consolidation of Variable Interest Entities (“FIN 46”). FIN 46 requires that if an entity has a controlling financial interest in a variable interest entity, the assets, liabilities and results of activities of the variable interest entity (“VIE”) should be included in the consolidated financial statements of the entity. For arrangements entered into after January 31, 2003, FIN 46 is effective immediately. For arrangements entered into prior to February 1, 2003, FIN 46 was scheduled to be effective at the end of the period ending after December 15, 2003. In December 2003, FIN 46 was revised (“Interpretation 46R”) to require application in financial statements of public entities that have interests in special-purpose entities for periods ending after December 15, 2003. For all other types of variable interest entities, application is required for periods ending after March 15, 2004. The initial adoption of FIN 46 did not, nor do we believe the adoption of the remaining provisions of FIN 46 will have a material impact on our results of operations or financial condition.

(5) Earnings (Loss) Per Share

The following sets forth the computation of basic and diluted net income (loss) per share:

	Three months ended
(Unaudited, in thousands, except per share amounts)	April 3, 2004	March 29, 2003

Numerator:
Net income (loss)	$527	$(983)

Denominator:
Denominator for basic net income (loss) per share	23,683	22,680
Effect of dilutive employee stock options	1,980	—
Denominator for diluted net income (loss) per share	25,663	22,680

Earnings (loss) per share - basic:
Net income (loss)	$0.02	$(0.04)

Earnings (loss) per share - diluted:
Net income (loss)	$0.02	$(0.04)

For the three month period ended April 3, 2004, options to purchase 791,700 shares of common stock at an average exercise price of $29.66 were excluded from the computation of diluted net income per share, as the effect would have been anti-dilutive. For the three month period ended March 29, 2003, options to purchase 5,080,000 shares of common stock at an average exercise price of $15.84 were excluded from the computation of diluted net loss per share, as the effect would have been anti-dilutive. Options are anti-dilutive when we have a net loss or when the exercise price of the stock option is greater than the average market price of our common stock.

(6) Inventories

Inventories consist of the following:

(In thousands)	April 3, 2004	Dec. 31, 2003
	(Unaudited)
Raw materials	$8,875	$8,647
Work-in-process	9,777	9,286
Finished products	828	1,104
	$19,480	$19,037

(7) Line of Credit

We have a line of credit agreement with a brokerage firm. Under the terms of this agreement, we may borrow funds at a cost equal to the current Federal funds rate plus 100 basis points (2.00% as of April 3, 2004). Certain of our cash, cash equivalents and short-term investments secure borrowings outstanding under this facility. Funds are advanced to us under this facility based on pre-determined advance rates on the cash and securities held by us in this brokerage account. This agreement has no set expiration date and there are no loan covenants. As of April 3, 2004, $2.5 million was outstanding under this facility, with a related collateral requirement of approximately $3.6 million of our cash, cash equivalents and short-term investments.

(8) Other Current Liabilities

Other current liabilities consist of the following:

(In thousands)	April 3, 2004	Dec. 31, 2003
	(Unaudited)
Salaries and benefits	$3,270	$2,841
Warranty reserves	1,596	1,257
Advance billings	1,787	1,523
Income taxes payable	232	745
Reserve for losses on purchase order commitments	841	841
Other	2,719	2,944
	$10,445	$10,151

Warranty Reserves

We generally warrant our products for a period of 12 months for new products, or 3 months for refurbished products, from the date of customer acceptance for material and labor to repair the product. We estimate the costs that may be incurred under our basic limited warranty and record a liability in the amount of such costs at the time the product is shipped. Recognition of the related warranty cost is deferred until product revenue is recognized. Extended warranty terms, if granted, result in deferral of revenue approximating the fair value for similar service contracts. Factors that affect our warranty liability include the number of installed units, historical and anticipated rates of warranty claims, and cost per claim. We periodically assess the adequacy of our recorded warranty liabilities and adjusts the amounts as necessary.

Changes in our product liability are as follows:

	Three months ended
In thousands	April 3, 2004	March 29, 2003
Balance, beginning of the period	$1,257	$1,462
Warranties issued during the period	1,227	911
Amortization during the period	(888)	(684)
Balance, end of the period	$1,596	$1,689

Deferred Service Income

We sell service contracts for which revenue is deferred and recognized ratably over the contract period, for time based service contracts, or as service hours are delivered, for contracts based on a purchased quantity of hours. Changes in our deferred service contract revenue are as follows:

	Three months ended
In thousands	April 3, 2004	March 29, 2003
Balance, beginning of the period	$821	$815
Service contracts sold during the period	1,992	1,881
Service contract revenue recognized during the period	(1,946)	(1,812)
Balance, end of the period	$867	$884

(9) Comprehensive Income (Loss)

The components of comprehensive income (loss) are as follows:

	Three months ended
(Unaudited, in thousands)	April 3, 2004	March 29, 2003
Net income (loss)	$527	$(983)
Accumulated other comprehensive income (loss)
Unrealized gain (loss) on available-for-sale securities	(105)	(180)
Unrealized gain (loss) on foreign exchange forward contracts	161	(5)
Comprehensive income (loss)	$583	$(1,168)

Accumulated other comprehensive income presented in the condensed consolidated balance sheets is comprised of changes in unrealized gains or losses on available-for-sale securities and the effect of exchange rate changes on foreign exchange forward contracts, net of tax. Accumulated other comprehensive income consists of the following:

In thousands:	April 3, 2004	Dec. 31, 2003
Unrealized gains (losses) on:
Available-for-sale investments	$1,152	$1,257
Foreign exchange contracts	(159)	(320)
Accumulated other comprehensive income at end of period	$993	$937

(10) Contingencies

Legal Proceedings

On February 29, 2000, we filed lawsuits asserting patent infringement and related claims against Nikon, Canon, and ASML in the U.S. District Court for the Eastern District of Virginia. In April 2000, we reached a settlement with Nikon, and in September 2001, we reached a settlement with Canon. The patent litigation against ASML is ongoing after having been transferred to the Northern District of California. After the District Court made a preliminary determination that ASML did not infringe the patent, we appealed the decision to the Court of Appeal for the Federal Circuit in Washington, D.C., and oral arguments were heard in February 2004.  The Court of Appeal for the Federal Circuit in Washington, D.C. reversed the preliminary determination of the District Court and remanded the case back to the District Court for further proceedings. ASML has petitioned the Court of Appeal for the Federal Circuit in Washington, D.C. for reconsideration of their decision.  Our response to the ASML petition was filed with the Court of Appeals on May 3, 2004.

On October 12, 2001, we were sued in the District Court of Massachusetts by SVG Lithography Systems (“SVGL”), alleging infringement of several patents. SVGL is a division of Silicon Valley Group, Inc., which is a wholly owned subsidiary of ASML. As of March 2004, all claims made by SVGL have been dismissed.

Item 2.                                                           Management’s Discussion and Analysis of Financial Condition and Results of Operations

Certain of the statements contained herein may be considered forward-looking statements under Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that involve risks and uncertainties, such as lengthy and costly development cycles for advanced lithography and laser-processing technologies and applications; integration and development of the laser processing operation; delays, deferrals and cancellations of orders by customers; high degree of industry competition; pricing pressures and product discounts; changes in pricing by us, our competitors or suppliers; intellectual property matters; cyclicality in the semiconductor and nanotechnology industries; customer concentration; market acceptance of new products and enhanced versions of our existing products; international sales; lengthy sales cycles, including the timing of system acceptances; changes to financial accounting standards; expiration of licensing arrangements, and the resulting adverse impact on our licensing revenues; timing of new product announcements and releases by us or our competitors; ability to volume produce systems and meet customer requirements; mix of products sold; rapid technological change and the importance of timely product introductions; dependence on new product introductions and commercial success of any new products; outcome of litigation; sole or limited sources of supply; manufacturing variances and production levels; timing and degree of success of technologies licensed to outside parties; product concentration and lack of product revenue diversification; inventory obsolescence; asset impairment; ability and resulting costs to attract or retain sufficient personnel to achieve our targets for a particular period; dilutive effect of employee stock option grants on net income per share, which is largely dependent upon us maintaining profitability and the market price of our stock; effects of certain anti-takeover provisions; future acquisitions; volatility of stock price; business interruptions due to natural disasters or utility failures; environmental regulations; and any adverse effects of terrorist attacks in the United States or elsewhere, or government responses thereto, or military actions in Iraq, Afghanistan and elsewhere, on the economy, in general, or on our business in particular. Due to these and additional factors, certain statements, historical results and percentage relationships discussed below are not necessarily indicative of the results of operations for any future period.  These forward-looking statements are based on management’s current beliefs and expectations, some or all of which may prove to be inaccurate, and which may change.  We undertake no obligation to revise or update any forward-looking statements to reflect any event or circumstance that may arise after the date of this report.

OVERVIEW

Ultratech, Inc. (referred to as “Ultratech” and “we”) develops, manufactures and markets photolithography and laser thermal processing equipment for manufacturers of semiconductor and nanotechnology components located throughout North America, Europe, Japan and the rest of Asia.

We supply step-and-repeat photolithography systems based on one-to-one imaging technology. Within the semiconductor industry, we target the market for advanced packaging applications.  Within the nanotechnology industry, our target markets include thin film head magnetic recording devices, optical networking devices, laser diodes and LEDs (light emitting diodes).  Our laser thermal processing equipment is targeted at advanced annealing applications within the semiconductor industry.

RESULTS OF OPERATIONS

We derive a substantial portion of our total net sales from sales of a relatively small number of newly manufactured systems, which typically range in price from $1.0 million to $3.0 million. As a result of these high sale prices, the timing and recognition of revenue from a single transaction has had and most likely will continue to have a significant impact on our net sales and operating results for any particular period.

Our backlog at the beginning of a period typically does not include all of the sales needed to achieve our sales objectives for that period. In addition, orders in backlog are subject to cancellation, shipment or customer acceptance delays, and deferral or rescheduling by a customer with limited or no penalties. Consequently, our net sales and operating results for a period have been and will continue to be dependent upon our obtaining orders for systems to be shipped and accepted in the same period in which the order is received. Our business and financial results for a particular period could be materially adversely affected if an anticipated order for one system is not received in time to permit shipment and customer acceptance during that period. Furthermore, a substantial portion of our shipments have historically been made near the end of each quarter. Delays in installation and customer acceptance due, for example, to our inability to successfully demonstrate the agreed-upon specifications or criteria at the customer’s facility, or to the failure of the customer to permit installation of the system at the agreed upon time, may cause net sales in a particular period to fall significantly below our expectations, which would materially adversely affect our operating results for that period. Additionally, the failure to receive anticipated orders or delays in shipments due, for example, to rescheduling, delays, deferrals or cancellations by customers, additional customer configuration requirements, or to unexpected manufacturing difficulties or delays in deliveries by suppliers due to their long production lead times, have caused and may in the future cause net sales in a particular period to fall significantly below our expectations, materially adversely affecting our operating results for that period. In particular, the long manufacturing cycles of our Saturn Spectrum family of wafer steppers, laser thermal processing systems and the long lead time for lenses and other materials, could cause shipments of these products to be delayed from one quarter to the next, which could materially adversely affect our financial condition and results of operations for a particular quarter.

Additionally, the need for continued expenditures for research and development, capital equipment, ongoing training and worldwide customer service and support, among other factors, will make it difficult for us to reduce our operating expenses in a particular period if we fail to achieve our net sales goals for the period.

Net sales

	Three Months Ended
(in millions)	April 3, 2004	March 29, 2003	Amount of Change	Percentage Change
Sales of:
Systems	$20.4	$15.9	$4.5	28%
Spare parts	$2.4	$2.8	$(0.4)	(14)%
Services	$2.9	$2.4	$0.5	21%
Licenses	$0.9	$0.9	$0.0	0%
Total net sales	$26.6	$22.0	$4.6	21%

Net sales consist of revenues from system sales, spare parts sales, services and licensing of technologies. System sales increased 28%, to $20.4 million, on a unit volume increase of 44%. The weighted-average selling prices of systems sold decreased 11% due primarily to a shift in product mix from our 300-millimeter product to our 200-millimeter product. In the first quarter of 2004 and 2003, refurbished systems accounted for approximately 23% of units sold. This percentage can fluctuate from quarter to quarter and any such fluctuation impacts the weighted average selling price of the systems sold.

On a product market application basis, system sales to the semiconductor industry, primarily for advanced packaging applications, were $11.8 million for the quarter ended April 3, 2004, essentially unchanged when compared with system sales to this market in the first quarter of 2003. During the remainder of 2004, we believe that the semiconductor industry will continue to strengthen resulting in increased equipment purchases and that we are positioned to grow as the utilization of advanced packaging in the semiconductor industry increases. System sales to the nanotechnology market were $8.7 million for the quarter ended April 3, 2004, an increase of 141% as compared with system sales to this market in the first quarter of 2003, primarily as a result of growth in the micro-systems and thin film head markets. During the remainder of 2004, we believe that revenue from the nanotechnology market will increase from the revenue levels reported in 2003, but may decrease from the level reported in the first quarter of 2004. However, revenue from the nanotechnology market is subject to significant and sudden fluctuations, particularly in the thin film head market. Therefore, expected revenue levels from this market may not be realized.

Spare parts sales for the first quarter of 2004 declined 14%, to $2.4 million, as compared to the first quarter of 2003.  This decrease was the result of field upgrade work and the sale of parts previously on consignment with customers in the first quarter of 2003 without similar transactions in the first quarter of 2004. Revenues from services increased 21%, to $2.9 million for the first quarter of 2004, primarily as a result of increased activity by our customers in Japan and a project to move a customer’s system to a new location.

Revenues from licensing and licensing support arrangements were unchanged at $.9 million. We presently anticipate that revenues from licensing and licensing support arrangements will remain at approximately $0.9 million per quarter for the remainder of 2004.

At April 3, 2004, we had approximately $6.2 million of deferred revenue resulting from products shipped but not yet installed and accepted and deferred services revenue, as compared with $1.2 million at December 31, 2003. The increase was due to two systems having been shipped but not yet recognized as revenue at April 3, 2004.  There were no such systems at December 31, 2003. Deferred revenue related to our products is recognized upon satisfying the contractual obligations for installation and/or customer acceptance. During the first quarter of 2004, deferred license income decreased by $.9 million, to $3.8 million, as a result of amortization of proceeds received in prior periods. Amortization of deferred license income results in current period license revenue.

For the quarter ended April 3, 2004, international net sales were $20.4 million, or 77% of total net sales, as compared with $12.6 million, or 57% of total net sales for the first quarter of 2003. We expect sales to international customers to represent a significant majority of our revenues during the remainder of 2004 as indicated by industry estimates that seven of the industry’s ten largest forecasted purchasers of semiconductor equipment are international companies. Our revenue derived from sales in foreign countries is not generally subject to significant exchange rate fluctuations, principally because sales contracts for our systems are generally denominated in U.S. dollars. In Japan, however, orders are often denominated in Japanese yen. For the quarter ended April 3, 2004, we recorded system sales in Japan of $8.7 million of which 65% were denominated in Japanese yen. This subjects us to the risk of currency fluctuations. We attempt to mitigate this risk by entering into foreign currency forward exchange contracts for the period between when an order is received and when it is recorded as revenue. Consequently, the foreign exchange gains or losses associated with yen denominated revenue transactions included in the revenue amount reported in our condensed consolidated statement of operations were immaterial.  After recording revenue, we use various mechanisms, such as foreign currency forward exchange contracts and natural hedges, to offset substantial portions of the gains or losses associated with our Japanese yen denominated receivables due to exchange rate fluctuations. We had approximately $8.7 million of Japanese yen denominated receivables at April 3, 2004. International sales expose us to a number of additional risks, including fluctuations in the value of local currencies relative to the U.S. dollar, which, in turn, impact the relative cost of ownership of our products. (See “Additional Risk Factors: International Sales”).

Gross profit (loss)

Three Months Ended

Expressed as a % of total net sales	April 3, 2004	March 29, 2003

Total net sales	100.0%	100.0%

Cost of products and services sold	52.2%	63.0%
Cost (recovery) of inventory writedown	(1.3)%	—
Gross margin	49.1%	37.0%

During the first quarter of 2004, we reported a benefit of $0.3 million resulting from the sale of inventory previously written down. There was no comparable item recorded in the first quarter of 2003.  We presently record write-downs to reflect the reduction in carrying value for inventories and purchase order commitments in excess of 12 months of production demand (18 months for certain long lead-time items).

Based on our current expectations with respect to market demand for our products, gross margin may be favorably impacted by similar recoveries during the remainder of 2004. Exclusive of licensing revenues, gross margin was 47.2% for the quarter ended April 3, 2004 as compared with 34.2% for the same period in 2003, inclusive of the aforementioned recovery.  We believe disclosure of gross margins without reference to licensing revenues provides additional appropriate disclosure to allow comparison of our product gross margins over time.

On a comparative basis, gross margins, exclusive of the aforementioned recoveries and charges were 47.8% and 37.0% for the first quarters of 2004 and 2003, respectively. We believe disclosure of gross margins exclusive of these recoveries and charges provides additional appropriate disclosure to allow comparison of our gross margins over time. The 10.8 percentage point improvement in gross margin in the first quarter of 2004 as compared to the first quarter of 2003 was due primarily to increased production levels (7.1 points), resulting from better utilization of the Company’s manufacturing infrastructure, favorable production variances (3.0 points), and improved warranty costs resulting from improved product quality and other items (0.7 points).

Our gross profit as a percentage of sales has been and most likely will continue to be significantly affected by a variety of factors, including the mix of products sold; writedowns of inventory and open purchase commitments; the rate of capacity utilization; product discounts, pricing and competition in our targeted markets; technology support and licensing revenues, which have no associated cost of sales; non-linearity of shipments during the quarter which can result in manufacturing inefficiencies; the introduction of new products, which typically have higher manufacturing costs until manufacturing efficiencies are realized and which are typically discounted more than existing products until the products gain market acceptance; the percentage of international sales, which typically have lower gross margins than domestic sales principally due to higher field service and support costs; and start-up costs and inefficiencies associated with the implementation of subcontracting arrangements.

Operating Expenses

Research, development and engineering expenses for the first quarter of 2004 were $6.2 million, an increase of $1.6 million from the amount reported for the first quarter of 2003.  As a percentage of net sales, research, development and engineering expenses increased to 23.3%, as compared to 20.9% in the year-ago period. This increase was due to increased investments we made in our laser processing technologies and our next generation 1X stepper products.

Selling, general, and administrative expenses were $7.1 million for the first quarter of 2004, an increase of $2.0 million as compared with the comparable period in 2003. As a percentage of net sales, selling, general, and administrative expenses increased to 26.6% in the first quarter of 2004, as compared with 23.2% in the first quarter of 2003. The year-over-year increase in selling, general, and administrative expenses was primarily attributable to increased marketing staffing and related costs for ramping up activities in laser processing ($0.8 million), increased legal costs related to our being a plaintiff in a patent infringement lawsuit ($0.3 million), increased administrative expenses associated with our compliance with the Sarbanes-Oxley Act of 2002 and related SEC and Nasdaq rules ($0.3 million) and an increase in other expenses associated with a 21% increase in Company revenue ($0.6 million).

Interest and other income, net

Interest and other income, net, which consists primarily of interest income, was $1.0 million for the first quarter of 2004 as compared with $1.1 million for first quarter of 2003. The decrease in 2004 from 2003 was primarily attributable to lower interest rates on our investments. We presently maintain an investment portfolio with a weighted-average maturity of less than one year. Consequently, changes in short-term interest rates have had a major impact on our interest income. Future changes in interest rates are expected to have a similar impact.

Income tax expense

For the three months ended April 3, 2004, we recorded an income tax provision of $0.1 million as compared to $0.3 million for the first quarter in 2003.  The decrease in the income tax provision is due primarily to reduced earnings from our Japanese subsidiary. We presently anticipate that we will recognize income tax expense in 2004 of approximately 10% of pre-tax income, primarily as a result of foreign income taxes and federal alternative minimum tax. We believe that the tax rate in 2004 will be substantially less than the statutory rate because of available federal net operating loss carry-forwards.

Income taxes can be affected by estimates of whether, and within which jurisdictions, future earnings will occur and how and when cash is repatriated to the United States, combined with other aspects of an overall income tax strategy. Additionally, taxing jurisdictions could retroactively disagree with our tax treatment of certain items, and some historical transactions have income tax effects going forward. Accounting rules require these future effects to be evaluated using current laws, rules and regulations, each of which can change at any time and in an unpredictable manner. We believe we have adequately provided for any reasonably foreseeable outcome related to these matters, and do not anticipate any material earnings impact from their ultimate resolutions.

Outlook

Although we believe that our served markets have generally strengthened during the last twelve months, the anticipated timing of orders, shipments and customer acceptances will require us to fill a number of production slots in the current and subsequent quarters in order to meet our near-term sales targets. If we are unsuccessful in our efforts to secure those production orders, or if existing production orders are delayed or cancelled, our results of operations will be materially adversely impacted. Accordingly, we may not be able to achieve or maintain our current or prior level of sales.  We presently expect that net sales for the quarter ending July 3, 2004 will increase approximately 10% to 15% from the level of net sales reported for the second quarter of 2003 of $24.8 million.

Because our net sales are subject to a number of risks, including intense competition in the capital equipment industry, uncertainty relating to the timing and market acceptance of our products and the condition of the macro-economy and the semiconductor industry, we may not exceed or maintain our current or prior level of net sales for any period in the future. Additionally, we believe that the market acceptance and volume production of our Saturn Spectrum 3e, our 300mm offerings, our laser processing systems and our 100 and 1000 series family of wafer steppers, are of critical importance to our future financial results. At April 3, 2004, these critical systems represented 82% of our backlog. To the extent that these products do not achieve or maintain significant sales due to difficulties involving manufacturing or engineering, the inability to reduce the current long manufacturing cycles for these products, competition, excess capacity in the semiconductor or nanotechnology device industries, customer acceptances, or any other reason, our business, financial condition and results of operations would be materially adversely affected.

We believe that gross margin for the quarter ending July 3, 2004, excluding special items, will improve to between 47% and 50%, as compared to gross margin of 45% for the second quarter of 2003, primarily due to increased revenues which result in better utilization of our manufacturing infrastructure. Should our sales decline or not increase to the level expected, we may incur a higher risk of inventory obsolescence and excess purchase commitments, which would materially adversely impact our results of operations. Additionally, increased price-based competition would contribute to erosion of gross margin.  New products generally have lower gross margins until there is widespread market acceptance and until production and after-sales efficiencies can be achieved. Should significant market demand fail to develop for our laser processing systems, our business, financial condition and results of operations may be materially adversely affected.

We continue to invest significant resources in the development and enhancement of our laser processing systems and technologies and our 1X products and related technologies.  Further, we expect that selling, general and administrative expenses will continue to be impacted by the factors noted above in the explanation of current period variances.  As a result, for the three-month period ending July 3, 2004, we expect an operating margin of 1% to 4% and earnings per share of between $0.04 and $0.07.

LIQUIDITY AND CAPITAL RESOURCES

Net cash used in operating activities was $0.3 million for the quarter ended April 3, 2004, as compared with net cash generated by operations of $3.4 million for the comparable period in 2003. Net cash used in operating activities during the first quarter of 2004 was attributable to net income of $0.5 million and non-cash charges to income of $2.0 million, offset by the use of cash resulting from a net change in operating assets and liabilities of $2.8 million. The $2.8 million use of cash from the net change in operating assets and liabilities was primarily a result of an increase in accounts receivable of $6.0 million resulting from higher shipments in the first quarter of 2004 as compared to the fourth quarter of 2003, offset partially by a related increase in deferred product and services income of $2.8 million. We expect that accounts receivable and deferred product and services income will continue to increase during the remainder of 2004 as business levels increase.

We believe that because of the relatively long manufacturing cycle of certain of our systems, particularly newer products, our inventories will continue to represent a significant portion of working capital. Currently, we are devoting significant resources to the development, introduction and commercialization of our laser processing system and to the development of our next generation 1X lithography technologies. We currently intend to continue to incur significant operating expenses in the areas of research, development and engineering, manufacturing and selling, general and administrative costs in order to further develop, produce and support these new products. Additionally, gross profit margins, inventory and capital equipment levels may be adversely impacted in the future by costs associated with the initial production of our laser processing system and by future generations of our 1X wafer steppers. These costs include, but are not limited to, additional manufacturing overhead, costs of demonstration systems and facilities and the establishment of additional after-sales support organizations. Additionally, our operating expenses may increase, relative to sales, as a result of adding additional marketing and administrative personnel, among other costs, to support our new products. If we are unable to achieve significantly increased net sales or if our sales fall below expectations, our cash flow and operating results will be materially adversely affected until, among other factors, costs and expenses can be reduced. Failure to achieve our sales targets for these new products could result in additional inventory write-offs and asset impairment charges, either of which could materially adversely impact our results of operations.

During the quarter ended April 3, 2004, net cash used in investing activities was $8.3 million, attributable to capital expenditures of $1.5 million and a net increase in available-for-sale securities of $6.7 million. We are planning to incur capital expenditures during the remainder of 2004 of between $6 million and $10 million for equipment and facility improvements driven primarily by our new product introductions.

Net cash provided by financing activities was $1.4 million during the quarter ended April 3, 2004, attributable to proceeds received from the issuance of common stock under our employee stock option and stock purchase plans.

At April 3, 2004, we had working capital of $172.5 million. Our principal source of liquidity at April 3, 2004 consisted of $165.2 million in cash, cash equivalents and short-term investments.

In September 2002, we entered into a line of credit agreement with a brokerage firm. Under the terms of this agreement, we may borrow funds at a cost equal to the current Federal funds rate plus 100 basis points (2.00% as of April 3, 2004). Certain of our cash, cash equivalents and short-term investments secure borrowings outstanding under this facility. Funds are advanced to us under this facility based on pre-determined advance rates on the cash and securities held by us in this brokerage account. This agreement has no set expiration date and there are no loan covenants. As of April 3, 2004, $2.5 million was outstanding under this facility, with a related collateral requirement of approximately $3.6 million of our cash, cash equivalents and short-term investments.

The development and manufacture of new lithography systems and enhancements are highly capital-intensive. In order to be competitive, we believe we must continue to make significant expenditures for capital equipment; sales, service, training and support capabilities; systems, procedures and controls; expansion of operations; and research and development, among many other items. We expect that cash generated from operations and our cash, cash equivalents and short-term investments will be sufficient to meet our cash requirements for at least the next twelve months. However, in the near-term, we may continue to utilize existing and future lines of credit, and other sources of financing, in order to maintain our present levels of cash, cash equivalents and short-term investments. Beyond the next twelve months, we may require additional equity or debt financing to address our working capital or capital equipment needs. In addition, we may seek to raise equity or debt capital at any time that we deem market conditions to be favorable. Additional financing, if needed, may not be available on reasonable terms, or at all.

We may in the future pursue acquisitions of complementary product lines, technologies or businesses. Future acquisitions by us may result in potentially dilutive issuances of equity securities, the incurrence of debt and contingent liabilities and amortization expenses and impairment charges related to goodwill and other intangible assets, which could materially adversely affect our financial condition and results of operations. In addition, acquisitions involve numerous risks, including difficulties in the assimilation of the operations, technologies, personnel and products of the acquired companies; the diversion of management’s attention from other business concerns; risks of entering markets in which we have limited or no direct experience; and the potential loss of key employees of the acquired company. In the event we acquire product lines, technologies or businesses which do not complement our business, or which otherwise do not enhance our sales or operating results, we may incur substantial write-offs and higher recurring operating costs, which could have a material adverse effect on our business, financial condition and results of operations. In the event that any such acquisition does occur, there can be no assurance as to the effect thereof on our business or operating results.

Foreign currency

As part of our overall strategy to manage the level of exposure to the risk of foreign currency exchange rate fluctuations, we attempt to hedge most of our Japanese yen denominated foreign currency exposures. We use foreign currency forward contracts to hedge the risk that unremitted Japanese yen denominated receipts from customers for actual or forecasted sales of equipment after receipt of customer orders may be adversely affected by changes in foreign currency exchange rates. After recording revenue, we use various mechanisms, such as foreign currency forward exchange contracts and natural hedges, to offset substantial portions of the potential gains or losses associated with our Japanese yen denominated receivables and liabilities due to exchange rate fluctuations. At April 3, 2004, we had taken action to hedge approximately all of these Japanese yen denominated exposures. With the exception of natural hedges resulting from having both assets and liabilities denominated in Japanese yen, we hedge our exposures by entering into foreign currency forward contracts that generally have maturities of nine months or less. We often close foreign currency forward contracts by entering into an offsetting contract. At April 3, 2004, we had contracts for the sale and purchase of $9.1 and $0.2 million, respectively, of foreign currencies at fixed rates of exchange.

ADDITIONAL RISK FACTORS

In addition to risks described in the foregoing discussions, the following risks apply to us and our business:

Development of New Product Lines; Expansion of Operations  Currently, we are devoting significant resources to the development, introduction and commercialization of our laser processing systems and to enhancements of our Saturn Spectrum 3e and Saturn Spectrum 300e2 wafer steppers and next generation related platforms. We intend to continue to develop these products and technologies during 2004, and to incur significant operating expenses in the areas of research, development and engineering, manufacturing and general and administrative costs in order to further develop, produce and support these new products. Additionally, gross profit margins and inventory levels may be further adversely impacted in the future by costs associated with the initial production of our laser processing systems and by future generations of our 1X lithography systems. These costs include, but are not limited to, additional manufacturing overhead, additional inventory write-offs, costs of demonstration systems and facilities, and costs associated with the establishment of additional after-sales support organizations. Additionally, operating expenses may increase, relative to sales, as a result of adding additional marketing and administrative personnel, among other costs, to support our new products. If our new products do not result in significantly increased net sales or if our sales fall below expectations, our operating results will be materially adversely affected.

Our ability to commercialize our laser processing technologies depends on our ability to demonstrate a manufacturing-worthy tool. We do not presently have in-house capability to fabricate semiconductor devices. As a result, we must partner with semiconductor companies to develop the anneal process. The development of new process technologies is largely dependent upon our ability to interest potential customers in working on joint process development. Our ability to deliver timely solutions is also limited by wafer turnaround at the potential customer’s fabrication facility.

Highly Competitive Industry The capital equipment industry in which we operate is intensely competitive. A substantial investment is required to install and integrate capital equipment into a semiconductor, semiconductor packaging or nanotechnology device production line. We believe that once a device manufacturer or packaging subcontractor has selected a particular vendor’s capital equipment, the manufacturer generally relies upon that equipment for the specific production line application and, to the extent possible, subsequent generations of similar products. Accordingly, it is difficult to achieve significant sales to a particular customer once another vendor’s capital equipment has been selected.

We experience competition in advanced packaging from various proximity aligner companies such as Suss Microtec AG (Suss Microtec) and projection companies such as Ushio, Inc. (Ushio) and Tamarack Scientific Co., Inc. (Tamarack). In nanotechnology, we experience competition from proximity aligner companies, such as Suss Microtec, as well as other stepper manufacturers who have developed or are developing tools specifically designed for nanotechnology applications. We expect our competitors to continue to improve the performance of their current products and to introduce new products with improved price and performance characteristics. This could cause a decline in sales or loss of market share in our served markets, and thereby materially adversely affect our business, financial condition and results of operations. Enhancements to, or future generations of, competing products may be developed that offer superior cost of ownership and technical performance features.

With respect to our laser annealing technologies, marketed under the V100 product name, the primary competition comes from companies that offer products utilizing rapid thermal processing (RTP), which is the current manufacturing technology. Another potential advanced annealing solution utilizes flash lamp annealing technology (FLA). Several companies have published papers on annealing tools that incorporate flash lamp technology in order to reduce annealing times and increase anneal temperatures. Developers of flash lamp annealing (FLA) technology claim to have overcome annealing difficulties at the 65nm node. Additionally, competition to our laser processing products may come from other laser annealing tools, including those presently being used by the flat panel display industry to re-crystallize silicon. Manufacturers of these tools may try to extend the use of their technologies to semiconductor device applications.  We believe customers will choose between these technology alternatives based on their assessment of a combination of price and performance benefits for their specific applications.

In July 2000, we licensed certain rights to our then existing laser processing technology, with reservations, to a competing manufacturer of semiconductor equipment. We presently anticipate this company will offer laser annealing tools to the semiconductor industry that will compete with our offerings.

We believe that to be competitive, we will require significant financial resources in order to continue to invest in new product development, in new features and enhancements to existing products, to introduce new generation stepper systems in our served markets on a timely basis, and to maintain customer service and support centers worldwide. In marketing our products, we may also face competition from vendors employing other technologies. In addition, increased competitive pressure has led to intensified price-based competition in certain of our markets, resulting in lower prices and margins. Should these competitive trends continue, our business, financial condition and operating results may be materially adversely affected. We may not be able to compete successfully in the future.

Intellectual Property Rights  Although we attempt to protect our intellectual property rights through patents, copyrights, trade secrets and other measures, we believe that our success will depend more upon the innovation, technological expertise and marketing abilities of our employees. Nevertheless, we have a policy of seeking patents when appropriate on inventions resulting from our ongoing research and development and manufacturing activities. We own 85 United States and foreign patents, which expire on dates ranging from May 2004 to October 2021 and have 58 United States and foreign patent applications pending. We also have various registered trademarks and copyright registrations covering mainly software programs used in the operation of our systems. In addition, we rely upon trade secret protection for our confidential and proprietary information. We may not be able to protect our technology adequately and competitors may be able to develop similar technology independently. Our pending patent applications may not result in a patent being issued and U.S. or foreign intellectual property laws may not protect our intellectual property rights. In addition, litigation may be necessary to enforce our patents, copyrights or other intellectual property rights, to protect our trade secrets, to determine the validity and scope of the proprietary rights of others or to defend against claims of infringement. Such litigation has resulted in, and in the future could result in, substantial costs and diversion of resources and could have a material adverse effect on our business, financial condition and results of operations, regardless of the outcome of the litigation. Patents issued to us may be challenged, invalidated or circumvented and the rights granted thereunder may not provide competitive advantages to us. Furthermore, others may independently develop similar technology or products or design around our patents. Challenges to, or invalidation of, patents related to our technologies would expose us to the risk of forfeiture of revenues and further risk of damage claims.

On February 29, 2000, we filed lawsuits asserting patent infringement and related claims against Nikon, Canon, and ASML in the U.S. District Court for the Eastern District of Virginia. In April 2000, we reached a settlement with Nikon, and in September 2001, we reached a settlement with Canon. The patent litigation against ASML is ongoing after having been transferred to the Northern District of California. After the District Court made a preliminary determination that ASML did not infringe the patent, we appealed the decision to the Court of Appeal for the Federal Circuit in Washington, D.C., and oral arguments were heard in February 2004.  The Court of Appeal for the Federal Circuit in Washington, D.C. reversed the preliminary determination of the District Court and remanded the case back to the District Court for further proceedings. ASML has petitioned the Court of Appeal for the Federal Circuit in Washington, D.C. for reconsideration of their decision.  Our response to the ASML petition was filed with the Court of Appeals on May 3, 2004.

We are involved in other lawsuits and legal actions regarding infringement claims that we believe not to be material to our business or financial condition. Additionally, we have from time to time been notified of claims that we may be infringing intellectual property rights possessed by third parties.

Infringement claims by third parties or claims for indemnification resulting from infringement claims may be asserted in the future and such assertions, if proven to be true, may materially adversely affect our business, financial condition and results of operations, regardless of the outcome of any litigation. With respect to any such future claims, we may seek to obtain a license under the third party’s intellectual property rights. However, a license may not be available to us on reasonable terms or at all. We could decide, in the alternative, to resort to litigation to challenge such claims. Such challenges could be expensive and time consuming and could materially adversely affect our business, financial condition and results of operations, regardless of the outcome of any litigation.

Cyclicality of Semiconductor, Semiconductor Packaging and Nanotechnology Industries  Our business depends in significant part upon capital expenditures by manufacturers of semiconductors, bumped semiconductors and nanotechnology components, including thin film head magnetic recording devices, which in turn depend upon the current and anticipated market demand for such devices and products utilizing such devices. The semiconductor industry historically has been highly cyclical and has experienced recurring periods of oversupply. This has, from time to time, resulted in significantly reduced demand for capital equipment including the systems manufactured and marketed by us. The semiconductor industry, which includes the semiconductor-packaging sector, recently experienced a severe downturn. We believe that markets for new generations of semiconductors and semiconductor packaging will also be subject to similar fluctuations. Our business and operating results would be materially adversely affected by downturns or slowdowns in the semiconductor, semiconductor packaging or nanotechnology markets or by loss of market share. Accordingly, we may not be able to achieve or maintain our current or prior level of sales.

We attempt to mitigate the risk of cyclicality by offering products in multiple markets including semiconductor, semiconductor packaging, thin film head and other nanotechnology sectors, as well as diversifying into new markets such as photolithography for optical networking (a nanotechnology application) and laser-based annealing for implant activation and other applications. Despite such efforts, when one or more of such markets experiences a downturn or a situation of excess capacity, our net sales and operating results are materially adversely affected.

Customer and Market Concentrations  Historically, we have sold a substantial portion of our systems to a limited number of customers. In the first quarter of 2004, five customers represented approximately 58% of our system revenue.  In 2003, Intel Corporation accounted for 26% of our net sales. At April 3, 2004, four customers accounted for 45% of our system backlog. Cancellation, deferrals or rescheduling of orders by any of these customers would have a material adverse impact on our future results of operations.

We expect that sales to a relatively few customers will continue to account for a high percentage of our net sales in the foreseeable future and believe that our financial results depend in significant part upon the success of these major customers and our ability to meet their future capital equipment needs. Although the composition of the group comprising our largest customers may vary from period to period, the loss of a significant customer or any reduction in orders by a significant customer, including reductions due to market, economic or competitive conditions in the semiconductor, semiconductor packaging or nanotechnology industries or in the industries that manufacture products utilizing integrated circuits, thin film heads or other nanotechnology components, would likely have a material adverse effect on our business, financial condition and results of operations. Our ability to maintain or increase our sales in the future depends, in part, on our ability to obtain orders from new customers as well as the financial condition and success of our existing customers, the semiconductor and nanotechnology industries and the economy in general.

In addition to the business risks associated with dependence on a small number of major customers, these significant customer concentrations have in the past resulted in significant concentrations of accounts receivable. These significant and concentrated receivables expose us to additional risks, including the risk of default by one or more customers representing a significant portion of our total receivables. If any of our major customers were unable or unwilling to pay or if we were required to take additional accounts receivable reserves, our business, financial condition and results of operations would be materially adversely affected.

On a market application basis, sales to the semiconductor industry, primarily for advanced packaging applications, accounted for approximately 58% and 75% of system revenue for the first quarter of 2004 and the year ended December 31, 2003, respectively. During the first quarter of 2004 and for the full year 2003, approximately 42% and 25%, respectively, of our systems revenue was derived from sales to nanotechnology manufacturers, including micro systems, TFH and optical networking device manufacturers. Our future results of operations and financial condition would be materially adversely impacted by a downturn in any of these market segments, or by loss of market share in any of these segments.

International Sales  International net sales accounted for approximately 77% and 61% of total net sales for the first quarter of 2004 and the year ended December 31, 2003, respectively. We anticipate that international sales, which typically have lower gross margins than domestic sales, principally due to increased competition and higher field service and support costs, will continue to account for a significant majority of total net sales. As a result, a significant portion of our net sales will continue to be subject to certain risks, including unexpected changes in regulatory requirements; difficulty in satisfying existing regulatory requirements; exchange rate fluctuations; tariffs and other barriers; political and economic instability; difficulties in accounts receivable collections; natural disasters; some dependence on outside sales representative organizations; difficulties in staffing and managing foreign subsidiary and branch operations; and potentially adverse tax consequences.

Although we generally transact our international sales in U.S. dollars, international sales expose us to a number of additional risks, including fluctuations in the value of local currencies relative to the U.S. dollar, which, in turn, impact the relative cost of ownership of our products and may further impact the purchasing ability of our international customers. However, in Japan, we have a direct sales operation and orders are often denominated in Japanese yen. This may subject us to a higher degree of risk from currency exchange rate fluctuations. We attempt to mitigate this exposure through the use of foreign exchange forward contracts. We are also subject to the risks associated with the imposition of legislation and regulations relating to the import or export of semiconductors and nanotechnology products. We cannot predict whether the United States, Japan or any other country will implement changes to quotas, duties, taxes or other charges or restrictions upon the importation or exportation of our products. These factors, or the adoption of restrictive policies, may have a material adverse effect on our business, financial condition and results of operations.

Lengthy Sales Cycles  Sales of our systems depend, in significant part, upon the decision of a prospective customer to increase manufacturing capacity or to restructure current manufacturing facilities, either of which typically involves a significant commitment of capital. Many of our customers in the past have cancelled the development of new manufacturing facilities and have substantially reduced their capital equipment budgets. In view of the significant investment involved in a system purchase, we have experienced and may continue to experience delays following initial qualification of our systems as a result of delays in a customer’s approval process. Additionally, we are presently receiving orders for systems that have lengthy delivery schedules, which may be due to longer production lead times or a result of customers’ capacity scheduling requirements. For these and other reasons, our systems typically have a lengthy sales cycle during which we may expend substantial funds and management effort in securing a sale. Lengthy sales cycles subject us to a number of significant risks, including inventory obsolescence and fluctuations in operating results, over which we have little or no control. In order to maintain or exceed our present level of net sales, we are dependent upon obtaining orders for systems that will ship and be accepted in the current period.

Changes to Financial Accounting Standards May Affect the Company’s Reported Results of Operations  We prepare our financial statements in conformity with accounting principles generally accepted in the United States, or U.S. GAAP. These principles are subject to interpretation by the American Institute of Certified Public Accountants, the SEC and various bodies formed to interpret and create appropriate accounting policies. A change in those policies can have a significant effect on our reported results and may affect our reporting of transactions completed before a change is announced.

Accounting policies affecting many other aspects of our business, including rules relating to revenue recognition, off-balance sheet transactions, employee stock options, restructurings, asset disposals, intangible assets, derivative and other financial instruments, and in-process research and development charges, have recently been revised or are under review. Changes to those rules or the questioning of current practices may have a material adverse effect on our reported financial results or on the way we conduct business. In addition, our preparation of financial statements in accordance with U.S. GAAP requires that we make estimates and assumptions that affect the recorded amounts of assets and liabilities, disclosure of those assets and liabilities at the date of the financial statements and the recorded amounts of expenses during the reporting period. A change in the facts and circumstances surrounding those estimates could result in a change to our estimates and could impact our future operating results.

Rapid Technological Change; Importance of Timely Product Introduction  The semiconductor and nanotechnology manufacturing industries are subject to rapid technological change and new product introductions and enhancements. Our ability to be competitive in these and other markets will depend, in part, upon our ability to develop new and enhanced systems and related software tools, and to introduce these systems and related software tools at competitive prices and on a timely and cost-effective basis to enable customers to integrate them into their operations either prior to or as they begin volume product manufacturing. We will also be required to enhance the performance of our existing systems and related software tools. Any success we may have in developing new and enhanced systems and related software tools depends upon a variety of factors, including product selection, timely and efficient completion of product design, timely and efficient implementation of manufacturing and assembly processes, product performance in the field and effective sales and marketing. Because new product development commitments must be made well in advance of sales, new product decisions must anticipate both future demand and the technology that will be available to supply that demand. There can be no assurance that we will be successful in selecting, developing, manufacturing or marketing new products and related software tools or enhancing our existing products and related software tools. Any such failure would materially adversely affect our business, financial condition and results of operations.

Because of the large number of components in our systems, significant delays can occur between a system’s introduction and when we commence volume production of such systems. We have experienced delays from time to time in the introduction of, and technical and manufacturing difficulties with, certain of our systems and enhancements and related software features and options, and may experience delays and technical and manufacturing difficulties in future introductions or volume production of new systems or enhancements and related software features and options.

We may encounter additional technical, manufacturing or other difficulties that could further delay future introductions or volume production of systems or enhancements. Our inability to complete the development or meet the technical specifications of any of our systems or enhancements and related software tools, or our inability to manufacture and ship these systems or enhancements and related software tools in volume and in time to meet the requirements for manufacturing the future generation of semiconductor or nanotechnology devices would materially adversely affect our business, financial condition and results of operations. In addition, we may incur substantial unanticipated costs to ensure the functionality and reliability of our products early in the products’ life cycles. If new products have reliability or quality problems, reduced orders or higher manufacturing costs, delays in collecting accounts receivable and additional service and warranty expenses may result. Any of such events may materially adversely affect our business, financial condition and results of operations.

Sole or Limited Sources of Supply  Our manufacturing activities consist of assembling and testing components and subassemblies, which are then integrated into finished systems. We rely on a limited number of outside suppliers and subcontractors to manufacture certain components and subassemblies. We order one of the most critical components of our technology, the glass for our 1X lenses, from external suppliers. We design the 1X lenses and provide the lens specifications and the glass to other suppliers, who then machine the lens elements. We then assemble and test the optical 1X lenses.

We procure some of our other critical systems’ components, subassemblies and services from single outside suppliers or a limited group of outside suppliers in order to ensure overall quality and timeliness of delivery. Many of these components and subassemblies have significant production lead times. To date, we have been able to obtain adequate services and supplies of components and subassemblies for our systems in a timely manner. However, disruption or termination of certain of these sources could result in a significant adverse impact on our ability to manufacture our systems. This, in turn, would have a material adverse effect on our business, financial condition and results of operations. Our reliance on a sole or a limited group of suppliers and our reliance on subcontractors involve several risks, including a potential inability to obtain an adequate supply of required components due to the suppliers’ failure or inability to provide such components in a timely manner, or at all, and reduced control over pricing and timely delivery of components. Although the timeliness, yield and quality of deliveries to date from our subcontractors have been acceptable, manufacture of certain of these components and subassemblies is an extremely complex process, and long lead-times are required. Any inability to obtain adequate deliveries or any other circumstance that would require us to seek alternative sources of supply or to manufacture such components internally could delay our ability to ship our products, which could damage relationships with current and prospective customers and have a material adverse effect on our business, financial condition and results of operations.

Dependence on Key Personnel  Our future operating results depend, in significant part, upon the continued contributions of key personnel, many of whom would be difficult to replace. We have entered into employment agreements with only a limited number of our employees, including our Chief Executive Officer, President and Chief Financial Officer, and our employees are employed “at will.” These employment agreements contain vesting acceleration and severance payment provisions that could result in significant costs or charges to us should the employee be terminated without cause, die or have a disability. We do not maintain any life insurance on any of our key people. The loss of key personnel could have a material adverse effect on our business, financial condition and results of operations. In addition, our future operating results depend in significant part upon our ability to attract and retain other qualified management, manufacturing, technical, sales and support personnel for our operations. There are only a limited number of people with the requisite skills to serve in these positions and it may become increasingly difficult for us to hire such personnel over time. At times, competition for such personnel has been intense, particularly in the San Francisco Bay Area where we maintain our headquarters and principal operations, and there can be no assurance that we will be successful in attracting or retaining such personnel. The failure to attract or retain such persons would materially adversely affect our business, financial condition and results of operations.

Volatility of Stock Price and Dilutive Impact of Employee Stock Options  We believe that factors such as announcements of developments related to our business, fluctuations in our operating results, a shortfall in revenue or earnings, changes in analysts’ expectations, general conditions in the semiconductor and nanotechnology industries or the worldwide or regional economies, sales of our securities into the marketplace, an outbreak or escalation of hostilities, announcements of technological innovations or new products or enhancements by us or our competitors, developments in patents or other intellectual property rights and developments in our relationships with our customers and suppliers could cause the price of our common stock to fluctuate, perhaps substantially. The market price of our common stock may continue to experience significant fluctuations in the future, including fluctuations that may be unrelated to our performance.

As of May 1, 2004, we had approximately 5.8 million stock options outstanding. Among other determinants, the market price of our stock has a major bearing on the number of stock options outstanding that are included in the weighted-average shares used in determining our net income (loss) per share. During periods of extreme volatility, the impact of higher stock prices can have a materially dilutive effect on our net income (loss) per share (diluted). Additionally, options are excluded from the calculation of net income (loss) per share when we have a net loss or when the exercise price of the stock option is greater than the average market price of our common stock, as the impact of the stock options would be anti-dilutive.

Effects of Certain Anti-Takeover Provisions  Certain provisions of our Certificate of Incorporation, equity incentive plans, Shareholder Rights Plan, licensing agreements, Bylaws and Delaware law may discourage certain transactions involving a change in control of our company. In addition to the foregoing, our classified board of directors, the shareholdings of our officers, directors and persons or entities that may be deemed affiliates and the ability of the Board of Directors to issue “blank check” preferred stock without further stockholder approval could have the effect of delaying, deferring or preventing a change in control of the Company and may adversely affect the voting and other rights of holders of Common Stock.

California Manufacturing Location  We perform all of our manufacturing activities (final assembly, system testing and certain subassembly) in clean room environments totaling approximately 26,000 square feet located in San Jose, California. Performing manufacturing operations in California exposes us to a higher risk of natural disasters, including earthquakes. In addition, in the past California has experienced power shortages, which have interrupted our operations.  Such shortages could occur in the future and could again interrupt our operations resulting in product shipment delays, increased costs and other problems, any of which could have a material adverse effect on our business, customer relationships and results or operations. We are not insured against natural disasters and power shortages and the occurrence of such an event could materially adversely impact our results of operations.

Environmental Regulations  We are subject to a variety of governmental regulations relating to the use, storage, discharge, handling, emission, generation, manufacture and disposal of toxic or other hazardous substances used to manufacture our systems. We believe that we are currently in compliance in all material respects with such regulations and that we have obtained all necessary environmental permits to conduct our business. Nevertheless, the failure to comply with current or future regulations could result in substantial fines being imposed on us, suspension of production, alteration of the manufacturing process or cessation of operations. Such regulations could require us to acquire expensive remediation equipment or to incur substantial expenses to comply with environmental regulations. Any failure by us to control the use, disposal or storage of, or adequately restrict the discharge of, hazardous or toxic substances could subject us to significant liabilities.

Terrorist Attacks and Threats, and Government Responses Thereto, May Negatively Impact Our Operations, Revenues, Costs and Stock Price.  Terrorist attacks in the United States and elsewhere, government responses thereto, and military actions in Iraq, Afghanistan and elsewhere, may disrupt our operations or those of our customers and suppliers and may affect the availability of materials needed to manufacture our products or the means to transport those materials to manufacturing facilities and finished products to customers. In addition, any of these events could increase volatility in the United States and world financial markets which may depress the price of our common stock and may limit the capital resources available to us or our customers or suppliers, which could result in decreased orders from customers, less favorable financing terms from suppliers, and scarcity or increased costs of materials and components of our products. Additionally, terrorist attacks directly on Ultratech may significantly disrupt our ability to conduct our business. Any of these occurrences could have a significant impact on our operating results, revenues and costs and may result in increased volatility of the market price of our common stock.

Information Available on Company Web-site

Our web-site is located at www.ultratech.com. We make available, free of charge, through our web-site, our annual report on Form 10-K, quarterly reports on Form 10-Q, Form 3, 4 and 5 filings and current reports on Form 8-K (and amendments to those reports), as soon as reasonably practicable after such reports are filed with the SEC.

Item 3.                                   Quantitative and Qualitative Disclosures about Market Risk

Reference is made to Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report on Form 10-K for the year ended December 31, 2003 and to the subheading “Derivative Instruments and Hedging” in Item 8, “Financial Statements and Supplementary Data”, under the heading “Notes to Consolidated Financial Statements” of our Annual Report on Form 10-K for the year ended December 31, 2003.

Interest rate risk

Our exposure to market risk due to potential changes in interest rates, relates primarily to our investment portfolio, which consisted primarily of fixed interest rate instruments as of April 3, 2004. These instruments are held for purposes other than trading. We maintain an investment policy designed to ensure the safety and preservation of our invested funds by limiting market risk and the risk of default. If interest rates were to suddenly rise by 50 basis points, the market value of our portfolio would decline by approximately $0.6 million.

Foreign Currency Risk Management

The majority of our revenue, expense and capital purchasing activities are transacted in U.S. dollars. However, we do enter into these transactions in other currencies, primarily Japanese Yen. To protect against reductions in value and the volatility of future cash flows caused by changes in currency exchange rates we have established transaction and balance sheet hedging programs. We use foreign currency forward contracts to hedge the risk that unremitted Japanese yen denominated receipts from customers for actual or forecasted sales of equipment after receipt of customer orders may be adversely affected by changes in foreign currency exchange rates. At April 3, 2004, we had taken action to hedge approximately all of these

Japanese yen denominated exposures. To hedge this exposure, we enter into foreign currency forward contracts that generally have maturities of nine months or less. We often close foreign currency forward contracts by entering into an offsetting contract. At April 3, 2004, we had contracts for the sale and purchase of $9.1 and $0.2 million, respectively, of foreign currencies at fixed rates of exchange. Our hedging programs reduce, but do not always entirely eliminate, the impact of currency movements.

Item 4.                                   Controls and Procedures

We conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this report (the “Evaluation Date”).  Based upon the evaluation, our principal executive officer and principal financial officer concluded as of the Evaluation Date that our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is accumulated and communicated to management to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. Management is further required to apply judgment in evaluating the cost-benefit relationship of possible controls and procedures.

PART 2:                                                OTHER INFORMATION

Item 1.                                                           Legal Proceedings.

On February 29, 2000, we filed lawsuits asserting patent infringement and related claims against Nikon, Canon, and ASML in the U.S. District Court for the Eastern District of Virginia. In April 2000, we reached a settlement with Nikon, and in September 2001, we reached a settlement with Canon. The patent litigation against ASML is ongoing after having been transferred to the Northern District of California. After the District Court made a preliminary determination that ASML did not infringe the patent, we appealed the decision to the Court of Appeal for the Federal Circuit in Washington, D.C., and oral arguments were heard in February 2004.  The Court of Appeal for the Federal Circuit in Washington, D.C. reversed the preliminary determination of the District Court and remanded the case back to the District Court for further proceedings. ASML has petitioned the Court of Appeal for the Federal Circuit in Washington, D.C. for reconsideration of their decision.  Our response to the ASML petition was filed with the Court of Appeals on May 3, 2004.

On October 12, 2001, we were sued in the District Court of Massachusetts by SVG Lithography Systems (“SVGL”), alleging infringement of several patents. SVGL is a division of Silicon Valley Group, Inc., which is a wholly owned subsidiary of ASML. As of March 2004, all claims made by SVGL have been dismissed.

We are involved in other lawsuits and legal actions that we believe are not material to our business or financial condition.

Item 2.	Changes in Securities and Use of Proceeds.	None.

Item 3.	Defaults upon Senior Securities.	None.

Item 4.	Submission of Matters to a Vote of Security Holders.	None.

Item 5.	Other Information.	None.

Item 6.	Exhibits and Reports on Form 8-K

(a) Exhibits

10.1	1993 Stock Option / Stock Issuance Plan (Amended and Restated as of March 2, 2004).

31.1	Certification of Chief Executive Officer required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) Reports on Form 8-K

During the quarter ended April 3, 2004:

•                  we furnished a Current Report on Form 8-K dated February 4, 2004 to the Securities and Exchange Commission reporting under Items 7 and 12 the issuance of a press release to report our financial results for the fourth quarter and fiscal year ended December 31, 2003; and

•                  we furnished a Current Report on Form 8-K dated March 25, 2004 to the Securities and Exchange Commission reporting under Item 9 the posting of an update to our quarterly teleconference guidance on our website.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ULTRATECH, INC.
(Registrant)

Date:	May 7, 2004	By:	/s/Bruce R. Wright
Bruce R. Wright
Senior Vice President, Finance and Chief Financial
Officer (Duly Authorized Officer and Principal Financial and Accounting Officer)

EXHIBIT INDEX

10.1	1993 Stock Option / Stock Issuance Plan (Amended and Restated as of March 2, 2004).

31.1	Certification of Chief Executive Officer required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.