Form 10-Q
period 2004-07-03
ULTRATECH INC
filed 2004-08-06
CIK 909791

UNITED STATES SECURITIES AND EXCHANGE
COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 3, 2004

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

Yes	☒	No	☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes	☒	No	☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date:

Class	Outstanding as of July 30, 2004
common stock, $.001 par value	23,780,394

ULTRATECH, INC.

PART 1.                FINANCIAL INFORMATION

Item 1.   Condensed Consolidated Financial Statements (Unaudited)

ULTRATECH, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)	July 3, 2004	Dec. 31, 2003*
	(Unaudited)
ASSETS
Current assets:
Cash, cash equivalents and short-term investments	$160,526	$165,902
Accounts receivable, net	14,911	9,398
Inventories	23,626	19,037
Income taxes receivable	—	349
Prepaid expenses and other current assets	1,968	2,099
Total current assets	201,031	196,785

Equipment and leasehold improvements, net	17,833	18,481

Demonstration inventories, net	3,606	3,071

Intangible assets, net	286	476

Other assets	2,388	1,935
Total assets	$225,144	$220,748

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Notes payable	$5,300	$2,564
Accounts payable	10,296	7,729
Deferred product and service income	3,541	1,088
Deferred license income	2,896	4,752
Other current liabilities	8,664	10,151
Total current liabilities	30,697	26,284

Other liabilities	4,488	3,725

Total stockholders’ equity	189,959	190,739
Total liabilities and stockholders’ equity	$225,144	$220,748

* The Balance Sheet as of December 31, 2003 has been derived from the audited financial statements at that date.

See accompanying notes to unaudited condensed consolidated financial statements

ULTRATECH, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended		Six Months Ended
(In thousands, except per share amounts)	July 3, 2004	June 28, 2003	July 3, 2004	June 28, 2003
Net sales:
Products	$18,690	$21,206	$41,480	$39,842
Services	2,879	2,630	5,772	5,066
Licenses	928	928	1,856	1,856
Total net sales	22,497	24,764	49,108	46,764

Cost of sales:
Cost of products sold	10,151	11,161	21,844	23,441
Cost of services	2,173	1,779	4,031	3,365
Total cost of sales	12,324	12,940	25,875	26,806
Gross profit	10,173	11,824	23,233	19,958

Operating expenses:
Research, development, and engineering	6,248	5,583	12,458	10,174
Selling, general, and administrative	7,160	5,160	14,247	10,266
Amortization of intangible assets	95	95	190	190
Restucture of operations	—	(114)	—	(114)
Operating income (loss)	(3,330)	1,100	(3,662)	(558)

Interest expense	(20)	(57)	(55)	(123)

Interest and other income, net	857	1,121	1,816	2,172

Income (loss) before tax	(2,493)	2,164	(1,901)	1,491
Income tax provision (benefit)	(227)	135	(162)	445

Net income (loss)	$(2,266)	$2,029	$(1,739)	$1,046

Earnings (loss) per share - basic:
Net income (loss)	$(0.10)	$0.09	$(0.07)	$0.05
Number of shares used in per share computations - basic	23,705	22,783	23,675	22,743
Earnings (loss) per share - diluted:
Net income (loss)	$(0.10)	$0.09	$(0.07)	$0.05
Number of shares used in per share computations - diluted	23,705	23,381	23,675	23,030

See accompanying notes to unaudited condensed consolidated financial statements

ULTRATECH, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended
(In thousands)	July 3, 2004	June 28, 2003

Cash flows from operating activities:
Net income (loss)	$(1,739)	$1,046
Charges to income not affecting cash	4,341	4,846
Net effect of changes in operating assets and liabilities	(8,377)	544
Net cash generated by (used in) operating activities	(5,775)	6,436

Cash flows from investing activities:
Capital expenditures	(2,577)	(2,220)
Investments in securities	(69,073)	(81,361)
Proceeds from sales and maturities of investments	71,587	83,707
Net cash generated by (used in) investing activities	(63)	126

Cash flows from financing activities:
Net repayment of notes payable	2,736	(2,945)
Proceeds from issuance of common stock	1,469	971
Net cash provided by (used in) financing activities	4,205	(1,974)

Net effect of exchange rate changes on cash	312	19

Net increase (decrease) in cash and cash equivalents	(1,321)	4,607

Cash and cash equivalents at beginning of period	25,149	18,178

Cash and cash equivalents at end of period	$23,828	$22,785

See accompanying notes to unaudited condensed consolidated financial statements

Ultratech, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

July 3, 2004

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

Operating results for the three and six month periods ended July 3, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004, or any future period.

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

(3) Stock Based Compensation

We account for compensation expense related to our stock-based employee compensation plans under the intrinsic value method. Accordingly, no stock-based employee compensation cost is recorded in the condensed consolidated statements of operations, as all options granted under these plans had an exercise price equal to the market value of the underlying common stock on the date of grant.

The following table illustrates the effect on net income (loss) and earnings (loss) per share if we had applied the fair value recognition method to account for stock-based employee compensation.

	Three months ended		Six months ended
In thousands, except per share amounts	July 3, 2004	June 28, 2003	July 3, 2004	June 28, 2003
Net income (loss) as reported	$(2,266)	$2,029	$(1,739)	$1,046
Total stock-based employee compensation expense, determined under fair value based method for all awards, net of related tax effects	(16,974)	(2,054)	(19,913)	(4,231)
Pro forma net income (loss)	$(19,240)	$(25)	$(21,652)	$(3,185)

Net income (loss) per share - basic, as reported	$(0.10)	$0.09	$(0.07)	$0.05
Pro forma net income (loss) per share - basic	$(0.84)	$(0.00)	$(0.93)	$(0.14)

Net income (loss) per share - diluted, as reported	$(0.10)	$0.09	$(0.07)	$0.05
Pro forma net income (loss) per share - diluted	$(0.84)	$(0.00)	$(0.93)	$(0.14)

Included in the FAS 123 stock-based employee compensation expense above for the three and six month periods ending July 3, 2004, was $14.5 million resulting from the acceleration of vesting of approximately 1.6 million stock options for all optionees, except for non-employee members of the Board of Directors, whose exercise price, which ranges from $16.70 to $31.38 per share, exceeded the market price of our stock on the date of acceleration, June 25, 2004. We have never repriced stock options, thus, the exercise prices for the stock options accelerated were unchanged.  Only the vesting was changed and now all of the affected stock options are fully vested. As all of the stock options affected were “underwater”, there is no impact, under APB 25, on our consolidated statement of operations.

The table above used the following weighted-average assumptions to estimate the fair value of stock options at the date of grant using the Black-Scholes option-pricing model.

	Three months ended		Six months ended
	July 3, 2004	June 28, 2003	July 3, 2004	June 28, 2003

Expected life (in years): stock options	2.0	3.5	2.3	3.5

Expected life (in years): Employee Stock Purchase Plan	1.25	1.25	1.25	1.25

Risk-free interest rate	2.68%	1.97%	2.64%	2.47%

Volatility factor	0.62	0.71	0.63	0.71

Dividend yield	0.00%	0.00%	0.00%	0.00%

(4) Earnings (Loss) Per Share

The following sets forth the computation of basic and diluted net income (loss) per share:

	Three months ended		Six Months Ended
(Unaudited, in thousands, except per share amounts)	July 3, 2004	June 28, 2003	July 3, 2004	June 28, 2003

Numerator:
Net income (loss)	$(2,266)	$2,029	$(1,739)	$1,046

Denominator:
Denominator for basic net income (loss) per share	23,705	22,783	23,675	22,743
Effect of dilutive employee stock options	—	598	—	287
Denominator for diluted net income (loss) per share	23,705	23,381	23,675	23,030

Earnings (loss) per share - basic:
Net income (loss)	$(0.10)	$0.09	$(0.07)	$0.05

Earnings (loss) per share - diluted:
Net income (loss)	$(0.10)	$0.09	$(0.07)	$0.05

For the three and six month periods ended July 3, 2004, options to purchase 5,832,000 and 5,677,000 shares of common stock at an average exercise price of $18.35 and $18.14, respectively, were excluded from the computation of diluted net income per share, as the effect would have been anti-dilutive. For the three and six month periods ended June 28, 2003, options to purchase 1,518,000 and 3,833,000 shares of common stock at an average exercise price of $22.22 and $17.29, respectively, were excluded from the computation of diluted net loss per share, as the effect would have been anti-dilutive. Options are anti-dilutive when we have a net loss or when the exercise price of the stock option is greater than the average market price of our common stock.

(5) Inventories

Inventories consist of the following:

(In thousands)	July 3, 2004	Dec. 31, 2003
	(Unaudited)

Raw materials	$10,654	$8,647
Work-in-process	9,608	9,286
Finished products	3,364	1,104
	$23,626	$19,037

(6) Line of Credit

We have a line of credit agreement with a brokerage firm. Under the terms of this agreement, we may borrow funds at a cost equal to the current Federal funds rate plus 100 basis points (2.25% as of July 3, 2004). Certain of our cash, cash equivalents and short-term investments secure borrowings outstanding under this facility. Funds are advanced to us under this facility based on pre-determined advance rates on the cash and securities held by us in this brokerage account. This agreement has no set expiration date and there are no loan covenants. As of July 3, 2004, $5.3 million was outstanding under this facility, with a related collateral requirement of approximately $7.6 million of our cash, cash equivalents and short-term investments.

(7) Other Current Liabilities

Other current liabilities consist of the following:

(In thousands)	July 3, 2004	Dec. 31, 2003
	(Unaudited)

Salaries and benefits	$3,353	$2,841
Warranty reserves	1,498	1,257
Advance billings	946	1,523
Income taxes payable (receivable)	(175)	745
Reserve for losses on purchase order commitments	1,015	841
Other	2,027	2,944
	$8,664	$10,151

Warranty Accrual

We generally warrant our products for a period of 12 months for new products, or 3 months for refurbished products, from the date of customer acceptance for material and labor to repair the product. We estimate the costs that may be incurred under our basic limited warranty and record a liability in the amount of such costs at the time the product is shipped. Recognition of the related warranty cost is deferred until product revenue is recognized. Extended warranty terms, if granted, result in deferral of revenue approximating the fair value for similar service contracts. Factors that affect our warranty liability include the number of installed units, historical and anticipated rates of warranty claims, and cost per claim. We periodically assess the adequacy of our recorded warranty liabilities and adjust the amounts as necessary.

Changes in our product liability are as follows:

	Three months ended		Six months ended
In thousands	July 3, 2004	June 28, 2003	July 3, 2004	June 28, 2003
Balance, beginning of the period	$1,596	$1,689	$1,257	$1,462
Warranties issued during the period	744	853	1,971	1,843
Amortization during the period	(842)	(927)	(1,730)	(1,690)
Balance, end of the period	$1,498	$1,615	$1,498	$1,615

Deferred Service Income

We sell service contracts for which revenue is deferred and recognized ratably over the contract period, for time based service contracts, or as service hours are delivered, for contracts based on a purchased quantity of hours. Changes in our deferred service contract revenue are as follows:

	Three months ended		Six months ended
In thousands	July 3, 2004	June 28, 2003	July 3, 2004	June 28, 2003
Balance, beginning of the period	$867	$884	$821	$815
Service contracts sold during the period	1,952	1,495	3,944	3,376
Service contract revenue recognized during the period	(1,842)	(1,696)	(3,788)	(3,508)
Balance, end of the period	$977	$683	$977	$683

(8) Comprehensive Income (Loss)

The components of comprehensive income (loss) are as follows:

	Three months ended		Six Months Ended
(Unaudited, in thousands)	July 3, 2004	June 28, 2003	July 3, 2004	June 28, 2003
Net income (loss)	$(2,266)	$2,029	$(1,739)	$1,046
Accumulated other comprehensive income (loss)
Unrealized gain (loss) on available-for-sale securities	(866)	111	(971)	(69)
Unrealized gain (loss) on foreign exchange forward contracts	151	24	312	19
Comprehensive income (loss)	$(2,981)	$2,164	$(2,398)	$996

Accumulated other comprehensive income presented in the condensed consolidated balance sheets is comprised of changes in unrealized gains or losses on available-for-sale securities and the effect of exchange rate changes on foreign exchange forward contracts, net of tax. Accumulated other comprehensive income consists of the following:

In thousands:	July 3, 2004	Dec. 31, 2003
Unrealized gains (losses) on:
Available-for-sale investments	$286	$1,257
Foreign exchange contracts	(8)	(320)
Accumulated other comprehensive income at end of period	$278	$937

(9) Contingencies

Legal Proceedings

On February 29, 2000, we filed lawsuits asserting patent infringement and related claims against Nikon, Canon, and ASML in the U.S. District Court for the Eastern District of Virginia. In April 2000, we reached a settlement with Nikon, and in September 2001, we reached a settlement with Canon. The patent litigation against ASML is ongoing after having been transferred to the Northern District of California. After the District Court made a preliminary determination that ASML did not infringe the patent, we appealed the decision to the Court of Appeals for the Federal Circuit in Washington, D.C., and oral arguments were heard in February 2004.  The Court of Appeals for the Federal Circuit in Washington, D.C. reversed the preliminary determination of the District Court, ruling in our favor, and remanded the case back to the District Court for further proceedings. ASML petitioned the Court of Appeals for the Federal Circuit in Washington, D.C. for reconsideration of their decision. On June 1, 2004, the Court of Appeals for the Federal Circuit in Washington, D.C. denied ASML’s petition.

Item 2.                                                           Management’s Discussion and Analysis of Financial Condition and Results of Operations

Certain of the statements contained herein, which can be identified by words such as “anticipates”, “expects”, “intends”, “will”, “could”, “believes”, “estimates”, “continue”, and similar expressions, may be considered forward-looking statements under Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that involve risks and uncertainties, such as delays, deferrals and cancellations of orders by customers; lengthy sales cycles, including the timing of system installations and acceptances; lengthy and costly development cycles for advanced lithography and laser-processing technologies and applications; dependence on new product introductions and commercial success of any new products; integration, development and associated expenses of the laser processing operation; intellectual property matters; cyclicality in the semiconductor and nanotechnology industries; expiration of licensing arrangements, and the resulting adverse impact on our licensing revenues; high degree of industry competition; pricing pressures and product discounts; changes in pricing by us, our competitors or suppliers; customer concentration; market acceptance of new products and enhanced versions of our existing products; international sales; changes to financial accounting standards; timing of new product announcements and releases by us or our competitors; ability to volume produce systems and meet customer requirements; mix of products sold; rapid technological change and the importance of timely product introductions; outcome of litigation; sole or limited sources of supply; manufacturing variances and production levels; timing and degree of success of technologies licensed to outside parties; product concentration and lack of product revenue diversification; inventory obsolescence; asset impairment; ability and resulting costs to attract or retain sufficient personnel to achieve our targets for a particular period; dilutive effect of employee stock option grants on net income per share, which is largely dependent upon us achieving and maintaining profitability and the market price of our stock; effects of certain anti-takeover provisions; future acquisitions; volatility of stock price; business interruptions due to natural disasters or utility failures; environmental regulations; and any adverse effects of terrorist attacks in the United States or elsewhere, or government responses thereto, or military actions in Iraq, Afghanistan and elsewhere, on the economy, in general, or on our business in particular. Due to these and additional factors, certain statements, historical results and percentage relationships discussed below are not necessarily indicative of the results of operations for any future period.  These forward-looking statements are based on management’s current beliefs and expectations, some or all of which may prove to be inaccurate, and which may change.  We undertake no obligation to revise or update any forward-looking statements to reflect any event or circumstance that may arise after the date of this report.

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

RESULTS OF OPERATIONS

We derive a substantial portion of our total net sales from sales of a relatively small number of newly manufactured systems, which typically range in price from $1.0 million to $3.6 million. As a result of these high sale prices, the timing and recognition of revenue from a single transaction has had and most likely will continue to have a significant impact on our net sales and operating results for any particular period.

Our backlog at the beginning of a period typically does not include all of the sales needed to achieve our sales objectives for that period. In addition, orders in backlog are subject to cancellation, shipment or customer acceptance delays, and deferral or rescheduling by a customer with limited or no penalties. Consequently, our net sales and operating results for a period have been and will continue to be dependent upon our obtaining orders for systems to be shipped and accepted in the same period in which the order is received. Our business and financial results for a particular period could be materially adversely affected if an anticipated order for one system is not received in time to permit shipment and customer acceptance during that period. Furthermore, a substantial portion of our shipments have historically been made near the end of each quarter. Delays in installation and customer acceptance due, for example, to our inability to successfully demonstrate the agreed-upon specifications or criteria at the customer’s facility, or to the failure of the customer to permit installation of the system at the agreed upon time, has caused and may in the future cause net sales in a particular period to fall significantly below our expectations, which would materially adversely affect our operating results for that period. This risk is especially applicable in connection with the introduction and initial sales of a new product line. Additionally, the failure to receive anticipated orders or delays in shipments due, for example, to rescheduling, delays, deferrals or cancellations by customers, additional customer configuration requirements, or to unexpected manufacturing difficulties or delays in deliveries by suppliers due to their long production lead times, have caused and may in the future cause net sales in a particular period to fall significantly below our expectations, materially adversely affecting our operating results for that period. In particular, the long manufacturing cycles of our Saturn Spectrum family of wafer steppers, laser thermal processing systems and the long lead time for lenses and other materials, could cause shipments of these products to be delayed from one quarter to the next, which could materially adversely affect our financial condition and results of operations for a particular quarter.

Additionally, the need for continued expenditures for research and development, capital equipment, ongoing training and worldwide customer service and support, among other factors, will make it difficult for us to reduce our operating expenses in a particular period if we fail to achieve our net sales goals for the period.

Net sales

Second Quarter:

	Three Months Ended
(in millions)	July 3, 2004	June 28, 2003	Amount of Change	Percentage Change
Sales of:
Systems	$16.0	$18.9	$(2.9)	-15%
Spare parts	2.7	2.3	0.4	17%
Services	2.9	2.6	0.3	12%
Licenses	0.9	0.9	0.0	0%
Total net sales	$22.5	$24.8	$(2.3)	-9%

Net sales consist of revenues from system sales, spare parts sales, services and licensing of technologies. System sales decreased 15%, to $16.0 million, on a unit volume decrease of 15% in the second quarter of 2004 as compared to the second quarter of 2003. The weighted-average selling prices of systems sold during the second quarter of both 2004 and 2003 were the same.  In the second quarter of 2004 and 2003, refurbished systems accounted for approximately 36% and 31%, respectively, of units sold. This percentage can fluctuate from quarter to quarter and, as refurbished units generally have lower average selling prices than new units, any such fluctuation impacts the weighted average selling price of the systems sold.

On a product market application basis, system sales to the semiconductor industry, primarily for advanced packaging applications, were $11.2 million for the quarter ended July 3, 2004, a decrease of 14% when compared with system sales to this market in the second quarter of 2003. The decrease was due to recognizing revenue on the sales of fewer units to bump processing customers.  During the remainder of 2004, we believe that the semiconductor industry will strengthen resulting in increased equipment purchases and that we are positioned to grow as the utilization of advanced packaging in the semiconductor industry increases. System sales to the nanotechnology market were $4.8 million for the quarter ended July 3, 2004, a decrease of 18% as compared with system sales to this market in the second quarter of 2003, primarily as a result of lower average selling prices. The lower average selling prices were due to an increase in the number of refurbished systems shipped during the current quarter as compared to the same quarter in 2003.  During the remainder of 2004, we believe that revenue from the nanotechnology market will increase from the revenue levels reported in 2003. However, revenue from the nanotechnology market is subject to significant and sudden fluctuations, particularly in the thin film head market. Therefore, expected revenue levels from this market may not be realized.

Spare parts sales for the second quarter of 2004 increased 17%, to $2.7 million, as compared to the second quarter of 2003.  This increase was the result of increased sales of tool kits sold with new systems and a system computer upgrade in the second quarter of 2004 as compared to the same period in 2003. Revenues from services increased 12%, to $2.9 million for the second quarter of 2004, primarily as a result of an increase in system relocations by customers in Asia.

At July 3, 2004, we had approximately $5.3 million of deferred revenue resulting from products shipped, but not yet installed and accepted, and deferred services revenue, as compared with $6.2 million at April 3, 2004. The decrease was due to one less system shipped but not yet recognized as revenue at July 3, 2004. Deferred revenue related to our products is recognized upon satisfying the contractual obligations for installation and/or customer acceptance. During the second quarter of 2004, deferred license income decreased by $0.9 million, to $2.9 million, as a result of amortization of proceeds received in prior periods. Amortization of deferred license income results in current period license revenue.

For the quarter ended July 3, 2004, international net sales were $13.6 million, or 60% of total net sales, as compared with $15.9 million, or 64% of total net sales for the second quarter of 2003. We expect sales to international customers to represent a significant majority of our revenues during the remainder of 2004 as indicated by industry estimates that seven of the industry’s ten largest forecasted purchasers of semiconductor equipment are international companies. Our revenue derived from sales in foreign countries is not generally subject to significant exchange rate fluctuations, principally because sales contracts for our systems are generally denominated in U.S. dollars. In Japan, however, orders are often denominated in Japanese yen. For the quarter ended July 3, 2004, we recorded system sales in Japan of $4.8 million of which 60% were denominated in Japanese yen. This subjects us to the risk of currency fluctuations. We attempt to mitigate this risk by entering into foreign currency forward exchange contracts for the period between when an order is received and when it is recorded as revenue. After recording revenue, we use various mechanisms, such as foreign currency forward exchange contracts and natural hedges, to offset substantial portions of the gains or losses associated with our Japanese yen denominated receivables due to exchange rate fluctuations. We had approximately $3.9 million of Japanese yen denominated receivables at July 3, 2004. International sales expose us to a number of additional risks, including fluctuations in the value of local currencies relative to the U.S. dollar, which, in turn, impact the relative cost of ownership of our products. (See “Additional Risk Factors: International Sales”).

Year-To-Date:

	Six Months Ended
(in millions)	July 3, 2004	June 28, 2003	Amount of Change	Percentage Change
Sales of:
Systems	$36.4	$34.8	$1.6	5%
Spare parts	5.1	5.1	0.0	0%
Services	5.8	5.1	0.7	14%
Licenses	1.9	1.9	0.0	0%
Total net sales	$49.1	$46.8	$2.3	5%

System sales increased 5%, to $36.4 million, on a unit volume increase of 9%. The volume increase was partially offset by a decrease in the weighted-average selling prices of systems sold during the first half of 2004 of 4%. This decrease was the result of a shift in product mix from our 300-millimeter product to our 1000 series product.  In the first half of 2004 and 2003, refurbished systems accounted for approximately 29% and 27%, respectively, of units sold.  On a product market application basis, system sales to the semiconductor industry, primarily for advanced packaging applications, were $23.0 million for the first half of 2004, a decrease of 9% when compared with system sales to this market in the first half of 2003. The decrease was due to recognizing revenue on the sale of fewer units to bump processing customers.  System sales to the nanotechnology market were $13.4 million for the first half of 2004, an increase of 42% as compared with system sales to this market in the first half of 2003, primarily as a result of growth in the thin film head market.

Spare parts sales for the first half of 2004 were unchanged from the first half of 2003. Revenues from services increased 14%, to $5.8 million for the first half of 2004, primarily as a result of an increase in system relocations and general business activity by customers in Asia. Revenues from licensing and licensing support arrangements were unchanged at $1.9 million.

For the first half of 2004, international net sales were $34.0 million, or 69% of total net sales, as compared with $28.4 million, or 61% of total net sales for the first half of 2003.

Gross profit (loss)

	Three Months Ended		Six Months Ended
Expressed as a% of total net sales	July 3, 2004	June 28, 2003	July 3, 2004	June 28, 2003

Total net sales	100.0%	100.0%	100.0%	100.0%

Cost of products and services sold	55.1%	55.2%	53.5%	58.9%
Recovery of inventory writedown	-0.4%	-3.0%	-0.9%	-1.6%
Gross margin	45.2%	47.7%	47.3%	42.7%

During the second quarter of 2004 and 2003, we reported a benefit from the recovery of $0.1 million and $0.7 million, respectively, from the sale of inventory previously written down. In the first half of 2004 and 2003, we similarly reported benefits of $0.4 million and $0.7 million, respectively.  We presently record write-downs to reflect the reduction in carrying value for inventories and purchase order commitments in excess of 12 months of production demand (18 months for certain long lead-time items).  Based on our current expectations with respect to market demand for our products, gross margin may be favorably impacted by similar recoveries during the remainder of 2004. Exclusive of licensing revenues, gross margin was 42.9% for the quarter ended July 3, 2004 as compared with 45.7% for the same period in 2003, inclusive of the aforementioned recovery. Similarly, for the first half of 2004, gross margin, exclusive of licensing revenues, was 45.2% as compared with 40.3% for the same period in 2003.  We believe disclosure of gross margins without reference to licensing revenues provides additional appropriate disclosure to allow comparison of our product and service gross margins over time because there is little, if any, cost of sales associated with our licensing revenues.

On a comparative basis, gross margins, exclusive of the aforementioned recoveries were 44.9% and 44.7% for the second quarters of 2004 and 2003, respectively. We believe disclosure of gross margins exclusive of these recoveries provides additional appropriate disclosure to allow comparison of our gross margins over time. For the first half of 2004 and 2003, gross margins, exclusive of the aforementioned recoveries were 46.4% and 41.1%, respectively.  The 5.3 percentage point improvement in gross margin in the first half of 2004 as compared to the first half of 2003 was due primarily to increased production and service activity levels (5.1 percentage points).

Our gross profit as a percentage of sales has been and most likely will continue to be significantly affected by a variety of factors, including the mix of products sold; the introduction of new products, which typically have higher manufacturing costs until manufacturing efficiencies are realized and which are typically discounted more than existing products until the products gain market acceptance; the rate of capacity utilization; writedowns of inventory and open purchase commitments; technology support and licensing revenues, which have no associated cost of sales; product discounts, pricing and competition in our targeted markets; non-linearity of shipments during the quarter which can result in manufacturing inefficiencies; the percentage of international sales, which typically have lower gross margins than domestic sales principally due to higher field service and support costs; and start-up costs and inefficiencies associated with the implementation of subcontracting arrangements.

Operating Expenses

Research, development and engineering expenses for the second quarter and the first half of 2004 were $6.2 million and $12.5 million, respectively, an increase of $0.7 million and $2.3 million, respectively, from the amounts reported for the comparable periods of 2003.  As a percentage of net sales, research, development and engineering expenses increased to 27.8% and 25.4% for the second quarter and first half of 2004, respectively, as compared to 22.5% and 21.8% in the comparable year-ago periods. These increases were due to increased investments in our laser processing technologies and our next generation 1X stepper products.

Selling, general, and administrative expenses were $7.2 million and $14.2 million for the second quarter and first half of 2004, respectively, an increase of $2.0 million and $4.0 million, respectively, as compared with the comparable periods in 2003. As a percentage of net sales, selling, general, and administrative expenses increased to 31.8% and 29.0% in the second quarter and first half of 2004, respectively, as compared with 20.8% and 22.0% in the second quarter and first half of 2003, respectively. The increase in expenses in the second quarter of 2004 as compared to the second quarter of 2003 was due to increased marketing and sales activity primarily driven by our efforts in laser processing ($0.8 million), increased legal costs primarily related to our being a plaintiff in a patent infringement lawsuit ($0.7 million), increased costs associated with our compliance with the Sarbanes-Oxley Act of 2002 and related SEC and Nasdaq rules ($0.2 million), and other items which in total increased $0.3 million.  The increase in year-to-date expenses was due to increased marketing and sales activity primarily driven by our efforts in laser processing ($1.9 million), increased legal costs primarily related to our being a plaintiff in a patent infringement lawsuit ($0.9 million), increased costs associated with our compliance with the Sarbanes-Oxley Act of 2002 and related SEC and Nasdaq rules ($0.5 million), and other items which in total increased $0.6 million.

Interest and other income, net

Interest and other income, net, which consists primarily of interest income, was $0.9 million and $1.8 million for the second quarter and first half of 2004, respectively, as compared with $1.1 million and $2.2 million for the comparable periods of 2003. The decreases noted in 2004 from 2003 were primarily attributable to lower interest rates on our investments. We presently maintain an investment portfolio with a weighted-average maturity of less than one year. Consequently, changes in short-term interest rates have had a major impact on our interest income. Future changes in interest rates are expected to have a similar impact.

Income tax expense

For the three and six months ended July 3, 2004, we recorded an income tax benefit of $0.2 million and $0.2 million, respectively, as compared to income tax provisions of $0.1 million and $0.4 million for the comparable periods in 2003.  The recording of an income tax benefit for the three and six months ended July 3, 2004 was due to losses recorded during both periods, as compared to income reported in both comparable periods of 2003. We presently anticipate that we will recognize income tax expense in 2004 of approximately 8.5% of pre-tax income, primarily as a result of foreign income taxes and federal alternative minimum tax. We believe that the tax rate in 2004 will be substantially less than the statutory rate because of available federal net operating loss carry-forwards.

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

Outlook

Although we believe that our served markets have generally strengthened during the last twelve months, the anticipated timing of orders, shipments and customer acceptances usually requires us to fill a number of production slots in any given quarter in order to meet our sales targets. If we are unsuccessful in our efforts to secure those production orders, or if existing production orders are delayed or cancelled, our results of operations will be materially adversely impacted. Accordingly, we may not be able to achieve or maintain our current or prior level of sales.  We presently expect that net sales for the quarter ending October 2, 2004 will increase between 40% to 60% from the level of net sales reported for the second quarter of 2004 of $22.5 million.

Because our net sales are subject to a number of risks, including risks associated with the introduction of our new laser processing product line including delays in customer acceptance, intense competition in the capital equipment industry, uncertainty relating to the timing and market acceptance of our products and the condition of the macro-economy and the semiconductor industry, we may not exceed or maintain our current or prior level of net sales for any period in the future. Additionally, we believe that the market acceptance and volume production of our Saturn Spectrum 3e, our 300mm offerings, our laser processing systems and our 1000 series family of wafer steppers, are of critical importance to our future financial results. At July 3, 2004, these critical systems represented 84% of our backlog. To the extent that these products do not achieve or maintain significant sales due to difficulties involving manufacturing or engineering, the inability to reduce the current long manufacturing cycles for these products, competition, excess capacity in the semiconductor or nanotechnology device industries, customer acceptances, or any other reason, our business, financial condition and results of operations would be materially adversely affected.

We believe that gross margin for the quarter ending October 2, 2004, will be between 50% and 52%, as compared to gross margin of 45% for the second quarter of 2004. Should our sales decline or not increase to the level expected, we may incur a higher risk of inventory obsolescence and excess purchase commitments, which would materially adversely impact our results of operations. Additionally, increased price-based competition could contribute to erosion of gross margin.  New products generally have lower gross margins until there is widespread market acceptance and until production and after-sales efficiencies can be achieved. Should significant market demand fail to develop for our laser processing systems, our business, financial condition and results of operations may be materially adversely affected.  In addition, higher installation costs associated with early sales of our new laser processing products could negatively affect our gross margins.

We continue to invest significant resources in the development and enhancement of our laser processing systems and technologies and our 1X products and related technologies.  Further, we expect that selling, general and administrative expenses will continue to be impacted by the factors noted above in the explanation of current period variances as well as costs associated with a major annual tradeshow to be held during the third quarter.  As a result, for the three-month period ending October 2, 2004, we currently expect an operating margin of 5% to 10% and earnings per share of between $0.10 and $0.15.

LIQUIDITY AND CAPITAL RESOURCES

Net cash used in operating activities was $5.8 million for the six months ended July 3, 2004, as compared with net cash generated by operating activities of $6.4 million for the comparable period in 2003. Net cash used in operating activities during the first half of 2004 was attributable to the net loss of $1.7 million and the use of cash resulting from a net change in operating assets and liabilities of $8.4 million offset partially by non-cash charges to income of $4.3 million. The $8.4 million use of cash from the net change in operating assets and liabilities was primarily a result of an increase in accounts receivable of $5.5 million resulting from higher shipments in the second quarter of 2004 as compared to the fourth quarter of 2003 and an increase in inventories of $4.2 million due to an increase in production in anticipation of increased sales in the third quarter of 2004. Additionally, deferred license income declined by $1.9 million as result of our normal amortization schedule and we increased our investment in demonstration inventory by $1.0 million.  These increases were partially offset by an increase in accounts payable of $2.6 million as a result of the increases in inventory and an increase in deferred product and services income of $2.4 million due to shipments made but not yet recognized as revenue during the second quarter of 2004. There were no similar product revenue deferrals at December 31, 2003. We expect that accounts receivable and deferred product and services income will continue to increase during the remainder of 2004 as business levels increase.

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

During the first half of 2004, net cash used in investing activities was $0.1 million, attributable to capital expenditures of $2.6 million and a net decrease in available-for-sale securities of $2.5 million. We are planning to incur capital expenditures during the remainder of 2004 of between $3 million and $4 million for equipment and facility improvements driven primarily by our new product introductions.

Net cash provided by financing activities was $4.2 million during the first half of 2004, attributable to proceeds received from the issuance of common stock under our employee stock option and stock purchase plans of $1.5 million and borrowings under our credit facility.

At July 3, 2004, we had working capital of $170.3 million. Our principal source of liquidity at July 3, 2004 consisted of $160.5 million in cash, cash equivalents and short-term investments.

In September 2002, we entered into a line of credit agreement with a brokerage firm. Under the terms of this agreement, we may borrow funds at a cost equal to the current Federal funds rate plus 100 basis points (2.25% as of July 3, 2004). Certain of our cash, cash equivalents and short-term investments secure borrowings outstanding under this facility. Funds are advanced to us under this facility based on pre-determined advance rates on the cash and securities held by us in this brokerage account. This agreement has no set expiration date and there are no loan covenants. As of July 3, 2004, $5.3 million was outstanding under this facility, with a related collateral requirement of approximately $7.6 million of our cash, cash equivalents and short-term investments.

The development and manufacture of new lithography systems and enhancements is highly capital-intensive. In order to be competitive, we believe we must continue to make significant expenditures for capital equipment; sales, service, training and support capabilities; systems, procedures and controls; expansion of operations; and research and development, among many other items. We expect that cash generated from operations and our cash, cash equivalents and short-term investments will be sufficient to meet our cash requirements for at least the next twelve months. However, in the near-term, we may continue to utilize existing and future lines of credit, and other sources of financing, in order to maintain our present levels of cash, cash equivalents and short-term investments. Beyond the next twelve months, we may require additional equity or debt financing to address our working capital or capital equipment needs. In addition, we may seek to raise equity or debt capital at any time that we deem market conditions to be favorable. Additional financing, if needed, may not be available on reasonable terms, or at all.

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

Foreign currency

As part of our overall strategy to manage the level of exposure to the risk of foreign currency exchange rate fluctuations, we attempt to hedge most of our Japanese yen denominated foreign currency exposures. We use foreign currency forward contracts to hedge the risk that unremitted Japanese yen denominated receipts from customers for actual or forecasted sales of equipment after receipt of customer orders may be adversely affected by changes in foreign currency exchange rates. After recording revenue, we use various mechanisms, such as foreign currency forward exchange contracts and natural hedges, to offset substantial portions of the potential gains or losses associated with our Japanese yen denominated receivables and liabilities due to exchange rate fluctuations. At July 3, 2004, we had taken action to hedge approximately all of these Japanese yen denominated exposures. With the exception of natural hedges resulting from having both assets and liabilities denominated in Japanese yen, we hedge our exposures by entering into foreign currency forward contracts that generally have maturities of nine months or less. We often close foreign currency forward contracts by entering into offsetting contracts. At July 3, 2004, we had contracts for the sale and purchase of $5.6 and $1.6 million, respectively, of foreign currencies at fixed rates of exchange.

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

Development of New Product Lines; Expansion of Operations  Currently, we are devoting significant resources to the development, introduction and commercialization of our laser processing systems and to enhancements of our Saturn Spectrum 3e and Saturn Spectrum 300e2 wafer steppers and next generation related platforms. We intend to continue to develop these products and technologies during 2004, and to incur significant operating expenses in the areas of research, development and engineering, manufacturing and general and administrative costs in order to further develop, produce and support these new products. Additionally, gross profit margins and inventory levels may be further adversely impacted in the future by costs associated with the initial production of our laser processing systems and by future generations of our 1X lithography systems. Introduction of new products generally involves higher installation costs and product performance uncertainties that could delay customer acceptance of our systems, resulting in a delay in recognizing revenue associated with those systems and a reduction in gross margins. These costs include, but are not limited to, additional manufacturing overhead, additional inventory write-offs, costs of demonstration systems and facilities, and costs associated with the establishment of additional after-sales support organizations. Additionally, operating expenses may increase, relative to sales, as a result of adding additional marketing and administrative personnel, among other costs, to support our new products. If our new products do not result in significantly increased net sales or if our sales fall below expectations, our operating results will be materially adversely affected.

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

Intellectual Property Rights  Although we attempt to protect our intellectual property rights through patents, copyrights, trade secrets and other measures, we believe that our success will depend more upon the innovation, technological expertise and marketing abilities of our employees. Nevertheless, we have a policy of seeking patents when appropriate on inventions resulting from our ongoing research and development and manufacturing activities. We own 84 U. S. and foreign patents, which expire on dates ranging from June 2006 to November 2021 and have 57 U. S. and foreign patent applications pending. We also have various registered trademarks and copyright registrations covering mainly software programs used in the operation of our systems. In addition, we rely upon trade secret protection for our confidential and proprietary information. We may not be able to protect our technology adequately and competitors may be able to develop similar technology independently. Our pending patent applications may not result in a patent being issued and U.S. or foreign intellectual property laws may not protect our intellectual property rights. In addition, litigation may be necessary to enforce our patents, copyrights or other intellectual property rights, to protect our trade secrets, to determine the validity and scope of the proprietary rights of others or to defend against claims of infringement. Such litigation has resulted in, and in the future could result in, substantial costs and diversion of resources and could have a material adverse effect on our business, financial condition and results of operations, regardless of the outcome of the litigation. Patents issued to us may be challenged, invalidated or circumvented and the rights granted thereunder may not provide competitive advantages to us. Furthermore, others may independently develop similar technology or products or design around our patents. Challenges to, or invalidation of, patents related to our technologies would expose us to the risk of forfeiture of revenues and further risk of damage claims.

On February 29, 2000, we filed lawsuits asserting patent infringement and related claims against Nikon, Canon, and ASML in the U.S. District Court for the Eastern District of Virginia. In April 2000, we reached a settlement with Nikon, and in September 2001, we reached a settlement with Canon. The patent litigation against ASML is ongoing after having been transferred to the Northern District of California. After the District Court made a preliminary determination that ASML did not infringe the patent, we appealed the decision to the Court of Appeals for the Federal Circuit in Washington, D.C., and oral arguments were heard in February 2004.  The Court of Appeals for the Federal Circuit in Washington, D.C. reversed the preliminary determination of the District Court, ruling in our favor, and remanded the case back to the District Court for further proceedings. ASML petitioned the Court of Appeals for the Federal Circuit in Washington, D.C. for reconsideration of their decision. On June 1, 2004, the Court of Appeals for the Federal Circuit in Washington, D.C. denied ASML’s petition.

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

With respect to our laser annealing technologies, marketed under the LSA100 product name, our primary competition comes from companies that offer products utilizing rapid thermal processing (RTP), which currently is the prevailing manufacturing technology. Another potential advanced annealing solution utilizes flash lamp annealing technology (FLA). Several companies have published papers on annealing tools that incorporate flash lamp technology in order to reduce annealing times and increase anneal temperatures. Developers of flash lamp annealing (FLA) technology claim to have overcome annealing difficulties at the 65nm node. Additionally, competition to our laser processing products may come from other laser annealing tools, including those presently being used by the flat panel display industry to re-crystallize silicon. Manufacturers of these tools may try to extend the use of their technologies to semiconductor device applications.  We believe customers will choose between these technology alternatives based on their assessment of a combination of price and performance benefits for their specific applications.

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

Customer and Market Concentrations  Historically, we have sold a substantial portion of our systems to a limited number of customers. In the second quarter and first half of 2004, five customers represented approximately 63% and 43% of our system revenue, respectively.  In 2003, Intel Corporation accounted for 26% of our net sales. At July 3, 2004, three customers accounted for 30% of our system backlog. Cancellation, deferrals or rescheduling of orders by any of these customers would have a material adverse impact on our future results of operations.

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

On a market application basis, sales to the semiconductor industry, primarily for advanced packaging applications, accounted for approximately 63% and 75% of system revenue for the first half of 2004 and the year ended December 31, 2003, respectively. During the first half of 2004 and for the full year 2003, approximately 37% and 25%, respectively, of our systems revenue was derived from sales to nanotechnology manufacturers, including micro systems, thin film head and optical networking device manufacturers. Our future results of operations and financial condition would be materially adversely impacted by a downturn in any of these market segments, or by loss of market share in any of these segments.

International Sales  International net sales accounted for approximately 69% and 61% of total net sales for the first half of 2004 and the year ended December 31, 2003, respectively. We anticipate that international sales, which typically have lower gross margins than domestic sales, principally due to increased competition and higher field service and support costs, will continue to account for a significant majority of total net sales. As a result, a significant portion of our net sales will continue to be subject to certain risks, including unexpected changes in regulatory requirements; difficulty in satisfying existing regulatory requirements; exchange rate fluctuations; tariffs and other barriers; political and economic instability; difficulties in accounts receivable collections; natural disasters; some dependence on outside sales representative organizations; difficulties in staffing and managing foreign subsidiary and branch operations; and potentially adverse tax consequences.

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

Accounting policies affecting many other aspects of our business, including rules relating to revenue recognition, off-balance sheet transactions, employee stock options, restructurings, asset disposals, intangible assets, derivative and other financial instruments, and in-process research and development charges, have recently been revised or are under review. Changes to those rules or the questioning of how we interpret or implement those rules may have a material adverse effect on our reported financial results or on the way we conduct business. In addition, our preparation of financial statements in accordance with U.S. GAAP requires that we make estimates and assumptions that affect the recorded amounts of assets and liabilities, disclosure of those assets and liabilities at the date of the financial statements and the recorded amounts of expenses during the reporting period. A change in the facts and circumstances surrounding those estimates could result in a change to our estimates and could impact our future operating results.

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

We may encounter additional technical, manufacturing or other difficulties that could further delay future introductions or volume production of systems or enhancements. Our inability to complete the development or meet the technical specifications of any of our systems or enhancements and related software tools, or our inability to manufacture and ship these systems or enhancements and related software tools in volume and in time to meet the requirements for manufacturing the future generation of semiconductor or nanotechnology devices would materially adversely affect our business, financial condition and results of operations. In addition, we may incur substantial unanticipated costs to ensure the functionality and reliability of our products early in the products’ life cycles. If new products have reliability or quality problems, reduced orders or higher manufacturing costs, delays in customer acceptance, recognition of revenue and collecting accounts receivable and additional service and warranty expenses may result. Any of such events may materially adversely affect our business, financial condition and results of operations.

Sole or Limited Sources of Supply  Our manufacturing activities consist of assembling and testing components and subassemblies, which are then integrated into finished systems. We rely on a limited number of outside suppliers and subcontractors to manufacture certain components and subassemblies. We order one of the most critical components of our technology, the glass for our 1X lenses, from external suppliers. We design the 1X lenses and provide the lens specifications and the glass to other suppliers, who then manufacture the lens elements. We then assemble the lens elements and test the completed optical 1X lenses.

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

Dependence on Key Personnel  Our future operating results depend, in significant part, upon the continued contributions of key personnel, many of whom would be difficult to replace. We have entered into employment agreements with only a limited number of our employees, including our Chief Executive Officer, President and Chief Operating Officer, and Chief Financial Officer, and our employees are employed “at will.” These employment agreements contain vesting acceleration and severance payment provisions that could result in significant costs or charges to us should the employee be terminated without cause, die or have a disability. We do not maintain any life insurance on any of our key people. The loss of key personnel could have a material adverse effect on our business, financial condition and results of operations. In addition, our future operating results depend in significant part upon our ability to attract and retain other qualified management, manufacturing, technical, sales and support personnel for our operations. There are only a limited number of people with the requisite skills to serve in these positions and it may become increasingly difficult for us to hire such personnel over time. At times, competition for such personnel has been intense, particularly in the San Francisco Bay Area where we maintain our headquarters and principal operations, and there can be no assurance that we will be successful in attracting or retaining such personnel. The failure to attract or retain such persons would materially adversely affect our business, financial condition and results of operations.

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

As of August 1, 2004, we had approximately 6.0 million stock options outstanding. Among other determinants, the market price of our stock has a major bearing on the number of stock options outstanding that are included in the weighted-average shares used in determining our net income (loss) per share. During periods of extreme volatility, the impact of higher stock prices can have a materially dilutive effect on our net income (loss) per share (diluted). Additionally, options are excluded from the calculation of net income (loss) per share when we have a net loss or when the exercise price of the stock option is greater than the average market price of our common stock, as the impact of the stock options would be anti-dilutive.

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

Terrorist Attacks and Threats, and Government Responses Thereto, May Negatively Impact Our Operations, Revenues, Costs and Stock Price.  Terrorist attacks in the United States and elsewhere, government responses thereto, and military actions in Iraq, Afghanistan and elsewhere, may disrupt our operations or those of our customers and suppliers and may affect the availability of materials needed to manufacture our products or the means to transport those materials to manufacturing facilities and finished products to customers. In addition, any of these events could increase volatility in the United States and world financial markets which may depress the price of our common stock and may limit the capital resources available to us or our customers or suppliers, which could result in decreased orders from customers, less favorable financing terms from suppliers, and scarcity or increased costs of materials and components of our products. Additionally, terrorist attacks directly on Ultratech or our customers or suppliers may significantly disrupt our ability to conduct our business. Any of these occurrences could have a significant impact on our operating results, revenues and costs and may result in increased volatility of the market price of our common stock.

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

Interest rate risk

Our exposure to market risk due to potential changes in interest rates relates primarily to our investment portfolio, which consisted primarily of fixed interest rate instruments as of July 3, 2004. These instruments are held for purposes other than trading. We maintain an investment policy designed to ensure the safety and preservation of our invested funds by limiting market risk and the risk of default.

Foreign Currency Risk Management

The majority of our revenue, expense and capital purchasing activities are transacted in U.S. dollars. However, we do enter into these transactions in other currencies, primarily Japanese Yen. To protect against reductions in value and the volatility of future cash flows caused by changes in currency exchange rates we have established transaction and balance sheet hedging programs. We use foreign currency forward contracts to hedge the risk that unremitted Japanese yen denominated receipts from customers for actual or forecasted sales of equipment after receipt of customer orders may be adversely affected by changes in foreign currency exchange rates. At July 3, 2004, we had taken action to hedge approximately all of these Japanese yen denominated exposures. To hedge this exposure, we enter into foreign currency forward contracts that generally have maturities of nine months or less. We often close foreign currency forward contracts by entering into offsetting contracts. At July 3, 2004, we had contracts for the sale and purchase of $5.6 and $1.6 million, respectively, of foreign currencies at fixed rates of exchange. Our hedging programs reduce, but do not always entirely eliminate, the impact of currency movements.

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

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is accumulated and communicated to management to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. Management is further required to apply judgment in evaluating the cost-benefit relationship of possible controls and procedures.

PART 2:               OTHER INFORMATION

Item 1.                   Legal Proceedings.

On February 29, 2000, we filed lawsuits asserting patent infringement and related claims against Nikon, Canon, and ASML in the U.S. District Court for the Eastern District of Virginia. In April 2000, we reached a settlement with Nikon, and in September 2001, we reached a settlement with Canon. The patent litigation against ASML is ongoing after having been transferred to the Northern District of California. After the District Court made a preliminary determination that ASML did not infringe the patent, we appealed the decision to the Court of Appeals for the Federal Circuit in Washington, D.C., and oral arguments were heard in February 2004.  The Court of Appeals for the Federal Circuit in Washington, D.C. reversed the preliminary determination of the District Court, ruling in our favor, and remanded the case back to the District Court for further proceedings. ASML petitioned the Court of Appeals for the Federal Circuit in Washington, D.C. for reconsideration of their decision. On June 1, 2004, the Court of Appeals for the Federal Circuit in Washington, D.C. denied ASML’s petition.

We are involved in other lawsuits and legal actions that we believe are not material to our business or financial condition.

Item 2.	Changes in Securities and Use of Proceeds.	None.

Item 3.	Defaults upon Senior Securities.	None.

Item 4.	Submission of Matters to a Vote of Security Holders.

The following proposals were voted upon by the Company’s stockholders at the Company’s Annual Stockholders’ Meeting held on June 3, 2004.

1.               The following persons were elected as directors of the Company to serve for a term ending upon the Annual Stockholders’ Meeting indicated beside their respective names and until their successors are elected and qualified:

	Terms Ending Upon the Annual Stockholders’ Meeting	Votes for	Votes withheld
Arthur W. Zafiropoulo	2006	21,733,511	745,155
Joel F. Gemunder	2006	20,668,547	1,810,119
Nicholas Konidaris	2006	20,662,557	1,816,109
Rick Timmins	2006	21,655,284	823,382

2.               A proposal to ratify the appointment of Ernst & Young LLP as the Company’s independent auditors for the fiscal year ending December 31, 2004 was approved by the vote of 21,697,861 shares for; 776,179 shares against; and 4,626 shares abstained.

Item 5.                   Other Information.

Effective June 5, 2004, Kenneth Levy resigned as a Director of Ultratech, Inc.

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

None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ULTRATECH, INC.
(Registrant)

Date:	August 6, 2004	By:	/s/Bruce R. Wright
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