Form 10-Q
period 2004-10-02
ULTRATECH INC
filed 2004-11-05
CIK 909791

UNITED STATES

 SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 2, 2004

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

Yes ☒	No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes ☒	No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date:

Class	Outstanding as of October 29, 2004
common stock, $.001 par value	23,801,768

ULTRATECH, INC.

INDEX

PART 1.	FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements

Condensed Consolidated Balance Sheets as of October 2, 2004 and December 31, 2003

Condensed Consolidated Statements of Operations for the three and nine months ended October 2, 2004 and September 27, 2003

Condensed Consolidated Statements of Cash Flows for the nine months ended October 2, 2004 and September 27, 2003

Notes to Condensed Consolidated Financial Statements

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Item 4.	Controls and Procedures

PART 2.	OTHER INFORMATION

Item 1.	Legal Proceedings

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Item 3.	Defaults upon Senior Securities

Item 4.	Submission of Matters to a Vote of Security Holders

Item 5.	Other Information

Item 6.	Exhibits

SIGNATURES AND CERTIFICATIONS

PART 1.                FINANCIAL INFORMATION

Item 1.    Condensed Consolidated Financial Statements (Unaudited)

ULTRATECH, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)	Oct. 2, 2004	Dec. 31, 2003*
ASSETS	(Unaudited)

Current assets:
Cash, cash equivalents and short-term investments	$161,487	$165,902
Accounts receivable, net	20,284	9,398
Inventories	22,782	19,037
Income taxes receivable	—	349
Prepaid expenses and other current assets	1,988	2,099
Total current assets	206,541	196,785

Equipment and leasehold improvements, net	18,913	18,481

Demonstration inventories, net	5,192	3,071

Intangible assets, net	190	476

Other assets	2,499	1,935
Total assets	$233,335	$220,748

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Notes payable	$7,900	$2,564
Accounts payable	12,829	7,729
Deferred product and service income	4,317	1,088
Deferred license income	1,969	4,752
Other current liabilities	7,822	10,151
Total current liabilities	34,837	26,284

Other liabilities	4,844	3,725

Total stockholders’ equity	193,654	190,739
Total liabilities and stockholders’ equity	$233,335	$220,748

* The Balance Sheet as of December 31, 2003 has been derived from the audited financial statements at that date.

See accompanying notes to unaudited condensed consolidated financial statements

ULTRATECH, INC. CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Nine Months Ended
(In thousands, except per share amounts)	Oct. 2, 2004	Sep. 27, 2003	Oct. 2, 2004	Sep. 27, 2003
Net sales:
Products	$28,295	$22,732	$69,775	$62,574
Services	3,171	2,885	8,943	7,951
Licenses	927	927	2,783	2,783
Total net sales	32,393	26,544	81,501	73,308
Cost of sales:
Cost of products sold	13,889	11,312	35,733	34,753
Cost of services	2,294	1,519	6,325	4,884
Total cost of sales	16,183	12,831	42,058	39,637
Gross profit	16,210	13,713	39,443	33,671
Operating expenses:
Research, development, and engineering	6,478	5,544	18,936	15,718
Selling, general, and administrative	7,433	6,362	21,680	16,628
Amortization of intangible assets	96	96	286	286
Restucture of operations	—	—	—	(114)
Operating income (loss)	2,203	1,711	(1,459)	1,153
Interest expense	(36)	(112)	(91)	(235)
Interest and other income, net	864	1,117	2,680	3,289

Income before tax	3,031	2,716	1,130	4,207
Income tax provision (benefit)	186	(524)	24	(79)
Net income	$2,845	$3,240	$1,106	$4,286

Earnings per share - basic:
Net income	$0.12	$0.14	$0.05	$0.19
Number of shares used in per share computations - basic	23,764	23,010	23,704	22,870
Earnings per share - diluted:
Net income	$0.12	$0.13	$0.04	$0.18
Number of shares used in per share computations - diluted	24,044	25,144	24,769	23,883

See accompanying notes to unaudited condensed consolidated financial statements

ULTRATECH, INC
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended
(In thousands)	Oct. 2, 2004	Sep. 27, 2003
Cash flows from operating activities:
Net income	$1,106	$4,286
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	4,756	4,993
Amortization	1,802	1,769
Non-cash restructuring and asset impairment charges (recoveries)	—	(62)
Loss on disposal of equipment	9	180
Deferred compensation	162	125
Deferred income taxes	177	(475)
Changes in operating assets and liabilities:
Accounts receivable	(10,886)	(7,046)
Inventories	(3,745)	10,201
Taxes receivable	349	474
Prepaid expenses and other current assets	(66)	(419)
Demonstration inventory	(2,810)	(2,890)
Other assets	(564)	230
Accounts payable	5,100	1,307
Deferred product and services income	3,229	2,183
Deferred license income	(2,783)	(2,783)
Other liabilities	(1,213)	(3,608)
Net cash provided by (used in) operating activities	(5,377)	8,465

Cash flows from investing activities:
Capital expenditures	(5,197)	(4,306)
Investments in securities	(89,472)	(109,290)
Proceeds from sales and maturities of investments	108,782	133,090
Net cash provided by investing activities	14,113	19,494

Cash flows from financing activities:
Proceeds from notes payable	25,987	10,794
Repayment of notes payable	(20,651)	(18,027)
Proceeds from issuance of common stock	2,415	6,522
Net cash provided by (used in) financing activities	7,751	(711)

Net effect of exchange rate changes on cash	321	(98)

Net increase in cash and cash equivalents	16,808	27,150

Cash and cash equivalents at beginning of period	25,149	18,178

Cash and cash equivalents at end of period	$41,957	$45,328

Supplemental disclosures of cash flow information:
Other non-cash changes:
Systems transferred from (to) inventory to (from) equipment and other assets	$3,129	$1,062
Systems transferred from (to) equipment to (from) other assets	$1,097	$—

See accompanying notes to unaudited condensed consolidated financial statements.

Ultratech, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

October 2, 2004

(1) Description of Business

Ultratech, Inc. (referred to as “Ultratech” and “we”) develops, manufactures and markets photolithography and laser thermal processing equipment for manufacturers of semiconductor and nanotechnology components located throughout North America, Europe, Japan, Taiwan and the rest of Asia.

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

(2) Basis of Presentation

We have prepared the unaudited condensed consolidated financial statements in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of only normal recurring adjustments, considered necessary for fair presentation have been included.

Operating results for the three and nine month periods ended October 2, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004, or any future period.

USE OF ESTIMATES — The preparation of the financial statements and related disclosures, in conformity with U.S. generally accepted accounting principles, requires management to make estimates and judgments that affect the reported amounts in the financial statements and accompanying notes. On an ongoing basis, management evaluates its estimates, including those related to inventories, warranty obligations, purchase order commitments, bad debts, income taxes, intangible assets, useful lives of fixed assets, contingencies and litigation. Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates.

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

The following table illustrates the effect on net income (loss) and net income (loss) per share if we had applied the fair value recognition method to account for stock-based employee compensation.

In thousands, except per share amounts	Three months ended		Nine months ended
	Oct. 2, 2004	Sep. 27, 2003	Oct. 2, 2004	Sep. 27, 2003
Net income as reported	$2,845	$3,240	$1,106	$4,286
Total stock-based employee compensation expense, determined under fair value based method for all awards, net of related tax effects	(3,407)	(2,492	(23,320	(6,723
			)))
Pro forma net income (loss)	$(562)	$748	$(22,214)	$(2,437)

Net income (loss) per share - basic, as reported	$0.12	$0.14	$0.05	$0.19
Pro forma net income (loss) per share - basic	$(0.02)	$0.03	$(0.96)	$(0.11)

Net income (loss) per share - diluted, as reported	$0.12	$0.13	$0.04	$0.18
Pro forma net income (loss) per share - diluted	$(0.02)	$0.03	$(0.96)	$(0.11)

Included in the fair value stock-based employee compensation expense above for the three and nine month periods ended October 2, 2004, was $1.7 million and $16.2 million, respectively, resulting from the acceleration of vesting of options to purchase approximately 0.7 million and 2.3 million shares of common stock, respectively, for all optionees, except for non-employee members of the Board of Directors, whose exercise price, which ranges from $13.36 to $16.15 and $13.36 to $31.38 per share, respectively, exceeded the market price of our stock on the respective dates of acceleration, July 19, 2004 and June 25, 2004. We have never repriced stock options, thus, the exercise prices for the stock options accelerated were unchanged. Only the vesting was changed and now all of the affected stock options are fully vested. As the exercise price of all the stock options affected was greater than their fair market price on the date of vesting acceleration, there was no impact, under the intrinsic value method, on our consolidated statements of operations.

The table above used the following weighted-average assumptions to estimate the fair value of stock options at the date of grant using the Black-Scholes option-pricing model.

	Three months ended		Nine months ended
	Oct. 2,	Sep. 27,	Oct. 2,	Sep. 27,
	2004	2003	2004	2003
Expected life (in years): stock options	1.1	3.6	2.1	3.6

Expected life (in years):Employee Stock Purchase Plan	—	1.25	0.5	1.25

Risk-free interest rate	2.05%	2.64%	2.52%	2.55%

Volatility factor	0.48	0.70	0.60	0.71

Dividend yield	0.00%	0.00%	0.00%	0.00%

Reflected in the table above is the termination of our Employee Stock Purchase Plan in July 2004.

(4) Net Income Per Share

The following sets forth the computation of basic and diluted net income per share:

	Three months ended		Nine Months Ended
	Oct. 2,	Sep. 27,	Oct. 2,	Sep. 27,
(Unaudited, in thousands, except per share amounts)	2004	2003	2004	2003
Numerator:
Net income	$2,845	$3,240	$1,106	$4,286

Denominator:
Denominator for basic net income per share	23,764	23,010	23,704	22,870
Effect of dilutive employee stock options	280	2,134	1,065	1,013
Denominator for diluted net income per share	24,044	25,144	24,769	23,883

Earnings per share - basic:
Net income	$0.12	$0.14	$0.05	$0.19

Earnings per share - diluted:
Net income	$0.12	$0.13	$0.04	$0.18

For the three and nine month periods ended October 2, 2004, options to purchase 3,418,000 and 2,158,000 shares of common stock at an average exercise price of $22.35 and $25.43, respectively, were excluded from the computation of diluted net income per share, as the effect would have been anti-dilutive. For the three and nine month periods ended September 27, 2003, options to purchase 405,000 and 1,428,000 shares of common stock at an average exercise price of $29.30 and $23.34, respectively, were excluded from the computation of diluted net income per share, as the effect would have been anti-dilutive. Options are anti-dilutive when we have a net loss or when the exercise price of the stock option is greater than the average market price of our common stock.

(5) Inventories

Inventories consist of the following:

	Oct. 2, 2004	Dec. 31, 2003
(In thousands)	(Unaudited)
Raw materials	$9,191	$8,647
Work-in-process	11,403	9,286
Finished products	2,188	1,104
	$22,782	$19,037

(6) Other Assets

Other assets consist of the following:

	Oct. 2, 2004	Dec. 31, 2003
(In thousands)	(Unaudited)
Deferred compensation plan assets	$1,146	$645
Other	1,353	1,290
	$2,499	$1,935

(7) Line of Credit

We have a line of credit agreement with a brokerage firm. Under the terms of this agreement, we may borrow funds at a cost equal to the current Federal funds rate plus 100 basis points (2.75% as of October 2, 2004). Certain of our cash, cash equivalents and short-term investments secure borrowings outstanding under this facility. Funds are advanced to us under this facility based on pre-determined advance rates on the cash and securities held by us in this brokerage account. This agreement has no set expiration date and there are no loan covenants. As of October 2, 2004, $7.9 million was outstanding under this facility, with a related collateral requirement of approximately $11.3 million of our cash, cash equivalents and short-term investments.

(8) Other Current Liabilities

Other current liabilities consist of the following:

	Oct. 2, 2004	Dec. 31, 2003
(In thousands)	(Unaudited)
Salaries and benefits	$3,160	$2,841
Warranty accrual	1,790	1,257
Advance billings	592	1,523
Income taxes payable (receivable)	(363)	745
Reserve for losses on purchase order commitments	984	841
Other	1,659	2,944
	$7,822	$10,151

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

Changes in our product liability are as follows:

	Three months ended		Nine months ended
	Oct. 2,	Sep. 27,	Oct. 2,	Sep. 27,
(In thousands)	2004	2003	2004	2003
Balance, beginning of the period	$1,498	$1,615	$1,257	$1,462
Warranties issued during the period	1,088	950	3,059	2,794
Settlements during the period	(796)	(902)	(2,526)	(2,593)
Balance, end of the period	$1,790	$1,663	$1,790	$1,663

Deferred Service Income

We sell service contracts for which revenue is deferred and recognized ratably over the contract period, for time based service contracts, or as services are delivered, for contracts based on specific items. Changes in our deferred service contract revenue are as follows:

	Three months ended		Nine months ended
	Oct. 2,	Sep. 27,	Oct. 2,	Sep. 27,
(In thousands)	2004	2003	2004	2003
Balance, beginning of the period	$977	$683	$821	$815
Service contracts invoiced during the period	2,483	1,846	6,427	5,222
Service contract revenue recognized during the period	(2,106)	(1,862)	(5,894)	(5,370)
Balance, end of the period	$1,354	$667	$1,354	$667

(9) Other Liabilities

Other liabilities consist of the following:

	Oct. 2, 2004	Dec. 31, 2003
(In thousands)	(Unaudited)
Deferred rent	$3,167	$2,784
Deferred compensation plan liability	1,303	751
Other	374	190
	$4,844	$3,725

(10) Comprehensive Income

The components of comprehensive income are as follows:

	Three months ended		Nine Months Ended
	Oct. 2,	Sep. 27,	Oct. 2,	Sep. 27,
(Unaudited, in thousands)	2004	2003	2004	2003
Net income	$2,845	$3,240	$1,106	$4,286
Accumulated other comprehensive income (loss)
Unrealized gain (loss) on available-for-sale investments	(117)	(263)	(1,088)	(332)
Unrealized gain (loss) on foreign exchange forward contracts	9	(117)	321	(98)
Comprehensive income	$2,737	$2,860	$339	$3,856

Accumulated other comprehensive income presented in the condensed consolidated balance sheets is comprised of changes in unrealized gains or losses on available-for-sale securities and the effect of exchange rate changes on foreign exchange forward contracts, net of tax.

	Oct. 2,	Dec. 31,
(In thousands)	2004	2003
Unrealized gains (losses) on:
Available-for-sale investments	$169	$1,257
Foreign exchange contracts	1	(320)
Accumulated other comprehensive income at end of period	$170	$937

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Certain of the statements contained herein, which can be identified by words such as “anticipates”, “expects”, “intends”, “will”, “could”, “believes”, “estimates”, “continue”, and similar expressions, may be considered forward-looking statements under Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that involve risks and uncertainties, such as delays, deferrals and cancellations of orders by customers; lengthy sales cycles, including the timing of system installations and acceptances; lengthy and costly development cycles for lithography and laser-processing technologies and applications; dependence on new product introductions and commercial success of any new products; integration, development and associated expenses of the laser processing operation; intellectual property matters; expiration of licensing arrangements, and the resulting adverse impact on our licensing revenues; cyclicality in the semiconductor and nanotechnology industries; high degree of industry competition; pricing pressures and product discounts; changes in pricing by us, our competitors or suppliers; customer concentration; market acceptance of new products and enhanced versions of our existing products; international sales; changes to financial accounting standards; timing of new product announcements and releases by us or our competitors; ability to volume produce systems and meet customer requirements; mix of products sold; rapid technological change and the importance of timely product introductions; outcome of litigation; sole or limited sources of supply; manufacturing variances and production levels; timing and degree of success of technologies licensed to outside parties; product concentration and lack of product revenue diversification; inventory obsolescence; asset impairment; ability and resulting costs to attract or retain sufficient personnel to achieve our targets for a particular period; dilutive effect of employee stock option grants on net income per share, which is largely dependent upon us achieving and maintaining profitability and the market price of our stock; effects of certain anti-takeover provisions; future acquisitions; volatility of stock price; business interruptions due to natural disasters or utility failures; environmental regulations; and any adverse effects of terrorist attacks in the United States or elsewhere, or government responses thereto, or military actions in Iraq, Afghanistan and elsewhere, on the economy, in general, or on our business in particular. Due to these and additional factors, the statements, historical results and percentage relationships set forth below are not necessarily indicative of the results of operations for any future period.  These forward-looking statements are based on management’s current beliefs and expectations, some or all of which may prove to be inaccurate, and which may change.  We undertake no obligation to revise or update any forward-looking statements to reflect any event or circumstance that may arise after the date of this report.

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

RESULTS OF OPERATIONS

We derive a substantial portion of our total net sales from sales of a relatively small number of newly manufactured systems, which typically range in price from $0.8 million to $3.9 million. As a result of these high sale prices, the timing and recognition of revenue from a single transaction has had and most likely will continue to have a significant impact on our net sales and operating results for any particular period.

Our backlog at the beginning of a period typically does not include all of the sales needed to achieve our sales objectives for that period. In addition, orders in backlog are subject to cancellation, shipment or customer acceptance delays, and deferral or rescheduling by a customer with limited or no penalties. Consequently, our net sales and operating results for a period have been and will continue to be dependent upon our obtaining orders for systems to be shipped and accepted in the same period in which the order is received. Our business and financial results for a particular period could be materially adversely affected if an anticipated order for even one system is not received in time to permit shipment and customer acceptance during that period. Furthermore, a substantial portion of our shipments have historically been made near the end of each quarter. Delays in installation and customer acceptance due, for example, to our inability to successfully demonstrate the agreed-upon specifications or criteria at the customer’s facility, or to the failure of the customer to permit installation of the system at the agreed upon time, has caused and may in the future cause net sales in a particular period to fall significantly below our expectations, which would materially adversely affect our operating results for that period. This risk is especially applicable in connection with the introduction and initial sales of a new product line. Additionally, the failure to receive anticipated orders or delays in shipments due, for example, to rescheduling, delays, deferrals or cancellations by customers, additional customer configuration requirements, or to unexpected manufacturing difficulties or delays in deliveries by suppliers due to their long production lead times, have caused and may in the future cause net sales in a particular period to fall significantly below our expectations, materially adversely affecting our operating results for that period. In particular, the long manufacturing cycles of our Saturn Spectrum family of wafer steppers, laser processing systems and the long lead time for lenses and other materials, could cause shipments of these products to be delayed from one quarter to the next, which could materially adversely affect our financial condition and results of operations for a particular quarter.

Additionally, the need for continued expenditures for research and development, capital equipment, ongoing training and worldwide customer service and support, among other factors, will make it difficult for us to reduce our operating expenses in a particular period if we fail to achieve our net sales goals for the period.

Net sales

Third Quarter:

	Three Months Ended
	Oct. 2,	Sep. 27,	Amount of	Percentage
(in millions)	2004	2003	Change	Change
Sales of:
Systems	$24.9	$19.3	$5.6	29%
Spare parts	3.4	3.4	0.0	0%
Services	3.2	2.9	0.3	10%
Licenses	0.9	0.9	0.0	0%
Total net sales	$32.4	$26.5	$5.9	22%

Net sales consist of revenues from system sales, spare parts sales, services and licensing of technologies. System sales increased 29%, to $24.9 million, in the third quarter of 2004 as compared to the third quarter of 2003 on steady unit volumes.  Included in the current quarter’s results was the sale of one laser processing system.  The increase in systems revenue was due to an increase in the weighted-average selling prices of systems sold during the third quarter of 2004 as compared to the same quarter in 2003.  The improved weighted average selling price was due to the sale in the third quarter of 2003 of two relatively lower priced XLS reduction lithography systems, representing $0.9 million of revenue, which had been previously written off and a lower percentage of sales of refurbished systems in the third quarter of 2004. In the third quarter of 2004 and 2003, refurbished systems accounted for approximately 29% and 42%, respectively, of units sold. This percentage can fluctuate from quarter to quarter and, as refurbished units generally have lower average selling prices than new units, any such fluctuation impacts the weighted average selling price of the systems sold.

On a product market application basis, system sales to the semiconductor industry, primarily for advanced packaging applications, were $18.7 million for the quarter ended October 2, 2004, an increase of 26% when compared with system sales to this market in the third quarter of 2003. The increase was due to the sale of a laser processing system and a lower percentage of refurbished systems sold in the third quarter of 2004 as compared to 2003 resulting in an increase in our weighted average selling price in 2004.  These were offset partially by fewer units sold in total. System sales to the nanotechnology market were $6.2 million for the quarter ended October 2, 2004, an increase of 41% as compared with system sales to this market in the third quarter of 2003, as a result of increased volumes sold to thin film head customers.   The weighted average selling prices of our sales to the nanotechnology market for the two periods were similar.

Spare parts sales for the third quarter of 2004 of $3.4 million were unchanged when compared to the comparable period in 2003. Revenues from services increased 10%, to $3.2 million for the third quarter of 2004, primarily as a result of an increase in new contracts with existing customers in North America and Asia.

At October 2, 2004, we had approximately $7.7 million of deferred revenue resulting from products shipped, but not yet installed and accepted, and deferred services revenue, as compared with $5.3 million at July 3, 2004. The increase was due to two more systems shipped but not yet recognized as revenue at October 2, 2004. Deferred revenue related to our products is recognized upon satisfying the contractual obligations for installation and/or customer acceptance. During the third quarter of 2004, deferred license income decreased by $0.9 million, to $2.0 million, as a result of amortization of proceeds received in prior periods. Amortization of deferred license income results in current period license revenue.  We expect license revenue to continue at its current level until it ends in April of 2005.

For the quarter ended October 2, 2004, international net sales were $18.6 million, or 57% of total net sales, as compared with $16.3 million, or 61% of total net sales for the third quarter of 2003. We expect sales to international customers to represent a significant majority of our revenues during the remainder of 2004. Our revenue derived from sales in foreign countries is not generally subject to significant exchange rate fluctuations, principally because sales contracts for our systems are generally denominated in U.S. dollars. In Japan, however, orders are often denominated in Japanese yen. For the quarter ended October 2, 2004, we recorded system sales in Japan of $7.7 million of which 20% were denominated in Japanese yen. This subjects us to the risk of currency exchange rate fluctuations. We attempt to mitigate this risk by entering into foreign currency forward exchange contracts for the period between when an order is received and when it is recorded as revenue. After recording revenue, we use various mechanisms, such as foreign currency forward exchange contracts and natural hedges, to offset substantial portions of the gains or losses resulting from exchange rate fluctuations associated with our Japanese yen denominated receivables. We had approximately $4.0 million of Japanese yen denominated receivables at October 2, 2004. International sales expose us to a number of additional risks, beyond fluctuations in the value of local currencies relative to the U.S. dollar, which impact the relative cost of ownership of our products and, thus, the customer’s willingness to purchase our product. (See “Additional Risk Factors: International Sales”).

Year-To-Date:

	Nine Months Ended
	Oct. 2,	Sep. 27,	Amount of	Percentage
(in millions)	2004	2003	Change	Change
Sales of:
Systems	$61.4	$54.1	$7.3	13%
Spare parts	8.4	8.5	(0.1)	-1%
Services	8.9	8.0	0.9	11%
Licenses	2.8	2.8	0.0	0%
Total net sales	$81.5	$73.3	$8.2	11%

System sales increased 13%, to $61.4 million, on a unit volume increase of 6%. The weighted-average selling prices of systems sold during the first three quarters of 2004 increased 7% when compared to the same period in 2003. The improved weighted average selling price was due to the sale during the comparable period of 2003 of three relatively lower priced XLS reduction lithography systems, representing $1.4 million of revenue, which had been previously written off and a lower percentage of sales of refurbished systems in 2004. During the first three quarters of 2004 and 2003, refurbished systems accounted for approximately 29% and 33%, respectively, of units sold. On a product market application basis, system sales to the semiconductor industry, primarily for advanced packaging applications, were $41.7 million for the first three quarters of 2004, an increase of 4% when compared with system sales to this market in the comparable period of 2003. This increase was due primarily to an increase in the weighted average selling price resulting from a lower percentage of sales of refurbished systems in 2004. System sales to the nanotechnology market were $19.6 million for the first three quarters of 2004, an increase of 42% as compared with system sales to this market in the comparable period of 2003, primarily as a result of increased sales to thin film head customers.

Spare parts sales for the first three quarters of 2004 were essentially unchanged from the comparable period in 2003. Revenues from services increased 11%, to $8.9 million for the first three-quarters of 2004, primarily as a result of an increase in system relocations and general business activity by customers in Asia and new service contracts for existing customers in North America and Asia. Revenues from licensing and licensing support arrangements were unchanged at $2.8 million.

For the first three quarters of 2004, international net sales were $52.5 million, or 64% of total net sales, as compared with $44.8 million, or 61% of total net sales for the comparable period in 2003.

Gross profit (loss)

On a comparative basis, gross margins were 50.0% and 51.7% for the third quarters of 2004 and 2003, respectively. The decrease in gross margin was due to the favorable impact in the third quarter of 2003 from the sale of two XLS reduction lithography systems that had been previously written down (1.3 percentage points) and operational variances. For the first three quarters of 2004 and 2003, gross margins were 48.3% and 45.9%, respectively.  The 2.4 percentage point improvement in gross margin for the first three quarters of 2004 as compared to the first three quarters of 2003 was due primarily to increased production and service activity offset partially by the favorable impact in 2003 from the sale of 3 XLS reduction lithography systems which had been previously written down (0.7 percentage points).

Exclusive of licensing revenues, gross margin was 48.6% for the quarter ended October 2, 2004 as compared with 49.9% for the same period in 2003. Similarly, for the first three quarters of 2004, gross margin, exclusive of licensing revenues, was 46.6% as compared with 43.8% for the same period in 2003.   We believe disclosure of gross margins without reference to licensing revenues provides additional appropriate disclosure to allow comparison of our product and service gross margins over time because there is little, if any, cost of sales associated with our licensing revenues.  We expect license revenue to continue at its current level until it ends in April 2005.  Gross margins will be negatively impacted by the discontinuance of license revenue at that time.

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

Operating Expenses

Research, development and engineering expenses for the third quarter and the first three quarters of 2004 were $6.5 million and $18.9 million, respectively, an increase of $0.9 million and $3.2 million, respectively, from the amounts reported for the comparable periods of 2003. These increases were due to increased investments in the development of our laser processing technologies and our next generation 1X stepper products. As a percentage of net sales, research, development and engineering expenses decreased to 20.0% in the quarter ended October 2, 2004 as compared to 20.9% in the third quarter of 2003 as a result of increased revenue.  For the first three quarters of 2004, research, development and engineering expenses increased to 23.2% of revenue from 21.4% for the same period in 2003.

Selling, general, and administrative expenses were $7.4 million and $21.7 million for the third quarter and the first three quarters of 2004, respectively, an increase of $1.1 million and $5.1 million, respectively, as compared with the comparable periods in 2003. As a percentage of net sales, selling, general, and administrative expenses decreased to 22.9% in the quarter ended October 2, 2004 as compared to 24.0% in the third quarter of 2003 as a result of increased revenue. For the first three quarters of 2004, selling, general, and administrative expenses increased to 26.6% of revenue from 22.7% for the same period in 2003. The increase in expenses in the third quarter of 2004 as compared to the third quarter of 2003 was due to increased marketing and sales activity primarily driven by our efforts in laser processing ($0.6 million), increased legal costs primarily related to our being a plaintiff in a patent infringement lawsuit ($0.4 million), and other items which in total increased $0.1 million.  The increase in year-to-date expenses was due to increased marketing and sales activity primarily driven by our efforts in laser processing ($1.7 million), increased legal costs primarily related to our being a plaintiff in a patent infringement lawsuit ($1.2 million), increased costs associated with our compliance with the Sarbanes-Oxley Act of 2002 and related SEC and Nasdaq rules ($0.6 million), increased commission expense due to increased revenues ($0.4 million), and other items which in total increased $1.2 million.

Interest and other income, net

	Three Months Ended		Nine Months Ended
	Oct. 2,	Sep. 27,	Oct. 2,	Sep. 27,
(in thousands)	2004	2003	2004	2003
Interest income	$935	$1,087	$2,702	$3,377
Other income (expense), net	(71)	30	(22)	(88)
Interest and other income, net	$864	$1,117	$2,680	$3,289

Interest income was $0.9 million and $2.7 million for the third quarter and first three quarters of 2004, respectively, as compared with $1.1 million and $3.4 million for the comparable periods of 2003. The 2003 periods included interest income received related to the settlement of a research and development tax credit claim with the California Franchise Tax Board of $0.3 million. In addition to this favorable item in 2003, the decrease noted in the 2004 year-to-date period as compared to 2003 was due primarily to lower interest rates on our investments. We presently maintain an investment portfolio with a weighted-average maturity of less than one year. Consequently, changes in short-term interest rates have had a major impact on our interest income. Future changes in interest rates are expected to have a similar impact.

Income tax expense

For the three and nine months ended October 2, 2004, we recorded an income tax expense of $0.2 million and $0.0 million, respectively, as compared to income tax benefits of $0.5 million and $0.1 million for the comparable periods in 2003.  The 2004 periods include a $0.1 million benefit related to the settlement of tax audit issues in the United Kingdom. The recording of an income tax benefit for the three and nine months ended September 27, 2003 was due a special tax benefit of $0.3 million related to the settlement of a research and development tax credit claim with the California Franchise Tax Board, the recording of a $0.5 million benefit from the reversal of reserves associated with deferred tax assets carried on the balance sheet of our Japanese subsidiary, partially offset by current period tax expense.  We presently anticipate that we will recognize income tax expense in 2004 of approximately 10% to 15% of pre-tax income, primarily as a result of foreign income taxes and federal alternative minimum tax. We believe that the tax rate in 2004 will be substantially less than the statutory rate because of available federal net operating loss carry-forwards.

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

Outlook

Although we believe that our served markets have generally strengthened during the last twelve months, the anticipated timing of orders, shipments and customer acceptances usually requires us to fill a number of production slots in any given quarter in order to meet our sales targets. If we are unsuccessful in our efforts to secure those production orders, or if existing production orders are delayed or cancelled, our results of operations will be materially adversely impacted. Accordingly, we may not be able to achieve or maintain our current or prior level of sales.  We presently expect that net sales for the quarter ending December 31, 2004 will range from a 10% decrease to a 10% increase from the level of net sales reported for the third quarter of 2004 of $32.4 million.

Because our net sales are subject to a number of risks, including risks associated with the introduction of our new laser processing product line including delays in customer acceptance, intense competition in the capital equipment industry, uncertainty relating to the timing and market acceptance of our products and the condition of the macro-economy and the semiconductor industry, we may not exceed or maintain our current or prior level of net sales for any period in the future. Additionally, we believe that the market acceptance and volume production of our Saturn Spectrum 3e, our 300mm offerings, our laser processing systems, our new generation of 1X steppers and our 1000 series family of wafer steppers, are of critical importance to our future financial results. At October 2, 2004, these critical systems represented 88% of our backlog. To the extent that these products do not achieve or maintain significant sales due to difficulties involving manufacturing or engineering, the inability to reduce the current long manufacturing cycles for these products, competition, excess capacity in the semiconductor or nanotechnology device industries, customer acceptances, or any other reason, our business, financial condition and results of operations would be materially adversely affected.

We believe that gross margin for the quarter ending December 31, 2004, will be between 48% and 51%, as compared to gross margin of 50% for the third quarter of 2004. Should our sales decline or not increase to the level expected, we may incur a higher risk of inventory obsolescence and excess purchase commitments, which would materially adversely impact our results of operations.  New products generally have lower gross margins until there is widespread market acceptance and until production and after-sales efficiencies can be achieved. Should significant market demand fail to develop for our laser processing systems, our business, financial condition and results of operations may be materially adversely affected. In addition, higher installation costs associated with early sales of our new laser processing products could negatively affect our gross margins.

We continue to invest significant resources in the development and enhancement of our laser processing systems and technologies and our 1X products and related technologies. Further, we expect that selling, general and administrative expenses will continue to be impacted by the factors noted above in the explanation of current period variances.  As a result, for the three-month period ending December 31, 2004, we currently expect an operating margin of 0% to 10% and net income per share between $0.00 and $0.15.

LIQUIDITY AND CAPITAL RESOURCES

Net cash used in operating activities was $5.4 million for the first three quarters of 2004, as compared with net cash generated by operating activities of $8.5 million for the comparable period in 2003. Net cash used in operating activities during the first three quarters of 2004 was attributable to an increase in accounts receivable of $10.9 million resulting from higher shipments in the third quarter of 2004 as compared to the fourth quarter of 2003 and an increase in inventories of $3.8 million due to an increase in production in anticipation of increased shipments in the fourth quarter of 2004 and the launching of new products.  Also contributing to the use of cash were an increase in our demonstration inventory of $2.8 million as we made our new products available for customer demonstrations, a decrease in deferred license income of $2.8 million as we amortized the unearned income to revenue, and a decrease in other liabilities of $1.2 million due primarily to the payment of taxes in foreign jurisdictions.  Partially offsetting these uses of our cash were an increase in accounts payable of $5.1 million reflecting our increased business levels, an increase in deferred product and service income of $3.2 million due to an increase in shipments made but not yet recognized as revenue as compared to the number of shipments made but not yet recognized as revenue at December 31, 2003, net income of $1.1 million and non-cash charges to income for depreciation and amortization of $6.6 million. We expect that accounts receivable, inventory and deferred product and services income levels at December 31, 2004 will be similar to the levels currently reported.  Accounts payable is likely to increase as the result of a leasehold improvement project during the fourth quarter of 2004 as we prepare our manufacturing facility for the production of our new products.

We believe that because of the relatively long manufacturing cycle of certain of our systems, particularly newer products, our inventories will continue to represent a significant portion of working capital. Currently, we are devoting significant resources to the development, introduction and commercialization of our laser processing systems and to the development of our next generation 1X lithography technologies. We currently intend to continue to incur significant operating expenses in the areas of research, development and engineering, manufacturing and selling, general and administrative costs in order to further develop, produce and support these new products. Additionally, gross profit margins, inventory and capital equipment levels may be adversely impacted in the future by costs associated with the initial production of our laser processing systems and by future generations of our 1X wafer steppers. These costs include, but are not limited to, additional manufacturing overhead, costs of demonstration systems and facilities and the establishment of additional after-sales support organizations. Additionally, our operating expenses may increase, relative to sales, as a result of adding additional marketing and administrative personnel, among other costs, to support our new products. If we are unable to achieve significantly increased net sales or if our sales fall below expectations, our cash flow and operating results will be materially adversely affected until, among other factors, costs and expenses can be reduced. Failure to achieve our sales targets for these new products could result in inventory write-offs and asset impairment charges, either of which could materially adversely impact our results of operations.

During the first three quarters of 2004, net cash generated by investing activities was $14.1 million, attributable to a net decrease in available-for-sale securities of $19.3 million offset partially by capital expenditures of $5.2 million. We are planning to incur capital expenditures during the remainder of 2004 of between $4 million and $6 million for equipment and facility improvements driven primarily by our new product introductions.

Net cash provided by financing activities was $7.8 million during the first three quarters of 2004, attributable to borrowings under our credit facility and proceeds received from the issuance of common stock under our employee stock option and stock purchase plans of $2.4 million .

At October 2, 2004, we had working capital of $171.7 million. Our principal source of liquidity at October 2, 2004 consisted of $153.6 million in cash, cash equivalents and short-term investments net of our borrowings under our line of credit.

In September 2002, we entered into a line of credit agreement with a brokerage firm. Under the terms of this agreement, we may borrow funds at a cost equal to the current Federal funds rate plus 100 basis points (2.75% as of October 2, 2004). Certain of our cash, cash equivalents and short-term investments secure borrowings outstanding under this facility. Funds are advanced to us under this facility based on pre-determined advance rates on the cash and securities held by us in this brokerage account. This agreement has no set expiration date and there are no loan covenants. As of October 2, 2004, $7.9 million was outstanding under this facility, with a related collateral requirement of approximately $11.3 million of our cash, cash equivalents and short-term investments.

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

Foreign currency

As part of our overall strategy to manage the level of exposure to the risk of foreign currency exchange rate fluctuations, we attempt to hedge most of our Japanese yen denominated foreign currency exposures. We use foreign currency forward exchange contracts to hedge the risk that unremitted Japanese yen denominated receipts from customers for actual or forecasted sales of equipment after receipt of customer orders may be adversely affected by changes in foreign currency exchange rates. After recording revenue, we use various mechanisms, such as foreign currency forward exchange contracts and natural hedges, to offset substantial portions of the potential gains or losses associated with our Japanese yen denominated receivables and liabilities due to exchange rate fluctuations. At October 2, 2004, we had taken action to hedge approximately all of these Japanese yen denominated exposures. In addition to natural hedges resulting from having both assets and liabilities denominated in Japanese yen, we hedge our exposures by entering into foreign currency forward contracts that generally have maturities of nine months or less. We often close foreign currency forward exchange contracts by entering into offsetting contracts. At October 2, 2004, we had open contracts for the sale of $8.9 million of foreign currencies at fixed rates of exchange.  At October 2, 2004, we had no open contracts to purchase foreign currencies.

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

Development of New Product Lines; Expansion of Operations  Currently, we are devoting significant resources to the development, introduction and commercialization of our laser processing systems and next generation 1X stepper products and to enhancements of our Saturn Spectrum 3e and Saturn Spectrum 300e2 wafer steppers. We intend to continue to develop these products and technologies during the remainder of 2004 and 2005, and to incur significant operating expenses in the areas of research, development and engineering, manufacturing and general and administrative costs in order to further develop, produce and support these new products. Additionally, gross profit margins and inventory levels may be further adversely impacted in the future by costs associated with the initial production of our laser processing systems and by future generations of our 1X lithography systems. Introduction of new products generally involves higher installation costs and product performance uncertainties that could delay customer acceptance of our systems, resulting in a delay in recognizing revenue associated with those systems and a reduction in gross margins. These costs include, but are not limited to, additional manufacturing overhead, additional inventory write-offs, costs of demonstration systems and facilities, and costs associated with the establishment of additional after-sales support organizations. Additionally, operating expenses may increase, relative to sales, as a result of adding additional marketing and administrative personnel, among other costs, to support our new products. If our new products do not result in significantly increased net sales or if our sales fall below expectations, our operating results will be materially adversely affected.

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

Intellectual Property Rights  Although we attempt to protect our intellectual property rights through patents, copyrights, trade secrets and other measures, we believe that our success will depend more upon the innovation, technological expertise and marketing abilities of our employees. Nevertheless, we have a policy of seeking patents when appropriate on inventions resulting from our ongoing research and development and manufacturing activities. We own 89 U. S. and foreign patents, which expire on dates ranging from June 2006 to November 2022 and have 81 U. S. and foreign patent applications pending. We also have various registered trademarks and copyright registrations covering mainly software programs used in the operation of our systems. In addition, we rely upon trade secret protection for our confidential and proprietary information. We may not be able to protect our technology adequately and competitors may be able to develop similar technology independently. Our pending patent applications may not result in a patent being issued and U.S. or foreign intellectual property laws may not protect our intellectual property rights. In addition, litigation may be necessary to enforce our patents, copyrights or other intellectual property rights, to protect our trade secrets, to determine the validity and scope of the proprietary rights of others or to defend against claims of infringement. Such litigation has resulted in, and in the future could result in, substantial costs and diversion of resources and could have a material adverse effect on our business, financial condition and results of operations, regardless of the outcome of the litigation. Patents issued to us may be challenged, invalidated or circumvented and the rights granted thereunder may not provide competitive advantages to us. Furthermore, others may independently develop similar technology or products or design around our patents. Challenges to, or invalidation of, patents related to our technologies would expose us to the risk of forfeiture of revenues and further risk of damage claims.

On February 29, 2000, we filed lawsuits asserting patent infringement and related claims against Nikon, Canon, and ASML in the U.S. District Court for the Eastern District of Virginia. In April 2000, we reached a settlement with Nikon, and in September 2001, we reached a settlement with Canon. The patent litigation against ASML is ongoing after having been transferred to the Northern District of California. After the District Court made a preliminary determination that ASML did not infringe the patent, we appealed the decision to the Court of Appeals for the Federal Circuit in Washington, D.C.  The Court of Appeals reversed the preliminary determination of the District Court, ruling in our favor, and remanded the case back to the District Court in Northern California for further proceedings.

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

We experience competition in advanced packaging from various proximity aligner companies such as Suss Microtec AG (Suss Microtec) and projection companies such as Ushio, Inc. and Tamarack Scientific Co., Inc.. In nanotechnology, we experience competition from proximity aligner companies, such as Suss Microtec, as well as other stepper manufacturers who have developed or are developing tools specifically designed for nanotechnology applications. We expect our competitors to continue to improve the performance of their current products and to introduce new products with improved price and performance characteristics. This could cause a decline in sales or loss of market share in our served markets, and thereby materially adversely affect our business, financial condition and results of operations. Enhancements to, or future generations of, competing products may be developed that offer superior cost of ownership and technical performance features.

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

Customer and Market Concentrations  Historically, we have sold a substantial portion of our systems to a limited number of customers. In the third quarter and first three quarters of 2004, five customers represented approximately 76% and 40% of our system revenue, respectively.  At October 2, 2004, the top five customers for the third quarter and first three quarters of 2004 represented 49% and 38%, respectively, of the accounts receivable.  In 2003, Intel Corporation accounted for 26% of our net sales but less than 10% of accounts receivable at December 31, 2003. At October 2, 2004, four customers accounted for 36% of our system backlog. Cancellation, deferrals or rescheduling of orders by any of these customers would have a material adverse impact on our future results of operations.

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

On a market application basis, sales to the semiconductor industry, primarily for advanced packaging applications, accounted for approximately 68% and 75% of system revenue for the first three quarters of 2004 and the year ended December 31, 2003, respectively. During the first three-quarters of 2004 and for the full year 2003, approximately 32% and 25%, respectively, of our systems revenue was derived from sales to nanotechnology manufacturers, including micro systems, thin film head and optical networking device manufacturers. Our future results of operations and financial condition would be materially adversely impacted by a downturn in any of these market segments, or by loss of market share in any of these segments.

International Sales  International net sales accounted for approximately 64% and 61% of total net sales for the first three quarters of 2004 and the year ended December 31, 2003, respectively. We anticipate that international sales, which typically have lower gross margins than domestic sales, principally due to increased competition and higher field service and support costs, will continue to account for a significant majority of total net sales. As a result, a significant portion of our net sales will continue to be subject to certain risks, including unexpected changes in regulatory requirements; difficulty in satisfying existing regulatory requirements; exchange rate fluctuations; tariffs and other barriers; political and economic instability; difficulties in accounts receivable collections; natural disasters; some dependence on outside sales representative organizations; difficulties in staffing and managing foreign subsidiary and branch operations; and potentially adverse tax consequences.

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

Changes to Financial Accounting Standards May Affect the Company’s Reported Results of Operations  We prepare our financial statements in conformity with U.S. generally accepted accounting principles, or U.S. GAAP. These principles are subject to interpretation by the American Institute of Certified Public Accountants, the SEC and various bodies formed to interpret and create appropriate accounting policies. A change in those policies can have a significant effect on our reported results and may affect our reporting of transactions completed before a change is announced.

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

We may encounter additional technical, manufacturing or other difficulties that could further delay future introductions or volume production of systems or enhancements. Our inability to complete the development or meet the technical specifications of any of our systems or enhancements and related software tools, or our inability to manufacture and ship these systems or enhancements and related software tools in volume and in time to meet the requirements for manufacturing the future generation of semiconductor or nanotechnology devices would materially adversely affect our business, financial condition and results of operations. In addition, we may incur substantial unanticipated costs to ensure the functionality and reliability of our products early in the products’ life cycles. If new products have reliability or quality problems, reduced orders or higher manufacturing costs, delays in customer acceptance, recognition of revenue and collecting accounts receivable and additional service and warranty expenses may result. Any such event could materially adversely affect our business, financial condition and results of operations.

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

Volatility of Stock Price and Dilutive Impact of Employee Stock Options  We believe that factors such as announcements of developments related to our business, fluctuations in our operating results, a shortfall in revenue or earnings, changes in analysts’ expectations, general conditions in the semiconductor and nanotechnology industries or the worldwide or regional economies, sales of our securities into the marketplace, an outbreak or escalation of hostilities, announcements of technological innovations or new products or enhancements by us or our competitors, developments in patents or other intellectual property rights and developments in our relationships with our customers and suppliers could cause the price of our common stock to fluctuate, perhaps substantially. The market price of our common stock has fluctuated significantly in the past and we expect it to continue to experience significant fluctuations in the future, including fluctuations that may be unrelated to our performance.

As of October 29, 2004, we had options to purchase approximately 6.2 million shares of common stock outstanding. Among other determinants, the market price of our stock has a major bearing on the number of shares subject to outstanding stock options that are included in the weighted-average shares used in determining our net income (loss) per share. During periods of extreme volatility, the impact of higher stock prices can have a materially dilutive effect on our net income (loss) per share (diluted). Additionally, options are excluded from the calculation of net income (loss) per share when we have a net loss or when the exercise price of the stock option is greater than the average market price of our common stock, as the impact of the stock options would be anti-dilutive.

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

Interest rate risk

Our exposure to market risk due to potential changes in interest rates relates primarily to our investment portfolio, which consisted primarily of fixed interest rate instruments as of October 2, 2004. These instruments are held for purposes other than trading. We maintain an investment policy designed to ensure the safety and preservation of our invested funds by limiting market risk and the risk of default.

Foreign Currency Risk Management

The majority of our revenue, expense and capital purchasing activities are transacted in U.S. dollars. However, we do enter into these transactions in other currencies, primarily Japanese Yen. To protect against reductions in value and the volatility of future cash flows caused by changes in currency exchange rates, we have established transaction and balance sheet hedging programs. We use foreign currency forward contracts to hedge the risk that unremitted Japanese yen denominated receipts from customers for actual or forecasted sales of equipment after receipt of customer orders may be adversely affected by changes in foreign currency exchange rates. At October 2, 2004, we had taken action to hedge approximately all of these Japanese yen denominated exposures. To hedge this exposure, we enter into foreign currency forward exchange contracts that generally have maturities of nine months or less. We often close foreign currency forward exchange contracts by entering into offsetting contracts. At October 2, 2004, we had open contracts for the sale of $8.9 million of foreign currencies at fixed rates of exchange. We had no open contracts to purchase any foreign currencies.  Our hedging programs reduce, but do not always entirely eliminate, the impact of currency movements.

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

PART 2:             OTHER INFORMATION

Item 1.                Legal Proceedings.

On February 29, 2000, we filed lawsuits asserting patent infringement and related claims against Nikon, Canon, and ASML in the U.S. District Court for the Eastern District of Virginia. In April 2000, we reached a settlement with Nikon, and in September 2001, we reached a settlement with Canon. The patent litigation against ASML is ongoing after having been transferred to the Northern District of California. After the District Court made a preliminary determination that ASML did not infringe the patent, we appealed the decision to the Court of Appeals for the Federal Circuit in Washington, D.C.  The Court of Appeals reversed the preliminary determination of the District Court, ruling in our favor, and remanded the case back to the District Court in Northern California for further proceedings.

We are involved in other lawsuits and legal actions that we believe are not material to our business or financial condition.

Item 2.                Unregistered Sales of Equity Securities and Use of Proceeds.

In August 2004, we issued 1,250 shares of our common stock in an unregistered, private placement under Section 4(2) of the Securities and Exchange Act of 1933 to Semiconductor Equipment and Materials International (SEMI), a non-profit global trade organization, to support their efforts to educate youth interested in science and math about career opportunities in the semiconductor industry.

Item 3.                Defaults upon Senior Securities.                                                                                        None.

Item 4.                Submission of Matters to a Vote of Security Holders.                                                     None

Item 5.                Other Information.                                                                                                              None

Item 6	Exhibits

Exhibits

31.1	Certification of Chief Executive Officer required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ULTRATECH, INC.
(Registrant)

Date:	November 5, 2004	By:	/s/Bruce R. Wright
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