Form 10-K
period 2004-12-31
ULTRATECH INC
filed 2005-03-09
CIK 909791

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark one)

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Fiscal Year Ended December 31, 2004
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

The aggregate market value of voting stock held by non-affiliates of the Registrant, as of July 2, 2004, was approximately $328,318,000 (based upon the closing price for shares of the Registrant’s Common Stock as reported by the Nasdaq National Market on that date, the last trading date of the Registrant’s most recently completed second quarter). Shares of Common Stock held by each officer, director and holder of 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of March 1, 2005, the Registrant had 23,888,253 shares of Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Proxy Statement for the 2005 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K.

PART I

ITEM 1.   BUSINESS

This Annual Report on Form 10-K may contain, in addition to historical information, certain forward-looking statements that involve significant risks and uncertainties. Our actual results could differ materially from the information set forth in any such forward-looking statements. Factors that could cause or contribute to such differences include those discussed below, as well as those discussed under “Additional Risk Factors” and elsewhere in this Annual Report on Form 10-K.

The Company

Ultratech, Inc. (“Ultratech” or “we”) develops, manufactures and markets photolithography and laser processing equipment designed to reduce the cost of ownership for manufacturers of integrated circuits, including advanced packaging processes and various nanotechnology components, including thin film head magnetic recording devices (“thin film heads” or “TFHs”), optical networking devices, laser diodes and LED’s (light emitting diodes). We supply step-and-repeat systems based on one-to-one (“1X”) technology to customers located throughout North America, Europe, Japan and the rest of Asia. We believe that our 1X steppers utilizing the Wynne Dyson optical design offer cost and performance advantages, as compared with competitors’ contact aligners or reduction steppers, to semiconductor device manufacturers for applications involving line geometries of 0.75 microns or greater (“non-critical feature sizes”) and to nanotechnology manufacturers. Advanced packaging for integrated circuits, specifically bump or wafer level chip scale packaging (“CSP”) techniques, require lithography steps in the device fabrication process. We continue to enhance our product offerings for bump, wafer level CSP processing and post passivation lithography (“PPL”). Our 1X steppers are also used as replacements for scanners in existing fabrication facilities to enable semiconductor manufacturers to extend the useful life and increase the capabilities of their facilities. In addition, our steppers are used to manufacture high volume, low cost semiconductors used in a variety of applications such as telecommunications, automotive control systems, power systems and consumer electronics. We also supply 1X photolithography systems to thin film head manufacturers and believe that our steppers offer advantages over certain competitive reduction lithography tools with respect to field size, throughput, specialized substrate handling and cost. Additionally, we supply 1X photolithography equipment to various other nanotechnology markets, where certain technical features, such as high resolution at g-line wavelengths, depth of focus and special size substrates, may offer advantages over certain competing tools. Ultratech has developed the model NanoTech 160 stepper, with specific design modifications to address the unique requirements of the nanotechnology market, including dual-side wafer processing capability.

Our products and markets are more fully described below.

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

Since the introduction of the earliest commercial photolithography tools for IC manufacturing in the early 1960s, a number of tools have been introduced to enable manufacturers to produce increasingly complex devices with virtually zero defects that incorporate progressively finer line widths. In the late 1970s, photolithography tools known as step-and-repeat projection steppers, were introduced. Prior tools included contact printers and proximity aligners, which required the photomask to physically contact or nearly contact the wafer in order to transfer the entire pattern during a single exposure. There were also projection scanners, which transferred the device image through reflective optics having a very narrow annular field that spanned the width of the wafer. Exposure was achieved by scanning the entire photomask and wafer in a single, continuous motion across the annular field. Scanners were followed by steppers, which expose a square or rectangular portion of the wafer in a single exposure, then move or “step” the wafer to an adjacent site to repeat the exposure. This stepping process is repeated as often as necessary until the entire wafer has been exposed. By imaging a small area, steppers are able to achieve finer resolution, improved image size control and better alignment between the multiple device layers resulting in higher yield and productivity in certain devices than was possible with earlier tools.

The two principal types of steppers currently in use by the semiconductor industry are reduction steppers, which are the most widely used steppers, and 1X steppers. Reduction steppers, which typically have reduction ratios of four or five-to-one, are tools in which the photomask pattern containing the design is typically four or five times larger than the device pattern that is to be exposed on the wafer surface. In addition, there is now a fourth generation of lithography tools, known as step-and-scan systems, that address device sizes of 0.35 micron and below. In contrast to steppers, which expose the entire field in a single exposure, step-and-scan systems scan the mask and wafer through a narrow illuminated region to produce one field and repeat this operation over multiple fields to expose the entire wafer.

The principal advantage of reduction steppers and step-and-scan systems is that they may be used in manufacturing steps requiring critical feature sizes and are therefore necessary for manufacturing advanced ICs. 1X steppers, on the other hand, are tools in which the photomask pattern is the same scale as the device pattern that is exposed on the wafer surface. Ultratech’s 1X Wynne Dyson optics steppers, unlike most reduction steppers, are based on a different technology which incorporates both reflective and refractive elements in its optical lens imaging system. This design is much simpler than a reduction stepper’s lens imaging system, which incorporates only refractive elements. As a result, 1X steppers for non-critical features are generally less expensive than the reduction steppers required for critical feature sizes. Because of their optical design, 1X steppers typically are also able to deliver greater exposure energy to the wafer surface, which may result in higher throughput than is achievable with certain reduction steppers in particular applications. However, 1X steppers are currently limited to use in manufacturing steps involving non-critical, larger feature sizes. Accordingly, we believe that sales of these systems are highly dependent upon capacity expansions by our current 1X customers, or by customers making the transition to advanced bump typed chips, which employ a different means of electrically connecting the chip to other components.

In the past, manufacturers of ICs and similar devices purchased capital equipment based principally on technological capabilities. In view of the significant capital expenditures required to construct, equip and maintain advanced fabrication facilities, relatively short product cycles and manufacturers’ increasing concern for overall fabrication costs, we believe that manufacturers of ICs with bumped packaging now focus on reducing their total cost of ownership. A major component of this cost is the cost of ownership of the equipment used for a particular application in a fabrication facility. Cost of ownership is measured in terms of the costs associated with the acquisition of equipment, as well as factors such as throughput, yield, up-time, service, labor overhead, maintenance, and various other costs of owning and using the equipment. With increasing importance being placed upon a system’s overall cost of ownership, in many cases the system with the most technologically advanced capabilities will not necessarily be the manufacturing system of choice. As part of the focus on cost reduction, we believe that device manufacturers are attempting to extend the useful life and enhance the production capabilities of fabrication facilities by selecting equipment that can replace existing tools while offering better performance in a cost-effective manner.

In addition to enhancing our current lithography solutions, we have been developing new tools for our existing markets. We have developed a new laser annealing technology for volume production of advanced state of the art devices and are now offering a Laser Processing (“LP”) product. Our first commercial product based on the new LP technology platform employs a process called laser spike annealing (“LSA”), which enables the activating of ultra-shallow junctions. This technology is expected to be useful for multiple IC generations. It is anticipated that eventually this technology will be superseded by an even faster laser processing technology that will take the processing time below one microsecond, thereby achieving even higher performance characteristics while using almost “zero” thermal budget. As a result, these new LP technologies—for which we have been awarded 39 patents and have 55 patent applications pending—are expected to remove several critical barriers to future device scaling.

Products

We currently offer four different series of 1X systems, representing primarily all of our systems revenue in 2004, for use in the semiconductor fabrication process: the 1000 Family, which addresses the markets for scanner replacement, high volume/low cost semiconductor fabrication and R&D packaging activities; the Saturn Wafer Stepper® Family, which addresses the market for mix-and-match in advanced semiconductor fabrication; the Saturn Spectrum Wafer Family used in bump processing for flip chips; and the Titan Wafer Stepper®, which addresses the markets for scanner replacement and high volume/low cost semiconductor fabrication. These steppers currently offer feature size capabilities ranging from 2.0 microns to 0.75 microns and typically range in price from $1.0 million to $4.0 million per system. The 1000 family and the Titan Wafer Stepper offer g- and h-line illumination specifications. The Saturn Wafer Stepper Family features an i-line illumination specification that is designed to make it compatible with advanced i-line reduction steppers. The Saturn and Titan wide-field systems have a unique D-shaped field that permits the size and shape of the exposure field to be matched with step-and-scan systems, or to encompass reduction stepper fields. The D-shaped field is sized to allow the semiconductor manufacturer to optimize throughput for the non-critical, mix-and-match layers. In bump processing, we offer our Saturn Spectrum Family. The Saturn Spectrum Family was developed for high volume bump and wafer level CSP manufacturing and post passivation lithography applications. The Saturn Spectrum Family provides broadband (g, h and i-line) exposure or selective exposure (gh or i-line), and is used in conjunction with electroplating to produce a pattern of bumps, or metal connections, on the bond pads of the die for flip chip devices. This pattern can be placed in a tight array across the entire die, as opposed to the conventional method of wire bonding which is generally limited to the periphery of the die. This allows manufacturers to shrink the die size. The flip chip device can then be placed in a small outline package or directly on a printed circuit board.

In addition to the above products, in mid-2004 we introduced our Unity PlatformTM, which we plan to use as a universal foundation for our future-generation tools. The Unity Platform features a customer-configurable design that supports flexible manufacturing requirements as well as tool extendibility for multiple device generations. The recent product introductions utilizing the Unity Platform include the AP200 & AP300 lithography systems, and the LSA100 annealing system.

Designed to optimize productivity, the AP300 & AP200 systems integrate the processing advantages associated with our advanced packaging lithography equipment with the productivity benefits of our new Unity PlatformTM. We believe that these new lithography systems support a lower cost-of-ownership strategy due to significant throughput enhancements, higher reliability, and superior alignment and illumination systems.

We also offer photolithography equipment for use in various nanotechnology markets. Nanotechnology manufacturing combines electronics with mechanics in small devices. Examples include LED’s as a potential for more efficient incandescent light source replacement, accelerometers used to activate air bags in automobiles, and membrane pressure sensors used in industrial control systems. These micro-machined devices are manufactured on silicon substrates using photolithography techniques similar to those used for manufacturing semiconductors and thin film head devices. In 2002, We introduced the NanoTech product family that consists of the NanoTech 100, NanoTech 160, NanoTech 190, NanoTech 200 and NanoTech 200i. The NanoTech 160 system utilizes a platform based on the previous 1000 Series steppers, incorporating Dual Side Alignment (“DSA”) capability for applications requiring lithography on both sides of a wafer. The NanoTech 160 is an extension of the model 1600DSA stepper, and enhances the capabilities of the 1000 Series steppers by offering Dual Side Alignment capability, providing customers with a 1X stepper solution for this special processing requirement. Additionally, we believe that our other NanoTech steppers offer resolution and depth of focus advantages over alternative technologies to the manufacturers of nanotechnology components.

We have introduced the NanoTech 190 steppers, with enhanced capabilities directed at TFH backend, or rowbar processing applications. These steppers are used to expose the Air Bearing Surface (ABS) patterns on rowbars and pole trimming.

We also sell upgrades to systems in our installed base and refurbished systems. These refurbished systems typically have a purchase price that is lower than the purchase price for our new systems.

We also offer laser-based thermal annealing tools. Thermal annealing is used by the semiconductor industry for a variety of process steps, including activation of implanted impurities, growth of oxides, formation of silicides and stabilization of copper grain structure. Annealing tools currently in use by manufacturers of semiconductor devices are furnaces and rapid thermal annealing, or Rapid Thermal Processing (“RTP”), systems. We believe there is a need for tools that anneal at higher temperatures for shorter periods of time and that our laser annealing tools may ultimately provide this capability to the industry. The near-term application of our laser-based thermal annealing tools is anticipated to be in the area of source/drain dopant activation. However, we are also researching the use of these tools for other applications.

Currently, we offer two laser-annealing tools. The first tool is designed for use in research and development applications, with the objective of process optimization. We shipped and recorded revenue on two of these systems in 2002. The second tool is targeted for pilot production. We expect to ship production units of this second tool in 2005.

Our current systems are set forth below:

Product Line	Wavelength	Minimum Feature Size (microns)
1X Steppers:
Model 1500 Series / Star 100™	gh-line	0.8 - 1.0
NanoTech 100	gh-line	0.8 - 1.0
NanoTech 160	gh-line	1.0 - 2.0
NanoTech 190	gh-line	1.0 - 2.0
NanoTech 200	gh-line	1.0 - 1.4
NanoTech 200i	i-line	0.75 - 1.0
Saturn Spectrum 3[e]	ghi-line	2.0
Saturn Spectrum 300e2	ghi-line	2.0
Prisma-ghi	ghi-line	4.0
Saturn 200 Wafer Stepper	i-line	0.75 - 1.0
Saturn 300 Wafer Stepper	i-line	0.75 - 1.0
Titan 200 Wafer Stepper	gh-line	1.0 - 1.4
Titan 300 Wafer Stepper	gh-line	1.0 - 1.4
AP200	ghi-line	2.0
AP300	ghi-line	2.0
Laser Processing:
Series 1	NA	NA
LSA100	NA	NA
Backside Metrology:
UltraMet 100	NA	NA

Research, Development and Engineering

The semiconductor and nanotechnology (which includes thin film heads) industries are subject to rapid technological change and new product introductions and enhancements. We believe that continued and timely development and introduction of new and enhanced systems to serve these markets is essential for us to maintain our competitive position. We have made and continue to make substantial investments in the research and development of our core optical technology, which we believe is critical to our financial results. We intend to continue to develop our technology and to develop innovative products and product features to meet customer demands. Current engineering projects include: the continued research and development and process insertion for our laser processing technologies and continued development of our 1X stepper products. Other research and development efforts are currently focused on performance enhancement and development of new features for existing systems, both for inclusion in our systems and to meet customer order requirements; reliability improvement; and manufacturing cost reductions. These research and development efforts are undertaken, principally, by our research, development and engineering organizations and costs are generally expensed as incurred. Other operating groups within our Company support our research, development and engineering efforts, and the associated costs are charged to these organizations and expensed as incurred.

We work with many customers to jointly develop technology required to manufacture advanced devices or to lower the customer’s cost of ownership. We also have a worldwide engineering support organization including reticle engineering, photo processing capability and applications support.

We have historically devoted a significant portion of our financial resources to research and development programs and expect to continue to allocate significant resources to these efforts in the future. As of December 31, 2004, we had approximately 70 full-time employees engaged in research, development, and engineering. For 2004, 2003 and 2002, total research, development, and engineering expenses were approximately $25.9 million, $21.3 million and $23.5 million, respectively, and represented 24%, 21% and 34% of our net sales, respectively.

Sales and Service

We market and sell our products in North America, Europe, Japan, Taiwan and the rest of Asia principally through our direct sales organization. We also have service personnel based throughout the United States, Europe, Japan and the rest of Asia.

Ultratech believes that as semiconductor and nanotechnology device manufacturers produce increasingly complex devices, they will require an increased level of support. Global support capability in addition to product reliability, performance, yield, cost, uptime and mean time between failures are increasingly important factors by which customers evaluate potential suppliers of photolithography equipment. We believe that the strength of our worldwide service and support organization is an important factor in our ability to sell our systems, maintain customer loyalty and reduce the maintenance costs of our systems. In addition, we believe that working with our suppliers and customers is necessary to ensure that our systems are cost effective, technically advanced and designed to satisfy customer requirements.

We support our customers with field service, applications, technical service engineers and training programs. We provide our customers with comprehensive support and service before, during and after delivery of our systems. To support the sales process and to enhance customer relationships, we work closely with prospective customers to develop hardware, software and applications test specifications and benchmarks, and often design customized applications to enable prospective customers to evaluate our equipment for their specific needs. Prior to shipment, our support personnel typically assist the customer in site preparation and inspection, and provide customers with training at our facilities or at the customer’s location. We currently offer our customers various courses of instruction on our systems, including instructions in system hardware, software and applications tools for optimizing our systems to the customer’s particular needs. Our customer training program also includes instructions in the maintenance of our systems. Our field support personnel work with the customer’s employees to install the system and demonstrate system readiness. Technical support is also available through on-site Ultratech personnel.

In general, we warrant our new systems against defects in design, materials and workmanship for one year. We offer our customers additional support after the warranty period for a fee in the form of service contracts for specified time periods. Service contracts include various options such as priority response, planned preventive maintenance, scheduled one-on-one training, daily on-site support, and monthly system and performance analysis.

Manufacturing

We perform all of our manufacturing activities (final assembly, system testing and certain subassembly) in clean room environments totaling approximately 26,000 square feet located in San Jose, California. Performing manufacturing operations in California exposes us to a higher risk of natural disasters, including earthquakes. In addition, in the past California has experienced power shortages, which have interrupted our operations. Such shortages could occur in the future and could again interrupt our operations resulting in product shipment delays, increased costs and other problems, any of which could have a material adverse effect on our business, customer relationships and results of operations. We are not insured against natural disasters and power shortages and the occurrence of such an event could have a material adverse impact our results of operations.

Our manufacturing activities consist of assembling and testing components and subassemblies, which are then integrated into finished systems. We rely on a limited number of outside suppliers and subcontractors to manufacture certain components and subassemblies. We order one of the most critical components of our technology, the glass for our 1X lenses, from external suppliers. We design the 1X lenses and provide the lens specifications and the glass to other suppliers, who then machine the lens elements. We then assemble and test the optical 1X lenses. We have recorded the critical parameters of each of our optical lenses sold since 1982, and believe that such information enables us to supply lenses to our customers that match the characteristics of our customers’ existing lenses.

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

We maintain a company-wide quality program. Our 1X operation achieved ISO 9001:1994 certification in 1996 and ISO 14001:1996 certification in March 2001. Our ISO 9001 certification was upgraded to the ISO 9001:2000 standard in January 2002. All certifications have been maintained uninterrupted through the date of this report.

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

ADVANCED PACKAGING

We experience competition in advanced packaging from various proximity aligner companies such as Suss Microtec AG (Suss Microtec) and projection companies such as Ushio, Inc. (Ushio) and Tamarack Scientific Co., Inc. (Tamarack). We expect our competitors to continue to improve the performance of their current products and to introduce new products with improved price and performance characteristics. This could cause a decline in sales or loss of market acceptance of our steppers in our served markets, and thereby materially adversely affect our business, financial condition and results of operations. Enhancements to, or future generations of, competing products may be developed that offer superior cost of ownership and technical performance features. We believe that to be competitive will require significant financial resources in order to continue to invest in new product development, to invest in new features and enhancements to existing products, to introduce new generation stepper systems in our served markets on a timely basis, and to maintain customer service and support centers worldwide. In marketing our products, we may also face competition from vendors employing other technologies. In addition, increased competitive pressure has led to intensified price-based competition in certain of our markets, resulting in lower prices and margins. Should these competitive trends continue, our business, financial condition and operating results may be materially adversely affected.

We have obtained a leadership position in the advanced packaging market. Our primary competition in this market place comes from contact aligners offered by companies such as Suss Microtec, a German supplier. Although contact and proximity aligners generally have lower purchase prices than 1X steppers, 1X steppers offer lower operating costs and total cost of ownership in most applications. We believe that most device manufacturers and wafer bump foundries choose 1X steppers due to the yield improvement offered by the use of non-contact lithography. Ushio, a Japanese semiconductor equipment company has also introduced a 1X refractive stepper for the advanced packaging market. However, we believe 1X refractive steppers do not offer the same productivity and cost saving advantages as our 1X stepper based on the Wynne Dyson optical design. Tamarack has introduced a 1X scanner for wafer bumping applications. We believe that Tamarack’s 1X scanners have higher operating costs as compared to our 1X steppers. In addition to contact and proximity aligners, Ultratech also faces competition from the used reduction stepper market. While the use of reduction steppers offers significantly lower throughput and is not easily adapted for thick resist (>35 micron) processing, some device manufacturers may consider this technology option.

LASER PROCESSING

With respect to our laser annealing technologies, marketed under the LSA100 product name, the primary competition comes from companies such as Applied Materials, Inc., Mattson Technology, Inc., and Axcelis Technologies, Inc. that offer products utilizing rapid thermal processing (RTP), which is the current manufacturing technology. RTP does not prevent semiconductor device manufacturers from scaling the lateral dimensions of their transistors to obtain improved performance, but diffusion resulting from the time scales associated with RTP seriously limits the vertical dimension of the junctions. Faster annealing times result in shallower and more abrupt junctions and faster transistors. We believe our annealing technology results in faster transistors for a given size. We believe that RTP manufacturers recognize the need to reduce thermal cycle times and are working toward this goal. In July 2000, we licensed certain rights to our then existing laser processing technology, with reservations, to a competing manufacturer of semiconductor equipment. We presently anticipate that this company will offer laser annealing tools to the semiconductor industry that will compete with our offerings.

Another potential advanced annealing solution utilizes flash lamp annealing technology (FLA). Several companies have published papers on annealing tools that incorporate flash lamp technology in order to reduce annealing times and increase anneal temperatures. Developers of flash lamp annealing (FLA) technology claim to have overcome annealing difficulties at the 65nm node. This technique, which employs xenon flash lamps, has shown improvements over RTP in junction depth and sheet resistance, but we believe FLA will suffer from pattern-related non-uniformities. Our proprietary laser processing solution has been specifically developed to provide junction annealing on near-instantaneous timescales, while maintaining low sheet resistance. LSA, the first implementation of laser processing, activates dopants in the microsecond-to-millisecond time frame without melting. Research indicates that, at temperatures just below the melting point of silicon, time durations in the microsecond to millisecond range, are required to achieve full activation, and dopant diffusion is minimal.

Additionally, competition to our laser processing products may come from other laser annealing tools, including those presently being used by the flat panel display industry to re-crystallize silicon. Manufacturers of these tools may try to extend the use of their technologies to semiconductor device applications.

Intellectual Property Rights

Although we attempt to protect our intellectual property rights through patents, copyrights, trade secrets and other measures, we believe that our success will depend more upon the innovation, technological expertise and marketing abilities of our employees. Nevertheless, we have a policy of seeking patents when appropriate on inventions resulting from our ongoing research and development and manufacturing activities. We own 92 United States and foreign patents, which expire on dates ranging from June 2006 to April 2023 and have 83 United States and foreign patent applications pending. We also have various registered trademarks and copyright registrations covering mainly software programs used in the operation of our systems. We also rely upon trade secret protection for our confidential and proprietary information. We may not be able to protect our technology adequately and competitors may be able to develop similar technology independently. Our pending patent applications may not be issued or U.S. or foreign intellectual property laws may not protect our intellectual property rights. In addition, litigation may be necessary to enforce our patents, copyrights or other intellectual property rights, to protect our trade secrets, to determine the validity and scope of the proprietary rights of others or to defend against claims of infringement. Such litigation has resulted in, and in the future could result in, substantial costs and diversion of resources and could have a material adverse effect on our business, financial condition and results of operations, regardless of the outcome of the litigation. Patents issued to us may be challenged, invalidated or circumvented and the rights granted thereunder may not provide competitive advantages to us. Furthermore, others may independently develop similar technology or products, or, if patents are issued to us, design around the patents issued to us. Invalidation of our patents related to those technologies could allow our competitors to more effectively compete against us which could result less revenue for us.

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

On October 12, 2001, we were sued in the District Court of Massachusetts by SVG Lithography Systems (“SVGL”), alleging infringement of several patents. SVGL is a division of Silicon Valley Group, Inc., which is a wholly owned subsidiary of ASML. As of March 2004, all claims made by SVGL had been dismissed.

We are involved in other lawsuits and legal actions regarding infringement claims, and we have from time to time been notified of claims that we may be infringing intellectual property rights possessed by third parties. We believe that these matters are not material to our business or financial condition. Some of the Company’s customers have received notices of infringement from Technivision Corporation and the Lemelson Medical, Education and Research Foundation, Limited Partnership (“Lemelson”) alleging that the manufacture of certain semiconductor products and/or the equipment used to manufacture those semiconductor products infringes certain issued patents regarding machine vision technology. The Company has been notified by certain of these customers that the Company may be obligated to defend or settle claims that the Company’s products infringe any of such patents and, in the event it is subsequently determined that the customer infringes any of such patents, they intend to seek reimbursement from the Company for damages and other expenses resulting from this matter. The Company believes that its machine vision technology does not infringe the patent rights of other parties.

Infringement claims by third parties or claims for indemnification resulting from infringement claims may be asserted in the future and such assertions, if proven to be true, could materially adversely affect our business, financial condition and results of operations, regardless of the outcome of any litigation. With respect to any such future claims, we may seek to obtain a license under the third party’s intellectual property rights. However, a license may not be available on reasonable terms or at all. We could decide, in the alternative, to resort to litigation to challenge such claims. Such challenges could be expensive and time consuming and could materially adversely affect our business, financial condition and results of operations, regardless of the outcome of any litigation.

Environmental Regulations

We are subject to a variety of governmental regulations relating to the use, storage, discharge, handling, emission, generation, manufacture and disposal of toxic or other hazardous substances. We believe that we are currently in compliance in all material respects with such regulations and that we have obtained all necessary environmental permits to conduct our business. Nevertheless, the failure to comply with current or future regulations could result in substantial fines being imposed on us, suspension of production, alteration of the manufacturing process or cessation of operations. Such regulations could require us to acquire expensive remediation equipment or to incur substantial expenses to comply with environmental regulations. Any failure by us to control the use, disposal or storage of, or adequately restrict the discharge of, hazardous or toxic substances could subject us to significant liabilities.

Customers, Applications and Markets

We sell our systems to semiconductor, advanced packaging, thin film head and various other nanotechnology manufacturers located throughout North America, Europe, Japan, Taiwan and the rest of Asia. Semiconductor manufacturers have purchased the 100 and 1000 Series steppers, the Saturn Wafer Stepper, the Saturn Spectrum Wafer Stepper, and the Titan Wafer Stepper for the fabrication and/or packaging of microprocessors, microcontrollers, DRAMs, ASICs and other devices. Such systems are used in mix-and-match applications with other lithography tools, as replacements for scanners and contact printers, in start-up fabrication facilities, in packaging for ultrathin and flip chip applications and for high volume, low cost non-critical feature size semiconductor production. We believe that thin film head manufacturers have purchased the NanoTech 190 stepper due to its technical capabilities, throughput and overall cost of ownership. We believe that manufacturers of nanotechnology devices have purchased NanoTech products because of their high throughput and flexible field size advantages along with their cost-effective, sub-micron imaging capabilities.

Historically, we have sold a substantial portion of our systems to a limited number of customers. In 2004, Intel Corporation accounted for 10% of our net sales. In 2003, Intel Corporation accounted for 26% of our net sales. In 2002, Intel Corporation accounted for 19% and Sumitomo Chemical Company, Ltd. accounted for 10% of our net sales. We expect that sales to a relatively few customers will continue to account for a high percentage of our net sales in the foreseeable future and believe that our financial results depend in significant part upon the success of these major customers and our ability to meet their future capital equipment needs. Although the composition of the group comprising our largest customers may vary from period to period, the loss of a significant customer or any reduction in orders by a significant customer, including reductions due to market, economic or competitive conditions in the semiconductor, semiconductor packaging or nanotechnology industries or in the industries that manufacture products utilizing integrated circuits, thin film heads or other nanotechnology components, would likely have a material adverse effect on our business, financial condition and results of operations. Our ability to maintain or increase our sales in the future depends, in part, on our ability to obtain orders from new customers as well as the financial condition and success of our existing customers, the semiconductor and nanotechnology industries and the economy in general.

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

On a market application basis, sales to the semiconductor industry, primarily for advanced packaging applications, accounted for approximately 75% of system revenue for the year ended December 31, 2004, as compared to 75% and 83% for the years ended December 31, 2003 and 2002, respectively. During 2004, 2003 and 2002, approximately 25%, 25% and 17%, respectively, of our systems revenue was derived from sales to nanotechnology manufacturers, including micro systems, thin film head and optical networking device manufacturers. Our future results of operations and financial position would be materially adversely impacted by a downturn in any of these market segments, or by loss of market share in any of these segments.

International sales accounted for approximately 65%, 61% and 48% of total net sales for the years 2004, 2003 and 2002, respectively, with Japan representing 32%, 28% and 24% of sales for those same years.

Sales of our systems depend, in significant part, upon the decision of a prospective customer to increase manufacturing capacity or to restructure current manufacturing facilities, either of which typically involves a significant commitment of capital. Many of our customers in the past have cancelled the development of new manufacturing facilities and have substantially reduced their capital equipment budgets. In view of the significant investment involved in a system purchase, we have experienced and may continue to experience delays following initial qualification of our systems as a result of delays in a customer’s approval process. Additionally, we are presently receiving orders for systems that have lengthy delivery schedules, which may be due to longer production lead times or a result of customers’ capacity scheduling requirements. For these and other reasons, our systems typically have a lengthy sales cycle during which we may expend substantial funds and management effort in securing a sale. Lengthy sales cycles subject us to a number of significant risks, including inventory obsolescence and fluctuations in operating results, over which we have little or no control. In order to maintain or exceed our present level of net sales, we are dependent upon obtaining orders for systems that will ship and be accepted in the current period. We may not be able to obtain those orders.

Backlog

We schedule production of our systems based upon order backlog, informal customer commitments and general economic forecasts for our targeted markets. We include in our backlog all accepted customer orders for our systems with assigned shipment dates within one year, as well as all orders for service, spare parts and upgrades, in each case, that management believes to be firm. However, all orders are subject to cancellation or rescheduling by the customer with limited or no penalties. Because of changes in system delivery schedules, cancellations of orders and potential delays in system shipments, our backlog at any particular date may not necessarily be representative of actual sales for any succeeding period. As of December 31, 2004 and 2003, our backlog was approximately $82.5 million and $63.0 million, respectively, including $1.0 million and $0.4 million, respectively, of products shipped but not yet installed and accepted. At December 31, 2004, two potential customers accounted for 12% and 11%, respectively, of our system backlog. Cancellation, deferrals or rescheduling of orders by these customers would have a material adverse impact on our future results of operations.

Employees

At December 31, 2004, we had approximately 338 full-time employees, including 70 engaged in research, development, and engineering, 38 in sales and marketing, 105 in customer service and support, 75 in manufacturing and 50 in general administration and finance. We believe our future success depends, in large part, on our ability to attract and retain highly skilled employees. None of our employees are covered by a collective bargaining agreement. We have, however, entered into employment agreements with a limited number of our employees, including our executive officers. We consider our relationships with our employees to be good.

Additional Risk Factors

In addition to risks described in the foregoing discussions under “Business,” including but not limited to those under “Products,” “Research, Development and Engineering,” “Sales and Service,” “Manufacturing,” “Competition,” “Intellectual Property Rights,” “Environmental Regulations,” “Customers, Applications and Markets,” “Backlog,” and “Employees,” the following risks apply to us and our business:

Development of New Product Lines; Expansion of Operations   Currently, we are devoting significant resources to the development, introduction and commercialization of our laser processing systems and to enhancements of our Saturn Spectrum 3e and Saturn Spectrum 300e2 wafer steppers and next generation related platforms. We intend to continue to develop these products and technologies during 2005, and will continue to incur significant operating expenses in the areas of research, development and engineering, manufacturing and general and administrative costs in order to further develop, produce and support these new products. Additionally, gross profit margins and inventory levels may be further adversely impacted in the future by costs associated with the initial production of our laser processing systems and by future generations of our 1X lithography systems. Introduction of new products generally involves higher installation costs and product performance uncertainties that could delay customer acceptance of our systems, resulting in a delay in recognizing revenue associated with those systems and a reduction in gross margins. These costs include, but are not limited to, additional manufacturing overhead, additional inventory write-offs, costs of demonstration systems and facilities, costs associated with the establishment of additional after-sales support organizations. Additionally, operating expenses may increase, relative to sales, as a result of adding additional marketing and administrative personnel, among other costs, to support our new products. If we are unable to achieve significantly increased net sales or if our sales fall below expectations, our operating results will be materially adversely affected.

Our ability to commercialize our laser processing technologies depends on our ability to demonstrate a manufacturing-worthy tool. We do not presently have in-house capability to fabricate devices. As a result, we must rely on partnering with semiconductor companies to develop the anneal process. The development of new process technologies is largely dependent upon our ability to interest potential customers in working on joint process development. Our ability to deliver timely solutions is also limited by wafer turnaround at the potential customer’s fabrication facility.

Cyclicality of Semiconductor, Semiconductor Packaging and Nanotechnology Industries   Ultratech’s business depends in significant part upon capital expenditures by manufacturers of semiconductors, bumped semiconductors and nanotechnology components, including thin film head magnetic recording devices, which in turn depend upon the current and anticipated market demand for such devices and products utilizing such devices. The semiconductor industry historically has been highly cyclical and has experienced recurring periods of oversupply. This has, from time to time, resulted in significantly reduced demand for capital equipment including the systems manufactured and marketed by us. We believe that markets for new generations of semiconductors and semiconductor packaging will also be subject to similar fluctuations. Our business and operating results would be materially adversely affected by downturns or slowdowns in the semiconductor packaging market or by loss of market share. Accordingly, we may not be able to achieve or maintain our current or prior level of sales.

We attempt to mitigate the risk of cyclicality by participating in multiple markets including semiconductor, semiconductor packaging, thin film head and other nanotechnology sectors, as well as diversifying into new markets such as photolithography for optical networking (a nanotechnology application) and laser-based annealing for implant activation and other applications. Despite such efforts, when one or more of such markets experiences a downturn or a situation of excess capacity, our net sales and operating results are materially adversely affected.

Rapid Technological Change; Importance of Timely Product Introduction   The semiconductor and nanotechnology manufacturing industries are subject to rapid technological change and new product introductions and enhancements. Our ability to be competitive in these and other markets will depend, in part, upon our ability to develop new and enhanced systems and related software tools, and to introduce these systems and related software tools at competitive prices and on a timely and cost-effective basis to enable customers to integrate them into their operations either prior to or as they begin volume product manufacturing. We will also be required to enhance the performance of our existing systems and related software tools. Our success in developing new and enhanced systems and related software tools depends upon a variety of factors, including product selection, timely and efficient completion of product design, timely and efficient implementation of manufacturing and assembly processes, product performance in the field and effective sales and marketing. Because new product development commitments must be made well in advance of sales, new product decisions must anticipate both future demand and the technology that will be available to supply that demand. We may not be successful in selecting, developing, manufacturing or marketing new products and related software tools or enhancing our existing products and related software tools. Any such failure would materially adversely affect our business, financial condition and results of operations.

Because of the large number of components in our systems, significant delays can occur between a system’s introduction and the commencement by Ultratech of volume production of such systems. We have experienced delays from time to time in the introduction of, and technical and manufacturing difficulties with, certain of our systems and enhancements and related software features and options, and may experience delays and technical and manufacturing difficulties in future introductions or volume production of new systems or enhancements and related software features and options.

We may encounter additional technical, manufacturing or other difficulties that could further delay future introductions or volume production of systems or enhancements. Our inability to complete the development or meet the technical specifications of any of our systems or enhancements and related software tools, or our inability to manufacture and ship these systems or enhancements and related software tools in volume and in time to meet the requirements for manufacturing the future generation of semiconductor or nanotechnology devices would materially adversely affect our business, financial condition and results of operations. In addition, we may incur substantial unanticipated costs to ensure the functionality and reliability of our products early in the products’ life cycles. If new products have reliability or quality problems, reduced orders or higher manufacturing costs, delays in customer acceptance, revenue recognition and collecting accounts receivable and additional service and warranty expenses may result. Any of such events may materially adversely affect our business, financial condition and results of operations.

International Sales   International net sales accounted for approximately 65%, 61% and 48% of total net sales for the years 2004, 2003 and 2002, respectively. We anticipate that international sales, which typically have lower gross margins than domestic sales, principally due to increased competition and higher field service and support costs, will continue to account for a significant portion of total net sales. As a result, a significant portion of our net sales will continue to be subject to certain risks, including unexpected changes in regulatory requirements; difficulty in satisfying existing regulatory requirements; exchange rate fluctuations; tariffs and other barriers; political and economic instability; difficulties in accounts receivable collections; natural disasters; difficulties in staffing and managing foreign subsidiary and branch operations; and potentially adverse tax consequences.

Although we generally transact our international sales in U.S. dollars, international sales expose us to a number of additional risk factors, including fluctuations in the value of local currencies relative to the U.S. dollar, which, in turn, impact the relative cost of ownership of our products and may further impact the purchasing ability of our international customers. However, in Japan, we have direct sales operations and orders are often denominated in Japanese yen. This may subject us to a higher degree of risk from currency fluctuations. We attempt to mitigate this exposure through the use of foreign currency forward exchange contracts. We are also subject to the risks associated with the imposition of legislation and regulations relating to the import or export of semiconductors and nanotechnology products. We cannot predict whether the United States or any other country will implement changes to quotas, duties, taxes or other charges or restrictions upon the importation or exportation of our products. These factors, or the adoption of restrictive policies, may have a material adverse effect on our business, financial condition and results of operations.

Dependence on Key Personnel   Ultratech’s future operating results depend, in significant part, upon the continued contributions of key personnel, many of whom would be difficult to replace. We have entered into employment agreements with only a limited number of our employees, including our Chief Executive Officer, President and Chief Financial Officer, and our employees are employed “at will.” Some of these agreements contain vesting acceleration and severance payment provisions that could result in significant costs or charges to us should the employee be terminated without cause, die or have a disability. We do not maintain any life insurance on any of our key people. The loss of key personnel could have a material adverse effect on the business, financial condition and results of operations of Ultratech. In addition, our future operating results depend in significant part upon our ability to attract and retain other qualified management, manufacturing, technical, sales and support personnel for our operations. There are only a limited number of persons with the requisite skills to serve in these positions and it may become increasingly difficult for us to hire such personnel over time. At times, competition for such personnel has been intense, particularly in the San Francisco Bay Area where we maintain our headquarters and principal operations, and there can be no assurance that we will be successful in attracting or retaining such personnel. The failure to attract or retain such persons would materially adversely affect our business, financial condition and results of operations.

Changes to Financial Accounting Standards May Affect Our Reported Results of Operations   We prepare our financial statements in conformity with accounting principles generally accepted in the United States, or U.S. GAAP. These principles are subject to interpretation by the Financial Accounting Standards Board (FASB), the American Institute of Certified Public Accountants (AICPA), the Securities and Exchange Commission (SEC) and various bodies formed to interpret and create appropriate accounting policies. A change in those policies can have a significant effect on our reported results and may affect our reporting of transactions completed before a change is announced.

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

Changes in securities laws and regulations have increased our costs.   The Sarbanes-Oxley Act of 2002 required changes in our corporate governance, public disclosure and compliance practices. The number of rules and regulations applicable to us have increased and will continue to increase our legal and financial compliance costs, and have made some activities more difficult, such as by requiring stockholder approval of new option plans. In addition, we have incurred and expect to continue to incur significant costs in connection with compliance with Section 404 of the Sarbanes-Oxley Act regarding internal controls over financial reporting. We estimate that we have incurred costs approaching three million dollars to achieve initial compliance with Section 404, and we expect ongoing costs to maintain compliance to be between one and two million dollars annually. We also expect these developments to make it more difficult and more expensive to obtain director and officer liability insurance, and we may be required to accept reduced coverage or incur substantially higher costs to obtain coverage. These developments could make it more difficult for us to attract and retain qualified members of our board of directors, particularly to serve on our audit committee, and qualified executive officers. In addition, in connection with our Section 404 certification process, we may identify from time to time deficiencies in our internal controls. Any material weakness or deficiency in our internal controls over financial reporting could materially and negatively impact our reported financial results and the market price of our stock could significantly decline. Additionally, adverse publicity related to the disclosure of a material weakness or deficiency in internal controls over financial reporting could have a negative impact on our reputation, business and stock price.

Effects of Certain Anti-Takeover Provisions   Certain provisions of Ultratech’s Certificate of Incorporation, equity incentive plans, Shareholder Rights Plan, licensing agreements, Bylaws and Delaware law may discourage certain transactions involving a change in control of our company. In addition to the foregoing, our classified board of directors, the shareholdings of Ultratech’s officers, directors and persons or entities that may be deemed affiliates and the ability of the Board of Directors to issue “blank check” preferred stock without further stockholder approval could have the effect of delaying, deferring or preventing a change in control of Ultratech and may adversely affect the voting and other rights of holders of Common Stock.

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

As of March 1, 2005, we had approximately 6.5 million stock options outstanding. Among other determinants, the market price of our stock has a major bearing on the number of stock options outstanding that are included in the weighted-average shares used in determining our net income (loss) per share. During periods of extreme volatility, the impact of higher stock prices can have a materially dilutive effect on our net income (loss) per share. Additionally, options are excluded from the calculation of net income (loss) per share when we have a net loss or when the exercise price of the stock option is greater than the average market price of our Common Stock, as the impact of the stock options would be anti-dilutive.

Terrorist Attacks and Threats, and Government Responses Thereto, May Negatively Impact All Aspects of Our Operations, Revenues, Costs and Stock Price   Terrorist attacks in the United States and elsewhere, government responses thereto, and military actions in Iraq, Afghanistan and elsewhere, may disrupt our operations or those of our customers and suppliers and may affect the availability of materials needed to manufacture our products or the means to transport those materials to manufacturing facilities and finished products to customers. In addition, any of these events could increase volatility in the United States and world financial markets which may depress the price of our Common Stock and may limit the capital resources available to us or our customers or suppliers, which could result in decreased orders from customers, less favorable financing terms from suppliers, and scarcity or increased costs of materials and components of our products. Additionally, terrorist attacks on Ultratech itself may significantly disrupt our ability to conduct our business. Any of these occurrences could have a significant impact on our operating results, revenues and costs and may result in increased volatility of the market price of our Common Stock.

Information Available on Company Web-site

Ultratech’s web-site is located at www.ultratech.com. We make available, free of charge, through our web-site, our annual report on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K (and amendments to those reports), as soon as reasonably practicable after such reports are filed electronically with the SEC. We have adopted a Code of Ethics for our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. We have posted this Code of Ethics on our website. Any future amendments to this Code will also be posted on our website.

ITEM 2.                PROPERTIES

Ultratech maintains its headquarters and manufacturing operations in San Jose, California in two leased facilities, totaling approximately 177,000 square feet, which contain general administration and finance, marketing and sales, customer service and support, manufacturing and research, development, and engineering. The leases for these facilities expire at various dates from March 2010 to January 2011. We also lease sales and support offices in the United States in Woburn, Massachusetts and Dallas, Texas under leases expiring in 2005. We maintain offices outside the United States in Taiwan, the Philippines, Japan, Korea, France, China and the United Kingdom, with terms expiring between five months and eleven years from December 31, 2004. We believe that our existing facilities will be adequate to meet our currently anticipated requirements and that suitable additional or substitute space will be available as needed.

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

On October 12, 2001, we were sued in the District Court of Massachusetts by SVG Lithography Systems (“SVGL”), alleging infringement of several patents. SVGL is a division of Silicon Valley Group, Inc., which is a wholly owned subsidiary of ASML. As of March 2004, all claims made by SVGL had been dismissed.

We are involved in other lawsuits and legal actions that we believe not to be material to our business, results of operations or financial condition.

ITEM 4.                SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter ended December 31, 2004.

Executive Officers of the Registrant

As of December 31, 2004, the executive officers of Ultratech, who are appointed by and serve at the discretion of the Board of Directors, were as follows:

Name	Age	Position with the Company
Arthur W. Zafiropoulo	65	Chairman of the Board of Directors and Chief Executive Officer
John E. Denzel	45	President and Chief Operating Officer
Bruce R. Wright	56	Senior Vice President, Finance, Chief Financial Officer and Secretary
Rick P. Friedman	48	Senior Vice President of World-wide Sales and Marketing

Mr. Zafiropoulo founded Ultratech in September 1992 to acquire certain assets and liabilities of the Ultratech Stepper Division (the “Predecessor”) of General Signal Technology Corporation (“General Signal”) and, since March 1993, has served as Chief Executive Officer and Chairman of the Board. Additionally, Mr. Zafiropoulo served as President of Ultratech from March 1993 to March 1996, from May 1997 until April 1999 and from April 2001 to January 2004. Between September 1990 and March 1993, he was President of the Predecessor. From February 1989 to September 1990, Mr. Zafiropoulo was President of General Signal’s Semiconductor Equipment Group International, a semiconductor equipment company. From August 1980 to February 1989, Mr. Zafiropoulo was President and Chief Executive Officer of Drytek, Inc., a plasma dry-etch company that he founded in August 1980, and which was later sold to General Signal in 1986. From July 1987 to September 1989, Mr. Zafiropoulo was also President of Kayex, a semiconductor equipment manufacturer, which was a unit of General Signal. From July 2001 to July 2002, Mr. Zafiropoulo served as Vice Chairman of SEMI (Semiconductor Equipment and Materials International), an international trade association representing the semiconductor, flat panel display equipment and materials industry. From July 2002 to June 2003, Mr. Zafiropoulo served as Chairman of SEMI; and Mr. Zafiropoulo has been on the Board of Directors of SEMI since July 1995.

Mr. Denzel has served as President and Chief Operating Officer since January 2004. From January 2002 until January 2004, Mr. Denzel served as Senior Vice President, Operations. From December 1999 to December 2001, Mr. Denzel served as Vice President of Operations responsible for all Engineering and Manufacturing activities. From July 1996 to November 1999, Mr. Denzel served as the Vice President of Manufacturing. Prior to joining Ultratech, Mr. Denzel was Vice President at Trend Plastics Inc. from 1995 to 1996, responsible for Finance, Sales, Marketing, Human Resources and Information Systems. From 1993 to 1995, Mr. Denzel was the Director of Technology at the J-I-T Institute of Technology. Prior to that, Mr. Denzel worked in various positions at Watkins-Johnson Company, a semiconductor equipment, electronics and environmental services company.

Mr. Wright has served as Senior Vice President, Finance, Chief Financial Officer and Secretary since joining Ultratech on June 1, 1999. From May 1997 to May 1999, Mr. Wright served as Executive Vice President, Finance and Chief Financial Officer of Spectrian Corporation, a radio frequency (RF) amplifier company. From November 1994 through May 1997, Mr. Wright was Senior Vice President of Finance and Administration, and Chief Financial Officer of Tencor Instruments until its acquisition by KLA

Instruments Corporation in 1997, which formed KLA-Tencor Corporation, and from December 1991 through October 1994, Mr. Wright was Vice President and Chief Financial Officer of Tencor Instruments. Mr. Wright serves on the Board of Directors of Credence Systems Corporation, a provider of products and equipment used for the testing of semiconductor integrated circuits.

Mr. Friedman has served as Senior Vice President of World-wide Sales and Marketing since June 2004. Prior to joining Ultratech, Mr. Friedman served two years as Vice President, World-wide Sales and Field Operations for Asyst Technologies, Inc., a leading provider of integrated automation solutions for the semiconductor manufacturing industry. Mr. Friedman has over eighteen years experience in the semiconductor capital equipment industry and has held executive positions at major semiconductor equipment manufacturers, including eight years at Lam Research Corporation, where he held a number of leadership positions with regional and global responsibility for sales and field operations. He joined Lam Research Corporation as a result of its 1993 acquisition of Drytek, Inc., where he served in key sales leadership and account management roles.

PART II

ITEM 5.                MARKET FOR THE REGISTRANT’S COMMON EQUITY, AND RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our Common Stock is traded on the Nasdaq National Market under the symbol UTEK. The following table sets forth, for the periods indicated, the range of high and low reported sale prices of our Common Stock on the Nasdaq National Market

Fiscal 2004 - Fiscal Quarter Ended		March 31	June 30	September 30	December 31
Market Price:	High	$35.55	$24.95	$17.75	$19.45
	Low	$20.37	$13.69	$10.99	$15.11

Fiscal 2003 - Fiscal Quarter Ended		March 31	June 30	September 30	December 31
Market Price:	High	$12.99	$19.75	$32.23	$35.00
	Low	$9.71	$10.75	$18.06	$24.25

As of March 1, 2005, we had approximately 368 stockholders of record.

Ultratech’s fiscal quarters in 2004 ended on April 3, 2004, July 3, 2004, October 2, 2004 and December 31, 2004, and our fiscal quarters in 2003 ended on March 29, 2003, June 28, 2003, September 27, 2003 and December 31, 2003. For convenience of presentation, our fiscal quarters in each year have been shown as ending on March 31, June 30, September 30, and December 31.

We have not paid cash dividends on our Common Stock since inception, and our Board of Directors presently plans to reinvest our earnings in our business. Accordingly, it is anticipated that no cash dividends will be paid to holders of Common Stock in the foreseeable future.

In August 2004, we issued 1,250 shares of our Common Stock in an unregistered, private placement under Section 4(2) of the Securities Act of 1933 to Semiconductor Equipment and Materials International (SEMI), a non-profit global trade organization, to support their efforts to educate youth interested in science and math about career opportunities in the semiconductor equipment industry.

In November 2003, we issued 1,000 shares of our Common Stock in an unregistered, private placement under Section 4(2) of the Securities Act of 1933 to Semiconductor Equipment and Materials International (SEMI), a non-profit global trade organization, to support their efforts to educate youth interested in science and math about career opportunities in the semiconductor equipment industry.

ITEM 6.                SELECTED FINANCIAL DATA

In thousands, except per share data and percentage information	2004	2003(d)	2002(c)	2001(b)	2000(a)
Operations:
Net sales	$109,892	$100,121	$68,506	$130,680	$146,655
Gross profit	52,693	46,611	14,850	44,781	57,667
Gross profit as a percentage of net sales	48%	47%	22%	34%	39%
Operating income (loss)	$(2,429)	$2,972	$(36,506)	$(24,465)	$(11,171)
Income (loss) before income taxes (benefit) and cumulative effect of a change in accounting principle	1,069	6,996	(30,248)	(16,806)	12,159
Pre-tax income (loss) as a percentage of net sales	1%	7%	(44)%	(13)%	8%
Income taxes (benefit)	$445	$(570)	$(4,866)	$1,038	$2,433
Income (loss) before cumulative effect of a change in accounting principle	624	7,566	(25,382)	(17,844)	9,726
Cumulative effect on prior years of SAB 101 “Revenue Recognition in Financial Statements”	—	—	—	—	(18,883)
Net income (loss)	624	7,566	(25,382)	(17,844)	(9,157)
Income (loss) before cumulative effect of a change in accounting principle per share—basic	$0.03	$0.33	$(1.12)	$(0.81)	$0.46
Cumulative effect on prior years of SAB 101 “Revenue Recognition in Financial Statements” per share—basic	—	—	—	—	$(0.89)
Net income (loss) per share—basic	$0.03	$0.33	$(1.12)	$(0.81)	$(0.43)
Number of shares used in per share computation—basic	23,733	23,017	22,586	22,143	21,236
Income (loss) before cumulative effect of a change in accounting principle per share—diluted	$0.03	$0.31	$(1.12)	$(0.81)	$0.46
Cumulative effect on prior years of SAB 101 “Revenue Recognition in Financial Statements” per share—diluted	—	—	—	—	$(0.89)
Net income (loss) per share—diluted	$0.03	$0.31	$(1.12)	$(0.81)	$(0.43)
Number of shares used in per share computation—diluted	24,734	24,476	22,586	22,143	21,236
Balance sheet:
Cash, cash equivalents and short-term investments	$151,627	$165,902	$157,529	$169,154	$163,681
Working capital	169,621	170,501	152,160	162,826	151,434
Total assets	230,546	220,748	222,366	243,419	264,069
Long-term obligations, less current portion	—	—	—	—	—
Stockholders’ equity	193,290	190,739	171,754	195,281	194,257
Other data:
Return on average equity	0%	4%	(14)%	(9)%	(5)%
Book value per common share outstanding	$8.10	$8.09	$7.59	$8.70	$9.13
Current ratio	6.31	7.49	4.29	4.39	3.18
Long term debt to equity ratio	0.00	0.00	0.00	0.00	0.00
Capital expenditures	$9,868	$6,073	$4,800	$5,389	$18,439
Income tax (benefit) as percentage of pre-tax income (loss)	42%	(8)%	16%	(6)%	N/C

Quarterly Data

Unaudited, in thousands, except per share data	1st	2nd	3rd	4th
2004
Net sales	$26,611	$22,497	$32,393	$28,391
Gross profit	13,060	10,173	16,210	13,250
Operating income (loss)	(332)	(3,330)	2,203	(970)
Net income (loss)	527	(2,266)	2,845	(482)
Net income (loss) per share—basic	$0.02	$(0.10)	$0.12	$(0.02)
Number of shares used in per share computation—basic	23,683	23,705	23,764	23,819
Net income (loss) per share—diluted	$0.02	$(0.10)	$0.12	$(0.02)
Number of shares used in per share computation—diluted	25,663	23,705	24,044	23,819
2003(d)
Net sales	$22,000	$24,764	$26,544	$26,813
Gross profit	8,134	11,824	13,713	12,940
Operating income (loss)	(1,658)	1,100	1,711	1,819
Net income (loss)	(983)	2,029	3,240	3,280
Net income (loss) per share—basic	$(0.04)	$0.09	$0.14	$0.14
Number of shares used in per share computation—basic	22,680	22,783	23,010	23,449
Net income (loss) per share—diluted	$(0.04)	$0.09	$0.13	$0.13
Number of shares used in per share computation—diluted	22,680	23,381	25,144	25,900

(a)           Operating loss in 2000 includes a special charge of $9,670,000 relating to the shutdown of our UltraBeam unit. Net loss in 2000 includes a non-operating gain of $15,983,000 relating to the sale of land and income taxes of $2,433,000 relating to the sale of land and other special items. Additionally, net loss in 2000 includes a charge of $18,883,000 related to the cumulative effect on prior years of the application of SAB 101 “Revenue Recognition in Financial Statements.”

(b)          Operating loss in 2001 includes a charge of $11,070,000 related to cost of discontinued products, and $12,278,000 related to restructure of operations.

(c)           Operating loss in 2002 includes a charge of: $5,305,000 related to cost of inventory write-downs; $1,425,00 related to cost of discontinued products; and $4,090,000 related to restructure of operations.

(d)          Operating income (loss) in 2003, in the second, third and fourth quarters, includes the favorable impact of selling inventory and discontinued products previously written down of $740,000, $363,000 and $569,000, respectively. Operating income (loss) in 2003, in the second and fourth quarters, also includes the favorable impact of reducing reserves established in prior years for the restructuring of operations of $114,000 and $614,000, respectively.

ITEM 7.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Certain of the statements contained herein, which are not a historical fact and which can generally be identified by words such as “anticipates”, “expects”, “intends”, “will”, “could”, “believes”, “estimates”, “continue”, and similar expressions, are forward-looking statements under Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that involve risks and uncertainties, such as lengthy sales cycles, including the timing of system installations and acceptances; dependence on new product introductions and commercial success of any new products; integration, development and associated expenses of the laser processing operation; delays, deferrals and cancellations of orders by customers; cyclicality in the semiconductor and nanotechnology industries; pricing pressures and product discounts; lengthy and costly development cycles for lithography and laser-processing technologies and applications; high degree of industry competition; intellectual property matters; expiration of licensing arrangements, and the resulting adverse impact on our licensing revenues; changes to financial accounting standards; changes in pricing by us, our competitors or suppliers; customer concentration; market acceptance of new products and enhanced versions of our existing products; international sales; timing of new product announcements and releases by us or our competitors; ability to volume produce systems and meet customer requirements; sole or limited sources of supply; ability and resulting costs to attract or retain sufficient personnel to achieve our targets for a particular period; dilutive effect of employee stock option grants on net income per share, which is largely dependent upon us achieving and maintaining profitability and the market price of our stock; mix of products sold; rapid technological change and the importance of timely product introductions; outcome of litigation; manufacturing variances and production levels; timing and degree of success of technologies licensed to outside parties; product concentration and lack of product revenue diversification; inventory obsolescence; asset impairment; effects of certain anti-takeover provisions; future acquisitions; volatility of stock price; business interruptions due to natural disasters or utility failures; environmental regulations; and any adverse effects of terrorist attacks in the United States or elsewhere, or government responses thereto, or military actions in Iraq, Afghanistan and elsewhere, on the economy, in general, or on our business in particular. Due to these and additional factors, the statements, historical results and percentage relationships set forth below are not necessarily indicative of the results of operations for any future period. These forward-looking statements are based on management’s current beliefs and expectations, some or all of which may prove to be inaccurate, and which may change. We undertake no obligation to revise or update any forward-looking statements to reflect any event or circumstance that may arise after the date of this report.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities at the date of the consolidated financial statements. By their nature, these estimates and judgments are subject to an inherent degree of uncertainty. On an on-going basis, we evaluate our estimates, including those related to inventories, warranty obligations, purchase order commitments, bad debts, income taxes, intangible assets, restructuring and contingencies and litigation. Management bases its estimates and judgments on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

We believe the following critical accounting policies are affected by our more significant judgments and estimates used in the preparation of our consolidated financial statements. We have reviewed these policies with our Audit Committee.

Revenue Recognition

We recognize revenue when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the seller’s price is fixed or determinable, and collectibility is reasonably assured. We derive revenue from four sources—system sales, spare parts sales, service contracts and license fees.

Provided all other criteria are met, we recognize revenues on system sales when we have received customer acceptance of the system and have completed the system installation obligations or are otherwise released from our installation obligations. In the event that terms of the sale provide for a lapsing customer acceptance period, we recognize revenue upon the expiration of the lapsing acceptance period or customer acceptance, whichever occurs first. In these instances, revenue is recorded only if the product has met product specifications prior to shipment and management deems that no significant uncertainties as to product performance exist.

Our transactions frequently include the sale of systems and services under multiple element arrangements. In situations with multiple deliverables, revenue is recognized upon the delivery of the separate elements and when we receive customer acceptance or are otherwise released from our customer acceptance obligations. Consideration from multiple element arrangements is allocated among the separate accounting units based on the residual method under which the revenue is allocated to undelivered elements based on fair value of such undelivered elements and the residual amounts of revenue allocated to delivered elements, provided the undelivered elements have value on a stand alone basis, there is objective and reliable evidence of fair value for the undelivered elements, the arrangement does not include a general right of return relative to the delivered item and delivery or performance of the undelivered item(s) is considered probable and substantially in our control. The maximum revenue recognized on a delivered element is limited to the amount that is not contingent upon the delivery of additional items.

We generally recognize revenue from spare parts sales upon shipment, as our products are generally sold on terms that transfer title and risk of ownership when it leaves our site. We sell service contracts for which revenue is deferred and recognized ratably over the contract period and service contracts based on a purchased quantity of hours under which revenue is recognized as service hours are delivered. We recognize revenue from licensing and technology support agreements ratably over the contract period, or the estimated useful life of the licensed technologies, whichever is shorter.

Costs related to deferred product revenues are capitalized (deferred) and recognized at the time of revenue recognition. Deferred product revenue and costs are netted on our balance sheet, under the caption “deferred product and services income.”

Inventories and Purchase Order Commitments

The semiconductor industry is characterized by rapid technological change, changes in customer requirements and evolving industry standards. We perform a detailed assessment of inventory at each balance sheet date, which includes a review of, among other factors, demand requirements and market conditions. Based on this analysis, we record adjustments, when appropriate, to reflect inventory at lower of cost or market. Although we make every effort to ensure the accuracy of our forecasts of product demand, any significant unanticipated changes in demand, product mix or technological developments would significantly impact the value of our inventory and our reported operating results. In the future, if we find that our estimates are too optimistic and we determine that our inventory needs to be written down, we will be required to recognize such costs in our cost of sales at the time of such determination. For example, if the demand assumption used in our assessment at December 31, 2004 was reduced by 10%, assuming all other assumptions such as product mix are kept the same and that mitigation efforts were not possible, we would have had to write down our inventory and open purchase commitments by $555,000. Conversely, if we find our estimates are too pessimistic and we subsequently sell product that has previously been written down, our gross margin in that period will be favorably impacted. During the three year period ended December 31, 2004, we recorded a write down of inventory of $6.7 million in 2002 and subsequently realized favorable gross margin impacts of $1.7 million and $1.0 million, respectively, in 2003 and 2004 due to the sales of inventory previously written down.

Warranty Obligations

We recognize the estimated cost of our product warranties at the time revenue is recognized. Our warranty obligation is affected by product failure rates, material usage rates and the efficiency by which the product failure is corrected. Should actual product failure rates, material usage rates and labor efficiencies differ from our estimates, revisions to the estimated warranty liability would be required which could result in future charges or credits to our gross margins. During the three years ended December 31, 2004, our estimates and assumptions have not changed significantly and our estimates have approximated actual costs incurred.

Allowance for Bad Debt

We maintain an allowance for estimated losses resulting from the inability of our customers to make required payments. This reserve is established based upon historical trends, current economic conditions, delinquency status based on contractual terms and an analysis of specific exposures. If the financial condition of our customers were to deteriorate, or even a single customer was otherwise unable to make payments, additional allowances may be required. The average selling price of our systems is in excess of $1.5 million. Accordingly, a single customer default could have a material adverse effect on our results of operations. During the three years ended December 31, 2004, we did not experience significant write-offs of accounts receivable. As a result, we have reduced our bad debt reserve as a percentage of gross accounts receivable from 2.4% at December 31, 2002 to 1.2% at December 31, 2004.

Deferred Income Taxes

We record a valuation allowance to reduce our deferred tax assets to the amount that is more likely than not to be realized. At December 31, 2004, the valuation allowance was $72.9 million. Based on the uncertainty of future pre-tax income for U.S. tax purposes, we have presently fully reserved our domestic net deferred tax assets. At December 31, 2004, we had recorded approximately $0.3 million of foreign deferred tax assets related to our Japanese operations. In the event we were to determine that we would be able to realize the domestic deferred tax assets in the future, an adjustment to the deferred tax asset valuation reserve would increase income through an increase in the Company’s income tax benefit in the period such determination was made.

RESULTS OF OPERATIONS

We derive a substantial portion of our total net sales from sales of a relatively small number of newly manufactured systems, which typically range in price from $1.0 million to $4.0 million. As a result of these high sale prices, the timing and recognition of revenue from a single transaction has had and most likely will continue to have a significant impact on our net sales and operating results for any particular period.

Our backlog at the beginning of a period typically does not include all of the sales needed to achieve our sales objectives for that period. In addition, orders in backlog are subject to cancellation, shipment or customer acceptance delays, and deferral or rescheduling by a customer with limited or no penalties. Consequently, our net sales and operating results for a period have been and will continue to be dependent upon our obtaining orders for systems to be shipped and accepted in the same period in which the order is received. Our business and financial results for a particular period could be materially adversely affected if an anticipated order for even one system is not received in time to permit shipment and customer acceptance during that period. Furthermore, a substantial portion of our shipments have historically occurred near the end of each quarter. Delays in installation and customer acceptance due, for example, to our inability to successfully demonstrate the agreed-upon specifications or criteria at the customer’s facility, or to the failure of the customer to permit installation of the system in the agreed upon time, may cause net sales in a particular period to fall significantly below our expectations, which may materially adversely affect our operating results for that period. This risk is especially applicable in connection with the introduction and initial sales of a new product line. Additionally, the failure to receive anticipated orders or delays in shipments due, for example, to rescheduling, delays, deferrals or cancellations by customers, additional customer configuration requirements, or to unexpected manufacturing difficulties or delays in deliveries by suppliers due to their long production lead times or otherwise, have caused and may continue to cause net sales in a particular period to fall significantly below our expectations, materially adversely affecting our operating results for that period. In particular, the long manufacturing and acceptance cycles of our Saturn Spectrum family of wafer steppers and laser thermal processing systems and the long lead time for lenses and other materials, could cause shipments and acceptances of such products to be delayed from one quarter to the next, which could materially adversely affect our financial condition and results of operations for a particular quarter.

Additionally, the need for continued expenditures for research and development, capital equipment, ongoing training and worldwide customer service and support, among other factors, will make it difficult for us to reduce our operating expenses in a particular period if we fail to achieve our net sales goals for the period.

Net sales

2004 vs. 2003

(in millions)	2004	2003	Amount of Change	Percentage change
Sales of:
Systems	$82.0	$73.6	$8.4	11%
Spare parts	11.4	12.3	(0.9)	(7)%
Services	12.3	10.6	1.7	16%
Licenses	4.2	3.7	0.5	14%
Total Net Sales	$109.9	$100.1	$9.8	10%

Net sales consist of revenues from system sales, spare parts sales, services and licensing of technologies. System sales increased 11%, to $82.0 million, on a unit volume increase of 14%. The weighted-average selling prices of systems sold declined 2% from the prior year due to an increase in the percentage of refurbished systems sold as compared to the prior year. In 2004, refurbished systems accounted for approximately 30% of units sold as compared to 22% of units sold in 2003. This percentage can fluctuate from year to year and, as refurbished units generally have lower average selling prices than new units, any such fluctuation will impact the weighted average selling price of the systems sold.

On a product market application basis, system sales to the semiconductor industry, primarily for advanced packaging applications, were $61.5 million for the year ended December 31, 2004, an increase of 11% as compared with system sales of $55.4 million in 2003. This increase was due to a 7% increase in volume and a 4% increase in the weighted average selling price resulting from a small decrease in the percentage of refurbished systems sold in 2004 as compared to 2003. System sales to the nanotechnology market were $20.5 million for the year ended December 31, 2004, an increase of 13% as compared with sales of $18.1 million in 2003. This increase was due to a 27% increase in volume, primarily as a result of increased sales to thin film head customers, partially offset by a decrease in the weighted average selling price. The decrease in the weighted average selling price resulted from an increase in the percentage of refurbished systems sold in 2004 as compared to 2003. In 2004, refurbished systems accounted for approximately 42% of units sold as compared to 27% of units sold in 2003.

Sales of spare parts for 2004 decreased 7%, to $11.4 million, as compared to 2003. This decrease was due to less revenue from system upgrades and a lower level of spare parts sales activity in Asia. Revenues from services increased 16%, to $12.3 million, primarily as a result of an increase in system relocations and new service contracts for existing customers in North America and Asia.

Revenues from licensing and licensing support arrangements increased to $4.2 million, as compared with $3.7 million in 2003, as a result of a payment we received from a company under a licensing agreement. We do not expect a similar payment in the future. Except as noted above, we expect license revenue to continue at its current level until April 2005 at which time our deferred license revenue will be fully amortized.

At December 31, 2004, we had approximately $1.2 million of deferred product and services income resulting from products shipped but not yet installed and accepted and deferred service revenue, essentially the same level as reported at December 31, 2003. During 2004, deferred license revenue decreased by $3.7 million, to $1.0 million, as a result of amortization of proceeds received in prior periods. Amortization of deferred license income results in current period license revenue. Deferred income related to our products is recognized upon satisfying the contractual obligations for installation and/or customer acceptance.

For the year ended December 31, 2004, international net sales were $71.7 million, or 65% of total net sales, as compared with $61.4 million, or 61% of total net sales for 2003. We expect sales to international customers to continue to represent a significant majority of our revenues during 2005. Our revenue derived from sales in foreign countries is not generally subject to significant exchange rate fluctuations, principally because sales contracts for our systems are generally denominated in U.S. dollars. In Japan, however, orders are often denominated in Japanese yen. For the year ended December 31, 2004, we recorded system sales in Japan of $31.1 million of which 49% were denominated in Japanese yen. This subjects us to the risk of currency fluctuations. We attempt to mitigate this risk by entering into foreign currency forward exchange contracts for the period between when an order is received and when it is recorded as revenue. After recording revenue, we use various mechanisms, such as foreign currency forward exchange contracts and natural hedges, to offset substantial portions of the gains or losses associated with our Japanese yen denominated receivables due to exchange rate fluctuations. We had approximately $6.6 million of Japanese yen denominated receivables at December 31, 2004. International sales expose us to a number of additional risks, including fluctuations in the value of local currencies relative to the U.S. dollar, which impact the relative cost of ownership of our products and, thus, the customer’s willingness to purchase our product. (See “Additional Risk Factors: International Sales”).

2003 vs. 2002

(in millions)	2003	2002	Amount of Change	Percentage change
Sales of:
Systems	$73.6	$44.2	$29.4	66%
Spare parts	12.3	8.2	4.1	50%
Services	10.6	10.9	(0.3)	(3)%
Licenses	3.7	5.2	(1.5)	(29)%
Total Net Sales	$100.1	$68.5	$31.6	46%

System sales increased 66%, to $73.6 million, on a unit volume increase of 76%. Excluding reduction lithography systems, which we have discontinued, system sales increased 93% to $72.1 million, on a unit volume increase of 71%. We discontinued the XLS reduction stepper platform in September 2001. However, we were able to sell three systems that had been previously written down during the year ended December 31, 2003. The weighted-average selling prices of systems sold, exclusive of reduction systems, increased 13% due primarily to a lower proportion of lower-priced refurbished systems sold in 2003. In 2003, refurbished systems accounted for approximately 22% of units sold as compared to 45% of units sold in 2002.

On a product market application basis, system sales to the semiconductor industry, primarily for advanced packaging applications, were $55.5 million for the year ended December 31, 2003, an increase of 50% as compared with system sales of $36.8 million in 2002. System sales to the semiconductor industry included $1.0 million and $6.8 million of reduction stepper systems, which have been discontinued, for the years ended December 31, 2003 and 2002, respectively. This increase is due to increased purchases by the semiconductor industry as demand for products with advanced packaging capabilities has increased, particularly in the bump technology area, during 2003. System sales to the nanotechnology market were $18.1 million for the year ended December 31, 2003, an increase of 145% as compared with sales of $7.4 million in 2002, primarily as a result of growth in the laser diode and LED markets and improvements in the disk drive industry.

Sales of spare parts for 2003 increased 50%, to $12.3 million, as compared to 2002. This increase is due to increased levels of manufacturing within the semiconductor industry, resulting in greater utilization of the equipment, and an increase in upgrades of customer systems. Revenues from services declined 3%, to $10.6 million, primarily as a result of fewer units coming out of warranty during the year partially offset by increased revenue from training courses that we offered of $0.4 million.

Revenues from licensing and licensing support arrangements declined to $3.7 million, as compared with $5.2 million in 2002, as a result of a large technology support agreement that expired in February 2002. At December 31, 2003, we had approximately $1.1 million of deferred product and services income resulting from products shipped but not yet installed and accepted and deferred service revenue, as compared with $11.3 million at December 31, 2002. The decrease in deferred product and services income resulted from lower shipments of systems not yet installed and accepted as compared to systems recognized for revenue in the fourth fiscal quarter of 2003. During 2003, deferred license income decreased by $3.7 million, to $4.8 million, as a result of amortization of proceeds received in prior periods.

For the year ended December 31, 2003, international net sales were $61.4 million, or 61% of total net sales, as compared with $33.2 million, or 48% of total net sales for 2002.

Gross profit

2004 vs. 2003

On a comparative basis, gross margins were 47.9% and 46.6% for 2004 and 2003, respectively. The 1.3 percentage point improvement in gross margin in 2004 was due primarily to efficiencies associated with increased production and services activity (2.1 points) and increased license revenue which has little, if any, cost of sales associated with it (.5 points) offset partially by the favorable impact in 2003 from the sale of 3 XLS reduction lithography systems which had been previously written down (0.7 percentage points) and the favorable impact in 2003 due primarily to the sale of inventory previously written down (0.6 percentage points).

Exclusive of licensing revenues, gross margin was 45.9% for 2004 as compared with 44.5% for 2003. We believe disclosure of gross margins without reference to licensing revenues provides additional appropriate disclosure to allow comparison of our product and service gross margins over time because there is little, if any, cost of sales associated with our licensing revenues. We expect license revenue to continue at the current level until April 2005, when it will cease. Gross margins will be negatively impacted by the discontinuance of license revenue at that time.

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

2003 vs. 2002

On a comparative basis, gross margins were 46.6% and 21.7% for the years ended December 31, 2003 and 2002, respectively. The improvement in gross margin in 2003 was due primarily to inventory write-downs in 2002 plus the favorable impact of selling inventory in 2003 previously written down (11.5 points), improved service and warranty costs resulting from improved product quality and better utilization of our personnel (9.1 points), increased production levels resulting in better utilization of our manufacturing infrastructure (4.4 points), and lower manufacturing costs of which $0.9 million was due to the recording of an expense in 2002 related to prior periods due to rent-averaging requirements under certain of our facility leases (2.0 points). These improvements were offset partially by the impact of lower licensing revenue (1.5 points), which has no associated cost of sales, and a change in product mix.

Exclusive of licensing and licensing support revenues, gross margin was 44.5% for the year ended December 31, 2003, as compared with 15.2% for the year ended December 31, 2002. We believe disclosure of gross margins without reference to licensing revenues provides additional appropriate disclosure to allow comparison of our product and service gross margins over time because there is little, if any, cost of sales associated with our licensing revenues.

Research, development and engineering expenses

2004 vs. 2003

			Amount of	Percentage
(in millions)	2004	2003	Change	change
Research, development and engineering expenses	$25.9	$21.3	$4.6	22%

The increase in research, development and engineering expenses in 2004 as compared to 2003 was due to increased investments in the development of our laser processing technologies and our next generation 1X stepper products. We continue to invest significant resources in the development and enhancement of our laser processing systems and technologies and our 1X products and related technologies. Given that there is an inherent delay between the time product development activities and expenditures occur and when resultant product revenue is ultimately realized, current year research, development and engineering investments contributed very little to the current year’s revenue. However, we expect that product development efforts during 2004 will contribute to revenue in future years. Approximately 94% of our system revenue in 2004 represented products or features developed by us during the three years ended December 31, 2004.

2003 vs. 2002

(in millions)	2003	2002	Amount of Change	Percentage change
Research, development and engineering expenses	$21.3	$23.5	$(2.2)	(9)%

The $2.2 million year-over-year decline in research, development and engineering spending was primarily attributable to the restructuring of the applications engineering function in September 2002 ($2.0 million), the discontinuance of our advanced reduction stepper platforms in the second half of 2002 ($1.5 million) and the impact of recording a $0.5 million non-cash expense in 2002 related to prior periods, pursuant to rent-averaging requirements under certain of our facility leases. These favorable impacts were offset partially by increased spending on our laser processing technologies and our next generation 1X stepper products.

Amortization of intangible assets

Amortization of intangible assets was $0.4 million for the years ended December 31, 2004, 2003 and 2002. We expect this expense to be $0.1 million in the first quarter of 2005 and to end in March 2005.

Selling, general and administrative expenses

2004 vs. 2003

(in millions)	2004	2003	Amount of Change	Percentage change
Selling, general and administrative expenses	$28.8	$22.7	$6.1	27%

Selling, general and administrative expense increased by $6.1 million in 2004 as compared to 2003. This increase was due to increased marketing and sales activity primarily driven by our efforts in laser processing ($2.2 million), increased legal costs primarily related to our being a plaintiff in a patent infringement lawsuit ($1.3 million), increased costs associated with our compliance with the Sarbanes-Oxley Act of 2002 and related SEC and Nasdaq rules ($0.5 million), increased sales commission expense due to increased revenues ($0.5 million), and other individually insignificant items which in total increased $1.6 million.

2003 vs. 2002

(in millions)	2003	2002	Amount of Change	Percentage change
Selling, general and administrative expenses	$22.7	$23.4	$(0.7)	(3)%

The year-over-year decline in selling, general and administrative expense was $0.7 million. This decrease was primarily attributable to cost containment measures implemented in the second half of 2002 ($1.1 million) and reduced legal costs ($0.8 million), partially offset by higher selling expenses associated with a 46% increase in our revenue ($0.6 million) and increased corporate governance costs primarily associated with our compliance with the Sarbanes-Oxley Act of 2002 and related SEC and Nasdaq rules ($0.6 million).

Restructure of operations

In September 2002, in response to suddenly worsening conditions in the semiconductor industry in particular, and the general economy as a whole, we decided to reduce our workforce by approximately 15% and to cease or suspend activities related to certain engineering and administrative initiatives. As a result of this decision, we recognized a restructuring charge of $4.3 million for the three-month period ended September 28, 2002. We reduced this charge by $0.2 million during the three-month period ended December 31, 2002, primarily as a result of canceling our plans to exit a certain building and an adjustment of our international severance costs. Of the total net charge for the year ended December 31, 2002 of $4.1 million, the cash component included employee severance costs of $0.9 million, contract termination fees of $0.2 million and facility closure costs of $0.1 million. The non-cash component of this charge included $2.5 million of impairment to the carrying value of equipment and leasehold improvements and $0.3 million of impairment to prepaid expenses and other current assets. We further reduced this charge by $0.1 million during the three-month period ending June 30, 2003, as a result of a gain recorded from the sale of certain fixed assets previously written down. As of December 31, 2003, all restructuring costs had been paid.

In September 2001, we reached a decision to consolidate our manufacturing operations and eliminate approximately 20% of our workforce. As a result of this decision, we recognized a restructuring charge of $12.0 million in the quarter ended September 30, 2001. Additionally, we recognized restructuring charges of $0.3 million, or $0.01 per share (diluted) in the quarter ended December 31, 2001, primarily related to employee severance costs of $0.6 million (from additional personnel actions) and higher fixed asset disposal costs of $0.4 million, partially offset by revised facility closure and other cost estimates of $0.7 million. Of the full-year charge of $12.3 million, non-cash components included a $4.1 million impairment charge for intangible assets related to our XLS reduction product platform acquired in 1998 and a $1.5 million impairment charge for fixed assets disposed of in conjunction with the consolidation of manufacturing facilities. The cash components of this charge included $4.0 million for estimated expenditures related to the closure of facilities, $2.5 million for employee severance costs and $0.1 million of other restructuring costs. In October 2003, we reached an agreement to terminate our lease for a facility in Wilmington, Massachusetts. As a result of this agreement we recorded a recovery of restructuring charges of $0.6 million during the period ending December 31, 2003. As of December 31, 2003, all restructuring costs had been paid. (See Note 11 in “Notes to Consolidated Financial Statements.”)

Interest and other income, net

	Years Ended December 31,
In thousands	2004	2003	2002
Interest income	$3,624	$4,338	$6,441
Other income (expense), net	(12)	(61)	(48)
Interest and other income, net	$3,612	$4,277	$6,393

Interest income was $3.6 million for the year ended December 31, 2004, as compared with $4.3 million for 2003 and $6.4 million for 2002. Included in the amounts reported for 2003 and 2002 were $0.3 and $0.2 million, respectively, relating to interest on tax settlements or refunds. The decreases in 2004 and 2003 from the prior year, excluding the interest income on tax settlements or refunds, were primarily due to lower interest rates on our investments. We presently maintain an investment portfolio with a weighted-average maturity of less than one year. Consequently, changes in short-term interest rates have a significant impact on our interest income. Future changes are expected to have a similar impact.

Income tax expense (benefit)

For the year ended December 31, 2004, we recorded an income tax expense of $0.4 million which included a $0.1 million benefit related to the settlement of tax audit issues in the United Kingdom. The actual expense recorded, excluding the benefit related to the settlement of tax audit issues in the United Kingdom, represents 51% of pre-tax income. This rate is higher than the United States (“US”) federal rate of 35% because the tax benefit of US losses was not recognized as domestic deferred tax assets are fully reserved.

For the year ended December 31, 2003, we recorded an income tax benefit of $0.6 million, inclusive of a special tax benefit of $0.4 million related to the settlement of a research and development tax credit claim with the California Franchise Tax Board and $0.4 million related to the resolution of certain tax audit issues in the United Kingdom. Additionally, we recorded a $0.5 million benefit from the reversal of reserves associated with deferred tax assets carried on the balance sheet of our Japan subsidiary, reflecting improved operating trends in that region. Offsetting these tax benefits was a tax expense of approximately $0.7 million related, primarily, to taxable income in our foreign entities, for which there is no corresponding net operating loss carry-forward benefit.

For the year ended December 31, 2002, we recorded an income tax benefit of $4.9 million. The benefit relates to resolution of our IRS audit for the years 1993 through 1996 and a carry back of losses to recover prior years’ federal alternative minimum taxes of $1.2 million.

In October 2004, the United States enacted The American Jobs Creation Act of 2004 (“the Act”). The Act provides for a three year phase-out of current extraterritorial income tax (“ETI”) benefits and replaces ETI with a phased-in nine percent domestic production activity deduction that will not be fully effective until 2010. We do not currently realize ETI tax benefits. This provision of the Act is not expected to have a material effect on our results of operations of financial position in the near future. The Act also includes a deduction of 85% for certain foreign earnings that are repatriated, as defined in the Act. We do not intend to repatriate any of our foreign earnings during the effective period of this deduction under the Act.

We presently anticipate that we will recognize income tax expense in 2005 of approximately 10% of pre-tax income, primarily as a result of foreign income taxes and federal alternative minimum tax. We believe that the tax rate in 2005 will be substantially less than the rate in 2004 and the statutory rate because of available federal net operating loss carry-forwards. We expect to recognize the benefit of the use of these carry-forwards by reversing the valuation allowance associated with these domestic deferred tax assets.

Income taxes can be affected by estimates of whether, and within which jurisdictions, future earnings will occur and how and when cash is repatriated to the United States, combined with other aspects of an overall income tax strategy. Additionally, taxing jurisdictions could retroactively disagree with our tax treatment of certain items, and some historical transactions have income tax effects going forward. Accounting rules require these future effects to be evaluated using current laws, rules and regulations, each of which can change at any time and in an unpredictable manner. We believe we have adequately provided for any reasonably foreseeable outcome related to these matters, and we do not anticipate any material earnings impact from their ultimate resolutions.

Outlook

Although we believe that our served markets have generally strengthened during the last twelve months, the anticipated timing of orders, shipments and customer acceptances usually requires us to fill a number of production slots in any given quarter in order to meet our sales targets. If we are unsuccessful in our efforts to secure those production orders, or if existing production orders are delayed or cancelled, our results of operations will be materially adversely impacted. Accordingly, we may not be able to achieve or maintain our current or prior level of sales. We presently expect that net sales for 2005 will increase 20% to 25% from the level of net sales reported in 2004 of $109.9 million.

Because our net sales are subject to a number of risks, including risks associated with the introduction of our new laser processing product line including delays in customer acceptance, intense competition in the capital equipment industry, uncertainty relating to the timing and market acceptance of our products and the condition of the macro-economy and the semiconductor industry, we may not exceed or maintain our current or prior level of net sales for any period in the future. Additionally, we believe that the market acceptance and volume production of our Saturn Spectrum 3e, our 300mm offerings, our laser processing systems, our new generation of 1X steppers and our 1000 series family of wafer steppers, are of critical importance to our future financial results. At December 31, 2004, these critical systems represented 90% of our backlog. To the extent that these products do not achieve or maintain significant sales due to difficulties involving manufacturing or engineering, the inability to reduce the current long manufacturing cycles for these products, competition, excess capacity in the semiconductor or nanotechnology device industries, customer acceptances, or any other reason, our business, financial condition and results of operations would be materially adversely affected.

We believe that gross margin for 2005 will be between 48% and 49%, as compared to gross margin of 48% for 2004. Should our sales not reach the level expected, we may incur a higher risk of inventory obsolescence and excess purchase commitments and lower utilization of our manufacturing infrastructure, which would materially adversely impact our results of operations. New products generally have lower gross margins until there is widespread market acceptance and until production and after-sales efficiencies can be achieved. Should significant market demand fail to develop for our laser processing systems, our business, financial condition and results of operations would be materially adversely affected. In addition, higher costs associated with extended customer acceptance periods on early shipments of our new laser processing products will negatively affect our gross margins.

We continue to invest significant resources in the development and enhancement of our laser processing systems and technologies and our 1X products and related technologies. Further, we expect that selling, general and administrative expenses will continue to be impacted by the factors noted above in the explanation of current period variances. As a result, we believe operating margin for 2005 will be between 5% and 7% and net income per share will be between $0.35 and $0.45.

LIQUIDITY AND CAPITAL RESOURCES

Net cash used in operating activities was $10.5 million for the year ended December 31, 2004, as compared with net cash generated by operations of $11.7 million for the comparable period in 2003. Net cash used in operating activities during the year ended December 31, 2004 was attributable to the net change in operating assets and liabilities of $20.2 million offset partially by non-cash charges to income of $9.2 million and net income of $0.6 million. The $20.2 million use of cash from the net change in operating assets and liabilities was primarily a result of an increase in accounts receivable of $10.5 million, reflecting a 73% increase in shipments during the fourth quarter of 2004 as compared to shipments during the fourth quarter of 2003; an increase in inventories of $8.8 million, due to the roll out of our laser processing product; a decrease in deferred license revenue of $3.7 million; an increase in long-term demonstration inventories of $2.1 million and a use of cash of $1.0 million due to changes in all other assets and liabilities. These uses were offset partially by an increase in accounts payable of $5.9 million due to investments in our facilities and inventory related to our laser processing product during the fourth quarter of 2004.

We believe that because of the relatively long manufacturing cycle of certain of our systems, particularly newer products, our inventories will continue to represent a significant portion of working capital. Currently, we are devoting significant resources to the development, introduction and commercialization of our laser processing system and to the development of our next generation 1X lithography technologies. We currently intend to continue to incur significant operating expenses in the areas of research, development and engineering, manufacturing and selling, general and administrative costs in order to further develop, produce and support these new products. Additionally, gross profit margins, inventory and capital equipment levels may be adversely impacted in the future by costs associated with the initial production of the laser processing system and by future generations of our 1X wafer steppers. These costs include, but are not limited to, additional manufacturing overhead, costs of demonstration systems and facilities and the establishment of additional after-sales support organizations. Additionally, there can be no assurance that operating expenses will not increase, relative to sales, as a result of adding technical, marketing and administrative personnel, among other costs, to support our new products. If we are unable to achieve significantly increased net sales or if our sales fall below expectations, our cash flow and operating results will be materially adversely affected until, among other factors, costs and expenses can be reduced. Our failure to achieve our sales targets for these new products could result in additional inventory write-offs and asset impairment charges, either of which could materially adversely impact our results of operations.

During the year ended December 31, 2004, net cash provided by investing activities was $24.8 million due to a net decrease in available-for-sale securities of $34.7 million partially offset by capital expenditures of $9.9 million. We are planning to incur capital expenditures in 2005 of approximately $5 million for equipment and facility improvements driven primarily by our new product introductions.

Net cash provided by financing activities was $8.5 million during the year ended December 31, 2004, attributable to increased borrowings of $5.3 million and $3.1 million in proceeds received from the issuance of Common Stock under our employee stock option and stock purchase plans.

At December 31, 2004, we had working capital of $169.6 million. Our principal source of liquidity at December 31, 2004 consisted of $143.7 million in cash, cash equivalents and short-term investments net of our borrowings under our line of credit.

We have approximately $11.3 million of retained earnings in our foreign subsidiaries. Although it is not our intent to repatriate these earnings, possible adverse tax consequences associated with repatriating these funds may effectively restrict their use to cash requirements in those specific jurisdictions.

During 2002, we received proceeds of $3.2 million in conjunction with a sale/leaseback transaction. To provide additional security to the lessor, we granted a security interest in certain of our other equipment. We recorded a deferred rent credit equal to the excess of the sale proceeds over the adjusted basis in the equipment sold. In September 2003, we paid $1.8 million to close this transaction and to purchase the related capital asset. The impact from this transaction on our results of operations for the year ended December 31, 2003 was immaterial.

In December 2004, we entered into a line of credit agreement with a brokerage firm replacing a similar arrangement that we had with a different firm. Under the terms of this agreement, we may borrow funds at a cost equal to the current Federal funds rate plus 100 basis points (2.25% as of December 31, 2004). Certain of our cash, cash equivalents and short-term investments secure borrowings outstanding under this facility. Funds are advanced to us under this facility based on pre-determined advance rates on the cash and securities held by us in this brokerage account. This agreement has no set expiration date and there are no loan covenants. As of December 31, 2004, $7.9 million was outstanding under this facility, with a related collateral requirement of approximately $10.5 million of our cash, cash equivalents and short-term investments. As of December 31, 2003, $2.5 million was outstanding under a similar facility, with a related collateral requirement of approximately $3.6 million of our cash, cash equivalents and short-term investments.

In January 2003, our Board of Directors authorized the purchase of up to 5.0 million shares of our Common Stock at prevailing market prices. This authorization expired on December 31, 2003. We did not elect to repurchase any shares under this arrangement. Should we decide to acquire our own shares in the open market, potentially large amounts of our cash, cash equivalents and short-term investments would be required.

The following summarizes our contractual obligations at December 31, 2004, and the effect such obligations are expected to have on our liquidity and cash flows in future periods:

(in millions)	Total	Less than 1 year	1-3 years	3-5 years	After 5 years
Notes payable obligations	$7.9	$7.9	$—	$—	$—
Non-cancelable operating lease obligations—equipment	0.2	0.1	0.1	—	—
Non-cancelable operating lease obligations—buildings	26.0	4.3	9.1	9.3	3.3
Long-term payables	0.5	—	—	—	0.5
Open purchase order commitments	36.8	24.4	12.4	—	—
Total contractual cash obligations	$71.4	$36.7	$21.6	$9.3	$3.8

The amounts shown in the table above for open purchase order commitments are primarily related to the purchase of inventories, equipment and leasehold improvements. We record charges to operations for purchase order commitments we deem in excess of normal operating requirements (see “Critical Accounting Policies and Estimates”).

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

We may in the future pursue additional acquisitions of complementary product lines, technologies or businesses. Future acquisitions may result in potentially dilutive issuances of equity securities, the incurrence of debt and contingent liabilities and amortization expenses and impairment charges related to goodwill and other intangible assets, which could materially adversely affect our financial condition and results of operations. In addition, acquisitions involve numerous risks, including difficulties in the assimilation of the operations, technologies, personnel and products of the acquired companies; the diversion of management’s attention from other business concerns; risks of entering markets in which we have limited or no direct experience; and the potential loss of key employees of the acquired company. In the event we acquire product lines, technologies or businesses which do not complement our business, or which otherwise do not enhance our sales or operating results, we may incur substantial write-offs and higher recurring operating costs, which could have a material adverse effect on our business, financial condition and results of operations. In the event that any such acquisition does occur, there can be no assurance as to the effect thereof on our business or operating results.

Off-Balance Sheet Transactions

Our off-balance sheet transactions consist of certain financial guarantees, both expressed and implied, related to indemnification for product liability, patent infringement and latent product defects. Other than liabilities recorded pursuant to known product defects, at December 31, 2004, we did not record a liability associated with these guarantees, as we have little or no history of costs associated with such indemnification requirements.

Foreign currency

As part of our overall strategy to manage the level of exposure to the risk of foreign currency exchange rate fluctuations, we attempt to hedge most of our Japanese yen denominated foreign currency exposures. We use foreign currency forward contracts to hedge the risk that unremitted Japanese yen denominated receipts from customers for actual or forecasted sales of equipment after receipt of customer orders may be adversely affected by changes in foreign currency exchange rates. After recording revenue, we use various mechanisms, such as foreign currency forward exchange contracts and natural hedges, to offset substantial portions of the potential gains or losses associated with our Japanese yen denominated assets and liabilities due to exchange rate fluctuations. At December 31, 2004, we had taken action to hedge approximately 100% of these Japanese yen denominated exposures. In addition to natural hedges resulting from having both assets and liabilities denominated in Japanese yen, we enter into foreign currency forward contracts that generally have maturities of nine months or less. We often close foreign currency forward contracts by entering into an offsetting contract. At December 31, 2004, we had contracts for the sale of $13.9 million of foreign currencies at fixed rates of exchange.

ITEM 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest rate risk

Our exposure to market risk due to potential changes in interest rates, relates primarily to our investment portfolio, which consisted primarily of fixed interest rate instruments as of December 31, 2004. We maintain an investment policy designed to ensure the safety and preservation of our invested funds by limiting market risk and the risk of default.

Certain of our cash, cash equivalents and short-term investments serve as collateral for a line of credit we maintain with a brokerage firm. The line of credit is used for liquidity purposes, mitigating the need to liquidate investments in order to meet our current operating cash requirements.

The following table presents the hypothetical changes in fair values in the financial instruments held by us at December 31, 2004, that are sensitive to changes in interest rates. These instruments are comprised of cash, cash equivalents and short-term investments. These instruments are held for purposes other than trading. The modeling techniques used measure the change in fair values arising from selected hypothetical changes in interest rates. Assumed market value changes to our portfolio reflects immediate hypothetical parallel shifts in the yield curve of plus or minus 50 basis points (BPS), 100 BPS, and 150 BPS:

	Valuation of securities given an interest rate decrease of X basis points			No change in interest rate	Valuation of securities given an interest rate decrease of X basis points
Short-term investments, in thousands	(150 BPS)	(100 BPS)	(50 BPS)	0 BPS	50 BPS	100 BPS	150 BPS
U.S. Treasury securities and obligations of U.S. government agencies	$52,885	$52,755	$52,627	$52,501	$52,376	$52,252	$52,130
Obligations of states and political subdivisions	4,008	4,008	4,008	4,007	4,007	4,007	4,007
U.S. corporate debt securities	91,569	91,344	91,121	90,901	90,683	90,469	90,256
Total short-term investments	$148,462	$148,107	$147,756	$147,409	$147,066	$146,728	$146,393

We have not materially altered our investment objectives or criteria and believe that, although the composition of our portfolio has changed from the preceding year, the portfolio’s sensitivity to changes in interest rates is materially the same.

Credit risk

We mitigate credit default risk by attempting to invest in high credit quality securities and by positioning our portfolio to respond appropriately to a significant reduction in a credit rating of any investment issuer or guarantor. The portfolio includes only marketable securities with active secondary or resale markets to ensure portfolio liquidity and is diversified in accordance with our investment policy. To date, we have not experienced significant liquidity problems with our portfolio. Our largest holding at December 31, 2004, excluding the United States government and its agencies, was $5.5 million.

Foreign exchange risk

The majority of our revenue, expense and capital purchasing activities are transacted in U.S. dollars. However, we do enter into these transactions in other currencies, primarily Japanese Yen. To protect against reductions in value and the volatility of future cash flows caused by changes in currency exchange rates we have established transaction and balance sheet hedging programs. We use foreign currency forward contracts to hedge the risk that unremitted Japanese yen denominated receipts from customers for actual or forecasted sales of equipment after receipt of customer orders may be adversely affected by changes in foreign currency exchange rates. After recording revenue, we use various mechanisms, such as foreign currency forward exchange contracts and natural hedges, to offset substantial portions of the potential gains or losses associated with our Japanese yen denominated assets and liabilities due to exchange rate fluctuations. At December 31, 2004, we had taken action to hedge approximately 100% of these Japanese yen denominated exposures. In addition to natural hedges resulting from having both assets and liabilities denominated in Japanese yen, we enter into foreign currency forward contracts that generally have maturities of nine months or less. We often close foreign currency forward contracts by entering into an offsetting contract. At December 31, 2004, we had contracts for the sale of $13.9 million of Japanese yen at fixed rates of exchange. Our hedging programs reduce, but do not always entirely eliminate, the impact of currency movements. (See “Derivative instruments and hedging” in Footnote 4 of Notes to Consolidated Financial Statements for additional disclosures.)

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Selected Financial Data information contained in Item 6 of Part II hereof is hereby incorporated by reference into this Item 8 of Part II of this Form 10-K.

ULTRATECH, INC.
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
AND FINANCIAL STATEMENT SCHEDULE

Consolidated Financial Statements included in Item 8:

CONSOLIDATED BALANCE SHEETS

In thousands, except share and per share amounts	December 31, 2004	December 31, 2003
Assets
Current assets:
Cash and cash equivalents	$47,985	$25,149
Short-term investments	103,642	140,753
Accounts receivable, less allowance for doubtful accounts of $237 in 2004 and $146 in 2003	19,907	9,398
Inventories	27,842	19,037
Taxes receivable	509	349
Prepaid expenses and other current assets	1,654	2,099
Total current assets	201,539	196,785
Equipment and leasehold improvements, net	21,992	18,481
Intangible assets, net	95	476
Demonstration inventory, net	4,223	3,071
Other assets	2,697	1,935
Total assets	$230,546	$220,748
Liabilities and Stockholders’ Equity
Current liabilities:
Notes payable	$7,900	$2,564
Accounts payable	13,587	7,729
Accrued expenses	7,700	7,883
Deferred license revenue	1,041	4,752
Deferred product and services income	1,244	1,088
Advance billings	415	1,523
Income taxes payable	31	745
Total current liabilities	31,918	26,284
Accrued rent	3,294	2,784
Other liabilities	2,044	941
Commitments and contingencies
Stockholders’ equity:
Preferred Stock, $.001 par value: 2,000,000 shares authorized; none issued	—	—
Common Stock, $.001 par value: 40,000,000 shares authorized; issued and outstanding: 23,853,538 at December 31, 2004 and 23,582,125 at December 31, 2003	24	24
Additional paid-in capital	213,660	210,323
Treasury stock; 464,721 shares at December 31, 2004 and 465,971 shares at December 31, 2003	(6,738)	(6,756)
Accumulated other comprehensive income (loss), net	(489)	937
Accumulated deficit	(13,167)	(13,789)
Total stockholders’ equity	193,290	190,739
Total liabilities and stockholders’ equity	$230,546	$220,748

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
In thousands, except per share amounts	2004	2003	2002
Net sales
Products	$93,392	$85,799	$52,400
Services	12,289	10,611	10,862
Licenses	4,211	3,711	5,244
Total net sales	109,892	100,121	68,506
Cost of sales
Cost of products sold	48,466	46,999	45,770
Cost of services	8,733	6,511	7,886
Gross profit	52,693	46,611	14,850
Research, development, and engineering	25,936	21,309	23,522
Amortization of intangible assets	381	381	381
Selling, general, and administrative	28,805	22,677	23,363
Restructure of operations	—	(728)	4,090
Operating income (loss)	(2,429)	2,972	(36,506)
Interest expense	(114)	(253)	(135)
Interest and other income, net	3,612	4,277	6,393
Income (loss) before income taxes	1,069	6,996	(30,248)
Income taxes (benefit)	445	(570)	(4,866)
Net income (loss)	$624	$7,566	$(25,382)
Net income (loss) per share—basic
Net income (loss)	$0.03	$0.33	$(1.12)
Number of shares used in per share computations—basic	23,733	23,017	22,586
Net income (loss) per share—diluted
Net income (loss)	$0.03	$0.31	$(1.12)
Number of shares used in per share computations—diluted	24,734	24,476	22,586

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
In thousands	2004	2003	2002
Cash flows from operating activities:
Net income (loss)	$624	$7,566	$(25,382)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	6,235	6,621	7,678
Amortization	2,306	2,492	1,769
Non-cash restructuring and asset impairment charges (recoveries):
Equipment and leasehold improvements, net	—	(128)	2,492
Inventories	—	(393)	5,598
Prepaid expenses and other current assets	—	—	337
Other, net	—	—	678
Loss on disposal of equipment	122	189	159
Stock compensation	235	311	85
Deferred income taxes	269	(559)	—
Changes in operating assets and liabilities:
Accounts receivable	(10,509)	3,472	932
Inventories	(8,805)	6,420	(4,733)
Taxes receivable	(160)	830	(1,154)
Prepaid expenses and other current assets	185	(212)	(203)
Leases receivable—long term	—	—	121
Demonstration Inventory	(2,099)	(1,785)	701
Other assets	(740)	187	466
Accounts payable	5,858	1,010	(2,374)
Accrued expenses	(183)	(3,078)	1,018
Advance billings	(1,108)	499	(1,986)
Income taxes payable	(745)	305	(3,864)
Deferred product and services income, net	156	(5,205)	2,725
Deferred license revenue	(3,711)	(3,711)	(5,244)
Accrued restructuring expenses	—	(2,558)	(1,780)
Accrued rent	510	(522)	3,131
Other liabilities	1,101	(74)	1,015
Net cash provided by (used in) operating activities	(10,459)	11,677	(17,815)
Cash flows from investing activities:
Capital expenditures	(9,868)	(6,073)	(4,800)
Investments in securities	(102,513)	(165,056)	(95,661)
Proceeds from sales and maturities of investments	137,195	161,938	61,604
Net cash provided by (used in) investing activities	24,814	(9,191)	(38,857)
Cash flows from financing activities:
Proceeds from notes payable	37,900	15,315	17,199
Repayment of notes payable	(32,564)	(22,584)	(7,366)
Proceeds from issuance of Common Stock	3,120	12,055	2,372
Net cash provided by financing activities	8,456	4,786	12,205
Net effect of exchange rate changes on cash	25	(301)	(84)
Net increase (decrease) in cash and cash equivalents	22,836	6,971	(44,551)
Cash and cash equivalents at beginning of period	25,149	18,178	62,729
Cash and cash equivalents at end of period	$47,985	$25,149	$18,178
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$94	$264	$111
Income taxes	668	(1,086)	132
Other non-cash changes:
Systems transferred from (to) inventory to (from) equipment and demonstration inventory	$3,522	$1,232	$(1,965)
Systems transferred from (to) equipment to (from) demonstration inventory	1,097	—	—

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

			Additional		Accumulated Other	Accumulated	Total
	Common Stock		Paid-in	Treasury	Comprehensive	(Deficit)	Stockholders’
In thousands	Shares	Amount	Capital	Stock	Income (Loss)	Earnings	Equity
Balance at December 31, 2001	22,451	$23	$195,612	$(6,867)	$2,486	$4,027	$195,281
Net issuance of Common Stock under stock option plans and employee stock purchase plan	176	—	2,372	—	—	—	2,372
Compensation	—	—	85	—	—	—	85
Components of comprehensive loss:
Change in net unrealized gains on:
Available-for-sale investments	—	—	—	—	(518)	—	(518)
Foreign exchange contracts	—	—	—	—	(84)	—	(84)
Net loss	—	—	—	—	—	(25,382)	(25,382)
Total comprehensive loss							(25,984)
Balance at December 31, 2002	22,627	23	198,069	(6,867)	1,884	(21,355)	171,754
Net issuance of Common Stock under stock option plans and employee stock purchase plan	955	1	11,943	111	—	—	12,055
Compensation	—	—	311	—	—	—	311
Components of comprehensive income:
Change in net unrealized gains on:
Available-for-sale investments	—	—	—	—	(646)	—	(646)
Foreign exchange contracts	—	—	—	—	(301)	—	(301)
Net income	—	—	—	—	—	7,566	7,566
Total comprehensive income							6,619
Balance at December 31, 2003	23,582	24	210,323	(6,756)	937	(13,789)	190,739
Net issuance of Common Stock under stock option plans and employee stock purchase plan	272	—	3,102	18	—	—	3,120
Compensation	—	—	235	—	—	—	235
Components of comprehensive income:
Change in net unrealized gains on:
Available-for-sale investments	—	—	—	—	(1,451)	—	(1,451)
Foreign exchange contracts	—	—	—	—	25	—	25
Net income	—	—	—	—	—	624	624
Total comprehensive loss							(802)
Balance at December 31, 2004	23,854	$24	$213,660	$(6,738)	$(489)	$(13,167)	$193,290

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

Major customers

In 2004, Intel Corporation accounted for 10% of our net sales and at December 31, 2004, they accounted for 10% of our accounts receivable. In 2003, Intel accounted for 26% of our net sales and at December 31, 2003, they accounted for less than 10% of our accounts receivable. In 2002, Intel accounted for 19% and Sumitomo Chemical Company, Ltd. accounted for 10% of our net sales. At December 31, 2002, Intel and Sumitomo accounted for 28% and less than 10%, respectively, of our accounts receivable. Other than noted, no other customers accounted for more than 10% of our net sales in any year during the three-year period ended December 31, 2004.

Business segments

In evaluating its business segments, we gave consideration to the Chief Executive Officer’s review of financial information and the organizational structure of our management. Based on this review, we concluded that, at the present time, resources are allocated and other financial decisions are made based, primarily, on consolidated financial information. Accordingly, we have determined that we operate in one business segment, which is the manufacture and distribution of capital equipment to manufacturers of integrated circuits and nanotechnology components.

Enterprise-wide disclosures

Our products are manufactured in the United States and are sold worldwide. We market our products internationally through domestic and foreign-based sales and service operations and independent sales organizations. The following table presents enterprise-wide sales to external customers and long-lived assets by geographic region:

In thousands	2004	2003	2002
Net sales:
United States of America	$38,152	$38,732	$35,307
Japan	35,631	27,987	16,689
Europe	4,346	11,602	5,137
Taiwan	13,912	10,563	5,179
Rest of world	17,851	11,237	6,194
Total	$109,892	$100,121	$68,506
Long-lived assets:
United States of America	$27,211	$23,017	$23,350
Rest of world	1,796	948	629
Total	$29,007	$23,965	$23,979

Europe and the rest of the world are comprised of sales to customers in countries that are individually insignificant.

With the exception of Japan, our operations in foreign countries are not currently subject to significant exchange rate fluctuations, principally because sales contracts for our systems are generally denominated in U.S. dollars. In Japan, we sell our product in both U.S. dollars and Japanese yen. However, we attempt to mitigate our currency exposure through the use of currency forward contracts. (See “Derivative instruments and hedging” in Footnote 4)

2.   CONCENTRATIONS OF RISKS

Financial instruments that potentially subject Ultratech to concentrations of credit risk consist principally of cash equivalents, short-term investments and trade receivables. These credit risks include the potential inability of an issuer or customer to honor their obligations under the terms of the instrument. We place our cash equivalents and short-term investments with high credit-quality financial institutions. We invest our excess cash in commercial paper, readily marketable debt instruments and collateralized funds of U.S. and state government entities. We have established guidelines relative to credit ratings, diversification and maturities that seek to maintain safety and liquidity.

A majority of our trade receivables are derived from sales in various geographic areas, principally the U.S., Europe, Japan, Taiwan and the rest of Asia, to large companies within the semiconductor, semiconductor packaging and nanotechnology industries. We perform ongoing credit evaluations of our customers’ financial condition and require collateral, whenever deemed necessary. We maintain an allowance for uncollectible accounts receivable based upon expected collectibility and estimated returns and allowances. This reserve is established based upon historical trends, current economic conditions, delinquency status based on contractual terms and an analysis of specific exposures. From time to time we may grant longer payment terms or may lease our systems to customers. Long-term receivables and the granting of longer customer payment terms expose us to additional risks, including potentially higher customer concentration and higher potential operating expenses relating to customer defaults. As of December 31, 2004 and 2003, the recorded value of our accounts receivable approximates fair value due to the short-term nature of our accounts receivable.

Sole-source and single-source suppliers provide critical components and services for the manufacture of our products. The reliance on sole or limited groups of suppliers may subject us from time to time to quality, allocation and pricing constraints.

3.   BASIS OF PRESENTATION

The accompanying consolidated financial statements include the accounts of Ultratech and our subsidiaries, all of which are wholly owned. Intercompany balances and transactions have been eliminated.

The U.S. dollar is the functional currency for all foreign operations. Foreign exchange gains and losses, which result from the process of remeasuring foreign currency financial statements into U.S. dollars or from foreign currency exchange transactions during the period, have been immaterial and are included in interest and other income, net.

Use of Estimates

The preparation of the financial statements and related disclosures in conformity with accounting principles generally accepted in the United States requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities at the date of the consolidated financial statements. By their nature, these estimates and judgments are subject to an inherent degree of uncertainty. On an ongoing basis, management evaluates its estimates, including those related to inventories, warranty obligations, purchase order commitments, bad debts, estimated useful lives of fixed assets, asset impairment, income taxes, intangible assets, restructuring and contingencies and litigation. Management bases its estimates on historical experience and on various other analyses and assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

4.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Cash equivalents

Cash equivalents consist of highly liquid investments with a maturity date at acquisition of three months or less. The carrying value of cash equivalents approximates fair value.

Investments

Management determines the appropriate classification of its investments at the time of purchase and re-evaluates the classification at each balance sheet date. At December 31, 2004 and 2003, all investments and cash equivalents in our portfolio were classified as “available for sale” and are stated at fair value, with the unrealized gains and losses, net of tax, reported in accumulated other comprehensive income (loss), as a separate component of stockholders’ equity.

The amortized cost of debt securities is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization, as well as interest, dividends, realized gains and losses and declines in value judged to be other than temporary are included in interest and other income, net. The cost of securities sold is based on the specific identification method.

Allowances for Bad Debts

We maintain an allowance for uncollectible accounts receivable based upon expected collectibility. This reserve is established based upon historical trends, current economic conditions, delinquency status based on contractual terms and an analysis of specific exposures.

Inventories

Inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out (FIFO) method. The semiconductor industry is characterized by rapid technological change, changes in customer requirements and evolving industry standards. We perform a detailed assessment of inventory at each balance sheet date, which includes a review of, among other factors, demand requirements and market conditions. Based on this analysis, we record adjustments, when appropriate, to reflect inventory at lower of cost or market.

Long-lived assets

Equipment and leasehold improvements are stated at cost less accumulated depreciation and amortization. Equipment is depreciated on a straight-line basis over the estimated useful lives (three to ten years). Leasehold improvements are amortized on a straight-line basis over the life of the related assets or the lease term, whichever is shorter.

Demonstration inventory is stated at cost, less accumulated amortization. Demonstration inventory is amortized to its net realizable value as a used system over its estimated useful life as a demonstration system, generally three years.

Intangible assets are carried at cost less accumulated amortization, which is being recognized on a straight-line basis over the economic lives of the respective assets, generally five to seven years. Intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the related asset may not be recoverable. The gross value of intangible assets as of December 31, 2004 and 2003 was $2.0 million. Intangible assets are presented in the statement of financial position net of accumulated amortization of $1,905,000 and $1,524,000 as of December 31, 2004 and 2003, respectively. The $0.1 million of net book value as of December 31, 2004 will be amortized in the quarter ending April 2, 2005.

We review long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of these assets may not be recoverable. We assess these assets for impairment based on estimated future cash flows from these assets. Other than as noted on Footnote 11, “Restructure of Operations”, no impairment charges have been recorded during the three years ended December 31, 2004.

Derivative instruments and hedging

The majority of our revenue, expense and capital purchasing activities are transacted in U.S. dollars. However, we do enter into these transactions in other currencies, primarily Japanese yen. To protect against reductions in value and the volatility of future cash flows caused by changes in currency exchange rates over the ensuing twelve-month period, we have established transaction and balance sheet hedging programs. Currency forward contracts are utilized in these programs. These hedging programs reduce, but do not always entirely eliminate, the impact of currency movements.

Currency forward contracts that are used by us to hedge the risk that unremitted Japanese yen denominated receipts from customers for forecasted sales of equipment after receipt of customer purchase orders may be adversely affected by changes in foreign currency exchange rates are designated as cash flow hedges. The maturity of these instruments is generally nine months or less. At December 31, 2004, we had taken action to hedge 100%, or approximately $3.9 million, of these Japanese yen denominated exposures. We often close currency forward contracts by entering into an offsetting contract.

Ultratech records these currency forward contracts at fair value in our consolidated balance sheets as prepaid expenses and other current assets or accrued expenses, as appropriate, and the related gains or losses on these contracts are recorded in accumulated other comprehensive income (loss) as a component of stockholders’ equity. These deferred gains and losses are recognized in income, as a component of revenue, in the period in which the forecasted sales being hedged are recognized in income. However, to the extent that any of these contracts are not considered to be perfectly effective in offsetting the change in the value of the forecasted sales being hedged, any changes in fair value relating to the ineffective portion of these contracts are immediately recognized in income as a component of interest and other income, net. The effectiveness of the hedge is measured using the forward rates to value the forward contract and the underlying hedged transaction. The ineffective portions of the hedges were not material to the periods presented. Should we terminate a derivative designated as a cash-flow hedge, the derivative is settled for cash and the fair value of the asset or liability, as appropriate, is written off.

Currency forward contracts are also used to offset the currency risk of Japanese yen denominated assets and liabilities. We record these currency forward contracts at fair value in our consolidated balance sheets as prepaid expenses and other current assets or accrued expenses, as appropriate, and the related gains or losses on these contracts are recognized as a component of interest and other income, net.

At December 31, 2004 and 2003, we had currency forward contracts at fixed rates of exchange for the sale of Japanese yen of $13.9 million and $11.8 million, respectively, and for the purchase of Japanese yen of $0.0 million and $0.8 million, respectively. We had recorded $0.3 million of accumulated losses as a component of other comprehensive income (loss) at December 31, 2004 and 2003. The fair value of derivatives classified as cash-flow hedges at December 31, 2004 and 2003 was a liability of $0.3 million. The fair value of other derivatives at December 31, 2004 and 2003 was a liability of $0.2 million and $0.1 million, respectively.

Revenue recognition

We recognize revenue when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the seller’s price is fixed or determinable, and collectibility is reasonably assured. We derive revenue from four sources—system sales, spare parts sales, service contracts and license fees.

Provided all other criteria are met, we recognize revenues on system sales when we have received customer acceptance of the system and have completed the system installation obligations or are otherwise released from our installation obligations. In the event that terms of the sale provide for a lapsing customer acceptance period, we recognize revenue upon the expiration of the lapsing acceptance period or customer acceptance, whichever occurs first. In these instances, revenue is recorded only if the product has met product specifications prior to shipment and management deems that no significant uncertainties as to product performance exist.

Our transactions frequently include the sale of systems and services under multiple element arrangements. In situations with multiple deliverables, revenue is recognized upon the delivery of the separate elements and when we receive customer acceptance or are otherwise released from our customer acceptance obligations. Consideration from multiple element arrangements is allocated among the separate accounting units based on the residual method under which the revenue is allocated to undelivered elements based on fair value of such undelivered elements and the residual amounts of revenue allocated to delivered elements, provided the undelivered elements have value on a stand alone basis, there is objective and reliable evidence of fair value for the undelivered elements, the arrangement does not include a general right of return relative to the delivered item and delivery or performance of the undelivered item(s) is considered probable and substantially in our control. The maximum revenue recognized on a delivered element is limited to the amount that is not contingent upon the delivery of additional items.

We generally recognize revenue from spare parts sales upon shipment, as our products are generally sold on terms that transfer title and risk of ownership when it leaves our site. We sell service contracts for which revenue is deferred and recognized ratably over the contract period and service contracts based on a purchased quantity of hours under which revenue is recognized as service hours are delivered. We recognize revenue from licensing and technology support agreements ratably over the contract period, or the estimated useful life of the licensed technologies, whichever is shorter.

Costs related to deferred product revenues are capitalized (deferred) and recognized at the time of revenue recognition. Deferred product revenue and costs are netted on our balance sheet, under the caption “deferred product and services income.”

Costs incurred for shipping and handling are included in cost of sales.

Warranty Accrual

We generally warrant our products for material and labor to repair the product for a period of 12 months for new products, or 3 months for refurbished products, from the date of customer acceptance. Accordingly, an accrual for the estimated cost of the warranty is recorded at the time the product is shipped and is recorded in the statement of operations at the time revenue is recognized.

Research, development, and engineering expenses

We are actively engaged in basic technology and applied research programs designed to develop new products and product applications. In addition, substantial ongoing product and process improvement engineering and support programs relating to existing products are conducted within engineering departments and elsewhere. Research, development and engineering costs are charged to operations as incurred.

Deferred Income Taxes

We record a valuation allowance to reduce our net deferred tax assets to the amount that is more likely than not to be realized. Based on the uncertainty of future taxable income, we have presently fully reserved our domestic deferred tax assets.

Impact of recently issued accounting standards

In June 2004, the Financial Accounting Standards Board (FASB) ratified Emerging Issues Task Force Issue No. 03-1 (EITF 03-1), “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.” EITF 03-1 includes new guidance for evaluating and recording impairment losses on debt and equity investments, as well as new disclosure requirements for investments that are deemed to be temporarily impaired. Adoption of the recognition and measurement guidance of EITF 03-1 has been temporarily deferred by the FASB, but the disclosure requirements of EITF 03-1 are effective for our 2004 annual consolidated financial statements. Accordingly, additional disclosures as required by EITF 03-1 are included in Note 8 of the Notes to the Consolidated Financial Statements.

In November 2004, the FASB issued Financial Accounting Standard No. 151, “Inventory Costs—an Amendment of ARB No. 43, Chapter 4” (FAS 151). FAS 151 amends ARB 43, Chapter 4, to clarify that abnormal amounts of idle facility expense, freight, handling costs, and wasted materials (spoilage) should be recognized as current-period charges. In addition, this Statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The provisions of this Statement are effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The adoption of the provisions of FAS 151 is not expected to have a material impact on our financial position or results of operations.

On December 16, 2004, the Financial Accounting Standards Board (FASB) issued FASB Statement No. 123 (revised 2004), Share-Based Payment, which is a revision of FASB Statement No. 123, Accounting for Stock-Based Compensation. Statement 123(R) supersedes APB Opinion No. 25, Accounting for Stock

Issued to Employees, and amends FASB Statement No. 95, Statement of Cash Flows. Generally, the approach in Statement 123(R) is similar to the approach described in Statement 123. However, Statement 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. Statement 123(R) must be adopted in the first interim period beginning after June 15, 2005. We expect to adopt it on July 3, 2005, the beginning of our third quarter.

As permitted by Statement 123, we currently account for share-based payments to employees using the intrinsic value method and, as such, generally recognize no compensation cost for employee stock options. Accordingly, the adoption of Statement 123(R)’s fair value method will have a significant impact on our results of operations, although it will have no impact on our overall financial position. The impact of adoption of Statement 123(R) cannot be predicted at this time because it will depend on levels of share-based payments granted in the future, the valuation model used to value the options and other variables. However, had we adopted Statement 123(R) in prior periods, the impact of that standard would have approximated the impact of Statement 123 as described in the disclosure of pro forma net income (loss) and earnings (loss) per share in Note 5 to our consolidated financial statements.

5.   STOCK-BASED COMPENSATION

At December 31, 2004, Ultratech had several stock-based employee compensation plans, which are described more fully in Note 12. We account for these plans under the intrinsic value method because, as discussed below, the fair value accounting method requires use of option valuation models that were not developed for use in valuing employee stock options. Under the intrinsic value method no stock-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant.

Pro forma information regarding net income (loss) and net income (loss) per share is required as if we had accounted for our employee stock options (including purchase rights issued under the Employee Stock Purchase Plan) under the fair value method. The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because our employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing models do not necessarily provide a reliable single measure of the fair value of our employee stock options.

The following table illustrates the effect on net income and earnings per share if we had applied the fair value recognition method to account for stock-based employee compensation.

	Years Ended December 31,
In thousands, except per share amounts	2004	2003	2002
Net income (loss) as reported	$624	$7,566	$(25,382)
Total stock-based employee compensation expense, determined under fair value based method for all awards, net of related tax effects	$25,294	$9,570	$10,210
Pro forma net loss	$(24,670)	$(2,004)	$(35,592)
Net income (loss) per share—basic, as reported	$0.03	$0.33	$(1.12)
Pro forma net loss per share—basic	$(1.06)	$(0.09)	$(1.62)
Net income (loss) per share—diluted, as reported	$0.03	$0.31	$(1.12)
Pro forma net loss per share—diluted	$(1.06)	$(0.09)	$(1.62)

Included in the fair value stock-based employee compensation expense above for 2004, was $16.2 million resulting from the acceleration of vesting of options to purchase approximately 2.3 million shares of common stock for all optionees, except for non-employee members of the Board of Directors, whose exercise price, which ranges from $13.36 to $31.38 per share, exceeded the market price of our stock on the respective dates of acceleration, July 19, 2004 and June 25, 2004. We have never repriced stock options, thus, the exercise prices for the stock options accelerated were unchanged. These unvested “underwater” options, in our opinion, represented negligible value in retaining or motivating our employees. We believe, however, that fully vesting these options favorably motivates our employees to continue with our company and to work to increase stockholder value. As the exercise price of all the stock options affected was greater than their fair market price on the date of vesting acceleration, there was no impact, under the intrinsic value method, on our consolidated statements of operations.

The table above used the following weighted-average assumptions to estimate the fair value of stock options at the date of grant using the Black-Scholes option-pricing model.

	2004	2003	2002
Expected life (in years): stock options	2.2	3.5	3.5
Expected life (in years): Employee Stock Purchase Plan	0.50	1.25	1.00
Risk-free interest rate	2.54%	2.48%	2.22%
Volatility factor	0.60	0.71	0.73
Dividend yield	0%	0%	0%

The 2004 information in the table above reflects the termination of our Employee Stock Purchase Plan in July 2004 and the impact of the acceleration of vesting of underwater stock options discussed previously. The weighted-average expected life of stock options is computed assuming a multiple-point approach with annual vesting periods. The weighted-average fair value per share of stock options granted during 2004, 2003 and 2002 were $5.90, $8.82 and $6.98, respectively.

The weighted average fair value of purchase rights granted under our Employee Stock Purchase Plan during 2004, 2003 and 2002 were $8.21, $5.00 and $5.24, respectively.

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

6.   BASIC AND DILUTED NET INCOME (LOSS) PER SHARE

The following sets forth the computation of basic and diluted net income (loss) per share:

	Years Ended December 31,
In thousands, except per share amounts	2004	2003	2002
Numerator:
Net income (loss)	$624	$7,566	$(25,382)
Denominator:
Denominator for net income (loss) per share—basic	23,733	23,017	22,586
Effect of dilutive Employee Stock Options	1,001	1,459	—
Denominator for net income (loss) per share—diluted	24,734	24,476	22,586
Net income (loss) per share—basic	$0.03	$0.33	$(1.12)
Net income (loss) per share—diluted	$0.03	$0.31	$(1.12)

For the year ended December 31, 2004, options to purchase 2,245,000 shares of Common Stock at an average exercise price of $25.25 were excluded from the computation of diluted net loss per share as the effect would have been anti-dilutive. This compares to the exclusion of 1,127,000 options at an average exercise price of $25.26 for the year ended December 31, 2003 and 4,505,000 options at an average exercise price of $16.40 for the year ended December 31, 2002. Options are anti-dilutive when we have a net loss or when the exercise price of the stock option is greater than the average market price of our Common Stock.

7.   COMPREHENSIVE INCOME (LOSS)

Comprehensive income (loss), as presented on the statements of stockholder’s equity, includes net income (loss) and accumulated other comprehensive income (loss). Accumulated other comprehensive income (loss) is comprised of the following items, net of tax:

	December 31,
In thousands	2004	2003
Unrealized gains (losses) on:
Available-for-sale investments	$(194)	$1,257
Foreign exchange contracts	(295)	(320)
Accumulated other comprehensive income (loss) at end of year	$(489)	$937

The amount of gain (loss) on foreign exchange contracts reclassified to earnings was ($655,000), ($248,000) and $49,000 in 2004, 2003 and 2002, respectively.  The amount of gain (loss) on available-for-sale investments reclassified to earnings was immaterial in each year of the three-year period ended December 31, 2004.

8.   INVESTMENTS

We classified all of our investments as “available for sale” as of December 31, 2004 and 2003. Accordingly, we state our investments at estimated fair value. Fair values are determined based on quoted market prices or pricing models using current market rates. We deem all investments to be available to meet current working capital requirements.

The following is a summary of our investments:

	December 31, 2004				December 31, 2003
Available-for-sale	Amortized	Accumulated Other Comprehensive		Estimated	Amortized	Accumulated Other Comprehensive		Estimated
Short-term investments, in thousands	Cost	Gains	Losses	Fair Value	Cost	Gains	Losses	Fair Value
U.S. Treasury securities and obligations of U.S. government agencies	$52,613	$28	$140	$52,501	$27,156	$109	$14	$27,251
Obligations of states and political subdivisions	4,007	—	—	4,007	11,954	—	—	11,954
U.S. corporate debt securities	90,982	111	192	90,901	118,395	1,177	15	119,557
	$147,602	$139	$332	$147,409	$157,505	$1,286	$29	$158,762

The following is a reconciliation of our investments to the balance sheet classifications at December 31:

In thousands	2004	2003
Cash equivalents	$43,767	$18,009
Short-term investments	103,642	140,753
Investments, at estimated fair value	$147,409	$158,762

Gross realized gains and losses on sales of investments were not material in each year of the three-year period ended December 31, 2004.

The gross amortized cost and estimated fair value of our investments at December 31, 2004, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because the issuers of the securities may have the right to prepay obligations without prepayment penalties.

	Gross
	Amortized	Fair
In thousands	Cost	Value
Due in one year or less	$99,901	$99,862
Due after one year through five years	47,702	47,547
	$147,603	$147,409

The following table provides the breakdown of the cash equivalents and short-term investments with unrealized losses at December 31, 2004:

	In Loss Postion for Less Than 12 Months		In Loss Postion for More Than 12 Months		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Short-term investments, in thousands	Value	Losses	Value	Losses	Value	Losses
U.S. Treasury securities and obligations of U.S. government agencies	$22,894	$140	$—	$—	$22,894	$140
Obligations of states and political subdivisions	—	—	—	—	—	—
U.S. corporate debt securities	45,220	168	1,081	24	46,301	192
	$68,114	$308	$1,081	$24	$69,195	$332

We review our investment portfolio monthly to identify and evaluate investments that have indications of possible impairment. Factors considered in determining whether a loss is temporary include credit quality and our ability and intent to hold the investment for a period of time sufficient to allow for any anticipated recovery in market value. If the credit quality of the investment does not meet the credit quality requirements of our investment policy, we will also consider additional factors such as the length of time and extent to which fair value has been less than the cost basis and the financial condition and near-term prospects of the investee. The gross unrealized losses associated with our cash equivalents and short-term investments were primarily caused by an increase in interest rates during 2004. We have determined that the gross unrealized losses on our cash equivalents and short-term investments at December 31, 2004 are temporary in nature because each investment meets the credit quality requirements of our investment policy and because we have the ability and the intent to hold these investments until they recover their unrealized losses, which may be until maturity.

9.   BALANCE SHEET DETAILS

	December 31,
In thousands	2004	2003
Inventories:
Raw materials	$11,362	$8,647
Work-in-process	13,347	9,286
Finished products	3,133	1,104
Total	$27,842	$19,037
Equipment and leasehold improvements, net:
Machinery and equipment	$39,502	$35,458
Leasehold Improvements	7,046	5,022
Office equipment and furniture	14,279	17,103
	60,827	57,583
Accumulated depreciation and amortization	(38,835)	(39,102)
Total	$21,992	$18,481
Accrued expenses:
Salaries and benefits	$2,360	$2,929
Warranty accrual	2,013	1,257
Reserve for losses on purchase order commitments	1,090	841
Other	2,237	2,856
Total	$7,700	$7,883

Warranty Accrual

We generally warrant our products for a period of 12 months for new products, or 3 months for refurbished products, from the date of customer acceptance for material and labor to repair the product; accordingly, an accrual for the estimated cost of the warranty is recorded at the time the product is shipped. Extended warranty terms, if granted, result in deferral of revenue equating to our standard pricing for similar service contracts. Recognition of the related warranty cost is deferred until product revenue is recognized. Factors that affect our warranty liability include the number of installed units, historical and anticipated rates of warranty claims, and cost per claim. We periodically assess the adequacy of our recorded warranty liabilities and adjust the amounts as necessary.

Changes in our product liability are as follows:

	December 31,
In thousands	2004	2003
Balance, beginning of the period	$1,257	$1,462
Warranties issued during the period	3,979	3,323
Settlements during the period	(3,298)	(3,555)
Changes in liability for pre-existing warranties during the period, including expirations	75	27
Balance, end of the period	$2,013	$1,257

Deferred Service Income

We sell service contracts for which revenue is deferred and recognized ratably over the contract period, for time based service contracts, or as service hours are delivered, for contracts based on a purchased quantity of hours. Changes in our deferred service revenue are as follows:

	December 31,
In thousands	2004	2003
Balance, beginning of the period	$821	$815
Service contracts sold during the period	8,672	7,123
Service contract revenue recognized during the period	(8,161)	(7,117)
Balance, end of the period	$1,332	$821

10.   NOTES PAYABLE

In December 2004, we entered into a line of credit agreement with a brokerage firm. Under the terms of this agreement, we may borrow funds at a cost equal to the current Federal funds rate plus 100 basis points (2.25% as of December 31, 2004). Certain of our cash, cash equivalents and short-term investments secure borrowings outstanding under this facility. Funds are advanced to us under this facility based on pre-determined advance rates on the cash and securities held by us in this brokerage account. This agreement has no set expiration date and there are no loan covenants, other than the aforementioned collateral requirement. As of December 31, 2004, $7.9 million was outstanding under this facility, with a related collateral requirement of approximately $10.5 million of our cash, cash equivalents and short-term investments. As of December 31, 2003, $2.5 million was outstanding under a similar facility, with a related collateral requirement of approximately $3.6 million of our cash, cash equivalents and short-term investments. The cost of borrowing funds at December 31, 2003 was 2.00%. The recorded value of our notes payable approximates fair value due to the short-term nature of the debt.

11.   RESTRUCTURE OF OPERATIONS

In September 2002, in response to worsening conditions in the semiconductor industry in particular, and the general economy as a whole, we decided to reduce our workforce by approximately 15% and to cease or suspend activities related to certain engineering and administrative initiatives. As a result of this decision, we recognized a restructuring charge of $4.3 million, or $0.19 per share for the three-month period ended September 28, 2002. We reduced this charge by $0.2 million during the three-month period ended December 31, 2002, primarily as a result of canceling our plans to exit a certain building and an adjustment of our international severance costs. Of the total net charge for the year ended December 31, 2002 of $4.1 million, the cash component included employee severance costs of $0.9 million, contract termination fees of $0.2 million and facility closure costs of $0.1 million. The non-cash component of this charge included $2.5 million of impairment to the carrying value of equipment and leasehold improvements and $0.3 million of impairment to prepaid expenses and other current assets.

We further reduced this charge by $0.1 million during the three-month period ended June 28, 2003, as a result of the excess of proceeds received from the sale of certain fixed assets over the adjusted net book value of those assets.

As of December 31, 2003, all amounts of these restructuring costs had been paid. Cash components of accrued restructuring costs, and amounts charged against the plan, relative to the September 2002 restructure of operations, were as follows:

in millions	Beginning Accrual Balance	Expenditures	Adjustments	December 31, 2002	Expenditures	December 31, 2003
Employee severance costs	$ 1.0	$ (0.8)	$ (0.1)	$ 0.1	$ (0.1)	$ —
Facility closure costs	0.2	—	(0.1)	0.1	(0.1)	—
Other costs	0.2	—	—	0.2	(0.2)	—
Total	$ 1.4	$ (0.8)	$ (0.2)	$ 0.4	$ (0.4)	$ —

In September 2001, Ultratech reached a decision to consolidate our manufacturing operations and eliminate approximately 20% of our workforce. As a result of this decision, we recognized a restructuring charge of $12.0 million, or $0.54 per share (diluted) in the quarter ended September 29, 2001. Additionally, we recognized restructuring charges of $0.3 million, or $0.01 per share (diluted) in the quarter ended December 31, 2001, primarily related to employee severance costs of $0.6 million (from additional personnel actions) and higher fixed asset disposal costs of $0.4 million, partially offset by revised facility closure and other cost estimates of $0.7 million. Of the full-year charge of $12.3 million, non-cash components included a $4.1 million impairment charge for intangible assets related to our XLS reduction product platform acquired in 1998 and a $1.5 million impairment charge for fixed assets disposed of in conjunction with the consolidation of manufacturing facilities. The cash components of this charge included $4.0 million for estimated expenditures related to the closure of facilities, $2.5 million for employee severance costs and $0.1 million of other restructuring costs.

In October 2003, we reached a settlement with the landlord of our Wilmington, Massachusetts facility. As a result of this settlement, we recognized a credit to operations of $0.6 million.

As of December 31, 2003, all amounts of these restructuring costs had been paid. Cash components of accrued restructuring costs, and amounts charged against the plan for the twelve-month period then ended, relative to the September 2001 restructure of operations, were as follows:

in millions	Beginning Accrual Balance	Expend- itures	Adjust- ments	Dec. 31, 2001	Expend- itures	Dec. 31, 2002	Expend- itures	Adjust- ments	Dec. 31, 2003
Facility closure costs	$ 4.3	$ (0.8)	$ (0.3)	$ 3.2	$ (1.0)	$ 2.2	$ (1.6)	$ (0.6)	$ —
Employee severance costs	1.9	(1.4)	0.6	1.1	(1.1)	—	—	—	—
Other costs	0.5	(0.1)	(0.4)	—	—	—	—	—	—
Total	$ 6.7	$ (2.3)	$ (0.1)	$ 4.3	$ (2.1)	$ 2.2	$ (1.6)	$ (0.6)	$ —

12.   STOCKHOLDERS’ EQUITY

1993 Stock Option Plan

Under Ultratech’s 1993 Stock Option Plan, as amended, qualified employees, non-employee Board members and consultants may receive options to purchase shares of Common Stock at no less than 85% of fair value at the grant date. These options historically have vested in equal monthly installments over a period of approximately four years, with a minimum vesting period of twelve months from the grant date, and generally expire ten years from the date of grant. In 2002 and 2003, certain options were granted with non-standard vesting periods that provided for full vesting as early as twelve months from date of grant if certain performance targets were met, and deferred any vesting until fifty months from the date of grant if performance targets were not met. In 2004, certain options were granted with no vesting requirement and others were granted with non-standard vesting periods that provided for full vesting as of December 31, 2004. Some of these option grants contained sales restrictions and some of these provisions were linked to performance targets. In 2003, we granted options to certain executives that call for acceleration of vesting and extension of the early termination provisions should certain events occur. The plan terminates on the earlier of February 28, 2011 or the date on which all shares available for issuance under the plan have been issued. The plan contains an automatic share increase feature pursuant to which the share reserve will automatically increase on the first trading day in January of each calendar year, beginning with the 2002 calendar year and continuing through and including calendar year 2006, by an amount equal to four percent (4%) of the total number of shares of Common Stock outstanding on the last trading day in December of the immediately preceding calendar year, but in no event would such annual increase exceed 1.7 million shares, subject to adjustment in the event of certain changes to our capital structure. Under the plan, approximately 56,000, 171,000, and 676,000 options were available for issuance at December 31, 2004, 2003 and 2002, respectively.

1998 Supplemental Stock Option/Stock Issuance Plan

Under our 1998 Supplemental Stock Option/Stock Issuance Plan, as amended, qualified employees may receive options to purchase shares of Common Stock at 100% or above of fair value at certain specified dates. These options generally vest in equal monthly installments over a period of approximately four years, with a minimum vesting period of twelve months from grant date, and generally expire ten years from date of grant. In 2002, certain options were granted with non-standard vesting periods that provided for full vesting as early as twelve months from date of grant if certain performance targets were met, and deferred any vesting until fifty months from the date of grant if performance targets were not met. The plan will terminate on the earlier of October 19, 2008, or the date on which all shares available for issuance under the plan have been issued. Under the plan, approximately 16,000, 18,000 options and 130,000 options were available for issuance at December 31, 2004, 2003 and 2002, respectively.

A summary of our stock option activity, and related information follows:

	2004		2003		2002
	Options	Weighted- Average Exercise Price	Options	Weighted- Average Exercise Price	Options	Weighted- Average Exercise Price
Outstanding at January 1	5,200,824	$ 17.11	4,505,397	$ 16.40	3,346,280	$ 17.84
Granted	1,213,500	22.32	1,656,500	17.19	1,850,050	14.00
Exercised	(120,390)	13.62	(827,026)	13.08	(84,495)	14.26
Forfeited	(143,642)	16.84	(134,047)	18.94	(605,938)	17.33
Expired	(22,150)	17.85	—	—	(500)	26.00
Outstanding at December 31	6,128,142	$ 18.22	5,200,824	$ 17.11	4,505,397	$ 16.40

At December 31, 2004, options outstanding were as follows:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Options	Weighted- Average Remaining Contractual Life (Years)	Weighted- Average Exercise Price	Options	Weighted- Average Exercise Price
$ 8.4100 - $11.8750	969,315	7.42	$ 11.41	590,957	$ 11.48
$12.9375 - $13.6700	424,147	6.33	13.52	424,147	13.52
$13.7500 - $14.8750	1,429,565	6.81	14.15	1,381,565	14.14
$14.9375 - $19.0000	1,023,358	6.93	16.42	1,023,358	16.42
$19.1875 - $22.3750	934,261	8.24	21.44	867,761	21.54
$23.2100 - $33.6250	1,347,496	7.11	28.03	1,347,496	28.03
$ 8.4100 - $33.6250	6,128,142	7.18	$ 18.22	5,635,284	$ 18.69

Employee Stock Purchase Plan

Under the provisions of our Employee Stock Purchase Plan, virtually all employees could purchase Common Stock through payroll deductions at 85% of the lower of the fair market value of the Common Stock on the first or last day of the offering period. Prior to February 2001, the offering period was twelve months, with one annual purchase date. In February 2001, we commenced a plan that allows twenty-four month offering periods with semi-annual purchase dates. Under the Plan, approximately 198,000 shares of Common Stock were reserved and available for issuance at December 31, 2003. In July 2004, we terminated the Employee Stock Purchase Plan.

Treasury Stock

In April 2000, Ultratech initiated a program to re-purchase up to 2.0 million shares of our Common Stock at prevailing market prices. This program was terminated in January 2003. In conjunction with this initiative, we re-purchased 475,000 shares of Common Stock at a cost of $6.9 million.

In January 2003, we initiated a new program to re-purchase up to 5 million shares of our Common Stock at prevailing market prices. This program expired at December 31, 2003 with us electing not to re-purchase any shares of our Common Stock.

Shareholder Rights Plan

Our Shareholder Rights Plan provides that Preferred Share Purchase Rights (“Rights”) are attached at the rate of one Right on each outstanding share of our Common Stock held by stockholders. These rights expire on February 9, 2007.

The Rights will be exercisable only if a person or group acquires 15% or more of our Common Stock or announces a tender offer the consummation of which would result in ownership by a person or group of 15% or more of our Common Stock. Each Right will entitle stockholders to buy one one-hundredth of a share of a new series of Junior Participating Preferred Stock at an exercise price of $145.00 upon certain events.

The Rights are redeemable, in whole but not in part, at the option of the Board of Directors at $.01 per Right, at any time within 10 days of the date they become exercisable and in certain other circumstances and will not become exercisable in certain instances where our Board of Directors approves a transaction. The Rights will not prevent a takeover of Ultratech, but are designed to encourage anyone seeking to acquire us to negotiate with our Board of Directors.

Shares reserved for issuance under the plan were 350,000 at December 31, 2004.

13.   EMPLOYEE BENEFIT PLANS

Employee bonus plans

We currently sponsor a profit sharing plan and an executive incentive bonus plan that distribute employee awards based on the achievement of predetermined targets. We have not recognized expense under these various employee bonus plans for 2004, 2003 and 2002.

Employee savings and retirement plans

Ultratech sponsors a 401(k) employee salary deferral plan that allows voluntary contributions by all full-time employees of from 1% to 20% of their pretax earnings. During the three years ended December 31, 2004, no company contributions were made to this plan. We also sponsor an executive non-qualified deferred compensation plan (the “Plan”) that allows qualifying executives to defer current cash compensation. At December 31, 2004, Plan assets, representing the cash surrender value of life insurance policies held by us, and liabilities were approximately $1.4 million and $1.6 million, respectively, and are included in our consolidated balance sheets under the captions “other assets” and “other liabilities.” In conjunction with this plan, we recognized $0.1, $0.0 and $0.1 million of expense for the years ended December 31, 2004, 2003 and 2002, respectively.

14.   INCOME TAXES (BENEFIT)

The domestic and foreign components of income (loss) before income taxes and cumulative adjustments are as follows:

	Years Ended December 31,
In thousands	2004	2003	2002
Domestic	$ (1,055)	$ 4,506	$ (30,950)
Foreign	2,124	2,490	702
Income (loss) before income taxes	$ 1,069	$ 6,996	$ (30,248)

Income tax provision (benefit) included the following:

	Years Ended December 31,
In thousands	2004	2003	2002
Federal:
Current	$ —	$ —	$ (4,985)
Deferred	—	—	—
	—	—	(4,985)
State:
Current	13	(300)	(45)
Deferred	—	—	—
	13	(300)	(45)
Foreign:
Current	162	289	164
Deferred	270	(559)	—
	432	(270)	164
Total income tax provision	$ 445	$ (570)	$ (4,866)

The difference between the provision (benefit) for income taxes and the amount computed by applying the U.S. federal statutory rate (35 percent) to income (loss) before income taxes is explained below:

	Years Ended December 31,
In thousands	2004	2003	2002
Tax computed at statutory rate	$ 374	$ 2,449	$ (10,587)
State income taxes, net of federal benefit	8	(300)	(29)
Foreign taxes	(311)	(1,142)	(82)
Tax settlements	—	—	(3,811)
U.S. losses not benefited	374	(1,577)	9,659
Other, net	—	—	(16)
Income tax provision	$ 445	$ (570)	$ (4,866)

Significant components of deferred income tax assets and liabilities are as follows:

In thousands	2004	2003	2002
Deferred tax assets:
Net operating loss carryforwards	$ 39,119	$ 36,278	$ 25,266
Inventory valuation	3,022	3,796	6,073
Bad debt reserve	92	56	123
Basis difference in assets	5,186	5,662	8,839
Tax credit carryforwards	24,328	15,161	12,334
Warranty reserves	781	484	539
Deferred license income	404	1,837	3,305
Deferred product and services income	361	390	2,223
Other non-deductible accruals and reserves	4,316	4,377	5,311
Total deferred tax assets	77,609	68,041	64,013
Valuation allowance	(72,944)	(67,482)	(64,013)
Net deferred tax assets	4,665	559	—
Deferred tax liabilities:
Unremitted earnings of foreign subsidiaries	(4,376)	—	—
Total deferred tax liabilities	(4,376)	—	—
Net deferred tax assets	$ 289	$ 559	$ —

Based upon the weight of available evidence, which includes our historical operating performance and carry back potential, we have determined that a valuation allowance continues to be necessary for all tax jurisdictions, except Japan.

The net valuation allowance increased by $5.5, $3.5 and $20.6 million during the years ended December 31, 2004, 2003 and 2002, respectively. Approximately $12.4 million of the valuation allowance as of December 31, 2004 is attributable to stock options, the benefit of which will be credited to paid-in capital when realized.

As of December 31, 2004, we had net operating loss carryforwards for federal and state tax purposes of $105.9 million and $39.5 million, respectively. We also had federal research and development tax credit carryforwards of approximately $9.7 million. The federal and state net operating loss carryforwards will expire at various dates beginning in year 2005 through 2024, if not utilized. The tax credit carryforwards will expire at various dates beginning in 2011 through 2024, if not utilized.

Utilization of our net operating loss and tax credits carryforwards may be subject to substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code and similar state provisions. Such an annual limitation could result in the expiration of the net operating losses and credits before utilization.

15.   COMMITMENTS AND CONTINGENCIES

We lease our facilities, and certain equipment under operating leases expiring through December 2015. Certain of our leasing arrangements subject us to letter of credit requirements. The leases for our headquarters and manufacturing operations contain a five-year renewal option subject to a fair market value pricing adjustment. As of December 31, 2004, the minimum annual rental commitments are as follows:

in thousands
2005	$ 4,296
2006	4,507
2007	4,630
2008	4,757
2009	4,533
Thereafter	3,347
$ 26,070

Rent expense was approximately $4.2 million, $4.8 million and $7.0 million for the years ended December 31, 2004, 2003 and 2002, respectively.

Under terms of certain of our leases, we are obligated to provide a $2.0 million bank letter of credit as security to the landlord. In June 2003, we replaced a credit facility requiring $2.0 million of restricted cash with a credit facility requiring $4.0 million in compensating balances, consisting of our cash, cash equivalents and short-term investments.

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

On October 12, 2001, we were sued in the District Court of Massachusetts by SVG Lithography Systems (“SVGL”), alleging infringement of several patents. SVGL is a division of Silicon Valley Group, Inc., which is a wholly owned subsidiary of ASML. As of March 2004, all claims made by SVGL had been dismissed.

16.   FINANCIAL GUARANTEES

Our off-balance sheet transactions consist of certain financial guarantees, both express and implied, related to indemnification for product liability, patent infringement and latent product defects. Other than liabilities recorded pursuant to known product defects, at December 31, 2004, we did not record a liability associated with these guarantees, as we have little or no history of costs associated with such indemnification requirements. Contingent liabilities associated with product liability may be mitigated by insurance coverage we maintain.

REPORT OF ERNST & YOUNG LLP, INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To The Board Of Directors and Stockholders Of Ultratech, Inc.

We have audited the accompanying consolidated balance sheets of Ultratech, Inc. as of December 31, 2004 and 2003, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2004. Our audits also included the financial statement schedule listed in the index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Ultratech, Inc. at December 31, 2004 and 2003, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2004, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Ultratech, Inc.’s internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 2, 2005 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP
Palo Alto, California
March 2, 2005

Report of Ernst & Young LLP, Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of Ultratech, Inc.

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that Ultratech, Inc. maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Ultratech, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that Ultratech, Inc. maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Ultratech, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Ultratech, Inc. as of December 31, 2004 and 2003, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2004 of Ultratech, Inc. and our report dated March 2, 2005 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP
Palo Alto, California
March 2, 2005

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

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in rules 13a-15(f) under the Securities Exchange Act of 1934. Our internal control over financial reporting is designed to provide reasonable assurance to our management and board of directors regarding the preparation and fair presentation of published financial statements. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

Management, including our principal executive officer and principal financial officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2004. In making this assessment, management used the criteria set forth by the committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on this assessment, our management has concluded that, as of December 31, 2004, our internal control over financial reporting is effective based on those criteria.

Management’s assessment of the effectiveness of internal control over financial reporting as of December 31, 2004, has been audited by Ernst & Young, LLP, the independent registered public accounting firm who also audited our consolidated financial statements. Ernst & Young’s attestation report on management’s assessment of our internal control over financial reporting appears elsewhere herein.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal controls over financial reporting during the quarter ended December 31, 2004 that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

ITEM 9B.   OTHER INFORMATION

None.

PART III

Certain information required by Part III is omitted from this Report in that the we will file a definitive proxy statement within 120 days after the end of its fiscal year pursuant to Regulation 14A for its 2005 Annual Meeting of Stockholders to be held July 19, 2005 and the information included therein is incorporated herein by reference as set forth below.

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information concerning our directors required by this Item is incorporated by reference from the Item captioned “Election of Directors” in our Proxy Statement for the 2005 Annual Meeting of Stockholders (the “Proxy Statement”). The information required by this Item relating to our executive officers is included under the caption “Executive Officers of the Registrant” in Part I of this Annual Report on Form 10-K. Other information required by this Item is incorporated herein by reference from the Item captioned “Section 16(a) Beneficial Ownership Reporting Compliance” in the Proxy Statement.

ITEM 11.   EXECUTIVE COMPENSATION

The information required by this Item is incorporated by reference from the Item captioned “Executive Compensation” in the Proxy Statement.

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

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

ITEM 14.   PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item is incorporated by reference from the item captioned “Fees billed to Ultratech by Ernst & Young LLP during fiscal year 2004” in the Proxy Statement.

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

10.1(13)	1993 Stock Option/Stock Issuance Plan (Amended and Restated as of March 2, 2004).
10.2(1)	Form of Indemnification Agreement entered into between the Registrant and each of its officers and directors.
10.3(8)	Form of Indemnification Agreement entered into between the Registrant and certain officers.
10.4(1)	Standard Industrial Lease—Single Tenant, Full Net between The Equitable Life Assurance Society of the United States, as Landlord, and Registrant, as Tenant, dated August 27, 1993.
10.4.1(8)	First Amendment to Lease between The Equitable Life Assurance Society of the United States, as Landlord, and Registrant, as Tenant, dated November 1999.

10.5(2)	Profit Sharing Plan.
10.6(5)	1995 Employee Stock Purchase Plan (Amended and Restated as of October 17, 2000).
10.7(6)	1998 Supplemental Stock Option/ Stock Issuance Plan (Amended and Restated effective January 29, 2002).
10.8	Brokerage Line of Credit Agreement with Morgan Stanley, dated December 16, 2004.
10.9(5)	Lease Agreement between Montague LLC, As Landlord, and Registrant, As Tenant dated November 22, 1999.
10.10(5)	Lease Agreement between Judith Ann Spinelli, as lessor, and Registrant, as lessee dated December 28th, 1999, regarding the leased building premises known as 16 Jonspin Road, Wilmington, Massachusetts.
10.11(14)	Employment agreement between Registrant and Mr. Arthur Zafiropoulo, chief Executive Officer.
10.12(14)	Employment agreement between Registrant and Mr. John Denzel, President and Chief Operating Officer
10.13(14)	Employment agreement between Registrant and Mr. Bruce Wright, Senior Vice President and Chief Financial Officer.
10.14(12)	Description of 2005 Cash Bonus Plan.
21	Subsidiaries of Registrant.
23	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.
24	Power of Attorney (contained in Signature page hereto).
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)          Previously filed with our Registration Statement on Form S-1 declared effective with the Securities and Exchange Commission on September 28, 1993. File No. 33-66522.

(2)          Previously filed with our 1993 Annual Report on Form 10-K (Commission File No. 0-22248).

(3)          Previously filed with our 1997 Annual Report on Form 10-K (Commission File No. 0-22248).

(4)          Previously filed with our Quarterly Report on Form 10-Q for the quarter ended September 30, 1998 (Commission File No. 0-22248).

(5)          Previously filed with our 2000 Annual Report on Form 10-K (Commission File No. 0-22248).

(6)          Previously filed with our Quarterly Report on Form 10-Q for the quarter ended March 31, 2002 (Commission File No. 0-22248).

(7)          Previously filed with our Quarterly Report on Form 10-Q for the quarter ended September 28, 2002 (Commission File No. 0-22248).

(8)          Previously filed with our Annual Report on Form 10-K for the year ended December 31, 2002 (Commission File No. 0-22248).

(9)          Previously filed with our Registration Statement on Form S-8, dated February 14, 2003.

(10)   Previously filed with our Quarterly Report on Form 10-Q for the quarter ended June 28, 2003 (Commission File No. 0-22248).

(11)   Previously filed with our Quarterly Report on Form 10-Q for the quarter ended March 29, 2003 (Commission File No. 0-22248).

(12)   Incorporated by reference to Item 1.01 of our Current Report on Form 8-K filed on January 27, 2005 (Commission File No. 0-22248).

(13)   Previously filed with our Quarterly Report on Form 10-Q for the quarter ended April 3, 2004 (Commission File No. 0-22248).

(14)   Previously filed with our Annual Report on Form 10-K for the year ended December 31, 2003 (Commission File No. 0-22248).

(b)          Exhibits. See list of exhibits under (a)(3) above.

(c)           Financial Statement Schedules. See list of schedules under (a)(2) above.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunder duly authorized.

ULTRATECH, INC.
Date:	March 9, 2005	By:	/s/ ARTHUR ZAFIROPOULO
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

Signature	Title	Date
/s/ ARTHUR ZAFIROPOULO	Chairman of the Board of Directors and Chief	March 9, 2005
Arthur Zafiropoulo	Executive Officer (Principal Executive Officer)
/s/ BRUCE WRIGHT	Senior Vice President, Finance, Chief Financial	March 9, 2005
Bruce Wright	Officer and Secretary (Principal Financial and Accounting Officer)
/s/ DENNIS RANEY	Director	March 9, 2005
Dennis Raney
/s/ RICK TIMMINS	Director	March 9, 2005
Rick Timmins
/s/ THOMAS D. GEORGE	Director	March 9, 2005
Thomas D. George

/s/ JOEL GEMUNDER	Director	March 9, 2005
Joel Gemunder
/s/ NICHOLAS KONIDARIS	Director	March 9, 2005
Nicholas Konidaris
/s/ VINCENT F. SOLLITTO	Director	March 9, 2005
Vincent F. Sollitto

EXHIBIT INDEX

Exhibit	Description
3.1(10)	Amended and Restated Certificate of Incorporation of the Registrant, filed October 6, 1993.
3.1.1(10)	Certificate of Amendment of the Amended and Restated Certificate of Incorporation of the Company, dated May 17, 1995.
3.1.2(10)	Certificate of Amendment of the Amended and Restated Certificate of Incorporation of the Registrant, filed June 17, 1998.
3.1.3(10)	Certificate of Amendment of the Amended and Restated Certificate of Incorporation of the Registrant, filed June 20, 2003.
3.2(10)	Bylaws of Registrant, as amended.
4.5(1)	Specimen Common Stock Certificate of Registrant.
4.6(3)	Shareholder Rights Agreement between Registrant and the First National Bank of Boston, filed on February 11, 1997, as amended on March 18, 1998.
4.6.1(4)

Second Amendment to Shareholder Rights Agreement dated February 11, 1997 between Registrant and BankBoston, N.A. (formerly known as the First National Bank of Boston) as of October 12, 1998, and Certification of Compliance with Section 27 thereof.

10.1(13)	1993 Stock Option/Stock Issuance Plan (Amended and Restated as of March 2, 2004).
10.2(1)	Form of Indemnification Agreement entered into between the Registrant and each of its officers and directors.
10.3(8)	Form of Indemnification Agreement entered into between the Registrant and certain officers.
10.4(1)	Standard Industrial Lease—Single Tenant, Full Net between The Equitable Life Assurance Society of the United States, as Landlord, and Registrant, as Tenant, dated August 27, 1993.
10.4.1(8)	First Amendment to Lease between The Equitable Life Assurance Society of the United States, as Landlord, and Registrant, as Tenant, dated November 1999.
10.5(2)	Profit Sharing Plan.
10.6(5)	1995 Employee Stock Purchase Plan (Amended and Restated as of October 17, 2000).
10.7(6)	1998 Supplemental Stock Option/ Stock Issuance Plan (Amended and Restated effective January 29, 2002).
10.8	Brokerage Line of Credit Agreement with Morgan Stanley, dated December 16, 2004.
10.9(5)	Lease Agreement between Montague LLC, As Landlord, and Registrant, As Tenant dated November 22, 1999.
10.10(5)	Lease Agreement between Judith Ann Spinelli, as lessor, and Registrant, as lessee dated December 28th, 1999, regarding the leased building premises known as 16 Jonspin Road, Wilmington, Massachusetts.
10.11(14)	Employment agreement between Registrant and Mr. Arthur Zafiropoulo, chief Executive Officer.
10.12(14)	Employment agreement between Registrant and Mr. John Denzel, President and Chief Operating Officer
10.13(14)	Employment agreement between Registrant and Mr. Bruce Wright, Senior Vice President and Chief Financial Officer.
10.14(12)	Description of 2005 Cash Bonus Plan.
21	Subsidiaries of Registrant.

23	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.
24	Power of Attorney (contained in Signature page hereto).
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)          Previously filed with our Registration Statement on Form S-1 declared effective with the Securities and Exchange Commission on September 28, 1993. File No. 33-66522.

(2)          Previously filed with our 1993 Annual Report on Form 10-K (Commission File No. 0-22248).

(3)          Previously filed with our 1997 Annual Report on Form 10-K (Commission File No. 0-22248).

(4)          Previously filed with our Quarterly Report on Form 10-Q for the quarter ended September 30, 1998 (Commission File No. 0-22248).

(5)          Previously filed with our 2000 Annual Report on Form 10-K (Commission File No. 0-22248).

(6)          Previously filed with our Quarterly Report on Form 10-Q for the quarter ended March 31, 2002 (Commission File No. 0-22248).

(7)          Previously filed with our Quarterly Report on Form 10-Q for the quarter ended September 28, 2002 (Commission File No. 0-22248).

(8)          Previously filed with our Annual Report on Form 10-K for the year ended December 31, 2002 (Commission File No. 0-22248).

(9)          Previously filed with our Registration Statement on Form S-8, dated February 14, 2003.

(10)   Previously filed with our Quarterly Report on Form 10-Q for the quarter ended June 28, 2003 (Commission File No. 0-22248).

(11)   Previously filed with our Quarterly Report on Form 10-Q for the quarter ended March 29, 2003 (Commission File No. 0-22248).

(12)   Incorporated by reference to Item 1.01 of our Current Report on Form 8-K filed on January 27, 2005 (Commission File No. 0-22248).

(13)   Previously filed with our Quarterly Report on Form 10-Q for the quarter ended April 3, 2004 (Commission File No. 0-22248).

(14)   Previously filed with our Annual Report on Form 10-K for the year ended December 31, 2003 (Commission File No. 0-22248).

SCHEDULE II

ULTRATECH, INC.
VALUATION AND QUALIFYING ACCOUNTS
(in thousands)

Description	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts	Deductions(1)	Balance at End of Period
Allowance for doubtful accounts
Year ended December 31, 2002
Trade accounts receivable	$540	$(213)	$—	$(13)	$314
	$540	$(213)	$—	$(13)	$314
Year ended December 31, 2003
Trade accounts receivable	$314	$(164)	$—	$(4)	$146
	$314	$(164)	$—	$(4)	$146
Year ended December 31, 2004
Trade accounts receivable	$146	$93	$—	$(2)	$237
	$146	$93	$—	$(2)	$237

(1)          Deductions represent write-offs against reserve account balances.

S-1