Form 10-Q
period 2005-04-02
ULTRATECH INC
filed 2005-05-09
CIK 909791

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 2, 2005

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

Yes ☒	No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes ☒	No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date:

Class	Outstanding as of April 28, 2005
common stock, $.001 par value	23,920,455

ULTRATECH, INC.

PART 1.                FINANCIAL INFORMATION

Item 1.    Condensed Consolidated Financial Statements

ULTRATECH, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)	Apr. 2, 2005	Dec. 31, 2004 *
	(Unaudited)
ASSETS

Current assets:
Cash, cash equivalents, and short-term investments	$145,627	$151,627
Accounts receivable, net	19,600	19,907
Inventories	29,092	27,842
Taxes receivable	416	509
Prepaid expenses and other current assets	2,036	1,654
Total current assets	196,771	201,539

Equipment and leasehold improvements, net	22,769	21,992

Intangible assets, net	—	95

Demonstration inventories, net	3,985	4,223

Other assets	2,833	2,697

Total assets	$226,358	$230,546

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Notes payable	$7,922	$7,900
Accounts payable	10,150	13,587
Deferred product and services income	1,721	1,244
Deferred license revenue	113	1,041
Other current liabilities	8,927	8,146
Total current liabilities	28,833	31,918

Other liabilities	5,613	5,338

Commitments and contingencies

Stockholders’ equity	191,912	193,290

Total liabilities and stockholders’ equity	$226,358	$230,546

* The Balance Sheet as of December 31, 2004 has been derived from the audited financial statements at that date.

See accompanying notes to unaudited condensed consolidated financial statements

ULTRATECH, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended
(In thousands, except per share amounts)	Apr. 2, 2005	Apr. 3, 2004
Net sales:
Products	$23,736	$22,790
Services	3,098	2,893
Licenses	1,128	928
Total net sales	27,962	26,611

Cost of sales:
Cost of products sold	13,392	11,693
Cost of services	2,292	1,858
Total cost of sales	15,684	13,551
Gross profit	12,278	13,060

Operating expenses:
Research, development, and engineering	7,503	6,210
Selling, general, and administrative	7,535	7,087
Amortization of intangible assets	95	95

Operating loss	(2,855)	(332)
Interest expense	(91)	(35)
Interest and other income, net	914	959

Income (loss) before tax	(2,032)	592
Income tax provision (benefit)	(136)	65
Net income (loss)	$(1,896)	$527

Earnings (loss) per share - basic:
Net income (loss)	$(0.08)	$0.02
Number of shares used in per share computations - basic	23,877	23,683
Earnings (loss) per share - diluted:
Net income (loss)	$(0.08)	$0.02
Number of shares used in per share computations - diluted	23,877	25,663

See accompanying notes to unaudited condensed consolidated financial statements

ULTRATECH, INC
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three months ended
(In thousands)	Apr. 2, 2005	Apr. 3, 2004
Cash flows from operating activities:
Net income (loss)	(1,896)	527
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation	1,628	1,623
Amortization	482	659
Loss on disposal of equipment	—	4
Deferred compensation	—	30
Deferred income taxes	(19)	—
Changes in operating assets and liabilities:
Accounts receivable	307	(6,031)
Inventories	(1,250)	(443)
Taxes receivable	93	349
Prepaid expenses and other current assets	(382)	409
Demonstration inventory, net	(59)	(752)
Other assets	(146)	(139)
Accounts payable	(3,437)	847
Deferred product and services income	477	2,831
Deferred license revenue	(928)	(928)
Other current liabilities	810	294
Other liabilities	275	460
Net cash used in operating activities	(4,045)	(260)

Cash flows from investing activities:
Capital expenditures	(2,405)	(1,531)
Investments in securities	(58,567)	(29,840)
Proceeds from sales and maturities of securities	59,456	23,108
Net cash used in investing activities	(1,516)	(8,263)

Cash flows from financing activities:
Proceeds from notes payable	41,064	8,805
Repayment of notes payable	(41,042)	(8,844)
Proceeds from issuance of Common Stock	831	1,402
Net cash provided by financing activities	853	1,363

Net effect of exchange rate changes on cash	189	161

Net decrease in cash and cash equivalents	(4,519)	(6,999)

Cash and cash equivalents at beginning of period	47,985	25,149

Cash and cash equivalents at end of period	$43,466	$18,150

Supplemental disclosures of cash flow information:
Other non-cash changes:
Systems transferred from (to) inventory to (from) equipment and other assets	$1,757	$758

See accompanying notes to unaudited condensed consolidated financial statements.

Ultratech, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

April 2, 2005

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

(2) Basis of Presentation

We have prepared the unaudited condensed consolidated financial statements in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of only normal recurring adjustments considered necessary for fair presentation, have been included.

Operating results for the three month period ended April 2, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005, or any future period.

USE OF ESTIMATES — The preparation of the financial statements and related disclosures in conformity with accounting principles generally accepted in the United States requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities at the date of the consolidated financial statements. By their nature, these estimates and judgments are subject to an inherent degree of uncertainty. On an ongoing basis, management evaluates its estimates, including those related to inventories, warranty obligations, purchase order commitments, bad debts, estimated useful lives of fixed assets, asset impairment, income taxes, intangible assets, and contingencies and litigation. Management bases its estimates on historical experience and on various other analyses and assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS - On December 16, 2004, the Financial Accounting Standards Board (FASB) issued FASB Statement No. 123 (revised 2004), Share-Based Payment, which is a revision of FASB Statement No. 123, Accounting for Stock-Based Compensation. Statement 123(R) supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and amends FASB Statement No. 95, Statement of Cash Flows. Generally, the approach in Statement 123(R) is similar to the approach described in Statement 123. However, Statement 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure will no longer be an alternative. In April 2005, the Securities and Exchange Commission announced the adoption of a new rule that amends the effective date of FAS 123(R). The effective date of the new standard under these new rules for our consolidated financial statements is January 1, 2006.

As permitted by Statement 123, we currently account for share-based payments to employees using the intrinsic value method and, as such, generally recognize no compensation cost for employee stock options. Accordingly, the adoption of Statement 123(R)’s fair value method will have a significant impact on our results of operations, although it will have no impact on our overall financial position. The impact of adoption of Statement 123(R) cannot be predicted at this time because it will depend on levels of share-based payments granted in the future, the valuation model used to value the options and other variables. However, had we adopted Statement 123(R) in prior periods, the impact of that standard would have approximated the impact of Statement 123 as described in the disclosure of pro forma net income (loss) and earnings (loss) per share in Note 3 to our condensed consolidated financial statements.

(3) Stock-Based Compensation

We account for compensation expense related to our stock-based employee compensation plans under the intrinsic value method. Accordingly, no stock-based employee compensation cost is recorded in the condensed consolidated statements of operations, as all options granted under these plans had an exercise price equal to the market value of the underlying common stock on the date of grant.

The following table illustrates the effect on net income (loss) and net income (loss) per share, had we applied the fair value recognition method to account for stock-based employee compensation.

	Three months ended
In thousands, except per share amounts	Apr. 2 2005	Apr. 3 2004
Net income (loss) as reported	$(1,896)	$527
Total stock-based employee compensation expense, determined under fair value based method for all awards, net of related tax effects	(2,683)	(2,939)
Pro forma net loss	$(4,579)	$(2,412)
Net income (loss) per share - basic, as reported	$(0.08)	$0.02
Pro forma net loss per share - basic	$(0.19)	$(0.10)
Net income (loss) per share - diluted, as reported	$(0.08)	$0.02
Pro forma net loss per share - diluted	$(0.19)	$(0.10)

The table above used the following weighted-average assumptions to estimate the fair value of stock options at the date of grant using the Black-Scholes option-pricing model.

	Three months ended
	Apr. 2, 2005	Apr. 3, 2004

Expected life (in years): stock options	3.5	3.5
Expected life (in years): employee stock purchase plan	N/A	1.25
Risk-free interest rate	3.42%	2.49%
Volatility factor	0.52	0.63
Dividend yield	—	—

Reflected in the table above is the termination of our Employee Stock Purchase Plan in July 2004.

(4) Net Income (Loss) Per Share

The following sets forth the computation of basic and diluted net income (loss) per share:

	Three months ended
(Unaudited, in thousands, except per share amounts)	Apr. 2, 2005	Apr. 3, 2004

Numerator:
Net income (loss)	$(1,896)	$527

Denominator:
Denominator for basic net income (loss) per share	23,877	23,683
Effect of dilutive employee stock options	—	1,980
Denominator for diluted net income (loss) per share	23,877	25,663

Earnings (loss) per share - basic:
Net income (loss)	$(0.08)	$0.02

Earnings (loss) per share - diluted:
Net income (loss)	$(0.08)	$0.02

For the three month periods ended April 2, 2005 and April 3, 2004, options to purchase 6,396,235 and 791,700 shares of common stock at an average exercise price of $17.93 and $29.66, respectively, were excluded from the computation of diluted net income (loss) per share, as the effect would have been anti-dilutive. Options are anti-dilutive when we have a net loss or when the exercise price of the stock option is greater than the average market price of our common stock during the period.

(5) Inventories

Inventories consist of the following:

(In thousands)	Apr. 2, 2005	Dec. 31, 2004
	(Unaudited)
Raw materials	$11,439	$11,362
Work-in-process	10,347	13,347
Finished products	7,306	3,133
	$29,092	$27,842

(6) Other Assets

Other assets consist of the following:

(In thousands)	Apr. 2, 2005	Dec. 31, 2004
	(Unaudited)
Deferred compensation plan assets	$1,497	$1,401
Deferred income taxes	310	320
Other	1,026	976
	$2,833	$2,697

(7) Line of Credit

In December 2004, we entered into a line of credit agreement with a brokerage firm. Under the terms of this agreement, we may borrow funds at a cost equal to the current Federal funds rate plus 100 basis points (3.75% as of April 2, 2005). Certain of our cash, cash equivalents and short-term investments secure borrowings outstanding under this facility. Funds are advanced to us under this facility based on pre-determined advance rates on the cash and securities held by us in this brokerage account. This agreement has no set expiration date and there are no loan covenants, other than the aforementioned collateral requirement. As of April 2, 2005, $7.9 million was outstanding under this facility, with a related collateral requirement of approximately $10.5 million of our cash, cash equivalents and short-term investments.

(8) Other Current Liabilities

Other current liabilities consist of the following:

(In thousands)	April 2, 2005	Dec. 31, 2004
	(Unaudited)
Salaries and benefits	$3,622	$2,360
Warranty accrual	2,026	2,013
Advance billings	443	415
Income taxes payable	256	31
Reserve for losses on purchase order commitments	711	1,090
Other	1,869	2,237
	$8,927	$8,146

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

Changes in our warranty accrual are as follows:

	April 2,	April 3,
In thousands	2005	2004
Balance, beginning of period	$2,013	$1,257
Warranties issued	954	1,227
Settlements	(1,059)	(704)
Changes in liability for pre-existing warranties	118	(184)
Balance, end of period	$2,026	$1,596

Deferred Services Income

We sell service contracts for which revenue is deferred and recognized ratably over the contract period, for time based service contracts, or as service hours are delivered, for contracts based on a purchased quantity of hours. Changes in our deferred services income are as follows:

	Three months ended
	April 2,	April 3,
In thousands	2005	2004
Balance, beginning of the period	$1,332	$821
Service contracts sold during the period	1,988	1,992
Service contract revenue recognized during the period	(1,968)	(1,946)
Balance, end of the period	$1,352	$867

(9) Other Liabilities

Other liabilities consist of the following:

(In thousands)	Apr. 2, 2005	Dec. 31, 2004
	(Unaudited)
Deferred rent	$3,411	$3,294
Deferred compensation plan liability	1,657	1,572
Other	545	472
	$5,613	$5,338

(10) Comprehensive Income (Loss)

The components of comprehensive income (loss) are as follows:

	Three months ended
	April 2,	April 3,
(Unaudited, in thousands)	2005	2004
Net income (loss)	$(1,896)	$527
Accumulated other comprehensive income (loss)
Unrealized loss on available-for-sale securities	(502)	(105)
Unrealized gain (loss) on foreign exchange forward contracts	189	161
Comprehensive income (loss)	$(2,209)	$583

Accumulated other comprehensive income presented in the condensed consolidated balance sheets is comprised of changes in unrealized gains or losses on available-for-sale securities and the effect of exchange rate changes on foreign exchange forward contracts, net of tax.

	April 2,	Dec. 31,
In thousands:	2005	2004
Unrealized losses on:
Available-for-sale investments	$(696)	$(194)
Foreign exchange contracts	(106)	(295)
Accumulated other comprehensive income at end of period	$(802)	$(489)

(11) Contingencies

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

Item 2.           Management’s Discussion and Analysis of Financial Condition and Results of Operations

Certain of the statements contained herein, which are not a historical fact and which can generally be identified by words such as “anticipates”, “expects”, “intends”, “will”, “could”, “believes”, “estimates”, “continue”, and similar expressions, are forward-looking statements under Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that involve risks and uncertainties, such as risks related to our dependence on new product introductions and market acceptance of new products and enhanced versions of our existing products; lengthy sales cycles, including the timing of system installations and acceptances; lengthy and costly development cycles for laser-processing and lithography technologies and applications; integration, development and associated expenses of the laser processing operation; delays, deferrals and cancellations of orders by customers; cyclicality in the semiconductor and nanotechnology industries; pricing pressures and product discounts; high degree of industry competition; intellectual property matters; expiration of licensing arrangements, and the resulting adverse impact on our licensing revenues; changes to financial accounting standards; changes in pricing by us, our competitors or suppliers; customer concentration; international sales; timing of new product announcements and releases by us or our competitors; ability to volume produce systems and meet customer requirements; sole or limited sources of supply; ability and resulting costs to attract or retain sufficient personnel to achieve our targets for a particular period; dilutive effect of employee stock option grants on net income per share, which is largely dependent upon us achieving and maintaining profitability and the market price of our stock; mix of products sold; rapid technological change and the importance of timely product introductions; outcome of litigation; manufacturing variances and production levels; timing and degree of success of technologies licensed to outside parties; product concentration and lack of product revenue diversification; inventory obsolescence; asset impairment; effects of certain anti-takeover provisions; future acquisitions; volatility of stock price; business interruptions due to natural disasters or utility failures; environmental regulations; and any adverse effects of terrorist attacks in the United States or elsewhere, or government responses thereto, or military actions in Iraq, Afghanistan and elsewhere, on the economy, in general, or on our business in particular. Due to these and additional factors, the statements, historical results and percentage relationships set forth below are not necessarily indicative of the results of operations for any future period. These forward-looking statements are based on management’s current beliefs and expectations, some or all of which may prove to be inaccurate, and which may change. We undertake no obligation to revise or update any forward-looking statements to reflect any event or circumstance that may arise after the date of this report.

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

RESULTS OF OPERATIONS

We derive a substantial portion of our total net sales from sales of a relatively small number of newly manufactured systems, which typically range in price from $1.2 million to $4.0 million. As a result of these high sale prices, the timing and recognition of revenue from a single transaction has had and most likely will continue to have a significant impact on our net sales and operating results for any particular period.

Our backlog at the beginning of a period typically does not include all of the sales needed to achieve our sales objectives for that period. In addition, orders in backlog are subject to a high risk of cancellation, shipment or customer acceptance delays, and deferral or rescheduling by a customer with limited or no penalties. Consequently, our net sales and operating results for a period have been and will continue to be dependent upon our obtaining orders for systems to be shipped and accepted in the same period in which the order is received. Our business and financial results for a particular period could be materially adversely affected if an anticipated order for even one system is not received in time to permit shipment and customer acceptance during that period. Furthermore, a substantial portion of our shipments has historically occurred near the end of each quarter. Delays in installation and customer acceptance due, for example, to our inability to successfully demonstrate the agreed-upon specifications or criteria at the customer’s facility, or to the failure of the customer to permit installation of the system in the agreed upon time, may cause net sales in a particular period to fall significantly below our expectations, which may materially adversely affect our operating results for that period. This risk is especially applicable in connection with the introduction and initial sales of a new product line. Additionally, certain orders in backlog contain product evaluation terms.

Product evaluation terms could result in extended product acceptance cycles, which could delay recognition of revenue; or result in the return of product.

The failure to receive anticipated orders or delays in shipments and customer acceptances due, for example, to rescheduling, delays, deferrals or cancellations by customers, additional customer configuration requirements, customer evaluation or demonstration criteria, or to unexpected manufacturing difficulties or delays in deliveries by suppliers due to their long production lead times or otherwise, have caused and may continue to cause net sales in a particular period to fall significantly below our expectations, materially adversely affecting our operating results for that period. In particular, the long manufacturing and acceptance cycles of our laser thermal processing systems and advanced packaging wafer steppers and the long lead time for lenses and other materials, could cause shipments and acceptances of such products to be delayed from one quarter to the next, which could materially adversely affect our financial condition and results of operations for a particular quarter.

Additionally, the need for continued expenditures for research and development, capital equipment, ongoing training and worldwide customer service and support, among other factors, will make it difficult for us to reduce our operating expenses in a particular period if we fail to achieve our net sales goals for the period.

Net sales

	Three Months Ended
	April 2,	April 3,	Amount of	Percentage
(in millions)	2005	2004	Change	Change
Sales of:
Products: Systems	$20.3	$20.4	$(0.1)	-1%
Products: Spare parts and upgrades	3.4	2.3	1.1	47%
Services	3.1	2.9	0.2	7%
Licenses	1.1	0.9	0.2	22%
Total net sales	$28.0	$26.6	$1.4	5%

Net sales consist of revenues from system sales, spare parts sales, services and licensing of technologies. System sales decreased 1%, to $20.3 million, in the first quarter of 2005 as compared to the first quarter of 2004. The number of systems sold declined by 15%, as compared to last year’s first quarter. Weighted-average selling prices increased 17%, as compared to the comparable year-ago period, as a result of a higher proportion of 300mm system sales events, which typically have higher selling prices than our 200mm systems.

On a product market application basis, system sales to the semiconductor industry, primarily for advanced packaging applications, were $12.9 million for the quarter ended April 2, 2005, an increase of 9% when compared with system sales to this market in the first quarter of 2004. The increase was due to a shift in product mix toward our 300mm product offerings, which typically have higher selling prices than our 200mm offerings, partially offset by the sale of one less system to this market. System sales to the nanotechnology market were $7.4 million for the quarter ended April 2, 2005, a decrease of 14% as compared with system sales to this market in the first quarter of 2004, entirely as a result of one less unit shipped to this market. The weighted-average selling prices of our sales to the nanotechnology market for the two periods were similar.

Spare parts and upgrades sales for the first quarter of 2005 were $3.4 million, an increase of 47% over last year’s first quarter, primarily as a result of higher levels of system upgrades. Revenues from services increased 7% over the same period a year ago to $3.1 million, primarily as a result of an increase in system relocations by our customers.

Revenues from licenses increased by $0.2 million in the current quarter, as compared to last year’s first quarter, as a result of system software licenses related to third party sales of our equipment.

At April 2, 2005, we had approximately $1.7 million of deferred product and services income resulting from products shipped but not yet installed and accepted and deferred service revenue, as compared to $1.2 million at December 31, 2004. Deferred income related to our products is recognized upon satisfying the contractual obligations for installation and/or customer acceptance. During the three month period ended April 2, 2005, deferred license revenue decreased by $0.9 million, to $0.1 million, as a result of amortization of proceeds received in prior periods. Amortization of deferred license revenue results in current period license revenue. We expect to recognize $0.1 million of license revenue in the quarter ending July 2, 2005. Future revenues from licensing activities, if any, will be contingent upon the outcome of current litigation, and upon existing and future licensing and royalty arrangements. The Company may not be successful in generating licensing revenues in the future.

For the quarter ended April 2, 2005, international net sales were $20.7 million, or 74% of total net sales, as compared with $20.4 million, or 77% of total net sales for the first quarter of 2004. We expect sales to international customers to represent a significant majority of our revenues during the remainder of 2005. Our revenue derived from sales in foreign countries is not generally subject to significant exchange rate fluctuations, principally because sales contracts for our systems are generally denominated in U.S. dollars. In Japan, however, orders are often denominated in Japanese yen. This subjects us to the risk of currency fluctuations. We attempt to mitigate this risk by entering into foreign currency forward exchange contracts for the period between when an order is received and when it is recorded as revenue. After recording revenue, we use various mechanisms, such as foreign currency forward exchange contracts and natural hedges, to offset substantial portions of the gains or losses associated with our Japanese yen denominated receivables due to exchange rate fluctuations. We had approximately $4.6 million of Japanese yen denominated receivables at April 2, 2005. International sales expose us to a number of additional risks, including fluctuations in the value of local currencies relative to the U.S. dollar, which impact the relative cost of ownership of our products and, thus, the customer’s willingness to purchase our product. (See “Additional Risk Factors: International Sales”).

Gross profit

On a comparative basis, gross margins were 43.9% and 49.1% for the first quarters of 2005 and 2004, respectively. The decrease in gross margin was due to higher manufacturing and service costs, and extended manufacturing and customer acceptance cycles, primarily associated with the introduction of our laser processing systems (5.6 percentage points) and the impact of the sale of inventory in the first quarter of 2004 that had previously been written off (0.8 percentage points), partially offset by higher product standard margins (0.6 percentage points), the impact of higher license revenue in the first quarter of 2005 (0.4 percentage points) and other items totaling (0.2 percentage points).

Exclusive of licensing revenues, gross margin was 41.6% for the quarter ended April 2, 2005 as compared with 47.2% for the same period in 2004. We believe disclosure of gross margins without reference to licensing revenues provides additional appropriate disclosure to allow comparison of our product and service gross margins over time because there is little, if any, cost of sales associated with our licensing revenues. We expect license revenue to be $0.1 million for the quarter ending July 2, 2005, at which point it will cease. Future revenues from licensing activities, if any, will be contingent upon the outcome of current litigation, and upon existing and future licensing and royalty arrangements. The Company may not be successful in generating licensing revenues in the future. Gross margins will be negatively impacted by the discontinuance of license revenue.

Our gross profit as a percentage of sales has been and most likely will continue to be significantly affected by a variety of factors, including the introduction of new products, which typically have higher manufacturing costs until manufacturing efficiencies are realized and which are typically discounted more than existing products until the products gain market acceptance; the mix of products sold; the rate of capacity utilization; writedown of inventory and open purchase commitments; technology support and licensing revenues, which have little or no associated cost of sales; product discounts, pricing and competition in our targeted markets; non-linearity of shipments during the quarter which can result in manufacturing inefficiencies; the percentage of international sales, which typically have lower gross margins than domestic sales principally due to higher field service and support costs; and start-up costs and inefficiencies associated with the implementation of subcontracting arrangements.

Operating expenses

Research, development and engineering expenses for the first quarter of 2005 were $7.5 million, an increase of $1.3 million from the amount reported for the comparable period of 2004. As a percentage of net sales, research, development and engineering expenses increased to 26.8% in the quarter ended April 2, 2005 as compared to 23.3% in the first quarter of 2004. This increase, in terms of dollars and as a percentage of net sales, was due to increased investment in the development of our laser processing technologies.

Selling, general, and administrative expenses were $7.5 million for the first quarter of 2005, an increase of $0.4 million as compared with the comparable period in 2004. As a percentage of net sales, selling, general, and administrative expenses increased to 26.9% in the quarter ended April 2, 2005 as compared to 26.6% in the first quarter of 2004. This increase, in terms of dollars and as a percentage of net sales, was primarily due to increased legal costs related to our being a plaintiff in a patent infringement lawsuit.

Interest and other income, net

	Three Months Ended
	April 2,	April 3,
(in millions)	2005	2004
Interest and other income, net:
Interest income	$1.0	$0.9
Other income (expense)	(0.1)	0.1
Total interest and other income, net	$0.9	$1.0

Interest income was $1.0 million for the first quarter of 2005, as compared with $0.9 million for the comparable period of 2004. We presently maintain an investment portfolio with a weighted-average maturity of less than one year. As a result, changes in short-term interest rates have had, and will continue to have, a significant impact on our interest income. Other income (expense) was ($0.1) million for the first quarter of 2005, as compared to $0.1 million for last year’s first quarter, primarily as a result of lower foreign exchange gains and less favorable investment returns on our executive deferred compensation plan.

Income tax expense

For the three months ended April 2, 2005, we recorded an income tax benefit of $0.1 million, as compared to a provision of $0.1 million for the first quarter in 2004. The tax benefit recognized in the current period resulted from our full-year forecast of an effective tax rate of approximately 7% of pre-tax income. Similarly, the year-ago tax provision resulted from our then- forecasted effective tax rate of approximately 10% of pre-tax income for the year ended December 31, 2004. The estimated effective tax rate of 7% for 2005 results primarily from foreign income taxes and the U.S. federal alternative minimum tax. This effective rate is substantially less than the statutory rate because of available U.S. federal net operating loss carry-forwards.

In October 2004, the United States enacted The American Jobs Creation Act of 2004 (“the Act”). The Act provides for a three year phase-out of current extraterritorial income tax (“ETI”) benefits and replaces ETI with a phased-in nine percent domestic production activity deduction that will not be fully effective until 2010. We do not currently realize ETI tax benefits. This provision of the Act is not expected to have a material effect on our results of operations or financial position in the near future. The Act also includes a deduction of 85% for certain foreign earnings that are repatriated, as defined in the Act. We do not intend to repatriate any of our foreign earnings during the effective period of this deduction under the Act.

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

Outlook

Although we believe that our served markets have generally strengthened during the last twelve months, the anticipated timing of orders, shipments and customer acceptances usually requires us to fill a number of production slots in any given quarter in order to meet our sales targets. If we are unsuccessful in our efforts to secure those production orders, or if existing production orders are delayed or cancelled, our results of operations will be materially adversely impacted. Accordingly, we may not be able to achieve or maintain our current or prior level of sales. We presently expect that net sales for the second quarter of 2005 will be in a range of $25 million to $30 million. For the full year, we believe we could see annual revenue growth of 20% to 25%, over levels achieved in 2004.

Because our net sales are subject to a number of risks, including: risks associated with the introduction of our new laser processing product line; delays in customer acceptances; intense competition in the capital equipment industry; uncertainty relating to the timing and market acceptance of our products; and the condition of the macro-economy and the semiconductor industry, we may not exceed or maintain our current or prior level of net sales for any period in the future. Additionally, we believe that the market acceptance and volume production of our advanced packaging systems, laser processing systems, and our 1000 series family of wafer steppers are of critical importance to our future financial results. At April 2, 2005, these critical systems represented 90% of our backlog. To the extent that these products do not achieve or maintain significant sales due to difficulties involving manufacturing or engineering, the inability to reduce the current long manufacturing and customer acceptance cycles for these products, competition, excess capacity in the semiconductor or nanotechnology device industries, or any other reason, our business, financial condition and results of operations would be materially adversely affected.

We believe that gross margin for the second quarter of 2005 will be between 41% and 44%. The final gross margin achieved will depend heavily upon sales volumes and the resulting product mix. Should our sales not reach the level expected, we may incur a higher risk of inventory obsolescence and excess purchase commitments and lower utilization of our manufacturing infrastructure, which would materially adversely impact our results of operations. New products generally have lower gross margins until there is widespread market acceptance and until production and after-sales efficiencies can be achieved. Should significant market demand fail to develop for our laser processing systems and our new advanced packaging offerings, our business, financial condition and results of operations would be materially adversely affected. In addition, higher costs associated with extended manufacturing and customer acceptance periods on early shipments of our new laser processing products have had, and will continue to have, an adverse impact on our gross margins.

We continue to invest significant resources in the development and enhancement of our laser processing systems and technologies and our 1X products and related technologies. Further, we expect that selling, general and administrative expenses will continue to be impacted by the factors noted above in the explanation of our current period variances. As a result, we believe operating margin for the second quarter of 2005 will be in a range of breakeven to (15%). Finally, net income per share is projected in a range of breakeven to a loss of $0.10.

LIQUIDITY AND CAPITAL RESOURCES

Net cash used in operating activities was $4.0 million for the three-month period ended April 2, 2005, as compared with net cash used in operating activities of $0.3 million for the comparable period in 2004. Net cash used in operating activities during the first quarter of 2005 was primarily attributable to a reduction in accounts payable of $3.4 million, the net loss for the quarter of $1.9 million and an increase in inventories of $1.3 million, partially offset by non-cash charges to income for depreciation and amortization of $2.1 million, and other changes which total $0.5 million. The increase in inventories during the period results primarily from two laser processing systems, shipped to customers during the first quarter of 2005, pursuant to purchase orders containing product evaluation provisions.

We believe that because of the relatively long manufacturing cycle of certain of our systems, particularly newer products, our inventories will continue to represent a significant portion of working capital. Currently, we are devoting significant resources to the development, introduction and commercialization of our laser processing system and to the development of our next generation 1X lithography technologies. Additionally, we have purchased significant levels of inventories, and have made commitments to purchase additional inventories, to support the current production plan for our laser processing and next-generation lithography systems. We currently intend to continue to incur significant operating expenses in the areas of research, development and engineering, manufacturing and selling, general and administrative costs in order to further develop, produce and support these new products. Additionally, gross profit margins, inventory and capital equipment levels will be adversely impacted in the future by costs associated with the initial production of our laser processing system and by our next-generation 1X wafer stepper platform. These costs include, but are not limited to: additional manufacturing overhead; cost of demonstration and customer evaluation systems; ongoing research, development and engineering costs; additional technical, marketing and administrative personnel; and the establishment of additional after-sales support organizations. If we are unable to achieve significantly increased net sales, or if our sales fall below expectations, our cash flow and operating results will be materially adversely affected until, among other factors, costs and expenses can be reduced. Our failure to achieve our sales targets for these new products could result in significant additional inventory write-offs and asset impairment charges, either of which would materially adversely impact our results of operations.

During the quarter ended April 2, 2005, net cash used in investing activities was $1.5 million, attributable to capital expenditures of $2.4 million, partially offset by net proceeds from sales and maturities of short-term investments of $0.9 million (net of purchases).

Net cash provided by financing activities was $0.9 million during the first quarter of 2005, attributable to proceeds received from the issuance of common stock under our employee stock option plans.

At April 2, 2005, we had working capital of $167.9 million. Our principal source of liquidity at April 2, 2005 consisted of $137.7 million in cash, cash equivalents and short-term investments, net of outstanding borrowings under our line of credit.

In December 2004, we entered into a line of credit agreement with a brokerage firm replacing a similar arrangement that we had with a different firm. Under the terms of this agreement, we may borrow funds at a cost equal to the current Federal funds rate plus 100 basis points (3.75% as of April 2, 2005). Certain of our cash, cash equivalents and short-term investments secure borrowings outstanding under this facility. Funds are advanced to us under this facility in accordance with pre-determined advance rates based on the cash and securities held by us in this brokerage account. This agreement has no set expiration date and there are no loan covenants. As of April 2, 2005, $7.9 million was outstanding under this facility, with a related collateral requirement of approximately $10.5 million of our cash, cash equivalents and short-term investments.

The development and manufacture of laser processing and new lithography systems and enhancements are highly capital-intensive. In order to be competitive, we believe we must continue to make significant expenditures for: inventories; facilities; capital equipment; sales, service, training and support capabilities; systems, procedures and controls; and expansion of operations and research and development, among many other items. We expect that cash generated from operations and our cash, cash equivalents and short-term investments will be sufficient to meet our cash requirements for at least the next twelve months. However, in the near-term, we may continue to utilize existing and future lines of credit, and other sources of financing, in order to maintain our present levels of cash, cash equivalents and short-term investments. Beyond the next twelve months, we may require additional equity or debt financing to address our working capital or capital equipment needs. In addition, we may seek to raise equity or debt capital at any time that we deem market conditions to be favorable. Additional financing, if needed, may not be available on reasonable terms, or at all.

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

Foreign Currency

As part of our overall strategy to manage the level of exposure to the risk of foreign currency exchange rate fluctuations, we attempt to hedge most of our Japanese yen denominated foreign currency exposures. We use foreign currency forward contracts to hedge the risk that unremitted Japanese yen denominated receipts from customers, for actual or forecasted sales of equipment after receipt of customer orders, may be adversely affected by changes in foreign currency exchange rates. After recording revenue, we use various mechanisms, such as foreign currency forward exchange contracts and natural hedges, to offset substantial portions of the potential gains or losses associated with our Japanese yen denominated assets and liabilities due to exchange rate fluctuations. At April 2, 2005, we had taken action to hedge approximately 100% of these Japanese yen denominated exposures. In addition to natural hedges resulting from having both assets and liabilities denominated in Japanese yen, we enter into foreign currency forward contracts that generally have maturities of nine months or less. We often close foreign currency forward contracts by entering into an offsetting contract. At April 2, 2005, we had contracts for the sale of $11.5 million of foreign currencies at fixed rates of exchange.

ADDITIONAL RISK FACTORS

In addition to risks described in the foregoing discussions, the following risks apply to our business and us:

Development of New Product Lines; Expansion of Operations  Currently, we are devoting significant resources to the development, introduction and commercialization of our laser processing systems and our next-generation 1X lithography platform. We intend to continue to develop these products and technologies during 2005, and will continue to incur significant operating expenses in the areas of: research, development and engineering; manufacturing; and selling, general and administrative costs in order to further develop, produce and support these new products. Additionally, gross profit and operating margins may be further adversely impacted in the future by costs associated with the initial production of our laser processing systems and by our next-generation platform for our 1X-lithography systems. Introduction of new products generally involves higher installation costs and product performance uncertainties that could delay customer acceptance of our systems, resulting in a delay in recognizing revenue associated with those systems and a reduction in gross margins. These costs include, but are not limited to, additional manufacturing overhead, additional inventory write-offs, costs of demonstration systems and facilities, and costs associated with the establishment of additional after-sales support organizations. Additionally, operating expenses may increase, relative to sales, as a result of adding additional marketing and administrative personnel, among other costs, to support our new products. If we are unable to achieve significantly increased net sales or if our sales fall below expectations, our operating results will be materially adversely affected.

Our ability to develop and commercialize our laser processing technologies is highly dependent on partnering with semiconductor companies to develop the anneal process. Our ability to deliver timely solutions is also limited by wafer turnaround at the potential customer’s fabrication facility.

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

Intellectual Property Rights  Although we attempt to protect our intellectual property rights through patents, copyrights, trade secrets and other measures, we believe that our success will depend more upon the innovation, technological expertise and marketing abilities of our employees. Nevertheless, we have a policy of seeking patents when appropriate on inventions resulting from our ongoing research and development and manufacturing activities. We own 95 United States and foreign patents, which expire on dates ranging from June 2006 to April 2023 and have 88 United States and foreign patent applications pending. In addition, we have various registered trademarks and copyright registrations covering mainly software programs used in the operation of our systems. We also rely upon trade secret protection for our confidential and proprietary information. We may not be able to protect our technology adequately and competitors may be able to develop similar technology independently. Our pending patent applications may not be issued or U.S. or foreign intellectual property laws may not protect our intellectual property rights. In addition, litigation may be necessary to enforce our patents, copyrights or other intellectual property rights, to protect our trade secrets, to determine the validity and scope of the proprietary rights of others or to defend against claims of infringement. Such litigation has resulted in, and in the future could result in, substantial costs and diversion of resources and could have a material adverse effect on our business, financial condition and results of operations, regardless of the outcome of the litigation. Patents issued to us may be challenged, invalidated or circumvented and the rights granted thereunder may not provide competitive advantages to us. Furthermore, others may independently develop similar technology or products, or, if patents are issued to us, design around the patents issued to us. Invalidation of our patents related to those technologies could allow our competitors to more effectively compete against us, which could result in less revenue for us.

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

We are involved in other lawsuits and legal actions regarding infringement claims, and we have from time to time been notified of claims that we may be infringing intellectual property rights possessed by third parties. We believe that the outcome of these matters will not be material to our business or financial condition, though currently we are spending significant resources on litigation matters, in particular in connection with a patent infringement lawsuit in which we are the plaintiff. Some of the Company’s customers have received notices of infringement from Technivision Corporation and the Lemelson Medical, Education and Research Foundation, Limited Partnership (“Lemelson”) alleging that the manufacture of certain semiconductor products and/or the equipment used to manufacture those semiconductor products infringes certain issued patents regarding machine vision technology. The Company has been notified by certain of these customers that the Company may be obligated to defend or settle claims that the Company’s products infringe any of such patents and, in the event it is subsequently determined that the customer infringes any of such patents, they intend to seek reimbursement from the Company for damages and other expenses resulting from this matter. The Company believes that its machine vision technology does not infringe the patent rights of other parties.

Infringement claims by third parties or claims for indemnification resulting from infringement claims may be asserted in the future and such assertions could materially adversely affect our business, financial condition and results of operations, regardless of the outcome of any litigation. With respect to any such future claims, we may seek to obtain a license under the third party’s intellectual property rights. However, a license may not be available on reasonable terms or at all. We could decide, in the alternative, to resort to litigation to challenge such claims. Such challenges could be expensive and time consuming and could materially adversely affect our business, financial condition and results of operations, regardless of the outcome of any litigation.

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

With respect to our laser annealing technologies, marketed under the LSA100 product name, the primary competition comes from companies such as Applied Materials, Inc., Mattson Technology, Inc., and Axcelis Technologies, Inc. that offer products utilizing rapid thermal processing (RTP), which is the current prevailing manufacturing technology. RTP does not prevent semiconductor device manufacturers from scaling the lateral dimensions of their transistors to obtain improved performance, but diffusion resulting from the time scales associated with RTP limits the vertical dimension of the junctions. Faster annealing times result in shallower and more abrupt junctions and faster transistors. We believe our annealing technology results in faster transistors for a given size. We believe that RTP manufacturers recognize the need to reduce thermal cycle times and are working toward this goal. In July 2000, we licensed certain rights to our then existing laser processing technology, with reservations, to a competing manufacturer of semiconductor equipment. We presently anticipate that this company will offer laser-annealing tools to the semiconductor industry that will compete with our offerings.

Another potential advanced annealing solution utilizes flash lamp annealing technology (FLA). Several companies have published papers on annealing tools that incorporate flash lamp technology in order to reduce annealing times and increase anneal temperatures. Developers of FLA technology claim to have overcome annealing difficulties at the 65nm node. This technique, which employs xenon flash lamps, has shown improvements over RTP in junction depth and sheet resistance, but we believe FLA will suffer from pattern-related non-uniformities. Our proprietary laser processing solution has been specifically developed to provide junction annealing on near-instantaneous time-scales, while maintaining low sheet resistance. Laser spike annealing, the first implementation of laser processing, activates dopants in the microsecond-to-millisecond time frame without melting. Research indicates that, at temperatures just below the melting point of silicon, time durations in the microsecond to millisecond range, are required to achieve full activation, and dopant diffusion is minimal.

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

Customer and Market Concentrations   Historically, we have sold a substantial portion of our systems to a limited number of customers. In the first quarter of 2005, our top five customers accounted for 70% of our total systems sales. In 2004, Intel Corporation accounted for 10% of our net sales. In 2003, Intel Corporation accounted for 26% of our net sales. We expect that sales to a relatively few customers will continue to account for a high percentage of our net sales in the foreseeable future and believe that our financial results depend in significant part upon the success of these major customers and our ability to meet their future capital equipment needs. Although the composition of the group comprising our largest customers may vary from period to period, the loss of a significant customer or any reduction in orders by a significant customer, including reductions due to market, economic or competitive conditions in the semiconductor, semiconductor packaging or nanotechnology industries or in the industries that manufacture products utilizing integrated circuits, thin film heads or other nanotechnology components, would likely have a material adverse effect on our business, financial condition and results of operations. Our ability to maintain or increase our sales in the future depends, in part, on our ability to obtain orders from new customers as well as the financial condition and success of our existing customers, the semiconductor and nanotechnology industries and the economy in general.

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

On a market application basis, sales to the semiconductor industry, primarily for advanced packaging applications, accounted for approximately 63% and 58% of system revenue for the first three months of 2005 and 2004, respectively. During the first quarter of 2005 and 2004, approximately 37% and 42%, respectively, of our systems revenue was derived from sales to nanotechnology manufacturers, including micro systems, thin film head and optical device manufacturers. Our future results of operations and financial condition would be materially adversely impacted by a downturn in any of these market segments, or by loss of market share in any of these segments.

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

We may encounter additional technical, manufacturing or other difficulties that could further delay future introductions or volume production of systems or enhancements. Our inability to complete the development or meet the technical specifications of any of our systems or enhancements and related software tools, or our inability to manufacture and ship these systems or enhancements and related software tools in volume and in time to meet the requirements for manufacturing the future generation of semiconductor or nanotechnology devices, would materially adversely affect our business, financial condition and results of operations. In addition, we may incur substantial unanticipated costs to ensure the functionality and reliability of our products early in the products’ life cycles. If new products have reliability or quality problems, reduced orders or higher manufacturing costs, delays in customer acceptance, revenue recognition and collecting accounts receivable and additional service and warranty expenses may result. Any of such events may materially adversely affect our business, financial condition and results of operations.

International Sales   International net sales accounted for approximately 74% and 77% of total net sales for the three months ended April 2, 2005 and April 3, 2004, respectively.  International net sales accounted for approximately 65% and 61% of total net sales for the years 2004 and 2003, respectively. We anticipate that international sales, which typically have lower gross margins than domestic sales, principally due to increased competition and higher field service and support costs, will continue to account for a significant portion of total net sales. As a result, a significant portion of our net sales will continue to be subject to certain risks, including unexpected changes in regulatory requirements; difficulty in satisfying existing regulatory requirements; exchange rate fluctuations; tariffs and other barriers; political and economic instability; difficulties in accounts receivable collections; natural disasters; difficulties in staffing and managing foreign subsidiary and branch operations; and potentially adverse tax consequences.

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

As of April 2, 2005, we had options to purchase approximately 6.4 million shares of our Common Stock outstanding. Among other determinants, the market price of our stock has a major bearing on the number of shares subject to outstanding stock options that are included in the weighted-average shares used in determining our net income (loss) per share. During periods of extreme volatility, the impact of higher stock prices can have a materially dilutive effect on our net income (loss) per share. Additionally, options are excluded from the calculation of net income (loss) per share when we have a net loss or when the exercise price of the stock option is greater than the average market price of our Common Stock, as the impact of the stock options would be anti-dilutive.

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

Changes in Securities Laws and Regulations Have Increased Our Costs.   The Sarbanes-Oxley Act of 2002 required changes in our corporate governance, public disclosure and compliance practices. The number of rules and regulations applicable to us has increased, and will continue to increase, our legal and financial compliance costs, and has made some activities more difficult, such as by requiring stockholder approval of new option plans. In addition, we have incurred and expect to continue to incur significant costs in connection with compliance with Section 404 of the Sarbanes-Oxley Act regarding internal control over financial reporting. We expect ongoing costs to maintain compliance to be between one and two million dollars annually. We also expect these developments to make it more difficult and more expensive to obtain director and officer liability insurance, and we may be required to accept reduced coverage or incur substantially higher costs to obtain coverage. These developments could make it more difficult for us to attract and retain qualified members of our board of directors, particularly to serve on our audit committee, and qualified executive officers. In addition, in connection with our Section 404 certification process, we may identify from time to time deficiencies in our internal control. Any material weakness or deficiency in our internal control over financial reporting could materially and negatively impact our reported financial results and the market price of our stock could significantly decline. Additionally, adverse publicity related to the disclosure of a material weakness or deficiency in internal control over financial reporting could have a negative impact on our reputation, business and stock price.

California Manufacturing Location  We perform all of our manufacturing activities (final assembly, system testing and certain subassembly activities) in clean room environments totaling approximately 26,000 square feet located in San Jose, California. Performing manufacturing operations in California exposes us to a higher risk of natural disasters, including earthquakes. In addition, in the past California has experienced power shortages, which have interrupted our operations. Such shortages could occur in the future and could again interrupt our operations resulting in product shipment delays, increased costs and other problems, any of which could have a material adverse effect on our business, customer relationships and results of operations. We are not insured against natural disasters and power shortages and the occurrence of such an event could have a material adverse impact our results of operations.

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

Terrorist Attacks and Threats, and Government Responses Thereto, May Negatively Impact Our Operations, Revenues, Costs and Stock Price   Terrorist attacks in the United States and elsewhere, government responses thereto, and military actions in Iraq, Afghanistan and elsewhere, may disrupt our operations or those of our customers and suppliers and may affect the availability of materials needed to manufacture our products or the means to transport those materials to manufacturing facilities and finished products to customers. In addition, any of these events could increase volatility in the United States and world financial markets which may depress the price of our Common Stock and may limit the capital resources available to us or our customers or suppliers, which could result in decreased orders from customers, less favorable financing terms from suppliers, and scarcity or increased costs of materials and components of our products. Additionally, terrorist attacks on Ultratech itself may significantly disrupt our ability to conduct our business. Any of these occurrences could have a significant impact on our operating results, revenues and costs and may result in increased volatility of the market price of our Common Stock.

Information Available on Company Web-site

Ultratech’s web-site is located at www.ultratech.com. We make available, free of charge, through our web-site, our annual report on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K (and amendments to those reports), as soon as reasonably practicable after such reports are filed electronically with the SEC. We have adopted a Code of Ethics for our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. We have posted this Code of Ethics on our web-site. Any future amendments to this Code will also be posted on our web-site.

Item 3.   Quantitative and Qualitative Disclosures about Market Risk

Reference is made to Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report on Form 10-K for the year ended December 31, 2004 and to the subheading “Derivative Instruments and Hedging” in Item 8, “Financial Statements and Supplementary Data”, under the heading “Notes to Consolidated Financial Statements” of our Annual Report on Form 10-K for the year ended December 31, 2004.

Interest rate risk

Our exposure to market risk due to potential changes in interest rates, relates primarily to our investment portfolio, which consisted primarily of fixed interest rate instruments as of April 2, 2005. We maintain an investment policy designed to ensure the safety and preservation of our invested funds by limiting market risk and the risk of default.

Certain of our cash, cash equivalents and short-term investments serve as collateral for a line of credit we maintain with a brokerage firm. The line of credit is used for liquidity purposes, mitigating the need to liquidate investments in order to meet our current operating cash requirements.

Foreign Currency Risk Management

The majority of our revenue, expense and capital purchasing activities are transacted in U.S. dollars. However, we do enter into these transactions in other currencies, primarily Japanese Yen. To protect against reductions in value and the volatility of future cash flows caused by changes in currency exchange rates we have established transaction and balance sheet hedging programs. We use foreign currency forward contracts to hedge the risk that unremitted Japanese yen denominated receipts from customers for actual or forecasted sales of equipment after receipt of customer orders may be adversely affected by changes in foreign currency exchange rates. After recording revenue, we use various mechanisms, such as foreign currency forward exchange contracts and natural hedges, to offset substantial portions of the potential gains or losses associated with our Japanese yen denominated assets and liabilities due to exchange rate fluctuations. At April 2, 2005, we had taken action to hedge approximately 100% of these Japanese yen denominated exposures. In addition to natural hedges resulting from having both assets and liabilities denominated in Japanese yen, we enter into foreign currency forward contracts that generally have maturities of nine months or less. We often close foreign currency forward contracts by entering into an offsetting contract. At April 2, 2005, we had contracts for the sale of $11.5 million of Japanese yen at fixed rates of exchange. Our hedging programs reduce, but do not always entirely eliminate, the impact of currency movements.

Item 4.   Controls and Procedures

We conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this report (the “Evaluation Date”). Based upon the evaluation, our principal executive officer and principal financial officer concluded that as of the Evaluation Date our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended April 2, 2005 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

PART 2:	OTHER INFORMATION

Item 1.	Legal Proceedings.	None.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.	None.

Item 3.	Defaults upon Senior Securities.	None.

Item 4.	Submission of Matters to a Vote of Security Holders.	None

Item 5.	Other Information.	None

Item 6	Exhibits

31.1	Certification of Chief Executive Officer required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ULTRATECH, INC.
(Registrant)

Date:	May 5, 2005	By:	/s/Bruce R. Wright
Bruce R. Wright
Senior Vice President, Finance and Chief Financial
Officer (Duly Authorized Officer and Principal
Financial and Accounting Officer)

EXHIBIT INDEX

31.1	Certification of Chief Executive Officer required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.