Form 10-Q
period 2005-07-02
ULTRATECH INC
filed 2005-08-08
CIK 909791

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 2, 2005

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

Yes ☒	No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes ☒	No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of Common Stock, as of the latest practical date:

Class	Outstanding as of August 5, 2005
common stock, $.001 par value	24,059,998

ULTRATECH, INC.

PART I.          FINANCIAL INFORMATION

Item 1.  Condensed Consolidated Financial Statements

ULTRATECH, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)	July 2, 2005	Dec. 31, 2004*
	(Unaudited)
ASSETS
Current assets:
Cash, cash equivalents, and short-term investments	$146,255	$151,627
Accounts receivable, net	19,576	19,907
Inventories	29,448	27,842
Taxes receivable	704	509
Prepaid expenses and other current assets	3,236	1,654
Total current assets	199,219	201,539

Equipment and leasehold improvements, net	22,339	21,992

Intangible assets, net	—	95

Demonstration inventories, net	2,913	4,223

Other assets	2,972	2,697

Total assets	$227,443	$230,546

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Notes payable	$6,597	$7,900
Accounts payable	10,583	13,587
Deferred product and service income	3,435	1,244
Deferred license income	—	1,041
Other current liabilities	9,281	8,146
Total current liabilities	29,896	31,918

Other liabilities	5,826	5,338

Stockholders’ equity	191,721	193,290

Total liabilities and stockholders’ equity	$227,443	$230,546

* The Balance Sheet as of December 31, 2004 has been derived from the audited financial statements at that date.

See accompanying notes to unaudited condensed consolidated financial statements

ULTRATECH, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended		Six Months Ended
(In thousands, except per share amounts)	July 2, 2005	July 3, 2004	July 2, 2005	July 3, 2004
Net sales:
Products	$25,698	$18,690	$49,434	$41,480
Services	2,839	2,879	5,937	5,772
Licenses	289	928	1,417	1,856
Total net sales	28,826	22,497	56,788	49,108

Cost of sales:
Cost of products sold	14,752	10,151	28,144	21,844
Cost of services	2,385	2,173	4,677	4,031
Total cost of sales	17,137	12,324	32,821	25,875
Gross profit	11,689	10,173	23,967	23,233

Operating expenses:
Research, development, and engineering	6,833	6,248	14,336	12,458
Selling, general, and administrative	8,196	7,160	15,731	14,247
Amortization of intangible assets	—	95	95	190
Operating loss	(3,340)	(3,330)	(6,195)	(3,662)

Interest expense	(99)	(20)	(190)	(55)

Interest and other income, net	1,149	857	2,063	1,816

Loss before income tax	(2,290)	(2,493)	(4,322)	(1,901)
Income tax benefit	(296)	(227)	(432)	(162)
Net loss	$(1,994)	$(2,266)	$(3,890)	$(1,739)

Loss per share - basic:
Net loss	$(0.08)	$(0.10)	$(0.16)	$(0.07)
Number of shares used in per share computations - basic	23,944	23,705	23,912	23,675
Loss per share - diluted:
Net loss	$(0.08)	$(0.10)	$(0.16)	$(0.07)
Number of shares used in per share computations - diluted	23,944	23,705	23,912	23,675

See accompanying notes to unaudited condensed consolidated financial statements

ULTRATECH, INC

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six months ended
	July 2,	July 3,
(In thousands)	2005	2004
Cash flows from operating activities:
Net loss	(3,890)	(1,739)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	3,326	3,222
Amortization	760	1,262
Loss on disposal of equipment	3	3
Loss on sale of short-term investments	8	—
Deferred compensation	68	150
Deferred income taxes	(17)	126
Changes in operating assets and liabilities:
Accounts receivable	332	(5,513)
Inventories	(1,606)	(4,590)
Taxes receivable	(195)	349
Prepaid expenses and other current assets	(1,582)	5
Demonstration inventory	855	(1,037)
Other assets	(288)	(453)
Accounts payable	(3,004)	2,567
Deferred product and services income	2,191	2,453
Deferred license income	(1,041)	(1,856)
Other current liabilities	1,164	(1,487)
Other liabilities	488	763
Net cash used in operating activities	(2,428)	(5,775)

Cash flows from investing activities:
Capital expenditures	(3,676)	(2,577)
Purchase of securities	(76,658)	(69,073)
Proceeds from sales and maturities of securities	69,685	71,587
Net cash used in investing activities	(10,649)	(63)

Cash flows from financing activities:
Proceeds from notes payable	66,235	8,500
Repayment of notes payable	(67,538)	(5,764)
Proceeds from issuance of common stock	2,046	1,469
Net cash provided by financing activities	743	4,205

Net effect of exchange rate changes on cash	367	312

Net decrease in cash and cash equivalents	(11,967)	(1,321)

Cash and cash equivalents at beginning of period	47,985	25,149

Cash and cash equivalents at end of period	$36,018	$23,828

Supplemental disclosures of cash flow information:
Other non-cash change:
Systems transferred from (to) inventory to (from) equipment and other assets	$1,723	$1,537

See accompanying notes to unaudited condensed consolidated financial statements.

Ultratech, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

July 2, 2005

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

In evaluating its business segments, we gave consideration to the Chief Executive Officer’s review of financial information and the organizational structure of our management. Based on this review, we concluded that, at the present time, resources are allocated and other financial decisions are made based on consolidated financial information. Accordingly, we have determined that we operate in one business segment, which is the manufacture and distribution of capital equipment to manufacturers of integrated circuits and nanotechnology components.

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

Operating results for the three and six month periods ended July 2, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005, or any future period.

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

IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS — On December 16, 2004, the Financial Accounting Standards Board (FASB) issued FASB Statement No. 123 (revised 2004), Share-Based Payment, which is a revision of FASB Statement No. 123, Accounting for Stock-Based Compensation. Statement 123(R) supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and amends FASB Statement No. 95, Statement of Cash Flows. Generally, the approach in Statement
123(R) is similar to the approach described in Statement 123. However, Statement 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure will no longer be an alternative. In April 2005, the Securities and Exchange Commission announced the adoption of a new rule that amends the effective date of FAS 123(R). The effective date of the new standard under these new rules for our consolidated financial statements is January 1, 2006.

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

The following table illustrates the effect on net loss and net loss per share, had we applied the fair value recognition method to account for stock-based employee compensation.

	Three months ended		Six months ended
	July 2,	July 3,	July 2,	July 3,
(In thousands, except per share amounts)	2005	2004	2005	2004
Net loss as reported	$(1,994)	$(2,266)	$(3,890)	$(1,739)
Total stock-based employee compensation expense, determined under fair valuebased method for all awards, net of related tax effects	(436)	(16,974)	(3,119)	(19,913)
Pro forma net loss	$(2,430)	$(19,240)	$(7,009)	$(21,652)

Net loss per share - basic, as reported	$(0.08)	$(0.10)	$(0.16)	$(0.07)
Pro forma net loss per share - basic	$(0.10)	$(0.84)	$(0.29)	$(0.93)

Net loss per share - diluted, as reported	$(0.08)	$(0.10)	$(0.16)	$(0.07)
Pro forma net loss per share - diluted	$(0.10)	$(0.84)	$(0.29)	$(0.93)

The table above used the following weighted-average assumptions to estimate the fair value of stock options at the date of grant using the Black-Scholes option-pricing model.

	Three months ended		Six months ended
	July 2,	July 3,	July 2,	July 3,
	2005	2004	2005	2004

Expected life (in years): stock options	3.8	2.0	3.5	2.3

Expected life (in years): Employee Stock Purchase Plan	NA	1.25	NA	1.25

Risk-free interest rate	3.76%	2.68%	3.44%	2.64%

Volatility factor	0.46	0.62	0.51	0.63

Dividend yield	0.00%	0.00%	0.00%	0.00%

Reflected in the table above is the termination of our Employee Stock Purchase Plan in July 2004.

(4) Net Loss Per Share

The following sets forth the computation of basic and diluted net loss per share:

	Three months ended		Six months ended
	July 2,	July 3,	July 2,	July 3,
(In thousands, except per share amounts)	2005	2004	2005	2004

Numerator:
Net loss	$(1,994)	$(2,266)	$(3,890)	$(1,739)

Denominator:
Denominator for basic net loss per share	23,944	23,705	23,912	23,675
Effect of dilutive employee stock options	—	—	—	—
Denominator for diluted net loss per share	23,944	23,705	23,912	23,675

Loss per share - basic:
Net loss	$(0.08)	$(0.10)	$(0.16)	$(0.07)

Loss per share - diluted:
Net loss	$(0.08)	$(0.10)	$(0.16)	$(0.07)

For the three and six-month periods ended July 2, 2005, options to purchase 6,297,946 shares of common stock at an average exercise price of $17.88 were excluded from the computation of diluted net loss per share, as the effect would have been anti-dilutive. For the three and six-month periods ended July 3, 2004, options to purchase 5,993,586 shares of common stock at an average exercise price of $18.29, were excluded from the computation of diluted net loss per share, as the effect would have been anti-dilutive. Options are anti-dilutive when we have a net loss or when the exercise price of the stock option is greater than the average market price of our common stock during the period.

(5) Inventories

Inventories consist of the following:

(In thousands)	July 2, 2005	Dec. 31, 2004
Raw materials	$10,936	$11,362
Work-in-process	13,209	13,347
Finished products	5,303	3,133
	$29,448	$27,842

(6) Other Assets

Other assets consist of the following:

(In thousands)	July 2, 2005	Dec. 31, 2004
Deferred compensation plan assets	$1,695	$1,401
Deferred income taxes	308	320
Other.	969	976
	$2,972	$2,697

(7) Line of Credit

In December 2004, we entered into a line of credit agreement with a brokerage firm. Under the terms of this agreement, we may borrow funds at a cost equal to the current Federal funds open rate plus 100 basis points (approximately 4.25% as of July 2, 2005). Certain of our cash, cash equivalents and short-term investments secure borrowings outstanding under this facility. Funds are advanced to us under this facility based on pre-determined advance rates on the cash and securities held by us in this brokerage account. This agreement has no set expiration date and there are no loan covenants, other than the aforementioned collateral requirement. As of July 2, 2005, $6.6 million was outstanding under this facility, with a related collateral requirement of approximately $8.8 million of our cash, cash equivalents and short-term investments.

(8) Other Current Liabilities

Other current liabilities consist of the following:

(In thousands)	July 2, 2005	Dec. 31, 2004
Salaries and benefits	$3,251	$2,360
Warranty accrual	1,911	2,013
Advance billings	515	415
Income taxes payable	490	31
Reserve for losses on purchase order commitments	613	1,090
Other	2,501	2,237
	$9,281	$8,146

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

Changes in our warranty accrual are as follows:

	Three months ended		Six months ended
(In thousands)	July 2, 2005	July 3, 2004	July 2, 2005	July 3, 2004
Balance, beginning of the period	$2,026	$1,596	$2,013	$1,257
Warranties issued during the period	741	744	1,695	1,971
Settlements made during the period	(1,019)	(637)	(2,078)	(1,341)
Changes in liability for pre-existing warranties	163	(205)	281	(389)
Balance, end of the period	$1,911	$1,498	$1,911	$1,498

Deferred Services Income

We sell service contracts for which revenue is deferred and recognized ratably over the contract period, for time based service contracts, or as service hours are delivered, for contracts based on a purchased quantity of hours. Changes in our deferred services income are as follows:

	Three months ended		Six months ended
(In thousands)	July 2, 2005	July 3, 2004	July 2, 2005	July 3, 2004
Balance, beginning of the period	$1,352	$867	$1,332	$821
Service contracts sold during the period	2,128	1,952	4,116	3,944
Service contract revenue recognized during the period	(1,920)	(1,842)	(3,888)	(3,788)
Balance, end of the period	$1,560	$977	$1,560	$977

(9) Other Liabilities

Other liabilities consist of the following:

(In thousands)	July 2, 2005	Dec. 31, 2004
Deferred rent.	$3,323	$3,294
Deferred compensation plan liability.	1,898	1,572
Other	605	472
	$5,826	$5,338

(10) Comprehensive Loss

The components of comprehensive loss are as follows:

	Three months ended		Six months ended
(In thousands)	July 2, 2005	July 3, 2004	July 2, 2005	July 3, 2004
Net loss	$(1,994)	$(2,266)	$(3,890)	$(1,739)
Accumulated other comprehensive loss:
Unrealized gain (loss) on available-for-sale securities	342	(866)	160	(971)
Unrealized gain on foreign exchange forward contracts	178	151	367	312
Comprehensive loss	$(1,474)	$(2,981)	$(3,363)	$(2,398)

Accumulated other comprehensive loss presented in the condensed consolidated balance sheets is comprised of changes in unrealized gains or losses on available-for-sale securities and the effect of exchange rate changes on foreign exchange forward contracts, net of tax.

(In thousands)	July 2, 2005	Dec. 31, 2004
Unrealized gains (losses) on:
Available-for-sale investments	$(354)	$(194)
Foreign exchange contracts	72	(295)
Accumulated other comprehensive loss at end of period	$(282)	$(489)

(11) Contingencies

Legal Proceedings.

On February 29, 2000, we filed lawsuits asserting patent infringement and related claims against Nikon, Canon, and ASML in the U.S. District Court for the Eastern District of Virginia. In April 2000, we reached a settlement with Nikon, and in September 2001, we reached a settlement with Canon. In the patent litigation against ASML, a jury trial was conducted during the three-month period ended July 2, 2005. The jury reached a verdict that the patent was infringed, but that the asserted claims of the patent were invalid. We have filed a post-trial motion for a new trial and for judgment as a matter of law in our favor. ASML has also filed a motion for judgment as a matter of law. In addition, ASML has requested that the Court award costs in the amount of $450,000 and has reserved the right to seek attorneys’ fees. The Company has recorded an amount for court costs in our financial statements, but we believe the possible claim for attorneys’ fees would be without merit and we plan to vigorously defend ourselves against such a claim.

On July 11, 2003, we filed a lawsuit asserting infringement of certain claims related to U.S. patent No. 5,621,813 in the U.S. District Court in and for the Northern District of California. The Company received a decision from the Court on May 17, 2005. The Court found the subject “patent-in-suit” to be invalid. We plan to appeal this decision. The defendant has brought a motion for reimbursement of its attorneys’ fees and costs in a total asserted amount of approximately $2 million. We have filed our opposition to this motion and plan to defend our position vigorously. We believe this claim for attorneys’ fees to be without merit and do not consider it probable that we will eventually have to pay such amounts. Accordingly, we have not recorded this potential cost in our results of operations.

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

Our backlog at the beginning of a period typically does not include all of the sales needed to achieve our sales objectives for that period. In addition, orders in backlog are subject to a high risk of cancellation, shipment or customer acceptance delays, and deferral or rescheduling by a customer with limited or no penalties. Consequently, our net sales and operating results for a period have been and will continue to be dependent upon our obtaining orders for systems to be shipped and accepted in the same period in which the order is received. Our business and financial results for a particular period could be materially adversely affected if an anticipated order for even one system is not received in time to permit shipment and customer acceptance during that period. Furthermore, a substantial number of our shipments have historically occurred near the end of each quarter. Delays in installation and customer acceptance due, for example, to our inability to successfully demonstrate the agreed-upon specifications or criteria at the customer’s facility, or to the failure of the customer to permit installation of the system in the agreed upon time, may cause net sales in a particular period to fall significantly below our expectations, which may materially adversely affect our operating results for that period. This risk is especially applicable in connection with the introduction and initial sales of a new product line. Additionally, certain orders in backlog contain product evaluation terms.

Further, product evaluation terms could result in extended product acceptance cycles, which could delay recognition of revenue; or result in the return of product.

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

Net sales

Second Quarter

	Three Months Ended
(In millions)	July 2, 2005	July 3, 2004	Amount of Change	Percentage Change
Sales of:
Products: Systems	$21.2	$16.0	$5.3	33%
Products: Spare parts and upgrades	4.5	2.7	1.7	64%
Services	2.8	2.9	—	-1%
Licenses	0.3	0.9	(0.6)	-69%
Total net sales	$28.8	$22.5	$6.3	28%

Net sales consist of revenues from system sales, spare parts sales, services and licensing of technologies. System sales increased 33%, to $21.2 million, on a unit volume increase of 9% in the second quarter of 2005 as compared to the second quarter of 2004. Weighted-average selling prices increased 22%, as compared to the comparable year-ago period, primarily due to a higher proportion of new system sales to total sales, which includes lower priced refurbished system sales as well as new system sales. Average selling prices for newly manufactured systems are typically substantially higher than those for refurbished systems.

On a product market application basis, system sales to the semiconductor industry, primarily for advanced packaging applications, were $15.3 million for the quarter ended July 2, 2005, an increase of 36% when compared with system sales to this market in the second quarter of 2004. This increase was due to a 16% increase in unit volumes and higher average selling prices resulting from a higher proportion of 300mm systems sold, which typically have much higher selling prices than comparable 200mm systems. System sales to the nanotechnology market were $6.0 million for the quarter ended July 2, 2005, an increase of 25% as compared with system sales to this market in the second quarter of 2004. This increase was primarily a result of a higher proportion of new system sales to total sales.

Geographically, the increase in systems sales was primarily a result of higher system sales in Europe

Spare parts and upgrades sales for the second quarter of 2005 were $4.5 million, an increase of 64% over last year’s second quarter, primarily as a result of a greater number of system upgrades. Revenues from services for the second quarter of 2005 were essentially unchanged, as compared to the same period a year ago.

Revenues from licenses were $0.3 million in the quarter ended July 2, 2005, as compared with $0.9 million in the comparable period a year ago. This decrease was a result of the completion of the amortization period of prior-period proceeds from licensing agreements. Future revenues from licensing activities, if any, will be contingent upon the outcome of current litigation (see “Legal Proceedings”), and upon existing and future licensing and royalty arrangements. The Company may not be successful in generating licensing revenues in the future and does not anticipate the recognition of additional licensing income during the remainder of 2005.

At July 2, 2005, we had approximately $3.4 million of deferred product and services income resulting from products shipped but not yet installed and accepted and deferred service revenue, as compared to $1.2 million at December 31, 2004. Deferred income related to our products is recognized upon satisfying the contractual obligations for installation and/or customer acceptance.

For the quarter ended July 2, 2005, international net sales were $22.1 million, or 77% of total net sales, as compared with $13.6 million, or 60% of total net sales for the second quarter of 2004. We expect sales to international customers to represent a significant majority of our revenues during the remainder of 2005. Our revenue derived from sales in foreign countries is not generally subject to significant exchange rate fluctuations, principally because sales contracts for our systems are generally denominated in U.S. dollars. In Japan, however, orders are often denominated in Japanese yen. This subjects us to the risk of currency fluctuations. We attempt to mitigate this risk by entering into foreign currency forward exchange contracts for the period between when an order is received and when it is recorded as revenue. After recording revenue, we use various mechanisms, such as foreign currency forward exchange contracts and natural hedges, to offset substantial portions of the gains or losses associated with our Japanese yen denominated receivables due to exchange rate fluctuations. We had approximately $3.2 million of Japanese yen denominated receivables at July 2, 2005. International sales expose us to a number of additional risks, including fluctuations in the value of local currencies relative to the U.S. dollar, which impact the relative cost of ownership of our products and, thus, the customer’s willingness to purchase our product. (See “Additional Risk Factors: International Sales”).

Year-To-Date:

	Six Months Ended
(In millions)	July 2, 2005	July 3, 2004	Amount of Change	Percentage Change
Sales of:
Products: Systems	$41.5	$36.4	$5.1	14%
Products: Spare parts and upgrades	7.9	5.1	2.8	56%
Services	5.9	5.8	0.2	3%
Licenses	1.4	1.9	(0.4)	-24%
Total net sales	$56.8	$49.1	$7.7	16%

System sales increased 14% to $41.5 million. The increase was primarily a result of a 19% increase in weighted-average selling prices of systems sold, which was partially offset by a unit volume decrease of 4%. The increase in average selling prices was primarily the result of a higher proportion of 300mm system sales to 200mm system sales in the current period, and a higher proportion of newly manufactured systems to refurbished systems in the current period, as compared to the same period a year ago. On a market segment basis, the year-over-year increase in systems sales was a result of higher sales to the advanced packaging market. Geographically, the year-over-year increase in systems sales was primarily a result of higher sales in Europe as compared to no systems sales in Europe for the six months ended July 3, 2004, partially offset by a 44% sales decrease in Japan.

Spare parts and upgrades sales for the first half of 2005 were $7.9 million, an increase of 56% over the first half of 2004, primarily as a result of higher levels of system upgrades. Revenues from services were essentially unchanged from 2004 levels. Revenues from licenses decreased by $0.4 million in the first half of 2005, as compared to the first half of 2004. This decrease was a result of the completion of the amortization period of prior-period proceeds from licensing agreements. Future revenues from licensing activities, if any, will be contingent upon the outcome of current litigation (see “Legal Proceedings”), and upon existing and future licensing and royalty arrangements. The Company may not be successful in generating licensing revenues in the future and does not anticipate the recognition of additional licensing income during the remainder of 2005.

For the first half of 2005, international net sales were $42.9 million, or 75% of total net sales, as compared with $34.0 million, or 69% of total net sales for the first half of 2004.

Gross profit

	Three Months Ended		Six Months Ended
	July 2,	July 3,	July 2,	July 3,
Expressed as a % of total net sales	2005	2004	2005	2004

Total net sales	100.0%	100.0%	100.0%	100.0%

Cost of products and services sold	59.4%	54.8%	57.8%	52.7%
Gross margin	40.6%	45.2%	42.2%	47.3%

On a comparative basis, the decline in gross margin percentage in the three months ended July 2, 2005, as compared with the comparable period a year ago, was primarily due to higher service expenses (2.3 percentage points) and unfavorable manufacturing variances/efficiencies (1.5 percentage points) principally associated with the our new laser spike annealing technologies. The decline in gross margin percentage can also be attributed to lower licensing revenues (1.3%), resulting from the completion of the amortization period of certain licensing payments received in prior periods. These aforementioned factors were partially offset by other factors (which net to 0.4 percentage points).

The decline in gross margin percentage on a year-to-date basis can also be attributed to the same factors described in the prior paragraph. The decline was primarily a result of higher service costs (2.4 percentage points) and unfavorable manufacturing variances (2.3 percentage points) principally associated with our new laser spike annealing technologies. The decline in gross margin percentage can also be attributed to lower licensing revenues (0.4%), resulting from the completion of the amortization period of certain licensing payments received in prior periods.

Exclusive of licensing revenues, gross margin was 39.9% for the quarter ended July 2, 2005 as compared with 42.9% for the same period in 2004. For the first half of 2005, gross margin, exclusive of licensing revenue, was 40.7% as compared with 45.2% for the same period in 2004. We believe disclosure of gross margins without reference to licensing revenues provides additional appropriate disclosure to allow comparison of our product and service gross margins over time because there is little, if any, cost of sales associated with our licensing revenues. Future revenues from licensing activities, if any, will be contingent upon the outcome of current litigation (see “Legal Proceedings”), and upon existing and future licensing and royalty arrangements. The Company may not be successful in generating licensing revenues in the future and does not anticipate the recognition of additional licensing income during the remainder of 2005. Gross margins will be negatively impacted by the discontinuance of license revenue.

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

Operating expenses

Research, development and engineering expenses for the second quarter and the first half of 2005 were $6.8 million and $14.3 million, respectively, an increase of $0.6 million and $1.9 million, respectively, from the amounts reported for the comparable periods of 2004. This year-over-year increase in spending was primarily due to increased investment in the development of our laser processing technologies.

Selling, general, and administrative expenses were $8.2 million and $15.7 million for the second quarter and the first half of 2005, an increase of $1.0 million and $1.5 million, respectively, as compared with the comparable periods in 2004. As a percentage of net sales, selling, general, and administrative expenses decreased to 28.4% and 27.7% in the second quarter and first half of 2005, respectively, as compared to 31.8% and 29.0% in the second quarter and first half of 2004, respectively. This increase, in term of dollars, was primarily due to significantly increased legal costs related to our being a plaintiff in several patent infringement lawsuits in trial during the period.

Interest and other income, net

Interest and other income, net, which consists primarily of interest income, was $1.1 million and $2.1 million for the second quarter and first half of 2005, respectively, as compared with $0.9 million and $1.8 million for the comparable periods of 2004. The year-over-year increases were primarily attributable to higher interest rates on our investments. We presently maintain an investment portfolio with a weighted-average maturity of approximately 1.25 years. As a result, changes in short-term interest rates have had, and will continue to have, a significant impact on our interest income.

Income tax benefit

For the three and six months ended July 2, 2005, we recorded an income tax benefit of $0.3 million and $0.4 million, respectively, as compared to an income tax benefit of $0.2 million and $0.2 million for the comparable periods in 2004. The tax benefit recognized in the current period resulted from our full-year forecast of an effective tax rate of approximately 10% of pre-tax income. Similarly, the year-ago tax provision resulted from our then- forecasted effective tax rate of approximately 10% of pre-tax income for the year ended December 31, 2004. The estimated effective tax rate of 10% for 2005 results primarily from foreign income taxes and the U.S. federal alternative minimum tax. This effective rate is substantially less than the statutory rate because of available U.S. federal net operating loss carry-forwards.

In October 2004, the United States enacted The American Jobs Creation Act of 2004 (“the Act”). The Act provides for a three year phase-out of current extraterritorial income tax (“ETI”) benefits and replaces ETI with a phased-in 9% domestic production activity deduction that will not be fully effective until 2010. We do not currently realize ETI tax benefits. This provision of the Act is not expected to have a material effect on our results of operations or financial position in the near future. The Act also includes a deduction of 85% for certain foreign earnings that are repatriated, as defined in the Act. We do not intend to repatriate any of our foreign earnings during the effective period of this deduction under the Act.

Income tax estimates can be affected by whether or not, and within which jurisdictions, future earnings will occur and how and when cash is repatriated to the United States, combined with other aspects of an overall income tax strategy. Additionally, taxing jurisdictions could retroactively disagree with our tax treatment of certain items, and some historical transactions have income tax effects going forward. Accounting rules require these future effects to be evaluated using current laws, rules and regulations, each of which can change at any time and in an unpredictable manner. We believe we have adequately provided for any reasonably foreseeable outcome related to these matters, and we do not anticipate any material earnings impact from their ultimate resolutions.

Outlook

Although we believe that our served markets have generally strengthened during the last twelve months, the anticipated timing of orders, shipments and customer acceptances usually requires us to fill a number of production slots in any given quarter in order to meet our sales targets. If we are unsuccessful in our efforts to secure those production orders, or if existing production orders are delayed or cancelled, our results of operations will be materially adversely impacted. Accordingly, we may not be able to achieve or maintain our current or prior level of sales. We presently expect that net sales for the third quarter of 2005 may be in a range of $33 million to $36 million. For the full year, we believe we could see annual net sales growth of 20% to 25%, over levels achieved in 2004.

Because our net sales are subject to a number of risks, including: risks associated with the introduction of our new laser processing product line; delays in customer acceptances; intense competition in the capital equipment industry; uncertainty relating to the timing and market acceptance of our products; and the condition of the macro-economy and the semiconductor industry, we may not exceed or maintain our current or prior level of net sales for any period in the future. Additionally, we believe that the market acceptance and volume production of our advanced packaging systems, laser processing systems, and our 100/1000 series family of wafer steppers are of critical importance to our future financial results. At July 2, 2005, these critical systems represented 90% of our backlog. To the extent that these products do not achieve or maintain significant sales due to difficulties involving manufacturing or engineering, the inability to reduce the current long manufacturing and customer acceptance cycles for these products, competition, excess capacity in the semiconductor or nanotechnology device industries, or any other reason, our business, financial condition and results of operations would be materially adversely affected.

We believe that gross margin for the third quarter of 2005 will be between 44% and 47%. The final gross margin achieved will depend heavily upon sales volumes and the resulting product mix. Should our sales not reach the level expected, we may incur a higher risk of inventory obsolescence and excess purchase commitments and lower utilization of our manufacturing infrastructure, which would materially adversely impact our results of operations. New products generally have lower gross margins until there is widespread market acceptance and until production and after-sales efficiencies can be achieved. Should significant market demand fail to develop for our laser processing systems and our new advanced packaging offerings, our business, financial condition and results of operations would be materially adversely affected. In addition, higher costs associated with extended manufacturing and customer acceptance periods on shipments of our new laser processing products have had, and will continue to have, an adverse impact on our gross margins.

We believe operating margin for the third quarter of 2005 may be in a range of 5%-10%. Finally, net income per share is projected in a range of $0.10 to $0.20.

LIQUIDITY AND CAPITAL RESOURCES

Net cash used in operating activities was $2.4 million for the six-month period ended July 2, 2005, as compared with net cash used in operating activities of $5.8 million for the comparable period in 2004. Net cash used in operating activities during the first half of 2005 was primarily attributable to the net loss of $3.9 million, a reduction in accounts payable of $3.0 million, an increase in inventories of $1.6 million, an increase in prepaid expenses and other current assets of $1.6 million and a decrease in deferred license revenue of $1.0 million, partially offset by non-cash charges to income for depreciation and amortization of $4.1 million, an increase in deferred product and services income of $2.2 million, an increase in other current liabilities of $1.2 million and a decrease in demonstration inventories of $0.9 million.  The increase in inventories during the first half of 2005 results primarily from laser processing systems shipped to customers pursuant to purchase orders containing product evaluation provisions.

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

During the first half of 2005, net cash used in investing activities was $10.6 million, attributable to net purchases of short-term marketable securities of $7.0 million and capital expenditures of $3.7 million.

Net cash provided by financing activities was $0.7 million during the first half of 2005, attributable to $2.0 million of proceeds received from the issuance of common stock under our employee stock option plans, partially offset by the net repayment of our note payable of $1.3 million.

At July 2, 2005, we had working capital of $169.3 million. Our principal source of liquidity at July 2, 2005 consisted of $139.7 million in cash, cash equivalents and short-term investments, net of outstanding borrowings under our line of credit.

In December 2004, we entered into a line of credit agreement with a brokerage firm replacing a similar arrangement that we had with a different firm. Under the terms of this agreement, we may borrow funds at a cost equal to the current Federal funds open rate plus 100 basis points (approximately 4.25% as of July 2, 2005). Certain of our cash, cash equivalents and short-term investments secure borrowings outstanding under this facility. Funds are advanced to us under this facility in accordance with pre-determined advance rates based on the cash and securities held by us in this brokerage account. This agreement has no set expiration date and there are no loan covenants. As of July 2, 2005, $6.6 million was outstanding under this facility, with a related collateral requirement of approximately $8.8 million of our cash, cash equivalents and short-term investments.

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

Foreign Currency

As part of our overall strategy to manage the level of exposure to the risk of foreign currency exchange rate fluctuations, we attempt to hedge most of our Japanese yen denominated foreign currency exposures. We use foreign currency forward contracts to hedge the risk that unremitted Japanese yen denominated receipts from customers, for actual or forecasted sales of equipment after receipt of customer orders, may be adversely affected by changes in foreign currency exchange rates. After recording revenue, we use various mechanisms, such as foreign currency forward exchange contracts and natural hedges, to offset substantial portions of the potential gains or losses associated with our Japanese yen denominated assets and liabilities due to exchange rate fluctuations. At July 2, 2005, we had taken action to hedge approximately 100% of these Japanese yen denominated exposures. In addition to natural hedges resulting from having both assets and liabilities denominated in Japanese yen, we enter into foreign currency forward contracts that generally have maturities of nine months or less. We often close foreign currency forward contracts by entering into an offsetting contract. At July 2, 2005, we had contracts for the sale of $12.3 million of foreign currencies at fixed rates of exchange.

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

Our ability to develop and commercialize our laser processing technologies is highly dependent on partnering with semiconductor companies to develop the anneal process. Our ability to deliver timely solutions is also limited by wafer turnaround at potential customers’ fabrication facilities.

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

Intellectual Property Rights   Although we attempt to protect our intellectual property rights through patents, copyrights, trade secrets and other measures, we believe that our success will depend more upon the innovation, technological expertise and marketing abilities of our employees. Nevertheless, we have a policy of seeking patents when appropriate on inventions resulting from our ongoing research and development and manufacturing activities. We own 103 United States and foreign patents, which expire on dates ranging from June 2006 to April 2023 and have 97 United States and foreign patent applications pending. In addition, we have various registered trademarks and copyright registrations covering mainly software programs used in the operation of our systems. We also rely upon trade secret protection for our confidential and proprietary information. We may not be able to protect our technology adequately and competitors may be able to develop similar technology independently. Our pending patent applications may not be issued or U.S. or foreign intellectual property laws may not protect our intellectual property rights. In addition, litigation may be necessary to enforce our patents, copyrights or other intellectual property rights, to protect our trade secrets, to determine the validity and scope of the proprietary rights of others or to defend against claims of infringement. Such litigation has resulted in, and in the future could result in, substantial costs and diversion of resources and could have a material adverse effect on our business, financial condition and results of operations, regardless of the outcome of the litigation. Patents issued to us may be challenged, invalidated or circumvented and the rights granted thereunder may not provide competitive advantages to us. Furthermore, others may independently develop similar technology or products, or, if patents are issued to us, design around the patents issued to us. Invalidation of our patents related to those technologies could allow our competitors to more effectively compete against us, which could result in less revenue for us.

On February 29, 2000, we filed lawsuits asserting patent infringement and related claims against Nikon, Canon, and ASML in the U.S. District Court for the Eastern District of Virginia. In April 2000, we reached a settlement with Nikon, and in September 2001, we reached a settlement with Canon. In the patent litigation against ASML, a jury trial was conducted during the three-month period ended July 2, 2005. The jury reached a verdict that the patent was infringed, but that the asserted claims of the patent were invalid. We have filed a post-trial motion for a new trial and for judgment as a matter of law in our favor. ASML has also filed a motion for judgment as a matter of law. In addition, ASML has requested that the Court award costs in the amount of $450,000 and has reserved the right to seek attorneys’ fees. The Company has recorded an amount for court costs in our financial statements, but we believe the possible claim for attorneys’ fees would be without merit and we plan to vigorously defend ourselves against such a claim.

On July 11, 2003, we filed a lawsuit asserting infringement of certain claims related to U.S. patent No. 5,621,813 in the U.S. District Court in and for the Northern District of California. The Company received a decision from the Court on May 17, 2005. The Court found the subject “patent-in-suit” to be invalid. We plan to appeal this decision. The defendant has brought a motion for reimbursement of its attorneys’ fees and costs in a total asserted amount of approximately $2 million. We have filed our opposition to this motion and plan to defend our position vigorously. We believe this claim for attorneys’ fees to be without merit and do not consider it probable that we will eventually pay such amounts. Accordingly, we have not recorded this potential cost in our results of operations.

We are involved in other lawsuits and legal actions regarding infringement claims, and we have from time to time been notified of claims that we may be infringing intellectual property rights possessed by third parties. We believe that the outcome of these matters will not be material to our business or financial condition, though currently we are spending significant resources on litigation matters, in particular in connection with the patent infringement lawsuits described above. Some of the Company’s customers have received notices of infringement from Technivision Corporation and the Lemelson Medical, Education and Research Foundation, Limited Partnership (“Lemelson”) alleging that the manufacture of certain semiconductor products and/or the equipment used to manufacture those semiconductor products infringes certain issued patents regarding machine vision technology. The Company has been notified by certain of these customers that the Company may be obligated to defend or settle claims if the Company’s products infringe any such patents and, in the event it is subsequently determined that the customer infringes any of such patents, they intend to seek reimbursement from the Company for damages and other expenses resulting from this matter. The Company believes that its machine vision technology does not infringe the patent rights of other parties.

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

We believe that being competitive will continue to require that significant financial resources be invested in new product development, new features and enhancements to existing products, and the introduction of new generation stepper systems in our served markets on a timely basis, and maintaining customer service and support centers worldwide. In marketing our products, we may also face competition from vendors employing other technologies. In addition, increased competitive pressure has led to intensified price-based competition in certain of our markets, resulting in lower prices and margins. Should these competitive trends continue, our business, financial condition and operating results may be materially adversely affected.

Customer and Market Concentrations   Historically, we have sold a substantial portion of our systems to a limited number of customers. In the second quarter and first half of 2005, our top five customers accounted for 56% and 55% of our total systems sales, respectively. In 2004, Intel Corporation accounted for 10% of our net sales. We expect that sales to a relatively few customers will continue to account for a high percentage of our net sales in the foreseeable future and believe that our financial results depend in significant part upon the success of these major customers and our ability to meet their future capital equipment needs. Although the composition of the group comprising our largest customers may vary from period to period, the loss of a significant customer or any reduction in orders by a significant customer, including reductions due to market, economic or competitive conditions in the semiconductor, semiconductor packaging or nanotechnology industries or in the industries that manufacture products utilizing integrated circuits, thin film heads or other nanotechnology components, would likely have a material adverse effect on our business, financial condition and results of operations. Our ability to maintain or increase our sales in the future depends, in part, on our ability to obtain orders from new customers as well as the financial condition and success of our existing customers, the semiconductor and nanotechnology industries and the economy in general.

In addition to the business risks associated with dependence on a few major customers, these significant customer concentrations have in the past resulted in significant concentrations of accounts receivable. These significant and concentrated receivables expose us to additional risks, including the risk of default by one or more customers representing a significant portion of our total receivables. If we were required to take additional accounts receivable reserves, our business, financial condition and results of operations would be materially adversely affected.

On a market application basis, sales to the semiconductor industry, primarily for advanced packaging applications, accounted for approximately 68% and 63% of system revenue for the first half of 2005 and 2004, respectively. During the first half of 2005 and 2004, approximately 32% and 37%, respectively, of our systems revenue was derived from sales to nanotechnology manufacturers, including micro systems, thin film head and optical device manufacturers. Our future operating results and financial condition would be materially adversely impacted by a downturn in any of these market segments, or by loss of market share in any of these segments.

A growing portion of our backlog of system orders is comprised of laser spike annealing tools. To date, we have limited experience with this technology and we are presently in the installation and customer acceptance cycles for several beta systems. Should significant demand not materialize, due to technical, production, market, or other factors, the Company’s business, financial position and results of operations would be materially adversely impacted.

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

Because of the large number of components in our systems, significant delays can occur between a system’s introduction and the commencement by Ultratech of volume production of such systems. We have experienced delays from time to time in the introduction of and technical and manufacturing difficulties with, certain of our systems and enhancements and related software features and options, and may experience delays and technical and manufacturing difficulties in future introductions or volume production of new systems or enhancements and related software features and options.

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

International Sales   International net sales accounted for approximately 75% and 69% of total net sales for the first half of 2005 and 2004, respectively.  International net sales accounted for approximately 65% and 61% of total net sales for the years 2004 and 2003, respectively. We anticipate that international sales, which typically have lower gross margins than domestic sales, principally due to increased competition and higher field service and support costs, will continue to account for a significant portion of total net sales. As a result, a significant portion of our net sales will continue to be subject to certain risks, including unexpected changes in regulatory requirements; difficulty in satisfying existing regulatory requirements; exchange rate fluctuations; tariffs and other barriers; political and economic instability; difficulties in accounts receivable collections; natural disasters; difficulties in staffing and managing foreign subsidiary and branch operations; and potentially adverse tax consequences.

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

Sole or Limited Sources of Supply   Our manufacturing activities consist of assembling and testing components and subassemblies, which are then integrated into finished systems. We rely on a limited number of outside suppliers and subcontractors to manufacture certain components and subassemblies. We order one of the most critical components of our technology, the glass for our 1X lenses, from external suppliers. We design the 1X lenses and provide the lens specifications and the glass to other suppliers, who then grind and polish the lens elements. We then assemble and test the optical 1X lenses.

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

Dependence on Key Personnel   Our future operating results depend, in significant part, upon the continued contributions of key personnel, many of whom would be difficult to replace. We have entered into employment agreements with only a limited number of our employees, including our Chief Executive Officer, Chief Operating Officer and Chief Financial Officer. All of our employees are employed “at will.” Some of these agreements contain vesting acceleration and severance payment provisions that could result in significant costs or charges to us should the employee be terminated without cause, die or have a disability. We do not maintain any life insurance on any of our key people. The loss of key personnel could have a material adverse effect on the business, financial condition and results of operations of Ultratech. In addition, our future operating results depend in significant part upon our ability to attract and retain other qualified management, manufacturing, technical, sales and support personnel for our operations. There are only a limited number of persons with the requisite skills to serve in these positions and it may become increasingly difficult for us to hire such personnel over time. At times, competition for such personnel has been intense, particularly in the San Francisco Bay Area where we maintain our headquarters and principal operations, and there can be no assurance that we will be successful in attracting or retaining such personnel. The failure to attract or retain such persons would materially adversely affect our business, financial condition and results of operations.

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

As of July 2, 2005, we had options to purchase approximately 6.3 million shares of our Common Stock outstanding. Among other determinants, the market price of our stock has a major bearing on the number of shares subject to outstanding stock options that are included in the weighted-average shares used in determining our net income (loss) per share. During periods of extreme volatility, the impact of higher stock prices can have a materially dilutive effect on our net income (loss) per share. Additionally, options are excluded from the calculation of net income (loss) per share when we have a net loss or when the exercise price of the stock option is greater than the average market price of our Common Stock, as the impact of the stock options would be anti-dilutive.

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

Changes in Securities Laws and Regulations Have Increased Our Costs   The Sarbanes-Oxley Act of 2002 required changes in our corporate governance, public disclosure and compliance practices. The number of rules and regulations applicable to us has increased, and will continue to increase, our legal and financial compliance costs, and has made some activities more difficult, such as by requiring stockholder approval of new option plans. In addition, we have incurred and expect to continue to incur significant costs in connection with compliance with Section 404 of the Sarbanes-Oxley Act regarding internal control over financial reporting. We expect ongoing costs to maintain compliance to be between one and two million dollars annually. We also expect these developments to make it more difficult and more expensive to obtain director and officer liability insurance, and we may be required to accept reduced coverage or incur substantially higher costs to obtain coverage. These developments could make it more difficult for us to attract and retain qualified members of our board of directors, particularly to serve on our audit committee, and qualified executive officers. In addition, in connection with our Section 404 certification process, we may identify from time to time deficiencies in our internal control. Any material weakness or deficiency in our internal control over financial reporting could materially and negatively impact our reported financial results and the market price of our stock could significantly decline. Additionally, adverse publicity related to the disclosure of a material weakness or deficiency in internal control over financial reporting could have a negative impact on our reputation, business and stock price.

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

Interest rate risk

Our exposure to market risk due to potential changes in interest rates, relates primarily to our investment portfolio, which consisted primarily of fixed interest rate instruments as of July 2, 2005. We maintain an investment policy designed to ensure the safety and preservation of our invested funds by limiting market risk and the risk of default.

Certain of our cash, cash equivalents and short-term investments serve as collateral for a line of credit we maintain with a brokerage firm. The line of credit is used for liquidity purposes, mitigating the need to liquidate investments in order to meet our current operating cash requirements.

Foreign Currency Risk Management

The majority of our revenue, expense and capital purchasing activities are transacted in U.S. dollars. However, we do enter into these transactions in other currencies, primarily Japanese Yen. To protect against reductions in value and the volatility of future cash flows caused by changes in currency exchange rates we have established transaction and balance sheet hedging programs. We use foreign currency forward contracts to hedge the risk that unremitted Japanese yen denominated receipts from customers for actual or forecasted sales of equipment after receipt of customer orders may be adversely affected by changes in foreign currency exchange rates. After recording revenue, we use various mechanisms, such as foreign currency forward exchange contracts and natural hedges, to offset substantial portions of the potential gains or losses associated with our Japanese yen denominated assets and liabilities due to exchange rate fluctuations. At July 2, 2005, we had taken action to hedge approximately 100% of these Japanese yen denominated exposures. In addition to natural hedges resulting from having both assets and liabilities denominated in Japanese yen, we enter into foreign currency forward contracts that generally have maturities of nine months or less. We often close foreign currency forward contracts by entering into an offsetting contract. At July 2, 2005, we had contracts for the sale of $12.3 million of Japanese yen at fixed rates of exchange. Our hedging programs reduce, but do not always entirely eliminate, the impact of currency movements.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended July 2, 2005 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

PART II:	OTHER INFORMATION

Item 1.	Legal Proceedings.

On February 29, 2000, we filed lawsuits asserting patent infringement and related claims against Nikon, Canon, and ASML in the U.S. District Court for the Eastern District of Virginia. In April 2000, we reached a settlement with Nikon, and in September 2001, we reached a settlement with Canon. In the patent litigation against ASML, a jury trial was conducted during the three-month period ended July 2, 2005. The jury reached a verdict that the patent was infringed, but that the asserted claims of the patent were invalid. We have filed a post-trial motion for a new trial and for judgment as a matter of law in our favor. ASML has also filed a motion for judgment as a matter of law. In addition, ASML has requested that the Court award costs in the amount of $450,000 and has reserved the right to seek attorneys’ fees. The Company has recorded an amount for court costs in our financial statements, but we believe the possible claim for attorneys’ fees would be without merit and we plan to vigorously defend ourselves against such a claim.

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

ULTRATECH, INC.

(Registrant)

Date:	August 5, 2005	By:	/s/Bruce R. Wright
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