Form 10-Q
period 2005-10-01
ULTRATECH INC
filed 2005-11-07
CIK 909791

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 1, 2005

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

Yes ☒	No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes ☒	No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐	No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of Common Stock, as of the latest practical date:

Class	Outstanding as of October 28, 2005
common stock, $.001 par value	24,147,107

ULTRATECH, INC.

PART I.                                                    FINANCIAL INFORMATION

Item 1.    Financial Statements

ULTRATECH, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	Oct. 1,	Dec. 31,
(In thousands)	2005	2004*
	(Unaudited)
ASSETS
Current assets:
Cash, cash equivalents, and short-term investments	$152,303	$151,627
Accounts receivable, net	12,263	19,907
Inventories	33,344	27,842
Taxes receivable	33	509
Prepaid expenses and other current assets	2,016	1,654
Total current assets	199,959	201,539

Equipment and leasehold improvements, net	22,074	21,992

Intangible assets, net	—	95

Demonstration inventories, net	3,463	4,223

Other assets	3,046	2,697

Total assets	$228,542	$230,546

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Notes payable	$3,861	$7,900
Accounts payable	13,231	13,587
Deferred product and services income	1,429	1,244
Deferred license income	—	1,041
Other current liabilities	10,190	8,146
Total current liabilities	28,711	31,918

Other liabilities	5,641	5,338

Stockholders’ equity	194,190	193,290

Total liabilities and stockholders’ equity	$228,542	$230,546

* The Balance Sheet as of December 31, 2004 has been derived from the audited financial statements at that date.

See accompanying notes to unaudited condensed consolidated financial statements

ULTRATECH, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended		Nine Months Ended
	Oct. 1	Oct. 2	Oct. 1	Oct. 2
(In thousands, except per share amounts)	2005	2004	2005	2004
Net sales:
Products	$26,782	$28,295	$76,216	$69,775
Services	3,567	3,171	9,504	8,943
Licenses	—	927	1,417	2,783
Total net sales	30,349	32,393	87,137	81,501

Cost of sales:
Cost of products sold	15,083	13,889	43,227	35,733
Cost of services	2,252	2,294	6,929	6,325
Total cost of sales	17,335	16,183	50,156	42,058
Gross profit	13,014	16,210	36,981	39,443

Operating expenses:
Research, development, and engineering	5,956	6,478	20,292	18,936
Selling, general, and administrative	7,272	7,433	23,003	21,680
Amortization of intangible assets	—	96	95	286

Operating income (loss)	(214)	2,203	(6,409)	(1,459)
Interest expense	(117)	(36)	(307)	(91)
Interest and other income, net	1,364	864	3,427	2,680

Income (loss) before income tax	1,033	3,031	(3,289)	1,130
Income tax provision	838	186	406	24
Net income (loss)	$195	$2,845	$(3,695)	$1,106

Net income (loss) per share - basic:	$0.01	$0.12	$(0.15)	$0.05
Number of shares used in per share computations - basic	24,129	23,764	23,985	23,704

Net income (loss) per share - diluted:	$0.01	$0.12	$(0.15)	$0.04
Number of shares used in per share computations - diluted	25,067	24,044	23,985	24,769

See accompanying notes to unaudited condensed consolidated financial statements

ULTRATECH, INC
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended
	Oct. 1,	Oct. 2,
(In thousands)	2005	2004
Cash flows from operating activities:
Net income (loss)	$(3,695)	$1,106
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	4,949	4,756
Amortization	916	1,802
(Gain) loss on disposal of equipment	(7)	9
Loss on sale of short-term investments	8	—
Deferred compensation	68	162
Deferred income taxes	52	177
Changes in operating assets and liabilities:
Accounts receivable	7,644	(10,886)
Inventories	(5,502)	(3,745)
Taxes receivable	476	349
Prepaid expenses and other current assets	(362)	(66)
Demonstration inventory	221	(2,810)
Other assets	(389)	(564)
Accounts payable	(356)	5,100
Deferred product and services income	185	3,229
Deferred license income	(1,041)	(2,783)
Other current liabilities	2,032	(2,329)
Other liabilities	303	1,116
Net cash provided by (used in) operating activities	5,502	(5,377)

Cash flows from investing activities:
Capital expenditures	(5,024)	(5,197)
Purchase of short-term investments	(89,338)	(89,472)
Proceeds from sales and maturities of short-term investments	78,990	108,782
Net cash provided by (used in) investing activities	(15,372)	14,113

Cash flows from financing activities:
Proceeds from notes payable	79,119	25,987
Repayment of notes payable	(83,158)	(20,651)
Proceeds from issuance of common stock	4,848	2,415
Net cash provided by financing activities	809	7,751

Net effect of exchange rate changes on cash	448	321

Net increase (decrease) in cash and cash equivalents	(8,613)	16,808

Cash and cash equivalents at beginning of period	47,985	25,149

Cash and cash equivalents at end of period	$39,372	$41,957

Supplemental disclosures of cash flow information:
Other non-cash change:
Systems transferred from (to) inventory to (from) equipment and other assets	$1,777	$4,226

See accompanying notes to unaudited condensed consolidated financial statements.

Ultratech, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

October 1, 2005

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

Operating results for the three and nine month periods ended October 1, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005, or any future period.

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

IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS — In June 2005, the FASB issued Statement No. 154, “Accounting Changes and Error Corrections” (SFAS 154), a replacement of APB Opinion No. 20, “Accounting Changes”, and Statement No. 3, “Reporting Accounting Changes in Interim Financial Statements.” SFAS 154 changes the requirements for the accounting for and the reporting of a change in accounting principle. Previously, most voluntary changes in accounting principles required recognition by recording a cumulative effect adjustment within net income in the period of change. SFAS 154 requires retrospective application to prior periods’ financial statements, unless it is impracticable to determine either the specific period effects or the cumulative effect of the change. SFAS 154 is effective for accounting changes made in fiscal years beginning after December 15, 2005. The Company does not believe SFAS 154 will have a material effect on its consolidated financial position, results of operations and cash flows.

In March 2005, the FASB issued Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations.” Interpretation No. 47 clarifies that an entity must record a liability for a “conditional” asset retirement obligation if the fair value of the obligation can be reasonably estimated. Interpretation No. 47 also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. Interpretation No. 47 is effective no later than the end of the fiscal year ending after December 15, 2005. The Company does not expect the adoption of Interpretation No. 47 to have a material impact on its consolidated financial position, results of operations and cash flows.

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

As permitted by Statement 123, we currently account for share-based payments to employees using the intrinsic value method and, as such, generally recognize no compensation cost for employee stock options. Accordingly, the adoption of Statement 123(R)’s fair value method will have a material impact on our results of operations. The actual impact will depend on levels and terms of future share-based payments granted, as well as other variables. The adoption of Statement 123(R)’s fair value method will have no impact on our overall financial position. However, had we adopted Statement 123(R) in prior periods, the impact of that standard would have approximated the impact of Statement 123 as described in the disclosure of pro forma net income (loss) and net income (loss) per share in Note 3 to our condensed consolidated financial statements.

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

	Three Months Ended		Nine Months Ended
	Oct. 1,	Oct. 2,	Oct. 1,	Oct. 2,
(In thousands, except per share amounts)	2005	2004	2005	2004
Net income (loss) as reported	$195	$2,845	$(3,695)	$1,106
Total stock-based employee compensation expense, determined under fair value based method for all awards, net of related tax effects	(2,941)	(3,407)	(6,060)	(23,320)
Pro forma net loss	$(2,746)	$(562)	$(9,755)	$(22,214)

Net income (loss) per share - basic, as reported	$0.01	$0.12	$(0.15)	$0.05
Pro forma net loss per share - basic	$(0.11)	$(0.02)	$(0.41)	$(0.96)

Net income (loss) per share - diluted, as reported	$0.01	$0.12	$(0.15)	$0.04
Pro forma net loss per share - diluted	$(0.11)	$(0.02)	$(0.41)	$(0.96)

The table above used the following weighted-average assumptions to estimate the fair value of stock options at the date of grant using the Black-Scholes option-pricing model.

	Three Months Ended		Nine Months Ended
	Oct. 1,	Oct. 2,	Oct. 1,	Oct. 2,
	2005	2004	2005	2004

Expected life (in years): stock options	3.9	1.1	3.7	2.1

Expected life (in years): Employee Stock Purchase Plan	NA	NA	NA	0.5

Risk-free interest rate	3.92%	2.05%	3.67%	2.52%

Volatility factor	0.45	0.48	0.48	0.60

Dividend yield	0.00%	0.00%	0.00%	0.00%

Reflected in the table above is the termination of our Employee Stock Purchase Plan in July 2004.

(4) Net Income (Loss) Per Share

The following sets forth the computation of basic and diluted net income (loss) per share:

	Three Months Ended		Nine Months Ended
	Oct. 1,	Oct. 2,	Oct. 1,	Oct. 2,
(In thousands, except per share amounts)	2005	2004	2005	2004

Numerator:
Net income (loss)	$195	$2,845	$(3,695)	$1,106

Denominator:
Denominator for basic net income (loss) per share	24,129	23,764	23,985	23,704
Effect of dilutive employee stock options	938	280	—	1,065
Denominator for diluted net income (loss) per share	25,067	24,044	23,985	24,769

Loss per share - basic:
Net income (loss)	$0.01	$0.12	$(0.15)	$0.05

Loss per share - diluted:
Net income (loss)	$0.01	$0.12	$(0.15)	$0.04

For the three and nine-month periods ended October 1, 2005, options to purchase 2,494,092 shares and 6,390,646 shares of common stock at an average exercise price of $24.22 and $17.96 were excluded from the computation of diluted net loss per share, as the effect would have been anti-dilutive. For the three and nine-month periods ended October 2, 2004, options to purchase 3,418,000 and 2,158,000 shares of common stock at an average exercise price of $22.35 and $25.43 were excluded from the computation of diluted net loss per share, as the effect would have been anti-dilutive. Options are anti-dilutive when we have a net loss or when the exercise price of the stock option is greater than the average market price of our common stock during the period.

(5) Inventories

Inventories consist of the following:

(In thousands)	Oct. 1, 2005	Dec. 31, 2004
Raw materials	$11,330	$11,362
Work-in-process	13,803	13,347
Finished products	8,211	3,133
	$33,344	$27,842

(6) Other Assets

Other assets consist of the following:

(In thousands)	Oct. 1, 2005	Dec. 31, 2004
Deferred compensation plan assets	$1,877	$1,401
Deferred income taxes	280	320
Other	889	976
	$3,046	$2,697

(7) Line of Credit

In December 2004, we entered into a line of credit agreement with a brokerage firm. Under the terms of this agreement, we may borrow funds at a cost equal to the current Federal funds open rate plus 100 basis points (approximately 4.75% as of October 1, 2005). Certain of our cash, cash equivalents and short-term investments secure borrowings outstanding under this facility. Funds are advanced to us under this facility based on pre-determined advance rates on the cash and securities held by us in this brokerage account. This agreement has no set expiration date and there are no loan covenants, other than the aforementioned collateral requirement. As of October 1, 2005, $3.9 million was outstanding under this facility, with a related collateral requirement of approximately $5.1 million of our cash, cash equivalents and short-term investments.

(8) Other Current Liabilities

Other current liabilities consist of the following:

(In thousands)	Oct. 1, 2005	Dec. 31, 2004
Salaries and benefits	$3,637	$2,360
Warranty accrual	1,636	2,013
Advance billings	997	415
Income taxes payable	584	31
Reserve for losses on purchase order commitments	769	1,090
Other	2,567	2,237
	$10,190	$8,146

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

Changes in our warranty accrual are as follows:

	Three Months Ended		Nine Months Ended
	Oct. 1,	Oct. 2,	Oct. 1,	Oct. 2,
(In thousands)	2005	2004	2005	2004
Balance, beginning of the period	$1,911	$1,498	$2,013	$1,257
Warranties issued during the period	473	1,088	2,168	3,059
Settlements made during the period	(827)	(892)	(2,905)	(2,233)
Changes in liability for pre-existing warranties	79	96	360	(293)
Balance, end of the period	$1,636	$1,790	$1,636	$1,790

Deferred Services Revenue

Deferred services revenue is included in the deferred product and services income line on the condensed consolidated balance sheets. We sell service contracts for which revenue is deferred and recognized ratably over the contract period, for time based service contracts, or as service hours are delivered, for contracts based on a purchased quantity of hours.

Changes in our deferred services revenue are as follows:

	Three Months Ended		Nine Months Ended
	Oct. 1,	Oct. 2,	Oct. 1,	Oct. 2,
(In thousands)	2005	2004	2005	2004
Balance, beginning of the period	$1,560	$977	$1,332	$821
Service contracts sold during the period	2,162	2,483	6,278	6,427
Service contract revenue recognized during the period	(2,293)	(2,106)	(6,181)	(5,894)
Balance, end of the period	$1,429	$1,354	$1,429	$1,354

(9) Other Liabilities

Other liabilities consist of the following:

(In thousands)	Oct. 1, 2005	Dec. 31, 2004
Deferred rent	$3,242	$3,294
Deferred compensation plan liability	1,750	1,572
Other	649	472
	$5,641	$5,338

(10) Comprehensive Income (Loss)

The components of comprehensive income (loss) are as follows:

	Three Months Ended		Nine Months Ended
	Oct. 1,	Oct. 2,	Oct. 1,	Oct. 2,
(In thousands)	2005	2004	2005	2004
Net income (loss)	$195	$2,845	$(3,695)	$1,106
Accumulated other comprehensive income (loss):
Unrealized loss on available-for-sale investments	(609)	(117)	(769)	(1,088)
Unrealized gain on foreign exchange forward contracts	81	9	448	321
Comprehensive income (loss)	$(333)	$2,737	$(4,016)	$339

Accumulated other comprehensive loss presented in the condensed consolidated balance sheets is comprised of changes in unrealized gains or losses on available-for-sale securities and the effect of exchange rate changes on foreign exchange forward contracts, net of tax.

	Oct. 1,	Dec. 31,
(In thousands)	2005	2004

Unrealized gains (losses) on:
Available-for-sale investments	$(963)	$(194)
Foreign exchange forward contracts	153	(295)
Accumulated other comprehensive loss at end of period	$(810)	$(489)

(11) Stock Repurchase Program

On September 19, 2005, the Company’s Board of Directors authorized the repurchase of up to $30 million of its Common Stock in the open market at the then prevailing market prices during the period commencing September 19, 2005 through September 30, 2007.

(12) Contingencies

Legal Proceedings

On February 29, 2000, we filed lawsuits asserting patent infringement and related claims against Nikon, Canon, and ASML in the U.S. District Court for the Eastern District of Virginia. In April 2000, we reached a settlement with Nikon, and in September 2001, we reached a settlement with Canon. In the patent litigation against ASML, a jury trial was conducted during the three-month period ended July 2, 2005. The jury reached a verdict that the patent was infringed, but that the asserted claims of the patent were invalid. We have filed a post-trial motion for a new trial and for judgment as a matter of law in our favor. ASML has also filed a motion for judgment as a matter of law. In addition, ASML has requested that the court award costs in the amount of $450,000 and has reserved the right to seek attorneys’ fees. We have recorded an amount for court costs in our financial statements, but we believe the possible claim for attorneys’ fees would be without merit and we plan to vigorously defend ourselves against such a claim.

On July 11, 2003, we filed a lawsuit asserting infringement of certain claims related to U.S. patent No. 5,621,813 in the U.S. District Court in and for the Northern District of California. On May 17, 2005, the court found the subject “patent-in-suit” to be invalid. We have appealed this decision and that appeal is pending. The defendant subsequently brought a motion for reimbursement of its attorneys’ fees and costs in a total asserted amount of approximately $2 million. We opposed this motion, and on October 12, 2005, the District Court denied the defendant’s request for attorneys’ fees in its entirety. On November 3, 2005, the defendant filed a notice of appeal with respect to the court’s ruling on its motion for attorneys’ fees.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Certain of the statements contained herein, which are not historical facts and which can generally be identified by words such as “anticipates”, “expects”, “intends”, “will”, “could”, “believes”, “estimates”, “continue”, and similar expressions, are forward-looking statements under Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that involve risks and uncertainties, such as risks related to our dependence on new product introductions and market acceptance of new products and enhanced versions of our existing products; lengthy sales cycles, including the timing of system installations and acceptances; lengthy and costly development cycles for laser-processing and lithography technologies and applications; integration, development and associated expenses of the laser processing operation; delays, deferrals and cancellations of orders by customers; cyclicality in the semiconductor and nanotechnology industries; pricing pressures and product discounts; high degree of industry competition; intellectual property matters; expiration of licensing arrangements, and the resulting adverse impact on our licensing revenues; changes to financial accounting standards; changes in pricing by us, our competitors or suppliers; customer concentration; international sales; timing of new product announcements and releases by us or our competitors; ability to volume produce systems and meet customer requirements; sole or limited sources of supply; ability and resulting costs to attract or retain sufficient personnel to achieve our targets for a particular period; dilutive effect of employee stock option grants on net income per share, which is largely dependent upon us achieving and maintaining profitability and the market price of our stock; mix of products sold; rapid technological change and the importance of timely product introductions; outcome of litigation; manufacturing variances and production levels; timing and degree of success of technologies licensed to outside parties; product concentration and lack of product revenue diversification; inventory obsolescence; asset impairment; effects of certain anti-takeover provisions; future acquisitions; volatility of stock price; foreign government regulations and restrictions, the political restrictions in Taiwan regarding offshore investments and the exporting of sensitive technologies and jobs to certain countries;  business interruptions due to natural disasters or utility failures; environmental regulations; and any adverse effects of terrorist attacks in the United States or elsewhere, or government responses thereto, or military actions in Iraq, Afghanistan and elsewhere, on the economy in general, or on our business in particular. Due to these and additional factors, the statements, historical results and percentage relationships set forth below are not necessarily indicative of the results of operations for any future period. These forward-looking statements are based on management’s current beliefs and expectations, some or all of which may prove to be inaccurate, and which may change. We undertake no obligation to revise or update any forward-looking statements to reflect any event or circumstance that may arise after the date of this report.

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

RESULTS OF OPERATIONS

We derive a substantial portion of our total net sales from sales of a relatively small number of newly manufactured systems, which typically range in price from $1.2 million to $4.0 million. As a result of a shift in product mix toward our advanced packaging systems, and 300mm systems in particular, the weighted-average selling price of our systems has increased approximately 20% in 2005, and this trend of higher weighted-average selling prices is expected to continue into 2006.  As a result of these high sale prices, the timing and recognition of revenue from a single transaction has had and most likely will continue to have a significant impact on our net sales and operating results for any particular period.

Our backlog at the beginning of a period typically does not include all of the sales needed to achieve our sales objectives for that period. In addition, orders in backlog are subject to a high risk of cancellation, shipment or customer acceptance delays, and deferral or rescheduling by a customer with limited or no penalties. Consequently, our net sales and operating results for a period have been and will continue to be dependent upon our obtaining orders for systems to be shipped and accepted in the same period in which the order is received. Our business and financial results for a particular period could be materially adversely affected if an anticipated order for even one system is not received in time to permit shipment and customer acceptance during that period. Furthermore, a substantial number of our shipments have historically occurred near the end of each quarter. Delays in installation and customer acceptance due, for example, to our inability to successfully demonstrate the agreed-upon specifications or criteria at the customer’s facility, or to the failure of the customer to permit installation of the system in the agreed upon time, may cause net sales in a particular period to fall significantly below our expectations, which may materially adversely affect our operating results for that period. This risk is especially applicable in connection with the introduction and initial sales of a new product line. Additionally, certain orders in backlog contain product evaluation terms, which could result in extended product acceptance cycles and delay recognition of revenue, or result in the return of product.

The failure to receive anticipated orders or delays in shipments and customer acceptances due, for example, to customer evaluation or demonstration criteria, rescheduling, delays, deferrals or cancellations by customers, additional customer configuration requirements, or to unexpected manufacturing difficulties or delays in deliveries by suppliers due to their long production lead times or otherwise, have caused and may continue to cause net sales in a particular period to fall significantly below our expectations, materially adversely affecting our operating results for that period. In particular, the long manufacturing and acceptance cycles of our laser thermal processing systems and advanced packaging wafer steppers and the long lead time for lenses and other materials, could cause shipments and acceptances of such products to be delayed from one quarter to the next, which could materially adversely affect our financial condition and results of operations for a particular quarter.

Net sales

Third Quarter

	Three Months Ended
	Oct. 1,	Oct. 2,	Percentage
(In millions)	2005	2004	Change
Sales of:
Products: Systems	$23.5	$24.9	-6%
Products: Spare parts and upgrades	3.3	3.4	-2%
Services	3.5	3.2	12%
Licenses	—	0.9	-100%
Total net sales	$30.3	$32.4	-6%

Net sales consist of revenues from system sales, spare parts sales, services and licensing of technologies. System sales in the current quarter decreased 6%, to $23.5 million, on a unit volume decrease of 29%, as compared to the third quarter of 2004. Weighted-average selling prices increased 32%, as compared to the comparable year-ago period, primarily due to a product mix shift toward the Company’s advanced packaging platforms, which typically have higher average selling prices than our nanotechnology platforms, and a higher proportion of new system sales to total sales, which includes lower priced refurbished system sales as well as new system sales. Average selling prices for newly manufactured systems are typically substantially higher than those for refurbished systems.

On a product market application basis, system sales to the semiconductor industry, primarily for advanced packaging applications, were $21.5 million for the quarter ended October 1, 2005, an increase of 15% when compared with system sales to this market in the third quarter of 2004. This increase was primarily due to a 13% increase in the number of units sold. System sales to the nanotechnology market were $1.9 million for the quarter ended October 1, 2005, a decrease of 69% as compared with system sales to this market in the third quarter of 2004. System sales to the nanotechnology market are highly dependent on customer capacity demand in the thin film head industry. A relative decline in such capacity demand compared to the third quarter of 2004 was the primary reason for an 83% decrease in the number of units sold for the quarter ended October 1, 2005.

Spare parts and upgrades sales for the third quarter of 2005 were essentially unchanged, as compared to the same period a year ago. Revenues from services for the third quarter of 2005 were $3.5 million, an increase of 12% over last year’s third quarter, primarily as a result of increases in time and material service jobs and application support services in North America and Europe.

There was no revenue from licenses in the quarter ended October 1, 2005, as compared with $0.9 million in the comparable period a year ago. This decrease was a result of the completion of the amortization period of prior-period proceeds from licensing agreements. Future revenues from licensing activities, if any, will be contingent upon the outcome of current litigation (see “Legal Proceedings”), and upon existing and future licensing and royalty arrangements. The Company may not be successful in generating licensing revenues in the future and does not anticipate the recognition of additional licensing income during the remainder of 2005.

At October 1, 2005, we had approximately $1.4 million of deferred product and services income resulting from deferred service revenue, as compared to $1.2 million at December 31, 2004. Deferred income related to our products is recognized upon satisfying the contractual obligations for installation and/or customer acceptance. Deferred service revenue is recognized ratably over the contract period, or as purchased services are rendered.

For the quarter ended October 1, 2005, international net sales were $20.4 million, or 67% of total net sales, as compared with $18.6 million, or 57% of total net sales for the third quarter of 2004. We expect sales to international customers to represent a significant majority of our revenues during the remainder of 2005. Our revenue derived from sales in foreign countries is not generally subject to significant exchange rate fluctuations, principally because sales contracts for our systems are generally denominated in U.S. dollars. In Japan, however, orders are often denominated in Japanese yen. This subjects us to the risk of currency fluctuations. We attempt to mitigate this risk by entering into foreign currency forward exchange contracts for the period between when an order is received and when it is recorded as revenue. After recording revenue, we use various mechanisms, such as foreign currency forward exchange contracts and natural hedges, to offset substantial portions of the gains or losses associated with our Japanese yen denominated receivables due to exchange rate fluctuations. We had approximately $0.5 million of Japanese yen denominated receivables at October 1, 2005. International sales expose us to a number of additional risks, including fluctuations in the value of local currencies relative to the U.S. dollar, which impact the relative cost of ownership of our products and, thus, the customer’s willingness to purchase our product. (See “Additional Risk Factors: International Sales”).

Year-To-Date:

	Nine Months Ended
	Oct. 1,	Oct. 2,	Percentage
(In millions)	2005	2004	Change
Sales of:
Products: Systems	$65.0	$61.4	6%
Products: Spare parts and upgrades	11.2	8.4	33%
Services	9.5	8.9	6%
Licenses	1.4	2.8	-49%
Total net sales	$87.1	$81.5	7%

System sales in the current year increased 6% to $65.0 million, as compared to the first nine months of last year. The increase was primarily a result of a 22% increase in weighted-average selling prices of systems sold, partially offset by a unit volume decrease of 13%. The increase in average selling prices was primarily the result of a higher proportion of 300mm system sales to 200mm system sales, a higher proportion of newly manufactured systems to refurbished systems, and higher average selling prices for our new “Unity” lithography platform for advanced packaging as compared with our legacy advanced packaging platform. On a market segment basis, the year-over-year increase in systems sales was primarily a result of 33% higher sales to the advanced packaging market, partially offset by 22% lower sales to the nanotechnology market. Geographically, the year-over-year increase in systems sales was primarily a result of a 421% sales increase in Europe and a 46% sales increase in Asia, excluding Japan and Taiwan, as compared to the nine months ended October 1, 2004, partially offset by a 48% sales decrease in Japan and an 18% sales decline in North America.

Spare parts and upgrades sales for the first three quarters of 2005 were $11.2 million, an increase of 33% when compared to the same period in 2004, primarily as a result of higher levels of system upgrades. Revenues from services increased 6% from 2004 levels, primarily as a result of increases in time and material service jobs and application support services in North America and Europe in current year.

Revenues from licenses decreased 49% in the first three quarters of 2005, as compared to the same period of 2004. This decrease was a result of the completion of the amortization period of prior-period proceeds from licensing agreements. Future revenues from licensing activities, if any, will be contingent upon the outcome of current litigation (see “Legal Proceedings”), and upon existing and future licensing and royalty arrangements. The Company may not be successful in generating licensing revenues in the future and does not anticipate the recognition of additional licensing income during the remainder of 2005.

For the first three quarters of 2005, international net sales were $63.3 million, or 73% of total net sales, as compared with $52.5 million, or 64% of total net sales for the comparable period in 2004.

Gross profit

	Three Months Ended		Nine Months Ended
	Oct. 1,	Oct. 2,	Oct. 1,	Oct. 2,
Expressed as a % of total net sales	2005	2004	2005	2004

Total net sales	100.0%	100.0%	100.0%	100.0%

Cost of products and services sold	57.1%	50.0%	57.6%	51.6%
Gross margin	42.9%	50.0%	42.4%	48.4%

On a comparative basis, the decline in gross margin in the three months ended October 1, 2005, as compared with the comparable period a year ago, was primarily due to a less favorable mix of products sold (3.1 percentage points), higher service costs resulting primarily from initial installations of our new laser spike annealing systems (2.0 percentage points), the absence of licensing revenues resulting from the completion of the amortization period of licensing payments received in prior periods (1.4 percentage points), recent facility enhancements amortization expense (1.0 percentage point), higher rework (0.5 percentage points), and employee related costs (0.5 percentage points), offset partially by improved service margins (1.0 percentage point) and higher absorption of manufacturing overhead (0.5 percentage points).

The decline in gross margin in the nine-month period ended October 1, 2005, as compared with the comparable period in 2004, was primarily a result of higher service costs resulting primarily from initial installations of our new laser spike annealing systems (2.2 percentage points), the absence of licensing revenues resulting from the completion of the amortization period of licensing payments received in prior periods (1.5 percentage points), higher rework expenses associated with the ramp-up of our new laser spike annealing systems (1.6 percentage points), and unfavorable manufacturing variances (0.7 percentage points).

Exclusive of licensing revenues, gross margin was 42.9% for the quarter ended October 1, 2005 as compared with 48.6% for the same period in 2004. For the first three quarters of 2005, gross margin, exclusive of licensing revenue, was 41.5% as compared with 46.6% for the same period in 2004. We believe disclosure of gross margins without reference to licensing revenues provides additional appropriate disclosure to allow comparison of our product and service gross margins over time because there is little, if any, cost of sales associated with our licensing revenues. Future revenues from licensing activities, if any, will be contingent upon the outcome of current litigation (see “Legal Proceedings”), and upon existing and future licensing and royalty arrangements. The Company may not be successful in generating licensing revenues in the future and does not anticipate the recognition of additional licensing income during the remainder of 2005. Gross margins have been, and will continue to be, negatively impacted by the discontinuance of license revenue.

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

Operating expenses

Research, development and engineering expenses were $6.0 million for the quarter ended October 1, 2005, as compared with $6.5 million for the comparable period in 2004. The decrease was primarily due to reduced expenses associated with the development of our laser processing technologies. On a year-to-date basis, research, development and engineering expenses were $20.3 million, as compared with $18.9 million for the comparable period in 2004. This year-over-year increase in spending was primarily due to increased investment in the development of our laser processing technologies during the first half of 2005.

Selling, general, and administrative expenses were $7.3 million for the quarter ended October 1, 2005, as compared with $7.4 million for the comparable period in 2004. As a percentage of net sales, selling, general, and administrative expenses increased to 24.0% in the quarter ended October 1, 2005 as compared to 22.9% in the third quarter of 2004, primarily as a result of a 6% decrease in revenue. The current quarter expenses included the impact of bad debt expense associated with a customer bankruptcy filling ($0.3 million). On a year-to-date basis, selling, general, and administrative expenses were $23.0 million, as compared with $21.7 million for the comparable period in 2004. For the first three quarters of 2005, selling, general, and administrative expenses as a percentage of net sales was 26.4%, as compared with 26.6% for the same period in 2004. This increase, in terms of dollars, was primarily due to significantly increased legal costs related to our being a plaintiff in several patent infringement lawsuits in trial during 2005.

Interest and other income, net

Interest and other income, net, which consists primarily of interest income, was $1.4 million and $3.4 million for the third quarter and first nine months of 2005, respectively, as compared with $0.9 million and $2.7 million for the comparable periods in 2004. The year-over-year increases were primarily attributable to higher interest rates on our investments. We presently maintain an investment portfolio with a weighted-average maturity of approximately 1.3 years. As a result, changes in short-term interest rates have had, and will continue to have, a significant impact on our interest income.

Income tax expenses

For the three and nine months ended October 1, 2005, we recorded an income tax expense of $0.8 million and $0.4 million, respectively, as compared to an income tax expense of $0.2 million and $0.0 million for the comparable periods in 2004. The tax expense recognized in the current period resulted from our full-year forecast of foreign income taxes and certain federal and state taxes. The year-ago tax provision resulted from our then-forecasted effective tax rate of approximately 10% to 15% of pre-tax income for the year ended December 31, 2004. In October 2004, the United States enacted The American Jobs Creation Act of 2004 (“the Act”). The Act provides for a three year phase-out of current extraterritorial income tax (“ETI”) benefits and replaces ETI with a phased-in 9% domestic production activity deduction that will not be fully effective until 2010. We do not currently realize ETI tax benefits. This provision of the Act is not expected to have a material effect on our results of operations or financial position in the near future. The Act also includes a deduction of 85% for certain foreign earnings that are repatriated, as defined in the Act. We do not intend to repatriate any of our foreign earnings during the effective period of this deduction under the Act.

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

Outlook

Although we believe that our served markets have generally strengthened during the last twelve months, the anticipated timing of orders, shipments and customer acceptances usually requires us to fill a number of production slots in any given quarter in order to meet our sales targets. If we are unsuccessful in our efforts to secure those production orders, or if existing production orders are delayed or cancelled, our results of operations will be materially adversely impacted. Accordingly, we may not be able to achieve or maintain our current or prior level of sales. We presently expect that net sales for the quarter ending December 31, 2005 may be in a range of $30 million to $32 million. Because our net sales are subject to a number of risks, including: risks associated with the introduction of our new laser processing product line; delays in customer acceptances; intense competition in the capital equipment industry; uncertainty relating to the timing and market acceptance of our products; and the condition of the macro-economy and the semiconductor industry, we may not exceed or maintain our current or prior level of net sales for any period in the future or meet our current expectation for the quarter ending December 31, 2005. Additionally, we believe that the market acceptance and volume production of our advanced packaging systems, laser processing systems, and our 100/1000 series family of wafer steppers are of critical importance to our future financial results. At October 1, 2005, these critical systems represented 90% of our backlog. To the extent that these products do not achieve or maintain significant sales due to difficulties involving manufacturing or engineering, the inability to reduce the current long manufacturing and customer acceptance cycles for these products, competition, excess capacity in the semiconductor or nanotechnology device industries, or any other reason, our business, financial condition and results of operations would be materially adversely affected.

We believe that gross margin for the fourth quarter of 2005 will be between 42% and 43%. The final gross margin achieved will depend heavily upon sales volumes and the resulting product mix. Should our sales not reach the level expected, we may incur a higher risk of inventory obsolescence and excess purchase commitments and lower utilization of our manufacturing infrastructure, which would materially adversely impact our results of operations. New products generally have lower gross margins until there is widespread market acceptance and until production and after-sales efficiencies can be achieved. Should significant market demand fail to develop for our laser processing systems and our new advanced packaging offerings, our business, financial condition and results of operations would be materially adversely affected. In addition, higher costs associated with extended manufacturing and customer acceptance periods on shipments of our new laser processing products have had, and will continue to have, an adverse impact on our gross margins.

We believe operating margin for the fourth quarter of 2005 may be in a range of breakeven to 2%. Finally, net income per share may be in the range of $0.03 to $0.05 for the fourth quarter of 2005.

LIQUIDITY AND CAPITAL RESOURCES

Net cash generated by operating activities was $5.5 million for the first nine months of 2005, as compared with net cash used in operating activities of $5.4 million for the comparable period in 2004. Net cash generated by operating activities during the first nine months of 2005 was primarily attributable to a decrease in accounts receivable of $7.6 million, non-cash charges to income for depreciation and amortization of $5.9 million and an increase in other current liabilities of $2.0 million, partially offset by an increase in inventories of $5.5 million, the net loss of $3.7 million and a decrease of deferred license income of $1.0 million. The increase in inventories during the first nine months of 2005 resulted primarily from laser processing systems shipped to customers pursuant to purchase orders containing product evaluation provisions.

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

During the first nine months of 2005, net cash used in investing activities was $15.4 million, attributable to net purchases of short-term marketable securities of $10.3 million and capital expenditures of $5.0 million.

Net cash provided by financing activities was $0.8 million during the first nine months of 2005, attributable to $4.8 million of proceeds received from the issuance of common stock under our employee stock option plans, partially offset by a net repayment of our notes payable of $4.0 million.

At October 1, 2005, we had working capital of $171.2 million. Our principal source of liquidity at October 1, 2005 consisted of $148.4 million in cash, cash equivalents and short-term investments, net of outstanding borrowings under our line of credit. In December 2004, we entered into a line of credit agreement with a brokerage firm replacing a similar arrangement that we had with a different firm. Under the terms of this agreement, we may borrow funds at a cost equal to the current Federal funds open rate plus 100 basis points (approximately 4.75% as of October 1, 2005). Certain of our cash, cash equivalents and short-term investments secure borrowings outstanding under this facility. Funds are advanced to us under this facility in accordance with pre-determined advance rates based on the cash and securities held by us in this brokerage account. This agreement has no set expiration date and there are no loan covenants. As of October 1, 2005, $3.9 million was outstanding under this facility, with a related collateral requirement of approximately $5.1 million of our cash, cash equivalents and short-term investments.

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

On September 19, 2005, the Company’s Board of Directors authorized the repurchase of up to $30 million of its Common Stock in the open market at then prevailing market prices during the period commencing September 19, 2005 through September 30, 2007. The repurchase of stock could have a significant impact on the Company’s cash position.

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

Foreign Currency

As part of our overall strategy to manage the level of exposure to the risk of foreign currency exchange rate fluctuations, we attempt to hedge most of our Japanese yen denominated foreign currency exposures. We use foreign currency forward contracts to hedge the risk that unremitted Japanese yen denominated receipts from customers, for actual or forecasted sales of equipment after receipt of customer orders, may be adversely affected by changes in foreign currency exchange rates. After recording revenue, we use various mechanisms, such as foreign currency forward exchange contracts and natural hedges, to offset substantial portions of the potential gains or losses associated with our Japanese yen denominated assets and liabilities due to exchange rate fluctuations. At October 1, 2005, we had taken action to hedge approximately 100% of these Japanese yen denominated exposures. In addition to natural hedges resulting from having both assets and liabilities denominated in Japanese yen, we enter into foreign currency forward contracts that generally have maturities of nine months or less. We often close foreign currency forward contracts by entering into an offsetting contract. At October 1, 2005, we had contracts for the sale of $8.2 million of foreign currencies at fixed rates of exchange.

ADDITIONAL RISK FACTORS

In addition to risks described in the foregoing discussions, the following risks apply to our business and us:

Development of New Product Lines; Expansion of Operations   Currently, we are devoting significant resources to the development, introduction and commercialization of our laser processing systems and our next-generation 1X lithography platform. We intend to continue these efforts during 2005 and 2006, and will continue to incur significant operating expenses in the areas of: research, development and engineering; manufacturing; and selling, general and administrative costs in order to further develop, produce and support these new products. Additionally, gross profit and operating margins may be further adversely impacted in the future by costs associated with the initial production of our laser processing systems and by our next-generation platform for our 1X-lithography systems. Introduction of new products generally involves higher installation costs and product performance uncertainties that could delay customer acceptance of our systems, resulting in a delay in recognizing revenue associated with those systems and a reduction in gross margins. These costs include, but are not limited to, additional manufacturing overhead, additional inventory write-offs, costs of demonstration systems and facilities, and costs associated with the establishment of additional after-sales support organizations. Additionally, operating expenses may increase, relative to sales, as a result of adding additional marketing and administrative personnel, among other costs, to support our new products. If we are unable to achieve significantly increased net sales or if our sales fall below expectations, our operating results will be materially adversely affected.

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

Intellectual Property Rights   Although we attempt to protect our intellectual property rights through patents, copyrights, trade secrets and other measures, we believe that our success will depend more upon the innovation, technological expertise and marketing abilities of our employees. Nevertheless, we have a policy of seeking patents when appropriate on inventions resulting from our ongoing research and development and manufacturing activities. We own 103 United States and foreign patents, which expire on dates ranging from April 2006 to April 2023 and have 105 United States and foreign patent applications pending. In addition, we have various registered trademarks and copyright registrations covering mainly software programs used in the operation of our systems. We also rely upon trade secret protection for our confidential and proprietary information. We may not be able to protect our technology adequately and competitors may be able to develop similar technology independently. Our pending patent applications may not be issued or U.S. or foreign intellectual property laws may not protect our intellectual property rights. In addition, litigation may be necessary to enforce our patents, copyrights or other intellectual property rights, to protect our trade secrets, to determine the validity and scope of the proprietary rights of others or to defend against claims of infringement. Such litigation has resulted in, and in the future could result in, substantial costs and diversion of resources and could have a material adverse effect on our business, financial condition and results of operations, regardless of the outcome of the litigation. Patents issued to us may be challenged, invalidated or circumvented and the rights granted thereunder may not provide competitive advantages to us. Furthermore, others may independently develop similar technology or products, or, if patents are issued to us, design around the patents issued to us. Invalidation of our patents related to those technologies could allow our competitors to more effectively compete against us, which could result in less revenue for us.

On February 29, 2000, we filed lawsuits asserting patent infringement and related claims against Nikon, Canon, and ASML in the U.S. District Court for the Eastern District of Virginia. In April 2000, we reached a settlement with Nikon, and in September 2001, we reached a settlement with Canon. In the patent litigation against ASML, a jury trial was conducted during the three-month period ended July 2, 2005. The jury reached a verdict that the patent was infringed, but that the asserted claims of the patent were invalid. We have filed a post-trial motion for a new trial and for judgment as a matter of law in our favor. ASML has also filed a motion for judgment as a matter of law. In addition, ASML has requested that the court award costs in the amount of $450,000 and has reserved the right to seek attorneys’ fees. We have recorded an amount for court costs in our financial statements, but we believe the possible claim for attorneys’ fees would be without merit and we plan to vigorously defend ourselves against such a claim.

On July 11, 2003, we filed a lawsuit asserting infringement of certain claims related to U.S. patent No. 5,621,813 in the U.S. District Court in and for the Northern District of California. On May 17, 2005, the court found the subject “patent-in-suit” to be invalid. We have appealed this decision and that appeal is pending. The defendant subsequently brought a motion for reimbursement of its attorneys’ fees and costs in a total asserted amount of approximately $2 million. We opposed this motion, and on October 12, 2005, the District Court denied the defendant’s request for attorneys’ fees in its entirety. On November 3, 2005, the defendant filed a notice of appeal with respect to the court’s ruling on its motion for attorneys’ fees.

We are involved in other lawsuits and legal actions regarding infringement claims, and we have from time to time been notified of claims that we may be infringing intellectual property rights possessed by third parties. We believe that the outcome of these matters will not be material to our business or financial condition, though currently we are spending significant resources on litigation matters, in particular in connection with the patent infringement lawsuits described above. Some of our customers have received notices of infringement from Technivision Corporation and the Lemelson Medical, Education and Research Foundation, Limited Partnership (“Lemelson”) alleging that the manufacture of certain semiconductor products and/or the equipment used to manufacture those semiconductor products infringes certain issued patents regarding machine vision technology. We have been notified by certain of these customers that we may be obligated to defend or settle claims if our products infringe any such patents and, in the event it is subsequently determined that the customer infringes any of such patents, they intend to seek reimbursement from us for damages and other expenses resulting from this matter. We believe that our machine vision technology does not infringe the patent rights of other parties.

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

Cyclicality of Semiconductor, Semiconductor Packaging and Nanotechnology Industries   Our business depends in significant part upon capital expenditures by manufacturers of semiconductors, bumped semiconductors and nanotechnology components, including thin film head magnetic recording devices, which in turn depend upon the current and anticipated market demand for such devices and products utilizing such devices. The semiconductor industry historically has been highly cyclical and has experienced recurring periods of oversupply. This has, from time to time, resulted in significantly reduced demand for capital equipment including the systems manufactured and marketed by us. We believe that markets for new generations of semiconductors and semiconductor packaging will also be subject to similar fluctuations. Our business and operating results would be materially adversely affected by downturns or slowdowns in the semiconductor packaging market or by loss of market share. Accordingly, we may not be able to achieve or maintain our current or prior level of sales. We attempt to mitigate the risk of cyclicality by participating in multiple markets including semiconductor, semiconductor packaging, thin film head and other nanotechnology sectors, as well as diversifying into new markets such as laser-based annealing for implant activation and other applications. Despite such efforts, when one or more of such markets experiences a downturn or a situation of excess capacity, our net sales and operating results are materially adversely affected.

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

With respect to our laser annealing technologies, marketed under the LSA100 product name, the primary competition comes from companies such as Applied Materials, Inc., Mattson Technology, Inc., and Axcelis Technologies, Inc. that offer products utilizing rapid thermal processing, or RTP, which is the current prevailing manufacturing technology. RTP does not prevent semiconductor device manufacturers from scaling the lateral dimensions of their transistors to obtain improved performance, but diffusion resulting from the time scales associated with RTP limits the vertical dimension of the junctions. Faster annealing times result in shallower and more abrupt junctions and faster transistors. We believe our annealing technology results in faster transistors for a given size. We believe that RTP manufacturers recognize the need to reduce thermal cycle times and are working toward this goal. In July 2000, we licensed certain rights to our then existing laser processing technology, with reservations, to a competing manufacturer of semiconductor equipment. We presently anticipate that this company will offer laser-annealing tools to the semiconductor industry that will compete with our offerings.

Another potential advanced annealing solution utilizes flash lamp annealing technology, or FLA. Several companies have published papers on annealing tools that incorporate flash lamp technology in order to reduce annealing times and increase anneal temperatures. Developers of FLA technology claim to have overcome annealing difficulties at the 65nm node. This technique, which employs xenon flash lamps, has shown improvements over RTP in junction depth and sheet resistance, but we believe FLA will suffer from pattern-related non-uniformities. Our proprietary laser processing solution has been specifically developed to provide junction annealing on near-instantaneous time-scales, while maintaining low sheet resistance. Laser spike annealing, the first implementation of laser processing, activates dopants in the microsecond-to-millisecond time frame without melting. Research indicates that, at temperatures just below the melting point of silicon, time durations in the microsecond to millisecond range, are required to achieve full activation, and dopant diffusion is minimal.

Additionally, competition to our laser processing products may come from other laser annealing tools, including those presently being used by the flat panel display industry to re-crystallize silicon. Manufacturers of these tools may try to extend the use of their technologies to semiconductor device applications.

We believe that in order to be competitive, we will need to continue to invest significant financial resources in new product development, new features and enhancements to existing products, the introduction of new generation stepper systems in our served markets on a timely basis, and maintaining customer service and support centers worldwide. In marketing our products, we may also face competition from vendors employing other technologies. In addition, increased competitive pressure has led to intensified price-based competition in certain of our markets, resulting in lower prices and margins. Should these competitive trends continue, our business, financial condition and operating results may be materially adversely affected.

Customer and Market Concentrations   Historically, we have sold a substantial portion of our systems to a limited number of customers. In the third quarter and first three quarters of 2005, our top five customers accounted for 67% and 51% of our total systems sales, respectively. In 2004, Intel Corporation accounted for 10% of our net sales. We expect that sales to a relatively few customers will continue to account for a high percentage of our net sales in the foreseeable future and believe that our financial results depend in significant part upon the success of these major customers and our ability to meet their future capital equipment needs. Although the composition of the group comprising our largest customers may vary from period to period, the loss of a significant customer or any reduction in orders by a significant customer, including reductions due to market, economic or competitive conditions in the semiconductor, semiconductor packaging or nanotechnology industries or in the industries that manufacture products utilizing integrated circuits, thin film heads or other nanotechnology components, would likely have a material adverse effect on our business, financial condition and results of operations. Our ability to maintain or increase our sales in the future depends, in part, on our ability to obtain orders from new customers as well as the financial condition and success of our existing customers, the semiconductor and nanotechnology industries and the economy in general.

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

On a market application basis, sales to the semiconductor industry, primarily for advanced packaging applications, accounted for approximately 76% and 68% of system revenue for the first three quarters of 2005 and 2004, respectively. During the first three quarters of 2005 and 2004, approximately 24% and 32%, respectively, of our systems revenue was derived from sales to nanotechnology manufacturers, including micro systems, thin film head and optical device manufacturers. Our future operating results and financial condition would be materially adversely impacted by a downturn in any of these market segments, or by loss of market share in any of these segments.

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

International Sales   International net sales accounted for approximately 73% and 64% of total net sales for the first three quarters of 2005 and 2004, respectively.  International net sales accounted for approximately 65% and 61% of total net sales for the years 2004 and 2003, respectively. We anticipate that international sales, which typically have lower gross margins than domestic sales, principally due to increased competition and higher field service and support costs, will continue to account for a significant portion of total net sales. As a result, a significant portion of our net sales will continue to be subject to certain risks, including unexpected changes in regulatory requirements; difficulty in satisfying existing regulatory requirements; exchange rate fluctuations; tariffs and other barriers; political and economic instability; difficulties in accounts receivable collections; natural disasters; difficulties in staffing and managing foreign subsidiary and branch operations; and potentially adverse tax consequences.

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

We procure some of our other critical systems’ components, subassemblies and services from single outside suppliers or a limited group of outside suppliers in order to ensure overall quality and timeliness of delivery. Many of these components and subassemblies have significant production lead times. To date, we have been able to obtain adequate services and supplies of components and subassemblies for our systems in a timely manner. However, disruption or termination of certain of these sources could have a significant adverse impact on our ability to manufacture our systems. This, in turn, would have a material adverse effect on our business, financial condition and results of operations. Our reliance on a sole supplier or a limited group of suppliers and our reliance on subcontractors involve several risks, including a potential inability to obtain an adequate supply of required components due to the suppliers’ failure or inability to provide such components in a timely manner, or at all, and reduced control over pricing and timely delivery of components. Although the timeliness, yield and quality of deliveries to date from our subcontractors have been acceptable, manufacture of certain of these components and subassemblies is an extremely complex process, and long lead-times are required. Any inability to obtain adequate deliveries or any other circumstance that would require us to seek alternative sources of supply or to manufacture such components internally could delay our ability to ship our products, which could damage relationships with current and prospective customers and have a material adverse effect on our business, financial condition and results of operations.

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

As of October 1, 2005, we had options to purchase approximately 6.4 million shares of our common stock outstanding. Among other determinants, the market price of our stock has a major bearing on the number of shares subject to outstanding stock options that are included in the weighted-average shares used in determining our net income (loss) per share. During periods of extreme volatility, the impact of higher stock prices can have a materially dilutive effect on our net income (loss) per share. Additionally, options are excluded from the calculation of net income (loss) per share when we have a net loss or when the exercise price of the stock option is greater than the average market price of our common stock, as the impact of the stock options would be anti-dilutive.

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

Changes in Securities Laws and Regulations Have Increased Our Costs   The Sarbanes-Oxley Act of 2002 required changes in our corporate governance, public disclosure and compliance practices. The number of rules and regulations applicable to us has increased, and will continue to increase, our legal and financial compliance costs, and has made some activities more difficult, such as by requiring stockholder approval of new option plans. In addition, we have incurred and expect to continue to incur significant costs in connection with compliance with Section 404 of the Sarbanes-Oxley Act regarding internal control over financial reporting. We also expect these developments to make it more difficult and more expensive to obtain director and officer liability insurance, and we may be required to accept reduced coverage or incur substantially higher costs to obtain coverage. These developments could make it more difficult for us to attract and retain qualified members of our board of directors, particularly to serve on our audit committee, and qualified executive officers. In addition, in connection with our Section 404 certification process, we may identify from time to time deficiencies in our internal control over financial reporting. Any material weakness or deficiency in our internal control over financial reporting could materially and negatively impact our reported financial results and the market price of our stock could significantly decline. Additionally, adverse publicity related to the disclosure of a material weakness or deficiency in internal control over financial reporting could have a negative impact on our reputation, business and stock price.

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

Interest Rate Risk

Our exposure to market risk due to potential changes in interest rates, relates primarily to our investment portfolio, which consisted primarily of fixed interest rate instruments as of October 1, 2005. We maintain an investment policy designed to ensure the safety and preservation of our invested funds by limiting market risk and the risk of default.

Certain of our cash, cash equivalents and short-term investments serve as collateral for a line of credit we maintain with a brokerage firm. The line of credit is used for liquidity purposes, mitigating the need to liquidate investments in order to meet our current operating cash requirements.

Foreign Currency Risk Management

The majority of our revenue, expense and capital purchasing activities are transacted in U.S. dollars. However, we do enter into these transactions in other currencies, primarily Japanese yen. To protect against reductions in value and the volatility of future cash flows caused by changes in currency exchange rates we have established transaction and balance sheet hedging programs. We use foreign currency forward contracts to hedge the risk that unremitted Japanese yen denominated receipts from customers for actual or forecasted sales of equipment after receipt of customer orders may be adversely affected by changes in foreign currency exchange rates. After recording revenue, we use various mechanisms, such as foreign currency forward exchange contracts and natural hedges, to offset substantial portions of the potential gains or losses associated with our Japanese yen denominated assets and liabilities due to exchange rate fluctuations. At October 1, 2005, we had taken action to hedge approximately 100% of these Japanese yen denominated exposures. In addition to natural hedges resulting from having both assets and liabilities denominated in Japanese yen, we enter into foreign currency forward contracts that generally have maturities of nine months or less. We often close foreign currency forward contracts by entering into an offsetting contract. At October 1, 2005, we had contracts for the sale of $8.2 million of Japanese yen at fixed rates of exchange. Our hedging programs reduce, but do not always entirely eliminate, the impact of currency movements.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended October 1, 2005 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

PART II:	OTHER INFORMATION

Item 1.	Legal Proceedings.

On February 29, 2000, we filed lawsuits asserting patent infringement and related claims against Nikon, Canon, and ASML in the U.S. District Court for the Eastern District of Virginia. In April 2000, we reached a settlement with Nikon, and in September 2001, we reached a settlement with Canon. In the patent litigation against ASML, a jury trial was conducted during the three-month period ended July 2, 2005. The jury reached a verdict that the patent was infringed, but that the asserted claims of the patent were invalid. We have filed a post-trial motion for a new trial and for judgment as a matter of law in our favor. ASML has also filed a motion for judgment as a matter of law. In addition, ASML has requested that the court award costs in the amount of $450,000 and has reserved the right to seek attorneys’ fees. We have recorded an amount for court costs in our financial statements, but we believe the possible claim for attorneys’ fees would be without merit and we plan to vigorously defend ourselves against such a claim.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

On August 24, 2005, we issued 1,500 shares of our common stock in an unregistered, private placement under Section 4(2) of the Securities Act of 1933 to Semiconductor Equipment and Materials International (SEMI), a non-profit global trade organization, to support their efforts to educate youth interested in science and math about career opportunities in the semiconductor industry.

Item 3.	Defaults upon Senior Securities.	None.

Item 4.	Submission of Matters to a Vote of Security Holders.

The following proposals were voted upon by the Company’s stockholders at the Company’s Annual Stockholders’ Meeting held on July 19, 2005.

1.     The following persons were elected as directors of the Company to serve for a term ending upon the Annual Stockholders’ Meeting indicated beside their respective names and until their successors are elected and qualified:

	Terms Ending Upon the Annual Stockholders’ Meeting	Votes for	Votes withheld
Thomas D. George	2007	22,013,187	604,248
Dennis R. Raney	2007	22,517,962	99,473
Vincent F. Sollitto, Jr.	2007	22,502,638	114,797

The Company’s board of directors consists of seven members being Arthur W.  Zafiropoulo, Joel F. Gemunder, Nicholas Konidaris, Rick Timmins, Thomas D. George, Dennis R. Raney and Vincent F. Sollitto, Jr.

2.     A proposal to ratify the appointment of Ernst & Young LLP as the Company’s independent registered public accounting firm for the fiscal year ending December 31, 2005 was approved by the vote of 22,565,320 shares for; 36,145 shares against; and 15,970 shares abstained.

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

ULTRATECH, INC.

(Registrant)

Date:	November 7, 2005	By:	/s/Bruce R. Wright
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