Form 10-K
period 2005-12-31
ULTRATECH INC
filed 2006-03-08
CIK 909791

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark one)

☒                               Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Fiscal Year Ended December 31, 2005

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
Preferred Stock Purchase Rights

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐  No ☒

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐  No ☒

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

The aggregate market value of voting stock held by non-affiliates of the Registrant, as of July 2, 2005, was approximately $352,983,000 (based upon the closing price for shares of the Registrant’s Common Stock as reported by the Nasdaq National Market on that date, the last trading date of the Registrant’s most recently completed second quarter). Shares of Common Stock held by each officer, director and holder of 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of March 1, 2006, the Registrant had 23,876,423 shares of Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Proxy Statement for the 2006 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K.

PART I

ITEM 1.                BUSINESS

This Annual Report on Form 10-K may contain, in addition to historical information, certain forward-looking statements that involve significant risks and uncertainties. Our actual results could differ materially from the information set forth in any such forward-looking statements. Factors that could cause or contribute to such differences include those discussed below, as well as those discussed under “Item 1A Risk Factors” and elsewhere in this Annual Report on Form 10-K.

The Company

Ultratech, Inc. (“Ultratech” or “we”) develops, manufactures and markets photolithography and laser processing equipment designed to reduce the cost of ownership for manufacturers of integrated circuits, including advanced packaging processes and various nanotechnology components, thin film head magnetic recording devices (“thin film heads” or “TFHs”), optical networking devices, laser diodes and LEDs (light emitting diodes).

Lithography

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

Advanced packaging for integrated circuits, specifically bump or wafer level chip scale packaging (“CSP”) techniques, require lithography steps in the device fabrication process. We continue to enhance our product offerings for bump, wafer level CSP processing and post passivation lithography (“PPL”). In addition, our steppers are used to manufacture high volume, low cost semiconductors used in a variety of applications such as telecommunications, automotive control systems, power systems and consumer electronics. We also supply 1X photolithography systems to thin film head manufacturers and believe that our steppers offer advantages over certain competitive reduction lithography tools with respect to field size, throughput, specialized substrate handling and cost. Additionally, we supply 1X photolithography equipment to various other nanotechnology markets, where certain technical features, such as high resolution at gh-line wavelengths, depth of focus and special size substrates, may offer advantages over certain competing tools.

Laser Anneal Technology

Device scaling has been the predominant means pursued by the semiconductor industry to achieve the gains in productivity and performance quantified by Moore’s Law. In the past several years, scaled device performance has been compromised because traditional transistor materials such as silicon, silicon dioxide, and polysilicon, have been pushed to their fundamental materials limits. Continued scaling thus requires the introduction of new materials. For example, the traditional gate dielectric has been silicon dioxide and as devices are scaled below 45 nm high K material such as halfnium oxide must be considered because silicon dioxide begins to lose its effectiveness at level below 45nm. These new materials impose added challenges to the methods used to dope and activate silicon to produce very shallow, highly activated junctions. The main challenges regarding short channel effects include achieving maximum activation and minimal diffusion with abrupt junctions.

By leveraging its core competencies in optics engineering and system integration and its extensive knowledge of laser processing, Ultratech introduced the LSA100 laser spike annealing system to enable thermal annealing solutions at the 65 nm technology node and below. This advanced annealing technology provides solutions to the difficult challenge of fabricating ultra-shallow junctions and highly activated source/drain contacts. Laser processing offers the flexibility to operate at near-instantaneous timeframes (microseconds to milliseconds) at temperatures below the melting point of silicon (1412° C). At these temperatures and anneal times, full activation is achieved with negligible diffusion. In addition, Ultratech’s proprietary hardware design minimizes the pattern density effect, reducing absorptivity variations.

Our products and markets are more fully described below.

General Background

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

Since the introduction of the earliest commercial photolithography tools for IC manufacturing in the early 1960s, a number of tools have been introduced to enable manufacturers to produce increasingly complex devices with virtually zero defects that incorporate progressively finer line widths. In the early 1970s, photolithography tools included contact printers and proximity aligners, which required the photomask to physically contact or nearly contact the wafer in order to transfer the entire pattern during a single exposure. By the mid 1970s, there were also projection scanners, which transferred the device image through reflective optics having a very narrow annular field that spanned the width of the wafer. Exposure was achieved by scanning the entire photomask and wafer in a single, continuous motion across the annular field. Scanners were followed by steppers, which expose a square or rectangular portion of the wafer in a single exposure, then move or “step” the wafer to an adjacent site to repeat the exposure. This stepping process is repeated as often as necessary until the entire wafer has been exposed. By imaging a small area, steppers are able to achieve finer resolution, improved image size control and better alignment between the multiple device layers resulting in higher yield and productivity in certain devices than was possible with earlier tools.

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

The principal advantage of reduction steppers and step-and-scan systems is that they may be used in manufacturing steps requiring critical feature sizes and are therefore necessary for manufacturing advanced ICs. 1X steppers, on the other hand, are tools in which the photomask pattern is the same scale as the device pattern that is exposed on the wafer surface. Ultratech’s 1X, Wynne Dyson optics steppers, unlike most reduction steppers, are based on a technology which incorporates both reflective and refractive elements in its imaging system. This design is much simpler than a reduction stepper’s imaging system, which incorporates only refractive elements. As a result, 1X steppers for non-critical features are generally less expensive than the reduction steppers required for critical feature sizes. Because of their optical design, 1X steppers typically are also able to deliver greater exposure energy to the wafer surface, which may result in higher throughput than is achievable with certain reduction steppers in particular applications. However, 1X steppers are currently limited to use in manufacturing steps involving less-critical, larger feature sizes. Accordingly, we believe that sales of these systems are highly dependent upon capacity expansions by our current 1X customers, or by customers making the transition to advanced bump type chips, which employ a different means of electrically connecting the chip to other components.

In the past, manufacturers of ICs and similar devices purchased capital equipment based principally on technological capabilities. In view of the significant capital expenditures required to construct, equip and maintain advanced fabrication facilities, relatively short product cycles and manufacturers’ increasing concern for overall fabrication costs, we believe that manufacturers of ICs with flip chip (bump) packaging now focus on reducing their total cost of ownership. A major component of this cost is the cost of ownership of the equipment used for a particular application in a fabrication facility. Cost of ownership is measured in terms of the costs associated with the acquisition of equipment, as well as factors such as throughput, yield, up-time, service, labor overhead, maintenance, and various other costs of owning and using the equipment. With increasing importance being placed upon a system’s overall cost of ownership, in many cases the system with the most technologically advanced capabilities will not necessarily be the manufacturing system of choice. As part of the focus on cost reduction, we believe that device manufacturers are attempting to extend the useful life and enhance the production capabilities of fabrication facilities by selecting equipment that can replace existing tools while offering better, more cost-effective performance.

In addition to enhancing our current lithography solutions, we have been developing new tools for our existing markets. We have developed a new laser annealing technology for volume production of advanced state of the art devices and are now offering a Laser Processing (“LP”) product. Our first commercial product based on the new LP technology platform employs a process called laser spike annealing (“LSA”), for activating ultra-shallow junctions. This technology is expected to be useful for multiple IC generations. We anticipate that eventually this technology will be superseded by an even faster laser processing technology that will take the processing time below one microsecond, thereby achieving even higher performance characteristics while using almost “zero” thermal budget. As a result, these new LP technologies—for which we have been awarded 42 patents and have 70 patent applications pending—are expected to remove several critical barriers to future device scaling.

Device scaling has been the predominant means pursued by the semiconductor industry to achieve the gains in productivity and performance quantified by Moore’s Law. In the past several years, scaled device performance has been compromised because traditional transistor materials such as silicon, silicon dioxide, and polysilicon, have been pushed to their fundamental materials limits. Continued scaling thus requires the introduction of new materials. For example, the traditional gate dielectric has been silicon dioxide and as devices are scaled below 45 nm high K material such as halfnium oxide must be considered because silicon dioxide begins to lose its effectiveness at level below 45nm. These new materials impose added challenges to the methods used to dope and activate silicon to produce very shallow, highly activated junctions. The main challenges regarding short channel effects include achieving maximum activation and minimal diffusion with abrupt junctions.

Products

We currently offer two different series of 1X lithography systems for use in the semiconductor fabrication process: the 1000 Family, which addresses the markets for scanner replacement, high volume/low cost semiconductor fabrication and R&D packaging activities and nanotechnology applications; and the AP series, which was designed to meet the requirements in the advanced packaging market. These steppers currently offer minimum feature size capabilities ranging from 2.0 microns to 0.75 microns.

In advanced packaging, we offer our AP series built on the Unity PlatformTM. These advanced packaging systems were developed for high volume bump and wafer level chip scale packaging (CSP) manufacturing and post passivation lithography applications. In addition, we offer the Prisma-ghi system, which is manufactured on the 1000-series platform, for R&D packaging applications or where wafer volume requirements are not important. These systems provide broadband (ghi-line) exposure or selective exposure (gh or i-line), and are used in conjunction with electroplating to produce a pattern of bumps, or metal connections for flip chip devices. This pattern can be placed in a tight array across the entire die, as opposed to the conventional method of wire bonding which is generally limited to pads on the periphery of the die. This allows manufacturers to shrink the die size. The flip chip device can then be placed in a small outline package or directly on a printed circuit board.

The AP series, consisting of the AP200 & AP300, feature a customer-configurable design that supports flexible manufacturing requirements as well as tool extendibility for multiple device generations. Designed to optimize productivity, the AP systems integrate the proven optics and processing advantages associated with our advanced packaging lithography equipment with the productivity benefits of our new Unity Platform. We believe that these new lithography systems support a lower cost-of-ownership strategy due to significant throughput enhancements, higher reliability, and superior alignment and illumination systems.

The 1000 family is a small field system available with gh-line and i-line illumination options. In semiconductor applications, where we offer the Star 100 as well as the more mature 1500MVS. This platform is typically used in the manufacture of power devices, ASICs, analog devices and compound semiconductors. In addition, this platform is well suited for a number of nanotechnology applications.

Nanotechnology manufacturing combines electronics with mechanics in small devices. We have defined that a nanotechnology device has at least one dimention in the XYZ direction less than 0.1 microns. Examples include accelerometers used to activate air bags in automobiles and membrane pressure sensors used in industrial control systems. These micro-machined devices are manufactured on silicon substrates using photolithography techniques similar to those used for manufacturing semiconductors and thin film head devices. In addition, these systems are used in applications such as LED and laser diodes. In 2002, we introduced the NanoTech product family that consists of the NanoTech 100, NanoTech 160 and NanoTech 190. The NanoTech 160 system utilizes a platform based on the previous 1000 Series steppers, incorporating Dual Side Alignment (“DSA”) capability for applications requiring lithography on both sides of a wafer. The NanoTech 160 is an extension of the model 1600DSA stepper, and enhances the capabilities of the 1000 Series steppers by offering Dual Side Alignment capability, providing customers with a 1X stepper solution for this special processing requirement. Additionally, we believe that our NanoTech steppers offer resolution and depth of focus advantages over alternative technologies to the manufacturers of nanotechnology components.

The NanoTech 190 steppers, have enhanced capabilities directed at TFH backend, or rowbar processing applications. These steppers are used to expose the Air Bearing Surface (ABS) patterns on rowbars.

We also sell upgrades to systems in our installed base and refurbished systems. These refurbished systems typically have a purchase price that is lower than the purchase price for our new systems.

We also offer an advanced laser-based thermal annealing tool, the LSA100, built on essentially the same Unity Platform. Thermal annealing is used by the semiconductor industry for a variety of process steps, including activation of implanted impurities, dielectric film formation, formation of silicides and stabilization of copper grain structure. Annealing tools currently in use by manufacturers of semiconductor devices are furnaces and rapid thermal annealing, or Rapid Thermal Processing (“RTP”), systems. We believe there is a need for tools that anneal at higher temperatures for shorter periods of time and that our laser annealing tools may ultimately provide this capability to the industry. The near-term application of our laser-based thermal annealing tools is anticipated to be in the area of source/drain dopant activation. However, we are also researching the use of these tools for other applications. In 2005 we shipped and revenued production systems for multiple customers.

Our current systems are set forth below:

Product Line	Wavelength	Minimum Feature Size (microns)
1X Steppers:
1000 Series:
Star 100™	gh-line	0.8 - 1.0
NanoTech 100	gh-line	0.8 - 1.0
NanoTech 160	gh-line	1.0 - 2.0
NanoTech 190	gh-line	1.0 - 2.0
Prisma-ghi	ghi-line	4.0
Saturn Spectrum 300e2	ghi-line	2.0
AP200	ghi-line	2.0
AP300	ghi-line	2.0
Laser Processing:
LSA100	NA	NA

Research, Development and Engineering

The semiconductor and nanotechnology industries are subject to rapid technological change and new product introductions and enhancements. We believe that continued and timely development and introduction of new and enhanced systems to serve these markets is essential for us to maintain our competitive position. We have made and continue to make substantial investments in the research and development of our core optical technology, which we believe is critical to our financial results. We intend to continue to develop our technology and to develop innovative products and product features to meet customer demands. Current engineering projects include: continued research and development and process insertion for our laser processing technologies and continued development of our 1X stepper products. Other research and development efforts are currently focused on performance enhancement and development of new features for existing systems, both for inclusion as a standard component in our systems and to meet special customer order requirements; other efforts include reliability improvement; and manufacturing cost reductions. These research and development efforts are undertaken, principally, by our research, development and engineering organizations and costs are generally expensed as incurred. Other operating groups within our Company support our research, development and engineering efforts, and the associated costs are charged to those organizations and expensed as incurred.

We work with many customers to jointly develop technology required to manufacture advanced devices or to lower the customer’s cost of ownership. We also have a worldwide engineering support organization including reticle engineering, photo processing capability and applications support.

We have historically devoted a significant portion of our financial resources to research and development programs and expect to continue to allocate significant resources to these efforts in the future. As of December 31, 2005, we had approximately 66 full-time employees engaged in research, development, and engineering. For 2005, 2004 and 2003, total research, development, and engineering expenses were approximately $27.0 million, $25.9 million and $21.3 million, respectively, and represented 22%, 24% and 21% of our net sales, respectively.

Sales and Service

We market and sell our products in North America, Europe, Japan, Taiwan and the rest of Asia principally through our direct sales organization. We also have service personnel based throughout the United States, Europe, Japan and the rest of Asia.

Ultratech believes that as semiconductor and nanotechnology device manufacturers produce increasingly complex devices, they will require an increased level of support. Global support capability as well as product reliability, performance, yield, cost, uptime and mean time between failures are increasingly important factors by which customers evaluate potential suppliers of photolithography equipment. We believe that the strength of our worldwide service and support organization is an important factor in our ability to sell our systems, maintain customer loyalty and reduce the maintenance costs of our systems. In addition, we believe that working with our suppliers and customers is necessary to ensure that our systems are cost effective, technically advanced and designed to satisfy customer requirements.

We support our customers with field service, applications, technical service engineers and training programs. We provide our customers with comprehensive support and service before, during and after delivery of our systems. To support the sales process and to enhance customer relationships, we work closely with prospective customers to develop hardware, software and applications test specifications and benchmarks, and often design customized applications to enable prospective customers to evaluate our equipment for their specific needs. Prior to shipment, our support personnel typically assist the customer in site preparation and inspection, and provide customers with training at our facilities or at the customer’s location. We currently offer our customers various courses of instruction on our systems, including instructions in system hardware, software and applications tools for optimizing our systems to fit a customer’s particular needs. Our customer training program also includes instructions in the maintenance of our systems. Our field support personnel work with the customer’s employees to install the system and demonstrate system readiness. Technical support is also available via telephone and through on-site Ultratech personnel.

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

Manufacturing

We perform all of our manufacturing activities (final assembly, system testing and certain subassembly) in clean room environments totaling approximately 27,000 square feet located in San Jose, California. Performing manufacturing operations in California exposes us to a higher risk of natural disasters, including earthquakes. In addition, in the past California has experienced power shortages, which have interrupted our operations. Such shortages could occur in the future and could again interrupt our operations resulting in product shipment delays, increased costs and other problems, any of which could have a material adverse effect on our business, customer relationships and results of operations. We are not insured against natural disasters and power shortages and the occurrence of such an event could have a material adverse impact our results of operations.

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

We maintain a company-wide quality program. Our operations achieved ISO 9001:1994 certification in 1996 and ISO 14001:1996 certification in March 2001. Our ISO 9001 certification was upgraded to the ISO 9001:2000 standard in January 2002. All certifications have been maintained uninterrupted through the date of this report.

Competition

The capital equipment industry in which we operate is intensely competitive. A substantial investment is required to install and integrate capital equipment into a semiconductor, semiconductor packaging or nanotechnology device production line. We believe that once a device manufacturer or packaging subcontractor has selected a particular supplier’s capital equipment, the manufacturer generally relies upon that equipment for the specific production line application and, to the extent possible, subsequent generations of similar products. Accordingly, it is difficult to achieve significant sales to a particular customer once another supplier’s capital equipment has been selected.

Advanced Packaging

We experience competition in advanced packaging from various proximity aligner companies such as Suss Microtec AG (Suss Microtec) and projection companies such as Ushio, Inc. (Ushio) and Tamarack Scientific Co., Inc. (Tamarack). We expect our competitors to continue to improve the performance of their current products and to introduce new products with improved price and performance characteristics. This could cause a decline in sales or loss of market acceptance of our steppers in our served markets, and thereby materially adversely affect our business, financial condition and results of operations. Enhancements to, or future generations of, competing products may be developed that offer superior cost of ownership and technical performance features. We believe that to be competitive will require significant financial resources in order to continue to invest in new product development, to invest in new features and enhancements to existing products, to introduce new generation stepper systems in our served markets on a timely basis, and to maintain customer service and support centers worldwide. In marketing our products, we may also face competition from suppliers employing other technologies. In addition, increased competitive pressure has led to intensified price-based competition in certain of our markets, resulting in lower prices and margins. Should these competitive trends continue, our business, financial condition and operating results may be materially adversely affected.

We have obtained a leadership position in the advanced packaging market. Our primary competition in this market comes from contact aligners offered by companies such as Suss Microtec. Although contact and proximity aligners generally have lower purchase prices than 1X steppers, 1X steppers offer lower operating costs and total cost of ownership in most applications. We believe that most device manufacturers and wafer bump foundries choose 1X steppers due to the yield improvement offered by the use of non-contact lithography. Ushio, a Japanese semiconductor equipment company has also introduced a 1X refractive stepper for the advanced packaging market. However, we believe 1X refractive steppers do not offer the same productivity and cost saving advantages as our 1X stepper based on the Wynne Dyson optical design. Tamarack has a 1X scanner for wafer bumping applications. We believe that Tamarack’s 1X scanners have higher operating costs as compared to our 1X steppers. In addition to contact and proximity aligners, Ultratech also faces competition from the reduction stepper market. While reduction steppers are typically more expensive and offer less flexibility in processing thick resists, some device manufacturers may consider this technology option.

Laser Processing

With respect to our laser annealing technologies, marketed under the LSA100 product name, our primary competition comes from companies such as Applied Materials, Inc., and Dainippon Screen Manufacturing Co., LTD. Many of these companies offer products utilizing rapid thermal processing (RTP), which is the current manufacturing technology. RTP does not prevent semiconductor device manufacturers from scaling the lateral dimensions of their transistors to obtain improved performance, but diffusion resulting from the time scales associated with RTP seriously limits the vertical dimension of the junctions. Faster annealing times result in shallower and more abrupt junctions and faster transistors. We believe our annealing technology results in faster transistors for a given size. We believe that RTP manufacturers recognize the need to reduce thermal cycle times and are working toward this goal. Several companies have published papers on annealing tools that incorporate flash lamp anneal (FLA) technology in order to reduce annealing times and increase anneal temperatures. Developers of FLA technology claim to have overcome annealing difficulties at the 65nm node. This technique, which employs xenon flash lamps, has shown improvements over RTP in junction depth and sheet resistance, but we believe FLA will suffer from pattern-related non-uniformities and could require additional, costly processes to reduce the reflectivity of different areas within the chip or wafer. Our proprietary laser processing solution has been specifically developed to provide junction annealing on near-instantaneous timescales, while maintaining low sheet resistance. LSA, our first implementation of laser processing, activates dopants in the microsecond-to-millisecond time frame without melting. Our research indicates that, at temperatures just below the melting point of silicon, time durations in the microsecond to millisecond range, are required to achieve full activation, and dopant diffusion is minimal.

In July 2000, we licensed certain rights to our then existing laser processing technology, with reservations, to a competing manufacturer of semiconductor equipment. We presently anticipate that this company and others intend to offer laser annealing tools to the semiconductor industry that will compete with our offerings. We believe that Applied Materials is working to introduce a laser based system, although we believe their solution will suffer from the same pattern-related non-uniformities as flash lamps.

Intellectual Property Rights

Although we attempt to protect our intellectual property rights through patents, copyrights, trade secrets and other measures, we believe that our success will depend more upon the innovation, technological expertise and marketing abilities of our employees. Nevertheless, we have a policy of seeking patents when appropriate on inventions resulting from our ongoing research and development and manufacturing activities. We own 107 United States and foreign patents, which expire on dates ranging from April 2006 to April 2023 and have 97 United States and foreign patent applications pending. We also have various registered trademarks and copyright registrations covering mainly software programs used in the operation of our systems. We also rely upon trade secret protection for our confidential and proprietary information. We may not be able to protect our technology adequately and competitors may be able to develop similar technology independently. Our pending patent applications may not be issued or U.S. or foreign intellectual property laws may not protect our intellectual property rights. In addition, litigation may be necessary to enforce our patents, copyrights or other intellectual property rights, to protect our trade secrets, to determine the validity and scope of the proprietary rights of others or to defend against claims of infringement. Such litigation has resulted in, and in the future could result in, substantial costs and diversion of resources and could have a material adverse effect on our business, financial condition and results of operations, regardless of the outcome of the litigation. Patents issued to us may be challenged, invalidated or circumvented and the rights granted thereunder may not provide competitive advantages to us. Furthermore, others may independently develop similar technology or products, or, if patents are issued to us, design around the patents issued to us. Invalidation of our patents related to those technologies could allow our competitors to more effectively compete against us, which could result in less revenue for us.

On February 29, 2000, we filed lawsuits asserting patent infringement and related claims against Nikon, Canon, and ASML in the U.S. District Court for the Eastern District of Virginia. In April 2000, we reached a settlement with Nikon, and in September 2001, we reached a settlement with Canon. In the patent litigation against ASML, a jury trial was conducted during the three-month period ended July 2, 2005. The jury reached a verdict that the patent was infringed, but that the asserted claims of the patent were invalid. We filed a post-trial motion for a new trial and for judgment as a matter of law in our favor. ASML also filed a motion for judgment as a matter of law seeking to invalidate three of the asserted claims for lack of enablement and requested that the court awards costs. On February 13th, 2006, the Court denied our post-trial motions, including the motion for a new trial, and entered judgment in favor of ASML invalidating three claims of the patent for lack of enablement. The Court also awarded ASML approximately $330,000 in costs. Ultratech intends to appeal the final judgment.

On July 11, 2003, we filed a lawsuit against a Southern California company asserting infringement of certain claims related to U.S. patent No. 5,621,813 in the U.S. District Court in and for the Northern District of California. On May 17, 2005, the court found the subject patent to be invalid. We have appealed this decision and that appeal is pending. The defendant subsequently brought a motion for reimbursement of its attorneys’ fees and costs in a total asserted amount of approximately $2 million. We opposed this motion, and on October 12, 2005, the District Court denied the defendant’s request for attorneys’ fees in its entirety. On November 3, 2005, the defendant filed a notice of appeal with respect to the court’s ruling on its motion for attorneys’ fees.

We have from time to time been notified of claims that we may be infringing intellectual property rights possessed by third parties. We believe that the outcome of these matters will not be material to our business or financial condition.

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

Customers, Applications and Markets

We sell our systems to semiconductor, advanced packaging, thin film head, ink jet printer/accelerometer and various other nanotechnology manufacturers located throughout North America, Europe, Japan, Taiwan and the rest of Asia. Semiconductor manufacturers have purchased the 1000 Series steppers, the AP series of steppers, and the NanoTech steppers for the fabrication and/or packaging of microprocessors, microcontrollers, DRAMs, ASICs and a host of other devices. Such systems could be used in mix-and-match applications with other lithography tools, as replacements for scanners and contact proximity printers, in packaging for flip chip applications and for high volume, low cost, less critical feature size production. In addition to the business risks associated with dependence on major customers, these significant customer concentrations have in the past resulted in significant concentrations of accounts receivable. These significant and concentrated receivables expose us to additional risks, including the risk of default by one or more customers representing a significant portion of our total receivables. If we were required to take additional accounts receivable reserves, our business, financial condition and results of operations would be materially adversely affected.

On a market application basis, sales to the semiconductor industry, primarily for advanced packaging applications, accounted for approximately 79% of system revenue for the year ended December 31, 2005, as compared to 75% for each of the years ended December 31, 2004 and 2003. During 2005, 2004 and 2003, approximately 21%, 25% and 25%, respectively, of our systems revenue was derived from sales to nanotechnology manufacturers, including micro systems, thin film head and optical networking device manufacturers. Our future results of operations and financial position would be materially adversely impacted by a downturn in any of these market segments, or by loss of market share in any of these segments.

International sales accounted for approximately 69%, 65% and 61% of total net sales for the years 2005, 2004 and 2003, respectively, with Japan representing 13%, 32% and 28% of sales for those same years.

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

Backlog

We schedule production of our systems based upon order backlog, informal customer commitments and general economic forecasts for our targeted markets. We include in our backlog all accepted customer orders for our systems with assigned shipment dates within one year, as well as all orders for service, spare parts and upgrades, in each case, that management believes to be firm. However, all orders are subject to cancellation or rescheduling by the customer with limited or no penalties. Because of changes in system delivery schedules, cancellations of orders and potential delays in system shipments, our backlog at any particular date may not necessarily be representative of actual sales for any succeeding period. As of December 31, 2005 and 2004, our backlog was approximately $108.8 million and $82.5 million, respectively, including $0.0 million and $1.0 million, respectively, of products shipped but not yet installed and accepted. Cancellation, deferrals or rescheduling of orders by these customers would have a material adverse impact on our future results of operations.

Employees

At December 31, 2005, we had approximately 328 full-time employees, including 66 engaged in research, development, and engineering, 39 in sales and marketing, 100 in customer service and support, 73 in manufacturing and 50 in general administration and finance. We believe our future success depends, in large part, on our ability to attract and retain highly skilled employees. None of our employees are covered by a collective bargaining agreement. We have, however, entered into employment agreements with a limited number of our employees, including our executive officers. We consider our relationships with our employees to be good.

Information Available on Our Web-site

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

Item 1A                   Risk Factors

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

We currently spend, and expect to continue to spend, significant resources to develop, introduce and commercialize our laser processing systems and AP wafer stepper products, and we may not be successful in achieving or increasing sales of these products.

Currently, we are devoting significant resources to the development, introduction and commercialization of our laser products as well as our lithography wafer steppers. We intend to continue to develop these products and technologies during 2006, and will continue to incur significant operating expenses in the areas of research, development and engineering, manufacturing and general and administrative costs in order to develop, produce and support these new products. Additionally, gross profit margins and inventory levels may be further adversely impacted in the future by costs associated with the initial production of our laser processing systems and by future generations of our 1X lithography systems. Introduction of new products generally involves higher installation costs and product performance uncertainties that could delay customer acceptance of our systems, resulting in a delay in recognizing revenue associated with those systems and a reduction in gross margins. These costs include, but are not limited to, additional manufacturing overhead, additional inventory write-offs, costs of demonstration systems and facilities, costs associated with the establishment of additional after-sales support organizations. Additionally, operating expenses may increase, relative to sales, as a result of adding additional marketing and administrative personnel, among other costs, to support our new products. If we are unable to achieve significantly increased net sales or if our sales fall below expectations, our operating results will be materially adversely affected.

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

Our sales cycle is typically lengthy and involves a significant commitment of capital by our customers, which has subjected us, and is likely to continue to subject us, to delays in customer acceptances of our products and other risks, any of which could adversely impact our results of operations by, among other things, delaying recognition of revenue with respect to those orders and resulting in increased installation, qualification and similar costs.

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

We may not be successful in protecting our intellectual property rights or we could be found to have infringed the intellectual property rights of others, either of which could weaken our competitive position and adversely affect our results of operations.

Although we attempt to protect our intellectual property rights through patents, copyrights, trade secrets and other measures, we believe that our success will depend more upon the innovation, technological expertise and marketing abilities of our employees. Nevertheless, we have a policy of seeking patents when appropriate on inventions resulting from our ongoing research and development and manufacturing activities. We own 107 United States and foreign patents, which expire on dates ranging from April 2006 to April 2023 and have 97 United States and foreign patent applications pending. In addition, we have various registered trademarks and copyright registrations covering mainly software programs used in the operation of our systems. We also rely upon trade secret protection for our confidential and proprietary information. We may not be able to protect our technology adequately and competitors may be able to develop similar technology independently. Our pending patent applications may not be issued or U.S. or foreign intellectual property laws may not protect our intellectual property rights. In addition, litigation may be necessary to enforce our patents, copyrights or other intellectual property rights, to protect our trade secrets, to determine the validity and scope of the proprietary rights of others or to defend against claims of infringement. Such litigation has resulted in, and in the future could result in, substantial costs and diversion of resources and could have a material adverse effect on our business, financial condition and results of operations, regardless of the outcome of the litigation. Patents issued to us may be challenged, invalidated or circumvented and the rights granted thereunder may not provide competitive advantages to us. Furthermore, others may independently develop similar technology or products, or, if patents are issued to us, design around the patents issued to us. Invalidation of our patents related to those technologies could allow our competitors to more effectively compete against us, which could result in less revenue for us.

On February 29, 2000, we filed lawsuits asserting patent infringement and related claims against Nikon, Canon, and ASML in the U.S. District Court for the Eastern District of Virginia. In April 2000, we reached a settlement with Nikon, and in September 2001, we reached a settlement with Canon. In the patent litigation against ASML, a jury trial was conducted during the three-month period ended July 2, 2005. The jury reached a verdict that the patent was infringed, but that the asserted claims of the patent were invalid. We filed a post-trial motion for a new trial and for judgment as a matter of law in our favor. ASML also filed a motion for judgment as a matter of law seeking to invalidate three of the asserted claims for lack of enablement and requested that the court awards costs. On February 13th, 2006, the Court denied our post-trial motions, including the motion for a new trial, and entered judgment in favor of ASML invalidating three claims of the patent for lack of enablement. The Court also awarded ASML approximately $330,000 in costs. Ultratech intends to appeal the final judgment.

On July 11, 2003, we filed a lawsuit against a Southern California company asserting infringement of certain claims related to U.S. patent No. 5,621,813 in the U.S. District Court in and for the Northern District of California. On May 17, 2005, the court found the subject patent to be invalid. We have appealed this decision and that appeal is pending. The defendant subsequently brought a motion for reimbursement of its attorneys’ fees and costs in a total asserted amount of approximately $2 million. We opposed this motion, and on October 12, 2005, the District Court denied the defendant’s request for attorneys’ fees in its entirety. On November 3, 2005, the defendant filed a notice of appeal with respect to the court’s ruling on its motion for attorneys’ fees.

We have from time to time been notified of claims that we may be infringing intellectual property rights possessed by third parties. We believe that the outcome of these matters will not be material to our business or financial condition.

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

We operate in a highly competitive industry in which customers are required to invest substantial resources in each product, which makes it difficult to achieve significant sales to a particular customer once another vendor’s equipment has been purchased by that customer.

The capital equipment industry in which we operate is intensely competitive. A substantial investment is required to install and integrate capital equipment into a semiconductor, semiconductor packaging or nanotechnology device production line. We believe that once a device manufacturer or packaging subcontractor has selected a particular supplier’s capital equipment, the manufacturer generally relies upon that equipment for the specific production line application and, to the extent possible, subsequent generations of similar products. Accordingly, it is difficult to achieve significant sales to a particular customer once another supplier’s capital equipment has been selected.

We experience competition in advanced packaging from various proximity aligner companies such as Suss Microtec AG (Suss Microtec) and projection companies such as Ushio, Inc. (Ushio). In nanotechnology, we experience competition from proximity aligner companies, such as Suss Microtec, as well as other stepper manufacturers who have developed or are developing tools specifically designed for nanotechnology applications. We expect our competitors to continue to improve the performance of their current products and to introduce new products with improved price and performance characteristics. This could cause a decline in sales or loss of market acceptance of our steppers in our served markets, and thereby materially adversely affect our business, financial condition and results of operations. Enhancements to, or future generations of, competing products may be developed that offer superior cost of ownership and technical performance features.

With respect to our laser annealing technologies, marketed under the LSA100 product name, the primary competition comes from companies such as Applied Materials, Inc., and Dainippon Screen Manufacturing Co., LTD. Many of these companies offer products utilizing rapid thermal processing, or RTP, which is the current prevailing manufacturing technology. RTP does not prevent semiconductor device manufacturers from scaling the lateral dimensions of their transistors to obtain improved performance, but diffusion resulting from the time scales associated with RTP limits the vertical dimension of the junctions. Faster annealing times result in shallower and more abrupt junctions and faster transistors. We believe our annealing technology results in faster transistors for a given size. We believe that RTP manufacturers recognize the need to reduce thermal cycle times and are working toward this goal. In July 2000, we licensed certain rights to our then existing laser processing technology, with reservations, to a competing manufacturer of semiconductor equipment. We presently anticipate that this company will offer laser-annealing tools to the semiconductor industry that will compete with our offerings.

Another potential advanced annealing solution utilizes flash lamp annealing technology, or FLA. Several companies have published papers on annealing tools that incorporate flash lamp technology in order to reduce annealing times and increase anneal temperatures. Developers of FLA technology claim to have overcome annealing difficulties at the 65nm node. This technique, which employs xenon flash lamps, has shown improvements over RTP in junction depth and sheet resistance, but we believe FLA will suffer from pattern-related non-uniformities and could require additional, costly processes to reduce the reflectivity of different areas within the chip or wafer. Our proprietary laser processing solution has been specifically developed to provide junction annealing on near-instantaneous time-scales, while maintaining low sheet resistance. Laser spike annealing, the first implementation of laser processing, activates dopants in the microsecond-to-millisecond time frame without melting. Our research indicates that, at temperatures just below the melting point of silicon, time durations in the microsecond to millisecond range, are required to achieve full activation, and dopant diffusion is minimal.

Additionally, competition to our laser processing products may come from other laser annealing tools, including those presently being used by the flat panel display industry to re-crystallize silicon. Manufacturers of these tools may try to extend the use of their technologies to semiconductor device applications.

We believe that in order to be competitive, we will need to continue to invest significant financial resources in new product development, new features and enhancements to existing products, the introduction of new stepper systems in our served markets on a timely basis, and maintaining customer service and support centers worldwide. In marketing our products, we may also face competition from vendors employing other technologies. In addition, increased competitive pressure has led to intensified price-based competition in certain of our markets, resulting in lower prices and margins. Should these competitive trends continue, our business, financial condition and operating results may be materially adversely affected.

We sell our products primarily to a limited number of customers and to customers in a limited number of industries, which subjects us to increased risks related to the business performance of our customers, and therefore their need for our products, and the business cycles of the markets into which we sell.

Historically, we have sold a substantial portion of our systems to a limited number of customers. In 2005, 2004, and 2003, Intel Corporation accounted for 13%, 10%, and 26% of our net sales. We expect that sales to a relatively few customers will continue to account for a high percentage of our net sales in the foreseeable future and believe that our financial results depend in significant part upon the success of these major customers and our ability to meet their future capital equipment needs. Although the composition of the group comprising our largest customers may vary from period to period, the loss of a significant customer or any reduction in orders by a significant customer, including reductions due to market, economic or competitive conditions in the semiconductor, semiconductor packaging or nanotechnology industries or in the industries that manufacture products utilizing integrated circuits, thin film heads or other nanotechnology components, would likely have a material adverse effect on our business, financial condition and results of operations. Our ability to maintain or increase our sales in the future depends, in part, on our ability to obtain orders from new customers as well as the financial condition and success of our existing customers, the semiconductor and nanotechnology industries and the economy in general.

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

On a market application basis, sales to the semiconductor industry, primarily for advanced packaging applications, accounted for approximately 79% and 75% of system revenue for the years ended 2005 and 2004, respectively. In 2005 and 2004, approximately 21% and 25%, respectively, of our systems revenue was derived from sales to nanotechnology manufacturers, including micro systems, thin film head and optical device manufacturers. Our future operating results and financial condition would be materially adversely impacted by a downturn in any of these market segments, or by loss of market share in any of these segments. A growing portion of our backlog of system orders is comprised of laser spike annealing tools. To date, we have limited experience with this technology. Should significant demand not materialize, due to technical, production, market, or other factors, our business, financial position and results of operations would be materially adversely impacted.

We rely on a limited number of outside suppliers and subcontractors to manufacture certain components and subassemblies, and on single or a limited group of outside suppliers for certain materials for our products, which could result in a potential inability to obtain an adequate supply of required components due to the suppliers’ failure or inability to provide such components in a timely manner, or at all, and reduced control over pricing and timely delivery of components and materials, any of which could adversely affect our results of operations.

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

The semiconductor industry historically has been highly cyclical and has experienced periods of oversupply, which has in turn affected the market for semiconductor equipment such as ours and which can adversely affect our results of operations during such periods.

Our business depends in significant part upon capital expenditures by manufacturers of semiconductors, advanced packaging semiconductors and nanotechnology components, including thin film head magnetic recording devices, which in turn depend upon the current and anticipated market demand for such devices and products utilizing such devices. The semiconductor industry historically has been highly cyclical and has experienced recurring periods of oversupply. This has, from time to time, resulted in significantly reduced demand for capital equipment including the systems manufactured and marketed by us. We believe that markets for new generations of semiconductors and semiconductor packaging will also be subject to similar fluctuations. Our business and operating results would be materially adversely affected by downturns or slowdowns in the semiconductor packaging market or by loss of market share. Accordingly, we may not be able to achieve or maintain our current or prior level of sales. We attempt to mitigate the risk of cyclicality by participating in multiple markets including semiconductor, semiconductor packaging, and nanotechnology sectors, as well as diversifying into new markets such as laser-based annealing for implant activation and other applications. Despite such efforts, when one or more of such markets experiences a downturn or a situation of excess capacity, our net sales and operating results are materially adversely affected.

Our industry is subject to rapid technological change and product innovation, which could result in our technologies and products being replaced by those of our competitors, which would adversely affect our business and results of operations.

The semiconductor and nanotechnology manufacturing industries are subject to rapid technological change and new product introductions and enhancements. Our ability to be competitive in these and other markets will depend, in part, upon our ability to develop new and enhanced systems and related software tools, and to introduce these systems and related software tools at competitive prices and on a timely and cost-effective basis to enable customers to integrate them into their operations either prior to or as they begin volume product manufacturing. We will also be required to enhance the performance of our existing systems and related software tools. Our success in developing new and enhanced systems and related software tools depends upon a variety of factors, including product selection, timely and efficient completion of product design, timely and efficient implementation of manufacturing and assembly processes, product performance in the field and effective sales and marketing. Because new product development commitments must be made well in advance of sales, new product decisions must anticipate both future demand and the technology that will be available to meet that demand. We may not be successful in selecting, developing, manufacturing or marketing new products and related software tools or enhancing our existing products and related software tools. Any such failure would materially adversely affect our business, financial condition and results of operations.

Because of the large number of components in our systems, significant delays can occur between a system’s introduction and our commencement of volume production of such systems. We have experienced delays from time to time in the introduction of, and technical and manufacturing difficulties with, certain of our systems and enhancements and related software features and options, and may experience delays and technical and manufacturing difficulties in future introductions or volume production of new systems or enhancements and related software features and options.

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

A substantial portion of our sales are outside of the United States, which subjects us to risks related to customer service, installation, foreign economic and political stability, uncertain regulatory and tax rules, and foreign exchange rate fluctuations, all of which make it more difficult to operate our business.

International sales accounted for approximately 69%, 65% and 61% of total net sales for the years 2005, 2004 and 2003, respectively. We anticipate that international sales, which typically have lower gross margins than domestic sales, principally due to increased competition and higher field service and support costs, will continue to account for a significant portion of total net sales. As a result, a significant portion of our net sales will continue to be subject to certain risks, including unexpected changes in regulatory requirements; difficulty in satisfying existing regulatory requirements; exchange rate fluctuations; tariffs and other barriers; political and economic instability; difficulties in accounts receivable collections; natural disasters; difficulties in staffing and managing foreign subsidiary and branch operations; and potentially adverse tax consequences.

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

We are dependent on our key personnel, especially Mr. Zafiropoulo our Chief Executive Officer, and our business and results of operations would be adversely affected if we were to lose our key employees.

Our future operating results depend, in significant part, upon the continued contributions of key personnel, many of whom would be difficult to replace. We have entered into employment agreements with only a limited number of our employees, including our Chief Executive Officer, President, Chief Financial Officer and Senior Vice President World-wide Sales and Customer Operations, and our employees are employed “at will.” Some of these agreements contain vesting acceleration and severance payment provisions that could result in significant costs or charges to us should the employee be terminated without cause, die or have a disability. We do not maintain any life insurance on any of our key people. The loss of key personnel could have a material adverse effect on our business, financial condition and results of operations. In addition, our future operating results depend in significant part upon our ability to attract and retain other qualified management, manufacturing, technical, sales and support personnel for our operations. There are only a limited number of persons with the requisite skills to serve in these positions and it may become increasingly difficult for us to hire such personnel over time. At times, competition for such personnel has been intense, particularly in the San Francisco Bay Area where we maintain our headquarters and principal operations, and there can be no assurance that we will be successful in attracting or retaining such personnel. The failure to attract or retain such persons would materially adversely affect our business, financial condition and results of operations.

Changes in financial accounting standards or policies in the past have affected, and in the future may, affect, our reported results of operations.

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

Accounting policies affecting many other aspects of our business, including rules relating to revenue recognition, off-balance sheet transactions, employee stock options, restructurings, asset disposals and asset retirement obligations, intangible assets, derivative and other financial instruments, and in-process research and development charges, have recently been revised or are under review. Changes to those rules or the questioning of how we interpret or implement those rules may have a material adverse effect on our reported financial results or on the way we conduct business. In addition, our preparation of financial statements in accordance with U.S. GAAP requires that we make estimates and assumptions that affect the recorded amounts of assets and liabilities, disclosure of those assets and liabilities at the date of the financial statements and the recorded amounts of expenses during the reporting period. A change in the facts and circumstances surrounding those estimates could result in a change to our estimates and could impact our future operating results.

Changes in securities laws and listing standards, in particular those that have resulted from the passage of the Sarbanes-Oxley Act of 2002 and related rules and regulations, have increased our legal and financial costs, and we expect to continue to spend significant resources to comply with these requirements.

The Sarbanes-Oxley Act of 2002 required changes in our corporate governance, public disclosure and compliance practices. The number of rules and regulations applicable to us have increased and will continue to increase our legal and financial compliance costs, and have made some activities more difficult, such as by requiring stockholder approval of new option plans. In addition, we have incurred and expect to continue to incur significant costs in connection with compliance with Section 404 of the Sarbanes-Oxley Act regarding internal controls over financial reporting. We incurred significant costs to achieve initial compliance with Section 404, and we expect ongoing annual costs to maintain compliance to also be substantial. We also expect these developments to make it more difficult and more expensive to obtain director and officer liability insurance, and we may be required to accept reduced coverage or incur substantially higher costs to obtain coverage. These developments could make it more difficult for us to attract and retain qualified members of our board of directors, particularly to serve on our audit committee, and qualified executive officers. In addition, in connection with our Section 404 certification process, we may identify from time to time deficiencies in our internal controls. Any material weakness or deficiency in our internal controls over financial reporting could materially and negatively impact our reported financial results and the market price of our stock could significantly decline. Additionally, adverse publicity related to the disclosure of a material weakness or deficiency in internal controls over financial reporting could have a negative impact on our reputation, business and stock price.

Our shareholder rights plan, equity incentive plans, certain provisions of our Certificate of Incorporation and Bylaws, and Delaware law may discourage third parties from pursuing a change of control transaction with us.

Certain provisions of our Certificate of Incorporation, equity incentive plans, Shareholder Rights Plan, licensing agreements, Bylaws and Delaware law may discourage certain transactions involving a change in control of our company. In addition to the foregoing, our classified board of directors, the shareholdings of Ultratech’s officers, directors and persons or entities that may be deemed affiliates and the ability of the Board of Directors to issue “blank check” preferred stock without further stockholder approval could have the effect of delaying, deferring or preventing us from experiencing a change in control and may adversely affect the voting and other rights of holders of our Common Stock.

Our stock price has experienced significant volatility in the past and we expect this to continue in the future as a result of many factors, some of which could be unrelated to our operating performance, and such volatility can have a major impact on the number of shares subject to outstanding stock options that are included in calculating our earnings per share.

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

As of March 1, 2006, we had approximately 6,268,866 million stock options outstanding. Among other determinants, the market price of our stock has a major bearing on the number of stock options outstanding that are included in the weighted-average shares used in determining our net income (loss) per share. During periods of extreme volatility, the impact of higher stock prices can have a materially dilutive effect on our net income (loss) per share. Additionally, options are excluded from the calculation of net income (loss) per share when we have a net loss or when the exercise price of the stock option is greater than the average market price of our Common Stock, as the impact of the stock options would be anti-dilutive.

Our results of operations and business could be adversely affected by wars and other military action, as well as terrorist attacks and threats and government responses thereto, especially if any such actions were directed at us or our facilities or customers.

Terrorist attacks in the United States and elsewhere, government responses thereto, and military actions in Iraq, Afghanistan and elsewhere, may disrupt our operations or those of our customers and suppliers and may affect the availability of materials needed to manufacture our products or the means to transport those materials to manufacturing facilities and finished products to customers. In addition, any of these events could increase volatility in the United States and world financial markets which may depress the price of our Common Stock and may limit the capital resources available to us or our customers or suppliers, which could result in decreased orders from customers, less favorable financing terms from suppliers, and scarcity or increased costs of materials and components of our products. Additionally, terrorist attacks directly upon us may significantly disrupt our ability to conduct our business. Any of these occurrences could have a significant impact on our operating results, revenues and costs and may result in increased volatility of the market price of our Common Stock.

ITEM 1B.       UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.                PROPERTIES

Ultratech maintains its headquarters and manufacturing operations in San Jose, California in two leased facilities, totaling approximately 177,000 square feet, which contain general administration and finance, marketing and sales, customer service and support, manufacturing and research, development, and engineering. The leases for these facilities expire at various dates from March 2010 to January 2011. We also lease sales and support offices in the United States in Dallas, Texas and Woburn, Massachusetts under leases expiring in 2006 and 2008, respectively. We maintain offices outside the United States in Taiwan, the Philippines, Japan, Korea, France, China and the United Kingdom, with terms expiring between seven months and ten years from December 31, 2005. We believe that our existing facilities will be adequate to meet our currently anticipated requirements and that suitable additional or substitute space will be available as needed.

ITEM 3.                LEGAL PROCEEDINGS

On February 29, 2000, we filed lawsuits asserting patent infringement and related claims against Nikon, Canon, and ASML in the U.S. District Court for the Eastern District of Virginia. In April 2000, we reached a settlement with Nikon, and in September 2001, we reached a settlement with Canon. In the patent litigation against ASML, a jury trial was conducted during the three-month period ended July 2, 2005. The jury reached a verdict that the patent was infringed, but that the asserted claims of the patent were invalid. We filed a post-trial motion for a new trial and for judgment as a matter of law in our favor. ASML also filed a motion for judgment as a matter of law seeking to invalidate three of the asserted claims for lack of enablement and requested that the court awards costs. On February 13th, 2006, the Court denied our post-trial motions, including the motion for a new trial, and entered judgment in favor of ASML invalidating three claims of the patent for lack of enablement. The Court also awarded ASML approximately $330,000 in costs. Ultratech intends to appeal the final judgment.

On July 11, 2003, we filed a lawsuit against a Southern California company asserting infringement of certain claims related to U.S. patent No. 5,621,813 in the U.S. District Court in and for the Northern District of California. On May 17, 2005, the court found the subject patent to be invalid. We have appealed this decision and that appeal is pending. The defendant subsequently brought a motion for reimbursement of its attorneys’ fees and costs in a total asserted amount of approximately $2 million. We opposed this motion, and on October 12, 2005, the District Court denied the defendant’s request for attorneys’ fees in its entirety. On November 3, 2005, the defendant filed a notice of appeal with respect to the court’s ruling on its motion for attorneys’ fees.

ITEM 4.                SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter ended December 31, 2005.

Executive Officers of the Registrant

As of December 31, 2005, the executive officers of Ultratech, who are appointed by and serve at the discretion of the Board of Directors, were as follows:

Name	Age	Position with the Company
Arthur W. Zafiropoulo	66	Chairman of the Board of Directors and Chief Executive Officer
John E. Denzel	46	President and Chief Operating Officer
Bruce R. Wright	57	Senior Vice President, Finance, Chief Financial Officer and Secretary
Rick P. Friedman	49	Senior Vice President of World-wide Sales and Customer Operations

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

Mr. Friedman has served as Senior Vice President of Worldwide Sales and Customer Operations since August 2005. From June 2004 to August 2005, Mr. Friedman served as Senior Vice President of Worldwide Sales and Marketing. Prior to joining Ultratech, Mr. Friedman served as Vice President, Worldwide Sales and Field Operations for Asyst Technologies, Inc. from January 2002 to June 2004. Prior to joining Asyst, Mr. Friedman spent nine years with Lam Research Corp, where he held a number of leadership positions with both regional and world-wide responsibility for sales and service. He joined Lam Research Corporation as a result of its 1993 acquisition of Drytek, Inc., where he served in key sales roles at both the regional and national level.

PART II

ITEM 5.                MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our Common Stock is traded on the Nasdaq National Market under the symbol UTEK. The following table sets forth, for the periods indicated, the range of high and low reported sale prices of our Common Stock on the Nasdaq National Market

Fiscal 2005—Fiscal Quarter Ended		March 31	June 30	September 30	December 31
Market Price:	High	$19.12	$21.64	$22.93	$17.87
	Low	$13.50	$14.29	$13.57	$13.21

Fiscal 2004—Fiscal Quarter Ended		March 31	June 30	September 30	December 31
Market Price:	High	$35.55	$24.95	$17.75	$19.45
	Low	$20.37	$13.69	$10.99	$15.11

As of March 1, 2006, we had approximately 336 stockholders of record.

Ultratech’s fiscal quarters in 2005 ended on April 2, 2005, July 2, 2005, October 1, 2005 and December 31, 2005, and our fiscal quarters in 2004 ended on April 3, 2004, July 3, 2004, October 2, 2004 and December 31, 2004. For convenience of presentation, our fiscal quarters in each year have been shown as ending on March 31, June 30, September 30, and December 31.

We have not paid cash dividends on our Common Stock since inception, and our Board of Directors presently plans to reinvest our earnings in our business. Accordingly, it is anticipated that no cash dividends will be paid to holders of Common Stock in the foreseeable future.

On August 24, 2005, we issued 1,500 shares of our common stock in an unregistered, private placement under Section 4(2) of the Securities Act of 1933 to SEMI Foundation, a non-profit global trade organization, to support their efforts to educate youth interested in science and math about career opportunities in the semiconductor industry.

In August 2004, we issued 1,250 shares of our Common Stock in an unregistered, private placement under Section 4(2) of the Securities Act of 1933 to SEMI Foundation, a non-profit global trade organization, to support their efforts to educate youth interested in science and math about career opportunities in the semiconductor equipment industry.

In November 2003, we issued 1,000 shares of our Common Stock in an unregistered, private placement under Section 4(2) of the Securities Act of 1933 to SEMI Foundation, a non-profit global trade organization, to support their efforts to educate youth interested in science and math about career opportunities in the semiconductor equipment industry.

The following table sets forth our repurchases of our securities during the fourth quarter of fiscal 2005:

Issuer Purchases of Equity Securities
				Maximum number (or
				approximate dollar
			Total number of shares	value) of shares that
			purchased as part of	may yet be purchased
Period	Total number of shares purchased	Average price paid per share	publicly announced plans or programs(1)	under the plans or programs
October 1-29	147,000	13.69	147,000	$27,987,310
October 30-November 26	497,535	14.42	497,535	$20,812,188
November 27-December 31	—	—	—	$20,812,188
Total	644,535	14.25	644,535

(1)          We announced on September 19, 2005 that our Board of Directors authorized the repurchase of up to $30 million of our common stock in the open market at then prevailing market prices during the period commencing September 19, 2005 through September 30, 2007.

ITEM 6.                SELECTED FINANCIAL DATA

In thousands, except per share data and percentage information	2005	2004	2003(c)	2002(b)	2001(a)
Operations:
Net sales	$122,366	$109,892	$100,121	$68,506	$130,680
Gross profit	52,047	52,693	46,611	14,850	44,781
Gross profit as a percentage of net sales	43%	48%	47%	22%	34%
Operating income (loss)	$(4,875)	$(2,429)	$2,972	$(36,506)	$(24,465)
Income (loss) before income taxes and cumulative effect of a change in accounting principle	$(522)	1,069	6,996	(30,248)	(16,806)
Pre-tax income (loss) as a percentage of net sales	(0.4)%	1.0%	7.0%	(44.2)%	(12.9)%
Provision (benefit) for income taxes	699	$445	$(570)	$(4,866)	$1,038
Income (loss) before cumulative effect of a change in accounting principle	$(1,221)	624	7,566	(25,382)	(17,844)
Cumulative effect of the adoption of FIN 47	$(1,122)	—	—	—	—
Net income (loss)	(2,343)	624	7,566	(25,382)	(17,844)
Income (loss) before cumulative effect of a change in accounting principle per share—basic	$(0.05)	$0.03	$0.33	$(1.12)	$(0.81)
Cumulative effect of the adoption of FIN 47 per share—basic	$(0.05)	—	—	—	—
Net income (loss) per share—basic	$(0.10)	$0.03	$0.33	$(1.12)	$(0.81)
Number of shares used in per share computation—basic	23,964	23,733	23,017	22,586	22,143
Income (loss) before cumulative effect of a change in accounting principle per share—diluted	$(0.05)	$0.03	$0.31	$(1.12)	$(0.81)
Cumulative effect of the adoption of FIN 47 per share—diluted	$(0.05)	—	—	—	—
Net income (loss) per share—diluted	$(0.10)	$0.03	$0.31	$(1.12)	$(0.81)
Number of shares used in per share computation—diluted	23,964	24,734	24,476	22,586	22,143
Balance sheet:
Cash, cash equivalents and short-term investments	$141,067	$151,627	$165,902	$157,529	$169,154
Working capital	165,181	169,621	170,501	152,160	162,826
Total assets	222,309	230,546	220,748	222,366	243,419
Stockholders’ equity	188,950	193,290	190,739	171,754	195,281
Other data:
Return on average equity	(1)%	0%	4%	(14)%	(9)%
Book value per common share outstanding	$7.96	$8.10	$8.09	$7.59	$8.70
Current ratio	7.46	6.31	7.49	4.29	4.39
Capital expenditures	$8,596	$9,868	$6,073	$4,800	$5,389
Income tax provision (benefit) as percentage of pre-tax income (loss)	(349)%	42%	(8)%	16%	(6)%

Pro Forma Presentation (unaudited)

	Years Ended December 31,
	2005	2004	2003	2002	2001
Net income (loss) as reported, excluding cumulative effect of change in accounting principle	$(1,221)	$624	$7,566	$(25,382)	$(17,844)
Net income (loss) per share, excluding cumulative effect of change in accounting principle—basic, as reported	$(0.05)	$0.03	$0.33	$(1.12)	$(0.81)
Net income (loss) per share, excluding cumulative effect of change in accounting principle—diluted, as reported	$(0.05)	$0.03	$0.31	$(1.12)	$(0.81)
Net income (loss), including pro forma adjustment for the retroactive application of FIN 47	$(1,571)	$432	$7,398	$(25,528)	$(17,978)
Pro forma net income (loss) per share—basic	$(0.07)	$0.02	$0.32	$(1.13)	$(0.81)
Pro forma net income (loss) per share—diluted	$(0.07)	$0.02	$0.30	$(1.13)	$(0.81)

Quarterly Data

Unaudited, in thousands, except per share data	1st	2nd	3rd	4th
2005
Net sales	$27,962	$28,826	$30,349	$35,229
Gross profit	12,278	11,689	13,014	15,066
Operating income (loss)	(2,855)	(3,340)	(214)	1,534
Income before cumulative effect of change in accounting principle	—	—	—	2,474
Cumulative effect of the adoption of FIN 47	—	—	—	(1,122)
Net income (loss)	(1,896)	(1,994)	195	1,352
Net income (loss) per share—basic:
Income before cumulative effect of change in accounting principle	$(0.08)	$(0.08)	$0.01	$0.10
Cumulative effect of the adoption of FIN 47	—	—	—	$(0.04)
Net income (loss)	$(0.08)	$(0.08)	$0.01	$0.06
Number of shares used in per share computation—basic	23,877	23,944	24,129	23,905
Net income (loss) per share—diluted:
Income before cumulative effect of change in accounting principle	$(0.08)	$(0.08)	$0.01	$0.10
Cumulative effect of the adoption of FIN 47	—	—	—	$(0.04)
Net income (loss)	$(0.08)	$(0.08)	$0.01	$0.06
Number of shares used in per share computation—diluted	23,877	23,944	25,067	24,323
2004
Net sales	$26,611	$22,497	$32,393	$28,391
Gross profit	13,060	10,173	16,210	13,250
Operating income (loss)	(332)	(3,330)	2,203	(970)
Net income (loss)	527	(2,266)	2,845	(482)
Net income (loss) per share—basic	$0.02	$(0.10)	$0.12	$(0.02)
Number of shares used in per share computation—basic	23,683	23,705	23,764	23,819
Net income (loss) per share—diluted	$0.02	$(0.10)	$0.12	$(0.02)
Number of shares used in per share computation—diluted	25,663	23,705	24,044	23,819

(a)           Operating loss in 2001 includes a charge of $11,070,000 related to cost of discontinued products, and $12,278,000 related to restructure of operations.

(b)          Operating loss in 2002 includes a charge of: $5,305,000 related to cost of inventory write-downs; $1,425,00 related to cost of discontinued products; and $4,090,000 related to restructure of operations.

(c)           Operating income (loss) in 2003, in the second, third and fourth quarters, includes the favorable impact of selling inventory and discontinued products previously written down of $740,000, $363,000 and $569,000, respectively. Operating income (loss) in 2003, in the second and fourth quarters, also includes the favorable impact of reducing reserves established in prior years for the restructuring of operations of $114,000 and $614,000, respectively.

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

OVERVIEW

Ultratech, Inc. develops, manufactures and markets photolithography and laser thermal processing equipment for manufacturers of integrated circuits and nanotechnology components located throughout North America, Europe, Japan, Taiwan and the rest of Asia.

We supply step-and-repeat photolithography systems based on one-to-one imaging technology. Within the integrated circuit industry, we target the market for advanced packaging applications. Within the nanotechnology industry, our target markets include thin film head magnetic recording devices, optical networking devices, laser diodes and LEDs (light emitting diodes). Our laser thermal processing equipment is targeted at advanced annealing applications within the semiconductor industry.

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

Inventories and Purchase Order Commitments

The semiconductor industry is characterized by rapid technological change, changes in customer requirements and evolving industry standards. We perform a detailed assessment of inventory at each balance sheet date, which includes a review of, among other factors, demand requirements and market conditions. Based on this analysis, we record adjustments, when appropriate, to reflect inventory at lower of cost or market. Although we make every effort to ensure the accuracy of our forecasts of product demand, any significant unanticipated changes in demand, product mix or technological developments would significantly impact the value of our inventory and our reported operating results. In the future, if we find that our estimates are too optimistic and we determine that our inventory needs to be written down, we will be required to recognize such costs in our cost of sales at the time of such determination. For example, if the demand assumption used in our assessment at December 31, 2005 was reduced by 10%, assuming all other assumptions such as product mix are kept the same and that mitigation efforts were not possible, we would have had to write down our inventory and open purchase commitments by $48,000. Conversely, if we find our estimates are too pessimistic and we subsequently sell product that has previously been written down, our gross margin in that period will be favorably impacted. During 2002, we recorded a write down of inventory of $6.7 million and subsequently we realized favorable gross margin impacts of $0.1 million, $1.0 million and $1.7 million, respectively, in 2005, 2004 and 2003 due to sales of inventory that was previously written down.

Warranty Obligations

We recognize the estimated cost of our product warranties at the time revenue is recognized. Our warranty obligation is affected by product failure rates, material usage rates and the efficiency by which the product failure is corrected. Should actual product failure rates, material usage rates and labor efficiencies differ from our estimates, revisions to the estimated warranty liability would be required which could result in future charges or credits to our gross margins. During the three years ended December 31, 2005, our estimates and assumptions have not changed significantly and our estimates have approximated actual costs incurred. In 2005, the Company commenced volume shipments of its unity-based lithography systems. As may occur with new product introductions, after-sales (warranty) costs were higher than anticipated. The Company believes its warranty accrual, as of December 31, 2005, will be sufficient to satisfy outstanding obligations as of that date.

Allowance for Bad Debt

We maintain an allowance for estimated losses resulting from the inability of our customers to make required payments. This reserve is established based upon historical trends, current economic conditions, delinquency status based on contractual terms and an analysis of specific exposures. If the financial condition of our customers were to deteriorate, or even a single customer was otherwise unable to make payments, additional allowances may be required. The average selling price of our systems is in excess of $2.0 million. Accordingly, a single customer default could have a material adverse effect on our results of operations. Our bad debt reserve as a percentage of gross accounts receivable increased from 1.5% at December 31, 2003 to 2.9% at December 31, 2005 due to the impact of bad debt expense associated with a customer bankruptcy filing ($0.3 million) during 2005.

Deferred Income Taxes

We record a valuation allowance to reduce our deferred tax assets to the amount that is more likely than not to be realized. As of December 31, 2005, we had recorded a valuation allowance of $74.0 million to fully reserve our U.S. net deferred tax assets. As of December 31, 2005, we had recorded approximately $0.3 million of foreign deferred tax assets related to our Japanese operations. Based on projected future pre-tax income in Japan, these assets were not subject to a valuation allowance as it is more likely than not that they will be realized in the future.

RESULTS OF OPERATIONS

We derive a substantial portion of our total net sales from sales of a relatively small number of newly manufactured systems, which typically range in price from $1.2 million to $4.5 million. As a result of these high sale prices, the timing and recognition of revenue from a single transaction has had and most likely will continue to have a significant impact on our net sales and operating results for any particular period.

Our backlog at the beginning of a period typically does not include all of the sales needed to achieve our sales objectives for that period. In addition, orders in backlog are subject to cancellation, shipment or customer acceptance delays, and deferral or rescheduling by a customer with limited or no penalties. Consequently, our net sales and operating results for a period have been and will continue to be dependent upon our obtaining orders for systems to be shipped and accepted in the same period in which the order is received. Our business and financial results for a particular period could be materially adversely affected if an anticipated order for even one system is not received in time to permit shipment and customer acceptance during that period. Furthermore, a substantial portion of our shipments have historically occurred near the end of each quarter. Delays in installation and customer acceptance due, for example, to our inability to successfully demonstrate the agreed-upon specifications or criteria at the customer’s facility, or to the failure of the customer to permit installation of the system in the agreed upon time, may cause net sales in a particular period to fall significantly below our expectations, which may materially adversely affect our operating results for that period. This risk is especially applicable in connection with the introduction and initial sales of a new product line. Additionally, the failure to receive anticipated orders or delays in shipments due, for example, to rescheduling, delays, deferrals or cancellations by customers, additional customer configuration requirements, or to unexpected manufacturing difficulties or delays in deliveries by suppliers due to their long production lead times or otherwise, have caused and may continue to cause net sales in a particular period to fall significantly below our expectations, materially adversely affecting our operating results for that period. In particular, the long manufacturing and acceptance cycles of our advanced packaging family of wafer steppers and laser thermal processing systems and the long lead time for lenses and other materials, could cause shipments and acceptances of such products to be delayed from one quarter to the next, which could materially adversely affect our financial condition and results of operations for a particular quarter.

Additionally, the need for continued expenditures for research and development, capital equipment, ongoing training and worldwide customer service and support, among other factors, will make it difficult for us to reduce our operating expenses in a particular period if we fail to achieve our net sales goals for the period.

Net sales

2005 vs. 2004

			Amount of	Percentage
(in millions)	2005	2004	Change	change
Sales of:
Systems	$93.2	$82.0	$11.2	14%
Spare parts	15.2	11.4	3.8	33%
Services	12.5	12.3	0.2	2%
Licenses	1.5	4.2	(2.7)	-64%
Total Net Sales	$122.4	$109.9	$12.5	11%

Net sales consist of revenues from system sales, spare parts sales, services and licensing of technologies. System sales increased 14%, to $93.2 million. The average selling price of systems sold increased 29% from the prior year primarily as a result of increased sales to laser thermal processing and advanced packaging customers. The number of systems sold declined by 12% as a result of decreased sales of the Company’s 1000 and 100 series products. In 2005, refurbished systems accounted for approximately 18% of units sold as compared to 30% of units sold in 2004. This percentage can fluctuate from year to year and, as refurbished units generally have lower average selling prices than new units, any such fluctuation will impact the weighted average selling price of the systems sold.

On a product market application basis, system sales to the semiconductor industry were $ 73.4 million for the year ended December 31, 2005, an increase of 19% as compared with system sales of $61.5 million in 2004. This increase was due to an 18% increase in sales to the advanced packaging markets and a 217% increase in laser thermal processing system sales. These systems typically have significantly higher average selling prices, as compared to the Company’s nanotechnology offerings. System sales to the nanotechnology market were $19.8 million for the year ended December 31, 2005, a decrease of 3% as compared with sales of $20.5 million in 2004.

Sales of spare parts for 2005 increased 33%, to $15.2 million, as compared to 11.4 million in 2004. This increase was mainly due to more revenue from system upgrades in 2005 as compared to 2004. Revenues from services grew 2% to $12.5 million for the year ended December 31, 2005 as compared with $12.3 million in 2004.

Revenues from licensing and licensing support arrangements declined to $1.5 million, as compared with $4.2 million in 2004, as a result of the completion of the amortization period of prior-period proceeds from licensing agreements. Future revenues from licensing activities, if any, will be contingent upon existing and future licensing and royalty arrangements, including those, if any, resulting from litigation. The Company may not be successful in generating licensing revenues in the future.

At December 31, 2005, we had approximately $2.0 million of deferred product and services income resulting from products shipped but not yet installed and accepted and deferred service revenue, as compared with $1.2 million at December 31, 2004.

For the year ended December 31, 2005, international net sales were $84.9 million, or 69% of total net sales, as compared with $71.7 million, or 65% of total net sales for 2004. We expect sales to international customers to continue to represent a significant majority of our revenues during 2006. Our revenue derived from sales in foreign countries is not generally subject to significant exchange rate fluctuations, principally because sales contracts for our systems are generally denominated in U.S. dollars. In Japan, however, orders are often denominated in Japanese yen. For the year ended December 31, 2005, we recorded system sales in Japan of $12.5 million, of which 26% were denominated in Japanese yen. This subjects us to the risk of currency fluctuations. We attempt to mitigate this risk by entering into foreign currency forward exchange contracts for the period between when an order is received and when it is recorded as revenue. After recording revenue, we use various mechanisms, such as foreign currency forward exchange contracts and natural hedges, to offset substantial portions of the gains or losses associated with our Japanese yen denominated receivables due to exchange rate fluctuations. We had approximately $1.6 million of Japanese yen-denominated receivables at December 31, 2005. International sales expose us to a number of additional risks, including fluctuations in the value of local currencies relative to the U.S. dollar, which impact the relative cost of ownership of our products and, thus, the customer’s willingness to purchase our product. (See “Risk Factors: International Sales”).

2004 vs. 2003

(millions)	2004	2003	Amount of Change	Percentage change
Sales of:
Systems	$82.0	$73.6	$8.4	11%
Spare parts	11.4	12.3	(0.9)	(7)%
Services	12.3	10.6	1.7	16%
Licenses	4.2	3.7	0.5	14%
Total Net Sales	$109.9	$100.1	$9.8	10%

System sales in 2004 increased 11%, to $82.0 million, on a unit volume increase of 14% as compared to 2003. The weighted-average selling prices of systems sold declined 2% from 2003 due to an increase in the percentage of refurbished systems sold as compared to 2003. In 2004, refurbished systems accounted for approximately 30% of units sold as compared to 22% of units sold in 2003.

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

Revenues from licensing and licensing support arrangements increased to $4.2 million in 2004, as compared with $3.7 million in 2003, as a result of a payment we received from a company under a licensing agreement.

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

For the year ended December 31, 2004, international net sales were $ 71.7 million, or 65 % of total net sales, as compared with $61.4 million, or 61% of total net sales for 2003.

Gross profit

2005 vs. 2004

On a comparative basis, gross margins were 42.5% and 47.9% for 2005 and 2004, respectively. The 5.4 percentage point decline in gross margin in 2005 was due to changes in revenue mix resulting primarily from the three laser thermal processing systems accepted during the fourth quarter of 2005 (2.5 points), certain manufacturing costs (1.3 points) and installation costs (0.9 points) resulting from the production and shipment ramp of our laser thermal processing systems and unity platform lithography systems and higher manufacturing costs resulting from facilities upgrades completed in late 2004 (0.7 points).

Exclusive of licensing revenues, gross margin was 41.8% for 2005 as compared with 45.9% for 2004. We believe disclosure of gross margins without reference to licensing revenues provides additional appropriate disclosure to allow comparison of our product and service gross margins over time because there is little, if any, cost of sales associated with our licensing revenues.

Our gross profit as a percentage of sales has been and most likely will continue to be significantly affected by a variety of factors, including the mix of products sold; the introduction of new products, which typically have higher manufacturing, installation and after-sale support costs until efficiencies are realized and which are typically discounted more than existing products until the products gain market acceptance; the rate of capacity utilization; writedowns of inventory and open purchase commitments; technology support and licensing revenues, which have no associated cost of sales; product discounts, pricing and competition in our targeted markets; non-linearity of shipments during the quarter which can result in manufacturing inefficiencies; the percentage of international sales, which typically have lower gross margins than domestic sales principally due to higher field service and support costs; and start-up costs and inefficiencies associated with the implementation of subcontracting arrangements.

2004 vs. 2003

On a comparative basis, gross margins were 47.9% and 46.6% for 2004 and 2003, respectively. The 1.3 percentage point improvement in gross margin in 2004 was due primarily to costs associated with increased production and services activity (2.1 points) and increased license revenue which has little, if any, cost of sales associated with it (.5 points) offset partially by the favorable impact in 2003 from the sale of 3 XLS reduction lithography systems which had been previously written down (0.7 percentage points) and the favorable impact in 2003 due primarily to the sale of inventory previously written down (0.6 percentage points).

Exclusive of licensing revenues, gross margin was 45.9% for 2004 as compared with 44.5% for 2003. We believe disclosure of gross margins without reference to licensing revenues provides additional appropriate disclosure to allow comparison of our product and service gross margins over time because there is little, if any, cost of sales associated with our licensing revenues.

Research, development and engineering expenses

2005 vs. 2004

			Amount of	Percentage
(in millions)	2005	2004	Change	change
Research, development and engineering expenses	$27.0	$25.9	$1.1	4%

The increase in research, development and engineering expenses in 2005, as compared to 2004, was primarily due to increased investments in the development of our laser processing technologies during the first half of 2005. We continue to invest significant resources in the development and enhancement of our laser processing systems and technologies and our 1X products and related technologies. In 2005, the Company revenued three laser thermal processing systems which was the result of our 2005 research, development and engineering effort. Given that there is an inherent delay between the time product development activities and expenditures occur and when resultant product revenue is ultimately realized, current year research, development and engineering investments contributed will continue to contribute to revenue in future years.

2004 vs. 2003

			Amount of	Percentage
(in millions)	2004	2003	Change	change
Research, development and engineering expenses	$25.9	$21.3	$4.6	22%

The increase in research, development and engineering expenses in 2004, as compared to 2003, was due to increased investments in the development of our laser processing technologies and our next generation 1X stepper products.

Amortization of intangible assets

Amortization of intangible assets was $0.1 million, $0.4 million and $0.4 million for the years ended December 31, 2005, 2004 and 2003, respectively. Intangible assets consist of royalties received from prior-period proceeds from licensing agreements. It was fully amortized during the year ended December 31, 2005.

Selling, general and administrative expenses

2005 vs. 2004

			Amount of	Percentage
(in millions)	2005	2004	Change	change
Selling, general and administrative expenses	$29.9	$28.8	$1.1	4%

Selling, general and administrative expenses increased by $1.1 million, or 4%, in 2005, as compared to 2004. This increase was due to an increase in legal costs, primarily related to our being a plaintiff in several patent infringement lawsuits ($2.1million), partially offset by decreased selling expenses in North America ($0.5 million) and lower sales commission expenses ($0.5 million).

2004 vs. 2003

(in millions)	2004	2003	Amount of Change	Percentage change
Selling, general and administrative expenses	$28.8	$22.7	$6.1	27%

The year-over-year increase in selling, general and administrative expense was $6.1 million. This increase was due to increased marketing and sales activity primarily driven by our efforts in laser processing ($2.2 million), increased legal costs primarily related to our being a plaintiff in a patent infringement lawsuit ($1.3 million), increased costs associated with our compliance with the Sarbanes-Oxley Act of 2002 and related SEC and Nasdaq rules ($0.5 million), increased sales commission expense due to increased revenues ($0.5 million), and other individually insignificant items which in total increased $1.6 million.

Interest and other income, net

	Years Ended December 31,
(in thousands)	2005	2004	2003
Interest income	$4,752	$3,624	$4,338
Other income (expense), net	(19)	(12)	(61)
Interest and other income, net	$4,733	$3,612	$4,277

Interest income was $4.8 million for the year ended December 31, 2005, as compared with $3.6 million for 2004. The increase in 2005 from 2004 was primarily due to higher interest rates on our investments.

Included in the amount reported for 2003 was $0.3 million, relating to interest on tax settlements or refunds. The decrease in 2004 from 2003, excluding the interest income on tax settlements or refunds, was primarily due to lower interest rates on our investments.

We presently maintain an investment portfolio with a weighted-average maturity of less than two years. Consequently, changes in short-term interest rates have a significant impact on our interest income. Future changes are expected to have a similar impact.

Provision (benefit) for income taxes

For the year ended December 31, 2005, we recorded an income tax expense of $0.7 million, comprised primarily of foreign taxes. The actual expense recorded differs from the federal tax benefit at 35% primarily due to current tax expense in foreign jurisdictions and the fact that the tax benefit of U.S. losses is not recognized.

For the year ended December 31, 2004, we recorded an income tax expense of $0.4 million which included a $0.1 million benefit related to the settlement of tax audit issues in the United Kingdom. The actual expense recorded, excluding the benefit related to the settlement of tax audit issues in the United Kingdom, represents 51% of pre-tax income. This rate is higher than the U.S. federal rate of 35% because the tax benefit of U.S. losses was not recognized as domestic deferred tax assets are fully reserved.

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

In October 2004, the United States enacted The American Jobs Creation Act of 2004 (“the Act”). The Act provides for a three year phase-out of current extraterritorial income tax (“ETI”) benefits and replaces ETI with a phased-in nine percent domestic production activity deduction that will not be fully effective until 2010. We do not currently realize ETI tax benefits. This provision of the Act is not expected to have a material effect on our results of operations or financial position in the near future. The Act also includes a temporary deduction of 85% for certain foreign earnings that are repatriated, as defined in the Act. We did not repatriate any of our foreign earnings during the effective period of this deduction under the Act.

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

Cumulative effect of the adoption of FIN 47

In December 2005 we adopted FASB Interpretation No. 47, “Accounting for Contingent Asset Retirement Obligations” (“FIN 47”), an interpretation of FASB Statement No. 143, “Asset Retirement Obligations” (“SFAS 143”). FIN 47 clarifies that the term “conditional asset retirement obligation” as used in SFAS 143 refers to a legal obligation to perform an asset retirement activity in which the timing and (or) method of settlement are conditional on a future event that may or may not be within the control of the entity. An entity is required to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably estimated, even if conditional on a future event. As permitted, we recognized the effect of applying FIN 47 as a cumulative effect of a change in accounting principle. Our adoption of FIN 47 resulted in an increase in net equipment and leasehold improvements of approximately $1.0 million, recognition of an asset retirement obligation (the “ARO”) liability of $2.1 million, and a cumulative effect of adoption of $1.1 million or $0.05 per share, for the year ended December 31, 2005. The ARO liability is principally for estimable asset retirement obligations related to remediation costs, which we estimate will be incurred upon the expiration of certain operating leases.

Outlook

Although we believe that our served markets have generally strengthened during the last twelve months, the anticipated timing of orders, shipments and customer acceptances usually requires us to fill a number of production slots in any given quarter in order to meet our sales targets. If we are unsuccessful in our efforts to secure those production orders, or if existing production orders are delayed or cancelled, our results of operations will be materially adversely impacted. Accordingly, we may not be able to achieve or maintain our current or prior level of sales. We presently expect that net sales for 2006 will increase 10% to 20% from the level of net sales reported in 2005 of $122.4 million.

Because our net sales are subject to a number of risks, including risks associated with the introduction of our new laser processing product line, delays in customer acceptance, intense competition in the capital equipment industry, uncertainty relating to the timing and market acceptance of our products, and the condition of the macro-economy and the semiconductor industry, we may not exceed or maintain our current or prior level of net sales for any period in the future. Additionally, we believe that the market acceptance and volume production of our advanced packaging systems, laser processing systems, and our 1000 series family of wafer steppers are of critical importance to our future financial results. At December 31, 2005, these critical systems represented 90% of our backlog. To the extent that these products do not achieve or maintain significant sales due to difficulties involving manufacturing or engineering, the inability to reduce the current long manufacturing cycles for these products, competition, excess capacity in the semiconductor or nanotechnology device industries, or any other reason, our business, financial condition and results of operations would be materially adversely affected.

We believe that gross margin for 2006 will be between 45% and 46%, as compared to gross margin of 43% for 2005. The final gross margin achieved will depend heavily upon sales volumes and the resulting product mix. Should our sales not reach the level expected, we may incur a higher risk of inventory obsolescence and excess purchase commitments and lower utilization of our manufacturing infrastructure, which would materially adversely impact our results of operations. New products generally have lower gross margins until there is widespread market acceptance and until production and after-sales efficiencies can be achieved. Should significant market demand fail to develop for our laser processing systems and our new advanced packaging offerings, our business, financial condition and results of operations would be materially adversely affected. In addition, higher costs associated with extended manufacturing and customer acceptance periods on shipments of our new laser processing products have had, and will continue to have, an adverse impact on our gross margins.

We believe operating margin for 2006 will be between 2% and 5% and net income per share will be between $0.25 and $0.45.

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operating activities was $4.1 million for the year ended December 31, 2005, as compared with net cash used in operations of $10.5 million for the comparable period in 2004. Net cash provided by operating activities during the year ended December 31, 2005 was attributable to the non-cash charges to income for depreciation and amortization of $7.5 million, cumulative effect of the adoption of FIN47 of $1.1 million, offset partially by the net loss of $2.3 million, and a net change in operating assets and liabilities of $2.4 million. The $2.4 million use of cash from the net change in operating assets and liabilities was primarily a result of a decrease in accounts payable of $5.2 million due to investments in our facilities and inventory purchases related to our laser processing product during the fourth quarter of 2004; an increase in inventories of $1.1 million due to the increase in the number of laser thermal processing evaluation units at our customer sites; and a decrease in deferred license revenue of $1.0 million due to the completion of the amortization period of prior-period proceeds from licensing agreements. These uses were partially offset by an increase in accrued expenses of $1.6 million, due primarily to an increase in various tax liabilities of $1.5 million; a decrease in accounts receivable of $0.8 million; an increase in income tax payable of $0.7 million; an increase in deferred product and services income of $0.7 million, and an increase in other liabilities of $0.5 million, due to a $0.4 million increase in our deferred compensation liability.

We believe that because of the relatively long manufacturing cycle of certain of our systems, particularly newer products, our inventories will continue to represent a significant portion of working capital. Currently, we are devoting significant resources to the development, introduction and commercialization of our laser processing system and to the development of our next generation 1X lithography technologies. We currently intend to continue to incur significant operating expenses in the areas of research, development and engineering, manufacturing, and selling, general and administrative costs in order to further develop, produce and support these new products. Additionally, gross profit margins, inventory and capital equipment levels may be adversely impacted in the future by costs associated with the initial production of the laser processing system and by future generations of our 1X wafer steppers. These costs include, but are not limited to, additional manufacturing overhead, costs of demonstration systems and facilities and the establishment of additional after-sales support organizations. Additionally, there can be no assurance that operating expenses will not increase, relative to sales, as a result of adding technical, marketing and administrative personnel, among other costs, to support our new products. If we are unable to achieve significantly increased net sales or if our sales fall below expectations, our cash flow and operating results will be materially adversely affected until, among other factors, costs and expenses can be reduced. Our failure to achieve our sales targets for these new products could result in additional inventory write-offs and asset impairment charges, either of which could materially adversely impact our results of operations.

During the year ended December 31, 2005, net cash used in investing activities was $11.0 million due to capital expenditures of $8.6 million and a net increase in available-for-sale securities of $2.5 million. We are planning to incur capital expenditures in 2006 of approximately $5.4 million for equipment and facility improvements driven primarily by our new product introductions.

Net cash used in financing activities was $5.3 million during the year ended December 31, 2005, attributable to stock repurchases of $9.2 million, net repayment of notes payable of $3.6 million, offset by $7.5 million in proceeds received from the issuance of Common Stock under our employee stock option plans.

At December 31, 2005, we had working capital of $165.2 million. Our principal source of liquidity at December 31, 2005 consisted of $136.8 million in cash, cash equivalents and short-term investments, net of related borrowings under our line of credit.

We have approximately $10.9 million of retained earnings in our foreign subsidiaries. Although it is not our intent to repatriate these earnings, possible adverse tax consequences associated with repatriating these funds may effectively restrict their use to cash requirements in those specific jurisdictions.

In December 2004, we entered into a line of credit agreement with a brokerage firm replacing a similar arrangement that we had with a different firm. Under the terms of this agreement, we may borrow funds at a cost equal to the current Federal funds rate plus 100 basis points (5.25% as of December 31, 2005). Certain of our cash, cash equivalents and short-term investments secure borrowings outstanding under this facility. Funds are advanced to us under this facility based on pre-determined advance rates on the cash and securities held by us in this brokerage account. This agreement has no set expiration date and there are no loan covenants. As of December 31, 2005, $4.3 million was outstanding under this facility, with a related collateral requirement of approximately $5.7 million of our cash, cash equivalents and short-term investments. As of December 31, 2004, $7.9 million was outstanding under a similar facility, with a related collateral requirement of approximately $10.5 million of our cash, cash equivalents and short-term investments.

On September 19, 2005, the Company’s Board of Directors authorized the repurchase of up to $30 million of its common stock in the open market at then prevailing market prices during the period commencing September 19, 2005 through September 30, 2007. At December 31, 2005, the Company had repurchased 644,535 shares of its common stock at a total purchase price of $9.2 million. Future repurchases of its common stock could have a significant impact on the Company’s cash position.

The following summarizes our contractual obligations at December 31, 2005, and the effect such obligations are expected to have on our liquidity and cash flows in future periods:

		Less than			After
(in millions)	Total	1 year	1-3 years	3-5 years	5 years
Notes payable obligations	$4.3	$4.3	$—	$—	$—
Non-cancelable operating lease obligations	22.1	4.8	9.5	7.4	0.4
Long-term payables	0.7	—	—	—	0.7
Asset retirement obligations	2.8	—	—	1.5	1.3
Open purchase order commitments	29.6	25.4	4.2	—	—
Total contractual cash obligations	$59.5	$34.5	$13.7	$8.9	$2.4

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

Off-Balance Sheet Transactions

Our off-balance sheet transactions consist of certain financial guarantees, both expressed and implied, related to indemnification for product liability, patent infringement and latent product defects. Other than liabilities recorded pursuant to known product defects, at December 31, 2005, we did not record a liability associated with these guarantees, as we have little or no history of costs associated with such indemnification requirements.

Foreign currency

As part of our overall strategy to manage the level of exposure to the risk of foreign currency exchange rate fluctuations, we attempt to hedge most of our Japanese yen denominated foreign currency exposures. We use foreign currency forward contracts to hedge the risk that unremitted Japanese yen denominated receipts from customers for actual or forecasted sales of equipment after receipt of customer orders may be adversely affected by changes in foreign currency exchange rates. After recording revenue, we use various mechanisms, such as foreign currency forward exchange contracts and natural hedges, to offset substantial portions of the potential gains or losses associated with our Japanese yen denominated assets and liabilities due to exchange rate fluctuations. At December 31, 2005, we had taken action to hedge approximately 100% of these Japanese yen denominated exposures. In addition to natural hedges resulting from having both assets and liabilities denominated in Japanese yen, we enter into foreign currency forward contracts that generally have maturities of nine months or less. We often close foreign currency forward contracts by entering into an offsetting contract. At December 31, 2005, we had contracts for the sale of $6.5 million of foreign currencies at fixed rates of exchange.

ITEM 7A.        QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest rate risk

Our exposure to market risk due to potential changes in interest rates, relates primarily to our investment portfolio, which consisted primarily of fixed interest rate instruments as of December 31, 2005 and 2004. We maintain an investment policy designed to ensure the safety and preservation of our invested funds by limiting market risk and the risk of default.

Certain of our cash, cash equivalents and short-term investments serve as collateral for a line of credit we maintain with a brokerage firm. The line of credit is used for liquidity purposes, mitigating the need to liquidate investments in order to meet our current operating cash requirements.

The following table presents the hypothetical changes in fair values in the financial instruments held by us at December 31, 2005 that are sensitive to changes in interest rates. These instruments are comprised of cash, cash equivalents and short-term investments. These instruments are held for purposes other than trading. The modeling techniques used measure the change in fair values arising from selected hypothetical changes in interest rates. Assumed market value changes to our portfolio reflects immediate hypothetical parallel shifts in the yield curve of plus or minus 50 basis points (BPS), 100 BPS, and 150 BPS:

Cash equivalents and Available-for-sale Short-term investments,	Valuation of securities given an interest rate decrease of X basis points			No change in interest rate	Valuation of securities given an interest rate decrease of X basis points
in thousands:	(150 BPS)	(100 BPS)	(50 BPS)	0 BPS	50 BPS	100 BPS	150 BPS
U.S. Treasury securities and obligations of U.S. government agencies	$72,031	$71,338	$70,659	$69,992	$69,338	$68,696	$68,066
U.S. corporate debt securities	68,471	68,248	68,029	67,814	67,603	67,396	67,192
Total short-term investments	$140,502	$139,586	$138,688	$137,806	$136,941	$136,092	$135,258

We have not materially altered our investment objectives or criteria and believe that, although the composition of our portfolio has changed from the preceding year, the portfolio’s sensitivity to changes in interest rates is materially the same.

Credit risk

We mitigate credit default risk by attempting to invest in high credit quality securities and by positioning our portfolio to respond appropriately to a significant reduction in a credit rating of any investment issuer or guarantor. The portfolio includes only marketable securities with active secondary or resale markets to ensure portfolio liquidity and is diversified in accordance with our investment policy. To date, we have not experienced significant liquidity problems with our portfolio. Our largest holding at December 31, 2005, excluding the United States government and its agencies, was $4.3 million.

Foreign exchange risk

The majority of our revenue, expense and capital purchasing activities are transacted in U.S. dollars. However, we do enter into these transactions in other currencies, primarily Japanese Yen. To protect against reductions in value and the volatility of future cash flows caused by changes in currency exchange rates we have established transaction and balance sheet hedging programs. We use foreign currency forward contracts to hedge the risk that unremitted Japanese yen denominated receipts from customers for actual or forecasted sales of equipment after receipt of customer orders may be adversely affected by changes in foreign currency exchange rates. After recording revenue, we use various mechanisms, such as foreign currency forward exchange contracts and natural hedges, to offset substantial portions of the potential gains or losses associated with our Japanese yen denominated assets and liabilities due to exchange rate fluctuations. At December 31, 2005, we had taken action to hedge approximately 100% of these Japanese yen denominated exposures. In addition to natural hedges resulting from having both assets and liabilities denominated in Japanese yen, we enter into foreign currency forward contracts that generally have maturities of nine months or less. We often close foreign currency forward contracts by entering into an offsetting contract. At December 31, 2005, we had contracts for the sale of $6.5 million of Japanese yen at fixed rates of exchange. Our hedging programs reduce, but do not always entirely eliminate, the impact of currency movements. (See “Derivative instruments and hedging” in Footnote 4 of Notes to Consolidated Financial Statements for additional disclosures.)

ITEM 8.                FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Selected Financial Data information contained in Item 6 of Part II hereof is hereby incorporated by reference into this Item 8 of Part II of this Form 10-K.

ULTRATECH, INC.
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
AND FINANCIAL STATEMENT SCHEDULE

Consolidated Financial Statements included in Item 8:

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
In thousands, except share and per share amounts	2005	2004
Assets
Current assets:
Cash and cash equivalents	$36,344	$47,985
Short-term investments	104,723	103,642
Accounts receivable, less allowance for doubtful accounts of $577 in 2005 and $237 in 2004	19,110	19,907
Inventories	28,969	27,842
Taxes receivable	—	509
Prepaid expenses and other current assets	1,589	1,654
Total current assets	190,735	201,539
Equipment and leasehold improvements, net	25,117	21,992
Intangible assets, net	—	95
Demonstration inventory	3,367	4,223
Other assets	3,090	2,697
Total assets	$222,309	$230,546
Liabilities and Stockholders’ Equity
Current liabilities:
Notes payable	$4,289	$7,900
Accounts payable	8,403	13,587
Accrued expenses	9,270	7,700
Deferred license revenue	—	1,041
Deferred product and services income	1,970	1,244
Advance billings	854	415
Income taxes payable	768	31
Total current liabilities	25,554	31,918
Accrued rent	3,157	3,294
Other liabilities	4,648	2,044
Commitments and contingencies
Stockholders’ equity:
Preferred Stock, $.001 par value:
2,000,000 shares authorized; none issued	—	—
Common Stock, $.001 par value:
40,000,000 shares authorized; issued and outstanding: 23,749,789 at December 31, 2005 and 23,853,538 at December 31, 2004	25	24
Additional paid-in capital	221,225	213,660
Treasury stock, 1,107,756 shares at December 31, 2005 and 464,721 shares at December 31, 2004	(15,904)	(6,738)
Accumulated other comprehensive loss, net	(886)	(489)
Accumulated deficit	(15,510)	(13,167)
Total stockholders’ equity	188,950	193,290
Total liabilities and stockholders’ equity	$222,309	$230,546

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
In thousands, except per share amounts	2005	2004	2003
Net sales
Products	$108,377	$93,392	$85,799
Services	12,472	12,289	10,611
Licenses	1,517	4,211	3,711
Total net sales	122,366	109,892	100,121
Cost of sales
Cost of products sold	60,647	48,466	46,999
Cost of services	9,672	8,733	6,511
Gross profit	52,047	52,693	46,611
Research, development, and engineering	26,963	25,936	21,309
Amortization of intangible assets	95	381	381
Selling, general, and administrative	29,864	28,805	22,677
Restructure of operations	—	—	(728)
Operating income (loss)	(4,875)	(2,429)	2,972
Interest expense	(380)	(114)	(253)
Interest and other income, net	4,733	3,612	4,277
Income (loss) before income taxes and cumulative effect of change in accounting principle	(522)	1,069	6,996
Provision (benefit) for income taxes	699	445	(570)
Income (loss) before cumulative effect of change in accounting principle	$(1,221)	$624	$7,566
Cumulative effect of the adoption of FIN 47 “Accounting for Conditional Asset Retirement Obligations”	(1,122)	—	—
Net income (loss)	$(2,343)	$624	$7,566
Net income (loss) per share—basic
Income (loss) before cumulative effect of change in accounting principle	$(0.05)	$0.03	$0.33
Cumulative effect of the adoption of FIN 47 “Accounting for Conditional Asset Retirement Obligations”	$(0.05)	$—	$—
Net income (loss)	$(0.10)	$0.03	$0.33
Number of shares used in per share computations—basic	23,964	23,733	23,017
Net income (loss) per share—diluted
Income (loss) before cumulative effect of change in accounting principle	$(0.05)	$0.03	$0.31
Cumulative effect of the adoption of FIN 47 “Accounting for Conditional Asset Retirement Obligations”	$(0.05)	$—	$—
Net income (loss)	$(0.10)	$0.03	$0.31
Number of shares used in per share computations—diluted	23,964	24,734	24,476

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
In thousands	2005	2004	2003
Cash flows from operating activities:
Net income (loss)	$(2,343)	$624	$7,566
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Cumulative effect of adoption of FIN 47	1,122	—	—
Depreciation	6,413	6,235	6,621
Amortization	1,118	2,306	2,492
Non-cash restructuring and asset impairment charges (recoveries):
Equipment and leasehold improvements, net	—	—	(128)
Inventories	—	—	(393)
Loss on disposal of equipment	1	122	189
Stock compensation	77	235	311
Deferred income taxes	46	269	(559)
Changes in operating assets and liabilities:
Accounts receivable	797	(10,509)	3,472
Inventories	(1,127)	(8,805)	6,420
Taxes receivable	509	(160)	830
Prepaid expenses and other current assets	65	185	(212)
Demonstration Inventory	191	(2,099)	(1,785)
Other assets	(439)	(740)	187
Accounts payable	(5,184)	5,858	1,010
Accrued expenses	1,570	(183)	(3,078)
Deferred license revenue	(1,041)	(3,711)	(3,711)
Deferred product and services income, net	726	156	(5,205)
Advance billings	439	(1,108)	499
Income taxes payable	737	(745)	305
Accrued restructuring expenses	—	—	(2,558)
Accrued rent	(137)	510	(522)
Other liabilities	540	1,101	(74)
Net cash provided by (used in) operating activities	4,080	(10,459)	11,677
Cash flows from investing activities:
Capital expenditures	(8,596)	(9,868)	(6,073)
Investments in securities	(95,994)	(102,513)	(165,056)
Proceeds from sales and maturities of investments	93,549	137,195	161,938
Net cash provided by (used in) investing activities	(11,041)	24,814	(9,191)
Cash flows from financing activities:
Proceeds from notes payable	108,929	37,900	15,315
Repayment of notes payable	(112,541)	(32,564)	(22,584)
Proceeds from issuance of common stock	7,511	3,120	12,055
Repurchase of common stock	(9,188)	—	—
Net cash provided by (used in) financing activities	(5,289)	8,456	4,786
Net effect of exchange rate changes on cash	609	25	(301)
Net increase (decrease) in cash and cash equivalents	(11,641)	22,836	6,971
Cash and cash equivalents at beginning of period	47,985	25,149	18,178
Cash and cash equivalents at end of period	$36,344	$47,985	$25,149
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$312	$94	$264
Income taxes paid (tax refund received)	(154)	668	(1,086)
Other non-cash changes:
Systems transferred from (to) inventory to (from) equipment and demonstration inventory	$5,782	$3,522	$1,232
Systems transferred from (to) equipment to (from) demonstration inventory	$952	$1,097	—
Increase in net equipment and leasehold improvements due to adoption of FIN 47	$943	—	—
Asset retirement obligations resulting from adoption of FIN 47	$2,064	—	—

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Stockholders’ Equity
			Additional		Accumulated Other		Total
	Common Stock		Paid-in	Treasury	Comprehensive	Accumulated	Stockholders’
In thousands	Shares	Amount	Capital	Stock	Income (Loss)	(Deficit)	Equity
Balance at December 31, 2002	22,627	23	198,069	(6,867)	1,884	(21,355)	171,754
Net issuance of Common Stock under stock option plans and employee stock purchase plan	955	1	11,943	111	—	—	12,055
Compensation	—	—	311	—	—	—	311
Components of comprehensive income:
Change in net unrealized gains (losses) on:
Available-for-sale investments	—	—	—	—	(646)	—	(646)
Foreign exchange contracts	—	—	—	—	(301)	—	(301)
Net income	—	—	—	—	—	7,566	7,566
Total comprehensive income							6,619
Balance at December 31, 2003	23,582	24	210,323	(6,756)	937	(13,789)	190,739
Net issuance of Common Stock under stock option plans and employee stock purchase plan	272	—	3,102	18	—	—	3,120
Compensation	—	—	235	—	—	—	235
Components of comprehensive income:
Change in net unrealized gains (losses) on:
Available-for-sale investments	—	—	—	—	(1,451)	—	(1,451)
Foreign exchange contracts	—	—	—	—	25	—	25
Net income	—	—	—	—	—	624	624
Total comprehensive loss							(802)
Balance at December 31, 2004	23,854	$24	$213,660	$(6,738)	$(489)	$(13,167)	$193,290
Net issuance of Common Stock under stock option plans	541	1	7,488	22	—	—	7,511
Repurchase of common stock	(645)	—	—	(9,188)	—	—	(9,188)
Compensation	—	—	77	—	—	—	77
Components of comprehensive loss:
Change in net unrealized gains (losses) on:
Available-for-sale investments	—	—	—	—	(1,006)	—	(1,006)
Foreign exchange contracts	—	—	—	—	609	—	609
Net loss	—	—	—	—	—	(2,343)	(2,343)
Total comprehensive loss							(2,740)
Balance at December 31, 2005	23,750	$25	$221,225	$(15,904)	$(886)	$(15,510)	$188,950

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   COMPANY AND INDUSTRY INFORMATION

Nature of operations

Ultratech, Inc. (referred to as “Ultratech” and “we”) develops, manufactures and markets photolithography and laser thermal processing equipment for manufacturers of semiconductor and nanotechnology components located throughout North America, Europe, Japan, Taiwan and the rest of Asia.

We supply step-and-repeat photolithography systems based on one-to-one imaging technology. Within the integrated circuit industry, we target the market for advanced packaging applications. Within the nanotechnology industry, our target markets include thin film head magnetic recording devices, optical networking devices, laser diodes and LEDs (light emitting diodes). Our laser thermal processing equipment is targeted at advanced annealing applications within the semiconductor industry.

Major customers

Intel Corporation accounted for 13%, 10% and 26% of our net sales for the years ended December 31, 2005, 2004 and 2003, respectively. Intel Corporation accounted for less than 10% of our accounts receivable at December 31, 2005.

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

Enterprise-wide disclosures

Our products are manufactured in the United States and are sold worldwide. We market our products internationally through domestic and foreign-based sales and service. The following table presents enterprise-wide sales to external customers and long-lived assets by geographic region:

In thousands	2005	2004	2003
Net sales:
United States of America	$37,506	$38,152	$38,732
Japan	16,081	35,631	27,987
Europe	21,156	4,346	11,602
Taiwan	20,890	13,912	10,563
Rest of world	26,733	17,851	11,237
Total	$122,366	$109,892	$100,121
Long-lived assets:
United States of America	$30,494	$27,211	$23,017
Rest of world	1,080	1,796	948
Total	$31,574	$29,007	$23,965

The rest of the world is comprised of sales to customers and long-lived assets in countries that are individually insignificant.

With the exception of Japan, our operations in foreign countries are not currently subject to significant exchange rate fluctuations, principally because sales contracts for our systems are generally denominated in U.S. dollars. In Japan, we sell our products in both U.S. dollars and Japanese yen. However, we attempt to mitigate our currency exposure through the use of currency forward contracts. (See “Derivative Instruments and Hedging” in Footnote 4)

2.   CONCENTRATIONS OF RISKS

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

A majority of our trade receivables are derived from sales in various geographic areas, principally the U.S., Europe, Japan, Taiwan and the rest of Asia, to large companies within the integrated circuit and nanotechnology industries. We perform ongoing credit evaluations of our customers’ financial condition and require collateral, whenever deemed necessary. We maintain an allowance for uncollectible accounts receivable based upon expected collectibility and estimated returns and allowances. This reserve is established based upon historical trends, current economic conditions, delinquency status based on contractual terms and an analysis of specific exposures. As of December 31, 2005 and 2004, the recorded value of our accounts receivable approximated fair value due to the short-term nature of our accounts receivable.

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

Use of Estimates

The preparation of the financial statements and related disclosures in conformity with accounting principles generally accepted in the United States requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities at the date of the consolidated financial statements. By their nature, these estimates and judgments are subject to an inherent degree of uncertainty. On an ongoing basis, management evaluates its estimates, including those related to inventories, warranty obligations, purchase order commitments, asset retirement obligations, bad debts, estimated useful lives of fixed assets, asset impairment, income taxes, intangible assets, restructuring and contingencies and litigation. Management bases its estimates on historical experience and on various other analyses and assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

4.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Cash equivalents

Cash equivalents consist of highly liquid investments with a maturity date at acquisition of three months or less. The carrying value of cash equivalents approximates fair value.

Investments

Management determines the appropriate classification of its investments at the time of purchase and re-evaluates the classification at each balance sheet date. At December 31, 2005 and 2004, all investments and cash equivalents in our portfolio were classified as “available for sale” and are stated at fair value, with the unrealized gains and losses, net of tax, reported in accumulated other comprehensive income (loss), as a separate component of stockholders’ equity.

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

Long-lived assets

Equipment and leasehold improvements are stated at cost, less accumulated depreciation and amortization. Equipment is depreciated on a straight-line basis over the estimated useful lives (three to ten years). Leasehold improvements are amortized on a straight-line basis over the life of the related assets or the lease term, whichever is shorter. The depreciation expense for the year ended 2005 was $6.4 million.

Demonstration inventory is stated at cost, less accumulated amortization. Demonstration inventory is amortized to its estimated net realizable value as a used system over its estimated useful life as a demonstration system, generally three years.

Intangible assets are carried at cost, less accumulated amortization, which is being recognized on a straight-line basis over the economic lives of the respective assets, generally five to seven years. Intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the related asset may not be recoverable. As of December 31, 2005, all the intangible assets had been fully amortized. The gross value of intangible assets as of December 31, 2004 was $2.0 million. Intangible assets are presented in the statement of financial position net of accumulated amortization of $1.9 million as of December 31, 2004. Amortization of intangible assets was $0.1 million, $0.4 million and $0.4 million for the years ended December 31, 2005, 2004 and 2003.

We review long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of these assets may not be recoverable. We assess these assets for impairment based on estimated future cash flows from these assets. Other than as noted on Footnote 11, “Restructure of Operations”, no impairment charges have been recorded during the three years ended December 31, 2005.

Asset Retirement Obligation

In the fourth quarter 2005 we adopted FASB Interpretation No. 47, “Accounting for Contingent Asset Retirement Obligations” (“FIN 47”), an interpretation of FASB Statement No. 143, “Asset Retirement Obligations” (“SFAS 143”). FIN 47 clarifies that the term “conditional asset retirement obligation” as used in SFAS 143 refers to a legal obligation to perform an asset retirement activity in which the timing and (or) method of settlement are conditional on a future event that may or may not be within the control of the entity. An entity is required to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably estimated, even if conditional on a future event. As permitted, we recognized the effect of applying FIN 47 as a cumulative effect of a change in accounting principle. Our adoption of FIN 47 resulted in an increase in net equipment and leasehold improvements of approximately $1.0 million, recognition of an asset retirement obligation (“ARO”) liability of $2.1 million, and a cumulative effect of adoption of $1.1 million, or $0.05 per share, for the year ended December 31, 2005. The ARO liability is principally for estimable asset retirement obligations related to remediation costs, which we estimate will be incurred upon the expiration of certain operating leases.

The following table reflects unaudited pro forma presentations of the Company’s results of operations and asset retirement obligations as if FIN 47 had been retrospectively applied:

	Years Ended
	December 31,
	2005	2004	2003
	In thousands, except per share amounts
Results of operations, as reported:
Net income (loss)*	$(1,221)	$624	$7,566
Net income (loss) per share—basic*	$(0.05)	$0.03	$0.33
Net income (loss) per share—diluted*	$(0.05)	$0.03	$0.31
Pro forma results of operation, assuming the retroactive application of FIN 47:
Net income (loss)	$(1,571)	$432	$7,398
Net income (loss) per share—basic	$(0.07)	$0.02	$0.32
Net income (loss) per share—diluted	$(0.07)	$0.02	$0.30

	As of December 31,
	2005	2004	2003
Asset Retirement Obligations	$2,064	$1,365	$1,119

*                    Prior to the cumulative effect of change in accounting principle

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

Currency forward contracts that are used by us to hedge the risk that unremitted Japanese yen denominated receipts from customers for forecasted sales of equipment after receipt of customer purchase orders may be adversely affected by changes in foreign currency exchange rates are designated as cash flow hedges. The maturity of these instruments is generally nine months or less. At December 31, 2005, we had taken action to hedge 100%, or approximately $3.3 million, of these Japanese yen denominated exposures. We often close currency forward contracts by entering into an offsetting contract.

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

At December 31, 2005 and 2004, we had currency forward contracts at fixed rates of exchange for the sale of Japanese yen of $6.5 million and $13.9 million, respectively. We had recorded $0.3 million accumulated gain and $0.3 million of accumulated losses as components of other comprehensive income (loss) at December 31, 2005 and 2004, respectively. The fair value of derivatives classified as cash-flow hedges at December 31, 2005 and 2004 was an asset of $0.2 million and a liability of $0.3 million, respectively. The fair value of other derivatives at December 31, 2004 was a liability of $0.2 million .

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

In March 2005, the SEC released SEC Staff Accounting Bulletin No. 107 (SAB 107). SAB 107 provides the SEC staff position regarding the application of SFAS 123R, Share-Based Payment. SAB 107 contains interpretive guidance relating to the interaction between SFAS 123R and certain SEC rules and regulations, as well as the staff’s views regarding the valuation of share-based payment arrangements for public companies. SAB 107 also highlights the importance of disclosures made related to the accounting for share-based payment transactions.

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

As permitted by Statement 123, we account for share-based payments to employees using the intrinsic value method and, as such, generally recognize no compensation cost for employee stock options through the year ended December 31, 2005. Accordingly, the adoption of Statement 123(R)’s fair value method will have a material impact on our results of operations. The actual impact will depend on levels and terms of future share-based payments granted, as well as other variables. The adoption of Statement 123(R)’s fair value method will have no impact on our overall financial position. However, had we adopted Statement 123(R) in prior periods, the impact of that standard would have approximated the impact of Statement 123 as described in the disclosure of pro forma net income (loss) and net income (loss) per share in Note 5 to our condensed consolidated financial statements.

5.   STOCK-BASED COMPENSATION

At December 31, 2005, Ultratech had several stock-based employee compensation plans, which are described more fully in Note 12. We account for these plans under the intrinsic value method because, as discussed below, the fair value accounting method requires use of option valuation models that were not developed for use in valuing employee stock options. Under the intrinsic value method no stock-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant.

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

	Years Ended December 31,
In thousands, except per share amounts	2005	2004	2003
Net income (loss) as reported	$(2,343)	$624	$7,566
Total stock-based employee compensation expense, determined under fair value based method for all awards, net of related tax effects	$(10,045)	$(25,294)	$(9,570)
Pro forma net loss	$(12,388)	$(24,670)	$(2,004)
Net income (loss) per share—basic, as reported	$(0.10)	$0.03	$0.33
Pro forma net loss per share—basic	$(0.52)	$(1.06)	$(0.09)
Net income (loss) per share—diluted, as reported	$(0.10)	$0.03	$0.31
Pro forma net loss per share—diluted	$(0.52)	$(1.06)	$(0.09)

Included in the fair value stock-based employee compensation expense above for 2004, was $16.2 million resulting from the acceleration of vesting of options to purchase approximately 2.3 million shares of common stock for all optionees, except for non-employee members of the Board of Directors, whose exercise price, which ranges from $13.36 to $31.38 per share, exceeded the market price of our stock on the respective dates of acceleration, June 25 , 2004 and July 19, 2004. We have never repriced stock options, thus, the exercise prices for the stock options accelerated were unchanged. These unvested “underwater” options, in our opinion, represented negligible value in retaining or motivating our employees. We believe, however, that fully vesting these options favorably motivates our employees to continue with our company and to work to increase stockholder value. Further, fully vesting these options also eliminates the need to recognize remaining unrecognized non-cash compensation expense in future periods in the Company’s statement of operations upon the adoption of Financial Accounting Standards Board Statement of Financial Accounting Standards No. 123 (Revised 2004), Share-Based Payment (“SFAS 123R”). As the exercise price of all the stock options affected was greater than their fair market price on the date of vesting acceleration, there was no impact, under the intrinsic value method, on our consolidated statements of operations.

The table above used the following weighted-average assumptions to estimate the fair value of stock options at the date of grant using the Black-Scholes option-pricing model.

	2005	2004	2003
Expected life (in years): stock options	4.1	2.2	3.5
Expected life (in years): Employee Stock Purchase Plan	N/A	0.50	1.25
Risk-free interest rate	3.90%	2.54%	2.48%
Volatility factor	0.51	0.60	0.71
Dividend yield	0%	0%	0%

The 2004 information in the table above reflects the termination of our Employee Stock Purchase Plan in July 2004 and the impact of the acceleration of vesting of underwater stock options discussed previously. The weighted-average expected life of stock options is computed assuming a multiple-point approach for each grant based upon either annual average vesting periods or the dates that resale restrictions are removed, depending upon the specific terms of the grant being measured. The weighted-average fair value per share of stock options granted during 2005, 2004 and 2003 was $7.13, $5.90 and $8.82, respectively.

The weighted average fair value of purchase rights granted under our Employee Stock Purchase Plan during 2004 and 2003 was $8.21 and $5.00, respectively.

For purposes of pro forma disclosures, the estimated fair value of options granted is amortized to expense over the stock options’ vesting period and the Employee Stock Purchase Plan’s six month purchase period. Certain stock option grants are divided into annual vesting periods, resulting in the recognition of approximately 50% of the total compensation expense of the grant in the first year. Other stock options grants, primarily grants with cliff vesting terms, were amortized into expenses on a straight-line basis from grant date to vesting date. Additionally, the potential tax benefit associated with the issuance of incentive stock options is not reflected until realized upon the disqualifying disposition of the shares.

6.   BASIC AND DILUTED NET INCOME (LOSS) PER SHARE

The following sets forth the computation of basic and diluted net income (loss) per share:

	Years Ended December 31,
In thousands, except per share amounts	2005	2004	2003
Numerator:
Income (loss) before cumulative effect of change in accounting principle	$(1,221)	$624	$7,566
Cumulative effect of the adoption of FIN 47	(1,122)	—	—
Net income (loss)	$(2,343)	$624	$7,566
Denominator:
Denominator for net income (loss) per share—basic	23,964	23,733	23,017
Effect of dilutive Employee Stock Options	—	1,001	1,459
Denominator for net income (loss) per share—diluted	23,964	24,734	24,476
Net income (loss) per share—basic
Income (loss) before cumulative effect of change in accounting principle	$0.05	$0.03	$0.33
Cumulative effect of the adoption of FIN 47	$(0.05)	$—	$—
Net income (loss)	$(0.10)	$0.03	$0.33
Net income (loss) per share—diluted
Income (loss) before cumulative effect of change in accounting principle	$(0.05)	$0.03	$0.31
Cumulative effect of the adoption of FIN 47	$(0.05)	$—	$—
Net income (loss)	$(0.10)	$0.03	$0.31

For the year ended December 31, 2005, options to purchase 6,443,948 shares of Common Stock at an average exercise price of $17.71 were excluded from the computation of diluted net loss per share as the effect would have been anti-dilutive. This compares to the exclusion of 2,245,000 options at an average exercise price of $25.25 for the year ended December 31, 2004 and 1,127,000 options at an average exercise price of $25.26 for the year ended December 31, 2003. Options are anti-dilutive when we have a net loss or when the exercise price of the stock option is greater than the average market price of our Common Stock.

7.   ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

Comprehensive income (loss), as presented on the Consolidated Statements of Stockholder’s Equity, includes net income (loss) and other comprehensive income (loss). Accumulated other comprehensive income (loss) is comprised of the following items, net of tax:

	December 31,
In thousands:	2005	2004
Unrealized gains (losses) on:
Available-for-sale investments	$(1,200)	$(194)
Foreign exchange contracts	314	(295)
Accumulated other comprehensive loss at end of year	$(886)	$(489)

The amount of gain (loss) on foreign exchange contracts reclassified to earnings was ($247,000), ($655,000) and ($248,000) in 2005, 2004 and 2003, respectively. The amount of loss on available-for-sale investments reclassified to earnings was immaterial in each year of the three-year period ended December 31, 2005.

8.   INVESTMENTS

We classified all of our investments as “available for sale” as of December 31, 2005 and 2004. Accordingly, we state our investments at estimated fair value. Fair values are determined based on quoted market prices or pricing models using current market rates. We deem all investments to be available to meet current working capital requirements.

The following is a summary of our investments:

	December 31, 2005				December 31, 2004
Cash equivalents and Available-for-sale	Amortized	Accumulated Other Comprehensive		Estimated	Amortized	Accumulated Other Comprehensive		Estimated
Short-term investments, in thousands:	Cost	Gains	Losses	Fair Value	Cost	Gains	Losses	Fair Value
U.S. Treasury securities and obligations of U.S. government agencies	$70,831	$—	$839	$69,992	$52,613	$28	$140	$52,501
Obligations of states and political subdivisions	—	—	—	—	4,007	—	—	4,007
U.S. corporate debt securities	68,175	6	367	67,814	90,982	111	192	90,901
	$139,006	$6	$1,206	$137,806	$147,602	$139	$332	$147,409

The following is a reconciliation of our investments to the balance sheet classifications at December 31:

In thousands	2005	2004
Cash equivalents	$33,083	$43,767
Short-term investments	104,723	103,642
Investments, at estimated fair value	$137,806	$147,409

Gross realized gains and losses on sales of investments were not material in each of the three-years ended December 31, 2005.

The gross amortized cost and estimated fair value of our investments at December 31, 2005, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because the issuers of the securities may have the right to prepay obligations without prepayment penalties.

	Gross
	Amortized	Fair
In thousands	Cost	Value
Due in one year or less	$74,702	$74,406
Due after one year through five years	64,304	63,400
	$139,006	$137,806

The following table provides the breakdown of the cash equivalents and short-term investments with unrealized losses at December 31, 2005:

	In Loss Position for Less Than 12 Months		In Loss Position for More Than 12 Months		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Short-term investments, in thousands	Value	Losses	Value	Losses	Value	Losses
U.S. Treasury securities and obligations of U.S. government agencies	$55,648	$678	$14,344	$161	$69,992	$839
U.S. corporate debt securities	15,443	179	15,914	188	31,357	367
	$71,091	$857	$30,258	$349	$101,349	$1,206

We review our investment portfolio monthly to identify and evaluate investments that have indications of possible impairment. Factors considered in determining whether a loss is temporary include credit quality and our ability and intent to hold the investment for a period of time sufficient to allow for any anticipated recovery in market value. If the credit quality of the investment does not meet the credit quality requirements of our investment policy, we will also consider additional factors such as the length of time and extent to which fair value has been less than the cost basis and the financial condition and near-term prospects of the investee. The gross unrealized losses associated with our cash equivalents and short-term investments were primarily caused by an increase in interest rates during 2005. We have determined that the gross unrealized losses on our cash equivalents and short-term investments at December 31, 2005 are temporary in nature because each investment meets the credit quality requirements of our investment policy.

9.   BALANCE SHEET DETAIL

	December 31,
In thousands	2005	2004
Inventories:
Raw materials	$10,873	$11,362
Work-in-process	8,322	13,347
Finished products	9,774	3,133
Total	$28,969	$27,842
Equipment and leasehold improvements, net:
Machinery and equipment	$45,421	$39,502
Leasehold Improvements	8,591	7,046
Office equipment and furniture	14,543	14,279
	$68,555	$60,827
Accumulated depreciation and amortization	(43,438)	(38,835)
Total	$25,117	$21,992
Accrued expenses:
Salaries and benefits	$3,723	$2,360
Warranty accrual	2,397	2,013
Accrued taxes-other	1,542	—
Reserve for losses on purchase order commitments	406	1,090
Other	1,202	2,237
Total	$9,270	$7,700
Other Liabilities:
Deferred compensation	$1,932	$1,572
Asset retirement obligations	2,064	—
Other	652	472
	$4,648	$2,044

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

Changes in our product liability are as follows:

	December 31,
In thousands	2005	2004
Balance, beginning of the period	$2,013	$1,257
Warranties issued during the period	3,444	3,979
Settlements during the period	(3,519)	(3,298)
Changes in liability for pre-existing warranties during the period, including expirations	459	75
Balance, end of the period	$2,397	$2,013

Deferred Service Income

We sell service contracts for which revenue is deferred and recognized ratably over the contract period, for time based service contracts, or as service hours are delivered, for contracts based on a purchased quantity of hours. Changes in our deferred service revenue are as follows:

	December 31,
In thousands	2005	2004
Balance, beginning of the period	$1,332	$821
Service contracts sold during the period	9,124	8,672
Service contract revenue recognized during the period	(8,486)	(8,161)
Balance, end of the period	$1,970	$1,332

10.   NOTES PAYABLE

In December 2004, we entered into a line of credit agreement with a brokerage firm. Under the terms of this agreement, we may borrow funds at a cost equal to the current Federal funds rate plus 100 basis points (5.25% as of December 31, 2005). Certain of our cash, cash equivalents and short-term investments secure borrowings outstanding under this facility. Funds are advanced to us under this facility based on pre-determined advance rates on the cash and securities held by us in this brokerage account. This agreement has no set expiration date and there are no loan covenants, other than the aforementioned collateral requirement. As of December 31, 2005, $4.3 million was outstanding under this facility, with a related collateral requirement of approximately $5.7 million of our cash, cash equivalents and short-term investments. As of December 31, 2004, $7.9 million was outstanding under a similar facility, with a related collateral requirement of approximately $10.5 million of our cash, cash equivalents and short-term investments.

11.   RESTRUCTURE OF OPERATIONS

In September 2001, Ultratech reached a decision to consolidate our manufacturing operations. In connection with this decision, we reached a settlement with the landlord of our Wilmington, Massachusetts facility in October 2003. As a result of this settlement, we recognized a credit to operations of $0.6 million.

12.   STOCKHOLDERS’ EQUITY

1993 Stock Option Plan/Stock Issuance Plan

Under Ultratech’s 1993 Stock Option Plan/Stock Issuance Plan, as amended, qualified employees, non-employee Board members and consultants may receive options to purchase shares of Common Stock at no less than 100% of fair value at the grant date. These options historically have vested in equal monthly installments over a period of approximately four years, with a minimum vesting period of twelve months from the grant date, and generally expire ten years from the date of grant. In 2005 and 2004, certain options were granted with no vesting requirements and others were granted with non-standard vesting periods that provided full vesting as of December 31, 2005 and 2004. Some of these option grants contain sales restrictions and some of these restriction provisions were linked to performance targets. In 2003, certain options were granted with non-standard vesting periods that provided for full vesting as early as twelve months from date of grant if certain performance targets were met, and deferred any vesting until fifty months from the date of grant if performance targets were not met. In 2003, we also granted options to certain executives that call for acceleration of vesting and extension of the early termination provisions should certain events occur. The plan terminates on the earlier of February 28, 2011 or the date on which all shares available for issuance under the plan have been issued. The plan contains an automatic share increase feature pursuant to which the share reserve will automatically increase on the first trading day in January of each calendar year, through 2006, by an amount equal to four percent (4%) of the total number of shares of Common Stock outstanding on the last trading day in December of the immediately preceding calendar year, but in no event would such annual increase exceed 1.7 million shares, subject to adjustment in the event of certain changes to our capital structure. Under the plan, approximately 131,000, 56,000, and 171,000 options were available for issuance at December 31, 2005, 2004 and 2003, respectively.

1998 Supplemental Stock Option/Stock Issuance Plan

Under our 1998 Supplemental Stock Option/Stock Issuance Plan, as amended, qualified employees may receive options to purchase shares of Common Stock at 100% or above of fair value at certain specified dates. These options generally vest in equal monthly installments over a period of approximately four years, with a minimum vesting period of twelve months from grant date, and generally expire ten years from date of grant. The plan will terminate on the earlier of October 19, 2008, or the date on which all shares available for issuance under the plan have been issued. Under the plan, approximately 43,000, 16,000, and 18,000 options were available for issuance at December 31, 2005, 2004 and 2003, respectively.

A summary of our stock option activity, and related information follows:

	2005		2004		2003
		Weighted- Average		Weighted- Average		Weighted- Average
	Options	Exercise Price	Options	Exercise Price	Options	Exercise Price
Outstanding at January 1	6,128,142	$18.22	5,200,824	$17.11	4,505,397	$16.40
Granted	1,388,500	$16.17	1,213,500	$22.32	1,656,500	$17.19
Exercised	(539,286)	$13.86	(120,390)	$13.62	(827,026)	$13.08
Forfeited	(435,408)	$21.43	(143,642)	$16.84	(134,047)	$18.94
Expired	(98,000)	$32.22	(22,150)	$17.85	—	—
Outstanding at December 31	6,443,948	$17.71	6,128,142	$18.22	5,200,824	$17.11

At December 31, 2005, options outstanding were as follows:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Options	Weighted- Average Remaining Contractual Life (Years)	Weighted- Average Exercise Price	Options	Weighted- Average Exercise Price
$ 8.4100 - $13.6700	1,206,542	6.08	$12.13	966,133	$12.33
$13.8100 - $14.1200	1,296,809	7.05	$14.01	1,236,809	$14.00
$14.2500 - $16.0100	1,120,322	7.84	$15.22	752,822	$15.31
$16.1600 - $20.1000	1,116,655	6.98	$18.30	652,405	$18.46
$21.8300 - $27.8200	1,082,420	6.59	$23.48	1,069,920	$23.49
$28.7500 - $31.3750	621,200	7.46	$29.67	621,200	$29.67
$ 8.4100 - $31.3750	6,443,948	6.96	$17.71	5,299,289	$18.18

Employee Stock Purchase Plan

Under the provisions of our Employee Stock Purchase Plan, virtually all employees could purchase Common Stock through payroll deductions at 85% of the lower of the fair market value of the Common Stock on the first or last day of the offering period. In February 2001, we commenced a plan that allows twenty-four month offering periods with semi-annual purchase dates. In July 2004, we terminated the Employee Stock Purchase Plan.

Treasury Stock

On September 19, 2005, the Company’s Board of Directors authorized the repurchase of up to $30 million of its common stock in the open market at then prevailing market prices during the period commencing September 19, 2005 through September 30, 2007. As of December 31, 2005, the Company had repurchased 644,535 shares of its common stock for a total of $9.2 million.

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

Shares reserved for issuance under the plan were 350,000 at December 31, 2005.

13.   EMPLOYEE BENEFIT PLANS

Employee bonus plans

We currently sponsor a profit sharing plan and an executive incentive bonus plan that distribute employee awards based on the achievement of predetermined targets. We have not recognized expense under these various employee bonus plans for 2005, 2004 and 2003.

Employee savings and retirement plans

Ultratech sponsors a 401(k) employee salary deferral plan that allows voluntary contributions by all full-time employees of from 1% to 20% of their pretax earnings. During the three years ended December 31, 2005, company contributions made to this plan were $0.4, $0.0, and $0.0 million, respectively. These company contributions generally become 20 percent vested at the end of an employee’s first year of service from the date of hire with the Company, and vest 20 percent per year of service thereafter until they become fully vested at the end of five years of service. We also sponsor an executive non-qualified deferred compensation plan (the “Plan”) that allows qualifying executives to defer current cash compensation. At December 31, 2005, Plan assets, representing the cash surrender value of life insurance policies held by us, and liabilities were approximately $2.0 million and $1.9 million, respectively, and are included in our consolidated balance sheets under the captions “other assets” and “other liabilities.” In conjunction with this plan, we recognized $0.1, $0.1, and $0.0 million of expense for the years ended December 31, 2005, 2004 and 2003, respectively.

Postretirement benefits

The Company has committed to providing lifetime post-retirement medical and dental benefits to the Chief Executive Officer and his spouse, commencing after his retirement. As of December 31, 2005, the actuarial present value of these benefits has been estimated to be $475,000. The Company’s liabilities as of December 31, 2005 include $475,000 to cover this obligation. This obligation was measured using a discount rate of 5.50% and future health care cost increases ranging from 14% in 2006 to 6% in 2014 and later years.

14.   INCOME TAXES

The domestic and foreign components of income (loss) before income taxes and cumulative adjustments are as follows:

	Years Ended December 31,
In thousands	2005	2004	2003
Domestic	$(480)	$(1,055)	$4,506
Foreign	(42)	2,124	2,490
Income (loss) before income taxes	$(522)	$1,069	$6,996

The components of the provision (benefit) for income taxes were as follows:

	Years Ended December 31,
In thousands	2005	2004	2003
Federal:
Current	$—	$—	$—
Deferred	—	—	—
	—	—	—
State:
Current	51	13	(300)
Deferred	—	—	—
	51	13	(300)
Foreign:
Current	691	162	289
Deferred	(43)	270	(559)
	648	432	(270)
Total income tax provision (benefit)	$699	$445	$(570)

The difference between the provision (benefit) for income taxes and the amount computed by applying the U.S. federal statutory rate (35 percent) to income (loss) before income taxes is explained below:

	Years Ended December 31,
In thousands	2005	2004	2003
Tax computed at statutory rate	$(183)	$374	$2,449
State income taxes, net of federal benefit	33	8	(300)
Foreign taxes	663	(311)	(1,142)
U.S. losses not benefited	186	374	(1,577)
Income tax provision (benefit)	$699	$445	$(570)

Significant components of deferred income tax assets and liabilities are as follows:

In thousands	2005	2004	2003
Deferred tax assets:
Net operating loss carryforwards	$39,941	$39,119	$36,278
Inventory valuation	3,123	3,022	3,796
Bad debt reserve	223	92	56
Basis difference in assets	4,334	5,186	5,662
Tax credit carryforwards	25,428	24,328	15,161
Warranty reserves	926	781	484
Deferred license income	—	404	1,837
Deferred product and services income	753	361	390
Other non-deductible accruals and reserves	5,916	4,316	4,377
Total deferred tax assets	80,644	77,609	68,041
Valuation allowance	(74,034)	(72,944)	(67,482)
Net deferred tax assets	6,610	4,665	559
Deferred tax liabilities:
Unremitted earnings of foreign subsidiaries	$(6,170)	$(4,376)	$—
Other	(109)	—	—
Total deferred tax liabilities	(6,279)	(4,376)	—
Net deferred tax assets	$331	$289	$559

Based upon the weight of available evidence, which includes our historical operating performance and carry back potential, we have determined that a valuation allowance continues to be necessary for all tax jurisdictions, except Japan.

The net valuation allowance increased by $1.1, $5.5 and $3.5 million during the years ended December 31, 2005, 2004 and 2003, respectively. Approximately $13.3 million of the valuation allowance as of December 31, 2005 is attributable to stock options, the benefit of which will be credited to paid-in capital when realized.

As of December 31, 2005, we had net operating loss carryforwards for federal and state tax purposes of $107 million and $45 million, respectively. We also had federal research and development tax credit carryforwards of approximately $9.2 million. The federal and state net operating loss carryforwards will expire at various dates beginning in 2006 through 2025, if not utilized. The federal tax credit carryforwards will expire at various dates beginning in 2011 through 2025, if not utilized.

Utilization of our net operating loss and tax credits carryforwards may be subject to substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code and similar state provisions. Such an annual limitation could result in the expiration of the net operating losses and credits before utilization.

15.   COMMITMENTS AND CONTINGENCIES

We lease our facilities, and certain equipment under operating leases expiring through December 2015. Certain of our leasing arrangements subject us to letter of credit requirements. The leases for our headquarters and manufacturing operations contain a five-year renewal option subject to a fair market value pricing adjustment. As of December 31, 2005, the minimum annual rental commitments are as follows:

in thousands
2006	$4,787
2007	4,639
2008	4,759
2009	4,528
2010	2,891
Thereafter	423
$22,027

Rent expense was approximately $4.2 million, $4.2 million and $4.8 million for the years ended December 31, 2005, 2004 and 2003, respectively.

Under terms of certain of our leases, we are obligated to provide a $2.0 million bank letter of credit as security to the landlord.

On February 29, 2000, we filed lawsuits asserting patent infringement and related claims against Nikon, Canon, and ASML in the U.S. District Court for the Eastern District of Virginia. In April 2000, we reached a settlement with Nikon, and in September 2001, we reached a settlement with Canon. In the patent litigation against ASML, a jury trial was conducted during the three-month period ended July 2, 2005. The jury reached a verdict that the patent was infringed, but that the asserted claims of the patent were invalid. We filed a post-trial motion for a new trial and for judgment as a matter of law in our favor. ASML also filed a motion for judgment as a matter of law seeking to invalidate three of the asserted claims for lack of enablement and requested that the court awards costs. On February 13th, 2006, the Court denied our post-trial motions, including the motion for a new trial, and entered judgment in favor of

ASML invalidating three claims of the patent for lack of enablement. The Court also awarded ASML approximately $330,000 in costs. Ultratech intends to appeal the final judgment.

On July 11, 2003, we filed a lawsuit against a Southern California company asserting infringement of certain claims related to U.S. patent No. 5,621,813 in the U.S. District Court in and for the Northern District of California. On May 17, 2005, the court found the subject patent to be invalid. We have appealed this decision and that appeal is pending. The defendant subsequently brought a motion for reimbursement of its attorneys’ fees and costs in a total asserted amount of approximately $2 million. We opposed this motion, and on October 12, 2005, the District Court denied the defendant’s request for attorneys’ fees in its entirety. On November 3, 2005, the defendant filed a notice of appeal with respect to the court’s ruling on its motion for attorneys’ fees.

16.   FINANCIAL GUARANTEES

Our off-balance sheet transactions consist of certain financial guarantees, both express and implied, related to indemnification for product liability, patent infringement and latent product defects. Other than liabilities recorded pursuant to known product defects, at December 31, 2005, we did not record a liability associated with these guarantees, as we have little or no history of costs associated with such indemnification requirements. Contingent liabilities associated with product liability may be mitigated by insurance coverage we maintain.

REPORT OF ERNST & YOUNG LLP, INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To The Board Of Directors and Stockholders Of Ultratech, Inc.

We have audited the accompanying consolidated balance sheets of Ultratech, Inc. as of December 31, 2005 and 2004, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2005. Our audits also included the financial statement schedule listed in the index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Ultratech, Inc. at December 31, 2005 and 2004, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 4 to the consolidated financial statements, during 2005, the Company changed its method of accounting for asset retirement obligations.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Ultratech, Inc.’s internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 3, 2006 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP
Palo Alto, California
March 3, 2006

REPORT OF ERNST & YOUNG LLP, INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of Ultratech, Inc.

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that Ultratech, Inc. maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Ultratech, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that Ultratech, Inc. maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Ultratech, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Ultratech, Inc. as of December 31, 2005 and 2004, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2005 of Ultratech, Inc. and our report dated March 3, 2006 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

Palo Alto, California
March 3, 2006

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

Management, including our principal executive officer and principal financial officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2005. In making this assessment, management used the criteria set forth by the committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on this assessment, our management has concluded that, as of December 31, 2005, our internal control over financial reporting is effective based on those criteria.

Management’s assessment of the effectiveness of internal control over financial reporting as of December 31, 2005, has been audited by Ernst & Young, LLP, the independent registered public accounting firm who also audited our consolidated financial statements. Ernst & Young’s attestation report on management’s assessment of our internal control over financial reporting appears elsewhere herein.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal controls over financial reporting during the quarter ended December 31, 2005 that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

ITEM 9B.   OTHER INFORMATION

None.

PART III

Certain information required by Part III is omitted from this Report in that the we will file a definitive proxy statement within 120 days after the end of its fiscal year pursuant to Regulation 14A for its 2006 Annual Meeting of Stockholders to be held  July 18, 2006 and the information included therein is incorporated herein by reference as set forth below.

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information concerning our directors required by this Item is incorporated by reference from the Item captioned “Election of Directors” in our Proxy Statement for the 2006 Annual Meeting of Stockholders (the “Proxy Statement”). The information required by this Item relating to our executive officers is included under the caption “Executive Officers of the Registrant” in Part I of this Annual Report on Form 10-K. Other information required by this Item is incorporated herein by reference from the Item captioned “Section 16(a) Beneficial Ownership Reporting Compliance” in the Proxy Statement.

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

ITEM 14.   PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item is incorporated by reference from the item captioned “Fees billed to Ultratech by Ernst & Young LLP during fiscal year 2005” in the Proxy Statement.

PART IV

ITEM 15.   EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

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

10.1(13)	1993 Stock Option/Stock Issuance Plan (Amended and Restated as of March 2, 2004).
10.2(1)	Form of Indemnification Agreement entered into between the Registrant and each of its officers and directors.
10.3(8)	Form of Indemnification Agreement entered into between the Registrant and certain officers.
10.4(1)	Standard Industrial Lease—Single Tenant, Full Net between The Equitable Life Assurance Society of the United States, as Landlord, and Registrant, as Tenant, dated August 27, 1993.
10.4.1(8)	First Amendment to Lease between The Equitable Life Assurance Society of the United States, as Landlord, and Registrant, as Tenant, dated November 1999.

10.5(2)	Profit Sharing Plan.
10.6(6)	1998 Supplemental Stock Option/ Stock Issuance Plan (Amended and Restated effective January 29, 2002).
10.7(15)	Brokerage Line of Credit Agreement with Morgan Stanley, dated December 16, 2004.
10.8(5)	Lease Agreement between Montague LLC, As Landlord, and Registrant, As Tenant dated November 22, 1999.
10.9(5)	Lease Agreement between Judith Ann Spinelli, as lessor, and Registrant, as lessee dated December 28th, 1999, regarding the leased building premises known as 16 Jonspin Road, Wilmington, Massachusetts.
10.10(14)	Employment agreement between Registrant and Mr. Arthur Zafiropoulo, chief Executive Officer.
10.11(14)	Employment agreement between Registrant and Mr. John Denzel, President and Chief Operating Officer
10.12(14)	Employment agreement between Registrant and Mr. Bruce Wright, Senior Vice President and Chief Financial Officer.
10.13(12)	Description of 2005 Cash Bonus Plan.
21	Subsidiaries of Registrant.
23	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.
24	Power of Attorney (contained in Signature page hereto).
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

(11)   Previously filed with our Quarterly Report on Form 10-Q for the quarter ended March 29, 2003 (Commission File No. 0-22248).

(12)   Incorporated by reference to Item 1.01 of our Current Report on Form 8-K filed on January 27, 2005 (Commission File No. 0-22248).

(13)   Previously filed with our Quarterly Report on Form 10-Q for the quarter ended April 3, 2004 (Commission File No. 0-22248).

(14)   Previously filed with our Annual Report on Form 10-K for the year ended December 31, 2003 (Commission File No. 0-22248).

(15)   Previously filed with our Annual Report on Form 10-K for the year ended December 31, 2004 (Commission File No. 0-22248).

(b)          Exhibits. See list of exhibits under (a)(3) above.

(c)           Financial Statement Schedules. See list of schedules under (a)(2) above.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunder duly authorized.

ULTRATECH, INC.
Date:	March 6, 2006	By:	/s/ ARTHUR ZAFIROPOULO
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

Signature	Title	Date
/s/ ARTHUR ZAFIROPOULO	Chairman of the Board of Directors and Chief	March 6, 2006
Arthur Zafiropoulo	Executive Officer (Principal Executive Officer)
/s/ BRUCE WRIGHT	Senior Vice President, Finance, Chief Financial	March 6, 2006
Bruce Wright	Officer and Secretary (Principal Financial and Accounting Officer)
/s/ DENNIS RANEY	Director	March 6, 2006
Dennis Raney
/s/ RICK TIMMINS	Director	March 6, 2006
Rick Timmins
Director
Thomas D. George

/s/ JOEL GEMUNDER	Director	March 6, 2006
Joel Gemunder
/s/ NICHOLAS KONIDARIS	Director	March 6, 2006
Nicholas Konidaris
/s/ VINCENT F. SOLLITTO	Director	March 6, 2006
Vincent F. Sollitto

SCHEDULE II

ULTRATECH, INC.

VALUATION AND QUALIFYING ACCOUNTS

(in thousands)

Description	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts	Deductions(1)	Balance at End of Period
Allowance for doubtful accounts
Year ended December 31, 2003
Trade accounts receivable	$314	$(164)	$—	$(4)	$146
	$314	$(164)	$—	$(4)	$146
Year ended December 31, 2004
Trade accounts receivable	$146	$93	$—	$(2)	$237
	$146	$93	$—	$(2)	$237
Year ended December 31, 2005
Trade accounts receivable	$237	$339	$—	$1	$577
	$237	$339	$—	$1	$577

(1)          Deductions represent write-offs against reserve account balances.

S-1

EXHIBIT INDEX

Exhibit	Description
3.1(10)	Amended and Restated Certificate of Incorporation of the Registrant, filed October 6, 1993.
3.1.1(10)	Certificate of Amendment of the Amended and Restated Certificate of Incorporation of the Company, dated May 17, 1995.
3.1.2(10)	Certificate of Amendment of the Amended and Restated Certificate of Incorporation of the Registrant, filed June 17, 1998.
3.1.3(10)	Certificate of Amendment of the Amended and Restated Certificate of Incorporation of the Registrant, filed June 20, 2003.
3.2(10)	Bylaws of Registrant, as amended.
4.5(1)	Specimen Common Stock Certificate of Registrant.
4.6(3)	Shareholder Rights Agreement between Registrant and the First National Bank of Boston, filed on February 11, 1997, as amended on March 18, 1998.
4.6.1(4)

Second Amendment to Shareholder Rights Agreement dated February 11, 1997 between Registrant and BankBoston, N.A. (formerly known as the First National Bank of Boston) as of October 12, 1998, and Certification of Compliance with Section 27 thereof.

10.1(13)	1993 Stock Option/Stock Issuance Plan (Amended and Restated as of March 2, 2004).
10.2(1)	Form of Indemnification Agreement entered into between the Registrant and each of its officers and directors.
10.3(8)	Form of Indemnification Agreement entered into between the Registrant and certain officers.
10.4(1)	Standard Industrial Lease—Single Tenant, Full Net between The Equitable Life Assurance Society of the United States, as Landlord, and Registrant, as Tenant, dated August 27, 1993.
10.4.1(8)	First Amendment to Lease between The Equitable Life Assurance Society of the United States, as Landlord, and Registrant, as Tenant, dated November 1999.
10.5(2)	Profit Sharing Plan.
10.6(6)	1998 Supplemental Stock Option/ Stock Issuance Plan (Amended and Restated effective January 29, 2002).
10.7(15)	Brokerage Line of Credit Agreement with Morgan Stanley, dated December 16, 2004.
10.8(5)	Lease Agreement between Montague LLC, As Landlord, and Registrant, As Tenant dated November 22, 1999.
10.9(5)	Lease Agreement between Judith Ann Spinelli, as lessor, and Registrant, as lessee dated December 28th, 1999, regarding the leased building premises known as 16 Jonspin Road, Wilmington, Massachusetts.
10.10(14)	Employment agreement between Registrant and Mr. Arthur Zafiropoulo, chief Executive Officer.
10.11(14)	Employment agreement between Registrant and Mr. John Denzel, President and Chief Operating Officer
10.12(14)	Employment agreement between Registrant and Mr. Bruce Wright, Senior Vice President and Chief Financial Officer.
10.13(12)	Description of 2005 Cash Bonus Plan.
21	Subsidiaries of Registrant.
23	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.
24	Power of Attorney (contained in Signature page hereto).

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

(11)   Previously filed with our Quarterly Report on Form 10-Q for the quarter ended March 29, 2003 (Commission File No. 0-22248).

(12)   Incorporated by reference to Item 1.01 of our Current Report on Form 8-K filed on January 27, 2005 (Commission File No. 0-22248).

(13)   Previously filed with our Quarterly Report on Form 10-Q for the quarter ended April 3, 2004 (Commission File No. 0-22248).

(14)   Previously filed with our Annual Report on Form 10-K for the year ended December 31, 2003 (Commission File No. 0-22248).

(15)   Previously filed with our Annual Report on Form 10-K for the year ended December 31, 2004 (Commission File No. 0-22248).