Form 10-Q
period 2006-04-01
ULTRATECH INC
filed 2006-05-05
CIK 909791

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 1, 2006

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

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐	No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date:

Class	Outstanding as of May 1, 2006
common stock, $.001 par value	23,914,807

ULTRATECH, INC.

PART I.                 FINANCIAL INFORMATION

Item 1.        Financial Statements

ULTRATECH, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)	Apr. 1, 2006	Dec. 31, 2005*
	(Unaudited)
ASSETS
Current assets:
Cash, cash equivalents, and short-term investments	$124,301	$141,067
Accounts receivable, net	19,150	19,110
Inventories	31,758	28,969
Prepaid expenses and other current assets	1,243	1,589
Total current assets	176,452	190,735

Long-term investments	23,217	—

Equipment and leasehold improvements, net	23,027	25,117

Demonstration inventories	3,221	3,367

Other assets	3,083	3,090

Total assets	$229,000	$222,309

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Notes payable	$4,091	$4,289
Accounts payable	8,814	8,403
Deferred product and services income	3,350	1,970
Other current liabilities	12,195	10,892
Total current liabilities	28,450	25,554

Other liabilities	7,611	7,805

Stockholders’ equity	192,939	188,950

Total liabilities and stockholders’ equity	$229,000	$222,309

* The Balance Sheet as of December 31, 2005 has been derived from the audited financial statements at that date.

See accompanying notes to unaudited condensed consolidated financial statements

ULTRATECH, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended
(In thousands, except per share amounts)	Apr. 1, 2006	Apr. 2, 2005
Net sales:
Products	$31,409	$23,736
Services	3,535	3,098
Licenses	—	1,128
Total net sales	34,944	27,962

Cost of sales:
Cost of products sold	19,116	13,392
Cost of services	2,171	2,292
Total cost of sales	21,287	15,684
Gross profit	13,657	12,278

Operating expenses:
Research, development, and engineering	6,153	7,503
Selling, general, and administrative	7,297	7,535
Amortization of intangible assets	—	95

Operating income (loss)	207	(2,855)

Interest expense	(12)	(91)

Interest and other income, net	1,517	914

Income (loss) before income taxes	1,712	(2,032)
Provision (benefit) for Income taxes	130	(136)

Net income (loss)	$1,582	$(1,896)

Net income (loss) per share - basic:	$0.07	$(0.08)
Number of shares used in per share computations - basic	23,830	23,877

Net income (loss) per share - diluted:	$0.06	$(0.08)
Number of shares used in per share computations - diluted	25,127	23,877

See accompanying notes to unaudited condensed consolidated financial statements

ULTRATECH, INC

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended
(In thousands)	Apr. 1, 2006	Apr. 2, 2005
Cash flows from operating activities:
Net income (loss)	$1,582	$(1,896)
Adjustments to reconcile net income (loss) to net cash provided by (used in)
operating activities:
Depreciation	1,526	1,628
Amortization	316	482
Loss on disposal of equipment	6	—
Stock-based compensation	473	—
Deferred income taxes	56	(19)
Changes in operating assets and liabilities:
Accounts receivable	(40)	307
Inventories	(1,642)	(1,250)
Prepaid expenses and other current assets	290	(289)
Demonstration inventory	(116)	(59)
Other assets	7	(146)
Accounts payable	411	(3,437)
Deferred product and services income	1,380	477
Deferred license income	—	(928)
Other current liabilities	1,303	810
Other liabilities	(194)	275
Net cash provided by (used in) operating activities	5,358	(4,045)

Cash flows from investing activities:
Capital expenditures	(589)	(2,405)
Purchase of investments	(14,493)	(58,567)
Proceeds from sales and maturities of investments	9,960	59,456
Net cash used in investing activities	(5,122)	(1,516)

Cash flows from financing activities:
Proceeds from notes payable	5,931	41,064
Repayment of notes payable	(6,129)	(41,042)
Proceeds from issuance of common stock	2,442	831
Tax benefit from stock options	21	—
Net cash provided by financing activities	2,265	853

Net effect of exchange rate changes on cash	(124)	189

Net increase (decrease) in cash and cash equivalents	2,377	(4,519)

Cash and cash equivalents at beginning of period	36,344	47,985

Cash and cash equivalents at end of period	$38,721	$43,466

Supplemental disclosures of cash flow information:
Other non-cash change:
Systems transferred from (to) inventory to (from) equipment and demonstration inventory	$(1,035)	$1,757

See accompanying notes to unaudited condensed consolidated financial statements

Ultratech, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

April 1, 2006

(1) Description of Business

Ultratech, Inc. (referred to as “Ultratech” and “we”) develops, manufactures and markets photolithography and laser thermal processing equipment for manufacturers of integrated circuits and nanotechnology components located throughout North America, Europe, Japan, Taiwan and the rest of Asia.

We supply step-and-repeat photolithography systems based on one-to-one imaging technology.  Within the integrated circuits industry, we target the market for advanced packaging applications.  Within the nanotechnology industry, our target markets include thin film head magnetic recording devices, ink jet print heads, laser diodes and LEDs (light emitting diodes).  Our laser thermal processing equipment is targeted at advanced annealing applications within the semiconductor industry.

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

Operating results for the three months ended April 1, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006, or any future period.

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

IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS — In June 2005, the FASB issued Statement No. 154, “Accounting Changes and Error Corrections” (SFAS 154), a replacement of APB Opinion No. 20, “Accounting Changes”, and Statement No. 3, “Reporting Accounting Changes in Interim Financial Statements.” SFAS 154 changes the requirements for the accounting for and the reporting of a change in accounting principle.  Previously, most voluntary changes in accounting principles required recognition by recording a cumulative effect adjustment within net income in the period of change.  SFAS 154 requires retrospective application to prior periods’ financial statements, unless it is impracticable to determine either the specific period effects or the cumulative effect of the change.  SFAS 154 is effective for accounting changes made in fiscal years beginning after December 15,

2005.  During the quarter ended April 1, 2006, the Company adopted FAS 154.  The adoption had no impact on the Company’s consolidated financial statements for the first quarter of 2006.

In November 2005, the FASB issued FSP FAS 115-1 and FAS 124-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” (“FSP 115-1”), which provides guidance on determining when investments in certain debt and equity securities are considered impaired, whether that impairment is other-than-temporary, and on measuring such impairment loss.  FSP 115-1 also includes accounting considerations subsequent to the recognition of an other-than temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments.  FSP 115-1 is required to be applied to reporting periods beginning after December 15, 2005.  During the quarter ended April 1, 2006, the Company adopted FSP FAS 115-1 and FAS 124-1.  The adoption had no impact on the Company’s consolidated statements of operations for the first quarter of 2006.

(3) Stock-Based Compensation

The Company has adopted stock plans that provide for the grant to employees of stock-based awards, including stock options and restricted stock units, of Ultratech.  In addition, these plans permit the grant of nonstatutory stock-based awards to be paid to consultants and outside directors.

Prior to January 1, 2006, the Company accounted for its stock plans under the provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (APB No. 25) and FASB Interpretation (FIN) No. 44, “Accounting for Certain Transactions Involving Stock Compensation — an Interpretation of APB Opinion No. 25” (FIN No. 44).  The Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (SFAS No. 123R), effective January 1, 2006 using the modified prospective transition method.  Under that transition method, stock-based compensation expense recognized during the three months ended April 1, 2006 includes: (a) stock options and restricted stock units granted prior to, but not yet vested as of, January 1, 2006, based on the grant-date fair value estimated in accordance with the original provisions of SFAS No. 123, and (b) restricted stock units granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123R.  Under the modified prospective transition method, results for prior periods are not restated.

The Company analyzed its stock-based compensation strategies prior to the adoption of SFAS No. 123R and made the decision to grant restricted stock units rather than stock options during the three months ended April 1, 2006.  The Company recognized stock-based compensation expense of $0.5 million during the three months ended April 1, 2006.  Included in this amount are expenses related to restricted stock units of $0.3 million during the three months ended April 1, 2006, which would have been included in the Company’s Condensed Consolidated Statements of Operations under the provisions of APB No. 25.  The expense related to restricted stock units is therefore excluded from the following table, which presents the impact of the adoption of SFAS No. 123R for the three months ended April 1, 2006.

	Three months ended April 1, 2006
(In thousands, except per share amounts)	As reported	Excluding impact of adoption of SFAS No. 123R
Income before income taxes	$1,712	$1,929
Net income	$1,582	$1,799
Earnings per share - basic	$0.07	$0.08
Earnings per share - diluted	$0.06	$0.07

There was no income tax benefit recognized in the condensed consolidated statements of operations related to stock-based compensation expense during the three months ended April 1, 2006.  The estimated fair value of the Company’s stock-based awards, less expected forfeitures, is amortized over the awards’ vesting period using a single grant approach on a ratable basis for awards granted after the adoption of SFAS No. 123R and using a multiple grant approach on a straight-line basis for awards granted prior to the adoption of SFAS No. 123R.

The modified prospective transition method of SFAS No. 123R requires the presentation of pro forma information for periods presented prior to the adoption of SFAS No. 123R regarding net income (loss) and net income (loss) per share as if the Company had accounted for its stock plans under the fair value method of SFAS No. 123R.  For pro forma purposes, fair value of stock options was estimated using the Black-Scholes option valuation model and amortized using a multiple grant approach on a straight-line basis.  The fair value of all of the Company’s stock-based awards was estimated assuming no expected dividends and estimates of expected life, volatility and risk-free interest rate at the time of grant.  The following table illustrates the effect on net income and net income per share if the Company had accounted for its stock plans under the fair value method of accounting under SFAS No. 123R:

(In thousands, except per share amounts)	Three Months Ended Apr. 2, 2005
Net loss as reported	$(1,896)
Deduct: SFAS No. 123R compensation expense, net of tax	(2,683)
Pro forma net loss	$(4,579)

Net loss per share - basic, as reported	$(0.08)
Pro forma net loss per share - basic	$(0.19)

Net loss per share - diluted, as reported	$(0.08)
Pro forma net loss per share - diluted	$(0.19)

The fair value of the Company’s stock options granted in the three month period ended April 2, 2005 was estimated using the following weighted-average assumptions:

Three Months Ended Apr. 2, 2005
Expected life (in years)	3.5
Risk-free interest rate	3.42%
Volatility factor	0.52
Dividend yield	N/A

Stock Options and Restricted Stock Units

Ultratech’s 1993 Stock Option Plan/Stock Issuance Plan, as amended, and its 1998 Supplemental Stock Option/Stock Issuance Plan, as amended, provide for the grant of qualified and non-qualified stock-based awards to eligible employees, consultants and advisors, and non-employee directors of the Company and its subsidiaries.  As of April 1, 2006, there was a total of 1,004,878 shares reserved for future issuance under these Plans.

The Company did not grant any stock options during the three months ended April 1, 2006.  The fair value of the Company’s stock options issued prior to the adoption of SFAS No. 123R was estimated using a Black-Scholes option valuation model.  This model requires the input of highly subjective assumptions, including expected stock price volatility and the estimated life of each award.  The fair value of these stock options was estimated assuming no expected dividends and estimates of expected life, volatility and risk-free interest rate at the time of grant.  Prior to the adoption of SFAS No. 123R, the Company used historical and implied market volatility as a basis for calculating expected volatility.

A summary of stock option activity under the Plans as of April 1, 2006 and changes during the three months then ended is presented below:

Options	Shares (in thousands)	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2005	6,443,948	17.71	—	—
Granted	—	—	—	—
Exercised	(163,128)	14.93	—	—
Forfeited or expired	(48,448)	26.92	—	—
Outstanding at April 1, 2006	6,232,372	17.71	6.75	$45,821
Exercisable at April 1, 2006	6,002,265	17.95	6.74	$42,830

The total intrinsic value of options exercised during the three months ended April 1, 2006 was $1.1 million.  As of April 1, 2006, there was $0.5 million of total unrecognized compensation cost related to nonvested stock options granted and outstanding; that cost is expected to be recognized through fiscal year 2009, with a weighted average remaining period of 0.48 year.  Cash received from stock option exercises was $2.4 million during the three months ended April 1, 2006.

A summary of the status of the Company’s restricted stock units as of April 1, 2006, and changes during the three months then ended is presented below:

Nonvested Restricted Stock Units	Shares (in thousands)	Weighted- Average Grant-Date Fair Value (in millions)
Nonvested at December 31, 2005	—	—
Granted	168	$3.2
Vested	(5)	$0.1
Forfeited	(1)	—
Nonvested at April 1, 2006	162	$3.1

The fair value of the Company’s restricted stock units was calculated based upon the fair market value of the Company’s stock at the date of grant.  As of April 1, 2006, there was $2.5 million of total unrecognized compensation cost related to nonvested restricted stock units granted; that cost is expected to be recognized over a remaining period of 2.75 years.

(4) Net Income (Loss) Per Share

The following sets forth the computation of basic and diluted net income (loss) per share:

	Three Months Ended
(In thousands, except per share amounts)	April 1, 2006	April 2, 2005
Numerator:
Net income (loss)	$1,582	$(1,896)

Denominator:
Denominator for basic net income (loss per share)	23,830	23,877
Effect of dilutive employee stock options	1,297	—
Denominator for diluted net income (loss per share)	25,127	23,877

Net income (loss) per share - basic:

Net income (loss)	$0.07	$(0.08)

Net income (loss) per share - diluted:

Net income (loss)	$0.06	$(0.08)

For the three-month periods ended April 1, 2006 and April 2, 2005, options to purchase 1,736,070 and 6,396,235 shares of common stock at an average exercise price of $25.54 and $17.93, respectively, were excluded from the computation of diluted net loss per share, as the effect would have been anti-dilutive.  Options are anti-dilutive when we have a net loss or when the exercise price of the stock option is greater than the average market price of our common stock during the period.

(5) Inventories

Inventories consist of the following:

(In thousands)	Apr. 1 2006	Dec. 31, 2005
Raw materials	$12,409	$10,873
Work-in-process	9,941	8,322
Finished products	9,408	9,774
	$31,758	$28,969

(6) Other Assets

Other assets consist of the following:

(In thousands)	Apr. 1, 2006	Dec. 31, 2005
Deferred compensation plan assets	$1,990	$1,972
Deferred income taxes	279	274
Other	814	844
	$3,083	$3,090

(7) Line of Credit

We have a line of credit agreement with a brokerage firm.  Under the terms of this agreement, we may borrow funds at a cost equal to the current Federal funds open rate plus 100 basis points (approximately 5.75% as of April 1, 2006).  Certain of our cash, cash equivalents and investments secure borrowings outstanding under this facility.  Funds are advanced to us under this facility based on pre-determined advance rates on the cash and securities held by us in this brokerage account.  This agreement has no set expiration date and there are no loan covenants, other than the aforementioned collateral requirement.  As of April 1, 2006, $4.1 million was outstanding under this facility, with a related collateral requirement of approximately $5.5 million of our cash, cash equivalents and investments.

(8) Other Current Liabilities

Other current liabilities consist of the following:

(In thousands)	Apr. 1, 2006	Dec. 31, 2005
Salaries and benefits	$4,272	$3,723
Warranty accrual	2,586	2,397
Advance billings	1,132	854
Income taxes payable	420	768
Reserve for losses on purchase order commitments	340	406
Accrued taxes-other	2,289	1,542
Other	1,156	1,202
	$12,195	$10,892

Warranty Accrual

We generally warrant our products for a period of 12 months for new products, or 3 months for refurbished products, from the date of customer acceptance for material and labor to repair the product; accordingly, an accrual for the estimated cost of the warranty is recorded at the time the product is shipped.  Extended warranty terms, if granted, result in deferral of revenue equating to our standard pricing for similar service contracts.  Recognition of the related warranty cost is deferred until product revenue is recognized.  Factors that affect our warranty liability include the number of installed units, historical and anticipated rates of warranty claims, and cost per claim.  We periodically assess the adequacy of our recorded warranty liabilities and adjust the amounts as necessary.  In 2005, the Company commenced volume shipments of its unity-based lithography systems and commenced warranty coverage on several of its laser annealing systems.  As may occur with new product introductions, after-sales (warranty) costs were higher than anticipated.  The Company believes its warranty accrual, as of April 1, 2006, will be sufficient to satisfy outstanding obligations as of that date.

Changes in our warranty accrual are as follows:

	Three Months Ended
(In thousands)	Apr. 1, 2006	Apr. 2, 2005
Balance, beginning of the period	$2,397	$2,013
Warranties issued during the period	917	954
Settlements made during the period	(1,118)	(1,059)
Changes in liability for pre-existing warranties	390	118
Balance, end of the period	$2,586	$2,026

Deferred Services Revenue

Deferred services revenue is included in the deferred product and services income line on the condensed consolidated balance sheets.  We sell service contracts for which revenue is deferred and recognized ratably over the contract period, for time based service contracts, or as service hours are delivered, for contracts based on a purchased quantity of hours.

Changes in our deferred service revenue are as follows:

	Three Months Ended
(In thousands)	Apr. 1, 2006	Apr. 2, 2005
Balance, beginning of the period	$1,970	$1,332
Service contracts sold during the period	3,957	1,988
Service contract revenue recognized during the period	(2,714)	(1,968)
Balance, end of the period	$3,213	$1,352

(9) Other Liabilities

Other liabilities consist of the following:

(In thousands)	Apr. 1, 2006	Dec. 31, 2005
Deferred rent	$3,074	$3,157
Deferred compensation plan liability	1,727	1,932
Asset retirement obligations	2,154	2,064
Other	656	652
	$7,611	$7,805

(10) Accumulated Other Comprehensive Income (Loss)

The components of accumulated other comprehensive income (loss) are as follows:

	Three Months Ended
(In thousands)	Apr. 1, 2006	Apr. 2, 2005
Net income (loss)	$1,582	$(1,896)
Accumulated other comprehensive income (loss):
Unrealized loss on available-for-sale investments	(405)	(502)
Unrealized gain on foreign exchange forward contracts	(124)	189
Comprehensive income (loss)	$1,053	$(2,209)

Accumulated other comprehensive income (loss) presented in the condensed consolidated balance sheets is comprised of unrealized gains or losses on available-for-sale securities and the effect of exchange rate changes on foreign exchange forward contracts, net of tax.

(In thousands)	Apr. 1, 2006	Dec. 31, 2005
Unrealized gains (losses) on:
Available-for-sale investments	$(1,605)	$(1,200)
Foreign exchange forward contracts	190	314
Accumulated other comprehensive loss at end of period	$(1,415)	$(886)

(11) Stock Repurchase Program

On September 19, 2005, the Company’s Board of Directors authorized the repurchase of up to $30 million of its common stock in the open market at the then prevailing market prices during the period commencing September 19, 2005 through September 30, 2007.  Through April 1, 2006, the Company had repurchased 644,535 shares of its common stock at a total purchase price of $9.2 million.  No shares were repurchased during the quarter ended April 1, 2006.

(12) Employee Benefit Plans

Employee bonus plans

We currently sponsor an executive incentive bonus plan that distributes employee awards based on the achievement of predetermined targets.  We have recorded $0.4 million and $0.0 million of expenses under this bonus plan for the quarters ended April 1, 2006 and April 2, 2005, respectively.

Employee savings and retirement plans

Ultratech sponsors a 401(k) employee salary deferral plan that allows voluntary contributions by all full-time employees of from 1% to 20% of their pretax earnings.  Company contributions made to this plan were $0.1 million for both quarters ended April 1, 2006 and April 2, 2005.  These Company contributions generally become 20 percent vested at the end of an employee’s first year of service from the date of hire with the Company, and vest 20 percent per year of service thereafter until they become fully vested at the end of five years of service.  We also sponsor an executive non-qualified deferred compensation plan (the “Plan”) that allows qualifying executives to defer current cash compensation.

(13) Contingencies

Legal Proceedings

On February 29, 2000, we filed lawsuits asserting patent infringement and related claims against Nikon, Canon, and ASML in the U.S. District Court for the Eastern District of Virginia.  In April 2000, we reached a settlement with Nikon, and in September 2001, we reached a settlement with Canon.  In the patent litigation against ASML, a jury trial was conducted during the three-month period ended July 2, 2005.  The jury reached a verdict that the patent was infringed, but that the asserted claims of the patent were invalid.  We filed a post-trial motion for a new trial and for judgment as a matter of law in our favor.  ASML also filed a motion for judgment as a matter of law seeking to invalidate three of the asserted claims for lack of enablement and requested that the court award costs.  On February 13, 2006, the Court denied our post-trial motions, including the motion for a new trial, and entered judgment in favor of ASML invalidating three claims of the patent for lack of enablement.  The Court also awarded ASML approximately $330,000 in costs.  Ultratech has filed a notice of appeal.  ASML has filed a notice of cross-appeal.

On July 11, 2003, we filed a lawsuit against a Southern California company asserting infringement of certain claims related to U.S. patent No. 5,621,813 in the U.S. District Court in and for the Northern District of California.  On May 17, 2005, the court found the subject patent to be invalid.  Ultratech appealed that decision, but, in March of 2006, the Federal Circuit upheld the district court’s ruling.  Ultratech has filed a request for reconsideration of such ruling that is still pending.

The defendant also brought a motion for reimbursement of its attorneys’ fees and costs in a total asserted amount of approximately $2 million.  We opposed this motion and, on October 12, 2005, the District Court denied the defendant’s request for attorneys’ fees in its entirety.  On November 3, 2005, the defendant filed a notice of appeal with respect to the court’s ruling on its motion for attorneys’ fees, and Ultratech has filed its opposing brief in that regard.  There is not yet a ruling on that appeal nor any scheduled hearing date on that appeal.  It is expected that such a ruling will occur following the scheduled hearing date and that the likely scheduled hearing date will be in the third or fourth quarter of 2006.

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

OVERVIEW

Ultratech develops, manufactures and markets photolithography and laser thermal processing equipment for manufacturers of integrated circuits and nanotechnology components located throughout North America, Europe, Japan, Taiwan and the rest of Asia.

We supply step-and-repeat photolithography systems based on one-to-one imaging technology.  Within the integrated circuits industry, we target the market for advanced packaging applications.  Within the nanotechnology industry, our target markets include thin film head magnetic recording devices, ink jet print heads, laser diodes and LEDs (light emitting diodes).  Our laser thermal processing equipment is targeted at advanced annealing applications within the semiconductor industry.

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

Our backlog at the beginning of a period typically does not include all of the sales needed to achieve our sales objectives for that period.  In addition, orders in backlog are subject to cancellation, shipment or customer acceptance delays, and deferral or rescheduling by a customer with limited or no penalties to the customer.  Consequently, our net sales and operating results for a period have been and will continue to be dependent upon our obtaining orders for systems to be shipped and accepted in the same period in which the order is received.  Our business and financial results for a particular period could be materially adversely affected if an anticipated order for even one system is not received in time to permit shipment and customer acceptance during that period.  Furthermore, a substantial portion of our shipments has historically occurred near the end of each quarter.  Delays in installation and customer acceptance due, for example, to our inability to successfully demonstrate the agreed-upon specifications or criteria at the customer’s facility, or to the failure of the customer to permit installation of the system in the agreed upon time, may cause net sales in a particular period to fall significantly below our expectations, which may materially adversely affect our operating results for that period.  This risk is especially applicable in connection with the introduction and initial sales of a new product line.  Additionally, the failure to receive anticipated orders or delays in shipments due, for example, to rescheduling, delays, deferrals or cancellations by customers, additional customer configuration requirements, or to unexpected manufacturing difficulties or delays in deliveries by suppliers due to their long production lead times or otherwise, have caused and may in the future cause net sales in a particular period to fall significantly below our expectations, which could materially adversely affect our operating results for that period.  In particular, the long manufacturing and acceptance cycles of our advanced packaging family of wafer steppers and laser thermal processing systems and the long lead time for lenses and other materials, could cause shipments and acceptances of such products to be delayed from one quarter to the next, which could materially adversely affect our financial condition and results of operations for a particular quarter.

Additionally, the need for continued expenditures for research and development, capital equipment, ongoing training and worldwide customer service and support, among other factors, will make it difficult for us to reduce our operating expenses.

Net sales

	Three Months Ended
(In millions)	Apr. 1, 2006	Apr. 2, 2005	Amount of Change	Percentage Change
Sales of:
Products: Systems	$26.9	$20.3	$6.6	32%
Products: Spare parts and upgrades	4.5	3.4	$1.1	32%
Services	3.5	3.1	$0.4	14%
Licenses	—	1.1	$(1.1)	-100%
Total net sales	$34.9	$28.0	$7.0	25%

Net sales consist of revenues from system sales, spare parts sales and upgrades, services and licensing of technologies.  System sales increased 32% in the first quarter of 2006 compared to the first quarter of 2005.  The average selling prices of systems sold increased 32% compared to the comparable year-ago period, primarily as a result of increased sales in laser thermal processing and advanced packaging platforms, which typically have higher average selling prices than our nanotechnology platforms.  Unit volumes were unchanged, compared to last year’s first quarter.

On a product market application basis, system sales to the semiconductor industry, primarily for advanced packaging applications, were $25.5 million for the quarter ended April 1, 2006, an increase of 98% when compared with system sales to this market in the first quarter of 2005.  This increase was due to a 74% increase in sales to the advanced packaging markets and to the sale of one laser thermal processing system that was revenued during the first quarter of 2006 compared to no laser thermal processing system sales in the first quarter of 2005.  These systems typically have significantly higher average selling prices compared to the Company’s nanotechnology offerings.  System sales to the nanotechnology market were $1.4 million for the quarter ended April 1, 2006, a decrease of 81% compared with sales of $7.4 million in the first quarter of 2005.  System sales to the nanotechnology market are highly dependent on customer capacity demand in the thin film head industry.

Spare parts and upgrades sales for the first quarter of 2006 were $4.5 million, an increase of 32% over last year’s first quarter, primarily as a result of a higher levels of system upgrades compared to the same period a year ago.  Revenues from services for the first quarter of 2006 were $3.5 million, an increase of 14% over last year’s first quarter, primarily as a result of increases in service and training contracts, offset by a decrease in time and material contract service jobs compared to the same period of 2005.

There was no revenue from licenses in the quarter ended April 1, 2006 compared with $1.1 million in the comparable period a year ago.  This decrease was a result of the completion of the amortization period of prior-period proceeds from licensing agreements.  Future revenues from licensing activities, if any, will be contingent upon the outcome of current litigation (see “Legal Proceedings”), and upon existing and future licensing and royalty arrangements.  The Company may not be successful in generating licensing revenues in the future and does not anticipate the recognition of additional licensing income during the remainder of 2006.

At April 1, 2006, we had approximately $3.4 million of deferred product and services income resulting from primarily deferred service revenue compared to $2.0 million at December 31, 2005.  Deferred income related to our products is recognized upon satisfying the contractual obligations for installation and/or customer acceptance.  Deferred service revenue is recognized ratably over the contract period or as purchased services are rendered.

For the quarter ended April 1, 2006, international net sales were $20.9 million, or 60% of total net sales compared with $20.7 million, or 74% of total net sales for the first quarter of 2005.  We expect sales to international customers to represent a significant majority of our revenues during the remainder of 2006.  Our revenue derived from sales in foreign countries is not generally subject to significant exchange rate fluctuations, principally because sales contracts for our systems are generally denominated in U.S. dollars.  In Japan, however, orders are often denominated in Japanese yen.  This subjects us to the risk of currency fluctuations.  We attempt to mitigate this risk by entering into foreign currency forward exchange contracts for the period between when an order is received and when it is recorded as revenue.  After recording revenue, we use various mechanisms, such as foreign currency forward exchange contracts and natural hedges, to offset substantial portions of the gains or losses associated with our Japanese yen denominated receivables due to exchange rate fluctuations.  We had approximately $0.7 million of Japanese yen denominated receivables at April 1, 2006.  International sales expose us to a number of additional risks, including fluctuations in the value of local currencies relative to the U.S. dollar, which impact the relative cost of ownership of our products and, thus, the customer’s willingness to purchase our product.  (See “Item 1A Risk Factors: International Sales”).

Gross profit

On a comparative basis, gross margins were 39.1% and 43.9% for the first quarters of 2006 and 2005, respectively.  The 4.8% decrease in gross margin was due to a less favorable mix of products sold (3.8 percentage points), the absence of licensing revenue resulting from the completion of the amortization period of licensing payments received in prior periods (2.3 percentage points), additional manufacturing costs resulting from ramp-up of production of both laser spike annealing systems and unity-platform lithography systems plus additional service costs resulting from installation and warranty costs of our new laser spike annealing systems (1.8 percentage points), partially offset by an increase in manufacturing capacity utilization (3.1 percentage points).

There were no licensing revenues for the quarter ended April 1, 2006.  Exclusive of licensing revenues, gross margin was  41.6% for the first quarter of 2005.  We believe disclosure of gross margins without reference to licensing revenues provides additional appropriate disclosure to allow comparison of our product and service gross margins over time because there is little, if any, cost of sales associated with our licensing revenues.  Future revenues from licensing activities, if any, will be contingent upon the outcome of current litigation (see “Legal Proceedings”), and upon existing and future licensing and royalty arrangements.  The Company may not be successful in generating licensing revenues in the future and does not anticipate the recognition of additional licensing income during the remainder of 2006.  Gross margins have been, and will continue to be, negatively impacted by the discontinuance of license revenue.

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

Operating expenses

Research, development and engineering expenses were $6.2 million for first quarter of 2006, a decrease of $1.3 million from the amount reported for the comparable period of 2005.  The decrease was due primarily to cost saving efforts and lower spending associated with the development of our laser processing technologies.

Selling, general, and administrative expenses were $7.3 million for the first quarter of 2006 compared with $7.5 million for the comparable period of 2005.  As a percentage of net sales, selling, general, and administrative expenses decreased to 21% in the quarter ended April 1, 2006, compared to 27% in the first quarter of 2005.  This decrease, as a percentage of net sales, was primarily due to a 25% increase in revenue, along with decreased legal costs related to our being a plaintiff in two patent infringement lawsuits in the first quarter of 2005.

Interest and other income, net

Interest and other income, net, which consists primarily of interest income, was $1.5 million for the first quarter of 2006, compared with $0.9 million for the comparable period of 2005.  This increase was primarily attributable to higher interest rates on our investments.  We presently maintain an investment portfolio with a weighted-average maturity of approximately 1.4 years.  As a result, changes in short-term interest rates have had, and will continue to have, a significant impact on our interest income.

Provision (benefit) for income taxes

For the three months ended April 1, 2006, we recorded an income tax expense of $0.1 million compared to an income tax benefit of $0.1 million for the first quarter in 2005.  The tax expense recognized in the current period resulted from our full year forecasted effective tax rate of approximately 8% of pretax income.  The tax benefit for the prior year first quarter resulted from our then forecasted effective tax rate of approximately 7% for the full year ended December 31, 2005, applied to the first quarter loss.  The estimated effective tax rate of 8% for 2006 results primarily from foreign income taxes and the U.S. federal alternative minimum tax.  This effective tax rate is substantially less than the statutory rate because of available U.S. federal and state net operating loss carryforwards.

In October 2004, the United States enacted The American Jobs Creation Act of 2004 (“the Act”).  The Act provides for a three year phase-out of current extraterritorial income tax (“ETI”) benefits and replaces ETI with a phased-in 9% domestic production activity deduction that will not be fully effective until 2010.  Although our activities qualify for the domestic production activity deduction, we will not be able to benefit from this provision until our net operating loss carryforwards are fully utilized in future years.

Income tax estimates can be affected by whether or not, and within which jurisdictions, future earnings will occur and how and when cash is repatriated to the United States, combined with other aspects of an overall income tax strategy.  Additionally, taxing jurisdictions could retroactively disagree with our tax treatment of certain items, and some historical transactions have income tax effects into the future.  Accounting rules require these future effects to be evaluated using current laws, rules and regulations, each of which can change at any time and in an unpredictable manner.  We believe we have adequately provided for any reasonably foreseeable outcome related to these matters, and we do not anticipate any material earnings impact from their ultimate resolutions.

Each quarter we assess the likelihood that we will be able to recover our deferred tax assets.  We consider all available evidence, both positive and negative, including historical levels of income, expectations and risks associated with estimates of future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance.  As a result of our analysis of all available evidence, we concluded that it is more likely that our non-Japanese net deferred tax asset will not be realized and we continue to provide a full valuation allowance against the asset.  We closely monitor all available evidence, and may release some or all of the valuation allowance in future periods.

Outlook

Although we believe that our served markets have generally strengthened during the last twelve months, the anticipated timing of orders, shipments and customer acceptances usually requires us to fill a number of production slots in any given quarter in order to meet our sales targets.  If we are unsuccessful in our efforts to secure those production orders, or if existing production orders are delayed or cancelled, our results of operations will be materially adversely impacted.  Accordingly, we may not be able to achieve or maintain our current or prior level of sales.  We presently expect that net sales for the second quarter of 2006 may be in a range of  10% to 15% down from the first quarter of 2006.  For the full year, we believe we could see annual revenue growth of 10% to 20% over levels achieved in 2005.

Because our net sales are subject to a number of risks, including risks associated with the introduction of our new laser processing product line, delays in customer acceptances, intense competition in the capital equipment industry, uncertainty relating to the timing and market acceptance of our products, and the condition of the macro-economy and the semiconductor industry, we may not exceed or maintain our current or prior level of net sales for any period in the future.  Additionally, we believe that the market acceptance and volume production of our advanced packaging systems, laser processing systems and our nanotechnology systems are of critical importance to our future financial results.  At April 1, 2006, these critical systems represented 89% of our backlog.  To the extent that these products do not achieve or maintain significant sales due to difficulties involving manufacturing or engineering, the inability to reduce the current long manufacturing and customer acceptance cycles for these products, competition, excess capacity in the semiconductor or nanotechnology device industries, or any other reason, our business, financial condition and results of operations would be materially adversely affected.

We believe that gross margin for the second quarter of 2006 will be between 41% and 42%.  The final gross margin achieved will depend heavily upon sales volumes and the resulting product mix.  Should our sales not reach the level expected, we may incur a higher risk of inventory obsolescence and excess purchase commitments and lower utilization of our manufacturing infrastructure, which would materially adversely impact our results of operations.  New products generally have lower gross margins until there is widespread market acceptance and until production and after-sales efficiencies can be achieved.  Should significant market demand fail to develop for our laser processing systems and our new advanced packaging offerings, our business, financial condition and results of operations would be materially adversely affected.  In addition, higher costs associated with extended manufacturing and customer acceptance periods on shipments of our new laser processing products have had, and will continue to have, an adverse impact on our gross margins.  We believe that operating margin for the second quarter of 2006 may be in a range of (3%) to (7%) and that net income per share may be in the range of $0.02 to ($0.02) for the second quarter of 2006.

LIQUIDITY AND CAPITAL RESOURCES

Net cash generated by operating activities was $5.4 million for the three months ended April 1, 2006, compared with net cash used in operating activities of $4.0 million for the comparable period in 2005.  Net cash generated by operating activities during the first quarter of 2006 was primarily attributable to net income of $1.6 million, non-cash charges to income for depreciation and amortization of $1.8 million, an increase in deferred product and services income of $1.4 million, an increase in other current liabilities of $1.3 million, a non-cash charge to income for stock-based compensation of $0.5 million, and an increase in accounts payable of $0.4 million, partially offset by an increase in inventories of $1.6 million.

We believe that because of the relatively long manufacturing cycle of certain of our systems, particularly newer products, our inventories will continue to represent a significant and growing portion of working capital.  Currently, we are devoting significant resources to the development, introduction and commercialization of our laser processing system and to the development of our next generation 1X lithography technologies.  We currently intend to continue to incur significant operating expenses in the areas of research, development and engineering, manufacturing, and selling, general and administrative costs in order to further develop, produce and support these new products.  Additionally, gross profit margins, inventory and capital equipment levels may be adversely impacted in the future by costs associated with the initial production of the laser processing system and by future generations of our 1X wafer steppers.  These costs include, but are not limited to, additional manufacturing overhead, costs of demonstration systems and facilities and the establishment of additional after-sales support organizations.  Additionally, there can be no assurance that operating expenses will not increase, relative to sales, as a result of adding technical, marketing and administrative personnel, among other costs, to support our new products.  If we are unable to achieve significantly increased net sales or if our sales fall below expectations, our cash flow and operating results will be materially adversely affected until, among other factors, costs and expenses can be reduced.  Our failure to achieve our sales targets for these new products could result in additional inventory write-offs and asset impairment charges, either or both of which could materially adversely impact our results of operations.

During the quarter ended April 1, 2006, net cash used in investing activities was $5.1 million, attributable to net purchases of short and long-term investments of $4.5 million and capital expenditures of $0.6 million.

Net cash provided by financing activities was $2.3 million during the first quarter of 2006, attributable to $2.4 million of proceeds received from the issuance of common stock under our employee stock option plans, partially offset by a net repayment of our notes payable of $0.2 million.

At April 1, 2006, we had working capital of $148 million.  Our principal source of liquidity at April 1, 2006 consisted of $120.2 million in cash, cash equivalents and short-term investments, net of outstanding borrowings under our line of credit.  As of December 31, 2005, the Company classified all investment securities as short-term, even though the stated maturity date may be one year or more beyond December 31, 2005, as the Company viewed its investment securities as available for use in its current operations.  As of April 1, 2006, based upon recent operating results and expectations of future operating income, the Company classified certain investment securities with remaining maturities of one year or more to be long-term investments.  We have a line of credit agreement with a brokerage firm.  Under the terms of this agreement, we may borrow funds at a cost equal to the current Federal funds open rate plus 100 basis points (approximately 5.75% as of April 1, 2006).  Certain of our cash, cash equivalents and short-term investments secure borrowings outstanding under this facility.  Funds are advanced to us under this facility in accordance with pre-determined advance rates based on the cash and securities held by us in this brokerage account.  This agreement has no set expiration date and there are no loan covenants.  As of April 1, 2006, $4.1 million was outstanding under this facility, with a related collateral requirement of approximately $5.5 million of our cash, cash equivalents and investments.

On September 19, 2005, our Board of Directors authorized the repurchase of up to $30 million of our common stock in the open market at then prevailing market prices during the period commencing September 19, 2005 through September 30, 2007.  Through April 1, 2006, we had repurchased 644,535 shares of our common stock at a total purchase price of $9.2 million.  No shares were repurchased during the quarter ended April 1, 2006.  Any future repurchase of stock could have a significant impact on our cash position.

The development and manufacture of new lithography systems and enhancements are highly capital-intensive.  In order to be competitive, we believe we must continue to make significant expenditures for capital equipment; sales, service, training and support capabilities; systems, procedures and controls; and expansion of operations and research and development, among many other items.  We expect that cash generated from operations and our cash, cash equivalents and short-term investments will be sufficient to meet our cash requirements for at least the next twelve months.  However, in the near-term, we may continue to utilize existing and future lines of credit, and other sources of financing, in order to maintain our present levels of cash, cash equivalents and investments.  Beyond the next twelve months, we may require additional equity or debt financing to address our working capital or capital equipment needs.  In addition, we may seek to raise equity or debt capital at any time that we deem market conditions to be favorable.  Additional financing, if needed, may not be available on reasonable terms, or at all.

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

Foreign Currency

As part of our overall strategy to manage the level of exposure to the risk of foreign currency exchange rate fluctuations, we attempt to hedge most of our Japanese yen denominated foreign currency exposures.  We use foreign currency forward contracts to hedge the risk that unremitted Japanese yen denominated receipts from customers, for actual or forecasted sales of equipment after receipt of customer orders, may be adversely affected by changes in foreign currency exchange rates.  After recording revenue, we use various mechanisms, such as foreign currency forward exchange contracts and natural hedges, to offset substantial portions of the potential gains or losses associated with our Japanese yen denominated assets and liabilities due to exchange rate fluctuations.  At April 1, 2006, we had taken action to hedge approximately 100% of these Japanese yen denominated exposures.  In addition to natural hedges resulting from having both assets and liabilities denominated in Japanese yen, we enter into foreign currency forward contracts that generally have maturities of nine months or less.  We often close foreign currency forward contracts by entering into an offsetting contract.  At April 1, 2006, we had contracts for the sale of $9.4 million of foreign currencies at fixed rates of exchange.

Information Available on Company Web-site

Ultratech’s web-site is located at www.ultratech.com.  We make available, free of charge through our web-site, our annual report on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K (and amendments to those reports), as soon as reasonably practicable after such reports are filed electronically with the SEC.  We have adopted a Code of Ethics for our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions.  We have posted this Code of Ethics on our web-site.  Any future amendments to this Code will also be posted on our web-site.

Item 3.        Quantitative and Qualitative Disclosures about Market Risk

Reference is made to Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report on Form 10-K for the year ended December 31, 2005 and to the subheading “Derivative Instruments and Hedging” in Item 8, “Financial Statements and Supplementary Data”, under the heading “Notes to Consolidated Financial Statements” of our Annual Report on Form 10-K for the year ended December 31, 2005.

Interest Rate Risk

Our exposure to market risk due to potential changes in interest rates relates primarily to our investment portfolio, which consisted primarily of fixed interest rate instruments as of April 1, 2006.  We maintain an investment policy designed to ensure the safety and preservation of our invested funds by limiting market risk and the risk of default.

Certain of our cash, cash equivalents and short and long-term investments serve as collateral for a line of credit we maintain with a brokerage firm.  The line of credit is used for liquidity purposes, mitigating the need to liquidate investments in order to meet our current operating cash requirements.

Foreign Currency Risk Management

The majority of our revenue, expense and capital purchasing activities is transacted in U.S. dollars.  However, we do enter into these transactions in other currencies, primarily Japanese yen.  To protect against reductions in value and the volatility of future cash flows caused by changes in currency exchange rates, we have established transaction and balance sheet hedging programs.  We use foreign currency forward contracts to hedge the risk that unremitted Japanese yen denominated receipts from customers for actual or forecasted sales of equipment after receipt of customer orders may be adversely affected by changes in foreign currency exchange rates.  After recording revenue, we use various mechanisms, such as foreign currency forward exchange contracts and natural hedges, to offset substantial portions of the potential gains or losses associated with our Japanese yen denominated assets and liabilities due to exchange rate fluctuations.  At April 1, 2006, we had taken action to hedge approximately 100% of these Japanese yen denominated exposures.  In addition to natural hedges resulting from having both assets and liabilities denominated in Japanese yen, we enter into foreign currency forward contracts that generally have maturities of nine months or less.  We often close foreign currency forward contracts by entering into an offsetting contract.  At April 1, 2006, we had contracts for the sale of $9.4 million of Japanese yen at fixed rates of exchange.  Our hedging programs reduce, but do not always entirely eliminate, the impact of currency movements.

Item 4.        Controls and Procedures

We conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this report (the “Evaluation Date”).  Based upon the evaluation, our principal executive officer and principal financial officer concluded that, as of the Evaluation Date, our disclosure controls and procedures were effective and ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal controls over financial reporting during the quarter ended April 1, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.     OTHER INFORMATION

Item 1.        Legal Proceedings

On February 29, 2000, we filed lawsuits asserting patent infringement and related claims against Nikon, Canon, and ASML in the U.S. District Court for the Eastern District of Virginia.  In April 2000, we reached a settlement with Nikon, and in September 2001, we reached a settlement with Canon.  In the patent litigation against ASML, a jury trial was conducted during the three-month period ended July 2, 2005.  The jury reached a verdict that the patent was infringed, but that the asserted claims of the patent were invalid.  We filed a post-trial motion for a new trial and for judgment as a matter of law in our favor.  ASML also filed a motion for judgment as a matter of law seeking to invalidate three of the asserted claims for lack of enablement and requested that the court award costs.  On February 13, 2006, the Court denied our post-trial motions, including the motion for a new trial, and entered judgment in favor of ASML invalidating three claims of the patent for lack of enablement.  The Court also awarded ASML approximately $330,000 in costs.  Ultratech has filed a notice of appeal.  ASML has filed a notice of cross-appeal.

On July 11, 2003, we filed a lawsuit against a Southern California company asserting infringement of certain claims related to U.S. patent No. 5,621,813 in the U.S. District Court in and for the Northern District of California.  On May 17, 2005, the court found the subject patent to be invalid.  We appealed that decision, but, in March of 2006, the Federal Circuit upheld the district court’s ruling.  We have filed a request for reconsideration of such ruling that is still pending.

The defendant also brought a motion for reimbursement of its attorneys’ fees and costs in a total asserted amount of approximately $2 million.  We opposed this motion and, on October 12, 2005, the District Court denied the defendant’s request for attorneys’ fees in its entirety.  On November 3, 2005, the defendant filed a notice of appeal with respect to the court’s ruling on its motion for attorneys’ fees, and we have filed its opposing brief in that regard.  There is not yet a ruling on that appeal nor any scheduled hearing date on that appeal.   It is expected that such a ruling will occur following the scheduled hearing date and that the likely scheduled hearing date will be in the third or fourth quarter of 2006.

Item 1A     Risk Factors

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

Our ability to commercialize our laser processing technologies depends on our ability to demonstrate a manufacturing-worthy tool.  We do not presently have in-house capability to fabricate devices.  As a result, we rely on partnering with semiconductor companies to develop the anneal process.  The development of new process technologies is largely dependent upon our ability to interest potential customers in working on joint process development.  Our ability to deliver timely solutions is also limited by wafer turnaround at the potential customer’s fabrication facility.

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

Although we attempt to protect our intellectual property rights through patents, copyrights, trade secrets and other measures, we believe that our success will depend more upon the innovation, technological expertise and marketing abilities of our employees.  Nevertheless, we have a policy of seeking patents when appropriate on inventions resulting from our ongoing research and development and manufacturing activities.  We own 106 United States and foreign patents, which expire on dates ranging from April 2006 to April 2023 and have 97 United States and foreign patent applications pending.  In addition, we have various registered trademarks and copyright registrations covering mainly software programs used in the operation of our systems.  We also rely upon trade secret protection for our confidential and proprietary information.  We may not be able to protect our technology adequately and competitors may be able to develop similar technology independently.  Our pending patent applications may not be issued or U.S. or foreign intellectual property laws may not protect our intellectual property rights.  In addition, litigation may be necessary to enforce our patents, copyrights or other intellectual property rights, to protect our trade secrets, to determine the validity and scope of the proprietary rights of others or to defend against claims of infringement.  Such litigation has resulted in, and in the future could result in, substantial costs and diversion of resources and could have a material adverse effect on our business, financial condition and results of operations, regardless of the outcome of the litigation.  Patents issued to us may be challenged, invalidated or circumvented and the rights granted thereunder may not provide competitive advantages to us.  Furthermore, others may independently develop similar technology or products, or, if patents are issued to us, design around the patents issued to us.  Invalidation of our patents related to those technologies could allow our competitors to more effectively compete against us, which could result in less revenue for us.

On February 29, 2000, we filed lawsuits asserting patent infringement and related claims against Nikon, Canon, and ASML in the U.S. District Court for the Eastern District of Virginia.  In April 2000, we reached a settlement with Nikon, and in September 2001, we reached a settlement with Canon.  In the patent litigation against ASML, a jury trial was conducted during the three-month period ended July 2, 2005.  The jury reached a verdict that the patent was infringed, but that the asserted claims of the patent were invalid.  We filed a post-trial motion for a new trial and for judgment as a matter of law in our favor.  ASML also filed a motion for judgment as a matter of law seeking to invalidate three of the asserted claims for lack of enablement and requested that the court award costs.  On February 13, 2006, the Court denied our post-trial motions, including the motion for a new trial, and entered judgment in favor of ASML invalidating three claims of the patent for lack of enablement.  The Court also awarded ASML approximately $330,000 in costs.  Ultratech has filed a notice of appeal.  ASML has filed a notice of cross-appeal.

On July 11, 2003, we filed a lawsuit against a Southern California company asserting infringement of certain claims related to U.S. patent No. 5,621,813 in the U.S. District Court in and for the Northern District of California.  On May 17, 2005, the court found the subject patent to be invalid.  We appealed that decision, but, in March of 2006, the Federal Circuit upheld the district court’s ruling.  We have filed a request for reconsideration of such ruling that is still pending.

The defendant also brought a motion for reimbursement of its attorneys’ fees and costs in a total asserted amount of approximately $2 million.  We opposed this motion and, on October 12, 2005, the District Court denied the defendant’s request for attorneys’ fees in its entirety.  On November 3, 2005, the defendant filed a notice of appeal with respect to the court’s ruling on its motion for attorneys’ fees, and we have filed its opposing brief in that regard.  There is not yet a ruling on that appeal nor any scheduled hearing date on that appeal.  It is expected that such a ruling will occur following the scheduled hearing date and that the likely scheduled hearing date will be in the third or fourth quarter of 2006.

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

We experience competition in advanced packaging from various proximity aligner companies such as Suss Microtec AG (Suss Microtec), projection companies such as Ushio, Inc. (Ushio), and reduction stepper companies such as Nikon Precision, Canon, and ASML.  While we believe that the use of reduction steppers is not easily adapted for thick resists utilized in the advanced packaging market, some device manufactures may consider this technology option.  In nanotechnology, we experience competition from proximity aligner companies, such as Suss Microtec, as well as other stepper manufacturers who have developed or are developing tools specifically designed for nanotechnology applications.  We expect our competitors to continue to improve the performance of their current products and to introduce new products with improved price and performance characteristics.  This could cause a decline in sales or loss of market acceptance of our steppers in our served markets, and thereby materially adversely affect our business, financial condition and results of operations.  Enhancements to, or future generations of, competing products may be developed that offer superior cost of ownership and technical performance features.

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

Historically, we have sold a substantial portion of our systems to a limited number of customers.  In the first quarter of 2006, our top five customers accounted for 71% of our total system sales.  In 2005 and 2004, Intel Corporation accounted for 13% and 10% of our net sales.  We expect that sales to a relatively few customers will continue to account for a high percentage of our net sales in the foreseeable future and believe that our financial results depend in significant part upon the success of these major customers and our ability to meet their future capital equipment needs.  Although the composition of the group comprising our largest customers may vary from period to period, the loss of a significant customer or any reduction in orders by a significant customer, including reductions due to market, economic or competitive conditions in the semiconductor, semiconductor packaging or nanotechnology industries or in the industries that manufacture products utilizing integrated circuits, thin film heads or other nanotechnology components, would likely have a material adverse effect on our business, financial condition and results of operations.  Our ability to maintain or increase our sales in the future depends, in part, on our ability to obtain orders from new customers as well as the financial condition and success of our existing customers, the semiconductor and nanotechnology industries and the economy in general.

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

On a market application basis, sales to the semiconductor industry, primarily for advanced packaging applications, accounted for approximately 95% and 63% of system revenue for the first three months of 2006 and 2005, respectively.  During the first quarter of 2006 and 2005, approximately 5% and 37%, respectively, of our systems revenue was derived from sales to nanotechnology manufacturers, including micro systems, thin film head and optical device manufacturers.  Our future operating results and financial condition would be materially adversely impacted by a downturn in any of these market segments, or by loss of market share in any of these segments.  A growing portion of our backlog of system orders is comprised of laser spike annealing tools.  To date, we have limited experience with this technology.  Should significant demand not materialize, due to technical, production, market, or other factors, our business, financial position and results of operations would be materially adversely impacted.

We rely on a limited number of outside suppliers and subcontractors to manufacture certain components and subassemblies, and on single or a limited group of outside suppliers for certain materials for our products, which could result in our inability to obtain an adequate supply of required components due to the suppliers’ failure or inability to provide such components in a timely manner, or at all, and reduced control over pricing and timely delivery of components and materials, any of which could adversely affect our results of operations.

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

The semiconductor industry historically has been highly cyclical and has experienced periods of oversupply, which has in turn affected the market for semiconductor equipment such as ours and which could adversely affect our results of operations during such periods.

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

A substantial portion of our sales is outside of the United States, which subjects us to risks related to customer service, installation, foreign economic and political stability, uncertain regulatory and tax rules, and foreign exchange rate fluctuations, all of which make it more difficult to operate our business.

International sales accounted for approximately 60% and 74% of total net sales for the three months ended April 1, 2006 and April 2, 2005, respectively.  We anticipate that international sales, which typically have lower gross margins than domestic sales, principally due to increased competition and higher field service and support costs, will continue to account for a significant portion of total net sales.  As a result, a significant portion of our net sales will continue to be subject to certain risks, including unexpected changes in regulatory requirements; difficulty in satisfying existing regulatory requirements; exchange rate fluctuations; tariffs and other barriers; political and economic instability; difficulties in accounts receivable collections; natural disasters; difficulties in staffing and managing foreign subsidiary and branch operations; and potentially adverse tax consequences.

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

We are dependent on our key personnel, especially Mr. Zafiropoulo, our Chief Executive Officer, and our business and results of operations would be adversely affected if we were to lose our key employees.

Our future operating results depend, in significant part, upon the continued contributions of key personnel, many of whom would be difficult to replace.  Most of our employees are employed “at will.”  We have entered into employment agreements with only a limited number of our employees, including our Chief Executive Officer, President, Chief Financial Officer and Senior Vice President World-wide Sales and Customer Operations.   Some of these agreements contain vesting acceleration and severance payment provisions that could result in significant costs or charges to us should the employee be terminated without cause, die or have a disability.  We do not maintain any life insurance on any of our key people.  The loss of key personnel could have a material adverse effect on our business, financial condition and results of operations.  In addition, our future operating results depend in significant part upon our ability to attract and retain other qualified management, manufacturing, technical, sales and support personnel for our operations.  There are only a limited number of persons with the requisite skills to serve in these positions and it may become increasingly difficult for us to hire such personnel over time.  At times, competition for such personnel has been intense, particularly in the San Francisco Bay Area where we maintain our headquarters and principal operations.  We may not be successful in attracting or retaining such personnel in the future.  The failure to attract or retain such persons would materially adversely affect our business, financial condition and results of operations.

Changes in financial accounting standards or policies in the past have affected, and in the future may affect, our reported results of operations.

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

Changes in securities laws and listing standards, in particular those that have resulted from the passage of the Sarbanes-Oxley Act of 2002 and related rules and regulations, have increased our legal and financial costs.  We expect to continue to spend significant resources to comply with these requirements.

The Sarbanes-Oxley Act of 2002 required changes in our corporate governance, public disclosure and compliance practices.  The number of rules and regulations applicable to us has increased, and will continue to increase, our legal and financial compliance cost and has made some activities more difficult, such as requiring stockholder approval of new option plans.  In addition, we have incurred, and expect to continue to incur, significant costs in connection with compliance with Section 404 of the Sarbanes-Oxley Act regarding internal controls over financial reporting.  We incurred significant costs to achieve initial compliance with Section 404, and we expect ongoing annual costs to maintain compliance to also be substantial.  We also expect these developments to make it more difficult and more expensive to obtain director and officer liability insurance, and we may be required to accept reduced coverage or incur substantially higher costs to obtain coverage.  These developments could make it more difficult for us to attract and retain qualified members of our board of directors, particularly to serve on our audit committee, and qualified executive officers.  In addition, in connection with our Section 404 certification process, we may identify from time to time deficiencies in our internal controls.  Any material weakness or deficiency in our internal controls over financial reporting could materially and negatively impact our reported financial results and the market price of our stock could significantly decline.  Additionally, adverse publicity related to the disclosure of a material weakness or deficiency in internal controls over financial reporting could have a negative impact on our reputation, business and stock price.

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

Our stock price has experienced significant volatility in the past and we expect this to continue in the future as a result of many factors, some of which could be unrelated to our operating performance.  Such volatility can have a major impact on the number of shares subject to outstanding stock options that are included in calculating our earnings per share.

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

As of April 1, 2006, we had options to purchase approximately $6.2 million shares of our common stock outstanding.  Among other determinants, the market price of our stock has a major bearing on the number of stock options outstanding that are included in the weighted-average shares used in determining our net income (loss) per share.  During periods of extreme volatility, the impact of higher stock prices can have a materially dilutive effect on our net income per share.  Additionally, options are excluded from the calculation of net loss per share when we have a net loss or when the exercise price of the stock option is greater than the average market price of our common stock, as the impact of the stock options would be anti-dilutive.

Our results of operations and business could be adversely affected by wars and other military action, as well as terrorist attacks and threats and government responses thereto, especially if any such actions were directed at us or our facilities or customers.

Terrorist attacks in the United States and elsewhere, government responses thereto, and military actions in Iraq, Afghanistan and elsewhere, may disrupt our operations or those of our customers and suppliers and may affect the availability of materials needed to manufacture our products or the means to transport those materials to manufacturing facilities and finished products to customers.  In addition, any of these events could increase volatility in the United States and world financial markets, which may depress the price of our common stock and may limit the capital resources available to us or our customers or suppliers, which could result in decreased orders from customers, less favorable financing terms from suppliers, and scarcity or increased costs of materials and components of our products.  Additionally, terrorist attacks directly upon us may significantly disrupt our ability to conduct our business.  Any of these occurrences could have a significant impact on our operating results, revenues and costs and may result in increased volatility of the market price of our common stock.

Item 2.        Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.        Defaults upon Senior Securities.

None.

Item 4.        Submission of Matters to a Vote of Security Holders.

None.

Item 5.        Other Information.

None.

Item 6.        Exhibits

10.1              Description of Long-Term Incentive Compensation Plan.  (Incorporated by reference to Item 1.01 of our Current Report on Form 8-K filed on February 3, 2006 (Commission File No. 0-22248)

10.2              Employment Agreement between Registrant and Mr. Rick Friedman, Senior Vice President, World-wide Sales and Customer Services.  (Incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed on February 3, 2006 (Commission File No. 0-22248)

10.3              Form of Restricted Stock Unit Issuance Agreement for Executive Officers with Employment Agreements

10.4              Form of Restricted Stock Unit Issuance Agreement for All Other Executive Officers

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

ULTRATECH, INC.

(Registrant)

Date:	May 5, 2006	By:	/s/Bruce R. Wright
Bruce R. Wright
Senior Vice President, Finance and Chief Financial
Officer (Duly Authorized Officer and Principal
Financial and Accounting Officer)

EXHIBIT INDEX

10.1	Description of Long-Term Incentive Compensation Plan. (Incorporated by reference to Item 1.01 of our Current Report on Form 8-K filed on February 3, 2006 (Commission File No. 0-22248)

10.2

Employment Agreement between Registrant and Mr. Rick Friedman, Senior Vice President, World-wide Sales and Customer Services. (Incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed on February 3, 2006 (Commission File No. 0-22248)

10.3	Form of Restricted Stock Unit Issuance Agreement for Executive Officers with Employment Agreements

10.4	Form of Restricted Stock Unit Issuance Agreement for All Other Executive Officers

31.1	Certification of Chief Executive Officer required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.