Form 10-Q
period 2006-07-01
ULTRATECH INC
filed 2006-08-10
CIK 909791

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 1, 2006

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

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes    ☐      No    ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date:

Class	Outstanding as of August 1, 2006
common stock, $.001 par value	23,595,467

ULTRATECH, INC.

PART I.   FINANCIAL INFORMATION

Item 1.    Financial Statements

ULTRATECH, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	July 1,	Dec. 31,
(In thousands)	2006	2005*
	(Unaudited)
ASSETS
Current assets:
Cash, cash equivalents, and short-term investments	$97,629	$141,067
Accounts receivable, net	18,999	19,110
Inventories	40,550	28,969
Prepaid expenses and other current assets	3,140	1,589
Total current assets	160,318	190,735

Long-term investments	50,069	—

Equipment and leasehold improvements, net	21,178	25,117

Demonstration inventories	4,686	3,367

Other assets	2,929	3,090

Total assets	$239,180	$222,309

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Notes payable	$9,800	$4,289
Accounts payable	14,209	8,403
Deferred product and services income	4,694	1,970
Other current liabilities	11,019	10,892
Total current liabilities	39,722	25,554

Other liabilities	7,355	7,805

Stockholders’ equity	192,103	188,950

Total liabilities and stockholders’ equity	$239,180	$222,309

*                    The Balance Sheet as of December 31, 2005 has been derived from the audited financial statements at that date.

See accompanying notes to unaudited condensed consolidated financial statements

ULTRATECH, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Six Months Ended
	July 1,	July 2,	July 1,	July 2,
(In thousands, except per share amounts)	2006	2005	2006	2005
Net sales:
Products	$22,362	$25,698	$53,771	$49,434
Services	3,581	2,839	7,116	5,937
Licenses	100	289	100	1,417
Total net sales	26,043	28,826	60,987	56,788

Cost of sales:
Cost of products sold	11,821	14,752	30,937	28,144
Cost of services	2,411	2,385	4,582	4,677
Total cost of sales	14,232	17,137	35,519	32,821
Gross profit	11,811	11,689	25,468	23,967

Operating expenses:
Research, development, and engineering	6,350	6,833	12,503	14,336
Selling, general, and administrative	8,345	8,196	15,642	15,731
Amortization of intangible assets	—	—	—	95
Operating loss	(2,884)	(3,340)	(2,677)	(6,195)

Interest expense	(32)	(99)	(44)	(190)

Interest and other income, net	1,712	1,149	3,229	2,063
Income (loss) before income tax	(1,204)	(2,290)	508	(4,322)
Provision (benefit) for income taxes	(28)	(296)	102	(432)
Net income (loss)	($1,176)	($1,994)	$406	($3,890)

Net income (loss) per share - basic:
Net income (loss)	($0.05)	($0.08)	$0.02	($0.16)
Number of shares used in per share computations - basic	23,927	23,944	23,879	23,912
Net income (loss) per share - diluted:
Net income (loss)	($0.05)	($0.08)	$0.02	($0.16)
Number of shares used in per share computations - diluted	23,927	23,944	25,031	23,912

See accompanying notes to unaudited condensed consolidated financial statements

ULTRATECH, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended
	July 1,	July 2,
(In thousands)	2006	2005
Cash flows from operating activities:
Net income (loss)	$406	$(3,890)
Adjustments to reconcile net income (loss) to net cash generated by (used in) operating activities:
Depreciation	2,977	3,326
Amortization	627	760
(Gain) loss on disposal of equipment	(5)	3
Loss on sale of short-term investments	—	8
Stock-based compensation	960	68
Deferred income taxes	170	(17)
Changes in operating assets and liabilities:
Accounts receivable	111	332
Inventories	(9,186)	(1,606)
Prepaid expenses and other current assets	(1,598)	(1,777)
Demonstration inventory	(1,853)	855
Other assets	38	(288)
Accounts payable	5,806	(3,004)
Deferred product and services income	2,724	2,191
Deferred license revenue	—	(1,041)
Other current liabilities	127	1,164
Other liabilities	(450)	488
Net cash generated by (used in) operating activities	854	(2,428)

Cash flows from investing activities:
Capital expenditures	(1,507)	(3,676)
Proceeds from sale of fixed assets	79	—
Purchase of securities	(23,920)	(76,658)
Proceeds from sales and maturities of securities	20,917	69,685
Net cash used in investing activities	(4,431)	(10,649)

Cash flows from financing activities:
Proceeds from notes payable	21,404	66,235
Repayment of notes payable	(15,893)	(67,538)
Proceeds from issuance of common stock	2,639	2,046
Net cash provided by financing activities	8,150	743

Net effect of exchange rate changes on cash	(223)	367

Net increase (decrease) in cash and cash equivalents	4,350	(11,967)

Cash and cash equivalents at beginning of period	36,344	47,985

Cash and cash equivalents at end of period	$40,694	$36,018

Supplemental disclosures of cash flow information:
Other non-cash change:
Systems transferred from (to) inventory to (from) equipment and other assets	($754)	$1,723

See accompanying notes to unaudited condensed consolidated financial statements

Ultratech, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
July 1, 2006

(1)  Description of Business

Ultratech, Inc. (referred to as “Ultratech,” the “Company” and “we”) develops, manufactures and markets photolithography and laser thermal processing equipment for manufacturers of integrated circuits and nanotechnology components located throughout North America, Europe, Japan, Taiwan and the rest of Asia.

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

In evaluating the Company’s business segments, we gave consideration to the Chief Executive Officer’s review of financial information and the organizational structure of our management. Based on this review, we concluded that, at the present time, resources are allocated and other financial decisions are made based on consolidated financial information. Accordingly, we have determined that we operate in one business segment, which is the manufacture and distribution of capital equipment to manufacturers of integrated circuits and nanotechnology components.

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

Operating results for the three and-six month periods ended July 1, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006, or any future period.

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

IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS — In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets.” SFAS No. 156 permits an entity to choose either the amortization method or the fair value method for each class of separately recognized servicing assets and servicing liabilities. This statement is effective as of the beginning of an entity’s first fiscal year that begins after September 15, 2006, with earlier adoption permitted. The Company does not anticipate that the adoption of SFAS No. 156 will have a material impact on its results of operations or statement of financial position.

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments.” SFAS No. 155 permits fair value re-measurement for any hybrid financial instruments that contain an embedded derivative that otherwise would require bifurcation. This statement is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. The Company does not anticipate that the adoption of SFAS No. 155 will have a material impact on its results of operations or statement of financial position.

In November 2005, the FASB issued FSP FAS 115-1 and FAS 124-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” (“FSP 115-1”), which provides guidance on determining when investments in certain debt and equity securities are considered impaired, whether that impairment is other-than-temporary, and on measuring such impairment loss. FSP 115-1 also includes accounting considerations subsequent to the recognition of an other-than temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. FSP 115-1 is required to be applied to reporting periods beginning after December 15, 2005. During the quarter ended April 1, 2006, the Company adopted

FSP FAS 115-1 and FAS 124-1. The adoption had no impact on the Company’s consolidated statements of operations for the first six months of 2006.

In June 2005, the FASB issued Statement No. 154, “Accounting Changes and Error Corrections” (SFAS 154), a replacement of APB Opinion No. 20, “Accounting Changes”, and Statement No. 3, “Reporting Accounting Changes in Interim Financial Statements.” SFAS 154 changes the requirements for the accounting for and the reporting of a change in accounting principle. Previously, most voluntary changes in accounting principles required recognition by recording a cumulative effect adjustment within net income in the period of change. SFAS 154 requires retrospective application to prior periods’ financial statements, unless it is impracticable to determine either the specific period effects or the cumulative effect of the change. SFAS 154 is effective for accounting changes made in fiscal years beginning after December 15, 2005. During the quarter ended April 1, 2006, the Company adopted FAS 154. The adoption had no impact on the Company’s consolidated financial statements for the three and six-month periods ended July 1, 2006.

In July 2006 the FASB issued FIN 48 as an interpretation of FASB Statement No. 109, “Accounting for Income Taxes” (“SFAS 109”). This Interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS 109 and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. We are still evaluating what impact, if any, the adoption of this standard will have on our financial position or results of operations.

(3)  Stock-Based Compensation

The Company has adopted stock plans that provide for the grant to employees of stock-based awards, including stock options and restricted stock units. In addition, these plans permit the grant of non-statutory stock-based awards to be paid to consultants and outside directors.

Prior to January 1, 2006, the Company accounted for its stock plans under the provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (APB No. 25) and FASB Interpretation (FIN) No. 44, “Accounting for Certain Transactions Involving Stock Compensation — an Interpretation of APB Opinion No. 25” (FIN No. 44) as permitted by Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (SFAS No. 123). No stock-based employee compensation was recognized in the Condensed Consolidated Statement of Operations under SFAS No. 123 as all options granted under the Company’s stock plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (SFAS No. 123R), effective January 1, 2006 using the modified prospective transition method. Under that transition method, stock-based compensation expense recognized during the six months ended July 1, 2006 includes: (a) stock options granted prior to, but not yet vested as of, January 1, 2006, based on the grant-date fair value estimated in accordance with the original provisions of SFAS No. 123R, and (b) stock options and restricted stock units granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123R. Under the modified prospective transition method, results for prior periods are not restated.

As a result of adopting SFAS 123R on January 1, 2006, and excluding the expense related to restricted stock units which would have been included in the Company’s Condensed Consolidated Statements of Operations under the provisions of APB No. 25, the Company’s Condensed Consolidated Statements of Operations for the three and six-month periods ended July 1, 2006 changed by the following amounts compared to what the Company would have reported had it continued to account for share-based compensation under APB No. 25:

	Impact of adoption of SFAS No. 123R
(In thousands, except per share amounts)	Three Months Ended July 1, 2006	Six Months Ended July 1, 2006
Income from continuing operations	$(212)	$(429)
Income before income taxes	$(212)	$(429)
Net income	$(212)	$(429)
Earnings per share - basic	$(0.01)	$(0.01)
Earnings per share - diluted	$(0.01)	$(0.01)

The estimated fair value of the Company’s stock-based awards, less expected forfeitures, is amortized over the awards’ vesting period using a single grant approach on a ratable basis for awards granted after the adoption of SFAS No. 123R and using a multiple grant approach on a straight-line basis for awards granted prior to the adoption of SFAS No. 123R.

Prior to the adoption of SFAS 123R, the Company presented all tax benefits of deductions resulting from the exercise of stock options as operating cash flows in the Condensed Consolidated Statement of Cash Flows. SFAS 123R requires cash flows resulting from tax benefits resulting from deductions in excess of the compensation cost recognized for those options (excess tax benefits) to be classified as financing cash flows. During the three and six-month periods ended July 1, 2006, the excess tax benefit classified as finance cash inflow that would have been classified as operating cash inflow if the Company had not adopted SFAS 123R is immaterial.

The modified prospective transition method of SFAS No. 123R requires the presentation of pro forma information for periods presented prior to the adoption of SFAS No. 123R regarding net income (loss) and net income (loss) per share as if the Company had accounted for its stock plans under the fair value method of SFAS No. 123R. For pro forma purposes, fair value of stock options was estimated using the Black-Scholes option valuation model and amortized using a multiple grant approach on a straight-line basis. The fair value of all of the Company’s stock-based awards was estimated assuming no expected dividends and using estimates of expected life, volatility and risk-free interest rate at the time of grant. The following table illustrates the effect on net income (loss) and net income (loss) per share if the Company had accounted for its stock plans under the fair value method of accounting under SFAS No. 123R:

(In thousands, except per share amounts)	Three Months Ended July 2, 2005	Six Months Ended July 2, 2005
Net loss as reported	$(1,994)	$(3,890)
Add: Compensation expense recorded under APB No. 25, net of tax	68	68
Deduct: SFAS No. 123R compensation expense, net of tax	(504)	(3,187)
Pro forma net loss	$(2,430)	$(7,009)

Net loss per share - basic, as reported	$(0.08)	$(0.16)
Pro forma net loss per share - basic	$(0.10)	$(0.29)

Net loss per share - diluted, as reported	$(0.08)	$(0.16)
Pro forma net loss per share - diluted	$(0.10)	$(0.29)

The Company recognized stock-based compensation expense of $0.5 million and $1.0 million, respectively, during the three and six-month periods ended July 1, 2006 including expenses related to restricted stock units which would have been included in the Company’s Condensed Consolidated Statements of Operations under the provisions of APB No. 25. Compensation cost capitalized as part of inventory was immaterial during the three and six-month periods ended July 1, 2006. The total income tax benefit recognized in the Company’s Condensed Consolidated Statements of Operations during the three and six-month periods ended July 1, 2006 related to all stock-based compensation was immaterial.

Stock Options and Restricted Stock Units

Ultratech’s 1993 Stock Option Plan/Stock Issuance Plan, as amended, and its 1998 Supplemental Stock Option/Stock Issuance Plan, as amended (together with the 1993 Stock Option Plan/Stock Issuance Plan, as amended, the “Plans”), provide for the grant of qualified and non-qualified stock-based awards to eligible employees, consultants and advisors, and non-employee directors of the Company and its subsidiaries. The Company believes that such awards better align the interests of its employees with those of its shareholders. As of July 1, 2006, there were a total of 1,013,315 shares reserved for future awards under the Plan.

The Company analyzed its stock-based compensation strategies prior to the adoption of SFAS No. 123R and made the decision to grant a combination of stock options and restricted stock units rather than only stock options during the three and six-month periods ended July 1, 2006. Option awards are generally granted with an exercise price equal to the market price of the Company’s stock on the date of grant, expire ten years from the date of grant and currently generally vest over approximately four years from the date of grant. Restricted stock unit awards generally vest over approximately three years from the date of grant. Certain stock options and restricted stock units provide for accelerated vesting if there is a change in control (as defined in the respective Plan). The Company has a policy of settling employee stock option exercises and employee stock issuances with newly issued shares of common stock.

The fair value of the Company’s stock options was estimated using a Black-Scholes option valuation model. This model requires the input of highly subjective assumptions, including expected stock price volatility and the estimated life of each award. The fair value of these stock options was estimated utilizing estimates of dividend yield, expected life, expected volatility and risk-free interest rate at the time of grant. The Company has assumed expected dividends of zero over the expected life of the grants. The Company uses historical exercise and post-vesting forfeiture data, vesting characteristics, and the contractual term of the grant to estimate expected life. The Company uses historical volatility of the Company’s stock and implied market volatility from traded options on the Company’s stock as a basis for calculating expected volatility. As the remaining maturity for the traded options analyzed was between six and twelve months, the Company determined that it should not rely solely on implied market volatility for calculating expected volatility. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant.

The fair value of the Company’s stock options granted during the three and six-month periods ended July 1, 2006 and July 2, 2005 was estimated using the following weighted-average assumptions:

	Three Months Ended		Six Months Ended
	July 1,	July 2,	July 1,	July 2,
	2006	2005	2006	2005

Expected life (in years): stock options	4.9	3.8	4.9	3.5

Risk-free interest rate	4.89%	3.76%	4.89%	3.44%

Volatility factor	0.53	0.46	0.53	0.51

Dividend yield	N/A	N/A	N/A	N/A

A summary of stock option activity under the Plans as of July 1, 2006 and changes during the six months then ended is presented below:

Options	Shares (in thousands)	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2005	6,444	17.71	—	—
Granted	24	20.76	—	—
Exercised	(178)	14.83	—	—
Forfeited or expired	(76)	25.13	—	—
Outstanding at July 1, 2006	6,214	17.71	6.5	$6,972
Vested or expected to vest at July 1, 2006	6,212	17.71	6.5	$6,972
Exercisable at July 1, 2006	5,976	17.93	6.5	$6,059

The weighted-average grant date fair value of options granted during the three and six-month periods ended July 1, 2006 was $10.60 and $10.60, respectively. The total intrinsic value of options exercised during the three and six-month periods ended July 1, 2006 was $0.1 million and $1.2 million, respectively. The fair value of restricted stock units is based upon the closing trading price of the Company’s shares on the date of grant. The total fair value of restricted stock units that vested during the six-month period ended July 1, 2006 was $0.1 million.

A summary of the status of the Company’s restricted stock units as of July 1, 2006, and changes during the six months then ended is presented below:

Nonvested Restricted Stock Units	Shares (in thousands)	Weighted- Average Grant-Date Fair Value
Nonvested at December 31, 2005	—	N/A
Granted	168	$19.20
Vested	(5)	$19.20
Forfeited	(6)	$19.20
Nonvested at July 1, 2006	157	$19.20

As of July 1, 2006, there was $2.8 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the plans. That cost is expected to be recognized over a weighted average period of 1.1 years.

Cash received from stock option exercises was $0.2 million and $2.6 million, respectively, during the three and six-month periods ended July 1, 2006. The income tax benefit realized from stock option exercises during the three and six-month periods ended July 1, 2006 was immaterial.

(4)  Net Income (Loss) Per Share

The following sets forth the computation of basic and diluted net income (loss) per share:

	Three Months Ended		Six Months Ended
	July 1,	July 2,	July 1,	July 2,
(In thousands, except per share amounts)	2006	2005	2006	2005

Numerator:
Net income (loss)	($1,176)	($1,994)	$406	($3,890)

Denominator:
Denominator for basic net income per share	23,927	23,944	23,879	23,912
Effect of dilutive employee stock options	—	—	1,152	—
Denominator for diluted net income per share	23,927	23,944	25,031	23,912

Net income (loss) per share - basic:
Net income (loss)	($0.05)	($0.08)	$0.02	($0.16)

Net income (loss) per share - diluted:
Net income (loss)	($0.05)	($0.08)	$0.02	($0.16)

For the three and six-month periods ended July 1, 2006, options to purchase 6,214,415 and 1,830,310 shares of common stock at an average exercise price of $17.71 and $25.20, respectively, were excluded from the computation of diluted net loss per share, as the effect would have been anti-dilutive. For the three and six-month periods ended July 2, 2005, options to purchase 6,297,946 shares of common stock at an average exercise price of $17.88 were excluded from the computation of diluted net loss per share, as the effect would have been anti-dilutive. Options are anti-dilutive when we have a net loss or when the exercise price of the stock option is greater than the average market price of our common stock during the period.

(5)  Inventories

Inventories consist of the following:

	July 1,	Dec. 31,
(In thousands)	2006	2005
Raw materials	$14,124	$10,873
Work-in-process	12,897	8,322
Finished products	13,529	9,774
	$40,550	$28,969

(6)  Other Assets

Other assets consist of the following:

	July 1,	Dec. 31,
(In thousands)	2006	2005
Deferred compensation plan assets	$1,956	$1,972
Deferred income taxes	151	274
Other	822	844
	$2,929	$3,090

(7)  Line of Credit

We have a line of credit agreement with a brokerage firm. Under the terms of this agreement, we may borrow funds at a cost equal to the current Federal funds open rate plus 100 basis points (approximately 6.25% as of July 1, 2006). Certain of our cash, cash equivalents and investments secure borrowings outstanding under this facility. Funds are advanced to us under this facility based on pre-determined advance rates on the cash and securities held by us in this brokerage account. This agreement has no set expiration date and there are no loan covenants, other than the aforementioned collateral requirement. As of July 1, 2006, $9.8 million was outstanding under this facility, with a related collateral requirement of approximately $13.1 million of our cash, cash equivalents and investments.

(8)  Other Current Liabilities

Other current liabilities consist of the following:

	July 1,	Dec. 31,
(In thousands)	2006	2005
Salaries and benefits	$4,267	$3,723
Warranty accrual	2,198	2,397
Advance billings	671	854
Income taxes payable	188	768
Reserve for losses on purchase order commitments	230	406
Accrued taxes-other	2,201	1,542
Other	1,264	1,202
	$11,019	$10,892

Warranty Accrual

We generally warrant our products for a period of 12 months for new products, or 3 months for refurbished products, from the date of customer acceptance for material and labor to repair the product; accordingly, an accrual for the estimated cost of the warranty is recorded at the time the product is shipped. Extended warranty terms, if granted, result in deferral of revenue equating to our standard pricing for similar service contracts. Recognition of the related warranty cost is deferred until product revenue is recognized. Factors that affect our warranty liability include the number of installed units, historical and anticipated rates of warranty claims, and cost per claim. We periodically assess the adequacy of our recorded warranty liabilities and adjust the amounts as necessary. In 2005, the Company commenced volume shipments of its unity-based lithography systems and commenced warranty coverage on several of its laser annealing systems. As may occur with new product introductions, after-sales (warranty) costs were higher than anticipated. The Company believes its warranty accrual, as of July 1, 2006, will be sufficient to satisfy outstanding obligations as of that date.

Changes in our warranty accrual are as follows:

	Three Months Ended		Six Months Ended
	July 1,	July 2,	July 1,	July 2,
(In thousands)	2006	2005	2006	2005
Balance, beginning of the period	$2,586	$2,026	$2,397	$2,013
Warranties issued during the period	396	741	1,313	1,695
Settlements made during the period	(1,152)	(1,019)	(2,270)	(2,078)
Changes in liability for pre-existing warranties	368	163	758	281
Balance, end of the period	$2,198	$1,911	$2,198	$1,911

Deferred Services Revenue

Deferred services revenue is included in the deferred product and services income line on the condensed consolidated balance sheets. We sell service contracts for which revenue is deferred and recognized ratably over the contract period, for time based service contracts, or as service hours are delivered, for contracts based on a purchased quantity of hours.

Changes in our deferred service revenue are as follows:

	Three Months Ended		Six Months Ended
	July 1,	July 2,	July 1,	July 2,
(In thousands)	2006	2005	2006	2005
Balance, beginning of the period	$3,213	$1,352	$1,970	$1,332
Service contracts sold during the period	2,122	2,128	6,079	4,116
Service contract revenue recognized during the period	(2,626)	(1,920)	(5,340)	(3,888)
Balance, end of the period	$2,709	$1,560	$2,709	$1,560

(9)  Other Liabilities

Other liabilities consist of the following:

	July 1,	Dec. 31,
(In thousands)	2006	2005
Deferred rent	$2,961	$3,157
Deferred compensation plan liability	1,819	1,932
Asset retirement obligations	1,908	2,064
Other	667	652
	$7,355	$7,805

(10)  Accumulated Other Comprehensive Income (Loss)

The components of accumulated other comprehensive income (loss) are as follows:

	Three Months Ended		Six Months Ended
	July 1,	July 2,	July 1,	July 2,
(In thousands)	2006	2005	2006	2005
Net income (loss)	($1,176)	($1,994)	$406	($3,890)
Accumulated other comprehensive income (loss):
Unrealized gain (loss) on available-for-sale securities	(224)	342	(629)	160
Unrealized gain (loss) on foreign exchange forward contracts	(99)	178	(223)	367
Comprehensive loss	($1,499)	($1,474)	($446)	($3,363)

Accumulated other comprehensive income (loss) included in the condensed consolidated balance sheets is comprised of unrealized gains or losses on available-for-sale securities and the effect of exchange rate changes on foreign exchange forward contracts, net of tax.

	July 1,	Dec. 31,
(In thousands)	2006	2005
Unrealized gains (losses) on:
Available-for-sale investments	$(1,829)	$(1,200)
Foreign exchange contracts	91	314
Accumulated other comprehensive loss at end of period	$(1,738)	$(886)

(11)  Stock Repurchase Program

On September 19, 2005, the Company’s Board of Directors authorized the repurchase of up to $30 million of its common stock in the open market at the then prevailing market prices during the period commencing September 19, 2005 through September 30, 2007. Through July 1, 2006, the Company had repurchased 644,535 shares of its common stock at a total purchase price of $9.2 million. No shares were repurchased during the six-month period ended July 1, 2006.

(12)  Employee Benefit Plans

Employee bonus plans

We currently sponsor an executive incentive bonus plan that distributes employee awards based on the achievement of predetermined targets. We have recorded $0.2 million and $0.6 million of expenses under this bonus plan for the three and six-month periods ended July 1, 2006, respectively. There was no executive incentive bonus plan expense recognized during the three and six-month periods ended July 2, 2005.

Employee savings and retirement plans

Ultratech sponsors a 401(k) employee salary deferral plan that allows voluntary contributions by all full-time employees of from 1% to 20% of their pretax earnings. Company contributions made to this plan were $0.1 million and $0.2 million for the three and six-month periods ended July 1, 2006, respectively. The comparable contributions in 2005 were $0.1 million and $0.2 million, respectively. These Company contributions, limited to a maximum of $2,000 per year per employee, generally become 20 percent vested at the end of an employee’s first year of service from the date of hire with the Company, and vest 20 percent per year of service thereafter until they become fully vested at the end of five years of service. The Company also sponsors an executive non-qualified deferred compensation plan that allows qualifying executives to defer current cash compensation.

(13)  Contingencies

Legal Proceedings

On February 29, 2000, we filed lawsuits asserting patent infringement and related claims against Nikon, Canon, and ASML in the U.S. District Court for the Eastern District of Virginia. In April 2000, we reached a settlement with Nikon, and in September 2001, we reached a settlement with Canon. In the patent litigation against ASML, a jury trial was conducted during the three-month period ended July 2, 2005. The jury reached a verdict that the patent was infringed, but that the asserted claims of the patent were invalid. We filed a post-trial motion for a new trial and for judgment as a matter of law in our favor. ASML also filed a motion for judgment as a matter of law seeking to invalidate three of the asserted claims for lack of enablement and requested that the court award costs. On February 13, 2006, the Court denied our post-trial motions, including the motion for a new trial, and entered judgment in favor of ASML invalidating three claims of the patent for lack of enablement. The Court also awarded ASML approximately $330,000 in costs. We have filed a notice of appeal. ASML has filed a notice of cross-appeal.

On July 11, 2003, we filed a lawsuit against a Southern California company asserting infringement of certain claims related to U.S. patent No. 5,621,813 in the U.S. District Court in and for the Northern District of California. On May 17, 2005, the district court found the subject patent to be invalid. We appealed that decision, but, in March 2006, the Federal Circuit upheld the district court’s ruling. We have filed a request for reconsideration of such ruling that is still pending.

In May 2006, the same company filed a state court lawsuit against us for malicious prosecution and abuse of process claiming that attorney’s fees, costs and other damages were due based on the outcome of a federal patent litigation suit brought against it by us. We do not believe this new action has merit, particularly given the denial by the federal court and the subsequent federal appellate court’s affirmation of any attorney’s fees payable to this company by us in the federal patent litigation. We intend to vigorously defend against this action and to seek fees and/or sanctions against this company in relation thereto.

(14)  Subsequent Event

Subsequent to July 1, 2006, in conjunction with the above-referenced share repurchase plan, we have repurchased a total of 331,970 shares of common stock at a total purchase price of $4.7 million.

Item 2.                          Management’s Discussion and Analysis of Financial Condition and Results of Operations

Certain of the statements contained herein, which are not historical facts and which can generally be identified by words such as “anticipates”, “expects”, “intends”, “will”, “could”, “believes”, “estimates”, “continue”, and similar expressions, are forward-looking statements under Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that involve risks and uncertainties, such as risks related to our dependence on new product introductions and market acceptance of new products and enhanced versions of our existing products; lengthy sales cycles, including the timing of system installations and acceptances; lengthy and costly development cycles for laser-processing and lithography technologies and applications; integration, development and associated expenses of the laser processing operation; delays, deferrals and cancellations of orders by customers; cyclicality in the semiconductor and nanotechnology industries; pricing pressures and product discounts; high degree of industry competition; intellectual property matters; expiration of licensing arrangements, and the resulting adverse impact on our licensing revenues; changes to financial accounting standards; changes in pricing by us, our competitors or suppliers; customer concentration; international sales; timing of new product announcements and releases by us or our competitors; ability to volume produce systems and meet customer requirements; sole or limited sources of supply; ability and resulting costs to attract or retain sufficient personnel to achieve our targets for a particular period; dilutive effect of employee stock option grants on net income per share, which is largely dependent upon us achieving and maintaining profitability and the market price of our stock; mix of products sold; rapid technological change and the importance of timely product introductions; outcome of litigation; manufacturing variances and production levels; timing and degree of success of technologies licensed to outside parties; product concentration and lack of product revenue diversification; inventory obsolescence; asset impairment; effects of certain anti-takeover provisions; announced and future acquisitions; volatility of stock price; foreign government regulations and restrictions; business interruptions due to natural disasters or utility failures; environmental regulations; and any adverse effects of terrorist attacks in the United States or elsewhere, or government responses thereto, or military actions in Iraq, Afghanistan and elsewhere, on the economy in general, or on our business in particular. Due to these and additional factors, the statements, historical results and percentage relationships set forth below are not necessarily indicative of the results of operations for any future period. These forward-looking statements are based on management’s current beliefs and expectations, some or all of which may prove to be inaccurate, and which may change. We undertake no obligation to revise or update any forward-looking statements to reflect any event or circumstance that may arise after the date of this report.

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

On June 30, 2006 we entered into a non-binding letter of intent to purchase the assets of Oraxion, Inc. This purchase closed on July 26, 2006. Oraxion produced inspection equipment for surface metrology and stress analysis for the semiconductor industry.

RESULTS OF OPERATIONS

We derive a substantial portion of our total net sales from sales of a relatively small number of newly manufactured systems, which typically range in price from $1.2 million to $5.0 million. As a result of these high sale prices, the timing and recognition of revenue from a single transaction has had and most likely will continue to have a significant impact on our net sales and operating results for any particular period.

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

Net sales

Second Quarter

	Three Months Ended
	July 1,	July 2,	Amount of	Percentage
(In millions)	2006	2005	Change	Change
Sales of:
Products	$22.3	$25.7	($3.3)	-13%
Services	3.6	2.8	0.7	26%
Licenses	0.1	0.3	(0.2)	-65%
Total net sales	$26.0	$28.8	($2.8)	-10%

Net sales consist of revenues from products (system sales, spare parts sales and upgrades), services and licensing of technologies. Product sales decreased 13% to $22.3 million on a system unit volume decrease of 33% in the second quarter of 2006, compared to the second quarter of 2005. The average selling prices of systems sold increased 27% compared to the comparable year-ago period, resulting from a shift in product mix in favor of our new lithography platform products and away from our legacy platform products.

On a product market application basis, system sales to the semiconductor industry, primarily for advanced packaging applications, were $14.2 million for the quarter ended July 1, 2006, a decrease of 7% when compared with system sales to this market in the second quarter of 2005. This decrease was due to a 7% decline in sales to the advanced packaging markets.

System sales to the nanotechnology market were $3.7 million for the quarter ended July 1, 2006, a decrease of 37% compared with sales of $6.0 million in the second quarter of 2005. System sales to the nanotechnology market are highly dependent on customer capacity demand in the thin film head industry.

Revenues from services for the second quarter of 2006 were $3.6 million, an increase of 26% over last year’s second quarter, primarily as a result of an increase in service contract revenue.

Revenues from licenses were $0.1 million in the quarter ended July 1, 2006 compared with $0.3 million in the comparable period a year ago. This decrease was a result of the completion of the amortization period of prior-period proceeds from licensing agreements. Future revenues from licensing activities, if any, will be contingent upon the outcome of current litigation (see “Legal Proceedings”), and upon existing and future licensing and royalty arrangements. The Company may not be successful in generating licensing revenues in the future and does not anticipate the recognition of significant levels of licensing income during the remainder of 2006.

At July 1, 2006, we had approximately $4.7 million of deferred product and services income compared to $2.0 million at December 31, 2005. Deferred income related to our products is recognized upon satisfying the contractual obligations for installation and/or customer acceptance. Deferred service revenue is recognized ratably over the contract period or as purchased services are rendered.

For the quarter ended July 1, 2006, international net sales were $18.0 million, or 69% of total net sales compared with $22.1 million, or 77% of total net sales for the second quarter of 2005. We expect sales to international customers to represent a significant majority of our revenues during the remainder of 2006. Our revenue derived from sales in foreign countries is not generally subject to significant exchange rate fluctuations, principally because sales contracts for our systems are generally denominated in U.S. dollars. In Japan, however, orders are often denominated in Japanese yen. This subjects us to the risk of currency fluctuations. We attempt to mitigate this risk by entering into foreign currency forward exchange contracts for the period between when an order is received and when it is recorded as revenue. After recording revenue, we use various mechanisms, such as foreign currency forward exchange contracts and natural hedges, to offset substantial portions of the gains or losses associated with our Japanese yen denominated receivables due to exchange rate fluctuations. We had approximately $4.1 million of Japanese yen denominated receivables at July 1, 2006. International sales expose us to a number of additional risks, including fluctuations in the value of local currencies relative to the U.S. dollar, which impact the relative cost of ownership of our products and, thus, the customer’s willingness to purchase our product. (See “Item 1A Risk Factors: International Sales”).

Year-To-Date:

	Six Months Ended
	July 1,	July 2,	Amount of	Percentage
(In millions)	2006	2005	Change	Change
Sales of:
Products	$53.8	$49.4	$4.3	9%
Services	7.1	5.9	1.2	20%
Licenses	0.1	1.4	(1.3)	-93%
Total net sales	$61.0	$56.8	$4.2	7%

Product sales increased 9% to $53.8 million. The increase was primarily a result of a 31% increase in the average selling prices of systems sold, which was partially offset by a system unit volume decrease of 17%. The increase in average selling prices was primarily the result of a shift in product mix in favor of our new lithography and laser spike annealing product platforms and away from our legacy product platforms. On a market segment basis, the year-over-year increase in systems sales was a result of higher sales to the advanced packaging market ($8.5 million) and the laser thermal processing market ($3.1 million), partially offset by a decline in sales to the nanotechnology market.

Revenues from services for the first half of 2006 were $7.1 million, an increase of 20% over the first half of 2005, primarily as a result of increases in service contract revenues. Revenues from licenses decreased by $1.3 million in the first half of 2006, as compared to the first half of 2005. This decrease was a result of the completion of the amortization period of prior-period proceeds from licensing agreements. Future revenues from licensing activities, if any, will be contingent upon the outcome of current litigation (see “Legal Proceedings”), and upon existing and future licensing and royalty arrangements. The Company may not be successful in generating licensing revenues in the future and does not anticipate the recognition of significant levels of licensing income during the remainder of 2006.

For the first half of 2006, international net sales were $39.0 million, or 64% of total net sales, as compared with $42.9 million, or 75% of total net sales for the first half of 2005. For the first half of 2006, as compared to the first half of 2005, sales to Europe declined $11.9 million, sales to Japan declined $2.9 million, sales to Taiwan increased $6.1 million and sales to the “rest of Asia” increased $3.1 million.

Gross profit

Second Quarter

On a comparative basis, gross margins were 45.4% and 40.6% for the second quarters of 2006 and 2005, respectively. The 4.8 percentage point increase in gross margin was primarily due to more favorable pricing and mix of products sold (4.0 percentage points) and improved manufacturing and after-sales efficiencies (0.8 percentage points).

Exclusive of licensing revenues, gross margins were 45.1% for the quarter ended July 1, 2006 as compared with 39.9% for the same period in 2005. We believe disclosure of gross margins without reference to licensing revenues provides additional appropriate disclosure to allow comparison of our product and service gross margins over time because there is little, if any, cost of sales associated with our licensing revenues. Future revenues from licensing activities, if any, will be contingent upon the outcome of current litigation (see “Legal Proceedings”), and upon existing and future licensing and royalty arrangements. The Company may not be successful in generating licensing revenues in the future and does not anticipate the recognition of significant levels of licensing income during the remainder of 2006. Gross margins have been, and will continue to be, negatively impacted by the discontinuance of license revenue.

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

Year-To-Date:

Gross margins were 41.8% and 42.2% for the six-month periods ended July 1, 2006 and July 2, 2005, respectively. The 0.4 percentage point decline in gross margin was due to a less favorable mix of products sold (0.7 percentage points) and a decline in licensing revenues (0.6 percentage points), partially offset by improved manufacturing efficiencies (1.0 percentage point).

Operating expenses

Second Quarter

Research, development and engineering expenses for the second quarter of 2006 were $6.4 million, as compared to $6.8 million for the same period in 2005. The current quarter decrease was primarily the result of lower spending associated with the development of our laser processing technologies.

Selling, general, and administrative expenses were $8.3 million for the second quarter of 2006, as compared with $8.2 million for the same quarter of 2005. As a percentage of net sales, selling, general, and administrative expenses increased to 32.0% in the quarter ended July 1, 2006, compared to 28.4% in the second quarter of 2005. This increase, in dollar terms, was primarily due to increased hiring, marketing and demonstration support costs associated with our laser processing product line ($0.9 million); stock compensation expense (associated with the implementation of FAS123R — $0.4 million), management incentive plan expenses ($0.2 million); partially offset by a decrease in legal costs related to our being a plaintiff in two patent infringement lawsuits in the second quarter of 2005 ($1.5 million).

Year-To-Date:

Research, development and engineering expenses for the first half of 2006 were $12.5 million, as compared to $14.3 million for the same period in 2005. The year-to-date decrease was primarily the result of lower spending associated with the development of our laser processing technologies.

Selling, general, and administrative expenses were $15.6 million for the first half of 2006, as compared with $15.7 million for the same period in 2005. As a percentage of net sales, selling, general, and administrative expenses decreased to 25.6% in the six months ended July 1, 2006, as compared to 27.7% in the first six months of 2005. This decrease, in dollar terms, was primarily due to a decrease in legal costs related to our being a plaintiff in two patent infringement lawsuits in the first half of 2005 ($2.3 million); lower commission expense ($0.5 million); partially offset by increased hiring, marketing and demonstration support costs associated with our laser processing product line ($1.2 million); increased stock compensation expense (associated with the implementation of FAS123R — $0.8 million); higher management incentive plan expense ($0.4 million); and increased administrative expense ($0.3 million).

Interest and other income, net

Interest and other income, net, which consists primarily of interest income, was $1.7 million and $3.2 million for the second quarter and first half of 2006, respectively, as compared with $1.1 million and $2.1 million for the comparable periods of 2005. This increase was primarily attributable to higher interest rates on our investments. We presently maintain an investment portfolio with a weighted-average maturity of approximately 1.3 years. As a result, changes in short-term interest rates have had, and will continue to have, a significant impact on our interest income.

Provision (benefit) for income taxes

For the three and six-month periods ended July 1, 2006, we recorded an income tax provision of $0.0 million and $0.1 million, respectively, as compared to an income tax benefit of $0.3 million and $0.4 million for the comparable periods in 2005. The tax expense recognized for the six months ended July 1, 2006 resulted from our full-year forecast of an effective tax rate of approximately 20% of pre-tax income. The year-ago tax benefit resulted from our then-forecasted effective tax rate of approximately 10% of pre-tax income for the year ended December 31, 2005. The estimated effective tax rate of 20% for 2006 results primarily from foreign income taxes and the U.S. federal alternative minimum tax. This effective tax rate is substantially less than the statutory rate because of available U.S. federal and state net operating loss carryforwards.

In October 2004, the United States enacted The American Jobs Creation Act of 2004 (the “Act”). The Act provides for a three-year phase-out of current extraterritorial income tax (“ETI”) benefits and replaces ETI with a phased-in 9% domestic production activity deduction that will not be fully effective until 2010. We do not currently realize ETI tax benefits. This provision of the Act is not expected to have a material effect on our results of operations or financial position in the near future.

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

Each quarter we assess the likelihood that we will be able to recover our deferred tax assets. We consider all available evidence, both positive and negative, including historical levels of income, expectations and risks associated with estimates of future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance. As a result of our analysis of all available evidence, we concluded that it is more likely than not that our net deferred tax assets will not be realized, with the exception of the Japanese deferred tax asset which we do expect to realize and has been recorded in the accounts. Therefore, we continue to provide a full valuation allowance against net deferred tax assets outside of Japan. We closely monitor all available evidence, and may release some or all of the valuation allowance in future periods.

Outlook

The anticipated timing of orders, shipments and customer acceptances usually requires us to fill a number of production slots in any given quarter in order to meet our sales targets. If we are unsuccessful in our efforts to secure those production orders, or if existing production orders are delayed or cancelled, our results of operations will be materially adversely impacted. Accordingly, we may not be able to achieve or maintain our current or prior level of sales. We presently expect that net sales for the third quarter of 2006 may be in a range from flat to an increase of up to 25%, sequentially, from the second quarter. For the full year, we believe we could see annual revenue growth of flat to an increase of up to 15% over levels achieved in 2005.

Because our net sales are subject to a number of risks, including risks associated with the introduction of our new laser processing product line, delays in customer acceptances, intense competition in the capital equipment industry, uncertainty relating to the timing and market acceptance of our products, and the condition of the macro-economy and the semiconductor industry, we may not exceed or maintain our current or prior level of net sales for any period in the future. Additionally, we believe that the market acceptance and volume production of our advanced packaging systems, laser processing systems and our nanotechnology systems are of critical importance to our future financial results. At July 1, 2006, these critical systems represented approximately 90% of our backlog. To the extent that these products do not achieve or maintain significant sales due to difficulties involving manufacturing or engineering, the inability to reduce the current long manufacturing and customer acceptance cycles for these products, competition, excess capacity in the semiconductor or nanotechnology device industries, or any other reason, our business, financial condition and results of operations would be materially adversely affected.

We believe that gross margin for the third quarter of 2006 will be between 41% and 42%. The final gross margin achieved will depend heavily upon sales volumes and the resulting product mix. Should our sales not reach the level expected, we may incur a higher risk of inventory obsolescence and excess purchase commitments and lower utilization of our manufacturing infrastructure, which would materially adversely impact our results of operations. New products generally have lower gross margins until there is widespread market acceptance and until production and after-sales efficiencies can be achieved. Should significant market demand fail to develop for our laser processing systems and our new advanced packaging offerings, our business, financial condition and results of operations would be materially adversely affected. In addition, higher costs associated with extended manufacturing and customer acceptance periods on shipments of our new laser processing products have had, and will continue to have, an adverse impact on our gross margins. We believe that operating margin for the third quarter of 2006 may be in a range of (10%) to (20%) and that net income (loss) per share may be in the range of $0.00 to ($0.10) for the third quarter of 2006.

For the year ending December 31, 2006, we believe that gross margin will be between 42% and 43%, based on the projected product mix for the year. We believe that operating margin for the year ending December 31, 2006 may be in a range of 0% to (5%) and that net income per share may be in the range of $0.00 to $0.25.

LIQUIDITY AND CAPITAL RESOURCES

Net cash generated by operating activities was $0.9 million for the six-month period ended July 1, 2006, compared with net cash used in operating activities of $2.4 million for the comparable period in 2005. Net cash generated by operating activities during the first six months of 2006 was primarily attributable to net income of $0.4 million; non-cash charges to income, principally for depreciation, amortization and stock-based compensation of $4.7 million; an increase in accounts payable of $5.8 million; and an increase in deferred product and services income of $2.7 million; partially offset by an increase in inventories of $9.2 million; an increase in demonstration inventory of $1.9 million; and an increase in prepaid expenses and other current assets of $1.6 million.

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

During the first half of 2006, net cash used in investing activities was $4.4 million, attributable to net purchases of short and long-term investments of $3.0 million and capital expenditures of $1.5 million, partially offset by proceeds from the sale of fixed assets of $0.1 million.

Net cash provided by financing activities was $8.2 million during the first half of 2006, attributable to net borrowings under our notes payable of $5.5 million and $2.6 million of proceeds received from the issuance of common stock under our employee stock option plans.

At July 1, 2006, we had working capital of $120.6 million and long-term marketable securities of $50.1 million. Our principal sources of liquidity at July 1, 2006 consisted of $87.8 million in cash, cash equivalents and short-term investments, net of outstanding borrowings under our line of credit, and $50.1 million of long-term marketable securities. As of July 1, 2006, based upon recent operating results and expectations of future operating income, the Company classified certain investment securities with remaining maturities of one year or more as long-term investments. We have a line of credit agreement with a brokerage firm. Under the terms of this agreement, we may borrow funds at a cost equal to the current Federal funds open rate plus 100 basis points (approximately 6.25% as of July 1, 2006). Certain of our cash, cash equivalents and marketable securities secure borrowings outstanding under this facility. Funds are advanced to us under this facility in accordance with pre-determined advance rates based on the cash and securities held by us in this brokerage account. This agreement has no set expiration date and there are no loan covenants. As of July 1, 2006, $9.8 million was outstanding under this facility, with a related collateral requirement of approximately $13.1 million of our cash, cash equivalents and investments.

On September 19, 2005, our Board of Directors authorized the repurchase of up to $30 million of our common stock in the open market at then prevailing market prices during the period commencing September 19, 2005 through September 30, 2007. Through July 1, 2006, we had repurchased 644,535 shares of our common stock at a total purchase price of $9.2 million. No shares were repurchased during the six-month period ended July 1, 2006. During the quarter ending September 30, 2006, significant levels of cash, cash equivalents and marketable securities have been, and may continue to be, used to repurchase our common stock in the open market (in conjunction with the above-referenced share repurchase plan). As of August 1, 2006, the Company had repurchased an additional 331,970 shares of common stock at a total purchase price of $4.7 million. Any future repurchase of stock could have a significant impact on our cash position.

The development and manufacture of new lithography and laser-based systems and enhancements are highly capital-intensive. In order to be competitive, we believe we must continue to make significant expenditures for capital equipment; sales, service, training and support capabilities; systems, procedures and controls; and expansion of operations and research and development, among many other items. We expect that cash generated from operations and our cash, cash equivalents and short-term investments will be sufficient to meet our cash requirements for at least the next twelve months. However, in the near-term, we may continue to utilize existing and future lines of credit, and other sources of financing, in order to maintain our present levels of cash, cash equivalents and investments. Beyond the next twelve months, we may require additional equity or debt financing to address our working capital or capital equipment needs. In addition, we may seek to raise equity or debt capital at any time that we deem market conditions to be favorable. Additional financing, if needed, may not be available on reasonable terms, or at all.

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

Foreign Currency

As part of our overall strategy to manage the level of exposure to the risk of foreign currency exchange rate fluctuations, we attempt to hedge most of our Japanese yen denominated foreign currency exposures. We use foreign currency forward contracts to hedge the risk that unremitted Japanese yen denominated receipts from customers, for actual or forecasted sales of equipment after receipt of customer orders, may be adversely affected by changes in foreign currency exchange rates. After recording revenue, we use various mechanisms, such as foreign currency forward exchange contracts and natural hedges, to offset substantial portions of the potential gains or losses associated with our Japanese yen denominated assets and liabilities due to exchange rate fluctuations. At July 1, 2006, we had taken action to hedge approximately 100% of these Japanese yen denominated exposures. In addition to natural hedges resulting from having both assets and liabilities denominated in Japanese yen, we enter into foreign currency forward contracts that generally have maturities of nine months or less. We often close foreign currency forward contracts by entering into an offsetting contract. At July 1, 2006, we had contracts for the sale of $9.2 million of foreign currencies at fixed rates of exchange.

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

Interest Rate Risk

Our exposure to market risk due to potential changes in interest rates relates primarily to our investment portfolio, which consisted primarily of fixed interest rate instruments as of July 1, 2006. We maintain an investment policy designed to ensure the safety and preservation of our invested funds by limiting market risk and the risk of default.

Certain of our cash, cash equivalents and short and long-term investments serve as collateral for a line of credit we maintain with a brokerage firm. The line of credit is used for liquidity purposes, mitigating the need to liquidate investments in order to meet our current operating cash requirements.

Foreign Currency Risk Management

The majority of our revenue, expense and capital purchasing activities are transacted in U.S. dollars. However, we do enter into these transactions in other currencies, primarily Japanese yen. To protect against reductions in value and the volatility of future cash flows caused by changes in currency exchange rates, we have established transaction and balance sheet hedging programs. We use foreign currency forward contracts to hedge the risk that unremitted Japanese yen denominated receipts from customers for actual or forecasted sales of equipment after receipt of customer orders may be adversely affected by changes in foreign currency exchange rates. After recording revenue, we use various mechanisms, such as foreign currency forward exchange contracts and natural hedges, to offset substantial portions of the potential gains or losses associated with our Japanese yen denominated assets and liabilities due to exchange rate fluctuations. At July 1, 2006, we had taken action to hedge approximately 100% of these Japanese yen denominated exposures. In addition to natural hedges resulting from having both assets and liabilities denominated in Japanese yen, we enter into foreign currency forward contracts that generally have maturities of nine months or less. We often close foreign currency forward contracts by entering into an offsetting contract. At July 1, 2006, we had contracts for the sale of $9.2 million of Japanese yen at fixed rates of exchange. Our hedging programs reduce, but do not always entirely eliminate, the impact of currency movements.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal controls over financial reporting during the quarter ended July 1, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.               OTHER INFORMATION

Item 1.                          Legal Proceedings

On February 29, 2000, we filed lawsuits asserting patent infringement and related claims against Nikon, Canon, and ASML in the U.S. District Court for the Eastern District of Virginia. In April 2000, we reached a settlement with Nikon, and in September 2001, we reached a settlement with Canon. In the patent litigation against ASML, a jury trial was conducted during the three-month period ended July 2, 2005. The jury reached a verdict that the patent was infringed, but that the asserted claims of the patent were invalid. We filed a post-trial motion for a new trial and for judgment as a matter of law in our favor. ASML also filed a motion for judgment as a matter of law seeking to invalidate three of the asserted claims for lack of enablement and requested that the court award costs. On February 13, 2006, the Court denied our post-trial motions, including the motion for a new trial, and entered judgment in favor of ASML invalidating three claims of the patent for lack of enablement. The Court also awarded ASML approximately $330,000 in costs. We have filed a notice of appeal. ASML has filed a notice of cross-appeal.

On July 11, 2003, we filed a lawsuit against a Southern California company asserting infringement of certain claims related to U.S. patent No. 5,621,813 in the U.S. District Court in and for the Northern District of California. On May 17, 2005, the district court found the subject patent to be invalid. We appealed that decision, but, in March 2006, the Federal Circuit upheld the district court’s ruling. We have filed a request for reconsideration of such ruling that is still pending.

In May 2006, the same company filed a state court lawsuit against us for malicious prosecution and abuse of process claiming that attorney’s fees, costs and other damages were due based on the outcome of a federal patent litigation suit brought against it by us. We do not believe this new action has merit, particularly given the denial by the federal court and the subsequent federal appellate court’s affirmation of any attorney’s fees payable to this company by us in the federal patent litigation. We intend to vigorously defend against this action and to seek fees and/or sanctions against this company in relation thereto.

Item 1A.                 Risk Factors

In addition to risks described in the foregoing discussions, the following risks apply to our business and us:

We currently spend, and expect to continue to spend, significant resources to develop, introduce and commercialize our laser processing systems and AP wafer stepper products, and we may not be successful in achieving or increasing sales of these products.

Currently, we are devoting significant resources to the development, introduction and commercialization of our laser products as well as our lithography wafer steppers. We intend to continue to develop these products and technologies during 2006, and will continue to incur significant operating expenses in the areas of research, development and engineering, manufacturing and general and administrative costs in order to develop, produce and support these new products. Additionally, gross profit margins and inventory levels may be further adversely impacted in the future by costs associated with the initial production of our laser processing systems and by future generations of our 1X-lithography systems. Introduction of new products generally involves higher installation costs and product performance uncertainties that could delay customer acceptance of our systems, resulting in a delay in recognizing revenue associated with those systems and a reduction in gross margins. These costs include, but are not limited to, additional manufacturing overhead, additional inventory write-offs, costs of demonstration systems and facilities, and costs associated with the establishment of additional after-sales support organizations. Additionally, operating expenses may increase, relative to sales, as a result of adding additional marketing and administrative personnel, among other costs, to support our new products. If we are unable to achieve significantly increased net sales or if our sales fall below expectations, our operating results will be materially adversely affected.

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

Although we attempt to protect our intellectual property rights through patents, copyrights, trade secrets and other measures, we believe that our success will depend more upon the innovation, technological expertise and marketing abilities of our employees. Nevertheless, we have a policy of seeking patents when appropriate for inventions resulting from our ongoing research and development and manufacturing activities. We own 104 United States and foreign patents, which expire on dates ranging from August 2006 to March 2024 and have 101 United States and foreign patent applications pending. In addition, we have various registered trademarks and copyright registrations covering mainly software programs used in the operation of our systems. We also rely upon trade secret protection for our confidential and proprietary information. We may not be able to protect our technology adequately and competitors may be able to develop similar technology independently. Our pending patent applications may not be issued and U.S. or foreign intellectual property laws may not protect our intellectual property rights. In addition, litigation may be necessary to enforce our patents, copyrights or other intellectual property rights, to protect our trade secrets, to determine the validity and scope of the proprietary rights of others or to defend against claims of infringement. Such litigation has resulted in, and in the future could result in, substantial costs and diversion of resources and could have a material adverse effect on our business, financial condition and results of operations, regardless of the outcome of the litigation. Patents issued to us may be challenged, invalidated or circumvented and the rights granted thereunder may not provide competitive advantages to us. Furthermore, others may independently develop similar technology or products, or, if patents are issued to us, design around the patents issued to us. Invalidation of our patents related to those technologies could allow our competitors to more effectively compete against us, which could result in decreased revenue for us.

On February 29, 2000, we filed lawsuits asserting patent infringement and related claims against Nikon, Canon, and ASML in the U.S. District Court for the Eastern District of Virginia. In April 2000, we reached a settlement with Nikon, and in September 2001, we reached a settlement with Canon. In the patent litigation against ASML, a jury trial was conducted during the three-month period ended July 2, 2005. The jury reached a verdict that the patent was infringed, but that the asserted claims of the patent were invalid. We filed a post-trial motion for a new trial and for judgment as a matter of law in our favor. ASML also filed a motion for judgment as a matter of law seeking to invalidate three of the asserted claims for lack of enablement and requested that the court award costs. On February 13, 2006, the Court denied our post-trial motions, including the motion for a new trial, and entered judgment in favor of ASML invalidating three claims of the patent for lack of enablement. The Court also awarded ASML approximately $330,000 in costs. We have filed a notice of appeal. ASML has filed a notice of cross-appeal.

On July 11, 2003, we filed a lawsuit against a Southern California company asserting infringement of certain claims related to U.S. patent No. 5,621,813 in the U.S. District Court in and for the Northern District of California. On May 17, 2005, the district court found the subject patent to be invalid. We appealed that decision, but, in March 2006, the Federal Circuit upheld the district court’s ruling. We have filed a request for reconsideration of such ruling that is still pending.

In May 2006, the same company filed a state court lawsuit against us for malicious prosecution and abuse of process claiming that attorney’s fees, costs and other damages were due based on the outcome of a federal patent litigation suit brought against it by us. We do not believe this new action has merit, particularly given the denial by the federal court and the subsequent federal appellate court’s affirmation of any attorney’s fees payable to this company by us in the federal patent litigation. We intend to vigorously defend against this action and to seek fees and/or sanctions against this company in relation thereto.

We have from time to time been notified of claims that we may be infringing intellectual property rights possessed by third parties.

We believe that the outcome of these matters will not be material to our business financial condition or results of operations.

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

With respect to our laser annealing technologies, marketed under the LSA100 product name, the primary competition comes from companies such as Applied Materials, Inc. and Dainippon Screen Manufacturing Co., LTD. Many of these companies offer products utilizing rapid thermal processing, or RTP, which is the current prevailing manufacturing technology. RTP does not prevent semiconductor device manufacturers from scaling the lateral dimensions of their transistors to obtain improved performance, but diffusion resulting from the time scales associated with RTP limits the vertical dimension of the junctions. Faster annealing times result in shallower and more abrupt junctions and faster transistors. We believe our annealing technology results in faster transistors for a given size. We believe that RTP manufacturers recognize the need to reduce thermal cycle times and are working toward this goal. In July 2000, we licensed certain rights to our then existing laser processing technology, with reservations, to a competing manufacturer of semiconductor equipment. We presently anticipate that this company will offer laser-annealing tools to the semiconductor industry that will compete with our offerings.

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

Historically, we have sold a substantial portion of our systems to a limited number of customers. In the second quarter and first half of 2006, our top five customers accounted for 77% and 58% of our total system sales, respectively. In 2005, Intel Corporation accounted for 13% of our net sales. We expect that sales to a relatively few customers will continue to account for a high percentage of our net sales in the foreseeable future and believe that our financial results depend in significant part upon the success of these major customers and our ability to meet their future capital equipment needs. Although the composition of the group comprising our largest customers may vary from period to period, the loss of a significant customer or any reduction in orders by a significant customer, including reductions due to market, economic or competitive conditions in the semiconductor, semiconductor packaging or nanotechnology industries or in the industries that manufacture products utilizing integrated circuits, thin film heads or other nanotechnology components, would likely have a material adverse effect on our business, financial condition and results of operations. Our ability to maintain or increase our sales in the future depends, in part, on our ability to obtain orders from new customers as well as the financial condition and success of our existing customers, the semiconductor and nanotechnology industries and the economy in general.

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

On a market application basis, sales to the semiconductor industry, primarily for advanced packaging applications, accounted for approximately 89% and 68% of system revenue for the first half of 2006 and 2005, respectively. During the first half of 2006 and 2005, approximately 11% and 32%, respectively, of our systems revenue was derived from sales to nanotechnology manufacturers, including micro systems, thin film head and optical device manufacturers. Our future operating results and financial condition would be materially adversely impacted by a downturn in any of these market segments, or by loss of market share in any of these segments. A growing portion of our backlog of system orders is comprised of laser spike annealing tools. To date, we have limited experience with this technology. Should significant demand not materialize, due to technical, production, market, or other factors, our business, financial position and results of operations would be materially adversely impacted.

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

International sales accounted for approximately 64% and 75% of total net sales for the first half of 2006 and 2005, respectively. International net sales accounted for approximately 69% and 65% of total net sales for the years 2005 and 2004, respectively. We anticipate that international sales, which typically have lower gross margins than domestic sales, principally due to increased competition and higher field service and support costs, will continue to account for a significant portion of total net sales. As a result, a significant portion of our net sales will continue to be subject to certain risks, including unexpected changes in regulatory requirements; difficulty in satisfying existing regulatory requirements; exchange rate fluctuations; tariffs and other barriers; political and economic instability; difficulties in accounts receivable collections; natural disasters; difficulties in staffing and managing foreign subsidiary and branch operations; and potentially adverse tax consequences.

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

Our future operating results depend, in significant part, upon the continued contributions of key personnel, many of whom would be difficult to replace. Most of our employees are employed “at will.” We have entered into employment agreements with only a limited number of our employees, including our Chief Executive Officer, President, Chief Financial Officer and Senior Vice President World-wide Sales and Customer Operations. Some of these agreements contain vesting acceleration and severance payment provisions that could result in significant costs or charges to us should the employee be terminated without cause, die or have a disability. We do not maintain any life insurance on any of our key employees. The loss of key personnel could have a material adverse effect on our business, financial condition and results of operations. In addition, our future operating results depend in significant part upon our ability to attract and retain other qualified management, manufacturing, technical, sales and support personnel for our operations. There are only a limited number of persons with the requisite skills to serve in these positions and it may become increasingly difficult for us to hire such personnel over time. At times, competition for such personnel has been intense, particularly in the San Francisco Bay Area where we maintain our headquarters and principal operations. We may not be successful in attracting or retaining such personnel in the future. The failure to attract or retain such persons would materially adversely affect our business, financial condition and results of operations.

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

Accounting policies affecting many aspects of our business, including rules relating to revenue recognition, off-balance sheet transactions, employee stock options, restructurings, asset disposals and asset retirement obligations, intangible assets, derivative and other financial instruments, and in-process research and development charges, have recently been revised or are under review. Changes to those rules or the questioning of how we interpret or implement those rules may have a material adverse effect on our reported financial results or on the way we conduct business. In addition, our preparation of financial statements in accordance with U.S. GAAP requires that we make estimates and assumptions that affect the recorded amounts of assets and liabilities, disclosure of those assets and liabilities at the date of the financial statements and the recorded amounts of expenses during the reporting period. A change in the facts and circumstances surrounding those estimates could result in a change to our estimates and could impact our future operating results.

Changes in securities laws and listing standards, in particular those that have resulted from the passage of the Sarbanes-Oxley Act of 2002 and related rules and regulations, have increased our legal and financial costs. We expect to continue to spend significant resources to comply with these requirements.

The Sarbanes-Oxley Act of 2002 required changes in our corporate governance, public disclosure and compliance practices. The number of rules and regulations applicable to us has increased, and will continue to increase, our legal and financial compliance costs and has made some activities more difficult, such as requiring stockholder approval of new option plans. In addition, we have incurred, and expect to continue to incur, significant costs in connection with compliance with Section 404 of the Sarbanes-Oxley Act regarding internal controls over financial reporting. We incurred significant costs to achieve initial compliance with Section 404, and we expect ongoing annual costs to maintain compliance to also be substantial. We also expect these developments to make it more difficult and more expensive to obtain director and officer liability insurance, and we may be required to accept reduced coverage or incur substantially higher costs to obtain coverage. These developments could make it more difficult for us to attract and retain qualified members of our board of directors, particularly to serve on our audit committee, and qualified executive officers. In addition, in connection with our Section 404 certification process, we may identify from time to time deficiencies in our internal controls. Any material weakness or deficiency in our internal controls over financial reporting could materially and negatively impact our reported financial results and the market price of our stock could significantly decline. Additionally, adverse publicity related to the disclosure of a material weakness or deficiency in internal controls over financial reporting could have a negative impact on our reputation, business and stock price.

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

We believe that factors such as announcements of developments related to our business, fluctuations in our operating results, a shortfall in revenue or earnings, changes in analysts’ expectations, general conditions in the semiconductor and nanotechnology industries or the worldwide or regional economies, sales of our securities into the marketplace, changes in the regulatory environment, an outbreak or escalation of hostilities, announcements of technological innovations or new products or enhancements by us or our competitors, developments in patents or other intellectual property rights and developments in our relationships with our customers and suppliers could cause the price of our common stock to fluctuate, perhaps substantially. The market price of our common stock has fluctuated significantly in the past and we expect it to continue to experience significant fluctuations in the future, including fluctuations that may be unrelated to our performance.

As of July 1, 2006, we had issued and outstanding options to purchase approximately 6.2 million shares of our common stock. Among other determinants, the market price of our stock has a major bearing on the number of stock options outstanding that are included in the weighted-average shares used in determining our diluted net income (loss) per share. During periods of extreme volatility, the impact of higher stock prices can have a materially dilutive effect on our net income per share. Additionally, options are excluded from the calculation of earnings per share when we have a net loss or when the exercise price of the stock option is greater than the average market price of our common stock, as the impact of the stock options would be anti-dilutive.

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

None.

Item 3.                          Defaults Upon Senior Securities.

None.

Item 4.                          Submission of Matters to a Vote of Security Holders.

None.

Item 5.                          Other Information.

We have proactively established a special committee of our Board of Directors’ comprised solely of independent directors, to conduct a voluntary, Company-initiated review of our historical stock option grants.  The goal of this review is to examine and assess the process and accounting treatment relating to option grants made from our Initial Public Offering in 1993 to the present.  The special committee has retained independent counsel to assist it with this review.  We believe that the financial statements included in the report on Form 10-Q fairly present in all material respects our financial condition, results of operations, and cash flows for the periods presented.  However, additional facts may come to light once the review is complete and there can be no assurance that we will not determine that we need to change our accounting treatment of stock options granted in prior periods, which may have material adverse effect on our results of operations for those periods or other periods.

Item 6.                          Exhibits

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

ULTRATECH, INC.
(Registrant)

Date:	August 9, 2006	By:	/s/Bruce R. Wright
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