Form 10-Q
period 2006-09-30
ULTRATECH INC
filed 2006-11-06
CIK 909791

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

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

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes    ☐      No    ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date:

Class	Outstanding as of October 27, 2006
common stock, $.001 par value	23,191,472

ULTRATECH, INC.

PART I.   FINANCIAL INFORMATION

Item 1.    Financial Statements

ULTRATECH, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	Sept. 30,	Dec. 31,
(In thousands)	2006	2005*
	(Unaudited)
ASSETS
Current assets:
Cash, cash equivalents, and short-term investments	$90,522	$141,067
Accounts receivable, net	16,877	19,110
Inventories	38,003	28,969
Prepaid expenses and other current assets	2,504	1,589
Total current assets	147,906	190,735

Long-term investments	48,060	—

Equipment and leasehold improvements, net	21,465	25,117

Demonstration inventories	5,177	3,367

Other assets	3,141	3,090

Total assets	$225,749	$222,309

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Notes payable	$9,840	$4,289
Accounts payable	11,156	8,403
Deferred product and services income	4,933	1,970
Other current liabilities	12,286	10,892
Total current liabilities	38,215	25,554

Other liabilities	7,273	7,805

Stockholders’ equity	180,261	188,950

Total liabilities and stockholders’ equity	$225,749	$222,309

*                    The Balance Sheet as of December 31, 2005 has been derived from the audited financial statements at that date.

See accompanying notes to unaudited condensed consolidated financial statements

ULTRATECH, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Nine Months Ended
	Sept. 30,	Oct. 1,	Sept. 30,	Oct. 1,
(In thousands, except per share amounts)	2006	2005	2006	2005
Net sales:
Products	$30,017	$26,782	$83,788	$76,216
Services	3,826	3,567	10,942	9,504
Licenses	100	—	200	1,417
Total net sales	33,943	30,349	94,930	87,137

Cost of sales:
Cost of products sold	18,713	15,083	49,650	43,227
Cost of services	2,780	2,252	7,362	6,929
Total cost of sales	21,493	17,335	57,012	50,156
Gross profit	12,450	13,014	37,918	36,981

Operating expenses:
Research, development, and engineering	7,146	5,956	19,649	20,292
Selling, general, and administrative	8,872	7,272	24,514	23,003
Amortization of intangible assets	—	—	—	95

Operating loss	(3,568)	(214)	(6,245)	(6,409)

Interest expense	(95)	(117)	(139)	(307)

Interest and other income, net	1,545	1,364	4,774	3,427

Income (loss) before income tax	(2,118)	1,033	(1,610)	(3,289)
Provision for income taxes	450	838	552	406

Net income (loss)	$(2,568)	$195	$(2,162)	$(3,695)

Net income (loss) per share - basic:
Net income (loss)	$(0.11)	$0.01	$(0.09)	$(0.15)
Number of shares used in per share computations - basic	23,477	24,129	23,747	23,985
Net income (loss) per share - diluted:
Net income (loss)	$(0.11)	$0.01	$(0.09)	$(0.15)
Number of shares used in per share computations - diluted	23,477	25,067	23,747	23,985

See accompanying notes to unaudited condensed consolidated financial statements

ULTRATECH, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended
	Sept. 30,	Oct. 1,
(In thousands)	2006	2005
Cash flows from operating activities:
Net loss	$(2,162)	$(3,695)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	4,498	4,949
Amortization	892	916
Gain on disposal of equipment	(5)	(7)
Loss on sale of short-term investments	—	8
Stock-based compensation	1,431	68
Deferred income taxes	172	52
Changes in operating assets and liabilities:
Accounts receivable	2,233	7,644
Inventories	(9,826)	(5,502)
Taxes receibable	—	476
Prepaid expenses and other current assets	(961)	(362)
Demonstration inventory	(208)	221
Other assets	(162)	(389)
Accounts payable	2,753	(356)
Deferred product and services income	2,963	185
Deferred license revenue	—	(1,041)
Other current liabilities	1,394	2,032
Other liabilities	(532)	303
Net cash provided by operating activities	2,480	5,502

Cash flows from investing activities:
Capital expenditures	(2,538)	(5,024)
Proceeds from sale of fixed assets	79	—
Purchase of investments	(33,355)	(89,338)
Proceeds from sales and maturities of investments	37,438	78,990
Net cash provided by (used in) investing activities	1,624	(15,372)

Cash flows from financing activities:
Proceeds from notes payable	52,865	79,119
Repayment of notes payable	(47,314)	(83,158)
Proceeds from issuance of common stock	2,639	4,848
Repurchase of common stock	(10,766)	—
Net cash provided by (used in) financing activities	(2,576)	809

Net effect of exchange rate changes on cash and cash equivalents	(100)	448

Net increase (decrease) in cash and cash equivalents	1,428	(8,613)

Cash and cash equivalents at beginning of period	36,344	47,985

Cash and cash equivalents at end of period	$37,772	$39,372

Supplemental disclosures of cash flow information:
Other non-cash activities	$797	$1,777
Systems transferred from (to) inventory to (from) equipment and other assets

See accompanying notes to unaudited condensed consolidated financial statements

Ultratech, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
September 30, 2006

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

In evaluating the Company’s business segments, we gave consideration to the Chief Executive Officer’s review of financial information and the organizational structure of our management. Based on this review, we concluded that, at the present time, resources are allocated and other financial decisions are made based on our consolidated financial information. Accordingly, we have determined that we operate in one business segment, which is the manufacture and distribution of capital equipment to manufacturers of integrated circuits and nanotechnology components.

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

Operating results for the three and nine month periods ended September 30, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006, or any future period.

USE OF ESTIMATES — The preparation of the financial statements and related disclosures in conformity with accounting principles generally accepted in the United States requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and the related disclosure of contingent assets and liabilities at the date of the consolidated financial statements. By their nature, these estimates and judgments are subject to an inherent degree of uncertainty. On an ongoing basis, management evaluates its estimates, including those related to inventories, warranty obligations, purchase order commitments, asset retirement obligations, bad debts, estimated useful lives of fixed assets, asset impairment, income taxes, intangible assets, contingencies and litigation. Management bases its estimates on historical experience and on various other analyses and assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS — In March 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 156, Accounting for Servicing of Financial Assets, which permits an entity to choose either the amortization method or the fair value method for each class of separately recognized servicing assets and servicing liabilities. This statement is effective as of the beginning of an entity’s first fiscal year that begins after September 15, 2006, with earlier adoption permitted. The Company does not anticipate that the adoption of SFAS No. 156 will have a material impact on its results of operations or statement of financial position.

In February 2006, the FASB issued SFAS No. 155, Accounting for Certain Hybrid Financial Instruments, which permits fair value re-measurement for any hybrid financial instruments that contain an embedded derivative that otherwise would require bifurcation. This statement is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. The Company does not anticipate that the adoption of SFAS No. 155 will have a material impact on its results of operations or statement of financial position.

In July 2006, the FASB issued Financial Interpretation Number (FIN) 48, Accounting for Uncertainty in Income Taxes (FIN 48) as an interpretation of SFAS No. 109, Accounting for Income Taxes . This Interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS 109 and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. We are still evaluating what impact, if any, the adoption of this standard will have on our financial position or results of operations.

(3)  Stock-Based Compensation

The Company has adopted stock plans that provide for the grant to employees of stock-based awards, including stock options and restricted stock units. In addition, these plans permit the grant of non-statutory stock-based awards to be paid to consultants and outside directors.

Prior to January 1, 2006, the Company accounted for its stock plans under the provisions of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB No. 25) and FIN No. 44, Accounting for Certain Transactions Involving Stock Compensation — an Interpretation of APB Opinion No. 25 as permitted by SFAS No. 123, Accounting for Stock-Based Compensation. No stock-based employee compensation was recognized in the Condensed Consolidated Statement of Operations under SFAS No. 123 as all options granted under the Company’s stock plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The Company adopted SFAS No. 123 (revised 2004), Share-Based Payment (SFAS No. 123R), effective January 1, 2006 using the modified prospective transition method. Under that transition method, stock-based compensation expense recognized during the nine months ended September 30, 2006 includes: (a) stock options granted prior to, but not yet vested as of, January 1, 2006, based on the grant-date fair value estimated in accordance with the original provisions of SFAS No. 123, and (b) stock options and restricted stock units granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123R. Under the modified prospective transition method, results for prior periods are not restated.

As a result of adopting SFAS No. 123R on January 1, 2006, and excluding the expense related to restricted stock units which would have been included in the Company’s Condensed Consolidated Statements of Operations under the provisions of APB No. 25, the Company’s Condensed Consolidated Statements of Operations for the three and nine-month periods ended September 30, 2006 changed by the following amounts compared to what the Company would have reported had it continued to account for share-based compensation under APB No. 25:

	Impact of adoption of SFAS No. 123R
(In thousands, except per share amounts)	Three Months Ended Sept. 30, 2006	Nine Months Ended Sept. 30, 2006
Loss before income taxes	$(208)	$(637)
Net loss	$(208)	$(637)
Net loss per share - basic	$(0.01)	$(0.03)
Net loss per share - diluted	$(0.01)	$(0.03)

The estimated fair value of the Company’s stock-based awards, less expected forfeitures, is amortized over the awards’ vesting period using a single grant approach on a ratable basis for awards granted after the adoption of SFAS No. 123R and using a multiple grant approach on a straight-line basis for awards granted prior to the adoption of SFAS No. 123R.

Prior to the adoption of SFAS No. 123R, the Company presented all tax benefits of deductions resulting from the exercise of stock options as operating cash flows in the Condensed Consolidated Statement of Cash Flows. SFAS No.123R requires cash flows resulting from tax benefits resulting from deductions in excess of the compensation cost recognized for those options (excess tax benefits) to be classified as financing cash flows. During the three and nine-month periods ended September 30, 2006, the excess tax benefit classified as finance cash inflow that would have been classified as operating cash inflow if the Company had not adopted SFAS No. 123R is immaterial.

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

(In thousands, except per share amounts)	Three Months Ended Oct. 1, 2005	Nine Months Ended Oct. 1, 2005
Net income (loss) as reported	$195	$(3,695)
Add: Compensation expense recorded under APB No. 25, net of tax	—	68
Deduct: SFAS No. 123R compensation expense, net of tax	(2,941)	(6,128)
Pro forma net loss	$(2,746)	$(9,755)

Net income (loss) per share - basic, as reported	$0.01	$(0.15)
Pro forma net loss per share - basic	$(0.11)	$(0.41)

Net income (loss) per share - diluted, as reported	$0.01	$(0.15)
Pro forma net loss per share - diluted	$(0.11)	$(0.41)

The Company recognized stock-based compensation expense of $0.5 and $1.4 million, respectively, during the three and nine-month periods ended September 30, 2006 including expenses related to restricted stock units which would have been included in the Company’s Condensed Consolidated Statements of Operations under the provisions of APB No. 25. Compensation cost capitalized as part of inventory was immaterial during the three and nine-month periods ended September 30, 2006. The total income tax benefit recognized in the Company’s Condensed Consolidated Statements of Operations during the three and nine-month periods ended September 30, 2006 related to all stock-based compensation was immaterial.

Stock Options and Restricted Stock Units

Ultratech’s 1993 Stock Option Plan/Stock Issuance Plan, as amended, and its 1998 Supplemental Stock Option/Stock Issuance Plan, as amended, provide for the grant of qualified and non-qualified stock-based awards to eligible employees, consultants and advisors, and non-employee directors of the Company and its subsidiaries. The Company believes that such awards better align the interests of its employees with those of its shareholders. As of September 30, 2006, there were a total of 1,014 thousand shares reserved for future awards under these Plans.

The Company analyzed its stock-based compensation strategies prior to the adoption of SFAS No. 123R and made the decision to grant a combination of stock options and restricted stock units rather than only stock options during the three and nine-month periods ended September 30, 2006. Option awards are generally granted with an exercise price equal to the market price of the Company’s stock on the date of grant, expire ten years from the date of grant and currently generally vest over approximately four years from the date of grant. Restricted stock unit awards generally vest over approximately three years from the date of grant. Certain stock options and restricted stock units provide for accelerated vesting if there is a change in control (as defined in the respective Plan). The Company has a policy of settling employee stock option exercises and employee stock issuances with newly issued shares of common stock.

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

The fair value of the Company’s stock options granted during the three and nine-month periods ended September 30, 2006 and October 1, 2005 was estimated using the following weighted-average assumptions:

	Three Months Ended		Nine Months Ended
	Sept. 30,	Oct. 1,	Sept. 30,	Oct. 1,
	2006	2005	2006	2005

Expected life (in years): stock options	4.7	3.9	4.7	3.7

Risk-free interest rate	5.06%	3.92%	5.02%	3.67%

Volatility factor	0.56	0.45	0.55	0.48

Dividend yield	—	—	—	—

A summary of stock option activity under the Plans as of September 30, 2006 and changes during the nine months then ended is presented below:

Options	Shares (in thousands)	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2005	6,444	$17.71	—	—
Granted	105	$15.26	—	—
Exercised	(178)	$14.82	—	—
Forfeited or expired	(158)	$21.81	—	—
Outstanding at September 30, 2006	6,213	$17.65	6.3	$1,469

Vested or expected to vest at September 30, 2006	6,205	$17.65	6.3	$1,469
Exercisable at September 30, 2006	5,967	$17.87	6.3	$1,107

The weighted-average grant date fair value of options granted during the three and nine-month periods ended September 30, 2006 was $7.04 and $7.87, respectively. The total intrinsic value of options exercised during the three and nine-month periods ended September 30, 2006 was $0.0 and $1.2 million, respectively. The fair value of restricted stock units is based upon the closing trading price of the Company’s shares on the date of grant. The total fair value of restricted stock units that vested during the nine-month period ended September 30, 2006 was $0.1 million.

A summary of the status of the Company’s restricted stock units as of September 30, 2006, and changes during the nine months then ended is presented below:

Nonvested Restricted Stock Units	Shares (in thousands)	Weighted- Average Grant-Date Fair Value
Nonvested at December 31, 2005	—	N/A
Granted	168	$19.20
Vested	(5)	$19.20
Forfeited	(6)	$19.20
Nonvested at September 30, 2006	157	$19.20

As of September 30, 2006, there were $2.8 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the Plans. That cost is expected to be recognized over a weighted average period of 1.2 years.

Cash received from stock option exercises was $0.0 and $2.6 million, respectively, during the three and nine-month periods ended September 30, 2006. The income tax benefit realized from stock option exercises during the three and nine-month periods ended September 30, 2006 was immaterial.

 (4)  Net Income (Loss) Per Share

The following sets forth the computation of basic and diluted net income (loss) per share:

	Three Months Ended		Nine Months Ended
	Sept. 30,	Oct. 1,	Sept. 30,	Oct. 1,
(In thousands, except per share amounts)	2006	2005	2006	2005

Numerator:
Net income (loss)	$(2,568)	$195	$(2,162)	$(3,695)

Denominator:
Denominator for basic net income per share	23,477	24,129	23,747	23,985
Effect of dilutive employee stock options	—	938	—	—
Denominator for diluted net income per share	23,477	25,067	23,747	23,985

Net income (loss) per share - basic:
Net income (loss)	$(0.11)	$0.01	$(0.09)	$(0.15)

Net income (loss) per share - diluted:
Net income (loss)	$(0.11)	$0.01	$(0.09)	$(0.15)

For the three and nine-month periods ended September 30, 2006, options to purchase 6,213,456 shares of common stock at an average exercise price of $17.65 were excluded from the computation of diluted net loss per share, as the effect would have been anti-dilutive. For the three and nine-month periods ended October 1, 2005, options to purchase 2,494,092 shares and 6,390,646 shares of common stock at an average exercise price of $24.22 and $17.96 were excluded from the computation of diluted net loss per share, as the effect would have been anti-dilutive. Options are anti-dilutive when we have a net loss or when the exercise price of the stock option is greater than the average market price of our common stock during the period.

(5)  Inventories

Inventories consist of the following:

	Sept. 30,	Dec. 31,
(In thousands)	2006	2005
Raw materials	$15,534	$10,873
Work-in-process	14,209	8,322
Finished products	8,260	9,774
	$38,003	$28,969

(6)  Other Assets

Other assets consist of the following:

	Sept. 30,	Dec. 31,
(In thousands)	2006	2005
Deferred compensation plan assets	$1,988	$1,972
Deferred income taxes	148	274
Other	1,005	844
	$3,141	$3,090

(7)  Line of Credit

We have a line of credit agreement with a brokerage firm. Under the terms of this agreement, we may borrow funds at a cost equal to the current Federal funds open rate plus 100 basis points (approximately 6.25% as of September 30, 2006). Certain of our cash, cash equivalents and investments secure borrowings outstanding under this facility. Funds are advanced to us under this facility based on pre-determined advance rates on the cash and securities held by us in this brokerage account. This agreement has no set expiration date and there are no loan covenants, other than the aforementioned collateral requirement. As of September 30, 2006, $9.8 million was outstanding under this facility, with a related collateral requirement of approximately $13.1 million of our cash, cash equivalents and investments.

(8)  Other Current Liabilities

Other current liabilities consist of the following:

	Sept. 30,	Dec. 31,
(In thousands)	2006	2005
Salaries and benefits	$5,597	$3,723
Warranty accrual	2,742	2,397
Advance billings	528	854
Income taxes payable	422	768
Reserve for losses on purchase order commitments	399	406
Accrued taxes-other	1,670	1,542
Other	928	1,202
	$12,286	$10,892

Warranty Accrual

We generally warrant our products for a period of 12 months for new products, or 3 months for refurbished products, from the date of customer acceptance for material and labor to repair the product; accordingly, an accrual for the estimated cost of the warranty is recorded at the time the product is shipped. Extended warranty terms, if granted, result in deferral of revenue equating to our standard pricing for similar service contracts. Recognition of the related warranty cost is deferred until product revenue is recognized. Factors that affect our warranty liability include the number of installed units, historical and anticipated rates of warranty claims, and cost per claim. We periodically assess the adequacy of our recorded warranty liabilities and adjust the amounts as necessary. In 2005, the Company commenced volume shipments of its unity-based lithography systems and commenced warranty coverage on several of its laser annealing systems. As may occur with new product introductions, warranty costs were higher than anticipated. The Company believes its warranty accrual, as of September 30, 2006, will be sufficient to satisfy outstanding obligations as of that date.

Changes in our warranty accrual are as follows:

	Three Months Ended		Nine Months Ended
	Sept. 30,	Oct. 1,	Sept. 30,	Oct. 1,
(In thousands)	2006	2005	2006	2005
Balance, beginning of the period	$2,198	$1,911	$2,397	$2,013
Warranties issued during the period	1,535	473	2,848	2,168
Settlements made during the period	(1,529)	(827)	(3,799)	(2,905)
Changes in liability for pre-existing warranties	538	79	1,296	360
Balance, end of the period	$2,742	$1,636	$2,742	$1,636

Deferred Services Revenue

Deferred services revenue is included in the deferred product and services income line on the condensed consolidated balance sheets. We sell service contracts for which revenue is deferred and recognized ratably over the contract period, for time based service contracts, or as service hours are delivered, for contracts based on a purchased quantity of hours.

Changes in our deferred service revenue are as follows:

	Three Months Ended		Nine Months Ended
	Sept. 30,	Oct. 1,	Sept. 30,	Oct. 1,
(In thousands)	2006	2005	2006	2005
Balance, beginning of the period	$2,709	$1,560	$1,970	$1,332
Service contracts sold during the period	2,288	2,162	8,367	6,278
Service contract revenue recognized during the period	(2,448)	(2,293)	(7,788)	(6,181)
Balance, end of the period	$2,549	$1,429	$2,549	$1,429

(9)  Other Liabilities

Other liabilities consist of the following:

	Sept. 30,	Dec. 31,
(In thousands)	2006	2005
Deferred rent	$2,849	$3,157
Deferred compensation plan liability	1,951	1,932
Asset retirement obligations	1,946	2,064
Other	527	652
	$7,273	$7,805

(10)  Accumulated Other Comprehensive Loss

The components of accumulated other comprehensive loss are as follows:

	Three Months Ended		Nine Months Ended
	Sept. 30,	Oct. 1,	Sept. 30,	Oct. 1,
(In thousands)	2006	2005	2006	2005
Net income (loss)	$(2,568)	$195	$(2,162)	$(3,695)
Accumulated other comprehensive income loss:
Unrealized gain (loss) on available-for-sale securities	898	(609)	269	(769)
Unrealized gain (loss) on foreign exchange forward contracts	123	81	(100)	448
Comprehensive loss	$(1,547)	$(333)	$(1,993)	$(4,016)

Accumulated other comprehensive income (loss) included in the condensed consolidated balance sheets is comprised of unrealized gains or losses on available-for-sale securities and the effect of exchange rate changes on foreign exchange forward contracts, net of tax.

	Sept. 30,	Dec. 31,
(In thousands)	2006	2005
Unrealized gains (losses) on:
Available-for-sale investments	$(931)	$(1,200)
Foreign exchange contracts	214	314
Accumulated other comprehensive loss at end of period	$(717)	$(886)

(11)  Stock Repurchase Program

On September 19, 2005, the Company’s Board of Directors authorized (stock repurchase authorization date) the repurchase of up to $30 million of its common stock in the open market at the then prevailing market prices during the period commencing September 19, 2005 through September 30, 2007. Through September 30, 2006, the Company had repurchased 1,386,580 shares of its common stock at a total purchase price of $20 million since the stock repurchase authorization date. The Company repurchased 742,045 shares at a total purchase price of $10.8 million during the quarter ended September 30, 2006.

(12)  Employee Benefit Plans

Employee bonus plans

We currently sponsor an executive incentive bonus plan that distributes employee awards based on the achievement of predetermined targets. We have recorded ($0.1) million and $0.5 million of expenses under this bonus plan for the three and nine-month periods ended September 30, 2006. There was no executive incentive bonus plan expense recognized during the three and nine-month periods ended September 30, 2005.

Employee savings and retirement plans

Ultratech sponsors a 401(k) employee salary deferral plan that allows voluntary contributions by all full-time employees of from 1% to 20% of their pretax earnings. Company contributions made to this plan were $0.1 million and $0.3 million for the three and nine-month periods ended September 30, 2006, respectively. The comparable contributions in 2005 were $0.1 million and $0.3 million, respectively. These Company contributions, limited to a maximum of $2,000 per year per employee, generally become 20 percent vested at the end of an employee’s first year of service from the date of hire with the Company, and vest 20 percent per year of service thereafter until they become fully vested at the end of five years of service. The Company also sponsors an executive non-qualified deferred compensation plan that allows qualifying executives to defer current cash compensation.

(13)  Contingencies

Legal Proceedings

On February 29, 2000, we filed lawsuits asserting patent infringement and related claims against Nikon, Canon, and ASML in the U.S. District Court for the Eastern District of Virginia. In April 2000, we reached a settlement with Nikon, and in September 2001, we reached a settlement with Canon. The case against ASML was later transferred to the U.S. District Court for the Northern District of California and tried before a jury in June and July of 2005. The jury reached a verdict that the patent was infringed, but that the asserted claims of the patent were invalid. We filed a post-trial motion for a new trial and for judgment as a matter of law in our favor. ASML also filed a motion for judgment as a matter of law seeking to invalidate three of the asserted claims for lack of enablement and requested that the court award costs. On February 13, 2006, the Court denied our post-trial motions, including the motion for a new trial, and entered judgment in favor of ASML invalidating three claims of the patent for lack of enablement. The Court also awarded ASML approximately $330,000 in costs. We have filed an appeal with the Federal Circuit Court of Appeals, and filed our opening appellate brief on August 30, 2006. ASML has filed a notice of cross-appeal. ASML’s opening appellate brief is due on November 22, 2006.

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

In May 2006, the same company filed a state court lawsuit against us for malicious prosecution and abuse of process claiming that attorney’s fees, costs and other damages were due based on the outcome of a federal patent litigation suit brought against it by us. We do not believe this new action has merit, particularly given the denial by the federal court and the subsequent federal appellate court’s affirmation of the order denying the award of any attorney’s fees payable to this company by us in the federal patent litigation. We filed a motion to have the state court complaint dismissed under California’s anti-SLAPP and demurrer statutes. Nonetheless the state court has preliminarily stated that it would deny our motion to dismiss. In such event, we intend to appeal and otherwise vigorously defend against this action and to seek fees and/or sanctions against this company in relation thereto.

Item 2.                          Management’s Discussion and Analysis of Financial Condition and Results of Operations

Certain of the statements contained herein, which are not historical facts and which can generally be identified by words such as “anticipates”, “expects”, “intends”, “will”, “could”, “believes”, “estimates”, “continue”, and similar expressions, are forward-looking statements under Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that involve risks and uncertainties, such as risks related to our dependence on new product introductions and market acceptance of new products and enhanced versions of our existing products; lengthy sales cycles, including the timing of system installations and acceptances; lengthy and costly development cycles for laser-processing and lithography technologies and applications; integration, development and associated expenses of the laser processing operation; delays, deferrals and cancellations of orders by customers; cyclicality in the semiconductor and nanotechnology industries; pricing pressures and product discounts; high degree of industry competition; intellectual property matters; expiration of licensing arrangements, and the resulting adverse impact on our licensing revenues; changes to financial accounting standards; changes in pricing by us, our competitors or suppliers; customer concentration; international sales; timing of new product announcements and releases by us or our competitors; ability to volume produce systems and meet customer requirements; sole or limited sources of supply; ability and resulting costs to attract or retain sufficient personnel to achieve our targets for a particular period; dilutive effect of employee stock option grants on net income per share, which is largely dependent upon us achieving and maintaining profitability and the market price of our stock; mix of products sold; rapid technological change and the importance of timely product introductions; outcome of litigation; manufacturing variances and production levels; timing and degree of success of technologies licensed to outside parties; product concentration and lack of product revenue diversification; inventory obsolescence; asset impairment; effects of certain anti-takeover provisions; announced and future acquisitions; volatility of stock price; foreign government regulations and restrictions; business interruptions due to natural disasters or utility failures; environmental regulations; and any adverse effects of terrorist attacks in the United States or elsewhere, or government responses thereto, or military actions in Iraq, Afghanistan, North Korea and elsewhere, on the economy in general, or on our business in particular. Due to these and additional factors, the statements, historical results and percentage relationships set forth below are not necessarily indicative of the results of operations for any future period. These forward-looking statements are based on management’s current beliefs and expectations, some or all of which may prove to be inaccurate, and which may change. We undertake no obligation to revise or update any forward-looking statements to reflect any event or circumstance that may arise after the date of this report.

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

Net sales

Third Quarter

	Three Months Ended
	Sept. 30,	Oct. 1,	Amount of	Percentage
(In millions)	2006	2005	Change	Change
Sales of:
Products	$30.0	$26.8	$3.2	12%
Services	3.8	3.6	0.3	7%
Licenses	0.1	—	0.1	100%
Total net sales	$33.9	$30.3	$3.6	12%

Net sales consist of revenues from products (system sales, spare parts sales and upgrades), services and licensing of technologies. Product sales increased 12% to $30.0 million on a system unit volume decrease of 10% in the third quarter of 2006, compared to the third quarter of 2005. The average selling prices of systems sold increased 22% compared to the comparable year-ago period, resulting from a shift in product mix in favor of our new laser processing products and away from our legacy platform products.

On a product market application basis, system sales to the semiconductor industry, primarily for advanced packaging and laser  processing applications, were $25.6 million for the quarter ended September 30, 2006, an increase of 19% when compared with system sales to this market in the third quarter of 2005. This increase was due to a $12.8 million increase in sales to the laser processing markets offset by a decrease of $9.9 million to the advanced packaging markets.

System sales to the nanotechnology market were $0.1 million for the quarter ended September 30, 2006, a decrease of 95% compared with sales of $1.9 million in the third quarter of 2005. System sales to the nanotechnology market are highly dependent on customer capacity demand in the thin film head industry.

Revenues from services for the third quarter of 2006 were $3.8 million, an increase of 7% over last year’s third quarter, primarily as a result of an increase in service contracts.

Revenues from licenses were $0.1 million in the quarter ended September 30, 2006 compared with $0.0 million in the comparable period a year ago. This increase was a result of recognizing licensing revenue from one customer during the quarter ended September 30, 2006 comparing to the completion of the amortization period of prior-period proceeds from licensing agreements during the third quarter of 2005. Future revenues from licensing activities, if any, will be contingent upon the outcome of current litigation (see “Legal Proceedings”), and upon existing and future licensing and royalty arrangements. The Company may not be successful in generating licensing revenues in the future and does not anticipate the recognition of significant levels of licensing income during the remainder of 2006.

At September 30, 2006, we had approximately $4.9 million of deferred product and services income compared to $2.0 million at December 31, 2005. Deferred income related to our products is recognized upon satisfying the contractual obligations for installation and/or customer acceptance. Deferred service revenue is recognized ratably over the contract period or as purchased services are rendered.

For the quarter ended September 30, 2006, international net sales were $24.0 million, or 71% of total net sales compared with $20.4 million, or 67% of total net sales for the third quarter of 2005. We expect sales to international customers to represent a significant majority of our revenues during the remainder of 2006. Our revenue derived from sales in foreign countries is not generally subject to significant exchange rate fluctuations, principally because sales contracts for our systems are generally denominated in U.S. dollars. In Japan, however, orders are often denominated in Japanese yen. This subjects us to the risk of currency fluctuations. We attempt to mitigate this risk by entering into foreign currency forward exchange contracts for the period between when an order is received and when it is recorded as revenue. After recording revenue, we use various mechanisms, such as foreign currency forward exchange contracts and natural hedges, to offset substantial portions of the gains or losses associated with our Japanese yen denominated receivables due to exchange rate fluctuations. We had approximately $4.6 million of Japanese yen denominated receivables at September 30, 2006. International sales expose us to a number of additional risks, including fluctuations in the value of local currencies relative to the U.S. dollar, which impact the relative cost of ownership of our products and, thus, the customer’s willingness to purchase our product. (See “Item 1A Risk Factors: International Sales”).

Year-To-Date:

	Nine Months Ended
	Sept. 30,	Oct. 1,	Amount of	Percentage
(In millions)	2006	2005	Change	Change
Sales of:
Products	$83.8	$76.2	$7.6	10%
Services	10.9	9.5	1.4	15%
Licenses	0.2	1.4	(1.2)	-86%
Total net sales	$94.9	$87.1	$7.8	9%

Product sales increased 10% to $83.8 million for the nine months ended September 30, 2006 as compared to the same period in 2005. The increase was primarily a result of a 28% increase in the average selling prices of systems sold, which was partially offset by a system unit volume decrease of 15%. The increase in average selling prices was primarily the result of a shift in product mix in favor of our new laser processing products and away from our legacy product platforms. On a market segment basis, the year-over-year increase in systems sales was primarily due to higher sales to the laser processing market ($15.9 million) offset by a decline in sales to the nanotechnology market ($10.1 million).

Revenues from services increased 15% from 2005 levels, primarily as a result of increases in service contracts. Revenues from licenses decreased by $1.2 million in the first three quarters of 2006, as compared to the same period of 2005. This decrease was a result of the completion of the amortization period of prior-period proceeds from licensing agreements. Future revenues from licensing activities, if any, will be contingent upon the outcome of current litigation (see “Legal Proceedings”), and upon existing and future licensing and royalty arrangements. The Company may not be successful in generating licensing revenues in the future and does not anticipate the recognition of significant levels of licensing income during the remainder of 2006.

For the first three quarters of 2006, international net sales were $63.0 million, or 67% of total net sales, as compared with $63.3 million, or 73% of total net sales for the comparable period of 2005. For the first three quarters of 2006, as compared to the same period of 2005, sales to Europe declined $13.1 million, sales to Japan increased $8.5 million, sales to Taiwan increased $2.8 million and sales to the “rest of Asia” declined $1.0 million.

Gross profit

Third Quarter

On a comparative basis, gross margins were 36.7% and 42.9% for the third quarters of 2006 and 2005, respectively. The 6.2 percentage point decrease in gross margin was primarily due to less favorable mix of products sold (5.8. percentage points) and declined manufacturing and after-sales efficiencies (0.4 percentage points).

Exclusive of licensing revenues, gross margins were 36.5% for the quarter ended September 30, 2006 as compared with 42.9% for the same period in 2005. We believe disclosure of gross margins without reference to licensing revenues provides additional appropriate disclosure to allow comparison of our product and service gross margins over time because there is little, if any, cost of sales associated with our licensing revenues. Future revenues from licensing activities, if any, will be contingent upon the outcome of current litigation (see “Legal Proceedings”), and upon existing and future licensing and royalty arrangements. The Company may not be successful in generating licensing revenues in the future and does not anticipate the recognition of significant levels of licensing income during the remainder of 2006. Gross margins have been, and will continue to be, negatively impacted by the discontinuance of license revenue.

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

Year-To-Date:

Gross margins were 39.9% and 42.4% for the nine-month periods ended September 30, 2006 and October 1, 2005, respectively. The 2.5 percentage point decline in gross margin was due to a less favorable mix of products sold (1.3 percentage points) and a decline in licensing revenues (1.7 percentage points), partially offset by improved manufacturing efficiencies (0.5 percentage point).

Operating expenses

Third Quarter

Research, development and engineering expenses for the third quarter of 2006 were $7.1 million, as compared to $6.0 million for the same period in 2005. The increase was primarily the result of higher spending associated with the development of our laser processing technologies in the current quarter.

Selling, general, and administrative expenses were $8.9 million for the third quarter of 2006, as compared with $7.3 million for the same quarter of 2005. As a percentage of net sales, selling, general, and administrative expenses increased to 26.2% in the quarter ended September 30, 2006, compared to 24.0% in the third quarter of 2005. This increase, in dollar terms, was primarily due to increased hiring, marketing and demonstration support costs associated with our laser processing product line ($1.1 million) and stock compensation expense (associated with the implementation of SFAS No. 123R and compensation expenses related to the restricted stock units— $0.4 million).

Year-To-Date:

Research, development and engineering expenses for the first three quarters of 2006 were $19.6 million, as compared to $20.3 million for the same period in 2005. The year-to-date decrease was primarily the result of lower spending associated with the development of our laser processing technologies during the first nine months of 2006 as compared to the comparable period ended October 1, 2005.

Selling, general, and administrative expenses were $24.5 million for the first three quarters of 2006, as compared with $23.0 million for the same period in 2005. As a percentage of net sales, selling, general, and administrative expenses decreased to 25.9% in the nine months ended September 30, 2006, as compared to 26.4% for the same period in 2005. This increase, in dollar terms, was primarily due to increased hiring, marketing and demonstration support costs associated with our laser processing product line ($3.3 million); increased stock compensation expense (associated with the implementation of SFAS No. 123R and compensation expenses related to the restricted stock units — $1.2 million); higher management incentive plan expense ($0.4 million); partially offset by decreased legal costs related to our being a plaintiff in two patent infringement lawsuits in the first half of 2005 ($2.5 million); lower commission expense ($0.5 million); and lower bad debt expenses ($0.3 million).

Interest and other income, net

Interest and other income, net, which consists primarily of interest income, was $1.5 million and $4.8 million for the third quarter and first nine months of 2006, respectively, as compared with $1.4 million and $3.4 million for the comparable periods of 2005. This increase was primarily attributable to higher interest rates on our investments. We presently maintain an investment portfolio with a weighted-average maturity of approximately 1.25 years. As a result, changes in short-term interest rates have had, and will continue to have, a significant impact on our interest income.

Provision (benefit) for income taxes

For the three and nine-month periods ended September 30, 2006, we recorded an income tax provision of $0.5 million and $0.6 million, respectively, as compared to an income tax expense of $0.8 million and $0.4 million for the comparable periods in 2005. The tax expense recognized for the nine months ended September 30, 2006, primarily resulted from the foreign income taxes applicable to our forecast of foreign pre-tax income expected for the year. Since the Company is currently operating at a loss on a consolidated basis, there are no U.S. federal or state taxes anticipated for the year. The year-ago tax expense resulted from our then-forecasted foreign income taxes and certain federal and state taxes for the year ended December 31, 2005.

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

Outlook

The anticipated timing of orders, shipments and customer acceptances usually requires us to fill a number of production slots in any given quarter in order to meet our sales targets. If we are unsuccessful in our efforts to secure those production orders, or if existing production orders are delayed or cancelled, our results of operations will be materially adversely impacted. Accordingly, we may not be able to achieve or maintain our current or prior level of sales. We presently expect that net sales for the quarter ending December 31, 2006 may be in a range from 8% to 10% decrease, sequentially, from the third quarter of 2006.

Because our net sales are subject to a number of risks, including risks associated with the introduction of our new laser processing product line, delays in customer acceptances, intense competition in the capital equipment industry, uncertainty relating to the timing and market acceptance of our products, and the condition of the macro-economy and the semiconductor industry, we may not exceed or maintain our current or prior level of net sales for any period in the future. Additionally, we believe that the market acceptance and volume production of our advanced packaging systems, laser processing systems and our nanotechnology systems are of critical importance to our future financial results. At September 30, 2006, these critical systems represented approximately 89% of our backlog. To the extent that these products do not achieve or maintain significant sales due to difficulties involving manufacturing or engineering, the inability to reduce the current long manufacturing and customer acceptance cycles for these products, competition, excess capacity in the semiconductor or nanotechnology device industries, or any other reason, our business, financial condition and results of operations would be materially adversely affected.

We believe that gross margin for the fourth quarter of 2006 will be in a range of 38% to 39%. The final gross margin achieved will depend heavily upon sales volumes and the resulting product mix. Should our sales not reach the level expected, we may incur a higher risk of inventory obsolescence and excess purchase commitments and lower utilization of our manufacturing infrastructure, which would materially adversely impact our results of operations. New products generally have lower gross margins until there is widespread market acceptance and until production and after-sales efficiencies can be achieved. Should significant market demand fail to develop for our laser processing systems and our new advanced packaging offerings, our business, financial condition and results of operations would be materially adversely affected. In addition, higher costs associated with extended manufacturing and customer acceptance periods on shipments of our new laser processing products have had, and will continue to have, an adverse impact on our gross margins. We believe that operating margin for the fourth quarter of 2006 may be in a range of (11%) to (15%) and that net income (loss) per share may be in the range of ($0.10) to ($0.15) for the fourth quarter of 2006.

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operating activities was $2.5 million for the first nine months ended September 30, 2006, compared with net cash provided by operating activities of $5.5 million for the comparable period in 2005. Net cash provided by operating activities during the first nine months of 2006 was primarily attributable to non-cash charges to net loss, principally for depreciation, amortization, and stock-based compensation of $7.0 million; an increase in deferred product and services income of $3.0 million; an increase in accounts payable of $2.8 million; a decrease in accounts receivable of $2.2 million; and an increase in other current liabilities of $1.4 million; offset by a net loss of $2.2 million; an increase in inventories of $9.8 million; an increase in prepaid expenses and other current assets of $1.0 million  a decrease in other liabilities of $0.5 million; and an increase in demonstration inventories and other assets of $0.4 million.

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

During the first nine months of 2006, net cash provided by investing activities was $1.6 million, attributable to net proceeds of short and long-term investments of $4.1 million and proceeds from the sale of fixed assets of $0.1 million, offset by capital expenditures of $2.6 million.

Net cash used in financing activities was $2.6 million during the first nine months of 2006, attributable to repurchase of common stock of $10.8 million, offset by net proceeds under our notes payable of $5.6 million, and $2.6 million of proceeds received from the issuance of common stock under our employee stock option plans.

At September 30, 2006, we had working capital of $109.7 million and long-term investments of $48.1 million. Our principal sources of liquidity at September 30, 2006 consisted of $80.7 million in cash, cash equivalents and short-term investments, net of outstanding borrowings under our line of credit, and $48.1 million of long-term investments. As of September 30, 2006, based upon recent operating results and expectations of future operating income, the Company classified certain investment securities with remaining maturities of one year or more as long-term investments. We have a line of credit agreement with a brokerage firm. Under the terms of this agreement, we may borrow funds at a cost equal to the current Federal funds open rate plus 100 basis points (approximately 6.25% as of September 30, 2006). Certain of our cash, cash equivalents and marketable securities secure borrowings outstanding under this facility. Funds are advanced to us under this facility in accordance with pre-determined advance rates based on the cash and securities held by us in this brokerage account. This agreement has no set expiration date and there are no loan covenants other than a collateral requirement. As of September 30, 2006, $9.8 million was outstanding under this facility, with a related collateral requirement of approximately $13.1 million of our cash, cash equivalents and investments.

On September 19, 2005, our Board of Directors authorized the repurchase of up to $30 million of our common stock in the open market at then prevailing market prices during the period commencing September 19, 2005 through September 30, 2007. Through September 30, 2006, we had repurchased 1,386,580 shares of our common stock at a total purchase price of $20 million. We repurchased 742,045 shares at a total purchase price of $10.8 million during the quarter ended September 30, 2006.   Any future repurchase of stock could have a significant impact on our cash position.

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

Foreign Currency

As part of our overall strategy to manage the level of exposure to the risk of foreign currency exchange rate fluctuations, we attempt to hedge most of our Japanese yen denominated foreign currency exposures. We use foreign currency forward contracts to hedge the risk that unremitted Japanese yen denominated receipts from customers, for actual or forecasted sales of equipment after receipt of customer orders, may be adversely affected by changes in foreign currency exchange rates. After recording revenue, we use various mechanisms, such as foreign currency forward exchange contracts and natural hedges, to offset substantial portions of the potential gains or losses associated with our Japanese yen denominated assets and liabilities due to exchange rate fluctuations. At September 30, 2006, we had taken action to hedge approximately 100% of these Japanese yen denominated exposures. In addition to natural hedges resulting from having both assets and liabilities denominated in Japanese yen, we enter into foreign currency forward contracts that generally have maturities of nine months or less. We often close foreign currency forward contracts by entering into an offsetting contract. At September 30, 2006, we had contracts for the sale and purchase of $18.1 million and $0.3 million, respectively, of foreign currencies at fixed rates of exchange.

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

Interest Rate Risk

Our exposure to market risk due to potential changes in interest rates relates primarily to our investment portfolio, which consisted primarily of fixed interest rate instruments as of September 30, 2006. We maintain an investment policy designed to ensure the safety and preservation of our invested funds by limiting market risk and the risk of default.

Certain of our cash, cash equivalents and short and long-term investments serve as collateral for a line of credit we maintain with a brokerage firm. The line of credit is used for liquidity purposes, mitigating the need to liquidate investments in order to meet our current operating cash requirements.

Foreign Currency Risk Management

The majority of our revenue, expense and capital purchasing activities are transacted in U.S. dollars. However, we do enter into these transactions in other currencies, primarily Japanese yen. To protect against reductions in value and the volatility of future cash flows caused by changes in currency exchange rates, we have established transaction and balance sheet hedging programs. We use foreign currency forward contracts to hedge the risk that unremitted Japanese yen denominated receipts from customers for actual or forecasted sales of equipment after receipt of customer orders may be adversely affected by changes in foreign currency exchange rates. After recording revenue, we use various mechanisms, such as foreign currency forward exchange contracts and natural hedges, to offset substantial portions of the potential gains or losses associated with our Japanese yen denominated assets and liabilities due to exchange rate fluctuations. At September 30, 2006, we had taken action to hedge approximately 100% of these Japanese yen denominated exposures. In addition to natural hedges resulting from having both assets and liabilities denominated in Japanese yen, we enter into foreign currency forward contracts that generally have maturities of nine months or less. We often close foreign currency forward contracts by entering into an offsetting contract. At September 30, 2006, we had contracts for the sale and purchase of $18.1 million and $0.3 million, respectively, of Japanese yen at fixed rates of exchange. Our hedging programs reduce, but do not always entirely eliminate, the impact of currency movements.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal controls over financial reporting during the quarter ended September 30, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.               OTHER INFORMATION

Item 1.                          Legal Proceedings

On February 29, 2000, we filed lawsuits asserting patent infringement and related claims against Nikon, Canon, and ASML in the U.S. District Court for the Eastern District of Virginia. In April 2000, we reached a settlement with Nikon, and in September 2001, we reached a settlement with Canon. The case against ASML was later transferred to the U.S. District Court for the Northern District of California and tried before a jury in June and July of 2005. The jury reached a verdict that the patent was infringed, but that the asserted claims of the patent were invalid. We filed a post-trial motion for a new trial and for judgment as a matter of law in our favor. ASML also filed a motion for judgment as a matter of law seeking to invalidate three of the asserted claims for lack of enablement and requested that the court award costs. On February 13, 2006, the Court denied our post-trial motions, including the motion for a new trial, and entered judgment in favor of ASML invalidating three claims of the patent for lack of enablement. The Court also awarded ASML approximately $330,000 in costs. We have filed an appeal with the Federal Circuit Court of Appeals, and filed our opening appellate brief on August 30, 2006. ASML has filed a notice of cross-appeal. ASML’s opening appellate brief is due on November 22, 2006.

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

In May 2006, the same company filed a state court lawsuit against us for malicious prosecution and abuse of process claiming that attorney’s fees, costs and other damages were due based on the outcome of a federal patent litigation suit brought against it by us. We do not believe this new action has merit, particularly given the denial by the federal court and the subsequent federal appellate court’s affirmation of the order denying the award of any attorney’s fees payable to this company by us in the federal patent litigation. We filed a motion to have the state court complaint dismissed under California’s anti-SLAPP and demurrer statutes. Nonetheless the state court has preliminarily stated that it would deny our motion to dismiss. In such event, we intend to appeal and otherwise vigorously defend against this action and to seek fees and/or sanctions against this company in relation thereto.

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

Our sales cycle is typically lengthy and involves a significant commitment of capital by our customers, which has subjected us, and is likely to continue to subject us, to delays in customer acceptance of our products and other risks, any of which could adversely impact our results of operations by, among other things, delaying recognition of revenue with respect to those orders and resulting in increased installation, qualification and similar costs.

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

Although we attempt to protect our intellectual property rights through patents, copyrights, trade secrets and other measures, we believe that our success will depend more upon the innovation, technological expertise and marketing abilities of our employees. Nevertheless, we have a policy of seeking patents when appropriate for inventions resulting from our ongoing research and development and manufacturing activities. We own 109 United States and foreign patents, which expire on dates ranging from November 2006 to December 2024 and have 97 United States and foreign patent applications pending. In addition, we have various registered trademarks and copyright registrations covering mainly software programs used in the operation of our systems. We also rely upon trade secret protection for our confidential and proprietary information. We may not be able to protect our technology adequately and competitors may be able to develop similar technology independently. Our pending patent applications may not be issued and U.S. or foreign intellectual property laws may not protect our intellectual property rights. In addition, litigation may be necessary to enforce our patents, copyrights or other intellectual property rights, to protect our trade secrets, to determine the validity and scope of the proprietary rights of others or to defend against claims of infringement. Such litigation has resulted in, and in the future could result in, substantial costs and diversion of resources and could have a material adverse effect on our business, financial condition and results of operations, regardless of the outcome of the litigation. Patents issued to us may be challenged, invalidated or circumvented and the rights granted thereunder may not provide competitive advantages to us. Furthermore, others may independently develop similar technology or products, or, if patents are issued to us, design around the patents issued to us. Invalidation of our patents related to those technologies could allow our competitors to more effectively compete against us, which could result in decreased revenue for us.

On February 29, 2000, we filed lawsuits asserting patent infringement and related claims against Nikon, Canon, and ASML in the U.S. District Court for the Eastern District of Virginia. In April 2000, we reached a settlement with Nikon, and in September 2001, we reached a settlement with Canon. The case against ASML was later transferred to the U.S. District Court for the Northern District of California and tried before a jury in June and July of 2005. The jury reached a verdict that the patent was infringed, but that the asserted claims of the patent were invalid. We filed a post-trial motion for a new trial and for judgment as a matter of law in our favor. ASML also filed a motion for judgment as a matter of law seeking to invalidate three of the asserted claims for lack of enablement and requested that the court award costs. On February 13, 2006, the Court denied our post-trial motions, including the motion for a new trial, and entered judgment in favor of ASML invalidating three claims of the patent for lack of enablement. The Court also awarded ASML approximately $330,000 in costs. We have filed an appeal with the Federal Circuit Court of Appeals, and filed our opening appellate brief on August 30, 2006. ASML has filed a notice of cross-appeal. ASML’s opening appellate brief is due on November 22, 2006.

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

In May 2006, the same company filed a state court lawsuit against us for malicious prosecution and abuse of process claiming that attorney’s fees, costs and other damages were due based on the outcome of a federal patent litigation suit brought against it by us. We do not believe this new action has merit, particularly given the denial by the federal court and the subsequent federal appellate court’s affirmation of the order denying the award of any attorney’s fees payable to this company by us in the federal patent litigation. We filed a motion to have the state court complaint dismissed under California’s anti-SLAPP and demurrer statutes. Nonetheless the state court has preliminarily stated that it would deny our motion to dismiss. In such event, we intend to appeal and otherwise vigorously defend against this action and to seek fees and/or sanctions against this company in relation thereto.

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

We experience competition in advanced packaging from various proximity aligner companies such as Suss Microtec AG (Suss Microtec), projection companies such as Ushio, Inc. (Ushio), and reduction stepper companies such as Nikon Precision, Canon, and ASML. While we believe that the use of reduction steppers is not easily adapted for thick resists utilized in the advanced packaging market, some device manufactures may consider this technology option. In addition, front end lithography companies could develop a lithography solution specifically targeted for the advanced packaging market, which could potentially affect Ultratech’s market share. In nanotechnology, we experience competition from proximity aligner companies, such as Suss Microtec, as well as other stepper manufacturers who have developed or are developing tools specifically designed for nanotechnology applications. We expect our competitors to continue to improve the performance of their current products and to introduce new products with improved price and performance characteristics. This could cause a decline in sales or loss of market acceptance of our steppers in our served markets, and thereby materially adversely affect our business, financial condition and results of operations. Enhancements to, or future generations of, competing products may be developed that offer superior cost of ownership and technical performance features.

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

Historically, we have sold a substantial portion of our systems to a limited number of customers. In the third quarter and first nine months of 2006, our top five customers accounted for 81.4% and 41.7% of our total system sales, respectively. In 2005, Intel Corporation accounted for 13% of our net sales. We expect that sales to a relatively few customers will continue to account for a high percentage of our net sales in the foreseeable future and believe that our financial results depend in significant part upon the success of these major customers and our ability to meet their future capital equipment needs. Although the composition of the group comprising our largest customers may vary from period to period, the loss of a significant customer or any reduction in orders by a significant customer, including reductions due to market, economic or competitive conditions in the semiconductor, semiconductor packaging or nanotechnology industries or in the industries that manufacture products utilizing integrated circuits, thin film heads or other nanotechnology components, would likely have a material adverse effect on our business, financial condition and results of operations. Our ability to maintain or increase our sales in the future depends, in part, on our ability to obtain orders from new customers as well as the financial condition and success of our existing customers, the semiconductor and nanotechnology industries and the economy in general.

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

On a market application basis, sales to the semiconductor industry, primarily for advanced packaging applications, accounted for approximately 93% and 76% of system revenue for the first three quarters of 2006 and 2005, respectively. During the first three quarters of 2006 and 2005, approximately 7% and 24%, respectively, of our systems revenue was derived from sales to nanotechnology manufacturers, including micro systems, thin film head and optical device manufacturers. Our future operating results and financial condition would be materially adversely impacted by a downturn in any of these market segments, or by loss of market share in any of these segments. A growing portion of our backlog of system orders is comprised of laser spike annealing tools. To date, we have limited experience with this technology. Should significant demand not materialize, due to technical, production, market, or other factors, our business, financial position and results of operations would be materially adversely impacted.

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

International sales accounted for approximately 67% and 73% of total net sales for the first three quarters of 2006 and 2005, respectively. International net sales accounted for approximately 69% and 65% of total net sales for the years 2005 and 2004, respectively. We anticipate that international sales, which typically have lower gross margins than domestic sales, principally due to increased competition and higher field service and support costs, will continue to account for a significant portion of total net sales. As a result, a significant portion of our net sales will continue to be subject to certain risks, including unexpected changes in regulatory requirements; difficulty in satisfying existing regulatory requirements; exchange rate fluctuations; tariffs and other barriers; political and economic instability; difficulties in accounts receivable collections; natural disasters; difficulties in staffing and managing foreign subsidiary and branch operations; and potentially adverse tax consequences.

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

Our future operating results depend, in significant part, upon the continued contributions of key personnel, many of whom would be difficult to replace. Most of our employees are employed “at will.” We have entered into employment agreements with only a limited number of our employees, including our Chief Executive Officer, Chief Financial Officer and Senior Vice President World-wide Sales and Customer Operations. Some of these agreements contain vesting acceleration and severance payment provisions that could result in significant costs or charges to us should the employee be terminated without cause, die or have a disability. We do not maintain any life insurance on any of our key employees. The loss of key personnel could have a material adverse effect on our business, financial condition and results of operations. In addition, our future operating results depend in significant part upon our ability to attract and retain other qualified management, manufacturing, technical, sales and support personnel for our operations. There are only a limited number of persons with the requisite skills to serve in these positions and it may become increasingly difficult for us to hire such personnel over time. At times, competition for such personnel has been intense, particularly in the San Francisco Bay Area where we maintain our headquarters and principal operations. We may not be successful in attracting or retaining such personnel in the future. The failure to attract or retain such persons would materially adversely affect our business, financial condition and results of operations.

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

Our shareholder rights plan, equity incentive plans, licensing agreements, certain provisions of our Certificate of Incorporation and Bylaws, and Delaware law may discourage third parties from pursuing a change of control transaction with us.

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

As of September 30, 2006, we had issued and outstanding options to purchase approximately 6.2 million shares of our common stock. Among other determinants, the market price of our stock has a major bearing on the number of stock options outstanding that are included in the weighted-average shares used in determining our diluted net income (loss) per share. During periods of extreme volatility, the impact of higher stock prices can have a materially dilutive effect on our net income per share. Additionally, options are excluded from the calculation of earnings per share when we have a net loss or when the exercise price of the stock option is greater than the average market price of our common stock, as the impact of the stock options would be anti-dilutive.

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

Item 2.                          Unregistered Sales of Equity Securities and Use of Proceeds.

On August 15, 2006, we issued 2,000 shares of our common stock in an unregistered, private placement under Section 4(2) of the Securities Act of 1933 to SEMI Foundation, a non-profit organization, to support their efforts to educate youth interested in science and math about career opportunities in the semiconductor industry.

The following table sets forth our repurchases of our securities during the fiscal quarter ended September 30, 2006:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced program (1)	Maximum dollar value of shares that may yet be purchased under the program
				(in thousands)
7/2/06 - 7/29/06	260,670	14.19	260,670	$17,114
7/30/06 - 8/26/06	481,375	14.74	481,375	$10,017
8/27/06 - 9/30/06	—	—	—	$10,017
Total	742,045	14.55	742,045

(1) We announced on September 19, 2005 that our Board of Directors authorized the repurchase of up to $30 million of our common stock in the open market during the period commencing September 19, 2005 through September 30, 2007.

Item 3.                          Defaults Upon Senior Securities.

None.

Item 4.                          Submission of Matters to a Vote of Security Holders.

The following proposals were voted upon by the Company’s stockholders at the Company’s Annual Stockholders’ Meeting held on July 18, 2006.

1.                                       The following persons were elected as directors of the Company to serve for a term ending upon the Annual Stockholders’ Meeting indicated beside their respective names and until their successors are elected and qualified:

	Terms Ending Upon the Annual Stockholders’ Meeting	Votes for	Votes withheld

Arthur W. Zafiropoulo	2008	20,941,300	943,240
Joel F. Gemunder	2008	20,481,523	1,403,017
Nicholas Konidaris	2008	21,029,940	854,600
Rick Timmins	2008	21,048,140	836,400

2.                                       A proposal to ratify the appointment of Ernst & Young LLP as the Company’s independent registered public accounting firm for the fiscal year ending December 31, 2006 was approved by the vote of 21,868,218 shares for; 8,318 shares against; and 8,003 shares abstained.

The proposals above are described in detail in the Company’s definitive proxy statement filed with the SEC on April 28, 2006 for the Annual Stockholders’ Meeting held on July 18, 2006.

Item 5.                          Other Information.

As previously disclosed, we proactively established a special committee of our Board of Directors comprised solely of independent directors to conduct a voluntary, Company-initiated review of our historical stock option grants from our initial public offering in 1993 to the present. The special committee retained independent counsel to assist it with this review. The special committee has completed its review and concluded there were no material accounting issues or backdating or other inappropriate manipulation regarding the issuance and pricing of stock options. Based on these findings, we have determined that no adjustments to previously filed financial statements are required.

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

ULTRATECH, INC.
(Registrant)

Date:	November 2, 2006	By:	/s/Bruce R. Wright
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