Form 10-K
period 2006-12-31
ULTRATECH INC
filed 2007-03-07
CIK 909791

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark one)

☒                               Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                                                For the Fiscal Year Ended December 31, 2006

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

The aggregate market value of voting stock held by non-affiliates of the Registrant, as of July 1, 2006, was approximately $277,274,000 (based upon the closing price for shares of the Registrant’s Common Stock as reported by the NASDAQ Global Market on that date, the last trading date of the Registrant’s most recently completed second quarter). Shares of Common Stock held by each officer, director and holder of 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of March 1, 2007, the Registrant had 23,243,322 shares of Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Proxy Statement for the 2007 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K.

PART I

ITEM 1.                BUSINESS

This Annual Report on Form 10-K contains, in addition to historical information, certain forward-looking statements that involve significant risks and uncertainties. Such statements can generally be identified by words such as “anticipates”, “expects”, “intends”, “will”, “could”, “believes”, “estimates”, “continue”, and similar expressions. Our actual results could differ materially from the information set forth in any such forward-looking statements. Factors that could cause or contribute to such differences include those discussed below, as well as those discussed under “Item 1A Risk Factors” and elsewhere in this Annual Report on Form 10-K.

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

Laser Anneal Technology

Device scaling has been the predominant means pursued by the semiconductor industry to achieve the gains in productivity and performance quantified by Moore’s Law. In the past several years, scaled device performance has been compromised because traditional transistor materials such as silicon, silicon dioxide, and polysilicon, have been pushed to their fundamental materials limits. Continued scaling thus requires the introduction of new materials. For example, the traditional gate dielectric has been silicon dioxide and as devices are scaled below 45 nm high K material such as halfnium oxide must be considered because silicon dioxide begins to lose its effectiveness at levels below 45 nm. These new materials impose added challenges to the methods used to dope and activate silicon to produce very shallow, highly activated junctions. The main challenges regarding short channel effects include achieving maximum activation and minimal diffusion with abrupt junctions.

By leveraging our core competencies in optics engineering and system integration and our extensive knowledge of laser processing, we introduced the LSA100 laser spike annealing system to enable thermal annealing solutions at the 65 nm technology node and below. This advanced annealing technology provides solutions to the difficult challenge of fabricating ultra-shallow junctions and highly activated source/drain contacts. Laser processing offers the flexibility to operate at near-instantaneous timeframes (microseconds to milliseconds) at temperatures below the melting point of silicon (1412° C). At these temperatures and anneal times, full activation is achieved with negligible diffusion. In addition, Ultratech’s proprietary hardware design minimizes the pattern density effect, reducing absorptivity variations.

Our products and markets are more fully described below.

General Background

The fabrication of devices such as integrated circuits (“semiconductors” or “ICs”) requires a large number of complex processing steps, including deposition, photolithography and etching. Deposition is a process in which a layer of either electrically insulating or electrically conductive material is deposited on the surface of a wafer. Typically deposition is followed by the photolithography imaging process in which the deposited layer is coated with a photosensitive layer called photoresist or resist. Exposure of the resist to an image formed by ultraviolet light followed by development, results in some of the resist being removed. A subsequent etching step selectively removes the deposited material from areas not protected by the remaining resist pattern.

Photolithography is one of the most critical and expensive steps in IC device manufacturing. Photolithography exposure equipment is used to create device features by patterning a light-sensitive polymer coating on the wafer surface using a photomask containing the master image of a particular device layer. Typically, each exposure results in the patterning of a different deposited layer and therefore, requires a different pattern on the device. Each new device layer must be properly aligned to previously defined layers before imaging takes place, so that structures formed on the wafers are correctly placed, one on top of the other, in order to ensure a functioning device.

Since the introduction of the earliest commercial photolithography tools for IC manufacturing in the early 1960s, a number of tools have been introduced to enable manufacturers to produce ever more complex devices that incorporate progressively finer line widths. In the early 1970s, photolithography tools included contact printers and proximity aligners, which required the photomask to physically contact or nearly contact the wafer in order to transfer the entire pattern during a single exposure. By the mid 1970s, there were also projection scanners, which transferred the device image through reflective optics having a very narrow annular field that spanned the width of the wafer. Exposure was achieved by scanning the entire photomask and wafer in a single, continuous motion across the annular field. Scanners were followed by steppers, which expose a rectangular area or field on the wafer containing one or more chip patterns in a single exposure, then move or “step” the wafer to an adjacent site to repeat the exposure. This stepping process is repeated as often as necessary until the entire wafer has been exposed. By imaging a small area, steppers are able to achieve finer resolution, improved image size control and better alignment between the multiple device layers resulting in higher yield and higher performance devices than was possible with earlier tools.

The two principal types of steppers currently in use by the semiconductor industry are reduction steppers, which are the most widely used steppers, and 1X steppers. Reduction steppers, which typically have reduction ratios of four or five-to-one, employ photomask patterns that are four or five times larger than the device pattern that is to be exposed on the wafer surface. In addition, there is now a fourth generation of lithography tools, known as step-and-scan systems, that address device sizes of 0.35 micron and below. In contrast to steppers, which require lenses that cover the entire field, step-and-scan optical systems have an instantaneous field just large enough to span the width of a field and employ scanning to stretch coverage over the entire field. Each scan is followed by re-registration of the wafer with respect to the mask, i.e. “stepping”, to create multiple fields covering the entire wafer. The smaller instantaneous field sizes of step-and-scan system projection optical systems allows them to resolve finer geometries and scanning allows them to cover larger fields.

The principal advantage of reduction steppers and step-and-scan systems is that they may be used in manufacturing steps requiring critical feature sizes and are therefore necessary for manufacturing advanced ICs. 1X steppers, on the other hand, employ photomask patterns that are the same scale as the device pattern that is exposed on the wafer surface. The optical projection system, employed in Ultratech’s 1X steppers is based on a Wynne Dyson design, which uses both a reflective mirror and refractive lens elements. This design approach leads to a very simple and versatile optical system that is less expensive than those employed in reduction steppers. Because our 1X optical design covers a much broader spectral range than reduction steppers, it delivers a greater proportion of the exposure energy from the lamp to the wafer surface. Depending on the size of the lamp used and the exposure energy required for an application, this can result in appreciably higher throughput. Resolution considerations currently limit 1X steppers to manufacturing steps involving less-critical, larger feature sizes. Accordingly, we believe that sales of these systems are highly dependent upon capacity expansions by our current 1X customers, or by customers making the transition to chips containing “bump” connections, that facilitate the use of higher data rates and a higher number of connections.

In the past, manufacturers of ICs and similar devices purchased capital equipment based principally on performance specifications. In view of the significant capital expenditures required to construct, equip and maintain advanced fabrication facilities, relatively short product cycles and manufacturers’ increasing concern for overall fabrication costs, we believe that focus is shifting to the total cost of ownership. Cost of ownership includes the costs associated with the acquisition of equipment, as well as components based on throughput, yield, up-time, service, labor overhead, maintenance, and various other costs associated with owning and using the equipment. As a result, in many cases the most technologically advanced system will not necessarily be the manufacturing system of choice.

In addition to enhancing our current lithography solutions, we have been developing new tools to serve new markets. The LSA100 tool is aimed at volume production of advanced state of the art devices. This product, based on the same platform and stage technology as our advanced lithography tools, employs a 3500 Watt CO2 laser to activate ultra-shallow, transistor junctions. Annealing times are reduced from several seconds, typical for the current generation of Rapid Thermal Processing (RTP) equipment, to a millisecond or less. This results in more abrupt junctions with a higher dopant activation levels and leads to transistors with higher drive currents and lower leakage. While this technology is expected to be useful for multiple IC generations, we anticipate that eventually this technology will be superseded by a laser processing technology that will reduce the processing time below one microsecond, thereby achieving even higher performance characteristics with almost “zero” thermal budget. We believe these new LP technologies—for which we have been awarded 55 patents and have 63 patent applications pending—remove several critical barriers to future device scaling and will help to extend Moore’s Law well into the future.

Products

We currently offer two different series of 1X lithography systems for use in the semiconductor fabrication process: the 1000 Family, which addresses the markets for scanner replacement, high volume/low cost semiconductor fabrication and R&D packaging activities and nanotechnology applications; and the Saturn Spectrum and the AP series, which were designed to meet the requirements in the advanced packaging market. These steppers currently offer minimum feature size capabilities ranging from 2.0 microns to 0.75 microns.

For the advanced packaging market, we offer our Saturn Spectrum Family as well as our new AP series built on the Unity PlatformTM. These advanced packaging systems were developed for high volume bump and wafer level CSP manufacturing and post passivation lithography applications. They provide broadband (g, h and i-line) exposure or selective exposure (gh or i-line), and are used in conjunction with downstream processes to produce a pattern of bumps, or metal connections, on the bond pads of the die for flip chip devices. Using flip chip interconnect offers reduced signal inductance, reduced power/ground inductance, die shrink advantages and reduced package footprint.

The AP series, consisting of the AP300 & AP200, are built on our Unity Platform and feature a customer-configurable design that supports flexible manufacturing requirements as well as tool extendibility for multiple device generations. Designed to optimize productivity, the AP systems integrate the processing advantages associated with our advanced packaging lithography equipment with the productivity benefits of our new Unity Platform. We believe that these new lithography systems support a lower cost-of-ownership strategy due to significant throughput enhancements, higher reliability, and superior alignment and illumination systems.

The 1000 family is a small field system available with gh-line and i-line illumination options. In semiconductor applications, we offer the Star 100. This platform is typically used in the manufacture of power devices, ASICs, analog devices and compound semiconductors. In addition, this platform is well suited for a number of nanotechnology applications.

Nanotechnology manufacturing combines electronics with mechanics in small devices. We have defined a nanotechnology device as a device that has at least one dimension in the XYZ direction less than 0.1 microns. Examples include accelerometers used to activate air bags in automobiles and membrane pressure sensors used in industrial control systems. These micro-machined devices are manufactured on silicon substrates using photolithography techniques similar to those used for manufacturing semiconductors and thin film head devices. In addition, these systems are used in applications such as LED and laser diodes. In 2002, we introduced the NanoTech product family that consists of the NanoTech 100, NanoTech 160 and NanoTech 190. The NanoTech 160 system utilizes a platform based on the previous 1000 Series steppers, incorporating Dual Side Alignment (“DSA”) capability for applications requiring lithography on both sides of a wafer. The NanoTech 160 is an extension of the model 1600DSA stepper, and enhances the capabilities of the 1000 Series steppers by offering Dual Side Alignment capability, providing customers with a 1X stepper solution for this special processing requirement. Additionally, we believe that our NanoTech steppers offer resolution and depth of focus advantages over alternative technologies to the manufacturers of nanotechnology components.

The NanoTech 190 steppers have enhanced capabilities directed at TFH backend, or rowbar processing applications. These steppers are used to expose the Air Bearing Surface (ABS) patterns on rowbars.

We also sell upgrades to systems in our installed base and refurbished systems. These refurbished systems typically have a purchase price that is lower than the purchase price for our new systems.

We also offer an advanced laser-based thermal annealing tool, the LSA100, built on a platform that is essentially the same as our Unity Platform. Thermal annealing is used by the semiconductor industry for a variety of process steps, including activation of implanted impurities, dielectric film formation, formation of silicides and stabilization of copper grain structure. Annealing tools currently in use by manufacturers of semiconductor devices are furnaces and rapid thermal annealing, or Rapid Thermal Processing (“RTP”), systems. We believe there is a need for tools that anneal at higher temperatures for shorter periods of time and that our future laser annealing tools may ultimately provide this capability to the industry. The near-term application of our laser-based thermal annealing tools is anticipated to be in the area of source/drain dopant activation. However, we are also researching the use of these tools for other applications. In 2006 we shipped and revenued production systems for multiple customers.

Our current systems are set forth below:

Product Line	Wavelength	Minimum Feature Size (microns)
1X Steppers:
1000 Series:
Star 100™	gh-line	0.8 - 1.0
NanoTech 100	gh-line	0.8 - 1.0
NanoTech 160	gh-line	1.0 - 2.0
NanoTech 190	gh-line	1.0 - 2.0
Prisma-ghi	ghi-line	4.0
Saturn Spectrum 300e2	ghi-line	2.0
AP200	ghi-line	2.0
AP300	ghi-line	2.0
Laser Processing:
LSA100	NA	NA

Research, Development and Engineering

The semiconductor and nanotechnology industries are subject to rapid technological change and new product introductions and enhancements. We believe that continued and timely development and introduction of new and enhanced systems to serve these markets is essential for us to maintain our competitive position. We have made and continue to make substantial investments in the research and development of our core optical technology, which we believe is critical to our future financial results. We intend to continue to develop our technology and to develop innovative products and product features to meet customer demands. Current engineering projects include: continued research and development and process insertion for our laser processing technologies and continued development of our 1X stepper products. Other research and development efforts are currently focused on performance enhancement and development of new features for existing systems, both for inclusion as a standard component in our systems and to meet special customer order requirements; other efforts include reliability improvement; and manufacturing cost reductions. These research and development efforts are undertaken, principally, by our research, development and engineering organizations and costs are generally expensed as incurred. Other operating groups within Ultratech support our research, development and engineering efforts, and the associated costs are charged to those organizations and expensed as incurred.

We work with many customers to jointly develop technology required to manufacture advanced devices or to lower the customer’s cost of ownership. We also have a worldwide engineering support organization including reticle engineering, photo processing capability and applications support.

We have historically devoted a significant portion of our financial resources to research and development programs and expect to continue to allocate significant resources to these efforts in the future. As of December 31, 2006, we had approximately 84 full-time employees engaged in research, development, and engineering. For 2006, 2005 and 2004, total research, development, and engineering expenses were approximately $26.2 million, $27.0 million and $25.9 million, respectively, and represented 22%, 22% and 24% of our net sales, respectively.

Sales and Service

We market and sell our products in North America, Europe, Japan, Taiwan and the rest of Asia principally through our direct sales organization. We also have service personnel based throughout the United States, Europe, Japan and the rest of Asia.

We believe that as semiconductor and nanotechnology device manufacturers produce increasingly complex devices, they will require an increased level of support. Global support capability as well as product reliability, performance, yield, cost, uptime and mean time between failures are increasingly important factors by which customers evaluate potential suppliers of photolithography equipment. We believe that the strength of our worldwide service and support organization is an important factor in our ability to sell our systems, maintain customer loyalty and reduce the maintenance costs of our systems. In addition, we believe that working with our suppliers and customers is necessary to ensure that our systems are cost effective, technically advanced and designed to satisfy customer requirements.

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

Manufacturing

We perform all of our manufacturing activities (final assembly, system testing and certain subassembly) in clean room environments totaling approximately 25,000 square feet located in San Jose, California. Performing manufacturing operations in California exposes us to a higher risk of natural disasters, including earthquakes. In addition, in the past California has experienced power shortages, which have interrupted our operations. Such shortages could occur in the future and could again interrupt our operations resulting in product shipment delays, increased costs and other problems, any of which could have a material adverse effect on our business, customer relationships and results of operations. We are not insured against natural disasters and power shortages and the occurrence of such an event could have a material adverse impact on our business, financial condition and results of operations.

Our manufacturing activities consist of assembling and testing components and subassemblies, which are then integrated into finished systems. We rely on a limited number of outside suppliers and subcontractors to manufacture certain components and subassemblies. We order one of the most critical components of our technology, the glass for our 1X lenses, from external suppliers. We design the 1X lenses and provide the lens specifications and the glass to other suppliers, who then machine the lens elements. We then assemble and test the optical 1X lenses. We have recorded the critical parameters of each of our optical lenses sold since 1988, and believe that such information enables us to supply lenses to our customers that match the characteristics of our customers’ existing lenses.

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

We maintain a company-wide quality program. Our operations achieved ISO 9001:1994 certification in 1996 and ISO 14001:1996 certification in March 2001. Our ISO 9001 certification was upgraded to the ISO 9001:2000 standard in January 2002. Our ISO 14001 certification was upgraded to the ISO 14001:2004 standard in June 2006. All certifications have been maintained uninterrupted through the date of this report.

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

We have obtained a leadership position in the advanced packaging market. Our primary competition in this market comes from contact aligners offered by companies such as Suss Microtec. Although contact and proximity aligners generally have lower purchase prices than 1X steppers, 1X steppers offer lower operating costs and total cost of ownership in most applications. We believe that most device manufacturers and wafer bump foundries choose 1X steppers due to the yield improvement offered by the use of non-contact lithography. Ushio, a Japanese semiconductor equipment company, has also introduced a 1X refractive stepper for the advanced packaging market. However, we believe 1X refractive steppers do not offer the same productivity and cost saving advantages as our 1X stepper based on the Wynne Dyson optical design. Tamarack has a 1X scanner for wafer bumping applications. We believe that Tamarack’s 1X scanners have higher operating costs as compared to our 1X steppers. In addition to competition from manufacturers of contact and proximity aligners, we also face competition from reduction stepper manufacturers. While reduction steppers are typically more expensive and offer less flexibility in processing thick resists, some device manufacturers may consider this technology option.

Laser Processing

With respect to our laser annealing technologies, marketed under the LSA100 product name, our primary competition comes from companies such as Applied Materials, Inc. and Dainippon Screen Manufacturing Co., LTD. Many of these companies offer products utilizing rapid thermal processing (RTP), which is the current manufacturing technology. RTP does not prevent semiconductor device manufacturers from scaling the lateral dimensions of their transistors to obtain improved performance, but diffusion resulting from the time scales associated with RTP seriously limits the vertical dimension of the junctions. Faster annealing times result in shallower and more abrupt junctions and faster transistors. We believe that RTP manufacturers recognize the need to reduce thermal cycle times and are working toward this goal. Several companies have published papers on annealing tools that incorporate flash lamp anneal (FLA) technology in order to reduce annealing times and increase anneal temperatures. Developers of FLA technology claim to have overcome annealing difficulties at the 65nm node. This technique, which employs xenon flash lamps, has shown improvements over RTP in junction depth and sheet resistance, but we believe FLA suffers from pattern-related non-uniformities and could require additional, costly processes to equalize the reflectivity of different areas within the chip or wafer. Our proprietary laser processing solution has been specifically developed to provide junction annealing on near-instantaneous timescales, while achieving high activation levels. LSA, our first implementation of laser processing, activates dopants in the microsecond-to-millisecond time frame without melting. Our research indicates that, at temperatures just below the melting point of silicon, time durations in the microsecond to millisecond range, are required to achieve full activation, and minimal dopant diffusion.

In July 2000, we licensed certain rights to our then existing laser processing technology, with reservations, to a competing manufacturer of semiconductor equipment. We presently anticipate that this company and others intend to offer laser annealing tools to the semiconductor industry that will compete with our offerings. We believe that Applied Materials is working to introduce a laser based system thatwill suffer cost of ownership disadvantages.

Intellectual Property Rights

Although we attempt to protect our intellectual property rights through patents, copyrights, trade secrets and other measures, we believe that our success will depend more upon the innovation, technological expertise and marketing abilities of our employees. Nevertheless, we have a policy of seeking patents when appropriate on inventions resulting from our ongoing research and development and manufacturing activities. We own 116 United States and foreign patents, which expire on dates ranging from April 2007 to December 2024 and have 87 United States and foreign patent applications pending. We also have various registered trademarks and copyright registrations covering mainly software programs used in the operation of our systems. We also rely upon trade secret protection for our confidential and proprietary information. We may not be able to protect our technology adequately and competitors may be able to develop similar technology independently. Our pending patent applications may not be issued or U.S. or foreign intellectual property laws may not protect our intellectual property rights. In addition, litigation may be necessary to enforce our patents, copyrights or other intellectual property rights, to protect our trade secrets, to determine the validity and scope of the proprietary rights of others or to defend against claims of infringement. Such litigation has resulted in, and in the future could result in, substantial costs and diversion of resources and could have a material adverse effect on our business, financial condition and results of operations, regardless of the outcome of the litigation. Patents issued to us may be challenged, invalidated or circumvented and the rights granted thereunder may not provide competitive advantages to us. Furthermore, others may independently develop similar technology or products, or, if patents are issued to us, design around the patents issued to us. Invalidation of our patents related to those technologies could allow our competitors to more effectively compete against us, which could result in less revenue for us.

On February 29, 2000, we filed lawsuits asserting patent infringement and related claims against Nikon, Canon, and ASML in the U.S. District Court for the Eastern District of Virginia. In April 2000, we reached a settlement with Nikon, and in September 2001, we reached a settlement with Canon. In the patent litigation against ASML, a jury trial was conducted in the U.S. District Court for the Northern District of California during the three-month period ended July 2, 2005. The jury reached a verdict that the patent was infringed, but that the asserted claims of the patent were invalid. We filed a post-trial motion for a new trial and for judgment as a matter of law in our favor. ASML also filed a motion for judgment as a matter of law seeking to invalidate three of the asserted claims for lack of enablement and requested that the court awards costs. On February 13th, 2006, the Court denied our post-trial motions, including the motion for a new trial, and entered judgment in favor of ASML invalidating three claims of the patent for lack of enablement. The Court also awarded ASML approximately $330,000 in costs. We have filed an appeal with the Federal Circuit Court of Appeals, and filed our opening appellate brief on August 30, 2006. Although ASML originally filed a notice of cross-appeal, ASML subsequently withdrew its cross appeal and the Court entered an order to that effect on December 8, 2006. ASML’s opening appellate brief was filed on December 6, 2006, and Ultratech’s reply brief was filed January 12, 2007. We expect the case to be set for oral argument in late Spring 2007.

On July 11, 2003, we filed a lawsuit against a Southern California company asserting infringement of certain claims related to U.S. patent No. 5,621,813 in the U.S. District Court in and for the Northern District of California. On May 17, 2005, the court found the subject patent to be invalid. We appealed this decision. The defendant subsequently brought a motion for reimbursement of its attorneys’ fees and costs in a total asserted amount of approximately $2 million. We opposed this motion, and on October 12, 2005, the District Court denied the defendant’s request for attorneys’ fees in its entirety. The defendant appealed that decision. On November 3, 2005, the defendant filed a notice of appeal with respect to the court’s ruling on its motion for attorneys’ fees. In March 2006, the Federal Circuit court upheld the district court’s ruling that the subject patent is invalid. On August 8, 2006, the Federal Circuit court upheld the District Court’s denial of attorneys’ fees.

In May 2006, the same company filed a state court lawsuit against us for malicious prosecution and abuse of process claiming that attorney’s fees, costs and other damages were due based on the outcome of a federal patent litigation suit brought against it by us. We do not believe this new action has merit, particularly given the denial by the federal court and the subsequent federal appellate court’s affirmation of the order denying the award of any attorney’s fees payable to this company by us in the federal patent litigation. We filed a motion to have the state court complaint dismissed under California’s anti-SLAPP and demurrer statutes. Nonetheless the state court has preliminarily stated that it would deny our motion to dismiss as to the malicious prosecution claim, while granting it as to the abuse of process claim. In such event, we intend to appeal the denial of our motion to dismiss the malicious prosecution claim and otherwise vigorously defend against this action and to seek fees and/or sanctions against this company in relation thereto.

We have from time to time been notified of claims that we may be infringing intellectual property rights possessed by third parties. We believe that the outcome of these matters will not be material to our business, results of operations or financial condition.

Infringement claims by third parties or claims for indemnification resulting from infringement claims may be asserted in the future and such assertions could materially adversely affect our business, financial condition and results of operations, regardless of the outcome of any litigation. With respect to any such future claims, we may seek to obtain a license under the third party’s intellectual property rights. However, a license may not be available on reasonable terms or at all. We could decide, in the alternative, to resort to litigation to challenge such claims. Such challenges could be expensive and time consuming and could materially adversely affect our business, results of operations and financial condition, regardless of the outcome of any litigation.

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

In addition to the business risks associated with dependence on major customers, these significant customer concentrations have in the past resulted in significant concentrations of accounts receivable. These significant and concentrated receivables expose us to additional risks, including the risk of default by one or more customers representing a significant portion of our total receivables. If we were required to record additional accounts receivable reserves, our business, results of operations and financial condition and results of operations would be materially adversely affected.

On a market application basis, sales to the semiconductor industry, primarily for advanced packaging applications, accounted for approximately 94% of system revenue for the year ended December 31, 2006, as compared to 79% and 75% for each of the years ended December 31, 2005 and 2004, respectively. During 2006, 2005 and 2004, approximately 6%, 21% and 25%, respectively, of our systems revenue was derived from sales to nanotechnology manufacturers, including micro systems, thin film head and optical networking device manufacturers. Our future results of operations and financial position would be materially adversely impacted by a downturn in any of these industries, or by loss of market share in any of these industries.

International sales accounted for approximately 64%, 69% and 65% of total net sales for the years 2006, 2005 and 2004, respectively, with Japan representing 26%, 13% and 32% of sales for those same years.

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

Backlog

We schedule production of our systems based upon order backlog, informal customer commitments and general economic forecasts for our targeted markets. We include in our backlog all accepted customer orders for our systems with assigned shipment dates within one year, as well as all orders for service, spare parts and upgrades, in each case, that management believes to be firm. However, all orders are subject to cancellation or rescheduling by the customer with limited or no penalties. Because of changes in system delivery schedules, cancellations of orders and potential delays in system shipments, our backlog at any particular date may not necessarily be representative of actual sales for any succeeding period. As of December 31, 2006, our backlog was approximately $82.7 million, including $0.3 million of products shipped but not yet installed. In 2005, we had backlog of $108.8 million, and all products shipped had been installed and accepted as of December 31, 2005. Cancellation, deferrals or rescheduling of orders by these customers would have a material adverse impact on our future results of operations.

Employees

At December 31, 2006, we had approximately 332 full-time employees, including 84 engaged in research, development, and engineering, 27 in sales and marketing, 110 in customer service and support, 64 in manufacturing and 47 in general administration and finance. We believe our future success depends, in large part, on our ability to attract and retain highly skilled employees. None of our employees are covered by a collective bargaining agreement. We have, however, entered into employment agreements with a limited number of our employees, including our executive officers. We consider our relationships with our employees to be good.

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

Currently, we are devoting significant resources to the development, introduction and commercialization of our laser products as well as our lithography wafer steppers. We intend to continue to develop these products and technologies during 2007, and will continue to incur significant operating expenses in the areas of research, development and engineering, manufacturing and general and administrative costs in order to develop, produce and support these new products. Additionally, gross profit margins and inventory levels may be further adversely impacted in the future by costs associated with the initial production of our laser processing systems and by future generations of our 1X lithography systems. Introduction of new products generally involves higher installation costs and product performance uncertainties that could delay customer acceptance of our systems, resulting in a delay in recognizing revenue associated with those systems and a reduction in gross margins. These costs include, but are not limited to, additional manufacturing overhead, additional inventory write-offs, costs of demonstration systems and facilities, costs associated with the establishment of additional after-sales support organizations. Additionally, operating expenses may increase, relative to sales, as a result of adding additional marketing and administrative personnel, among other costs, to support our new products. If we are unable to achieve significantly increased net sales or if our sales fall below expectations, our operating results will be materially adversely affected.

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

Although we attempt to protect our intellectual property rights through patents, copyrights, trade secrets and other measures, we believe that our success will depend more upon the innovation, technological expertise and marketing abilities of our employees. Nevertheless, we have a policy of seeking patents when appropriate on inventions resulting from our ongoing research and development and manufacturing activities. We own 116 United States and foreign patents, which expire on dates ranging from April 2007 to December 2024 and have 87 United States and foreign patent applications pending. In addition, we have various registered trademarks and copyright registrations covering mainly software programs used in the operation of our systems. We also rely upon trade secret protection for our confidential and proprietary information. We may not be able to protect our technology adequately and competitors may be able to develop similar technology independently. Our pending patent applications may not be issued or U.S. or foreign intellectual property laws may not protect our intellectual property rights. In addition, litigation may be necessary to enforce our patents, copyrights or other intellectual property rights, to protect our trade secrets, to determine the validity and scope of the proprietary rights of others or to defend against claims of infringement. Such litigation has resulted in, and in the future could result in, substantial costs and diversion of resources and could have a material adverse effect on our business, financial condition and results of operations, regardless of the outcome of the litigation. Patents issued to us may be challenged, invalidated or circumvented and the rights granted thereunder may not provide competitive advantages to us. Furthermore, others may independently develop similar technology or products, or, if patents are issued to us, design around the patents issued to us. Invalidation of our patents related to those technologies could allow our competitors to more effectively compete against us, which could result in less revenue for us.

On February 29, 2000, we filed lawsuits asserting patent infringement and related claims against Nikon, Canon, and ASML in the U.S. District Court for the Eastern District of Virginia. In April 2000, we reached a settlement with Nikon, and in September 2001, we reached a settlement with Canon. In the patent litigation against ASML, a jury trial was conducted in the U.S. District Court for the Northern District of California during the three-month period ended July 2, 2005. The jury reached a verdict that the patent was infringed, but that the asserted claims of the patent were invalid. We filed a post-trial motion for a new trial and for judgment as a matter of law in our favor. ASML also filed a motion for judgment as a matter of law seeking to invalidate three of the asserted claims for lack of enablement and requested that the court awards costs. On February 13th, 2006, the Court denied our post-trial motions, including the motion for a new trial, and entered judgment in favor of ASML invalidating three claims of the patent for lack of enablement. The Court also awarded ASML approximately $330,000 in costs. We have filed an appeal with the Federal Circuit court of Appeals, and filed our opening appellate brief on August 30, 2006. Although ASML originally filed a notice of cross-appeal, ASML subsequently withdrew its cross appeal and the Court entered an order to that effect on December 8, 2006. ASML’s opening appellate brief was filed on December 6, 2006, and Ultratech’s reply brief was filed January 12, 2007. We expect the case to be set for oral argument in late Spring 2007.

On July 11, 2003, we filed a lawsuit against a Southern California company asserting infringement of certain claims related to U.S. patent No. 5,621,813 in the U.S. District Court in and for the Northern District of California. On May 17, 2005, the court found the subject patent to be invalid. We appealed this decision. The defendant subsequently brought a motion for reimbursement of its attorneys’ fees and costs in a total asserted amount of approximately $2 million. We opposed this motion, and on October 12, 2005, the District Court denied the defendant’s request for attorneys’ fees in its entirety. The defendant appealed that decision. On November 3, 2005, the defendant filed a notice of appeal with respect to the court’s ruling on its motion for attorneys’ fees. In March 2006, the Federal Circuit court upheld the district court’s ruling that the subject patent is invalid. On August 8, 2006, the Federal Circuit court upheld the District Court’s denial of attorneys’ fees.

In May 2006, the same company filed a state court lawsuit against us for malicious prosecution and abuse of process claiming that attorney’s fees, costs and other damages were due based on the outcome of a federal patent litigation suit brought against it by us. We do not believe this new action has merit, particularly given the denial by the federal court and the subsequent federal appellate court’s affirmation of the order denying the award of any attorney’s fees payable to this company by us in the federal patent litigation. We filed a motion to have the state court complaint dismissed under California’s anti-SLAPP and demurrer statutes. Nonetheless the state court has preliminarily stated that it would deny our motion to dismiss as to the malicious prosecution claim, while granting it as to the abuse of process claim. In such event, we intend to appeal the denial of our motion to dismiss the malicious prosecution claim and otherwise vigorously defend against this action and to seek fees and/or sanctions against this company in relation thereto.

We believe that the outcome of these matters will not be material to our business, financial condition or results of operations.

We have from time to time been notified of claims that we may be infringing intellectual property rights possessed by third parties. We believe that the outcome of these matters will not be material to our business, results of operations or financial condition.

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

With respect to our laser annealing technologies, marketed under the LSA100 product name, the primary competition comes from companies such as Applied Materials, Inc. and Dainippon Screen Manufacturing Co., LTD. Many of these companies offer products utilizing rapid thermal processing, or RTP, which is the current manufacturing technology. RTP does not prevent semiconductor device manufacturers from scaling the lateral dimensions of their transistors to obtain improved performance, but diffusion resulting from the time scales associated with RTP limits the vertical dimension of the junctions. Faster annealing times result in shallower and more abrupt junctions and faster transistors. We believe that RTP manufacturers recognize the need to reduce thermal cycle times and are working toward this goal. In July 2000, we licensed certain rights to our then existing laser processing technology, with reservations, to a competing manufacturer of semiconductor equipment. We presently anticipate that this company will offer laser-annealing tools to the semiconductor industry that will compete with our offerings.

Another potential advanced annealing solution utilizes flash lamp annealing technology, or FLA. Several companies have published papers on annealing tools that incorporate flash lamp technology in order to reduce annealing times and increase anneal temperatures. Developers of FLA technology claim to have overcome annealing difficulties at the 65nm node. This technique, which employs xenon flash lamps, has shown improvements over RTP in junction depth and sheet resistance, but we believe FLA suffers from pattern-related non-uniformities and could require additional, costly processes to equalize the reflectivity of different areas within the chip or wafer. Our proprietary laser processing solution has been specifically developed to provide junction annealing on near-instantaneous time-scales, while achieving high activation levels. Laser spike annealing, the first implementation of laser processing, activates dopants in the microsecond-to-millisecond time frame without melting. Our research indicates that, at temperatures just below the melting point of silicon, time durations in the microsecond to millisecond range, are required to achieve full activation, and minimal dopant diffusion.

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

Historically, we have sold a substantial portion of our systems to a limited number of customers. In 2006, Matsushita and Intel accounted for 12% and 11%, respectively, of our net sales. In 2005, and 2004, Intel Corporation accounted for 13% and 10%, respectively, of our net sales. We expect that sales to a relatively few customers will continue to account for a high percentage of our net sales in the foreseeable future and believe that our financial results depend in significant part upon the success of these major customers and our ability to meet their future capital equipment needs. Although the composition of the group comprising our largest customers may vary from period to period, the loss of a significant customer or any reduction in orders by a significant customer, including reductions due to market, economic or competitive conditions in the semiconductor, semiconductor packaging or nanotechnology industries or in the industries that manufacture products utilizing integrated circuits, thin film heads or other nanotechnology components, would likely have a material adverse effect on our business, financial condition and results of operations. Our ability to maintain or increase our sales in the future depends, in part, on our ability to obtain orders from new customers as well as the financial condition and success of our existing customers, the semiconductor and nanotechnology industries and the economy in general.

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

On a market application basis, sales to the semiconductor industry, primarily for advanced packaging applications, accounted for approximately 94% and 79% of system revenue for the years ended 2006 and 2005, respectively. In 2006 and 2005, approximately 6% and 21%, respectively, of our systems revenue was derived from sales to nanotechnology manufacturers, including micro systems, thin film head and optical device manufacturers. Our future operating results and financial condition would be materially adversely impacted by a downturn in any of these industries, or by loss of market share in any of these industries. A growing portion of our backlog of system orders is comprised of laser spike annealing tools. To date, we have limited customer experience with this technology. Should significant demand not materialize, due to technical, production, market, or other factors, our business, financial position and results of operations would be materially adversely impacted.

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

We may encounter additional technical, manufacturing or other difficulties that could further delay future introductions or volume production of systems or enhancements. Our inability to complete the development or meet the technical specifications of any of our systems or enhancements and related software tools, or our inability to manufacture and ship these systems or enhancements and related  tools in volume and in time to meet the requirements for manufacturing the future generation of semiconductor or nanotechnology devices would materially adversely affect our business, financial condition and results of operations. In addition, we may incur substantial unanticipated costs to ensure the functionality and reliability of our products early in the products’ life cycles. If new products have reliability or quality problems, reduced orders or higher manufacturing costs, delays in customer acceptance, revenue recognition and collecting accounts receivable and additional service and warranty expenses may result. Any of such events may materially adversely affect our business, financial condition and results of operations.

A substantial portion of our sales are outside of the United States, which subjects us to risks related to customer service, installation, foreign economic and political stability, uncertain regulatory and tax rules, and foreign exchange rate fluctuations, all of which make it more difficult to operate our business.

International sales accounted for approximately 64%, 69% and 65% of total net sales for the years 2006, 2005 and 2004, respectively. We anticipate that international sales will continue to account for a significant portion of total net sales. As a result, a significant portion of our net sales will continue to be subject to certain risks, including unexpected changes in regulatory requirements; difficulty in satisfying existing regulatory requirements; exchange rate fluctuations; tariffs and other barriers; political and economic instability; difficulties in accounts receivable collections; natural disasters; difficulties in staffing and managing foreign subsidiary and branch operations; and potentially adverse tax consequences.

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

Our future operating results depend, in significant part, upon the continued contributions of key personnel, many of whom would be difficult to replace. We have entered into employment agreements with only a limited number of our employees, including our Chief Executive Officer and Chief Financial Officer, and our employees are employed “at will.” Some of these agreements contain vesting acceleration and severance payment provisions that could result in significant costs or charges to us should the employee be terminated without cause, die or have a disability. We do not maintain any life insurance on any of our key people. The loss of key personnel could have a material adverse effect on our business, financial condition and results of operations. In addition, our future operating results depend in significant part upon our ability to attract and retain other qualified management, manufacturing, technical, sales and support personnel for our operations. There are only a limited number of persons with the requisite skills to serve in these positions and it may become increasingly difficult for us to hire such personnel over time. At times, competition for such personnel has been intense, particularly in the San Francisco Bay Area where we maintain our headquarters and principal operations, and there can be no assurance that we will be successful in attracting or retaining such personnel. The failure to attract or retain such persons would materially adversely affect our business, financial condition and results of operations.

Changes in financial accounting standards or policies in the past have affected, and in the future may, affect, our reported results of operations.

We prepare our financial statements in conformity with accounting principles generally accepted in the United States, or U.S. GAAP. These principles are subject to interpretation by the Financial Accounting Standards Board (FASB), the American Institute of Certified Public Accountants (AICPA), the Securities and Exchange Commission (SEC) and various bodies formed to interpret and create appropriate accounting policies. A change in those policies can have a significant effect on our reported results and may affect our reporting of transactions which are completed before a change is announced.

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

Our equity incentive plans, certain provisions of our Certificate of Incorporation and Bylaws, and Delaware law may discourage third parties from pursuing a change of control transaction with us.

Certain provisions of our Certificate of Incorporation, equity incentive plans,  licensing agreements, Bylaws and Delaware law may discourage certain transactions involving a change in control of our company. In addition to the foregoing, our classified board of directors, the shareholdings of our officers, directors and persons or entities that may be deemed affiliates and the ability of the Board of Directors to issue “blank check” preferred stock without further stockholder approval could have the effect of delaying, deferring or preventing us from experiencing a change in control and may adversely affect the voting and other rights of holders of our Common Stock.

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

As of March 1, 2007, we had options to purchase approximately 5,685,727 shares of our Common Stock outstanding. Among other determinants, the market price of our stock has a major bearing on the number of shares subject to outstanding stock options that are included in the weighted-average shares used in determining our net income (loss) per share. During periods of extreme volatility, the impact of higher stock prices can have a materially dilutive effect on our net income (loss) per share. Additionally, shares subject to outstanding options are excluded from the calculation of net income (loss) per share when we have a net loss or when the exercise price of the stock option is greater than the average market price of our Common Stock, as the impact of the stock options would be anti-dilutive.

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

If we acquire companies, products, or technologies, we may face risks associated with those acquisitions.

On July 26, 2006 we purchased certain assets of Oraxion, Inc. Oraxion produced inspection equipment for surface metrology and stress analysis for the semiconductor industry. We may not realize the anticipated benefits of any acquisition or investment. We may in the future pursue additional acquisitions of complementary product lines, technologies or businesses. Future acquisitions may result in potentially dilutive issuances of equity securities, the incurrence of debt and contingent liabilities and amortization expenses and impairment charges related to goodwill and other intangible assets, which could materially adversely affect our financial condition and results of operations. In addition, acquisitions involve numerous risks, including difficulties in the assimilation of the operations, technologies, personnel and products of the acquired companies; the diversion of management’s attention from other business concerns; risks of entering markets in which we have limited or no direct experience; and the potential loss of key employees of the acquired company. In the event we acquire product lines, technologies or businesses which do not complement our business, or which otherwise do not enhance our sales or operating results, we may incur substantial write-offs and higher recurring operating costs, which could have a material adverse effect on our business, financial condition and results of operations. In the event that any such acquisition does occur, there can be no assurance as to the effect thereof on our business or operating results.

Our long-term expenses reduction programs may result in an increase in short-term expenses.

In the fourth quarter of 2006, we eliminated approximately 29 full-time positions, 69% in the United States and 31% internationally, and entered into a lease buyout agreement for the operating lease in the United Kingdom facility as part of our long-term expense reduction initiatives. As of December 31, 2006, we have reduced our workforce by 27 personnel in connection with this plan and recorded exit activity charges of approximately $1.9 million related to this plan. We may from time to time undertake additional expense reduction programs or actions, any of which could result in current period charges and expenses that could have a material adverse effect on that period’s operating results.

ITEM 1B.       UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.                PROPERTIES

Ultratech maintains its headquarters and manufacturing operations in San Jose, California in two leased facilities, totaling approximately 177,000 square feet, which contain general administration and finance, marketing and sales, customer service and support, manufacturing and research, development, and engineering. The leases for these facilities expire at various dates from March 2010 to January 2011. We also lease sales and support offices in the United States in East Fishkill, New York and Woburn, Massachusetts under leases expiring in 2007 and 2008, respectively. We maintain offices outside the United States in Taiwan, the Philippines, Japan, Korea, France, and China, with terms expiring between seven months and five years from December 31, 2006. We believe that our existing facilities will be adequate to meet our currently anticipated requirements and that suitable additional or substitute space will be available as needed. In the fourth quarter of 2006, in order to drive company-wide savings, we entered into a lease buyout agreement for the operating lease in the United Kingdom facility and we also exited a Texas facility when the lease expired.

ITEM 3.                LEGAL PROCEEDINGS

On February 29, 2000, we filed lawsuits asserting patent infringement and related claims against Nikon, Canon, and ASML in the U.S. District Court for the Eastern District of Virginia. In April 2000, we reached a settlement with Nikon, and in September 2001, we reached a settlement with Canon. In the patent litigation against ASML, a jury trial was conducted in the U.S. District Court for the Northern District of California during the three-month period ended July 2, 2005. The jury reached a verdict that the patent was infringed, but that the asserted claims of the patent were invalid. We filed a post-trial motion for a new trial and for judgment as a matter of law in our favor. ASML also filed a motion for judgment as a matter of law seeking to invalidate three of the asserted claims for lack of enablement and requested that the court awards costs. On February 13th, 2006, the Court denied our post-trial motions, including the motion for a new trial, and entered judgment in favor of ASML invalidating three claims of the patent for lack of enablement. The Court also awarded ASML approximately $330,000 in costs. We have filed an appeal with the Federal Circuit Court of Appeals, and filed our opening appellate brief on August 30, 2006. Although ASML originally filed a notice of cross-appeal, ASML subsequently withdrew its cross appeal and the Court entered an order to that effect on December 8, 2006. ASML’s opening appellate brief was filed on December 6, 2006, and Ultratech’s reply brief was filed January 12, 2007. We expect the case to be set for oral argument in late Spring 2007.

On July 11, 2003, we filed a lawsuit against a Southern California company asserting infringement of certain claims related to U.S. patent No. 5,621,813 in the U.S. District Court in and for the Northern District of California. On May 17, 2005, the court found the subject patent to be invalid. We appealed this decision. The defendant subsequently brought a motion for reimbursement of its attorneys’ fees and costs in a total asserted amount of approximately $2 million. We opposed this motion, and on October 12, 2005, the District Court denied the defendant’s request for attorneys’ fees in its entirety. The defendant appealed that decision. On November 3, 2005, the defendant filed a notice of appeal with respect to the court’s ruling on its motion for attorneys’ fees. In March 2006, the Federal Circuit court upheld the district court’s ruling that the subject patent is invalid. On August 8, 2006, the Federal Circuit court upheld the District Court’s denial of attorneys’ fees.

In May 2006, the same company filed a state court lawsuit against us for malicious prosecution and abuse of process claiming that attorney’s fees, costs and other damages were due based on the outcome of a federal patent litigation suit brought against it by us. We do not believe this new action has merit, particularly given the denial by the federal court and the subsequent federal appellate court’s affirmation of the order denying the award of any attorney’s fees payable to this company by us in the federal patent litigation. We filed a motion to have the state court complaint dismissed under California’s anti-SLAPP and demurrer statutes. Nonetheless the state court has preliminarily stated that it would deny our motion to dismiss as to the malicious prosecution claim, while granting it as to the abuse of process claim. In such event, we intend to appeal the denial of our motion to dismiss the malicious prosecution claim and otherwise vigorously defend against this action and to seek fees and/or sanctions against this company in relation thereto.

ITEM 4.                SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter ended December 31, 2006.

Executive Officers of the Registrant

As of December 31, 2006, the executive officers of Ultratech, who are appointed by and serve at the discretion of the Board of Directors, were as follows:

Name	Age	Position with the Company
Arthur W. Zafiropoulo	67	Chairman of the Board of Directors, Chief Executive Officer and President
Bruce R. Wright	58	Senior Vice President, Finance, Chief Financial Officer and Secretary

Mr. Zafiropoulo founded Ultratech in September 1992 to acquire certain assets and liabilities of the Ultratech Stepper Division (the “Predecessor”) of General Signal Technology Corporation (“General Signal”) and, since March 1993, has served as Chief Executive Officer and Chairman of the Board. Additionally, Mr. Zafiropoulo served as President of Ultratech from March 1993 to March 1996, from May 1997 until April 1999 and from April 2001 to January 2004. In October 2006, he resumed the responsibilities of President and Chief Operating Officer. Between September 1990 and March 1993, he was President of the Predecessor. From February 1989 to September 1990, Mr. Zafiropoulo was President of General Signal’s Semiconductor Equipment Group International, a semiconductor equipment company. From August 1980 to February 1989, Mr. Zafiropoulo was President and Chief Executive Officer of Drytek, Inc., a plasma dry-etch company that he founded in August 1980, and which was later sold to General Signal in 1986. From July 1987 to September 1989, Mr. Zafiropoulo was also President of Kayex, a semiconductor equipment manufacturer, which was a unit of General Signal. From July 2001 to July 2002, Mr. Zafiropoulo served as Vice Chairman of SEMI (Semiconductor Equipment and Materials International), an international trade association representing the semiconductor, flat panel display equipment and materials industry. From July 2002 to June 2003, Mr. Zafiropoulo served as Chairman of SEMI, and Mr. Zafiropoulo has been on the Board of Directors of SEMI since July 1995.

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

PART II

ITEM 5.                MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our Common Stock is traded on the NASDAQ Global Market under the symbol UTEK. The following table sets forth, for the periods indicated, the range of high and low reported sale prices of our Common Stock

Fiscal 2006—Fiscal Quarter Ended		March 31	June 30	September 30	December 31
Market Price:	High	$25.01	$25.03	$15.96	$15.04
	Low	$15.76	$14.65	$12.75	$10.56

Fiscal 2005—Fiscal Quarter Ended		March 31	June 30	September 30	December 31
Market Price:	High	$19.12	$21.64	$22.93	$17.87
	Low	$13.50	$14.29	$13.57	$13.21

As of March 1, 2007, we had approximately 337 stockholders of record.

Ultratech’s fiscal quarters in 2006 ended on April 1, 2006, July 1, 2006, September 30, 2006 and December 31, 2006, and our fiscal quarters in 2005 ended on April 2, 2005, July 2, 2005, October 1, 2005 and December 31, 2005. For convenience of presentation, our fiscal quarters in each year have been shown as ending on March 31, June 30, September 30, and December 31.

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

We announced on September 19, 2005 that our Board of Directors authorized the repurchase of up to $30.0 million of our common stock in the open market at then prevailing market prices during the period commencing September 19, 2005 through September 30, 2007. During 2006, we repurchased 742,045 shares of our common stock at a total purchase price of $10.8 million. As of December 31, 2006, we had repurchased 1,386,580 shares of our common stock for a total of $20.0 million since the stock repurchase authorization date.

ITEM 6.                SELECTED FINANCIAL DATA

In thousands, except per share data and percentage information	2006(c)	2005	2004	2003(b)	2002(a)
Operations:
Net sales	$119,633	$122,366	$109,892	$100,121	$68,506
Gross profit	46,024	52,047	52,693	46,611	14,850
Gross profit as a percentage of net sales	38%	43%	48%	47%	22%
Operating income (loss)	$(14,371)	$(4,875)	$(2,429)	$2,972	$(36,506)
Income (loss) before income taxes and cumulative effect of a change in accounting principle	$(8,014)	$(522)	$1,069	$6,996	$(30,248)
Pre-tax income (loss) as a percentage of net sales	(6.7)%	(0.4)%	1.0%	7.0%	(44.2)%
Provision (benefit) for income taxes	$954	$699	$445	$(570)	$(4,866)
Income (loss) before cumulative effect of a change in accounting principle	$(8,968)	$(1,221)	$624	$7,566	$(25,382)
Cumulative effect of the adoption of FIN 47	$—	$(1,122)	$—	$—	$—
Net income (loss)	$(8,968)	$(2,343)	$624	$7,566	$(25,382)
Income (loss) before cumulative effect of a change in accounting principle per share—basic	$(0.38)	$(0.05)	$0.03	$0.33	$(1.12)
Cumulative effect of the adoption of FIN 47 per share—basic	$—	$(0.05)	$—	$—	$—
Net income (loss) per share—basic	$(0.38)	$(0.10)	$0.03	$0.33	$(1.12)
Number of shares used in per share computation—basic	23,764	23,964	23,733	23,017	22,586
Income (loss) before cumulative effect of a change in accounting principle per share—diluted	$(0.38)	$(0.05)	$0.03	$0.31	$(1.12)
Cumulative effect of the adoption of FIN 47 per share—diluted		$(0.05)	$—	$—	$—
Net income (loss) per share—diluted	$(0.38)	$(0.10)	$0.03	$0.31	$(1.12)
Number of shares used in per share computation—diluted	23,764	23,964	24,734	24,476	22,586
Balance sheet:
Cash, cash equivalents and short-term investments (Note 8)	$78,090	$141,067	$151,627	$165,902	$157,529
Working capital	104,951	165,181	169,621	170,501	152,160
Total assets	216,050	222,309	230,546	220,748	222,366
Stockholders’ equity	174,108	188,950	193,290	190,739	171,754

Quarterly Data

Unaudited, in thousands, except per share data	1st	2nd	3rd	4th
2006
Net sales	$34,944	$26,043	$33,943	$24,703
Gross profit	13,657	11,811	12,450	8,106
Operating income (loss)	207	(2,884)	(3,568)	(8,126)
Net income (loss)	1,582	(1,176)	(2,568)	(6,806)
Net income (loss) per share—basic	$0.07	$(0.05)	$(0.11)	$(0.29)
Number of shares used in per share computation—basic	23,830	23,927	23,477	23,213
Net income (loss) per share—diluted	$0.06	$(0.05)	$(0.11)	$(0.29)
Number of shares used in per share computation—diluted	25,127	23,927	23,477	23,213
2005
Net sales	$27,962	$28,826	$30,349	$35,229
Gross profit	12,278	11,689	13,014	15,066
Operating income (loss)	(2,855)	(3,340)	(214)	1,534
Income before cumulative effect of change in accounting principle	—	—	—	2,474
Cumulative effect of the adoption of FIN 47	—	—	—	(1,122)
Net income (loss)	(1,896)	(1,994)	195	1,352
Net income (loss) per share—basic:
Income before cumulative effect of change in accounting principle	$(0.08)	$(0.08)	$0.01	$0.10
Cumulative effect of the adoption of FIN 47	$—	$—	$—	$(0.04)
Net Income (loss)	$(0.08)	$(0.08)	$0.01	$0.06
Number of shares used in per share computation—basic	23,877	23,944	24,129	23,905
Net income (loss) per share—diluted:
Income before cumulative effect of change in accounting principle	$(0.08)	$(0.08)	$0.01	$0.10
Cumulative effect of the adoption of FIN 47	$—	$—	$—	$(0.04)
Net Income (loss)	$(0.08)	$(0.08)	$0.01	$0.06
Number of shares used in per share computation—diluted	23,877	23,944	25,067	24,323

(a)           Operating loss in 2002 includes a charge of: $5,305,000 related to cost of inventory write-downs; $1,425,000 related to cost of discontinued products; and $4,090,000 related to restructuring of operations.

(b)          Operating income in 2003, includes the favorable impact of selling inventory and discontinued products previously written down of $1,672,000. Operating income in 2003 also includes the favorable impact of reducing reserves established in prior years for the restructuring of operations of $728,000.

(c)           Operating loss in 2006 includes a charge of  $1,907,000 related to certain exit activities (of which $96,000 relating to the acceleration of restricted stock units and options are included in stock-based compensation expenses) and $1,957,000 of stock-based compensation expenses. Refer to Notes 5 and 11 of our consolidated financial statements herein for further disclosures related to these items.

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

In July 2006, we completed the acquisition of certain assets of Oraxion, Inc., a manufacturer of advanced surface-metrology and stress-analysis equipment for the semiconductor and related industries. As a result of this acquisition, we plan to utilize Oraxion’s CGS-300 wafer inspection/metrology tool in conjunction with our own LSA100 laser spike anneal system used for 65nm and other next-generation devices.

In the fourth quarter of 2006, in order to reduce company-wide expenses, we eliminated approximately 29 full-time positions, 69% in the United States and 31% internationally, and entered into a lease buyout agreement for the operating lease in the United Kingdom facility.  In addition, we plan to take similar actions during the first quarter of 2007. We expect these activities to be substantially completed by March 31, 2007.

Beginning in fiscal 2006, we accounted for stock-based compensation in accordance with SFAS No. 123R (revised 2004), “Share-Based Payment” (“SFAS 123R”) as interpreted by SEC Staff Accounting Bulletin No. 107. As a result of adopting SFAS 123R on January 1, 2006, and excluding the expense related to restricted stock units which would have been included in our Consolidated Statements of Operations under the provisions of APB No. 25, our Consolidated Statements of Operations for the year ended December 31, 2006 changed by $0.9 million as compared to what we would have reported had we continued to account for share-based compensation under APB No. 25.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities at the date of the consolidated financial statements. By their nature, these estimates and judgments are subject to an inherent degree of uncertainty. On an on-going basis, we evaluate our estimates, including those related to inventories, warranty obligations, purchase order commitments, bad debts, income taxes, intangible assets, restructuring liabilities, asset retirement obligations, and contingencies and litigation. Management bases its estimates and judgments on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

Provided all other criteria are met, we recognize revenues on system sales when we have received customer acceptance of the system. In the event that terms of the sale provide for a lapsing customer acceptance period, we recognize revenue upon the expiration of the lapsing acceptance period or customer acceptance, whichever occurs first. In these instances, revenue is recorded only if the product has met product specifications prior to shipment and management deems that no significant uncertainties as to product performance exist.

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

Inventories and Purchase Order Commitments

The semiconductor industry is characterized by rapid technological change, changes in customer requirements and evolving industry standards. We perform a detailed assessment of inventory at each balance sheet date, which includes a review of, among other factors, demand requirements and market conditions. Based on this analysis, we record adjustments, when appropriate, to reflect inventory at lower of cost or market. Although we make every effort to ensure the accuracy of our forecasts of product demand, any significant unanticipated changes in demand, product mix or technological developments would significantly impact the value of our inventory and our reported operating results. In the future, if we find that our estimates are too optimistic and we determine that our inventory needs to be written down, we will be required to recognize such costs in our cost of sales at the time of such determination. For example, if the demand assumption used in our assessment at December 31, 2006 was reduced by 10%, assuming all other assumptions such as product mix are kept the same and that mitigation efforts were not possible, we would have had to write down our inventory and open purchase commitments by $0.2 million. Conversely, if we find our estimates are too pessimistic and we subsequently sell product that has previously been written down, our gross margin in that period will be favorably impacted. During 2002, we recorded a write down of inventory of $6.7 million and subsequently we realized favorable gross margin impacts of  $0.1 million and $1.0 million in 2005 and 2004, respectively, due to sales of inventory that was previously written down. In 2006, we did not sell any previously written down inventory.

Warranty Obligations

We recognize the estimated cost of our product warranties at the time revenue is recognized. Our warranty obligation is affected by product failure rates, material usage rates and the efficiency by which the product failure is corrected. Should actual product failure rates, material usage rates and labor efficiencies differ from our estimates, revisions to the estimated warranty liability would be required which could result in future charges or credits to our gross margins. As may occur with new product introductions, warranty costs in 2006 were higher than anticipated by approximately $1.5 million. We believe our warranty accrual, as of December 31, 2006, will be sufficient to satisfy outstanding obligations as of that date.

Allowance for Bad Debts

We maintain an allowance for estimated losses resulting from the inability of our customers to make required payments. This reserve is established based upon historical trends, current economic conditions, delinquency status based on contractual terms and an analysis of specific exposures. If the financial condition of our customers were to deteriorate, or even a single customer was otherwise unable to make payments, additional allowances may be required. The average selling price of our systems is in excess of $2.5 million. Accordingly, a single customer default could have a material adverse effect on our results of operations. Our bad debt reserve as a percentage of gross accounts receivable increased from 1.2% at December 31, 2004 to 2.9% and 2.5% at December 31, 2005 and 2006 due principally to the impact of bad debt expense associated with a customer bankruptcy filing ($0.3 million) during 2005.

Deferred Income Taxes

We record a valuation allowance to reduce our deferred tax assets to the amount that is more likely than not to be realized. As of December 31, 2006, we had recorded a valuation allowance of $77.7 million against our net deferred tax assets except those in Japan and Taiwan. As of December 31, 2006, we had recorded approximately $0.4 million of net foreign deferred tax assets related to our operations in Japan and Taiwan. Based on projected future pre-tax income in Japan and Taiwan, these assets were not subject to a valuation allowance as it is more likely than not that they will be realized in the future.

Stock-Based Compensation

Beginning in fiscal 2006, we have accounted for stock-based compensation in accordance with SFAS No. 123R (revised 2004), “Share-Based Payment” (“SFAS 123R”) as interpreted by SEC Staff Accounting Bulletin No. 107. Under the fair value recognition provisions of this statement, share-based compensation cost is measured at the grant date based on the value of the award and is recognized as expense over the vesting period. Determining the fair value of share-based awards at the grant date requires judgment, including estimating our stock price volatility, employee stock option exercise behaviors and employee option forfeiture rates. If actual results differ significantly from these estimates, stock-based compensation expense recognized in our results of operations could be materially affected. As stock-based compensation expense recognized in the Consolidated Statement of Operations is based on awards that ultimately are expected to vest, the amount of the expense has been reduced for estimated forfeitures. SFAS 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Forfeitures were estimated based on historical experience. If factors change and we employ different assumptions in the application of SFAS 123R, the compensation expense that we record in future periods may differ significantly from what we have recorded in the current period.

RESULTS OF OPERATIONS

We derive a substantial portion of our total net sales from sales of a relatively small number of newly manufactured systems, which typically range in price from $1.2 million to $5.6 million. As a result of these high sale prices, the timing and recognition of revenue from a single transaction has had and most likely will continue to have a significant impact on our net sales and operating results for any particular period. Our backlog at the beginning of a period typically does not include all of the sales needed to achieve our sales objectives for that period. In addition, orders in backlog are subject to cancellation, shipment or customer acceptance delays, and deferral or rescheduling by a customer with limited or no penalties. Consequently, our net sales and operating results for a period have been and will continue to be dependent upon our obtaining orders for systems to be shipped and accepted in the same period in which the order is received. Our business and financial results for a particular period could be materially adversely affected if an anticipated order for even one system is not received in time to permit shipment and customer acceptance during that period. Furthermore, a substantial portion of our shipments has historically occurred near the end of each quarter. Delays in installation and customer acceptance due, for example, to our inability to successfully demonstrate the agreed-upon specifications or criteria at the customer’s facility, or to the failure of the customer to permit installation of the system in the agreed upon time, may cause net sales in a particular period to fall significantly below our expectations, which may materially adversely affect our operating results for that period. This risk is especially applicable in connection with the introduction and initial sales of a new product line. Additionally, the failure to receive anticipated orders or delays in shipments due, for example, to rescheduling, delays, deferrals or cancellations by customers, additional customer configuration requirements, or to unexpected manufacturing difficulties or delays in deliveries by suppliers due to their long production lead times or otherwise, have caused and may continue to cause net sales in a particular period to fall significantly below our expectations, materially adversely affecting our operating results for that period. In particular, the long manufacturing and acceptance cycles of our advanced packaging family of wafer steppers and laser thermal processing systems and the long lead time for lenses and other materials, could cause shipments and acceptances of such products to be delayed from one quarter to the next, which could materially adversely affect our financial condition and results of operations for a particular quarter.

Additionally, the need for continued expenditures for research and development, capital equipment, ongoing training and worldwide customer service and support, among other factors, will make it difficult for us to reduce our operating expenses in a particular period if we fail to achieve our net sales goals for the period.

Net sales

2006 vs. 2005

(in millions)	2006	2005	Amount of Change	Percentage Change
Sales of:
Systems	$87.9	$93.2	$(5.3)	-6%
Spare parts	17.3	15.2	2.1	14%
Services	14.2	12.5	1.7	13%
Licenses	0.2	1.5	(1.3)	-87%
Total Net Sales	$119.6	$122.4	$(2.9)	-2%

Net sales consist of revenues from system sales, spare parts sales, services and licensing of technologies. For the year ended December 31, 2006, systems revenue accounted for approximately 73% of total net sales, and services, licenses and spare parts accounted for the remaining 27%. System sales decreased 6% to $87.9 million on a system unit volume decrease of 18%. This decrease was partially offset by a 15% increase in the average selling price of systems sold in 2006 compared to 2005. The revenue decrease was due primarily to delivery push-outs in the fourth quarter of 2006, reflecting softer business conditions. The average selling price of systems sold increased from the prior year primarily as a result of a shift in product mix in favor of our new laser processing products and away from our legacy platform products and refurbished units. In 2006, refurbished systems accounted for approximately 9% of units sold as compared to 18% of units sold in 2005. This percentage can fluctuate from year to year and, as refurbished units generally have lower average selling prices than new units, any such fluctuation will impact the weighted average selling price of the systems sold.

On a product market application basis, system sales to the semiconductor industry were $82.7 million for the year ended December 31, 2006, an increase of 13% as compared with system sales of $73.4 million in 2005. This increase was due to a 104% increase in laser thermal processing system sales. These systems typically have significantly higher average selling prices, as compared to our nanotechnology offerings.

System sales to the nanotechnology market were $5.2 million for the year ended December 31, 2006, a decrease of 74% as compared with sales of $19.8 million in 2005. System sales to the nanotechnology market are highly dependent on customer capacity demand in the thin film head industry.

Sales of spare parts in 2006 increased 14%, to $17.3 million, as compared to $15.2 million in 2005. This increase was mainly due to increased spare part usage as the result of system upgrades revenue increase in 2006 as compared to 2005. Revenues from services grew 13% to $14.2 million for the year ended December 31, 2006 as compared with $12.5 million in 2005. The increase in service revenue was primarily due to an increase in service provided as the result of system upgrades and additional service contracts entered into in 2006.

Licensing and licensing support arrangements declined to $0.2 million in 2006 as compared with $1.5 million in 2005. In 2006, we recognized license revenue of $0.2 million. In 2005, we recognized $1.0 million of amortization revenue from prior-period licensing agreements and $0.5 million of revenue from licensing agreements. Future revenues from licensing activities, if any, will be contingent upon existing and future licensing and royalty arrangements, including those, if any, resulting from litigation. We may not be successful in generating licensing revenues and do not anticipate the recognition of significant levels of licensing income in the future.

At December 31, 2006, we had approximately $3.0 million of deferred product and services income resulting from products shipped but not yet installed and accepted, as compared with $2.0 million at December 31, 2005.

For the year ended December 31, 2006, international net sales were $76.6 million, or 64% of total net sales, as compared with $84.9 million, or 69% of total net sales in 2005. We expect sales to international customers to continue to represent a significant majority of our revenues during 2007. Our revenue derived from sales in foreign countries is not generally subject to significant exchange rate fluctuations, principally because sales contracts for our systems are generally denominated in U.S. dollars. In Japan, however, orders are often denominated in Japanese yen. For the year ended December 31, 2006, we recorded system sales in Japan of $27.5 million, of which 25% were denominated in Japanese yen. This subjects us to the risk of currency fluctuations. We attempt to mitigate this risk by entering into foreign currency forward exchange contracts for the period between when an order is received and when it is recorded as revenue. After recording revenue, we use various mechanisms, such as foreign currency forward exchange contracts and natural hedges, to offset substantial portions of the gains or losses associated with our Japanese yen denominated receivables due to exchange rate fluctuations. We had approximately $8.8 million of Japanese yen-denominated receivables at December 31, 2006. International sales expose us to a number of additional risks, including fluctuations in the value of local currencies relative to the U.S. dollar, which impact the relative cost of ownership of our products and, thus, the customer’s willingness to purchase our product. (See “Risk Factors: International Sales”).

Net sales

2005 vs. 2004

(in millions)	2005	2004	Amount of Change	Percentage change
Sales of:
Systems	$93.2	$82.0	$11.2	14%
Spare parts	15.2	11.4	3.8	33%
Services	12.5	12.3	0.2	2%
Licenses	1.5	4.2	(2.7)	-64%
Total Net Sales	$122.4	$109.9	$12.5	11%

System sales increased 14%, to $93.2 million. The average selling price of systems sold increased 29% from the prior year primarily as a result of increased sales to laser thermal processing and advanced packaging customers. The number of systems sold declined by 12% as a result of decreased sales of our 1000 and 100 series products. In 2005, refurbished systems accounted for approximately 18% of units sold as compared to 30% of units sold in 2004. This percentage can fluctuate from year to year and, as refurbished units generally have lower average selling prices than new units, any such fluctuation will impact the weighted average selling price of the systems sold.

On a product market application basis, system sales to the semiconductor industry were $73.4 million for the year ended December 31, 2005, an increase of 19% as compared with system sales of $61.5 million in 2004. This increase was due to an 18% increase in sales to the advanced packaging markets and a 217% increase in laser thermal processing system sales. These systems typically have significantly higher average selling prices, as compared to our nanotechnology offerings. System sales to the nanotechnology market were $19.8 million for the year ended December 31, 2005, a decrease of 3% as compared with sales of $20.5 million in 2004.

Sales of spare parts for 2005 increased 33%, to $15.2 million, as compared to $11.4 million in 2004. This increase was mainly due to more revenue from system upgrades in 2005 as compared to 2004. Revenues from services grew 2% to $12.5 million for the year ended December 31, 2005 as compared with $12.3 million in 2004.

Revenues from licensing and licensing support arrangements declined to $1.5 million, as compared with $4.2 million in 2004, as a result of the completion of the amortization period of prior-period proceeds from licensing agreements. Future revenues from licensing activities, if any, will be contingent upon existing and future licensing and royalty arrangements, including those, if any, resulting from litigation. We may not be successful in generating licensing revenues in the future.

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

Gross profit

2006 vs. 2005

On a comparative basis, gross margins were 38.5% and 42.5% for 2006 and 2005, respectively. The 4.0 percentage point decline in gross margin in 2006 was mainly due to higher unabsorbed manufacturing expenses (2.9 points), higher unabsorbed service expenses (1.8 points) and higher inventory writedowns (0.9 points) partially offset by higher standard margin (1.3 points) due to changes in revenue mix resulting primarily from 5 laser thermal processing systems and 16 AP200/300 systems accepted during 2006 as compared with 3 laser thermal processing systems and 7 AP200/300 systems in 2005. The remaining 0.3 points are due to other miscellaneous charges, each of which individually is insignificant.

Exclusive of licensing revenues, gross margin was 38.4% for 2006 as compared with 41.8% for 2005. We believe disclosure of gross margins without reference to licensing revenues provides additional appropriate disclosure to allow comparison of our product and service gross margins over time because there is little, if any, cost of sales associated with our licensing revenues.

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

Research, development and engineering expenses

2006 vs. 2005

(in millions)	2006	2005	Amount of Change	Percentage change
Research, development and engineering expenses	$26.2	$27.0	$(0.8)	-3%

The decrease in research, development and engineering expenses in 2006, as compared to 2005, was primarily the result of lower spending associated with the development of our laser processing technologies. Given that there is an inherent delay between the time product development activities and expenditures occur and when resultant product revenue is ultimately realized, we expect current year research, development and engineering investments to contribute to revenue in future years. As a percentage of net sales, research, development and engineering expenses for each of the two years ended December 31, 2006 and 2005, respectively, were approximately 22%.

2005 vs. 2004

(in millions)	2005	2004	Amount of Change	Percentage change
Research, development and engineering expenses	$27.0	$25.9	$1.1	4%

The increase in research, development and engineering expenses in 2005, as compared to 2004, was primarily due to increased investments in the development of our laser processing technologies during the first half of 2005. We continued to invest significant resources in the development and enhancement of our laser processing systems and technologies and our 1X products and related technologies. In 2005, we revenued three laser thermal processing systems which was the result of our 2005 research, development and engineering effort.

Amortization of intangible assets

Amortization of intangible assets was $0.0 million, $0.1 million and  $0.4 million for the years ended December 31, 2006, 2005 and 2004, respectively. Intangible assets consist of royalties received from prior-period proceeds from licensing agreements and were fully amortized during the year ended December 31, 2005.

Selling, general and administrative expenses

2006 vs. 2005

(in millions)	2006	2005	Amount of Change	Percentage change
Selling, general and administrative expenses	$34.2	$29.9	$4.3	14%

Selling, general and administrative expenses increased by $4.3 million, or 14%, in 2006, as compared to 2005. The increase was primarily due to increased hiring, marketing and demonstration support marketing costs associated with our laser processing product line ($4.0 million); increased expense reduction actions in the fourth quarter of 2006 ($1.3 million), increased stock based compensation expense (associated with the implementation of SFAS 123R and compensation expenses related to restricted stock units as described in Note 5 ($1.6 million); partially offset by decreased legal costs compared to 2005 ($2.6 million).

2005 vs. 2004

(in millions)	2005	2004	Amount of Change	Percentage change
Selling, general and administrative expenses	$29.9	$28.8	$1.1	4%

Selling, general and administrative expenses increased by $1.1 million, or 4%, in 2005, as compared to 2004. This increase was due to an increase in legal costs, primarily related to our being a plaintiff in two patent infringement lawsuits ($2.1 million), partially offset by decreased selling expenses in North America ($0.5 million) and lower sales commission expenses ($0.5 million).

Interest and other income, net

(in thousands)	2006	2005	2004
Interest income	$6,273	$4,752	$3,624
Other income (expense), net	321	(19)	(12)
Interest and other income, net	$6,594	$4,733	$3,612

Interest income was $6.3 million for the year ended December 31, 2006, as compared with $4.8 million for 2005. The increase in 2006 from 2005 was primarily due to higher interest rates on our investments.

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

Provision for income taxes

For the year ended December 31, 2006, we recorded an income tax expense of $1.0 million, comprised primarily of foreign taxes. The actual expense recorded differs from the federal tax benefit at 35% primarily due to current tax expense in foreign jurisdictions and the fact that no tax benefit is recorded for U.S. losses that are not expected to be realized.

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

In October 2004, the United States enacted The American Jobs Creation Act of 2004 (“the Act”). The Act provides for a three year phase-out of current extraterritorial income tax (“ETI”) benefits and replaces ETI with a phased-in nine percent domestic production activity deduction that will not be fully effective until 2010. We do not currently realize ETI tax benefits. This provision of the Act is not expected to have a material effect on our results of operations or financial position in the near future. The Act also includes a temporary deduction of 85% for certain foreign earnings that are repatriated, as defined in the Act. We did not repatriate any of our foreign earnings during the effective period of this deduction.

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

Cumulative effect of the adoption of FIN 47

In December 2005 we adopted FASB Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations” (“FIN 47”), an interpretation of FASB Statement No. 143, “Asset Retirement Obligations” (“SFAS 143”). FIN 47 clarifies that the term “conditional asset retirement obligation” as used in SFAS 143 refers to a legal obligation to perform an asset retirement activity in which the timing and (or) method of settlement are conditional on a future event that may or may not be within the control of the entity. An entity is required to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably estimated, even if conditional on a future event. As permitted, we recognized the effect of applying FIN 47 as a cumulative effect of a change in accounting principle. Our adoption of FIN 47 in 2005 resulted in an increase in net equipment and leasehold improvements of approximately $1.0 million, recognition of an asset retirement obligation (the “ARO”) liability of $2.1 million, and a cumulative effect of adoption of $1.1 million or $0.05 per share, for the year ended December 31, 2005. The ARO liability is principally for estimable asset retirement obligations related to remediation costs, which we estimate will be incurred upon the expiration of certain operating leases. Refer to Note 17 of our consolidated financial statements herein for further disclosures related to this.

Outlook

The anticipated timing of orders, shipments and customer acceptances usually requires us to fill a number of production slots in any given quarter in order to meet our sales targets. If we are unsuccessful in our efforts to secure those production orders, or if existing production orders are delayed or cancelled, our results of operations will be materially adversely impacted. Accordingly, we may not be able to achieve or maintain our current or prior level of sales. We presently expect that net sales for 2007 will increase 5% to 10% from the level of net sales reported in 2006 of $119.6 million.

Because our net sales are subject to a number of risks, including risks associated with the market acceptance of our new laser processing product line, delays in customer acceptance, intense competition in the capital equipment industry, uncertainty relating to the timing and market acceptance of our products, and the condition of the macro-economy and the semiconductor industry and the other risks described in this report, we may not exceed or maintain our current or prior level of net sales for any period in the future. Additionally, we believe that the market acceptance and volume production of our advanced packaging systems, laser processing systems, and our 1000 series family of wafer steppers are of critical importance to our future financial results. At December 31, 2006, these critical systems represented 86% of our backlog. To the extent that these products do not achieve or maintain significant sales due to difficulties involving manufacturing or engineering, the inability to reduce the current long manufacturing cycles for these products, competition, excess capacity in the semiconductor or nanotechnology device industries, or any other reason, our business, financial condition and results of operations would be materially adversely affected.

We believe we will achieve operating income breakeven for 2007 and that net income per share will be between $0.05 and $0.10. Cash flow for fiscal 2007 is anticipated to be positive.

LIQUIDITY AND CAPITAL RESOURCES

Net cash used in operating activities was $6.4 million for the year ended December 31, 2006, as compared with net cash used in operations of $4.1 million for the comparable period in 2005. Net loss of $9.0 million for the year ended December 31, 2006 included non-cash charges of $7.4 million for depreciation, amortization, and accretion expenses and $2.0 million for stock-based compensation, offset partially by $0.2 million of gains on disposal of equipment and settlement of asset retirement obligations.  Cash used in operations was further impacted by a net change in operating assets and liabilities of $6.5 million. The $6.5 million use of cash from the net change in operating assets and liabilities was primarily a result of an increase in inventories of $12.0 million mainly due to the increase in the number of laser thermal processing evaluation units at our customer sites and inventory build-up in anticipation of increasing production of our laser processing products for the 65-nanometer high performance node that did not materialize in 2006, an increase of prepaid expenses, demonstration inventory, and other assets of $1.3 million, and a decrease in accrued rent of $0.4 million. These uses were partially offset by an increase in accounts payable of $2.0 million, an increase in advanced billings of $1.9 million, an increase in accrued expenses of $1.1 million due primarily to an increase in exit and termination liabilities, a decrease in accounts receivable of $1.1 million, an increase in deferred product and services income of $1.0 million, and a decrease in other liabilities of $0.1 million.

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

During the year ended December 31, 2006, net cash used in investing activities was $0.8 million , attributable to net proceeds of short and long-term investments of $2.5 million and proceeds from the sale of fixed assets of $0.1 million, offset by capital expenditures of $3.3 million. We are planning to incur capital expenditures in 2007 of approximately $3.1 million for equipment and facility improvements driven primarily by our new product introductions.

Net cash used in financing activities was $5.1 million during the year ended December 31, 2006, attributable to stock repurchases of $10.8 million, offset by net proceeds under our notes payable of $2.7 million, and $3.0 million of proceeds received from the issuance of common stock under our employee stock option plans.

At December 31, 2006, we had working capital of $105.0 million. Our principal source of liquidity at December 31, 2006 consisted of $71.1 million in cash, cash equivalents and short-term investments, net of related borrowings under our line of credit and $48.3 million of long-term investments.

In December 2004, we entered into a line of credit agreement with a brokerage firm replacing a similar arrangement that we had with a different firm. Under the terms of this agreement, we may borrow funds at a cost equal to the current Federal funds rate plus 100 basis points (6.25% as of December 31, 2006). Certain of our cash, cash equivalents and short-term investments secure but do not legally restrict borrowings outstanding under this facility. Funds are advanced to us under this facility based on pre-determined advance rates on the cash and securities held by us in this brokerage account. This agreement has no set expiration date and there are no loan covenants. As of December 31, 2006, $7.0 million was outstanding under this facility, with a related collateral requirement of approximately $9.3 million of our cash, cash equivalents and investments. As of December 31, 2005, $4.3 million was outstanding under the facility, with a related collateral requirement of approximately $5.7 million of our cash, cash equivalents and short-term investments.

On September 19, 2005, our Board of Directors authorized the repurchase of up to $30.0 million of our common stock in the open market at then prevailing market prices during the period commencing September 19, 2005 through September 30, 2007. At December 31, 2006, we had repurchased 1,386,580 shares of its common stock at a total purchase price of $20 million. Future repurchases of our common stock could have a significant impact on our cash position.

The following summarizes our contractual obligations at December 31, 2006, and the effect such obligations are expected to have on our liquidity and cash flows in future periods:

(in millions)	Total	Less than 1 year	1-3 years	3-5 years	After 5 years
Notes payable obligations	$7.0	$7.0
Non-cancelable operating lease obligations	16.9	4.6	12.0	0.3
Long-term payables	0.7				0.7
Asset retirement obligations	2.0		1.0	1.0
Open purchase order commitments	34.4	31.9	2.5
Total contractual cash obligations	$61.0	$43.5	$15.5	$1.3	$0.7

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

Off-Balance Sheet Transactions

Our off-balance sheet transactions consist of certain financial guarantees, both expressed and implied, related to indemnification for product liability, patent infringement and latent product defects. Other than liabilities recorded pursuant to known product defects, at December 31, 2006, we did not record a liability associated with these guarantees, as we have little or no history of costs associated with such indemnification requirements. (See Note 16)

Foreign currency

As part of our overall strategy to manage the level of exposure to the risk of foreign currency exchange rate fluctuations, we attempt to hedge most of our Japanese yen denominated foreign currency exposures. We use foreign currency forward contracts to hedge the risk that unremitted Japanese yen denominated receipts from customers for actual or forecasted sales of equipment after receipt of customer orders may be adversely affected by changes in foreign currency exchange rates. We use foreign currency forward exchange contracts and natural hedge positions, to offset substantial portions of the potential gains or losses associated with our Japanese yen denominated assets and liabilities due to exchange rate fluctuations. We enter into foreign currency forward contracts that generally have maturities of nine months or less.

ITEM 7A.        QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest rate risk

Our exposure to market risk due to potential changes in interest rates, relates primarily to our investment portfolio, which consisted primarily of fixed interest rate instruments as of December 31, 2006 and 2005. We maintain an investment policy designed to ensure the safety and preservation of our invested funds by limiting market risk and the risk of default.

Certain of our cash, cash equivalents and investments serve as collateral for a line of credit we maintain with a brokerage firm. The line of credit is used for liquidity purposes, mitigating the need to liquidate investments in order to meet our current operating cash requirements.

The following table presents the hypothetical changes in fair values in the financial instruments held by us at December 31, 2006 that are sensitive to changes in interest rates. These instruments are comprised of cash, cash equivalents and investments. These instruments are held for purposes other than trading. The modeling techniques used measure the change in fair values arising from selected hypothetical changes in interest rates. Assumed market value changes to our portfolio reflects immediate hypothetical parallel shifts in the yield curve of plus or minus 50 basis points (BPS), 100 BPS, and 150 BPS:

Cash equivalents and Available-for-sale Investments,	Valuation of securities given an interest rate decrease of X basis points			No change in interest rate	Valuation of securities given an interest rate increase of X basis points
in thousands:	(150 BPS)	(100 BPS)	(50 BPS)	0 BPS	50 BPS	100 BPS	150 BPS
U.S. Treasury securities and obligations of U.S. government agencies	$83,883	$83,289	$82,703	$82,126	$81,558	$80,999	$80,447
U.S. corporate debt securities	40,788	40,669	40,552	40,438	40,325	40,214	40,105
Total investments	$124,672	$123,958	$123,255	$122,564	$121,883	$121,213	$120,553

During 2006, we did not materially alter our investment objectives or criteria and believe that, although the composition of our portfolio has changed from the preceding year, the portfolio’s sensitivity to changes in interest rates is materially the same.

Credit risk

We mitigate credit default risk by attempting to invest in high credit quality securities and by positioning our portfolio to respond appropriately to a significant reduction in a credit rating of any investment issuer or guarantor. The portfolio includes only marketable securities with active secondary or resale markets to ensure portfolio liquidity and is diversified in accordance with our investment policy. To date, we have not experienced significant liquidity problems with our portfolio. Our largest holding at December 31, 2006, excluding the United States government and its agencies, was $3.9 million.

Foreign exchange risk

The majority of our revenue, expense and capital purchasing activities are transacted in U.S. dollars. However, we do enter into these transactions in other currencies, primarily Japanese Yen. To protect against reductions in value and the volatility of future cash flows caused by changes in currency exchange rates we have established cash flow and balance sheet hedging programs.

We use foreign currency forward contracts to hedge the risk that outstanding Japanese yen denominated receipts from customers for actual or forecasted sales of equipment may be adversely affected by changes in foreign currency exchange rates. Our hedging programs reduce, but do not always entirely eliminate, the impact of currency movements. (See “Derivative instruments and hedging” in Note 4 of Notes to Consolidated Financial Statements for additional disclosures.)

ITEM 8.                FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Selected Financial Data information contained in Item 6 of Part II hereof is hereby incorporated by reference into this Item 8 of Part II of this Form 10-K.

ULTRATECH, INC.
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Consolidated Financial Statements included in Item 8:

CONSOLIDATED BALANCE SHEETS

In thousands, except share and per share amounts	December 31, 2006	December 31, 2005
Assets
Current assets:
Cash and cash equivalents	$23,883	$36,344
Short-term investments	54,207	104,723
Accounts receivable, less allowance for doubtful accounts of $466 in 2006 and $577 in 2005	18,054	19,110
Inventories	40,988	28,969
Prepaid expenses and other current assets	2,181	1,589
Total current assets	139,313	190,735
Long-term investments	48,328	—
Equipment and leasehold improvements, net	20,326	25,117
Demonstration inventory	4,717	3,367
Other assets	3,366	3,090
Total assets	$216,050	$222,309
Liabilities and Stockholders’ Equity
Current liabilities:
Notes payable	$6,974	$4,289
Accounts payable	10,440	8,403
Accrued expenses	10,409	9,270
Deferred product and services income	2,950	1,970
Advance billings	2,713	854
Income taxes payable	876	768
Total current liabilities	34,362	25,554
Accrued rent	2,737	3,157
Other liabilities	4,843	4,648
Commitments and contingencies
Stockholders’ equity:
Preferred Stock, $.001 par value:
2,000,000 shares authorized; none issued	—	—
Common Stock, $.001 par value:
40,000,000 shares authorized; issued and outstanding: 23,218,722 at December 31, 2006 and 23,749,789 at December 31, 2005	25	25
Additional paid-in capital	226,146	221,225
Treasury stock, 1,847,801 shares at December 31, 2006 and 1,107,756 shares at December 31, 2005	(26,670)	(15,904)
Accumulated other comprehensive loss, net	(915)	(886)
Accumulated deficit	(24,478)	(15,510)
Total stockholders’ equity	174,108	188,950
Total liabilities and stockholders’ equity	$216,050	$222,309

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
In thousands, except per share amounts	2006	2005	2004
Net sales
Products	$105,277	$108,377	$93,392
Services	14,156	12,472	12,289
Licenses	200	1,517	4,211
Total net sales	119,633	122,366	109,892
Cost of sales
Cost of products sold	64,256	60,647	48,466
Cost of services	9,353	9,672	8,733
Gross profit	46,024	52,047	52,693
Research, development, and engineering	26,206	26,963	25,936
Amortization of intangible assets	—	95	381
Selling, general, and administrative	34,189	29,864	28,805
Operating loss	(14,371)	(4,875)	(2,429)
Interest expense	(237)	(380)	(114)
Interest and other income, net	6,594	4,733	3,612
Income (loss) before income taxes and cumulative effect of change in accounting principle	(8,014)	(522)	1,069
Provision for income taxes	954	699	445
Income (loss) before cumulative effect of change in accounting principle	$(8,968)	$(1,221)	$624
Cumulative effect of the adoption of FIN 47 “Accounting for Conditional Asset Retirement Obligations”	—	(1,122)	—
Net income (loss)	$(8,968)	$(2,343)	$624
Net income (loss) per share—basic
Income (loss) before cumulative effect of change in accounting principle	$(0.38)	$(0.05)	$0.03
Cumulative effect of the adoption of FIN 47 “Accounting for Conditional Asset Retirement Obligations”	$—	$(0.05)	$—
Net income (loss)	$(0.38)	$(0.10)	$0.03
Number of shares used in per share computations—basic	23,764	23,964	23,733
Net income (loss) per share—diluted
Income (loss) before cumulative effect of change in accounting principle	$(0.38)	$(0.05)	$0.03
Cumulative effect of the adoption of FIN 47 “Accounting for Conditional Asset Retirement Obligations”	$—	$(0.05)	$—
Net income (loss)	$(0.38)	$(0.10)	$0.03
Number of shares used in per share computations—diluted	23,764	23,964	24,734

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
In thousands	2006	2005	2004
Cash flows from operating activities:
Net income (loss)	$(8,968)	$(2,343)	$624
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Cumulative effect of adoption of FIN 47	—	1,122	—
Depreciation	5,846	6,413	6,235
Amortization	1,344	1,118	2,306
Accretion of asset retirement obligations	179	—	—
(Gain)/loss on disposal of equipment and settlement of asset retirement obligations	(217)	1	122
Stock-based compensation	1,957	77	235
Deferred income taxes	(26)	46	269
Changes in operating assets and liabilities:
Accounts receivable	1,056	797	(10,509)
Inventories	(11,955)	(1,127)	(8,805)
Prepaid expenses and other current assets	(593)	574	25
Demonstration inventory	(486)	191	(2,099)
Other assets	(249)	(439)	(740)
Accounts payable	2,037	(5,184)	5,858
Accrued expenses	1,139	1,570	(183)
Deferred license revenue	—	(1,041)	(3,711)
Deferred product and services income	980	726	156
Advance billings	1,859	439	(1,108)
Income taxes payable	108	737	(745)
Accrued rent	(420)	(137)	510
Other liabilities	28	540	1,101
Net cash provided by (used in) operating activities	(6,381)	4,080	(10,459)
Cash flows from investing activities:
Capital expenditures	(3,317)	(8,596)	(9,868)
Proceeds from sale of fixed assets	79	—	—
Investments in securities	(42,155)	(95,994)	(102,513)
Proceeds from sales and maturities of investments	44,612	93,549	137,195
Net cash provided by (used in) investing activities	(781)	(11,041)	24,814
Cash flows from financing activities:
Proceeds from notes payable	62,954	108,929	37,900
Repayment of notes payable	(60,269)	(112,541)	(32,564)
Proceeds from issuance of common stock	2,992	7,511	3,120
Repurchase of common stock	(10,794)	(9,188)	—
Net cash provided by (used in) financing activities	(5,117)	(5,289)	8,456
Net effect of exchange rate changes on cash	(182)	609	25
Net increase (decrease) in cash and cash equivalents	(12,461)	(11,641)	22,836
Cash and cash equivalents at beginning of period	36,344	47,985	25,149
Cash and cash equivalents at end of period	$23,883	$36,344	$47,985
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$201	$312	$94
Income taxes paid (tax refund received)	936	(154)	668
Other non-cash changes:
Systems transferred from (to) inventory to (from) equipment and demonstration inventory	$60	$5,782	$3,522
Systems transferred from (to) equipment to (from) demonstration inventory	—	$952	$1,097
Increase/(decrease) in net equipment and leasehold improvements due to adoption of FIN 47	$(229)	$943	—
Increase/(decrease) in asset retirement obligations resulting from adoption of FIN 47	$(82)	$2,064	—

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Stockholders’ Equity
			Additional		Accumulated Other		Total
	Common Stock		Paid-in	Treasury	Comprehensive	Accumulated	Stockholders’
In thousands	Shares	Amount	Capital	Stock	Income (Loss)	(Deficit)	Equity
Balance at December 31, 2003	23,582	$24	$210,323	$(6,756)	$937	$(13,789)	$190,739
Net issuance of Common Stock under stock option plans and employee stock purchase plan	272	—	3,102	18	—	—	3,120
Stock-based compensation	—	—	235	—	—	—	235
Components of comprehensive income:
Change in net unrealized gains (losses) on:
Available-for-sale investments	—	—	—	—	(1,451)	—	(1,451)
Foreign exchange contracts	—	—	—	—	25	—	25
Net income	—	—	—	—	—	624	624
Total comprehensive loss							(802)
Balance at December 31, 2004	23,854	24	213,660	(6,738)	(489)	(13,167)	193,290
Net issuance of Common Stock under stock option plans	541	1	7,488	22	—	—	7,511
Repurchase of common stock	(645)	—	—	(9,188)	—	—	(9,188)
Stock-based compensation	—	—	77	—	—	—	77
Components of comprehensive loss:
Change in net unrealized gains (losses) on:
Available-for-sale investments	—	—	—	—	(1,006)	—	(1,006)
Foreign exchange contracts	—	—	—	—	609	—	609
Net loss	—	—	—	—	—	(2,343)	(2,343)
Total comprehensive loss							(2,740)
Balance at December 31, 2005	23,750	25	221,225	(15,904)	(886)	(15,510)	188,950
Net issuance of Common Stock under stock option plans	211	—	2,964	28	—	—	2,992
Repurchase of common stock	(742)	—	—	(10,794)	—	—	(10,794)
Stock-based compensation	—	—	1,957	—	—	—	1,957
Components of comprehensive loss:
Change in net unrealized gains (losses) on:
Available-for-sale investments	—	—	—	—	353	—	353
Foreign exchange contracts	—	—	—	—	(182)	—	(182)
Minimum postretirement medical obligation	—	—	—	—	(200)	—	(200)
Net loss	—	—	—	—	—	(8,968)	(8,968)
Total comprehensive loss	—	—	—	—	—	—	(8,997)
Balance at December 31, 2006	23,219	$25	$226,146	$(26,670)	$(915)	$(24,478)	$174,108

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

Major customers

In 2006, Matsushita and Intel accounted  for 12% and 11% of our net sales. In 2005 and 2004, Intel Corporation accounted for 13% and 10% of our net sales. Intel Corporation accounted for 22% of our accounts receivable at December 31, 2006.

Business segments

In evaluating business segments, we give consideration to the Chief Executive Officer’s review of financial information and the organizational structure of our management. Based on this review, we concluded that, at the present time, resources are allocated and other financial decisions are made based on consolidated financial information. Accordingly, we have determined that we operate in one business segment, which is the manufacture and distribution of capital equipment to manufacturers of integrated circuits and nanotechnology components.

Enterprise-wide disclosures

Our products are manufactured in the United States and are sold worldwide. We market our products internationally through domestic and foreign-based sales and service. The following table presents enterprise-wide sales to external customers and long-lived assets by geographic region:

In thousands	2006	2005	2004
Net sales:
United States of America	$43,064	$37,506	$38,152
Japan	31,482	16,081	35,631
Europe	10,698	21,156	4,346
Taiwan	15,936	20,890	13,912
Rest of world	18,453	26,733	17,851
Total	$119,633	$122,366	$109,892
Long-lived assets:
United States of America	$27,598	$30,494	$27,211
Rest of world	811	1,080	1,796
Total	$28,409	$31,574	$29,007

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

Financial instruments that potentially subject Ultratech to concentrations of credit risk consist principally of cash equivalents, short- and long-term investments and trade receivables. These credit risks include the potential inability of an issuer or customer to honor their obligations under the terms of the instrument or the sales agreement. We place our cash equivalents and investments with high credit-quality financial institutions. We invest our excess cash in commercial paper, readily marketable debt instruments and collateralized funds of U.S. and state government entities. We have established guidelines relative to credit ratings, diversification and maturities that seek to maintain safety and liquidity.

A majority of our trade receivables are derived from sales in various geographic areas, principally the U.S., Europe, Japan, Taiwan and the rest of Asia, to large companies within the integrated circuit and nanotechnology industries. We perform ongoing credit evaluations of our customers’ financial condition and require collateral, whenever deemed necessary. We maintain an allowance for uncollectible accounts receivable based upon expected collectibility and estimated returns and allowances. This reserve is established based upon historical trends, current economic conditions, delinquency status based on contractual terms and an analysis of specific exposures. As of December 31, 2006 and 2005, the recorded value of our accounts receivable approximated fair value due to the short-term nature of our accounts receivable.

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

4.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Cash equivalents

Cash equivalents consist of highly liquid investments with an original maturity date at acquisition of three months or less. The carrying value of cash equivalents approximates fair value.

Investments

Management determines the appropriate classification of its investments at the time of purchase and re-evaluates the classification at each balance sheet date. At December 31, 2006 and 2005, all investments and cash equivalents in our portfolio were classified as “available for sale” and are stated at fair value, with the unrealized gains and losses, net of tax, reported in accumulated other comprehensive income (loss), as a separate component of stockholders’ equity. As of December 31, 2006, we classified certain investment securities with remaining maturities of one year or more as long-term investments.

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

Long-lived assets

Equipment and leasehold improvements are stated at cost, less accumulated depreciation and amortization. Equipment is depreciated on a straight-line basis over the estimated useful lives (three to ten years). Leasehold improvements are amortized on a straight-line basis over the life of the related assets or the lease term, whichever is shorter. Depreciation and amortization expense for the year ended 2006 was $7.2 million.

Demonstration inventory is stated at cost, less accumulated amortization. Demonstration inventory is amortized to its estimated net realizable value as a used system over its estimated useful life as a demonstration system, generally three years.

Intangible assets which are carried at cost, less accumulated amortization, are recognized on a straight-line basis over the economic lives of the respective assets, generally five to seven years. Intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the related asset may not be recoverable. As of December 31, 2006 and 2005, all the intangible assets had been fully amortized.  Amortization of intangible assets was $0.1 million and $0.4 million for the years ended December 31, 2005 and 2004, respectively.

We review long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of these assets may not be recoverable. We assess these assets for impairment based on estimated future cash flows from these assets. Other than as noted on Note 11, “Exit Activities”, and Note 17, “Asset Retirement Obligations,” no disposal charges have been recorded during the three years ended December 31, 2006.

Related-Party Transactions

In April 2006, we appointed a new member to our Board of Directors who is also an officer of one of our customers. During 2006, sales to that customer totaled $7.8 million. At December 31, 2006, we had $0.4 million of accounts receivables from that customer.

Derivative Instruments and Hedging

The majority of our revenue, expense and capital purchasing activities are transacted in U.S. dollars. However, we do enter into these transactions in other currencies, primarily Japanese yen.  Our policy is to minimize foreign currency denominated transaction and remeasurement exposures with derivative instruments, mainly forward contracts. The gains and losses on these derivatives are intended to at least partially offset the transaction and remeasurement gains and losses recognized in earnings. We do not enter into foreign exchange forward contracts for speculative purposes. Under Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” (SFAS No. 133) all derivatives are recorded on the balance sheet at fair value. The gains and losses resulting from changes in fair value are accounted for depending on the use of the derivative and whether it is designated and qualifies for hedge accounting.

Cash Flow Hedging

We designate and document as cash flow hedges foreign exchange forward contracts that are used by us to hedge the risk that forecasted revenue may be adversely affected by changes in foreign currency exchange rates. The effective portion of the contracts’ gains or losses is included in accumulated other comprehensive income (loss) (OCI) until the period in which the forecasted sale or purchase being hedged is recognized , at which time the amount in OCI is reclassified to earnings as a component of revenue. To the extent that any of these contracts are not considered to be effective in offsetting the change in the value of the forecasted sales being hedged, the ineffective portion of these contracts is immediately recognized in income as a component of interest and other income, net. For the year ended December 31, 2006 there was no hedge ineffectiveness. We calculate hedge effectiveness at a minimum each fiscal quarter. We measure hedge effectiveness by comparing the cumulative change in the spot rate of the derivative with the cumulative change in the spot rate of the anticipated sales transactions. The maturity of these instruments is generally nine months or less. We record any excluded components of the hedge in interest and other income, net. As of December 31, 2006 the excluded components recorded in earnings were immaterial.

In the event the underlying forecasted transaction does not occur within the designated hedge period or it becomes probable that the forecasted transaction will not occur, the related gains and losses on the cash flow hedge are reclassified from OCI to interest and other income, net on the consolidated statement of operations. In the event it becomes probable that a hedged anticipated transaction will not occur, the gains or losses on the related cash flow hedges will immediately be reclassified from OCI to interest and other income, net.

Balance Sheet Hedging

We manage the foreign currency risk associated with yen denominated assets and liabilities using foreign exchange forward contracts with maturities of less than nine months. The change in fair value of these derivatives is recognized as a component of interest and other income, net and is intended to offset the remeasurement gains and losses associated with the non-functional currency denominated assets and liabilities.

At December 31, 2006 and 2005, we had currency forward contracts for the sale of Japanese yen of $15.0 million and $6.5 million, respectively. We had recorded $0.1 million and $0.3 million of accumulated gains as a component of other comprehensive income (loss) at December 31, 2006 and 2005, respectively. These amounts are expected to be reclassified into earnings within the next twelve months. The fair value of derivatives classified as cash-flow hedges at December 31, 2006 and 2005 was an asset of $0.3 million and an asset of $0.2 million, respectively. The fair value of other derivatives at December 31, 2006 and 2005 was an asset of $0.3 million and $0.0 million, respectively.

Our derivative financial instruments are subject to both credit and market risk. Credit risk is the risk of loss due to failure of a counterparty to perform its obligations in accordance with contractual terms. Market risk is the potential change in an investment’s value caused by fluctuations in interest and currency exchange rates, credit spreads or other variables. We monitor the credit-worthiness of the financial institutions that are counterparties to our derivative financial instruments and do not consider the risks of counterparty nonperformance to be material. Credit and market risks (as a result of an offset by the underlying cash flow being hedged) related to derivative instruments were not considered material at December 31, 2006 and 2005.

Revenue recognition

We recognize revenue when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the seller’s price is fixed or determinable, and collectibility is reasonably assured. We derive revenue from four sources—system sales, spare parts sales, service contracts and license fees.

Provided all other criteria are met, we recognize revenues on system sales when we have received customer acceptance of the system. In the event that terms of the sale provide for a lapsing customer acceptance period, we recognize revenue upon the expiration of the lapsing acceptance period or customer acceptance, whichever occurs first. In these instances, revenue is recorded only if the product has met product specifications prior to shipment and management deems that no significant uncertainties as to product performance exist.

Our transactions frequently include the sale of systems and services under multiple element arrangements. In situations with multiple deliverables, revenue is recognized upon the delivery of the separate elements and when we receive customer acceptance or are otherwise released from our customer acceptance obligations. Consideration from multiple element arrangements is allocated among the separate accounting units based on the residual method under which the revenue is allocated to undelivered elements based on fair value of such undelivered elements and the residual amounts of revenue allocated to delivered elements, provided the delivered elements have value on a stand alone basis, there is objective and reliable evidence of fair value for the undelivered elements, the arrangement does not include a general right of return relative to the delivered item and delivery or performance of the undelivered item(s) is considered probable and substantially in our control. The maximum revenue recognized on a delivered element is limited to the amount that is not contingent upon the delivery of additional items.

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

Deferred Income Taxes

We record a valuation allowance to reduce our net deferred tax assets to the amount that is more likely than not to be realized. Based on the uncertainty of future taxable income, we have presently fully reserved our net deferred tax assets except those in Japan and Taiwan.

Reclassifications

Certain reclassifications have been made to prior year balances to conform to current year’s presentation.

Impact of recently issued accounting standards

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No 87, 88, 106, and 132(R) (“SFAS 158”). SFAS 158 requires plan sponsors of defined benefit pension and other postretirement benefit plans (collectively, “postretirement benefit plans”) to recognize the funded status of their postretirement benefit plans in the statement of financial position, measure the fair value of plan assets and benefit obligations as of the date of the fiscal year-end statement of financial position, and provide additional disclosures. On December 31, 2006, we adopted the recognition and disclosure provisions of SFAS 158. The immaterial effect of adopting SFAS 158 on our financial condition at December 31, 2006 has been included in the accompanying consolidated financial statements. SFAS 158 did not have an effect on our consolidated financial condition at December 31, 2005 or 2004. See Note 13 for further discussion of the effect of adopting SFAS 158 on our consolidated financial statements.

In September 2006, the FASB issued Statement No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 replaces the different definitions of fair value in the accounting literature with a single definition. It defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. SFAS 157 is effective for fair-value measurements already required or permitted by other standards for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. We are currently in the process of determining the impact, if any, of adopting the provisions of SFAS 157 on its results of operations or financial position.

In July 2006, the FASB issued Financial Interpretation Number (FIN) 48, Accounting for Uncertainty in Income Taxes (“FIN 48”) as an interpretation of SFAS No. 109, Accounting for Income Taxes. This Interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS 109 and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. We are currently evaluating the impact of adopting FIN 48 on our financial condition, results of operations and cash flows.

5.   STOCK-BASED COMPENSATION

At December 31, 2006, Ultratech had several stock-based employee compensation plans, which are described more fully in Note 12.

Prior to January 1, 2006, we accounted for our stock plans under the provisions of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB No. 25) and FIN No. 44, Accounting for Certain Transactions Involving Stock Compensation—an Interpretation of APB Opinion No. 25 as permitted by SFAS No. 123, Accounting for Stock-Based Compensation. No stock-based employee compensation was recognized in the Consolidated Statement of Operations under SFAS No. 123 as all options granted under our stock plans had an exercise price equal to the market value of the underlying common stock on the date of grant. We adopted SFAS No. 123 (revised 2004), Share-Based Payment (“SFAS No. 123R”), effective January 1, 2006 using the modified prospective transition method. Under this transition method, stock-based compensation expense recognized during the twelve months ended December 31, 2006 includes: (a) stock options granted prior to, but not yet vested, as of January 1, 2006 based on the grant-date fair value estimated in accordance with the original provisions of SFAS No.123, and (b) stock options and restricted stock units granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123R. Under the modified prospective transition method, results for prior periods have not been restated. In November 2005, the FASB issued FASB Staff Position (“FSP”) No. FAS 123(R)-3, “Transition Election Related to Accounting for Tax Effects of Share-Based Payment Awards” (“FSP 123R-3”). We elected to adopt the alternative transition method provided in the FSP 123R-3 for calculating the tax effects of stock-based compensation pursuant to SFAS No. 123R. The alternative transition method includes simplified methods to establish the beginning balance of the additional paid-in capital pool (“APIC pool”) related to the tax effects of employee stock-based compensation, and to determine the subsequent impact on the APIC pool and Consolidated Statements of Cash Flows of the tax effects of employee stock-based compensation awards that are outstanding upon adoption of SFAS No. 123R.

The following table shows total stock based compensation expense included in the accompanying Consolidated Statement of Operations for the year ended December 31, 2006. There was no tax effect:

In thousands	Year Ended December 31, 2006
Cost of Sales	$140
Research, development, and engineering	264
Selling, general and administrative expenses	1,553
$1,957

As a result of adopting SFAS No. 123R on January 1, 2006, and excluding the expense related to restricted stock units which would have been included in our Consolidated Statements of Operations under the provisions of APB No. 25, our Consolidated Statements of Operations for the year ended December 31, 2006 changed by the following amounts compared to what we would have reported had we continued to account for stock based compensation under APB No. 25:

Impact of adoption of SFAS No. 123R
(In thousands, except per share amounts)	Year Ended December 31, 2006
Loss before income taxes	$(866)
Net loss	$(866)
Net loss per share—basic	$(0.04)
Net loss per share—diluted	$(0.04)

The estimated fair value of our stock-based awards, less expected forfeitures, is amortized over the awards’ vesting period using a single grant approach on a ratable basis for awards granted after the adoption of SFAS No. 123R and using a multiple grant approach on an accelerated basis for awards granted prior to the adoption of SFAS No. 123R.

Prior to the adoption of SFAS No. 123R, we presented all tax benefits of deductions resulting from the exercise of stock options as operating cash flows in the Consolidated Statement of Cash Flows. SFAS No.123R requires cash flows resulting from tax benefits resulting from deductions in excess of the compensation cost recognized for those options (excess tax benefits) to be classified as financing cash flows. During the year ended December 31, 2006, there was no excess tax benefit classified as financing cash flows that would have been classified as operating cash flows if we had not adopted SFAS No. 123R.

The modified prospective transition method of SFAS No. 123R requires the presentation of pro forma information for periods presented prior to the adoption of SFAS No. 123R regarding net income (loss) and net income (loss) per share as if we had accounted for our stock plans under the fair value method of SFAS No. 123. For proforma purposes, fair value of stock options was estimated using the Black-Scholes option valuation model and amortized using a multiple grant approach on an accelerated basis. The fair value of all of our stock-based awards was estimated assuming no expected dividends and using estimates of expected life, volatility and risk-free interest rate at the time of grant. The following table illustrates the effect on net income (loss) and net income (loss) per share if we had accounted for its stock plans under the fair value method of accounting under SFAS No. 123:

	Years Ended December 31,
In thousands, except per share amounts	2005	2004
Net income (loss) as reported	$(2,343)	$624
Deduct: SFAS No. 123 compensation expense, net of tax	$(10,045)	$(25,294)
Pro forma net loss	$(12,388)	$(24,670)
Net income (loss) per share—basic, as reported	$(0.10)	$0.03
Pro forma net loss per share—basic	$(0.52)	$(1.06)
Net income (loss) per share—diluted, as reported	$(0.10)	$0.03
Pro forma net loss per share—diluted	$(0.52)	$(1.06)

Included in the fair value stock-based employee compensation expense above for 2004, was $16.2 million resulting from the acceleration of vesting of options to purchase approximately 2.3 million shares of common stock for all optionees, except for non-employee members of the Board of Directors, whose exercise price, which ranges from $13.36 to $31.38 per share, exceeded the market price of our stock on the respective dates of acceleration, June 25, 2004 and July 19, 2004. We have never repriced stock options, thus, the exercise prices for the stock options accelerated were unchanged. These unvested “underwater” options, in our opinion, represented negligible value in retaining or motivating our employees. We believe, however, that fully vesting these options favorably motivates our employees to continue with our company and to work to increase stockholder value. Further, fully vesting these options also eliminated the need to recognize remaining unrecognized non-cash compensation expense in future periods in the Company’s statement of operations upon the adoption of SFAS 123R. As the exercise price of all the stock options affected was greater than their fair market price on the date of vesting acceleration, there was no impact, under the intrinsic value method of APB 25, on our consolidated statements of operations in 2004.

The fair value of each option award is estimated on the date of grant using the Black-Scholes valuation model and the assumptions noted in the following table. The expected life of options is based on observed historical exercise patterns. Groups of employees that have similar historical exercise patterns have been considered separately for valuation purposes. For fiscal 2006, the expected volatility of stock options is based on a combination of historical and market-based implied volatility of our traded options. Expected volatilities for the year ended December 31, 2005 and 2004 were based solely on the historical volatility of our stock price. The risk free interest rate is based on the implied yield on a U.S. Treasury zero-coupon issue with a remaining term equal to the expected term of the option. The dividend yield reflects that we have not paid any cash dividends since inception and does not intend to pay any cash dividends in the foreseeable future.

We used the following weighted-average assumptions to estimate the fair value of stock options at the date of grant using the Black-Scholes option-pricing model.

	2006	2005	2004
Expected life (in years): stock options	4.8	4.1	2.2
Expected life (in years): Employee Stock Purchase Plan	N/A	N/A	0.50
Risk-free interest rate	4.93%	3.90%	2.54%
Volatility factor	0.55	0.51	0.60
Dividend yield	0%	0%	0%

The 2004 information in the table above reflects the termination of our Employee Stock Purchase Plan in July 2004 and the impact of the acceleration of vesting of underwater stock options discussed previously. The weighted average fair value of purchase rights granted under our Employee Stock Purchase Plan during 2004 was $8.21.

The weighted-average fair value per share of stock options granted during 2006, 2005 and 2004 was $7.85, $7.13 and $5.90, respectively.

6.   BASIC AND DILUTED NET INCOME (LOSS) PER SHARE

The following sets forth the computation of basic and diluted net income (loss) per share:

	Years Ended December 31,
In thousands, except per share amounts	2006	2005	2004
Numerator:
Income (loss) before cumulative effect of change in accounting principle	$(8,968)	$(1,221)	$624
Cumulative effect of the adoption of FIN 47	—	(1,122)	—
Net income (loss)	$(8,968)	$(2,343)	$624
Denominator:
Denominator for net income (loss) per share—basic	23,764	23,964	23,733
Effect of dilutive Employee Stock Options	—	—	1,001
Denominator for net income (loss) per share—diluted	23,764	23,964	24,734
Net income (loss) per share—basic
Income (loss) before cumulative effect of change in accounting principle	$(0.38)	$(0.05)	$0.03
Cumulative effect of the adoption of FIN 47	—	$(0.05)	$—
Net income (loss)	$(0.38)	$(0.10)	$0.03
Net income (loss) per share—diluted
Income (loss) before cumulative effect of change in accounting principle	$(0.38)	$(0.05)	$0.03
Cumulative effect of the adoption of FIN 47	$—	$(0.05)	$—
Net income (loss)	$(0.38)	$(0.10)	$0.03

For the year ended December 31, 2006, options to purchase 6,107,636 shares of Common Stock at an average exercise price of $17.68 were excluded from the computation of diluted net loss per share as the effect would have been anti-dilutive. This compares to the exclusion of 6,443,948 options at an average exercise price of $17.71 for the year ended December 31, 2005 and 2,245,000 options at an average exercise price of $25.25 for the year ended December 31, 2004. Options are anti-dilutive when we have a net loss or when the exercise price of the stock option is greater than the average market price of our Common Stock.

7.   ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

Comprehensive income (loss), as presented on the Consolidated Statements of Stockholder’s Equity, includes net income (loss) and other comprehensive income (loss). Accumulated other comprehensive income (loss) is comprised of the following items, net of tax:

	December 31,
In thousands:	2006	2005
Unrealized gains (losses) on:
Available-for-sale investments	$(847)	$(1,200)
Foreign exchange contracts	132	314
Change in minimum postretirement medical obligation	(200)	—
Accumulated other comprehensive loss at end of year	$(915)	$(886)

The amount of gain (loss) on foreign exchange contracts reclassified to earnings was ($34,000), ($247,000) and ($655,000) in 2006, 2005 and 2004, respectively. The amount of loss on available-for-sale investments reclassified to earnings was immaterial in each year of the three-year period ended December 31, 2006.

As discussed in Note 4, we adopted SFAS No. 158 as of December 31, 2006. SFAS No. 158 requires that we recognize on a prospective basis the funded status of our defined benefit pension and other postretirement benefit plans on the consolidated balance sheet and recognize as a component of accumulated other comprehensive income (loss), net of tax, the gains or losses and prior service costs or credits that arise during the period but are not recognized as components of net periodic benefit cost. Additional minimum postretirement benefit liabilities of $200,000 was recorded at December 31, 2006 upon adoption of the new standard. This $200,000 is the net sum of unrecognized prior service cost of $210,000 and an unrecognized net gain of $10,000. Our postretirement benefits are further described in Note 13.

8.   INVESTMENTS

We classified all of our investments as “available for sale” as of December 31, 2006 and 2005. Accordingly, we state our investments at estimated fair value. Fair values are determined based on quoted market prices or pricing models using current market rates. We deem all investments to be available to meet current working capital requirements. As of December 31, 2006, based upon recent operating results and expectations of future operating income, we classified certain investment securities with remaining maturities of one year or more as long-term investments.

The following is a summary of our investments:

	December 31, 2006				December 31, 2005
Cash equivalents and Available-	Amortized	Accumulated Other Comprehensive		Estimated	Amortized	Accumulated Other Comprehensive		Estimated
for-sale Investments, in thousands:	Cost	Gains	Losses	Fair Value	Cost	Gains	Losses	Fair Value
U.S. Treasury securities and obligations of U.S. government agencies	$82,804	$2	$679	$82,126	$70,831	$—	$839	$69,992
U.S. corporate debt securities	40,607	3	172	40,438	68,175	6	367	67,814
	$123,411	$4	$851	$122,564	$139,006	$6	$1,206	$137,806

The following is a reconciliation of our investments to the balance sheet classifications at December 31:

In thousands	2006	2005
Cash equivalents	$20,029	$33,083
Short-term investments	54,207	104,723
Long-term investments	48,328	—
Investments, at estimated fair value	$122,564	$137,806

Gross realized gains and losses on sales of investments were not material in each of the three-years ended December 31, 2006.

The gross amortized cost and estimated fair value of our investments at December 31, 2006, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because the issuers of the securities may have the right to prepay obligations without prepayment penalties.

In thousands	Gross Amortized Cost	Fair Value
Due in one year or less	$44,764	$44,745
Due after one year through five years	78,647	77,819
	$123,411	$122,564

The following table provides the breakdown of the cash equivalents and investments with unrealized losses at December 31, 2006:

	In Loss Position for Less Than 12 Months		In Loss Position for More Than 12 Months		Total
Investments, in thousands	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
U.S. Treasury securities and obligations of U.S. government agencies	$20,884	$32	$51,089	$647	$71,973	$679
U.S. corporate debt securities	—	—	12,374	172	12,374	172
	$20,884	$32	$63,464	$819	$84,347	$851

The following table provides the breakdown of the cash equivalents and investments with unrealized losses at December 31, 2005:

	In Loss Position for Less Than 12 Months		In Loss Position for More Than 12 Months		Total
Short-term investments, in thousands	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
U.S. Treasury securities and obligations of U.S. government agencies	$55,648	$678	$14,344	$161	$69,992	$839
U.S. corporate debt securities	15,443	179	15,914	188	31,357	367
	$71,091	$857	$30,258	$349	$101,349	$1,206

We review our investment portfolio monthly to identify and evaluate investments that have indications of possible impairment. Factors considered in determining whether a loss is temporary include credit quality and our ability and intent to hold the investment for a period of time sufficient to allow for any anticipated recovery in market value. If the credit quality of the investment does not meet the credit quality requirements of our investment policy, we will also consider additional factors such as the length of time and extent to which fair value has been less than the cost basis and the financial condition and near-

term prospects of the investee. The gross unrealized losses associated with our cash equivalents and  investments were primarily caused by an increase in interest rates during 2006. We have determined that the gross unrealized losses on our cash equivalents and short-term investments at December 31, 2006 are temporary in nature because each investment meets the credit quality requirements of our investment policy and because we have the ability and intent to hold these investments until they recover their unrealized losses, or until maturity.

9.   BALANCE SHEET DETAIL

	December 31,
In thousands	2006	2005
Inventories:
Raw materials	$18,067	$10,873
Work-in-process	9,952	8,322
Finished products	12,969	9,774
Total	$40,988	$28,969
Equipment and leasehold improvements, net:
Machinery and equipment	$41,011	$45,421
Leasehold Improvements	8,106	8,591
Office equipment and furniture	14,382	14,543
	$63,499	$68,555
Accumulated depreciation and amortization	(43,173)	(43,438)
Total	$20,326	$25,117
Accrued expenses:
Salaries and benefits	$3,632	$3,723
Warranty accrual	2,264	2,397
Accrued taxes-other	2,076	1,542
Reserve for losses on purchase order commitments	623	406
Other	1,814	1,202
Total	$10,409	$9,270
Other Liabilities:
Deferred compensation	$2,165	$1,932
Asset retirement obligations	1,982	2,064
Postretirement medical obligation	701	475
Other	(5)	177
	$4,843	$4,648

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

Changes in our product liability are as follows:

	December 31,
In thousands	2006	2005
Balance, beginning of the period	$2,397	$2,013
Warranties issued during the period	3,416	3,444
Settlements during the period	(5,028)	(3,519)
Changes in liability for pre-existing warranties during the period, including expirations	1,479	459
Balance, end of the period	$2,264	$2,397

As may occur with new product introductions, warranty costs in 2006 were higher than anticipated by approximately $1.5 million.

Deferred Service Income

We sell service contracts for which revenue is deferred and recognized ratably over the contract period, for time based service contracts, or as service hours are delivered, for contracts based on a purchased quantity of hours. Changes in our deferred service revenue are as follows:

	December 31,
In thousands	2006	2005
Balance, beginning of the period	$1,970	$1,332
Service contracts sold during the period	10,673	9,124
Service contract revenue recognized during the period	(10,199)	(8,486)
Balance, end of the period	$2,444	$1,970

10.   NOTES PAYABLE

In December 2004, we entered into a line of credit agreement with a brokerage firm. Under the terms of this agreement, we may borrow funds at a cost equal to the current Federal funds rate plus 100 basis points (6.25% as of December 31, 2006). Certain of our cash, cash equivalents and short-term investments secure borrowings outstanding under this facility. Funds are advanced to us under this facility based on pre-determined advance rates on the cash and securities held by us in this brokerage account. This agreement has no set expiration date and there are no loan covenants, other than the aforementioned collateral requirement which does not legally restrict the cash and securities. As of December 31, 2006, $7.0 million was outstanding under this facility, with a related collateral requirement of approximately $9.3 million of our cash, cash equivalents and short-term investments. As of December 31, 2005, $4.3 million was outstanding under a similar facility, with a related collateral requirement of approximately $5.7 million of our cash, cash equivalents and short-term investments.

11.   EXIT ACTIVITIES

In the fourth quarter of 2006, in order to reduce company-wide expenses, we eliminated approximately 29 full-time positions, 69% in the United States and 31% internationally, and entered into a lease buyout agreement for our operating lease in the United Kingdom. As of December 31, 2006, we had reduced our workforce by 27 personnel in connection with this plan. We recorded the exit activity charges pursuant to the provisions of FASB Statement No. 146, Accounting for Costs Associated with Exit or Disposal Activities, (“SFAS 146”). In the fourth quarter of 2006, we recorded the charges of approximately $1.9 million related this plan, consisting of $1.6 million of severance and benefits charges and $0.3 million of facility lease termination costs. The $1.9 million of charges in the fourth quarter of 2006 was recorded to Cost of sales, Research, development, and engineering, and Selling, general and administrative expenses, in the Consolidated Statement of Operations in the amounts of $0.5 million, $0.1 million, and $1.3 million, respectively. We paid exit costs of $0.9 million during 2006. At December 31, 2006, there was a remaining accrual balance of $1.0 million related to severance and benefit payments to be paid until the first quarter of 2008. In addition, we plan to take similar actions during the first quarter of 2007. We expect these activities to be substantially completed by March 31, 2007.

12.   STOCKHOLDERS’ EQUITY

1993 Stock Option Plan/Stock Issuance Plan

Under Ultratech’s 1993 Stock Option Plan/Stock Issuance Plan, as amended and restated as of January 30, 2006,  officers and other key employees,  non-employee Board members and consultants may receive equity incentive awards in the form of stock options to purchase shares of Common Stock at no less than 100% of fair value at the grant date or restricted stock or restricted stock units. Options historically have vested in equal monthly installments over a fifty-month period, with a minimum vesting period of twelve months from the grant date, and generally expire ten years from the date of grant or upon the expiration of a limited period following any earlier termination of employment. In 2005 and 2004, certain options were granted with no vesting requirements, and others were granted with non-standard vesting periods that provided full vesting as of December 31, 2005 and or as of December 31, 2004 for grants made in that calendar year. Some of these option grants imposed sale and transfer restrictions on the shares purchasable under those grants. Those restrictions  would terminate either on designated dates or the attainment of specified performance targets. The plan was amended on January 30, 2006 to allow the issuance of shares pursuant to restricted stock unit awards, and  during  fiscal year 2006, restricted stock unit awards were made which generally vest in equal annual installments over a three-year period measured from the award date but which defer the issuance of the vested shares until the end of the vesting period, subject to earlier issuance upon termination of employment under certain circumstances or a change in control. Awards under the plan may be subject to accelerated vesting under certain circumstances should a change in control occur. The plan terminates on the earlier of February 28, 2011 or the date on which all shares available for issuance under the plan have been issued. The plan contained an automatic share increase feature pursuant to which the share reserve automatically increased on the first trading day in January of each calendar year, through 2006, by an amount equal to four percent (4%) of the total number of shares of Common Stock outstanding on the last trading day in December of the immediately preceding calendar year, but in no event would such annual increase exceed 1.7 million shares, subject to adjustment in the event of certain changes to our capital structure. Under the plan, approximately 1,032,000, 131,000, and 56,000 options and awards were available for issuance at December 31, 2006, 2005 and 2004, respectively.

1998 Supplemental Stock Option/Stock Issuance Plan

Under our 1998 Supplemental Stock Option/Stock Issuance Plan, as amended, eligible  employees (other than executive officers and employees holding the title of Vice President or General Manager) may receive options to purchase shares of Common Stock at not less than 100%  of fair value on the grant date. These options generally vest in equal monthly installments over a fifty-month  period, with a minimum vesting period of twelve months from grant date, and generally expire ten years from date of grant, subject to earlier termination following the optionee’s cessation of employee status. Direct stock issuances may also be made under the plan, subject to similar vesting provisions. Awards under the plan may be subject to accelerated vesting under certain circumstances should a change in control occur. The plan will terminate on the earlier of October 19, 2008, or the date on which all shares available for issuance under the plan have been issued. Under the plan, approximately 73,000, 43,000, and 16,000 options were available for issuance at December 31, 2006, 2005 and 2004, respectively.

A summary of our stock option activity as of December 31, 2006, and related information follows:

	Options	Weighted-Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value as of December 31, 2006
Outstanding at January 1, 2006	6,443,948	$17.71
Granted	153,000	$15.13
Exercised	(206,478)	$14.37
Forfeitures and cancellations	(282,834)	$19.40
Outstanding at December 31, 2006	6,107,636	$17.68	6.11	$714,420
Vested and expected to vest at December 31, 2006	6,089,857	$17.69	6.10	$712,404
Exercisable at December 31, 2006	5,865,843	$17.85	6.02	$608,068

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between our closing stock price on the last trading day of fiscal 2006 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on December 31, 2006. This amount changes based on the fair market value of our stock. Total intrinsic value of options exercised in fiscal 2006 was $1.3 million. Total fair value of shares vested  in fiscal 2006 was $1.0 million.

A summary of our option activity for the prior years follows:

	2005		2004
		Weighted-Average		Weighted-Average
	Options	Exercise Price	Options	Exercise Price

Outstanding at January 1	6,128,142	$18.22	5,200,824	$17.11
Granted	1,388,500	$16.17	1,213,500	$22.32
Exercised	(539,286)	$13.86	(120,390)	$13.62
Forfeitures and cancellations	(533,408)	$23.41	(165,792)	$16.98
Outstanding at December 31	6,443,948	$17.71	6,128,142	$18.22

At December 31, 2006, options outstanding were as follows:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Options	Weighted-Average Remaining Contractual Life (Years)	Weighted-Average Exercise Price	Options	Weighted-Average Exercise Price
$ 8.4100 - $13.6700	1,154,301	5.28	$12.28	987,608	$12.28
$13.7800 - $14.1200	1,213,649	6.07	$14.01	1,200,549	$14.01
$14.2500 - $16.0100	1,103,318	6.99	$15.22	1,065,818	$15.23
$16.1600 - $21.4500	1,026,368	6.44	$18.33	1,001,868	$18.27
$21.8300 - $27.8200	1,049,900	5.61	$23.43	1,049,900	$23.43
$28.7500 - $31.3750	560,100	6.46	$29.67	560,100	$29.67
$ 8.4100 - $31.3750	6,107,636	6.11	$17.68	5,865,843	$17.85

As of December 31, 2006, $1.3 million of total unrecognized compensation cost related to stock options is expected to be recognized over a weighted-average period of 0.96 years.

Cash received from option exercises in fiscal 2006 was $3.0 million.

A summary of our restricted stock unit activity as of December 31, 2006, and related information follows:

		Weighted-Average
		Grant Date
	Shares	Fair Value
Nonvested stock at January 1, 2006	—	$0.00
Granted	167,500	$19.20
Vested	(53,694)	$19.20
Forfeited	(20,125)	$19.20
Nonvested stock at December 31, 2006	93,681	$19.20

As of December 31, 2006, $2.1 million of total unrecognized compensation cost related to nonvested stock is expected to be recognized over a weighted-average period of 1.49 years.

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

Treasury Stock

On September 19, 2005, our Board of Directors authorized the repurchase of up to $30.0 million of its common stock in the open market at the then prevailing market prices during the period commencing September 19, 2005 through September 30, 2007. We had repurchased 1,386,580 and 644,535 shares of our common stock for a total of $20.0 million and $9.2 million as of December 31, 2006 and 2005, respectively.

Shareholder Rights Plan

Our Shareholder Rights Plan provided that Preferred Share Purchase Rights were attached at the rate of one Right on each outstanding share of our Common Stock held by stockholders. These rights expired on February 9, 2007.

13.   EMPLOYEE BENEFIT PLANS

Employee bonus plans

We currently sponsor a profit sharing plan and an executive incentive bonus plan that distribute employee awards based on the achievement of predetermined targets. We did not recognize expense under these various employee bonus plans in 2006, 2005 or 2004.

Employee savings and retirement plans

Ultratech sponsors a 401(k) employee salary deferral plan that allows voluntary contributions by all full-time employees of from 1% to 20% of their pretax earnings. During the three years ended December 31, 2006, our contributions made to this plan were $0.5 million, $0.4 million, and $0.0 million, respectively. Our contributions generally become 20 percent vested at the end of an employee’s first year of service from the date of hire with us, and vest 20 percent per year of service thereafter until they become fully vested at the end of five years of service. We also sponsor an executive non-qualified deferred compensation plan (the “Plan”) that allows qualifying executives to defer current cash compensation. At December 31, 2006, Plan assets, representing the cash surrender value of life insurance policies held by us, and liabilities were approximately $2.1 million and $2.2 million, respectively, and are included in our consolidated balance sheets under the captions “other assets” and “other liabilities.” In conjunction with this Plan, we recognized $0.1 million of expense for each of the three years ended December 31, 2006, 2005 and 2004, respectively.

Postretirement benefits

We have committed to providing lifetime post-retirement medical and dental benefits to the Chief Executive Officer and Chief Financial Officer and their spouses, commencing after retirement. These medical and dental benefits are similar to the benefits provided to all full-time employees while employed by us, except that we are paying the entire cost of these benefits. The Chief Financial Officer and his spouse were included in the plan for the first time this year.

On December 31, 2006, we adopted the recognition and disclosure provisions of FASB Statement No. 158, which required us to recognize the funded status (i.e., the difference between the fair value of plan assets and the projected benefit obligations) of our postretirement benefits plans in the December 31, 2006 statement of financial position, with a corresponding adjustment to accumulated other comprehensive income, net of tax. The adjustment to accumulated other comprehensive income at adoption represents the net unrecognized actuarial losses and unrecognized prior service costs, all of which were previously netted against the plans’ funded statuses in our statement of financial position pursuant to the provisions of FASB Statement No. 87. These amounts will be subsequently recognized as net periodic benefit cost pursuant to our historical accounting policy for amortizing such amounts. Further, actuarial gains and losses that arise in subsequent periods and are not recognized as net periodic benefit cost in the same periods will be recognized as a component of other comprehensive income. Those amounts will be subsequently recognized as a component of net periodic benefit cost on the same basis as the amounts recognized in accumulated other comprehensive income at adoption of FASB Statement No. 158.

The adoption of FASB Statement No. 158 did not affect our consolidated statement of operations for the year ended December 31, 2006. The incremental effects of adopting the provisions of FASB Statement No. 158 on our statement of financial position at December 31, 2006 are presented in the following table:

	At December 31, 2006
	Prior to	Effect of	As Reported
	Adopting	Adopting	At December
In thousands	SFAS No. 158	SFAS No. 158	31, 2006
Accrued benefit liability	$501	$200	$701
Deferred income taxes	—	—	—
Accumulated other comprehensive income	—	200	200

Included in accumulated other comprehensive income at December 31, 2006 are unrecognized prior service costs of $210,000 and unrecognized actuarial losses of ($10,000). The prior service cost and actuarial loss included in accumulated other comprehensive income and expected to be recognized in net periodic benefit cost during the fiscal year ended December 31, 2007 is $30,000 and $0, respectively.

The reconciliation of the beginning and ending balance of the accumulated postretirement benefit obligation and the fair value of plan assets for the year ended December 31, 2006 and 2005 is as follows:

In thousands	December 31, 2006	December 31, 2005
Benefit obligation at beginning of year	$475	$475
Interest cost	39	26
Additions	240	—
Actuarial loss/(gain)	(53)	(26)
Benefit obligation at end of year	$701	$475
Fair value of plan assets at end of year	—	—
Funded status at end of year	$(701)	$(475)

Amounts recognized in the statement of financial position consist of:

In thousands	December 31, 2006	December 31, 2005
Noncurrent assets	$—	$—
Current liabilities	—	—
Noncurrent liabilities	(701)	(475)
	$(701)	$(475)

Weighted-average discount rates as of December 31, 2006 were 5.80% for the Chief Executive Officer’s plan and 5.90% for the Chief Financial Officer’s plan. The weighted-average discount rate as of December 31, 2005 and 2004 for the Chief Executive Officer’s plan was 5.50% and 4.50%, respectively.

For measurement purposes, a 14% annual rate of increase in the per capita cost of covered health care benefits was assumed for 2007, and 13% for 2008. The rate was assumed to decrease gradually to 6% for 2015 and remain at that level thereafter.

Components of Net Periodic Benefit Cost and Other Amounts Recognized in Other Comprehensive Income are as follows:

In thousands	December 31, 2006	December 31, 2005
Interest cost	$40	$26
Amortization of prior service cost	30	—
Amortization of net (gain) loss	(43)	(26)
Net periodic benefit cost	$27	$—

Other changes in plan assets and benefit obligations recognized in other comprehensive income are as follows:

In thousands	December 31, 2006	December 31, 2005
Net loss (gain)	$(10)	$—
Prior service cost	240	—
Amortization of prior service cost	(30)	—
Total recognized in other comprehensive income	$200	$—
Total recognized in net periodic benefit cost	$227	$—
and other comprehensive income

The expected benefit payments in the next 10 years are as follows:

In thousands
2007	$—
2008	20
2009	22
2010	24
2011	26
2012-2016	231
$323

Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plan. A one-percentage-point change in assumed health care cost trend rates would have the following effects:

	At December 31, 2006
	1-Percentage-	1-Percentage-
In thousands	Point Increase	Point Decrease
Effect on total of service and interest cost components	$7	$(6)
Effect on postretirement benefit obligation	105	(87)

14.   INCOME TAXES

The domestic and foreign components of income (loss) before income taxes and cumulative adjustments are as follows:

	Years Ended December 31,
In thousands	2006	2005	2004
Domestic	$(10,941)	$(480)	$(1,055)
Foreign	2,927	(42)	2,124
Income (loss) before income taxes	$(8,014)	$(522)	$1,069

The components of the provision (benefit) for income taxes were as follows:

	Years Ended December 31,
In thousands	2006	2005	2004
Federal:
Current	$—	$—	$—
Deferred	—	—	—
	—	—	—
State:
Current	3	51	13
Deferred	—	—	—
	3	51	13
Foreign:
Current	979	691	162
Deferred	(28)	(43)	270
	951	648	432
Total income tax provision (benefit)	$954	$699	$445

The difference between the provision (benefit) for income taxes and the amount computed by applying the U.S. federal statutory rate (35 percent) to income (loss) before income taxes is explained below:

	Years Ended December 31,
In thousands	2006	2005	2004
Tax computed at statutory rate	$(2,805)	$(183)	$374
State income taxes, net of federal benefit	2	33	8
Foreign taxes	(73)	663	(311)
U.S. losses not benefited	3,830	186	374
Income tax provision (benefit)	$954	$699	$445

Significant components of deferred income tax assets and liabilities are as follows:

In thousands	2006	2005	2004
Deferred tax assets:
Net operating loss carryforwards	$40,965	$39,941	$39,119
Inventory valuation	3,257	3,123	3,022
Bad debt reserve	181	223	92
Basis difference in assets	3,326	4,334	5,186
Tax credit carryforwards	24,777	25,428	24,328
Warranty reserves	876	926	781
Deferred license income	—	—	404
Deferred product and services income	1,133	753	361
Other non-deductible accruals and reserves	6,966	5,916	4,316
Stock compensation	540
Total deferred tax assets	82,021	80,644	77,609
Valuation allowance	(77,726)	(74,034)	(72,944)
Net deferred tax assets	4,295	6,610	4,665
Deferred tax liabilities:
Unremitted earnings of foreign subsidiaries	$(3,827)	$(6,170)	$(4,376)
Other	(109)	(109)	—
Total deferred tax liabilities	(3,936)	(6,279)	(4,376)
Net deferred tax assets	$359	$331	$289

Based upon the weight of available evidence, which includes our historical operating performance and carry back potential, we have determined that a valuation allowance continues to be necessary for all tax jurisdictions except Japan and Taiwan.

The net valuation allowance increased by $3.7 million, $1.1 million and $5.5 million during the years ended December 31, 2006, 2005 and 2004, respectively. Approximately $13.3 million of the valuation allowance as of December 31, 2006 is attributable to pre-2006 windfall stock option deductions, the benefit of which will be credited to paid-in capital if and when realized through a reduction in income taxes payable. Beginning in 2006, we will track the windfall stock option deductions off balance sheet, as required by SFAS No. 123R. During 2006, we recorded $1.1 million of windfall stock option deductions that are being tracked off balance sheet. If and when realized, the tax benefit associated with those deductions of $0.4 million will be credited to additional paid-in capital.

As of December 31, 2006, we had net operating loss carryforwards for federal and state tax purposes of $111 million and $43 million, respectively. We also had federal research and development tax credit carryforwards of approximately $10.1 million. The federal and state net operating loss carryforwards will expire at various dates beginning in 2007 through 2026, if not utilized. The federal tax credit carryforwards will expire at various dates beginning in 2011 through 2026, if not utilized.

Utilization of our net operating loss and tax credits carryforwards may be subject to substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code and similar state provisions. Such an annual limitation could result in the expiration of the net operating losses and credits before utilization.

15.   COMMITMENTS AND CONTINGENCIES

We lease our facilities, and certain equipment under operating leases expiring through December 2011. Certain of our leasing arrangements subject us to letter of credit requirements. The leases for our headquarters and manufacturing operations contain a five-year renewal option subject to a fair market value pricing adjustment. As of December 31, 2006, the minimum annual rental commitments are as follows:

in thousands
2007	$4,610
2008	4,702
2009	4,573
2010	2,736
2011	273
Thereafter	—
$16,894

Rent expense was approximately $4.5 million, $4.2 million and $4.2 million for the years ended December 31, 2006, 2005 and 2004, respectively.

Under terms of certain of our leases, we are obligated to provide a $2.4 million bank letter of credit as security to the landlord.

On February 29, 2000, we filed lawsuits asserting patent infringement and related claims against Nikon, Canon, and ASML in the U.S. District Court for the Eastern District of Virginia. In April 2000, we reached a settlement with Nikon, and in September 2001, we reached a settlement with Canon. In the patent litigation against ASML, a jury trial was conducted in the U.S. District Court for the Northern District of California during the three-month period ended July 2, 2005. The jury reached a verdict that the patent was infringed, but that the asserted claims of the patent were invalid. We filed a post-trial motion for a new trial and for judgment as a matter of law in our favor. ASML also filed a motion for judgment as a matter of law seeking to invalidate three of the asserted claims for lack of enablement and requested that the court awards costs. On February 13th, 2006, the Court denied our post-trial motions, including the motion for a new trial, and entered judgment in favor of ASML invalidating three claims of the patent for lack of enablement. The Court also awarded ASML approximately $330,000 in costs. We have filed an appeal with the Federal Circuit Court of Appeals, and filed our opening appellate brief on August 30, 2006. Although ASML originally filed a notice of cross-appeal, ASML subsequently withdrew its cross appeal and the Court entered an order to that effect on December 8, 2006. ASML’s opening appellate brief was filed on December 6, 2006, and Ultratech’s reply brief was filed January 12, 2007. We expect the case to be set for oral argument in late Spring 2007.

On July 11, 2003, we filed a lawsuit against a Southern California company asserting infringement of certain claims related to U.S. patent No. 5,621,813 in the U.S. District Court in and for the Northern District of California. On May 17, 2005, the court found the subject patent to be invalid. We appealed this decision. The defendant subsequently brought a motion for reimbursement of its attorneys’ fees and costs in a total asserted amount of approximately $2 million. We opposed this motion, and on October 12, 2005, the District Court denied the defendant’s request for attorneys’ fees in its entirety. The defendant appealed that decision. On November 3, 2005, the defendant filed a notice of appeal with respect to the court’s ruling on its motion for attorneys’ fees. In March 2006, the Federal Circuit court upheld the district court’s ruling that the subject patent is invalid. On August 8, 2006, the Federal Circuit court upheld the District Court’s denial of attorneys’ fees.

In May 2006, the same company filed a state court lawsuit against us for malicious prosecution and abuse of process claiming that attorney’s fees, costs and other damages were due based on the outcome of a federal patent litigation suit brought against it by us. We do not believe this new action has merit, particularly given the denial by the federal court and the subsequent federal appellate court’s affirmation of the order denying the award of any attorney’s fees payable to this company by us in the federal patent litigation. We filed a motion to have the state court complaint dismissed under California’s anti-SLAPP and demurrer statutes. Nonetheless the state court has preliminarily stated that it would deny our motion to dismiss as to the malicious prosecution claim, while granting it as to the abuse of process claim. In such event, we intend to appeal the denial of our motion to dismiss the malicious prosecution claim and otherwise vigorously defend against this action and to seek fees and/or sanctions against this company in relation thereto.

16.   FINANCIAL GUARANTEES

Our off-balance sheet transactions consist of certain financial guarantees, both express and implied, related to indemnification for product liability, patent infringement and latent product defects. Other than liabilities recorded pursuant to known product defects, at December 31, 2006, we did not record a liability associated with these guarantees, as we have little or no history of costs associated with such indemnification requirements. Contingent liabilities associated with product liability may be mitigated by insurance coverage we maintain.

17.   ASSET RETIREMENT OBLIGATIONS

In the fourth quarter 2005 we adopted FASB Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations” (“FIN 47”), an interpretation of FASB Statement No. 143, “Asset Retirement Obligations” (“SFAS 143”). FIN 47 clarifies that the term “conditional asset retirement obligation” as used in SFAS 143 refers to a legal obligation to perform an asset retirement activity in which the timing and (or) method of settlement are conditional on a future event that may or may not be within the control of the entity. An entity is required to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably estimated, even if conditional on a future event. As permitted, we recognized the effect of applying FIN 47 as a cumulative effect of a change in accounting principle in 2005. Our adoption of FIN 47 resulted in an increase in net equipment and leasehold improvements of approximately  $1.0 million, recognition of an asset retirement obligation (“ARO”) liability of  $2.1 million, and a cumulative effect of adoption of $1.1 million, or $0.05 per share, for the year ended December 31, 2005. The ARO liability is principally for estimable asset retirement obligations related to remediation costs, which we estimate will be incurred upon the expiration of certain operating leases.

The following table reflects unaudited pro forma presentations of the Company’s results of operations and asset retirement obligations as if FIN 47 had been retrospectively applied:

	Years Ended December 31,
	2005	2004
	In thousands, except per share amounts
Results of operations, as reported:
Net income (loss)*	$(1,221)	$624
Net income (loss) per share—basic*	$(0.05)	$0.03
Net income (loss) per share—diluted*	$(0.05)	$0.03
Pro forma results of operation, assuming the retroactive application of FIN 47:
Net income (loss)	$(1,571)	$432
Net income (loss) per share—basic	$(0.07)	$0.02
Net income (loss) per share—diluted	$(0.07)	$0.02

*                    Prior to the cumulative effect of change in accounting principle

The following table sets forth an analysis of the ARO activity for the fiscal year ended December 31, 2006:

In thousands	2006
Balance as of January 1	$2,064
Accretion expense	179
Liabilities incurred	3
Liabilities settled	(264)
Balance as of December 31	$1,982

REPORT OF ERNST & YOUNG LLP, INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of Ultratech, Inc.

We have audited the accompanying consolidated balance sheets of Ultratech, Inc. as of December 31, 2006 and 2005, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2006. Our audits also included the financial statement schedule listed in the Index at Item 15(a)(2). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Ultratech, Inc. at December 31, 2006 and 2005, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2006, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 5 to the consolidated financial statements, in 2006, Ultratech, Inc. changed its method of accounting for share-based payments in accordance with the guidance provided in Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment.”  As discussed in Note 4 to the consolidated financial statements, in 2005, Ultratech, Inc. changed its method of accounting for asset retirement obligations in accordance with the guidance provided in FASB Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations.”

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Ultratech, Inc.’s internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 5, 2007 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP
San Jose, California
March 5, 2007

REPORT OF ERNST & YOUNG LLP, INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of Ultratech, Inc.

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that Ultratech, Inc. maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Ultratech, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that Ultratech, Inc. maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Ultratech, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Ultratech, Inc. as of December 31, 2006 and 2005, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2006 of Ultratech, Inc. and our report dated March 5, 2007 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP
San Jose, California March 5, 2007

ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A.   CONTROLS AND PROCEDURES

Controls and Procedures

We conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this report (the “Evaluation Date”). Based upon the evaluation, our principal executive officer and principal financial officer concluded as of the Evaluation Date that our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission (“SEC”) rules and forms.

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

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended. Our internal control over financial reporting is designed to provide reasonable assurance to our management and board of directors regarding the preparation and fair presentation of published financial statements. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

Management, including our principal executive officer and principal financial officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2006. In making this assessment, management used the criteria set forth by the committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on this assessment, our management has concluded that, as of December 31, 2006, our internal control over financial reporting is effective based on those criteria.

Management’s assessment of the effectiveness of internal control over financial reporting as of December 31, 2006, has been audited by Ernst & Young, LLP, the independent registered public accounting firm who also audited our consolidated financial statements. Ernst & Young’s attestation report on management’s assessment of our internal control over financial reporting appears elsewhere herein.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal controls over financial reporting during the quarter ended December 31, 2006 that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

ITEM 9B.   OTHER INFORMATION

None.

PART III

The information required by Part III is omitted from this Report and is incorporated herein by reference from our definitive proxy statement to be filed within 120 days after the end of our fiscal year pursuant to Regulation 14A for our 2007 Annual Meeting of Stockholders to be held  July 24, 2007.

ITEM 10.   DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information concerning our directors required by this Item is incorporated by reference from the Item captioned “Election of Directors” in our Proxy Statement for the 2007 Annual Meeting of Stockholders (the “Proxy Statement”). The information required by this Item relating to our executive officers is included under the caption “Executive Officers of the Registrant” in Part I of this Annual Report on Form 10-K. Other information required by this Item is incorporated herein by reference from the Item captioned “Section 16(a) Beneficial Ownership Reporting Compliance” in the Proxy Statement.

ITEM 11.   EXECUTIVE COMPENSATION

The information required by this Item is incorporated by reference from the Item captioned “Executive Compensation” in the Proxy Statement.

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND ANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item is incorporated by reference from the Items captioned “Election of Directors,” “Ownership of Securities” and “Equity Compensation Information for Plans or Individual Arrangements with Employees and Non-Employees” in the Proxy Statement.

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item is incorporated by reference from the items captioned “Election of Directors” and “Certain Relationships and Related Transactions” in the Proxy Statement.

ITEM 14.   PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item is incorporated by reference from the item captioned “Fees billed to Ultratech by Ernst & Young LLP during fiscal year 2006” in the Proxy Statement.

PART IV

ITEM 15.   FINANCIAL STATEMENTS, FINANCIAL STATEMENT SCHEDULES, AND EXHIBITS

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

(3)         Exhibits

The following exhibits are referenced or included in this report:

Exhibit	Description
3.1(10)	Amended and Restated Certificate of Incorporation of the Registrant, filed October 6, 1993.
3.1.1(10)	Certificate of Amendment of the Amended and Restated Certificate of Incorporation of the Company, dated May 17, 1995.
3.1.2(10)	Certificate of Amendment of the Amended and Restated Certificate of Incorporation of the Registrant, filed June 17, 1998.
3.1.3(10)	Certificate of Amendment of the Amended and Restated Certificate of Incorporation of the Registrant, filed June 20, 2003.
3.2(17)	Bylaws of Registrant, as amended.
4.5(1)	Specimen Common Stock Certificate of Registrant.
10.1(20)	1993 Stock Option/Stock Issuance Plan (Amended and Restated as of January 30, 2006.
10.2(1)	Form of Indemnification Agreement entered into between the Registrant and each of its officers and directors.
10.3(8)	Form of Indemnification Agreement entered into between the Registrant and certain officers.
10.4(1)	Standard Industrial Lease—Single Tenant, Full Net between The Equitable Life Assurance Society of the United States, as Landlord, and Registrant, as Tenant, dated August 27, 1993.
10.4.1(8)	First Amendment to Lease between The Equitable Life Assurance Society of the United States, as Landlord, and Registrant, as Tenant, dated November 1999.
10.5(2)	Profit Sharing Plan.

Exhibit	Description
10.6(6)	1998 Supplemental Stock Option/ Stock Issuance Plan (Amended and Restated effective January 29, 2002).
10.7(15)	Brokerage Line of Credit Agreement with Morgan Stanley, dated December 16, 2004.
10.8(5)	Lease Agreement between Montague LLC, As Landlord, and Registrant, As Tenant dated November 22, 1999.
10.10(14)	Employment agreement between Registrant and Mr. Arthur Zafiropoulo, Chief Executive Officer.
10.11(14)	Employment agreement between Registrant and Mr. John Denzel, former President and Chief Operating Officer
10.12(14)	Employment agreement between Registrant and Mr. Bruce Wright, Senior Vice President and Chief Financial Officer.
10.13(19)	Employment agreement between Registrant and Mr. Rick Friedman, former Senior Vice President, World-Wide Sales and Customer Service.
10.14(22)	Amended and Restated Employment Agreement between Registrant and Mr. John Denzel, former President and Chief Operating Officer.
10.15(22)	Separation and General Release Agreement between Registrant and Mr. John Denzel, former President and Chief Operating Officer.
10.16(21)	Form of Restricted Stock Unit Issuance Agreement for Executive Officers with Employment Agreements.
10.17(21)	Form of Restricted Stock Unit Issuance Agreement for Other Employees.
10.18(12)	Description of 2005 Cash Bonus Plan.
10.19(18)	Description of 2006 Long-Term Incentive Plan, as amended.
21	Subsidiaries of Registrant.
23	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.
24	Power of Attorney (contained in Signature page hereto).
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

(5)          Previously filed with our 2000 Annual Report on Form 10-K (Commission File No. 0-22248).

(6)          Previously filed with our Quarterly Report on Form 10-Q for the quarter ended March 31, 2002 (Commission File No. 0-22248).

(7)          Previously filed with our Quarterly Report on Form 10-Q for the quarter ended September 28, 2002 (Commission File No. 0-22248).

(8)          Previously filed with our Annual Report on Form 10-K for the year ended December 31, 2002 (Commission File No. 0-22248).

(9)          Previously filed with our Registration Statement on Form S-8, dated February 14, 2003. File No. 333-103228.

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

(12) Incorporated by reference to Item 1.01 of our Current Report on Form 8-K filed on January 27, 2005 (Commission File No. 0-22248).

(13) Previously filed with our Quarterly Report on Form 10-Q for the quarter ended April 3, 2004 (Commission File No. 0-22248).

(14) Previously filed with our Annual Report on Form 10-K for the year ended December 31, 2003 (Commission File No. 0-22248).

(15) Previously filed with our Annual Report on Form 10-K for the year ended December 31, 2004 (Commission File No. 0-22248).

(16) Previously filed with our Annual Report on Form 10-K for the year ended December 31, 2005 (Commission File No. 0-22248).

(17) Previously filed with our Current Report on Form 8-K filed on February 2, 2007 (Commission File No. 0-22248).

(18) Incorporated by reference to Item 1.01 of our Current Report on Form 8-K filed on February 3, 2006 (Commission File No. 0-22248) and to Item 1.01 of our Current Report on Form 8-K filed on March 20, 2006 (Commission File No. 0-22248).

(19) Previously filed with our Current Report on Form 8-K filed on February 3, 2006 (Commission File No. 0-22248).

(20) Previously filed with our Registrant Statement on Form S-8 filed with the Securities and Exchange Commission on March 9, 2006. File No. 333-132302.

(21) Previously filed with our Quarterly Report on Form 10-Q filed on May 5, 2006 (Commission File No. 0-22248).

(22) Previously filed with our Current Report on Form 8-K filed on November 8, 2006 (Commission File No. 0-22248).

(b)          Exhibits. See list of exhibits under (a)(3) above.

(c)           Financial Statement Schedules. See list of schedules under (a)(2) above.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunder duly authorized.

ULTRATECH, INC.
Date:	March 6, 2007	By:	/s/ ARTHUR ZAFIROPOULO
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

Signature	Title	Date
/s/ ARTHUR ZAFIROPOULO	Chairman of the Board of Directors and Chief	March 6, 2007
Arthur Zafiropoulo	Executive Officer (Principal Executive Officer)
/s/ BRUCE WRIGHT	Senior Vice President, Finance, Chief Financial	March 6, 2007
Bruce Wright	Officer and Secretary (Principal Financial and Accounting Officer)
/s/ DENNIS RANEY	Director	March 6, 2007
Dennis Raney
/s/ RICK TIMMINS	Director	March 6, 2007
Rick Timmins
/s/ HENRI RICHARD	Director	March 6, 2007
Henri P Richard

/s/ JOEL GEMUNDER	Director	March 6, 2007
Joel Gemunder
/s/ NICHOLAS KONIDARIS	Director	March 6, 2007
Nicholas Konidaris
/s/ VINCENT F. SOLLITTO	Director	March 6, 2007
Vincent F. Sollitto

SCHEULE II

ULTRATECH, INC.

VALUATION AND QUALIFYING ACCOUNTS

(in thousands)

Description	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts	Deductions(1)	Balance at End of Period
Allowance for doubtful accounts
Year ended December 31, 2004
Trade accounts receivable	$146	$93	$—	$(2)	$237
	$146	$93	$—	$(2)	$237
Year ended December 31, 2005
Trade accounts receivable	$237	$339	$—	$1	$577
	$237	$339	$—	$1	$577
Year ended December 31, 2006
Trade accounts receivable	$577	$(112)	$1	$—	$466
	$577	$(112)	$1	$—	$466

(1)          Deductions represent write-offs against reserve account balances.

S-1

EXHIBIT INDEX

Exhibit	Description
3.1(10)	Amended and Restated Certificate of Incorporation of the Registrant, filed October 6, 1993.
3.1.1(10)	Certificate of Amendment of the Amended and Restated Certificate of Incorporation of the Company, dated May 17, 1995.
3.1.2(10)	Certificate of Amendment of the Amended and Restated Certificate of Incorporation of the Registrant, filed June 17, 1998.
3.1.3(10)	Certificate of Amendment of the Amended and Restated Certificate of Incorporation of the Registrant, filed June 20, 2003.
3.2(10)	Bylaws of Registrant, as amended.
4.5(1)	Specimen Common Stock Certificate of Registrant.
4.6(3)	Shareholder Rights Agreement between Registrant and the First National Bank of Boston, filed on February 11, 1997, as amended on March 18, 1998.
4.6.1(4)

Second Amendment to Shareholder Rights Agreement dated February 11, 1997 between Registrant and BankBoston, N.A. (formerly known as the First National Bank of Boston) as of October 12, 1998, and Certification of Compliance with Section 27 thereof.

10.1(13)	1993 Stock Option/Stock Issuance Plan (Amended and Restated as of March 2, 2004).
10.2(1)	Form of Indemnification Agreement entered into between the Registrant and each of its officers and directors.
10.3(8)	Form of Indemnification Agreement entered into between the Registrant and certain officers.
10.4(1)	Standard Industrial Lease—Single Tenant, Full Net between The Equitable Life Assurance Society of the United States, as Landlord, and Registrant, as Tenant, dated August 27, 1993.
10.4.1(8)	First Amendment to Lease between The Equitable Life Assurance Society of the United States, as Landlord, and Registrant, as Tenant, dated November 1999.
10.5(2)	Profit Sharing Plan.
10.6(6)	1998 Supplemental Stock Option/ Stock Issuance Plan (Amended and Restated effective January 29, 2002).
10.7(15)	Brokerage Line of Credit Agreement with Morgan Stanley, dated December 16, 2004.
10.8(5)	Lease Agreement between Montague LLC, As Landlord, and Registrant, As Tenant dated November 22, 1999.
10.10(14)	Employment agreement between Registrant and Mr. Arthur Zafiropoulo, chief Executive Officer.
10.11(14)	Employment agreement between Registrant and Mr. John Denzel, former President and Chief Operating Officer
10.12(14)	Employment agreement between Registrant and Mr. Bruce Wright, Senior Vice President and Chief Financial Officer.
10.13(19)	Employment agreement between Registrant and Mr. Rick Friedman, former Senior Vice President, World-Wide Sales and Customer Service.
10.14(22)	Amended and Restated Employment Agreement between Registrant and Mr. John Denzel, former President and Chief Operating Officer.

10.15(22)	Separation and General Release Agreement between Registrant and Mr. John Denzel, former President and Chief Operating Officer.
10.16(21)	Form of Restricted Stock Unit Issuance Agreement for Executive Officers with Employment Agreements.
10.17(21)	Form of Restricted Stock Unit Issuance Agreement for Other Employees.
10.18(12)	Description of 2005 Cash Bonus Plan.
10.19(18)	Description of 2006 Long-Term Incentive Plan, as amended.
21	Subsidiaries of Registrant.
23	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.
24	Power of Attorney (contained in Signature page hereto).
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

(12)   Incorporated by reference to Item 1.01 of our Current Report on Form 8-K filed on January 27, 2005 (Commission File No. 0-22248).

(13) Previously filed with our Quarterly Report on Form 10-Q for the quarter ended April 3, 2004 (Commission File No. 0-22248).

(14) Previously filed with our Annual Report on Form 10-K for the year ended December 31, 2003 (Commission File No. 0-22248).

(15) Previously filed with our Annual Report on Form 10-K for the year ended December 31, 2004 (Commission File No. 0-22248).

(16) Previously filed with our Annual Report on Form 10-K for the year ended December 31, 2005 (Commission File No. 0-22248).

(17) Previously filed with our Current Report on Form 8-K filed on February 2, 2007 (Commission File No. 0-22248).

(18) Incorporated by reference to Item 1.01 of our Current Report on Form 8-K filed on February 3, 2006 (Commission File No. 0-22248) and to Item 1.01 of our Current Report on Form 8-K filed on March 20, 2006 (Commission File No. 0-22248).

(19) Previously filed with our Current Report on Form 8-K filed on February 3, 2006 (Commission File No. 0-22248).

(20) Previously filed with our Registrant Statement on Form S-8 filed with the Securities and Exchange Commission on March 9, 2006. File No. 333-132302.

(21) Previously filed with our Quarterly Report on Form 10-Q filed on May 5, 2006 (Commission File No. 0-22248).

(22) Previously filed with our Current Report on Form 8-K filed on November 8, 2006 (Commission File No. 0-22248).