Form 10-K/A
period 2006-12-31
ULTRATECH INC
filed 2007-04-30
CIK 909791

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K/A
(Amendment No. 1)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2006
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file number: 1-8966
ULTRATECH, INC.
(Exact name of registrant as specified in its charter)

Delaware	94-3169580
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

3050 Zanker Road, San Jose, California	95134
(Address of principal executive offices)	(Zip Code)
408-321-8835
(Registrant’s telephone number, including area code)
Not Applicable
(Former name, former address and former fiscal year, if changed since last report)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered

Common Stock, $0.001 par value per share	Nasdaq Global Market
Securities registered pursuant to Section 12(g) of the Act: None
     Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes ☐      No ☑
     Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.
Yes ☐      No ☑
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☑      No ☐
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☐      Accelerated filer ☑      Non-accelerated filer ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐      No ☑
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
     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 24, 2007

Common Stock, $0.001 par value per share	23,231,782

DOCUMENTS INCORPORATED BY REFERENCE
     Portions of the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006 filed with the SEC on March 7, 2007 are incorporated by reference into Part III of this Annual Report on Form 10-K.
EXPLANATORY NOTE
     This Amendment No. 1 on Form 10-K/A (this “Amendment”) amends the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006, originally filed on March 7, 2007 (the “Original Filing”). The Registrant is filing the performance graph required pursuant to Item 201(e) of Regulation S-K and is refiling Part III to include the information required by Items 10, 11, 12, 13 and 14 of Part III within the period required by General Instruction G(3) to Form 10-K. In addition, in connection with the filing of this Amendment and pursuant to the rules of the Securities and Exchange Commission, the Registrant is including with this Amendment certain currently dated certifications. Except as described above, no other changes have been made to the Original Filing.

PART I
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
STOCK PERFORMANCE GRAPH
     The graph depicted below reflects a comparison of the cumulative total return (change in stock price plus reinvestment of dividends) of the Company’s Common Stock assuming $100 invested as of December 31, 2001 with the cumulative total returns of the Nasdaq Composite Index and the Philadelphia Semiconductor Index.
Comparison of Cumulative Total Returns(1)(2)(3)(4)

(1)	The graph covers the period from December 31, 2001 to December 31, 2006.

(2)	No cash dividends have been declared on the Company’s Common Stock.

(3)	Stockholder returns over the indicated period should not be considered indicative of future stockholder returns.

(4)	The S&P Small Capital Semiconductor Equipment Index previously included in the Company’s stock performance graph is no longer available.
     Notwithstanding anything to the contrary set forth in any of the Company’s previous filings under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, which might incorporate future filings made by the Company under those statutes, the preceding Stock Performance Graph will not be incorporated by reference into any of those prior filings, nor will such report or graph be incorporated by reference into any future filings made by the Company under those statutes.
PART III
Item 10. Directors, Executive Officers and Corporate Governance
     As of December 31, 2006, the directors of Ultratech were as follows (ages and board committee assignments are as of April 15, 2007):

Name	Age	Position with the Company
Arthur W. Zafiropoulo	68	Chairman of the Board of Directors and Chief Executive Officer
Joel F. Gemunder (3)	67	Director
Nicholas Konidaris (1)(2)	62	Director
Dennis R. Raney (1)	64	Director
Henri Richard	48	Director
Vincent F. Sollitto, Jr. (3)	59	Director
Rick Timmins (1)(2)	54	Director

(1)	Member of the Audit Committee

(2)	Member of the Nominating and Corporate Governance Committee

(3)	Member of the Compensation Committee
Arthur W. Zafiropoulo founded the Company in September 1992 to acquire certain assets and liabilities of the Ultratech Stepper Division (the “Predecessor”) of General Signal Technology Corporation (“General Signal”) and, since March 1993, has served as Chief Executive Officer and Chairman of the Board. Additionally, Mr. Zafiropoulo served as President of the Company from March 1993 to March 1996, from May 1997 until April 1999, and from April 2001 to January 2004. Between September 1990 and

March 1993, he was President of the Predecessor. From February 1989 to September 1990, Mr. Zafiropoulo was President of General Signal’s Semiconductor Equipment Group International, a semiconductor equipment company. From August 1980 to February 1989, Mr. Zafiropoulo was President and Chief Executive Officer of Drytek, Inc., a plasma dry-etch company that he founded in August 1980, and which was later sold to General Signal in 1986. From July 1987 to September 1989, Mr. Zafiropoulo was also President of Kayex, a semiconductor equipment manufacturer, which was a unit of General Signal. From July 2001 to July 2002, Mr. Zafiropoulo served as Vice Chairman of SEMI (Semiconductor Equipment and Materials International), an international trade association representing the semiconductor, flat panel display equipment and materials industry. From July 2002 to June 2003, Mr. Zafiropoulo served as Chairman of SEMI; and Mr. Zafiropoulo has been on the board of directors of SEMI since July 1995.
Joel F. Gemunder has been a director of the Company since October 1997. Mr. Gemunder has been President and a member of the board of directors of Omnicare, Inc., a pharmacy services provider, since 1981, and has been Chief Executive Officer of Omnicare since May 2001. Mr. Gemunder has also served as a member of the board of directors of Chemed Corp., a company operating in the sewer, drain and pipe cleaning, HVAC services and plumbing repair business and the HVAC and appliance repair and maintenance business, since 1977.
Nicholas Konidaris has served as a director of the Company since July 2000. Mr. Konidaris has served as President and Chief Executive Officer of Electro Scientific Industries, Inc., a global supplier of manufacturing equipment to increase productivity for customers in the semiconductor, passive components and electronic equipment markets, since January 2004. From July 1999 to January 2004, Mr. Konidaris served as President and Chief Executive Officer of Advantest America, Corp., a holding company of Advantest America, Inc., which is a manufacturer of testers and handlers. From February 1997 to July 2000, Mr. Konidaris served as the Chief Executive Officer of Advantest America, Corp. From July 1997 to January 2004, Mr. Konidaris also served as Chairman of the Board, President and Chief Executive Officer of Advantest America, Inc.
Dennis R. Raney has served as a director of the Company since April 2003. Mr. Raney has served as Principal of Liberty-Greenfield, LLP, a company that advises clients on real estate issues that have significant financial or operational consequences to their business, since May 2005. Mr. Raney served as Chief Financial Officer of eONE Global, LP, a company that identifies, develops and operates emerging electronic payment systems and related technologies that address e-commerce challenges, from July 2001 to June 2003. From March 1998 to July 2001, Mr. Raney served as Chief Financial Officer and Executive Vice President of Novell, Inc., a producer of network software. From January 1997 to December 1997, Mr. Raney served as Chief Financial Officer and Executive Vice President of QAD, Inc., a provider of enterprise resource planning software. Mr. Raney has also served as a director of EasyLink Services Corporation, a provider of information exchange services, since March 2003, and has served as chair of the audit committee of EasyLink’s board of directors since June 2004. In addition, since February 2004, Mr. Raney has served as a director of ViewPoint Corporation, a provider of visual application development, content assembly and delivery technology, and as chair of the audit committee of Viewpoint’s board of directors. Mr. Raney has served as a director, and as chair of the audit committee of the board of directors, of Infiniti Solutions, a provider of semiconductor testing, assembly and prototyping services, since July 2004. Mr. Raney served as a director of Equinix, a provider of data center and internet exchange services from April 2003 to June 2005, and served as chair of the audit committee of Equinix’s board of directors during that time. From July 2002 to June 2003, Mr. Raney served as a director of ProBusiness Services, Inc., which was acquired by Automatic Data Processing, Inc. in June 2003. Mr. Raney also served as a director and audit committee member of Redleaf, Inc., a technology operating company that provides services and capital for pre-seed state technology companies, from April 1999 to June 2003. Mr. Raney previously served as a director and audit committee member of W.R. Hambrecht & Company, an investment banking firm, from March 1999 to July 2001 and served as a director and audit committee member of ADAC Laboratories, a company that designs, develops, manufactures, sells and services electronic medical imaging and information systems, from March 1999 to March 2001. Mr. Raney holds a B.S. degree in chemical engineering from the South Dakota School of Mines & Technology and an MBA from the University of Chicago.
Henri Richard has served as a director of the Company since April 2006. Mr. Richard is Executive Vice President, Chief Sales and Marketing Officer at Advanced Micro Devices, Inc. (“AMD”). His current duties include oversight of the company’s global field sales and support organization, corporate marketing, and go-to-market activities for all AMD customer segments, including commercial, consumer and innovative solutions groups, and the company’s 50x15 digital inclusion initiative. Mr. Richard joined AMD in April 2002 as Group Vice President, Worldwide Sales. He was promoted to Senior Vice President in May 2003 and was appointed to his current position as an executive officer in February 2004. Prior to joining AMD, Mr. Richard was Executive Vice President of Worldwide Field Operations at WebGain, Inc., a privately held provider of Java software for Fortune 500 companies. Before WebGain, he was vice president of Worldwide Sales and Support for IBM’s Technology Group. Mr. Richard has also held senior executive positions with several notable companies in the U.S. and Europe, including tenures as President of the Computer Products Group at Bell Microproducts, Executive Vice President at Karma International, and Vice President at Seagate Technology/Conner Peripherals.
Vincent F. Sollitto, Jr. has served as a director of the Company since July 2000. Since November 2005, Mr. Sollitto has served as Chairman and Chief Executive Officer of Syntax-Brillian Corp., a high definition television developer and manufacturer. From September 2003 to November 2005 when it merged with Syntax Groups Corporation, Mr. Sollitto served as President and Chief Executive Officer, and as a director of Brillian Corp., a high definition television developer and manufacturer. Between February 2003 and August 2003, Mr. Sollitto served as President of Sollitto Associates, a management consulting firm. Mr. Sollitto served as a director and the Chief Executive Officer for Photon Dynamics, a manufacturer of test, repair and inspection equipment for the flat panel display industry, from June 1996 to February 2003. Mr. Sollitto served as acting Chief Financial Officer of Photon Dynamics from March 1998 to July 1998. From July 1993 to February 1996, Mr. Sollitto served as Vice-President and General Manager of Fujitsu Microelectronics, a semiconductor and electronics device company. Mr. Sollitto served as a director, and as a member of the audit and compensation committees of the board of directors, of Irvine Sensors Corporation, a developer of advanced signal processing and image stabilization technologies, from 1997 to 2004. Mr. Sollitto has served as a director and as a member of the audit committee and chairman of the compensation committee of the board of directors, of Applied Films Corporation, a solutions provider of thin film technology for the flat panel display industry, since July 1999.
Rick Timmins has served as a director of the Company since August 2000. From January 1996 until April 2007, Mr. Timmins served as Vice-President of Finance for Cisco Systems, Inc. Mr. Timmins has served as a member of the board of directors of Transmeta Corporation, a developer of computing, microprocessing and semiconductor technologies, since May 2003, and is the chairman of the audit committee of Transmeta’s board of directors. Mr. Timmins holds a B.S. degree in accounting and finance from the University of Arizona and an M.B.A. degree from St. Edward’s University.
Information concerning our executive officers is incorporated by reference from Part I of our Annual Report on Form 10-K for the fiscal year ended December 31, 2006 filed with the SEC on March 7, 2007.
There are no family relationships between any directors or executive officers.
SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE
     Section 16(a) of the Securities Exchange Act of 1934 requires the Company’s directors, executive officers and any persons who are the beneficial owners of more than ten percent (10%) of the Company’s common stock to file reports of ownership and changes in ownership with the SEC. Such directors, officers and greater than ten percent (10%) beneficial stockholders are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file.
     Based solely on its review of the copies of such forms received by it and written representations from reporting persons for the 2006 fiscal year, the Company believes that all of the Company’s executive officers, directors and greater than ten percent (10%) beneficial stockholders complied with all applicable Section 16(a) filing requirements for the 2006 fiscal year.
CODE OF ETHICS
     We have adopted a Code of Ethics for our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. We have posted this Code of Ethics on our website. Any future amendments to this Code will also be posted on our website.
AUDIT COMMITTEE
     The Audit Committee currently consists of three (3) directors, Messrs. Konidaris, Raney and Timmins. The Audit Committee is responsible for overseeing the integrity of the Company’s financial statements and the appointment, compensation, qualifications, independence and performance of the Company’s independent auditors, as well as compliance with related legal and regulatory requirements and performance of the Company’s accounting practices and internal controls.
     The Board of Directors has determined that each current member of the Audit Committee is “independent” as that term is defined in Rule 10A-3 under the Securities Exchange Act of 1934 and an “independent director” as that term is defined in Rule 4200 of the NASDAQ Marketplace Rules. In addition, the Board of Directors has determined that each of Mr. Raney and Mr. Timmins is an “Audit Committee Financial Expert” as that term is defined by Item 407 of SEC Regulation S-K.
Item 11. Executive Compensation
COMPENSATION DISCUSSION AND ANALYSIS
     Introduction. It is our intent in this Compensation Discussion and Analysis to inform our shareholders of the policies and objectives underlying the compensation programs for our executive officers. Accordingly, we will address and analyze each element of the compensation provided our chief executive officer, our chief financial officer and the other executive officers named in the Summary Compensation Table which follows this discussion. We are engaged in a very competitive industry, and our success depends upon our ability to attract and retain qualified executives through competitive compensation packages. The Compensation Committee of our Board of Directors administers the compensation programs for our executive officers with this competitive environment in mind. However, we believe that the compensation paid to our executive officers should also be substantially dependent on our financial performance and the value created for our shareholders. For this reason, the Compensation Committee also utilizes our compensation programs to provide meaningful incentives for the attainment of our short-term and long-term strategic objectives and thereby reward those executive officers who make a substantial contribution to the attainment of those objectives.
     Compensation Policy for Executive Officers. We have designed the various elements comprising the compensation packages of our executive officers to achieve the following objectives:
        •      attract, retain, motivate and engage executives with superior leadership and management capabilities,
        •       provide an overall level of compensation to each executive officer which is externally competitive, internally equitable and performance-driven, and
        •      ensure that total compensation levels are reflective of our financial performance and provide the executive officer with the opportunity to earn above-market total compensation for exceptional business performance.
     Each executive officer’s compensation package typically consists of three elements: (i) a base salary, (ii) a cash bonus tied to our attainment of pre-established financial objectives, and (iii) long-term, stock-based incentive awards, in the form of stock options and restricted stock unit awards, designed to align and strengthen the mutuality of interests between our executive officers and our shareholders. In determining the appropriate level for each element of such compensation, the Compensation Committee has consistently followed the practice of setting the compensation levels for our executive officers, other than Mr. Zafiropoulo, at or above the 50th percentile of the relevant market data, and for Mr. Zafiropoulo, at or above the 75th percentile of the relevant market data. In determining the appropriate level of each component of compensation for an executive officer, the Compensation Committee also subjectively reviews and evaluates the level of performance of the Company and the executive’s level of individual performance and potential to contribute to the Company’s future growth. Accordingly, an executive officer’s actual compensation may be higher or lower than the 50th percentile (75th percentile for Mr. Zafiropoulo) for his or her position depending on Company performance and operating results and his or her individual performance. Consistent with our philosophy of emphasizing pay for performance, the total cash compensation packages are designed to pay above the target when the Company exceeds its goals and below the target when the Company does not.
     Comparative Framework. For purposes of measuring the competitive levels of the various elements of our executive officer compensation package, the Compensation Committee historically has engaged Compensation Strategies, a compensation consulting firm, to provide competitive compensation data and general advice on the Company’s compensation programs and policies for executive officers. The Compensation Committee uses such data to conduct periodic reviews of compensation levels among comparable companies in the high-tech and precision manufacturing industries. However, such comparative reviews are not conducted every year, and based on Compensation Strategies’ assessment that comparable companies were typically maintaining salary increases at 2005 levels, that bonus targets were steady and that long-term incentives were in a period of fluctuation due to the implementation of FAS 123R, no comparative review was undertaken in 2006. The companies which have historically comprised the comparative peer group are as follows:

Advanced Energy Industries Inc
Applied Materials	KLA-Tencor Corp
Asyst Technologies Inc	Kulicke & Soffa Industries Inc
ATMI Inc	Lam Research Corp
Axcelis Technologies Inc	Mattson Technology Inc
Brooks Automation Inc	MKS Instruments Inc
Coherent Inc	Novellus Systems Inc
Cymer Inc	Roper Industries Inc
Gerber Scientific Inc V	Varian Semiconductor Equipment Associates Inc
GSI Group	Veeco Instruments
     It is our objective to target the various elements of the compensation package provided each of our executive officers, other than Mr. Zafiropoulo, at the following percentiles when compared to the peer group data:

Base Salary	50th Percentile
Total Cash Compensation	50th Percentile
Total Direct Compensation	55th to 65th Percentile

     It is our objective to target the various elements of the compensation package provided to Mr. Zafiropoulo at a point between the following percentiles when compared to the peer group data:

Base Salary	75th to 90th Percentile
Total Cash Compensation	75th to 90th Percentile
Total Direct Compensation	75th to 90th Percentile
     Elements of Compensation. Each of the three major elements comprising the compensation package for executive officers (salary, bonus and equity) is designed to achieve one or more of our overall objectives in fashioning a competitive level of compensation, tying compensation to the attainment of one or more of our strategic business objectives and subjecting a substantial portion of the executive officer’s compensation to our financial success as measured in terms of our stock price performance. The manner in which the Compensation Committee has so structured each element of compensation may be explained as follows.
      Salary. The Compensation Committee reviews the base salary level of each executive officer in January each year, with any salary adjustments for the year generally to be made retroactive to January 1 of that year. The base salary for each executive officer named in the Summary Compensation Table is determined on the basis of his or her level of responsibility and experience. However, in light of the Company’s fiscal year 2005 financial results, the Compensation Committee decided for the 2006 fiscal year to maintain the base salary of each executive officer at the level established for the 2005 fiscal year, representing the second consecutive fiscal year in which the executive officers did not receive an increase in their level of base salary.
     For the 2006 fiscal year, the annual rate of base salary for our executive officer group ranged from a high of $555,000 to a low of $266,863.
     Incentive Compensation. In January 2006 the Compensation Committee approved the Long-Term Incentive Compensation Plan designed to advance our pay-for-performance policy by focusing the attention of our executive officers on the attainment of key objectives over one or more years. In 2006 the plan provided our executive officers with a direct financial incentive in the form of a bonus award to be paid in cash and tied to our achievement of aggressive pre-established operational goals for the 2006 year. Half of the actual bonus amount was to be paid to each participant following the close of the 2006 fiscal year, provided the participant continued in the company’s employ through such date or is otherwise eligible for such portion by reason of his or her retirement at or after age 65. The other half was to be deferred and subject to an annual installment vesting schedule tied to the participant’s continued service with the company over an additional three-year period. The deferred portion was to be paid as it vested and earn interest at a designated rate until paid. The plan provided for pro-ration of the non-deferred portion of the bonus in the event the participant’s employment should terminate under certain defined circumstances during the performance period. The deferred portion of the bonus was to immediately vest and become payable in the event the participant’s employment terminates under certain defined circumstances during the deferral period. Accelerated payouts under the plan may also occur in the event of certain changes in control or ownership of the company.
     The operational goals were tied to the following measures of our financial performance for the 2006 fiscal year, weighted as indicated: revenue (50% weighting) and earnings per share (50% weighting). For each executive officer, bonus opportunities for the revenue and earnings per share goals were established at threshold, target, above-target tier-I and above-target tier II levels of attainment, with the aggregate dollar amount of such bonuses not to exceed $4,908,300 for the 2006 fiscal year. No bonuses were to be paid under the plan unless those operational goals were each attained at not less than threshold level. At the time the goals were set in January, 2006, we believed that the goals, though aggressive in light of prior fiscal year goals, were attainable at the established target levels, but substantial uncertainty nevertheless existed as to the actual attainment of the goals at any of the established levels. Because the performance goals were aggressive, the bonus opportunity originally set for each executive officer at target level was between 90 percent and 150 percent of his base salary for the 2006 fiscal year, representing significantly higher percentages than have been set in past years. However, on March 14, 2006, the Compensation Committee reduced by 15% the dollar amount of the various bonus potentials previously approved for the executive officers for each level of attained company performance, and reduced the target earnings per share to reflect certain adjustments the Compensation Committee had intended to include at the time the target was set, but which were not actually included in the bonus plan document.
     For the purposes of determining whether the revenue and earnings per share objectives were met for the 2006 fiscal year, the Compensation Committee used the numbers we reported for financial statement purposes in accordance with generally accepted accounting principles in the United States (“GAAP”).
     In January 2007, the Compensation Committee determined that our financial performance for the 2006 year was below the threshold level for the revenue and earnings per share goals. As a result, no incentive bonuses were awarded under the plan.
     Long-Term Incentives. We have structured our long-term incentive program for executive officers in the form of equity awards under our 1993 Stock Option/Stock Issuance Plan (the “1993 Plan”). For many years stock option grants were the sole form of our equity awards. Currently, we use stock option grants in combination with other forms of equity awards available under the 1993 Plan to provide long-term incentives to our executive officers.
     Generally, the Compensation Committee approves equity awards each year in the first quarter of the fiscal year in connection with the annual review of the performance of our executive officers. In January 2007, the Compensation Committee approved a general policy to grant equity awards at a regularly scheduled meeting of the Compensation Committee, with such awards to be effective at the close of the second full trading day following the release of the Company’s earnings for the previous quarter and an exercise price equal to the closing price on the effective date.
     In December 2005, the Compensation Committee decided to accelerate the 2006 fiscal year option grants by making those grants in December 2005, before the Company became subject to the new stock-based compensation accounting rules under Statement of Financial Accounting Standards No. 123 (revised 2004) “FAS 123(R)”. By granting fully vested options at the end of the 2005 fiscal year with restrictions on the sale of the shares purchased under those options, the Company was able to avoid having to expense those options on its financial statements and thereby avoid impacting its reported earnings in the future. However, those options contain restrictions on the sale of the underlying shares which preclude the optionees from selling any shares acquired under those options and realizing any option gain until the sale restrictions lapse over periods ranging as long as two years.
     Each stock option grant is designed to align the interests of the executive officer with those of the shareholders and to provide each individual with a significant incentive to manage the company from the perspective of an owner with an equity stake in the business. Each grant allows the officer to acquire shares of our common stock at a fixed price per share (the closing selling price on the grant date) over a specified period, usually ten years. Other than the fully-vested options granted in December 2005, options granted in past years generally vest and become exercisable in a series of installments over a fifty month service period, contingent upon the officer’s continued employment with the company. Accordingly, each option will provide a return to the executive officer only to the extent he remains employed with us during the vesting period, and then only if the fair market value of the underlying shares appreciates over the period between grant and exercise of the option.
     In January 2006, the Compensation Committee began to award restricted stock units (“RSUs”) as part of our long-term incentive program. We believe that RSUs are a valuable addition to our long-term incentive program for several reasons, including ongoing concerns over the dilutive effect of option grants on our outstanding shares, our desire to have a more direct correlation between the FAS 123(R) compensation expense we must take for financial accounting purposes and the actual value delivered to our executive officers and other employees, and the fact that the incentive effects of RSUs are less subject to market volatility than stock options. Each RSU entitles the recipient to one share of our common stock at a designated issue date following the vesting of that unit, without the payment of an exercise price or other consideration. The units will vest in a series of three successive equal annual installments over the executive officer’s period of continued employment, subject to accelerated vesting in the event the officer’s employment terminates under certain circumstances or upon certain changes in control or ownership of the Company. The shares underlying the vested units will be issued following the completion of that three-year vesting period (or, if earlier, upon the occurrence of any of the accelerated vesting events), subject to the Company’s collection of the applicable withholding taxes.
     As part of the introduction of the RSU program, the Compensation Committee established certain guidelines as to the number of shares of the Company’s common stock for which long-term equity compensation awards are to be made to the executive officers in the future, but has the flexibility to make adjustments to those guidelines at its discretion. The current guidelines provide for the grant of equity awards in the form of combined stock option and RSU grants that involve fewer shares of common stock than in earlier years due to the inclusion of the RSU component.
     The equity awards made during the 2006 fiscal year to our chief executive officer and the other executive officers named in the Summary Compensation Table are set forth in that table and the accompanying Grants of Plan-Based Awards table. In determining the total number of shares to award each executive officer in the combined form of stock options and RSUs, the Compensation Committee’s objective historically has been to bring the total direct compensation (salary, bonus and equity) of each executive officer other than Mr. Zafiropoulo to a point between the 55th and the 65th percentile of the peer group, and to bring the total direct compensation of Mr. Zafiropoulo to a point between the 75th and the 90th percentile of the peer group. For such purpose, RSUs were valued at their closing selling price at issuance and option awards were valued on the basis of the fair value expense disclosed in the annual report on Form 10-K for the most recently completed fiscal year of each company in the peer group.
     The Compensation Committee believes that the new long-term incentive program involving a combination of RSUs and stock options will provide our executive officers and other employees with a competitive and more balanced equity compensation package, while at the same time reducing the total number of shares of our common stock issuable under those stock-based awards. This is particularly important for us, since the total direct compensation of our executive officers is weighted to the equity award component.
   Market Timing of Equity Awards. The Compensation Committee does not engage in any market timing of the equity awards made to the executive officers or other award recipients. Except as mentioned above for the December 2005 option grants, the awards for existing executive officers and employees are made in connection with the annual review process which generally occurs in the first quarter each year. Equity awards for new hires are typically made at the next scheduled Compensation Committee meeting following the employee’s hire date. It is our intent that all stock option grants have an exercise price per share equal to the fair market value per share on the grant date.
  Officer Employment Agreements.
     The Company has entered into Employment Agreements with Mr. Zafiropoulo and Mr. Wright. A summary of the material terms of those employment agreements, together with a quantification of the benefits available under the agreements, may be found in the section of this Annual Report on Form 10-K entitled “Executive Compensation and Other Information — Employment Contracts, Termination of Employment and Change in Control Arrangements.”
     During the 2006 fiscal year, the Compensation Committee addressed on several occasions the provision of lifetime retiree health (medical and dental) coverage to Mr. Wright and his spouse and finally decided to provide such coverage in the event Mr. Wright’s employment with the Company occurs (i) by reason of his retirement after attainment of age 62 and completion of at least 10 years of service with the Company or in connection with a change of control of the Company. The Compensation Committee believes that the retiree health care package for Mr. Wright and his spouse is fair and reasonable when we consider the years of service of Mr. Wright and the level of dedication and commitment that he has rendered to us over that period, the contributions he has made to our growth and financial success, and the value we expect to receive from retaining his services prior to his retirement.
     On January 30, 2006, the Company entered into an employment agreement with Mr. Rick Friedman, then the Company’s Senior Vice President, World-wide Sales. In connection with the termination of Mr. Friedman’s employment with the Company on January 14, 2007, the Company entered into a Separation and General Release Agreement and an amendment to his January 30, 2006 employment agreement (collectively, the “Separation Agreement”). Pursuant to the Separation Agreement, upon his execution of a general release in favor of the Company, Mr. Friedman became entitled to receive the severance benefits that he was entitled to receive under the January 30, 2006 employment agreement. Accordingly, Mr. Friedman became entitled to receive the following benefits: (i) 12 months of continued base salary, (ii) accelerated vesting of twenty- five percent of each outstanding equity award granted to him, (iii) an extension of the time to exercise his vested stock options of up to one year and 90 days following the termination of his employment and (iv) reimbursement of COBRA costs for continued medical coverage for up to 18 months.
     On November 24, 2003, the Company entered into an employment agreement with Mr. John Denzel, then the Company’s President and Chief Operating Officer. In connection with the termination of Mr. Denzel’s employment with the Company on November 3, 2006, the Company entered into a Separation and General Release Agreement and an Amended and Restated Employment Agreement with Mr. Denzel (collectively, the “Denzel Separation Agreement”). Pursuant to the Denzel Separation Agreement, upon his execution of a general release in favor of the Company, Mr. Denzel became entitled to receive the severance benefits that he was entitled to receive under the November 24, 2003 employment agreement, plus an additional benefit in the form of the accelerated vesting of twenty-five percent of each outstanding option granted to him before July 21, 2003. Accordingly, Mr. Denzel became entitled to receive the following benefits: (i) 12 months of continued base salary, (ii) acceleration of vesting of twenty five percent of each outstanding equity award granted to him, (iii) an extension of the time to exercise certain of his vested stock options of up to one year and 90 days following the termination of his employment and (iv) reimbursement of COBRA costs for continued medical coverage for up to 18 months.
     The Compensation Committee believes that the severance arrangements for Mr. Friedman and Mr. Denzel are fair and reasonable in consideration of the years of service of those officers and the level of dedication and commitment that they have rendered to us over those years.
     Executive Officer Perquisites. It is not our practice to provide our executive officers with any meaningful perquisites. We do, however, provide Mr. Zafiropoulo with a company automobile which he uses from time to time for personal matters.
     Other Programs. Our executive officers are eligible to participate in our 401(k) plan on the same basis as all other regular U.S. employees.
     Deferred Compensation Programs. In addition to the bonus component subject to mandatory deferral under the Company’s Long-Term Incentive Compensation Plan described under “Incentive Compensation” above, we maintain a non-qualified deferred compensation programs for our executive officers. Such program is described under the heading “Nonqualified Deferred Compensation” on page 13. However, we believe that the equity award component of each executive officer’s total direct compensation package should serve as a major source of wealth creation, including the accumulation of substantial resources to fund the executive officer’s retirement years.
  Compliance with Internal Revenue Code Section 162(m). Section 162(m) of the Internal Revenue Code disallows a tax deduction to publicly held companies for compensation paid to certain of their executive officers to the extent such compensation exceeds $1.0 million per covered officer in any year. The limitation applies only to compensation that is not considered to be performance-based under the terms of Section 162(m). The stock options granted to our executives have been structured to qualify as performance based compensation. Non-performance-based compensation paid to our executive officers for 2006 did not exceed the $1.0 million limit per officer. However, because we have begun to include service-vesting restricted stock units as a component of equity compensation, it is likely that the non-performance-based compensation payable to our executive officers will exceed the $1.0 million limit in one or more future years. We believe that in establishing the cash and equity incentive compensation programs for our executive officers, the potential deductibility of the compensation payable under those programs should be only one of a number of relevant factors taken into consideration, and not the sole governing factor. For that reason, we may deem it appropriate to provide one or more executive officers with the opportunity to earn incentive compensation, whether through cash bonus programs tied to our financial performance or through RSUs tied to the executive officer’s continued service, which may, together with base salary, exceed in the aggregate the amount deductible by reason of Section 162(m) or other provisions of the Internal Revenue Code. We believe it is important to maintain cash and equity incentive compensation at the levels needed to attract and retain the executive officers essential to our success, even if all or part of that compensation may not be deductible by reason of the Section 162(m) limitation.
Summary Compensation Information
     The following table provides certain summary information concerning the compensation earned for services rendered in all capacities to the Company and its subsidiaries for the year ended December 31, 2006 by the Company’s Chief Executive Officer, Chief Financial Officer and each of the Company’s two other most highly compensated executive officers whose total compensation for the 2006 year was in excess of $100,000. The listed individuals shall be hereinafter referred to as the “named executive officers.”

					Change in
					Pension Value
					and
					Nonqualified
Name			Stock	Option	Deferred		All
and Principal		Salary	Awards	Awards	Compensation		Other Compensation		Total
Position	Year	($)(1)	($)(2)	($)(3)	Earnings		($)		($)
(a)	(b)	(c)	(d)	(e)	(f)		(g)		(h)
Arthur W. Zafiropoulo, Chairman of the Board, Chief Executive Officer and President	2006	$555,000	$415,987	—	—		$16,978	(4)	$987,965

Bruce R. Wright, Senior Vice President, Finance, Chief Financial Officer and Secretary	2006	$273,837	$48,000	$24,836	—		$45,422	(5)	$392,095

John E. Denzel, Former President and Chief Operating Officer (8)	2006	$259,077	$70,778	$127,889	$18,994	(10)	$313,090	(6)	$770,834

Rick Friedman, Former Senior Vice President, World-wide Sales and Customer Services (9)	2006	$266,863	$47,176	—	$4,846	(11)	$800	(7)	$314,839

(1)	Includes amounts deferred under the Company’s 401(k) Plan, a qualified deferred compensation plan under section 401(k) of the Internal Revenue Code.

(2)	The amounts in column (d) reflect the dollar amount recognized for financial statement reporting purposes for the fiscal year ended December 31, 2006, in accordance with FAS 123(R), with respect to the portion of the stock awards which vested in that year, including awards which have been granted in earlier years. The reported dollar amount does not take into account any estimated forfeitures related to vesting conditions. Assumptions used in the calculation of this amount are included in footnote 5 to the Company’s audited financial statements for the fiscal year ended December 31, 2006 included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 7, 2007. Except for Mr. Denzel, none of the named executive officers forfeited any stock awards during the 2006 fiscal year. Mr. Denzel forfeited restricted stock units covering 5,625 shares of the Company’s common stock in the 2006 fiscal year as a result of the termination of his employment.

(3)	The amounts in column (e) reflect the dollar amount recognized for financial statement reporting purposes for the fiscal year ended December 31, 2006, in accordance with FAS 123(R), with respect to the portion of the option awards which vested in that year, including awards which have been granted in earlier years. The reported dollar amount does not take into account any estimated forfeitures related to vesting conditions. Assumptions used in the calculation of this amount are included in footnote 5 to the Company’s audited financial statements for the fiscal year ended December 31, 2006 included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 7, 2007. Except for Mr. Denzel, none of the named officers forfeited any stock options during the 2006 fiscal year. Mr. Denzel forfeited 56,250 option shares in the 2006 fiscal year as a result of the termination of his employment.

(4)	Represents (i) a matching contribution by the Company to the named executive officer’s account under our 401(k) Plan in the amount of $2,000 and (ii) $14,978 attributable to the non-business use of a Company car provided to Mr. Zafiropoulo.

(5)	Represents (i) a matching contribution by the Company to the named executive officer’s account under our 401(k) Plan in the amount of $2,000 and (ii) $43,422 attributable to the amount accrued by the Company for the 2006 fiscal year with respect to a lifetime retiree health (medical and dental) coverage benefit approved for Mr. Wright in such year. For further information regarding such benefit, please see the section entitled “Officer Employment Agreements” in the Company’s Compensation Discussion and Analysis.

(6)	Represents payments pursuant to a severance agreement with Mr. Denzel, including (i) $275,000 in severance pay to be paid in 12 equal monthly installments beginning on May 4, 2007, and (ii) $38,090 attributable to COBRA coverage provided at the Company’s cost for Mr. Denzel and his dependents for an eighteen-month period. For further information regarding Mr. Denzel’s severance agreement, please see the section entitled “Officer Employment Agreements” in the Company’s Compensation Discussion and Analysis.

(7)	Represents a matching contribution by the Company to the named executive officer’s account under our 401(k) Plan.

(8)	Mr. Denzel’s employment with the Company terminated on November 4, 2006.

(9)	Mr. Friedman’s employment with the Company terminated on January 14, 2007.

(10)	Represents 2006 investment earnings on Mr. Denzel’s nonqualified deferred compensation account. The earnings correspond to the actual market earnings on a select group of investment funds utilized to track the notional investment return on the account balance for the 2006 fiscal year. The Company has not made any determination as to which portion of such earnings may be considered above market for purposes of column (f) of this table and has elected to report the entire amount of such earnings.

(11)	Represents 2006 investment earnings on Mr. Friedman’s nonqualified deferred compensation account. The earnings correspond to the actual market earnings on a select group of investment funds utilized to track the notional investment return on the account balance for the 2006 fiscal year. The Company has not made any determination as to which portion of such earnings may be considered above market for purposes of column (f) of this table and has elected to report the entire amount of such earnings.
Grants of Plan-Based Awards
     The following table provides certain summary information concerning each grant of an award made to a named executive officer in the 2006 Fiscal Year under a compensation plan.

					All Other
					Stock
					Awards:
					Number
		Potential Payouts			of
		Under Non-Equity Incentive			Shares	Grant Date Fair
		Plan Awards (1)			of Stock	Value of Equity
	Grant	Threshold	Target	Maximum	or Units	Awards
Name	Date	($)	($)	($)	(#)(2)	($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)
Arthur W. Zafiropoulo	1/31/06	—	—	—	65,000 (2)	1,248,000
	—	416,250	832,500	2,497,500	—	—
Bruce R. Wright	1/31/06	—	—	—	7,500 (2)	144,000
	—	137,500	275,000	825,000	—	—
John E. Denzel	1/31/06	—	—	—	7,500 (3)	144,000
	—	151,800	303,600	910,800	—	—
Rick Friedman	1/31/06	—	—	—	5,000 (4)	96,000
	—	112,500	225,000	675,000	—	—

(1)	Reflects the potential payouts under the Company’s 2006 Executive Officer Incentive Compensation Plan based on the Company’s performance during the 2006 year. No amounts were earned under such plan in 2006 because the Company’s performance for the 2006 fiscal year did not attain threshold levels. For more information regarding the 2006 Executive Officer Incentive Compensation Plan, please see the section entitled “Incentive Compensation” in the Company’s Compensation Discussion and Analysis.

(2)	Reflects restricted stock units (“RSUs”) granted under the Company’s 1993 Stock Option/Stock Issuance Plan. Each RSU entitles the recipient to one share of the Company’s common stock at a designated date following the vesting of that unit. The units will vest in a series of three successive equal annual installments over the named executive officer’s period of continued employment; subject to accelerated vesting in the event his employment terminates under certain circumstances or upon certain changes in control or ownership of the Company. The shares underlying the vested units will be issued following the completion of that three-year vesting period or (if earlier) upon the occurrence of any of the accelerated vesting events.

(3)	Reflects RSUs granted to Mr. Denzel with the vesting and issuance schedule described in Footnote 2, above. However, in connection with the termination of his employment, 25% of the shares subject to Mr. Denzel’s RSUs vested on an accelerated basis, and the remaining units were canceled and ceased to be outstanding. Accordingly, 1,875 shares of the Company’s common stock will be issued to Mr. Denzel on May 4, 2007.

(4)	Reflects RSUs granted to Mr. Friedman with the vesting and issuance schedule described in Footnote 2, above. One-third of the RSUs vested on January 1, 2007 pursuant to such schedule. In connection with the termination of his employment in January 2007, an additional 25% of the shares then subject to Mr. Friedman’s RSU award vested on an accelerated basis, and the remaining units were cancelled and ceased to be outstanding. Accordingly, a total of 2,916 shares of the Company’s common stock will be issued to Mr. Friedman on July 15, 2007.
Outstanding Equity Awards at Fiscal Year-End
     The following table provides certain summary information concerning outstanding equity awards held by the named executive officers as of December 31, 2006.

	Option Awards
	Number of	Number of			Stock Awards
	Securities	Securities			Number of	Market Value
	Underlying	Underlying			Shares or Units	of Shares or
	Unexercised	Unexercised	Option	Option	of Stock That	Units of Stock
	Options (#)	Options (#)	Exercise	Expiration	Have Not	That Have Not
Name	Exercisable	Unexercisable	Price ($)	Date	Vested (#)	Vested ($)(4)
(a)	(b)	(c)	(d)	(e)	(f)	(g)
Arthur W. Zafiropoulo					43,334 (2)	$540,808
	65,000 (1)		$16.16	12/16/2015
	7,082		$14.12	1/22/2015
	72,918		$14.12	1/22/2015
	80,000		$16.01	10/19/2014
	200,000		$21.83	7/20/2013
	125,000		$11.36	1/27/2013
	7,339		$13.67	7/15/2012
	92,661		$13.67	7/15/2012
	80,000		$13.96	1/29/2012
	8,382		$23.82	7/24/2011
	91,618		$23.82	7/24/2011
	38,308		$27.82	4/17/2011
	22,000		$13.375	4/19/2009
Bruce R. Wright					5,000 (2)	$62,400
	30,000 (1)		$16.16	12/16/2015
	40,000		$14.12	1/22/2015
	40,000		$16.01	10/19/2014
	160,000		$21.83	7/20/2013
	72,039	2,961 (5)	$11.36	1/27/2013
	60,000		$13.67	7/15/2012
	20,000		$13.96	1/29/2012
	30,000		$23.82	7/24/2011
	24,500		$27.82	4/17/2011
	76,000		$11.875	4/18/2010
	56,000		$13.125	5/31/2009
John E. Denzel
	40,000		$14.12	03/14/2008
	150,000		$21.83	03/14/2008
	40,000		$16.01	03/14/2008
	45,000		$13.67	03/14/2008
	25,000		$23.82	03/14/2008
	25,000		$15.625	03/14/2008
	3,000		$27.82	3/14/2008
	10,000		$17.625	03/14/2008
	9,500		$19.00	03/14/2008
	30,000		$16.16	03/14/2008
	200		$17.50	03/14/2008
Rick Friedman					3,334 (3)	$41,608
	200,000		$15.00	4/14/2008
	15,000		$16.01	4/14/2008
	40,000		$14.12	4/14/2008
	20,000		$16.16	4/14/2008

(1)	The option was fully vested at the time of grant. However, any shares purchased under such option will be subject to certain transfer restrictions which prelude any sale of those shares until the restrictions lapse on December 31, 2007.

(2)	Reflects RSUs granted under the Company’s 1993 Stock Option/Stock Issuance Plan. Each RSU entitles the recipient to one share of the Company’s common stock at a designated date following the vesting of that unit. The units will vest in a series of three successive equal annual installments over the named executive officer’s period of continued employment; subject to accelerated vesting in the event his employment terminates under certain circumstances or upon certain changes in control or ownership of the Company. The shares underlying the vested units will be issued following the completion of that three-year vesting period or (if earlier) upon the occurrence of any of the accelerated vesting events.

(3)	Reflects RSUs granted to Mr. Friedman with the vesting and issuance schedule described in Footnote 2, above. In connection with the termination of his employment on January 14, 2007, 1,250 shares vested on an accelerated basis, and the remaining units were cancelled and ceased to be outstanding. Such shares will be issued to Mr. Friedman on July 15, 2007.

(4)	Based on the $12.48 closing price of the Company’s common stock on December 29, 2006.

(5)	The option vests in accordance with the following schedule: 50% of the option shares vested on the one year anniversary of the option grant date and the remaining option shares vest in a series of 38 equal monthly installments measured from one year anniversary of the option grant date, provided Mr. Wright continues to provide services to the Company through each such date. The option was granted on January 28, 2003 for a total number of 75,000 option shares.
Option Exercises and Stock Vested
     The following table sets forth for each of the named executive officers, the number of shares of the Company’s common stock acquired and the value realized on each exercise of stock options during the year ended December 31, 2006, and the number and value of shares of the Company’s common stock subject to each restricted stock or restricted stock unit award that vested during the year ended December 31, 2006. No stock appreciation rights were exercised by the named executive officers during the 2006 fiscal year, and none of those officers held any stock appreciation rights as of December 31, 2006.

	Option Awards		Stock Awards
	Number of		Number of
	Shares Acquired	Value Realized	Shares Acquired	Value Realized
Name	on Exercise (#)	on Exercise ($)(1)	on Vesting (#)	on Vesting ($)(2)
(a)	(b)	(c)	(d)	(e)
Arthur W. Zafiropoulo	—	—	21,666	$270,392
Bruce R. Wright	—	—	2,500	$31,200
John E. Denzel	24,750	$56,502	1,875	$23,400
Rick Friedman	—	—	1,666	$20,792

(1)	Value realized is determined by multiplying (i) the amount by which the market price of the common stock on the date of exercise exceeded the exercise price by (ii) the number of shares for which the options were exercised.

(2)	Value realized is determined by multiplying (i) the market price of the common stock on the applicable vesting date by (ii) the number of shares as to which each award vested on such date.
Nonqualified Deferred Compensation
     The following table shows the deferred compensation activity for the each named executive officer during the 2006 fiscal year under the Company’s Executive Deferred Compensation Plan.

	Executive	Registrant		Aggregate
	Contributions	Contributions	Aggregate	Withdrawals/	Aggregate
	in Last FY	in Last FY	Earnings in	Distributions	Balance at
Name	($)	($)	Last FY ($)	($)	Last FYE ($)
(a)	(b)	(c)	(d)	(e)	(f)
Arthur W. Zafiropoulo	—	—	—	—	—
Bruce R. Wright	—	—	—	—	—
John E. Denzel	—	—	$18,994 (1)	—	$427,193	(1)(2)
Rick Friedman	—	—	$4,846 (3)	—	$57,526	(3)(4)

(1)	Represents a rate of return for the 2006 fiscal year of approximately 4.6%. The amount in this column is included in “Change in Pension Value and Nonqualified Deferred Compensation Earnings” column of the Summary Compensation Table on page 10 of this Form 10-K/A and is also included in column (f) of this table. The amount corresponds to a composite of the actual market earnings on a select group of investment funds utilized to track the notional investment return on the account balance for the 2006 fiscal year. The investment funds so utilized and the rate of return for each such fund for the 2006 year were as follows: SLD CB AIM Capital Appreciation ( 0% rate of return), SLD CB ING Marsico Growth Portfolio ( -1.85% rate of return), SLD CB ING Limited Maturity Bond Portfolio (3.49 % rate of return), SLD CB ING Liquid Assets Portfolio ( 1.23% rate of return), SLD CB ING Oppenheimer Main Street Core ( 1.41% rate of return), SLD CB ING MFS Total Return Portfolio ( 4.59% rate of return), SLD CB ING T. Rowe Price Divsf MidCap Growth ( -0.22% rate of return), SLD CB Fidelity Growth (4.29% rate of return), SLD ING JPMorgan Small Cap core Equity ( -17.95% rate of return), SLD ING Stock Index ( 3.30% rate of return), SLD ING Lord Abbett U.S. Government Securities ( 12.61% rate of return), SLD CB ING T. Rowe Price Equity Income Portfolio ( 4.09% rate of return), SLD ING Evergreen Omega Portfolio ( 3.20% rate of return) and the SLD ING FMR Large Cap Growth ( -3.01% rate of return).

(2)	In connection with his termination of employment, Mr. Denzel received a lump sum distribution of $317,202 of his account balance under the Plan in January, 2007. The remainder of Mr. Denzel’s account balance under the Plan will be distributed in a lump sun on May 4, 2007.
(3)	Represents a rate of return for the 2006 fiscal year of approximately 8.5%. The amount in this column is included in “Change in Pension Value and Nonqualified Deferred Compensation Earnings” column of the Summary Compensation Table on page 10 of this Form 10-K/A and also included in column (f) of this table. The amount corresponds to a composite of the actual market earnings on a select group of investment funds utilized to track the notional investment return of the account balance for the 2006 fiscal year. The investment funds so utilized and the rate of return for each such fund for the 2006 year were as follows: SLD CB ING Marsico Growth Portfolio ( 5.22% rate of return), SLD CB ING Limited Maturity Bond Portfolio (3.45% rate of return), SLD CB ING MFS Total Return Portfolio (10.80% rate of return), SLD CB ING T. Rowe Price Divsf MidCap Growth ( 8.75% rate of return), SLD CB AIM VI High Yield Fund CI I ( 0% rate of return), SLD CB Alger American MidCap Growth (0% rate of return), SLD CB ING T.Rowe Price Equity Income Portfolio (17.25% rate of return), SLD ING VP High Yield Bond (9.19% rate of return).

(4)	In connection with his termination of employment, Mr. Friedman received a lump sum distribution of his account balance under the Plan in January, 2007.
     Executive Deferred Compensation Plan. The Company has established the Executive Deferred Compensation Plan in order to provide its executive officers and other key employees with the opportunity to defer all or portion of their cash compensation each year. Pursuant to the plan, each participant can elect do defer between 1% and 100% of his or her salary, commissions, bonuses and other awards. Each participant’s contributions to the plan are credited to an account maintained in his or her name on the Company’s books, in which the participant is fully vested at all times. The account is credited with notional earnings (or losses) based on the participant’s investment elections among a select group of investment funds utilized to track the notional investment return on the account balance. There are a total of 17 investment funds available for election, and the participant may change his or her investment choices daily. Upon the participant’s termination of employment for reasons other than retirement or disability, he or she will receive a lump sum distribution of his or her account balance within 60 days following the termination date. Upon the participant’s disability or retirement, his or her account balance will be distributed in a lump sum, or in 12 or more monthly installments (but not more than 180), pursuant to the participant’s prior election. In the event a participant dies prior to receiving a distribution under the plan, his or her beneficiary will receive a lump-sum distribution of the participant’s account balance under the plan. In the event a participant dies after his or her account balance has begun to be distributed, the balance of that account balance will be distributed to the participant’s beneficiary in accordance with the distribution schedule that had already begun.
Compensation of Directors
     The following table sets forth certain information regarding the compensation of each non-employee director for service on the Board of Directors during the 2006 fiscal year.

	Fees Earned or Paid
Name	in Cash ($)(1)	Option Awards ($)(2)	Total ($)
(a)	(b)	(c)	(d)
Joel F. Gemunder	33,000	58,951	91,951
Nicholas Konidaris	36,000	58,951	94,951
Rick Timmins	42,000	58,951	100,951
Dennis R Raney	37,000	63,292	100,292
Henri Richard	16,000	46,022	62,022
Vincent F. Sollito	38,000	58,951	96,951
Thomas D. George (3)	12,000	34,064	46,064

(1)	Consists of the annual retainer and meeting fees for service as members of the Company’s Board of Directors. For further information concerning such fees, see the section below entitled “Director Annual Retainer and Meeting Fees.”

(2)	The amounts in column (c) reflect the dollar amount recognized for financial statement reporting purposes for the fiscal year ended December 31, 2006, in accordance with FAS 123(R), with respect to the portion of the option awards which vested in that year, including awards which have been granted in earlier years. The reported dollar amount does not take into account any estimated forfeitures related to vesting conditions. Assumptions used in the calculation of this amount are included in footnote 5 to the Company’s audited financial statements for the fiscal year ended December 31, 2006, included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 7, 2007. None of the non-employee directors forfeited any stock options during the 2006 fiscal year. As of December 31, 2006 the following non-employee directors held options to purchase the following number of shares of the Company’s common stock: Mr. Gemunder, 68,000 shares; Mr. Konidaris, 56,000 shares; Mr. Timmins, 56,000 shares; Mr. Raney, 36,000 shares; Mr. Richard, 12,000 shares; Mr. Sollito, 56,000 shares; and Mr. George, 0 shares. Pursuant to the Automatic Option Grant Program of the Company’s 1993 Stock Option/Stock Issuance Plan, Messrs. Gemunder, Konidaris, Timmins, Raney and Sollito, each received an option to purchase 8,000 shares of the Company’s common stock with an exercise price per share of $13.51 at the 2006 Annual Meeting, and each such option had a grant date fair value under FAS 123(R) of $54,572. Pursuant to such program, Mr. Richard received an option to purchase 12,000 shares of common stock with an exercise price per share of $21.45 upon his appointment to the Board, and such option had a grant date fair value under FAS 123(R) of $130,725. For further information concerning the grant of options to non- employee directors under the Automatic Option Grant Program of the Company’s 1993 Stock Option/Stock Issuance Plan, see the section below entitled “1993 Stock Option/Stock Issuance Plan”.

(3)	Mr. George retired from the Company’s board of directors on July 18, 2006, the date of the 2006 Annual Meeting of Stockholders.
     Director Annual Retainer and Meeting Fees. During the fiscal year ended December 31, 2006, the cash compensation paid to the non-employee Board members was as follows: (i) an annual retainer fee of $25,000 for the Chairman of the Audit Committee, $24,000 for the Chairman of the Compensation Committee and $20,000 for each of the other non-employee Board members; (ii) a per meeting fee for Audit Committee meetings that do not occur on the same day as regular Board meetings of $2,500; (iii) a per meeting fee for meetings of the other Board committees that do not occur on the same day as regular Board meetings of $1,000; and (iv) a per meeting fee for Board meetings of $1,000. The Company also reimburses each non-employee Board member for expenses incurred in connection with his attendance at such Board and committee meetings.
     In January 2007 the Board increased the cash compensation of non-employee Board members for their service on the Board or any Board committee in the 2007 year. The cash compensation to be paid to the non-employee Board members for the 2007 year is as follows: (i) an annual cash retainer fee of $30,000, (ii) an additional cash fee of $10,000 for service as Chairman of the Audit Committee, (iii) an additional cash fee of $7,500 for service as Chairman of any standing Board committee other than the Audit Committee, (iv) a cash fee of $2,000 per Board meeting, (v) a cash fee of $2,000 per standing Board committee meeting (except no fee for a Board committee meeting held on the same day as a Board meeting), and (vi) a cash fee of $1,000 per standing Board committee meeting held on the day before or after a Board meeting at the Company’s headquarters.
     1993 Stock Option/Stock Issuance Plan. Pursuant to the Automatic Option Grant Program in effect under the 1993 Plan, each individual who becomes a non-employee Board member automatically is granted, on the date of his or her initial election or appointment to the Board, a non-statutory stock option to purchase 12,000 shares of the Company’s common stock. The option will have an exercise price equal to the fair market value per share of common stock on the applicable grant date and a maximum term of ten (10) years measured from such grant date, subject to earlier termination following the optionee’s cessation of Board service. The option will be immediately exercisable for all of the option shares, but any unvested shares purchased upon exercise of the option will be subject to repurchase by the Company, at the exercise price paid per share, upon the optionee’s cessation of Board service prior to vesting in those shares. The shares will vest as follows: (i) fifty percent (50%) of the shares will vest upon completion of one (1) year of Board service measured from the grant date and (ii) the remaining shares will vest in three (3) successive equal annual installments upon completion of each of the next three (3) years of Board service thereafter. Mr. Richard received his initial 12,000-share option grant under the Automatic Option Grant Program on April 18, 2006 upon his appointment to the Board as a non-employee director. The grant has an exercise price of $21.45 per share, the fair market value per share of the Company’s common stock on the grant date.
     Pursuant to the Automatic Option Grant Program in effect under the 1993 Plan, on the date of each Annual Meeting of Stockholders, each non-employee Board member who is to continue to serve on the Board, whether or not he or she is standing for re-election to the Board at that particular Annual Meeting, and who has served on the Board at least six months receives an automatic option grant for 8,000 shares of the Company’s common stock. Each such option will have an exercise price per share equal to the fair market value per share of the common stock on the grant date and a maximum term of ten (10) years measured from that date, subject to the earlier termination following the optionee’s cessation of Board service. The option is immediately exercisable for all the option shares. However, any unvested shares purchased upon exercise of the option will be subject to repurchase by the Company, at the option exercise price paid per share, upon the optionee’s cessation of Board service prior to vesting in those shares. The shares subject to each such 8,000-share grant will vest upon the earlier of (i) the optionee’s completion of one (1) year of Board service measured from the grant date and (ii) the optionee’s continuation in Board service through the day immediately preceding the date of the first Annual Meeting of Stockholders following the grant date. On July 18, 2006, the date of the 2006 Annual Meeting of Stockholders, Messrs. Konidaris, Timmins, Raney, Richard and Sollito, each received, as a continuing non-employee director, an option grant under the Automatic Option Grant Program for 8,000 shares of the Company’s common stock with an exercise price of $13.51 per share, the fair market value per share of the common stock on that date.
     The shares subject to each outstanding option under the Automatic Option Grant Program will vest immediately upon an acquisition of the Company by merger or asset sale or upon certain other changes in control or ownership of the Company. Upon the successful completion of a hostile tender offer for more than 50% of the Company’s outstanding common stock, each automatic option grant made prior to January 1, 2006 may be surrendered to the Company in return for a cash distribution from the Company in an amount per surrendered option share equal to the excess of (i) the fair market value per share of the Company’s common stock on the date the option is surrendered to the Company or, if greater, the highest reported price per share of such common stock paid in the tender offer, over (ii) the option exercise price payable per share.
     In light of his exceptional services as a non-employee Board member, Mr. Richard was granted a stock option to purchase 8,000 shares of the Company’s common stock, effective on February 5, 2007, with an exercise price per share equal to $11.96, the fair market value of the Company’s common stock on such date. This option grant represented the same number of option shares and vested on the same vesting schedule as the option that Mr. Richard would have received under the Automatic Option Grant Program at the 2006 Annual Meeting, if he had completed six months of Board service prior to the 2006 Annual Meeting date.

Employment Contracts, Termination of Employment Agreements and Change of Control
     The Compensation Committee of the Board of Directors has the authority as the plan administrator of the Company’s 1993 Plan to provide for accelerated vesting of any shares of the Company’s common stock subject to outstanding equity awards held by the Chief Executive Officer and the Company’s other executive officers in the event their employment were to be terminated (whether involuntarily or through a resignation for good reason) following (i) an acquisition of the Company by merger or asset sale or (ii) a change in control of the Company effected through the acquisition of more than 50% of the Company’s outstanding common stock or through a change in the majority of the Board as a result of one or more contested elections for Board membership.
     In November 2003, the Company entered into employment agreements with Messrs. Zafiropoulo, Denzel and Wright, effective as of January 1, 2004, and in January 2006, the Company entered into an employment agreement with Mr. Friedman, effective as of February 1, 2006.
     Employment Agreement with Mr. Zafiropoulo
     The Company has entered into an employment agreement with Mr. Zafiropoulo that provides that he will serve as the Chief Executive Officer of the Company and that the Company will use its reasonable best efforts to see that he is elected as a member of the Board of Directors and as Chairman of the Board as long as he remains employed by the Company under the employment agreement. The employment agreement also provides for a base salary of $555,000, a target bonus of up to 60% of base salary (which can be increased by the Compensation Committee and which was initially set at 150% for the 2006 fiscal year) and stock option or other equity awards. In addition, Mr. Zafiropoulo’s employment agreement also provides for lifetime retiree health (medical and dental) coverage for Mr. Zafiropoulo and his spouse. If the retiree health benefit becomes taxable to Mr. Zafiropoulo or his spouse, the Company will pay him or her a “gross-up” payment to cover the taxes attributable to such coverage and any taxes that apply to the gross-up payment.
     Mr. Zafiropoulo’s employment may be terminated by either party at any time, with or without cause. If the Company terminates his employment for any reason other than cause, or in the event of his death, disability or resignation for good reason, Mr. Zafiropoulo (or his beneficiary) will be entitled to receive the deferred portions of any annual bonuses previously earned, 12 months of continued base salary at the rate then in effect, accelerated vesting of 25% of the stock options and other equity awards granted to him on or after July 21, 2003, an extension of the time to exercise those vested stock options of up to one year and 90 days following the termination of his employment and continued use of a Company car for 12 months. In addition, the Board of Directors may, in its discretion, partially accelerate vesting and extend the exercise period for options granted prior to July 21, 2003.
     If, however, Mr. Zafiropoulo’s employment terminates for any reason in connection with a change of control of the Company, then he will, instead, receive the deferred portions of any annual bonuses previously earned, 24 months of continued base salary at the rate then in effect (or, if greater, in effect immediately prior to the change of control) and continued use of a Company car for 24 months. In addition, regardless of whether Mr. Zafiropoulo’s employment is terminated following a change of control of the Company, the stock options and other equity awards granted to him on or after July 21, 2003 will fully vest upon a change of control, and the time for exercising those options will be extended up to one year and 90 days following the termination of his employment. In addition, upon a change of control, the Board of Directors may, in its discretion, fully accelerate vesting and extend the exercise period for options granted prior to July 21, 2003. If Mr. Zafiropoulo incurs an excise tax under Section 4999 of the Internal Revenue Code (relating to “excess parachute payments”) with respect to any payments he receives from the Company, the Company will make a “gross-up” payment to Mr. Zafiropoulo to cover this excise tax liability and any income and employment taxes that apply to the gross-up payment.
     For this purpose, a change of control generally includes:
•       Acquisition of more than 50% of the Company’s voting stock by any person or group of related persons;
•       Change in membership on the Board of Directors such that a majority of the directors who are currently on the Board of Directors, and those nominated by such directors, no longer constitute a majority of the Board of Directors;
•       Consummation of a merger or consolidation in which the Company is not the surviving entity;
•      Sale, transfer or other disposition of all or substantially all of the Company’s assets; or
•      A reverse merger in which the Company is the surviving entity but in which the Company’s stockholders before the merger do not own more than 50% of the voting stock after the merger.
     Employment Agreement with Mr. Wright
     Mr. Wright’s employment agreement provides that he will serve as the Senior Vice President, Finance, Chief Financial Officer, and Secretary of the Company. The employment agreement provides for a base salary of $275,000, a target bonus of up to 40% of base salary (which can be increased by the Compensation Committee and which was initially set at 100% for fiscal year 2006) and stock option or other equity awards.

     Mr. Wright’s employment may be terminated by either party at any time, with or without cause. If the Company terminates his employment for any reason other than cause, or in the event of his death, disability or resignation for good reason, Mr. Wright (or his beneficiary) will be entitled to receive the deferred portions of any annual bonuses previously earned, 12 months of continued base salary at the rate then in effect, accelerated vesting of 25% of the stock options and other equity awards granted to him on or after July 21, 2003, an extension of the time to exercise those vested stock options of up to one year and 90 days following the termination of his employment and, except in the case of death, reimbursement of COBRA costs for continued medical coverage for up to 18 months following termination of his employment. In addition, the Board of Directors may, in its discretion, partially accelerate vesting and extend the exercise period for options granted prior to July 21, 2003.
     If, however, Mr. Wright’s employment terminates for any reason in connection with a change of control of the Company, then he will, instead, receive the deferred portions of any annual bonuses previously earned and 24 months of continued base salary at the rate then in effect (or, if greater, in effect immediately prior to the change of control) and reimbursement of COBRA costs for continued medical coverage for up to 18 months following the termination of his employment. In addition, regardless of whether Mr. Wright’s employment is terminated following a change of control of the Company, the stock options and other equity awards granted to him on or after July 21, 2003 will fully vest upon a change of control, and the time for exercising those options will be extended up to one year and 90 days following the termination of his employment. In addition, the Board of Directors may, in its discretion, fully accelerate vesting and extend the exercise period for options granted prior to July 21, 2003. A change of control in Mr. Wright’s employment agreement has the same meaning as in Mr. Zafiropoulo’s employment agreement described above.
     In January 2007 the Compensation Committee amended Mr. Wright’s employment agreement to provide Mr. Wright and his spouse with lifetime retiree health (medical and dental) coverage under either of the following two circumstances: (i) if at the time of his retirement from the Company Mr. Wright is over 62 years old and has accumulated at least 10 years of service with the Company, or (ii) in the event of a change of control of the Company.
     Separation Agreement with Mr. Denzel
     The terms of Mr. Denzel’s employment agreement, effective January 1, 2004, were substantially similar to the agreement described above for Mr. Wright. In connection with the termination of Mr. Denzel’s employment with the Company on November 3, 2006, the Company entered into a Separation and General Release Agreement and an Amended and Restated Employment Agreement (collectively, the “Denzel Separation Agreement”) with Mr. Denzel. Pursuant to the Denzel Separation Agreement upon Mr. Denzel’s execution of a general release in favor of the Company he became entitled to receive the severance benefits that he was entitled to receive under the original employment agreement, plus an additional benefit in the form of the accelerated vesting of twenty-five percent of each outstanding option granted to him before July 21, 2003. Pursuant to such agreement, Mr. Denzel became entitled to receive the following benefits: (i) 12 months of continued base salary, (ii) acceleration of vesting of twenty five percent of each outstanding equity award granted to him, whether before or after July 21, 2003, (iii) an extension of the time to exercise certain of his vested stock options of up to one year and 90 days following the termination of his employment and (iv) reimbursement of COBRA costs for continued medical coverage for up to 18 months.
     Separation Agreement with Mr. Friedman
     The terms of Mr. Friedman’s employment agreement, dated January 30, 2006, were substantially similar to the agreement described above for Mr. Wright. In connection with the termination of Mr. Friedman’s employment with the Company on January 14, 2007, the Company entered into a Separation and General Release Agreement and an amendment to the January 30, 2006 employment agreement (collectively, the “Separation Agreement”). Pursuant to the Separation Agreement, upon Mr. Friedman’s execution of a general release in favor of the Company, Mr. Friedman became entitled to receive the severance benefits that he was entitled to receive under the January 30, 2006 employment agreement. Pursuant to such agreement, Mr. Friedman became entitled to receive the following benefits: (i) 12 months of continued base salary, (ii) acceleration of vesting of twenty five percent of each outstanding equity award granted to him, (iii) an extension of the time to exercise his vested stock options of up to one year and 90 days following the termination of his employment and (iv) reimbursement of COBRA costs for continued medical coverage for up to 18 months.
     Quantification of Benefits
  The charts below quantify the potential payments Mr. Zafiropoulo and Mr. Wright would receive based upon the following assumptions:
   (i) the executive’s employment terminated on December 31, 2006 under circumstances entitling him to severance benefits under his employment agreement,
   (ii) as to any benefits tied to the executive’s rate of base salary, the rate of base salary is assumed to be the executive’s rate of base salary as of December 31, 2006, and

   (iii) with respect to the first chart below, as to any benefits tied to a change in control, the change in control is assumed to have occurred on December 31, 2006 and the change in control consideration paid per share of outstanding common stock is assumed to be equal to the closing selling price of our common stock on December 29, 2006, which was $12.48 per share.
     Benefits Received Upon Termination in Connection with a Change in Control

			Accelerated
			Vesting
			Equity
			Awards /
		Lifetime	Extension	Continued
		Retiree	of Stock	Use of
	Salary	Medical	Option	Company	Excise Tax
Executive	Continuation	Coverage	Term	Automobile	Gross-Up
Mr. Zafiropoulo	$1,110,000	$458,003 (1)	$1,711,876 (2)	$30,000	—
Mr. Wright	$542,820	$272,083	$894,907 (2)	—	—

(1)	Includes a gross-up payment to cover the taxes attributable to such coverage and any taxes that apply to such gross-up payment.

(2)	Represents (i) the intrinsic value of the accelerated vesting of the named executive officer’s unvested restricted stock units, based on the $12.48 closing selling price of the Company’s common stock on December 29, 2006 plus (ii) the value of the extension of the option term of all outstanding options held by the named executive officer on December 31, 2006 from 90 days to 455 days, estimated by using the Black-Scholes option pricing model, in accordance with the provisions of SFAS 123R.
     Benefits Received Upon Termination Not in Connection with a Change in Control

				Accelerated
				Vesting
				Equity
				Awards/
		Lifetime		Extension
		Retiree		of Stock	Continued Use
	Salary	Medical		Option	of Company
Executive	Continuation	Coverage	COBRA	Term	Automobile
Mr. Zafiropoulo	$555,000 (1)	$458,003 (1)	—	$1,373,868 (2)	$15,000
Mr. Wright	$271,410	—	$28,128	$855,907 (2)	—

(1)	Includes a gross-up payment to cover the taxes attributable to such coverage and any taxes that apply to such gross-up payment.

(2)	Represents (i) the intrinsic value of the accelerated vesting of the named executive officer’s unvested restricted stock units, based on the $12.48 closing selling price of the Company’s common stock on December 29, 2006 plus (ii) the value of the extension of the option term of all outstanding options held by the named executive officer on December 31, 2006 from 90 days to 455 days, estimated by using the Black-Scholes option pricing model, in accordance with the provisions of SFAS 123R.
     The following chart quantifies the amounts payable to Messrs. Denzel and Friedman in connection with the termination of their employment on November 3, 2006 and January 14, 1007, respectively:

			Accelerated
			Vesting
			Equity
			Awards/
			Extension
			of Stock
			Option
	Salary		Term
Executive	Continuation	COBRA	(1)
Mr. Denzel	$275,000	$38,090	$509,482
Mr. Friedman	$250,000	$38,090	$476,403

(1)	Represents (i) the intrinsic value of the accelerated vesting of the named executive officer’s unvested restricted stock units, and/or stock options based on the $12.48 closing selling price of the Company’s common stock on December 29, 2006 plus (ii) the value of the extension of the option term of all outstanding options held by the named executive officer on December 31, 2006 from 90 days to 455 days, estimated by using the Black-Scholes option pricing model, in accordance with the provisions of SFAS 123R.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION
          Messrs. Gemunder, Richard and Sollitto served as members of the Company’s Compensation Committee during the fiscal year completed December 31, 2006. No member of the Compensation Committee is a former or current officer or employee of the Company or any of its subsidiaries. No executive officer of the Company serves as a member of the board of directors or compensation committee of any entity which has one or more of its executive officers serving as a member of the Company’s Board of Directors or Compensation Committee. The Board of Directors has determined that because of the relationship between the Company and Advanced Micro Devices, Inc. (“AMD”), a company with which Mr. Richard is affiliated, which relationship is described under the section entitled “Certain Relationships and Related Transactions” below, Mr. Richard no longer qualifies as an independent director under such Rule and no longer serves as a member of the Company’s Compensation Committee.
ANNUAL REPORT OF THE COMPENSATION COMMITTEE
     The Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis contained in this annual report with management, and based on such review and such discussions, the Compensation Committee recommended to the Board of Directors that the Compensation Discussion and Analysis, as contained herein, be included in this annual report.
Compensation Committee
Joel F. Gemunder
Vincent F. Sollitto, Jr.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Equity Compensation Information for Plans or Individual Arrangements with Employees and
Non-Employees
     The following table provides information as of December 31, 2006 with respect to the shares of the Company’s common stock that may be issued under the Company’s existing equity compensation plans. There are no outstanding options assumed by the Company in connection with its acquisitions of other companies, and there are no assumed plans under which options can currently be granted.

	A	B	C
			Number of Securities
			Remaining Available for
	Number of Securities to		Future Issuance Under
	be Issued upon Exercise	Weighted Average	Equity Compensation
	of Outstanding Options,	Exercise Price of	Plans (Excluding
	Restricted Stock Units	Outstanding	Securities Reflected in
Plan Category	and Other Rights(3)	Options(4)	Column A)(5)
Equity Compensation Plans Approved by Stockholders(1)	5,124,522	$18.13	1,032,471
Equity Compensation Plans Not Approved by Stockholders(2)	1,127,989	$15.69	73,418

Total	6,252,511	$17.68	1,105,889

(1)	Consists solely of the Company’s 1993 Stock Option/Stock Issuance Plan.

(2)	Consists solely of the Company’s 1998 Supplemental Stock Option/Stock Issuance Plan.

(3)	Includes 144,875 shares subject to restricted stock units that will entitle each holder to one share of common stock for each unit that vests over the holder’s period of continued service with the Company.

(4)	Calculated without taking into account the 144,875 shares of common stock subject to outstanding restricted stock units that will become issuable following the vesting of those units, without any cash consideration or other payment required for those shares.

(5)	As of December 31, 2006, 1,032,471 shares of common stock were available for issuance under the 1993 Stock Option/Stock Issuance Plan. The 1,032,471 available for issuance under the 1993 Stock Option/Stock Issuance Plan may be issued upon the exercise of stock options or stock appreciation rights granted under such plan, or those shares may be issued under the stock issuance program in effect under such plan through direct stock bonuses or pursuant to restricted stock awards or restricted stock units which vest upon the attainment of prescribed performance milestones or the completion of designated service periods.

The Supplemental Stock Option/Stock Issuance Plan
     The Supplemental Stock Option/Stock Issuance Plan (the “Supplemental Plan”) was implemented by the Board in October 1998 as a non-stockholder approved plan under which option grants or direct stock issuances may be made to employees who at the time of the grant are neither executive officers or Board members nor hold the title of Vice President or General Manager. The Board has authorized 1,950,000 shares of Common Stock for issuance under the Supplemental Plan. All option grants must have an exercise price per share not less than the fair market value per share of the Common Stock on the grant date, and all direct issuances of Common Stock under the Supplemental Plan must have an issue price not less than the fair market value of the shares at the time of issuance. Options will have a maximum term not in excess of ten years and will terminate earlier within a specified period following the optionee’s cessation of service with the Company (or any parent or subsidiary Company). Each granted option will vest in one or more installments over the optionee’s period of service with the Company. However, the options will vest on an accelerated basis in the event the Company is acquired and those options are not assumed, replaced or otherwise continued in effect by the acquiring entity. Direct stock issuances may be made with similar vesting conditions. All options granted under the Supplemental Plan will be non-statutory stock options under the Federal tax laws. As of December 31, 2006, options covering 1,127,989 shares of Common Stock were outstanding under the Supplemental Plan, 73,418 shares remained available for future option grants, and options covering 748,593 had been exercised.
     Share issuances under the 1993 Stock Option/Stock Issuance Plan will not reduce or otherwise affect the number of shares of Common Stock available for issuance under the Supplemental Plan, and share issuances under the Supplemental Plan will not reduce or otherwise affect the number of shares of Common Stock available for issuance under the 1993 Stock Option/Stock Issuance Plan.
OWNERSHIP OF SECURITIES
     The following table sets forth certain information known to the Company with respect to the beneficial ownership of the Company’s Common Stock as of March 31, 2007 (unless otherwise stated in the footnotes) by (i) all persons known to the Company who are or who may be deemed beneficial owners of five percent (5%) or more of the Company’s Common Stock based solely on a review of Form 4, Schedule 13G and Schedule 13D filings with the Securities and Exchange Commission since January 1, 2006, (ii) each director of the Company, (iii) the named executive officers and (iv) all current directors and named executive officers as a group. Unless otherwise indicated, the principal address of each of the stockholders below is c/o Ultratech, Inc., 3050 Zanker Road, San Jose, CA, 95134. Unless otherwise indicated, each of the security holders has sole voting and investment power with respect to the shares beneficially owned, subject to community property laws, where applicable. Except as otherwise indicated in the footnotes to the table or for shares of common stock held in brokerage accounts, which may from time to time, together with other securities held in those accounts, serve as collateral for margin loans made from such accounts, none of the shares reported as beneficially owned are currently pledged as securities for any outstanding loan or indebtedness. In some instances the beneficially owned shares include unvested shares subject to currently exercisable options. If unvested shares are in fact purchased under those options, the Company will have the right to repurchase those shares, at the exercise price paid per share, should the optionee’s service terminate prior to vesting in those shares.

	Shares of Common Stock	Percentage of Shares
Name and Address of Beneficial Owner(1)	Beneficially Owned	Beneficially Owned(1)
Thales Fund Management, LLC (2)	3,526,751	15.17%
Marek T. Fludzinski 140 Broadway, 45th Floor New York, NY 10005
Tocqueville Asset Management, L.P.(3)	2,270,880	9.77%
40 West 57th Street, 19th Floor New York, New York 10019
Wells Fargo & Company(4)	1,581,174	6.80%
Wells Capital Management Incorporated Wells Fargo Funds Management, LLC Lowry Hill Investment Advisors, Inc. 420 Montgomery Street San Francisco, CA 94104
Schroder Investment Management North America Inc.(5)	1,379,275	5.93%
875 Third Avenue, 21nd Floor New York, NY 10022
Barclays Global Investors, NA(6)	1,280,565	5.51%
Barclays Global Fund Advisors Barclays Global Investors, Ltd 45 Fremont Street San Francisco, CA 94105
David J. Greene and Company, LLC (7)	1,266,914	5.45%
599 Lexington Avenue New York, NY 10022

	Shares of Common Stock	Percentage of Shares
Name and Address of Beneficial Owner(1)	Beneficially Owned	Beneficially Owned(1)
Arthur W. Zafiropoulo(8)	2,310,417	9.57%
Bruce R. Wright(9)	671,211	2.81%
John E. Denzel(10)	381,630	1.62%
Rick Friedman(11)	275,000	1.17%
Joel Gemunder(12)	69,000	*
Rick Timmins(13)	68,500	*
Vincent F. Sollitto(14)	56,000	*
Nicholas Konidaris(15)	56,000	*
Dennis Raney(16)	38,000	*
Henri Richard(17)	20,000	*
All current directors and executive officers as a group (10 persons)(18)	3,945,758	15.35%

*	Less than one percent of the outstanding Common Stock.

(1)	Percentage of ownership is based on 23,251,782 shares of Common Stock issued and outstanding on March 31, 2007. This percentage also takes into account the Common Stock to which such individual or entity has the right to acquire beneficial ownership within sixty (60) days after March 31, 2007, including, but not limited to, through the exercise of options or pursuant to outstanding restricted stock units; however, such Common Stock will not be deemed outstanding for the purpose of computing the percentage owned by any other individual or entity. Such calculation is required by Rule 13d-3(d)(1)(i) under the Securities Exchange Act of 1934, as amended.

(2)	Thales Fund Management, LLC and Marek T. Fludzinski information is based on their Schedule 13G, Schedule 13D and Form 4 filed with the Securities and Exchange Commission on January 11, 2007, March 13, 2007 and March 19, 2007, respectively.

(3)	Tocqueville Asset Management, L.P. information based on its Schedule 13G filed with the Securities and Exchange Commission on February 14, 2007.

(4)	Information regarding Wells Fargo & Company, Wells Capital Management Incorporated, Wells Fargo Funds Management, LLC and Lowry Hill Investment Advisors, Inc. is based on their Schedule 13G filed with the Securities and Exchange Commission on February 20, 2007.

(5)	Information regarding Schroder Investment Management North America Inc. (“SIMNA”) is based on its Schedule 13G filed with the Securities and Exchange Commission on February 14, 2007. In that Schedule 13G, SIMNA disclaims beneficial ownership of an additional 10,525 shares held by its affiliate, Schroder Investment Management, Inc.

(6)	Information regarding Barclays Global Investors, NA, Barclays Global Fund Advisors and Barclays Global Investors, Ltd is based on their Schedule 13G filed with the Securities and Exchange Commission on January 23, 2007.

(7)	Information regarding David J. Greene and Company, LLC is based on its Schedule 13G filed with the Securities and Exchange Commission on February 8, 2007.

(8)	Includes 1,320,109 shares held in the name of Arthur W. Zafiropoulo, trustee of the Separate Property Trust, dated July 20, 1998, for the benefit of Arthur E. Zafiropoulo. Includes 890,308 shares of the Company’s Common Stock subject to options which are currently exercisable or which will become exercisable within 60 days after March 31, 2007. Also includes 100,000 shares held in the name of the Zafiropoulo Family Foundation.

(9)	Includes 59,711 shares held in the name of the Bruce Wright & Kathryn Wright Living Trust UA dated 1/3/96. Includes 611,500 shares of the Company’s Common Stock subject to options which are currently exercisable or which will become exercisable within 60 days after March 31, 2007.

(10)	Includes 377,500 shares of the Company’s Common Stock subject to options which are currently exercisable or which will become exercisable within 60 days after March 31, 2007.

(11)	Includes 275,000 shares of the Company’s Common Stock subject to options which are currently exercisable or which will become exercisable within 60 days after March 31, 2007.

(12)	Includes of 68,000 shares of the Company’s Common Stock subject to options which are currently exercisable or which will become exercisable within 60 days after March 31, 2007.

(13)	Consists of 56,000 shares of the Company’s Common Stock subject to options which are currently exercisable or which will become exercisable within 60 days after March 31, 2007.

(14)	Consists of 56,000 shares of the Company’s Common Stock subject to options which are currently exercisable or which will become exercisable within 60 days after March 31, 2007.

(15)	Consists of 56,000 shares of the Company’s Common Stock subject to options which are currently exercisable or which will become exercisable within 60 days after March 31, 2007.

(16)	Includes 36,000 shares of the Company’s Common Stock subject to options which are currently exercisable or which will become exercisable within 60 days after March 31, 2007.

(17)	Consists of 20,000 shares of the Company’s Common Stock subject to options which are currently exercisable or which will become exercisable within 60 days after March 31, 2007.

(18)	Includes 2,448,308 shares of the Company’s Common Stock subject to options which are currently exercisable or which will become exercisable within 60 days after March 31, 2007.
Item 13. Certain Relationships and Related Transactions, and Director Independence
CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
     In fiscal year 2006, AMD purchased Company products for a total of $8.9 million, representing 6.1% of the Company’s net sales for that year. Mr. Henri Richard is an executive officer of AMD. As a result, in accordance with Rule 4200 of the NASDAQ Marketplace Rules, the Board of Directors has determined that Mr. Richard no longer qualifies as an independent director under such Rule. The Audit Committee has approved the sale of the Company’s products and services to AMD in the ordinary course of business.
     The Board of Directors has adopted a written policy that all material transactions with affiliates will be on terms no more or less favorable to the Company than those available from unaffiliated third parties and will be approved by the Audit Committee.
DIRECTOR INDEPENDENCE
     The Board has determined that Messrs. Gemunder, Konidaris, Raney, Richard, Sollitto and Timmins each is an “independent director” as that term is defined in Rule 4200 of the NASDAQ Marketplace Rules. The Board of Directors has determined that because of the relationship between the Company and AMD, a company with which Mr. Richard is affiliated, which relationship is described under the section entitled “Certain Relationships and Related Transactions” above, Mr. Richard no longer qualifies as an independent director under such Rule. In addition, prior to his retirement from the Board in July 2006, the Board had determined that Mr. Tommy George was independent.
Item 14. Principal Accountant Fees and Services
     Audit Fees
     Audit fees billed to the Company by Ernst & Young LLP for professional services rendered for the audit of the Company’s 2006 annual financial statements, review of quarterly financial statements, audit services in connection with statutory filings, consents, review of documents filed with the SEC, Section 404 review of internal control over financial reporting, and accounting and financial reporting consultation totaled $1,486,262. Audit fees billed to the Company by Ernst & Young LLP for professional services rendered for the audit of the Company’s 2005 annual financial statements, review of quarterly financial statements, audit services in connection with statutory filings, consents, review of documents filed with the SEC, and accounting and financial reporting consultation totaled $1,011,891.
     Audit-Related Fees
     There were no audit-related fees billed to the Company by Ernst & Young LLP during the Company’s 2006 and 2005 fiscal years.
     Tax Fees

     There were no tax fees billed to the Company by Ernst & Young LLP during the Company’s 2006 and 2005 fiscal years.
     All Other Fees
     Other than as set forth above, there were no other fees billed to the Company by Ernst & Young LLP during the Company’s 2006 and 2005 fiscal years.
     Financial Information Systems Design and Implementation Fees
     The Company did not engage Ernst & Young LLP to provide advice to the Company regarding financial information systems design and implementation during fiscal year 2006.
     All of the 2006 audit fees, audit-related fees and tax fees, and all other fees, were approved by the Audit Committee of the Company’s Board of Directors. The Audit Committee has delegated to Mr. Timmins the ability to approve, on behalf of the Audit Committee and in accordance with Section 10A under the Securities Exchange Act of 1934, services to be performed by the Company’s independent auditors.
     The Audit Committee considered whether the provision of audit-related services, tax services, financial information systems design and implementation services and other non-audit services is compatible with the principal accountants’ independence.

PART IV
ITEM 15. FINANCIAL STATEMENTS, FINANCIAL STATEMENT SCHEDULES, AND EXHIBITS
(a)	The following documents are filed as part of this Report on Form 10-K/A
     (3) Exhibits
          The following exhibits are referenced or included in this report:

Exhibit	Description

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunder duly authorized.

ULTRATECH, INC.
Date: April 30, 2007	By:	/s/ ARTHUR ZAFIROPOULO
Arthur Zafiropoulo
Chairman of the Board of Directors and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ ARTHUR ZAFIROPOULO Arthur Zafiropoulo	Chairman of the Board of Directors and Chief Executive Officer (Principal Executive Officer)	April 30, 2007

/s/ BRUCE WRIGHT Bruce Wright	Senior Vice President, Finance, Chief Financial Officer and Secretary (Principal Financial and Accounting Officer)	April 30, 2007

*	Director	April 30, 2007
Dennis Raney

*	Director	April 30, 2007
Rick Timmins

*	Director	April 30, 2007
Henri P Richard

*	Director	April 30, 2007
Joel Gemunder

*	Director	April 30, 2007
Nicholas Konidaris

*	Director	April 30, 2007
Vincent F. Sollitto

*	Art Zafiropuolo, by signing his name hereto, does sign this document on behalf of the above noted individuals, pursuant to powers of attorney duly executed by such individuals, which have been filed with the original Annual Report on Form 10-K filed with the SEC on March 7, 2007.
          By:

/s/ ARTHUR ZAFIROPOULO Arthur Zafiropoulo Attorney-in-Fact	Chairman of the Board of Directors and Chief Executive Officer (Principal Executive Officer)	April 30, 2007

EXHIBIT INDEX

Exhibit	Description

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002