Form 10-Q
period 2007-03-31
ULTRATECH INC
filed 2007-04-30
CIK 909791

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2007

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
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
Large accelerated filer ☐       Accelerated filer ☑       Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date:

Class common stock, $.001 par value	Outstanding as of April 24, 2007 23,231,782

ULTRATECH, INC.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
ULTRATECH, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
(In thousands )	2007	2006*
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$35,495	$23,883
Short-term investments	54,733	54,207
Accounts receivable, net	26,599	18,054
Inventories	38,291	40,988
Prepaid expenses and other current assets	3,038	2,181

Total current assets	158,156	139,313

Long-term investments	38,289	48,328
Equipment and leasehold improvements, net	21,013	20,326
Demonstration inventories	4,524	4,717
Other assets	2,542	3,366

Total assets	$224,524	$216,050

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Notes payable	$16,278	$6,974
Accounts payable	9,647	10,440
Deferred product and services income	4,518	2,950
Other current liabilities	15,454	13,998

Total current liabilities	45,897	34,362

Other liabilities	6,855	7,580

Stockholders’ equity	171,772	174,108

Total liabilities and stockholders’ equity	$224,524	$216,050

*	The Balance Sheet as of December 31, 2006 has been derived from the audited financial statements at that date.
See accompanying notes to unaudited condensed consolidated financial statements

ULTRATECH, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended
	March 31,	April 1,
(In thousands, except per share amounts)	2007	2006
Net sales:
Products	$23,507	$31,409
Services	3,861	3,535

Total net sales	27,368	34,944

Cost of sales:
Cost of products sold	14,460	19,116
Cost of services	2,108	2,171

Total cost of sales	16,568	21,287

Gross profit	10,800	13,657

Operating expenses:
Research, development, and engineering	5,964	6,153
Selling, general, and administrative	9,302	7,297

Operating income (loss)	(4,466)	207

Interest expense	(333)	(12)
Interest and other income, net	1,669	1,517

Income (loss) before income tax	(3,130)	1,712
Provision for income taxes	115	130

Net income (loss)	$(3,245)	$1,582

Net income (loss) per share — basic	$(0.14)	$0.07
Number of shares used in per share computations — basic	23,285	23,830

Net income (loss) per share — diluted	$(0.14)	$0.06
Number of shares used in per share computations — diluted	23,285	25,127
See accompanying notes to unaudited condensed consolidated financial statements

ULTRATECH, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended
	March 31,	April 1,
(In thousands)	2007	2006
Cash flows from operating activities:
Net income (loss)	$(3,245)	$1,582
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	1,513	1,526
Amortization	150	316
Accretion of asset retirement obligations	37	6
Loss on disposal of equipment	4	6
Stock-based compensation	359	473
Deferred income taxes	—	56
Changes in operating assets and liabilities:
Accounts receivable	(8,545)	(40)
Inventories	1,234	(1,642)
Prepaid expenses and other current assets	70	290
Demonstration inventory	—	(116)
Other assets	824	7
Accounts payable	(793)	411
Deferred product and services income	1,568	1,380
Other current liabilities	1,483	1,303
Other liabilities	(762)	(194)

Net cash provided by (used in) operating activities	(6,103)	5,364

Cash flows from investing activities:
Capital expenditures	(687)	(589)
Purchase of investments	(6,453)	(14,493)
Proceeds from sales and maturities of investments	15,302	9,960

Net cash provided by (used in) investing activities	8,162	(5,122)

Cash flows from financing activities:
Proceeds from notes payable	9,628	5,931
Repayment of notes payable	(324)	(6,129)
Proceeds from issuance of common stock	381	2,442
Tax benefit from stock options	—	21

Net cash provided by financing activities	9,685	2,265

Net effect of exchange rate changes on cash and cash equivalents	(132)	(124)

Net increase in cash and cash equivalents	11,612	2,383

Cash and cash equivalents at beginning of period	23,883	36,344

Cash and cash equivalents at end of period	$35,495	$38,727

Supplemental disclosures of cash flow information:
Other non-cash activities:
Systems transferred to inventory from equipment and other assets	$(1,463)	$(1,035)
See accompanying notes to unaudited condensed consolidated financial statements

Ultratech, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
March 31, 2007
(1) Description of Business
Ultratech, Inc. (referred to as “Ultratech,” the “Company” and “we”) develops, manufactures and markets photolithography and laser thermal processing equipment for manufacturers of integrated circuits and nanotechnology components located throughout North America, Europe, Japan, Taiwan and the rest of Asia.
We supply step-and-repeat photolithography systems based on one-to-one imaging technology. Within the integrated circuits industry, we target the market for advanced packaging applications. Within the nanotechnology industry, our target markets include thin film head magnetic recording devices, ink jet print heads, laser diodes and light emitting diodes (LEDs). Our laser thermal processing equipment is targeted at advanced annealing applications within the semiconductor industry.
In evaluating our business segments, we gave consideration to the Chief Executive Officer’s review of financial information and the organizational structure of our management. Based on this review, we concluded that, at the present time, resources are allocated and other financial decisions are made based on our consolidated financial information. Accordingly, we have determined that we operate in one business segment, which is the manufacture and distribution of capital equipment to manufacturers of integrated circuits and nanotechnology components.
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
Our fiscal period ends on the Saturday closest to month-end. All references to the quarter refer to our fiscal quarter. Our fiscal quarters covered by this report ended on March 31, 2007 and April 1, 2006.
Operating results for the three months ended March 31, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007 or any future period.
USE OF ESTIMATES — The preparation of the financial statements and related disclosures in conformity with accounting principles generally accepted in the United States requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and the related disclosure of contingent assets and liabilities at the date of the consolidated financial statements. By their nature, these estimates and judgments are subject to an inherent degree of uncertainty. On an ongoing basis, we evaluate our estimates, including those related to inventories, warranty obligations, purchase order commitments, asset retirement obligations, bad debts, estimated useful lives of fixed assets, asset impairment, income taxes, intangible assets, contingencies and litigation. We base our estimates on historical experience and on various other analyses and assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.
IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS — In September 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 157, Fair Value Measurements (SFAS No. 157), which replaces the different definitions of fair value in the accounting literature with a single definition. It defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. SFAS No. 157 is effective for fair-value measurements already required or permitted by other standards for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years, with earlier adoption encouraged. We are currently in the process of determining the impact, if any, of adopting the provisions of SFAS No. 157 on our results of operations or financial position.
In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115 (SFAS No. 159), provides companies with an option to report selected financial assets and liabilities at fair value. The objective of SFAS No. 159 is to reduce both the complexity in accounting for financial instruments and the volatility in earnings caused by measuring related assets and liabilities differently. SFAS No. 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. SFAS No. 159 is effective fiscal years beginning after November 15, 2007, with earlier adoption permitted. We are currently in the process of determining the impact of adopting the provisions of SFAS No. 159 on our results of operations or statement of financial position.
(3) Stock-Based Compensation
Stock-based compensation expense recognized under SFAS No. 123 (revised 2004), Share-Based Payment (SFAS No. 123R), for employees and directors and the effect on our Condensed Consolidated Statements of Operations were as follows:

	Three months ended
	March 31,	April 1,
(In thousands)	2007	2006
Cost of Sales	$33	$32
Research, development, and engineering	78	46
Selling, general and administrative expenses	248	395

Total stock-based compensation expense	359	473
Tax benefit related to stock-based compensation expense	—	—

Net effect on net loss	$359	$473

Effect on net loss per basic and diluted share	$0.02	$0.02

Compensation cost capitalized as part of inventory was immaterial during each of the three-month periods ended March 31, 2007 and April 1, 2006.
Our 1993 Stock Option Plan/Stock Issuance Plan, as amended, and our 1998 Supplemental Stock Option/Stock Issuance Plan, as amended, provide for the grant of qualified and non-qualified stock-based awards to our eligible employees, consultants and advisors and non-employee directors. We believe that such awards better align the interests of our employees with those of our shareholders. As of March 31, 2007, there were a total of 1.5 million shares reserved for future awards under these Plans.
We used the following weighted-average assumptions to estimate the fair value of our stock options granted during the three-month periods ended March 31, 2007 and April 1, 2006:

	Three Months Ended
	March 31,	April 1,
	2007	2006
Expected life (in years)	4.94	3.5
Risk-free interest rate	4.80%	3.42%
Volatility factor	0.48	0.52
Dividend yield	—	—
The weighted-average grant date fair value of options granted during the three-months ended March 31, 2007 was $5.68. No options were granted during the corresponding quarter of 2006. We issued a total of 33,000 shares of common stock in connection with employee options exercised during the first quarter of 2007 compared to 163,000 shares during the corresponding quarter of 2006. We did not recognize any income tax benefit from stock options during the three-month periods ended March 31, 2007 and April 1, 2006.

The fair value of restricted stock units is based upon the closing trading price of our common stock on the date of grant. No restricted stock unit vested during the three-month period ended March 31, 2007 compared to 5,000 restricted stock units vested during the three-month period ended April 1, 2006.
(4) Net Income (Loss) Per Share
The following sets forth the computation of basic and diluted net income (loss) per share:

Numerator:
Net income (loss)	$(3,245)	$1,582
Denominator:
Denominator for basic net income (loss) per share	23,285	23,830
Effect of dilutive employee stock options	—	1,297

Denominator for diluted net income per share	23,285	25,127

Net income (loss) per share — basic:
Net income (loss)	$(0.14)	$0.07

Net income (loss) per share — diluted:
Net income (loss)	$(0.14)	$0.06

For the three-month periods ended March 31, 2007 and April 1, 2006, options to purchase 5.9 million and 1.7 million shares of common stock, respectively, were excluded from the computation of diluted net loss per share, as the effect would have been anti-dilutive. In addition, for the three months ended March 31, 2007, restricted stock units for 0.1 million shares of common stock were excluded from the computation as well. Options and restricted stock units are anti-dilutive when we have a net loss or when the exercise price of the stock option is greater than the average market price of our common stock during the period.
(5) Inventories
Inventories consist of the following:

	March 31,	December 31,
(In thousands)	2007	2006
Raw materials	$18,067	$18,067
Work-in-process	16,865	9,952
Finished products	3,359	12,969

	$38,291	$40,988

(6) Notes Payable
We have a line of credit agreement with a brokerage firm. Under the terms of this agreement, we may borrow funds at a cost equal to the current Federal funds open rate plus 100 basis points (approximately 6.25% as of March 31, 2007). Certain of our cash, cash equivalents and investments secure borrowings outstanding under this facility, but we are not restricted in the use of those assets. Funds are advanced to us under this facility based on pre-determined advance rates on the cash and securities held by us in this brokerage account. This agreement has no set expiration date and there are no loan covenants, other than the aforementioned collateral requirement. As of March 31, 2007, $16.3 million was outstanding under this facility, with a related collateral requirement of approximately $21.7 million of our cash, cash equivalents and investments.
(7) Other Current Liabilities
Other current liabilities consist of the following:

	March 31,	December 31,
(In thousands)	2007	2006
Salaries and benefits	$3,994	$3,632
Warranty accrual	2,378	2,264
Advance billings	2,671	2,713
Income taxes payable	747	876
Accrued taxes-other	2,820	2,076
Reserve for losses on purchase order commitments	684	623
Other	2,160	1,814

	$15,454	$13,998

Warranty Accrual
We generally warrant our products for a period of 12 months for new products, or three months for refurbished products, from the date of customer acceptance for material and labor to repair the product; accordingly, an accrual for the estimated cost of the warranty is recorded at the time the product is shipped. Extended warranty terms, if granted, result in deferral of revenue equating to our standard pricing for similar service contracts. Recognition of the related warranty cost is deferred until product revenue is recognized. Factors that affect our warranty liability include the number of installed units, historical and anticipated rates of warranty claims, and cost per claim. We periodically assess the adequacy of our recorded warranty liabilities and adjust the amounts as necessary. We believe our warranty accrual, as of March 31, 2007, will be sufficient to satisfy outstanding obligations as of that date. Changes in our warranty accrual are as follows:

	Three Months Ended
	March 31,	April 1,
(In thousands)	2007	2006
Balance, beginning of the period	$2,264	$2,397
Warranties issued during the period	1,061	917
Settlements made during the period	(1,019)	(1,118)
Changes in liability for pre-existing warranties	72	390

Balance, end of the period	$2,378	$2,586

Deferred Services Revenue
We sell service contracts for which revenue is deferred and recognized ratably over the contract period for time based service contracts, or as service hours are delivered for contracts based on a purchased quantity of hours. Changes in our deferred service revenue are as follows:

	Three Months Ended
	March 31,	April 1,
(In thousands)	2007	2006
Balance, beginning of the period	$2,444	$1,970
Service contracts sold during the period	1,120	3,957
Service contract revenue recognized during the period	(1,269)	(2,714)

Balance, end of the period	$2,295	$3,213

(8) Other Liabilities
Other liabilities consist of the following:

	March 31,	December 31,
(In thousands)	2007	2006
Deferred rent	$2,625	$2,737
Deferred compensation	1,507	2,160
Asset retirement obligation	2,018	1,982
Postretirement medical obligation	705	701

	$6,855	$7,580

(9) Accumulated Other Comprehensive Loss
Accumulated other comprehensive loss is comprised of the following items, net of tax:

	March 31,	December 31,
(In thousands)	2007	2006
Unrealized gains (losses) on:
Available-for-sale investments	$(585)	$(847)
Foreign exchange forward contracts	—	132
Change in minimum postretirement medical obligation	(188)	(200)

Accumulated other comprehensive loss at end of period	$(773)	$(915)

(10) Exit Activities
Changes in our accrued severance and benefits charges are as follows:

	Balance at			Balance at
	December 31,			March 31,
(In thousands)	2006	Expenses	Payments	2007
Severance and benefits (fiscal 2006)	$918	$—	$(330)	$588
Severance and benefits (fiscal 2007)	—	727	(480)	247

Total	$918	$727	$(810)	$835

In the first quarter of 2007, as a continuing effort to reduce company-wide expenses since the fourth quarter of 2006, we eliminated an additional 26 full-time positions, 85% in the United States and 15% internationally. Pursuant to the provisions of FASB Statement No. 146, Accounting for Costs Associated with Exit or Disposal Activities, during the first quarter of 2007, we recorded severance and benefits charges totaling $0.7 million related to this plan. Out of this $0.7 million, $0.4 million was recorded as selling, general and administrative expenses, $0.2 million as cost of sales, and the remaining $0.1 million as research, development, and engineering expenses. As of March 31, 2007, the remaining balances of $0.6 million and $0.2 million related to severance and benefit payments incurred during the fourth quarter of 2006 and the first quarter of 2007, respectively, will be fully paid by the second quarter of 2008.
(11) Related-Party Transactions
During the first quarter of 2007, we had a total of $5.9 million of net sales to a customer whose officer is a member of our Board of Directors. As of March 31, 2007, we had $3.5 million of accounts receivable from this customer. In addition, in March 2007, we entered into a capital lease for our office equipment with a vendor whose officer is another member of our Board of Directors. In connection with the capital lease, we are obligated to pay monthly installment of $11,000 for 60 months.
(12) Stock Repurchase Program
In September 2005, our Board of Directors authorized the repurchase of up to $30.0 million of our common stock in the open market at the then prevailing market prices during the period commencing September 2005 through September 2007. Through March 31, 2007 we had repurchased 1.4 million shares of our common stock at a total purchase price of $20.0 million since September 2005. We did not repurchase any shares of our common stock during the quarter ended March 31, 2007.
(13) Employee Benefit Plans
Employee bonus plans
We currently sponsor an executive incentive bonus plan that distributes employee awards based on the achievement of predetermined targets. We did not record any expense under this bonus plan for the three-month period ended March 31, 2007 compared to $0.4 million for the three-month period ended April 1, 2006.
Employee savings and retirement plans
We sponsor a 401(k) employee salary deferral plan that allows voluntary contributions by all full-time employees of from 1% to 20% of their pretax earnings. Our contributions made to this plan were $0.1 million for each of the three-month periods ended March 31, 2007 and April 1, 2006, respectively. Our contributions, limited to a maximum of $2,000 per year per employee, generally become 20 percent vested at the end of an employee’s first year of service from the date of hire with us, and vest 20 percent per year of service thereafter until they become fully vested at the end of five years of service. We also sponsor an executive non-qualified deferred compensation plan (the “Plan”) that allows qualifying executives to defer current cash compensation. As of March 31, 2007, Plan assets, representing the cash surrender value of life insurance policies held by us and liabilities were approximately $1.5 million each, respectively, and were included in our Consolidated Balance Sheets under the captions “other assets” and “other liabilities.” In conjunction with this Plan, the related expense for both quarters ended March 31, 2007 and April 1, 2006 was immaterial.
Postretirement benefits
We have committed to providing lifetime post-retirement medical and dental benefits to the Chief Executive Officer and Chief Financial Officer and their spouses, commencing after retirement. These medical and dental benefits are similar to the benefits provided to all full-time employees while employed by us, except that we are paying the entire cost of the postretirement benefits. During the first quarter of 2007, we amended and restated the employment agreement with our Chief Financial Officer to provide him and his spouse retirement health benefits in the event of a change of control or sale of the Company or in the event that he retires when he is at least 62 years old and has served as an executive officer for 10 consecutive years. We recorded net periodic benefit costs of $13,000 and $11,000 for the quarters ended March 31, 2007 and April 1, 2006, respectively. These expenses included interest cost and amortization of prior service cost.
(14) Income Taxes
In accordance with the adoption of FASB Financial Interpretation Number (FIN) 48, Accounting for Uncertainty in Income Taxes (FIN 48), we have unrecognized tax benefits of $2.8 million as of January 1, 2007. We continue to recognize interest and penalties as a component of income tax expense and have accrued $55,000 for these items as of January 1, 2007. The implementation of FIN 48 as of January 1, 2007 resulted in a decrease of $20,000 to the liability for uncertain tax positions and a decrease to accumulated deficit of $27,000. All other adjustments required upon adoption of FIN 48 were to the deferred tax accounts with an offsetting adjustment to the valuation allowance.
If we are able to eventually recognize these uncertain tax positions, $2.5 million of the unrecognized benefit would reduce the effective tax rate. We currently have a full valuation allowance against our U.S. net deferred tax asset which would impact the timing of the effective tax rate benefit should any of these uncertain tax positions be favorably settled in the future. We anticipate an increase to the unrecognized tax benefits during fiscal 2007 applicable to research and development tax credits and foreign tax exposures. While the increase cannot be estimated at this time, the change is not expected to be material to the fiscal 2007 financial statements.
We are subject to federal and state tax examinations for years 1999 forward and 1997 forward, respectively, by virtue of the tax attributes carrying forward from those years. We are also subject to audits in the foreign jurisdictions in which we operate for years 2000 and forward. There are no tax examinations currently in progress.
(15) Contingencies
Legal Proceedings
On February 29, 2000, we filed lawsuits asserting patent infringement and related claims against Nikon, Canon and ASML in the U.S. District Court for the Eastern District of Virginia. In April 2000, we reached a settlement with Nikon, and in September 2001, we reached a settlement with Canon. In the patent litigation against ASML, after transfer to the U.S. District Court for the Northern District of California, a jury trial was conducted during the second quarter of 2005. The jury reached a verdict that the patent was infringed, but that the asserted claims of the patent were invalid. We filed a post-trial motion for a new trial and for judgment as a matter of law in our favor. ASML also filed a motion for judgment as a matter of law seeking to invalidate three of the asserted claims for lack of enablement and requested that the Court award costs. On February 13, 2006, the Court denied our post-trial motions, including the motion for a new trial, and entered judgment in favor of ASML invalidating three claims of the patent for lack of enablement. The Court also awarded ASML approximately $330,000 in costs. We have filed an appeal with the Federal Circuit Court of Appeals, and filed our opening appellate brief on August 31, 2006. Although ASML originally filed a notice of cross-appeal, ASML subsequently withdrew its cross appeal and the Court entered an order to that effect on December 8, 2006. ASML’s opening appellate brief was filed on December 6, 2006, and our reply brief was filed on January 12, 2007. The case is set for oral argument on May 11, 2007.
On July 11, 2003, we filed a lawsuit against a Southern California company asserting infringement of certain claims related to U.S. patent No. 5,621,813 in the U.S. District Court in and for the Northern District of California. On May 17, 2005, the court found the subject patent to be invalid. We appealed this decision. The defendant subsequently brought a motion for reimbursement of its attorneys’ fees and costs in a total asserted amount of approximately $2 million. We opposed this motion, and on October 12, 2005, the District Court denied the defendant’s request for attorneys’ fees in its entirety. The defendant appealed that decision. On November 3, 2005, the defendant filed a notice of appeal with respect to the court’s ruling on its motion for attorneys’ fees. In March 2006, the Federal Circuit court upheld the district court’s ruling that the subject patent is invalid. On August 8, 2006, the Federal Circuit court upheld the District Court’s denial of attorneys’ fees. Neither side appealed the rulings by the Federal Circuit, and they are final.

In May 2006, the same company filed a state court lawsuit against us for malicious prosecution and abuse of process claiming that attorney’s fees, costs and other damages were due based on the outcome of a federal patent litigation suit brought against it by us. We do not believe this new action has merit, particularly given the denial by the federal court and the subsequent federal appellate court’s affirmation of the order denying the award of any attorney’s fees payable to this company by us in the federal patent litigation. We filed a motion to have the state court complaint dismissed under California’s anti-SLAPP and demurrer statutes. The state court granted the anti-SLAPP motion as to the abuse of process claim, but denied it as to the malicious prosecution claim. We have appealed the decision denying the anti-SLAPP motion as to the latter, and briefing thereon shall commence shortly.
On March 7, 2007, a shareholder filed a shareholder derivative lawsuit against us and certain of our current and former directors, officers and employees in the U.S. District Court for the Northern District of California. The lawsuit purports to be on behalf of Ultratech and asserts claims for violations of federal and state securities laws and for breach of fiduciary duty, unjust enrichment and other claims related to the alleged backdating of stock option grants between 1996 and 2003. On March 30, 2007, an essentially identical lawsuit was filed by another shareholder against us and certain of our current and former directors, officers and employees in the U.S. District Court for the Northern District of California. The complaints request an award of unspecified damages, an accounting of stock option grants, disgorgement of profits, rescission of option grants, equitable relief for alleged breach of fiduciary duty and awarding the plaintiff’s legal fees and expenses. As publicly reported in our Quarterly Report on Form 10-Q for the quarter ended September 30, 2006, we proactively established a special committee of our Board of Directors comprised solely of independent directors to conduct a voluntary, company-initiated review of our historical stock option grants from Ultratech’s initial public offering in 1993 to July 2006. The special committee retained independent outside legal counsel to assist the committee with this review. The special committee completed its review and concluded there were no material accounting issues or backdating or other inappropriate manipulation regarding the issuance and pricing of stock options. Based on these findings, we have determined that no adjustments to previously filed financial statements are required.
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

OVERVIEW
We develop, manufacture and market photolithography and laser thermal processing equipment for manufacturers of integrated circuits and nanotechnology components located throughout North America, Europe, Japan, Taiwan and the rest of Asia.
We supply step-and-repeat photolithography systems based on one-to-one imaging technology. Within the integrated circuits industry, we target the market for advanced packaging applications. Within the nanotechnology industry, our target markets include thin film head magnetic recording devices, ink jet print heads, laser diodes and light emitting diodes (LEDs). Our laser thermal processing equipment is targeted at advanced annealing applications within the semiconductor industry.
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
Our backlog at the beginning of a period typically does not include all of the sales needed to achieve our sales objectives for that period. In addition, orders in backlog are subject to cancellation, shipment or customer acceptance delays, and deferral or rescheduling by a customer with limited or no penalties. Consequently, our net sales and operating results for a period have been and will continue to depend on our obtaining orders for systems to be shipped and accepted in the same period in which the order is received. Our business and financial results for a particular period could be materially adversely affected if an anticipated order for even one system is not received in time to permit shipment and customer acceptance during that period. Furthermore, a substantial portion of our shipments has historically occurred near the end of the quarter. Delays in installation and customer acceptance due, for example, to our inability to successfully demonstrate the agreed-upon specifications or criteria at the customer’s facility, or to the failure of the customer to permit installation of the system in the agreed upon time, may cause net sales in a particular period to fall significantly below our expectations, which may materially adversely affect our operating results for that period. This risk is especially applicable in connection with the introduction and initial sales of a new product line. Additionally, the failure to receive anticipated orders or delays in shipments due, for example, to rescheduling, delays, deferrals or cancellations by customers, additional customer configuration requirements, or to unexpected manufacturing difficulties or delays in deliveries by suppliers due to their long production lead times or otherwise, have caused and may continue to cause net sales in a particular period to fall significantly below our expectations, materially adversely affecting our operating results for that period. In particular, the long manufacturing and acceptance cycles of our advanced packaging family of wafer steppers and laser thermal processing systems and the long lead time for lenses and other materials, could cause shipments and acceptances of such products to be delayed from one quarter to the next, which could materially adversely affect our financial condition and results of operations for a particular quarter.
Additionally, the need for continued expenditures for research and development, capital equipment, ongoing training and worldwide customer service and support, among other factors, will make it difficult for us to reduce our operating expenses in a particular period if we fail to achieve our net sales goals for the period.

Net sales

	Three Months Ended
	March 31,	April 1,	Amount of	Percentage
(In millions)	2007	2006	Change	Change
Sales of:
Products	$23.5	$31.4	$(7.9)	-25%
Services	3.9	3.5	0.4	11%

Total net sales	$27.4	$34.9	$(7.5)	-21%

Net sales consist of revenues from products (system sales, spare parts sales and upgrades) and services. Product sales decreased 25% to $23.5 million primarily due to a system unit volume decrease of 36.4% in the first quarter of 2007, compared to $31.4 million in the first quarter of 2006. This system unit volume decrease is offset partially by an increase in average selling price. The average selling prices of systems sold increased 8.9% compared to the corresponding quarter of 2006, resulting from a continuing shift in product mix in favor of our new laser processing products and away from our legacy platform products.
On a product market application basis, system sales to the semiconductor industry, primarily for advanced packaging and laser processing applications, were $17.8 million for the quarter ended March 31, 2007, a decrease of 30.3% when compared with system sales of $25.5 million to this market in the corresponding quarter of 2006. This decrease was due to a $12.9 million decrease in sales to the advanced packaging markets offset by a increase of $4.6 million to the laser processing markets.
System sales to the nanotechnology market were $0.9 million for the quarter ended March 31, 2007, a decrease of 35.7% compared with sales of $1.4 million in the corresponding quarter of 2006. System sales to the nanotechnology market are highly dependent on customer capacity demand in the thin film head industry.
Revenues from services for the first quarter of 2007 were $3.9 million, an increase of 11.4% over the corresponding quarter of 2006, primarily as a result of an increase in service contracts.
At March 31, 2007, we had approximately $4.5 million of deferred product and services income compared to $3.0 million at December 31, 2006. Deferred income related to our products is recognized upon satisfying the contractual obligations for installation and/or customer acceptance. Deferred service revenue is recognized ratably over the contract period or as purchased services are rendered.
For the quarter ended March 31, 2007, international net sales were $20.8 million, or 76.3% of total net sales compared with $20.2 million, or 57.9% of total net sales for the first quarter of 2006. We expect sales to international customers will continue to represent a significant majority of our revenues during the remainder of 2007. Our revenue derived from sales in foreign countries is not generally subject to significant exchange rate fluctuations, principally because sales contracts for our systems are generally denominated in U.S. dollars. In Japan, however, orders are often denominated in Japanese yen. This subjects us to the risk of currency fluctuations. We attempt to mitigate this risk by entering into foreign currency forward exchange contracts for the period between when an order is received and when it is recorded as revenue. After recording revenue, we use various mechanisms, such as foreign currency forward exchange contracts and natural hedges, to offset substantial portions of the gains or losses associated with our Japanese yen denominated receivables due to exchange rate fluctuations. We had approximately $8.1 million of Japanese yen denominated receivables at March 31, 2007. International sales expose us to a number of additional risks, including fluctuations in the value of local currencies relative to the U.S. dollar, which impact the relative cost of ownership of our products and, thus, the customer’s willingness to purchase our product. (See “Item 1A Risk Factors: International Sales”).
Gross profit
On a comparative basis, gross margins were 39.5% and 39.1% for the first quarter of 2007 and 2006, respectively, which was primarily due to improved installation costs related to our new laser spike annealing systems compared to the corresponding quarter of 2006. We introduced our laser spike annealing systems to the market during December 2005.
Our gross profit as a percentage of sales has been and most likely will continue to be significantly affected by a variety of factors, including the introduction of new products, which typically have higher manufacturing costs until manufacturing efficiencies are realized and which are typically discounted more than existing products until the products gain market acceptance; the mix of products sold; the rate of capacity utilization; write-down of inventory and open purchase commitments; product discounts, pricing and competition in our targeted markets; non-linearity of shipments during the quarter which can result in manufacturing inefficiencies; the percentage of international sales, which typically have lower gross margins than domestic sales principally due to higher field service and support costs; and start-up costs and inefficiencies associated with the implementation of subcontracting arrangements.
Operating expenses
Research, development and engineering expenses for the first quarter of 2007 were $6.0 million, as compared to $6.2 million for the same period in 2006. The decrease was primarily due to the transfer of some engineers to manufacturing, which was partially offset by $0.1 million severance and benefit charges in connection with our continuing effort to reduce company-wide expenses.
Selling, general, and administrative expenses were $9.3 million for the first quarter of 2007, as compared with $7.3 million for the same quarter of 2006. As a percentage of net sales, selling, general, and administrative expenses increased to 34.0% in the quarter ended March 31, 2007, compared to 20.9% in the same quarter of 2006. This increase was primarily due to an increase in customer service expenses of $0.7 million primarily due to customer support services provided, severance and benefit charges of $0.4 million in connection with our continuing effort to reduce company-wide expenses, additional accounting-related fees of $0.7 million and legal fees of $0.3 million.
Interest and other income, net
Interest and other income, net, which consists primarily of interest income, was $1.7 million for the first quarter of 2007 as compared with $1.5 million for the comparable period of 2006. This increase was primarily attributable to a gain from foreign currency exchange resulting from a hedge recognized during the first quarter of 2007, which was partially offset by lower interest income due to lower cash and investment balances during the first quarter of 2007 compared to the same quarter of 2006. We presently maintain an investment portfolio with a weighted-average maturity of approximately 1.1 years. As a result, changes in short-term interest rates have had, and will continue to have, a significant impact on our interest income.
Provision for income taxes
For each of the three months ended March 31, 2007 and April 1, 2006, we recorded an income tax provision of $0.1 million. The income tax provision recognized for the three months ended March 31, 2007 primarily resulted from the foreign income taxes applicable to our forecast of foreign pre-tax income expected for the year. Since we are currently operating at a loss on a consolidated basis, there are no U.S. federal or state taxes anticipated for the year. The tax provision recognized in the first quarter of 2006 resulted from our then-forecasted foreign income taxes and U.S. federal alternative minimum tax for the year ended December 31, 2006.
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
Each quarter we assess the likelihood that we will be able to recover our deferred tax assets. We consider all available evidence, both positive and negative, including historical levels of income, expectations and risks associated with estimates of future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance. As a result of our analysis of all available evidence, we concluded that it is more likely than not that our net deferred tax assets will not be realized, with the exception of the Japan and Taiwan deferred tax assets which we do expect to realize and have been recorded in the accounts. Therefore, we continue to provide a full valuation allowance against net deferred tax assets outside of Japan and Taiwan. We closely monitor all available evidence, and may release some or all of the valuation allowance in future periods.
In accordance with the adoption of FASB Financial Interpretation Number (FIN) 48, Accounting for Uncertainty in Income Taxes (FIN 48) effective January 1, 2007, we have unrecognized tax benefits of $2.8 million as of January 1, 2007. We continue to recognize interest and penalties as a component of income tax expense and have accrued $55,000 for these items as of January 1, 2007. The implementation of FIN 48 resulted in a decrease of $20,000 to the liability for uncertain tax positions and a decrease to accumulated deficit of $27,000. All other adjustments required upon adoption of FIN 48 were to the deferred tax accounts with an offsetting adjustment to the valuation allowance.

If we are able to eventually recognize these uncertain tax positions, $2.5 million of the unrecognized benefit would reduce the effective tax rate. We currently have a full valuation allowance against our U.S. net deferred tax asset which would impact the timing of the effective tax rate benefit should any of these uncertain tax positions be favorably settled in the future. We anticipate an increase to the unrecognized tax benefits during fiscal 2007 applicable to research and development tax credits and foreign tax exposures. While the increase cannot be estimated at this time, the change is not expected to be material to the fiscal 2007 financial statements.
We are subject to federal and state tax examination for years 1999 forward and 1997 forward, respectively, by virtue of the tax attributes carrying forward from those years. We are also subject to audits in the foreign jurisdictions in which we operate for years 2000 and forward. There are no tax examinations currently in progress.
Outlook
The anticipated timing of orders, shipments and customer acceptances usually requires us to fill a number of production slots in any given quarter in order to meet our sales targets. If we are unsuccessful in our efforts to secure those production orders, or if existing production orders are delayed or cancelled, our results of operations will be materially adversely impacted. Accordingly, we may not be able to achieve or maintain our current or prior level of sales. We presently expect that net sales for the second quarter of 2007 to increase slightly from the net sales reported in first quarter of 2007. For the full year of 2007, we believe total net sales will increase 5% to 10% from the amount reported in 2006 .
Because our net sales are subject to a number of risks, including risks associated with the market acceptance of our new laser processing product line, delays in customer acceptances, intense competition in the capital equipment industry, uncertainty relating to the timing and market acceptance of our products, and the condition of the macro-economy and the semiconductor industry and the other risks described in this report and in our Annual Report on Form 10-K for the year ended December 31, 2006, we may not exceed or maintain our current or prior level of net sales for any period in the future. Additionally, we believe that the market acceptance and volume production of our advanced packaging systems, laser processing systems and our 1000 series family of wafer steppers are of critical importance to our future financial results. At March 31, 2007, these critical systems represented approximately 83% of our backlog. To the extent that these products do not achieve or maintain significant sales due to difficulties involving manufacturing or engineering, the inability to reduce the current long manufacturing cycles for these products, competition, excess capacity in the semiconductor or nanotechnology device industries, or any other reason, our business, financial condition and results of operations would be materially adversely affected.
We believe that gross margin for the second quarter of 2007 will increase due to product mix for the quarter and continued cost cutting efforts in manufacturing. The final gross margin achieved will depend heavily upon sales volumes and the resulting product mix. Should our sales not reach the level expected, we may incur a higher risk of inventory obsolescence and excess purchase commitments and lower utilization of our manufacturing infrastructure, which would materially adversely impact our results of operations. New products generally have lower gross margins until there is widespread market acceptance and until production and after-sales efficiencies can be achieved. Should significant market demand fail to develop for our laser processing systems and our new advanced packaging offerings, our business, financial condition and results of operations would be materially adversely affected. In addition, higher costs associated with extended manufacturing and customer acceptance periods on shipments of our new laser processing products have had, and will continue to have, an adverse impact on our gross margins. We anticipate operating expenses for the second quarter of 2007 to remain approximately the same as the first quarter of 2007 on an absolute dollar basis. For the full year of 2007, we believe our operating cash flow will be positive and our operating income will be close to breakeven.
LIQUIDITY AND CAPITAL RESOURCES
Net cash used in operating activities was $6.1 million for the three months ended March 31, 2007, compared with net cash provided by operating activities of $5.4 million for the comparable period in 2006. Net cash used in operating activities during the first three months of 2007 was primarily attributable to a net loss of $3.2 million for the first quarter of 2007 and an increase in accounts receivable of $8.6 million, which was partially offset by non-cash charges to net loss, principally for depreciation, amortization and stock-based compensation of $2.0 million, a decrease in deferred product and services income of $1.6 million and a decrease in inventories of $1.2 million.

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
During the first three months of 2007, net cash provided by investing activities was $8.2 million, attributable to net proceeds of short and long-term investments of $8.9 million, offset by capital expenditures of $0.7 million.
Net cash provided by financing activities was $9.7 million during the first three months of 2007, attributable to net proceeds under our notes payable of $9.3 million and $0.4 million of proceeds received from the issuance of common stock under our employee stock option plans.
At March 31, 2007, we had working capital of $112.3 million and long-term investments of $38.3 million. Our principal sources of liquidity at March 31, 2007 consisted of $74.0 million in cash, cash equivalents and short-term investments, net of outstanding borrowings under our line of credit, and $38.3 million of long-term investments. We have a line of credit agreement with a brokerage firm. Under the terms of this agreement, we may borrow funds at a cost equal to the current Federal funds open rate plus 100 basis points (approximately 6.25% as of March 31, 2007). Certain of our cash, cash equivalents and marketable securities secure borrowings outstanding under this facility, but we are not restricted in the use of those assets. Funds are advanced to us under this facility in accordance with pre-determined advance rates based on the cash and securities held by us in this brokerage account. This agreement has no set expiration date and there are no loan covenants other than a collateral requirement. As of March 31, 2007, $16.3 million was outstanding under this facility, with a related collateral requirement of approximately $21.7 million of our cash, cash equivalents and investments.
In September 2005, our Board of Directors authorized the repurchase of up to $30.0 million of our common stock in the open market at then prevailing market prices during the period commencing September 2005 through September 2007. Through March 31, 2007, we had repurchased 1.4 million shares of our common stock at a total purchase price of $20.0 million. We did not repurchase any shares of our common stock during the quarter ended March 31, 2007. Any future repurchase of stock could have a significant impact on our cash position.
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
Foreign Currency
As part of our overall strategy to manage the level of exposure to the risk of foreign currency exchange rate fluctuations, we attempt to hedge most of our Japanese yen denominated foreign currency exposures. We use foreign currency forward contracts to hedge the risk that outstanding Japanese yen denominated receipts from customers, for actual or forecasted sales of equipment after receipt of customer orders, may be adversely affected by changes in foreign currency exchange rates. We use foreign currency forward exchange contracts and natural hedges to offset substantial portions of the potential gains or losses associated with our Japanese yen denominated assets and liabilities due to exchange rate fluctuations. We enter into foreign currency forward contracts that generally have maturities of nine months or less.
Information Available on Company Website
Our website is located at www.ultratech.com. We make available, free of charge through our website, our annual report on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K (and amendments to those reports), as soon as reasonably practicable after such reports are filed electronically with the SEC. We have adopted a Code of Ethics for our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. We have posted this Code of Ethics on our website. Any future amendments to this Code will also be posted on our website.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
Reference is made to Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report on Form 10-K for the year ended December 31, 2006 and to the subheading “Derivative Instruments and Hedging” in Item 8, “Financial Statements and Supplementary Data”, under the heading “Notes to Consolidated Financial Statements” of our Annual Report on Form 10-K for the year ended December 31, 2006.
Interest Rate Risk
Our exposure to market risk due to potential changes in interest rates relates primarily to our investment portfolio, which consisted primarily of fixed interest rate instruments as of March 31, 2007. We maintain an investment policy designed to ensure the safety and preservation of our invested funds by limiting market risk and the risk of default.
Certain of our cash, cash equivalents and short and long-term investments serve as collateral for a line of credit we maintain with a brokerage firm. The line of credit is used for liquidity purposes, mitigating the need to liquidate investments in order to meet our current operating cash requirements.
Foreign Currency Risk Management
The majority of our revenue, expense and capital purchasing activities are transacted in U.S. dollars. However, we do enter into these transactions in other currencies, primarily Japanese yen. To protect against reductions in value and the volatility of future cash flows caused by changes in currency exchange rates, we have established cash flow and balance sheet hedging programs.
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
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended March 31, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II. OTHER INFORMATION
Item 1. Legal Proceedings
On February 29, 2000, we filed lawsuits asserting patent infringement and related claims against Nikon, Canon and ASML in the U.S. District Court for the Eastern District of Virginia. In April 2000, we reached a settlement with Nikon, and in September 2001, we reached a settlement with Canon. In the patent litigation against ASML, after transfer to the U.S. District Court for the Northern District of California, a jury trial was conducted during the second quarter of 2005. The jury reached a verdict that the patent was infringed, but that the asserted claims of the patent were invalid. We filed a post-trial motion for a new trial and for judgment as a matter of law in our favor. ASML also filed a motion for judgment as a matter of law seeking to invalidate three of the asserted claims for lack of enablement and requested that the Court award costs. On February 13, 2006, the Court denied our post-trial motions, including the motion for a new trial, and entered judgment in favor of ASML invalidating three claims of the patent for lack of enablement. The Court also awarded ASML approximately $330,000 in costs. We have filed an appeal with the Federal Circuit Court of Appeals, and filed our opening appellate brief on August 31, 2006. Although ASML originally filed a notice of cross-appeal, ASML subsequently withdrew its cross appeal and the Court entered an order to that effect on December 8, 2006. ASML’s opening appellate brief was filed on December 6, 2006, and our reply brief was filed on January 12, 2007. The case is set for oral argument on May 11, 2007.
On July 11, 2003, we filed a lawsuit against a Southern California company asserting infringement of certain claims related to U.S. patent No. 5,621,813 in the U.S. District Court in and for the Northern District of California. On May 17, 2005, the court found the subject patent to be invalid. We appealed this decision. The defendant subsequently brought a motion for reimbursement of its attorneys’ fees and costs in a total asserted amount of approximately $2 million. We opposed this motion, and on October 12, 2005, the District Court denied the defendant’s request for attorneys’ fees in its entirety. The defendant appealed that decision. On November 3, 2005, the defendant filed a notice of appeal with respect to the court’s ruling on its motion for attorneys’ fees. In March 2006, the Federal Circuit court upheld the district court’s ruling that the subject patent is invalid. On August 8, 2006, the Federal Circuit court upheld the District Court’s denial of attorneys’ fees. Neither side appealed the rulings by the Federal Circuit, and they are final.
In May 2006, the same company filed a state court lawsuit against us for malicious prosecution and abuse of process claiming that attorney’s fees, costs and other damages were due based on the outcome of a federal patent litigation suit brought against it by us. We do not believe this new action has merit, particularly given the denial by the federal court and the subsequent federal appellate court’s affirmation of the order denying the award of any attorney’s fees payable to this company by us in the federal patent litigation. We filed a motion to have the state court complaint dismissed under California’s anti-SLAPP and demurrer statutes. The state court granted the anti-SLAPP motion as to the abuse of process claim, but denied it as to the malicious prosecution claim. We have appealed the decision denying the anti-SLAPP motion as to the latter, and briefing thereon shall commence shortly.
On March 7, 2007, a shareholder filed a shareholder derivative lawsuit against us and certain of our current and former directors, officers and employees in the U.S. District Court for the Northern District of California. The lawsuit purports to be on behalf of Ultratech and asserts claims for violations of federal and state securities laws and for breach of fiduciary duty, unjust enrichment and other claims related to the alleged backdating of stock option grants between 1996 and 2003. On March 30, 2007, an essentially identical lawsuit was filed by another shareholder against us and certain of our current and former directors, officers and employees in the U.S. District Court for the Northern District of California. The complaints request an award of unspecified damages, an accounting of stock option grants, disgorgement of profits, rescission of option grants, equitable relief for alleged breach of fiduciary duty and awarding the plaintiff’s legal fees and expenses. As publicly reported in our Quarterly Report on Form 10-Q for the quarter ended September 30, 2006, we proactively established a special committee of our Board of Directors comprised solely of independent directors to conduct a voluntary, company-initiated review of our historical stock option grants from Ultratech’s initial public offering in 1993 to July 2006. The special committee retained independent outside legal counsel to assist the committee with this review. The special committee completed its review and concluded there were no material accounting issues or backdating or other inappropriate manipulation regarding the issuance and pricing of stock options. Based on these findings, we have determined that no adjustments to previously filed financial statements are required.
Item 1A. Risk Factors
In addition to risks described in the foregoing discussions, the following risks apply to our business and us:
We currently spend, and expect to continue to spend, significant resources to develop, introduce and commercialize our laser processing systems and AP wafer stepper products, and we may not be successful in achieving or increasing sales of these products.
Currently, we are devoting significant resources to the development, introduction and commercialization of our laser products as well as our lithography wafer steppers. We intend to continue to develop these products and technologies during 2007, and will continue to incur significant operating expenses in the areas of research, development and engineering, manufacturing and general and administrative costs in order to develop, produce and support these new products. Additionally, gross profit margins and inventory levels may be further adversely impacted in the future by costs associated with the initial production of our laser processing systems and by future generations of our 1X lithography systems. Introduction of new products generally involves higher installation costs and product performance uncertainties that could delay customer acceptance of our systems, resulting in a delay in recognizing revenue associated with those systems and a reduction in gross margins. These costs include, but are not limited to, and additional manufacturing overhead, additional inventory write-downs, costs of demonstration systems and facilities, costs associated with the establishment of additional after-sales support organizations. Additionally, operating expenses may increase, relative to sales, as a result of adding additional marketing and administrative personnel, among other costs, to support our new products. If we are unable to achieve significantly increased net sales or if our sales fall below expectations, our operating results will be materially adversely affected.
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
Although we attempt to protect our intellectual property rights through patents, copyrights, trade secrets and other measures, we believe that our success will depend more upon the innovation, technological expertise and marketing abilities of our employees. Nevertheless, we have a policy of seeking patents when appropriate on inventions resulting from our ongoing research and development and manufacturing activities. We own 119 United States and foreign patents, which expire on dates ranging from April 2008 to April 2025 and have 84 United States and foreign patent applications pending. In addition, we have various registered trademarks and copyright registrations covering mainly software programs used in the operation of our systems. We also rely upon trade secret protection for our confidential and proprietary information. We may not be able to protect our technology adequately and competitors may be able to develop similar technology independently. Our pending patent applications may not be issued or U.S. or foreign intellectual property laws may not protect our intellectual property rights. In addition, litigation may be necessary to enforce our patents, copyrights or other intellectual property rights, to protect our trade secrets, to determine the validity and scope of the proprietary rights of others or to defend against claims of infringement. Such litigation has resulted in, and in the future could result in, substantial costs and diversion of resources and could have a material adverse effect on our business, financial condition and results of operations, regardless of the outcome of the litigation. Patents issued to us may be challenged, invalidated or circumvented and the rights granted thereunder may not provide competitive advantages to us. Furthermore, others may independently develop similar technology or products, or, if patents are issued to us, design around the patents issued to us. Invalidation of our patents related to those technologies could allow our competitors to more effectively compete against us, which could result in less revenue for us.
On February 29, 2000, we filed lawsuits asserting patent infringement and related claims against Nikon, Canon and ASML in the U.S. District Court for the Eastern District of Virginia. In April 2000, we reached a settlement with Nikon, and in September 2001, we reached a settlement with Canon. In the patent litigation against ASML, after transfer to the U.S. District Court for the Northern District of California, a jury trial was conducted during the second quarter of 2005. The jury reached a verdict that the patent was infringed, but that the asserted claims of the patent were invalid. We filed a post-trial motion for a new trial and for judgment as a matter of law in our favor. ASML also filed a motion for judgment as a matter of law seeking to invalidate three of the asserted claims for lack of enablement and requested that the Court award costs. On February 13, 2006, the Court denied our post-trial motions, including the motion for a new trial, and entered judgment in favor of ASML invalidating three claims of the patent for lack of enablement. The Court also awarded ASML approximately $330,000 in costs. We have filed an appeal with the Federal Circuit Court of Appeals, and filed our opening appellate brief on August 31, 2006. Although ASML originally filed a notice of cross-appeal, ASML subsequently withdrew its cross appeal and the Court entered an order to that effect on December 8, 2006. ASML’s opening appellate brief was filed on December 6, 2006, and our reply brief was filed on January 12, 2007. The case is set for oral argument on May 11, 2007.
On July 11, 2003, we filed a lawsuit against a Southern California company asserting infringement of certain claims related to U.S. patent No. 5,621,813 in the U.S. District Court in and for the Northern District of California. On May 17, 2005, the court found the subject patent to be invalid. We appealed this decision. The defendant subsequently brought a motion for reimbursement of its attorneys’ fees and costs in a total asserted amount of approximately $2 million. We opposed this motion, and on October 12, 2005, the District Court denied the defendant’s request for attorneys’ fees in its entirety. The defendant appealed that decision. On November 3, 2005, the defendant filed a notice of appeal with respect to the court’s ruling on its motion for attorneys’ fees. In March 2006, the Federal Circuit court upheld the district court’s ruling that the subject patent is invalid. On August 8, 2006, the Federal Circuit court upheld the District Court’s denial of attorneys’ fees. Neither side appealed the rulings by the Federal Circuit, and they are final.
In May 2006, the same company filed a state court lawsuit against us for malicious prosecution and abuse of process claiming that attorney’s fees, costs and other damages were due based on the outcome of a federal patent litigation suit brought against it by us. We do not believe this new action has merit, particularly given the denial by the federal court and the subsequent federal appellate court’s affirmation of the order denying the award of any attorney’s fees payable to this company by us in the federal patent litigation. We filed a motion to have the state court complaint dismissed under California’s anti-SLAPP and demurrer statutes. The state court granted the anti-SLAPP motion as to the abuse of process claim, but denied it as to the malicious prosecution claim. We have appealed the decision denying the anti-SLAPP motion as to the latter, and briefing thereon shall commence shortly.
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
We experience competition in advanced packaging from various proximity aligner companies such as Suss Microtec AG (Suss Microtec) and projection companies such as Ushio, Inc. (Ushio). In addition, some device manufacturers may consider using reduction steppers for advanced packaging processes. In nanotechnology, we experience competition from proximity aligner companies, such as Suss Microtec, as well as other stepper manufacturers who have developed or are developing tools specifically designed for nanotechnology applications. We expect our competitors in the lithography arena to continue to improve the performance of their current products and to introduce new products with improved price and performance characteristics. This could cause a decline in sales or loss of market acceptance of our steppers in our served markets, and thereby materially adversely affect our business, financial condition and results of operations. Enhancements to, or future generations of, competing products may be developed that offer superior cost of ownership and technical performance features.
With respect to our laser annealing technologies, marketed under the LSA100 product name, the primary competition comes from companies such as Applied Materials, Inc. and Dainippon Screen Manufacturing Co., LTD. Many of these companies offer products utilizing rapid thermal processing (RTP) which is the current prevailing manufacturing technology. RTP does not prevent semiconductor device manufacturers from scaling the lateral dimensions of their transistors to obtain improved performance, but diffusion resulting from the time scales associated with RTP limits the vertical dimension of the junctions. Faster annealing times result in shallower and more abrupt junctions and faster transistors. We believe that RTP manufacturers recognize the need to reduce thermal cycle times and are working toward this goal. In July 2000, we licensed certain rights to our then existing laser processing technology, with reservations, to a competing manufacturer of semiconductor equipment. We presently anticipate that this company will offer laser-annealing tools to the semiconductor industry that will compete with our offerings.
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
Historically, we have sold a substantial portion of our systems to a limited number of customers. In the first quarter of 2007, AMD, Fujitsu, Casio Micronics and United Microelectronics accounted for 31%, 24%, 19% and 17% of our system sales, respectively. In the first quarter of 2006, Texas Instruments, STATS ChipPAC and Micron accounted for 20%, 19% and 15%, of our total system sales, respectively. We expect that sales to a relatively few customers will continue to account for a high percentage of our net sales in the foreseeable future and believe that our financial results depend in significant part upon the success of these major customers and our ability to meet their future capital equipment needs. Although the composition of the group comprising our largest customers may vary from period to period, the loss of a significant customer or any reduction in orders by a significant customer, including reductions due to market, economic or competitive conditions in the semiconductor, semiconductor packaging or nanotechnology industries or in the industries that manufacture products utilizing integrated circuits, thin film heads or other nanotechnology components, would likely have a material adverse effect on our business, financial condition and results of operations. Our ability to maintain or increase our sales in the future depends, in part, on our ability to obtain orders from new customers as well as the financial condition and success of our existing customers, the semiconductor and nanotechnology industries and the economy in general.
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
On a market application basis, sales to the semiconductor industry, primarily for advanced packaging applications and laser thermal processing, accounted for 95% of system revenue for each of the first quarters of 2007 and 2006. During each of the first quarters of 2007 and 2006, sales to nanotechnology manufacturers, including micro systems, thin film head and optical device manufacturers, accounted for the remaining 5% of our systems revenue. Our future operating results and financial condition would be materially adversely impacted by a downturn in any of these industries, or by loss of market share in any of these industries. A growing portion of our backlog of system orders is comprised of laser spike annealing tools. To date, we have limited customer experience with this technology. Should significant demand not materialize, due to technical, production, market, or other factors, our business, financial position and results of operations would be materially adversely impacted.
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
The semiconductor and nanotechnology manufacturing industries are subject to rapid technological change and new product introductions and enhancements. Our ability to be competitive in these and other markets will depend, in part, upon our ability to develop new and enhanced systems and related applications, and to introduce these systems and related applications at competitive prices and on a timely and cost-effective basis to enable customers to integrate them into their operations either prior to or as they begin volume product manufacturing. We will also be required to enhance the performance of our existing systems and related applications. Our success in developing new and enhanced systems and related applications depends upon a variety of factors, including product selection, timely and efficient completion of product design, timely and efficient implementation of manufacturing and assembly processes, product performance in the field and effective sales and marketing. Because new product development commitments must be made well in advance of sales, new product decisions must anticipate both future demand and the technology that will be available to meet that demand. We may not be successful in selecting, developing, manufacturing or marketing new products and related applications or enhancing our existing products and related applications. Any such failure would materially adversely affect our business, financial condition and results of operations.
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
We may encounter additional technical, manufacturing or other difficulties that could further delay future introductions or volume production of systems or enhancements. Our inability to complete the development or meet the technical specifications of any of our systems or enhancements and related applications, or our inability to manufacture and ship these systems or enhancements and related tools in volume and in time to meet the requirements for manufacturing the future generation of semiconductor or nanotechnology devices would materially adversely affect our business, financial condition and results of operations. In addition, we may incur substantial unanticipated costs to ensure the functionality and reliability of our products early in the products’ life cycles. If new products have reliability or quality problems, reduced orders or higher manufacturing costs, delays in customer acceptance, revenue recognition and collecting accounts receivable and additional service and warranty expenses may result. Any of such events may materially adversely affect our business, financial condition and results of operations.
A substantial portion of our sales are outside of the United States, which subjects us to risks related to customer service, installation, foreign economic and political stability, uncertain regulatory and tax rules, and foreign exchange rate fluctuations, all of which make it more difficult to operate our business.
International sales accounted for approximately 76% and 58% of total net sales for the first quarter of 2007 and 2006, respectively. We anticipate that international sales will continue to account for a significant portion of total net sales. As a result, a significant portion of our net sales will continue to be subject to certain risks, including unexpected changes in regulatory requirements; difficulty in satisfying existing regulatory requirements; exchange rate fluctuations; tariffs and other barriers; political and economic instability; difficulties in accounts receivable collections; natural disasters; difficulties in staffing and managing foreign subsidiary and branch operations; and potentially adverse tax consequences.
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
Our future operating results depend, in significant part, upon the continued contributions of key personnel, many of whom would be difficult to replace. We have entered into employment agreements with only a limited number of our key employees, including our Chief Executive Officer and Chief Financial Officer, and our employees are employed “at will.” Some of these agreements contain vesting acceleration and severance payment provisions that could result in significant costs or charges to us should the employee be terminated without cause, die or have a disability. We do not maintain any life insurance on any of our key employees. The loss of key personnel could have a material adverse effect on our business, financial condition and results of operations. In addition, our future operating results depend in significant part upon our ability to attract and retain other qualified management, manufacturing, technical, sales and support personnel for our operations. There are only a limited number of persons with the requisite skills to serve in these positions and it may become increasingly difficult for us to hire such personnel over time. At times, competition for such personnel has been intense, particularly in the San Francisco Bay Area, where we maintain our headquarters and principal operations, and we may not be successful in attracting or retaining such personnel. The failure to attract or retain such persons would materially adversely affect our business, financial condition and results of operations.
Changes in financial accounting standards or policies in the past have affected, and in the future may, affect, our reported results of operations.
We prepare our financial statements in conformity with accounting principles generally accepted in the United States (U.S. GAAP). These principles are subject to interpretation by the Financial Accounting Standards Board (FASB), the American Institute of Certified Public Accountants (AICPA), the Securities and Exchange Commission (SEC) and various bodies formed to interpret and create appropriate accounting policies. A change in those policies can have a significant effect on our reported results and may affect our reporting of transactions which are completed before a change is announced.
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
As of March 31, 2007, we had options to purchase approximately 5.7 million shares of our Common Stock outstanding. Among other determinants, the market price of our stock has a major bearing on the number of shares subject to outstanding stock options that are included in the weighted-average shares used in determining our net income (loss) per share. During periods of extreme volatility, the impact of higher stock prices can have a materially dilutive effect on our net income (loss) per share. Additionally, shares subject to outstanding options are excluded from the calculation of net income (loss) per share when we have a net loss or when the exercise price of the stock option is greater than the average market price of our Common Stock, as the impact of the stock options would be anti-dilutive.
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
In July 2006 we purchased certain assets of Oraxion, Inc. Oraxion produced inspection equipment for surface metrology and stress analysis for the semiconductor industry. We may not realize the anticipated benefits of any acquisition or investment. We may in the future pursue additional acquisitions of complementary product lines, technologies or businesses. Future acquisitions may result in potentially dilutive issuances of equity securities, the incurrence of debt and contingent liabilities and amortization expenses and impairment charges related to goodwill and other intangible assets, which could materially adversely affect our financial condition and results of operations. In addition, acquisitions involve numerous risks, including difficulties in the assimilation of the operations, technologies, personnel and products of the acquired companies; the diversion of management’s attention from other business concerns; risks of entering markets in which we have limited or no direct experience; and the potential loss of key employees of the acquired company. In the event we acquire product lines, technologies or businesses which do not complement our business, or which otherwise do not enhance our sales or operating results, we may incur substantial write-offs and higher recurring operating costs, which could have a material adverse effect on our business, financial condition and results of operations. In the event that any such acquisition does occur, there can be no assurance as to the effect thereof on our business or operating results.
Our long-term expenses reduction programs may result in an increase in short-term expenses.
In the first quarter of 2007, as a continuing effort to reduce company-wide expenses since the fourth quarter of 2006, we eliminated an additional 26 full-time positions, 85% in the United States and 15% internationally. Pursuant to the provisions of FASB Statement No. 146, Accounting for Costs Associated with Exit or Disposal Activities, during the first quarter of 2007, we recorded severance and benefits charges totaling $0.7 million related this plan. Out of this $0.7 million, $0.4 million was recorded as selling, general and administrative expenses, $0.2 million as cost of sales, and the remaining $0.1 million as research, development, and engineering expenses. As of March 31, 2007, the remaining balances of $0.6 million and $0.2 million related to severance and benefit payments incurred during the fourth quarter of 2006 and the first quarter of 2007, respectively, will be fully paid by the second quarter of 2008.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
In September 2005 that our Board of Directors authorized the repurchase of up to $30.0 million of our common stock in the open market during the period commencing September 2005 through September 2007. We purchased a total of 1.4 million shares of our common stock since September 2005 for a total of $20.0 million. However, we did not repurchase any shares of our common stock during the three months ended March 31, 2007.
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Submission of Matters to a Vote of Security Holders.
None.
Item 5. Other Information.
None.
Item 6. Exhibits
10.1	Amendment to Employment Agreement between Registrant and Mr. Rick Friedman, Former Senior Vice President World-wide Sales and Customer Service, incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on January 9, 2007.

10.2	Separation and General Release Agreement between Registrant and Mr. Rick Friedman, Former Senior Vice President World-wide Sales and Customer Service, incorporated herein by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the Commission on January 9, 2007.

10.3	Amended and Restated Employment Agreement between Registrant and Mr. Bruce Wright, Chief Financial Officer, incorporated herein by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed with the Commission on January 9, 2007.

10.4	2007 Management Incentive Compensation Plan Description, incorporated herein by reference to Item 5.02 of the Registrant’s Current Report on Form 8-K filed with the Commission on February 2, 2007.

31.1	Certification of Chief Executive Officer required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ULTRATECH, INC.
(Registrant)

Date: April 30, 2007	By:	/s/ BRUCE WRIGHT

Bruce Wright
Senior Vice President, Finance and Chief Financial
Officer (Duly Authorized Officer and Principal
Financial and Accounting Officer)

EXHIBIT INDEX
10.1	Amendment to Employment Agreement between Registrant and Mr. Rick Friedman, Former Senior Vice President World-wide Sales and Customer Service, incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on January 9, 2007.

10.2	Separation and General Release Agreement between Registrant and Mr. Rick Friedman, Former Senior Vice President World-wide Sales and Customer Service, incorporated herein by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the Commission on January 9, 2007.

10.3	Amended and Restated Employment Agreement between Registrant and Mr. Bruce Wright, Chief Financial Officer, incorporated herein by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed with the Commission on January 9, 2007.

10.4	2007 Management Incentive Compensation Plan Description, incorporated herein by reference to Item 5.02 of the Registrant’s Current Report on Form 8-K filed with the Commission on February 2, 2007.

31.1	Certification of Chief Executive Officer required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.