Form 10-Q
period 2007-06-30
ULTRATECH INC
filed 2007-07-31
CIK 909791

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2007

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
Large accelerated filer ☐            Accelerated filer ☑           Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding as of July 26, 2007
common stock, $.001 par value	23,310,977

ULTRATECH, INC.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
ULTRATECH, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
(In thousands )	2007	2006*
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$36,767	$23,883
Short-term investments	59,674	54,207
Accounts receivable, net	19,887	18,054
Inventories	37,265	40,988
Prepaid expenses and other current assets	3,137	2,181

Total current assets	156,730	139,313

Long-term investments	33,997	48,328
Equipment and leasehold improvements, net	19,105	20,326
Demonstration inventories	4,321	4,717
Other assets	2,109	3,366

Total assets	$216,262	$216,050

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Notes payable	$9,705	$6,974
Accounts payable	7,036	10,440
Deferred product and services income	6,244	2,950
Other current liabilities	13,030	13,998

Total current liabilities	36,015	34,362

Other liabilities	6,660	7,580

Stockholders’ equity	173,587	174,108

Total liabilities and stockholders’ equity	$216,262	$216,050

*	The Balance Sheet as of December 31, 2006 has been derived from the audited financial statements at that date.
See accompanying notes to unaudited condensed consolidated financial statements

ULTRATECH, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,	July 1,	June 30,	July 1,
(In thousands, except per share amounts)	2007	2006	2007	2006
Net sales:
Products	$26,296	$22,362	$49,803	$53,771
Services	3,615	3,581	7,476	7,116
Licenses	100	100	100	100

Total net sales	30,011	26,043	57,379	60,987

Cost of sales:
Cost of products sold	14,413	11,821	28,873	30,937
Cost of services	2,422	2,411	4,530	4,582

Total cost of sales	16,835	14,232	33,403	35,519

Gross profit	13,176	11,811	23,976	25,468
Operating expenses:
Research, development, and engineering	5,836	6,350	11,800	12,503
Selling, general, and administrative	7,561	8,345	16,863	15,642

Operating loss	(221)	(2,884)	(4,687)	(2,677)

Interest expense	(138)	(32)	(471)	(44)
Interest and other income, net	1,446	1,712	3,115	3,229

Income (loss) before income tax	1,087	(1,204)	(2,043)	508
Provision (benefit) for income taxes	67	(28)	182	102

Net income (loss)	$1,020	$(1,176)	$(2,225)	$406

Net income (loss) per share — basic	$0.04	$(0.05)	$(0.10)	$0.02
Number of shares used in per share computations — basic	23,368	23,927	23,395	23,879

Net income (loss) per share — diluted	$0.04	$(0.05)	$(0.10)	$0.02
Number of shares used in per share computations — diluted	23,467	23,927	23,395	25,031
See accompanying notes to unaudited condensed consolidated financial statements

ULTRATECH, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended
	June 30,	July 1,
(In thousands)	2007	2006
Cash flows from operating activities:
Net income (loss)	$(2,225)	$406
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	3,090	2,977
Amortization	428	627
Accretion of asset retirement obligations	74	108
(Gain) loss on disposal of equipment	4	(5)
Stock-based compensation	761	960
Deferred income taxes	—	170
Changes in operating assets and liabilities:
Accounts receivable	(1,833)	111
Inventories	2,220	(9,186)
Prepaid expenses and other current assets	118	(1,598)
Demonstration inventory	—	(1,853)
Other assets	1,257	38
Accounts payable	(3,404)	5,806
Deferred product and services income	3,294	2,724
Other current liabilities	(675)	127
Other liabilities	(1,261)	(558)

Net cash provided by operating activities	1,848	854

Cash flows from investing activities:
Capital expenditures	(384)	(1,507)
Proceeds from sale of fixed assets	—	79
Purchase of investments	(16,756)	(23,920)
Proceeds from sales and maturities of investments	24,559	20,917

Net cash provided by (used in) investing activities	7,419	(4,431)

Cash flows from financing activities:
Proceeds from notes payable	17,570	21,404
Repayment of notes payable	(14,839)	(15,893)
Proceeds from issuance of common stock	1,018	2,639
Tax benefit from stock options	2	—

Net cash provided by financing activities	3,751	8,150

Net effect of exchange rate changes on cash and cash equivalents	(134)	(223)

Net increase in cash and cash equivalents	12,884	4,350

Cash and cash equivalents at beginning of period	23,883	36,344

Cash and cash equivalents at end of period	$36,767	$40,694

Supplemental disclosures of cash flow information:
Other non-cash activities:
Systems transferred to inventory from equipment and other assets	($1,503)	($754)
See accompanying notes to unaudited condensed consolidated financial statements

Ultratech, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
June 30, 2007
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
Our fiscal period ends on the Saturday closest to month-end. All references to the quarter refer to our fiscal quarter. Our fiscal quarters covered by this report ended on June 30, 2007 and July 1, 2006.
Operating results for the three and six months ended June 30, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007 or any future period.
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

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115 (SFAS No. 159), provides companies with an option to report selected financial assets and liabilities at fair value. The objective of SFAS No. 159 is to reduce both the complexity in accounting for financial instruments and the volatility in earnings caused by measuring related assets and liabilities differently. SFAS No. 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007, with earlier adoption permitted. We are currently in the process of determining the impact of adopting the provisions of SFAS No. 159 on our results of operations or statement of financial position.
(3) Stock-Based Compensation
Stock-based compensation expense recognized under SFAS No. 123 (revised 2004), Share-Based Payment (SFAS No. 123R), for employees and directors and the effect on our Condensed Consolidated Statements of Operations were as follows:

	Three Months Ended		Six Months Ended
	June 30,	July 1,	June 30,	July 1,
(In thousands)	2007	2006	2007	2006
Cost of Sales	$50	$37	$83	$69
Research, development, and engineering	78	62	156	108
Selling, general and administrative expenses	274	388	522	783

Total stock-based compensation expense	402	487	761	960
Tax benefit related to stock-based compensation expense	—	—	—	—

Net effect on net loss	$402	$487	$761	$960

Effect on net income (loss) per basic and diluted share	$0.02	$0.02	$0.03	$0.04

Compensation cost capitalized as part of inventory was immaterial during each of the three- and six-month periods ended June 30, 2007 and July 1, 2006.
Our 1993 Stock Option Plan/Stock Issuance Plan, as amended, and our 1998 Supplemental Stock Option/Stock Issuance Plan, as amended, provide for the grant of qualified and non-qualified stock-based awards to our eligible employees, consultants and advisors and non-employee directors. We believe that such awards better align the interests of our employees with those of our stockholders. As of June 30, 2007, there were a total of 1.8 million shares reserved for future awards under these Plans.
We used the following weighted-average assumptions to estimate the fair value of our stock options granted during the three- and six-month periods ended June 30, 2007 and July 1, 2006:

	Three Months Ended		Six Months Ended
	June 30,	July 1,	June 30,	July 1,
	2007	2006	2007	2006
Expected life (in years)	*	4.94	4.94	4.94
Risk-free interest rate	*	4.89%	4.80%	4.89%
Volatility factor	*	0.53	0.48	0.53
Dividend yield	*	—	—	—

*	Not presented as we did not grant any stock options during the three-month period ended June 30, 2007.

(4) Net Income (Loss) Per Share
The following sets forth the computation of basic and diluted net income (loss) per share:

	Three Months Ended		Six Months Ended
	June 30,	July 1,	June 30,	July 1,
(In thousands, except per share amounts)	2007	2006	2007	2006
Numerator:
Net income (loss)	$1,020	$(1,176)	$(2,225)	$406
Denominator:
Denominator for basic net income (loss) per share	23,368	23,927	23,395	23,879
Effect of dilutive employee stock options and restricted stock units	99	—	—	1,152

Denominator for diluted net income per share	23,467	23,927	23,395	25,031

Net income (loss) per share — basic:
Net income (loss)	$0.04	($0.05)	($0.10)	$0.02

Net income (loss) per share — diluted:
Net income (loss)	$0.04	($0.05)	($0.10)	$0.02

For the three- and six-month periods ended June 30, 2007, options to purchase 4.7 million and 5.7 million shares of common stock, respectively, were excluded from the computation of diluted net income (loss) per share, as the effect would have been anti-dilutive, compared to 6.3 million and 1.8 million, respectively, in the corresponding periods of 2006. In addition, for the three and six months ended June 30, 2007, restricted stock units for 0.1 million shares of common stock were excluded from the computation as well, compared to 0.1 million and zero shares in the corresponding periods of 2006. Options and restricted stock units are anti-dilutive when we have a net loss or when the exercise price and the average unrecognized compensation cost of the stock option or restricted stock unit is greater than the average market price of our common stock during the period.
(5) Inventories
Inventories consist of the following:

	June 30,	December 31,
(In thousands)	2007	2006
Raw materials	$20,065	$18,067
Work-in-process	14,231	9,952
Finished products	2,969	12,969

	$37,265	$40,988

(6) Notes Payable
We have a line of credit agreement with a brokerage firm. Under the terms of this agreement, we may borrow funds at a cost equal to the current Federal funds open rate plus 100 basis points (approximately 6.25% as of June 30, 2007). Certain of our cash, cash equivalents and investments secure borrowings outstanding under this facility, but we are not restricted in the use of those assets. Funds are advanced to us under this facility based on pre-determined advance rates on the cash and securities held by us in this brokerage account. This agreement has no set expiration date and there are no loan covenants, other than the aforementioned collateral requirement. As of June 30, 2007, $9.7 million was outstanding under this facility, with a related collateral requirement of approximately $12.9 million of our cash, cash equivalents and investments.

(7) Other Current Liabilities
     Other current liabilities consist of the following:

	June 30,	December 31,
(In thousands)	2007	2006
Salaries and benefits	$2,966	$3,632
Warranty accrual	2,218	2,264
Advance billings	2,580	2,713
Income taxes payable	171	876
Accrued taxes-other	2,579	2,076
Reserve for losses on purchase order commitments	686	623
Other	1,830	1,814

	$13,030	$13,998

Warranty Accrual
We generally warrant our products for a period of 12 months for new products, or three months for refurbished products, from the date of customer acceptance for material and labor to repair the product; accordingly, an accrual for the estimated cost of the warranty is recorded at the time the product is shipped. Extended warranty terms, if granted, result in deferral of revenue equating to our standard pricing for similar service contracts. Recognition of the related warranty cost is deferred until product revenue is recognized. Factors that affect our warranty liability include the number of installed units, historical and anticipated rates of warranty claims, and cost per claim. We periodically assess the adequacy of our recorded warranty liabilities and adjust the amounts as necessary. We believe our warranty accrual, as of June 30, 2007, will be sufficient to satisfy outstanding obligations as of that date. Changes in our warranty accrual are as follows:

	Three Months Ended		Six Months Ended
	June 30,	July 1,	June 30,	July 1,
(In thousands)	2007	2006	2007	2006
Balance, beginning of the period	$2,378	$2,586	$2,264	$2,397
Warranties issued during the period	786	396	1,847	1,313
Settlements made during the period	(673)	(1,152)	(1,692)	(2,270)
Changes in liability for pre-existing warranties	(273)	368	(201)	758

Balance, end of the period	$2,218	$2,198	$2,218	$2,198

Deferred Services Revenue
We sell service contracts for which revenue is deferred and recognized ratably over the contract period for time based service contracts, or as service hours are delivered for contracts based on a purchased quantity of hours. Changes in our deferred service revenue are as follows:

	Three Months Ended		Six Months Ended
	June 30,	July 1,	June 30,	July 1,
(In thousands)	2007	2006	2007	2006
Balance, beginning of the period	$2,295	$3,213	$2,444	$1,970
Service contracts sold during the period	1,275	2,122	2,395	6,079
Service contract revenue recognized during the period	(876)	(2,626)	(2,145)	(5,340)

Balance, end of the period	$2,694	$2,709	$2,694	$2,709

(8) Other Liabilities
     Other liabilities consist of the following:

	June 30,	December 31,
(In thousands)	2007	2006
Deferred rent	$2,482	$2,737
Deferred compensation	1,146	2,160
Long-term income taxes payable	267	—
Asset retirement obligation	2,056	1,982
Postretirement medical obligation	709	701

	$6,660	$7,580

(9) Accumulated Other Comprehensive Loss
     Accumulated other comprehensive loss is comprised of the following items, net of tax:

	June 30,	December 31,
(In thousands)	2007	2006
Unrealized gains (losses) on:
Available-for-sale investments	$(835)	$(847)
Foreign exchange forward contracts	(1)	132
Change in minimum postretirement medical obligation	(181)	(200)

Accumulated other comprehensive loss at end of period	$(1,017)	$(915)

(10) Exit Activities
     Changes in our accrued severance and benefits charges are as follows:

	Balance at			Balance at			Balance at
	December 31,			March 31,			June 30,
(In thousands)	2006	Expenses	Payments	2007	Expenses	Payments	2007
Severance and benefits (fourth quarter 2006)	$918	$—	$(330)	$588	$—	$(173)	$415
Severance and benefits (first quarter 2007)	—	727	(480)	247	—	(247)	—
Severance and benefits (second quarter 2007)	—	—	—	—	493	(179)	314

Total	$918	$727	$(810)	$835	$493	$(599)	$729

In the second quarter of 2007, as a continuing effort to reduce company-wide expenses since the fourth quarter of 2006, we eliminated an additional eight full-time positions, three in the United States and five internationally. Pursuant to the provisions of FASB Statement No. 146, Accounting for Costs Associated with Exit or Disposal Activities, during the second quarter of 2007, we recorded severance and benefits charges totaling $0.5 million related to this plan as selling, general and administrative expenses. As of June 30, 2007, the remaining balance of $0.7 million related to severance and benefit payments incurred during 2006 and 2007 will be fully paid by the second quarter of 2008. We recorded severance and benefits charges totaling $1.2 million during the first six months of 2007. Out of this $1.2 million, $0.9 million was recorded as selling, general and administrative expenses, $0.2 million as cost of sales, and the remaining $0.1 million as research, development, and engineering expenses.
(11) Stock Repurchase Program
In September 2005, our Board of Directors authorized the repurchase of up to $30.0 million of our common stock in the open market at the then prevailing market prices during the period commencing September 2005 through September 2007. We did not repurchase any shares of our common stock during the first six months of 2007. Through June 30, 2007 we had repurchased 1.4 million shares of our common stock at a total purchase price of $20.0 million since September 2005.

(12) Employee Benefit Plans
Employee bonus plans
We currently sponsor an executive incentive bonus plan that distributes employee awards based on the achievement of predetermined targets. We did not record any expense under this bonus plan for the three- and six-month periods ended June 30, 2007 compared to $0.2 million and $0.4 million for the three- and six-month periods ended July 1, 2006, respectively.
Employee savings and retirement plans
We sponsor a 401(k) employee salary deferral plan that allows voluntary contributions by all full-time employees of from 1% to 20% of their pretax earnings. Our contributions made to this plan were $0.1 million for each of the three-month periods ended June 30, 2007 and July 1, 2006, respectively, and $0.2 million for each of the six-month periods then ended. Our contributions, limited to a maximum of $2,000 per year per employee, generally become 20 percent vested at the end of an employee’s first year of service from the date of hire, and vest 20 percent per year of service thereafter until they become fully vested at the end of five years of service. We also sponsor an executive non-qualified deferred compensation plan (the “Plan”) that allows qualifying executives to defer current cash compensation. As of June 30, 2007, Plan assets, representing the cash surrender value of life insurance policies held by us and liabilities were approximately $1.1 million each, respectively, and were included in our Consolidated Balance Sheets under the captions “other assets” and “other liabilities.” In conjunction with this Plan, the related expense for both quarters ended June 30, 2007 and July 1, 2006 was immaterial.
Postretirement benefits
We have committed to providing lifetime post-retirement medical and dental benefits to the Chief Executive Officer and Chief Financial Officer and their spouses, commencing after retirement. These medical and dental benefits are similar to the benefits provided to all full-time employees while employed by us, except that we are paying the entire cost of the postretirement benefits. During the first quarter of 2007, we amended and restated the employment agreement with our Chief Financial Officer to provide him and his spouse retirement health benefits in the event of a change of control or sale of the Company or in the event that he retires when he is at least 62 years old and has served as an executive officer for 10 consecutive years. We recorded net periodic benefit costs of $13,000 and $26,000 for the three- and six-month periods ended June 30, 2007, respectively. We recorded net periodic benefit costs of $11,000 and $22,000 for the three- and six-month periods ended July 1, 2006, respectively. These expenses included interest cost and amortization of prior service cost.
(13) Income Taxes
In accordance with the adoption of FASB Financial Interpretation Number (FIN) 48, Accounting for Uncertainty in Income Taxes (FIN 48), we have unrecognized tax benefits of $2.8 million as of January 1, 2007. We continue to recognize interest and penalties as a component of income tax provision and have accrued $55,000 for these items as of January 1, 2007. The implementation of FIN 48 as of January 1, 2007 resulted in a decrease of $20,000 to the liability for uncertain tax positions and a decrease to accumulated deficit of $27,000. All other adjustments required upon adoption of FIN 48 were to the deferred tax accounts with an offsetting adjustment to the valuation allowance.
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

(14) Contingencies
Legal Proceedings
On February 29, 2000, we filed lawsuits asserting patent infringement and related claims against Nikon, Canon and ASML in the U.S. District Court for the Eastern District of Virginia. In April 2000, we reached a settlement with Nikon, and in September 2001, we reached a settlement with Canon. In the patent litigation against ASML, after transfer to the U.S. District Court for the Northern District of California, a jury trial was conducted during the second quarter of 2005. The jury reached a verdict that the patent was infringed, but that the asserted claims of the patent were invalid. We filed a post-trial motion for a new trial and for judgment as a matter of law in our favor. ASML also filed a motion for judgment as a matter of law seeking to invalidate three of the asserted claims for lack of enablement and requested that the Court award costs. On February 13, 2006, the Court denied our post-trial motions, including the motion for a new trial, and entered judgment in favor of ASML invalidating three claims of the patent for lack of enablement. The Court also awarded ASML approximately $330,000 in costs. We filed an appeal with the Federal Circuit Court of Appeals, and filed our opening appellate brief on August 31, 2006. Although ASML originally filed a notice of cross-appeal, ASML subsequently withdrew its cross appeal and the Court entered an order to that effect on December 8, 2006. ASML’s opening appellate brief was filed on December 6, 2006, and our reply brief was filed on January 12, 2007. The case was argued on May 11, 2007. On May 14, 2007, the Federal Circuit Court of Appeals affirmed the jury’s verdict and the District Court’s February 13, 2006 Order in favor of ASML.
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
In May 2006, the same company filed a state court lawsuit against us for malicious prosecution and abuse of process claiming that attorney’s fees, costs and other damages were due based on the outcome of a federal patent litigation suit described above. We do not believe this new action has merit, particularly given the denial by the federal court of that company’s request to be awarded attorneys’ fees payable by us in the patent litigation and the subsequent federal appellate court’s affirmation of the order denying any such award. We filed a motion to have the state court complaint dismissed under California’s anti-strategic lawsuit against public participation, or anti-SLAPP, and demurrer statutes. The anti-SLAPP statute is aimed at striking lawsuits that are brought in order to quash an individual’s constitutional rights to free speech or seeking redress of grievances (i.e. filing suit). The state court granted the anti-SLAPP motion as to the abuse of process claim, but denied it as to the malicious prosecution claim. We have appealed the decision denying the anti-SLAPP motion as to the malicious prosecution claim, and briefing thereon shall commence in October 2007.
On March 7, 2007, a stockholder filed a stockholder derivative lawsuit against us and certain of our current and former directors, officers and employees in the U.S. District Court for the Northern District of California. The lawsuit asserted claims for violations of federal and state securities laws and for breach of fiduciary duty, unjust enrichment and other claims related to the alleged backdating of stock option grants between 1996 and 2003. On May 11, 2007, this lawsuit was consolidated with an essentially identical action filed by another stockholder, also in the Northern District of California. The lawsuits were voluntarily dismissed by the plaintiffs without prejudice by a stipulation and order entered by the Court on June 11, 2007.
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Certain of the statements contained herein, which are not historical facts and which can generally be identified by words such as “anticipates”, “expects”, “intends”, “will”, “could”, “believes”, “estimates”, “continue”, and similar expressions, are forward-looking statements under Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that involve risks and uncertainties, such as risks related to our dependence on new product introductions and market acceptance of new products and enhanced versions of our existing products; lengthy sales cycles, including the timing of system installations and acceptances; lengthy and costly development cycles for laser-processing and lithography technologies and applications; integration, development and associated expenses of the laser processing operation; delays, deferrals and cancellations of orders by customers; cyclicality in the semiconductor and nanotechnology industries; pricing pressures and product discounts; high degree of industry competition; intellectual property matters; expiration of licensing arrangements, and the resulting adverse impact on our licensing revenues; changes to financial accounting standards; changes in pricing by us, our competitors or suppliers; customer concentration; international sales; timing of new product announcements and releases by us or our competitors; ability to volume produce systems and meet customer requirements; sole or limited sources of supply; ability and resulting costs to attract or retain sufficient personnel to achieve our targets for a particular period; dilutive effect of employee stock option grants on net income per share, which is largely dependent upon us achieving and maintaining profitability and the market price of our stock; mix of products sold; rapid technological change and the importance of timely product introductions; outcome of litigation; manufacturing variances and production levels; timing and degree of success of technologies licensed to outside parties; product concentration and lack of product revenue diversification; inventory obsolescence; asset impairment; effects of certain anti-takeover provisions; announced and future acquisitions; volatility of stock price; foreign government regulations and restrictions; business interruptions due to natural disasters or utility failures; environmental regulations; and any adverse effects of terrorist attacks in the United States or elsewhere, or government responses thereto, or military actions in Iraq, Afghanistan, North Koera and elsewhere, on the economy in general, or on our business in particular. Due to these and additional factors, the statements, historical results and percentage relationships set forth below are not necessarily indicative of the results of operations for any future period. These forward-looking statements are based on management’s current beliefs and expectations, some or all of which may prove to be inaccurate, and which may change. We undertake no obligation to revise or update any forward-looking statements to reflect any event or circumstance that may arise after the date of this report.
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
Our backlog at the beginning of a period typically does not include all of the sales needed to achieve our sales objectives for that period. In addition, orders in backlog are subject to cancellation, shipment or customer acceptance delays, and deferral or rescheduling by a customer with limited or no penalties. Consequently, our net sales and operating results for a period have depended and will continue to depend on our obtaining orders for systems to be shipped and accepted in the same period in which the order is received. Our business and financial results for a particular period could be materially adversely affected if an anticipated order for even one system is not received in time to permit shipment and customer acceptance during that period. Furthermore, a substantial portion of our shipments have historically occurred near the end of the quarter. Delays in installation and customer acceptance due, for example, to our inability to successfully demonstrate the agreed-upon specifications or criteria at the customer’s facility, or to the failure of the customer to permit installation of the system in the agreed upon timeframe, may cause net sales in a particular period to fall significantly below our expectations, which may materially and adversely affect our operating results for that period. This risk is especially applicable to the introduction and initial sales of a new product line. Additionally, the failure to receive anticipated orders or delays in shipments due, for example, to rescheduling, delays, deferrals or cancellations by customers, additional customer configuration requirements, or to unexpected manufacturing difficulties or delays in deliveries by suppliers due to their long production lead times or otherwise, have caused and may continue to cause net sales in a particular period to fall significantly below our expectations, materially adversely affecting our operating results for that period. In particular, the long manufacturing and acceptance cycles of our advanced packaging family of wafer steppers and laser thermal processing systems and the long lead time for lenses and other materials, could cause shipments and acceptances of such products to be delayed from one quarter to the next, which could materially adversely affect our financial condition and results of operations for a particular quarter.
Additionally, the need for continued expenditures for research and development, capital equipment, ongoing training and worldwide customer service and support, among other factors, will make it difficult for us to reduce our operating expenses in a particular period if we fail to achieve our net sales goals for the period.

Net Sales
Second Quarter

	Three Months Ended
	June 30,	July 1,	Amount of	Percentage
(In millions)	2007	2006	Change	Change
Sales of:
Products	$26.3	$22.3	$4.0	18%
Services	3.6	3.6	0.0	0%
Licenses	0.1	0.1	0.0	0%

Total net sales	$30.0	$26.0	$4.0	15%

Net sales consist of revenues from products (system sales, spare parts sales and upgrades), services and licensing of technologies. Product sales increased 18% to $26.3 million, compared to $22.3 million in the corresponding quarter of 2006, primarily due to a system unit volume increase of 12.5% and an increase in average selling prices of 7.7%, resulting from a continuing shift in product mix in favor of our new laser processing products and away from our legacy platform products.
On a product market application basis, system sales to the semiconductor industry, primarily for advanced packaging and laser processing applications, were $16.2 million for the quarter ended June 30, 2007, an increase of 13.6% when compared with system sales of $14.2 million to this market in the corresponding quarter of 2006. This increase was due to a $3.7 million increase in sales to the laser processing markets offset by a decrease of $1.7 million to the advanced packaging markets.
System sales to the nanotechnology market were $5.6 million for the quarter ended June 30, 2007, an increase of 50.0% compared with sales of $3.7 million in the corresponding quarter of 2006. System sales to the nanotechnology market are highly dependent on customer capacity demand in the industries we serve, including thin film heads, automotive MEMS, LED/laser diodes, and ink jet print heads.
Revenues from services and licensing activities for the second quarter of 2007 remained at the same level as the corresponding quarter of 2006, at $3.6 million and $0.1 million, respectively. Future revenues from licensing activities, if any, will be contingent upon existing and future licensing and royalty arrangements. We may not be successful in generating licensing revenues in the future and do not anticipate the recognition of significant levels of licensing income during the remainder of 2007.
At June 30, 2007, we had approximately $6.2 million of deferred product and services income compared to $3.0 million at December 31, 2006. Deferred product income is recognized as revenue upon satisfying the contractual obligations for installation and/or customer acceptance. Deferred services income is recognized as revenue ratably over the contract period or as purchased services are rendered.
For the quarter ended June 30, 2007, international net sales were $18.1 million, or 60.2% of total net sales, compared with $17.1  million, or 65.7% of total net sales for the second quarter of 2006. We expect sales to international customers will continue to represent a significant majority of our revenues during the remainder of 2007. Our revenue derived from sales in foreign countries is not generally subject to significant exchange rate fluctuations, principally because sales contracts for our systems are generally denominated in U.S. dollars. In Japan, however, orders are often denominated in Japanese yen. This subjects us to the risk of currency fluctuations. We attempt to mitigate this risk by entering into foreign currency forward exchange contracts for the period between when an order is received and when it is recorded as revenue. After recording revenue, we use various mechanisms, such as foreign currency forward exchange contracts and natural hedges, to offset substantial portions of the gains or losses associated with our Japanese yen denominated receivables due to exchange rate fluctuations. We had approximately $4.0 million of Japanese yen denominated receivables at June 30, 2007. International sales expose us to a number of additional risks, including fluctuations in the value of local currencies relative to the U.S. dollar, which impact the relative cost of ownership of our products and, thus, the customer’s willingness to purchase our product. (See “Item 1A Risk Factors: International Sales”).

Year-To-Date

	Six Months Ended
	June 30,	July 1,	Amount of	Percentage
(In millions)	2007	2006	Change	Change
Sales of:
Products	$49.8	$53.8	$(4.0)	-7%
Services	7.5	7.1	0.4	6%
Licenses	0.1	0.1	0.0	0%

Total net sales	$57.4	$61.0	$(3.6)	-6%

Product sales decreased 7% to $49.8 million for the six months ended June 30, 2007 as compared to the same period in 2006. The decrease was primarily attributable to a system unit volume decrease of 15.8% partially offset by a 7.5% increase in the average selling prices of systems sold. The increase in average selling prices was primarily the result of a shift in product mix in favor of our new laser processing products and away from our legacy product platforms. On a market segment basis, the year-over-year decrease in systems sales was primarily attributable to a $14.5 million decline in sales to the packaging market, which was offset partially by an $8.3 million and $1.3 million increase in sales to the laser thermal processing market and nanotechnology market, respectively.
Revenues from services in the first six months of 2007 increased 6% from the comparable period of 2006, primarily as a result of increases in service contracts. Revenues from licensing activities remained the same in the first six months of 2007 as compared to the same period of 2006. Future revenues from licensing activities, if any, will be contingent upon existing and future licensing and royalty arrangements. We may not be successful in generating licensing revenues in the future and do not anticipate the recognition of significant levels of licensing income during the remainder of 2007.
For the first six months of 2007, international net sales were $37.3 million, or 68.0% of total net sales, as compared with $37.3 million, or 61.2% of total net sales, for the comparable period of 2006. For the first six months of 2007, as compared to the same period of 2006, sales to Europe increased $6.8 million, sales to Japan increased $13.6 million, sales to Taiwan decreased $6.6 million and sales to the rest of Asia declined $12.1 million.
Gross Profit
On a comparative basis, gross margins were 43.9% and 45.4% for the second quarter of 2007 and 2006, respectively. This decrease in percentage was primarily due to difference in product mix and higher manufacturing overhead costs resulting from lower plant utilization during the first six months of 2007 compared to the corresponding period in 2006. These higher manufacturing overhead costs were partially offset by our continuing effort to reduce company-wide expenses since the fourth quarter of 2006 and lower warranty and installation costs related to our laser spike annealing systems compared to the corresponding quarter of 2006 as we became more efficient since the introduction of our laser spike annealing systems to the market in December 2005. Gross margins remained at 41.8% for each of the six-month periods ended June 30, 2007 and July 1, 2006.
Our gross profit as a percentage of sales has been and most likely will continue to be significantly affected by a variety of factors, including the following: the introduction of new products, which typically have higher manufacturing costs until manufacturing efficiencies are realized and which are typically discounted more than existing products until the products gain market acceptance; the mix of products sold; the rate of capacity utilization; write-down of inventory and open purchase commitments; product discounts, pricing and competition in our targeted markets; non-linearity of shipments during the quarter which can result in manufacturing inefficiencies; and the percentage of international sales, which typically have lower gross margins than domestic sales principally due to higher field service and support costs.

Operating Expenses
Second Quarter

	Three Months Ended
	June 30,	July 1,	Amount of	Percentage
(In millions)	2007	2006	Change	Change
Research, development, and engineering	$5.8	$6.4	$(0.6)	-9%
Selling, general, and administrative	7.6	8.3	(0.7)	-8%

Total operating expenses	$13.4	$14.7	$(1.3)	-9%

Research, development and engineering expenses for the second quarter of 2007 were $5.8 million, as compared to $6.4 million for the same period in 2006. The decrease was primarily due to lower salaries and benefits expenses of $0.7 million resulting from workforce reductions from our continuing effort to reduce company-wide expense since the fourth quarter of 2006. This reduction was offset in part by an increase of $0.1 million for the development of the laser spike anneal system used for 65nm and other next-generation devices.
Selling, general, and administrative expenses were $7.6 million for the second quarter of 2007, as compared with $8.3 million for the same quarter of 2006. As a percentage of net sales, selling, general, and administrative expenses decreased to 25.2% in the quarter ended June 30, 2007, compared to 32.0% in the same quarter of 2006. This decrease was primarily due to our continuing effort to reduce company-wide expenses of $0.3 million, no accrual for the management incentive plan as compared to an accrual of $0.2 million in the second quarter of 2006, and lower salaries and benefits expenses of $0.7 million resulting from workforce reductions discussed above, which was partially offset by severance and benefit charges of $0.5 million recorded during the second quarter of 2007.
Year-To-Date

	Six Months Ended
	June 30,	July 1,	Amount of	Percentage
(In millions)	2007	2006	Change	Change
Research, development, and engineering	$11.8	$12.5	$(0.7)	-6%
Selling, general, and administrative	16.9	15.6	1.3	8%

Total operating expenses	$28.7	$28.1	$0.6	2%

Research, development and engineering expenses for the first six months of 2007 were $11.8 million as compared to $12.5 million for the same period in 2006. The year-to-date decrease was primarily the result of workforce reductions and our continuing effort to reduce company-wide expenses.
Selling, general, and administrative expenses were $16.9 million for the first six months of 2007 as compared with $15.6 million for the same period in 2006. As a percentage of net sales, selling, general, and administrative expenses increased to 29.4% in the six months ended June 30, 2007 as compared to 25.6% for the same period in 2006. This increase, in dollar terms, was primarily due to increase in customer service expenses of $0.5 million for customer support services provided during the first half of 2007 in connection with our laser spike annealing systems, additional accounting-related fees of $0.5 million and legal fees of $0.3 million, and increases in severance and benefit charges of $0.9 million, which were offset partially by the reduction in salaries and benefits expenses of $0.5 million in connection with workforce reductions and no accrual for the management incentive plan as compared to an accrual of $0.4 million for the first six months of 2006.
Interest and Other Income, Net
Interest and other income, net, which consists primarily of interest income, was $1.4 million and $3.1 million for the three and six months ended 2007 as compared with $1.7 million and $3.2 million for the comparable periods of 2006, respectively. This decrease was primarily attributable to lower interest income due to lower cash and investment balances during the second quarter and first half of 2007 compared to the same periods of 2006. As of June 30, 2007, the weighted-average maturity of our investment portfolio was approximately 1.0 year. As a result, changes in short-term interest rates have had, and will continue to have, a significant impact on our interest income.
Provision (Benefit) for Income Taxes
For the three- and six-month periods ended June 30, 2007, we recorded an income tax provision of $67,000 and $182,000, respectively, as compared to an income tax benefit of $28,000 and an income tax provision of $102,000 for the comparable periods in

2006. The income tax provision recognized for the six months ended June 30, 2007 and July 1, 2006 resulted primarily from foreign income taxes and the U.S. federal alternative minimum tax.
Income tax estimates can be affected by whether and within which jurisdictions future earnings will occur and how and when cash is repatriated to the United States, as well as other aspects of an overall income tax strategy. Additionally, taxing jurisdictions could retroactively disagree with our tax treatment of certain items, and some historical transactions have income tax effects going forward. Accounting rules require these future effects to be evaluated using current laws, rules and regulations, each of which can change at any time and in an unpredictable manner. We believe we have adequately provided for any reasonably foreseeable outcome related to these matters, and we do not anticipate any material earnings impact from their ultimate resolution.
Each quarter we assess the likelihood that we will be able to recover our deferred tax assets. We consider all available evidence, both positive and negative, including historical levels of income, expectations and risks associated with estimates of future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance. As a result of our analysis of all available evidence, we concluded that it is more likely than not that our net deferred tax assets will not be realized, with the exception of the Japan, Taiwan and certain Texas deferred tax assets which we do expect to realize and which have been recorded in the accounts. Therefore, we continue to provide a full valuation allowance against net deferred tax assets outside of Japan, Taiwan and Texas. We closely monitor all available evidence, and may release some or all of the valuation allowance in future periods.
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
Outlook
The anticipated timing of orders, shipments and customer acceptances usually requires that we fill a number of production slots in any given quarter in order to meet our sales targets. If we are unsuccessful in our efforts to secure those production orders, or if existing production orders are delayed or cancelled, our results of operations will be materially adversely impacted. Accordingly, we may not be able to achieve or maintain our current or prior level of sales. We presently expect net sales for the third quarter of 2007 to be slightly less than the net sales reported in second quarter of 2007. For the full year of 2007, we believe total net sales will be about the same as the amount reported for 2006.
Because our net sales are subject to a number of risks, including risks associated with the market acceptance of our new laser processing product line, delays in customer acceptance, intense competition in the capital equipment industry, uncertainty relating to the timing and market acceptance of our products, and the condition of the macro-economy and the semiconductor industry and the other risks described in this report and in our Annual Report on Form 10-K for the year ended December 31, 2006, we may not exceed or even maintain our current or prior level of net sales for any period in the future. Additionally, we believe that the market acceptance and volume production of our advanced packaging systems, laser processing systems and our 1000 Platform steppers are of critical importance to our future financial results. At June 30, 2007, these critical systems represented approximately 82.6% of our backlog. To the extent that these products do not achieve or maintain significant sales due to difficulties involving manufacturing or engineering, the inability to reduce the current long manufacturing cycles for these products, competition, excess capacity in the semiconductor or nanotechnology device industries, or for any other reason, our business, financial condition and results of operations would be materially adversely affected.
We believe that gross margin for the third quarter of 2007 will be about the same as for the second quarter of 2007. However, gross margin for the full year of 2007 is expected to improve compared to 2006. The final gross margin achieved in any quarter will depend heavily upon sales volumes and the resulting product mix. Should our sales not reach the level expected, we may incur a higher risk of inventory obsolescence and excess purchase commitments and lower utilization of our manufacturing infrastructure, which would materially adversely impact our results of operations. New products generally have lower gross margins until there is widespread market acceptance and until production and after-sales efficiencies can be achieved. Should significant market demand fail to develop for our laser processing systems and our new advanced packaging offerings, our business, financial condition and results of operations would be materially adversely affected. In addition, higher costs associated with extended manufacturing and customer acceptance periods on shipments of our laser processing products have had, and will continue to have, an adverse impact on our gross margins. As our company-wide cost cutting initiatives take full effect, we anticipate operating expenses for the full year of 2007 will be a few million dollars less than the amount in 2006. For the full year of 2007, we believe our operating cash flow will continue to be positive.
LIQUIDITY AND CAPITAL RESOURCES
Net cash provided by operating activities was $1.8 million for the six months ended June 30, 2007, compared with net cash provided by operating activities of $0.9 million for the comparable period in 2006. Net cash provided by operating activities during the first six months of 2007 was primarily attributable to a decrease in deferred product and services income of $3.3 million, a decrease in inventories of $2.2 million and adjustments of non-cash charges of $4.4 million to net loss, principally for depreciation, amortization and stock-based compensation, which was partially offset by a net loss of $2.2 million for the first half of 2007 and increases in accounts receivable of $1.8 million, accounts payable of $3.4 million and other liabilities of $1.3 million.
We believe that because of the relatively long manufacturing cycle of certain of our systems, particularly newer products, our inventories will continue to represent a significant and growing portion of working capital. Currently, we are devoting significant resources to the development, introduction and commercialization of our laser processing system and to the development of our next generation 1X lithography technologies. Additionally, gross profit margins, inventory and capital equipment levels may be adversely impacted in the future by costs associated with the production of the laser processing system and by future generations of our 1X wafer steppers. These costs include, but are not limited to, additional manufacturing overhead, costs of demonstration systems and facilities and the establishment of additional after-sales support organizations. Additionally, there can be no assurance that operating expenses will not increase, relative to sales, as a result of adding technical, marketing and administrative personnel, among other costs, to support our new products. If we are unable to achieve significantly increased net sales or if our sales fall below expectations, our cash flow and operating results will be materially adversely affected until, among other factors, costs and expenses can be reduced. Our failure to achieve our sales targets for these new products could result in additional inventory write-offs and asset impairment charges, either or both of which could materially adversely impact our results of operations.
During the first six months of 2007, net cash provided by investing activities was $7.4 million, attributable to net proceeds from the sale and maturity of short and long-term investments of $7.8 million, offset by capital expenditures of $0.4 million.
Net cash provided by financing activities was $3.7 million during the first six months of 2007, attributable to net proceeds under our notes payable of $2.7 million and $1.0 million of proceeds received from the issuance of common stock under our employee stock option plans.
At June 30, 2007, we had working capital of $120.7 million and long-term investments of $34.0 million. Our principal sources of liquidity at June 30, 2007 consisted of $86.7 million in cash, cash equivalents and short-term investments, net of outstanding borrowings under our line of credit, and $34.0 million of long-term investments. We have a line of credit agreement with a brokerage firm. Under the terms of this agreement, we may borrow funds at a cost equal to the current Federal funds open rate plus 100 basis points (approximately 6.25% as of June 30, 2007). Certain of our cash, cash equivalents and marketable securities secure borrowings outstanding under this facility, but we are not restricted in the use of those assets. Funds are advanced to us under this facility in accordance with pre-determined advance rates based on the cash and securities held by us in this brokerage account. This agreement has no set expiration date and there are no loan covenants other than a collateral requirement. As of June 30, 2007, $9.7 million was outstanding under this facility, with a related collateral requirement of approximately $12.9 million of our cash, cash equivalents and investments.
In September 2005, our Board of Directors authorized the repurchase of up to $30.0 million of our common stock in the open market at then prevailing market prices during the period from September 2005 through September 2007. We did not repurchase any shares of our common stock during the six months ended June 30, 2007. Through June 30, 2007, we had repurchased 1.4 million shares of our common stock at a total purchase price of $20.0 million. Any future repurchase of stock could have a significant impact on our cash position.

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
Interest Rate Risk
Our exposure to market risk due to potential changes in interest rates relates primarily to our investment portfolio, which consisted primarily of fixed interest rate instruments as of June 30, 2007. We maintain an investment policy designed to ensure the safety and preservation of our invested funds by limiting market risk and the risk of default.
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
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended June 30, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II. OTHER INFORMATION
Item 1. Legal Proceedings
On February 29, 2000, we filed lawsuits asserting patent infringement and related claims against Nikon, Canon and ASML in the U.S. District Court for the Eastern District of Virginia. In April 2000, we reached a settlement with Nikon, and in September 2001, we reached a settlement with Canon. In the patent litigation against ASML, after transfer to the U.S. District Court for the Northern District of California, a jury trial was conducted during the second quarter of 2005. The jury reached a verdict that the patent was infringed, but that the asserted claims of the patent were invalid. We filed a post-trial motion for a new trial and for judgment as a matter of law in our favor. ASML also filed a motion for judgment as a matter of law seeking to invalidate three of the asserted claims for lack of enablement and requested that the Court award costs. On February 13, 2006, the Court denied our post-trial motions, including the motion for a new trial, and entered judgment in favor of ASML invalidating three claims of the patent for lack of enablement. The Court also awarded ASML approximately $330,000 in costs. We filed an appeal with the Federal Circuit Court of Appeals, and filed our opening appellate brief on August 31, 2006. Although ASML originally filed a notice of cross-appeal, ASML subsequently withdrew its cross appeal and the Court entered an order to that effect on December 8, 2006. ASML’s opening appellate brief was filed on December 6, 2006, and our reply brief was filed on January 12, 2007. The case was argued on May 11, 2007. On May 14, 2007, the Federal Circuit Court of Appeals affirmed the jury’s verdict and the District Court’s February 13, 2006 Order in favor of ASML.
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
In May 2006, the same company filed a state court lawsuit against us for malicious prosecution and abuse of process claiming that attorney’s fees, costs and other damages were due based on the outcome of a federal patent litigation suit described above. We do not believe this new action has merit, particularly given the denial by the federal court of that company’s request to be awarded attorneys’ fees payable by us in the patent litigation and the subsequent federal appellate court’s affirmation of the order denying any such award. We filed a motion to have the state court complaint dismissed under California’s anti-strategic lawsuit against public participation, or anti-SLAPP, and demurrer statutes. The anti-SLAPP statute is aimed at striking lawsuits that are brought in order to quash an individual’s constitutional rights to free speech or seeking redress of grievances (i.e. filing suit). The state court granted the anti-SLAPP motion as to the abuse of process claim, but denied it as to the malicious prosecution claim. We have appealed the decision denying the anti-SLAPP motion as to the malicious prosecution claim, and briefing thereon shall commence in October 2007.
On March 7, 2007, a stockholder filed a stockholder derivative lawsuit against us and certain of our current and former directors, officers and employees in the U.S. District Court for the Northern District of California. The lawsuit asserted claims for violations of federal and state securities laws and for breach of fiduciary duty, unjust enrichment and other claims related to the alleged backdating of stock option grants between 1996 and 2003. On May 11, 2007, this lawsuit was consolidated with an essentially identical action filed by another stockholder, also in the Northern District of California. The lawsuits were voluntarily dismissed by the plaintiffs without prejudice by a stipulation and order entered by the Court on June 11, 2007.
Item 1A. Risk Factors
In addition to risks described in the foregoing discussions, the following risks apply to our business and us:
We currently spend, and expect to continue to spend, significant resources to develop, introduce and commercialize our laser processing systems and AP wafer stepper products, and we may not be successful in achieving or increasing sales of these products.
Currently, we are devoting significant resources to the development, introduction and commercialization of our laser products as well as our lithography wafer steppers. We intend to continue to develop these products and technologies during 2007, and will continue to incur significant operating expenses in the areas of research, development and engineering, manufacturing and general and administrative costs in order to develop, produce and support these new products. Additionally, gross profit margins and inventory levels may be further adversely impacted in the future by costs associated with the initial production of our laser processing systems and by future generations of our 1X lithography systems. Introduction of new products generally involves higher installation costs and product performance uncertainties that could delay customer acceptance of our systems, resulting in a delay in recognizing revenue associated with those systems and a reduction in gross margins. These costs include, but are not limited to, additional manufacturing overhead, additional inventory write-downs, costs of demonstration systems and facilities, costs associated with the establishment of additional after-sales support organizations. Additionally, operating expenses may increase, relative to sales, as a result of adding additional marketing and administrative personnel, among other costs, to support our new products. If we are unable to achieve significantly increased net sales or if our sales fall below expectations, our operating results will be materially adversely affected.
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
Our business depends in significant part upon capital expenditures by manufacturers of semiconductors, advanced packaging semiconductors and nanotechnology components which in turn depend upon the current and anticipated market demand for such devices and products utilizing such devices. The semiconductor industry historically has been highly cyclical and has experienced recurring periods of oversupply. This has, from time to time, resulted in significantly reduced demand for capital equipment including the systems manufactured and marketed by us. We believe that markets for new generations of semiconductors and semiconductor packaging will also be subject to similar fluctuations. Our business and operating results would be materially adversely affected by downturns or slowdowns in the semiconductor packaging market or by loss of market share. Accordingly, we may not be able to achieve or maintain our current or prior level of sales. We attempt to mitigate the risk of cyclicality by participating in multiple markets including semiconductor, semiconductor packaging, and nanotechnology sectors, as well as diversifying into new markets such as laser-based annealing for implant activation and other applications. Despite such efforts, when one or more of such markets experiences a downturn or a situation of excess capacity, our net sales and operating results are materially adversely affected.
We may not be successful in protecting our intellectual property rights or we could be found to have infringed the intellectual property rights of others, either of which could weaken our competitive position and adversely affect our results of operations.
Although we attempt to protect our intellectual property rights through patents, copyrights, trade secrets and other measures, we believe that our success will depend more upon the innovation, technological expertise and marketing abilities of our employees. Nevertheless, we have a policy of seeking patents when appropriate on inventions resulting from our ongoing research and development and manufacturing activities. We own 124 United States and foreign patents, which expire on dates ranging from April 2008 to April 2025 and have 83 United States and foreign patent applications pending. In addition, we have various registered trademarks and copyright registrations covering mainly software programs used in the operation of our systems. We also rely upon trade secret protection for our confidential and proprietary information. We may not be able to protect our technology adequately and competitors may be able to develop similar technology independently. Our pending patent applications may not be issued or U.S. or foreign intellectual property laws may not protect our intellectual property rights. In addition, litigation may be necessary to enforce our patents, copyrights or other intellectual property rights, to protect our trade secrets, to determine the validity and scope of the proprietary rights of others or to defend against claims of infringement. Such litigation has resulted in, and in the future could result in, substantial costs and diversion of resources and could have a material adverse effect on our business, financial condition and results of operations, regardless of the outcome of the litigation. Patents issued to us may be challenged, invalidated or circumvented and the rights granted thereunder may not provide competitive advantages to us. Furthermore, others may independently develop similar technology or products, or, if patents are issued to us, design around the patents issued to us. Invalidation of our patents related to those technologies could allow our competitors to more effectively compete against us, which could result in less revenue for us.
On February 29, 2000, we filed lawsuits asserting patent infringement and related claims against Nikon, Canon and ASML in the U.S. District Court for the Eastern District of Virginia. In April 2000, we reached a settlement with Nikon, and in September 2001, we reached a settlement with Canon. In the patent litigation against ASML, after transfer to the U.S. District Court for the Northern District of California, a jury trial was conducted during the second quarter of 2005. The jury reached a verdict that the patent was infringed, but that the asserted claims of the patent were invalid. We filed a post-trial motion for a new trial and for judgment as a matter of law in our favor. ASML also filed a motion for judgment as a matter of law seeking to invalidate three of the asserted claims for lack of enablement and requested that the Court award costs. On February 13, 2006, the Court denied our post-trial motions, including the motion for a new trial, and entered judgment in favor of ASML invalidating three claims of the patent for lack of enablement. The Court also awarded ASML approximately $330,000 in costs. We filed an appeal with the Federal Circuit Court of Appeals, and filed our opening appellate brief on August 31, 2006. Although ASML originally filed a notice of cross-appeal, ASML subsequently withdrew its cross appeal and the Court entered an order to that effect on December 8, 2006. ASML’s opening appellate brief was filed on December 6, 2006, and our reply brief was filed on January 12, 2007. The case was argued on May 11, 2007. On May 14, 2007, the Federal Circuit Court of Appeals affirmed the jury’s verdict and the District Court’s February 13, 2006 Order in favor of ASML.
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
In May 2006, the same company filed a state court lawsuit against us for malicious prosecution and abuse of process claiming that attorney’s fees, costs and other damages were due based on the outcome of a federal patent litigation suit described above. We do not believe this new action has merit, particularly given the denial by the federal court of that company’s request to be awarded attorneys’ fees payable by us in the patent litigation and the subsequent federal appellate court’s affirmation of the order denying any such award. We filed a motion to have the state court complaint dismissed under California’s anti-anti-SLAPP and demurrer statutes. The anti-SLAPP statute is aimed at striking lawsuits that are brought in order to quash an individual’s constitutional rights to free speech or seeking redress of grievances (i.e. filing suit). The state court granted the anti-SLAPP motion as to the abuse of process claim, but denied it as to the malicious prosecution claim. We have appealed the decision denying the anti-SLAPP motion as to the malicious prosecution claim, and briefing thereon shall commence in October 2007.
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
With respect to our laser annealing technologies, marketed under the LSA100 product name, our primary competition comes from companies such as Dainippon Screen Manufacturing Co., Ltd., Applied Materials, Inc. and Mattson Technology, Inc. Many of these companies offer products utilizing rapid thermal processing (RTP) which is the current prevailing manufacturing technology. RTP does not prevent semiconductor device manufacturers from scaling the lateral dimensions of their transistors to obtain improved performance, but diffusion resulting from the time scales associated with RTP limits the vertical dimension of the junctions. Faster annealing times result in shallower and more abrupt junctions and faster transistors. We believe that RTP manufacturers recognize the need to reduce thermal cycle times and are working toward this goal. In July 2000, we licensed certain rights to our then existing laser processing technology, with reservations, to a competing manufacturer of semiconductor equipment. We presently anticipate that this company will offer laser-annealing tools to the semiconductor industry that will compete with our offerings.
Another potential advanced annealing solution utilizes flash lamp annealing technology, or FLA. Several companies have published papers on annealing tools that incorporate flash lamp technology in order to reduce annealing times and increase anneal temperatures. Developers of FLA technology claim to have overcome annealing difficulties at the 65nm node. This technique, which employs xenon flash lamps, has shown improvements over RTP in junction depth and sheet resistance, but we believe FLA suffers from pattern-related non-uniformities and could require additional, costly processes to equalize the reflectivity of different areas within the chip or wafer. Our proprietary laser processing solution has been specifically developed to provide junction annealing on near-instantaneous time-scales, while achieving high activation levels. Laser spike annealing, our first implementation of laser processing, activates dopants in the microsecond-to-millisecond time frame without melting. Our research indicates that, at temperatures just below the melting point of silicon, time durations in the microsecond to millisecond range are required to achieve full activation and minimal dopant diffusion.
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
Historically, we have sold a substantial portion of our systems to a limited number of customers. In the three- and six-month periods ended June 30, 2007, our top five customers accounted for 88.9% and 58.1% of our system sales, respectively, compared to 76.7% and 57.6%, in the comparable periods of 2006. We expect that sales to a relatively few customers will continue to account for a high percentage of our net sales in the foreseeable future and believe that our financial results depend in significant part upon the success of these major customers and our ability to meet their future capital equipment needs. Although the composition of the group comprising our largest customers may vary from period to period, the loss of a significant customer or any reduction in orders by a significant customer, including reductions due to market, economic or competitive conditions in the semiconductor, semiconductor packaging or nanotechnology industries or in the industries that manufacture products utilizing integrated circuits, thin film heads or other nanotechnology components, would likely have a material adverse effect on our business, financial condition and results of operations. Our ability to maintain or increase our sales in the future depends, in part, on our ability to obtain orders from new customers as well as the financial condition and success of our existing customers, the semiconductor and nanotechnology industries and the economy in general.
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
On a market application basis, sales to the semiconductor industry, primarily for advanced packaging applications and laser thermal processing, accounted for 74.3% and 79.3% of system revenue for the second quarter of 2007 and 2006, respectively, while sales to nanotechnology manufacturers, including micro systems, thin film head and optical device manufacturers, accounted for the remaining 25.7% and 20.7% of our systems revenue, respectively. For the first half of 2007, sales to the semiconductor industry and nanotechnology manufacturers accounted for 84.1% and 88.6%, respectively, compared to 15.9% and 11.4% of the corresponding period in 2006. Our future operating results and financial condition would be materially adversely impacted by a downturn in any of these industries, or by loss of market share in any of these industries. A growing portion of our backlog of system orders is comprised of laser spike annealing tools. To date, we have limited customer experience with this technology. Should significant demand not materialize, due to technical, production, market, or other factors, our business, financial position and results of operations would be materially adversely impacted.
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
International sales accounted for approximately 60.2% and 68.0% of total net sales for the three- and six-month periods ended June 30, 2007, respectively, compared to 69.2% and 63.9% in the comparable periods of 2006. We anticipate that international sales will continue to account for a significant portion of total net sales. As a result, a significant portion of our net sales will continue to be subject to certain risks, including unexpected changes in regulatory requirements; difficulty in satisfying existing regulatory requirements; exchange rate fluctuations; tariffs and other barriers; political and economic instability; difficulties in accounts receivable collections; natural disasters; difficulties in staffing and managing foreign subsidiary and branch operations; and potentially adverse tax consequences.
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
Our future operating results depend, in significant part, upon the continued contributions of key personnel, many of whom would be difficult to replace. We have entered into employment agreements with only a limited number of our key employees, including our Chief Executive Officer and Chief Financial Officer, and our other employees are employed “at will.” Some of these agreements contain vesting acceleration and severance payment provisions that could result in significant costs or charges to us should the employee be terminated without cause, die or have a disability. We do not maintain any life insurance on any of our key employees. The loss of key personnel could have a material adverse effect on our business, financial condition and results of operations. In addition, our future operating results depend in significant part upon our ability to attract and retain other qualified management, manufacturing, technical, sales and support personnel for our operations. There are only a limited number of persons with the requisite skills to serve in these positions and it may become increasingly difficult for us to hire such personnel over time. At times, competition for such personnel has been intense, particularly in the San Francisco Bay Area, where we maintain our headquarters and principal operations, and we may not be successful in attracting or retaining such personnel. The failure to attract or retain such persons would materially adversely affect our business, financial condition and results of operations.

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
The Sarbanes-Oxley Act of 2002 required changes in our corporate governance, public disclosure and compliance practices. The rules and regulations applicable to us have increased and will continue to increase our legal and financial compliance costs, and have made some activities more difficult, such as by requiring stockholder approval of new option plans. In addition, we have incurred and expect to continue to incur significant costs in connection with compliance with Section 404 of the Sarbanes-Oxley Act regarding internal controls over financial reporting. We incurred significant costs to achieve initial compliance with Section 404, and we expect ongoing annual costs to maintain compliance to also be substantial. We also expect these developments to make it more difficult and more expensive to obtain director and officer liability insurance, and we may be required to accept reduced coverage or incur substantially higher costs to obtain coverage. These developments could make it more difficult for us to attract and retain qualified members of our board of directors, particularly to serve on our audit committee, and qualified executive officers. In addition, in connection with our Section 404 certification process, we may identify from time to time deficiencies in our internal controls. Any material weakness or deficiency in our internal controls over financial reporting could materially and negatively impact our reported financial results and the market price of our stock could significantly decline. Additionally, adverse publicity related to the disclosure of a material weakness or deficiency in internal controls over financial reporting could have a negative impact on our reputation, business and stock price.
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
As of June 30, 2007, we had options and restricted stock units to purchase approximately 5.5 million shares of our Common Stock outstanding. Among other determinants, the market price of our stock has a major bearing on the number of shares subject to outstanding stock options that are included in the weighted-average shares used in determining our net income (loss) per share. During periods of extreme volatility, the impact of higher stock prices can have a materially dilutive effect on our net income (loss) per share. Additionally, shares subject to outstanding options are excluded from the calculation of net income (loss) per share when we have a net loss or when the exercise price of the stock option is greater than the average market price of our Common Stock, as the impact of the stock options would be anti-dilutive.
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
In the second quarter of 2007, as a continuing effort to reduce company-wide expenses since the fourth quarter of 2006, we eliminated an additional eight full-time positions, three in the United States and five internationally. Pursuant to the provisions of FASB Statement No. 146, Accounting for Costs Associated with Exit or Disposal Activities, during the second quarter of 2007, we recorded severance and benefits charges totaling $0.5 million related to this plan as selling, general and administrative expenses. As of June 30, 2007, the remaining balance of $0.7 million related to severance and benefit payments incurred during 2006 and 2007 will be fully paid by the second quarter of 2008. We recorded severance and benefits charges totaling $1.2 million during the first six months of 2007.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
In September 2005, our Board of Directors authorized the repurchase of up to $30.0 million of our common stock in the open market during the period commencing September 2005 through September 2007. We did not repurchase any shares of our common stock during the first six months of 2007. We purchased a total of 1.4 million shares of our common stock since September 2005 for a total of $20.0 million.
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Submission of Matters to a Vote of Security Holders.
None.
Item 5. Other Information.
None.
Item 6. Exhibits.
3.1(a)	Amended and Restated Certificate of Incorporation of the Registrant, filed October 6, 1993.

3.1.1(a)	Certificate of Amendment of the Amended and Restated Certificate of Incorporation of the Company, dated May 17, 1995.

3.1.2(a)	Certificate of Amendment of the Amended and Restated Certificate of Incorporation of the Company, dated June 17, 1998.

3.1.3(a)	Certificate of Amendment of the Amended and Restated Certificate of Incorporation of the Company, dated June 20, 2003.

3.2(b)	Bylaws of the Registrant, as amended.

31.1	Certification of Chief Executive Officer required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(a)	Previously filed with our Quarterly Report on Form 10-Q for the quarter ended June 28, 2003 (Commission File No. 0-22248) and incorporated herein by reference.

(b)	Previously filed with our Current Report on Form 8-K filed on February 2, 2007 (Commission File No. 0-22248) and incorporated herein by reference.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ULTRATECH, INC. (Registrant)
Date: July 31, 2007	By:	/s/ BRUCE WRIGHT
Bruce Wright
Senior Vice President, Finance and Chief Financial Officer (Duly Authorized Officer and Principal Financial and Accounting Officer)

EXHIBIT INDEX
3.1(a)	Amended and Restated Certificate of Incorporation of the Registrant, filed October 6, 1993.

3.1.1(a)	Certificate of Amendment of the Amended and Restated Certificate of Incorporation of the Company, dated May 17, 1995.

3.1.2(a)	Certificate of Amendment of the Amended and Restated Certificate of Incorporation of the Company, dated June 17, 1998.

3.1.3(a)	Certificate of Amendment of the Amended and Restated Certificate of Incorporation of the Company, dated June 20, 2003.

3.2(b)	Bylaws of the Registrant, as amended.

31.1	Certification of Chief Executive Officer required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(a)	Previously filed with our Quarterly Report on Form 10-Q for the quarter ended June 28, 2003 (Commission File No. 0-22248) and incorporated herein by reference.

(b)	Previously filed with out Current Report on Form 8-K on February 2, 2007 (Commission File No. 0-22248) and incorporated herein by reference.