Form 10-Q
period 2007-09-29
ULTRATECH INC
filed 2007-10-30
CIK 909791

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 29, 2007

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
Large accelerated filer ☐               Accelerated filer ☑               Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding as of October 26, 2007
common stock, $.001 par value	23,366,319

ULTRATECH, INC.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
ULTRATECH, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 29,	December 31,
(In thousands )	2007	2006*
ASSETS	(Unaudited)
Current assets:
Cash and cash equivalents	$48,051	$23,883
Short-term investments	60,997	54,207
Accounts receivable, net	13,243	18,054
Inventories	35,674	40,988
Prepaid expenses and other current assets	3,163	2,181

Total current assets	161,128	139,313

Long-term investments	23,374	48,328
Equipment and leasehold improvements, net	18,225	20,326
Demonstration inventories	4,032	4,717
Other assets	2,193	3,366

Total assets	$208,952	$216,050

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Notes payable	$6,558	$6,974
Accounts payable	7,684	10,440
Deferred product and services income	2,609	2,950
Other current liabilities	10,488	13,998

Total current liabilities	27,339	34,362

Other liabilities	7,186	7,580

Stockholders’ equity	174,427	174,108

Total liabilities and stockholders’ equity	$208,952	$216,050

*	The Balance Sheet as of December 31, 2006 has been derived from the audited financial statements at that date.
See accompanying notes to unaudited condensed consolidated financial statements

ULTRATECH, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 29,	September 30,	September 29,	September 30,
(In thousands, except per share amounts)	2007	2006	2007	2006
Net sales:
Products	$20,909	$30,017	$70,712	$83,788
Services	4,279	3,826	11,755	10,942
Licenses	—	100	100	200

Total net sales	25,188	33,943	82,567	94,930
Cost of sales:
Cost of products sold	12,363	18,713	41,236	49,650
Cost of services	2,464	2,780	6,994	7,362

Total cost of sales	14,827	21,493	48,230	57,012

Gross profit	10,361	12,450	34,337	37,918

Operating expenses:
Research, development, and engineering	5,981	7,146	17,781	19,649
Selling, general, and administrative	7,026	8,872	23,889	24,514

Operating loss	(2,646)	(3,568)	(7,333)	(6,245)

Interest expense	(123)	(95)	(594)	(139)

Interest and other income, net	1,696	1,545	4,811	4,774

Loss before income tax	(1,073)	(2,118)	(3,116)	(1,610)
Provision (benefit) for income taxes	(189)	450	(7)	552

Net loss	$(884)	$(2,568)	$(3,109)	$(2,162)

Net loss per share — basic and diluted	$(0.04)	$(0.11)	$(0.13)	$(0.09)
Number of shares used in per share computations — basic and diluted	23,394	23,477	23,344	23,747
See accompanying notes to unaudited condensed consolidated financial statements

ULTRATECH, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended
	September 29,	September 30,
(In thousands)	2007	2006
Cash flows from operating activities:
Net loss	$(3,109)	$(2,162)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	4,778	4,498
Amortization	811	892
Accretion of asset retirement obligations	112	146
(Gain) loss on disposal of equipment	4	(5)
Stock-based compensation	1,097	1,431
Deferred income taxes	—	172
Charge for uncollectible receivable	222	—
Changes in operating assets and liabilities:
Accounts receivable	4,811	2,233
Inventories	3,958	(9,826)
Prepaid expenses and other current assets	211	(961)
Demonstration inventory	—	(208)
Other assets	1,006	(162)
Accounts payable	(2,756)	2,753
Deferred product and services income	(341)	2,963
Other current liabilities	(3,316)	1,394
Other liabilities	(1,236)	(678)

Net cash provided by operating activities	6,252	2,480

Cash flows from investing activities:
Capital expenditures	(860)	(2,538)
Proceeds from sale of fixed assets	—	79
Purchase of investments	(26,951)	(33,355)
Proceeds from sales and maturities of investments	44,558	37,438

Net cash provided by investing activities	16,747	1,624

Cash flows from financing activities:
Proceeds from notes payable	21,647	52,865
Repayment of notes payable	(22,064)	(47,314)
Proceeds from issuance of common stock	1,760	2,639
Repurchse of common stock	—	(10,766)

Net cash provided by (used in) financing activities	1,343	(2,576)

Net effect of exchange rate changes on cash and cash equivalents	(174)	(100)

Net increase in cash and cash equivalents	24,168	1,428

Cash and cash equivalents at beginning of period	23,883	36,344

Cash and cash equivalents at end of period	$48,051	$37,772

Supplemental disclosures of cash flow information:
Other non-cash activities:
Systems transferred from inventory to equipment and other assets	$1,356	$797
Capital lease of phone system	$562	$—
See accompanying notes to unaudited condensed consolidated financial statements

Ultratech, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
September 29, 2007
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
Our fiscal period ends on the Saturday closest to month-end. All references to the quarter refer to our fiscal quarter. Our fiscal quarters covered by this report ended on September 29, 2007 and September 30, 2006.
Operating results for the three and nine months ended September 29, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007 or any future period.
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
In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115 (SFAS No. 159). SFAS No. 159 provides companies with an option to report selected financial assets and liabilities at fair value. The objective of SFAS No. 159 is to reduce both the complexity in accounting for financial instruments and the volatility in earnings caused by measuring related assets and liabilities differently. SFAS No. 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007, with earlier adoption permitted. We are currently in the process of determining the impact of adopting the provisions of SFAS No. 159 on our results of operations or statement of financial position.
(3) Stock-Based Compensation
Stock-based compensation expense recognized under SFAS No. 123 (revised 2004), Share-Based Payment (SFAS No. 123R), for employees and directors and the effect on our Condensed Consolidated Statements of Operations were as follows:

	Three Months Ended		Nine Months Ended
	September 29,	September 30,	September 29,	September 30,
(In thousands)	2007	2006	2007	2006
Cost of Sales	$26	$40	$109	$109
Research, development, and engineering	61	70	217	178
Selling, general and administrative expenses	248	361	770	1,144

Total stock-based compensation expense	335	471	1,096	1,431
Tax benefit related to stock-based compensation expense	—	—	—	—

Net effect on net loss	$335	$471	$1,096	$1,431

Effect on net loss per basic and diluted share	$0.01	$0.02	$0.05	$0.06

Compensation cost capitalized as part of inventory was immaterial during each of the three- and nine-month periods ended September 29, 2007 and September 30, 2006.
As required by SFAS No. 123R, we estimate expected option forfeitures and recognize compensation costs only for those equity awards expected to vest. As of September 29, 2007, there were $2.6 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under our 1993 Stock Option Plan/Stock Issuance Plan, as amended, and our 1998 Supplemental Stock Option/Stock Issuance Plan, as amended (collectively, the Plans). That cost is expected to be recognized over a weighted average period of 1.5 years.
These Plans provide for the grant of qualified and non-qualified stock-based awards to our eligible employees, consultants and advisors and non-employee directors. We believe that such awards better align the interests of our employees with those of our stockholders. As of September 29, 2007, there were a total of 1.9 million shares reserved for future awards under these Plans.
We used the following weighted-average assumptions to estimate the fair value of our stock options granted during the three- and nine-month periods ended September 29, 2007 and September 30, 2006:

	Three Months Ended		Nine Months Ended
	September 29,	September 30,	September 29,	September 30,
	2007	2006	2007	2006
Expected life (in years)	*	4.69	4.95	4.75
Risk-free interest rate	*	5.06%	4.78%	5.02%
Volatility factor	*	0.56	0.48	0.55
Dividend yield	*	—	—	—

*	Not presented as we did not grant any stock options during the three-month period ended September 29, 2007.
(4) Net Loss Per Share
The following sets forth the computation of basic and diluted net loss per share:

	Three Months Ended		Nine Months Ended
	September 29,	September 30,	September 29,	September 30,
(In thousands, except per share amounts)	2007	2006	2007	2006
Numerator:
Net loss	$(884)	$(2,568)	$(3,109)	$(2,162)
Denominator:
Basic weighted-average shares outstanding	23,394	23,477	23,344	23,747
Effect of dilutive employee stock options and restricted stock units	—	—	—	—

Diluted weighted-average shares outstanding	23,394	23,477	23,344	23,747

Net loss per share — basic:
Net loss	($0.04)	($0.11)	($0.13)	($0.09)

Net loss per share — diluted:
Net loss	($0.04)	($0.11)	($0.13)	($0.09)

For the three- and nine-month periods ended September 29, 2007, options to purchase 5.2 million and 5.5 million shares of common stock, respectively, were excluded from the computation of diluted net loss per share, as the effect would have been anti-dilutive, compared to 6.2 million and 6.3 million, respectively, in the corresponding periods of 2006. In addition, for each of the three- and nine-month periods ended September 29, 2007, restricted stock units for 0.1 million shares of common stock were excluded from the computation as well, compared to 0.2 million and 0.1 million shares in the corresponding periods of 2006, respectively. Options and restricted stock units are anti-dilutive when we have a net loss or when the exercise price and the average unrecognized compensation cost of the stock option or restricted stock unit is greater than the average market price of our common stock during the period.
(5) Inventories
Inventories consist of the following:

	September 29,	December 31,
(In thousands)	2007	2006
Raw materials	$18,462	$18,067
Work-in-process	8,689	9,952
Finished products	8,523	12,969

	$35,674	$40,988

(6) Notes Payable
We have a line of credit agreement with a brokerage firm. Under the terms of this agreement, we may borrow funds at a cost equal to the current Federal funds open rate plus 75 basis points (approximately 5.50% as of September 29, 2007). Certain of our cash, cash equivalents and investments secure borrowings outstanding under this facility, but we are not restricted in the use of those assets. Funds are advanced to us under this facility based on pre-determined advance rates on the cash and securities held by us in this brokerage account. This agreement has no set expiration date and there are no loan covenants, other than the aforementioned collateral requirement. As of September 29, 2007, $6.6 million was outstanding under this facility, with a related collateral requirement of approximately $8.7 million of our cash, cash equivalents and investments.
(7) Other Current Liabilities
Other current liabilities consist of the following:

	September 29,	December 31,
(In thousands)	2007	2006
Salaries and benefits	$4,034	$3,632
Warranty accrual	2,222	2,264
Advance billings	190	2,713
Accrued taxes-other	1,784	2,076
Reserve for losses on purchase order commitments	473	623
Capital lease, current portion	99	—
Other	1,686	2,690

	$10,488	$13,998

Warranty Accrual
We generally warrant our products for a period of 12 months for new products, or three months for refurbished products, from the date of customer acceptance for material and labor to repair the product; accordingly, an accrual for the estimated cost of the warranty is recorded at the time the product is shipped. Extended warranty terms, if granted, result in deferral of revenue equating to our standard pricing for similar service contracts. Recognition of the related warranty cost is deferred until product revenue is recognized. Factors that affect our warranty liability include the number of installed units, historical and anticipated rates of warranty claims, and cost per claim. We periodically assess the adequacy of our recorded warranty liabilities and adjust the amounts as necessary. We believe our warranty accrual, as of September 29, 2007, will be sufficient to satisfy outstanding obligations as of that date. Changes in our warranty accrual are as follows:

	Three Months Ended		Nine Months Ended
	September 29,	September 30,	September 29,	September 30,
(In thousands)	2007	2006	2007	2006
Balance, beginning of the period	$2,218	$2,198	$2,264	$2,397
Warranties issued during the period	987	1,535	2,834	2,848
Settlements made during the period	(923)	(1,529)	(2,615)	(3,799)
Changes in liability for pre-existing warranties	(60)	538	(261)	1,296

Balance, end of the period	$2,222	$2,742	$2,222	$2,742

Deferred Services Revenue
We sell service contracts for which revenue is deferred and recognized ratably over the contract period for time based service contracts, or as service hours are delivered for contracts based on a purchased quantity of hours. Changes in our deferred service revenue are as follows:

	Three Months Ended		Nine Months Ended
	September 29,	September 30,	September 29,	September 30,
(In thousands)	2007	2006	2007	2006
Balance, beginning of the period	$2,694	$2,709	$2,444	$1,970
Service contracts sold during the period	496	2,288	2,891	8,367
Service contract revenue recognized during the period	(1,097)	(2,448)	(3,242)	(7,788)

Balance, end of the period	$2,093	$2,549	$2,093	$2,549

(8) Other Liabilities
Other liabilities consist of the following:

	September 29,	December 31,
(In thousands)	2007	2006
Deferred rent	$2,233	$2,737
Deferred compensation	1,252	2,160
Long-term income taxes payable	267	—
Asset retirement obligation	2,093	1,982
Postretirement medical obligation	713	701
Long-term capital lease	463	—
Other	165	—

	$7,186	$7,580

(9) Accumulated Other Comprehensive Loss
The components of comprehensive loss are as follows:

	Three Months Ended		Nine Months Ended
	September 29,	September 30,	September 29,	September 30,
(In thousands)	2007	2006	2007	2006
Net loss	$(884)	$(2,568)	$(3,109)	$(2,162)
Other comprehensive income:
Unrealized gain (loss) on available-for-sale investments	678	898	690	269
Unrealized gain (loss) on foreign exchange forward contracts	(40)	123	(173)	(100)
Change in minimum postretirement medical obligation	9	—	28	—

Comprehensive income	$(237)	$(1,547)	$(2,564)	$(1,993)

Accumulated other comprehensive loss is comprised of the following items, net of tax:

	September 29,	December 31,
(In thousands)	2007	2006
Unrealized gain (loss) on:
Available-for-sale investments	$(157)	$(847)
Foreign exchange forward contracts	(41)	132
Change in minimum postretirement medical obligation	(172)	(200)

Accumulated other comprehensive loss at end of period	$(370)	$(915)

(10) Exit Activities
     Changes in our accrued severance and benefits charges in connection with exit activities are as follows:

	Balance at			Balance at			Balance at			Balance at
	December 31,			March 31,			June 30,			September 29,
(In thousands)	2006	Expenses	Payments	2007	Expenses	Payments	2007	Expenses	Payments	2007
Severance and benefits (fourth quarter 2006)	$918	$—	$(330)	$588	$—	$(173)	$415	$—	$(248)	$167
Severance and benefits (first quarter 2007)	—	727	(480)	247	—	(247)	—	—	—	—
Severance and benefits (second quarter 2007)	—	—	—	—	493	(179)	314	131	(201)	244
Severance and benefits (third quarter 2007)	—	—	—	—	—	—	—	137	—	137

Total	$918	$727	$(810)	$835	$493	$(599)	$729	$268	$(449)	$548

In the third quarter of 2007, in our continuing effort to reduce company-wide expenses since the fourth quarter of 2006, we eliminated an additional two international full-time positions. Pursuant to the provisions of FASB Statement No. 146, Accounting for Costs Associated with Exit or Disposal Activities, during the third quarter of 2007, we recorded severance and benefits charges of $0.1 million related to this plan as cost of sales. In addition, during the third quarter of 2007, we recorded an additional $0.1 million to selling, general and administrative expenses attributable to the exit activities incurred in the second quarter of 2007.
As of September 29, 2007, the remaining balance of $0.5 million, which related to severance and benefit payments for exit activities incurred since 2006, will be fully paid by the second quarter of 2008. We recorded severance and benefits charges totaling $1.5 million during the first nine months of 2007. Of this $1.5 million, $1.0 million was recorded as selling, general and administrative expenses, $0.4 million as cost of sales, and the remaining $0.1 million as research, development, and engineering expenses.
(11) Stock Repurchase Program
In September 2005, our Board of Directors authorized the repurchase of up to $30.0 million of our common stock in the open market at the then prevailing market prices during the period commencing September 2005 through September 2007. We did not repurchase any shares of our common stock during the first nine months of 2007. Through September 29, 2007 we had repurchased 1.4 million shares of our common stock at a total purchase price of $20.0 million since September 2005.
(12) Employee Benefit Plans
Employee bonus plans
We currently sponsor an executive incentive bonus plan that distributes employee awards based on the achievement of predetermined targets. We did not record any expense under this bonus plan for the three- and nine-month periods ended September 29, 2007 compared to ($0.1) million and $0.5 million for the three- and nine-month periods ended September 30, 2006, respectively.
Employee savings and retirement plans
We sponsor a 401(k) employee salary deferral plan that allows voluntary contributions by all full-time employees of from 1% to 20% of their pretax earnings. Our contributions made to this plan were $0.1 million and $0.2 million for the three- and nine-month periods ended September 29, 2007, respectively, compared to $0.1 million and $0.3 million for the corresponding periods in 2006. Our contributions, limited to a maximum of $2,000 per year per employee, generally become 20 percent vested at the end of an employee’s first year of service from the date of hire, and vest 20 percent per year of service thereafter until they become fully vested at the end of five years of service. We also sponsor an executive non-qualified deferred compensation plan (the Plan) that allows qualifying executives to defer current cash compensation. As of September 29, 2007, Plan assets, representing the cash surrender value of life insurance policies held by us and liabilities were approximately $1.2 million each, respectively, and were included in our Consolidated Balance Sheets under the captions “other assets” and “other liabilities.” In conjunction with this Plan, the related expense for both quarters ended September 29, 2007 and September 30, 2006 was immaterial.

Postretirement benefits
We have committed to providing lifetime post-retirement medical and dental benefits to the Chief Executive Officer and Chief Financial Officer and their spouses, commencing after retirement. These medical and dental benefits are similar to the benefits provided to all full-time employees while employed by us, except that we are paying the entire cost of the postretirement benefits. During the first quarter of 2007, we amended and restated the employment agreement with our Chief Financial Officer to provide him and his spouse retirement health benefits in the event of a change of control or sale of the Company or in the event that he retires when he is at least 62 years old and has served as an executive officer for 10 consecutive years. We recorded net periodic benefit costs of $13,000 and $39,000 for the three- and nine-month periods ended September 29, 2007, respectively. We recorded net periodic benefit costs of $11,000 and $33,000 for the three- and nine-month periods ended September 30, 2006, respectively. These expenses included interest cost and amortization of prior service cost.
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
If we are able to eventually recognize these uncertain tax positions, $2.5 million of the unrecognized benefit would reduce the effective tax rate. We currently have a full valuation allowance against our U.S. net deferred tax asset which would impact the timing of the effective tax rate benefit should any of these uncertain tax positions be favorably settled in the future. We anticipate an increase to the unrecognized tax benefits during fiscal year 2007 applicable to research and development tax credits and foreign tax exposures, and a decrease to the unrecognized tax benefits during the next twelve months applicable to the expiration of certain foreign tax exposures. These changes are not expected to be material to the fiscal year 2007 financial statements.
We are subject to federal and state tax examinations for years 1999 forward and 1997 forward, respectively, by virtue of the tax attributes carrying forward from those years. We are also subject to audits in the foreign jurisdictions in which we operate for years 2000 and forward. There are no tax examinations currently in progress.
(14) Commitments and Contingencies
Lease Commitments
In July 2007, we capitalized a five-year lease agreement for a new phone system as office equipment. Future minimum capital lease payments at September 29, 2007 were as follows:

(In thousands)

For the years:
2007 (remaining three months)	$22
2008	130
2009	130
2010	130
2011	130
2012	108

Total minimum lease payments	650
Amount representing interest	(88)

Present value of total minimum lease payments	562
Current portion	(99)

Capital lease obligation, net of current portion	$463

In September 2007, we subleased a portion of our facilities in San Jose, California, which is accounted for as an operating lease. This sublease expires in January 2010. As of September 29, 2007, the minimum future sublease payments to be received were $1.7 million.
Legal Proceedings
On February 29, 2000, we filed lawsuits asserting patent infringement and related claims against Nikon, Canon and ASML in the U.S. District Court for the Eastern District of Virginia. In April 2000, we reached a settlement with Nikon, and in September 2001, we reached a settlement with Canon. In the patent litigation against ASML, after transfer to the U.S. District Court for the Northern District of California, a jury trial was conducted during the second quarter of 2005. The jury reached a verdict that the patent was infringed, but that the asserted claims of the patent were invalid. We filed a post-trial motion for a new trial and for judgment as a matter of law in our favor. ASML also filed a motion for judgment as a matter of law seeking to invalidate three of the asserted claims for lack of enablement and requested that the Court award costs. On February 13, 2006, the Court denied our post-trial motions, including the motion for a new trial, and entered judgment in favor of ASML invalidating three claims of the patent for lack of enablement. The Court also awarded ASML approximately $330,000 in costs. We filed an appeal with the Federal Circuit Court of Appeals, and filed our opening appellate brief on August 31, 2006. Although ASML originally filed a notice of cross-appeal, ASML subsequently withdrew its cross appeal and the Court entered an order to that effect on December 8, 2006. ASML’s opening appellate brief was filed on December 6, 2006, and our reply brief was filed on January 12, 2007. The case was argued on May 11, 2007. On May 14, 2007, the Federal Circuit Court of Appeals affirmed the jury’s verdict and the District Court’s February 13, 2006 Order in favor of ASML. The amount, previously recorded as expense, was paid in full in October 2007.
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
In May 2006, the same company filed a state court lawsuit against us for malicious prosecution and abuse of process claiming that attorney’s fees, costs and other damages were due based on the outcome of a federal patent litigation suit described above. We do not believe this new action has merit, particularly given the denial by the federal court of that company’s request to be awarded attorneys’ fees payable by us in the patent litigation and the subsequent federal appellate court’s affirmation of the order denying any such award. We filed a motion to have the state court complaint dismissed under California’s anti-strategic lawsuit against public participation, or anti-SLAPP, and demurrer statutes. The anti-SLAPP statute is aimed at striking lawsuits that are brought in order to quash an individual’s constitutional rights to free speech or seeking redress of grievances (i.e. filing suit). The state court granted the anti-SLAPP motion as to the abuse of process claim, but denied it as to the malicious prosecution claim. We have appealed the decision denying the anti-SLAPP motion as to the malicious prosecution claim, and briefing thereon has concluded. We expect to hear about a hearing on the appeal in the next three months.
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Certain of the statements contained herein, which are not historical facts and which can generally be identified by words such as “anticipates”, “expects”, “intends”, “will”, “could”, “believes”, “estimates”, “continues”, and similar expressions, are forward-looking statements under Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that involve risks and uncertainties, such as risks related to our dependence on new product introductions and market acceptance of new products and enhanced versions of our existing products; lengthy sales cycles, including the timing of system installations and acceptances; lengthy and costly development cycles for laser-processing and lithography technologies and applications; integration, development and associated expenses of the laser processing operation; delays, deferrals and cancellations of orders by customers; cyclicality in the semiconductor and nanotechnology industries; pricing pressures and product discounts; high degree of industry competition; intellectual property matters; expiration of licensing arrangements, and the resulting adverse impact on our licensing revenues; changes to financial accounting standards; changes in pricing by us, our competitors or suppliers; customer concentration; international sales; timing of new product announcements and releases by us or our competitors; ability to volume produce systems and meet customer requirements; sole or limited sources of supply; ability and resulting costs to attract or retain sufficient personnel to achieve our targets for a particular period; dilutive effect of employee stock option grants on net income per share, which is largely dependent upon us achieving and maintaining profitability and the market price of our stock; mix of products sold; rapid technological change and the importance of timely product introductions; outcome of litigation; manufacturing variances and production levels; timing and degree of success of technologies licensed to outside parties; product concentration and lack of product revenue diversification; inventory obsolescence; asset impairment; effects of certain anti-takeover provisions; announced and future acquisitions; volatility of stock price; foreign government regulations and restrictions; business interruptions due to natural disasters or utility failures; environmental regulations; and any adverse effects of terrorist attacks in the United States or elsewhere, or government responses thereto, or military actions in Iraq, Afghanistan, North Korea and elsewhere, on the economy in general, or on our business in particular. Due to these and additional factors, the statements, historical results and percentage relationships set forth below are not necessarily indicative of the results of operations for any future period. These forward-looking statements are based on management’s current beliefs and expectations, some or all of which may prove to be inaccurate, and which may change. We undertake no obligation to revise or update any forward-looking statements to reflect any event or circumstance that may arise after the date of this report.
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
Net Sales
Third Quarter

	Three Months Ended
	September 29,	September 30,	Amount of	Percentage
(In thousands)	2007	2006	Change	Change
Sales of:
Products	$20,909	$30,017	$(9,108)	-30%
Services	4,279	3,826	453	12%
Licenses	—	100	(100)	-100%

Total net sales	$25,188	$33,943	$(8,755)	-26%

Net sales consist of revenues from products (system sales, spare parts sales and upgrades), services and licensing of technologies. Product sales decreased 30.3% to $20.9 million, compared to $30.0 million in the corresponding quarter of 2006, primarily due to a system unit volume decrease of 55.6% offset partially by an increase in average selling prices of 51.2%. The increase in average selling prices resulted from a continuing shift in product mix in favor of our new laser processing products and away from our legacy product platforms.
On a product market application basis, system sales to the semiconductor industry, primarily for advanced packaging and laser processing applications, were $17.3 million for the quarter ended September 29, 2007, a decrease of 32.6% when compared with system sales of $25.6 million to this market in the corresponding quarter of 2006. This decrease was due to a decline in sales to the advanced packaging markets of $3.8 million, laser processing markets of $3.5 million and semiconductor markets of $1.0 million resulting from overall lower capital expenditures by our customers.
No system sales were made to the nanotechnology market for the quarter ended September 29, 2007, compared with sales of $0.1 million in the corresponding quarter of 2006. System sales to the nanotechnology market are highly dependent on customer capacity demand in the industries we serve, including thin film heads, automotive MEMS, LED/laser diodes, and ink jet print heads.
Revenues from services for the quarter ended September 29, 2007 were $4.3 million, an increase of 11.8% over the corresponding quarter of 2006, primarily attributable to an increase in service contracts.
We did not record any revenues from licensing activities during the quarter ended September 29, 2007, compared with $0.1 million recorded in the comparable quarter of 2006. Future revenues from licensing activities, if any, will be contingent upon existing and future licensing and royalty arrangements. We may not be successful in generating licensing revenues in the future and do not anticipate the recognition of significant levels of licensing income during the remainder of 2007.
At September 29, 2007, we had approximately $2.6 million of deferred product and services income compared to $3.0 million at December 31, 2006. Deferred product income is recognized as revenue upon satisfying the contractual obligations for installation and/or customer acceptance. Deferred services income is recognized as revenue ratably over the contract period or as purchased services are rendered.
For the quarter ended September 29, 2007, international net sales were $12.8 million, or 50.9% of total net sales, compared with $23.2 million, or 68.2% of total net sales for the corresponding quarter of 2006. In the quarter ended September 29, 2007 compared to the corresponding quarter of 2006, sales to Europe decreased by $4.1 million, sales to Japan decreased by $13.8 million, sales to Taiwan increased by $2.2 million and sales to the rest of Asia increased by $5.3 million. We expect sales to international customers will continue to represent a significant majority of our revenues during the remainder of 2007 as companies continue to build their manufacturing plants overseas, especially in Asia.

Our revenue derived from sales in foreign countries is not generally subject to significant exchange rate fluctuations, principally because sales contracts for our systems are generally denominated in U.S. dollars. In Japan, however, orders are often denominated in Japanese yen. This subjects us to the risk of currency fluctuations. We attempt to mitigate this risk by entering into foreign currency forward exchange contracts for the period between when an order is received and when it is recorded as revenue. After recording revenue, we use various mechanisms, such as natural hedges, to offset substantial portions of the gains or losses associated with our Japanese yen denominated receivables due to exchange rate fluctuations. We had approximately $4.3 million of Japanese yen denominated receivables at September 29, 2007. International sales expose us to a number of additional risks, including fluctuations in the value of local currencies relative to the U.S. dollar, which impact the relative cost of ownership of our products and, thus, the customer’s willingness to purchase our product. (See “Item 1A Risk Factors: International Sales”).
Year-To-Date

	Nine Months Ended
	September 29,	September 30,	Amount of	Percentage
(In thousands)	2007	2006	Change	Change
Sales of:
Products	$70,712	$83,788	$(13,076)	-16%
Services	11,755	10,942	813	7%
Licenses	100	200	(100)	-50%

Total net sales	$82,567	$94,930	$(12,363)	-13%

Product sales decreased 15.6% to $70.7 million for the nine months ended September 29, 2007 as compared to the same period in 2006. The decrease was primarily attributable to a system unit volume decrease of 28.6% partially offset by a 14.9% increase in the average selling prices of systems sold. The increase in average selling prices was primarily the result of a shift in product mix in favor of our new laser processing products and away from our legacy product platforms. On a market segment basis, the year-over-year decrease in systems sales was primarily attributable to a $18.3 million decline in sales to the packaging market, which was offset partially by a $4.9 million and $1.2 million increase in sales to the laser thermal processing market and nanotechnology market, respectively.
Revenues from services in the first nine months of 2007 increased 7.4% from the comparable period of 2006, primarily as a result of increases in service contracts. Revenues from licensing activities decreased in the first nine months of 2007 as compared to the same period of 2006 primarily because fewer products were sold by our customers who integrate our technologies into their products. Future revenues from licensing activities, if any, will be contingent upon existing and future licensing and royalty arrangements. We may not be successful in generating licensing revenues in the future and do not anticipate the recognition of significant levels of licensing income during the remainder of 2007.
For the first nine months of 2007, international net sales were $51.8 million, or 62.7% of total net sales, as compared with $60.5 million, or 63.7% of total net sales, for the comparable period of 2006. For the first nine months of 2007, as compared to the same period of 2006, sales to Europe increased $2.7 million, sales to Japan decreased $0.3 million, sales to Taiwan decreased $4.4 million and sales to the rest of Asia decreased $6.7 million.
Gross Profit
On a comparative basis, gross margins increased to 41.1% and 41.6% for the three and nine months ended September 29, 2007, respectively, compared to 36.7% and 39.9% for the corresponding periods of 2006. These gross margin increases were primarily due to a change in our product mix in favor of our new laser processing products and away from our legacy product platforms. Other contributing factors were our continuing effort to reduce company-wide expenses since the fourth quarter of 2006 and lower warranty and installation costs related to our laser spike annealing systems compared to the corresponding quarter of 2006. These lower warranty and installation costs were partially offset by our higher manufacturing overhead costs resulting from lower plant utilization during the first nine months of 2007 compared to the corresponding period in 2006.
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
Operating Expenses
Third Quarter

	Three Months Ended
	September 29,	September 30,	Amount of	Percentage
(In thousands)	2007	2006	Change	Change
Research, development, and engineering	$5,981	$7,146	$(1,165)	-16%
Selling, general, and administrative	7,026	8,872	(1,846)	-21%

Total operating expenses	$13,007	$16,018	$(3,011)	-19%

Research, development and engineering expenses for the quarter ended September 29, 2007 were $6.0 million, as compared to $7.1 million for the same period in 2006. The decrease was primarily due to lower salaries and fringe benefits expenses of $1.2 million resulting from workforce reductions from our continuing effort to reduce company-wide expense since the fourth quarter of 2006 and a $0.2 million decrease in fringe benefits expenses resulting from a refund of employee health insurance premiums that we paid in prior periods. These reductions were offset in part by an increase of $0.3 million in engineering expenses.
Selling, general, and administrative expenses were $7.0 million for the quarter ended September 29, 2007, as compared with $8.9 million for the same quarter of 2006. This decrease was primarily due to a $0.6 million decrease in trade show expenses, a $0.5 million decrease in fringe benefits expenses resulting from a refund of employee health insurance premiums that we paid in prior periods, a $0.3 million decrease in legal expense, and a $0.5 million decrease in salaries and benefits expense resulting from workforce reductions which was partially offset by a $0.3 million severance and benefit charge recorded during the third quarter of 2007.
Year-To-Date

	Nine Months Ended
	September 29,	September 30,	Amount of	Percentage
(In thousands)	2007	2006	Change	Change
Research, development, and engineering	17,781	19,649	($1,868.0)	-10%
Selling, general, and administrative	23,889	24,514	(625.0)	-3%

Total operating expenses	$41,670	$44,163	($2,493)	-6%

Research, development and engineering expenses for the first nine months of 2007 were $17.8 million as compared to $19.6 million for the same period in 2006. The year-to-date decrease was primarily the result of workforce reductions and our continuing effort to reduce company-wide expenses.
Selling, general, and administrative expenses were $23.9 million for the first nine months of 2007 as compared with $24.5 million for the same period in 2006. This decrease was primarily due to a $1.0 million reduction in salaries and benefits expenses in connection with workforce reductions, a $0.6 million decrease in trade show expenses, a $0.5 million decrease in fringe benefits expenses resulting from a refund of employee health insurance premiums we paid in prior periods, and no accrual for the management incentive plan as compared to an accrual of $0.4 million for the first nine months of 2006. These decreases were offset partially by increases in severance and benefit charges of $1.3 million, increase in customer service expenses of $0.5 million for customer support services provided during the first nine months of 2007 in connection with our laser spike annealing systems and additional accounting-related fees of $0.5 million.

Interest and Other Income, Net
Interest and other income, net, which consists primarily of interest income and gain (loss) from foreign currency exchange, was $1.7 million and $4.8 million for the three and nine months ended 2007 as compared with $1.5 million and $4.8 million for the comparable periods of 2006, respectively. This increase was primarily attributable to a higher foreign exchange gain resulting from the weakening of the U.S. dollar against the Japanese Yen. The higher gain from foreign exchange was partially offset by a slight decrease in interest income earned by our cash and investment positions during the third quarter and first nine months of 2007 compared to the same periods of 2006. As of September 29, 2007, the weighted-average maturity of our investment portfolio was approximately 0.9 years. As a result, changes in short-term interest rates have had, and will continue to have, an impact on our interest income.
Provision (Benefit) for Income Taxes
For the three- and nine-month periods ended September 29, 2007, we recorded income tax benefits of $189,000 and $7,000, respectively, as compared to income tax provisions of $450,000 and $552,000 for the comparable periods in 2006, respectively. The income tax provisions recognized for the nine months ended September 29, 2007 and September 30, 2006 resulted primarily from foreign income taxes.
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
Each quarter we assess the likelihood that we will be able to recover our deferred tax assets. We consider all available evidence, both positive and negative, including historical levels of income, expectations and risks associated with estimates of future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance. As a result of our analysis of all available evidence, we concluded that it is more likely than not that our net deferred tax assets will not be realized, with the exception of those in Japan and Taiwan and a portion of certain Texas deferred tax assets. Therefore, we continue to provide a full valuation allowance against net deferred tax assets outside of Japan, Taiwan and Texas. We closely monitor all available evidence, and may release some or all of the valuation allowance in future periods.
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
If we are able to eventually recognize these uncertain tax positions, $2.5 million of the unrecognized benefit would reduce the effective tax rate. We currently have a full valuation allowance against our U.S. net deferred tax asset which would impact the timing of the effective tax rate benefit should any of these uncertain tax positions be favorably settled in the future. We anticipate an increase to the unrecognized tax benefits during fiscal year 2007 applicable to research and development tax credits and foreign tax exposures, and a decrease to the unrecognized tax benefits during the next twelve months applicable to the expiration of certain foreign tax exposures. These changes are not expected to be material to the fiscal year 2007 financial statements.
We are subject to federal and state tax examination for years 1999 forward and 1997 forward, respectively, by virtue of the tax attributes carrying forward from those years. We are also subject to audits in the foreign jurisdictions in which we operate for years 2000 and forward. There are no tax examinations currently in progress.
Outlook
The anticipated timing of orders, shipments and customer acceptances usually requires that we fill a number of production slots in any given quarter in order to meet our sales targets. If we are unsuccessful in our efforts to secure those production orders, or if existing production orders are delayed or cancelled, our results of operations will be materially adversely impacted. Accordingly, we may not be able to achieve or maintain our current or prior level of sales. We presently expect net sales for the fourth quarter of 2007 to be higher than the net sales reported in the third quarter of 2007, largely driven by an expected increase in our advanced packaging business. However, for the full fiscal year of 2007, we believe total net sales will be slightly less than the amount reported for 2006.
Because our net sales are subject to a number of risks, including risks associated with the market acceptance of our new laser processing product line, delays in customer acceptance, intense competition in the capital equipment industry, uncertainty relating to the timing and market acceptance of our products, and the condition of the macro-economy and the semiconductor industry and the other risks described in this report and in our Annual Report on Form 10-K for the year ended December 31, 2006, we may not exceed or even maintain our current or prior level of net sales for any period in the future. Additionally, we believe that the market acceptance and volume production of our advanced packaging systems, laser processing systems and our 1000 Platform steppers are of critical importance to our future financial results. At September 29, 2007, these critical systems represented approximately 83.7% of our backlog. To the extent that these products do not achieve or maintain significant sales due to difficulties involving manufacturing or engineering, the inability to reduce the current long manufacturing cycles for these products, competition, excess capacity in the semiconductor or nanotechnology device industries, or for any other reason, our business, financial condition and results of operations would be materially adversely affected.
We believe that gross margin for the fourth quarter of 2007 will be higher than the amount for the third quarter of 2007 due to the favorable product mix shift that we are experiencing. Gross margin for the full fiscal year of 2007 is expected to improve significantly compared to 2006. The final gross margin achieved in any quarter will depend heavily upon sales volumes and the resulting product mix. Should our sales not reach the level expected, we may incur a higher risk of inventory obsolescence and excess purchase commitments and lower utilization of our manufacturing infrastructure, which would materially adversely impact our results of operations. New products generally have lower gross margins until there is widespread market acceptance and until production and after-sales efficiencies can be achieved. Should significant market demand fail to develop for our laser processing systems and our new advanced packaging offerings, our business, financial condition and results of operations would be materially adversely affected. In addition, higher costs associated with extended manufacturing and customer acceptance periods on shipments of our laser processing products have had, and will continue to have, an adverse impact on our gross margins. As our company-wide cost cutting initiatives take full effect, we anticipate operating expenses for the full fiscal year of 2007 will be a few million dollars less than the amount in fiscal year of 2006. For the full fiscal year of 2007, we believe our operating cash flow will continue to be positive.
LIQUIDITY AND CAPITAL RESOURCES
Net cash provided by operating activities was $6.3 million for the nine months ended September 29, 2007, compared with net cash provided by operating activities of $2.5 million for the comparable period in 2006. Net cash provided by operating activities during the first nine months of 2007 was primarily attributable to a decrease in accounts receivable of $4.8 million, a decrease in inventories of $4.0 million, a decrease in other assets of $1.0 million, and adjustments of non-cash charges of $7.0 million to net loss, (principally for depreciation, amortization and stock-based compensation,) which was partially offset by a net loss of $3.1 million for the first nine months of 2007, and decreases in accounts payable of $2.8 million and other liabilities of $4.6 million.
Because of the relatively long manufacturing cycle of certain of our systems, particularly newer products, we believe our inventories will continue to represent a significant portion of working capital. We continue to devote resources to the commercialization of our laser processing system. Additionally, gross profit margins, inventory and capital equipment levels may be adversely impacted in the future by costs associated with the production of the laser processing system and by future generations of our 1X wafer steppers. These costs include, but are not limited to, additional manufacturing overhead, costs of demonstration systems and facilities and the establishment of additional after-sales support organizations. Moreover, there can be no assurance that operating expenses will not increase, relative to sales, as a result of adding technical, marketing and administrative personnel, among other costs, to support our new products. If we are unable to achieve significantly increased net sales or if our sales fall below expectations, our cash flow and operating results will be materially adversely affected until, among other factors, costs and expenses can be reduced. Our failure to achieve our sales targets for these new products could result in additional inventory write-offs and asset impairment charges, either or both of which could materially adversely impact our results of operations.
During the first nine months of 2007, net cash provided by investing activities was $16.7 million, attributable to net proceeds from the sale and maturity of short and long-term investments of $17.6 million, offset by capital expenditures of $0.9 million.

Net cash provided by financing activities was $1.3 million during the first nine months of 2007, attributable to net proceeds of $1.8 million received from the issuance of common stock under our employee stock option plans offset in part by net repayments under our notes payable of $0.4 million.
At September 29, 2007, we had working capital of $133.8 million and long-term investments of $23.4 million. Our principal sources of liquidity at September 29, 2007 consisted of $102.5 million in cash, cash equivalents and short-term investments, net of outstanding borrowings under our line of credit, and $23.4 million of long-term investments. We have a line of credit agreement with a brokerage firm. Under the terms of this agreement, we may borrow funds at a cost equal to the current Federal funds open rate plus 75 basis points (approximately 5.50% as of September 29, 2007). Certain of our cash, cash equivalents and marketable securities secure borrowings outstanding under this facility, but we are not restricted in the use of those assets. Funds are advanced to us under this facility in accordance with pre-determined advance rates based on the cash and securities held by us in this brokerage account. This agreement has no set expiration date and there are no loan covenants other than a collateral requirement. As of September 29, 2007, $6.6 million was outstanding under this facility, with a related collateral requirement of approximately $8.7 million of our cash, cash equivalents and investments.
In September 2005, our Board of Directors authorized the repurchase of up to $30.0 million of our common stock in the open market at then prevailing market prices during the period from September 2005 through September 2007. We did not repurchase any shares of our common stock during the nine months ended September 29, 2007. Through September 29, 2007, we had repurchased 1.4 million shares of our common stock at a total purchase price of $20.0 million. Any future repurchase of stock could have a significant impact on our cash position.
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
Interest Rate Risk
Our exposure to market risk due to potential changes in interest rates relates primarily to our investment portfolio, which consisted primarily of fixed interest rate instruments as of September 29, 2007. We maintain an investment policy designed to ensure the safety and preservation of our invested funds by limiting market risk and the risk of default.
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

Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended September 29, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II. OTHER INFORMATION
Item 1. Legal Proceedings
On February 29, 2000, we filed lawsuits asserting patent infringement and related claims against Nikon, Canon and ASML in the U.S. District Court for the Eastern District of Virginia. In April 2000, we reached a settlement with Nikon, and in September 2001, we reached a settlement with Canon. In the patent litigation against ASML, after transfer to the U.S. District Court for the Northern District of California, a jury trial was conducted during the second quarter of 2005. The jury reached a verdict that the patent was infringed, but that the asserted claims of the patent were invalid. We filed a post-trial motion for a new trial and for judgment as a matter of law in our favor. ASML also filed a motion for judgment as a matter of law seeking to invalidate three of the asserted claims for lack of enablement and requested that the Court award costs. On February 13, 2006, the Court denied our post-trial motions, including the motion for a new trial, and entered judgment in favor of ASML invalidating three claims of the patent for lack of enablement. The Court also awarded ASML approximately $330,000 in costs. We filed an appeal with the Federal Circuit Court of Appeals, and filed our opening appellate brief on August 31, 2006. Although ASML originally filed a notice of cross-appeal, ASML subsequently withdrew its cross appeal and the Court entered an order to that effect on December 8, 2006. ASML’s opening appellate brief was filed on December 6, 2006, and our reply brief was filed on January 12, 2007. The case was argued on May 11, 2007. On May 14, 2007, the Federal Circuit Court of Appeals affirmed the jury’s verdict and the District Court’s February 13, 2006 Order in favor of ASML. The amount, previously recorded as expense, was paid in full in October 2007.
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
In May 2006, the same company filed a state court lawsuit against us for malicious prosecution and abuse of process claiming that attorney’s fees, costs and other damages were due based on the outcome of a federal patent litigation suit described above. We do not believe this new action has merit, particularly given the denial by the federal court of that company’s request to be awarded attorneys’ fees payable by us in the patent litigation and the subsequent federal appellate court’s affirmation of the order denying any such award. We filed a motion to have the state court complaint dismissed under California’s anti-strategic lawsuit against public participation, or anti-SLAPP, and demurrer statutes. The anti-SLAPP statute is aimed at striking lawsuits that are brought in order to quash an individual’s constitutional rights to free speech or seeking redress of grievances (i.e. filing suit). The state court granted the anti-SLAPP motion as to the abuse of process claim, but denied it as to the malicious prosecution claim. We have appealed the decision denying the anti-SLAPP motion as to the malicious prosecution claim, and briefing thereon has concluded. We expect to hear about a hearing on the appeal in the next three months.
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
Although we attempt to protect our intellectual property rights through patents, copyrights, trade secrets and other measures, we believe that our success will depend more upon the innovation, technological expertise and marketing abilities of our employees. Nevertheless, we have a policy of seeking patents when appropriate on inventions resulting from our ongoing research and development and manufacturing activities. We own 129 United States and foreign patents, which expire on dates ranging from April 2008 to September 2025 and have 71 United States and foreign patent applications pending. In addition, we have various registered trademarks and copyright registrations covering mainly software programs used in the operation of our systems. We also rely upon trade secret protection for our confidential and proprietary information. We may not be able to protect our technology adequately and competitors may be able to develop similar technology independently. Our pending patent applications may not be issued or U.S. or foreign intellectual property laws may not protect our intellectual property rights. In addition, litigation may be necessary to enforce our patents, copyrights or other intellectual property rights, to protect our trade secrets, to determine the validity and scope of the proprietary rights of others or to defend against claims of infringement. Such litigation has resulted in, and in the future could result in, substantial costs and diversion of resources and could have a material adverse effect on our business, financial condition and results of operations, regardless of the outcome of the litigation. Patents issued to us may be challenged, invalidated or circumvented and the rights granted thereunder may not provide competitive advantages to us. Furthermore, others may independently develop similar technology or products, or, if patents are issued to us, design around the patents issued to us. Invalidation of our patents related to those technologies could allow our competitors to more effectively compete against us, which could result in less revenue for us.
On February 29, 2000, we filed lawsuits asserting patent infringement and related claims against Nikon, Canon and ASML in the U.S. District Court for the Eastern District of Virginia. In April 2000, we reached a settlement with Nikon, and in September 2001, we reached a settlement with Canon. In the patent litigation against ASML, after transfer to the U.S. District Court for the Northern District of California, a jury trial was conducted during the second quarter of 2005. The jury reached a verdict that the patent was infringed, but that the asserted claims of the patent were invalid. We filed a post-trial motion for a new trial and for judgment as a matter of law in our favor. ASML also filed a motion for judgment as a matter of law seeking to invalidate three of the asserted claims for lack of enablement and requested that the Court award costs. On February 13, 2006, the Court denied our post-trial motions, including the motion for a new trial, and entered judgment in favor of ASML invalidating three claims of the patent for lack of enablement. The Court also awarded ASML approximately $330,000 in costs. We filed an appeal with the Federal Circuit Court of Appeals, and filed our opening appellate brief on August 31, 2006. Although ASML originally filed a notice of cross-appeal, ASML subsequently withdrew its cross appeal and the Court entered an order to that effect on December 8, 2006. ASML’s opening appellate brief was filed on December 6, 2006, and our reply brief was filed on January 12, 2007. The case was argued on May 11, 2007. On May 14, 2007, the Federal Circuit Court of Appeals affirmed the jury’s verdict and the District Court’s February 13, 2006 Order in favor of ASML. The amount, previously recorded as expense, was paid in full in October 2007.
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
In May 2006, the same company filed a state court lawsuit against us for malicious prosecution and abuse of process claiming that attorney’s fees, costs and other damages were due based on the outcome of a federal patent litigation suit described above. We do not believe this new action has merit, particularly given the denial by the federal court of that company’s request to be awarded attorneys’ fees payable by us in the patent litigation and the subsequent federal appellate court’s affirmation of the order denying any such award. We filed a motion to have the state court complaint dismissed under California’s anti-strategic lawsuit against public participation, or anti-SLAPP, and demurrer statutes. The anti-SLAPP statute is aimed at striking lawsuits that are brought in order to quash an individual’s constitutional rights to free speech or seeking redress of grievances (i.e. filing suit). The state court granted the anti-SLAPP motion as to the abuse of process claim, but denied it as to the malicious prosecution claim. We have appealed the decision denying the anti-SLAPP motion as to the malicious prosecution claim, and briefing thereon has concluded. We expect to hear about a hearing on the appeal in the next three months.

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
Historically, we have sold a substantial portion of our systems to a limited number of customers. In the three- and nine-month periods ended September 29, 2007, our top five customers accounted for 100.0% and 56.3% of our system sales, respectively, compared to 81.4% and 41.7%, respectively, in the comparable periods of 2006. We expect that sales to a relatively few customers will continue to account for a high percentage of our net sales in the foreseeable future and believe that our financial results depend in significant part upon the success of these major customers and our ability to meet their future capital equipment needs. Although the composition of the group comprising our largest customers may vary from period to period, the loss of a significant customer or any reduction in orders by a significant customer, including reductions due to market, economic or competitive conditions in the semiconductor, semiconductor packaging or nanotechnology industries or in the industries that manufacture products utilizing integrated circuits, thin film heads or other nanotechnology components, would likely have a material adverse effect on our business, financial condition and results of operations. Our ability to maintain or increase our sales in the future depends, in part, on our ability to obtain orders from new customers as well as the financial condition and success of our existing customers, the semiconductor and nanotechnology industries and the economy in general.
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
On a market application basis, sales to the semiconductor industry, primarily for advanced packaging applications and laser thermal processing, accounted for 100.0% and 99.6% of system revenue for the third quarter of 2007 and 2006, respectively, while sales to nanotechnology manufacturers, including micro systems, thin film head and optical device manufacturers, accounted for the remainder of our systems revenue. For the first nine months of 2007, sales to the semiconductor industry and nanotechnology manufacturers accounted for 88.8% and 11.2%, respectively, compared to 92.6% and 7.4% of the corresponding period in 2006. Our future operating results and financial condition would be materially adversely impacted by a downturn in any of these industries, or by loss of market share in any of these industries. A growing portion of our backlog of system orders is comprised of laser spike annealing tools. To date, we have limited customer experience with this technology. Should significant demand not materialize, due to technical, production, market, or other factors, our business, financial position and results of operations would be materially adversely impacted.
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
International sales accounted for approximately 50.9% and 62.7% of total net sales for the three- and nine-month periods ended September 29, 2007, respectively, compared to 68.2% and 63.7% in the comparable periods of 2006. We anticipate that international sales will continue to account for a significant portion of total net sales. As a result, a significant portion of our net sales will continue to be subject to certain risks, including unexpected changes in regulatory requirements; difficulty in satisfying existing regulatory requirements; exchange rate fluctuations; tariffs and other barriers; political and economic instability; difficulties in accounts receivable collections; natural disasters; difficulties in staffing and managing foreign subsidiary and branch operations; and potentially adverse tax consequences.
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
Our stock price has experienced significant volatility in the past and we expect this to continue in the future as a result of many factors, some of which could be unrelated to our operating performance, and such volatility can have a major impact on the number of shares subject to outstanding stock options and restricted stock units that are included in calculating our earnings per share.
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
As of September 29, 2007, we had options and restricted stock units to purchase approximately 5.3 million shares of our Common Stock outstanding. Among other determinants, the market price of our stock has a major bearing on the number of shares subject to outstanding stock options and restricted stock units that are included in the weighted-average shares used in determining our net income (loss) per share. During periods of extreme volatility, the impact of higher stock prices can have a materially dilutive effect on our net income (loss) per share. Additionally, shares subject to outstanding options and restricted stock units are excluded from the calculation of net income (loss) per share when we have a net loss or when the exercise price and the average unrecognized compensation cost of the stock option or restricted stock unit is greater than the average market price of our Common Stock, as the impact of the stock options or restricted stock unit would be anti-dilutive.

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
As part of our continued effort to reduce company-wide expenses since the fourth quarter of 2006, we recorded certain expenses related to work force reductions pursuant to the provisions of FASB Statement No. 146, Accounting for Costs Associated with Exit or Disposal Activities. Although we expect our cost cutting efforts to result in a decrease in expenses over the long-term, these accounting charges may result in an increase in our short-term expenses.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
In August 2007, we donated 2,500 shares of our common stock in an unregistered, private placement under Section 4(2) of the Securities Act of 1933 to SEMI Foundation, a non-profit organization, to support their efforts to educate youth interested in science and math about career opportunities in the semiconductor industry.
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Submission of Matters to a Vote of Security Holders.
The following proposals were voted upon by our stockholders at our Annual Stockholders’ Meeting held on July 24, 2007.
1.	The following persons were elected as members of our Board of Directors to serve for a term ending upon the Annual Stockholders’ Meeting indicated beside their respective names and until their successors are elected and qualified.

	Terms Ending Upon the
	Annual Stockholders’
	Meeting	Votes for	Votes withheld

Dennis R. Raney	2009	20,271,640	478,520
Henri Richard	2009	20,156,936	593,224
Vincent F. Sollitto, Jr.	2009	18,146,543	2,603,617
The other directors whose terms of office as a director continued after the Annual Stockholders’ Meeting were Arthur W. Zafiropoulo, Joel F. Gemunder, Nicholas Konidaris and Rick Timmins.

2.	A proposal to ratify the appointment of Ernst & Young LLP as our independent registered public accounting firm for the fiscal year ending December 31, 2007 was approved by the vote of 20,711,416 shares for; 28,655 shares against; and 10,089 shares abstained.

3.	A proposal to amend the automatic option grant program in effect for non-employee members of our Board of Directors under our 1993 Stock Option/Stock Issuance Plan by substituting a restricted stock unit award for each stock option grant a non-employee director would otherwise receive under the terms of the existing automatic stock option grant program. This proposal was approved by the vote of 10,526,401 shares for; 5,426,458 shares against; and 31,330 shares abstained.

4.	A proposal to request the Company to take action to declassify the Board of Directors and establish annual elections of directors, whereby directors would be elected annually and not by classes. This proposal was approved by the vote of 11,637,660 shares for; 4,322,522 shares against; and 24,007 shares abstained.
The proposals above are described in detail in our definitive proxy statement filed with the SEC on June 11, 2007 for the Annual Stockholders’ Meeting held on July 24, 2007.
Item 5. Other Information.
None.

Item 6. Exhibits.

3.1(a)	Amended and Restated Certificate of Incorporation of the Registrant, filed October 6, 1993.
3.1.1(a)	Certificate of Amendment of the Amended and Restated Certificate of Incorporation of the Company, dated May 17, 1995.
3.1.2(a)	Certificate of Amendment of the Amended and Restated Certificate of Incorporation of the Company, dated June 17, 1998.
3.1.3(a)	Certificate of Amendment of the Amended and Restated Certificate of Incorporation of the Company, dated June 20, 2003.
3.2(b)	Bylaws of the Registrant, as amended.
10.1(c)	Ultratech, Inc. 1993 Stock Option/Stock Issuance Plan (Amended and Restated as of January 30, 2007).
31.1	Certification of Chief Executive Officer required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(a)	Previously filed with our Quarterly Report on Form 10-Q for the quarter ended June 28, 2003 (Commission File No. 0-22248) and incorporated herein by reference.

(b)	Previously filed with our Current Report on Form 8-K filed on February 2, 2007 (Commission File No. 0-22248) and incorporated herein by reference.

(c)	Previously filed with our Current Report on Form 8-K filed on July 30, 2007 (Commission File No. 0-22248) and incorporated herein by reference.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ULTRATECH, INC. (Registrant)
Date: October 29, 2007	By:	/s/ BRUCE WRIGHT
Bruce Wright
Senior Vice President, Finance and Chief Financial Officer (Duly Authorized Officer and Principal Financial and Accounting Officer)

EXHIBIT INDEX

3.1(a)	Amended and Restated Certificate of Incorporation of the Registrant, filed October 6, 1993.
3.1.1(a)	Certificate of Amendment of the Amended and Restated Certificate of Incorporation of the Company, dated May 17, 1995.
3.1.2(a)	Certificate of Amendment of the Amended and Restated Certificate of Incorporation of the Company, dated June 17, 1998.
3.1.3(a)	Certificate of Amendment of the Amended and Restated Certificate of Incorporation of the Company, dated June 20, 2003.
3.2(b)	Bylaws of the Registrant, as amended.
10.1(c)	Ultratech, Inc. 1993 Stock Option/Stock Issuance Plan (Amended and Restated as of January 30, 2007).
31.1	Certification of Chief Executive Officer required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(a)	Previously filed with our Quarterly Report on Form 10-Q for the quarter ended June 28, 2003 (Commission File No. 0-22248) and incorporated herein by reference.

(b)	Previously filed with out Current Report on Form 8-K on February 2, 2007 (Commission File No. 0-22248) and incorporated herein by reference.

(c)	Previously filed with our Current Report on Form 8-K filed on July 30, 2007 (Commission File No. 0-22248) and incorporated herein by reference.