Form 10-K
period 2007-12-31
ULTRATECH INC
filed 2008-03-03
CIK 909791

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark one)

☑	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Fiscal Year Ended December 31, 2007
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
Preferred Stock Purchase Rights
     Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑
     Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑
     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller Reporting Company ☐
     Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     The aggregate market value of voting stock held by non-affiliates of the Registrant, as of June 29, 2007, was approximately $133,794,183 (based upon the closing price for shares of the Registrant’s common stock as reported by the NASDAQ Global Market on that date, the last trading date of the Registrant’s most recently completed second quarter). Shares of common stock held by each officer, director and holder of 5% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.
     As of February 27, 2008, the Registrant had 23,371,055 shares of common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
     Portions of the Registrant’s Proxy Statement for the 2008 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K.

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
The Company
     Ultratech, Inc. (“Ultratech” or “we”) develops, manufactures and markets photolithography and laser thermal processing equipment designed to reduce the cost of ownership for manufacturers of integrated circuits, including advanced packaging processes and various nanotechnology components, thin film head magnetic recording devices (“thin film heads” or “TFHs”), optical networking devices, laser diodes and light emitting diodes (“LEDs”).
     Lithography
     We supply step-and-repeat photolithography systems based on one-to-one (“1X”) imaging technology to customers located throughout North America, Europe, Japan and the rest of Asia. We believe that our 1X steppers utilizing the Wynne Dyson optical design offer cost and performance advantages, as compared with competitors’ contact aligners or reduction steppers, to semiconductor device manufacturers for applications involving line geometries of 0.75 microns or greater (“non-critical feature sizes”) and to nanotechnology manufacturers.
     Advanced packaging for integrated circuits, specifically bump or wafer level chip scale packaging (“CSP”) techniques, require lithography steps in the device fabrication process. We continue to enhance our product offerings for bump, wafer level CSP processing and post passivation lithography (“PPL”). Our steppers are used to manufacture high volume, low cost semiconductors used in a variety of applications such as telecommunications, automotive control systems, power systems and consumer electronics. We also supply 1X photolithography systems to thin film head manufacturers and believe that our steppers offer advantages over certain competitive reduction lithography tools with respect to field size, throughput, specialized substrate handling and cost. Additionally, we supply 1X photolithography equipment to various other nanotechnology markets where certain technical features, such as high resolution at gh-line wavelengths, depth of focus and special size substrates, may offer advantages over certain competing tools.
     Laser Anneal Technology
     Device scaling has been the predominant means pursued by the semiconductor industry to achieve the gains in productivity and performance quantified by Moore’s Law. In the past several years, scaled device performance has been compromised because traditional transistor materials, such as silicon, silicon dioxide, and polysilicon, have been pushed to their fundamental materials limits. Continued scaling thus requires the introduction of new materials. For example, the traditional gate dielectric has been silicon dioxide, and as devices are scaled below 45 nm, high K material such as halfnium oxide must be considered because silicon dioxide begins to lose its effectiveness at levels below 45 nm. These new materials impose added challenges to the methods used to dope and activate silicon to produce very shallow, highly activated junctions. The main challenges regarding short channel effects include achieving maximum activation and minimal diffusion with abrupt junctions.
     By leveraging our core competencies in optics engineering and system integration and our extensive knowledge of laser processing, we introduced the LSA100A laser spike annealing system to enable thermal annealing solutions at the 65 nm technology node and below. This advanced annealing technology provides solutions to the difficult challenge of fabricating ultra-shallow junctions and highly activated source/drain contacts. Laser processing offers the flexibility to operate at near-instantaneous timeframes (microseconds to milliseconds) at temperatures below the melting point of silicon (1412° C). At these temperatures and anneal times, full activation is achieved with negligible diffusion. In addition, our proprietary hardware design minimizes the pattern density effect, reducing absorptivity variations.

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
     The two principal types of steppers currently in use by the semiconductor industry are reduction steppers, which are the most widely used steppers, and 1X steppers. Reduction steppers, which typically have reduction ratios of four- or five-to-one, employ photomask patterns that are four or five times larger than the device pattern that is to be exposed on the wafer surface. In addition, there is now a fourth generation of lithography tools, known as step-and-scan systems, that address device sizes of 0.35 micron and below. In contrast to steppers, which require lenses that cover the entire field, step-and-scan optical systems have an instantaneous field just large enough to span the width of a field and employ scanning to stretch coverage over the entire field. Each scan is followed by re-registration of the wafer with respect to the mask, i.e. “stepping”, to create multiple fields covering the entire wafer. The smaller instantaneous field sizes of step-and-scan system projection optical systems allows them to resolve finer geometries and scanning allows them to cover larger fields.
     The principal advantage of reduction steppers and step-and-scan systems is that they may be used in manufacturing steps requiring critical feature sizes and are therefore necessary for manufacturing advanced ICs. 1X steppers, on the other hand, employ photomask patterns that are the same scale as the device pattern that is exposed on the wafer surface. The optical projection system, employed in our 1X steppers is based on a Wynne Dyson design, which uses both a reflective mirror and refractive lens elements. This design approach leads to a very simple and versatile optical system that is less expensive than those employed in reduction steppers. Because our 1X optical design covers a much broader spectral range than reduction steppers, it delivers a greater proportion of the exposure energy from the lamp to the wafer surface. Depending on the size of the lamp used and the exposure energy required for an application, this can result in appreciably higher throughput. Resolution considerations currently limit 1X steppers to manufacturing steps involving less-critical, larger feature sizes. Accordingly, we believe that sales of these systems are highly dependent upon capacity expansions by our current 1X customers, or by customers making the transition to chips containing “bump” connections, that facilitate the use of higher data rates and a higher number of connections.
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
     In addition to enhancing our current lithography solutions, we have been developing new tools to serve new markets. The LSA100A tool is aimed at volume production of advanced state of the art devices. These products, based on the same platform and stage technology as our advanced lithography tools, employ a 3500 Watt carbon dioxide laser to activate ultra-shallow, transistor junctions. Annealing times are reduced from several seconds, typical for the current generation of Rapid Thermal Processing equipment, to a millisecond or less. This results in more abrupt junctions with higher dopant activation levels and leads to transistors with higher drive currents and lower leakage. While this technology is expected to be useful for multiple IC generations, we anticipate that eventually this technology will be superseded by a laser processing technology that will reduce the processing time below one microsecond, thereby achieving even higher performance characteristics with almost “zero” thermal budget. We believe these new laser thermal processing technologies—for which we have been awarded 56 patents and have 63 patent applications pending—remove several critical barriers to future device scaling and will help to extend Moore’s Law well into the future.
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
     For the advanced packaging market, we offer our Saturn Spectrum Family as well as our new AP series built on the Unity PlatformTM. These advanced packaging systems were developed for high volume bump and wafer level CSP manufacturing and post passivation lithography applications. They provide broadband or selective exposure (g, h or i-line), and are used in conjunction with downstream processes to produce a pattern of bumps, or metal connections, on the bond pads of the die for flip chip devices. Using flip chip interconnect offers reduced signal inductance, reduced power/ground inductance, die shrink advantages and reduced package footprint.
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
     Nanotechnology manufacturing combines electronics with mechanics in small devices. We have defined a nanotechnology device as a device that has at least one dimension in the XYZ direction less than 0.1 microns. Examples include accelerometers used to activate air bags in automobiles and membrane pressure sensors used in industrial control systems. These micro-machined devices are manufactured on silicon substrates using photolithography techniques similar to those used for manufacturing semiconductors and thin film head devices. In addition, these systems are used in applications such as LED and laser diodes. In 2002, we introduced the NanoTech systems.

The NanoTech systems utilize a platform based on the previous 1000 Series steppers, incorporating an optional Dual Side Alignment (“DSA”) capability for applications requiring lithography on both sides of a wafer, to provide customers with a 1X stepper solution for this special processing requirement. The NanoTech steppers also have enhanced capabilities directed at TFH backend, or rowbar processing applications. These steppers are used to expose the Air Bearing Surface (“ABS”) patterns on rowbars. We believe that our NanoTech steppers offer resolution and depth of focus advantages over alternative technologies to the manufacturers of nanotechnology components.
     We sell upgrades to systems in our installed base and refurbished systems. These refurbished systems typically have a purchase price that is lower than the purchase price for our new systems.
     We offer a family of advanced laser-based thermal annealing tool, the LSA100A, built on our Unity Platform. Thermal annealing is used by the semiconductor industry for a variety of process steps, including activation of implanted impurities, dielectric film formation, formation of silicides and stabilization of copper grain structure. Annealing tools currently in use by manufacturers of semiconductor devices are furnaces and rapid thermal annealing, or Rapid Thermal Processing (“RTP”), systems. We believe there is a need for tools that anneal at higher temperatures for shorter periods of time and that our future laser annealing tools may ultimately provide this capability to the industry. The near-term application of our laser-based thermal annealing tools is anticipated to be in the area of source/drain dopant activation. However, we are also researching the use of these tools for other applications. In 2007 we shipped and recognized revenue from sales of production systems to multiple customers.
     Our current systems are set forth below:

		Minimum
		Feature Size
Product Line	Wavelength	(microns)
1X Steppers:
1000 Series:
Star 100™	i-line, gh-line	0.8 - 1.0
NanoTech	i-line, gh-line	1.0 - 2.0
Prisma-ghi	ghi-line	2.0 - 4.0
Saturn Spectrum 300e2	ghi-line	2.0
AP200	ghi-line	2.0
AP300	ghi-line	2.0
Laser Processing:
LSA100A	NA	NA
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
     We have historically devoted a significant portion of our financial resources to research and development programs and expect to continue to allocate significant resources to these efforts in the future. As of December 31, 2007, we had approximately 70 full-time employees engaged in research, development, and engineering. For 2007, 2006 and 2005, total research, development, and engineering expenses were approximately $23.4 million, $26.2 million and $27.0 million, respectively, and represented 21%, 22% and 22% of our net sales, respectively.
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
     We support our customers with field service, applications, technical support service engineers and training programs. We provide our customers with comprehensive support and service before, during and after delivery of our systems. To support the sales process and to enhance customer relationships, we work closely with prospective customers to develop hardware, applications test specifications and benchmarks, and often design customized applications to enable prospective customers to evaluate our equipment for their specific needs. Prior to shipment, our support personnel typically assist the customer in site preparation and inspection, and provide customers with training at our facilities or at the customer’s location. We currently offer our customers various courses of instruction on our systems, including instructions in system hardware and related applications tools for optimizing our systems to fit a customer’s particular needs. Our customer training program also includes instructions in the maintenance of our systems. Our field support personnel work with the customer to install the system and demonstrate system readiness. Technical support is also available via telephone 24 hours a day, seven days a week at our headquarters in San Jose, California and through our on-site personnel.
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
     Advanced Packaging
     We experience competition in advanced packaging from various proximity aligner companies such as Suss Microtec AG (“Suss Microtec”) and projection companies such as Ushio, Inc. (“Ushio”). We expect our competitors to continue to improve the performance of their current products and to introduce new products with improved price and performance characteristics. This could cause a decline in sales or loss of market acceptance of our steppers in our served markets, and thereby materially adversely affect our business, financial condition and results of operations. Enhancements to, or future generations of, competing products may be developed that offer superior cost of ownership and technical performance features. We believe that to be competitive, we will require significant financial resources to continue to invest in new product development, to invest in new features and enhancements to existing products, to introduce new generation stepper systems in our served markets on a timely basis, and to maintain customer service and support centers worldwide. In marketing our products, we may also face competition from suppliers employing other technologies. In addition, increased competitive pressure has led to intensified price-based competition in certain of our markets, resulting in lower prices and margins. Should these competitive trends continue, our business, financial condition and operating results may be materially adversely affected.
     We have obtained a leadership position in the advanced packaging market. Our primary competition in this market comes from contact aligners offered by companies such as Suss Microtec. Although contact and proximity aligners generally have lower purchase prices than 1X steppers, 1X steppers offer lower operating costs and total cost of ownership in most applications. We believe that most device manufacturers and wafer bump foundries choose 1X steppers for the yield improvement offered by the use of non-contact lithography. Ushio, a Japanese semiconductor equipment company, has also introduced a 1X refractive stepper for the advanced packaging market. However, we believe 1X refractive steppers do not offer the same productivity and cost saving advantages as our 1X stepper based on the Wynne Dyson optical design. In addition to competition from manufacturers of contact and proximity aligners, we also face competition from reduction stepper manufacturers. While reduction steppers are typically more expensive and offer less flexibility in processing thick resists, some device manufacturers may consider this technology option.
     Laser Processing
     With respect to our laser annealing technologies, marketed under the LSA100A product name, our primary competition comes from companies such as Dainippon Screen Manufacturing Co., Ltd., Applied Materials, Inc. and Mattson Technology, Inc. Many of these companies offer products utilizing RTP, which is the current manufacturing technology. RTP does not prevent semiconductor device manufacturers from scaling the lateral dimensions of their transistors to obtain improved performance, but diffusion resulting from the time scales associated with RTP seriously limits the vertical dimension of the junctions. Faster annealing times result in shallower and more abrupt junctions and faster transistors. We believe that RTP manufacturers recognize the need to reduce thermal cycle times and are working toward this goal. Several companies have published papers on annealing tools that incorporate flash lamp anneal (“FLA”) technology in order to reduce annealing times and increase anneal temperatures. Developers of FLA technology claim to have overcome annealing difficulties at the 65nm node. This technique, which employs xenon flash lamps, has shown improvements over RTP in junction depth and sheet resistance, but we believe FLA suffers from pattern-related non-uniformities and could require additional, costly processes to equalize the reflectivity of different areas within the chip or wafer. Our proprietary laser processing solution has been specifically developed to provide junction annealing on near-instantaneous timescales, while achieving high activation levels. LSA, our first implementation of laser processing, activates dopants in the microsecond-to-millisecond time frame without melting. Our research indicates that, at temperatures just below the melting point of silicon, time durations in the microsecond to millisecond range, are required to achieve full activation, and minimal dopant diffusion.
     In July 2000, we licensed certain rights to our then existing laser processing technology, with reservations, to a competing manufacturer of semiconductor equipment. We presently anticipate that this company and others intend to offer laser annealing tools to the semiconductor industry that will compete with our offerings. We believe that Applied Materials is working to introduce a laser based system that we expect will suffer cost of ownership disadvantages.
Intellectual Property Rights
     Although we attempt to protect our intellectual property rights through patents, copyrights, trade secrets and other measures, we believe that our success will depend more upon the innovation, technological expertise and marketing abilities of our employees. Nevertheless, we have a policy of seeking patents when appropriate on inventions resulting from our ongoing research and development and manufacturing activities. We own 130 United States and foreign patents, which expire on dates ranging from April 2008 to November 2027 and have 71 United States and foreign patent applications pending. We also have various registered trademarks and copyright registrations covering mainly applications used in the operation of our systems. We also rely upon trade secret protection for our confidential and proprietary information. We may not be able to protect our technology adequately and competitors may be able to develop similar technology independently. Our pending patent applications may not be issued or U.S. or foreign intellectual property laws may not protect our intellectual property rights. In addition, litigation may be necessary to enforce our patents, copyrights or other intellectual property rights, to protect our trade secrets, to determine the validity and scope of the proprietary rights of others or to defend against claims of infringement. Such litigation has resulted in, and in the future could result in, substantial costs and diversion of resources and could have a material adverse effect on our business, financial condition and results of operations, regardless of the outcome of the litigation. Patents issued to us may be challenged, invalidated or circumvented and the rights granted thereunder may not provide competitive advantages to us. Furthermore, others may independently develop similar technology or products, or, if patents are issued to us, design around the patents issued to us. Invalidation of our patents related to those technologies could allow our competitors to more effectively compete against us, which could result in less revenue for us.
     In July 2003, we filed a lawsuit against a Southern California company asserting infringement of certain claims related to U.S. patent No. 5,621,813 in the U.S. District Court in and for the Northern District of California. In May 2005,

the court found the subject patent to be invalid. We appealed this decision. The defendant subsequently brought a motion for reimbursement of its attorneys’ fees and costs in a total asserted amount of approximately $2 million. We opposed this motion, and in October 2005, the District Court denied the defendant’s request for attorneys’ fees in its entirety. The defendant appealed that decision. In November 2005, the defendant filed a notice of appeal with respect to the court’s ruling on its motion for attorneys’ fees. In March 2006, the Federal Circuit court upheld the district court’s ruling that the subject patent is invalid. In August 2006, the Federal Circuit court upheld the District Court’s denial of attorneys’ fees. Neither side appealed the rulings by the Federal Circuit, and they are final.
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
     On a market application basis, sales to the semiconductor industry, primarily for advanced packaging and laser thermal processing applications, accounted for approximately 87% of systems revenue for the year ended December 31, 2007, as compared to 94% and 79% for each of the years ended December 31, 2006 and 2005, respectively. During 2007, 2006 and 2005, approximately 13%, 6% and 21%, respectively, of our systems revenue was derived from sales to nanotechnology manufacturers, including micro systems, thin film head and optical networking device manufacturers. Our future results of operations and financial position would be materially adversely impacted by a downturn in any of these industries, or by loss of market share in any of these industries.
     International sales accounted for approximately 65%, 64% and 69% of total net sales for the years 2007, 2006 and 2005, respectively, with Japan representing 21%, 26% and 13% of sales for those same years.
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
Backlog
     We schedule production of our systems based upon order backlog, informal customer commitments and general economic forecasts for our targeted markets. We include in our backlog all accepted customer orders for our systems with assigned shipment dates within one year, as well as all orders for service, spare parts and upgrades, in each case, that management believes to be firm. However, all orders are subject to cancellation or rescheduling by the customer with limited or no penalties. Because of changes in system delivery schedules, cancellations of orders and potential delays in system shipments, our backlog at any particular date may not necessarily be representative of actual sales for any succeeding period. As of December 31, 2007, our backlog was approximately $52.7 million, including $12.2 million of products shipped but not yet installed. As of December 31, 2006, our backlog was approximately $82.7 million, including $0.3 million of products shipped but not yet installed. Cancellation, deferrals or rescheduling of orders by these customers would have a material adverse impact on our future results of operations.
Employees
     At December 31, 2007, we had approximately 290 full-time employees, including 70 engaged in research, development, and engineering, 30 in sales and marketing, 90 in customer service and support, 50 in manufacturing and 50 in general administration and finance. We believe our future success depends, in large part, on our ability to attract and retain highly skilled employees. None of our employees are covered by a collective bargaining agreement. We have, however, entered into employment agreements with our executive officers. We consider our relationships with our employees to be good.

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
Item 1A Risk Factors
     In addition to risks described in the foregoing discussions under “Business,” including but not limited to those under “Products,” “Research, Development and Engineering,” “Sales and Service,” “Manufacturing,” “Competition,” “Intellectual Property Rights,” “Environmental Regulations,” “Customers, Applications and Markets,” “Backlog,” and “Employees,” the following risks apply to our business and us:
     We currently spend, and expect to continue to spend, significant resources to develop, introduce and commercialize our laser processing systems and AP wafer stepper products, and we may not be successful in achieving or increasing sales of these products.
     Currently, we are devoting significant resources to the development, introduction and commercialization of our laser products as well as our lithography wafer steppers. We intend to continue to develop these products and technologies during 2008, and will continue to incur significant operating expenses in the areas of research, development and engineering, manufacturing and general and administrative costs in order to develop, produce and support these new products. Additionally, gross profit margins and inventory levels may be further adversely impacted in the future by costs associated with the initial production of our laser processing systems and by future generations of our 1X lithography systems. Introduction of new products generally involves higher installation costs and product performance uncertainties that could delay customer acceptance of our systems, resulting in a delay in recognizing revenue associated with those systems and a reduction in gross margins. These costs include, but are not limited to, additional manufacturing overhead, additional inventory write-downs, costs of demonstration systems and facilities, costs associated with the establishment of additional after-sales support organizations. Additionally, operating expenses may increase, relative to sales, as a result of adding additional marketing and administrative personnel, among other costs, to support our new products. If we are unable to achieve significantly increased net sales or if our sales fall below expectations, our operating results will be materially adversely affected.
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
     Although we attempt to protect our intellectual property rights through patents, copyrights, trade secrets and other measures, we believe that our success will depend more upon the innovation, technological expertise and marketing abilities of our employees. Nevertheless, we have a policy of seeking patents when appropriate on inventions resulting from our ongoing research and development and manufacturing activities. We own 130 United States and foreign patents, which expire on dates ranging from April 2008 to November 2027 and have 71 United States and foreign patent applications pending. In addition, we have various registered trademarks and copyright registrations covering mainly applications used in the operation of our systems. We also rely upon trade secret protection for our confidential and proprietary information. We may not be able to protect our technology adequately and competitors may be able to develop similar technology independently. Our pending patent applications may not be issued or U.S. or foreign intellectual property laws may not protect our intellectual property rights. In addition, litigation may be necessary to enforce our patents, copyrights or other intellectual property rights, to protect our trade secrets, to determine the validity and scope of the proprietary rights of others or to defend against claims of infringement. Such litigation has resulted in, and in the future could result in, substantial costs and diversion of resources and could have a material adverse effect on our business, financial condition and results of operations, regardless of the outcome of the litigation. Patents issued to us may be challenged, invalidated or circumvented and the rights granted thereunder may not provide competitive advantages to us. Furthermore, others may independently develop similar technology or products, or, if patents are issued to us, design around the patents issued to us. Invalidation of our patents related to those technologies could allow our competitors to more effectively compete against us, which could result in less revenue for us.
     On February 29, 2000, we filed lawsuits asserting patent infringement and related claims against Nikon, Canon and ASML in the U.S. District Court for the Eastern District of Virginia. In April 2000, we reached a settlement with Nikon, and in September 2001, we reached a settlement with Canon. In the patent litigation against ASML, after transfer to the U.S. District Court for the Northern District of California, a jury trial was conducted during the second quarter of 2005. The jury reached a verdict that the patent was infringed, but that the asserted claims of the patent were invalid. We filed a post-trial motion for a new trial and for judgment as a matter of law in our favor. ASML also filed a motion for judgment as a matter of law seeking to invalidate three of the asserted claims for lack of enablement and requested that the Court award costs. In February 2006, the Court denied our post-trial motions, including the motion for a new trial, and entered judgment in favor of ASML invalidating three claims of the patent for lack of enablement. The Court also awarded ASML approximately $330,000 in costs. We filed an appeal with the Federal Circuit Court of Appeals, and filed our opening appellate brief in August 2006. Although ASML originally filed a notice of cross-appeal, ASML subsequently withdrew its cross appeal and the Court entered an order to that effect in December 2006. ASML’s opening appellate brief was filed in December 2006, and our reply brief was filed in January 2007. The case was argued in May 2007. In same month, the Federal Circuit Court of Appeals affirmed the jury’s verdict and the District Court’s February 2006 Order in favor of ASML. The amount, previously recorded as expense, was paid in full in October 2007.
     On July 11, 2003, we filed a lawsuit against a Southern California company asserting infringement of certain claims related to U.S. patent No. 5,621,813 in the U.S. District Court in and for the Northern District of California. In May 2005, the court found the subject patent to be invalid. We appealed this decision. The defendant subsequently brought a motion for reimbursement of its attorneys’ fees and costs in a total asserted amount of approximately $2 million. We opposed this motion, and in October 2005, the District Court denied the defendant’s request for attorneys’ fees in its entirety. The defendant appealed that decision. In November 2005, the defendant filed a notice of appeal with respect to the court’s ruling on its motion for attorneys’ fees. In March 2006, the Federal Circuit court upheld the district court’s ruling that the subject patent is invalid. In August 2006, the Federal Circuit court upheld the District Court’s denial of attorneys’ fees. Neither side appealed the rulings by the Federal Circuit, and they are final.
     In May 2006, the same company filed a state court lawsuit against us for malicious prosecution and abuse of process claiming that attorney’s fees, costs and other damages were due based on the outcome of the federal patent litigation suit described above. We do not believe this new action has merit, particularly given the denial by the federal court of that company’s request to be awarded attorneys’ fees payable by us in the patent litigation and the subsequent federal appellate court’s affirmation of the order denying any such award. We filed a motion to have the state court complaint dismissed under California’s anti-strategic lawsuit against public participation, or anti-SLAPP, and demurrer statutes. The anti-SLAPP statute is aimed at striking lawsuits that are brought in order to quash an individual’s constitutional rights to free speech or seeking redress of grievances (i.e. filing suit). The state court granted the anti-SLAPP motion as to the abuse of process claim, but denied it as to the malicious prosecution claim. We have appealed the decision denying the anti-SLAPP motion as to the malicious prosecution claim, and briefing thereon has concluded. We expect to hear about a hearing on the appeal in the next three months.
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
     We experience competition in advanced packaging from various proximity aligner companies such as Suss Microtec AG (“Suss Microtec”) and projection companies such as Ushio, Inc. (“Ushio”). In addition, some device manufacturers may consider using reduction steppers for advanced packaging processes. In nanotechnology, we experience competition from proximity aligner companies, such as Suss Microtec, as well as other stepper manufacturers who have developed or are developing tools specifically designed for nanotechnology applications. We expect our competitors in the lithography arena to continue to improve the performance of their current products and to introduce new products with improved price and performance characteristics. This could cause a decline in sales or loss of market acceptance of our steppers in our served markets, and thereby materially adversely affect our business, financial condition and results of operations. Enhancements to, or future generations of, competing products may be developed that offer superior cost of ownership and technical performance features.
     With respect to our laser annealing technologies, marketed under the LSA100A product name, the primary competition comes from companies such as Dainippon Screen Manufacturing Co., Ltd., Applied Materials, Inc. and Mattson Technology, Inc. Many of these companies offer products utilizing rapid thermal processing (“RTP”) which is the current prevailing manufacturing technology. RTP does not prevent semiconductor device manufacturers from scaling the lateral dimensions of their transistors to obtain improved performance, but diffusion resulting from the time scales associated with RTP limits the vertical dimension of the junctions. Faster annealing times result in shallower and more abrupt junctions and faster transistors. We believe that RTP manufacturers recognize the need to reduce thermal cycle times and are working toward this goal. In July 2000, we licensed certain rights to our then existing laser processing technology, with reservations, to a competing manufacturer of semiconductor equipment. We presently anticipate that this company will offer laser-annealing tools to the semiconductor industry that will compete with our offerings.
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
     Historically, we have sold a substantial portion of our systems to a limited number of customers. In 2007, Intel accounted for 20% of our net sales. In 2006, Matsushita and Intel accounted for 12% and 11%, respectively, of our net sales. In 2005, Intel Corporation accounted for 13% of our net sales. We expect that sales to a relatively few customers will continue to account for a high percentage of our net sales in the foreseeable future and believe that our financial results depend in significant part upon the success of these major customers and our ability to meet their future capital equipment needs. Although the composition of the group comprising our largest customers may vary from period to period, the loss of a significant customer or any reduction in orders by a significant customer, including reductions due to market, economic or competitive conditions in the semiconductor, semiconductor packaging or nanotechnology industries or in the industries that manufacture products utilizing integrated circuits, thin film heads or other nanotechnology components, would likely have a material adverse effect on our business, financial condition and results of operations. Our ability to maintain or increase our sales in the future depends, in part, on our ability to obtain orders from new customers as well as the financial condition and success of our existing customers, the semiconductor and nanotechnology industries and the economy in general.
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
     On a market application basis, sales to the semiconductor industry, primarily for advanced packaging and laser thermal processing applications, accounted for approximately 87% and 94% of systems revenue for the years ended 2007 and 2006, respectively, while sales to nanotechnology manufacturers, including micro systems, thin film head and optical device manufacturers, accounted for the remainder of our systems revenue. Our future operating results and financial condition would be materially adversely impacted by a downturn in any of these industries, or by loss of market share in any of these industries. A growing portion of our backlog of system orders is comprised of laser spike annealing tools. To date, we have limited customer experience with this technology. Should significant demand not materialize, due to technical, production, market, or other factors, our business, financial position and results of operations would be materially adversely impacted.
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
     Because of the large number of components in our systems, significant delays can occur between a system’s introduction and our commencement of volume production of such systems. We have experienced delays from time to time in the introduction of, and technical and manufacturing difficulties with, certain of our systems and enhancements and related application tools features and options, and may experience delays and technical and manufacturing difficulties in future introductions or volume production of new systems or enhancements and related application tools features and options.
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
     International sales accounted for approximately 65%, 64% and 69% of total net sales for the years 2007, 2006 and 2005, respectively. We anticipate that international sales will continue to account for a significant portion of total net sales. As a result, a significant portion of our net sales will continue to be subject to certain risks, including unexpected changes in regulatory requirements; difficulty in satisfying existing regulatory requirements; exchange rate fluctuations; tariffs and other barriers; political and economic instability; difficulties in accounts receivable collections; natural disasters; difficulties in staffing and managing foreign subsidiary and branch operations; and potentially adverse tax consequences.
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
     Our future operating results depend, in significant part, upon the continued contributions of key personnel, many of whom would be difficult to replace. We have entered into employment agreements with only our Chief Executive Officer and Chief Financial Officer, and our employees are employed “at will.” These agreements with our Chief Executive Officer and Chief Financial Officer contain vesting acceleration and severance payment provisions that could result in significant costs or charges to us should the employee be terminated without cause, die or have a disability. We do not maintain any life insurance on any of our key employees. The loss of key personnel could have a material adverse effect on our business, financial condition and results of operations. In addition, our future operating results depend in significant part upon our ability to attract and retain other qualified management, manufacturing, technical, sales and support personnel for our operations. There are only a limited number of persons with the requisite skills to serve in these positions and it may become increasingly difficult for us to hire such personnel over time. At times, competition for such personnel has been intense, particularly in the San Francisco Bay Area where we maintain our headquarters and principal operations, and we may not be successful in attracting or retaining such personnel. The failure to attract or retain such persons would materially adversely affect our business, financial condition and results of operations.
     Changes in financial accounting standards or policies in the past have affected, and in the future may, affect, our reported results of operations.
     We prepare our financial statements in conformity with accounting principles generally accepted in the United States (“U.S. GAAP”). These principles are subject to interpretation by the Financial Accounting Standards Board (“FASB”), the American Institute of Certified Public Accountants (“AICPA”), the Securities and Exchange Commission (“SEC”) and various bodies formed to interpret and create appropriate accounting policies. A change in those policies can have a significant effect on our reported results and may affect our reporting of transactions which are completed before a change is announced.
     Accounting policies affecting many other aspects of our business, including rules relating to revenue recognition, off-balance sheet transactions, employee stock options, restructurings, asset disposals and asset retirement obligations, derivative and other financial instruments, and in-process research and development charges, have recently been revised or are under review. Changes to those rules or the questioning of how we interpret or implement those rules may have a material adverse effect on our reported financial results or on the way we conduct business. In addition, our preparation of financial statements in accordance with U.S. GAAP requires that we make estimates and assumptions that affect the recorded amounts of assets and liabilities, disclosure of those assets and liabilities at the date of the financial statements and the recorded amounts of expenses during the reporting period. A change in the facts and circumstances surrounding those estimates could result in a change to our estimates and could impact our future operating results.
     Changes in securities laws and listing standards, in particular those that have resulted from the passage of the Sarbanes-Oxley Act of 2002 and related rules and regulations, have increased our legal and financial costs, and we expect to continue to spend significant resources to comply with these requirements.
     The Sarbanes-Oxley Act of 2002 required changes in our corporate governance, public disclosure and compliance practices. The rules and regulations applicable to us have increased and will continue to increase our legal and financial compliance costs, and have made some activities more difficult, such as by requiring stockholder approval of new stock option plans. In addition, we have incurred and expect to continue to incur significant costs in connection with compliance with Section 404 of the Sarbanes-Oxley Act regarding internal controls over financial reporting. We incurred significant costs to achieve initial compliance with Section 404, and we expect ongoing annual costs to maintain compliance to also be substantial. We also expect these developments to make it more difficult and more expensive to obtain director and officer liability insurance, and we may be required to accept reduced coverage or incur substantially higher costs to obtain coverage. These developments could make it more difficult for us to attract and retain qualified members of our board of directors, particularly to serve on our audit committee, and qualified executive officers. In addition, in connection with our Section 404 certification process, we may identify from time to time deficiencies in our internal controls. Any material weakness or deficiency in our internal controls over financial reporting could materially and negatively impact our reported financial results and the market price of our stock could significantly decline. Additionally, adverse publicity related to the disclosure of a material weakness or deficiency in internal controls over financial reporting could have a negative impact on our reputation, business and stock price.

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
     As of February 27, 2008, we had options and restricted stock units to purchase 5,588,343 shares of our common stock outstanding. Among other determinants, the market price of our stock has a major bearing on the number of shares subject to outstanding stock options and restricted stock units that are included in the weighted-average shares used in determining our net income (loss) per share. During periods of extreme volatility, the impact of higher stock prices can have a materially dilutive effect on our net income (loss) per share. Additionally, shares subject to outstanding options and restricted stock units are excluded from the calculation of net income (loss) per share when we have a net loss or when the exercise price and the average unrecognized compensation cost of the stock option or restricted stock unit is greater than the average market price of our Common Stock, as the impact of the stock option or restricted stock unit would be anti-dilutive.
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
ITEM 1B. UNRESOLVED STAFF COMMENTS
     Not applicable.
ITEM 2. PROPERTIES
     We maintain our headquarters and manufacturing operations in San Jose, California in two leased facilities, totaling approximately 177,000 square feet, which contain general administration and finance, marketing and sales, customer service and support, manufacturing and research, development, and engineering. The leases for these facilities expire at various dates from March 2010 to January 2011. We also lease sales and support offices in the United States in East Fishkill, New York and Woburn, Massachusetts under leases expiring in 2008 and outside the United States in Taiwan, the Philippines, Japan, Korea, Singapore, Thailand, Germany, and China, with terms expiring between one month and four years from December 31, 2007.
     In the fourth quarter of 2006, in order to drive company-wide savings, we entered into a lease buyout agreement for the operating lease in the United Kingdom facility and we also exited a Texas facility when the lease expired. In September 2007, in our continuing effort to reduce company-wide expenses, we sublet approximately 28,000 square feet of our San Jose facility to a third party. This sublease expires in January 2010.
     We believe that our existing facilities will be adequate to meet our currently anticipated requirements and that suitable additional or substitute space will be available as needed.
ITEM 3. LEGAL PROCEEDINGS
     On February 29, 2000, we filed lawsuits asserting patent infringement and related claims against Nikon, Canon and ASML in the U.S. District Court for the Eastern District of Virginia. In April 2000, we reached a settlement with Nikon, and in September 2001, we reached a settlement with Canon. In the patent litigation against ASML, after transfer to the U.S. District Court for the Northern District of California, a jury trial was conducted during the second quarter of 2005. The jury reached a verdict that the patent was infringed, but that the asserted claims of the patent were invalid. We filed a post-trial motion for a new trial and for judgment as a matter of law in our favor. ASML also filed a motion for judgment as a matter of law seeking to invalidate three of the asserted claims for lack of enablement and requested that the Court award costs. In February 2006, the Court denied our post-trial motions, including the motion for a new trial, and entered judgment in favor of ASML invalidating three claims of the patent for lack of enablement. The Court also awarded ASML approximately $330,000 in costs. We filed an appeal with the Federal Circuit Court of Appeals, and filed our opening appellate brief in August 2006. Although ASML originally filed a notice of cross-appeal, ASML subsequently withdrew its cross appeal and the Court entered an order to that effect in December 2006. ASML’s opening appellate brief was filed in December 2006, and our reply brief was filed in January 2007. The case was argued in May 2007. In same month, the Federal Circuit Court of Appeals affirmed the jury’s verdict and the District Court’s February 2006 Order in favor of ASML. The amount, previously recorded as expense, was paid in full in October 2007.
     On July11, 2003, we filed a lawsuit against a Southern California company asserting infringement of certain claims related to U.S. patent No. 5,621,813 in the U.S. District Court in and for the Northern District of California. In May 2005, the court found the subject patent to be invalid. We appealed this decision. The defendant subsequently brought a motion for reimbursement of its attorneys’ fees and costs in a total asserted amount of approximately $2 million. We opposed this motion, and in October 2005, the District Court denied the defendant’s request for attorneys’ fees in its entirety. The defendant appealed that decision. In November 2005, the defendant filed a notice of appeal with respect to the court’s ruling on its motion for attorneys’ fees. In March 2006, the Federal Circuit court upheld the district court’s ruling that the subject patent is invalid. In August 2006, the Federal Circuit court upheld the District Court’s denial of attorneys’ fees. Neither side appealed the rulings by the Federal Circuit, and they are final.
     In May 2006, the same company filed a state court lawsuit against us for malicious prosecution and abuse of process claiming that attorney’s fees, costs and other damages were due based on the outcome of a federal patent litigation suit described above. We do not believe this new action has merit, particularly given the denial by the federal court of that company’s request to be awarded attorneys’ fees payable by us in the patent litigation and the subsequent federal appellate court’s affirmation of the order denying any such award. We filed a motion to have the state court complaint dismissed under California’s anti-strategic lawsuit against public participation (“anti-SLAPP”) and demurrer statutes. The anti-SLAPP statute is aimed at striking lawsuits that are brought in order to quash an individual’s constitutional rights to free speech or seeking redress of grievances (filing suit). The state court granted the anti-SLAPP motion as to the abuse of process claim, but denied it as to the malicious prosecution claim. We have appealed the decision denying the anti-SLAPP motion as to the malicious prosecution claim, and briefing thereon has concluded. We expect to hear about a hearing on the appeal in the next three months.
     We believe that the outcome of these matters will not be material to our business, financial condition or results of operations.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     No matters were submitted to a vote of security holders during the fourth quarter ended December 31, 2007.
Executive Officers of the Registrant
     As of December 31, 2007, the executive officers of Ultratech, who are appointed by and serve at the discretion of the Board of Directors, were as follows:

Name	Age	Position with the Company
Arthur W. Zafiropoulo	68	Chairman of the Board of Directors, Chief Executive Officer and President

Bruce R. Wright	59	Senior Vice President, Finance, Chief Financial Officer and Secretary
     Mr. Zafiropoulo founded Ultratech in September 1992 to acquire certain assets and liabilities of the Ultratech Stepper Division (the “Predecessor”) of General Signal Technology Corporation (“General Signal”) and, since March 1993, has served as Chief Executive Officer and Chairman of the Board. Additionally, Mr. Zafiropoulo served as President of Ultratech from March 1993 to March 1996, from May 1997 until April 1999 and from April 2001 to January 2004. In October 2006, he resumed the responsibilities of President and Chief Operating Officer. Between September 1990 and March 1993, he was President of the Predecessor. From February 1989 to September 1990, Mr. Zafiropoulo was President of General Signal’s Semiconductor Equipment Group International, a semiconductor equipment company. From August 1980 to February 1989, Mr. Zafiropoulo was President and Chief Executive Officer of Drytek, Inc., a plasma dry-etch company that he founded in August 1980, and which was later sold to General Signal in 1986. From July 1987 to September 1989, Mr. Zafiropoulo was also President of Kayex, a semiconductor equipment manufacturer, which was a unit of General Signal. From July 2001 to July 2002, Mr. Zafiropoulo served as Vice Chairman of Semiconductor Equipment and Materials International (“SEMI”), an international trade association representing the semiconductor, flat panel display equipment and materials industry. From July 2002 to June 2003, Mr. Zafiropoulo served as Chairman of SEMI, and Mr. Zafiropoulo has been on the Board of Directors of SEMI since July 1995. In December 2007, Mr. Zafiropoulo was elected as Director Emeritus of SEMI.
     Mr. Wright has served as Senior Vice President, Finance, Chief Financial Officer and Secretary since joining Ultratech on June 1, 1999. From May 1997 to May 1999, Mr. Wright served as Executive Vice President, Finance and Chief Financial Officer of Spectrian Corporation, a radio frequency (“RF”) amplifier company. From November 1994 through May 1997, Mr. Wright was Senior Vice President of Finance and Administration, and Chief Financial Officer of Tencor Instruments until its acquisition by KLA Instruments Corporation in 1997, which formed KLA-Tencor Corporation, and from December 1991 through October 1994, Mr. Wright was Vice President and Chief Financial Officer of Tencor Instruments. Mr. Wright serves on the Board of Directors of Credence Systems Corporation, a provider of products and equipment used for the testing of semiconductor integrated circuits.
PART II

ITEM 5.	MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
     Our common stock is traded on the NASDAQ Global Market under the symbol UTEK. The following table sets forth, for the periods indicated, the range of high and low reported sale prices of our common stock.

Fiscal 2007—Fiscal Quarter Ended		March 31	June 30	September 30	December 31
Market Price:	High	$14.37	$14.71	$16.78	$14.94
	Low	$11.75	$12.00	$12.25	$10.79

Fiscal 2006—Fiscal Quarter Ended		March 31	June 30	September 30	December 31
Market Price:	High	$25.01	$25.03	$15.96	$15.04
	Low	$15.76	$14.65	$12.75	$10.56
     Our fiscal quarters in 2007 ended on March 31, 2007, June 30, 2007, September 29, 2007 and December 31, 2007. Our fiscal quarters in 2006 ended on April 1, 2006, July 1, 2006, September 30, 2006 and December 31, 2006. For convenience of presentation, our fiscal quarters in each year have been shown as ending on March 31, June 30, September 30, and December 31.
     As of February 27, 2008, we had approximately 308 common stockholders of record.
     We have not paid cash dividends on our common stock since inception, and our Board of Directors presently plans to reinvest our earnings in our business. Accordingly, it is anticipated that no cash dividends will be paid to holders of Common Stock in the foreseeable future.
     In August 2007, we issued 2,500 shares of our common stock in an unregistered, private placement under Section 4(2) of the Securities Act of 1933 to SEMI Foundation, a non-profit organization, to support their efforts to educate youth interested in science and math about career opportunities in the semiconductor industry. We issued 2,000 and 1,500 shares to SEMI Foundation in August 2006 and 2005, respectively, in each case in an unregistered, private placement under Section 4(2) of the Securities Act of 1933.
Stock Performance Graph
     The graph depicted below reflects a comparison of the cumulative total return (i.e. change in stock price plus reinvestment of dividends) of our common stock assuming $100 invested as of December 31, 2002 with the cumulative total returns of the NASDAQ Composite Index and the Philadelphia Semiconductor Index.

Comparison of Cumulative Total Returns(1)(2)(3)

(1)	The graph covers the period from December 31, 2002 to December 31, 2007.

(2)	No cash dividends have been declared on our common stock.

(3)	Stockholder returns over the indicated period should not be considered indicative of future stockholder returns.
     Notwithstanding anything to the contrary set forth in any of our previous filings under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, which might incorporate our future filings under those statutes, the preceding Stock Performance Graph will not be incorporated by reference into any of those prior filings, nor will such report or graph be incorporated by reference into any our future filings under those statutes.

ITEM 6. SELECTED FINANCIAL DATA

In thousands, except per share data and percentage information	2007(c)	2006(b)	2005	2004	2003(a)
Operations:
Net sales	$112,310	$119,633	$122,366	$109,892	$100,121
Gross profit	48,859	46,024	52,047	52,693	46,611
Gross profit as a percentage of net sales	44%	38%	43%	48%	47%
Operating income (loss)	(5,767)	(14,371)	(4,875)	(2,429)	2,972
Income (loss) before income taxes and cumulative effect of a change in accounting principle	(758)	(8,014)	(522)	1,069	6,996
Pre-tax income (loss) as a percentage of net sales	(0.7%)	(6.7%)	(0.4%)	1.0%	7.0%
Provision (benefit) for income taxes	286	954	699	445	(570)
Income (loss) before cumulative effect of a change in accounting principle	(1,044)	(8,968)	(1,221)	624	7,566
Cumulative effect of the adoption of FIN 47	—	—	(1,122)	—	—
Net income (loss)	(1,044)	(8,968)	(2,343)	624	7,566
Income (loss) before cumulative effect of a change in accounting principle per share — basic	(0.04)	(0.38)	(0.05)	0.03	0.33
Cumulative effect of the adoption of FIN 47 per share—basic	—	—	(0.05)	—	—
Net income (loss) per share — basic	(0.04)	(0.38)	(0.10)	0.03	0.33
Number of shares used in per share computation — basic	23,354	23,764	23,964	23,733	23,017
Income (loss) before cumulative effect of a change in accounting principle per share — diluted	(0.04)	(0.38)	(0.05)	0.03	0.31
Cumulative effect of the adoption of FIN 47 per share — diluted	—	—	(0.05)	—	—
Net income (loss) per share — diluted	(0.04)	(0.38)	(0.10)	0.03	0.31
Number of shares used in per share computation — diluted	23,354	23,764	23,964	24,734	24,476
Balance sheet:
Cash, cash equivalents and short-term investments (Note 8)	$131,998	$78,090	$141,067	$151,627	$165,902
Working capital	161,855	104,951	165,181	169,621	170,501
Total assets	218,641	216,050	222,309	230,546	220,748
Long-term obligations	7,534	7,580	7,805	5,338	3,725
Stockholders’ equity	177,400	174,108	188,950	193,290	190,739

Quarterly Data

Unaudited, in thousands, except per share data	1st	2nd	3rd	4th
2007
Net sales	$27,368	$30,011	$25,188	$29,743
Gross profit	10,800	13,176	10,361	14,522
Operating income (loss)	(4,466)	(221)	(2,646)	1,566
Net income (loss)	(3,245)	1,020	(884)	2,065
Net income (loss) per share—basic	(0.14)	0.04	(0.04)	0.09
Number of shares used in per share computation—basic	23,285	23,368	23,394	23,413
Net income (loss) per share—diluted	(0.14)	0.04	(0.04)	0.09
Number of shares used in per share computation—diluted	23,285	23,467	23,394	23,514

2006
Net sales	$34,944	$26,043	$33,943	$24,703
Gross profit	13,657	11,811	12,450	8,106
Operating income (loss)	207	(2,884)	(3,568)	(8,126)
Net income (loss)	1,582	(1,176)	(2,568)	(6,806)
Net income (loss) per share—basic	0.07	(0.05)	(0.11)	(0.29)
Number of shares used in per share computation—basic	23,830	23,927	23,477	23,213
Net income (loss) per share—diluted	0.06	(0.05)	(0.11)	(0.29)
Number of shares used in per share computation—diluted	25,127	23,927	23,477	23,213

(a)	Operating income in 2003 includes the favorable impact of selling inventory and discontinued products previously written down of $1.7 million. Operating income in 2003 also includes the favorable impact of reducing accruals established in prior years for the restructuring of operations of $0.8 million.

(b)	Operating loss in 2006 includes a charge of $1.9 million related to certain exit activities (of which $0.1 million relating to the acceleration of restricted stock units and options is included in stock-based compensation expenses) and $2.0 million of stock-based compensation expenses. Refer to Notes 5 and 11 of our consolidated financial statements herein for further disclosures related to these items.

(c)	Operating loss in 2007 includes a charge of $1.6 million related to certain exit activities, a credit of $0.9 million which resulted from a refund of employee health insurance premiums paid previously, a benefit of $0.5 million related to sale of previously written down inventory and a credit of $0.3 million due to change in estimate related to collectibility of certain accounts receivable. Refer to Note 11 of our consolidated financial statements herein for further disclosures related to the exit activities.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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
     We supply step-and-repeat photolithography systems based on one-to-one imaging technology. Within the integrated circuit industry, we target the market for advanced packaging applications. Within the nanotechnology industry, our target markets include thin film head magnetic recording devices, optical networking devices, laser diodes and light emitting diodes (“LEDs”). Our laser thermal processing equipment is targeted at advanced annealing applications within the semiconductor industry.
     In 2007, as part of our continuing efforts to reduce company-wide expenses, we eliminated approximately 39 full-time positions, 64% in the United States and 36% internationally. We expect these activities to be completed by the second quarter of 2008.
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
     The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities at the date of the consolidated financial statements. By their nature, these estimates and judgments are subject to an inherent degree of uncertainty. On an on-going basis, we evaluate our estimates, including those related to inventories, warranty obligations, purchase order commitments, bad debts, income taxes, restructuring liabilities, asset retirement obligations, and contingencies and litigation. Management bases its estimates and judgments on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.
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
     Provided all other criteria are met, we recognize revenues on system sales when we have received customer acceptance of the system. In the event that terms of the sale provide for a lapsing customer acceptance period, we recognize revenue upon the expiration of the lapsing acceptance period or customer acceptance, whichever occurs first. In these instances, which are infrequent, revenue is recorded only if the product has met product specifications prior to shipment and management deems that no significant uncertainties as to product performance exist.
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
     We generally recognize revenue from spare parts sales upon shipment, as our products are generally sold on terms that transfer title and risk of ownership when it leaves our site. We sell service contracts for which revenue is deferred and recognized ratably over the contract period (for time-based service contracts) or as service hours are delivered (for contracts based on a purchased quantity of hours).
     We recognize license revenue from transactions in which our systems are re-sold by our customers to third parties. In addition, we recognize revenue from licensing and technology support agreements ratably over the contract period, or the estimated useful life of the licensed technologies, whichever is shorter.
     Costs related to deferred product revenues are capitalized (deferred) and recognized at the time of revenue recognition. Deferred product revenue and costs are netted on our balance sheet, under the caption “deferred product and services income.”
     Costs incurred for shipping and handling are included in cost of sales.
Inventories and Purchase Order Commitments
     The semiconductor industry is characterized by rapid technological change, changes in customer requirements and evolving industry standards. We perform a detailed assessment of inventory at each balance sheet date, which includes a review of, among other factors, demand requirements and market conditions. Based on this analysis, we record adjustments, when appropriate, to reflect inventory at lower of cost or market. Although we make every effort to ensure the accuracy of our forecasts of product demand, any significant unanticipated changes in demand, product mix or technological developments would significantly impact the value of our inventory and our reported operating results. In the future, if we find that our estimates are too optimistic and we determine that our inventory needs to be written down, we will be required to recognize such costs in our cost of sales at the time of such determination. For example, if the demand assumption used in our assessment at December 31, 2007 was reduced by 10%, assuming all other assumptions such as product mix are kept the same and that mitigation efforts were not possible, we would have had to write down our inventory and open purchase commitments by $25,000. Conversely, if we find our estimates are too pessimistic and we subsequently sell product that has previously been written down, our gross margin in that period will be favorably impacted. During the year ended December 31, 2007, we recognized revenue from the sales of previously written down inventory which resulted in a favorable gross margin impact of $0.5 million.

Warranty Obligations
     We recognize the estimated cost of our product warranties at the time revenue is recognized. Our warranty obligation is affected by product failure rates, material usage rates and the efficiency by which the product failure is corrected. Should actual product failure rates, material usage rates and labor efficiencies differ from our estimates, revisions to the estimated warranty liability would be required which could result in future charges or credits to our gross margins. We believe our warranty accrual, as of December 31, 2007, will be sufficient to satisfy outstanding obligations as of that date.
Allowance for Bad Debts
     We maintain an allowance for estimated losses resulting from the inability of our customers to make required payments. This reserve is established based upon historical trends, current economic conditions, delinquency status based on contractual terms and an analysis of specific exposures. If the financial condition of our customers were to deteriorate, or even a single customer was otherwise unable to make payments, additional allowances may be required. The average selling price of our systems is in excess of $2.5 million. Accordingly, a single customer default could have a material adverse effect on our results of operations. Our bad debt reserve as a percentage of gross accounts receivable decreased from 2.5% at December 31, 2006 to 1.0% at December 31, 2007 due principally to the $0.3 million change in estimate related to the collectibility of certain accounts receivable.
Deferred Income Taxes
     We record a valuation allowance to reduce our deferred tax assets to the amount that is more likely than not to be realized. As of December 31, 2007, we had recorded a valuation allowance of $74.8 million against our net deferred tax assets except those in Japan and Taiwan. As of December 31, 2007, we had recorded approximately $0.3 million of net foreign deferred tax assets related to our operations in Japan and Taiwan. Based on projected future pre-tax income in Japan and Taiwan, these assets were not subject to a valuation allowance as it is more likely than not that they will be realized in the future.
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
Net Sales
     2007 vs. 2006

			Amount of	Percentage
(in millions)	2007	2006	Change	Change
Sales of:
Systems	$80.7	$87.9	$(7.2)	-8%
Spare parts	15.9	17.3	(1.4)	-8%
Services	15.6	14.2	1.4	10%
Licenses	0.1	0.2	(0.1)	-50%

Total Net Sales	$112.3	$119.6	$(7.3)	-6%

     Net sales consist of revenues from system sales, spare parts sales, services and licensing of technologies. For the year ended December 31, 2007, systems revenue accounted for approximately 72% of total net sales, and services, licenses and spare parts accounted for the remaining 28%. System sales decreased 8% to $80.7 million on a system unit volume decrease of 25%. This decrease was partially offset by a 22% increase in the average selling price of systems sold in 2007 compared to 2006. The system unit volume decrease was due primarily to postponement of capital expenditures by our customers and timing difference of system acceptances by our customers.
     The average selling price of systems sold increased from the prior year primarily as a result of a shift in product mix in favor of our laser processing products and away from our legacy platform products and refurbished units. In 2007, refurbished systems accounted for approximately 4% of units sold as compared to 9% of units sold in 2006. This percentage can fluctuate from year to year and, as refurbished units generally have lower average selling prices than new units, any such fluctuation will impact the weighted average selling price of the systems sold.
     At December 31, 2007, we had approximately $10.2 million of deferred product and services income resulting from products shipped but not yet installed and accepted, as compared with $3.0 million at December 31, 2006. The increase was primarily due to timing difference. In general, it takes about two to three months to install and receive customer acceptance.
     On a product market application basis, system sales to the semiconductor industry were $70.3 million for the year ended December 31, 2007, a decrease of 15% as compared to $82.7 million in 2006. This decrease was primarily due to a 25% decrease in advanced packaging application sales. System sales to the nanotechnology market were $10.4 million for the year ended December 31, 2007, an increase of 100% as compared with sales of $5.2 million in 2006. System sales to the nanotechnology market are highly dependent on customer capacity demand in the thin film head industry.
     Sales of spare parts in 2007 decreased 8%, to $15.9 million, as compared to $17.3 million in 2006. This decrease was mainly due to decreased spare part usage.
     Sales from services grew 10% to $15.6 million for the year ended December 31, 2007 as compared to $14.2 million in 2006. The increase in service revenue was primarily due to an increase in service contracts entered into in 2007.
     Licensing and licensing support arrangements declined to $0.1 million in 2007 as compared with $0.2 million in 2006. Future revenues from licensing activities, if any, will be contingent upon existing and future licensing arrangements. We may not be successful in generating licensing revenues and do not anticipate the recognition of significant levels of licensing income in the future.
     For the year ended December 31, 2007, international net sales were $73.6 million, or 65% of total net sales, as compared with $76.6 million, or 64% of total net sales in 2006. We expect sales to international customers to continue to represent a significant majority of our revenues during 2008 as companies continue to build manufacturing plants overseas, especially in Asia. Our revenue derived from sales in foreign countries is not generally subject to significant exchange rate fluctuations, principally because sales contracts for our systems are generally denominated in U.S. dollars. In Japan, however, orders are often denominated in Japanese yen.
     For the year ended December 31, 2007, we recorded system sales in Japan of $19.9 million, of which 44% were denominated in Japanese yen. This subjects us to the risk of currency fluctuations. We attempt to mitigate this risk by entering into foreign currency forward exchange contracts for the period between when an order is received and when it is recorded as revenue. After recording revenue, we use various mechanisms, such as natural hedges, to offset substantial portions of the gains or losses associated with our Japanese yen denominated receivables due to exchange rate fluctuations. We had approximately $8.6 million of Japanese yen-denominated receivables at December 31, 2007. International sales expose us to a number of additional risks, including fluctuations in the value of local currencies relative to the U.S. dollar, which impact the relative cost of ownership of our products and, thus, the customer’s willingness to purchase our product. (See “Risk Factors: International Sales”).
     2006 vs. 2005

			Amount of	Percentage
(in millions)	2006	2005	Change	Change
Sales of:
Systems	$87.9	$93.2	$(5.3)	-6%
Spare parts	17.3	15.2	2.1	14%
Services	14.2	12.5	1.7	13%
Licenses	0.2	1.5	(1.3)	-87%

Total Net Sales	$119.6	$122.4	$(2.8)	-2%

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
Gross Profit
     2007 vs. 2006
     On a comparative basis, gross margins were 44% and 38% for 2007 and 2006, respectively. The 6.0 percentage point increase in gross margin in 2007 was mainly due to lower warranty and installation costs related to our laser spike annealing systems compared to 2006 (4.0 points), a change in our product mix in favor of our laser processing products and away from our legacy product platforms (2.3 points), lower inventory write-downs (1.4 points), our continuing effort to reduce company-wide expenses during 2007 (0.6 points), , sale of previously written down inventory (0.4 points) and lower fringe benefits expense resulting from a refund of employee health insurance premiums that we paid in prior periods (0.2 points). These lower costs were partially offset by our higher manufacturing overhead costs resulting from lower plant utilization in 2007 (2.9 points).
     Our gross profit as a percentage of sales has been and most likely will continue to be significantly affected by a variety of factors, including the mix of products sold; the introduction of new products, which typically have higher manufacturing, installation and after-sale support costs until efficiencies are realized and which are typically discounted more than existing products until the products gain market acceptance; the rate of capacity utilization; write-downs of inventory and open purchase commitments; product discounts, pricing and competition in our targeted markets; non-linearity of shipments during the quarter which can result in manufacturing inefficiencies; and the percentage of international sales, which typically have lower gross margins than domestic sales principally due to higher field service and support costs.
     2006 vs. 2005
     On a comparative basis, gross margins were 38% and 43% for 2006 and 2005, respectively. The 4.0 percentage point decline in gross margin in 2006 was mainly due to higher unabsorbed manufacturing expenses (2.9 points), higher unabsorbed service expenses (1.8 points) and higher inventory write-downs (0.9 points) partially offset by higher standard margin (1.3 points) due to changes in revenue mix resulting primarily from 5 laser thermal processing systems and 16 AP200/300 systems accepted during 2006 as compared with 3 laser thermal processing systems and 7 AP200/300 systems in 2005. The remaining 0.3 points are due to other miscellaneous charges, each of which individually is insignificant.

     Exclusive of licensing revenues, gross margin was 38% for 2006 as compared with 42% for 2005. We believe disclosure of gross margins without reference to licensing revenues provides additional appropriate disclosure to allow comparison of our product and service gross margins over time because there is little, if any, cost of sales associated with our licensing revenues.
Research, Development and Engineering Expenses
     2007 vs. 2006

			Amount of	Percentage
(in millions)	2007	2006	Change	change
Research, development and engineering expenses	$23.4	$26.2	$(2.8)	-11%
     The decrease in research, development and engineering expenses in 2007, as compared to 2006, was primarily the result of workforce reductions of $2.8 million, the implementation of company-wide cost-cutting measures of $0.5 million and a $0.2 million decrease in fringe benefits expense resulting from a refund of employee health insurance premiums that we paid in prior periods. These reductions were offset in part by an increase of $0.4 million in engineering expenses. Given that there is an inherent delay between the time product development activities and expenditures occur and when resultant product revenue is ultimately realized, we expect current year research, development and engineering investments to contribute to revenue in future years. As a percentage of net sales, research, development and engineering expenses for the year ended December 31, 2007 were 21% compared to 22% for 2006.
     2006 vs. 2005

			Amount of	Percentage
(in millions)	2006	2005	Change	change
Research, development and engineering expenses	$26.2	$27.0	$(0.8)	-3%
     The decrease in research, development and engineering expenses in 2006, as compared to 2005, was primarily the result of lower spending associated with the development of our laser processing technologies. As a percentage of net sales, research, development and engineering expenses for each of the two years ended December 31, 2006 and 2005, respectively, were approximately 22%.
Selling, General and Administrative Expenses
     2007 vs. 2006

			Amount of	Percentage
(in millions)	2007	2006	Change	change
Selling, general and administrative expenses	$31.2	$34.2	$(3.0)	-9%
     Selling, general and administrative expenses decreased by $3.0 million, or 9%, in 2007, as compared to 2006. The decrease was primarily due to workforce reductions ($2.4 million) which is partially offset by severance and benefit charge recorded during the year ($1.0 million), lower trade show expenses ($0.4 million), decrease in fringe benefits expense resulting from a refund of employee health insurance premiums that we paid in prior periods ($0.5 million), and implementation of company-wide cost-cutting measures ($1.8 million). These reductions were offset in part by higher accounting fees ($0.8 million).
     2006 vs. 2005

			Amount of	Percentage
(in millions)	2006	2005	Change	change
Selling, general and administrative expenses	$34.2	$30.0	$4.2	14%
     Selling, general and administrative expenses increased by $4.2 million, or 14%, in 2006, as compared to 2005. The increase was primarily due to increased hiring, marketing and demonstration support marketing costs associated with our laser processing product line ($4.0 million); increased expense reduction actions in the fourth quarter of 2006 ($1.3 million), increased stock based compensation expense (associated with the implementation of SFAS 123R and compensation expenses related to restricted stock units as described in Note 5 ($1.6 million); partially offset by decreased legal costs compared to 2005 ($2.6 million).
Interest and Other Income, Net

(in thousands)	2007	2006	2005
Interest income	$5,697	$6,273	$4,752
Other income (expense), net	13	321	(19)

Interest and other income, net	$5,710	$6,594	$4,733

     Interest income was $5.7million for the year ended December 31, 2007, as compared with $6.3 million and $4.8 million for 2006 and 2005, respectively. The decrease in 2007 from 2006 was primarily due to lower interest rates on our investments. The increase in 2006 from 2005 was primarily due to higher interest rates on our investments. We presently maintain an investment portfolio with a weighted-average maturity of approximately 0.8 years. Consequently, changes in short-term interest rates have a significant impact on our interest income. Future changes in short-term interest rates are expected to continue to have a significant impact on our interest income.
Provision for Income Taxes
     For each of the years ended December 31, 2007, 2006 an 2005, we recorded income tax expense of $0.3 million, $1.0 million and $0.7 million, respectively, comprised primarily of foreign taxes. The actual expense recorded for each of 2007, 2006, and 2005 differs from the federal tax benefit at 35% primarily due to current tax expense in foreign jurisdictions and the fact that the tax benefit of U.S. losses is not recognized.
     Income taxes can be affected by estimates of whether, and within which jurisdictions, future earnings will occur and how and when cash is repatriated to the United States, combined with other aspects of an overall income tax strategy. Additionally, taxing jurisdictions could retroactively disagree with our tax treatment of certain items, and some historical transactions have income tax effects going forward. Accounting rules require these future effects to be evaluated using current laws, rules and regulations, each of which can change at any time and in an unpredictable manner. We believe we have adequately provided for any reasonably foreseeable outcome related to these matters and we do not anticipate any material earnings impact from their ultimate resolutions.
     We adopted the provisions of Financial Accounting Standards Board (“FASB”) Interpretation (“FIN”) 48, Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement No. 109 (“FIN 48”) as of January 1, 2007. Prior to the adoption, our policy was to establish reserves that reflected the probable outcome of known tax contingencies. The effects of final resolution, if any, were recognized as changes to the effective income tax rate in the period of resolution. FIN 48 requires application of a “more likely than not” threshold to the recognition and de-recognition of uncertain tax positions. FIN 48 permits us to recognize the amount of tax benefit that has a greater than 50 percent likelihood of being ultimately realized upon settlement. It further requires that a change in judgment related to the expected ultimate resolution of uncertain tax positions be recognized in earnings in the quarter of such change.
     As a result of the adoption, we recorded a $20,000 decrease to accrued taxes payable, a $28,000 decrease to accumulated deficit and a $7,000 net increase to deferred tax assets at the beginning of 2007. We also reported accrued interest and penalties related to uncertain tax positions in income tax expense. During 2007, an additional FIN 48 net reserve of $487,000 was recorded. Due to our full valuation allowance in the United States, only $36,000 of the incremental 2007 reserve was recorded through the tax provision line.
     Over the next twelve months, we expect a decline of approximately $70,000 in the estimated amount of liabilities associated with our uncertain tax positions which arose prior to December 31, 2007 as a result of expiring statutes of limitations in certain foreign jurisdictions.
     If we are able to eventually recognize these uncertain tax positions, $2.5 million and $2.9 million of the unrecognized benefit on January 1, 2007 and December 31, 2007, respectively, would reduce the effective tax rate. We currently have a full valuation allowance against our U.S. net deferred tax asset which would impact the timing of the effective tax rate benefit should any of these uncertain tax positions be favorably settled in the future.

     We recognize interest and penalties related to uncertain tax positions as a component of income tax expense. As of December 31, 2007, we had accrued approximately $56,000 of accrued interest and penalties related to uncertain tax positions.
     We are subject to Federal and state tax examination for years 1999 forward and 1997 forward, respectively, by virtue of the tax attributes carrying forward from those years. We are also subject to audits in the foreign jurisdictions in which we operate for years 2001 and forward. There are no income tax examinations currently in progress.
Cumulative Effect of the Adoption of FIN 47
     In December 2005 we adopted FASB Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations” (“FIN 47”), an interpretation of FASB Statement No. 143, “Asset Retirement Obligations” (“SFAS 143”). FIN 47 clarifies that the term “conditional asset retirement obligation” as used in SFAS 143 refers to a legal obligation to perform an asset retirement activity in which the timing and (or) method of settlement are conditional on a future event that may or may not be within the control of the entity. An entity is required to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably estimated, even if conditional on a future event. As permitted, we recognized the effect of applying FIN 47 as a cumulative effect of a change in accounting principle. Our adoption of FIN 47 in 2005 resulted in an increase in net equipment and leasehold improvements of approximately $1.0 million, recognition of an asset retirement obligation (the “ARO”) liability of $2.1 million, and a cumulative effect of adoption of $1.1 million or $0.05 per share, for the year ended December 31, 2005. The ARO liability is principally for estimable asset retirement obligations related to remediation costs, which we estimate will be incurred upon the expiration of certain operating leases. Refer to Note 16 of our consolidated financial statements herein for further disclosures related to this.
Outlook
     The anticipated timing of orders, shipments and customer acceptances usually requires that we fill a number of production slots in any given quarter in order to meet our sales targets. If we are unsuccessful in our efforts to secure those production orders, or if existing production orders are delayed or cancelled, our results of operations will be materially adversely impacted. Accordingly, we may not be able to achieve or maintain our current or prior level of sales. We presently expect that net sales for 2008 will increase 10% to 15% from the level of net sales reported in 2007 of $112.3 million.
     Because our net sales are subject to a number of risks, including risks associated with the market acceptance of our new laser processing product line, delays in customer acceptance, intense competition in the capital equipment industry, uncertainty relating to the timing and market acceptance of our products, and the condition of the macro-economy and the semiconductor industry and the other risks described in this report, we may not exceed or maintain our current or prior level of net sales for any period in the future. Additionally, we believe that the market acceptance and volume production of our advanced packaging systems, laser processing systems, and our 1000 series family of wafer steppers are of critical importance to our future financial results. At December 31, 2007, these critical systems represented 71% of our backlog. To the extent that these products do not achieve or maintain significant sales due to difficulties involving manufacturing or engineering, the inability to reduce the current long manufacturing cycles for these products, competition, excess capacity in the semiconductor or nanotechnology device industries, or for any other reason, our business, financial condition and results of operations would be materially adversely affected.
     We anticipate our operating income to be positive for 2008. We believe our cash flow for 2008 will continue to be positive.
LIQUIDITY AND CAPITAL RESOURCES
     Net cash provided by operating activities was $6.3 million for the year ended December 31, 2007, as compared with net cash used in operations of $6.4 million for the comparable period in 2006. Net cash provided by operating activities during the year ended December 31, 2007 was attributable to a decrease in inventories of $10.3 million due to sales, an increase in deferred product and services income of $7.2 million due to timing difference, and adjustment of non-cash charges of $9.6 million to net loss (primarily for depreciation, amortization and accretion expenses, stock-based compensation expense and loss on disposal of equipment), which were partially offset by a net loss of $1.0 million, an increase in accounts receivable of $12.5 million, a decrease in accounts payable of $2.2 million, a decrease in advanced billings of $2.6 million and a decrease in accrued and other liabilities of $2.1 million.
     We believe that because of the relatively long manufacturing cycle of certain of our systems, particularly newer products, our inventories will continue to represent a significant portion of working capital. Currently, we are devoting significant resources to the development, introduction and commercialization of our laser processing systems and to the development of our next generation 1X lithography technologies. We currently intend to continue to incur significant operating expenses in the areas of research, development and engineering, manufacturing, and selling, general and administrative costs in order to further develop, produce and support these new products. Additionally, gross profit margins, inventory and capital equipment levels may be adversely impacted in the future by costs associated with the initial production of the laser processing systems and by future generations of our 1X wafer steppers. These costs include, but are not limited to, additional manufacturing overhead, costs of demonstration systems and facilities and the establishment of additional after-sales support organizations. Additionally, there can be no assurance that operating expenses will not increase, relative to sales, as a result of adding technical, marketing and administrative personnel, among other costs, to support our new products. If we are unable to achieve significantly increased net sales or if our sales fall below expectations, our cash flow and operating results will be materially adversely affected until, among other factors, costs and expenses can be reduced. Our failure to achieve our sales targets for these new products could result in additional inventory write-offs and asset impairment charges, either of which could materially adversely impact our results of operations.
     During the year ended December 31, 2007, net cash provided by investing activities was $23.9 million, attributable to net proceeds from the maturities of short and long-term investments of $25.0 million partially offset by capital expenditures of $1.1 million.
     Net cash provided by financing activities was $0.6 million during the year ended December 31, 2007, attributable to proceeds received from the issuance of common stock under our employee stock option plans of $1.8 million, partially offset by net repayment of our notes payable of $1.2 million.
     At December 31, 2007, we had working capital of $161.9 million. Our principal source of liquidity at December 31, 2007 consisted of $126.2 million in cash, cash equivalents and short-term investments, net of related borrowings under our line of credit.
     In December 2004, we entered into a line of credit agreement with a brokerage firm replacing a similar arrangement that we had with a different firm. Under the terms of this agreement, we may borrow funds at a cost equal to the current Federal funds rate plus 125 basis points (i.e. 5.50% as of December 31, 2007). Certain of our cash, cash equivalents and short-term investments secure but do not legally restrict borrowings outstanding under this facility. Funds are advanced to us under this facility based on pre-determined advance rates on the cash and securities held by us in this brokerage account. This agreement has no set expiration date and there are no loan covenants. As of December 31, 2007, $5.8 million was outstanding under this facility, with a related collateral requirement of approximately $7.7 million of our cash, cash equivalents and investments. As of December 31, 2006, $7.0 million was outstanding under the facility, with a related collateral requirement of approximately $9.3 million of our cash, cash equivalents and short-term investments.
     On September 19, 2005, our Board of Directors authorized the repurchase of up to $30.0 million of our common stock in the open market at then prevailing market prices during the period commencing September 19, 2005 through September 30, 2007. As of December 31, 2006, we repurchased approximately 1.4 million shares of our common stock under the program at a total purchase price of $20.0 million. We did not repurchase any common stock during 2007. The stock repurchase program ended on September 30, 2007.

     The following summarizes our contractual obligations at December 31, 2007, and the effect such obligations are expected to have on our liquidity and cash flows in future periods:

		Less than			After
(in millions)	Total	1 year	1-3 years	3-5 years	5 years
Notes payable obligations	$5.8	$5.8	$—	$—	$—
Non-cancelable capital lease obligations	0.7	0.1	0.3	0.3	—
Non-cancelable operating lease obligations	12.4	4.8	7.3	0.3	—
Long-term payables	2.5	—	0.2	0.1	2.2
Asset retirement obligations	2.2	—	1.1	1.1	—
Open purchase order commitments	46.2	27.5	18.7	—	—

Total contractual cash obligations	69.8	38.2	27.6	1.8	2.2
Sublessor agreement	(1.4)	(0.7)	(0.7)	—	—

Net	$68.4	$37.5	$26.9	$1.8	$2.2

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
Off-Balance Sheet Transactions
     Our off-balance sheet transactions consist of certain financial guarantees, both expressed and implied, related to indemnification for product liability, patent infringement and latent product defects. Other than liabilities recorded pursuant to known product defects, at December 31, 2007, we did not record a liability associated with these guarantees, as we have little or no history of costs associated with such indemnification requirements. (See Note 15)
Foreign Currency
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
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Risk
     Our exposure to market risk due to potential changes in interest rates, relates primarily to our investment portfolio, which consisted primarily of fixed interest rate instruments as of December 31, 2007 and 2006. We maintain an investment policy designed to ensure the safety and preservation of our invested funds by limiting market risk and the risk of default.
     Certain of our cash, cash equivalents and investments serve as collateral for a line of credit we maintain with a brokerage firm. The line of credit is used for liquidity purposes, mitigating the need to liquidate investments in order to meet our current operating cash requirements.
     The following table presents the hypothetical changes in fair values in the financial instruments held by us at December 31, 2007 that are sensitive to changes in interest rates. These instruments are comprised of cash, cash equivalents and investments. These instruments are held for purposes other than trading. The modeling techniques used measure the change in fair values arising from selected hypothetical changes in interest rates. Assumed market value changes to our portfolio reflects immediate hypothetical parallel shifts in the yield curve of plus or minus 50 basis points (“BPS”), 100 BPS, and 150 BPS:

Cash equivalents and	Valuation of securities				Valuation of securities
Available-for-sale	given an interest rate			No change in	given an interest rate
Investments	decrease of X basis points			interest rate	increase of X basis points
(in thousands)	(150 BPS)	(100 BPS)	(50 BPS)	0 BPS	50 BPS	100 BPS	150 BPS
U.S. Treasury securities and obligations of U.S. government agencies	$88,723	$88,365	$88,012	$87,663	$87,317	$86,976	$86,639
U.S. corporate debt securities	8,946	8,867	8,789	8,713	8,638	8,563	8,490
Money market funds and commercial papers	30,343	30,341	30,338	30,335	30,332	30,330	30,327

Total investments	$128,012	$127,573	$127,139	$126,711	$126,287	$125,869	$125,456

     During 2007, we did not materially alter our investment objectives or criteria and believe that, although the composition of our portfolio has changed from the preceding year, the portfolio’s sensitivity to changes in interest rates is materially the same.
Credit Risk
     We mitigate credit default risk by attempting to invest in high credit quality securities and by positioning our portfolio to respond appropriately to a significant reduction in a credit rating of any investment issuer or guarantor. Our portfolio includes only marketable securities with active secondary or resale markets to ensure portfolio liquidity and is diversified in accordance with our investment policy. To date, we have not experienced significant liquidity problems with our portfolio. Our largest holding at December 31, 2007, excluding the United States government and its agencies, was $3.0 million.
     We intend to closely monitor developments in the credit markets and make appropriate changes to our investment policy as deemed necessary. Based on our ability to liquidate our investment portfolio and our expected operating cash flows, we do not anticipate any liquidity constraints as a result of the current credit environment.

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
ULTRATECH, INC.
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
     Consolidated Financial Statements included in Item 8:

ULTRATECH , INC.
CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
In thousands, except share and per share amounts	2007	2006
Assets
Current assets:
Cash and cash equivalents	$54,586	$23,883
Short-term investments	77,412	54,207
Accounts receivable, less allowance for doubtful accounts of $306 in 2007 and $466 in 2006	30,562	18,054
Inventories	29,128	40,988
Prepaid expenses and other current assets	3,874	2,181

Total current assets	195,562	139,313

Long-term investments	—	48,328
Equipment and leasehold improvements, net	16,826	20,326
Demonstration inventory	3,652	4,717
Other assets	2,601	3,366

Total assets	$218,641	$216,050

Liabilities and Stockholders’ Equity

Current liabilities:
Notes payable	$5,794	$6,974
Accounts payable	8,200	10,440
Accrued expenses	8,891	10,409
Deferred product and services income	10,161	2,950
Advance billings	115	2,713
Income taxes payable	546	876

Total current liabilities	33,707	34,362

Accrued rent	2,093	2,737
Other liabilities	5,441	4,843

Commitments and contingencies

Stockholders’ equity:
Preferred Stock, $0.001 par value:
2,000,000 shares authorized; none issued	—	—
Common Stock, $0.001 par value:
40,000,000 shares authorized; issued and outstanding:
23,371,055 at December 31, 2007 and 23,218,722 at December 31, 2006	25	25
Additional paid-in capital	229,412	226,146
Treasury stock, 1,845,301 shares at December 31, 2007 and 1,847,801 shares at December 31, 2006	(26,634)	(26,670)
Accumulated other comprehensive loss, net	91	(915)
Accumulated deficit	(25,494)	(24,478)

Total stockholders’ equity	177,400	174,108

Total liabilities and stockholders’ equity	$218,641	$216,050

See accompanying notes to consolidated financial statements.

ULTRATECH , INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
In thousands, except per share amounts	2007	2006	2005
Net sales
Products	$96,583	$105,277	$108,377
Services	15,627	14,156	12,472
Licenses	100	200	1,517

Total net sales	112,310	119,633	122,366
Cost of sales
Cost of products sold	53,834	64,256	60,647
Cost of services	9,617	9,353	9,672

Gross profit	48,859	46,024	52,047

Research, development, and engineering	23,435	26,206	26,963
Selling, general, and administrative	31,191	34,189	29,959

Operating loss	(5,767)	(14,371)	(4,875)

Interest expense	(701)	(237)	(380)
Interest and other income, net	5,710	6,594	4,733

Loss before income taxes and cumulative effect of change in accounting principle	(758)	(8,014)	(522)
Provision for income taxes	286	954	699

Loss before cumulative effect of change in accounting principle	(1,044)	(8,968)	(1,221)
Cumulative effect of the adoption of FIN 47 “Accounting for
Conditional Asset Retirement Obligations”	—	—	(1,122)

Net loss	$(1,044)	$(8,968)	$(2,343)

Net loss per share — basic and diluted
Loss before cumulative effect of change in accounting principle	$(0.04)	$(0.38)	$(0.05)
Cumulative effect of the adoption of FIN 47 “Accounting for
Conditional Asset Retirement Obligations”	$—	$—	$(0.05)
Net loss	$(0.04)	$(0.38)	$(0.10)
Number of shares used in per share computations — basic and diluted	23,354	23,764	23,964
See accompanying notes to consolidated financial statements.

ULTRATECH, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
In thousands	2007	2006	2005
Cash flows from operating activities:
Net income (loss)	$(1,044)	$(8,968)	$(2,343)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Cumulative effect of adoption of FIN 47	—	—	1,122
Depreciation	6,350	5,846	6,413
Amortization	1,215	1,344	1,118
Accretion of asset retirement obligations	240	179	—
(Gain)/loss on disposal of equipment and settlement of asset retirement obligations	217	(217)	1
Stock-based compensation	1,552	1,957	77
Deferred income taxes	40	(26)	46
Changes in operating assets and liabilities:
Accounts receivable	(12,508)	1,056	797
Inventories	10,324	(11,955)	(1,127)
Prepaid expenses and other current assets	129	(593)	574
Demonstration Inventory	—	(486)	191
Other assets	464	(249)	(439)
Accounts payable	(2,240)	2,037	(5,184)
Accrued expenses	(1,617)	1,139	1,570
Deferred license revenue	—	—	(1,041)
Deferred product and services income	7,211	980	726
Advance billings	(2,598)	1,859	439
Income taxes payable	(308)	108	737
Accrued rent	(644)	(420)	(137)
Other liabilities	(468)	28	540

Net cash provided by (used in) operating activities	6,315	(6,381)	4,080

Cash flows from investing activities:
Capital expenditures	(1,112)	(3,317)	(8,596)
Proceeds from sales of fixed assets	—	79
Investments in securities	(60,010)	(42,155)	(95,994)
Proceeds from maturities of investments	84,994	44,612	93,549

Net cash provided by (used in) investing activities	23,872	(781)	(11,041)

Cash flows from financing activities:
Proceeds from notes payable	27,456	62,954	108,929
Repayment of notes payable	(28,636)	(60,269)	(112,541)
Proceeds from issuance of common stock	1,750	2,992	7,511
Repurchase of common stock	—	(10,794)	(9,188)

Net cash provided by (used in) financing activities	570	(5,117)	(5,289)

Net effect of exchange rate changes on cash	(54)	(182)	609

Net increase (decrease) in cash and cash equivalents	30,703	(12,461)	(11,641)

Cash and cash equivalents at beginning of period	23,883	36,344	47,985

Cash and cash equivalents at end of period	$54,586	$23,883	$36,344

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$332	$201	$312
Income taxes paid (tax refund received)	$590	$936	$(154)
Other non-cash changes:
Capital lease of phone system	$562	—	—
Systems transferred from (to) inventory to (from) equipment and demonstration inventory	$1,535	$60	$5,782
Systems transferred from (to) equipment to (from) demonstration inventory	—	—	$952
Increase/(decrease) in net equipment and leasehold improvements due to adoption of FIN 47	—	$(229)	$943
Increase/(decrease) in asset retirement obligations resulting from adoption of FIN 47	$240	$(82)	$2,064
See accompanying notes to consolidated financial statements.

ULTRATECH, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Stockholders’ Equity
			Additional		Accumulated Other		Total
	Common Stock		Paid-in	Treasury	Comprehensive	Accumulated	Stockholders’
In thousands	Shares	Amount	Capital	Stock	Income (Loss)	(Deficit)	Equity
Balance at December 31, 2004	23,854	$24	$213,660	$(6,738)	$(489)	$(13,167)	$193,290
Net issuance of common stock under stock option plans	541	1	7,488	22	—	—	7,511
Repurchase of common stock	(645)	—	—	(9,188)	—	—	(9,188)
Stock-based compensation	—	—	77	—	—	—	77
Components of comprehensive loss:
Change in net unrealized gains (losses) on:
Available-for-sale investments	—	—	—	—	(1,006)	—	(1,006)
Foreign exchange contracts	—	—	—	—	609	—	609
Net loss	—	—	—	—	—	(2,343)	(2,343)

Total comprehensive loss	—	—	—	—	—	—	(2,740)

Balance at December 31, 2005	23,750	25	221,225	(15,904)	(886)	(15,510)	188,950
Net issuance of common stock under stock option plans	211	—	2,964	28	—	—	2,992
Repurchase of common stock	(742)	—	—	(10,794)	—	—	(10,794)
Stock-based compensation	—	—	1,957	—	—	—	1,957
Minimum postretirement medical obligation	—	—	—	—	(200)	—	(200)
Components of comprehensive loss:
Change in net unrealized gains (losses) on:
Available-for-sale investments	—	—	—	—	353	—	353
Foreign exchange contracts	—	—	—	—	(182)	—	(182)
Net loss	—	—	—	—	—	(8,968)	(8,968)

Total comprehensive loss	—	—	—	—	—	—	(8,797)

Balance at December 31, 2006	23,219	25	226,146	(26,670)	(915)	(24,478)	174,108
Net issuance of common stock under stock option plans	152	—	1,714	36	—	—	1,750
Stock-based compensation	—	—	1,552	—	—	—	1,552
Impact of adjustment on adoption of FIN 48	—	—	—	—	—	28	28
Components of comprehensive loss:
Change in net unrealized gains (losses) on:
Available-for-sale investments	—	—	—	—	1,051	—	1,051
Foreign exchange contracts	—	—	—	—	(53)	—	(53)
Minimum postretirement medical obligation	—	—	—	—	8	—	8
Net loss	—	—	—	—	—	(1,044)	(1,044)

Total comprehensive loss	—	—	—	—	—	—	(38)

Balance at December 31, 2007	23,371	$25	$229,412	$(26,634)	$91	$(25,494)	$177,400

See accompanying notes to consolidated financial statements.

ULTRATECH, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. COMPANY AND INDUSTRY INFORMATION
Nature of Operations
     Ultratech, Inc. (referred to as “Ultratech” and “we”) develops, manufactures and markets photolithography and laser thermal processing equipment for manufacturers of semiconductor and nanotechnology components located throughout North America, Europe, Japan, Taiwan and the rest of Asia.
     We supply step-and-repeat photolithography systems based on one-to-one imaging technology. Within the integrated circuit industry, we target the market for advanced packaging applications. Within the nanotechnology industry, our target markets include thin film head magnetic recording devices, optical networking devices, laser diodes and light emitting diodes (“LEDs”). Our laser thermal processing equipment is targeted at advanced annealing applications within the semiconductor industry.
Major Customers
     In 2007, Intel accounted for 20% of our net sales. In 2006, Matsushita and Intel accounted for 12% and 11% of our net sales, respectively. In 2005, Intel Corporation accounted for 13% of our net sales. Intel Corporation accounted for 33% of our accounts receivable at December 31, 2007.
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
Enterprise-Wide Disclosures
     Our products are manufactured in the United States and are sold worldwide. We market our products internationally through domestic and foreign-based sales and service. The following table presents enterprise-wide sales to external customers and long-lived assets by geographic region:

In thousands	2007	2006	2005
Net sales:
United States of America	$38,739	$43,064	$37,506
Japan	23,267	31,482	16,081
Europe	17,962	10,698	21,156
Taiwan	14,753	15,936	20,890
Rest of world	17,588	18,453	26,733

Total	$112,309	$119,633	$122,366

Long-lived assets:
United States of America	$22,351	$27,598	$30,494
Rest of world	728	811	1,080

Total	$23,079	$28,409	$31,574

     The rest of the world is comprised of sales to customers and long-lived assets in countries that are individually insignificant.

     With the exception of Japan, our operations in foreign countries are not currently subject to significant exchange rate fluctuations, principally because sales contracts for our systems are generally denominated in U.S. dollars. In Japan, we sell our products in both U.S. dollars and Japanese yen. However, we attempt to mitigate our currency exposure through the use of currency forward contracts. (See “Derivative Instruments and Hedging” in Note 4)
2. CONCENTRATIONS OF RISKS
     Financial instruments that potentially subject us to concentrations of credit risk consist principally of cash equivalents, short- and long-term investments and trade receivables. These credit risks include the potential inability of an issuer or customer to honor their obligations under the terms of the instrument or the sales agreement. We place our cash equivalents and investments with high credit-quality financial institutions. We invest our excess cash in commercial paper, readily marketable debt instruments and collateralized funds of U.S. and state government entities. We have established guidelines relative to credit ratings, diversification and maturities that seek to maintain safety and liquidity.
     A majority of our trade receivables are derived from sales in various geographic areas, principally the U.S., Europe, Japan, Taiwan and the rest of Asia, to large companies within the integrated circuit and nanotechnology industries. We perform ongoing credit evaluations of our customers’ financial condition and require collateral, whenever deemed necessary. As of December 31, 2007 and 2006, the recorded value of our accounts receivable approximated fair value due to the short-term nature of our accounts receivable.
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
     The U.S. dollar is the functional currency for all foreign operations. Foreign exchange gains and losses which result from the process of remeasuring foreign currency financial statements into U.S. dollars or from foreign currency exchange transactions during the period, are included in interest and other income, net. In 2007 net foreign exchange gains were $0.3 million; in 2006 and 2005 these amounts were immaterial.
Use of Estimates
     The preparation of the financial statements and related disclosures in conformity with accounting principles generally accepted in the United States requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities at the date of the consolidated financial statements. By their nature, these estimates and judgments are subject to an inherent degree of uncertainty. On an ongoing basis, management evaluates its estimates, including those related to inventories and purchase order commitments, warranty obligations, asset retirement obligations, bad debts, estimated useful lives of fixed assets, asset impairment, income taxes, restructuring and contingencies and litigation. Management bases its estimates on historical experience and on various other analyses and assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.
4. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Cash Equivalents
     Cash equivalents consist of highly liquid investments with an original maturity date at acquisition of three months or less. The carrying value of cash equivalents approximates fair value.

Investments
     Management determines the appropriate classification of its investments at the time of purchase and re-evaluates the classification at each balance sheet date. At December 31, 2007 and 2006, all investments and cash equivalents in our portfolio were classified as “available for sale” and are stated at fair value, with the unrealized gains and losses, net of tax, reported in accumulated other comprehensive income (loss), as a separate component of stockholders’ equity. The fair value of short term investments are estimated based on quoted market prices as of December 31, 2007 and 2006.
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
Inventories
     Inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out method. The semiconductor industry is characterized by rapid technological change, changes in customer requirements and evolving industry standards. We perform a detailed assessment of inventory at each balance sheet date, which includes a review of, among other factors, demand requirements and market conditions. Based on this analysis, we record adjustments, when appropriate, to reflect inventory at lower of cost or market.
Long-lived Assets
     Equipment and leasehold improvements are stated at cost, less accumulated depreciation and amortization. Equipment is depreciated on a straight-line basis over the estimated useful lives (i.e. three to 10 years). Leasehold improvements are amortized on a straight-line basis over the life of the related assets or the lease term, whichever is shorter. Depreciation and amortization expense for the year ended 2007 was $7.6 million.
     Demonstration inventory is stated at cost, less accumulated amortization. Demonstration inventory is amortized to its estimated net realizable value as a used system over its estimated useful life as a demonstration system, generally three years.
     We review long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of these assets may not be recoverable. We assess these assets for impairment based on estimated future cash flows from these assets. No asset impairment charges have been recorded during the three years ended December 31, 2007.
Related-Party Transactions
     In April 2006, we appointed a new member to our Board of Directors who was also an officer of one of our customers until September 2007. During 2007 and 2006, sales to that customer totaled $5.9 million and $7.8 million, respectively. We had $0.3 million and $0.4 million of accounts receivable from that customer at December 31, 2007 and 2006, respectively.
     During 2007, we made loans to several of our employees totaling $0.9 million in the form of full-recourse promissory notes. The notes accrued interest at a weighted average annual rate of 4.53%. The notes have a term ranging from two to five years. Certain of the notes are secured by a deed of trust for the employees’ personal residence. As of December 31, 2007, the entire principal balances were outstanding.

Derivative Instruments and Hedging
     The majority of our revenue, expense and capital purchasing activities are transacted in U.S. dollars. However, we do enter into these transactions in other currencies, primarily Japanese yen. Our policy is to minimize foreign currency denominated transaction and remeasurement exposures with derivative instruments, mainly forward contracts. The gains and losses on these derivatives are intended to at least partially offset the transaction and remeasurement gains and losses recognized in earnings. We do not enter into foreign exchange forward contracts for speculative purposes. Under Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS No. 133”) all derivatives are recorded on the balance sheet at fair value. The gains and losses resulting from changes in fair value are accounted for depending on the use of the derivative and whether it is designated and qualifies for hedge accounting.
     Our derivative financial instruments are subject to both credit and market risk. Credit risk is the risk of loss due to failure of a counterparty to perform its obligations in accordance with contractual terms. Market risk is the potential change in an investment’s value caused by fluctuations in interest and currency exchange rates, credit spreads or other variables. We monitor the credit-worthiness of the financial institutions that are counterparties to our derivative financial instruments and do not consider the risks of counterparty nonperformance to be material. Credit and market risks, as a result of an offset by the underlying cash flow being hedged, related to derivative instruments were not considered material at December 31, 2007 and 2006.
          Cash Flow Hedging
     We designate and document as cash flow hedges foreign exchange forward contracts that are used by us to hedge the risk that forecasted revenue may be adversely affected by changes in foreign currency exchange rates. The effective portion of the contracts’ gains or losses is included in accumulated other comprehensive income (loss) (“OCI”) until the period in which the forecasted sale or purchase being hedged is recognized , at which time the amount in OCI is reclassified to earnings as a component of revenue. To the extent that any of these contracts are not considered to be effective in offsetting the change in the value of the forecasted sales being hedged, the ineffective portion of these contracts is immediately recognized in income as a component of interest and other income, net. For the year ended December 31, 2007 the impact of the hedge ineffectiveness on interest and other income was immaterial. We calculate hedge effectiveness at a minimum each fiscal quarter. We measure hedge effectiveness by comparing the cumulative change in the spot rate of the derivative with the cumulative change in the spot rate of the anticipated sales transactions. The maturity of these instruments is generally nine months or less. We record any excluded components of the hedge in interest and other income, net. As of December 31, 2007 the excluded components recorded in earnings were immaterial.
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
     At December 31, 2007 and 2006, we had currency forward contracts for the sale of Japanese yen of $5.8 million and $8.3 million, respectively. We had recorded $0.1 million of accumulated gains as a component of other comprehensive income (loss) at each of December 31, 2007 and 2006. These amounts are expected to be reclassified into earnings within the next twelve months. The fair value of derivatives classified as cash-flow hedges at December 31, 2007 and 2006 was an asset of $0.1 million and $0.3 million, respectively.
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

     At December 31, 2007 and 2006, we had currency forward contracts for the sale of Japanese yen of $0.5 million and $6.6 million, respectively. The fair value of derivatives classified as balance sheet hedges at December 31, 2007 and 2006 was an asset of $50,000 and $0.3 million, respectively.
Revenue Recognition
     We recognize revenue when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the seller’s price is fixed or determinable, and collectibility is reasonably assured. We derive revenue from four sources—system sales, spare parts sales, service contracts and license fees.
     Provided all other criteria are met, we recognize revenues on system sales when we have received customer acceptance of the system. In the event that terms of the sale provide for a lapsing customer acceptance period, we recognize revenue upon the expiration of the lapsing acceptance period or customer acceptance, whichever occurs first. In these instances, which are infrequent, revenue is recorded only if the product has met product specifications prior to shipment and management deems that no significant uncertainties as to product performance exist.
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
     We generally recognize revenue from spare parts sales upon shipment, as our products are generally sold on terms that transfer title and risk of ownership when it leaves our site. We sell service contracts for which revenue is deferred and recognized ratably over the contract period (for time-based service contracts) or as service hours are delivered (for contracts based on a purchased quantity of hours).
     We recognize license revenue from transactions in which our systems are re-sold by our customers to third parties. In addition, we recognize revenue from licensing and technology support agreements ratably over the contract period, or the estimated useful life of the licensed technologies, whichever is shorter.
     Costs related to deferred product revenues are capitalized (deferred) and recognized at the time of revenue recognition. Deferred product revenue and costs are netted on our balance sheet, under the caption “deferred product and services income.”
     Costs incurred for shipping and handling are included in cost of sales.
Warranty Accrual
     We generally warrant our products for material and labor to repair the product for a period of 12 months for new products, or three months for refurbished products, from the date of customer acceptance. Accordingly, an accrual for the estimated cost of the warranty is recorded at the time the product is shipped and the related charge is recorded in the statement of operations at the time revenue is recognized.
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
Taxes Collected from Customers
     We collect taxes from our customers for sales transactions as assessed by respective governmental authorities. On our consolidated statements of operations these taxes are presented on a net basis and are excluded from revenues and expenses.
Reclassifications
     Certain reclassifications have been made to prior year balances to conform to current year’s presentation.
Impact of Recently Issued Accounting Standards
     In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements (SFAS No. 157). SFAS No. 157 replaces the different definitions of fair value in the accounting literature with a single definition. It defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. SFAS No. 157 is effective for fair-value measurements already required or permitted by other standards for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years, with earlier adoption encouraged. The FASB has deferred the implementation of SFAS 157 by one year for certain non-financial assets and liabilities such as this will be effective for the fiscal years beginning after November 15, 2008. We are currently in the process of determining the impact, if any, of adopting the provisions of SFAS No. 157 on our results of operations or financial position.
     In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115 (“SFAS No. 159”). SFAS No. 159 provides companies with an option to report selected financial assets and liabilities at fair value. The objective of SFAS No. 159 is to reduce both the complexity in accounting for financial instruments and the volatility in earnings caused by measuring related assets and liabilities differently. SFAS No. 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007, with earlier adoption permitted. We are currently in the process of determining the impact of adopting the provisions of SFAS No. 159 on our results of operations or statement of financial position.
5. STOCK-BASED COMPENSATION
     Prior to January 1, 2006, we accounted for our stock plans under the provisions of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB No. 25”) and FIN No. 44, Accounting for Certain Transactions Involving Stock Compensation—an Interpretation of APB Opinion No. 25 as permitted by SFAS No. 123, Accounting for Stock-Based Compensation. No stock-based employee compensation was recognized in the Consolidated Statement of Operations under SFAS No. 123 as all options granted under our stock plans had an exercise price equal to the market value of the underlying common stock on the date of grant. We adopted SFAS No. 123 (revised 2004), Share-Based Payment (“SFAS No. 123R”), effective January 1, 2006 using the modified prospective transition method. Under this transition method, stock-based compensation expense recognized during the twelve months ended December 31, 2006 includes: (a) stock options granted prior to, but not yet vested, as of January 1, 2006 based on the grant-date fair value estimated in accordance with the original provisions of SFAS No.123, and (b) stock options and restricted stock units granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123R. Under the modified prospective transition method, results for prior periods have not been restated. In November 2005, the FASB issued FASB Staff Position (“FSP”) No. FAS 123(R)-3, “Transition Election Related to Accounting for Tax Effects of Share-Based Payment Awards” (“FSP 123R-3”). We elected to adopt the alternative transition method provided in the FSP 123R-3 for calculating the tax effects of stock-based compensation pursuant to SFAS No. 123R. The alternative transition method includes simplified methods to establish the beginning balance of the additional paid-in capital pool (“APIC pool”) related to the tax effects of employee stock-based compensation, and to determine the subsequent impact on the APIC pool and Consolidated Statements of Cash Flows of the tax effects of employee stock-based compensation awards that are outstanding upon adoption of SFAS No. 123R.
     The following table shows total stock based compensation expense included in the accompanying Consolidated Statement of Operations for the years ended December 31, 2007 and 2006. There was no tax effect:

	Years Ended December 31,
In thousands	2007	2006
Cost of Sales	$97	$140
Research, development, and engineering	378	264
Selling, general and administrative expenses	1,077	1,553

Total stock-based compensation expense	1,552	1,957
Tax benefit related to stock-based compensation expense	—	—

Net effect on net loss	$1,552	$1,957

Effect on net loss per basic and diluted share	$0.07	$0.08

     Compensation cost capitalized as part of inventory was immaterial during each of the years ended December 31, 2007 and 2006.
     The estimated fair value of our stock-based awards, less expected forfeitures, is amortized over the awards’ vesting period using a single grant approach on a ratable basis for awards granted after the adoption of SFAS No. 123R and using a multiple grant approach on an accelerated basis for awards granted prior to the adoption of SFAS No. 123R.
     The fair value of each option award is estimated on the date of grant using the Black-Scholes valuation model and the assumptions noted in the following table. The expected life of options is based on observed historical exercise patterns. Groups of employees that have similar historical exercise patterns have been considered separately for valuation purposes. For the year ended December 31, 2007 and 2006, the expected volatility of stock options is based on a combination of historical and market-based implied volatility of our traded options. Expected volatilities for the year ended December 31, 2005 was based solely on the historical volatility of our stock price. The risk free interest rate is based on the implied yield on a U.S. Treasury zero-coupon issue with a remaining term equal to the expected term of the option. The dividend yield reflects that we have not paid any cash dividends since inception and does not intend to pay any cash dividends in the foreseeable future.
     We used the following weighted-average assumptions to estimate the fair value of stock options at the date of grant using the Black-Scholes option-pricing model.

	2007	2006	2005
Expected life (in years)	5.0	4.8	4.1
Risk-free interest rate	4.11%	4.93%	3.90%
Volatility factor	0.47	0.55	0.51
Dividend yield	0%	0%	0%
     The weighted-average fair value per share of stock options granted during 2007, 2006 and 2005 was $5.48, $7.85 and $7.13, respectively.

     The following table illustrates the effect on net loss and net loss per share if we had accounted for its stock plans under the fair value method of accounting under SFAS No. 123:

Year Ended
December 31,
In thousands, except per share amounts	2005
Net loss as reported	$(2,343)
Deduct: SFAS No. 123 compensation expense, net of tax	(10,045)

Pro forma net loss	$(12,388)

Net loss per share—basic and diluted, as reported	$(0.10)
Pro forma net loss per share—basic and diluted	$(0.52)
1993 Stock Option Plan/Stock Issuance Plan
     Under our 1993 Stock Option Plan/Stock Issuance Plan, as amended and restated as of January 30, 2006, officers and other key employees, non-employee Board members and consultants may receive equity incentive awards in the form of stock options to purchase shares of common stock at no less than 100% of fair value at the grant date or restricted stock or restricted stock units. Options historically have vested in equal monthly installments over a fifty-month period, with a minimum vesting period of twelve months from the grant date, and generally expire ten years from the date of grant or upon the expiration of a limited period following any earlier termination of employment. In 2005, certain options were granted with no vesting requirements, and others were granted with non-standard vesting periods that provided full vesting as of December 31, 2005 for grants made in that calendar year. Some of these option grants imposed sale and transfer restrictions on the shares purchasable under those grants. Those restrictions would terminate either on designated dates or the attainment of specified performance targets.
     The plan was amended in January 2006 to allow the issuance of shares pursuant to restricted stock unit awards, and during fiscal years 2007 and 2006, restricted stock unit awards were made which generally vest in equal annual installments over a three-year period measured from the award date but which defer the issuance of the vested shares until the end of the vesting period, subject to earlier issuance upon termination of employment under certain circumstances or a change in control. Awards under the plan may be subject to accelerated vesting under certain circumstances should a change in control occur. The plan terminates on the earlier of February 28, 2011 or the date on which all shares available for issuance under the plan have been issued. The plan contained an automatic share increase feature pursuant to which the share reserve automatically increased on the first trading day in January of each calendar year, through 2006, by an amount equal to 4% of the total number of shares of common stock outstanding on the last trading day in December of the immediately preceding calendar year, but in no event would such annual increase exceed 1.7 million shares, subject to adjustment in the event of certain changes to our capital structure. Under the plan, approximately 1.7 million, 1.0 million and 0.1 million options and awards were available for issuance at December 31, 2007, 2006 and 2005, respectively.
1998 Supplemental Stock Option/Stock Issuance Plan
     Under our 1998 Supplemental Stock Option/Stock Issuance Plan, as amended, eligible employees (i.e. other than executive officers and employees holding the title of Vice President or General Manager) may receive options to purchase shares of Common Stock at not less than 100% of fair value on the grant date. These options generally vest in equal monthly installments over a fifty-month period, with a minimum vesting period of twelve months from grant date, and generally expire ten years from date of grant, subject to earlier termination following the optionee’s cessation of employee status. Direct stock issuances may also be made under the plan, subject to similar vesting provisions.
     The plan was amended in January 2008 to allow the issuance of shares pursuant to restricted stock unit awards, which generally vest in equal annual installments over a three-year period measured from the award date but which defer the issuance of the vested shares until the end of the vesting period, subject to earlier issuance upon termination of employment under certain circumstances or a change in control. Awards under the plan may be subject to accelerated vesting under certain circumstances should a change in control occur. The plan will terminate on the earlier of October 19, 2008, or the date on which all shares available for issuance under the plan have been issued. Under the plan, approximately 29,000, 73,000 and 43,000 options were available for issuance at December 31, 2007, 2006 and 2005, respectively.

Stock Option Activity
     A summary of our stock option activity as of December 31, 2007, and related information follows:

				Aggregate
		Weighted-	Weighted Average	Intrinsic Value
		Average	Remaining	as of December 31,
	Options	Exercise Price	Contractual Term	2007
Outstanding at January 1, 2007	6,107,636	$17.68
Granted	398,000	$11.90
Exercised	(140,456)	$12.51
Forfeited and expired	(988,403)	$17.82

Outstanding at December 31, 2007	5,376,777	$17.36	4.82	$33,940

Exercisable at December 31, 2007	4,967,577	$17.77	4.42	$33,940

     The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between our closing stock price on the last trading day of fiscal 2007 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on December 31, 2007. Total intrinsic value of options exercised in fiscal 2007 was $0.3 million compared to $1.3 million in 2006. Cash received from option exercises in fiscal 2007 was $1.8 million.
     A summary of our option activity for the prior years follows:

	2006		2005
		Weighted-		Weighted-
		Average		Average
	Options	Exercise Price	Options	Exercise Price
Outstanding at January 1	6,443,948	$17.71	6,128,142	$18.22
Granted	153,000	$15.13	1,388,500	$16.17
Exercised	(206,478)	$14.37	(539,286)	$13.86
Forfeited and expired	(282,834)	$19.40	(533,408)	$23.41

Outstanding at December 31	6,107,636	$17.68	6,443,948	$17.71

     At December 31, 2007, options outstanding were as follows:

	Options Outstanding			Options Exercisable
		Weighted-
		Average
		Remaining	Weighted-		Weighted-
		Contractual Life	Average		Average
Range of Exercise Prices	Options	(Years)	Exercise Price	Options	Exercise Price
$ 8.41 - $11.88	915,488	6.21	$11.58	600,488	$11.44
$11.96 - $13.96	1,081,630	4.22	$13.70	1,024,750	$13.77
$14.11 - $15.00	924,898	4.18	$14.59	901,078	$14.58
$15.25 - $19.75	898,241	5.02	$17.37	898,241	$17.37
$19.85 - $23.82	929,917	4.38	$22.10	916,417	$22.12
$24.38 - $31.38	626,603	5.12	$29.18	626,603	$29.18

$8.41 - $31.38	5,376,777	4.82	$17.36	4,967,577	$17.77

     As of December 31, 2007, $2.6 million of total unrecognized compensation cost related to stock options is expected to be recognized over a weighted-average period of 3.8 years.

Restricted Stock Unit Activity
     A summary of our restricted stock unit activity as of December 31, 2007 and 2006, and related information follows:

	2007		2006
		Weighted-Average		Weighted-Average
		Grant Date		Grant Date
	Shares	Fair Value	Shares	Fair Value
Nonvested stock at January 1	93,681	$19.20	—	$—
Granted	55,000	$12.29	167,500	$19.20
Vested	(46,404)	$18.68	(53,694)	$19.20
Forfeited	(15,089)	$16.80	(20,125)	$19.20

Nonvested stock at December 31	87,188	$15.53	93,681	$19.20

     A total of 84,978 shares of restricted stock units was vested but not yet released as of December 31, 2007. Stock-based compensation expense related to our restricted stock units for the year ended December 31, 2007 was $0.9 million. As of December 31, 2007, $1.4 million of total unrecognized compensation cost related to nonvested stock is expected to be recognized over a weighted-average period of 1.2 years. Total fair value of shares vested in fiscal 2007 was $0.9 million compared to $1.0 million in 2006.
Treasury Stock
     On September 19, 2005, our Board of Directors authorized the repurchase of up to $30.0 million of its common stock in the open market at the then prevailing market prices during the period commencing September 19, 2005 through September 30, 2007. We repurchased approximately 1.4 million and 0.7 million shares of our common stock for a total of $20.0 million and $9.2 million as of December 31, 2006 and 2005, respectively. The stock repurchase program ended on September 30, 2007 and we did not repurchase any common stock during 2007.
6. BASIC AND DILUTED NET INCOME (LOSS) PER SHARE
     The following sets forth the computation of basic and diluted net income (loss) per share:

	Years Ended December 31,
In thousands, except per share amounts	2007	2006	2005
Numerator:
Loss before cumulative effect of change in accounting principle	$(1,044)	$(8,968)	$(1,221)
Cumulative effect of the adoption of FIN 47	—	—	(1,122)

Net loss	$(1,044)	$(8,968)	$(2,343)

Denominator:
Basic weighted-average shares outstanding	23,354	23,764	23,964
Effect of dilutive employee stock options and restricted stock units	—	—	—

Diluted weighted-average shares outstanding	23,354	23,764	23,964

Net loss per share—basic and diluted:
Loss before cumulative effect of change in accounting principle	$(0.04)	$(0.38)	$(0.05)

Cumulative effect of the adoption of FIN 47	—	—	$(0.05)

Net loss	$(0.04)	$(0.38)	$(0.10)

     For the year ended December 31, 2007, options to purchase 5.5 million shares of common stock were excluded from the computation of diluted net loss per share as the effect would have been anti-dilutive, compared to 6.1 million and 6.4 million for the years ended December 31, 2006 and 2005, respectively. In addition, for each of the years ended December 31, 2007 and 2006, restricted stock units for 0.1 million shares of common stock were excluded from the computation as well. Options and restricted stock units are anti-dilutive when we have a net loss or when the exercise price of the stock option and the average unrecognized compensation cost of the stock option or restricted stock unit is greater than the average market price of our Common Stock.
7. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
     Comprehensive income (loss), as presented on the Consolidated Statements of Stockholder’s Equity, includes net income (loss) and other comprehensive income (loss). Accumulated other comprehensive income (loss) is comprised of the following items, net of tax of $58,000 for 2007 and $0 for 2006:

In thousands	December 31, 2007	December 31, 2006
Unrealized gains (losses) on:
Available-for-sale investments	$204	$(847)
Foreign exchange contracts	79	132
Unrealized component of postretirement medical obligations	(192)	(200)

Accumulated other comprehensive income (loss) at end of year	$91	$(915)

     The amount of gain (loss) on foreign exchange contracts reclassified to earnings was $(20,000), ($34,000) and ($247,000) in 2007, 2006 and 2005, respectively. The amount of loss on available-for-sale investments reclassified to earnings was immaterial in each year of the three-year period ended December 31, 2007.
     As discussed in Note 4, we adopted SFAS No. 158 as of December 31, 2006. SFAS No. 158 requires that we recognize on a prospective basis the funded status of our defined benefit pension and other postretirement benefit plans on the consolidated balance sheet and recognize as a component of accumulated other comprehensive income (loss), net of tax, the gains or losses and prior service costs or credits that arise during the period but are not recognized as components of net periodic benefit cost. Additional minimum postretirement benefit liabilities of $200,000 were recorded at December 31, 2006 upon adoption of the new standard. This $200,000 is the net sum of unrecognized prior service cost of $210,000 and an unrecognized net gain of $10,000. Our postretirement benefits are further described in Note 12.
8. INVESTMENTS
     We classified all of our investments as “available for sale” as of December 31, 2007 and 2006. Accordingly, we state our investments at estimated fair value. Fair values are determined based on quoted market prices or pricing models using current market rates. We deem all investments to be available to meet current working capital requirements.
     The following is a summary of our investments:

	December 31, 2007				December 31, 2006
		Accumulated				Accumulated
		Other				Other
Cash equivalents and Available-	Amortized	Comprehensive		Estimated	Amortized	Comprehensive		Estimated
for-sale Investments, in thousands	Cost	Gains	Losses	Fair Value	Cost	Gains	Losses	Fair Value
U.S. Treasury securities and obligations of U.S. government agencies	$87,424	$264	$25	$87,663	$82,804	$1	$679	$82,126
U.S. corporate debt securities	8,690	23	—	8,713	20,599	—	172	20,427
Money market funds and commercial papers	30,335	—	—	30,335	20,008	3	—	20,011

	$126,449	$287	$25	$126,711	$123,411	$4	$851	$122,564

     The following is a reconciliation of our investments to the balance sheet classifications at December 31:

In thousands	2007	2006
Cash equivalents	$49,299	$20,029
Short-term investments	77,412	54,207
Long-term investments	—	48,328

Investments, at estimated fair value	$126,711	$122,564

     Gross realized gains and losses on sales of investments were immaterial in each of the three-years ended December 31, 2007.
     The gross amortized cost and estimated fair value of our investments at December 31, 2007, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because the issuers of the securities may have the right to prepay obligations without prepayment penalties.

	Gross
	Amortized	Fair
In thousands	Cost	Value
Due in one year or less	$89,990	$89,976
Due after one year through five years	36,459	36,735

	$126,449	$126,711

     The following table provides the breakdown of the cash equivalents and investments with unrealized losses at December 31, 2007:

	In Loss Position for		In Loss Position for
	Less Than 12 Months		More Than 12 Months		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Investments, in thousands	Value	Losses	Value	Losses	Value	Losses
U.S. Treasury securities and obligations of U.S. government agencies	$21,996	$5	$10,480	$20	$32,476	$25
U.S. corporate debt securities	—	—	—	—	—	—
Money market funds and commercial papers	3,588	—	—	—	3,588	—

	$25,584	$5	$10,480	$20	$36,064	$25

     The following table provides the breakdown of the cash equivalents and investments with unrealized losses at December 31, 2006:

	In Loss Position for		In Loss Position for
	Less Than 12 Months		More Than 12 Months		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Short-term investments, in thousands	Value	Losses	Value	Losses	Value	Losses
U.S. Treasury securities and obligations of U.S. government agencies	$20,884	$32	$51,089	$647	$71,973	$679
U.S. corporate debt securities	—	—	12,374	172	12,374	172
Money market funds and commercial papers	—	—	—	—	—	—

	$20,884	$32	$63,464	$819	$84,347	$851

     We review our investment portfolio regularly to identify and evaluate investments that have indications of possible impairment. Factors considered in determining whether a loss is temporary include credit quality and our ability and intent to hold the investment for a period of time sufficient to allow for any anticipated recovery in market value. If the credit quality of the investment does not meet the credit quality requirements of our investment policy, we will also consider additional factors such as the length of time and extent to which fair value has been less than the cost basis and the financial condition and near-term prospects of the investee. We have determined that the gross unrealized losses on our cash equivalents and short-term investments at December 31, 2007 are temporary in nature because each investment meets the credit quality requirements of our investment policy and because we have the ability and intent to hold these investments until they recover their unrealized losses, or until maturity.

9. BALANCE SHEET DETAIL

In thousands	December 31, 2007	December 31, 2006
Inventories:
Raw materials	$18,016	$18,067
Work-in-process	6,938	9,952
Finished products	4,174	12,969

Total	$29,128	$40,988

Equipment and leasehold improvements, net:
Machinery and equipment	$41,722	$41,011
Leasehold Improvements	8,180	8,106
Office equipment and furniture(a)	14,371	14,382

	64,273	63,499
Accumulated depreciation and amortization	(47,447)	(43,173)

Total	$16,826	$20,326

Accrued expenses:
Salaries and benefits	$3,545	$3,632
Warranty accrual	2,112	2,264
Accrued taxes-other	863	2,076
Reserve for losses on purchase order commitments	508	623
Capital lease, current portion	99	—
Other	1,764	1,814

Total	$8,891	$10,409

Other Liabilities:
Deferred compensation	$1,287	$2,160
Asset retirement obligations	2,222	1,982
Postretirement medical obligation	773	701
Capital lease	463	—
Deferred income tax credit	363	—
Other	333	—

	$5,441	$4,843

(a)	As of December 31, 2007, office equipment and furniture included $0.6 million of cost capitalized under a capital lease with accumulated depreciation of $56,000. During 2006, we did not have any equipment and leasehold improvements under capital lease.
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

     Changes in our product liability are as follows:

In thousands	December 31, 2007	December 31, 2006
Balance, beginning of year	$2,264	$2,397
Warranties issued during year	3,171	3,416
Settlements during year	(2,916)	(5,028)
Changes in liability for pre-existing warranties during year, including expirations	(407)	1,479

Balance, end of year	$2,112	$2,264

Deferred Service Income
     We sell service contracts for which revenue is deferred and recognized ratably over the contract period (for time based service contracts) or as service hours are delivered (for contracts based on a purchased quantity of hours). Changes in our deferred service revenue are as follows:

In thousands	December 31, 2007	December 31, 2006
Balance, beginning of year	$2,444	$1,970
Service contracts sold during year	3,621	10,673
Service contract revenue recognized during year	(3,978)	(10,199)

Balance, end of year	$2,087	$2,444

10. NOTES PAYABLE
     In December 2004, we entered into a line of credit agreement with a brokerage firm. Under the terms of this agreement, we may borrow funds at a cost equal to the current Federal funds rate plus 125 basis points (5.50% as of December 31, 2007). Certain of our cash, cash equivalents and short-term investments secure borrowings outstanding under this facility, but we are not restricted in the use of those assets. Funds are advanced to us under this facility based on pre-determined advance rates on the cash and securities held by us in this brokerage account. This agreement has no set expiration date and there are no loan covenants, other than the aforementioned collateral requirement which does not legally restrict the cash and securities. As of December 31, 2007, $5.8 million was outstanding under this facility, with a related collateral requirement of approximately $7.7 million of our cash, cash equivalents and short-term investments. As of December 31, 2006, $7.0 million was outstanding under a similar facility, with a related collateral requirement of approximately $9.3 million of our cash, cash equivalents and short-term investments.
11. EXIT ACTIVITIES
     Changes in our accrued severance and benefits charges in connection with exit activities are as follows:

	Balance at			Balance at			Balance at
	January 1,			December 31,			December 31,
In thousands	2006	Expenses	Payments	2006	Expenses	Payments	2007
Severance and benefits (2006)	$—	$1,612	$(694)	$918	$—	$(872)	$46
Facilities (2006)	—	294	(294)	—	—	—	—
Severance and benefits (2007)	—	—	—	—	1,588	(1,206)	382

Total	$—	$1,906	$(988)	$918	$1,588	$(2,078)	$428

     During the year ended December 31, 2007, in our continuing effort to reduce company-wide expenses since the fourth quarter of 2006, we eliminated an additional 39 full-time positions, 64% in the United States and 36% internationally. Pursuant to the provisions of FASB Statement No. 146, Accounting for Costs Associated with Exit or Disposal Activities, we recorded severance and benefits charges totaling $1.6 million during the year ended December 31, 2007. Of this $1.6 million, $1.0 million was recorded as selling, general and administrative expenses, $0.5 million as cost of sales, and the remaining $0.1 million as research, development, and engineering expenses. As of December 31, 2007, the remaining balance of $0.4 million, which related to severance and benefit payments for exit activities incurred since 2006, will be fully paid by the second quarter of 2008.
     In the fourth quarter of 2006, in order to reduce company-wide expenses, we eliminated approximately 29 full-time positions, 69% in the United States and 31% internationally, and entered into a lease buyout agreement for our operating lease in the United Kingdom. In the fourth quarter of 2006, we recorded the charges of approximately $1.9 million related this plan, consisting of $1.6 million of severance and benefits charges and $0.3 million of facility lease termination costs. The $1.9 million of charges in the fourth quarter of 2006 was recorded to Cost of sales, Research, development, and engineering, and Selling, general and administrative expenses in the amounts of $0.5 million, $0.1 million, and $1.3 million, respectively. We paid exit costs of $1.0 million during 2006. At December 31, 2006, there was a remaining accrual balance of $0.9 million related to severance and benefit payments to be paid.
12. EMPLOYEE BENEFIT PLANS
Employee Savings and Retirement Plans
     We sponsor a 401(k) employee salary deferral plan that allows voluntary contributions by all full-time employees of from 1% to 20% of their pretax earnings. During the three years ended December 31, 2007, our contributions made to this plan were $0.3 million, $0.5 million and $0.4 million, respectively. Our contributions, limited to a maximum of $2,000 per year per employee, generally become 20 percent vested at the end of an employee’s first year of service from the date of hire, and vest 20 percent per year of service thereafter until they become fully vested at the end of five years of service. We also sponsor an executive non-qualified deferred compensation plan (the Plan) that allows qualifying executives to defer current cash compensation. At December 31, 2007, Plan assets, representing the cash surrender value of life insurance policies held by us, and liabilities were approximately $1.2 million and $1.3 million, respectively, and are included in our consolidated balance sheets under the captions “other assets” and “other liabilities.” In conjunction with this Plan, we recognized $0.1 million of expense for each of the three years ended December 31, 2007, 2006 and 2005, respectively.
Postretirement Benefits
     We have committed to providing lifetime postretirement medical and dental benefits to the Chief Executive Officer and Chief Financial Officer and their spouses, commencing after retirement. These medical and dental benefits are similar to the benefits provided to all full-time employees while employed by us, except that we are paying the entire cost of these benefits. The Chief Financial Officer and his spouse were included in the plan for the first time in 2006.
     On December 31, 2006, we adopted the recognition and disclosure provisions of SFAS No. 158, which required us to recognize the funded status (i.e., the difference between the fair value of plan assets and the projected benefit obligations) of our postretirement benefits plans in the December 31, 2006 statement of financial position, with a corresponding adjustment to accumulated other comprehensive income, net of tax. The adjustment to accumulated other comprehensive income at adoption represents the net unrecognized actuarial losses and unrecognized prior service costs, all of which were previously netted against the plans’ funded statuses in our statement of financial position pursuant to the provisions of SFAS No. 87. These amounts will be subsequently recognized as net periodic benefit cost pursuant to our historical accounting policy for amortizing such amounts. Further, actuarial gains and losses that arise in subsequent periods and are not recognized as net periodic benefit cost in the same periods will be recognized as a component of other comprehensive income. Those amounts will be subsequently recognized as a component of net periodic benefit cost on the same basis as the amounts recognized in accumulated other comprehensive income at adoption of FASB Statement No. 158.
     During the first quarter of 2007, we amended and restated the employment agreement with our Chief Financial Officer to provide him and his spouse retirement health benefits in the event of a change of control or sale of the Company or in the event that he retires when he is at least 62 years old and has served as an executive officer for 10 consecutive years.

     The following table sets forth the amounts of unrecognized prior service cost and unrecognized actuarial gain included in accumulated other comprehensive income (loss):

In thousands	December 31, 2007	December 31, 2006
Prior service cost	$202	$210
Net actuarial gain	(10)	(10)

Amount recognized in other comprehensive income	$192	$200

     The prior service cost and actuarial loss included in accumulated other comprehensive income (loss) and expected to be recognized in net periodic benefit cost during the fiscal year ended December 31, 2008 is $37,000 and $0, respectively.
     The reconciliation of the beginning and ending balance of the accumulated postretirement benefit obligation and the fair value of plan assets for the year ended December 31, 2007 and 2006 is as follows:

In thousands	December 31, 2007	December 31, 2006
Benefit obligation at beginning of year.	$701	$475
Interest cost	43	39
Additions	29	240
Actuarial gain	—	(53)

Benefit obligation at end of year	773	701
Fair value of plan assets at end of year	—	—

Funded status at end of year	$(773)	$(701)

     Amounts recognized in the statement of financial position consist of:

In thousands	December 31, 2007	December 31, 2006
Noncurrent assets	$—	$—
Current liabilities	—	—
Noncurrent liabilities	(773)	(701)

	$(773)	$(701)

     Weighted-average discount rates as of December 31, 2007 and 2006 were 5.80% for the Chief Executive Officer’s plan and 5.90% for the Chief Financial Officer’s plan. The weighted-average discount rate as of December 31, 2005 for the Chief Executive Officer’s plan was 5.50%.
     For measurement purposes, a 13% annual rate of increase in the per capita cost of covered health care benefits was assumed for 2007, and 12% for 2008. The rate was assumed to decrease gradually to 6% for 2014 and remain at that level thereafter.
     Components of net periodic benefit cost and other amounts recognized from other comprehensive income (loss) are as follows:

In thousands	December 31, 2007	December 31, 2006
Interest cost	$43	$40
Amortization of prior service cost	37	30
Amortization of net gain	—	(43)

Net periodic benefit cost	$80	$27

     Other changes in plan assets and benefit obligations recognized from other comprehensive income are as follows:

In thousands	December 31, 2007	December 31, 2006
Net actuarial gain	$—	$(10)
Prior service cost	29	240
Amortization of prior service cost	(37)	(30)

Total recognized from other comprehensive income (loss)	$(8)	$200

Total recognized in net periodic benefit cost and from other comprehensive income	$72	$227
     The expected benefit payments in the next 10 years are as follows:

In thousands
2008	$20
2009	22
2010	24
2011	41
2012	44
2013-2017	256

$407

     Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plan. A one-percentage-point change in assumed health care cost trend rates would have the following effects:

	At December 31, 2007
	1-Percentage-	1-Percentage-
In thousands	Point Increase	Point Decrease
Effect on total of service and interest cost components	$7	$(6)
Effect on postretirement benefit obligation	105	(87)
13.INCOME TAXES
     The domestic and foreign components of loss before income taxes and cumulative adjustments are as follows:

	Years Ended December 31,
In thousands	2007	2006		2005
Domestic	$(1,288)		$(10,941)	$(480)
Foreign	530		2,927	(42)

Loss before income taxes	$(758)	$	(8,014)	$(522)

     The components of the provision for income taxes were as follows:

	Years Ended December 31,
In thousands	2007	2006	2005
Federal:
Current	$—	$—	$—
Deferred	(52)	—	—

	(52)	—	—
State:
Current	—	3	51
Deferred	(6)	—	—

	(6)	3	51
Foreign:
Current	246	979	691
Deferred	98	(28)	(43)

	344	951	648

Total income tax provision	$286	$954	$699

     The difference between the provision for income taxes and the amount computed by applying the U.S. federal statutory rate (35 percent) to loss before income taxes is explained below:

	Years Ended December 31,
In thousands	2007	2006	2005
Tax computed at statutory rate	$(265)	$(2,805)	$(183)
State income taxes, net of federal benefit	(4)	2	33
Foreign taxes	158	(73)	663
U.S. losses not benefited	397	3,830	186

Income tax provision	$286	$954	$699

     Significant components of deferred income tax assets and liabilities are as follows:

In thousands	2007	2006	2005
Deferred tax assets:
Net operating loss carryforwards	$29,639	$40,965	$39,941
Inventory valuation	3,143	3,257	3,123
Bad debt reserve	118	181	223
Basis difference in assets	13,450	3,326	4,334
Tax credit carryforwards	21,418	24,777	25,428
Warranty reserves	825	876	926
Deferred license income	—	—	—
Deferred product and services income	1,417	1,133	753
Other non-deductible accruals and reserves	6,746	6,966	5,916
Stock compensation	1,022	540

Total deferred tax assets	77,778	82,021	80,644
Valuation allowance	(74,821)	(77,726)	(74,034)

Net deferred tax assets	2,957	4,295	6,610
Deferred tax liabilities:
Unremitted earnings of foreign subsidiaries	$(2,581)	$(3,827)	$(6,170)
Other	(109)	(109)	(109)

Total deferred tax liabilities	(2,690)	(3,936)	(6,279)

Net deferred tax assets	$267	$359	$331

     Based upon the weight of available evidence, which includes our historical operating performance and carry back potential, we have determined that a valuation allowance continues to be necessary for all tax jurisdictions except Japan and Taiwan.
     The net valuation allowance decreased by $2.9 million during 2007, and increased by $3.7 million and $1.1 million during the years ended December 31, 2006 and 2005, respectively. $2.3 million of the 2007 decrease was a result of the netting of deferred tax assets upon adoption of FIN 48.
     Approximately $13.7 million of the valuation allowance as of December 31, 2007 is attributable to pre-2006 windfall stock option deductions, the benefit of which will be credited to paid-in capital if and when realized through a reduction in income taxes payable. Beginning in 2006, we are tracking the windfall stock option deductions off balance sheet, as required by SFAS No. 123R. As of December 31, 2007, we recorded $1.4 million of windfall stock option deductions that are being tracked off balance sheet. If and when realized, the tax benefit associated with those deductions of $0.5 million will be credited to additional paid-in capital.
     As of December 31, 2007, we had net operating loss carryforwards for federal and state tax purposes of $80 million and $38 million, respectively. The reduction in our loss carryforwards from prior years is the result of our decision to capitalize certain prior year research and development expenses at the time of filing our 2006 tax returns. We also had federal and California research and development tax credit carryforwards of approximately $9.2 million and $10.0 million, respectively. The federal and state net operating loss carryforwards will expire at various dates beginning in 2008 through 2027, if not utilized. The federal tax credit carryforwards will expire at various dates beginning in 2011 through 2027, if not utilized. The California tax credit carryforwards have no expiration date.
     Utilization of our net operating loss and tax credits carryforwards may be subject to substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code and similar state provisions. Such an annual limitation could result in the expiration of the net operating losses and credits before utilization.
     We adopted the provisions of FASB Interpretation (“FIN”) 48, Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement No. 109 (“FIN 48”) as of January 1, 2007. Prior to the adoption, our policy was to establish reserves that reflected the probable outcome of known tax contingencies. The effects of final resolution, if any, were recognized as changes to the effective income tax rate in the period of resolution. FIN 48 requires application of a more likely than not threshold to the recognition and de-recognition of uncertain tax positions. FIN 48 permits us to recognize the amount of tax benefit that has a greater than 50 percent likelihood of being ultimately realized upon settlement. It further requires that a change in judgment related to the expected ultimate resolution of uncertain tax positions be recognized in earnings in the quarter of such change.
     As a result of the adoption of FIN 48, we recorded a $20,000 decrease to accrued taxes payable, a $28,000 decrease to accumulated deficit, and a $7,000 increase to deferred tax asset at the beginning of 2007. We report accrued interest and penalties related to uncertain tax positions in income tax expense. During 2007, an additional FIN 48 net reserve of $488,000 has been recorded. Due to the impact of our full valuation allowance in the U.S., only $36,000 of the 2007 reserve build was recorded through the tax provision line.
     If we are able to eventually recognize these uncertain tax positions, $2.5 million and $2.9 million of the unrecognized benefit on January 1, 2007 and December 31, 2007, respectively, would reduce the effective tax rate. We currently have a full valuation allowance against our U.S. net deferred tax asset which would impact the timing of the effective tax rate benefit should any of these uncertain tax positions be favorably settled in the future.
     We are subject to Federal and state tax examination for years 1999 forward and 1997 forward, respectively, by virtue of the tax attributes carrying forward from those years. We are also subject to audits in the foreign jurisdictions in which we operate for years 2001 and forward. There are no income tax examinations currently in progress.
     A reconciliation of the change in the uncertain income tax benefit liabilities from January 1, 2007 to December 31, 2007 is as follows:

In thousands
Balance at January 1, 2007	$2,842
Tax positions related to the current year:
Additions	502
Reductions	—
Tax positions related to the prior years:
Additions	—
Reductions	—
Settlements	—
Lapses in statutes of limitations	(15)

Balance at December 31, 2007	$3,329

     Over the next twelve months, we expect a decline of approximately $70,000 in the estimated amount of liabilities associated with our uncertain tax positions which arose prior to December 31, 2007 as a result of expiring statutes in certain foreign jurisdictions.
     We recognize interest and penalties related to uncertain tax positions as a component of income tax expense. As of December 31, 2007, we had accrued approximately $56,000 of accrued interest and penalties related to uncertain tax positions.
14. COMMITMENTS AND CONTINGENCIES
Commitments
     We lease our facilities, and certain equipment under operating leases expiring through December 2011. The leases for our headquarters and manufacturing operations contain a five-year renewal option subject to a fair market value pricing adjustment. Certain of our leasing arrangements subject us to letter of credit requirements to provide a $2.4 million bank letter of credit as security to the landlord. In addition, certain of our leases require us to restore the facilities back to the original condition at the end of lease terms. As such, we recorded asset retirement obligations related to remediation costs as disclosed in Note 16 herein.
     In September 2007, we sublet a portion of our facilities in San Jose, California and account for it as an operating lease. This sublease expires in January 2010. As of December 31, 2007, the minimum future sublease payments to be received were $1.4 million. In July 2007, we capitalized a five-year lease agreement for a new phone system recorded as office equipment. The amortization of this phone system is included with depreciation expense.
     As of December 31, 2007, future minimum lease payments are as follows:

	Capital
In thousands	Lease	Operating Lease
For the years:
2008	$130	$4,753
2009	130	4,570
2010	130	2,736
2011	130	273
2012	130	—
Thereafter	—	—

Total minimum lease payments	650	12,332
Total noncancelable sublease income to be received	—	(1,456)

Total minimum lease payments net of sublease income	650	$10,876

Amount representing interest	(88)

Present value of total minimum lease payments	562
Current portion	(99)

Capital lease obligation, net of current portion	$463

     Rent expense was approximately $3.9 million, $4.5 million and $4.2 million for the years ended December 31, 2007, 2006 and 2005, respectively, net of sublease income of $0.2 million in 2007.
     Our open purchase order commitments primarily relate to purchases of inventories, equipment and leasehold improvements were approximately $46.2 million as of December 31, 2007.
Legal Proceedings
          On February 29, 2000, we filed lawsuits asserting patent infringement and related claims against Nikon, Canon and ASML in the U.S. District Court for the Eastern District of Virginia. In April 2000, we reached a settlement with Nikon, and in September 2001, we reached a settlement with Canon. In the patent litigation against ASML, after transfer to the U.S. District Court for the Northern District of California, a jury trial was conducted during the second quarter of

2005. The jury reached a verdict that the patent was infringed, but that the asserted claims of the patent were invalid. We filed a post-trial motion for a new trial and for judgment as a matter of law in our favor. ASML also filed a motion for judgment as a matter of law seeking to invalidate three of the asserted claims for lack of enablement and requested that the Court award costs. In February 2006, the Court denied our post-trial motions, including the motion for a new trial, and entered judgment in favor of ASML invalidating three claims of the patent for lack of enablement. The Court also awarded ASML approximately $330,000 in costs. We filed an appeal with the Federal Circuit Court of Appeals, and filed our opening appellate brief in August 2006. Although ASML originally filed a notice of cross-appeal, ASML subsequently withdrew its cross appeal and the Court entered an order to that effect in December 2006. ASML’s opening appellate brief was filed in December 2006, and our reply brief was filed in January 2007. The case was argued in May 2007. In the same month, the Federal Circuit Court of Appeals affirmed the jury’s verdict and the District Court’s February 2006 Order in favor of ASML. The amount, previously recorded as selling, general and administrative expense, was paid in full in October 2007.
          On July 11, 2003, we filed a lawsuit against a Southern California company asserting infringement of certain claims related to U.S. patent No. 5,621,813 in the U.S. District Court in and for the Northern District of California. In May 2005, the court found the subject patent to be invalid. We appealed this decision. The defendant subsequently brought a motion for reimbursement of its attorneys’ fees and costs in a total asserted amount of approximately $2 million. We opposed this motion, and in October 2005, the District Court denied the defendant’s request for attorneys’ fees in its entirety. The defendant appealed that decision. In November 2005, the defendant filed a notice of appeal with respect to the court’s ruling on its motion for attorneys’ fees. In March 2006, the Federal Circuit court upheld the district court’s ruling that the subject patent is invalid. In August 2006, the Federal Circuit court upheld the District Court’s denial of attorneys’ fees. Neither side appealed the rulings by the Federal Circuit, and they are final.
     In May 2006, the same company filed a state court lawsuit against us for malicious prosecution and abuse of process claiming that attorney’s fees, costs and other damages were due based on the outcome of a federal patent litigation suit described above. We do not believe this new action has merit, particularly given the denial by the federal court of that company’s request to be awarded attorneys’ fees payable by us in the patent litigation and the subsequent federal appellate court’s affirmation of the order denying any such award. We filed a motion to have the state court complaint dismissed under California’s anti-strategic lawsuit against public participation (“anti-SLAPP”) and demurrer statutes. The anti-SLAPP statute is aimed at striking lawsuits that are brought in order to quash an individual’s constitutional rights to free speech or seeking redress of grievances (filing suit). The state court granted the anti-SLAPP motion as to the abuse of process claim, but denied it as to the malicious prosecution claim. We have appealed the decision denying the anti-SLAPP motion as to the malicious prosecution claim, and briefing thereon has concluded. We expect to hear about a hearing on the appeal in the next three months.
     We believe that the outcome of these matters will not be material to our business, financial condition or results of operations.
15. FINANCIAL GUARANTEES
     Our off-balance sheet transactions consist of certain financial guarantees, both express and implied, related to indemnification for product liability, patent infringement and latent product defects. Other than liabilities recorded pursuant to known product defects, at December 31, 2007, we did not record a liability associated with these guarantees, as we have little or no history of costs associated with such indemnification requirements. Contingent liabilities associated with product liability may be mitigated by insurance coverage we maintain.
16. ASSET RETIREMENT OBLIGATIONS
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
     The following table sets forth an analysis of the ARO activity for the years ended December 31, 2007 and 2006:

In thousands	2007	2006
Balance as of January 1	$1,982	$2,064
Accretion expense	240	179
Liabilities incurred	—	3
Liabilities settled	—	(264)

Balance as of December 31	$2,222	$1,982

     The following table reflects unaudited pro forma presentations of the Company’s results of operations and asset retirement obligations as if FIN 47 had been retrospectively applied:

Years Ended
December 31,
In thousands, except per share amounts	2005
Results of operations, as reported:
Net income (loss)*	$(1,221)
Net income (loss) per share—basic*	$(0.05)
Net income (loss) per share—diluted*	$(0.05)
Pro forma results of operation, assuming the retroactive application of FIN 47:
Net income (loss)	$(1,571)
Net income (loss) per share—basic	$(0.07)
Net income (loss) per share—diluted	$(0.07)

*	Prior to the cumulative effect of change in accounting principle

     REPORT OF ERNST & YOUNG LLP, INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
     The Board of Directors and Stockholders of Ultratech, Inc.
     We have audited the accompanying consolidated balance sheets of Ultratech, Inc. as of December 31, 2007 and 2006, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2007. Our audits also included the financial statement schedule listed in the Index at Item 15(a)(2). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.
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
     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Ultratech, Inc. at December 31, 2007 and 2006, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2007, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
     As discussed in Notes 5, 13 and 16 to the consolidated financial statements, Ultratech, Inc. changed its method of accounting for asset retirement obligations as of December 31, 2005, its method of accounting for stock-based compensation as of January 1, 2006, and its method of accounting for uncertain tax positions as of January 1, 2007.
     We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Ultratech, Inc.’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 28, 2008 expressed an unqualified opinion thereon.
/s/ Ernst & Young LLP
San Jose, California
February 28, 2008

     REPORT OF ERNST & YOUNG LLP, INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
     The Board of Directors and Stockholders of Ultratech, Inc.
     We have audited Ultratech, Inc.’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Ultratech, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.
     We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
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
     In our opinion, Ultratech, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on the COSO criteria.
     We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the accompanying consolidated balance sheets of Ultratech, Inc. as of December 31, 2007 and 2006, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2007 of Ultratech, Inc. and our report dated February 28, 2008 expressed an unqualified opinion thereon.
/s/ Ernst & Young LLP
San Jose, California
February 28, 2008

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
     Management, including our principal executive officer and principal financial officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2007. In making this assessment, management used the criteria set forth by the committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control—Integrated Framework. Based on this assessment, our management has concluded that, as of December 31, 2007, our internal control over financial reporting is effective based on those criteria.
     Ernst & Young, LLP, the independent registered public accounting firm who also audited our consolidated financial statements, has issued an attestation report on our internal control over financial reporting. This attestation report appears elsewhere herein.
Changes in Internal Control Over Financial Reporting
     There were no changes in our internal controls over financial reporting during the quarter ended December 31, 2007 that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.
ITEM 9B. OTHER INFORMATION
     None.

PART III
     The information required by Part III is omitted from this Report and is incorporated herein by reference from our definitive proxy statement to be filed within 120 days after the end of our fiscal year pursuant to Regulation 14A for our 2008 Annual Meeting of Stockholders to be held July 21, 2008.
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
     The information concerning our directors required by this Item is incorporated by reference from the Item captioned “Election of Directors” in our Proxy Statement for the 2008 Annual Meeting of Stockholders (the “Proxy Statement”). The information required by this Item relating to our executive officers is included under the caption “Executive Officers of the Registrant” in Part I of this Annual Report on Form 10-K. Other information required by this Item is incorporated herein by reference from the Item captioned “Section 16(a) Beneficial Ownership Reporting Compliance” in the Proxy Statement.
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
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
     The information required by this Item is incorporated by reference from the item captioned “Fees billed to Ultratech by Ernst & Young LLP during fiscal year 2007” in the Proxy Statement.
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

     (3) Exhibits
     The following exhibits are referenced or included in this report:

Exhibit	Description
3.1(1)	Amended and Restated Certificate of Incorporation of the Registrant, filed October 6, 1993.

3.1.1(1)	Certificate of Amendment of the Amended and Restated Certificate of Incorporation of the Company, dated May 17, 1995.

3.1.2(1)	Certificate of Amendment of the Amended and Restated Certificate of Incorporation of the Registrant, filed June 17, 1998.

3.1.3(1)	Certificate of Amendment of the Amended and Restated Certificate of Incorporation of the Registrant, filed June 20, 2003.

3.2(2)	Bylaws of Registrant, as amended.

4.1(3)	Specimen Common Stock Certificate of Registrant.

4.2(4)	Shareholder Rights Agreement between Registrant and the First National Bank of Boston, filed on February 11, 1997, as amended on March 18, 1998.

4.2.1(5)	Second Amendment to Shareholder Rights Agreement dated February 11, 1997 between Registrant and BankBoston, N.A. (formerly known as the First National Bank of Boston) as of October 12, 1998, and Certification of Compliance with Section 27 thereof.

10.1(6)	1993 Stock Option/Stock Issuance Plan (Amended and Restated as of January 30, 2007).

10.2(3)	Form of Indemnification Agreement entered into between the Registrant and each of its officers and directors.

10.3(7)	Form of Indemnification Agreement entered into between the Registrant and certain officers.

10.4(3)	Standard Industrial Lease—Single Tenant, Full Net between The Equitable Life Assurance Society of the United States, as Landlord, and Registrant, as Tenant, dated August 27, 1993.

10.4.1(7)	First Amendment to Lease between The Equitable Life Assurance Society of the United States, as Landlord, and Registrant, as Tenant, dated November 1999.

10.5(8)	Profit Sharing Plan.

10.6(9)	1998 Supplemental Stock Option/ Stock Issuance Plan (Amended and Restated effective January 29, 2002).

10.7(10)	Brokerage Line of Credit Agreement with Morgan Stanley, dated December 16, 2004.

10.8(11)	Lease Agreement between Montague LLC, As Landlord, and Registrant, As Tenant dated November 22, 1999.

10.9(12)	Employment agreement between Registrant and Mr. Arthur Zafiropoulo, chief Executive Officer.

10.10(13)	Amended and Restated Employment Agreement between Registrant and Mr. John Denzel, former President and Chief Operating Officer.

10.11(13)	Separation and General Release Agreement between Registrant and Mr. John Denzel, former President and Chief Operating Officer.

10.12(14)	Amended and Restated Employment Agreement between Registrant and Mr. Bruce Wright, Chief Financial Officer.

10.13(15)	Employment agreement between Registrant and Mr. Rick Friedman, former Senior Vice President, World-Wide Sales and Customer Service.

Exhibit	Description
10.13.1(14)	Amendment to Employment Agreement between Registrant and Mr. Rick Friedman, former Senior Vice President, World-Wide Sales and Customer Service.

10.14(14)	Separation and General Release Agreement between Registrant and Mr. Rick Friedman, former Senior Vice President, World-Wide Sales and Customer Service.

10.15(16)	Form of Restricted Stock Unit Issuance Agreement for Executive Officers with Employment Agreements.

10.16(16)	Form of Restricted Stock Unit Issuance Agreement for Other Employees.

10.17(17)	Description of 2005 Cash Bonus Plan.

10.18(18)	Description of 2006 Long-Term Incentive Plan, as amended.

10.19(19)	Description of 2007 Management Incentive Compensation Plan.

21	Subsidiaries of Registrant.

23	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.

24	Power of Attorney (contained in Signature page hereto).

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Previously filed with our Quarterly Report on Form 10-Q for the quarter ended June 28, 2003 (Commission File No. 0-22248).

(2)	Incorporated by reference to Item 5.03 of our Current Report on Form 8-K filed on February 2, 2007 (Commission File No. 0-22248).

(3)	Previously filed with our Registration Statement on Form S-1 declared effective with the Securities and Exchange Commission on September 28, 1993. File No. 33-66522.

(4)	Previously filed with our 1997 Annual Report on Form 10-K (Commission File No. 0-22248).

(5)	Previously filed with our Quarterly Report on Form 10-Q for the quarter ended September 30, 1998 (Commission File No. 0-22248).

(6)	Incorporated by reference to Item 5.02 of our Current Report on Form 8-K filed on July 30, 2007 (Commission File No. 0-22248).

(7)	Previously filed with our Annual Report on Form 10-K for the year ended December 31, 2002 (Commission File No. 0-22248).

(8)	Previously filed with our 1993 Annual Report on Form 10-K (Commission File No. 0-22248).

(9)	Previously filed with our Quarterly Report on Form 10-Q for the quarter ended March 31, 2002 (Commission File No. 0-22248).

(10)	Previously filed with our Annual Report on Form 10-K for the year ended December 31, 2004 (Commission File No. 0-22248).

(11)	Previously filed with our 2000 Annual Report on Form 10-K (Commission File No. 0-22248).

(12)	Previously filed with our Annual Report on Form 10-K for the year ended December 31, 2003 (Commission File No. 0-22248).

(13)	Incorporated by reference to Item 5.02 of our Current Report on Form 8-K filed on November 8, 2006 (Commission File No. 0-22248).

(14)	Incorporated by reference to Item 5.02 of our Current Report on Form 8-K filed on January 19, 2007 (Commission File No. 0-22248).

(15)	Incorporated by reference to Item 1.01 of our Current Report on Form 8-K filed on February 3, 2006 (Commission File No. 0-22248).

(16)	Previously filed with our Quarterly Report on Form 10-Q filed on May 5, 2006 (Commission File No. 0-22248).

(17)	Incorporated by reference to Item 1.01 of our Current Report on Form 8-K filed on January 27, 2005 (Commission File No. 0-22248).

(18)	Incorporated by reference to Item 1.01 of our Current Report on Form 8-K filed on February 3, 2006 (Commission File No. 0-22248) and to Item 1.01 of our Current Report on Form 8-K filed on March 20, 2006 (Commission File No. 0-22248).

(19)	Incorporated herein by reference to Item 5.02 of the Registrant’s Current Report on Form 8-K filed with the Commission on February 2, 2007.

(b)	Exhibits. See list of exhibits under (a)(3) above.

(c)	Financial Statement Schedules. See list of schedules under (a)(2) above.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunder duly authorized.

Ultratech, Inc.
Date: February 29, 2008	By:	/s/ Arthur Zafiropoulo
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

Signature	Title	Date

/s/ Arthur Zafiropoulo Arthur Zafiropoulo	Chairman of the Board of Directors and Chief Executive Officer (Principal Executive Officer)	February 29, 2008

/s/ Bruce Wright Bruce Wright	Senior Vice President, Finance, Chief Financial Officer and Secretary (Principal Financial and Accounting Officer)	February 29, 2008

/s/ Dennis Raney Dennis Raney	Director	February 29, 2008

/s/ Rick Timmins Rick Timmins	Director	February 29, 2008

/s/ Henri Richard Henri P Richard	Director	February 29, 2008

/s/ Joel Gemunder Joel Gemunder	Director	February 29, 2008

/s/ Nicholas Konidaris Nicholas Konidaris	Director	February 29, 2008

/s/ Vincent F. Sollitto Vincent F. Sollitto	Director	February 29, 2008

SCHEDULE II
ULTRATECH, INC.
VALUATION AND QUALIFYING ACCOUNTS
(in thousands)

		Charged
		(Credited)
	Balance at	to Costs	Charged to		Balance at
	Beginning	and	Other		End of
Description	of Year	Expenses	Accounts	Deductions(1)	Year
Allowance for doubtful accounts:
Year ended December 31, 2005
Trade accounts receivable	$237	$339	$—	$1	$577

	$237	$339	$—	$1	$577

Year ended December 31, 2006
Trade accounts receivable	$577	$(112)	$1	$—	$466

	$577	$(112)	$1	$—	$466

Year ended December 31, 2007
Trade accounts receivable	$466	$(160)	$—	$—	$306

	$466	$(160)	$—	$—	$306

(1)	Deductions represent write-offs against reserve account balances.

S-1

EXHIBIT INDEX

Exhibit	Description
3.1(1)	Amended and Restated Certificate of Incorporation of the Registrant, filed October 6, 1993.

3.1.1(1)	Certificate of Amendment of the Amended and Restated Certificate of Incorporation of the Company, dated May 17, 1995.

3.1.2(1)	Certificate of Amendment of the Amended and Restated Certificate of Incorporation of the Registrant, filed June 17, 1998.

3.1.3(1)	Certificate of Amendment of the Amended and Restated Certificate of Incorporation of the Registrant, filed June 20, 2003.

3.2(2)	Bylaws of Registrant, as amended.

4.1(3)	Specimen Common Stock Certificate of Registrant.

4.2(4)	Shareholder Rights Agreement between Registrant and the First National Bank of Boston, filed on February 11, 1997, as amended on March 18, 1998.

4.2.1(5)	Second Amendment to Shareholder Rights Agreement dated February 11, 1997 between Registrant and BankBoston, N.A. (formerly known as the First National Bank of Boston) as of October 12, 1998, and Certification of Compliance with Section 27 thereof.

10.1(6)	1993 Stock Option/Stock Issuance Plan (Amended and Restated as of January 30, 2007).

10.2(3)	Form of Indemnification Agreement entered into between the Registrant and each of its officers and directors.

10.3(7)	Form of Indemnification Agreement entered into between the Registrant and certain officers.

10.4(3)	Standard Industrial Lease—Single Tenant, Full Net between The Equitable Life Assurance Society of the United States, as Landlord, and Registrant, as Tenant, dated August 27, 1993.

10.4.1(7)	First Amendment to Lease between The Equitable Life Assurance Society of the United States, as Landlord, and Registrant, as Tenant, dated November 1999.

10.5(8)	Profit Sharing Plan.

10.6(9)	1998 Supplemental Stock Option/ Stock Issuance Plan (Amended and Restated effective January 29, 2002).

10.7(10)	Brokerage Line of Credit Agreement with Morgan Stanley, dated December 16, 2004.

10.8(11)	Lease Agreement between Montague LLC, As Landlord, and Registrant, As Tenant dated November 22, 1999.

10.9(12)	Employment agreement between Registrant and Mr. Arthur Zafiropoulo, chief Executive Officer.

10.10(13)	Amended and Restated Employment Agreement between Registrant and Mr. John Denzel, former President and Chief Operating Officer.

10.11(13)	Separation and General Release Agreement between Registrant and Mr. John Denzel, former President and Chief Operating Officer.

10.12(14)	Amended and Restated Employment Agreement between Registrant and Mr. Bruce Wright, Chief Financial Officer.

10.13(15)	Employment agreement between Registrant and Mr. Rick Friedman, former Senior Vice President, World-Wide Sales and Customer Service.

10.13.1(14)	Amendment to Employment Agreement between Registrant and Mr. Rick Friedman, former Senior Vice President, World-Wide Sales and Customer Service.

10.14(14)	Separation and General Release Agreement between Registrant and Mr. Rick Friedman, former Senior Vice President, World-Wide Sales and Customer Service.

Exhibit	Description
10.15(16)	Form of Restricted Stock Unit Issuance Agreement for Executive Officers with Employment Agreements.

10.16(16)	Form of Restricted Stock Unit Issuance Agreement for Other Employees.

10.17(17)	Description of 2005 Cash Bonus Plan.

10.18(18)	Description of 2006 Long-Term Incentive Plan, as amended.

10.19(19)	Description of 2007 Management Incentive Compensation Plan.

21	Subsidiaries of Registrant.

23	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.

24	Power of Attorney (contained in Signature page hereto).

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Previously filed with our Quarterly Report on Form 10-Q for the quarter ended June 28, 2003 (Commission File No. 0-22248).

(2)	Incorporated by reference to Item 5.03 of our Current Report on Form 8-K filed on February 2, 2007 (Commission File No. 0-22248).

(3)	Previously filed with our Registration Statement on Form S-1 declared effective with the Securities and Exchange Commission on September 28, 1993. File No. 33-66522.

(4)	Previously filed with our 1997 Annual Report on Form 10-K (Commission File No. 0-22248).

(5)	Previously filed with our Quarterly Report on Form 10-Q for the quarter ended September 30, 1998 (Commission File No. 0-22248).

(6)	Incorporated by reference to Item 5.02 of our Current Report on Form 8-K filed on July 30, 2007 (Commission File No. 0-22248).

(7)	Previously filed with our Annual Report on Form 10-K for the year ended December 31, 2002 (Commission File No. 0-22248).

(8)	Previously filed with our 1993 Annual Report on Form 10-K (Commission File No. 0-22248).

(9)	Previously filed with our Quarterly Report on Form 10-Q for the quarter ended March 31, 2002 (Commission File No. 0-22248).

(10)	Previously filed with our Annual Report on Form 10-K for the year ended December 31, 2004 (Commission File No. 0-22248).

(11)	Previously filed with our 2000 Annual Report on Form 10-K (Commission File No. 0-22248).

(12)	Previously filed with our Annual Report on Form 10-K for the year ended December 31, 2003 (Commission File No. 0-22248).

(13)	Incorporated by reference to Item 5.02 of our Current Report on Form 8-K filed on November 8, 2006 (Commission File No. 0-22248).

(14)	Incorporated by reference to Item 5.02 of our Current Report on Form 8-K filed on January 19, 2007 (Commission File No. 0-22248).

(15)	Incorporated by reference to Item 1.01 of our Current Report on Form 8-K filed on February 3, 2006 (Commission File No. 0-22248).

(16)	Previously filed with our Quarterly Report on Form 10-Q filed on May 5, 2006 (Commission File No. 0-22248).

(17)	Incorporated by reference to Item 1.01 of our Current Report on Form 8-K filed on January 27, 2005 (Commission File No. 0-22248).

(18)	Incorporated by reference to Item 1.01 of our Current Report on Form 8-K filed on February 3, 2006 (Commission File No. 0-22248) and to Item 1.01 of our Current Report on Form 8-K filed on March 20, 2006 (Commission File No. 0-22248).

(19)	Incorporated herein by reference to Item 5.02 of the Registrant’s Current Report on Form 8-K filed with the Commission on February 2, 2007.