Form 10-K/A
period 2007-12-31
ULTRATECH INC
filed 2008-04-29
CIK 909791

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
                Yes ☑ No ☐
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
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
     As of April 25, 2008, the Registrant had 23,371,055 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
          Portions of the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007 filed with the SEC on March 3, 2008 are incorporated by reference into Part III of this Annual Report on Form 10-K.
EXPLANATORY NOTE
          This Amendment No. 1 on Form 10-K/A (this “Amendment”) amends the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007, originally filed on March 3, 2008 (the “Original Filing”). The Registrant is refiling Part III to include the information required by Items 10, 11, 12, 13 and 14 of Part III within the period required by General Instruction G(3) to Form 10-K. In addition, in connection with the filing of this Amendment and pursuant to the rules of the Securities and Exchange Commission, the Registrant is including with this Amendment certain currently dated certifications. Except as described above, no other changes have been made to the Original Filing.
PART III
Item 10. Directors, Executive Officers and Corporate Governance
As of December 31, 2007, the directors of Ultratech were as follows (ages and board committee assignments are as of April 15, 2008):

Name	Age	Position with the Company
Arthur W. Zafiropoulo	69	Chairman of the Board of Directors and Chief Executive Officer
Joel F. Gemunder (3)	68	Director
Nicholas Konidaris (1)(2)	63	Director
Dennis R. Raney (1)(2)	65	Director
Henri Richard (2)(3)	49	Director
Vincent F. Sollitto, Jr. (2)(3)	60	Director
Rick Timmins (1)(3)	55	Director

(1)	Member of the Audit Committee

(2)	Member of the Nominating and Corporate Governance Committee

(3)	Member of the Compensation Committee

Arthur W. Zafiropoulo founded Ultratech in September 1992 to acquire certain assets and liabilities of the Ultratech Stepper Division (the “Predecessor”) of General Signal Technology Corporation (“General Signal”) and, since March 1993, has served as Chief Executive Officer and Chairman of the Board. Additionally, Mr. Zafiropoulo served as President of Ultratech from March 1993 to March 1996, from May 1997 until April 1999 and from April 2001 to January 2004. Since October 2006, Mr. Zafiropoulo has also served as Ultratech’s President and Chief Operating Officer. Between September 1990 and March 1993, he was President of the Predecessor. From February 1989 to September 1990, Mr. Zafiropoulo was President of General Signal’s Semiconductor Equipment Group International, a semiconductor equipment company. From August 1980 to February 1989, Mr. Zafiropoulo was President and Chief Executive Officer of Drytek, Inc., a plasma dry-etch company that he founded in August 1980, and which was later sold to General Signal in 1986. From July 1987 to September 1989, Mr. Zafiropoulo was also President of Kayex, a semiconductor equipment manufacturer, which was a unit of General Signal. From July 2001 to July 2002, Mr. Zafiropoulo served as Vice Chairman of SEMI (Semiconductor Equipment and Materials International), an international trade association representing the semiconductor, flat panel display equipment and materials industry. From July 2002 to June 2003, Mr. Zafiropoulo served as Chairman of SEMI, and Mr. Zafiropoulo has been on the Board of Directors of SEMI from July 1995 to December 2007. In December 2007, Mr. Zafiropoulo was elected as Director Emeritus of SEMI.
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
Nicholas Konidaris has served as a director of the Company since July 2000. Mr. Konidaris has served as President, Chief Executive Officer and as a director of Electro Scientific Industries, Inc., a global supplier of manufacturing equipment to increase productivity for customers in the semiconductor, passive components and electronic equipment markets, since January 2004. From July 1999 to January 2004, Mr. Konidaris served as President and Chief Executive Officer of Advantest America, Corp., a holding company of Advantest America, Inc., which is a manufacturer of testers and handlers. From February 1997 to July 2000, Mr. Konidaris served as the Chief Executive Officer of Advantest America, Corp. From July 1997 to January 2004, Mr. Konidaris also served as Chairman of the Board, President and Chief Executive Officer of Advantest America, Inc.
Dennis R. Raney has served as a director of the Company since April 2003. Mr. Raney has served as Principal of Liberty-Greenfield, LLP, a company that advises clients on real estate issues that have significant financial or operational consequences to their business, since May 2005. Mr. Raney served as Chief Financial Officer of eONE Global, LP, a company that identifies, develops and operates emerging electronic payment systems and related technologies that address e-commerce challenges, from July 2001 to June 2003. From March 1998 to July 2001, Mr. Raney served as Chief Financial Officer and Executive Vice President of Novell, Inc., a producer of network software. From January 1997 to December 1997, Mr. Raney served as Chief Financial Officer and Executive Vice President of QAD, Inc., a provider of enterprise resource planning software. Mr. Raney has also served as a director of EasyLink Services Corporation, a provider of information exchange services, since March 2003, and has served as chair of the audit committee of EasyLink’s board of directors since June 2004. In addition, since February 2004, Mr. Raney has served as a director of Enliven Corporation (formerly ViewPoint Corporation), a provider of visual application development, content assembly and delivery technology, and as chair of the audit committee of Enliven’s board of directors. Mr. Raney has served as a director, and as chair of the audit committee of the board of directors, of Infiniti Solutions, a provider of semiconductor testing, assembly and prototyping services, since July 2004. Mr. Raney served as a director of Equinix, a provider of data center and internet exchange services from April 2003 to June 2005, and served as chair of the audit committee of Equinix’s board of directors during that time. From July 2002 to June 2003, Mr. Raney served as a director of ProBusiness Services, Inc., which was acquired by Automatic Data Processing, Inc. in June 2003. Mr. Raney also served as a director and audit committee member of Redleaf, Inc., a technology operating company that provides services and capital for pre-seed state technology companies, from April 1999 to June 2003. Mr. Raney previously served as a director and audit committee member of W.R. Hambrecht & Company, an investment banking firm, from March 1999 to July 2001 and served as a director and audit committee member of ADAC Laboratories, a company that designs, develops, manufactures, sells and services electronic medical imaging and information systems, from March 1999 to March 2001. Mr. Raney holds a B.S. degree in chemical engineering from the South Dakota School of Mines & Technology and an MBA from the University of Chicago.
Henri Richard has served as a director of the Company since April 2006. Since September 2007, Mr. Richard has served as Senior Vice President, Chief Sales and Marketing Officer at Freescale Semiconductor, Inc. (“Freescale”). Prior to joining Freescale in September 2007, Mr. Richard was Executive Vice President, Chief Sales and Marketing Officer at Advanced Micro Devices, Inc. (“AMD”), where his duties included oversight of the company’s global field sales and support organization, corporate marketing, and go-to-market activities for all AMD customer segments, including commercial, consumer and innovative solutions groups, and the company’s 50x15 digital inclusion initiative. Mr. Richard joined AMD in April 2002 as Group Vice President, Worldwide Sales. He was promoted to Senior Vice President in May 2003 and was appointed as Executive Vice President and Chief Sales and Marketing Officer in February 2004. Prior to joining AMD, Mr. Richard was Executive Vice President of Worldwide Field Operations at WebGain, Inc., a privately held provider of Java software for Fortune 500 companies. Before WebGain, he was vice president of Worldwide Sales and Support for IBM’s Technology Group. Mr. Richard has also held senior executive positions with several notable companies in the U.S. and Europe, including tenures as President of the Computer Products Group at Bell Microproducts, Executive Vice President at Karma International, and Vice President at Seagate Technology/Conner Peripherals.

Vincent F. Sollitto, Jr. has served as a director of the Company since July 2000. Since November 2005, Mr. Sollitto has served as Chairman and Chief Executive Officer of Syntax-Brillian Corp., a high definition television developer and manufacturer. From September 2003 to November 2005 when it merged with Syntax Groups Corporation, Mr. Sollitto served as President and Chief Executive Officer, and as a director of Brillian Corp., a high definition television developer and manufacturer. Between February 2003 and August 2003, Mr. Sollitto served as President of Sollitto Associates, a management consulting firm. Mr. Sollitto served as a director and the Chief Executive Officer for Photon Dynamics, a manufacturer of test, repair and inspection equipment for the flat panel display industry, from June 1996 to February 2003. Mr. Sollitto served as acting Chief Financial Officer of Photon Dynamics from March 1998 to July 1998. From July 1993 to February 1996, Mr. Sollitto served as Vice-President and General Manager of Fujitsu Microelectronics, a semiconductor and electronics device company. Mr. Sollitto served as a director, and as a member of the audit and compensation committees of the board of directors, of Irvine Sensors Corporation, a developer of advanced signal processing and image stabilization technologies, from 1997 to 2004. Mr. Sollitto has served as a director, and as a member of the audit committee and chairman of the compensation committee of the board of directors, of Applied Films Corporation, a solutions provider of thin film technology for the flat panel display industry, since July 1999.
Rick Timmins has served as a director of the Company since August 2000. From January 1996 until April 2007, Mr. Timmins served as Vice-President of Finance for Cisco Systems, Inc. Mr. Timmins has served as a member of the board of directors of Transmeta Corporation, a developer of computing, microprocessing and semiconductor technologies, since May 2003, and is the chairman of the audit committee of Transmeta’s board of directors. Mr. Timmins is also a director of Liquid Computing Inc., a developer of software defined real time infrastructure technology, and is a member of both the audit and compensation committees of Liquid Computing Inc.’s board of directors. Mr. Timmins holds a B.S. degree in accounting and finance from the University of Arizona and an M.B.A. degree from St. Edward’s University.
Information concerning our executive officers is incorporated by reference from Part I of our Annual Report on Form 10-K for the fiscal year ended December 31, 2007 filed with the SEC on March 3, 2008.
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
          Based solely on its review of the copies of such forms received by it and written representations from reporting persons for the 2007 fiscal year, the Company believes that all of the Company’s executive officers, directors and greater than ten percent (10%) beneficial stockholders complied with all applicable Section 16(a) filing requirements for the 2007 fiscal year.
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

Item 11. Executive Compensation
COMPENSATION DISCUSSION AND ANALYSIS
     Introduction. It is our intent in this Compensation Discussion and Analysis to inform our shareholders of the policies and objectives underlying the compensation programs for our executive officers. Accordingly, we will address and analyze each element of the compensation provided to our two executive officers for the 2007 fiscal year, our chief executive officer and our chief financial officer. We are engaged in a very competitive industry, and our success depends upon our ability to attract and retain qualified executives through competitive compensation packages. The Compensation Committee of our Board of Directors administers the compensation programs for our executive officers with this competitive environment in mind. However, we believe that the compensation paid to our executive officers should also be substantially dependent on our financial performance and the value created for our shareholders. For this reason, the Compensation Committee also utilizes our compensation programs to provide meaningful incentives for the attainment of our short-term and long-term strategic objectives and thereby reward those executive officers who make a substantial contribution to the attainment of those objectives.
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
          Each executive officer’s compensation package typically consists of three elements: (i) a base salary, (ii) a cash bonus tied to our attainment of pre-established financial objectives, and (iii) long-term, stock-based incentive awards, in the form of stock options and restricted stock unit awards, designed to align and strengthen the mutuality of interests between our executive officers and our shareholders. In determining the appropriate level for each element of such compensation, the Compensation Committee has consistently followed the practice of targeting the total direct compensation levels (cash and equity) for our executive officers, other than Mr. Zafiropoulo, at or above the 50th percentile of the relevant market data, and for Mr. Zafiropoulo, at or above the 75th percentile of the relevant market data. The Compensation Committee also reviews the Company’s financial performance and subjectively evaluates each executive officer’s level of performance and his or her potential contribution to the Company’s future growth. Accordingly, an executive officer’s actual compensation may be higher or lower than the 50th percentile (or 75th percentile for Mr. Zafiropoulo) for his or her position depending on Company performance and operating results and his or her individual performance and potential. Consistent with our philosophy of emphasizing pay for performance, the cash compensation component, through its variable incentive bonus feature, is designed to pay above the target when the Company exceeds its goals and below the target when the Company does not.
     Comparative Framework. For purposes of determining whether the various elements of our executive officer compensation package remain competitive at their targeted levels, the Compensation Committee historically has engaged Compensation Strategies, a compensation consulting firm, to provide competitive market data and advice on the Company’s compensation programs and policies for executive officers. The Compensation Committee uses such data to conduct periodic reviews of the compensation levels in effect for executive officer positions at a peer group of comparable companies in the high-tech and precision manufacturing industries. The companies which have historically comprised the comparative peer group are as follows:

Advanced Energy Industries Inc	KLA-Tencor Corp
Applied Materials	Kulicke & Soffa Industries Inc
Asyst Technologies Inc	Mattson Technology Inc
ATMI Inc	MKS Instruments Inc
Axcelis Technologies Inc	Novellus Systems Inc
Brooks Automation Inc	Roper Industries Inc
Cymer Inc	Varian Semiconductor Equipment Associates Inc
Gerber Scientific Inc	Veeco Instruments
GSI Group
     The following companies were also included as part of the peer group for one or more prior years, but they are no longer taken into account for benchmarking the compensation paid to our executive officers: Coherent, Inc. and Lam Research Corp. Coherent Inc.

was removed because it was delisted from Nasdaq and Lam Research Corp. was removed because it had received a delisting notice from Nasdaq due to delinquent regulatory filings.
     However, the Compensation Committee does not conduct comprehensive comparative reviews every year, and based on the Company’s performance in 2006, the Compensation Committee determined that no material compensation adjustments for the 2007 year were warranted. Accordingly, no market analysis covering all executive officer positions was undertaken for the 2007 year, and target compensation was not set at any specific percentile. However, the Compensation Committee increased Mr. Wright’s base salary by $20,000 from $275,000 to $295,000 to compensate Mr. Wright for the increased responsibilities he assumed as a result of the departures of certain executives from the Company.
     A new comparative review of peer group compensation was undertaken at the end of the 2007 fiscal year in connection with the review of Mr. Zafiropoulo’s compensation level. As part of that process, the peer group was adjusted to eliminate Coherent, Inc. and Lam Research Corp. Coherent, Inc. had been delisted by Nasdaq due to delinquent regulatory filings, and Lam Research Corp. had received a notice from Nasdaq regarding delinquent regulatory filings.
          Elements of Compensation. Each of the three major elements comprising the compensation package for executive officers (salary, bonus and equity) for the 2007 fiscal year was designed to achieve one or more of our overall objectives of setting a competitive level of compensation, tying compensation to the attainment of one or more of our strategic business objectives and subjecting a substantial portion of the executive officer’s compensation to our financial success as measured in terms of our stock price performance. The manner in which the Compensation Committee structured each element of compensation may be explained as follows.
                Salary. The Compensation Committee reviews the base salary level of each executive officer in January each year, with any salary adjustments for the year effective on January 1 of that year. The base salary for each executive officer named in the Summary Compensation Table is determined on the basis of his level of responsibility and experience. The Compensation Committee believes that this component of compensation should provide a level of security and stability from year to year and not be dependent to any material extent on the Company’s financial performance. In addition, both Mr. Zafiropoulo and Mr. Wright have existing employment agreements with the Company which set a minimum annual salary, subject to periodic upward adjustment at the discretion of the Compensation Committee. However, in light of the Company’s financial results, the Compensation Committee decided not to effect any increase to Mr. Zafiropoulo’s base salary for the 2007 fiscal year. In January 2007, the Compensation Committee increased Mr. Wright’s base salary by $20,000 from $275,000 to $295,000. The Compensation Committee believed that the increase was warranted in light of the increased responsibilities assumed by Mr. Wright as a result of the departures of certain executives from the Company.
          In February, 2008 the Compensation Committee increased Mr. Wright’s base salary by $30,000 from $295,000 to $325,000 but decided not to increase Mr. Zafiropoulo’s base salary.
               Incentive Compensation. In January 2007 the Compensation Committee approved the Management Incentive Plan (the “MIP”), a cash bonus program for the 2007 fiscal year that was designed to advance our pay-for-performance policy by focusing the attention of our executive officers on the attainment of key objectives. The MIP provided our executive officers with a direct financial incentive in the form of a cash bonus award tied to our achievement of aggressive pre-established operational goals for the 2007 year. Half of the actual bonus amount was to be paid to each participant following the close of the 2007 fiscal year, provided the participant continued in our employ through such date. The other half was to be deferred and subject to an annual installment vesting schedule tied to the participant’s continued service with the company over an additional three-year period. The deferred portion was to be paid as it vested and earn interest at a designated rate until paid. The plan provided for pro-ration of the non-deferred portion of the bonus in the event the participant’s employment should terminate under certain defined circumstances during the performance period. The deferred portion of the bonus was to immediately vest and become payable in the event the participant’s employment terminated under certain defined circumstances during the deferral period. Accelerated payouts under the plan would also occur in the event of certain changes in control or ownership of the company.
               The operational goals under the MIP were tied to the following measures of our financial performance for the 2007 fiscal year, weighted as indicated: revenue (50% weighting) and earnings per share (50% weighting). Levels of attainment were established for each goal, with each executive officer’s bonus potential tied to the actual level at which the goals were attained:

	Tier I	Tier II	Tier III
Revenue ($ in millions)	135	150	170
Earnings Per Share ($)	0.27	0.54	1.08

               The bonus potential allocated to each goal at the various levels of attainment was as follows for the named executive officers:

Name	Performance Goal	Tier I ($)	Tier II ($)	Tier III ($)
A. Zafiropoulo	Revenue	0	250,000	500,000
	EPS	0	250,000	500,000
B. Wright	Revenue	0	117,500	235,000
	EPS	0	117,500	235,000
          Under the terms of the MIP, if the actual level of attainment for either goal was above Tier I but below the Tier II level, the bonus potential would be in a dollar amount interpolated on a straight line basis between $0 and the Tier II dollar amount. The bonus potential would also be interpolated on a straight line basis if the actual level of attainment were at a point between the Tier II and Tier III levels. Should our revenue and earnings per share for the 2007 fiscal year exceed the Tier III level, the bonus potential for that level would also increase based on the amount by which the results exceeded the Tier III goals. At the time the goals were set in January 2007, we believed that the goals, though aggressive in light of prior fiscal year performance, were attainable at the established target levels, but substantial uncertainty nevertheless existed as to the actual attainment of the goals at any of the established levels.
          For the purposes of determining whether the revenue and earnings per share objectives were met for the 2007 fiscal year, the Compensation Committee used the numbers we reported for financial statement purposes in accordance with generally accepted accounting principles in the United States (“GAAP”). Based on those reported financial results, the Compensation Committee determined in January 2008 that neither of the performance goals was attained at the Tier I level, and accordingly no bonuses were awarded for the 2007 fiscal year.
               In January 2008, the Compensation Committee established the cash incentive program for the 2008 fiscal year for the executive officers. The cash bonus opportunity for the 2008 fiscal year is provided under the Company’s Long-Term Incentive Plan (“LTIP”) and will be based on the Company’s attainment of net income and revenue growth targets for that year. If each performance goal is attained at the Tier I level, then the target bonus payable will be 90% of 2008 base salary for Mr. Zafiropoulo and 85% of 2008 base salary for Mr. Wright. Mr. Zafiropoulo and Mr. Wright are our only two executive officers, and therefore the only two executive officers selected for participation in the LTIP for the 2008 fiscal year. The bonus potential for each such officer, as a multiple of his target bonus, is as follows for each level of attainment of the applicable performance goal:
NET INCOME GOAL

LEVEL OF ATTAINMENT	NET INCOME LEVEL (MILLIONS)	MULTIPLE OF TARGET BONUS
Minimum	$3.721	0.25x
Tier I	$7.442	0.50x
Tier II	$10.813	0.75x
Tier III	$14.721	1.0x
REVENUE GOAL

LEVEL OF ATTAINMENT	REVENUE LEVEL (MILLIONS)	MULTIPLE OF TARGET BONUS
Minimum	$98	0.25x
Tier I	$123	0.50x
Tier II	$140	0.75x
Tier III	$160	1.0x
               Long-Term Incentives. We have structured our long-term incentive program for executive officers in the form of equity awards under our 1993 Stock Option/Stock Issuance Plan (the “1993 Plan”). For many years stock option grants were our sole form of equity award. Currently, we use stock option grants in combination with other forms of equity awards available under the 1993 Plan to provide long-term incentives to our executive officers.
               Generally, the Compensation Committee approves equity awards each fiscal year in the first quarter of that year in connection with the annual performance review of our executive officers. In January 2007, the Compensation Committee approved a general policy to grant equity awards only at regularly scheduled quarterly meetings of the Compensation Committee, with such grants to be effective after such meeting at the close of the second full trading day following the release of the Company’s earnings for the previous quarter and with an exercise price per share equal to the closing price per share on the effective date of the grant.
          Each stock option grant is designed to align the interests of the executive officer with those of the stockholders and to provide each individual with a significant incentive to manage the company from the perspective of an owner with an equity stake in the business. Each grant allows the officer to acquire shares of our common stock at a fixed price per share (the closing selling price on the grant date) over a specified period, usually ten years. Options granted in past years generally vest and become exercisable in a series of installments over a fifty month service period, contingent upon the officer’s continued employment with the company. Accordingly, each option will provide a return to the executive officer only to the extent he remains employed with us during the vesting period, and then only if the fair market value of the underlying shares appreciates over the period between grant and exercise of the option.
          In January 2006, the Compensation Committee began to award restricted stock units (“RSUs”) as part of our long-term incentive program. We believe that RSUs are a valuable addition to our long-term incentive program for several reasons, including ongoing concerns over the dilutive effect of option grants on our outstanding shares, our desire to have a more direct correlation between the compensation expense we must take for financial accounting purposes in accordance with Statement of Financial Accounting Standards No. 123 (revised 2004) (“SFAS 123R”) and the actual value delivered to our executive officers and other employees, and the fact that the incentive effects of RSUs are less subject to market volatility than stock options. Each RSU entitles the recipient to one share of our common stock at a designated issue date following the vesting of that unit, without the payment of an exercise price or other cash consideration for the issued share. The units are typically structured to vest in a series of three successive equal annual installments over the executive officer’s period of continued employment, subject to accelerated vesting in the event the officer’s employment terminates under certain circumstances or upon certain changes in control or ownership of the Company. The shares underlying the vested units will be issued following the completion of that three-year vesting period (or, if earlier, upon the occurrence of any of the accelerated vesting events), subject to the Company’s collection of the applicable withholding taxes.
          Based on the Company’s performance in the 2006 fiscal year, neither Mr. Zafiropoulo nor Mr. Wright received equity awards during the 2007 fiscal year. However, as part of the LTIP implemented in January, 2008, the Compensation Committee awarded stock options and RSUs to Mr. Zafiropoulo and Mr. Wright. The awards were made under the 1993 Plan on February 4, 2008 for the number of shares of the Company’s common stock indicated:

		Number of Shares Subject to
Name	Number of Option Shares (#)	Restricted Stock Units (#)
A. Zafiropoulo	75,000	75,000
B. Wright	20,000	5,000
          In determining the total number of shares to award each executive officer in the combined form of stock options and RSUs, the Compensation Committee’s objective was to bring the total direct compensation (salary, bonus and equity) of Mr. Wright to a point between the 55th and the 65th percentile of the peer group, and to bring the total direct compensation of Mr. Zafiropoulo to a point between the 75th and the 90th percentile of the peer group, in each instance based on market data from 2006, adjusted forward to 2008 using a 4% annual rate of increase. For such purpose, the value of the RSUs was calculated on the basis of the closing selling price of the underlying shares of common stock on the award date, and the option awards were valued on the basis of their grant-date fair value. The resulting annualized financial cost to the Company under SFAS 123R was then compared to the compensation expense disclosed in the annual report on Form 10-K for the most recently completed fiscal year of each company in the peer group based on the 2006 market data, adjusted forward to 2008.
               The Compensation Committee believes that the long-term incentive program with its combination of RSUs and stock options will provide our executive officers and other employees with a competitive and more balanced equity compensation package, while at the same time reducing the total number of shares of our common stock issuable under those stock-based awards. This is particularly important for us, since the total direct compensation of our executive officers is weighted to the equity award component.
     Market Timing of Equity Awards.
          The Compensation Committee does not engage in any market timing of the equity awards made to the executive officers or other award recipients. The awards for existing executive officers and employees are generally made in connection with the annual performance review process which generally occurs in the first quarter of the succeeding fiscal year. In addition, in January 2007, the Compensation Committee approved a general policy to grant equity awards only at regularly scheduled quarterly meetings of the Compensation Committee, with such grants to be effective after such a meeting at the close of the second full trading day following the release of the Company’s earnings for the previous quarter and with an exercise price per share equal to the closing price per share on the effective date of the grant. Equity awards for new hires are typically made at the next scheduled Compensation Committee meeting following the employee’s hire date. It is our intent that all stock option grants have an exercise price per share equal to the fair market value per share on the grant date.
     Officer Employment Agreements.
          The Company has entered into employment agreements with Mr. Zafiropoulo and Mr. Wright. A summary of the material terms of those employment agreements, together with a quantification of the severance benefits available under those agreements, may be found in the section of this Annual Report on Form 10-K entitled “Executive Compensation and Other Information — Employment Contracts, Termination of Employment and Change in Control Arrangements.”
          The severance benefits payable under each employment agreement are primarily in the form of salary continuation payments, the accelerated vesting of the deferred portion of any outstanding bonus awards, the vesting of certain outstanding equity awards, the continuation of health care coverage and (for Mr. Zafiropoulo) the continued use of a Company-provided automobile. The severance benefits will be provided under two basic scenarios: (i) an involuntary termination or resignation for good reason in the absence of a change in control and (ii) a termination for any reason following a change in control of the Company. In the change in control scenario, the level of severance benefits is higher in that:
          (a) Both Mr. Zafiropoulo and Mr. Wright will be entitled to lifetime retiree health care coverage for themselves and their spouses, whereas in a non-change-in-control termination, until Mr. Wright attains age 62 and has completed 10 years of service to the Company, only Mr. Zafiropoulo will be entitled to such lifetime coverage. Mr. Zafiropoulo will also be entitled to such lifetime retiree health coverage upon the termination of his employment with the Company for any reason.
          (b) All outstanding equity awards made to Mr. Zafiropoulo and Mr. Wright after July 20, 2003 will immediately vest upon a change in control (whether or not their employment terminates), whereas in a non-change-in-control termination, only a portion of each such award would vest on an accelerated basis.
          (c) The salary continuation period would be twice as long in a change in control termination.
          (d) Mr. Zafiropoulo will be entitled to a full tax gross-up with respect to any excise tax he may incur under Section 4999 of the Internal Revenue Code should any of the severance benefits he receives in a change in control situation be deemed to be a parachute payment under Section 280G of the Internal Revenue Code.
          We believe the severance benefits payable under the employment agreement are fair and reasonable in light of the years of service Mr. Zafiropoulo and Mr. Wright have rendered the Company and the level of dedication and commitment they have shown over those years. We also believe that the higher level of severance benefits payable in a change in control situation is warranted. The severance benefits payable in connection with a change in control provide financial protection against any potential loss of employment that might otherwise occur as a result of an acquisition of the Company and will allow Mr. Zafiropoulo and Mr. Wright to focus their attention on acquisition proposals that are in the best interests of the stockholders, without undue concern as to their own financial situation. We also believe the single trigger vesting acceleration of their equity awards upon a change in control is justified because those awards are designed to serve as the primary vehicle for the executive officers to accumulate financial resources for retirement, and a change in control event is an appropriate liquidation point for awards intended for such purpose. The Company does not provide the executive officers with any defined benefit pension plan or supplemental executive retirement plan, and the only other opportunities for the accumulation of retirement funds is through the limited deferral opportunities provided under the Company’s 401(k) savings plan and the non-qualified deferred compensation plan. Mr. Zafiropoulo has not to date participated in the non-qualified deferred compensation plan, and Mr. Wright has participated only to a modest extent.
          Executive Officer Perquisites.
          It is not our practice to provide our executive officers with any meaningful perquisites. We do, however, provide Mr. Zafiropoulo with a company automobile for which the Company pays all expenses and which he uses from time to time for personal matters. The dollar value of the perquisite attributable to such personal use for the 2007 fiscal year was determined by a straight pro-ration of total company costs between business miles and personal miles.
          Other Programs. Our executive officers are eligible to participate in our 401(k) plan on the same basis as all other regular U.S. employees.
          Deferred Compensation Programs.
               In addition to the bonus component subject to mandatory deferral under the Company’s Long-Term Incentive Compensation Plan described under “Incentive Compensation” above, we maintain a non-qualified deferred compensation program for our executive officers. Such program is described under the heading “Nonqualified Deferred Compensation.” However, as indicated above, we believe that the equity award component of each executive officer’s total direct compensation package should serve as his major source of wealth creation, including the accumulation of substantial resources to fund the executive officer’s retirement years.
     Compliance with Internal Revenue Code Section 162(m). Section 162(m) of the Internal Revenue Code disallows a tax deduction to publicly held companies for compensation paid to certain of their executive officers to the extent such compensation exceeds $1.0 million per covered officer in any year. The limitation applies only to compensation that is not considered to be performance-based under the terms of Section 162(m). The stock options granted to our executives have been structured with the objective of qualifying those awards as performance-based compensation. Non-performance-based compensation paid to our executive officers for the 2007 fiscal did not exceed the $1.0 million limit per officer. However, because we have begun to include service-vesting restricted stock units as a component of equity compensation, it is likely that the non-performance-based compensation payable to our executive officers will exceed the $1.0 million limit in one or more future years. We believe that in establishing the cash and equity incentive compensation programs for our executive officers, the potential deductibility of the compensation payable under those programs should be only one of a number of relevant factors taken into consideration, and not the sole governing factor. For that reason, we may deem it appropriate to provide one or more executive officers with the opportunity to earn incentive compensation, whether through cash bonus programs tied to our financial performance or through RSUs tied to the executive officer’s continued service, which may, together with base salary, exceed in the aggregate the amount deductible by reason of Section 162(m) or other provisions of the Internal Revenue Code. We believe it is important to maintain cash and equity incentive compensation at the levels needed to attract and retain the executive officers essential to our success, even if all or part of that compensation may not be deductible by reason of the Section 162(m) limitation.
Summary Compensation Information
     The following table provides certain summary information concerning the compensation earned for services rendered in all capacities to the Company and its subsidiaries for the years ended December 31, 2006 and 2007 by the Company’s Chief Executive Officer and Chief Financial Officer. Each of the listed individuals served in the indicated capacity throughout the 2007 fiscal year and shall be hereinafter referred to as a “named executive officer.” There were no other executive officers of the Company as of December 31, 2007.

					Change in
					Pension Value
					and
					Nonqualified	All
Name			Stock	Option	Deferred	Other
and Principal		Salary	Awards	Awards	Compensation	Compensation	Total
Position	Year	($)(1)	($)(2)	($)(3)	Earnings ($)	($)	($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)
Arthur W. Zafiropoulo, Chairman of the Board, Chief Executive Officer and President	2007	555,000	415,987	—	—	12,732 (4)	983,719
	2006	555,000	415,987	—	—	16,978	987,965

Bruce R. Wright, Senior Vice President, Finance, Chief Financial Officer and Secretary	2007	294,617	48,000	1,153	8	55,310 (5)	399,088
	2006	273,837	48,000	24,836	—	45,422	392,095

(1)	Includes amounts deferred under the Company’s 401(k) Plan, a qualified deferred compensation plan under section 401(k) of the Internal Revenue Code.

(2)	The amounts in column (d) reflect the dollar amount recognized for financial statement reporting purposes for the fiscal years ended December 31, 2006 and 2007, in accordance with Statement of Financial Accounting Standards No. 123, as revised (“SFAS 123(R)”), with respect to stock awards which vested in those years, including awards granted in earlier years. The reported dollar amount is based on the grant-date fair value of each such stock award, measured in terms of the closing price of the Company’s common stock on the date of the award, and does not take into account any estimated forfeitures related to vesting conditions. For further information concerning such grant-date fair value, please see footnote 5 to the Company’s audited financial statements for the fiscal year ended December 31, 2007 included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 3, 2008. Neither named executive officer forfeited any stock awards in the 2007 fiscal year.

(3)	The amounts in column (e) reflect the dollar amount recognized for financial statement reporting purposes for the fiscal years ended December 31, 2006 and 2007, in accordance with SFAS 123(R), with respect to option awards which vested in those years, including awards granted in earlier years. The reported dollar amount is based on the grant-date fair value of each such option award, as determined pursuant to SFAS 123(R), and does not take into account any estimated forfeitures related to vesting conditions. Assumptions used in the calculation of such grant-date fair value are included in footnote 5 to the Company’s audited financial statements for the fiscal year ended December 31, 2007 included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 3, 2008. Neither of the named officers forfeited any stock options during the 2007 fiscal year.

(4)	Represents (i) a matching contribution made by the Company to the named executive officer’s account under the 401(k) Plan in the amount of $2,000 and (ii) $10,732 attributable to the non-business use of a Company car provided to Mr. Zafiropoulo.

(5)	Represents (i) a matching contribution made by the Company to the named executive officer’s account under the 401(k) Plan in the amount of $2,000 and (ii) $53,310 attributable to the amount accrued by the Company for the 2007 fiscal year with respect to the lifetime retiree health care coverage approved for Mr. Wright in such year. For further information regarding such benefit, please see the section entitled “Employment Contracts, Termination of Employment Agreements and Change in Control” below.
Grants of Plan-Based Awards
     The following table provides certain summary information concerning each grant of an award made to a named executive officer in the 2007 Fiscal Year under a compensation plan.

		Potential Payouts
		Under Non-Equity Incentive
		Plan Awards (1)
	Grant	Threshold	Target	Maximum
Name	Date	($)	($)(2)	($)(3)
(a)	(b)	(c)	(d)	(e)
Arthur W. Zafiropoulo	1/29/07	—	—	1,000,000

Bruce R. Wright	1/29/07	—	—	470,000

(1)	Reflects the potential amounts payable under the Company’s 2007 Management Incentive Plan based on the Company’s attainment of certain revenue and earnings per share goals set at various levels for that year (namely, Tier I, Tier II and Tier III levels). However, no amounts were earned under such plan for the 2007 fiscal year because neither of the 2007 fiscal year goals was attained at the minimum level (Tier I) required for bonus entitlement under such plan. For more information regarding the 2007 Management Incentive Plan, please see the section entitled “Incentive Compensation” in the Company’s Compensation Discussion and Analysis.

(2)	If the level of attainment were above Tier I level but below Tier II level (please see the section entitled “Incentive Compensation” in the Company’s Compensation Discussion and Analysis for the Tier II bonus amount), the bonus potential would be in a dollar amount interpolated on a straight line basis between $0 (the bonus amount at minimum Tier I level performance) and the Tier II dollar amount. Similarly, the bonus potential would be interpolated on a straight line basis if performance attainment were at a point between the Tier II and maximum (Tier III) levels.

(3)	If the level of attainment were above the maximum (Tier III) level, then the bonus potential listed for that level would increase based on the amount by which the maximum goals were exceeded.
               2007 Management Incentive Plan. The performance objectives established under the 2007 Management Incentive Plan for the 2007 fiscal year were tied to separate revenue and earnings per share goals set at target and two above-target levels. Bonus potentials for each participant were set at a designated dollar amount for each of the three specified levels of attainment. Following the close of the 2007 fiscal year, the Compensation Committee reviewed the Company’s financial results for such year and determined that no amounts were earned under such plan in 2007 because neither the revenue goal nor the earnings per share goal was attained at target level. For more information regarding the 2007 Management Incentive Plan, please see the section entitled “Incentive Compensation” in the Company’s Compensation Discussion and Analysis.

     No equity-incentive or other stock-based awards were made to the named executive officers during the 2007 fiscal year. However, each of them received a stock option grant and restricted stock unit award under the Company’s 1993 Stock Option/Stock Issuance Plan on February 4, 2008 for the number of shares of the Company’s common stock indicated:

				SFAS 123(R) Grant
		SFAS 123(R) Grant Date	Number of Shares	Date Fair Value of
	Number of Option	Fair Value of Option	Subject to Restricted	Restricted Stock Unit
Name	Shares (#)	Grant ($)	Stock Units (#)	Award ($)
A. Zafiropoulo	75,000	361,350	75,000	724,500
B. Wright	20,000	96,360	5,000	48,300
               Each option will vest and become exercisable for (i) twenty-four percent (24%) of the option shares upon the named executive officer’s completion of one (1) year of service measured from the February 4, 2008 grant date and (ii) the balance of the option shares in successive equal monthly installments upon his completion of each of the next thirty-eight (38) months of service thereafter. However, each option will vest in full and become exercisable for all the option shares on an accelerated basis upon certain changes in control of the Company.
               Each awarded restricted stock unit will entitle the named executive officer to one share of the Company’s common stock at a designated date following the vesting of that unit. The units will vest in a series of three successive equal annual installments over the named executive officer’s period of continued employment measured from January 1, 2008, subject to accelerated vesting in the event his employment terminates under certain circumstances or upon certain changes in control or ownership of the Company. The shares underlying the vested units will be issued following the completion of that three-year vesting period or (if earlier) upon the occurrence of any of the accelerated vesting events.
Outstanding Equity Awards at Fiscal Year-End
     The following table provides certain summary information concerning outstanding equity awards held by the named executive officers as of December 31, 2007.

	Number of
	Securities			Number of	Market Value
	Underlying			Shares or	of Shares or
	Unexercised	Option	Option	Unitsof Stock	Units of Stock
	Options (#)	Exercise	Expiration	That Have	That Have Not
Name	Exercisable	Price($)	Date	Not Vested(#)	Vested ($)(2)
(a)	(b)	(e)	(f)	(g)	(h)
Arthur W. Zafiropoulo				21,668 (1)	245,715
	65,000	16.16	12/16/2015
	7,082	14.12	1/22/2015
	72,918	14.12	1/22/2015
	80,000	16.01	10/19/2014
	200,000	21.83	7/20/2013
	125,000	11.36	1/27/2013
	7,339	13.67	7/15/2012
	92,661	13.67	7/15/2012
	80,000	13.96	1/29/2012
	8,382	23.82	7/24/2011
	91,618	23.82	7/24/2011
	38,308	27.82	4/17/2011
	22,000	13.375	4/19/2009
Bruce R. Wright				2,500 (1)	28,350
	30,000	16.16	12/16/2015
	40,000	14.12	1/22/2015
	40,000	16.01	10/19/2014
	160,000	21.83	7/20/2013
	75,000	11.36	1/27/2013
	60,000	13.67	7/15/2012
	20,000	13.96	1/29/2012
	30,000	23.82	7/24/2011
	24,500	27.82	4/17/2011
	76,000	11.875	4/18/2010
	56,000	13.125	5/31/2009
	20,000	16.16	4/14/2008

(1)	Reflects the unvested portion of an award of 65,000 and 7,500 restricted stock units (RSUs) granted under the Company’s 1993 Stock Option/Stock Issuance Plan to Mr. Zafiropoulo and Mr. Wright, respectively, on January 31, 2006. Each RSU entitles the recipient to one share of the Company’s common stock at a designated date following the vesting of that unit. The units will vest in a series of three successive equal annual installments over the named executive officer’s period of continued employment measured from January 1, 2006, subject to accelerated vesting in the event his employment terminates under certain circumstances or upon certain changes in control or ownership of the Company. The shares underlying the vested units will be issued following the completion of that three-year vesting period or (if earlier) upon the occurrence of any of the accelerated vesting events.

(2)	Based on the $11.34 closing price of the Company’s common stock on December 31, 2007.

Option Exercises and Stock Vested
     The following table sets forth for each of the named executive officers, the number and value of shares of the Company’s common stock subject to each restricted stock or restricted stock unit award that vested during the year ended December 31, 2007. No stock options or stock appreciation rights were exercised by the named executive officers during the 2007 fiscal year, and none of those officers held any stock appreciation rights as of December 31, 2007.

	Stock Awards
	Number of
	Shares Acquired	Value Realized
Name	on Vesting (#)	on Vesting ($)(1)
(a)	(b)	(c)
Arthur W. Zafiropoulo	21,666	245,692
Bruce R. Wright	2,500	28,350

(1)	Value realized is determined by multiplying (i) the market price of the common stock on the applicable vesting date by (ii) the number of shares as to which each award vested on such date.
Nonqualified Deferred Compensation
Deferred Cash Compensation
     The following table shows the deferred compensation activity for each named executive officer during the 2007 fiscal year under the Company’s Executive Deferred Compensation Plan.

	Executive	Registrant		Aggregate
	Contributions	Contributions	Aggregate	Withdrawals/	Aggregate
	in Last FY	in Last FY	Earnings in	Distributions	Balance at
Name	($)	($)	Last FY ($)	($)	Last FYE ($)
(a)	(b)	(c)	(d)	(e)	(f)
Arthur W. Zafiropoulo	—	—	—	—	—
Bruce R. Wright	2,492	—	8 (1)	—	2,500

(1)	Represents a rate of return for the 2007 fiscal year of approximately 0.3%. The amount in this column is included in the “Change in Pension Value and Nonqualified Deferred Compensation Earnings” column of the Summary Compensation Table and is also included in column (f) of this table. The amount corresponds to a composite of the actual market earnings or losses realized by a select group of investment funds utilized to track the notional investment return on the account balance for the 2007 fiscal year. The only investment fund so utilized for the 2007 fiscal year and the rate of return for such fund for such year was the SLD ING Stock Index (0.3% rate of return).
     Executive Deferred Compensation Plan. The Company has established the Executive Deferred Compensation Plan in order to provide its executive officers and other key employees with the opportunity to defer all or portion of their cash compensation each year. Pursuant to the plan, each participant can elect do defer between 1% and 100% of his or her salary, commissions, bonuses and other awards. Each participant’s contributions to the plan are credited to an account maintained in his or her name on the Company’s books, in which the participant is fully vested at all times. The account is credited with notional earnings (or losses) based on the participant’s investment elections among a select group of investment funds utilized to track the notional investment return on the account balance. There are a total of 17 investment funds available for election, and the participant may change his or her investment choices daily. Upon the participant’s termination of employment for reasons other than retirement or disability, he or she will receive a lump sum distribution of his or her account balance within 60 days following the termination date, subject to any deferral under applicable tax laws. Upon the participant’s disability or retirement, his or her account balance will be distributed in a lump sum, or in 12 or more monthly installments (but not more than 180), pursuant to the participant’s prior election. In the event a participant dies prior to receiving his or her entire account balance under the plan, his or her beneficiary will receive a lump-sum distribution of the remaining balance.

Deferred Equity Compensation
The following table shows the deferred compensation activity for each named executive officer for the 2007 fiscal year attributable to the shares of the Company’s common stock that were vested as of December 31, 2007 under his outstanding restricted stock unit awards but that are subject to a deferred issuance date:

	Executive	Registrant		Aggregate
	Contributions	Contributions	Aggregate	Withdrawals/	Aggregate
	in Last FY	in Last FY	Earnings in	Distributions	Balance at
Name	($)	($)	Last FY ($)(1)	($)	Last FYE ($)
(a)	(b)	(c)	(d)	(e)	(f)
Arthur W. Zafiropoulo	—	—	—	—	$491,385 (2)
Bruce R. Wright	—	—	—	—	$56,700 (3)

(1)	Since no dividends were paid on the Company’s outstanding common stock during the 2007 fiscal year, no amounts were credited to the named executive officer’s deferred share account pursuant to the dividend equivalent rights provided under his outstanding restricted stock units.

(2)	Represents the fair market value of the deferred shares of the Company’s common stock subject to outstanding restricted stock units that had vested as of December 31, 2007. The amount reported was calculated by multiplying those vested deferred shares by the $11.34 per share closing price of the common stock on December 31, 2007. Mr. Zafiropoulo was credited with 43,332 vested deferred shares as of December 31, 2007. $831,974 of compensation cost under SFAS 123R has previously been reported with respect to those deferred shares in the Stock Award column of the Summary Compensation Tables for the 2006 and 2007 fiscal years. The deferred shares had an aggregate grant date fair value of $1,248,000.

(3)	Represents the fair market value of the deferred shares of the Corporation’s common stock subject to outstanding restricted stock units that had vested as of December 31, 2007. The amount reported was calculated by multiplying those vested deferred shares by the $11.34 per share closing price of the common stock on December 31, 2007. Mr. Wright was credited with 5,000 vested deferred shares as of December 31, 2007. $96,000 of compensation cost under SFAS 123R has previously been reported with respect to those deferred shares in the Stock Award column of the Summary Compensation Tables for the 2006 and 2007 fiscal years. The deferred shares had an aggregate grant date fair value of $144,000.
Compensation of Directors
     The following table sets forth certain information regarding the compensation of each non-employee director for service on the Board of Directors during the 2007 fiscal year.

	Fees Earned or
	Paid in Cash	Option Awards	Stock Awards
Name	($)(1)	($)(2)	($)(3)	Total ($)
(a)	(b)	(c)	(d)	(e)
Joel F. Gemunder	49,000	29,685	24,064	102,749
Nicholas Konidaris	48,000	29,685	24,064	101,749
Rick Timmins	66,625	29,685	24,064	120,374
Dennis R Raney	48,875	30,608	24,064	103,547
Henri Richard	45,000	80,008	24,064	149,072
Vincent F. Sollitto	56,500	29,685	24,064	110,249

(1)	Represents cash retainer fees for serving on our Board and committees of the Board and fees for attending meetings of the Board or Board committees.

(2)	The amounts shown reflect the compensation expense recognized for financial statement reporting purposes for the 2007 fiscal year, in accordance with SFAS 123(R), with respect to stock option grants made to such Board members in the 2007 fiscal year or in prior fiscal years. The SFAS 123(R) compensation expense is based on the grant-date fair value of each such option grant and does not take into account any estimated forfeitures related to service-based vesting conditions. Assumptions used in the calculation of the SFAS 123(R) grant-date fair value of each option grant are set forth in Note 5 to our Consolidated Financial Statements for the 2007 fiscal year included in our Annual Report on Form 10-K for such fiscal year. The following table shows for each named individual (a) the grant date of each of his option awards during the 2007 fiscal year, (b) the exercise price, (c) the grant-date fair value of that option (as calculated in accordance with SFAS 123(R)) and (d) the aggregate number of shares subject to all outstanding options held by that individual as of December 31, 2007:

				Number of Shares
				of Common Stock
				Subject to All
			SFAS 123(R)	Outstanding
	Option Grant		Grant-date Fair	Options Held as of
Name	Date	Exercise Price	Value	December 31, 2007

Joel F. Gemunder	—	—	—	56,000
Nicholas Konidaris	—	—	—	56,000
Rick Timmins	—	—	—	56,000
Dennis R Raney	—	—	—	36,000
Henri Richard	2/5/07	$11.96	$45,360	20,000
Vincent F. Sollitto	—	—	—	56,000

(3)	Represents the compensation expense recognized in our financial statements for the 2007 fiscal year, in accordance with the SFAS 123(R), with respect to restricted stock unit awards covering 5,000 shares of the Company’s common stock made during the 2007 fiscal year to each of the following Board members pursuant to the automatic grant program in effect under the 1993 Plan: Messrs. Raney, Richard, Gemunder, Konidaris, Sollitto and Timmins. The SFAS 123(R) grant-date fair value for such 5,000 share award was $63,100, based on the fair market value of our common stock on the award date and was not reduced to take into account any estimated forfeitures related to service-based vesting conditions. The non-employee Board members did not hold any other restricted stock or restricted stock unit awards as of December 31, 2007. The following table shows for each named individual (a) the grant date of his restricted stock unit award during the 2007 fiscal year, (b) the grant-date fair value of that award (as calculated in accordance with SFAS 123(R)); and (c) the aggregate number of shares subject to all outstanding restricted stock units held by that individual as of December 31, 2007:

			Number of Shares
			of Common Stock
			Subject to All
			Outstanding
			Restricted Stock
		SFAS 123(R)	Units Held as of
		Grant-Date Fair	December 31, 2007
Name	Award Date	Value ($)	(#)

Joel F. Gemunder	7/24/07	63,100	5,000
Nicholas Konidaris	7/24/07	63,100	5,000
Rick Timmins	7/24/07	63,100	5,000
Dennis R Raney	7/24/07	63,100	5,000
Henri Richard	7/24/07	63,100	5,000
Vincent F. Sollitto	7/24/07	63,100	5,000
     Director Annual Retainer and Meeting Fees. During the fiscal year ended December 31, 2007, the cash compensation paid to the non-employee Board members was as follows: (i) an annual cash retainer fee of $30,000, (ii) an additional cash fee of $10,000 for service as Chairman of the Audit Committee, (iii) an additional cash fee of $7,500 for service as Chairman of any standing Board committee other than the Audit Committee, (iv) a cash fee of $2,000 per Board meeting, (v) a cash fee of $2,000 per standing Board committee meeting (except that no fee was paid for any Board committee meeting held on the same day as a Board meeting), and (vi) a cash fee of $1,000 per standing Board committee meeting held on the day before or after a Board meeting at the Company’s headquarters.

     1993 Stock Option/Stock Issuance Plan. Pursuant to the automatic grant program in effect under the 1993 Plan, each individual first elected or appointed to the Board as a non-employee director on or after the date of the 2007 Annual Meeting will receive a one-time automatic grant of restricted stock units covering 7,500 shares of the Company’s common stock at the time of his or her initial election or appointment to the Board, provided such individual has not previously been in the Company’s employ. On the date of each Annual Stockholders Meeting, each non-employee Board member who is to continue to serve on the Board, whether or not he or she is standing for re-election to the Board at that particular Annual Meeting and whether or not he or she has been in the prior employ of the Company, will automatically receive an award of restricted stock units covering 5,000 shares of the Company’s common stock. There is no limit on the number of such annual 5,000-share restricted stock unit awards any one individual may receive over his or her period of continued Board service, but no individual will receive a 5,000-share restricted stock unit award for a particular year under the automatic grant program if he or she has received his or her initial restricted stock unit award under the automatic grant program within the immediately preceding six (6) months.
     Each restricted stock unit award granted under the automatic grant program is subject to the following terms and conditions:
          - The shares subject to the initial 7,500-share restricted stock unit award will vest as follows: (i) fifty percent (50%) of the shares will vest upon the director’s completion of one (1) year of Board service measured from the grant date, and the remaining shares will vest in three (3) successive equal annual installments upon such director’s completion of each of the next three (3) years of Board service thereafter. The shares subject to each annual 5,000-share restricted stock unit award will vest upon the earlier of (i) the director’s completion of one (1) year of Board service measured from the grant date or the (ii) the director’s continuation in Board service through the day immediately prior to the Annual Stockholders Meeting immediately following the Annual Stockholders Meeting at which the restricted stock unit award was made.
          - Should the director die or become permanently disabled while serving as a Board member, then the shares of common stock at the time subject to each restricted stock unit award made to that individual under the automatic grant program will immediately vest.
          - The shares of common stock at the time subject to each outstanding restricted stock unit award under the automatic grant program will immediately vest in the event of a change in control of the Company.
          - The shares which vest under each restricted stock unit award will be issued at the time of vesting or as soon as administratively practicable thereafter, but in no event later than the later of the close of the calendar year in which the vesting date occurs or the fifteenth day of the third calendar month following such vesting date. However, one or more awards may be structured so that the issuance of the shares which vest under those awards will be deferred until the director ceases Board service or the occurrence of any earlier event such as a change in control or a designated date.
          - Should any dividend or other distribution payable other than in shares of our common stock be declared and paid on our outstanding common stock while an initial or annual restricted stock unit award under the automatic grant program is outstanding, then a special book account will be established for the non-employee director holding the award and credited with a dividend equivalent to the actual dividend or distribution which would have been paid on the shares subject to the restricted stock unit award had they been issued and outstanding and entitled to that dividend or distribution. The amount attributable to such dividend equivalents will be distributed to the non-employee director concurrently with the issuance of the vested shares to which those dividend equivalents relate.
     Each of the following non-employee Board members received at the 2007Annual Stockholders Meeting an automatic restricted stock unit award covering 5,000 shares of common stock: Messrs. Raney, Richard, Gemunder, Konidaris, Sollitto and Timmins. In addition, Mr. Richard was granted a stock option on February 5, 2007 in recognition of the exceptional services he performed as a non-employee Board member during the 2006 fiscal year. The stock option provides Mr. Richard with the right to purchase 8,000 shares of the Company’s common stock at an exercise price per share of $11.96, the fair market value of the Company’s common stock on such date. Such option was for the same number of option shares, and vested on the same vesting schedule, as the option that Mr. Richard would have received under the Automatic Option Grant Program at the 2006 Annual Meeting, had he completed at least six months of Board service prior to the 2006 Annual Meeting date.

Employment Contracts, Termination of Employment Agreements and Change of Control
1993 Plan
     The Compensation Committee of the Board of Directors has the authority as the administrator of the Company’s 1993 Plan to provide for the accelerated vesting of any shares of the Company’s common stock subject to outstanding equity awards held by the named executive officers and any other executive officers of the Company in the event of (i) an acquisition of the Company by merger or asset sale, (ii) a change in control of the Company effected through the acquisition of more than 50% of the Company’s outstanding common stock or through a change in the majority of the Board as a result of one or more contested elections for Board membership or (iii) upon a termination of their employment (whether involuntarily or through a resignation for good reason) following such acquisition or change in control. The Compensation Committee has structured certain option grants and restricted stock unit awards made to the named executive officers so that those equity awards will vest on an accelerated basis upon such an acquisition or change in control of the Company. In addition, as explained below, the Company’s existing employment agreements with Mr. Zafiropoulo and Mr. Wright also provide for full or partial accelerated vesting should their employment terminate under certain circumstances.
Employment Agreements
     The Company has existing employment agreements with Messrs. Zafiropoulo and Wright that may be summarized as follows:
Mr. Zafiropoulo
     The employment agreement with Mr. Zafiropoulo provides that he will serve as the Chief Executive Officer of the Company and that the Company will use its reasonable best efforts to have him elected as a member of the Board and as Chairman of the Board for so long as he remains so employed by the Company. The employment agreement currently entitles Mr. Zafiropoulo to an annual base salary of $555,000 and a target bonus of up to 60% of base salary (which can be periodically increased by the Compensation Committee and which was set at 90% for the 2007 fiscal year provided both performance goals for that year were attained at Tier I level), and he may also receive stock options or other equity awards from time to time at the discretion of the Compensation Committee. Mr. Zafiropoulo is also entitled to lifetime retiree health care coverage (medical and dental) for himself and his spouse. If the retiree health benefits become taxable to Mr. Zafiropoulo or his spouse, then he or she will be entitled to a full tax gross-up from the Company to cover the taxes attributable to such coverage and any taxes that apply to the gross-up payment.
     Mr. Zafiropoulo’s employment may be terminated by either party at any time, with or without cause. If the Company terminates his employment other than for cause, or in the event of his death, disability or resignation for good reason, Mr. Zafiropoulo (or his beneficiary) will be entitled to receive the deferred portions of all outstanding bonuses earned for prior years, 12 months of continued base salary at the rate then in effect, accelerated vesting of 25% of the stock options and other equity awards granted to him on or after July 21, 2003, an extension of the time to exercise those vested stock options of up to one year and 90 days following the termination of his employment and continued use of a Company car for 12 months with reimbursement from the Company of all related expenses. In addition, the Board may, in its discretion, provide such partial vesting acceleration and extended exercise period for options granted prior to July 21, 2003.
     If, however, Mr. Zafiropoulo’s employment terminates for any reason in connection with a change of control of the Company, then he will, instead, receive the deferred portions of all outstanding bonuses earned for prior years, 24 months of continued base salary at the rate then in effect (or, if greater, in effect immediately prior to the change of control) and continued use of a Company car for 24 months with reimbursement from the Company of all related expenses. In addition, regardless of whether Mr. Zafiropoulo’s employment is terminated following a change of control of the Company, the stock options and other equity awards granted to him on or after July 21, 2003 will fully vest upon a change of control, and the time for exercising those options will be extended up to one year and 90 days following the termination of his employment. In addition, the Board may, in its discretion, provide for similar accelerated vesting and extended exercise period for options granted prior to July 21, 2003.
     Should Mr. Zafiropoulo incur an excise tax under Section 4999 of the Internal Revenue Code with respect to any payments he receives from the Company that constitute a parachute payment under the federal tax laws, then the Company will make a full tax gross-up payment to him to cover such excise tax and any income and employment taxes that apply to the gross-up payment.
     For purposes of the employment agreement, a change of control generally includes:
          • Acquisition of more than 50% of the Company’s voting stock by any person or group of related persons;
          • Change in membership on the Board such that a majority of the directors who are currently on the Board, together with those subsequently nominated by such directors, no longer constitute a majority of the Board;
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
Mr. Wright
     The employment agreement with Mr. Wright provides that he will serve as the Senior Vice President, Finance, Chief Financial Officer, and Secretary of the Company. The employment agreement entitles Mr. Wright to an annual base salary, which is currently set at $325,000, and a target bonus of up to 40% of base salary (which can be increased periodically by the Compensation Committee and which was set at 80% for fiscal year 2007 provided both performance goals for that year were attained at Tier I level), and he may also receive stock options or other equity awards from time to time at the discretion of the Compensation Committee.
     Mr. Wright’s employment may be terminated by either party at any time, with or without cause. If the Company terminates his employment other than for cause, or in the event of his death, disability or resignation for good reason, Mr. Wright (or his beneficiary) will be entitled to receive the deferred portions of all outstanding bonuses earned for prior years, 12 months of continued base salary at the rate then in effect, accelerated vesting of 25% of the stock options and other equity awards granted to him on or after July 21, 2003, an extension of the time to exercise those vested stock options of up to one year and 90 days following the termination of his employment and, except in the case of death, reimbursement of COBRA costs for continued medical coverage for up to 18 months following his termination of employment. In addition, the Board may, in its discretion, provide such partial vesting acceleration and extended exercise period for options granted prior to July 21, 2003.
     If, however, Mr. Wright’s employment terminates for any reason in connection with a change of control of the Company, then he will, instead, receive the deferred portions of all outstanding bonuses earned for prior years, 24 months of continued base salary at the rate then in effect (or, if greater, in effect immediately prior to the change of control) and lifetime retiree health care coverage for himself and his spouse, as described below. In addition, regardless of whether Mr. Wright’s employment is terminated following a change of control of the Company, the stock options and other equity awards granted to him on or after July 21, 2003 will fully vest upon a change of control, and the time for exercising those options will be extended up to one year and 90 days following the termination of his employment. In addition, the Board of Directors may, in its discretion, provide similar vesting accelerated and extended exercise period for options granted prior to July 21, 2003. A change of control for purposes of Mr. Wright’s employment agreement has the same meaning as in Mr. Zafiropoulo’s employment agreement described above.
     In January 2007 the Compensation Committee amended Mr. Wright’s employment agreement to provide Mr. Wright and his spouse with lifetime retiree health care coverage (medical and dental), under either of the following two circumstances, but subject to his payment of the same costs charged an active employee for health care coverage for himself and his spouse: (i) he retires from the Company after attainment of age 62 and completion of at least 10 years of service with the Company or (ii) his employment terminates for any reason following a change of control of the Company.
Quantification of Benefits
     The charts below quantify the potential payments Mr. Zafiropoulo and Mr. Wright would receive based upon the following assumptions:
          (i) the executive’s employment terminated on December 31, 2007 under circumstances entitling him to severance benefits under his employment agreement,
          (ii) as to any benefits tied to the executive’s rate of base salary, the rate of base salary is assumed to be the executive’s rate of base salary as of December 31, 2007, and
          (iii) with respect to the first chart below, as to any benefits tied to a change in control, the change in control is assumed to have occurred on December 31, 2007 and the change in control consideration paid per share of the Company’s outstanding common stock is assumed to be equal to the closing selling price of such common stock on December 31, 2007, which was $11.34 per share.

Benefits Received Upon Termination in Connection with a Change in Control

		Lifetime	Accelerated
		Retiree	Vesting
		Medical	Equity
		Coverage	Awards /	Continued
		(including	Extension of	Use of	Excise
		tax gross-	Stock	Corporate	Tax
	Salary	up for Mr.	Option	Automobile	Gross-Up
Executive	Continuation ($)	Zafiropoulo)($)	Term	($)	($)
Mr. Zafiropoulo	1,100,000	484,568 (1)	1,121,052 (2)	21,464	0
Mr. Wright	590,000	288,136	668,880 (2)	—	—

(1)	Includes a gross-up payment to Mr. Zafiropoulo to cover the taxes attributable to such coverage and any taxes that apply to such gross-up payment.

(2)	Represents (i) the intrinsic value of the accelerated vesting of the named executive officer’s unvested restricted stock units, based on the $11.34 closing price per share of the Company’s common stock on December 31, 2007, plus (ii) the value of the extension of the option term of all outstanding options held by the named executive officer on December 31, 2007 from 90 days to 455 days, estimated by using the Black-Scholes option pricing model, in accordance with the provisions of SFAS 123R.
Benefits Received Upon Termination Not in Connection with a Change in Control

		Lifetime		Accelerated
		Retiree		Vesting of	Continued
		Medical		Stock Options	Use of
	Salary	Coverage		and other	Corporate
	Continuation	(including tax		Equity	Automobile
Executive	($)	gross-up) ($)	COBRA ($)	Awards ($)	($)
Mr. Zafiropoulo	555,000	484,568 (1)	—	1,059,612 (2)	10,732
Mr. Wright	295,000	—	18,705	661,792 (2)	—

(1)	Includes a gross-up payment to Mr. Zafiropoulo to cover the taxes attributable to such coverage and any taxes that apply to such gross-up payment.

(2)	Represents (i) the intrinsic value of the accelerated vesting of the named executive officer’s unvested restricted stock units, based on the $11.34 closing price per share of the Company’s common stock on December 31, 2007 plus (ii) the value of the extension of the option term of all outstanding options held by the named executive officer on December 31, 2007 from 90 days to 455 days, estimated by using the Black-Scholes option pricing model, in accordance with the provisions of SFAS 123R.
     Mr. Zafiropoulo and his spouse will also be entitled to lifetime retiree health care coverage at the Company’s expense upon the termination of his employment for any other reason. In addition, Mr. Zafiropoulo and Mr. Wright will each be entitled, upon their termination of employment for any reason, to exercise their outstanding vested stock options and to receive any deferred shares of the Company’s common stock subject to their vested restricted stock unit awards.
COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION
     Messrs. Gemunder, Richard, Sollitto and Timmins served as members of the Company’s Compensation Committee during the fiscal year completed December 31, 2007. No member of the Compensation Committee is a former or current officer or employee of the Company or any of its subsidiaries. No executive officer of the Company serves as a member of the board of directors or compensation committee of any entity which has one or more of its executive officers serving as a member of the Company’s Board of Directors or Compensation Committee.

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
Compensation Committee
Joel F. Gemunder
Henri Richard
Vincent F. Sollitto, Jr.
Rick Timmins
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Equity Compensation Information for Plans or Individual Arrangements with Employees and Non-Employees
     The following table provides information as of December 31, 2007 with respect to the shares of the Company’s common stock that may be issued under the Company’s existing equity compensation plans. There are no outstanding options assumed by the Company in connection with its acquisitions of other companies, and there are no assumed plans under which options can currently be granted.

	A	B	C
			Number of Securities
			Remaining Available for
	Number of Securities to		Future Issuance Under
	be Issued upon Exercise	Weighted Average	Equity Compensation
	of Outstanding Options,	Exercise Price of	Plans (Excluding
	Restricted Stock Units	Outstanding	Securities Reflected in
Plan Category	and Other Rights (#) (3)	Options (4)	Column A) (#) (5)
Equity Compensation Plans Approved by Stockholders(1)	4,415,187	$17.99	1,627,468
Equity Compensation Plans Not Approved by Stockholders(2)	1,133,756	$15.03	28,913

Total	5,548,943	$17.36	1,656,381

(1)	Consists solely of the Company’s 1993 Stock Option/Stock Issuance Plan.

(2)	Consists solely of the Company’s 1998 Supplemental Stock Option/Stock Issuance Plan.

(3)	Includes 172,166 shares subject to restricted stock units that will entitle each holder to one share of common stock for each unit that vests over the holder’s period of continued service with the Company.

(4)	Calculated without taking into account the 172,166 shares of common stock subject to outstanding restricted stock units that will become issuable following the vesting of those units, without any cash consideration or other payment required for those shares.

(5)	As of December 31, 2007, 1,627,468 shares of common stock were available for issuance under the 1993 Stock Option/Stock Issuance Plan. Such shares may be issued under the 1993 Stock Option/Stock Issuance Plan upon the exercise of stock options or stock appreciation rights granted under such plan, or the shares may be issued under the stock issuance program in effect under such plan through direct stock bonuses or pursuant to restricted stock awards or restricted stock units which vest upon the attainment of prescribed performance milestones or the completion of designated service periods.
The Supplemental Stock Option/Stock Issuance Plan
     The Supplemental Stock Option/Stock Issuance Plan (the “Supplemental Plan”) was implemented by the Board in October 1998 as a non-stockholder approved plan under which option grants or direct stock issuances may be made to employees who at the time of the grant are neither executive officers or Board members nor hold the title of Vice President or General Manager. The Board has authorized 1,950,000 shares of Common Stock for issuance under the Supplemental Plan. All option grants must have an exercise price per share not less than the fair market value per share of the Common Stock on the grant date. Such options will not have a maximum term in excess of ten years and will terminate earlier within a specified period following the optionee’s cessation of service with the Company (or any parent or subsidiary Company). Each granted option will vest in one or more installments over the optionee’s period of service with the Company. However, the options will vest on an accelerated basis in the event the Company is acquired and those options are not assumed, replaced or otherwise continued in effect by the acquiring entity. Direct stock issuances may be made with similar vesting conditions. All options granted under the Supplemental Plan will be non-statutory stock options under the Federal tax laws. As of December 31, 2007, options covering 1,133,756 shares of Common Stock were outstanding under the Supplemental Plan, 28,913 shares remained available for future option grants, and options covering 787,331 had been exercised.
     Share issuances under the 1993 Stock Option/Stock Issuance Plan will not reduce or otherwise affect the number of shares of Common Stock available for issuance under the Supplemental Plan, and share issuances under the Supplemental Plan will not reduce or otherwise affect the number of shares of Common Stock available for issuance under the 1993 Stock Option/Stock Issuance Plan.
OWNERSHIP OF SECURITIES
     The following table sets forth certain information known to the Company with respect to the beneficial ownership of the Company’s Common Stock as of March 31, 2008 (unless otherwise stated in the footnotes) by (i) all persons known to the Company who are or who may be deemed beneficial owners of five percent (5%) or more of the Company’s Common Stock based solely on a review of Form 4, Schedule 13G and Schedule 13D filings with the Securities and Exchange Commission since January 1, 2007, (ii) each director of the Company, (iii) the named executive officers and (iv) all current directors and executive officers as a group. Unless otherwise indicated, the principal address of each of the stockholders below is c/o Ultratech, Inc., 3050 Zanker Road, San Jose, CA, 95134. Unless otherwise indicated, each of the security holders has sole voting and investment power with respect to the shares beneficially owned, subject to community property laws, where applicable. Except as otherwise indicated in the footnotes to the table or for shares of common stock held in brokerage accounts, which may from time to time, together with other securities held in those accounts, serve as collateral for margin loans made from such accounts, none of the shares reported as beneficially owned are currently pledged as securities for any outstanding loan or indebtedness.

	Shares of Common Stock	Percentage of Shares
Name and Address of Beneficial Owner(1)	Beneficially Owned	Beneficially Owned(1)
Temujin Holdings Ltd. (2)	3,976,751	17.0%
Thales Fund Management, LLC
Marek T. Fludzinski
140 Broadway, 45th Floor
New York, NY 10005
Tocqueville Asset Management, L.P. (3)	3,259,124	13.9%
40 West 57th Street, 19th Floor
New York, New York 10019
Artisan Partners Limited Partnership (4)	2,489,200	10.7%
Artisan Investment Corporation
ZFIC, Inc.
Andrew A. Ziegler
Carlene M. Ziegler
Artisan Funds, Inc.
875 East Wisconsin Avenue, Suite 800
Milwaukee, WI 53202
David J. Greene and Company, LLC (5)	1,746,944	7.5%
599 Lexington Avenue
New York, NY 10022
Wells Fargo & Company (6)	1,448,522	6.2%
Wells Capital Management Incorporated
Wells Fargo Funds Management, LLC
Lowry Hill Investment Advisors, Inc.
420 Montgomery Street
San Francisco, CA 94104
Barclays Global Investors, NA (7)	1,262,173	5.4%
Barclays Global Fund Advisors
Barclays Global Investors, Ltd
45 Fremont Street
San Francisco, CA 94105
Seasons Capital Management, LLC (8)	1,254,857	5.4%
50 California Street, Suite 2750
San Francisco, CA 94111
Arthur W. Zafiropoulo (9)	2,310,417	9.9%
Bruce R. Wright (10)	671,211	2.9%
Joel Gemunder (11)	57,000	*
Rick Timmins (12)	68,500	*
Vincent F. Sollitto (13)	56,000	*
Nicholas Konidaris (14)	56,000	*
Dennis Raney (15)	38,000	*
Henri Richard (16)	16,000	*
All current directors and executive officers as a group (8 persons) (17)	3,273,128	14.0%

*	Less than one percent of the outstanding Common Stock.

(1)	Percentage of ownership is based on 23,371,055 shares of Common Stock issued and outstanding on March 31, 2008. This percentage also takes into account the Common Stock to which such individual or entity has the right to acquire beneficial ownership within sixty (60) days after March 31, 2008, including, but not limited to, through the exercise of options or pursuant to outstanding restricted stock units; however, such Common Stock will not be deemed outstanding for the purpose of computing the percentage owned by any other individual or entity. Such calculation is required by Rule 13d-3(d)(1)(i) under the Securities Exchange Act of 1934, as amended.

(2)	Temujin Holdings, Ltd. (“Temujin”), Thales Fund Management, LLC (“Thales”) and Marek T. Fludzinski information is based on their Schedule 13D filed with the Securities and Exchange Commission on February 6, 2008. According to the Schedule 13D, Thales and Marek T. Fludzinski disclaim beneficial ownership of the shares held by Temujin. Thales is the investment manager for Temujin, and in its capacity as investment manager, has sole power to vote and dispose of the shares owned by Temujin. Marek T. Fludzinski is a principal of Thales.

(3)	Tocqueville Asset Management, L.P. information based on its Schedule 13G filed with the Securities and Exchange Commission on February 14, 2008.

(4)	Information regarding Artisan Partners Limited Partnership, Artisan Investment Corporation, ZFIC, Inc., Andrew A. Ziegler, Carlene M. Ziegler and Artisan Funds, Inc. is based on their Schedule 13G filed with the Securities and Exchange Commission on March 7, 2008. According to the Schedule 13G, Artisan Funds, Inc. has beneficial ownership over 1,304,100 shares, and the remaining investors have beneficial ownership over 2,489,200 shares, including the shares held by Artisan Funds, Inc.

(5)	Information regarding David J. Greene and Company, LLC is based on its Schedule 13G filed with the Securities and Exchange Commission on January 25, 2008.

(6)	Information regarding Wells Fargo & Company, Wells Capital Management Incorporated, Wells Fargo Funds Management, LLC and Lowry Hill Investment Advisors, Inc. is based on their Schedule 13G filed with the Securities and Exchange Commission on February 8, 2008.

(7)	Information regarding Barclays Global Investors, NA, Barclays Global Fund Advisors and Barclays Global Investors, Ltd is based on their Schedule 13G filed with the Securities and Exchange Commission on February 5, 2008.

(8)	Information regarding Seasons Capital Management, LLC is based on its Schedule 13G filed with the Securities and Exchange Commission on February 14, 2008.

(9)	Includes 1,320,109 shares held in the name of Arthur W. Zafiropoulo, trustee of the Separate Property Trust, dated July 20, 1998, for the benefit of Arthur W. Zafiropoulo. Includes 890,308 shares of the Company’s Common Stock subject to options which are currently exercisable or which will become exercisable within 60 days after March 31, 2008. Also includes 100,000 shares held in the name of the Zafiropoulo Family Foundation.

(10)	Includes 59,711 shares held in the name of the Bruce Wright & Kathryn Wright Living Trust UA dated January 3, 1996. Includes 611,500 shares of the Company’s Common Stock subject to options which are currently exercisable or which will become exercisable within 60 days after March 31, 2008.

(11)	Includes 56,000 shares of the Company’s Common Stock subject to options which are currently exercisable or which will become exercisable within 60 days after March 31, 2008.

(12)	Includes 56,000 shares of the Company’s Common Stock subject to options which are currently exercisable or which will become exercisable within 60 days after March 31, 2008.

(13)	Consists of 56,000 shares of the Company’s Common Stock subject to options which are currently exercisable or which will become exercisable within 60 days after March 31, 2008.

(14)	Consists of 56,000 shares of the Company’s Common Stock subject to options which are currently exercisable or which will become exercisable within 60 days after March 31, 2008.

(15)	Includes 36,000 shares of the Company’s Common Stock subject to options which are currently exercisable or which will become exercisable within 60 days after March 31, 2008.

(16)	Consists of 16,000 shares of the Company’s Common Stock subject to options which are currently exercisable or which will become exercisable within 60 days after March 31, 2008.

(17)	Includes 1,777,808 shares of the Company’s Common Stock subject to options which are currently exercisable or which will become exercisable within 60 days after March 31, 2008.

Item 13. Certain Relationships and Related Transactions, and Director Independence
CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
          The Company’s Amended and Restated Certificate of Incorporation and Bylaws provide for indemnification of all directors and officers. In addition, each director and officer of the Company has entered into a separate indemnification agreement with the Company.
          In fiscal year 2007, AMD purchased Company products for a total of $5.9 million, representing 5.3% of the Company’s net sales for that year. Mr. Henri Richard was an executive officer of AMD until September 2007. The Board of Directors had previously determined that because of the relationship between the Company and AMD, Mr. Richard did not qualify as an independent director. The Audit Committee approved the sale of the Company’s products and services to AMD in the ordinary course of business. However, as of September 2007, Mr. Richard was no longer employed by AMD, and the Board has now determined that he qualifies as an independent director under Rule 4200 of the NASDAQ Marketplace Rules.
          Scott Zafiropoulo, the son of Arthur Zafiropoulo, the Company’s Chairman of the Board and Chief Executive Officer, is an employee of the Company. In fiscal year 2007, Mr. S. Zafiropoulo earned approximately $171,000 in salary. In addition, in October 2007, Mr. S. Zafiropoulo received a stock option in connection with his employment to purchase 7,500 shares of the Company's common stock subject to the following vesting schedule: 24% of the shares will vest upon his completion of one year of service measured from the grant date, and the remaining shares will vest in 38 successive equal monthly installments upon his completion of each of the next 38 months of service thereafter.
          The Board of Directors has adopted a written policy that all material transactions with affiliates will be on terms no more or less favorable to the Company than those available from unaffiliated third parties and will be approved by the Audit Committee.
DIRECTOR INDEPENDENCE
          The Board has determined that each of Messrs. Gemunder, Konidaris, Raney, Richard, Sollitto and Timmins is an “independent director” as that term is defined in Rule 4200 of the NASDAQ Marketplace Rules.
Item 14. Principal Accountant Fees and Services
          Audit Fees
          Audit fees billed to the Company by Ernst & Young LLP for professional services rendered for the audit of the Company’s 2007 annual financial statements, review of quarterly financial statements, audit services in connection with statutory filings, consents, review of documents filed with the SEC, Section 404 review of internal control over financial reporting, and accounting and financial reporting consultation totaled $1,362,751. Audit fees billed to the Company by Ernst & Young LLP for professional services rendered for the audit of the Company’s 2006 annual financial statements, review of quarterly financial statements, audit services in connection with statutory filings, consents, review of documents filed with the SEC, and accounting and financial reporting consultation totaled $1,486,262.
          Audit-Related Fees
          There were no audit-related fees billed to the Company by Ernst & Young LLP during the Company’s 2007 and 2006 fiscal years.
          Tax Fees
          There were no tax fees billed to the Company by Ernst & Young LLP during the Company’s 2007 and 2006 fiscal years.
          All Other Fees
          Other than as set forth above, there were no other fees billed to the Company by Ernst & Young LLP during the Company’s 2007 and 2006 fiscal years.
          All of the 2007 audit fees, audit-related fees and tax fees, and all other fees, were approved by the Audit Committee of the Company’s Board of Directors. The Audit Committee has delegated to Mr. Timmins the ability to approve, on behalf of the Audit Committee and in accordance with Section 10A under the Securities Exchange Act of 1934, services to be performed by the Company’s independent auditors.
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

ULTRATECH, INC.
Date: April 29, 2008	By:	/s/ ARTHUR ZAFIROPOULO
Arthur Zafiropoulo
Chairman of the Board of Directors and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ ARTHUR ZAFIROPOULO Arthur Zafiropoulo	Chairman of the Board of Directors and Chief Executive Officer (Principal Executive Officer)	April 29, 2008

/s/ BRUCE WRIGHT Bruce Wright	Senior Vice President, Finance, Chief Financial Officer and Secretary (Principal Financial and Accounting Officer)	April 29, 2008

* Dennis Raney	Director	April 29, 2008

* Rick Timmins	Director	April 29, 2008

* Henri P Richard	Director	April 29, 2008

* Joel Gemunder	Director	April 29, 2008

* Nicholas Konidaris	Director	April 29, 2008

* Vincent F. Sollitto	Director	April 29, 2008

*	Art Zafiropoulo, by signing his name hereto, does sign this document on behalf of the above noted individuals, pursuant to powers of attorney duly executed by such individuals, which have been filed with the original Annual Report on Form 10-K filed with the SEC on March 3, 2008.
     By:

/s/ ARTHUR ZAFIROPOULO Arthur Zafiropoulo Attorney-in-Fact	Chairman of the Board of Directors and Chief Executive Officer (Principal Executive Officer)	April 29, 2008

EXHIBIT INDEX

Exhibit	Description

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002