Form 10-Q
period 2008-03-29
ULTRATECH INC
filed 2008-04-29
CIK 909791

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 29, 2008

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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer, or a smaller reporting company. See definition of “accelerated filer,” “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding as of April 25, 2008
common stock, $.001 par value	23,371,055

ULTRATECH, INC.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
ULTRATECH, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 29,	December 31,
(In thousands )	2008	2007*
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$65,367	$54,586
Short-term investments	75,343	77,412
Accounts receivable, net	24,005	30,562
Inventories, net	30,113	29,128
Prepaid expenses and other current assets	3,238	3,874

Total current assets	198,066	195,562

Equipment and leasehold improvements, net	16,557	16,826
Demonstration inventories	3,516	3,652
Other assets	2,750	2,601

Total assets	$220,889	$218,641

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Notes payable	$5,082	$5,794
Accounts payable	10,135	8,200
Deferred product and services income	6,206	10,161
Other current liabilities	11,911	9,552

Total current liabilities	33,334	33,707

Other liabilities	7,125	7,534

Stockholders’ equity	180,430	177,400

Total liabilities and stockholders’ equity	$220,889	$218,641

*	The Balance Sheet as of December 31, 2007 has been derived from the audited financial statements at that date.
See accompanying notes to unaudited condensed consolidated financial statements

ULTRATECH, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended
	March 29,	March 31,
(In thousands, except per share amounts)	2008	2007
Net sales:
Products	$26,948	$23,507
Services	4,188	3,861

Total net sales	31,136	27,368

Cost of sales:
Cost of products sold	13,677	14,460
Cost of services	2,095	2,108

Total cost of sales	15,772	16,568

Gross profit	15,364	10,800

Operating expenses:
Research, development, and engineering	5,971	5,964
Selling, general, and administrative	8,512	9,302

Operating income (loss)	881	(4,466)

Interest expense	(72)	(333)
Interest and other income, net	1,309	1,669

Income (loss) before income tax	2,118	(3,130)
Provision for income taxes	166	115

Net income (loss)	$1,952	$(3,245)

Net income (loss) per share — basic	$0.08	$(0.14)
Number of shares used in per share computations — basic	23,456	23,285
Net income (loss) per share — diluted	$0.08	$(0.14)
Number of shares used in per share computations — diluted	23,473	23,285
See accompanying notes to unaudited condensed consolidated financial statements

ULTRATECH, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended
	March 29,	March 31,
(In thousands)	2008	2007
Cash flows from operating activities:
Net income (loss)	$1,952	$(3,245)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	1,527	1,513
Amortization	291	150
Accretion of asset retirement obligations	38	37
Loss on disposal of equipment	—	4
Stock-based compensation	522	359
Changes in operating assets and liabilities:
Accounts receivable	6,557	(8,545)
Inventories	(1,487)	1,234
Prepaid expenses and other current assets	636	70
Other assets	(149)	824
Accounts payable	1,935	(793)
Deferred product and services income	(3,955)	1,568
Other current liabilities	2,352	1,483
Other liabilities	(419)	(762)

Net cash provided by (used in) operating activities	9,800	(6,103)

Cash flows from investing activities:
Capital expenditures	(923)	(687)
Purchase of investments	(29,801)	(6,453)
Proceeds from sales and maturities of investments	32,495	15,302

Net cash provided by investing activities	1,771	8,162

Cash flows from financing activities:
Proceeds from notes payable	5,083	9,628
Repayment of notes payable	(5,795)	(324)
Proceeds from issuance of common stock	—	381

Net cash provided by (used in) financing activities	(712)	9,685

Net effect of exchange rate changes on cash and cash equivalents	(78)	(132)

Net increase in cash and cash equivalents	10,781	11,612

Cash and cash equivalents at beginning of period	54,586	23,883

Cash and cash equivalents at end of period	$65,367	$35,495

Supplemental disclosures of cash flow information:
Other non-cash activities:
Systems transferred from (to) inventory to (from) equipment and other assets	$503	$(1,463)
Capital lease of phone system	$42	$—
See accompanying notes to unaudited condensed consolidated financial statements

Ultratech, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
March 29, 2008
(1) Description of Business
Ultratech, Inc. (referred to as “Ultratech,” the “Company” and “we”) develops, manufactures and markets photolithography and laser thermal processing equipment for manufacturers of integrated circuits and nanotechnology components located throughout North America, Europe, Japan, Taiwan and the rest of Asia.
We supply step-and-repeat photolithography systems based on one-to-one imaging technology. Within the integrated circuits industry, we target the market for advanced packaging applications. Within the nanotechnology industry, our target markets include thin film head magnetic recording devices, ink jet print heads, laser diodes and light emitting diodes (“LEDs”). Our laser thermal processing equipment is targeted at advanced annealing applications within the semiconductor industry.
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
Our fiscal period ends on the Saturday closest to month-end. All references to the quarter refer to our fiscal quarter. Our fiscal quarters covered by this report ended on March 29, 2008 and March 31, 2007.
Operating results for the three months ended March 29, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008 or any future period.
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
IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS — In March 2008, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 161, Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133 (“SFAS No. 161”), which requires enhanced disclosures about an entity’s derivative and hedging activities. The statement requires that objectives for using derivative instruments be disclosed in terms of underlying risk and accounting designation. SFAS No. 161 is effective for fiscal years beginning after November 15, 2008 and interim periods within those fiscal years, with earlier adoption encouraged. We are currently in the process of determining the impact, if any, of adopting the provisions of SFAS No. 161 on our results of operations or financial position.

(3) Stock-Based Compensation
Stock-based compensation expense recognized under SFAS No. 123 (revised 2004), Share-Based Payment (SFAS No. 123R), for employees and directors and the effect on our Condensed Consolidated Statements of Operations were as follows:

	Three Months Ended
	March 29,	March 31,
(In thousands)	2008	2007
Cost of Sales	$28	$33
Research, development, and engineering	107	78
Selling, general and administrative expenses	387	248

Total stock-based compensation expense	522	359
Tax benefit related to stock-based compensation expense	—	—

Net effect on net income (loss)	$522	$359

Compensation cost capitalized as part of inventory was immaterial during each of the three-month periods ended March 29, 2008 and March 31, 2007.
As required by SFAS No. 123R, we estimate expected option forfeitures and recognize compensation costs only for those equity awards expected to vest. As of March 29, 2008, there were $5.5 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under our 1993 Stock Option Plan/Stock Issuance Plan, as amended, and our 1998 Supplemental Stock Option/Stock Issuance Plan, as amended (collectively, the Plans). That cost is expected to be recognized over a weighted average period of 2.0 years.
These Plans provide for the grant of qualified and non-qualified stock-based awards to our eligible employees, consultants and advisors and non-employee directors. We believe that such awards better align the interests of our employees with those of our stockholders. As of March 29, 2008, there were a total of 1.6 million shares reserved for future awards under these Plans.
We used the following weighted-average assumptions to estimate the fair value of our stock options granted during the three-month periods ended March 29, 2008 and March 31, 2007:

	Three Months Ended
	March 29,	March 31,
	2008	2007
Expected life (in years)	5.33	4.94
Risk-free interest rate	2.78%	4.80%
Volatility factor	0.49	0.48
Dividend yield	—	—
(4) Net Income (Loss) Per Share
The following sets forth the computation of basic and diluted net income (loss) per share:

	Three Months Ended
	March 29,	March 31,
(In thousands, except per share amounts)	2008	2007
Numerator:
Net income (loss)	$1,952	$(3,245)

Denominator:
Basic weighted-average shares outstanding	23,456	23,285
Effect of dilutive employee stock options and restricted stock units	17	—

Diluted weighted-average shares outstanding	23,473	23,285

Net income (loss) per share — basic:
Net income (loss)	$0.08	$(0.14)

Net income (loss) per share — diluted:
Net income (loss)	$0.08	$(0.14)

For the three-month period ended March 29, 2008, 5.3 million shares of common stock subject to outstanding options were excluded from the computation of diluted net income (loss) per share, as the effect would have been anti-dilutive, compared to 5.9 million shares of common stock subject to outstanding option in the corresponding period of 2007. In addition, for each of the three-month periods ended March 29, 2008 and March 31, 2007, 0.1 million shares of common stock underlying outstanding restricted stock units were excluded from the computation as well. Options and restricted stock units are anti-dilutive when we have a net loss or when the exercise price and the average unrecognized compensation cost of the stock option or restricted stock unit is greater than the average market price of our common stock during the period.
(5) Fair Value Measurements
On January 1, 2008, we adopted SFAS No. 157, Fair Value Measurements (“SFAS No. 157”), for financial assets and liabilities recognized at fair value on a recurring basis. In February 2008, the FASB issued FASB Staff Position No. 157-2, Effective Date of FASB Statement No. 157, which delays the effective date of SFAS No. 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), until fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. These nonfinancial items include assets and liabilities such as reporting units measured at fair value in a goodwill impairment test and nonfinancial assets acquired and liabilities assumed in a business combination.
We measure certain financial assets and liabilities at fair value on a recurring basis, including available-for-sale securities and foreign currency derivatives. The fair value of these certain financial assets and liabilities was determined using the following inputs at March 29, 2008:

	Fair Value Measurements at Reporting Date Using
		Quated Prices in		Significant
		Active Markets for	Significant Other	Unobservable
		Identical Assets	Observable Inputs	Inputs
(In thousands)	Total	(Level 1)	(Level 2)	(Level 3)
Available-for-sale securities(1)	$114,440	$—	$114,440	$—
Foreign currency derivatives(2)	738	—	738	—

	$115,178	$—	$115,178	$—

(1)	Included in cash and cash equivalents and short-term investments on our condensed consolidated balance sheet.

(2)	Included in current liabilities on our condensed consolidated balance sheet.

Our available-for-sale securities at March 29, 2008 consisted of U.S. treasury securities (77% of total), corporate notes (7% of total), commercial paper (10% of total) and money market funds (6% of total). Included in available-for-sale securities at March 29, 2008 were cash equivalents of $39.1 million. Cash equivalents consist primarily of instruments with remaining maturities of three months or less at the date of purchase.
Foreign currency derivatives at March 29, 2008 consisted of forward foreign exchange contracts for the Japanese Yen.
(6) Inventories
Inventories consist of the following:

	March 29,	December 31,
(In thousands)	2008	2007
Raw materials	$16,759	$18,016
Work-in-process	11,001	6,938
Finished products	2,353	4,174

	$30,113	$29,128

(7) Notes Payable
We have a line of credit agreement with a brokerage firm. Under the terms of this agreement, we may borrow funds at a cost equal to the current Federal funds open rate plus 125 basis points (approximately 3.50% as of March 29, 2008). Certain of our cash, cash equivalents and investments secure borrowings outstanding under this facility, but we are not restricted in the use of those assets. Funds are advanced to us under this facility based on pre-determined advance rates on the cash and securities held by us in this brokerage account. This agreement has no set expiration date and there are no loan covenants, other than the aforementioned collateral requirement. As of March 29, 2008, $5.1 million was outstanding under this facility, with a related collateral requirement of approximately $6.8 million of our cash, cash equivalents and investments.
(8) Other Current Liabilities
Other current liabilities consist of the following:

	March 29,	December 31,
(In thousands)	2008	2007
Salaries and benefits	$4,014	$3,545
Warranty accrual	1,947	2,112
Advance billings	40	115
Accrued taxes-other	2,709	863
Reserve for losses on purchase order commitments	274	508
Capital lease, current portion	107	99
Other	2,820	2,310

	$11,911	$9,552

Warranty Accrual
We generally warrant our products for a period of 12 months for new products, or three months for refurbished products, from the date of customer acceptance for material and labor to repair the product; accordingly, an accrual for the estimated cost of the warranty is recorded at the time the product is shipped. Extended warranty terms, if granted, result in deferral of revenue equating to our standard pricing for similar service contracts. Recognition of the related warranty cost is deferred until product revenue is recognized. Factors that affect our warranty liability include the number of installed units, historical and anticipated rates of warranty claims, and cost per claim. We periodically assess the adequacy of our recorded warranty liabilities and adjust the amounts as necessary. We believe our warranty accrual, as of March 29, 2008, will be sufficient to satisfy outstanding obligations as of that date. Changes in our warranty accrual are as follows:

	Three Months Ended
	March 29,	March 31,
(In thousands)	2008	2007
Balance, beginning of the period	$2,112	$2,264
Warranties issued during the period	715	1,061
Settlements made during the period	(485)	(1,019)
Changes in liability for pre-existing warranties	(395)	72

Balance, end of the period	$1,947	$2,378

Deferred Services Revenue
We sell service contracts for which revenue is deferred and recognized ratably over the contract period for time based service contracts, or as service hours are delivered for contracts based on a purchased quantity of hours. Changes in our deferred service revenue are as follows:

	Three Months Ended
	March 29,	March 31,
(In thousands)	2008	2007
Balance, beginning of the period	$2,087	$2,444
Service contracts sold during the period	930	1,120
Service contract revenue recognized during the period	(629)	(1,269)

Balance, end of the period	$2,388	$2,295

(9) Other Liabilities
Other liabilities consist of the following:

	March 29,	December 31,
(In thousands)	2008	2007
Deferred rent	$1,970	$2,093
Deferred compensation	1,102	1,287
Long-term income taxes payable	363	363
Asset retirement obligation	2,107	2,222
Postretirement medical obligation	784	773
Long-term capital lease	470	463
Other	329	333

	$7,125	$7,534

(10) Accumulated Other Comprehensive Income (Loss)
The components of comprehensive income (loss), net of tax, are as follows:

	Three Months Ended
	March 29,	March 31,
(In thousands)	2008	2007
Net income (loss)	$1,952	$(3,245)
Other comprehensive income:
Unrealized gain (loss) on available-for-sale investments	625	(585)
Unrealized loss on foreign exchange forward contracts	(79)	—
Change in minimum postretirement medical obligation	10	(188)

Comprehensive income (loss)	$2,508	$(4,018)

Accumulated other comprehensive income (loss), net of tax, is comprised of the following items:

	March 29,	December 31,
(In thousands)	2008	2007
Unrealized gain (loss) on:
Available-for-sale investments	$829	$204
Foreign exchange forward contracts	—	79
Change in minimum postretirement medical obligation	(182)	(192)

Accumulated other comprehensive income at end of period	$647	$91

(11) Exit Activities
       Changes in our accrued severance and benefits charges in connection with exit activities are as follows:

	Balance at			Balance at
	December 31,			March 29,
(In thousands)	2007	Expenses	Payments	2008
Severance and benefits (2006)	$46	$—	$(33)	$13
Severance and benefits (2007)	382	—	(225)	157

Total	$428	$—	$(258)	$170

We did not have any exit activity during the first quarter of 2008 as compared to $0.7 million recorded during the comparable quarter of 2007. As of March 29, 2008, the remaining balance of $0.2 million, which related to severance and benefit payments for exit activities incurred in 2006 and 2007, will be fully paid by the second quarter of 2008.
(12) Employee Benefit Plans
Employee bonus plans
We currently sponsor an executive incentive bonus plan that distributes employee awards based on the achievement of predetermined targets. We recorded a charge of $0.2 million under this bonus plan for the three-month periods ended March 29, 2008 compared to no charge for the corresponding period of 2007.
Employee savings and retirement plans
We sponsor a 401(k) employee salary deferral plan that allows voluntary contributions by all full-time employees of from 1% to 20% of their pretax earnings. Our contributions made to this plan were $0.1 million for each of the three-month periods ended March 29, 2008 and March 31, 2007. Our contributions, limited to a maximum of $2,000 per year per employee, generally become 20 percent vested at the end of an employee’s first year of service from the date of hire, and vest 20 percent per year of service thereafter until they become fully vested at the end of five years of service. We also sponsor an executive non-qualified deferred compensation plan (the Plan) that allows qualifying executives to defer current cash compensation. As of March 29, 2008, Plan assets, representing the cash surrender value of life insurance policies held by us and liabilities were approximately $1.2 million each, respectively, and were included in our Consolidated Balance Sheets under the captions “other assets” and “other liabilities.” In conjunction with this Plan, the related expense for each of the quarters ended March 29, 2008 and March 31, 2007 was immaterial.
Postretirement benefits
We have committed to providing and fully paying for lifetime postretirement medical and dental benefits to the Chief Executive Officer and Chief Financial Officer and their spouses, commencing after retirement. We recorded net periodic benefit costs of $21,000 and $13,000 for the three-month periods ended March 29, 2008 and March 31, 2007, respectively. These expenses included interest cost and amortization of prior service cost.
(13) Income Taxes
In accordance with FASB Financial Interpretation Number 48, Accounting for Uncertainty in Income Taxes, we had unrecognized tax benefits of $3.3 million as of January 1, 2008. We continue to recognize interest and penalties as a component of income tax provision and accrued $56,000 for these items as of January 1, 2008.
If we are able to eventually recognize these uncertain tax positions, $2.9 million of our unrecognized benefit would reduce the effective tax rate. We currently have a full valuation allowance against our U.S. net deferred tax asset which would impact the timing of the effective tax rate benefit should any of these uncertain tax positions be favorably settled in the future. Over the next twelve months, we expect a decline of approximately $60,000 in the estimated amount of liabilities associated with our uncertain tax positions as a result of expiring statutes of limitations.
We are subject to federal and state tax examinations for years 1999 forward and 1997 forward, respectively, by virtue of the tax attributes carrying forward from those years. We are also subject to audits in the foreign jurisdictions in which we operate for years 2002 and forward. There are no tax examinations currently in progress.
(14) Commitments and Contingencies
Commitments
In September 2007, we sublet a portion of our facilities in San Jose, California and account for it as an operating lease. This sublease expires in January 2010. As of March 29, 2008, the minimum future sublease payments to be received were $1.2 million. In July 2007, we capitalized a five-year lease agreement for a new phone system recorded as office equipment. The amortization of this phone system is included with depreciation expense.
Legal Proceedings
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
In May 2006, the same company filed a state court lawsuit against us for malicious prosecution and abuse of process claiming that attorney’s fees, costs and other damages were due based on the outcome of a federal patent litigation suit described above. We do not believe this new action has merit, particularly given the denial by the federal court of that company’s request to be awarded attorneys’ fees payable by us in the patent litigation and the subsequent federal appellate court’s affirmation of the order denying any such award. We filed a motion to have the state court complaint dismissed under California’s anti-strategic lawsuit against public participation (“anti-SLAPP”) and demurrer statutes. The anti-SLAPP statute is aimed at striking lawsuits that are brought in order to quash an individual’s constitutional rights to free speech or seeking redress of grievances (i.e. filing suit). The state court granted the anti-SLAPP motion as to the abuse of process claim, but denied it as to the malicious prosecution claim. We have appealed the decision denying the anti-SLAPP motion as to the malicious prosecution claim, and briefing thereon has concluded. The appellate court has issued a tentative ruling rejecting our position and the hearing on the matter has been set for May 6, 2008. We intend to continue to vigorously pursue our rights in connection with this action irrespective of whether the tentative ruling is upheld or overturned.
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Certain of the statements contained herein, which are not historical facts and which can generally be identified by words such as “anticipates”, “expects”, “intends”, “will”, “could”, “believes”, “estimates”, “continues”, and similar expressions, are forward-looking statements under Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that involve risks and uncertainties, such as risks related to our dependence on new product introductions and market acceptance of new products and enhanced versions of our existing products; lengthy sales cycles, including the timing of system installations and acceptances; lengthy and costly development cycles for laser-processing and lithography technologies and applications; integration, development and associated expenses of the laser processing operation; delays, deferrals and cancellations of orders by customers; cyclicality in the semiconductor and nanotechnology industries; general economic conditions including impact to capital spending; pricing pressures and product discounts; high degree of industry competition; intellectual property matters; expiration of licensing arrangements, and the resulting adverse impact on our licensing revenues; changes to financial accounting standards; changes in pricing by us, our competitors or suppliers; customer concentration; international sales; timing of new product announcements and releases by us or our competitors; ability to volume produce systems and meet customer requirements; sole or limited sources of supply; ability and resulting costs to attract or retain sufficient personnel to achieve our targets for a particular period; dilutive effect of employee stock option grants on net income per share, which is largely dependent upon us achieving and maintaining profitability and the market price of our stock; mix of products sold; rapid technological change and the importance of timely product introductions; outcome of litigation; manufacturing variances and production levels; timing and degree of success of technologies licensed to outside parties; product concentration and lack of product revenue diversification; inventory obsolescence; asset impairment; effects of certain anti-takeover provisions; announced and future acquisitions; volatility of stock price; foreign government regulations and restrictions; business interruptions due to natural disasters or utility failures; environmental regulations; and any adverse effects of terrorist attacks in the United States or elsewhere, or government responses thereto, or military actions in Iraq, Afghanistan and elsewhere, on the economy in general, or on our business in particular. Due to these and additional factors, the statements, historical results and percentage relationships set forth below are not necessarily indicative of the results of operations for any future period. These forward-looking statements are based on management’s current beliefs and expectations, some or all of which may prove to be inaccurate, and which may change. We undertake no obligation to revise or update any forward-looking statements to reflect any event or circumstance that may arise after the date of this report.
OVERVIEW
We develop, manufacture and market photolithography and laser thermal processing equipment for manufacturers of integrated circuits and nanotechnology components located throughout North America, Europe, Japan, Taiwan and the rest of Asia.
We supply step-and-repeat photolithography systems based on one-to-one imaging technology. Within the integrated circuits industry, we target the market for advanced packaging applications. Within the nanotechnology industry, our target markets include thin film head magnetic recording devices, ink jet print heads, laser diodes and light emitting diodes (“LEDs”). Our laser thermal processing equipment is targeted at advanced annealing applications within the semiconductor industry.
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
Net Sales
First Quarter

	Three Months Ended
	March 29,	March 31,	Amount of	Percentage
(In thousands)	2008	2007	Change	Change
Sales of:
Products	$26,948	$23,507	$3,441	14.6%
Services	4,188	3,861	327	8.5%

Total net sales	$31,136	$27,368	$3,768	13.8%

Net sales for the first quarter of 2008 and 2007 consist of revenues from products (system and spare parts sales) and services. Product sales increased 14.6% to $26.9 million, compared to $23.5 million in the corresponding quarter of 2007, primarily due to an increase in average selling prices resulting from a continuing shift in product mix in favor of our new laser processing products and away from our legacy product platforms.
On a product market application basis, system sales to the semiconductor industry, primarily for advanced packaging and laser processing applications, were $21.9 million for the quarter ended March 29, 2008, an increase of 22.2% when compared with system sales of $17.9 million to this market in the corresponding quarter of 2007. This increase was due to an increase in sales to the advanced packaging market of $6.5 million, partially offset by a decline in sales to the laser processing market of $1.9 million and semiconductor market of $0.6 million.
System sales to the nanotechnology market were $1.6 million for the quarter ended March 29, 2008, an increase of 79.3% compared with system sales of $0.9 million in the corresponding quarter of 2007. System sales to the nanotechnology market are highly dependent on customer capacity demand in the industries we serve, including thin film heads, automotive MEMS, LED/laser diodes, and ink jet print heads.
Revenues from services for the quarter ended March 29, 2008 were $4.2 million, an increase of 8.5% over the corresponding quarter of 2007, primarily attributable to an increase in service contracts entered and recognized during the first quarter of 2008.

At March 29, 2008, we had approximately $6.2 million of deferred product and services income compared to $4.5 million at March 31, 2007. Deferred product income is recognized as revenue upon satisfying the contractual obligations for installation and/or customer acceptance. Deferred services income is recognized as revenue ratably over the contract period (for time-based service contracts) or as purchased services are rendered (for contracts based on a purchased quantity of hours).
For the quarter ended March 29, 2008, international net sales were $18.2 million, or 58.6% of total net sales, compared with $20.9 million, or 76.5% of total net sales for the corresponding quarter of 2007. In the quarter ended March 29, 2008 compared to the corresponding quarter of 2007, sales to Europe decreased by $5.6 million, sales to Japan decreased by $0.6 million, sales to Taiwan increased by $0.6 million and sales to the rest of Asia increased by $2.9 million. We expect sales to international customers will continue to represent a significant majority of our revenues during the remainder of 2008 as companies continue to build their manufacturing plants overseas, especially in Asia.
Our revenue derived from sales in foreign countries is not generally subject to significant exchange rate fluctuations, principally because sales contracts for our systems are generally denominated in U.S. dollars. In Japan, however, orders are often denominated in Japanese yen. This subjects us to the risk of currency fluctuations. We attempt to mitigate this risk by entering into foreign currency forward exchange contracts for the period between when an order is received and when it is recorded as revenue. After recording revenue, we use various mechanisms, such as natural hedges, to offset substantial portions of the gains or losses associated with our Japanese yen denominated receivables due to exchange rate fluctuations. We had approximately $7.8 million of Japanese yen denominated receivables at March 29, 2008. International sales expose us to a number of additional risks, including fluctuations in the value of local currencies relative to the U.S. dollar, which impact the relative cost of ownership of our products and, thus, the customer’s willingness to purchase our product. (See “Item 1A Risk Factors: International Sales”).
Gross Profit
On a comparative basis, gross margins increased to 49.3% for the three months ended March 29, 2008, compared to 39.5% for the corresponding period of 2007. This 9.8 percentage point increase in gross margin was primarily due to the effects of our cost cutting efforts (4.8 percentage points), a change in our product mix in favor of our laser processing products and away from our legacy product platforms (3.3 percentage points), lower warranty and installation costs related to our laser spike annealing systems (2.2 percentage points) and no severance and benefit charge recorded during the first quarter of 2008 (0.8 percentage points). These lower costs were partially offset by a higher inventory write-down (1.5 percentage points).
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
Operating Expenses
First Quarter

	Three Months Ended
	March 29,	March 31,	Amount of	Percentage
(In thousands)	2008	2007	Change	Change
Research, development, and engineering	$5,971	$5,964	$7	0.1%
Selling, general, and administrative	8,512	9,302	(790)	-8.5%

Total operating expenses	$14,483	$15,266	$(783)	-5.1%

Research, development and engineering expenses for the quarter ended March 29, 2008 remained fairly consistent at $6.0 million as compared to the corresponding period in 2007. As a percentage of net sales, research, development and engineering expenses for the quarter ended March 29, 2008 decreased to 19.2% from 21.8% for the corresponding quarter of 2007. This decrease was due primarily to the 13.8% increase in net sales for the corresponding quarter of 2007 discussed above.
Selling, general, and administrative expenses were $8.5 million for the quarter ended March 29, 2008, as compared with $9.3 million for the same quarter of 2007. As a percentage of net sales, selling, general, and administrative expenses for the quarter ended March 29, 2008 decreased to 27.3% from 34.0% for the corresponding quarter of 2007. This decrease was primarily due to no severance and benefit charge recorded during the first quarter of 2008 compared to $0.4 million recorded in the corresponding quarter of 2007 and lower overall spending resulting from company-wide cost-cutting measures.
Interest and Other Income, Net
Interest and other income, net, which consists primarily of interest income and gain (loss) from foreign currency exchange, was $1.3 million for the three months ended March 29, 2008 as compared with $1.7 million for the comparable period of 2007. This decrease was primarily attributable to a decline in interest income earned by our cash and investment positions during the first quarter of 2008 compared to the corresponding period of 2007 resulting from lower applicable interest rates. As of March 29, 2008, the weighted-average maturity of our investment portfolio was approximately 0.5 years. As a result, changes in short-term interest rates have had, and will continue to have, an impact on our interest income.
Provision for Income Taxes
For the three-month period ended March 29, 2008, we recorded an income tax provision of $0.2 million, as compared to $0.1 million for the comparable period in 2007. The income tax provision recognized for the three months ended March 29, 2008 and March 31, 2007 resulted primarily from federal income taxes and foreign income taxes, respectively.
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
Each quarter we assess the likelihood that we will be able to recover our deferred tax assets. We consider all available evidence, both positive and negative, including historical levels of income, expectations and risks associated with estimates of future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance. As a result of our analysis of all available evidence, we concluded that it is more likely than not that our net deferred tax assets will not be realized, with the exception of those in Japan and Taiwan. Therefore, we continue to provide a full valuation allowance against net deferred tax assets outside of Japan and Taiwan. We closely monitor all available evidence, and may release some or all of the valuation allowance in future periods.
In accordance with FASB Financial Interpretation Number 48, Accounting for Uncertainty in Income Taxes, we had unrecognized tax benefits of $3.3 million as of January 1, 2008. We continue to recognize interest and penalties as a component of income tax provision and accrued $56,000 for these items as of January 1, 2008.
If we are able to eventually recognize these uncertain tax positions, $2.9 million of the unrecognized benefit would reduce our effective tax rate. We currently have a full valuation allowance against our U.S. net deferred tax asset which would impact the timing of the effective tax rate benefit should any of these uncertain tax positions be favorably settled in the future. Over the next twelve months, we expect a decline of approximately $60,000 in the estimated amount of liabilities associated with our uncertain tax positions as a result of expiring statutes of limitations.
We are subject to federal and state tax examination for years 1999 forward and 1997 forward, respectively, by virtue of the tax attributes carrying forward from those years. We are also subject to audits in the foreign jurisdictions in which we operate for years 2002 and forward. There are no tax examinations currently in progress.

Outlook
The anticipated timing of orders, shipments and customer acceptances usually requires that we fill a number of production slots in any given quarter in order to meet our sales targets. If we are unsuccessful in our efforts to secure those production orders, or if existing production orders are delayed or cancelled, our results of operations will be materially adversely impacted. Accordingly, we may not be able to achieve or maintain our current or prior level of sales. We presently expect net sales for the second quarter of 2008 to be slightly higher than the net sales reported in the first quarter of 2008, largely driven by an expected increase in our laser processing and advanced packaging business. For the full fiscal year of 2008, we believe total net sales will improve compared to the amount reported for 2007.
Because our net sales are subject to a number of risks, including risks associated with the market acceptance of our new laser processing product line, delays in customer acceptance, intense competition in the capital equipment industry, uncertainty relating to the timing and market acceptance of our products, and the condition of the macro-economy and the semiconductor industry and the other risks described in this report and in our Annual Report on Form 10-K for the year ended December 31, 2007, we may not exceed or even maintain our current or prior level of net sales for any period in the future. Additionally, we believe that the market acceptance and volume production of our advanced packaging systems, laser processing systems and our 1000 Platform steppers are of critical importance to our future financial results. At March 29, 2008, these critical systems represented approximately 73.4% of our backlog. To the extent that these products do not achieve or maintain significant sales due to difficulties involving manufacturing or engineering, the inability to reduce the current long manufacturing cycles for these products, competition, excess capacity in the semiconductor or nanotechnology device industries, or for any other reason, our business, financial condition and results of operations would be materially adversely affected.
We believe that gross margin for the second quarter of 2008 will be higher than the amount for the first quarter of 2008 due to the favorable product mix shift that we are experiencing. Gross margin for the full fiscal year of 2008 is expected to improve compared to 2007 as well. The final gross margin achieved in any quarter will depend heavily upon sales volumes and the resulting product mix. Should our sales not reach the level expected, we may incur a higher risk of inventory obsolescence and excess purchase commitments and lower utilization of our manufacturing infrastructure, which would materially adversely impact our results of operations. New products generally have lower gross margins until there is widespread market acceptance and until production and after-sales efficiencies can be achieved. Should significant market demand fail to develop for our laser processing systems and our new advanced packaging offerings, our business, financial condition and results of operations would be materially adversely affected. In addition, higher costs associated with extended manufacturing and customer acceptance periods on shipments of our laser processing products have had, and will continue to have, an adverse impact on our gross margins. As our company-wide cost cutting initiatives take full effect, we anticipate operating expenses for the full fiscal year of 2008 will be less than the amount in fiscal year of 2007. For the full fiscal year of 2008, we believe our operating cash flow will continue to be positive.
LIQUIDITY AND CAPITAL RESOURCES
Net cash provided by operating activities was $9.8 million for the three months ended March 29, 2008, compared with net cash used in operating activities of $6.1 million for the comparable period in 2007. Net cash provided by operating activities during the first three months of 2008 was primarily attributable to our net income generated from increased product and service sales and lower overall spending from our cost-cutting measures plus the net effect of non-cash expenses from depreciation, amortization and stock-based compensation charges. Other source of cash from operating activities included decreases in trade receivables and increases in accounts payable and other current liabilities. The decrease in accounts receivable was due to strong collections in the first quarter of 2008. The increases in accounts payable and other current liabilities were due to timing of payments. These sources of cash were partially offset by uses of cash from lower inventories and deferred product and service income. The decrease in inventories was primarily due to shipments of our products. The decrease in deferred product and services income was primarily due to revenue recognized during the first quarter of 2008.
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
During the first three months of 2008, net cash provided by investing activities was $1.8 million, attributable to net proceeds from the sale and maturity of short and long-term investments of $2.7 million, offset by capital expenditures of $1.0 million.
Net cash used in financing activities was $0.7 million during the first three months of 2008, attributable to net repayments under our notes payable.
At March 29, 2008, we had working capital of $164.7 million. Our principal sources of liquidity at March 29, 2008 consisted of $135.6 million in cash, cash equivalents and short-term investments, net of outstanding borrowings under our line of credit. We have a line of credit agreement with a brokerage firm. Under the terms of this agreement, we may borrow funds at a cost equal to the current Federal funds open rate plus 125 basis points (approximately 3.50% as of March 29, 2008). Certain of our cash, cash equivalents and marketable securities secure borrowings outstanding under this facility, but we are not restricted in the use of those assets. Funds are advanced to us under this facility in accordance with pre-determined advance rates based on the cash and securities held by us in this brokerage account. This agreement has no set expiration date and there are no loan covenants other than a collateral requirement. As of March 29, 2008, $5.1 million was outstanding under this facility, with a related collateral requirement of approximately $6.8 million of our cash, cash equivalents and investments.
The development and manufacture of new lithography and laser-based systems and system enhancements is highly capital-intensive. In order to be competitive, we believe we must continue to make significant expenditures for capital equipment; sales, service, training and support capabilities; systems, procedures and controls; and expansion of operations and research and development, among many other items. We expect that cash generated from operations and our cash, cash equivalents and short-term investments will be sufficient to meet our cash requirements for at least the next twelve months. However, in the near-term, we may continue to utilize existing and future lines of credit, and other sources of financing, in order to maintain our present levels of cash, cash equivalents and investments. Beyond the next twelve months, we may require additional equity or debt financing to address our working capital or capital equipment needs. In addition, we may seek to raise equity or debt capital at any time that we deem market conditions to be favorable. Additional financing, if needed, may not be available on reasonable terms, or at all.
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
Foreign Currency
As part of our overall strategy to manage the level of exposure to the risk of foreign currency exchange rate fluctuations, we attempt to hedge most of our Japanese Yen denominated foreign currency exposures. We use foreign currency forward contracts to hedge the risk that outstanding Japanese Yen denominated receipts from customers, for actual or forecasted sales of our products after receipt of customer orders, may be adversely affected by changes in foreign currency exchange rates. We use foreign currency forward exchange contracts and natural hedges to offset substantial portions of the potential gains or losses associated with our Japanese Yen denominated assets and liabilities due to exchange rate fluctuations. We enter into foreign currency forward contracts that generally have maturities of nine months or less.

Critical Accounting Policies
The discussion and analysis of our financial condition and results of operations are based upon our unaudited condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. On an on-going basis, we evaluate our critical accounting policies and estimates. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. Our critical accounting policies and estimates are discussed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2007.
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
Item 3. Quantitative and Qualitative Disclosures about Market Risk
Reference is made to Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report on Form 10-K for the year ended December 31, 2007 and to the subheading “Derivative Instruments and Hedging” in Item 8, “Financial Statements and Supplementary Data”, under the heading “Notes to Consolidated Financial Statements” of our Annual Report on Form 10-K for the year ended December 31, 2007.
Interest Rate Risk
Our exposure to market risk due to potential changes in interest rates relates primarily to our investment portfolio, which consisted primarily of fixed interest rate instruments as of March 29, 2008. We maintain an investment policy designed to ensure the safety and preservation of our invested funds by limiting market risk and the risk of default.
Certain of our cash, cash equivalents and short and long-term investments serve as collateral for a line of credit we maintain with a brokerage firm. The line of credit is used for liquidity purposes, mitigating the need to liquidate investments in order to meet our current operating cash requirements.
Credit Risk
We mitigate credit default risk by attempting to invest in high credit quality securities and by positioning our portfolio to respond appropriately to a significant reduction in a credit rating of any investment issuer or guarantor. Our portfolio includes only marketable securities with active secondary or resale markets to ensure portfolio liquidity and is diversified in accordance with our investment policy. To date, we have not experienced any liquidity problems with our portfolio.
As of March 29, 2008, we did not have any investments in mortgage backed or auction rate securities that affect the current subprime mortgage market. However, we intend to closely monitor developments in the credit markets and make appropriate changes to our investment policy as deemed necessary. Based on our ability to liquidate our investment portfolio and our expected operating cash flows, we do not anticipate any liquidity constraints as a result of the current credit environment.
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
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended March 29, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
In May 2006, the same company filed a state court lawsuit against us for malicious prosecution and abuse of process claiming that attorney’s fees, costs and other damages were due based on the outcome of a federal patent litigation suit described above. We do not believe this new action has merit, particularly given the denial by the federal court of that company’s request to be awarded attorneys’ fees payable by us in the patent litigation and the subsequent federal appellate court’s affirmation of the order denying any such award. We filed a motion to have the state court complaint dismissed under California’s anti-strategic lawsuit against public participation, or anti-SLAPP, and demurrer statutes. The anti-SLAPP statute is aimed at striking lawsuits that are brought in order to quash an individual’s constitutional rights to free speech or seeking redress of grievances (i.e. filing suit). The state court granted the anti-SLAPP motion as to the abuse of process claim, but denied it as to the malicious prosecution claim. We have appealed the decision denying the anti-SLAPP motion as to the malicious prosecution claim, and briefing thereon has concluded. The appellate court has issued a tentative ruling rejecting our position and the hearing on the matter has been set for May 6, 2008. We intend to continue to vigorously pursue our rights in connection with this action irrespective of whether the tentative ruling is upheld or overturned.

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
Although we attempt to protect our intellectual property rights through patents, copyrights, trade secrets and other measures, we believe that our success will depend more upon the innovation, technological expertise and marketing abilities of our employees. Nevertheless, we have a policy of seeking patents when appropriate on inventions resulting from our ongoing research and development and manufacturing activities. We own 147 United States and foreign patents, which expire on dates ranging from April 2008 to September 2027 and have 68 United States and foreign patent applications pending. In addition, we have various registered trademarks and copyright registrations covering mainly applications used in the operation of our systems. We also rely upon trade secret protection for our confidential and proprietary information. We may not be able to protect our technology adequately and competitors may be able to develop similar technology independently. Our pending patent applications may not be issued or U.S. or foreign intellectual property laws may not protect our intellectual property rights. In addition, litigation may be necessary to enforce our patents, copyrights or other intellectual property rights, to protect our trade secrets, to determine the validity and scope of the proprietary rights of others or to defend against claims of infringement. Such litigation has resulted in, and in the future could result in, substantial costs and diversion of resources and could have a material adverse effect on our business, financial condition and results of operations, regardless of the outcome of the litigation. Patents issued to us may be challenged, invalidated or circumvented and the rights granted thereunder may not provide competitive advantages to us. Furthermore, others may independently develop similar technology or products, or, if patents are issued to us, design around the patents issued to us. Invalidation of our patents related to those technologies could allow our competitors to more effectively compete against us, which could result in less revenue for us.
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
In May 2006, the same company filed a state court lawsuit against us for malicious prosecution and abuse of process claiming that attorney’s fees, costs and other damages were due based on the outcome of the federal patent litigation suit described above. We do not believe this new action has merit, particularly given the denial by the federal court of that company’s request to be awarded attorneys’ fees payable by us in the patent litigation and the subsequent federal appellate court’s affirmation of the order denying any such award. We filed a motion to have the state court complaint dismissed under California’s anti-strategic lawsuit against public participation (“anti-SLAPP”) and demurrer statutes. The anti-SLAPP statute is aimed at striking lawsuits that are brought in order to quash an individual’s constitutional rights to free speech or seeking redress of grievances (i.e. filing suit). The state court granted the anti-SLAPP motion as to the abuse of process claim, but denied it as to the malicious prosecution claim. We have appealed the decision denying the anti-SLAPP motion as to the malicious prosecution claim, and briefing thereon has concluded. The appellate court has issued a tentative ruling rejecting our position and the hearing on the matter has been set for May 6, 2008. We intend to continue to vigorously pursue our rights in connection with this action irrespective of whether the tentative ruling is upheld or overturned.
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
Historically, we have sold a substantial portion of our systems to a limited number of customers. In the three-month period ended March 29, 2008, our top five customers accounted for 81.4% and of our system sales compared to 96.1%, in the comparable period of 2007. We expect that sales to a relatively few customers will continue to account for a high percentage of our net sales in the foreseeable future and believe that our financial results depend in significant part upon the success of these major customers and our ability to meet their future capital equipment needs. Although the composition of the group comprising our largest customers may vary from period to period, the loss of a significant customer or any reduction in orders by a significant customer, including reductions due to market, economic or competitive conditions in the semiconductor, semiconductor packaging or nanotechnology industries or in the industries that manufacture products utilizing integrated circuits, thin film heads or other nanotechnology components, would likely have a material adverse effect on our business, financial condition and results of operations. Our ability to maintain or increase our sales in the future depends, in part, on our ability to obtain orders from new customers as well as the financial condition and success of our existing customers, the semiconductor and nanotechnology industries and the economy in general.
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
On a market application basis, sales to the semiconductor industry, primarily for advanced packaging applications and laser thermal processing applications, accounted for 93.3% and 95.4% of system revenue for the first quarter of 2008 and 2007, respectively, while sales to nanotechnology manufacturers, including micro systems, thin film head and optical device manufacturers, accounted for the remainder of our systems revenue. Our future operating results and financial condition would be materially adversely impacted by a downturn in any of these industries, or by loss of market share in any of these industries. A growing portion of our backlog of system orders is comprised of laser spike annealing tools. To date, we have limited customer experience with this technology. Should significant demand not materialize, due to technical, production, market, or other factors, our business, financial position and results of operations would be materially adversely impacted.
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
International sales accounted for approximately 58.6% of total net sales for the three-month period ended March 29, 2008, compared to 76.5% in the comparable period of 2007. We anticipate that international sales will continue to account for a significant portion of total net sales. As a result, a significant portion of our net sales will continue to be subject to certain risks, including unexpected changes in regulatory requirements; difficulty in satisfying existing regulatory requirements; exchange rate fluctuations; tariffs and other barriers; political and economic instability; difficulties in accounts receivable collections; natural disasters; difficulties in staffing and managing foreign subsidiary and branch operations; and potentially adverse tax consequences.
Although we generally transact our international sales in U.S. dollars, international sales expose us to a number of additional risk factors, including fluctuations in the value of local currencies relative to the U.S. dollar, which, in turn, impact the relative cost of ownership of our products and may further impact the purchasing ability of our international customers. We have direct sales operations in Japan and orders are often denominated in Japanese Yen. This may subject us to a higher degree of risk from currency fluctuations. We attempt to mitigate this exposure through foreign currency hedging. We are also subject to the risks associated with the imposition of legislation and regulations relating to the import or export of semiconductors and nanotechnology products. We cannot predict whether the United States or any other country will implement changes to quotas, duties, taxes or other charges or restrictions upon the importation or exportation of our products. These factors, or the adoption of restrictive policies, may have a material adverse effect on our business, financial condition and results of operations.
Our investment portfolio may become impaired by further deterioration of the capital markets.
Our cash equivalent and short-term investment portfolio as of March 29, 2008 consisted of U.S. treasury securities, corporate notes, commercial paper and money market funds. We follow an established investment policy and set of guidelines to monitor, manage and limit our exposure to interest rate and credit risk. The policy sets forth credit quality standards and limits our exposure to any one issuer, as well as our maximum exposure to various asset classes.
As a result of current financial market conditions, investments in some financial instruments, such as structured investment vehicles, sub-prime mortgage-backed securities and collateralized debt obligations, may lose some or all of their value due to liquidity and credit concerns. As of March 29, 2008, we had no holdings in these categories of investments and no impairment charge associated with our short-term investment portfolio. Although we believe our current investment portfolio has little risk of impairment, we cannot predict future market conditions or market liquidity and our investment portfolio could become impaired.
We are dependent on our key personnel, especially Mr. Zafiropoulo, our Chief Executive Officer, and our business and results of operations would be adversely affected if we were to lose our key employees.
Our future operating results depend, in significant part, upon the continued contributions of key personnel, many of whom would be difficult to replace. We have entered into employment agreements only with our Chief Executive Officer and Chief Financial Officer, and our employees are employed “at will.” The agreements with our Chief Executive Officer and Chief Financial Officer contain vesting acceleration and severance payment provisions that could result in significant costs or charges to us should the employee be terminated without cause, die or have a disability. We do not maintain any life insurance on any of our key employees. The loss of key personnel could have a material adverse effect on our business, financial condition and results of operations. In addition, our future operating results depend in significant part upon our ability to attract and retain other qualified management, manufacturing, technical, sales and support personnel for our operations. There are only a limited number of persons with the requisite skills to serve in these positions and it may become increasingly difficult for us to hire such personnel over time. At times, competition for such personnel has been intense, particularly in the San Francisco Bay Area, where we maintain our headquarters and principal operations, and we may not be successful in attracting or retaining such personnel. The failure to attract or retain such persons would materially adversely affect our business, financial condition and results of operations.
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
Accounting policies affecting many other aspects of our business, including rules relating to revenue recognition, off-balance sheet transactions, employee stock options, restructurings, asset disposals and asset retirement obligations, derivative and other financial instruments have recently been revised or are under review. Changes to those rules or the questioning of how we interpret or implement those rules may have a material adverse effect on our reported financial results or on the way we conduct business. In addition, our preparation of financial statements in accordance with U.S. GAAP requires that we make estimates and assumptions that affect the recorded amounts of assets and liabilities, disclosure of those assets and liabilities at the date of the financial statements and the recorded amounts of expenses during the reporting period. A change in the facts and circumstances surrounding those estimates could result in a change to our estimates and could impact our future operating results.

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
As of March 29, 2008, we had options and restricted stock units to purchase approximately 5.6 million shares of our Common Stock outstanding. Among other determinants, the market price of our stock has a major bearing on the number of shares subject to outstanding stock options and restricted stock units that are included in the weighted-average shares used in determining our net income (loss) per share. During periods of extreme volatility, the impact of higher stock prices can have a materially dilutive effect on our net income (loss) per share. Additionally, shares subject to outstanding options and restricted stock units are excluded from the calculation of net income (loss) per share when we have a net loss or when the exercise price and the average unrecognized compensation cost of the stock option or restricted stock unit is greater than the average market price of our Common Stock, as the impact of the stock options or restricted stock unit would be anti-dilutive.
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
As part of our continued effort to reduce company-wide expenses since the fourth quarter of 2006, during 2006 and 2007, we recorded certain expenses related to work force reductions pursuant to the provisions of FASB Statement No. 146, Accounting for Costs Associated with Exit or Disposal Activities. Although we expect our cost cutting efforts to result in a decrease in expenses over the long-term, these accounting charges may result in an increase in our short-term expenses. We may from time to time undertake additional expense reduction programs or actions, any of which could result in current period charges and expenses that could have a material adverse effect on that period’s operating results.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
None.
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Submission of Matters to a Vote of Security Holders.
None.
Item 5. Other Information.
None.

Item 6. Exhibits.

3.1(a)	Amended and Restated Certificate of Incorporation of the Registrant, filed October 6, 1993.

3.1.1(a)	Certificate of Amendment of the Amended and Restated Certificate of Incorporation of the Company, dated May 17, 1995.

3.1.2(a)	Certificate of Amendment of the Amended and Restated Certificate of Incorporation of the Company, dated June 17, 1998.

3.1.3(a)	Certificate of Amendment of the Amended and Restated Certificate of Incorporation of the Company, dated June 20, 2003.

3.2(b)	Bylaws of the Registrant, as amended.

10.1(c)	Ultratech, Inc. Long Term Incentive Compensation Plan as amended and restated January 28, 2008.

10.2(c)	Ultratech, Inc. 1998 Supplemental Stock Option/Stock Issuance Plan, as amended and restated January 29, 2008.

31.1	Certification of Chief Executive Officer required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(a)	Previously filed with our Quarterly Report on Form 10-Q for the quarter ended June 28, 2003 (Commission File No. 0-22248) and incorporated herein by reference.

(b)	Previously filed with our Current Report on Form 8-K filed on February 2, 2007 (Commission File No. 0-22248) and incorporated herein by reference.

(c)	Previously filed with our Current Report on Form 8-K filed on February 1, 2008 (Commission File No. 0-22248) and incorporated herein by reference.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ULTRATECH, INC. (Registrant)
Date: April 29, 2008	By:	/s/ BRUCE WRIGHT
Bruce Wright
Senior Vice President, Finance and Chief Financial Officer (Duly Authorized Officer and Principal Financial and Accounting Officer)

EXHIBIT INDEX

3.1(a)	Amended and Restated Certificate of Incorporation of the Registrant, filed October 6, 1993.

3.1.1(a)	Certificate of Amendment of the Amended and Restated Certificate of Incorporation of the Company, dated May 17, 1995.

3.1.2(a)	Certificate of Amendment of the Amended and Restated Certificate of Incorporation of the Company, dated June 17, 1998.

3.1.3(a)	Certificate of Amendment of the Amended and Restated Certificate of Incorporation of the Company, dated June 20, 2003.

3.2(b)	Bylaws of the Registrant, as amended.

10.1(c)	Ultratech, Inc. Long Term Incentive Compensation Plan as amended and restated January 28, 2008.

10.2(c)	Ultratech, Inc. 1998 Supplemental Stock Option/Stock Issuance Plan, as amended and restated January 29, 2008.

31.1	Certification of Chief Executive Officer required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(a)	Previously filed with our Quarterly Report on Form 10-Q for the quarter ended June 28, 2003 (Commission File No. 0-22248) and incorporated herein by reference.

(b)	Previously filed with out Current Report on Form 8-K on February 2, 2007 (Commission File No. 0-22248) and incorporated herein by reference.

(c)	Previously filed with our Current Report on Form 8-K filed on February 1, 2008 (Commission File No. 0-22248) and incorporated herein by reference.