Form 10-Q
period 2008-06-28
ULTRATECH INC
filed 2008-07-31
CIK 909791

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 28, 2008

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

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding as of July 28, 2008

common stock, $.001 par value	23,477,008

ULTRATECH, INC.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
ULTRATECH, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 28,	December 31,
(In thousands )	2008	2007*
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$116,284	$54,586
Short-term investments	25,134	77,412
Accounts receivable, net	20,839	30,562
Inventories, net	34,106	29,128
Prepaid expenses and other current assets	4,028	3,874

Total current assets	200,391	195,562

Equipment and leasehold improvements, net	14,611	16,826
Demonstration inventories	3,919	3,652
Other assets	2,803	2,601

Total assets	$221,724	$218,641

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Notes payable	$3,700	$5,794
Accounts payable	11,284	8,200
Deferred product and services income	3,602	10,161
Other current liabilities	11,838	9,552

Total current liabilities	30,424	33,707

Other liabilities	7,498	7,534

Stockholders’ equity	183,802	177,400

Total liabilities and stockholders’ equity	$221,724	$218,641

*	The Balance Sheet as of December 31, 2007 has been derived from the audited financial statements at that date.
See accompanying notes to unaudited condensed consolidated financial statements

ULTRATECH, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Six Months Ended
	June 28,	June 30,	June 28,	June 30,
(In thousands, except per share amounts)	2008	2007	2008	2007
Net sales:
Products	$27,254	$26,296	$54,202	$9,803
Services	4,407	3,615	8,595	7,476
Licenses	400	100	400	100

Total net sales	32,061	30,011	63,197	57,379

Cost of sales:
Cost of products sold	14,539	14,413	28,216	28,873
Cost of services	2,337	2,422	4,432	4,530

Total cost of sales	16,876	16,835	32,648	33,403

Gross profit	15,185	13,176	30,549	23,976

Operating expenses:
Research, development, and engineering	5,811	5,836	11,782	11,800
Selling, general, and administrative	7,648	7,561	16,160	16,863

Operating income (loss)	1,726	(221)	2,607	(4,687)

Interest expense	(27)	(138)	(99)	(471)
Interest and other income, net	1,065	1,446	2,374	3,115

Income (loss) before income tax	2,764	1,087	4,882	(2,043)
Provision for income taxes	180	67	346	182

Net income (loss)	$2,584	$1,020	$4,536	$(2,225)

Net income (loss) per share - basic	$0.11	$0.04	$0.19	$(0.10)
Number of shares used in per share computations - basic	23,488	23,368	23,472	23,395
Net income (loss) per share - diluted	$0.11	$0.04	$0.19	$(0.10)
Number of shares used in per share computations - diluted	23,823	23,467	23,576	23,395
See accompanying notes to unaudited condensed consolidated financial statements

ULTRATECH, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended
	June 28,	June 30,
(In thousands)	2008	2007
Cash flows from operating activities:
Net income (loss)	$4,536	$(2,225)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	3,068	3,090
Amortization	608	428
Accretion of asset retirement obligations	77	74
Loss (gain) on disposal of equipment	(3)	4
Stock-based compensation	1,167	761
Changes in operating assets and liabilities:
Accounts receivable	9,723	(1,833)
Inventories, net	(4,813)	2,220
Prepaid expenses and other current assets	(154)	118
Demonstration inventories	(668)	—
Other assets	(145)	1,257
Accounts payable	3,084	(3,404)
Deferred product and services income	(6,559)	3,294
Other current liabilities	2,708	(675)
Other liabilities	(514)	(1,261)

Net cash provided by operating activities	12,115	1,848

Cash flows from investing activities:
Capital expenditures	(1,228)	(384)
Proceeds from sales of fixed assets	3	—
Purchase of investments	(47,219)	(16,756)
Proceeds from sales and maturities of investments	99,242	24,559

Net cash provided by investing activities	50,798	7,419

Cash flows from financing activities:
Proceeds from notes payable	31,116	17,570
Repayment of notes payable	(33,210)	(14,839)
Proceeds from issuance of common stock	950	1,020

Net cash provided by (used in) financing activities	(1,144)	3,751

Net effect of exchange rate changes on cash and cash equivalents	(71)	(134)

Net increase in cash and cash equivalents	61,698	12,884

Cash and cash equivalents at beginning of period	54,586	23,883

Cash and cash equivalents at end of period	$116,284	$36,767

Supplemental disclosures of cash flow information:
Other non-cash activities:
Capital lease of phone system	$42	$—
Systems transferred to inventory from equipment and other assets	$165	$1,503
See accompanying notes to unaudited condensed consolidated financial statements

Ultratech, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
June 28, 2008
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
(2) Basis of Presentation
We have prepared the unaudited condensed consolidated financial statements in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In our opinion, all adjustments, consisting of only normal recurring adjustments considered necessary for fair presentation, have been included.
Our fiscal period ends on the Saturday closest to month-end, except that our fiscal year ends on December 31. All references to the quarter refer to our fiscal quarter. Our fiscal quarters covered by this report ended on June 28, 2008 and June 30, 2007.
Operating results for the three and six months ended June 28, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008 or any future period.
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
IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS — In December 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 141 (revised 2007), Business Combinations (“SFAS No. 141R”). SFAS No. 141R establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree and the goodwill acquired. SFAS No. 141R also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. SFAS No. 141R is effective for fiscal years beginning after December 15, 2008. We do not expect the adoption of this statement to have an impact on our results of operations or financial position.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements—an amendment of Accounting Research Bulletin No. 51 (“SFAS No. 160”). SFAS No. 160 establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest, and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. SFAS No. 160 also establishes disclosure requirements that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. SFAS No. 160 is effective for fiscal years beginning after December 15, 2008. We do not expect the adoption of this statement to have an impact on our results of operations or financial position as all of our subsidiaries are wholly owned by us.
In February 2008, the FASB issued FASB Staff Position No. 157-2, Effective Date of FASB Statement No. 157, which delays the effective date of SFAS No. 157, Fair Value Measurement (“SFAS No. 157”), for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), until fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. SFAS No. 157 establishes a framework for measuring fair value and expands disclosures about fair value measurements. These nonfinancial items include assets and liabilities such as reporting units measured at fair value in a goodwill impairment test and nonfinancial assets acquired and liabilities assumed in a business combination. We are currently evaluating the impact, if any, of adopting the deferred portion of SFAS 157 to the nonrecurring fair value measurements of our nonfinancial assets and nonfinancial liabilities.
In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133 (“SFAS No. 161”), which requires enhanced disclosures about an entity’s derivative and hedging activities. The statement requires that objectives for using derivative instruments be disclosed in terms of underlying risk and accounting designation. SFAS No. 161 is effective for fiscal years beginning after November 15, 2008 and interim periods within those fiscal years, with earlier adoption encouraged. We do not expect the adoption of this statement to have an impact on our results of operations or financial position.
(3) Stock-Based Compensation
Stock-based compensation expense recognized under SFAS No. 123 (revised 2004), Share-Based Payment (“SFAS No. 123R”), for employees and directors and the effect on our Condensed Consolidated Statements of Operations were as follows:

	Three Months Ended		Six Months Ended
	June 28,	June 30,	June 28,	June 30,
(In thousands)	2008	2007	2008	2007
Cost of Sales	$52	$50	$80	$83
Research, development, and engineering	116	78	223	156
Selling, general and administrative expenses	477	274	864	522

Total stock-based compensation expense	$645	$402	$1,167	$761

Compensation cost capitalized as part of inventory was immaterial during each of the three- and six-month periods ended June 28, 2008 and June 30, 2007.
As required by SFAS No. 123R, we estimate expected option forfeitures and recognize compensation costs only for those equity awards expected to vest. As of June 28, 2008, there were $4.9 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under our 1993 Stock Option Plan/Stock Issuance Plan, as amended, and our 1998 Supplemental Stock Option/Stock Issuance Plan, as amended (collectively, the “Plans”). That cost is expected to be recognized over a weighted average period of 1.6 years.
These Plans provide for the grant of stock-based awards to our eligible employees, consultants and advisors and non-employee directors. We believe that such awards better align the interests of our employees with those of our stockholders. As of June 28, 2008, there was a total of 1.9 million shares reserved for future awards under these Plans.
We used the following weighted-average assumptions to estimate the fair value of our stock options granted during the three- and six-month periods ended June 28, 2008 and June 30, 2007:

	Three Months Ended		Six Months Ended
	June 28,	June 30,	June 28,	June 30,
	2008	2007	2008	2007
Expected life (in years)	5.33	*	5.33	4.94
Risk-free interest rate	2.95%	*	2.80%	4.80%
Volatility factor	0.44	*	0.48	0.48
Dividend yield	—	*	—	—

*	Not presented as we did not grant any stock options during the three-month period ended June 30, 2007.

(4) Net Income (Loss) Per Share
The following sets forth the computation of basic and diluted net income (loss) per share:

	Three Months Ended		Six Months Ended
	June 28,	June 30,	June 28,	June 30,
(In thousands, except per share amounts)	2008	2007	2008	2007
Numerator:
Net income (loss)	$2,584	$1,020	$4,536	$(2,225)

Denominator:
Basic weighted-average shares outstanding	23,488	23,368	23,472	23,395
Effect of dilutive employee stock options and restricted stock units	335	99	104	—

Diluted weighted-average shares outstanding	23,823	23,467	23,576	23,395

Net income (loss) per share - basic:
Net income (loss)	$0.11	$0.04	$0.19	($0.10)

Net income (loss) per share - diluted:
Net income (loss)	$0.11	$0.04	$0.19	($0.10)

For the three- and six-month periods ended June 28, 2008, 2.9 million and 4.6 million shares of common stock, respectively, subject to outstanding options were excluded from the computation of diluted net income (loss) per share, as the effect would have been anti-dilutive, compared to 4.7 million and 5.7 million shares of common stock subject to outstanding option in the corresponding periods of 2007. In addition, for each of the six-month periods ended June 28, 2008 and June 30, 2007, 0.1 million shares of common stock underlying outstanding restricted stock units were excluded from the computation as well. For the three months ended June 28, 2008, there were no shares of common stock underlying outstanding restricted stock units excluded from the computation compared to 0.1 million shares in the corresponding period of 2007. Options and restricted stock units are anti-dilutive when we have a net loss or when the exercise price and the average unrecognized compensation cost of the stock option or restricted stock unit is greater than the average market price of our common stock during the period.
(5) Fair Value Measurements
On January 1, 2008, we adopted SFAS No. 157 for financial assets and liabilities recognized at fair value on a recurring basis. In February 2008, the FASB issued FASB Staff Position No. 157-2, Effective Date of FASB Statement No. 157, which delays the effective date of SFAS No. 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), until fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. These nonfinancial items include assets and liabilities such as reporting units measured at fair value in a goodwill impairment test and nonfinancial assets acquired and liabilities assumed in a business combination.
Fair value is defined under SFAS No. 157 as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value under SFAS No. 157 must maximize the use of observable inputs and minimize the use of unobservable inputs. SFAS No. 157 describes a fair value hierarchy based on three levels of inputs, of which the first two are considered observable and the last unobservable, that may be used to measure fair value which are the following:
•	Level 1 - Quoted prices for identical assets or liabilities in active markets.

•	Level 2 - Quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar instruments in markets that are not active; and model-derived valuations in which all significant inputs and significant value drivers are observable in active markets.

•	Level 3 - Model derived valuations in which one or more significant inputs or significant value drivers are unobservable.

We measure certain financial assets and liabilities at fair value on a recurring basis, including available-for-sale securities and foreign currency derivatives. The fair value of these certain financial assets and liabilities was determined using the following inputs at June 28, 2008:

	Fair Value Measurements at Reporting Date Using
		Quated Prices in
		Active Markets for	Significant Other	Significant
		Identical Assets	Observable Inputs	Unobservable Inputs
(In thousands)	Total	(Level 1)	(Level 2)	(Level 3)
Available-for-sale securities(1)	$113,749	$22,123	$91,626	$—
Foreign currency derivatives(2)	6	—	6	—

	$113,755	$22,123	$91,632	$—

(1)	Included in cash and cash equivalents and short-term investments on our condensed consolidated balance sheet.

(2)	Included in current assets on our condensed consolidated balance sheet.
Our available-for-sale securities at June 28, 2008 consisted of U.S. treasury securities (74% of total), money market funds (19% of total), commercial paper (5% of total) and corporate notes (1% of total). Included in available-for-sale securities at June 28, 2008 were cash equivalents of $88.6 million. Cash equivalents consist primarily of instruments with remaining maturities of three months or less at the date of purchase.
Foreign currency derivatives at June 28, 2008 consisted of forward foreign exchange contracts for the Japanese yen.
(6) Inventories
Inventories consist of the following:

	June 28,	December 31,
(In thousands)	2008	2007
Raw materials	$18,751	$18,016
Work-in-process	13,040	6,938
Finished products	2,315	4,174

	$34,106	$29,128

(7) Notes Payable
We have a line of credit agreement with a brokerage firm. Under the terms of this agreement, we may borrow funds at a cost equal to the current Federal funds open rate plus 125 basis points (approximately 3.25% as of June 28, 2008). Certain of our cash, cash equivalents and investments secure borrowings outstanding under this facility, but we are not restricted in the use of those assets. Funds are advanced to us under this facility based on pre-determined advance rates on the cash and securities held by us in this brokerage account. This agreement has no set expiration date and there are no loan covenants, other than the aforementioned collateral requirement. As of June 28, 2008, $3.7 million was outstanding under this facility, with a related collateral requirement of approximately $4.9 million of our cash, cash equivalents and investments.
(8) Other Current Liabilities
Other current liabilities consist of the following:

	June 28,	December 31,
(In thousands)	2008	2007
Salaries and benefits	$3,767	$3,545
Warranty accrual	1,841	2,112
Advance billings	2,243	115
Accrued taxes-other	2,402	863
Reserve for losses on purchase order commitments	120	508
Capital lease, current portion	109	99
Other	1,356	2,310

	$11,838	$9,552

Warranty Accrual
We generally warrant our products for a period of 12 months for new products, or three months for refurbished products, from the date of customer acceptance for material and labor to repair the product; accordingly, an accrual for the estimated cost of the warranty is recorded at the time the product is shipped. Extended warranty terms, if granted, result in deferral of revenue equating to our standard pricing for similar service contracts. Recognition of the related warranty cost is deferred until product revenue is recognized. Factors that affect our warranty liability include the number of installed units, historical and anticipated rates of warranty claims, and cost per claim. We periodically assess the adequacy of our recorded warranty liabilities and adjust the amounts as necessary. We believe our warranty accrual, as of June 28, 2008, will be sufficient to satisfy outstanding obligations as of that date. Changes in our warranty accrual are as follows:

	Three Months Ended		Six Months Ended
	June 28,	June 30,	June 28,	June 30,
(In thousands)	2008	2007	2008	2007
Balance, beginning of the period	$1,947	$2,378	$2,112	$2,264
Warranties accrued for shipments during the period	665	852	1,210	1,913
Settlements made during the period	(721)	(673)	(1,206)	(1,692)
Changes in accrued warranty liabilities	(50)	(339)	(275)	(267)

Balance, end of the period	$1,841	$2,218	$1,841	$2,218

Deferred Services Revenue
We sell service contracts for which revenue is deferred and recognized ratably over the contract period for time based service contracts, or as service hours are delivered for contracts based on a purchased quantity of hours. Changes in our deferred service revenue are as follows:

	Three Months Ended		Six Months Ended
	June 28,	June 30,	June 28,	June 30,
(In thousands)	2008	2007	2008	2007
Balance, beginning of the period	$2,388	$2,295	$2,087	$2,444
Service contracts sold during the period	391	1,275	1,321	2,395
Service contract revenue recognized during the period	(692)	(876)	(1,321)	(2,145)

Balance, end of the period	$2,087	$2,694	$2,087	$2,694

(9) Other Liabilities
Other liabilities consist of the following:

	June 28,	December 31,
(In thousands)	2008	2007
Deferred rent	$1,815	$2,093
Deferred compensation	1,188	1,287
Long-term income taxes payable	792	363
Asset retirement obligation	2,146	2,222
Postretirement medical obligation	795	773
Long-term capital lease	442	463
Other	320	333

	$7,498	$7,534

(10) Accumulated Other Comprehensive Income (Loss)
The components of comprehensive income (loss), net of tax, are as follows:

	Three Months Ended		Six Months Ended
	June 28,	June 30,	June 28,	June 30,
(In thousands)	2008	2007	2008	2007
Net income (loss)	$2,584	$1,020	$4,536	$(2,225)
Other comprehensive income:
Unrealized gain (loss) on available-for-sale investments before adjustment	(414)	(250)	211	13
Reclassification adjustment for gains included in net income	(409)	—	(409)	—

Net unrealized gain (loss) on available-for-sale investments	(823)	(250)	(198)	13
Unrealized gain (loss) on foreign exchange forward contracts	7	(1)	(72)	(133)
Change in minimum postretirement medical obligation	9	7	19	18

Comprehensive income (loss)	$1,777	$776	$4,285	$(2,327)

Accumulated other comprehensive income (loss), net of tax, is comprised of the following items:

	June 28,	December 31,
(In thousands)	2008	2007
Unrealized gain (loss) on:
Available-for-sale investments	$6	$204
Foreign exchange forward contracts	7	79
Change in minimum postretirement medical obligation	(173)	(192)

Accumulated other comprehensive income (loss) at end of period	$(160)	$91

(11) Exit Activities
     Changes in our accrued severance and benefits charges in connection with exit activities are as follows:

	Balance at			Balance at			Balance at
	December 31,			March 29,			June 28,
(In thousands)	2007	Expenses	Payments	2008	Expenses	Payments	2008
Severance and benefits (2006)	$46	$—	$(33)	$13	$—	$(11)	$2
Severance and benefits (2007)	382	—	(225)	157	—	(157)	—

Total	$428	$—	$(258)	$170	$—	$(168)	$2

We did not have any exit activity during the first two quarters of 2008 as compared to $0.7 million and $0.5 million recorded during the first and second quarter of 2007, respectively. As of June 28, 2008, the remaining balance of $2,000, which related to benefit payments for exit activities incurred in 2006, was fully paid in July 2008.
(12) Employee Benefit Plans
Employee bonus plans
We currently sponsor an executive incentive bonus plan that distributes employee awards based on the achievement of predetermined targets. We recorded a charge of $0.2 million and $0.5 million under this bonus plan for the three- and six-month periods ended June 28, 2008, respectively, compared to no charge for the corresponding periods of 2007.
Employee savings and retirement plans
We sponsor a 401(k) employee salary deferral plan that allows voluntary contributions by all full-time employees of from 1% to 20% of their pretax earnings. Our contributions made to this plan were $0.1 million for each of the three-month periods ended June 28, 2008 and June 30, 2007 and $0.2 million for each of the six-month periods then ended. Our contributions, limited to a maximum of $2,000 per year per employee, generally become 20 percent vested at the end of an employee’s first year of service from the date of hire, and vest 20 percent per year of service thereafter until they become fully vested at the end of five years of service. We also sponsor an executive non-qualified deferred compensation plan (the “Plan”) that allows qualifying executives to defer current cash compensation. As of June 28, 2008, Plan assets, representing the cash surrender value of life insurance policies held by us and liabilities were approximately $1.2 million each, respectively, and were included in our Consolidated Balance Sheets under the captions “other assets” and “other liabilities.” In conjunction with this Plan, the related expense for each of the quarters ended June 28, 2008 and June 30, 2007 was immaterial.

Postretirement benefits
We have committed to providing and fully paying for lifetime postretirement medical and dental benefits to the Chief Executive Officer and Chief Financial Officer and their spouses, commencing after retirement. We recorded net periodic benefit costs of $21,000 and $41,000 for the three- and six-month periods ended June 28, 2008, respectively, compared to $13,000 and $26,000 for the corresponding periods of 2007. These expenses included interest cost and amortization of prior service cost.
(13) Income Taxes
In accordance with FASB Financial Interpretation Number 48, Accounting for Uncertainty in Income Taxes, we had unrecognized tax benefits of $3.3 million as of January 1, 2008. We continue to recognize interest and penalties as a component of income tax provision and accrued $56,000 for these items as of January 1, 2008.
If we are able to eventually recognize these uncertain tax positions, $2.9 million of our unrecognized benefit would reduce the effective tax rate. We currently have a full valuation allowance against our U.S. net deferred tax asset which would impact the timing of the effective tax rate benefit should any of these uncertain tax positions be favorably settled in the future. Over the next twelve months, we expect an immaterial decline in liabilities associated with our uncertain tax positions as a result of expiring statutes of limitations.
We are subject to federal and state tax examinations for years 1999 forward and 1997 forward, respectively, by virtue of the tax attributes carrying forward from those years. We are also subject to audits in the foreign jurisdictions in which we operate for years 2002 and forward. There are no tax examinations currently in progress.
(14) Commitments and Contingencies
Commitments
In September 2007, we sublet a portion of our facilities in San Jose, California and account for it as an operating lease. This sublease expires in January 2010. As of June 28, 2008, the minimum future sublease payments to be received were $1.0 million. In July 2007, we capitalized a five-year lease agreement for a new phone system recorded as office equipment. The amortization of this phone system is included with depreciation expense.
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
In May 2006, the same company filed a state court lawsuit against us for malicious prosecution and abuse of process claiming that attorney’s fees, costs and other damages were due based on the outcome of a federal patent litigation suit described above. We do not believe this action has merit, particularly given the denial by the federal court of that company’s request to be awarded attorneys’ fees payable by us in the patent litigation and the subsequent federal appellate court’s affirmation of the order denying any such award. We filed a motion to have the state court complaint dismissed under California’s anti-strategic lawsuit against public participation (“anti-SLAPP”) and demurrer statutes. The anti-SLAPP statute is aimed at striking lawsuits that are brought in order to quash an individual’s constitutional rights to free speech or seeking redress of grievances (i.e., filing suit). The state court granted the anti-SLAPP motion as to the abuse of process claim, but denied it as to the malicious prosecution claim. We appealed the decision denying the anti-SLAPP motion as to the malicious prosecution claim but the Appellate Court upheld the Superior Court’s ruling. We intend to continue to vigorously pursue our rights in connection with this action.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Certain of the statements contained herein, which are not historical facts and which can generally be identified by words such as “anticipates,” “expects,” “intends,” “will,” “could,” “believes,” “estimates,” “continues,” and similar expressions, are forward-looking statements under Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that involve risks and uncertainties, such as risks related to our dependence on new product introductions and market acceptance of new products and enhanced versions of our existing products; lengthy sales cycles, including the timing of system installations and acceptances; lengthy and costly development cycles for laser-processing and lithography technologies and applications; integration, development and associated expenses of the laser processing operation; delays, deferrals and cancellations of orders by customers; cyclicality in the semiconductor and nanotechnology industries; general economic and financial market conditions including impact to capital spending; pricing pressures and product discounts; high degree of industry competition; intellectual property matters; changes to financial accounting standards; changes in pricing by us, our competitors or suppliers; customer concentration; international sales; timing of new product announcements and releases by us or our competitors; ability to volume produce systems and meet customer requirements; sole or limited sources of supply; ability and resulting costs to attract or retain sufficient personnel to achieve our targets for a particular period; dilutive effect of employee stock option grants on net income per share, which is largely dependent upon us achieving and maintaining profitability and the market price of our stock; mix of products sold; rapid technological change and the importance of timely product introductions; outcome of litigation; manufacturing variances and production levels; timing and degree of success of technologies licensed to outside parties; product concentration and lack of product revenue diversification; inventory obsolescence; asset impairment; effects of certain anti-takeover provisions; future acquisitions; volatility of stock price; foreign government regulations and restrictions; business interruptions due to natural disasters or utility failures; environmental regulations; and any adverse effects of terrorist attacks in the United States or elsewhere, or government responses thereto, or military actions in Iraq, Afghanistan and elsewhere, on the economy in general, or on our business in particular. Due to these and additional factors, the statements, historical results and percentage relationships set forth below are not necessarily indicative of the results of operations for any future period. These forward-looking statements are based on management’s current beliefs and expectations, some or all of which may prove to be inaccurate, and which may change. We undertake no obligation to revise or update any forward-looking statements to reflect any event or circumstance that may arise after the date of this report.
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
Net Sales
Second Quarter

	Three Months Ended
	June 28,	June 30,	Amount of	Percentage
(In thousands, except percentages)	2008	2007	Change	Change
Sales of:
Products	$27,254	$26,296	$958	3.6%
Services	4,407	3,615	792	21.9%
Licenses	400	100	300	300.0%

Total net sales	$32,061	$30,011	$2,050	6.8%

Net sales for the second quarter of 2008 and 2007 consist of revenues from products (system and spare parts sales), services and licensing of technologies. Product sales increased 3.6% to $27.3 million for the quarter ended June 28, 2008, compared to $26.3 million in the corresponding quarter of 2007, primarily due to an increase in average selling prices of systems sold partially offset by a decrease in system unit volume, resulting from a continuing shift in product mix in favor of our new laser processing products and away from our legacy product platforms.
On a product market application basis, system sales to the semiconductor industry, primarily for advanced packaging and laser processing applications, were $24.1 million for the quarter ended June 28, 2008, an increase of 48.3% when compared with system sales of $16.2 million to this market in the corresponding quarter of 2007. This increase was due to an increase in sales to the laser processing market of $6.7 million and advanced packaging market of $1.2 million.
We did not have any system sales to the nanotechnology market for the quarter ended June 28, 2008 as compared with system sales of $5.6 million in the corresponding quarter of 2007. System sales to the nanotechnology market are highly dependent on customer capacity demand in the industries we serve, including thin film heads, automotive MEMS, LED/laser diodes, and ink jet print heads, and therefore we expect to experience significant variations in sales to this market from quarter to quarter.
Revenues from services for the quarter ended June 28, 2008 were $4.4 million, an increase of 21.9% over the corresponding quarter of 2007, primarily attributable to an increase in service contracts entered and recognized during the second quarter of 2008.
Revenues from licensing activities for the quarter ended June 28, 2008 were $0.4 million compared to $0.1 million for the corresponding quarter of 2007. This increase is due to the resale of our tools by our existing customers to third parties. Pursuant to our license arrangements, such transactions are subject to license fee and are based on units sold. Future revenues from licensing activities, if any, will be contingent upon existing and future licensing and royalty arrangements. We may not be successful in generating licensing revenues in the future and do not anticipate the recognition of significant levels of licensing income during the remainder of 2008.
At June 28, 2008, we had approximately $3.6 million of deferred product and services income compared to $10.2 million at December 31, 2007. The gross amounts of deferred revenues and deferred costs at June 28, 2008 were $4.3 million and $0.7 million, respectively. The gross amounts of deferred revenues and deferred costs at December 31, 2007 were $14.8 million and $4.6 million, respectively. Deferred product income is recognized as revenue upon satisfying the contractual obligations for installation and/or customer acceptance. Deferred services income is recognized as revenue ratably over the contract period (for time-based service contracts) or as purchased services are rendered (for contracts based on a purchased quantity of hours).

For the quarter ended June 28, 2008, international net sales were $15.8 million, or 49.2% of total net sales, compared with $18.1 million, or 60.2% of total net sales for the corresponding quarter of 2007. In the quarter ended June 28, 2008 compared to the corresponding quarter of 2007, sales to Europe increased by $4.5 million, sales to Japan decreased by $7.6 million, sales to Taiwan and the rest of Asia increased by $0.4 million, respectively. We expect sales to international customers will continue to represent a significant portion of our revenues during the remainder of 2008 as companies continue to build their manufacturing plants overseas, especially in Asia.
Our revenue derived from sales in foreign countries is not generally subject to significant exchange rate fluctuations, principally because sales contracts for our systems are generally denominated in U.S. dollars. In Japan, however, orders are sometime denominated in Japanese yen. This subjects us to the risk of currency fluctuations. We attempt to mitigate this risk by entering into foreign currency forward exchange contracts for the period between when an order is received and when it is recorded as revenue. After recording revenue, we use various mechanisms, such as natural hedges, to offset substantial portions of the gains or losses associated with our Japanese yen denominated receivables due to exchange rate fluctuations. We had approximately $0.8 million of Japanese yen denominated receivables at June 28, 2008. International sales expose us to a number of additional risks, including fluctuations in the value of local currencies relative to the U.S. dollar, which impact the relative cost of ownership of our products and, thus, the customer’s willingness to purchase our product. (See “Item 1A Risk Factors: International Sales”).
Year-To-Date

	Six Months Ended
	June 28,	June 30,	Amount of	Percentage
(In thousands, except percentages)	2008	2007	Change	Change
Sales of:
Products	$54,202	$49,803	$4,399	8.8%
Services	8,595	7,476	1,119	15.0%
Licenses	400	100	300	300.0%

Total net sales	$63,197	$57,379	$5,818	10.1%

Product sales increased 8.8% to $54.2 million for the six months ended June 28, 2008 as compared to the same period in 2007. This increase was primarily attributable to an increase in the average selling prices of systems sold partially offset by a decrease in system unit volume, resulting from a continuing shift in product mix in favor of our new laser processing and advanced packaging products and away from our legacy product platforms.
On a market segment basis, the year-over-year increase in systems sales was primarily attributable to a $7.7 million increase in sales to the packaging market and a $4.7 million increase in sales to the laser thermal processing market, which was offset partially by a $4.9 million and $0.6 million decrease in sales to the nanotechnology market and the semiconductor market, respectively.
Revenues from services in the first six months of 2008 increased 15.0% from the comparable period of 2007, primarily as a result of increases in the number of service contracts in effect during the quarter. Revenues from licensing activities increased in the first six months of 2008 as compared to the same period of 2007 primarily due to the resale of our tools by our existing customers to third parties.
For the first six months of 2008, international net sales were $34.0 million, or 53.8% of total net sales, as compared with $37.3 million, or 68.0% of total net sales, for the comparable period of 2007. For the first six months of 2008, as compared to the same period of 2007, sales to Europe decreased $1.1 million, sales to Japan decreased $8.2 million, sales to Taiwan increased $1.0 million and sales to the rest of Asia increased $3.3 million.
Gross Profit
On a comparative basis, gross margins increased to 47.4% for the three months ended June 28, 2008, compared to 43.9% for the corresponding period of 2007. This 3.5 percentage point increase in gross margin was primarily due to an increase in the average selling prices of systems sold and a change in our product mix (4.7 percentage points) and no severance and benefit charge recorded during the second quarter of 2008 (0.7 percentage points). These lower costs were partially offset by higher warranty and installation costs (1.9 percentage points).

Gross margins for the six months ended June 28, 2008 increased to 48.3% compared to 41.8% in the corresponding period in 2007. This 6.5 percentage point increase in gross margin was primarily due to an increase in the average selling prices of systems sold and a change in our product mix (6.4 percentage points) and no severance and benefit charge recorded during the first six months of 2008 (0.8 percentage points). These lower costs were partially offset by higher warranty and installation costs (0.7 percentage points).
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
Operating Expenses
Second Quarter

	Three Months Ended
	June 28,	June 30,	Amount of	Percentage
(In thousands, except percentages)	2008	2007	Change	Change
Research, development, and engineering	$5,811	$5,836	$(25)	-0.4%
Selling, general, and administrative	7,648	7,561	87	1.2%

Total operating expenses	$13,459	$13,397	$62	0.5%

Research, development and engineering expenses for the quarter ended June 28, 2008 remained fairly consistent at $5.8 million as compared to the corresponding period in 2007. As a percentage of net sales, research, development and engineering expenses for the quarter ended June 28, 2008 decreased to 18.1% from 19.4% for the corresponding quarter of 2007. This decrease was due primarily to the increase in net sales as compared to the corresponding quarter of 2007 discussed above.
Selling, general, and administrative expenses for the quarter ended June 28, 2008 remained fairly consistent at $7.6 million as compared to the same quarter of 2007. We did not record any severance and benefit charges during the second quarter of 2008 as compared to $0.5 million recorded in the corresponding quarter of 2007. However, we had higher sales and marketing related expenses as well as an accrual of $0.2 million for the management incentive plan during the second quarter of 2008 as compared to no such accrual for the corresponding quarter of 2007. As a percentage of net sales, selling, general, and administrative expenses for the quarter ended June 28, 2008 decreased to 23.9% from 25.2% for the corresponding quarter of 2007. This decrease was primarily due to the increase in net sales as compared to the corresponding quarter of 2007 discussed above.
Year-To-Date

	Six Months Ended
	June 28,	June 30,	Amount of	Percentage
(In thousands, except percentages)	2008	2007	Change	Change
Research, development, and engineering	11,782	11,800	(18)	-0.2%
Selling, general, and administrative	16,160	16,863	(703)	-4.2%

Total operating expenses	$27,942	$28,663	($721)	-2.5%

Research, development and engineering expenses for the first six months of 2008 remained fairly consistent at $11.8 million as compared to the same period in 2007. As a percentage of net sales, research, development and engineering expenses for the six-month period ended June 28, 2008 decreased to 18.6% from 20.6% for the corresponding period of 2007.
Selling, general, and administrative expenses were $16.2 million for the first six months of 2008 as compared with $16.9 million for the same period in 2007. This decrease was primarily due to our continuing effort to manage company-wide expenses and to the fact that no severance and benefit charges were recorded during the first six months of 2008 compared to $0.9 million recorded in the corresponding period of 2007, which decrease was offset partially by an accrual of $0.5 million for the management incentive plan as compared to no such accrual for the corresponding period of 2007. As a percentage of net sales, selling, general, and administrative expenses for the six-month period ended June 28, 2008 decreased to 25.6% from 29.4% for the corresponding period of 2007.

Interest and Other Income, Net
Interest and other income, net, which consists primarily of interest income and gain (loss) from foreign currency exchange, was $1.1 million and $2.4 million for the three and six months ended June 28, 2008, respectively, as compared with $1.4 million and $3.1 million for the comparable periods of 2007. This decrease was primarily attributable to higher loss from foreign currency exchange and a decline in interest income earned by our cash and investment positions, which was partially offset by a gain of $0.4 million from sales of short-term investments during the second quarter and first six months of 2008 as compared to the corresponding periods of 2007. The loss from foreign currency exchange was a result of appreciation of Japanese yen. The lower interest income earned resulted from lower applicable interest rates. The cost of securities sold was determined based on the specific identification method. As of June 28, 2008, the weighted-average maturity of our investment portfolio was approximately 0.1 years. As a result, changes in short-term interest rates have had, and will continue to have, an impact on our interest income.
Provision for Income Taxes
For the three- and six-month periods ended June 28, 2008, we recorded income tax provisions of $0.2 million and $0.3 million, respectively, as compared to $67,000 and $0.2 million for the comparable periods in 2007. The income tax provisions recognized for the six months ended June 28, 2008 and June 30, 2007 resulted primarily from federal income taxes and foreign income taxes.
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
If we are able to eventually recognize these uncertain tax positions, $2.9 million of the unrecognized benefit would reduce our effective tax rate. We currently have a full valuation allowance against our U.S. net deferred tax asset which would impact the timing of the effective tax rate benefit should any of these uncertain tax positions be favorably settled in the future. Over the next twelve months, we expect an immaterial decline in liabilities associated with our uncertain tax positions as a result of expiring statutes of limitations.
We are subject to federal and state tax examination for years 1999 forward and 1997 forward, respectively, by virtue of the tax attributes carrying forward from those years. We are also subject to audits in the foreign jurisdictions in which we operate for years 2002 and forward. There are no tax examinations currently in progress.
Outlook
The anticipated timing of orders, shipments and customer acceptances usually requires that we fill a number of production slots in any given quarter in order to meet our sales targets. If we are unsuccessful in our efforts to secure those production orders, or if existing production orders are delayed or cancelled, our results of operations will be materially adversely impacted. Accordingly, we may not be able to achieve or maintain our current or prior level of sales. We presently expect net sales for the third quarter of 2008 to be higher than the net sales reported in the second quarter of 2008. For the full fiscal year of 2008, we believe total net sales will improve compared to the amount reported for 2007.

Because our net sales are subject to a number of risks, including risks associated with the market acceptance of our new laser processing product line, delays in customer acceptance, intense competition in the capital equipment industry, uncertainty relating to the timing and market acceptance of our products, and the condition of the macro-economy and the semiconductor industry and the other risks described in this report and in our Annual Report on Form 10-K for the year ended December 31, 2007, we may not exceed or even maintain our current or prior level of net sales for any period in the future. Additionally, we believe that the market acceptance and volume production of our advanced packaging systems, laser processing systems and our 1000 Platform steppers are of critical importance to our future financial results. At June 28, 2008, these critical systems represented approximately 78.7% of our backlog. To the extent that these products do not achieve or maintain significant sales due to difficulties involving manufacturing or engineering, the inability to reduce the current long manufacturing cycles for these products, competition, excess capacity in the semiconductor or nanotechnology device industries, or for any other reason, our business, financial condition and results of operations would be materially adversely affected.
We believe that gross margin for the third quarter of 2008 will improve compared to the second quarter of 2008. Gross margin for the full fiscal year of 2008 is expected to improve compared to 2007 as well. The final gross margin achieved in any quarter will depend heavily upon sales volumes and the resulting product mix. Should our sales not reach the level expected, we may incur a higher risk of inventory obsolescence and excess purchase commitments and lower utilization of our manufacturing infrastructure, which would materially adversely impact our results of operations. New products generally have lower gross margins until there is widespread market acceptance and until production and after-sales efficiencies can be achieved. Should significant market demand fail to develop for our laser processing systems and our advanced packaging offerings, our business, financial condition and results of operations would be materially adversely affected. In addition, higher costs associated with extended manufacturing and customer acceptance periods on shipments of our laser processing products have had, and will continue to have, an adverse impact on our gross margins. We anticipate our operating expenses for the full fiscal year of 2008 will be slightly higher than the amount in fiscal year of 2007. For the full fiscal year of 2008, we believe our operating cash flow will continue to be positive.
LIQUIDITY AND CAPITAL RESOURCES
Net cash provided by operating activities was $12.1 million for the six months ended June 28, 2008, compared with $1.8 million for the comparable period in 2007. Net cash provided by operating activities during the first six months of 2008 was primarily attributable to our net income generated from increased product and service sales and lower overall spending from our cost-cutting measures plus the net effect of non-cash expenses from depreciation, amortization and stock-based compensation charges. Other source of cash from operating activities included decreases in trade receivables and increases in accounts payable and other current liabilities. The decrease in accounts receivable was due to strong collections in the first six months of 2008. The increases in accounts payable and other current liabilities were due to timing of payments. These sources of cash were partially offset by uses of cash from purchase of inventories and lower deferred product and service income. The decrease in deferred product and services income was primarily due to revenue recognized during the first six months of 2008.
We believe that because of the relatively long manufacturing cycle of certain of our systems, particularly newer products, our inventories will continue to represent a significant portion of working capital. Currently, we are devoting significant resources to the introduction and commercialization of our laser processing systems and to the development of our next generation 1X lithography technologies. We currently intend to continue to incur significant operating expenses in the areas of research, development and engineering, manufacturing, and selling, general and administrative costs in order to further develop, produce and support these new products. Additionally, gross profit margins, inventory and capital equipment levels may be adversely impacted in the future by costs associated with the production of our laser processing systems and by future generations of our 1X wafer steppers. These costs include, but are not limited to, additional manufacturing overhead, costs of demonstration systems and facilities and the establishment of additional after-sales support organizations. Moreover, there can be no assurance that operating expenses will not increase, relative to sales, as a result of adding technical, marketing and administrative personnel, among other costs, to support our new products. If we are unable to achieve significantly increased net sales or if our sales fall below expectations, our cash flow and operating results will be materially adversely affected until, among other factors, costs and expenses can be reduced. Our failure to achieve our sales targets for these new products could result in inventory write-offs and asset impairment charges, either of which could materially adversely impact our results of operations.
During the first six months of 2008, net cash provided by investing activities was $50.8 million, attributable to net proceeds from the sale and maturity of short and long-term investments of $52.0 million, offset by capital expenditures of $1.2 million.

Net cash used in financing activities was $1.1 million during the first six months of 2008, attributable to net repayments of $2.1 million under our notes payable offset partially by proceeds of $1.0 million received from the issuance of common stock under our employee stock option plans.
At June 28, 2008, we had working capital of $170.0 million. Our principal sources of liquidity at June 28, 2008 consisted of $137.7 million in cash, cash equivalents and short-term investments, net of outstanding borrowings under our line of credit. We have a line of credit agreement with a brokerage firm. Under the terms of this agreement, we may borrow funds at a cost equal to the current Federal funds open rate plus 125 basis points (approximately 3.25% as of June 28, 2008). Certain of our cash, cash equivalents and marketable securities secure borrowings outstanding under this facility, but we are not restricted in the use of those assets. Funds are advanced to us under this facility in accordance with pre-determined advance rates based on the cash and securities held by us in this brokerage account. This agreement has no set expiration date and there are no loan covenants other than a collateral requirement. As of June 28, 2008, $3.7 million was outstanding under this facility, with a related collateral requirement of $4.9 million of our cash, cash equivalents and investments.
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

Information Available on Company Website
Our website is located at www.ultratech.com. We make available, free of charge through our website, our annual report on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K (and amendments to those reports), as soon as reasonably practicable after such reports are filed electronically with the SEC. We have adopted a Code of Ethics for our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. We have posted this Code of Ethics on our website. Any future amendments to or waivers of this Code will also be posted on our website.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
Reference is made to Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report on Form 10-K for the year ended December 31, 2007 and to the subheading “Derivative Instruments and Hedging” in Item 8, “Financial Statements and Supplementary Data,” under the heading “Notes to Consolidated Financial Statements” of our Annual Report on Form 10-K for the year ended December 31, 2007.
Interest Rate Risk
Our exposure to market risk due to potential changes in interest rates relates primarily to our investment portfolio, which consisted primarily of fixed interest rate instruments as of June 28, 2008. We maintain an investment policy designed to ensure the safety and preservation of our invested funds by limiting market risk and the risk of default.
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
As of June 28, 2008, we did not have any investments in mortgage backed or auction rate securities that affect the current sub-prime mortgage market. However, we intend to closely monitor developments in the credit markets and make appropriate changes to our investment policy as deemed necessary. Based on our ability to liquidate our investment portfolio and our expected operating cash flows, we do not anticipate any liquidity constraints as a result of the current credit environment.
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
Item 4. Controls and Procedures
We conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the period covered by this report (the “Evaluation Date”). Based upon the evaluation, our principal executive officer and principal financial officer concluded that, as of the Evaluation Date, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure, and is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

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
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended June 28, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
In May 2006, the same company filed a state court lawsuit against us for malicious prosecution and abuse of process claiming that attorney’s fees, costs and other damages were due based on the outcome of a federal patent litigation suit described above. We do not believe this action has merit, particularly given the denial by the federal court of that company’s request to be awarded attorneys’ fees payable by us in the patent litigation and the subsequent federal appellate court’s affirmation of the order denying any such award. We filed a motion to have the state court complaint dismissed under California’s anti-strategic lawsuit against public participation, or anti-SLAPP, and demurrer statutes. The anti-SLAPP statute is aimed at striking lawsuits that are brought in order to quash an individual’s constitutional rights to free speech or seeking redress of grievances (i.e., filing suit). The state court granted the anti-SLAPP motion as to the abuse of process claim, but denied it as to the malicious prosecution claim. We appealed the decision denying the anti-SLAPP motion as to the malicious prosecution claim, but the Appellate Court upheld the Superior Court’s ruling. We intend to continue to vigorously pursue our rights in connection with this action.
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
Although we attempt to protect our intellectual property rights through patents, copyrights, trade secrets and other measures, we believe that our success will depend more upon the innovation, technological expertise and marketing abilities of our employees. Nevertheless, we have a policy of seeking patents when appropriate on inventions resulting from our ongoing research and development and manufacturing activities. We own 142 United States and foreign patents, which expire on dates ranging from October 2008 to September 2027 and have 64 United States and foreign patent applications pending. In addition, we have various registered trademarks and copyright registrations covering mainly applications used in the operation of our systems. We also rely upon trade secret protection for our confidential and proprietary information. We may not be able to protect our technology adequately and competitors may be able to develop similar technology independently. Our pending patent applications may not be issued or U.S. or foreign intellectual property laws may not protect our intellectual property rights. In addition, litigation may be necessary to enforce our patents, copyrights or other intellectual property rights, to protect our trade secrets, to determine the validity and scope of the proprietary rights of others or to defend against claims of infringement. Such litigation has resulted in, and in the future could result in, substantial costs and diversion of resources and could have a material adverse effect on our business, financial condition and results of operations, regardless of the outcome of the litigation. Patents issued to us may be challenged, invalidated or circumvented and the rights granted thereunder may not provide competitive advantages to us. Furthermore, others may independently develop similar technology or products, or, if patents are issued to us, design around the patents issued to us. Invalidation of our patents related to those technologies could allow our competitors to more effectively compete against us, which could result in less revenue for us.

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
In May 2006, the same company filed a state court lawsuit against us for malicious prosecution and abuse of process claiming that attorney’s fees, costs and other damages were due based on the outcome of the federal patent litigation suit described above. We do not believe this action has merit, particularly given the denial by the federal court of that company’s request to be awarded attorneys’ fees payable by us in the patent litigation and the subsequent federal appellate court’s affirmation of the order denying any such award. We filed a motion to have the state court complaint dismissed under California’s anti-strategic lawsuit against public participation (“anti-SLAPP”) and demurrer statutes. The anti-SLAPP statute is aimed at striking lawsuits that are brought in order to quash an individual’s constitutional rights to free speech or seeking redress of grievances (i.e., filing suit). The state court granted the anti-SLAPP motion as to the abuse of process claim, but denied it as to the malicious prosecution claim. We appealed the decision denying the anti-SLAPP motion as to the malicious prosecution claim, but the Appellate Court upheld the Superior Court’s ruling. We intend to continue to vigorously pursue our rights in connection with this action.
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
Historically, we have sold a substantial portion of our systems to a limited number of customers. In the three- and six-month periods ended June 28, 2008, our top five customers accounted for 88.0% and 62.7% of our system sales compared to 88.9% and 58.1%, in the comparable periods of 2007. We expect that sales to a relatively few customers will continue to account for a high percentage of our net sales in the foreseeable future and believe that our financial results depend in significant part upon the success of these major customers and our ability to meet their future capital equipment needs. Although the composition of the group comprising our largest customers may vary from period to period, the loss of a significant customer or any reduction in orders by a significant customer, including reductions due to market, economic or competitive conditions in the semiconductor, semiconductor packaging or nanotechnology industries or in the industries that manufacture products utilizing integrated circuits, thin film heads or other nanotechnology components, would likely have a material adverse effect on our business, financial condition and results of operations. Our ability to maintain or increase our sales in the future depends, in part, on our ability to obtain orders from new customers as well as the financial condition and success of our existing customers, the semiconductor and nanotechnology industries and the economy in general.
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

On a market application basis, sales to the semiconductor industry, primarily for advanced packaging applications and laser thermal processing applications, accounted for 100% and 74.4% of system revenue for the second quarter of 2008 and 2007, respectively, while sales to nanotechnology manufacturers, including micro systems, thin film head and optical device manufacturers, accounted for the remainder of our systems revenue. For the first six months of 2008, sales to the semiconductor industry and nanotechnology manufacturers accounted for 96.7% and 3.3%, respectively, compared to 84.1% and 15.9% of the corresponding periods in 2007. Our future operating results and financial condition would be materially adversely impacted by a downturn in any of these industries, or by loss of market share in any of these industries. A growing portion of our backlog of system orders is comprised of laser spike annealing tools. To date, we have limited customer experience with this technology. Should significant demand not materialize, due to technical, production, market, or other factors, our business, financial position and results of operations would be materially adversely impacted.
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
International sales accounted for approximately 49.2% and 53.8% of total net sales for the three- and six-month periods ended June 28, 2008, respectively, compared to 60.2% and 68.0% in the comparable period of 2007. We anticipate that international sales will continue to account for a significant portion of total net sales. As a result, a significant portion of our net sales will continue to be subject to certain risks, including unexpected changes in regulatory requirements; difficulty in satisfying existing regulatory requirements; exchange rate fluctuations; tariffs and other barriers; political and economic instability; difficulties in accounts receivable collections; natural disasters; difficulties in staffing and managing foreign subsidiary and branch operations; and potentially adverse tax consequences.
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
Our cash equivalent and short-term investment portfolio as of June 28, 2008 consisted of U.S. treasury securities, corporate notes, commercial paper and money market funds. We follow an established investment policy and set of guidelines to monitor, manage and limit our exposure to interest rate and credit risk. The policy sets forth credit quality standards and limits our exposure to any one issuer, as well as our maximum exposure to various asset classes.
As a result of current financial market conditions, investments in some financial instruments, such as structured investment vehicles, sub-prime mortgage-backed securities and collateralized debt obligations, may lose some or all of their value due to liquidity and credit concerns. As of June 28, 2008, we had no holdings in these categories of investments and no impairment charge associated with our short-term investment portfolio. Although we believe our current investment portfolio has little risk of impairment, we cannot predict future market conditions or market liquidity and our investment portfolio could become impaired.
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
We prepare our financial statements in conformity with accounting principles generally accepted in the United States (“U.S. GAAP”). These principles are subject to interpretation by the Financial Accounting Standards Board (“FASB”), the American Institute of Certified Public Accountants (“AICPA”), the SEC and various bodies formed to interpret and create appropriate accounting policies. A change in those policies can have a significant effect on our reported results and may affect our reporting of transactions which are completed before a change is announced.
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

As of June 28, 2008, we had options and restricted stock units to purchase approximately 5.2 million shares of our Common Stock outstanding. Among other determinants, the market price of our stock has a major bearing on the number of shares subject to outstanding stock options and restricted stock units that are included in the weighted-average shares used in determining our net income (loss) per share. During periods of extreme volatility, the impact of higher stock prices can have a materially dilutive effect on our net income (loss) per share. Additionally, shares subject to outstanding options and restricted stock units are excluded from the calculation of net income (loss) per share when we have a net loss or when the exercise price and the average unrecognized compensation cost of the stock option or restricted stock unit is greater than the average market price of our Common Stock, as the impact of the stock options or restricted stock unit would be anti-dilutive.
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
As part of our continued effort to reduce company-wide expenses since the fourth quarter of 2006, during 2006 and 2007, we recorded certain expenses related to workforce reductions pursuant to the provisions of FASB Statement No. 146, Accounting for Costs Associated with Exit or Disposal Activities. Although we expect our cost cutting efforts to result in a decrease in expenses over the long-term, these accounting charges may result in an increase in our short-term expenses. We may from time to time undertake additional expense reduction programs or actions, any of which could result in current period charges and expenses that could have a material adverse effect on that period’s operating results.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
None.
Item 3. Defaults Upon Senior Securities.
None.

Item 4. Submission of Matters to a Vote of Security Holders.
None.
Item 5. Other Information.
None.

Item 6. Exhibits.

3.1(a)	Amended and Restated Certificate of Incorporation of the Registrant, filed October 6, 1993.

3.1.1(a)	Certificate of Amendment of the Amended and Restated Certificate of Incorporation of the Company, dated May 17, 1995.

3.1.2(a)	Certificate of Amendment of the Amended and Restated Certificate of Incorporation of the Company, dated June 17, 1998.

3.1.3(a)	Certificate of Amendment of the Amended and Restated Certificate of Incorporation of the Company, dated June 20, 2003.

3.2(b)	Bylaws of the Registrant, as amended.

31.1	Certification of Chief Executive Officer required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(a)	Previously filed with our Quarterly Report on Form 10-Q for the quarter ended June 28, 2003 (Commission File No. 0-22248) and incorporated herein by reference.

(b)	Previously filed with our Current Report on Form 8-K filed on February 2, 2007 (Commission File No. 0-22248) and incorporated herein by reference.

*	Exhibit 32.1 is being furnished and shall not be deemed to be filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section, nor shall such exhibit be deemed to be incorporated by reference in any registration statement or other document filed under the Securities Act of 1933, as amended, or the Securities Exchange Act, except as otherwise stated in such filing.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ULTRATECH, INC. (Registrant)

Date: July 31, 2008	By:	/s/ BRUCE WRIGHT Bruce Wright Senior Vice President, Finance and Chief Financial Officer (Duly Authorized Officer and Principal Financial and Accounting Officer)

EXHIBIT INDEX

3.1(a)	Amended and Restated Certificate of Incorporation of the Registrant, filed October 6, 1993.

3.1.1(a)	Certificate of Amendment of the Amended and Restated Certificate of Incorporation of the Company, dated May 17, 1995.

3.1.2(a)	Certificate of Amendment of the Amended and Restated Certificate of Incorporation of the Company, dated June 17, 1998.

3.1.3(a)	Certificate of Amendment of the Amended and Restated Certificate of Incorporation of the Company, dated June 20, 2003.

3.2(b)	Bylaws of the Registrant, as amended.

31.1	Certification of Chief Executive Officer required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(a)	Previously filed with our Quarterly Report on Form 10-Q for the quarter ended June 28, 2003 (Commission File No. 0-22248) and incorporated herein by reference.

(b)	Previously filed with out Current Report on Form 8-K on February 2, 2007 (Commission File No. 0-22248) and incorporated herein by reference.

*	Exhibit 32.1 is being furnished and shall not be deemed to be filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section, nor shall such exhibit be deemed to be incorporated by reference in any registration statement or other document filed under the Securities Act of 1933, as amended, or the Securities Exchange Act, except as otherwise stated in such filing.