Form 10-K
period 2008-12-31
ULTRATECH INC
filed 2009-02-27
CIK 909791

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark one)

☑	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Fiscal Year Ended December 31, 2008
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
Common Stock, $0.001 Par Value Per Share
Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes ☐ No ☑
Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405) is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☑
The aggregate market value of voting stock held by non-affiliates of the Registrant, as of June 27, 2008, was approximately $147,054,501 (based upon the closing price for shares of the Registrant’s common stock as reported by the NASDAQ Global Market on that date, the last trading date of the Registrant’s most recently completed second quarter). Shares of common stock held by each officer, director and holder of 5% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.
As of February 23, 2009, the Registrant had 23,602,695 shares of common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant’s Proxy Statement for the 2009 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K.

PART I
ITEM 1. BUSINESS
This Annual Report on Form 10-K contains, in addition to historical information, certain forward-looking statements that involve significant risks and uncertainties, which are difficult to predict, and are not guarantees of future performance. Such statements can generally be identified by words such as “anticipates,” “expects,” “intends,” “will,” “could,” “believes,” “estimates,” “continue,” and similar expressions. Our actual results could differ materially from the information set forth in any such forward-looking statements. Factors that could cause or contribute to such differences include those discussed below, as well as those discussed under “Item 1A Risk Factors” and elsewhere in this Annual Report on Form 10-K.
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
Laser Anneal Technology
Device scaling has been the predominant means pursued by the semiconductor industry to achieve the gains in productivity and performance quantified by Moore’s Law. In the past several years, scaled device performance has been compromised because traditional transistor materials, such as silicon, silicon dioxide, and polysilicon, have been pushed to their fundamental materials limits. Continued scaling thus requires the introduction of new materials. For example, the traditional gate dielectric has been silicon dioxide, and as devices are scaled below 45 nanometers (nm), high K material such as hafnium oxide must be considered because silicon dioxide begins to lose its effectiveness at levels below 45 nm. These new materials impose added challenges to the methods used to dope and activate silicon to produce very shallow, highly activated junctions. The main challenges regarding short channel effects include achieving maximum activation and minimal diffusion with abrupt junctions.
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
The two principal types of steppers currently in use by the semiconductor industry are reduction steppers, which are the most widely used steppers, and 1X steppers. Reduction steppers, which typically have reduction ratios of four- or five-to-one, employ photomask patterns that are four or five times larger than the device pattern that is to be exposed on the wafer surface. In addition, there is now a fourth generation of lithography tools, known as step-and-scan systems, that address device sizes of 0.35 micron and below. In contrast to steppers, which require lenses that cover the entire field, step-and-scan optical systems have an instantaneous field just large enough to span the width of a field and employ scanning to stretch coverage over the entire field. Each scan is followed by re-registration of the wafer with respect to the mask, i.e. “stepping”, to create multiple fields covering the entire wafer. The smaller instantaneous field size of step-and-scan system projection optical systems allows them to resolve finer geometries and scanning allows them to cover larger fields.
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
In the past, manufacturers of ICs and similar devices purchased capital equipment based principally on performance specifications. In view of the significant capital expenditures required to construct, equip and maintain advanced fabrication facilities, relatively short product cycles and manufacturers’ increasing concern for overall fabrication costs, we believe that focus has shifted to the total cost of ownership. Cost of ownership includes the costs associated with the acquisition of equipment, as well as components based on throughput, yield, up-time, service, labor overhead, maintenance, and various other costs associated with owning and using the equipment. As a result, in many cases the most technologically advanced system will not necessarily be the manufacturing system of choice.

In addition to enhancing our current lithography solutions, we have been developing new tools to serve new markets. The LSA100A tool is aimed at volume production of advanced state of the art devices. These products, based on the same platform and stage technology as our advanced lithography tools, employ a 3500 Watt carbon dioxide laser to activate ultra-shallow, transistor junctions. Annealing times are reduced from several seconds, typical for the current generation of Rapid Thermal Processing equipment, to a millisecond or less. This results in more abrupt junctions with higher dopant activation levels and leads to transistors with higher drive currents and lower leakage. While this technology is expected to be useful for multiple IC generations, we anticipate that eventually this technology will be superseded by a laser processing technology that will reduce the processing time below one microsecond, thereby achieving even higher performance characteristics with almost “zero” thermal budget. We believe these new laser thermal processing technologies—for which we have been awarded 80 patents and have 51 patent applications pending—remove several critical barriers to future device scaling and will help to extend Moore’s Law well into the future.
Products
We currently offer two different series of 1X lithography systems for use in the semiconductor fabrication process: the 1000 Family, which addresses the markets for high volume/low cost semiconductor fabrication and R&D packaging activities and nanotechnology applications; and the AP series, which were designed to meet the requirements in the advanced packaging market. These steppers currently offer minimum feature size capabilities ranging from 2.0 microns to 0.75 microns.
For the advanced packaging market, we offer our new AP series built on the Unity Platform®. These advanced packaging systems were developed for high volume bump and wafer level CSP manufacturing and post passivation lithography applications. They provide broadband or selective exposure (g, h or i-line), and are used in conjunction with downstream processes to produce a pattern of bumps, or metal connections, on the bond pads of the die for flip chip devices. Using flip chip interconnect offers reduced signal inductance, reduced power/ground inductance, die shrink advantages and reduced package footprint.
The AP series, consisting of the AP300 and AP200, are built on our Unity Platform and feature a customer-configurable design that supports flexible manufacturing requirements as well as tool extendibility for multiple device generations. Designed to optimize productivity, the AP systems integrate the processing advantages associated with our advanced packaging lithography equipment with the productivity benefits of our new Unity Platform. We believe that these new lithography systems support a lower cost-of-ownership strategy due to significant throughput enhancements, higher reliability, and superior alignment and illumination systems.
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
In addition to selling new systems, we sell upgrades to systems in our installed base and refurbished systems. These refurbished systems typically have a purchase price that is lower than the purchase price for our new systems.
We offer an advanced laser-based thermal annealing tool, the LSA100A, built on our Unity Platform. Thermal annealing is used by the semiconductor industry for a variety of process steps, including activation of implanted impurities, dielectric film formation, formation of silicides and stabilization of copper grain structures. Annealing tools currently in use by manufacturers of semiconductor devices are furnaces and rapid thermal annealing, or Rapid Thermal Processing (“RTP”), systems. We believe there is a need for tools that anneal at higher temperatures for shorter periods of time and that our future laser annealing tools may ultimately provide this capability to the industry. The near-term application of our laser-based thermal annealing tools is anticipated to be in the area of source/drain dopant activation. However, we are also researching the use of these tools for other applications. In 2008 we shipped and recognized revenue from sales of production systems to multiple customers.

Our current systems are set forth below:

Minimum
Feature Size
Product Line	Wavelength	(microns)
1X Steppers:
1000 Series:
Star 100™	i-line, gh-line	0.8 - 1.0
NanoTech	i-line, gh-line	1.0 - 2.0
Prisma-ghi	ghi-line	2.0 - 4.0
AP200	ghi-line	2.0
AP300	ghi-line	2.0
Laser Processing:
LSA100A	NA	NA
Research, Development and Engineering
The semiconductor and nanotechnology industries are subject to rapid technological change and new product introductions and enhancements. We believe that continued and timely development and introduction of new and enhanced systems to serve these markets is essential for us to maintain our competitive position. We have made and continue to make substantial investments in the research and development of our core optical technology, which we believe is critical to our future financial results. We intend to continue to develop our technology and to develop innovative products and product features to meet customer demands. Current engineering projects include continued research and development and process insertion for our laser processing technologies and continued development of our 1X stepper products. Other research and development efforts are currently focused on: performance enhancement and development of new features for existing systems, both for inclusion as a standard component in our systems and to meet special customer order requirements; reliability improvement; and manufacturing cost reductions. These research and development efforts are undertaken, principally, by our research, development and engineering organizations and costs are generally expensed as incurred. Other operating groups within Ultratech support our research, development and engineering efforts, and the associated costs are charged to those organizations and expensed as incurred.
We work with many customers to jointly develop technology required to manufacture advanced devices or to lower the customer’s cost of ownership. We also have a worldwide engineering support organization including reticle engineering, photo processing capability and applications support.
We have historically devoted a significant portion of our financial resources to research and development programs and expect to continue to allocate significant resources to these efforts in the future. As of December 31, 2008, we had approximately 70 full-time employees engaged in research, development and engineering. For 2008, 2007 and 2006, total research, development and engineering expenses were approximately $23.3 million, $23.4 million and $26.2 million, respectively, and represented 18%, 21% and 22% of our net sales, respectively.
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

Advanced Packaging
We experience competition in advanced packaging from various proximity aligner companies such as Suss Microtec AG (“Suss Microtec”) and used projection systems. We expect our competitors to continue to improve the performance of their current products and to introduce new products with improved price and performance characteristics. This could cause a decline in sales or loss of market acceptance of our steppers in our served markets, and thereby materially adversely affect our business, financial condition and results of operations. Enhancements to, or future generations of, competing products may be developed that offer superior cost of ownership and technical performance features. We believe that to be competitive, we will require significant financial resources to continue to invest in new product development, to invest in new features and enhancements to existing products, to introduce new generation stepper systems in our served markets on a timely basis, and to maintain customer service and support centers worldwide. In marketing our products, we may also face competition from suppliers employing other technologies. In addition, increased competitive pressure has led to intensified price-based competition in certain of our markets, resulting in lower prices and margins. Should these competitive trends continue, our business, financial condition and operating results may be materially adversely affected.
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
Laser Processing
With respect to our laser annealing technologies, marketed under the LSA100A product name, our primary competition comes from companies such as Dainippon Screen Manufacturing Co., Ltd., Applied Materials, Inc. and Mattson Technology, Inc. Many of these companies offer products utilizing RTP, which is the current manufacturing technology. RTP does not prevent semiconductor device manufacturers from scaling the lateral dimensions of their transistors to obtain improved performance, but diffusion resulting from the time scales associated with RTP limits the vertical dimension of the junctions. Faster annealing times result in shallower and more abrupt junctions and faster transistors. We believe that RTP manufacturers recognize the need to reduce thermal cycle times and are working toward this goal. Several companies have published papers on annealing tools that incorporate flash lamp anneal (“FLA”) technology, a potential advanced annealing solution, in order to reduce annealing times and increase anneal temperatures. Developers of FLA technology claim to have overcome annealing difficulties at the 65nm node. This technique, which employs xenon flash lamps, has shown improvements over RTP in junction depth and sheet resistance, but we believe FLA suffers from pattern-related non-uniformities and could require additional, costly processes to equalize the reflectivity of different areas within the chip or wafer. Our proprietary laser processing solution has been specifically developed to provide junction annealing on near-instantaneous timescales, while achieving high activation levels. LSA, our first implementation of laser processing, activates dopants in the microsecond-to-millisecond time frame without melting. Our research indicates that, at temperatures just below the melting point of silicon, time durations in the microsecond to millisecond range, are required to achieve full activation, with minimal dopant diffusion.
In July 2000, we licensed certain rights to our then existing laser processing technology, with reservations, to a competing manufacturer of semiconductor equipment. We presently anticipate that this company and others intend to offer laser annealing tools to the semiconductor industry that will compete with our offerings.
Intellectual Property Rights
Although we attempt to protect our intellectual property rights through patents, copyrights, trade secrets and other measures, we believe that our success will depend more upon the innovation, technological expertise and marketing abilities of our employees. Nevertheless, we have a policy of seeking patents when appropriate on inventions resulting from our ongoing research and development and manufacturing activities. We own 157 United States and foreign patents, which expire on dates ranging from November 2012 to September 2027 and have 65 United States and foreign patent applications pending. We also have various registered trademarks and copyright registrations covering mainly applications used in the operation of our systems. We also rely upon trade secret protection for our confidential and proprietary information. We may not be able to protect our technology adequately and competitors may be able to develop similar technology independently. Our pending patent applications may not be issued or U.S. or foreign intellectual property laws may not protect our intellectual property rights. In addition, litigation may be necessary to enforce our patents, copyrights or other intellectual property rights, to protect our trade secrets, to determine the validity and scope of the proprietary rights of others or to defend against claims of infringement. Such litigation has resulted in, and in the future could result in, substantial costs and diversion of resources and could have a material adverse effect on our business, financial condition and results of operations, regardless of the outcome of the litigation. Patents issued to us may be challenged, invalidated or circumvented and the rights granted thereunder may not provide competitive advantages to us. Furthermore, others may independently develop similar technology or products, or, if patents are issued to us, design around the patents issued to us. Invalidation of our patents related to those technologies, or the expiration of patents covering our key technologies, could allow our competitors to more effectively compete against us, which could result in less revenue for us.

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
Customers, Applications and Markets
We sell our systems to semiconductor, advanced packaging, thin film head, ink jet printer/accelerometer and various other nanotechnology manufacturers located throughout North America, Europe, Japan, Taiwan and the rest of Asia. Semiconductor manufacturers have purchased the 1000 Series steppers, the AP series of steppers, and the NanoTech steppers for the fabrication and/or packaging of microprocessors, microcontrollers, DRAMs, ASICs and a host of other devices. Such systems could be used in mix-and-match applications with other lithography tools, as replacements for contact proximity printers, in packaging for flip chip applications and for high volume, low cost, less critical feature size production.
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
On a market application basis, sales to the semiconductor industry, primarily for advanced packaging and laser thermal processing applications, accounted for approximately 96% of systems revenue for the year ended December 31, 2008, as compared to 87% and 94% for the years ended December 31, 2007 and 2006, respectively. During 2008, 2007 and 2006, approximately 4%, 13% and 6%, respectively, of our systems revenue was derived from sales to nanotechnology manufacturers, including micro systems, thin film head and optical networking device manufacturers. Our future results of operations and financial position would be materially adversely impacted by a downturn in any of these industries, or by loss of market share in any of these industries.
International sales accounted for approximately 62%, 65% and 64% of total net sales for the years 2008, 2007 and 2006, respectively, with Asia representing 43%, 50% and 55% of total net sales for those same years and Europe representing the remaining 19%, 15% and 9% of total net sales for those same years, respectively. Sales from Japan represented 16%, 21% and 26% of total net sales for the years 2008, 2007 and 2006, respectively.
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

Backlog
We schedule production of our systems based upon order backlog, informal customer commitments and general economic forecasts for our targeted markets. We include in our backlog all accepted customer orders for our systems with assigned shipment dates within one year, as well as all orders for service, spare parts and upgrades, in each case, that management believes to be firm. However, all orders are subject to cancellation or rescheduling by the customer with limited or no penalties. Because of changes in system delivery schedules, cancellations of orders and potential delays in system shipments, our backlog at any particular date may not necessarily be representative of actual sales for any succeeding period. As of December 31, 2008, our backlog was approximately $62.1 million, including $3.0 million of products shipped but not yet installed. As of December 31, 2007, our backlog was approximately $52.7 million, including $12.2 million of products shipped but not yet installed. Cancellation, deferrals or rescheduling of orders by these customers would have a material adverse impact on our future results of operations.
Employees
At December 31, 2008, we had approximately 270 full-time employees, including 70 engaged in research, development and engineering, 30 in sales and marketing, 73 in customer service and support, 45 in manufacturing and 52 in general administration and finance. We believe our future success depends, in large part, on our ability to attract and retain highly skilled employees. None of our employees are covered by a collective bargaining agreement. We have, however, entered into employment agreements with our Chief Executive Officer and Chief Financial Officer. We consider our relationships with our employees to be good.
Information Available on Our Website
Our website is located at www.ultratech.com . We make available, free of charge, through our website, our annual report on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K (and amendments to those reports), as soon as reasonably practicable after such reports are filed electronically with the SEC. We have adopted a Code of Ethics for our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. We have posted this Code of Ethics on our website. Any future amendments to this Code will also be posted on our website.
ITEM 1A. RISK FACTORS
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
Sales of our systems depend, in significant part, upon the decision of a prospective customer to increase manufacturing capacity, replace older equipment or to restructure current manufacturing facilities, either of which typically involves a significant commitment of capital. Many of our customers in the past have cancelled the development of new manufacturing facilities and have substantially reduced their capital equipment budgets. In view of the significant investment involved in a system purchase, we have experienced and may continue to experience delays following initial qualification of our systems as a result of delays in a customer’s approval process. Additionally, we are presently receiving orders for systems that have lengthy delivery schedules, which may be due to longer production lead times or a result of customers’ capacity scheduling requirements. For these and other reasons, our systems typically have a lengthy sales cycle during which we may expend substantial funds and management effort in securing a sale. Lengthy sales cycles subject us to a number of significant risks, including inventory obsolescence and fluctuations in operating results, over which we have little or no control. In order to maintain or exceed our present level of net sales, we are dependent upon obtaining orders for systems that will ship and be accepted in the current period. We may not be able to obtain those orders. Other important factors that could cause demand for our products to fluctuate include:
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
Currently, we are devoting significant resources to the development, introduction and commercialization of our laser products as well as our lithography wafer steppers. We intend to continue to develop these products and technologies during 2009, and will continue to incur significant operating expenses in the areas of research, development and engineering, manufacturing and general and administrative costs in order to develop, produce and support these new products. Additionally, gross profit margins and inventory levels may be further adversely impacted in the future by costs associated with the initial production of our laser processing systems and by future generations of our 1X lithography systems. Introduction of new products generally involves higher installation costs and product performance uncertainties that could delay customer acceptance of our systems, resulting in a delay in recognizing revenue associated with those systems and a reduction in gross margins. These costs include, but are not limited to, additional manufacturing overhead, additional inventory write-downs, costs of demonstration systems and facilities and costs associated with the establishment of additional after-sales support organizations. Additionally, operating expenses may increase, relative to sales, as a result of adding additional marketing and administrative personnel, among other costs, to support our new products. If we are unable to achieve significantly increased net sales or if our sales fall below expectations, our operating results could be materially adversely affected.
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

We experience competition in advanced packaging from various proximity aligner companies such as Suss Microtec AG (“Suss Microtec”) and used projection systems. In addition, some device manufacturers may consider using reduction steppers for advanced packaging processes. In nanotechnology, we experience competition from proximity aligner companies, such as Suss Microtec, as well as other stepper manufacturers who have developed or are developing tools specifically designed for nanotechnology applications. We expect our competitors in the lithography arena to continue to improve the performance of their current products and to introduce new products with improved price and performance characteristics. This could cause a decline in sales or loss of market acceptance of our steppers in our served markets, and thereby materially adversely affect our business, financial condition and results of operations. Enhancements to, or future generations of, competing products may be developed that offer superior cost of ownership and technical performance features.
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
Historically, we have sold a substantial portion of our systems to a limited number of customers. In 2008, Intel Corporation accounted for 32% of our net sales. In 2007, Intel Corporation accounted for 20% of our net sales. In 2006, Matsushita and Intel Corporation accounted for 12% and 11%, respectively, of our net sales. We expect that sales to a relatively few customers will continue to account for a high percentage of our net sales in the foreseeable future and believe that our financial results depend in significant part upon the success of these major customers and our ability to meet their future capital equipment needs. Although the composition of the group comprising our largest customers may vary from period to period, the loss of a significant customer or any reduction in orders by a significant customer, including reductions due to market, economic or competitive conditions in the semiconductor, semiconductor packaging or nanotechnology industries or in the industries that manufacture products utilizing integrated circuits, thin film heads or other nanotechnology components, would likely have a material adverse effect on our business, financial condition and results of operations. Our ability to maintain or increase our sales in the future depends, in part, on our ability to obtain orders from new customers as well as the financial condition and success of our existing customers, the semiconductor and nanotechnology industries and the economy in general.

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
On a market application basis, sales to the semiconductor industry, primarily for advanced packaging applications and laser thermal processing applications, accounted for approximately 96% and 87% of systems revenue for the years ended 2008 and 2007, respectively, while sales to nanotechnology manufacturers, including micro systems, thin film head and optical device manufacturers, accounted for the remainder of our systems revenue. Our future operating results and financial condition would be materially adversely impacted by a downturn in any of these industries, or by loss of market share in any of these industries. A growing portion of our backlog of system orders is comprised of laser spike annealing tools. To date, we have limited customer experience with this technology. Should significant demand not materialize, due to technical, production, market, or other factors, our business, financial position and results of operations would be materially adversely impacted.
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
The semiconductor and nanotechnology manufacturing industries are subject to rapid technological change, evolving industry standards and new product introductions and enhancements. Our ability to be competitive in these and other markets will depend, in part, upon our ability to develop new and enhanced systems and related applications, and to introduce these systems and related applications at competitive prices and on a timely and cost-effective basis to enable customers to integrate them into their operations either prior to or as they begin volume product manufacturing. We will also be required to enhance the performance of our existing systems and related applications. Our success in developing new and enhanced systems and related applications depends upon a variety of factors, including product selection, timely and efficient completion of product design, timely and efficient implementation of manufacturing and assembly processes, product performance in the field and effective sales and marketing. Because new product development commitments must be made well in advance of sales, new product decisions must anticipate both future customer requirements and the technology that will be available to meet those requirements. We may not be successful in selecting, developing, manufacturing or marketing new products and related applications or enhancing our existing products and related applications. Any such failure would materially adversely affect our business, financial condition and results of operations. Further, we may make substantial investments in new products before we know whether they are technically feasible or commercially viable, and as a result may incur significant product development expenses that do not result in new products or revenues.

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
Although we attempt to protect our intellectual property rights through patents, copyrights, trade secrets and other measures, we believe that our success will depend more upon the innovation, technological expertise and marketing abilities of our employees. Nevertheless, we have a policy of seeking patents when appropriate on inventions resulting from our ongoing research and development and manufacturing activities. We own 157 United States and foreign patents, which expire on dates ranging from November 2012 to September 2027 and have 65 United States and foreign patent applications pending. In addition, we have various registered trademarks and copyright registrations covering mainly applications used in the operation of our systems. We also rely upon trade secret protection for our confidential and proprietary information. We may not be able to protect our technology adequately and competitors may be able to develop similar technology independently. Our pending patent applications may not be issued or U.S. or foreign intellectual property laws may not protect our intellectual property rights. In addition, litigation may be necessary to enforce our patents, copyrights or other intellectual property rights, to protect our trade secrets, to determine the validity and scope of the proprietary rights of others or to defend against claims of infringement. Such litigation has resulted in, and in the future could result in, substantial costs and diversion of resources and could have a material adverse effect on our business, financial condition and results of operations, regardless of the outcome of the litigation. Patents issued to us may be challenged, invalidated or circumvented and the rights granted thereunder may not provide competitive advantages to us. Furthermore, others may independently develop similar technology or products, or, if patents are issued to us, design around the patents issued to us. Invalidation of our patents related to those technologies, or the expiration of patents covering our key technologies, could allow our competitors to more effectively compete against us, which could result in less revenue for us.
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
In May 2006, the same company filed a state court lawsuit against us for malicious prosecution and abuse of process claiming that attorney’s fees, costs and other damages were due based on the outcome of the federal patent litigation suit described above. We do not believe this action has merit, particularly given the denial by the federal court of that company’s request to be awarded attorneys’ fees payable by us in the patent litigation and the subsequent federal appellate court’s affirmation of the order denying any such award. We filed a motion to have the state court complaint dismissed under California’s anti-strategic lawsuit against public participation (“anti-SLAPP”) and demurrer statutes. The anti-SLAPP statute is aimed at striking lawsuits that are brought in order to quash an individual’s constitutional rights to free speech or seeking redress of grievances (i.e. filing suit). The state court granted the anti-SLAPP motion as to the abuse of process claim, but denied it as to the malicious prosecution claim. Our subsequent appeals to the appellate court and California Supreme Court were unsuccessful, and the matter has returned to Riverside County Superior Court, and discovery is proceeding. We intend to vigorously defend ourselves in this action.

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
International sales accounted for approximately 62%, 65% and 64% of total net sales for the years 2008, 2007 and 2006, respectively. We anticipate that international sales will continue to account for a significant portion of total net sales. As a result, a significant portion of our net sales will continue to be subject to certain risks, including unexpected changes in regulatory requirements; difficulty in satisfying existing regulatory requirements; exchange rate fluctuations; tariffs and other barriers; political and economic instability; difficulties in accounts receivable collections; reduced protection of intellectual property; natural disasters; difficulties in staffing and managing foreign subsidiary and branch operations; and potentially adverse tax consequences.
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
Our cash equivalent and short-term investment portfolio as of December 31, 2008 consisted of securities and obligations of U.S. government agencies, corporate notes, commercial paper and money market funds. We follow an established investment policy and set of guidelines to monitor, manage and limit our exposure to interest rate and credit risk. The policy sets forth credit quality standards and limits our exposure to any one issuer, as well as our maximum exposure to various asset classes.
As a result of current financial market conditions, investments in some financial instruments, such as structured investment vehicles, sub-prime mortgage-backed securities and collateralized debt obligations, may lose some or all of their value due to liquidity and credit concerns. As of December 31, 2008, we had no holdings in these categories of investments and no impairment charge associated with our short-term investment portfolio. Although we believe our current investment portfolio has little risk of impairment, we cannot predict future market conditions or market liquidity and our investment portfolio could become impaired.

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
We use hazardous substances in the operation of our business, and any failure on our part to comply with applicable regulations or to appropriately control the use, disposal or storage of such substances could subject us to significant liabilities.
We are subject to a variety of governmental regulations relating to environment protection and workplace safety, including the use, storage, discharge, handling, emission, generation, manufacture and disposal of toxic or other hazardous substances. The failure to comply with current or future regulations could result in substantial fines being imposed on us, suspension of production, alteration of the manufacturing process or cessation of operations. Such regulations could require us to acquire expensive remediation equipment or to incur substantial expenses to comply with environmental regulations. Any failure by us to comply with these regulations, including any failure to control the use, disposal or storage of, or adequately restrict the discharge of, hazardous or toxic substances, could subject us to significant liabilities.

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
As of February 23, 2009, we had options and restricted stock units to purchase 4,886,205 shares of our common stock outstanding. Among other determinants, the market price of our stock has a major bearing on the number of shares subject to outstanding stock options and restricted stock units that are included in the weighted-average shares used in determining our net income (loss) per share. During periods of extreme volatility, the impact of higher stock prices can have a materially dilutive effect on our net income (loss) per share. Additionally, shares subject to outstanding options and restricted stock units are excluded from the calculation of net income (loss) per share when we have a net loss or when the exercise price and the average unrecognized compensation cost of the stock option or restricted stock unit is greater than the average market price of our common stock, as the impact of the stock options or restricted stock units would be anti-dilutive.
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
As part of our continued effort to reduce company-wide expenses, we have recorded certain expenses related to work force reductions pursuant to the provisions of FASB Statement No. 146, Accounting for Costs Associated with Exit or Disposal Activities. Although we expect our cost cutting efforts to result in a decrease in expenses over the long-term, these accounting charges may result in an increase in our short-term expenses. We may from time to time undertake additional expense reduction programs or actions, any of which could result in current period charges and expenses that could have a material adverse effect on that period’s operating results.
If earthquakes or other catastrophic events occur, our business may be harmed.
We perform all of our manufacturing activities in cleanroom environments in San Jose, California, an area known for seismic activity. Performing manufacturing operations in California exposes us to a higher risk of natural disasters, including earthquakes. In addition, in the past California has experienced power shortages, which have interrupted our operations. Such shortages could occur in the future. An earthquake, other natural disaster, power shortage or other similar events could interrupt or otherwise limit our operations resulting in product shipment delays, increased costs and other problems, any of which could have a material adverse effect on our business, customer relationships and results of operations.

ITEM 1B. UNRESOLVED STAFF COMMENTS
Not applicable.
ITEM 2. PROPERTIES
We maintain our headquarters and manufacturing operations in San Jose, California in two leased facilities, totaling approximately 177,000 square feet, which contain general administration and finance, marketing and sales, customer service and support, manufacturing and research, development and engineering. The leases for these facilities expire at various dates from March 2010 to January 2011. We also lease sales and support offices in the United States in East Fishkill, New York and Woburn, Massachusetts under leases expiring in October 2009 and November 2010, respectively, and outside the United States in Taiwan, the Philippines, Japan, Korea, Singapore, Thailand, Germany, and China, with terms expiring between one month and three years from December 31, 2008.
In the fourth quarter of 2006, in order to drive company-wide savings, we entered into a lease buyout agreement for the operating lease of the United Kingdom facility and we also exited a Texas facility when the lease expired. In September 2007, in our continuing effort to reduce company-wide expenses, we sublet approximately 28,000 square feet of our San Jose facility to a third party. This sublease expires in January 2010.
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
In May 2006, the same company filed a state court lawsuit against us for malicious prosecution and abuse of process claiming that attorney’s fees, costs and other damages were due based on the outcome of the federal patent litigation suit described above. We do not believe this new action has merit, particularly given the denial by the federal court of that company’s request to be awarded attorneys’ fees payable by us in the patent litigation and the subsequent federal appellate court’s affirmation of the order denying any such award. We filed a motion to have the state court complaint dismissed under California’s anti-strategic lawsuit against public participation (“anti-SLAPP”) and demurrer statutes. The anti-SLAPP statute is aimed at striking lawsuits that are brought in order to quash an individual’s constitutional rights to free speech or seeking redress of grievances (i.e. filing suit). The state court granted the anti-SLAPP motion as to the abuse of process claim, but denied it as to the malicious prosecution claim. Our subsequent appeals to the appellate court and California Supreme Court were unsuccessful, and the matter has returned to Riverside County Superior Court, and discovery is proceeding. We intend to vigorously defend ourselves in this action.
We believe that the outcome of these matters will not be material to our business, financial condition or results of operations.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
No matters were submitted to a vote of security holders during the fourth quarter ended December 31, 2008.
Executive Officers of the Registrant
As of December 31, 2008, the executive officers of Ultratech, who are appointed by and serve at the discretion of the Board of Directors, were as follows:

Name	Age	Position with the Company
Arthur W. Zafiropoulo	69	Chairman of the Board of Directors, Chief Executive Officer and President

Bruce R. Wright	60	Senior Vice President, Finance, Chief Financial Officer and Secretary

Scott Jewler	43	Senior Vice President, Sales and Marketing

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
Mr. Wright has served as Senior Vice President, Finance, Chief Financial Officer and Secretary since joining Ultratech in June 1999. From May 1997 to May 1999, Mr. Wright served as Executive Vice President, Finance and Chief Financial Officer of Spectrian Corporation, a radio frequency amplifier company. From November 1994 through May 1997, Mr. Wright was Senior Vice President of Finance and Administration, and Chief Financial Officer of Tencor Instruments until its acquisition by KLA Instruments Corporation in 1997, which formed KLA-Tencor Corporation, and from December 1991 through October 1994, Mr. Wright was Vice President and Chief Financial Officer of Tencor Instruments. Mr. Wright serves on the Board of Directors of LTX-Credence Corporation, a global provider of automated test equipment solutions for the testing of semiconductor integrated circuits.
Mr. Jewler has served as Senior Vice President, Sales and Marketing since joining Ultratech in November 2007. From August 2004 to September 2007, Mr. Jewler served as Chief Strategy Officer of STATS ChipPAC, Ltd., a provider of semiconductor design, bump, probe, assembly, test and distribution solutions. From April 1995 to August 2004, Mr. Jewler held various executive positions at Amkor Technology Inc., a provider of semiconductor assembly and test services, including President of Amkor Technology Taiwan and Senior Vice President, Assembly Business Unit. Before that, he held various manufacturing operations positions at Mitsubishi Semiconductor America, Inc.

PART II

ITEM 5.	MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Our common stock is traded on the NASDAQ Global Market under the symbol UTEK. The following table sets forth, for the periods indicated, the range of high and low reported sale prices of our common stock.

Fiscal 2008—Fiscal Quarter Ended	March 31	June 30	September 30	December 31
Market Price: High	$11.54	$17.20	$17.00	$15.10
Low	$8.67	$9.46	$11.54	$9.00

Fiscal 2007—Fiscal Quarter Ended	March 31	June 30	September 30	December 31
Market Price: High	$14.37	$14.71	$16.78	$14.94
Low	$11.75	$12.00	$12.25	$10.79
Our fiscal quarters in 2008 ended on March 29, 2008, June 28, 2008, September 27, 2008 and December 31, 2008. Our fiscal quarters in 2007 ended on March 31, 2007, June 30, 2007, September 29, 2007 and December 31, 2007. For convenience of presentation, our fiscal quarters in each year have been shown as if they ended on March 31, June 30, September 30, and December 31.
As of February 23, 2009, we had approximately 291 common stockholders of record.
We have not paid cash dividends on our common stock since inception, and our Board of Directors presently plans to reinvest our earnings in our business. Accordingly, it is anticipated that no cash dividends will be paid to holders of Common Stock in the foreseeable future.
In August 2008, we issued 2,000 shares of our common stock in an unregistered, private placement under Section 4(2) of the Securities Act of 1933 to SEMI Foundation, a non-profit organization, to support their efforts to educate youth interested in science and math about career opportunities in the semiconductor industry. We issued 2,500 and 2,000 shares to SEMI Foundation in August 2007 and 2006, respectively, in each case in an unregistered, private placement under Section 4(2) of the Securities Act of 1933.
Stock Performance Graph
The graph depicted below reflects a comparison of the cumulative total return (i.e., change in stock price plus reinvestment of dividends) of our common stock assuming $100 invested as of December 31, 2003 with the cumulative total returns of the NASDAQ Composite Index and the Philadelphia Semiconductor Index.

Comparison of Cumulative Total Returns(1)(2)(3)

(1)	The graph covers the period from December 31, 2003 to December 31, 2008.

(2)	No cash dividends have been declared on our common stock.

(3)	Stockholder returns over the indicated period should not be considered indicative of future stockholder returns.
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

ITEM 6. SELECTED FINANCIAL DATA

In thousands, except per share data and percentage information	2008(c)	2007(b)	2006(a)	2005	2004

Operations:
Net sales	$131,747	$112,310	$119,633	$122,366	$109,892
Gross profit	64,374	48,859	46,024	52,047	52,693
Gross profit as a percentage of net sales	49%	44%	38%	43%	48%
Operating income (loss)	9,135	(5,767)	(14,371)	(4,875)	(2,429)
Income (loss) before income taxes and cumulative effect of a change in accounting principle	12,185	(758)	(8,014)	(522)	1,069
Pre-tax income (loss) as a percentage of net sales	9.2%	(0.7%)	(6.7%)	(0.4%)	1.0%
Provision for income taxes	408	286	954	699	445
Income (loss) before cumulative effect of a change in accounting principle	11,777	(1,044)	(8,968)	(1,221)	624
Cumulative effect of the adoption of FIN 47	—	—	—	(1,122)	—
Net income (loss)	11,777	(1,044)	(8,968)	(2,343)	624
Income (loss) before cumulative effect of a change in accounting principle per share — basic	0.50	(0.04)	(0.38)	(0.05)	0.03
Cumulative effect of the adoption of FIN 47 per share — basic	—	—	—	(0.05)	—
Net income (loss) per share — basic	0.50	(0.04)	(0.38)	(0.10)	0.03
Number of shares used in per share computation — basic	23,524	23,354	23,764	23,964	23,733
Income (loss) before cumulative effect of a change in accounting principle per share — diluted	0.50	(0.04)	(0.38)	(0.05)	0.03
Cumulative effect of the adoption of FIN 47 per share — diluted	—	—	—	(0.05)	—
Net income (loss) per share — diluted	0.50	(0.04)	(0.38)	(0.10)	0.03
Number of shares used in per share computation — diluted	23,665	23,354	23,764	23,964	23,733

Balance sheet:
Cash, cash equivalents and short-term investments	$158,498	$131,998	$78,090	$141,067	$151,627
Working capital	184,189	161,855	104,951	165,181	169,621
Total assets	229,191	218,641	216,050	222,309	230,546
Long-term obligations	6,687	7,534	7,580	7,805	5,338
Stockholders’ equity	193,423	177,400	174,108	188,950	193,290

Quarterly Data

Unaudited, in thousands, except per share data	1st	2nd	3rd	4th
2008
Net sales	$31,136	$32,061	$34,437	$34,113
Gross profit	15,364	15,185	16,718	17,107
Operating income	881	1,726	2,859	3,669
Net income	1,952	2,584	3,302	3,939
Net income (loss) per share—basic	0.08	0.11	0.14	0.17
Number of shares used in per share computation—basic	23,456	23,488	23,558	23,589
Net income (loss) per share—diluted	0.08	0.11	0.14	0.17
Number of shares used in per share computation—diluted	23,473	23,823	23,865	23,732

2007
Net sales	$27,368	$30,011	$25,188	$29,743
Gross profit	10,800	13,176	10,361	14,522
Operating income (loss)	(4,466)	(221)	(2,646)	1,566
Net income (loss)	(3,245)	1,020	(884)	2,065
Net income (loss) per share—basic	(0.14)	0.04	(0.04)	0.09
Number of shares used in per share computation—basic	23,285	23,368	23,394	23,413
Net income (loss) per share—diluted	(0.14)	0.04	(0.04)	0.09
Number of shares used in per share computation—diluted	23,285	23,467	23,394	23,514

(a)	Operating loss in 2006 includes $2.0 million of stock-based compensation expenses and a charge of $1.9 million related to certain exit activities (of which $0.1 million relating to the acceleration of restricted stock units and options is included in stock-based compensation expenses). Refer to Notes 5 and 12 of our consolidated financial statements herein for further disclosures related to these items.

(b)	Operating loss in 2007 includes a charge of $1.6 million related to certain exit activities, a credit of $0.9 million which resulted from a refund of employee health insurance premiums paid previously, a benefit of $0.5 million related to sale of previously written down inventory and a credit of $0.3 million due to a change in the estimate related to collectibility of certain accounts receivable. Refer to Note 12 of our consolidated financial statements herein for further disclosures related to the exit activities.

(c)	Operating income in 2008 includes $2.4 million of stock-based compensation expenses and a charge of $0.6 million related to certain exit activities. Refer to Notes 5 and 12 of our consolidated financial statements herein for further disclosures related to these items.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Certain of the statements contained herein, which are not historical facts and which can generally be identified by words such as “anticipates,” “expects,” “intends,” “will,” “could,” “believes,” “estimates,” “continue,” and similar expressions, are forward-looking statements under Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that involve risks and uncertainties, such as risks related to timing, delays, deferrals and cancellations of orders by customers, including as a result of semiconductor manufacturing capacity as well as our customers’ financial condition and demand for semiconductors; customer concentration; our dependence on new product introductions and market acceptance of new products and enhanced versions of our existing products; lengthy sales cycles, including the timing of system installations and acceptances; lengthy and costly development cycles for laser-processing and lithography technologies and applications; integration, development and associated expenses of the laser processing operation; cyclicality in the semiconductor and nanotechnology industries; general economic and financial market conditions including impact on capital spending, as well as difficulty in predicting changes in such conditions; pricing pressures and product discounts; high degree of industry competition; intellectual property matters; changes in pricing by us, our competitors or suppliers; international sales; timing of new product announcements and releases by us or our competitors; ability to volume produce systems and meet customer requirements; sole or limited sources of supply; ability and resulting costs to attract or retain sufficient personnel to achieve our targets for a particular period; dilutive effect of employee stock option grants on net income per share, which is largely dependent upon us achieving and maintaining profitability and the market price of our stock; mix of products sold; rapid technological change and the importance of timely product introductions; outcome of litigation; manufacturing variances and production levels; timing and degree of success of technologies licensed to outside parties; product concentration and lack of product revenue diversification; inventory obsolescence; asset impairment; changes to financial accounting standards; effects of certain anti-takeover provisions; future acquisitions; volatility of stock price; foreign government regulations and restrictions; business interruptions due to natural disasters or utility failures; environmental regulations; and any adverse effects of terrorist attacks in the United States or elsewhere, or government responses thereto, or military actions in Iraq, Afghanistan and elsewhere, on the economy, in general, or on our business in particular. Due to these and additional factors, the statements, historical results and percentage relationships set forth below are not necessarily indicative of the results of operations for any future period. These forward-looking statements are based on management’s current beliefs and expectations, some or all of which may prove to be inaccurate, and which may change. We undertake no obligation to revise or update any forward-looking statements to reflect any event or circumstance that may arise after the date of this report.
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
As part of our continuing efforts to reduce company-wide expenses, during 2008, we eliminated approximately 14 full-time positions, 79% in the United States and 21% internationally. These activities were completed in the first quarter of 2009. In 2007, we eliminated approximately 39 full-time positions, 64% in the United States and 36% internationally.
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
Costs related to deferred product revenues are capitalized (deferred) and recognized at the time of revenue recognition. Deferred product revenue and costs are netted on our balance sheet, under the caption “deferred product and services income.” The gross amount of deferred revenues and deferred costs at December 31, 2008 were $5.3 million and $1.0 million, respectively. The gross amount of deferred revenues and deferred costs at December 31, 2007 were $14.8 million and $4.6 million, respectively.
Costs incurred for shipping and handling are included in cost of sales.
Inventories and Purchase Order Commitments
The semiconductor industry is characterized by rapid technological change, changes in customer requirements and evolving industry standards. We perform a detailed assessment of inventory at each balance sheet date, which includes a review of, among other factors, demand requirements and market conditions. Based on this analysis, we record adjustments, when appropriate, to reflect inventory at lower of cost or market. Although we make every effort to ensure the accuracy of our forecasts of product demand, any significant unanticipated changes in demand, product mix or technological developments would significantly impact the value of our inventory and our reported operating results. In the future, if we find that our estimates are too optimistic and we determine that our inventory needs to be written down, we will be required to recognize such costs in our cost of sales at the time of such determination. For example, if the demand assumption used in our assessment at December 31, 2008 was reduced by 10%, assuming all other assumptions such as product mix are kept the same and that mitigation efforts were not possible, we would have had to write down our inventory and open purchase commitments by $0.2 million. Conversely, if we find our estimates are too pessimistic and we subsequently sell product that has previously been written down, our gross margin in that period will be favorably impacted.
Warranty Obligations
We recognize the estimated cost of our product warranties at the time revenue is recognized. Our warranty obligation is affected by product failure rates, material usage rates and the efficiency by which the product failure is corrected. Should actual product failure rates, material usage rates and labor efficiencies differ from our estimates, revisions to the estimated warranty liability would be required which could result in future charges or credits to our gross margins. We believe our warranty accrual, as of December 31, 2008, will be sufficient to satisfy outstanding obligations as of that date.
Allowance for Bad Debts
We maintain an allowance for estimated losses resulting from the inability of our customers to make required payments. This reserve is established based upon historical trends, current economic conditions, delinquency status based on contractual terms and an analysis of specific exposures. If the financial conditions of our customers were to deteriorate, or even a single customer was otherwise unable to make payments, additional allowances may be required. The average selling price of our systems is in excess of $2.5 million. Accordingly, a single customer default could have a material adverse effect on our results of operations. Our bad debt reserve as a percentage of gross accounts receivable at December 31, 2008 remained the same at 1.0% as compared to December 31, 2007.

Deferred Income Taxes
Deferred income taxes are provided for the tax effect of temporary differences between the tax basis of assets and liabilities and their reported amounts in the financial statements. Statement of Financial Accounting Standards (“SFAS”) No. 109, Accounting for Taxes, (SFAS 109) provides for recognition of deferred tax assets if the realization of such deferred tax assets is more likely than not to occur. Realization of our net deferred tax assets is dependent upon our generation of sufficient taxable income in future years in appropriate tax jurisdictions to obtain the benefit of the reversal of temporary differences, net operating loss carryforwards, and tax credit carryforwards. The amount of deferred tax assets considered realizable is subject to adjustment in future periods if estimates of future taxable income are changed. With the exception of certain international jurisdictions (i.e., Japan and Taiwan), we have determined that at this time it is more likely than not that deferred tax assets attributable to the remaining jurisdictions will not be realized, primarily due to uncertainties related to our ability to utilize the net operating loss and tax credit carryforwards before they expire based on our historical operating performance and uncertainty of future taxable income. Accordingly, we have established a valuation allowance for such deferred tax assets. If there is a change in our ability to realize the deferred tax assets, then our tax provision may decrease in the period in which we determine that realization is more likely than not.
As of December 31, 2008, we had recorded a valuation allowance of $70.8 million against our net deferred tax assets except those in Japan and Taiwan. As of December 31, 2008, we had recorded approximately $0.5 million of net foreign deferred tax assets related to our operations in Japan and Taiwan. Based on projected future pre-tax income in Japan and Taiwan, these assets were not subject to a valuation allowance as it is more likely than not that they will be realized in the future.
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
RESULTS OF OPERATIONS
We derive a substantial portion of our total net sales from sales of a relatively small number of newly manufactured systems, which typically range in price from $1.2 million to $6.0 million. As a result of these high sale prices, the timing and recognition of revenue from a single transaction has had and most likely will continue to have a significant impact on our net sales and operating results for any particular period. Our backlog at the beginning of a period typically does not include all of the sales needed to achieve our sales objectives for that period. In addition, orders in backlog are subject to cancellation, shipment or customer acceptance delays, and deferral or rescheduling by a customer with limited or no penalties. Consequently, our net sales and operating results for a period have been and will continue to be dependent upon our obtaining orders for systems to be shipped and accepted in the same period in which the order is received. Our business and financial results for a particular period could be materially adversely affected if an anticipated order for even one system is not received in time to permit shipment and customer acceptance during that period. Furthermore, a substantial portion of our shipments has historically occurred near the end of each quarter. Delays in installation and customer acceptance due, for example, to our inability to successfully demonstrate the agreed-upon specifications or criteria at the customer’s facility, or to the failure of the customer to permit installation of the system in the agreed upon time, may cause net sales in a particular period to fall significantly below our expectations, which may materially adversely affect our operating results for that period. This risk is especially applicable in connection with the introduction and initial sales of a new product line. Additionally, the failure to receive anticipated orders or delays in shipments due, for example, to rescheduling, delays, deferrals or cancellations by customers, additional customer configuration requirements, or to unexpected manufacturing difficulties or delays in deliveries by suppliers due to their long production lead times or otherwise, have caused and may continue to cause net sales in a particular period to fall significantly below our expectations, materially adversely affecting our operating results for that period. In particular, the long manufacturing and acceptance cycles of our advanced packaging family of wafer steppers and laser thermal processing systems and the long lead time for lenses and other materials, could cause shipments and acceptances of such products to be delayed from one quarter to the next, which could materially adversely affect our financial condition and results of operations for a particular quarter.
Additionally, the need for continued expenditures for research and development, capital equipment, ongoing training and worldwide customer service and support, among other factors, will make it difficult for us to reduce our operating expenses in a particular period if we fail to achieve our net sales goals for the period.

Net Sales
2008 vs. 2007

			Amount of	Percentage
(in millions)	2008	2007	Change	Change
Sales of:
Systems	$102.7	$80.7	$22.0	27%
Spare parts	11.6	15.9	(4.3)	-27%
Services	17.0	15.6	1.4	9%
Licenses	0.4	0.1	0.3	300%

Total Net Sales	$131.7	$112.3	$19.4	17%

Net sales consist of revenues from systems sales, spare parts sales, services and licensing of technologies. For the year ended December 31, 2008, systems revenue accounted for approximately 78% of total net sales, and services, licenses and spare parts accounted for the remaining 22%.
System sales increased 27% to $102.7 million primarily attributable to a 19% increase in the average selling price of systems sold in 2008 compared to 2007 and a 7% increase in system unit volume. The average selling price of systems sold increased from the prior year primarily as a result of a shift in product mix in favor of our laser processing products and away from our legacy platform products and refurbished units. In 2008, we did not sell any refurbished systems as compared to 4% of units sold in 2007. This percentage can fluctuate from year to year and, as refurbished units generally have lower average selling prices than new units, any such fluctuation will impact the weighted average selling price of the systems sold.
At December 31, 2008, we had approximately $4.3 million of deferred product and services income resulting from products shipped but not yet installed and accepted, as compared with $10.2 million at December 31, 2007. The decrease was primarily due to the timing differences of installation and customer acceptance. In general, it takes about two to three months to install and receive customer acceptance. The gross amounts of deferred revenues and deferred costs at December 31, 2008 were $5.3 million and $1.0 million, respectively. The gross amounts of deferred revenues and deferred costs at December 31, 2007 were $14.8 million and $4.6 million, respectively. Deferred product income is recognized as revenue upon satisfying the contractual obligations for installation and/or customer acceptance. Deferred services income is recognized as revenue ratably over the contract period (for time-based service contracts) or as purchased services are rendered (for contracts based on a purchased quantity of hours).
On a product market application basis, system sales to the semiconductor industry were $98.2 million for the year ended December 31, 2008, an increase of 40% as compared to $70.3 million in 2007. This increase was primarily due to a 52% increase in advanced packaging application sales. System sales to the nanotechnology market were $4.5 million for the year ended December 31, 2008, a decrease of 57% as compared with sales of $10.4 million in 2007. System sales to the nanotechnology market are highly dependent on customer capacity demand in the thin film head industry.
Sales of spare parts in 2008 decreased 27%, to $11.6 million, as compared to $15.9 million in 2007. This decrease was mainly due to decreased spare part usage.
Sales from services grew 9% to $17.0 million for the year ended December 31, 2008 as compared to $15.6 million in 2007. The increase in service revenue was primarily due to new service contracts that were recognized as revenue in 2008.
Revenues from licensing activities increased to $0.4 million in 2008 as compared with $0.1 million in 2007 primarily due to the resale of our tools by our existing customers to third parties. Pursuant to our license arrangements, such transactions are subject to a license fee based on units sold. Future revenues from licensing activities, if any, will be contingent upon existing and future licensing arrangements. We may not be successful in generating licensing revenues and do not anticipate the recognition of significant levels of licensing income in the future.
For the year ended December 31, 2008, international net sales were $81.4 million, or 62% of total net sales, as compared with $73.6 million, or 65% of total net sales in 2007. We expect sales to international customers to continue to represent a significant majority of our revenues during 2009 as companies continue to build manufacturing plants overseas, especially in Asia. Our revenue derived from sales in foreign countries is not generally subject to significant exchange rate fluctuations, principally because sales contracts for our systems are generally denominated in U.S. dollars. In Japan, however, orders are often denominated in Japanese yen.

For the year ended December 31, 2008, we recorded system sales in Japan of $21.5 million, of which 52% were denominated in Japanese yen. This subjects us to the risk of currency exchange rate fluctuations. We attempt to mitigate this risk by entering into foreign currency forward exchange contracts for the period between when an order is received and when it is recorded as revenue. After recording revenue, we use various mechanisms, such as natural hedges, to offset substantial portions of the gains or losses associated with our Japanese yen denominated receivables due to exchange rate fluctuations. We had approximately $0.8 million of Japanese yen-denominated receivables at December 31, 2008. International sales expose us to a number of additional risks, including fluctuations in the value of local currencies relative to the U.S. dollar, which impact the relative cost of ownership of our products and, thus, the customer’s willingness to purchase our product. (See “Risk Factors: International Sales”).
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
At December 31, 2007, we had approximately $10.2 million of deferred product and services income resulting from products shipped but not yet installed and accepted, as compared with $3.0 million at December 31, 2006. The increase was primarily due to timing differences. In general, it takes about two to three months to install and receive customer acceptance.
On a product market application basis, system sales to the semiconductor industry were $70.3 million for the year ended December 31, 2007, a decrease of 15% as compared to $82.7 million in 2006. This decrease was primarily due to a 25% decrease in advanced packaging application sales. System sales to the nanotechnology market were $10.4 million for 28 the year ended December 31, 2007, an increase of 100% as compared with sales of $5.2 million in 2006. System sales to the nanotechnology market are highly dependent on customer capacity demand in the thin film head industry.
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
Gross Profit
2008 vs. 2007
On a comparative basis, gross margins were 49% and 44% for 2008 and 2007, respectively. The 5 percentage point increase in gross margin in 2008 was mainly due to an increase in the average selling prices of systems sold and a change in our product mix (3.3 percentage points), our continuing effort to reduce company-wide cost of sales during 2008 (2.4 percentage points) and lower severance and benefit charges recorded during 2008 (0.4 percentage points). These lower costs were partially offset by higher inventory write-downs (0.8 percentage points) and higher fringe benefits expense resulting from the absence of a refund of employee health insurance premiums received in 2007 that we paid in prior periods (0.2 percentage points).

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
2007 vs. 2006
On a comparative basis, gross margins were 44% and 38% for 2007 and 2006, respectively. The 6 percentage point increase in gross margin in 2007 was mainly due to lower warranty and installation costs related to our laser spike annealing systems compared to 2006 (4.0 percentage points), a change in our product mix in favor of our laser processing products and away from our legacy product platforms (2.3 percentage points), lower inventory write-downs (1.4 percentage points), our continuing effort to reduce company-wide expenses during 2007 (0.6 percentage points), sale of previously written down inventory (0.4 percentage points) and lower fringe benefits expense resulting from a refund of employee health insurance premiums that we paid in prior periods (0.2 percentage points). These lower costs were partially offset by our higher manufacturing overhead costs resulting from lower plant utilization in 2007 (2.9 percentage points).
Research, Development and Engineering Expenses
2008 vs. 2007

			Amount of	Percentage
(in millions)	2008	2007	Change	Change
Research, development and engineering expenses	$23.3	$23.4	$(0.1)	0%
Research, development and engineering expenses in 2008 remained fairly constant as compared to 2007. This was primarily due to an expense of $0.4 million for the management incentive plan as compared to zero expense in 2007 partially offset by lower severance and benefit charges of $0.1 million recorded in 2008 and the absence of the $0.2 million refund of employee health insurance premiums recorded in 2007. Given that there is an inherent delay between the time product development activities and expenditures occur and when resultant product revenue is ultimately realized, we expect current year research, development and engineering investments to contribute to revenue in future years. As a percentage of net sales, research, development and engineering expenses for the year ended December 31, 2008 were 18% compared to 21% for 2007. This decrease was due primarily to the increase in net sales as compared to 2007 discussed above.
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
Selling, General and Administrative Expenses
2008 vs. 2007

			Amount of	Percentage
(in millions)	2008	2007	Change	Change
Selling, general and administrative expenses	$31.9	$31.2	$0.7	2%
Selling, general and administrative expenses increased by $0.7 million, or 2%, to $31.9 million in 2008, as compared to $31.2 million in 2007. The increase was primarily due to higher stock-based compensation expense of $0.7 million resulting from options and restricted stock units, an expense of $0.8 million for the management incentive plan as compared to zero expense in 2007 and higher sales commission expense of $0.1 million. These increases were partially offset by lower severance and benefit charges of $0.6 million and the absence of the $0.5 million refund of employee health insurance premiums recorded in 2007. As a percentage of net sales, selling, general and administrative expenses for the year ended December 31, 2008 were 24% compared to 28% for 2007. This decrease was due primarily to the increase in net sales as compared to 2007 discussed above.

2007 vs. 2006

			Amount of	Percentage
(in millions)	2007	2006	Change	Change
Selling, general and administrative expenses	$31.2	$34.2	$(3.0)	-9%
Selling, general and administrative expenses decreased by $3.0 million, or 9%, in 2007, as compared to 2006. The decrease was primarily due to workforce reductions of $2.4 million which was partially offset by severance and benefit charge of $1.0 million recorded during the year, lower trade show expenses of $0.4 million, a decrease in fringe benefits expense of $0.5 million resulting from a refund of employee health insurance premiums that we paid in prior periods and lower overall expenses of $1.8 million from the implementation of company-wide cost-cutting measures. These reductions were offset in part by higher accounting fees of $0.8 million. As a percentage of net sales, selling, general and administrative expenses for the year ended December 31, 2007 were 28% compared to 29% for 2006.
Interest and Other Income, Net

(in millions)	2008	2007	2006
Interest income	$3.4	$5.7	$6.3
Other income (expense), net	(0.3)	—	0.3

Interest and other income, net	$3.1	$5.7	$6.6

Interest income was $3.4 million for the year ended December 31, 2008, as compared with $5.7 million and $6.3 million for 2007 and 2006, respectively. The decrease in 2008 from 2007 and in 2007 from 2006 was primarily due to lower interest rates on our investments. We presently maintain an investment portfolio with a weighted-average maturity less than a year. Consequently, changes in short-term interest rates have a significant impact on our interest income. Future changes in short-term interest rates are expected to continue to have a significant impact on our interest income.
Provision for Income Taxes
For each of the years ended December 31, 2008, 2007 and 2006, we recorded income tax expense of $0.4 million, $0.3 million and $1.0 million, respectively, comprised primarily of federal and foreign taxes in 2008, and of foreign taxes in 2007 and 2006. The actual expense recorded for each of 2008, 2007, and 2006 differs from the federal tax benefit at 35% primarily due to current tax expense in foreign jurisdictions and the fact that the prior year U.S. losses were utilized in 2008, whereas the tax benefit of U.S. losses in 2007 and 2006 were not recognized.
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
We adopted the provisions of Financial Accounting Standards Board (“FASB”) Interpretation (“FIN”) 48, Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109 (“FIN 48”) as of January 1, 2007. Prior to the adoption, our policy was to establish reserves that reflected the probable outcome of known tax contingencies. The effects of final resolution, if any, were recognized as changes to the effective income tax rate in the period of resolution. FIN 48 requires application of a “more likely than not” threshold to the recognition and de-recognition of uncertain tax positions. FIN 48 permits us to recognize the amount of tax benefit that has a greater than 50 percent likelihood of being ultimately realized upon settlement. It further requires that a change in judgment related to the expected ultimate resolution of uncertain tax positions be recognized in earnings in the quarter of such change. During the year ended December 31, 2008, FIN 48 reserves increased by $0.1 million.
Over the next twelve months, we expect a decline of approximately $12,000 in the estimated amount of liabilities associated with our uncertain tax positions which arose prior to December 31, 2008 as a result of expiring statutes of limitations in certain foreign jurisdictions.

If we are able to eventually recognize these uncertain tax positions, $2.9 million and $3.0 million of the unrecognized benefit on January 1, 2008 and December 31, 2008, respectively, would reduce our effective tax rate. We currently have a full valuation allowance against our U.S. net deferred tax asset which would impact the timing of the effective tax rate benefit should any of these uncertain tax positions be favorably settled in the future.
We recognize interest and penalties related to uncertain tax positions as a component of income tax expense. As of December 31, 2008, we had accrued approximately $34,000 of accrued interest and penalties related to uncertain tax positions.
We are subject to Federal and state tax examination for years 1999 forward and 1997 forward, respectively, by virtue of the tax attributes carrying forward from those years. We are also subject to audits in the foreign jurisdictions in which we operate for years 2001 and forward. There are no income tax examinations currently in progress.
Outlook
The anticipated timing of orders, shipments and customer acceptances usually requires that we fill a number of production slots in any given quarter in order to meet our sales targets. If we are unsuccessful in our efforts to secure those production orders, or if existing production orders are delayed or cancelled, our results of operations will be materially adversely impacted. Accordingly, we may not be able to achieve or maintain our current or prior level of sales. We presently expect net sales in 2009 to decrease 10% to 20% from 2008 net sales of $131.7 million.
Because our net sales are subject to a number of risks, including risks associated with the market acceptance of our new laser processing product line, delays in customer acceptance, intense competition in the capital equipment industry, uncertainty relating to the timing and market acceptance of our products, and the condition of the macro-economy and the semiconductor industry and the other risks described in this report, we may not exceed or maintain our current or prior level of net sales for any period in the future. Additionally, we believe that the market acceptance and volume production of our advanced packaging systems, laser processing systems, and our 1000 series family of wafer steppers are of critical importance to our future financial results. At December 31, 2008, these critical systems represented 78% of our backlog. To the extent that these products do not achieve or maintain significant sales due to difficulties involving manufacturing or engineering, the inability to reduce the current long manufacturing cycles for these products, competition, excess capacity in the semiconductor or nanotechnology device industries, or for any other reason, our business, financial condition and results of operations would be materially adversely affected.
We anticipate our operating income to be positive for 2009. We believe our cash flow for 2009 will continue to be positive.
LIQUIDITY AND CAPITAL RESOURCES
Net cash provided by operating activities was $23.2 million for the year ended December 31, 2008, as compared with $6.0 million for the comparable period in 2007. Net cash provided by operating activities during the year ended December 31, 2008 was attributable to our net income generated from increased product and service sales and lower overall spending from our cost-cutting measures plus the net effect of non-cash expenses from depreciation, amortization and stock-based compensation charges. Other sources of cash from operating activities included decreases in trade receivables and increases in accounts payable and other current liabilities. The decrease in accounts receivable was due to strong collections in 2008. The increases in accounts payable and other current liabilities were due to timing of payments. These sources of cash were partially offset by uses of cash for purchase of inventories, prepaid expenses and other current assets and lower deferred product and service income. The decrease in deferred product and services income was primarily due to timing of installation and acceptance resulting in fewer systems deferred at December 31, 2008.
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

During the year ended December 31, 2008, net cash provided by investing activities was $14.6 million, as compared with $24.2 million for the comparable period in 2007. Net cash provided by investing activities during the year ended December 31, 2008 was attributable to net proceeds from the maturities of short-term investments of $13.2 million and proceeds of $6.8 million from the sale-leaseback of certain equipment during the year, partially offset by capital expenditures of $4.7 million and patents purchase of $0.7 million.
Net cash provided by financing activities was $1.7 million during the year ended December 31, 2008, as compared with $0.5 million for the comparable period in 2007. Net cash provided by financing activities during the year ended December 31, 2008 was attributable to proceeds received from the issuance of common stock under our employee stock option plans of $1.5 million and net proceeds from our notes payable of $0.2 million.
At December 31, 2008, we had working capital of $184.2 million. Our principal source of liquidity at December 31, 2008 consisted of $152.5 million in cash, cash equivalents and short-term investments, net of related borrowings under our line of credit.
In December 2004, we entered into a line of credit agreement with a brokerage firm replacing a similar arrangement that we had with a different firm. Under the terms of this agreement, we may borrow funds at a cost equal to the current Federal funds rate plus 125 basis points (i.e. 1.33% as of December 31, 2008). Certain of our cash, cash equivalents and short-term investments secure outstanding borrowings under this facility. We may borrow up to 75% of our total cash, cash equivalents and investments balance in this brokerage account. Funds are advanced to us under this facility based on pre-determined advance rates on the cash and securities held by us in this brokerage account. This agreement has no set expiration date and there are no loan covenants. As of December 31, 2008, $6.0 million was outstanding under this facility, with a related collateral requirement of approximately $8.0 million of our cash, cash equivalents and investments. As of December 31, 2007, $5.8 million was outstanding under the facility, with a related collateral requirement of approximately $7.7 million of our cash, cash equivalents and short-term investments.
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
The following summarizes our contractual obligations at December 31, 2008, and the effect such obligations are expected to have on our liquidity and cash flows in future periods:

		Less than			After
In millions	Total	1 year	1-3 years	3-5 years	5 years
Notes payable obligations	$6.0	$6.0	$—	$—	$—
Non-cancelable capital lease obligations	0.5	0.1	0.3	0.1	—
Non-cancelable operating lease obligations	14.9	6.7	7.1	1.1	—
Long-term payables	2.0	0.2	—	0.1	1.7
Asset retirement obligations	2.3	—	2.2	—	0.1
Open purchase order commitments	32.6	28.3	4.3	—	—

Total contractual cash obligations	58.3	41.3	13.9	1.3	1.8
Sublessor agreement	(0.7)	(0.7)	—	—	—

Net	$57.6	$40.6	$13.9	$1.3	$1.8

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
Off-Balance Sheet Transactions
Our off-balance sheet transactions consist of certain financial guarantees, both expressed and implied, related to indemnification for product liability, patent infringement and latent product defects. Other than liabilities recorded pursuant to known product defects, at December 31, 2008, we did not record a liability associated with these guarantees, as we have little or no history of costs associated with such indemnification requirements. (See Note 16 to our Consolidated Financial Statements for additional information.)
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
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Risk
Our exposure to market risk due to potential changes in interest rates, relates primarily to our investment portfolio, which consisted primarily of fixed interest rate instruments as of December 31, 2008 and 2007. We maintain an investment policy designed to ensure the safety and preservation of our invested funds by limiting market risk and the risk of default.
Certain of our cash, cash equivalents and investments serve as collateral for a line of credit we maintain with a brokerage firm. The line of credit is used for liquidity purposes, mitigating the need to liquidate investments in order to meet our current operating cash requirements.
The following table presents the hypothetical changes in fair values in the financial instruments held by us at December 31, 2008 that are sensitive to changes in interest rates. These instruments are comprised of cash, cash equivalents and investments. These instruments are held for purposes other than trading. The modeling techniques used measure the change in fair values arising from selected hypothetical changes in interest rates. Assumed market value changes to our portfolio reflects immediate hypothetical parallel shifts in the yield curve of plus or minus 50 basis points (“BPS”), 100 BPS, and 150 BPS:

Cash equivalents and	Valuation of securities				Valuation of securities
Available-for-sale	given an interest rate			No change in	given an interest rate
Investments	decrease of X basis points			interest rate	increase of X basis points
(in thousands)	(150 BPS)	(100 BPS)	(50 BPS)	0 BPS	50 BPS	100 BPS	150 BPS

Securities and obligations of U.S. government agencies	$63,174	$62,933	$62,694	$62,457	$62,223	$61,990	$61,760
Money market funds and commercial papers	74,677	74,669	74,661	74,653	74,645	74,637	74,629

Total investments	$137,851	$137,601	$137,355	$137,110	$136,868	$136,627	$136,389

During 2008, we did not materially alter our investment objectives or criteria and believe that, although the composition of our portfolio has changed from the preceding year, the portfolio’s sensitivity to changes in interest rates is materially the same.
Credit Risk
We mitigate credit default risk by attempting to invest in high credit quality securities and by positioning our portfolio to respond appropriately to a significant reduction in a credit rating of any investment issuer or guarantor. Our portfolio includes only marketable securities with active secondary or resale markets to ensure portfolio liquidity and is diversified in accordance with our investment policy. To date, we have not experienced significant liquidity problems with our portfolio. Our largest holding at December 31, 2008, excluding the United States government and its agencies, was $2.0 million of commercial paper.
As of December 31, 2008, we did not have any investments in mortgage backed or auction rate securities or any security investments in the financial service sector. However, we intend to closely monitor developments in the credit markets and make appropriate changes to our investment policy as deemed necessary or advisable. Based on our ability to liquidate our investment portfolio and our expected operating cash flows, we do not anticipate any liquidity constraints as a result of the current credit environment.
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
We use foreign currency forward contracts to hedge the risk that outstanding Japanese yen denominated receipts from customers for actual or forecasted sales of equipment may be adversely affected by changes in foreign currency exchange rates. Our hedging programs reduce, but do not always entirely eliminate, the impact of currency movements. See “Derivative instruments and hedging” in Note 4 of Notes to Consolidated Financial Statements for additional disclosures.
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
The Selected Financial Data information contained in Item 6 of Part II hereof is hereby incorporated by reference into this Item 8 of Part II of this Form 10-K.
ULTRATECH, INC.
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
Consolidated Financial Statements included in Item 8:

ULTRATECH, INC.
CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
In thousands, except share and per share amounts	2008	2007
Assets
Current assets:
Cash and cash equivalents	$94,034	$54,586
Short-term investments	64,464	77,412
Accounts receivable, net of allowance for doubtful accounts of $185 and $306 at December 31, 2008 and 2007, respectively	18,318	30,562
Inventories	31,618	29,128
Prepaid expenses and other current assets	4,836	3,874

Total current assets	213,270	195,562

Equipment and leasehold improvements, net	12,788	16,826
Demonstration inventory	82	3,652
Other assets	3,051	2,601

Total assets	$229,191	$218,641

Liabilities and Stockholders’ Equity

Current liabilities:
Notes payable	$6,000	$5,794
Accounts payable	8,830	8,200
Accrued expenses	9,923	9,552
Deferred product and services income	4,328	10,161

Total current liabilities	29,081	33,707

Accrued rent	1,505	2,093
Other liabilities	5,182	5,441

Commitments and contingencies

Stockholders’ equity:
Preferred Stock, $0.001 par value:
2,000,000 shares authorized; none issued	—	—
Common Stock, $0.001 par value:
40,000,000 shares authorized; 23,516,198 and 23,371,055 shares issued and outstanding at December 31, 2008 and 2007, respectively	25	25
Additional paid-in capital	233,246	229,412
Treasury stock: 1,843,301 and 1,845,301 shares at December 31, 2008 and 2007, respectively	(26,605)	(26,634)
Accumulated other comprehensive income, net	474	91
Accumulated deficit	(13,717)	(25,494)

Total stockholders’ equity	193,423	177,400

Total liabilities and stockholders’ equity	$229,191	$218,641

See accompanying notes to consolidated financial statements.

ULTRATECH, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
In thousands, except per share amounts	2008	2007	2006
Net sales
Products	$114,311	$96,583	$105,277
Services	17,036	15,627	14,156
Licenses	400	100	200

Total net sales	131,747	112,310	119,633
Cost of sales
Cost of products sold	58,235	53,834	64,256
Cost of services	9,138	9,617	9,353

Gross profit	64,374	48,859	46,024

Research, development and engineering	23,316	23,435	26,206
Selling, general, and administrative	31,923	31,191	34,189

Operating income (loss)	9,135	(5,767)	(14,371)

Interest expense	(121)	(701)	(237)
Interest and other income, net	3,171	5,710	6,594

Income (loss) before income taxes	12,185	(758)	(8,014)
Provision for income taxes	408	286	954

Net income (loss)	$11,777	$(1,044)	$(8,968)

Net income (loss) per share — basic
Net income (loss)	$0.50	$(0.04)	$(0.38)
Number of shares used in per share computations — basic	23,524	23,354	23,764

Net income (loss) per share — diluted
Net income (loss)	$0.50	$(0.04)	$(0.38)
Number of shares used in per share computations — diluted	23,665	23,354	23,764
See accompanying notes to consolidated financial statements.

ULTRATECH, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
In thousands	2008	2007	2006
Cash flows from operating activities:
Net income (loss)	$11,777	$(1,044)	$(8,968)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	5,431	6,386	5,874
Amortization	898	907	1,344
Amortization of postretirement benefit plan obligation	102	8	—
Accretion of asset retirement obligations	157	240	179
(Gain)/loss on disposal of equipment	22	217	(217)
Stock-based compensation	2,388	1,552	1,957
Deferred income taxes	(43)	40	(26)
Changes in operating assets and liabilities:
Accounts receivable	12,244	(12,508)	1,056
Inventories	(2,397)	10,324	(11,955)
Prepaid expenses and other current assets	(896)	129	(593)
Demonstration Inventory	(668)	—	(486)
Other assets	316	464	(207)
Accounts payable	630	(2,240)	2,037
Accrued expenses	(387)	(5,221)	2,504
Deferred product and services income	(5,833)	7,211	980
Other liabilities	(530)	(468)	28

Net cash provided by (used in) operating activities	23,211	5,997	(6,493)

Cash flows from investing activities:
Capital expenditures	(4,713)	(1,112)	(3,317)
Proceeds from sales of fixed assets	6,801	—	79
Purchase of patents	(744)	—	(42)
Purchase of investments in securities	(116,723)	(59,710)	(42,155)
Proceeds from maturities of investments	129,964	84,994	44,612

Net cash provided by (used in) investing activities	14,585	24,172	(823)

Cash flows from financing activities:
Proceeds from notes payable	49,061	27,456	62,954
Repayment of notes payable	(48,855)	(28,636)	(60,269)
Proceeds from issuance of common stock	1,446	1,714	2,964
Repurchase of common stock	—	—	(10,794)

Net cash provided by (used in) financing activities	1,652	534	(5,145)

Net increase (decrease) in cash and cash equivalents	39,448	30,703	(12,461)

Cash and cash equivalents at beginning of period	54,586	23,883	36,344

Cash and cash equivalents at end of period	$94,034	$54,586	$23,883

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$51	$332	$201
Income taxes paid	$442	$590	$936
Other non-cash changes:
Capital lease of phone system	$42	$562	$—
Systems transferred from (to) inventory to (from) equipment and demonstration inventory	$(93)	$1,535	$60
Decrease in net equipment and leasehold improvements due to adoption of FIN 47	$—	$—	$(229)
Increase/(decrease) in asset retirement obligations resulting from adoption of FIN 47	$157	$240	$(82)
See accompanying notes to consolidated financial statements.

ULTRATECH, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Stockholders’ Equity
			Additional		Accumulated Other		Total
	Common Stock		Paid-in	Treasury	Comprehensive	Accumulated	Stockholders’
In thousands	Shares	Amount	Capital	Stock	Income (Loss)	(Deficit)	Equity
Balance at December 31, 2005	23,750	$25	$221,225	$(15,904)	$(886)	$(15,510)	$188,950
Net issuance of common stock under stock option plans	211	—	2,964	28	—	—	2,992
Repurchase of common stock	(742)	—	—	(10,794)	—	—	(10,794)
Stock-based compensation	—	—	1,957	—	—	—	1,957
Minimum postretirement benefits obligation	—	—	—	—	(200)	—	(200)
Components of comprehensive loss:
Change in net unrealized gains (losses) on:
Available-for-sale investments	—	—	—	—	353	—	353
Foreign exchange contracts	—	—	—	—	(182)	—	(182)
Net loss	—	—	—	—	—	(8,968)	(8,968)

Total comprehensive loss							(8,797)

Balance at December 31, 2006	23,219	25	226,146	(26,670)	(915)	(24,478)	174,108
Net issuance of common stock under stock option plans	152	—	1,714	36	—	—	1,750
Stock-based compensation	—	—	1,552	—	—	—	1,552
Impact of adjustment on adoption of FIN 48	—	—	—	—	—	28	28
Components of comprehensive loss:
Change in net unrealized gains (losses) on:
Available-for-sale investments	—	—	—	—	1,051	—	1,051
Foreign exchange contracts	—	—	—	—	(53)	—	(53)
Change in minimum postretirement benefits obligation	—	—	—	—	8	—	8
Net loss	—	—	—	—	—	(1,044)	(1,044)

Total comprehensive loss							(38)

Balance at December 31, 2007	23,371	25	229,412	(26,634)	91	(25,494)	177,400
Net issuance of common stock under stock option plans	145	—	1,446	29	—	—	1,475
Stock-based compensation	—	—	2,388	—	—	—	2,388
Components of comprehensive income:
Change in net unrealized gains (losses) on:
Available-for-sale investments	—	—	—	—	444	—	444
Foreign exchange contracts	—	—	—	—	(163)	—	(163)
Change in minimum postretirement benefits obligation	—	—	—	—	102	—	102
Net income	—	—	—	—	—	11,777	11,777

Total comprehensive income							12,160

Balance at December 31, 2008	23,516	$25	$233,246	$(26,605)	$474	$(13,717)	$193,423

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
Major Customers
In 2008, Intel Corporation accounted for 32% of our net sales. In 2007, Intel Corporation accounted for 20% of our net sales. In 2006, Intel Corporation and Matsushita accounted for 12% and 11% of our net sales, respectively. Intel Corporation accounted for 26% and 33% of our accounts receivable at December 31, 2008 and 2007, respectively.
Business Segments
In evaluating our business, we give consideration to the Chief Executive Officer’s review of financial information and the organizational structure of our management. Based on this review, we concluded that, at the present time, resources are allocated and other financial decisions are made based on consolidated financial information. Accordingly, we have determined that we operate in one business segment, which is the manufacture and distribution of capital equipment to manufacturers of integrated circuits and nanotechnology components.
Enterprise-Wide Disclosures
Our products are manufactured in the United States and are sold worldwide. We market our products internationally through domestic and foreign-based sales and service. The following table presents enterprise-wide sales to external customers and long-lived assets by geographic region:

In thousands	2008	2007	2006
Net sales:
United States of America	$50,352	$38,740	$43,064
Japan	21,514	23,267	31,482
Europe	24,328	17,962	10,698
Taiwan	12,567	14,753	15,936
Rest of the world	22,986	17,588	18,453

Total	$131,747	$112,310	$119,633

Long-lived assets:
United States of America	$14,905	$22,351	$27,598
Rest of the world	1,016	728	811

Total	$15,921	$23,079	$28,409

The rest of the world is comprised of sales to customers and long-lived assets in countries that are individually insignificant.
With the exception of Japan, our operations in foreign countries are not currently subject to significant currency exchange rate fluctuations, principally because sales contracts for our systems are generally denominated in U.S. dollars. In Japan, we sell our products in both U.S. dollars and Japanese yen. However, we attempt to mitigate our currency exchange rate exposure through the use of currency forward contracts. (See “Derivative Instruments and Hedging” in Note 4.)

2. CONCENTRATIONS OF RISKS
Financial instruments that potentially subject us to concentrations of credit risk consist principally of cash equivalents, short-term investments and trade receivables. These credit risks include the potential inability of an issuer or customer to honor their obligations under the terms of the instrument or the sales agreement. We place our cash equivalents and investments with high credit-quality financial institutions. We invest our excess cash in commercial paper, readily marketable debt instruments and collateralized funds of U.S. and state government entities. We have established guidelines relative to credit ratings, diversification and maturities that seek to maintain safety and liquidity.
A majority of our trade receivables are derived from sales in various geographic areas, principally the U.S., Europe, Japan, Taiwan and the rest of Asia, to large companies within the integrated circuit and nanotechnology industries. We perform ongoing credit evaluations of our customers’ financial condition and require collateral, whenever deemed necessary. As of December 31, 2008 and 2007, the recorded value of our accounts receivable approximated fair value due to the short-term nature of our accounts receivable.
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
The U.S. dollar is the functional currency for all foreign operations. Foreign exchange gains and losses which result from the process of remeasuring foreign currency financial statements into U.S. dollars or from foreign currency exchange transactions during the period, are included in interest and other income, net. Net foreign exchange losses in 2008 were $0.3 million as compared to gains of $0.3 million in 2007. In 2006, these amounts were immaterial.
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
Investments
Management determines the appropriate classification of its investments at the time of purchase and re-evaluates the classification at each balance sheet date. At December 31, 2008 and 2007, all investments and cash equivalents in our portfolio were classified as “available-for-sale” and are stated at fair value, with the unrealized gains and losses, net of tax, reported in accumulated other comprehensive income (loss), as a separate component of stockholders’ equity. The fair value of short-term investments are estimated based on quoted prices in active markets or significant other observable inputs as of December 31, 2008 and 2007.
The amortized cost of debt securities is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization, as well as interest, dividends, realized gains and losses and declines in value judged to be other than temporary are included in interest and other income, net. The cost of securities sold is based on the specific identification method.

Allowance for Bad Debts
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
Long-lived Assets
Equipment and leasehold improvements are stated at cost, less accumulated depreciation and amortization. Equipment is depreciated on a straight-line basis over the estimated useful lives (i.e. three to 10 years). Leasehold improvements are amortized on a straight-line basis over the life of the related assets or the lease term, whichever is shorter. Depreciation and amortization expense for the years ended 2008 and 2007 was $6.2 million and $7.6 million, respectively.
Demonstration inventory is stated at cost, less accumulated amortization. Demonstration inventory is amortized to its estimated net realizable value as a used system over its estimated useful life as a demonstration system, generally three years.
We review long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of these assets may not be recoverable. We assess these assets for impairment based on estimated future cash flows from these assets. No asset impairment charges have been recorded during the three years ended December 31, 2008.
Related-Party Transactions
During 2008 and 2007, we made loans to several of our employees totaling $0.4 million and $0.9 million, respectively, in the form of full-recourse promissory notes. The notes accrue interest at a weighted average annual rate of 3.00% and 4.53%, respectively. The notes have a term ranging from two to five years. Certain of the notes are secured by deeds of trust for the employees’ personal residences. As of December 31, 2008, the outstanding principal balances were $1.1 million.
In April 2006, we appointed a new member to our Board of Directors who was also an officer of one of our customers until September 2007. During 2007 and 2006, sales to that customer totaled $5.9 million and $7.8 million, respectively. We had $0.3 million and $0.4 million of accounts receivable from that customer at December 31, 2007 and 2006, respectively.
Derivative Instruments and Hedging
The majority of our revenue, expense and capital purchasing activities are transacted in U.S. dollars. However, we also enter into these transactions in other currencies, primarily Japanese yen. Our policy is to minimize foreign currency denominated transaction and remeasurement exposures with derivative instruments, mainly forward contracts. The gains and losses on these derivatives are intended to at least partially offset the transaction and remeasurement gains and losses recognized in earnings. We do not enter into foreign exchange forward contracts for speculative purposes. Under Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS No. 133”) all derivatives are recorded on the balance sheet at fair value. The gains and losses resulting from changes in fair value are accounted for depending on the use of the derivative and whether it is designated and qualifies for hedge accounting.
Our derivative financial instruments are subject to both credit and market risk. Credit risk is the risk of loss due to failure of a counterparty to perform its obligations in accordance with contractual terms. Market risk is the potential change in an investment’s value caused by fluctuations in interest and currency exchange rates, credit spreads or other variables. We monitor the credit-worthiness of the financial institutions that are counterparties to our derivative financial instruments and do not consider the risks of counterparty nonperformance to be material. Credit and market risks, as a result of an offset by the underlying cash flow being hedged, related to derivative instruments were not considered material at December 31, 2008 and 2007.

Cash Flow Hedging
We designate and document as cash flow hedges foreign exchange forward contracts that are used by us to hedge the risk that forecasted revenue may be adversely affected by changes in foreign currency exchange rates. The effective portion of the contracts’ gains or losses is included in accumulated other comprehensive income (loss) (“OCI”) until the period in which the forecasted sale being hedged is recognized , at which time the amount in OCI is reclassified to earnings as a component of revenue. To the extent that any of these contracts are not considered to be effective in offsetting the change in the value of the forecasted sales being hedged, the ineffective portion of these contracts is immediately recognized in income as a component of interest and other income, net. For the year ended December 31, 2008, there was no hedge ineffectiveness. We calculate hedge effectiveness at a minimum each fiscal quarter. We measure hedge effectiveness by comparing the cumulative change in the spot rate of the derivative with the cumulative change in the spot rate of the anticipated sales transactions. The maturity of these instruments is generally nine months or less. We record any excluded components of the hedge in interest and other income, net. As of December 31, 2008 the excluded components recorded in earnings were immaterial.
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
At December 31, 2008 and 2007, we had currency forward contracts for the sale of Japanese yen of $0.7 million and $5.8 million, respectively. We had recorded $0.1 million of accumulated losses as a component of other comprehensive income (loss) at December 31, 2008 as compared to $0.1 million of accumulated gains at December 31, 2007. The $0.1 million loss at December 31, 2008 is expected to be reclassified into earnings within the next twelve months. The fair value of derivatives classified as cash-flow hedges at December 31, 2008 was a liability of $39,000 compared to an asset of $0.1 million at December 31, 2007.
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
At December 31, 2008 and 2007, we had currency forward contracts for the sale of Japanese yen of $8.7 million and $0.5 million, respectively. The fair value of derivatives classified as balance sheet hedges at December 31, 2008 was a liability of $0.2 million as compared to an asset of $50,000 at December 31, 2007.
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

Costs related to deferred product revenues are capitalized (deferred) and recognized at the time of revenue recognition. Deferred product revenue and costs are netted on our balance sheet, under the caption “deferred product and services income.” The gross amount of deferred revenues and deferred costs at December 31, 2008 were $5.3 million and $1.0 million, respectively. The gross amount of deferred revenues and deferred costs at December 31, 2007 were $14.8 million and $4.6 million, respectively.
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
Research, Development and Engineering Expenses
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
Deferred Income Taxes
Deferred income taxes are provided for the tax effect of temporary differences between the tax basis of assets and liabilities and their reported amounts in the financial statements. Statement of Financial Accounting Standards (“SFAS”) No. 109, Accounting for Taxes, (SFAS 109) provides for recognition of deferred tax assets if the realization of such deferred tax assets is more likely than not to occur. Realization of our net deferred tax assets is dependent upon our generation of sufficient taxable income in future years in appropriate tax jurisdictions to obtain the benefit of the reversal of temporary differences, net operating loss carryforwards, and tax credit carryforwards. The amount of deferred tax assets considered realizable is subject to adjustment in future periods if estimates of future taxable income are changed. With the exception of certain international jurisdictions (i.e., Japan and Taiwan), we have determined that at this time it is more likely than not that deferred tax assets attributable to the remaining jurisdictions will not be realized, primarily due to uncertainties related to our ability to utilize the net operating loss and tax credit carryforwards before they expire based on our recent years history of losses and uncertainty of future taxable income. Accordingly, we have established a valuation allowance for such deferred tax assets. If there is a change in our ability to realize the deferred tax assets, then our tax provision may decrease in the period in which we determine that realization is more likely than not.
Taxes Collected from Customers
We collect taxes from our customers for sales transactions as assessed by respective governmental authorities. On our consolidated statements of operations these taxes are presented on a net basis and are excluded from revenues and expenses.
Reclassifications
Certain reclassifications have been made to prior year balances to conform to the current year’s presentation.
Impact of Recently Issued Accounting Standards
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
In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133 (“SFAS No. 161”), which requires enhanced disclosures about an entity’s derivative and hedging activities. The statement requires that objectives for using derivative instruments be disclosed in terms of underlying risk and accounting designation. SFAS No. 161 is effective for fiscal years beginning after November 15, 2008 and interim periods within those fiscal years, with earlier adoption encouraged. We are currently in the process of determining the impact of SFAS No. 161 on our disclosures.
In February 2008, the FASB issued FASB Staff Position No. 157-2, Effective Date of FASB Statement No. 157, which delays the effective date of SFAS No. 157, Fair Value Measurement (“SFAS No. 157”), for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), until fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. SFAS No. 157 establishes a framework for measuring fair value and expands disclosures about fair value measurements. These nonfinancial items include assets and liabilities such as reporting units measured at fair value in a goodwill impairment test and nonfinancial assets acquired and liabilities assumed in a business combination. We are currently in the process of determining the impact, if any, of adopting the deferred portion of SFAS 157 to the nonrecurring fair value measurements of our nonfinancial assets and nonfinancial liabilities on our results of operations or financial position.
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
5. STOCK-BASED COMPENSATION
Prior to January 1, 2006, we accounted for our stock plans under the provisions of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB No. 25”) and FIN No. 44, Accounting for Certain Transactions Involving Stock Compensation —an Interpretation of APB Opinion No. 25 as permitted by SFAS No. 123, Accounting for Stock-Based Compensation. No stock-based employee compensation was recognized in the Consolidated Statement of Operations under SFAS No. 123 as all options granted under our stock plans had an exercise price equal to the market value of the underlying common stock on the date of grant. We adopted SFAS No. 123 (revised 2004), Share-Based Payment (“SFAS No. 123R”), effective January 1, 2006 using the modified prospective transition method. Under this transition method, stock-based compensation expense recognized during the three years ended December 31, 2008 includes: (a) stock options granted prior to, but not yet vested, as of January 1, 2006 based on the grant-date fair value estimated in accordance with the original provisions of SFAS No.123, and (b) stock options and restricted stock units granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123R. Under the modified prospective transition method, results for prior periods have not been restated. In November 2005, the FASB issued FASB Staff Position (“FSP”) No. FAS 123(R)-3, “Transition Election Related to Accounting for Tax Effects of Share-Based Payment Awards” (“FSP 123R-3”). We elected to adopt the alternative transition method provided in the FSP 123R-3 for calculating the tax effects of stock-based compensation pursuant to SFAS No. 123R. The alternative transition method includes simplified methods to establish the beginning balance of the additional paid-in capital pool (“APIC pool”) related to the tax effects of employee stock-based compensation, and to determine the subsequent impact on the APIC pool and Consolidated Statements of Cash Flows of the tax effects of employee stock-based compensation awards that are outstanding upon adoption of SFAS No. 123R.

The following table shows total stock-based compensation expense included in the accompanying Consolidated Statement of Operations for the years ended December 31, 2008, 2007 and 2006. There was no tax effect.

	Years Ended December 31,
In thousands	2008	2007	2006
Cost of Sales	$118	$97	$140
Research, development, and engineering	464	378	264
Selling, general and administrative expenses	1,806	1,077	1,553

Total stock-based compensation expense	2,388	1,552	1,957
Tax benefit related to stock-based compensation expense	—	—	—

Net effect on net income/loss	$2,388	$1,552	$1,957

Compensation cost capitalized as part of inventory was immaterial during each of the years ended December 31, 2008 and 2007.
The estimated fair value of our stock-based awards, less expected forfeitures, is amortized over the awards’ vesting period using a single grant approach on a ratable basis for awards granted after the adoption of SFAS No. 123R and using a multiple grant approach on an accelerated basis for awards granted prior to the adoption of SFAS No. 123R.
The fair value of each option award is estimated on the date of grant using the Black-Scholes valuation model and the assumptions noted in the following table. The expected life of options is based on observed historical exercise patterns. Groups of employees that have similar historical exercise patterns have been considered separately for valuation purposes. For the years ended December 31, 2008, 2007 and 2006, the expected volatility of stock options is based on a combination of historical and market-based implied volatility of our traded options. The risk free interest rate is based on the implied yield on a U.S. Treasury zero-coupon issue with a remaining term equal to the expected term of the option. The dividend yield reflects that we have not paid any cash dividends since inception and do not intend to pay any cash dividends in the foreseeable future.
We used the following weighted-average assumptions to estimate the fair value of stock options at the date of grant using the Black-Scholes option-pricing model.

	2008	2007	2006
Expected life (in years)	5.3	5.0	4.8
Risk-free interest rate	2.87%	4.11%	4.93%
Volatility factor	0.51	0.47	0.55
Dividend yield	0%	0%	0%
The weighted-average fair value per share of stock options granted during 2008, 2007 and 2006 was $5.29, $5.48 and $7.85, respectively.
1993 Stock Option Plan/Stock Issuance Plan
Under our 1993 Stock Option Plan/Stock Issuance Plan, as amended and restated as of January 30, 2006, officers and other key employees, non-employee Board members and consultants may receive equity incentive awards in the form of stock options to purchase shares of common stock at no less than 100% of fair value at the grant date or restricted stock or restricted stock units. Options historically have vested in equal monthly installments over a fifty-month period, with a minimum vesting period of twelve months from the grant date, and generally expire ten years from the date of grant or upon the expiration of a limited period following any earlier termination of employment. The plan was amended in January 2006 to allow the issuance of shares pursuant to restricted stock unit awards, and during fiscal years 2008, 2007 and 2006, restricted stock unit awards were made which generally vest in equal annual installments over a three-year period measured from the award date but which defer the issuance of the vested shares until the end of the vesting period, subject to earlier issuance upon termination of employment under certain circumstances or a change in control. Awards under the plan may be subject to accelerated vesting under certain circumstances should a change in control occur. The plan terminates on the earlier of February 28, 2011 or the date on which all shares available for issuance under the plan have been issued. The plan contained an automatic share increase feature pursuant to which the share reserve automatically increased on the first trading day in January of each calendar year, through 2006, by an amount equal to 4% of the total number of shares of common stock outstanding on the last trading day in December of the immediately preceding calendar year, but in no event would such annual increase exceed 1.7 million shares, subject to adjustment in the event of certain changes to our capital structure. Under the plan, approximately 2.0 million, 1.7 million and 1.0 million options and awards were available for issuance at December 31, 2008, 2007 and 2006, respectively.

1998 Supplemental Stock Option/Stock Issuance Plan
Under our 1998 Supplemental Stock Option/Stock Issuance Plan, as amended, eligible employees (i.e. other than executive officers and employees holding the title of Vice President or General Manager) were able to receive options to purchase shares of common stock at not less than 100% of fair value on the grant date. These options generally vest in equal monthly installments over a fifty-month period, with a minimum vesting period of twelve months from grant date, and generally expire ten years from date of grant, subject to earlier termination following the optionee’s cessation of employee status. Direct stock issuances may also be made under the plan, subject to similar vesting provisions.
The plan was amended in January 2008 to allow the issuance of shares pursuant to restricted stock unit awards, which generally vest in equal annual installments over a three-year period measured from the award date but which defer the issuance of the vested shares until the end of the vesting period, subject to earlier issuance upon termination of employment under certain circumstances or a change in control. Awards under the plan may be subject to accelerated vesting under certain circumstances should a change in control occur. Since the plan terminated on October 19, 2008, there were no options available for issuance at December 31, 2008, as compared to 29,000 and 73,000 options were available for issuance at December 31, 2007 and 2006, respectively.
Stock Option Activity
A summary of our stock option activity as of December 31, 2008, and related information follows:

			Weighted Average	Aggregate
		Weighted-	Remaining	Intrinsic Value
		Average	Contractual Term	as of December 31,
	Options	Exercise Price	(Years)	2008
Outstanding at January 1, 2008	5,376,777	$17.36
Granted	301,713	$10.87
Exercised	(110,423)	$13.03
Forfeited and expired	(881,518)	$17.55

Outstanding at December 31, 2008	4,686,549	$17.01	4.80	$796,063

Exercisable at December 31, 2008	4,115,146	$17.77	4.24	$284,744

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between our closing stock price on the last trading day of fiscal 2008 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on December 31, 2008. Total intrinsic value of options exercised in each of the fiscal years 2008 and 2007 was $0.3 million. Cash received from option exercises in fiscal 2008 was $1.5 million.
A summary of our option activity for the prior years follows:

	2007		2006
		Weighted-		Weighted-
		Average		Average
	Options	Exercise Price	Options	Exercise Price
Outstanding at January 1	6,107,636	$17.68	6,443,948	$17.71
Granted	398,000	$11.90	153,000	$15.13
Exercised	(140,456)	$12.51	(206,478)	$14.37
Forfeited and expired	(988,403)	$17.82	(282,834)	$19.40

Outstanding at December 31	5,376,777	$17.36	6,107,636	$17.68

At December 31, 2008, options outstanding were as follows:

	Options Outstanding			Options Exercisable
		Weighted-
		Average
		Remaining	Weighted-		Weighted-
		Contractual Life	Average		Average
Range of Exercise Prices	Options	(Years)	Exercise Price	Options	Exercise Price
$8.41 – $11.88	832,377	5.31	$11.02	560,977	$11.46
$11.88 – $13.96	1,258,038	4.61	$13.39	987,315	$13.64
$14.12 – $16.01	809,226	4.94	$14.86	788,446	$14.86
$16.16 – $21.83	968,622	5.39	$19.81	960,122	$19.80
$22.21 – $29.68	794,586	3.74	$27.36	794,586	$27.36
$30.00 – $31.75	23,700	4.49	$31.11	23,700	$31.11

$8.41 – $31.75	4,686,549	4.80	$17.01	4,115,146	$17.77

As of December 31, 2008, $3.2 million of total unrecognized compensation cost related to stock options is expected to be recognized over a weighted-average period of 3.1 years.
Restricted Stock Unit Activity
A summary of our restricted stock unit activity as of December 31, 2008, 2007 and 2006, and related information follows:

	2008		2007		2006
		Weighted-Average		Weighted-Average		Weighted-Average
		Grant Date		Grant Date		Grant Date
	Shares	Fair Value	Shares	Fair Value	Shares	Fair Value
Nonvested stock at January 1	87,188	$15.53	93,681	$19.20	—	$—
Granted	150,000	$10.90	55,000	$12.29	167,500	$19.20
Vested	(116,680)	$13.85	(46,404)	$18.68	(53,694)	$19.20
Forfeited	(5,168)	$9.97	(15,089)	$16.80	(20,125)	$19.20

Nonvested stock at December 31	115,340	$11.47	87,188	$15.53	93,681	$19.20

A total of 168,826 shares of our common stock subject to restricted stock units was vested but not yet distributed as of December 31, 2008. Stock-based compensation expense related to our restricted stock units for the year ended December 31, 2008 was $1.6 million. As of December 31, 2008, $1.2 million of total unrecognized compensation cost related to nonvested stock is expected to be recognized over a weighted-average period of 1.6 years. Total fair value of vested shares in fiscal 2008 was $1.6 million compared to $0.9 million in 2007.
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
6. BASIC AND DILUTED NET INCOME (LOSS) PER SHARE
The following sets forth the computation of basic and diluted net income (loss) per share:

	Years Ended December 31,
In thousands, except per share amounts	2008	2007	2006
Numerator:
Net income (loss)	$11,777	$(1,044)	$(8,968)

Denominator:
Basic weighted-average shares outstanding	23,524	23,354	23,764
Effect of dilutive employee stock options and restricted stock units	141	—	—

Diluted weighted-average shares outstanding	23,665	23,354	23,764

Net income (loss) per share—basic and diluted	$0.50	$(0.04)	$(0.38)

For the year ended December 31, 2008, options to purchase 4.4 million shares of common stock were excluded from the computation of diluted net income per share as the effect would have been anti-dilutive, compared to 5.5 million shares and 6.1 million shares for the years ended December 31, 2007 and 2006, respectively. In addition, for each of the years ended December 31, 2007 and 2006, restricted stock units for 0.1 million shares of common stock were excluded from the computation as well compared to none for the year ended December 31, 2008. Options and restricted stock units are anti-dilutive when we have a net loss or when the exercise price of the stock option and the average unrecognized compensation cost of the stock option or restricted stock unit is greater than the average market price of our Common Stock.
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
Fair value is defined under SFAS No. 157 as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value under SFAS No. 157 must maximize the use of observable inputs and minimize the use of unobservable inputs. SFAS No. 157 describes a fair value hierarchy based on three levels of inputs, of which the first two are considered observable and the last unobservable, that may be used to measure fair value which are the following:
• Level 1 — Quoted prices for identical assets or liabilities in active markets.
• Level 2 — Quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar instruments in markets that are not active; and model-derived valuations in which all significant inputs and significant value drivers are observable in active markets.
• Level 3 — Model derived valuations in which one or more significant inputs or significant value drivers are unobservable.
We measure certain financial assets and liabilities at fair value on a recurring basis, including available-for-sale securities and foreign currency derivatives. The fair value of these certain financial assets and liabilities was determined using the following inputs at December 31, 2008:

	Fair Value Measurements at Reporting Date Using
		Quoted Prices in
		Active Markets for	Significant Other	Significant
		Identical Assets	Observable Inputs	Unobservable Inputs
(In thousands)	Total	(Level 1)	(Level 2)	(Level 3)
Available-for-sale securities(1)	$137,110	$56,658	$80,452	$—

Foreign currency derivatives(2)	198	—	198	—

	$137,308	$56,658	$80,650	$—

(1)	Included in cash and cash equivalents and short-term investments on our consolidated balance sheet.

(2)	Included in current liabilities on our consolidated balance sheet.
Our available-for-sale securities at December 31, 2008 consisted of securities and obligations of U.S. government agencies (46% of total), money market funds (41% of total) and commercial paper (13% of total). Included in available-for-sale securities at December 31, 2008 were cash equivalents of $72.6 million. Cash equivalents consist primarily of instruments with remaining maturities of three months or less at the date of purchase.

Foreign currency derivatives at December 31, 2008 consisted of forward foreign exchange contracts for the Japanese yen.
8. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
The components of comprehensive income (loss), net of tax, are as follows:

	December 31,	December 31,	December 31,
(In thousands)	2008	2007	2006
Net income (loss)	$11,777	$(1,044)	$(8,968)
Other comprehensive income (loss):
Unrealized gain on available-for-sale investments before adjustment	860	1,051	353
Reclassification adjustment for gains included in net income (loss)	(416)	—	—

Net unrealized gain on available-for-sale investments	444	1,051	353

Unrealized loss on foreign exchange forward contracts	(163)	(53)	(182)
Change in minimum postretirement benefits obligation	102	8	—

Comprehensive income (loss)	$12,160	$(38)	$(8,797)

Accumulated other comprehensive income is comprised of the following items, net of tax of none for 2008 and $58,000 for 2007:

	December 31,	December 31,
In thousands	2008	2007
Unrealized gains (losses) on:
Available-for-sale investments	$648	$204
Foreign exchange contracts	(84)	79
Unrealized component of postretirement medical obligations	(90)	(192)

Accumulated other comprehensive income at end of year	$474	$91

The amount of loss on foreign exchange contracts reclassified to earnings was $0.3 million, $20,000 and $34,000 in 2008, 2007 and 2006, respectively.
As discussed in Note 4, we adopted SFAS No. 158 as of December 31, 2006. SFAS No. 158 requires that we recognize on a prospective basis the funded status of our defined benefit pension and other postretirement benefit plans on the consolidated balance sheet and recognize as a component of accumulated other comprehensive income (loss), net of tax, the gains or losses and prior service costs or credits that arise during the period but are not recognized as components of net periodic benefit cost. Additional minimum postretirement benefit liabilities of $0.2 million were recorded at December 31, 2006 upon adoption of the new standard. This $0.2 million is the net sum of unrecognized prior service cost of $0.2 million and an unrecognized net gain of $10,000. Our postretirement benefits are further described in Note 13.
9. INVESTMENTS
We classified all of our investments as “available for sale” as of December 31, 2008 and 2007. Accordingly, we state our investments at estimated fair value. Fair values are determined based on quoted market prices or pricing models using current market rates. We deem all investments to be available to meet current working capital requirements.
The following is a summary of our investments:

	December 31, 2008				December 31, 2007
		Accumulated				Accumulated
		Other				Other
Cash equivalents and Available-	Amortized	Comprehensive		Estimated	Amortized	Comprehensive		Estimated
for-sale Investments, in thousands	Cost	Gains	Losses	Fair Value	Cost	Gains	Losses	Fair Value
Securities and obligations of U.S. government agencies	$61,819	$638	$—	$62,457	$87,424	$264	$25	$87,663
Money market funds and commercial papers	74,642	11	—	74,653	39,025	23	—	39,048

Total	$136,461	$649	$—	$137,110	$126,449	$287	$25	$126,711

The following is a reconciliation of our investments to the balance sheet classifications at December 31:

In thousands	2008	2007
Cash equivalents	$72,646	$49,299
Short-term investments	64,464	77,412

Investments, at estimated fair value	$137,110	$126,711

Gross realized gains and losses on sales of investments were immaterial in each of the years ended December 31, 2008, 2007 and 2006, respectively.
The gross amortized cost and estimated fair value of our investments at December 31, 2008, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because the issuers of the securities may have the right to prepay obligations without prepayment penalties.

	Gross
	Amortized	Fair
In thousands	Cost	Value
Due in one year or less	$122,241	$122,658
Due after one year through five years	14,220	14,452

Total	$136,461	$137,110

We do not have any cash equivalents and investments with unrealized losses at December 31, 2008. The following table provides the breakdown of the cash equivalents and investments with unrealized losses at December 31, 2007:

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

10. BALANCE SHEET DETAIL

	December 31,	December 31,
	2008	2007
Inventories:
Raw materials	$15,380	$18,016
Work-in-process	7,175	6,938
Finished products	9,063	4,174

Total	$31,618	$29,128

Equipment and leasehold improvements, net:
Machinery and equipment	$36,059	$41,722
Leasehold improvements	8,383	8,180
Office equipment and furniture(a)	14,498	14,371

	58,940	64,273
Accumulated depreciation and amortization	(46,152)	(47,447)

Total	$12,788	$16,826

Accrued expenses:
Salaries and benefits	$4,949	$3,545
Warranty accrual	1,522	2,112
Accrued taxes-other	1,374	863
Reserve for losses on purchase order commitments	155	508
Capital lease, current portion	113	99
Other	1,810	2,425

Total	$9,923	$9,552

Other Liabilities:
Deferred compensation	$941	$1,287
Asset retirement obligations	2,281	2,222
Postretirement benefits obligation	546	773
Capital lease	385	463
Income tax payable — long term	381	—
Deferred income tax liabilities — long term	386	363
Other	262	333

	$5,182	$5,441

(a)	As of December 31, 2008 and 2007, office equipment and furniture included $0.6 million of cost capitalized under a capital lease. Accumulated depreciation as of December 31, 2008 and 2007 was $0.2 million and $56,000, respectively.
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

Changes in our product liability are as follows:

	December 31,	December 31,
In thousands	2008	2007
Balance, beginning of year	$2,112	$2,264
Warranties issued during year	2,843	3,171
Settlements during year	(2,835)	(2,916)
Changes in liability for pre-existing warranties during year, including expirations	(598)	(407)

Balance, end of year	$1,522	$2,112

Deferred Service Income
We sell service contracts for which revenue is deferred and recognized ratably over the contract period (for time based service contracts) or as service hours are delivered (for contracts based on a purchased quantity of hours). Changes in our deferred service revenue are as follows:

	December 31,	December 31,
In thousands	2008	2007
Balance, beginning of year	$2,087	$2,444
Service contracts sold during year	2,997	3,621
Service contract revenue recognized during year	(2,967)	(3,978)

Balance, end of year	$2,117	$2,087

11. NOTES PAYABLE
In December 2004, we entered into a line of credit agreement with a brokerage firm. Under the terms of this agreement, we may borrow funds at a cost equal to the current Federal funds rate plus 125 basis points (1.33% as of December 31, 2008). Certain of our cash, cash equivalents and short-term investments secure borrowings outstanding under this facility, but we are not restricted in the use of those assets. Funds are advanced to us under this facility based on pre-determined advance rates on the cash and securities held by us in this brokerage account. This agreement has no set expiration date and there are no loan covenants, other than the aforementioned collateral requirement which does not legally restrict the cash and securities. As of December 31, 2008, $6.0 million was outstanding under this facility, with a related collateral requirement of approximately $8.0 million of our cash, cash equivalents and short-term investments. As of December 31, 2007, $5.8 million was outstanding under a similar facility, with a related collateral requirement of approximately $7.7 million of our cash, cash equivalents and short-term investments.
12. EXIT ACTIVITIES
Changes in our accrued severance and benefits charges in connection with exit activities are as follows:

	Balance at			Balance at			Balance at			Balance at
	January 1,			December 31,			December 31,			December 31,
In thousands	2006	Expenses	Payments	2006	Expenses	Payments	2007	Expenses	Payments	2008
Severance and benefits (2006)	$—	$1,612	$(694)	$918	$—	$(872)	$46	$—	$(46)	$—
Facilities (2006)	—	294	(294)	—	—	—	—	—	—	—
Severance and benefits (2007)	—	—	—	—	1,588	(1,206)	382	—	(382)	—
Severance and benefits (2008)	—	—	—	—	—	—	—	591	(573)	18

Total	$—	$1,906	$(988)	$918	$1,588	$(2,078)	$428	$591	$(1,001)	$18

During 2008, in our continuing effort to reduce company-wide expenses, we eliminated 14 full-time positions, 79% in the United States and 21% internationally. We recorded severance and benefits charges totaling $0.6 million during the year ended December 31, 2008. Of this $0.6 million, $0.3 million was recorded as selling, general and administrative expenses, $0.2 million as research, development and engineering expenses and the remaining $0.1 million as cost of sales. As of December 31, 2008, the remaining balance of $18,000 will be fully paid by the end of 2009.
During 2007, we eliminated 39 full-time positions, 64% in the United States and 36% internationally. We recorded severance and benefits charges totaling $1.6 million during the year ended December 31, 2007. Of this $1.6 million, $1.0 million was recorded as selling, general and administrative expenses, $0.5 million as cost of sales, and the remaining $0.1 million as research, development and engineering expenses. The remaining balance of $0.4 million at December 31, 2007, which related to severance and benefit payments for exit activities incurred since 2006, was fully paid in the second quarter of 2008.

During 2006, in order to reduce company-wide expenses, we eliminated approximately 29 full-time positions, 69% in the United States and 31% internationally, and entered into a lease buyout agreement for our operating lease in the United Kingdom. In the fourth quarter of 2006, we recorded the charges of approximately $1.9 million related to this plan, consisting of $1.6 million of severance and benefits charges and $0.3 million of facility lease termination costs. The $1.9 million of charges in the fourth quarter of 2006 was recorded to cost of sales, research, development and engineering, and selling, general and administrative expenses in the amounts of $0.5 million, $0.1 million, and $1.3 million, respectively. We paid exit costs of $1.0 million during 2006. At December 31, 2006, there was a remaining accrual balance of $0.9 million related to severance and benefit payments to be paid.
13. EMPLOYEE BENEFIT PLANS
Employee bonus plans
We currently sponsor an executive incentive bonus plan that distributes employee awards based on the achievement of predetermined targets. We recorded a charge of $1.3 million under this bonus plan for the year ended December 31, 2008, compared to no charge for the years ended December 31, 2007 and 2006.
Employee Savings and Retirement Plans
We sponsor a 401(k) employee salary deferral plan that allows voluntary contributions by all full-time employees of from 1% to 20% of their pretax earnings. During the three years ended December 31, 2008, 2007 and 2006, our contributions made to this plan were $0.3 million, $0.3 million and $0.5 million, respectively. Our contributions, limited to a maximum of $2,000 per year per employee, generally become 20 percent vested at the end of an employee’s first year of service from the date of hire, and vest 20 percent per year of service thereafter until they become fully vested at the end of five years of service. We also sponsor an executive non-qualified deferred compensation plan (the Plan) that allows qualifying executives to defer current cash compensation. At December 31, 2008, Plan assets, representing the cash surrender value of life insurance policies held by us, and liabilities were approximately $0.9 million each, and are included in our consolidated balance sheets under the captions “other assets” and “other liabilities.” In conjunction with this Plan, we recognized $0.1 million of expense for each of the three years ended December 31, 2008, 2007 and 2006, respectively.
Postretirement Benefits
We have committed to providing lifetime postretirement medical and dental benefits to our Chief Executive Officer and Chief Financial Officer and their spouses, commencing after retirement. These medical and dental benefits are similar to the benefits provided to all full-time employees while employed by us, except that we are paying the entire cost of these benefits. The Chief Financial Officer and his spouse were included in the plan for the first time in 2006.
On December 31, 2006, we adopted the recognition and disclosure provisions of SFAS No. 158, which required us to recognize the funded status (i.e., the difference between the fair value of plan assets and the projected benefit obligations) of our postretirement benefits plans in the December 31, 2006 statement of financial position, with a corresponding adjustment to accumulated other comprehensive income, net of tax. The adjustment to accumulated other comprehensive income at adoption represents the net unrecognized actuarial losses and unrecognized prior service costs, all of which were previously netted against the plans’ funded status in our statement of financial position pursuant to the provisions of SFAS No. 87. These amounts will be subsequently recognized as net periodic benefit cost pursuant to our historical accounting policy for amortizing such amounts. Further, actuarial gains and losses that arise in subsequent periods and are not recognized as net periodic benefit cost in the same periods will be recognized as a component of other comprehensive income. Those amounts will be subsequently recognized as a component of net periodic benefit cost on the same basis as the amounts recognized in accumulated other comprehensive income at adoption of FASB Statement No. 158.
During the first quarter of 2007, we amended and restated the employment agreement with our Chief Financial Officer to provide him and his spouse retirement health benefits in the event of a change of control or sale of the Company or in the event that he retires when he is at least 62 years old and has served as an executive officer for 10 consecutive years.
The following table sets forth the amounts of unrecognized prior service cost and unrecognized actuarial gain included in accumulated other comprehensive income:

	December 31,	December 31,
In thousands	2008	2007
Prior service cost	$164	$202
Net actuarial gain	(74)	(10)

Amount recognized in other comprehensive income	$90	$192

The prior service cost and actuarial gain included in accumulated other comprehensive income and expected to be recognized in net periodic benefit cost during the fiscal year ended December 31, 2009 is $37,000 and $10,000, respectively.
The reconciliation of the beginning and ending balance of the accumulated postretirement benefit obligation and the fair value of plan assets for the years ended December 31, 2008 and 2007 is as follows:

	December 31,	December 31,
In thousands	2008	2007
Benefit obligation at beginning of year	$773	$701
Interest cost	45	43
Additions	—	29
Actuarial gain	(272)	—

Benefit obligation at end of year	546	773
Fair value of plan assets at end of year	—	—

Funded status at end of year	$(546)	$(773)

Amounts recognized in the statement of financial position consist of:

	December 31,	December 31,
In thousands	2008	2007
Noncurrent assets	$—	$—
Current liabilities	—	—
Noncurrent liabilities	(546)	(773)

	$(546)	$(773)

Weighted-average discount rates as of December 31, 2008 were 6.3% for the Chief Executive Officer’s plan and 6.2% for the Chief Financial Officer’s plan as compared to 5.8% and 5.9%, respectively, as of December 31, 2007.
For measurement purposes, a 13% annual rate of increase in the per capita cost of covered health care benefits was assumed for 2008, and 12% for 2009. The rate was assumed to decrease gradually to 6% for 2015 and remain at that level thereafter.
Components of net periodic benefit cost and other amounts recognized from other comprehensive income (loss) are as follows:

	December 31,	December 31,
In thousands	2008	2007
Interest cost	$45	$43
Amortization of prior service cost	37	37
Amortization of net gain	(207)	—

Net periodic benefit cost	$(125)	$80

Other changes in plan assets and benefit obligations recognized from other comprehensive income are as follows:

	December 31,	December 31,
In thousands	2008	2007
Net actuarial gain	$(65)	$—
Prior service cost	—	29
Amortization of prior service cost	(37)	(37)

Total recognized from other comprehensive income (loss)	$(102)	$(8)

Total recognized in net periodic benefit cost and from other comprehensive income	$(227)	$72

The expected benefit payments in the next 10 years are as follows:

In thousands
2009	$—
2010	36
2011	36
2012	36
2013	38
2014–2018	191

$337

Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plan. A one-percentage-point change in assumed health care cost trend rates would have the following effects:

	At December 31, 2008
	1-Percentage-	1-Percentage-
In thousands	Point Increase	Point Decrease
Effect on total of service and interest cost components	$7	$(6)
Effect on postretirement benefit obligation	69	(58)
14. INCOME TAXES
The domestic and foreign components of loss before income taxes and cumulative adjustments are as follows:

	Years Ended December 31,
In thousands	2008	2007	2006
Domestic	$11,113	$(1,288)	$(10,941)
Foreign	1,072	530	2,927

Income (loss) before income taxes	$12,185	$(758)	$(8,014)

The components of the provision for income taxes were as follows:

	Years Ended December 31,
In thousands	2008	2007	2006
Federal:
Current	$51	$—	$—
Deferred	163	(52)	—

	214	(52)	—
State:
Current	59	—	3
Deferred	6	(6)	—

	65	(6)	3
Foreign:
Current	171	246	979
Deferred	(42)	98	(28)

	129	344	951

Total income tax provision	$408	$286	$954

The difference between the provision for income taxes and the amount computed by applying the U.S. federal statutory rate of 35 percent to income (loss) before income taxes is explained below:

	Years Ended December 31,
In thousands	2008	2007	2006
Tax computed at statutory rate	$4,265	$(265)	$(2,805)
State income taxes, net of federal benefit	42	(4)	2
Foreign taxes	(246)	158	(73)
U.S. losses not benefited/(utilized)	(3,653)	397	3,830

Income tax provision	$408	$286	$954

Significant components of deferred income tax assets and liabilities are as follows:

In thousands	2008	2007	2006
Deferred tax assets:
Net operating loss carryforwards	$27,047	$29,639	$40,965
Inventory valuation	3,671	3,143	3,257
Bad debt reserve	72	118	181
Basis difference in assets	12,005	13,450	3,326
Tax credit carryforwards	22,281	21,418	24,777
Warranty reserves	591	825	876
Deferred product and services income	1,399	1,417	1,133
Other non-deductible accruals and reserves	5,417	6,746	6,966
Stock compensation	1,739	1,022	540

Total deferred tax assets	74,222	77,778	82,021
Valuation allowance	(70,824)	(74,821)	(77,726)

Net deferred tax assets	3,398	2,957	4,295

Deferred tax liabilities:
Unremitted earnings of foreign subsidiaries	$(2,979)	$(2,581)	$(3,827)
Other	(109)	(109)	(109)

Total deferred tax liabilities	(3,088)	(2,690)	(3,936)

Net deferred tax assets	$310	$267	$359

Based upon the weight of available evidence, which includes our historical operating performance and carry back potential, we have determined that a valuation allowance continues to be necessary for all tax jurisdictions except Japan and Taiwan.
The net valuation allowance decreased by $4.0 million and $2.9 million during the years ended December 31, 2008 and 2007, respectively, and increased by $3.7 million during the year ended December 31, 2006.
Approximately $13.7 million of the valuation allowance as of December 31, 2008 is attributable to pre-2006 windfall stock option deductions, the benefit of which will be credited to paid-in capital if and when realized through a reduction in income taxes payable. Beginning in 2006, we are tracking the windfall stock option deductions off balance sheet, as required by SFAS No. 123R. As of December 31, 2008, we recorded $1.5 million of windfall stock option deductions that are being tracked off balance sheet. If and when realized, the tax benefit associated with those deductions of $0.6 million will be credited to additional paid-in capital.
As of December 31, 2008, we had net operating loss carryforwards for federal and state tax purposes of $75 million and $37 million, respectively. The reduction in our loss carryforwards from prior years is the result of the federal loss carryforwards being utilized in 2008 and our decision to capitalize research and development expenses on the 2007 California tax returns. We also had federal and California research and development tax credit carryforwards of approximately $9.7 million and $10.6 million, respectively. The federal and state net operating loss carryforwards will expire at various dates beginning in 2008 through 2027, if not utilized. The federal tax credit carryforwards will expire at various dates beginning in 2011 through 2027, if not utilized. The California tax credit carryforwards have no expiration date.
Utilization of our net operating loss and tax credits carryforwards may be subject to substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code and similar state provisions. Such an annual limitation could result in the expiration of the net operating losses and credits before utilization.
We adopted the provisions of FASB Interpretation (“FIN”) 48, Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109 (“FIN 48”) as of January 1, 2007. Prior to the adoption, our policy was to establish reserves that reflected the probable outcome of known tax contingencies. The effects of final resolution, if any, were recognized as changes to the effective income tax rate in the period of resolution. FIN 48 requires application of a more likely than not threshold to the recognition and de-recognition of uncertain tax positions. FIN 48 permits us to recognize the amount of tax benefit that has a greater than 50 percent likelihood of being ultimately realized upon settlement. It further requires that a change in judgment related to the expected ultimate resolution of uncertain tax positions be recognized in earnings in the quarter of such change. During the year ended December 31, 2008, FIN 48 reserve increased by $0.1 million.

If we are able to eventually recognize these uncertain tax positions, $2.9 million and $3.0 million of the unrecognized benefit on January 1, 2008 and December 31, 2008, respectively, would reduce our effective tax rate. We currently have a full valuation allowance against our U.S. net deferred tax asset which would impact the timing of the effective tax rate benefit should any of these uncertain tax positions be favorably settled in the future.
We are subject to federal and state tax examination for years 1999 forward and 1997 forward, respectively, by virtue of the tax attributes carrying forward from those years. We are also subject to audits in the foreign jurisdictions in which we operate for years 2001 and forward. There are no income tax examinations currently in progress.
A reconciliation of the change in the uncertain income tax benefit liabilities from January 1, 2007 to December 31, 2008 is as follows:

In thousands	2008	2007

Balance at January 1	$3,329	$2,842
Tax positions related to the current year:
Additions	288	502
Tax positions related to the prior years:
Additions	112	—
Reductions	(215)	—
Lapses in statutes of limitations	(68)	(15)

Balance at December 31	$3,445	$3,329

Over the next twelve months, we expect a decline of approximately $12,000 in the estimated amount of liabilities associated with our uncertain tax positions which arose prior to December 31, 2008 as a result of expiring statutes in certain foreign jurisdictions.
We recognize interest and penalties related to uncertain tax positions as a component of income tax expense. As of December 31, 2008, we had accrued approximately $34,000 of accrued interest and penalties related to uncertain tax positions.
15. COMMITMENTS AND CONTINGENCIES
Commitments
We lease our facilities, and certain equipment under operating leases expiring through December 2011. The leases for our headquarters and manufacturing operations contain a five-year renewal option subject to a fair market value pricing adjustment. Certain of our leasing arrangements subject us to letter of credit requirements to provide a $2.4 million bank letter of credit as security to the landlord. In addition, certain of our leases require us to restore the facilities back to the original condition at the end of lease terms. As such, we recorded asset retirement obligations related to remediation costs as disclosed in Note 17 herein.
In September 2007, we sublet a portion of our facilities in San Jose, California and account for it as an operating lease. This sublease expires in January 2010. As of December 31, 2008, the minimum future sublease payments to be received were $0.7 million. In July 2007, we capitalized a five-year lease agreement for a new phone system recorded as office equipment. The implied interest rate for this capital lease is 6.4%. The amortization of this phone system is included with depreciation expense.
In August 2008, we entered into agreements with a leasing company for the sale and leaseback of certain assets for an initial term of four years. The sale price of the items was $6.8 million. There was no gain or loss from this transaction. Under this sale-leaseback arrangement, we have an option to purchase the assets back at the future current fair market value upon the expiration of the lease in 2012. The lease is classified as an operating lease in accordance with SFAS No. 13, Accounting for Leases. As of December 31, 2008, the minimum future lease payments to be made were $6.3 million.

As of December 31, 2008, future minimum lease payments were as follows:

	Capital	Operating
(In thousands)	Lease	Lease
For the years:
2009	$141	$6,695
2010	141	4,981
2011	141	2,166
2012	140	1,118
Thereafter	—	—

Total minimum lease payments	563	14,960
Total noncancelable sublease income to be received	—	(728)

Total minimum lease payments net of sublease income	—	$14,232

Amount representing interest	(65)

Present value of total minimum lease payments	498
Current portion	(113)

Capital lease obligation, net of current portion	$385

Rent expense was approximately $3.7 million, $3.9 million and $4.5 million for the years ended December 31, 2008, 2007 and 2006, respectively, net of sublease income of $0.6 million in 2008 and $0.2 million in 2007.
Our open purchase order commitments primarily relate to purchases of inventories, equipment and leasehold improvements were approximately $32.6 million as of December 31, 2008.
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
In May 2006, the same company filed a state court lawsuit against us for malicious prosecution and abuse of process claiming that attorney’s fees, costs and other damages were due based on the outcome of the federal patent litigation suit described above. We do not believe this new action has merit, particularly given the denial by the federal court of that company’s request to be awarded attorneys’ fees payable by us in the patent litigation and the subsequent federal appellate court’s affirmation of the order denying any such award. We filed a motion to have the state court complaint dismissed under California’s anti-strategic lawsuit against public participation (“anti-SLAPP”) and demurrer statutes. The anti-SLAPP statute is aimed at striking lawsuits that are brought in order to quash an individual’s constitutional rights to free speech or seeking redress of grievances (i.e. filing suit). The state court granted the anti-SLAPP motion as to the abuse of process claim, but denied it as to the malicious prosecution claim. Our subsequent appeals to the appellate court and California Supreme Court were unsuccessful, and the matter has returned to Riverside County Superior Court, and discovery is proceeding. We intend to vigorously defend ourselves in this action.
We believe that the outcome of these matters will not be material to our business, financial condition or results of operations.
16. FINANCIAL GUARANTEES
Our off-balance sheet transactions consist of certain financial guarantees, both express and implied, related to indemnification for product liability, patent infringement and latent product defects. Other than liabilities recorded pursuant to known product defects, at December 31, 2008, we did not record a liability associated with these guarantees, as we have little or no history of costs associated with such indemnification requirements. Contingent liabilities associated with product liability may be mitigated by insurance coverage we maintain.

17. ASSET RETIREMENT OBLIGATIONS
In the fourth quarter 2005 we adopted FASB Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations” (“FIN 47”), an interpretation of FASB Statement No. 143, “Asset Retirement Obligations” (“SFAS 143”). FIN 47 clarifies that the term “conditional asset retirement obligation” as used in SFAS 143 refers to a legal obligation to perform an asset retirement activity in which the timing and (or) method of settlement are conditional on a future event that may or may not be within the control of the entity. An entity is required to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably estimated, even if conditional on a future event. The asset retirement obligation (“ARO”) liability is principally for estimable asset retirement obligations related to remediation costs, which we estimate will be incurred upon the expiration of certain operating leases.
The following table sets forth an analysis of the ARO activity for the years ended December 31, 2008 and 2007:

In thousands	2008	2007
Balance as of January 1	$2,222	$1,982
Accretion expense	157	240
Liabilities incurred	75	—
Liabilities settled	(44)	—
Adjustment to liabilities	(129)	—

Balance as of December 31	$2,281	$2,222

REPORT OF ERNST & YOUNG LLP, INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Stockholders of Ultratech, Inc.
We have audited the accompanying consolidated balance sheets of Ultratech, Inc. as of December 31, 2008 and 2007, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2008. Our audits also included the financial statement schedule listed in the Index at Item 15(a)(2). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Ultratech, Inc. at December 31, 2008 and 2007, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2008, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
As discussed in Note 14 to the consolidated financial statements, Ultratech, Inc. changed its method of accounting for uncertain tax positions as of January 1, 2007.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Ultratech, Inc.’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 23, 2009 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

San Jose, California
February 23, 2009

REPORT OF ERNST & YOUNG LLP, INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Stockholders of Ultratech, Inc.
We have audited Ultratech, Inc.’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Ultratech, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control, based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
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
In our opinion, Ultratech, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the accompanying consolidated balance sheets of Ultratech, Inc. as of December 31, 2008 and 2007, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2008 and our report dated February 23, 2009 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

San Jose, California
February 23, 2009

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
Management’s Annual Report on Internal Control Over Financial Reporting
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
Management, including our principal executive officer and principal financial officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2008. In making this assessment, management used the criteria set forth by the committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control—Integrated Framework. Based on this assessment, our management has concluded that, as of December 31, 2008, our internal control over financial reporting is effective based on those criteria. Our management has also concluded that our disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure.
Ernst & Young, LLP, the independent registered public accounting firm who also audited our consolidated financial statements, has issued an attestation report on our internal control over financial reporting. This attestation report appears elsewhere herein.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended December 31, 2008 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.
ITEM 9B. OTHER INFORMATION
None.

PART III
The information required by Part III is omitted from this Report and is incorporated herein by reference from our definitive proxy statement to be filed within 120 days after the end of our fiscal year pursuant to Regulation 14A for our 2009 Annual Meeting of Stockholders currently scheduled to be held on July 21, 2009.
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information concerning our directors required by this Item is incorporated by reference from the Item captioned “Election of Directors” in our Proxy Statement for the 2009 Annual Meeting of Stockholders (the “Proxy Statement”). The information required by this Item relating to our executive officers is included under the caption “Executive Officers of the Registrant” in Part I of this Annual Report on Form 10-K. Other information required by this Item is incorporated herein by reference from the Item captioned “Section 16(a) Beneficial Ownership Reporting Compliance” in the Proxy Statement.
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
(2) Financial Statement Schedules
The following consolidated financial statement schedule is included herein:

Page Number
Schedule II Valuation and Qualifying Accounts	66
Schedules other than those listed above have been omitted since they are either not required, are not applicable, or the required information is shown in the financial statements or related notes.

(3) Exhibits
Except as indicated in Exhibit 32.1, the following exhibits are filed as part of, or incorporated in reference into this Annual Report on Form 10-K:

Exhibit		Description
3.1	(1)	Amended and Restated Certificate of Incorporation of the Registrant, filed October 6, 1993.

3.1.1	(1)	Certificate of Amendment of the Amended and Restated Certificate of Incorporation of the Registrant, dated May 17, 1995.

3.1.2	(1)	Certificate of Amendment of the Amended and Restated Certificate of Incorporation of the Registrant, filed June 17, 1998.

3.1.3	(1)	Certificate of Amendment of the Amended and Restated Certificate of Incorporation of the Registrant, filed June 20, 2003.

3.2	(2)	Bylaws of Registrant, as amended.

4.1	(3)	Specimen Common Stock Certificate of Registrant.

10.1	(4)	1993 Stock Option/Stock Issuance Plan (amended and restated as of January 30, 2007).

10.2	(3)	Form of Indemnification Agreement entered into between the Registrant and each of its officers and directors.

10.3	(5)	Form of Indemnification Agreement entered into between the Registrant and certain officers.

10.4	(3)	Standard Industrial Lease—Single Tenant, Full Net between The Equitable Life Assurance Society of the United States, as Landlord, and Registrant, as Tenant, dated August 27, 1993.

10.4.1	(5)	First Amendment to Lease between The Equitable Life Assurance Society of the United States, as Landlord, and Registrant, as Tenant, dated November 1999.

10.5	(6)	Profit Sharing Plan.

10.6	(7)	1998 Supplemental Stock Option/ Stock Issuance Plan (amended and restated effective January 29, 2008).

10.7	(8)	Private Wealth Management Client Agreement with Morgan Stanley, dated December 16, 2004.

10.8	(9)	Lease Agreement between Montague LLC, As Landlord, and Registrant, As Tenant dated November 22, 1999.

10.9		Amended and Restated Employment Agreement between Registrant and Mr. Arthur Zafiropoulo, Chief Executive Officer, dated as of October 14, 2008.

10.10		Amended and Restated Employment Agreement between Registrant and Mr. Bruce Wright, Chief Financial Officer, dated as of October 14, 2008.

10.11		Form of Restricted Stock Unit Issuance Agreement for Executive Officers with Employment Agreements.

10.12		Form of Restricted Stock Unit Issuance Agreement for Executive Officers without Employment Agreements.

10.13	(11)	Form of Restricted Stock Unit Issuance Agreement for Other Employees.

10.14	(10)	Description of 2007 Management Incentive Compensation Plan.

10.15	(7)	Ultratech, Inc. Long Term Incentive Compensation Plan as amended and restated January 28, 2008.

Exhibit		Description
10.16		Amended and Restated Non-Qualified Supplemental Deferred Compensation Plan.

10.17		Adoption Agreement Related to Amended and Restated Non-Qualified Supplemental Deferred Compensation Plan.

10.18		Amendment No. 1 to Amended and Restated Non-Qualified Supplemental Deferred Compensation Plan.

10.19		Special Form of Stock Option Agreement for Executive Officers with Employment Agreements.

10.20		Special Form of Stock Option Agreement for Executive Officers without Employment Agreements.

10.21		Regular Form of Stock Option Agreement.

21		Subsidiaries of Registrant.

23		Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.

24		Power of Attorney (contained in Signature page hereto).

31.1		Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2		Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	*	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Exhibit 32.1 is being furnished and shall not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section, nor shall such exhibit be deemed to be incorporated by reference in any registration statement or other document filed under the Securities Act of 1933, as amended, or the Securities Exchange Act, except as otherwise stated in such filing.

(1)	Previously filed with our Quarterly Report on Form 10-Q for the quarter ended June 28, 2003 (Commission File No. 0-22248).

(2)	Previously filed with our Current Report on Form 8-K filed on October 20, 2008 (Commission File No. 0-22248).

(3)	Previously filed with our Registration Statement on Form S-1 declared effective with the Securities and Exchange Commission on September 28, 1993. File No. 33-66522.

(4)	Incorporated by reference to Item 5.02 of our Current Report on Form 8-K filed on July 30, 2007 (Commission File No. 0-22248).

(5)	Previously filed with our Annual Report on Form 10-K for the year ended December 31, 2002 (Commission File No. 0-22248).

(6)	Previously filed with our 1993 Annual Report on Form 10-K (Commission File No. 0-22248).

(7)	Previously filed with our Current Report on Form 8-K filed on February 1, 2008 (Commission File No. 0-22248).

(8)	Previously filed with our Annual Report on Form 10-K for the year ended December 31, 2004 (Commission File No. 0-22248).

(9)	Previously filed with our Annual Report on Form 10-K for the year ended December 31, 1999 (Commission File No. 0-22248).

(10)	Incorporated herein by reference to Item 5.02 of the Registrant’s Current Report on Form 8-K filed with the Commission on February 2, 2007.

(11)	Previously filed with our Quarterly Report on Form 10-Q filed on May 5, 2006 (Commission File No. 0-22248).

(b)	Exhibits. See list of exhibits under (a)(3) above.

(c)	Financial Statement Schedules. See list of schedules under (a)(2) above.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunder duly authorized.

Ultratech, Inc.

Date: February 26, 2009	By:	/s/ Arthur Zafiropoulo

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

Signature	Title	Date

/s/ Arthur Zafiropoulo Arthur Zafiropoulo	Chairman of the Board of Directors and Chief Executive Officer (Principal Executive Officer)	February 26, 2009

/s/ Bruce Wright Bruce Wright	Senior Vice President, Finance, Chief Financial Officer and Secretary (Principal Financial and Accounting Officer)	February 26, 2009

/s/ Dennis Raney	Director	February 26, 2009
Dennis Raney

/s/ Rick Timmins	Director	February 26, 2009
Rick Timmins

/s/ Henri Richard	Director	February 26, 2009
Henri P Richard

/s/ Joel Gemunder	Director	February 26, 2009
Joel Gemunder

/s/ Nicholas Konidaris	Director	February 26, 2009
Nicholas Konidaris

/s/ Vincent F. Sollitto	Director	February 26, 2009
Vincent F. Sollitto

SCHEDULE II
ULTRATECH, INC.
VALUATION AND QUALIFYING ACCOUNTS
(in thousands)

		Credited
	Balance at	to Costs	Charged to		Balance at
	Beginning	and	Other		End of
Description	of Year	Expenses	Accounts	Deductions(1)	Year
Allowance for doubtful accounts:
Year ended December 31, 2006

Trade accounts receivable	$577	$(112)	$1	$—	$466

	$577	$(112)	$1	$—	$466

Year ended December 31, 2007
Trade accounts receivable	$466	$(160)	$—	$—	$306

	$466	$(160)	$—	$—	$306

Year ended December 31, 2008
Trade accounts receivable	$306	$(121)	$—	$—	$185

	$306	$(121)	$—	$—	$185

(1)	Deductions represent write-offs against reserve account balances.

EXHIBIT INDEX

Exhibit		Description
3.1	(1)	Amended and Restated Certificate of Incorporation of the Registrant, filed October 6, 1993.

3.1.1	(1)	Certificate of Amendment of the Amended and Restated Certificate of Incorporation of the Registrant, dated May 17, 1995.

3.1.2	(1)	Certificate of Amendment of the Amended and Restated Certificate of Incorporation of the Registrant, filed June 17, 1998.

3.1.3	(1)	Certificate of Amendment of the Amended and Restated Certificate of Incorporation of the Registrant, filed June 20, 2003.

3.2	(2)	Bylaws of Registrant, as amended.

4.1	(3)	Specimen Common Stock Certificate of Registrant.

10.1	(4)	1993 Stock Option/Stock Issuance Plan (amended and restated as of January 30, 2007).

10.2	(3)	Form of Indemnification Agreement entered into between the Registrant and each of its officers and directors.

10.3	(5)	Form of Indemnification Agreement entered into between the Registrant and certain officers.

10.4	(3)	Standard Industrial Lease—Single Tenant, Full Net between The Equitable Life Assurance Society of the United States, as Landlord, and Registrant, as Tenant, dated August 27, 1993.

10.4.1	(5)	First Amendment to Lease between The Equitable Life Assurance Society of the United States, as Landlord, and Registrant, as Tenant, dated November 1999.

10.5	(6)	Profit Sharing Plan.

10.6	(7)	1998 Supplemental Stock Option/ Stock Issuance Plan (amended and restated effective January 29, 2008).

10.7	(8)	Private Wealth Management Client Agreement with Morgan Stanley, dated December 16, 2004.

10.8	(9)	Lease Agreement between Montague LLC, As Landlord, and Registrant, As Tenant dated November 22, 1999.

10.9		Amended and Restated Employment agreement between Registrant and Mr. Arthur Zafiropoulo, Chief Executive Officer, dated as of October 14, 2008.

10.10		Amended and Restated Employment agreement between Registrant and Mr. Bruce Wright, Chief Financial Officer, dated as of October 14, 2008.

10.11		Form of Restricted Stock Unit Issuance Agreement for Executive Officers with Employment Agreements.

10.12		Form of Restricted Stock Unit Issuance Agreement for Executive Officers without Employment Agreements.

10.13	(11)	Form of Restricted Stock Unit Issuance Agreement for Other Employees.

10.14	(10)	Description of 2007 Management Incentive Compensation Plan.

10.15	(7)	Ultratech, Inc. Long Term Incentive Compensation Plan as amended and restated January 28, 2008.

10.16		Amended and Restated Non-Qualified Supplemental Deferred Compensation Plan.

Exhibit		Description
10.17		Adoption Agreement Related to Amended and Restated Non-Qualified Supplemental Deferred Compensation Plan.

10.18		Amendment No. 1 to Amended and Restated Non-Qualified Supplemental Deferred Compensation Plan.

10.19		Special Form of Stock Option Agreement for Executive Officers with Employment Agreements.

10.20		Special Form of Stock Option Agreement for Executive Officers without Employment Agreements.

10.21		Regular Form of Stock Option Agreement.

21		Subsidiaries of Registrant.

23		Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.

24		Power of Attorney (contained in Signature page hereto).

31.1		Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2		Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	*	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Exhibit 32.1 is being furnished and shall not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section, nor shall such exhibit be deemed to be incorporated by reference in any registration statement or other document filed under the Securities Act of 1933, as amended, or the Securities Exchange Act, except as otherwise stated in such filing.

(1)	Previously filed with our Quarterly Report on Form 10-Q for the quarter ended June 28, 2003 (Commission File No. 0-22248).

(2)	Previously filed with our Current Report on Form 8-K filed on October 20, 2008 (Commission File No. 0-22248).

(3)	Previously filed with our Registration Statement on Form S-1 declared effective with the Securities and Exchange Commission on September 28, 1993. File No. 33-66522.

(4)	Incorporated by reference to Item 5.02 of our Current Report on Form 8-K filed on July 30, 2007 (Commission File No. 0-22248).

(5)	Previously filed with our Annual Report on Form 10-K for the year ended December 31, 2002 (Commission File No. 0-22248).

(6)	Previously filed with our 1993 Annual Report on Form 10-K (Commission File No. 0-22248).

(7)	Previously filed with our Current Report on Form 8-K filed on February 1, 2008 (Commission File No. 0-22248).

(8)	Previously filed with our Annual Report on Form 10-K for the year ended December 31, 2004 (Commission File No. 0-22248).

(9)	Previously filed with our Annual Report on Form 10-K for the year ended December 31, 1999 (Commission File No. 0-22248).

(10)	Incorporated herein by reference to Item 5.02 of the Registrant’s Current Report on Form 8-K filed with the Commission on February 2, 2007.

(11)	Previously filed with our Quarterly Report on Form 10-Q filed on May 5, 2006 (Commission File No. 0-22248).