Form 10-K/A
period 2008-12-31
ULTRATECH INC
filed 2009-04-30
CIK 909791

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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.    Yes  ☐    No  ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☑    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule
 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑

The aggregate market value of voting stock held by non-affiliates of the Registrant, as of June 29, 2008, was approximately $147,054,501 (based upon the closing price for shares of the Registrant’s Common Stock as reported by the NASDAQ Global Market on that date, the last trading date of the Registrant’s most recently completed second quarter). Shares of Common Stock held by each officer, director and holder of 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of April 23, 2009, the Registrant had 23,606,895 shares of Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008 filed with the Securities and Exchange Commission on February 27, 2009 are incorporated by reference into Part III of this Annual Report on Form 10-K.

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (this “Amendment”) amends the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008, originally filed on February 27, 2009 (the “Original Filing”). The Registrant is refiling Part III to include the information required by Items 10, 11, 12, 13 and 14 of Part III within the period required by General Instruction G(3) to Form 10-K. In addition, in connection with the filing of this Amendment and pursuant to the rules of the Securities and Exchange Commission, the Registrant is including with this Amendment certain currently dated certifications. Except as described above, no other changes have been made to the Original Filing.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

As of December 31, 2008, the directors of Ultratech were as follows (ages and board committee assignments are as of April 23, 2009):

Name	Age	Position with the Company
Arthur W. Zafiropoulo	70	Chairman of the Board of Directors and Chief Executive Officer
Joel F. Gemunder (3)	69	Director
Nicholas Konidaris (1)(2)	64	Director
Dennis R. Raney (1)(2)	66	Director
Henri Richard (2)(3)	50	Director
Vincent F. Sollitto, Jr. (2)(3)	61	Director
Rick Timmins (1)(3)	56	Director

(1)	Member of the Audit Committee

(2)	Member of the Nominating and Corporate Governance Committee

(3)	Member of the Compensation Committee

Arthur W. Zafiropoulo founded Ultratech in September 1992 to acquire certain assets and liabilities of the Ultratech Stepper Division (the “Predecessor”) of General Signal Technology Corporation (“General Signal”) and, since March 1993, has served as Chief Executive Officer and Chairman of the Board of Directors. Additionally, Mr. Zafiropoulo served as President of Ultratech from March 1993 to March 1996, from May 1997 until April 1999 and from April 2001 to January 2004. Since October 2006, Mr. Zafiropoulo has also served as Ultratech’s President and Chief Operating Officer. Between September 1990 and March 1993, he was President of the Predecessor. From February 1989 to September 1990, Mr. Zafiropoulo was President of General Signal’s Semiconductor Equipment Group International, a semiconductor equipment company. From August 1980 to February 1989, Mr. Zafiropoulo was President and Chief Executive Officer of Drytek, Inc., a plasma dry-etch company that he founded in August 1980, and which was later sold to General Signal in 1986. From July 1987 to September 1989, Mr. Zafiropoulo was also President of Kayex, a semiconductor equipment manufacturer, which was a unit of General Signal. From July 2001 to July 2002, Mr. Zafiropoulo served as Vice Chairman of SEMI (Semiconductor Equipment and Materials International), an international trade association representing the semiconductor, flat panel display equipment and materials industry. From July 2002 to June 2003, Mr. Zafiropoulo served as Chairman of SEMI, and Mr. Zafiropoulo was on the board of directors of SEMI from July 1995 to December 2007. In December 2007, Mr. Zafiropoulo was elected as Director Emeritus of SEMI.

Joel F. Gemunder has been a director of the Company since October 1997. Mr. Gemunder has been President and a member of the board of directors of Omnicare, Inc., a pharmacy services provider, since 1981, and has been Chief Executive Officer of Omnicare since May 2001. Mr. Gemunder has also served as a member of the board of directors of Chemed Corporation, a company operating in two segments: VITAS Group and the Roto-Rooter Group. VITAS offers hospice services for patients with severe and life-limiting illnesses. Roto-Rooter operates in the sewer, drain and pipe cleaning, HVAC services and plumbing repair business and the HVAC and appliance repair and maintenance business.

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

Dennis R. Raney has served as a director of the Company since April 2003. Mr. Raney served as Principal of Liberty-Greenfield, LLP, a company that advised clients on real estate issues that have significant financial or operational consequences to their business, from May 2005 until the company was wound up in November 2008. Mr. Raney served as Chief Financial Officer of eONE Global, LP, a company that identifies, develops and operates emerging electronic payment systems and related technologies that address e-commerce challenges, from July 2001 to June 2003. From March 1998 to July 2001, Mr. Raney served as Chief Financial Officer and Executive Vice President of Novell, Inc., a producer of network software. From January 1997 to December 1997, Mr. Raney served as Chief Financial Officer and Executive Vice President of QAD, Inc., a provider of enterprise resource planning software. Mr. Raney also served as a director of EasyLink Services Corporation (“EasyLink”), a provider of information exchange services, from March 2003 until August 2007, and served as chair of the audit committee of EasyLink’s board of directors from June 2004 until August 2007. In addition, between February 2004 and October 2008 when it was acquired by DG Fast Channel, Mr. Raney served as a director of Enliven Corporation (formerly ViewPoint Corporation), a provider of visual application development, content assembly and delivery technology, and as chair of the audit committee of Enliven’s board of directors. Mr. Raney served as a director, and as chair of the audit committee of the board of directors, of Infiniti Solutions, a provider of semiconductor testing, assembly and prototyping services, between July 2004 and September 2008. Mr. Raney served as a director of Equinix, a provider of data center and internet exchange services from April 2003 to June 2005, and served as chair of the audit committee of Equinix’s board of directors during that time. From July 2002 to June 2003, Mr. Raney served as a director of ProBusiness Services, Inc., which was acquired by Automatic Data Processing, Inc. in June 2003. Mr. Raney also served as a director and audit committee member of Redleaf, Inc., a technology operating company that provides services and capital for pre-seed state technology companies, from April 1999 to June 2003. Mr. Raney previously served as a director and audit committee member of W.R. Hambrecht & Company, an investment banking firm, from March 1999 to July 2001 and served as a director and audit committee member of ADAC Laboratories, a company that designs, develops, manufactures, sells and services electronic medical imaging and information systems, from March 1999 to March 2001. Mr. Raney holds a B.S. degree in chemical engineering from the South Dakota School of Mines & Technology and an MBA from the University of Chicago.

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

Vincent F. Sollitto, Jr. has served as a director of the Company since July 2000. Since July2008, Mr. Sollitto has served as a Principal of Scottsdale Partners International, LLC, a consulting firm. From September 2007 to June 2008, Mr. Sollitto served as Chairman of Syntax-Brillian Corp., a high definition television developer and manufacturer. From October 2005 to September 2007, Mr. Sollitto served as Chairman and Chief Executive Officer of Syntax-Brillian Corp. Syntax-Brillian Corp. filed for Chapter 11 bankruptcy protection in July 2008. From September 2003 to November 2005 when it merged with Syntax Groups Corporation, Mr. Sollitto served as President and Chief Executive Officer, and as a director of Brillian Corp., a high definition television developer and manufacturer. Between February 2003 and August 2003, Mr. Sollitto served as President of Sollitto Associates, a management consulting firm. Mr. Sollitto served as a director and the Chief Executive Officer for Photon Dynamics, a manufacturer of test, repair and inspection equipment for the flat panel display industry, from June 1996 to February 2003. Mr. Sollitto served as acting Chief Financial Officer of Photon Dynamics from March 1998 to July 1998. From July 1993 to February 1996, Mr. Sollitto served as Vice-President and General Manager of Fujitsu Microelectronics, a semiconductor and electronics device company. Mr. Sollitto served as a director, and as a member of the audit and compensation committees of the board of directors, of Irvine Sensors Corporation, a developer of advanced signal processing and image stabilization technologies, from 1997 to 2004. Mr. Sollitto has served as a director, and as a member of the audit committee and chairman of the compensation committee of the board of directors, of Applied Films Corporation, a solutions provider of thin film technology for the flat panel display industry, since July 1999.

Rick Timmins has served as a director of the Company since August 2000. Since April 2009, Mr. Timmins has served as a Venture Partner and investor with G-51 Capital, a seed-stage venture capital firm that invests in the software, hardware, Internet and clean technology sectors. From January 1996 until April 2008, Mr. Timmins served as Vice-President of Finance for Cisco Systems, Inc. Mr. Timmins has served as a member of the board of directors of Treaty Oak Bancorp Inc. (“Treaty Oak Bank”), a local community bank in Austin, Texas, since December 2008, and serves on the compensation committee of Treaty Oak Bank’s board of directors. Mr. Timmins served as a member of the board of directors of Transmeta Corporation, a developer of computing, microprocessing and semiconductor technologies, from May 2003 until January 2009, and was the chairman of the audit committee of Transmeta’s board of directors between May 2003 and January 2009. Mr. Timmins is also a director of Liquid Computing Inc., a developer of software defined real time infrastructure technology, and is a member of both the audit and compensation committees of Liquid Computing Inc.’s board of directors. Mr. Timmins holds a B.S. degree in accounting and finance from the University of Arizona and an M.B.A. degree from St. Edward’s University.

Information concerning our executive officers is incorporated by reference from Part I of our Annual Report on Form 10-K for the fiscal year ended December 31, 2008 filed with the Securities and Exchange Commission on February 27, 2009.

There are no family relationships between any directors or executive officers.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), requires the Company’s directors, executive officers and any persons who are the beneficial owners of more than ten percent (10%) of the Company’s Common Stock to file reports of ownership and changes in ownership with the SEC. Such directors, officers and greater than ten percent (10%) beneficial stockholders are required by Securities and Exchange Commission regulations to furnish the Company with copies of all Section 16(a) forms they file.

Based solely on its review of the copies of such forms received by it and written representations from reporting persons for the 2008 fiscal year, the Company believes that all of the Company’s executive officers, directors and greater than ten percent (10%) beneficial stockholders complied with all applicable Section 16(a) filing requirements for the 2008 fiscal year.

CODE OF ETHICS

We have adopted a Code of Ethics for our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. We have posted this Code of Ethics on our website. Any future amendments to and waivers of this Code will also be posted on our website.

AUDIT COMMITTEE

The Audit Committee of the Board of Directors (the “Audit Committee”) currently consists of three (3) directors, Messrs. Konidaris, Raney and Timmins. The Audit Committee is responsible for overseeing the integrity of the Company’s financial statements and the appointment, compensation, qualifications, independence and performance of the Company’s independent auditors, as well as compliance with related legal and regulatory requirements and performance of the Company’s accounting practices and internal controls.

The Board of Directors has determined that each current member of the Audit Committee is “independent” as that term is defined in Rule 10A-3 under the Exchange Act and an “independent director” as that term is defined in Rule 4200 of the NASDAQ Marketplace Rules. In addition, the Board of Directors has determined that each of Mr. Raney and Mr. Timmins is an “Audit Committee Financial Expert” as that term is defined by Item 407 of Securities and Exchange Commission Regulation S-K.

Item 11.	Executive Compensation

Compensation Discussion and Analysis

Introduction. It is the Company’s intent in this Compensation Discussion and Analysis to inform its stockholders of the policies and objectives underlying the compensation programs for its executive officers. Accordingly, the Company will address and analyze each element of the compensation provided to its executive officers for the 2008 fiscal year. The Company’s compensation programs and policies reflect the fact that the Company is engaged in a very competitive industry, and its success depends upon its ability to attract and retain qualified executives through competitive compensation packages. The Compensation Committee of the Board of Directors (the “Compensation Committee”) administers the compensation programs for the Company’s executive officers with this competitive environment in mind. However, the Company believes that the compensation paid to its executive officers should also be substantially dependent on the Company’s financial performance and the value created for its stockholders. For this reason, the Compensation Committee also utilizes the Company’s compensation programs to provide meaningful incentives for the attainment of the Company’s short-term and long-term strategic objectives and thereby reward those executive officers who make a substantial contribution to the attainment of those objectives.

Compensation Policy for Executive Officers. The Company has designed the various elements comprising the compensation packages of the Company’s executive officers to achieve the following objectives:

•	attract, retain, motivate and engage executives with superior leadership and management capabilities,

•	provide an overall level of compensation to each executive officer which is externally competitive, internally equitable and performance-driven, and

•

ensure that total compensation levels are reflective of the Company’s financial performance and provide the executive officer with the opportunity to earn above-market total compensation for exceptional business performance.

Each executive officer’s compensation package typically consists of three elements: (i) a base salary, (ii) an annual cash bonus tied to the Company’s attainment of pre-established financial objectives, and (iii) long-term, stock-based incentive awards, typically in the form of stock option grants and restricted stock unit awards, designed to align and strengthen the mutuality of interests between the Company’s executive officers and its stockholders. In determining the appropriate level for each element of such compensation, the Compensation Committee has generally followed the practice of targeting the total direct compensation levels (cash and equity) for the Company’s executive officers, other than Mr. Zafiropoulo, at approximately the 50th percentile of the relevant market data, and for Mr. Zafiropoulo, at or above the 75 th percentile of the relevant market data. The Compensation Committee also reviews the Company’s financial performance and subjectively evaluates each executive officer’s level of performance and his or her potential contribution to the Company’s future growth. Accordingly, an executive officer’s actual compensation may be higher or lower than the 50th percentile (or 75th percentile for Mr. Zafiropoulo) for his or her position depending on Company performance and operating results and his or her individual performance and potential. Consistent with the Company’s philosophy of emphasizing pay for performance, the cash compensation component, through its variable incentive bonus feature, is designed to pay above the target when the Company exceeds its goals and below the target when the Company does not.

Comparative Framework. For purposes of determining whether the various elements of the Company’s executive officer compensation package remain competitive at their targeted levels, the Compensation Committee historically has engaged Compensation Strategies, a compensation consulting firm, to provide competitive market data and advice on the Company’s compensation programs and policies for executive officers. The Compensation Committee uses such data to conduct periodic reviews of the compensation levels in effect for executive officer positions at a peer group of comparable companies in the high-tech and precision manufacturing industries. The companies which have historically comprised the comparative peer group are as follows:

Advanced Energy Industries, Inc.

Applied Materials, Inc.

Asyst Technologies, Inc.

ATMI, Inc.

Axcelis Technologies, Inc.

Brooks Automation, Inc.

Coherent, Inc.

Cymer, Inc.

Gerber Scientific, Inc.

GSI Group Inc.

KLA-Tencor Corporation

Kulicke & Soffa Industries, Inc.

Lam Research Corp.

Mattson Technology, Inc.

MKS Instruments, Inc.

Novellus Systems, Inc.

Roper Industries, Inc.

Varian Semiconductor Equipment Associates, Inc.

Veeco Instruments Inc.

A comparative review of peer group compensation was undertaken at the end of the 2007 fiscal year in connection with the review of Mr. Zafiropoulo’s compensation level. As part of that process, the peer group was adjusted to eliminate Coherent, Inc. and Lam Research Corp. Coherent, Inc. was removed because it had been delisted from NASDAQ, and Lam Research Corp. was removed because it had received a delisting notice from NASDAQ due to delinquent regulatory filings. In December 2008 a comparative review of peer group compensation covering all of the Company’s executive officers was undertaken. For that analysis Lam Research Corp. and Coherent, Inc. were added back to the peer group because those companies were again in good standing with NASDAQ.

Elements of Compensation. Each of the three major elements comprising the compensation package for executive officers (salary, bonus and equity) for the 2008 fiscal year was designed to achieve one or more of the Company’s overall objectives of setting a competitive level of compensation, tying compensation to the attainment of one or more of the Company’s strategic business objectives and subjecting a substantial portion of the executive officer’s compensation to the Company’s financial success as measured in terms of the Company’s stock price performance. The manner in which the Compensation Committee structured each element of compensation may be explained as follows.

Salary. The Compensation Committee reviews the base salary level of each executive officer in January each year, with any salary adjustments for the year effective on January 1 of that year. The base salary for each executive officer named in the Summary Compensation Table is determined on the basis of his level of responsibility and experience. The Compensation Committee believes that this component of compensation should provide a level of security and stability from year to year and not be dependent to any material extent on the Company’s financial performance. In addition, both Mr. Zafiropoulo and Mr. Wright have existing employment agreements with the Company which set a minimum annual salary, subject to periodic upward adjustment at the discretion of the Compensation Committee. However, in light of the Company’s financial results for the 2007 fiscal year, the Compensation Committee decided not to increase Mr. Zafiropoulo’s base salary for the 2008 fiscal year. In addition, the Compensation Committee did not increase Mr. Jewler’s base salary, which was set at a level the Compensation Committee determined was competitive in December 2007 when he joined the Company. In February 2008 the Compensation Committee increased Mr. Wright’s base salary by $30,000 from $295,000 to $325,000 in recognition of the additional responsibilities he assumed in 2007 as a result of the departure of certain executives from the Company. The increased level of salary placed Mr. Wright at approximately the 50th percentile of salary paid to chief financial officers at the peer group companies.

After reviewing the peer group analysis conducted in December 2008, the Compensation Committee determined that to conserve the Company’s cash resources in light of the ongoing financial crisis and the weakening global economy employee and executive officer base salaries should be temporarily reduced for the 2009 fiscal year from the level in effect for 2008. As a result, Mr. Zafiropoulo’s base salary was temporarily reduced by 20% from $555,000 to $444,000, Mr. Wright’s base salary was temporarily reduced by 15% from $325,000 to $276,250 and Mr. Jewler’s base salary was temporarily reduced by 15% from $250,000 to $212,500. Midway through the 2009 fiscal year the Compensation Committee will determine whether the temporary reductions in executive officer and employee base salaries should be continued through the remainder of the 2009 fiscal year.

Annual Incentive Cash Compensation. In January 2008 the Compensation Committee approved the 2008 Management Incentive Plan (the “2008 MIP”), a cash bonus program for the 2008 fiscal year that was designed to advance the Company’s pay-for-performance policy by focusing the attention of the Company’s executive officers on the attainment of certain key objectives. Accordingly, the 2008 MIP provided the Company’s executive officers with the opportunity to earn a cash bonus award tied to the Company’s achievement of two pre-established operational goals for the 2008 fiscal year. The target bonus set under the 2008 MIP for each of the Company’s executive officers was as follows: ninety percent (90%) of 2008 base salary for Mr. Zafiropoulo, eighty-five percent (85%) of 2008 base salary for Mr. Wright and seventy percent (70%) of 2008 base salary for Mr. Jewler. The two selected operational goals were based on the Company’s net income (for Messrs. Zafiropoulo and Wright) or operating income (for Mr. Jeweler and the other remaining participants) and revenue levels for the 2008 fiscal year, and fifty percent (50%) of each executive officer’s target bonus was allocated to each goal. Four performance levels were established for each goal, and the actual level at which each goal was attained would determine the bonus amount payable to the executive officer with respect to that goal. The potential bonus with respect to each goal, as a multiple or fraction of the fifty percent (50%) component of the target bonus allocated to that goal, is set forth below for each specified level of goal attainment. If both performance goals were attained at the Tier III or target level, then each executive officer would be awarded his target bonus under the MIP. If the actual level of attainment for either goal were between any two designated levels up to target level, then the bonus potential for that goal would be in a dollar amount interpolated on a straight line basis between those two levels. Had the Company’s net income (or operating income) or revenue goal for the 2008 fiscal year exceeded the target Tier III level, then the bonus potential for that goal would have increased in accordance with the same slope that existed between that level and the immediately preceding Tier II level.

NET INCOME GOAL FOR CHIEF EXECUTIVE OFFICER AND CHIEF FINANCIAL OFFICER

Level of Attainment	Net Income Level (Millions)	Multiple of 50% Component of the Target Bonus
Minimum	$3.721	0.25x
Tier I	$7.442	0.50x
Tier II	$10.813	0.75x
Tier III	$14.721	1.0x

OPERATING INCOME GOAL FOR OTHER 2008 MIP PARTICIPANTS

For Mr. Jewler and the other participants in the 2008 MIP, the levels of the Operating Income Goal and applicable multiples of their target bonus were as follows:

Level of Attainment	Operating Income Level (Millions)	Multiple of 50% Component of the Target Bonus
Minimum	$1.470	0.25x
Tier I	$2.944	0.50x
Tier II	$6.465	0.75x
Tier III	$10.423	1.0x

REVENUE GOAL FOR ALL 2008 MIP PARTICIPANTS

Level of Attainment	Revenue Level (Millions)	Multiple of 50% Component of the Target Bonus
Minimum	$98	0.25x
Tier I	$123	0.50x
Tier II	$140	0.75x
Tier III	$160	1.0x

For purposes of determining whether the net income, operating income and revenue objectives were met for the 2008 fiscal year, the Compensation Committee used the numbers the Company reported for financial statement purposes in accordance with accounting principles generally accepted in the United States. Based on those reported financial results, the Compensation Committee determined in January 2009 that the Company attained the 2008 fiscal year net income goal and the operating income goal at a level between Tier II and Tier III and the revenue goal at a level between Tier I and Tier II. As a result, the actual bonus for the 2008 fiscal year for each of Messrs. Zafiropoulo and Wright was 72% of his target bonus and the actual bonus for Mr. Jewler was 78% of his target bonus. The actual bonus amounts were as follows:

Name	Bonus Tied to Net Income or Operating Income Goal ($)	Bonus Tied to Revenue Goal ($)	Total Bonus Amount ($)
A. Zafiropoulo	203,000	155,000	358,000
B. Wright	113,000	85,000	198,000
S. Jewler	83,000	53,000	136,000

The actual bonus amount for the 2008 fiscal year resulted in total cash compensation for that year for Mr. Zafiropoulo at approximately the 50th percentile of the total cash compensation of the chief executive officers at the peer group companies, for Mr. Wright between the 50th and the 75th percentile of the total cash compensation of the chief financial officers at the peer group companies, and for Mr. Jewler between the 50th and the 75th percentile of the total cash compensation for the comparable executive officer position at the peer group companies.

Half of the actual bonus amount was paid to each executive officer following the close of the 2008 fiscal year. The other half has been deferred and is subject to an annual installment vesting schedule tied to the executive officer’s continued service with the Company over an additional three-year period. The deferred portion will be paid as it vests and will earn interest at a designated rate until paid. The deferred portions will immediately vest and become payable in the event the executive officer’s employment terminates under certain defined circumstances during the deferral period. Accelerated payouts will also occur in the event of certain changes in control or ownership of the Company.

In March 2008, the Compensation Committee awarded Mr. Jewler a special relocation bonus in the amount of $450,000 to assist him in his relocation from Singapore to the Company’s headquarters. In addition, in April 2008, the Compensation Committee approved a special bonus to Mr. Jewler in the amount of $105,500 in connection with increased marketing responsibilities he assumed at that time. Both the relocation bonus and the special bonus vest in equal installments over a four year period measured from the date the bonus was awarded. In the event Mr. Jewler terminates his employment with the Company prior to the expiration of the four-year period, he will be required to repay the Company any unvested portion of each bonus.

In January 2009, the Compensation Committee established the Management Incentive Program for the 2009 fiscal year for the executive officers. As was the case for the 2008 MIP, the cash bonus opportunity under the 2009 MIP is provided under the Company’s Long-Term Incentive Plan and will be based on the Company’s operating income and revenue levels for the 2009 fiscal year. The target bonuses set under the 2009 MIP for the Company’s executive officers are as follows: ninety percent (90%) of 2009 base salary for Mr. Zafiropoulo, eighty-five percent (85%) of 2009 base salary for Mr. Wright and eighty percent (80%) of 2009 base salary for Mr. Jewler. Four performance levels have been established for each goal, and the actual level at which each goal is attained will determine the bonus amount payable to the executive officer with respect to that goal. The potential bonus with respect to each goal, as a multiple or fraction of the fifty percent (50%) component of the target bonus allocated to that goal, is set forth below for each specified level of goal attainment. If both performance goals are attained at the Tier III or target level, then each executive officer will be awarded his target bonus under the MIP. If the actual level of attainment for either goal is between any two designated levels up to target level, then the bonus potential for that goal will be in a dollar amount interpolated on a straight line basis between those two levels. If the Company’s operating income or revenue goal for the 2009 fiscal year exceeds the target Tier III level, then the bonus potential for that goal would increase in accordance with the same slope that exists between the Tier II and Tier III levels.

OPERATING INCOME GOAL

Level of Attainment	Net Income Level (Millions)	Multiple of 50% Component of the Target Bonus
Minimum	$5.19	0.25x
Tier I	$7.42	0.50x
Tier II	$8.71	0.75x
Tier III	$10.45	1.0x

REVENUE GOAL

Level of Attainment	Revenue Level (Millions)	Multiple of 50% Component of the Target Bonus
Minimum	$80	0.25x
Tier I	$115	0.50x
Tier II	$132	0.75x
Tier III	$150	1.0x

One third of the bonus amount (if any) earned by the executive officer for the 2009 fiscal year will be paid following the close of the 2009 fiscal year. The remainder will be deferred and subject to an annual installment vesting schedule tied to the executive officer’s continued service with the Company over an additional two-year period. The deferred portion will be paid as it vests and will earn interest at a designated rate until paid. The deferred portions will immediately vest and become payable in the event the executive officer’s employment terminates under certain defined circumstances during the deferral period. Accelerated payouts will also occur in the event of certain changes in control or ownership of the Company. The 2009 MIP also provides for pro-ration of the non-deferred portion of the bonus in the event the executive officer should terminate employment under certain defined circumstances during the 2009 fiscal-year performance period.

The Company does not believe that the performance-based nature of the annual incentive cash compensation program encourages excessive risk-taking by the executive officers that would threaten the economic viability of the Company. Although substantial uncertainty exists as to the attainment of each performance level that the Compensation Committee establishes for a particular goal, the Company’s performance is not expected to exceed the Tier III level. For goal attainment at the Tier III level or below, the bonus payable to an executive officer would be limited to a dollar amount that would not exceed the percentage of his base salary that serves as his target bonus. For the last three fiscal years, the bonuses earned as a multiple of target bonus have been as follows: for the 2006 and 2007 fiscal years, no bonuses were earned; and for the 2008 fiscal year, the actual bonus for each of Messrs. Zafiropoulo and Wright was 72% of his target bonus and the actual bonus for Mr. Jewler was 78% of his target bonus.

Long-Term Equity Incentives. The Company has structured its long-term incentive program for executive officers in the form of equity awards under its 1993 Stock Option/Stock Issuance Plan (the “1993 Plan”). For many years stock option grants were the Company’s sole form of equity award. However, in January 2006, the Compensation Committee began to award restricted stock units (“RSUs”) as part of the Company’s long-term incentive program. The Company believes that RSUs are a valuable addition to its long-term incentive program for several reasons, including ongoing concerns over the dilutive effect of option grants on the Company’s outstanding shares, the Company’s desire to have a more direct correlation between the compensation expense it must take for financial accounting purposes in accordance with Statement of Financial Accounting Standards No. 123 (revised 2004) (“SFAS 123(R)”) and the actual value delivered to executive officers and other employees, and the fact that the incentive effects of RSUs are less subject to market volatility than stock options. As a result, the Company has used a combination of stock option grants and RSUs under the 1993 Plan to provide long-term incentives to its executive officers.

Each equity award is designed to align the interests of the executive officer with those of the stockholders and to provide each individual with a significant incentive to manage the company from the perspective of an owner with an equity stake in the business. Each option grant allows the officer to acquire shares of the Company’s Common Stock at a fixed price per share (the closing selling price on the grant date) over a specified period, usually ten years. Options granted in past years generally vest and become exercisable in a series of installments over a fifty month service period, contingent upon the officer’s continued employment with the Company. Accordingly, each option will provide a return to the executive officer only to the extent he remains employed with the Company during the vesting period, and then only if the fair market value of the underlying shares appreciates over the period between grant and exercise of the option.

Each awarded RSU will entitle the recipient to one share of the Company’s Common Stock at a designated issuance date following the vesting of that unit, without the payment of an exercise price or other cash consideration for the issued share. The units are typically structured to vest in a series of three successive equal annual installments over the executive officer’s period of continued employment with the Company, subject to accelerated vesting in the event the officer’s employment terminates under certain circumstances or should certain changes in control or ownership of the Company occur. The shares underlying the vested units will be issued following the completion of that three-year vesting period (or, if earlier, upon the occurrence of any of the accelerated vesting events), subject to the Company’s collection of the applicable withholding taxes.

As part of the 2008 MIP, the Compensation Committee awarded stock options and RSUs to Mr. Zafiropoulo and Mr. Wright. The awards were made under the 1993 Plan effective on February 4, 2008 for the number of shares of the Company’s Common Stock indicated:

2008 FISCAL YEAR AWARDS

Name	Number of Option Shares (#)	Number of Shares Subject to Restricted Stock Units (#)
A. Zafiropoulo	75,000	75,000
B. Wright	20,000	5,000

In determining the total number of shares to award each executive officer in the combined form of stock options and RSUs, the Compensation Committee’s objective was to bring the total direct compensation (salary, bonus and equity) of Mr. Wright to a point between the 55th and the 65th percentile of the peer group, and to bring the total direct compensation of Mr. Zafiropoulo to a point between the 75th and the 90th percentile of the peer group, in each instance based on 2007 calendar year market data. For such purpose, the value of the RSUs was calculated on the basis of the estimated closing selling price of the underlying shares of Common Stock on the effective date of the grant, and the option awards were valued on the basis of their estimated fair value on the effective date of their grant. The resulting equity grants made by the Compensation Committee were then compared to the annualized value of long-term incentives granted by the peer group companies, calculated based on a variant of the Black-Scholes option pricing model.

Mr. Jewler did not receive any equity awards under the 2008 MIP, because he received a substantial equity award in December 2007 in connection with his commencement of employment with the Company. At that time, he received stock options to purchase 75,000 shares of the Company’s Common Stock and a RSU award covering an additional 10,000 shares. The options and the RSUs vest in accordance with the standard vesting schedule described above for each of those awards. The awards were set a level that the Compensation Committee believed was necessary to assure the successful recruitment of Mr. Jewler and consistent with competitive market practices for a senior executive with Mr. Jewler’s experience and expertise.

As part of the 2009 MIP, the Compensation Committee authorized RSU awards for Messrs. Zafiropoulo, Wright and Jewler covering the number of shares of the Company’s Common Stock indicated below. Each RSU award will vest in a series of three successive equal annual installments over the executive officer’s period of continued employment with the Company, subject to accelerated vesting in the event the officer’s employment terminates under certain circumstances or upon certain changes in control or ownership of the Company. The shares underlying the vested units will be issued following the completion of that three-year vesting period or (if earlier) upon the occurrence of any of the accelerated vesting events. However, unlike prior year RSU awards, the 2009 fiscal year RSUs will be awarded in four equal quarterly installments during the year on designated dates pre-established by the Compensation Committee. Accordingly, one-fourth of the total RSU award indicated below for each executive officer was made on February 2, 2009. The three remaining installments will be made on the following dates: April 20, 2009, July 27, 2009 and October 19, 2009.

2009 FISCAL YEAR AWARDS

Name	Number of Option Shares (#)	Total Number of Shares Subject to Restricted Stock Units (#)
A. Zafiropoulo	—	100,000
B. Wright	—	40,000
S. Jewler	—	24,000

For the 2009 MIP, the Compensation Committee diverged from its traditional practice of granting a combination of stock option and RSU awards, and granted only RSU awards. This decision was made in light of the ongoing financial crisis and the weakening global economy which has resulted in significant volatility in the stock market. In light of that volatility, the Compensation Committee determined that RSU awards would provide a more meaningful incentive for the 2009 year than stock options. The Compensation Committee believes that the equity awards granted in the 2009 year and in prior years under its long-term incentive program will provide the Company’s executive officers and other employees with a competitive equity compensation package. This is particularly important for the Company, since the total direct compensation of its executive officers is weighted to the equity award component.

Market Timing of Equity Awards. The Compensation Committee does not engage in any market timing of the equity awards made to the executive officers or other award recipients. Historically, the awards for existing executive officers and employees were generally made in connection with the annual performance review process which generally occurs in the first quarter of the succeeding fiscal year. In addition, in January 2007, the Compensation Committee approved a general policy to authorize equity awards only at regularly scheduled quarterly meetings of the Compensation Committee, with such awards to be effective at the close of the second full trading day following the release of the Company’s earnings for the previous quarter and with an exercise price per share equal to the closing price per share on the effective date of the grant. Equity awards for new hires are typically made at the next scheduled Compensation Committee meeting following the employee’s hire date. It is the Company’s intent that all stock option grants have an exercise price per share equal to the fair market value per share on the effective date of the grant.

As indicated above, the RSU awards authorized under the 2009 MIP for the executive officers and other program participants will be made in four equal quarterly installments on the designated dates established for those awards in accordance with the January 2007 policy of tying the award dates to the second full trading date following the earnings release for the prior quarter.

Officer Employment Agreements. The Company has entered into employment agreements with Mr. Zafiropoulo and Mr. Wright. A summary of the material terms of those employment agreements, together with a quantification of the severance benefits available under those agreements, may be found in the section of this Annual Report on Form 10-K entitled “Employment Contracts, Termination of Employment and Change in Control Arrangements.”

The severance benefits payable under each employment agreement are primarily in the form of salary continuation payments, the accelerated vesting and payment of the deferred portion of any outstanding bonus awards, any pro-rata bonus to which such individual may become entitled under the Management Incentive Plan in effect for the year of termination, the vesting of certain outstanding equity awards, the reimbursement of post-employment health care coverage costs and (for Mr. Zafiropoulo) the continued use of a Company-provided automobile. The severance benefits will be provided under two basic scenarios: (i) an involuntary termination or resignation for good reason in the absence of a change in control and (ii) a termination for any reason following a change in control of the Company. In the change in control scenario, the level of severance benefits is higher in that:

(a)	Both Mr. Zafiropoulo and Mr. Wright will be entitled to reimbursement of the costs they incur to provide lifetime retiree health care coverage for themselves and their spouses, whereas in a non-change-in-control termination, until Mr. Wright attains age 62 and has completed 10 years of service to the Company, only Mr. Zafiropoulo will be entitled to such reimbursement. Mr. Zafiropoulo will also be entitled to reimbursement of such lifetime retiree health coverage upon the termination of his employment with the Company for any reason.

(b)	All outstanding equity awards made to Mr. Zafiropoulo and Mr. Wright after July 20, 2003 will immediately vest upon a change in control (whether or not their employment terminates), whereas in a non-change-in-control termination, only a portion of each such award would vest on an accelerated basis.

(c)	The salary continuation period would be twice as long in a change in control termination.

(d)	Mr. Zafiropoulo will be entitled to a full tax gross-up with respect to any excise tax he may incur under Section 4999 of the Internal Revenue Code should any of the severance benefits he receives in a change in control situation be deemed to be a parachute payment under Section 280G of the Internal Revenue Code.

The Company believes the severance benefits payable under the employment agreement are fair and reasonable in light of the years of service Mr. Zafiropoulo and Mr. Wright have rendered the Company and the level of dedication and commitment they have shown over those years. The Company also believes that the higher level of severance benefits payable in a change in control situation is warranted. The severance benefits payable in connection with a change in control provide financial protection against any potential loss of employment that might otherwise occur as a result of an acquisition of the Company and will allow Mr. Zafiropoulo and Mr. Wright to focus their attention on acquisition proposals that are in the best interests of the stockholders, without undue concern as to their own financial situation. The Company also believes the single trigger vesting acceleration of their equity awards upon a change in control is justified because those awards are designed to serve as the primary vehicle for the executive officers to accumulate financial resources for retirement, and a change in control event is an appropriate liquidation point for awards intended for such purpose. The Company does not provide the executive officers with any defined benefit pension plan or supplemental executive retirement plan, and the only other opportunities for the accumulation of retirement funds is through the limited deferral opportunities provided under the Company’s 401(k) savings plan and the non-qualified deferred compensation plan. Mr. Zafiropoulo has not to date participated in the non-qualified deferred compensation plan, and Mr. Wright has participated only to a modest extent.

As part of his compensation package negotiated at the time he was hired, the Compensation Committee determined that it was appropriate to loan Mr. Jewler $300,000 in connection with his relocation from Singapore to the Company’s headquarters due to the high cost of living in the San Francisco Bay Area. In March 2008 the Company loaned Mr. Jewler an aggregate principal amount of $300,000 for this purpose with a five-year term and an interest rate of 5.25% per annum. Mr. Jewler repaid the loan in its entirety in connection with becoming an executive officer of the Company in May 2008.

Executive Officer Perquisites. It is not the Company’s practice to provide its executive officers with any meaningful perquisites. The Company does, however, provide Mr. Zafiropoulo with a company automobile for which the Company pays all expenses (including, without limitation, all lease payments or the full purchase price of the vehicle) and which he uses from time to time for personal matters. The dollar value of the perquisite attributable to such personal use for the 2008 fiscal year was determined by a straight pro-ration of total Company costs between business miles and personal miles.

Other Programs. The Company’s executive officers are eligible to participate in the Company’s 401(k) plan on the same basis as all other regular U.S. employees.

Deferred Compensation Programs. In addition to the bonus component subject to mandatory deferral under the Company’s Long-Term Incentive Compensation Plan described under “Incentive Compensation” above, the Company maintains a non-qualified deferred compensation program for its executive officers. Such program is described under the heading “Nonqualified Deferred Compensation.” However, as indicated above, the Company believes that the equity award component of each executive officer’s total direct compensation package should serve as his major source of wealth creation, including the accumulation of substantial resources to fund the executive officer’s retirement years.

Compliance with Internal Revenue Code Section 162(m). Section 162(m) of the Internal Revenue Code disallows a tax deduction to publicly held companies for compensation paid to certain of their executive officers to the extent such compensation exceeds $1.0 million per covered officer in any year. The limitation applies only to compensation that is not considered to be performance-based under the terms of Section 162(m). The stock options granted to the Company’s executives have been structured with the objective of qualifying those awards as performance-based compensation. Non-performance-based compensation paid to the Company’s executive officers for the 2008 fiscal year, including cash bonuses, did not exceed the $1.0 million limit per officer. However, because the Company has begun to include service-vesting RSUs as a component of equity compensation, it is likely that the non-performance-based compensation payable to the Company’s executive officers will exceed the $1.0 million limit in one or more future years. The Company believes that in establishing the cash and equity incentive compensation programs for its executive officers, the potential deductibility of the compensation payable under those programs should be only one of a number of relevant factors taken into consideration, and not the sole governing factor. For that reason, the Company may deem it appropriate to provide one or more executive officers with the opportunity to earn incentive compensation, whether through cash bonus programs tied to its financial performance or through RSUs tied to the executive officer’s continued service, which may, together with base salary, exceed in the aggregate the amount deductible by reason of Section 162(m) or other provisions of the Internal Revenue Code. The Company believes it is important to maintain cash and equity incentive compensation at the levels needed to attract and retain the executive officers essential to its success, even if all or part of that compensation may not be deductible by reason of the Section 162(m) limitation.

Summary Compensation Information

The following table provides certain summary information concerning the compensation earned for services rendered in all capacities to the Company and its subsidiaries for the years ended December 31, 2008, 2007 and 2006, respectively, by the Company’s Chief Executive Officer, Chief Financial Officer and Senior Vice President, Sales and Marketing. Each of the listed individuals shall be hereinafter referred to as a “named executive officer.” There were no other executive officers of the Company during the 2008 fiscal year.

Name and Principal Position (a)	Year (b)	Salary ($)(1) (c)	Bonus ($) (d)		Stock Awards ($)(3) (e)	Option Awards ($)(4) (f)	Non-Equity Incentive Plan Compensation ($)(5) (g)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($) (h)	All Other Compensation ($) (i)		Total ($) (j)
Arthur W. Zafiropoulo, Chairman of the Board, Chief Executive Officer and President	2008	555,000	—		657,526	68,794	358,000	—	35,268	(6)	1,674,588
	2007	555,000	—		415,987	—	—	—	12,732		983,719
	2006	555,000	—		415,987	—	—	—	16,978		987,965

Bruce R. Wright, Senior Vice President, Finance, Chief Financial Officer and Secretary	2008	320,385	—		64,094	18,345	198,000	— (9)	56,257	(7)	657,081
	2007	294,617	—		48,000	1,153	—	8	55,310	(5)	399,088
	2006	273,837	—		48,000	24,836	—	—	45,422		392,095

Scott Jewler, Senior Vice President, Sales and Marketing	2008	250,000	555,500	(2)	39,209	93,166	136,000	—	2,000	(8)	1,075,875

(1)	Includes amounts deferred under the Company’s 401(k) Plan, a qualified deferred compensation plan under section 401(k) of the Internal Revenue Code.

(2)	Represents a relocation bonus in the amount of $450,000 and a special bonus in the amount of $105,500 in connection with increased marketing responsibilities Mr. Jewler assumed at the Company. Both bonuses vest in equal installments over a four year period measured from the date the bonus was awarded. In the event Mr. Jewler terminates his employment with the Company prior to the expiration of the four-year period, he will be required to repay the Company any unvested portion of each bonus.

(3)	The amount indicated in column (e) for each fiscal year reflects the dollar amount recognized for that fiscal year for financial statement reporting purposes, in accordance with Statement of Financial Accounting Standards No. 123, as revised (“SFAS 123(R)”), with respect to RSU awards made to the named executive officers, whether made in that year or earlier fiscal years. The reported dollar amount is based on the grant-date fair value of each such stock award, measured in terms of the closing price of the underlying shares of the Company’s Common Stock on the effective grant date, and does not take into account any estimated forfeitures related to vesting conditions. For further information concerning such grant-date fair value, please see footnote 5 to the Company’s audited financial statements for the fiscal year ended December 31, 2008 included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 27, 2009. No named executive officer forfeited any stock awards in the 2008 fiscal year.

(4)	The amount indicated in column (f) for each fiscal year reflects the dollar amount recognized for that fiscal year for financial statement reporting purposes, in accordance with SFAS 123(R), with respect to stock options granted to the named executive officers, whether in that year or any earlier fiscal year. The reported dollar amount is based on the grant-date fair value of each such option award, as determined pursuant to SFAS 123(R), and does not take into account any estimated forfeitures related to vesting conditions. Assumptions used in the calculation of such grant-date fair value are included in footnote 5 to the Company’s audited financial statements for the fiscal year ended December 31, 2008 included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 27, 2009. No named executive officer forfeited any stock options during the 2008 fiscal year.

(5)	The amounts shown reflect the actual bonuses earned under the 2008 Management Incentive Plan. Half of the reported bonus amount for each named executive officer was paid to him following the close of the 2008 fiscal year. The other half has been deferred and is subject to an annual installment vesting schedule tied to the named executive officer’s continued service with the Company over an additional three-year period. The deferred portion will be paid as it vests and will earn interest at a designated rate until paid. The deferred portions will immediately vest and become payable in the event the named executive officer’s employment terminates under certain defined circumstances during the deferral period. Accelerated payouts will also occur in the event of certain changes in control or ownership of the Company.

(6)	Represents (i) a matching contribution made by the Company to the named executive officer’s account under the 401(k) Plan in the amount of $2,000, (ii) $5,163 attributable to the non-business use of a Company car provided to Mr. Zafiropoulo and (iii) $28,105 attributable to the amount accrued by the Company for the 2008 fiscal year with respect to the lifetime retiree health care coverage to which Mr. Zafiropoulo is entitled following his termination of employment. For further information regarding such benefit, please see the section entitled “Employment Contracts, Termination of Employment Agreements and Change in Control” below.

(7)	Represents (i) a matching contribution made by the Company to the named executive officer’s account under the 401(k) Plan in the amount of $2,000 and (ii) $54,257 attributable to the amount accrued by the Company for the 2008 fiscal year with respect to the lifetime retiree health care coverage to which Mr. Wright may become entitled following his termination of employment. For further information regarding such benefit, please see the section entitled “Employment Contracts, Termination of Employment Agreements and Change in Control” below.

(8)	Represents a matching contribution made by the Company to the named executive officer’s account under the 401(k) Plan in the amount of $2,000.

(9)	Mr. Wright incurred a loss of $1,763 in the 2008 year on the compensation he deferred under the Executive Deferred Compensation Plan. For further information regarding the Executive Deferred Compensation Plan and Mr. Wright’s contributions, please see the section entitled “Nonqualified Deferred Compensation” below.

Grants of Plan-Based Awards

The following table provides certain summary information concerning each grant of an award made to a named executive officer in the 2008 fiscal year under a compensation plan.

Name (a)	Grant Date (b)	Estimated Potential Payouts Under Non-Equity Incentive Plan Awards (1)			All Other Stock Awards: Number of Shares of Stock or Units (#)(2) (f)	All Other Option Awards: Number of Securities Under-lying Options (#)(3) (g)	Exercise or Base Price of Option Awards ($/Share) (h)	Grant Date Fair Value of Equity Awards ($) (i)
		Threshold ($)(c)	Target ($)(d)	Maximum ($)(e)
Arthur W. Zafiropoulo	1/28/2008	124,875	499,500	(1)
	2/4/2008					75,000	9.96	361.350
	2/4/2008				75,000			724,500
Bruce R. Wright	1/28/2008	69,063	276,250	(1)
	2/4/2008					20,000	9.96	96,360
	2/4/2008				5,000			48,300
Scott Jewler	1/28/2008	43,750	175,000	(1)

(1)

Reflects the potential amounts payable under the Company’s 2008 Management Incentive Plan based on the Company’s attainment of certain revenue and net or operating income goals set at various levels for that year, namely, Minimum (threshold), Tier I , Tier II and Tier III (target) levels. Fifty percent (50%) of the target bonus amount for each named executive officer was allocated to each of the two applicable performance goals, and the actual bonus payable with respect to each goal was accordingly tied to the level at which that goal was attained. For purposes of the table, the potential bonus indicated for each level assumes that both performance goals were attained at the same level. If the level of attainment for a performance goal were below the Minimum Level, then no bonus amount would be payable with respect to that goal. If the actual level of goal attainment were between any two designated levels up to the Tier III (target) level, the potential bonus with respect to that goal would be interpolated on a straight line basis between two those levels. If the level of goal attainment were above the Tier III (target) level, then the bonus potential with respect to that goal would increase based on the same slope that existed between that level and the immediately preceding level. The Company’s actual financial performance for the fiscal year for the net income goal and the operating income goal was at a level between Tier II and Tier III and the revenue goal was at a level between Tier I and Tier II, and the actual bonus paid to each named executive officer based on such performance is reported in Non-Equity Incentive Plan Compensation column of the Summary Compensation Table. For more information regarding the 2008 Management Incentive Plan, please see the section entitled “Incentive Compensation” in the Company’s Compensation Discussion and Analysis.

(2)	Each awarded RSU will entitle the named executive officer to one share of the Company’s Common Stock at a designated date following the vesting of that unit. The units will vest in a series of three successive equal annual installments over the named executive officer’s period of continued employment measured from January 1, 2008, subject to full or partial vesting acceleration in the event his employment terminates under certain circumstances or upon certain changes in control or ownership of the Company. The shares underlying the vested units will be issued following the completion of that three-year vesting period or (if earlier) upon the occurrence of any of the vesting acceleration events.

(3)	Each option will vest and become exercisable for (i) twenty-four percent (24%) of the option shares upon the named executive officer’s completion of one (1) year of service measured from the February 4, 2008 grant date and (ii) the balance of the option shares in successive equal monthly installments upon his completion of each of the next thirty-eight (38) months of service thereafter. However, each option will vest in full and become exercisable for all the option shares on an accelerated basis upon certain changes in control of the Company.

2008 Management Incentive Plan. The performance objectives established under the 2008 Management Incentive Plan for the 2008 fiscal year were tied to separate revenue and net or operating income goals set at four specified levels. Fifty percent (50%) of the target bonus for each named executive officer was allocated to each of the two performance goals, and the potential bonus payable with respect to each goal was to be determined on the basis of the designated dollar amount for each specified level of goal attainment. If the level of attainment for a particular performance goal were below the threshold level, then no bonus amount would have been payable with respect to that goal. If the actual level of goal attainment were between any two designated levels up to the target level, the potential bonus with respect to that goal would be interpolated on a straight line basis between those two levels. If the level of goal attainment were above the target level, then the bonus potential with respect to that goal would increase based on the same slope that existed between that level and the immediately preceding level. Following the close of the 2008 fiscal year, the Compensation Committee reviewed the Company’s financial results for such year and determined that the Company’s actual financial performance for the fiscal year for the net income goal and the operating income goal was at a level between Tier II and Tier III (target level) and the revenue goal was at a level between Tier I and Tier II. Half of the bonus amount for each named executive officer was paid to him following the close of the 2008 fiscal year. The other half has been deferred and is subject to an annual installment vesting schedule tied to the named executive officer’s continued service with the Company over an additional three-year period. The deferred portion will be paid as it vests and will earn interest at a designated rate until paid. The deferred portions will immediately vest and become payable in the event the named executive officer’s employment terminates under certain defined circumstances during the deferral period. Accelerated payouts will also occur in the event of certain changes in control or ownership of the Company. For more information regarding the 2008 Management Incentive Plan, please see the section entitled “Incentive Compensation” in the Company’s Compensation Discussion and Analysis.

Outstanding Equity Awards at Fiscal Year-End

The following table provides certain summary information concerning outstanding equity awards held by the named executive officers as of December 31, 2008.

Name (a)	Number of Securities Underlying Unexercised Options (#) Exercisable (b)	Number of Securities Underlying Unexercised Options (#) Unexercisable (c)		Option Exercise Price($) (d)	Option Expiration Date (e)	Number of Shares or Unit of Stock That Have Not Vested(#) (f)		Market Value of Shares or Units of Stock That Have Not Vested ($)(2) (g)
Arthur W. Zafiropoulo						50,000	(3)	598,000
		75,000	(1)	9.96	2/03/2018
	65,000			16.16	12/16/2015
	80,000			14.12	1/22/2015
	80,000			16.01	10/19/2014
	200,000			21.83	7/20/2013
	125,000			11.36	1/27/2013
	100,000			13.67	7/15/2012
	80,000			13.96	1/29/2012
	100,000			23.82	7/24/2011
	38,308			27.82	4/17/2011
	22,000			13.375	4/19/2009
Bruce R. Wright						3,334	(3)	39,875
		20,000	(1)	9.96	2/03/2018
	30,000			16.16	12/16/2015
	40,000			14.12	1/22/2015
	40,000			16.01	10/19/2014
	160,000			21.83	7/20/2013
	75,000			11.36	1/27/2013
	60,000			13.67	7/15/2012
	20,000			13.96	1/29/2012
	30,000			23.82	7/24/2011
	24,500			27.82	4/17/2011
	76,000			11.875	4/18/2010
	56,000			13.125	5/31/2009
Scott Jewler						6,667	(4)	79,737
		75,000	(5)	11.79	12/12/2017

(1)	Each option will vest and become exercisable for (i) twenty-four percent (24%) of the option shares upon the named executive officer’s completion of one (1) year of service measured from the February 4, 2008 grant date and (ii) the balance of the option shares in successive equal monthly installments upon his completion of each of the next thirty-eight (38) months of service thereafter. However, each option will vest in full and become exercisable for all the option shares on an accelerated basis upon certain changes in control of the Company.

(2)	Based on the $11.96 closing price per share of the Company’s Common Stock on December 31, 2008.

(3)	Reflects the unvested portion of an award of 75,000 and 5,000 RSUs granted under the 1993 Plan to Mr. Zafiropoulo and Mr. Wright, respectively, on February 4, 2008. Each RSU entitles the recipient to one share of the Company’s Common Stock at a designated date following the vesting of that unit. The units will vest in a series of three successive equal annual installments over the named executive officer’s period of continued employment measured from January 1, 2008, subject to accelerated vesting in the event his employment terminates under certain circumstances or upon certain changes in control or ownership of the Company. The shares underlying the vested units will be issued following the completion of that three-year vesting period or (if earlier) upon the occurrence of any of the accelerated vesting events.

(4)	Reflects the unvested portion of an award of 10,000 RSUs granted under the 1993 Plan to Mr. Jewler on December 13, 2007. Each RSU will entitle him to one share of the Company’s Common Stock at a designated date following the vesting of that unit. The units will vest in a series of three successive equal annual installments over Mr. Jewler’s ‘s period of continued employment over the three-year period measured from the grant date, subject to accelerated vesting in the event his employment terminates under certain circumstances or upon certain changes in control or ownership of the Company. The shares underlying the vested units will be issued following the completion of that three-year vesting period or (if earlier) upon the occurrence of any of the accelerated vesting events.

(5)	The reported option will vest and become exercisable for (i) twenty-four percent (24%) of the option shares upon the named executive officer’s completion of one (1) year of service measured from the February 4, 2008 grant date and (ii) the balance of the option shares in successive equal monthly installments upon his completion of each of the next thirty-eight (38) months of service thereafter.

Option Exercises and Stock Vested

The following table sets forth for each of the named executive officers, the number and value of shares of the Company’s Common Stock subject to each restricted stock or RSU award that vested during the year ended December 31, 2008. No stock options or stock appreciation rights were exercised by the named executive officers during the 2008 fiscal year, and none of those officers held any stock appreciation rights as of December 31, 2008.

	Stock Awards
Name (a)	Number of Shares Acquired on Vesting (#) (b)	Value Realized on Vesting ($)(1) (c)
Arthur W. Zafiropoulo	46,668	558,149
Bruce R. Wright	4,166	49,825
Scott Jewler	3,333	39,063

(1)	Value realized is determined by multiplying (i) the market price of the Common Stock on the applicable vesting date by (ii) the number of shares as to which each award vested on such date.

Nonqualified Deferred Compensation

Deferred Cash Compensation

The following table shows the deferred compensation activity for each named executive officer during the 2008 fiscal year. The column labeled “Executive Contributions in Last FY” indicates the amount of compensation voluntarily deferred by the named executive officer under the Company’s Executive Deferred Compensation Plan. The column entitled “Registrant Contributions in Last FY” reflects the portion of the bonus earned by each named executive officer under the 2008 MIP that was deferred pursuant to the terms of that plan.

Name (a)	Executive Contributions in Last FY ($) (b)	Registrant Contributions in Last FY ($) (c)	Aggregate Earnings in Last FY ($) (d)		Aggregate Withdrawals/ Distributions ($) (e)	Aggregate Balance at Last FYE ($) (f)
Arthur W. Zafiropoulo	—	—	—		—	—
Bruce R. Wright	3,181	—	(1,763	)(1)(2)	—	3,918	(3)
Scott Jewler	—	—	—		—	—

(1)	Represents a loss in the amount of $1,763 on the compensation deferred by the named executive officer under the Executive Deferred Compensation Plan. The amount represents a rate of return for the 2008 fiscal year of approximately (45%) and corresponds to a composite of the actual market earnings or losses realized by a select group of investment funds utilized to track the notional investment return for the 2008 fiscal year on the account balance maintained on the named executive officer’s behalf under the Executive Deferred Compensation Plan. The investment funds so utilized for the 2008 fiscal year and the rate of return for each such fund for such year were as follows: the SLD ING Stock Index (-45% rate of return).

(2)	The reported amount is also included in a footnote to the “Change in Pension Value and Nonqualified Deferred Compensation Earnings” column of the Summary Compensation Table and is also included in column (f) of this table.

(3)	Includes the following amounts reported for the named executive officer in the Summary Compensation Tables for the 2008 fiscal year and the two prior fiscal years: (i) $3,181 of deferred salary for the 2008 fiscal year, and (ii) $2,492 of deferred salary and $8 of deferred compensation earnings reported for the 2007 fiscal year.

Executive Deferred Compensation Plan. The Company has established the Executive Deferred Compensation Plan in order to provide its executive officers and other key employees with the opportunity to defer all or portion of their cash compensation each year. Pursuant to the plan, each participant can elect do defer between one percent (1%) and one hundred percent (100%) of his or her salary, commissions, bonuses and other awards. Each participant’s contributions to the plan are credited to an account maintained in his or her name on the Company’s books, in which the participant is fully vested at all times. The account is credited with notional earnings (or losses) based on the participant’s investment elections among a select group of investment funds utilized to track the notional investment return on the account balance. There are a total of 28 investment funds available for election, and the participant may change his or her investment choices daily. Upon the participant’s termination of employment for reasons other than retirement or disability, he or she will receive a lump sum distribution of his or her account balance within 60 days following the termination date, subject to any deferral under applicable tax laws. Upon the participant’s disability or retirement, his or her account balance will be distributed in a lump sum, or in 12 or more monthly installments (but not more than 180), pursuant to the participant’s prior election. In the event a participant dies prior to receiving his or her entire account balance under the plan, his or her beneficiary will receive a lump-sum distribution of the remaining balance.

Deferred Portion of the 2008 MIP Bonus. Half of the bonus amount awarded under the 2008 MIP to each named executive officer was paid to him following the close of the 2008 fiscal year. The other half has been deferred and is subject to an annual installment vesting schedule tied to the named executive officer’s continued service with the Company over an additional three-year period. The deferred portion will be paid as it vests and will earn interest at a designated rate until paid. The deferred portions will immediately vest and become payable in the event the named executive officer’s employment terminates under certain defined circumstances during the deferral period. Accelerated payouts will also occur in the event of certain changes in control or ownership of the Company.

Deferred Equity Compensation

The following table shows the deferred compensation activity for each named executive officer for the 2008 fiscal year attributable to the shares of the Company’s Common Stock that were vested as of December 31, 2008 under his outstanding RSU awards but that are subject to a deferred issuance date:

Name (a)	Executive Contributions in Last FY ($) (b)	Registrant Contributions in Last FY ($) (c)	Aggregate Earnings in Last FY ($)(1) (d)	Aggregate Withdrawals/ Distributions ($) (e)	Aggregate Balance at Last FYE ($) (f)
Arthur W. Zafiropoulo	—	—	26,866	—	1,076,400	(2)
Bruce R. Wright	—	—	3,100	—	109,625	(3)
Scott Jewler	—	—	—	—	39,863	(4)

(1)	Represents the difference between the fair market value of Mr. Zafiropoulo’s and Mr. Wright’s 43,332 and 5,000 deferred shares outstanding at the start of the 2008 fiscal year, respectively, and the fair market value of those shares at the end of such fiscal year. Since no dividends were paid on the Company’s outstanding Common Stock during the 2008 fiscal year, no amounts were credited to the named executive officer’s deferred share account pursuant to the dividend equivalent rights provided under his outstanding RSUs.

(2)	Represents the fair market value of the deferred shares of the Company’s Common Stock subject to outstanding RSUs that had vested as of December 31, 2008. The amount reported was calculated by multiplying those vested deferred shares by the $11.96 per share closing price of the Common Stock on December 31, 2008. Mr. Zafiropoulo was credited with 90,000 vested deferred shares as of December 31, 2008. $1,273,010 of compensation cost under SFAS 123(R) has previously been reported with respect to those deferred shares in the Stock Award column of the Summary Compensation Tables for the 2006, 2007 and 2008 fiscal years. The deferred shares had an aggregate grant date fair value of $1,972,500.

(3)	Represents the fair market value of the deferred shares of the Company’s Common Stock subject to outstanding RSUs that had vested as of December 31, 2008. The amount reported was calculated by multiplying those vested deferred shares by the $11.96 per share closing price of the Common Stock on December 31, 2008. Mr. Wright was credited with 9,166 vested deferred shares as of December 31, 2008. $160,094 of compensation cost under SFAS 123(R) has previously been reported with respect to those deferred shares in the Stock Award column of the Summary Compensation Tables for the 2006, 2007 and 2008 fiscal years. The deferred shares had an aggregate grant date fair value of $192,300.

(4)	Represents the fair market value of the deferred shares of the Company’s Common Stock subject to outstanding RSUs that had vested as of December 31, 2008. The amount reported was calculated by multiplying those vested deferred shares by the $11.96 per share closing price of the Common Stock on December 31, 2008. Mr. Jewler was credited with 3,333 vested deferred shares as of December 31, 2008. $39,296 of compensation cost under SFAS 123(R) has previously been reported with respect to those deferred shares in the Stock Award column of the Summary Compensation Tables for the 2007 and 2008 fiscal years. The deferred shares had an aggregate grant date fair value of $117,900.

Compensation of Directors

The following table sets forth certain information regarding the compensation of each non-employee director for service on the Board of Directors during the 2008 fiscal year.

Name (a)	Fees Earned or Paid in Cash ($)(1) (b)	Option Awards ($)(2) (c)	Stock Awards ($)(3) (d)	Total ($) (e)
Joel F. Gemunder	44,000	—	69,854	113,854
Nicholas Konidaris	50,000	—	69,854	119,854
Rick Timmins	58,000	—	69,854	127,854
Dennis R Raney	55,500	—	69,854	125,354
Henri Richard	50,000	20,953	69,854	140,807
Vincent F. Sollitto	57,500	—	69,854	127,354

(1)	Represents cash retainer fees for serving on our Board of Directors and committees of the Board of Directors and fees for attending meetings of the Board of Directors or committees of the Board of Directors.

(2)	The amounts shown reflect the compensation expense recognized for financial statement reporting purposes for the 2008 fiscal year, in accordance with SFAS 123(R), with respect to stock option grants made to such Board members in prior fiscal years. No options were granted to the non-employee Board members during the 2008 fiscal year. The SFAS 123(R) compensation expense is based on the grant-date fair value of each such option grant and does not take into account any estimated forfeitures related to service-based vesting conditions. Assumptions used in the calculation of the SFAS 123(R) grant-date fair value of each option grant are set forth in Note 5 to our Consolidated Financial Statements for the 2008 fiscal year included in our Annual Report on Form 10-K for such fiscal year.

(3)	Represents the compensation expense recognized in our financial statements for the 2008 fiscal year, in accordance with the SFAS 123(R), with respect to RSU awards made to the non-employee Board members, whether in the 2008 fiscal year or any earlier fiscal years, pursuant to the automatic grant program in effect under the 1993 Plan: The SFAS 123(R) grant-date fair value for each such RSU award is $78,500, based on the fair market value of our Common Stock on the award date and has not been reduced to take into account any estimated forfeitures related to service-based vesting conditions. The following table shows for each non-employee Board member (a) the grant date of his RSU award made to him during the 2008 fiscal year, (b) the grant-date fair value of that award (as calculated in accordance with SFAS 123(R)); and (c) the aggregate number of shares subject to all outstanding RSUs held by that individual as of December 31, 2008:

Name	Award Date	SFAS 123(R) Grant Date Fair Value ($)	Number of Shares of Common Stock Subject to All Outstanding Restricted Stock Units Held as of December 31, 2008 (#)
Joel F. Gemunder	7/22/2008	78,500	5,000
Nicholas Konidaris	7/22/2008	78,500	5,000
Rick Timmins	7/22/2008	78,500	5,000
Dennis R Raney	7/22/2008	78,500	5,000
Henri Richard	7/22/2008	78,500	5,000
Vincent F. Sollitto	7/22/2008	78,500	5,000

Director Annual Retainer and Meeting Fees. During the fiscal year ended December 31, 2008, the cash compensation paid to the non-employee Board members was as follows: (i) an annual cash retainer fee of $30,000, (ii) an additional cash fee of $10,000 for service as Chairman of the Audit Committee, (iii) an additional cash fee of $7,500 for service as Chairman of any standing Board committee other than the Audit Committee, (iv) a cash fee of $2,000 per Board meeting, (v) a cash fee of $2,000 per standing Board committee meeting (except that no fee was paid for any Board committee meeting held on the same day as a Board meeting), and (vi) a cash fee of $1,000 per standing Board committee meeting held on the day before or after a Board meeting at the Company’s headquarters.

1993 Stock Option/Stock Issuance Plan. Pursuant to the automatic grant program in effect under the 1993 Plan, each individual first elected or appointed to the Board of Directors as a non-employee director on or after the date of the 2007 Annual Meeting will receive a one-time automatic grant of RSUs covering 7,500 shares of the Company’s Common Stock at the time of his or her initial election or appointment to the Board of Directors, provided such individual has not previously been in the Company’s employ. On the date of each Annual Stockholders Meeting, each non-employee Board member who is to continue to serve on the Board of Directors, whether or not he or she is standing for re-election to the Board of Directors at that particular Annual Meeting and whether or not he or she has been in the prior employ of the Company, will automatically receive an award of RSUs covering 5,000 shares of the Company’s Common Stock. There is no limit on the number of such annual 5,000-share RSU awards any one individual may receive over his or her period of continued Board service, but no individual will receive a 5,000-share RSU award for a particular year under the automatic grant program if he or she has received his or her initial RSU award under the automatic grant program within the immediately preceding six (6) months.

Each RSU award granted under the automatic grant program is subject to the following terms and conditions:

•

The shares subject to the initial 7,500-share RSU award will vest as follows: (i) fifty percent (50%) of the shares will vest upon the director’s completion of one (1) year of Board service measured from the grant date, and the remaining shares will vest in three (3) successive equal annual installments upon such director’s completion of each of the next three (3) years of Board service thereafter. The shares subject to each annual 5,000-share RSU award will vest upon the earlier of (i) the director’s completion of one (1) year of Board service measured from the grant date or the (ii) the director’s continuation in Board service through the day immediately prior to the Annual Stockholders Meeting immediately following the Annual Stockholders Meeting at which the RSU award was made.

•

Should the director die or become permanently disabled while serving as a Board member, then the shares of Common Stock at the time subject to each RSU award made to that individual under the automatic grant program will immediately vest.

•	The shares of Common Stock at the time subject to each outstanding RSU award under the automatic grant program will immediately vest in the event of a change in control of the Company.

•

The shares which vest under each RSU award will be issued at the time of vesting or as soon as administratively practicable thereafter, but in no event later than the later of the close of the calendar year in which the vesting date occurs or the fifteenth day of the third calendar month following such vesting date. However, one or more awards may be structured so that the issuance of the shares which vest under those awards will be deferred until the director ceases Board service or the occurrence of any earlier event such as a change in control or a designated date.

•

Should any dividend or other distribution payable other than in shares of our Common Stock be declared and paid on our outstanding Common Stock while an initial or annual RSU award under the automatic grant program is outstanding, then a special book account will be established for the non-employee director holding the award and credited with a dividend equivalent to the actual dividend or distribution which would have been paid on the shares subject to the RSU award had they been issued and outstanding and entitled to that dividend or distribution. The amount attributable to such dividend equivalents will be distributed to the non-employee director concurrently with the issuance of the vested shares to which those dividend equivalents relate.

Each of the following non-employee Board members received at the 2008 Annual Stockholders Meeting an automatic RSU award covering 5,000 shares of Common Stock: Messrs. Raney, Richard, Gemunder, Konidaris, Sollitto and Timmins.

Employment Contracts, Termination of Employment Agreements and Change of Control

1993 Plan

All outstanding options and RSUs under the Company’s stock plan will immediately vest upon a change in control, to the extent not assumed or continued in effect by the successor entity or replaced with a cash retention program which preserves the intrinsic value of the award at that time and provides for subsequent payout in accordance with the pre-existing vesting schedules for those awards. The Compensation Committee also has the authority as the administrator of the 1993 Plan to provide for the accelerated vesting of any shares of the Company’s Common Stock subject to outstanding equity awards held by the named executive officers and any other executive officers of the Company, whether or not such awards are assumed or continued in effect by the successor entity in the event of (i) an acquisition of the Company by merger or asset sale, (ii) a change in control of the Company effected through the acquisition of more than fifty percent (50%) of the Company’s outstanding Common Stock or through a change in the majority of the Board of Directors as a result of one or more contested elections for Board membership or (iii) upon a termination of their employment (whether involuntarily or through a resignation for good reason) following such acquisition or change in control. The Compensation Committee has structured certain option grants to Mr. Zafiropoulo and Mr. Wright and RSU awards made to each of the named executive officers so that those equity awards will vest on an accelerated basis upon such an acquisition or change in control of the Company. In addition, as explained below, the Company’s existing employment agreements with Mr. Zafiropoulo and Mr. Wright and the RSU award agreements for Mr. Jewler’s RSU awards provide for full or partial accelerated vesting should their employment terminate under certain circumstances.

Employment and Change in Control Agreements

The Company has existing employment agreements with Messrs. Zafiropoulo and Wright and outstanding equity awards with Mr. Jewler subject to accelerated vesting under certain circumstances. Those agreements and awards may be summarized as follows:

Mr. Zafiropoulo

The employment agreement with Mr. Zafiropoulo provides that he will serve as the Chief Executive Officer of the Company and that the Company will use its reasonable best efforts to have him elected as a member of the Board of Directors and as Chairman of the Board of Directors for so long as he remains so employed by the Company. The employment agreement currently entitles Mr. Zafiropoulo to an annual base salary of $555,000, which was temporarily reduced to $444,000 for the 2009 year, and a target bonus of up to sixty percent (60%) of base salary (which can be periodically increased by the Compensation Committee and which was set at ninety percent (90%) for both the 2008 and 2009 fiscal years, provided both performance goals for that year were attained at Tier III target level), and he may also receive stock options or other equity awards from time to time at the discretion of the Compensation Committee. Mr. Zafiropoulo is also entitled to reimbursement from the Company for the costs incurred to obtain lifetime retiree health care coverage (medical and dental) for himself and his spouse. To the extent such reimbursements become taxable to Mr. Zafiropoulo or his spouse, he or she will be entitled to a full tax gross-up from the Company to cover the taxes attributable to such reimbursements and any taxes that apply to the gross-up payment.

Mr. Zafiropoulo’s employment may be terminated by either him or the Company at any time, with or without cause. If the Company terminates his employment other than for cause, or in the event of his death, disability or resignation for good reason, Mr. Zafiropoulo (or his beneficiary) will be entitled to receive the deferred portions of all outstanding bonuses earned for prior years, 12 months of continued base salary at the rate then in effect, accelerated vesting of twenty-five percent (25%) (or such greater percentage as set forth in the applicable award agreement) of the stock options and other equity awards granted to him on or after July 21, 2003, an extension of the time to exercise those vested stock options of up to one year and 90 days following the termination of his employment and continued use of a Company car for 12 months with reimbursement from the Company of all related expenses. In addition, the Board of Directors may, in its discretion, provide such partial vesting acceleration and extended exercise period for options granted prior to July 21, 2003, or may provide for more generous accelerated vesting in the applicable award agreement at the time of grant.

If, however, Mr. Zafiropoulo’s employment terminates for any reason in connection with a change of control of the Company, then he will, instead, receive the deferred portions of all outstanding bonuses earned for prior years, 24 months of continued base salary at the rate then in effect (or, if greater, in effect immediately prior to the change of control) and continued use of a Company car for 24 months with reimbursement from the Company of all related expenses. In addition, regardless of whether Mr. Zafiropoulo’s employment is terminated following a change of control of the Company, the stock options and other equity awards granted to him on or after July 21, 2003 will fully vest upon a change of control, and the time for exercising those options will be extended up to one year and 90 days following the termination of his employment. The Board of Directors may also, in its discretion, provide for similar accelerated vesting and extended exercise period for options granted prior to July 21, 2003.

Should Mr. Zafiropoulo incur an excise tax under Section 4999 of the Internal Revenue Code with respect to any payments he receives from the Company that constitute a parachute payment under the federal tax laws, then the Company will make a full tax gross-up payment to him to cover such excise tax and any income and employment taxes that apply to the gross-up payment.

For purposes of the employment agreement, a change of control generally includes:

•	Acquisition of more than fifty percent (50%) of the Company’s voting stock by any person or group of related persons;

•

Change in membership on the Board of Directors such that a majority of the directors who are currently on the Board of Directors, together with those subsequently nominated by such directors, no longer constitute a majority of the Board of Directors;

•	Consummation of a merger or consolidation in which the Company is not the surviving entity;

•	Sale, transfer or other disposition of all or substantially all of the Company’s assets; or

•	A reverse merger in which the Company is the surviving entity but in which the Company’s stockholders before the merger do not own more than fifty percent (50%) of the voting stock after the merger.

Mr. Wright

The employment agreement with Mr. Wright provides that he will serve as the Senior Vice President, Finance, Chief Financial Officer, and Secretary of the Company. The employment agreement entitles Mr. Wright to an annual base salary, which was set at $325,000 for the 2008 fiscal year, however, that base salary rate was temporarily reduced to $276,250 for the 2009 fiscal year. The employment agreement also entitles Mr. Wright to a target bonus of up to forty percent (40%) of base salary (which can be increased periodically by the Compensation Committee and which was set at eighty-five percent (85%) for fiscal years 2008 and 2009 provided both performance goals for that year were attained at Tier III target level), and he may also receive stock options or other equity awards from time to time at the discretion of the Compensation Committee.

Mr. Wright’s employment may be terminated by either him or the Company at any time, with or without cause. If the Company terminates his employment other than for cause, or in the event of his death, disability or resignation for good reason, Mr. Wright (or his beneficiary) will be entitled to receive the deferred portions of all outstanding bonuses earned for prior years, 12 months of continued base salary at the rate then in effect, accelerated vesting of twenty-five percent (25%) of the stock options and other equity awards granted to him on or after July 21, 2003, an extension of the time to exercise those vested stock options of up to one year and 90 days following the termination of his employment and, except in the case of death, reimbursement of COBRA costs for continued medical coverage for up to 18 months following his termination of employment. In addition, the Board of Directors may, in its discretion, provide such partial vesting acceleration and extended exercise period for options granted prior to July 21, 2003.

If, however, Mr. Wright’s employment terminates for any reason in connection with a change of control of the Company, then he will, instead, receive the deferred portions of all outstanding bonuses earned for prior years, 24 months of continued base salary at the rate then in effect (or, if greater, in effect immediately prior to the change of control) and reimbursement of a portion of the costs incurred by him to obtain lifetime retiree health care coverage for himself and his spouse, as described below. In addition, regardless of whether Mr. Wright’s employment is terminated following a change of control of the Company, the stock options and other equity awards granted to him on or after July 21, 2003 will fully vest upon a change of control, and the time for exercising those options will be extended up to one year and 90 days following the termination of his employment. The Board of Directors may also, in its discretion, provide similar vesting accelerated and extended exercise period for options granted prior to July 21, 2003. A change of control for purposes of Mr. Wright’s employment agreement has the same meaning as in Mr. Zafiropoulo’s employment agreement described above.

Pursuant to the January 2007 amendment to his employment agreement, the Company will reimburse Mr. Wright for the costs incurred to obtain lifetime retiree health care coverage (medical and dental) for himself and his spouse, under either of the following two circumstances, to the extent those costs exceed the amount charged an active employee of the Company for health care coverage for himself and his spouse: (i) he retires from the Company after attainment of age 62 and completion of at least 10 years of service with the Company or (ii) his employment terminates for any reason following a change of control of the Company.

Mr. Jewler

Mr. Jewler’s offer letter to join the Company dated October 31, 2007 provides him with base salary at the annual rate of $250,000, however, that base salary has been temporarily reduced to $212,500 for the 2009 fiscal year. In addition, pursuant to the terms of such offer letter, Mr. Jewler received a loan from the Company in March 2008 in an aggregate principal amount of $300,000, for purposes of assisting him with his relocation from Singapore to the Company’s headquarters. The loan had a five-year term and an interest rate of 5.25% per annum. Mr. Jewler repaid the aggregate principal amount of the loan in its entirety in connection with becoming an executive officer of the Company in May 2008. The total interest payment due and paid to the Company in May 2008 on that loan was $1,313.

Pursuant to the terms of Mr. Jewler’s outstanding equity awards, in the event Mr. Jewler’s employment terminates on or after attainment of age sixty-five by reason of his death, permanent disability, termination without cause or resignation under certain circumstances, all of the shares subject to his outstanding RSU awards will vest on an accelerated basis. In the event Mr. Jewler’s employment terminates before attainment of age sixty-five by reason of his death, permanent disability, termination without cause or resignation under certain circumstances, then an additional number of shares equal to the number of shares he would have been vested at the time of his termination had the shares subject to his award vested monthly rather than annually shall become vested on an accelerated basis. In the event of a change in control of the Company, all of the shares subject to Mr. Jewler’s outstanding RSU awards will become vested on an accelerated basis. A change of control for purposes of Mr. Jewler’s RSU awards has the same meaning as in Mr. Zafiropoulo’s employment agreement described above.

Quantification of Benefits

The charts below quantify the potential payments Mr. Zafiropoulo, Mr. Wright and Mr. Jewler would receive based upon the following assumptions:

(i) the executive’s employment terminated on December 31, 2008 under circumstances entitling him to severance benefits under his employment agreement or equity award agreement,

(ii) as to any benefits tied to the executive’s rate of base salary, the rate of base salary is assumed to be the executive’s rate of base salary as of December 31, 2008, and

(iii) with respect to benefits tied to a change in control, the change in control is assumed to have occurred on December 31, 2008 and the change in control consideration paid per share of the Company’s outstanding Common Stock is assumed to be equal to the closing selling price of such Common Stock on December 31, 2008, which was $11.96 per share.

Benefits Received Upon a Change in Control (No Termination of Employment)

Name	Accelerated Vesting of Equity Awards ($) (1)(2)	Excise Tax Gross Up
Mr. Zafiropoulo	770,500	—
Mr. Wright	85,875	—
Mr. Jewler	79,737	—

(1)	Assumes that stock option awards were not assumed or otherwise continued in effect in connection with the change in control.

(2)	Represents the intrinsic value of the accelerated vesting of all of the named executive officer’s stock options and/or unvested RSUs, based on the $11.96 closing price per share of the Company’s Common Stock on December 31, 2008, and, with respect to stock options, the option exercise price per share.

Benefits Received Upon Qualifying Termination in Connection with a Change in Control

Executive	Salary Continuation ($)	Lifetime Retiree Medical Coverage Reimbursement (including Gross-up for Mr. Zafiropoulo)($)		Accelerated Vesting Equity Awards/ Extension of Stock Option Term		Continued Use of Corporate Automobile ($)	Excise Tax Gross-Up ($)
Mr. Zafiropoulo	1,110,000	304,928	(1)	804,761	(2)	10,326	—
	650,000
Mr. Wright		241,384		95,011	(2)	—	—
Mr. Jewler	—	—		79,737	(3)	—	—

(1)	Includes a gross-up payment to Mr. Zafiropoulo to cover the taxes attributable to such coverage and any taxes that apply to such gross-up payment.

(2)	Represents (i) the intrinsic value of the accelerated vesting of all of the named executive officer’s unvested stock options and RSUs, based on the $11.96 closing price per share of the Company’s Common Stock on December 31, 2008 plus (ii) the value of the extension of the option term of all outstanding options held by the named executive officer on December 31, 2008 from 90 days to 455 days, estimated by using the Black-Scholes option pricing model, in accordance with the provisions of SFAS 123(R).

(3)	Represents the intrinsic value of the accelerated vesting of all of the named executive officer’s unvested RSUs, based on the $11.96 closing price per share of the Company’s Common Stock on December 31, 2008.

Benefits Received Upon Qualifying Termination Not in Connection with a Change in Control

Executive	Salary Continuation ($)	Lifetime Retiree Medical Coverage Reimbursement (including tax gross-up) ($)		COBRA ($)	Accelerated Vesting of Stock Options and Other Equity Awards ($)		Continued Use of Corporate Automobile ($)
Mr. Zafiropoulo	555,000	304,928	(1)	—	804,761	(2)	5,163
	325,000
Mr. Wright		—		19,042	53,659	(2)	—
Mr. Jewler	—	—		—	—		—

(1)	Includes a gross-up payment to Mr. Zafiropoulo to cover the taxes attributable to such coverage and any taxes that apply to such gross-up payment.

(2)	Represents (i) the intrinsic value of the accelerated vesting of 100% of Mr. Zafiropoulo’s and 25% of Mr. Wright’s unvested stock options and RSUs, based on the $11.96 closing price per share of the Company’s Common Stock on December 31, 2008 plus (ii) the value of the extension of the option term of all outstanding options held by the named executive officer on December 31, 2008 from 90 days to 455 days, estimated by using the Black-Scholes option pricing model, in accordance with the provisions of SFAS 123(R).

Mr. Zafiropoulo will also be entitled to the Company reimbursement of the cost incurred to obtain lifetime retiree health care coverage for himself and his spouse upon the termination of his employment for any other reason. In addition, Mr. Zafiropoulo and Mr. Wright will each be entitled, upon their termination of employment for any reason, to exercise their outstanding vested stock options and to receive any deferred shares of the Company’s Common Stock subject to their vested RSU awards.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

Messrs. Gemunder, Richard, Sollitto and Timmins served as members of the Compensation Committee during the fiscal year completed December 31, 2008. No member of the Compensation Committee is a former or current officer or employee of the Company or any of its subsidiaries. No executive officer of the Company serves as a member of the board of directors or compensation committee of any entity which has one or more of its executive officers serving as a member of the Board of Directors or Compensation Committee.

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

Equity Compensation Information for Plans or Individual Arrangements with Employees and Non-Employees

The following table provides information as of December 31, 2008 with respect to the shares of the Company’s Common Stock that may be issued under the Company’s existing equity compensation plans. There are no outstanding options assumed by the Company in connection with its acquisitions of other companies, and there are no assumed plans under which options can currently be granted.

Plan Category	A Number of Securities to be Issued upon Exercise of Outstanding Options, Restricted Stock Units and Other Rights (#) (3)	B Weighted Average Exercise Price of Outstanding Options (4)	C Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column A) (#) (5)
Equity Compensation Plans Approved by Stockholders (1)	3,925,982	$17.63	2,026,618
Equity Compensation Plans Not Approved by Stockholders (2)	1,044,733	$14.87	—

Total	4,970,715	$17.01	2,026,618

(1)	Consists solely of the 1993 Plan.

(2)	Consists solely of the Company’s 1998 Supplemental Stock Option/Stock Issuance Plan.

(3)	Includes 284,166 shares subject to RSUs that will entitle each holder to one share of Common Stock for each unit that vests over the holder’s period of continued service with the Company.

(4)	Calculated without taking into account the 284,166 shares of Common Stock subject to outstanding RSUs that will become issuable following the vesting of those units, without any cash consideration or other payment required for those shares.

(5)	As of December 31, 2008, 2,026,618 shares of Common Stock were available for issuance under the 1993 Plan. Such shares may be issued under the 1993 Plan upon the exercise of stock options or stock appreciation rights granted under such plan, or the shares may be issued under the stock issuance program in effect under such plan through direct stock bonuses or pursuant to restricted stock awards or RSUs which vest upon the attainment of prescribed performance milestones or the completion of designated service periods.

The 1998 Supplemental Stock Option/Stock Issuance Plan

The 1998 Supplemental Stock Option/Stock Issuance Plan (the “Supplemental Plan”) was implemented by the Board of Directors in October 1998 as a non-stockholder approved plan under which option grants or direct stock issuances may be made to employees who at the time of the grant are neither executive officers nor Board members nor hold the title of Vice President or General Manager. The Supplemental Plan expired in October 2008. The Board of Directors authorized 1,950,000 shares of Common Stock for issuance under the Supplemental Plan. All option grants must have an exercise price per share not less than the fair market value per share of the Common Stock on the grant date. Such options had a maximum term of ten years and would terminate earlier within a specified period following the optionee’s cessation of service with the Company (or any parent or subsidiary Company). Each granted option would vest in one or more installments over the optionee’s period of service with the Company. However, the options would vest on an accelerated basis in the event the Company is acquired and those options are not assumed, replaced or otherwise continued in effect by the acquiring entity. Direct stock issuances would be made with similar vesting conditions. All options granted under the Supplemental Plan were non-statutory stock options under the Federal tax laws. As of December 31, 2008, options covering 1,044,733 shares of Common Stock were outstanding under the Supplemental Plan, no shares remained available for future option grants, and options covering 840,531 had been exercised.

Share issuances under the 1993 Plan did not reduce or otherwise affect the number of shares of Common Stock available for issuance under the Supplemental Plan, and share issuances under the Supplemental Plan did not reduce or otherwise affect the number of shares of Common Stock available for issuance under the 1993 Plan.

OWNERSHIP OF SECURITIES

The following table sets forth certain information known to the Company with respect to the beneficial ownership of the Company’s Common Stock as of March 31, 2009 (unless otherwise stated in the footnotes) by (i) all persons known to the Company who are or who may be deemed beneficial owners of five percent (5%) or more of the Company’s Common Stock based solely on a review of Form 4, Schedule 13G and Schedule 13D filings with the Securities and Exchange Commission since January 1, 2008, (ii) each director of the Company, (iii) the named executive officers and (iv) all current directors and executive officers as a group. Unless otherwise indicated, the principal address of each of the stockholders below is c/o Ultratech, Inc., 3050 Zanker Road, San Jose, CA, 95134. Unless otherwise indicated, each of the security holders has sole voting and investment power with respect to the shares beneficially owned, subject to community property laws, where applicable. Except as otherwise indicated in the footnotes to the table or for shares of Common Stock held in brokerage accounts, which may from time to time, together with other securities held in those accounts, serve as collateral for margin loans made from such accounts, none of the shares reported as beneficially owned are currently pledged as securities for any outstanding loan or indebtedness.

Name and Address of Beneficial Owner (1)	Shares of Common Stock Beneficially Owned	Percentage of Shares Beneficially Owned (1)
Artisan Partners Limited Partnership (2)	2,276,800	9.6%
Artisan Investment Corporation
ZFIC, Inc.
Andrew A. Ziegler
Carlene M. Ziegler
Artisan Funds, Inc.
875 East Wisconsin Avenue, Suite 800
Milwaukee, WI 53202

Tocqueville Asset Management, L.P. (3)	2,151,370	9.1%
40 West 57th Street, 19th Floor
New York, NY 10019

David J. Greene and Company, LLC (4)	1,746,944	7.4%
599 Lexington Avenue
New York, NY 10022

Barclays Global Investors, NA (5)	1,569,736	6.7%
Barclays Global Fund Advisors
Barclays Global Investors, Ltd
45 Fremont Street
San Francisco, CA 94105

Temujin Fund Management, LLC (6)	1,503,644	6.4%
Marco Battaglia
140 Broadway, 45th Floor
New York, NY 10005

Arthur W. Zafiropoulo (7)	2,212,589	9.4%
Bruce R. Wright (8)	622,429	2.6%
Scott Jewler (9)	25,500	*
Joel Gemunder (10)	58,000	*
Rick Timmins (11)	73,500	*
Vincent F. Sollitto (12)	61,000	*
Nicholas Konidaris (13)	61,000	*
Dennis Raney (14)	43,000	*
Henri Richard (15)	23,000	*
All current directors and executive officers as a group (9 persons) (16)	3,180,018	13.5%

*	Less than one percent (1%) of the outstanding Common Stock.

(1)	Percentage of ownership is based on 23,602,695 shares of Common Stock issued and outstanding on March 31, 2009. This percentage also takes into account the Common Stock to which such individual or entity has the right to acquire beneficial ownership within sixty (60) days after March 31, 2009, including, but not limited to, through the exercise of options or pursuant to outstanding RSUs; however, such Common Stock will not be deemed outstanding for the purpose of computing the percentage owned by any other individual or entity. Such calculation is required by Rule 13d-3(d)(1)(i) under the Securities Exchange Act of 1934, as amended.

(2)	Information regarding Artisan Partners Limited Partnership, Artisan Investment Corporation, ZFIC, Inc., Andrew A. Ziegler, Carlene M. Ziegler and Artisan Funds, Inc. is based on their Schedule 13G filed with the Securities and Exchange Commission on February 13, 2009. According to the Schedule 13G, Artisan Funds, Inc. has beneficial ownership over 1,293,200 shares, and the remaining investors have beneficial ownership over 2,276,800 shares, including the shares held by Artisan Funds, Inc.

(3)	Tocqueville Asset Management, L.P. information based on its Schedule 13G filed with the Securities and Exchange Commission on February 9, 2009.

(4)	Information regarding David J. Greene and Company, LLC is based on its Schedule 13G filed with the Securities and Exchange Commission on January 25, 2008.

(5)	Information regarding Barclays Global Investors, NA, Barclays Global Fund Advisors and Barclays Global Investors, Ltd is based on their Schedule 13G filed with the Securities and Exchange Commission on February 5, 2009.

(6)	Temujin Fund Management, LLC and Marco Battaglia information is based on their Schedule 13D filed with the Securities and Exchange Commission on March 18, 2009.

(7)	Includes 1,179,075 shares held in the name of Arthur W. Zafiropoulo, trustee of the Separate Property Trust, dated July 20, 1998, for the benefit of Arthur W. Zafiropoulo. Includes 890,808 shares of the Company’s Common Stock subject to options which are currently exercisable or which will become exercisable within 60 days after March 31, 2009. Also includes 142,706 shares held in the name of the Zafiropoulo Family Foundation.

(8)	Includes 617,500 shares of the Company’s Common Stock subject to options which are currently exercisable or which will become exercisable within 60 days after March 31, 2009.

(9)	Consists of shares of the Company’s Common Stock subject to options which are currently exercisable or which will become exercisable within 60 days after March 31, 2009.

(10)	Includes 52,000 shares of the Company’s Common Stock subject to options which are currently exercisable or which will become exercisable within 60 days after March 31, 2009.

(11)	Includes 56,000 shares of the Company’s Common Stock subject to options which are currently exercisable or which will become exercisable within 60 days after March 31, 2009.

(12)	Includes 56,000 shares of the Company’s Common Stock subject to options which are currently exercisable or which will become exercisable within 60 days after March 31, 2009.

(13)	Includes 56,000 shares of the Company’s Common Stock subject to options which are currently exercisable or which will become exercisable within 60 days after March 31, 2009.

(14)	Includes 36,000 shares of the Company’s Common Stock subject to options which are currently exercisable or which will become exercisable within 60 days after March 31, 2009.

(15)	Consists of 18,000 shares of the Company’s Common Stock subject to options which are currently exercisable or which will become exercisable within 60 days after March 31, 2009.

(16)	Includes 1,807,808 shares of the Company’s Common Stock subject to options which are currently exercisable or which will become exercisable within 60 days after March 31, 2009.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The Company’s Amended and Restated Certificate of Incorporation and Bylaws provide for indemnification of all directors and officers. In addition, each director and officer of the Company has entered into a separate indemnification agreement with the Company.

Scott Zafiropoulo, the son of Arthur Zafiropoulo, the Company’s Chairman of the Board of Directors and Chief Executive Officer, is an employee of the Company. In fiscal year 2008, Mr. S. Zafiropoulo earned approximately $190,000 in salary. Mr. S. Zafiropoulo also received $66,000 in cash bonus under the 2008 MIP, one-half of which was paid on January 30, 2009 and the remaining one-half of which will be paid over the next three years pursuant to the terms of the 2008 MIP. In addition, as part of the 2009 MIP, Mr. S. Zafiropoulo is entitled to receive 8,000 RSUs in 2009 which will be awarded in four equal quarterly installments during the year on designated dates pre-established by the Compensation Committee. The first installment of one-fourth of the total RSU award, or 2,000 RSUs, was made on February 2, 2009. The three remaining installments will be made on the following dates: April 20, 2009, July 27, 2009 and October 19, 2009.

The Board of Directors has adopted a written policy that all material transactions with affiliates will be on terms no more or less favorable to the Company than those available from unaffiliated third parties and will be approved by the Audit Committee.

DIRECTOR INDEPENDENCE

The Board of Directors has determined that each of Messrs. Gemunder, Konidaris, Raney, Richard, Sollitto and Timmins is an “independent director” as that term is defined in Rule 4200 of the NASDAQ Marketplace Rules.

Item 14.	Principal Accountant Fees and Services

Audit Fees

Audit fees billed to the Company by Ernst & Young LLP for professional services rendered for the audit of the Company’s 2008 annual financial statements, review of quarterly financial statements, audit services in connection with statutory filings, consents, review of documents filed with the SEC, Section 404 review of internal control over financial reporting, and accounting and financial reporting consultation totaled $1,416,316. Audit fees billed to the Company by Ernst & Young LLP for professional services rendered for the audit of the Company’s 2007 annual financial statements, review of quarterly financial statements, audit services in connection with statutory filings, consents, review of documents filed with the SEC, and accounting and financial reporting consultation totaled $1,362,751.

Audit-Related Fees

There were no audit-related fees billed to the Company by Ernst & Young LLP during the Company’s 2008 and 2007 fiscal years.

Tax Fees

There were no tax fees billed to the Company by Ernst & Young LLP during the Company’s 2008 and 2007 fiscal years.

All Other Fees

Other than as set forth above, there were no other fees billed to the Company by Ernst & Young LLP during the Company’s 2008 and 2007 fiscal years.

All of the 2007 and 2008 audit fees, audit-related fees and tax fees, and all other fees, were pre-approved by the Audit Committee. The Audit Committee has delegated to Mr. Timmins the ability to approve, on behalf of the Audit Committee and in accordance with Section 10A under the Exchange Act, services to be performed by the Company’s independent auditors.

The Audit Committee considered whether the provision of audit-related services, tax services, financial information systems design and implementation services and other non-audit services is compatible with the principal accountants’ independence.

PART IV

Item 15.	Exhibits, Financial Statement Schedules

(a) The following documents are filed as part of this Report on Form 10-K/A

(3) Exhibits

The following exhibits are referenced or included in this report:

Exhibit	Description

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunder duly authorized.

ULTRATECH, INC.

Date:	April 30, 2009	By:	/s/ ARTHUR ZAFIROPOULO
Arthur Zafiropoulo
Chairman of the Board of Directors and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ ARTHUR ZAFIROPOULO Arthur Zafiropoulo	Chairman of the Board of Directors and Chief Executive Officer (Principal Executive Officer)	April 30, 2009

/s/ BRUCE WRIGHT Bruce Wright	Senior Vice President, Finance, Chief Financial Officer and Secretary (Principal Financial and Accounting Officer)	April 30, 2009

* Dennis Raney	Director	April 30, 2009

* Rick Timmins	Director	April 30, 2009

* Henri P. Richard	Director	April 30, 2009

* Joel Gemunder	Director	April 30, 2009

* Nicholas Konidaris	Director	April 30, 2009

* Vincent F. Sollitto	Director	April 30, 2009

*	Arthur Zafiropoulo, by signing his name hereto, does sign this document on behalf of the above noted individuals, pursuant to powers of attorney duly executed by such individuals, which have been filed with the original Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 27, 2009.

By:

/s/ ARTHUR ZAFIROPOULO Arthur Zafiropoulo Attorney-in-Fact	Chairman of the Board of Directors and Chief Executive Officer (Principal Executive Officer)	April 30, 2009

EXHIBIT INDEX

Exhibit	Description
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002