Form 10-Q
period 2009-04-04
ULTRATECH INC
filed 2009-04-30
CIK 909791

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 4, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☑    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definition of “accelerated filer,” “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding as of April 23, 2009
common stock, $.001 par value	23,606,895

ULTRATECH, INC.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

ULTRATECH, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)	April 4, 2009	December 31, 2008*
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$92,047	$94,034
Short-term investments	67,637	64,464
Accounts receivable, net	13,912	18,318
Inventories	32,647	31,618
Prepaid expenses and other current assets	5,202	4,836

Total current assets	211,445	213,270
Equipment and leasehold improvements, net	12,405	12,788
Other assets	2,891	3,133

Total assets	$226,741	$229,191

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Notes payable	$8,500	$6,000
Accounts payable	7,215	8,830
Deferred product and services income	2,610	4,328
Other current liabilities	8,441	9,923

Total current liabilities	26,766	29,081
Other liabilities	6,455	6,687
Stockholders’ equity	193,520	193,423

Total liabilities and stockholders’ equity	$226,741	$229,191

*	The Balance Sheet as of December 31, 2008 has been derived from the audited financial statements at that date.

See accompanying notes to unaudited condensed consolidated financial statements

ULTRATECH, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended
(In thousands, except per share amounts)	April 4, 2009	March 29, 2008
Net sales:
Products	$22,121	$26,948
Services	3,452	4,188
Licenses	82	—

Total net sales	25,655	31,136
Cost of sales:
Cost of products sold	11,392	13,677
Cost of services	1,871	2,095

Total cost of sales	13,263	15,772

Gross profit	12,392	15,364
Operating expenses:
Research, development and engineering	5,177	5,971
Selling, general and administrative	6,963	8,512

Total operating expenses	12,140	14,483

Operating income	252	881
Interest expense	(10)	(72)
Interest and other income (expense), net	(45)	1,309

Income before income tax	197	2,118
Provision for income taxes	6	166

Net income	$191	$1,952

Net income per share - basic	$0.01	$0.08
Number of shares used in per share computations - basic	23,647	23,456
Net income per share - diluted	$0.01	$0.08
Number of shares used in per share computations - diluted	23,678	23,473

See accompanying notes to unaudited condensed consolidated financial statements

ULTRATECH, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended
(In thousands)	April 4, 2009	March 29, 2008
Cash flows from operating activities:
Net income	$191	$1,952
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	1,125	1,527
Amortization	92	291
Accretion of asset retirement obligations	41	38
Gain on disposal of equipment	(10)	—
Stock-based compensation	522	522
Deferred income taxes	(15)	—
Changes in operating assets and liabilities:
Accounts receivable	4,406	6,557
Inventories	(1,043)	(1,487)
Prepaid expenses and other current assets	(366)	636
Other assets	199	(149)
Accounts payable	(1,615)	1,935
Deferred product and services income	(1,718)	(3,955)
Other current liabilities	(1,398)	2,274
Other liabilities	(258)	(419)

Net cash provided by operating activities	153	9,722

Cash flows from investing activities:
Capital expenditures	(794)	(923)
Proceeds from sales of fixed assets	10	—
Purchase of investments in securities	(24,966)	(29,801)
Proceeds from maturities of investments	21,490	32,495

Net cash provided by (used in) investing activities	(4,260)	1,771

Cash flows from financing activities:
Proceeds from notes payable	8,502	5,083
Repayment of notes payable	(6,002)	(5,795)
Proceeds from issuance of common stock for stock option exercises	74	—
Tax payment for issuance of common stock from release of restricted stock units	(454)	—

Net cash provided by (used in) financing activities	2,120	(712)

Net increase (decrease) in cash and cash equivalents	(1,987)	10,781
Cash and cash equivalents at beginning of period	94,034	54,586

Cash and cash equivalents at end of period	$92,047	$65,367

Supplemental disclosures of cash flow information:
Other non-cash activities:
Capital lease of phone system	$—	$42
Systems transferred from inventory to equipment and other assets	$14	$503

See accompanying notes to unaudited condensed consolidated financial statements

Ultratech, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

April 4, 2009

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

Our fiscal periods end on the Saturday closest to month-end, except that our fiscal year ends on December 31. All references to the quarter refer to our fiscal quarter. Our fiscal quarters covered by this report ended on April 4, 2009 and March 29, 2008.

Operating results for the three months ended April 4, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009 or any future period.

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

IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS — In December 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 141 (revised 2007), Business Combinations (“SFAS No. 141R”). SFAS No. 141R establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree and the goodwill acquired. SFAS No. 141R also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. SFAS No. 141R is effective for fiscal years beginning after December 15, 2008. We adopted this statement on January 1, 2009 and the adoption did not have an impact on our results of operations or financial position.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements—an amendment of Accounting Research Bulletin No. 51 (“SFAS No. 160”). SFAS No. 160 establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest, and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. SFAS No. 160 also establishes disclosure requirements that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. SFAS No. 160 is effective for fiscal years beginning after December 15, 2008. We adopted this statement on January 1, 2009 and the adoption did not have an impact on our results of operations or financial position as all of our subsidiaries are wholly owned by us.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133 (“SFAS No. 161”), which requires enhanced disclosures about an entity’s derivative and hedging activities. The statement requires that objectives for using derivative instruments be disclosed in terms of underlying risk and accounting designation. SFAS No. 161 is effective for fiscal years beginning after November 15, 2008 and interim periods within those fiscal years, with earlier adoption encouraged. We adopted this statement on January 1, 2009 and the adoption did not have an impact on our results of operations or financial position. See “Derivative Instruments and Hedging” in Note 6 for the disclosures.

In February 2008, the FASB issued FASB Staff Position No. 157-2, Effective Date of FASB Statement No. 157, which delays the effective date of SFAS No. 157, Fair Value Measurement (“SFAS No. 157”), for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), until fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. SFAS No. 157 establishes a framework for measuring fair value and expands disclosures about fair value measurements. These nonfinancial items include assets and liabilities such as reporting units measured at fair value in a goodwill impairment test and nonfinancial assets acquired and liabilities assumed in a business combination. We adopted this statement on January 1, 2009 and the adoption did not have an impact on our results of operations or financial position.

(3) Stock-Based Compensation

Stock-based compensation expense recognized under SFAS No. 123 (revised 2004), Share-Based Payment (“SFAS No. 123R”), for employees and directors and the effect on our Condensed Consolidated Statements of Operations were as follows:

	Three Months Ended
(In thousands)	April 4, 2009	March 29, 2008
Cost of sales	$27	$28
Research, development, and engineering	99	107
Selling, general and administrative expenses	396	387

Total stock-based compensation expense	$522	$522

Compensation cost capitalized as part of inventory was immaterial during each of the three-month periods ended April 4, 2009 and March 29, 2008.

As required by SFAS No. 123R, we estimate expected option forfeitures and recognize compensation costs only for those equity awards expected to vest. As of April 4, 2009, there were $2.9 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under our 1993 Stock Option Plan/Stock Issuance Plan, as amended (“1993 Plan”), and our 1998 Supplemental Stock Option/Stock Issuance Plan, as amended ( “1998 Plan”). That cost is expected to be recognized over a weighted average period of 2.9 years.

These plans provide for the grant of stock-based awards to our eligible employees, consultants and advisors and non-employee directors. We believe that such awards better align the interests of our employees with those of our stockholders. There were no shares reserved for future awards under the 1998 Plan since the plan expired on October 19, 2008. However, as of April 4, 2009, there were 2.0 million shares reserved for future awards under the 1993 Plan.

We used the following weighted-average assumptions to estimate the fair value of our stock options granted during the three-month periods ended April 4, 2009 and March 29, 2008:

	Three Months Ended
	April 4, 2009	March 29, 2008
Expected life (in years)	5.15	5.33
Risk-free interest rate	1.75%	2.78%
Volatility factor	0.51	0.49
Dividend yield	—	—

(4) Net Income Per Share

The following sets forth the computation of basic and diluted net income per share:

	Three Months Ended
(In thousands, except per share amounts)	April 4, 2009	March 29, 2008
Numerator:
Net income	$191	$1,952
Denominator:
Basic weighted-average shares outstanding	23,647	23,456
Effect of dilutive employee stock options and restricted stock units	31	17

Diluted weighted-average shares outstanding	23,678	23,473

Net income per share - basic:
Net income	$0.01	$0.08

Net income per share - diluted:
Net income	$0.01	$0.08

For the three-month period ended April 4, 2009, 4.6 million shares of common stock subject to outstanding options were excluded from the computation of diluted net income per share, as the effect would have been anti-dilutive, compared to 5.3 million shares of common stock subject to outstanding options in the corresponding period of 2008. In addition, for the three months ended April 4, 2009, there were no shares of common stock underlying outstanding restricted stock units excluded from the computation compared to 57,000 shares in the corresponding period of 2008. Options and restricted stock units are anti-dilutive when we have a net loss or when the exercise price and the average unrecognized compensation cost of the stock option or restricted stock unit is greater than the average market price of our common stock during the period.

(5) Fair Value Measurements

On January 1, 2008, we adopted SFAS No. 157 for financial assets and liabilities recognized at fair value on a recurring basis. On January 1, 2009, we adopted FASB Staff Position No. 157-2, Effective Date of FASB Statement No. 157, for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis. These nonfinancial items include assets and liabilities such as reporting units measured at fair value in a goodwill impairment test and nonfinancial assets acquired and liabilities assumed in a business combination. The adoption of this deferred portion of SFAS No. 157 did not have any impact on our results of operations or financial position.

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

We measure certain financial assets and liabilities at fair value on a recurring basis, including available-for-sale securities and foreign currency derivatives. The fair value of these certain financial assets and liabilities was determined using the following inputs at April 4, 2009 and December 31, 2008, respectively:

	Fair Value Measurements at April 4, 2009 Using
(In thousands)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available-for-sale securities(1)	$134,161	$66,524	$67,637	$—
Foreign currency derivatives(2)	105	—	105	—

	$134,266	$66,524	$67,742	$—

	Fair Value Measurements at December 31, 2008 Using
(In thousands)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available-for-sale securities(1)	$137,110	$56,658	$80,452	$—
Foreign currency derivatives(3)	198	—	$198	—

	$137,308	$56,658	$80,650	$—

(1)	Included in cash and cash equivalents and short-term investments on our condensed consolidated balance sheet.

(2)	Included in current assets on our condensed consolidated balance sheet. See Note 6 for further details.

(3)	Included in current liabilities on our condensed consolidated balance sheet.

Our available-for-sale securities at April 4, 2009 consisted of money market funds (51% of total) and securities and obligations of U.S. government agencies (49% of total), as compared to securities and obligations of U.S. government agencies (46% of total), money market funds (41% of total) and commercial paper (13% of total) at December 31, 2008. Included in available-for-sale securities at April 4, 2009 and December 31, 2008 were cash equivalents of $66.5 million and $72.6 million, respectively. Cash equivalents consist primarily of instruments with remaining maturities of three months or less at the date of purchase.

Foreign currency derivatives at April 4, 2009 and December 31, 2008 consisted of forward foreign exchange contracts for the Japanese yen. See Note 6 for further details.

(6) Derivative Instruments and Hedging

The majority of our revenue, expense and capital purchasing activities are transacted in U.S. dollars. However, we also enter into these transactions in other currencies, primarily Japanese yen as we have direct sales operations in Japan and orders are often denominated in Japanese yen. This subjects us to a higher degree of risk from currency exchange rate fluctuations.

We attempt to mitigate this risk through derivative instruments, mainly foreign currency forward contracts. To protect against reductions in value and the volatility of future cash flows caused by changes in currency exchange rates, we have established cash flow and balance sheet hedging programs. Our hedging programs reduce, but do not always entirely eliminate, the impact of currency movements. We enter into foreign currency forward contracts that generally have maturities of nine months or less.

Under Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities
(“SFAS No. 133”), all derivatives are recorded on the balance sheet at fair value. The gains and losses resulting from changes in fair value are accounted for depending on the use of the derivative and whether it is designated and qualifies for hedge accounting. All of our derivatives are designated as hedging instruments under SFAS No. 133. The fair value of derivative instruments recorded in our Condensed Consolidated Balance Sheets is as follows:

	Asset Derivatives as of April 4, 2009
(In thousands)	Balance Sheet Location	Fair Value
Foreign exchange contracts	Prepaid expenses and other current assets	$105

Total derivatives		$105

Cash Flow Hedging

We use foreign exchange forward contracts to hedge the risk that forecasted revenue may be adversely affected by changes in foreign currency exchange rates. These hedges are designated as cash flow hedges. We do not enter into these forward contracts for speculative purposes. The effective portion of the contracts’ gains or losses is included in accumulated other comprehensive income (loss) (“OCI”) until the period in which the forecasted sale being hedged is recognized, at which time the amount in OCI is reclassified to earnings as a component of revenue.

To the extent that any of these contracts are not considered to be effective in offsetting the change in the value of the forecasted sales being hedged, the ineffective portion of these contracts is immediately reclassified from OCI and recognized in the consolidated statement of operations as a component of interest and other income (expense), net. The contracts are considered ineffective when the underlying forecasted transaction does not occur within the designated hedge period or it becomes probable that the forecasted transaction will not occur.

We calculate hedge effectiveness at a minimum each fiscal quarter. We measure hedge effectiveness by comparing the cumulative change in the spot rate of the derivative with the cumulative change in the spot rate of the anticipated sales transactions. We record any excluded components of the hedge in interest and other income (expense), net. There was no hedge ineffectiveness for the quarter ended April 4, 2009 and we did not have any derivatives classified as cash flow hedges at April 4, 2009. The following sets forth the effect of the derivative instruments on our Condensed Consolidated Statements of Operations for the three-month period ended April 4, 2009:

Derivatives in SFAS No. 133 Cash Flow Hedging Relationship	Amount of Loss Recognized in OCI on Derivative (Effective Portion) (in thousands)	Location of Loss Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Loss Reclassified from Accumulated OCI into Income (Effective Portion) (in thousands)	Location of Gain Recognized in Income on Derivative (Amount Excluded from Effectiveness Testing)	Amount of Gain Recognized in Income on Derivative (Amount Excluded from Effectiveness Testing) (in thousands)
Foreign exchange contracts	$40	Product Sales	$84	Interest and other income (expense), net	$1

Fair Value Hedging

We manage the foreign currency risk associated with Japanese yen denominated assets and liabilities using foreign exchange forward contracts. The change in fair value of these derivatives is recognized as a component of interest and other income (expense), net and is intended to offset the remeasurement gains and losses associated with the non-functional currency denominated assets and liabilities. At April 4, 2009, we had currency forward contracts for the sale of 683 million Japanese yen, or approximately $6.9 million. The fair value of derivatives classified as balance sheet hedges at April 4, 2009 was an asset of $0.1 million recorded as “prepaid expenses and other current assets”. The following sets forth the effect of the derivative instruments on our Condensed Consolidated Statements of Operations for the three-month period ended April 4, 2009:

Derivatives in SFAS No. 133 Fair Value Hedging Relationship	Location of Gain Recognized in Income on Derivative	Amount of Gain Recognized in Income on Derivative (in thousands)
Foreign exchange contracts	Interest and other income (expense), net	$643

(7) Inventories

Inventories consist of the following:

(In thousands)	April 4, 2009	December 31, 2008
Raw materials	$15,178	$15,380
Work-in-process	7,786	7,175
Finished products	9,683	9,063

	$32,647	$31,618

(8) Notes Payable

We have a line of credit agreement with a brokerage firm. Under the terms of this agreement, we may borrow funds at a cost equal to the current Federal funds open rate plus 125 basis points (approximately 1.44% as of April 4, 2009). Funds are advanced to us under this facility based on pre-determined advance rates on the cash and securities held by us in this brokerage account. Under this facility, we may borrow up to 75% of our total cash, cash equivalents and investments balance in this brokerage account with no restriction in the use of those assets. This agreement has no set expiration date and there are no loan covenants, other than the aforementioned collateral requirement. As of April 4, 2009, $8.5 million was outstanding under this facility, with a related collateral requirement of approximately $11.3 million of our cash, cash equivalents and investments.

(9) Other Current Liabilities

Other current liabilities consist of the following:

(In thousands)	April 4, 2009	December 31, 2008
Salaries and benefits	$2,820	$4,949
Warranty accrual	1,136	1,522
Accrued taxes-other	3,059	1,374
Capital lease, current portion	115	113
Other	1,311	1,965

	$8,441	$9,923

Warranty Accrual

We generally warrant our products for a period of 12 months for new products, or three months for refurbished products, from the date of customer acceptance for material and labor to repair the product; accordingly, an accrual for the estimated cost of the warranty is recorded at the time the product is shipped. Extended warranty terms, if granted, result in deferral of revenue equating to our standard pricing for similar service contracts. Recognition of the related warranty cost is deferred until product revenue is recognized. Factors that affect our warranty liability include the number of installed units, historical and anticipated rates of warranty claims, and cost per claim. We periodically assess the adequacy of our recorded warranty liabilities and adjust the amounts as necessary. We believe our warranty accrual, as of April 4, 2009, will be sufficient to satisfy outstanding obligations as of that date. Changes in our warranty accrual are as follows:

	Three Months Ended
(In thousands)	April 4, 2009	March 29, 2008
Balance, beginning of the period	$1,522	$2,112
Warranties accrued for shipments during the period	265	545
Settlements made during the period	(739)	(485)
Changes in accrued warranty liabilities	88	(225)

Balance, end of the period	$1,136	$1,947

Deferred Services Revenue

A portion of our revenue is generated from service contracts. Payments from certain of these service contracts are collected in advance. As such, revenues from these service contracts are deferred and recognized ratably over the contract period for time based service contracts, or as service hours are delivered for contracts based on a purchased quantity of hours. Changes in our deferred service revenue are as follows:

	Three Months Ended
(In thousands)	April 4, 2009	March 29, 2008
Balance, beginning of the period	$2,117	$2,087
Service contracts sold during the period	840	930
Service contract revenue recognized during the period	(850)	(629)

Balance, end of the period	$2,107	$2,388

(10) Other Liabilities

Other liabilities consist of the following:

(In thousands)	April 4, 2009	December 31, 2008
Deferred rent	$1,366	$1,505
Deferred compensation	861	941
Long-term income taxes payable	752	767
Asset retirement obligation	2,322	2,281
Postretirement medical obligation	540	546
Long-term capital lease	356	385
Other	258	262

	$6,455	$6,687

(11) Accumulated Other Comprehensive Income (Loss)

The components of comprehensive income (loss), net of tax, are as follows:

	Three Months Ended
(In thousands)	April 4, 2009	March 29, 2008
Net income	$191	$1,952
Other comprehensive income:
Unrealized gain (loss) on available-for-sale investments	(329)	625
Unrealized gain (loss) on foreign exchange forward contracts	84	(79)
Change in minimum postretirement medical obligation	9	10

Comprehensive income (loss)	$(45)	$2,508

Accumulated other comprehensive income, net of tax, is comprised of the following items:

(In thousands)	April 4, 2009	December 31, 2008
Unrealized gain on:
Available-for-sale investments	$318	$648
Foreign exchange forward contracts	—	(84)
Change in minimum postretirement medical obligation	(81)	(90)

Accumulated other comprehensive income at end of period	$237	$474

(12) Exit Activities

Changes in our accrued severance and benefits charges in connection with exit activities are as follows:

(In thousands)	Balance at December 31, 2008	Expenses	Payments	Balance at April 4, 2009
Severance and benefits (2008)	$18	$—	$(18)	$—
Severance and benefits (2009)	—	576	(576)	—

Total	$18	$576	$(594)	$—

During the first quarter of 2009, in our continuing effort to reduce company-wide expenses, we eliminated 21 full-time positions, 90% in the United States and 10% internationally. We recorded severance and benefits charges totaling $0.6 million during the three-month period ended April 4, 2009. Of this $0.6 million, $0.3 million was recorded as research, development and engineering expenses, $0.2 million as cost of sales and the remaining $0.1 million as selling, general and administrative expenses. We did not have any exit activity during the first quarter of 2008. As of April 4, 2009, there were no exit activity liabilities.

(13) Employee Benefit Plans

Employee bonus plans

We sponsor an executive incentive bonus plan that distributes employee awards based on the achievement of predetermined targets. We recorded a charge of $0.2 million under this bonus plan for each of the three-month periods ended April 4, 2009 and March 29, 2008, respectively.

Employee savings and retirement plans

We sponsor a 401(k) employee salary deferral plan that allows voluntary contributions by all full-time employees of from 1% to 20% of their pretax earnings. We may also make matching contributions to this plan at our discretion. Our contributions, when made, are limited to a maximum of $2,000 per year per employee, generally become 20% vested at the end of an employee’s first year of service from the date of hire, and vest 20% per year of service thereafter until they become fully vested at the end of five years of service. We did not make any contributions to this plan for the three-month period ended April 4, 2009 as compared to a contribution of $0.1 million was made for the corresponding period of 2008.

We also sponsor an executive non-qualified deferred compensation plan (the “Plan”) that allows qualifying executives to defer current cash compensation. As of April 4, 2009, Plan assets, representing the cash surrender value of life insurance policies held by us, and liabilities were approximately $0.9 million each, respectively, and were included in our Consolidated Balance Sheets under the captions “Other assets” and “Other liabilities.” In conjunction with this Plan, the related expense for each of the quarters ended April 4, 2009 and March 29, 2008 was immaterial.

Postretirement benefits

We have committed to providing and fully paying for lifetime postretirement medical and dental benefits to the Chief Executive Officer and Chief Financial Officer and their spouses, commencing after retirement. We recorded net periodic benefit costs of $21,000 for each of the three-month periods ended April 4, 2009 and March 29, 2008. These expenses included interest cost and amortization of prior service cost.

(14) Income Taxes

In accordance with FASB Financial Interpretation Number 48, Accounting for Uncertainty in Income Taxes, we had unrecognized tax benefits of $3.4 million as of January 1, 2009. We continue to recognize interest and penalties as a component of income tax provision and accrued $34,000 for these items as of January 1, 2009.

If we are able to eventually recognize these uncertain tax positions, $3.0 million of our unrecognized benefit would reduce the effective tax rate. We currently have a full valuation allowance against our U.S. net deferred tax asset which would impact the timing of the effective tax rate benefit should any of these uncertain tax positions be favorably settled in the future. Over the next twelve months, we expect an immaterial decline in liabilities associated with our uncertain tax positions as a result of expiring statutes of limitations.

We are subject to federal and state tax examinations for years 1999 forward and 1997 forward, respectively, by virtue of the tax attributes carrying forward from those years. We are also subject to audits in the foreign jurisdictions in which we operate for years 2001 and forward. There are no tax examinations currently in progress.

(15) Commitments and Contingencies

Commitments

In September 2007, we sublet a portion of our facilities in San Jose, California and account for it as an operating lease. This sublease expires in January 2010. As of April 4, 2009, the minimum future sublease payments to be received were $0.5 million.

In July 2007, we capitalized a five-year lease agreement for a new phone system recorded as office equipment. The amortization of this phone system is included with depreciation expense.

In August 2008, we entered into agreements with a leasing company for the sale and leaseback of certain assets for an initial term of four years. The sale price of the items was $6.8 million. There was no gain or loss from this transaction. Under this sale-leaseback arrangement, we have an option to purchase the assets back at the future current fair market value upon the expiration of the lease in 2012. The lease is classified as operating lease in accordance with SFAS No. 13, Accounting for Leases. In January 2009, we bought back assets with value totaling to $1.3 million. As of April 4, 2009, the minimum future lease payments to be made were $4.9 million.

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

Certain of the statements contained herein, which are not historical facts and which can generally be identified by words such as “anticipates,” “expects,” “intends,” “will,” “could,” “believes,” “estimates,” “continues,” and similar expressions, are forward-looking statements under Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that involve risks and uncertainties, such as risks related to timing, delays, deferrals and cancellations of orders by customers, including as a result of semiconductor manufacturing capacity as well as our customers’ financial condition and demand for semiconductors; cyclicality in the semiconductor and nanotechnology industries; general economic and financial market conditions including impact on capital spending, as well as difficulty in predicting changes in such conditions; rapid technological change and the importance of timely product introductions; customer concentration; our dependence on new product introductions and market acceptance of new products and enhanced versions of our existing products; lengthy sales cycles, including the timing of system installations and acceptances; lengthy and costly development cycles for laser-processing and lithography technologies and applications; integration, development and associated expenses of the laser processing operation; pricing pressures and product discounts; high degree of industry competition; intellectual property matters; changes in pricing by us, our competitors or suppliers; international sales; timing of new product announcements and releases by us or our competitors; ability to volume produce systems and meet customer requirements; sole or limited sources of supply; effect of capital market fluctuations on our investment portfolio; ability and resulting costs to attract or retain sufficient personnel to achieve our targets for a particular period; dilutive effect of employee stock option grants on net income per share, which is largely dependent upon our achieving and maintaining profitability and the market price of our stock; mix of products sold; outcome of litigation; manufacturing variances and production levels; timing and degree of success of technologies licensed to outside parties; product concentration and lack of product revenue diversification; inventory obsolescence; asset impairment; changes to financial accounting standards; effects of certain anti-takeover provisions; future acquisitions; volatility of stock price; foreign government regulations and restrictions; business interruptions due to natural disasters or utility failures; environmental regulations; and any adverse effects of terrorist attacks in the United States or elsewhere, or government responses thereto, or military actions in Iraq, Afghanistan and elsewhere, on the economy in general, or on our business in particular. Due to these and additional factors, the statements, historical results and percentage relationships set forth below are not necessarily indicative of the results of operations for any future period. These forward-looking statements are based on management’s current beliefs and expectations, some or all of which may prove to be inaccurate, and which may change. We undertake no obligation to revise or update any forward-looking statements to reflect any event or circumstance that may arise after the date of this report.

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

Net Sales

	Three Months Ended
(In thousands, except percentages)	April 4, 2009	March 29, 2008	Amount of Change	Percentage Change
Sales of:
Products	$22,121	$26,948	$(4,827)	-17.9%
Services	3,452	4,188	(736)	-17.6%
Licenses	82	—	82	—

Total net sales	$25,655	$31,136	$(5,481)	-17.6%

Net sales consist of revenues from products (system and spare parts sales), services and licensing of technologies. Product sales decreased 17.9% to $22.1 million for the quarter ended April 4, 2009, compared to $26.9 million in the corresponding quarter of 2008, primarily due to a change in product mix and lower average selling prices.

On a product market application basis, system sales to the semiconductor industry, consisting of sales to the advanced packaging market, the laser processing applications market and the semiconductor market, decreased $6.2 million to $15.8 million for the quarter ended April 4, 2009, compared to $21.9 million in the corresponding quarter of 2008. This decrease was due to no sales to the laser processing market and a decrease in sales to the advanced packaging market of $1.5 million.

System sales to the nanotechnology market for the quarter ended April 4, 2009 were $4.1 million as compared with $1.6 million in the corresponding quarter of 2008. System sales to the nanotechnology market are highly dependent on customer capacity demand in the industries we serve, including thin film heads, automotive MEMS, LED/laser diodes, and ink jet print heads, and therefore we expect to experience significant variations in sales to this market from quarter to quarter.

Revenues from services for the quarter ended April 4, 2009 decreased to $3.5 million as compared with $4.2 million in the corresponding quarter of 2008 primarily due to fewer new service contracts that were recognized as revenue in the quarter as compared to the corresponding period of 2008.

Revenues from licensing activities for the quarter ended April 4, 2009 were $82,000 primarily due to the resale of our tools by our existing customers to third parties. Pursuant to our license arrangements, such transactions are subject to a license fee based on units sold. Future revenues from licensing activities, if any, will be contingent upon existing and future licensing arrangements. We did not have any such revenues for the corresponding period of 2008. We may not be successful in generating licensing revenues in the future and do not anticipate the recognition of significant levels of licensing income during the remainder of 2009.

At April 4, 2009, we had approximately $2.6 million of deferred product and services income compared to $4.3 million at December 31, 2008. The gross amounts of deferred revenues and deferred costs at April 4, 2009 were $2.6 million and $23,000, respectively. The gross amounts of deferred revenues and deferred costs at December 31, 2008 were $5.3 million and $1.0 million, respectively. Deferred product income is recognized as revenue upon satisfying the contractual obligations for installation and/or customer acceptance. Deferred services income is recognized as revenue ratably over the contract period (for time-based service contracts) or as purchased services are rendered (for contracts based on a purchased quantity of hours).

For the quarter ended April 4, 2009, international net sales were $8.2 million, or 31.8% of total net sales, compared with $18.2 million, or 58.6% of total net sales for the corresponding quarter of 2008. In the quarter ended April 4, 2009 compared to the corresponding quarter of 2008, sales to Europe decreased by $0.5 million, sales to Japan decreased by $7.8 million, sales to Taiwan decreased by $2.6 million and sales to the rest of Asia increased by $0.7 million. We expect sales to international customers will continue to represent a significant portion of our revenues during the remainder of 2009 as companies continue to build their manufacturing plants overseas, especially in Asia.

Our revenue derived from sales in foreign countries is not generally subject to significant exchange rate fluctuations, principally because sales contracts for our systems are generally denominated in U.S. dollars. In Japan, however, orders are sometime denominated in Japanese yen. This subjects us to the risk of currency fluctuations. We attempt to mitigate this risk by entering into foreign currency forward exchange contracts for the period between when an order is received and when it is recorded as revenue. After recording revenue, we use various mechanisms, such as natural hedges, to offset substantial portions of the gains or losses associated with our Japanese yen denominated receivables due to exchange rate fluctuations. We had approximately $7.4 million of Japanese yen denominated receivables at April 4, 2009. International sales expose us to a number of additional risks, including fluctuations in the value of local currencies relative to the U.S. dollar, which impact the relative cost of ownership of our products and, thus, the customer’s willingness to purchase our product. (See “Item 1A Risk Factors: International Sales”).

Gross Profit

On a comparative basis, gross margins decreased to 48.3% for the three months ended April 4, 2009, compared to 49.3% for the corresponding period of 2008. This 1.0 percentage point decrease in gross margin was primarily due to a change in our product mix and lower average selling prices (0.5 percentage points) and severance and benefit charges of $0.2 million recorded during the first quarter of 2009 (0.5 percentage points). There were no severance and benefit charges recorded in cost of sales during the corresponding quarter of 2008.

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

Operating Expenses

	Three Months Ended
(In thousands, except percentages)	April 4, 2009	March 29, 2008	Amount of Change	Percentage Change
Research, development and engineering	$5,177	$5,971	$(794)	-13.3%
Selling, general and administrative	6,963	8,512	(1,549)	-18.2%

Total operating expenses	$12,140	$14,483	$(2,343)	-16.2%

Research, development and engineering expenses for the quarter ended April 4, 2009 were $5.2 million, as compared to $6.0 million for the corresponding period in 2008. This decrease was primarily attributable to lower salary and related expenses of $0.5 million, which were partially offset by severance and benefit charges of $0.3 million recorded during the first quarter of 2009, and lower overall spending resulting from our continuing effort to manage company-wide expenses. As a percentage of net sales, research, development and engineering expenses for the quarter ended April 4, 2009 increased to 20.2% from 19.2% for the corresponding quarter of 2008. This increase was due primarily to the decrease in net sales as compared to the corresponding quarter of 2008 discussed above.

Selling, general, and administrative expenses for the quarter ended April 4, 2009 were $7.0 million as compared to $8.5 million for the corresponding quarter of 2008. This decrease was primarily attributable to lower travel and related expenses of $0.6 million, lower salary and related expenses of $0.3 million, which were partially offset by severance and benefit charges of $0.1 million recorded during the first quarter of 2009, and lower overall spending resulting from our continuing effort to manage company-wide expenses. As a percentage of net sales, selling, general and administrative expenses for the quarter ended April 4, 2009 decreased slightly to 27.1% from 27.3% for the corresponding quarter of 2008.

Interest and Other Income (Expense), Net

Interest and other income (expense), net, which consists primarily of interest income and gain (loss) from foreign currency exchange, was $(45,000) for the three months ended April 4, 2009, as compared with $1.3 million for the comparable period of 2008. This decrease was primarily attributable to a decline in interest income earned by our cash and investment positions of $0.7 million and a loss from foreign currency exchange of $0.5 million. The loss from foreign currency exchange was a result of depreciation of Japanese yen. The lower interest income earned resulted from lower applicable interest rates. The cost of securities sold was determined based on the specific identification method. As of April 4, 2009, the weighted-average maturity of our investment portfolio was less than a year. Changes in interest rates have had, and will continue to have, an impact on our interest income.

Provision for Income Taxes

For the three-month period ended April 4, 2009, we recorded income tax provisions of $6,000, as compared to $166,000 for the comparable period in 2008. The income tax provisions recognized for the three months ended April 4, 2009 resulted primarily from foreign income taxes.

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

Each quarter we assess the likelihood that we will be able to recover our deferred tax assets. We consider available evidence, both positive and negative, including historical levels of income, expectations and risks associated with estimates of future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance. As a result of our analysis, we concluded that it is more likely than not that our net deferred tax assets will not be realized, with the exception of those in Japan and Taiwan. Therefore, we continue to provide a full valuation allowance against net deferred tax assets outside of Japan and Taiwan. We closely monitor available evidence, and may release some or all of the valuation allowance in future period.

In accordance with FASB Financial Interpretation Number 48, Accounting for Uncertainty in Income Taxes, we had unrecognized tax benefits of $3.4 million as of January 1, 2009. We continue to recognize interest and penalties as a component of income tax provision and accrued $34,000 for these items as of January 1, 2009.

If we are able to eventually recognize these uncertain tax positions, $3.0 million of the unrecognized benefit would reduce our effective tax rate. We currently have a full valuation allowance against our U.S. net deferred tax asset which would impact the timing of the effective tax rate benefit should any of these uncertain tax positions be favorably settled in the future. Over the next twelve months, we expect an immaterial decline in liabilities associated with our uncertain tax positions as a result of expiring statutes of limitations.

We are subject to federal and state tax examination for years 1999 forward and 1997 forward, respectively, by virtue of the tax attributes carrying forward from those years. We are also subject to audits in the foreign jurisdictions in which we operate for years 2001 and forward. There are no tax examinations currently in progress.

Outlook

The anticipated timing of orders, shipments and customer acceptances usually requires that we fill a number of production slots in any given quarter in order to meet our sales targets. If we are unsuccessful in our efforts to secure those production orders, or if existing production orders are delayed or cancelled, our results of operations will be materially adversely impacted. Accordingly, we may not be able to achieve or maintain our current or prior level of sales. We presently expect net sales for the second quarter of 2009 to range from 15% lower to 10% higher than the net sales reported in the first quarter of 2009. For the full fiscal year of 2009, we believe total net sales will decrease from the amount reported for 2008 and our operating cash flow will continue to be positive.

Because our net sales are subject to a number of risks, including risks associated with the market acceptance of our new laser processing product line, delays in customer acceptance, intense competition in the capital equipment industry, uncertainty relating to the timing and market acceptance of our products, and the condition of the macro-economy and the semiconductor industry and the other risks described in this report and in our Annual Report on Form 10-K for the year ended December 31, 2008, we may not exceed or even maintain our current or prior level of net sales for any period in the future. Additionally, we believe that the market acceptance and volume production of our advanced packaging systems, laser processing systems and our 1000 Platform steppers are of critical importance to our future financial results. At April 4, 2009, these critical systems represented approximately 77.6% of our backlog. To the extent that these products do not achieve or maintain significant sales due to difficulties involving manufacturing or engineering, the inability to reduce the current long manufacturing cycles for these products, competition, excess capacity in the semiconductor or nanotechnology device industries, or for any other reason, our business, financial condition and results of operations would be materially adversely affected.

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operating activities was $0.1 million for the three months ended April 4, 2009, compared with $9.7 million for the comparable period in 2008. Net cash provided by operating activities during the three months ended April 4, 2009 was primarily attributable to our net income generated from product and service sales and lower overall spending from our cost-cutting measures plus the net effect of non-cash expenses from depreciation, amortization and stock-based compensation charges. Other source of cash from operating activities included decreases in trade receivables was due to strong collections in the three months ended April 4, 2009. These sources of cash were partially offset by uses of cash for purchase of inventories, prepaid expenses and other current assets and lower deferred product and service income. The decrease in deferred product and services income was primarily due to reduced system shipments and acceptance resulting in fewer systems deferred at April 4, 2009. The decreases in accounts payable and other current liabilities were due to reduced purchases made during the period resulting from our cost-cutting measures.

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

During the three months ended April 4, 2009, net cash used in investing activities was $4.2 million, attributable to net purchase of short-term investments of $3.4 million and capital expenditures of $0.8 million during the quarter ended April 4, 2009.

Net cash provided by financing activities was $2.1 million during the three months ended April 4, 2009, attributable to net proceeds of $2.5 million under our notes payable offset partially by tax payments of $0.5 million for the issuance of common stock from the release of restricted stock units under our employee stock option plans.

At April 4, 2009, we had working capital of $184.7 million. Our principal sources of liquidity at April 4, 2009 consisted of $151.2 million in cash, cash equivalents and short-term investments, net of outstanding borrowings under our line of credit. We have a line of credit agreement with a brokerage firm. Under the terms of this agreement, we may borrow funds at a cost equal to the current Federal funds open rate plus 125 basis points (approximately 1.44% as of April 4, 2009). Certain of our cash, cash equivalents and marketable securities secure borrowings outstanding under this facility, but we are not restricted in the use of those assets. Funds are advanced to us under this facility in accordance with pre-determined advance rates based on the cash and securities held by us in this brokerage account. This agreement has no set expiration date and there are no loan covenants other than a collateral requirement. As of April 4, 2009, $8.5 million was outstanding under this facility, with a related collateral requirement of approximately $11.3 million of our cash, cash equivalents and short-term investments.

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

Critical Accounting Policies

The discussion and analysis of our financial condition and results of operations are based upon our unaudited condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. On an on-going basis, we evaluate our critical accounting policies and estimates. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. Our critical accounting policies and estimates are discussed in our annual report on Form 10-K for the fiscal year ended December 31, 2008.

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

Reference is made to Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report on Form 10-K for the year ended December 31, 2008 and to the subheading “Derivative Instruments and Hedging” under the heading “Notes to Consolidated Financial Statements” in Item 8, “Financial Statements and Supplementary Data” of our Annual Report on
Form 10-K for the year ended December 31, 2008.

Interest Rate Risk

Our exposure to market risk due to potential changes in interest rates relates primarily to our investment portfolio, which consisted primarily of fixed interest rate instruments as of April 4, 2009. We maintain an investment policy designed to ensure the safety and preservation of our invested funds by limiting market risk and the risk of default.

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

As of April 4, 2009, we did not have any investments in mortgage backed or auction rate securities or any security investments in the financial service sector. However, we intend to closely monitor developments in the credit markets and make appropriate changes to our investment policy as we deem necessary or advisable. Based on our ability to liquidate our investment portfolio and our expected operating cash flows, we do not anticipate any liquidity constraints as a result of the current credit environment.

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

We use foreign currency forward contracts to hedge the risk that outstanding Japanese yen denominated receipts from customers for actual or forecasted sales of equipment may be adversely affected by changes in foreign currency exchange rates. Our hedging programs reduce, but do not always entirely eliminate, the impact of currency movements. See “Derivative Instruments and Hedging” in Note 6 under the heading “Notes to Condensed Consolidated Financial Statements” of Item 1, “Financial Statements” herein for further disclosures.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended April 4, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The semiconductor industry historically has been highly cyclical and has experienced periods of oversupply, which have in turn affected the market for semiconductor equipment such as ours and which can adversely affect our results of operations during such periods.

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

Historically, we have sold a substantial portion of our systems to a limited number of customers. In the three-month period ended April 4, 2009, our top five customers accounted for 96.3% of our system sales compared to 81.4%, in the comparable period of 2008. We expect that sales to a relatively few customers will continue to account for a high percentage of our net sales in the foreseeable future and believe that our financial results depend in significant part upon the success of these major customers and our ability to meet their future capital equipment needs. Although the composition of the group comprising our largest customers may vary from period to period, the loss of a significant customer or any reduction in orders by a significant customer, including reductions due to market, economic or competitive conditions in the semiconductor, semiconductor packaging or nanotechnology industries or in the industries that manufacture products utilizing integrated circuits, thin film heads or other nanotechnology components, would likely have a material adverse effect on our business, financial condition and results of operations. Our ability to maintain or increase our sales in the future depends, in part, on our ability to obtain orders from new customers as well as the financial condition and success of our existing customers, the semiconductor and nanotechnology industries and the economy in general.

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

On a market application basis, sales to the semiconductor industry, primarily for advanced packaging applications and laser thermal processing applications, accounted for 79.3% and 93.3% of system revenue for the first quarter of 2009 and 2008, respectively, while sales to nanotechnology manufacturers, including micro systems, thin film head and optical device manufacturers, accounted for the remainder of our systems revenue. Our future operating results and financial condition would be materially adversely impacted by a downturn in any of these industries, or by loss of market share in any of these industries. A growing portion of our backlog of system orders is comprised of laser spike annealing tools. To date, we have limited customer experience with this technology. Should significant demand not materialize, due to technical, production, market, or other factors, our business, financial position and results of operations would be materially adversely impacted.

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

The semiconductor and nanotechnology manufacturing industries are subject to rapid technological change, evolving industry standards and new product introductions and enhancements. Our ability to be competitive in these and other markets will depend, in part, upon our ability to develop new and enhanced systems and related applications, and to introduce these systems and related applications at competitive prices and on a timely and cost-effective basis to enable customers to integrate them into their operations either prior to or as they begin volume product manufacturing. We will also be required to enhance the performance of our existing systems and related applications. Our success in developing new and enhanced systems and related applications depends upon a variety of factors, including product selection, timely and efficient completion of product design, timely and efficient implementation of manufacturing and assembly processes, product performance in the field and effective sales and marketing. Because new product development commitments must be made well in advance of sales, new product decisions must anticipate both future customer requirements and the technology that will be available to meet those requirements. We may not be successful in selecting, developing, manufacturing or marketing new products and related applications or enhancing our existing products and related applications. Any such failure would materially adversely affect our business, financial condition and results of operations. Further, we may make substantial investments in new products before we know whether they are technically feasible or commercially viable, and as a result may incur significant product development expenses that do not result in new products or revenues

Because of the large number of components in our systems, significant delays can occur between a system’s introduction and our commencement of volume production of such systems. We have experienced delays from time to time in the introduction of, and technical and manufacturing difficulties with, certain of our systems and enhancements and related application tools features and options, and may experience delays and technical and manufacturing difficulties in future introductions or volume production of new systems or enhancements and related application tools features and options.

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

Although we attempt to protect our intellectual property rights through patents, copyrights, trade secrets and other measures, we believe that our success will depend more upon the innovation, technological expertise and marketing abilities of our employees. Nevertheless, we have a policy of seeking patents when appropriate on inventions resulting from our ongoing research and development and manufacturing activities. We own 154 United States and foreign patents, which expire on dates ranging from December 2009 to August 2026 and have 54 United States and foreign patent applications pending. In addition, we have various registered trademarks and copyright registrations covering mainly applications used in the operation of our systems. We also rely upon trade secret protection for our confidential and proprietary information. We may not be able to protect our technology adequately and competitors may be able to develop similar technology independently. Our pending patent applications may not be issued or U.S. or foreign intellectual property laws may not protect our intellectual property rights. In addition, litigation may be necessary to enforce our patents, copyrights or other intellectual property rights, to protect our trade secrets, to determine the validity and scope of the proprietary rights of others or to defend against claims of infringement. Such litigation has resulted in, and in the future could result in, substantial costs and diversion of resources and could have a material adverse effect on our business, financial condition and results of operations, regardless of the outcome of the litigation. Patents issued to us may be challenged, invalidated or circumvented and the rights granted thereunder may not provide competitive advantages to us. Furthermore, others may independently develop similar technology or products, or, if patents are issued to us, design around the patents issued to us. Invalidation of our patents related to those technologies, or the expiration of patents covering our key technologies, could allow our competitors to more effectively compete against us, which could result in less revenue for us.

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

International sales accounted for approximately 31.8% of total net sales for the three—month period ended April 4, 2009, compared to 58.6% in the comparable period of 2008. We anticipate that international sales will continue to account for a significant portion of total net sales. As a result, a significant portion of our net sales will continue to be subject to certain risks, including unexpected changes in regulatory requirements; difficulty in satisfying existing regulatory requirements; exchange rate fluctuations; tariffs and other barriers; political and economic instability; difficulties in accounts receivable collections; reduced protection of intellectual property; natural disasters; difficulties in staffing and managing foreign subsidiary and branch operations; and potentially adverse tax consequences.

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

Our cash equivalent and short-term investment portfolio as of April 4, 2009 consisted of securities and obligations of U.S. government agencies and money market funds. We follow an established investment policy and set of guidelines to monitor, manage and limit our exposure to interest rate and credit risk. The policy sets forth credit quality standards and limits our exposure to any one issuer, as well as our maximum exposure to various asset classes.

As a result of current financial market conditions, investments in some financial instruments, such as structured investment vehicles, sub-prime mortgage-backed securities and collateralized debt obligations, may lose some or all of their value due to liquidity and credit concerns. As of April 4, 2009, we had no holdings in these categories of investments and no impairment charge associated with our short-term investment portfolio. Although we believe our current investment portfolio has little risk of impairment, we cannot predict future market conditions or market liquidity and our investment portfolio could become impaired.

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

As of April 4, 2009, we had options and restricted stock units to purchase approximately 4.9 million shares of our Common Stock outstanding. Among other determinants, the market price of our stock has a major bearing on the number of shares subject to outstanding stock options and restricted stock units that are included in the weighted-average shares used in determining our net income per share. During periods of extreme volatility, the impact of higher stock prices can have a materially dilutive effect on our net income per share. Additionally, shares subject to outstanding options and restricted stock units are excluded from the calculation of net income per share when we have a net loss or when the exercise price and the average unrecognized compensation cost of the stock option or restricted stock unit is greater than the average market price of our Common Stock, as the impact of the stock options or restricted stock units would be anti-dilutive.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

3.1(a)	Amended and Restated Certificate of Incorporation of the Registrant, filed October 6, 1993.

3.1.1(a)	Certificate of Amendment of the Amended and Restated Certificate of Incorporation of the Company, dated May 17, 1995.

3.1.2(a)	Certificate of Amendment of the Amended and Restated Certificate of Incorporation of the Company, dated June 17, 1998.

3.1.3(a)	Certificate of Amendment of the Amended and Restated Certificate of Incorporation of the Company, dated June 20, 2003.

3.2(b)	Bylaws of the Registrant, as amended.

10.1(c)	Form of Indemnification Agreement entered into between the Registrant and each of its Directors and Officers.

10.2	Description of 2009 Management Incentive Plan.

31.1	Certification of Chief Executive Officer required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(a)	Previously filed with our Quarterly Report on Form 10-Q for the quarter ended June 28, 2003 (Commission File No. 0-22248) and incorporated herein by reference.

(b)	Previously filed with our Current Report on Form 8-K filed on October 20, 2008 (Commission File No. 0-22248) and incorporated herein by reference.

(c)	Previously filed with our Current Report on Form 8-K on January 30, 2009 (Commission File No. 0-22248) and incorporated herein by reference.

*	Exhibit 32.1 is being furnished and shall not be deemed to be filed for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, nor shall such exhibit be deemed to be incorporated by reference in any registration statement or other document filed under the Securities Act, or the Exchange Act, except as otherwise stated in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ULTRATECH, INC. (Registrant)

Date: April 30, 2009	By:	/s/ BRUCE WRIGHT
Bruce Wright
Senior Vice President, Finance and Chief
Financial Officer (Duly Authorized Officer
and Principal Financial and Accounting Officer)

EXHIBIT INDEX

3.1(a)	Amended and Restated Certificate of Incorporation of the Registrant, filed October 6, 1993.

3.1.1(a)	Certificate of Amendment of the Amended and Restated Certificate of Incorporation of the Company, dated May 17, 1995.

3.1.2(a)	Certificate of Amendment of the Amended and Restated Certificate of Incorporation of the Company, dated June 17, 1998.

3.1.3(a)	Certificate of Amendment of the Amended and Restated Certificate of Incorporation of the Company, dated June 20, 2003.

3.2(b)	Bylaws of the Registrant, as amended.

10.1(c)	Form of Indemnification Agreement entered into between the Registrant and each of its Directors and Officers.

10.2	Description of 2009 Management Incentive Plan.

31.1	Certification of Chief Executive Officer required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(a)	Previously filed with our Quarterly Report on Form 10-Q for the quarter ended June 28, 2003 (Commission File No. 0-22248) and incorporated herein by reference.

(b)	Previously filed with our Current Report on Form 8-K on October 20, 2008 (Commission File No. 0-22248) and incorporated herein by reference.

(c)	Previously filed with our Current Report on Form 8-K on January 30, 2009 (Commission File No. 0-22248) and incorporated herein by reference.

*	Exhibit 32.1 is being furnished and shall not be deemed to be filed for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, nor shall such exhibit be deemed to be incorporated by reference in any registration statement or other document filed under the Securities Act, or the Exchange Act, except as otherwise stated in such filing.