Form 10-Q
period 2009-07-04
ULTRATECH INC
filed 2009-08-06
CIK 909791

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 4, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Non-accelerated filer	☐

Accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding as of July 31, 2009
common stock, $0.01 par value	21,818,898

ULTRATECH, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

ULTRATECH, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)	July 4, 2009	December 31, 2008*
	(Unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$74,629	$94,034
Short-term investments	79,816	64,464
Accounts receivable, net	19,128	18,318
Inventories	28,758	31,618
Prepaid expenses and other current assets	3,681	4,836

Total current assets	206,012	213,270

Equipment and leasehold improvements, net	12,459	12,788
Demonstration inventories	1,240	82
Other assets	2,736	3,051

Total assets	$222,447	$229,191

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Notes payable	$9,600	$6,000
Accounts payable	4,068	8,830
Deferred product and services income	2,356	4,328
Other current liabilities	5,998	9,923

Total current liabilities	22,022	29,081

Other liabilities	6,442	6,687

Stockholders’ equity	193,983	193,423

Total liabilities and stockholders’ equity	$222,447	$229,191

*	The Balance Sheet as of December 31, 2008 has been derived from the audited financial statements at that date.

See accompanying notes to unaudited condensed consolidated financial statements

ULTRATECH, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended		Six Months Ended
(In thousands, except per share amounts)	July 4, 2009	June 28, 2008	July 4, 2009	June 28, 2008
Net sales:
Products	$15,006	$27,254	$37,127	$54,202
Services	3,590	4,407	7,042	8,595
Licenses	—	400	82	400

Total net sales	18,596	32,061	44,251	63,197

Cost of sales:
Cost of products sold	9,308	14,539	20,700	28,216
Cost of services	2,156	2,337	4,027	4,432

Total cost of sales	11,464	16,876	24,727	32,648

Gross profit	7,132	15,185	19,524	30,549

Operating expenses:
Research, development, and engineering	4,458	5,811	9,635	11,782
Selling, general, and administrative	5,961	7,648	12,924	16,160

Operating income (loss)	(3,287)	1,726	(3,035)	2,607

Interest expense	319	(27)	309	(99)
Interest and other income, net	2,439	1,065	2,394	2,374

Income (loss) before income tax	(529)	2,764	(332)	4,882
Provision for income taxes	(42)	180	(36)	346

Net income (loss)	$(487)	$2,584	$(296)	$4,536

Net income (loss) per share - basic	$(0.02)	$0.11	$(0.01)	$0.19
Number of shares used in per share computations - basic	23,669	23,488	23,644	23,472
Net income (loss) per share - diluted	$(0.02)	$0.11	$(0.01)	$0.19
Number of shares used in per share computations - diluted	23,669	23,823	23,644	23,576

See accompanying notes to unaudited condensed consolidated financial statements

ULTRATECH, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended
(In thousands)	July 4, 2009	June 28, 2008
Cash flows from operating activities:
Net income (loss)	$(296)	$4,536
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	2,219	3,068
Amortization	227	608
Accretion of asset retirement obligations	84	77
Gain on disposal of equipment	(10)	(3)
Stock-based compensation	1,095	1,167
Deferred income taxes	(12)	—
Changes in operating assets and liabilities:
Accounts receivable	(810)	9,723
Inventories	1,702	(4,813)
Prepaid expenses and other current assets	1,155	(154)
Demonstration inventories	—	(668)
Other assets	258	(145)
Accounts payable	(4,762)	3,084
Deferred product and services income	(1,972)	(6,559)
Other current liabilities	(3,841)	2,637
Other liabilities	(317)	(514)

Net cash provided by (used in) operating activities	(5,280)	12,044

Cash flows from investing activities:
Capital expenditures	(1,994)	(1,228)
Proceeds from sales of fixed assets	10	3
Purchase of investments in securities	(47,169)	(47,219)
Proceeds from maturities of investments	31,477	99,242

Net cash provided by (used in) investing activities	(17,676)	50,798

Cash flows from financing activities:
Proceeds from notes payable	18,103	31,116
Repayment of notes payable	(14,503)	(33,210)
Proceeds from issuance of common stock for stock option exercises	405	950
Tax payment for issuance of common stock from release of restricted stock units	(454)	—

Net cash provided by (used in) financing activities	3,551	(1,144)

Net increase (decrease) in cash and cash equivalents	(19,405)	61,698

Cash and cash equivalents at beginning of period	94,034	54,586

Cash and cash equivalents at end of period	$74,629	$116,284

Supplemental disclosures of cash flow information:
Other non-cash activities:
Capital lease of phone system	$—	$42
Systems transferred from (to) inventory to (from) equipment and other assets	$1,158	$(165)

See accompanying notes to unaudited condensed consolidated financial statements

Ultratech, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

July 4, 2009

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

Our fiscal periods end on the Saturday closest to month-end, except that our fiscal year ends on December 31. All references to the quarter refer to our fiscal quarter. Our fiscal quarters covered by this report ended on July 4, 2009 and June 28, 2008.

Operating results for the three and six months ended July 4, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009 or any future period.

We have evaluated subsequent events, as defined by Statement of Financial Accounting Standards (“SFAS”) No. 165, Subsequent Events, through August 6, 2009, which is the date that the financial statements were issued.

USE OF ESTIMATES—The preparation of the financial statements and related disclosures in conformity with accounting principles generally accepted in the United States requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and the related disclosure of contingent assets and liabilities at the date of the consolidated financial statements. By their nature, these estimates and judgments are subject to an inherent degree of uncertainty. On an ongoing basis, we evaluate our estimates, including those related to inventories, warranty obligations, purchase order commitments, asset retirement obligations, bad debts, estimated useful lives of fixed assets, asset impairment, income taxes, intangible assets, contingencies and litigation. We base our estimates on historical experience and on various other analyses and assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS—In December 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 141 (revised 2007), Business Combinations (“SFAS No. 141R”). SFAS No. 141R establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree and the goodwill acquired. SFAS No. 141R also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. SFAS No. 141R is effective for fiscal years beginning after December 15, 2008. We adopted this statement on January 1, 2009 and the adoption did not have an impact on our results of operations or financial position.

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

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133 (“SFAS No. 161”), which requires enhanced disclosures about an entity’s derivative and hedging activities. The statement requires that objectives for using derivative instruments be disclosed in terms of underlying risk and accounting designation. SFAS No. 161 is effective for fiscal years beginning after November 15, 2008 and interim periods within those fiscal years, with earlier adoption encouraged. We adopted this statement on January 1, 2009 and the adoption did not have an impact on our results of operations or financial position. See “Derivative Instruments and Hedging” in Note 7 for the disclosures.

In June 2008, FASB issued FSP EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities (“FSP EITF 03-6-1”). FSP EITF 03-6-1 requires companies to treat unvested share-based payment awards that have non-forfeitable rights to dividend or dividend equivalents as a separate class of securities in calculating earnings per share. FSP EITF 03-6-1 is effective for financial statements issued for fiscal years and interim periods beginning after December 15, 2008 and requires retrospective adjustment to earnings per share data. We adopted this statement on January 1, 2009 and the adoption did not have an impact on our results of operations or financial position.

In February 2008, the FASB issued FASB Staff Position (FSP) No. SFAS 157-2, Effective Date of FASB Statement No. 157 (“FSP SFAS 157-2”), which delays the effective date of SFAS No. 157, Fair Value Measurement (“SFAS No. 157”), for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), until fiscal years beginning after November 15, 2008 and interim periods within those fiscal years. SFAS No. 157 establishes a framework for measuring fair value and expands disclosures about fair value measurements. These nonfinancial items include assets and liabilities such as reporting units measured at fair value in a goodwill impairment test and nonfinancial assets acquired and liabilities assumed in a business combination. We adopted FSP SFAS 157-2 on January 1, 2009 and the adoption did not have an impact on our results of operations or financial position.

In April 2009, the FASB issued FSP SFAS No. 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly (“FSP SFAS 157-4”), which provides additional guidance for estimating fair value in accordance with SFAS No. 157 when the volume and level of activity for the asset or liability have significantly decreased. FSP SFAS 157-4 also includes guidance on identifying circumstances that indicate a transaction is not orderly. In addition, FSP SFAS 157-4 requires disclosure in interim and annual periods of the inputs and valuation techniques used to measure fair value and a discussion of changes in valuation techniques. We adopted FSP SFAS 157-4 during the three-month period ended July 4, 2009 and the adoption did not have an impact on our results of operations or financial position.

In April 2009, the FASB issued FSP SFAS No. 107-1, Interim Disclosures about Fair Value of Financial Instruments (“FSP SFAS 107-1”), which amends FASB Statement No. 107, Disclosures about Fair Value of Financial Instruments, to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. We adopted FSP SFAS 107-1 during the three-month period ended July 4, 2009 and the adoption did not have an impact on our results of operations or financial position. See “Investments” in Note 6 for the disclosures.

In April 2009, the FASB issued FSP SFAS No. 115-2 and SFAS No. 124-2, Recognition and Presentation of Other-Than-Temporary Impairments (“FSP SFAS 115-2/124-2”), which amends the requirements for the recognition and measurement of other-than-temporary impairments for debt securities by modifying the pre-existing “intent and ability” indicator. Under FSP 115-2/124-2, an other-than-temporary impairment is triggered in circumstances where (1) an entity has the intent to sell the security, (2) it is more likely than not that the entity will be required to sell the security before recovery of its amortized cost basis, or (3) the entity does not expect to recover the entire amortized cost basis of the security. Additionally, FSP SFAS 115-2/124-2 changes the presentation of an other-than-temporary impairment in the income statement for those impairments involving credit losses. The credit loss component of the impairment charge will be recognized in earnings and the remainder of the impairment will be recorded in other comprehensive income (loss). FSP 115-2/124-2 does not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities. We adopted FSP 115-2/124-2 during the three-month period ended July 4, 2009 and the adoption did not have an impact on our results of operations or financial position.

In May 2009, the FASB issued SFAS No. 165, Subsequent Events (“SFAS No. 165), which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. SFAS No. 165 distinguishes between subsequent events that should be recognized in the financial statements and those that should not. It requires disclosure of the date through which subsequent events were evaluated. We adopted this statement during the three-month period ended July 4, 2009 and the adoption did not have an impact on our results of operations or financial position.

In June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles—a replacement of FASB Statement No. 162. This statement will replace SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles, and will establish the FASB Accounting Standards Codification (“Codification”) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with accounting principles generally accepted in the United States (“U.S. GAAP”). Rules and interpretive releases of the Securities and Exchange Commission (“SEC”) under authority of federal securities laws are also sources of authoritative U.S. GAAP for SEC registrants. On the effective date of this statement, the Codification will supersede all then-existing non-SEC accounting and reporting standards. All other non-grandfathered non-SEC accounting literature not included in the Codification will become non-authoritative. This statement is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The adoption of this statement is not expected to have an impact on our results of operations or financial position.

(3) Stock-Based Compensation

Stock-based compensation expense recognized under SFAS No. 123 (revised 2004), Share-Based Payment (“SFAS No. 123R”), for employees and directors and the effect on our Condensed Consolidated Statements of Operations were as follows:

	Three Months Ended		Six Months Ended
(In thousands)	July 4, 2009	June 28, 2008	July 4, 2009	June 28, 2008
Cost of Sales	$31	$52	$58	$80
Research, development, and engineering	111	116	210	223
Selling, general and administrative expenses	431	477	827	864

Total stock-based compensation expense	$573	$645	$1,095	$1,167

Compensation cost capitalized as part of inventory was immaterial during each of the three- and six-month periods ended July 4, 2009 and June 28, 2008.

As required by SFAS No. 123R, we estimate expected option forfeitures and recognize compensation costs only for those equity awards expected to vest. As of July 4, 2009, there were $2.0 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under our 1993 Stock Option Plan/Stock Issuance Plan, as amended (“1993 Plan”), and our 1998 Supplemental Stock Option/Stock Issuance Plan, as amended ( “1998 Plan”). That cost is expected to be recognized over a weighted average period of 2.7 years.

These plans provide for the grant of stock-based awards to our eligible employees, consultants and advisors and non-employee directors. We believe that such awards better align the interests of our employees with those of our stockholders. There were no shares reserved for future awards under the 1998 Plan since the plan expired on October 19, 2008. However, as of July 4, 2009, there were 2.1 million shares reserved for future awards under the 1993 Plan.

We used the following weighted-average assumptions to estimate the fair value of our stock options granted during the three- and six-month periods ended July 4, 2009 and June 28, 2008:

	Three Months Ended		Six Months Ended
	July 4, 2009	June 28, 2008	July 4, 2009	June 28, 2008
Expected life (in years)	*	5.33	5.15	5.33
Risk-free interest rate	*	2.95%	1.75%	2.80%
Volatility factor	*	0.44	0.51	0.48
Dividend yield	*	—	—	—

*	Not presented as we did not grant any stock options during the three-month period ended July 4, 2009.

(4) Net Income Per Share

The following sets forth the computation of basic and diluted net income per share:

	Three Months Ended		Six Months Ended
(In thousands, except per share amounts)	July 4, 2009	June 28, 2008	July 4, 2009	June 28, 2008
Numerator:
Net income (loss)	$(487)	$2,584	$(296)	$4,536

Denominator:
Basic weighted-average shares outstanding	23,669	23,488	23,644	23,472
Effect of dilutive employee stock options and restricted stock units	—	335	—	104

Diluted weighted-average shares outstanding	23,669	23,823	23,644	23,576

Net income (loss) per share - basic:
Net income (loss)	$(0.02)	$0.11	$(0.01)	$0.19

Net income (loss) per share - diluted:
Net income (loss)	$(0.02)	$0.11	$(0.01)	$0.19

For the three- and six-month periods ended July 4, 2009, 4.5 million and 4.6 million shares of common stock, respectively, subject to outstanding options were excluded from the computation of diluted net income per share, as the effect would have been anti-dilutive, compared to 2.9 million and 4.6 million shares of common stock subject to outstanding options in the corresponding periods of 2008. In addition, for each of the three and six months ended July 4, 2009, there were 0.2 million shares of common stock underlying outstanding restricted stock units excluded from the computation compared to 0.1 million shares in the corresponding period of 2008. Options and restricted stock units are anti-dilutive when we have a net loss or when the exercise price and the average unrecognized compensation cost of the stock option or restricted stock unit is greater than the average market price of our common stock during the period.

(5) Fair Value Measurements

On January 1, 2008, we adopted SFAS No. 157 for financial assets and liabilities recognized at fair value on a recurring basis. On January 1, 2009, we adopted FSP SFAS 157-2 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis. These nonfinancial items include assets and liabilities such as reporting units measured at fair value in a goodwill impairment test and nonfinancial assets acquired and liabilities assumed in a business combination. The adoption of this deferred portion of SFAS No. 157 did not have any impact on our results of operations or financial position.

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

We measure certain financial assets and liabilities at fair value on a recurring basis, including available-for-sale securities and foreign currency derivatives. The fair value of these certain financial assets and liabilities was determined using the following inputs at July 4, 2009 and December 31, 2008, respectively:

	Fair Value Measurements at July 4, 2009 Using
(In thousands)	Total	Quated Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available-for-sale securities(1)	$135,576	$53,760	$81,816	$—
Foreign currency derivatives(2)	5	—	5	—

	$135,581	$53,760	$81,821	$—

	Fair Value Measurements at December 31, 2008 Using
(In thousands)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available-for-sale securities(1)	$137,110	$56,658	$80,452	$—
Foreign currency derivatives(2)	198	—	$198	—

	$137,308	$56,658	$80,650	$—

(1)	Included in cash and cash equivalents and short-term investments on our condensed consolidated balance sheet.
(2)	Included in other current liabilities on our condensed consolidated balance sheet. See “Investments” in Note 6 for further details.

Our available-for-sale securities at July 4, 2009 consisted of securities and obligations of U.S. government agencies (50% of total), money market funds (42% of total), commercial paper (7% of total) and corporate debt securities (1% of total), as compared to securities and obligations of U.S. government agencies (46% of total), money market funds (41% of total) and commercial paper (13% of total) at December 31, 2008. Included in available-for-sale securities at July 4, 2009 and December 31, 2008 were cash equivalents of $55.8 million and $72.6 million, respectively. Cash equivalents consist primarily of instruments with maturities of three months or less at the date of purchase.

Foreign currency derivatives at July 4, 2009 and December 31, 2008 consisted of forward foreign exchange contracts for the Japanese yen. See “Investments” in Note 6 for further details.

(6) Investments

We classified all of our investments as “available for sale” as of July 4, 2009 and December 31, 2008. Accordingly, we state our investments at estimated fair value. Fair values are determined based on quoted market prices or pricing models using current market rates. We deem all investments to be available to meet current working capital requirements. The cost of securities sold was determined based on the specific identification method.

The following is a summary of our investments:

	July 4, 2009				December 31, 2008
Cash equivalents and Available-for-sale Investments (in thousands)	Amortized Cost	Accumulated Other Comprehensive		Estimated Fair Value	Amortized Cost	Accumulated Other Comprehensive		Estimated Fair Value
		Gains	Losses			Gains	Losses
Securities and obligations of U.S. government agencies	$70,258	$370	$1	$70,627	$61,819	$638	$—	$62,457
U.S. corporate debt securities	1,207	—	10	1,197	—	—	—	—
Money market funds and commercial paper	63,754	—	2	63,752	74,642	11	—	74,653

Total	$135,219	$370	$13	$135,576	$136,461	$649	$—	$137,110

The following is a reconciliation of our investments to the balance sheet classifications at July 4, 2009 and December 31, 2008:

(In thousands)	July 4, 2009	December 31, 2008
Cash equivalents	$55,760	$72,646
Short-term investments	79,816	64,464

Investments, at estimated fair value	$135,576	$137,110

The gross amortized cost and estimated fair value of our investments at July 4, 2009 and December 31, 2008, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because the issuers of the securities may have the right to prepay obligations without prepayment penalties.

	July 4, 2009		December 31, 2008
(In thousands)	Gross Amortized Cost	Fair Value	Gross Amortized Cost	Fair Value
Due in one year or less	$134,012	$134,379	$122,241	$122,658
Due after one year through five years	1,207	1,197	14,220	14,452

Total	$135,219	$135,576	$136,461	$137,110

We do not have any cash equivalents and investments with unrealized losses at December 31, 2008. The following table provides the breakdown of the cash equivalents and investments with unrealized losses at July 4, 2009:

	In Loss Position for Less Than 12 Months		In Loss Position for More Than 12 Months		Total
(In thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
U.S. Treasury securities and obligations of the U.S. government agencies	$1,999	$1	$—	$—	$1,999	$1
U.S. corporate debt securities	1,197	10	—	—	1,197	10
Money market funds and commercial paper	9,992	2	—	—	9,992	2

Total	$13,188	$13	$—	$—	$13,188	$13

We review our investment portfolio regularly for impairment. A security is considered impaired when its fair value is less than its cost basis. If we intend to sell an impaired debt security or it is more likely than not that we will be required to sell it prior to recovery of its amortized cost basis, an other-than-temporary-impairment (“OTTI”) is deemed to have occurred. In these instances, the OTTI loss is recognized in earnings equal to the entire difference between the debt security’s amortized cost basis and its fair value at the balance sheet date.

If we do not intend to sell an impaired debt security and it is not more likely than not that we will be required to sell it prior to recovery of its amortized cost basis, we must determine whether it will recover its amortized cost basis. If we conclude it will not, a credit loss exists and the resulting OTTI is separated into:

•	The amount representing the credit loss, which is recognized in earnings, and

•	The amount related to all other factors, which is recognized in other comprehensive income.

As part of this assessment we will consider the various characteristics of each security, including, but not limited to the following: the length of time and the extent to which the fair value has been less than the amortized cost basis; adverse conditions specifically related to the security, an industry, or a geographic area; the payment structure of the debt security; failure of the issuer of the security to make scheduled interest or principal payments; any changes to the rating of the security by a rating agency and related outlook or status; recoveries or additional declines in fair value subsequent to the balance sheet date. The relative importance of this information varies based on the facts and circumstances surrounding each security, as well as the economic environment at the time of assessment.

We have not recorded any OTTI of our investments during the three- and six-month periods ended July 4, 2009 and June 28, 2008.

(7) Derivative Instruments and Hedging

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

Under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS No. 133”), all derivatives are recorded on the balance sheet at fair value. The gains and losses resulting from changes in fair value are accounted for depending on the use of the derivative and whether it is designated and qualifies for hedge accounting. All of our derivatives are designated as hedging instruments under SFAS No. 133. The fair value of derivative instruments recorded in our Condensed Consolidated Balance Sheets is as follows:

	Asset Derivatives as of July 4, 2009
(In thousands)	Balance Sheet Location	Fair Value
Foreign exchange contracts	Other current liabilities	$5

Total derivatives		$5

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

We calculate hedge effectiveness at a minimum each fiscal quarter. We measure hedge effectiveness by comparing the cumulative change in the spot rate of the derivative with the cumulative change in the spot rate of the anticipated sales transactions. We record any excluded components of the hedge in interest and other income (expense), net. There was no hedge ineffectiveness for the quarter ended July 4, 2009 and we did not have any derivatives classified as cash flow hedges at July 4, 2009. The following sets forth the effect of the derivative instruments on our Condensed Consolidated Statements of Operations for the six-month period ended July 4, 2009:

Derivatives in SFAS No. 133 Cash Flow Hedging Relationship	Amount of Loss Recognized in OCI on Derivative (Effective Portion) (in thousands)	Location of Loss Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Loss Reclassified from Accumulated OCI into Income (Effective Portion) (in thousands)	Location of Gain Recognized in Income on Derivative (Amount Excluded from Effectiveness Testing)	Amount of Gain Recognized in Income on Derivative (Amount Excluded from Effectiveness Testing) (in thousands)
Foreign exchange contracts	$40	Product Sales	$40	Interest and other income (expense), net	$1

Fair Value Hedging

We manage the foreign currency risk associated with Japanese yen denominated assets and liabilities using foreign exchange forward contracts. The change in fair value of these derivatives is recognized as a component of interest and other income (expense), net and is intended to offset the remeasurement gains and losses associated with the non-functional currency denominated assets and liabilities. At July 4, 2009, we had currency forward contracts for the sale of 37 million Japanese yen, or approximately $0.4 million. The fair value of derivatives classified as balance sheet hedges at July 4, 2009 was a liability of $5,000 recorded as “other current liabilities.” The following sets forth the effect of the derivative instruments on our Condensed Consolidated Statements of Operations for the three- and six-month periods ended July 4, 2009:

		Amount of Gain (Loss) Recognized in Income on Derivatives
Derivatives in SFAS No. 133 Fair Value Hedging Relationship	Location of Gain Recognized in Income on Derivatives	Three Months Ended July 4, 2009 (in thousands)	Six Months Ended July 4, 2009 (in thousands)
Foreign exchange contracts	Interest and other income (expense), net	$(412)	$231

(8) Inventories

Inventories consist of the following:

(In thousands)	July 4, 2009	December 31, 2008
Raw materials	$13,170	$15,380
Work-in-process	5,702	7,175
Finished products	9,886	9,063

	$28,758	$31,618

(9) Notes Payable

We have a line of credit agreement with a brokerage firm. Under the terms of this agreement, we may borrow funds at a cost equal to the current Federal funds open rate plus 125 basis points (approximately 1.46% as of July 4, 2009). Funds are advanced to us under this facility based on pre-determined advance rates on the cash and securities held by us in this brokerage account. Under this facility, we may borrow up to 75% of our total cash, cash equivalents and investments balance in this brokerage account with no restriction in the use of those assets. This agreement has no set expiration date and there are no loan covenants, other than the aforementioned collateral requirement. As of July 4, 2009, $9.6 million was outstanding under this facility, with a related collateral requirement of approximately $12.8 million of our cash, cash equivalents and investments.

(10) Other Current Liabilities

Other current liabilities consist of the following:

(In thousands)	July 4, 2009	December 31, 2008
Salaries and benefits	$3,745	$4,949
Warranty accrual	995	1,522
Accrued taxes-other	264	1,374
Capital lease, current portion	116	113
Other	878	1,965

	$5,998	$9,923

Warranty Accrual

We generally warrant our products for a period of twelve months for new products, or three months for refurbished products, from the date of customer acceptance for material and labor to repair the product; accordingly, an accrual for the estimated cost of the warranty is recorded at the time the product is shipped. Extended warranty terms, if granted, result in deferral of revenue equating to our standard pricing for similar service contracts. Recognition of the related warranty cost is deferred until product revenue is recognized. Factors that affect our warranty liability include the number of installed units, historical and anticipated rates of warranty claims, and cost per claim. We periodically assess the adequacy of our recorded warranty liabilities and adjust the amounts as necessary. We believe our warranty accrual, as of July 4, 2009, will be sufficient to satisfy outstanding obligations as of that date. Changes in our warranty accrual are as follows:

	Three Months Ended		Six Months Ended
(In thousands)	July 4, 2009	June 28, 2008	July 4, 2009	June 28, 2008
Balance, beginning of the period	$1,136	$1,947	$1,522	$2,112
Warranties accrued for shipments during the period	359	665	624	1,210
Settlements made during the period	(580)	(721)	(1,319)	(1,206)
Changes in accrued warranty liabilities	80	(50)	168	(275)

Balance, end of the period	$995	$1,841	$995	$1,841

Accrued Taxes—Other

The decrease in accrued taxes-other from December 31, 2008 to July 4, 2009 includes the realization of a foreign consumption tax incentive which is included in interest and other income, net ($2.1 million) and interest expense ($0.4 million) recorded in our Condensed Consolidated Statements of Operations for the three- and six-month periods ended July 4, 2009.

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

	Three Months Ended		Six Months Ended
(In thousands)	July 4, 2009	June 28, 2008	July 4, 2009	June 28, 2008
Balance, beginning of the period	$2,107	$2,388	$2,117	$2,087
Service contracts sold during the period	462	391	1,302	1,321
Service contract revenue recognized during the period	(627)	(692)	(1,477)	(1,321)

Balance, end of the period	$1,942	$2,087	$1,942	$2,087

(11) Other Liabilities

Other liabilities consist of the following:

(In thousands)	July 4, 2009	December 31, 2008
Deferred rent	$1,194	$1,505
Deferred compensation	1,005	941
Long-term income taxes payable	755	767
Asset retirement obligation	2,364	2,281
Postretirement medical obligation	546	546
Long-term capital lease	326	385
Other	252	262

	$6,442	$6,687

(12) Accumulated Other Comprehensive Income (Loss)

The components of comprehensive income (loss), net of tax, are as follows:

	Three Months Ended		Six Months Ended
(In thousands)	July 4, 2009	June 28, 2008	July 4, 2009	June 28, 2008
Net income (loss)	$(487)	$2,584	$(296)	$4,536
Other comprehensive income (loss):
Unrealized gain (loss) on available-for-sale investments before adjustment	(19)	(414)	(348)	211
Reclassification adjustment for gains included in net income	—	(409)	—	(409)

Net unrealized gain (loss) on available-for-sale investments	(19)	(823)	(348)	(198)

Unrealized gain (loss) on foreign exchange forward contracts	—	7	84	(72)
Change in minimum postretirement medical obligation	65	9	74	19

Comprehensive income (loss)	$(441)	$1,777	$(486)	$4,285

Accumulated other comprehensive income, net of tax, is comprised of the following items:

(In thousands)	July 4, 2009	December 31, 2008
Unrealized gain (loss) on:
Available-for-sale investments	$300	$648
Foreign exchange forward contracts	—	(84)
Change in minimum postretirement medical obligation	(16)	(90)

Accumulated other comprehensive income at end of period	$284	$474

(13) Exit Activities

Changes in our accrued severance and benefits charges in connection with exit activities are as follows:

(In thousands)	Balance at December 31, 2008	Expenses	Payments	Balance at July 4, 2009
Severance and benefits (fiscal year 2008)	$18	$—	$(18)	$—
Severance and benefits (fiscal year 2009)	—	576	(576)	—

Total	$18	$576	$(594)	$—

We did not have any exit activity during the three-month period ended July 4, 2009. During the first quarter of 2009, in our continuing effort to reduce company-wide expenses, we eliminated 21 full-time positions, 90% in the United States and 10% internationally. We recorded severance and benefits charges totaling $0.6 million during the six-month period ended July 4, 2009. Of this $0.6 million, $0.3 million was recorded as research, development and engineering expenses, $0.2 million as cost of sales and the remaining $0.1 million as selling, general and administrative expenses. We did not have any exit activity during the first two quarters of 2008. As of July 4, 2009, there were no exit activity liabilities.

(14) Employee Benefit Plans

Employee bonus plans

We sponsor an executive incentive bonus plan that distributes employee awards based on the achievement of predetermined targets. We recorded a charge of $0.1 million and $0.2 million under this bonus plan for the three- and six-month periods ended July 4, 2009, respectively, as compared to $0.2 million and $0.5 million for the corresponding periods of 2008.

Employee savings and retirement plans

We sponsor a 401(k) employee salary deferral plan that allows voluntary contributions by all full-time employees of from 1% to 20% of their pretax earnings. We may also make matching contributions to this plan at our discretion. Our contributions, when made, are limited to a maximum of $2,000 per year per employee, generally become 20% vested at the end of an employee’s first year of service from the date of hire, and vest 20% per year of service thereafter until they become fully vested at the end of five years of service. We did not make any contributions to this plan for the three- and six-month periods ended July 4, 2009 as compared to the contribution of $0.1 million and $0.2 million made for the corresponding periods of 2008.

We also sponsor an executive non-qualified deferred compensation plan (the “Plan”) that allows qualifying executives to defer current cash compensation. As of July 4, 2009, Plan assets, representing the cash surrender value of life insurance policies held by us, and liabilities were approximately $0.9 million each, respectively, and were included in our Consolidated Balance Sheets under the captions “Other assets” and “Other liabilities.” In conjunction with this Plan, the related expense for each of the quarters ended July 4, 2009 and June 28, 2008 was immaterial.

Postretirement benefits

We have committed to providing and fully paying for lifetime postretirement medical and dental benefits to our Chief Executive Officer and Chief Financial Officer and their spouses, commencing after retirement. We recorded net periodic benefit costs of $71,000 and $92,000 for each of the three- and six-month periods ended July 4, 2009, respectively, compared to $21,000 and $41,000 for the three- and six- month periods ended June 28, 2008. These expenses included interest cost and amortization of prior service cost.

(15) Income Taxes

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

(16) Commitments and Contingencies

Commitments

In September 2007, we sublet a portion of our facilities in San Jose, California and account for it as an operating lease. This sublease expires in January 2010. As of July 4, 2009, the minimum future sublease payments to be received were $0.3 million.

In July 2007, we capitalized a five-year lease agreement for a new phone system recorded as office equipment. The amortization of this phone system is included with depreciation expense.

In August 2008, we entered into agreements with a leasing company for the sale and leaseback of certain assets for an initial term of four years. The sale price of the items was $6.8 million. There was no gain or loss from this transaction. Under this sale-leaseback arrangement, we have an option to purchase the assets back at the future current fair market value upon the expiration of the lease in 2012. The lease is classified as operating lease in accordance with SFAS No. 13, Accounting for Leases. In January 2009, we bought back assets with value totaling to $1.3 million. As of July 4, 2009, the minimum future lease payments to be made were $4.5 million.

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

Net Sales

Second Quarter

	Three Months Ended		Amount of Change	Percentage Change
(In thousands, except percentages)	July 4, 2009	June 28, 2008
Sales of:
Products	$15,006	$27,254	$(12,248)	-44.9%
Services	3,590	4,407	(817)	-18.5%
Licenses	—	400	(400)	-100.0%

Total net sales	$18,596	$32,061	$(13,465)	-42.0%

Net sales consist of revenues from products (system and spare parts sales), services and licensing of technologies. Product sales decreased 44.9% to $15.0 million for the quarter ended July 4, 2009, compared to $27.3 million in the corresponding quarter of 2008, primarily due to a decrease in system unit volume and lower average selling prices resulting from the continuing weakening of global financial and economic conditions.

On a product market application basis, system sales to the semiconductor industry, consisting of sales to the advanced packaging market, the laser processing applications market and the semiconductor market, decreased $12.3 million to $11.7 million for the quarter ended July 4, 2009, compared to $24.1 million in the corresponding quarter of 2008. This decrease was due to a decrease in sales to the laser processing market of $5.4 million and a decrease in sales to the advanced packaging market of $6.9 million.

There were no system sales to the nanotechnology market for the quarter ended July 4, 2009 and the corresponding quarter of 2008. System sales to the nanotechnology market are highly dependent on customer capacity demand in the industries we serve, including thin film heads, automotive MEMS, LED/laser diodes, and ink jet print heads, and therefore we expect to experience significant variations in sales to this market from quarter to quarter.

Revenues from services for the quarter ended July 4, 2009 decreased by $0.8 million to $3.6 million, as compared with $4.4 million in the corresponding quarter of 2008. This decrease is primarily due to fewer new service contracts that were recognized as revenue in the quarter as compared to the corresponding quarter of 2008.

There was no revenue from licensing activities for the quarter ended July 4, 2009, as compared to $0.4 million for the corresponding quarter of 2008. This decrease is primarily due to the timing and frequency of the resale of our tools by our existing customers to third parties. Pursuant to our license arrangements, such transactions are subject to a license fee based on units sold. Future revenues from licensing activities, if any, will be contingent upon existing and future licensing arrangements. We may not be successful in generating licensing revenues in the future and do not anticipate the recognition of significant levels of licensing income during the remainder of 2009.

At July 4, 2009, we had approximately $2.4 million of deferred product and services income compared to $4.3 million at December 31, 2008. The gross amount of deferred revenues at July 4, 2009 was $2.4 million as compared to $5.3 million at December 31, 2008. The gross amount of deferred costs at July 4, 2009 was immaterial as compared to $1.0 million at December 31, 2008. Deferred product income is recognized as revenue upon satisfying the contractual obligations for installation and/or customer acceptance. Deferred services income is recognized as revenue ratably over the contract period (for time-based service contracts), or as purchased services are rendered (for contracts based on a purchased quantity of hours).

For the quarter ended July 4, 2009, international net sales were $15.3 million, or 82.4% of total net sales, compared with $15.8 million, or 49.2% of total net sales for the corresponding quarter of 2008. In the quarter ended July 4, 2009 compared to the corresponding quarter of 2008, sales to Europe decreased by $5.6 million, sales to Japan increased by $2.7 million, sales to Taiwan increased by $0.2 million and sales to the rest of Asia increased by $2.3 million. We expect sales to international customers will continue to represent a significant portion of our revenues during the remainder of 2009 as companies continue to build their manufacturing plants overseas, especially in Asia.

Our revenue derived from sales in foreign countries is not generally subject to significant exchange rate fluctuations, principally because sales contracts for our systems are generally denominated in U.S. dollars. In Japan, however, orders are sometime denominated in Japanese yen. This subjects us to the risk of currency fluctuations. We attempt to mitigate this risk by entering into foreign currency forward exchange contracts for the period between when an order is received and when it is recorded as revenue. After recording revenue, we use various mechanisms, such as natural hedges, to offset substantial portions of the gains or losses associated with our Japanese yen denominated receivables due to exchange rate fluctuations. We had approximately 48.2 million of Japanese yen denominated receivables at July 4, 2009. International sales expose us to a number of additional risks, including fluctuations in the value of local currencies relative to the U.S. dollar, which impact the relative cost of ownership of our products and, thus, the customer’s willingness to purchase our product. (See “Item 1A Risk Factors”).

Year-To-Date

	Six Months Ended
(In thousands, except percentages)	July 4, 2009	June 28, 2008	Amount of Change	Percentage Change
Sales of:
Products	$37,127	$54,202	$(17,075)	-31.5%
Services	7,042	8,595	(1,553)	-18.1%
Licenses	82	400	(318)	-79.5%

Total net sales	$44,251	$63,197	$(18,946)	-30.0%

Product sales decreased 31.5% to $37.1 million for the six months ended July 4, 2009 as compared to the same period in 2008. This decrease was primarily attributable to a change in product mix and lower average selling prices of systems sold resulting from the continuing weakening of global financial and economic conditions.

On a market segment basis, in the six months ended July 4, 2009, system sales to the semiconductor industry decreased $18.4 million from the corresponding period of 2008. This decrease was due to lower sales to the advanced packaging market of $8.4 million and the laser processing market of $11.2 million, partially offset by an increase in sales to the semiconductor market of $1.2 million. In the six months ended July 4, 2009, system sales to the nanotechnology market increased $2.6 million from the corresponding period of 2008.

Revenues from services in the six months ended July 4, 2009 decreased 18.1% from the comparable period of 2008, primarily as a result of decreases in the number of service contracts in effect during the quarter. Revenues from licensing activities decreased in the six months ended July 4, 2009 as compared to the same period of 2008, primarily due to lower licensing revenue associated with the resale of our tools by our existing customers to third parties.

For the six months ended July 4, 2009, international net sales were $23.5 million, or 53.1% of total net sales, as compared with $34.0 million, or 53.8% of total net sales, for the comparable period of 2008. For the six months ended July 4, 2009, as compared to the same period of 2008, sales to Europe decreased $6.1 million, sales to Japan decreased $5.1 million, sales to Taiwan decreased $2.3 million and sales to the rest of Asia increased $3.0 million.

Gross Profit

On a comparative basis, gross margins decreased to 38.4% for the three-month period ended July 4, 2009, compared to 47.4% for the corresponding period of 2008. This 9.0 percentage point decrease in gross margin was primarily due to a change in our product mix and lower average selling prices (5.3 percentage points) and higher service cost due to lower utilization (5.2 percentage points), partially offset by lower warranty and installation costs (1.5 percentage points).

Gross margin for the six months ended July 4, 2009 decreased to 44.1% compared to 48.3% in the corresponding period of 2008. This 4.2 percentage point decrease in gross margin was primarily due to a change in our product mix and lower average selling prices (1.1 percentage points), higher service cost due to lower utilization (4.7 percentage points) and severance and benefit charges recorded during the first quarter of 2009 (0.3 percentage points). These higher costs were partially offset by lower warranty and installation costs (1.9 percentage points)

Our gross profit as a percentage of sales has been and most likely will continue to be significantly affected by a variety of factors, including the following: the introduction of new products, which typically have higher manufacturing costs until manufacturing efficiencies are realized and which are typically discounted more than existing products until the products gain market acceptance; the mix of products sold; the rate of capacity utilization; write-down of inventory and open purchase commitments; product discounts, pricing and competition in our targeted markets; non-linearity of shipments during the quarter which can result in manufacturing inefficiencies; and the percentage of international sales, which typically have lower gross margins than domestic sales principally due to higher field service and support costs.

Operating Expenses

Second Quarter

	Three Months Ended
(In thousands, except percentages)	July 4, 2009	June 28, 2008	Amount of Change	Percentage Change
Research, development, and engineering	$4,458	$5,811	$(1,353)	-23.3%
Selling, general, and administrative	5,961	7,648	(1,687)	-22.1%

Total operating expenses	$10,419	$13,459	$(3,040)	-22.6%

Research, development and engineering expenses for the quarter ended July 4, 2009 were $4.5 million, as compared to $5.8 million for the corresponding period in 2008. This decrease was primarily attributable to our continuing effort to manage company-wide expenses: lower salary and related expenses of $0.6 million resulting from workforce reduction, lower contractor and consultant fees of $0.3 million and lower travel expenses and outside services of $0.2 million each. As a percentage of net sales, research, development and engineering expenses for the quarter ended July 4, 2009 increased to 24.0% from 18.1% for the corresponding quarter of 2008. This increase was due primarily to the decrease in net sales as compared to the corresponding quarter of 2008 discussed above.

Selling, general, and administrative expenses for the quarter ended July 4, 2009 were $6.0 million as compared to $7.6 million for the corresponding quarter of 2008. This decrease was primarily attributable to our continuing effort to manage company-wide expenses: lower salary and related expenses of $1.1 million, lower travel and related expenses of $0.4 million and lower consultant and contract fees of $0.2 million. As a percentage of net sales, selling, general and administrative expenses for the quarter ended July 4, 2009 increased to 32.1% from 23.9% for the corresponding quarter of 2008. This increase was due primarily to the decrease in net sales as compared to the corresponding quarter of 2008 discussed above.

Year-To-Date

	Six Months Ended
(In thousands, except percentages)	July 4, 2009	June 28, 2008	Amount of Change	Percentage Change
Research, development, and engineering	9,635	11,782	(2,147)	-18.2%
Selling, general, and administrative	12,924	16,160	(3,236)	-20.0%

Total operating expenses	$22,559	$27,942	($5,383)	-19.3%

Research, development and engineering expenses were $9.6 million for the six months ended July 4, 2009 as compared to $11.8 million for the corresponding period in 2008. This decrease was primarily due to workforce reduction and our continuing effort to manage company-wide expenses discussed above. As a percentage of net sales, research, development and engineering expenses for the six-month period ended July 4, 2009 increased to 21.8% from 18.6% for the corresponding period of 2008. This increase was due primarily to the decrease in net sales as compared to the corresponding quarter of 2008 discussed above.

Selling, general and administrative expenses were $12.9 million for the six months ended July 4, 2009 as compared with $16.2 million for the corresponding period in 2008. This decrease was primarily due to workforce reduction and our continuing effort to manage company-wide expenses discussed above. As a percentage of net sales, selling, general and administrative expenses for the six-month period ended July 4, 2009 increased to 29.2% from 25.6% for the corresponding period of 2008. This increase was due primarily to the decrease in net sales as compared to the corresponding quarter of 2008 discussed above.

Interest and Other Income, Net

Interest and other income, net, which consists primarily of the recognition of a foreign consumption tax incentive in the three-month period ended July 4, 2009 and interest income and gain (loss) from foreign currency exchange in both the second quarter of 2009 and 2008. Interest and other income, net was $2.8 million for the three months ended July 4, 2009, as compared with $1.0 million for the comparable period of 2008. This increase was primarily attributable to the recognition of a foreign consumption tax incentive totaling $2.5 million, partially offset by a decline in interest income earned by our cash and investment positions of $1.0 million and a decrease in loss from foreign currency exchange of $0.2 million.

The foreign consumption tax incentive related to a benefit we received in fiscal years 2004 and 2005 and was previously reserved due to uncertainties as to the ultimate realization of the incentive. We have determined that those uncertainties have been sufficiently reduced to allow recognition of the benefit. We do not expect to recognize any additional benefit with respect to this tax incentive. The loss from foreign currency exchange was a result of depreciation of Japanese yen. The lower interest income earned resulted from lower applicable interest rates. The cost of securities sold was determined based on the specific identification method. As of July 4, 2009, the weighted-average maturity of our investment portfolio was less than a year. Changes in interest rates have had, and will continue to have, an impact on our interest income.

Provision for Income Taxes

For the three- and six-month periods ended July 4, 2009, we recorded an income tax benefit of $42,000 and $36,000, respectively, as compared to an income tax provision of $0.2 million and $0.3 million for the comparable periods in 2008. The income tax benefit recognized for the three- and six-month periods ended July 4, 2009 resulted primarily from the federal refundable tax credit offset by foreign income taxes.

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

Outlook

The anticipated timing of orders, shipments and customer acceptances usually requires that we fill a number of production slots in any given quarter in order to meet our sales targets. If we are unsuccessful in our efforts to secure those production orders, or if existing production orders are delayed or cancelled, our results of operations will be materially adversely impacted. Accordingly, we may not be able to achieve or maintain our current or prior level of sales. We presently expect net sales for the third quarter of 2009 to be higher than the net sales reported in the second quarter of 2009. For the full fiscal year of 2009, we believe that total net sales will decrease from the amount reported for 2008 and that our cash flow will be neutral in the second half of 2009.

Because our net sales are subject to a number of risks, including risks associated with the market acceptance of our new laser processing product line, delays in customer acceptance, intense competition in the capital equipment industry, uncertainty relating to the timing and market acceptance of our products, and the condition of the macro-economy and the semiconductor industry and the other risks described in this report and in our Annual Report on Form 10-K for the year ended December 31, 2008, we may not exceed or even maintain our current or prior level of net sales for any period in the future. Additionally, we believe that the market acceptance and volume production of our advanced packaging systems, laser processing systems and our 1000 Platform steppers are of critical importance to our future financial results. At July 4, 2009, these critical systems represented approximately 77.3% of our backlog. To the extent that these products do not achieve or maintain significant sales due to difficulties involving manufacturing or engineering, the inability to reduce the current long manufacturing cycles for these products, competition, excess capacity in the semiconductor or nanotechnology device industries, or for any other reason, our business, financial condition and results of operations would be materially adversely affected.

LIQUIDITY AND CAPITAL RESOURCES

Net cash used in operating activities was $5.3 million for the six months ended July 4, 2009, compared with net cash provided by operating activities of $12.0 million for the comparable period in 2008. Net cash used in operating activities during the three months ended July 4, 2009 was primarily attributable to our net loss from operations, decrease in accounts payable, deferred product and service income and other current liabilities and increase in trade receivables. The decrease in deferred product and services income was primarily due to reduced system shipments and acceptance resulting in fewer systems deferred at July 4, 2009. These uses of cash were partially offset by the net effect of non-cash expenses from depreciation, amortization and stock-based compensation charges. Other sources of cash from operating activities included decreases in inventories, prepaid expenses and other current assets.

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

During the first six months ended July 4, 2009, net cash used in investing activities was $17.7 million, attributable to net purchase of short-term investments of $15.7 million and capital expenditures of $2.0 million during the quarter ended July 4, 2009.

Net cash provided by financing activities was $3.6 million during the six months ended July 4, 2009, attributable to net proceeds of $3.6 million under our notes payable and proceeds from the issuance of common stock of $0.4 million offset partially by tax payments of $0.5 million for the issuance of common stock from the release of restricted stock units under our employee stock option plans.

At July 4, 2009, we had working capital of $184.0 million. Our principal sources of liquidity at July 4, 2009 consisted of $144.8 million in cash, cash equivalents and short-term investments, net of outstanding borrowings under our line of credit. We have a line of credit agreement with a brokerage firm. Under the terms of this agreement, we may borrow funds at a cost equal to the current Federal funds open rate plus 125 basis points (approximately 1.45% as of July 4, 2009). Certain of our cash, cash equivalents and marketable securities secure borrowings outstanding under this facility, but we are not restricted in the use of those assets. Funds are advanced to us under this facility in accordance with pre-determined advance rates based on the cash and securities held by us in this brokerage account. This agreement has no set expiration date and there are no loan covenants other than a collateral requirement. As of July 4, 2009, $9.6 million was outstanding under this facility, with a related collateral requirement of approximately $12.8 million of our cash, cash equivalents and short-term investments.

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

Critical Accounting Policies

The discussion and analysis of our financial condition and results of operations is based upon our unaudited condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. On an on-going basis, we evaluate our critical accounting policies and estimates. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. Our critical accounting policies and estimates are discussed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2008.

Information Available on Company Website

Our website is located at www.ultratech.com. We make available, free of charge through our website, our annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K (and amendments to those reports), as soon as reasonably practicable after such reports are filed electronically with the SEC. We have adopted a Code of Ethics for our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. We have posted this Code of Ethics on our website. Any future amendments to or waivers of this Code of Ethics will also be posted on our website.

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

Interest Rate Risk

Our exposure to market risk due to potential changes in interest rates relates primarily to our investment portfolio, which consisted primarily of fixed interest rate instruments as of July 4, 2009. We maintain an investment policy designed to ensure the safety and preservation of our invested funds by limiting market risk and the risk of default.

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

As of July 4, 2009, we did not have any investments in mortgage backed or auction rate securities or any security investments in the financial service sector. However, we intend to closely monitor developments in the credit markets and make appropriate changes to our investment policy as we deem necessary or advisable. Based on our ability to liquidate our investment portfolio and our expected operating cash flows, we do not anticipate any liquidity constraints as a result of the current credit environment.

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

We use foreign currency forward contracts to hedge the risk that outstanding Japanese yen denominated receipts from customers for actual or forecasted sales of equipment may be adversely affected by changes in foreign currency exchange rates. Our hedging programs reduce, but do not always entirely eliminate, the impact of currency movements. See “Derivative Instruments and Hedging” in Note 7 under the heading “Notes to Condensed Consolidated Financial Statements” of Item 1, “Financial Statements” herein for further disclosures.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended July 4, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Historically, we have sold a substantial portion of our systems to a limited number of customers. In the three- and six-month periods ended July 4, 2009, our top five customers accounted for 98.9% and 84.3% of our system sales compared to 88.0% and 62.7%, in the comparable period of 2008. We expect that sales to a relatively few customers will continue to account for a high percentage of our net sales in the foreseeable future and believe that our financial results depend in significant part upon the success of these major customers and our ability to meet their future capital equipment needs. Although the composition of the group comprising our largest customers may vary from period to period, the loss of a significant customer or any reduction in orders by a significant customer, including reductions due to market, economic or competitive conditions in the semiconductor, semiconductor packaging or nanotechnology industries or in the industries that manufacture products utilizing integrated circuits, thin film heads or other nanotechnology components, would likely have a material adverse effect on our business, financial condition and results of operations. Our ability to maintain or increase our sales in the future depends, in part, on our ability to obtain orders from new customers as well as the financial condition and success of our existing customers, the semiconductor and nanotechnology industries and the economy in general.

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

On a market application basis, sales to the semiconductor industry, primarily for advanced packaging applications and laser thermal processing applications, accounted for all of our system revenue for the each of the second quarters of 2009 and 2008. We did not have any sales to nanotechnology manufacturers, including micro systems, thin film head and optical device manufacturers, in each of the second quarters of 2009 and 2008. Our future operating results and financial condition would be materially adversely impacted by a downturn in any of these industries, or by loss of market share in any of these industries. A growing portion of our backlog of system orders is comprised of laser spike annealing tools. To date, we have limited customer experience with this technology. Should significant demand not materialize, due to technical, production, market, or other factors, our business, financial position and results of operations would be materially adversely impacted.

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

Although we attempt to protect our intellectual property rights through patents, copyrights, trade secrets and other measures, we believe that our success will depend more upon the innovation, technological expertise and marketing abilities of our employees. Nevertheless, we have a policy of seeking patents when appropriate on inventions resulting from our ongoing research and development and manufacturing activities. We own 158 United States and foreign patents, which expire on dates ranging from December 2009 to March 2027 and have 47 United States and foreign patent applications pending. In addition, we have various registered trademarks and copyright registrations covering mainly applications used in the operation of our systems. We also rely upon trade secret protection for our confidential and proprietary information. We may not be able to protect our technology adequately and competitors may be able to develop similar technology independently. Our pending patent applications may not be issued or U.S. or foreign intellectual property laws may not protect our intellectual property rights. In addition, litigation may be necessary to enforce our patents, copyrights or other intellectual property rights, to protect our trade secrets, to determine the validity and scope of the proprietary rights of others or to defend against claims of infringement. Such litigation has resulted in, and in the future could result in, substantial costs and diversion of resources and could have a material adverse effect on our business, financial condition and results of operations, regardless of the outcome of the litigation. Patents issued to us may be challenged, invalidated or circumvented and the rights granted thereunder may not provide competitive advantages to us. Furthermore, others may independently develop similar technology or products, or, if patents are issued to us, design around the patents issued to us. Invalidation of our patents related to those technologies, or the expiration of patents covering our key technologies, could allow our competitors to more effectively compete against us, which could result in less revenue for us.

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

International sales accounted for approximately 82.4% and 53.1% of total net sales for the three- and six-month periods ended July 4, 2009, compared to 49.2% and 53.8% in the comparable periods of 2008. We anticipate that international sales will continue to account for a significant portion of total net sales. As a result, a significant portion of our net sales will continue to be subject to certain risks, including unexpected changes in regulatory requirements; difficulty in satisfying existing regulatory requirements; exchange rate fluctuations; tariffs and other barriers; political and economic instability; difficulties in accounts receivable collections; reduced protection of intellectual property; natural disasters; difficulties in staffing and managing foreign subsidiary and branch operations; and potentially adverse tax consequences.

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

Our cash equivalent and short-term investment portfolio as of July 4, 2009 consisted of securities and obligations of U.S. government agencies, money market funds, commercial paper and corporate debt securities. We follow an established investment policy and set of guidelines to monitor, manage and limit our exposure to interest rate and credit risk. The policy sets forth credit quality standards and limits our exposure to any one issuer, as well as our maximum exposure to various asset classes.

As a result of current financial market conditions, investments in some financial instruments, such as structured investment vehicles, sub-prime mortgage-backed securities and collateralized debt obligations, may lose some or all of their value due to liquidity and credit concerns. As of July 4, 2009, we had no holdings in these categories of investments and no impairment charge associated with our short-term investment portfolio. Although we believe our current investment portfolio has little risk of impairment, we cannot predict future market conditions or market liquidity and our investment portfolio could become impaired.

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

We prepare our financial statements in conformity with accounting principles generally accepted in the United States (“U.S. GAAP”). These principles are subject to interpretation by the Financial Accounting Standards Board (“FASB”), the American Institute of Certified Public Accountants, the Securities and Exchange Commission and various bodies formed to interpret and create appropriate accounting policies. A change in those policies can have a significant effect on our reported results and may affect our reporting of transactions which are completed before a change is announced.

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

As of July 4, 2009, we had options and restricted stock units to purchase approximately 4.7 million shares of our Common Stock outstanding. Among other determinants, the market price of our stock has a major bearing on the number of shares subject to outstanding stock options and restricted stock units that are included in the weighted-average shares used in determining our net income per share. During periods of extreme volatility, the impact of higher stock prices can have a materially dilutive effect on our net income per share. Additionally, shares subject to outstanding options and restricted stock units are excluded from the calculation of net income per share when we have a net loss or when the exercise price and the average unrecognized compensation cost of the stock option or restricted stock unit is greater than the average market price of our Common Stock, as the impact of the stock options or restricted stock units would be anti-dilutive.

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

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

None.

Item 6. Exhibits

3.1(a)	Amended and Restated Certificate of Incorporation of the Registrant, filed October 6, 1993.

3.1.1(a)	Certificate of Amendment of the Amended and Restated Certificate of Incorporation of the Company, filed May 17, 1995.

3.1.2(a)	Certificate of Amendment of the Amended and Restated Certificate of Incorporation of the Company, filed June 17, 1998.

3.1.3(a)	Certificate of Amendment of the Amended and Restated Certificate of Incorporation of the Company, filed June 20, 2003.

3.2(b)	Amended and Restated Bylaws of the Registrant, as amended.

10.1(c)	Resignation Letter Agreement, dated May 14, 2009, between the Registrant and Scott Jewler.

31.1	Certification of Chief Executive Officer required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(a)	Previously filed with our Quarterly Report on Form 10-Q for the quarter ended June 28, 2003 (Commission File No. 0-22248) and incorporated herein by reference.
(b)	Previously filed with our Current Report on Form 8-K filed on October 20, 2008 (Commission File No. 0-22248) and incorporated herein by reference.
(c)	Previously filed with our Current Report on Form 8-K on May 20, 2009 (Commission File No. 0-22248) and incorporated herein by reference.
*	Exhibit 32.1 is being furnished and shall not be deemed to be filed for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, nor shall such exhibit be deemed to be incorporated by reference in any registration statement or other document filed under the Securities Act, or the Exchange Act, except as otherwise stated in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ULTRATECH, INC. (Registrant)

Date: August 6, 2009	By:	/s/ BRUCE WRIGHT
Bruce Wright
Senior Vice President, Finance and Chief Financial Officer (Duly Authorized Officer and Principal Financial and Accounting Officer)

EXHIBIT INDEX

3.1(a)	Amended and Restated Certificate of Incorporation of the Registrant, filed October 6, 1993.

3.1.1(a)	Certificate of Amendment of the Amended and Restated Certificate of Incorporation of the Company, filed May 17, 1995.

3.1.2(a)	Certificate of Amendment of the Amended and Restated Certificate of Incorporation of the Company, filed June 17, 1998.

3.1.3(a)	Certificate of Amendment of the Amended and Restated Certificate of Incorporation of the Company, filed June 20, 2003.

3.2(b)	Amended and Restated Bylaws of the Registrant, as amended.

10.1(c)	Resignation Letter Agreement, dated May 14, 2009, between the Registrant and Scott Jewler.

31.1	Certification of Chief Executive Officer required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(a)	Previously filed with our Quarterly Report on Form 10-Q for the quarter ended June 28, 2003 (Commission File No. 0-22248) and incorporated herein by reference.
(b)	Previously filed with our Current Report on Form 8-K on October 20, 2008 (Commission File No. 0-22248) and incorporated herein by reference.
(c)	Previously filed with our Current Report on Form 8-K on May 20, 2009 (Commission File No. 0-22248) and incorporated herein by reference.
*	Exhibit 32.1 is being furnished and shall not be deemed to be filed for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, nor shall such exhibit be deemed to be incorporated by reference in any registration statement or other document filed under the Securities Act, or the Exchange Act, except as otherwise stated in such filing.