Form 10-Q
period 2009-10-03
ULTRATECH INC
filed 2009-11-05
CIK 909791

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 3, 2009

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

Large accelerated filer	☐	Accelerated filer	☑

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding as of October 30, 2009
common stock, $0.01 par value	23,684,749

ULTRATECH, INC.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

ULTRATECH, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)	October 3, 2009	December 31, 2008*
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$80,548	$94,034
Short-term investments	70,962	64,464
Accounts receivable, net	25,799	18,318
Inventories	29,303	31,618
Prepaid expenses and other current assets	3,999	4,836

Total current assets	210,611	213,270
Equipment and leasehold improvements, net	12,479	12,788
Other assets	2,923	3,133

Total assets	$226,013	$229,191

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Notes payable	$9,950	$6,000
Accounts payable	6,208	8,830
Deferred product and services income	2,487	4,328
Other current liabilities	5,318	9,923

Total current liabilities	23,963	29,081
Other liabilities	6,402	6,687
Stockholders’ equity	195,648	193,423

Total liabilities and stockholders’ equity	$226,013	$229,191

*	The Balance Sheet as of December 31, 2008 has been derived from the audited financial statements at that date.

See accompanying notes to unaudited condensed consolidated financial statements

ULTRATECH, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended		Nine Months Ended
(In thousands, except per share amounts)	October 3, 2009	September 27, 2008	October 3, 2009	September 27, 2008
Net sales:
Products	$21,050	$30,114	$58,177	$84,317
Services	3,889	4,322	10,931	12,917
Licenses	—	—	82	400

Total net sales	24,939	34,436	69,190	97,634
Cost of sales:
Cost of products sold	9,780	15,470	30,480	43,685
Cost of services	2,595	2,250	6,622	6,682

Total cost of sales	12,375	17,720	37,102	50,367

Gross profit	12,564	16,716	32,088	47,267
Operating expenses:
Research, development, and engineering	4,573	5,811	14,208	17,594
Selling, general, and administrative	7,262	8,047	20,186	24,207

Operating income (loss)	729	2,858	(2,306)	5,466
Interest expense	(16)	(11)	293	(109)
Interest and other income, net	327	456	2,721	2,828

Income before income tax	1,040	3,303	708	8,185
Provision (benefit) for income taxes	(1)	1	(37)	347

Net income	$1,041	$3,302	$745	$7,838

Net income per share - basic	$0.04	$0.14	$0.03	$0.33
Number of shares used in per share computations - basic	23,707	23,558	23,664	23,501
Net income per share - diluted	$0.04	$0.14	$0.03	$0.33
Number of shares used in per share computations - diluted	23,805	23,865	23,745	23,643

See accompanying notes to unaudited condensed consolidated financial statements

ULTRATECH, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended
(In thousands)	October 3, 2009	September 27, 2008
Cash flows from operating activities:
Net income	$745	$7,838
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	3,325	4,357
Amortization	359	750
Accretion of asset retirement obligations	115	117
Loss on disposal of equipment	119	2
Stock-based compensation	1,832	1,829
Deferred income taxes	(12)	5
Changes in operating assets and liabilities:
Accounts receivable	(7,481)	9,977
Inventories	2,042	(3,452)
Prepaid expenses and other current assets	837	(1,218)
Other assets	141	(631)
Accounts payable	(2,622)	992
Deferred product and services income	(1,841)	(1,997)
Other current liabilities	(4,521)	1,604
Other liabilities	(388)	(364)

Net cash provided by (used in) operating activities	(7,350)	19,809

Cash flows from investing activities:
Capital expenditures	(3,012)	(1,522)
Proceeds from sales of fixed assets	10	6,801
Purchase of investments in securities	(60,164)	(69,425)
Proceeds from maturities of investments	53,126	106,950

Net cash provided by (used in) investing activities	(10,040)	42,804

Cash flows from financing activities:
Proceeds from notes payable	28,055	43,061
Repayment of notes payable	(24,105)	(48,855)
Proceeds from issuance of common stock for stock option exercises	408	992
Tax payment for issuance of common stock from release of restricted stock units	(454)	—

Net cash provided by (used in) financing activities	3,904	(4,802)

Net increase (decrease) in cash and cash equivalents	(13,486)	57,811
Cash and cash equivalents at beginning of period	94,034	54,586

Cash and cash equivalents at end of period	$80,548	$112,397

Supplemental disclosures of cash flow information:
Other non-cash activities:
Capital lease of phone system	$—	$42
Systems transferred from inventory to equipment and other assets	$273	$663

See accompanying notes to unaudited condensed consolidated financial statements

Ultratech, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

October 3, 2009

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

Our fiscal periods end on the Saturday closest to month-end, except that our fiscal year ends on December 31. All references to the quarter refer to our fiscal quarter. Our fiscal quarters covered by this report ended on October 3, 2009 and September 27, 2008.

Operating results for the three and nine months ended October 3, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009 or any future period.

We have evaluated subsequent events, as defined by Accounting Standard Codification (“ASC”) Topic 855, through November 5, 2009, which is the issuance date of our financial statements.

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

IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS — In December 2007, the Financial Accounting Standards Board (“FASB”) issued ASC Topic 805, Business Combinations (“ASC 805”). ASC 805 establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree and the goodwill acquired. ASC 805 also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. ASC 805 is effective for fiscal years beginning after December 15, 2008. We adopted this topic on January 1, 2009 and the adoption did not have an impact on our results of operations or financial position.

In December 2007, the FASB issued ASC Topic 810, Consolidation (“ASC 810”). ASC 810 establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated

Ultratech, Inc.

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

October 3, 2009

net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest, and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. ASC 810 also establishes disclosure requirements that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. ASC 810 is effective for fiscal years beginning after December 15, 2008. We adopted this topic on January 1, 2009 and the adoption did not have an impact on our results of operations or financial position as all of our subsidiaries are wholly owned by us.

In March 2008, the FASB issued ASC Topic 815, Derivatives and Hedging (“ASC 815”), which requires enhanced disclosures about an entity’s derivative and hedging activities. The statement requires that objectives for using derivative instruments be disclosed in terms of underlying risk and accounting designation. ASC 815 is effective for fiscal years beginning after November 15, 2008 and interim periods within those fiscal years, with earlier adoption encouraged. We adopted this topic on January 1, 2009 and the adoption did not have an impact on our results of operations or financial position. See “Derivative Instruments and Hedging” in Note 7 for the disclosures.

In June 2008, FASB issued ASC Topic 260, Earnings Per Share (“ASC 260”). ASC 260 requires companies to treat unvested share-based payment awards that have non-forfeitable rights to dividend or dividend equivalents as a separate class of securities in calculating earnings per share. ASC 260 is effective for financial statements issued for fiscal years and interim periods beginning after December 15, 2008 and requires retrospective adjustment to earnings per share data. We adopted this topic on January 1, 2009 and the adoption did not have an impact on our results of operations or financial position.

In February 2008, the FASB issued ASC Topic 820, Fair Value Measurements and Disclosures (“ASC 820”), which delays the effective date of the adoption of ASC 820 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), until fiscal years beginning after November 15, 2008 and interim periods within those fiscal years. ASC 820 establishes a framework for measuring fair value and expands disclosures about fair value measurements. These nonfinancial items include assets and liabilities such as reporting units measured at fair value in a goodwill impairment test and nonfinancial assets acquired and liabilities assumed in a business combination. We adopted ASC 820 on January 1, 2009 and the adoption did not have an impact on our results of operations or financial position.

In April 2009, the FASB issued an additional guidance, ASC 820-10-65, for estimating fair value in accordance with ASC 820 when the volume and level of activity for the asset or liability have significantly decreased. ASC 820-10-65 also includes guidance on identifying circumstances that indicate a transaction is not orderly. In addition, ASC 820-10-65 requires disclosure in interim and annual periods of the inputs and valuation techniques used to measure fair value and a discussion of changes in valuation techniques. We adopted ASC 820-10-65 during the three-month period ended July 4, 2009 and the adoption did not have an impact on our results of operations or financial position.

In April 2009, the FASB issued an additional guidance, ASC 825-10-65, which amends ASC Topic 825, Financial Instruments, to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. We adopted ASC 825-10-65 during the three-month period ended July 4, 2009 and the adoption did not have an impact on our results of operations or financial position. See “Investments” in Note 6 for the disclosures.

In April 2009, the FASB issued an additional guidance, ASC 320-10-65, which amends the requirements for the recognition and measurement of other-than-temporary impairments for debt securities by modifying the pre-existing “intent and ability” indicator covered by ASC Topic 320, Investments-Debt and Equity Securities. Under ASC 320-10-65, an other-than-temporary impairment is triggered in circumstances where (1) an entity has the intent to sell the security, (2) it is more likely than not that the entity will be required to sell the security before recovery of its amortized cost basis, or (3) the entity does not expect to recover the entire amortized cost basis of the security. Additionally, ASC 320-10-65 changes the presentation of an other-than-temporary impairment in the income statement for those impairments involving credit losses. The credit loss component of the impairment charge will be recognized in earnings and the remainder of the impairment will be recorded in other comprehensive income (loss). ASC 320-10-65 does not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities. We adopted ASC 320-10-65 during the three-month period ended July 4, 2009 and the adoption did not have an impact on our results of operations or financial position.

In May 2009, the FASB issued ASC Topic 855, Subsequent Events (“ASC 855”), which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be

Ultratech, Inc.

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

October 3, 2009

issued. ASC 855 distinguishes between subsequent events that should be recognized in the financial statements and those that should not. It requires disclosure of the date through which subsequent events were evaluated. We adopted this topic during the three-month period ended July 4, 2009 and the adoption did not have an impact on our results of operations or financial position.

In June 2009, the FASB issued Accounting Standard Update (“ASU”) No. 2009-01, Topic 105 - Generally Accepted Accounting Principles, amendments based on Statement of Financial Accounting Standards No. 168 - The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles. The amendments established the FASB Accounting Standards Codification (“Codification”) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with accounting principles generally accepted in the United States (“U.S. GAAP”). Rules and interpretive releases of the Securities and Exchange Commission (“SEC”) under authority of federal securities laws are also sources of authoritative U.S. GAAP for SEC registrants. On the effective date of this statement, the Codification will supersede all then-existing non-SEC accounting and reporting standards. All other non-grandfathered non-SEC accounting literature not included in the Codification will become non-authoritative. This update is effective for financial statements issued for interim and annual periods ending after September 15, 2009. We adopted this update during the three-month period ended October 3, 2009 and the adoption of this update did not have an impact on our results of operations or financial position.

In August 2009, the FASB issued ASU No. 2009-05, Fair Value Measurements and Disclosures (Topic 820) – Measuring Liabilities at Fair Value. It provides clarification that in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using one or more of the techniques. It also clarifies that when estimating the fair value of a liability, a reporting entity is not required to include a separate input or adjustment to other inputs relating to the existence of a restriction that prevents the transfer of the liability. In addition, it clarifies that both a quoted price in an active market for the identical liability at the measurement date and the quoted price for the identical liability when traded as an asset in an active market when no adjustments to the quoted price of the asset are required are Level 1 fair value measurements. This update is effective for first reporting period (including interim periods) beginning after issuance. We adopted this update during the three-month period ended October 3, 2009 and the adoption did not have an impact on our results of operations or financial position.

In September 2009, the FASB issued ASU No. 2009-13, Revenue Recognition (Topic 605) – Multi-Deliverables Revenue Arrangements, a Consensus of the FASB Emerging Issues Task Force, to address the accounting for multiple-deliverable arrangements to enable vendors to account for products or services (deliverables) separately rather than as a combined unit. It establishes the accounting and reporting guidance for arrangements under which the vendor will perform multiple revenue-generating activities, specifically, how to separate deliverables and how to measure and allocate arrangement consideration to one or more units of accounting. The update will be effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. We are currently evaluating the impact, if any, of adopting the update.

In October 2009, the FASB issued ASU No. 2009-14, Software (Topic 985) – Certain Revenue Arrangements That Include Software Element, a Consensus of the FASB Emerging Issues Task Force, to address concerns relating to the accounting for revenue arrangements that contain tangible products and software. It requires a vendor to use vendor-specific objective evidence of selling price to separate deliverables in a multiple-element arrangement. The update will be effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. We are currently evaluating the impact, if any, of adopting the update.

(3) Stock-Based Compensation

Stock-based compensation expense recognized under ASC Topic 718, Compensation – Stock Compensation (“ASC 718”), for employees and directors and the effect on our Condensed Consolidated Statements of Operations were as follows:

	Three Months Ended		Nine Months Ended
(In thousands)	October 3, 2009	September 27, 2008	October 3, 2009	September 27, 2008
Cost of Sales	$39	$52	$97	$132
Research, development, and engineering	139	119	349	342
Selling, general and administrative expenses	560	491	1,387	1,355

Total stock-based compensation expense	$738	$662	$1,833	$1,829

Ultratech, Inc.

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

October 3, 2009

Compensation cost capitalized as part of inventory was immaterial during each of the three- and nine-month periods ended October 3, 2009 and September 27, 2008.

As required by ASC 718, we estimate expected forfeitures and recognize compensation costs only for those equity awards expected to vest. As of October 3, 2009, there were $4.7 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under our 1993 Stock Option Plan/Stock Issuance Plan, as amended (“1993 Plan”), and our 1998 Supplemental Stock Option/Stock Issuance Plan, as amended ( “1998 Plan”). That cost is expected to be recognized over a weighted average period of 2.1 years.

These plans provide for the grant of stock-based awards to our eligible employees, consultants and advisors and non-employee directors. We believe that such awards better align the interests of our employees with those of our stockholders. There were no shares reserved for future awards under the 1998 Plan since the plan expired on October 19, 2008. However, as of October 3, 2009, there were 2.0 million shares reserved for future awards under the 1993 Plan.

We used the following weighted-average assumptions to estimate the fair value of our stock options granted during the three- and nine-month periods ended October 3, 2009 and September 27, 2008:

	Three Months Ended		Nine Months Ended
	October 3, 2009	September 27, 2008	October 3, 2009	September 27, 2008
Expected life (in years)	*	5.18	5.15	5.32
Risk-free interest rate	*	3.33%	1.75%	2.84%
Volatility factor	*	0.47	0.51	0.48
Dividend yield	*	—	—	—

*	Not presented as we did not grant any stock options during the three-month period ended October 3, 2009.

(4) Net Income Per Share

The following sets forth the computation of basic and diluted net income per share:

	Three Months Ended		Nine Months Ended
(In thousands, except per share amounts)	October 3, 2009	September 27, 2008	October 3, 2009	September 27, 2008
Numerator:
Net income	$1,041	$3,302	$745	$7,838
Denominator:
Basic weighted-average shares outstanding	23,707	23,558	23,664	23,501
Effect of dilutive employee stock options and restricted stock units	98	307	81	142

Diluted weighted-average shares outstanding	23,805	23,865	23,745	23,643

Net income per share - basic:
Net income	$0.04	$0.14	$0.03	$0.33

Net income per share - diluted:
Net income	$0.04	$0.14	$0.03	$0.33

For the three- and nine-month periods ended October 3, 2009, 3.8 million and 4.0 million shares of common stock, respectively, subject to outstanding options were excluded from the computation of diluted net income per share, as the effect would have been anti-dilutive, compared to 2.9 million and 4.5 million shares of common stock subject to outstanding options in the corresponding periods of 2008. In addition, for each of the three- and nine-month periods ended October 3, 2009 and September 27, 2008, the number of shares of common stock underlying outstanding restricted stock units excluded from the computation was immaterial. Options and restricted stock units are anti-dilutive when we have a net loss or when the exercise price and the average unrecognized compensation cost of the stock option or restricted stock unit is greater than the average market price of our common stock during the period.

Ultratech, Inc.

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

October 3, 2009

(5) Fair Value Measurements

On January 1, 2008, we adopted ASC 820 for financial assets and liabilities recognized at fair value on a recurring basis. On January 1, 2009, we adopted ASC 820 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis. These nonfinancial items include assets and liabilities such as reporting units measured at fair value in a goodwill impairment test and nonfinancial assets acquired and liabilities assumed in a business combination. The adoption of this deferred portion of ASC 820 did not have any impact on our results of operations or financial position.

Fair value is defined under ASC 820 as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value under ASC 820 must maximize the use of observable inputs and minimize the use of unobservable inputs. ASC 820 describes a fair value hierarchy based on three levels of inputs, of which the first two are considered observable and the last unobservable, that may be used to measure fair value which are the following:

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

We measure certain financial assets and liabilities at fair value on a recurring basis, including available-for-sale securities and foreign currency derivatives. The fair value of these certain financial assets and liabilities was determined using the following inputs at October 3, 2009 and December 31, 2008, respectively:

	Fair Value Measurements at October 3, 2009 Using
(In thousands)	Total	Quated Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available-for-sale securities(1)	$133,510	$62,550	$70,960	$—
Foreign currency derivatives(2)	27	—	27	—

	$133,537	$62,550	$70,987	$—

	Fair Value Measurements at December 31, 2008 Using
(In thousands)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available-for-sale securities(1)	$137,110	$56,658	$80,452	$—
Foreign currency derivatives(2)	198	—	$198	—

	$137,308	$56,658	$80,650	$—

(1)	Included in cash and cash equivalents and short-term investments on our condensed consolidated balance sheet.

(2)	Included in other current liabilities on our condensed consolidated balance sheet. See “Investments” in Note 6 for further details.

Our available-for-sale securities at October 3, 2009 consisted of securities and obligations of money market funds (49% of total), U.S. government agencies (43% of total), commercial paper (7% of total) and corporate debt securities (1% of total), as compared to securities and obligations of U.S. government agencies (46% of total), money market funds (41% of total) and commercial paper (13% of total) at December 31, 2008. Included in available-for-sale securities at October 3, 2009 and December 31, 2008 were cash equivalents of $62.6 million and $72.6 million, respectively. Cash equivalents consist primarily of instruments with maturities of three months or less at the date of purchase.

Foreign currency derivatives at October 3, 2009 and December 31, 2008 consisted of forward foreign exchange contracts for the Japanese yen. See “Investments” in Note 6 for further details.

Ultratech, Inc.

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

October 3, 2009

(6) Investments

We classified all of our investments as “available for sale” as of October 3, 2009 and December 31, 2008. Accordingly, we state our investments at estimated fair value. Fair values are determined based on quoted market prices or pricing models using current market rates. We deem all investments to be available to meet current working capital requirements. The cost of securities sold was determined based on the specific identification method.

The following is a summary of our investments:

	October 3, 2009				December 31, 2008
Cash equivalents and Available- for-sale Investments (in thousands)	Amortized Cost	Accumulated Other Comprehensive		Estimated Fair Value	Amortized Cost	Accumulated Other Comprehensive		Estimated Fair Value
		Gains	Losses			Gains	Losses
Securities and obligations of U.S. government agencies	$59,573	$201	$6	$59,768	$61,819	$638	$—	$62,457
U.S. corporate debt securities	1,197	2	—	1,199	—	—	—	—
Money market funds and commercial paper	72,545	—	2	72,543	74,642	11	—	74,653

Total	$133,315	$203	$8	$133,510	$136,461	$649	$—	$137,110

The following is a reconciliation of our investments to the balance sheet classifications at October 3, 2009 and December 31, 2008:

(In thousands)	October 3, 2009	December 31, 2008
Cash equivalents	$62,548	$72,646
Short-term investments	70,962	64,464

Investments, at estimated fair value	$133,510	$137,110

The gross amortized cost and estimated fair value of our investments at October 3, 2009 and December 31, 2008, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because the issuers of the securities may have the right to prepay obligations without prepayment penalties.

	October 3, 2009		December 31, 2008
(In thousands)	Gross Amortized Cost	Fair Value	Gross Amortized Cost	Fair Value
Due in one year or less	$133,314	$133,510	$122,241	$122,658
Due after one year through five years	—	—	14,220	14,452

Total	$133,314	$133,510	$136,461	$137,110

We do not have any cash equivalents and investments with unrealized losses at December 31, 2008. The following table provides the breakdown of the cash equivalents and investments with unrealized losses at October 3, 2009:

	In Loss Position for Less Than 12 Months		In Loss Position for More Than 12 Months		Total
(In thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
U.S. Treasury securities and obligations of the U.S. government agencies	$6,995	$6	$—	$—	$6,995	$6
Money market funds and commercial paper	3,994	2	—	—	3,994	2

Total	$10,989	$8	$—	$—	$10,989	$8

Ultratech, Inc.

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

October 3, 2009

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

We have not recorded any OTTI of our investments during the three- and nine-month periods ended October 3, 2009 and September 27, 2008.

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

Under ASC 815, all derivatives are recorded on the balance sheet at fair value. The gains and losses resulting from changes in fair value are accounted for depending on the use of the derivative and whether it is designated and qualifies for hedge accounting. All of our derivatives are designated as hedging instruments under ASC 815. The fair value of derivative instruments recorded in our Condensed Consolidated Balance Sheets is as follows:

	Asset Derivatives as of October 3, 2009
(In thousands)	Balance Sheet Location	Fair Value
Foreign exchange contracts	Other current liabilities	$27

Total derivatives		$27

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

Ultratech, Inc.

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

October 3, 2009

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

We calculate hedge effectiveness at a minimum each fiscal quarter. We measure hedge effectiveness by comparing the cumulative change in the spot rate of the derivative with the cumulative change in the spot rate of the anticipated sales transactions. We record any excluded components of the hedge in interest and other income (expense), net. There was no hedge ineffectiveness for the quarter ended October 3, 2009 and we did not have any derivatives classified as cash flow hedges at October 3, 2009. The following sets forth the effect of the derivative instruments on our Condensed Consolidated Statements of Operations for the nine-month period ended October 3, 2009:

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

Fair Value Hedging

We manage the foreign currency risk associated with Japanese yen denominated assets and liabilities using foreign exchange forward contracts. The change in fair value of these derivatives is recognized as a component of interest and other income (expense), net and is intended to offset the remeasurement gains and losses associated with the non-functional currency denominated assets and liabilities. At October 3, 2009, we had currency forward contracts for the sale of 115.1 million Japanese yen, or approximately $1.3 million. The fair value of derivatives classified as balance sheet hedges at October 3, 2009 was a liability of $27,000 recorded as “other current liabilities.” The following sets forth the effect of the derivative instruments on our Condensed Consolidated Statements of Operations for the three- and nine-month periods ended October 3, 2009:

		Amount of Gain (Loss) Recognized in Income on Derivatives
Derivatives in SFAS No. 133 Fair Value Hedging Relationship	Location of Gain Recognized in Income on Derivatives	Three Months Ended October 3, 2009 (in thousands)	Nine Months Ended October 3, 2009 (in thousands)
Foreign exchange contracts	Interest and other income (expense), net	$(59)	$172

(8) Inventories

Inventories consist of the following:

(In thousands)	October 3, 2009	December 31, 2008
Raw materials	$11,365	$15,380
Work-in-process	6,303	7,175
Finished products	11,635	9,063

	$29,303	$31,618

(9) Notes Payable

We have a line of credit agreement with a brokerage firm. Under the terms of this agreement, we may borrow funds at a cost equal to the current Federal funds open rate plus 125 basis points (approximately 1.37% as of October 3, 2009). Funds are advanced to us under this facility based on pre-determined advance rates on the cash and securities held by us in this brokerage account. Under this

Ultratech, Inc.

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

October 3, 2009

facility, we may borrow up to 75% of our total cash, cash equivalents and investments balance in this brokerage account with no restriction in the use of those assets. This agreement has no set expiration date and there are no loan covenants, other than the aforementioned collateral requirement. As of October 3, 2009, $10.0 million was outstanding under this facility, with a related collateral requirement of approximately $13.3 million of our cash, cash equivalents and investments.

(10) Other Current Liabilities

Other current liabilities consist of the following:

(In thousands)	October 3, 2009	December 31, 2008
Salaries and benefits	$3,296	$4,949
Warranty accrual	894	1,522
Accrued taxes-other	151	1,374
Capital lease, current portion	118	113
Other	859	1,965

	$5,318	$9,923

Warranty Accrual

We generally warrant our products for a period of twelve months for new products, or three months for refurbished products, from the date of customer acceptance for material and labor to repair the product; accordingly, an accrual for the estimated cost of the warranty is recorded at the time the product is shipped. Extended warranty terms, if granted, result in deferral of revenue equating to our standard pricing for similar service contracts. Recognition of the related warranty cost is deferred until product revenue is recognized. Factors that affect our warranty liability include the number of installed units, historical and anticipated rates of warranty claims, and cost per claim. We periodically assess the adequacy of our recorded warranty liabilities and adjust the amounts as necessary. We believe our warranty accrual, as of October 3, 2009, will be sufficient to satisfy outstanding obligations as of that date. Changes in our warranty accrual are as follows:

	Three Months Ended		Nine Months Ended
(In thousands)	October 3, 2009	September 27, 2008	October 3, 2009	September 27, 2008
Balance, beginning of the period	$995	$1,841	$1,522	$2,112
Warranties accrued for shipments during the period	287	986	911	2,196
Settlements made during the period	(479)	(761)	(1,798)	(1,967)
Changes in accrued warranty liabilities	91	51	259	(224)

Balance, end of the period	$894	$2,117	$894	$2,117

Accrued Taxes – Other

The decrease in accrued taxes-other from December 31, 2008 to October 3, 2009 includes the realization of a foreign consumption tax incentive which is included in interest and other income, net ($2.1 million) and interest expense ($0.4 million) recorded in our Condensed Consolidated Statements of Operations for the nine-month period ended October 3, 2009.

Ultratech, Inc.

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

October 3, 2009

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

	Three Months Ended		Nine Months Ended
(In thousands)	October 3, 2009	September 27, 2008	October 3, 2009	September 27, 2008
Balance, beginning of the period	$1,942	$2,087	$2,117	$2,087
Service contracts sold during the period	854	698	2,156	2,019
Service contract revenue recognized during the period	(831)	(621)	(2,308)	(1,942)

Balance, end of the period	$1,965	$2,164	$1,965	$2,164

(11) Other Liabilities

Other liabilities consist of the following:

(In thousands)	October 3, 2009	December 31, 2008
Deferred rent	$1,022	$1,505
Deferred compensation	1,146	941
Long-term income taxes payable	755	767
Asset retirement obligation	2,396	2,281
Postretirement medical obligation	554	546
Long-term capital lease	296	385
Other	233	262

	$6,402	$6,687

(12) Accumulated Other Comprehensive Income

The components of comprehensive income, net of tax, are as follows:

	Three Months Ended		Nine Months Ended
(In thousands)	October 3, 2009	September 27, 2008	October 3, 2009	September 27, 2008
Net income	$1,041	$3,302	$745	$7,838
Other comprehensive income (loss):
Unrealized gain (loss) on available-for-sale investments before adjustment	(161)	(99)	(509)	113
Reclassification adjustment for gains included in net income	—	—	—	(409)

Net unrealized loss on available-for-sale investments	(161)	(99)	(509)	(296)
Unrealized gain (loss) on foreign exchange forward contracts	—	(168)	84	(240)
Change in minimum postretirement medical obligation	15	9	89	28

Comprehensive income	$895	$3,044	$409	$7,330

Ultratech, Inc.

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

October 3, 2009

Accumulated other comprehensive income, net of tax, is comprised of the following items:

(In thousands)	October 3, 2009	December 31, 2008
Unrealized gain (loss) on:
Available-for-sale investments	$139	$648
Foreign exchange forward contracts	—	(84)
Change in minimum postretirement medical obligation	(1)	(90)

Accumulated other comprehensive income at end of period	$138	$474

(13) Exit Activities

Changes in our accrued severance and benefits charges in connection with exit activities are as follows:

(In thousands)	Balance at December 31, 2008	Expenses	Payments	Balance at October 3, 2009
Severance and benefits (fiscal year 2008)	$18	$—	$(18)	$—
Severance and benefits (fiscal year 2009)	—	576	(576)	—

Total	$18	$576	$(594)	$—

We did not have any exit activity during the three-month period ended October 3, 2009. During the first quarter of 2009, in our continuing effort to reduce company-wide expenses, we eliminated 21 full-time positions, 90% in the United States and 10% internationally. We recorded severance and benefits charges totaling $0.6 million during the nine-month period ended October 3, 2009. Of this $0.6 million, $0.3 million was recorded as research, development and engineering expenses, $0.2 million as cost of sales and the remaining $0.1 million as selling, general and administrative expenses. We did not have any exit activity during the first three quarters of 2008. As of October 3, 2009, there were no exit activity liabilities.

(14) Employee Benefit Plans

Employee bonus plans

We sponsor an executive incentive bonus plan that distributes employee awards based on the achievement of predetermined targets. We recorded a charge of $0.2 million and $0.4 million under this bonus plan for the three- and nine-month periods ended October 3, 2009, respectively, as compared to $0.5 million and $0.9 million for the corresponding periods of 2008.

Employee savings and retirement plans

We sponsor a 401(k) employee salary deferral plan that allows voluntary contributions by all full-time employees of from 1% to 20% of their pretax earnings. We may also make matching contributions to this plan at our discretion. Our contributions, when made, are limited to a maximum of $2,000 per year per employee, generally become 20% vested at the end of an employee’s first year of service from the date of hire, and vest 20% per year of service thereafter until they become fully vested at the end of five years of service. We did not make any contributions to this plan for the three- and nine-month periods ended October 3, 2009 as compared to the contribution of $0.1 million and $0.2 million made for the corresponding periods of 2008.

We also sponsor an executive non-qualified deferred compensation plan (the “Plan”) that allows qualifying executives to defer current cash compensation. As of October 3, 2009, Plan assets, representing the cash surrender value of life insurance policies held by us, and liabilities were approximately $1.0 million each, respectively, and were included in our Consolidated Balance Sheets under the captions “Other assets” and “Other liabilities.” In conjunction with the Plan, the related expense for each of the quarters ended October 3, 2009 and September 27, 2008 was immaterial.

Ultratech, Inc.

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

October 3, 2009

Postretirement benefits

We have committed to providing and fully paying for lifetime postretirement medical and dental benefits to our Chief Executive Officer and Chief Financial Officer and their spouses, commencing after retirement. We recorded net periodic benefit costs of $23,000 and $0.1 million for each of the three- and nine-month periods ended October 3, 2009, respectively, compared to $21,000 and $62,000 for the three- and nine-month periods ended September 27, 2008. These expenses included interest cost and amortization of prior service cost.

(15) Income Taxes

In accordance with FASB ASC Topic 740, Income Taxes (“ASC 740”), we had unrecognized tax benefits of $3.4 million as of January 1, 2009. We continue to recognize interest and penalties as a component of income tax provision and accrued $34,000 for these items as of January 1, 2009.

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

(16) Commitments and Contingencies

Commitments

In September 2007, we sublet a portion of our facilities in San Jose, California and account for it as an operating lease. This sublease expires in January 2010. As of October 3, 2009, the minimum future sublease payments to be received were $0.1 million.

In July 2007, we capitalized a five-year lease agreement for a new phone system recorded as office equipment. The amortization of this phone system is included with depreciation expense.

In August 2008, we entered into agreements with a leasing company for the sale and leaseback of certain assets for an initial term of four years. The sale price of the items was $6.8 million. There was no gain or loss from this transaction. Under this sale-leaseback arrangement, we have an option to purchase the assets back at the future current fair market value upon the expiration of the lease in 2012. The lease is classified as operating lease in accordance with ASC Topic 840, Leases. In January 2009, we bought back assets with value totaling to $1.3 million. As of October 3, 2009, the minimum future lease payments to be made were $4.2 million.

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

In May 2006, the same company filed a state court lawsuit against us for malicious prosecution and abuse of process claiming that attorney’s fees, costs and other damages were due based on the outcome of the federal patent litigation suit described above. We do

Ultratech, Inc.

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

October 3, 2009

not believe this action has merit, particularly given the denial by the federal court of that company’s request to be awarded attorneys’ fees payable by us in the patent litigation and the subsequent federal appellate court’s affirmation of the order denying any such award. We filed a motion to have the state court complaint dismissed under California’s anti-strategic lawsuit against public participation (“anti-SLAPP”) and demurrer statutes. The anti-SLAPP statute is aimed at striking lawsuits that are brought in order to quash an individual’s constitutional rights to free speech or seeking redress of grievances (i.e., filing suit). The state court granted the anti-SLAPP motion as to the abuse of process claim, but denied it as to the malicious prosecution claim. Our subsequent appeals to the appellate court and California Supreme Court were unsuccessful, and the matter has returned to Riverside County Superior Court. We have moved to have the matter dismissed on summary judgment, but the hearing thereon has been continued to December 3, 2009.

(17) Subsequent Events

Stock Option Exchange Program

In September 2009, we filed a Tender Offer Statement on Schedule TO with the SEC relating to a one-time stock option exchange program pursuant to which we offered certain employees the opportunity to exchange certain options to purchase up to an aggregate of 1,744,056 shares of our common stock, whether vested or unvested, that were granted under our equity incentive plans and have a per share exercise price equal to or greater than $13.50, as described in the Offer to Exchange Certain Outstanding Stock Options (“Offer Circular”). These eligible options could be exchanged for Restricted Stock Units (“RSUs”) upon the terms and subject to the conditions set forth in the Offer Circular. Our executive officers and members of the board of directors were not eligible to participate in this option exchange program.

This option exchange program permitted eligible option holders to exchange eligible options for a lesser number of RSUs based primarily on the average stock trading price on September 15, 2009, the last trading day before the commencement of this stock option exchange program. The new RSUs have a vesting term of one year. The stock option exchange program expired in October 2009. We will recognize the related expenses over the vesting term of the new RSUs issued commencing in the fourth quarter of fiscal 2009.

Lease Extension

In October 2009, we entered into two lease amendments for our facilities in San Jose, California. The first lease amendment is to extend one of the building leases for five years. This lease extension will expire in January 2016. We account for this lease as an operating lease; any improvements to the leased property are capitalized and classified as leasehold improvements. Pursuant to the terms of the second lease amendment, in consideration for the waiver of certain surrender obligations set forth in the original lease of a separate building, we shall pay the landlord $0.6 million and surrender possession of the premises by the lease expiration date in March 2010.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Certain of the statements contained herein, which are not historical facts and which can generally be identified by words such as “anticipates,” “expects,” “intends,” “will,” “could,” “believes,” “estimates,” “continues,” and similar expressions, are forward-looking statements under Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that involve risks and uncertainties, such as risks related to timing, delays, deferrals and cancellations of orders by customers, including as a result of semiconductor manufacturing capacity as well as our customers’ financial condition and demand for semiconductors; cyclicality in the semiconductor and nanotechnology industries; general economic and financial market conditions including impact on capital spending, as well as difficulty in predicting changes in such conditions; rapid technological change and the importance of timely product introductions; customer concentration; our dependence on new product introductions and market acceptance of new products and enhanced versions of our existing products; lengthy sales cycles, including the timing of system installations and acceptances; lengthy and costly development cycles for laser-processing and lithography technologies and applications; integration, development and associated expenses of the laser processing operation; pricing pressures and product discounts; high degree of industry competition; intellectual property matters; changes in pricing by us, our competitors or suppliers; international sales; timing of new product announcements and releases by us or our competitors; ability to volume produce systems and meet customer requirements; sole or limited sources of supply; effect of capital market fluctuations on our investment portfolio; ability and resulting costs to attract or retain sufficient personnel to achieve our targets for a particular period; dilutive effect of employee stock option grants on net income per share, which is largely dependent upon our achieving and maintaining profitability and the market price of our stock; mix of products sold; outcome of litigation; manufacturing variances and production levels; timing and degree of success of technologies licensed to outside parties; product concentration and lack of product revenue diversification; inventory obsolescence; asset impairment; changes to financial accounting standards; effects of certain anti-takeover provisions; future acquisitions; volatility of stock price; foreign government regulations and restrictions; business interruptions due to natural disasters or utility failures; environmental regulations; and any adverse effects of the H1N1 influenza pandemic or terrorist attacks in the United States or elsewhere, or government responses thereto, or military actions in Iraq, Afghanistan and elsewhere, on the economy in general, or on our business in particular. Due to these and additional factors, the statements, historical results and percentage relationships set forth below are not necessarily indicative of the results of operations for any future period. These forward-looking statements are based on management’s current beliefs and expectations, some or all of which may prove to be inaccurate, and which may change. We undertake no obligation to revise or update any forward-looking statements to reflect any event or circumstance that may arise after the date of this report.

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

Net Sales

Third Quarter

	Three Months Ended		Amount of Change	Percentage Change
(In thousands, except percentages)	October 3, 2009	September 27, 2008
Sales of:
Products	$21,050	$30,114	$(9,064)	(30.1)%
Services	3,889	4,322	(433)	(10.0)%
Licenses	—	—	—	—

Total net sales	$24,939	$34,436	$(9,497)	(27.6)%

Net sales consist of revenues from products (system and spare parts sales), services and licensing of technologies. Product sales decreased 30.1% to $21.1 million for the quarter ended October 3, 2009, compared to $30.1 million in the corresponding quarter of 2008, primarily due to a decrease in system unit volume resulting from the continuing weakening of global financial and economic conditions.

On a product market application basis, system sales to the semiconductor industry, consisting of sales to the advanced packaging market, the laser processing applications market and the semiconductor market, decreased $6.5 million to $18.1 million for the quarter ended October 3, 2009, compared to $24.6 million in the corresponding quarter of 2008. This decrease was primarily due to a decrease in sales to the laser processing market of $6.4 million.

There were no system sales to the nanotechnology market for the quarter ended October 3, 2009 as compared to $2.9 million in the corresponding quarter of 2008. System sales to the nanotechnology market are highly dependent on customer capacity demand in the industries we serve, including thin film heads, automotive MEMS, LED/laser diodes, and ink jet print heads, and therefore we expect to experience significant variations in sales to this market from quarter to quarter.

Revenues from services for the quarter ended October 3, 2009 decreased by $0.4 million to $3.9 million, as compared with $4.3 million in the corresponding quarter of 2008. This decrease is primarily due to fewer new service contracts that were recognized as revenue in the quarter as compared to the corresponding quarter of 2008.

There was no revenue from licensing activities for each of the quarters ended October 3, 2009 and September 27, 2008. This is primarily due to the timing and frequency of the resale of our tools by our existing customers to third parties. Pursuant to our license arrangements, such transactions are subject to a license fee based on units sold. Future revenues from licensing activities, if any, will be contingent upon existing and future licensing arrangements. We may not be successful in generating licensing revenues in the future and do not anticipate the recognition of significant levels of licensing income during the remainder of 2009.

At October 3, 2009, we had approximately $2.5 million of deferred product and services income compared to $4.3 million at December 31, 2008. The gross amount of deferred revenues at October 3, 2009 was $2.5 million as compared to $5.3 million at December 31, 2008. The gross amount of deferred costs at October 3, 2009 was immaterial as compared to $1.0 million at December 31, 2008. Deferred product income is recognized as revenue upon satisfying the contractual obligations for installation and/or customer acceptance. Deferred services income is recognized as revenue ratably over the contract period (for time-based service contracts), or as purchased services are rendered (for contracts based on a purchased quantity of hours).

For the quarter ended October 3, 2009, international net sales were $21.7 million, or 86.8% of total net sales, compared with $28.8 million, or 83.5% of total net sales for the corresponding quarter of 2008. For the quarter ended October 3, 2009 compared to the corresponding quarter of 2008, sales to Europe decreased by $7.4 million, sales to Japan increased by $0.1 million, sales to Taiwan increased by $3.0 million and sales to the rest of Asia decreased by $2.6 million. We expect sales to international customers will continue to represent a significant portion of our revenues during the remainder of 2009 as companies continue to build their manufacturing plants overseas, especially in Asia.

Our revenue derived from sales in foreign countries is not generally subject to significant exchange rate fluctuations, principally because sales contracts for our systems are generally denominated in U.S. dollars. In Japan, however, orders are sometime denominated in Japanese yen. This subjects us to the risk of currency fluctuations. We attempt to mitigate this risk by entering into foreign currency forward exchange contracts for the period between when an order is received and when it is recorded as revenue. After recording revenue, we use various mechanisms, such as natural hedges, to offset substantial portions of the gains or losses associated with our Japanese yen denominated receivables due to exchange rate fluctuations. We had approximately ¥49.1 million of Japanese yen denominated receivables at October 3, 2009. International sales expose us to a number of additional risks, including fluctuations in the value of local currencies relative to the U.S. dollar, which impact the relative cost of ownership of our products and, thus, the customer’s willingness to purchase our product. (See Part II, Item 1A, “Risk Factors” herein).

Year-To-Date

	Nine Months Ended		Amount of Change	Percentage Change
(In thousands, except percentages)	October 3, 2009	September 27, 2008
Sales of:
Products	$58,177	$84,317	$(26,140)	(31.0)%
Services	10,931	12,917	(1,986)	(15.4)%
Licenses	82	400	(318)	(79.5)%

Total net sales	$69,190	$97,634	$(28,444)	(29.1)%

Product sales decreased 31.0% to $58.2 million for the nine months ended October 3, 2009 as compared to the same period in 2008. This decrease was primarily attributable to a change in product mix, decrease in system unit volume and lower average selling prices of systems sold resulting from the continuing weakening of global financial and economic conditions.

On a market segment basis, in the nine months ended October 3, 2009, system sales to the semiconductor industry decreased $25.0 million from the corresponding period of 2008. This decrease was due to lower sales to the advanced packaging market of $8.5 million and the laser processing market of $17.6 million, partially offset by an increase in sales to the semiconductor market of $1.1 million. In the nine months ended October 3, 2009, system sales to the nanotechnology market decreased $0.4 million from the corresponding period of 2008.

Revenues from services in the nine months ended October 3, 2009 decreased 15.4% from the comparable period of 2008, primarily as a result of decreases in the number of service contracts in effect during the period. Revenues from licensing activities decreased in the nine months ended October 3, 2009 as compared to the same period of 2008, primarily due to lower licensing revenue associated with the resale of our tools by our existing customers to third parties.

For the nine months ended October 3, 2009, international net sales were $45.2 million, or 65.3% of total net sales, as compared with $62.8 million, or 64.3% of total net sales, for the comparable period of 2008. For the nine months ended October 3, 2009, as compared to the same period of 2008, sales to Europe decreased $13.4 million, sales to Japan decreased $5.2 million, sales to Taiwan increased $0.6 million and sales to the rest of Asia increased $0.5 million.

Gross Profit

On a comparative basis, gross margins increased to 50.4% for the three-month period ended October 3, 2009, compared to 48.5% for the corresponding period of 2008. This 1.9 percentage point increase in gross margin was primarily due to a change in our product mix (3.0 percentage points) and lower warranty and installation costs (2.9 percentage points), partially offset by higher service cost due to lower utilization (4.0 percentage points).

Gross margin for the nine months ended October 3, 2009 decreased to 46.4% compared to 48.4% in the corresponding period of 2008. This 2.0 percentage point decrease in gross margin was primarily due to higher service cost due to lower utilization (4.8 percentage points) and severance and benefit charges recorded during the first quarter of 2009 (0.2 percentage points), partially offset by lower warranty and installation costs (2.6 percentage points) and a change in our product mix (0.4 percentage points).

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

Operating Expenses

Third Quarter

	Three Months Ended		Amount of Change	Percentage Change
(In thousands, except percentages)	October 3, 2009	September 27, 2008
Research, development, and engineering	$4,573	$5,811	$(1,238)	(21.3)%
Selling, general, and administrative	7,262	8,047	(785)	(9.8)%

Total operating expenses	$11,835	$13,858	$(2,023)	(14.6)%

Research, development and engineering expenses for the quarter ended October 3, 2009 were $4.6 million, as compared to $5.8 million for the corresponding period in 2008. This decrease was primarily attributable to lower salary and related expenses of $0.9 million resulting from workforce reduction and lower travel expenses and outside services of $0.2 million. As a percentage of net sales, research, development and engineering expenses for the quarter ended October 3, 2009 increased to 18.3% from 16.9% for the corresponding quarter of 2008. This increase was due primarily to the decrease in net sales as compared to the corresponding quarter of 2008 discussed above.

Selling, general, and administrative expenses for the quarter ended October 3, 2009 were $7.3 million as compared to $8.0 million for the corresponding quarter of 2008. This decrease was primarily attributable to lower salary and related expenses of $0.9 million. As a percentage of net sales, selling, general and administrative expenses for the quarter ended October 3, 2009 increased to 29.1% from 23.4% for the corresponding quarter of 2008. This increase was due primarily to the decrease in net sales as compared to the corresponding quarter of 2008 discussed above.

Year-To-Date

	Nine Months Ended		Amount of Change	Percentage Change
(In thousands, except percentages)	October 3, 2009	September 27, 2008
Research, development, and engineering	$14,208	$17,594	$(3,386)	(19.2)%
Selling, general, and administrative	20,186	24,207	(4,021)	(16.6)%

Total operating expenses	$34,394	$41,801	$(7,407)	(17.7)%

Research, development and engineering expenses were $14.2 million for the nine months ended October 3, 2009 as compared to $17.6 million for the corresponding period in 2008. This decrease was primarily due to workforce reduction and our continuing effort to manage company-wide expenses discussed above. As a percentage of net sales, research, development and engineering expenses for the nine-month period ended October 3, 2009 increased to 20.5% from 18.0% for the corresponding period of 2008. This increase was due primarily to the decrease in net sales as compared to the corresponding quarter of 2008 discussed above.

Selling, general and administrative expenses were $20.2 million for the nine months ended October 3, 2009 as compared with $24.2 million for the corresponding period in 2008. This decrease was primarily due to workforce reduction and our continuing effort to manage company-wide expenses discussed above. As a percentage of net sales, selling, general and administrative expenses for the nine-month period ended October 3, 2009 increased to 29.2% from 24.8% for the corresponding period of 2008. This increase was due primarily to the decrease in net sales as compared to the corresponding quarter of 2008 discussed above.

Interest and Other Income, Net

Interest and other income, net, which consists primarily of interest income, was $0.3 million for the three months ended October 3, 2009, as compared with $0.5 million for the comparable period of 2008.

For the nine months ended October 3, 2009, interest and other income, net, which consists primarily of the recognition of a foreign consumption tax incentive and interest income, was $2.7 million as compared to $2.8 million in the comparable period of 2008. This slight decrease was primarily attributable to the recognition of a foreign consumption tax incentive totaling $2.2 million during the nine months ended October 3, 2009, partially offset by a decline in interest income earned by our cash and investment positions of $1.8 million and an increase in loss from foreign currency exchange of $0.3 million.

The foreign consumption tax incentive related to a benefit we received in fiscal years 2004 and 2005 and was previously reserved due to uncertainties as to the ultimate realization of the incentive. We have determined that those uncertainties have been sufficiently reduced to allow recognition of the benefit. We do not expect to recognize any additional benefit with respect to this tax incentive. The loss from foreign currency exchange was a result of depreciation of Japanese yen. The lower interest income earned resulted from lower applicable interest rates. The cost of securities sold was determined based on the specific identification method. As of October 3, 2009, the weighted-average maturity of our investment portfolio was less than a year. Changes in interest rates have had, and will continue to have, an impact on our interest income.

Provision (benefit) for Income Taxes

For the three- and nine-month periods ended October 3, 2009, we recorded an income tax benefit of $1,000 and $37,000, respectively, as compared to an income tax provision of $1,000 and $0.3 million for the comparable periods in 2008. The income tax benefit recognized for the three- and nine-month periods ended October 3, 2009 resulted primarily from the federal refundable tax credit offset by foreign income taxes.

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

In accordance with ASC 740 we had unrecognized tax benefits of $3.4 million as of January 1, 2009. We continue to recognize interest and penalties as a component of income tax provision and accrued $34,000 for these items as of January 1, 2009.

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

Outlook

The anticipated timing of orders, shipments and customer acceptances usually requires that we fill a number of production slots in any given quarter in order to meet our sales targets. If we are unsuccessful in our efforts to secure those production orders, or if existing production orders are delayed or cancelled, our results of operations will be materially adversely impacted. Accordingly, we may not be able to achieve or maintain our current or prior level of sales. We presently expect net sales for the fourth quarter of 2009 to be higher than the net sales reported in the third quarter of 2009. For the full fiscal year of 2009, we believe that total net sales will decrease from the amount reported for 2008.

Because our net sales are subject to a number of risks, including risks associated with the market acceptance of our new laser processing product line, delays in customer acceptance, intense competition in the capital equipment industry, uncertainty relating to the timing and market acceptance of our products, and the condition of the macro-economy and the semiconductor industry and the other risks described in this report and in our Annual Report on Form 10-K for the year ended December 31, 2008, we may not exceed or even maintain our current or prior level of net sales for any period in the future. Additionally, we believe that the market acceptance and volume production of our advanced packaging systems, laser processing systems and our 1000 Platform steppers are of critical importance to our future financial results. At October 3, 2009, these critical systems represented approximately 86.6% of our backlog. To the extent that these products do not achieve or maintain significant sales due to difficulties involving manufacturing or engineering, the inability to reduce the current long manufacturing cycles for these products, competition, excess capacity in the semiconductor or nanotechnology device industries, or for any other reason, our business, financial condition and results of operations would be materially adversely affected.

LIQUIDITY AND CAPITAL RESOURCES

Net cash used in operating activities was $7.4 million for the nine months ended October 3, 2009, compared with net cash provided by operating activities of $19.8 million for the comparable period in 2008. Net cash used in operating activities during the three months ended October 3, 2009 was primarily attributable to the increase in trade receivables, the decreases in accounts payable, deferred product and service income, and other current liabilities. The decrease in deferred product and services income was primarily due to reduced system shipments and acceptance resulting in fewer systems deferred at October 3, 2009. These uses of cash were partially offset by our net income generated during the nine months ended October 3, 2009 and the net effect of non-cash expenses from depreciation, amortization and stock-based compensation charges. Other sources of cash from operating activities included decreases in inventories, prepaid expenses and other current assets.

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

During the first nine months ended October 3, 2009, net cash used in investing activities was $10.0 million, attributable to net purchase of short-term investments of $7.0 million and capital expenditures of $3.0 million during the nine months ended October 3, 2009.

Net cash provided by financing activities was $3.9 million during the nine months ended October 3, 2009, attributable to net proceeds of $4.0 million under our notes payable and proceeds of $0.4 million from the issuance of common stock offset partially by tax payments of $0.5 million for the issuance of common stock from the release of restricted stock units under our employee stock option plans.

At October 3, 2009, we had working capital of $186.6 million. Our principal sources of liquidity at October 3, 2009 consisted of $141.6 million in cash, cash equivalents and short-term investments, net of outstanding borrowings under our line of credit. We have a line of credit agreement with a brokerage firm. Under the terms of this agreement, we may borrow funds at a cost equal to the current Federal funds open rate plus 125 basis points (approximately 1.37% as of October 3, 2009). Certain of our cash, cash equivalents and marketable securities secure borrowings outstanding under this facility, but we are not restricted in the use of those assets. Funds are advanced to us under this facility in accordance with pre-determined advance rates based on the cash and securities held by us in this brokerage account. This agreement has no set expiration date and there are no loan covenants other than a collateral requirement. As of October 3, 2009, $10.0 million was outstanding under this facility, with a related collateral requirement of approximately $13.3 million of our cash, cash equivalents and short-term investments.

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

Interest Rate Risk

Our exposure to market risk due to potential changes in interest rates relates primarily to our investment portfolio, which consisted primarily of fixed interest rate instruments as of October 3, 2009. We maintain an investment policy designed to ensure the safety and preservation of our invested funds by limiting market risk and the risk of default.

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

As of October 3, 2009, we did not have any investments in mortgage backed or auction rate securities or any security investments in the financial service sector. However, we intend to closely monitor developments in the credit markets and make appropriate changes to our investment policy as we deem necessary or advisable. Based on our ability to liquidate our investment portfolio and our expected operating cash flows, we do not anticipate any liquidity constraints as a result of the current credit environment.

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

We use foreign currency forward contracts to hedge the risk that outstanding Japanese yen denominated receipts from customers for actual or forecasted sales of equipment may be adversely affected by changes in foreign currency exchange rates. Our hedging programs reduce, but do not always entirely eliminate, the impact of currency movements. See “Derivative Instruments and Hedging” in Note 7 under the heading “Notes to Condensed Consolidated Financial Statements” of Part I, Item 1, “Financial Statements” herein for further disclosures.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended October 3, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

In May 2006, the same company filed a state court lawsuit against us for malicious prosecution and abuse of process claiming that attorney’s fees, costs and other damages were due based on the outcome of the federal patent litigation suit described above. We do not believe this action has merit, particularly given the denial by the federal court of that company’s request to be awarded attorneys’ fees payable by us in the patent litigation and the subsequent federal appellate court’s affirmation of the order denying any such award. We filed a motion to have the state court complaint dismissed under California’s anti-strategic lawsuit against public participation, or anti-SLAPP, and demurrer statutes. The anti-SLAPP statute is aimed at striking lawsuits that are brought in order to quash an individual’s constitutional rights to free speech or seeking redress of grievances (i.e., filing suit). The state court granted the anti-SLAPP motion as to the abuse of process claim, but denied it as to the malicious prosecution claim. Our subsequent appeals to the appellate court and California Supreme Court were unsuccessful, and the matter has returned to Riverside County Superior Court. We have moved to have the matter dismissed on summary judgment, but the hearing thereon has been continued to December 3, 2009.

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

Historically, we have sold a substantial portion of our systems to a limited number of customers. In the three- and nine-month periods ended October 3, 2009, our top five customers accounted for 100% and 76.4% of our system sales compared to 88.7% and 58.5%, in the comparable period of 2008. We expect that sales to a relatively few customers will continue to account for a high percentage of our net sales in the foreseeable future and believe that our financial results depend in significant part upon the success of these major customers and our ability to meet their future capital equipment needs. Although the composition of the group comprising our largest customers may vary from period to period, the loss of a significant customer or any reduction in orders by a significant customer, including reductions due to market, economic or competitive conditions in the semiconductor, semiconductor packaging or nanotechnology industries or in the industries that manufacture products utilizing integrated circuits, thin film heads or other nanotechnology components, would likely have a material adverse effect on our business, financial condition and results of operations. Our ability to maintain or increase our sales in the future depends, in part, on our ability to obtain orders from new customers as well as the financial condition and success of our existing customers, the semiconductor and nanotechnology industries and the economy in general.

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

On a market application basis, sales to the semiconductor industry, primarily for advanced packaging applications and laser thermal processing applications, accounted for all of our system revenue for the three months ended October 3, 2009, as compared to 89.4% for the comparable period in 2008. We did not have any sales to nanotechnology manufacturers, including micro systems, thin film head and optical device manufacturers, for the three months ended October 3, 2009, as compared to 10.6% for the comparable period in 2008. For the nine months ended October 3, 2009, sales to the semiconductor industry accounted for 91.7% of system revenue, as compared to 94.0% for the corresponding period in 2008, while sales to nanotechnology manufacturers accounted for the remainder of our systems revenue for the nine months ended October 3, 2009. Our future operating results and financial condition would be materially adversely impacted by a downturn in any of these industries, or by loss of market share in any of these industries. A growing portion of our backlog of system orders is comprised of laser spike annealing tools. To date, we have limited customer experience with this technology. Should significant demand not materialize, due to technical, production, market, or other factors, our business, financial position and results of operations would be materially adversely impacted.

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

Although we attempt to protect our intellectual property rights through patents, copyrights, trade secrets and other measures, we believe that our success will depend more upon the innovation, technological expertise and marketing abilities of our employees. Nevertheless, we have a policy of seeking patents when appropriate on inventions resulting from our ongoing research and development and manufacturing activities. We own 157 United States and foreign patents, which expire on dates ranging from December 2009 to March 2027 and have 48 United States and foreign patent applications pending. In addition, we have various registered trademarks and copyright registrations covering mainly applications used in the operation of our systems. We also rely upon trade secret protection for our confidential and proprietary information. We may not be able to protect our technology adequately and competitors may be able to develop similar technology independently. Our pending patent applications may not be issued or U.S. or foreign intellectual property laws may not protect our intellectual property rights. In addition, litigation may be necessary to enforce our patents, copyrights or other intellectual property rights, to protect our trade secrets, to determine the validity and scope of the proprietary rights of others or to defend against claims of infringement. Such litigation has resulted in, and in the future could result in, substantial costs and diversion of resources and could have a material adverse effect on our business, financial condition and results of operations, regardless of the outcome of the litigation. Patents issued to us may be challenged, invalidated or circumvented and the rights granted thereunder may not provide competitive advantages to us. Furthermore, others may independently develop similar technology or products, or, if patents are issued to us, design around the patents issued to us. Invalidation of our patents related to those technologies, or the expiration of patents covering our key technologies, could allow our competitors to more effectively compete against us, which could result in less revenue for us.

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

In May 2006, the same company filed a state court lawsuit against us for malicious prosecution and abuse of process claiming that attorney’s fees, costs and other damages were due based on the outcome of the federal patent litigation suit described above. We do not believe this action has merit, particularly given the denial by the federal court of that company’s request to be awarded attorneys’ fees payable by us in the patent litigation and the subsequent federal appellate court’s affirmation of the order denying any such award. We filed a motion to have the state court complaint dismissed under California’s anti-strategic lawsuit against public participation (“anti-SLAPP”) and demurrer statutes. The anti-SLAPP statute is aimed at striking lawsuits that are brought in order to quash an individual’s constitutional rights to free speech or seeking redress of grievances (i.e. filing suit). The state court granted the anti-SLAPP motion as to the abuse of process claim, but denied it as to the malicious prosecution claim. Our subsequent appeals to the appellate court and California Supreme Court were unsuccessful, and the matter has returned to Riverside County Superior Court. We have moved to have the matter dismissed on summary judgment, but the hearing thereon has been continued to December 3, 2009.

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

International sales accounted for approximately 86.8% and 65.3% of total net sales for the three- and nine-month periods ended October 3, 2009, compared to 83.5% and 64.3% in the comparable periods of 2008. We anticipate that international sales will continue to account for a significant portion of total net sales. As a result, a significant portion of our net sales will continue to be subject to certain risks, including unexpected changes in regulatory requirements; difficulty in satisfying existing regulatory requirements; exchange rate fluctuations; tariffs and other barriers; political and economic instability; difficulties in accounts receivable collections; reduced protection of intellectual property; natural disasters; difficulties in staffing and managing foreign subsidiary and branch operations; and potentially adverse tax consequences.

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

Our results of operations and business could be adversely affected by public health issues, wars and other military action, as well as terrorist attacks and threats and government responses thereto, especially if any such actions were directed at us or our facilities or customers.

Public health issues, terrorist attacks in the United States and elsewhere, government responses thereto, and military actions in Iraq, Afghanistan and elsewhere, may disrupt our operations or those of our customers and suppliers and may affect the availability of materials needed to manufacture our products or the means to transport those materials to manufacturing facilities and finished products to customers. In June 2009, the World Health Organization declared H1N1 influenza, or swine flu, a pandemic. This pandemic could cause damage or disruption to international commerce by creating economic and political uncertainties that may have a significant negative impact on the global economy, us and our customers or suppliers. Should the severity of the H1N1 influenza pandemic increase or other public health issues arise, we could be negatively impacted by the need for more stringent employee travel restrictions, additional limitations in the availability of freight services, governmental actions limiting the movement of products between various regions and disruptions in the operations of our customers or suppliers. Any of the H1N1 influenza pandemic, terrorist attacks, or the ongoing war on terrorism could increase volatility in the United States and world financial markets which may depress the price of our Common Stock and may limit the capital resources available to us or our customers or suppliers, which could result in decreased orders from customers, less favorable financing terms from suppliers, and scarcity or increased costs of materials and components of our products. Additionally, terrorist attacks directly upon us may significantly disrupt our ability to conduct our business. The long-term effects of the H1N1 influenza pandemic, terrorist attacks and the ongoing war on terrorism on our business and on the global economy remain unknown. Any of these occurrences could have a significant impact on our operating results, revenues and costs and may result in increased volatility of the market price of our Common Stock.

Our investment portfolio may become impaired by further deterioration of the capital markets.

Our cash equivalent and short-term investment portfolio as of October 3, 2009 consisted of securities and obligations of U.S. government agencies, money market funds, commercial paper and corporate debt securities. We follow an established investment policy and set of guidelines to monitor, manage and limit our exposure to interest rate and credit risk. The policy sets forth credit quality standards and limits our exposure to any one issuer, as well as our maximum exposure to various asset classes.

As a result of current financial market conditions, investments in some financial instruments, such as structured investment vehicles, sub-prime mortgage-backed securities and collateralized debt obligations, may lose some or all of their value due to liquidity and credit concerns. As of October 3, 2009, we had no holdings in these categories of investments and no impairment charge associated with our short-term investment portfolio. Although we believe our current investment portfolio has little risk of impairment, we cannot predict future market conditions or market liquidity and our investment portfolio could become impaired.

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

Certain provisions of our Certificate of Incorporation, equity incentive plans, licensing agreements, Bylaws and Delaware law may discourage certain transactions involving a change in control of our company. In addition to the foregoing, the shareholdings of our officers, directors and persons or entities that may be deemed affiliates, and the ability of the Board of Directors to issue “blank check” preferred stock without further stockholder approval could have the effect of delaying, deferring or preventing us from experiencing a change in control and may adversely affect the voting and other rights of holders of our Common Stock.

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

As of October 3, 2009, we had options and restricted stock units to purchase approximately 4.7 million shares of our Common Stock outstanding. Among other determinants, the market price of our stock has a major bearing on the number of shares subject to outstanding stock options and restricted stock units that are included in the weighted-average shares used in determining our net income per share. During periods of extreme volatility, the impact of higher stock prices can have a materially dilutive effect on our net income per share. Additionally, shares subject to outstanding options and restricted stock units are excluded from the calculation of net income per share when we have a net loss or when the exercise price and the average unrecognized compensation cost of the stock option or restricted stock unit is greater than the average market price of our Common Stock, as the impact of the stock options or restricted stock units would be anti-dilutive.

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

As part of our continued effort to reduce company-wide expenses, we have recorded certain expenses related to work force reductions pursuant to the provisions of ASC Topic 420, Exit or Disposal Cost Obligations. Although we expect our cost cutting efforts to result in a decrease in expenses over the long-term, these accounting charges may result in an increase in our short-term expenses. We may from time to time undertake additional expense reduction programs or actions, any of which could result in current period charges and expenses that could have a material adverse effect on that period’s operating results.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

The following proposals were voted upon by our stockholders at our Annual Meeting of Stockholders held on July 21, 2009.

1.	The following persons were elected as members of our Board of Directors to serve for a term ending upon the Annual Meeting of Stockholders indicated beside their respective names and until their successors are elected and qualified.

	Terms Ending Upon the Annual Stockholders’ Meeting	Votes for	Votes withheld
Dennis R. Raney	2011	22,036,207	408,517
Henri Richard	2011	19,241,196	3,203,528
Vincent F. Sollitto, Jr.	2011	20,783,865	1,660,859

The other directors whose terms of office as a director continued after the 2009 Annual Meeting of Stockholders were Arthur W. Zafiropoulo, Joel F. Gemunder, Nicholas Konidaris and Rick Timmins.

2.	A proposal to ratify the appointment of Ernst & Young LLP as our independent registered public accounting firm for the fiscal year ending December 31, 2009 was approved by the vote of 21,459,677 shares for; 980,947 shares against; 4,100 shares abstained; and no broker non-votes.

3.	A proposal to approve an amendment to our Certificate of Incorporation to declassify the Company’s Board of Directors as of the 2011 Annual Meeting of Stockholders. This proposal was approved by the vote of 21,252,939 shares for; 1,167,559 shares against; 24,226 shares abstained; and no broker non-votes.

4.	A proposal to approve amendments to our 1993 Stock Option/Stock Issuance Plan to extend the expiration date of the plan and require stockholder approval of certain option repricing programs. This proposal was not approved by the vote of 13,380,208 shares against; 6,486,427 shares for; 11,050 shares abstained; and 2,567,039 broker non-votes.

The proposals above are described in detail in our definitive proxy statement filed with the SEC on June 4, 2009 for the Annual Meeting of Stockholders held on July 21, 2009.

Item 5.	Other Information

None.

Item 6.	Exhibits

3.1(a)	Amended and Restated Certificate of Incorporation of the Registrant, filed October 6, 1993.

3.1.1(a)	Certificate of Amendment of the Amended and Restated Certificate of Incorporation of the Company, filed May 17, 1995.

3.1.2(a)	Certificate of Amendment of the Amended and Restated Certificate of Incorporation of the Company, filed June 17, 1998.

3.1.3(a)	Certificate of Amendment of the Amended and Restated Certificate of Incorporation of the Company, filed June 20, 2003.

3.1.4	Certificate of Amendment of the Amended and Restated Certificate of Incorporation of the Company, filed August 31, 2009.

3.2(b)	Amended and Restated Bylaws of the Registrant, as amended.

31.1	Certification of Chief Executive Officer required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(a)	Previously filed with our Quarterly Report on Form 10-Q for the quarter ended June 28, 2003 (Commission File No. 0-22248) and incorporated herein by reference.
(b)	Previously filed with our Current Report on Form 8-K filed on October 20, 2008 (Commission File No. 0-22248) and incorporated herein by reference.
*	Exhibit 32.1 is being furnished and shall not be deemed to be filed for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, nor shall such exhibit be deemed to be incorporated by reference in any registration statement or other document filed under the Securities Act, or the Exchange Act, except as otherwise stated in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ULTRATECH, INC. (Registrant)

Date: November 5, 2009	By:	/s/ BRUCE WRIGHT
Bruce Wright
Senior Vice President, Finance and Chief Financial Officer
(Duly Authorized Officer and Principal Financial and Accounting Officer)

EXHIBIT INDEX

3.1(a)	Amended and Restated Certificate of Incorporation of the Registrant, filed October 6, 1993.

3.1.1(a)	Certificate of Amendment of the Amended and Restated Certificate of Incorporation of the Company, filed May 17, 1995.

3.1.2(a)	Certificate of Amendment of the Amended and Restated Certificate of Incorporation of the Company, filed June 17, 1998.

3.1.3(a)	Certificate of Amendment of the Amended and Restated Certificate of Incorporation of the Company, filed June 20, 2003.

3.1.4	Certificate of Amendment of the Amended and Restated Certificate of Incorporation of the Company, filed August 31, 2009.

3.2(b)	Amended and Restated Bylaws of the Registrant, as amended.

31.1	Certification of Chief Executive Officer required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(a)	Previously filed with our Quarterly Report on Form 10-Q for the quarter ended June 28, 2003 (Commission File No. 0-22248) and incorporated herein by reference.
(b)	Previously filed with our Current Report on Form 8-K on October 20, 2008 (Commission File No. 0-22248) and incorporated herein by reference.
*	Exhibit 32.1 is being furnished and shall not be deemed to be filed for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, nor shall such exhibit be deemed to be incorporated by reference in any registration statement or other document filed under the Securities Act, or the Exchange Act, except as otherwise stated in such filing.