Form 10-K
period 2009-12-31
ULTRATECH INC
filed 2010-03-01
CIK 909791

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark one)

☑	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Fiscal Year Ended December 31, 2009

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑    No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐    No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405) is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

The aggregate market value of voting stock held by non-affiliates of the Registrant, as of July 2, 2009, was approximately $186,925,812 (based upon the closing price for shares of the Registrant’s common stock as reported by the NASDAQ Global Market on that date, the last trading date of the Registrant’s most recently completed second quarter). Shares of common stock held by each officer, director and holder of 5% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of February 23, 2010, the Registrant had 23,849,349 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Proxy Statement for the 2010 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K.

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

The Company

Ultratech, Inc. (“Ultratech” or “we”) develops, manufactures and markets photolithography and laser thermal processing equipment designed to reduce the cost of ownership for manufacturers of integrated circuits, including advanced packaging processes and various nanotechnology components, thin film head magnetic recording devices (“thin film heads” or “TFHs”), optical networking devices, laser diodes and high-brightness light emitting diodes (“HBLEDs”).

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

Advanced packaging for integrated circuits, specifically bump or wafer level chip scale packaging (“WLCSP”) techniques, require lithography steps in the device fabrication process. We continue to enhance our product offerings for bump, WLCSP processing and post passivation lithography (“PPL”). Our steppers are used to manufacture high volume, low cost semiconductors used in a variety of applications such as telecommunications, automotive control systems, power systems and consumer electronics. We also supply 1X photolithography systems to thin film head manufacturers and believe that our steppers offer advantages over certain competitive reduction lithography tools with respect to field size, throughput, specialized substrate handling and cost. Additionally, we supply 1X photolithography equipment to various other nanotechnology markets where certain technical features, such as high resolution at gh-line wavelengths, depth of focus and special size substrates, may offer advantages over certain competing tools.

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

Deposition is a process in which a layer of either electrically insulating or electrically conductive material is deposited on the surface of a wafer. Typically deposition is followed by the photolithography imaging process in which the deposited layer is coated with a photosensitive layer called photoresist or resist. Exposure of the resist to an image formed by ultraviolet light, followed by development, results in some of the resist being removed. A subsequent etching step selectively removes the deposited material from areas not protected by the remaining resist pattern.

Photolithography is one of the most critical and expensive steps in IC device manufacturing. Photolithography exposure equipment is used to create device features by patterning a light-sensitive polymer coating on the wafer surface using a photomask containing the master image of a particular device layer. Typically, each exposure results in the patterning of a different deposited layer, and therefore requires a different pattern on the device. Each new device layer must be properly aligned to previously defined layers before imaging takes place, so that structures formed on the wafers are correctly placed, one on top of the other, in order to ensure a functioning device.

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

In addition to enhancing our current lithography solutions, we have been developing new tools to serve new markets such as advanced annealing. The LSA100A tool is aimed at volume production of advanced state of the art devices. These products, based on the same platform and stage technology as our advanced lithography tools, employ a 3500 Watt carbon dioxide laser to activate ultra-shallow, transistor junctions. Annealing times are reduced from several seconds, typical for the current generation of Rapid Thermal Processing equipment, to a millisecond or less. This results in more abrupt junctions with higher dopant activation levels and leads to transistors with higher drive currents and lower leakage. While this technology is expected to be useful for multiple IC generations, we anticipate that eventually this technology will be superseded by a laser processing technology that will exceed the melting point of silicon (1412°C) and reduce the processing time below one microsecond, thereby achieving even higher performance characteristics with almost “zero” thermal budget. We believe these new laser thermal processing technologies—for which we have been awarded 83 patents and have 38 patent applications pending—remove several critical barriers to future device scaling and will help to extend Moore’s Law well into the future.

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

For the advanced packaging market, we offer our AP series built on the Unity Platform®. These advanced packaging systems were developed for high volume bump and WLCSP manufacturing and post passivation lithography applications. They provide broadband or selective exposure (g, h or i-line), and are used in conjunction with downstream processes to produce a pattern of bumps, or metal connections, on the bond pads of the die for flip chip devices. Using flip chip interconnect offers reduced signal inductance, reduced power/ground inductance, die shrink advantages and reduced package footprint.

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

The 1000 family is a small field system available with gh-line, i-line and broadband ghi-line illumination options. In semiconductor applications, we offer the Star 100. This platform is typically used in the manufacture of power devices, ASICs, analog devices and compound semiconductors. In addition, this platform is well suited for a number of nanotechnology applications.

Nanotechnology manufacturing combines electronics with mechanics in small devices. We have defined a nanotechnology device as a device that has at least one dimension in the XYZ direction less than 0.1 microns. Examples include accelerometers used to activate air bags in automobiles and membrane pressure sensors used in industrial control systems. These micro-machined devices are manufactured on silicon substrates using photolithography techniques similar to those used for manufacturing semiconductors and thin film head devices. In addition, these systems are used in applications such as HBLEDs and laser diodes. In 2002, we introduced the NanoTech systems.

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

We offer an advanced laser-based thermal annealing tool, the LSA100A, built on our Unity Platform. Thermal annealing is used by the semiconductor industry for a variety of process steps, including activation of implanted impurities, dielectric film formation, formation of silicides and stabilization of copper grain structures. Annealing tools currently in use by manufacturers of semiconductor devices are furnaces and rapid thermal annealing, or Rapid Thermal Processing (“RTP”), systems. We believe there is a need for tools that anneal at higher temperatures for shorter periods of time and that our future laser annealing tools may ultimately provide this capability to the industry. The near-term application of our laser-based thermal annealing tools is anticipated to be in the area of source/drain dopant activation. However, we are also researching the use of these tools for other applications. In 2009 we shipped and recognized revenue from sales of production systems to multiple customers.

Our current systems are set forth below:

Product Line	Wavelength	Minimum Feature Size (microns)
1X Steppers:

Star 100™	i-line, gh-line	0.8 - 1.0
NanoTech 160	i-line, gh-line, ghi-line	0.8 - 2.0
NanoTech 190	ghi-line	1.0 - 2.0
Prisma-ghi	ghi-line	2.0 - 4.0
AP200	ghi-line	2.0
AP300	ghi-line	2.0
Laser Processing:
LSA100A	NA	NA

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

We have historically devoted a significant portion of our financial resources to research and development programs and expect to continue to allocate significant resources to these efforts in the future. As of December 31, 2009, we had approximately 66 full-time employees engaged in research, development and engineering. For 2009, 2008 and 2007, total research, development and engineering expenses were approximately $18.8 million, $23.3 million and $23.4 million, respectively, and represented 20%, 18% and 21% of our net sales, respectively.

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

Manufacturing

We currently perform all of our manufacturing activities (final assembly, system testing and certain subassembly) in clean room environments totaling approximately 25,000 square feet located in San Jose, California. Performing manufacturing operations in California exposes us to a higher risk of natural disasters, including earthquakes. In addition, in the past California has experienced power shortages, which have interrupted our operations. Such shortages could occur in the future and could again interrupt our operations resulting in product shipment delays, increased costs and other problems, any of which could have a material adverse effect on our business, customer relationships and results of operations. We are not insured against natural disasters and power shortages and the occurrence of such an event could have a material adverse impact on our business, financial condition and results of operations. We currently are planning to establish and extend manufacturing capabilities and operations in Singapore.

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

Intellectual Property Rights

Although we attempt to protect our intellectual property rights through patents, copyrights, trade secrets and other measures, we believe that our success will depend more upon the innovation, technological expertise and marketing abilities of our employees. Nevertheless, we have a policy of seeking patents when appropriate on inventions resulting from our ongoing research and development and manufacturing activities. We own 153 United States and foreign patents, which expire on dates ranging from April 2010 to March 2027 and have 51 United States and foreign patent applications pending.

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

Environmental Regulations

We are subject to a variety of governmental regulations relating to the use, storage, discharge, handling, emission, generation, manufacture and disposal of toxic or other hazardous substances. We believe that we are currently in compliance in all material respects with such regulations and that we have obtained all necessary environmental permits to conduct our business. Nevertheless, the failure to comply with current or future regulations could result in substantial fines being imposed on us, suspension of production, and alteration of the manufacturing process or cessation of operations. Such regulations could require us to acquire expensive remediation equipment or to incur substantial expenses to comply with environmental regulations. Any failure by us to control the use, disposal or storage of, or adequately restrict the discharge of, hazardous or toxic substances could subject us to significant liabilities.

Customers, Applications and Markets

We sell our systems to semiconductor, advanced packaging, HBLED, thin film head and various other nanotechnology manufacturers located throughout North America, Europe, Japan, Taiwan and the rest of Asia. Semiconductor manufacturers have purchased the 1000 Series steppers, the AP series of steppers, and the NanoTech steppers for the fabrication and/or packaging of microprocessors, microcontrollers, DRAMs, ASICs and a host of other devices. Such systems could be used in mix-and-match applications with other lithography tools, as replacements for contact proximity printers, in packaging for flip chip applications and for high volume, low cost of ownership for less critical feature size production.

On a market application basis, sales to the semiconductor industry, primarily for advanced packaging and laser thermal processing applications, accounted for approximately 94% of systems revenue for the year ended December 31, 2009, as compared to 96% and 87% for the years ended December 31, 2008 and 2007, respectively. During 2009, 2008 and 2007, approximately 6%, 4% and 13%, respectively, of our systems revenue was derived from sales to nanotechnology manufacturers, including micro systems, thin film head and optical networking device manufacturers. Our future results of operations and financial position would be materially adversely impacted by a downturn in any of these industries, or by loss of market share in any of these industries.

International sales accounted for approximately 72%, 62% and 65% of total net sales for the years 2009, 2008 and 2007, respectively, with Asia representing 68%, 43% and 50% of total net sales for those same years and Europe representing the remaining 3%, 19% and 15% of total net sales for those same years, respectively. Sales from Japan represented 12%, 16% and 21% of total net sales for the years 2009, 2008 and 2007, respectively.

Sales of our systems depend, in significant part, upon the decision of a prospective customer to increase manufacturing capacity or to restructure current manufacturing facilities, either of which typically involves a significant commitment of capital. Many of our customers in the past have cancelled or postponed the development of new manufacturing facilities and have substantially reduced their capital equipment budgets. In view of the significant investment involved in a system purchase, we have experienced and may continue to experience delays following initial qualification of our systems as a result of delays in a customer’s approval process. Additionally, we are presently receiving orders for some systems that have lengthy delivery schedules, which may be due to longer production lead times or a result of customers’ capacity scheduling requirements. For these and other reasons, our systems typically have a lengthy sales cycle during which we may expend substantial funds and management effort in securing a sale. Lengthy sales cycles subject us to a number of significant risks, including inventory obsolescence and fluctuations in operating results, over which we have little or no control. In order to maintain or exceed our present level of net sales, we are dependent upon obtaining orders for systems that will ship and be accepted in the current period. We may not be able to obtain those orders.

Backlog

We schedule production of our systems based upon order backlog, informal customer commitments and general economic forecasts for our targeted markets. We include in our backlog all accepted customer orders for our systems with assigned shipment dates within one year, as well as all orders for service, spare parts and upgrades, in each case, that management believes to be firm. However, all orders are subject to cancellation or rescheduling by the customer with limited or no penalties. Because of changes in system delivery schedules, cancellations of orders and potential delays in system shipments, our backlog at any particular date may not necessarily be representative of actual sales for any succeeding period. As of December 31, 2009, our backlog was approximately $80.5 million, including $10.8 million of products shipped but not yet installed. As of December 31, 2008, our backlog was approximately $62.1 million, including $3.0 million of products shipped but not yet installed. Cancellation, deferrals or rescheduling of orders by these customers would have a material adverse impact on our future results of operations.

Employees

At December 31, 2009, we had approximately 253 full-time employees, including 66 engaged in research, development and engineering, 26 in sales and marketing, 79 in customer service and support, 41 in manufacturing and 41 in general administration and finance. We believe our future success depends, in large part, on our ability to attract and retain highly skilled employees. None of our employees are covered by a collective bargaining agreement. We have, however, entered into employment agreements with our Chief Executive Officer and Chief Financial Officer. We consider our relationships with our employees to be good.

Information Available on Our Website

Our website is located at www.ultratech.com. We make available, free of charge, through our website, our annual report on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K (and amendments to those reports), as soon as reasonably practicable after such reports are filed electronically with the SEC. We have adopted a Code of Ethics for our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. We have posted this Code of Ethics on our website. Any future amendments to this Code will also be posted on our website.

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

Sales of our systems depend, in significant part, upon the decision of a prospective customer to increase manufacturing capacity, replace older equipment or to restructure current manufacturing facilities, any of which typically involves a significant commitment of capital. Many of our customers in the past have cancelled or postponed the development of new manufacturing facilities and have substantially reduced their capital equipment budgets. In view of the significant investment involved in a system purchase, we have experienced and may continue to experience delays following initial qualification of our systems as a result of delays in a customer’s approval process. Additionally, we are presently receiving orders for systems that have lengthy delivery schedules, which may be due to longer production lead times or a result of customers’ capacity scheduling requirements. For these and other reasons, our systems typically have a lengthy sales cycle during which we may expend substantial funds and management effort in securing a sale. Lengthy sales cycles subject us to a number of significant risks, including inventory obsolescence and fluctuations in operating results, over which we have little or no control. In order to maintain or exceed our present level of net sales, we are dependent upon obtaining orders for systems that will ship and be accepted in the current period. We may not be able to obtain those orders. Other important factors that could cause demand for our products to fluctuate include:

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

Currently, we are devoting significant resources to the development, introduction and commercialization of our laser products as well as our lithography wafer steppers. We intend to continue to develop these products and technologies during 2010, and will continue to incur significant operating expenses in the areas of research, development and engineering, manufacturing and general and administrative costs in order to develop, produce and support these new products. Additionally, gross profit margins and inventory levels may be further adversely impacted in the future by costs associated with the initial production of our laser processing systems and by future generations of our 1X lithography systems. Introduction of new products generally involves higher installation costs and product performance uncertainties that could delay customer acceptance of our systems, resulting in a delay in recognizing revenue associated with those systems and a reduction in gross margins. These costs include, but are not limited to, additional manufacturing overhead, additional inventory write-downs, costs of demonstration systems and facilities and costs associated with the establishment of additional after-sales support organizations. Additionally, operating expenses may increase, relative to sales, as a result of adding additional marketing and administrative personnel, among other costs, to support our new products. If we are unable to achieve significantly increased net sales or if our sales fall below expectations, our operating results could be materially adversely affected.

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

Historically, we have sold a substantial portion of our systems to a limited number of customers. In 2009, Taiwan Semiconductor Manufacturing Co. Ltd., Intel Corporation and STATS ChipPAC Ltd. accounted for 22%, 19% and 14% of our net sales, respectively. Intel Corporation accounted for 32% and 20% of our net sales in 2008 and 2007, respectively, and was the only customer that accounted for more than 10% of our net sales in 2008 and 2007. We expect that sales to a relatively few customers will continue to account for a high percentage of our net sales in the foreseeable future and believe that our financial results depend in significant part upon the success of these major customers and our ability to meet their future capital equipment needs. Although the composition of the group comprising our largest customers may vary from period to period, the loss of a significant customer or any reduction in orders by a significant customer, including reductions due to market, economic or competitive conditions in the semiconductor, semiconductor packaging or nanotechnology industries or in the industries that manufacture products utilizing integrated circuits, thin film heads or other nanotechnology components, would likely have a material adverse effect on our business, financial condition and results of operations. Our ability to maintain or increase our sales in the future depends, in part, on our ability to obtain orders from new customers as well as the financial condition and success of our existing customers, the semiconductor and nanotechnology industries and the economy in general.

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

On a market application basis, sales to the semiconductor industry, primarily for advanced packaging applications and laser thermal processing applications, accounted for approximately 94% and 96% of systems revenue for the years ended 2009 and 2008, respectively, while sales to nanotechnology manufacturers, including micro systems, thin film head and HBLED manufacturers, accounted for the remainder of our systems revenue. Our future operating results and financial condition would be materially adversely impacted by a downturn in any of these industries, or by loss of market share in any of these industries. A growing portion of our backlog of system orders is comprised of laser spike annealing tools. To date, we have limited customer experience with this technology. Should significant demand not materialize, due to technical, production, market, or other factors, our business, financial position and results of operations would be materially adversely impacted.

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

Although we attempt to protect our intellectual property rights through patents, copyrights, trade secrets and other measures, we believe that our success will depend more upon the innovation, technological expertise and marketing abilities of our employees. Nevertheless, we have a policy of seeking patents when appropriate on inventions resulting from our ongoing research and development and manufacturing activities. We own 153 United States and foreign patents, which expire on dates ranging from April 2010 to March 2027 and have 51 United States and foreign patent applications pending. In addition, we have various registered trademarks and copyright registrations covering mainly applications used in the operation of our systems. We also rely upon trade secret protection for our confidential and proprietary information. We may not be able to protect our technology adequately and competitors may be able to develop similar technology independently. Our pending patent applications may not be issued or U.S. or foreign intellectual property laws may not protect our intellectual property rights. In addition, litigation may be necessary to enforce our patents, copyrights or other intellectual property rights, to protect our trade secrets, to determine the validity and scope of the proprietary rights of others or to defend against claims of infringement. Such litigation has resulted in, and in the future could result in, substantial costs and diversion of resources and could have a material adverse effect on our business, financial condition and results of operations, regardless of the outcome of the litigation. Patents issued to us may be challenged, invalidated or circumvented and the rights granted thereunder may not provide competitive advantages to us. Furthermore, others may independently develop similar technology or products, or, if patents are issued to us, design around the patents issued to us. Invalidation of our patents related to those technologies, or the expiration of patents covering our key technologies, could allow our competitors to more effectively compete against us, which could result in less revenue for us.

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

In May 2006, the same company filed a state court lawsuit against us for malicious prosecution and abuse of process claiming that attorney’s fees, costs and other damages were due based on the outcome of the federal patent litigation suit described above. We do not believe this action has merit, particularly given the denial by the federal court of that company’s request to be awarded attorneys’ fees payable by us in the patent litigation and the subsequent federal appellate court’s affirmation of the order denying any such award. We filed a motion to have the state court complaint dismissed under California’s anti-strategic lawsuit against public participation (“anti-SLAPP”) and demurrer statutes. The anti-SLAPP statute is aimed at striking lawsuits that are brought in order to quash an individual’s constitutional rights to free speech or seeking redress of grievances (i.e. filing suit). The state court granted the anti-SLAPP motion as to the abuse of process claim, but denied it as to the malicious prosecution claim. Our subsequent appeals to the appellate court and California Supreme Court were unsuccessful, and the matter was returned to Riverside County Superior Court. We moved for summary judgment on the matter based on federal preemption, but the Superior Court denied the motion. A subsequent writ of mandamus filed by us was also not successful. At this point, we intend to prepare for a vigorous defense of the matter.

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

International sales accounted for approximately 72%, 62% and 65% of total net sales for the years 2009, 2008 and 2007, respectively. We anticipate that international sales will continue to account for a significant portion of total net sales. As a result, a significant portion of our net sales will continue to be subject to certain risks, including unexpected changes in regulatory requirements; difficulty in satisfying existing regulatory requirements; exchange rate fluctuations; tariffs and other barriers; political and economic instability; difficulties in accounts receivable collections; reduced protection of intellectual property; natural disasters; difficulties in staffing and managing foreign subsidiary and branch operations; and potentially adverse tax consequences.

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

We are currently planning to establish and extend manufacturing operations in Singapore, which will continue to expose us to risks inherent in doing business outside the United States, any of which risks could harm our business, financial condition and operating results.

Foreign operations subject us to risks related to the political, economic, legal and other conditions of foreign jurisdictions. These risks include risks related to:

• foreign exchange rate fluctuations;

• the need to comply with foreign government laws and regulations, including the imposition of regulatory requirements, tariffs, and import and export restrictions;

• general geopolitical risks such as political and economic instability and changes in diplomatic and trade relationships;

• potentially less protection of intellectual property under the laws of foreign jurisdictions; and

• public safety or health concerns or natural disasters in foreign countries.

These risks could, among other things, result in product shipment delays, increased costs, unexpected shutdowns or other business disruptions, or loss of benefits expected to be achieved by conducting operations in affected jurisdictions. Any of the above risks, should they occur, could have a material adverse effect on our business, financial condition and results of operations.

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

Our cash equivalent and short-term investment portfolio as of December 31, 2009 consisted of securities and obligations of U.S. government agencies, money market funds, commercial paper and corporate debt securities. We follow an established investment policy and set of guidelines to monitor, manage and limit our exposure to interest rate and credit risk. The policy sets forth credit quality standards and limits our exposure to any one issuer, as well as our maximum exposure to various asset classes.

As a result of current financial market conditions, investments in some financial instruments, such as structured investment vehicles, sub-prime mortgage-backed securities and collateralized debt obligations, may lose some or all of their value due to liquidity and credit concerns. As of December 31, 2009, we had no holdings in these categories of investments and no impairment charge associated with our short-term investment portfolio. Although we believe our current investment portfolio has little risk of impairment, we cannot predict future market conditions or market liquidity and our investment portfolio could become impaired.

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

As of February 23, 2010, we had options to purchase and restricted stock units for 4,205,073 shares of our Common Stock outstanding. Among other determinants, the market price of our stock has a major bearing on the number of shares subject to outstanding stock options and restricted stock units that are included in the weighted-average shares used in determining our net income per share. During periods of extreme volatility, the impact of higher stock prices can have a materially dilutive effect on our net income per share. Additionally, shares subject to outstanding options and restricted stock units are excluded from the calculation of net income per share when we have a net loss or when the exercise price and the average unrecognized compensation cost of the stock option or restricted stock unit is greater than the average market price of our Common Stock, as the impact of the stock options or restricted stock units would be anti-dilutive.

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

As part of our continued effort to reduce company-wide expenses, we have recorded certain expenses related to work force reductions pursuant to the provisions of Accounting Standard Codification (“ASC”) Topic 420, Exit or Disposal Cost Obligations. Although we expect our cost cutting efforts to result in a decrease in expenses over the long-term, these accounting charges may result in an increase in our short-term expenses. We may from time to time undertake additional expense reduction programs or actions, any of which could result in current period charges and expenses that could have a material adverse effect on that period’s operating results.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2. PROPERTIES

We maintain our headquarters and manufacturing operations in San Jose, California in two leased facilities, totaling approximately 177,000 square feet, which contain general administration and finance, marketing and sales, customer service and support, manufacturing and research, development and engineering. The leases for these facilities expire at various dates from March 2010 to January 2016. We also lease sales and support offices in the United States in East Fishkill, New York and Woburn, Massachusetts under leases expiring in October and November 2010, respectively, and outside the United States in Taiwan, the Philippines, Japan, Korea, Singapore, Thailand, Germany, and China, with terms expiring between one month and three years from December 31, 2009.

In September 2007, we sublet approximately 28,000 square feet of our San Jose facility to a third party. This sublease expired in January 2010. In October 2009, we entered into two lease amendments for our facilities in San Jose, California. The first lease amendment is to extend one of the building leases for five years. This lease extension will expire in January 2016. Pursuant to the terms of the second lease amendment, in consideration for the waiver of certain surrender obligations set forth in the original lease of a separate building, we shall pay the landlord $0.6 million and surrender possession of the premises by the lease expiration date in March 2010.

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

In May 2006, the same company filed a California state court lawsuit against us in the Riverside County Superior Court for malicious prosecution and abuse of process claiming that attorney’s fees, costs and other damages were due based on the outcome of the federal patent litigation suit described above. We do not believe this new action has merit, particularly given the denial by the federal court of that company’s request to be awarded attorneys’ fees payable by us in the patent litigation and the subsequent federal appellate court’s affirmation of the order denying any such award. We filed a motion to have the state court complaint dismissed under California’s anti-strategic lawsuit against public participation (“anti-SLAPP”) and demurrer statutes. The anti-SLAPP statute is aimed at striking lawsuits that are brought in order to quash an individual’s constitutional rights to free speech or seeking redress of grievances (i.e. filing suit). The state court granted the anti-SLAPP motion as to the abuse of process claim, but denied it as to the malicious prosecution claim. Our subsequent appeals to the appellate court and California Supreme Court were unsuccessful, and the matter was returned to Riverside County Superior Court. We moved for summary judgment on the matter based on federal preemption, but the Superior Court denied the motion. A subsequent writ of mandamus filed by us was also not successful. At this point, we intend to prepare for a vigorous defense of the matter.

We believe that the outcome of these matters will not be material to our business, financial condition or results of operations.

ITEM 4. Reserved

Executive Officers of the Registrant

As of December 31, 2009, the executive officers of Ultratech, who are appointed by and serve at the discretion of the Board of Directors, were as follows:

Name	Age	Position with the Company
Arthur W. Zafiropoulo	70	Chairman of the Board of Directors, Chief Executive Officer and President

Bruce R. Wright	61	Senior Vice President, Finance, Chief Financial Officer and Secretary

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

Fiscal 2009—Fiscal Quarter Ended		March 31	June 30	September 30	December 31
Market Price:	High	$13.57	$14.04	$13.63	$16.00
	Low	$9.74	$11.00	$10.57	$12.67

Fiscal 2008—Fiscal Quarter Ended		March 31	June 30	September 30	December 31
Market Price:	High	$11.54	$17.20	$17.00	$15.10
	Low	$8.67	$9.46	$11.54	$9.00

Our fiscal quarters in 2009 ended on April 4, 2009, July 4, 2009, October 3, 2009 and December 31, 2009. Our fiscal quarters in 2008 ended on March 29, 2008, June 28, 2008, September 27, 2008 and December 31, 2008. For convenience of presentation, our fiscal quarters in each year have been shown as if they ended on March 31, June 30, September 30, and December 31.

As of February 23, 2010, we had approximately 276 stockholders of record.

We have not paid cash dividends on our common stock since inception, and our Board of Directors presently plans to reinvest our earnings in our business. Accordingly, it is anticipated that no cash dividends will be paid to holders of Common Stock in the foreseeable future.

In August 2009, we issued 2,500 shares of our common stock in an unregistered, private placement under Section 4(2) of the Securities Act of 1933 to SEMI Foundation, a non-profit organization, to support its efforts to educate youth interested in science and math about career opportunities in the semiconductor industry. We issued 2,000 and 2,500 shares to SEMI Foundation in August 2008 and 2007, respectively, in each case in an unregistered, private placement under Section 4(2) of the Securities Act of 1933.

Stock Performance Graph

The graph depicted below reflects a comparison of the cumulative total return (i.e., change in stock price plus reinvestment of dividends) of our common stock assuming $100 invested as of December 31, 2004 with the cumulative total returns of the NASDAQ Composite Index and the Philadelphia Semiconductor Index.

Comparison of Cumulative Total Returns(1)(2)(3)

(1)	The graph covers the period from December 31, 2004 to December 31, 2009.

(2)	No cash dividends have been declared on our common stock.

(3)	Stockholder returns over the indicated period should not be considered indicative of future stockholder returns.

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

ITEM 6.	SELECTED FINANCIAL DATA

In thousands, except per share data and percentage information	2009(d)	2008(c)	2007(b)	2006(a)	2005

Operations:
Net sales	$95,813	$131,747	$112,310	$119,633	$122,366
Gross profit	44,990	64,374	48,859	46,024	52,047
Gross profit as a percentage of net sales	47%	49%	44%	38%	43%
Operating income (loss)	(1,102)	9,135	(5,767)	(14,371)	(4,875)
Income (loss) before income taxes and cumulative effect of a change in accounting principle	2,059	12,185	(758)	(8,014)	(522)
Pre-tax income (loss) as a percentage of net sales	2.1%	9.2%	(0.7%)	(6.7%)	(0.4%)
Provision (benefit) for income taxes	(70)	408	286	954	699
Income (loss) before cumulative effect of a change in accounting principle	2,129	11,777	(1,044)	(8,968)	(1,221)
Cumulative effect of the adoption of ASC 410	—	—	—	—	(1,122)
Net income (loss)	2,129	11,777	(1,044)	(8,968)	(2,343)
Income (loss) before cumulative effect of a change in accounting principle per share—basic	0.09	0.50	(0.04)	(0.38)	(0.05)
Cumulative effect of the adoption of ASC 410 per share—basic	—	—	—	—	(0.05)
Net income (loss) per share—basic	0.09	0.50	(0.04)	(0.38)	(0.10)
Number of shares used in per share computation—basic	23,690	23,524	23,354	23,764	23,964
Income (loss) before cumulative effect of a change in accounting principle per share—diluted	0.09	0.50	(0.04)	(0.38)	(0.05)
Cumulative effect of the adoption of ASC 410 per share—diluted	—	—	—	—	(0.05)
Net income (loss) per share—diluted	0.09	0.50	(0.04)	(0.38)	(0.10)
Number of shares used in per share computation—diluted	23,852	23,665	23,354	23,764	23,964

Balance sheet:
Cash, cash equivalents and short-term investments	$160,341	$158,498	$131,998	$78,090	$141,067
Working capital	193,133	184,189	161,855	104,951	165,181
Total assets	234,581	229,191	218,641	216,050	222,309
Long-term obligations	5,935	6,687	7,534	7,580	7,805
Stockholders’ equity	199,968	193,423	177,400	174,108	188,950

Quarterly Data

Unaudited, in thousands, except per share data	1st	2nd	3rd	4th
2009
Net sales	$25,655	$18,596	$24,939	$26,623
Gross profit	12,392	7,132	12,564	12,902
Operating income (loss)	252	(3,287)	729	1,204
Net income (loss)	191	(487)	1,041	1,384
Net income (loss) per share—basic	0.01	(0.02)	0.04	0.06
Number of shares used in per share computation—basic	23,647	23,669	23,707	23,801
Net income (loss) per share—diluted	0.01	(0.02)	0.04	0.06
Number of shares used in per share computation—diluted	23,678	23,669	23,805	24,191

2008
Net sales	$31,136	$32,061	$34,437	$34,113
Gross profit	15,364	15,185	16,718	17,107
Operating income	881	1,726	2,859	3,669
Net income	1,952	2,584	3,302	3,939
Net income per share—basic	0.08	0.11	0.14	0.17
Number of shares used in per share computation—basic	23,456	23,488	23,558	23,589
Net income per share—diluted	0.08	0.11	0.14	0.17
Number of shares used in per share computation—diluted	23,473	23,823	23,865	23,732

(a)	Operating loss in 2006 includes $2.0 million of stock-based compensation expenses and a charge of $1.9 million related to certain exit activities (of which $0.1 million relating to the acceleration of restricted stock units and options is included in stock-based compensation expenses).

(b)	Operating loss in 2007 includes a charge of $1.6 million related to certain exit activities, a credit of $0.9 million which resulted from a refund of employee health insurance premiums paid previously, a benefit of $0.5 million related to sale of previously written down inventory and a credit of $0.3 million due to a change in the estimate related to collectibility of certain accounts receivable. Refer to Note 12 of our consolidated financial statements herein for further disclosures related to the exit activities.

(c)	Operating income in 2008 includes $2.4 million of stock-based compensation expenses and a charge of $0.6 million related to certain exit activities. Refer to Notes 5 and 12 of our consolidated financial statements herein for further disclosures related to these items.

(d)	Operating loss in 2009 includes $2.9 million of stock-based compensation expenses and a charge of $0.6 million related to certain exit activities. Refer to Notes 5 and 12 of our consolidated financial statements herein for further disclosures related to these items.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

We supply step-and-repeat photolithography systems based on one-to-one imaging technology. Within the integrated circuit industry, we target the market for advanced packaging applications. Within the nanotechnology industry, our target markets include thin film head magnetic recording devices, optical networking devices, high-brightness laser diodes and light emitting diodes (“HBLEDs”). Our laser thermal processing equipment is targeted at advanced annealing applications within the semiconductor industry.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities at the date of the consolidated financial statements. By their nature, these estimates and judgments are subject to an inherent degree of uncertainty. On an on-going basis, we evaluate our estimates, including those related to revenues, inventories, warranty obligations, purchase order commitments, bad debts, deferred income taxes, restructuring liabilities, asset retirement obligations, restructuring, stock based-compensation and contingencies and litigation. Management bases its estimates and judgments on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

We generally recognize revenue from spare parts sales upon shipment, as our products are generally sold on terms that transfer title and risk of ownership when it leaves our site. We sell service contracts for which revenue is deferred and recognized ratably over the contract period (for time-based service contracts) or as service hours are delivered (for contracts based on a purchased quantity of hours). We recognize license revenue from transactions in which our systems are re-sold by our customers to third parties as well as from royalty arrangements.

Costs related to deferred product revenues are capitalized (deferred) and recognized at the time of revenue recognition. Deferred product revenue and costs are netted on our balance sheet, under the caption “deferred product and services income.” The gross amount of deferred revenues and deferred costs at December 31, 2009 were $13.4 million and $4.5 million, respectively, as compared to $5.3 million and $1.0 million, respectively, at December 31, 2008.

Costs incurred for shipping and handling are included in cost of sales.

Inventories and Purchase Order Commitments

The semiconductor industry is characterized by rapid technological change, changes in customer requirements and evolving industry standards. We perform a detailed assessment of inventory at each balance sheet date, which includes a review of, among other factors, demand requirements and market conditions. Based on this analysis, we record adjustments, when appropriate, to reflect inventory at lower of cost or market. Although we make every effort to ensure the accuracy of our forecasts of product demand, any significant unanticipated changes in demand, product mix or technological developments would significantly impact the value of our inventory and our reported operating results. In the future, if we find that our estimates are too optimistic and we determine that our inventory needs to be written down, we will be required to recognize such costs in our cost of sales at the time of such determination. For example, if the demand assumption used in our assessment at December 31, 2009 was reduced by 10%, assuming all other assumptions such as product mix are kept the same and that mitigation efforts were not possible, we would have had to write down our inventory and open purchase commitments by $0.2 million. Conversely, if we find our estimates are too pessimistic and we subsequently sell product that has previously been written down, our gross margin in that period will be favorably impacted.

Warranty Obligations

We recognize the estimated cost of our product warranties at the time revenue is recognized. Our warranty obligation is affected by product failure rates, material usage rates and the efficiency by which the product failure is corrected. Should actual product failure rates, material usage rates and labor efficiencies differ from our estimates, revisions to the estimated warranty liability would be required which could result in future charges or credits to our gross margins. We believe our warranty accrual, as of December 31, 2009, will be sufficient to satisfy outstanding obligations as of that date.

Allowance for Bad Debts

We maintain an allowance for estimated losses resulting from the inability of our customers to make required payments. This reserve is established based upon historical trends, current economic conditions, delinquency status based on contractual terms and an analysis of specific exposures. If the financial conditions of our customers were to deteriorate, or even a single customer was otherwise unable to make payments, additional allowances may be required. The average selling price of our systems is in excess of $2.5 million. Accordingly, a single customer default could have a material adverse effect on our results of operations. Our bad debt reserve as a percentage of gross accounts receivable at December 31, 2009 remained the same at 1% as compared to December 31, 2008.

Deferred Income Taxes

Deferred income taxes are provided for the tax effect of temporary differences between the tax basis of assets and liabilities and their reported amounts in the financial statements. ASC Topic 740, Income Taxes (“ASC 740”), provides for recognition of deferred tax assets if the realization of such deferred tax assets is more likely than not to occur. Realization of our net deferred tax assets is dependent upon our generation of sufficient taxable income in future years in appropriate tax jurisdictions to obtain the benefit of the reversal of temporary differences, net operating loss carryforwards, and tax credit carryforwards. The amount of deferred tax assets considered realizable is subject to adjustment in future periods if estimates of future taxable income are changed. With the exception of certain international jurisdictions (i.e., Singapore, Japan and Taiwan), we have determined that at this time it is more likely than not that deferred tax assets attributable to the remaining jurisdictions will not be realized, primarily due to uncertainties related to our ability to utilize the net operating loss and tax credit carryforwards before they expire based on our historical operating performance and uncertainty of future taxable income. Accordingly, we have established a valuation allowance for such deferred tax assets. If there is a change in our ability to realize the deferred tax assets, then our tax provision may decrease in the period in which we determine that realization is more likely than not.

As of December 31, 2009, we had recorded a valuation allowance of $71.0 million against our net deferred tax assets except for those in Singapore, Japan and Taiwan. As of December 31, 2009, we had recorded approximately $0.4 million of net foreign deferred tax assets related to our operations in Singapore, Japan and Taiwan. Based on projected future pre-tax income in Singapore, Japan and Taiwan, these assets were not subject to a valuation allowance as it is more likely than not that they will be realized in the future.

Stock-Based Compensation

Under the fair value recognition provisions of ASC Topic 718, Compensation – Stock Compensation (“ASC 718”), share-based compensation cost is measured at the grant date based on the value of the award and is recognized as expense over the vesting period. Determining the fair value of share-based awards at the grant date requires judgment, including estimating our stock price volatility, employee stock option exercise behaviors and employee option forfeiture rates. If actual results differ significantly from these estimates, stock-based compensation expense recognized in our results of operations could be materially affected. As stock-based compensation expense recognized in the Consolidated Statement of Operations is based on awards that ultimately are expected to vest, the amount of the expense has been reduced for estimated forfeitures. ASC 718 requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Forfeitures were estimated based on historical experience. If factors change and we employ different assumptions in the application of ASC 718, the compensation expense that we record in future periods may differ significantly from what we have recorded in the current period.

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

Net Sales

2009 vs. 2008

In millions	2009	2008	Amount of Change	Percentage change
Sales of:
Systems	$70.0	$102.7	$(32.7)	-32%
Spare parts	10.5	11.6	(1.1)	-9%
Services	15.1	17.0	(1.9)	-11%
Licenses	0.2	0.4	(0.2)	-50%

Total Net Sales	$95.8	$131.7	$(35.9)	-27%

Net sales consist of revenues from systems sales, spare parts sales, services and licensing of technologies. For the year ended December 31, 2009, systems revenue accounted for approximately 73% of total net sales, and services, licenses and spare parts accounted for the remaining 27%.

System sales decreased 32% to $70.0 million primarily attributable to a 24% decrease in the average selling price of systems sold in 2009 compared to 2008, a 10% decrease in system unit volume and a change in product mix primarily resulting from the sustained weakening of global financial and economic conditions and its effects on the markets in which we operate.

At December 31, 2009, we had approximately $8.8 million of deferred product and services income resulting from products shipped but not yet installed and accepted, as compared with $4.3 million at December 31, 2008. The increase was primarily due to the timing differences of installation and customer acceptance. In general, it takes about two to three months to install and receive customer acceptance. The gross amounts of deferred revenues and deferred costs at December 31, 2009 were $13.4 million and $4.5 million, respectively, as compared to $5.3 million and $1.0 million, respectively, at December 31, 2008. Deferred product income is recognized as revenue upon satisfying the contractual obligations for installation and/or customer acceptance. Deferred services income is recognized as revenue ratably over the contract period (for time-based service contracts) or as purchased services are rendered (for contracts based on a purchased quantity of hours).

On a product market application basis, system sales to the semiconductor industry were $65.9 million for the year ended December 31, 2009, a decrease of 33% as compared to $98.2 million in 2008. This decrease was primarily due to a 83% decrease in sales to the laser processing market. System sales to the nanotechnology market were $4.1 million for the year ended December 31, 2009, a decrease of 8% as compared with sales of $4.5 million in 2008. System sales to the nanotechnology market are highly dependent on customer capacity demand in the thin film head industry.

Sales of spare parts in 2009 decreased 9%, to $10.5 million, as compared to $11.6 million in 2008. This decrease was mainly due to decreased spare part usage. Sales from services decreased 11% to $15.1 million for the year ended December 31, 2009 as compared to $17.0 million in 2008. The decrease in service revenue was primarily due to fewer new service contracts that were recognized as revenue in 2009.

Revenues from licensing activities decreased to $0.2 million in 2009 as compared with $0.4 million in 2008 primarily due to fewer systems being resold by our existing customers to third parties, partially offset by revenue recognized from a royalty arrangement. Pursuant to our license arrangements, such transactions are subject to a license fee based on units sold. Future revenues from licensing activities, if any, will be contingent upon existing and future licensing arrangements. We may not be successful in generating licensing revenues and do not anticipate the recognition of significant levels of licensing income in the future.

For the year ended December 31, 2009, international net sales were $68.8 million, or 72% of total net sales, as compared with $81.4 million, or 62% of total net sales in 2008. We expect sales to international customers to continue to represent a significant majority of our revenues during 2010 as companies continue to build manufacturing plants overseas, especially in Asia. Our revenue derived from sales in foreign countries is not generally subject to significant exchange rate fluctuations, principally because sales contracts for our systems are generally denominated in U.S. dollars. In Japan, however, orders are often denominated in Japanese yen.

For the year ended December 31, 2009, we recorded system sales in Japan of $6.4 million, of which 45% were denominated in Japanese yen. This subjects us to the risk of currency exchange rate fluctuations. We attempt to mitigate this risk by entering into foreign currency forward exchange contracts for the period between when an order is received and when it is recorded as revenue. After recording revenue, we use various mechanisms, such as natural hedges, to offset substantial portions of the gains or losses associated with our Japanese yen denominated receivables due to exchange rate fluctuations. We had approximately $3.9 million of Japanese yen-denominated receivables at December 31, 2009. International sales expose us to a number of additional risks, including fluctuations in the value of local currencies relative to the U.S. dollar, which impact the relative cost of ownership of our products and, thus, the customer’s willingness to purchase our product. (See “Risk Factors: International Sales”).

2008 vs. 2007

In millions	2008	2007	Amount of Change	Percentage change
Sales of:
Systems	$102.7	$80.7	$22.0	27%
Spare parts	11.6	15.9	(4.3)	-27%
Services	17.0	15.6	1.4	9%
Licenses	0.4	0.1	0.3	300%

Total Net Sales	$131.7	$112.3	$19.4	17%

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

Gross Profit

2009 vs. 2008

On a comparative basis, gross margins were 47% and 49% for 2009 and 2008, respectively. The 2 percentage point decrease in gross margin in 2009 was mainly due to a decrease in the average selling prices of systems sold and a change in our product mix.

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

Research, Development and Engineering Expenses

2009 vs. 2008

In millions	2009	2008	Amount of Change	Percentage change
Research, development and engineering expenses	$18.8	$23.3	$(4.5)	-19%

Research, development and engineering expenses in 2009 decreased 19% to $18.8 million as compared to $23.3 million in 2008. This decrease was primarily due to lower salary and compensation related expenses of $2.5 million resulting from workforce reduction, lower travel expenses and outside services of $1.7 million, lower expense from our management incentive plan of $0.2 million and lower overall expenses of $0.1 million from our continuing effort to manage company-wide expenses. Given that there is an inherent delay between the time product development activities and expenditures occur and when resultant product revenue is ultimately realized, we expect current year research, development and engineering investments to contribute to revenue in future years. As a percentage of net sales, research, development and engineering expenses for the year ended December 31, 2009 were 20% compared to 18% for 2008. This increase was due primarily to the decrease in net sales as compared to 2008 discussed above.

2008 vs. 2007

In millions	2008	2007	Amount of Change	Percentage change
Research, development and engineering expenses	$23.3	$23.4	$(0.1)	0%

Research, development and engineering expenses in 2008 remained fairly constant as compared to 2007. This was primarily due to an expense of $0.4 million for our management incentive plan as compared to zero expense in 2007 partially offset by lower severance and benefit charges of $0.1 million recorded in 2008 and the absence of the $0.2 million refund of employee health insurance premiums recorded in 2007. As a percentage of net sales, research, development and engineering expenses for the year ended December 31, 2008 were 18% compared to 21% for 2007. This decrease was due primarily to the increase in net sales as compared to 2007 discussed above.

Selling, General and Administrative Expenses

2009 vs. 2008

In millions	2009	2008	Amount of Change	Percentage change
Selling, general and administrative expenses	$27.3	$31.9	$(4.6)	-14%

Selling, general and administrative expenses decreased by $4.6 million, or 14%, to $27.3 million in 2009, as compared to $31.9 million in 2008. The decrease was primarily due to lower salary and compensation related expenses of $3.6 million resulting from workforce reduction, lower travel expenses and outside services of $0.8 million, lower expense from the management incentive plan of $0.5 million and lower overall expenses of $0.1 million from our continuing effort to manage company-wide expenses. These decreases were partially offset by higher stock-based compensation expense of $0.4 million resulting from options and restricted stock units. As a percentage of net sales, selling, general and administrative expenses for the year ended December 31, 2009 were 29% compared to 24% for 2008. This increase was due primarily to the decrease in net sales as compared to 2008 discussed above.

2008 vs. 2007

In millions	2008	2007	Amount of Change	Percentage change
Selling, general and administrative expenses	$31.9	$31.2	$0.7	2%

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

Interest and Other Income, Net

In millions	2009	2008	2007
Interest income	$1.3	$3.4	$5.7
Other income (expense), net	1.6	(0.3)	—
Interest and other income, net	$2.9	$3.1	$5.7

Interest income was $1.3 million for the year ended December 31, 2009, as compared with $3.4 million and $5.7 million for 2008 and 2007, respectively. The decrease in 2009 from 2008 and in 2008 from 2007 was primarily due to lower interest rates on our investments. We presently maintain an investment portfolio with a weighted-average maturity less than a year. Consequently, changes in short-term interest rates have a significant impact on our interest income. Future changes in short-term interest rates are expected to continue to have a significant impact on our interest income.

Other income was $1.6 million for the year ended December 31, 2009, as compared with other expense of $0.3 million for 2008 and zero for 2007. The increase in other income was primarily attributable to the recognition of a foreign consumption tax incentive totaling $2.5 million during 2009, partially offset by a loss from foreign currency exchange of $0.4 million resulting from the depreciation of Japanese yen and loss on equipment disposal of $0.2 million. Other expense of $0.3 million in 2008 was the loss from foreign currency exchange.

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

Provision for Income Taxes

For the year ended December 31, 2009, we recorded income tax benefit of $70,000 as compared to income tax expense of $0.4 million and $0.3 million, respectively, in 2008 and 2007. The income tax benefit recorded in 2009 was comprised primarily of federal tax benefit while the income tax expense recorded in 2008 and 2007 was comprised of primarily foreign taxes. The actual benefit and expense recorded for each of 2009, 2008 and 2007 differs from the federal tax benefit at 35% primarily due to current tax expense in foreign jurisdictions and the fact that the prior year U.S. losses were utilized in 2009 and 2008, whereas the tax benefit of U.S. losses in 2007 was not recognized.

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

In accordance with ASC 740, we had unrecognized benefits of $3.4 million as of December 31, 2009 due to uncertain tax positions. We continue to recognize interest and penalties as a component of income tax provision and accrued $40,000 for these items for the year. We adopted the provisions of accounting for uncertainty in income taxes as of January 1, 2007. Prior to the adoption, our policy was to establish reserves that reflected the probable outcome of known tax contingencies. The effects of final resolution, if any, were recognized as changes to the effective income tax rate in the period of resolution. ASC 740 requires application of a “more likely than not” threshold to the recognition and de-recognition of uncertain tax positions. This permits us to recognize the amount of tax benefit that has a greater than 50 percent likelihood of being ultimately realized upon settlement. It further requires that a change in judgment related to the expected ultimate resolution of uncertain tax positions be recognized in earnings in the quarter of such change. During the year ended December 31, 2009, reserves due to uncertain tax positions decreased by $67,000.

Over the next twelve months, we expect a decline of approximately $0.1 million in the estimated amount of liabilities associated with our uncertain tax positions which arose prior to December 31, 2009 as a result of expiring statutes of limitations in certain foreign jurisdictions.

If we are able to eventually recognize these uncertain tax positions, $3.0 million and $2.9 million of the unrecognized benefit on January 1, 2009 and December 31, 2009, respectively, would reduce our effective tax rate. We currently have a full valuation allowance against our U.S. net deferred tax asset which would impact the timing of the effective tax rate benefit should any of these uncertain tax positions be favorably settled in the future.

We recognize interest and penalties related to uncertain tax positions as a component of income tax expense. As of December 31, 2009, we had accrued approximately $40,000 of accrued interest and penalties related to uncertain tax positions.

We are subject to Federal and state tax examination for years 1999 forward and 1997 forward, respectively, by virtue of the tax attributes carrying forward from those years. We are also subject to audits in the foreign jurisdictions in which we operate for years 2001 and forward. There are no income tax examinations currently in progress.

Outlook

The anticipated timing of orders, shipments and customer acceptances usually requires that we fill a number of production slots in any given quarter in order to meet our sales targets. If we are unsuccessful in our efforts to secure those production orders, or if existing production orders are delayed or cancelled, our results of operations will be materially adversely impacted. Accordingly, we may not be able to achieve or maintain our current or prior level of sales. We presently expect net sales in 2010 to increase 20% to 30% from 2009 net sales of $95.8 million.

Because our net sales are subject to a number of risks, including risks associated with the market acceptance of our new laser processing product line, delays in customer acceptance, intense competition in the capital equipment industry, uncertainty relating to the timing and market acceptance of our products, and the condition of the macro-economy and the semiconductor industry and the other risks described in this report, we may not exceed or maintain our current or prior level of net sales for any period in the future. Additionally, we believe that the market acceptance and volume production of our advanced packaging systems, laser processing systems, and our 1000 series family of wafer steppers are of critical importance to our future financial results. At December 31, 2009, these critical systems represented 90% of our backlog. To the extent that these products do not achieve or maintain significant sales due to difficulties involving manufacturing or engineering, the inability to reduce the current long manufacturing cycles for these products, competition, excess capacity in the semiconductor or nanotechnology device industries, or for any other reason, our business, financial condition and results of operations would be materially adversely affected.

We anticipate our operating income to be positive for 2010. We believe our cash flow for 2010 will continue to be positive.

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operating activities was $3.2 million for the year ended December 31, 2009, as compared with $23.2 million for the comparable period in 2008. Net cash provided by operating activities during the year ended December 31, 2009 was attributable to our net income generated from product and service sales and lower overall spending from our cost-cutting measures plus the net effect of non-cash expenses from depreciation, amortization and stock-based compensation charges. Other sources of cash from operating activities included decreases in inventory and increases in deferred product and services income. The decrease in inventory was due to more sales than materials purchased in 2009. The increases in deferred product and services income was primarily due to timing of installation and acceptance resulting in more systems deferred at December 31, 2009. These sources of cash were partially offset by the increase in trade receivables and the decreases in accounts payable and other current liabilities.

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

During the year ended December 31, 2009, net cash used in investing activities was $40.6 million, as compared with net cash provided by investing activities of $14.6 million for the comparable period in 2008. Net cash used in investing activities during the year ended December 31, 2009 was attributable to net purchase of short-term investments of $38.1 million and capital expenditures of $3.6 million, partially offset by proceeds of $1.1 million from the sale-leaseback of certain equipment during the year.

Net cash provided by financing activities was $2.0 million during the year ended December 31, 2009, as compared with $1.7 million for the comparable period in 2008. Net cash provided by financing activities during the year ended December 31, 2009 was attributable to proceeds received from the issuance of common stock under our employee stock option plans.

At December 31, 2009, we had working capital of $193.1 million. Our principal source of liquidity at December 31, 2009 consisted of $154.3 million in cash, cash equivalents and short-term investments, net of related borrowings under our line of credit.

In December 2004, we entered into a line of credit agreement with a brokerage firm replacing a similar arrangement that we had with a different firm. Under the terms of this agreement, we may borrow funds at a cost equal to the current Federal funds rate plus 125 basis points (i.e. 1.36% as of December 31, 2009). Certain of our cash, cash equivalents and short-term investments secure outstanding borrowings under this facility. We may borrow up to 75% of our total cash, cash equivalents and investments balance in this brokerage account. Funds are advanced to us under this facility based on pre-determined advance rates on the cash and securities held by us in this brokerage account. This agreement has no set expiration date and there are no loan covenants. As of each of December 31, 2009 and 2008, $6.0 million was outstanding under this facility, with a related collateral requirement of approximately $8.0 million of our cash, cash equivalents and investments.

The following summarizes our contractual obligations at December 31, 2009, and the effect such obligations are expected to have on our liquidity and cash flows in future periods:

In millions	Total	Less than 1 year	1-3 years	3-5 years	After 5 years
Notes payable obligations	$6.0	$6.0	$—	$—	$—
Non-cancelable capital lease obligations	0.4	0.1	0.3	—	—
Non-cancelable operating lease obligations	17.9	5.3	6.8	3.9	1.9
Long-term payables	2.1	—	0.1	0.1	1.9
Asset retirement obligations	2.2	—	2.1	—	0.1
Open purchase order commitments	37.4	24.1	13.3	—	—

Total contractual cash obligations	$66.0	$35.5	$22.6	$4.0	$3.9

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

Off-Balance Sheet Transactions

Our off-balance sheet transactions consist of certain financial guarantees, both expressed and implied, related to indemnification for product liability, patent infringement and latent product defects. Other than liabilities recorded pursuant to known product defects, at December 31, 2009, we did not record a liability associated with these guarantees, as we have little or no history of costs associated with such indemnification requirements. (See Note 16 to our Consolidated Financial Statements for additional information.)

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

Our exposure to market risk due to potential changes in interest rates, relates primarily to our investment portfolio, which consisted primarily of fixed interest rate instruments as of December 31, 2009 and 2008. We maintain an investment policy designed to ensure the safety and preservation of our invested funds by limiting market risk and the risk of default.

Certain of our cash, cash equivalents and investments serve as collateral for a line of credit we maintain with a brokerage firm. The line of credit is used for liquidity purposes, mitigating the need to liquidate investments in order to meet our current operating cash requirements.

The following table presents the hypothetical changes in fair values in the financial instruments held by us at December 31, 2009 that are sensitive to changes in interest rates. These instruments are comprised of cash equivalents and investments. These instruments are held for purposes other than trading. The modeling techniques used measure the change in fair values arising from selected hypothetical changes in interest rates. Assumed market value changes to our portfolio reflects immediate hypothetical parallel shifts in the yield curve of plus or minus 50 basis points (“BPS”), 100 BPS, and 150 BPS:

Cash equivalents and Available-for-sale Investments, in thousands	Valuation of securities given an interest rate decrease of X basis points			No change in interest rate	Valuation of securities given an increase rate of X basis points
	(150 BPS)	(100 BPS)	(50 BPS)	0 BPS	50 BPS	100 BPS	150 BPS
Commercial papers	$14,030	$14,019	$14,007	$13,996	$13,984	$13,973	$13,961
Money market funds	15,739	15,738	15,739	15,738	15,738	15,737	15,738
U.S. corporate debt securities	1,204	1,200	1,196	1,193	1,189	1,185	1,182
U.S. treasury bills and notes	15,324	15,282	15,241	15,200	15,160	15,119	15,079
Securities and obligations of U.S. government agencies	84,071	83,825	83,581	83,338	83,098	82,862	82,625

Total investments	$130,368	$130,064	$129,764	$129,465	$129,169	$128,876	$128,585

During 2009, we did not materially alter our investment objectives or criteria and believe that, although the composition of our portfolio has changed from the preceding year, the portfolio’s sensitivity to changes in interest rates is materially the same.

Credit Risk

We mitigate credit default risk by attempting to invest in high credit quality securities and by positioning our portfolio to respond appropriately to a significant reduction in a credit rating of any investment issuer or guarantor. Our portfolio includes only marketable securities with active secondary or resale markets to ensure portfolio liquidity and is diversified in accordance with our investment policy. To date, we have not experienced significant liquidity problems with our portfolio. Our largest holding at December 31, 2009, excluding the United States government and its agencies, was $11.9 million of money market fund.

As of December 31, 2009, we did not have any investments in mortgage backed or auction rate securities or any security investments in the financial service sector. However, we intend to closely monitor developments in the credit markets and make appropriate changes to our investment policy as deemed necessary or advisable. Based on our ability to liquidate our investment portfolio and our expected operating cash flows, we do not anticipate any liquidity constraints as a result of the current credit environment.

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

ULTRATECH, INC.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Consolidated Financial Statements included in Item 8:

ULTRATECH, INC.

CONSOLIDATED BALANCE SHEETS

In thousands, except share and per share amounts	December 31, 2009	December 31, 2008
Assets
Current assets:
Cash and cash equivalents	$58,617	$94,034
Short-term investments	101,724	64,464
Accounts receivable, net of allowance for doubtful accounts of $318 and $185 at December 31, 2009 and 2008, respectively	31,426	18,318
Inventories	25,881	31,618
Prepaid expenses and other current assets	4,163	4,836

Total current assets	221,811	213,270

Equipment and leasehold improvements, net	9,841	12,788
Other assets	2,929	3,133

Total assets	$234,581	$229,191

Liabilities and Stockholders’ Equity

Current liabilities:
Notes payable	$6,000	$6,000
Accounts payable	7,112	8,830
Accrued expenses	6,720	9,923
Deferred product and services income	8,846	4,328

Total current liabilities	28,678	29,081

Accrued rent	781	1,505
Other liabilities	5,154	5,182

Commitments and contingencies

Stockholders’ equity:
Preferred Stock, $0.001 par value:
2,000,000 shares authorized; none issued	—	—
Common Stock, $0.001 par value:
40,000,000 shares authorized; 23,838,084 and 23,516,198 shares issued and outstanding at December 31, 2009 and 2008, respectively	26	25
Additional paid-in capital	238,137	233,246
Treasury stock: 1,840,801 and 1,843,301 shares at December 31, 2009 and 2008, respectively	(26,569)	(26,605)
Accumulated other comprehensive income, net	(38)	474
Accumulated deficit	(11,588)	(13,717)

Total stockholders’ equity	199,968	193,423

Total liabilities and stockholders’ equity	$234,581	$229,191

See accompanying notes to consolidated financial statements.

ULTRATECH, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
In thousands, except per share amounts	2009	2008	2007
Net sales
Products	$80,540	$114,311	$96,583
Services	15,066	17,036	15,627
Licenses	207	400	100

Total net sales	95,813	131,747	112,310
Cost of sales
Cost of products sold	41,485	58,235	53,834
Cost of services	9,338	9,138	9,617

Gross profit	44,990	64,374	48,859

Research, development and engineering	18,759	23,316	23,435
Selling, general and administrative	27,333	31,923	31,191

Operating income (loss)	(1,102)	9,135	(5,767)

Interest expense	288	(121)	(701)
Interest and other income, net	2,873	3,171	5,710

Income (loss) before income taxes	2,059	12,185	(758)
Provision (benefit) for income taxes	(70)	408	286

Net income (loss)	$2,129	$11,777	$(1,044)

Net income (loss) per share—basic
Net income (loss)	$0.09	$0.50	$(0.04)
Number of shares used in per share computations—basic	23,690	23,524	23,354

Net income (loss) per share—diluted
Net income (loss)	$0.09	$0.50	$(0.04)
Number of shares used in per share computations—diluted	23,852	23,665	23,354

See accompanying notes to consolidated financial statements.

ULTRATECH, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
In thousands	2009	2008	2007
Cash flows from operating activities:
Net income (loss)	$2,129	$11,777	$(1,044)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	4,350	5,431	6,386
Amortization	611	898	907
Amortization of postretirement benefit plan obligation	46	102	8
Accretion of asset retirement obligations	167	157	240
Loss on disposal of equipment	120	22	217
Stock-based compensation	2,922	2,388	1,552
Deferred income taxes	(126)	(43)	40
Changes in operating assets and liabilities:
Accounts receivable	(13,108)	12,244	(12,508)
Inventories	6,554	(2,397)	10,324
Prepaid expenses and other current assets	757	(896)	129
Other assets	36	(352)	464
Accounts payable	(1,718)	630	(2,240)
Accrued expenses	(2,787)	(387)	(5,221)
Deferred product and services income	4,518	(5,833)	7,211
Other liabilities	(1,245)	(530)	(468)

Net cash provided by operating activities	3,226	23,211	5,997

Cash flows from investing activities:
Capital expenditures	(3,646)	(4,713)	(1,112)
Proceeds from sales of fixed assets	1,137	6,801	—
Purchase of patents	—	(744)	—
Purchase of investments in securities	(125,134)	(116,723)	(59,710)
Proceeds from maturities of investments	87,024	129,964	84,994

Net cash provided by (used in) investing activities	(40,619)	14,585	24,172

Cash flows from financing activities:
Proceeds from notes payable	34,056	49,061	27,456
Repayment of notes payable	(34,056)	(48,855)	(28,636)
Proceeds from issuance of common stock for stock option exercises	2,448	1,446	1,714
Tax payment for issuance of common stock from release of restricted stock units	(472)	—	—

Net cash provided by financing activities	1,976	1,652	534

Net increase (decrease) in cash and cash equivalents	(35,417)	39,448	30,703

Cash and cash equivalents at beginning of period	94,034	54,586	23,883

Cash and cash equivalents at end of period	$58,617	$94,034	$54,586

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$32	$51	$332
Income taxes paid	$194	$442	$590
Other non-cash changes:
Capital lease of phone system	$—	$42	$562
Systems transferred from (to) inventory to (from) equipment and other assets	$1,361	$(93)	$1,535

See accompanying notes to consolidated financial statements.

ULTRATECH, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Stockholders’ Equity
	Common Stock		Additional Paid-in Capital	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Accumulated (Deficit)	Total Stockholders’ Equity
In thousands, except share data	Shares	Amount
Balance at December 31, 2006	23,218,722	$25	$226,146	$(26,670)	$(915)	$(24,478)	$174,108
Net issuance of common stock under stock option plans	152,333	—	1,714	36	—	—	1,750
Stock-based compensation	—	—	1,552	—	—	—	1,552
Impact of adjustment on adoption of ASC 740	—	—	—	—	—	28	28
Components of comprehensive loss:
Change in net unrealized gains (losses) on:
Available-for-sale investments	—	—	—	—	1,051	—	1,051
Foreign exchange contracts	—	—	—	—	(53)	—	(53)
Change in minimum postretirement benefits obligation	—	—	—	—	8	—	8
Net loss	—	—	—	—	—	(1,044)	(1,044)

Total comprehensive loss							(38)

Balance at December 31, 2007	23,371,055	25	229,412	(26,634)	91	(25,494)	177,400
Net issuance of common stock under stock option plans	145,143	—	1,446	29	—	—	1,475
Stock-based compensation	—	—	2,388	—	—	—	2,388
Components of comprehensive income:
Change in net unrealized gains (losses) on:
Available-for-sale investments	—	—	—	—	444	—	444
Foreign exchange contracts	—	—	—	—	(163)	—	(163)
Change in minimum postretirement benefits obligation	—	—	—	—	102	—	102
Net income	—	—	—	—	—	11,777	11,777

Total comprehensive income							12,160

Balance at December 31, 2008	23,516,198	25	233,246	(26,605)	474	(13,717)	193,423
Net issuance of common stock under stock option plans	321,886	1	1,968	36	—	—	2,005
Stock-based compensation	—	—	2,923	—	—	—	2,923
Components of comprehensive income:
Change in net unrealized gains (losses) on:
Available-for-sale investments	—	—	—	—	(643)	—	(643)
Foreign exchange contracts	—	—	—	—	84	—	84
Change in minimum postretirement benefits obligation	—	—	—	—	47	—	47
Net income	—	—	—	—	—	2,129	2,129

Total comprehensive income							1,617

Balance at December 31, 2009	23,838,084	$26	$238,137	$(26,569)	$(38)	$(11,588)	$199,968

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

We supply step-and-repeat photolithography systems based on one-to-one imaging technology. Within the integrated circuit industry, we target the market for advanced packaging applications. Within the nanotechnology industry, our target markets include thin film head magnetic recording devices, optical networking devices, laser diodes and high-brightness light emitting diodes (“HBLEDs”). Our laser thermal processing equipment is targeted at advanced annealing applications within the semiconductor industry.

Major Customers

In 2009, Taiwan Semiconductor Manufacturing Co. Ltd., Intel Corporation and STATS ChipPAC Ltd. accounted for 22%, 19% and 14% of our net sales, respectively. Intel Corporation accounted for 32% and 20% of our net sales in 2008 and 2007, respectively, and was the only customer that accounted for more than 10% of our net sales in 2008 and 2007.

At December 31, 2009, Taiwan Semiconductor Manufacturing Co. Ltd., STATS ChipPAC Ltd. and Intel Corporation accounted for 41%, 16% and 2% of our accounts receivable, respectively. At December 31, 2008, Intel Corporation accounted for 26% of our accounts receivable.

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

Enterprise-Wide Disclosures

Our products are manufactured in the United States and are sold worldwide. We market our products internationally through domestic and foreign-based sales and service. The following table presents enterprise-wide sales to external customers and long-lived assets by geographic region:

In thousands	2009	2008	2007
Net sales:
United States of America	$27,034	$50,352	$38,740

International:
Japan	11,801	21,514	23,267
Europe	3,255	24,328	17,962
Taiwan	30,827	12,567	14,753
Singapore	14,956	439	5,218
Rest of the world	7,940	22,547	12,370

subtotal	68,779	81,395	73,570

Total	$95,813	$131,747	$112,310

Long-lived assets:
United States of America	$11,941	$14,905	$22,351
Rest of the world	829	1,016	728

Total	$12,770	$15,921	$23,079

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

2. CONCENTRATIONS OF RISKS

Financial instruments that potentially subject us to concentrations of credit risk consist principally of cash equivalents, short-term investments and trade receivables. These credit risks include the potential inability of an issuer or customer to honor their obligations under the terms of the instrument or the sales agreement. We place our cash equivalents and investments with high credit-quality financial institutions. We invest our excess cash in commercial paper, readily marketable debt instruments and collateralized funds of U.S. and state government entities. We have established guidelines relative to credit ratings, diversification and maturities that seek to maintain principal balance and liquidity.

A majority of our trade receivables are derived from sales in various geographic areas, principally the U.S., Europe, Japan, Taiwan and the rest of Asia, to large companies within the integrated circuit and nanotechnology industries. We perform ongoing credit evaluations of our customers’ financial condition and require collateral, whenever deemed necessary. As of December 31, 2009 and 2008, the recorded value of our accounts receivable approximated fair value due to the short-term nature of our accounts receivable.

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

The U.S. dollar is the functional currency for all foreign operations. Foreign exchange gains and losses which result from the process of remeasuring foreign currency financial statements into U.S. dollars or from foreign currency exchange transactions during the period, are included in interest and other income, net. Net foreign exchange losses in 2009 and 2008 were $0.4 million and $0.3 million, respectively, as compared to gains of $0.3 million in 2007.

We have evaluated subsequent events, as defined by Accounting Standard Codification (“ASC”) Topic 855, through March 1, 2010, which is the issuance date of our financial statements.

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

Investments

Management determines the appropriate classification of its investments at the time of purchase and re-evaluates the classification at each balance sheet date. At December 31, 2009 and 2008, all investments and cash equivalents in our portfolio were classified as “available-for-sale” and are stated at fair value, with the unrealized gains and losses, net of tax, reported in accumulated other comprehensive income (loss), as a separate component of stockholders’ equity. The fair value of short-term investments are estimated based on quoted prices in active markets or significant other observable inputs as of December 31, 2009 and 2008.

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

Long-lived Assets

Equipment and leasehold improvements are stated at cost, less accumulated depreciation and amortization. Equipment is depreciated on a straight-line basis over the estimated useful lives (i.e. three to 10 years). Leasehold improvements are amortized on a straight-line basis over the life of the related assets or the lease term, whichever is shorter. Depreciation and amortization expense for the years ended 2009 and 2008 was $4.9 million and $6.2 million, respectively.

We review long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of these assets may not be recoverable. We assess these assets for impairment based on estimated future cash flows from these assets. No asset impairment charges have been recorded during the three years ended December 31, 2009.

Related-Party Transactions

During 2009 and 2008, we made loans to several of our employees totaling $0.1 million and $0.4 million, respectively, in the form of full-recourse promissory notes. The notes accrue interest at a weighted average annual rate of 2.2% and 3.0%, respectively. The notes have a term ranging from two to six years. Certain of the notes are secured by deeds of trust for the employees’ personal residences. As of December 31, 2009, the outstanding principal balances were $0.8 million, including principal amounts outstanding under loans made prior to 2008.

In April 2006, we appointed a new member to our Board of Directors who was also an officer of one of our customers until September 2007. During 2007, sales to that customer totaled $5.9 million. We had $0.3 million of accounts receivable from that customer at December 31, 2007.

Derivative Instruments and Hedging

The majority of our revenue, expense and capital purchasing activities are transacted in U.S. dollars. However, we also enter into these transactions in other currencies, primarily Japanese yen. Our policy is to minimize foreign currency denominated transaction and remeasurement exposures with derivative instruments, mainly forward contracts. The gains and losses on these derivatives are intended to at least partially offset the transaction and remeasurement gains and losses recognized in earnings. We do not enter into foreign exchange forward contracts for speculative purposes. Under ASC Topic 815, Derivatives and Hedging (“ASC 815”) all derivatives are recorded on the balance sheet at fair value. The gains and losses resulting from changes in fair value are accounted for depending on the use of the derivative and whether it is designated and qualifies for hedge accounting. All of our derivatives are designated as hedging instruments under ASC 815. The fair value of derivative instruments recorded in our Condensed Consolidated Balance Sheets is as follows:

	Asset Derivatives as of December 31, 2009
In thousands	Balance Sheet Location	Fair Value
Foreign exchange contracts	Other current assets	$79

Total derivatives		$79

Our derivative financial instruments are subject to both credit and market risk. Credit risk is the risk of loss due to failure of a counterparty to perform its obligations in accordance with contractual terms. Market risk is the potential change in an investment’s value caused by fluctuations in interest and currency exchange rates, credit spreads or other variables. We monitor the credit-worthiness of the financial institutions that are counterparties to our derivative financial instruments and do not consider the risks of counterparty nonperformance to be material. Credit and market risks, as a result of an offset by the underlying cash flow being hedged, related to derivative instruments were not considered material at December 31, 2009 and 2008.

Cash Flow Hedging

We designate and document as cash flow hedges foreign exchange forward contracts that are used by us to hedge the risk that forecasted revenue may be adversely affected by changes in foreign currency exchange rates. The effective portion of the contracts’ gains or losses is included in accumulated other comprehensive income (loss) (“OCI”) until the period in which the forecasted sale being hedged is recognized, at which time the amount in OCI is reclassified to earnings as a component of revenue. To the extent that any of these contracts are not considered to be effective in offsetting the change in the value of the forecasted sales being hedged, the ineffective portion of these contracts is immediately recognized in income as a component of interest and other income, net. For the year ended December 31, 2009, there was no hedge ineffectiveness. We calculate hedge effectiveness at a minimum each fiscal quarter. We measure hedge effectiveness by comparing the cumulative change in the spot rate of the derivative with the cumulative change in the spot rate of the anticipated sales transactions. The maturity of these instruments is generally nine months or less. We record any excluded components of the hedge in interest and other income, net. As of December 31, 2009, the excluded components recorded in earnings were immaterial.

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

We did not have any currency forward contracts classified as cash-flow hedges outstanding at December 31, 2009 as compared to one currency forward contract for the sale of Japanese yen of $0.7 million at December 31, 2008. As such, we did not record any accumulated losses or gains as a component of other comprehensive income (loss) at December 31, 2009 as compared to $0.1 million of accumulated losses at December 31, 2008. The fair value of derivatives classified as cash-flow hedges at December 31, 2008 was a liability of $39,000. The following sets forth the effect of the derivative instruments on our Condensed Consolidated Statements of Operations for the year ended December 31, 2009:

Derivatives in ASC 815 Cash Flow Hedging Relationship	Amount of Loss Recognized in OCI on Derivative (Effective Portion) (in thousands)	Location of Loss Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Loss Reclassified from Accumulated OCI into Income (Effective Portion) (in thousands)	Location of Gain Recognized in Income on Derivative (Amount Excluded from Effectiveness Testing)	Amount of Gain Recognized in Income on Derivative (Amount Excluded from Effectiveness Testing) (in thousands)
Foreign exchange contracts	$40	Product Sales	$40	Interest and other income (expense), net	$1

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

At December 31, 2009 and 2008, we had currency forward contracts classified as fair value hedges for the sale of Japanese yen of $3.8 million and $8.7 million, respectively. The fair value of derivatives classified as fair value hedges at December 31, 2009 was an asset of $0.1 million as compared to a liability of $0.2 million at December 31, 2008. The following sets forth the effect of the derivative instruments on our Condensed Consolidated Statements of Operations for the year ended December 31, 2009:

Derivatives in ASC 815 Fair Value Hedging Relationship	Location of Gain Recognized in Income on Derivative	Amount of Gain Recognized in Income on Derivatives for the Year Ended December 31, 2009
Foreign exchange contracts	Interest and other income (expense), net	$243

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

We generally recognize revenue from spare parts sales upon shipment, as our products are generally sold on terms that transfer title and risk of ownership when it leaves our site. We sell service contracts for which revenue is deferred and recognized ratably over the contract period (for time-based service contracts) or as service hours are delivered (for contracts based on a purchased quantity of hours). We recognize license revenue from transactions in which our systems are re-sold by our customers to third parties as well as from royalty arrangements.

Costs related to deferred product revenues are capitalized (deferred) and recognized at the time of revenue recognition. Deferred product revenue and costs are netted on our balance sheet, under the caption “deferred product and services income.” The gross amount of deferred revenues and deferred costs at December 31, 2009 were $13.4 million and $4.5 million, respectively. The gross amount of deferred revenues and deferred costs at December 31, 2008 were $5.3 million and $1.0 million, respectively.

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

Deferred Income Taxes

Deferred income taxes are provided for the tax effect of temporary differences between the tax basis of assets and liabilities and their reported amounts in the financial statements. ASC Topic 740, Income Taxes (“ASC 740”) provides for recognition of deferred tax assets if the realization of such deferred tax assets is more likely than not to occur. Realization of our net deferred tax assets is dependent upon our generation of sufficient taxable income in future years in appropriate tax jurisdictions to obtain the benefit of the reversal of temporary differences, net operating loss carryforwards, and tax credit carryforwards. The amount of deferred tax assets considered realizable is subject to adjustment in future periods if estimates of future taxable income are changed. With the exception of certain international jurisdictions (i.e., Singapore, Japan and Taiwan), we have determined that at this time it is more likely than not that deferred tax assets attributable to the remaining jurisdictions will not be realized, primarily due to uncertainties related to our ability to utilize the net operating loss and tax credit carryforwards before they expire based on our recent years history of losses and uncertainty of future taxable income.

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

Impact of Recently Issued Accounting Standards

In September 2009, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) No. 2009-13, Revenue Recognition (Topic 605) – Multi-Deliverables Revenue Arrangements, a Consensus of the FASB Emerging Issues Task Force, to address the accounting for multiple-deliverable arrangements to enable vendors to account for products or services (deliverables) separately rather than as a combined unit. It establishes the accounting and reporting guidance for arrangements under which the vendor will perform multiple revenue-generating activities, specifically, how to separate deliverables and how to measure and allocate arrangement consideration to one or more units of accounting. The update will be effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. We are currently evaluating the impact, if any, of adopting the update.

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

In January 2010, The FASB issued ASU No. 2010-06, Fair Value Measurements and Disclosures (Topic 820) – Improving Disclosures about Fair Value Measurements, to provide amendments to Subtopic 820-10 that require new disclosures for transfers in and out of Levels 1 and 2 and for activity in Level 3 fair value measurements. It also clarifies existing disclosures for level of disaggregation and disclosures about inputs and valuation techniques. The update will be effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures of roll forward activities in Level 3 fair value measurements. Those disclosures are effective for interim and annual reporting periods beginning after December 15, 2010. We are currently evaluating the impact, if any, of adopting the update.

5. STOCK-BASED COMPENSATION

The following table shows total stock-based compensation expense recognized under ASC Topic 718, Compensation – Stock Compensation (“ASC 718”), for employees and directors and the effect to the accompanying Consolidated Statement of Operations for the years ended December 31, 2009, 2008 and 2007. There was no tax effect.

	Years Ended December 31,
In thousands	2009	2008	2007
Cost of Sales	$194	$118	$97
Research, development, and engineering	553	464	378
Selling, general and administrative expenses	2,175	1,806	1,077

Total stock-based compensation expense	2,922	2,388	1,552
Tax benefit related to stock-based compensation expense	—	—	—

Net effect on net income/loss	$2,922	$2,388	$1,552

Compensation cost capitalized as part of inventory was immaterial during each of the years ended December 31, 2009 and 2008.

The estimated fair value of our stock-based awards, less expected forfeitures, is amortized over the awards’ vesting period using a single grant approach on a ratable basis for awards granted after the adoption of ASC 718 and using a multiple grant approach on an accelerated basis for awards granted prior to the adoption of ASC 718.

The fair value of each option award is estimated on the date of grant using the Black-Scholes valuation model and the assumptions noted in the following table. The expected life of options is based on observed historical exercise patterns.

Groups of employees that have similar historical exercise patterns have been considered separately for valuation purposes. The expected volatility of stock options for the year ended December 31, 2009 is based on the historical volatility of our Common Stock while it was based on a combination of historical and market-based implied volatility of our traded options for the years ended December 31, 2008 and 2007. This change did not have any material impact on our results of operations or financial position. The risk free interest rate is based on the implied yield on a U.S. Treasury zero-coupon issue with a remaining term equal to the expected term of the option. The dividend yield reflects that we have not paid any cash dividends since inception and do not intend to pay any cash dividends in the foreseeable future.

We used the following weighted-average assumptions to estimate the fair value of stock options at the date of grant using the Black-Scholes option-pricing model.

	2009	2008	2007
Expected life (in years)	5.0	5.3	5.0
Risk-free interest rate	2.16%	2.87%	4.11%
Volatility factor	0.48	0.51	0.47
Dividend yield	0%	0%	0%

The weighted-average fair value per share of stock options granted during 2009, 2008 and 2007 was $6.00, $5.29 and $5.48, respectively.

1993 Stock Option Plan/Stock Issuance Plan

Under our 1993 Stock Option Plan/Stock Issuance Plan, as amended and restated as of January 30, 2006, officers and other key employees, non-employee Board members and consultants may receive equity incentive awards in the form of stock options to purchase shares of common stock at no less than 100% of fair value at the grant date or restricted stock or restricted stock units. Options historically have vested in equal monthly installments over a fifty-month period, with a minimum vesting period of twelve months from the grant date, and generally expire ten years from the date of grant or upon the expiration of a limited period following any earlier termination of employment. The plan was amended in January 2006 to allow the issuance of shares pursuant to restricted stock unit awards, and during fiscal years 2009, 2008 and 2007, restricted stock unit awards were made which generally vest in equal annual installments over a three-year period measured from the award date but which defer the issuance of the vested shares until the end of the vesting period, subject to earlier issuance upon termination of employment under certain circumstances or a change in control. Awards under the plan may be subject to accelerated vesting under certain circumstances should a change in control occur. The plan terminates on the earlier of February 28, 2011 or the date on which all shares available for issuance under the plan have been issued. Under the plan, approximately 2.5 million, 2.0 million and 1.7 million options and awards were available for issuance at December 31, 2009, 2008 and 2007, respectively.

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

The plan was amended in January 2008 to allow the issuance of shares pursuant to restricted stock unit awards, which generally vest in equal annual installments over a three-year period measured from the award date but which defer the issuance of the vested shares until the end of the vesting period, subject to earlier issuance upon termination of employment under certain circumstances or a change in control. Awards under the plan may be subject to accelerated vesting under certain circumstances should a change in control occur. Since the plan terminated on October 19, 2008, there were no options available for issuance at December 31, 2009 and 2008, as compared to 29,000 options that were available for issuance at December 31, 2007.

Stock Option Activity

A summary of our stock option activity as of December 31, 2009, and related information follows:

	Options	Weighted- Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value as of December 31, 2009
Outstanding at January 1, 2009	4,686,549	$17.01
Granted	15,000	$13.64
Exercised	(204,454)	$11.97
Forfeited and expired	(1,119,944)	$22.09

Outstanding at December 31, 2009	3,377,151	$15.62	3.93	$4,162,925

Exercisable at December 31, 2009	3,068,338	$16.02	3.52	$3,143,745
Vested and expected to vest as of December 31, 2009, net of anticipated forfeitures	3,364,820	$15.63	3.91	$4,125,390

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between our closing stock price on the last trading day of fiscal 2009 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on December 31, 2009. Total intrinsic value of options exercised in fiscal year 2009 was $0.5 million as compared to $0.3 million in each of 2008 and 2007. Cash received from option exercises in fiscal 2009 was $2.5 million.

A summary of our option activity for the prior years follows:

	2008		2007
	Options	Weighted- Average Exercise Price	Options	Weighted- Average Exercise Price
Outstanding at January 1	5,376,777	$17.36	6,107,636	$17.68
Granted	301,713	$10.87	398,000	$11.90
Exercised	(110,423)	$13.03	(140,456)	$12.51
Forfeited and expired	(881,518)	$17.55	(988,403)	$17.82

Outstanding at December 31	4,686,549	$17.01	5,376,777	$17.36

At December 31, 2009, options outstanding were as follows:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Options	Weighted- Average Remaining Contractual Life (Years)	Weighted- Average Exercise Price	Options	Weighted- Average Exercise Price
$ 8.41 - $11.36	567,855	4.80	$10.76	443,855	$11.05
$11.79 - $13.83	588,193	5.16	$12.84	425,080	$12.97
$13.96 - $14.12	785,130	2.98	$14.00	785,130	$14.01
$14.25 - $16.16	578,408	4.40	$15.35	559,908	$15.37
$16.70 - $21.83	585,935	3.61	$20.84	582,735	$20.84
$22.21 - $31.21	271,630	1.83	$25.73	271,630	$25.73

$8.41 - $31.21	3,377,151	3.93	$15.62	3,068,338	$16.02

As of December 31, 2009, $1.7 million of total unrecognized compensation cost related to stock options is expected to be recognized over a weighted-average period of 2.2 years.

Restricted Stock Unit Activity

A summary of our restricted stock unit activity as of December 31, 2009, 2008 and 2007, and related information follows:

	2009		2008		2007
	Shares	Weighted-Average Grant Date Fair Value	Shares	Weighted`-Average Grant Date Fair Value	Shares	Weighted-Average Grant Date Fair Value
Nonvested stock at January 1	115,340	$11.47	87,188	$15.53	93,681	$19.20
Granted	460,189	$13.66	150,000	$10.90	55,000	$12.29
Vested	(167,968)	$12.70	(116,680)	$13.85	(46,404)	$18.68
Forfeited	(23,667)	$12.35	(5,168)	$9.97	(15,089)	$16.80

Nonvested stock at December 31	383,894	$13.51	115,340	$11.47	87,188	$15.53

A total of 179,961 shares of our common stock subject to restricted stock units was vested but not yet distributed as of December 31, 2009. Stock-based compensation expense related to our restricted stock units for the year ended December 31, 2009 was $2.1 million. As of December 31, 2009, $3.0 million of total unrecognized compensation cost related to nonvested stock is expected to be recognized over a weighted-average period of 1.4 years. Total fair value of vested shares in fiscal 2009 was $2.1 million compared to $1.6 million and $0.9 million in 2008 and 2007, respectively.

Stock Option Exchange Program

In September 2009, we filed a Tender Offer Statement on Schedule TO with the SEC relating to a one-time stock option exchange program (Option Exchange) to give employees (excluding executive officers and members of the board of directors) the opportunity to exchange eligible options for a lesser number of new restricted stock units (RSUs) with approximately the same fair value as the options surrendered, as of the date of the exchange. Eligible options included stock options granted under our equity incentive plans that had an exercise price per share equal to or greater than $13.50. The Option Exchange commenced on September 16, 2009 and expired on October 14, 2009. A total of 75 eligible employees participated in the Option Exchange. Eligible options to purchase a total of 799,799 shares of our common stock were tendered and cancelled in exchange for RSUs covering 123,189 shares of our common stock issued on October 14, 2009. These RSUs were issued at $15.44 under the 1993 Stock Option Plan/Stock Issuance Plan and are subject to its terms and conditions. These RSUs will vest (subject to the grantees’ continued service to Ultratech) on October 14, 2010. Using the Black-Scholes option pricing model, we determined that the fair value of the surrendered stock options on a grant-by-grant basis was approximately equal, as of the date of the exchange, to the fair value of the RSUs issued in exchange for such stock options, resulting in an immaterial incremental amount of stock-based compensation.

6. BASIC AND DILUTED NET INCOME (LOSS) PER SHARE

The following sets forth the computation of basic and diluted net income (loss) per share:

	Years Ended December 31,
In thousands, except per share amounts	2009	2008	2007
Numerator:
Net income (loss)	$2,129	$11,777	$(1,044)

Denominator:
Basic weighted-average shares outstanding	23,690	23,524	23,354
Effect of dilutive employee stock options and restricted stock units	162	141	—

Diluted weighted-average shares outstanding	23,852	23,665	23,354

Net income (loss) per share—basic and diluted	$0.09	$0.50	$(0.04)

For the year ended December 31, 2009, options to purchase 3.7 million shares of common stock were excluded from the computation of diluted net income per share as the effect would have been anti-dilutive, compared to 4.4 million shares and 5.5 million shares for the years ended December 31, 2008 and 2007, respectively. In addition, for the year ended December 31, 2007, restricted stock units for 0.1 million shares of common stock were excluded from the computation as well compared to none for the years ended December 31, 2009 and 2008. Options and restricted stock units are anti-dilutive when we have a net loss or when the exercise price of the stock option and the average unrecognized compensation cost of the stock option or restricted stock unit is greater than the average market price of our Common Stock.

7. FAIR VALUE MEASUREMENTS

On January 1, 2008, we adopted ASC Topic 820, Fair Value Measurements and Disclosures (“ASC 820”) for financial assets and liabilities recognized at fair value on a recurring basis. On January 1, 2009, we adopted ASC 820 for all

7. FAIR VALUE MEASUREMENTS

On January 1, 2008, we adopted ASC Topic 820, Fair Value Measurements and Disclosures (“ASC 820”) for financial assets and liabilities recognized at fair value on a recurring basis. On January 1, 2009, we adopted ASC 820 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis. These nonfinancial items include assets and liabilities such as reporting units measured at fair value in a goodwill impairment test and nonfinancial assets acquired and liabilities assumed in a business combination. The adoption of this deferred portion of ASC 820 did not have any impact on our results of operations or financial position.

Fair value is defined under ASC 820 as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value under ASC 820 must maximize the use of observable inputs and minimize the use of unobservable inputs. ASC 820 describes a fair value hierarchy based on three levels of inputs, of which the first two are considered observable and the last unobservable, that may be used to measure fair value which are the following:

• Level 1—Quoted prices for identical assets or liabilities in active markets.

• Level 2—Quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar instruments in markets that are not active; and model-derived valuations in which all significant inputs and significant value drivers are observable in active markets.

• Level 3—Model derived valuations in which one or more significant inputs or significant value drivers are unobservable.

We measure certain financial assets and liabilities at fair value on a recurring basis, including available-for-sale securities and foreign currency derivatives. The fair value of these certain financial assets and liabilities was determined using the following inputs at December 31, 2009 and 2008, respectively:

	Fair Value Measurements at December 31, 2009 Using
In thousands	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available-for-sale securities(1)
Commercial papers	$13,996	$-	$13,996	$-
Money market funds	15,739	15,739	-	-
U.S. corporate debt securities	1,193	-	1,193	-
U.S. treasury bills and notes	15,200		15,200	-
Securities and obligations of U.S. government agencies	83,338	-	83,338	-

	129,465	15,739	113,726	-
Foreign currency derivatives(2)	79	-	79	-
Deferred compensation plan assets(3)	1,032	-	-	1,032
Deferred compensation plan liabilities(4)	1,217	-	-	1,217

	$131,793	$15,739	$113,805	$2,249

	Fair Value Measurements at December 31, 2008 Using
In thousands	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available-for-sale securities(1)
Commercial papers	$17,995	$-	$17,995	$-
Money market funds	56,658	56,658	-	-
Securities and obligations of U.S. government agencies	62,457	-	62,457	-

	137,110	56,658	80,452	-

Foreign currency derivatives(5)	198	-	198	-
Deferred compensation plan assets(3)	901	-	-	901
Deferred compensation plan liabilities(4)	941	-	-	941

	$139,150	$56,658	$80,650	$1,842

(1)	Included in cash and cash equivalents and short-term investments on our consolidated balance sheet. Cash equivalents at December 31, 2009 and 2008 were $27.7 million and $72.6 million, respectively.

(2)	Included in current assets on our consolidated balance sheet. Consisted of forward foreign exchange contracts for the Japanese yen.

(3)	Included in other assets on our consolidated balance sheet.

(4)	Included in other liabilities on our consolidated balance sheet.

(5)	Included in current liabilities on our consolidated balance sheet. Consisted of forward foreign exchange contracts for the Japanese yen.

8. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The components of comprehensive income (loss), net of tax, are as follows:

	December 31,	December 31,	December 31,
In thousands	2009	2008	2007
Net income (loss)	$2,129	$11,777	$(1,044)
Other comprehensive income (loss):
Unrealized gain (loss) on available-for-sale investments before adjustment	(643)	860	1,051
Reclassification adjustment for gains included in net income (loss)	-	(416)	-

Net unrealized gain (loss) on available-for-sale investments	(643)	444	1,051
Unrealized gain (loss) on foreign exchange forward contracts	84	(163)	(53)
Change in minimum postretirement benefits obligation	47	102	8

Comprehensive income (loss)	$1,617	$12,160	$(38)

Accumulated other comprehensive income is comprised of the following items, net of tax of none for 2009 and 2008:

	December 31,	December 31,
In thousands	2009	2008
Unrealized gain (loss) on:
Available-for-sale investments	$6	$648
Foreign exchange forward contracts	-	(84)
Change in minimum postretirement medical obligation	(44)	(90)

Accumulated other comprehensive income (loss) at end of period	$(38)	$474

The amount of loss on foreign exchange contracts reclassified to earnings was $84,000, $0.3 million and $20,000 in 2009, 2008 and 2007, respectively.

9. INVESTMENTS

We classified all of our investments as “available-for-sale” as of December 31, 2009 and 2008. Accordingly, we state our investments at estimated fair value. Fair values are determined based on quoted market prices or pricing models using current market rates. We deem all investments to be available to meet current working capital requirements.

The following is a summary of our investments:

	December 31, 2009				December 31, 2008
	Amortized Cost	Accumulated Other Comprehensive		Estimated Fair Value	Amortized Cost	Accumulated Other Comprehensive		Estimated Fair Value
Cash equivalents and Available- for-sale Investments, in thousands		Gains	Losses			Gains	Losses
Commercial papers	$13,996	$-	$-	$13,996	$56,658	$11	$-	$56,669
Money market funds	15,738	-	-	15,738	17,984	-	-	17,984
U.S. corporate debt securities	1,186	6	-	1,192	-	-	-	-
U.S. treasury bills and notes	15,203	-	3	15,200	-	-	-	-
Securities and obligations of U.S. government agencies	83,336	109	106	83,339	61,819	638	-	62,457

Total	$129,459	$115	$109	$129,465	$136,461	$649	$-	$137,110

The following is a reconciliation of our investments to the balance sheet classifications at December 31:

In thousands	2009	2008
Cash equivalents	$27,741	$72,646
Short-term investments	101,724	64,464

Investments, at estimated fair value	$129,465	$137,110

Gross realized gains and losses on sales of investments were immaterial in each of the years ended December 31, 2009, 2008 and 2007, respectively.

The gross amortized cost and estimated fair value of our investments at December 31, 2009, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because the issuers of the securities may have the right to prepay obligations without prepayment penalties.

In thousands	Gross Amortized Cost	Fair Value
Due in one year or less	$125,457	$125,463
Due after one year through five years	4,002	4,002

Total	$129,459	$129,465

The following table provides the breakdown of the cash equivalent and investments with unrealized losses at December 31, 2009:

	In Loss Position for Less Than 12 Months		In Loss Position for More Than 12 Months		Total
Investments, in thousands	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
U.S. treasury bills and notes	$15,200	$3	$-	$-	$15,200	$3
Securities and obligations of U.S. government agencies	44,635	106	-	-	44,635	106

Total	$59,835	$109	$-	$-	$59,835	$109

We did not have any cash equivalent and investments with unrealized losses at December 31, 2008.

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

We have not recorded any OTTI of our investments during the years ended December 31, 2009, 2008 and 2007.

10. BALANCE SHEET DETAIL

In thousands	December 31, 2009	December 31, 2008
Inventories:
Raw materials	$9,739	$15,380
Work-in-process	5,342	7,175
Finished products	10,800	9,063

Total	$25,881	$31,618

Equipment and leasehold improvements, net:
Machinery and equipment	$33,858	$36,059
Leasehold improvements	10,417	8,383
Office equipment and furniture(a)	13,163	14,498

	57,438	58,940
Accumulated depreciation and amortization	(47,597)	(46,152)

Total	$9,841	$12,788

Other Assets:
Intangible assets, net(b)	$649	$751
Deferred compensation plan assets	1,032	901
Other	1,248	1,481

Total	$2,929	$3,133

Accrued expenses:
Accrued payroll-related liabilities	$3,753	$4,949
Warranty accrual	1,710	1,522
Accrued taxes-other	288	1,374
Reserve for losses on purchase order commitments	149	155
Capital lease, current portion	120	113
Other	700	1,810

Total	$6,720	$9,923

Other Liabilities:
Deferred compensation plan liabilities	$1,217	$941
Asset retirement obligations	2,162	2,281
Postretirement benefits obligation	616	546
Capital lease	265	385
Income tax payable - long term	410	381
Deferred income tax liabilities - long term	260	386
Other	224	262

Total	$5,154	$5,182

(a)	As of December 31, 2009 and 2008, office equipment and furniture included $0.6 million of cost capitalized under a capital lease. Accumulated depreciation as of December 31, 2009 and 2008 was $0.3 million and $0.2 million, respectively.

(b)	As of December 31, 2009, future estimated amortization costs per year for our existing intangible assets are estimated as follows:

In thousands	Estimated Amortization Expense
For the years:
2010	$99
2011	99
2012	87
2013	82
2014	79
Thereafter	203

Total	$649

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

Changes in our product liability are as follows:

In thousands	December 31, 2009	December 31, 2008
Balance, beginning of year	$1,522	$2,112
Warranties issued during year	2,051	2,843
Settlements during year	(2,167)	(2,835)
Changes in liability for pre-existing warranties during year, including expirations	304	(598)

Balance, end of year	$1,710	$1,522

Deferred Service Income

We sell service contracts for which revenue is deferred and recognized ratably over the contract period (for time based service contracts) or as service hours are delivered (for contracts based on a purchased quantity of hours). Changes in our deferred service revenue are as follows:

In thousands	December 31, 2009	December 31, 2008
Balance, beginning of year	$2,117	$2,087
Service contracts sold during year	2,897	2,997
Service contract revenue recognized during year	(3,107)	(2,967)

Balance, end of year	$1,907	$2,117

Asset Retirement Obligations

In accordance with ASC 410, Asset Retirement and Environmental Obligations, an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably estimated, even if conditional on a future event. The asset retirement obligation (“ARO”) liability is principally for estimable asset retirement obligations related to remediation costs, which we estimate will be incurred upon the expiration of certain operating leases.

In thousands	2009	2008
Balance as of January 1	$2,281	$2,222
Accretion expense	167	157
Liabilities incurred	-	75
Liabilities settled	(11)	(44)
Adjustment to liabilities	(275)	(129)

Balance as of December 31	$2,162	$2,281

11. NOTES PAYABLE

In December 2004, we entered into a line of credit agreement with a brokerage firm. Under the terms of this agreement, we may borrow funds at a cost equal to the current Federal funds rate plus 125 basis points (1.36% as of December 31, 2009). Certain of our cash, cash equivalents and short-term investments secure borrowings outstanding under this facility, but we are not restricted in the use of those assets. Funds are advanced to us under this facility based on pre-determined advance rates on the cash and securities held by us in this brokerage account. This agreement has no set expiration date and there are no loan covenants, other than the aforementioned collateral requirement which does not legally restrict the cash and securities. As of each of December 31, 2009 and 2008, $6.0 million was outstanding under this facility, with a related collateral requirement of approximately $8.0 million of our cash, cash equivalents and short-term investments.

12. EXIT ACTIVITIES

Changes in our accrued severance and benefits charges in connection with exit activities are as follows:

In thousands	Balance at January 1, 2007	Expenses	Payments	Balance at December 31, 2007	Expenses	Payments	Balance at December 31, 2008	Expenses	Payments	Balance at December 31, 2009
Severance and benefits (2006)	$918	$-	$(872)	$46	$-	$(46)	$-	$-	$-	$-
Severance and benefits (2007)	-	1,588	(1,206)	382	-	(382)	-	-	-	-
Severance and benefits (2008)	-	-	-	-	591	(573)	18	-	(18)	-
Severance and benefits (2009)	-	-	-	-	-	-	-	576	(576)	-

Total	$918	$1,588	$(2,078)	$428	$591	$(1,001)	$18	$576	$(594)	$-

During 2009, in our continuing effort to reduce company-wide expenses, we eliminated 21 full-time positions, 90% in the United States and 10% internationally. We recorded severance and benefits charges totaling $0.6 million during the year ended December 31, 2009. Of this $0.6 million, $0.3 million was recorded as research, development and engineering expenses, $0.2 million as cost of sales and the remaining $0.1 million as selling, general and administrative expenses. As of December 31, 2009, there were no exit activity liabilities.

During 2008, we eliminated 14 full-time positions, 79% in the United States and 21% internationally. We recorded severance and benefits charges totaling $0.6 million during the year ended December 31, 2008. Of this $0.6 million, $0.3 million was recorded as selling, general and administrative expenses, $0.2 million as research, development and engineering expenses and the remaining $0.1 million as cost of sales. As of December 31, 2008, the remaining balance of $18,000 will be fully paid by the end of 2009.

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

13. EMPLOYEE BENEFIT PLANS

Employee bonus plans

We currently sponsor an executive incentive bonus plan that distributes employee awards based on the achievement of predetermined targets. We recorded a charge of $0.5 million and $1.3 million under this bonus plan for the year ended December 31, 2009 and 2008, respectively, compared to no charge for the year ended December 31, 2007.

Employee Savings and Retirement Plans

We sponsor a 401(k) employee salary deferral plan that allows voluntary contributions by all full-time employees of from 1% to 20% of their pretax earnings. We may also make matching contributions to this plan at our discretion. Our contributions, when made, are limited to a maximum of $2,000 per year per employee, generally become 20 percent vested at the end of an employee’s first year of service from the date of hire, and vest 20 percent per year of service thereafter until they become fully vested at the end of five years of service. We did not make any contributions to this plan for the year ended December 31, 2009 as compared to the contribution of $0.3 million for each of 2008 and 2007.

We also sponsor an executive non-qualified deferred compensation plan (the Plan) that allows qualifying executives to defer current cash compensation. At December 31, 2009, Plan assets of $1.0 million, representing the cash surrender value of life insurance policies held by us, and liabilities of $1.2 million are included in our consolidated balance sheets under the captions “other assets” and “other liabilities.” In conjunction with this Plan, we recognized $0.1 million of expense for each of the three years ended December 31, 2009, 2008 and 2007, respectively.

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

The following table sets forth the amounts of unrecognized prior service cost and unrecognized actuarial gain included in accumulated other comprehensive income:

In thousands	December 31, 2009	December 31, 2008
Prior service cost	$60	$164
Net actuarial gain	(16)	(74)

Amount recognized in other comprehensive income	$44	$90

The prior service cost and actuarial loss included in accumulated other comprehensive income and expected to be recognized in net periodic benefit cost during the fiscal year ended December 31, 2010 is $60,000 and zero, respectively.

The reconciliation of the beginning and ending balance of the accumulated postretirement benefit obligation and the fair value of plan assets for the years ended December 31, 2009 and 2008 is as follows:

In thousands	December 31, 2009	December 31, 2008
Benefit obligation at beginning of year	$546	773
Interest cost	34	45
Additions	—	—
Actuarial loss (gain)	36	(272)

Benefit obligation at end of year	616	546
Fair value of plan assets at end of year	—	—

Funded status at end of year	$(616)	(546)

Amounts recognized in the statement of financial position consist of:

In thousands	December 31, 2009	December 31, 2008
Noncurrent assets	$—	—
Current liabilities	—	—
Noncurrent liabilities	(616)	(546)

	$(616)	(546)

Weighted-average discount rates as of December 31, 2009 were 5.8% for each of the Chief Executive Officer’s plan and the Chief Financial Officer’s plan as compared to 6.3% and 6.2%, respectively, as of December 31, 2008.

For measurement purposes, a 12% annual rate of increase in the per capita cost of covered health care benefits was assumed for 2009, and 17% for 2010. The rate was assumed to decrease gradually to 6% for 2015 and remain at that level thereafter.

Components of net periodic benefit cost and other amounts recognized from other comprehensive income (loss) are as follows:

In thousands	December 31, 2009	December 31, 2008
Interest cost	$34	45
Amortization of prior service cost	105	37
Amortization of net gain	(22)	(207)

Net periodic benefit cost	$117	(125)

Other changes in plan assets and benefit obligations recognized from other comprehensive income are as follows:

In thousands	December 31, 2009	December 31, 2008
Net actuarial loss (gain)	$59	$(65)
Prior service cost	—	—
Amortization of prior service cost	(105)	(37)

Total recognized from other comprehensive income (loss)	$(46)	$(102)

Total recognized in net periodic benefit cost and from other comprehensive income	$71	$(227)

The expected benefit payments in the next 10 years are as follows:

In thousands
2010	$—
2011	39
2012	38
2013	41
2014	40
2015-2019	210

$368

Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plan. A one-percentage-point change in assumed health care cost trend rates would have the following effects:

	At December 31, 2009
In thousands	1-Percentage- Point Increase	1-Percentage- Point Decrease
Effect on total of service and interest cost components	$4	$(4)
Effect on postretirement benefit obligation	84	(71)

14. INCOME TAXES

The domestic and foreign components of loss before income taxes and cumulative adjustments are as follows:

	Years Ended December 31,
In thousands	2009	2008	2007
Domestic	$1,723	$11,113	$(1,288)
Foreign	336	1,072	530

Income (loss) before income taxes	$2,059	$12,185	$(758)

The components of the provision (benefit) for income taxes were as follows:

	Years Ended December 31,
In thousands	2009	2008	2007
Federal:
Current	$(152)	$51	$-
Deferred	-	163	(52)

	(152)	214	(52)
State:
Current	(12)	59	-
Deferred	-	6	(6)

	(12)	65	(6)
Foreign:
Current	139	171	246
Deferred	(45)	(42)	98

	94	129	344

Total income tax provision (benefit)	$(70)	$408	$286

The difference between the provision for income taxes and the amount computed by applying the U.S. federal statutory rate of 35 percent to income (loss) before income taxes is explained below:

	Years Ended December 31,
In thousands	2009	2008	2007
Tax computed at statutory rate	$721	$4,265	$(265)
State income taxes, net of federal benefit	(8)	42	(4)
Foreign taxes	(24)	(246)	158
U.S. losses not benefited/(utilized) and other	(759)	(3,653)	397

Income tax provision (benefit)	$(70)	$408	$286

Significant components of deferred income tax assets and liabilities are as follows:

In thousands	2009	2008	2007
Deferred tax assets:
Net operating loss carryforwards	$27,560	$27,047	$29,639
Inventory valuation	2,883	3,671	3,143
Bad debt reserve	124	72	118
Basis difference in assets	10,068	12,005	13,450
Tax credit carryforwards	22,836	22,281	21,418
Warranty reserves	706	591	825
Deferred product and services income	2,806	1,399	1,417
Other non-deductible accruals and reserves	5,047	5,417	6,746
Stock compensation	2,919	1,739	1,022

Total deferred tax assets	74,948	74,222	77,778
Valuation allowance	(71,099)	(70,824)	(74,821)

Net deferred tax assets	$3,848	$3,398	$2,957

Deferred tax liabilities:
Unremitted earnings of foreign subsidiaries	$(3,136)	$(2,979)	$(2,581)
Other	(357)	(109)	(109)

Total deferred tax liabilities	(3,493)	(3,088)	(2,690)

Net deferred tax assets	$355	$310	$267

Based upon the weight of available evidence, which includes our historical operating performance and carry back potential, we have determined that a valuation allowance continues to be necessary for all tax jurisdictions except Singapore, Japan and Taiwan.

The net valuation allowance increased by $0.3 million during the year ended December 31, 2009 and decreased by $4.0 million and $2.9 million during the years ended December 31, 2008 and 2007, respectively.

Approximately $13.7 million of the valuation allowance as of December 31, 2009 is attributable to pre-2006 windfall stock option deductions, the benefit of which will be credited to paid-in capital if and when realized through a reduction in income taxes payable. Beginning in 2006, we are tracking the windfall stock option deductions off balance sheet, as required by ASC 718. As of December 31, 2009, we recorded $1.5 million of windfall stock option deductions that are being tracked off balance sheet. If and when realized, the tax benefit associated with those deductions of $0.6 million will be credited to additional paid-in capital.

As of December 31, 2009, we had net operating loss carryforwards for federal and state tax purposes of $76 million and $37 million, respectively. We also had federal and California research and development tax credit carryforwards of approximately $9.6 million and $11.3 million, respectively. The federal and state net operating loss carryforwards will expire at various dates beginning in 2009 through 2027, if not utilized. The federal tax credit carryforwards will expire at various dates beginning in 2011 through 2029, if not utilized. The California tax credit carryforwards have no expiration date.

Utilization of our net operating loss and tax credits carryforwards is subject to an annual limitation due to an ownership change, as defined by the Internal Revenue Code Section 382, that occurred in 2007. None of the net operating loss or tax credit carryforwards is anticipated to expire as a result of that one ownership change. Any future changes of ownership could result in the expiration of net operating losses or credits before utilization.

We adopted the provisions of ASC 740 as of January 1, 2007. It requires application of a more likely than not threshold to the recognition and de-recognition of uncertain tax positions. It permits us to recognize the amount of tax benefit that has a greater than 50 percent likelihood of being ultimately realized upon settlement. It further requires that a change in judgment related to the expected ultimate resolution of uncertain tax positions be recognized in earnings in the quarter of such change. During the year ended December 31, 2009, our reserve for uncertain tax decreased by $67,000. Interest and penalties related to reserve for uncertain tax positions were immaterial in 2009 and 2008.

Over the next twelve months, we expect a decline of approximately $0.1 million in the estimated amount of liabilities associated with our uncertain tax positions which arose prior to December 31, 2009 as a result of expiring statutes of limitations in certain foreign jurisdictions.

If we are able to eventually recognize these uncertain tax positions, $3.0 million and $2.9 million of the unrecognized benefit on January 1, 2009 and December 31, 2009, respectively, would reduce our effective tax rate. We currently have a full valuation allowance against our U.S. net deferred tax asset which would impact the timing of the effective tax rate benefit should any of these uncertain tax positions be favorably settled in the future.

We recognize interest and penalties related to uncertain tax positions as a component of income tax expense. As of December 31, 2009, we had accrued approximately $40,000 of accrued interest and penalties related to uncertain tax positions.

We are subject to federal and state tax examination for years 1999 forward and 1997 forward, respectively, by virtue of the tax attributes carrying forward from those years. We are also subject to audits in the foreign jurisdictions in which we operate for years 2001 and forward. There are no income tax examinations currently in progress.

A reconciliation of the change in the uncertain income tax benefit liabilities from January 1, 2008 to December 31, 2009 is as follows:

In thousands	2009	2008
Balance at January 1	$3,445	$3,329
Tax positions related to the current year:
Additions	130	288
Tax positions related to the prior years:
Additions	-	112
Reductions	(173)	(215)
Lapses in statutes of limitations	(18)	(68)

Balance at December 31	$3,384	$3,445

15. COMMITMENTS AND CONTINGENCIES

Commitments

We lease our facilities and certain equipment under operating leases expiring through December 2011. The leases for our headquarters and manufacturing operations contain a five-year renewal option subject to a fair market value pricing adjustment. Certain of our leasing arrangements subject us to letter of credit requirements to provide a $2.4 million bank letter of credit as security to the landlord. In addition, certain of our leases require us to restore the facilities back to the original condition at the end of lease terms. As such, we recorded asset retirement obligations related to remediation costs as disclosed in Note 10 herein.

In September 2007, we sublet a portion of our facilities in San Jose, California and account for it as an operating lease. This sublease expires in January 2010. As of December 31, 2009, there were no minimum future sublease payments to be received. In July 2007, we capitalized a five-year lease agreement for a new phone system recorded as office equipment. The implied interest rate for this capital lease is 6.4%. The amortization of this phone system is included with depreciation expense.

In August 2008 and December 2009, we entered into agreements with a leasing company for the sale and leaseback of certain assets over initial terms of four years. The sales price of the assets was $6.8 million and $5.4 million for the sale in 2008 and 2009, respectively. There was no gain or loss from these transactions. Under the sale-leaseback arrangement, we have an option to purchase the assets back at the future current fair market value upon the expiration of the leases in 2012 and 2013, respectively. The leases are classified as operating leases in accordance with ASC Topic 840, Leases. As of December 31, 2009, the minimum future lease payments to be made were $6.2 million.

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

As of December 31, 2009, future minimum lease payments were as follows:

In thousands	Capital Lease	Operating Lease
For the years:
2010	$141	$5,256
2011	141	3,777
2012	140	3,067
2013	-	2,167
2014	-	1,699
Thereafter	-	1,904

Total minimum lease payments	422	$17,870

Amount representing interest	(37)

Present value of total minimum lease payments	385
Current portion	(120)

Capital lease obligation, net of current portion	$265

Rent expense was approximately $3.4 million, $3.7 million and $3.9 million for the years ended December 31, 2009, 2008 and 2007, respectively, net of sublease income of $0.7 million in 2009, $0.6 million in 2008 and $0.2 million in 2007.

Our open purchase order commitments, which primarily relate to purchases of inventories, equipment and leasehold improvements were approximately $37.4 million as of December 31, 2009.

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

In May 2006, the same company filed a California state court lawsuit against us in Riverside County Superior Court for malicious prosecution and abuse of process claiming that attorney’s fees, costs and other damages were due based on the outcome of the federal patent litigation suit described above. We do not believe this new action has merit, particularly given the denial by the federal court of that company’s request to be awarded attorneys’ fees payable by us in the patent litigation and the subsequent federal appellate court’s affirmation of the order denying any such award. We filed a motion to have the state court complaint dismissed under California’s anti-strategic lawsuit against public participation (“anti-SLAPP”) and demurrer statutes. The anti-SLAPP statute is aimed at striking lawsuits that are brought in order to quash an individual’s constitutional rights to free speech or seeking redress of grievances (i.e. filing suit). The state court granted the anti-SLAPP motion as to the abuse of process claim, but denied it as to the malicious prosecution claim. Our subsequent appeals to the appellate court and California Supreme Court were unsuccessful, and the matter was returned to Riverside County Superior Court. We moved for summary judgment on the matter based on federal preemption, but the Superior Court denied the motion. A subsequent writ of mandamus filed by us was also not successful. At this point, we intend to prepare for a vigorous defense of the matter.

We believe that the outcome of these matters will not be material to our business, financial condition or results of operations.

16. FINANCIAL GUARANTEES

Our off-balance sheet transactions consist of certain financial guarantees, both express and implied, related to indemnification for product liability, patent infringement and latent product defects. Other than liabilities recorded pursuant to known product defects, at December 31, 2009, we did not record a liability associated with these guarantees, as we have little or no history of costs associated with such indemnification requirements. Contingent liabilities associated with product liability may be mitigated by insurance coverage we maintain.

REPORT OF ERNST & YOUNG LLP, INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of Ultratech, Inc.

We have audited the accompanying consolidated balance sheets of Ultratech, Inc. as of December 31, 2009 and 2008, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2009. Our audits also included the financial statement schedule listed in the Index at Item 15(a)(2). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Ultratech, Inc. at December 31, 2009 and 2008, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2009, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 14 to the consolidated financial statements, Ultratech, Inc. changed its method of accounting for uncertain tax positions as of January 1, 2007.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Ultratech, Inc.’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 1, 2010 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

San Jose, California

March 1, 2010

REPORT OF ERNST & YOUNG LLP, INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of Ultratech, Inc.

We have audited Ultratech, Inc.’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Ultratech, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, Ultratech, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the accompanying consolidated balance sheets of Ultratech, Inc. as of December 31, 2009 and 2008, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2009 and our report dated March 1, 2010 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

San Jose, California

March 1, 2010

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

Management, including our principal executive officer and principal financial officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2009. In making this assessment, management used the criteria set forth by the committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control—Integrated Framework. Based on this assessment, our management has concluded that, as of December 31, 2009, our internal control over financial reporting is effective based on those criteria. Our management has also concluded that our disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure.

Ernst & Young, LLP, the independent registered public accounting firm who also audited our consolidated financial statements, has issued an attestation report on our internal control over financial reporting. This attestation report appears elsewhere herein.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended December 31, 2009 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

The information required by Part III is omitted from this Report and is incorporated herein by reference from our definitive proxy statement to be filed within 120 days after the end of our fiscal year pursuant to Regulation 14A for our 2010 Annual Meeting of Stockholders currently scheduled to be held on July 20, 2010.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item is incorporated by reference from the item captioned “Fees billed to Ultratech by Ernst & Young LLP during fiscal year 2009” in the Proxy Statement.

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

(3) Exhibits

Except as indicated in Exhibit 32.1, the following exhibits are filed as part of, or incorporated in reference into this Annual Report on Form 10-K:

Exhibit	Description
3.1(1)	Amended and Restated Certificate of Incorporation of the Registrant, filed October 6, 1993.

3.1.1(1)	Certificate of Amendment of the Amended and Restated Certificate of Incorporation of the Registrant, dated May 17, 1995.

3.1.2(1)	Certificate of Amendment of the Amended and Restated Certificate of Incorporation of the Registrant, filed June 17, 1998.

3.1.3(1)	Certificate of Amendment of the Amended and Restated Certificate of Incorporation of the Registrant, filed June 20, 2003.

3.1.4(16)	Certificate of Amendment of the Amended and Restated Certificate of Incorporation of the Registrant, filed August 31, 2009.

3.2(2)	Bylaws of Registrant, as amended.

4.1(3)	Specimen Common Stock Certificate of Registrant.

10.1(4)	1993 Stock Option/Stock Issuance Plan (amended and restated as of January 30, 2007).

10.2(3)	Form of Indemnification Agreement entered into between the Registrant and each of its officers and directors.

10.3(5)	Form of Indemnification Agreement entered into between the Registrant and certain officers.

10.4(3)	Standard Industrial Lease—Single Tenant, Full Net between The Equitable Life Assurance Society of the United States, as Landlord, and Registrant, as Tenant, dated August 27, 1993.

10.4.1(5)	First Amendment to Lease between The Equitable Life Assurance Society of the United States, as Landlord, and Registrant, as Tenant, dated November 1999.

10.5(6)	Profit Sharing Plan.

10.6(7)	1998 Supplemental Stock Option/ Stock Issuance Plan (amended and restated effective January 29, 2008).

10.7(8)	Private Wealth Management Client Agreement with Morgan Stanley, dated December 16, 2004.

10.8(9)	Lease Agreement between Montague LLC, As Landlord, and Registrant, As Tenant dated November 22, 1999.

10.9(12)	Amended and Restated Employment Agreement between Registrant and Mr. Arthur Zafiropoulo, Chief Executive Officer, dated as of October 14, 2008.

10.10(12)	Amended and Restated Employment Agreement between Registrant and Mr. Bruce Wright, Chief Financial Officer, dated as of October 14, 2008.

10.11(12)	Form of Restricted Stock Unit Issuance Agreement for Executive Officers with Employment Agreements.

10.12(12)	Form of Restricted Stock Unit Issuance Agreement for Executive Officers without Employment Agreements.

10.13(11)	Form of Restricted Stock Unit Issuance Agreement for Other Employees.

Exhibit	Description
10.14(10)	Description of 2007 Management Incentive Compensation Plan.

10.15(7)	Ultratech, Inc. Long Term Incentive Compensation Plan as amended and restated January 28, 2008.

10.16(12)	Amended and Restated Non-Qualified Supplemental Deferred Compensation Plan.

10.17(12)	Adoption Agreement Related to Amended and Restated Non-Qualified Supplemental Deferred Compensation Plan.

10.18(12)	Amendment No. 1 to Amended and Restated Non-Qualified Supplemental Deferred Compensation Plan.

10.19(12)	Special Form of Stock Option Agreement for Executive Officers with Employment Agreements.

10.20(12)	Special Form of Stock Option Agreement for Executive Officers without Employment Agreements.

10.21(12)	Regular Form of Stock Option Agreement.

10.22(13)	Description of 2009 Management Incentive Compensation Plan.

10.23(14)	New Form of Indemnification Agreement entered into between the Registrant and each of its officers and directors.

10.24(15)	Resignation Letter Agreement, dated May 14, 2009, as amended.

10.25(17)	Second Amendment to Lease (3050 Zanker), entered into on October 30, 2009, by and between LaSalle Montague, Inc. and the Registrant.

10.26(17)	First Amendment to Lease (2880 Junction), entered into on October 30, 2009, by and between LaSalle Montague, Inc. and the Registrant.

21	Subsidiaries of Registrant.

23	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.

24	Power of Attorney (contained in Signature page hereto).

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Exhibit 32.1 is being furnished and shall not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section, nor shall such exhibit be deemed to be incorporated by reference in any registration statement or other document filed under the Securities Act of 1933, as amended, or the Securities Exchange Act, except as otherwise stated in such filing.

(1)	Previously filed with our Quarterly Report on Form 10-Q for the quarter ended June 28, 2003 (Commission File No. 0-22248).

(2)	Previously filed with our Current Report on Form 8-K filed on October 20, 2008 (Commission File No. 0-22248).

(3)	Previously filed with our Registration Statement on Form S-1 declared effective with the Securities and Exchange Commission on September 28, 1993. File No. 33-66522.

(4)	Incorporated by reference to Item 5.02 of our Current Report on Form 8-K filed on July 30, 2007 (Commission File No. 0-22248).

(5)	Previously filed with our Annual Report on Form 10-K for the year ended December 31, 2002 (Commission File No. 0-22248).

(6)	Previously filed with our 1993 Annual Report on Form 10-K (Commission File No. 0-22248).

(7)	Previously filed with our Current Report on Form 8-K filed on February 1, 2008 (Commission File No. 0-22248).

(8)	Previously filed with our Annual Report on Form 10-K for the year ended December 31, 2004 (Commission File No. 0-22248).

(9)	Previously filed with our Annual Report on Form 10-K for the year ended December 31, 1999 (Commission File No. 0-22248).

(10)	Incorporated herein by reference to Item 5.02 of the Registrant’s Current Report on Form 8-K filed with the Commission on February 2, 2007.

(11)	Previously filed with our Quarterly Report on Form 10-Q filed on May 5, 2006 (Commission File No. 0-22248).

(12)	Previously filed with our Annual Report on Form 10-K for the year ended December 31, 2008 (Commission File No. 0-22248).

(13)	Previously filed with our Quarterly Report on Form 10-Q for the quarter ended April 4, 2009 (Commission File No. 0-22248).

(14)	Previously filed with our Current Report on Form 8-K filed on January 30, 2009 (Commission File No. 0-22248).

(15)	Previously filed with our Current Report on Form 8-K filed on May 20, 2009 (Commission File No. 0-22248).

(16)	Previously filed with our Quarterly Report on Form 10-Q for the quarter ended October 3, 2009 (Commission File No. 0-22248).

(17)	Previously filed with our Current Report on Form 8-K filed on November 5, 2009 (Commission File No. 0-22248).

(b)	Exhibits. See list of exhibits under (a)(3) above.

(c)	Financial Statement Schedules. See list of schedules under (a)(2) above.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunder duly authorized.

ULTRATECH, INC.

Date: March 1, 2010	By:	/s/ ARTHUR ZAFIROPOULO
Arthur Zafiropoulo
Chairman of the Board of Directors and Chief Executive Officer

The undersigned directors and officers of Ultratech, Inc. (the “Company”), a Delaware corporation, hereby constitute and appoint Arthur W. Zafiropoulo and Bruce R. Wright, and each of them with full power to act without the other, the undersigned’s true and lawful attorney-in-fact, with full power of substitution and re-substitution, for the undersigned and in the undersigned’s name, place and stead in the undersigned’s capacity as an officer and/or director of the Company, to execute in the name and on behalf of the undersigned this Report and to file such Report, with exhibits thereto and other documents in connection therewith and any and all amendments thereto, with the Securities and Exchange Commission, granting unto said attorneys-in-fact, and each of them, full power and authority to do and perform each and every act and thing necessary or desirable to be done and to take any other action of any type whatsoever in connection with the foregoing which, in the opinion of such attorney-in-fact, may be of benefit to, in the best interest of, or legally required of, the undersigned, it being understood that the documents executed by such attorney-in-fact on behalf of the undersigned pursuant to this Power of Attorney shall be in such form and shall contain such terms and conditions as such attorney-in-fact may approve in such attorney-in-fact’s discretion.

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below (and the above Powers of Attorney granted) by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ ARTHUR ZAFIROPOULO Arthur Zafiropoulo	Chairman of the Board of Directors and Chief Executive Officer (Principal Executive Officer)	March 1, 2010

/s/ BRUCE WRIGHT Bruce Wright	Senior Vice President, Finance, Chief Financial Officer and Secretary (Principal Financial and Accounting Officer)	March 1, 2010

/s/ DENNIS RANEY Dennis Raney	Director	March 1, 2010

/s/ RICK TIMMINS Rick Timmins	Director	March 1, 2010

/s/ HENRI RICHARD Henri P Richard	Director	March 1, 2010

/s/ JOEL GEMUNDER Joel Gemunder	Director	March 1, 2010

/s/ NICHOLAS KONIDARIS Nicholas Konidaris	Director	March 1, 2010

/s/ BEN TSAI Ben Tsai	Director	March 1, 2010

SCHEDULE II

ULTRATECH, INC.

VALUATION AND QUALIFYING ACCOUNTS

(in thousands)

Description	Balance at Beginning of Year	Charged (Credited) to Costs and Expenses	Balance at End of Year
Allowance for doubtful accounts:
Year ended December 31, 2007
Trade accounts receivable	$466	$(160)	$306

	$466	$(160)	$306

Year ended December 31, 2008
Trade accounts receivable	$306	$(121)	$185

	$306	$(121)	$185

Year ended December 31, 2009
Trade accounts receivable	$185	$133	$318

	$185	$133	$318

EXHIBIT INDEX

Exhibit	Description
3.1(1)	Amended and Restated Certificate of Incorporation of the Registrant, filed October 6, 1993.

3.1.1(1)	Certificate of Amendment of the Amended and Restated Certificate of Incorporation of the Registrant, dated May 17, 1995.

3.1.2(1)	Certificate of Amendment of the Amended and Restated Certificate of Incorporation of the Registrant, filed June 17, 1998.

3.1.3(1)	Certificate of Amendment of the Amended and Restated Certificate of Incorporation of the Registrant, filed June 20, 2003.

3.1.4(16)	Certificate of Amendment of the Amended and Restated Certificate of Incorporation of the Registrant, filed August 31, 2009.

3.2(2)	Bylaws of Registrant, as amended.

4.1(3)	Specimen Common Stock Certificate of Registrant.

10.1(4)	1993 Stock Option/Stock Issuance Plan (amended and restated as of January 30, 2007).

10.2(3)	Form of Indemnification Agreement entered into between the Registrant and each of its officers and directors.

10.3(5)	Form of Indemnification Agreement entered into between the Registrant and certain officers.

10.4(3)	Standard Industrial Lease—Single Tenant, Full Net between The Equitable Life Assurance Society of the United States, as Landlord, and Registrant, as Tenant, dated August 27, 1993.

10.4.1(5)	First Amendment to Lease between The Equitable Life Assurance Society of the United States, as Landlord, and Registrant, as Tenant, dated November 1999.

10.5(6)	Profit Sharing Plan.

10.6(7)	1998 Supplemental Stock Option/ Stock Issuance Plan (amended and restated effective January 29, 2008).

10.7(8)	Private Wealth Management Client Agreement with Morgan Stanley, dated December 16, 2004.

10.8(9)	Lease Agreement between Montague LLC, As Landlord, and Registrant, As Tenant dated November 22, 1999.

10.9(12)	Amended and Restated Employment agreement between Registrant and Mr. Arthur Zafiropoulo, Chief Executive Officer, dated as of October 14, 2008.

10.10(12)	Amended and Restated Employment agreement between Registrant and Mr. Bruce Wright, Chief Financial Officer, dated as of October 14, 2008.

10.11(12)	Form of Restricted Stock Unit Issuance Agreement for Executive Officers with Employment Agreements.

10.12(12)	Form of Restricted Stock Unit Issuance Agreement for Executive Officers without Employment Agreements.

10.13(11)	Form of Restricted Stock Unit Issuance Agreement for Other Employees.

10.14(10)	Description of 2007 Management Incentive Compensation Plan.

Exhibit	Description
10.15(7)	Ultratech, Inc. Long Term Incentive Compensation Plan as amended and restated January 28, 2008.

10.16(12)	Amended and Restated Non-Qualified Supplemental Deferred Compensation Plan.

10.17(12)	Adoption Agreement Related to Amended and Restated Non-Qualified Supplemental Deferred Compensation Plan.

10.18(12)	Amendment No. 1 to Amended and Restated Non-Qualified Supplemental Deferred Compensation Plan.

10.19(12)	Special Form of Stock Option Agreement for Executive Officers with Employment Agreements.

10.20(12)	Special Form of Stock Option Agreement for Executive Officers without Employment Agreements.

10.21(12)	Regular Form of Stock Option Agreement.

10.22(13)	Description of 2009 Management Incentive Compensation Plan.

10.23(14)	New Form of Indemnification Agreement entered into between the Registrant and each of its officers and directors.

10.24(15)	Resignation Letter Agreement, dated May 14, 2009, as amended.

10.25(17)	Second Amendment to Lease (3050 Zanker), entered into on October 30, 2009, by and between LaSalle Montague, Inc. and the Registrant.

10.26(17)	First Amendment to Lease (2880 Junction), entered into on October 30, 2009, by and between LaSalle Montague, Inc. and the Registrant.

21	Subsidiaries of Registrant.

23	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.

24	Power of Attorney (contained in Signature page hereto).

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Exhibit 32.1 is being furnished and shall not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section, nor shall such exhibit be deemed to be incorporated by reference in any registration statement or other document filed under the Securities Act of 1933, as amended, or the Securities Exchange Act, except as otherwise stated in such filing.

(1)	Previously filed with our Quarterly Report on Form 10-Q for the quarter ended June 28, 2003 (Commission File No. 0-22248).

(2)	Previously filed with our Current Report on Form 8-K filed on October 20, 2008 (Commission File No. 0-22248).

(3)	Previously filed with our Registration Statement on Form S-1 declared effective with the Securities and Exchange Commission on September 28, 1993. File No. 33-66522.

(4)	Incorporated by reference to Item 5.02 of our Current Report on Form 8-K filed on July 30, 2008 (Commission File No. 0-22248).

(5)	Previously filed with our Annual Report on Form 10-K for the year ended December 31, 2002 (Commission File No. 0-22248).

(6)	Previously filed with our 1993 Annual Report on Form 10-K (Commission File No. 0-22248).

(7)	Previously filed with our Current Report on Form 8-K filed on February 1, 2008 (Commission File No. 0-22248).

(8)	Previously filed with our Annual Report on Form 10-K for the year ended December 31, 2004 (Commission File No. 0-22248).

(9)	Previously filed with our Annual Report on Form 10-K for the year ended December 31, 1999 (Commission File No. 0-22248).

(10)	Incorporated herein by reference to Item 5.02 of the Registrant’s Current Report on Form 8-K filed with the Commission on February 2, 2008.

(11)	Previously filed with our Quarterly Report on Form 10-Q filed on May 5, 2007 (Commission File No. 0-22248).

(12)	Previously filed with our Annual Report on Form 10-K for the year ended December 31, 2008 (Commission File No. 0-22248).

(13)	Previously filed with our Quarterly Report on Form 10-Q for the quarter ended April 4, 2009 (Commission File No. 0-22248).

(14)	Previously filed with our Current Report on Form 8-K filed on January 30, 2009 (Commission File No. 0-22248).

(15)	Previously filed with our Current Report on Form 8-K filed on May 20, 2009 (Commission File No. 0-22248).

(16)	Previously filed with our Quarterly Report on Form 10-Q for the quarter ended October 3, 2009 (Commission File No. 0-22248).

(17)	Previously filed with our Current Report on Form 8-K filed on November 5, 2009 (Commission File No. 0-22248).