Form 10-K/A
period 2009-12-31
ULTRATECH INC
filed 2010-04-29
CIK 909791

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

As of April 23, 2010, the registrant had 23,939,799 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009 filed with the Securities and Exchange Commission on March 1, 2010 are incorporated by reference into Part III of this Annual Report on Form 10-K.

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (this “Amendment”) amends the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009, originally filed on March 1, 2010 (the “Original Filing”). The Registrant is refiling Part III to include the information required by Items 10, 11, 12, 13 and 14 of Part III within the period required by General Instruction G(3) to Form 10-K. In addition, in connection with the filing of this Amendment and pursuant to the rules of the Securities and Exchange Commission, the Registrant is including with this Amendment certain currently dated certifications. Except as described above, no other changes have been made to the Original Filing.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

As of December 31, 2009, the directors of Ultratech were as follows (ages and board committee assignments are as of April 15, 2010):

Name	Age	Position with the Company
Arthur W. Zafiropoulo	71	Chairman of the Board of Directors, Chief Executive Officer and President

Joel F. Gemunder (3)	70	Director

Nicholas Konidaris (1)(2)	65	Director

Dennis R. Raney (1)(2)	67	Director

Henri Richard (2)(3)	51	Director

Rick Timmins (1)(3)	57	Director

Ben Tsai (3)	51	Director

(1)	Member of the Audit Committee

(2)	Member of the Nominating and Corporate Governance Committee

(3)	Member of the Compensation Committee

Messrs. Zafiropoulo, Gemunder, Konidaris and Timmins were elected to the Board to serve a two-year term at the Company’s 2008 annual meeting of stockholders. Messrs. Raney and Richard were elected to the Board to serve a two-year term at the Company’s 2009 annual meeting of stockholders. Dr. Tsai was appointed to the Board in 2009 and his current term will expire at the Company’s 2010 annual meeting of stockholders. In 2009, the Company amended its certificate of incorporation to provide that beginning with the 2010 annual meeting of stockholders, each director that is elected shall serve for a one-year term, such that beginning with the 2011 annual meeting of stockholders, each nominee for election that is elected shall be elected for a one-year term.

Arthur W. Zafiropoulo founded Ultratech in September 1992 to acquire certain assets and liabilities of the Ultratech Stepper Division (the “Predecessor”) of General Signal Technology Corporation (“General Signal”) and, since March 1993, has served as Chief Executive Officer and Chairman of the Board of Directors. Additionally, Mr. Zafiropoulo served as President of Ultratech from March 1993 to March 1996, from May 1997 until April 1999 and from April 2001 to January 2004. Since October 2006, he resumed the responsibilities of President and Chief Operating Officer. Between September 1990 and

March 1993, he was President of the Predecessor. From February 1989 to September 1990, Mr. Zafiropoulo was President of General Signal’s Semiconductor Equipment Group International, a semiconductor equipment company. From August 1980 to February 1989, Mr. Zafiropoulo was President and Chief Executive Officer of Drytek, Inc., a plasma dry-etch company that he founded in August 1980, and which was later sold to General Signal in 1986. From July 1987 to September 1989, Mr. Zafiropoulo was also President of Kayex, a semiconductor equipment manufacturer, which was a unit of General Signal. From July 2001 to July 2002, Mr. Zafiropoulo served as Vice Chairman of Semiconductor Equipment and Materials International (“SEMI”), an international trade association representing the semiconductor, flat panel display equipment and materials industry. From July 2002 to June 2003, Mr. Zafiropoulo served as Chairman of SEMI, and Mr. Zafiropoulo has been on the board of directors of SEMI since July 1995. In December 2007, Mr. Zafiropoulo was elected as Director Emeritus of SEMI. Among other qualifications, Mr. Zafiropoulo brings extensive knowledge of and experience in the semiconductor and semiconductor capital equipment industries and businesses and his deep personal knowledge and commitment to the Company as the Company’s founder and Chief Executive Officer, as well as his personal leadership and management skills, to the Company’s Board of Directors.

Joel F. Gemunder has been a director of the Company since October 1997. Mr. Gemunder has been President and a member of the board of directors of Omnicare, Inc., a pharmacy services provider, since 1981, and has been Chief Executive Officer of Omnicare since May 2001. Mr. Gemunder has also served as a member of the board of directors of Chemed Corporation, a company operating in two segments: VITAS Group and the Roto-Rooter Group. VITAS offers hospice services for patients with severe and life-limiting illnesses. Roto-Rooter operates in the sewer, drain and pipe cleaning, HVAC services and plumbing repair business and the HVAC and appliance repair and maintenance business. Among other things, Mr. Gemunder brings extensive experience as a public company chief executive officer and board member, as well as a valuable and different perspective due to his experience outside high-technology industries, to the Company’s Board of Directors.

Nicholas Konidaris has served as a director of the Company since July 2000. Mr. Konidaris has served as President, Chief Executive Officer and as a director of Electro Scientific Industries, Inc., a global supplier of manufacturing equipment to increase productivity for customers in the semiconductor, passive components and electronic equipment markets, since January 2004. From July 1999 to January 2004, Mr. Konidaris served as President and Chief Executive Officer of Advantest America, Corp., a holding company of Advantest America, Inc., which is a manufacturer of testers and handlers. From July 1997 to January 2004, Mr. Konidaris also served as Chairman of the Board, President and Chief Executive Officer of Advantest America, Inc. Among other things, Mr. Konidaris brings his extensive experience as a public company chief executive officer and board member in the semiconductor industry to the Company’s Board of Directors.

Dennis R. Raney has served as a director of the Company since April 2003. Mr. Raney has served as Managing Director of PrimeMark Advisors, a real estate consulting firm, since November 2008. Mr. Raney served as Principal of Liberty-Greenfield, LLP, a company that advised clients on real estate issues that have significant financial or operational consequences to their business, from May 2005 until the company was wound up in November 2008. Mr. Raney served as Chief Financial Officer of eONE Global, LP, a company that identifies, develops and operates emerging electronic payment systems and related technologies that address e-commerce challenges, from July 2001 to June 2003. From March 1998 to July 2001, Mr. Raney served as Chief Financial Officer and Executive Vice President of Novell, Inc., a producer of network software. From January 1997 to December 1997, Mr. Raney served as Chief Financial Officer and Executive Vice President of QAD, Inc., a provider of enterprise resource planning software. Mr. Raney also served as a director of EasyLink Services Corporation (“EasyLink”), a provider of information exchange services, from March 2003 until August 2007, and served as chair of the audit committee of EasyLink’s board of directors from June 2004 until August 2007. In addition, between February 2004 and October 2008 when it was acquired by DG Fast Channel, Mr. Raney served as a director of Enliven Corporation (formerly ViewPoint Corporation), a provider of visual application development, content assembly and delivery technology, and as chair of the audit committee of Enliven’s board of directors. Mr. Raney served as a director, and as chair of the audit committee of the board of directors, of Infiniti Solutions, a provider of semiconductor testing, assembly and prototyping services, between July 2004 and September 2008. Mr. Raney served as a director of Equinix, a provider of data center and internet exchange services from April 2003 to June 2005, and served as chair of the audit committee of Equinix’s board of directors during that time. From July 2002 to June 2003, Mr. Raney served as a director of ProBusiness Services, Inc., which was acquired by Automatic Data Processing, Inc. in June 2003. Mr. Raney also served as a director and audit committee member of Redleaf, Inc., a technology operating company that provides services and capital for pre-seed state technology companies, from April 1999 to June 2003. Mr. Raney previously served as a director and audit committee member of W.R. Hambrecht & Company, an investment banking firm, from March 1999 to July 2001 and served as a director and audit committee member of ADAC Laboratories, a company that designs, develops, manufactures, sells and services electronic medical imaging and information systems, from March 1999 to March 2001. Mr. Raney holds a B.S. degree in chemical engineering from the South Dakota School of Mines & Technology and an MBA from the University of Chicago. Among other things, Mr. Raney brings extensive finance experience in both high-technology and other industries as well as related international experience, including extensive board and audit committee service and service as a public company chief financial officer to the Company’s Board of Directors.

Henri Richard has served as a director of the Company since April 2006. Since September 2007, Mr. Richard has served as Senior Vice President, Chief Sales and Marketing Officer at Freescale Semiconductor, Inc. (“Freescale”). Prior to joining Freescale in September 2007, Mr. Richard was Executive Vice President, Chief Sales and Marketing Officer at Advanced Micro Devices, Inc. (“AMD”), where his duties included oversight of the company’s global field sales and support organization, corporate marketing, and go-to-market activities for all AMD customer segments, including commercial, consumer and innovative solutions groups, and the company’s 50x15 digital inclusion initiative. Mr. Richard joined AMD in April 2002 as Group Vice President, Worldwide Sales. He was promoted to Senior Vice President in May 2003 and was appointed as Executive Vice President and Chief Sales and Marketing Officer in February 2004. Prior to joining AMD, Mr. Richard was Executive Vice President of Worldwide Field Operations at WebGain, Inc., a privately held provider of Java software for Fortune 500 companies. Before WebGain, he was vice president of Worldwide Sales and Support for IBM’s Technology Group. Mr. Richard has also held senior executive positions with several notable companies in the U.S. and Europe, including tenures as President of the Computer Products Group at Bell Microproducts, Executive Vice President at Karma International, and Vice President at Seagate Technology/Conner Peripherals. Among other things, Mr. Richard brings extensive experience as an executive officer in the semiconductor industry, in particular in the areas of sales and marketing and market analysis, to the Company’s Board of Directors.

Rick Timmins has served as a director of the Company since August 2000. Since April 2009, Mr. Timmins has served as a Venture Partner and investor with G-51 Capital, a seed-stage venture capital firm that invests in the software, hardware, Internet, and clean technology sectors. From January 1996 until April 2008, Mr. Timmins served as Vice-President of Finance for Cisco Systems, Inc. Mr. Timmins has served as a member of the board of directors of Treaty Oak Bancorp Inc. (“Treaty Oak Bank”), a local community bank in Austin, Texas, since December 2008, and serves on the compensation committee of Treaty Oak Bank’s board of directors. Since January 2010, Mr. Timmins has served as a member of the board of directors of IRIS International, Inc., a company that designs, develops, manufactures and markets in-vitro diagnostic products, consumables and supplies for urinalysis and body fluids. Mr. Timmins serves as a member of the audit committee of IRIS International. Mr. Timmins served as a member of the board of directors of Transmeta Corporation, a developer of computing, microprocessing and semiconductor technologies, from May 2003 until January 2009, and was the chairman of the audit committee of Transmeta’s board of directors between May 2003 and January 2009. Mr. Timmins holds a B.S. degree in accounting and finance from the University of Arizona and an M.B.A. degree from St. Edward’s University. Among other things, Mr. Timmins brings extensive finance experience as well as technology industry experience to the Company’s Board of Directors.

Ben Tsai has served as a director of the Company since October 2009 and also serves as a member of the Company’s technical advisory board. Dr. Tsai has served as executive vice president, and chief technology officer and corporate alliances for KLA-Tencor Corporation, the world’s leading supplier of yield management and process control solutions for the semiconductor manufacturing and related industries, since October 2006. At KLA-Tencor, Dr. Tsai has previously served as group vice president and chief technology officer of systems of KLA, and general manager for the Wafer Inspection Division. Prior to the merger between KLA Instruments and Tencor Instruments in 1997, Dr. Tsai filled the post of chief technology officer at KLA Instruments as well as numerous executive positions in the company’s Wafer Inspection Division. From 2005 to 2006, Dr. Tsai served as senior vice president and executive officer of technology at Tokyo Electron Limited, a leading supplier of semiconductor production equipment. Dr. Tsai also currently serves on the board of directors of Varian Semiconductor Equipment Associates, Inc. Dr. Tsai holds more than 30 patents in the areas of inspection and metrology. Dr. Tsai received his bachelor’s degree in electrical engineering from the National Taiwan University and a master’s degree and Ph.D. in electrical engineering from the University of Illinois at Urbana-Champaign. Among other things, Dr. Tsai brings extensive technological experience, knowledge and background in the semiconductor and related fields, as well as international business experience in particular in Asia, to the Company’s Board of Directors.

Information concerning our executive officers is incorporated by reference from Part I of our Annual Report on Form 10-K for the fiscal year ended December 31, 2009 filed with the Securities and Exchange Commission on March 1, 2010.

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

Based solely on its review of the copies of such forms received by it and written representations from reporting persons for the 2009 fiscal year, the Company believes that all of the Company’s executive officers, directors and greater than ten percent (10%) beneficial stockholders complied with all applicable Section 16(a) filing requirements for the 2009 fiscal year.

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

The Board of Directors has determined that each current member of the Audit Committee is “independent” as that term is defined in Rule 10A-3 under the Securities Exchange Act of 1934 and an “independent director” as that term is defined in Rule 5605 of The Nasdaq Stock Market’s Marketplace Rules. In addition, the Board of Directors has determined that each of Mr. Raney and Mr. Timmins is an “Audit Committee Financial Expert” as that term is defined by Item 407 of Securities and Exchange Commission Regulation S-K.

Item 11. Executive Compensation

Compensation Discussion and Analysis

Introduction. It is the Company’s intent in this Compensation Discussion and Analysis to inform its stockholders of the policies and objectives underlying the compensation programs for its executive officers. Accordingly, the Company will address and analyze each element of the compensation provided to its executive officers for the 2009 fiscal year, including Scott Jewler, who was an executive officer for the portion of the 2009 fiscal year preceding his May 2009 resignation. The Company’s compensation programs and policies reflect the fact that the Company is engaged in a very competitive industry, and its success depends upon its ability to attract and retain qualified executives through competitive compensation packages. The Compensation Committee of the Board of Directors (the “Compensation Committee”) administers the compensation programs for the Company’s executive officers with this competitive environment in mind. However, the Company believes that the compensation paid to its executive officers should also be substantially dependent on the Company’s financial performance and the value created for its stockholders. For this reason, the Compensation Committee also utilizes the Company’s compensation programs to provide meaningful incentives for the attainment of the Company’s short-term and long-term strategic objectives and thereby reward those executive officers who make a substantial contribution to the attainment of those objectives.

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

Each executive officer’s compensation package typically consists of three elements: (i) a base salary, (ii) an annual cash bonus tied to the Company’s attainment of pre-established financial objectives, and (iii) long-term, stock-based incentive awards, typically in the form of stock option grants and restricted stock unit awards, designed to align and strengthen the mutuality of interests between the Company’s executive officers and its stockholders. In determining the appropriate level for each element of such compensation, the Compensation Committee has generally followed the practice of targeting the total direct compensation levels (salary, annual cash incentive bonus and long-term equity awards) for the

Company’s executive officers, other than Mr. Zafiropoulo, at approximately the 50th percentile of the relevant market data, and for Mr. Zafiropoulo, at or above the 75th percentile of the relevant market data. The Compensation Committee also reviews the Company’s financial performance and subjectively evaluates each executive officer’s level of performance and his or her potential contribution to the Company’s future growth. Accordingly, an executive officer’s actual compensation may be higher or lower than the 50th percentile (or 75th percentile for Mr. Zafiropoulo) for his or her position depending on Company performance and operating results and his or her individual performance and potential. Consistent with the Company’s philosophy of emphasizing pay for performance, the cash compensation component, through its variable incentive bonus feature, is designed to pay above the target when the Company exceeds its goals and below the target when the Company does not.

Comparative Framework. For purposes of determining whether the various elements of the Company’s executive officer compensation package remain competitive at their targeted levels, the Compensation Committee historically has engaged Compensation Strategies, a compensation consulting firm, to provide competitive market data and advice from time to time on the Company’s compensation programs and policies for executive officers. The Compensation Committee uses such data to conduct periodic reviews of the compensation levels in effect for executive officer positions at a peer group of comparable companies in the high-tech and precision manufacturing industries. However, such periodic reviews do not occur on a regularly-scheduled basis, but only at such times as the Compensation Committee believes that economic circumstances warrant the process. The companies which have historically comprised the comparative peer group are as follows:

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

MKS Instruments, Inc.

Novellus Systems, Inc.

Roper Industries, Inc.

Varian Semiconductor Equipment Associates, Inc.

Veeco Instruments Inc.

The most recent comparative review of peer group compensation covering all of the Company’s executive officers was undertaken in December 2008. As part of that process, the Compensation Committee believed it was appropriate to restore Lam Research Corp. and Coherent, Inc, which had both been removed from the peer group in 2007 because they had been delisted or received a delisting notice from NASDAQ, to the peer group for 2009 comparative compensation purposes since they were once again in good standing with NASDAQ. The Compensation Committee has not done a subsequent review of the peer group since the December 2008 periodic review, and the Compensation Committee did not engage in a benchmarking process for executive officer compensation for the 2009 fiscal year.

Elements of Compensation. Each of the three major elements comprising the compensation package for executive officers (salary, annual bonus and long-term equity awards) for the 2009 fiscal year was designed to achieve one or more of the Company’s overall objectives of setting a competitive level of compensation, tying compensation to the attainment of one or more of the Company’s strategic business objectives and subjecting a substantial portion of the executive officer’s compensation to the Company’s financial success as measured in terms of the Company’s stock price performance. The manner in which the Compensation Committee structured each element of compensation may be explained as follows.

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

However, in order to conserve the Company’s cash resources in light of the ongoing financial crisis and the weakening global economy, the Compensation Committee decided in December 2008 to reduce temporarily the base salary levels for the 2009 fiscal year for executive officers and other employees from the levels that were in effect for those individuals for the 2008 fiscal year. As a result, Mr. Zafiropoulo’s base salary was temporarily reduced by 20% from $555,000 to $444,000; Mr. Wright’s base salary was temporarily reduced by 15% from $325,000 to $276,250; and Mr. Jewler’s base salary was temporarily reduced by 15% from $250,000 to $212,500. Midway through the 2009 fiscal year, the Compensation Committee determined that the temporary reductions in the base salary levels for the executive officer and other employees should continue for the remainder of the year. As noted above, Mr. Jewler left the Company in May 2009.

The Compensation Committee decided to restore 50% of the reduction to base salary that was in effect for all affected employees for the 2009 fiscal year, including Mr. Zafiropoulo and Mr. Wright, as of the start of the 2010 fiscal year. Accordingly, effective January 1, 2010, Mr. Zafiropoulo’s base salary was restored to $499,500, and Mr. Wright’s base salary was restored to $300,625. The remaining 50% will be restored effective July 1, 2010. Accordingly, for the second half of the 2010 fiscal year, the annual base salary for Messrs. Zafiropoulo and Wright will be the same level in effect for each of them prior to the 2009 fiscal year reductions.

Annual Incentive Cash Compensation. In January 2009, the Compensation Committee established the Management Incentive Program (the “MIP”) for the 2009 fiscal year for the executive officers. As was the case for the 2008 MIP, the cash bonus opportunity under the 2009 MIP was provided under the Company’s Long-Term Incentive Compensation Plan and was based on the Company’s operating income and revenue levels for the 2009 fiscal year. The target bonuses set under the 2009 MIP for the Company’s executive officers were as follows: $500,000 for Mr. Zafiropoulo, $275,000 for Mr. Wright and $200,000 for Mr. Jewler. Half of the potential bonus opportunity for each executive officer was tied to the operating income target, and the other half tied to the revenue target. Four performance levels were established for each goal, and the actual level at which each goal was attained determined the bonus amount payable to the executive officer with respect to that goal. The potential bonus with respect to each goal, as a multiple or fraction of the fifty percent (50%) component of the target bonus allocated to that goal, is set forth below for each specified level of goal attainment.

If both performance goals were attained at the Tier III or target level, then each executive officer would have been awarded his target bonus under the MIP. If the actual level of attainment for either goal had been between any two designated levels up to target level, then the bonus potential for that goal would be in a dollar amount interpolated on a straight line basis between those two levels. If the Company’s operating income or revenue goal for the 2009 fiscal year exceeded the target Tier III level, then the bonus potential for that goal would increase in accordance with the same slope that existed between the Tier II and Tier III levels.

OPERATING INCOME GOAL

Level of Attainment	Net Operating Income Level (Millions)	Multiple of 50% Component of the Target Bonus
Minimum	$5.19	0.25x
Tier I	$7.42	0.50x
Tier II	$8.71	0.75x
Tier III	$10.45	1.0x

REVENUE GOAL

Level of Attainment	Revenue Level (Millions)	Multiple of 50% Component of the Target Bonus
Minimum	$80	0.25x
Tier I	$115	0.50x
Tier II	$132	0.75x
Tier III	$150	1.0x

For purposes of determining whether the net operating income and revenue objectives were met for the 2009 fiscal year, the Compensation Committee used the numbers the Company reported for financial statement purposes in accordance with accounting principles generally accepted in the United States. Based on those reported financial results, the Compensation Committee determined in January 2010 that the Company’s operating income for the 2009 fiscal year was below the minimum level established for that performance metric and that the Company’s revenue for such fiscal year was approximately $95.8 million, thereby falling between the minimum and Tier I levels established for that particular goal. As a result, neither Mr. Zafiropoulo nor Mr. Wright earned any portion of their target bonus allocated to the operating income objective, and the actual bonuses that Messrs. Zafiropoulo and Wright did earn for the 2009 fiscal year, based on the level of revenue attained for that year, represented for each of them approximately 18% of their respective total target bonus amount for that year. Mr. Jewler did not earn any bonus under the MIP for the 2009 fiscal year, because he resigned from the

Company prior to the completion of the 2009 fiscal-year performance period. The actual bonus amounts for Messrs. Zafiropoulo and Wright were as follows:

Name	Bonus Tied to Operating Income Goal ($)	Bonus Tied to Revenue Goal ($)	Total Bonus Amount ($)
A. Zafiropoulo	—	88,708	88,708
B. Wright	—	49,039	49,039

One third of the bonus amount was paid following the close of the 2009 fiscal year, and the remainder has been deferred and subject to an annual installment vesting schedule tied to the executive officer’s continued service with the Company over an additional two-year period. The deferred portion will be paid as it vests and will earn interest at a designated rate until paid. The deferred portions will immediately vest and become payable in the event the executive officer’s employment terminates under certain defined circumstances during the deferral period. Accelerated payouts will also occur in the event of certain changes in control or ownership of the Company. The 2009 MIP also provided for pro-ration of the non-deferred portion of the bonus in the event the executive officer terminated employment under certain defined circumstances during the 2009 fiscal year performance period.

In February 2010, the Compensation Committee established the MIP for the 2010 fiscal year for the executive officers. As was the case for the past two fiscal years, the cash bonus opportunity for the 2010 fiscal year will be based on the Company’s attainment of operating income and revenue targets for that year. Half of the bonus opportunity for each executive officer will be tied to the operating income target, and the other half will be tied to the revenue target. The Compensation Committee has established four performance levels for each goal, and the actual level at which each goal is attained will determine the bonus amount payable to the executive officer with respect to that goal. The target bonus amounts set for the executive officers are as follows: for Mr. Zafiropoulo, the target bonus is $555,000, and for Mr. Wright, the target bonus is $275,000.

The potential bonus with respect to each goal, as a multiple or fraction of the fifty percent (50%) component of the target bonus allocated to that goal, is set forth below for each potential level of goal attainment. Following the close of the 2010 fiscal year, the Compensation Committee will determine the actual bonus amount for each participant. If both performance goals are attained at the Tier III level, then each executive officer will be awarded his full target bonus for the 2010 fiscal year. If the actual level of attainment for either goal is between any two designated levels up to the Tier III level, the bonus potential for that goal will be in a dollar amount interpolated on a straight line basis between those two levels. Appropriate interpolation will also apply if any performance goal is attained at a level higher than the Tier III level.

REVENUE GOAL

LEVEL OF ATTAINMENT ($)	MULTIPLE/FRACTION OF 50% COMPONENT OF TARGET BONUS
MINIMUM: $82,000,000	.25x
TIER I: $117,000,000	.50x
TIER II: $134,000,000	.75x
TIER III: $153,000,000	1.0x

OPERATING INCOME GOAL

LEVEL OF ATTAINMENT ($)	MULTIPLE/FRACTION OF 50% COMPONENT OF TARGET BONUS
MINIMUM: $3,810,000	.25x
TIER I: $5,430,000	.50x
TIER II: $6,220,000	.75x
TIER III: $7,100,000	1.0x

One third of the actual bonus award will be paid to the participant following the close of the 2010 fiscal year, provided the participant continues in the Company’s employ through such date or is otherwise eligible for all or a portion of that increment by reason of his or her termination of employment under certain defined circumstances. The remainder of the bonus award will be deferred and subject to an annual installment vesting schedule tied to the participant’s continued service with the Company over an additional two-year period. However, the deferred portion will immediately vest in the event the participant’s employment terminates under certain defined circumstances. The deferred portion will be paid as it vests and will earn interest at the prime rate until paid. Accelerated payouts may also occur in the event of certain changes in control or ownership of the Company.

Long-Term Equity Incentives. The Company has structured its long-term incentive program for executive officers in the form of equity awards under its 1993 Stock Option/Stock Issuance Plan (the “1993 Plan”). For many years stock option grants were the Company’s sole form of equity award. However, in January 2006, the Compensation Committee began to award restricted stock units (“RSUs”) as part of the Company’s long-term incentive program. The Company believes that RSUs are a valuable addition to its long-term incentive program for several reasons, including ongoing concerns over the dilutive effect of option grants on the Company’s outstanding shares, the Company’s desire to have a more direct correlation between the compensation expense it must take for financial accounting purposes in accordance with Accounting Standards Codification (“ASC”) 718, Compensation—Stock Compensation (“ASC Topic 718”), and the actual value delivered to executive officers and other employees, and the fact that the incentive effects of RSUs are less subject to market volatility than stock options. As a result, the Company has used a combination of stock option grants and RSUs under the 1993 Plan to provide long-term incentives to its executive officers.

Each equity award is designed to align the interests of the executive officer with those of the stockholders and to provide each individual with a significant incentive to manage the Company from the perspective of an owner with an equity stake in the business. Each option grant allows the officer to acquire shares of the Company’s common stock at a fixed price per share (the closing selling price on the grant date) over a specified period, usually ten years. Options granted in past years generally vest and become exercisable in a series of installments over a fifty-month service period, contingent upon the officer’s continued employment with the Company. Accordingly, each option will provide a return to the executive officer only to the extent he remains employed with the Company during the vesting period, and then only if the fair market value of the underlying shares appreciates over the period between grant and exercise of the option.

Each awarded RSU will entitle the recipient to one share of the Company’s common stock at a designated issuance date following the vesting of that unit, without the payment of an exercise price or other cash consideration for the issued share. The units are typically structured to vest in a series of installments over the executive officer’s period of continued employment with the Company, subject to accelerated vesting in the event the officer’s employment terminates under certain circumstances or should certain changes in control or ownership of the Company occur. The shares underlying the units that so vest will be issued either following the completion of the applicable vesting period or at designated dates within that vesting period, subject in each instance to earlier issuance upon the occurrence of any of the vesting acceleration events.

As part of the 2009 MIP, the Compensation Committee authorized RSU awards for Messrs. Zafiropoulo, Wright and Jewler covering the number of shares of the Company’s common stock indicated below. Each RSU award will vest in a series of three successive equal annual installments over the executive officer’s period of continued employment with the Company, subject to accelerated vesting in the event the officer’s employment terminates under certain circumstances or upon certain changes in control or ownership of the Company. The shares underlying the vested units will be issued following the completion of that three-year vesting period or (if earlier) upon the occurrence of any of the accelerated vesting events. However, unlike prior year RSU awards, the 2009 fiscal year RSUs were awarded in four equal quarterly installments during the year on designated dates pre-established by the Compensation Committee. Accordingly, one-fourth of the total RSU award indicated below for each executive officer was made on February 2, 2009, April 20, 2009, July 27, 2009 and October 19, 2009.

2009 FISCAL YEAR AWARDS

Name	Number of Option Shares (#)	Total Number of Shares Subject to Restricted Stock Units (#)
A. Zafiropoulo	—	100,000
B. Wright	—	40,000
S. Jewler	—	24,000

Mr. Jewler forfeited his RSU award upon his voluntary resignation from the Company in May 2010.

For the 2009 MIP, the Compensation Committee diverged from its traditional practice of granting a combination of stock option and RSU awards, and granted only RSU awards. The decision reflected the significant volatility of the stock market at that time. In light of that volatility, the Compensation Committee believed that RSU awards would provide a more meaningful incentive for the 2009 year than stock options in that the RSU award would continue to have value and serve as an important retention vehicle even during a period of declining stock prices.

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

In light of the improving economy, the Compensation Committee decided to re-structure the equity component of the 2010 MIP so that for some participants the award would be solely in the form of stock options or restricted stock units and for other participants the award would be the form of both stock options and restricted stock units. The awards authorized for Messrs. Zafiropoulo and Wright under the 2010 MIP will cover in the aggregate the number of shares of the Company’s common stock indicated below for each of them and will be made in a series of four successive equal quarterly grants. Accordingly, grants of option and restricted stock unit awards with respect to one-fourth of the total number of shares of the Company’s common stock indicated in the table below for each executive officer were made on February 8, 2010. The three remaining installments will be made on the following dates: April 26, 2010, July 26, 2010 and October 25, 2010.

2010 FISCAL YEAR AWARDS

Name	Total Number of Option Shares (#)	Total Number of Shares Subject to Restricted Stock Units (#)
A. Zafiropoulo	—	100,000
B. Wright	100,000	50,000

Each restricted stock unit will represent the right to receive one share of the Company’s common stock on the designated issuance date following the vesting of that unit. Each quarterly unit award will vest incrementally over a fifty (50)-month period of service with the Company measured from January 1, 2010, and the shares of the Company’s common stock underlying the units that so vest will be issued on a periodic basis over the vesting schedule. Accelerated vesting of all the units will occur upon a change in control of the Company, and full or partial accelerated vesting may also occur upon the individual’s cessation of employment under certain defined circumstances. The shares underlying any units that vest on such an accelerated basis will be issued concurrently with the vesting acceleration event, subject to any applicable holdback requirements under Section 409A of the Internal Revenue Code.

Each option grant made to Mr. Wright pursuant to the 2010 MIP will have an exercise price equal to the closing price per share of the Company’s Common Stock on the applicable grant date and will have a maximum term of ten years measured from that grant date, subject to earlier termination upon Mr. Wright’s cessation of employment with the Company. Each option will cover 25,000 shares of the Company’s common stock and will vest and become exercisable for the option shares incrementally over a fifty (50)-month period of service with the Company measured from January 1, 2010. However, each option will vest in full and become exercisable for all the option shares, on an accelerated basis, upon a change in control of the Company or Mr. Wright’s cessation of employment under certain defined circumstances, Mr. Wright is the only named executive officer who will receive option grants under the 2010 fiscal year program. The grants are in recognition of the increased duties and responsibilities Mr. Wright has undertaken over the last several years as a result of the elimination of certain management level positions as part of the Company’s continued cost-cutting measures.

Risk Assessment of Executive Officer Compensation

The Company believes the various components of the total compensation package of the executive officers, as discussed above, are appropriately balanced so as to avoid any excessive risk taking by such individuals. Long-term equity incentives represent the predominant component and promote a commonality of interest between the executive officers and the Company’s stockholders in sustaining and increasing stockholder value. The value of the equity component is tied directly to the market price of the Company’s common stock, and that value, accordingly, increases as the price of the common stock appreciates and stockholder value is created. In addition, a substantial portion of the equity component is in the form of restricted stock units. The use of such restricted stock units mitigates the potential risk that stock options pose in encouraging risk taking in the short term due to the fact that the grants will only have value if the price of the underlying shares increases and are not limited as to the amount that can be realized from such potential appreciation. Restricted stock units, on the other hand, provide varying levels of compensation as the market price of the Company’s common stock fluctuates over time and are less likely to contribute to excessive risk taking. The restricted stock unit awards will also vest over a period of years, and that vesting element encourages the award recipients to focus on sustaining the Company’s long-term performance. Because such awards are typically made on an annual basis, the executive officers always have unvested awards outstanding that could decrease significantly in value if the Company’s business is not managed to achieve its long term goals.

The Company also believes that the performance-based nature of the annual incentive cash compensation program does not encourage excessive risk-taking by the executive officers. The annual bonus amounts are tied to an individual target bonus established for each executive officer, and the performance measures upon which the actual bonus amounts are determined are subject to internal controls. For goal attainment at the Tier III level or below, the bonus payable to an executive officer will not exceed his target bonus. For goal attainment above the Tier III level, the actual bonus will continue to be tied to the target bonus amount but will be increased to reflect the higher level of attainment on the same straight-line interpolated basis that applies to the span between Tier II and Tier III levels. For the last three fiscal years, the bonuses earned by Messrs. Zafiropoulo and Wright as a percentage of their target bonus have been as follows: for the 2007 fiscal year, neither of them earned any bonus; for the 2008 fiscal year, the actual bonus for each of them was 72% of target bonus; and for the 2009 fiscal year, the actual bonus for each of them was 18% of target bonus.

Accordingly, the overall compensation structure is not overly-weighted toward short-term incentives, and the Company has taken what it believes are reasonable steps to protect against the potential of disproportionately large short-term incentives that might encourage excessive risk taking.

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

As indicated above, the RSU awards authorized under the 2009 MIP, and the RSU and stock option awards authorized under the 2010 MIP for the executive officers and other program participants will be made in four equal quarterly installments on the designated dates established for those awards in accordance with the January 2007 policy of tying the award dates to the second full trading date following the earnings release for the prior quarter.

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

The severance benefits payable under each employment agreement are primarily in the form of salary continuation payments, the accelerated vesting and payment of the deferred portion of any outstanding cash bonus awards, any pro-rata bonus to which such individual may become entitled under the Management Incentive Plan in effect for the year of termination, the vesting of certain outstanding equity awards, the reimbursement of post-employment health care coverage costs and (for Mr. Zafiropoulo) the continued use of a Company-provided automobile. The severance benefits will be provided under two basic scenarios: (i) an involuntary termination or resignation for good reason in the absence of a change in control and (ii) a termination for any reason following a change in control of the Company. In the change in control scenario, the level of severance benefits is higher in that:

(a)	Both Mr. Zafiropoulo and Mr. Wright will be entitled to reimbursement of the costs they incur to obtain lifetime retiree health care coverage for themselves and their spouses, whereas in a non-

change-in-control termination, until Mr. Wright attains age 62 and has completed 10 years of service to the Company, only Mr. Zafiropoulo will be entitled to such reimbursement. Mr. Zafiropoulo will also be entitled to reimbursement of such lifetime retiree health coverage upon the termination of his employment with the Company for any reason.

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

In connection with his resignation, effective May 14, 2009, Mr. Jewler entered into a resignation letter agreement with the Company. Pursuant to the terms of such agreement, the Company agreed to cancel his obligation to repay the Company $416,625, the aggregate unvested amount of a sign-on bonus previously paid to Mr. Jewler, subject to his agreement to render, without additional compensation, up to 10 hours of consulting services to the Company for each month during the one-year period measured from his resignation date. In connection with his resignation, Mr. Jewler forfeited unvested stock options covering 52,500 shares of the Company’s common stock, unvested restricted stock units covering an additional 18,1667 shares of the Company’s common stock and an unvested deferred compensation account balance in the amount of $68,000. The Company believed that such arrangement was fair and reasonable in the light of the forfeiture of unvested amounts incurred by Mr. Jewler and his commitment to continue to render important services as an unpaid consultant over the one-year period following his termination date.

Executive Officer Perquisites. It is not the Company’s practice to provide its executive officers with any significant perquisites. The Company does, however, provide Mr. Zafiropoulo with a company automobile for which the Company pays all expenses (including, without limitation, all lease payments or the full purchase price of the vehicle) and which he uses from time to time for personal matters. The dollar value of the perquisite attributable to such personal use for the 2009 fiscal year was determined by a straight pro-ration of total Company costs between business miles and personal miles. The Company believes that the provision of a company automobile is a common perquisite for executive officers at Mr. Zafiropoulo’s level and is appropriate in light of his long years of tenure with the Company.

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

Compliance with Internal Revenue Code Section 162(m). Section 162(m) of the Internal Revenue Code disallows a tax deduction to publicly held companies for compensation paid to certain of their executive officers to the extent such compensation exceeds $1.0 million per covered officer in any year. The limitation applies only to compensation that is not considered to be performance-based under the terms of Section 162(m). The stock options granted to the Company’s executives have been structured with the objective of qualifying those awards as performance-based compensation. Non-performance-based compensation paid to Mr. Wright for the 2009 fiscal year, including cash bonuses, did not exceed the $1.0 million limit per officer. However, because the Company has begun to include service-vesting RSUs as a component of equity compensation, the non-performance-based compensation payable to Mr. Zafiropoulo exceeded the $1.0 million limit for the 2009 fiscal year by the amount of $409,910. The Company believes that in establishing the cash and equity incentive compensation programs for its executive officers, the potential deductibility of the compensation payable under those programs should be only one of a number of relevant factors taken into consideration, and not the sole governing factor. For that reason, the Company may deem it appropriate to provide one or more executive officers with the opportunity to earn incentive compensation, whether through cash bonus programs tied to its financial performance or through RSUs tied to the executive officer’s continued service, which may, together with base salary, exceed in the aggregate the amount deductible by reason of Section 162(m) or other provisions of the Internal Revenue Code. The Company believes it is important to maintain cash and equity incentive compensation at the levels needed to attract and retain the executive officers essential to its success, even if all or part of that compensation may not be deductible by reason of the Section 162(m) limitation.

Summary Compensation Information

The following table provides certain summary information concerning the compensation earned for services rendered in all capacities to the Company and its subsidiaries for the years ended December 31, 2009, 2008 and 2007, respectively, by the Company’s Chief Executive Officer, Chief Financial Officer and former Senior Vice President, Sales and Marketing. Each of the listed individuals shall be hereinafter referred to as a “named executive officer.” There were no other executive officers of the Company during the 2009 fiscal year.

Name and Principal Position (a)	Year (b)	Salary ($)(1) (c)	Bonus ($) (d)		Stock Awards ($)(4) (e)	Option Awards ($)(5) (f)	Non-Equity Incentive Plan Compensation ($)(6) (g)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($) (h)		All Other Compensation ($) (i)		Total ($) (j)
Arthur W. Zafiropoulo, Chairman of the Board, Chief Executive Officer and President	2009 2008 2007	444,000 555,000 555,000	1,173 — —	(2)	1,296,500 724,500 —	— 361,350 —	88,708 358,000 —	— — —		69,006 35,268 12,732	(7) (8) (9)	1,899,387 2,034,118 567,732
Bruce R. Wright, Senior Vice President, Finance, Chief Financial Officer and Secretary	2009 2008 2007	276,250 320,385 294,617	— — —		518,600 48,300 —	— 193,200 —	49,039 198,000 —	1,902 — 8	(10) (12)	94,772 56,257 55,310	(11) (13) (14)	940,563 816,142 349,935
Scott Jewler, Former Senior Vice President, Sales and Marketing (15)	2009 2008	89,903 250,000	68,141 555,500	(3)	147,240 —	— —	— 136,000	— —		416,625 2,000	(16) (17)	721,909 943,500

(1)	Includes amounts deferred under the Company’s 401(k) Plan, a qualified deferred compensation plan under section 401(k) of the Internal Revenue Code.

(2)	Represents a discretionary cash bonus awarded to the named executive officer.

(3)	Represents a sign-on relocation bonus in the amount of $450,000 and a subsequent bonus in the amount of $105,500 in connection with increased marketing responsibilities Mr. Jewler assumed at the Company. Both bonuses were to have vested in equal installments over a four year period measured from the date the bonus was awarded. However, Mr. Jewler’s obligation to repay a portion of those bonuses was forgiven in connection with his resignation in May 2009, as described in footnote (16).

(4)	The amount indicated in column (e) for each fiscal year represents the aggregate grant date fair value of the restricted stock unit awards made in that year. The grant-date fair value is in each instance calculated in accordance with Accounting Standards Codification (“ASC”) Topic 718, Compensation-Stock Compensation (“ASC Topic 718”) on the basis of the closing price of the Company’s Common Stock on the award date and does not take into account any estimated forfeitures related to service-vesting conditions. For further information concerning such grant-date fair value, please see footnote 5 to the Company’s audited financial statements for the fiscal year ended December 31, 2009 included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 1, 2010. In connection with his resignation from the Company on May 14, 2009, Mr. Jewler forfeited restricted stock unit awards covering an aggregate of 18,667 shares of the Company’s Common Stock, with an aggregate grant date fair value of $225,844. No other named executive officer forfeited any stock awards in the 2009 fiscal year.

(5)	The amount indicated in column (f) for each fiscal year represents the grant-date fair value of the stock option grants for each indicated year, as calculated in accordance with ASC Topic 718, and does not take into account any estimated forfeitures related to service-vesting conditions. The assumptions used in the calculation of such grant-date fair value are set forth in footnote 5 to the Company’s audited financial statements for the year ended December 31, 2009 included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 1, 2010. In connection with the termination of his employment on May 14, 2009, Mr. Jewler forfeited stock options covering an aggregate of 52,500 shares of the Company’s Common Stock, with an aggregate grant date fair value of $271,950. No other named executive officer forfeited any stock options during the 2009 fiscal year.

(6)	The amounts shown reflect the actual bonuses earned under (i) the 2008 Management Incentive Plan (“2008 MIP”) and (ii) the 2009 Management Incentive Plan (“2009 MIP”). One-half of the reported bonus amount for the 2008 MIP was paid to the named executive officer following the close of the 2008 fiscal year. The other half has been deferred and is subject to an annual installment vesting schedule tied to the named executive officer’s continued service with the Company over an additional three-year period. One-third of the reported bonus amount for the 2009 MIP was paid to the named executive officer following the close of the 2009 fiscal year. The remaining portion has been deferred and is subject to an annual installment vesting schedule tied to the named executive officer’s continued service with the Company over an additional two-year period. The deferred portion of each will be paid as it vests and will earn interest at a designated rate until paid. The deferred portions of both the 2008 and 2009 MIP bonus awards will immediately vest and become payable in the event the named executive officer’s employment terminates under certain defined circumstances during the deferral period. Accelerated payouts will also occur in the event of certain changes in control or ownership of the Company.

(7)	Represents (i) $46,824 attributable to the non-business use of a Company car provided to Mr. Zafiropoulo and (ii) $22,182 attributable to the amount accrued by the Company for the 2009 fiscal year with respect to the lifetime retiree health care coverage to which Mr. Zafiropoulo is entitled following his termination of employment. For further information regarding such benefit, please see the section entitled “Employment Contracts, Termination of Employment Agreements and Change in Control” below.

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

(9)	Represents (i) a matching contribution made by the Company to the named executive officer’s account under the 401(k) Plan in the amount of $2,000 and (ii) $10,732 attributable to the non-business use of a Company car provided to Mr. Zafiropoulo.

(10)	Represents a notional gain in the amount of $1,902 with respect to the compensation deferred by the named executive officer under the Executive Deferred Compensation Plan. For further information regarding the Executive Deferred Compensation Plan and Mr. Wright’s contributions, please see the section entitled “Nonqualified Deferred Compensation” below.

(11)	Represents $94,722 attributable to the amount accrued by the Company for the 2009 fiscal year with respect to the lifetime retiree health care coverage to which Mr. Wright may become entitled following his termination of employment. For further information regarding such benefit, please see the section entitled “Employment Contracts, Termination of Employment Agreements and Change in Control” below.

(12)	Mr. Wright incurred a notional investment loss of $1,763 for the 2008 fiscal year with respect to the compensation he deferred under the Executive Deferred Compensation Plan. For further information regarding the Executive Deferred Compensation Plan and Mr. Wright’s contributions, please see the section entitled “Nonqualified Deferred Compensation” below.

(13)	Represents (i) a matching contribution made by the Company to the named executive officer’s account under the 401(k) Plan in the amount of $2,000 and (ii) $54,257 attributable to the amount accrued by the Company for the 2008 fiscal year with respect to the lifetime retiree health care coverage to which Mr. Wright may become entitled following his termination of employment.

(14)	Represents (i) a matching contribution made by the Company to the named executive officer’s account under the 401(k) Plan in the amount of $2,000 and (ii) $53,310 attributable to the amount accrued by the Company for the 2007 fiscal year with respect to the lifetime retiree health care coverage approved for Mr. Wright in such year.

(15)	Mr. Jewler resigned his position as Senior Vice President, Sales and Marketing effective May 14, 2009.

(16)	Represents the cancellation of Mr. Jewler’s obligation to repay the unvested portion of both the $450,000 sign-on bonus and $105,500 special bonus paid to him during the 2008 fiscal year and reported in column (d) above for the 2008 fiscal year. For further information regarding the cancellation of Mr. Jewler’s repayment obligation and the consulting services he is to render the Company as part of such arrangement, please see the section of the Compensation Discussion and Analysis entitled “Officer Employment Agreements.”

(17)	Represents a matching contribution made by the Company to the named executive officer’s account under the 401(k) Plan in the amount of $2,000.

Grants of Plan-Based Awards

The following table provides certain summary information concerning each grant of an award made to a named executive officer in the 2009 fiscal year under a compensation plan.

Name (a)	Grant Date (b)	Potential Payouts Under Non-Equity Incentive Plan Awards (1)			All Other Stock Awards: Number of Shares of Stock or Units (#)(2) (f)		All Other Option Awards: Number of Securities Under- lying Options (#) (g)	Exercise or Base Price of Option Awards ($/Share) (h)	Grant Date Fair Value of Equity Awards (4) ($) (i)
		Threshold ($) (c)	Target ($) (d)	Maximum ($)(e)
Arthur W. Zafiropoulo	1/26/09	250,000	500,000	(1)
	2/2/09				25,000				282,250
	4/20/09				25,000				331,250
	7/27/09				25,000				312,500
	10/19/09				25,000				370,500

Bruce R. Wright	1/26/09	137,500	275,000	(1)
	2/2/09				10,000				112,900
	4/20/09				10,000				132,500
	7/27/09				10,000				125,000
	10/19/09				10,000				148,200

Scott Jewler	1/26/09	100,000	200,000	(1)
	2/2/09				6,000	(3)			67,740
	4/20/09				6,000	(3)			79,500

(1)	Reflects the potential amounts payable under the Company’s 2009 Management Incentive Plan based on the Company’s attainment of certain revenue and operating income goals set at various levels for that year, namely, Minimum (threshold), Tier I, Tier II and Tier III (target) levels. Fifty percent (50%) of the target bonus amount for each named executive officer was allocated to each of the two applicable performance goals, and the actual bonus payable with respect to each goal was accordingly tied to the level at which that goal was attained. For purposes of the table, the potential bonus indicated for each level assumes that both performance goals were attained at the same level. For further information concerning such potential bonus amounts, please see the description of the 2009 Management Incentive Plant that follows.

(2)	Reflects RSU awards. Each awarded RSU will entitle the named executive officer to one share of the Company’s common stock at a designated date following the vesting of that unit. The units will vest in a series of three successive equal annual installments over the named executive officer’s period of continued employment measured from January 1, 2009, subject to full or partial vesting acceleration in the event his employment terminates under certain circumstances or upon certain changes in control or ownership of the Company. The shares underlying the vested units will be issued following the completion of that three-year vesting period or (if earlier) upon the occurrence of any of the vesting acceleration events.

(3)	All of Mr. Jewler’s RSU awards terminated and ceased to be outstanding in connection with his resignation in May 2009.

(4)	Reflects the aggregate grant date fair value of the restricted stock unit awards, calculated in accordance with ASC Topic 718. Such grant date fair value is accordingly based on the closing price of the Company’s common stock on the award date and does not take into account any estimated forfeitures related to service-vesting conditions.

2009 Management Incentive Plan. The performance objectives established under the 2009 Management Incentive Plan for the 2009 fiscal year were tied to separate revenue and operating income goals set at four specified levels. Fifty percent (50%) of the target bonus for each named executive officer was allocated to each of the two performance goals, and the potential bonus payable with respect to each goal was to be determined on the basis of the designated dollar amount for each specified level of goal attainment. If the level of attainment for a particular performance goal were below the threshold level, then no bonus amount would have been payable with respect to that goal. If the actual level of goal attainment were between any two designated levels up to the target level, the potential bonus with respect to that goal would be interpolated on a straight line basis between those two levels. If the level of goal attainment were above the target level, then the bonus potential with respect to that goal would increase based on the same slope that existed between that level and the immediately preceding level. Following the close of the 2009 fiscal year, the Compensation Committee reviewed the Company’s financial results for such year and determined that the Company’s operating income for the 2009 fiscal year was below the minimum level established for that performance metric and that the Company’s revenue for such fiscal year was approximately $95.8 million, thereby falling between the minimum and Tier I levels established for that particular goal. As a result, neither Mr. Zafiropoulo nor Mr. Wright earned any portion of their target bonus allocated to the operating income objective, and the actual bonuses that Messrs. Zafiropoulo and Wright did earn for the 2009 fiscal year were based on the level of revenue attained for that year. One-third of that bonus amount was paid following the close of the 2009 fiscal year. The remaining portion has been deferred and is subject to an annual installment vesting schedule tied to the named executive officer’s continued service with the Company over an additional two-year period. The deferred portion will be paid as it vests and will earn interest at a designated rate until paid. The deferred portions will immediately vest and become payable in the event the named executive officer’s employment terminates under certain defined circumstances during the deferral period. Accelerated payouts will also occur in the event of certain changes in control or ownership of the Company. For more information regarding the 2009 Management Incentive Plan, please see the section entitled “Incentive Compensation” in the Company’s Compensation Discussion and Analysis.

Outstanding Equity Awards at Fiscal Year-End

The following table provides certain summary information concerning outstanding equity awards held by the named executive officers as of December 31, 2009.

Name (a)	Number of Securities Underlying Unexercised Options (#) Exercisable (b)	Number of Securities Underlying Unexercised Options (#) Unexercisable (c)		Option Exercise Price($) (d)	Option Expiration Date (e)	Number of Shares or Units of Stock That Have Not Vested(#) (f)		Market Value of Shares or Units of Stock That Have Not Vested ($)(2) (g)
Arthur W. Zafiropoulo						25,000	(3)	371,000
						66,667	(4)	989,338
	33,000			9.66	2/03/2018
		42,000	(1)	9.66	2/03/2018
	65,000			16.16	12/16/2015
	80,000			14.12	1/22/2015
	80,000			16.01	10/19/2014
	200,000			21.83	7/20/2013
	125,000			11.36	1/27/2013
	100,000			13.67	7/15/2012
	80,000			13.96	1/29/2012
	100,000			23.82	7/24/2011
	38,308			27.82	4/17/2011

Name (a)	Number of Securities Underlying Unexercised Options (#) Exercisable (b)	Number of Securities Underlying Unexercised Options (#) Unexercisable (c)		Option Exercise Price($) (d)	Option Expiration Date (e)	Number of Shares or Units of Stock That Have Not Vested(#) (f)		Market Value of Shares or Units of Stock That Have Not Vested ($)(2) (g)
Bruce R. Wright						1,666	(3)	24,723
						26,667	(4)	395,738
	8,800	11,200	(1)	9.66 9.66	2/03/2018 2/03/2018
	30,000			16.16	12/16/2015
	40,000			14.12	1/22/2015
	40,000			16.01	10/19/2014
	80,000			21.83	7/20/2013
	75,000			11.36	1/27/2013
	60,000			13.67	7/15/2012
	20,000			13.96	1/29/2012
	30,000			23.82	7/24/2011
	24,500			27.82	4/17/2011

(1)	Reflects the unvested portion of a stock option grant for 75,000 shares of the Company’s common stock made to Mr. Zafiropoulo on February 4, 2008 and the unvested portion of a stock option grant for 20,000 shares of the Company’s common stock made to Mr. Wright on the same date. Each option will vest and become exercisable for (i) twenty-four percent (24%) of the total number of option shares upon the named executive officer’s completion of one (1) year of service measured from the February 4, 2008 grant date and (ii) the balance of the option shares in successive equal monthly installments upon his completion of each of the next thirty-eight (38) months of service thereafter. However, each option will vest in full and become exercisable for all the option shares on an accelerated basis upon certain changes in control of the Company.

(2)	Based on the $14.84 closing price per share of the Company’s Common Stock on December 31, 2009.

(3)	Reflects the unvested portion of an RSU award covering 75,000 shares of the Company’s common stock made to Mr. Zafiropoulo on February 4, 2008 and the unvested portion of an RSU award covering 5,000 shares of the Company’s common stock made to Mr. Wright on the same date. Each RSU entitles the recipient to one share of the Company’s common stock at a designated date following the vesting of that unit. The total number of units subject to each RSU award will vest in a series of three successive equal annual installments over the named executive officer’s period of continued employment measured from January 1, 2008, subject to accelerated vesting in the event his employment terminates under certain circumstances or upon certain changes in control or ownership of the Company. The shares of the Company’s Common Stock underlying the vested units will be issued following the completion of that three-year vesting period or (if earlier) upon the occurrence of any of the accelerated vesting events.

(4)	Reflects the unvested portion of RSU awards covering an aggregate of 100,000 shares of the Company’s Common Stock made to Mr. Zafiropoulo in four equal quarterly installments during the 2009 fiscal year and the unvested portion of RSU awards covering an aggregate of 40,000 shares of the Company’s common stock made to Mr. Wright on a similar quarterly basis during the 2009 fiscal year. The quarterly dates on which those RSU awards were made were as follows: February 2, 2009, April 20, 2009, July 27, 2009 and October 19, 2009. Each awarded RSU will entitle the named executive officer to one share of the Company’s common stock at a designated date following the vesting of that unit. The total number of units subject to each RSU award will vest in a series of three successive equal annual installments over the named executive officer’s period of continued employment measured from January 1, 2009, subject to full or partial vesting acceleration in the event his employment terminates under certain circumstances or upon certain changes in control or ownership of the Company. The shares underlying the vested units will be issued following the completion of that three-year vesting period or (if earlier) upon the occurrence of any of the accelerated vesting events.

Option Exercises and Stock Vested

The following table sets forth for each of the named executive officers, the number of shares of the Company’s common stock acquired and the value realized on each exercise of stock options during the year ended December 31, 2009, and the number and value of shares of the Company’s common stock subject to each restricted stock unit award that vested during the year ended December 31, 2009. No stock appreciation rights were exercised by the named executive officers during the 2009 fiscal year, and none of those officers held any stock appreciation rights as of December 31, 2009.

	Option Awards		Stock Awards
Name (a)	Number of Shares Acquired on Exercise (#) (b)	Value Realized on Exercise ($)(1) (c)	Number of Shares Acquired on Vesting (#) (d)	Value Realized on Vesting ($)(2) (e)
Arthur W. Zafiropoulo			58,332	865,647
Bruce R. Wright	76,000	199,500	14,999	222,585
Scott Jewler	9,014	10,727	—	—

(1)	Value realized is determined by multiplying (i) the amount by which the market price of the common stock on the date of exercise exceeded the exercise price by (ii) the number of shares for which the options were exercised.

(2)	Value realized is determined by multiplying (i) the market price of the common stock on the applicable vesting date by (ii) the number of shares as to which each award vested on such date.

Nonqualified Deferred Compensation

Deferred Cash Compensation

The following table shows the deferred compensation activity for each named executive officer during the 2009 fiscal year. The column labeled “Executive Contributions in Last FY” indicates the amount of compensation voluntarily deferred by the named executive officer under the Company’s Executive Deferred Compensation Plan. The column entitled “Registrant Contributions in Last FY” reflects the portion of the bonus earned by each named executive officer under the 2009 MIP that was deferred pursuant to the terms of that plan.

Name (a)	Executive Contributions in Last FY ($) (b)	Registrant Contributions in Last FY ($) (c)	Aggregate Earnings in Last FY ($) (d)		Aggregate Withdrawals/ Distributions ($) (e)	Aggregate Balance at Last FYE ($)(3) (f)
Arthur W. Zafiropoulo	—	59,139	5,850	(2)	—	244,989
Bruce R. Wright	3,500	32,693	3,216	(2)		144,194
			1902	(3)(4)	—
Scott Jewler	—	—	—		—	68,000	(6)

(1)	Represents the deferred portion of the named executive officer’s bonus award under the 2009 Management Incentive Plan.

(2)	Represents the interest accrued for the 2009 fiscal year on the deferred portion of the named executive officer’s bonus award under the 2008 Management Incentive Plan

(3)	Represents a notional gain in the amount of $1,902 for the 2009 fiscal year with respect to the compensation deferred by the named executive officer under the Executive Deferred Compensation Plan. The amount represents a rate of return of approximately 26% for the 2009 fiscal year and corresponds to a composite of the actual market earnings or losses realized by a select group of investment funds utilized to track the notional investment return for the 2009 fiscal year on the account balance maintained on the named executive officer’s behalf under the Executive Deferred Compensation Plan. The investment funds so utilized for the 2009 fiscal year and the rate of return for each such fund for such year were as follows: Vanguard Var Ins Fund Total Stock Market (26%).

(4)	The reported amount is also included in the “Change in Pension Value and Nonqualified Deferred Compensation Earnings” column of the Summary Compensation Table and is also included in column (f) of this table.

(5)	Includes the following amounts reported for the named executive officer in the Summary Compensation Tables for the 2009 fiscal year and the two prior fiscal years: for Mr. Zafiropoulo (i) $59,139 of the $88,708 Non-Equity Incentive Plan bonus amount reported for the 2009 fiscal year and (ii) $180,000 of the $358,000 Non-Equity Incentive Plan bonus amount reported for the 2008 fiscal year; and for Mr. Wright: (i) $32,693 of the $49,039 Non-Equity Incentive Plan bonus amount reported for the 2009 fiscal year, (ii) $3,500 of deferred salary for the 2009 fiscal year, (iii) $1,902 of notional earnings reported for the 2009 fiscal year with respect to deferred compensation under the Executive Deferred Compensation Plan, (iv) $3,181 of deferred salary for the 2008 fiscal year, (v) 98,965 of the $198,000 Non-Equity Incentive Plan bonus amount reported for the 2008 fiscal year and (vi) $2,492 of deferred salary and $8 of notional earnings under the Executive Deferred Compensation Plan that was reported for the 2007 fiscal year; and for Mr. Jewler, $68,000 of the $136,000 Non-Equity Incentive Plan bonus amount reported for the 2009 fiscal year.

(6)	In connection with his resignation in May 2009, Mr. Jeweler forfeited the entire deferred portion of his 2008 Management Incentive Plan bonus ($68,000) plus the accrued interest thereon.

Executive Deferred Compensation Plan. The Company has established the Executive Deferred Compensation Plan in order to provide its executive officers and other key employees with the opportunity to defer all or portion of their cash compensation each year. Pursuant to the plan, each participant can elect to defer between one percent (1%) and one hundred percent (100%) of his or her salary, commissions, bonuses and other awards. Each participant’s contributions to the plan are credited to an account maintained in his or her name on the Company’s books in which the participant is fully vested at all times. The account is credited with notional earnings (or losses) based on the participant’s investment elections among a select group of investment funds utilized to track the notional investment return on the account balance. There are a total of 28 investment funds available for election, and the participant may change his or her investment choices daily. Upon the participant’s termination of employment for reasons other than retirement or disability, he or she will receive a lump sum distribution of his or her account balance within 60 days following the termination date, subject to any deferral under applicable tax laws. Upon the participant’s disability or retirement, his or her account balance will be distributed in a lump sum, or in 12 or more monthly installments (but not more than 180), pursuant to the participant’s prior election. In the event a participant dies prior to receiving his or her entire account balance under the plan, his or her beneficiary will receive a lump-sum distribution of the remaining balance.

Deferred Portion of the 2008 and 2009 MIP Bonus. One-half of the bonus amount earned under the 2008 MIP was paid to the named executive officer following the close of the 2008 fiscal year. The other half has been deferred and is subject to an annual installment vesting schedule tied to the named executive officer’s continued service with the Company over an additional three-year period. One-third of the bonus amount earned under the 2009 MIP was paid to the named executive officer following the close of the 2009 fiscal year. The remaining portion has been deferred and is subject to an annual installment vesting schedule tied to the named executive officer’s continued service with the Company over an additional two-year period. The deferred portions will be paid as they vest and will earn interest at a designated rate until paid. The deferred portions will immediately vest and become payable in the event the named executive officer’s employment terminates under certain defined circumstances during the deferral period. Accelerated payouts will also occur in the event of certain changes in control or ownership of the Company.

Deferred Equity Compensation

The following table shows the deferred compensation activity for each named executive officer for the 2009 fiscal year attributable to the shares of the Company’s Common Stock that were vested as of December 31, 2009 under his outstanding RSU awards but that are subject to a deferred issuance date:

Name (a)	Executive Contributions in Last FY ($) (b)	Registrant Contributions in Last FY ($) (c)	Aggregate Earnings in Last FY ($)(1) (d)	Aggregate Withdrawals/ Distributions ($) (e)	Aggregate Balance at Last FYE ($) (f)
Arthur W. Zafiropoulo	—	—	72,000	—	1,236,647	(2)
Bruce R. Wright	—	—	4,798	—	247,324	(3)

(1)	Represents, with respect to the shares of the Company’s common stock in which Mr. Zafiropoulo (25,000 shares) and Mr. Wright (1,666 shares) were vested on January 1, 2009 under their outstanding RSU awards but which are subject to deferred issuance dates, the amount by which the fair market value of those shares on December 31, 2009 exceeded their fair market value as of January 1, 2009. Since no dividends were paid on the Company’s outstanding common stock during the 2009 fiscal year, no amounts were credited to the named executive officer’s deferred share account pursuant to the dividend equivalent rights provided under his outstanding RSUs.

(2)	Represents the fair market value on December 31, 2009 of the shares of the Company’s common stock in which Mr. Zafiropoulo was vested on that date under his outstanding RSU awards but which are subject to deferred issuance dates. The amount reported was calculated by multiplying those vested deferred shares by the $14.84 per share closing price of the common stock on December 31, 2009. Mr. Zafiropoulo was credited with 83,332 vested deferred shares as of December 31, 2009.

(3)	Represents the fair market value on December 31, 2009 of the shares of the Company’s Common Stock in which Mr. Wright was vested on that date under his outstanding RSU awards but which are subject to deferred issuance dates. The amount reported was calculated by multiplying those vested deferred shares by the $14.84 per share closing price of the common stock on December 31, 2009. Mr. Wright was credited with 16,666 vested deferred shares as of December 31, 2009.

Risk Assessment of Compensation Policies and Practices

The Company’s compensation programs throughout the organization are designed to maintain an appropriate balance between long-term and short-term incentives by utilizing a combination of compensation components, including base salary, annual cash incentive awards, and long-term equity awards. Although not all employees in the organization have compensation comprised of all three of those components, the compensation programs are generally structured so that any short-term cash incentives are not likely to constitute the predominant element of an employee’s total compensation package and that other components will serve to balance the package. For a discussion of the primary components of the compensation packages for the Company’s executive officers, please see the section above entitled “Executive Compensation — Compensation Discussion and Analysis.”

While a number of employees do participate in performance-based cash incentive plans, the Company believes that those plans are structured in a manner that encourages the participating employees to remain focused on both the short- and long-term operational and financial goals of the Company in several key respects. For example, payments under the Management Incentive Plan in which the Company’s executive officers and other members of the management team participate (as discussed earlier I this section on Executive Compensation) are tied to both revenue and operating income metrics that are strategic to the Company’s long-term objectives of sustained revenue generation and continued expense management. Although the Management Incentive Plan does not include caps on the amounts payable per participant, the Company believes the absence of such caps does not promote short-term risk-taking because the targets are tied to performance metrics over which internal audit controls exist and payouts at a rate greater than 100% of the target bonus level have not occurred in the past five years. Additionally, payments based on performance goal attainment under the Management Incentive Plan are subject to an additional service vesting schedule so that a participant must remain with the Company for at least three years from the start of the one-year performance measurement period in order to earn his or her full payment for that performance period, thereby further encouraging long-term focus.

A significant portion of the compensation provided to executive officers and other senior employees of the Company is in the form of long-term equity awards that are important to help further align the interests of the recipient with those of the Company’s stockholders. The Company believes that these awards do not encourage unnecessary or excessive risk taking because the ultimate value of the awards is tied to the Company’s stock price. These equity awards are staggered for overlapping multi-year periods and subject to long-term vesting schedules to help ensure that recipients have significant value tied to the Company’s long-term, and sustained stock price performance.

The Company’s sales employees are included in short-term sales commission incentive plans that are subject to multiple levels of review during both the design stage and the incentive calculation and payment process. Payments are spread out and are based upon the achievement of current quarter qualified bookings and revenue numbers against established targets. In order to insure that payments are made only on qualified transactions, the quarterly payment amount is net of any customer returns of previously booked orders.

Based on these considerations, the Company does not believe that its short-term incentive compensation programs are reasonably likely to encourage excessive risk-taking by the participants in those programs.

Compensation of Directors

The following table sets forth certain information regarding the compensation of each non-employee director for service on the Board of Directors during the 2009 fiscal year.

Name (a)	Fees Earned or Paid in Cash ($)(1) (b)		Option Awards ($)(2) (c)	Stock Awards ($)(3)(4) (d)	Total ($) (e)
Joel F. Gemunder	55,206		—	66,350	121,556
Nicholas Konidaris	50,831		—	66,350	117,181
Rick Timmins	74,467		—	66,350	140,817
Dennis R Raney	58,142		—	66,350	124,492
Henri Richard	57,906		—	66,350	124,256
Vincent F. Sollitto	46,549		—	66,350	112,899
Ben Tsai	12,500	(5)	—	114,750	127,250

(1)	Represents cash retainer fees for serving on our Board of Directors and Board committees and fees for attending meetings of the Board of Directors or Board committees. For further information concerning the cash retainer fees, see the section below entitled “Director Annual Meeting and Retainer Fees”.

(2)	As of December 31, 2009, the following non-employee directors held options to purchase the following number of shares of the Company’s Common Stock: Mr. Gemunder, 48,000 shares; Mr. Konidaris, 56,000 shares; Mr. Timmins, 56,000 shares; Mr. Raney, 36,000 shares; Mr. Richard, 20,000 shares; Mr. Sollitto, 56,000 shares; Dr. Tsai, 0 shares. Mr. Sollitto’s outstanding options for all 56,000 shares terminated in March 2010 upon the expiration of the 6-month exercise period following his resignation from the Board in September 2009.

(3)	Pursuant to the automatic grant program in effect under the Company’s 1993 Plan, Messrs. Gemunder, Konidaris, Timmins, Raney, Richard, and Sollitto each received an RSU award covering 5,000 shares of the Company’s common stock at the 2009 Annual Meeting. Each such RSU award had a grant date fair value of $13.27 per unit, without adjustment for estimated forfeitures. Dr. Tsai received an RSU award covering 7,500 shares of the Company’s Common Stock at the time of his initial appointment to the Board. Dr. Tsai’s RSU award had a grant date fair value of $15.30 per unit, without adjustment for estimated forfeitures. Such grant-date fair values were, in accordance with ASC Topic 718, based on the closing selling price per share of the Company’s common stock on the grant date. For further information concerning the grant of RSUs to non-employee directors under the automatic grant program of the Company’s 1993 Plan, see the section below entitled “1993 Stock Option/Stock Issuance Plan”.

(4)	As of December 31, 2009, the following non-employee directors held RSU awards covering the following number of shares of the Company’s common stock: Mr. Gemunder, 5,000 shares; Mr. Konidaris, 5,000 shares; Mr. Timmins, 5,000 shares; Mr. Raney, 5,000 shares; Mr. Richard, 5,000 shares; Mr. Sollitto, 0 shares; Dr. Tsai, 7,500 shares.

(5)	Includes $7,500 received as a result of service on the Company’s Technical Advisory Board.

Director Annual Retainer and Meeting Fees. During the fiscal year ended December 31, 2009, the cash compensation paid to the non-employee Board members was as follows: (i) an annual cash retainer fee of $30,000, (ii) an additional cash fee of $10,000 for service as Chair of the Audit Committee, (iii) an additional cash fee of $7,500 for service as Chair of any standing Board committee other than the Audit Committee, (iv) a cash fee of $2,000 per Board meeting, (v) a cash fee of $2,000 per standing Board committee meeting (except that no fee was paid for any Board committee meeting held on the same day as a Board meeting), and (vi) a cash fee of $1,000 per standing Board committee meeting held on the day before or after a Board meeting at the Company’s headquarters.

1993 Stock Option/Stock Issuance Plan. Pursuant to the automatic grant program in effect under the 1993 Stock Option/Stock Issuance Plan, each non-employee director will, upon his or her initial election or appointment to the Board of Directors, receive a one-time automatic RSU award covering 7,500 shares of the Company’s common stock, provided such individual has not previously been in the Company’s employ. On the date of each Annual Stockholders Meeting, each non-employee Board member who is to continue to serve on the Board of Directors, whether or not he or she is standing for re-election to the Board at that particular Annual Meeting and whether or not he or she has been in the prior employ of the Company, will automatically receive an RSU award covering 5,000 shares of the Company’s common stock. There is no limit on the number of such annual RSU awards any one individual may receive over his or her period of continued Board service, but no individual will receive a 5,000-share RSU award for a particular year under the automatic grant program if he or she has received his or her initial RSU award under the automatic grant program within the immediately preceding six (6) months.

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

•

Should the director die or become permanently disabled while serving as a Board member, then the shares at the time subject to each RSU award made to that individual under the automatic grant program will immediately vest.

•	The shares at the time subject to each outstanding RSU award under the automatic grant program will immediately vest in the event of a change in control of the Company.

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

•

Should any dividend or other distribution payable other than in shares of the Company’s common stock be declared and paid on our outstanding common stock while an initial or annual RSU award under the automatic grant program is outstanding, then a special book account will be established for the non-employee director holding the award and credited with a dividend equivalent to the actual dividend or distribution which would have been paid on the shares subject to the RSU award had they been issued and outstanding and entitled to that dividend or distribution. The amount attributable to such dividend equivalents will be distributed to the non-employee director concurrently with the issuance of the vested shares to which those dividend equivalents relate.

Each of the following non-employee Board members received at the 2009 Annual Stockholders Meeting an automatic RSU award covering 5,000 shares of the Company’s common stock: Messrs. Raney, Richard, Gemunder, Konidaris, Sollitto and Timmins. Dr. Tsai received an automatic RSU award covering 7,500 shares of the Company’s common stock at the time of his initial appointment to the Board. The RSU award made to Mr. Sollitto was cancelled in connection with his resignation from the Board in September 2009.

Dr. Tsai. Dr. Tsai served as a member of the Company’s Technical Advisory Board for the 2009 fiscal year. Members of the Technical Advisory Board, including Dr. Tsai receive a fee of $2,500 per Technical Advisory Board meeting attended. During the 2009 fiscal year, Dr. Tsai attended three Technical Advisory Board meetings.

Employment Contracts, Termination of Employment Agreements and Change of Control

1993 Stock Option/Stock Issuance Plan

All outstanding options and RSUs under the Company’s stock plan will immediately vest upon a change in control, to the extent not assumed or continued in effect by the successor entity or replaced with an incentive compensation program which preserves the intrinsic value of the award at that time and provides for the subsequent vesting and concurrent payout of that value in accordance with the pre-existing vesting schedules for those awards. The Compensation Committee also has the authority as the administrator of the Company’s 1993 Plan Stock Option/Stock Issuance Plan (the “1993 Plan”) to provide for the accelerated vesting of any shares of the Company’s common stock subject to outstanding equity awards held by the named executive officers and any other executive officers of the Company, whether or not such awards are assumed or continued in effect by the successor entity in the event of (i) an acquisition of the Company by merger or asset sale, (ii) a change in control of the Company effected through the acquisition of more than fifty percent (50%) of the Company’s outstanding common stock or through a change in the majority of the Board of Directors as a result of one or more contested elections for Board membership or (iii) upon a termination of their employment (whether involuntarily or through a resignation for good reason) following such acquisition or change in control. The Compensation Committee has structured certain stock options granted to Mr. Zafiropoulo and Mr. Wright and the RSU awards made to them so that those equity awards will vest on an accelerated basis upon such an acquisition or change in control of the Company. In addition, as explained below, the Company’s existing employment agreements with Mr. Zafiropoulo and Mr. Wright provide for full or partial accelerated vesting should their employment terminate under certain circumstances.

Employment and Change in Control Agreements

The Company has existing employment agreements with Messrs. Zafiropoulo and Wright that provide for accelerated vesting under certain circumstances. Those agreements may be summarized as follows:

Mr. Zafiropoulo

The employment agreement with Mr. Zafiropoulo provides that he will serve as the Chief Executive Officer of the Company and that the Company will use its reasonable best efforts to have him elected as a member of the Board of Directors and as Chairman of the Board of Directors for so long as he remains so employed by the Company. The employment agreement currently entitles Mr. Zafiropoulo to an annual base salary of $555,000, which was temporarily reduced to $444,000 for the 2009 year, and a target bonus of up to sixty percent (60%) of base salary (which can be periodically increased by the Compensation Committee and which was set at ninety percent (90%) for both the 2008 and 2009 fiscal years), and he may also receive stock options or other equity awards from time to time at the discretion of the Compensation Committee. Mr. Zafiropoulo is also entitled to reimbursement from the Company for the costs incurred to obtain lifetime retiree health care coverage (medical and dental) for himself and his spouse. To the extent such reimbursements become taxable to Mr. Zafiropoulo or his spouse, he or she will be entitled to a full tax gross-up from the Company to cover the taxes attributable to such reimbursements and any taxes that apply to the gross-up payment.

Mr. Zafiropoulo’s employment may be terminated by him or by the Company at any time, with or without cause. If the Company terminates his employment other than for cause, or in the event of his death, disability or resignation for good reason, Mr. Zafiropoulo (or his beneficiary) will be entitled to receive the deferred portions of all outstanding bonuses earned for prior years, 12 months of continued base salary at the rate then in effect, accelerated vesting of twenty-five percent (25%) (or such greater percentage as set forth in the applicable award agreement) of his outstanding stock options and other equity awards, an extension of the time to exercise those vested stock options for a period of up to one year and 90 days following the termination of his employment and continued use of a Company car for 12 months with reimbursement from the Company of all related expenses.

If, however, Mr. Zafiropoulo’s employment terminates for any reason in connection with a change of control of the Company, then he will, instead, receive the deferred portions of all outstanding bonuses earned for prior years, 24 months of continued base salary at the rate then in effect (or, if greater, in effect immediately prior to the change of control) and continued use of a Company car for 24 months with reimbursement from the Company of all related expenses. In addition, regardless of whether Mr. Zafiropoulo’s employment is terminated following a change of control of the Company, all of his outstanding stock options and other equity awards will vest in full upon a change of control, and the time for exercising those options will be extended for a period of up to one year and 90 days following the termination of his employment.

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

•

Change in the composition of the Board of Directors such that a majority of the directors who are currently on the Board, together with those subsequently nominated by such directors, no longer constitute a majority of the Board;

•	Consummation of a merger or consolidation in which the Company is not the surviving entity;

•	Sale, transfer or other disposition of all or substantially all of the Company’s assets; or

•	A reverse merger in which the Company is the surviving entity but in which the Company’s stockholders before the merger do not own at least fifty percent (50%) of the voting stock after the merger.

Mr. Wright

The employment agreement with Mr. Wright provides that he will serve as the Senior Vice President, Finance, Chief Financial Officer, and Secretary of the Company. The employment agreement entitles Mr. Wright to an annual base salary, which was set at $325,000 for the 2008 fiscal year. However, his base salary rate was temporarily reduced to $276,250 for the 2009 fiscal year. The employment agreement also entitles Mr. Wright to a target bonus of up to forty percent (40%) of base salary (which can be increased periodically by the Compensation Committee and which was set at eighty-five percent (85%) for fiscal years 2008 and 2009), and he may also receive stock options or other equity awards from time to time at the discretion of the Compensation Committee.

Mr. Wright’s employment may be terminated by him or by the Company at any time, with or without cause. If the Company terminates his employment other than for cause, or in the event of his death, disability or resignation for good reason, Mr. Wright (or his beneficiary) will be entitled to receive the deferred portions of all outstanding bonuses earned for prior years, 12 months of continued base salary at the rate then in effect, accelerated vesting of twenty-five percent (25%) of his outstanding stock options and other equity awards, an extension of the time to exercise those vested stock options for a period of up to one year and 90 days following the termination of his employment and, except in the case of death, reimbursement of COBRA costs for continued medical coverage for up to 18 months following his termination of employment.

If, however, Mr. Wright’s employment terminates for any reason in connection with a change of control of the Company, then he will, instead, receive the deferred portions of all outstanding bonuses earned for prior years, 24 months of continued base salary at the rate then in effect (or, if greater, in effect immediately prior to the change of control) and reimbursement of a portion of the costs incurred by him to obtain lifetime retiree health care coverage for himself and his spouse, as described below. In addition, regardless of whether Mr. Wright’s employment is terminated following a change of control of the Company, all of his outstanding stock options and other equity awards will vest in full upon a change of control, and the time for exercising those options will be extended for a period of up to one year and 90 days following the termination of his employment. A change of control for purposes of Mr. Wright’s employment agreement has the same meaning as in Mr. Zafiropoulo’s employment agreement described above.

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

Mr. Jewler

Mr. Jewler resigned from the Company effective May 14, 2009. Mr. Jewler’s offer letter to join the Company dated October 31, 2007 provided him with base salary at the annual rate of $250,000. However, his base salary was temporarily reduced to $212,500 for the 2009 fiscal year. Mr. Jewler’s outstanding equity awards provided for accelerated vesting in connection with his termination under defined circumstances or in connection with a change in control. Mr. Jewler was not entitled to any accelerated vesting of his outstanding equity awards, or any other severance payments, in connection with his resignation from the Company.

On May 14, 2009 the Company entered into a resignation letter agreement with Mr. Jewler. Pursuant to the terms of such agreement, the Company cancelled Mr. Jewler’s obligation to repay the Company $416,625, the aggregate unvested amount of certain bonus payments made to him during the 2008 fiscal year, and Mr. Jewler agreed to render, without charge, up to 10 hours of consulting services to the Company for each month during the one-year period measured from his resignation date.

Quantification of Benefits

The charts below quantify the potential payments Mr. Zafiropoulo and Mr. Wright would receive based upon the following assumptions:

(i) the executive’s employment terminated on December 31, 2009 under circumstances entitling him to severance benefits under his employment agreement or equity award agreement,

(ii) as to any benefits tied to the executive’s rate of base salary, the rate of base salary is assumed to be the executive’s rate of base salary that was in effect for him prior to the temporary reductions in base salary implemented for the 2009 fiscal year; accordingly, for Mr. Zafiropoulo the assumed base salary is $555,000, and for Mr. Wright the assumed base salary is $325,000, and

(iii) with respect to benefits tied to a change in control, the change in control is assumed to have occurred on December 31, 2009 and the change in control consideration paid per share of the Company’s outstanding common stock is assumed to be equal to the closing selling price of such common stock on December 31, 2009, which was $14.84 per share.

Benefits Received Upon a Change in Control (No Termination of Employment)

Name	Accelerated Vesting of Equity Awards ($) (1)(2)	Excise Tax Gross Up
Mr. Zafiropoulo	1,577,913	—
Mr. Wright	478,507	—

(1)	Assumes that stock option awards were not assumed or otherwise continued in effect in connection with the change in control.

(2)	Represents the intrinsic value of the accelerated vesting of all of the named executive officer’s stock options and/or unvested RSUs, based on the $14.84 closing price per share of the Company’s Common Stock on December 31, 2009.

Benefits Received Upon Qualifying Termination in Connection with a Change in Control

Executive	Salary Continuation ($)	Addd Accelerated Vesting of Deferred Compensation		Lifetime Retiree Medical Coverage Reimbursement (including Gross-up for Mr. Zafiropoulo)($)		Accelerated Vesting Equity Awards / Extension of Stock Option Term		Continued Use of Corporate Automobile ($)	Excise Tax Gross-Up ($)
Mr. Zafiropoulo	1,110,000	179,139	(1)	327,110	(2)	1,596,420	(3)	93,348	1,082,257
Mr. Wright	650,000	98,670	(1)	289,332		483,442	(3)	—	—

(1)	Represents the payment of the deferred and unvested portion of the bonus awards made under the 2008 and 2009 Management Incentive Plans.

(2)	Includes a gross-up payment to Mr. Zafiropoulo to cover the taxes attributable to such coverage and any taxes that apply to such gross-up payment.

(3)	Represents (i) the intrinsic value of the accelerated vesting of all of the named executive officer’s unvested stock options and RSUs, based on the $14.84 closing price per share of the Company’s Common Stock on December 31, 2009 plus (ii) the value of the extension of the post-employment exercise period for all outstanding options held by the named executive officer on December 31, 2009 from 90 days to 455 days, estimated by using the Black-Scholes option pricing model, in accordance with the provisions of ASC Topic 718

Benefits Received Upon Qualifying Termination Not in Connection with a Change in Control

Executive	Salary Continuation ($)	Accelerated Vesting of Deferred Compensation		Lifetime Retiree Medical Coverage Reimbursement (including tax gross-up) ($)		COBRA ($)	Accelerated Vesting of Stock Options and Other Equity Awards ($)		Continued Use of Corporate Automobile ($)
Mr. Zafiropoulo	500,000	179,139	(1)	327,110	(2)	—	1,596,420	(3)	46,824
Mr. Wright	325,000	98,670		—		19,423	436,229	(3)	—

(1)	Represents the payment of the deferred and unvested portions of the bonus awards under the 2008 and 2009 Management Incentive Plans.

(2)	Includes a gross-up payment to Mr. Zafiropoulo to cover the taxes attributable to such coverage and any taxes that apply to such gross-up payment.

(3)	Represents (i) the intrinsic value of the accelerated vesting of 100% of Mr. Zafiropoulo’s and 25% of Mr. Wright’s unvested stock options and RSUs, based on the $14.84 closing price per share of the Company’s Common Stock on December 31, 2009 plus (ii) the value of the extension of the post-employment exercise period for all outstanding options held by the named executive officer on December 31, 2009 from 90 days to 455 days, estimated by using the Black-Scholes option pricing model, in accordance with the provisions of ASC Topic 718.

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

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

Messrs. Gemunder, Richard, Sollitto, Timmins and Tsai served as members of the Compensation Committee during the fiscal year completed December 31, 2009. No member of the Compensation Committee is a former or current officer or employee of the Company or any of its subsidiaries. No executive officer of the Company serves as a member of the board of directors or compensation committee of any entity which has one or more of its executive officers serving as a member of the Board of Directors or Compensation Committee.

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

Rick Timmins

Ben Tsai

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Equity Compensation Information for Plans or Individual Arrangements with Employees and Non-Employees

The following table provides information as of December 31, 2009 with respect to the shares of the Company’s Common Stock that may be issued under the Company’s existing equity compensation plans. There are no outstanding options assumed by the Company in connection with its acquisitions of other companies, and there are no assumed plans under which options can currently be granted.

	A	B	C
Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options, Restricted Stock Units and Other Rights (#) (3)	Weighted Average Exercise Price of Outstanding Options (4)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column A) (#) (5)
Equity Compensation Plans Approved by Stockholders (1)	3,107,626	$16.16	2,506,227
Equity Compensation Plans Not Approved by Stockholders (2)	833,380	$13.59	—

Total	3,941,006	$15.62	2,506,227

(1)	Consists solely of the 1993 Plan.

(2)	Consists solely of the Company’s 1998 Supplemental Stock Option/Stock Issuance Plan.

(3)	Includes 563,855 shares subject to RSUs that will entitle each holder to one share of common stock for each unit that vests over the holder’s period of continued service with the Company.

(4)	Calculated without taking into account the 563,855 shares of common stock subject to outstanding RSUs that will become issuable following the vesting of those units, without any cash consideration or other payment required for those shares.

(5)	As of December 31, 2009, 2,506,227 shares of common stock were available for issuance under the 1993 Plan. Such shares may be issued under the 1993 Plan upon the exercise of stock options or stock appreciation rights granted under such plan, or the shares may be issued under the stock issuance program in effect under such plan through direct stock bonuses or pursuant to restricted stock issuances or RSU awards which vest upon the attainment of prescribed performance milestones or the completion of designated service periods.

The 1998 Supplemental Stock Option/Stock Issuance Plan

The 1998 Supplemental Stock Option/Stock Issuance Plan (the “Supplemental Plan”) was implemented by the Board of Directors in October 1998 as a non-stockholder approved plan under which option grants or direct stock issuances may be made to employees who at the time of the grant are neither executive officers nor Board members nor hold the title of Vice President or General Manager. The Supplemental Plan expired in October 2008. The Board of Directors authorized 1,950,000 shares of the Company’s common stock for issuance under the Supplemental Plan. All option grants must have an exercise price per share not less than the fair market value per share of the common stock on the grant date. Such options had a maximum term of ten years, subject to earlier termination within a specified period following the optionee’s cessation of service with the Company (or any parent or subsidiary Company). Each granted option will vest in one or more installments over the optionee’s period of service with the Company. However, all outstanding options under the Supplemental Plan will vest on an accelerated basis in the event the Company is acquired and those options are not assumed, replaced or otherwise continued in effect by the acquiring entity. Direct stock issuances would be made with similar vesting conditions. All options granted under the Supplemental Plan were non-statutory stock options under the Federal tax laws. As of December 31, 2009, options covering 833,380 shares of common stock were outstanding under the Supplemental Plan, no shares remained available for future option grants, and options covering 863,071 had been exercised.

Share issuances under the 1993 Plan did not reduce or otherwise affect the number of shares of the Company’s common stock available for issuance under the Supplemental Plan, and share issuances under the Supplemental Plan did not reduce or otherwise affect the number of shares of the Company’s common stock available for issuance under the 1993 Plan.

OWNERSHIP OF SECURITIES

The following table sets forth certain information known to the Company with respect to the beneficial ownership of the Company’s Common Stock as of March 1, 2010 (unless otherwise stated in the footnotes) by (i) all persons known to the

Company who are or who may be deemed beneficial owners of five percent (5%) or more of the Company’s Common Stock based solely on a review of Form 4, Schedule 13G and Schedule 13D filings with the Securities and Exchange Commission since January 1, 2009, (ii) each director of the Company, (iii) the named executive officers and (iv) all current directors and executive officers as a group. Unless otherwise indicated, the principal address of each of the stockholders below is c/o Ultratech, Inc., 3050 Zanker Road, San Jose, CA, 95134. Unless otherwise indicated, each of the security holders has sole voting and investment power with respect to the shares beneficially owned, subject to community property laws, where applicable. Except as otherwise indicated in the footnotes to the table or for shares of Common Stock held in brokerage accounts, which may from time to time, together with other securities held in those accounts, serve as collateral for margin loans made from such accounts, none of the shares reported as beneficially owned are currently pledged as securities for any outstanding loan or indebtedness.

Name and Address of Beneficial Owner (1)	Shares of Common Stock Beneficially Owned	Percentage of Shares Beneficially Owned (1)
Artisan Partners Limited Partnership (2)	2,844,700	11.9%
Artisan Partners Holdings LP
Artisan Investment Corporation
Artisan Investments GP LLC
ZFIC, Inc.
Andrew A. Ziegler
Carlene M. Ziegler
Artisan Funds, Inc.
875 East Wisconsin Avenue, Suite 800
Milwaukee, WI 53202

Tocqueville Asset Management, L.P. (3)	2,235,490	9.4%
40 West 57th Street, 19th Floor
New York, NY 10019

BlackRock,Inc. (4)	1,744,924	7.3%
40 East 52nd Street
New York, NY 10022
Barclays Global Investors, NA
Barclays Global Fund Advisors
Barclays Global Investors, Ltd
45 Fremont Street
San Francisco, CA 94105

FMR LLC (5)	1,386,141	5.8%
Edward C. Johnson 3d
82 Devonshire Street
Boston, MA 02109

Arthur W. Zafiropoulo (6)	1,995,289	8.1%
Bruce R. Wright (7)	494,829	2.0%
Joel Gemunder (8)	59,000	*
Nicholas Konidaris (9)	66,000	*
Dennis Raney (10)	48,000	*
Henri Richard (11)	30,000	*
Rick Timmins (12)	78,500	*
Ben Tsai	0	—

All current directors and executive officers as a group (8 persons) (13)	2,771,618	10.9%

*	Less than one percent (1%) of the outstanding Common Stock.

(1)	Percentage of ownership is based on 23,849,349 shares of Common Stock issued and outstanding on March 1, 2010. This percentage also takes into account the Common Stock to which such individual or entity has the right to acquire beneficial ownership within sixty (60) days after March 1, 2010, including, but not limited to, through the exercise of options or pursuant to outstanding RSUs; however, such Common Stock will not be deemed outstanding for the purpose of computing the percentage owned by any other individual or entity. Such calculation is required by Rule 13d-3(d)(1)(i) under the Securities Exchange Act of 1934, as amended.

(2)	Information regarding Artisan Partners Limited Partnership, Artisan Investment Corporation, ZFIC, Inc., Andrew A. Ziegler, Carlene M. Ziegler and Artisan Funds, Inc. is based on their Schedule 13G/A filed with the Securities and Exchange Commission on February 11, 2010. According to the Schedule 13G/A, Artisan Funds, Inc. has beneficial ownership over 1,736,200 shares, and the remaining investors have beneficial ownership over 1,108,500 shares, including the shares held by Artisan Funds, Inc.

(3)	Tocqueville Asset Management, L.P. information is based on its Schedule 13G filed with the Securities and Exchange Commission on January 29, 2010.

(4)	Information regarding BlackRock, Inc., Barclays Global Investors, NA, Barclays Global Fund Advisors and Barclays Global Investors, Ltd is based on their Schedule 13G/A filed with the Securities and Exchange Commission on January 29, 2010. On December 1, 2009, BlackRock, Inc. completed its acquisition of Barclays Global Investors from Barclays Bank PLC and as a result, Barclays Global Investors, NA, Barclays Global Fund Advisors and Barclays Global Investors, Ltd are now included as subsidiaries of BlackRock, Inc. for purposes of Schedule 13G filings.

(5)	Temujin Fund Management, LLC and Marco Battaglia information is based on their Schedule 13D/A filed with the Securities and Exchange Commission on March 18, 2009.

(6)	Includes 945,275 shares held in the name of Arthur W. Zafiropoulo, trustee of the Separate Property Trust, dated July 20, 1998, for the benefit of Arthur W. Zafiropoulo. Includes 907,308 shares of the Company’s Common Stock subject to options which are currently exercisable or which will become exercisable within 60 days after March 1, 2010. Also includes 100,000 shares held in the name of the Zafiropoulo Family Foundation and 42,706 shares held in the name of Arthur W. Zafiropoulo for the benefit of Arthur W. Zafiropoulo and Lisa Zafiropoulo Joint Account.

(7)	Includes 489,900 shares of the Company’s Common Stock subject to options which are currently exercisable or which will become exercisable within 60 days after March 1, 2010.

(8)	Includes 48,000 shares of the Company’s Common Stock subject to options which are currently exercisable or which will become exercisable within 60 days after March 1, 2010.

(9)	Includes 56,000 shares of the Company’s Common Stock subject to options which are currently exercisable or which will become exercisable within 60 days after March 1, 2010.

(10)	Includes 36,000 shares of the Company’s Common Stock subject to options which are currently exercisable or which will become exercisable within 60 days after March 1, 2010.

(11)	Includes 20,000 shares of the Company’s Common Stock subject to options which are currently exercisable or which will become exercisable within 60 days after March 1, 2010.

(12)	Consists of 56,000 shares of the Company’s Common Stock subject to options which are currently exercisable or which will become exercisable within 60 days after March 1, 2010.

(13)	Includes 1,613,208 shares of the Company’s Common Stock subject to options which are currently exercisable or which will become exercisable within 60 days after March 1, 2010.

Item 13. Certain Relationships and Related Transactions, and Director Independence

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The Company’s Amended and Restated Certificate of Incorporation and Bylaws provide for indemnification of all directors and officers. In addition, each director and officer of the Company has entered into a separate indemnification agreement with the Company.

Scott Zafiropoulo, the son of Arthur Zafiropoulo, the Company’s Chairman of the Board of Directors and Chief Executive Officer, is an employee of the Company. In fiscal year 2009, Mr. S. Zafiropoulo earned approximately $170,625 in salary. Mr. S. Zafiropoulo also received $17,742 in cash bonus under the 2009 MIP, one-third of which was paid on January 26, 2010 and the remaining two-thirds of which will be paid over the next two years pursuant to the terms of the 2009 MIP. In addition, as part of the 2009 MIP, Mr. S. Zafiropoulo received restricted stock units covering 8,000 shares of the Company’s common stock in 2009 which were awarded in four equal quarterly installments during that year on February 2, 2009, April 20, 2009, July 27, 2009 and October 19, 2009. As part of the 2010 MIP, Mr. S. Zafiropoulo is entitled to receive restricted stock units covering 10,000 shares of the Company’s common stock and options to purchase an additional 40,000 shares of the Company’s common stock in four equal quarterly installments on designated dates during the 2010 fiscal year pre-established by the Compensation Committee. The first installment of each award (restricted stock units covering 2,500 shares and an option to purchase 10,000 shares) was made on February 8, 2010. The three remaining installments of each award will be made on the following dates: April 26, 2010, July 26, 2010 and October 25, 2010. In addition, Mr. S. Zafiropoulo’s cash bonus potential under the 2010 MIP was set at 50% of his base salary at target level, but the actual amount (if any) of his bonus will depend upon the level at which the Company attains the performance goals established for the 2010 fiscal year under the 2010 MIP.

In fiscal year 2009, the Company made services payments to KLA-Tencor Corporation in an aggregate amount of $158,332, and continues to do business with KLA-Tencor. Dr. Tsai, a member of the Company’s Board of Directors is an executive officer of KLA-Tencor. The Company’s Board of Directors has determined that the business relationship between the Company and KLA-Tencor does not compromise his independence. The Audit Committee has authorized the Company’s ongoing ordinary course business relationship with KLA-Tencor.

The Board of Directors has adopted a written policy that all material transactions with affiliates will be on terms no more or less favorable to the Company than those available from unaffiliated third parties and will be approved by the Audit Committee.

DIRECTOR INDEPENDENCE

The Board of Directors has determined that each of Messrs. Gemunder, Konidaris, Raney, Richard, Timmins and Tsai is an “independent director” as that term is defined in Rule 5605 of The Nasdaq Stock Market’s Marketplace Rules. Mr. Vincent Sollitto, a former member of the Board of Directors who resigned in September 2009, was also an “independent director” under Rule 5605 of The Nasdaq Stock Market’s Marketplace Rules.

Item 14. Principal Accounting Fees and Services

Audit Fees

Audit fees billed to the Company by Ernst & Young LLP for professional services rendered for the audit of the Company’s 2009 annual financial statements, review of quarterly financial statements, audit services in connection with statutory filings, consents, review of documents filed with the SEC, Section 404 review of internal control over financial reporting, and accounting and financial reporting consultation totaled $1,224,168. Audit fees billed to the Company by Ernst & Young LLP for professional services rendered for the audit of the Company’s 2008 annual financial statements, review of quarterly financial statements, audit services in connection with statutory filings, consents, review of documents filed with the SEC, and accounting and financial reporting consultation totaled $1,416,316.

Audit-Related Fees

There were no audit-related fees billed to the Company by Ernst & Young LLP during the Company’s 2009 and 2008 fiscal years.

Tax Fees

There were no tax fees billed to the Company by Ernst & Young LLP during the Company’s 2009 and 2008 fiscal years.

All Other Fees

Other than as set forth above, there were no other fees billed to the Company by Ernst & Young LLP during the Company’s 2009 and 2008 fiscal years.

All of the 2009 and 2008 audit fees, audit-related fees and tax fees, and all other fees, were pre-approved by the Audit Committee. The Audit Committee has delegated to Mr. Timmins the ability to approve, on behalf of the Audit Committee and in accordance with Section 10A under the Securities Exchange Act of 1934, services to be performed by the Company’s independent auditors.

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

ULTRATECH, INC.

Date: April 29, 2010	By:	/s/ ARTHUR ZAFIROPOULO
Arthur Zafiropoulo
Chairman of the Board of Directors, Chief Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ ARTHUR ZAFIROPOULO Arthur Zafiropoulo	Chairman of the Board of Directors, Chief Executive Officer and President (Principal Executive Officer)	April 29, 2010

/S/ BRUCE WRIGHT Bruce Wright	Senior Vice President, Finance, Chief Financial Officer and Secretary (Principal Financial and Accounting Officer)	April 29, 2010

* Dennis Raney	Director	April 29, 2010

* Rick Timmins	Director	April 29, 2010

* Henri P. Richard	Director	April 29, 2010

* Joel Gemunder	Director	April 29, 2010

* Nicholas Konidaris	Director	April 29, 2010

* Ben Tsai	Director	April 29, 2010

*	Arthur Zafiropoulo, by signing his name hereto, does sign this document on behalf of the above noted individuals, pursuant to powers of attorney duly executed by such individuals, which have been filed with the original Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 1, 2010.

By:

/S/ ARTHUR ZAFIROPOULO Arthur Zafiropoulo Attorney-in-Fact	Chairman of the Board of Directors, Chief Executive Officer and President (Principal Executive Officer)	April 29, 2010

EXHIBIT INDEX

Exhibit	Description

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002