Form 10-Q
period 2010-04-03
ULTRATECH INC
filed 2010-04-29
CIK 909791

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 3, 2010

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

Large accelerated filer	☐	Accelerated filer	☑

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding as of April 23, 2010
common stock, $0.01 par value	23,939,799

ULTRATECH, INC.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

ULTRATECH, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)	April 3, 2010	December 31, 2009*
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$51,352	$58,617
Short-term investments	116,768	101,724
Accounts receivable, net	29,043	31,426
Inventories	25,842	25,881
Prepaid expenses and other current assets	7,058	4,163

Total current assets	230,063	221,811
Equipment and leasehold improvements, net	9,443	9,841
Other assets	2,635	2,929

Total assets	$242,141	$234,581

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Notes payable	$6,000	$6,000
Accounts payable	7,451	7,112
Deferred product and services income	12,813	8,846
Other current liabilities	8,107	6,720

Total current liabilities	34,371	28,678
Other liabilities	4,616	5,935
Stockholders’ equity	203,154	199,968

Total liabilities and stockholders’ equity	$242,141	$234,581

*	The Balance Sheet as of December 31, 2009 has been derived from the audited financial statements at that date.

See accompanying notes to unaudited condensed consolidated financial statements

ULTRATECH, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended
(In thousands, except per share amounts)	April 3, 2010	April 4, 2009
Net sales:
Products	$23,968	$22,121
Services	3,535	3,452
Licenses	—	82

Total net sales	27,503	25,655
Cost of sales:
Cost of products sold	10,596	11,392
Cost of services	2,854	1,871

Total cost of sales	13,450	13,263

Gross profit	14,053	12,392
Operating expenses:
Research, development, and engineering	4,791	5,177
Selling, general, and administrative	7,395	6,963

Operating income	1,867	252
Interest expense	10	(10)
Interest and other income (expense), net	174	(45)

Income before income tax	2,051	197
Provision for income taxes	103	6

Net income	$1,948	$191

Net income per share - basic	$0.08	$0.01
Number of shares used in per share computations - basic	24,033	23,647
Net income per share - diluted	$0.08	$0.01
Number of shares used in per share computations - diluted	24,308	23,678

See accompanying notes to unaudited condensed consolidated financial statements

ULTRATECH, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended
(In thousands)	April 3, 2010	April 4, 2009
Cash flows from operating activities:
Net income	$1,948	$191
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	732	1,125
Amortization	131	92
Accretion of asset retirement obligations	34	41
(Gain) loss on disposal of equipment	12	(10)
Stock-based compensation	820	522
Deferred income taxes	28	(15)
Changes in operating assets and liabilities:
Accounts receivable	2,383	4,406
Inventories	39	(1,043)
Prepaid expenses and other current assets	(2,895)	(366)
Other assets	208	199
Accounts payable	339	(1,615)
Deferred product and services income	3,967	(1,718)
Other current liabilities	1,387	(1,398)
Other liabilities	(1,381)	(258)

Net cash provided by operating activities	7,752	153

Cash flows from investing activities:
Capital expenditures	(266)	(794)
Proceeds from sales of fixed assets	—	10
Purchase of investments in securities	(37,810)	(24,966)
Proceeds from maturities of investments	22,597	21,490

Net cash used in investing activities	(15,479)	(4,260)

Cash flows from financing activities:
Proceeds from notes payable	6,000	8,502
Repayment of notes payable	(6,000)	(6,002)
Proceeds from issuance of common stock for stock option exercises	508	74
Tax payment for issuance of common stock from release of restricted stock units	(46)	(454)

Net cash provided by financing activities	462	2,120

Net decrease in cash and cash equivalents	(7,265)	(1,987)
Cash and cash equivalents at beginning of period	58,617	94,034

Cash and cash equivalents at end of period	$51,352	$92,047

Supplemental disclosures of cash flow information:
Other non-cash activities:
Systems transferred from inventory to equipment and other assets	$—	$14

See accompanying notes to unaudited condensed consolidated financial statements

Ultratech, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

April 3, 2010

(1) Description of Business

Ultratech, Inc. (referred to as “Ultratech,” the “Company” and “we”) develops, manufactures and markets photolithography and laser thermal processing equipment designed to reduce the cost of ownership for manufacturers of integrated circuits and nanotechnology components located throughout North America, Europe, Japan, Taiwan and the rest of Asia.

We supply step-and-repeat photolithography systems based on one-to-one imaging technology. Within the integrated circuits industry, we target the market for advanced packaging applications. Within the nanotechnology industry, our target markets include thin film head magnetic recording devices, ink jet print heads, laser diodes and high-brightness light emitting diodes (“HBLEDs”). Our laser thermal processing equipment is targeted at advanced annealing applications within the semiconductor industry.

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

Our fiscal periods end on the Saturday closest to month-end, except that our fiscal year ends on December 31. All references to the quarter refer to our fiscal quarter. Our fiscal quarters covered by this report ended on April 3, 2010 and April 4, 2009.

Operating results for the three months ended April 3, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010 or any future period.

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

IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS — In September 2009, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) No. 2009-13, Revenue Recognition (Topic 605) – Multi-Deliverables Revenue Arrangements, a Consensus of the FASB Emerging Issues Task Force, to address the accounting for multiple-deliverable arrangements to enable vendors to account for products or services (deliverables) separately rather than as a combined unit. It establishes the accounting and reporting guidance for arrangements under which the vendor will perform multiple revenue-generating activities, specifically, how to separate deliverables and how to measure and allocate arrangement consideration to one or more units of accounting. The update will be effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on January 1, 2011. We are currently evaluating the impact, if any, of adopting the update.

In October 2009, the FASB issued ASU No. 2009-14, Software (Topic 985) – Certain Revenue Arrangements That Include Software Element, a Consensus of the FASB Emerging Issues Task Force, to address concerns relating to the accounting for revenue arrangements that contain tangible products and software. It requires a vendor to use vendor-specific objective

Ultratech, Inc.

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

April 3, 2010

evidence of selling price to separate deliverables in a multiple-element arrangement. The update will be effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on January 1, 2011. We are currently evaluating the impact, if any, of adopting the update.

In January 2010, The FASB issued ASU No. 2010-06, Fair Value Measurements and Disclosures (Topic 820) – Improving Disclosures about Fair Value Measurements, to provide amendments to Subtopic 820-10 that require new disclosures for transfers in and out of Levels 1 and 2 and for activity in Level 3 fair value measurements. It also clarifies existing disclosures for level of disaggregation and disclosures about inputs and valuation techniques. The update is effective for interim and annual reporting periods beginning on January 1, 2010, except for the disclosures of roll forward activities in Level 3 fair value measurements. Those disclosures are effective for interim and annual reporting periods beginning on January 1, 2011. The adoption of the update did not have an impact on our results of operations or financial position.

(3) Stock-Based Compensation

Stock-based compensation expense recognized under ASC Topic 718, Compensation – Stock Compensation (“ASC 718”), for employees and directors and the effect on our Condensed Consolidated Statements of Operations were as follows:

	Three Months Ended
(In thousands)	April 3, 2010	April 4, 2009
Cost of Sales	$62	$27
Research, development, and engineering	146	99
Selling, general and administrative expenses	612	396

Total stock-based compensation expense	$820	$522

Compensation cost capitalized as part of inventory was immaterial during each of the three-month periods ended April 3, 2010 and April 4, 2009.

As required by ASC 718, we estimate expected forfeitures and recognize compensation costs only for those equity awards expected to vest. As of April 3, 2010, there were $6.4 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under our 1993 Stock Option Plan/Stock Issuance Plan, as amended (“1993 Plan”), and our 1998 Supplemental Stock Option/Stock Issuance Plan, as amended (“1998 Plan”). The cost related to stock options and restricted stock units is expected to be recognized over a weighted average period of 4.1 years and 2.1 years, respectively.

These plans provide for the grant of stock-based awards to our eligible employees, consultants and advisors and non-employee directors. We believe that such awards better align the interests of our employees with those of our stockholders. There were no shares reserved for future awards under the 1998 Plan since the plan expired on October 19, 2008. However, as of April 3, 2010, there were 2.3 million shares reserved for future awards under the 1993 Plan.

We used the following weighted-average assumptions to estimate the fair value of our stock options granted during the three-month periods ended April 3, 2010 and April 4, 2009:

	Three Months Ended
	April 3, 2010	April 4, 2009
Expected life (in years)	7.77	5.15
Risk-free interest rate	3.27%	1.75%
Volatility factor	0.52	0.51
Dividend yield	—	—

A majority of our stock options granted during the three-month period ended April 3, 2010 were granted with a vesting term of 100 months and the remaining were granted with a vesting term of 50 months. As such, the weighted-average expected life of our stock options granted during the three months ended April 3, 2010 increased to 7.77 years.

(4) Basic and Diluted Net Income Per Share

The following sets forth the computation of basic and diluted net income per share:

Ultratech, Inc.

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

April 3, 2010

	Three Months Ended
(In thousands, except per share amounts)	April 3, 2010	April 4, 2009
Numerator:
Net income	$1,948	$191
Denominator:
Basic weighted-average shares outstanding	24,033	23,647
Effect of dilutive employee stock options and restricted stock units	275	31

Diluted weighted-average shares outstanding	24,308	23,678

Net income per share - basic:
Net income	$0.08	$0.01

Net income per share - diluted:
Net income	$0.08	$0.01

For the three-month period ended April 3, 2010, 2.6 million shares of common stock subject to outstanding options were excluded from the computation of diluted net income per share, as the effect would have been anti-dilutive, compared to 4.6 million shares of common stock subject to outstanding options in the corresponding period of 2009. In addition, for each of the three-month periods ended April 3, 2010 and April 4, 2009, the number of shares of common stock underlying outstanding restricted stock units excluded from the computation was immaterial. Options and restricted stock units are anti-dilutive when we have a net loss or when the exercise price and the average unrecognized compensation cost of the stock option or restricted stock unit is greater than the average market price of our common stock during the period.

(5) Fair Value Measurements

Fair value is defined under ASC Topic 820, Fair Value Measurements and Disclosures (“ASC 820”) as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value under ASC 820 must maximize the use of observable inputs and minimize the use of unobservable inputs. ASC 820 describes a fair value hierarchy based on three levels of inputs, of which the first two are considered observable and the last unobservable, that may be used to measure fair value which are the following:

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

We measure certain financial assets and liabilities at fair value on a recurring basis, including available-for-sale securities and foreign currency derivatives. The fair value of these certain financial assets and liabilities was determined using the following inputs at April 3, 2010 and December 31, 2009, respectively:

Ultratech, Inc.

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

April 3, 2010

	Fair Value Measurements at April 3, 2010 Using
(In thousands)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available-for-sale securities(1)
Commercial papers	$23,996	$—	$23,996	$—
Money market funds	12,323	12,323	—	—
U.S. corporate debt securities	1,179	—	1,179	—
U.S. treasury bills and notes	15,130		15,130	—
Securities and obligations of U.S. government agencies	90,462	—	90,462	—

	143,090	12,323	130,767	—
Foreign currency derivatives(2)	129	—	129	—
Deferred compensation plan assets(3)	844	—	—	844
Deferred compensation plan liabilities(4)	1,045	—	—	1,045

	$145,108	$12,323	$130,896	$1,889

	Fair Value Measurements at December 31, 2009 Using
(In thousands)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available-for-sale securities(1)
Commercial papers	$13,996	$—	$13,996	$—
Money market funds	15,739	15,739	—	—
U.S. corporate debt securities	1,193	—	1,193	—
U.S. treasury bills and notes	15,200		15,200	—
Securities and obligations of U.S. government agencies	83,338	—	83,338	—

	129,465	15,739	113,726	—
Foreign currency derivatives(2)	79	—	79	—
Deferred compensation plan assets(3)	1,032	—	—	1,032
Deferred compensation plan liabilities(4)	1,217	—	—	1,217

	$131,793	$15,739	$113,805	$2,249

(1)	Included in cash and cash equivalents and short-term investments on our condensed consolidated balance sheet. See “Investments” in Note 6 for further details.

(2)

Included in other current assets on our condensed consolidated balance sheet. Consisted of forward foreign exchange contracts for the Japanese yen. See “Derivative Instruments and Hedging” in Note 7 for further details.

(3)	Included in other assets on our consolidated balance sheet.

(4)	Included in other liabilities on our consolidated balance sheet.

(6) Investments

We classified all of our investments as “available for sale” as of April 3, 2010 and December 31, 2009. Accordingly, we state our investments at estimated fair value. Fair values are determined based on quoted market prices or pricing models using current market rates. We deem all investments to be available to meet current working capital requirements. The cost of securities sold was determined based on the specific identification method.

The following is a summary of our investments:

Ultratech, Inc.

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

April 3, 2010

	April 3, 2010				December 31, 2009
Cash equivalents and Available- for-sale Investments (in thousands)	Amortized Cost	Accumulated Other Comprehensive		Estimated Fair Value	Amortized Cost	Accumulated Other Comprehensive		Estimated Fair Value
		Gains	Losses			Gains	Losses
Commercial papers	$23,996	$—	$—	$23,996	$13,996	$—	$—	$13,996
Money market funds	12,323	—	—	12,323	15,738	—	—	15,738
U.S. corporate debt securities	1,176	3	—	1,179	1,186	6	—	1,192
U.S. treasury bills and notes	15,127	3	—	15,130	15,203	—	3	15,200
Securities and obligations of U.S. government agencies	90,521	32	91	90,462	83,336	109	106	83,339

Total	$143,143	$38	$91	$143,090	$129,459	$115	$109	$129,465

The following is a reconciliation of our investments to the balance sheet classifications at April 3, 2010 and December 31, 2009:

(In thousands)	April 3, 2010	December 31, 2009
Cash equivalents	$26,322	$27,741
Short-term investments	116,768	101,724

Investments, at estimated fair value	$143,090	$129,465

The gross amortized cost and estimated fair value of our investments at April 3, 2010 and December 31, 2009, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because the issuers of the securities may have the right to prepay obligations without prepayment penalties.

	April 3, 2010		December 31, 2009
(In thousands)	Gross Amortized Cost	Fair Value	Gross Amortized Cost	Fair Value
Due in one year or less	$139,142	$139,090	$125,457	$125,463
Due after one year through five years	4,001	4,000	4,002	4,002

Total	$143,143	$143,090	$129,459	$129,465

The following table provides the breakdown of the cash equivalents and investments with unrealized losses at April 3, 2010:

	In Loss Position for Less Than 12 Months		In Loss Position for More Than 12 Months		Total
(In thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Securities and obligations of the U.S. government agencies	$45,836	$91	$—	$—	$45,836	$91

Total	$45,836	$91	$—	$—	$45,836	$91

The following table provides the breakdown of the cash equivalents and investments with unrealized losses at December 31, 2009:

	In Loss Position for Less Than 12 Months		In Loss Position for More Than 12 Months		Total
Investments, in thousands	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
U.S. treasury bills and notes	15,200	3	—	—	15,200	3
Securities and obligations of U.S. government agencies	44,635	106	—	—	44,635	106

Total	$59,835	$109	$—	$—	$59,835	$109

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

Ultratech, Inc.

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

April 3, 2010

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

We have not recorded any OTTI of our investments for the three-month periods ended April 3, 2010 and April 4, 2009.

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

Our policy is to minimize foreign currency denominated transaction and remeasurement exposures with derivative instruments, mainly forward contracts. We enter into foreign currency forward contracts that generally have maturities of nine months or less. The gains and losses on these derivatives are intended to mitigate the translation gains and losses recognized in earnings. We do not enter into foreign exchange forward contracts for speculative purposes.

Under ASC Topic 815, Derivatives and Hedging (“ASC 815”), all derivatives are recorded on the balance sheet at fair value. The gains and losses resulting from changes in fair value are accounted for depending on the use of the derivative and whether it is designated and qualifies for hedge accounting. All of our derivatives are designated as hedging instruments under ASC 815. The fair value of derivative instruments recorded in our Condensed Consolidated Balance Sheets is as follows:

	Asset Derivatives
		Fair Value as of
(In thousands)	Balance Sheet Location	April 3, 2010	December 31, 2009
Foreign exchange contracts	Other current assets	$129	$79

Total derivatives		$129	$79

Our derivative financial instruments are subject to both credit and market risk. Credit risk is the risk of loss due to failure of a counterparty to perform its obligations in accordance with contractual terms. Market risk is the potential change in an investment’s value caused by fluctuations in interest and currency exchange rates, credit spreads or other variables. We monitor the credit-worthiness of the financial institutions that are counterparties to our derivative financial instruments and do not consider the risks of counterparty nonperformance to be material. Credit and market risks, as a result of an offset by the underlying cash flow being hedged, related to derivative instruments were not considered material at April 3, 2010 and December 31, 2009.

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

Ultratech, Inc.

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

April 3, 2010

We calculate hedge effectiveness at a minimum each fiscal quarter. We measure hedge effectiveness by comparing the cumulative change in the spot rate of the derivative with the cumulative change in the spot rate of the anticipated sales transactions. We record any excluded components of the hedge in interest and other income (expense), net. There was no hedge ineffectiveness for the quarter ended April 3, 2010 and we did not have any derivatives classified as cash flow hedges outstanding at April 3, 2010 and December 31, 2009. As such, we did not record any accumulated losses or gains as a component of other comprehensive income (loss) at April 3, 2010 and December 31, 2009. The following sets forth the effect of the derivative instruments on our Condensed Consolidated Statements of Operations for the three-month period ended April 4, 2009:

Derivatives in SFAS No. 133 Cash Flow Hedging Relationship	Amount of Loss Recognized in OCI on Derivative (Effective Portion) (in thousands)	Location of Loss Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Loss Reclassified from Accumulated OCI into Income (Effective Portion) (in thousands)	Location of Gain Recognized in Income on Derivative (Amount Excluded from Effectiveness Testing)	Amount of Gain Recognized in Income on Derivative (Amount Excluded from Effectiveness Testing) (in thousands)
Foreign exchange contracts	$ 40	Product Sales	$ 40	Interest and other income (expense), net	$1

Fair Value Hedging

We manage the foreign currency risk associated with Japanese yen denominated assets and liabilities using foreign exchange forward contracts. The change in fair value of these derivatives is recognized as a component of interest and other income (expense), net and is intended to offset the remeasurement gains and losses associated with the non-functional currency denominated assets and liabilities. At April 3, 2010, we had currency forward contracts for the sale of 357.0 million Japanese yen, or approximately $3.9 million. The fair value of derivatives classified as balance sheet hedges at April 3, 2010 and December 31, 2009 was an asset of $0.1 million each recorded as “other current assets.” The following sets forth the effect of the derivative instruments on our Condensed Consolidated Statements of Operations for the three-month periods ended April 3, 2010 and April 4, 2009, respectively:

		Amount of Gain Recognized in Income on Derivatives During Three Months Ended
Derivatives in ASC 815 Fair Value Hedging Relationship	Location of Gain Recognized in Income on Derivatives	April 3, 2010 (in thousands)	April 4, 2009 (in thousands)
Foreign exchange contracts	Interest and other income (expense), net	$36	$643

(8) Inventories

Inventories consist of the following:

(In thousands)	April 3, 2010	December 31, 2009
Raw materials	$10,002	$9,739
Work-in-process	7,596	5,342
Finished products	8,244	10,800

	$25,842	$25,881

(9) Notes Payable

We have a line of credit agreement with a brokerage firm. Under the terms of this agreement, we may borrow funds at a cost equal to the current Federal funds open rate plus 125 basis points (approximately 1.44% as of April 3, 2010). Funds are advanced to us under this facility based on pre-determined advance rates on the cash and securities held by us in this brokerage account. Under this facility, we may borrow up to 75% of our total cash, cash equivalents and investments balance in this brokerage account with no restriction in the use of those assets. This agreement has no set expiration date and there are no loan covenants, other than the aforementioned collateral requirement. As of April 3, 2010, $6.0 million was outstanding under this facility, with a related collateral requirement of approximately $8.0 million of our cash, cash equivalents and investments.

(10) Other Current Liabilities

Other current liabilities consist of the following:

Ultratech, Inc.

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

April 3, 2010

(In thousands)	April 3, 2010	December 31, 2009
Salaries and benefits	$3,571	$3,753
Warranty accrual	2,108	1,710
Accrued taxes-other	521	288
Capital lease, current portion	122	120
Other	1,785	849

	$8,107	$6,720

Warranty Accrual

We generally warrant our products for a period of twelve months for new products, or three months for refurbished products, from the date of customer acceptance for material and labor to repair the product; accordingly, an accrual for the estimated cost of the warranty is recorded at the time the product is shipped. Extended warranty terms, if granted, result in deferral of revenue equating to our standard pricing for similar service contracts. Recognition of the related warranty cost is deferred until product revenue is recognized. Factors that affect our warranty liability include the number of installed units, historical and anticipated rates of warranty claims, and cost per claim. We periodically assess the adequacy of our recorded warranty liabilities and adjust the amounts as necessary. We believe our warranty accrual, as of April 3, 2010, will be sufficient to satisfy outstanding obligations as of that date. Changes in our warranty accrual are as follows:

	Three Months Ended
(In thousands)	April 3, 2010	April 4, 2009
Balance, beginning of the period	$1,710	$1,522
Warranties accrued for shipments during the period	791	265
Settlements made during the period	(174)	(739)
Changes in accrued warranty liabilities	(219)	88

Balance, end of the period	$2,108	$1,136

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

	Three Months Ended
(In thousands)	April 3, 2010	April 4, 2009
Balance, beginning of the period	$1,907	$2,117
Service contracts sold during the period	934	840
Service contract revenue recognized during the period	(668)	(850)

Balance, end of the period	$2,173	$2,107

(11) Other Liabilities

Other liabilities consist of the following:

Ultratech, Inc.

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

April 3, 2010

(In thousands)	April 3, 2010	December 31, 2009
Deferred rent	$514	$781
Deferred compensation	1,045	1,217
Long-term income taxes payable	698	670
Asset retirement obligation	1,463	2,162
Postretirement medical obligation	625	616
Long-term capital lease	234	265
Other	37	224

	$4,616	$5,935

Pursuant to the terms of the lease amendment signed in October 2009, in consideration for the waiver of certain asset retirement obligations set forth in the original lease of a building in San Jose, California, we paid the landlord $0.6 million and surrendered possession of the premises on March 31, 2010.

(12) Accumulated Other Comprehensive Income (Loss)

The components of comprehensive income (loss), net of tax, are as follows:

	Three Months Ended
(In thousands)	April 3, 2010	April 4, 2009
Net income	$1,948	$191
Other comprehensive income (loss):
Net unrealized loss on available-for-sale investments	(59)	(329)
Unrealized gain on foreign exchange forward contracts	—	84
Change in minimum postretirement medical obligation	15	9

Comprehensive income (loss)	$1,904	$(45)

Accumulated other comprehensive loss, net of tax, is comprised of the following items:

(In thousands)	April 3, 2010	December 31, 2009
Unrealized gain (loss) on:
Available-for-sale investments	$(53)	$6
Change in minimum postretirement medical obligation	(29)	(44)

Accumulated other comprehensive loss at end of period	$(82)	$(38)

(13) Exit Activities

We did not have any exit activity during the three-month period ended April 3, 2010 and as a result there were no exit activity liabilities as of April 3, 2010.

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

(14) Employee Benefit Plans

Employee bonus plans

We currently sponsor an executive incentive bonus plan that distributes employee awards based on the achievement of predetermined targets. We recorded a charge of $0.5 million under this bonus plan for the three-month period ended April 3, 2010, as compared to $0.2 million for the corresponding period of 2009.

Ultratech, Inc.

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

April 3, 2010

Employee savings and retirement plans

We sponsor a 401(k) employee salary deferral plan that allows voluntary contributions by all full-time employees of from 1% to 20% of their pretax earnings. We may also make matching contributions to this plan at our discretion. Our contributions, when made, are limited to a maximum of $2,000 per year per employee, generally become 20% vested at the end of an employee’s first year of service from the date of hire, and vest 20% per year of service thereafter until they become fully vested at the end of five years of service. We did not make any contributions to this plan for the three-month periods ended April 3, 2010 and April 4, 2009.

We also sponsor an executive non-qualified deferred compensation plan (the “Plan”) that allows qualifying executives to defer current cash compensation. As of April 3, 2010, Plan assets of $0.8 million, representing the cash surrender value of life insurance policies held by us, and liabilities of $1.0 million were included in our Consolidated Balance Sheets under the captions “Other assets” and “Other liabilities.” In conjunction with the Plan, the related expense for each of the quarters ended April 3, 2010 and April 4, 2009 was immaterial.

Postretirement benefits

We have committed to providing and fully paying for lifetime postretirement medical and dental benefits to our Chief Executive Officer and Chief Financial Officer and their spouses, commencing after retirement. We recorded net periodic benefit costs of $23,000 for the three-month period ended April 3, 2010, as compared to $21,000 for each of the three-month periods ended April 4, 2009. These expenses included interest cost and amortization of prior service cost.

(15) Income Taxes

For the three-month period ended April 3, 2010, we recorded an income tax provision of $0.1 million, as compared to $6,000 for the comparable period in 2009. The income tax provision recognized for the three-month period ended April 3, 2010 resulted primarily from foreign and federal income taxes.

In accordance with FASB ASC Topic 740, Income Taxes (“ASC 740”), we had unrecognized tax benefits of $3.4 million as of January 1, 2010. We continue to recognize interest and penalties as a component of the income tax provision. If we are able to eventually recognize these uncertain tax positions, $2.9 million of our unrecognized benefit would reduce the effective tax rate. Over the next twelve months, we expect an immaterial decline in liabilities associated with our uncertain tax positions as a result of expiring statutes of limitations.

We currently have a full valuation allowance against our U.S. net deferred tax asset. Each quarter we assess the likelihood that we will be able to recover our deferred tax assets. As a result of our analysis, we concluded that it is more likely than not that, as of April 3, 2010, our net deferred tax assets will not be realized, with the exception of those in Japan and Taiwan. Therefore, we continue to provide a full valuation allowance against net deferred tax assets outside of Japan and Taiwan. We closely monitor available evidence, and may release some or all of the valuation allowance in future periods.

We are subject to federal and state tax examinations for years 1994 forward and 1997 forward, respectively, by virtue of the tax attributes carrying forward from those years. We are also subject to audits in the foreign jurisdictions in which we operate for years 2001 and forward. There are no material income tax audits currently in progress as of April 3, 2010.

(16) Commitments and Contingencies

Commitments

In order to prepare for the expansion our manufacturing operations in Asia, in March 2010, we leased a building in Singapore, for an initial term of three years and account for it as an operating lease.

In September 2007, we sublet a portion of our facilities in San Jose, California and accounted for it as an operating lease. This sublease expired in January 2010.

In July 2007, we capitalized a five-year lease agreement for a new phone system recorded as office equipment. The amortization of this phone system is included with depreciation expense.

In August 2008 and December 2009, we entered into agreements with a leasing company for the sale and leaseback of certain assets for an initial term of four years. The sale price of the items was $6.8 million and $5.4 million for the sale in 2008 and 2009, respectively. There was no gain or loss from this transaction. Under this sale-leaseback arrangement, we have an option to purchase the assets back at the future current fair market value upon the expiration of the lease in 2012 and 2013, respectively. The lease is classified as an operating lease in accordance with ASC Topic 840, Leases. In January 2009, we bought back assets with values totaling $1.3 million. We did not buy back any assets during the three-month period ended

Ultratech, Inc.

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

April 3, 2010

April 3, 2010. However, in April 2010, subsequent to the first quarter of 2010, we bought back an asset with a value of $1.2 million. As of April 3, 2010, the minimum future lease payments to be made under these agreements were $5.9 million.

In October 2009, we entered into two lease amendments for our facilities in San Jose, California. The first lease amendment extended one of the building leases for five years. This lease extension will expire in January 2016. We account for this lease as an operating lease; any improvements to the leased property are capitalized and classified as leasehold improvements. Pursuant to the terms of the second lease amendment, in consideration for the waiver of certain surrender obligations set forth in the original lease of a separate building, we paid the landlord $0.6 million and surrendered possession of the premises on March 31, 2010.

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

In May 2006, the same company filed a state court lawsuit against us for malicious prosecution and abuse of process claiming that attorney’s fees, costs and other damages were due based on the outcome of the federal patent litigation suit described above. We do not believe this action has merit, particularly given the denial by the federal court of that company’s request to be awarded attorneys’ fees payable by us in the patent litigation and the subsequent federal appellate court’s affirmation of the order denying any such award. We filed a motion to have the state court complaint dismissed under California’s anti-strategic lawsuit against public participation (“anti-SLAPP”) and demurrer statutes. The anti-SLAPP statute is aimed at striking lawsuits that are brought in order to quash an individual’s constitutional rights to free speech or seeking redress of grievances (i.e., filing suit). The state court granted the anti-SLAPP motion as to the abuse of process claim, but denied it as to the malicious prosecution claim. Our subsequent appeals to the appellate court and California Supreme Court were unsuccessful, and the matter has returned to Riverside County Superior Court. We moved for summary judgment on the matter based on federal preemption, but the Superior Court denied the motion. A subsequent writ of mandamus filed by us was also not successful. Trial in the matter is now set for October 25, 2010.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Certain of the statements contained herein, which are not historical facts and which can generally be identified by words such as “anticipates,” “expects,” “intends,” “will,” “could,” “believes,” “estimates,” “continues,” and similar expressions, are forward-looking statements under Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that involve risks and uncertainties, such as risks related to timing, delays, deferrals and cancellations of orders by customers, including as a result of semiconductor manufacturing capacity as well as our customers’ financial condition and demand for semiconductors; cyclicality in the semiconductor and nanotechnology industries; general economic and financial market conditions including impact on capital spending, as well as difficulty in predicting changes in such conditions; rapid technological change and the importance of timely product introductions; customer concentration; our dependence on new product introductions and market acceptance of new products and enhanced versions of our existing products; lengthy sales cycles, including the timing of system installations and acceptances; lengthy and costly development cycles for laser-processing and lithography technologies and applications; integration, development and associated expenses of the laser processing operation; pricing pressures and product discounts; high degree of industry competition; intellectual property matters; changes in pricing by us, our competitors or suppliers; international sales; timing of new product announcements and releases by us or our competitors; ability to volume produce systems and meet customer requirements; sole or limited sources of supply; effect of capital market fluctuations on our investment portfolio; ability and resulting costs to attract or retain sufficient personnel to achieve our targets for a particular period; dilutive effect of employee stock option grants on net income per share, which is largely dependent upon our achieving and maintaining profitability and the market price of our stock; mix of products sold; outcome of litigation; manufacturing variances and production levels; timing and degree of success of technologies licensed to outside parties; product concentration and lack of product revenue diversification; inventory obsolescence; asset impairment; changes to financial accounting standards; effects of certain anti-takeover provisions; future acquisitions; volatility of stock price; foreign government regulations and restrictions; business interruptions due to natural disasters or utility failures; environmental regulations; and any adverse effects of the public health issues, wars or terrorist attacks in the United States or elsewhere, or government responses thereto, or military actions in Iraq, Afghanistan and elsewhere, on the economy in general, or on our business in particular. Due to these and additional factors, the statements, historical results and percentage relationships set forth below are not necessarily indicative of the results of operations for any future period. These forward-looking statements are based on management’s current beliefs and expectations, some or all of which may prove to be inaccurate, and which may change. We undertake no obligation to revise or update any forward-looking statements to reflect any event or circumstance that may arise after the date of this report.

OVERVIEW

We develop, manufacture and market photolithography and laser thermal processing equipment for manufacturers of integrated circuits and nanotechnology components located throughout North America, Europe, Japan, Taiwan and the rest of Asia.

We supply step-and-repeat photolithography systems based on one-to-one imaging technology. Within the integrated circuits industry, we target the market for advanced packaging applications. Within the nanotechnology industry, our target markets include thin film head magnetic recording devices, ink jet print heads, laser diodes and high-brightness light emitting diodes (“HBLEDs”). Our laser thermal processing equipment is targeted at advanced annealing applications within the semiconductor industry.

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

Net Sales

	Three Months Ended
(In thousands, except percentages)	April 3, 2010	April 4, 2009	Amount of Change	Percentage Change
Sales of:
Products	$23,968	$22,121	$1,847	8.3%
Services	3,535	3,452	83	2.4%
Licenses	—	82	(82)	—

Total net sales	$27,503	$25,655	$1,848	7.2%

Net sales consist of revenues from products (system and spare parts sales), services and licensing of technologies. Product sales increased 8.3% to $24.0 million for the quarter ended April 3, 2010, compared to $22.1 million in the corresponding quarter of 2009, primarily due to a change in product mix and increase in the average selling price of systems sold during the three-month period ended April 3, 2010.

On a product market application basis, system sales to the semiconductor industry, consisting of sales to the advanced packaging market, the laser processing applications market and the semiconductor market, increased $5.2 million to $21.0 million for the quarter ended April 3, 2010, compared to $15.8 million in the corresponding quarter of 2009. This increase was primarily due to sales to the laser processing market of $5.4 million compared to no sales to this market in the corresponding quarter of 2009.

There were no system sales to the nanotechnology market for the quarter ended April 3, 2010 as compared to $4.1 million in the corresponding quarter of 2009. System sales to the nanotechnology market are highly dependent on customer capacity demand in the industries we serve, including thin film heads, automotive MEMS, LED/laser diodes, and ink jet print heads, and therefore we expect to experience significant variations in sales to this market from quarter to quarter.

Revenues from services for the quarter ended April 3, 2010 remained fairly stable at $3.5 million, as compared with the corresponding quarter of 2009.

There was no revenue from licensing activities for the quarter ended April 3, 2010 as compared to $82,000 for the corresponding quarter of April 4, 2009. This is primarily due to the timing and frequency of the resale of our tools by our existing customers to third parties. Pursuant to our license arrangements, such transactions are subject to a license fee based on units sold. Future revenues from licensing activities, if any, will be contingent upon existing and future licensing arrangements. We may not be successful in generating licensing revenues in the future and do not anticipate the recognition of significant levels of licensing income during the remainder of 2010.

At April 3, 2010, we had approximately $12.8 million of deferred product and services income compared to $8.8 million at December 31, 2009. The gross amount of deferred revenues at April 3, 2010 was $24.0 million as compared to $13.4 million at December 31, 2009. The gross amount of deferred costs at April 3, 2010 was $8.1 million as compared to $4.5 million at December 31, 2009. Deferred product income is recognized as revenue upon satisfying the contractual obligations for installation and/or customer acceptance. Deferred services income is recognized as revenue ratably over the contract period (for time-based service contracts), or as purchased services are rendered (for contracts based on a purchased quantity of hours).

For the quarter ended April 3, 2010, international net sales were $17.2 million, or 62.4% of total net sales, compared with $8.2 million, or 31.8% of total net sales for the corresponding quarter of 2009. For the quarter ended April 3, 2010 compared to the corresponding quarter of 2009, sales to Europe increased by $3.9 million, sales to Japan decreased by $0.7 million, sales to Taiwan increased by $3.7 million and sales to the rest of Asia increased by $2.1 million. We expect sales to international customers will continue to represent a significant portion of our revenues during the remainder of 2010 as companies continue to build their manufacturing plants overseas, especially in Asia.

Our revenue derived from sales in foreign countries is not generally subject to significant exchange rate fluctuations, principally because sales contracts for our systems are generally denominated in U.S. dollars. In Japan, however, orders are sometime denominated in Japanese yen. This subjects us to the risk of currency fluctuations. We attempt to mitigate this risk by entering into foreign currency forward exchange contracts for the period between when an order is received and when it is recorded as revenue. After recording revenue, we use various mechanisms, such as natural hedges, to offset substantial portions of the gains or losses associated with our Japanese yen denominated receivables due to exchange rate fluctuations. We had approximately ¥321.9 million of Japanese yen denominated receivables at April 3, 2010. International sales expose us to a number of additional risks, including fluctuations in the value of local currencies relative to the U.S. dollar, which impact the relative cost of ownership of our products and, thus, the customer’s willingness to purchase our product. (See Part II, Item 1A, “Risk Factors” herein).

Gross Profit

On a comparative basis, gross margins increased to 51.1% for the three-month period ended April 3, 2010, compared to 48.3% for the corresponding period of 2009. This 2.8 percentage point increase in gross margin was primarily due to an improvement in our product mix (2.0 percentage points) and no severance and benefit charges recorded during the first quarter of 2010 (0.8 percentage points) compared to the corresponding period of 2009.

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

Operating Expenses

	Three Months Ended
(In thousands, except percentages)	April 3, 2010	April 4, 2009	Amount of Change	Percentage Change
Research, development, and engineering	$4,791	$5,177	$(386)	-7.5%
Selling, general, and administrative	7,395	6,963	432	6.2%

Total operating expenses	$12,186	$12,140	$46	0.4%

Research, development and engineering expenses for the quarter ended April 3, 2010 were $4.8 million, as compared to $5.2 million for the corresponding period in 2009. This decrease was primarily attributable to no severance and benefit charges recorded during the first quarter of 2010 as compared to $0.3 million in the corresponding period of 2009 and our continuing effort to manage expenses of $0.1 million, partially offset by a higher bonus amount under our executive incentive bonus plan of $0.1 million in the first quarter of 2010. As a percentage of net sales, research, development and engineering expenses for the quarter ended April 3, 2010 decreased to 17.4% from 20.2% for the corresponding quarter of 2009.

Selling, general, and administrative expenses for the quarter ended April 3, 2010 were $7.4 million as compared to $7.0 million for the corresponding quarter of 2009. This increase was primarily attributable to a higher bonus amount under our executive incentive bonus plan of $0.2 million, higher stock-based compensation expense of $0.2 million from options and restricted stock unit grants and higher selling and marketing expense resulting from higher sales of $0.1 million. These increases were partially offset by no severance and benefit charges recorded during the first quarter of 2010 as compared to $0.1 million in the corresponding period of 2009. As a percentage of net sales, selling, general and administrative expenses for the quarter ended April 3, 2010 decreased slightly to 26.9% from 27.1% for the corresponding quarter of 2009.

Interest and Other Income (Expense), Net

Interest and other income (expense), net, which consists primarily of interest income and gain (loss) from foreign currency exchange, was net income of $0.2 million for the three months ended April 3, 2010, as compared with a net expense of $45,000 for the comparable period of 2009. This increase was primarily attributable to lower losses from foreign currency exchange of $0.5 million, partially offset by a decline in interest income earned by our cash and investment positions of $0.3 million. The cost of securities sold was determined based on the specific identification method. As of April 3, 2010, the weighted-average maturity of our investment portfolio was less than a year. Changes in interest rates have had, and will continue to have, an impact on our interest income.

Provision for Income Taxes

For the three-month period ended April 3, 2010, we recorded an income tax provision of $0.1 million, as compared to $6,000 for the comparable period in 2009. The income tax provision recognized for the three-month period ended April 3, 2010 resulted primarily from foreign and federal income taxes. Income tax estimates can be affected by whether and within which jurisdictions future earnings will occur and how and when cash is repatriated to the United States, as well as other aspects of an overall income tax strategy. Additionally, taxing jurisdictions could retroactively disagree with our tax treatment of certain items, and some historical transactions have income tax effects going forward. Accounting rules require these future effects to be evaluated using current laws, rules and regulations, each of which can change at any time and in an unpredictable manner. We believe we have adequately provided for any reasonably foreseeable outcome related to these matters, and we do not anticipate any material earnings impact from their ultimate resolution.

Each quarter we assess the likelihood that we will be able to recover our deferred tax assets. We consider available evidence, both positive and negative, including historical levels of income, expectations and risks associated with estimates of future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance. As a result of our analysis, we concluded that it is more likely than not that, as of April 3, 2010, our net deferred tax assets will not be realized, with the exception of those in Japan and Taiwan. Therefore, we continue to provide a full valuation allowance against net deferred tax assets outside of Japan and Taiwan. We closely monitor available evidence, and may release some or all of the valuation allowance in future periods.

We are subject to federal and state tax examination for years 1994 forward and 1997 forward, respectively, by virtue of the tax attributes carrying forward from those years. We are also subject to audits in the foreign jurisdictions in which we operate for years 2001 and forward. There are no material income tax audits currently in progress as of April 3, 2010.

Outlook

The anticipated timing of orders, shipments and customer acceptances usually requires that we fill a number of production slots in any given quarter in order to meet our sales targets. If we are unsuccessful in our efforts to secure those production orders, or if existing production orders are delayed or cancelled, our results of operations will be materially adversely impacted. Accordingly, we may not be able to achieve or maintain our current or prior level of sales. We presently expect net sales for the second quarter of 2010 will increase 5% to 10% from the net sales reported in the first quarter of 2010. For the full fiscal year of 2010, we believe that total net sales will increase 30% to 40% from the amount reported for 2009. We anticipate our cash flow to be positive for each quarter of 2010.

Because our net sales are subject to a number of risks, including risks associated with the market acceptance of our new laser processing product line, delays in customer acceptance, intense competition in the capital equipment industry, uncertainty relating to the timing and market acceptance of our products, and the condition of the macro-economy and the semiconductor industry and the other risks described in this report and in our Annual Report on Form 10-K for the year ended December 31, 2009, we may not exceed or even maintain our current or prior level of net sales for any period in the future. Additionally, we believe that the market acceptance and volume production of our advanced packaging systems, laser processing systems and our 1000 Platform steppers are of critical importance to our future financial results. At April 3, 2010, these critical systems represented approximately 86.1% of our backlog. To the extent that these products do not achieve or maintain significant sales due to difficulties involving manufacturing or engineering, the inability to reduce the current long manufacturing cycles for these products, competition, excess capacity in the semiconductor or nanotechnology device industries, or for any other reason, our business, financial condition and results of operations would be materially adversely affected.

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operating activities was $7.8 million for the three months ended April 3, 2010, compared with $0.2 million for the comparable period in 2009. Net cash provided by operating activities during the three months ended April 3, 2010 was primarily attributable to our net income generated from product and service sales and the net effect of non-cash expenses from depreciation, amortization and stock-based compensation charges. Other sources of cash from operating activities included the decreases in trade receivables and other assets as well as the increases in accounts payable and deferred product and service income. The increase in deferred product and services income was primarily due to timing of installation and acceptance resulting in more systems deferred at April 3, 2010. These sources of cash were partially offset by the increase in prepaid expenses and other current assets.

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

During the three months ended April 3, 2010, net cash used in investing activities was $15.5 million, attributable to net purchase of short-term investments of $15.2 million and capital expenditures of $0.3 million.

Net cash provided by financing activities was $0.5 million during the three months ended April 3, 2010, attributable to proceeds from the issuance of common stock.

At April 3, 2010, we had working capital of $195.7 million. Our principal sources of liquidity at April 3, 2010 consisted of $162.1 million in cash, cash equivalents and short-term investments, net of outstanding borrowings under our line of credit. We have a line of credit agreement with a brokerage firm. Under the terms of this agreement, we may borrow funds at a cost equal to the current Federal funds open rate plus 125 basis points (approximately 1.44% as of April 3, 2010). Certain of our cash, cash equivalents and marketable securities secure borrowings outstanding under this facility, but we are not restricted in the use of those assets. Funds are advanced to us under this facility in accordance with pre-determined advance rates based on the cash and securities held by us in this brokerage account. This agreement has no set expiration date and there are no loan covenants other than a collateral requirement. As of April 3, 2010, $6.0 million was outstanding under this facility, with a related collateral requirement of approximately $8.0 million of our cash, cash equivalents and short-term investments.

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

Critical Accounting Policies

The discussion and analysis of our financial condition and results of operations is based upon our unaudited condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. On an on-going basis, we evaluate our critical accounting policies and estimates. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. Our critical accounting policies and estimates are discussed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2009.

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

Reference is made to Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report on Form 10-K for the year ended December 31, 2009 and to the subheading “Derivative Instruments and Hedging” under the heading “Notes to Consolidated Financial Statements” in Item 8, “Financial Statements and Supplementary Data” of our Annual Report on Form 10-K for the year ended December 31, 2009.

Interest Rate Risk

Our exposure to market risk due to potential changes in interest rates relates primarily to our investment portfolio, which consisted primarily of fixed interest rate instruments as of April 3, 2010. We maintain an investment policy designed to ensure the safety and preservation of our invested funds by limiting market risk and the risk of default.

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

As of April 3, 2010, we did not have any investments in mortgage backed or auction rate securities or any security investments in the financial service sector. However, we intend to closely monitor developments in the credit markets and make appropriate changes to our investment policy as we deem necessary or advisable. Based on our ability to liquidate our investment portfolio and our expected operating cash flows, we do not anticipate any liquidity constraints as a result of the current credit environment.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended April 3, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

In May 2006, the same company filed a state court lawsuit against us for malicious prosecution and abuse of process claiming that attorney’s fees, costs and other damages were due based on the outcome of the federal patent litigation suit described above. We do not believe this action has merit, particularly given the denial by the federal court of that company’s request to be awarded attorneys’ fees payable by us in the patent litigation and the subsequent federal appellate court’s affirmation of the order denying any such award. We filed a motion to have the state court complaint dismissed under California’s anti-strategic lawsuit against public participation, or anti-SLAPP, and demurrer statutes. The anti-SLAPP statute is aimed at striking lawsuits that are brought in order to quash an individual’s constitutional rights to free speech or seeking redress of grievances (i.e., filing suit). The state court granted the anti-SLAPP motion as to the abuse of process claim, but denied it as to the malicious prosecution claim. Our subsequent appeals to the appellate court and California Supreme Court were unsuccessful, and the matter has returned to Riverside County Superior Court. We moved for summary judgment on the matter based on federal preemption, but the Superior Court denied the motion. A subsequent writ of mandamus filed by us was also not successful. Trial in the matter is now set for October 25, 2010.

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

We experience competition in advanced packaging from various proximity aligner companies such as Suss Microtec AG and used projection systems. In addition, some device manufacturers may consider using reduction steppers for advanced packaging processes. In nanotechnology, we experience competition from proximity aligner companies, such as Suss Microtec, as well as other stepper manufacturers who have developed or are developing tools specifically designed for nanotechnology applications. We expect our competitors in the lithography arena to continue to improve the performance of their current products and to introduce new products with improved price and performance characteristics. This could cause a decline in sales or loss of market acceptance of our steppers in our served markets, and thereby materially adversely affect our business, financial condition and results of operations. Enhancements to, or future generations of, competing products may be developed that offer superior cost of ownership and technical performance features.

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

Historically, we have sold a substantial portion of our systems to a limited number of customers. In the three-month period ended April 3, 2010, our top five customers accounted for 98.8% of our system sales compared to 96.3% in the comparable period of 2009. We expect that sales to a relatively few customers will continue to account for a high percentage of our net sales in the foreseeable future and believe that our financial results depend in significant part upon the success of these major customers and our ability to meet their future capital equipment needs. Although the composition of the group comprising our largest customers may vary from period to period, the loss of a significant customer or any reduction in orders by a significant customer, including reductions due to market, economic or competitive conditions in the semiconductor, semiconductor packaging or nanotechnology industries or in the industries that manufacture products utilizing integrated circuits, thin film heads or other nanotechnology components, would likely have a material adverse effect on our business, financial condition and results of operations. Our ability to maintain or increase our sales in the future depends, in part, on our ability to obtain orders from new customers as well as the financial condition and success of our existing customers, the semiconductor and nanotechnology industries and the economy in general.

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

On a market application basis, sales to the semiconductor industry, primarily for advanced packaging applications and laser thermal processing applications, accounted for all of our system revenue for the three months ended April 3, 2010, as compared to 79.3% for the comparable period in 2009. We did not have any sales to nanotechnology manufacturers, including micro systems, thin film head and optical device manufacturers, for the three months ended April 3, 2010, as compared to 20.7% for the comparable period in 2009. Our future operating results and financial condition would be materially adversely impacted by a downturn in any of these industries, or by loss of market share in any of these industries. A growing portion of our backlog of system orders is comprised of laser spike annealing tools. As our laser spike annealing tools are used for the continuation of reduced device geometries and customers seldom provide us with their future technical requirements, these tools may not meet all customer’s requirements upon initial delivery and installation at the customer’s facility. As a result, acceptance of the tool by the customer could be delayed while we perform testing and attempt to meet their requirements, or the order could be cancelled if we are unable to meet those requirements. Should significant demand not materialize, due to technical, production, market, or other factors, our business, financial position and results of operations would be materially adversely impacted.

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

Although we attempt to protect our intellectual property rights through patents, copyrights, trade secrets and other measures, we believe that our success will depend more upon the innovation, technological expertise and marketing abilities of our employees. Nevertheless, we have a policy of seeking patents when appropriate on inventions resulting from our ongoing research and development and manufacturing activities. We own 163 U.S. and foreign patents, which expire on dates ranging from October 2010 to March 2027 and have 45 U.S. and foreign patent applications pending. In addition, we have various registered trademarks and copyright registrations covering mainly applications used in the operation of our systems. We also rely upon trade secret protection for our confidential and proprietary information. We may not be able to protect our technology adequately and competitors may be able to develop similar technology independently. Our pending patent applications may not be issued or U.S. or foreign intellectual property laws may not protect our intellectual property rights. In addition, litigation may be necessary to enforce our patents, copyrights or other intellectual property rights, to protect our trade secrets, to determine the validity and scope of the proprietary rights of others or to defend against claims of infringement. Such litigation has resulted in, and in the future could result in, substantial costs and diversion of resources and could have a material adverse effect on our business, financial condition and results of operations, regardless of the outcome of the litigation. Patents issued to us may be challenged, invalidated or circumvented and the rights granted thereunder may not provide competitive advantages to us. Furthermore, others may independently develop similar technology or products, or, if patents are issued to us, design around the patents issued to us. Invalidation of our patents related to those technologies, or the expiration of patents covering our key technologies, could allow our competitors to more effectively compete against us, which could result in less revenue for us.

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

In May 2006, the same company filed a state court lawsuit against us for malicious prosecution and abuse of process claiming that attorney’s fees, costs and other damages were due based on the outcome of the federal patent litigation suit described above. We do not believe this action has merit, particularly given the denial by the federal court of that company’s request to be awarded attorneys’ fees payable by us in the patent litigation and the subsequent federal appellate court’s affirmation of the order denying any such award. We filed a motion to have the state court complaint dismissed under California’s anti-strategic lawsuit against public participation (“anti-SLAPP”) and demurrer statutes. The anti-SLAPP statute is aimed at striking lawsuits that are brought in order to quash an individual’s constitutional rights to free speech or seeking redress of grievances (i.e. filing suit). The state court granted the anti-SLAPP motion as to the abuse of process claim, but denied it as to the malicious prosecution claim. Our subsequent appeals to the appellate court and California Supreme Court were unsuccessful, and the matter was returned to Riverside County Superior Court. We moved for summary judgment on the matter based on federal preemption, but the Superior Court denied the motion. A subsequent writ of mandamus filed by us was also not successful. Trial in the matter is now set for October 25, 2010.

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

International sales accounted for approximately 62.4% of total net sales for the three-month period ended April 3, 2010, compared to 31.8% in the comparable period of 2009. We anticipate that international sales will continue to account for a significant portion of total net sales. As a result, a significant portion of our net sales will continue to be subject to certain risks, including unexpected changes in regulatory requirements; difficulty in satisfying existing regulatory requirements;

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

Our cash equivalent and short-term investment portfolio as of April 3, 2010 consisted of securities and obligations of U.S. government agencies, money market funds, commercial paper and corporate debt securities. We follow an established investment policy and set of guidelines to monitor, manage and limit our exposure to interest rate and credit risk. The policy sets forth credit quality standards and limits our exposure to any one issuer, as well as our maximum exposure to various asset classes.

As a result of current financial market conditions, investments in some financial instruments, such as structured investment vehicles, sub-prime mortgage-backed securities and collateralized debt obligations, may lose some or all of their value due to liquidity and credit concerns. As of April 3, 2010, we had no holdings in these categories of investments and no impairment charge associated with our short-term investment portfolio. Although we believe our current investment portfolio has little risk of impairment, we cannot predict future market conditions or market liquidity and our investment portfolio could become impaired.

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

Accounting policies affecting many other aspects of our business, including rules relating to revenue recognition, off-balance sheet transactions, employee stock options and other equity awards, restructurings, asset disposals and asset retirement obligations, derivative and other financial instruments have recently been revised or are under review. Changes to those rules or the questioning of how we interpret or implement those rules may have a material adverse effect on our reported financial results or on the way we conduct business. In addition, our preparation of financial statements in accordance with U.S. GAAP requires that we make estimates and assumptions that affect the recorded amounts of assets and liabilities, disclosure of those assets and liabilities at the date of the financial statements and the recorded amounts of expenses during the reporting period. A change in the facts and circumstances surrounding those estimates could result in a change to our estimates and could impact our future operating results.

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

Public health issues, terrorist attacks in the United States and elsewhere, government responses thereto, and military actions in Iraq, Afghanistan and elsewhere, may disrupt our operations or those of our customers and suppliers and may affect the availability of materials needed to manufacture our products or the means to transport those materials to manufacturing facilities and finished products to customers. In June 2009, the World Health Organization declared H1N1 influenza, or swine flu, a pandemic. This pandemic or other significant public health issues could cause damage or disruption to international commerce by creating economic and political uncertainties that may have a significant negative impact on the global economy, us and our customers or suppliers. Should the severity of the H1N1 influenza pandemic increase or other public health issues arise, we could be negatively impacted by the need for more stringent employee travel restrictions, additional limitations in the availability of freight services, governmental actions limiting the movement of products between various regions and disruptions in the operations of our customers or suppliers. Any public health issues, any terrorist attacks, or the ongoing war on terrorism or other wars could increase volatility in the United States and world financial markets which may depress the price of our Common Stock and may limit the capital resources available to us or our customers or suppliers, which could result in decreased orders from customers, less favorable financing terms from suppliers, and scarcity or increased costs of materials and components of our products. Additionally, if any of these events were to directly affect or be specifically directed at us, it could significantly disrupt our ability to conduct our business. Any of these occurrences could have a significant impact on our operating results, revenues and costs and may result in increased volatility of the market price of our Common Stock.

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

As of April 3, 2010, we had options to purchase and restricted stock units for 4.1 million shares of our Common Stock outstanding. Among other determinants, the market price of our stock has a major bearing on the number of shares subject to outstanding stock options and restricted stock units that are included in the weighted-average shares used in determining our net income per share. During periods of extreme volatility, the impact of higher stock prices can have a materially dilutive effect on our net income per share. Additionally, shares subject to outstanding options and restricted stock units are excluded from the calculation of net income per share when we have a net loss or when the exercise price and the average unrecognized compensation cost of the stock option or restricted stock unit is greater than the average market price of our Common Stock, as the impact of the stock options or restricted stock units would be anti-dilutive.

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

We currently perform all of our manufacturing activities in cleanroom environments in San Jose, California, an area known for seismic activity. Performing manufacturing operations in California exposes us to a higher risk of natural disasters, including earthquakes. In addition, in the past California has experienced power shortages, which have interrupted our operations. Such shortages could occur in the future. An earthquake, other natural disaster, power shortage or other similar events could interrupt or otherwise limit our operations resulting in product shipment delays, increased costs and other problems, any of which could have a material adverse effect on our business, customer relationships and results of operations.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Reserved

Item 5.	Other Information

None.

Item 6.	Exhibits

3.1(a)	Amended and Restated Certificate of Incorporation of the Registrant, filed October 6, 1993.

3.1.1(a)	Certificate of Amendment of the Amended and Restated Certificate of Incorporation of the Company, filed May 17, 1995.

3.1.2(a)	Certificate of Amendment of the Amended and Restated Certificate of Incorporation of the Company, filed June 17, 1998.

3.1.3(a)	Certificate of Amendment of the Amended and Restated Certificate of Incorporation of the Company, filed June 20, 2003.

3.1.4(b)	Certificate of Amendment of the Amended and Restated Certificate of Incorporation of the Company, filed August 31, 2009.

3.2(c)	Amended and Restated Bylaws of the Registrant, as amended.

31.1	Certification of Chief Executive Officer required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(a)	Previously filed with our Quarterly Report on Form 10-Q for the quarter ended June 28, 2003 (Commission File No. 0-22248) and incorporated herein by reference.
(b)	Previously filed with our Quarterly Report on Form 10-Q for the quarter ended October 3, 2009 (Commission File No. 0-22248) and incorporated herein by reference.
(c)	Previously filed with our Current Report on Form 8-K filed on October 20, 2008 (Commission File No. 0-22248) and incorporated herein by reference.
*	Exhibit 32.1 is being furnished and shall not be deemed to be filed for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, nor shall such exhibit be deemed to be incorporated by reference in any registration statement or other document filed under the Securities Act, or the Exchange Act, except as otherwise stated in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ULTRATECH, INC. (Registrant)

Date: April 29, 2010	By:	/S/ BRUCE WRIGHT
Bruce Wright
Senior Vice President, Finance and Chief Financial Officer (Duly Authorized Officer and Principal Financial and Accounting Officer)

EXHIBIT INDEX

3.1(a)	Amended and Restated Certificate of Incorporation of the Registrant, filed October 6, 1993.

3.1.1(a)	Certificate of Amendment of the Amended and Restated Certificate of Incorporation of the Company, filed May 17, 1995.

3.1.2(a)	Certificate of Amendment of the Amended and Restated Certificate of Incorporation of the Company, filed June 17, 1998.

3.1.3(a)	Certificate of Amendment of the Amended and Restated Certificate of Incorporation of the Company, filed June 20, 2003.

3.1.4(b)	Certificate of Amendment of the Amended and Restated Certificate of Incorporation of the Company, filed August 31, 2009.

3.2(c)	Amended and Restated Bylaws of the Registrant, as amended.

31.1	Certification of Chief Executive Officer required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(a)	Previously filed with our Quarterly Report on Form 10-Q for the quarter ended June 28, 2003 (Commission File No. 0-22248) and incorporated herein by reference.
(b)	Previously filed with our Quarterly Report on Form 10-Q for the quarter ended October 3, 2009 (Commission File No. 0-22248) and incorporated herein by reference.
(c)	Previously filed with our Current Report on Form 8-K on October 20, 2008 (Commission File No. 0-22248) and incorporated herein by reference.
*	Exhibit 32.1 is being furnished and shall not be deemed to be filed for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, nor shall such exhibit be deemed to be incorporated by reference in any registration statement or other document filed under the Securities Act, or the Exchange Act, except as otherwise stated in such filing.