Form 10-Q
period 2010-07-03
ULTRATECH INC
filed 2010-08-03
CIK 909791

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter period ended July 3, 2010

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

Large accelerated filer	☐	Accelerated filer	☑

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding as of July 30, 2010
common stock, $0.01 par value	24,175,762

ULTRATECH, INC.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

ULTRATECH, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)	July 3, 2010	December 31, 2009*
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$67,058	$58,617
Short-term investments	105,519	101,724
Accounts receivable, net	29,063	31,426
Inventories	29,834	25,881
Prepaid expenses and other current assets	5,914	4,163

Total current assets	237,388	221,811
Equipment and leasehold improvements, net	10,904	9,841
Other assets	3,439	2,929

Total assets	$251,731	$234,581

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Notes payable	$6,000	$6,000
Accounts payable	9,926	7,112
Deferred product and services income	10,650	8,846
Other current liabilities	10,847	6,720

Total current liabilities	37,423	28,678
Other liabilities	4,351	5,935
Stockholders’ equity	209,957	199,968

Total liabilities and stockholders’ equity	$251,731	$234,581

*	The Balance Sheet as of December 31, 2009 has been derived from the audited financial statements at that date.

See accompanying notes to unaudited condensed consolidated financial statements

ULTRATECH, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended		Six Months Ended
(In thousands, except per share amounts)	July 3, 2010	July 4, 2009	July 3, 2010	July 4, 2009
Net sales:
Products	$27,637	$15,006	$51,605	$37,127
Services	3,789	3,590	7,324	7,042
Licenses	125	—	125	82

Total net sales	31,551	18,596	59,054	44,251
Cost of sales:
Cost of products sold	11,968	8,610	22,734	18,915
Cost of services	2,929	2,854	5,613	5,812

Total cost of sales	14,897	11,464	28,347	24,727

Gross profit	16,654	7,132	30,707	19,524
Operating expenses:
Research, development, and engineering	4,839	4,458	9,630	9,635
Selling, general, and administrative	8,062	5,961	15,457	12,924

Operating income (loss)	3,753	(3,287)	5,620	(3,035)
Interest expense	(5)	319	5	309
Interest and other income, net	22	2,439	196	2,394

Income (loss) before income tax	3,770	(529)	5,821	(332)
Provision (benefit) for income taxes	153	(42)	256	(36)

Net income (loss)	$3,617	$(487)	$5,565	$(296)

Net income (loss) per share - basic	$0.15	$(0.02)	$0.23	$(0.01)
Number of shares used in per share computations - basic	24,155	23,669	24,100	23,644
Net income (loss) per share - diluted	$0.15	$(0.02)	$0.23	$(0.01)
Number of shares used in per share computations - diluted	24,587	23,669	24,450	23,644

See accompanying notes to unaudited condensed consolidated financial statements

ULTRATECH, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended
(In thousands)	July 3, 2010	July 4, 2009
Cash flows from operating activities:
Net income (loss)	$5,565	$(296)
Adjustments to reconcile net income (loss) to net cash provided (used) by operating activities:
Depreciation	1,498	2,219
Amortization	300	227
Accretion of asset retirement obligations	60	84
(Gain) loss on disposal of equipment	11	(10)
Stock-based compensation	1,852	1,095
Deferred income taxes	24	(12)
Changes in operating assets and liabilities:
Accounts receivable	2,363	(810)
Inventories	(3,953)	1,702
Prepaid expenses and other current assets	(1,751)	1,155
Other assets	(595)	258
Accounts payable	2,814	(4,762)
Deferred product and services income	1,804	(1,972)
Other current liabilities	4,127	(3,841)
Other liabilities	(1,668)	(317)

Net cash provided by (used in) operating activities	12,451	(5,280)

Cash flows from investing activities:
Capital expenditures	(2,500)	(1,994)
Proceeds from sales of fixed assets	—	10
Purchase of investments in securities	(66,952)	(47,169)
Proceeds from maturities of securities	62,871	31,477

Net cash used in investing activities	(6,581)	(17,676)

Cash flows from financing activities:
Proceeds from notes payable	12,000	18,103
Repayment of notes payable	(12,000)	(14,503)
Proceeds from issuance of common stock for stock option exercises	2,617	405
Tax payment for issuance of common stock from release of restricted stock units	(46)	(454)

Net cash provided by financing activities	2,571	3,551

Net increase (decrease) in cash and cash equivalents	8,441	(19,405)
Cash and cash equivalents at beginning of period	58,617	94,034

Cash and cash equivalents at end of period	$67,058	$74,629

Supplemental disclosures of cash flow information:
Other non-cash changes:
Systems transferred from inventory to equipment and other assets	$—	$1,158

See accompanying notes to unaudited condensed consolidated financial statements

Ultratech, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

July 3, 2010

(1) Description of Business

Ultratech, Inc. (referred to herein as “Ultratech,” the “Company”, “we”, “our” or “us”) develops, manufactures and markets photolithography and laser thermal processing equipment designed to reduce the cost of ownership for manufacturers of integrated circuits and nanotechnology components located throughout North America, Europe, Japan, Taiwan and the rest of Asia.

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

(2) Basis of Presentation

The accompanying condensed consolidated financial statements include our accounts and the accounts of our subsidiaries. All intercompany accounts and transactions have been eliminated.

Our interim financial statements have been prepared in accordance with generally accepted accounting principles in the United States (U.S. GAAP) for interim financial information and the rules and regulations of the Securities and Exchange Commission (SEC) for interim financial statements and accounting policies, consistent, in all material respects with those applied in preparing our audited consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2009, filed with the SEC on March 1, 2010 (2009 Form 10-K) and include all adjustments, consisting of only normal recurring adjustments considered necessary for fair presentation.

Our fiscal periods end on the Saturday closest to month-end, except that our fiscal year ends on December 31. All references to the quarter refer to our fiscal quarter. Our fiscal quarters covered by this report ended on July 3, 2010 and July 4, 2009.

Operating results for the three and six months ended July 3, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010 or any future periods.

Certain immaterial amounts of service and product costs for prior periods have been reclassified between product cost of sales and service cost of sales in the condensed consolidated statement of operations to be consistent with current presentation.

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

Ultratech, Inc.

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

July 3, 2010

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

(3) Stock-Based Compensation

Stock-based compensation expense recognized under ASC Topic 718, Compensation – Stock Compensation (“ASC 718”), for employees and directors and the effect on our Condensed Consolidated Statements of Operations were as follows:

	Three Months Ended		Six Months Ended
	July 3,	July 4,	July 3,	July 4,
(In thousands)	2010	2009	2010	2009
Cost of sales	$68	$31	$130	$58
Research, development, and engineering	194	111	340	210
Selling, general and administrative expenses	770	431	1,382	827

Total stock-based compensation expense	$1,032	$573	$1,852	$1,095

Compensation cost capitalized as part of inventory was immaterial during each of the three month and six month periods ended July 3, 2010 and July 4, 2009.

As required by ASC 718, we estimate expected forfeitures and recognize compensation costs only for those equity awards expected to vest. As of July 3, 2010, there were $8.5 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under our 1993 Stock Option Plan/Stock Issuance Plan, as amended (“1993 Plan”), and our 1998 Supplemental Stock Option/Stock Issuance Plan, as amended ( “1998 Plan”). The costs related to stock options and restricted stock units are expected to be recognized over a weighted average period of 5.0 years and 2.4 years, respectively.

These plans provide for the grant of stock-based awards to our eligible employees, consultants and advisors and non-employee directors. We believe that such awards better align the interests of our employees with those of our stockholders. There were no shares reserved for future awards under the 1998 Plan since the plan expired on October 19, 2008. However, as of July 3, 2010, there were 2.0 million shares reserved for future awards under the 1993 Plan.

We used the following weighted-average assumptions to estimate the fair value of our stock options granted during the three month and six month periods ended July 3, 2010 and July 4, 2009:

Ultratech, Inc.

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

July 3, 2010

	Three Months Ended		Six Months Ended
	July 3,	July 4,	July 3,	July 4,
	2010	2009	2010	2009
Expected life (in years)	8.3	*	8.0	5.2
Risk-free interest rate	3.7%	*	3.5%	1.8%
Volatility	52%	*	52%	51%
Dividend yield	—	*	—	—

*	No stock options were granted for this period.

A majority of our stock options granted during the three month period ended July 3, 2010 were granted with a vesting term of 100 months and the remaining were granted with a vesting term of 50 months. As such, the weighted-average expected life of our stock options granted during the three months ended July 3, 2010 increased to 8.3 years.

(4) Basic and Diluted Net Income (Loss) Per Share

The following table sets forth the computation of basic and diluted net income (loss) per share:

	Three Months Ended		Six Months Ended
	July 3,	July 4,	July 3,	July 4,
(In thousands, except per share amounts)	2010	2009	2010	2009
Numerator:
Net income (loss)	$3,617	$(487)	$5,565	$(296)
Denominator:
Basic weighted-average shares outstanding	24,155	23,669	24,100	23,644
Effect of dilutive employee stock options and restricted stock units	432	—	350	—

Diluted weighted-average shares outstanding	24,587	23,669	24,450	23,644

Net income (loss) per share - basic:
Net income (loss)	$0.15	$(0.02)	$0.23	$(0.01)

Net income (loss) per share - diluted:
Net income (loss)	$0.15	$(0.02)	$0.23	$(0.01)

For the three month and six month periods ended July 3, 2010, 1.8 million shares (for both periods stated) of common stock subject to outstanding options were excluded from the computation of diluted net income per share, as the effect would have been anti-dilutive, compared to 4.5 million and 4.6 million shares of common stock subject to outstanding options in the corresponding periods of 2009. In addition, for each of the three month and six month periods ended July 3, 2010 and July 4, 2009, the number of shares, respectively, of common stock underlying outstanding restricted stock units excluded from the computation was immaterial. Options and restricted stock units are anti-dilutive when we have a net loss or when the exercise price and the average unrecognized compensation cost of the stock option or restricted stock unit is greater than the average market price of our common stock during the period.

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

Ultratech, Inc.

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

July 3, 2010

•	Level 3 - Model derived valuations in which one or more significant inputs or significant value drivers are unobservable.

We measure certain financial assets and liabilities at fair value on a recurring basis, including available-for-sale securities and foreign currency derivatives. The fair value of these certain financial assets and liabilities was determined using the following inputs at July 3, 2010 and December 31, 2009, respectively:

	Fair Value Measurements at July 3, 2010 Using
(In thousands)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available-for-sale securities(1)
Commercial papers	$17,096	$—	$17,096	$—
Money market funds	10,466	10,466		—
U.S. corporate debt securities	1,165	—	1,165	—
U.S. treasury bills and notes	10,061	—	10,061	—
Securities and obligations of U.S. government agencies	104,296	—	104,296	—

	143,084	10,466	132,618	—
Foreign currency derivatives(5)	(9)	—	(9)	—
Deferred compensation plan assets(3)	808	—	—	808
Deferred compensation plan liabilities(4)	(1,010)	—	—	(1,010)

	$142,873	$10,466	$132,609	$(202)

	Fair Value Measurements at December 31, 2009 Using
(In thousands)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available-for-sale securities(1)
Commercial papers	$13,996	$—	$13,996	$—
Money market funds	15,739	15,739	—	—
U.S. corporate debt securities	1,193	—	1,193	—
U.S. treasury bills and notes	15,200		15,200	—
Securities and obligations of U.S. government agencies	83,338	—	83,338	—

	129,465	15,739	113,726	—
Foreign currency derivatives(2)	79	—	79	—
Deferred compensation plan assets(3)	1,032	—	—	1,032
Deferred compensation plan liabilities(4)	(1,217)	—	—	(1,217)

	$129,359	$15,739	$113,805	$(185)

**	note—level 1 is all money market funds

(1)	Included in cash and cash equivalents and short-term investments on our condensed consolidated balance sheet. See “Investments” in Note 6 for further details.

(2)

Included in other current assets on our condensed consolidated balance sheet. Consisted of forward foreign exchange contracts for the Japanese yen. See “Derivative Instruments and Hedging” in Note 7 for further details.

(3)	Included in other assets on our condensed consolidated balance sheet.

(4)	Included in other liabilities on our condensed consolidated balance sheet.

(5)	Included in the other assets on our condensed consolidated balance sheet as a contra-asset. See note 7.

Ultratech, Inc.

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

July 3, 2010

(6) Investments

We classified all of our investments as “available for sale” as of July 3, 2010 and December 31, 2009. Accordingly, we state our investments at estimated fair value. Fair values are determined based on quoted market prices or pricing models using current market rates. We deem all investments to be available to meet current working capital requirements. The cost of securities sold was determined based on the specific identification method.

The following table summarizes our investments:

	July 3, 2010				December 31, 2009
	Amortized Cost	Accumulated Other Comprehensive		Estimated Fair Value	Amortized Cost	Accumulated Other Comprehensive		Estimated Fair Value
Cash equivalents and Available-for-sale Investments (in thousands)		Gains	Losses			Gains	Losses
Commercial papers	$17,095	$1	$—	$17,096	$13,996	$—	$—	$13,996
Money market funds	10,466	—	—	10,466	15,738	—	—	15,738
U.S. corporate debt securities	1,165	—	—	1,165	1,186	6	—	1,192
U.S. treasury bills and notes	10,059	2	—	10,061	15,203	—	3	15,200
Securities and obligations of U.S. government agencies	104,321	36	61	104,296	83,336	109	106	83,339

Total	$143,106	$39	$61	$143,084	$129,459	$115	$109	$129,465

The following table identifies the balance sheet classifications of our investments at July 3, 2010 and December 31, 2009:

(In thousands)	July 3, 2010	December 31, 2009
Cash equivalents	$37,565	$27,741
Short-term investments	105,519	101,724

Investments, at estimated fair value	$143,084	$129,465

The gross amortized cost and estimated fair value of our investments at July 3, 2010 and December 31, 2009, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because the issuers of the securities may have the right to prepay obligations without prepayment penalties.

	July 3, 2010		December 31, 2009
(In thousands)	Gross Amortized Cost	Fair Value	Gross Amortized Cost	Fair Value
Due in one year or less	$143,106	$143,084	$125,457	$125,463
Due after one year through five years	—	—	4,002	4,002

Total	$143,106	$143,084	$129,459	$129,465

The following table provides the breakdown of the cash equivalents and investments with unrealized losses at July 3, 2010:

	In Loss Position for Less Than 12 Months		In Loss Position for More Than 12 Months		Total
(In thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Securities and obligations of the U.S. government agencies	$10,265	$61	$—	$—	$10,265	$61

Total	$10,265	$61	$—	$—	$10,265	$61

Ultratech, Inc.

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

July 3, 2010

The following table provides the breakdown of the cash equivalents and investments with unrealized losses at December 31, 2009:

	In Loss Position for Less Than 12 Months		In Loss Position for More Than 12 Months		Total
Investments, in thousands	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
U.S. treasury bills and notes	$15,200	$3	$—	$—	$15,200	$3
Securities and obligations of U.S. government agencies	44,635	106	—	—	44,635	106

Total	$59,835	$109	$—	$—	$59,835	$109

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

We have not recorded any OTTI of our investments for the three month and six month periods ended July 3, 2010 and July 4, 2009.

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

Our policy is to minimize foreign currency denominated transaction and remeasurement exposure with derivative instruments, mainly forward contracts. We enter into foreign currency forward contracts that generally have maturities of nine months or less. The gains and losses on these derivatives are intended to mitigate the translation gains and losses recognized in earnings. We do not enter into foreign exchange forward contracts for speculative purposes.

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

	Asset Derivatives
		Fair Value as of
(In thousands)	Balance Sheet Location	July 3, 2010	December 31, 2009
Foreign exchange contracts	Other current assets (contra)	$(9)	$79

Total derivatives		$(9)	$79

Our derivative financial instruments are subject to both credit and market risk. Credit risk is the risk of loss due to failure of a counterparty to perform its obligations in accordance with contractual terms. Market risk is the potential change in an investment’s value caused by fluctuations in interest and currency exchange rates, credit spreads or other variables. We monitor the

Ultratech, Inc.

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

July 3, 2010

credit-worthiness of the financial institutions that are counterparties to our derivative financial instruments and do not consider the risks of counterparty nonperformance to be material. Credit and market risks, as a result of an offset by the underlying cash flow being hedged, related to derivative instruments were not considered material at July 3, 2010 and December 31, 2009.

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

We calculate hedge effectiveness at a minimum each fiscal quarter. We measure hedge effectiveness by comparing the cumulative change in the spot rate of the derivative with the cumulative change in the spot rate of the anticipated sales transactions. We record any excluded components of the hedge in interest and other income (expense), net. There was no hedge ineffectiveness for the three months ended July 3, 2010 and we did not have any derivatives classified as cash flow hedges outstanding at July 3, 2010 and December 31, 2009. As such, we did not record any accumulated losses or gains as a component of other comprehensive income (loss) at July 3, 2010 and December 31, 2009. The following sets forth the effect of the derivative instruments on our Condensed Consolidated Statements of Operations for the six month period ended July 4, 2009:

Derivatives in SFAS No. 133 Cash Flow Hedging Relationship	Amount of Loss Recognized in OCI on Derivative (Effective Portion) (in thousands)	Location of Loss Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Loss Reclassified from Accumulated OCI into Income (Effective Portion) (in thousands)	Location of Gain Recognized in Income on Derivative (Amount Excluded from Effectiveness Testing)	Amount of Gain Recognized in Income on Derivative (Amount Excluded from Effectiveness Testing) (in thousands)
Foreign exchange contracts	$ 40	Product Sales	$40	Interest and other income (expense), net	$1

Fair Value Hedging

We manage the foreign currency risk associated with Japanese yen denominated assets and liabilities using foreign exchange forward contracts. The change in fair value of these derivatives is recognized as a component of interest and other income (expense), net and is intended to offset the remeasurement gains and losses associated with the non-functional currency denominated assets and liabilities. At July 3, 2010, we had currency forward contracts for the sale of 57.8 million Japanese yen, or approximately $0.6 million. The fair value of derivatives classified as balance sheet hedges at July 3, 2010 was immaterial. The following sets forth the effect of the derivative instruments on our Condensed Consolidated Statements of Operations for the three month and six month periods ended July 3, 2010 and July 4, 2009, respectively:

		Amount of Loss Recognized in Income on Derivatives During
Derivatives in ASC 815 Fair Value Hedging Relationship	Location of Loss Recognized in Income on Derivatives	For the three months ended, July 3, 2010 (in thousands)	For the six months ended, July 3, 2010 (in thousands)

Foreign exchange contracts	Interest and other income (expense), net	$(105)	$(69)

		Amount of Gain (Loss) Recognized in Income on Derivatives During
Derivatives in ASC 815 Fair Value Hedging Relationship	Location of Gain (Loss) Recognized in Income on Derivatives	For the three months ended, July 4, 2009 (in thousands)	For the six months ended, July 4, 2009 (in thousands)

Foreign exchange contracts	Interest and other income (expense), net	$(412)	$231

Ultratech, Inc.

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

July 3, 2010

(8) Inventories

Inventories consist of the following:

	July 3,	December 31,
(In thousands)	2010	2009
Raw materials	$12,417	$9,739
Work-in-process	11,075	5,342
Finished products	6,342	10,800

	$29,834	$25,881

(9) Notes Payable

We have a line of credit agreement with a brokerage firm. Under the terms of this agreement, we may borrow funds at a cost equal to the current Federal funds open rate plus 125 basis points (approximately 1.42% as of July 3, 2010). Funds are advanced to us under this facility based on pre-determined advance rates on the cash and securities held by us in this brokerage account. Under this facility, we may borrow up to 75% of our total cash, cash equivalents and investments balance in this brokerage account with no restriction in the use of those assets. This agreement has no set expiration date and there are no loan covenants, other than the aforementioned collateral requirement. As of July 3, 2010 and as of December 31, 2009, $6.0 million was outstanding under this facility, with a related collateral requirement of approximately $8.0 million of our cash, cash equivalents and investments.

(10) Other Current Liabilities

Other current liabilities consist of the following:

	July 3,	December 31,
(In thousands)	2010	2009
Salaries and benefits	$5,909	$3,753
Warranty accrual	2,120	1,710
Accrued taxes-other	478	288
Capital lease, current portion	124	120
Advanced billing	1,241	50
Other	975	799

	$10,847	$6,720

Warranty Accrual

We generally warrant our products for material and labor to repair the product for a period of twelve months for new products, or three months for refurbished products, for material and labor to repair the product from the date of customer acceptance. Accordingly, an accrual for the estimated cost of the warranty is recorded at the time the product is shipped. Extended warranty terms, if granted, result in deferral of revenue equating to our standard pricing for similar service contracts. Recognition of the related warranty cost is deferred until product revenue is recognized. Factors that affect our warranty liability include the number of installed units, historical and anticipated rates of warranty claims, and cost per claim. We periodically assess the adequacy of our recorded warranty liabilities and adjust the amounts as necessary. We believe our warranty accrual, as of July 3, 2010, is sufficient to satisfy outstanding obligations as of that date. Changes in our warranty accrual are as follows:

	Three Months Ended		Six Months Ended
	July 3,	July 4,	July 3,	July 4,
(In thousands)	2010	2009	2010	2009
Balance, beginning of the period	$2,108	$1,136	$1,710	$1,522
Warranties accrued for shipments during the period	502	359	1,293	624
Settlements made during the period	(350)	(580)	(524)	(1,319)
Changes in accrued warranty liabilities	(140)	80	(359)	168

Balance, end of the period	$2,120	$995	$2,120	$995

Ultratech, Inc.

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

July 3, 2010

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

	Three Months Ended		Six Months Ended
(In thousands)	July 3, 2010	July 4, 2009	July 3, 2010	July 4, 2009
Balance, beginning of the period	$2,173	$2,107	$1,907	$2,117
Service contracts sold during the period	641	462	1,575	1,302
Service contract revenue recognized during the period	(557)	(627)	(1,225)	(1,477)

Balance, end of the period	$2,257	$1,942	$2,257	$1,942

(11) Other Liabilities

Other liabilities consist of the following:

(In thousands)	July 3, 2010	December 31, 2009
Deferred rent	$353	$781
Deferred compensation	1,010	1,217
Long-term income taxes payable	694	670
Asset retirement obligation	1,435	2,162
Postretirement medical obligation	634	616
Long-term capital lease	202	265
Other	23	224

	$4,351	$5,935

Pursuant to the terms of the lease amendment signed in October 2009, in consideration for the waiver of certain asset retirement obligations set forth in the original lease of a building in San Jose, California, we paid the landlord $0.6 million and surrendered possession of the premises on March 31, 2010.

(12) Accumulated Other Comprehensive Income (Loss)

The components of comprehensive income (loss), net of tax, are as follows:

	Three Months Ended		Six Months Ended
(In thousands)	July 3, 2010	July 4, 2009	July 3, 2010	July 4, 2009
Net income (loss)	$3,617	$(487)	$5,565	$(296)
Other comprehensive income (loss):
Unrealized gain (loss) on available-for-sale investments	30	(19)	(29)	(348)

Net unrealized gain (loss) on available-for-sale investments	30	(19)	(29)	(348)
Unrealized gain on foreign exchange forward contracts	—	—	—	84
Change in minimum postretirement medical obligation	15	65	30	74

Comprehensive income (loss)	$3,662	$(441)	$5,566	$(486)

Ultratech, Inc.

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

July 3, 2010

Accumulated other comprehensive loss, net of tax, is comprised of the following items:

	July 3,	December 31,
(In thousands)	2010	2009
Unrealized gain (loss) on:
Available-for-sale investments	$(23)	$6
Change in minimum postretirement medical obligation	(14)	(44)

Accumulated other comprehensive loss at end of period	$(37)	$(38)

(13) Exit Activities

We did not have any exit activity during the three month and six month periods ended July 3, 2010. As a result there were no exit activity liabilities as of July 3, 2010.

During the first quarter of 2009, in an effort to reduce company-wide expenses, we eliminated 21 full-time positions, 90% in the United States and 10% internationally. We recorded severance and benefits charges totaling $0.6 million during the three month period ended July 4, 2009. Of this $0.6 million, $0.3 million was recorded as research, development and engineering expenses, $0.2 million as cost of sales and the remaining $0.1 million as selling, general and administrative expenses.

(14) Employee Benefit Plans

Employee bonus plans

We currently sponsor an executive incentive bonus plan that distributes employee awards based on the achievement of predetermined targets. We recorded a charge of $1.2 million and $1.7 under this bonus plan for the three month and six month periods ended July 3, 2010, respectively, as compared to $0.1 and $0.2 million for the corresponding periods of 2009.

Employee savings and retirement plans

We sponsor a 401(k) employee salary deferral plan that allows voluntary contributions by all full-time employees of from 1% to 20% of their pretax earnings. We may also make matching contributions to this plan at our discretion. Our contributions, when made, are limited to a maximum of $2,000 per year per employee, generally become 20% vested at the end of an employee’s first year of service from the date of hire, and vest 20% per year of service thereafter until they become fully vested at the end of five years of service. We did not make any contributions to this plan for the three month and six month periods ended July 3, 2010 and July 4, 2009.

We also sponsor an executive non-qualified deferred compensation plan (the “Plan”) that allows qualifying executives to defer current cash compensation. As of July 3, 2010, Plan assets of $0.8 million, representing the cash surrender value of life insurance policies held by us, and liabilities of $1.0 million were included in our Consolidated Balance Sheets under the captions “Other assets” and “Other liabilities”, respectively. The related Plan expenses for each of the three month periods ended July 3, 2010 and July 4, 2009 were immaterial.

Postretirement benefits

We have committed to providing and fully paying for lifetime postretirement medical and dental benefits to our Chief Executive Officer and Chief Financial Officer and their spouses, commencing after retirement. We recorded net periodic benefit costs of $23,000 and $47,000 for the three month and six month periods ended July 3, 2010, as compared to $71,000 and $92,000 for each of the three month and six month periods ended July 4, 2009. These expenses included interest cost and amortization of prior service cost.

Ultratech, Inc.

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

July 3, 2010

(15) Income Taxes

For the three month and six month periods ended July 3, 2010, we recorded an income tax provision of $0.2 million and $0.3 million, respectively, as compared to $42,000 and $36,000 of tax benefits for the comparable periods in 2009. The income tax provision recognized for the three months ended July 3, 2010 resulted primarily from foreign and federal income taxes.

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

We currently have a full valuation allowance against our U.S. net deferred tax asset. Each quarter we assess the likelihood that we will be able to recover our deferred tax assets. As a result of our analysis, we concluded that it is more likely than not that, as of July 3, 2010, our net deferred tax assets will not be realized, with the exception of those in Japan and Taiwan. Therefore, we continue to provide a full valuation allowance against net deferred tax assets outside of Japan and Taiwan. We closely monitor available evidence, and may release some or all of the valuation allowance in future periods.

We are subject to federal and state tax examinations for years 1994 forward and 1997 forward, respectively, by virtue of the tax attributes carrying forward from those years. We are also subject to audits in the foreign jurisdictions in which we operate for years 2001 and forward. There are no material income tax audits currently in progress as of July 3, 2010.

(16) Commitments and Contingencies

Commitments

In March 2010, the Company entered into a building lease agreement in preparation for the expansion of our manufacturing operations in Singapore. The initial term of the lease is three years and accounted for as an operating lease.

In July 2007, we capitalized a five-year lease agreement for a new phone system recorded as office equipment. The amortization of this phone system is included with depreciation expense.

In August 2008 and December 2009, we entered into agreements with a leasing company for the sale and leaseback of certain assets for an initial term of four years. The sale price of the items was $6.8 million and $5.4 million for the sale in 2008 and 2009, respectively. There was no gain or loss from this transaction. Under this sale-leaseback arrangement, we have an option to purchase the assets back at the future current fair market value upon the expiration of the lease in 2012 and 2013, respectively. The lease is classified as an operating lease in accordance with ASC Topic 840, Leases. In January 2009, we bought back assets with values totaling $1.3 million. We did not buy back any assets during the three month period ended July 3, 2010. In April 2010, we bought back an asset with a value of $1.2 million. As of July 3, 2010, the minimum future lease payments to be made under these agreements were $4.3 million.

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

Ultratech, Inc.

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

July 3, 2010

Legal Proceedings

On July 11, 2003, we filed a lawsuit against a Southern California company asserting infringement of certain claims related to U.S. patent No. 5,621,813 in the U.S. District Court in and for the Northern District of California. On May 17, 2005, the court found the subject patent to be invalid. We appealed this decision. The defendant subsequently brought a motion for reimbursement of its attorneys’ fees and costs in a total asserted amount of approximately $2 million. We opposed this motion, and on October 12, 2005, the District Court denied the defendant’s request for attorneys’ fees in its entirety. The defendant appealed that decision. On November 3, 2005, the defendant filed a notice of appeal with respect to the court’s ruling on its motion for attorneys’ fees. In March 2006, the Federal Circuit court upheld the district court’s ruling that the subject patent is invalid. On August 8, 2006, the Federal Circuit court upheld the District Court’s denial of attorneys’ fees. Neither side appealed the rulings by the Federal Circuit.

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

RESULTS OF OPERATIONS

We derive a substantial portion of our total net sales from sales of a relatively small number of newly manufactured systems, which typically range in price from $1.0 million to $6.0 million. As a result of these high sale prices, the timing and recognition of revenue from a single transaction has had and most likely will continue to have a significant impact on our net sales and operating results for any particular period.

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

Net Sales

Second Quarter

	Three Months Ended
(In thousands, except percentages)	July 3, 2010	July 4, 2009	Amount of Change	Percentage Change
Sales of:
Products	$27,637	$15,006	$12,631	84.2%
Services	3,789	3,590	199	5.5%
Licenses	125	—	125	—

Total net sales	$31,551	$18,596	$12,955	69.7%

Net sales consist of revenues from products (system, system upgrades, and spare parts sales), services, and licensing of technologies. Product sales increased 84.2% to $27.6 million for the three month period ended July 3, 2010, compared to $15.0 million in the corresponding quarter of 2009. The increase was due to i) increased systems sales of $11.0 million and ii) increased systems upgrades of $1.6 million; as compared to the corresponding periods of 2009. The increase in product revenue was a result of unit increases in all our market segments.

On a product market application basis, systems sales to the semiconductor industry increased $9.2 million to $20.9 million for the three month period ended July 3, 2010, compared to $11.7 million in the corresponding quarter of 2009. Semiconductor industry sales consist of sales to the advanced packaging market, the laser processing applications market and the semiconductor market.

Nanotechnology market sales increased $3.9 million for the three month period ended July 3, 2010 compared to no system sales in the corresponding quarter of 2009. System sales to the nanotechnology market are highly dependent on customer capacity demand in the industries we serve, including thin film heads, automotive MEMS, LED/laser diodes, and ink jet print heads, and therefore we expect to experience significant variations in sales to this market from quarter to quarter.

Service sales for the three months ended July 3, 2010 increased $0.2 million to $3.8 million as compared $3.6 million during the same period of 2009. The increase in service revenue was a result of increased service contract revenue of $0.3 million and a decline of other service revenue of $0.1 million.

License sales consisted of $0.1 million of royalty revenues for the three months ended July 3, 2010 as compared to no sales for the corresponding quarter of July 4, 2009. License revenue fluctuations are due to the timing and frequency of tool resales by our existing customers to third parties and from royalty arrangements. Pursuant to our license arrangements, such transactions are subject to a license fee based on units sold. Future revenues from licensing activities, if any, will be contingent upon existing and future licensing arrangements. We may not be successful in generating licensing revenues in the future and do not anticipate the recognition of significant levels of licensing income during the remainder of 2010.

At July 3, 2010, the Company had $10.7 million of net deferred product and services income compared to $8.8 million at December 31, 2009. The gross amount of deferred revenues at July 3, 2010 was $16.2 million as compared to $13.4 million at December 31, 2009. The gross amount of deferred costs at July 3, 2010 was $5.5 million as compared to $4.5 million at December 31, 2009. Deferred product income is recognized as revenue upon satisfying the contractual obligations for installation and/or customer acceptance. Deferred services income is recognized as revenue ratably over the contract period (for time-based service contracts), or as purchased services are rendered (for contracts based on a purchased quantity of hours).

For the three months ended July 3, 2010, international net sales were $27.1 million, or 85.8% of total net sales, compared with $15.3 million, or 82.4% of total net sales for the corresponding quarter of 2009. For the three months ended July 3, 2010 compared to the corresponding 2009 quarter, sales to Europe increased by $3.4 million, sales to Japan decreased by $3.6 million, sales to Taiwan increased by $7.5 million, sales to Korea increased $5.0 million, and sales to the rest of Asia decreased by $0.5 million.

Our international revenue generally is not subject to significant exchange rate fluctuations, principally because sales contracts for our systems are mainly denominated in U.S. dollars. In Japan, however, orders are sometime denominated in Japanese yen. Yen denominated contracts subjects us to the risk of currency fluctuations. We attempt to mitigate this risk by entering into foreign currency forward exchange contracts for the period between when an order is received and when it is recorded as revenue. After recording revenue, we use various mechanisms such as natural hedges to offset substantial portions of the gains or losses associated with our Japanese yen denominated receivables due to exchange rate fluctuations. We had approximately 51.0 million Japanese yen denominated receivables at July 3, 2010. International sales expose us to a number of additional risks, including fluctuations in the value of local currencies relative to the U.S. dollar, which impact the relative cost of ownership of our products and, thus, the customer’s willingness to purchase our product. (See Part II, Item 1A, “Risk Factors” herein).

Year-To-Date

	Six Months Ended
(In thousands, except percentages)	July 3, 2010	July 4, 2009	Amount of Change	Percentage Change
Sales of:
Products	$51,605	$37,127	$14,478	39.0%
Services	7,324	7,042	282	4.0%
Licenses	125	82	43	52.4%

Total net sales	$59,054	$44,251	$14,803	33.5%

Product sales increased 39.0% to $51.6 million for the six month period ended July 3, 2010 as compared to the same quarter in 2009. The increase was due to i) increased systems sales of $12.9 million and ii) increased systems upgrades of $1.6 million. The increase in product revenue was a result of unit increases in all our market segments.

On a market segment basis during the six months ended July 3, 2010, system sales to the semiconductor industry increased by $14.1 million to $41.9 million from the corresponding period of 2009. This increase was due to i) a $7.8 million increase in sales to the advanced packaging market, ii) a $5.7 million increase in sales to the laser processing market, and iii) a $0.8 million increase in sales to the semiconductor market partially offset by a $0.2 million decrease in sales to the nanotechnology market.

Service revenue during the six months ended July 3, 2010 increased $0.3 million or 4.0% from the comparable period of 2009 as a result of increased contract revenue of $0.4 million that was offset by a decline of service revenue of $0.1 million. Revenues from licensing activities increased in the six months ended July 3, 2010 as compared to the same period of 2009. During the period ending July 4, 2009 there was less than $0.1 million licensing revenue associated with our royalty arrangements.

For the six months ended July 3, 2010, international net sales were $44.3 million, or 75.0% of total net sales, as compared with $23.5 million, or 53.1% of total net sales, for the comparable period of 2009. For the six months ended July 3, 2010, as compared to the same period of 2009, the $20.8 million increase in international revenue was due to i) increased sales to Taiwan of $11.2 million, ii) increased sales to Korea of $10.5 million, iii) increased sales to Europe of $7.4 million which were partially offset by decreases in i) sales to Japan of $4.3 million and ii) sales to the rest of Asia of $4.0 million.

Gross Profit

On a comparative basis, gross margins increased to 52.8% for the three month period ended July 3, 2010, compared to 38.4% for the corresponding period of 2009. This 14.4 percentage point increase in gross margin was due to i) a 4.9 percentage point increase from improved product mix, ii) an 8.4 percentage point increase from volume increases, iii) a 0.7 percentage point increase from improved service costs with the remainder related to improvements in warranty costs and from license revenue.

Gross margin for the six month period ended July 3, 2010 increased to 52.0% compared to 44.1% in the corresponding quarter of 2009. This 7.9 percentage point increase was due to i) a 4.9 percentage point increase in sales volume, ii) a 1.8 percentage point improvement from product mix and. iii) a 1.2 percentage point benefit in other product and service costs.

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

Operating Expenses

Second Quarter

	Three Months Ended
(In thousands, except percentages)	July 3, 2010	July 4, 2009	Amount of Change	Percentage Change
Research, development, and engineering	$4,839	$4,458	$381	8.5%
Selling, general, and administrative	8,062	5,961	2,101	35.2%

Total operating expenses	$12,901	$10,419	$2,482	23.8%

Research, development and engineering expenses for the three month period ended July 3, 2010 were $4.8 million, as compared to $4.5 million for the corresponding period in 2009. This increase was attributable to an additional $0.2 million and $0.1 million of patent expenses and salaries, as compared to the corresponding quarter in 2009. As a percentage of net sales, research, development and engineering expenses for the three month period ended July 3, 2010 decreased to 15.3% from 24.0% for the corresponding quarter of 2009. This percentage decrease was due to the increase in net sales as compared to the corresponding quarter of 2009.

Selling, general, and administrative expenses for the three month period ended July 3, 2010 were $8.1 million as compared to $6.0 million for the corresponding quarter of 2009. This increase was attributable to i) $0.7 million bonus expense under our executive incentive bonus plan, ii) $0.5 million in compensation expense, iii) $0.3 million in travel related expenses and iv) $0.6 million of other expense. As a percentage of net sales, selling, general and administrative expenses for the three months ended July 3, 2010 decreased to 25.6% from 32.1% for the corresponding quarter of 2009. This percentage decrease was due to the increase in net sales as compared to the corresponding quarter of 2009.

Year-To-Date

	Six Months Ended
(In thousands, except percentages)	July 3, 2010	July 4, 2009	Amount of Change	Percentage Change
Research, development, and engineering	$9,630	$9,635	$(5)	-0.1%
Selling, general, and administrative	15,457	12,924	2,533	19.6%

Total operating expenses	$25,087	$22,559	$2,528	11.2%

Research, development and engineering expenses were unchanged at $9.6 million for the six month periods ended July 3, 2010 and July 4, 2009, respectively. As a percentage of net sales, research, development and engineering expenses for the six month period ended July 3, 2010 decreased to 16.3% from 21.8% for the corresponding period of 2009. This percentage decrease was due to the increase in net sales as compared to the corresponding quarter of 2009.

Selling, general and administrative expenses were $15.5 million for the six month period ended July 3, 2010 as compared with $12.9 million for the corresponding period in 2008. This increase was due to the following: i) bonus plan and compensation related expenses of $0.7 million and $0.8 million, respectively, ii) $0.5 million of field related expenses, iii) $0.2 million of travel related expenses, iv) $0.2 million of commission and marketing related expenses, and v) sales leaseback amortization and deprecation expenses. As a percentage of total net sales, selling, general and administrative expenses for the six month period ended July 3, 2010 decreased to 26.2% from 29.2% for the corresponding period of 2009. This decrease was due to the increase in net sales as compared to the corresponding quarter of 2009 discussed above.

Interest and Other Income (Expense), Net

Interest and other income (expense), net, which consists primarily of interest income and gain (loss) from foreign currency exchange, was a net income of $17,000 and $0.2 million for the three and six month periods ended July 3, 2010, respectively. In comparison, interest and other income the three and six month periods ended July 4, 2009 were $2.8 million and $2.7 million, respectively. This increase was primarily attributable to the recognition of a foreign consumption tax incentive totaling $2.5 million.

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

The cost of securities sold was determined based on the specific identification method. As of July 3, 2010, the weighted-average maturity of our investment portfolio was less than a year. Changes in interest rates have had, and will continue to have, an impact on our interest income.

Provision (Benefits) for Income Taxes

For the three month and six month periods ended July 3, 2010, we recorded an income tax provision of $0.2 million and $0.3 million, as compared to $42,000 and $36,000 of tax benefits for the comparable periods in 2009. The income tax provision recognized for the three month and six month periods ended July 3, 2010 resulted primarily from foreign and federal income taxes. Income tax estimates can be affected by whether and within which jurisdictions future earnings will occur and how and when cash is repatriated to the United States, as well as other aspects of an overall income tax strategy. Additionally, taxing jurisdictions could retroactively disagree with our tax treatment of certain items, and some historical transactions have income tax effects going forward. Accounting rules require these future effects to be evaluated using current laws, rules and regulations, each of which can change at any time and in an unpredictable manner. We believe we have adequately provided for any reasonably foreseeable outcome related to these matters, and we do not anticipate any material earnings impact from their ultimate resolution.

Each quarter we assess the likelihood that we will be able to recover our deferred tax assets. We consider available evidence, both positive and negative, including historical levels of income, expectations and risks associated with estimates of future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance. As a result of our analysis, we concluded that it is more likely than not that, as of July 3, 2010, our net deferred tax assets will not be realized, with the exception of those in Japan and Taiwan. Therefore, we continue to provide a full valuation allowance against net deferred tax assets outside of Japan and Taiwan. We closely monitor available evidence, and may release some or all of the valuation allowance in future periods.

We are subject to federal and state tax examination for years 1994 forward and 1997 forward, respectively, by virtue of the tax attributes carrying forward from those years. We are also subject to audits in the foreign jurisdictions in which we operate for years 2001 and forward. There are no material income tax audits currently in progress as of July 3, 2010.

Outlook

The anticipated timing of orders, shipments and customer acceptances usually requires that we fill a number of production slots in any given quarter in order to meet our sales targets. If we are unsuccessful in our efforts to secure those production orders, or if existing production orders are delayed or cancelled, our results of operations will be materially adversely impacted. Accordingly, we may not be able to achieve or maintain our current or prior level of sales. We presently expect net sales for the third quarter of 2010 will increase 15% to 20% from the net sales reported in the second quarter of 2010. For the full fiscal year of 2010, we believe that total net sales will increase 35% to 45% from the amount reported for 2009. We anticipate our cash flow to be positive for each quarter of 2010.

Because our net sales are subject to a number of risks, including risks associated with the market acceptance of our new laser processing product line, delays in customer acceptance, intense competition in the capital equipment industry, uncertainty relating to the timing and market acceptance of our products, and the condition of the macro-economy and the semiconductor industry and the other risks described in this report and in our Annual Report on Form 10-K for the year ended December 31, 2009, we may not exceed or even maintain our current or prior level of net sales for any period in the future. Additionally, we believe that the market acceptance and volume production of our advanced packaging systems, laser processing systems and our 1000 Platform steppers are of critical importance to our future financial results. At July 3, 2010, these critical systems represented approximately 88.1% of our backlog. To the extent that these products do not achieve or maintain significant sales due to difficulties involving manufacturing or engineering, the inability to reduce the current long manufacturing cycles for these products, competition, excess capacity in the semiconductor or nanotechnology device industries, or for any other reason, our business, financial condition and results of operations would be materially adversely affected.

We expect sales to international customers will continue to represent a significant portion of our revenues during fiscal 2010.

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operating activities was $12.5 million for the six months ended July 3, 2010, compared with $5.3 million of cash used by operations for the comparable period in 2009. Net cash provided by operating activities during the six months ended July 3, 2010 was attributable to i) $9.3 million of cash from operations activities after non-cash adjustments and ii) a $3.2 million net cash provided by changes in our working capital.

Changes in working capital inflows were due to, i) improved accounts receivable collections efforts of $2.4 million, ii) timing of vendor payments in accounts payable for $2.8 million, iii) timing differences between shipments to customers and revenue recognition activities in deferred income of $1.8 million and iv) timing of other payments and accruals in other current and non-current liabilities of $2.5 million.

Working capital outflows were due to, i) purchases of raw material inventories to meet production needs of $4.0 million and ii) other accounts receivable, prepaid expenses, and other assets of $2.3 million. We continued to invest in the expansion of our manufacturing capabilities in Singapore and spent $1.7 million during the three month period ended July 3, 2010.

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

During the six months ended July 3, 2010, net cash used in investing activities was $6.6 million, attributable to net purchase of short-term investments of $4.1 million and capital expenditures of $2.5 million.

Net cash provided by financing activities was $2.6 million during the six months ended July 3, 2010, attributable to proceeds from the issuance of common stock for the exercise of 198,772 employee stock options. The exercised stock options had a weighted average exercise price per share of $13.17. There were no other stock issuances for the six month period ending July 3, 2010.

At July 3, 2010, the Company had working capital of $200.0 million. Our principal sources of liquidity at July 3, 2010 consisted primarily of $166.6 million in cash, cash equivalents and short-term investments, net of outstanding borrowings under our line of credit. We have a line of credit agreement with a brokerage firm. Under the terms of this agreement, we may borrow funds at a cost equal to the current Federal funds open rate plus 125 basis points (approximately 1.42% as of July 3, 2010). Certain of our cash, cash equivalents and marketable securities secure borrowings outstanding under this facility, but we are not restricted in the use of those assets. Funds are advanced to us under this facility in accordance with pre-determined advance rates based on the cash and securities held by us in this brokerage account. This agreement has no set expiration date and there are no loan covenants other than a collateral requirement. As of July 3, 2010, $6.0 million was outstanding under this facility, with a related collateral requirement of approximately $8.0 million of our cash, cash equivalents and short-term investments.

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

Interest Rate Risk

Our exposure to market risk due to potential changes in interest rates relates primarily to our investment portfolio, which consisted primarily of fixed interest rate instruments as of July 3, 2010. We maintain an investment policy designed to ensure the safety and preservation of our invested funds by limiting market risk and the risk of default.

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

As of July 3, 2010, we did not have any investments in mortgage backed or auction rate securities or any security investments in the financial service sector. However, we intend to closely monitor developments in the credit markets and make appropriate changes to our investment policy as we deem necessary or advisable. Based on our ability to liquidate our investment portfolio and our expected operating cash flows, we do not anticipate any liquidity constraints as a result of the current credit environment.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the three month period ended July 3, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

On July 11, 2003, we filed a lawsuit against a Southern California company asserting infringement of certain claims related to U.S. patent No. 5,621,813 in the U.S. District Court in and for the Northern District of California. On May 17, 2005, the court found the subject patent to be invalid. We appealed this decision. The defendant subsequently brought a motion for reimbursement of its attorneys’ fees and costs in a total asserted amount of approximately $2 million. We opposed this motion, and on October 12, 2005, the District Court denied the defendant’s request for attorneys’ fees in its entirety. The defendant appealed that decision. On November 3, 2005, the defendant filed a notice of appeal with respect to the court’s ruling on its motion for attorneys’ fees. In March 2006, the Federal Circuit court upheld the district court’s ruling that the subject patent is invalid. On August 8, 2006, the Federal Circuit court upheld the District Court’s denial of attorneys’ fees. Neither side appealed the rulings by the Federal Circuit.

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

In addition to risks described in the foregoing discussions, the following risks apply to our business and us:

The continuing uncertainty from the recent global financial and economic crisis could result in the cancellation, deferral or rescheduling of orders by our customers as well as changes in projection of new business.

Orders in backlog are subject to cancellation, deferral or rescheduling by a customer with limited or no penalties. Sales of our systems depend, in significant part, upon the decision of a prospective customer to increase manufacturing capacity or to restructure current manufacturing facilities, either of which typically involves a significant commitment of capital. Further, the purchase of our products involves a significant commitment of capital on the part of our customers. If the markets for our customers’ products experience a period of declining demand or if our customers’ ability to raise capital is limited, they may choose to cancel, delay or reschedule purchases of our products. The recent global financial and economic crisis and the continuing uncertainty created thereby could result in such a decline in demand or limited ability to raise capital, or could otherwise affect our customers’ markets, financial condition or willingness to incur expenses. As a result, we could experience the cancellation, delay or rescheduling of orders in our current backlog or of orders we currently expect to receive. Any such decision by our customers or potential customers would adversely affect our net sales and results of operations.

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

We currently spend, and expect to continue to spend, significant resources to develop, introduce and commercialize our laser processing systems and lithography products, and we may not be successful in achieving or increasing sales of these products.

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

Another potential advanced annealing solution utilizes flash lamp annealing technology, or FLA. Several companies have published papers on annealing tools that incorporate flash lamp technology in order to reduce annealing times and increase anneal temperatures. Developers of FLA technology claim to have overcome annealing difficulties at the 65nm node. This technique, which employs flash lamps, has shown improvements over RTP in junction depth and sheet resistance, but we believe FLA suffers from pattern-related non-uniformities and could require additional, costly processes to equalize the reflectivity of different areas within the chip or wafer. Our proprietary laser processing solution has been specifically developed to provide junction annealing on near-instantaneous time-scales, while achieving high activation levels. Laser spike annealing, our first implementation of laser processing, activates dopants in the microsecond-to-millisecond time frame without melting. Our research indicates that, at temperatures just below the melting point of silicon, time durations in the microsecond to millisecond range, are required to achieve full activation, and minimal dopant diffusion.

Additionally, competition to our laser processing products may come from other laser annealing tools, including those presently being used by the flat panel display industry to re-crystallize silicon. Manufacturers of these tools may try to extend the use of their technologies to semiconductor device applications.

We believe that in order to be competitive, we will need to continue to invest significant financial resources in new product development, new features and enhancements to existing products, the introduction of new stepper systems in our served markets on a timely basis, and maintaining customer service and support centers worldwide. In marketing our products, we may also face competition from vendors employing other technologies. In addition, increased competitive pressure has led to intensified price-based competition in certain of our markets, resulting in lower prices and margins. Should these competitive trends continue, our business, financial condition, and operating results may be materially adversely affected.

We sell our products primarily to a limited number of customers and to customers in a limited number of industries, which subjects us to increased risks related to the business performance of our customers, and therefore their need for our products, and the business cycles of the markets into which we sell.

Historically, we have sold a substantial portion of our systems to a limited number of customers. In the three month and six month periods ended July 3, 2010, our top five customers accounted for 82.5% and 82.4% of our system sales compared to 98.9% and 84.3% in the comparable periods of 2009. We expect that sales to a relatively few customers will continue to account for a high percentage of our net sales in the foreseeable future and believe that our financial results depend in significant part upon the success of these major customers and our ability to meet their future capital equipment needs. Although the composition of the group comprising our largest customers may vary from period to period, the loss of a significant customer or any reduction in orders by a significant customer, including reductions due to market, economic or competitive conditions in the semiconductor, semiconductor packaging or nanotechnology industries or in the industries that manufacture products utilizing integrated circuits, thin film heads or other nanotechnology components, would likely have a material adverse effect on our business, financial condition and results of operations. Our ability to maintain or increase our sales in the future depends, in part, on our ability to obtain orders from new customers as well as the financial condition and success of our existing customers, the semiconductor and nanotechnology industries and the economy in general.

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

On a market application basis, sales to the semiconductor industry, primarily for advanced packaging applications and laser thermal processing applications, accounted for 84.3% of our system sales for the three months ended July 3, 2010, as compared to 100% for the comparable period in 2009. The Company had sales to nanotechnology manufacturers of 15.7%.for the three months ended July 3, 2010, as compared to 0% for the comparable period in 2009. Our future operating results and financial condition would be materially adversely impacted by a downturn in any of these industries, or by loss of market share in any of these industries. A growing portion of our backlog of system orders is comprised of laser spike annealing tools. As our laser spike annealing tools are used for the continuation of reduced device geometries and customers seldom provide us with their future technical requirements, these tools may not meet all customers’ requirements upon initial delivery and installation at the customer’s facility. As a result, acceptance of the tool by the customer could be delayed while we perform testing and attempt to meet their requirements, or the order could be cancelled if we are unable to meet those requirements. Should significant demand not materialize, due to technical, production, market, or other factors, our business, financial position and results of operations would be materially adversely impacted.

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

Although we attempt to protect our intellectual property rights through patents, copyrights, trade secrets and other measures, we believe that our success will depend more upon the innovation, technological expertise and marketing abilities of our employees. Nevertheless, we have a policy of seeking patents when appropriate on inventions resulting from our ongoing research and development and manufacturing activities. We own 163 U.S. and foreign patents, which expire on dates ranging from October 2010 to March 2027 and have 59 U.S. and foreign patent applications pending. In addition, we have various registered trademarks and copyright registrations covering mainly applications used in the operation of our systems. We also rely upon trade secret protection for our confidential and proprietary information. We may not be able to protect our technology adequately and competitors may be able to develop similar technology independently. Our pending patent applications may not be issued or U.S. or foreign intellectual property laws may not protect our intellectual property rights. In addition, litigation may be necessary to enforce our patents, copyrights or other intellectual property rights, to protect our trade secrets, to determine the validity and scope of the proprietary rights of others or to defend against claims of infringement. Such litigation has resulted in, and in the future could result in, substantial costs and diversion of resources and could have a material adverse effect on our business, financial condition and results of operations, regardless of the outcome of the litigation. Patents issued to us may be challenged, invalidated or circumvented and the rights granted thereunder may not provide competitive advantages to us. Furthermore, others may independently develop similar technology or products, or, if patents are issued to us, design around the patents issued to us. Invalidation of our patents related to those technologies, or the expiration of patents covering our key technologies, could allow our competitors to more effectively compete against us, which could result in less revenue for us.

On July 11, 2003, we filed a lawsuit against a Southern California company asserting infringement of certain claims related to U.S. patent No. 5,621,813 in the U.S. District Court in and for the Northern District of California. On May 17, 2005, the court found the subject patent to be invalid. We appealed this decision. The defendant subsequently brought a motion for reimbursement of its attorneys’ fees and costs in a total asserted amount of approximately $2 million. We opposed this motion, and on October 12, 2005, the District Court denied the defendant’s request for attorneys’ fees in its entirety. The defendant appealed that decision. On November 3, 2005, the defendant filed a notice of appeal with respect to the court’s ruling on its motion for attorneys’ fees. In March 2006, the Federal Circuit court upheld the district court’s ruling that the subject patent is invalid. On August 8, 2006, the Federal Circuit court upheld the District Court’s denial of attorneys’ fees. Neither side appealed the rulings by the Federal Circuit.

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

International sales accounted for approximately 85.8% and 75.0% of total net sales for the three month and six month periods ended July 3, 2010, compared to 82.4% and 53.1% in the comparable periods of 2009. We anticipate that international sales will continue to account for a significant portion of total net sales. As a result, a significant portion of our net sales will continue to be subject to certain risks, including unexpected changes in regulatory requirements; difficulty in satisfying existing regulatory requirements; exchange rate fluctuations; tariffs and other barriers; political and economic instability; difficulties in accounts receivable collections; reduced protection of intellectual property; natural disasters; difficulties in staffing and managing foreign subsidiary and branch operations; and potentially adverse tax consequences.

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

We continue to extend manufacturing operations in Singapore, which will continue to expose us to risks inherent in doing business outside the United States, any of which risks could harm our business, financial condition and operating results.

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

Our cash equivalent and short-term investment portfolio as of July 3, 2010 consisted of securities and obligations of U.S. government agencies, money market funds, commercial paper and corporate debt securities. We follow an established investment policy and set of guidelines to monitor, manage and limit our exposure to interest rate and credit risk. The policy sets forth credit quality standards and limits our exposure to any one issuer, as well as our maximum exposure to various asset classes.

As a result of current financial market conditions, investments in some financial instruments, such as structured investment vehicles, sub-prime mortgage-backed securities and collateralized debt obligations, may lose some or all of their value due to liquidity and credit concerns. As of July 3, 2010, we had no holdings in these categories of investments and no impairment charge associated with our short-term investment portfolio. Although we believe our current investment portfolio has little risk of impairment, we cannot predict future market conditions or market liquidity and our investment portfolio could become impaired.

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

As of July 3, 2010, we had options to purchase and restricted stock units for 4.2 million shares of our Common Stock outstanding. Among other determinants, the market price of our stock has a major bearing on the number of shares subject to outstanding stock options and restricted stock units that are included in the weighted-average shares used in determining our net income per share. During periods of extreme volatility, the impact of higher stock prices can have a materially dilutive effect on our net income per share. Additionally, shares subject to outstanding options and restricted stock units are excluded from the calculation of net income per share when we have a net loss or when the exercise price and the average unrecognized compensation cost of the stock option or restricted stock unit is greater than the average market price of our Common Stock, as the impact of the stock options or restricted stock units would be anti-dilutive.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Reserved

Item 5.	Other Information

None.

Item 6.	Exhibits

3.1(a)	Amended and Restated Certificate of Incorporation of the Registrant, filed October 6, 1993.

3.1.1(a)	Certificate of Amendment of the Amended and Restated Certificate of Incorporation of the Company, filed May 17, 1995.

3.1.2(a)	Certificate of Amendment of the Amended and Restated Certificate of Incorporation of the Company, filed June 17, 1998.

3.1.3(a)	Certificate of Amendment of the Amended and Restated Certificate of Incorporation of the Company, filed June 20, 2003.

3.1.4(b)	Certificate of Amendment of the Amended and Restated Certificate of Incorporation of the Company, filed August 31, 2009.

3.2(c)	Amended and Restated Bylaws of the Registrant, as amended.

10.1(d)	Amendment to Long-Term Incentive Compensation Plan.

10.2(d)	Letter Amendment to Employment Agreement dated April 19, 2010 with Arthur W. Zafiropoulo.

10.3(d)	Letter Amendment to Employment Agreement dated April 19, 2010 with Bruce R. Wright.

10.4	Singapore lease agreement dated February 17, 2010.

31.1	Certification of Chief Executive Officer required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(a)	Previously filed with our Quarterly Report on Form 10-Q for the quarter ended June 28, 2003 (Commission File No. 0-22248) and incorporated herein by reference.
(b)	Previously filed with our Quarterly Report on Form 10-Q for quarter ended October 3, 2009 (Commission File No. 0-22248) and incorporated herein by reference.
(c)	Previously filed with our Current Report on Form 8-K filed on October 20, 2008 (Commission File No. 0-22248) and incorporated herein by reference.
(d)	Previously filed with our Current Report on Form 8-K on April 23, 2010 (Commission File No. 0-22248) and incorporated herein by reference.
*	Exhibit 32.1 is being furnished and shall not be deemed to be filed for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, nor shall such exhibit be deemed to be incorporated by reference in any registration statement or other document filed under the Securities Act, or the Exchange Act, except as otherwise stated in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ULTRATECH, INC. (Registrant)

Date: August 3, 2010	By:	/S/ BRUCE WRIGHT
Bruce Wright
Senior Vice President, Finance and Chief Financial Officer (Duly Authorized Officer and Principal Financial and Accounting Officer)

EXHIBIT INDEX

3.1(a)	Amended and Restated Certificate of Incorporation of the Registrant, filed October 6, 1993.

3.1.1(a)	Certificate of Amendment of the Amended and Restated Certificate of Incorporation of the Company, filed May 17, 1995.

3.1.2(a)	Certificate of Amendment of the Amended and Restated Certificate of Incorporation of the Company, filed June 17, 1998.

3.1.3(a)	Certificate of Amendment of the Amended and Restated Certificate of Incorporation of the Company, filed June 20, 2003.

3.1.4(b)	Certificate of Amendment of the Amended and Restated Certificate of Incorporation of the Company, filed August 31, 2009.

3.2(c)	Amended and Restated Bylaws of the Registrant, as amended.

10.1(d)	Amendment to Long-Term Incentive Compensation Plan.

10.2(d)	Letter Amendment to Employment Agreement dated April 19, 2010 with Arthur W. Zafiropoulo.

10.3(d)	Letter Amendment to Employment Agreement dated April 19, 2010 with Bruce R. Wright.

10.4	Singapore lease agreement dated February 17, 2010.

31.1	Certification of Chief Executive Officer required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(a)	Previously filed with our Quarterly Report on Form 10-Q for the quarter ended June 28, 2003 (Commission File No. 0-22248) and incorporated herein by reference.
(b)	Previously filed with our Quarterly Report on Form 10-Q for the quarter ended October 3, 2009 (Commission File No. 0-22248) and incorporated herein by reference.
(c)	Previously filed with our Current Report on Form 8-K on October 20, 2008 (Commission File No. 0-22248) and incorporated herein by reference.
(d)	Previously filed with our Current Report on Form 8-K on April 23, 2010 (Commission File No. 0-22248) and incorporated herein by reference.
*	Exhibit 32.1 is being furnished and shall not be deemed to be filed for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, nor shall such exhibit be deemed to be incorporated by reference in any registration statement or other document filed under the Securities Act, or the Exchange Act, except as otherwise stated in such filing.