Form 10-Q
period 2010-10-02
ULTRATECH INC
filed 2010-11-03
CIK 909791

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 2, 2010

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

Large accelerated filer	☐	Accelerated filer	☑

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding as of October 29, 2010
common stock, $0.01 par value	24,421,888

ULTRATECH, INC.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

ULTRATECH, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)	October 2, 2010	December 31, 2009*
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$58,749	$58,617
Short-term investments	125,924	101,724
Accounts receivable, net	30,312	31,426
Inventories	33,956	25,881
Prepaid expenses and other current assets	6,684	4,163

Total current assets	255,625	221,811
Equipment and leasehold improvements, net	12,151	9,841
Other assets	3,392	2,929

Total assets	$271,168	$234,581

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Notes payable	$6,000	$6,000
Accounts payable	15,097	7,112
Deferred product and services income	15,953	8,846
Other current liabilities	11,799	6,720

Total current liabilities	48,849	28,678
Other liabilities	4,275	5,935
Stockholders’ equity	218,044	199,968

Total liabilities and stockholders’ equity	$271,168	$234,581

*	The Balance Sheet as of December 31, 2009 has been derived from the audited financial statements at that date.

See accompanying notes to unaudited condensed consolidated financial statements

ULTRATECH, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended		Nine Months Ended
(In thousands, except per share amounts)	October 2, 2010	October 3, 2009	October 2, 2010	October 3, 2009
Net sales:
Products	$33,814	$21,050	$85,419	$58,177
Services	3,998	3,889	11,322	10,931
Licenses	125	—	250	82

Total net sales	37,937	24,939	96,991	69,190
Cost of sales:
Cost of products sold	16,274	9,436	39,008	28,351
Cost of services	3,141	2,939	8,754	8,751

Total cost of sales	19,415	12,375	47,762	37,102

Gross profit	18,522	12,564	49,229	32,088
Operating expenses:
Research, development, and engineering	4,980	4,573	14,610	14,208
Selling, general, and administrative	8,634	7,262	24,091	20,186

Operating income (loss)	4,908	729	10,528	(2,306)
Interest income (expense)	(6)	(16)	(1)	293
Interest and other income, net	92	327	288	2,721

Income before income tax	4,994	1,040	10,815	708
Provision (benefit) for income taxes	92	(1)	348	(37)

Net income	$4,902	$1,041	$10,467	$745

Net income per share - basic	$0.20	$0.04	$0.43	$0.03
Number of shares used in per share computations - basic	24,370	23,707	24,204	23,664
Net income per share - diluted	$0.20	$0.04	$0.42	$0.03
Number of shares used in per share computations - diluted	25,067	23,805	24,692	23,745

See accompanying notes to unaudited condensed consolidated financial statements

ULTRATECH, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended
(In thousands)	October 2, 2010	October 3, 2009
Cash flows from operating activities:
Net income	$10,467	$745
Adjustments to reconcile net income to net cash provided (used) by operating activities:
Depreciation	2,319	3,325
Amortization	208	359
Accretion of asset retirement obligations	73	115
Loss on disposal of equipment	112	119
Stock-based compensation	3,202	1,832
Deferred income taxes	27	(12)
Changes in operating assets and liabilities:
Accounts receivable	1,114	(7,481)
Inventories	(8,075)	2,042
Prepaid expenses and other current assets	(2,506)	837
Other assets	(577)	141
Accounts payable	7,985	(2,622)
Deferred product and services income	7,107	(1,841)
Other current liabilities	5,079	(4,521)
Other liabilities	(1,760)	(388)

Net cash provided (used) by operating activities	24,775	(7,350)

Cash flows from investing activities:
Capital expenditures	(4,677)	(3,012)
Proceeds from sales of fixed assets	—	10
Purchase of investments in securities	(122,343)	(60,164)
Proceeds from maturities of investments	97,972	53,126

Net cash used in investing activities	(29,048)	(10,040)

Cash flows from financing activities:
Proceeds from notes payable	18,000	28,055
Repayment of notes payable	(18,000)	(24,105)
Proceeds from issuance of common stock for stock option exercises	4,453	408
Tax payment for issuance of common stock from release of restricted stock units	(48)	(454)

Net cash provided by financing activities	4,405	3,904

Net increase (decrease) in cash and cash equivalents	132	(13,486)
Cash and cash equivalents at beginning of period	58,617	94,034

Cash and cash equivalents at end of period	$58,749	$80,548

Supplemental disclosures of cash flow information:
Other non-cash activities:
Systems transferred from inventory to equipment and other assets	$—	$273

See accompanying notes to unaudited condensed consolidated financial statements

Ultratech, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

October 2, 2010

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

Our fiscal periods end on the Saturday closest to month-end, except that our fiscal year ends on December 31. All references to the quarter refer to our fiscal quarter. Our fiscal quarters covered by this report ended on October 2, 2010 and October 3, 2009, respectively.

Operating results for the three and nine months ended October 2, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010 or any future periods.

Certain immaterial amounts of service and product costs for prior periods have been reclassified between product cost of sales and service cost of sales in the Condensed Consolidated Statements of Operations to be consistent with current presentation.

USE OF ESTIMATES — The preparation of the consolidated financial statements and related disclosures in conformity with accounting principles generally accepted in the United States requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and the related disclosure of contingent assets and liabilities at the date of the consolidated financial statements. By their nature, these estimates and judgments are subject to an inherent degree of uncertainty. On an ongoing basis, we evaluate our estimates, including those related to inventories, warranty obligations, purchase order commitments, asset retirement obligations, bad debts, estimated useful lives of fixed assets, asset impairment, income taxes, intangible assets, contingencies and litigation. We base our estimates on historical experience and on various other analyses and assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS — In September 2009, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) No. 2009-13, Revenue Recognition (Topic 605) – Multi-Deliverables Revenue Arrangements, a Consensus of the FASB Emerging Issues Task Force, to address the accounting

Ultratech, Inc.

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

October 2, 2010

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

(3) Stock-Based Compensation

Stock-based compensation expense recognized under ASC Topic 718, Compensation – Stock Compensation (“ASC 718”), for employees and directors and the effect on our Condensed Consolidated Statements of Operations were as follows:

	Three Months Ended		Nine Months Ended
(In thousands)	October 2, 2010	October 3, 2009	October 2, 2010	October 3, 2009
Cost of sales	$90	$39	$220	$97
Research, development, and engineering	255	139	595	349
Selling, general and administrative expenses	1,005	560	2,387	1,387

Total stock-based compensation expense	$1,350	$738	$3,202	$1,833

Compensation cost capitalized as part of inventory was immaterial during each of the three month and nine month periods ended October 2, 2010 and October 3, 2009, respectively.

As required by ASC 718, we estimate expected forfeitures and recognize compensation costs only for those equity awards expected to vest. As of October 2, 2010, there were $11.4 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under our 1993 Stock Option Plan/Stock Issuance Plan, as amended (“1993 Plan”), and our 1998 Supplemental Stock Option/Stock Issuance Plan, as amended ( “1998 Plan”). The costs related to stock options and restricted stock units are expected to be recognized over a weighted average period of 5.4 years and 2.6 years, respectively.

These plans provide for the grant of stock-based awards to our eligible employees, consultants and advisors and non-employee directors. We believe that such awards better align the interests of our employees with those of our stockholders. There were no shares reserved for future awards under the 1998 Plan since the plan expired on October 19, 2008. However, as of October 2, 2010, there were 1.7 million shares reserved for future awards under the 1993 Plan.

Ultratech, Inc.

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

October 2, 2010

We used the following weighted-average assumptions to estimate the fair value of our stock options granted during the three month and nine month periods ended October 2, 2010 and October 3, 2009, respectively:

	Three Months Ended		Nine Months Ended
	October 2,	October 3,	October 2,	October 3,
	2010	2009	2010	2009
Expected life (in years)	8.2	*	8.1	5.2
Risk-free interest rate	2.8%	*	3.2%	1.8%
Volatility	51%	*	51%	51%
Dividend yield	—	*	—	—

*	No stock options were granted for this period.

A majority of our stock options granted during the three month period ended October 2, 2010 were granted with a vesting term of 100 months and the remaining were granted with a vesting term of 50 months. As such, the weighted-average expected life of our stock options granted during the three months ended October 2, 2010 increased to 8.2 years.

(4) Basic and Diluted Net Income (Loss) Per Share

The following table sets forth the computation of basic and diluted net income per share:

	Three Months Ended		Nine Months Ended
	October 2,	October 3,	October 2,	October 3,
(In thousands, except per share amounts)	2010	2009	2010	2009
Numerator:
Net income	$4,902	$1,041	$10,467	$745
Denominator:
Basic weighted-average shares outstanding	24,370	23,707	24,204	23,664
Effect of dilutive employee stock options and restricted stock units	697	98	488	81

Diluted weighted-average shares outstanding	25,067	23,805	24,692	23,745

Net income per share - basic:
Net income	$0.20	$0.04	$0.43	$0.03

Net income per share - diluted:
Net income	$0.20	$0.04	$0.42	$0.03

For the three month and nine month periods ended October 2, 2010, 1.3 million weighted average shares and 1.5 million weighted average shares of common stock subject to outstanding options were excluded in the computation of diluted net income per share, respectively, as the effect would have been anti-dilutive, as compared to 3.8 million and 4.0 million shares of common stock subject to outstanding options in the corresponding periods of 2009, respectively. In addition, for each of the three month and nine month periods ended October 2, 2010 and October 3, 2009, respectively, the number of shares of common stock underlying outstanding restricted stock units excluded from the computation was immaterial. Options and restricted stock units are anti-dilutive when we have a net loss or when the exercise price and the average unrecognized compensation cost of the stock option or restricted stock unit is greater than the average market price of our common stock during the period.

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

Ultratech, Inc.

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

October 2, 2010

We measure certain financial assets and liabilities at fair value on a recurring basis, including available-for-sale securities and foreign currency derivatives. The fair value of these certain financial assets and liabilities was determined using the following inputs at October 2, 2010 and December 31, 2009, respectively:

	Fair Value Measurements at October 2, 2010 Using
(In thousands)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available-for-sale securities(1)
Commercial papers	$13,347	$—	$13,347	$—
Money market funds	9,175	9,175	—	—
U.S. corporate debt securities	—	—	—	—
U.S. treasury bills and notes	—	—	—	—
Securities and obligations of U.S. government agencies	121,925	—	121,925	—

	144,447	9,175	135,272	—
Foreign currency derivatives(2)	5	—	5	—
Deferred compensation plan assets(3)	899	—	—	899
Deferred compensation plan liabilities(4)	(1,136)	—	—	(1,136)

	$144,215	$9,175	$135,277	$(237)

	Fair Value Measurements at December 31, 2009 Using
(In thousands)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available-for-sale securities(1)
Commercial papers	$13,996	$—	$13,996	$—
Money market funds	15,739	15,739	—	—
U.S. corporate debt securities	1,193	—	1,193	—
U.S. treasury bills and notes	15,200		15,200	—
Securities and obligations of U.S. government agencies	83,338	—	83,338	—

	129,465	15,739	113,726	—
Foreign currency derivatives(2)	79	—	79	—
Deferred compensation plan assets(3)	1,032	—	—	1,032
Deferred compensation plan liabilities(4)	(1,217)	—	—	(1,217)

	$129,359	$15,739	$113,805	$(185)

(1)	Included in cash and cash equivalents and short-term investments on our Condensed Consolidated Balance Sheet. See “Investments” in Note 6 for further details.

(2)

Included in other current assets and/or other current liabilities on our Condensed Consolidated Balance Sheet. Consisted of forward foreign exchange contracts for the Japanese yen. See “Derivative Instruments and Hedging” in Note 7 for further details.

(3)	Included in other assets on our condensed consolidated balance sheet.

(4)	Included in other liabilities on our Condensed Consolidated Balance Sheet.

Ultratech, Inc.

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

October 2, 2010

(6) Investments

We classified all of our investments as “available for sale” as of October 2, 2010 and December 31, 2009, resepectively. Accordingly, we state our investments at estimated fair value. Fair values are determined based on quoted market prices or pricing models using current market rates. We deem all investments to be available to meet current working capital requirements. The cost of securities sold was determined based on the specific identification method.

The following table summarizes our investments:

	October 2, 2010				December 31, 2009
Cash equivalents and Available- for-sale Investments (in thousands)	Amortized Cost	Accumulated Other Comprehensive		Estimated Fair Value	Amortized Cost	Accumulated Other Comprehensive		Estimated Fair Value
		Gains	Losses			Gains	Losses
Commercial papers	$13,347	$—	$—	$13,347	$13,996	$—	$—	$13,996
Money market funds	9,175	—	—	9,175	15,738	—	—	15,738
U.S. corporate debt securities	—	—	—	—	1,186	6	—	1,192
U.S. treasury bills and notes	—	—	—	—	15,203	—	3	15,200
Securities and obligations of U.S. government agencies	121,963	27	65	121,925	83,336	109	106	83,339

Total	$144,485	$27	$65	$144,447	$129,459	$115	$109	$129,465

The following table identifies the balance sheet classifications of our investments at October 2, 2010 and at December 31, 2009:

(In thousands)	October 2, 2010	December 31, 2009
Cash equivalents	$18,523	$27,741
Short-term investments	125,924	101,724

Investments, at estimated fair value	$144,447	$129,465

The gross amortized cost and estimated fair value of our investments at October 2, 2010 and December 31, 2009, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because the issuers of the securities may have the right to prepay obligations without prepayment penalties.

	October 2, 2010		December 31, 2009
(In thousands)	Gross Amortized Cost	Fair Value	Gross Amortized Cost	Fair Value
Due in one year or less	$134,078	$134,045	$125,457	$125,463
Due after one year through five years	10,407	10,402	4,002	4,002

Total	$144,485	$144,447	$129,459	$129,465

The following table provides the breakdown of the cash equivalents and investments with unrealized losses at October 2, 2010:

	In Loss Position for Less Than 12 Months		In Loss Position for More Than 12 Months		Total
(In thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Securities and obligations of the U.S. government agencies	$20,495	$61	$5,894	$4	$26,389	$65

Total	$20,495	$61	$5,894	$4	$26,389	$65

Ultratech, Inc.

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

October 2, 2010

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

If we do not intend to sell an impaired debt security and it is not more likely than not that we will be required to sell it prior to recovery of its amortized cost basis, we must determine whether it will recover its amortized cost basis. If we conclude it will not, a credit loss exists and the resulting OTTI is separated into:

•	The amount representing the credit loss, which is recognized in earnings; and

•	The amount related to all other factors, which is recognized in other comprehensive income.

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

We have not recorded any OTTI of our investments for the three month and nine month periods ended October 2, 2010 and October 3, 2009, respectively.

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

	Asset and Liability Derivatives
		Fair Value as of
(In thousands)	Balance Sheet Location	October 2, 2010	December 31, 2009
Foreign exchange contracts	Other current assets	$8	$79
	Other current liabilities	$(3)	$—

Total derivatives		$5	$79

Ultratech, Inc.

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

October 2, 2010

Our derivative financial instruments are subject to both credit and market risk. Credit risk is the risk of loss due to failure of a counterparty to perform its obligations in accordance with contractual terms. Market risk is the potential change in an investment’s value caused by fluctuations in interest and currency exchange rates, credit spreads or other variables. We monitor the credit-worthiness of the financial institutions that are counterparties to our derivative financial instruments and do not consider the risks of counterparty nonperformance to be material. Credit and market risks related to derivative instruments were not considered material at October 2, 2010 and December 31, 2009, respectively, as a result of an offset by the underlying cash flow being hedged.

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

We calculate hedge effectiveness at a minimum each fiscal quarter. We measure hedge effectiveness by comparing the cumulative change in the spot rate of the derivative with the cumulative change in the spot rate of the anticipated sales transactions. We record any excluded components of the hedge in interest and other income (expense), net. There was no hedge ineffectiveness for the three months ended October 2, 2010, and we did not have any derivatives classified as cash flow hedges outstanding at October 2, 2010 and December 31, 2009. As such, we did not record any accumulated losses or gains as a component of other comprehensive income (loss) at October 2, 2010 or December 31, 2009. The following sets forth the effect of the derivative instruments on our Condensed Consolidated Statements of Operations for the nine month period ended October 3, 2009:

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

Ultratech, Inc.

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

October 2, 2010

Fair Value Hedging

We manage the foreign currency risk associated with Japanese yen denominated assets and liabilities using foreign exchange forward contracts. The change in fair value of these derivatives is recognized as a component of interest and other income (expense), net, and is intended to offset the remeasurement gains and losses associated with the non-functional currency denominated assets and liabilities. At October 2, 2010, we had currency forward contracts for the sale of 69.4 million Japanese yen, or approximately $0.8 million. The fair value of derivatives classified as balance sheet hedges at October 2, 2010 was immaterial. The following sets forth the effect of the derivative instruments on our Condensed Consolidated Statements of Operations for the three month and nine month periods ended October 2, 2010 and October 3, 2009, respectively:

		Amount of Gain (Loss) Recognized in Income on Derivatives During
Derivatives in ASC 815 Fair Value Hedging Relationship	Location of Gain (Loss) Recognized in Income on Derivatives	The three months ended, October 2, 2010 (in thousands)	The nine months ended, October 2, 2010 (in thousands)
Foreign exchange contracts	Interest and other income (expense), net	$5	$(65)

		Amount of Gain (Loss) Recognized in Income on Derivatives During
Derivatives in ASC 815 Fair Value Hedging Relationship	Location of Gain (Loss) Recognized in Income on Derivatives	The three months ended, October 3, 2009 (in thousands)	The nine months ended, October 3, 2009 (in thousands)
Foreign exchange contracts	Interest and other income (expense), net	$(59)	$172

(8) Inventories

Inventories consist of the following:

(In thousands)	October 2, 2010	December 31, 2009
Raw materials	$15,579	$9,739
Work-in-process	11,357	5,342
Finished products	7,020	10,800

	$33,956	$25,881

(9) Notes Payable

We have a line of credit agreement with a brokerage firm. Under the terms of this agreement, we may borrow funds at a cost equal to the current Federal funds open rate plus 125 basis points (approximately 1.45% as of October 2, 2010). Funds are advanced to us under this facility based on pre-determined advance rates on the cash and securities held by us in this brokerage account. Under this facility, we may borrow up to 75% of our total cash, cash equivalents and investments balance in this brokerage account with no restriction in the use of those assets. This agreement has no set expiration date and there are no loan covenants, other than the aforementioned collateral requirement. As of October 2, 2010 and as of December 31, 2009, $6.0 million was outstanding under this facility, with a related collateral requirement of approximately $8.0 million of our cash, cash equivalents and investments.

(10) Other Current Liabilities

Other current liabilities consist of the following:

(In thousands)	October 2, 2010	December 31, 2009
Salaries and benefits	$6,162	$3,753
Warranty accrual	2,476	1,710
Accrued taxes-other	432	288
Capital lease, current portion	126	120
Advanced billing	2,006	50
Other	597	799

	$11,799	$6,720

Warranty Accrual

We generally warrant our products for material and labor to repair the product for a period of twelve months for new products, or three months for refurbished products, for material and labor to repair the product from the date of customer acceptance. Accordingly, an accrual for the estimated cost of the warranty is recorded at the time the product is shipped. Extended warranty terms, if granted, result in deferral of revenue equating to our standard pricing for similar service contracts. Recognition of the related warranty cost is deferred until product revenue is recognized. Factors that affect our

Ultratech, Inc.

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

October 2, 2010

warranty liability include the number of installed units, historical and anticipated rates of warranty claims, and cost per claim. We periodically assess the adequacy of our recorded warranty liabilities and adjust the amounts as necessary. We believe our warranty accrual, as of October 2, 2010, is sufficient to satisfy outstanding obligations as of that date. Changes in our warranty accrual are as follows:

	Three Months Ended		Nine Months Ended
(In thousands)	October 2, 2010	October 3, 2009	October 2, 2010	October 3, 2009
Balance, beginning of the period	$2,120	$995	$1,710	$1,522
Warranties accrued for shipments during the period	1,140	287	2,433	911
Settlements made during the period	(376)	(479)	(900)	(1,798)
Changes in accrued warranty liabilities	(408)	91	(767)	259

Balance, end of the period	$2,476	$894	$2,476	$894

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

	Three Months Ended		Nine Months Ended
(In thousands)	October 2, 2010	October 3, 2009	October 2, 2010	October 3, 2009
Balance, beginning of the period	$2,257	$1,942	$1,907	$2,117
Service contracts sold during the period	925	854	2,500	2,156
Service contract revenue recognized during the period	(879)	(831)	(2,104)	(2,308)

Balance, end of the period	$2,303	$1,965	$2,303	$1,965

(11) Other Liabilities

Other liabilities consist of the following:

(In thousands)	October 2, 2010	December 31, 2009
Deferred rent	$192	$781
Deferred compensation	1,136	1,217
Long-term income taxes payable	697	670
Asset retirement obligation	1,432	2,162
Postretirement medical obligation	642	616
Long-term capital lease	169	265
Other	7	224

	$4,275	$5,935

Pursuant to the terms of the lease amendment signed in October 2009, in consideration for the waiver of certain asset retirement obligations set forth in the original lease of a building in San Jose, California, we paid the landlord $0.6 million and surrendered possession of the premises on March 31, 2010.

Ultratech, Inc.

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

October 2, 2010

(12) Accumulated Other Comprehensive Income (Loss)

The components of comprehensive income (loss), net of tax, are as follows:

	Three Months Ended		Nine Months Ended
(In thousands)	October 2, 2010	October 3, 2009	October 2, 2010	October 3, 2009
Net income	$4,902	$1,041	$10,467	$745
Other comprehensive income:
Unrealized loss on available-for-sale investments	(15)	(161)	(44)	(509)

Net unrealized loss on available-for-sale investments	(15)	(161)	(44)	(509)
Unrealized gain on foreign exchange forward contracts	—	—	—	84
Change in minimum postretirement medical obligation	15	15	45	89

Comprehensive income	$4,902	$895	$10,468	$409

Accumulated other comprehensive loss, net of tax, is comprised of the following items:

(In thousands)	October 2, 2010	December 31, 2009
Unrealized gain (loss) on:
Available-for-sale investments	$(38)	$6
Change in minimum postretirement medical obligation	1	(44)

Accumulated other comprehensive loss at end of period	$(37)	$(38)

(13) Exit Activities

We did not have any exit activity during the three month and nine month periods ended October 2, 2010, respectively. As a result there were no exit activity liabilities as of October 2, 2010.

(In thousands)	Balance at December 31, 2009	Expenses	Payments	Balance at October 2, 2010
Severance and benefits (fiscal year 2009)	$—	576	(576)	—
Severance and benefits (fiscal year 2010)	—	—	—	—

Total	$—	$576	$(576)	$—

During the first quarter of 2009, in an effort to reduce company-wide expenses, we eliminated 21 full-time positions, 90% in the United States and 10% internationally. We recorded severance and benefits charges totaling $0.6 million during the nine month period ended October 3, 2009. Of this $0.6 million, $0.3 million was recorded as research, development and engineering expenses, $0.2 million as cost of sales and the remaining $0.1 million as selling, general and administrative expenses. As of October 3, 2009, there were no exit activity liabilities.

(14) Employee Benefit Plans

Employee bonus plans

We currently sponsor an executive incentive bonus plan that distributes employee awards based on the achievement of predetermined targets. We recorded a charge of $0.8 million and $2.6 million under this bonus plan for the three month and nine month periods ended October 2, 2010, respectively, as compared to $0.2 and $0.4 million, respectively, for the corresponding periods of 2009.

Ultratech, Inc.

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

October 2, 2010

Employee savings and retirement plans

We sponsor a 401(k) employee salary deferral plan that allows voluntary contributions by all full-time employees of from 1% to 20% of their pretax earnings. We may also make matching contributions to this plan at our discretion. Our contributions, when made, are limited to a maximum of $2,000 per year per employee, generally become 20% vested at the end of an employee’s first year of service from the date of hire, and vest 20% per year of service thereafter until they become fully vested at the end of five years of service. We did not make any contributions to this plan for the three month and nine month periods ended October 2, 2010 and October 3, 2009, respectively.

We also sponsor an executive non-qualified deferred compensation plan (the “Plan”) that allows qualifying executives to defer current cash compensation. As of October 2, 2010, Plan assets of $0.9 million, representing the cash surrender value of life insurance policies held by us, and liabilities of $1.1 million were included in our Condensed Consolidated Balance Sheets under the captions “Other assets” and “Other liabilities”, respectively. The related Plan expenses for each of the three month periods ended October 2, 2010 and October 3, 2009, respectively, were immaterial.

Ultratech, Inc.

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

October 2, 2010

Postretirement benefits

We have committed to providing and fully paying for lifetime postretirement medical and dental benefits to our Chief Executive Officer and Chief Financial Officer and their spouses, commencing after retirement. We recorded net periodic benefit costs of $24,000 and $68,000 for the three month and nine month periods ended October 2, 2010, respectively, as compared to $23,000 and $0.1 million for each of the three month and nine month periods ended October 3, 2009, respectively. These expenses included interest cost and amortization of prior service cost.

(15) Income Taxes

For the three month and nine month periods ended October 2, 2010, we recorded an income tax provision of $0.1 million and $0.3 million, respectively, as compared to $1,000 and $37,000, respectively, of tax benefits for the comparable periods in 2009. The income tax provision recognized for the three months ended October 2, 2010 resulted primarily from foreign and federal income taxes.

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

We currently have a full valuation allowance against our U.S. net deferred tax asset. Each quarter we assess the likelihood that we will be able to recover our deferred tax assets. As a result of our analysis, we concluded that it is more likely than not that, as of October 2, 2010, our net deferred tax assets will not be realized, with the exception of those in Japan and Taiwan. Therefore, we continue to provide a full valuation allowance against net deferred tax assets outside of Japan and Taiwan. We closely monitor available evidence, and may release some or all of the valuation allowance in future periods.

We are subject to federal and state tax examinations for years 1994 forward and 1997 forward, respectively, by virtue of the tax attributes carrying forward from those years. We are also subject to audits in the foreign jurisdictions in which we operate for years 2001 and forward. There are no material income tax audits currently in progress as of October 2, 2010.

(16) Commitments and Contingencies

Commitments

In March 2010, the Company entered into a building lease agreement in preparation for the expansion of our manufacturing operations in Singapore. The initial term of the lease is three years, and is accounted for as an operating lease.

In July 2007, we capitalized a five-year lease agreement for a new phone system recorded as office equipment. The amortization of this phone system is included with depreciation expense.

In August 2008 and December 2009, we entered into agreements with a leasing company for the sale and leaseback of certain assets for an initial term of four years. The sale price of the items was $6.8 million in 2008 and $5.4 million in 2009 for the sale in 2008 and 2009, respectively. There was no gain or loss from this transaction. Under this sale-leaseback arrangement, we have an option to purchase the assets back at the future current fair market value upon the expiration of the lease in 2012 and 2013, respectively. These leases are classified as operating leases in accordance with ASC Topic 840, Leases. In January 2009, we bought back assets with values totaling $1.3 million. We did not buy back any assets during the three month period ended October 2, 2010. In April 2010, we bought back an asset with a value of $1.2 million. As of October 2, 2010, the minimum future lease payments to be made under these agreements were $3.9 million.

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

Ultratech, Inc.

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

October 2, 2010

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

In May 2006, the same company filed a state court lawsuit against us for malicious prosecution and abuse of process claiming that attorney’s fees, costs and other damages were due based on the outcome of the federal patent litigation suit described above. We do not believe this action has merit, particularly given the denial by the federal court of that company’s request to be awarded attorneys’ fees payable by us in the patent litigation and the subsequent federal appellate court’s affirmation of the order denying any such award. We filed a motion to have the state court complaint dismissed under California’s anti-strategic lawsuit against public participation (“anti-SLAPP”) and demurrer statutes. The anti-SLAPP statute is aimed at striking lawsuits that are brought in order to quash an individual’s constitutional rights to free speech or seeking redress of grievances (i.e., filing suit). The state court granted the anti-SLAPP motion as to the abuse of process claim, but denied it as to the malicious prosecution claim. Our subsequent appeals to the appellate court and California Supreme Court were unsuccessful, and the matter has returned to Riverside County Superior Court. We moved for summary judgment on the matter based on federal preemption, but the Superior Court denied the motion. A subsequent writ of mandamus filed by us was also not successful. Trial in the matter is now set for January 31, 2011.

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

Net Sales

Third Quarter

	Three Months Ended
(In thousands, except percentages)	October 2, 2010	October 3, 2009	Amount of Change	Percentage Change
Sales of:
Products	$33,814	$21,050	$12,764	60.6%
Services	3,998	3,889	109	2.8%
Licenses	125	—	125	*

Total net sales	$37,937	$24,939	$12,998	52.1%

*	Not Meaningful

Net sales consist of revenues from products (system, system upgrades, and spare parts sales), services, and licensing of technologies. Product sales increased 60.6% to $33.8 million for the three month period ended October 2, 2010, compared to $21.1 million in the corresponding quarter of 2009. The increase was due to (i) increased systems sales of $11.8 million and (ii) increased systems upgrades of $1.0 million as compared to the corresponding periods of 2009. The increase in product revenue was a result of unit increases in our laser processing tools.

On a product market application basis, systems sales to the semiconductor industry increased $12.7 million to $30.8 million for the three month period ended October 2, 2010, as compared to $18.1 million in the corresponding quarter of 2009. Semiconductor industry sales consist of sales to the advanced packaging market, the laser processing applications market and the semiconductor market.

There were no system sales to the nanotechnology market for the three months period ended October 2, 2010 and October 3, 2009, respectively. System sales to the nanotechnology market are highly dependent on customer capacity demand in the industries we serve, including thin film heads, automotive MEMS, LED/laser diodes, and ink jet print heads, and therefore we expect to experience significant variations in sales to this market from quarter to quarter.

Service sales for the three months ended October 2, 2010 remained relatively flat at $4.0 million, as compared $3.9 million during the same period of 2009.

License sales consisted of $0.1 million of royalty revenues for the three months ended October 2, 2010 as compared to no royalty revenue for the corresponding quarter of October 3, 2009. License revenue fluctuations are due to the timing and frequency of tool resales by our existing customers to third parties and from royalty arrangements. Pursuant to our license arrangements, such transactions are subject to a license fee based on units sold. Future revenues from licensing activities, if any, will be contingent upon existing and future licensing arrangements. We may not be successful in generating licensing revenues in the future and do not anticipate the recognition of significant levels of licensing income during the remainder of 2010.

At October 2, 2010, the Company had $16.0 million of net deferred product and services income compared to $8.8 million at December 31, 2009. The gross amount of deferred revenues at October 2, 2010 was $24.3 million as compared to $13.4 million at December 31, 2009. The gross amount of deferred costs at October 2, 2010 was $8.3 million as compared to $4.6 million at December 31, 2009. Deferred product income is recognized as revenue upon satisfying the contractual obligations for installation and/or customer acceptance. Deferred services income is recognized as revenue ratably over the contract period (for time-based service contracts), or as purchased services are rendered (for contracts based on a purchased quantity of hours).

For the three months ended October 2, 2010, international net sales were $29.8 million, or 78.5% of total net sales, compared with $21.7 million, or 86.8% of total net sales for the corresponding quarter of 2009. For the three months ended October 2, 2010 compared to the corresponding 2009 quarter, sales to Europe increased by $8.0 million, sales to Japan decreased by $0.1 million, sales to Taiwan increased by $1.2 million, sales to Korea increased by $5.2 million, and sales to the rest of Asia decreased by $6.2 million.

Our international revenue generally is not subject to significant exchange rate fluctuations, principally because sales contracts for our systems are mainly denominated in U.S. dollars. In Japan, however, orders are sometime denominated in Japanese yen. Yen denominated contracts subjects us to the risk of currency fluctuations. We attempt to mitigate this risk by entering into foreign currency forward exchange contracts for the period between when an order is received and when it is recorded as revenue. After recording revenue, we use various mechanisms such as natural hedges to offset substantial portions of the gains or losses associated with our Japanese yen denominated receivables due to exchange rate fluctuations. We had approximately 33.2 million Japanese yen denominated receivables at October 2, 2010. International sales expose us to a number of additional risks, including fluctuations in the value of local currencies relative to the U.S. dollar, which impact the relative cost of ownership of our products and, thus, the customer’s willingness to purchase our product. (See Part II, Item 1A, “Risk Factors” herein).

Year-To-Date

	Nine Months Ended
(In thousands, except percentages)	October 2, 2010	October 3, 2009	Amount of Change	Percentage Change
Sales of:
Products	$85,419	$58,177	$27,242	46.8%
Services	11,322	10,931	391	3.6%
Licenses	250	82	168	204.9%

Total net sales	$96,991	$69,190	$27,801	40.2%

Product sales increased 46.8% to $85.4 million for the nine month period ended October 2, 2010 as compared to the same period in 2009. The increase was due to (i) increased systems sales of $24.4 million, (ii) $2.5 million more in systems upgrades, and (iii) $0.3 million more in spare parts. The increase in product revenue was a result of unit increases in the semiconductor and laser processing market and higher average selling prices for the advanced packaging market.

On a market basis during the nine months ended October 2, 2010, system sales to the semiconductor industry increased by $24.4 million to $74.1 million from the corresponding period of 2009. This increase was due to (i) a $19.6 million increase in sales to the laser processing market, (ii) a $3.4 million increase in sales to the advanced packaging market, and (iii) a $1.7 million increase in sales to the semiconductor market partially offset by a $0.2 million decrease in sales to the nanotechnology market.

Service revenue during the nine months ended October 2, 2010 increased $0.4 million or 3.6% from the comparable period of 2009. Revenues from licensing activities increased in the nine months ended October 2, 2010 as compared to the same period of 2009. During the nine month period ending October 3, 2010 there was $0.3 million licensing revenue associated with our royalty arrangements as compared with $0.1 million for the same period of 2009.

For the nine months ended October 2, 2010, international net sales were $74.0 million, or 76.4% of total net sales, as compared with $45.2 million, or 65.3% of total net sales, for the comparable period of 2009. For the nine months ended October 2, 2010, as compared to the same period of 2009, the $28.9 million increase in international revenue was due to (i) increased sales to Taiwan of $12.4 million, (ii) increased sales to Korea of $15.6 million, and (iii) increased sales to Europe of $15.4 million which were partially offset by decreased sales to Japan of $4.5 million and decreased sales to the rest of Asia of $10.0 million.

Gross Profit

On a comparative basis, gross margins decreased to 48.8% for the three month period ended October 2, 2010, compared to 50.4% for the corresponding period of 2009. This 1.6 percentage point decrease in gross margin was due to (i) a 5.4 percentage point decrease from product mix, (ii) a 4.5 percentage point increase from system volume increases, and (iii) a 0.7 percentage point decrease related to increased expenses primarily resulting from additional manufacturing labor and consumable materials.

Gross margin for the nine month period ended October 2, 2010 increased to 50.8% compared to 46.4% in the corresponding quarter of 2009. This 4.4 percentage point increase was due to (i) a 4.2 percentage point increase in sales volume, and (ii) a 0.2 percentage point increase from decreased service costs.

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

Operating Expenses

Third Quarter

	Three Months Ended
(In thousands, except percentages)	October 2, 2010	October 3, 2009	Amount of Change	Percentage Change
Research, development, and engineering	$4,980	$4,573	$407	8.9%
Selling, general, and administrative	8,634	$7,262	1,372	18.9%

Total operating expenses	$13,614	$11,835	$1,779	15.0%

Research, development and engineering expenses for the three month period ended October 2, 2010 were $5.0 million, as compared to $4.6 million for the corresponding period in 2009. This increase was primarily attributable to an additional $0.2 million of salary expenses and outside service costs, as compared to the corresponding quarter in 2009. As a percentage of net sales, research, development and engineering expenses for the three month period ended October 2, 2010 decreased to 13.1% from 18.3% for the corresponding quarter of 2009. This percentage decrease was due to the increase in net sales as compared to the corresponding quarter of 2009.

Selling, general, and administrative expenses for the three month period ended October 2, 2010 were $8.6 million as compared to $7.3 million for the corresponding quarter of 2009. This increase was mostly attributable to (i) $0.4 million of bonus expense related to our executive incentive bonus plan, (ii) $0.4 million in stock-based compensation expense, and (iii) $0.6 million in other travel and professional service expenses related to our international sales offices. As a percentage of net sales, selling, general and administrative expenses for the three months ended October 2, 2010 decreased to 22.8% from 29.1% for the corresponding quarter of 2009. This percentage decrease was due to the increase in net sales as compared to the corresponding quarter of 2009.

Year-To-Date

	Nine Months Ended
(In thousands, except percentages)	October 2, 2010	October 3, 2009	Amount of Change	Percentage Change
Research, development, and engineering	$14,610	$14,208	$402	2.8%
Selling, general, and administrative	24,091	20,186	3,905	19.3%

Total operating expenses	$38,701	$34,394	$4,307	12.5%

Research, development and engineering expenses were $14.6 million and $14.2 million for the nine month periods ended October 2, 2010 and October 3, 2009, respectively. The $0.4 million increase was primarily related to compensation expense. As a percentage of net sales, research, development and engineering expenses for the nine month period ended October 2, 2010 decreased to 15.1% from 20.5% for the corresponding period of 2009. This percentage decrease was due to the increase in net sales as compared to the corresponding quarter of 2009.

Selling, general and administrative expenses were $24.1 million for the nine month period ended October 2, 2010 as compared with $20.2 million for the corresponding period in 2009. The $3.9 million increase was due to the following: (i) a $2.2 million increase in executive bonus plan expense, (ii) $1.1 million of stock-based compensation expenses, and (iii) $0.6 million of other miscellaneous expense items. As a percentage of total net sales, selling, general and administrative expenses for the nine month period ended October 2, 2010 decreased to 24.8% from 29.2% for the corresponding period of 2009. This decrease was due to the increase in net sales as compared to the corresponding quarter of 2009 discussed above.

Interest and Other Income (Expense), Net

Interest and other income (expense), net, which consists primarily of interest income and gain (loss) from foreign currency exchange, was a net income of $0.1 million and $0.3 million for the three and nine month periods ended October 2, 2010, respectively. In comparison, interest and other income (expense), net for the three and nine month periods ended October 3, 2009 were $0.3 million and $3.0 million, respectively. The decrease in interest and other income (expense), net in the nine month period ended October 2, 2010 compared to the same period of 2009 is primarily attributable to the recognition in the nine month period ended October 3, 2009 of foreign consumption tax incentive totaling $2.5 million.

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

The cost of securities sold was determined based on the specific identification method. As of October 2, 2010, the weighted-average maturity of our investment portfolio was less than a year. Changes in interest rates have had, and will continue to have, an impact on our interest income.

Provision (Benefits) for Income Taxes

For the three month and nine month periods ended October 2, 2010, we recorded an income tax provision of $0.1 million and $0.3 million, respectively, as compared to $1,000 and $37,000 of tax benefits for the comparable periods in 2009. The income tax provision recognized for the three month and nine month periods ended October 2, 2010 resulted primarily from foreign and federal income taxes. Income tax estimates can be affected by whether and within which jurisdictions future earnings will occur and how and when cash is repatriated to the United States, as well as other aspects of an overall income tax strategy. Additionally, taxing jurisdictions could retroactively disagree with our tax treatment of certain items, and some historical transactions have income tax effects going forward. Accounting rules require these future effects to be evaluated using current laws, rules and regulations, each of which can change at any time and in an unpredictable manner. We believe we have adequately provided for any reasonably foreseeable outcome related to these matters, and we do not anticipate any material earnings impact from their ultimate resolution.

Each quarter we assess the likelihood that we will be able to recover our deferred tax assets. We consider available evidence, both positive and negative, including historical levels of income, expectations and risks associated with estimates of future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance. As a result of our analysis, we concluded that it is more likely than not that, as of October 2, 2010, our net deferred tax assets will not be realized, with the exception of those in Japan and Taiwan. Therefore, we continue to provide a full valuation allowance against net deferred tax assets outside of Japan and Taiwan. We closely monitor available evidence, and may release some or all of the valuation allowance in future periods.

We are subject to federal and state tax examination for years 1994 forward and 1997 forward, respectively, by virtue of the tax attributes carrying forward from those years. We are also subject to audits in the foreign jurisdictions in which we operate for years 2001 and forward. There were no material income tax audits currently in progress as of October 2, 2010.

Outlook

We anticipate that both the sequential quarterly revenue growth and our ongoing expense containment program will continue in fourth quarter of 2010. The fourth quarter sequential revenue is expected to approximate 5%-10%. Based on the expected product mix, gross margin should approximate 50%. We estimate earnings per share for the fourth quarter should have sequential growth of about 10%- 15%. We expect the fourth quarter 2010 cash flow to be positive.

Because our net sales are subject to a number of risks, including risks associated with the growth of market acceptance of our new laser processing product line, delays in customer acceptance, intense competition in the capital equipment industry, uncertainty relating to the timing and market acceptance of our products, and the condition of the macro-economy and the semiconductor industry and the other risks described in this report and in our Annual Report on Form 10-K for the year ended December 31, 2009, we may not exceed or even maintain our current or prior level of net sales for any period in the future. Additionally, we believe that the market acceptance and volume production of our advanced packaging systems, laser processing systems and our 1000 Platform steppers are of critical importance to our future financial results. At October 2, 2010, these critical systems represented approximately 88.1% of our backlog. To the extent that these products do not achieve or maintain significant sales due to difficulties involving manufacturing or engineering, the inability to reduce the current long manufacturing cycles for these products, competition, excess capacity in the semiconductor or nanotechnology device industries, or for any other reason, our business, financial condition and results of operations would be materially adversely affected.

We expect that sales to international customers will continue to represent a significant portion of our revenues during fiscal 2010.

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operating activities was $24.8 million for the nine months ended October 2, 2010, compared with $7.4 million of cash used by operations for the comparable period in 2009. Net cash provided by operating activities during the nine months ended October 2, 2010 was attributable to (i) $16.4 million of cash from operations activities after non-cash adjustments and (ii) an $8.4 million net cash provided by changes in our working capital.

Changes in working capital inflows were due to (i) accounts receivable collections efforts of $1.1 million, (ii) timing of vendor payments in accounts payable for $8.0 million, (iii) timing differences between shipments to customers and revenue recognition acceptances from deferred income of $7.1 million and (iv) timing of other payments and accruals in other current and non-current liabilities of $3.3 million.

Working capital outflows were due to (i) purchases of raw material inventories to meet production needs of $8.1 million and (ii) other accounts receivable, prepaid expenses, and other assets of $3.0 million.

We believe that because of the relatively long manufacturing cycle of certain of our systems, particularly newer products, our inventories will continue to represent a significant portion of working capital. Currently, we devote significant resources to the commercialization of our laser processing systems and to the development of our next generation 1X lithography technologies. We currently intend to continue to incur significant operating expenses in the areas of research, development and engineering, manufacturing, and selling, general and administrative costs in order to further develop, produce and support these new products. Additionally, gross profit margins, inventory and capital equipment levels may be adversely impacted in the future by costs associated with the production of our laser processing systems and by future generations of our 1X wafer steppers. These costs include, but are not limited to, additional manufacturing overhead, costs of demonstration systems and facilities and the establishment of additional after-sales support organizations. Moreover, there can be no assurance that operating expenses will not increase, relative to sales, as a result of adding technical, marketing and administrative personnel, among other costs, to support our new products. If we are unable to achieve significantly increased net sales or if our sales fall below expectations, our cash flow and operating results will be materially adversely affected until, among other factors, costs and expenses can be reduced. Our failure to achieve our sales targets for these new products could result in inventory write-offs and asset impairment charges, either of which could materially adversely impact our results of operations.

During the nine month period ended October 2, 2010, net cash used in investing activities was $29.0 million, attributable to net purchase of short-term investments of $24.4 million and capital expenditures of $4.7 million primarily related to our expansion in Singapore.

Net cash provided by financing activities was $4.4 million during the nine months ended October 2, 2010, primarily attributable to proceeds from the issuance of common stock for the exercise of 336,563 employee stock options. The exercised stock options had a weighted average exercise price per share of $13.12. There were no other stock issuances for the nine month period ending October 2, 2010.

At October 2, 2010, the Company had working capital of $206.8 million. Our principal sources of liquidity at October 2, 2010 consisted primarily of $178.7 million in cash, cash equivalents and short-term investments, net of outstanding borrowings under our line of credit. We have a line of credit agreement with a brokerage firm. Under the terms of this agreement, we may borrow funds at a cost equal to the current Federal funds open rate plus 125 basis points (approximately 1.45% as of October 2, 2010). Certain of our cash, cash equivalents and marketable securities secure borrowings outstanding under this facility, but we are not restricted in the use of those assets. Funds are advanced to us under this facility in accordance with pre-determined advance rates based on the cash and securities held by us in this brokerage account. This agreement has no set expiration date and there are no loan covenants other than a collateral requirement. As of October 2, 2010, $6.0 million was outstanding under this facility, with a related collateral requirement of approximately $8.0 million of our cash, cash equivalents and short-term investments.

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

Interest Rate Risk

Our exposure to market risk due to potential changes in interest rates relates primarily to our investment portfolio, which consisted primarily of fixed interest rate instruments as of October 2, 2010. We maintain an investment policy designed to ensure the safety and preservation of our invested funds by limiting market risk and the risk of default.

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

As of October 2, 2010, we did not have any investments in mortgage backed or auction rate securities or any security investments in the financial service sector. However, we intend to closely monitor developments in the credit markets and make appropriate changes to our investment policy as we deem necessary or advisable. Based on our ability to liquidate our investment portfolio and our expected operating cash flows, we do not anticipate any liquidity constraints as a result of the current credit environment.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the three month period ended October 2, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

In May 2006, the same company filed a state court lawsuit against us for malicious prosecution and abuse of process claiming that attorney’s fees, costs and other damages were due based on the outcome of the federal patent litigation suit described above. We do not believe this action has merit, particularly given the denial by the federal court of that company’s request to be awarded attorneys’ fees payable by us in the patent litigation and the subsequent federal appellate court’s affirmation of the order denying any such award. We filed a motion to have the state court complaint dismissed under California’s anti-strategic lawsuit against public participation, or anti-SLAPP, and demurrer statutes. The anti-SLAPP statute is aimed at striking lawsuits that are brought in order to quash an individual’s constitutional rights to free speech or seeking redress of grievances (i.e., filing suit). The state court granted the anti-SLAPP motion as to the abuse of process claim, but denied it as to the malicious prosecution claim. Our subsequent appeals to the appellate court and California Supreme Court were unsuccessful, and the matter has returned to Riverside County Superior Court. We moved for summary judgment on the matter based on federal preemption, but the Superior Court denied the motion. A subsequent writ of mandamus filed by us was also not successful. Trial in the matter is now set for January 31, 2011.

Item 1A.	Risk Factors

In addition to risks described in the foregoing discussions, the following risks, among others, apply to our business and us:

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

Currently, we are devoting significant resources to the development, introduction and commercialization of our laser products as well as our lithography wafer steppers. We intend to continue to develop these products and technologies during 2010 and 2011, and will continue to incur significant operating expenses in the areas of research, development and engineering, manufacturing and general and administrative costs in order to develop, produce and support these new products. Additionally, gross profit margins and inventory levels may be further adversely impacted in the future by costs associated with the initial production of our laser processing systems and by future generations of our 1X lithography systems. Introduction of new products generally involves higher installation costs and product performance uncertainties that could delay customer acceptance of our systems, resulting in a delay in recognizing revenue associated with those systems and a reduction in gross margins. These costs include, but are not limited to, additional manufacturing overhead, additional inventory write-downs, costs of demonstration systems and facilities and costs associated with the establishment of additional after-sales support organizations. Additionally, operating expenses may increase, relative to sales, as a result of adding additional marketing and administrative personnel, among other costs, to support our new products. If we are unable to achieve significantly increased net sales or if our sales fall below expectations, our operating results could be materially adversely affected.

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

Historically, we have sold a substantial portion of our systems to a limited number of customers. In the three month and nine month periods ended October 2, 2010, our top five customers accounted for 74.1% and 66.8%, respectively, of our system sales compared to 100% and 76.4%, respectively, in the comparable periods of 2009. We expect that sales to a relatively few customers will continue to account for a high percentage of our net sales in the foreseeable future and believe that our financial results depend in significant part upon the success of these major customers and our ability to meet their future capital equipment needs. Although the composition of the group comprising our largest customers may vary from period to period, the loss of a significant customer or any reduction in orders by a significant customer, including reductions due to market, economic or competitive conditions in the semiconductor, semiconductor packaging or nanotechnology industries or in the industries that manufacture products utilizing integrated circuits, thin film heads or other nanotechnology components, would likely have a material adverse effect on our business, financial condition and results of operations. Our ability to maintain or increase our sales in the future depends, in part, on our ability to obtain orders from new customers as well as the financial condition and success of our existing customers, the semiconductor and nanotechnology industries and the economy in general.

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

On a market application basis, sales to the semiconductor industry, primarily for advanced packaging applications and laser thermal processing applications, accounted for 100% of our system sales for the three months ended October 2, 2010, and for the comparable period in 2009. The Company had no sales to nanotechnology manufacturers for the three months ended

October 2, 2010 and three months ended October 3, 2009, respectively. Our future operating results and financial condition would be materially adversely impacted by a downturn in any of these industries, or by loss of market share in any of these industries. A growing portion of our backlog of system orders is comprised of laser spike annealing tools. As our laser spike annealing tools are used for the continuation of reduced device geometries and customers seldom provide us with their future technical requirements, these tools may not meet all customers’ requirements upon initial delivery and installation at the customer’s facility. As a result, acceptance of the tool by the customer could be delayed while we perform testing and attempt to meet their requirements, or the order could be cancelled if we are unable to meet those requirements. Should significant demand for these systems not materialize, due to technical, production, market, or other factors, our business, financial position and results of operations would be materially adversely impacted.

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

Although we attempt to protect our intellectual property rights through patents, copyrights, trade secrets and other measures, we believe that our success will depend more upon the innovation, technological expertise and marketing abilities of our employees. Nevertheless, we have a policy of seeking patents when appropriate on inventions resulting from our ongoing research and development and manufacturing activities. We own 167 U.S. and foreign patents, which expire on dates ranging from October 2010 to March 2027 and have 57 U.S. and foreign patent applications pending. In addition, we have various registered trademarks and copyright registrations covering mainly applications used in the operation of our systems. We also rely upon trade secret protection for our confidential and proprietary information. We may not be able to protect our technology adequately and competitors may be able to develop similar technology independently. Our pending patent applications may not be issued or U.S. or foreign intellectual property laws may not protect our intellectual property rights. In addition, litigation may be necessary to enforce our patents, copyrights or other intellectual property rights, to protect our trade secrets, to determine the validity and scope of the proprietary rights of others or to defend against claims of infringement. Such litigation has resulted in, and in the future could result in, substantial costs and diversion of resources and could have a material adverse effect on our business, financial condition and results of operations, regardless of the outcome of the litigation. Patents issued to us may be challenged, invalidated or circumvented and the rights granted thereunder may not provide competitive advantages to us. Furthermore, others may independently develop similar technology or products, or, if patents are issued to us, design around the patents issued to us. Invalidation of our patents related to those technologies, or the expiration of patents covering our key technologies, could allow our competitors to more effectively compete against us, which could result in less revenue for us.

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

In May 2006, the same company filed a state court lawsuit against us for malicious prosecution and abuse of process claiming that attorney’s fees, costs and other damages were due based on the outcome of the federal patent litigation suit described above. We do not believe this action has merit, particularly given the denial by the federal court of that company’s request to be awarded attorneys’ fees payable by us in the patent litigation and the subsequent federal appellate court’s affirmation of the order denying any such award. We filed a motion to have the state court complaint dismissed under California’s anti-strategic lawsuit against public participation (“anti-SLAPP”) and demurrer statutes. The anti-SLAPP statute is aimed at striking lawsuits that are brought in order to quash an individual’s constitutional rights to free speech or seeking redress of grievances (i.e. filing suit). The state court granted the anti-SLAPP motion as to the abuse of process claim, but denied it as to the malicious prosecution claim. Our subsequent appeals to the appellate court and California Supreme Court were unsuccessful, and the matter was returned to Riverside County Superior Court. We moved for summary judgment on the matter based on federal preemption, but the Superior Court denied the motion. A subsequent writ of mandamus filed by us was also not successful. Trial in the matter is now set for January 31, 2011.

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

International sales accounted for approximately 78.5% and 86.8% of total net sales for the three month and nine month periods ended October 2, 2010, respectively, compared to 86.8% and 65.3%, respectively, in the comparable periods of 2009. We anticipate that international sales will continue to account for a significant portion of total net sales. As a result, a significant portion of our net sales will continue to be subject to certain risks, including unexpected changes in regulatory requirements; difficulty in satisfying existing regulatory requirements; exchange rate fluctuations; tariffs and other barriers; political and economic instability; difficulties in accounts receivable collections; reduced protection of intellectual property; natural disasters; difficulties in staffing and managing foreign subsidiary and branch operations; and potentially adverse tax consequences.

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

We continue to expand our manufacturing operations in Singapore, which will continue to expose us to risks inherent in doing business outside the United States, any of which risks could harm our business, financial condition and operating results.

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

Our cash equivalent and short-term investment portfolio as of October 2, 2010 consisted of securities and obligations of U.S. government agencies, money market funds, commercial paper and corporate debt securities. We follow an established investment policy and set of guidelines to monitor, manage and limit our exposure to interest rate and credit risk. The policy sets forth credit quality standards and limits our exposure to any one issuer, as well as our maximum exposure to various asset classes.

As a result of current financial market conditions, investments in some financial instruments, such as structured investment vehicles, sub-prime mortgage-backed securities and collateralized debt obligations, may lose some or all of their value due to liquidity and credit concerns. As of October 2, 2010, we had no holdings in these categories of investments and no impairment charge associated with our short-term investment portfolio. Although we believe our current investment portfolio has little risk of impairment, we cannot predict future market conditions or market liquidity and our investment portfolio could become impaired.

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

Public health issues, terrorist attacks in the United States and elsewhere, government responses thereto, and military actions in Iraq, Afghanistan and elsewhere, may disrupt our operations or those of our customers and suppliers and may affect the availability of materials needed to manufacture our products or the means to transport those materials to manufacturing facilities and finished products to customers. Significant public health issues could cause damage or disruption to international commerce by creating economic and political uncertainties that may have a significant negative impact on the global economy, us and our customers or suppliers. Should such increase or other public health issues arise, we could be negatively impacted by the need for more stringent employee travel restrictions, additional limitations in the availability of freight services, governmental actions limiting the movement of products between various regions and disruptions in the operations of our customers or suppliers. Any public health issues, any terrorist attacks, or the ongoing war on terrorism or other wars could increase volatility in the United States and world financial markets which may depress the price of our Common Stock and may limit the capital resources available to us or our customers or suppliers, which could result in decreased orders from customers, less favorable financing terms from suppliers, and scarcity or increased costs of materials and components of our products. Additionally, if any of these events were to directly affect or be specifically directed at us, it could significantly disrupt our ability to conduct our business. Any of these occurrences could have a significant impact on our operating results, revenues and costs and may result in increased volatility of the market price of our Common Stock.

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

As of October 2, 2010, we had outstanding options to purchase and restricted stock units for 4.3 million shares of our Common Stock outstanding. Among other determinants, the market price of our stock has a major bearing on the number of shares subject to outstanding stock options and restricted stock units that are included in the weighted-average shares used in determining our net income per share. During periods of extreme volatility, the impact of higher stock prices can have a materially dilutive effect on our net income per share. Additionally, shares subject to outstanding options and restricted stock units are excluded from the calculation of net income per share when we have a net loss or when the exercise price and the average unrecognized compensation cost of the stock option or restricted stock unit is greater than the average market price of our Common Stock, as the impact of the stock options or restricted stock units would be anti-dilutive.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Reserved

Item 5.	Other Information

None.

Item 6.	Exhibits

3.1(a)	Amended and Restated Certificate of Incorporation of the Registrant, filed October 6, 1993.

3.1.1(a)	Certificate of Amendment of the Amended and Restated Certificate of Incorporation of the Company, filed May 17, 1995.

3.1.2(a)	Certificate of Amendment of the Amended and Restated Certificate of Incorporation of the Company, filed June 17, 1998.

3.1.3(a)	Certificate of Amendment of the Amended and Restated Certificate of Incorporation of the Company, filed June 20, 2003.

3.1.4(b)	Certificate of Amendment of the Amended and Restated Certificate of Incorporation of the Company, filed August 31, 2009.

3.2(c)	Amended and Restated Bylaws of the Registrant, as amended.

10.1(d)	1993 Stock Option/Stock Issuance Plan (amended and restated as of June 7, 2010).

31.1	Certification of Chief Executive Officer required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(a)	Previously filed with our Quarterly Report on Form 10-Q for the quarter ended June 28, 2003 (Commission File No. 0-22248) and incorporated herein by reference.
(b)	Previously filed with our Quarterly Report on Form 10-Q for quarter ended October 3, 2009 (Commission File No. 0-22248) and incorporated herein by reference.
(c)	Previously filed with our Current Report on Form 8-K filed on October 20, 2008 (Commission File No. 0-22248) and incorporated herein by reference.
(d)	Previously filed with our Current Report on Form 8-K filed on July 23, 2010 (Commission File No. 0-22248) and incorporated herein by reference.
*	Exhibit 32.1 is being furnished and shall not be deemed to be filed for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, nor shall such exhibit be deemed to be incorporated by reference in any registration statement or other document filed under the Securities Act, or the Exchange Act, except as otherwise stated in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ULTRATECH, INC. (Registrant)

Date: November 3, 2010	By:	/s/ BRUCE WRIGHT
Bruce Wright
Senior Vice President, Finance and Chief Financial Officer (Duly Authorized Officer and Principal Financial and Accounting Officer)

EXHIBIT INDEX

3.1(a)	Amended and Restated Certificate of Incorporation of the Registrant, filed October 6, 1993.

3.1.1(a)	Certificate of Amendment of the Amended and Restated Certificate of Incorporation of the Company, filed May 17, 1995.

3.1.2(a)	Certificate of Amendment of the Amended and Restated Certificate of Incorporation of the Company, filed June 17, 1998.

3.1.3(a)	Certificate of Amendment of the Amended and Restated Certificate of Incorporation of the Company, filed June 20, 2003.

3.1.4(b)	Certificate of Amendment of the Amended and Restated Certificate of Incorporation of the Company, filed August 31, 2009.

3.2(c)	Amended and Restated Bylaws of the Registrant, as amended.

10.1(d)	1993 Stock Option/Stock Issuance Plan (amended and restated as of June 7, 2010).

31.1	Certification of Chief Executive Officer required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(a)	Previously filed with our Quarterly Report on Form 10-Q for the quarter ended June 28, 2003 (Commission File No. 0-22248) and incorporated herein by reference.
(b)	Previously filed with our Quarterly Report on Form 10-Q for the quarter ended October 3, 2009 (Commission File No. 0-22248) and incorporated herein by reference.
(c)	Previously filed with our Current Report on Form 8-K on October 20, 2008 (Commission File No. 0-22248) and incorporated herein by reference.
(d)	Previously filed with our Current Report on Form 8-K filed on July 23, 2010 (Commission File No. 0-22248) and incorporated herein by reference.
*	Exhibit 32.1 is being furnished and shall not be deemed to be filed for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, nor shall such exhibit be deemed to be incorporated by reference in any registration statement or other document filed under the Securities Act, or the Exchange Act, except as otherwise stated in such filing.