Form 10-K
period 2010-12-31
ULTRATECH INC
filed 2011-03-01
CIK 909791

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark one)

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Fiscal Year Ended December 31, 2010

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of voting stock held by non-affiliates of the Registrant, as of July 2, 2010, was approximately $184,071,880 (based upon the closing price for shares of the Registrant’s common stock as reported by the NASDAQ Global Market on that date, the last trading date of the Registrant’s most recently completed second quarter). Shares of common stock held by each officer, director and holder of 5% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of February 11, 2011, the Registrant had 25,081,217 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Proxy Statement for the 2011 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K.

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

The Company

Ultratech, Inc. (“Ultratech” or “we”) develops, manufactures and markets photolithography and laser thermal processing equipment designed to reduce the cost of ownership for manufacturers of integrated circuits, including advanced packaging processes and various nanotechnology components, thin film head magnetic recording devices (“thin film heads” or “TFHs”), optical networking devices, laser diodes and high-brightness light emitting diodes (“HBLEDs”). Ultratech was incorporated in the state of Delaware in 1992.

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

By leveraging our core competencies in optics engineering and system integration and our extensive knowledge of laser thermal processing, we introduced the LSA100A laser spike annealing system to enable thermal annealing solutions at the 65 nm technology node and below. This advanced annealing technology provides solutions to the difficult challenge of fabricating ultra-shallow junctions and highly activated source/drain contacts. Laser thermal processing offers the flexibility to operate at near-instantaneous timeframes (microseconds to milliseconds) at temperatures below the melting point of silicon (1412° C). At these temperatures and anneal times, full activation is achieved with negligible diffusion. In addition, our proprietary hardware design minimizes the pattern density effect, reducing absorptivity variations.

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

In addition to enhancing our current lithography solutions, we have been developing new tools to serve new markets such as advanced annealing. The LSA100A tool is aimed at volume production of advanced state of the art devices. These products, based on the same platform and stage technology as our advanced lithography tools, employ a 3500 Watt carbon dioxide laser to activate ultra-shallow, transistor junctions. Annealing times are reduced from several seconds, typical for the current generation of Rapid Thermal Processing equipment, to a millisecond or less. This results in more abrupt junctions with higher dopant activation levels and leads to transistors with higher drive currents and lower leakage. While this technology is expected to be useful for multiple IC generations, we anticipate that eventually this technology will be superseded by a laser thermal processing technology that will exceed the melting point of silicon (1412°C) and reduce the processing time below one microsecond, thereby achieving even higher performance characteristics with almost “zero” thermal budget. We believe these new laser thermal processing technologies remove several critical barriers to future device scaling and will help to extend Moore’s Law well into the future.

Products

We currently offer two different series of 1X lithography systems for use in the semiconductor fabrication process: the 1000 series, which addresses the markets for HBLED, semiconductor fabrication and nanotechnology applications; and the AP series, which is designed to meet the requirements of the advanced packaging market. These steppers currently offer minimum feature size capabilities ranging from 2.0 microns to 0.75 microns.

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

The AP series, consisting of the AP300 and AP200, is built on our Unity Platform and feature a customer-configurable design that supports flexible manufacturing requirements as well as tool extendibility for multiple device generations. Designed to optimize productivity, the AP systems integrate the processing advantages associated with our advanced packaging lithography equipment with the productivity benefits of our new Unity Platform. We believe that these new lithography systems support a lower cost-of-ownership strategy due to significant throughput enhancements, higher reliability, and superior alignment and illumination systems.

The 1000 series systems are small field system available with gh-line, i-line and broadband ghi-line illumination options. We offer the Sapphire 100 for HBLED applications, the Star 100 for semiconductor and nanotechnology applications, and the Nanotech 190 for data storage applications for backend TFH processing. These 1000 series platform systems are typically used in the manufacture of HBLED’s, power devices, ASICs, analog devices and compound semiconductors. In addition, this platform is used for a number of nanotechnology applications.

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

In 2010, we introduced the Sapphire 100 system for high volume HBLED manufacturing applications. The Sapphire 100 is also based on the 1000 Series platform, with additional features developed specifically for HBLED lithography applications. HBLED manufacturing requires special substrate handling capabilities for the small diameter sapphire and silicon carbide substrates used to manufacture the LED devices for display backlighting and general lighting applications. For HBLED applications, we believe our Sapphire 100 stepper offers depth of focus, productivity and yield improvement advantages over competitive product offerings.

In addition to selling new systems, we sell upgrades to systems in our installed base and refurbished systems. These refurbished systems typically have a purchase price that is lower than the purchase price for our new systems.

We offer an advanced laser-based thermal annealing tool, the LSA100A, built on our Unity Platform. Thermal annealing is used by the semiconductor industry for a variety of process steps, including activation of implanted impurities, dielectric film formation, formation of silicides and stabilization of copper grain structures. Annealing tools currently in use by manufacturers of semiconductor devices are furnaces and rapid thermal annealing, or Rapid Thermal Processing (“RTP”), systems. We believe there is a need for tools that anneal at higher temperatures for shorter periods of time and that our future laser annealing tools may ultimately provide this capability to the industry. The near-term application of our laser-based thermal annealing tools is anticipated to be in the area of source/drain dopant activation. However, we are also researching the use of these tools for other applications. In 2010 we shipped and recognized revenue from sales of production systems to multiple customers.

Our current systems are set forth below:

Product Line	Wavelength	Minimum Feature Size (microns)
1X Steppers:
Sapphire 100	i-line, gh-line, ghi-line	0.8 - 2.0
Star 100™	i-line, gh-line	0.8 - 1.0
NanoTech 160	i-line, gh-line, ghi-line	0.8 - 2.0
NanoTech 190	gh-line	1.0 - 2.0
Prisma-ghi	ghi-line	2.0 - 4.0
AP200	ghi-line	2.0
AP300	ghi-line	2.0
Laser thermal processing:
LSA100A	NA	NA
LSA101	NA	NA

Research, Development and Engineering

The semiconductor and nanotechnology industries are subject to rapid technological change and new product introductions and enhancements. We believe that continued and timely development and introduction of new and enhanced systems to serve these markets is essential for us to maintain our competitive position. We have made and continue to make substantial investments in the research and development of our core optical technology, which we believe is critical to our future financial results. We intend to continue to develop our technology and to develop innovative products and product features to meet customer demands. Current engineering projects include continued research and development and process insertion for our laser thermal processing technologies and continued development of our 1X stepper products. Other research and development efforts are currently focused on: performance enhancement and development of new features for existing systems, both for inclusion as a standard component in our systems and to meet special customer order requirements; reliability improvement; and manufacturing cost reductions. These research and development efforts are undertaken, principally, by our research, development and engineering organizations and costs are generally expensed as incurred. Other operating groups within Ultratech support our research, development and engineering efforts, and the associated costs are charged to those organizations and expensed as incurred.

We work with many customers to jointly develop technology required to manufacture advanced devices or to lower the customer’s cost of ownership. We also have a worldwide engineering support organization including reticle engineering, photo processing capability and applications support.

We have historically devoted a significant portion of our financial resources to research and development programs; and expect to continue to allocate significant resources to these efforts in the future. As of December 31, 2010, we had approximately 67 full-time employees engaged in research, development and engineering. For 2010, 2009 and 2008, total research, development and engineering expenses were approximately $19.9 million, $18.8 million and $23.3 million, respectively, and represented 14%, 20% and 18% of our net sales, respectively.

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

Manufacturing

Until the third quarter of 2010, we performed all of our manufacturing activities (final assembly, system testing and certain subassembly) in clean room environments totaling approximately 25,000 square feet located in San Jose, California. Performing manufacturing operations in California exposes us to a higher risk of natural disasters, including earthquakes. In addition, in the past California has experienced power shortages, which have interrupted our operations. Such shortages could occur in the future and could again interrupt our operations resulting in product shipment delays, increased costs and other problems, any of which could have a material adverse effect on our business, customer relationships and results of operations.

Beginning in the fourth quarter of 2010, we have had a manufacturing operation in Singapore for production of our lithography products. This facility consists of approximately 8,000 square feet of additional clean-room production space for the manufacturing of our advanced packaging Unity AP products and HBLED Sapphire product platforms. Our Singapore manufacturing personnel undergo an extensive training program, including a minimum six-month training program at our San Jose manufacturing facility The first Singapore-based production lithography tools began manufacturing in the fourth quarter of 2010 and are planned for shipment to customers in the first quarter of 2011.

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

We procure some of our other critical systems’ components, subassemblies and services from single outside suppliers or a limited group of outside suppliers in order to ensure overall quality and timeliness of delivery. Many of these components and subassemblies have significant production lead times. To date, we have been able to obtain adequate services and supplies of components and subassemblies for our systems in a timely manner. We are actively engaged with a number of our Asia-based suppliers to provide high precision parts and major opto-mechanical and electro-mechanical sub-assemblies and modules for our lithography products both in Singapore and San Jose However, disruption or termination of certain of these sources could result in a significant adverse impact on our ability to manufacture our systems. This, in turn, would have a material adverse effect on our business, financial condition and results of operations. Our reliance on a sole or a limited group of suppliers and our reliance on subcontractors involve several risks, including a potential inability to obtain an adequate supply of required components due to the suppliers’ failure or inability to provide such components in a timely manner, or at all, and reduced control over pricing and timely delivery of components. Although the timeliness, yield and quality of deliveries to date from our subcontractors have been acceptable, manufacture of certain of these components and subassemblies is an extremely complex process, and long lead-times are required. Any inability to obtain adequate deliveries or any other circumstance that would require us to seek alternative sources of supply or to manufacture such components internally could delay our ability to ship our products, which could damage relationships with current and prospective customers and have a material adverse effect on our business, financial condition and results of operations.

We maintain a company-wide quality program. Our operations achieved ISO 9001:1994 certification in 1996 and ISO 14001:1996 certification in March 2001. Our ISO 9001 certification was upgraded to the ISO 9001:2000 standard in January 2002, and to the ISO 9001:2008 standard in June 2010. Our ISO 14001 certification was upgraded to the ISO 14001:2004 standard in June 2006. All certifications have been maintained uninterrupted through the date of this report.

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

Advanced Packaging and HBLED Lithography

We experience competition in advanced packaging and HBLED lithography markets from various proximity aligner companies such as Suss Microtec AG (“Suss Microtec”), and Ushio and from the re-sale of used projection systems. We expect our competitors to continue to improve the performance of their current products and to introduce new products with improved price and performance characteristics. This could cause a decline in sales or loss of market acceptance of our steppers in our served markets, and thereby materially adversely affect our business, financial condition and results of operations. Enhancements to, or future generations of, competing products may be developed that offer superior cost of ownership and technical performance features. We believe that to be competitive, we will require significant financial resources to continue to invest in new product development, to invest in new features and enhancements to existing products, to introduce new generation stepper systems in our served markets on a timely basis, and to maintain customer service and support centers worldwide. In marketing our products, we may also face competition from suppliers employing other technologies. In addition, increased competitive pressure has led to intensified price-based competition in certain of our markets, resulting in lower prices and margins. Should these competitive trends continue, our business, financial condition and operating results may be materially adversely affected.

We have obtained a leadership position in the advanced packaging market, and we have successfully introduced our Sapphire 100 stepper into the HBLED market for LED lithography applications. Our primary competition in these markets comes from contact aligners offered by companies such as Suss Microtec, and Ushio. Although contact and proximity aligners generally have lower purchase prices than 1X steppers, 1X steppers offer lower operating costs and total cost of ownership in most applications. We believe that most device manufacturers, HBLED fabs, and wafer bump foundries choose 1X steppers for the yield improvement offered by the use of non-contact lithography. Ushio, a Japanese semiconductor equipment company, has also introduced a 1X refractive stepper for the advanced packaging market and a full field projection aligner for the HBLED market. However, we believe 1X refractive steppers and full field projection do not offer the same productivity and cost saving advantages as our 1X stepper based on the Wynne Dyson optical design. In addition to competition from manufacturers of contact and proximity aligners, we also face competition from reduction stepper manufacturers. While reduction steppers are typically more expensive and offer less flexibility in processing thick resists, some device manufacturers and HBLED fabs may choose this technology option.

Laser Thermal Processing

With respect to our laser annealing technologies, marketed under the LSA100A product name, our primary competition comes from companies such as Dainippon Screen Manufacturing Co., Ltd., Applied Materials, Inc. and Mattson Technology, Inc. Many of these companies offer products utilizing RTP, which is the current manufacturing technology. RTP does not prevent semiconductor device manufacturers from scaling the lateral dimensions of their transistors to obtain improved performance, but diffusion resulting from the time scales associated with RTP limits the vertical dimension of the junctions. Faster annealing times result in shallower and more abrupt junctions and faster transistors. We believe that RTP manufacturers recognize the need to reduce thermal cycle times and are working toward this goal. Several companies have published papers on annealing tools that incorporate flash lamp anneal (“FLA”) technology, a potential advanced annealing solution, in order to reduce annealing times and increase anneal temperatures. Developers of FLA technology claim to have overcome annealing difficulties at the 65nm node. This technique, which employs xenon flash lamps, has shown improvements over RTP in junction depth and sheet resistance, but we believe FLA suffers from pattern-related non-uniformities and could require additional, costly processes to equalize the reflectivity of different areas within the chip or wafer. Our proprietary laser thermal processing solution has been specifically developed to provide junction annealing on near-instantaneous timescales, while achieving high activation levels. LSA, our first implementation of laser thermal processing, activates dopants in the microsecond-to-millisecond time frame without melting. Our research indicates that, at temperatures just below the melting point of silicon, time durations in the microsecond to millisecond range, are required to achieve full activation, with minimal dopant diffusion.

In July 2000, we licensed certain rights to our then existing laser thermal processing technology, with reservations, to a competing manufacturer of semiconductor equipment. We presently anticipate that this company and others intend to offer laser annealing tools to the semiconductor industry that will compete with our offerings.

Intellectual Property Rights

Although we attempt to protect our intellectual property rights through patents, copyrights, trade secrets and other measures, we believe that our success will depend more upon the innovation, technological expertise and marketing abilities of our employees. Nevertheless, we have a policy of seeking patents when appropriate on inventions resulting from our ongoing research and development and manufacturing activities. We own 163 United States and foreign patents, which expire on dates ranging from July 2011 to July 2028 and have 62 United States and foreign patent applications pending. We also have various registered trademarks and copyright registrations covering mainly applications used in the operation of our systems. We also rely upon trade secret protection for our confidential and proprietary information. We may not be able to protect our technology adequately and competitors may be able to develop similar technology independently. Our pending patent applications may not be issued or U.S. or foreign intellectual property laws may not protect our intellectual property rights. In addition, litigation may be necessary to enforce our patents, copyrights or other intellectual property rights, to protect our trade secrets, to determine the validity and scope of the proprietary rights of others or to defend against claims of infringement. Such litigation has resulted in, and in the future could result in, substantial costs and diversion of resources and could have a material adverse effect on our business, financial condition and results of operations, regardless of the outcome of the litigation. Patents issued to us may be challenged, invalidated or circumvented and the rights granted thereunder may not provide competitive advantages to us. Furthermore, others may independently develop similar technology or products, or, if patents are issued to us, design around the patents issued to us. Invalidation of our patents related to those technologies, or the expiration of patents covering our key technologies, could allow our competitors to more effectively compete against us, which could result in less revenue for us.

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

On a market application basis, sales to the semiconductor industry, primarily for advanced packaging and laser thermal processing applications, accounted for approximately 93% of systems revenue for the year ended December 31, 2010, as compared to 94% and 96% for the years ended December 31, 2009 and 2008, respectively. During 2010, 2009 and 2008, approximately 7%, 6% and 4%, respectively, of our systems revenue was derived from sales to nanotechnology manufacturers, including micro systems, thin film head and optical networking device manufacturers. Our future results of operations and financial position would be materially adversely impacted by a downturn in any of these industries, or by loss of market share in any of these industries.

International sales accounted for approximately 79%, 72% and 62% of total net sales for the years 2010, 2009 and 2008, respectively, with Asia representing 64%, 68% and 43% of total net sales for those same years and Europe representing 15%, 3% and 19% of total net sales for those same years, respectively. Sales from Japan represented 3%, 12% and 16% of total net sales for the years 2010, 2009 and 2008, respectively.

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

Backlog

We schedule production of our systems based upon order backlog, informal customer commitments and general economic forecasts for our targeted markets. We include in our backlog all accepted customer orders for our systems with assigned shipment dates within one year, as well as all orders for service, spare parts and upgrades, in each case, that management believes to be firm. However, all orders are subject to cancellation or rescheduling by the customer with limited or no penalties. Because of changes in system delivery schedules, cancellations of orders and potential delays in system shipments, our backlog at any particular date may not necessarily be representative of actual sales for any succeeding period. As of December 31, 2010, our backlog was approximately $107.1 million, including $17.2 million of products shipped but not yet installed. As of December 31, 2009, our backlog was approximately $80.5 million, including $10.8 million of products shipped but not yet installed. Cancellation, deferrals or rescheduling of orders by these customers would have a material adverse impact on our future results of operations.

Employees

At December 31, 2010, we had approximately 295 full-time employees, including 67 engaged in research, development and engineering, 33 in sales and marketing, 95 in customer service and support, 61 in manufacturing and 39 in general administration and finance. We believe our future success depends, in large part, on our ability to attract and retain highly skilled employees. None of our employees are covered by a collective bargaining agreement. We have, however, entered into employment agreements with our Chief Executive Officer and Chief Financial Officer. We consider our relationships with our employees to be good.

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

Our quarterly revenues and operating results are difficult to predict.

Our revenues and operating results may fluctuate significantly from quarter to quarter due to a number of factors, not all of which are in our control. We manage our expense levels based in part on our expectations of future revenues, and a certain amount of those expenses are relatively fixed. As a result, a change in the timing of recognition of revenue or a change in margins can have a significant impact on our operating results in any particular quarter. Factors that may cause our results of operations to fluctuate include, but are not limited to:

•	market conditions in the electronics and semiconductor industries;

•	failure of suppliers to perform in a manner consistent with our expectations;

•	manufacturing difficulties or delays;

•	customer cancellations or delays in shipments, installations and/or customer acceptances;

•	competitive factors, including the introduction of new products by our competitors or any failure of our products to gain or maintain market acceptance; and

•	changes in selling prices and product mix

The continuing global financial and economic crisis could result in the cancellation, deferral or rescheduling of orders by our customers as well as changes in projection of new business.

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

We currently spend, and expect to continue to spend, significant resources to develop, introduce and commercialize our laser thermal processing systems, AP, Nanotechnoglogy, and HBLED lithography stepper products, and future generation of and enhancements to those products. We may not be successful in the timely introduction of these objectives which may result in not meeting increased sales of these products.

Currently, we are devoting significant resources to the development, introduction and commercialization of our laser processing systems, AP, Nanotechnology, and HBLED lithography stepper products, and future generations of and enhancements to those products. We intend to continue to develop these products and technologies, and will continue to incur significant operating expenses in the areas of research, development and engineering, manufacturing and general and administrative costs in order to develop, produce and support these products. Additionally, gross profit margins and inventory levels may be further adversely impacted in the future by costs associated with the initial production of new products. Introduction of new products generally involves higher installation costs and product performance uncertainties that could delay customer acceptance of our systems, resulting in a delay in recognizing revenue associated with those systems and a reduction in gross margins. These costs include, but are not limited to, additional manufacturing overhead, additional inventory write-downs, costs of demonstration systems and facilities and costs associated with the establishment of additional after-sales support organizations. Additionally, operating expenses may increase, relative to sales, as a result of adding additional marketing and administrative personnel, among other costs, to support our new products. If we are unable to achieve significantly increased net sales or if our sales fall below expectations, our operating results could be materially adversely affected.

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

With respect to our laser annealing technologies, marketed under the LSA100A product name, our primary competition comes from companies such as Dainippon Screen Manufacturing Co., Ltd., Applied Materials, Inc. and Mattson Technology, Inc. Many of these companies offer products utilizing rapid thermal processing (“RTP”) which is the current prevailing manufacturing technology. RTP does not prevent semiconductor device manufacturers from scaling the lateral dimensions of their transistors to obtain improved performance, but diffusion resulting from the time scales associated with RTP limits the vertical dimension of the junctions. Faster annealing times result in shallower and more abrupt junctions and faster transistors. We believe that RTP manufacturers recognize the need to reduce thermal cycle times and are working toward this goal. In July 2000, we licensed certain rights to our then existing laser thermal processing technology, with reservations, to a competing manufacturer of semiconductor equipment. We presently anticipate that this company and others intend to offer laser annealing tools to the semiconductor industry that will compete with our offerings.

Another potential advanced annealing solution utilizes flash lamp annealing technology, or FLA. Several companies have published papers on annealing tools that incorporate flash lamp technology in order to reduce annealing times and increase annealing temperatures. Developers of FLA technology claim to have overcome annealing difficulties at the 65nm node. This technique, which employs xenon flash lamps, has shown improvements over RTP in junction depth and sheet resistance, but we believe FLA suffers from pattern-related non-uniformities and could require additional, costly processes to equalize the reflectivity of different areas within the chip or wafer. Our proprietary laser thermal processing solution has been specifically developed to provide junction annealing on near-instantaneous time-scales, while achieving high activation levels. Laser spike annealing, our first implementation of laser thermal processing, activates dopants in the microsecond-to-millisecond time frame without melting. Our research indicates that, at temperatures just below the melting point of silicon, time durations in the microsecond to millisecond range, are required to achieve full activation, and minimal dopant diffusion.

Additionally, competition to our laser thermal processing products may come from other laser annealing tools, including those presently being used by the flat panel display industry to re-crystallize silicon. Manufacturers of these tools may try to extend the use of their technologies to semiconductor device applications.

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

Historically, we have sold a substantial portion of our systems to a limited number of customers. In 2010, Samsung Corporation, Taiwan Semiconductor Manufacturing Co. Ltd (“TSMC”)., and Intel Corporation accounted for 19%, 11% and 11% of our net sales, respectively. In 2009, TSMC, Intel and StatsChipPac Ltd accounted for 22%, 19%, and 14% of our net sales, respectively. Intel accounted for 32% of our net sales in 2008, and was the only customer that accounted for more than 10% of our net sales in 2008. We expect that sales to a relatively few customers will continue to account for a high percentage of our net sales in the foreseeable future and believe that our financial results depend in significant part upon the success of these major customers and our ability to meet their future capital equipment needs. Although the composition of the group comprising our largest customers may vary from period to period, the loss of a significant customer or any reduction in orders by a significant customer, including reductions due to market, economic or competitive conditions in the semiconductor, semiconductor packaging or nanotechnology industries or in the industries that manufacture products utilizing integrated circuits, thin film heads or other nanotechnology components, would likely have a material adverse effect on our business, financial condition and results of operations. Our ability to maintain or increase our sales in the future depends, in part, on our ability to obtain orders from new customers as well as the financial condition and success of our existing customers, the semiconductor and nanotechnology industries and the economy in general.

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

On a market application basis, sales to the semiconductor industry, primarily for advanced packaging applications and laser thermal processing applications, accounted for approximately 93% and 94% of systems revenue for the years ended 2010 and 2009, respectively, while sales to nanotechnology manufacturers, including micro systems, thin film head and HBLED manufacturers, accounted for the remainder of our systems revenue. Our future operating results and financial condition would be materially adversely impacted by a downturn in any of these industries, or by loss of market share in any of these industries. A growing portion of our backlog of system orders is comprised of laser thermal processing tools. As our laser spike annealing tools are used for the continuation of reduced device geometries and customers seldom provide us with their future technical requirements, these tools may not meet all customers’ requirements upon initial delivery and installation at the customer’s facility. As a result, acceptance of the tool by the customer could be delayed while we perform testing and attempt to meet their requirements, or the order could be cancelled if we are unable to meet those requirements. Should significant demand not materialize, due to technical, production, market, or other factors, our business, financial position and results of operations would be materially adversely impacted.

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

Although we attempt to protect our intellectual property rights through patents, copyrights, trade secrets and other measures, we believe that our success will depend more upon the innovation, technological expertise and marketing abilities of our employees. Nevertheless, we have a policy of seeking patents when appropriate on inventions resulting from our ongoing research and development and manufacturing activities. We own 163 United States and foreign patents, which expire on dates ranging from July 2011 to July 2028 and have 62 United States and foreign patent applications pending. In addition, we have various registered trademarks and copyright registrations covering mainly applications used in the operation of our systems. We also rely upon trade secret protection for our confidential and proprietary information. We may not be able to protect our technology adequately and competitors may be able to develop similar technology independently. Our pending patent applications may not be issued or U.S. or foreign intellectual property laws may not protect our intellectual property rights. In addition, litigation may be necessary to enforce our patents, copyrights or other intellectual property rights, to protect our trade secrets, to determine the validity and scope of the proprietary rights of others or to defend against claims of infringement. Such litigation has resulted in, and in the future could result in, substantial costs and diversion of resources and could have a material adverse effect on our business, financial condition and results of operations, regardless of the outcome of the litigation. Patents issued to us may be challenged, invalidated or circumvented and the rights granted thereunder may not provide competitive advantages to us. Furthermore, others may independently develop similar technology or products, or, if patents are issued to us, design around the patents issued to us. Invalidation of our patents related to those technologies, or the expiration of patents covering our key technologies, could allow our competitors to more effectively compete against us, which could result in less revenue for us.

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

In May 2006, the same company filed a state court lawsuit against us for malicious prosecution and abuse of process claiming that attorney’s fees, costs and other damages were due based on the outcome of the federal patent litigation suit described above. We do not believe this action has merit, particularly given the denial by the federal court of that company’s request to be awarded attorneys’ fees payable by us in the patent litigation and the subsequent federal appellate court’s affirmation of the order denying any such award. We filed a motion to have the state court complaint dismissed under California’s anti-strategic lawsuit against public participation (“anti-SLAPP”) and demurrer statutes. The anti-SLAPP statute is aimed at striking lawsuits that are brought in order to quash an individual’s constitutional rights to free speech or seeking redress of grievances (i.e. filing suit). The state court granted the anti-SLAPP motion as to the abuse of process claim, but denied it as to the malicious prosecution claim. Our subsequent appeals to the appellate court and California Supreme Court were unsuccessful, and the matter was returned to Riverside County Superior Court. We moved for summary judgment on the matter based on federal preemption, but the Superior Court denied the motion. A subsequent writ of mandamus filed by us was also not successful. Trial in the matter is now set for March 7, 2011.

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

International sales accounted for approximately 79%, 72% and 62% of total net sales for the years 2010, 2009 and 2008, respectively. We anticipate that international sales will continue to account for a significant portion of total net sales. As a result, a significant portion of our net sales will continue to be subject to certain risks, including unexpected changes in regulatory requirements; difficulty in satisfying existing regulatory requirements; exchange rate fluctuations; tariffs and other barriers; political and economic instability; difficulties in accounts receivable collections; reduced protection of intellectual property; natural disasters; difficulties in staffing and managing foreign subsidiary and branch operations; and potentially adverse tax consequences.

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

To better align with the increasingly international nature of our business, we are transitioning certain manufacturing processes into Singapore, thereby bringing these activities closer to our Asian customers. We are pursuing available tax incentives that provide that certain income earned in Singapore would be subject to a tax holiday or reduced tax rates. Our ability to realize benefits from these initiatives could be materially affected if, among other things, applicable requirements are not met, the incentives are substantially modified, or if we incur losses for which we cannot take a deduction.

We continue to expand our manufacturing and service operations in Singapore, which will continue to increase our exposure to risks inherent in doing business outside the United States, any of which risks could harm our business, financial condition and operating results.

Foreign operations subject us to risks related to the political, economic, legal and other conditions of foreign jurisdictions. These risks include risks related to:

•	foreign exchange rate fluctuations;

•	the need to comply with foreign government laws and regulations, including the imposition of regulatory requirements, tariffs, and import and export restrictions;

•	general geopolitical risks such as political and economic instability and changes in diplomatic and trade relationships;

•	the need for effective management of dispersed operations far from our headquarters in California;

•	the potential for strain on management resources;

•	difficulty in hiring and retaining local personnel for the successful operation of our business in each location;

•	the need to effectively manage personnel in different languages and under different cultural and legal expectations and requirements;

•	potentially less protection of intellectual property under the laws of foreign jurisdictions; and

•	public safety or health concerns or natural disasters in foreign countries.

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

Our cash equivalent and short-term investment portfolio as of December 31, 2010 consisted of securities and obligations of U.S. government agencies, money market funds, commercial paper and corporate debt securities. We follow an established investment policy and set of guidelines to monitor, manage and limit our exposure to interest rate and credit risk. The policy sets forth credit quality standards and limits our exposure to any one issuer, as well as our maximum exposure to various asset classes.

As a result of current financial market conditions, investments in some financial instruments, such as structured investment vehicles, sub-prime mortgage-backed securities and collateralized debt obligations, may lose some or all of their value due to liquidity and credit concerns. As of December 31, 2010, we had no holdings in these categories of investments and no impairment charge associated with our short-term investment portfolio. Although we believe our current investment portfolio has little risk of impairment, we cannot predict future market conditions or market liquidity and our investment portfolio could become impaired.

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

Our results of operations and business could be adversely affected by public health issues, political instabilitiy, wars and other military action, as well as terrorist attacks and threats and government responses thereto, especially if any such actions were directed at us or our facilities or customers.

Public health issues, political instability (for example, recent unrest in the Middle East), terrorist attacks in the United States and elsewhere, government responses thereto, and military actions in Iraq, Afghanistan and elsewhere, may disrupt our operations or those of our customers and suppliers and may affect the availability of materials needed to manufacture our products or the means to transport those materials to manufacturing facilities and finished products to customers. Significant public health issues could cause damage or disruption to international commerce by creating economic and political uncertainties that may have a significant negative impact on the global economy, us and our customers or suppliers. Should such incidents increase or other public health issues arise, we could be negatively impacted by the need for more stringent employee travel restrictions, additional limitations in the availability of freight services, governmental actions limiting the movement of products between various regions and disruptions in the operations of our customers or suppliers. Similarly, political instability could affect the ability of our suppliers to provide the materials needed in our operations or the cost of acquiring such materials. Any public health issues, political instability, any terrorist attacks, or the ongoing war on terrorism or other wars could increase volatility in the United States and world financial markets which may depress the price of our Common Stock and may limit the capital resources available to us or our customers or suppliers, which could result in decreased orders from customers, less favorable financing terms from suppliers, and scarcity or increased costs of materials and components of our products. Additionally, if any of these events were to directly affect or be specifically directed at us, or occur in a country where we or our suppliers or our customers operate, our ability to conduct our business could be significantly disrupted. Any of these occurrences could have a significant impact on our operating results, revenues and costs and may result in increased volatility of the market price of our Common Stock.

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

Accounting policies affecting many other aspects of our business, including rules relating to revenue recognition, off-balance sheet transactions, employee stock options and other equity awards, restructurings, asset disposals and asset retirement obligations, derivative and other financial instruments are regularly under review and subject to revision. Changes to those rules or the questioning of how we interpret or implement those rules may have a material adverse effect on our reported financial results or on the way we conduct business. In addition, our preparation of financial statements in accordance with U.S. GAAP requires that we make estimates and assumptions that affect the recorded amounts of assets and liabilities, disclosure of those assets and liabilities at the date of the financial statements and the recorded amounts of expenses during the reporting period. A change in the facts and circumstances surrounding those estimates could result in a change to our estimates and could impact our future operating results.

Our equity incentive plans, certain provisions of our Certificate of Incorporation and Bylaws, and certain aspects Delaware law may discourage third parties from pursuing a change of control transaction with us.

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

As of February 11, 2011, we had options to purchase and restricted stock units for 4,053,903 shares of our Common Stock outstanding. Among other determinants, the market price of our stock has a major bearing on the number of shares subject to outstanding stock options and restricted stock units that are included in the weighted-average shares used in determining our net income per share. During periods of extreme volatility, the impact of higher stock prices can have a materially dilutive effect on our net income per share. Additionally, shares subject to outstanding options and restricted stock units are excluded from the calculation of net income per share when we have a net loss or when the exercise price and the average unrecognized compensation cost of the stock option or restricted stock unit is greater than the average market price of our Common Stock, as the impact of the stock options or restricted stock units would be anti-dilutive.

If we acquire companies, products, or technologies, we may face risks associated with those acquisitions.

We may not realize the anticipated benefits of any acquisition or investment. We may in the future pursue additional acquisitions of complementary product lines, technologies or businesses. Future acquisitions may result in potentially dilutive issuances of equity securities, the incurrence of debt and contingent liabilities and amortization expenses and impairment charges related to goodwill and other intangible assets, which could materially adversely affect our financial condition and results of operations. In addition, acquisitions involve numerous risks, including difficulties in the assimilation of the operations, technologies, personnel and products of the acquired companies; the diversion of management’s attention from other business concerns; risks of entering markets in which we have limited or no direct experience; and the potential loss of key employees of the acquired company. In the event we acquire product lines, technologies or businesses which do not complement our business, or which otherwise do not enhance our sales or operating results, we may incur substantial write-

offs and higher recurring operating costs, which could have a material adverse effect on our business, financial condition and results of operations. In the event that any such acquisition does occur, there can be no assurance as to the effect thereof on our business or operating results.

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

We perform all of our manufacturing activities in clean-room environments in San Jose, California, an area known for seismic activity. Performing manufacturing operations in California exposes us to a higher risk of natural disasters, including earthquakes. In addition, in the past California has experienced power shortages, which have interrupted our operations. Such shortages could occur in the future. An earthquake, other natural disaster, power shortage or other similar events could interrupt or otherwise limit our operations resulting in product shipment delays, increased costs and other problems, any of which could have a material adverse effect on our business, customer relationships and results of operations.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

We have no unresolved staff comments.

ITEM 2.	PROPERTIES

We maintain our headquarters and manufacturing operations in San Jose, California in a leased facility, totaling approximately 100,000 square feet, which contain general administration and finance, marketing and sales, customer service and support, manufacturing and research, development and engineering. The lease for this facility expires in January 2016. We also rent sales and support offices in the United States in East Fishkill, New York and Woburn, Massachusetts under leases expiring in October 2011 and November 2012, respectively, and outside the United States in Taiwan, the Philippines, Japan, Korea, Singapore, Thailand, Germany, and China, with terms expiring between one month and three years from December 31, 2010.

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

In May 2006, the same company filed a state court lawsuit against us for malicious prosecution and abuse of process claiming that attorney’s fees, costs and other damages were due based on the outcome of the federal patent litigation suit described above. We do not believe this action has merit, particularly given the denial by the federal court of that company’s request to be awarded attorneys’ fees payable by us in the patent litigation and the subsequent federal appellate court’s affirmation of the order denying any such award. We filed a motion to have the state court complaint dismissed under California’s anti-strategic lawsuit against public participation (“anti-SLAPP”) and demurrer statutes. The anti-SLAPP statute is aimed at striking lawsuits that are brought in order to quash an individual’s constitutional rights to free speech or seeking redress of grievances (i.e., filing suit). The state court granted the anti-SLAPP motion as to the abuse of process claim, but denied it as to the malicious prosecution claim. Our subsequent appeals to the appellate court and California Supreme Court were unsuccessful, and the matter has returned to Riverside County Superior Court. We moved for summary judgment on the matter based on federal preemption, but the Superior Court denied the motion. A subsequent writ of mandamus filed by us was also not successful. Trial in the matter is now set for March 7, 2011.

We believe that the outcome of these matters will not be material to our business, financial condition or results of operations.

ITEM 4.	RESERVED

Executive Officers of the Registrant

As of December 31, 2010, the executive officers of Ultratech, who are appointed by and serve at the discretion of the Board of Directors, were as follows:

Name	Age	Position with the Company
Arthur W. Zafiropoulo	71	Chairman of the Board of Directors, Chief Executive Officer and President
Bruce R. Wright	62	Senior Vice President, Finance, Chief Financial Officer and Secretary

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

Fiscal 2010—Fiscal Quarter Ended		1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Market Price:	High	$15.71	$17.11	$19.11	$21.29
	Low	$12.23	$12.55	$15.21	$16.76

Fiscal 2009—Fiscal Quarter Ended		1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Market Price:	High	$13.57	$14.04	$13.63	$16.00
	Low	$9.74	$11.00	$10.57	$12.67

Our fiscal quarters in 2010 ended on April 3, 2010, July 3, 2010, October 2, 2010 and December 31, 2010. Our fiscal quarters in 2009 ended on April 4, 2009, July 4, 2009, October 3, 2009 and December 31, 2009.

As of February 11, 2011, we had approximately 256 stockholders of record.

We have not paid cash dividends on our common stock since inception, and our Board of Directors presently plans to reinvest our earnings in our business. Accordingly, it is anticipated that no cash dividends will be paid to holders of Common Stock in the foreseeable future.

In August 2010 and August 2009, we issued 2,000 and 2,500 shares, respectively, of our common stock in an unregistered, private placement under Section 4(2) of the Securities Act of 1933 to SEMI Foundation, a non-profit organization, to support its efforts to educate youth interested in science and math about career opportunities in the semiconductor industry. We issued 2,000 shares to SEMI Foundation in August 2008 in an unregistered, private placement under Section 4(2) of the Securities Act of 1933.

Stock Performance Graph

The graph depicted below reflects a comparison of the cumulative total return (i.e., change in stock price plus reinvestment of dividends) of our common stock assuming $100 invested as of December 31, 2004 with the cumulative total returns of the NASDAQ Composite Index and the Philadelphia Semiconductor Index.

Comparison of Cumulative Total Returns(1)(2)(3)

(1)	The graph covers the period from December 31, 2005 to December 31, 2010.
(2)	No cash dividends have been declared on our common stock.
(3)	Stockholder returns over the indicated period should not be considered indicative of future stockholder returns.

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

ITEM 6.	SELECTED FINANCIAL DATA

In thousands, except per share data and percentage information	2010(e)	2009(d)	2008(c)	2007(b)	2006(a)
Operations:
Net sales	$140,603	$95,813	$131,747	$112,310	$119,633
Gross profit	71,641	44,990	64,374	48,859	46,024
Gross profit as a percentage of net sales	51%	47%	49%	44%	38%
Operating income (loss)	17,541	(1,102)	9,135	(5,767)	(14,371)
Income (loss) before income taxes and cumulative effect of a change in accounting principle	17,951	2,059	12,185	(758)	(8,014)
Pre-tax income (loss) as a percentage of net sales	12.8%	2.1%	9.2%	(0.7)%	(6.7)%
Provision (benefit) for income taxes	1,170	(70)	408	286	954
Income (loss) before cumulative effect of a change in accounting principle	16,781	2,129	11,777	(1,044)	(8,968)
Net income (loss)	16,781	2,129	11,777	(1,044)	(8,968)
Income (loss) before cumulative effect of a change in accounting principle per share—basic	0.69	0.09	0.50	(0.04)	(0.38)
Net income (loss) per share—basic	0.69	0.09	0.50	(0.04)	(0.38)
Number of shares used in per share computation—basic	24,468	23,690	23,524	23,354	23,764
Income (loss) before cumulative effect of a change in accounting principle per share—diluted	0.67	0.09	0.50	(0.04)	(0.38)
Net income (loss) per share—diluted	0.67	0.09	0.50	(0.04)	(0.38)
Number of shares used in per share computation—diluted	25,043	23,852	23,665	23,354	23,764

Balance sheet:
Cash, cash equivalents and short-term investments	$184,290	$160,341	$158,498	$131,998	$78,090
Working capital	217,157	193,133	184,189	161,855	104,951
Total assets	281,294	234,581	229,191	218,641	216,050
Long-term obligations	4,822	5,935	6,687	7,534	7,580
Stockholders’ equity	231,649	199,968	193,423	177,400	174,108

Quarterly Data

Unaudited, in thousands, except per share data	1st	2nd	3rd	4th
2010
Net sales	27,503	31,551	37,937	43,612
Gross profit	14,053	16,654	18,522	22,412
Operating income	1,867	3,753	4,908	7,013
Net income	1,948	3,617	4,902	6,314
Net income per share—basic	0.08	0.15	0.20	0.25
Number of shares used in per share computation—basic	24,033	24,155	24,370	24,879
Net income per share—diluted	0.08	0.15	0.20	0.25
Number of shares used in per share computation—diluted	24,308	24,587	25,067	25,618

Unaudited, in thousands, except per share data	1st	2nd	3rd	4th
2009
Net sales	$25,655	$18,596	$24,939	$26,623
Gross profit	12,392	7,132	12,564	12,902
Operating income (loss)	252	(3,287)	729	1,204
Net income (loss)	191	(487)	1,041	1,384
Net income (loss) per share—basic	0.01	(0.02)	0.04	0.06
Number of shares used in per share computation—basic	23,647	23,669	23,707	23,801
Net income (loss) per share—diluted	0.01	(0.02)	0.04	0.06
Number of shares used in per share computation—diluted	23,678	23,669	23,805	24,191

(a)	Operating loss in 2006 includes $2.0 million of stock-based compensation expenses and a charge of $1.9 million related to certain exit activities (of which $0.1 million relating to the acceleration of restricted stock units and options is included in stock-based compensation expenses).
(b)	Operating loss in 2007 includes a charge of $1.6 million related to certain exit activities, a credit of $0.9 million which resulted from a refund of employee health insurance premiums paid previously, a benefit of $0.5 million related to sale of previously written down inventory and a credit of $0.3 million due to a change in the estimate related to collectability of certain accounts receivable. Refer to Note 12 of our consolidated financial statements herein for further disclosures related to the exit activities
(c)	Operating income in 2008 includes $2.4 million of stock-based compensation expenses and a charge of $0.6 million related to certain exit activities. Refer to Notes 5 and 12 of our consolidated financial statements herein for further disclosures related to these items.
(d)	Operating loss in 2009 includes $2.9 million of stock-based compensation expenses and a charge of $0.6 million related to certain exit activities. Refer to Notes 5 and 12 of our consolidated financial statements herein for further disclosures related to these items.
(e)	Operating income in 2010 includes $4.8 million of stock-based compensation expenses. There were no charges related to exit activities for the fiscal year ending December 31, 2010. Refer to Notes 5 and 12 of our consolidated financial statement herein for further disclosures related to these items.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Certain of the statements contained herein, which are not historical facts and which can generally be identified by words such as “anticipates,” “expects,” “intends,” “will,” “could,” “believes,” “estimates,” “continue,” and similar expressions, are forward-looking statements under Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that involve risks and uncertainties, such as risks related to timing, delays, deferrals and cancellations of orders by customers, including as a result of semiconductor manufacturing capacity as well as our customers’ financial condition and demand for semiconductors; customer concentration; our dependence on new product introductions and market acceptance of new products and enhanced versions of our existing products; lengthy sales cycles, including the timing of system installations and acceptances; quarterly revenue fluctuations; lengthy and costly development cycles for laser-processing and lithography technologies and applications; integration, development and associated expenses of the laser thermal processing operation; cyclicality in the semiconductor and nanotechnology industries; general economic and financial market conditions including impact on capital spending, as well as difficulty in predicting changes in such conditions; pricing pressures and product discounts; high degree of industry competition; intellectual property matters; changes in pricing by us, our competitors or suppliers; international sales and operations; timing of new product announcements and releases by us or our competitors; ability to volume produce systems and meet customer requirements; sole or limited sources of supply; ability and resulting costs to attract or retain sufficient personnel to achieve our targets for a particular period; dilutive effect of employee stock option grants on net income per share, which is largely dependent upon us achieving and maintaining profitability and the market price of our stock; mix of products sold; rapid technological change and the importance of timely product introductions; outcome of litigation; manufacturing variances and production levels; timing and degree of success of technologies licensed to outside parties; product concentration and lack of product revenue diversification; inventory obsolescence; asset impairment; changes to financial accounting standards; effects of certain anti-takeover provisions; future acquisitions; volatility of stock price; foreign government regulations and restrictions; business interruptions due to natural disasters or utility failures; environmental regulations; and any adverse effects of terrorist attacks in the United States or elsewhere, or government responses thereto, or military actions in Iraq, Afghanistan and elsewhere, on the economy, in general, or on our business in particular. Due to these and additional factors, the statements, historical results and percentage relationships set forth below are not necessarily indicative of the results of operations for any future period. These forward-looking statements are based on management’s current beliefs and expectations, some or all of which may prove to be inaccurate, and which may change. We undertake no obligation to revise or update any forward-looking statements to reflect any event or circumstance that may arise after the date of this report.

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

Revenue Recognition

We recognize revenue when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the seller’s price is fixed or determinable, and collectability is reasonably assured. We derive revenue from four sources—system sales, spare parts sales, service contracts and license fees.

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

Costs related to deferred product revenues are capitalized (deferred) and recognized at the time of revenue recognition. Deferred product revenue and costs are netted on our balance sheet, under the caption “deferred product and services income.” The gross amount of deferred revenues and deferred costs at December 31, 2010 were $20.1 million and $6.5 million, respectively, as compared to $13.4 million and $4.5 million, respectively, at December 31, 2009.

Costs incurred for shipping and handling are included in cost of sales.

Inventories and Purchase Order Commitments

The semiconductor industry is characterized by rapid technological change, changes in customer requirements and evolving industry standards. We perform a detailed assessment of inventory at each balance sheet date, which includes a review of, among other factors, demand requirements and market conditions. Based on this analysis, we record adjustments, when appropriate, to reflect inventory at lower of cost or market. Although we make every effort to ensure the accuracy of our forecasts of product demand, any significant unanticipated changes in demand, product mix or technological developments would significantly impact the value of our inventory and our reported operating results. In the future, if we find that our estimates are too optimistic and we determine that our inventory needs to be written down, we will be required to recognize such costs in our cost of sales at the time of such determination. For example, if the demand assumption used in our assessment at December 31, 2010 was reduced by 10%, assuming all other assumptions such as product mix are kept the same and that mitigation efforts were not possible, we would have had to write down our inventory and open purchase commitments by $0.3 million. Conversely, if we find our estimates are too pessimistic and we subsequently sell product that has previously been written down, our gross margin in that period will be favorably impacted.

Warranty Obligations

We recognize the estimated cost of our product warranties at the time revenue is recognized. Our warranty obligation is affected by product failure rates, material usage rates and the efficiency by which the product failure is corrected. Should actual product failure rates, material usage rates and labor efficiencies differ from our estimates, revisions to the estimated warranty liability would be required which could result in future charges or credits to our gross margins. We believe our warranty accrual, as of December 31, 2010, will be sufficient to satisfy outstanding obligations as of that date.

Allowance for Bad Debts

We maintain an allowance for estimated losses resulting from the inability of our customers to make required payments. This reserve is established based upon historical trends, current economic conditions, delinquency status based on contractual terms and an analysis of specific exposures. If the financial conditions of our customers were to deteriorate, or even a single customer was otherwise unable to make payments, additional allowances may be required. The average selling price of our systems is in excess of $2.5 million. Accordingly, a single customer default could have a material adverse effect on our results of operations. Our bad debt reserve as a percentage of gross accounts receivable at December 31, 2010 remained the same at 1% as compared to December 31, 2009.

Deferred Income Taxes

Deferred income taxes are provided for the tax effect of temporary differences between the tax basis of assets and liabilities and their reported amounts in the financial statements. ASC Topic 740, Income Taxes (“ASC 740”), provides for recognition of deferred tax assets if the realization of such deferred tax assets is more likely than not to occur. Realization of our net deferred tax assets is dependent upon the generation of sufficient taxable income in future years in appropriate tax jurisdictions to obtain the benefit of the reversal of temporary differences, net operating loss carryforwards, and tax credit carryforwards. Each quarter we assess the likelihood that we will be able to recover our deferred tax assets. We consider available evidence, both positive and negative, including historical levels of income, expectations and risks associated with estimates of future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance. As a result of our analysis, we concluded that it is more likely than not that, as of December 31, 2010, our net deferred tax assets will not be realized, with the exception of those in Japan and Taiwan. Therefore, we continue to provide a full valuation allowance against net deferred tax assets outside of Japan and Taiwan. Management continues to monitor the relative weight of positive and negative evidence of future profitability in relevant jurisdictions. As of December 31, 2010, we have experienced historical profitability. However, as of December 31, 2010, we have determined that the following negative evidence outweighs the positive evidence such that it is not more likely than not the Company will generate sufficient taxable income in the relevant jurisdictions to utilize our deferred tax assets and release the associated valuation allowance:

•	Recent movement of certain product manufacturing to Singapore, potentially resulting in reduced U.S. taxable income,

•	Inherent earnings volatility of our industry resulting in our inability to forecast long term earnings, and

•	NOL usage limitations resulting in a longer period being required to realize our deferred tax assets.

It is possible that sometime in the next 12 months the positive evidence will be sufficient to release a material amount of our valuation allowance; however there is no assurance that this will occur.

As of December 31, 2010, we had recorded a valuation allowance of approximately $58.8 million against our net deferred tax assets except for those in Japan and Taiwan. As of December 31, 2010, we had recorded approximately $0.4 million of net foreign deferred tax assets related to our operations in Japan and Taiwan. Based on projected future pre-tax income in Japan and Taiwan, these assets were not subject to a valuation allowance as it is more likely than not that they will be realized in the future.

Stock-Based Compensation

Under the fair value recognition provisions of ASC Topic 718, Compensation—Stock Compensation (“ASC 718”), share-based compensation cost is measured at the grant date based on the value of the award and is recognized as expense over the vesting period. Determining the fair value of share-based awards at the grant date requires judgment, including estimating our stock price volatility, employee stock option exercise behaviors and employee option forfeiture rates. If actual results differ significantly from these estimates, stock-based compensation expense recognized in our results of operations could be materially affected. As stock-based compensation expense recognized in the Consolidated Statement of Operations is based on awards that ultimately are expected to vest, the amount of the expense has been reduced for estimated forfeitures. ASC 718 requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Forfeitures were estimated based on historical experience. If factors change and we employ different assumptions in the application of ASC 718, the compensation expense that we record in future periods may differ significantly from what we have recorded in the current period.

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

Net Sales

				Percentage change
In millions	2010	2009	2008	2010 v 2009	2009 v 2008
Sales of:
Systems	$112.8	$70.0	$102.7	61%	-32%
Spare parts	11.8	10.5	11.6	12%	-9%
Services	15.6	15.1	17.0	3%	-11%
Licenses	0.4	0.2	0.4	100%	-50%

Total Net Sales	$140.6	$95.8	$131.7	47%	-27%

2010 vs. 2009

Net sales consist of revenues from systems sales, spare parts sales, services and licensing of technologies. For the year ended December 31, 2010, systems revenue accounted for approximately 80% of total net sales, and services, licenses and spare parts accounted for the remaining 20%.

System sales increased 61% to $112.8 million primarily attributable to a 7.4% increase in the average selling price of systems sold in 2010 compared to 2009, a 50% increase in system unit volume and a change in product mix primarily resulting from improved volume increases from laser thermal processing tools.

At December 31, 2010, we had approximately $13.6 million of deferred product and services income resulting from products shipped but not yet accepted, as compared with $8.8 million at December 31, 2009. The increase was primarily due to the timing differences of installation and customer acceptance. In general, it takes about two to three months to install and receive customer acceptance. The gross amounts of deferred revenues and deferred costs at December 31, 2010 were $20.1 million and $6.5 million, respectively, as compared to $13.4 million and $4.5 million, respectively, at December 31, 2009. Deferred product income is recognized as revenue upon satisfying the contractual obligations for installation and/or customer acceptance. Deferred services income is recognized as revenue ratably over the contract period (for time-based service contracts) or as purchased services are rendered (for contracts based on a purchased quantity of hours).

On a product market application basis, system sales to the semiconductor industry were $105.0 million for the year ended December 31, 2010, an increase of 59% as compared to $65.9 million in 2009. This increase was primarily due to a $29.4 million increase in sales to the laser thermal processing market. System sales to the nanotechnology market were $7.8 million for the year ended December 31, 2010, a 91% increase as compared with sales of $4.1 million in 2009. System sales to the nanotechnology market are highly dependent on customer capacity demand in the thin film head industry.

Sales of spare parts in 2010 increased 12%, to $11.8 million, as compared to $10.5 million in 2009. This increase was mainly due to increased spare part usage. Sales from services increased 3% to $15.6 million for the year ended December 31, 2010 as compared to $15.1 million in 2009. The increase in service revenue was primarily due to more new service contracts that were recognized as revenue in 2010.

Revenues from licensing activities increased to $0.4 million in 2010 as compared with $0.2 million in 2009 primarily due to more systems being sold under a royalty arrangement. Pursuant to our license arrangements, such transactions are subject to a license fee based on units sold. Future revenues from licensing activities, if any, will be contingent upon existing and future licensing arrangements. We may not be successful in generating licensing revenues and do not anticipate the recognition of significant levels of licensing income in the future.

For the year ended December 31, 2010, international net sales were $111.5 million, or 79% of total net sales, as compared with $68.8 million, or 72% of total net sales in 2009. We expect sales to international customers to continue to represent a significant majority of our revenues during 2011 as companies continue to build manufacturing plants overseas, especially in

Asia. Our revenue derived from sales in foreign countries is not generally subject to significant exchange rate fluctuations, principally because sales contracts for our systems are generally denominated in U.S. dollars. In Japan, however, orders are often denominated in Japanese yen.

For the year ended December 31, 2010, we recorded no system sales in Japan. However, we do sell spare parts into Japan and this subjects us to the risk of currency exchange rate fluctuations. We attempt to mitigate this risk by entering into foreign currency forward exchange contracts for the period between when an order is received and when it is recorded as revenue. After recording revenue, we use various mechanisms, such as natural hedges, to offset substantial portions of the gains or losses associated with our Japanese yen denominated receivables due to exchange rate fluctuations. We had approximately $1.2 million of Japanese yen-denominated receivables at December 31, 2010. International sales expose us to a number of additional risks, including fluctuations in the value of local currencies relative to the U.S. dollar, which impact the relative cost of ownership of our products and, thus, the customer’s willingness to purchase our product. (See “Risk Factors: International Sales”).

2009 vs. 2008

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

On a product market application basis, system sales to the semiconductor industry were $65.9 million for the year ended December 31, 2009, a decrease of 33% as compared to $98.2 million in 2008. This decrease was primarily due to an 83% decrease in sales to the laser thermal processing market. System sales to the nanotechnology market were $4.1 million for the year ended December 31, 2009, a decrease of 8% as compared with sales of $4.5 million in 2008. System sales to the nanotechnology market are highly dependent on customer capacity demand in the thin film head industry.

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

For the year ended December 31, 2009, international net sales were $68.8 million or 72% of total net sales, as compared with $81.4 million, or 62% of total net sales in 2008.

For the year ended December 31, 2009, we recorded system sales in Japan of $6.4 million, of which 45% were denominated in Japanese yen. We had approximately $3.9 million of Japanese yen-denominated receivables at December 31, 2009.

Gross Profit

2010 vs. 2009

On a comparative basis, gross margins were 51% and 47% for 2010 and 2009, respectively. The 4 percentage point increase in gross margin in 2010 was primarily due to an increase in the average selling prices of systems sold and unit volume increases in the laser thermal processing market.

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

Research, Development and Engineering Expenses

				Percentage change
In millions	2010	2009	2008	2010 v 2009	2009 v 2008
Research, development and engineering expenses	$19.9	$18.8	$23.3	6%	-19%
% of revenue	14%	20%	18%

2010 vs. 2009

Research, development and engineering expenses in 2010 increased 6% to $19.9 million as compared to $18.8 million in 2009. This increase was primarily due to higher salary and compensation related expenses of (i) $1.3 million resulting from executive bonus plan, new hires compensation, and discontinuing salary reduction programs from the prior year, (ii) $0.3 million higher travel related expenses and outside services. These increases were partially offset by $0.5 million in reduced expenses related to management expense reduction programs. An inherent delay exists between the time product development activities and expenditures occur and when resultant product revenue is ultimately realized. We expect current year research, development and engineering program investments to contribute to revenue in future years. As a percentage of net sales, engineering expenses for the year ended December 31, 2010 were 14% compared to 20% for 2009. This decrease was due primarily to the increase in net sales as compared to 2009 discussed above.

2009 vs. 2008

Research, development and engineering expenses in 2009 decreased 19% to $18.8 million as compared to $23.3 million in 2008. This decrease was primarily due to lower salary and compensation related expenses of $2.5 million resulting from workforce reduction, lower travel expenses and outside services of $1.7 million, lower expense from our management incentive plan of $0.2 million and lower overall expenses of $0.1 million from our continuing effort to manage company-wide expenses. As a percentage of net sales, engineering expenses for the year ended December 31, 2009 were 20% compared to 18% for 2008. This increase was due primarily to the decrease in net sales as compared to 2008 discussed above.

Selling, General and Administrative Expenses

				Percentage change
In millions	2010	2009	2008	2010 v 2009	2009 v 2008
Selling, general and administrative expenses	$34.2	$27.3	$31.9	25%	-14%
% of revenue	24%	29%	24%

2010 vs. 2009

Selling, general and administrative expenses increased by $6.9 million, or 25%, to $34.2 million in 2010, as compared to $27.3 million in 2009. The increase was primarily due to increased salary and compensation related expenses of (i) $0.9 million of new hire compensation and $0.4 million from discontinuing salary reduction programs from the prior year, (ii) a $1.4 million increase in stock-based compensation expense, (iii) a $0.7 million increase of external service costs, (iv) a $0.6 million increase in travel related expense, (v) a $2.0 million increase related to our management incentive plan, and (vi) a $0.9 million increase in sales expenses . As a percentage of net sales, selling, general and administrative expenses for the year ended December 31, 2010 were 24% compared to 29% for 2009. This decrease was due primarily to the increase in net sales as compared to 2009.

2009 vs. 2008

Selling, general and administrative expenses decreased by $4.6 million, or 14%, to $27.3 million in 2009, as compared to $31.9 million in 2008. The decrease was primarily due to lower salary and compensation related expenses of $3.6 million resulting from workforce reduction, lower travel expenses and outside services of $0.8 million, lower expense from the management incentive plan of $0.5 million and lower overall expenses of $0.1 million from our continuing effort to manage company-wide expenses. These decreases were partially offset by higher stock-based compensation expense of $0.4 million resulting from options and restricted stock units. As a percentage of net sales, selling, general and administrative expenses for the year ended December 31, 2009 were 29% compared to 24% for 2008. This increase was due primarily to the decrease in net sales as compared to 2008.

Interest and Other Income, Net

In millions	2010	2009	2008
Interest income	$0.5	$1.3	$3.4
Other income (expense), net	(0.1)	1.6	(0.3)

Interest and other income, net	$0.4	$2.9	$3.1

Interest income was $0.5 million for the year ended December 31, 2010, as compared with $1.3 million and $3.4 million for 2009 and 2008, respectively. The decrease in 2010 from 2009 and in 2009 from 2008 was primarily due to lower interest rates on our investments. We presently maintain an investment portfolio with a weighted-average maturity less than a year. Consequently, changes in short-term interest rates have a significant impact on our interest income. Future changes in short-term interest rates are expected to continue to have a significant impact on our interest income.

Other expense, net, was $0.1 million for the year ended December 31, 2010, as compared with other income of $1.6 million for 2009 and expense of $0.3 million for 2008. The decrease in other income was primarily attributable to the recognition of a foreign consumption tax incentive totaling $2.5 million during 2009, partially offset by a loss from foreign currency exchange of $0.4 million resulting from the depreciation of Japanese yen and loss on equipment disposal of $0.2 million. Other expense of $0.3 million in 2008 was the loss from foreign currency exchange.

The foreign consumption tax incentive related to a benefit we received in fiscal years 2004 and 2005 and was previously reserved due to uncertainties as to the ultimate realization of the incentive. In 2009, we determined that those uncertainties have been sufficiently reduced to allow recognition of the benefit. We do not expect to recognize any additional benefit with respect to this tax incentive.

Provision for Income Taxes

For the year ended December 31, 2010, we recorded income tax expense of $1.2 million as compared to income tax benefit of $70,000 and income tax expense of $0.4 million, respectively, in 2009 and 2008. The income tax expense recorded in 2010 was comprised primarily of both foreign and federal income tax accrued on U.S. operating income and licensing income from a non-U.S. subsidiary for a technology license in connection with the commencement of manufacturing of lithography systems and other related products in Singapore. The income tax benefit in 2009 was comprised primarily of federal tax benefit while the income tax expense recorded in 2008 was comprised of primarily foreign taxes. The actual expense or benefit recorded for each of 2010, 2009, and 2008 differs from the federal tax expense at 35% primarily due to current tax expense in foreign jurisdictions and the fact that the prior year U.S. losses were utilized.

We are pursuing available tax incentives that provide that certain income earned in Singapore would be subject to a tax holiday or reduced tax rates for a limited period of time under the laws of Singapore. To obtain these benefits, we must meet certain requirements relating to employment and investment activities. This exemption is expected to expire within 10 years. In 2010, the tax benefit attributable to tax holidays was $1.5 million with a $0.06 impact on diluted earnings per share. We did not have any benefits attributable to tax holidays in 2009 and 2008. Our ability to realize benefits from these initiatives could be materially adversely affected if, among other things, applicable requirements are not met, the incentives are substantially modified, or if we incur losses for which we cannot take a deduction.

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

In accordance with ASC 740, we had unrecognized benefits of $4.1 million as of December 31, 2010 due to uncertain tax positions. We continue to recognize interest and penalties as a component of income tax provision and accrued an immaterial amount for these items for the year. We adopted the provisions of accounting for uncertainty in income taxes as of January 1, 2007. Prior to the adoption, our policy was to establish reserves that reflected the probable outcome of known tax contingencies. The effects of final resolution, if any, were recognized as changes to the effective income tax rate in the period of resolution. ASC 740 requires application of a “more likely than not” threshold to the recognition and de-recognition of uncertain tax positions. This permits us to recognize the amount of tax benefit that has a greater than 50 percent likelihood of being ultimately realized upon settlement. It further requires that a change in judgment related to the expected ultimate resolution of uncertain tax positions be recognized in earnings in the quarter of such change. During the year ended December 31, 2010, reserves due to uncertain tax positions increased by $0.7 million.

Over the next twelve months, we expect an immaterial decline in the estimated amount of liabilities associated with our uncertain tax positions which arose prior to December 31, 2009 as a result of expiring statutes of limitations.

If we are able to eventually recognize these uncertain tax positions, $3.4 million of the unrecognized benefit on January 1, 2010 and $4.1 million of the unrecognized benefit on December 31, 2010, would reduce our effective tax rate. We currently have a full valuation allowance against our U.S. net deferred tax asset which would impact the timing of the effective tax rate benefit should any of these uncertain tax positions be favorably settled in the future.

We recognize interest and penalties related to uncertain tax positions as a component of income tax expense. As of December 31, 2010, we had accrued an immaterial amount of accrued interest and penalties related to uncertain tax positions.

Each quarter we assess the likelihood that we will be able to recover our deferred tax assets. We consider available evidence, both positive and negative, including historical levels of income, expectations and risks associated with estimates of future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance. As a result of our analysis, and as further described in the Critical Accounting Policies and Estimates section, Deferred Income Taxes, we concluded that it is more likely than not that, as of December 31, 2010, our net deferred tax assets will not be realized, with the exception of those in Japan and Taiwan. Therefore, we continue to provide a full valuation allowance against net deferred tax assets outside of Japan and Taiwan. It is possible that sometime in the next 12 months the positive evidence will be sufficient to release a material amount of our valuation allowance; however there is no assurance that this will occur.

We are subject to Federal and state tax examination for years 1999 forward and 1997 forward, respectively, by virtue of the tax attributes carrying forward from those years. We are also subject to audits in the foreign jurisdictions in which we operate for years 2004 and forward. There are no income tax examinations currently in progress.

Outlook

The anticipated timing of orders, shipments and customer acceptances usually requires that we fill a number of production slots in any given quarter in order to meet our sales targets. If we are unsuccessful in our efforts to secure those production orders, or if existing production orders are delayed or cancelled, our results of operations will be materially adversely impacted. Accordingly, we may not be able to achieve or maintain our current or prior level of sales. We presently expect net sales in 2011 to increase approximately 30% from 2010 net sales of $140.6 million.

Because our net sales are subject to a number of risks, including risks associated with the market acceptance of our new laser thermal processing product line, delays in customer acceptance, intense competition in the capital equipment industry, uncertainty relating to the timing and market acceptance of our products, and the condition of the macro-economy and the semiconductor industry and the other risks described in this report, we may not exceed or maintain our current or prior level of net sales for any period in the future. Additionally, we believe that the market acceptance and volume production of our advanced packaging systems, laser thermal processing systems, and our 1000 series family of wafer steppers are of critical importance to our future financial results. At December 31, 2010, these critical systems represented 42% of our backlog. To the extent that these products do not achieve or maintain significant sales due to difficulties involving manufacturing or engineering, the inability to reduce the current long manufacturing cycles for these products, competition, excess capacity in the semiconductor or nanotechnology device industries, or for any other reason, our business, financial condition and results of operations would be materially adversely affected.

We anticipate our operating income to be positive for 2011. We believe our cash flow for 2011 will continue to be positive. However, the inherent earnings volatility of our industry may impact our ability to generate positive operating income and cash flows in 2011.

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operating activities was $22.9 million for the year ended December 31, 2010, as compared with $3.2 million for the comparable period in 2009. Net cash provided by operating activities during the year ended December 31, 2010 was attributable to( i) $25.5 million of cash generated from operations activities after adjustments for non-cash charges that was partially offset by (ii) $2.6 million of cash used from changes in working capital.

The net $2.6 million of cash used from changes in working capital consisted of (i) $11.3 million of cash used in inventory purchases, (ii) $5.3 million of cash used in prepaid expenses and other current assets and (iii) $1.4 million of reduced cash receipts from customers. Sources of cash from changes in working capital consisted of (i) $10.1 million increase in accounts payable, accrued expenses, and taxes payable and (ii) a $5.3 million increases in deferred revenues and other liabilities.

We believe that because of the relatively long manufacturing cycle of certain of our systems, particularly newer products, our inventories will continue to represent a significant portion of working capital. Currently, we are devoting significant resources to the development, introduction and commercialization of our laser thermal processing systems and to the development of our next generation 1X lithography technologies. We currently intend to continue to incur significant operating expenses in the areas of research, development and engineering, manufacturing, and selling, general and administrative costs in order to further develop, produce and support these new products. Additionally, gross profit margins, inventory and capital equipment levels may be adversely impacted in the future by costs associated with the initial production of the laser thermal processing systems and by future generations of our 1X wafer steppers. These costs include, but are not limited to, additional manufacturing overhead, costs of demonstration systems and facilities and the establishment of additional after-sales support organizations. Additionally, there can be no assurance that operating expenses will not increase, relative to sales, as a result of adding technical, marketing and administrative personnel, among other costs, to support our new products. If we are unable to achieve significantly increased net sales or if our sales fall below expectations, our cash flow and operating results will be materially adversely affected until, among other factors, costs and expenses can be reduced. Our failure to achieve our sales targets for these new products could result in additional inventory write-offs and asset impairment charges, either of which could materially adversely impact our results of operations.

During the year ended December 31, 2010, net cash used in investing activities was $27.5 million, as compared with net cash provided by investing activities of $40.6 million for the comparable period in 2009. Net cash used in investing activities during the year ended December 31, 2010 was attributable to net purchases of short-term investments of $19.2 million and capital expenditures of $8.3 million.

Net cash provided by financing activities was $9.6 million during the year ended December 31, 2010, as compared with $2.0 million for the comparable period in 2009. Net cash provided by financing activities during the year ended December 31, 2010 was primarily attributable to proceeds received from the issuance of common stock under our employee stock option plans.

At December 31, 2010, we had working capital of $217.2 million. Our principal source of liquidity at December 31, 2010 consisted of $178.3 million in cash, cash equivalents and short-term investments, net of related borrowings under our line of credit.

In December 2004, we entered into a line of credit agreement with a brokerage firm replacing a similar arrangement that we had with a different firm. Under the terms of this agreement, we may borrow funds at a cost equal to the current Federal funds rate plus 125 basis points (i.e. 1.4% as of December 31, 2010). Certain of our cash, cash equivalents and short-term investments secure outstanding borrowings under this facility. We may borrow up to 75% of our total cash, cash equivalents and investments balance in this brokerage account. Funds are advanced to us under this facility based on pre-determined advance rates on the cash and securities held by us in this brokerage account. This agreement has no set expiration date and there are no loan covenants. As of each of December 31, 2010 and 2009, $6.0 million was outstanding under this facility, with a related collateral requirement of approximately $8.0 million of our cash, cash equivalents and investments.

The following summarizes our contractual obligations at December 31, 2010, and the effect such obligations are expected to have on our liquidity and cash flows in future periods:

In millions	Total	Less than 1 year	1-3 years	3-5 years	After 5 years
Notes payable obligations	$6.0	$6.0	$—	$—	$—
Non-cancelable capital lease obligations	0.4	0.2	0.2	—	—
Non-cancelable operating lease obligations	9.9	2.3	4.0	3.5	0.1
Long-term payables	3.4	—	—	0.1	3.3
Asset retirement obligations	1.7	—	0.3	—	1.4
Open purchase order commitments	61.1	47.4	13.7	—	—

Total contractual cash obligations	$82.5	$55.9	$18.2	$3.6	$4.8

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

Off-Balance Sheet Transactions

Our off-balance sheet transactions consist of certain financial guarantees, both expressed and implied, related to indemnification for product liability, patent infringement and latent product defects. Other than liabilities recorded pursuant to known product defects, at December 31, 2010, we did not record a liability associated with these guarantees, as we have little or no history of costs associated with such indemnification requirements. (See Note 16 to our Consolidated Financial Statements for additional information.)

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

Interest Rate Risk

Our exposure to market risk due to potential changes in interest rates, relates primarily to our investment portfolio, which consisted primarily of fixed interest rate instruments as of December 31, 2010 and 2009. We maintain an investment policy designed to ensure the safety and preservation of our invested funds by limiting market risk and the risk of default.

Certain of our cash, cash equivalents and investments serve as collateral for a line of credit we maintain with a brokerage firm. The line of credit is used for liquidity purposes, mitigating the need to liquidate investments in order to meet our current operating cash requirements.

The following table presents the hypothetical changes in fair values in the financial instruments held by us at December 31, 2010 that are sensitive to changes in interest rates. These instruments are comprised of cash equivalents and investments. These instruments are held for purposes other than trading. The modeling techniques used measure the change in fair values arising from selected hypothetical changes in interest rates. Assumed market value changes to our portfolio reflects immediate hypothetical parallel shifts in the yield curve of plus or minus 50 basis points (“BPS”), 100 BPS, and 150 BPS:

Cash equivalents and Available-for-sale Investments, in thousands	Valuation of securities given an interest rate decrease of X basis points			No change in interest rate	Valuation of securities given an interest rate increase of X basis points
	(150 BPS)	(100 BPS)	(50 BPS)	0 BPS	50 BPS	100 BPS	150 BPS
Commercial papers	$12,031	$12,018	$12,006	$11,994	$11,983	$11,971	$11,959
Money market funds	9,593	9,593	9,593	9,593	9,593	9,592	9,592
U.S. corporate debt securities	—	—	—	—	—	—	—
U.S. treasury bills and notes	—	—	—	—	—	—	—
Securities and obligations of U.S. government agencies	115,727	115,371	115,018	114,669	114,322	113,978	113,637

Total investments	$137,351	$136,982	$136,617	$136,256	$135,898	$135,541	$135,188

During 2010, we did not materially alter our investment objectives or criteria and believe that, although the composition of our portfolio has changed from the preceding year, the portfolio’s sensitivity to changes in interest rates is materially the same.

Credit Risk

We mitigate credit default risk by attempting to invest in high credit quality securities and by positioning our portfolio to respond appropriately to a significant reduction in a credit rating of any investment issuer or guarantor. Our portfolio includes only marketable securities with active secondary or resale markets to ensure portfolio liquidity and is diversified in accordance with our investment policy. To date, we have not experienced significant liquidity problems with our portfolio. Our single largest holding at December 31, 2010, excluding the United States government and its agencies, was a $6.0 million money market fund.

As of December 31, 2010, we did not have any investments in mortgage backed or auction rate securities or any security investments in the financial service sector. However, we intend to closely monitor developments in the credit markets and make appropriate changes to our investment policy as deemed necessary or advisable. Based on our ability to liquidate our investment portfolio and our expected operating cash flows, we do not anticipate any liquidity constraints as a result of the current credit environment.

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

ULTRATECH, INC.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Consolidated Financial Statements included in Item 8:

ULTRATECH, INC.

CONSOLIDATED BALANCE SHEETS

In thousands, except share and per share amounts	December 31, 2010	December 31, 2009
Assets
Current assets:
Cash and cash equivalents	$63,626	$58,617
Short-term investments	120,664	101,724
Accounts receivable, net of allowance for doubtful accounts of $345 and $318 at December 31, 2010 and 2009, respectively	32,825	31,426
Inventories	37,088	25,881
Prepaid expenses and other current assets	7,777	4,163

Total current assets	261,980	221,811

Property, Plant, and Equipment, net	14,835	9,841
Other assets	4,479	2,929

Total assets	$281,294	$234,581

Liabilities and Stockholders’ Equity
Current liabilities:
Notes payable	$6,000	$6,000
Accounts payable	13,154	7,112
Accrued expenses	12,028	6,720
Deferred product and services income	13,641	8,846

Total current liabilities	44,823	28,678

Accrued rent	31	781
Other liabilities	5,313	5,154

Commitments and contingencies

Stockholders’ equity:
Preferred Stock, $0.001 par value:
2,000,000 shares authorized; none issued	—	—
Common Stock, $0.001 par value:
40,000,000 shares authorized; 24,739,040 and 23,838,084 shares issued and outstanding at December 31, 2010 and 2009, respectively	27	26
Additional paid-in capital	252,565	238,137
Treasury stock: 1,838,801 and 1,840,801 shares at December 31,
2010 and 2009, respectively	(26,540)	(26,569)
Accumulated other comprehensive income, net	(118)	(38)
Retained Earnings (Accumulated deficit)	5,193	(11,588)

Total stockholders’ equity	231,127	199,968

Total liabilities and stockholders’ equity	$281,294	$234,581

See accompanying notes to consolidated financial statements.

UL TRATECH, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
In thousands, except per share amounts	2010	2009	2008
Net sales
Products	$124,626	$80,540	$114,311
Services	15,602	15,066	17,036
Licenses	375	207	400

Total net sales	140,603	95,813	131,747
Cost of sales
Cost of products sold	56,435	38,813	55,957
Cost of services	12,527	12,010	11,416

Gross profit	71,641	44,990	64,374

Research, development and engineering	19,906	18,759	23,316
Selling, general and administrative	34,194	27,333	31,923

Operating income (loss)	17,541	(1,102)	9,135

Interest expense	(15)	288	(121)
Interest and other income, net	425	2,873	3,171

Income before income taxes	17,951	2,059	12,185
Provision (benefit) for income taxes	1,170	(70)	408

Net income	$16,781	$2,129	$11,777

Net income per share—basic
Net income	$0.69	$0.09	$0.50
Number of shares used in per share computations—basic	24,468	23,690	23,524

Net income per share—diluted
Net income	$0.67	$0.09	$0.50
Number of shares used in per share computations—diluted	25,043	23,852	23,665

See accompanying notes to consolidated financial statements.

ULTRATECH, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
In thousands	2010	2009	2008
Cash flows from operating activities:
Net income	$16,781	$2,129	$11,777
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	3,241	4,350	5,431
Amortization	388	611	898
Amortization (benefit) of postretirement benefit plan obligation	(12)	46	102
Accretion of asset retirement obligations	111	167	157
Loss on disposal of equipment	112	120	22
Stock-based compensation	4,839	2,922	2,388
Changes in operating assets and liabilities:
Accounts receivable	(1,399)	(13,108)	12,244
Inventories	(11,291)	6,554	(2,397)
Prepaid expenses and other current assets	(3,614)	757	(896)
Other assets	(1,722)	36	(352)
Accounts payable	6,042	(1,718)	630
Accrued expenses	3,908	(2,787)	(387)
Income Taxes Payable	242	(126)	(43)
Deferred product and services income	4,795	4,518	(5,833)
Other liabilities	458	(1,245)	(530)

Net cash provided by operating activities	22,879	3,226	23,211

Cash flows from investing activities:
Capital expenditures	(8,258)	(3,646)	(4,713)
Proceeds from sales of fixed assets	—	1,137	6,801
Purchase of patents	—	—	(744)
Purchase of investments in securities	(181,194)	(125,134)	(116,723)
Proceeds from maturities of investments	162,001	87,024	129,964

Net cash provided by (used in) investing activities	(27,451)	(40,619)	14,585

Cash flows from financing activities:
Proceeds from notes payable	24,000	34,056	49,061
Repayment of notes payable	(24,000)	(34,056)	(48,855)
Proceeds from issuance of common stock for stock option exercises	10,425	2,448	1,446
Tax payment for issuance of common stock from release of restricted stock units	(844)	(472)	—

Net cash provided by financing activities	9,581	1,976	1,652

Net increase (decrease) in cash and cash equivalents	5,009	(35,417)	39,448

Cash and cash equivalents at beginning of period	58,617	94,034	54,586

Cash and cash equivalents at end of period	$63,626	$58,617	$94,034

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$15	$32	$51
Income taxes paid	$248	$194	$442
Other non-cash changes:
Capital lease of phone system	$936	$—	$42
Systems transferred from (to) inventory to (from) equipment and other assets	$—	$1,361	$(93)

See accompanying notes to consolidated financial statements.

ULTRATECH, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Stockholders’ Equity
	Common Stock		Additional Paid-in Capital	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Accumulated Deficit)	Total Stockholders’ Equity
In thousands, except share data	Shares	Amount
Balance at December 31, 2007	23,371,055	$25	$229,412	$(26,634)	$91	$(25,494)	$177,400
Net issuance of common stock under stock option plans	145,143	—	1,446	29	—	—	1,475
Stock-based compensation	—	—	2,388	—	—	—	2,388
Components of comprehensive income:
Change in net unrealized gains (losses) on:
Available-for-sale investments	—	—	—	—	444	—	444
Foreign exchange contracts	—	—	—	—	(163)	—	(163)
Change in minimum postretirement benefits obligation	—	—	—	—	102	—	102
Net income	—	—	—	—	—	11,777	11,777

Total comprehensive income							12,160

Balance at December 31, 2008	23,516,198	25	233,246	(26,605)	474	(13,717)	193,423
Net issuance of common stock under stock option plans	321,886	1	1,968	36	—	—	2,005
Stock-based compensation	—	—	2,923	—	—	—	2,923
Components of comprehensive income:
Change in net unrealized gains (losses) on:
Available-for-sale investments	—	—	—	—	(643)	—	(643)
Foreign exchange contracts	—	—	—	—	84	—	84
Change in minimum postretirement benefits obligation	—	—	—	—	47	—	47
Net income	—	—	—	—	—	2,129	2,129

Total comprehensive income							1,617

Balance at December 31, 2009	23,838,084	26	238,137	(26,569)	(38)	(11,588)	199,968
Net issuance of common stock under stock option plans	900,956	1	9,589	29			9,619
Stock-based compensation	—	—	4,839	—	—	—	4,839
Components of comprehensive income:
Change in net unrealized gains (losses) on:
Available-for-sale investments	—	—	—	—	(68)	—	(68)
Change in minimum postretirement benefits obligation	—	—	—	—	(12)	—	(12)
Net income	—	—	—	—	—	16,781	16,781

Total comprehensive income							$16,701

Balance at December 31, 2010	24,739,040	$27	$252,565	$(26,540)	$(118)	$5,193	$231,127

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

Major Customers

In 2010, Samsung Corporation (“Samsung”), Taiwan Semiconductor Manufacturing Co. Ltd. (“TSMC”), and Intel Corporation (“Intel”) accounted for 19%, 11% and 11% of our net sales, respectively. In 2009, TSMC, Intel and StatsChipPac Ltd (“StatsChipPac”) accounted for 22%, 19%, and 14% respectively. Intel accounted for 32% of our net sales in 2008, and was the only customer that accounted for more than 10% of our net sales in 2008.

At December 31, 2010, Samsung, StatsChipPac. and TSMC accounted for 30%, 22% and 19% of our accounts receivable, respectively.

At December 31, 2009, TSMC, StatsChipPac. and Intel accounted for 41%, 16% and 2% of our accounts receivable, respectively.

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

Enterprise-Wide Disclosures

Our products are manufactured in the United States and Singapore, and are sold worldwide. We market our products internationally through domestic and foreign-based sales and service. The following table presents enterprise-wide sales to external customers and long-lived assets by geographic region:

In thousands	2010	2009	2008
Net sales:
United States of America	$29,076	$27,034	$50,352

International:
Taiwan	44,645	30,827	12,567
Korea	22,366	1,426	6,695
Europe	20,645	3,255	24,328
Rest of the world	15,175	6,514	15,852
Japan	4,606	11,801	21,514
Singapore	4,090	14,956	439

subtotal	111,527	68,779	81,395

Total	$140,603	$95,813	$131,747

Long-lived assets:
United States of America	$13,524	$11,941	$14,905
Rest of the world	5,790	829	1,016

Total	$19,314	$12,770	$15,921

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

A majority of our trade receivables are derived from sales in various geographic areas, principally the U.S., Europe, Japan, Taiwan and the rest of Asia, to large companies within the integrated circuit and nanotechnology industries. We perform ongoing credit evaluations of our customers’ financial condition and require collateral, whenever deemed necessary. As of December 31, 2010 and 2009, the recorded value of our accounts receivable approximated fair value due to the short-term nature of our accounts receivable.

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

Certain immaterial amounts of service and product costs for prior periods have been reclassified between product cost of sales and service cost of sales in the Consolidated Statements of Operations to be consistent with current presentation.

The U.S. dollar is the functional currency for all foreign operations. Foreign exchange gains and losses which result from the process of remeasuring foreign currency financial statements into U.S. dollars or from foreign currency exchange transactions during the period, are included in interest and other income, net. Net foreign exchange losses in 2010 were immaterial and in 2009 were $0.4 million, and in 2008, were $0.3 million.

We have evaluated subsequent events, as defined by Accounting Standard Codification (“ASC”) Topic 855, through March 1, 2011, which is the issuance date of our financial statements.

Use of Estimates

The preparation of the financial statements and related disclosures in conformity with accounting principles generally accepted in the United States requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities at the date of the consolidated financial statements. By their nature, these estimates and judgments are subject to an inherent degree of uncertainty. On an ongoing basis, management evaluates its estimates, including those related to inventories and purchase order commitments, warranty obligations, asset retirement obligations, bad debts, estimated useful lives of fixed assets, asset impairment, income taxes, deferred income tax valuation allowance, restructuring and contingencies and litigation. Management bases its estimates on historical experience and on various other analyses and assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

4. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Cash Equivalents

Cash equivalents consist of highly liquid investments with an original maturity date at acquisition of three months or less. The carrying value of cash equivalents approximates fair value.

Investments

Management determines the appropriate classification of its investments at the time of purchase and re-evaluates the classification at each balance sheet date. At December 31, 2010 and 2009, all investments and cash equivalents in our portfolio were classified as “available-for-sale” and are stated at fair value, with the unrealized gains and losses, net of tax, reported in accumulated other comprehensive income (loss), as a separate component of stockholders’ equity. The fair value of short-term investments are estimated based on quoted prices in active markets or significant other observable inputs as of December 31, 2010 and 2009.

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

Other Assets

Included in other assets for the year ended December 31, 2010 is restricted cash in the amount of $0.8 million. The restricted cash is in the form of an interest bearing account for a letter of credit against a customer deposit received in 2010. Our obligation on the letter of credit will be released once the customer’s order is shipped.

Long-lived Assets

Equipment and leasehold improvements are stated at cost, less accumulated depreciation and amortization. Equipment is depreciated on a straight-line basis over the estimated useful lives (i.e. three to 10 years). Leasehold improvements are amortized on a straight-line basis over the life of the related assets or the lease term, whichever is shorter. Depreciation and amortization expense for the years ended 2010 and 2009 was $3.6 million and $4.9 million, respectively.

We review long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of these assets may not be recoverable. We assess these assets for impairment based on estimated future cash flows from these assets. No asset impairment charges have been recorded during the three years ended December 31, 2010.

Related-Party Transactions

During 2010, we made a loan to an employee for approximately $0.1 million in the form of full-recourse promissory note. From time to time, we make loans to our employees. All currently outstanding employee notes accrue interest and have terms ranging from two to six years. Certain notes are secured by deeds of trust for the employees’ personal residences. As of December 31, 2010, the aggregate outstanding principal balances of all notes was $0.6 million.

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

	Derivatives as of December 31, 2010
In thousands	Balance Sheet Location	Fair Value
Foreign exchange contracts	Other current assets	$15
	Other current liabilities	$(41)

Total derivatives		$(26)

	Asset Derivatives as of December 31, 2009
In thousands	Balance Sheet Location	Fair Value
Foreign exchange contracts	Other current assets	$79

Total derivatives		$79

Our derivative financial instruments are subject to both credit and market risk. Credit risk is the risk of loss due to failure of a counterparty to perform its obligations in accordance with contractual terms. Market risk is the potential change in an investment’s value caused by fluctuations in interest and currency exchange rates, credit spreads or other variables. We monitor the credit-worthiness of the financial institutions that are counterparties to our derivative financial instruments and do not consider the risks of counterparty nonperformance to be material. Credit and market risks, as a result of an offset by the underlying cash flow being hedged, related to derivative instruments were not considered material at December 31, 2010 and 2009.

Cash Flow Hedging

We designate and document as cash flow hedges foreign exchange forward contracts that are used by us to hedge the risk that forecasted revenue may be adversely affected by changes in foreign currency exchange rates. The effective portion of the contracts’ gains or losses is included in accumulated other comprehensive income (loss) (“OCI”) until the period in which the forecasted sale being hedged is recognized, at which time the amount in OCI is reclassified to earnings as a component of revenue. To the extent that any of these contracts are not considered to be effective in offsetting the change in the value of the forecasted sales being hedged, the ineffective portion of these contracts is immediately recognized in income as a component of interest and other income, net. For the year ended December 31, 2010, there was no hedge ineffectiveness. We calculate hedge effectiveness at a minimum each fiscal quarter. We measure hedge effectiveness by comparing the cumulative change in the spot rate of the derivative with the cumulative change in the spot rate of the anticipated sales transactions. The maturity of these instruments is generally nine months or less. We record any excluded components of the hedge in interest and other income, net. As of December 31, 2010, we had no cash flow hedges.

In the event the underlying forecasted transaction does not occur within the designated hedge period or it becomes probable that the forecasted transaction will not occur, the related gains and losses on the cash flow hedge are reclassified from OCI to interest and other income, net on the consolidated statement of operations.

We did not have any currency forward contracts classified as cash-flow hedges outstanding at December 31, 2010 and 2009 as compared to one currency forward contract for the sale of Japanese yen of $0.7 million at December 31, 2008. As such, we did not record any accumulated losses or gains as a component of other comprehensive income (loss) at December 31, 2010 or 2009. The fair value of derivatives classified as cash-flow hedges at December 31, 2009 was a net liability of $39,000. The following sets forth the effect of the derivative instruments on our Condensed Consolidated Statements of Operations for the year ended December 31, 2009:

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

At December 31, 2010 and 2009, we had currency forward contracts classified as fair value hedges for the sale of Japanese yen of $0.8 million and $3.8 million, respectively. The fair value of derivatives classified as fair value hedges at December 31, 2010 was an immaterial liability as compared to a liability of $0.1 million at December 31, 2009. The following sets forth the effect of the derivative instruments on our Condensed Consolidated Statements of Operations for the year ended December 31, 2010 and 2009 (in thousands):

Derivatives in ASC 815 Fair Value Hedging Relationship	Location of Loss Recognized in Income on Derivative	Amount of Loss Recognized in Income on Derivatives for the Year Ended December 31, 2010
Foreign exchange contracts	Interest and other income (expense), net	$(91)

Derivatives in ASC 815 Fair Value Hedging Relationship	Location of Gain Recognized in Income on Derivative	Amount of Gain Recognized in Income on Derivatives for the Year Ended December 31, 2009
Foreign exchange contracts	Interest and other income (expense), net	$243

Revenue Recognition

We recognize revenue when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the seller’s price is fixed or determinable, and collectability is reasonably assured. We derive revenue from four sources—system sales, spare parts sales, service contracts and license fees.

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

Costs related to deferred product revenues are capitalized (deferred) and recognized at the time of revenue recognition. Deferred product revenue and costs are netted on our balance sheet, under the caption “deferred product and services income.” The gross amount of deferred revenues and deferred costs at December 31, 2010 were $20.1 million and $6.5 million, respectively. The gross amount of deferred revenues and deferred costs at December 31, 2009 were $13.4 million and $4.5 million, respectively.

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

Deferred Income Taxes

Deferred income taxes are provided for the tax effect of temporary differences between the tax basis of assets and liabilities and their reported amounts in the financial statements. ASC Topic 740, Income Taxes (“ASC 740”) provides for recognition of deferred tax assets if the realization of such deferred tax assets is more likely than not to occur. Realization of our net deferred tax assets is dependent upon our generation of sufficient taxable income in future years in appropriate tax jurisdictions to obtain the benefit of the reversal of temporary differences, net operating loss carryforwards, and tax credit carryforwards. The amount of deferred tax assets considered realizable is subject to adjustment in future periods if estimates of future taxable income are changed. With the exception of certain international jurisdictions (i.e. Japan and Taiwan), we have determined that at this time it is more likely than not that deferred tax assets attributable to the remaining jurisdictions will not be realized, primarily due to uncertainties related to our ability to utilize the net operating loss and tax credit carryforwards before they expire based on the fact that it is more likely than not we will generate sufficient taxable income in the relevant jurisdictions. Accordingly, we have established a valuation allowance for such deferred tax assets. Management continues to monitor the relative weight of positive and negative evidence of future profitability in relevant jurisdictions. It is possible that sometime in the next 12 months the positive evidence will be sufficient to release a material amount of our valuation allowance; however, there is no assurance this will occur. See Note 14 Income Taxes for further details.

Taxes Collected from Customers

We collect taxes from our customers for sales transactions as assessed by respective governmental authorities. On our consolidated statements of operations these taxes are presented on a net basis and are excluded from revenues and expenses.

Impact of Recently Issued Accounting Standards

In September 2009, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) No. 2009-13, Revenue Recognition (Topic 605)—Multi-Deliverables Revenue Arrangements, a Consensus of the FASB Emerging Issues Task Force, to address the accounting for multiple-deliverable arrangements to enable vendors to account for products or services (deliverables) separately rather than as a combined unit. It establishes the accounting and reporting guidance for arrangements under which the vendor will perform multiple revenue-generating activities, specifically, how to separate deliverables and how to measure and allocate arrangement consideration to one or more units of accounting. The update will be effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. We have completed our evaluation of the new standard and have concluded that this standard will not have a material effect on our consolidated financial statements.

In October 2009, the FASB issued ASU No. 2009-14, Software (Topic 985)—Certain Revenue Arrangements That Include Software Element, a Consensus of the FASB Emerging Issues Task Force, to address concerns relating to the accounting for revenue arrangements that contain tangible products and software. It requires a vendor to use vendor-specific objective evidence of selling price to separate deliverables in a multiple-element arrangement. The update will be effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. We have completed our evaluation of the new standard and have concluded that this standard will not have a material effect on our consolidated financial statements.

In January 2010, The FASB issued ASU No. 2010-06, Fair Value Measurements and Disclosures (Topic 820)—Improving Disclosures about Fair Value Measurements, to provide amendments to Subtopic 820-10 that require new disclosures for transfers in and out of Levels 1 and 2 and for activity in Level 3 fair value measurements. It also clarifies existing disclosures for level of disaggregation and disclosures about inputs and valuation techniques. The update was effective for interim and annual reporting periods beginning after December 15, 2009. We have completed our evaluation of the new standard and have concluded that this standard did not have a material effect on our consolidated financial statements. The disclosures of roll forward activities in level 3 fair value measurements are effective for interim and annual reporting periods beginning after December 15, 2010. We have completed our evaluation of the new standard and have concluded that this standard will not have a material effect on our consolidated financial statements.

5. STOCK-BASED COMPENSATION

The following table shows total stock-based compensation expense recognized under ASC Topic 718, Compensation—Stock Compensation (“ASC 718”), for employees and directors and the effect to the accompanying Consolidated Statement of Operations for the years ended December 31, 2010, 2009 and 2008. There was no tax effect.

In thousands	2010	2009	2008
Cost of Sales	$329	$194	$118
Research, development, and engineering	904	553	464
Selling, general and administrative expenses	3,606	2,175	1,806

Total stock-based compensation expense	$4,839	$2,922	$2,388

Compensation cost capitalized as part of inventory was immaterial during each of the years ended December 31, 2010 and 2009.

The estimated fair value of our stock-based awards, less expected forfeitures, is amortized over the awards’ vesting period using a single grant approach on a ratable basis for awards granted after the adoption of ASC 718 and using a multiple grant approach on an accelerated basis for awards granted prior to the adoption of ASC 718.

The fair value of each option award is estimated on the date of grant using the Black-Scholes valuation model and the assumptions noted in the following table. The expected life of options is based on observed historical exercise patterns. Groups of employees that have similar historical exercise patterns have been considered separately for valuation purposes. The Black-Sholes valuation input for expected volatility used for our stock options for the years ended December 31, 2010 and 2009 was based on the historical volatility of our common stock. During the year ended December 31, 2008, the volatility input was based on a combination of historical and market-based implied volatility. This change did not have any material impact on our results of operations or financial position. The risk free interest rate is based on the implied yield on a U.S. Treasury zero-coupon issue with a remaining term equal to the expected term of the option. The dividend yield reflects that we have not paid any cash dividends since inception and do not intend to pay any cash dividends in the foreseeable future.

We used the following weighted-average assumptions to estimate the fair value of stock options at the date of grant using the Black-Scholes option-pricing model.

	2010	2009	2008
Expected life (in years)	8.0	5.0	5.3
Risk-free interest rate	2.90%	2.16%	2.87%
Volatility factor	0.51	0.48	0.51
Dividend yield	0%	0%	0%

The weighted-average fair value per share of stock options granted during 2010, 2009 and 2008 was $9.48, $6.00 and $5.29, respectively.

1993 Stock Option Plan/Stock Issuance Plan

Under our 1993 Stock Option Plan/Stock Issuance Plan, as amended and restated as of January 30, 2006, officers and other key employees, non-employee Board members and consultants may receive equity incentive awards in the form of stock options to purchase shares of common stock at no less than 100% of fair value at the grant date or restricted stock or restricted stock units. Options historically have vested in equal monthly installments over a fifty-month period, with a minimum vesting period of twelve months from the grant date, and generally expire ten years from the date of grant or upon the expiration of a limited period following any earlier termination of employment. The plan was amended in January 2006 to allow the issuance of shares pursuant to restricted stock unit awards, and during fiscal years 2010, 2009 and 2008, restricted stock unit awards were made which generally vest in equal annual installments over a three-year period measured from the award date but which defer the issuance of the vested shares until the end of the vesting period, subject to earlier issuance upon termination of employment under certain circumstances or a change in control. Awards under the plan may be subject to accelerated vesting under certain circumstances should a change in control occur. The plan terminates on the earlier of June 6, 2020 or the date on which all shares available for issuance under the plan have been issued. Under the plan, approximately 1.4 million, 2.5 million and 2.0 million options and awards were available for issuance at December 31, 2010, 2009 and 2008, respectively.

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

The plan was amended in January 2008 to allow the issuance of shares pursuant to restricted stock unit awards, which generally vest in equal annual installments over a three-year period measured from the award date but which defer the issuance of the vested shares until the end of the vesting period, subject to earlier issuance upon termination of employment under certain circumstances or a change in control. Awards under the plan may be subject to accelerated vesting under certain circumstances should a change in control occur. Since the plan terminated on October 19, 2008, there were no options available for issuance at December 31, 2010 and 2009.

Stock Option Activity

A summary of our stock option activity for the period ended December 31, 2010, and related information follows:

	Options	Weighted- Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value as of December 31, 2010
Outstanding at January 1, 2010	3,377,151	$15.62
Granted	818,500	$16.53
Exercised	(780,833)	$13.35
Forfeited and expired	(145,671)	$16.27

Outstanding at December 31, 2010	3,269,147	$16.35	4.8	$13,822,540

Exercisable at December 31, 2010	2,389,935	$16.61	3.2	$10,111,305
Vested and expected to vest as of December 31, 2010, net of anticipated forfeitures	3,136,346	$16.35	4.6	$13,374,705

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between our closing stock price on the last trading day of fiscal 2010 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on December 31, 2010. Total intrinsic value of options exercised in fiscal year 2010 was $3.6 million as compared to $0.5 million and $0.3 million in each of 2009 and 2008, respectively. Cash received from option exercises in fiscal 2010 was $10.4 million.

A summary of our option activity for the prior years follows:

	2009		2008
	Options	Weighted- Average Exercise Price	Options	Weighted- Average Exercise Price
Outstanding at January 1	4,686,549	$17.01	5,376,777	$17.36
Granted	15,000	$13.64	301,713	$10.87
Exercised	(204,454)	$11.97	(110,423)	$13.03
Forfeited and expired	(1,119,944)	$22.09	(881,518)	$17.55

Outstanding at December 31	3,377,151	$15.62	4,686,549	$17.01

At December 31, 2010, options outstanding were as follows:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Options	Weighted- Average Remaining Contractual Life (Years)	Weighted- Average Exercise Price	Options	Weighted- Average Exercise Price
$ 8.41 - $11.88	558,413	4.42	$10.91	446,513	$11.00
$11.96 - $13.96	710,965	4.17	$13.35	511,213	$13.67
$14.12 - $16.01	662,257	5.56	$15.06	492,637	$14.90
$16.16 - $18.92	583,000	8.35	$18.23	190,060	$17.20
$19.44 - $23.82	639,390	2.45	$21.90	634,390	$21.91
$27.69 - $31.21	115,122	1.12	$28.51	115,122	$28.51

	3,269,147	4.80	$16.35	2,389,935	$16.61

As of December 31, 2010, $7.6 million of total unrecognized compensation cost related to stock options is expected to be recognized over a weighted-average period of 5.5 years.

Restricted Stock Unit Activity

A summary of our restricted stock unit activity as of December 31, 2010, 2009 and 2008, and related information follows:

	2010		2009		2008
	Shares	Average Grant Date Fair Value	Shares	Weighted-Average Grant Date Fair Value	Shares	Weighted-Average Grant Date Fair Value
Nonvested stock at January 1	383,894	$13.51	115,340	$11.47	87,188	$15.53
Granted	400,750	$16.33	460,189	$13.66	150,000	$10.90
Vested	(347,710)	$14.14	(167,968)	$12.70	(116,680)	$13.85
Forfeited	(5,068)	$13.43	(23,667)	$12.35	(5,168)	$9.97

Nonvested stock at December 31	431,866	$15.64	383,894	$13.51	115,340	$11.47

A total of 362,898 shares of our common stock subject to restricted stock units was vested but not yet distributed as of December 31, 2010. Stock-based compensation expense related to our restricted stock units for the year ended December 31, 2010 was $3.1 million. As of December 31, 2010, $6.5 million of total unrecognized compensation cost related to nonvested stock is expected to be recognized over a weighted-average period of 4.2 years. Total fair value of vested shares in fiscal 2010 was $4.9 million compared to $2.1 million and $1.6 million in 2009 and 2008, respectively.

Stock Option Exchange Program

In September 2009, we filed a Tender Offer Statement on Schedule TO with the SEC relating to a one-time stock option exchange program (Option Exchange) to give employees (excluding executive officers and members of the board of directors) the opportunity to exchange eligible options for a lesser number of new restricted stock units (RSUs) with approximately the same fair value as the options surrendered, as of the date of the exchange. Eligible options included stock options granted under our equity incentive plans that had an exercise price per share equal to or greater than $13.50. The Option Exchange commenced on September 16, 2009 and expired on October 14, 2009. A total of 75 eligible employees participated in the Option Exchange. Eligible options to purchase a total of 799,799 shares of our common stock were tendered and cancelled in exchange for RSUs covering 123,189 shares of our common stock issued on October 14, 2009. These RSUs were issued at $15.44 under the 1993 Stock Option Plan/Stock Issuance Plan and are subject to its terms and conditions. These RSUs vested (subject to the grantees’ continued service to Ultratech) on October 14, 2010. Using the Black-Scholes option pricing model, we determined that the fair value of the surrendered stock options on a grant-by-grant basis was approximately equal, as of the date of the exchange, to the fair value of the RSUs issued in exchange for such stock options, resulting in an immaterial incremental amount of stock-based compensation.

6. BASIC AND DILUTED NET INCOME PER SHARE

The following sets forth the computation of basic and diluted net income (loss) per share:

	Years Ended December 31,
In thousands, except per share amounts	2010	2009	2008
Numerator:
Net income	$16,781	$2,129	$11,777

Denominator:
Basic weighted-average shares outstanding	24,468	23,690	23,524
Effect of dilutive employee stock options and restricted stock units	575	162	141

Diluted weighted-average shares outstanding	25,043	23,852	23,665

Net income per share—basic	$0.69	$0.09	$0.50

Net income per share—diluted	$0.67	$0.09	$0.50

For the year ended December 31, 2010, options to purchase 1.5 million shares of common stock were excluded from the computation of diluted net income per share as the effect would have been anti-dilutive, compared to 3.7 million shares and 4.4 million shares for the years ended December 31, 2009 and 2008, respectively. Options and restricted stock units are anti-dilutive when we have a net loss or when the exercise price of the stock option and the average unrecognized compensation cost of the stock option or restricted stock unit are greater than the average market price of our Common Stock.

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

We measure certain financial assets and liabilities at fair value on a recurring basis, including available-for-sale securities and foreign currency derivatives. The fair value of these certain financial assets and liabilities was determined using the following inputs at December 31, 2010 and 2009, respectively:

In thousands	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available-for-sale securities(1)
Commercial papers	$11,994	$—	$11,994	$—
Money market funds	9,593	9,593	—	—
U.S. corporate debt securities	—	—	—	—
U.S. treasury bills and notes	—		—	—
Securities and obligations of U.S. government agencies	114,669	—	114,669	—

	136,256	9,593	126,663	—
Foreign currency derivatives(2)	(26)	—	(26)	—

	$136,230	$9,593	$126,637	$—

	Fair Value Measurements at December 31, 2009 Using
In thousands	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available-for-sale securities(1)
Commercial papers	$13,996	$—	$13,996	$—
Money market funds	15,739	15,739	—	—
U.S. corporate debt securities	1,193	—	1,193	—
U.S. treasury bills and notes	15,200		15,200	—
Securities and obligations of U.S. government agencies	83,338	—	83,338	—

	129,465	15,739	113,726	—
Foreign currency derivatives(2)	79	—	79	—

	$129,544	$15,739	$113,805	$—

(1)	Included in cash and cash equivalents and short-term investments on our consolidated balance sheet. Cash equivalents at December 31, 2010 and 2009 were $15.6 million and $27.7 million, respectively.
(2)	Included in current assets and/or current liabilities on our consolidated balance sheet. Consisted of forward foreign exchange contracts for the Japanese yen. See note 4.

8. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The components of comprehensive income net of tax, are as follows:

In thousands	December 31, 2010	December 31, 2009	December 31, 2008
Net income	$16,781	$2,129	$11,777
Other comprehensive income (loss):
Unrealized gain (loss) on available-for-sale investments before adjustment	(68)	(643)	860
Reclassification adjustment for gains included in net income (loss)	—	—	(416)

Net unrealized gain (loss) on available-for-sale investments	(68)	(643)	444
Unrealized gain (loss) on foreign exchange forward contracts	—	84	(163)
Change in minimum postretirement benefits obligation	(12)	47	102

Comprehensive income	$16,701	$1,617	$12,160

Accumulated other comprehensive loss is comprised of the following items, net of tax of none for 2010 and 2009:

In thousands	December 31, 2010	December 31, 2009
Unrealized gain (loss) on:
Available-for-sale investments	$(62)	$6
Change in minimum postretirement medical obligation	(56)	(44)

Accumulated other comprehensive (loss) at end of period	$(118)	$(38)

The amount of loss on foreign exchange contracts reclassified to earnings was zero, $84,000 and $0.3 million in 2010, 2009 and 2008, respectively.

9. INVESTMENTS

We classified all of our investments as “available-for-sale” as of December 31, 2010 and 2009. Accordingly, we state our investments at estimated fair value. Fair values are determined based on quoted market prices or pricing models using current market rates. We deem all investments to be available to meet current working capital requirements.

The following is a summary of our investments:

	December 31, 2010				December 31, 2009
Cash equivalents and Available- for-sale Investments, in thousands	Amortized Cost	Accumulated Other Comprehensive		Estimated Fair Value	Amortized Cost	Accumulated Other Comprehensive		Estimated Fair Value
		Gains	Losses			Gains	Losses
Commercial papers	$11,994	$—	$—	$11,994	$13,996	$—	$—	$13,996
Money market funds	9,593	—	—	9,593	15,738	—	—	15,738
U.S. corporate debt securities	—		—	—	1,186	6	—	1,192
U.S. treasury bills and notes	—	—		—	15,203	—	3	15,200
Securities and obligations of U.S. government agencies	114,731	17	79	114,669	83,336	109	106	83,339

Total	$136,318	$17	$79	$136,256	$129,459	$115	$109	$129,465

The following is a reconciliation of our investments to the balance sheet classifications at December 31:

In thousands	2010	2009
Cash equivalents	$15,592	$27,741
Short-term investments	120,664	101,724

Investments, at estimated fair value	$136,256	$129,465

Gross realized gains and losses on sales of investments were immaterial in each of the years ended December 31, 2010, 2009 and 2008, respectively.

The gross amortized cost and estimated fair value of our investments at December 31, 2010, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because the issuers of the securities may have the right to prepay obligations without prepayment penalties.

In thousands	Gross Amortized Cost	Fair Value
Due in one year or less	$129,847	$129,783
Due after one year through five years	6,471	6,473

Total	$136,318	$136,256

The following table provides the breakdown of the cash equivalent and investments with unrealized losses at December 31, 2010:

	In Loss Position for Less Than 12 Months		In Loss Position for More Than 12 Months		Total
Investments, in thousands	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Securities and obligations of U.S. government agencies	68,998	79	—	—	68,998	79

Total	$68,998	$79	$—	$—	$68,998	$79

The following table provides the breakdown of the cash equivalent and investments with unrealized losses at December 31, 2009:

	In Loss Position for Less Than 12 Months		In Loss Position for More Than 12 Months		Total
Investments, in thousands	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
U.S. treasury bills and notes	15,200	3	—	—	15,200	3
Securities and obligations of U.S. government agencies	44,635	106	—	—	44,635	106

Total	$59,835	$109	$—	$—	$59,835	$109

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

We have not recorded any OTTI of our investments during the years ended December 31, 2010, 2009 and 2008.

10. BALANCE SHEET DETAIL

In thousands	December 31, 2010	December 31, 2009
Inventories:
Raw materials	$14,862	$9,739
Work-in-process	12,307	5,342
Finished products	9,919	10,800

Total (net of reserves)	$37,088	$25,881

Property, Plant, and Equipment, net
Machinery and equipment	$29,426	$33,858
Leasehold improvements	14,157	10,417
Office equipment and furniture(a)	12,166	13,163

	55,749	57,438
Accumulated depreciation and amortization	(40,914)	(47,597)

Total	$14,835	$9,841

Other Assets:
Intangible assets, net(b)	$550	$649
Deferred compensation plan assets	898	1,032
Demo Equipment	2,174	93
Other	857	1,155

Total	$4,479	$2,929

Accrued expenses:
Accrued payroll-related liabilities	$7,513	$3,753
Warranty accrual	2,111	1,710
Accrued taxes-other	291	288
Reserve for losses on purchase order commitments	58	149
Capital lease, current portion	165	120
Other	1,890	700

Total	$12,028	$6,720

Other Liabilities:
Deferred compensation plan liabilities	$1,154	$1,217
Asset retirement obligations	1,726	2,162
Postretirement benefits obligation	831	616
Capital lease	176	265
Income tax payable - long term	924	410
Deferred income tax liabilities - long term	502	260
Other	—	224

Total	$5,313	$5,154

(a)	As of December 31, 2010 and 2009, office equipment and furniture included $0.7 million of cost capitalized under a capital lease. Accumulated depreciation as of December 31, 2010 and 2009 was $0.4 million and $0.3 million, respectively.
(b)	As of December 31, 2010, future estimated amortization costs per year for our existing intangible assets are estimated as follows:

In thousands	Estimated Amortization Expense
For the years:
2011	99
2012	87
2013	82
2014	79
2015	67
Thereafter	136

Total	$550

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

Changes in our product liability are as follows:

In thousands	December 31, 2010	December 31, 2009
Balance, beginning of year	$1,710	$1,522
Warranties issued during year	3,116	2,051
Settlements during year	(1,231)	(2,167)
Changes in liability for pre-existing warranties during year, including expirations	(1,484)	304

Balance, end of year	$2,111	$1,710

Deferred Service Income

We sell service contracts for which revenue is deferred and recognized ratably over the contract period (for time based service contracts) or as service hours are delivered (for contracts based on a purchased quantity of hours). Changes in our deferred service revenue are as follows:

In thousands	December 31, 2010	December 31, 2009
Balance, beginning of year	$1,907	$2,117
Service contracts sold during year	3,577	2,897
Service contract revenue recognized during year	(2,581)	(3,107)

Balance, end of year	$2,903	$1,907

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

The following table sets forth an analysis of the ARO activity for the years ended December 31, 2010 and 2009:

In thousands	2010	2009
Balance as of January 1	$2,162	$2,281
Accretion expense	110	167
Liabilities incurred	270	—
Liabilities settled	(816)	(11)
Adjustment to liabilities	—	(275)

Balance as of December 31	$1,726	$2,162

11. NOTES PAYABLE

In December 2004, we entered into a line of credit agreement with a brokerage firm. Under the terms of this agreement, we may borrow funds at a cost equal to the current federal funds rate plus 125 basis points (1.4% as of December 31, 2010). Certain of our cash, cash equivalents and short-term investments secure borrowings outstanding under this facility, but we are not restricted in the use of those assets. Funds are advanced to us under this facility based on pre-determined advance rates on the cash and securities held by us in this brokerage account. This agreement has no set expiration date and there are no loan covenants, other than the aforementioned collateral requirement which does not legally restrict the cash and securities. As of each of December 31, 2010 and 2009, $6.0 million was outstanding under this facility, with a related collateral requirement of approximately $8.0 million of our cash, cash equivalents and short-term investments.

12. EXIT ACTIVITIES

Changes in our accrued severance and benefits charges in connection with exit activities are as follows:

In thousands	Balance at January 1, 2008	Expenses	Payments	Balance at December 31, 2008	Expenses	Payments	Balance at December 31, 2009 & 2010
Severance and benefits (2006)	$46	$—	$(46)	$—	$—	$—	$—
Severance and benefits (2007)	382	—	(382)	—	—	—	—
Severance and benefits (2008)	—	591	(573)	18	—	(18)	—
Severance and benefits (2009)	—	—	—	—	576	(576)	—

Total	$428	$591	$(1,001)	$18	$576	$(594)	$—

As of December 31, 2010, there were no exit activity liabilities.

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

During 2008, we eliminated 14 full-time positions, 79% in the United States and 21% internationally. We recorded severance and benefits charges totaling $0.6 million during the year ended December 31, 2008. Of this $0.6 million, $0.3 million was recorded as selling, general and administrative expenses, $0.2 million as research, development and engineering expenses and the remaining $0.1 million as cost of sales. The remaining balance of $18,000 was fully paid by the end of 2009.

13. EMPLOYEE BENEFIT PLANS

Employee bonus plans

We currently sponsor an executive incentive bonus plan that distributes employee awards based on the achievement of predetermined targets. We recorded a charge of $3.7 million, $0.5 million, and $1.3 million under this bonus plan for the years ended December 31, 2010, 2009, and 2008, respectively.

Employee Savings and Retirement Plans

We sponsor a 401(k) employee salary deferral plan that allows voluntary contributions by all full-time employees of from 1% to 20% of their pretax earnings. We may also make matching contributions to this plan at our discretion. Our contributions, when made, are limited to a maximum of $2,000 per year per employee, generally become 20 percent vested at the end of an employee’s first year of service from the date of hire, and vest 20 percent per year of service thereafter until they become fully vested at the end of five years of service. We did not make any contributions to this plan for the year ended December 31, 2010 and December 31, 2009 as compared to the contribution of $0.3 million for 2008.

We also sponsor an executive non-qualified deferred compensation plan (the Plan) that allows qualifying executives to defer current cash compensation. At December 31, 2010, Plan assets of $0.9 million, representing the cash surrender value of life insurance policies held by us, and liabilities of $1.2 million are included in our consolidated balance sheets under the captions “other assets” and “other liabilities”, respectively. In conjunction with this Plan, we recognized $0.2 million of expense for period ended December 31, 2010. We recognized $0.1 million of expense for each of the two years ended December 31, 2009 and 2008, respectively.

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

The following table sets forth the amounts of unrecognized prior service cost and unrecognized actuarial gain included in accumulated other comprehensive income:

In thousands	December 31, 2010	December 31, 2009
Prior service cost	$—	$60
Net actuarial gain	56	(16)

Amount recognized in other comprehensive income	$56	$44

The prior service cost and actuarial loss included in accumulated other comprehensive income and expected to be recognized in net periodic benefit cost during the fiscal year ended December 31, 2011 is zero.

The reconciliation of the beginning and ending balance of the accumulated postretirement benefit obligation and the fair value of plan assets for the years ended December 31, 2010 and 2009 is as follows:

	December 31,	December 31,
In thousands	2010	2009
Benefit obligation at beginning of year	$616	546
Interest cost	36	34
Additions	—	—
Actuarial loss (gain)	179	36

Benefit obligation at end of year	831	616
Fair value of plan assets at end of year	—	—

Funded status at end of year	$(831)	(616)

Amounts recognized in the statement of financial position consist of:

In thousands	December 31, 2010	December 31, 2009
Noncurrent assets	$—	—
Current liabilities	—	—
Noncurrent liabilities	(831)	(616)

	$(831)	(616)

Weighted-average discount rates as of December 31, 2010 were 5.3% and 5.4% for each of the Chief Executive Officer’s plan and the Chief Financial Officer’s plan, respectively, as compared to 5.8% and 5.8%, as of December 31, 2009.

For measurement purposes, a 9% annual rate of increase in the per capita cost of covered health care benefits was assumed for 2011, and 9% for 2012. The rate was assumed to decrease gradually to 6% for 2015 and remain at that level thereafter.

Components of net periodic benefit cost and other amounts recognized from other comprehensive income (loss) are as follows:

In thousands	December 31, 2010	December 31, 2009
Interest cost	$36	34
Amortization of prior service cost	60	105
Amortization of net gain	107	(22)

Net periodic benefit cost	$203	117

Other changes in plan assets and benefit obligations recognized from other comprehensive income are as follows:

In thousands	December 31, 2010	December 31, 2009
Net actuarial loss	$72	$59
Prior service cost	—	—
Amortization of prior service cost	(60)	(105)

Total recognized from other comprehensive income (loss)	$12	$(46)

Total recognized in net periodic benefit cost and from other comprehensive income	$215	$71

The expected benefit payments in the next 10 years are as follows:

In thousands
2011	$—
2012	—
2013	—
2014	52
2015	54
2016-2020	303

$409

Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plan. A one-percentage-point change in assumed health care cost trend rates would have the following effects:

	At December 31, 2010
In thousands	1-Percentage- Point Increase	1-Percentage- Point Decrease
Effect on total of service and interest cost components	$4	$(4)
Effect on postretirement benefit obligation	129	(108)

14. INCOME TAXES

The domestic and foreign components of loss before income taxes and cumulative adjustments are as follows:

	Years Ended December 31,
In thousands	2010	2009	2008
Domestic	$34,073	$1,723	$11,113
Foreign	(16,123)	336	1,072

Income (loss) before income taxes	$17,950	$2,059	$12,185

The components of the provision (benefit) for income taxes were as follows:

	Years Ended December 31,
In thousands	2010	2009	2008
Federal:
Current	$825	$(152)	$51
Deferred	—	—	163

	825	(152)	214
State:
Current	68	(12)	59
Deferred	—	—	6

	68	(12)	65
Foreign:
Current	336	139	171
Deferred	(59)	(45)	(42)

	277	94	129

Total income tax provision (benefit)	$1,170	$(70)	$408

The difference between the provision for income taxes and the amount computed by applying the U.S. federal statutory rate of 35 percent to income (loss) before income taxes is explained below:

	Years Ended December 31,
In thousands	2010	2009	2008
Tax computed at statutory rate	$6,283	$721	$4,265
State income taxes, net of federal benefit	46	(8)	42
Foreign taxes	5,920	(24)	(246)
U.S. losses not benefited/(utilized) and other	(11,079)	(759)	(3,653)

Income tax provision (benefit)	$1,170	$(70)	$408

To better align with the increasingly international nature of our business, we are transitioning certain manufacturing processes to Singapore, thereby bringing these activities closer to our Asia-based customers. We are pursuing available tax incentives that provide that certain income earned in Singapore would be subject to a tax holiday or reduced tax rates for a limited period of time under the laws of Singapore. To obtain these benefits, we must meet certain requirements relating to employment and investment activities. This exemption is expected to expire within 10 years. In 2010, the tax benefit attributable to tax holidays was $1.5 million with a $0.06 impact on diluted earnings per share. We did not have any benefits attributable to tax holidays in 2009 and 2008. Our ability to realize benefits from these initiatives could be materially adversely affected if, among other things, applicable requirements are not met, the incentives are substantially modified, or if we incur losses for which we cannot take a deduction.

Significant components of deferred income tax assets and liabilities are as follows:

In thousands	2010	2009	2008
Deferred tax assets:
Net operating loss carryforwards	$17,123	$27,560	$27,047
Inventory valuation	3,207	2,883	3,671
Bad debt reserve	133	124	72
Basis difference in assets	7,136	10,068	12,005
Tax credit carryforwards	22,645	22,836	22,281
Warranty reserves	856	706	591
Deferred product and services income	3,966	2,806	1,399
Other non-deductible accruals and reserves	4,086	5,047	5,417
Stock compensation	3,844	2,919	1,739

Total deferred tax assets	62,996	74,948	74,222
Valuation allowance	(58,783)	(71,099)	(70,824)

Net deferred tax assets	$4,213	$3,848	$3,398

Deferred tax liabilities:
Unremitted earnings of foreign subsidiaries	$(3,446)	$(3,136)	$(2,979)
Other	(353)	(357)	(109)

Total deferred tax liabilities	(3,799)	(3,493)	(3,088)

Net deferred tax assets	$414	$355	$310

We currently have a full valuation allowance against our U.S. net deferred tax asset. Each quarter we assess the likelihood that we will be able to recover our deferred tax assets. As a result of our analysis, we concluded that it is more likely than not that, as of December 31, 2010, our net deferred tax assets will not be realized, with the exception of those in Japan and Taiwan. Therefore, we continue to provide a full valuation allowance against net deferred tax assets outside of Japan and Taiwan. Management continues to monitor the relative weight of positive and negative evidence of future profitability in relevant jurisdictions. As of December 31, 2010, we have experienced historical profitability. However, as of December 31, 2010, we have determined that the following negative evidence outweighs the positive evidence such that it is not more likely than not we will generate sufficient taxable income in the relevant jurisdictions to utilize our deferred tax assets and release the associated valuation allowance:

•	Recent movement of certain product manufacturing to Singapore, potentially resulting in reduced U.S. taxable income,

•	Inherent earnings volatility of our industry resulting in our inability to forecast long term earnings, and

•	NOL usage limitations resulting in a longer period being required to realize our deferred tax assets.

The net valuation allowance decreased by $12.3 million during the year ended December 31, 2010 and increased by $0.3 million and decreased by $4.0 million during the years ended December 31, 2009 and 2008, respectively. The decrease in valuation allowance in 2010 was primarily due to utilization of federal and state net operating losses. The net operating loss utilization primarily offset U.S. taxable income related to continuing U.S. operations and offset licensing taxable income related to intellectual property licensed to our Singapore subsidiary for the commencement of manufacturing our products.

Approximately $13.7 million of the valuation allowance as of December 31, 2010 is attributable to pre-2006 windfall stock option deductions, the benefit of which will be credited to paid-in capital if and when realized through a reduction in income taxes payable. Beginning in 2006, we are tracking the windfall stock option deductions off balance sheet, as required by ASC 718. As of December 31, 2010, we have previously recorded balance of $4.3 million of windfall stock option deductions that are being tracked off balance sheet. If and when realized, the tax benefit associated with those deductions of $1.7 million will be credited to additional paid-in capital.

As of December 31, 2010, we had net operating loss carryforwards for federal and state tax purposes of $48 million and $32 million, respectively. We also had federal and California research and development tax credit carryforwards of approximately $9.5 million and $11.4 million, respectively. The federal and state net operating loss carryforwards will expire at various dates beginning in 2011 through 2027, if not utilized. The federal tax credit carryforwards will expire at various dates beginning in 2013 through 2029, if not utilized. The California tax credit carryforwards have no expiration date.

Utilization of our net operating loss and tax credits carryforwards is subject to an annual limitation due to an ownership change, as defined by the IRS code section 382 that occurred in 2007. None of the net operating loss or tax credit carryforwards is anticipated to expire as a result of the ownership change. Any future changes of ownership could result in the expiration of net operating losses or credits before utilization.

We adopted the provisions of ASC 740 as of January 1, 2007. It requires application of a more likely than not threshold to the recognition and de-recognition of uncertain tax positions. It permits us to recognize the amount of tax benefit that has a greater than 50 percent likelihood of being ultimately realized upon settlement. It further requires that a change in judgment related to the expected ultimate resolution of uncertain tax positions be recognized in earnings in the quarter of such change. During the year ended December 31, 2010, our reserve for uncertain tax increased by $0.7 million. Interest and penalties related to reserve for uncertain tax positions were immaterial in 2010 and 2009.

Over the next twelve months, we expect an immaterial decline in the estimated amount of liabilities associated with our uncertain tax positions which arose prior to December 31, 2010 as a result of expiring statutes of limitations in certain foreign jurisdictions.

If we are able to eventually recognize these uncertain tax positions, $3.4 million of the unrecognized benefit on January 1, 2010 and $4.1 million of the unrecognized benefit on December 31, 2010, would reduce our effective tax rate. We currently have a full valuation allowance against our U.S. net deferred tax asset which would impact the timing of the effective tax rate benefit should any of these uncertain tax positions be favorably settled in the future.

We recognize interest and penalties related to uncertain tax positions as a component of income tax expense. As of December 31, 2010, we had accrued an immaterial amount of interest and penalties related to uncertain tax positions.

We are subject to federal and state tax examination for years 1999 forward and 1997 forward, respectively, by virtue of the tax attributes carrying forward from those years. We are also subject to audits in the foreign jurisdictions in which we operate for years 2004 and forward. There are no income tax examinations currently in progress.

A reconciliation of the change in the uncertain income tax benefit liabilities from January 1, 2009 to December 31, 2010 is as follows:

In thousands	2010	2009
Balance at January 1	$3,384	$3,445
Tax positions related to the current year:
Additions	894	130
Tax positions related to the prior years:		—
Additions		—
Reductions	(72)	(173)
Lapses in statutes of limitations	(131)	(18)

Balance at December 31	$4,075	$3,384

15. COMMITMENTS AND CONTINGENCIES

Commitments

We lease our facilities and certain equipment under operating leases. Some of our regional office leases begin to expire in 2011. The leases for our headquarters and manufacturing operations contain a five-year renewal option subject to a fair market value pricing adjustment. Certain of our leasing arrangements subject us to letter of credit requirements to provide a $2.4 million bank letter of credit as security to the landlord. In addition, certain of our leases require us to restore the facilities back to the original condition at the end of lease terms. As such, we recorded asset retirement obligations related to remediation costs as disclosed in Note 10 herein.

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

In August 2008 and December 2009, we entered into agreements with a leasing company for the sale and leaseback of certain assets over initial terms of four years. The sales price of the assets was $6.8 million and $5.4 million for the sale in 2008 and 2009, respectively. There was no gain or loss from these transactions. Under the sale-leaseback arrangement, we have an option to purchase the assets back at the future current fair market value upon the expiration of the leases in 2012 and 2013, respectively. The leases are classified as operating leases in accordance with ASC Topic 840, Leases. As of December 31, 2010, the minimum future lease payments to be made were $3.5 million.

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

As of December 31, 2010, future minimum lease payments were as follows:

In thousands	Capital Leases	Operating Leases
For the years:
2011	181	2,336
2012	181	2,188
2013	—	1,844
2014	—	1,699
2015	—	1,757
Thereafter	—	147

Total minimum lease payments	362	$9,971

Interest component	(21)

Present value of lease payments	341
current portion	(165)

Capital lease obligation, net of current portion	$176

Rent expense was approximately $2.7 million, $3.4 million and $3.7 million for the years ended December 31, 2010, 2009 and 2008, respectively. We had no sublease income in 2010, $0.7 million in 2009 and $0.6 million in 2008.

Our open purchase order commitments, which primarily relate to purchases of inventories, equipment and leasehold improvements were approximately $61.4 million as of December 31, 2010.

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

In May 2006, the same company filed a state court lawsuit against us for malicious prosecution and abuse of process claiming that attorney’s fees, costs and other damages were due based on the outcome of the federal patent litigation suit described above. We do not believe this action has merit, particularly given the denial by the federal court of that company’s request to be awarded attorneys’ fees payable by us in the patent litigation and the subsequent federal appellate court’s affirmation of the order denying any such award. We filed a motion to have the state court complaint dismissed under California’s anti-strategic lawsuit against public participation (“anti-SLAPP”) and demurrer statutes. The anti-SLAPP statute is aimed at striking lawsuits that are brought in order to quash an individual’s constitutional rights to free speech or seeking redress of grievances (i.e., filing suit). The state court granted the anti-SLAPP motion as to the abuse of process claim, but denied it as to the malicious prosecution claim. Our subsequent appeals to the appellate court and California Supreme Court were unsuccessful, and the matter has returned to Riverside County Superior Court. We moved for summary judgment on the matter based on federal preemption, but the Superior Court denied the motion. A subsequent writ of mandamus filed by us was also not successful. Trial in the matter is now set for March 7, 2011.

We believe that the outcome of these matters will not be material to our business, financial condition or results of operations.

16. FINANCIAL GUARANTEES

Our off-balance sheet transactions consist of certain financial guarantees, both express and implied, related to indemnification for product liability, patent infringement and latent product defects. Other than liabilities recorded pursuant to known product defects, at December 31, 2010, we did not record a liability associated with these guarantees, as we have little or no history of costs associated with such indemnification requirements. Contingent liabilities associated with product liability may be mitigated by insurance coverage we maintain.

REPORT OF ERNST & YOUNG LLP, INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of Ultratech, Inc.

We have audited the accompanying consolidated balance sheets of Ultratech, Inc. as of December 31, 2010 and 2009, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2010. Our audits also included the financial statement schedule listed in the Index at Item 15(a)(2). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Ultratech, Inc. at December 31, 2010 and 2009, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2010, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Ultratech, Inc.’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 1, 2011 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

San Jose, California

March 1, 2011

REPORT OF ERNST & YOUNG LLP, INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of Ultratech, Inc.

We have audited Ultratech, Inc.’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Ultratech, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Ultratech, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the accompanying consolidated balance sheets of Ultratech, Inc. as of December 31, 2010 and 2009, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2010 and our report dated March 1, 2011 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

San Jose, California

March 1, 2011

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

Management, including our principal executive officer and principal financial officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2010. In making this assessment, management used the criteria set forth by the committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control—Integrated Framework. Based on this assessment, our management has concluded that, as of December 31, 2010, our internal control over financial reporting is effective based on those criteria. Our management has also concluded that our disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure.

Ernst & Young, LLP, the independent registered public accounting firm who also audited our consolidated financial statements, has issued an attestation report on our internal control over financial reporting. This attestation report appears elsewhere herein.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended December 31, 2010 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

The information required by Part III is omitted from this Report and is incorporated herein by reference from our definitive proxy statement to be filed within 120 days after the end of our fiscal year pursuant to Regulation 14A for our 2011 Annual Meeting of Stockholders currently scheduled to be held on July 19, 2011.

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information concerning our directors required by this Item is incorporated by reference from the Item captioned “Election of Directors” in our Proxy Statement for the 2010 Annual Meeting of Stockholders (the “Proxy Statement”). The information required by this Item relating to our executive officers is included under the caption “Executive Officers of the Registrant” in Part I of this Annual Report on Form 10-K. Other information required by this Item is incorporated herein by reference from the Item captioned “Section 16(a) Beneficial Ownership Reporting Compliance” in the Proxy Statement.

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

The information required by this Item is incorporated by reference from the item captioned “Fees billed to Ultratech by Ernst & Young LLP during fiscal year 2010” in the Proxy Statement.

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

(3)	Exhibits

Except as indicated in Exhibit 32.1, the following exhibits are filed as part of, or incorporated in reference into this Annual Report on Form 10-K:

Exhibit	Description
3.1(1)	Amended and Restated Certificate of Incorporation of the Registrant, filed October 6, 1993.

3.1.1(1)	Certificate of Amendment of the Amended and Restated Certificate of Incorporation of the Registrant, dated May 17, 1995.

3.1.2(1)	Certificate of Amendment of the Amended and Restated Certificate of Incorporation of the Registrant, filed June 17, 1998.

3.1.3(1)	Certificate of Amendment of the Amended and Restated Certificate of Incorporation of the Registrant, filed June 20, 2003.

3.1.4(13)	Certificate of Amendment of the Amended and Restated Certificate of Incorporation of the Registrant, filed August 31, 2009.

3.2(2)	Bylaws of Registrant, as amended.

4.1(3)	Specimen Common Stock Certificate of Registrant.

10.1(15)	1993 Stock Option/Stock Issuance Plan (amended and restated as of June 7, 2010).

10.2(3)	Form of Indemnification Agreement entered into between the Registrant and each of its officers and directors.

10.3(4)	Form of Indemnification Agreement entered into between the Registrant and certain officers.

10.4(3)	Standard Industrial Lease—Single Tenant, Full Net between The Equitable Life Assurance Society of the United States, as Landlord, and Registrant, as Tenant, dated August 27, 1993.

10.4.1(4)	First Amendment to Lease between The Equitable Life Assurance Society of the United States, as Landlord, and Registrant, as Tenant, dated November 1999.

10.5(5)	Profit Sharing Plan.

10.6(6)	1998 Supplemental Stock Option/ Stock Issuance Plan (amended and restated effective January 29, 2008).

10.7(7)	Private Wealth Management Client Agreement with Morgan Stanley, dated December 16, 2004.

10.8(8)	Lease Agreement between Montague LLC, As Landlord, and Registrant, As Tenant dated November 22, 1999.

10.9(9)	Amended and Restated Employment Agreement between Registrant and Mr. Arthur Zafiropoulo, Chief Executive Officer, dated as of October 14, 2008.

10.10(9)	Amended and Restated Employment Agreement between Registrant and Mr. Bruce Wright, Chief Financial Officer, dated as of October 14, 2008.

10.11(9)	Form of Restricted Stock Unit Issuance Agreement for Executive Officers with Employment Agreements.

10.12(9)	Form of Restricted Stock Unit Issuance Agreement for Executive Officers without Employment Agreements.

10.13	New Form of Restricted Stock Unit Issuance Agreement for Executive Officers with Employment Agreements.

Exhibit	Description

10.14(18)	Description of 2010 Management Incentive Compensation Plan.

10.15(6)	Ultratech, Inc. Long Term Incentive Compensation Plan as amended and restated January 28, 2008.

10.16(9)	Amended and Restated Non-Qualified Supplemental Deferred Compensation Plan.

10.17(9)	Adoption Agreement Related to Amended and Restated Non-Qualified Supplemental Deferred Compensation Plan.

10.18(9)	Amendment No. 1 to Amended and Restated Non-Qualified Supplemental Deferred Compensation Plan.

10.19(9)	Special Form of Stock Option Agreement for Executive Officers with Employment Agreements.

10.20(9)	Special Form of Stock Option Agreement for Executive Officers without Employment Agreements.

10.21(9)	Regular Form of Stock Option Agreement.

10.22(10)	Description of 2009 Management Incentive Compensation Plan.

10.23(11)	New Form of Indemnification Agreement entered into between the Registrant and each of its officers and directors.

10.24(12)	Resignation Letter Agreement, dated May 14, 2009, as amended.

10.25(14)	Second Amendment to Lease (3050 Zanker), entered into on October 30, 2009, by and between LaSalle Montague, Inc. and the Registrant.

10.26(14)	First Amendment to Lease (2880 Junction), entered into on October 30, 2009, by and between LaSalle Montague, Inc. and the Registrant.

10.26(16)	Amendment to Ultratech, Inc. Long Term Incentive Compensation Plan as amended and restated January 28, 2008.

10.27(16)	Letter Amendment to Employment Agreement - Arthur W. Zafiropoulo.

10.28(16)	Letter Amendment to Employment Agreement - Bruce R. Wright.

10.29(17)	Singapore Lease Agreement dated February 17, 2010.

21	Subsidiaries of Registrant.

23	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.

24	Power of Attorney (contained in Signature page hereto).

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Exhibit 32.1 is being furnished and shall not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section, nor shall such exhibit be deemed to be incorporated by reference in any registration statement or other document filed under the Securities Act of 1933, as amended, or the Securities Exchange Act, except as otherwise stated in such filing.

(1)	Previously filed with our Quarterly Report on Form 10-Q for the quarter ended June 28, 2003 (Commission File No. 0-22248).
(2)	Previously filed with our Current Report on Form 8-K filed on October 20, 2008 (Commission File No. 0-22248).
(3)	Previously filed with our Registration Statement on Form S-1 declared effective with the Securities and Exchange Commission on September 28, 1993. File No. 33-66522.
(4)	Previously filed with our Annual Report on Form 10-K for the year ended December 31, 2002 (Commission File No. 0-22248).
(5)	Previously filed with our 1993 Annual Report on Form 10-K (Commission File No. 0-22248).
(6)	Previously filed with our Current Report on Form 8-K filed on February 1, 2008 (Commission File No. 0-22248).
(7)	Previously filed with our Annual Report on Form 10-K for the year ended December 31, 2004 (Commission File No. 0-22248).
(8)	Previously filed with our Annual Report on Form 10-K for the year ended December 31, 1999 (Commission File No. 0-22248).
(9)	Previously filed with our Annual Report on Form 10-K for the year ended December 31, 2008 (Commission File No. 0-22248).
(10)	Previously filed with our Quarterly Report on Form 10-Q for the quarter ended April 4, 2009 (Commission File No. 0-22248).
(11)	Previously filed with our Current Report on Form 8-K filed on January 30, 2009 (Commission File No. 0-22248).
(12)	Previously filed with our Current Report on Form 8-K filed on May 20, 2009 (Commission File No. 0-22248).
(13)	Previously filed with our Quarterly Report on Form 10-Q for the quarter ended October 3, 2009
(Commission File No. 0-22248).
(14)	Previously filed with our Current Report on Form 8-K filed on November 5, 2009 (Commission File No. 0-22248).
(15)	Previously filed with our Current Report on Form 8-K filed on July 23, 2010 (Commission File No. 0-22248).
(16)	Previously filed with our Current Report on Form 8-K filed on April 23, 2010 (Commission File No. 0-22248).
(17)	Previously filed with our Quarterly Report on Form 10-Q for the quarter ended July 3, 2010 (Commission File No. 0-22248).
(18)	Incorporate herein by reference to Item 5.02 of the Registrant’s Current Report on Form 8-K filed on February 5, 2010 (Commission File No. 0-22248).
(b)	Exhibits. See list of exhibits under (a)(3) above.
(c)	Financial Statement Schedules. See list of schedules under (a)(2) above.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunder duly authorized.

ULTRATECH, INC.

Date: March 1, 2011	By:	/s/ ARTHUR ZAFIROPOULO
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

Signature	Title	Date

/s/ ARTHUR ZAFIROPOULO Arthur Zafiropoulo	Chairman of the Board of Directors and Chief Executive Officer (Principal Executive Officer)	March 1, 2011

/s/ BRUCE WRIGHT Bruce Wright	Senior Vice President, Finance, Chief Financial Officer and Secretary (Principal Financial and Accounting Officer)	March 1, 2011

/s/ DENNIS RANEY Dennis Raney	Director	March 1, 2011

/s/ RICK TIMMINS Rick Timmins	Director	March 1, 2011

/s/ HENRI RICHARD Henri P Richard	Director	March 1, 2011

/s/ JOEL GEMUNDER Joel Gemunder	Director	March 1, 2011

/s/ NICHOLAS KONIDARIS Nicholas Konidaris	Director	March 1, 2011

/s/ BEN TSAI Ben Tsai	Director	March 1, 2011

SCHEDULE II

ULTRATECH, INC.

VALUATION AND QUALIFYING ACCOUNTS

(in thousands)

Description	Balance at Beginning of Year	Charged (Credited) to Costs and Expenses	Balance at End of Year
Allowance for doubtful accounts:
Year ended December 31, 2008
Trade accounts receivable	$306	$(121)	$185

	$306	$(121)	$185

Year ended December 31, 2009
Trade accounts receivable	$185	$133	$318

	$185	$133	$318

Year ended December 31, 2010
Trade accounts receivable	$318	$27	$345

	$318	$27	$345

EXHIBIT INDEX

Exhibit	Description
3.1(1)	Amended and Restated Certificate of Incorporation of the Registrant, filed October 6, 1993.

3.1.1(1)	Certificate of Amendment of the Amended and Restated Certificate of Incorporation of the Registrant, dated May 17, 1995.

3.1.2(1)	Certificate of Amendment of the Amended and Restated Certificate of Incorporation of the Registrant, filed June 17, 1998.

3.1.3(1)	Certificate of Amendment of the Amended and Restated Certificate of Incorporation of the Registrant, filed June 20, 2003.

3.1.4(13)	Certificate of Amendment of the Amended and Restated Certificate of Incorporation of the Registrant, filed August 31, 2009.

3.2(2)	Bylaws of Registrant, as amended.

4.1(3)	Specimen Common Stock Certificate of Registrant.

10.1(15)	1993 Stock Option/Stock Issuance Plan (amended and restated as of June 7, 2010).

10.2(3)	Form of Indemnification Agreement entered into between the Registrant and each of its officers and directors.

10.3(4)	Form of Indemnification Agreement entered into between the Registrant and certain officers.

10.4(3)	Standard Industrial Lease—Single Tenant, Full Net between The Equitable Life Assurance Society of the United States, as Landlord, and Registrant, as Tenant, dated August 27, 1993.

10.4.1(4)	First Amendment to Lease between The Equitable Life Assurance Society of the United States, as Landlord, and Registrant, as Tenant, dated November 1999.

10.5(5)	Profit Sharing Plan.

10.6(6)	1998 Supplemental Stock Option/ Stock Issuance Plan (amended and restated effective January 29, 2008).

10.7(7)	Private Wealth Management Client Agreement with Morgan Stanley, dated December 16, 2004.

10.8(8)	Lease Agreement between Montague LLC, As Landlord, and Registrant, As Tenant dated November 22, 1999.

10.9(9)	Amended and Restated Employment agreement between Registrant and Mr. Arthur Zafiropoulo, Chief Executive Officer, dated as of October 14, 2008.

10.10(9)	Amended and Restated Employment agreement between Registrant and Mr. Bruce Wright, Chief Financial Officer, dated as of October 14, 2008.

10.11(9)	Form of Restricted Stock Unit Issuance Agreement for Executive Officers with Employment Agreements.

10.12(9)	Form of Restricted Stock Unit Issuance Agreement for Executive Officers without Employment Agreements.

10.13	New Form of Restricted Stock Unit Issuance Agreement for Executive Officers with Employment Agreements.

10.14(18)	Description of 2010 Management Incentive Compensation Plan.

Exhibit	Description
10.15(6)	Ultratech, Inc. Long Term Incentive Compensation Plan as amended and restated January 28, 2008.

10.16(9)	Amended and Restated Non-Qualified Supplemental Deferred Compensation Plan.

10.17(9)	Adoption Agreement Related to Amended and Restated Non-Qualified Supplemental Deferred Compensation Plan.

10.18(9)	Amendment No. 1 to Amended and Restated Non-Qualified Supplemental Deferred Compensation Plan.

10.19(9)	Special Form of Stock Option Agreement for Executive Officers with Employment Agreements.

10.20(9)	Special Form of Stock Option Agreement for Executive Officers without Employment Agreements.

10.21(9)	Regular Form of Stock Option Agreement.

10.22(10)	Description of 2009 Management Incentive Compensation Plan.

10.23(11)	New Form of Indemnification Agreement entered into between the Registrant and each of its officers and directors.

10.24(12)	Resignation Letter Agreement, dated May 14, 2009, as amended.

10.25(14)	Second Amendment to Lease (3050 Zanker), entered into on October 30, 2009, by and between LaSalle Montague, Inc. and the Registrant.

10.26(14)	First Amendment to Lease (2880 Junction), entered into on October 30, 2009, by and between LaSalle Montague, Inc. and the Registrant.

10.26(16)	Amendment to Ultratech, Inc. Long Term Incentive Compensation Plan as amended and restated January 28, 2008.

10.27(16)	Letter Amendment to Employment Agreement—Arthur W. Zafiropoulo.

10.28(16)	Letter Amendment to Employment Agreement—Bruce R. Wright.

10.29(17)	Singapore Lease Agreement dated February 17, 2010.

21	Subsidiaries of Registrant.

23	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.

24	Power of Attorney (contained in Signature page hereto).

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Exhibit 32.1 is being furnished and shall not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section, nor shall such exhibit be deemed to be incorporated by reference in any registration statement or other document filed under the Securities Act of 1933, as amended, or the Securities Exchange Act, except as otherwise stated in such filing.

(1)	Previously filed with our Quarterly Report on Form 10-Q for the quarter ended June 28, 2003 (Commission File No. 0-22248).
(2)	Previously filed with our Current Report on Form 8-K filed on October 20, 2008 (Commission File No. 0-22248).
(3)	Previously filed with our Registration Statement on Form S-1 declared effective with the Securities and Exchange Commission on September 28, 1993. File No. 33-66522.
(4)	Previously filed with our Annual Report on Form 10-K for the year ended December 31, 2002 (Commission File No. 0-22248).
(5)	Previously filed with our 1993 Annual Report on Form 10-K (Commission File No. 0-22248).
(6)	Previously filed with our Current Report on Form 8-K filed on February 1, 2008 (Commission File No. 0-22248).
(7)	Previously filed with our Annual Report on Form 10-K for the year ended December 31, 2004 (Commission File No. 0-22248).
(8)	Previously filed with our Annual Report on Form 10-K for the year ended December 31, 1999 (Commission File No. 0-22248).
(9)	Previously filed with our Annual Report on Form 10-K for the year ended December 31, 2008 (Commission File No. 0-22248).
(10)	Previously filed with our Quarterly Report on Form 10-Q for the quarter ended April 4, 2009 (Commission File No. 0-22248).
(11)	Previously filed with our Current Report on Form 8-K filed on January 30, 2009 (Commission File No. 0-22248).
(12)	Previously filed with our Current Report on Form 8-K filed on May 20, 2009 (Commission File No. 0-22248).
(13)	Previously filed with our Quarterly Report on Form 10-Q for the quarter ended October 3, 2009
(Commission File No. 0-22248).
(14)	Previously filed with our Current Report on Form 8-K filed on November 5, 2009 (Commission File No. 0-22248).
(15)	Previously filed with our Current Report on Form 8-K filed on July 23, 2010 (Commission File No. 0-22248).
(16)	Previously filed with our Current Report on Form 8-K filed on April 23, 2010 (Commission File No. 0-22248).
(17)	Previously filed with our Quarterly Report on Form 10-Q for the quarter ended July 3, 2010 (Commission File No. 0-22248).
(18)	Incorporate herein by reference to Item 5.02 of the Registrant’s Current Report on Form 8-K filed on February 5, 2010 (Commission File No. 0-22248).