Form 10-K/A
period 2010-12-31
ULTRATECH INC
filed 2011-04-29
CIK 909791

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

As of March 15, 2011, the registrant had 25,127,826 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010 filed with the Securities and Exchange Commission on March 1, 2011 are incorporated by reference into Part III of this Annual Report on Form 10-K.

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (this “Amendment”) amends the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010, originally filed on March 1, 2011 (the “Original Filing”). The Registrant is refiling Part III to include the information required by Items 10, 11, 12, 13 and 14 of Part III within the period required by General Instruction G(3) to Form 10-K. In addition, in connection with the filing of this Amendment and pursuant to the rules of the Securities and Exchange Commission, the Registrant is including with this Amendment certain currently dated certifications. Except as described above, no other changes have been made to the Original Filing.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

As of December 31, 2010, the directors of Ultratech were as follows (ages and board committee assignments are as of April 15, 2011):

Name	Age	Position with the Company
Arthur W. Zafiropoulo	72	Chairman of the Board of Directors, Chief Executive Officer and President
Joel F. Gemunder (3)	71	Director
Nicholas Konidaris (1)(2)	66	Director
Dennis R. Raney (1)(2)	68	Director
Henri Richard (2)(3)	52	Director
Rick Timmins (1)(3)	58	Director
Ben Tsai (3)	52	Director

(1)	Member of the Audit Committee
(2)	Member of the Nominating and Corporate Governance Committee
(3)	Member of the Compensation Committee

Messrs. Raney and Richard were elected to the Board to serve a two-year term at the Company’s 2009 annual meeting of stockholders. Messrs. Zafiropoulo, Gemunder, Konidaris and Timmins and Dr. Tsai were elected to the Board to serve a one-year term at the Company’s 2010 annual meeting of stockholders. In 2009, the Company amended its certificate of incorporation to provide that beginning with the 2010 annual meeting of stockholders, each director that is elected shall serve for a one-year term, such that beginning with the 2011 annual meeting of stockholders, each nominee for election that is elected shall be elected for a one-year term.

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

Joel F. Gemunder has been a director of the Company since October 1997. Mr. Gemunder was President and a member of the board of directors of Omnicare, Inc., a pharmacy services provider, between 1981 and July 2010, and was Chief Executive Officer of Omnicare between 2001 and July 2010. Mr. Gemunder has also served as a member of the board of directors of Chemed Corporation since 1997, a company operating in two segments: VITAS Group and the Roto-Rooter Group. VITAS offers hospice services for patients with severe and life-limiting illnesses. Roto-Rooter operates in the sewer, drain and pipe cleaning, HVAC services and plumbing repair business and the HVAC and appliance repair and maintenance business. Among other things, Mr. Gemunder brings extensive experience as a public company chief executive officer and board member, as well as a valuable and different perspective due to his experience outside high-technology industries, to the Company’s Board of Directors.

Nicholas Konidaris has served as a director of the Company since July 2000. Mr. Konidaris has served as President, Chief Executive Officer and as a director of Electro Scientific Industries, Inc., a global supplier of manufacturing equipment to increase productivity for customers in the semiconductor, passive components and electronic equipment markets, since January 2004. From July 1999 to January 2004, Mr. Konidaris served as President and Chief Executive Officer of Advantest America, Corp., a holding company of Advantest America, Inc., which is a manufacturer of testers and handlers. From July 1997 to January 2004, Mr. Konidaris also served as Chairman of the Board, President and Chief Executive Officer of Advantest America, Inc. Mr. Konidaris has served on the board of directors of Omniguide, Inc. since 2006, and serves as a member of its audit committee. Mr. Konidaris also served as a member of the board of directors of AISI, Inc. from 2008 to 2010. Among other things, Mr. Konidaris brings his extensive experience as a public company chief executive officer and board member in the semiconductor industry to the Company’s Board of Directors.

Dennis R. Raney has served as a director of the Company since April 2003. Mr. Raney has served as Managing Director of PrimeMark Advisors, a real estate consulting firm, since November 2008. Mr. Raney served as Principal of Liberty-Greenfield, LLP, a company that advised clients on real estate issues that have significant financial or operational consequences to their business, from May 2005 until the company was wound up in November 2008. Mr. Raney served as Chief Financial Officer of eONE Global, LP, a company that identifies, develops and operates emerging electronic payment systems and related technologies that address e-commerce challenges, from July 2001 to June 2003. From March 1998 to July 2001, Mr. Raney served as Chief Financial Officer and Executive Vice President of Novell, Inc., a producer of network software. From January 1997 to December 1997, Mr. Raney served as Chief Financial Officer and Executive Vice President of QAD, Inc., a provider of enterprise resource planning software. Mr. Raney served as the chief financial officer of Bristol Myers Squibb Pharmaceutical Group from October 1993 to January 1996. Mr. Raney also served as a director of EasyLink Services Corporation (“EasyLink”), a provider of information exchange services, from March 2003 until August 2007, and served as chair of the audit committee of EasyLink’s board of directors from June 2004 until August 2007. In addition, between February 2004 and October 2008 when it was acquired by DG Fast Channel, Mr. Raney served as a director of Enliven Corporation (formerly ViewPoint Corporation), a provider of visual application development, content assembly and delivery technology, and as chair of the audit committee of Enliven’s board of directors. Mr. Raney served as a director, and as chair of the audit committee of the board of directors, of Infiniti Solutions, a provider of semiconductor testing, assembly and prototyping services, between July 2004 and September 2008. Mr. Raney served as a director of Equinix, a provider of data center and internet exchange services from April 2003 to June 2005, and served as chair of the audit committee of Equinix’s board of directors during that time. From July 2002 to June 2003, Mr. Raney served as a director of ProBusiness Services, Inc., which was acquired by Automatic Data Processing, Inc. in June 2003. Mr. Raney also served as a director and audit committee member of Redleaf, Inc., a technology operating company that provides services and capital for pre-seed state technology companies, from April 1999 to June 2003. Mr. Raney previously served as a director and audit committee member of W.R. Hambrecht & Company, an investment banking firm, from March 1999 to July 2001 and served as a director and audit committee member of ADAC Laboratories, a company that designs, develops, manufactures, sells and services electronic medical imaging and information systems, from March 1999 to March 2001. Mr. Raney holds a B.S. degree in chemical engineering from the South Dakota School of Mines & Technology and an MBA from the University of Chicago. Among other things, Mr. Raney brings extensive finance experience in both high-technology and other industries as well as related international experience, including extensive board and audit committee service and service as a public company chief financial officer, to the Company’s Board of Directors.

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

Rick Timmins has served as a director of the Company since August 2000. Since April 2009, Mr. Timmins has served as a Venture Partner and investor with G-51 Capital, a seed-stage venture capital firm that invests in the software, hardware, Internet, and clean technology sectors. From January 1996 until April 2008, Mr. Timmins served as Vice-President of Finance for Cisco Systems, Inc. Since January 2010, Mr. Timmins has served as a member of the board of directors of IRIS International, Inc., a company that designs, develops, manufactures and markets in-vitro diagnostic products, consumables and supplies for urinalysis and body fluids. Mr. Timmins serves as a member of the audit committee of IRIS International. Since April, 2010 Mr. Timmins has served as a member of the board of directors of privately held company Socialware, a company, which provides a social middleware platform. In January, 2011 Mr. Timmins joined the board of directors of privately held company Nexersys, which provides personal fitness exercise equipment. Mr. Timmins served as a member of the board of directors of Transmeta Corporation, a developer of computing, microprocessing and semiconductor technologies, from May 2003 until January 2009, and was the chairman of the audit committee of Transmeta’s board of directors between May 2003 and January 2009. He also served as a member of the board of directors of Treaty Oak Bancorp, Inc., a local community bank in Austin, Texas from December 2008 to February 2011. Mr. Timmins holds a B.S. degree in accounting and finance from the University of Arizona and an M.B.A. degree from St. Edward’s University. Among other things, Mr. Timmins brings extensive finance experience as well as technology industry experience to the Company’s Board of Directors.

Ben Tsai has served as a director of the Company since October 2009 and also serves as a member of the Company’s technical advisory board. Dr. Tsai has served as executive vice president, and chief technology officer and corporate alliances for KLA-Tencor Corporation, the world’s leading supplier of yield management and process control solutions for the semiconductor manufacturing and related industries, since October 2006. At KLA-Tencor, Dr. Tsai has previously served as group vice president and chief technology officer of systems of KLA, and general manager for the Wafer Inspection Division. Prior to the merger between KLA Instruments and Tencor Instruments in 1997, Dr. Tsai filled the post of chief technology officer at KLA Instruments as well as numerous executive positions in the company’s Wafer Inspection Division. From 2005 to 2006, Dr. Tsai served as senior vice president and executive officer of technology at Tokyo Electron Limited, a leading supplier of semiconductor production equipment. Dr. Tsai has served on the board of directors of Varian Semiconductor Equipment Associates, Inc, since May 2008, and Dr. Tsai serves on the compensation committee, audit committee, nominating and governance committee and technology and growth committee of its board of directors. Dr. Tsai holds more than 30 patents in the areas of inspection and metrology. Dr. Tsai received his bachelor’s degree in electrical engineering from the National Taiwan University and a master’s degree and Ph.D. in electrical engineering from the University of Illinois at Urbana-Champaign. Among other things, Dr. Tsai brings extensive technological experience, knowledge and background in the semiconductor and related fields, as well as international business experience in particular in Asia, to the Company’s Board of Directors.

Information concerning our executive officers is incorporated by reference from Part I of our Annual Report on Form 10-K for the fiscal year ended December 31, 2010 filed with the Securities and Exchange Commission on March 1, 2011.

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

Based solely on its review of the copies of such forms received by it and written representations from reporting persons for the 2010 fiscal year, the Company believes that all of the Company’s executive officers, directors and greater than ten percent (10%) beneficial stockholders complied with all applicable Section 16(a) filing requirements for the 2010 fiscal year, except that one late Form 5 was filed for Mr. Wright with respect to stock option grants covering 25,000 shares in the aggregate and a restricted stock unit award covering 12,500 shares made to him in April 2010 that were not previously reported on timely-filed Form 4 reports.

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

The Board of Directors has determined that each current member of the Audit Committee is “independent” as that term is defined in Rule 10A-3 under the Securities Exchange Act of 1934 and an “independent director” as that term is defined in Rule 5605 of The Nasdaq Stock Market’s Marketplace Rules. In addition, the Board of Directors has determined that each of Messrs Konidaris, Raney, and Timmins is an “Audit Committee Financial Expert” as that term is defined by Item 407 of Securities and Exchange Commission Regulation S-K.

Item 11.	Executive Compensation

Compensation Discussion and Analysis

Introduction. This Compensation Discussion and Analysis addresses the policies and objectives underlying the compensation programs in effect for the Company’s executive officers. The discussion begins with an executive summary of the principal elements of the Company’s executive compensation programs. Those programs reflect the fact that the Company is engaged in a very competitive industry, and its success depends upon its ability to attract and retain qualified executives through competitive compensation packages.

The Compensation Committee of the Board (the “Compensation Committee”) administers the compensation programs for the Company’s executive officers with this competitive environment in mind. However, the Company believes that the compensation paid to its executive officers should also be substantially dependent on the Company’s financial performance and the value created for its stockholders. For this reason, the Compensation Committee also utilizes the Company’s compensation programs to provide meaningful incentives for the attainment of the Company’s short-term and long-term strategic objectives and thereby reward those executive officers who make a substantial contribution to the attainment of those objectives.

Executive Summary

The Company’s overarching compensation goal is to reward executive officers in a manner that supports a strong pay-for-performance philosophy while maintaining an overall level of compensation that the Company believes is fair, reasonable and responsible. The Company believes this objective is accomplished through the following principles and processes that are followed in establishing executive compensation:

1.	The Compensation Committee works with its own independent consultant to obtain the advice and market data input needed to assure that the compensation programs for the executive officers remain competitive and accomplish the Company’s pay-for performance objectives. With the assistance of such consultant, the Compensation Committee benchmarks executive officer compensation periodically against a set peer group of companies selected on the basis of relevant industry, size and complexity to ensure that the compensation opportunities for the Company’s executive officers are within the range of comparative norms.

2.

The Compensation Committee targets the total direct compensation (defined as base salary plus annual target bonus plus the value of regular annual equity awards) of the Company’s Chief Executive Officer, Mr. Zafiropoulo, at or above the 75th percentile of the peer group and targets the total direct compensation of the other executive officers between the 50th and 75th percentiles. However, the compensation programs are flexible enough to allow the Compensation Committee to provide compensation above or below the targeted percentiles in cases of exceptional Company performance or as individual circumstances warrant.

3.	Through the annual Management Incentive Plan, the Compensation Committee structures a substantial portion of each executive officer’s total direct compensation in the form of long-term equity incentive awards and variable, performance-based annual cash compensation. This structure is designed to achieve an appropriate balance between the Company’s long-term and short-term performance goals, with the objective of establishing a positive relationship between the Company’s operational performance and stockholder return.

4.	The Company’s financial performance in terms of the operating income and revenue goals taken into account for purposes of the short-term cash incentive component of the 2010 Management Incentive Plan surpassed the targeted levels. For the 2010 fiscal year, the Company’s adjusted operating income of $17,094,000 was $9,994,000 in excess of the Tier III level established for that metric, and revenue for such fiscal year was $140,604,000, which exceeded the established Tier II revenue level by $6,604,000. Accordingly, the Company’s executive officers each earned a cash bonus for such fiscal year that was approximately 234% of their target bonus amounts for such year. The Tier levels for such performance metrics are described in more detail below under the heading “Annual Incentive Compensation.”

5.

The Company does not believe that the performance-based nature of the executive compensation program encourages excessive risk-taking by its executive officers that would threaten the economic viability of the Company. First, long-term equity awards tied to the value of the Company’s common stock represent the predominant component of an executive officer’s total direct compensation, and those awards promote a commonality of interest between the executive officers and the Company’s stockholders in sustaining and increasing stockholder value. Because the equity awards are typically made on an annual basis to the executive officers, those officers always have unvested awards outstanding that could decrease significantly in value if the Company’s business is not managed to achieve its long term goals. Secondly, under the annual cash incentive bonus programs, an individual target bonus amount is established for each executive officer, and the performance measures upon which the actual bonus amounts are determined are subject to internal controls. At all levels of performance goal attainment, there are limits in place that tie the potential bonus amount to either a fraction or multiple of the target bonus amount. Accordingly the overall compensation structure is not overly-weighted toward short-term incentives, and the Company has taken what it believes are reasonable steps to protect against the potential of disproportionately large short-term incentives that might encourage excessive risk taking.

6.	The Company does not offer guaranteed retirement or pension benefits. Instead, the Company provides its executive officers with the opportunity to accumulate retirement income primarily through their long-term equity awards that increase in value as stockholder value is created and sustained. However, pursuant to their employment agreement, the Company will reimburse Messrs. Zafiropoulo and Wright for the costs they incur to obtain lifetime retiree health care coverage (medical and dental) for themselves and their spouses, with such reimbursement to Mr. Wright to be limited to the amount to which those costs exceed the amount charged an active employee of the Company for comparable health care coverage. The Company does not believe that the projected costs of such health care coverage would have any material impact on the results of operations of the Company.

7.	Messrs. Zafiropoulo and Wright each have employment agreements that provide severance benefits in the event their employment is terminated under certain circumstances, including an involuntary termination of employment without cause or a resignation for good reason. The level of severance benefits is enhanced if the termination event occurs in connection with a change-in-control. The Company believes that the severance benefits provided under those employment agreements are consistent with both peer company and broader market practices and are fair and reasonable in light of the years of service Mr. Zafiropoulo and Mr. Wright have rendered the Company and the level of dedication and commitment they have shown over those years.

Compensation Policy for Executive Officers. The Compensation Committee has designed the various elements comprising the compensation packages of the Company’s executive officers to achieve the following objectives:

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

Each executive officer’s compensation package typically consists of three elements: (i) a base salary, (ii) an annual cash bonus opportunity tied solely to the Company’s attainment of pre-established financial objectives, and (iii) long-term, stock-based incentive awards, typically in the form of stock option grants and restricted stock unit awards, designed to align and strengthen the mutuality of interests between the Company’s executive officers and its stockholders. In determining the appropriate level for each element of such compensation, the Compensation Committee has generally followed the practice of targeting the total direct compensation levels (salary, annual cash incentive bonus and long-term equity awards) for the Company’s Chief Executive Officer, Mr. Zafiropoulo, at or above the 75th percentile of the relevant market data and for the other executive officers, between the 50th and 75th percentiles of such market data. The Compensation Committee also reviews the Company’s financial performance and subjectively evaluates each executive officer’s level of performance and his or her potential contribution to the Company’s future growth. Accordingly, an executive officer’s actual compensation may be higher or lower than the 50th percentile (or 75th percentile for Mr. Zafiropoulo) for his or her position depending on Company performance and operating results and his or her individual performance and potential. Consistent with the Company’s philosophy of emphasizing pay for performance, the cash compensation component, through its variable incentive bonus feature, is designed to pay above the target when the Company exceeds its goals and below the target when the Company does not.

Comparative Framework. For purposes of determining whether the various elements of the Company’s executive officer compensation package remain competitive at their targeted levels, the Compensation Committee historically has engaged Compensation Strategies, a compensation consulting firm, to provide competitive market data and advice from time to time on the Company’s executive compensation programs and policies. The Compensation Committee uses such data to conduct periodic reviews of the compensation levels in effect for executive officer positions at a peer group of comparable companies in the high-tech and precision manufacturing industries. However, such reviews do not occur on a regularly-scheduled basis, but only at such times as the Compensation Committee believes that economic circumstances warrant the process. The companies which have historically comprised the comparative peer group are as follows:

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

MKS Instruments, Inc.

Novellus Systems, Inc.

Roper Industries, Inc.

Varian Semiconductor Equipment Associates, Inc.

Veeco Instruments Inc.

The Compensation Committee’s last review of the peer group was conducted in December 2008, and the Compensation Committee did not engage in a benchmarking process for executive officer compensation for the 2010 fiscal year.

Elements of Compensation. Each of the three major elements comprising the compensation package for executive officers (salary, annual bonus and long-term equity awards) for the 2010 fiscal year was designed to achieve one or more of the Company’s overall objectives of setting a competitive level of compensation, tying compensation to the attainment of one or more of the Company’s strategic business objectives and subjecting a substantial portion of the executive officer’s compensation to the Company’s financial success as measured in terms of the Company’s stock price performance. The manner in which the Compensation Committee structured each element of compensation may be explained as follows.

Salary. The Compensation Committee reviews the base salary level of each executive officer in January each year, with any salary adjustments for the year effective on January 1 of that year. The base salary for each executive officer named in the Summary Compensation Table is determined on the basis of his level of responsibility and experience. The Compensation Committee believes that this component of compensation should provide a level of economic security and stability from year to year and not be dependent to any material extent on the Company’s financial performance. In addition, both Mr. Zafiropoulo and Mr. Wright have existing employment agreements with the Company which set a minimum level of annual base salary, subject to periodic upward adjustment at the discretion of the Compensation Committee.

However, in order to conserve the Company’s cash resources in light of the financial crisis and the weakening global economy in existence at the time, the Compensation Committee decided in December 2008 to reduce temporarily the base salary levels for the 2009 fiscal year for executive officers and other employees from the levels that were in effect for those individuals for the 2008 fiscal year. As a result, Mr. Zafiropoulo’s base salary was temporarily reduced by approximately 20% from $550,000 to $444,000; and Mr. Wright’s base salary was temporarily reduced by 15% from $325,000 to $276,250. The Compensation Committee decided to restore

50% of those reductions as of the start of the 2010 fiscal year. Accordingly, effective January 1, 2010, Mr. Zafiropoulo’s base salary was restored to $499,500, and Mr. Wright’s base salary was restored to $300,625. The remaining 50% was restored effective July 1, 2010. Accordingly, for the second half of the 2010 fiscal year, the annual base salary for Messrs. Zafiropoulo and Wright was at the same level in effect for each of them prior to the 2009 fiscal year reductions.

The Compensation Committee increased Mr. Zafiropoulo’s base salary from $550,000 to $575,000 and Mr. Wright’s base salary from $325,000 to $350,000, effective as of January 1, 2011. The increases were effected in recognition of the valuable contributions Messrs. Zafiropoulo and Wright have made to the Company and were designed to maintain their base salary at competitive levels based on current market data for their positions in the industry

Annual Incentive Cash Compensation. In February 2010, the Compensation Committee established the Management Incentive Program (the “MIP”) for the 2010 fiscal year for the executive officers. As was the case for the 2009 MIP, the cash bonus opportunity under the 2010 MIP was provided under the Company’s Long-Term Incentive Compensation Plan and was tied solely to the Company’s operating income and revenue levels for the 2010 fiscal year. The target bonuses set under the 2010 MIP for the Company’s executive officers were as follows: $550,000 for Mr. Zafiropoulo (100% of Mr. Zafiropoulo’s annualized 2010 base salary of $550,000) and $276,250 for Mr. Wright (85% of Mr. Wright’s annualized 2010 base salary of $325,000). Half of the potential bonus opportunity for each executive officer was tied to an operating income target, and the other half tied to a revenue target. Four performance levels were established for each goal, and the actual level at which each goal was attained determined the bonus amount payable to the executive officer with respect to that goal. No qualitative performance factors, whether in the terms of company or individual performance, were established as a condition to the bonus potential set for each executive officer. The potential bonus with respect to each goal, as a multiple or fraction of the fifty percent (50%) component of the target bonus allocated to that goal, is set forth below for each specified level of goal attainment.

OPERATING INCOME GOAL

Level of Attainment	Net Operating Income Level (Millions)	Multiple of 50% Component of the Target Bonus
Minimum	$3.81	0.25x
Tier I	$5.43	0.50x
Tier II	$6.22	0.75x
Tier III	$7.10	1.0x

REVENUE GOAL

Level of Attainment	Revenue Level (Millions)	Multiple of 50% Component of the Target Bonus
Minimum	$82	0.25x
Tier I	$117	0.50x
Tier II	$134	0.75x
Tier III	$153	1.0x

If both performance goals were attained at the Tier III target level, then each executive officer would have been awarded his target bonus under the MIP. If the actual level of attainment for either goal had been between any two designated levels up to that target level, then the bonus potential for that goal would be in a dollar amount interpolated on a straight line basis between those two levels. If the Company’s operating income or revenue goal for the 2010 fiscal year exceeded the target Tier III level, then the bonus potential for that goal would have increased on an extrapolated basis in accordance with the same slope that applies to the interpolation between Tier II and Tier III level performance.

For example, the differential between the Tier II and Tier III revenue levels for 2010 is $19 million ($153 million – $134 million), and there are 25 basis points of target bonus assigned to that differential (1.0 – 0.75). If actual revenue for the 2010 fiscal year had been $142.5 million, then the bonus factor for that component would have been 0.875x—the midpoint between the two tiers, and that factor would have accordingly been applied to the portion of the target bonus tied to the revenue metric. The same process would have been applied for revenue in excess of the $153 million Tier III level. For the next $19 million of revenue in excess of the $153 million Tier III level, an additional 25 basis point of target bonus could have been earned on an extrapolated basis between $153 million and $172 million. Accordingly, if actual revenue for 2010 fiscal year had been $161.5 million, the bonus multiple assigned to that excess would have been be 1.125x.—the midpoint between 1.0x and 1.25x, and that factor would have been applied to the portion of the target bonus tied to 2010 fiscal year revenue. The same process would have been repeated for each additional $19 million of excess revenue.

For purposes of determining whether the net operating income and revenue objectives were met for the 2010 fiscal year, the Compensation Committee used the numbers the Company reported for financial statement purposes in accordance with accounting principles generally accepted in the United States. With regard to operating income, approximately $447,000 was deducted from the reported results and was excluded from the calculation due to external funding related to certain engineering projects. Based on the adjusted reported financial results, the Compensation Committee determined in January 2011 that the Company’s operating income for the 2010 fiscal year exceeded the Tier III level established for that performance metric by approximately $9,994,000 and that the Company’s revenue for such fiscal year was approximately $140,604,000, thereby falling between the Tier II and Tier III levels established for that particular goal. As a result, Mr. Zafiropoulo and Mr. Wright each earned a bonus amount for the 2010 fiscal year equal to approximately 384% of the portion of their target bonus allocated to the operating income objective, and they also earned a bonus for such fiscal year equal to approximately 83.69% of portion of their target bonus allocated to the revenue objective. Their actual bonus amounts were as follows and represented for each of them an aggregate bonus amount equal to approximately 234% of their target bonus amount for the year:

Name	Bonus Tied to Operating Income Goal	Bonus Tied to Revenue Goal	Total Bonus Amount
A. Zafiropoulo	$1,065,000	$233,000	$1,298,000
B. Wright	$528,000	$115,000	$643,000

One third of the bonus amount was paid following the close of the 2010 fiscal year, and the remainder has been deferred and subject to an annual installment vesting schedule tied to the executive officer’s continued service with the Company over an additional two-year period. The deferred portion will be paid as it vests and will earn interest at a designated rate until paid. The deferred portions will immediately vest and become payable in the event the executive officer’s employment terminates under certain defined circumstances during the deferral period. Accelerated payouts will also occur in the event of certain changes in control or ownership of the Company. The 2010 MIP also provided for pro-ration of the non-deferred portion of the bonus in the event the executive officer terminated employment under certain defined circumstances during the 2010 fiscal year performance period.

2011 FISCAL YEAR BONUS PROGRAM

In January 2011, the Compensation Committee established the MIP for the 2011 fiscal year for the executive officers. As was the case for the past three fiscal years, the cash bonus opportunity for the 2011 fiscal year will be based solely on the Company’s attainment of operating income and revenue targets for that year. Half of the bonus opportunity for each executive officer will be tied to the operating income target, and the other half will be tied to the revenue target. The Compensation Committee has established four performance levels for each goal, and the actual level at which each goal is attained will determine the bonus amount payable to the executive officer with respect to that goal. The target bonus amounts set for the executive officers are as follows: for Mr. Zafiropoulo, the target bonus is $862,500 (representing 150% of his 2011 annual base salary), and for Mr. Wright, the target bonus is $350,000 (representing 100% of his 2011 annual base salary).

The potential bonus with respect to each goal, as a multiple or fraction of the 50% component of the executive officer’s target bonus allocated to that goal, is set forth below for each potential level of goal attainment. Following the close of the 2011 fiscal year, the Compensation Committee will determine the actual bonus amount for each participant. If both performance goals are attained at the Tier I level, then each executive officer will be awarded an amount equal to 50% of his target bonus for the 2011 fiscal year. If both performance goals are attained at the Tier III target level, then each executive officer will be awarded an amount equal to his full target bonus. If the actual level of attainment for either goal is between any two designated levels up to the Tier III level, the bonus potential for that goal will be in a dollar amount interpolated on a straight line basis between those two levels. If the Company’s operating income or revenue goal for the 2011 fiscal year exceeds the target Tier III level, then the bonus potential for that goal will increase on an extrapolated basis in accordance with the same slope that applies to the interpolation between Tier II and Tier III level performance.

REVENUE GOAL

Level of Attainment	Revenue Level (in millions)	MULTIPLE OF 50% COMPONENT TARGET BONUS
MINIMUM:	$128	0.25x
TIER I:	$183	0.50x
TIER II:	$209	0.75x
TIER III:	$238	1.0x

OPERATING INCOME GOAL

Level of Attainment	Net Operating Income Level (in millions)	MULTIPLE OF 50% COMPONENT TARGET BONUS
MINIMUM:	$22.40	0.25x
TIER I:	$31.99	0.50x
TIER II:	$36.63	0.75x
TIER III:	$41.76	1.0x

One third of the actual bonus award will be paid to the participant following the close of the 2011 fiscal year, provided the participant continues in the Company’s employ through such date or is otherwise eligible for all or a portion of that increment by reason of his or her termination of employment under certain defined circumstances. The remainder of the bonus award will be deferred and subject to an annual installment vesting schedule tied to the participant’s continued service with the Company over an additional two-year period. The deferred portion will be paid as it vests and will earn interest at the prime rate until paid. However, the deferred portion will immediately vest in the event the participant’s employment terminates under certain defined circumstances. Accelerated payouts may also occur in the event of certain changes in control or ownership of the Company.

Long-Term Equity Incentives. The Company has structured its long-term incentive program for executive officers in the form of equity awards under its 1993 Stock Option/Stock Issuance Plan (the “1993 Plan”). For many years stock option grants were the Company’s sole form of equity award. However, in January 2006, the Compensation Committee began to award restricted stock units (“RSUs”) as part of the Company’s long-term incentive program. The Company believes that RSUs are a valuable addition to its long-term incentive program for several reasons, including ongoing concerns over the dilutive effect of option grants on the Company’s outstanding shares, the Company’s desire to have a more direct correlation between the compensation expense it must take for financial accounting purposes and the actual value delivered to executive officers and other employees, and the fact that the incentive effects of RSUs are less subject to market volatility than stock options. As a result, the Company has typically used a combination of stock option grants and RSUs under the 1993 Plan to provide long-term incentives to its executive officers and other key executives.

Each equity award is designed to align the interests of the executive officer with those of the stockholders and to provide each individual with a significant incentive to manage the Company from the perspective of an owner with an equity stake in the business. In determining the size of the individual equity awards made to each executive officer, the Compensation Committee does not take into account the attainment of any specific Company performance goals or the achievement of any individual goals. Accordingly, no performance metrics or individual goals are established by the Compensation Committee to serve as the measure for sizing the individual equity awards made to the executive officers. Instead, the Compensation Committee works with its independent consultant each year in compiling relevant market data to determine the appropriate sizing of the awards based on the Compensation Committee’s policy of targeting the total direct compensation of the Company’s Chief Executive Officer at or above the 75th percentile of such market data and at approximately the 50th percentile for the other executive officers. However, the Compensation Committee reserves complete discretion to size each individual equity award as it thinks appropriate and may depart from the market data percentiles as individual circumstances warrant.

As part of the 2010 MIP, the Compensation Committee authorized an RSU award for Mr. Zafiropoulo and a combined stock option grant and RSU award for Mr. Wright. The number of shares of the Company’s common stock covered by such awards is indicated below. Each award was made in a series of four successive equal quarterly grants over the course of the 2010 fiscal year. Accordingly, awards with respect to one-fourth of the total number of shares of the Company’s common stock indicated in the table below for each executive officer were made on February 8, 2010, April 26, 2010, July 26, 2010 and October 26, 2010.

Name	Total Number of Option Shares (#)	Total Number of Shares Subject to Restricted Stock Units (#)
A. Zafiropoulo	—	100,000
B. Wright	100,000	50,000

Each restricted stock unit granted under the 2010 MIP represents the right to receive one share of the Company’s common stock on the designated issuance date following the vesting of that unit. Each quarterly award will vest incrementally over a fifty (50)-month period of service with the Company measured from January 1, 2010, and the shares of the Company’s common stock underlying the units that so vest will be issued on a periodic basis over the vesting schedule. Accelerated vesting of all the units will occur upon a change in control of the Company, and full or partial accelerated vesting may also occur upon the individual’s cessation of employment under certain defined circumstances. The shares underlying any units that vest on such an accelerated basis will be issued concurrently with the vesting acceleration event, subject to any holdback requirements under applicable tax laws.

Each of the quarterly option grants made to Mr. Wright pursuant to the 2010 MIP has an exercise price equal to the closing price per share of the Company’s Common Stock on the applicable grant date and a maximum term of ten years measured from that grant date, subject to earlier termination following Mr. Wright’s cessation of employment with the Company. Each such option will vest and become exercisable for the option shares incrementally over a fifty (50)-month period of service with the Company measured from January 1, 2010. However, each option will vest in full and become exercisable for all the option shares, on an accelerated basis, upon a change in control of the Company or Mr. Wright’s cessation of employment under certain defined circumstances,

The Compensation Committee believes that the equity awards made in the 2010 fiscal year and in prior years under its long-term incentive program will meet its objective of providing the Company’s executive officers with a competitive equity compensation package based on market data provided by its independent consultant and in line with its pay-for-performance objectives.

2011 FISCAL YEAR AWARDS

In January 2011, the Compensation Committee authorized an RSU award for Mr. Zafiropoulo and a combined stock option grant and RSU award for Mr. Wright under the 2011 MIP. The number of shares of the Company’s common stock covered by such awards is indicated below. The awards will be made in a series of four successive equal quarterly grants over the 2011 fiscal year. Each grant will accordingly cover one-fourth of the total number of shares of the Company’s common stock indicated for that award in the table below. The initial quarterly grant was made on January 31, 2011, and the second quarterly grant was made on April 26, 2011. Each of the remaining quarterly grants will be made on the second business day following the Company’s earnings release for the prior fiscal quarter.

Name	Total Number of Option Shares (#)	Total Number of Shares Subject to Restricted Stock Units (#)
A. Zafiropoulo	—	150,000
B. Wright	100,000	50,000

Each restricted stock unit will represent the right to receive one share of the Company’s common stock on the designated issuance date following the vesting of that unit. Each quarterly award will vest incrementally over a fifty (50)-month period of service with the Company measured from January 1, 2011, and the shares of the Company’s common stock underlying the units that so vest will be issued on a periodic basis over the vesting schedule. Accelerated vesting of all the units will occur upon a change in control of the Company, and full or partial accelerated vesting may also occur upon the individual’s cessation of employment under certain defined circumstances. The shares underlying any units that vest on such an accelerated basis will be issued concurrently with the vesting acceleration event, subject to any holdback requirements under applicable tax laws.

Each option grant made to Mr. Wright pursuant to the 2011 MIP will have an exercise price equal to the closing price per share of the Company’s Common Stock on the applicable grant date and will have a maximum term of ten years measured from that grant date, subject to earlier termination following Mr. Wright’s cessation of employment with the Company. Each option will vest and become exercisable for the option shares incrementally over a fifty (50)-month period of service with the Company measured from January 1, 2011. However, each option will vest in full and become exercisable for all the option shares, on an accelerated basis, upon a change in control of the Company or Mr. Wright’s cessation of employment under certain defined circumstances.

Risk Assessment of Executive Officer Compensation

The Company believes the various components of the total compensation package of the executive officers, as discussed above, are appropriately balanced so as to avoid any excessive risk taking by such individuals. First, long-term equity awards tied to the market price of the Company’s common stock represent the predominant component of executive officer compensation and promote a commonality of interest between the executive officers and the Company’s stockholders in sustaining and increasing stockholder value. In addition, a substantial portion of the equity component is in the form of restricted stock units. Restricted stock units provide varying levels of compensation as the market price of the Company’s common stock fluctuates over time. Accordingly, restricted stock units are less likely to contribute to excessive risk taking and mitigate the potential risk that stock options create by encouraging risk taking in the short term. However, all of the Company’s equity awards, whether in the form of stock options or restricted stock units, vest over a period of years. That vesting element encourages the award recipients to focus on sustaining the Company’s long-term performance. In addition, equity awards are typically made on an annual basis, and the executive officers always have unvested awards outstanding that could decrease significantly in value if the Company’s business is not managed to achieve its long term goals.

Secondly, under the Company’s annual cash incentive bonus program, an individual target bonus amount is established for each executive officer, and the performance measures upon which the actual bonus amounts are determined are subject to internal audit controls. Although there are no absolute caps on the bonus amount at all levels of performance goal attainment the potential bonus amount is tied to either a fraction or multiple of the target bonus. For attainment of both applicable goals at the Tier I level, the bonus payable to an executive officer will equal 50% his target bonus, and for attainment of both applicable goals at the Tier III level, the bonus will equal his full target bonus. For goal attainment above the Tier III level, the actual bonus will continue to be tied to the target bonus amount but will be increased to reflect the higher level of attainment on the same straight-line interpolated basis that applies to the span between Tier II and Tier III levels. For the last three fiscal years, the bonuses earned by Messrs. Zafiropoulo and Wright as a percentage of their target bonus have been as follows: for the 2008 fiscal year, the actual bonus for each of them was 72% of target bonus; for the 2009 fiscal year, the actual bonus for each of them was 18% of target bonus; and for the 2010 fiscal year, the actual bonus level of each of them was at approximately 234% of target.

The overall compensation structure is not overly-weighted toward short-term incentives, and the Compensation Committee has taken what it believes are reasonable steps to protect against the potential of disproportionately large short-term incentives that might encourage excessive risk taking.

Market Timing of Equity Awards. The Compensation Committee does not engage in any market timing of the equity awards made to the executive officers or other award recipients. The awards for existing executive officers and employees are typically authorized in connection with the annual performance review process, which generally occurs in the first quarter of the succeeding fiscal year. The authorized RSU and stock option awards are then made in four equal quarterly installments on designated dates in accordance with the established policy of tying the award dates to the second full trading date following the earnings release for the prior quarter.

Officer Employment Agreements. The Company has entered into employment agreements with Mr. Zafiropoulo and Mr. Wright. A summary of the material terms of those employment agreements, together with a quantification of the severance benefits available under those agreements, may be found in the section below entitled “Employment Contracts, Termination of Employment and Change in Control Arrangements.”

The severance benefits payable under each employment agreement are primarily in the form of salary continuation payments, the accelerated vesting and payment of the deferred portion of any outstanding cash bonus awards, any pro-rata bonus to which such individual may become entitled under the Management Incentive Plan in effect for the year of termination based on the attained levels of the applicable performance goals for that year, the vesting of certain outstanding equity awards, the reimbursement of the costs such individuals incur for lifetime retiree health care coverage for himself and his spouse and (for Mr. Zafiropoulo) the continued use of a Company-provided automobile. The severance benefits will be provided under two basic scenarios: (i) an involuntary termination or resignation for good reason in the absence of a change in control and (ii) a termination for any reason following a change in control of the Company. In the change in control scenario, the level of severance benefits is higher in that:

(a)	All outstanding equity awards made to Mr. Zafiropoulo and Mr. Wright will immediately vest upon a change in control (whether or not their employment terminates), whereas in a non-change-in-control termination, only a portion of each such award would vest on an accelerated basis.

(b)	The salary continuation period would be twice as long in a change in control termination.

(c)	Mr. Zafiropoulo will be entitled to a full tax gross-up with respect to any excise tax he may incur under Section 4999 of the Internal Revenue Code should any of the severance benefits he receives in a change in control situation be deemed to be a parachute payment under Section 280G of the Internal Revenue Code.

In addition, both Mr. Zafiropoulo and Mr. Wright will be entitled to reimbursement of the costs they incur to obtain lifetime retiree health care coverage for themselves and their spouses, whether or not their severance benefits are triggered in connection with a change-in-control event. Mr. Zafiropoulo will also be entitled to reimbursement of such lifetime retiree health coverage upon the termination of his employment with the Company for any reason.

The Company believes the severance benefits payable under the employment agreement are fair and reasonable in light of the years of service Mr. Zafiropoulo and Mr. Wright have rendered the Company and the level of dedication and commitment they have shown over those years. The Company also believes that the higher level of severance benefits payable upon a termination event in connection with a change in control is warranted. The severance benefits payable in connection with a change in control provide financial protection against any potential loss of employment that might otherwise occur as a result of an acquisition of the Company and will allow Mr. Zafiropoulo and Mr. Wright to focus their attention on acquisition proposals that are in the best interests of the stockholders, without undue concern as to their own financial situation. The Company also believes the single trigger vesting acceleration of their equity awards upon a change in control is justified because those awards are designed to serve as the primary vehicle for wealth creation and the accumulation of financial resources for their retirement years, and a change in control event is an appropriate liquidation point for awards intended for such purpose. The Company does not provide the executive officers with any defined benefit pension plan or supplemental executive retirement plan, and the only other opportunities for wealth accumulation and retirement funds is through the limited deferral opportunities provided under the Company’s 401(k) savings plan and the non-qualified deferred compensation plan. Mr. Zafiropoulo has not to date participated in the non-qualified deferred compensation plan, and Mr. Wright has participated only to a modest extent.

Executive Officer Perquisites. It is not the Company’s practice to provide its executive officers with any significant perquisites. The Company does, however, provide Mr. Zafiropoulo with a company automobile for which the Company pays all expenses (including, without limitation, all lease payments or the full purchase price of the vehicle) and which he uses from time to time for personal matters. The dollar value of the perquisite attributable to such personal use for the 2010 fiscal year was determined by a straight pro-ration of total Company costs between business miles and personal miles. The Company believes that the provision of a company automobile is a common perquisite for executive officers at Mr. Zafiropoulo’s level and is appropriate in light of his long years of tenure with the Company.

Other Programs. The Company’s executive officers are eligible to participate in the Company’s 401(k) plan on the same basis as all other regular U.S. employees.

Deferred Compensation Programs. In addition to the bonus component subject to mandatory deferral under the Company’s Long-Term Incentive Compensation Plan described under “Incentive Compensation” above, the Company maintains a non-qualified deferred compensation program for its executive officers and other key executives. Under that program, participants may elect to defer all or a portion of their salary or bonus each year, and the deferred sums will be credited with notional earnings (or losses) based on their investment elections. Such deferred compensation (as adjusted for such notional earnings or losses) will become payable following the participant’s termination of employment and may be paid in a lump sum or in installments based on the circumstances under which the termination event occurs and the prior distribution election made by the participant. The program is described in more detail below in the section entitled “Nonqualified Deferred Compensation.” However, as indicated above, the Company believes that the equity award component of each executive officer’s total direct compensation package should serve as his or her major source of wealth creation, including the accumulation of substantial resources to fund the executive officer’s retirement years.

Compliance with Internal Revenue Code Section 162(m). Section 162(m) of the Internal Revenue Code disallows a tax deduction to publicly held companies for compensation paid to certain of their executive officers to the extent such compensation exceeds $1.0 million per covered officer in any year. The limitation applies only to compensation that is not considered to be performance-based under the terms of Section 162(m). The stock options granted to the Company’s executives have been structured with the objective of qualifying those awards as performance-based compensation. Compensation recognized as a result of bonus payments under the annual management incentive plan or the issuance of vested shares of the Company’s common stock under RSU awards will not qualify as such performance-based compensation. The non-performance-based compensation paid to Mr. Wright for the 2010 fiscal year, including cash bonuses, did not exceed the $1.0 million limit per officer. However, the non-performance-based compensation paid for such year to Mr. Zafiropoulo exceeded the $1.0 million limit for the 2010 fiscal year by the amount of $1,378,625. The Company believes that in establishing the cash and equity incentive compensation programs for its executive officers, the potential deductibility of the compensation payable under those programs should be only one of a number of relevant factors taken into consideration, and not the sole governing factor. For that reason, the Company may deem it appropriate to provide one or more executive officers with the opportunity to earn incentive compensation, whether through cash bonus programs tied to its financial performance or through RSUs tied to the executive officer’s continued service, which may, together with other non-performance based compensation, exceed in the aggregate the amount deductible by reason of Section 162(m) or other provisions of the Internal Revenue Code. The Company believes it is important to maintain cash and equity incentive compensation at the levels needed to attract and retain the executive officers essential to its success, even if all or part of that compensation may not be deductible by reason of the Section 162(m) limitation.

Summary Compensation Information

The following table provides certain summary information concerning the compensation earned for services rendered in all capacities to the Company and its subsidiaries for the years ended December 31, 2010, 2009 and 2008, respectively, by the Company’s Chief Executive Officer and Chief Financial Officer. Each of the listed individuals shall be hereinafter referred to as a “named executive officer.” There were no other executive officers of the Company during the 2010 fiscal year.

Name and Principal Position (a)	Year (b)	Salary ($)(1) (c)	Bonus ($) (d)		Stock Awards ($)(3) (e)	Option Awards ($)(4) (f)	Non-Equity Incentive Plan Compensation ($)(5) (g)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($) (h)		All Other Compensation ($) (i)		Total ($) (j)
Arthur W. Zafiropoulo, Chairman of the Board, Chief Executive Officer and President	2010	522,981	—		1,636,750	—	1,298,000	—		161,479	(6)	3,619,210
	2009	444,000	1,173	(2)	1,296,500	—	88,708	—		69,006	(8)	1,899,387
	2008	555,000	—		724,500	361,350	358,000	—		35,268	(7)	2,034,118

Bruce R. Wright, Senior Vice President, Finance, Chief Financial Officer and Secretary	2010	310,938	—		818,375	675,557	643,000	1,975	(9)	148,049	(10)	2,597,894
	2009	276,250	—		518,600	—	49,039	1,902	(11)	94,772	(12)	940,563
	2008	320,385	—		48,300	193,200	198,000	—	(13)	56,257	(14)	816,142

(1)	Includes amounts deferred under the Company’s 401(k) Plan, a qualified deferred compensation plan under section 401(k) of the Internal Revenue Code.
(2)	Represents a discretionary cash bonus awarded to the named executive officer.
(3)	The amount indicated in column (e) for each fiscal year represents the aggregate grant date fair value of the restricted stock unit awards made in that year. The grant-date fair value is in each instance calculated in accordance with Accounting Standards Codification (“ASC”) Topic 718, Compensation-Stock Compensation (“ASC Topic 718”) on the basis of the closing price of the Company’s Common Stock on the award date and does not take into account any estimated forfeitures related to service-vesting or performance-vesting conditions. For further information concerning such grant-date fair value, please see footnote 5 to the Company’s audited financial statements for the fiscal year ended December 31, 2010 included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 1, 2011.
(4)	The amount indicated in column (f) for each fiscal year represents the aggregate grant-date fair value of the stock option grants made in that year, as calculated in accordance with ASC Topic 718, and does not take into account any estimated forfeitures related to service-vesting or performance-vesting conditions. The assumptions used in the calculation of such grant-date fair value are set forth in footnote 5 to the Company’s audited financial statements for the year ended December 31, 2010 included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 1, 2011.
(5)

The amount shown for each fiscal year reflects the actual bonuses earned under the Management Incentive Plan (the “MIP”) in effect for that fiscal year. One-third of the reported bonus amount for the 2010 MIP was paid to the named executive officer following the close of the 2010 fiscal year. The remaining portion has been deferred and is subject to an annual installment vesting schedule tied to the named executive officer’s continued service with the Company over an additional two-year period. One-third of the reported bonus amount for the 2009 MIP was paid to the named executive officer following the close of the 2009 fiscal year. The remaining portion has been deferred and is subject to an annual installment vesting schedule tied to the named executive officer’s continued service with the Company over an additional two-year period. One-half of the reported bonus amount for the 2008 MIP was paid to the named executive officer following the close of the 2008 fiscal year. The other half has been deferred and is subject to an annual installment vesting schedule tied to the named executive officer’s continued service with the Company over an additional three-year period. The deferred portion of each bonus award will be paid as it vests and will earn interest at a designated rate until paid. The deferred portion of each bonus award will immediately vest and become payable in the event the named executive officer’s employment terminates under certain defined circumstances during the deferral period. Accelerated payouts will also occur in the event of certain changes in control or ownership of the Company.

(6)	Represents (i) $35,486 attributable to the non-business use of a Company car provided to Mr. Zafiropoulo and (ii) $125,993 attributable to the amount accrued by the Company for the 2010 fiscal year with respect to the lifetime retiree health care coverage to which Mr. Zafiropoulo is entitled following his termination of employment. For further information regarding such benefit, please see the section entitled “Employment Contracts, Termination of Employment Agreements and Change in Control” below.
(7)	Represents (i) a matching contribution made by the Company to the named executive officer’s account under the 401(k) Plan in the amount of $2,000, (ii) $5,163 attributable to the non-business use of a Company car provided to Mr. Zafiropoulo and (iii) $28,105 attributable to the amount accrued by the Company for the 2008 fiscal year with respect to the lifetime retiree health care coverage to which Mr. Zafiropoulo is entitled following his termination of employment.
(8)	Represents (i) $46,824 attributable to the non-business use of a Company car provided to Mr. Zafiropoulo and (ii) $22,182 attributable to the amount accrued by the Company for the 2009 fiscal year with respect to the lifetime retiree health care coverage to which Mr. Zafiropoulo is entitled following his termination of employment.
(9)	Represents a notional gain in the amount of $1,975 with respect to the compensation deferred by the named executive officer under the Executive Deferred Compensation Plan. For further information regarding the Executive Deferred Compensation Plan and Mr. Wright’s contributions, please see the section entitled “Nonqualified Deferred Compensation” below.
(10)	Represents $148,049 attributable to the amount accrued by the Company for the 2010 fiscal year with respect to the lifetime retiree health care coverage to which Mr. Wright may become entitled following his termination of employment under certain defined circumstances. For further information regarding such benefit, please see the section entitled “Employment Contracts, Termination of Employment Agreements and Change in Control” below.
(11)	Represents a notional gain in the amount of $1,902 with respect to the compensation deferred by the named executive officer under the Executive Deferred Compensation Plan. For further information regarding the Executive Deferred Compensation Plan and Mr. Wright’s contributions, please see the section entitled “Nonqualified Deferred Compensation” below.
(12)	Represents $94,722 attributable to the amount accrued by the Company for the 2009 fiscal year with respect to the lifetime retiree health care coverage to which Mr. Wright may become entitled following his termination of employment under certain defined circumstances.
(13)	Mr. Wright incurred a notional investment loss of $1,763 for the 2008 fiscal year with respect to the compensation he deferred under the Executive Deferred Compensation Plan. For further information regarding the Executive Deferred Compensation Plan and Mr. Wright’s contributions, please see the section entitled “Nonqualified Deferred Compensation” below.
(14)	Represents (i) a matching contribution made by the Company to the named executive officer’s account under the 401(k) Plan in the amount of $2,000 and (ii) $54,257 attributable to the amount accrued by the Company for the 2008 fiscal year with respect to the lifetime retiree health care coverage to which Mr. Wright may become entitled following his termination of employment under certain defined circumstances.

Grants of Plan-Based Awards

The following table provides certain summary information concerning each grant of an award made to a named executive officer in the 2010 fiscal year under a compensation plan.

Name	Grant Date	Potential Payouts Under Non-Equity Incentive Plan Awards (1)			All Other Stock Awards: Number of Shares of Stock or Units (#)(2)	All Other Option Awards: Number of Securities Underlying Options (#)(3)	Exercise or Base Price of Option Awards ($/Share)	Grant Date Fair Value of Equity Awards (4) ($)
(a)	(b)	Threshold ($)(c)	Target ($)(d)	Maximum ($)(e)	(f)	(g)	(h)	(i)
Arthur W. Zafiropoulo	2/1/10	137,500	550,000	(1)
	2/8/10				25,000			306,250
	4/26/10				25,000			391,250
	7/26/10				25,000			473,000
	10/26/10				25,000			466,250
Bruce R. Wright	2/1/10	69,063	276,250	(1)
	2/8/10				12,500			153,125
	2/8/10					25,000	18.65	131,485
	4/26/10				12,500			195,625
	4/26/10					25,000	18.92	147,995
	7/26/10				12,500			236,500
	7/26/10					25,000	15.65	199,486
	10/26/10				12,500			233,125
	10/26/10					25,000	12.25	196,591

(1)	Reflects the potential amounts payable under the Company’s 2010Management Incentive Plan based on the Company’s attainment of revenue and operating income goals set at various levels for that year, namely, Minimum (threshold), Tier I, Tier II and Tier III (target) levels. Fifty percent (50%) of the target bonus amount for each named executive officer was allocated to each of the two applicable performance goals, and the actual bonus payable with respect to each goal was accordingly tied to the level at which that goal was attained. If the Company’s operating income or revenue goal for the 2010 fiscal year exceeds the Tier III (target) level, then the bonus potential for that goal would be increased on an extrapolated basis in accordance with the same slope that applies to the interpolation between Tier II and Tier III level performance. For purposes of the table, the potential bonus indicated for each level assumes that both performance goals were attained at the same level. For further information concerning such potential bonus amounts, please see the description of the 2010 Management Incentive Plant that follows.
(2)	Reflects RSU awards made at quarterly intervals during the 2010 fiscal year. The quarterly award dates were as follows: February 8, 2010, April 26, 2010, July 26, 2010 and October 26, 2010. Each award will vest in a series of fifty successive equal monthly installments upon the named executive officer’s completion of each month of continued employment over the 50-month period measured from January 1, 2010, subject to full or partial vesting acceleration in the event his employment terminates under certain circumstances or upon certain changes in control or ownership of the Company. The shares underlying the vested units will be issued at designated intervals over the 50-month vesting period or (if earlier) upon the occurrence of any of the vesting acceleration events.
(3)

Reflects stock option grants made at quarterly intervals during the 2010 fiscal year. The quarterly award dates were as follows: February 8, 2010, April 26, 2010, July 26, 2010 and October 26, 2010. Each quarterly option grant will vest and become exercisable for twenty-four percent (24%) of the covered shares of the Company’s Common Stock upon the named executive officer’s continuation in service through December 31, 2010 and will vest and become exercisable for the balance of the shares in a series of thirty-eight (38) successive equal monthly installments upon the named executive officer’s completion of each month of continued employment over the thirty eight (38)-month period measured from January 1, 2011. However, each such option will vest in full and become exercisable for all the shares of the Company’s common stock subject to that option in the event the named executive officer’s employment terminates under certain circumstances or upon certain changes in control or ownership of the Company.

(4)	The dollar value reported with respect to the stock options reflects the grant date fair value of each quarterly option grant determined in accordance with the provisions of ASC Topic 718 and does not take into account any estimated forfeitures related to service-vesting or performance-vesting conditions. For further information concerning such grant-date fair value, please see footnote 5 to the Company’s audited financial statements for the fiscal year ended December 31, 2010 included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 1, 2011. The dollar value reported with respect to the restricted stock unit awards reflects the grant-date fair value of each quarterly restricted stock unit award, calculated in accordance with ASC Topic 718. Such grant date fair value is accordingly based on the closing price of the Company’s common stock on the applicable award date and does not take into account any estimated forfeitures related to service-vesting or performance-vesting conditions.

2010 Management Incentive Plan. The performance objectives established under the 2010 Management Incentive Plan for the 2010 fiscal year were tied to separate revenue and operating income goals set at four specified levels. Fifty percent (50%) of the target bonus for each named executive officer was allocated to each of the two performance goals, and the potential bonus payable with respect to each goal was to be determined on the basis of the designated dollar amount for each specified level of goal attainment. If the level of attainment for a particular performance goal were below the threshold level, then no bonus amount would have been payable with respect to that goal. If the actual level of goal attainment were between any two designated levels up to the target level, the potential bonus with respect to that goal would be interpolated on a straight line basis between those two levels. If the level of goal attainment were above the target level, then the bonus potential with respect to that goal would increase based on the same slope that existed between that target level and the immediately preceding level. Following the close of the 2010 fiscal year, the Compensation Committee reviewed the Company’s financial results for such year and determined that the Company’s adjusted operating income for the 2010 fiscal year exceeded the Tier III target level established for that performance metric by approximately $9,994,000 and that the Company’s revenue for such fiscal year was approximately $140.6 million, thereby falling between the Tier II and Tier III levels established for that particular goal. As a result, Mr. Zafiropoulo and Mr. Wright each earned a bonus amount for the 2010 fiscal year equal to approximately 384% of the portion of their target bonus allocated to the operating income objective, and a bonus equal to approximately 83.69% of their target bonus allocated to the revenue objective. One-third of the bonus amount was paid following the close of the 2010 fiscal year. The remaining portion has been deferred and is subject to an annual installment vesting schedule tied to the named executive officer’s continued service with the Company over an additional two-year period. The deferred portion will be paid as it vests and will earn interest at a designated rate until paid. The deferred portions will immediately vest and become payable in the event the named executive officer’s employment terminates under certain defined circumstances during the deferral period. Accelerated payouts will also occur in the event of certain changes in control or ownership of the Company. For more information regarding the 2010 Management Incentive Plan, please see the section entitled “Incentive Compensation” in the Company’s Compensation Discussion and Analysis.

Outstanding Equity Awards at Fiscal Year-End

The following table provides certain summary information concerning outstanding equity awards held by the named executive officers as of December 31, 2010.

Name (a)	Number of Securities Underlying Unexercised Options (#) Exercisable (b)	Number of Securities Underlying Unexercised Options (#) Unexercisable (c)		Option Exercise Price($) (d)	Option Expiration Date (e)	Number of Shares or Units of Stock That Have Not Vested(#) (f)		Market Value of Shares or Units of Stock That Have Not Vested ($)(1) (g)
Arthur W. Zafiropoulo						76,000	(2)	1,510,880
						33,336	(3)	662,720
	51,000			9.66	2/03/2018
		24,000	(4)	9.66	2/03/2018
	65,000			16.16	12/16/2015
	80,000			14.12	1/22/2015
	80,000			16.01	10/19/2014
	200,000			21.83	7/20/2013
	125,000			11.36	1/27/2013
	100,000			13.67	7/15/2012
	80,000			13.96	1/29/2012
	100,000			23.82	7/24/2011
	38,308			27.82	4/17/2011
Bruce R. Wright						38,000	(2)	755,440
						13,336	(3)	265,120
	6,000			18.65	10/25/2020
		19,000	(5)	18.65	10/25/2020
	6,000			18.92	7/25/2020
		19,000	(5)	18.92	7/25/2020
	6,000			15.65	4/25/2020
		19,000	(5)	15.65	4/25/2020
	6,000			12.25	2/7/2020
		19,000	(5)	12.25	2/7/2020
	13,600			9.66	2/03/2018
		6,400	(4)	9.66	2/03/2018
	30,000			16.16	12/16/2015
	40,000			14.12	1/22/2015
	40,000			16.01	10/19/2014
	160,000			21.83	7/20/2013
	75,000			11.36	1/27/2013
	60,000			13.67	7/15/2012
	20,000			13.96	1/29/2012
	30,000			23.82	7/24/2011
	24,500			27.82	4/17/2011

(1)	Based on the $19.88 closing price per share of the Company’s Common Stock on December 31, 2010.
(2)

Reflects the unvested portion of RSU awards covering an aggregate of 100,000 shares of the Company’s Common Stock made to Mr. Zafiropoulo in four equal quarterly installments during the 2010 fiscal year and the unvested portion of RSU awards covering an aggregate of 50,000 shares of the Company’s common stock made to Mr. Wright on a similar quarterly basis during the 2010 fiscal year. Each quarterly RSU award will vest in a series of 50 successive equal monthly installments upon the named executive officer’s completion of each month of continued employment over the 50-month period measured from January 1, 2010, subject to full or partial vesting acceleration in the event his employment terminates under certain circumstances or upon certain changes in control or ownership of the Company. The shares underlying the vested units will be issued will be issued at designated intervals over the 50-month vesting period or (if earlier) upon the occurrence of any of the vesting acceleration events.

(3)	Reflects the unvested portion of RSU awards covering an aggregate of 100,000 shares of the Company’s Common Stock made to Mr. Zafiropoulo in four equal quarterly installments during the 2009 fiscal year and the unvested portion of RSU awards covering an aggregate of 40,000 shares of the Company’s common stock made to Mr. Wright on a similar quarterly basis during the 2009 fiscal year. Each quarterly RSU award will vest in a series of three successive equal annual installments upon the named executive officer’s completion of each year of continued employment over the three-year period measured from January 1, 2009, subject to full or partial vesting acceleration in the event his employment terminates under certain circumstances or upon certain changes in control or ownership of the Company. The shares underlying the vested units will be issued following the completion of that three-year vesting period or (if earlier) upon the occurrence of any of the accelerated vesting events.
(4)	Reflects the unvested portion of a stock option grant for 75,000 shares of the Company’s common stock made to Mr. Zafiropoulo on February 4, 2008 and the unvested portion of a stock option grant for 20,000 shares of the Company’s common stock made to Mr. Wright on the same date. Each option will vest and become exercisable for (i) twenty-four percent (24%) of the total number of option shares upon the named executive officer’s completion of one (1) year of service measured from the February 4, 2008 grant date and (ii) the balance of the option shares in successive equal monthly installments upon his completion of each of the next thirty-eight (38) months of service thereafter. However, each option will vest in full and become exercisable for all the option shares on an accelerated basis upon certain changes in control of the Company.
(5)	Reflects the unvested portion of the stock option grants covering an aggregate of 100,000 shares of the Company’s Common Stock made to Mr. Wright in four equal quarterly installments during the 2010 fiscal year. Each quarterly option grant will vest and become exercisable for twenty-four percent (24%) of the covered shares of the Company’s Common Stock upon Mr. Wright’s continuation in the Company’s employ through December 31, 2010 and will vest and become exercisable for the balance of the shares in a series of thirty-eight (38) successive equal monthly installments upon Mr. Wright’s completion of each of the next thirty-eight (38) months of continued employment thereafter. However, each such option will vest in full and become exercisable for all the shares of the Company’s common stock subject to that option on an accelerated basis in the event the named executive officer’s employment terminates under certain circumstances or upon certain changes in control or ownership of the Company

Option Exercises and Stock Vested

The following table sets forth for each of the named executive officers, the number of shares of the Company’s common stock acquired and the value realized on each exercise of stock options during the year ended December 31, 2010, and the number and value of shares of the Company’s common stock subject to each restricted stock unit award that vested during the year ended December 31, 2010. No stock appreciation rights were exercised by the named executive officers during the 2010 fiscal year, and none of those officers held any stock appreciation rights as of December 31, 2010.

	Option Awards		Stock Awards
Name (a)	Number of Shares Acquired on Exercise (#) (b)	Value Realized on Exercise ($)(1) (c)	Number of Shares Acquired on Vesting (#) (d)	Value Realized on Vesting ($)(2) (e)
Arthur W. Zafiropoulo			82,333	1,547,680
Bruce R. Wright	—	—	26,999	492,190

(1)	Value realized is determined by multiplying (i) the amount by which the market price of the common stock on the date of exercise exceeded the exercise price by (ii) the number of shares for which the options were exercised.

(2)	Value realized is determined by multiplying (i) the market price of the common stock on the applicable vesting date by (ii) the number of shares as to which each award vested on such date.

Nonqualified Deferred Compensation

Deferred Cash Compensation

The following table shows the deferred compensation activity for each named executive officer during the 2010 fiscal year. The column labeled “Executive Contributions in Last FY” indicates the amount of compensation voluntarily deferred by the named executive officer under the Company’s Executive Deferred Compensation Plan. The column entitled “Registrant Contributions in Last FY” reflects the portion of the bonus earned by each named executive officer under the 2010 MIP that was deferred pursuant to the terms of that plan.

Name (a)	Executive Contributions in Last FY ($) (b)	Registrant Contributions in Last FY ($) (c)(1)	Aggregate Earnings in Last FY ($) (d)		Aggregate Withdrawals/ Distributions ($) (e)	Aggregate Balance at Last FYE ($)(5) (f)
Arthur W. Zafiropoulo	—	865,333	28,123	(2)	89,569	988,876
Bruce R. Wright	—	428,667	13,932	(2)(3)(4)		508,209
			1,975		49,334

(1)	Represents the deferred portion of the named executive officer’s bonus award under the 2010 Management Incentive Plan.
(2)	Represents the interest accrued for the 2010 fiscal year on the deferred portion of the named executive officer’s bonus award under the 2008 and 2009 Management Incentive Plans.
(3)	Represents a notional gain in the amount of $1,975 for the 2010 fiscal year with respect to the compensation deferred by the named executive officer under the Executive Deferred Compensation Plan. The amount represents a rate of return of approximately 17% for the 2010 fiscal year and corresponds to a composite of the actual market earnings or losses realized by a select group of investment funds utilized to track the notional investment return for the 2010 fiscal year on the account balance maintained on the named executive officer’s behalf under the Executive Deferred Compensation Plan. The investment funds so utilized for the 2010 fiscal year and the rate of return for each such fund for such year were as follows: Vanguard Var Ins Fund Total Stock Market (17%).
(4)	The reported amount is also included in the “Change in Pension Value and Nonqualified Deferred Compensation Earnings” column of the Summary Compensation Table and is also included in column (f) of this table.
(5)	Includes the following amounts reported for the named executive officer in the Summary Compensation Tables for the 2010 fiscal year and the two prior fiscal years: for Mr. Zafiropoulo (i) $865,333 of the $1,298,000 of the Non-Equity Incentive Plan bonus amount reported for the 2010 fiscal year, (ii) $29,570 of the $88,708 Non-Equity Incentive Plan bonus amount reported for the 2009 fiscal year, (iii) $60,000 of the $358,000 Non-Equity Incentive Plan bonus amount reported for the 2008 fiscal year, (iv) $28,123 of interest on the deferred portion of the Non-Equity Incentive Plan bonus amounts for the 2008 and 2009 fiscal years accrued in 2010, and (v) $5,850 of interest on the deferred portion of the Non-Equity Incentive Plan bonus amount for the 2008 fiscal year accrued in 2009;and for Mr. Wright (i) $428,667 of the $643,000 Non-Equity Incentive Plan bonus amount reported for the 2010 fiscal year, (ii) $16,347 of the $49,039 Non-Equity Incentive Plan bonus amount reported for the 2009 fiscal year, (iii) $3,500 of deferred salary for the 2009 fiscal year, (iv) $13,932 of interest on the deferred portion of the Non-Equity Incentive Plan bonus amounts for the 2008 and 2009 fiscal years accrued in 2010, (v) $3,216 of interest on the deferred portion of the Non-Equity Incentive Plan bonus amounts for the 2008 fiscal year accrued in 2009, (vi) $1,975 of notional earnings reported for the 2010 fiscal year with respect to deferred compensation under the Executive Deferred Compensation Plan, (vii) $1,902 of notional earnings reported for the 2009 fiscal year with respect to deferred compensation under the Executive Deferred Compensation Plan, (viii) $3,181 of deferred salary for the 2008 fiscal year, (ix) $32,989 of the $198,000 Non-Equity Incentive Plan bonus amount reported for the 2008 fiscal year, and (x) $2,492 of deferred salary and $8 of notional earnings under the Executive Deferred Compensation Plan that was reported for the 2007 fiscal year.

Executive Deferred Compensation Plan. The Company has established the Executive Deferred Compensation Plan in order to provide its executive officers and other key employees with the opportunity to defer all or portion of their cash compensation each year. Pursuant to the plan, each participant can elect to defer between one percent (1%) and one hundred percent (100%) of his or her salary, commissions, bonuses and other awards. Each participant’s contributions to the plan are credited to an account maintained in his or her name on the Company’s books in which the participant is fully vested at all times. The account is credited with notional earnings (or losses) based on the participant’s investment elections among a select group of investment funds utilized to track the notional investment return on the account balance. A total of 28 investment funds are available for election, and the participant may change his or her investment choices daily. Upon the participant’s termination of employment for reasons other than retirement or disability, he or she will receive a lump sum distribution of his or her account balance within 60 days following the termination date, subject to any further delay required under applicable tax laws. Upon the participant’s disability or retirement, his or her account balance will be distributed in a lump sum, or in 12 or more monthly installments (but not more than 180), pursuant to the participant’s prior election. In the event a participant dies prior to receiving his or her entire account balance under the plan, his or her beneficiary will receive a lump-sum distribution of the remaining balance.

Deferred Portion of the 2008, 2009 and 2010 MIP Bonus. One-half of the bonus amount earned under the 2008 MIP was paid to the named executive officer following the close of the 2008 fiscal year. The other half has been deferred and is subject to an annual installment vesting schedule tied to the named executive officer’s continued service with the Company over an additional three-year period. One-third of the bonus amount earned under the 2009 MIP was paid to the named executive officer following the close of the 2009 fiscal year. The other two-thirds has been deferred and is subject to an annual installment vesting schedule tied to the named executive officer’s continued service with the Company over an additional two-year period. One-third of the bonus amount earned under the 2010 MIP was paid to the named executive officer following the close of the 2010 fiscal year. The remaining portion has been deferred and is subject to an annual installment vesting schedule tied to the named executive officer’s continued service with the Company over an additional two-year period. The deferred portions will be paid as they vest and will earn interest at a designated rate until paid. The deferred portions will immediately vest and become payable in the event the named executive officer’s employment terminates under certain defined circumstances during the deferral period. Accelerated payouts will also occur in the event of certain changes in control or ownership of the Company.

Deferred Equity Compensation

The following table shows the deferred compensation activity for each named executive officer for the 2010 fiscal year attributable to the shares of the Company’s Common Stock that were vested as of December 31, 2010 under his outstanding RSU awards but that are subject to a deferred issuance date:

Name (a)	Executive Contributions in Last FY ($) (b)	Registrant Contributions in Last FY ($) (c)	Aggregate Earnings in Last FY ($)(1) (d)	Aggregate Withdrawals/ Distributions ($) (e)	Aggregate Balance at Last FYE ($) (f)
Arthur W. Zafiropoulo	—	—	419,998	—	3,293,440	(2)
Bruce R. Wright	—	—	83,997	—	868,080	(3)

(1)	Represents, with respect to the shares of the Company’s common stock in which Mr. Zafiropoulo (83,333 shares) and Mr. Wright (16,666 shares) were vested on January 1, 2010 under their outstanding RSU awards with deferred issuance dates, the amount by which the fair market value of those shares on December 31, 2010 exceeded their fair market value as of January 1, 2010. Since no dividends were paid on the Company’s outstanding common stock during the 2010 fiscal year, no amounts were credited to the named executive officer’s deferred share account pursuant to the dividend equivalent rights provided under his outstanding RSUs.

(2)	Represents the fair market value on December 31, 2010 of the shares of the Company’s common stock in which Mr. Zafiropoulo was vested on that date under his outstanding RSU awards with deferred issuance dates. The amount reported was calculated by multiplying those vested deferred shares by the $19.88 per share closing price of the common stock on December 31, 2010. Mr. Zafiropoulo was credited with 165,666 vested deferred shares as of December 31, 2010.
(3)	Represents the fair market value on December 31, 2010 of the shares of the Company’s Common Stock in which Mr. Wright was vested on that date under his outstanding RSU awards but which are subject to deferred issuance dates. The amount reported was calculated by multiplying those vested deferred shares by the $19.88 per share closing price of the common stock on December 31, 2010. Mr. Wright was credited with 43,666 vested deferred shares as of December 31, 2010.

Risk Assessment of Compensation Policies and Practices

The Company’s compensation programs throughout the organization are designed to maintain an appropriate balance between long-term and short-term incentives by utilizing a combination of compensation components, including base salary, annual cash incentive awards, and long-term equity awards. Although not all employees in the organization have compensation comprised of all three of those components, the compensation programs are generally structured so that any short-term cash incentives are not likely to constitute the predominant element of an employee’s total compensation package and that other components will serve to balance the package. For a discussion of the primary components of the compensation packages for the Company’s executive officers, please see the section above entitled “Executive Compensation—Compensation Discussion and Analysis.”

While a number of employees do participate in performance-based cash incentive plans, the Company believes that those plans are structured in a manner that encourages the participating employees to remain focused on both the short- and long-term operational and financial goals of the Company in several key respects. For example, payments under the Management Incentive Plan in which the Company’s executive officers and other members of the management team participate (as discussed earlier in this section on Executive Compensation) are tied to both revenue and operating income metrics that are strategic to the Company’s long-term objectives of sustained revenue generation and continued expense management. Although the Management Incentive Plan does not place an absolute cap on the amount payable per participant, the actual bonus amount is in all instances tied to a fraction or a multiple of the target bonus set for each participant. The Company believes the structure of the Management Incentive Plan does not promote short-term risk-taking because the targets are tied to performance metrics over which internal audit controls exist and payouts at a rate greater than 100% of the target bonus level have occurred only once in the past five years, namely the approximately 234% payout for the 2010 fiscal year. Additionally, payments based on performance goal attainment under the Management Incentive Plan are subject to an additional service vesting schedule so that a participant must remain with the Company for at least three years from the start of the one-year performance measurement period in order to earn his or her full payment for that performance period, thereby further encouraging long-term focus.

A significant portion of the compensation provided to executive officers and other senior employees of the Company is in the form of long-term equity awards that are important to help further align the interests of the recipient with those of the Company’s stockholders. The Company believes that these awards do not encourage unnecessary or excessive risk taking because the ultimate value of the awards is tied to the Company’s stock price. The Company’s equity awards, whether in the form of stock options or restricted stock units, vest over a period of years, and that vesting element encourages award recipients to focus on sustaining the Company’s long-term performance. In addition, because equity awards are typically made on an annual basis, the executive officers and other senior employees of the Company always have unvested awards outstanding that could decrease significantly in value if the Company’s business is not managed to achieve its long term goals.

The Company’s sales employees are included in short-term sales commission incentive plans that are subject to multiple levels of review during both the design stage and the incentive calculation and payment process.

Payments are made at quarterly intervals over the year and are based upon the achievement of current quarter qualified bookings and revenue numbers against established targets. In order to insure that payments are made only on qualified transactions, the quarterly payment amount is net of any customer returns of previously booked orders.

Based on these considerations, the Company has concluded that it is not reasonably likely that its compensation programs would have a material adverse effect on the Company.

Compensation of Directors

The following table sets forth certain information regarding the compensation of each non-employee director for service on the Board of Directors during the 2010 fiscal year.

Name (a)	Fees Earned or Paid in Cash ($)(1) (b)		Option Awards ($)(2) (c)	Stock Awards ($)(3)(4) (d)	Total ($) (e)
Joel F. Gemunder	53,123		—	82,400	135,523
Nicholas Konidaris	51,207		—	82,400	133,607
Rick Timmins	67,622		—	82,400	150,022
Dennis R Raney	58,756		—	82,400	141,156
Henri Richard	61,550		—	82,400	143,950
Ben Tsai	57,500	(5)	—	82,400	139,900

(1)	Represents cash retainer fees for serving on our Board of Directors and Board committees and fees for attending meetings of the Board of Directors or Board committees. For further information concerning the cash retainer fees, see the section below entitled “Director Annual Meeting and Retainer Fees”.
(2)	As of December 31, 2010, the following non-employee directors held options to purchase the following number of shares of the Company’s Common Stock: Mr. Gemunder, 44,000 shares; Mr. Konidaris, 44,000 shares; Mr. Timmins, 44,000 shares; Mr. Raney, 24,000 shares; Mr. Richard, 20,000 shares, and Dr. Tsai, no shares.
(3)	Pursuant to the automatic grant program in effect under the Company’s 1993 Plan, Messrs. Gemunder, Konidaris, Timmins, Raney, and Richard, and Dr. Tsai each received an RSU award covering 5,000 shares of the Company’s common stock at the 2010 Annual Meeting. Each such RSU award had a grant-date fair value of $16.48 per unit. Such grant-date fair value was, in accordance with ASC Topic 718, based on the closing selling price per share of the Company’s common stock on the grant date and was not adjusted for estimated forfeitures related to service-vesting conditions. For further information concerning the grant of RSUs to non-employee directors under the automatic grant program of the Company’s 1993 Plan, see the section below entitled “1993 Stock Option/Stock Issuance Plan”.
(4)	As of December 31, 2010, the following non-employee directors held RSU awards covering the following number of shares of the Company’s common stock: Mr. Gemunder, 5,000 shares; Mr. Konidaris, 5,000 shares; Mr. Timmins, 5,000 shares; Mr. Raney, 5,000 shares; Mr. Richard, 5,000 shares, and Dr. Tsai, 8,750 shares.
(5)	Includes $7,500 received as a result of service on the Company’s Technical Advisory Board.

Director Annual Retainer and Meeting Fees. During the fiscal year ended December 31, 2010, the cash compensation paid to the non-employee Board members was as follows: (i) an annual cash retainer fee of $30,000, (ii) an additional cash fee of $10,000 for service as Chair of the Audit Committee, (iii) an additional cash fee of $7,500 for service as Chair of any standing Board committee other than the Audit Committee, (iv) a cash fee of $2,000 per Board meeting, (v) a cash fee of $2,000 per standing Board committee meeting (except that no fee was paid for any Board committee meeting held on the same day as a Board meeting), and (vi) a cash fee of $1,000 per standing Board committee meeting held on the day before or after a Board meeting at the Company’s headquarters.

Effective with the 2011 fiscal year, the Company will provide an additional annual cash retainer in the amount of $20,000 to the lead independent Board member and has increased the annual cash retainer of the Chair of the Audit Committee to $20,000 and the annual cash retainer to the Chair of each of the other standing Board committees to $17,500.

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

Each of the following non-employee Board members received at the 2010 Annual Stockholders Meeting an automatic RSU award covering 5,000 shares of the Company’s common stock: Messrs. Raney, Richard, Gemunder, Konidaris, and Timmins, and Dr. Tsai.

Subject to stockholder approval at the 2011 Annual Meeting, the automatic grant for the non-employee Board members will be revised, effective with the grants to be made at that Annual Meeting, so that the number of shares of the Company’s common stock subject to an RSU award made to a non-employee Board member upon his or her initial election or appointment to the Board will be increased to 10,000 shares, and the number of shares of the Company’s common subject to the RSU award made to each continuing non-employee Board member at each annual stockholders meeting will be increased to 7,500 shares.

Dr. Tsai. Dr. Tsai served as a member of the Company’s Technical Advisory Board for the 2010 fiscal year. Members of the Technical Advisory Board, including Dr. Tsai receive a fee of $2,500 per Technical Advisory Board meeting attended. During the 2010 fiscal year, Dr. Tsai attended three Technical Advisory Board meetings.

Employment Contracts, Termination of Employment Agreements and Change of Control

1993 Stock Option/Stock Issuance Plan

All outstanding options and RSUs under the Company’s stock plan will immediately vest upon a change in control, to the extent not assumed or continued in effect by the successor entity or replaced with an incentive compensation program which preserves the intrinsic value of the award at that time and provides for the subsequent vesting and concurrent payout of that value in accordance with the pre-existing vesting schedules for those awards. The Compensation Committee also has the authority as the administrator of the Company’s 1993 Plan Stock Option/Stock Issuance Plan (the “1993 Plan”) to provide for the accelerated vesting of any shares of the Company’s common stock subject to outstanding equity awards held by one or more participants whether or not those awards are assumed or continued in effect by the successor entity in the event of (i) an acquisition of the Company by merger or asset sale, (ii) a change in control of the Company effected through the acquisition of more than fifty percent (50%) of the Company’s outstanding common stock or through a change in the majority of the Board of Directors as a result of one or more contested elections for Board membership or (iii) a termination of employment (whether involuntarily or through a resignation for good reason) following such acquisition or change in control. The Compensation Committee has structured the stock options granted to Mr. Zafiropoulo and Mr. Wright and the RSU awards made to them so that those equity awards will vest in full on an accelerated basis upon such an acquisition or change in control of the Company. In addition, as explained below, the Company’s existing employment agreements with Mr. Zafiropoulo and Mr. Wright provide for full or partial accelerated vesting should their employment terminate under certain circumstances in the absence of a change in control.

Employment, Termination of Employment and Change in Control Agreements

The Company has existing employment agreements with Messrs. Zafiropoulo and Wright that provide for accelerated vesting and severance benefits under certain circumstances. Those agreements may be summarized as follows:

Mr. Zafiropoulo

The employment agreement with Mr. Zafiropoulo provides that he will serve as the Chief Executive Officer of the Company and that the Company will use its reasonable best efforts to have him elected as a member of the Board of Directors and as Chairman of the Board of Directors for so long as he remains so employed by the Company. Pursuant to the employment agreement, Mr. Zafiropoulo was paid an annual base salary of $550,000 for the 2010 fiscal year, and is entitled to a target bonus of up to sixty percent (60%) of base salary (which can be periodically increased by the Compensation Committee and which was set at one-hundred percent (100%) for the 2010 fiscal year). He may also receive stock options or restricted stock unit awards from time to time at the discretion of the Compensation Committee. Mr. Zafiropoulo is also entitled to reimbursement from the Company for the costs incurred to obtain lifetime retiree health care coverage (medical and dental) for himself and his spouse. To the extent such reimbursements become taxable to Mr. Zafiropoulo or his spouse, he or she will be entitled to a full tax gross-up from the Company to cover the taxes attributable to such reimbursements and any taxes that apply to the gross-up payment.

Mr. Zafiropoulo’s employment may be terminated by him or by the Company at any time, with or without cause. If the Company terminates his employment other than for cause, or in the event of his death, disability or resignation for good reason, Mr. Zafiropoulo (or his beneficiary) will be entitled to receive (i) the deferred portions of all outstanding bonuses earned for prior years, (ii) 12 months of continued base salary at the rate then in effect for him, (iii) accelerated vesting of twenty-five percent (25%) (or such greater percentage as set forth in the applicable award agreement) of his outstanding stock options and restricted stock unit awards, (iv) an extension of the time to exercise his outstanding vested stock options for a period of up to one year and 90 days following the termination date of his employment and (v) continued use of a Company car for 12 months with reimbursement from the Company of all related expenses.

If, however, Mr. Zafiropoulo’s employment terminates for any reason in connection with a change of control of the Company, then he will, instead, receive (i) the deferred portions of all outstanding bonuses earned for prior years, (ii) 24 months of continued base salary at the rate then in effect for him (or, if greater, in effect immediately prior to the change of control) and (iii) continued use of a Company car for 24 months with reimbursement from the Company of all related expenses. In addition, regardless of whether Mr. Zafiropoulo’s employment is terminated following a change of control of the Company, all of his outstanding stock options and restricted stock unit awards will vest in full upon a change of control, and the time for exercising his outstanding options will be extended for a period of up to one year and 90 days following the termination date of his employment.

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

Mr. Wright

The employment agreement with Mr. Wright provides that he will serve as the Senior Vice President, Finance, Chief Financial Officer, and Secretary of the Company. Pursuant to the employment agreement, Mr. Wright was paid a base salary, of $325,000 for the 2010 fiscal year and is entitled to a target bonus of up to forty percent (40%) of base salary (which can be increased periodically by the Compensation Committee and which was set at eighty-five percent (85%) for fiscal year 2010). In addition, he may also receive stock options or restricted stock unit awards from time to time at the discretion of the Compensation Committee.

Mr. Wright’s employment may be terminated by him or by the Company at any time, with or without cause. If the Company terminates his employment other than for cause, or in the event of his death, disability or resignation for good reason, Mr. Wright (or his beneficiary) will be entitled to receive (i) the deferred portions of all outstanding bonuses earned for prior years, (ii) 12 months of continued base salary at the rate then in effect for him, (iii) accelerated vesting of twenty-five percent (25%) of his outstanding stock options and restricted stock unit awards, (iv) an extension of the time to exercise his outstanding vested stock options for a period of up to one year and 90 days following the termination date of his employment and, and (v) reimbursement from the Company for the costs incurred to obtain lifetime retiree health care coverage (medical and dental) for himself and his spouse, to the extent those costs exceed the amount charged an active employee of the Company for comparable health care coverage.

If, however, Mr. Wright’s employment terminates for any reason in connection with a change of control of the Company, then he will, instead, receive (i) the deferred portions of all outstanding bonuses earned for prior years, (ii) 24 months of continued base salary at the rate then in effect (or, if greater, in effect immediately prior to the change of control) and (iii) reimbursement of the costs incurred by him to obtain lifetime retiree health care coverage for himself and his spouse to the extent those costs exceed the amount charged an active employee of the Company for comparable health care coverage. In addition, regardless of whether Mr. Wright’s employment is terminated following a change of control of the Company, all of his outstanding stock options and restricted stock unit awards will vest in full upon a change of control, and the time for exercising his outstanding vested options will be extended for a period of up to one year and 90 days following the termination date of his employment. A change of control for purposes of Mr. Wright’s employment agreement has the same meaning as in Mr. Zafiropoulo’s employment agreement described above.

Quantification of Benefits

The charts below quantify the potential payments Mr. Zafiropoulo and Mr. Wright would receive based upon the following assumptions:

(i) the executive’s employment terminated on December 31, 2010 under circumstances entitling him to severance benefits under his employment agreement or equity award agreements,

(ii) as to any benefits tied to the executive’s rate of base salary, the rate of base salary is assumed to be the executive’s rate of base salary that was in effect for Mr. Zafiropoulo and Mr. Wright on December 31, 2010 which is $550,000 and $325,000, respectively, and

(iii) with respect to benefits tied to a change in control, the change in control is assumed to have occurred on December 31, 2010 and the change in control consideration paid per share of the Company’s outstanding common stock is assumed to be equal to the closing selling price of such common stock on December 31, 2010, which was $19.88 per share.

Benefits Received Upon a Change in Control (No Termination of Employment)

The outstanding equity awards held by Messrs. Zafiropoulo and Wright will vest in full upon a change in control transaction, whether or not these awards are assumed or otherwise continued in effect.

Name	Accelerated Vesting of Equity Awards ($)(1)	Excise Tax Gross Up
Mr. Zafiropoulo	2,418,880	—
Mr. Wright	1,352,918	—

(1)	Represents the intrinsic value of the accelerated vesting of all of the named executive officer’s stock options and unvested RSU awards, based on the $19.88 closing price per share of the Company’s Common Stock on December 31, 2010.

Benefits Received Upon Qualifying Termination in Connection with a Change in Control

Executive	Salary Continuation ($)	Addd Accelerated Vesting of Deferred Compensation ($)		Lifetime Retiree Medical Coverage Reimbursement (including Gross-up for Mr. Zafiropoulo) ($)		Accelerated Vesting Equity Awards / Extension of Stock Option Term		Continued Use of Corporate Automobile ($)	Excise Tax Gross-Up ($)
Mr. Zafiropoulo	1,110,000	954,903	(1)	453,103	(2)	2,427,203	(3)	70,972	1,283,595
Mr. Wright	650,000	491,060	(1)	377,634		1,393,699	(3)	—	—

(1)	Represents the payment of the deferred and unvested portion of the bonus awards made under the 2008, 2009, and 2010 Management Incentive Plans.
(2)	Includes a gross-up payment to Mr. Zafiropoulo to cover the taxes attributable to such coverage and any taxes that apply to such gross-up payment.
(3)	Represents (i) the intrinsic value of the accelerated vesting of all of the named executive officer’s unvested stock options and RSUs, based on the $19.88 closing price per share of the Company’s Common Stock on December 31, 2010 plus (ii) the value of the extension of the post-employment exercise period for all outstanding options held by the named executive officer on December 31, 2010 from 90 days to 455 days, estimated by using the Black-Scholes option pricing model, in accordance with the provisions of ASC Topic 718

Benefits Received Upon Qualifying Termination Not in Connection with a Change in Control

Executive	Salary Continuation ($)	Accelerated Vesting of Deferred Compensation		Lifetime Retiree Medical Coverage Reimbursement (including tax gross-up) ($)		COBRA ($)	Accelerated Vesting of Stock Options and Other Equity Awards ($)		Continued Use of Corporate Automobile ($)
Mr. Zafiropoulo	550,000	954,903	(1)	453,103	(2)	—	2,427,925	(3)	35,486
Mr. Wright	325,000	491,060	(1)	377,634		25,013	1,113,845	(3)	—

(1)	Represents the payment of the deferred and unvested portions of the bonus awards under the 2009 and 2010 Management Incentive Plans.
(2)	Includes a gross-up payment to Mr. Zafiropoulo to cover the taxes attributable to such coverage and any taxes that apply to such gross-up payment.
(3)	Represents (i) the intrinsic value of the accelerated vesting of 100% of Messrs. Zafiropoulo’s and Wright unvested stock options and 100% of Mr. Zafiropoulo’s and 25% of Mr. Wright’s unvested RSUs, based on the $19.88 closing price per share of the Company’s Common Stock on December 31, 2010 plus (ii) the value of the extension of the post-employment exercise period for all outstanding options held by the named executive officer on December 31, 2010 from 90 days to 455 days, estimated by using the Black-Scholes option pricing model, in accordance with the provisions of ASC Topic 718.

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

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

Messrs. Gemunder, Richard, Timmins and Tsai served as members of the Compensation Committee during the fiscal year completed December 31, 2010. No member of the Compensation Committee is a former or current officer or employee of the Company or any of its subsidiaries. No executive officer of the Company serves as a member of the board of directors or compensation committee of any entity which has one or more of its executive officers serving as a member of the Board of Directors or Compensation Committee.

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

Equity Compensation Information for Plans or Individual Arrangements with Employees and Non-Employees

The following table provides information as of December 31, 2010 with respect to the shares of the Company’s Common Stock that may be issued under the Company’s existing equity compensation plans. There are no outstanding options assumed by the Company in connection with its acquisitions of other companies, and there are no assumed plans under which options can currently be granted.

	A	B	C
Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options, Restricted Stock Units and Other Rights (#)(3)	Weighted Average Exercise Price of Outstanding Options (4)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column A) (#) (5)
Equity Compensation Plans Approved by Stockholders (1)	3,791,332	$16.54	1,388,398
Equity Compensation Plans Not Approved by Stockholders (2)	272,590	$13.66

Total	4,063,912	$16.35	1,388,398

(1)	Consists solely of the 1993 Plan.
(2)	Consists solely of the Company’s 1998 Supplemental Stock Option/Stock Issuance Plan.
(3)	Includes 794,765 shares subject to RSUs that will entitle each holder to one share of common stock for each unit that vest over the holder’s period of continued service with the Company.
(4)	Calculated without taking into account the 794,765 shares of common stock subject to outstanding RSUs that will become issuable following the vesting of those units, without any cash consideration or other payment required for those shares.
(5)	As of December 31, 2010, 1,388,398 shares of common stock were available for issuance under the 1993 Plan. Such shares may be issued under the 1993 Plan upon the exercise of stock options or stock appreciation rights granted under such plan, or the shares may be issued under the stock issuance program in effect under such plan through direct stock bonuses or pursuant to restricted stock issuances or RSU awards which vest upon the attainment of prescribed performance milestones or the completion of designated service periods. The term of the 1998 Supplemental Stock Option/Stock Issuance Plan expired in 2008, and no further awards may be made under that plan.

The 1998 Supplemental Stock Option/Stock Issuance Plan

The 1998 Supplemental Stock Option/Stock Issuance Plan (the “Supplemental Plan”) was implemented by the Board of Directors in October 1998 as a non-stockholder approved plan under which option grants or direct stock issuances could be made to employees who at the time of the grant were neither executive officers nor Board members nor held the title of Vice President or General Manager. The Supplemental Plan expired in October 2008. The Board of Directors authorized 1,950,000 shares of the Company’s common stock for issuance under the Supplemental Plan. All option grants must have an exercise price per share not less than the fair market value per share of the common stock on the grant date. Such options had a maximum term of ten years, subject to earlier termination within a specified period following the optionee’s cessation of service with the Company. Each granted option will vest in one or more installments over the optionee’s period of service with the Company. However, all outstanding options under the Supplemental Plan will vest on an accelerated basis in the event the Company is acquired and those options are not assumed, replaced or otherwise continued in effect by the acquiring entity. Restricted stock or restricted stock units awarded under the Supplemental Plan had similar vesting conditions. All options granted under the Supplemental Plan were non-statutory stock options under the Federal tax laws. As of December 31, 2010, options covering 272,590 shares of common stock were outstanding under the Supplemental Plan, there were no other outstanding awards under the Supplemental Plan and no shares remained available for future awards.

Share issuances under the 1993 Plan did not reduce or otherwise affect the number of shares of the Company’s common stock available for issuance under the Supplemental Plan, and share issuances under the Supplemental Plan did not reduce or otherwise affect the number of shares of the Company’s common stock available for issuance under the 1993 Plan.

OWNERSHIP OF SECURITIES

The following table sets forth certain information known to the Company with respect to the beneficial ownership of the Company’s Common Stock as of March 15, 2011 (unless otherwise stated in the footnotes) by (i) all persons known to the Company who are or who may be deemed beneficial owners of five percent (5%) or more of the Company’s Common Stock based solely on a review of Form 4, Schedule 13G and Schedule 13D filings with the Securities and Exchange Commission since January 1, 2010, (ii) each director of the Company, (iii) the named executive officers and (iv) all current directors and executive officers as a group. Unless otherwise indicated, the principal address of each of the stockholders below is c/o Ultratech, Inc., 3050 Zanker Road, San Jose, CA, 95134. Unless otherwise indicated, each of the security holders has sole voting and investment power with respect to the shares beneficially owned, subject to community property laws, where applicable. Except as otherwise indicated in the footnotes to the table or for shares of Common Stock held in brokerage accounts, which may from time to time, together with other securities held in those accounts, serve as collateral for margin loans made from such accounts, none of the shares reported as beneficially owned are currently pledged as securities for any outstanding loan or indebtedness.

Name and Address of Beneficial Owner (1)	Shares of Common Stock Beneficially Owned	Percentage of Shares Beneficially Owned (1)
Artisan Partners Limited Partnership (2)	2,950,453	11.7%
Artisan Partners Holdings LP
Artisan Investment Corporation
Artisan Investments GP LLC
ZFIC, Inc.
Andrew A. Ziegler
Carlene M. Ziegler
Artisan Funds, Inc.
875 East Wisconsin Avenue, Suite 800
Milwaukee, WI 53202

Tocqueville Asset Management, L.P. (3)	2,018,430	8.0%
40 West 57th Street, 19th Floor
New York, NY 10019

BlackRock,Inc. (4)	1,888,130	7.5%
40 East 52nd Street
New York, NY 10022

The Vanguard Group, Inc. (5)	1,263,947	5.0%
100 Vanguard Blvd.
Malvern, PA 19355

Arthur W. Zafiropoulo (6)	1,491,115	5.7%
Bruce R. Wright (7)	528,108	2.1%
Joel Gemunder (8)	59,000	*
Nicholas Konidaris (9)	55,000	*
Dennis Raney (10)	39,000	*
Henri Richard (11)	30,000	*
Rick Timmins (12)	59,000	*
Ben Tsai	7,710	*
All current directors and executive officers as a group (8 persons) (13)	2,268,933	8.5%

*	Less than one percent (1%) of the outstanding Common Stock.
(1)	Percentage of ownership is based on 25,127,826 shares of Common Stock issued and outstanding on March 15, 2011. This percentage also takes into account the Common Stock to which such individual or entity has the right to acquire beneficial ownership within sixty (60) days after March 15, 2011, including, but not limited to, through the exercise of options or pursuant to outstanding RSUs; however, such Common Stock will not be deemed outstanding for the purpose of computing the percentage owned by any other individual or entity. Such calculation is required by Rule 13d-3(d)(1)(i) under the Securities Exchange Act of 1934, as amended.

(2)	Information regarding Artisan Partners Limited Partnership, Artisan Investment Corporation, ZFIC, Inc., Andrew A. Ziegler, Carlene M. Ziegler and Artisan Funds, Inc. is based on their Schedule 13G/A filed with the Securities and Exchange Commission on February 11, 2011. According to the Schedule 13G/A, Artisan Funds, Inc. has beneficial ownership over 1,736,200 shares, and the remaining investors have beneficial ownership over 1,108,500 shares, including the shares held by Artisan Funds, Inc.
(3)	Tocqueville Asset Management, L.P. information is based on its Schedule 13G filed with the Securities and Exchange Commission on January 28, 2011.
(4)	Information regarding BlackRock, Inc., is based on its Schedule 13G/A filed with the Securities and Exchange Commission on February 9, 2011.
(5)	Information regarding the Vanguard group is based on its Schedule 13G/A filed with the Securities and Exchange Commission on January 29, 2011.
(6)	Consists of 357,475 shares held in the name of Arthur W. Zafiropoulo, trustee of the Separate Property Trust, dated July 20, 1998, for the benefit of Arthur W. Zafiropoulo, 926,808 shares of the Company’s Common Stock subject to options which are currently exercisable or which will become exercisable within 60 days after March 15, 2011. Also includes 100,000 shares held in the name of the Zafiropoulo Family Foundation and 106,832 shares held in the name of Arthur W. Zafiropoulo for the benefit of Arthur W. Zafiropoulo and Lisa Zafiropoulo Joint Account.
(7)	Includes 445,018 shares of the Company’s Common Stock subject to options which are currently exercisable or which will become exercisable within 60 days after March 15, 2011.
(8)	Includes 44,000 shares of the Company’s Common Stock subject to options which are currently exercisable or which will become exercisable within 60 days after March 15, 2011.
(9)	Includes 40,000 shares of the Company’s Common Stock subject to options which are currently exercisable or which will become exercisable within 60 days after March 15, 2011.
(10)	Includes 24,000 shares of the Company’s Common Stock subject to options which are currently exercisable or which will become exercisable within 60 days after March 15, 2011.
(11)	Includes 20,000 shares of the Company’s Common Stock subject to options which are currently exercisable or which will become exercisable within 60 days after March 15, 2011.
(12)	Consists of 44,000 shares of the Company’s Common Stock subject to options which are currently exercisable or which will become exercisable within 60 days after March 15, 2011.
(13)	Includes 1,543,826 shares of the Company’s Common Stock subject to options which are currently exercisable or which will become exercisable within 60 days after March 15, 2011.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The Company’s Amended and Restated Certificate of Incorporation and Bylaws provide for indemnification of all directors and officers. In addition, each director and officer of the Company has entered into a separate indemnification agreement with the Company.

Scott Zafiropoulo, the son of Arthur Zafiropoulo, the Company’s Chairman of the Board of Directors and Chief Executive Officer, is an employee of the Company. In fiscal year 2010, Mr. S. Zafiropoulo earned approximately $171,563 in salary. Mr. S. Zafiropoulo also received a cash bonus in the amount of $234,000 under the 2010 MIP, one-third of which was paid on February 3, 2011 and the remaining two-thirds of which will be paid over the next two years pursuant to the terms of the 2010 MIP. In addition, as part of the 2010 MIP,

Mr. S. Zafiropoulo received restricted stock units covering 10,000 shares of the Company’s common stock and stock options to purchase an additional 40,000 shares of the Company’s common stock. The restricted stock units and the stock options were awarded in four equal quarterly installments during the 2010 fiscal year on February 8, 2010, April 26, 2010, July 26, 2010 and October 26, 2010. As part of the 2011 MIP, Mr. S. Zafiropoulo is entitled to receive restricted stock units covering 15,000 shares of the Company’s common stock and options to purchase an additional 60,000 shares of the Company’s common stock. Awards will be granted in four equal quarterly installments on designated dates during the 2011 fiscal year pre-established by the Compensation Committee. The first installment of each award (restricted stock units covering 3,750 shares and an option to purchase 15,000 shares) was made on January 31, 2011, and the second installment in the same amounts was made on April 26, 2011. In addition, Mr. S. Zafiropoulo’s cash bonus potential under the 2011 MIP was set at 70% of his base salary at target level, but the actual amount (if any) of his bonus will depend upon the level at which the Company attains the performance goals established for the 2011 fiscal year under the 2011 MIP.

In fiscal year 2010, the Company made services payments to KLA-Tencor Corporation in an aggregate amount of $158,685, and continues to do business with KLA-Tencor. Dr. Tsai, a member of the Company’s Board of Directors is an executive officer of KLA-Tencor. The Company’s Board of Directors has determined that the business relationship between the Company and KLA-Tencor does not compromise his independence. The Audit Committee and the Board has each authorized the Company’s ongoing ordinary course business relationship with KLA-Tencor.

The Board of Directors has adopted a written policy that all material transactions with affiliates will be on terms no more or less favorable to the Company than those available from unaffiliated third parties and will be approved by the Audit Committee and the Board of Directors.

DIRECTOR INDEPENDENCE

The Board of Directors has determined that each of Messrs. Gemunder, Konidaris, Raney, Richard, Timmins and Tsai is an “independent director” as that term is defined in Rule 5605 of The Nasdaq Stock Market’s Marketplace Rules.

Item 14.	Principal Accounting Fees and Services

Audit Fees

Audit fees billed to the Company by Ernst & Young LLP for professional services rendered for the audit of the Company’s 2010 annual financial statements, review of quarterly financial statements, audit services in connection with statutory filings, consents, review of documents filed with the SEC, Section 404 review of internal control over financial reporting, and accounting and financial reporting consultation totaled $1,493,850. Audit fees billed to the Company by Ernst & Young LLP for professional services rendered for the audit of the Company’s 2009 annual financial statements, review of quarterly financial statements, audit services in connection with statutory filings, consents, review of documents filed with the SEC, and accounting and financial reporting consultation totaled $1,224,168.

Audit-Related Fees

There were no audit-related fees billed to the Company by Ernst & Young LLP during the Company’s 2010 and 2009 fiscal years.

Tax Fees

There were no tax fees billed to the Company by Ernst & Young LLP during the Company’s 2010 and 2009 fiscal years.

All Other Fees

Other than as set forth above, there were no other fees billed to the Company by Ernst & Young LLP during the Company’s 2010 and 2009 fiscal years.

All of the 2010 and 2009 audit fees, audit-related fees and tax fees, and all other fees, were pre-approved by the Audit Committee. The Audit Committee has delegated to Mr. Timmins the ability to approve, on behalf of the Audit Committee and in accordance with Section 10A under the Securities Exchange Act of 1934, services to be performed by the Company’s independent auditors.

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

ULTRATECH, INC.

Date: April 29, 2011	By:	/S/ ARTHUR ZAFIROPOULO
Arthur Zafiropoulo
Chairman of the Board of Directors, Chief Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ ARTHUR ZAFIROPOULO Arthur Zafiropoulo	Chairman of the Board of Directors, Chief Executive Officer and President (Principal Executive Officer)	April 29, 2011

/S/ BRUCE WRIGHT Bruce Wright	Senior Vice President, Finance, Chief Financial Officer and Secretary (Principal Financial and Accounting Officer)	April 29, 2011

* Dennis Raney	Director	April 29, 2011

* Rick Timmins	Director	April 29, 2011

* Henri P. Richard	Director	April 29, 2011

* Joel Gemunder	Director	April 29, 2011

* Nicholas Konidaris	Director	April 29, 2011

* Ben Tsai	Director	April 29, 2011

*	Arthur Zafiropoulo, by signing his name hereto, does sign this document on behalf of the above noted individuals, pursuant to powers of attorney duly executed by such individuals, which have been filed with the original Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 1, 2011.

By:

/S/ ARTHUR ZAFIROPOULO Arthur Zafiropoulo Attorney-in-Fact	Chairman of the Board of Directors, Chief Executive Officer and President (Principal Executive Officer)	April 29, 2011

EXHIBIT INDEX

Exhibit	Description

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002