Form 10-Q
period 2011-04-02
ULTRATECH INC
filed 2011-04-29
CIK 909791

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 2, 2011

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding as of April 2, 2011
common stock, $0.01 par value	25,147,136

ULTRATECH, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

ULTRATECH, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)	April 2, 2011	December 31, 2010*
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$55,626	$63,626
Short-term investments	133,854	120,664
Accounts receivable, net	40,221	32,825
Inventories	39,052	37,088
Prepaid expenses and other current assets	7,869	7,777

Total current assets	276,622	261,980

Equipment and leasehold improvements, net	14,605	14,835
Other assets	4,438	4,479

Total assets	$295,665	$281,294

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Notes payable	$3,000	$6,000
Accounts payable	11,665	13,154
Deferred product and services income	19,238	13,641
Other current liabilities	11,689	12,028

Total current liabilities	45,592	44,823
Other liabilities	6,530	5,344
Stockholders’ equity	243,543	231,127

Total liabilities and stockholders’ equity	$295,665	$281,294

*	The Balance Sheet as of December 31, 2010 has been derived from the audited financial statements at that date.

See accompanying notes to unaudited condensed consolidated financial statements

ULTRATECH, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended
(In thousands, except per share amounts)	April 2, 2011	April 3, 2010
Net sales:
Products	$42,800	$23,968
Services	4,454	3,535
Licenses	125	—

Total net sales	47,379	27,503

Cost of sales:
Cost of products sold	20,059	10,596
Cost of services	3,611	2,854

Total cost of sales	23,670	13,450

Gross profit	23,709	14,053

Operating expenses:
Research, development, and engineering	5,724	4,791
Selling, general, and administrative	9,819	7,395

Operating income	8,166	1,867

Interest income (expense)	(6)	10
Interest and other income (expense), net	7	174

Income before income tax	8,167	2,051
Provision for income taxes	300	103

Net income	$7,867	$1,948

Net income per share - basic	$0.31	$0.08
Number of shares used in per share computations - basic	25,264	24,033
Net income per share - diluted	$0.30	$0.08
Number of shares used in per share computations - diluted	26,169	24,308

See accompanying notes to unaudited condensed consolidated financial statements

ULTRATECH, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended
(In thousands)	April 2, 2011	April 3, 2010
Cash flows from operating activities:
Net income	$7,867	$1,948
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	893	732
Amortization	27	131
Accretion of asset retirement obligations	26	34
(Gain) loss on disposal of equipment	(4)	12
Stock-based compensation	1,476	820
Deferred income taxes	(11)	28
Changes in operating assets and liabilities:
Accounts receivable	(7,396)	2,383
Inventories	(1,964)	39
Prepaid expenses and other current assets	(92)	(2,895)
Other assets	(63)	208
Accounts payable	(1,489)	339
Deferred product and services income	5,597	3,967
Other current liabilities	(339)	1,387
Other liabilities	1,172	(1,381)

Net cash provided by operating activities	5,700	7,752

Cash flows from investing activities:
Capital expenditures	(679)	(266)
Proceeds from sales of fixed assets	—	—
Purchase of investments in securities	(43,630)	(37,810)
Proceeds from maturities of investments	30,572	22,597

Net cash used in investing activities	(13,737)	(15,479)

Cash flows from financing activities:
Proceeds from notes payable	3,000	6,000
Repayment of notes payable	(6,000)	(6,000)
Proceeds from issuance of common stock for stock option exercises	4,231	508
Tax payment for issuance of common stock from release of restricted stock units	(1,194)	(46)

Net cash provided by financing activities	37	462

Net decrease in cash and cash equivalents	(8,000)	(7,265)
Cash and cash equivalents at beginning of period	63,626	58,617

Cash and cash equivalents at end of period	$55,626	$51,352

See accompanying notes to unaudited condensed consolidated financial statements

Ultratech, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

April 2, 2011

(1) Description of Business

Ultratech, Inc. (referred to as “Ultratech,” the “Company” and “we”) develops, manufactures and markets photolithography and laser thermal processing equipment designed to reduce the cost of ownership for manufacturers of integrated circuits and nanotechnology components located throughout North America, Europe, Japan, Taiwan, Singapore, and the rest of Asia.

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

Our interim financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“U.S.GAAP”) for interim financial information and the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial statements and accounting policies, consistent, in all material respects with those applied in preparing our audited consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2010, filed with the SEC on March 1, 2011. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In our opinion, all adjustments, consisting of only normal recurring adjustments considered necessary for fair presentation, have been included.

Our fiscal periods end on the Saturday closest to month-end, except that our fiscal year ends on December 31. All references to the quarter refer to our fiscal quarter. Our fiscal quarters covered by this report ended on April 2, 2011 and April 3, 2010, respectively.

Operating results for the three months ended April 2, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011 or any future period.

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

IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS — In January 2010, The FASB issued ASU No. 2010-06, Fair Value Measurements and Disclosures (Topic 820) – Improving Disclosures about Fair Value Measurements, to provide amendments to Subtopic 820-10 that require new disclosures for transfers in and out of Levels 1 and 2 and for activity in Level 3 fair value measurements. It also clarifies existing disclosures for level of disaggregation and disclosures about inputs and valuation techniques. The update is effective for interim and annual reporting periods beginning on January 1, 2010, except for the disclosures of roll forward activities in Level 3 fair value measurements. Those disclosures are effective for interim and annual reporting periods beginning on January 1, 2011. The adoption of the update did not have an impact on our consolidated financial statements.

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

In the first quarter of 2011, we adopted Accounting Standard Update (“ASU”) No. 2009-13, Revenue Recognition (Topic 605) – Multi-Deliverables Revenue Arrangements, a Consensus of the FASB Emerging Issues Task Force on a prospective basis for applicable transactions originating or materially modified on or subsequent to January 1, 2011. The new standard changed the requirements for establishing separate units of accounting in a multiple element arrangement and requires the allocation of arrangement consideration to each deliverable to be based on the relative selling price. Implementation of this new authoritative guidance had an insignificant impact on reported revenue as compared to revenue under previous guidance, as the new guidance did not change the units of accounting within sales arrangements and the elimination of the residual method for the allocation of arrangement consideration had an immaterial impact on the amount and timing of reported revenue.

For multiple element arrangements entered into or materially modified on or subsequent to January 1, 2011, the total consideration for an arrangement is allocated among the separate elements in the arrangement based on a selling price hierarchy. The selling price hierarchy for a deliverable is based on (i) vendor specific objective evidence (VSOE); if available; (ii) third party evidence of selling price if VSOE is not available; or (iii) an estimated selling price, if neither VSOE nor third party evidence is available. If we have not established VSOE and cannot obtain third party evidence of selling price, we determine our estimate of the relative selling price by considering our production costs and historical margins of similar products or services. We believe this best represents the price at which we would transact a sale if the product or service were sold on a stand-alone basis. We regularly review the method used to determine our relative selling price and update any estimates accordingly. We limit the amount of revenue recognized for delivered elements to the amount that is not contingent on the future delivery of products or services or other future performance obligations.

For multiple element arrangements entered into prior to January 1, 2011, revenue is allocated among the separate accounting units based on the residual method under which the revenue is allocated to undelivered elements based on fair value of such undelivered elements and the residual amounts of revenue are allocated to delivered elements, provided the delivered elements have value on a stand alone basis, there is objective and reliable evidence of fair value for the undelivered elements, the arrangement does not include a general right of return relative to the delivered item and delivery or performance of the undelivered item(s) is considered probable and substantially in our control. The maximum revenue recognized on a delivered element is limited to the amount that is not contingent upon the delivery of additional items.

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

(3) Stock-Based Compensation

Stock-based compensation expense recognized under ASC Topic 718, Compensation – Stock Compensation (“ASC 718”), for employees and directors and the effect on our Condensed Consolidated Statements of Operations were as follows:

	Three Months Ended
(In thousands)	April 2, 2011	April 3, 2010
Cost of Sales	$121	$62
Research, development, and engineering	263	146
Selling, general and administrative expenses	1,092	612

Total stock-based compensation expense	$1,476	$820

Compensation cost capitalized as part of inventory was $67,000 for the three-month period ended April 2, 2011 and was immaterial for the three-month period ended, April 3, 2010.

As required by ASC 718, we estimate expected forfeitures and recognize compensation costs only for those equity awards expected to vest. As of April 2, 2011, there were $18.9 million of total unrecognized compensation costs related to non-vested share-based compensation arrangements granted under our 1993 Stock Option Plan/Stock Issuance Plan, as amended (“1993 Plan”), and our 1998 Supplemental Stock Option/Stock Issuance Plan, as amended ( “1998 Plan”). The costs related to stock options and restricted stock units are expected to be recognized over a weighted average period of 5.5 years and 4.4 years, respectively.

These plans provide for the grant of stock-based awards to our eligible employees, consultants and advisors and non-employee directors. We believe that such awards better align the interests of our employees with those of our stockholders. There were no shares reserved for future awards under the 1998 Plan since the plan expired on October 19, 2008. However, as of April 2, 2011, there were 1.0 million shares reserved for future awards under the 1993 Plan.

We used the following weighted-average assumptions to estimate the fair value of our stock options granted during the three-month periods ended April 2, 2011 and April 3, 2010, respectively:

	Three Months Ended
	April 2, 2011	April 3, 2010
Expected life (in years)	8.4	7.8
Risk-free interest rate	3.3%	3.3%
Volatility factor	48%	52%
Dividend yield	—	—

A majority of our stock options granted during the three-month period ended April 2, 2011 were granted with a vesting term of 100 months and the remaining stock options were granted with a vesting term of 50 months. As such, the weighted-average expected life of our stock options granted during the three months ended April 2, 2011 increased to 8.4 years.

(4) Basic and Diluted Net Income Per Share

The following table sets forth the computation of basic and diluted net income per share:

	Three Months Ended
(In thousands, except per share amounts)	April 2, 2011	April 3, 2010
Numerator:
Net income	$7,867	$1,948
Denominator:
Basic weighted-average shares outstanding	25,264	24,033
Effect of dilutive employee stock options and restricted stock units	905	275

Diluted weighted-average shares outstanding	26,169	24,308

Net income per share - basic:
Net income	$0.31	$0.08

Net income per share - diluted:
Net income	$0.30	$0.08

For the three-month period ended April 2, 2011, 1.0 million shares of common stock subject to outstanding options were excluded from the computation of diluted net income per share, as the effect would have been anti-dilutive, as compared to the exclusion of 2.6 million shares of common stock subject to outstanding options in the corresponding period of 2010. In addition, for each of the three-month periods ended April 2, 2011 and April 3, 2010, the number of shares of common stock underlying outstanding restricted stock units excluded from the computation was immaterial. Options and restricted stock units are anti-dilutive when we have a net loss or when the exercise price and the average unrecognized compensation cost of the stock option or restricted stock unit is greater than the average market price of our common stock during the period.

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

We measure certain financial assets and liabilities at fair value on a recurring basis, including available-for-sale securities and foreign currency derivatives. The fair value of these certain financial assets and liabilities was determined using the following inputs at April 2, 2011 and December 31, 2010, respectively:

	Fair Value Measurements at April 2, 2011 Using
(In thousands)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available-for-sale securities(1)
Commercial papers	$13,996	$—	$13,996	$—
Money market funds	6,683	6,683	—	—
U.S. treasury bills and notes	3,927	—	3,927	—
Securities and obligations of U.S. government agencies	123,929	—	123,929	—

	148,535	6,683	141,852	—
Foreign currency derivatives(2)	3	—	3	—

	$148,538	$6,683	$141,855	$—

	Fair Value Measurements at December 31, 2010 Using
In thousands	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available-for-sale securities(1)
Commercial papers	$11,994	$—	$11,994	$—
Money market funds	9,593	9,593	—	—
U.S. treasury bills and notes	—	—	—	—
Securities and obligations of U.S. government agencies	114,669	—	114,669	—

	136,256	9,593	126,663	—
Foreign currency derivatives(2)	(26)	—	(26)	—

	$136,230	$9,593	$126,637	$—

(1)	Included in cash and cash equivalents and short-term investments on our condensed consolidated balance sheet. See “Investments” in Note 6 for further details.
(2)

Included in other current assets and other current liabilities on our condensed consolidated balance sheet. Consisted of forward foreign exchange contracts for the Japanese yen. See “Derivative Instruments and Hedging” in Note 7 for further details.

(6) Investments

We classified all of our investments as “available for sale” as of April 2, 2011 and December 31, 2010. Accordingly, we state our investments at estimated fair value. Fair values are determined based on quoted market prices or pricing models using current market rates. We deem all investments to be available to meet current working capital requirements. The cost of securities sold was determined based on the specific identification method.

The following is a summary of our investments:

	April 2, 2011				December 31, 2010
Cash equivalents and Available- for-sale Investments (in thousands)	Amortized Cost	Accumulated Other Comprehensive		Estimated Fair Value	Amortized Cost	Accumulated Other Comprehensive		Estimated Fair Value
		Gains	Losses			Gains	Losses
Commercial papers	$13,996	$—	$—	$13,996	$11,994	$—	$—	$11,994
Money market funds	6,683	—	—	6,683	9,593	—	—	9,593
U.S. treasury bills and notes	3,925	3	—	3,928	—	—	—	—
Securities and obligations of U.S. government agencies	123,958	39	69	123,928	114,731	17	79	114,669

Total	$148,562	$42	$69	$148,535	$136,318	$17	$79	$136,256

The following is a reconciliation of our investments to the balance sheet classifications at April 2, 2011 and December 31, 2010:

(In thousands)	April 2, 2011	December 31, 2010
Cash equivalents	$14,681	$15,592
Short-term investments	133,854	120,664

Investments, at estimated fair value	$148,535	$136,256

The gross amortized cost and estimated fair value of our investments at April 2, 2011 and December 31, 2010, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because the issuers of the securities may have the right to prepay obligations without prepayment penalties.

	April 2, 2011		December 31, 2010
(In thousands)	Gross Amortized Cost	Fair Value	Gross Amortized Cost	Fair Value
Due in one year or less	$138,043	$138,017	$129,847	$129,783
Due after one year through five years	10,519	10,518	6,471	6,473

Total	$148,562	$148,535	$136,318	$136,256

The following table provides the breakdown of the cash equivalents and investments with unrealized losses on April 2, 2011:

	In Loss Position for Less Than 12 Months		In Loss Position for More Than 12 Months		Total
(In thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Securities and obligations of the U.S. government agencies	$30,828	$69	$—	$—	$30,828	$69

Total	$30,828	$69	$—	$—	$30,828	$69

The following table provides the breakdown of the cash equivalents and investments with unrealized losses at December 31, 2010:

	In Loss Position for Less Than 12 Months		In Loss Position for More Than 12 Months		Total
Investments, in thousands	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses

Securities and obligations of U.S. government agencies	68,998	79	—	—	68,998	79

Total	$68,998	$79	$—	$—	$68,998	$79

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

As part of this assessment, we will consider the various characteristics of each security, including, but not limited to the following: the length of time and the extent to which the fair value has been less than the amortized cost basis; adverse conditions specifically related to the security, an industry, or a geographic area; the payment structure of the debt security; failure of the issuer of the security to make scheduled interest or principal payments; any changes to the rating of the security by a rating agency and related outlook or status; recoveries or additional declines in fair value subsequent to the balance sheet date. The relative importance of this information varies based on the facts and circumstances surrounding each security, as well as the economic environment at the time of assessment.

We have not recorded any OTTI of our investments for the three-month periods ended April 2, 2011 and April 3, 2010, respectively.

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

	Asset Derivatives
		Fair Value as of
(In thousands)	Balance Sheet Location	April 2, 2011	December 31, 2010
Foreign exchange contracts	Other current assets	$6	$15
	Other current liabilities	(3)	(41)

Total derivatives		$3	$(26)

Our derivative financial instruments are subject to both credit and market risk. Credit risk is the risk of loss due to failure of a counterparty to perform its obligations in accordance with contractual terms. Market risk is the potential change in an investment’s value caused by fluctuations in interest and currency exchange rates, credit spreads or other variables. We monitor the credit-worthiness of the financial institutions that are counterparties to our derivative financial instruments and do not consider the risks of counterparty nonperformance to be material. Credit and market risks, as a result of an offset by the underlying cash flow being hedged, related to derivative instruments were not considered material at April 2, 2011 and December 31, 2010.

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

We calculate hedge effectiveness at a minimum each fiscal quarter. We measure hedge effectiveness by comparing the cumulative change in the spot rate of the derivative with the cumulative change in the spot rate of the anticipated sales transactions. We record any excluded components of the hedge in interest and other income (expense), net. There was no hedge ineffectiveness for the three-month period ended April 2, 2011 and we did not have any derivatives classified as cash flow hedges outstanding at April 2, 2011 and December 31, 2010, respectively. As such, we did not record any accumulated losses or gains as a component of other comprehensive income (loss) at April 2, 2011 and December 31, 2010, respectively.

Fair Value Hedging

We manage the foreign currency risk associated with Japanese yen denominated assets and liabilities using foreign exchange forward contracts. The change in fair value of these derivatives is recognized as a component of interest and other income (expense), net and is intended to offset the remeasurement gains and losses associated with the non-functional currency denominated assets and liabilities. At April 2, 2011, we had currency forward contracts for the sale of 82.0 million Japanese yen, or approximately $1.0 million and currency forward contracts for the purchase of 36.0 million Japanese yen, or approximately $0.4 million. The fair value of derivatives classified as balance sheet hedges at April 2, 2011 and December 31, 2010 was a net liability of an immaterial amount recorded in “other current assets” and “other current liabilities”. The following sets forth the effect of the derivative instruments on our Condensed Consolidated Statements of Operations for the three-month periods ended April 2, 2011 and April 3, 2010, respectively:

		Amount of Gain Recognized in Income on Derivatives During Three Months Ended
Derivatives in ASC 815 Fair Value Hedging Relationship	Location of Gain Recognized in Income on Derivatives	April 2, 2011 (in thousands)	April 3, 2010 (in thousands)
Foreign exchange contracts	Interest and other income (expense), net	$29	$36

(8) Inventories

Inventories consist of the following:

(In thousands)	April 2, 2011	December 31, 2010
Raw materials	$17,765	$14,862
Work-in-process	11,925	12,307
Finished products	9,362	9,919

	$39,052	$37,088

(9) Notes Payable

We have a line of credit agreement with a brokerage firm. Under the terms of this agreement, we may borrow funds at a cost equal to the current Federal funds open rate plus 125 basis points (approximately 1.4% as of April 2, 2011). Funds are advanced to us under this facility based on pre-determined advance rates on the cash and securities held by us in this brokerage account. Under this facility, we may borrow up to 75% of our total cash, cash equivalents and investments balance in this brokerage account with no restriction in the use of those assets. This agreement has no set expiration date and there are no loan covenants, other than the aforementioned collateral requirement. As of April 2, 2011 and December 31, 2010, $3.0 million and $6.0 million, respectively, were outstanding under this facility, with a related collateral requirement of approximately $4.0 million and $8.0 million, respectively, of our cash, cash equivalents and investments.

(10) Other Current Liabilities

Other current liabilities consist of the following:

(In thousands)	April 2, 2011	December 31, 2010
Salaries and benefits	$6,157	$7,513
Warranty accrual	2,424	2,111
Accrued taxes-other	795	291
Capital lease, current portion	167	165
Other	2,146	1,948

	$11,689	$12,028

Warranty Accrual

We generally warrant our products for a period of twelve months for new products, or three months for refurbished products, from the date of customer acceptance for material and labor to repair the product; accordingly, an accrual for the estimated cost of the warranty is recorded at the time the product is shipped. Extended warranty terms, if granted, result in deferral of revenue equating to our standard pricing for similar service contracts. Recognition of the related warranty cost is deferred until product revenue is recognized. Factors that affect our warranty liability include the number of installed units, historical and anticipated rates of warranty claims, and cost per claim. We periodically assess the adequacy of our recorded warranty liabilities and adjust the amounts as necessary. We believe our warranty accrual, as of April 2, 2011, will be sufficient to satisfy outstanding obligations as of that date. Changes in our warranty accrual are as follows:

	Three Months Ended
(In thousands)	April 2, 2011	April 3, 2010
Balance, beginning of the period	$2,111	$1,710
Warranties accrued for shipments during the period	908	791
Settlements made during the period	(362)	(174)
Changes in accrued warranty liabilities	(233)	(219)

Balance, end of the period	$2,424	$2,108

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

	Three Months Ended
(In thousands)	April 2, 2011	April 3, 2010
Balance, beginning of the period	$2,903	$1,907
Service contracts sold during the period	2,548	934

Service contract revenue recognized during the period	(2,039)	(668)

Balance, end of the period	$3,412	$2,173

(11) Other Liabilities

Other liabilities consist of the following:

(In thousands)	April 2, 2011	December 31, 2010
Deferred compensation	1,333	1,154
Long-term income taxes payable	1,769	924
Asset retirement obligation	1,485	1,726
Postretirement medical obligation	842	831
Deferred service income	705	—
Long-term capital lease	147	176
Other	249	533

	$6,530	$5,344

Pursuant to the terms of the lease amendment signed in October 2009, in consideration for the waiver of certain asset retirement obligations set forth in the original lease of a building in San Jose, California, we paid the landlord $0.6 million and surrendered possession of the premises on March 31, 2010.

(12) Accumulated Other Comprehensive income

The components of comprehensive income, net of tax, are as follows:

	Three Months Ended
(In thousands)	April 2, 2011	April 3, 2010
Net income	$7,867	$1,948
Other comprehensive income
Unrealized gain (loss) on available-for-sale investments before adjustment	35	(59)

Net unrealized gain (loss) on available-for-sale investments	35	(59)
Change in minimum postretirement medical obligation	1	15

Comprehensive income	$7,903	$1,904

Accumulated other comprehensive loss, net of tax, is comprised of the following items:

(In thousands)	April 2, 2011	December 31, 2010
Unrealized loss on:
Available-for-sale investments	$(27)	$(62)
Change in minimum postretirement medical obligation	(55)	(56)

Accumulated other comprehensive loss at end of period	$(82)	$(118)

(13) Employee Benefit Plans

Employee bonus plans

We currently sponsor an executive incentive bonus plan that distributes employee awards based on the achievement of predetermined targets. We recorded a charge of $0.8 million under this bonus plan for the three-month period ended April 2, 2011, as compared to $0.5 million for the corresponding period of 2010.

Employee savings and retirement plans

We sponsor a 401(k) employee salary deferral plan that allows voluntary contributions by all full-time employees of from 1% to 20% of their pretax earnings. We may also make matching contributions to this plan at our discretion. Employees are eligible for the plan if they contribute at least 2% of their compensation. Our contributions, when made, are limited to a maximum of 6% of the employee’s compensation if the company exceeds certain income levels. We contributed $0.2 million to this plan for the three-month period ended April 2, 2011 and had no contributions for the three month period ended April 3, 2010.

We also sponsor an executive non-qualified deferred compensation plan (the “Plan”) that allows qualifying executives to defer current cash compensation. As of April 2, 2011, Plan assets of $1.1 million, representing the cash surrender value of life insurance policies held by us, and liabilities of $1.3 million were included in our Consolidated Balance Sheets under the captions “Other assets” and “Other liabilities.” In conjunction with the Plan, the related expense for each of the three-month period ended April 2, 2011 and April 3, 2010 was immaterial.

Postretirement benefits

We have committed to providing and fully paying for lifetime postretirement medical and dental benefits to our Chief Executive Officer and Chief Financial Officer and their spouses, commencing after retirement. We recorded net periodic benefit costs of $12,600 for the three-month period ended April 2, 2011, as compared to $23,000 for the three-month period ended April 3, 2010. These expenses included interest cost and amortization of prior service cost.

(14) Income Taxes

For the three-month period ended April 2, 2011, we recorded an income tax provision of $0.3 million, as compared to $0.1 million for the corresponding period in 2010. The income tax provision recognized for the three-month period ended April 2, 2011 resulted primarily from federal, foreign and state income taxes.

In accordance with FASB ASC Topic 740, Income Taxes (“ASC 740”), we had unrecognized tax benefits of $4.1 million as of January 1, 2011. We continue to recognize interest and penalties as a component of the income tax provision. If we are able to eventually recognize these uncertain tax positions, $4.1 million of our unrecognized benefit would reduce the effective tax rate. Over the next twelve months, we expect an immaterial decline in liabilities associated with our uncertain tax positions as a result of expiring statutes of limitations.

We currently have a full valuation allowance against our U.S. net deferred tax asset. We continue to monitor the relative weight of positive and negative evidence of future profitability in relevant jurisdictions. As of April 2, 2011, we have experienced historical profitability. However, as of April 2, 2011, we have determined that the following negative evidence outweighs the positive evidence such that it is not more likely than not the Company will generate sufficient taxable income in the relevant jurisdictions to utilize our deferred tax assets and release the associated valuation allowance:

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

As a result of our analysis, we concluded that it is more likely than not that, as of April 2, 2011, our net deferred tax assets will not be realized, with the exception of those in Japan and Taiwan. Therefore, we continue to provide a full valuation allowance against net deferred tax assets outside of Japan and Taiwan. We closely monitor available evidence, and may release some or all of the valuation allowance in future periods.

We are subject to federal and state tax examinations for years 1994 forward and 1997 forward, respectively, by virtue of the tax attributes carrying forward from those years. We are also subject to audits in the foreign jurisdictions in which we operate for years 2004 and forward. There are no material income tax audits currently in progress as of April 2, 2011.

(15) Commitments and Contingencies

Commitments

We lease our facilities and certain equipment under operating leases. Some of our regional office leases begin to expire in 2011. We are currently negotiating leases for two of our regional sales offices. The leases for our headquarters and manufacturing operations contain a five-year renewal option subject to a fair market value pricing adjustment. In addition, certain of our leases require us to restore the facilities back to the original condition at the end of lease terms.

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

In August 2008 and December 2009, we entered into agreements with a leasing company for the sale and leaseback of certain assets for an initial term of four years. The sale price of the items was $6.8 million and $5.4 million for the sale in 2008 and 2009, respectively. There was no gain or loss from these transactions. Under these sale-leaseback arrangements, we have an option to purchase the assets back at the future current fair market value upon the expiration of the lease in 2012 and 2013, respectively. The leases are classified as operating leases in accordance with ASC Topic 840, Leases. In January 2009, we bought back assets with values totaling $1.3 million. We did not buy back any assets during the three-month period ended April 2, 2011. However, in April 2010, subsequent to the first quarter of 2010, we bought back an asset with a value of $1.2 million. As of April 2, 2011, the minimum future lease payments to be made under these agreements were $3.1 million.

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

On April 19, 2011, the Riverside County Superior Court ruled in favor of Ultratech with respect to the malicious prosecution claim, and we expect judgment to be entered in our favor in due course.

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

OVERVIEW

We develop, manufacture and market photolithography and laser thermal processing equipment for manufacturers of integrated circuits and nanotechnology components located throughout North America, Europe, Japan, Singapore, Taiwan and the rest of Asia.

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

Our backlog at the beginning of a period typically does not include all of the sales needed to achieve our sales objectives for that period. In addition, orders in backlog are subject to cancellation, shipment or customer acceptance delays, and deferral or rescheduling by a customer with limited or no penalties. Consequently, our net sales and operating results for a period have been and could continue to be dependent upon our obtaining orders for systems to be shipped and accepted in the same period in which the order is received. Our business and financial results for a particular period could be materially adversely affected if an anticipated order for even one system is not received in time to permit shipment and customer acceptance during that period. Furthermore, a substantial portion of our shipments has historically occurred near the end of each quarter. Delays in installation and customer acceptance due, for example, to our inability to successfully demonstrate the agreed-upon specifications or criteria at the customer’s facility, or to the failure of the customer to permit installation of the system in the agreed upon time, may cause net sales in a particular period to fall significantly below our expectations, which may materially adversely affect our operating results for that period. This risk is especially applicable in connection with the introduction and initial sales of a new product line. Additionally, the failure to receive anticipated orders or delays in shipments due, for example, to rescheduling, delays, deferrals or cancellations by customers, additional customer configuration requirements, or to unexpected manufacturing difficulties or delays in deliveries by suppliers due to their long production lead times or otherwise, have caused and may continue to cause net sales in a particular period to fall significantly below our expectations, materially adversely affecting our operating results for that period. In particular, the long manufacturing and acceptance cycles of our advanced packaging family of wafer steppers and laser thermal processing systems and the long lead time for lenses and other materials, could cause shipments and acceptances of such products to be delayed from one quarter to the next, which could materially adversely affect our financial condition and results of operations for a particular quarter.

Additionally, the need for continued expenditures for research and development, capital equipment, ongoing training and worldwide customer service and support, among other factors, will make it difficult for us to reduce our operating expenses in a particular period if we fail to achieve our net sales goals for the period.

Net Sales

	Three Months Ended
(In thousands, except percentages)	April 2, 2011	April 3, 2010	Amount of Change	Percentage Change
Sales of:
Products	$42,800	$23,968	$18,832	78.6%
Services	4,454	3,535	919	26.0%
Licenses	125	—	125	—

Total net sales	$47,379	$27,503	$19,876	72.3%

Net sales consist of revenues from products (system and spare parts sales), services and licensing of technologies. Product sales increased 78.6% to $42.8 million for the three-month period April 2, 2011, compared to $24.0 million in the corresponding period of 2010. The increase was due to (i) increased systems sales of $15.6 million, (ii) $1.3 million increase of upgrades, and (iii) $1.9 million increase of parts sales.

On a product market application basis, system sales to the semiconductor industry, consisting of sales to the advanced packaging market, the laser thermal processing applications market and the semiconductor market, increased $10.4 million to $31.4 million for the three-month period April 2, 2011, compared to $21.0 million in the corresponding period of 2010. This increase was primarily due to volume increases as compared to the corresponding period of 2010.

There was $5.2 million system sales to the nanotechnology market for the three-month period April 2, 2011 compared to no sales in the corresponding period of 2010. System sales to the nanotechnology market are highly dependent on customer capacity demand in the industries we serve, including HBLED, thin film heads, automotive MEMS, LED/laser diodes, and ink jet print heads, and therefore we expect to experience significant variations in sales to this market from quarter to quarter.

Sales from services for the three-month period April 2, 2011 increased to $4.5 million, as compared with $3.5 million compared to the corresponding period of 2010.

Licensing sales were $0.1 million for the three-month period ended April 2, 2011 as compared to no license revenue for the corresponding period of April 3, 2010. This is primarily due to the timing and frequency of the resale of our tools by our existing customers to third parties. Pursuant to our license arrangements, such transactions are subject to a license fee based on units sold. Future revenues from licensing activities, if any, will be contingent upon existing and future licensing arrangements. We may not be successful in generating licensing revenues in the future and do not anticipate the recognition of significant levels of licensing income during the remainder of 2011.

At April 2, 2011, we had approximately $19.2 million of deferred product and services income compared to $13.6 million at December 31, 2010. The gross amount of deferred revenues at April 2, 2011 was $30.4 million as compared to $20.1 million at December 31, 2010. The gross amount of deferred costs at April 2, 2011 was $11.2 million as compared to $6.5 million at December 31, 2010. Deferred product income is recognized as revenue upon satisfying the contractual obligations for installation and/or customer acceptance. Deferred services income is recognized as revenue ratably over the contract period (for time-based service contracts), or as purchased services are rendered (for contracts based on a purchased quantity of hours).

For the three-month period ended April 2, 2011, international net sales were $22.3 million, or 47.0% of total net sales, as compared to $17.2 million, or 62.4% of total net sales for the corresponding period of 2010. For the three-month period ended April 2, 2011 compared to the corresponding period of 2010, sales to the rest of Asia increased by $2.6 million, sales to Japan increased by $1.0 million, sales to Europe decreased by $2.8 million, sales to Taiwan decreased by $0.9 million. Sales to the Philippines were 13.1% of total revenue at $6.2 million for the three months ended April 2, 2011. We expect sales to international customers will continue to represent a significant portion of our revenues during the remainder of 2011 as companies continue to build their manufacturing plants overseas, especially in Asia.

Our revenue derived from sales in foreign countries is not generally subject to significant exchange rate fluctuations, principally because sales contracts for our systems are generally denominated in U.S. dollars. In Japan, however, orders are sometimes denominated in Japanese yen. This subjects us to the risk of currency fluctuations. We attempt to mitigate this risk by entering into foreign currency forward exchange contracts for the period between when an order is received and when it is recorded as revenue. After recording revenue, we use various mechanisms, such as natural hedges, to offset substantial portions of the gains or losses associated with our Japanese yen denominated receivables due to exchange rate fluctuations. We had approximately ¥161.7 million of Japanese yen denominated receivables at April 2, 2011. International sales expose us to a number of additional risks, including fluctuations in the value of local currencies relative to the U.S. dollar, which impact the relative cost of ownership of our products and, thus, the customer’s willingness to purchase our product. (See Part II, Item 1A, “Risk Factors” herein).

Gross Profit

On a comparative basis, gross margins decreased to 50.0% for the three-month period ended April 2, 2011, as compared to 51.1% for the corresponding period of 2010. This 1.1 percentage point decrease in gross margin was primarily due to a lower margin product mix which was partially offset by volume increase improvements.

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

Operating Expenses

	Three Months Ended
(In thousands, except percentages)	April 2, 2011	April 3, 2010	Amount of Change	Percentage Change
Research, development, and engineering	$5,724	$4,791	$933	19.5%
Selling, general, and administrative	9,819	7,395	2,424	32.8%

Total operating expenses	$15,543	$12,186	$3,357	27.5%

Research, development and engineering expenses for the three-month period April 2, 2011 were $5.7 million, as compared to $4.8 million for the corresponding period in 2010. This increase was primarily attributable to (i) increased contracted services of $0.4 million, and (ii) higher labor costs of $0.2 million, (iii) increased service charges of $0.2 million and (iv) $0.1 million of additional travel related expenses as compared to the corresponding period of 2010. As a percentage of net sales, research, development and engineering expenses for the three-month period April 2, 2011 decreased to 12.1% from 17.4% for the corresponding period of 2010. The increase in sales was the primary reason for the percentage decrease.

Selling, general, and administrative expenses for the three-month period April 2, 2011 were $9.8 million as compared to $7.4 million for the corresponding period of 2010. This increase was primarily attributable to higher compensation costs of $1.0 million, higher legal costs of $0.5 million, higher travel related expense of $0.4 million, higher outside professional services of $0.3 million, and higher bonus plan expense of $0.2 million. Administrative expenses, as a percent of net sales for the three-month period April 2, 2011 decreased slightly to 20.7% from 26.9%, from the corresponding period of 2010. The decrease in percentage was caused by the increased sales over the corresponding period of 2010.

Interest and Other Income (Expense), Net

Interest and other income (expense), net, which consists primarily of interest income and gain (loss) from foreign currency exchange, was immaterial for the three months ended April 2, 2011, as compared to a net income of $0.2 million for the corresponding period of 2010. This decrease was primarily attributable to a decline in interest income earned by our cash and investment positions of $0.1 million. The cost of securities sold was determined based on the specific identification method. As of April 2, 2010, the weighted-average maturity of our investment portfolio was less than a year. Changes in interest rates have had, and will continue to have, an impact on our interest income.

Provision for Income Taxes

For the three-month period ended April 2, 2011, we recorded an income tax provision of $0.3 million, as compared to $0.1 million for the corresponding period in 2010. The income tax provision recognized for the three-month period ended April 2, 2011 resulted primarily from federal, foreign and state income taxes. Income tax estimates can be affected by whether and within which jurisdictions future earnings will occur and how and when cash is repatriated to the United States, as well as other aspects of an overall income tax strategy. Additionally, taxing jurisdictions could retroactively disagree with our tax treatment of certain items, and some historical transactions have income tax effects going forward. Accounting rules require these future effects to be evaluated using current laws, rules and regulations, each of which can change at any time and in an unpredictable manner. We believe we have adequately provided for any reasonably foreseeable outcome related to these matters, and we do not anticipate any material earnings impact from their ultimate resolution.

Each quarter we assess the likelihood that we will be able to recover our deferred tax assets. We consider available evidence, both positive and negative, including historical levels of income, expectations and risks associated with estimates of future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance. As a result of our analysis, we concluded that it is more likely than not that, as of April 2, 2011, our net deferred tax assets will not be realized, with the exception of those in Japan and Taiwan. Therefore, we continue to provide a full valuation allowance against net deferred tax assets outside of Japan and Taiwan.

It is possible that sometime in the next 12 months the positive evidence will be sufficient to release a material amount of our valuation allowance; however there is no assurance that this will occur.

We are subject to federal and state tax examination for years 1994 forward and 1997 forward, respectively, by virtue of the tax attributes carrying forward from those years. We are also subject to audits in the foreign jurisdictions in which we operate for years 2004 and forward. There are no material income tax audits currently in progress as of April 2, 2011.

Outlook

The anticipated timing of orders, shipments and customer acceptances usually requires that we fill a number of production slots in any given quarter in order to meet our sales targets. If we are unsuccessful in our efforts to secure those production orders, or if existing production orders are delayed or cancelled, our results of operations will be materially adversely impacted. Accordingly, we may not be able to achieve or maintain our current or prior level of sales. We presently expect net sales for the second quarter of 2011 will increase approximately 5% to 10% from the net sales reported in the first quarter of 2011. For the full fiscal year of 2011, we believe that total net sales may be in the range of $200 million to $220 million for fiscal 2011. We anticipate our cash flow to be positive for each of the remaining quarters of 2011.

Because our net sales are subject to a number of risks, including risks associated with the market acceptance of our new laser thermal processing product line, delays in customer acceptance, intense competition in the capital equipment industry, uncertainty relating to the timing and market acceptance of our products, and the condition of the macro-economy and the semiconductor industry and the other risks described in this report and in our Annual Report on Form 10-K for the year ended December 31, 2010, we may not exceed or even maintain our current or prior level of net sales for any period in the future. Additionally, we believe that the market acceptance and volume production of our advanced packaging systems, laser thermal processing systems and our 1000 Platform steppers are of critical importance to our future financial results. At April 2, 2011, these critical systems represented approximately 85.3% of our backlog. To the extent that these products do not achieve or maintain significant sales due to difficulties involving manufacturing or engineering, the inability to reduce the current long manufacturing cycles for these products, competition, excess capacity in the semiconductor or nanotechnology device industries, or for any other reason, our business, financial condition and results of operations would be materially adversely affected.

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operating activities was $5.7 million for the three months ended April 2, 2011, as compared to $7.8 million for the corresponding period in 2010. Net cash provided by operating activities during the three months ended April 2, 2011 was primarily attributable to (i) a $10.3 million net cash provided by operations after adjustments from non-cash charges to the income statement and (ii) a $4.6 million net cash used from changes in working capital.

Reductions of working capital were from (i) fewer cash collections of accounts receivable for $7.4 million, (ii) net inventory purchases of $2.0 million, (iii) decreases in accounts payable of $0.6 million, (iv) increases of prepaid expense and other assets of $0.1 million each, offset by (v) higher deferred income of $5.6 million.

We believe that because of the relatively long manufacturing cycle of certain of our systems, particularly newer products, our inventories will continue to represent a significant portion of working capital. Currently, we are devoting significant resources to the commercialization of our laser thermal processing systems and to the development of our next generation 1X lithography technologies. We currently intend to continue to incur significant operating expenses in the areas of research, development and engineering, manufacturing, and selling, general and administrative costs in order to further develop, produce and support these new products. Additionally, gross profit margins, inventory and capital equipment levels may be adversely impacted in the future by costs associated with the production of our laser thermal processing systems and by future generations of our 1X wafer steppers. These costs include, but are not limited to, additional manufacturing overhead, costs of demonstration systems and facilities and the establishment of additional after-sales support organizations. Moreover, there can be no assurance that operating expenses will not increase, relative to sales, as a result of adding technical, marketing and administrative personnel, among other costs, to support our new products. If we are unable to achieve significantly increased net sales or if our sales fall below expectations, our cash flow and operating results will be materially adversely affected until, among other factors, costs and expenses can be reduced. Our failure to achieve our sales targets for these new products could result in inventory write-offs and asset impairment charges, either of which could materially adversely impact our results of operations.

During the three months ended April 2, 2011, net cash used in investing activities was $13.7 million, attributable to net purchase of short-term investments of $13.0 million and capital expenditures of $0.7 million.

Net cash provided by financing activities was less than $0.1 million during the three months ended April 2, 2011, attributable to proceeds from the issuance of common stock of $4.2 million, offset by repayment of notes payable of $3.0 million, and $1.2 tax payments related to the release of restricted stock units.

At April 2, 2011, we had working capital of $231.0 million. Our principal sources of liquidity at April 2, 2011 consisted of $186.5 million in cash, cash equivalents and short-term investments, net of outstanding borrowings under our line of credit. We have a line of credit agreement with a brokerage firm. Under the terms of this agreement, we may borrow funds at a cost equal to the current Federal funds open rate plus 125 basis points (approximately 1.4% as of April 2, 2011). Certain of our cash, cash equivalents and marketable securities secure borrowings outstanding under this facility, but we are not restricted in the use of those assets. Funds are advanced to us under this facility in accordance with pre-determined advance rates based on the cash and securities held by us in this brokerage account. This agreement has no set expiration date and there are no loan covenants other than a collateral requirement. As of April 2, 2011, $3.0 million was outstanding under this facility as compared to $6.0 million for the corresponding period of 2010, with a related collateral requirement of approximately $4.0 million and $8.0 million, respectively of our cash, cash equivalents and short-term investments.

The continuing development and manufacture of new lithography and laser-based systems and system enhancements is highly capital-intensive. In order to be competitive, we believe we must continue to make significant expenditures for capital equipment; sales, service, training and support capabilities; systems, procedures and controls; and expansion of operations and research and development, among many other items. We expect that cash generated from operations and our cash, cash equivalents and short-term investments will be sufficient to meet our cash requirements for at least the next twelve months. However, in the near-term, we may continue to utilize existing and future lines of credit, and other sources of financing, in order to maintain our present levels of cash, cash equivalents and investments. Beyond the next twelve months, we may require additional equity or debt financing to address our working capital or capital equipment needs. In addition, we may seek to raise equity or debt capital at any time that we deem market conditions to be favorable. Additional financing, if needed, may not be available on reasonable terms, or at all.

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

Critical Accounting Policies

The discussion and analysis of our financial condition and results of operations is based upon our unaudited condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. On an on-going basis, we evaluate our critical accounting policies and estimates. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. Our critical accounting policies and estimates are discussed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2010.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Reference is made to Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report on Form 10-K for the year ended December 31, 2010 and to the subheading “Derivative Instruments and Hedging” under the heading “Notes to Consolidated Financial Statements” in Item 8, “Financial Statements and Supplementary Data” of our Annual Report on Form 10-K for the year ended December 31, 2010.

Interest Rate Risk

Our exposure to market risk due to potential changes in interest rates relates primarily to our investment portfolio, which consisted primarily of fixed interest rate instruments as of April 2, 2011. We maintain an investment policy designed to ensure the safety and preservation of our invested funds by limiting market risk and the risk of default.

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

As of April 2, 2011, we did not have any investments in mortgage backed or auction rate securities or any security investments in the financial service sector. However, we intend to closely monitor developments in the credit markets and make appropriate changes to our investment policy as we deem necessary or advisable. Based on our ability to liquidate our investment portfolio and our expected operating cash flows, we do not anticipate any liquidity constraints as a result of the current credit environment.

Foreign Currency Risk Management

The majority of our revenue, expenses and capital purchasing activities are transacted in U.S. dollars. However, we do enter into these transactions in other currencies, primarily Japanese yen. To protect against reductions in value and the volatility of future cash flows caused by changes in currency exchange rates, we have established cash flow and balance sheet hedging programs.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the three-month period April 2, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On April 19, 2011, the Riverside County Superior Court ruled in favor of Ultratech with respect to the malicious prosecution claim, and we expect judgment to be entered in our favor in due course.

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

Our business depends in significant part upon capital expenditures by manufacturers of semiconductors, advanced packaging semiconductors and nanotechnology components which in turn depend upon the current and anticipated market demand for such devices and products utilizing such devices. The semiconductor industry historically has been highly cyclical and has experienced recurring periods of oversupply. This has, from time to time, resulted in significantly reduced demand for capital equipment including the systems manufactured and marketed by us. We believe that markets for new generations of semiconductors and semiconductor packaging will also be subject to similar fluctuations. Our business and operating results would be materially adversely affected by downturns or slowdowns in the semiconductor packaging market or by loss of market share. Accordingly, we may not be able to achieve or maintain our current or prior level of sales. We attempt to mitigate the risk of cyclicality by participating in multiple markets including semiconductor, semiconductor packaging, and nanotechnology sectors. Diversifying into new markets such as laser-based annealing for implant activation, lithography steppers for 3-D packaging and HBLED can somewhat help this cyclicality. Despite such efforts, when one or more of such markets experiences a downturn or a situation of excess capacity, our net sales and operating results are materially adversely affected.

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

Our revenues and operating results may fluctuate significantly from quarter to quarter due to a number of factors, not all of which are in our control. We manage our expense levels based in part on our expectations of future revenues, and a certain amount of those expenses are relatively fixed. As a result, a change in the timing of recognition of revenue or a change in margins can have a significant impact on our operating results in any particular quarter. Factors that may cause our results of operations to fluctuate include, but are not limited to:

•	market conditions in the electronics and semiconductor industries;

•	failure of suppliers to perform in a manner consistent with our expectations;

•	manufacturing difficulties or delays;

•	customer cancellations or delays in shipments, installations and/or customer acceptances;

•	competitive factors, including the introduction of new products by our competitors or any failure of our products to gain or maintain market acceptance; and

•	changes in selling prices and product mix.

The continuing global financial economic crisis or the effects of natural disasters, could result in the cancellation, deferral or rescheduling of orders by our customers as well as changes in projection of new business.

Orders in backlog are subject to cancellation, deferral or rescheduling by a customer with limited or no penalties. Sales of our systems depend, in significant part, upon the decision of a prospective customer to increase manufacturing capacity or to restructure current manufacturing facilities, either of which typically involves a significant commitment of capital. Further, the purchase of our products involves a significant commitment of capital on the part of our customers. If the markets for our customers’ products experience a period of declining demand or if our customers’ ability to raise capital is limited, they may choose to cancel, delay or reschedule purchases of our products. The current global financial economic crisis or the effects of natural disasters, and the uncertainty created thereby could result in such a decline in demand or limited ability to raise capital, or could otherwise affect our customers’ markets, financial condition or willingness to incur expenses. As a result, we could experience the cancellation, delay or rescheduling of orders in our current backlog or of orders we currently expect to receive. Any such decision by our customers or potential customers would adversely affect our net sales and results of operations.

We currently spend, and expect to continue to spend, significant resources to develop, introduce and commercialize our laser thermal processing systems, AP, Nanotechnology, and HBLED lithography stepper products, and future generations of these enhancements to these products. We may not be successful in the timely introduction of these products which may cause sales of these products to decrease or not increase as expected.

Currently, we are devoting significant resources to the development, introduction and commercialization of our laser thermal processing systems, AP, Nanotechnology, and HBLED lithography stepper products, and future generations of and enhancements to those products. We intend to continue to develop these products and technologies, and will continue to incur significant operating expenses in the areas of research, development and engineering, manufacturing and general and administrative costs in order to develop, produce and support these new products. Additionally, gross profit margins and inventory levels may be further adversely impacted in the future by costs associated with the initial production of new products. Introduction of new products generally involves higher installation costs and product performance uncertainties that could delay customer acceptance of our systems, resulting in a delay in recognizing revenue associated with those systems and a reduction in gross margins. These costs include, but are not limited to, additional manufacturing overhead, additional inventory write-downs, costs of demonstration systems and facilities and costs associated with the establishment of additional after-sales support organizations. Additionally, operating expenses may increase, relative to sales, as a result of adding additional marketing and administrative personnel, among other costs, to support our new products. If we are unable to achieve significantly increased net sales or if our sales fall below expectations, our operating results could be materially adversely affected.

Our ability to commercialize our laser thermal processing technologies depends on our ability to demonstrate a manufacturing-worthy tool. We do not presently have in-house capability to fabricate devices. As a result, we must rely on partnering with semiconductor companies to develop the anneal process. The development of new process technologies is largely dependent upon our ability to interest potential customers in working on joint process development. Our ability to deliver timely solutions is also limited by wafer turnaround at the potential customer’s fabrication facility.

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

With respect to our laser annealing technologies, marketed under the LSA100A and LSA101 product names our primary competition comes from companies such as Dainippon Screen Manufacturing Co., Ltd., Applied Materials, Inc. and Mattson Technology, Inc. Many of these companies offer products utilizing rapid thermal processing (“RTP”) which is the current prevailing manufacturing technology. RTP does not prevent semiconductor device manufacturers from scaling the lateral dimensions of their transistors to obtain improved performance, but diffusion resulting from the time scales associated with RTP limits the vertical dimension of the junctions. Faster annealing times result in shallower and more abrupt junctions and faster transistors. We believe that RTP manufacturers recognize the need to reduce thermal cycle times and are working toward this goal. In July 2000, we licensed certain rights to our then existing laser thermal processing technology, with reservations, to a competing manufacturer of semiconductor equipment. We presently anticipate that this company and others intend to offer laser annealing tools to the semiconductor industry that will compete with our offerings.

Another potential advanced annealing solution utilizes flash lamp annealing technology, or FLA. Several companies have published papers on annealing tools that incorporate flash lamp technology in order to reduce annealing times and increase annealing temperatures. Developers of FLA technology claim to have overcome annealing difficulties at the advanced nodes. This technique, which employs xenon flash lamps, has shown improvements over RTP in junction depth and sheet resistance, but we believe FLA suffers from pattern-related non-uniformities and could require additional, costly processes to equalize the reflectivity of different areas within the chip or wafer. Our proprietary laser thermal processing solution has been specifically developed to provide junction annealing on near-instantaneous time-scales, while achieving high activation levels. Laser thermal processing, our first implementation of laser thermal processing, activates dopants in the microsecond-to-millisecond time frame without melting. Our research indicates that, at temperatures just below the melting point of silicon, time durations in the microsecond to millisecond range, are required to achieve full activation, and minimal dopant diffusion.

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

Historically, we have sold a substantial portion of our systems to a limited number of customers. In the three-month period ended April 2, 2011, our top five customers accounted for 93.4% of our system sales compared to 98.8% in the corresponding period of 2010. We expect that sales to a relatively few customers will continue to account for a high percentage of our net sales in the foreseeable future and believe that our financial results depend in significant part upon the success of these major customers and our ability to meet their future capital equipment needs. Although the composition of the group comprising our largest customers may vary from period to period, the loss of a significant customer or any reduction in orders by a significant customer, including reductions due to market, economic or competitive conditions in the semiconductor, semiconductor packaging or nanotechnology industries or in the industries that manufacture products utilizing integrated circuits, thin film heads or other nanotechnology components, would likely have a material adverse effect on our business, financial condition and results of operations. Our ability to maintain or increase our sales in the future depends, in part, on our ability to obtain orders from new customers as well as the financial condition and success of our existing customers, the semiconductor and nanotechnology industries and the economy in general.

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

On a market application basis, sales to the semiconductor industry, primarily for advanced packaging applications and laser thermal processing applications, accounted for 86% of our system revenue for the three months ended April 2, 2011 and the corresponding period in 2010. We had $5.2 million of sales to nanotechnology manufacturers, including micro systems, thin film head and optical device manufacturers, for the three months ended April 2, 2011 as compared to no sales for the corresponding period of 2010. Systems revenue for HBLED accounted for 14% of systems revenue for the three months ended April 2, 2011, as compared to no revenue for the corresponding period in 2010. Our future operating results and financial condition would be materially adversely impacted by a downturn in any of these industries, or by loss of market share in any of these industries. A growing portion of our backlog of system orders is comprised of laser thermal processing tools. As our laser thermal processing tools are used for the continuation of reduced device geometries and customers seldom provide us with their future technical requirements, these tools may not meet all customers’ requirements upon initial delivery and installation at the customer’s facility. As a result, acceptance of the tool by the customer could be delayed while we perform testing and attempt to meet their requirements, or the order could be cancelled if we are unable to meet those requirements. Should significant demand not materialize, due to technical, production, market, or other factors, our business, financial position and results of operations would be materially adversely impacted.

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

Although we attempt to protect our intellectual property rights through patents, copyrights, trade secrets and other measures, we believe that our success will depend more upon the innovation, technological expertise and marketing abilities of our employees. Nevertheless, we have a policy of seeking patents when appropriate on inventions resulting from our ongoing research and development and manufacturing activities. We own 163 U.S. and foreign patents, which expire on dates ranging from July 2011 to July 2028 and have 58 U.S. and foreign patent applications pending. In addition, we have various registered trademarks and copyright registrations covering mainly applications used in the operation of our systems. We also rely upon trade secret protection for our confidential and proprietary information. We may not be able to protect our technology adequately and competitors may be able to develop similar technology independently. Our pending patent applications may not be issued or U.S. or foreign intellectual property laws may not protect our intellectual property rights. In addition, litigation may be necessary to enforce our patents, copyrights or other intellectual property rights, to protect our trade secrets, to determine the validity and scope of the proprietary rights of others or to defend against claims of infringement. Such litigation has resulted in, and in the future could result in, substantial costs and diversion of resources and could have a material adverse effect on our business, financial condition and results of operations, regardless of the outcome of the litigation. Patents issued to us may be challenged, invalidated or circumvented and the rights granted thereunder may not provide competitive advantages to us. Furthermore, others may independently develop similar technology or products, or, if patents are issued to us, design around the patents issued to us. Invalidation of our patents related to those technologies, or the expiration of patents covering our key technologies, could allow our competitors to more effectively compete against us, which could result in less revenue for us.

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

On April 19, 2011, the Riverside County Superior Court ruled in favor of Ultratech with respect to the malicious prosecution claim, and we expect judgment to be entered in our favor in due course. We believe that the outcome of these matters will not be material to our business, financial condition or results of operations.

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

International sales accounted for approximately 47.0% of total net sales for the three-month period ended April 2, 2011, compared to 62.4% in the corresponding period of 2010. We anticipate that international sales will continue to account for a significant portion of total net sales. As a result, a significant portion of our net sales will continue to be subject to certain risks, including unexpected changes in regulatory requirements; difficulty in satisfying existing regulatory requirements; exchange rate fluctuations; tariffs and other barriers; political and economic instability; difficulties in accounts receivable collections; reduced protection of intellectual property; natural disasters; difficulties in staffing and managing foreign subsidiary and branch operations; and potentially adverse tax consequences.

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

We continue to expand our manufacturing and service operations in Singapore and customer support operations in other parts of the world, which will continue to increase exposure to risks inherent in doing business outside the United States, any of which risks could harm our business, financial condition and operating results.

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

Our cash equivalent and short-term investment portfolio as of April 2, 2011 consisted of securities and obligations of U.S. government agencies, money market funds, commercial paper and corporate debt securities. We follow an established investment policy and set of guidelines to monitor, manage and limit our exposure to interest rate and credit risk. The policy sets forth credit quality standards and limits our exposure to any one issuer, as well as our maximum exposure to various asset classes.

As a result of current financial market conditions, investments in some financial instruments, such as structured investment vehicles, sub-prime mortgage-backed securities and collateralized debt obligations, may lose some or all of their value due to liquidity and credit concerns. As of April 2, 2011, we had no holdings in these categories of investments and no impairment charge associated with our short-term investment portfolio. Although we believe our current investment portfolio has little risk of impairment, we cannot predict future market conditions or market liquidity and our investment portfolio could become impaired.

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

Our results of operations and business could be adversely affected by natural disasters, public health issues, political instability, wars, and other military action, as well as terrorist attacks and threats and government responses thereto, especially if any such actions were directed at us or our facilities or customers.

Natural disasters such as what occurred in Japan may cause disruption in the semiconductor industry and its markets resulting in order cancellations or requests to delay order deliveries of our products. Public health issues, political instability (for example, recent unrest in the Middle East), terrorist attacks in the United States and elsewhere, government responses thereto, and military actions in Iraq, Afghanistan and elsewhere, may disrupt our operations or those of our customers and suppliers and may affect the availability of materials needed to manufacture our products or the means to transport those materials to manufacturing facilities and finished products to customers. Significant public health issues could cause damage or disruption to international commerce by creating economic and political uncertainties that may have a significant negative impact on the global economy, us and our customers or suppliers. Should such incidents increase or other public health issues arise, we could be negatively impacted by the need for more stringent employee travel restrictions, additional limitations in the availability of freight services, governmental actions limiting the movement of products between various regions and disruptions in the operations of our customers or suppliers. Similarly, political instability could affect the ability of our suppliers to provide the materials needed in our operations or the cost of acquiring such materials. Any public health issues, political instability, any terrorist attacks, or the ongoing war on terrorism or other wars could increase volatility in the United States and world financial markets which may depress the price of our Common Stock and may limit the capital resources available to us or our customers or suppliers, which could result in decreased orders from customers, less favorable financing terms from suppliers, and scarcity or increased costs of materials and components of our products. Additionally, if any of these events were to directly affect or be specifically directed at us, or occur in a country where we or our suppliers or our customers operate, our ability to conduct our business could be significantly disrupted. Any of these occurrences could have a significant impact on our operating results, revenues and costs and may result in increased volatility of the market price of our Common Stock.

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

Accounting policies affecting many other aspects of our business, including rules relating to revenue recognition, off-balance sheet transactions, employee stock options and other equity awards, restructurings, asset disposals and asset retirement obligations, derivative and other financial instruments are regularly under review and subject to revision.. Changes to those rules or the questioning of how we interpret or implement those rules may have a material adverse effect on our reported financial results or on the way we conduct business. In addition, our preparation of financial statements in accordance with U.S. GAAP requires that we make estimates and assumptions that affect the recorded amounts of assets and liabilities, disclosure of those assets and liabilities at the date of the financial statements and the recorded amounts of expenses during the reporting period. A change in the facts and circumstances surrounding those estimates could result in a change to our estimates and could impact our future operating results.

Our equity incentive plans, certain provisions of our Certificate of Incorporation and Bylaws, and certain aspects of Delaware law may discourage third parties from pursuing a change of control transaction with us.

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

As of April 2, 2011, we had outstanding options to purchase and outstanding restricted stock units totaling 4.0 million shares of our Common Stock. Among other determinants, the market price of our stock has a major bearing on the number of shares subject to outstanding stock options and restricted stock units that are included in the weighted-average shares used in determining our net income per share. During periods of extreme volatility, the impact of higher stock prices can have a materially dilutive effect on our net income per share. Additionally, shares subject to outstanding options and restricted stock units are excluded from the calculation of net income per share when we have a net loss or when the exercise price and the average unrecognized compensation cost of the stock option or restricted stock unit is greater than the average market price of our Common Stock, as the impact of the stock options or restricted stock units would be anti-dilutive.

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

We currently perform a majority of our manufacturing activities in cleanroom environments in San Jose, California, an area known for seismic activity. Performing manufacturing operations in California exposes us to a higher risk of natural disasters, including earthquakes. In addition, in the past California has experienced power shortages, which have interrupted our operations. Such shortages could occur in the future. Further, our suppliers and/or customers may operate in areas subject to natural disasters, the occurrence of which could affect their ability to continue to do business with us as expected or at all. An earthquake, other natural disaster, power shortage or other similar events could interrupt or otherwise limit our operations or those of our suppliers or customers resulting in product shipment delays, supply problems, cancellations or deferrals of product orders, increased costs and other problems, any of which could have a material adverse effect on our business, customer relationships and results of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Reserved

Item 5. Other Information

None.

Item 6. Exhibits

3.1(a)	Amended and Restated Certificate of Incorporation of the Registrant, filed October 6, 1993.

3.1.1(a)	Certificate of Amendment of the Amended and Restated Certificate of Incorporation of the Company, filed May 17, 1995.

3.1.2(a)	Certificate of Amendment of the Amended and Restated Certificate of Incorporation of the Company, filed June 17, 1998.

3.1.3(a)	Certificate of Amendment of the Amended and Restated Certificate of Incorporation of the Company, filed June 20, 2003.

3.1.4(b)	Certificate of Amendment of the Amended and Restated Certificate of Incorporation of the Company, filed August 31, 2009.

3.2(c)	Amended and Restated Bylaws of the Registrant, as amended.

10.1(d)	Ultratech, Inc. Long-Term Incentive Compensation Plan as Amended and Restated January 24, 2011.

10.2(d)	Amendment No. 2 to Ultratech, Inc. Non-Qualified Supplemental Deferred Compensation Plan, as amended and restated and subsequently amended effective as of January 1, 2005.

31.1	Certification of Chief Executive Officer required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(a)	Previously filed with our Quarterly Report on Form 10-Q for the three-month period June 28, 2003 (Commission File No. 0-22248) and incorporated herein by reference.
(b)	Previously filed with our Quarterly Report on Form 10-Q for the three-month period October 3, 2009 (Commission File No. 0-22248) and incorporated herein by reference.
(c)	Previously filed with our Current Report on Form 8-K filed on October 20, 2008 (Commission File No. 0-22248) and incorporated herein by reference.
(d)	Previously filed with our Current Report on Form 8-K filed on January 28, 2011 (Commission File No. 0-22248) and incorporated herein by reference.
*	Exhibit 32.1 is being furnished and shall not be deemed to be filed for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, nor shall such exhibit be deemed to be incorporated by reference in any registration statement or other document filed under the Securities Act, or the Exchange Act, except as otherwise stated in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ULTRATECH, INC. (Registrant)

Date: April 29, 2011	By:	/s/ BRUCE WRIGHT
Bruce Wright
Senior Vice President, Finance and Chief Financial Officer (Duly Authorized Officer and Principal Financial and Accounting Officer)

EXHIBIT INDEX

3.1(a)	Amended and Restated Certificate of Incorporation of the Registrant, filed October 6, 1993.

3.1.1(a)	Certificate of Amendment of the Amended and Restated Certificate of Incorporation of the Company, filed May 17, 1995.

3.1.2(a)	Certificate of Amendment of the Amended and Restated Certificate of Incorporation of the Company, filed June 17, 1998.

3.1.3(a)	Certificate of Amendment of the Amended and Restated Certificate of Incorporation of the Company, filed June 20, 2003.

3.1.4(b)	Certificate of Amendment of the Amended and Restated Certificate of Incorporation of the Company, filed August 31, 2009.

3.2(c)	Amended and Restated Bylaws of the Registrant, as amended.

10.1(d)	Ultratech, Inc. Long-Term Incentive Compensation Plan as Amended and Restated January 24, 2011.

10.2(d)	Amendment No. 2 to Ultratech, Inc. Non-Qualified Supplemental Deferred Compensation Plan, as amended and restated and subsequently amended effective as of January 1, 2005.

31.1	Certification of Chief Executive Officer required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(a)	Previously filed with our Quarterly Report on Form 10-Q for the three-month period June 28, 2003 (Commission File No. 0-22248) and incorporated herein by reference.
(b)	Previously filed with our Quarterly Report on Form 10-Q for the three-month period October 3, 2009 (Commission File No. 0-22248) and incorporated herein by reference.
(c)	Previously filed with our Current Report on Form 8-K on October 20, 2008 (Commission File No. 0-22248) and incorporated herein by reference.
(d)	Previously filed with our Current Report on Form 8-K filed on January 28, 2011 (Commission File No. 0-22248) and incorporated herein by reference.
*	Exhibit 32.1 is being furnished and shall not be deemed to be filed for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, nor shall such exhibit be deemed to be incorporated by reference in any registration statement or other document filed under the Securities Act, or the Exchange Act, except as otherwise stated in such filing.