Form 10-Q
period 2011-07-02
ULTRATECH INC
filed 2011-08-03
CIK 909791

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 2, 2011

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding as of July 29, 2011
common stock, $0.01 par value	25,663,331

ULTRATECH, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

ULTRATECH, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)	July 2, 2011	December 31, 2010*
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$72,468	$63,626
Short-term investments	146,328	120,664
Accounts receivable, net	32,774	32,825
Inventories	41,114	37,088
Prepaid expenses and other current assets	8,289	7,777

Total current assets	300,973	261,980

Equipment and leasehold improvements, net	14,729	14,835
Other assets	4,026	4,479

Total assets	$319,728	$281,294

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Notes payable	$3,000	$6,000
Accounts payable	11,586	13,154
Deferred product and services income	18,144	13,641
Other current liabilities	16,214	12,028

Total current liabilities	48,944	44,823

Other liabilities	7,314	5,344

Stockholders’ equity	263,470	231,127

Total liabilities and stockholders’ equity	$319,728	$281,294

*	The Balance Sheet as of December 31, 2010 has been derived from the audited financial statements at that date.

See accompanying notes to unaudited condensed consolidated financial statements

ULTRATECH, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended		Six Months Ended
(In thousands, except per share amounts)	July 2, 2011	July 3, 2010	July 2, 2011	July 3, 2010
Net sales:
Products	$48,653	$27,637	$91,453	$51,605
Services	4,971	3,789	9,425	7,324
Licenses	325	125	450	125

Total net sales	53,949	31,551	101,328	59,054

Cost of sales:
Cost of products sold	22,019	11,968	42,078	22,734
Cost of services	4,446	2,929	8,057	5,613

Total cost of sales	26,465	14,897	50,135	28,347

Gross profit	27,484	16,654	51,193	30,707

Operating expenses:
Research, development, and engineering	5,759	4,839	11,483	9,630
Selling, general, and administrative	10,998	8,062	20,817	15,457

Operating income	10,727	3,753	18,893	5,620

Interest expense	(5)	(5)	(11)	5
Interest and other income, net	106	22	113	196

Income before income tax	10,828	3,770	18,995	5,821
Provision for income taxes	1,100	153	1,400	256

Net income	$9,728	$3,617	$17,595	$5,565

Net income per share - basic	$0.38	$0.15	$0.69	$0.23
Number of shares used in per share computations - basic	25,731	24,155	25,488	24,100
Net income per share - diluted	$0.36	$0.15	$0.66	$0.23
Number of shares used in per share computations - diluted	26,888	24,587	26,561	24,450

See accompanying notes to unaudited condensed consolidated financial statements

ULTRATECH, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended
(In thousands)	July 2, 2011	July 3, 2010
Cash flows from operating activities:
Net income	$17,595	$5,565
Adjustments to reconcile net income to net cash provided (used) by operating activities:
Depreciation	1,839	1,498
Amortization	267	300
Accretion of asset retirement obligations	54	60
(Gain) loss on disposal of equipment	(4)	11
Stock-based compensation	3,532	1,852
Deferred income taxes	(13)	24
Changes in operating assets and liabilities:
Accounts receivable	51	2,363
Inventories	(4,026)	(3,953)
Prepaid expenses and other current assets	(514)	(1,751)
Other assets	311	(595)
Accounts payable	(1,568)	2,814
Deferred product and services income	4,503	1,804
Other current liabilities	4,186	4,127
Other liabilities	1,928	(1,668)

Net cash provided by operating activities	28,141	12,451

Cash flows from investing activities:
Capital expenditures	(1,768)	(2,500)
Purchase of investments in securities	(102,869)	(66,952)
Proceeds from maturities of investments	77,191	62,871

Net cash used in investing activities	(27,446)	(6,581)

Cash flows from financing activities:
Proceeds from notes payable	6,000	12,000
Repayment of notes payable	(9,000)	(12,000)
Proceeds from issuance of common stock for stock option exercises	12,416	2,617
Tax payment for issuance of common stock from release of restricted stock units	(1,269)	(46)

Net cash provided by financing activities	8,147	2,571

Net increase in cash and cash equivalents	8,842	8,441

Cash and cash equivalents at beginning of period	63,626	58,617

Cash and cash equivalents at end of period	$72,468	$67,058

See accompanying notes to unaudited condensed consolidated financial statements

Ultratech, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

July 2, 2011

(1) Description of Business

Ultratech, Inc. (referred to herein as “Ultratech,” the “Company”, “we”, “our” or “us”) develops, manufactures and markets photolithography and laser thermal processing equipment designed to reduce the cost of ownership for manufacturers of integrated circuits and nanotechnology components located throughout North America, Europe, Japan, Taiwan, Korea, and the rest of Asia.

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

Our interim financial statements have been prepared in accordance with generally accepted accounting principles in the United States (U.S. GAAP) for interim financial information and the rules and regulations of the Securities and Exchange Commission (SEC) for interim financial statements and accounting policies, consistent, in all material respects with those applied in preparing our audited consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2010, filed with the SEC on March 1, 2011 (2010 Form 10-K) and include all adjustments, consisting of only normal recurring adjustments considered necessary for fair presentation.

Certain immaterial amounts of service and product costs for prior periods have been reclassified between product cost of sales and service cost of sales in the Condensed Consolidated Statements of Operations to be consistent with current presentation.

Our fiscal periods end on the Saturday closest to month-end, except that our fiscal year ends on December 31. All references to the quarter refer to our fiscal quarter. Our fiscal quarters covered by this report ended on July 2, 2011 and July 3, 2010.

Operating results for the three and six months ended July 2, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011 or any future periods.

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

In June 2011, the FASB issued ASU No. 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income to increase the prominence of items reported in other comprehensive income. Specifically, the new guidance allows an entity to present components of net income or other comprehensive income in one continuous statement, referred to as the statement of comprehensive income, or in two separate, but consecutive statements. The new guidance eliminates the current option to report other comprehensive income and its components in the consolidated statement of shareholder’s equity. While the new guidance changes the presentation of comprehensive income, there are no changes to the components that are recognized in net income or other comprehensive income under current accounting guidance. This new guidance is effective for fiscal years and interim periods beginning after December 15, 2011. We do not believe the adoption of the new guidance will have an impact on our consolidated financial position, results of operations or cash flows.

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

Other Assets

Included in other assets for the three month period ended July 2, 2011 is restricted cash in the amount of $0.2 million. The restricted cash is in the form of an interest bearing account. Our obligation will be released upon the completion of our warranty obligation for a certain customer.

(3) Stock-Based Compensation

Stock-based compensation expense recognized under ASC Topic 718, Compensation – Stock Compensation (“ASC 718”), for employees and directors and the effect on our Condensed Consolidated Statements of Operations were as follows:

	Three Months Ended		Six Months Ended
(In thousands)	July 2, 2011	July 3, 2010	July 2, 2011	July 3, 2010
Cost of sales	$80	$68	$201	$130
Research, development, and engineering	353	194	616	340
Selling, general and administrative expenses	1,623	770	2,715	1,382

Total stock-based compensation expense	$2,056	$1,032	$3,532	$1,852

Compensation cost capitalized as part of inventory was $0.1 million during the three and six month periods ended July 2, 2011. The amounts capitalized for the three and six month periods ended July 3, 2010 were immaterial.

As required by ASC 718, we estimate expected forfeitures and recognize compensation costs only for those equity awards expected to vest. As of July 2, 2011, there were $24.6 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under our 1993 Stock Option Plan/Stock Issuance Plan, as amended (“1993 Plan”), and our 1998 Supplemental Stock Option/Stock Issuance Plan, as amended ( “1998 Plan”). The costs related to stock options and restricted stock units are expected to be recognized over a weighted average period of 5.6 years and 4.4 years, respectively.

These plans provide for the grant of stock-based awards to our eligible employees, consultants and advisors and non-employee directors. We believe that such awards better align the interests of our employees with those of our stockholders. There were no shares reserved for future awards under the 1998 Plan since the plan expired on October 19, 2008. However, as of July 2, 2011, there were 0.7 million shares reserved for future awards under the 1993 Plan.

We used the following weighted-average assumptions to estimate the fair value of our stock options granted during the three month and six month periods ended July 2, 2011 and July 3, 2010, respectively:

	Three Months Ended		Six Months Ended
	July 2, 2011	July 3, 2010	July 2, 2011	July 3, 2010
Expected life (in years)	8.1	8.3	8.3	8.0
Risk-free interest rate	3.1%	3.7%	3.2%	3.5%
Volatility	48%	52%	48%	52%
Dividend yield	—	—	—	—

A majority of our stock options granted during the three month period ended July 2, 2011 were granted with a vesting term of 100 months and the remaining were granted with a vesting term of 50 months. The weighted-average expected life of our stock options granted during the three months ended July 2, 2011 was 8.1 years.

(4) Basic and Diluted Net Income Per Share

The following table sets forth the computation of basic and diluted net income per share:

	Three Months Ended		Six Months Ended
(In thousands, except per share amounts)	July 2, 2011	July 3, 2010	July 2, 2011	July 3, 2010
Numerator:
Net income	$9,728	$3,617	$17,595	$5,565
Denominator:
Basic weighted-average shares outstanding	25,731	24,155	25,488	24,100
Effect of dilutive employee stock options and restricted stock units	1,157	432	1,073	350

Diluted weighted-average shares outstanding	26,888	24,587	26,561	24,450

Net income per share - basic:
Net income	$0.38	$0.15	$0.69	$0.23

Net income per share - diluted:
Net income	$0.36	$0.15	$0.66	$0.23

For the three month and six month periods ended July 2, 2011, 0.6 million shares and 0.7 million shares, respectively, of common stock subject to outstanding options were excluded from the computation of diluted net income per share, as the effect would have been anti-dilutive, compared to 1.8 million shares of common stock subject to outstanding options for each of the corresponding periods of 2010. In addition, for each of the three month and six month periods ended July 2, 2011, the number of shares, respectively, of common stock underlying outstanding restricted stock units excluded from the computation was 0.1 million shares and an immaterial amount of shares. Options and restricted stock units are anti-dilutive when we have a net loss or when the exercise price and the average unrecognized compensation cost of the stock option or restricted stock unit is greater than the average market price of our common stock during the period.

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

We measure certain financial assets and liabilities at fair value on a recurring basis, including available-for-sale securities and foreign currency derivatives. The fair value of these certain financial assets and liabilities was determined using the following inputs at July 2, 2011 and December 31, 2010, respectively:

	Fair Value Measurements at July 2, 2011 Using
(In thousands)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available-for-sale securities (1)
Commercial papers	$8,949	$—	$8,949	$—
Money market funds	16,256	16,256	—	—
U.S. corporate debt securities	—	—	—	—
U.S. treasury bills and notes	3,926	—	3,926	—
Securities and obligations of U.S. government agencies	138,404	—	138,404	—

	167,535	16,256	151,279	—

Foreign currency derivatives (2)	8	—	8	—

Foreign currency derivatives (3)	(8)	—	(8)	—

	$167,535	$16,256	$151,279	$—

	Fair Value Measurements at December 31, 2010 Using
(In thousands)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available-for-sale securities (1)
Commercial papers	$11,994	$—	$11,994	$—
Money market funds	9,593	9,593	—	—
U.S. corporate debt securities	—	—	—	—
U.S. treasury bills and notes	—	—	—	—
Securities and obligations of U.S. government agencies	114,669	—	114,669	—

	136,256	9,593	126,663	—

Foreign currency derivatives (2)	15	—	15	—

Foreign currency derivatives (3)	(41)	—	(41)	—

	$136,230	$9,593	$126,637	$—

(1)	Included in cash and cash equivalents and short-term investments on our condensed consolidated balance sheet. See “Investments” in Note 6 for further details.
(2)

Included in other current assets on our condensed consolidated balance sheet. Consisted of forward foreign exchange contracts for the Japanese yen. See “Derivative Instruments and Hedging” in Note 7 for further details.

(3)

Included in other current liabilities on our condensed consolidated balance sheet. Consisted of forward foreign exchange contracts for the Japanese yen. See “Derivative Instruments and Hedging” in Note 7 for further details.

(6) Investments

We classified all of our investments as “available for sale” as of July 2, 2011 and December 31, 2010. Accordingly, we state our investments at estimated fair value. Fair values are determined based on quoted market prices or pricing models using current market rates. We deem all investments to be available to meet current working capital requirements. The cost of securities sold was determined based on the specific identification method.

The following table summarizes our investments:

	July 2, 2011				December 31, 2010
	Amortized Cost	Accumulated Other Comprehensive		Estimated Fair Value	Amortized Cost	Accumulated Other Comprehensive		Estimated Fair Value
Cash equivalents and Available- for-sale Investments (in thousands)		Gains	Losses			Gains	Losses
Commercial papers	$8,949	—	$—	$8,949	$11,994	$—	—	$11,994
Money market funds	16,256	—	—	16,256	9,593	—	—	9,593
U.S. corporate debt securities	0	—	—	—	—	—	—	—
U.S. treasury bills and notes	3,919	7	—	3,926	—	—	—	—
Securities and obligations of U.S. government agencies	138,404	64	64	138,404	114,731	17	79	114,669

Total	$167,528	$71	$64	$167,535	$136,318	$17	$79	$136,256

The following table identifies the balance sheet classifications of our investments at July 2, 2011 and December 31, 2010:

(In thousands)	July 2, 2011	December 31, 2010
Cash equivalents	$21,207	$15,592
Short-term investments	146,328	120,664

Investments, at estimated fair value	$167,535	$136,256

The gross amortized cost and estimated fair value of our investments at July 2, 2011 and December 31, 2010, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because the issuers of the securities may have the right to prepay obligations without prepayment penalties.

	July 2, 2011		December 31, 2010
(In thousands)	Gross Amortized Cost	Fair Value	Gross Amortized Cost	Fair Value
Due in one year or less	$156,529	$156,534	$129,847	$129,783
Due after one year through five years	10,999	11,001	6,471	6,473

Total	$167,528	$167,535	$136,318	$136,256

The following table provides the breakdown of the cash equivalents and investments with unrealized losses at July 2, 2011:

	In Loss Position for Less Than 12 Months		Total
(In thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Securities and obligations of the U.S. government agencies	$42,174	$64	$42,174	$64

Total	$42,174	$64	$42,174	$64

The following table provides the breakdown of the cash equivalents and investments with unrealized losses at December 31, 2010:

	In Loss Position for Less Than 12 Months		Total
(In thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Securities and obligations of U.S. government agencies	$68,998	$79	$68,998	$79

Total	$68,998	$79	$68,998	$79

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

We have not recorded any OTTI of our investments for the three month and six month periods ended July 2, 2011 and July 3, 2010.

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

	Derivatives
		Fair Value as of
(In thousands)	Balance Sheet Location	July 2, 2011	December 31, 2010
Foreign exchange contracts	Other current assets	$8	$15
	Other current liabilities	(8)	(41)

Total derivatives		$0	$(26)

Our derivative financial instruments are subject to both credit and market risk. Credit risk is the risk of loss due to failure of a counterparty to perform its obligations in accordance with contractual terms. Market risk is the potential change in an investment’s value caused by fluctuations in interest and currency exchange rates, credit spreads or other variables. We monitor the credit-worthiness of the financial institutions that are counterparties to our derivative financial instruments and do not consider the risks of counterparty nonperformance to be material. Credit and market risks, as a result of an offset by the underlying cash flow being hedged, related to derivative instruments were not considered material at July 2, 2011 and December 31, 2010.

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

We calculate hedge effectiveness at a minimum each fiscal quarter. We measure hedge effectiveness by comparing the cumulative change in the spot rate of the derivative with the cumulative change in the spot rate of the anticipated sales transactions. We record any excluded components of the hedge in interest and other income (expense), net. There was one contract during the period that was considered a cash flow hedge in the amount of 92.0 million yen, and it was settled during the three month period ended July 2, 2011 with a loss that was immaterial. We did not have any derivatives classified as cash flow hedges outstanding at July 2, 2011 or December 31, 2010. As such, we did not record any accumulated losses or gains as a component of other comprehensive income (loss) at July 2, 2011 or December 31, 2010.

Fair Value Hedging

We manage the foreign currency risk associated with Japanese yen denominated assets and liabilities using foreign exchange forward contracts. The change in fair value of these derivatives is recognized as a component of interest and other income (expense), net and is intended to offset the remeasurement gains and losses associated with the non-functional currency denominated assets and liabilities. At July 2, 2011, we had currency forward contracts for the sale of 90.6 million Japanese yen, or approximately $1.1 million. The fair value of derivatives classified as balance sheet hedges at each of July 2, 2011 and December 31, 2010 was immaterial. The following sets forth the effect of the derivative instruments on our Condensed Consolidated Statements of Operations for the three month and six month periods ended July 2, 2011 and July 3, 2010, respectively:

		Amount of Gain (Loss) Recognized in Income on Derivatives During
Derivatives in ASC 815 Fair Value Hedging Relationship	Location of Gain (Loss) Recognized in Income on Derivatives	For the three months ended, July 2, 2011 (in thousands)	For the six months ended, July 2, 2011 (in thousands)
Foreign exchange contracts	Interest and other income, net	$(4)	$25

		Amount of Loss Recognized in Income on Derivatives During
Derivatives in ASC 815 Fair Value Hedging Relationship	Location of Loss Recognized in Income on Derivatives	For the three months ended, July 3, 2010 (in thousands)	For the six months ended, July 3, 2010 (in thousands)
Foreign exchange contracts	Interest and other (expense), net	$(105)	$(69)

(8) Inventories

Inventories consist of the following:

(In thousands)	July 2, 2011	December 31, 2010
Raw materials	$20,437	$14,862
Work-in-process	11,957	12,307
Finished products	8,720	9,919

	$41,114	$37,088

(9) Notes Payable

We have a line of credit agreement with a brokerage firm. Under the terms of this agreement, we may borrow funds at a cost equal to the current Federal funds open rate plus 125 basis points (approximately 1.35% as of July 2, 2011). Funds are advanced to us under this facility based on pre-determined advance rates on the cash and securities held by us in this brokerage account. Under this facility, we may borrow up to 75% of our total cash, cash equivalents and investments balance in this brokerage account with no restriction in the use of those assets. This agreement has no set expiration date and there are no loan covenants, other than the aforementioned collateral requirement. As of July 2, 2011 and as of December 31, 2010, $3.0 million and $6.0 million, respectively, were outstanding under this facility, with a related collateral requirement of approximately $4.0 million and $8.0 million, respectively of our cash, cash equivalents and investments.

(10) Current Liabilities

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

	Three Months Ended		Six Months Ended
(In thousands)	July 2, 2011	July 3, 2010	July 2, 2011	July 3, 2010
Balance, beginning of the period	$3,412	$2,173	$2,903	$1,907
Service contracts sold during the period	2,033	641	4,581	1,575
Service contract revenue recognized during the period	(728)	(557)	(2,767)	(1,225)
Service contracts classified as long term	(768)	—	(768)	—

Balance, end of the period	$3,949	$2,257	$3,949	$2,257

Other current liabilities

Other current liabilities consist of the following:

(In thousands)	July 2, 2011	December 31, 2010
Salaries and benefits	$7,800	$7,513
Warranty accrual	2,674	2,111
Accrued taxes-other	1,419	291
Capital lease, current portion	170	165
Advanced billing	2,838	—
Other	1,313	1,948

	$16,214	$12,028

Warranty Accrual

We generally warrant our products for material and labor to repair the product for a period of twelve months for new products, or three months for refurbished products, for material and labor to repair the product from the date of customer acceptance. Accordingly, an accrual for the estimated cost of the warranty is recorded at the time the product is shipped. Extended warranty terms, if granted, result in deferral of revenue equating to our standard pricing for similar service contracts. Recognition of the related warranty cost is deferred until product revenue is recognized. Factors that affect our warranty liability include the number of installed units, historical and anticipated rates of warranty claims, and cost per claim. We periodically assess the adequacy of our recorded warranty liabilities and adjust the amounts as necessary. We believe our warranty accrual, as of July 2, 2011, is sufficient to satisfy outstanding obligations as of that date. Changes in our warranty accrual are as follows:

	Three Months Ended		Six Months Ended
(In thousands)	July 2, 2011	July 3, 2010	July 2, 2011	July 3, 2010
Balance, beginning of the period	$2,424	$2,108	$2,111	$1,710
Warranties accrued for shipments during the period	860	502	1,768	1,293
Settlements made during the period	(328)	(350)	(690)	(524)
Changes in accrued warranty liabilities	(282)	(140)	(515)	(359)

Balance, end of the period	$2,674	$2,120	$2,674	$2,120

Advanced Billings

On occasion, the Company requires, or customers pay, a deposit in advance of order shipment. These amounts are classified as advanced billings until the related order ships. The balance of $2.8 million of advanced billings was from multiple customers as of the three month period ended July 2, 2011. There were no advance payments received as of December 31, 2010.

(11) Other Liabilities

Other liabilities consist of the following:

(In thousands)	July 2, 2011	December 31, 2010
Deferred rent	$27	$31
Deferred compensation	1,131	1,154
Long-term income taxes payable	2,667	1,426
Asset retirement obligation	1,779	1,726
Postretirement medical obligation	853	831
Long-term capital lease	89	176
Other	768	—

	$7,314	$5,344

Pursuant to the terms of the lease amendment signed in October 2009, in consideration for the waiver of certain asset retirement obligations set forth in the original lease of a building in San Jose, California, we paid the landlord $0.6 million and surrendered possession of the premises on March 31, 2010.

(12) Accumulated Other Comprehensive Income

The components of comprehensive income, net of tax, are as follows:

	Three Months Ended		Six Months Ended
(In thousands)	July 2, 2011	July 3, 2010	July 2, 2011	July 3, 2010
Net income	$9,728	$3,617	$17,595	$5,565
Other comprehensive income (loss):
Unrealized gain (loss) on available-for-sale investments	33	30	68	(29)

Net unrealized gain (loss) on available-for-sale investments	33	30	68	(29)
Change in minimum postretirement medical obligation	3	15	4	30

Comprehensive income	$9,764	$3,662	$17,667	$5,566

Accumulated other comprehensive loss, net of tax, is comprised of the following items:

(In thousands)	July 2, 2011	December 31, 2010
Unrealized gain (loss) on:
Available-for-sale investments	$6	$(62)
Change in minimum postretirement medical obligation	(52)	(56)

Accumulated other comprehensive loss at end of period	$(46)	$(118)

(13) Employee Benefit Plans

Employee bonus plans

We currently sponsor an executive incentive bonus plan that distributes employee awards based on the achievement of predetermined targets. We recorded a charge of $1.0 million and $1.8 million under this bonus plan for the three month and six month periods ended July 2, 2011, respectively, as compared to $1.2 million and $1.7 million for the corresponding periods of 2010.

Employee savings and retirement plans

We sponsor a 401(k) employee salary deferral plan that allows voluntary contributions by all full-time employees of from 1% to 20% of their pretax earnings. We may also make matching contributions to this plan at our discretion. Employees are eligible for the plan if they contribute at least 2% of their compensation. Our contributions, when made, are limited to a maximum of 6% of the employee’s compensation if the company exceeds certain income levels. We contributed $0.1 million and $0.3 million to this plan for the three-month and six month periods ended July 2, 2011, respectively, and had no contributions for the corresponding periods of 2010.

We also sponsor an executive non-qualified deferred compensation plan (the “Plan”) that allows qualifying executives to defer current cash compensation. As of July 2, 2011, Plan assets of $0.8 million, representing the cash surrender value of life insurance policies held by us, and liabilities of $1.1 million were included in our Consolidated Balance Sheets under the captions “Other assets” and “Other liabilities”, respectively. The related Plan expenses for each of the three month periods ended July 2, 2011 and July 3, 2010 were immaterial.

Postretirement benefits

We have committed to providing and fully paying for lifetime postretirement medical and dental benefits to our Chief Executive Officer and Chief Financial Officer and their spouses, commencing after retirement. We recorded net periodic benefit costs of an immaterial amount for the three month and six month periods ended July 2, 2011 and July 3, 2010,

(14) Income Taxes

For the three month and six month periods ended July 2, 2011, we recorded an income tax provision of $1.1 million and $1.4 million, respectively, as compared to $0.2 million and $0.3 million for the comparable periods in 2010. The income tax provision recognized for the six months ended July 2, 2011 resulted primarily from federal, foreign and state income taxes.

In accordance with FASB ASC Topic 740, Income Taxes (“ASC 740”), we had unrecognized tax benefits of $4.1 million as of December 31, 2010. We continue to recognize interest and penalties as a component of the income tax provision. If we are able to eventually recognize these uncertain tax positions, $4.1 million of our unrecognized benefit would reduce the effective tax rate. Over the next twelve months, we expect an immaterial decline in liabilities associated with our uncertain tax positions as a result of expiring statutes of limitations.

We currently have a full valuation allowance against our U.S. net deferred tax asset. We continue to monitor the relative weight of positive and negative evidence of future profitability in relevant jurisdictions. As of July 2, 2011, we have experienced historical profitability. However, as of July 2, 2011, we have determined that the following negative evidence outweighs the positive evidence such that it is not more likely than not that the Company will generate sufficient taxable income in the relevant jurisdictions to utilize our deferred tax assets and release the associated valuation allowance:

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

As a result of our analysis, we concluded that it is more likely than not that, as of July 2, 2011, our net deferred tax assets will not be realized, with the exception of those in Japan and Taiwan. Therefore, we continue to provide a full valuation allowance against net deferred tax assets outside of Japan and Taiwan. We closely monitor available evidence, and may release some or all of the valuation allowance in future periods.

We are subject to U.S. federal and state tax examinations for years 1994 forward and 1997 forward, respectively, by virtue of the tax attributes carrying forward from those years. We are also subject to audits in the foreign jurisdictions in which we operate for years 2004 and forward. There are no material income tax audits currently in progress as of July 2, 2011.

(15) Commitments and Contingencies

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

In August 2008 and December 2009, we entered into agreements with a leasing company for the sale and leaseback of certain assets for an initial term of four years. The sale prices of these items were $6.8 million and $5.4 million in 2008 and 2009, respectively. There was no gain or loss from these transactions. Under these sale-leaseback arrangements, we have an option to purchase the assets back at the future current fair market value upon the expiration of the lease in 2012 and 2013, respectively. These leases are classified as operating leases in accordance with ASC Topic 840, Leases. In January 2009, we bought back assets with values totaling $1.3 million. We did not buy back any assets during the three and six month periods ended July 2, 2011. In April 2010, we bought back an asset with a value of $1.2 million. As of July 2, 2011, the minimum future lease payments to be made under these agreements were $2.7 million.

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

OVERVIEW

We develop, manufacture and market photolithography and laser thermal processing equipment for manufacturers of integrated circuits and nanotechnology components located throughout North America, Europe, Japan, Taiwan, Korea, and the rest of Asia.

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

RESULTS OF OPERATIONS

We derive a substantial portion of our total net sales from sales of a relatively small number of newly manufactured systems, which typically range in price from $1.0 million to $6.0 million. As a result of these sale prices, the timing and recognition of revenue from a single transaction has had and most likely will continue to have a significant impact on our net sales and operating results for any particular period.

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

Net Sales

Second Quarter

	Three Months Ended
(In thousands, except percentages)	July 2, 2011	July 3, 2010	Amount of Change	Percentage Change
Sales of:
Products	$48,653	$27,637	$21,016	76.0%
Services	4,971	3,789	1,182	31.2%
Licenses	325	125	200	160.0%

Total net sales	$53,949	$31,551	$22,398	71.0%

Net sales consist of revenues from products (system, system upgrades, and spare parts sales), services, and licensing of technologies. Product sales increased 76.0% to $48.7 million for the three month period ended July 2, 2011, compared to $27.6 million in the corresponding quarter of 2010. The increase was due to (i) increased systems sales of $18.2 million, (ii) increased systems upgrades of $1.5 million and (iii) increased parts sales of $1.3 million; as compared to the corresponding periods of 2010. The increase in product revenue was a result of unit increases in our products and increases in average selling prices of our semiconductor market systems.

On a product market application basis, systems sales (which includes system upgrades) to the semiconductor industry increased $18.5 million to $39.4 million for the three month period ended July 2, 2011, compared to $20.9 million in the corresponding quarter of 2010. The increase was primarily due to an increase in units sold. Semiconductor industry sales consist of sales to the advanced packaging market, the laser processing applications market and the semiconductor market.

Nanotechnology market sales were $5.1 million for the three month period ended July 2, 2011 compared to $3.9 million of system sales in the corresponding quarter of 2010. The increase in sales resulted from two customers with multiple system orders. System sales to the nanotechnology market are highly dependent on customer capacity demand in the industries we serve, including thin film heads, automotive MEMS, LED/laser diodes, and ink jet print heads, and therefore we expect to experience significant variations in sales to this market from quarter to quarter.

Service sales for the three months ended July 2, 2011 increased $1.2 million to $5.0 million as compared $3.8 million during the same period of 2010. The increase in service revenue was a result of increased service contract revenue of $0.8 million and an increase in training services revenue of $0.4 million.

License sales consisted of $0.3 million of royalty revenues for the three months ended July 2, 2011 as compared to $0.1 million of royalty revenue for the corresponding quarter of July 3, 2010. License revenue fluctuations are due to the timing and frequency of tool resales by our existing customers to third parties and from royalty arrangements. Pursuant to our license arrangements, such transactions are subject to a license fee based on units sold. Future revenues from licensing activities, if any, will be contingent upon existing and future licensing arrangements. We may not be successful in generating licensing revenues in the future and do not anticipate the recognition of significant levels of licensing income during the remainder of 2011.

At July 2, 2011, the Company had $18.1 million of net deferred product and services income compared to $13.6 million at December 31, 2010. The gross amount of deferred revenues at July 2, 2011 was $26.8 million as compared to $20.1 million at December 31, 2010. The gross amount of deferred costs at July 2, 2011 was $8.7 million as compared to $6.5 million at December 31, 2010. Deferred product income is recognized as revenue upon satisfying the contractual obligations for installation and/or customer acceptance. Deferred services income is recognized as revenue ratably over the contract period (for time-based service contracts), or as purchased services are rendered (for contracts based on a purchased quantity of hours).

For the three months ended July 2, 2011, international net sales increased $3.2 million to $30.3 million or 56.2% of total net sales, as compared with $27.1 million, or 85.8% of total net sales for the corresponding quarter of 2010. The decrease in international sales as a percentage of total sales was due to an increase in domestic sales from a single customer with a multiple system order. The Company does not consider this event to be a trend. For the three months ended July 2, 2011 compared to the corresponding 2010 quarter, (i) sales to Europe decreased by $2.9 million, (ii) sales to Japan increased by $2.9 million, (iii) sales to Taiwan increased by $2.5 million, (iv) sales to Korea decreased $1.5 million, and (v) sales to the rest of Asia increased by $2.2 million.

Our international revenue generally is not subject to significant exchange rate fluctuations, principally because sales contracts for our systems are mainly denominated in U.S. dollars. In Japan, however, orders are sometimes denominated in Japanese yen. Yen denominated contracts subject us to the risk of currency fluctuations. We attempt to mitigate this risk by entering into foreign currency forward exchange contracts for the period between when an order is received and when it is recorded as revenue. After recording revenue, we use various mechanisms such as natural hedges to offset substantial portions of the gains or losses associated with our Japanese yen denominated receivables due to exchange rate fluctuations. We had approximately 79.4 million Japanese yen denominated receivables at July 2, 2011. International sales expose us to a number of additional risks, including fluctuations in the value of local currencies relative to the U.S. dollar, which impact the relative cost of ownership of our products and, thus, the customer’s willingness to purchase our product. (See Part II, Item 1A, “Risk Factors” herein).

Year-To-Date

	Six Months Ended
(In thousands, except percentages)	July 2, 2011	July 3, 2010	Amount of Change	Percentage Change
Sales of:
Products	$91,453	$51,605	$39,848	77.2%
Services	9,425	7,324	2,101	28.7%
Licenses	450	125	325	260.0%

Total net sales	$101,328	$59,054	$42,274	71.6%

Product sales increased 77.2% to $91.5 million for the six month period ended July 2, 2011 as compared to the same quarter in 2010. The increase was due to (i) increased systems sales of $34.2 million, (ii) increased systems upgrades of $2.4 million and (iii) increased parts sales of $3.3 million. The increase in product revenue was primarily a result of unit increases in our markets.

On a product market applications basis during the six months ended July 2, 2011, system sales (which includes system upgrade sales) to the semiconductor industry increased by $30.2 million to $72.1 million from the corresponding period of 2010. The increase was primarily due to an increase in units sold. Semiconductor industry sales consist of sales to the advanced packaging market, the laser processing applications market and the semiconductor market.

Nanotechnology market sales were $10.3 million for the six month period ended July 2, 2011 compared to $3.9 million of system sales in the corresponding period of 2010. The increase in sales was from two customers with multiple system orders. System sales to the nanotechnology market are highly dependent on customer capacity demand in the industries we serve, including thin film heads, automotive MEMS, LED/laser diodes, HBLED, and ink jet print heads, and therefore we expect to experience significant variations in sales to this market from quarter to quarter.

Service revenue during the six months ended July 2, 2011 increased by $2.1 million to $9.4 from the comparable period of 2010. Revenues from licensing activities increased in the six months ended July 2, 2011 as compared to the same period of 2010. During the period ending July 3, 2010 there was less than $0.5 million licensing revenue associated with our royalty arrangements.

For the six months ended July 2, 2011, international net sales increased $8.3 million to $52.6 million, or 51.9% of total net sales, as compared with $44.3 million, or 75.0% of total net sales, for the comparable period of 2010. The decrease in international sales as a percentage of total sales was due to an increase in domestic sales from a single customer with a multiple system order. The Company does not consider this event to be a trend. For the six months ended July 2, 2011, as compared to the same period of 2010, the $8.3 million increase in international revenue was due to (i) increased sales to Taiwan of $1.6 million, (ii) decreased sales to Korea of $2.7 million, (iii) decreased sales to Europe of $5.7 million, (iv) increase in sales to Japan of $4.0 million and (v) increased sales to the rest of Asia of $11.1 million.

Gross Profit

On a comparative basis, gross margins decreased to 50.9% for the three month period ended July 2, 2011, compared to 52.8% for the corresponding period of 2010. This 1.9 percentage point decrease in gross margin was due to (i) a 1.2 percentage point decrease due to an increase in material costs from a change in product mix and, (ii) an 1.8 percentage point decrease due to an increase in manufacturing overhead, offset by (iii) a 1.1 percentage point increase from improved labor and overhead absorption due to greater utilization of manufacturing capacity.

Gross margin for the six month period ended July 2, 2011 decreased to 50.5% compared to 52.0% in the corresponding quarter of 2010. This 1.5 percentage point decrease was due to (i) a 2.6 percentage point decrease due to an increase in material cost from a change in product mix (ii) a 0.6 percentage point improvement manufacturing overhead cost due to improved absorption as capacity utilization improved and. (iii) a 0.5 percentage point increase due to lower warranty and installation costs.

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

Operating Expenses

Second Quarter

	Three Months Ended
(In thousands, except percentages)	July 2, 2011	July 3, 2010	Amount of Change	Percentage Change
Research, development, and engineering	$5,759	$4,839	$920	19.0%
Selling, general, and administrative	10,998	$8,062	2,936	36.4%

Total operating expenses	$16,757	$12,901	$3,856	29.9%

Research, development and engineering expenses for the three month period ended July 2, 2011 were $5.8 million, as compared to $4.8 million for the corresponding period in 2010. This increase was attributable to (i) $0.4 million in salaries expense from increased headcount and the discontinuing of a salary reduction program for cost savings, (ii) $0.3 million in contract cost, (iii) $0.1 million in engineering parts, (iv) $0.1 million in travel-related and (v) $0.1 million of 401K matching, as compared to the corresponding quarter in 2010. As a percentage of net sales, research, development and engineering expenses for the three month period ended July 2, 2011 decreased to 10.7% from 15.3% for the corresponding quarter of 2010. This percentage decrease was due to the increase in net sales as compared to the corresponding quarter of 2010.

Selling, general, and administrative expenses for the three month period ended July 2, 2011 were $11.0 million as compared to $8.1 million for the corresponding quarter of 2010. This increase was attributable to (i) $0.9 million of stock-based compensation expenses (ii) $0.6 million in salaries expense from the discontinuing of a salary reduction program for cost savings, (iii) $0.4 million in travel-related expenses, (iv) $0.9 million in professional expenses and (v) $0.1 million of other expense. As a percentage of net sales, selling, general and administrative expenses for the three months ended July 2, 2011 decreased to 20.1% from 25.6% for the corresponding quarter of 2010. This percentage decrease was due to the increase in net sales as compared to the corresponding quarter of 2010.

Year-To-Date

	Six Months Ended		Amount of Change	Percentage Change

(In thousands, except percentages)	July 2, 2011	July 3, 2010
Research, development, and engineering	$11,483	$9,630	$1,853	19.2%
Selling, general, and administrative	20,817	15,457	5,360	34.7%

Total operating expenses	$32,300	$25,087	$7,213	28.8%

Research, development and engineering expenses for the six month periods ended July 2, 2011 were $11.5 million as compared to $9.6 million for the corresponding period in 2010. This increase was due to the following: (i) $0.6 million salaries expenses expense from increased headcount and the discontinuing of a salary reduction program for cost savings, (ii) $0.6 million in contracting expenses, (iii) $0.3 million in engineering parts, (iv) $0.3 million stock compensation expenses and, (v) $0.1 million of travel-related expenses. As a percentage of net sales, research, development and engineering expenses for the six month period ended July 2, 2011 decreased to 11.3% from 16.3% for the corresponding period of 2010. This percentage decrease was due to the increase in net sales as compared to the corresponding quarter of 2010.

Selling, general and administrative expenses were $20.8 million for the six month period ended July 2, 2011 as compared with $15.5 million for the corresponding period in 2010. This increase was due to the following: (i) $2.1 million of salaries expenses expense from the discontinuing of a salary reduction program for cost savings, (ii) $1.2 million of stock-based compensation expenses, (iii) $1.0 million of professional expenses, (iv) $0.6 million of legal expenses, and (v) $0.4 million travel related expenses. As a percentage of total net sales, selling, general and administrative expenses for the six month period ended July 2, 2011 decreased to 20.5% from 26.2% for the corresponding period of 2010. This decrease was due to the increase in net sales as compared to the corresponding period of 2010 discussed above.

Interest and Other Income (Expense), Net

Interest and other income (expense), net, which consists primarily of interest income and gain (loss) from foreign currency exchange, was a net income of $0.1 million and $0.1 million for the three and six month periods ended July 2, 2011, respectively. In comparison, interest and other income the three and six month periods ended July 3, 2010 were $22,000 and $0.2 million, respectively.

The cost of securities sold was determined based on the specific identification method. As of July 2, 2011, the weighted-average maturity of our investment portfolio was less than a year. Changes in interest rates have had, and will continue to have, an impact on our interest income.

Provision for Income Taxes

For the three month and six month periods ended July 2, 2011, we recorded an income tax provision of $1.1 million and $1.4 million, respectively, as compared to $0.2 million and $ 0.3 million for the comparable periods in 2010. The income tax provision recognized for the three month and six month periods ended July 2, 2011 resulted primarily from U.S. federal and state and foreign income taxes. Income tax estimates can be affected by whether and within which jurisdictions future earnings will occur and how and when cash is repatriated to the United States, as well as other aspects of an overall income tax strategy. Additionally, taxing jurisdictions could retroactively disagree with our tax treatment of certain items, and some historical transactions have income tax effects going forward. Accounting rules require these future effects to be evaluated using current laws, rules and regulations, each of which can change at any time and in an unpredictable manner. We believe we have adequately provided for any reasonably foreseeable outcome related to these matters, and we do not anticipate any material earnings impact from their ultimate resolution.

Each quarter we assess the likelihood that we will be able to recover our deferred tax assets. We consider available evidence, both positive and negative, including historical levels of income, expectations and risks associated with estimates of future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance. As a result of our analysis, we concluded that it is more likely than not that, as of July 2, 2011, our net deferred tax assets will not be realized, with the exception of those in Japan and Taiwan. Therefore, we continue to provide a full valuation allowance against net deferred tax assets outside of Japan and Taiwan.

It is possible that sometime in the next 12 months the positive evidence will be sufficient to release a material amount of our valuation allowance; however there is no assurance that this will occur.

We are subject to federal and state tax examination for years 1994 forward and 1997 forward, respectively, by virtue of the tax attributes carrying forward from those years. We are also subject to audits in the foreign jurisdictions in which we operate for years 2004 and forward. There are no material income tax audits currently in progress as of July 2, 2011.

Outlook

The anticipated timing of orders, shipments and customer acceptances usually requires that we fill a number of production slots in any given quarter in order to meet our sales targets. If we are unsuccessful in our efforts to secure those production orders, or if existing production orders are delayed or cancelled, our results of operations will be materially adversely impacted. Accordingly, we may not be able to achieve or maintain our current or prior level of sales. We presently expect net sales for the third quarter of 2011 will increase 10% from the net sales reported in the second quarter of 2011. For the full fiscal year of 2011, we believe that total net sales will increase 35% to 45% from the amount reported for 2010. We anticipate our cash flow to be positive for each of the remaining quarters of 2011. However, the inherent earnings volatility of our industry may impact our ability to generate positive operating income and cash flows in 2011.

Because our net sales are subject to a number of risks, including risks associated with the market acceptance of our new laser processing product line, delays in customer acceptance, intense competition in the capital equipment industry, uncertainty relating to the timing and market acceptance of our products, and the condition of the macro-economy and the semiconductor industry and the other risks described in this report and in our Annual Report on Form 10-K for the year ended December 31, 2010, we may not exceed or even maintain our current or prior level of net sales for any period in the future. Additionally, we believe that the market acceptance and volume production of our advanced packaging systems, laser processing systems and our 1000 Platform steppers are of critical importance to our future financial results. At July 2, 2011, these critical systems represented approximately 86.5% of our backlog. To the extent that these products do not achieve or maintain significant sales due to difficulties involving suppliers, manufacturing or engineering, the inability to reduce the current long manufacturing cycles for these products, competition, excess capacity in the semiconductor or nanotechnology device industries, or for any other reason, our business, financial condition and results of operations would be materially adversely affected.

We expect sales to international customers will continue to represent a significant portion of our revenues during fiscal 2011.

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operating activities was $28.1 million for the six months ended July 2, 2011, compared with $12.5 million of cash provided by operations for the comparable period in 2010. Net cash provided by operating activities during the six months ended July 2, 2011 was attributable to (i) $23.3 million of cash from operations activities after non-cash adjustments and (ii) $4.8 million net cash provided by changes in our working capital.

Changes in working capital inflows were due to, (i) timing differences between shipments to customers and revenue recognition activities in deferred income of $4.5 million and (ii) timing of other payments and accruals in other current and non-current liabilities of $6.1 million, and (iii) $0.3 million from changes in other assets.

Working capital outflows were due to, (i) purchases of raw material inventories to meet production needs of $4.0 million and (ii) reduction of prepaid expenses and accounts payable of $0.5 million and $1.6 million, respectively.

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

During the six months ended July 2, 2011, net cash used in investing activities was $27.4 million, attributable to net purchase of short-term investments of $25.6 million and capital expenditures of $1.8 million.

Net cash provided by financing activities was $8.1 million during the six months ended July 2, 2011. The increase was attributable to proceeds from the issuance of common stock and restricted stock units, net of taxes paid, for $11.1 million and the repayment of $3.0 million of notes payable.

At July 2, 2011, the Company had working capital of $252.0 million. Our principal sources of liquidity at July 2, 2011 consisted primarily of $215.8 million in cash, cash equivalents and short-term investments, net of outstanding borrowings under our line of credit. We have a line of credit agreement with a brokerage firm. Under the terms of this agreement, we may borrow funds at a cost equal to the current Federal funds open rate plus 125 basis points (approximately 1.35% as of July 2, 2011). Certain of our cash, cash equivalents and marketable securities secure borrowings outstanding under this facility, but we are not restricted in the use of those assets. Funds are advanced to us under this facility in accordance with pre-determined advance rates based on the cash and securities held by us in this brokerage account. This agreement has no set expiration date and there are no loan covenants other than a collateral requirement. As of July 2, 2011, $3.0 million was outstanding under this facility, with a related collateral requirement of approximately $4.0 million of our cash, cash equivalents and short-term investments.

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

Interest Rate Risk

Our exposure to market risk due to potential changes in interest rates relates primarily to our investment portfolio, which consisted primarily of fixed interest rate instruments as of July 2, 2011. We maintain an investment policy designed to ensure the safety and preservation of our invested funds by limiting market risk and the risk of default.

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

As of July 2, 2011, we did not have any investments in mortgage backed or auction rate securities or any security investments in the financial service sector. However, we intend to closely monitor developments in the credit markets and make appropriate changes to our investment policy as we deem necessary or advisable. Based on our ability to liquidate our investment portfolio and our expected operating cash flows, we do not anticipate any liquidity constraints as a result of the current credit environment.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the three month period ended July 2, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Our business depends in significant part upon capital expenditures by manufacturers of semiconductors, advanced packaging semiconductors and nanotechnology components which in turn depend upon the current and anticipated market demand for such devices and products utilizing such devices. The semiconductor industry historically has been highly cyclical and has experienced recurring periods of oversupply. This has, from time to time, resulted in significantly reduced demand for capital equipment including the systems manufactured and marketed by us. We believe that markets for new generations of semiconductors and semiconductor packaging will also be subject to similar fluctuations. Our business and operating results would be materially adversely affected by downturns or slowdowns in the semiconductor packaging market or by loss of market share. Accordingly, we may not be able to achieve or maintain our current or prior level of sales. We attempt to mitigate the risk of cyclicality by participating in multiple markets including semiconductor, semiconductor packaging, and nanotechnology sectors as well as diversifying into new markets. We believe that diversifying into new markets such as laser-based annealing for implant activation, lithography steppers for 3-D packaging and HBLED can help mitigate the effects of this cyclicality in our industry. Despite such efforts, when one or more of such markets experiences a downturn or a situation of excess capacity, our net sales and operating results are materially adversely affected.

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

Sales of our systems depend, in significant part, upon the decision of a prospective customer to increase manufacturing capacity, replace older equipment or to restructure current manufacturing facilities, any of which typically involves a significant commitment of capital. Many of our customers in the past have cancelled or postponed the development of new manufacturing facilities and have substantially reduced their capital equipment budgets. In view of the significant investment involved in a system purchase, we have experienced and may continue to experience delays following initial qualification of our systems as a result of delays in a customer’s approval process. Additionally, we are presently receiving orders for systems that have lengthy delivery schedules, which may be due to longer production lead times or a result of customers’ capacity scheduling requirements. For these and other reasons, our systems typically have a lengthy sales cycle during which we may expend substantial funds and management effort in securing a sale. Lengthy sales cycles subject us to a number of significant risks, including inventory obsolescence and fluctuations in operating results, over which we have little or no control. In order to maintain or exceed our present level of net sales, we are dependent upon obtaining orders for systems that will ship and be accepted in the current period. We may not be able to obtain those orders. Other important factors that could cause demand for our products to fluctuate include:

•	competitive pressures, including pricing pressures, from companies that have competing products;

•	changes in customer product needs; and

•	strategic actions taken by our competitors

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

We currently spend, and expect to continue to spend, significant resources to develop, introduce and commercialize our laser thermal processing systems, AP, Nanotechnology, and HBLED lithography stepper products, and future generations of enhancements to these products. We may not be successful in the timely introduction of these products which may cause sales of these products to decrease or not increase as expected.

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

As of July 2, 2011, we had outstanding options to purchase and outstanding restricted stock units for a total of 3.8 million shares of our Common Stock. Among other determinants, the market price of our stock has a major bearing on the number of shares subject to outstanding stock options and restricted stock units that are included in the weighted-average shares used in determining our net income per share. During periods of extreme volatility, the impact of higher stock prices can have a materially dilutive effect on our net income per share. Additionally, shares subject to outstanding options and restricted stock units are excluded from the calculation of net income per share when we have a net loss or when the exercise price and the average unrecognized compensation cost of the stock option or restricted stock unit is greater than the average market price of our Common Stock, as the impact of the stock options or restricted stock units would be anti-dilutive.

We sell our products primarily to a limited number of customers and to customers in a limited number of industries, which subjects us to increased risks related to the business performance of our customers, and therefore their need for our products, and the business cycles of the markets into which we sell.

Historically, we have sold a substantial portion of our systems to a limited number of customers. In the three-month period ended July 2, 2011, our top five customers accounted for 69.9% of our system sales compared to 93.4% in the corresponding period of 2010. We expect that sales to a relatively few customers will continue to account for a high percentage of our net sales in the foreseeable future and believe that our financial results depend in significant part upon the success of these major customers and our ability to meet their future capital equipment needs. Although the composition of the group comprising our largest customers may vary from period to period, the loss of a significant customer or any reduction in orders by a significant customer, including reductions due to market, economic or competitive conditions in the semiconductor, semiconductor packaging or nanotechnology industries or in the industries that manufacture products utilizing integrated circuits, thin film heads or other nanotechnology components, would likely have a material adverse effect on our business, financial condition and results of operations. Our ability to maintain or increase our sales in the future depends, in part, on our ability to obtain orders from new customers as well as the financial condition and success of our existing customers, the semiconductor and nanotechnology industries and the economy in general.

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

On a market application basis, sales to the semiconductor industry, primarily for advanced packaging applications and laser thermal processing applications, accounted for 89% and 84% of our system revenue for the three months ended July 2, 2011 and the corresponding period in 2010, respectively. We had $5.1 million of sales to nanotechnology manufacturers, including micro systems, thin film head and optical device manufacturers, for the three months ended July 2, 2011 as compared to $3.9 million sales for the corresponding period of 2010. Systems revenue for HBLED accounted for 11% of systems revenue for the three months ended July 2, 2011, as compared to no revenue for the corresponding period in 2010. Our future operating results and financial condition would be materially adversely impacted by a downturn in any of these industries, or by loss of market share in any of these industries. A growing portion of our backlog of system orders is comprised of laser thermal processing tools. As our laser thermal processing tools are used for the continuation of reduced device geometries and customers seldom provide us with their future technical requirements, these tools may not meet all customers’ requirements upon initial delivery and installation at the customer’s facility. As a result, acceptance of the tool by the customer could be delayed while we perform testing and attempt to meet their requirements, or the order could be cancelled if we are unable to meet those requirements. Should significant demand not materialize, due to technical, production, market, or other factors, our business, financial position and results of operations would be materially adversely impacted.

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

Although we attempt to protect our intellectual property rights through patents, copyrights, trade secrets and other measures, we believe that our success will depend more upon the innovation, technological expertise and marketing abilities of our employees. Nevertheless, we have a policy of seeking patents when appropriate on inventions resulting from our ongoing research and development and manufacturing activities. We own 159 U.S. and foreign patents, which expire on dates ranging from December 2011 to March 2029 and have 69 U.S. and foreign patent applications pending. In addition, we have various registered trademarks and copyright registrations covering mainly applications used in the operation of our systems. We also rely upon trade secret protection for our confidential and proprietary information. We may not be able to protect our technology adequately and competitors may be able to develop similar technology independently. Our pending patent applications may not be issued or U.S. or foreign intellectual property laws may not protect our intellectual property rights. In addition, litigation may be necessary to enforce our patents, copyrights or other intellectual property rights, to protect our trade secrets, to determine the validity and scope of the proprietary rights of others or to defend against claims of infringement. Such litigation has resulted in, and in the future could result in, substantial costs and diversion of resources and could have a material adverse effect on our business, financial condition and results of operations, regardless of the outcome of the litigation. Patents issued to us may be challenged, invalidated or circumvented and the rights granted thereunder may not provide competitive advantages to us. Furthermore, others may independently develop similar technology or products, or, if patents are issued to us, design around the patents issued to us. Invalidation of our patents related to those technologies, or the expiration of patents covering our key technologies, could allow our competitors to more effectively compete against us, which could result in less revenue for us.

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

International sales accounted for approximately 56.2% of total net sales for the three-month period ended July 2, 2011, compared to 85.8% in the corresponding period of 2010. The decrease in international sales as a percentage of total sales was due to an increase in domestic sales from a single customer with a multiple system order. We anticipate that international sales will continue to account for a significant portion of total net sales. As a result, a significant portion of our net sales will continue to be subject to certain risks, including unexpected changes in regulatory requirements; difficulty in satisfying existing regulatory requirements; exchange rate fluctuations; tariffs and other barriers; political and economic instability; difficulties in accounts receivable collections; reduced protection of intellectual property; natural disasters; difficulties in staffing and managing foreign subsidiary and branch operations; and potentially adverse tax consequences.

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

Our cash equivalent and short-term investment portfolio as of July 2, 2011 consisted of securities and obligations of U.S. government agencies, money market funds, commercial paper and corporate debt securities. We follow an established investment policy and set of guidelines to monitor, manage and limit our exposure to interest rate and credit risk. The policy sets forth credit quality standards and limits our exposure to any one issuer, as well as our maximum exposure to various asset classes.

As a result of current financial market conditions, investments in some financial instruments, such as structured investment vehicles, sub-prime mortgage-backed securities and collateralized debt obligations, may lose some or all of their value due to liquidity and credit concerns. As of July 2, 2011, we had no holdings in these categories of investments and no impairment charge associated with our short-term investment portfolio. Although we believe our current investment portfolio has little risk of impairment, we cannot predict future market conditions or market liquidity and our investment portfolio could become impaired.

Our investment portfolio may suffer losses from changes in market interest rates and changes in market conditions, which could materially and adversely affect our financial condition, results of operations or liquidity.

As of July 2, 2011, we had $218.8 million in cash, cash equivalents and short-term investments. We maintain an investment portfolio of cash equivalents and short-term investments in commercial paper and U.S. government-backed securities. These investments are subject to general credit, liquidity, and market and interest rate risks. Substantially all of these securities are subject to interest rate and credit risk and will decline in value if interest rates increase or one of the issuers’ credit ratings is reduced. As has widely been reported, the U.S. Treasury has stated that the U.S. federal government may not be able to meet its debt payment obligations in the relatively near future unless the federal debt ceiling is raised. A failure by the U.S. government to meet its debt payment obligations could negatively and materially affect the value of our U.S. government securities, as well as the value of our other securities should such a failure result in increased interest rates generally. In addition, major bond rating agencies have indicated the potential of a downgrade of U.S. governmental securities even if the debt default is avoided. This would result in a rise in interest rates. As a result of any of the foregoing, we may experience a reduction in value or loss of liquidity of our investments, which may have a negative adverse effect on our results of operations, liquidity and financial condition.

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

Accounting policies affecting many other aspects of our business, including rules relating to revenue recognition, off-balance sheet transactions, employee stock options and other equity awards, restructurings, asset disposals and asset retirement obligations, derivative and other financial instruments are regularly under review and subject to revision. Changes to those rules or the questioning of how we interpret or implement those rules may have a material adverse effect on our reported financial results or on the way we conduct business. In addition, our preparation of financial statements in accordance with U.S. GAAP requires that we make estimates and assumptions that affect the recorded amounts of assets and liabilities, disclosure of those assets and liabilities at the date of the financial statements and the recorded amounts of expenses during the reporting period. A change in the facts and circumstances surrounding those estimates could result in a change to our estimates and could impact our future operating results

We continue to expand our manufacturing and service operations in Singapore and customer support operations in other parts of the world, which will continue to increase exposure to risks inherent in doing business outside the United States, any of which risks could harm our business, financial condition and operating results.

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

Public health issues, political instability (for example, recent unrest in the Middle East), natural disasters (such as those recently affecting Japan), terrorist attacks in the United States and elsewhere, government responses thereto, and military actions in Iraq, Afghanistan and elsewhere, may disrupt our operations or those of our customers and suppliers and may affect the availability of materials needed to manufacture our products or the means to transport those materials to manufacturing facilities and finished products to customers. In addition, such events could disrupt the semiconductor market, resulting in the cancellation or delay of product orders. Significant public health issues could cause damage or disruption to international commerce by creating economic and political uncertainties that may have a significant negative impact on the global economy, us and our customers or suppliers. Should such incidents increase or other public health issues arise, we could be negatively impacted by the need for more stringent employee travel restrictions, additional limitations in the availability of freight services, governmental actions limiting the movement of products between various regions and disruptions in the operations of our customers or suppliers. Similarly, political instability could affect the ability of our suppliers to provide the materials needed in our operations or the cost of acquiring such materials. Any public health issues, political instability, natural disasters, any terrorist attacks, or the ongoing war on terrorism or other wars could increase volatility in the United States and world financial markets which may depress the price of our Common Stock and may limit the capital resources available to us or our customers or suppliers, which could result in decreased orders from customers, less favorable financing terms from suppliers, and scarcity or increased costs of materials and components of our products. Additionally, if any of these events were to directly affect or be specifically directed at us, or occur in a country where we or our suppliers or our customers operate, our ability to conduct our business could be significantly disrupted. Any of these occurrences could have a significant impact on our operating results, revenues and costs and may result in increased volatility of the market price of our Common Stock.

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

ULTRATECH, INC. (Registrant)

Date: August 3, 2011	By:	/s/ BRUCE WRIGHT
Bruce Wright
Senior Vice President, Finance and Chief Financial Officer (Duly Authorized Officer and Principal Financial and Accounting Officer)

EXHIBIT INDEX

3.1(a)	Amended and Restated Certificate of Incorporation of the Registrant, filed October 6, 1993.

3.1.1(a)	Certificate of Amendment of the Amended and Restated Certificate of Incorporation of the Company, filed May 17, 1995.

3.1.2(a)	Certificate of Amendment of the Amended and Restated Certificate of Incorporation of the Company, filed June 17, 1998.

3.1.3(a)	Certificate of Amendment of the Amended and Restated Certificate of Incorporation of the Company, filed June 20, 2003.

3.1.4(b)	Certificate of Amendment of the Amended and Restated Certificate of Incorporation of the Company, filed August 31, 2009.

3.2(c)	Amended and Restated Bylaws of the Registrant, as amended.

31.1	Certification of Chief Executive Officer required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(a)	Previously filed with our Quarterly Report on Form 10-Q for the quarter ended June 28, 2003 (Commission File No. 0-22248) and incorporated herein by reference.
(b)	Previously filed with our Quarterly Report on Form 10-Q for the quarter ended October 3, 2009 (Commission File No. 0-22248) and incorporated herein by reference.
(c)	Previously filed with our Current Report on Form 8-K on October 20, 2008 (Commission File No. 0-22248) and incorporated herein by reference.
*	Exhibit 32.1 is being furnished and shall not be deemed to be filed for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, nor shall such exhibit be deemed to be incorporated by reference in any registration statement or other document filed under the Securities Act, or the Exchange Act, except as otherwise stated in such filing.