Form 10-Q
period 2011-10-01
ULTRATECH INC
filed 2011-11-01
CIK 909791

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
——————————————————
FORM 10-Q
——————————————————
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 1, 2011

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from  ______to ______

Commission File Number 0-22248
——————————————————
ULTRATECH, INC.
(Exact name of registrant as specified in its charter)
——————————————————

DELAWARE	94-3169580
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3050 Zanker Road, San Jose, California	95134
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code (408) 321-8835
—————————————————————————————————————————
(Former name, former address and former fiscal year, if changed since last report.)
——————————————————
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

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding as of October 31, 2011
common stock, $0.01 par value	25,707,441

ULTRATECH, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

ULTRATECH, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)	October 1, 2011	December 31, 2010*
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$62,732	$63,626
Short-term investments	158,087	120,664
Accounts receivable, net	34,890	32,825
Inventories	48,615	37,088
Prepaid expenses and other current assets	8,258	7,777
Total current assets	312,582	261,980
Equipment and leasehold improvements, net	14,881	14,835
Other assets	2,995	4,479
Total assets	$330,458	$281,294
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Notes payable	$4,000	$6,000
Accounts payable	15,650	13,154
Deferred product and services income	10,188	13,641
Other current liabilities	14,483	12,028
Total current liabilities	44,321	44,823
Other liabilities	9,010	5,344
Stockholders’ equity	277,127	231,127
Total liabilities and stockholders’ equity	$330,458	$281,294
__________________
*     The Balance Sheet as of December 31, 2010 has been derived from the audited financial statements at that date.
See accompanying notes to unaudited condensed consolidated financial statements

ULTRATECH, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Nine Months Ended
(In thousands, except per share amounts)	October 1, 2011	October 2, 2010	October 1, 2011	October 2, 2010
Net sales:
Products	$49,283	$33,814	$140,736	$85,419
Services	5,361	3,998	14,786	11,322
Licenses	300	125	750	250
Total net sales	54,944	37,937	156,272	96,991
Cost of sales:
Cost of products sold	21,935	16,274	64,013	39,008
Cost of services	3,614	3,141	11,671	8,754
Total cost of sales	25,549	19,415	75,684	47,762
Gross profit	29,395	18,522	80,588	49,229
Operating expenses:
Research, development, and engineering	6,349	4,980	17,832	14,610
Selling, general, and administrative	11,484	8,634	32,301	24,091
Operating income	11,562	4,908	30,455	10,528
Interest expense	(4)	(6)	(16)	(1)
Interest and other income (expense), net	(74)	92	40	288
Income before income tax	11,484	4,994	30,479	10,815
Provision for income taxes	1,020	92	2,420	348
Net income	$10,464	$4,902	$28,059	$10,467
Net income per share - basic	$0.40	$0.20	$1.09	$0.43
Number of shares used in per share computations - basic	25,977	24,370	25,678	24,204
Net income per share - diluted	$0.39	$0.20	$1.05	$0.42
Number of shares used in per share computations - diluted	26,647	25,067	26,620	24,692
See accompanying notes to unaudited condensed consolidated financial statements

ULTRATECH, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended
(In thousands)	October 1, 2011	October 2, 2010
Cash flows from operating activities:
Net income	$28,059	$10,467
Adjustments to reconcile net income to net cash provided (used) by operating activities:
Depreciation	2,881	2,319
Amortization	194	208
Accretion of asset retirement obligations	82	73
(Gain) loss on disposal of equipment	(4)	112
Stock-based compensation	6,190	3,202
Deferred income taxes	(17)	27
Changes in operating assets and liabilities:
Accounts receivable	(2,065)	1,114
Inventories	(11,527)	(8,075)
Prepaid expenses and other current assets	(484)	(2,506)
Other assets	1,371	(577)
Accounts payable	2,496	7,985
Deferred product and services income	(3,453)	7,107
Other current liabilities	2,455	5,079
Other liabilities	3,601	(1,760)
Net cash provided by operating activities	29,779	24,775
Cash flows from investing activities:
Capital expenditures	(3,020)	(4,677)
Purchase of investments in securities	(157,685)	(122,343)
Proceeds from maturities of investments	120,320	97,972
Net cash used in investing activities	(40,385)	(29,048)
Cash flows from financing activities:
Proceeds from notes payable	10,000	18,000
Repayment of notes payable	(12,000)	(18,000)
Proceeds from issuance of common stock for stock option exercises	12,980	4,453
Tax payment for issuance of common stock from release of restricted stock units	(1,268)	(48)
Net cash provided by financing activities	9,712	4,405
Net increase (decrease) in cash and cash equivalents	(894)	132
Cash and cash equivalents at beginning of period	63,626	58,617
Cash and cash equivalents at end of period	$62,732	$58,749
See accompanying notes to unaudited condensed consolidated financial statements

Ultratech, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
October 1, 2011

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

Our fiscal periods end on the Saturday closest to month-end, except that our fiscal year ends on December 31. All references to the quarter refer to our fiscal quarter. Our fiscal quarters covered by this report ended on October 1, 2011 and October 2, 2010.

Operating results for the three month and nine month periods ended October 1, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011, or any future periods.

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

We generally recognize revenue from spare parts sales upon shipment, as our products are generally sold on terms that transfer title and risk of ownership when it leaves our site. We sell service contracts for which revenue is deferred and recognized ratably over the contract period (for time-based service contracts) or as service hours are delivered (for contracts based on a purchased quantity of hours). We recognize license revenue from transactions in which our systems are re-sold by our customers to third parties, as well as from royalty arrangements.

Costs related to deferred product revenues are capitalized (deferred) and recognized at the time of revenue recognition. Deferred product revenue and costs are netted on our balance sheet, under the caption “deferred product and services income.”

Costs incurred for shipping and handling are included in cost of sales.

Other Assets

Included in other assets for the three month period ended October 1, 2011 is restricted cash in the amount of $0.2 million. The restricted cash is in the form of an interest bearing account. Our obligation will be released upon the completion of our warranty obligation for a certain customer.

(3) Stock-Based Compensation

Stock-based compensation expense recognized under ASC Topic 718, Compensation – Stock Compensation (“ASC 718”), for employees and directors and the effect on our Condensed Consolidated Statements of Operations were as follows:

	Three Months Ended		Nine Months Ended
(In thousands)	October 1, 2011	October 2, 2010	October 1, 2011	October 2, 2010
Cost of sales	$119	$90	$320	$220
Research, development, and engineering	434	255	1,050	595
Selling, general and administrative expenses	2,105	1,005	4,820	2,387
Total stock-based compensation expense	$2,658	$1,350	$6,190	$3,202

Compensation cost capitalized as part of inventory was $0.1 million and $0.2 million during the three month and nine month periods ended October 1, 2011, respectively. The amounts capitalized for the three month and nine month periods ended October 2, 2010 were immaterial.

As required by ASC 718, we estimate expected forfeitures and recognize compensation costs only for those equity awards expected to vest. As of October 1, 2011, there was $29.1 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under our 1993 Stock Option Plan/Stock Issuance Plan, as amended (“1993 Plan”), and our 1998 Supplemental Stock Option/Stock Issuance Plan, as amended (“1998 Plan”). The costs related to stock options and restricted stock units are expected to be recognized over a weighted average period of 5.6 years and 4.3 years, respectively.

On July 19, 2011, our stockholders approved amendments to our 1993 Stock Option/Stock Issuance Plan which increased the number of shares available for issuance pursuant to the 1993 Plan by 3.3 million shares. The amendments, which were adopted by our Board of Directors on May 31, 2011, effective as of their approval by our stockholders, increase the share reserve, alter share-counting procedures, make changes to the non-employee director automatic grant program and enable the grant of performance-based awards under the plan. These plans provide for the grant of stock-based awards to our eligible employees, consultants and advisers and non-employee directors. There were no shares reserved for future awards under the 1998 Plan since the plan expired on October 19, 2008. However, as of October 1, 2011, there were 3.6 million shares reserved for future awards under the 1993 Plan.

We used the following weighted-average assumptions to estimate the fair value of our stock options granted during the three month and nine month periods ended October 1, 2011 and October 2, 2010, respectively:

	Three Months Ended		Nine Months Ended
	October 1, 2011	October 2, 2010	October 1, 2011	October 2, 2010
Expected life (in years)	7.9	8.2	8.2	8.1
Risk-free interest rate	2.6%	2.8%	3.0%	3.2%
Volatility	49%	51%	48%	51%
Dividend yield	—	—	—	—

A majority of our stock options granted during the three month period ended October 1, 2011 were granted with a vesting term of 100 months and the remaining were granted with a vesting term of 50 months. The weighted-average expected life of our stock options granted during the three months ended October 1, 2011 was 7.9 years.

(4) Basic and Diluted Net Income Per Share

The following table sets forth the computation of basic and diluted net income per share:

	Three Months Ended		Nine Months Ended
(In thousands, except per share amounts)	October 1, 2011	October 2, 2010	October 1, 2011	October 2, 2010
Numerator:
Net income	$10,464	$4,902	$28,059	$10,467
Denominator:
Basic weighted-average shares outstanding	25,977	24,370	25,678	24,204
Effect of dilutive employee stock options and restricted stock units	670	697	942	488
Diluted weighted-average shares outstanding	26,647	25,067	26,620	24,692
Net income per share - basic:
Net income	$0.40	$0.20	$1.09	$0.43
Net income per share - diluted:
Net income	$0.39	$0.20	$1.05	$0.42

For the three month and nine month periods ended October 1, 2011, 1.3 million shares and 0.9 million shares, respectively, of common stock subject to outstanding options were excluded from the computation of diluted net income per share, as the effect would have been anti-dilutive, compared to 1.3 million shares and 1.5 million shares of common stock subject to outstanding options for each of the corresponding periods of 2010. In addition, for each of the three month and nine month periods ended October 1, 2011, the number of shares, respectively, of common stock underlying outstanding restricted stock units excluded from the computation was 0.2 million shares and 0.1 million shares, compared to an immaterial amount for the corresponding periods in 2010. Options and restricted stock units are anti-dilutive when we have a net loss or when the exercise price and the average unrecognized compensation cost of the stock option or restricted stock unit is greater than the average market price of our common stock during the period.

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

We measure certain financial assets and liabilities at fair value on a recurring basis, including available-for-sale securities and foreign currency derivatives. The fair value of these certain financial assets and liabilities was determined using the following inputs at October 1, 2011 and December 31, 2010, respectively:

	Fair Value Measurements at October 1, 2011 Using
(In thousands)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available-for-sale securities(1)
Commercial papers	$11,707	$—	$11,707	$—
Money market funds	3,700	3,700	—	—
U.S. Corporate debt securities	1,456	—	1,456	—
U.S. treasury bills and notes	3,920	—	3,920	—
Securities and obligations of U.S. government agencies	150,712	—	150,712	—
	171,495	3,700	167,795	—
Foreign currency derivatives(3)	(10)	—	(10)	—
Foreign currency derivatives(2)	7	—	7	—
	$171,492	$3,700	$167,792	$—

	Fair Value Measurements at December 31, 2010 Using
(In thousands)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available-for-sale securities(1)
Commercial papers	$11,994	$—	$11,994	$—
Money market funds	9,593	9,593	—	—
U.S. treasury bills and notes	—	—	—	—
Securities and obligations of U.S. government agencies	114,669	—	114,669	—
	136,256	9,593	126,663	—
Foreign currency derivatives(2)	15	—	15	—
Foreign currency derivatives(3)	(41)	—	(41)	—
	$136,230	$9,593	$126,637	$—
________________

(1)	Included in cash and cash equivalents and short-term investments on our condensed consolidated balance sheet. See “Investments” in Note 6 for further details.

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

(6) Investments

We classified all of our investments as “available for sale” as of October 1, 2011 and December 31, 2010. Accordingly, we state our investments at estimated fair value. Fair values are determined based on quoted market prices or pricing models using current market rates. We deem all investments to be available to meet current working capital requirements. The cost of securities sold was determined based on the specific identification method.

The following table summarizes our investments:

	October 1, 2011				December 31, 2010
	Amortized Cost	Accumulated Other Comprehensive		Estimated Fair Value	Amortized Cost	Accumulated Other Comprehensive		Estimated Fair Value
Available-for-sale securities (in thousands)		Gains	Losses			Gains	Losses
Commercial papers	$11,707	$—	$—	$11,707	$11,994	$—	$—	$11,994
Money market funds	3,700	—	—	3,700	9,593	—	—	9,593
U.S. corporate debt securities	1,458	—	2	1,456	—	—	—	—
U.S. treasury bills and notes	3,913	7	—	3,920	—	—	—	—
Securities and obligations of U.S. government agencies	150,741	38	67	150,712	114,731	17	79	114,669
Total	$171,519	$45	$69	$171,495	$136,318	$17	$79	$136,256

The following table identifies the balance sheet classifications of our investments at October 1, 2011 and December 31, 2010:

(In thousands)	October 1, 2011	December 31, 2010
Cash equivalents	$13,408	$15,592
Short-term investments	158,087	120,664
Investments, at estimated fair value	$171,495	$136,256

The gross amortized cost and estimated fair value of our investments at October 1, 2011 and December 31, 2010, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because the issuers of the securities may have the right to prepay obligations without prepayment penalties.

	October 1, 2011		December 31, 2010
(In thousands)	Gross Amortized Cost	Fair Value	Gross Amortized Cost	Fair Value
Due in one year or less	$152,463	$152,442	$129,847	$129,783
Due after one year through five years	19,056	19,053	6,471	6,473
Total	$171,519	$171,495	$136,318	$136,256

The following table provides the breakdown of the cash equivalents and investments with unrealized losses at October 1, 2011:

	In Loss Position for Less Than 12 Months		Total
(In thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
U.S. Corporate debt securities	$1,456	$2	$1,456	$2
Securities and obligations of U.S. government agencies	58,070	67	58,070	67
Total	$59,526	$69	$59,526	$69

The following table provides the breakdown of the cash equivalents and investments with unrealized losses at December 31, 2010:

	In Loss Position for Less Than 12 Months		Total
(In thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Securities and obligations of U.S. government agencies	$68,998	$79	$68,998	$79
Total	$68,998	$79	$68,998	$79

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

We have not recorded any OTTI of our investments for the three month and nine month periods ended October 1, 2011 and October 2, 2010.

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

	Derivatives
		Fair Value as of
(In thousands)	Balance Sheet Location	October 1, 2011	December 31, 2010
Foreign exchange contracts	Other current assets	$7	$15
	Other current liabilities	(10)	(41)
Total derivatives		$(3)	$(26)

Our derivative financial instruments are subject to both credit and market risk. Credit risk is the risk of loss due to failure of a counterparty to perform its obligations in accordance with contractual terms. Market risk is the potential change in an investment’s value caused by fluctuations in interest and currency exchange rates, credit spreads or other variables. We monitor the credit-worthiness of the financial institutions that are counterparties to our derivative financial instruments and do not consider the risks of counterparty nonperformance to be material. Credit and market risks, as a result of an offset by the underlying cash flow being hedged, related to derivative instruments were not considered material at October 1, 2011 and December 31, 2010.

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

We calculate hedge effectiveness at a minimum each fiscal quarter. We measure hedge effectiveness by comparing the cumulative change in the spot rate of the derivative with the cumulative change in the spot rate of the anticipated sales transactions. We record any excluded components of the hedge in interest and other income (expense), net. There were no contracts that were considered cash flow hedges as of October 1, 2011. As such, we did not record any accumulated losses or gains as a component of other comprehensive income (loss) at October 1, 2011 or December 31, 2010.

Fair Value Hedging

We manage the foreign currency risk associated with Japanese yen denominated assets and liabilities using foreign exchange forward contracts. The change in fair value of these derivatives is recognized as a component of interest and other income (expense), net and is intended to offset the remeasurement gains and losses associated with the non-functional currency denominated assets and liabilities. At October 1, 2011, we had a single currency buy-forward contract for the purchase of 56.7 million Japanese yen, or approximately $0.7 million and a single currency sell-forward contract for the sale of 38.1 million Japanese yen, or approximately $0.5 million. The fair value of derivatives classified as balance sheet hedges at each of October 1, 2011 and December 31, 2010 was immaterial. The following sets forth the effect of the derivative instruments on our Condensed Consolidated Statements of Operations for the three month and nine month periods ended October 1, 2011 and October 2, 2010, respectively:

		Amount of Gain (Loss) Recognized in Income on Derivatives During
Derivatives in ASC 815 Fair Value Hedging Relationship	Location of Gain (Loss) Recognized in Income on Derivatives	The three months ended, October 1, 2011 (in thousands)	The nine months ended, October 1, 2011 (in thousands)
Foreign exchange contracts	Interest and other income (expense), net	$(3)	$22
		Amount of Gain (Loss) Recognized in Income on Derivatives During
Derivatives in ASC 815 Fair Value Hedging Relationship	Location of Gain (Loss) Recognized in Income on Derivatives	The three months ended, October 2, 2010 (in thousands)	The nine months ended, October 2, 2010 (in thousands)
Foreign exchange contracts	Interest and other income (expense), net	$5	$(65)

(8) Inventories

Inventories consist of the following:

(In thousands)	October 1, 2011	December 31, 2010
Raw materials	$18,529	$14,862
Work-in-process	19,068	12,307
Finished products	11,018	9,919
Balance, end of the period	$48,615	$37,088

(9) Notes Payable

We have a line of credit agreement with a brokerage firm. Under the terms of this agreement, we may borrow funds at a cost equal to the current Federal funds open rate plus 125 basis points (approximately 1.33% as of October 1, 2011). Funds are advanced to us under this facility based on pre-determined advance rates on the cash and securities held by us in this brokerage account. Under this facility, we may borrow up to 75% of our total cash, cash equivalents and investments balance in this brokerage account with no restriction in the use of those assets. This agreement has no set expiration date and there are no loan covenants, other than the aforementioned collateral requirement. As of October 1, 2011 and as of December 31, 2010, $4.0 million and $6.0 million, respectively, were outstanding under this facility, with a related collateral requirement of approximately $5.3 million and $8.0 million, respectively of our cash, cash equivalents and investments.

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

	Three Months Ended		Nine Months Ended
(In thousands)	October 1, 2011	October 2, 2010	October 1, 2011	October 2, 2010
Balance, beginning of the period	$4,717	$2,257	$2,903	$1,907
Service contracts sold during the period	1,132	925	5,713	2,500
Service contract revenue recognized during the period	(1,120)	(879)	(3,887)	(2,104)
Balance, end of the period	$4,729	$2,303	$4,729	$2,303
Balance sheet classification
Deferred service income-short term	$3,360	$2,303
Deferred service income-long term	1,369	—
Balance, end of period	$4,729	$2,303

Other current liabilities

Other current liabilities consist of the following:

(In thousands)	October 1, 2011	December 31, 2010
Salaries and benefits	$7,976	$7,513
Warranty accrual	2,276	2,111
Accrued taxes-other	1,575	291
Capital lease, current portion	174	165
Advanced billing	1,202	—
Other	1,280	1,948
Balance, end of the period	$14,483	$12,028

Warranty Accrual

We generally warrant our new and refurbished products for material and labor to repair the product for a period of twelve and three months, respectively, from the date of customer acceptance. Accordingly, an accrual for the estimated cost of the warranty is recorded at the time the product is shipped. Extended warranty terms, if granted, result in deferral of revenue equating to our standard pricing for similar service contracts. Recognition of the related warranty cost is deferred until product revenue is recognized. Factors that affect our warranty liability include the number of installed units, historical and anticipated rates of warranty claims, and cost per claim. We periodically assess the adequacy of our recorded warranty liabilities and adjust the amounts as necessary. We believe our warranty accrual, as of October 1, 2011, is sufficient to satisfy outstanding obligations as of that date. Changes in our warranty accrual are as follows:

	Three Months Ended		Nine Months Ended
(In thousands)	October 1, 2011	October 2, 2010	October 1, 2011	October 2, 2010
Balance, beginning of the period	$2,674	$2,120	$2,111	$1,710
Warranties accrued for shipments during the period	545	1,140	2,313	2,433
Settlements made during the period	(529)	(376)	(1,633)	(900)
Changes in accrued warranty liabilities	(414)	(408)	(515)	(767)
Balance, end of the period	$2,276	$2,476	$2,276	$2,476

Advanced Billings

On occasion, we require, or our customers pay, a deposit in advance of order shipment. These amounts are classified as advanced billings until the related order ships. The balance of $1.2 million of advanced billings was from multiple customers as of October 1, 2011. There were no advance payments received as of December 31, 2010.

(11) Other Liabilities

Other liabilities consist of the following:

(In thousands)	October 1, 2011	December 31, 2010
Deferred rent	$57	$31
Deferred compensation	1,012	1,154
Long-term income taxes payable	3,470	1,426
Deferred service income-long term	1,369	—
Asset retirement obligation	1,897	1,726
Postretirement medical obligation	864	831
Long-term capital lease	30	176
Other	311	—
Balance, end of the period	$9,010	$5,344

Pursuant to the terms of the lease amendment signed in October 2009, in consideration for the waiver of certain asset retirement obligations set forth in the original lease of a building in San Jose, California, we paid the landlord $0.6 million and surrendered possession of the premises on March 31, 2010.

(12) Accumulated Other Comprehensive Income

The components of comprehensive income, net of tax, are as follows:

	Three Months Ended		Nine Months Ended
(In thousands)	October 1, 2011	October 2, 2010	October 1, 2011	October 2, 2010
Net income	$10,464	$4,902	$28,059	$10,467
Other comprehensive income (loss):
Unrealized gain (loss) on available-for-sale investments	(30)	(15)	38	(44)
Unrealized gain (loss) on available-for-sale investments	(30)	(15)	38	(44)
Change in minimum postretirement medical obligation	1	15	5	45
Comprehensive income	$10,435	$4,902	$28,102	$10,468

Accumulated other comprehensive loss, net of tax, is comprised of the following items:

(In thousands)	October 1, 2011	December 31, 2010
Unrealized gain (loss) on:
Available-for-sale investments	$(24)	$(62)
Change in minimum postretirement medical obligation	(51)	(56)
Accumulated other comprehensive loss at end of period	$(75)	$(118)

(13) Employee Benefit Plans

Employee bonus plans

We currently sponsor an executive incentive bonus plan that distributes employee awards based on the achievement of predetermined targets. We recorded a charge of $0.8 million and $2.6 million under this bonus plan for the three month and nine month periods ended October 1, 2011, respectively, as compared to $0.8 million and $2.6 million for the corresponding periods of 2010.

Employee savings and retirement plans

We sponsor a 401(k) employee salary deferral plan that allows voluntary contributions by all full-time employees of from 1% to 20% of their pretax earnings. We may also make matching contributions to this plan at our discretion. Employees are eligible for the matching plan if they contribute at least 2% of their compensation. Our contributions, when made, are limited to a maximum of 6% of the employee’s compensation if the company exceeds certain income levels. We contributed $0.2 million and $0.5 million to this plan for the three month and nine month periods ended October 1, 2011, respectively, and had no contributions for the corresponding periods of 2010.

We also sponsor an executive non-qualified deferred compensation plan (the “Plan”) that allows qualifying executives to defer current cash compensation. As of October 1, 2011, Plan assets of $0.7 million, representing the cash surrender value of life insurance policies held by us, and liabilities of $1.0 million were included in our Consolidated Balance Sheets under the captions “Other assets” and “Other liabilities”, respectively. The related Plan expenses for each of the three month periods ended October 1, 2011 and October 2, 2010 were immaterial.

Postretirement benefits

We have committed to providing and fully paying for lifetime postretirement medical and dental benefits to our Chief Executive Officer and Chief Financial Officer and their spouses, commencing after retirement. We recorded net periodic benefit costs of an immaterial amount for the three month and nine month periods ended October 1, 2011 and October 2, 2010.

(14) Income Taxes

For the three month and nine month periods ended October 1, 2011, we recorded an income tax provision of $1.0 million and $2.4 million, respectively, as compared to $0.1 million and $0.3 million for the comparable periods in 2010. The income tax provision recognized for the nine months ended October 1, 2011 resulted primarily from federal, foreign and state income taxes.

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

We currently have a full valuation allowance against our U.S. net deferred tax asset. We continue to monitor the relative weight of positive and negative evidence of future profitability in relevant jurisdictions. As of October 1, 2011, we have experienced historical profitability. However, as of October 1, 2011, we have determined that the following negative evidence outweighs the positive evidence such that it is not more likely than not that we will generate sufficient taxable income in the relevant jurisdictions to utilize our deferred tax assets and release the associated valuation allowance:

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

As a result of our analysis, we concluded that it is more likely than not that, as of October 1, 2011, our net deferred tax assets will not be realized, with the exception of those in Japan and Taiwan. Therefore, we continue to provide a full valuation allowance against net deferred tax assets outside of Japan and Taiwan. We closely monitor available evidence, and may release some or all of the valuation allowance in future periods.

We are subject to U.S. federal and state tax examinations for years 1994 forward and 1997 forward, respectively, by virtue of the tax attributes carrying forward from those years. We are also subject to audits in the foreign jurisdictions in which we operate for years 2004 and forward. There are no material income tax audits currently in progress as of October 1, 2011.

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

In August 2008 and December 2009, we entered into agreements with a leasing company for the sale and leaseback of certain assets for an initial term of four years. The sale prices of these items were $6.8 million and $5.4 million in 2008 and 2009, respectively. There was no gain or loss from these transactions. Under these sale-leaseback arrangements, we have an option to purchase the assets back at the future current fair market value upon the expiration of the lease in 2012 and 2013, respectively. These leases are classified as operating leases in accordance with ASC Topic 840, Leases. In January 2009, we bought back assets with values totaling $1.3 million. We did not buy back any assets during the three month and nine month periods ended October 1, 2011. In April 2010, we bought back an asset with a value of $1.2 million. As of October 1, 2011, the minimum future lease payments to be made under these agreements were $2.3 million.

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

On April 19, 2011, the Riverside County Superior Court ruled in our favor with respect to the malicious prosecution claim. Judgment was formally entered in our favor on September 27, 2011.

Item 2.        Management's Discussion and Analysis of Financial Condition and Results of Operations

Certain of the statements contained herein, which are not historical facts and which can generally be identified by words such as “anticipates,” “expects,” “intends,” “will,” “could,” “believes,” “estimates,” “continues,” and similar expressions, are forward-looking statements under Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that involve risks and uncertainties, such as risks related to timing, delays, deferrals and cancellations of orders by customers, including as a result of semiconductor manufacturing capacity as well as our customers’ financial condition and demand for semiconductors; demand for consumer devices; industry growth within our served markets; cyclicality in the semiconductor and nanotechnology industries; continued delivery of financial performance and value; general economic and financial market conditions including impact on capital spending, as well as difficulty in predicting changes in such conditions; rapid technological change and the importance of timely product introductions; customer concentration; our dependence on new product introductions and market acceptance of new products and enhanced versions of our existing products; lengthy sales cycles, including the timing of system installations and acceptances; lengthy and costly development cycles for laser-processing and lithography technologies and applications; integration, development and associated expenses of the laser thermal processing operation; pricing pressures and product discounts; high degree of industry competition; intellectual property matters; changes in pricing by us, our competitors or suppliers; international sales and operations; timing of new product announcements and releases by us or our competitors; ability to volume produce systems and meet customer requirements; sole or limited sources of supply; effect of capital market fluctuations on our investment portfolio; ability and resulting costs to attract or retain sufficient personnel to achieve our targets for a particular period; dilutive effect of employee stock option grants on net income per share, which is largely dependent upon our achieving and maintaining profitability and the market price of our stock; mix of products sold; outcome of litigation; manufacturing variances and production levels; timing and degree of success of technologies licensed to outside parties; product concentration and lack of product revenue diversification; inventory obsolescence; asset impairment; changes to financial accounting standards; effects of certain anti-takeover provisions; future acquisitions; volatility of stock price; foreign government regulations and restrictions; business interruptions due to natural disasters or utility failures; environmental regulations; and any adverse effects of the public health issues, wars or terrorist attacks in the United States or elsewhere, or government responses thereto, or military actions in Iraq, Afghanistan and elsewhere, on the economy in general, or on our business in particular. Due to these and additional factors, the statements, historical results and percentage relationships set forth below are not necessarily indicative of the results of operations for any future period. These forward-looking statements are based on management’s current beliefs and expectations, some or all of which may prove to be inaccurate, and which may change. We undertake no obligation to revise or update any forward-looking statements to reflect any event or circumstance that may arise after the date of this report.

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

Net Sales

Third Quarter

	Three Months Ended
(In thousands, except percentages)	October 1, 2011	October 2, 2010	Amount of Change	Percentage Change
Sales of:
Products	$49,283	$33,814	$15,469	45.7%
Services	5,361	3,998	1,363	34.1%
Licenses	300	125	175	140.0%
Total net sales	$54,944	$37,937	$17,007	44.8%

Net sales consist of revenues from products (system, system upgrades, and spare parts sales), services, and licensing of technologies. Product sales increased 45.7%% to $49.3 million for the three month period ended October 1, 2011, compared to $33.8 million in the corresponding quarter of 2010. The increase was due to (i) increased systems sales of $14.6 million, (ii) decreased systems upgrades of $0.5 million and (iii) increased parts sales of $1.4 million; as compared to the corresponding periods of 2010. The increase in product revenue was the result of unit increases in our products of our semiconductor market systems.

On a product market application basis, systems sales (which includes system upgrades) to the semiconductor market increased $4.0 million to $34.8 million for the three month period ended October 1, 2011, compared to $30.8 million in the corresponding quarter of 2010. The increase was primarily due to an increase in units sold. Semiconductor industry sales consist of sales to the advanced packaging market, the laser processing applications market and the semiconductor market.

Nanotechnology market sales were $10.0 million for the three month period ended October 1, 2011 compared to no system sales in the corresponding quarter of 2010. The increase in sales resulted from multiple orders. System sales to the nanotechnology market are highly dependent on customer capacity demand in the industries we serve, including HBLED, thin film heads, automotive MEMS, LED/laser diodes, and ink jet print heads, and therefore we expect to experience significant variations in sales to this market from quarter to quarter.

Service sales for the three months ended October 1, 2011 increased $1.4 million to $5.4 million as compared to $4.0 million during the same period of 2010. The increase in service revenue was the result of increased billable services of $0.9 million, service contract revenue of $0.2 million and an increase in training revenue of $0.2 million.

License sales consisted of $0.3 million of royalty revenues for the three months ended October 1, 2011 as compared to $0.1 million of royalty revenue for the corresponding quarter of October 2, 2010. License revenue fluctuations are due to the timing and frequency of tool resales by our existing customers to third parties and royalty arrangements. Pursuant to our license arrangements, such transactions are subject to a license fee based on units sold. Future revenues from licensing activities, if any, will be contingent upon existing and future licensing arrangements. We may not be successful in generating licensing revenues in the future and do not anticipate the recognition of significant levels of licensing income during the remainder of 2011.

At October 1, 2011, we had $10.2 million of net deferred product and services income compared to $13.6 million at December 31, 2010. The gross amount of deferred revenues at October 1, 2011 was $15.7 million as compared to $20.1 million at December 31, 2010. The gross amount of deferred costs at October 1, 2011 was $5.5 million as compared to $6.5 million at December 31, 2010. Deferred product income is recognized as revenue upon satisfying the contractual obligations for installation and/or customer acceptance. Deferred services income is recognized as revenue ratably over the contract period (for time-based service contracts), or as purchased services are rendered (for contracts based on a purchased quantity of hours).

For the three months ended October 1, 2011, international net sales increased $4.5 million to $34.3 million or 62.5% of total net sales, as compared with $29.8 million, or 78.4% of total net sales for the corresponding quarter of 2010. The decrease in international sales as a percentage of total sales was due to an increase in domestic sales from a customer with a multiple system order. We do not consider this event to be a sustainable trend in domestic sales. For the three months ended October 1, 2011 compared to the corresponding 2010 quarter, (i) sales to Europe increased by $0.2 million, (ii) sales to Japan increased by $0.2 million, (iii) sales to Taiwan increased by $1.8 million, (iv) sales to Korea decreased $1.2 million, and (v) sales to the rest of Asia increased by $3.5 million.

Our international revenue generally is not subject to significant exchange rate fluctuations, principally because sales contracts for our systems are mainly denominated in U.S. dollars. In Japan, however, orders are sometimes denominated in Japanese yen. Yen denominated contracts subject us to the risk of currency fluctuations. We attempt to mitigate this risk by entering into foreign currency forward exchange contracts for the period between when an order is received and when it is recorded as revenue. After recording revenue, we use various mechanisms such as natural hedges to offset substantial portions of the gains or losses associated with our Japanese yen denominated receivables due to exchange rate fluctuations. We had approximately 60.9 million Japanese yen denominated receivables at October 1, 2011. International sales expose us to a number of additional risks, including fluctuations in the value of local currencies relative to the U.S. dollar, which impact the relative cost of ownership of our products and, thus, the customer’s willingness to purchase our product. (See Part II, Item 1A, “Risk Factors” herein).

Year-To-Date

	Nine Months Ended
(In thousands, except percentages)	October 1, 2011	October 2, 2010	Amount of Change	Percentage Change
Sales of:
Products	$140,736	$85,419	$55,317	64.8%
Services	14,786	11,322	3,464	30.6%
Licenses	750	250	500	200.0%
Total net sales	$156,272	$96,991	$59,281	61.1%

Product sales increased 64.8% to $140.7 million for the nine month period ended October 1, 2011 as compared to the same quarter in 2010. The increase was due to (i) increased systems sales of $48.7 million, (ii) increased systems upgrades of $1.9 million, and (iii) increased parts sales of $4.7 million. The increase in product revenue was primarily the result of unit increases.

On a product market applications basis during the nine months ended October 1, 2011, system sales (which includes system upgrade sales) to the semiconductor industry increased by $34.1 million to $106.9 million from the corresponding period of 2010. The increase was primarily due to an increase in units sold. Semiconductor industry sales consist of sales to the advanced packaging market, the laser processing applications market and the semiconductor market.

Nanotechnology market sales were $20.3 million for the nine month period ended October 1, 2011 compared to $3.9 million of system sales in the corresponding period of 2010. The increase in sales was from multiple customers with multiple system orders. System sales to the nanotechnology market are highly dependent on customer capacity demand in the industries we serve, including thin film heads, automotive MEMS, LED/laser diodes, HBLED, and ink jet print heads, and therefore we expect to experience significant variations in sales to this market from quarter to quarter.

Service revenue during the nine months ended October 1, 2011 increased by $3.5 million to $14.8 million from the comparable period of 2010. Revenues from licensing activities increased by $0.5 million in the nine months ended October 1, 2011 as compared to the same period of 2010. During the period ending October 2, 2010 there was $0.3 million licensing revenue associated with royalty arrangements.

For the nine months ended October 1, 2011, international net sales increased $12.9 million to $86.9 million, or 55.6% of total net sales, as compared with $74.0 million, or 76.4% of total net sales, for the comparable period of 2010. The decrease in international sales as a percentage of total sales was due to an increase in domestic sales from a customer with a multiple system order. We do not consider this to be a sustainable trend. For the nine months ended October 1, 2011, as compared to the same period of 2010, the $12.9 million increase in international revenue was due to (i) increased sales to Taiwan of $3.5 million, (ii) decreased sales to Korea of $3.9 million, (iii) decreased sales to Europe of $5.5 million, (iv) increase in sales to Japan of $4.2 million and (v) increased sales to the rest of Asia of $14.6 million.

Gross Profit

On a comparative basis, gross margins increased to 53.5% for the three month period ended October 1, 2011, compared to 48.8% for the corresponding period of 2010. This 4.7 percentage point increase in gross margin was due to (i) a 3.2 percentage point increase resulting from lower material costs caused by a change in product mix, and, (ii) a 1.7 percentage point increase due to a decrease in service cost of sales due to better performance of tools under service contracts, partially offset by (iii) a 0.2 percentage point decrease related to higher inventory reserve provisions during the three month period ended October 1, 2011 as compared to the corresponding period of 2010.

Gross margin for the nine month period ended October 1, 2011 increased to 51.6% compared to 50.8% in the corresponding quarter of 2010. This 0.8 percentage point increase was due to (i) a 1.4 percentage point increase due to a decrease in service costs from improved tool performance under service contracts, partially offset by (ii) a 0.3 percentage point decrease due to higher material costs caused by a change in product mix and, (iii) a 0.3 percentage point decrease due to higher inventory reserve provisions for nine month period ended October 1, 2011 as compared to the corresponding period of 2010.

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

Operating Expenses

Third Quarter

	Three Months Ended
(In thousands, except percentages)	October 1, 2011	October 2, 2010	Amount of Change	Percentage Change
Research, development, and engineering	$6,349	$4,980	$1,369	27.5%
Selling, general, and administrative	11,484	8,634	2,850	33.0%
Total operating expenses	$17,833	$13,614	$4,219	31.0%

Research, development and engineering expenses for the three month period ended October 1, 2011 were $6.3 million, as compared to $5.0 million for the corresponding period in 2010. This increase was attributable to (i) $0.3 million in salaries expense from increased headcount, (ii) $0.4 million increase in contributions to fund external research projects, (iii) $0.4 million in engineering contracted services, (iv) $0.1 of stock-based compensation expense, and (v) $0.1 million in travel-related expenses, as compared to the corresponding quarter in 2010. As a percentage of net sales, research, development and engineering expenses for the three month period ended October 1, 2011 decreased to 11.6% from 13.1% for the corresponding quarter of 2010. This percentage decrease was due to the increase in net sales as compared to the corresponding quarter of 2010.

Selling, general, and administrative expenses for the three month period ended October 1, 2011 were $11.5 million as compared to $8.6 million for the corresponding quarter of 2010. This increase was attributable to (i) $1.1 million of stock-based compensation expense, (ii) $0.7 million in salaries expense, of which $0.5 million was non-recurring in nature and the remainder was due to an increase in headcount, (iii) $0.4 million in travel-related expenses, (iv) $0.4 professional services expense, and (v) $0.3 million in sales commission expense. As a percentage of net sales, selling, general and administrative expenses for the three months ended October 1, 2011 decreased to 20.9% from 22.8% for the corresponding quarter of 2010. This percentage decrease was due to the increase in net sales as compared to the corresponding quarter of 2010.

Year-To-Date

	Nine Months Ended		Amount of Change	Percentage Change

(In thousands, except percentages)	October 1, 2011	October 2, 2010
Research, development, and engineering	$17,832	$14,610	$3,222	22.1%
Selling, general, and administrative	32,301	24,091	8,210	34.1%
Total operating expenses	$50,133	$38,701	$11,432	29.5%

Research, development and engineering expenses for the nine month period ended October 1, 2011 were $17.8 million as compared to $14.6 million for the corresponding period in 2010. This increase was due to the following (i) $1.0 million in outside services expenses, (ii) $0.8 million salaries expenses from increased headcount, (iii) $0.4 million for engineering parts, (iv) $0.4 million stock compensation expenses, (v) $0.4 million of contributions to fund external research projects, and (v) $0.2 million of travel-related expenses. As a percentage of net sales, research, development and engineering expenses for the nine month period ended October 1, 2011 decreased to 11.4% from 15.1% for the corresponding period of 2010. This percentage decrease was due to the increase in net sales as compared to the corresponding quarter of 2010.

Selling, general and administrative expenses were $32.3 million for the nine month period ended October 1, 2011 as compared with $24.1 million for the corresponding period in 2010. This increase was due to the following: (i)  $2.4 million of stock-based compensation expense, (ii) $2.3 million of salaries expenses, of which $1.0 million was non-recurring in nature and the remainder was due to headcount increases, (iii) $2.0 million of professional services expense, (iv) $0.8 million travel-related expenses, (v) $0.4 million in sales commission expense, and (vi) $0.3 million in facilities and other expenses. As a percentage of total net sales, selling, general and administrative expenses for the nine month period ended October 1, 2011 decreased to 20.7% from 24.8% for the corresponding period of 2010. This decrease was due to the increase in net sales as compared to the corresponding period of 2010 discussed above.

Interest and Other Income (Expense), Net

Interest and other income (expense), net, which consists primarily of interest income and gain (loss) from foreign currency exchange, was a net loss of $0.1 million and immaterial for the three month and nine month periods ended October 1, 2011, respectively. In comparison, interest and other income the three month and nine month periods ended October 2, 2010 were $0.1 million and $0.3 million, respectively.

The cost of securities sold was determined based on the specific identification method. As of October 1, 2011, the weighted-average maturity of our investment portfolio was less than a year. Changes in interest rates have had, and will continue to have, an impact on our interest income.

Provision for Income Taxes

For the three month and nine month periods ended October 1, 2011, we recorded an income tax provision of $1.0 million and $2.4 million, respectively, as compared to $0.1 million and $0.3 million for the comparable periods in 2010. The income tax provision recognized for the three month and nine month periods ended October 1, 2011 resulted primarily from U.S. federal and state and foreign income taxes. Income tax estimates can be affected by whether and within which jurisdictions future earnings will occur and how and when cash is repatriated to the United States, as well as other aspects of an overall income tax strategy. Additionally, taxing jurisdictions could retroactively disagree with our tax treatment of certain items, and some historical transactions have income tax effects going forward. Accounting rules require these future effects to be evaluated using current laws, rules and regulations, each of which can change at any time and in an unpredictable manner. We believe we have adequately provided for any reasonably foreseeable outcome related to these matters, and we do not anticipate any material earnings impact from their ultimate resolution.

Each quarter we assess the likelihood that we will be able to recover our deferred tax assets. We consider available evidence, both positive and negative, including historical levels of income, expectations and risks associated with estimates of future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance. As a result of our analysis, we concluded that it is more likely than not that, as of October 1, 2011, our net deferred tax assets will not be realized, with the exception of those in Japan and Taiwan. Therefore, we continue to provide a full valuation allowance against net deferred tax assets outside of Japan and Taiwan.

It is possible that sometime in the next 12 months the positive evidence will be sufficient to release a material amount of our valuation allowance; however there is no assurance that this will occur.

We are subject to federal and state tax examination for years 1994 forward and 1997 forward, respectively, by virtue of the tax attributes carrying forward from those years. We are also subject to audits in the foreign jurisdictions in which we operate for years 2004 and forward. There are no material income tax audits currently in progress as of October 1, 2011.

Outlook

The anticipated timing of orders, shipments and customer acceptances usually requires that we fill a number of production slots in any given quarter in order to meet our sales targets. If we are unsuccessful in our efforts to secure those production orders, or if existing production orders are delayed or cancelled, our results of operations will be materially adversely impacted. Accordingly, we may not be able to achieve or maintain our current or prior level of sales. We presently expect net sales for the fourth quarter of 2011 to increase by approximately 5% to 10% from the net sales reported in the third quarter of 2011. We anticipate earnings per share for the fourth quarter of 2011 to increase sequentially by approximately 5%. We anticipate our cash flow to be positive for the remaining quarter of 2011.

Because our net sales are subject to a number of risks, including risks associated with the market acceptance of our new laser processing product line, delays in customer acceptance, intense competition in the capital equipment industry, uncertainty relating to the timing and market acceptance of our products, and the condition of the macro-economy and the semiconductor industry and the other risks described in this report and in our Annual Report on Form 10-K for the year ended December 31, 2010, we may not exceed or even maintain our current or prior level of net sales for any period in the future. Additionally, we believe that the market acceptance and volume production of our advanced packaging systems, laser processing systems and our 1000 Platform steppers are of critical importance to our future financial results. At October 1, 2011, these critical systems represented approximately 87.3% of our backlog. To the extent that these products do not achieve or maintain significant sales due to difficulties involving suppliers, manufacturing or engineering, the inability to reduce the current long manufacturing cycles for these products, competition, excess capacity in the semiconductor or nanotechnology device industries, or for any other reason, our business, financial condition and results of operations would be materially adversely affected.

We expect sales to international customers will continue to represent a significant portion of our revenues for the remainder of fiscal 2011.

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operating activities was $29.8 million for the nine months ended October 1, 2011, compared with $24.8 million of cash provided by operations for the comparable period in 2010. Net cash provided by operating activities during the nine months ended October 1, 2011 was attributable to (i) $37.4 million of cash provided from operations activities after non-cash adjustments and (ii) $7.6 million net cash used by changes in our working capital.

Changes in working capital inflows were due to (i) $3.6 million increase in long term liabilities, (ii) timing of payments and accruals in accounts payable of $2.5 million, (iii) $2.5 million in changes in other liabilities, and (iv) $1.4 million from changes in other assets.

Working capital outflows were due to (i) purchases of raw material inventories to meet production needs of $11.5 million, (ii)  timing differences between shipments to customers and revenue recognition activities in deferred income of $3.5 million, (iii) $2.1 million in accounts receivable, and (iv) reduction of prepaid expenses and other current assets of $0.5 million.

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

During the nine months ended October 1, 2011, net cash used in investing activities was $40.4 million, attributable to net purchase of short-term investments of $37.4 million and capital expenditures of $3.0 million.

Net cash provided by financing activities was $9.7 million during the nine months ended October 1, 2011. The increase was attributable to proceeds from the issuance of common stock and restricted stock units, net of taxes paid of $11.7 million and net repayment of borrowings of $2.0 million of notes payable.

At October 1, 2011, we had working capital of $268.3 million. Our principal sources of liquidity at October 1, 2011 consisted primarily of $216.8 million in cash, cash equivalents and short-term investments, net of outstanding borrowings under our line of credit. We have a line of credit agreement with a brokerage firm. Under the terms of this agreement, we may borrow funds at a cost equal to the current Federal funds open rate plus 125 basis points (approximately 1.33% as of October 1, 2011). Certain of our cash, cash equivalents and marketable securities secure borrowings outstanding under this facility, but we are not restricted in the use of those assets. Funds are advanced to us under this facility in accordance with pre-determined advance rates based on the cash and securities held by us in this brokerage account. This agreement has no set expiration date and there are no loan covenants other than a collateral requirement. As of October 1, 2011, $4.0 million was outstanding under this facility, with a related collateral requirement of approximately $5.3 million of our cash, cash equivalents and short-term investments.

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

Interest Rate Risk

Our exposure to market risk due to potential changes in interest rates relates primarily to our investment portfolio, which consisted primarily of fixed interest rate instruments as of October 1, 2011. We maintain an investment policy designed to ensure the safety and preservation of our invested funds by limiting market risk and the risk of default.

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

As of October 1, 2011, we did not have any investments in mortgage backed or auction rate securities or any security investments in the financial service sector. However, we intend to closely monitor developments in the credit markets and make appropriate changes to our investment policy as we deem necessary or advisable. Based on our ability to liquidate our investment portfolio and our expected operating cash flows, we do not anticipate any liquidity constraints as a result of the current credit environment.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the three month period ended October 1, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On April 19, 2011, the Riverside County Superior Court ruled in our favor with respect to the malicious prosecution claim. Judgment was formally entered in our favor on September 27, 2011.

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

Sales of our systems depend, in significant part, upon the decision of a prospective customer to increase manufacturing capacity, replace older equipment or to restructure current manufacturing facilities, any of which typically involves a significant commitment of capital. Many of our customers in the past have canceled or postponed the development of new manufacturing facilities and have substantially reduced their capital equipment budgets. In view of the significant investment involved in a system purchase, we have experienced and may continue to experience delays following initial qualification of our systems as a result of delays in a customer’s approval process. Additionally, we are presently receiving orders for systems that have lengthy delivery schedules, which may be due to longer production lead times or a result of customers’ capacity scheduling requirements. For these and other reasons, our systems typically have a lengthy sales cycle during which we may expend substantial funds and management effort in securing a sale. Lengthy sales cycles subject us to a number of significant risks, including inventory obsolescence and fluctuations in operating results, over which we have little or no control. In order to maintain or exceed our present level of net sales, we are dependent upon obtaining orders for systems that will ship and be accepted in the current period. We may not be able to obtain those orders. Other important factors that could cause demand for our products to fluctuate include:

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

As of October 1, 2011, we had outstanding options to purchase and outstanding restricted stock units for a total of 4.2 million shares of our Common Stock. Among other determinants, the market price of our stock has a major bearing on the number of shares subject to outstanding stock options and restricted stock units that are included in the weighted-average shares used in determining our net income per share. During periods of extreme volatility, the impact of higher stock prices can have a materially dilutive effect on our net income per share. Additionally, shares subject to outstanding options and restricted stock units are excluded from the calculation of net income per share when we have a net loss or when the exercise price and the average unrecognized compensation cost of the stock option or restricted stock unit is greater than the average market price of our Common Stock, as the impact of the stock options or restricted stock units would be anti-dilutive.

We sell our products primarily to a limited number of customers and to customers in a limited number of industries, which subjects us to increased risks related to the business performance of our customers, and therefore their need for our products, and the business cycles of the markets into which we sell.

Historically, we have sold a substantial portion of our systems to a limited number of customers. In the three-month period ended October 1, 2011, our top five customers accounted for 78.7% of our system sales compared to 74.1% in the corresponding period of 2010. We expect that sales to a relatively few customers will continue to account for a high percentage of our net sales in the foreseeable future and believe that our financial results depend in significant part upon the success of these major customers and our ability to meet their future capital equipment needs. Although the composition of the group comprising our largest customers may vary from period to period, the loss of a significant customer or any reduction in orders by a significant customer, including reductions due to market, economic or competitive conditions in the semiconductor, semiconductor packaging or nanotechnology industries or in the industries that manufacture products utilizing integrated circuits, thin film heads or other nanotechnology components, would likely have a material adverse effect on our business, financial condition and results of operations. Our ability to maintain or increase our sales in the future depends, in part, on our ability to obtain orders from new customers as well as the financial condition and success of our existing customers, the semiconductor and nanotechnology industries and the economy in general.

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

On a market application basis, sales to the semiconductor industry, primarily for advanced packaging applications and laser thermal processing applications, accounted for 77.6% and 100% of our system revenue for the three months ended October 1, 2011 and the corresponding period in 2010, respectively. We had $10.0 million of sales to nanotechnology manufacturers, including micro systems, thin film head and optical device manufacturers, for the three months ended October 1, 2011 as compared to no sales for the corresponding period of 2010. Systems revenue for nanotechnology accounted for 22.4% of systems revenue for the three months ended October 1, 2011, as compared to no revenue for the corresponding period in 2010.

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

Although we attempt to protect our intellectual property rights through patents, copyrights, trade secrets and other measures, we believe that our success will depend more upon the innovation, technological expertise and marketing abilities of our employees. Nevertheless, we have a policy of seeking patents when appropriate on inventions resulting from our ongoing research and development and manufacturing activities. Our intellectual property portfolio has 276 patents either awarded or pending with expiration dates ranging from December 2011 to March 2029. In addition, we have various registered trademarks and copyright registrations covering mainly applications used in the operation of our systems. We also rely upon trade secret protection for our confidential and proprietary information. We may not be able to protect our technology adequately and competitors may be able to develop similar technology independently. Our pending patent applications may not be issued or U.S. or foreign intellectual property laws may not protect our intellectual property rights. In addition, litigation may be necessary to enforce our patents, copyrights or other intellectual property rights, to protect our trade secrets, to determine the validity and scope of the proprietary rights of others or to defend against claims of infringement. Such litigation has resulted in, and in the future could result in, substantial costs and diversion of resources and could have a material adverse effect on our business, financial condition and results of operations, regardless of the outcome of the litigation. Patents issued to us may be challenged, invalidated or circumvented and the rights granted thereunder may not provide competitive advantages to us. Furthermore, others may independently develop similar technology or products, or, if patents are issued to us, design around the patents issued to us. Invalidation of our patents related to those technologies, or the expiration of patents covering our key technologies, could allow our competitors to more effectively compete against us, which could result in less revenue for us.

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

On April 19, 2011, the Riverside County Superior Court ruled in our favor with respect to the malicious prosecution claim. Judgment was formally entered in our favor on September 27, 2011. We believe that the outcome of these matters will not be material to our business, financial condition or results of operations.

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

International sales accounted for approximately 62.5% of total net sales for the three-month period ended October 1, 2011, compared to 78.4% in the corresponding period of 2010. The decrease in international sales as a percentage of total sales was due to an increase in domestic sales from a customer with a multiple systems order. We anticipate that international sales will continue to account for a significant portion of total net sales. As a result, a significant portion of our net sales will continue to be subject to certain risks, including unexpected changes in regulatory requirements; difficulty in satisfying existing regulatory requirements; exchange rate fluctuations; tariffs and other barriers; political and economic instability; difficulties in accounts receivable collections; reduced protection of intellectual property; natural disasters; difficulties in staffing and managing foreign subsidiary and branch operations; and potentially adverse tax consequences.

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

Our cash equivalent and short-term investment portfolio as of October 1, 2011 consisted of securities and obligations of U.S. government agencies, money market funds, commercial paper and corporate debt securities. We follow an established investment policy and set of guidelines to monitor, manage and limit our exposure to interest rate and credit risk. The policy sets forth credit quality standards and limits our exposure to any one issuer, as well as our maximum exposure to various asset classes.

As a result of current financial market conditions, investments in some financial instruments, such as structured investment vehicles, sub-prime mortgage-backed securities and collateralized debt obligations, may lose some or all of their value due to liquidity and credit concerns. As of October 1, 2011, we had no holdings in these categories of investments and no impairment charge associated with our short-term investment portfolio. Although we believe our current investment portfolio has little risk of impairment, we cannot predict future market conditions or market liquidity and our investment portfolio could become impaired.

Our investment portfolio may suffer losses from changes in market interest rates and changes in market conditions, which could materially and adversely affect our financial condition, results of operations or liquidity.

As of October 1, 2011, we had $220.8 million in cash, cash equivalents and short-term investments. We maintain an investment portfolio of cash equivalents and short-term investments in commercial paper and U.S. government-backed securities. These investments are subject to general credit, liquidity, and market and interest rate risks. Substantially all of these securities are subject to interest rate and credit risk and will decline in value if interest rates increase or one or more of the issuers’ credit ratings is reduced. As a result of any of the foregoing, we may experience a reduction in value or loss of liquidity of our investments, which may have a negative adverse effect on our results of operations, liquidity and financial condition.

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

Accounting policies affecting many other aspects of our business, including rules relating to revenue recognition, off-balance sheet transactions, employee stock options and other equity awards, restructuring, asset disposals and asset retirement obligations, derivative and other financial instruments are regularly under review and subject to revision. Changes to those rules or the questioning of how we interpret or implement those rules may have a material adverse effect on our reported financial results or on the way we conduct business. In addition, our preparation of financial statements in accordance with U.S. GAAP requires that we make estimates and assumptions that affect the recorded amounts of assets and liabilities, disclosure of those assets and liabilities at the date of the financial statements and the recorded amounts of expenses during the reporting period. A change in the facts and circumstances surrounding those estimates could result in a change to our estimates and could impact our future operating results.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Reserved

Item 5. Other Information

None.

Item 6. Exhibits

3.1(a)	Amended and Restated Certificate of Incorporation of the Registrant, filed October 6, 1993.
3.1.1(a)	Certificate of Amendment of the Amended and Restated Certificate of Incorporation of the Company, filed May 17, 1995.
3.1.2(a)	Certificate of Amendment of the Amended and Restated Certificate of Incorporation of the Company, filed June 17, 1998.
3.1.3(a)	Certificate of Amendment of the Amended and Restated Certificate of Incorporation of the Company, filed June 20, 2003.
3.1.4(b)	Certificate of Amendment of the Amended and Restated Certificate of Incorporation of the Company, filed August 31, 2009.
3.2(c)	Amended and Restated Bylaws of the Registrant, as amended.
10.1 (d)	1993 Stock Option/Stock Issuance Plan (amended and restated as of May 31, 2011)
31.1	Certification of Chief Executive Officer required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
 ____________________

(a)	Previously filed with our Quarterly Report on Form 10-Q for the quarter ended June 28, 2003 (Commission File No. 0-22248) and incorporated herein by reference.

(b)	Previously filed with our Quarterly Report on Form 10-Q for quarter ended October 3, 2009 (Commission File No. 0-22248) and incorporated herein by reference.

(c)	Previously filed with our Current Report on Form 8-K filed on October 20, 2008 (Commission File No. 0-22248) and incorporated herein by reference.

(d)	Previously filed with our Current Report on Form 8-K filed on July 25, 2011 (Commission File No. 0-22248) and incorporated herein by reference.

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

ULTRATECH, INC. (Registrant)

Date:	November 1, 2011	By:	/s/ BRUCE WRIGHT
Bruce Wright
Senior Vice President, Finance and Chief Financial Officer (Duly Authorized Officer and Principal Financial and Accounting Officer)

EXHIBIT INDEX

3.1(a)	Amended and Restated Certificate of Incorporation of the Registrant, filed October 6, 1993.
3.1.1(a)	Certificate of Amendment of the Amended and Restated Certificate of Incorporation of the Company, filed May 17, 1995.
3.1.2(a)	Certificate of Amendment of the Amended and Restated Certificate of Incorporation of the Company, filed June 17, 1998.
3.1.3(a)	Certificate of Amendment of the Amended and Restated Certificate of Incorporation of the Company, filed June 20, 2003.
3.1.4(b)	Certificate of Amendment of the Amended and Restated Certificate of Incorporation of the Company, filed August 31, 2009.
3.2(c)	Amended and Restated Bylaws of the Registrant, as amended.
10.1(d)	1993 Stock Option/Stock Issuance Plan (amended and restated as of May 31, 2011)
31.1	Certification of Chief Executive Officer required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
 ______________________

(a)	Previously filed with our Quarterly Report on Form 10-Q for the quarter ended June 28, 2003 (Commission File No. 0-22248) and incorporated herein by reference.

(b)	Previously filed with our Quarterly Report on Form 10-Q for the quarter ended October 3, 2009 (Commission File No. 0-22248) and incorporated herein by reference.

(c)	Previously filed with our Current Report on Form 8-K on October 20, 2008 (Commission File No. 0-22248) and incorporated herein by reference.

(d)	Previously filed with our Current Report on Form 8-K filed on July 25, 2011 (Commission File No. 0-22248) and incorporated herein by reference.

*
Exhibit 32.1 is being furnished and shall not be deemed to be filed for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, nor shall such exhibit be deemed to be incorporated by reference in any registration statement or other document filed under the Securities Act, or the Exchange Act, except as otherwise stated in such filing.