Form 10-K
period 2011-12-31
ULTRATECH INC
filed 2012-02-29
CIK 909791

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
————————————————————
FORM 10-K
(Mark one)

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Fiscal Year Ended December 31, 2011
Or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from              to
Commission File Number: 0-22248
————————————————————
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
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The aggregate market value of voting stock held by non-affiliates of the Registrant, as of July 2, 2011, was approximately $471,779,922 (based upon the closing price for shares of the Registrant’s common stock as reported by the NASDAQ Global Market on that date, the last trading date of the Registrant’s most recently completed second quarter). Shares of common stock held by each officer, director and holder of 5% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.
As of January 31, 2012, the Registrant had 26,113,018 shares of common stock outstanding.
————————————————————
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant’s Proxy Statement for the 2011 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K.

Ultratech, Inc.

PART I

ITEM 1.	BUSINESS

This Annual Report on Form 10-K contains, in addition to historical information, certain forward-looking statements that involve significant risks and uncertainties, which are difficult to predict, and are not guarantees of future performance. Such statements can generally be identified by words such as “anticipates,” “expects,” “intends,” “will,” “could,” “believes,” “estimates,” “continue,” and similar expressions. Our actual results could differ materially from the information set forth in any such forward-looking statements. Factors that could cause or contribute to such differences include those discussed below, as well as those discussed under “Item 1A. Risk Factors” and elsewhere in this Annual Report on Form 10-K.

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

Lithography

We supply step-and-repeat photolithography systems based on one-to-one (“1X”) imaging technology to customers located throughout North America, Europe and Asia. We believe that our 1X steppers utilizing the Wynne Dyson optical design offer cost and performance advantages, as compared with competitors’ contact aligners or reduction steppers, to semiconductor device manufacturers for applications involving line geometries of 0.75 microns or greater (“non-critical feature sizes”) and to nanotechnology manufacturers.

Advanced packaging for integrated circuits, specifically bump or wafer level chip scale packaging (“WLCSP”) techniques, require lithography steps in the device fabrication process. We continue to enhance our product offerings for bump, WLCSP processing and post passivation lithography (“PPL”). Our steppers are used to manufacture high volume, low cost semiconductors used in a variety of applications such as telecommunications, automotive control systems, power systems and consumer electronics. We also supply 1X photolithography systems to thin film head manufacturers and believe that our steppers offer advantages over certain competitive reduction lithography tools with respect to field size, throughput, specialized substrate handling and cost. Additionally, we supply 1X photolithography equipment to various other nanotechnology markets where certain technical features, such as high resolution at gh-line wavelengths, large depth of focus and custom size substrate handling, may offer advantages over certain competing tools.

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

The two principal types of steppers currently in use by the semiconductor industry are reduction steppers, which are the most widely used steppers, and 1X steppers. Reduction steppers, which typically have reduction ratios of four- or five-to-one, employ photomask patterns that are four or five times larger than the device pattern that is to be exposed on the wafer surface. In addition, there is now a fourth generation of lithography tools, known as step-and-scan systems, that typically address device sizes of 0.35 micron and below. In contrast to steppers, which require lenses that cover the entire field, step-and-scan optical systems have an instantaneous field just large enough to span the width of a field and employ scanning to stretch coverage over the entire field. Each scan is followed by re-registration of the wafer with respect to the mask, i.e. “stepping”, to create multiple fields covering the entire wafer. The smaller instantaneous field size of step-and-scan system projection optical systems allows them to resolve finer geometries and scanning allows them to cover larger fields.

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

In addition to enhancing our current lithography solutions, we have been developing new tools to serve new markets such as advanced annealing. The LSA100A tool is aimed at volume production of advanced state of the art devices. These products, based on the same platform and stage technology as our advanced lithography tools, employ a 3500 Watt carbon dioxide laser to activate ultra-shallow, transistor junctions. Annealing times are reduced from several seconds, typical for the current generation of Rapid Thermal Processing ("RTP") equipment, to a millisecond or less. This results in more abrupt junctions with higher dopant activation levels and leads to transistors with higher drive currents and lower leakage. While this technology is expected to be useful for multiple IC generations, we anticipate that eventually this technology will be superseded by a laser thermal processing technology that will exceed the melting point of silicon (1412°C) and reduce the processing time below one microsecond, thereby achieving even higher performance characteristics with almost “zero” thermal budget. We believe these new laser thermal processing technologies remove several critical barriers to future device scaling and will help to extend Moore’s Law well into the future.

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

For the advanced packaging market, we offer our AP series built on the Unity Platform®. These advanced packaging systems were developed for high volume bump and WLCSP manufacturing and PPL applications. They provide broadband or selective exposure (gh, i, or ghi-line), and are used in conjunction with downstream processes to produce a pattern of bumps, or metal connections, on the bond pads of the die for flip chip devices. Using flip chip interconnect offers reduced signal inductance, reduced power/ground inductance, die shrink advantages and reduced package footprint.

The AP series, consisting of the AP300 and AP200, is built on our Unity Platform and features a customer-configurable design that supports flexible manufacturing requirements as well as tool extendibility for multiple device generations. Designed to optimize productivity, the AP systems integrate the processing advantages associated with our advanced packaging lithography equipment with the productivity benefits of our new Unity Platform. We believe that these new lithography systems support a lower cost-of-ownership strategy due to significant throughput enhancements, higher reliability, and superior alignment and illumination systems.

The 1000 series systems are small field systems available with gh-line, i-line and broadband ghi-line illumination options. We offer the Sapphire 100 and Sapphire 100E for HBLED applications, the Star 100 for semiconductor and nanotechnology applications, and the Nanotech 190 for data storage applications for backend TFH processing. These 1000 series platform systems are typically used in the manufacture of HBLED’s, power devices, ASICs, analog devices and compound semiconductors. In addition, this platform is used for a number of nanotechnology applications.

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

The NanoTech steppers have enhanced capabilities directed at TFH backend, or rowbar processing applications. These steppers are used to expose the Air Bearing Surface (“ABS”) patterns on rowbars. We believe that our NanoTech steppers offer resolution and depth of focus advantages over alternative technologies to the manufacturers of nanotechnology components.

In 2010, we introduced the Sapphire 100 system, and in 2011 we introduced the Sapphire 100E system. These systems are configurable with customized options designed specifically for high volume HBLED manufacturing applications. The Sapphire 100 and the Sapphire 100E are also based on the 1000 Series platform, with additional features developed specifically for HBLED lithography applications. HBLED manufacturing requires special substrate handling capabilities for the small diameter sapphire and silicon carbide substrates used to manufacture the LED devices for display backlighting and general lighting applications. For HBLED applications, we believe our Sapphire 100 and our Sapphire 100E steppers offer depth of focus, productivity and yield improvement advantages over competitive product offerings.

In addition to selling new systems, we sell upgrades to systems in our installed base and refurbished systems. These refurbished systems typically have a purchase price that is lower than the purchase price for our new systems.

We offer an advanced laser-based thermal annealing tool, the LSA100A, built on our Unity Platform. Thermal annealing is used by the semiconductor industry for a variety of process steps, including activation of implanted impurities, dielectric film formation, formation of silicides and stabilization of copper grain structures. Annealing tools currently in use by manufacturers of semiconductor devices are furnaces and rapid thermal annealing, or RTP, systems. We believe there is a need for tools that anneal at higher temperatures for shorter periods of time and that our future laser annealing tools may ultimately provide this capability to the industry. The near-term application of our laser-based thermal annealing tools is anticipated to be in the area of source/drain dopant activation. However, we are also researching the use of these tools for other applications.

Our current systems are set forth below:

Product Line	Wavelength	Resolution (microns)
1X Steppers:
Sapphire 100	i-line, gh-line, ghi-line	0.8 - 2.0 (i and gh-line), 2.0 (ghi-line)
Sapphire 100E	i-line, gh-line, ghi-line	0.8 - 2.0 (i and gh-line), 2.0 (ghi-line)
Star 100	i-line, gh-line	0.8 - 2.0
NanoTech 190	gh-line	1.0 - 2.0
Prisma-ghi	ghi-line	2.0 - 4.0
AP200	ghi-line	2.0
AP300	ghi-line	2.0

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

We have historically devoted a significant portion of our financial resources to research and development programs and expect to continue to allocate significant resources to these efforts in the future. As of December 31, 2011, we had approximately 71 full-time employees engaged in research, development and engineering. For 2011, 2010 and 2009, total research, development and engineering expenses were approximately $23.6 million, $19.9 million and $18.8 million, respectively, and represented 11%, 14% and 20% of our net sales, respectively.

Sales and Service

We market and sell our products in North America, Europe and Asia principally through our direct sales organization. We also have service personnel based throughout the United States, Europe, Japan and the rest of Asia. We believe that as semiconductor and nanotechnology device manufacturers produce increasingly complex devices, they will require an increased level of support. Global support capability as well as product reliability, performance, yield, cost, uptime and mean time between failures are increasingly important factors by which customers evaluate potential suppliers of photolithography equipment. We believe that the strength of our worldwide service and support organization is an important factor in our ability to sell our systems, maintain customer loyalty and reduce the maintenance costs of our systems. In addition, we believe that working with our suppliers and customers is necessary to ensure that our systems are cost effective, technically advanced and designed to satisfy customer requirements.

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

Beginning in the fourth quarter of 2010, we have had a manufacturing operation in Singapore for production of our lithography products. This facility consists of approximately 18,000 square feet of additional clean-room production space for the manufacturing of our advanced packaging Unity AP products and HBLED Sapphire product platforms. Our Singapore manufacturing personnel undergo an extensive training program, including a minimum six-month training program at our San Jose manufacturing facility The first Singapore-based production lithography tools began manufacturing in the fourth quarter of 2010. In 2011, we manufactured, shipped, and recognized revenue from multiple production lithography tools from our Singapore location.

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

We procure some of our other critical systems’ components, subassemblies and services from single outside suppliers or a limited group of outside suppliers in order to ensure overall quality and timeliness of delivery. Many of these components and subassemblies have significant production lead times. To date, we have been able to obtain adequate services and supplies of components and subassemblies for our systems in a timely manner. We are actively engaged with a number of our Asia-based suppliers to provide high precision parts and major opto-mechanical and electro-mechanical sub-assemblies and modules for our lithography products both in Singapore and San Jose. However, disruption or termination of certain of these sources could result in a significant adverse impact on our ability to manufacture our systems. This, in turn, would have a material adverse effect on our business, financial condition and results of operations. Our reliance on a sole or a limited group of suppliers and our reliance on subcontractors involve several risks, including a potential inability to obtain an adequate supply of required components due to the suppliers’ failure or inability to provide such components in a timely manner, or at all, and reduced control over pricing and timely delivery of components. Although the timeliness, yield and quality of deliveries to date from our subcontractors have been acceptable, manufacture of certain of these components and subassemblies is an extremely complex process, and long lead-times are required. Any inability to obtain adequate deliveries or any other circumstance that would require us to seek alternative sources of supply or to manufacture such components internally could delay our ability to ship our products, which could damage relationships with current and prospective customers and have a material adverse effect on our business, financial condition and results of operations.

We maintain a company-wide quality and environmental program. Our San Jose operations achieved ISO 9001:1994 certification in 1996 and ISO 14001:1996 certification in March 2001. Our San Jose ISO 9001 certification was upgraded to the ISO 9001:2000 standard in January 2002, and to the ISO 9001:2008 standard in June 2010. Our San Jose ISO 14001 certification was upgraded to the ISO 14001:2004 standard in June 2006. Our ISO 9001 and 14001 certifications were expanded to our Singapore operation in August 2011. All certifications have been maintained uninterrupted through the date of this report.

Competition

The capital equipment industry in which we operate is intensely competitive. A substantial investment is required to install and integrate capital equipment into a semiconductor, semiconductor packaging or nanotechnology device production line. We believe that once a device manufacturer or packaging subcontractor has selected a particular supplier's capital equipment, the manufacturer generally relies upon that equipment for the specific production line application and, to the extent possible, subsequent generations of similar products. Accordingly, it is difficult to achieve significant sales to a particular customer once another supplier's capital equipment has been selected.

Advanced Packaging and HBLED Lithography

We experience competition in the advanced packaging lithography market from various reduction steppers and proximity and projection aligner companies such as Canon Incorporated (“Canon”), Nikon Corporation (“Nikon”), Suss Microtec AG (“Suss Microtec”), and Ushio and from the third party re-sale of used projection systems. We expect our competitors to continue to improve the performance of their current products and to introduce new products with improved price and performance characteristics. This could cause a decline in sales or loss of market acceptance of our steppers in our served markets, and thereby materially adversely affect our business, financial condition and results of operations. Enhancements to, or future generations of, competing products may be developed that offer superior cost of ownership and technical performance features. We believe that to be competitive, we will require significant financial resources to continue to invest in new product development, to invest in new features and enhancements to existing products, to introduce new generation stepper systems in our served markets on a timely basis, and to maintain customer service and support centers worldwide. In marketing our products, we may also face competition from suppliers employing other technologies. In addition, increased competitive pressure has led to intensified price-based competition in certain of our markets, resulting in lower prices and margins. Should these competitive trends continue, our business, financial condition and operating results may be materially adversely affected.

We have obtained a growing position in the high brightness lithography market and have successfully introduced our Sapphire 100 stepper into the HBLED market for various LED lithography applications. Our primary competition in these markets comes from contact and proximity aligners offered by companies such as Suss Microtec and Ushio, as well as third party sales of used reduction steppers. Although contact, proximity aligners, and used reduction steppers generally have lower purchase prices than 1X steppers, 1X steppers offer lower operating costs and total cost of ownership in most applications. We believe that most device manufacturers and HBLED fabs choose 1X steppers for the yield improvement, and lower modification costs, offered by the use of non-contact projection lithography.

Laser Thermal Processing

With respect to our laser annealing technologies, marketed under the LSA product name, our primary competition comes from companies such as Dainippon Screen Manufacturing Co., Ltd., Applied Materials, Inc. and Mattson Technology, Inc. Many of these companies offer products utilizing RTP, which is the current manufacturing technology. RTP does not prevent semiconductor device manufacturers from scaling the lateral dimensions of their transistors to obtain improved performance, but diffusion resulting from the time scales associated with RTP limits the vertical dimension of the junctions. Shorter annealing times result in shallower and more abrupt junctions and faster transistors. We believe that RTP manufacturers recognize the need to reduce thermal cycle times and are working toward this goal. Several companies have published papers on annealing tools that incorporate flash lamp anneal (“FLA”) technology, a potential advanced annealing solution, in order to reduce annealing times and increase anneal temperatures. Developers of FLA technology claim to have overcome annealing difficulties at the 28nm node. This technique, which employs xenon flash lamps, has shown improvements over RTP in junction depth and sheet resistance, but we believe FLA suffers from pattern-related non-uniformities and could require additional, costly processes to equalize the reflectivity of different areas within the chip or wafer. Our proprietary laser thermal processing solution has been specifically developed to provide junction annealing on near-instantaneous timescales, while achieving high activation levels. LSA, our first implementation of laser thermal processing, activates dopants in the microsecond-to-millisecond time frame without melting. Our research indicates that, at temperatures just below the melting point of silicon, time durations in the microsecond to millisecond range, are required to achieve full activation, with minimal dopant diffusion.

In July 2000, we licensed certain rights to our then existing laser thermal processing technology, with reservations, to a competing manufacturer of semiconductor equipment. We presently anticipate that this company and others intend to offer laser annealing tools to the semiconductor industry that will compete with our offerings.

Intellectual Property Rights

Although we attempt to protect our intellectual property rights through patents, copyrights, trade secrets and other measures, we believe that our success will depend more upon the innovation, technological expertise and marketing abilities of our employees. Nevertheless, we have a policy of seeking patents when appropriate on inventions resulting from our ongoing research and development and manufacturing activities. Our intellectual property portfolio contains 328 patents and patent applications. We have patent expiration dates ranging from March 2012 to May 2030. In addition, we also have various registered trademarks and copyright registrations covering mainly applications used in the operation of our systems. We also rely upon trade secret protection for our confidential and proprietary information. We may not be able to protect our technology adequately and competitors may be able to develop similar technology independently. Our pending patent applications may not be issued or U.S. or foreign intellectual property laws may not protect our intellectual property rights. In addition, litigation may be necessary to enforce our patents, copyrights or other intellectual property rights, to protect our trade secrets, to determine the validity and scope of the proprietary rights of others or to defend against claims of infringement. Such litigation has resulted in, and in the future could result in, substantial costs and diversion of resources and could have a material adverse effect on our business, financial condition and results of operations, regardless of the outcome of the litigation. Patents issued to us may be challenged, invalidated or circumvented and the rights granted thereunder may not provide competitive advantages to us. Furthermore, others may independently develop similar technology or products, or, if patents are issued to us, design around the patents issued to us. Invalidation of our patents related to those technologies, or the expiration of patents covering our key technologies, could allow our competitors to more effectively compete against us, which could result in less revenue for us.

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

Customers, Applications and Markets

We sell our systems to semiconductor, advanced packaging, HBLED, TFH and various other nanotechnology manufacturers located throughout North America, Europe and Asia. Semiconductor manufacturers have purchased the 1000 Series steppers, the AP series of steppers, and the NanoTech steppers for the fabrication and/or packaging of microprocessors, microcontrollers, DRAMs, ASICs and a host of other devices. Such systems could be used in mix-and-match applications with other lithography tools, as replacements for contact proximity printers, in packaging for flip chip applications and for high volume, low cost of ownership for less critical feature size production.

On a market application basis, sales to the semiconductor industry, primarily for advanced packaging and laser thermal processing applications, accounted for approximately 86% of systems revenue for the year ended December 31, 2011, as compared to 93% and 94% for the years ended December 31, 2010 and 2009, respectively. During 2011, 2010 and 2009, approximately 14%, 7% and 6%, respectively, of our systems revenue was derived from sales to nanotechnology manufacturers, including micro systems, TFH and optical networking device manufacturers. Our future results of operations and financial position would be materially adversely impacted by a downturn in any of these industries, or by loss of market share in any of these industries.

International sales accounted for approximately 60%, 79% and 72% of total net sales for the years 2011, 2010 and 2009, respectively, with Asia representing 51%, 65% and 68% of total net sales for those same years and Europe representing

10%, 15% and 3% of total net sales for those same years, respectively. Sales from Japan represented 4%, 3% and 12% of total net sales for the years 2011, 2010 and 2009, respectively.

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

Backlog

We schedule production of our systems based upon order backlog, informal customer commitments and general economic forecasts for our targeted markets. We include in our backlog all accepted customer orders for our systems with assigned shipment dates within one year, as well as all orders for service, spare parts and upgrades, in each case, that management believes to be firm. However, all orders are subject to cancellation or rescheduling by the customer with limited or no penalties. Because of changes in system delivery schedules, cancellations of orders and potential delays in system shipments, our backlog at any particular date may not necessarily be representative of actual sales for any succeeding period. As of December 31, 2011, our backlog was approximately $132.5 million, including $17.1 million of products shipped but not yet installed. As of December 31, 2010, our backlog was approximately $107.1 million, including $17.2 million of products shipped but not yet installed. Cancellation, deferrals or rescheduling of orders by these customers would have a material adverse impact on our future results of operations.

Employees

At December 31, 2011, we had approximately 322 full-time employees, including 71 engaged in research, development and engineering, 33 in sales and marketing, 104 in customer service and support, 73 in manufacturing and 41 in general administration and finance. We believe our future success depends, in large part, on our ability to attract and retain highly skilled employees. None of our employees are covered by a collective bargaining agreement. We have, however, entered into employment agreements with our Chief Executive Officer and Chief Financial Officer. We consider our relationships with our employees to be good.

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

ITEM IA.	RISK FACTORS

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

The continuing global or regional financial crises and any uncertainty created thereby, such as that currently being experienced in Europe could result in the cancellation, deferral or rescheduling of orders by our customers as well as changes in projection of new business.

Orders in backlog are subject to cancellation, deferral or rescheduling by a customer with limited or no penalties. Sales of our systems depend, in significant part, upon the decision of a prospective customer to increase manufacturing capacity or to restructure current manufacturing facilities, either of which typically involves a significant commitment of capital. Further, the purchase of our products involves a significant commitment of capital on the part of our customers. If the markets for our customers’ products experience a period of declining demand or if our customers’ ability to raise capital is limited, they may choose to cancel, delay or reschedule purchases of our products. The current global financial economic crisis and the uncertainty created thereby could result in such a decline in demand or limited ability to raise capital, or could otherwise affect our customers’ markets, financial condition or willingness to incur expenses. As a result, we could experience the cancellation, delay or rescheduling of orders in our current backlog or of orders we currently expect to receive. Any such decision by our customers or potential customers would adversely affect our net sales and results of operations.

Our sales cycle is typically lengthy and involves a significant commitment of capital by our customers, which has subjected us, and is likely to continue to subject us, to delays in system acceptances of our products and other risks, any of which could adversely impact our results of operations by, among other things, delaying recognition of revenue with respect to those orders and resulting in increased installation, qualification and similar costs.

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

Our revenues and operating results may fluctuate significantly from quarter to quarter due to a number of factors, not all of which are in our control. We manage our expense levels based in part on our expectations of future revenues, and a certain amount of those expenses are relatively fixed. As a result, a change in the timing of recognition of revenue or a change in margins can have a significant impact on our operating results in any particular quarter. Factors that may cause our results of operations to fluctuate include, but are not limited to:

•	market conditions in the electronics and semiconductor industries;

•	failure of suppliers to perform in a manner consistent with our expectations;

•	manufacturing difficulties or delays;

•	customer cancellations or delays in shipments, installations and/or system acceptances;

•	competitive factors, including the introduction of new products by our competitors or any failure of our products to gain or maintain market acceptance; and

•	changes in selling prices and product mix.

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

We experience competition in advanced packaging from various proximity aligner companies such as Canon, Nikon, Suss Microtec, AG (“Suss Microtec”), Ushio and used projection and reduction stepper systems. In nanotechnology, we experience competition from proximity aligner companies, such as Suss Microtec, as well as other third party stepper suppliers. We expect our competitors in the lithography arena to continue to improve the performance of their current products and to introduce new products with improved price and performance characteristics. This could cause a decline in sales or loss of market acceptance of our steppers in our served markets, and thereby materially adversely affect our business, financial condition and results of operations. Enhancements to, or future generations of, competing products may be developed that offer superior cost of ownership and technical performance features.

With respect to our laser annealing technologies, marketed under the LSA100A and LSA101 product names, our primary competition comes from companies such as Dainippon Screen Manufacturing Co., Ltd., Applied Materials, Inc. and Mattson Technology, Inc. Many of these companies offer products utilizing RTP which is the current prevailing manufacturing technology. RTP does not prevent semiconductor device manufacturers from scaling the lateral dimensions of their transistors to obtain improved performance, but diffusion resulting from the time scales associated with RTP limits the vertical dimension of the junctions. Faster annealing times result in shallower and more abrupt junctions and faster transistors. We believe that RTP manufacturers recognize the need to reduce thermal cycle times and are working toward this goal. In July 2000, we licensed certain rights to our then existing laser thermal processing technology, with reservations, to a competing manufacturer of semiconductor equipment. We presently anticipate that this company and others intend to offer laser annealing tools to the semiconductor industry that will compete with our offerings.

Another potential advanced annealing solution utilizes flash lamp annealing technology, or FLA. Several companies have published papers on annealing tools that incorporate flash lamp technology in order to reduce annealing times and increase annealing temperatures. Developers of FLA technology claim to have overcome annealing difficulties at the advanced nodes. This technique, which employs flash lamps, has shown improvements over RTP in junction depth and sheet resistance, but we believe FLA suffers from pattern-related non-uniformities and could require additional, costly processes to equalize the reflectivity of different areas within the chip or wafer. Our proprietary laser thermal processing solution has been specifically developed to provide junction annealing on near-instantaneous time-scales, while achieving high activation levels. Laser thermal annealing, our first implementation of laser thermal processing, activates dopants in the microsecond-to-millisecond time frame without melting. Our research indicates that, at temperatures just below the melting point of silicon, time durations in the microsecond to millisecond range, are required to achieve full activation, and minimal dopant diffusion.

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

We currently spend, and expect to continue to spend, significant resources to develop, introduce and commercialize our offered products and future generations of, and enhancements to these products. We may not be successful in the timely introduction of these products which may cause sales of these products to decrease or not increase as expected.

Currently, we are devoting significant resources to the development, introduction and commercialization of our laser thermal processing systems, and other products, and future generations of and enhancements to those products. We intend to continue to develop these products and technologies, and will continue to incur significant operating expenses in the areas of research, development and engineering, manufacturing and general and administrative costs in order to develop, produce and support these new products and enhancements. Additionally, gross profit margins and inventory levels may be further adversely impacted in the future by costs associated with the initial production of new products. Introduction of new products generally involves higher installation costs and product performance uncertainties that could delay system acceptance of our systems, resulting in a delay in recognizing revenue associated with those systems and a reduction in gross margins. These costs include, but are not limited to, additional manufacturing overhead, additional inventory write-downs, costs of demonstration systems and facilities and costs associated with the establishment of additional after-sales support organizations. Additionally, operating expenses may increase, relative to sales, as a result of adding additional marketing and administrative personnel, among other costs, to support our new products. If we are unable to achieve significantly increased net sales or if our sales fall below expectations, our operating results could be materially adversely affected.

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

As of December 31, 2011, we had outstanding options to purchase and outstanding restricted stock units for a total of 4.4 million shares of our Common Stock. Among other determinants, the market price of our stock has a major impact on the number of shares subject to outstanding stock options and restricted stock units that are included in the weighted-average shares used in determining our net income per share. During periods of extreme volatility, the impact of higher stock prices can have a materially dilutive effect on our net income per share. Additionally, shares subject to outstanding options and restricted stock units are excluded from the calculation of net income per share when we have a net loss or when the exercise price and the average unrecognized compensation cost of the stock option or restricted stock unit is greater than the average market price of our Common Stock, as the impact of the stock options or restricted stock units would be anti-dilutive.

We sell our products primarily to a limited number of customers and to customers in a limited number of industries, which subjects us to increased risks related to the business performance of our customers, and therefore their need for our products, and the business cycles of the markets into which we sell.

Historically, we have sold a substantial portion of our systems to a limited number of customers. In the fiscal year ended December 31, 2011, Intel Corporation, Samsung Corporation, and Taiwan Semiconductor Manufacturing Corporation ("TSMC") accounted for 24%, 18%, and 12% of our net sales, respectively. In 2010, Samsung, TSMC, and Intel accounted for 19%, 11%, and 11% of our net sales, respectively. In 2009, TSMC, Intel, and StatsChipPac Ltd. accounted for 22%, 19%, and 14% of our net sales, respectively. We expect that sales to a relatively few customers will continue to account for a high percentage of our net sales in the foreseeable future and believe that our financial results depend in significant part upon the success of these major customers and our ability to meet their future capital equipment needs. Although the composition of the group comprising our largest customers may vary from period to period, the loss of a significant customer or any reduction in orders by a significant customer, including reductions due to market, economic or competitive conditions in the semiconductor, semiconductor packaging or nanotechnology industries or in the industries that manufacture products utilizing integrated circuits, thin film heads or other nanotechnology components, would likely have a material adverse effect on our business, financial condition and results of operations. Our ability to maintain or increase our sales in the future depends, in part, on our ability to obtain orders from new customers as well as the financial condition and success of our existing customers, the semiconductor and nanotechnology industries and the economy in general.

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

On a market application basis, sales to the semiconductor industry, primarily for advanced packaging applications and laser thermal processing applications, accounted for 86% and 93% of our systems revenue for the fiscal year ended December 31, 2011 and the corresponding period in 2010, respectively. We had $24.7 million of sales to nanotechnology manufacturers, including micro systems, thin film head and optical device manufacturers for the year ended December 31, 2011 as compared to $7.9 million in sales for the corresponding period of 2010. Systems revenue from the nanotechnology sector accounted for 14% of systems revenue for the year ended December 31, 2011, as compared to 7% revenue for the corresponding period in 2010. Our future operating results and financial condition would be materially adversely impacted by a downturn in any of these industries, or by loss of market share in any of these industries. A growing percentage of our backlog of system orders is comprised of laser thermal processing tools. As our laser thermal processing tools are used for the continuation of reduced device geometries and customers seldom provide us with their future technical requirements, these tools may not meet all customers’ requirements upon initial delivery and installation at the customer’s facility. As a result, acceptance of the tool by the customer could be delayed while we perform testing and attempt to meet their requirements, or the order could be cancelled if we are unable to meet those requirements. Should significant demand not materialize, due to technical, production, market or other factors, our business, financial position and results of operations would be materially adversely impacted.

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

We may encounter additional technical, manufacturing or other difficulties that could further delay future introductions or volume production of systems or enhancements. Our inability to complete the development or meet the technical specifications of any of our systems or enhancements and related applications, or our inability to manufacture and ship these systems or enhancements and related tools in volume and in time to meet the requirements for manufacturing the future generation of semiconductor or nanotechnology devices would materially adversely affect our business, financial condition and results of operations. In addition, we may incur substantial unanticipated costs to ensure the functionality and reliability of our products early in the products’ life cycles. If new products have reliability or quality problems, reduced orders or higher manufacturing costs, delays in system acceptance, revenue recognition and collecting accounts receivable and additional service and warranty expenses may result. Any of such events may materially adversely affect our business, financial condition and results of operations.

We may not be successful in protecting our intellectual property rights or we could be found to have infringed the intellectual property rights of others, either of which could weaken our competitive position and adversely affect our results of operations.

Although we attempt to protect our intellectual property rights through patents, copyrights, trade secrets and other measures, we believe that our success will depend more upon the innovation, technological expertise and marketing abilities of our employees. Nevertheless, we have a policy of seeking patents when appropriate on inventions resulting from our ongoing research and development and manufacturing activities. Our intellectual property portfolio has 328 patents and patent applications with expiration dates ranging from March 2012 to May 2030. In addition, we have various registered trademarks and copyright registrations covering mainly applications used in the operation of our systems. We also rely upon trade secret protection for our confidential and proprietary information. We may not be able to protect our technology adequately and competitors may be able to develop similar technology independently. Our pending patent applications may not be issued or U.S. or foreign intellectual property laws may not protect our intellectual property rights. In addition, litigation may be necessary to enforce our patents, copyrights or other intellectual property rights, to protect our trade secrets, to determine the validity and scope of the proprietary rights of others or to defend against claims of infringement. Such litigation has resulted in, and in the future could result in, substantial costs and diversion of resources and could have a material adverse effect on our business, financial condition and results of operations, regardless of the outcome of the litigation. Patents issued to us may be challenged, invalidated or circumvented and the rights granted thereunder may not provide competitive advantages to us. Furthermore, others may independently develop similar technology or products, or, if patents are issued to us, design around the patents issued to us. Invalidation of our patents related to those technologies, or the expiration of patents covering our key technologies, could allow our competitors to more effectively compete against us, which could result in less revenue for us.

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

On April 19, 2011, the Riverside County Superior Court ruled in our favor with respect to the malicious prosecution claim. Judgment was formally entered in our favor on September 27, 2011 in the amount of $0.3 million. The opposing company has filed a notice of appeal of the judgment. In view of the court's ruling, we concluded that the likelihood of a loss with respect to this matter is less than reasonably possible and therefore, a range of loss cannot be provided.

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

International sales accounted for approximately 60% of total net sales for the year ended December 31, 2011, compared to 79% in the corresponding period of 2010. The decrease in international sales as a percentage of total sales was due to an increase in domestic sales. We anticipate that international sales will continue to account for a significant portion of total net sales. As a result, a significant portion of our net sales will continue to be subject to certain risks, including unexpected changes in regulatory requirements; difficulty in satisfying existing regulatory requirements; exchange rate fluctuations; tariffs and other barriers; political and economic instability; difficulties in accounts receivable collections; reduced protection of intellectual property; natural disasters; difficulties in staffing and managing foreign subsidiary and branch operations; and potentially adverse tax consequences.

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

To better align with the increasingly international nature of our business, we transitioned certain manufacturing processes to Singapore, thereby bringing these activities closer to our Asian customers. This movement is recent and our experience in international manufacturing operations is limited. If we are unable to successfully operate the site to efficiently manufacture systems, our business, financial condition and results of operations could be materially adversely impacted.

Changes in our effective tax rate may harm our results of operations.

A number of factors may negatively impact our future effective tax rates including, but not limited to:

•	the jurisdictions in which profits are determined to be earned and taxed;

•	changes in valuation of our deferred tax assets and liabilities;

•	increases in expenses not deductible for tax purposes;

•	changes in available tax credits;

•	changes in stock-based compensation; and

•	changes in tax laws or the interpretation of such tax laws and changes in generally accepted accounting principles in the United States or other countries in which we operate.

We are eligible for tax incentives that provide that certain income earned in Singapore would be subject to a tax holiday and/or reduced tax rates for a limited period of time under the laws of Singapore. Our ability to realize benefits from these initiatives could be materially affected if, among other things, applicable requirements are not met, the incentives are substantially modified, or if we incur losses for which we cannot take a deduction.

Our investment portfolio may become impaired by further deterioration of the capital markets.

Our cash equivalent and short-term investment portfolio as of December 31, 2011 consisted of securities and obligations of U.S. government agencies, money market funds, commercial paper and corporate debt securities. We follow an established investment policy and set of guidelines to monitor, manage and limit our exposure to interest rate and credit risk. The policy sets forth credit quality standards and limits our exposure to any one issuer, as well as our maximum exposure to various asset classes.

As a result of current financial market conditions, investments in some financial instruments, such as structured investment vehicles, sub-prime mortgage-backed securities and collateralized debt obligations, may lose some or all of their value due to liquidity and credit concerns. As of December 31, 2011, we had no holdings in these categories of investments and no impairment charge associated with our short-term investment portfolio. Although we believe our current investment portfolio has little risk of impairment, we cannot predict future market conditions or market liquidity and our investment portfolio could become impaired.

Our investment portfolio may suffer losses from changes in market interest rates and changes in market conditions,

which could materially and adversely affect our financial condition, results of operations or liquidity.

As of December 31, 2011, we had $227.9 million in cash, cash equivalents and short-term investments. We maintain an investment portfolio of cash equivalents and short-term investments in commercial paper and U.S. government-backed securities. These investments are subject to general credit, liquidity, and market and interest rate risks. Substantially all of these securities are subject to interest rate and credit risk and will decline in value if interest rates increase or one or more of the issuers’ credit ratings is reduced. As a result of any of the foregoing, we may experience a reduction in value or loss of liquidity of our investments, which may have a negative adverse effect on our results of operations, liquidity and financial condition.

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

We continue to expand our manufacturing and service operations in Singapore and customer support operations in other parts of the world, which will continue to result in exposure to risks inherent in doing business outside the United States, any of which risks could harm our business, financial condition and operating results.

Foreign operations subject us to risks related to the political, economic, legal and other conditions of foreign jurisdictions. These risks include risks related to:

•	foreign exchange rate fluctuations;

•	the need to comply with foreign government laws and regulations, including the imposition of regulatory requirements, tariffs, and import and export restrictions;

•	general geopolitical risks such as political and economic instability and changes in diplomatic and trade relationships;

•	the need for effective management of dispersed operations far from our headquarters in California;

•	the potential for strain on management resources;

•	difficulty in hiring and retaining local personnel for the successful operation of our business in each location;

•	the need to effectively manage personnel in different languages and under different cultural and legal expectations and requirements in certain locations;

•	potentially less protection of intellectual property under the laws of foreign jurisdictions in certain locations; and

•	public safety or health concerns or natural disasters in foreign countries.

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

Certain provisions of our Certificate of Incorporation, equity incentive plans, licensing agreements, Bylaws and Delaware law may discourage certain transactions involving a change in control of our company. In addition to the foregoing, the shareholdings of our officers, directors and persons or entities that may be deemed affiliates and the ability of the Board of Directors to issue “blank check” preferred stock without further stockholder approval could have the effect of delaying, deferring or inhibiting us from experiencing a change in control and may adversely affect the voting and other rights of holders of our Common Stock.

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

Public health issues, political instability (for example, recent unrest in the Middle East), natural disasters (such as those recently affecting Japan and Thailand), terrorist attacks in the United States and elsewhere, government responses thereto, and military actions in Iraq, Afghanistan and elsewhere, may disrupt our operations or those of our customers and suppliers and may affect the availability of materials needed to manufacture our products or the means to transport those materials to manufacturing facilities and finished products to customers. In addition, such events could disrupt the semiconductor market, resulting in the cancellation or delay of product orders. Significant public health issues could cause damage or disruption to international commerce by creating economic and political uncertainties that may have a significant negative impact on the global economy, us and our customers or suppliers. Should such incidents increase or other public health issues arise, we could be negatively impacted by the need for more stringent employee travel restrictions, additional limitations in the availability of freight services, governmental actions limiting the movement of products between various regions and disruptions in the operations of our customers or suppliers. Similarly, political instability could affect the ability of our suppliers to provide the materials needed in our operations or the cost of acquiring such materials. Any public health issues, political instability, natural disasters, any terrorist attacks, or the ongoing war on terrorism or other wars could increase volatility in the United States and world financial markets which may depress the price of our Common Stock and may limit the capital resources available to us or our customers or suppliers, which could result in decreased orders from customers, less favorable financing terms from suppliers, and scarcity or increased costs of materials and components of our products. Additionally, if any of these events were to directly affect or be specifically directed at us, or occur in a country where we or our suppliers or our customers operate, our ability to conduct our business could be significantly disrupted. Any of these occurrences could have a significant impact on our operating results, revenues and costs and may result in increased volatility of the market price of our Common Stock.

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

We maintain our headquarters and manufacturing operations in San Jose, California in a leased facility, totaling approximately 100,000 square feet, which contain general administration and finance, marketing and sales, customer service and support, manufacturing and research, development and engineering. The lease for this facility expires in January 2016. We also rent sales and support offices in the United States in East Fishkill, New York and Woburn, Massachusetts, and outside the U.S. in Taiwan, the Philippines, Japan, Korea, Singapore, Thailand, Germany, and China, with varying terms and expiration dates. In March 2010, the Company entered into a building lease agreement in preparation for the expansion of our manufacturing operations in Singapore. The initial term of the lease is three years, and is accounted for as an operating lease. The facility is approximately 18,000 square feet. During 2011, we either extended our leases in several of these sales facilities or negotiated new terms.

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

On April 19, 2011, the Riverside County Superior Court ruled in our favor with respect to the malicious prosecution claim. Judgment was formally entered in our favor on September 27, 2011 in the amount of $0.3 million. The opposing company has filed a notice of appeal of the judgment. In view of the court's ruling, we concluded that the likelihood of a loss with respect to this matter is less than reasonably possible and therefore, a range of loss cannot be provided.

ITEM 4.	RESERVED

Executive Officers of the Registrant

As of December 31, 2011, the executive officers of Ultratech, who are appointed by and serve at the discretion of the Board of Directors, were as follows:

Name	Age	Position with the Company
Arthur W. Zafiropoulo	72	Chairman of the Board of Directors, Chief Executive Officer and President
Bruce R. Wright	63	Senior Vice President, Finance, Chief Financial Officer and Secretary

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

Fiscal 2011—Fiscal Quarter Ended		1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Market Price:	High	$29.66	$33.85	$31.50	$25.04
	Low	$18.01	$24.79	$17.13	$15.81
Fiscal 2010—Fiscal Quarter Ended		1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Market Price:	High	$15.71	$17.11	$19.11	$21.29
	Low	$12.23	$12.55	$15.21	$16.76

Our fiscal quarters in 2011 ended on April 2, 2011, July 2, 2011, October 1, 2011 and December 31, 2011. Our fiscal quarters in 2010 ended on April 3, 2010, July 3, 2010, October 2, 2010 and December 31, 2010.

As of January 31, 2012, we had approximately 242 stockholders of record.

We have not paid cash dividends on our common stock since inception, and our Board of Directors presently plans to reinvest our earnings in our business. Accordingly, it is anticipated that no cash dividends will be paid to holders of common stock in the foreseeable future.

In August 2011 and August 2010, we issued 1,000 and 2,000 shares, respectively, of our common stock in an unregistered, private placement under Section 4(2) of the Securities Act of 1933 to SEMI Foundation, a non-profit organization, to support its efforts to educate youth interested in science and math about career opportunities in the semiconductor industry. We issued 2,500 shares to SEMI Foundation in 2009 in an unregistered, private placement under Section 4(2) of the Securities Act of 1933.

Stock Performance Graph

The graph depicted below reflects a comparison of the cumulative total return (i.e., change in stock price plus reinvestment of dividends) of our common stock assuming $100 invested as of December 31, 2006 with the cumulative total returns of the NASDAQ Composite Index and the Philadelphia Semiconductor Index.

Comparison of Cumulative Total Returns(1)(2)(3)

250.00
200.00
150.00
100.00
50.00
0.00
12/31/2006
12/31/2007
12/31/2008
12/31/2009
12/31/2010
12/31/2011
UTEK
Philadelphia Semiconductor Sector Index
Nasdaq Composite Index

___________________

(1)	The graph covers the period from December 31, 2006 to December 31, 2011.

(2)	No cash dividends have been declared on our common stock.

(3)	Stockholder returns over the indicated period should not be considered indicative of future stockholder returns.

Notwithstanding anything to the contrary set forth in any of our previous filings under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, which might incorporate our future filings under those statutes, the preceding Stock Performance Graph will not be incorporated by reference into any of those prior filings, nor will such report or graph be incorporated by reference into any of our future filings under those statutes.

ITEM 6.	SELECTED FINANCIAL DATA

In thousands, except per share data and percentage information	2011(e)	2010(d)	2009(c)	2008(b)	2007(a)
Operations:
Net sales	$212,333	$140,603	$95,813	$131,747	$112,310
Gross profit	$110,325	$71,641	$44,990	$64,374	$48,859
Gross profit as a percentage of net sales	52%	51%	47%	49%	44%
Operating income (loss)	$44,020	$17,541	$(1,102)	$9,135	$(5,767)
Income (loss) before income taxes and cumulative effect of a change in accounting principle	$44,160	$17,951	$2,059	$12,185	$(758)
Pre-tax income (loss) as a percentage of net sales	20.8%	12.8%	2.1%	9.2%	(0.7)%
Provision (benefit) for income taxes	$4,930	$1,170	$(70)	$408	$286
Net income (loss)	$39,230	$16,781	$2,129	$11,777	$(1,044)
Income (loss) before cumulative effect of a change in accounting principle per share—basic	$1.51	$0.69	$0.09	$0.50	$(0.04)
Net income (loss) per share—basic	$1.51	$0.69	$0.09	$0.50	$(0.04)
Number of shares used in per share computation—basic	25,915	24,468	23,690	23,524	23,354
Income (loss) before cumulative effect of a change in accounting principle per share—diluted	$1.47	$0.67	$0.09	$0.50	$(0.04)
Net income (loss) per share—diluted	$1.47	$0.67	$0.09	$0.50	$(0.04)
Number of shares used in per share computation—diluted	26,778	25,043	23,852	23,665	23,354
Balance sheet:
Cash, cash equivalents and short-term investments	$227,947	$184,290	$160,341	$158,498	$131,998
Working capital	$283,280	$217,157	$193,133	$184,189	$161,855
Total assets	$353,448	$281,294	$234,581	$229,191	$218,641
Long-term obligations	$8,113	$4,822	$5,935	$6,687	$7,534
Stockholders’ equity	$296,029	$231,649	$199,968	$193,423	$177,400

Quarterly Data

Unaudited, in thousands, except per share data	1st	2nd	3rd	4th
2011
Net sales	$47,379	$53,949	$54,944	$56,061
Gross profit	$23,709	$27,484	$29,395	$29,737
Operating income	$8,166	$10,727	$11,562	$13,565
Net income	$7,867	$9,728	$10,464	$11,171
Net income per share—basic	$0.31	$0.38	$0.40	$0.43
Number of shares used in per share computation—basic	25,264	25,731	25,977	26,223
Net income per share—diluted	$0.30	$0.36	$0.39	$0.42
Number of shares used in per share computation—diluted	26,169	26,888	26,647	26,819
Unaudited, in thousands, except per share data	1st	2nd	3rd	4th
2010
Net sales	$27,503	$31,551	$37,937	$43,612
Gross profit	$14,053	$16,654	$18,522	$22,412
Operating income	$1,867	$3,753	$4,908	$7,013
Net income	$1,948	$3,617	$4,902	$6,314
Net income per share—basic	$0.08	$0.15	$0.20	$0.25
Number of shares used in per share computation—basic	24,033	24,155	24,370	24,879
Net income per share—diluted	$0.08	$0.15	$0.20	$0.25
Number of shares used in per share computation—diluted	24,308	24,587	25,067	25,618
___________________

(a)
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

(b)	Operating income in 2008 includes $2.4 million of stock-based compensation expenses and a charge of $0.6 million related to certain exit activities.

(c)
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

(e)
Operating income in 2011 includes $9.0 million of stock-based compensation expenses. There were no charges related to exit activities for the fiscal year ending December 31, 2011. Refer to Notes 5 and 12 of our consolidated financial statement herein for further disclosures related to these items.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Certain of the statements contained herein, which are not historical facts and which can generally be identified by words such as “anticipates,” “expects,”"thinks", “intends,” “will,” “could,” “believes,” “estimates,” “continue,” and similar expressions, are forward-looking statements under Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that involve risks and uncertainties, such as risks related to timing, delays, deferrals and cancellations of orders by customers, including as a result of semiconductor manufacturing capacity as well as our customers’ financial condition and demand for semiconductors; demand for consumer devices; industry growth within our served markets; continued delivery of financial performance and value; cyclicality in the semiconductor and nanotechnology industries; our dependence on new product introductions and market acceptance of new products and enhanced versions of our existing products; lengthy sales cycles, including the timing of system installations and acceptances; quarterly revenue fluctuations; lengthy and costly development cycles for laser-processing and lithography technologies and applications; integration, development and associated expenses of the laser thermal processing operation; general economic and financial market conditions including impact on capital spending, as well as difficulty in predicting changes in such conditions; rapid technological change and the importance of product introductions; customer concentration; our dependence on new product introductions and market acceptance of new products and enhanced versions of our existing products; lengthy sales cycles, including the timing of system installations and acceptances; lengthy and costly development cycles for laser processing and technologies and applications; integration, development and associated expenses of the laser processing operation; pricing pressures and product discounts; high degree of industry competition; intellectual property matters; changes in pricing by us, our competitors or suppliers; international sales and operations; timing of new product announcements and releases by us or our competitors; ability to volume produce systems and meet customer requirements; sole or limited sources of supply; effect of capital market fluctuations on our investment portfolio; ability and resulting costs to attract or retain key personnel; dilutive effect of employee stock option grants on net income per share, which is largely dependent upon us achieving and maintaining profitability and the market price of our stock; mix of products sold; outcome of litigation; manufacturing variances and production levels; timing and degree of success of technologies licensed to outside parties; product concentration and lack of product revenue diversification; inventory obsolescence; asset impairment; changes to financial accounting standards; effects of certain anti-takeover provisions; future acquisitions; volatility of stock price; foreign government regulations and restrictions; business interruptions due to natural disasters or utility failures; environmental regulations; and any adverse effects of terrorist attacks in the United States or elsewhere, or government responses thereto, or military actions in Iraq, Afghanistan and elsewhere, on the economy, in general, or on our business in particular. Due to these and additional factors, the statements, historical results and percentage relationships set forth below are not necessarily indicative of the results of operations for any future period. These forward-looking statements are based on management’s current beliefs and expectations, some or all of which may prove to be inaccurate, and which may change. We undertake no obligation to revise or update any forward-looking statements to reflect any event or circumstance that may arise after the date of this report.

OVERVIEW
Ultratech, Inc. develops, manufactures and markets photolithography and laser thermal processing equipment for manufacturers of integrated circuits and nanotechnology components located throughout North America, Europe and Asia.
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

Revenue Recognition

We recognize revenue when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the arrangement consideration is fixed or determinable, and collectability is reasonably assured. We derive revenue from four sources: system sales, spare parts sales, service contracts and license fees.

Provided all other criteria are met, we recognize revenues on system sales when system acceptance provisions have been met in accordance with the terms and conditions of the arrangement. In the event that terms of the sale provide for a lapsing system acceptance period, we recognize revenue upon the expiration of the lapsing acceptance period or system acceptance, whichever occurs first. In these instances, which are infrequent, revenue is recorded only if the product has met product specifications prior to shipment and management deems that no significant uncertainties as to product performance exist.

Our transactions frequently include the sale of systems and services under multiple element arrangements. In transactions with multiple deliverables, revenue is recognized upon the delivery of the separate elements and when system acceptance has occurred or we are otherwise released from our system acceptance obligations.

In the first quarter of 2011, we adopted Accounting Standard Update (“ASU”) No. 2009-13, Revenue Recognition (Topic 605) - Multi-Deliverables Revenue Arrangements, a Consensus of the FASB Emerging Issues Task Force on a prospective basis for applicable transactions originating or materially modified on or subsequent to January 1, 2011. The new standard changed the requirements for establishing separate units of accounting in a multiple element arrangement and requires the allocation of arrangement consideration to each deliverable to be based on the relative selling price. Implementation of this new authoritative guidance had an insignificant impact on reported revenue as compared to revenue under previous guidance, as the new guidance did not change the units of accounting within sales arrangements and the elimination of the residual method for the allocation of arrangement consideration had an immaterial impact on the amount and timing of reported revenue.

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

Costs related to deferred product revenues are capitalized (deferred) and recognized at the time of revenue recognition. Deferred product revenue and costs are netted on our balance sheet, under the caption “deferred product and services income.” The gross amount of deferred revenues and deferred costs at December 31, 2011 were $20.7 million and $5.7 million, respectively, as compared to $20.1 million and $6.5 million, respectively, at December 31, 2010.

Costs incurred for shipping and handling are included in cost of sales.

Inventories and Purchase Order Commitments

The semiconductor industry is characterized by rapid technological change, changes in customer requirements and evolving industry standards. We perform a detailed assessment of inventory at each balance sheet date, which includes a review of, among other factors, demand requirements and market conditions. Based on this analysis, we record adjustments, when appropriate, to reflect inventory at lower of cost or market. Although we make every effort to ensure the accuracy of our forecasts of product demand, any significant unanticipated changes in demand, product mix or technological developments would significantly impact the value of our inventory and our reported operating results. In the future, if we find that our estimates are too optimistic and we determine that our inventory needs to be reserved, we will be required to recognize such costs in our cost of sales at the time of such determination. For example, if the demand assumption used in our assessment at December 31, 2011 was reduced by 10%, assuming all other assumptions such as product mix are kept the same and that mitigation efforts were not possible, we would have had to reserve our inventory and open purchase commitments by $0.1 million. Conversely, if we find our estimates are too pessimistic and we subsequently sell product that has previously been reserved, our gross margin in that period will be favorably impacted.

Warranty Obligations

We recognize the estimated cost of our product warranties at the time revenue is recognized. Our warranty obligation is affected by product failure rates, material usage rates and the efficiency by which the product failure is corrected. Should actual product failure rates, material usage rates and labor efficiencies differ from our estimates, revisions to the estimated warranty liability would be required which could result in future charges or credits to our gross margins. We believe our warranty accrual, as of December 31, 2011, will be sufficient to satisfy outstanding obligations as of that date.

Allowance for Bad Debts

We maintain an allowance for estimated losses resulting from the inability of our customers to make required payments. This reserve is established based upon historical trends, current economic conditions, delinquency status based on contractual terms and an analysis of specific exposures. If the financial conditions of our customers were to deteriorate, or even a single customer was otherwise unable to make payments, additional allowances may be required. The typical selling price of our systems is between $1.0 million and $6.0 million. Accordingly, a single customer default could have a material adverse effect on our results of operations. Our bad debt reserve for accounts receivable at December 31, 2011 was $0.5 million as compared to $0.3 million at December 31, 2010.

Deferred Income Taxes

Deferred income taxes are provided for the tax effect of temporary differences between the tax basis of assets and liabilities and their reported amounts in the financial statements. ASC Topic 740, Income Taxes (“ASC 740”), provides for recognition of deferred tax assets if the realization of such deferred tax assets is more likely than not to occur. Realization of our net deferred tax assets is dependent upon the generation of sufficient taxable income in future years in appropriate tax jurisdictions to obtain the benefit of the reversal of temporary differences, net operating loss carry-forwards, and tax credit carry-forwards. Each quarter we assess the likelihood that we will be able to recover our deferred tax assets. We consider available evidence, both positive and negative, including historical levels of income, expectations and risks associated with estimates of future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance. As a result of our analysis, we concluded that it is more likely than not that, as of December 31, 2011, our net deferred tax assets will not be realized, with the exception of those in Japan and Taiwan. Therefore, we continue to provide a full valuation allowance against net deferred tax assets outside of Japan and Taiwan. Management continues to monitor the relative weight of positive and negative evidence of future profitability in relevant jurisdictions. As of December 31, 2011, we have experienced historical profitability. However, as of December 31, 2011, we have determined that the following negative evidence outweighs the positive evidence such that it is not more likely than not the Company will generate sufficient taxable income in the relevant jurisdictions to utilize our deferred tax assets and release the associated valuation allowance:

•	Movement of certain product manufacturing to Singapore, resulting in reduced U.S. taxable income,

•	Inherent earnings volatility of our industry resulting in our inability to forecast long term earnings, and

•	Usage limitations resulting in a longer period being required to realize our deferred tax assets.
 It is possible that sometime in the next 12 months the positive evidence will be sufficient to release a material amount of our valuation allowance; however there is no assurance that this will occur.
    As of December 31, 2011, we had recorded a valuation allowance of approximately $42.7 million against our net deferred tax assets except for those in Japan and Taiwan. As of December 31, 2011, we had recorded approximately $0.5 million of net foreign deferred tax assets related to our operations in Japan and Taiwan. Based on projected future pre-tax income in Japan and Taiwan, these assets were not subject to a valuation allowance as it is more likely than not that they will be realized in the future.

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

Our backlog at the beginning of a period typically does not include all of the sales needed to achieve our sales objectives for that period. In addition, orders in backlog are subject to cancellation, shipment or system acceptance delays, and deferral or rescheduling by a customer with limited or no penalties. Consequently, our net sales and operating results for a period have been and will continue to be dependent upon our obtaining orders for systems to be shipped and accepted in the same period in which the order is received. Our business and financial results for a particular period could be materially adversely affected if an anticipated order for even one system is not received in time to permit shipment and system acceptance during that period. Furthermore, a substantial portion of our shipments has historically occurred near the end of each quarter. Delays in installation and system acceptance due, for example, to our inability to successfully demonstrate the agreed-upon specifications or criteria at the customer’s facility, or to the failure of the customer to permit installation of the system in the agreed upon time, may cause net sales in a particular period to fall significantly below our expectations, which may materially adversely affect our operating results for that period. This risk is especially applicable in connection with the introduction and initial sales of a new product line. Additionally, the failure to receive anticipated orders or delays in shipments due, for example, to rescheduling, delays, deferrals or cancellations by customers, additional customer configuration requirements, or to unexpected manufacturing difficulties or delays in deliveries by suppliers due to their long production lead times or otherwise, have caused and may continue to cause net sales in a particular period to fall significantly below our expectations, materially adversely affecting our operating results for that period. In particular, the long manufacturing and acceptance cycles of our advanced packaging family of wafer steppers and laser thermal processing systems and the long lead time for lenses and other materials, could cause shipments and acceptances of such products to be delayed from one quarter to the next, which could materially adversely affect our financial condition and results of operations for a particular quarter.

Additionally, the need for continued expenditures for research and development, capital equipment, ongoing training and worldwide customer service and support, among other factors, will make it difficult for us to reduce our operating expenses in a particular period if we fail to achieve our net sales goals for the period.

Net Sales

In millions	2011	2010	2009	2011 v 2010	2010 v 2009
Sales of:
Systems	$174.7	$112.8	$70.0	55%	61%
Spare parts	16.9	11.8	10.5	43%	12%
Services	19.6	15.6	15.1	26%	3%
Licenses	1.1	0.4	0.2	175%	100%
Total Net Sales	$212.3	$140.6	$95.8	51%	47%

2011 vs. 2010

Net sales consist of revenues from systems sales, spare parts sales, services and licensing of technologies. For the year ended December 31, 2011, systems revenue accounted for approximately 82% of total net sales, and services, licenses and spare parts accounted for the remaining 18%.

System sales increased 55% to $174.7 million primarily attributable to approximately a 90% increase in the number of units sold in 2011 compared to 2010.

At December 31, 2011, we had approximately $15.0 million of deferred product and services income resulting from products shipped but not yet accepted, as compared with $13.6 million at December 31, 2010. The increase was primarily due to the timing differences of installation and system acceptance. In general, it takes about two to three months to install and complete system acceptance. The gross amounts of deferred revenues and deferred costs at December 31, 2011 were $20.7 million and $5.7 million, respectively, as compared to $20.1 million and $6.5 million, respectively, at December 31, 2010. Deferred product income is recognized as revenue upon satisfying the contractual obligations for installation and/or system acceptance. Deferred services income is recognized as revenue ratably over the contract period (for time-based service contracts) or as purchased services are rendered (for contracts based on a purchased quantity of hours).

On a product market application basis, system sales to the semiconductor industry were $150.0 million for the year ended December 31, 2011, an increase of 43% as compared to $105.0 million in 2010. This increase was primarily due to a volume unit increases in our advanced packaging and laser thermal processing markets. System sales to the nanotechnology market were $24.7 million for the year ended December 31, 2011, a 214% increase as compared with sales of $7.8 million in 2010. System sales to the nanotechnology market are highly dependent on customer capacity demand.

Sales of spare parts in 2011 increased 43%, to $16.9 million, as compared to $11.8 million in 2010. This increase was mainly due to increased demand for spare parts. Sales from services increased 26% to $19.6 million for the year ended December 31, 2011 as compared to $15.6 million in 2010. The increase in service revenue was primarily due to more new service contracts that were recognized as revenue in 2011.

Revenues from licensing activities increased to $1.1 million in 2011 as compared with $0.4 million in 2010 primarily due to more systems being sold under a royalty arrangement. Pursuant to our license arrangements, such transactions are subject to a license fee based on units sold. Future revenues from licensing activities, if any, will be contingent upon existing and future licensing arrangements. We may not be successful in generating licensing revenues and do not anticipate the recognition of significant levels of licensing income in the future.

For the year ended December 31, 2011, international net sales were $127.8 million, or 60% of total net sales, as compared with $111.5 million, or 79% of total net sales in 2010. Although international sales increased $16.3 million from the prior year, the decrease as a percentage of total sales was primarily due to increased U.S. sales of $55.4 million related to (i) increased sales to a significant domestic customer, and (ii) increased sales to two foreign customers with operations in the United States. We expect sales to international customers to continue to represent a significant majority of our revenues during 2012 as companies continue to build manufacturing plants overseas, especially in Asia. Our revenue derived from sales in foreign countries is not generally subject to significant exchange rate fluctuations, principally because sales contracts for our systems are generally denominated in U.S. dollars. In Japan, however, orders are often denominated in Japanese yen.

For the year ended December 31, 2011, we recorded no system sales in Japan. However, we do sell spare parts into Japan and this subjects us to the risk of currency exchange rate fluctuations. We attempt to mitigate this risk by entering into foreign currency forward exchange contracts for the period between when an order is received and when it is recorded as revenue. After recording revenue, we use various mechanisms, such as natural hedges, to offset substantial portions of the gains or losses associated with our Japanese yen denominated receivables due to exchange rate fluctuations. We had approximately $1.5 million of Japanese yen-denominated receivables at December 31, 2011. International sales expose us to a number of additional risks, including fluctuations in the value of local currencies relative to the U.S. dollar, which impact the relative cost of ownership of our products and, thus, the customer’s willingness to purchase our product. (See “Risk Factors: International Sales”).

2010 vs. 2009
         For the year ended December 31, 2010, systems revenue accounted for approximately 80% of total net sales, and services, licenses and spare parts accounted for the remaining 20%.
    System sales increased 61% to $112.8 million primarily attributable to a 7% increase in the average selling price of systems sold in 2010 compared to 2009, a 50% increase in system unit volume and a change in product mix primarily resulting from improved volume increases from laser thermal processing tools.

         At December 31, 2010, we had approximately $13.6 million of deferred product and services income resulting from products shipped but not yet accepted, as compared with $8.8 million at December 31, 2009. The increase was primarily due to the timing differences of shipment and acceptance. The gross amounts of deferred revenues and deferred costs at December 31, 2010 were $20.1 million and $6.5 million, respectively, as compared to $13.4 million and $4.5 million, respectively, at December 31, 2009.
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

Gross Profit

2011 vs. 2010

On a comparative basis, gross margins were 52% and 51% for 2011 and 2010, respectively. The one percentage point increase in gross margin from 2010 was primarily due to a favorable change in product mix and unit volume increases in all product lines.
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

2010 vs. 2009

On a comparative basis, gross margins were 51% and 47% for 2010 and 2009, respectively. The four percentage point increase in gross margin in 2010 was primarily due to an increase in the average selling prices of systems sold and unit volume increases in the laser thermal processing market.

Research, Development and Engineering Expenses

In millions	2011	2010	2009	2011 v 2010	2010 v 2009
Research, development and engineering expenses	$23.6	$19.9	$18.8	19%	6%
% of revenue	11%	14%	20%

An inherent delay exists between the time product development activities and expenditures occur and when resultant product revenue is ultimately realized. We expect current year research, development and engineering program investments to contribute to revenue in future years.

2011 vs 2010

Research, development and engineering expenses in 2011 increased 19% to $23.6 million as compared to $19.9 million in 2010. The $3.7 million increase was primarily due to (i) higher salary and compensation related expenses of $1.6 million resulting from our executive bonus plan and new hires, (ii) an increase of $1.2 million from higher materials expenses, (iii) a $1.0 million increase in outside services, (iv) a $0.6 million increase in stock-based compensation expense, (v) a $0.4 million increase in contributions to fund external research projects, and (vi) an increase of $0.2 million in travel related expense. These increases were partially offset by (i) $0.5 million in reduced expenses related to facilities costs, and (ii) a $0.8 decrease in engineering expense related to manufacturing support for the period. As a percentage of net sales, engineering expenses for the year ended December 31, 2011 were 11% compared to 14% for 2010. This decrease was due primarily to the increase in net sales as compared to 2010 discussed above.

2010 vs. 2009

Research, development and engineering expenses in 2010 increased 6% to $19.9 million as compared to $18.8 million in 2009. This increase was primarily due to higher salary and compensation related expenses of (i) $1.3 million resulting from executive bonus plan, new hires compensation, and discontinuing salary reduction programs from the prior year, (ii) $0.3 million higher travel related expenses and outside services. These increases were partially offset by $0.5 million in reduced expenses related to management expense reduction programs. As a percentage of net sales, engineering expenses for the year ended December 31, 2010 were 14% compared to 20% for 2009. This decrease was due primarily to the increase in net sales as compared to 2010 as discussed above.

Selling, General and Administrative Expenses

In millions	2011	2010	2009	2011 v 2010	2010 v 2009
Selling, general and administrative expenses	$42.7	$34.2	$27.3	25%	25%
% of revenue	20%	24%	29%

2011 vs. 2010

Selling, general and administrative expenses increased by $8.5 million, or 25%, to $42.7 million in 2011, as compared to $34.2 million in 2010. The increase was primarily due to (i) $3.5 million of stock-based compensation expense, (ii) a $2.3 million increase in salaries expense, of which $1.0 million was non-recurring in nature, (iii) a $1.6 million increase of external services costs, (iv) a $0.8 million increase in travel-related expense, (v) a $0.4 million increase in sales commission expense, and (vi) a $0.2 million increase in bad debt expense, partially offset by a reduction in property taxes of $0.3 million compared to 2010. As a percentage of net sales, selling, general and administrative expenses for the year ended December 31, 2011 were 20% compared to 24% for 2010. This decrease was due primarily to the increase in net sales as compared to 2009.

2010 vs. 2009

Selling, general and administrative expenses increased by $6.9 million, or 25%, to $34.2 million in 2010, as compared to $27.3 million in 2009. The increase was primarily due to (i) increased salary and compensation related expenses of $0.9 million of new hire compensation and $0.4 million from discontinuing salary reduction programs from the prior year, (ii) a $1.4 million increase in stock-based compensation expense, (iii) a $0.7 million increase of external service costs, (iv) a $0.6 million increase in travel related expense, (v) a $2.0 million increase related to our management incentive plan, and (vi) a $0.9 million increase in sales expenses. As a percentage of net sales, selling, general and administrative expenses for the year ended December 31, 2010 were 24% compared to 29% for 2009. This decrease was due primarily to the increase in net sales as compared to 2009.

Interest and Other Income, Net

In millions	2011	2010	2009
Interest income	$0.3	$0.5	$1.3
Other income (expense), net	(0.1)	(0.1)	1.6
Interest and other income, net	$0.2	$0.4	$2.9

Interest and other income, net, was $0.2 million for the year ended December 31, 2011, as compared with $0.4 million and $2.9 million for 2010 and 2009, respectively. The decrease for all years presented was primarily due to lower interest rates on our investments. We presently maintain an investment portfolio with a weighted-average maturity less than a year.

Consequently, changes in short-term interest rates have a significant impact on our interest income. Future changes in short-term interest rates are expected to continue to have a significant impact on our interest income.

Other income (expense), net, was unchanged at $0.1 million for the year ended December 31, 2011 and 2010, as compared with other income of $1.6 million for 2009. In 2011, other expense of $0.1 million was the loss from foreign currency exchange. The decrease in 2010 in other income was primarily attributable to the recognition of a foreign consumption tax incentive totaling $2.5 million during 2009, partially offset by a loss from foreign currency exchange of $0.4 million resulting from the depreciation of Japanese yen and loss on equipment disposal of $0.2 million.

The foreign consumption tax incentive related to a benefit we received in fiscal years 2004 and 2005 and was previously reserved due to uncertainties as to the ultimate realization of the incentive. In 2009, we determined that those uncertainties had been sufficiently reduced to allow recognition of the benefit. We do not expect to recognize any additional benefit with respect to this tax incentive.

Provision for Income Taxes

For the year ended December 31, 2011, we recorded income tax expense of $4.9 million as compared to income tax expense of $1.2 million and income tax benefit of $70,000 respectively, in 2010 and 2009. The income tax expense recorded in 2011 was comprised primarily of federal taxes of $4.2 million, state taxes of $0.4 million and foreign taxes of $0.3 million accrued on worldwide income. The income tax expense recorded in 2010 was comprised primarily of federal and foreign tax expense while the income tax benefit recorded in 2009 was comprised primarily of foreign taxes offset by federal tax benefits. The actual expense or benefit recorded for the years ending 2011, 2010, and 2009 differs from the federal tax expense at 35% primarily due to current tax expense in foreign jurisdictions and the fact that the prior year U.S. losses were utilized.

We are eligible for tax incentives that provide that certain income earned in Singapore would be subject to a tax holiday and/or reduced tax rates for a limited period of time under the laws of Singapore. To realize these benefits, we must meet certain requirements relating to employment and investment activities. This exemption is expected to expire within 9 years. In 2011, the tax benefit attributable to the tax holiday was approximately $0.3 million with a $0.01 impact on diluted earnings per share. In 2010, the tax benefit attributable to the tax holiday was approximately $1.5 million with a $0.06 impact on diluted earnings per share. We did not have any benefits attributable to tax holidays in 2009. Our ability to realize benefits from these initiatives could be materially adversely affected if, among other things, applicable requirements are not met, the incentives are substantially modified, or if we incur losses for which we cannot take a deduction.
        Income taxes can be affected by estimates of whether, and within which jurisdictions, future earnings will occur and how, when and if cash is repatriated to the United States, combined with other aspects of an overall income tax strategy. Additionally, taxing jurisdictions could retroactively disagree with our tax treatment of certain items, and some historical transactions have income tax effects going forward. Accounting rules require these future effects to be evaluated using current laws, rules and regulations, each of which can change at any time and in an unpredictable manner. We believe we have adequately provided for any reasonably foreseeable outcome related to these matters and we do not anticipate any material earnings impact from their ultimate resolutions.
In accordance with ASC 740, we had unrecognized benefits of $5.5 million as of December 31, 2011 due to uncertain tax positions. We continue to recognize interest and penalties as a component of income tax provision and accrued an immaterial amount for these items for the year. During the year ended December 31, 2011, the balance related to uncertain tax positions increased by $1.5 million. Over the next twelve months, we expect an immaterial decline in the estimated amount of liabilities associated with our uncertain tax positions which arose prior to December 31, 2010 as a result of expiring statutes of limitations.
     If we are able to eventually recognize these uncertain tax positions, $4.1 million of the unrecognized benefit on January 1, 2011 and $5.5 million of the unrecognized benefit on December 31, 2011, would reduce our effective tax rate. We currently have a full valuation allowance against our U.S. net deferred tax asset which would impact the timing of the effective tax rate benefit should any of these uncertain tax positions be favorably settled in the future.
         We recognize interest and penalties related to uncertain tax positions as a component of income tax expense. As of December 31, 2011, we had accrued an immaterial amount of accrued interest and penalties related to uncertain tax positions.
Each quarter we assess the likelihood that we will be able to recover our deferred tax assets. We consider available evidence, both positive and negative, including historical levels of income, expectations and risks associated with estimates of future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance. As a result of our analysis, and as further described in the Critical Accounting Policies and Estimates section, deferred income taxes, we concluded that it is more likely than not that, as of December 31, 2011, our net deferred tax assets will not be realized, with the exception of those in Japan and Taiwan. Therefore, we continue to provide a full valuation allowance against net deferred tax assets outside of Japan and Taiwan. It is possible that sometime in the next 12 months the positive evidence will be sufficient to release a material amount of our valuation allowance; however there is no assurance that this will occur.
We are subject to federal and state tax examination for years 1999 forward and 1997 forward, respectively, by virtue of the tax attributes carrying forward from those years. We are also subject to audits in the foreign jurisdictions in which we operate for years 2003 and forward. There are no material income tax examinations currently in progress.
Outlook

The anticipated timing of orders, shipments and system acceptances usually requires that we fill a number of production slots in any given quarter in order to meet our sales targets. If we are unsuccessful in our efforts to secure those production orders, or if existing production orders are delayed or cancelled, our results of operations will be materially adversely impacted. Accordingly, we may not be able to achieve or maintain our current or prior level of sales. We presently expect net sales in 2012 to remain flat or decrease approximately 10% from 2011 net sales of $212.3 million.

Because our net sales are subject to a number of risks, including risks associated with the market acceptance of our new laser thermal processing product line, delays in system acceptance, intense competition in the capital equipment industry, uncertainty relating to the timing and market acceptance of our products, and the condition of the macro-economy and the semiconductor industry and the other risks described in this report, we may not exceed or maintain our current or prior level of net sales for any period in the future. Additionally, we believe that the market acceptance and volume production of our advanced packaging systems, laser thermal processing systems, and our 1000 series family of wafer steppers are of critical importance to our future financial results. At December 31, 2011, these critical systems represented 91% of our backlog. To the extent that these products do not achieve or maintain significant sales due to difficulties involving manufacturing or engineering, the inability to reduce the current long manufacturing cycles for these products, competition, excess capacity in the semiconductor or nanotechnology device industries, or for any other reason, our business, financial condition and results of operations would be materially adversely affected.

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operating activities was $37.4 million for the year ended December 31, 2011, as compared with $22.9 million for the comparable period in 2010. Net cash provided by operating activities during the year ended December 31, 2011 was attributable to (i) $49.7 million of cash generated from operations after adjustments for non-cash charges that was partially offset by (ii) $12.3 million of cash used from changes in working capital.

The net $12.3 million of cash used from changes in working capital consisted of (i) $23.7 million increase in accounts receivable balances due to increased sales volumes and a large volume of shipments during the last month of the year, (ii) $4.2 million of cash used in increased inventory purchases, and (iii) a $2.2 million decrease in accounts payable offset by sources of cash from, (i) a $9.6 million increase in accrued expenses, (ii) a $3.3 million increase in income tax liabilities, (iii) a $3.2 million increase in other liabilities, (iv) a $1.3 million increase in deferred income, and (v) a $0.4 million decrease in prepaid and other assets.

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

During the year ended December 31, 2011, net cash used in investing activities was $53.9 million, as compared with net cash provided by investing activities of $27.5 million for the comparable period in 2010. Net cash used in investing activities during the year ended December 31, 2011 was attributable to net purchases of short-term investments of $48.6 million and capital expenditures of $5.3 million.

Net cash provided by financing activities was $11.6 million during the year ended December 31, 2011, as compared with $9.6 million for the comparable period in 2010. Net cash provided by financing activities during the year ended December 31, 2011 was primarily attributable to proceeds received from the issuance of common stock under our employee stock option plans.

Our principal source of liquidity is cash provided by our operations. At December 31, 2011, we had working capital of $283.3 million. At December 31, 2011, our cash, cash equivalents and short-term investments, net of related borrowings under our line of credit, consisted of $226.9 million.

As of December 31, 2011, $23.5 million of our cash, cash equivalents, and investments were held by foreign subsidiaries. Amounts held by foreign subsidiaries are generally subject to U.S. income taxation on repatriation to the United States We currently have no plans to repatriate any foreign earnings back to the United States as we believe our cash flows provided by our U.S. operations will meet our future U.S. liquidity needs.

In December 2004, we entered into a line of credit agreement with a brokerage firm replacing a similar arrangement that we had with a different firm. Under the terms of this agreement, we may borrow funds at a cost equal to the current Federal funds rate plus 125 basis points (i.e. 1.3% as of December 31, 2011). Certain of our cash, cash equivalents and short-term investments secure outstanding borrowings under this facility. We may borrow up to 75% of our total cash, cash equivalents and investments balance in this brokerage account. Funds are advanced to us under this facility based on pre-determined advance rates on the cash and securities held by us in this brokerage account. This agreement has no set expiration date and there are no loan covenants. As of December 31, 2011 and 2010, balances of $1.0 million and $6.0 million, respectively, were outstanding under this facility, with a related collateral requirement of approximately $1.3 million and $8.0 million, respectively, of our cash, cash equivalents and investments.

The following summarizes our contractual obligations at December 31, 2011, and the effect such obligations are expected to have on our liquidity and cash flows in future periods:

In millions	Total	Less than 1 year	1-3 years	3-5 years	After 5 years
Notes payable obligations	$1.0	$1.0	$—	$—	$—
Non-cancelable capital lease obligations	0.2	0.2	—	—	—
Non-cancelable operating lease obligations	7.8	2.3	5.4	0.1	—
Long-term payables	6.2	0.4	1.5	—	4.3
Asset retirement obligations	1.9	—	0.4	1.5	—
Open purchase order commitments	73.0	52.6	20.4	—	—
Total contractual cash obligations	$90.1	$56.5	$27.7	$1.6	$4.3

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

Off-Balance Sheet Transactions

Our off-balance sheet transactions consist of certain financial guarantees, both expressed and implied, related to indemnification for product liability, patent infringement and latent product defects. Other than liabilities recorded pursuant to known product defects, at December 31, 2011, we did not record a liability associated with these guarantees, as we have little or no history of costs associated with such indemnification requirements. (See Note 16 to our Consolidated Financial Statements for additional information.)

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

Interest Rate Risk

Our exposure to market risk due to potential changes in interest rates, relates primarily to our investment portfolio, which consisted primarily of fixed interest rate instruments as of December 31, 2011 and 2010. We maintain an investment policy designed to ensure the safety and preservation of our invested funds by limiting market risk and the risk of default.

Certain of our cash, cash equivalents and investments serve as collateral for a line of credit we maintain with a brokerage firm. The line of credit is used for liquidity purposes, mitigating the need to liquidate investments in order to meet our current operating cash requirements.

The following table presents the hypothetical changes in fair values in the financial instruments held by us at December 31, 2011 that are sensitive to changes in interest rates. These instruments are comprised of cash equivalents and investments. These instruments are held for purposes other than trading. The modeling techniques used measure the change in fair values arising from selected hypothetical changes in interest rates. Assumed market value changes to our portfolio reflects immediate hypothetical parallel shifts in the yield curve of plus or minus 50 basis points (“BPS”), 100 BPS, and 150 BPS:

Cash equivalents and Available-for-sale Investments, in thousands	Valuation of securities given an interest rate decrease of X basis points			No change in interest rate	Valuation of securities given an interest rate increase of X basis points
	(150 BPS)	(100 BPS)	(50 BPS)	0 BPS	50 BPS	100 BPS	150 BPS
Commercial paper	$10,030	$10,019	$10,008	$9,996	$9,985	$9,974	$9,963
Money market funds	6,706	6,706	6,706	6,706	6,706	6,705	6,705
U.S. corporate debt securities	1,446	1,444	1,442	1,440	1,438	1,436	1,434
U.S. treasury bills and notes	3,932	3,925	3,919	3,912	3,906	3,899	3,893
Securities and obligations of U.S. government agencies	164,258	163,724	163,194	162,669	162,150	161,635	161,125
Total investments	$186,372	$185,817	$185,268	$184,724	$184,185	$183,651	$183,122

During 2011, we did not materially alter our investment objectives or criteria and believe that, although the composition of our portfolio has changed from the preceding year, the portfolio’s sensitivity to changes in interest rates is materially the same.

Credit Risk

We mitigate credit default risk by attempting to invest in high credit quality securities and by positioning our portfolio to respond appropriately to a significant reduction in a credit rating of any investment issuer or guarantor. Our portfolio includes only marketable securities with active secondary or resale markets to ensure portfolio liquidity and is diversified in accordance with our investment policy. To date, we have not experienced significant liquidity problems with our portfolio. Our single largest holding at December 31, 2011, excluding the U.S. government and its agencies, was a $3.5 million money market fund.

As of December 31, 2011, we did not have any investments in mortgage backed or auction rate securities or any security investments in the financial service sector. However, we intend to closely monitor developments in the credit markets and make appropriate changes to our investment policy as deemed necessary or advisable. Based on our ability to liquidate our investment portfolio and our expected operating cash flows, we do not anticipate any liquidity constraints as a result of the current credit environment.

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

ULTRATECH, INC.
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Consolidated Financial Statements included in Item 8:

ULTRATECH, INC.
CONSOLIDATED BALANCE SHEETS

In thousands, except share and per share amounts	December 31, 2011	December 31, 2010
Assets
Current assets:
Cash and cash equivalents	$58,780	$63,626
Short-term investments	169,167	120,664
Accounts receivable, net of allowance for doubtful accounts of $498 and $345 at December 31, 2011 and 2010, respectively	56,506	32,825
Inventories	41,285	37,088
Prepaid expenses and other current assets	6,848	7,777
Total current assets	332,586	261,980
Property, plant, and equipment, net	16,009	14,835
Other assets	4,853	4,479
Total assets	$353,448	$281,294
Liabilities and Stockholders’ Equity
Current liabilities:
Notes payable	$1,000	$6,000
Accounts payable	10,980	13,154
Accrued expenses	22,373	12,028
Deferred product and services income	14,953	13,641
Total current liabilities	49,306	44,823
Other liabilities	8,113	5,344
Commitments and contingencies
Stockholders’ equity:
Preferred Stock, $0.001 par value: 2,000,000 shares authorized; none issued	—	—
Common Stock, $0.001 par value: 40,000,000 shares authorized; 25,837,994 and 24,739,040 shares issued and outstanding at December 31, 2011 and 2010, respectively	27	27
Additional paid-in capital	278,204	252,565
Treasury stock: 1,837,801 and 1,838,801 shares at December 31, 2011 and 2010, respectively	(26,526)	(26,540)
Accumulated other comprehensive income, net	(99)	(118)
Retained earnings	44,423	5,193
Total stockholders’ equity	296,029	231,127
Total liabilities and stockholders’ equity	$353,448	$281,294
See accompanying notes to consolidated financial statements.

UL TRATECH, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
In thousands, except per share amounts	2011	2010	2009
Net sales
Products	$191,538	$124,626	$80,540
Services	19,660	15,602	15,066
Licenses	1,135	375	207
Total net sales	212,333	140,603	95,813
Cost of sales
Cost of products sold	86,967	56,435	38,813
Cost of services	15,041	12,527	12,010
Gross profit	110,325	71,641	44,990
Research, development and engineering	23,616	19,906	18,759
General and administrative	42,689	34,194	27,333
Operating income (loss)	44,020	17,541	(1,102)
Interest expense	(21)	(15)	288
Interest and other income, net	161	425	2,873
Income before income taxes	44,160	17,951	2,059
Provision (benefit) for income taxes	4,930	1,170	(70)
Net income	$39,230	$16,781	$2,129
Net income per share—basic
Net income	$1.51	$0.69	$0.09
Number of shares used in per share computations—basic	25,915	24,468	23,690
Net income per share—diluted
Net income	$1.47	$0.67	$0.09
Number of shares used in per share computations—diluted	26,778	25,043	23,852
See accompanying notes to consolidated financial statements.

ULTRATECH, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
In thousands	2011	2010	2009
Cash flows from operating activities:
Net income	$39,230	$16,781	$2,129
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	3,991	3,241	4,350
Amortization	403	388	611
Amortization (benefit) of postretirement benefit plan obligation	(13)	(12)	46
Accretion of asset retirement obligations	109	111	167
(Gain) loss on disposal of equipment	(2)	112	120
Stock-based compensation	9,017	4,839	2,922
Excess tax benefit from share-based arrangements	(3,023)	—	—
Changes in operating assets and liabilities:
Accounts receivable	(23,681)	(1,399)	(13,108)
Inventories	(4,197)	(11,291)	6,554
Prepaid expenses and other current assets	924	(3,614)	757
Other assets	(533)	(1,722)	36
Accounts payable	(2,174)	6,042	(1,718)
Accrued expenses	9,550	3,908	(2,787)
Income taxes payable	3,316	242	(126)
Deferred product and services income	1,312	4,795	4,518
Other liabilities	3,162	458	(1,245)
Net cash provided by operating activities	37,391	22,879	3,226
Cash flows from investing activities:
Capital expenditures	(5,284)	(8,258)	(3,646)
Proceeds from sales of fixed assets	—	—	1,137
Purchase of investments in securities	(225,104)	(181,194)	(125,134)
Proceeds from maturities of investments	176,508	162,001	87,024
Net cash used in investing activities	(53,880)	(27,451)	(40,619)
Cash flows from financing activities:
Proceeds from notes payable	11,000	24,000	34,056
Repayment of notes payable	(16,000)	(24,000)	(34,056)
Proceeds from issuance of common stock for stock option exercises	14,886	10,425	2,448
Tax payment for issuance of common stock from release of restricted stock units	(1,266)	(844)	(472)
Excess tax benefit from exercise of stock options	3,023	—	—
Net cash provided by financing activities	11,643	9,581	1,976
Net increase (decrease) in cash and cash equivalents	(4,846)	5,009	(35,417)
Cash and cash equivalents at beginning of period	63,626	58,617	94,034
Cash and cash equivalents at end of period	$58,780	$63,626	$58,617
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$20	$15	$32
Income taxes paid	$334	$248	$194
Other non-cash changes:
Systems transferred from inventory to equipment and other assets, net	$34	$936	$1,361
See accompanying notes to consolidated financial statements.

ULTRATECH, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Stockholders’ Equity
	Common Stock		Additional Paid-in Capital	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Accumulated Deficit)	Total Stockholders’ Equity
In thousands, except share data	Shares	Amount
Balance at December 31, 2008	23,516,198	$25	$233,246	$(26,605)	$474	$(13,717)	$193,423
Net issuance of common stock under stock option plans	321,886	1	1,968	36	—	—	2,005
Stock-based compensation	—	—	2,923	—	—	—	2,923
Components of comprehensive income:
Change in net unrealized gains (losses) on:
Available-for-sale investments	—	—	—	—	(643)	—	(643)
Foreign exchange contracts	—	—	—	—	84	—	84
Change in postretirement benefits obligation	—	—	—	—	47	—	47
Net income	—	—	—	—	—	2,129	2,129
Total comprehensive income							1,617
Balance at December 31, 2009	23,838,084	26	238,137	(26,569)	(38)	(11,588)	199,968
Net issuance of common stock under stock option plans	900,956	1	9,589	29	—	—	9,619
Stock-based compensation	—	—	4,839	—	—	—	4,839
Components of comprehensive income:
Change in net unrealized gains (losses) on:
Available-for-sale investments	—	—	—	—	(68)	—	(68)
Foreign exchange contracts	—	—	—	—	—	—	—
Change in postretirement benefits obligation	—	—	—	—	(12)	—	(12)
Net income	—	—	—	—	—	16,781	16,781
Total comprehensive income							16,701
Balance at December 31, 2010	24,739,040	27	252,565	(26,540)	(118)	5,193	231,127
Net issuance of common stock under stock option plans	1,098,954	—	13,599	14			13,613
Stock-based compensation		—	9,017	—	—	—	9,017
Excess tax benefit related to stock options	—	—	3,023	—	—	—	3,023
Components of comprehensive income:
Change in net unrealized gains (losses) on:
Available-for-sale investments	—	—		—	32	—	32
Change in postretirement benefits obligation	—	—	—	—	(13)	—	(13)
Net income	—	—	—	—	—	39,230	39,230
Total comprehensive income							39,249
Balance at December 31, 2011	25,837,994	$27	$278,204	$(26,526)	$(99)	$44,423	$296,029
See accompanying notes to consolidated financial statements.

ULTRATECH, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. COMPANY AND INDUSTRY INFORMATION

Nature of Operations

Ultratech, Inc. (referred to as “Ultratech” and “we”) develops, manufactures and markets photolithography and laser thermal processing equipment for manufacturers of semiconductor and nanotechnology components located throughout North America, Europe and Asia.

We supply step-and-repeat photolithography systems based on one-to-one imaging technology. Within the integrated circuit industry, we target the market for advanced packaging applications. Within the nanotechnology industry, our target markets include thin film head magnetic devices, optical networking devices, laser diodes and high-brightness light emitting diodes (“HBLEDs”). Our laser thermal processing equipment is targeted at advanced annealing applications within the semiconductor industry.

Major Customers

In 2011, Intel Corporation (“Intel”), Samsung Corporation (“Samsung”) and Taiwan Semiconductor Manufacturing Co. Ltd. (“TSMC”) accounted for 24%, 18%, and 12% of our net sales, respectively. In 2010, Samsung, TSMC and Intel accounted for 19%, 11% and 11% of our net sales, respectively. In 2009, TSMC, Intel and StatsChipPac Ltd. (“StatsChipPac”) accounted for 22%, 19%, and 14% respectively.

At December 31, 2011, Intel, Global Foundaries, TSMC, International Business Machines ("IBM") and Huali Corporation ("Huali") accounted for 17%, 17%, 13%, 12%, and 11% of our accounts receivable, respectively. At December 31, 2010, Samsung, StatsChipPac and TSMC accounted for 30%, 22% and 19% of our accounts receivable, respectively.

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

Enterprise-Wide Disclosures

Our products are manufactured in the United States and Singapore, and are sold worldwide. We market our products internationally through domestic and foreign-based sales and service offices. The following table presents enterprise-wide sales to external customers and long-lived assets by geographic region:

In thousands	2011	2010	2009
Net sales:
United States	$84,467	$29,076	$27,034
International:
Taiwan	51,098	44,645	30,827
Korea	13,930	22,366	1,426
Europe	20,452	20,645	3,255
Rest of the world	29,984	15,175	6,514
Japan	8,661	4,606	11,801
Singapore	3,741	4,090	14,956
subtotal	127,866	111,527	68,779
Total	$212,333	$140,603	$95,813
Long-lived assets:
United States	$12,475	$12,078	$10,226
Singapore	5,142	5,213	—
Rest of the world	421	268	357
Total	$18,038	$17,559	$10,583

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

2. CONCENTRATIONS OF RISKS

Financial instruments that potentially subject us to concentrations of credit risk consist principally of cash equivalents, short-term investments and trade receivables. These credit risks include the potential inability of an issuer or customer to honor their obligations under the terms of the instrument or the sales agreement. We place our cash equivalents and investments with high credit-quality financial institutions. We invest our excess cash in commercial paper, readily marketable debt instruments and collateralized funds of United States and state government entities. We have established guidelines relative to credit ratings, diversification and maturities that seek to maintain principal balance and liquidity.

A majority of our trade receivables are derived from sales in various geographic areas, principally the United States, Europe, Japan, Taiwan and the rest of Asia, to large companies within the integrated circuit and nanotechnology industries. We perform ongoing credit evaluations of our customers’ financial condition and require collateral, whenever deemed necessary. As of December 31, 2011 and 2010, the recorded value of our accounts receivable approximated fair value due to the short-term nature of our accounts receivable.

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

The U.S. dollar is the functional currency for all foreign operations. Foreign exchange gains and losses which result from the process of remeasuring foreign currency financial statements into U.S. dollars or from foreign currency exchange transactions during the period, are included in interest and other income, net. Net foreign exchange losses in 2011 were $0.1 million, in 2010 were immaterial, and in 2009 were $0.4 million.

We have evaluated subsequent events, as defined by Accounting Standard Codification (“ASC”) Topic 855, through February 29, 2012, which is the issuance date of our financial statements.

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

Investments

Management determines the appropriate classification of its investments at the time of purchase and re-evaluates the classification at each balance sheet date. At December 31, 2011 and 2010, all investments and cash equivalents in our portfolio were classified as “available-for-sale” and are stated at fair value, with the unrealized gains and losses, net of tax, reported in accumulated other comprehensive income (loss), as a separate component of stockholders’ equity. The fair value of short-term investments are estimated based on quoted prices in active markets or significant other observable inputs as of December 31, 2011 and 2010.

The amortized cost of debt securities is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization, as well as interest, dividends, realized gains and losses and declines in value judged to be other than temporary are included in interest and other income, net. The cost of securities sold is based on the specific identification method.

Allowance for Bad Debts

We maintain an allowance for uncollectible accounts receivable based upon expected collectability. This reserve is established based upon historical trends, current economic conditions, delinquency status based on contractual terms and an analysis of specific exposures.

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

Other Assets

Included in other assets for the year ended December 31, 2011, and 2010 is restricted cash in the amount of $0.2 million and $0.8 million, respectively. The restricted cash in 2011 is in the form of an interest bearing account against a letter of credit with a customer. The restricted cash will be released after the warranty period for the related tool expires. The 2010 restricted cash is in the form of an interest bearing account for a letter of credit against a customer deposit received in 2010. Our obligation on this letter of credit was released in 2011.

Long-lived Assets

Equipment and leasehold improvements are stated at cost, less accumulated depreciation and amortization. Equipment is depreciated on a straight-line basis over the estimated useful lives (i.e. three to 10 years). Leasehold improvements are amortized on a straight-line basis over the life of the related assets or the lease term, whichever is shorter. Depreciation and amortization expense for the years ended 2011 and 2010 was $4.4 million and $3.6 million, respectively.

We review long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of these assets may not be recoverable. We assess these assets for impairment based on estimated future cash flows from these assets. No asset impairment charges have been recorded during the three years ended December 31, 2011.

Related-Party Transactions

From time to time, we make loans to our employees. All currently outstanding employee notes accrue interest and have terms ranging from two to six years. Certain notes are secured by deeds of trust for the employees’ personal residences.

During 2011, we made no new loans to employees. As of December 31, 2011, the aggregate outstanding amounts of these loans was $0.3 million. As of December 31, 2010, the aggregate outstanding principal balance of all notes was $0.6 million.

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

	Derivatives as of December 31, 2011
In thousands	Balance Sheet Location	Fair Value
Foreign exchange contracts	Other current assets	$3
	Other current liabilities	$(1)
Total derivatives		$2

	Derivatives as of December 31, 2010
In thousands	Balance Sheet Location	Fair Value
Foreign exchange contracts	Other current assets	$15
	Other current liabilities	$(41)
Total derivatives		$(26)

Our derivative financial instruments are subject to both credit and market risk. Credit risk is the risk of loss due to failure of a counter-party to perform its obligations in accordance with contractual terms. Market risk is the potential change in an investment’s value caused by fluctuations in interest and currency exchange rates, credit spreads or other variables. We monitor the credit-worthiness of the financial institutions that are counter-parties to our derivative financial instruments and do not consider the risks of counter-party nonperformance to be material. Credit and market risks, as a result of an offset by the underlying cash flow being hedged, related to derivative instruments were not considered material at December 31, 2011 and 2010.

Cash Flow Hedging

We designate and document as cash flow hedges foreign exchange forward contracts that are used by us to hedge the risk that forecasted revenue may be adversely affected by changes in foreign currency exchange rates. The effective portion of the contracts’ gains or losses is included in accumulated other comprehensive income (loss) (“OCI”) until the period in which the forecasted sale being hedged is recognized, at which time the amount in OCI is reclassified to earnings as a component of revenue. To the extent that any of these contracts are not considered to be effective in offsetting the change in the value of the forecasted sales being hedged, the ineffective portion of these contracts is immediately recognized in income as a component of interest and other income, net. For the year ended December 31, 2011, there was no hedge ineffectiveness. We calculate hedge effectiveness at a minimum each fiscal quarter. We measure hedge effectiveness by comparing the cumulative change in the spot rate of the derivative with the cumulative change in the spot rate of the anticipated sales transactions. The maturity of these instruments is generally nine months or less. We record any excluded components of the hedge in interest and other income, net.

In the event the underlying forecasted transaction does not occur within the designated hedge period or it becomes probable that the forecasted transaction will not occur, the related gains and losses on the cash flow hedge are reclassified from OCI to interest and other income, net on the consolidated statement of operations.

We did not have any currency forward contracts classified as cash-flow hedges outstanding at December 31, 2011 and 2010. As such, we did not record any accumulated losses or gains as a component of other comprehensive income (loss) at December 31, 2011 or 2010.

Fair Value Hedging

We manage the foreign currency risk associated with yen-denominated assets and liabilities using foreign exchange forward contracts with maturities of less than nine months. The change in fair value of these derivatives is recognized as a component of interest and other income, net and is intended to offset the remeasurement gains and losses associated with the non-functional currency denominated assets and liabilities.

At December 31, 2011 and 2010, we had currency sell-forward contracts classified as fair value hedges for the sale of Japanese yen of $0.4 million and $0.5 million, respectively. At December 31, 2011 and 2010, we had buy-forward contracts classified as fair value hedges for the purchase of Japanese yen of $0.7 million and $0.4 million, respectively. The fair value of derivatives classified as fair value hedges at December 31, 2011 and 2010 was insignificant. The following sets forth the effect of the derivative instruments on our Consolidated Statements of Operations for the year ended December 31, 2011 and 2010, respectively (in thousands):

Derivatives in ASC 815 Fair Value Hedging Relationship	Location of Gain Recognized in Income on Derivative	Amount of Gain Recognized in Income on Derivatives for the Year Ended December 31, 2011
Foreign exchange contracts	Interest and other income (expense), net	$28

Derivatives in ASC 815 Fair Value Hedging Relationship	Location of Loss Recognized in Income on Derivative	Amount of Loss Recognized in Income on Derivatives for the Year Ended December 31, 2010
Foreign exchange contracts	Interest and other income (expense), net	($91)

Revenue Recognition

We recognize revenue when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the arrangement consideration is fixed or determinable, and collectability is reasonably assured. We derive revenue from four sources: system sales, spare parts sales, service contracts and license fees.

Provided all other criteria are met, we recognize revenues on system sales when system acceptance provisions have been met in accordance with the terms and conditions of the arrangement. In the event that terms of the sale provide for a lapsing system acceptance period, we recognize revenue upon the expiration of the lapsing acceptance period or system acceptance, whichever occurs first. In these instances, which are infrequent, revenue is recorded only if the product has met product specifications prior to shipment and management deems that no significant uncertainties as to product performance exist.

Our transactions frequently include the sale of systems and services under multiple element arrangements. In transactions with multiple deliverables, revenue is recognized upon the delivery of the separate elements and when system acceptance has occurred or we are otherwise released from our system acceptance obligations.

In the first quarter of 2011, we adopted Accounting Standard Update (“ASU”) No. 2009-13, Revenue Recognition (Topic 605) - Multi-Deliverables Revenue Arrangements, a Consensus of the FASB Emerging Issues Task Force on a prospective basis for applicable transactions originating or materially modified on or subsequent to January 1, 2011. The new standard changed the requirements for establishing separate units of accounting in a multiple element arrangement and requires the allocation of arrangement consideration to each deliverable to be based on the relative selling price. Implementation of this new authoritative guidance had an insignificant impact on reported revenue as compared to revenue under previous guidance, as the new guidance did not change the units of accounting within sales arrangements and the elimination of the residual method for the allocation of arrangement consideration had an immaterial impact on the amount and timing of reported revenue.

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

Costs related to deferred product revenues are capitalized (deferred) and recognized at the time of revenue recognition. Deferred product revenue and costs are netted on our balance sheet, under the caption “deferred product and services income.” The gross amount of deferred revenues and deferred costs at December 31, 2011 were $20.7 million and $5.7 million, respectively. The gross amount of deferred revenues and deferred costs at December 31, 2010 were $20.1 million and $6.5 million, respectively.

Costs incurred for shipping and handling are included in cost of sales.

Warranty Accrual

We generally warrant our products for material and labor to repair the product for a period of 12 months for new products, or three months for refurbished products, from the date of system acceptance. Accordingly, an accrual for the estimated cost of the warranty is recorded at the time the product is shipped and the related charge is recorded in the statement of operations at the time revenue is recognized.

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

Deferred Income Taxes

Deferred income taxes are provided for the tax effect of temporary differences between the tax basis of assets and liabilities and their reported amounts in the financial statements. ASC Topic 740, Income Taxes (“ASC 740”) provides for recognition of deferred tax assets if the realization of such deferred tax assets is more likely than not to occur. Realization of our net deferred tax assets is dependent upon our generation of sufficient taxable income in future years in appropriate tax jurisdictions to obtain the benefit of the reversal of temporary differences, net operating loss carry-forwards, and tax credit carry-forwards. The amount of deferred tax assets considered realizable is subject to adjustment in future periods if estimates of future taxable income are changed. With the exception of certain international jurisdictions (i.e. Japan and Taiwan), we have determined that at this time it is more likely than not that deferred tax assets attributable to the remaining jurisdictions will not be realized, primarily due to uncertainties related to our ability to utilize the net operating loss and tax credit carry-forwards before they expire based on the fact that it is more likely than not we will generate sufficient taxable income in the relevant jurisdictions. Accordingly, we have established a valuation allowance for such deferred tax assets. Management continues to monitor the relative weight of positive and negative evidence of future profitability in relevant jurisdictions. It is possible that sometime in the next 12 months the positive evidence will be sufficient to release a material amount of our valuation allowance; however, there is no assurance this will occur. See Note 14 Income Taxes for further details.

Taxes Collected from Customers

We collect taxes from our customers for sales transactions as assessed by respective governmental authorities. On our consolidated statements of operations these taxes are presented on a net basis and are excluded from revenues and expenses.

Impact of Recently Issued Accounting Standards

In June 2011, the FASB issued ASU No. 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income to increase the prominence of items reported in other comprehensive income. Specifically, the new guidance allows an entity to present components of net income or other comprehensive income in one continuous statement, referred to as the statement of comprehensive income, or in two separate, but consecutive statements. The new guidance eliminates the current option to report other comprehensive income and its components in the consolidated statement of shareholder's equity. While the new guidance changes the presentation of comprehensive income, there are no changes to the components that are recognized in net income or other comprehensive income under current accounting guidance. This new guidance is effective for fiscal years and interim periods beginning after December 15, 2011. We do not believe the adoption of the new guidance will have an impact on our consolidated financial position, results of operations or cash flows.

5. STOCK-BASED COMPENSATION

The following table shows total stock-based compensation expense recognized under ASC Topic 718, Compensation—Stock Compensation (“ASC 718”), for employees and directors and the effect to the accompanying Consolidated Statement of Operations for the years ended December 31, 2011, 2010 and 2009. There was no tax effect.

In thousands	2011	2010	2009
Cost of sales	$458	$329	$194
Research, development, and engineering	1,482	904	553
Selling, general and administrative expenses	7,077	3,606	2,175
Total stock-based compensation expense	$9,017	$4,839	$2,922

Compensation cost capitalized as part of inventory was $0.3 million during the year ended December 31, 2011 and insignificant for the years ended 2010 and 2009, respectively.

The estimated fair value of our stock-based awards, less expected forfeitures, is amortized over the awards’ vesting period using a single grant approach on a ratable basis for awards granted after the adoption of ASC 718 and using a multiple grant approach on an accelerated basis for awards granted prior to the adoption of ASC 718.

The fair value of each option award is estimated on the date of grant using the Black-Scholes valuation model and the assumptions noted in the following table. The expected life of options is based on observed historical exercise patterns. Groups of employees that have similar historical exercise patterns have been considered separately for valuation purposes. The Black-Sholes valuation input for expected volatility used for our stock options for all years presented was based on the historical volatility of our common stock. The risk free interest rate is based on the implied yield on a U.S. Treasury zero-coupon issue with a remaining term equal to the expected term of the option. The dividend yield reflects that we have not paid any cash dividends since inception and do not intend to pay any cash dividends in the foreseeable future.

We used the following weighted-average assumptions to estimate the fair value of stock options at the date of grant using the Black-Scholes option-pricing model.

	2011	2010	2009
Expected life (in years)	8.2	8.0	5.0
Risk-free interest rate	2.8%	2.9%	2.2%
Volatility factor	48%	51%	48%
Dividend yield	—	—	—

The weighted-average fair value per share of stock options granted during 2011, 2010 and 2009 was $14.61, $9.48, and $6.00 respectively.

1993 Stock Option Plan/Stock Issuance Plan

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

Under our 1993 Stock Option Plan/Stock Issuance Plan, as amended and restated as of May 31, 2011, officers and other key employees, non-employee Board members and consultants may receive equity incentive awards in the form of stock options to purchase shares of common stock at no less than 100% of fair value at the grant date or restricted stock or restricted stock units. Options historically have vested in equal monthly installments over a fifty-month period or one hundred-month period, with a minimum vesting period of twelve months from the grant date, and generally expire ten years from the date of grant or upon the expiration of a limited period following any earlier termination of employment. The plan was amended in January 2006 to allow the issuance of shares pursuant to restricted stock unit awards, and during fiscal years 2010, 2009 and 2008, restricted stock unit awards were made which generally vest in equal annual installments over a three-year period measured from the award date but which defer the issuance of the vested shares until the end of the vesting period, subject to earlier issuance upon termination of employment under certain circumstances or a change in control. Awards under the plan may be subject to accelerated vesting under certain circumstances should a change in control occur. The plan terminates on the earlier of June 6, 2020 or the date on which all shares available for issuance under the plan have been issued. Under the plan, approximately 3.2 million, 1.4 million and 2.5 million shares were available for issuance at December 31, 2011, 2010 and 2009, respectively.

1998 Supplemental Stock Option/Stock Issuance Plan

Under our 1998 Supplemental Stock Option/Stock Issuance Plan, as amended, eligible employees (i.e. other than executive officers and employees holding the title of Vice President or General Manager) were able to receive options to purchase shares of common stock at not less than 100% of fair value on the grant date. These options generally vest in equal monthly installments over a fifty-month period, with a minimum vesting period of twelve months from grant date, and generally expire ten years from date of grant, subject to earlier termination following the optionee’s cessation of employee status. Direct stock issuances may also be made under the plan, subject to similar vesting provisions. The plan was amended in January 2008 to allow the issuance of shares pursuant to restricted stock unit awards. Since the plan terminated on October 19, 2008, there were no options available for issuance under the plan at December 31, 2011 and 2010.

Stock Option Activity

A summary of our stock option activity for the period ended December 31, 2011, and related information follows:

	Options	Weighted- Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value as of December 31, 2011
Outstanding at January 1, 2011	3,269,147	$16.35
Granted	1,091,500	$25.97
Exercised	(960,818)	$15.47
Forfeited and expired	(140,687)	$25.68
Outstanding at December 31, 2011	3,259,142	$19.44	6.2	$19,501,525
Exercisable at December 31, 2011	1,586,019	$16.37	3.1	$13,180,626
Vested and expected to vest as of December 31, 2011, net of anticipated forfeitures	3,175,540	$19.34	6.1	$19,235,329

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between our closing stock price on the last trading day of fiscal 2011 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on December 31, 2011. Total intrinsic value of options exercised (selling price of the exercised stock less the option strike price multiplied by the share amount) in fiscal year 2011 was $11.6 million as compared to $3.6 million and $0.5 million in each of 2010 and 2009, respectively. Cash received from option exercises in fiscal 2011 and 2010 was $14.9 million and $10.4 million, respectively.

A summary of our option activity for the prior years follows:

	2010		2009
	Options	Weighted- Average Exercise Price	Options	Weighted- Average Exercise Price
Outstanding at January 1	3,377,151	$15.62	4,686,549	$17.01
Granted	818,500	$16.53	15,000	$13.64
Exercised	(780,833)	$13.35	(204,454)	$11.97
Forfeited and expired	(145,671)	$16.27	(1,119,944)	$22.09
Outstanding at December 31	3,269,147	$16.35	3,377,151	$15.62

At December 31, 2011, options outstanding were as follows:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Options	Weighted- Average Remaining Contractual Life (Years)	Weighted- Average Exercise Price	Options	Weighted- Average Exercise Price
$ 8.41 - $13.51	554,378	4.95	$11.46	404,010	$11.24
$13.67 - $16.01	647,414	4.08	$14.86	496,645	$14.69
$16.16 - $18.92	551,150	7.28	$18.20	223,990	$17.42
$19.44 - $22.00	664,625	4.71	$21.70	421,700	$21.55
$22.53 - $27.75	543,700	9.27	$25.26	8,112	$23.43
$29.68 - $31.21	297,875	8.56	$30.83	31,562	$30.14
Outstanding at December 31	3,259,142			1,586,019

As of December 31, 2011, $19.1 million of total unrecognized compensation cost related to stock options is expected to be recognized over a weighted-average period of 5.9 years.

Restricted Stock Unit Activity

A summary of our restricted stock unit activity as of December 31, 2011, 2010 and 2009, and related information follows:

	2011		2010		2009
	Shares	Average Grant Date Fair Value	Shares	Weighted-Average Grant Date Fair Value	Shares	Weighted-Average Grant Date Fair Value
Nonvested stock at January 1	431,866	$15.64	383,894	$13.51	115,340	$11.47
Granted	521,875	$25.98	400,750	$16.33	460,189	$13.66
Vested	(271,651)	$18.23	(347,710)	$14.14	(167,968)	$12.70
Forfeited	(18,586)	$19.68	(5,068)	$13.43	(23,667)	$12.35
Nonvested stock at December 31	663,504	$22.60	431,866	$15.64	383,894	$13.51

A total of 442,035 shares of our common stock subject to restricted stock units was vested but not yet distributed as of December 31, 2011. Stock-based compensation expense related to our restricted stock units for the year ended December 31, 2011 was $5.3 million. As of December 31, 2011, $14.3 million of total unrecognized compensation cost related to unvested restricted stock units is expected to be recognized over a weighted-average period of 4.8 years. Total fair value of vested shares in fiscal 2011 was $5.0 million compared to $4.9 million and $2.1 million in 2010 and 2009, respectively.

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

6. BASIC AND DILUTED NET INCOME PER SHARE

The following sets forth the computation of basic and diluted net income per share:

	Years Ended December 31,
In thousands, except per share amounts	2011	2010	2009
Numerator:
Net income	$39,230	$16,781	$2,129
Denominator:
Basic weighted-average shares outstanding	25,915	24,468	23,690
Effect of dilutive employee stock options and restricted stock units	863	575	162
Diluted weighted-average shares outstanding	26,778	25,043	23,852
Net income per share—basic	$1.51	$0.69	$0.09
Net income per share—diluted	$1.47	$0.67	$0.09

For the year ended December 31, 2011, a total of 1.1 million shares of common stock subject to options and restricted stock units were excluded from the computation of diluted net income per share as the resulting effect would have been anti-dilutive, compared to 1.5 million shares and 3.7 million shares for the years ended December 31, 2010 and 2009, respectively. Options and restricted stock units are anti-dilutive when we have a net loss or when the exercise price of the stock option and the average unrecognized compensation cost of the stock option or restricted stock unit are greater than the average market price of our common stock.

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

We measure certain financial assets and liabilities at fair value on a recurring basis, including available-for-sale securities and foreign currency derivatives. The fair value of these certain financial assets and liabilities was determined using the following inputs at December 31, 2011 and 2010, respectively:

	Fair Value Measurements at December 31, 2011 Using
In thousands	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available-for-sale securities(1)
Commercial paper	$9,996	$—	$9,996	$—
Money market funds	6,706	6,706	—	—
U.S. corporate debt securities	1,440	—	1,440	—
U.S. treasury bills and notes	3,913		3,913	—
Securities and obligations of U.S. government agencies	162,669	—	162,669	—
	184,724	6,706	178,018	—
Foreign currency derivatives(2)	3	—	3	—
Foreign currency derivatives(3)	(1)	—	(1)	—
	$184,726	$6,706	$178,020	$—
	Fair Value Measurements at December 31, 2010 Using
In thousands	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available-for-sale securities(1)
Commercial paper	$11,994	$—	$11,994	$—
Money market funds	9,593	9,593	—	—
U.S. corporate debt securities	—	—	—	—
U.S. treasury bills and notes	—	—	—	—
Securities and obligations of U.S. government agencies	114,669	—	114,669	—
	136,256	9,593	126,663	—
Foreign currency derivatives(2)	15	—	15	—
Foreign currency derivatives(3)	(41)	—	(41)	—
	$136,230	$9,593	$126,637	$—
___________________

(1)	Included in cash and cash equivalents and short-term investments on our consolidated balance sheet. Cash equivalents at December 31, 2011 and 2010 were $15.6 million and $15.6 million, respectively.

(2)	Included in current assets on our consolidated balance sheet. Consisted of forward foreign exchange contracts for the Japanese yen. See note 4.

(3)	Included in current liabilities on our consolidated balance sheet. Consisted of forward foreign exchange contracts for the Japanese yen. See note 4.

8. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The components of comprehensive income net of tax, are as follows:

In thousands	December 31, 2011	December 31, 2010	December 31, 2009
Net income	$39,230	$16,781	$2,129
Other comprehensive income (loss):
Unrealized gain (loss) on available-for-sale investments before adjustment	32	(68)	(643)
Net unrealized gain (loss) on available-for-sale investments	32	(68)	(643)
Unrealized gain on foreign exchange forward contracts	—	—	84
Change in postretirement benefits obligation	(13)	(12)	47
Comprehensive income	$39,249	$16,701	$1,617

Accumulated other comprehensive loss is comprised of the following items, net of tax of zero for 2011 and 2010:

In thousands	December 31, 2011	December 31, 2010
Unrealized gain (loss) on:
Available-for-sale investments	$(30)	$(62)
Change in postretirement benefit obligation	(69)	(56)
Accumulated other comprehensive loss at end of period	$(99)	$(118)

The amount of loss on foreign exchange contracts reclassified to earnings was zero in 2011 and 2010, and was $0.1 million in 2009. Unrealized gains and losses on investments affect the short-term investment line on our consolidated balance sheet. Amounts in other comprehensive income for changes in the minimum post-retirement obligation are expensed to our consolidated statement of operations in the selling, general, and administrative expense line.

9. INVESTMENTS

We classified all of our investments as “available-for-sale” as of December 31, 2011 and 2010. Accordingly, we state our investments at estimated fair value. Fair values are determined based on quoted market prices or pricing models using current market rates. We deem all investments to be available to meet current working capital requirements.

The following is a summary of our investments:

	December 31, 2011				December 31, 2010
Cash equivalents and Available- for-sale Investments, in thousands	Amortized Cost	Accumulated Other Comprehensive		Estimated Fair Value	Amortized Cost	Accumulated Other Comprehensive		Estimated Fair Value
		Gains	Losses			Gains	Losses
Commercial paper	$9,996	$—	$—	$9,996	$11,994	$—	$—	$11,994
Money market funds	6,706	—	—	6,706	9,593	—	—	9,593
U.S. corporate debt securities	1,441	—	1	1,440	—	—	—	—
U.S. treasury bills and notes	3,908	5	—	3,913	—	—	—	—
Securities and obligations of U.S. government agencies	162,703	37	71	162,669	114,731	17	79	114,669
Total	$184,754	$42	$72	$184,724	$136,318	$17	$79	$136,256

The following is a reconciliation of our investments to the balance sheet classifications at December 31:

In thousands	2011	2010
Cash equivalents	$15,557	$15,592
Short-term investments	169,167	120,664
Investments, at estimated fair value	$184,724	$136,256

Gross realized gains and losses on sales of investments were insignificant in each of the years ended December 31, 2011, 2010 and 2009, respectively.

The gross amortized cost and estimated fair value of our investments at December 31, 2011, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because the issuers of the securities may have the right to prepay obligations without prepayment penalties.

In thousands	Gross Amortized Cost	Fair Value
Due in one year or less	$153,346	$153,328
Due after one year to two years	31,408	31,396
Total	$184,754	$184,724

The following table provides the breakdown of the cash equivalent and investments with unrealized losses at December 31, 2011:

	In Loss Position for Less Than 12 Months		In Loss Position for More Than 12 Months		Total
Investments, in thousands	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
U.S. corporate debt securities	$1,440	$1	$—	$—	$1,440	$1
Securities and obligations of U.S. government agencies	28,173	71	—	—	28,173	71
Total	$29,613	$72	$—	$—	$29,613	$72

The following table provides the breakdown of the cash equivalents and investments with unrealized losses at December 31, 2010:

	In Loss Position for Less Than 12 Months		In Loss Position for More Than 12 Months		Total
Investments, in thousands	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Securities and obligations of U.S. government agencies	$68,998	$79	$—	$—	$68,998	$79
Total	$68,998	$79	$—	$—	$68,998	$79

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

We have not recorded any OTTI of our investments for the years ended December 31, 2011, 2010 and 2009.

10. BALANCE SHEET DETAIL

In thousands	December 31, 2011	December 31, 2010
Inventories:
Raw materials	$17,373	$14,862
Work-in-process	12,404	12,307
Finished products	11,508	9,919
Total (net of reserves)	$41,285	$37,088
Property, plant, and equipment, net
Machinery and equipment	$34,162	$29,426
Leasehold improvements	12,436	14,157
Office equipment and furniture(a)	12,338	12,166
	58,936	55,749
Accumulated depreciation and amortization	(42,927)	(40,914)
Total	$16,009	$14,835
Other Assets:
Intangible assets, net(b)	$452	$550
Deferred compensation plan assets	808	898
Demo equipment	1,577	2,174
Other	2,016	857
Total	$4,853	$4,479
Accrued expenses:
Accrued payroll-related liabilities	$10,023	$7,513
Advanced billings	5,809	1,172
Warranty accrual	2,398	2,111
Accrued taxes-other	1,729	291
Capital lease, current portion	176	165
Other	2,238	776
Total	$22,373	$12,028
Other Liabilities:
Deferred compensation plan liabilities	$1,120	$1,154
Asset retirement obligations	1,925	1,726
Deferred service income - long term	1,458	—
Postretirement benefits obligation	909	831
Capital lease - long term	—	176
Income tax payable - long term	2,344	924
Deferred income tax liabilities - long term	—	502
Other	357	31
Total	$8,113	$5,344
 ___________________

(a)
As of December 31, 2011 and 2010, office equipment and furniture included $0.7 million of cost capitalized under a capital lease. Accumulated depreciation as of December 31, 2011 and 2010 was $0.6 million and $0.4 million, respectively.

(b)As of December 31, 2011, future estimated amortization costs per year for our existing intangible assets are estimated as follows:

In thousands	Estimated Amortization Expense
For the years:
2012	$87
2013	82
2014	79
2015	67
2016	57
Thereafter	80
Total	$452

Warranty Accrual

We generally warrant our products for a period of 12 months for new products, or three months for refurbished products, from the date of system acceptance for material and labor to repair the product; accordingly, an accrual for the estimated cost of the warranty is recorded at the time the product is shipped. Extended warranty terms, if granted, result in deferral of revenue equating to our standard pricing for similar service contracts. Recognition of the related warranty cost is deferred until product revenue is recognized. Factors that affect our warranty liability include the number of installed units, historical and anticipated rates of warranty claims, and cost per claim. We periodically assess the adequacy of our recorded warranty liabilities and adjust the amounts as necessary.

Changes in our product liability are as follows:

In thousands	December 31, 2011	December 31, 2010
Balance, beginning of year	$2,111	$1,710
Warranties issued during year	3,315	3,116
Settlements during year	(1,711)	(1,231)
Changes in liability for pre-existing warranties during year, including expirations	(1,317)	(1,484)
Balance, end of year	$2,398	$2,111

Deferred Service Income

We sell service contracts for which revenue is deferred and recognized ratably over the contract period (for time based service contracts) or as service hours are delivered (for contracts based on a purchased quantity of hours). Changes in our deferred service revenue are as follows:

In thousands	December 31, 2011	December 31, 2010
Balance, beginning of year	$2,903	$1,907
Service contracts billed during year	7,162	3,577
Service contract revenue recognized during year	(5,074)	(2,581)
Balance, end of year	$4,991	$2,903

Balance sheet classification
Service contracts classified as short-term	$3,533	$2,903
Service contracts classified as long-term	1,458	—
Balance, end of the period	$4,991	$2,903

Asset Retirement Obligations

In accordance with ASC 410, Asset Retirement and Environmental Obligations, an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation (“ARO”) if the fair value of the liability can be reasonably estimated, even if conditional on a future event. The ARO liability is principally for estimable retirement obligations related to remediation costs, which we estimate will be incurred upon the expiration of certain operating leases.

The following table sets forth an analysis of the ARO activity for the years ended December 31, 2011 and 2010:

In thousands	2011	2010
Balance as of January 1	$1,726	$2,162
Accretion expense	111	110
Liabilities incurred	88	270
Liabilities settled	—	(816)
Balance as of December 31	$1,925	$1,726

Advanced Billings

On occasion, we require, or our customers pay, a deposit in advance of order shipment. These amounts are classified as advanced billings until the related order ships. As of the year ended December 31, 2011, we have received $5.8 million of advanced billings from multiple customers as compared to $1.2 million for the year ended December 31, 2010.

11. NOTES PAYABLE

In December 2004, we entered into a line of credit agreement with a brokerage firm. Under the terms of this agreement, we may borrow funds at a cost equal to the current federal funds rate plus 125 basis points (1.30% as of December 31, 2011). Certain of our cash, cash equivalents and short-term investments secure borrowings outstanding under this facility, but we are not restricted in the use of those assets. Funds are advanced to us under this facility based on pre-determined advance rates on the cash and securities held by us in this brokerage account. This agreement has no set expiration date and there are no loan covenants, other than the aforementioned collateral requirement which does not legally restrict the cash and securities. As of each of December 31, 2011 and 2010, $1.0 million and $6.0 million, respectively, were outstanding under this facility, with a related collateral requirement of approximately of $1.3 million and $8.0 million, respectively, of our cash, cash equivalents and short-term investments.

12. EXIT ACTIVITIES

During 2009, in our continuing effort to reduce company-wide expenses, we eliminated 21 full-time positions, 90% in the United States and 10% internationally. We recorded severance and benefits charges totaling $0.6 million during the year ended December 31, 2009. Of this $0.6 million, $0.3 million was recorded as research, development and engineering expenses, $0.2 million as cost of sales and the remaining $0.1 million as selling, general and administrative expenses. For the years December 31, 2011 and 2010, there were no exit activity liabilities.

13. EMPLOYEE BENEFIT PLANS

Employee bonus plans

We currently sponsor an executive incentive bonus plan that distributes employee awards based on the achievement of predetermined targets. We recorded charges of $3.8 million, $3.7 million, and $0.5 million under this bonus plan for the years ended December 31, 2011, 2010, and 2009, respectively.

Employee Savings and Retirement Plans

We sponsor a 401(k) employee salary deferral plan that allows voluntary contributions by all full-time employees up to the Internal Revenue Service limits of their pretax earnings. We may also make matching contributions to this plan at our discretion. Employees are eligible for the matching plan if they contribute at least 2% of their compensation. Our contributions, when made, are limited to a maximum of 3% of the employee's compensation if the company exceeds certain income levels. We made $0.7 million in contributions to this plan for the year ended December 31, 2011 as compared to no contributions for 2010 and 2009.

We also sponsor an executive non-qualified deferred compensation plan (the Plan) that allows qualifying executives to defer current cash compensation. At December 31, 2011 Plan assets of $0.8 million, representing the cash surrender value of life insurance policies held by us, and liabilities of $1.1 million are included in our consolidated balance sheets under the captions “other assets” and “other liabilities”, respectively.

Postretirement Benefits

We have committed to providing lifetime postretirement medical and dental benefits to our Chief Executive Officer and Chief Financial Officer and their spouses, commencing after retirement. These medical and dental benefits are similar to the benefits provided to all full-time employees while employed by us, except that we are paying the entire cost of these benefits. Our Chief Financial Officer and his spouse were included in the plan for the first time in 2006.

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

The following table sets forth the amounts of unrecognized prior service cost and unrecognized actuarial gain included in accumulated other comprehensive income:

In thousands	December 31, 2011	December 31, 2010
Prior service cost	$—	$—
Net actuarial gain	69	56
Amount recognized in other comprehensive income	$69	$56

There was no prior service cost and actuarial loss included in accumulated other comprehensive income for the fiscal year ended December 31, 2011.

The reconciliation of the beginning and ending balance of the accumulated postretirement benefit obligation and the fair value of plan assets for the years ended December 31, 2011 and 2010 is as follows:

In thousands	December 31, 2011	December 31, 2010
Benefit obligation at beginning of year	$831	$616
Interest cost	44	36
Actuarial loss	34	179
Benefit obligation at end of year	909	831
Fair value of plan assets at end of year	—	—
Funded status at end of year	$(909)	$(831)

Amounts recognized in the statement of financial position consist of:

In thousands	December 31, 2011	December 31, 2010
Noncurrent assets	$—	$—
Current liabilities	—	—
Noncurrent liabilities	(909)	(831)
	$(909)	$(831)

Weighted-average discount rates as of December 31, 2011 were 4.1% and 4.3% for each of the Chief Executive Officer’s plan and the Chief Financial Officer’s plan, respectively, as compared to 5.3% and 5.4%, as of December 31, 2010.

For measurement purposes, a 9% annual rate of increase in the per capita cost of covered health care benefits was assumed for 2011, and 9% for 2012. The rate was assumed to decrease gradually to 6% for 2015 and remain at that level thereafter.

Components of net periodic benefit cost and other amounts recognized from other comprehensive income are as follows:

In thousands	December 31, 2011	December 31, 2010
Interest cost	$44	$36
Amortization of prior service cost	—	60
Amortization of net gain	21	107
Net periodic benefit cost	$65	$203

Other changes in plan assets and benefit obligations recognized from other comprehensive income are as follows:

In thousands	December 31, 2011	December 31, 2010
Net actuarial loss	$13	$72
Prior service cost	—	—
Amortization of prior service cost	—	(60)
Total recognized from other comprehensive income	$13	$12
Total recognized in net periodic benefit cost and from other comprehensive income	$78	$215

The expected benefit payments in the next 10 years are as follows:

In thousands
2012	$—
2013	—
2014	50
2015	52
2016 to 2022	292
Total expected benefit payments	$394

Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plan. A one-percentage-point change in assumed health care cost trend rates would have the following effects:

	December 31, 2011
In thousands	1-Percentage- Point Increase	1-Percentage- Point Decrease
Effect on total of service and interest cost components	$5	$(5)
Effect on postretirement benefit obligation	$135	$(114)

14. INCOME TAXES

The domestic and foreign components of income before income taxes and cumulative adjustments are as follows:

	Years Ended December 31,
In thousands	2011	2010	2009
Domestic	$42,021	$34,073	$1,723
Foreign	2,139	(16,123)	336
Income before income taxes	$44,160	$17,950	$2,059

The components of the provision (benefit) for income taxes were as follows:

	Years Ended December 31,
In thousands	2011	2010	2009
Federal:
Current	$4,152	$825	$(152)
Deferred	—	—	—
	4,152	825	(152)
State:
Current	427	68	(12)
Deferred	—	—	—
	427	68	(12)
Foreign:
Current	485	336	139
Deferred	(134)	(59)	(45)
	351	277	94
Total income tax provision (benefit)	$4,930	$1,170	$(70)

The difference between the provision for income taxes and the amount computed by applying the U.S. federal statutory rate of 35 percent to income before income taxes is explained below:

	Years Ended December 31,
In thousands	2011	2010	2009
Tax computed at statutory rate	$15,456	$6,283	$721
Credits for research and experimentation	(587)	—	—
Foreign taxes	(398)	5,920	(24)
Change in valuation allowance	(9,541)	(11,033)	(767)
Income tax provision (benefit)	$4,930	$1,170	$(70)

To better align with the increasingly international nature of our business, we transitioned certain manufacturing processes to Singapore, thereby bringing these activities closer to our Asia-based customers. We have qualified for tax incentives that provide that certain income earned in Singapore would be subject to a tax holiday and/or reduced tax rates for a limited period of time under the laws of Singapore. To realize these benefits, we must meet certain requirements relating to employment and investment activities. This exemption is expected to expire within 9 years. In 2011, the tax benefit attributable to tax holidays was approximately $0.3 million with a $0.01 impact on diluted earnings per share. In 2010, the tax benefit attributable to tax holidays was approximately $1.5 million with a $0.06 impact on diluted earnings per share. We did not have any benefits attributable to tax holidays in 2009. Our ability to realize benefits from these initiatives could be materially adversely affected if, among other things, applicable requirements are not met, the incentives are substantially modified, or if we incur losses for which we cannot take a deduction.

Significant components of deferred income tax assets and liabilities are as follows:

In thousands	2011	2010	2009
Deferred tax assets:
Net operating loss carry-forwards	$11,826	$17,123	$27,560
Inventory valuation	3,092	3,207	2,883
Bad debt reserve	181	133	124
Basis difference in assets	2,653	7,136	10,068
Tax credit carry-forwards	19,188	22,645	22,836
Warranty reserves	735	856	706
Deferred product and services income	—	3,966	2,806
Other non-deductible accruals and reserves	3,586	4,086	5,047
Stock compensation	3,640	3,844	2,919
Total deferred tax assets	44,901	62,996	74,949
Valuation allowance	(42,736)	(58,783)	(71,099)
Net deferred tax assets	$2,165	$4,213	$3,850
Deferred tax liabilities:
Unremitted earnings of foreign subsidiaries	$—	$(3,446)	$(3,136)
Other	(1,617)	(353)	(357)
Total deferred tax liabilities	(1,617)	(3,799)	(3,493)
Net deferred tax assets	$548	$414	$357

We have not provided for U.S. income taxes and foreign withholding taxes on the undistributed earnings of foreign subsidiaries as of December 31, 2011 because we intend to permanently reinvest such earnings outside the United States given that we have moved certain manufacturing processes to Singapore and that our future U.S. cash flows are expected to meet our future U.S. cash needs. As of December 31, 2011, the cumulative amount of earnings for which U.S. income taxes have not been provided is approximately $10.5 million. Determination of the amount of unrecognized deferred tax liability related to these earnings is not practicable.

We currently have a full valuation allowance against our U.S. net deferred tax asset. Each quarter we assess the likelihood that we will be able to recover our deferred tax assets. As a result of our analysis, we concluded that it is more likely than not that, as of December 31, 2011, our net deferred tax assets will not be realized, with the exception of those in Japan and Taiwan. Therefore, we continue to provide a full valuation allowance against net deferred tax assets outside of Japan and Taiwan. Management continues to monitor the relative weight of positive and negative evidence of future profitability in relevant jurisdictions. As of December 31, 2011, we have experienced historical profitability. However, as of December 31, 2011, we have determined that the following negative evidence outweighs the positive evidence such that it is not more likely than not we will generate sufficient taxable income in the relevant jurisdictions to utilize our deferred tax assets and release the associated valuation allowance:

•	Movement of certain product manufacturing to Singapore, resulting in reduced U.S. taxable income,

•	Inherent earnings volatility of our industry resulting in our inability to forecast long term earnings, and

•	Usage limitations resulting in a longer period being required to realize our deferred tax assets.

The net valuation allowance decreased by $16.0 million during the year ended December 31, 2011 and decreased by $12.3 million and increased by $0.3 million during the years ended December 31, 2010 and 2009, respectively. The decrease in valuation allowance in 2011 was primarily due to utilization of federal and state net operating losses, election of bonus depreciation, change in tax accounting method for deferred revenue and completion of studies for certain research activities.

Approximately $12.9 million of the valuation allowance as of December 31, 2011 is attributable to pre-2006 windfall stock option deductions, the benefit of which will be credited to paid-in capital if and when realized through a reduction in income taxes payable. Beginning in 2006, we are tracking the windfall stock option deductions off balance sheet, as required by ASC 718. As of December 31, 2011, we have a previously recorded balance of $15.8 million of windfall stock option deductions that are being tracked off balance sheet. If and when realized, a tax benefit of $5.7 million associated with those deductions will be credited to additional paid-in capital. In 2011, an entry to paid-in capital for $3.0 million was made to reflect the benefit from windfall stock option deductions, which is the excess of federal income tax liabilities expected on the tax return without windfall stock option deductions over federal income tax liabilities expected on the tax return with windfall stock option deductions.

As of December 31, 2011, we had net operating loss carry-forwards for federal and state tax purposes of $33.0 million and $24.0 million, respectively. We also had federal and California research and development tax credit carry-forwards of approximately $9.4 million and $11.2 million, respectively. The federal and state net operating loss carry-forwards will expire at various dates beginning in 2015 through 2027, if not utilized. The federal tax credit carry-forwards will expire at various dates beginning in 2013 through 2031, if not utilized. The California tax credit carry-forwards have no expiration date.

Utilization of our net operating loss and tax credit carry-forwards is subject to an annual limitation due to an ownership change, as defined by the IRS code section 382 that occurred in 2007. None of the net operating loss or tax credit carry-forwards is anticipated to expire as a result of the ownership change. Any future changes of ownership could result in the expiration of net operating losses or credits before utilization.

During the year ended December 31, 2011, our reserve for uncertain tax increased by $1.5 million. Interest and penalties related to reserve for uncertain tax positions were immaterial in 2011 and 2010.    Over the next twelve months, we expect an immaterial decline in the estimated amount of liabilities associated with our uncertain tax positions which arose prior to December 31, 2011 as a result of expiring statutes of limitations in certain foreign jurisdictions.

If we are able to eventually recognize these uncertain tax positions, $4.1 million of the unrecognized benefit on January 1, 2011 and $5.5 million of the unrecognized benefit on December 31, 2011, would reduce our effective tax rate. We currently have a full valuation allowance against our U.S. net deferred tax asset which would impact the timing of the effective tax rate benefit should any of these uncertain tax positions be favorably settled in the future.

We recognize interest and penalties related to uncertain tax positions as a component of income tax expense. As of December 31, 2011, we had accrued an insignificant amount of interest and penalties related to uncertain tax positions.

We are subject to federal and state tax examination for years 1999 forward and 1997 forward, respectively, by virtue of the tax attributes carrying forward from those years. We are also subject to audits in the foreign jurisdictions in which we operate for years 2003 and forward. There are no income tax examinations currently in progress.

A reconciliation of the change in the uncertain income tax benefit liabilities from January 1, 2010 to December 31, 2011 is as follows:

In thousands	2011	2010
Balance at January 1	$4,075	$3,384
Tax positions related to the current year:
Additions	1,511	894
Tax positions related to the prior years:
Reductions	(38)	(72)
Lapses in statutes of limitations	(17)	(131)
Balance at December 31	$5,531	$4,075

15. COMMITMENTS AND CONTINGENCIES

Commitments

We lease our facilities and certain equipment under operating leases. Some of our regional office leases began to expire in 2011. The Company either extended the leases through clauses in the initial lease or negotiated new terms for the lease. The leases for our headquarters and manufacturing operations contain a five-year renewal option subject to a fair market value pricing adjustment. Certain of our leasing arrangements subject us to letter of credit requirements to provide a $2.4 million bank letter of credit as security to the landlord. In addition, certain of our leases require us to restore the facilities back to the original condition at the end of lease terms. As such, we recorded asset retirement obligations related to remediation costs as disclosed in Note 10 herein.

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

In August 2008 and December 2009, we entered into agreements with a leasing company for the sale and leaseback of certain assets over initial terms of four years. The sales price of the assets was $6.8 million and $5.4 million for the sales in 2008 and 2009, respectively. There was no gain or loss from these transactions. Under the sale-leaseback arrangement, we have an option to purchase the assets back at the future current fair market value upon the expiration of the leases in 2012 and 2013, respectively. The leases are classified as operating leases in accordance with ASC Topic 840, Leases. As of December 31, 2011, the minimum future lease payments to be made were $1.9 million.

In October 2009, we entered into two lease amendments for our facilities in San Jose, California. The first lease amendment is to extend one of the building leases for five years. This lease extension will expire in January 2016. We account for this lease as an operating lease; any improvements to the leased property are capitalized and classified as leasehold improvements. Pursuant to the terms of the second lease amendment, in consideration for the waiver of certain surrender obligations set forth in the original lease of a separate building, we paid the landlord $0.6 million and surrendered possession of the premises in March 2010.

As of December 31, 2011, future minimum lease payments were as follows:

In thousands	Capital Leases	Operating Leases
For the years:
2012	$181	$2,272
2013	—	1,907
2014	—	1,762
2015	—	1,757
2016	—	147
Thereafter	—	—
Total minimum lease payments	181	$7,845
Interest component	(5)
Present value of lease payments - current	$176

Rent expense was approximately $2.4 million, $2.7 million and $3.4 million for the years ended December 31, 2011, 2010 and 2009, respectively. We had no sublease income in 2011 and 2010, and $0.7 million in 2009.

Our open purchase order commitments, which primarily relate to purchases of inventories, equipment and leasehold improvements were approximately $73.0 million as of December 31, 2011.

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

On April 19, 2011, the Riverside County Superior Court ruled in our favor with respect to the malicious prosecution claim. Judgment was formally entered in our favor on September 27, 2011 in the amount of $0.3 million. The opposing company has filed a notice of appeal of the judgment. In view of the court's ruling, we concluded that the likelihood of a loss with respect to this matter is less than reasonably possible and therefore, a range of loss cannot be provided.

16. FINANCIAL GUARANTEES

Our off-balance sheet transactions consist of certain financial guarantees, both express and implied, related to indemnification for product liability, patent infringement and latent product defects. Other than liabilities recorded pursuant to known product defects, at December 31, 2011, we did not record a liability associated with these guarantees, as we have little or no history of costs associated with such indemnification requirements. Contingent liabilities associated with product liability may be mitigated by insurance coverage we maintain.

REPORT OF ERNST & YOUNG LLP, INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Stockholders of Ultratech, Inc.
We have audited the accompanying consolidated balance sheets of Ultratech, Inc. as of December 31, 2011 and 2010, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2011. Our audits also included the financial statement schedule listed in the Index at Item 15(a)(2). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Ultratech, Inc. at December 31, 2011 and 2010, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2011, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Ultratech, Inc.’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 29, 2012 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP
San Jose, California
February 29, 2012

REPORT OF ERNST & YOUNG LLP, INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Stockholders of Ultratech, Inc.
We have audited Ultratech, Inc.’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Ultratech, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.
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
In our opinion, Ultratech, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the accompanying consolidated balance sheets of Ultratech, Inc. as of December 31, 2011 and 2010, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2011 and our report dated February 29, 2012 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP
San Jose, California
February 29, 2012

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

Management, including our principal executive officer and principal financial officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2011. In making this assessment, management used the criteria set forth by the committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control—Integrated Framework. Based on this assessment, our management has concluded that, as of December 31, 2011, our internal control over financial reporting is effective based on those criteria. Our management has also concluded that our disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure.

Ernst & Young, LLP, the independent registered public accounting firm who also audited our consolidated financial statements, has issued an attestation report on our internal control over financial reporting. This attestation report appears elsewhere herein.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended December 31, 2011 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

The information required by Part III is omitted from this Report and is incorporated herein by reference from our definitive proxy statement to be filed within 120 days after the end of our fiscal year pursuant to Regulation 14A for our 2012 Annual Meeting of Stockholders currently scheduled to be held on July 17, 2012.

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information concerning our directors required by this Item is incorporated by reference from the Item captioned “Election of Directors” in our Proxy Statement for the 2012 Annual Meeting of Stockholders (the “Proxy Statement”). The information required by this Item relating to our executive officers is included under the caption “Executive Officers of the Registrant” in Part I of this Annual Report on Form 10-K. Other information required by this Item is incorporated herein by reference from the Item captioned “Section 16(a) Beneficial Ownership Reporting Compliance” in the Proxy Statement.

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

The information required by this Item is incorporated by reference from the item captioned “Fees billed to Ultratech by Ernst & Young LLP during fiscal year 2011” in the Proxy Statement.

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

(2)	Financial Statement Schedules
The following consolidated financial statement schedule is included herein:

Page Number
Schedule II Valuation and Qualifying Accounts	76

Schedules other than those listed above have been omitted since they are either not required, are not applicable, or the required information is shown in the financial statements or related notes.

(3)	Exhibits
Except as indicated in Exhibit 32.1, the following exhibits are filed as part of, or incorporated in reference into this Annual Report on Form 10-K:

Exhibit	Description
3.1(1)	Amended and Restated Certificate of Incorporation of the Registrant, filed October 6, 1993.

3.1.1(1)	Certificate of Amendment of the Amended and Restated Certificate of Incorporation of the Registrant, filed May 17, 1995.

3.1.2(1)	Certificate of Amendment of the Amended and Restated Certificate of Incorporation of the Registrant, filed June 17, 1998.

3.1.3(1)	Certificate of Amendment of the Amended and Restated Certificate of Incorporation of the Registrant, filed June 20, 2003.

3.1.4(13)	Certificate of Amendment of the Amended and Restated Certificate of Incorporation of the Registrant, filed August 31, 2009.

3.2(2)	Amended and Restated Bylaws of Registrant.

4.1(3)	Specimen Common Stock Certificate of Registrant.

10.1(18)	1993 Stock Option/Stock Issuance Plan (amended and restated as of May 31, 2011).

10.2(3)	Form of Indemnification Agreement entered into between the Registrant and certain of its officers and directors.

10.3(4)	Form of Indemnification Agreement entered into between the Registrant and certain officers.

10.4(3)	Standard Industrial Lease—Single Tenant, Full Net between The Equitable Life Assurance Society of the United States, as Landlord, and Registrant, as Tenant, dated August 27, 1993.

10.4.1(4)	First Amendment to Lease between The Equitable Life Assurance Society of the United States, as Landlord, and Registrant, as Tenant, dated November 1999.

10.5(5)	Profit Sharing Plan.

10.6(6)	1998 Supplemental Stock Option/ Stock Issuance Plan (amended and restated effective January 29, 2008).

10.7(7)	Private Wealth Management Client Agreement with Morgan Stanley, dated December 16, 2004.

10.8(8)	Lease Agreement between Montague LLC, As Landlord, and Registrant, As Tenant dated November 22, 1999.

10.9(9)	Amended and Restated Employment Agreement between Registrant and Mr. Arthur Zafiropoulo, Chief Executive Officer, dated as of October 14, 2008.

10.10(9)	Amended and Restated Employment Agreement between Registrant and Mr. Bruce Wright, Chief Financial Officer, dated as of October 14, 2008.

10.11(9)	Form of Restricted Stock Unit Issuance Agreement for Executive Officers with Employment Agreements.

10.12(9)	Form of Restricted Stock Unit Issuance Agreement for Executive Officers without Employment Agreements.

10.13(19)	New Form of Restricted Stock Unit Issuance Agreement for Executive Officers with Employment Agreements.

10.14(16)	Description of 2010 Management Incentive Compensation Plan.

10.15(6)	Ultratech, Inc. Long Term Incentive Compensation Plan as amended and restated January 28, 2008.

10.16(9)	Amended and Restated Non-Qualified Supplemental Deferred Compensation Plan.

10.17(9)	Adoption Agreement Related to Amended and Restated Non-Qualified Supplemental Deferred Compensation Plan.

10.18(9)	Amendment No. 1 to Amended and Restated Non-Qualified Supplemental Deferred Compensation Plan.

10.19(9)	Special Form of Stock Option Agreement for Executive Officers with Employment Agreements.

10.20(9)	Special Form of Stock Option Agreement for Executive Officers without Employment Agreements.

10.21(9)	Regular Form of Stock Option Agreement.

10.22(10)	Description of 2009 Management Incentive Compensation Plan.

10.23(11)	New Form of Indemnification Agreement entered into between the Registrant and each of its officers and directors.

10.25(13)	Second Amendment to Lease (3050 Zanker), entered into on October 30, 2009, by and between LaSalle Montague, Inc. and the Registrant.

10.26(14)	Amendment to Ultratech, Inc. Long Term Incentive Compensation Plan as amended and restated January 28, 2008.

10.27(14)	Letter Amendment to Employment Agreement - Arthur W. Zafiropoulo.

10.28(14)	Letter Amendment to Employment Agreement - Bruce R. Wright.

10.29(15)	Singapore Lease Agreement dated February 17, 2010.

10.30(17)	Ultratech, Inc. Long-Term Incentive Compensation Plan as Amended and Restated January 24, 2011.

10.31(17)	Amendment No. 2 to Ultratech, Inc. Noon-Qualified Supplemental Deferred Compensation Plan, as amended and restated and subsequently amended effective as of January 1, 2005.

10.32(17)	Description of 2011 Management Incentive Compensation Plan.

21	Subsidiaries of Registrant.

23	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.

24	Power of Attorney (contained in Signature page hereto).

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

___________________

(1)	Incorporated by reference to our Quarterly Report on Form 10-Q for the quarter ended June 28, 2003 (Commission File No. 0-22248).

(2)	Incorporated by reference to our Current Report on Form 8-K filed on October 20, 2008 (Commission File No. 0-22248).

(3)	Incorporated by reference to our Registration Statement on Form S-1 declared effective with the Securities and Exchange Commission on September 28, 1993. File No. 33-66522.

(4)	Incorporated by reference to our Annual Report on Form 10-K for the year ended December 31, 2002 (Commission File No. 0-22248).

(5)	Incorporated by reference to our 1993 Annual Report on Form 10-K (Commission File No. 0-22248).

(6)	Incorporated by reference to our Current Report on Form 8-K filed on February 1, 2008 (Commission File No. 0-22248).

(7)	Incorporated by reference to our Annual Report on Form 10-K for the year ended December 31, 2004 (Commission File No. 0-22248).

(8)	Incorporated by reference to our Annual Report on Form 10-K for the year ended December 31, 1999 (Commission File No. 0-22248).

(9)	Incorporated by reference to our Annual Report on Form 10-K for the year ended December 31, 2008 (Commission File No. 0-22248).

(10)	Incorporated by reference to our Quarterly Report on Form 10-Q for the quarter ended April 4, 2009 (Commission File No. 0-22248).

(11)	Incorporated by reference to our Current Report on Form 8-K filed on January 30, 2009 (Commission File No. 0-22248).

(12)	Incorporated by reference to our Quarterly Report on Form 10-Q for the quarter ended October 3, 2009
(Commission File No. 0-22248).

(13)	Incorporated by reference to our Current Report on Form 8-K filed on November 5, 2009 (Commission File No. 0-22248).

(14)	Incorporated by reference to our Current Report on Form 8-K filed on April 23, 2010 (Commission File No. 0-22248).

(15)	Incorporated by reference to our Quarterly Report on Form 10-Q for the quarter ended July 3, 2010 (Commission File No. 0-22248).

(16)	Incorporated herein by reference to Item 5.02 of the Registrant’s Current Report on Form 8-K filed on February 5, 2010 (Commission File No. 0-22248).

(17)	Incorporated herein by reference to our Current Report on Form 8-K filed on January 28, 2011 (Commission File No. 0-22248).

(18)	Incorporated herein by reference to our Current Report on Form 8-K filed on July 25, 2011 (Commission File No. 0-22248).

(19)	Incorporated herein by reference to our Annual Report on Form 10-K for the year ended December 31, 2010 (Commission File No. 0-22248).
(b)    Exhibits. See list of exhibits under (a)(3) above.
(c)    Financial Statement Schedules. See list of schedules under (a)(2) above.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunder duly authorized.

ULTRATECH, INC.

Date:	February 29, 2012	By:	/s/ ARTHUR ZAFIROPOULO
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

Signature	Title	Date

/s/ ARTHUR ZAFIROPOULO	Chairman of the Board of Directors and Chief Executive Officer (Principal Executive Officer)	February 29, 2012
Arthur Zafiropoulo
/s/ BRUCE WRIGHT	Senior Vice President, Finance, Chief Financial Officer and Secretary (Principal Financial and Accounting Officer)	February 29, 2012
Bruce Wright
/s/ DENNIS RANEY	Director	February 29, 2012
Dennis Raney
/s/ RICK TIMMINS	Director	February 29, 2012
Rick Timmins
/s/ HENRI RICHARD	Director	February 29, 2012
Henri P Richard
/s/ JOEL GEMUNDER	Director	February 29, 2012
Joel Gemunder
/s/ NICHOLAS KONIDARIS	Director	February 29, 2012
Nicholas Konidaris
/s/ BEN TSAI	Director	February 29, 2012
Ben Tsai

SCHEDULE II
ULTRATECH, INC.
VALUATION AND QUALIFYING ACCOUNTS
(in thousands)

Description	Balance at Beginning of Year	Charged (Credited) to Costs and Expenses	Balance at End of Year
Allowance for doubtful accounts:
Year ended December 31, 2009
Trade accounts receivable	$185	$133	$318
	$185	$133	$318
Year ended December 31, 2010
Trade accounts receivable	$318	$27	$345
	$318	$27	$345
Year ended December 31, 2011
Trade accounts receivable	$345	$153	$498
	$345	$153	$498

EXHIBIT INDEX

Exhibit	Description
3.1(1)	Amended and Restated Certificate of Incorporation of the Registrant, filed October 6, 1993.

3.1.1(1)	Certificate of Amendment of the Amended and Restated Certificate of Incorporation of the Registrant, filed May 17, 1995.

3.1.2(1)	Certificate of Amendment of the Amended and Restated Certificate of Incorporation of the Registrant, filed June 17, 1998.

3.1.3(1)	Certificate of Amendment of the Amended and Restated Certificate of Incorporation of the Registrant, filed June 20, 2003.

3.1.4(13)	Certificate of Amendment of the Amended and Restated Certificate of Incorporation of the Registrant, filed August 31, 2009.

3.2(2)	Amended and Restated Bylaws of Registrant.

4.1(3)	Specimen Common Stock Certificate of Registrant.

10.1(18)	1993 Stock Option/Stock Issuance Plan (amended and restated as of May 31, 2011).

10.2(3)	Form of Indemnification Agreement entered into between the Registrant and certain of its officers and directors.

10.3(4)	Form of Indemnification Agreement entered into between the Registrant and certain officers.

10.4(3)	Standard Industrial Lease—Single Tenant, Full Net between The Equitable Life Assurance Society of the United States, as Landlord, and Registrant, as Tenant, dated August 27, 1993.

10.4.1(4)	First Amendment to Lease between The Equitable Life Assurance Society of the United States, as Landlord, and Registrant, as Tenant, dated November 1999.

10.5(5)	Profit Sharing Plan.

10.6(6)	1998 Supplemental Stock Option/ Stock Issuance Plan (amended and restated effective January 29, 2008).

10.7(7)	Private Wealth Management Client Agreement with Morgan Stanley, dated December 16, 2004.

10.8(8)	Lease Agreement between Montague LLC, As Landlord, and Registrant, As Tenant dated November 22, 1999.

10.9(9)	Amended and Restated Employment Agreement between Registrant and Mr. Arthur Zafiropoulo, Chief Executive Officer, dated as of October 14, 2008.

10.10(9)	Amended and Restated Employment Agreement between Registrant and Mr. Bruce Wright, Chief Financial Officer, dated as of October 14, 2008.

10.11(9)	Form of Restricted Stock Unit Issuance Agreement for Executive Officers with Employment Agreements.

10.12(9)	Form of Restricted Stock Unit Issuance Agreement for Executive Officers without Employment Agreements.

10.13(19)	New Form of Restricted Stock Unit Issuance Agreement for Executive Officers with Employment Agreements.

10.14(16)	Description of 2010 Management Incentive Compensation Plan.

10.15(6)	Ultratech, Inc. Long Term Incentive Compensation Plan as amended and restated January 28, 2008.

10.16(9)	Amended and Restated Non-Qualified Supplemental Deferred Compensation Plan.

10.17(9)	Adoption Agreement Related to Amended and Restated Non-Qualified Supplemental Deferred Compensation Plan.

10.18(9)	Amendment No. 1 to Amended and Restated Non-Qualified Supplemental Deferred Compensation Plan.

10.19(9)	Special Form of Stock Option Agreement for Executive Officers with Employment Agreements.

10.20(9)	Special Form of Stock Option Agreement for Executive Officers without Employment Agreements.

10.21(9)	Regular Form of Stock Option Agreement.

10.22(10)	Description of 2009 Management Incentive Compensation Plan.

10.23(11)	New Form of Indemnification Agreement entered into between the Registrant and each of its officers and directors.

10.25(13)	Second Amendment to Lease (3050 Zanker), entered into on October 30, 2009, by and between LaSalle Montague, Inc. and the Registrant.

10.26(14)	Amendment to Ultratech, Inc. Long Term Incentive Compensation Plan as amended and restated January 28, 2008.

10.27(14)	Letter Amendment to Employment Agreement - Arthur W. Zafiropoulo.

10.28(14)	Letter Amendment to Employment Agreement - Bruce R. Wright.

10.29(15)	Singapore Lease Agreement dated February 17, 2010.

10.30(17)	Ultratech, Inc. Long-Term Incentive Compensation Plan as Amended and Restated January 24, 2011.

10.31(17)	Amendment No. 2 to Ultratech, Inc. Non-Qualified Supplemental Deferred Compensation Plan, as amended and restated and subsequently amended effective as of January 1, 2005.

10.32(17)	Description of 2011 Management Incentive Compensation Plan.

21	Subsidiaries of Registrant.

23	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.

24	Power of Attorney (contained in Signature page hereto).

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

___________________

(1)	Incorporated by reference to our Quarterly Report on Form 10-Q for the quarter ended June 28, 2003 (Commission File No. 0-22248).

(2)	Incorporated by reference to our Current Report on Form 8-K filed on October 20, 2008 (Commission File No. 0-22248).

(3)	Incorporated by reference to our Registration Statement on Form S-1 declared effective with the Securities and Exchange Commission on September 28, 1993. File No. 33-66522.

(4)	Incorporated by reference to our Annual Report on Form 10-K for the year ended December 31, 2002 (Commission File No. 0-22248).

(5)	Incorporated by reference to our 1993 Annual Report on Form 10-K (Commission File No. 0-22248).

(6)	Incorporated by reference to our Current Report on Form 8-K filed on February 1, 2008 (Commission File No. 0-22248).

(7)	Incorporated by reference to our Annual Report on Form 10-K for the year ended December 31, 2004 (Commission File No. 0-22248).

(8)	Incorporated by reference to our Annual Report on Form 10-K for the year ended December 31, 1999 (Commission File No. 0-22248).

(9)	Incorporated by reference to our Annual Report on Form 10-K for the year ended December 31, 2008 (Commission File No. 0-22248).

(10)	Incorporated by reference to our Quarterly Report on Form 10-Q for the quarter ended April 4, 2009 (Commission File No. 0-22248).

(11)	Incorporated by reference to our Current Report on Form 8-K filed on January 30, 2009 (Commission File No. 0-22248).

(12)	Incorporated by reference to our Quarterly Report on Form 10-Q for the quarter ended October 3, 2009
(Commission File No. 0-22248).

(13)	Incorporated by reference to our Current Report on Form 8-K filed on November 5, 2009 (Commission File No. 0-22248).

(14)	Incorporated by reference to our Current Report on Form 8-K filed on April 23, 2010 (Commission File No. 0-22248).

(15)	Incorporated by reference to our Quarterly Report on Form 10-Q for the quarter ended July 3, 2010 (Commission File No. 0-22248).

(16)	Incorporated herein by reference to Item 5.02 of the Registrant’s Current Report on Form 8-K filed on February 5, 2010 (Commission File No. 0-22248).

(17)	Incorporated herein by reference to our Current Report on Form 8-K filed on January 28, 2011 (Commission File No. 0-22248).

(18)	Incorporated herein by reference to our Current Report on Form 8-K filed on July 25, 2011 (Commission File No. 0-22248).

(19)	Incorporated herein by reference to our Annual Report on Form 10-K for the year ended December 31, 2010 (Commission File No. 0-22248).