Form 10-Q
period 2012-03-31
ULTRATECH INC
filed 2012-04-27
CIK 909791

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
——————————————————
FORM 10-Q
——————————————————
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2012

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

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding as of March 31, 2012
common stock, $0.01 par value	26,208,656

ULTRATECH, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

ULTRATECH, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)	March 31, 2012	December 31, 2011*
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$49,305	$58,780
Short-term investments	189,755	169,167
Accounts receivable, net	43,935	56,506
Inventories	50,689	41,285
Prepaid expenses and other current assets	5,077	6,848
Total current assets	338,761	332,586
Property, plant, and equipment, net	16,399	16,009
Other assets	5,374	4,853
Total assets	$360,534	$353,448
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Notes payable	$1,000	$1,000
Accounts payable	15,554	10,980
Deferred product and services income	10,674	14,953
Other current liabilities	16,682	22,373
Total current liabilities	43,910	49,306
Other liabilities	9,972	8,113
Stockholders’ equity	306,652	296,029
Total liabilities and stockholders’ equity	$360,534	$353,448
__________________
*     The Balance Sheet as of December 31, 2011 has been derived from the audited financial statements at that date.
See accompanying notes to unaudited condensed consolidated financial statements

ULTRATECH, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended
(In thousands, except per share amounts)	March 31, 2012	April 2, 2011
Net sales:
Products	$45,103	$42,800
Services	4,072	4,454
Licenses	400	125
Total net sales	49,575	47,379
Cost of sales:
Cost of products sold	18,051	20,059
Cost of services	3,125	3,611
Total cost of sales	21,176	23,670
Gross profit	28,399	23,709
Operating expenses:
Research, development, and engineering	6,763	5,724
Selling, general, and administrative	10,381	9,819
Operating income	11,255	8,166
Interest expense	(3)	(6)
Interest and other income, net	128	7
Income before income tax	11,380	8,167
Provision for income taxes	1,180	300
Net income	$10,200	$7,867
Net income per share - basic	$0.39	$0.31
Number of shares used in per share computations - basic	26,201	25,264
Net income per share - diluted	$0.38	$0.30
Number of shares used in per share computations - diluted	27,023	26,169
See accompanying notes to unaudited condensed consolidated financial statements

ULTRATECH, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended
(In thousands)	March 31, 2012	April 2, 2011
Net income	10,200	7,867
Other comprehensive income, net of tax:
Unrealized gain (loss) on available-for-sale investments	(18)	35
Change in minimum postretirement medical obligation	3	1
Other comprehensive income (loss)	(15)	36
Total comprehensive income	10,185	7,903

ULTRATECH, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended
(In thousands)	March 31, 2012	April 2, 2011
Cash flows from operating activities:
Net income	$10,200	$7,867
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	1,078	893
Amortization	300	27
Accretion of asset retirement obligations	29	26
Gain on disposal of equipment	—	(4)
Stock-based compensation	2,156	1,476
Deferred income taxes	2	(11)
Changes in operating assets and liabilities:
Accounts receivable	12,571	(7,396)
Inventories	(9,404)	(1,964)
Prepaid expenses and other current assets	1,771	(92)
Other assets	(573)	(63)
Accounts payable	4,574	(1,489)
Deferred product and services income	(4,279)	5,597
Other current liabilities	(5,691)	(339)
Other liabilities	1,829	1,172
Net cash provided by operating activities	14,563	5,700
Cash flows from investing activities:
Capital expenditures	(1,492)	(679)
Purchase of investments in securities	(87,229)	(43,630)
Proceeds from maturities of investments	66,401	30,572
Net cash used in investing activities	(22,320)	(13,737)
Cash flows from financing activities:
Proceeds from notes payable	1,000	3,000
Repayment of notes payable	(1,000)	(6,000)
Proceeds from issuance of common stock for stock option exercises	2,546	4,231
Tax payment for issuance of common stock from release of restricted stock units	(4,264)	(1,194)
Net cash provided by (used in) financing activities	(1,718)	37
Net decrease in cash and cash equivalents	(9,475)	(8,000)
Cash and cash equivalents at beginning of period	58,780	63,626
Cash and cash equivalents at end of period	$49,305	$55,626
See accompanying notes to unaudited condensed consolidated financial statements

Ultratech, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
March 31, 2012

(1) Description of Business

Ultratech, Inc. (referred to herein as “Ultratech,” the “Company”, “we”, “our” or “us”) develops, manufactures and markets photolithography and laser thermal processing equipment designed to reduce the cost of ownership for manufacturers of semiconductor devices, including advanced packaging processes and various nanotechnology components including thin film head magnetic recording devices ("thin film heads" or "TFHs"), optical networking devices, laser diodes and high-brightness light emitting diodes ("HBLEDs") for customers located throughout North America, Europe, Singapore, Japan, Taiwan, Korea and the rest of Asia. Ultratech was incorporated in the state of Delaware in 1992.

We supply step-and-repeat photolithography systems based on one-to-one imaging technology. Within the semiconductor industry, we target the market for advanced packaging applications. Our laser thermal processing equipment is targeted at advanced annealing applications within the semiconductor industry. Within the nanotechnology industry, our target markets include thin film head magnetic recording devices, ink jet print heads, laser diodes and HBLED.

In evaluating our business, we gave consideration to the Chief Executive Officer’s review of financial information and the organizational structure of our management. Based on this review, we concluded that, at the present time, resources are allocated and other financial decisions are made based on our consolidated financial information. Accordingly, we have determined that we operate in one business segment, which is the manufacture and distribution of capital equipment to manufacturers of semiconductor devices and nanotechnology components.

(2) Basis of Presentation

The accompanying condensed consolidated financial statements include our accounts and the accounts of our subsidiaries. All intercompany accounts and transactions have been eliminated.

Our interim financial statements have been prepared in accordance with generally accepted accounting principles in the United States ("U.S. GAAP") for interim financial information and the rules and regulations of the Securities and Exchange Commission ("SEC") for interim financial statements and accounting policies, consistent, in all material respects with those applied in preparing our audited consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2011, filed with the SEC on February 29, 2012. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In our opinion, all adjustments, consisting of only normal recurring adjustments considered necessary for fair presentation, have been included.

Our fiscal periods end on the Saturday closest to month-end, except that our fiscal year ends on December 31. All references to the quarter or three month period refer to our fiscal quarter. Our fiscal quarters covered by this report ended on March 31, 2012 and April 2, 2011.

Operating results for the three month period ended March 31, 2012 are not necessarily indicative of the results that may be expected for the year ending December 31, 2012, or any future periods.

USE OF ESTIMATES — The preparation of the financial statements and related disclosures in conformity with U.S. GAAP require us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and the related disclosure of contingent assets and liabilities at the date of the consolidated financial statements. By their nature, these estimates and judgments are subject to an inherent degree of uncertainty. On an ongoing basis, we evaluate our estimates, including those related to inventories, warranty obligations, purchase order commitments, asset retirement obligations, bad debts, estimated useful lives of fixed assets, asset impairment, income taxes, intangible assets, contingencies and litigation. We base our estimates on historical experience and on various other analyses and assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS —In June 2011, the FASB issued ASU No. 2011-05, Comprehensive Income, Presentation of Comprehensive Income and in December 2011, the FASB issued ASU No. 2011-12, Deferral of the Effective Date for Amendments to the Presentation of Reclassification of Items Out of Accumulated Other

Comprehensive Income in ASU 2011-05 to increase the prominence of items reported in other comprehensive income. Specifically, the new guidance allows an entity to present components of net income or other comprehensive income in one continuous statement, referred to as the statement of comprehensive income, or in two separate, but consecutive statements. The new guidance eliminates the current option to report other comprehensive income and its components in the consolidated statement of shareholders' equity. While the new guidance changes the presentation of comprehensive income, there are no changes to the components that are recognized in net income or other comprehensive income under current accounting guidance. This new guidance is effective for fiscal years and interim periods beginning after December 15, 2011. We adopted this guidance on January 1, 2012 and have presented a new financial statement titled Condensed Consolidated Statement of Comprehensive Income for the three month periods ending March 31, 2012 and April 2, 2011.

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

In the first quarter of 2011, we adopted Accounting Standard Update (“ASU”) No. 2009-13, Revenue Recognition ("Topic 605") - Multi-Deliverables Revenue Arrangements, a Consensus of the FASB Emerging Issues Task Force on a prospective basis for applicable transactions originating or materially modified on or subsequent to January 1, 2011. The new standard changed the requirements for establishing separate units of accounting in a multiple element arrangement and requires the allocation of arrangement consideration to each deliverable to be based on the relative selling price. Implementation of this new authoritative guidance had an insignificant impact on reported revenue as compared to revenue under previous guidance, as the new guidance did not change the units of accounting within sales arrangements and the elimination of the residual method for the allocation of arrangement consideration had an insignificant impact on the amount and timing of reported revenue.

For multiple element arrangements entered into or materially modified on or subsequent to January 1, 2011, the total consideration for an arrangement is allocated among the separate elements in the arrangement based on a selling price hierarchy. The selling price hierarchy for a deliverable is based on (i) vendor specific objective evidence ("VSOE"); if available; (ii) third party evidence of selling price if VSOE is not available; or (iii) an estimated selling price, if neither VSOE nor third party evidence is available. If we have not established VSOE and cannot obtain third party evidence of selling price, we determine our estimate of the relative selling price by considering our production costs and historical margins of similar products or services. We believe this best represents the price at which we would transact a sale if the product or service were sold on a stand-alone basis. We regularly review the method used to determine our relative selling price and update any estimates accordingly. We limit the amount of revenue recognized for delivered elements to the amount that is not contingent on the future delivery of products or services or other future performance obligations.

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

Costs related to deferred product revenues are capitalized (deferred) and recognized at the time of revenue recognition. Deferred product revenue and costs are netted on our balance sheet, under the caption “deferred product and services income.” The gross amount of deferred revenues and deferred costs at March 31, 2012 were $13.5 million and $2.8 million, respectively, as compared to $20.7 million and $5.7 million, respectively, at December 31, 2011.

Costs incurred for shipping and handling are included in cost of sales.

Other Assets

Included in other assets for the three month period ended March 31, 2012 is restricted cash in the amount of $0.2 million. The restricted cash is in the form of an interest bearing account. Our obligation will be released upon the completion of our warranty obligation for a certain customer.

(3) Stock-Based Compensation

Stock-based compensation expense recognized under ASC Topic 718, Compensation – Stock Compensation (“ASC 718”), for employees and directors and the effect on our Condensed Consolidated Statements of Operations were as follows:

	Three Months Ended
(In thousands)	March 31, 2012	April 2, 2011
Cost of sales	$104	$121
Research, development, and engineering	322	263
Selling, general and administrative expenses	1,730	1,092
Total stock-based compensation expense	$2,156	$1,476

Compensation cost capitalized as part of inventory was $0.1 million during the three month period ended March 31, 2012. The amount capitalized for the three month period ended April 2, 2011 was $0.1 million.

As required by ASC 718, we estimate expected forfeitures and recognize compensation costs only for those equity awards expected to vest. As of March 31, 2012, there was $34.4 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under our 1993 Stock Option Plan/Stock Issuance Plan, as amended (“1993 Plan”), and our 1998 Supplemental Stock Option/Stock Issuance Plan, as amended (“1998 Plan”). The costs related to stock options and restricted stock units are expected to be recognized over a weighted average period of 5.6 years and 4.6 years, respectively.

On July 19, 2011, our stockholders approved amendments to the 1993 Plan which increased the number of shares available for issuance pursuant to the 1993 Plan by 3.3 million shares. The amendments, which were adopted by our Board of Directors on May 31, 2011, effective as of their approval by our stockholders, increased the share reserve, altered share-counting procedures, made changes to the non-employee director automatic grant program and enabled the grant of performance-based awards under the plan. These plans provide for the grant of stock-based awards to our eligible employees, consultants and advisers and non-employee directors. There were no shares reserved for future awards under the 1998 Plan since the plan expired on October 19, 2008. However, as of March 31, 2012, there were 3.0 million shares reserved for future awards under the 1993 Plan.

We used the following weighted-average assumptions to estimate the fair value of our stock options granted during the three month periods ended March 31, 2012 and April 2, 2011, respectively:

	Three Months Ended
	March 31, 2012	April 2, 2011
Expected life (in years)	6.0	8.4
Risk-free interest rate	0.7%	3.3%
Volatility	48%	48%
Dividend yield	—	—

Our stock options granted during the three month period ended March 31, 2012 were granted with a vesting term of 50 months. The weighted-average expected life of our stock options granted during the three months ended March 31, 2012 was 6.0 years.

(4) Basic and Diluted Net Income Per Share

The following table sets forth the computation of basic and diluted net income per share:

	Three Months Ended
(In thousands, except per share amounts)	March 31, 2012	April 2, 2011
Numerator:
Net income	$10,200	$7,867
Denominator:
Basic weighted-average shares outstanding	26,201	25,264
Effect of dilutive employee stock options and restricted stock units	822	905
Diluted weighted-average shares outstanding	27,023	26,169
Net income per share - basic:
Net income	$0.39	$0.31
Net income per share - diluted:
Net income	$0.38	$0.30

For the three month period ended March 31, 2012, 1.3 million shares of common stock subject to outstanding options were excluded from the computation of diluted net income per share, as the effect would have been anti-dilutive, compared to 1.0 million shares of common stock subject to outstanding options for the corresponding period of 2011. In addition, for the three month period ended March 31, 2012, the number of shares of common stock underlying outstanding restricted stock units excluded from the computation was 0.1 million shares and insignificant for the corresponding period of 2011. Options and restricted stock units are anti-dilutive when we have a net loss or when the exercise price and the average unrecognized compensation cost of the stock option or restricted stock unit is greater than the average market price of our common stock during the period.

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

We measure certain financial assets and liabilities at fair value on a recurring basis, including available-for-sale securities and foreign currency derivatives. The fair value of these certain financial assets and liabilities was determined using the following inputs at March 31, 2012 and December 31, 2011, respectively:

	Fair Value Measurements at March 31, 2012 Using
(In thousands)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available-for-sale securities(1)
Commercial paper	$13,996	$—	$13,996	$—
Money market funds	5,880	5,880	—	—
U.S. Corporate debt securities	1,424	—	1,424	—
U.S. treasury bills and notes	7,940	—	7,940	—
Securities and obligations of U.S. government agencies	170,394	—	170,394	—
	199,634	5,880	193,754	—
Foreign currency derivatives(2)	15	—	15	—
Foreign currency derivatives(3)	(14)	—	(14)	—
	$199,635	$5,880	$193,755	$—

	Fair Value Measurements at December 31, 2011 Using
(In thousands)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available-for-sale securities(1)
Commercial paper	$9,996	$—	$9,996	$—
Money market funds	6,706	6,706	—	—
U.S. corporate debt securities	1,440	—	1,440	—
U.S. treasury bills and notes	3,913	—	3,913	—
Securities and obligations of U.S. government agencies	162,669	—	162,669	—
	184,724	6,706	178,018	—
Foreign currency derivatives(2)	3	—	3	—
Foreign currency derivatives(3)	(1)	—	(1)	—
	$184,726	$6,706	$178,020	$—
________________

(1)	Included in cash and cash equivalents and short-term investments on our condensed consolidated balance sheet. See “Investments” in Note 6 for further details.

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

(6) Investments

We classified all of our investments as “available for sale” as of March 31, 2012 and December 31, 2011. Accordingly, we state our investments at estimated fair value. Fair values are determined based on quoted market prices or pricing models using current market rates. We deem all investments to be available to meet current working capital requirements. The cost of securities sold was determined based on the specific identification method.

The following table summarizes our investments:

	March 31, 2012				December 31, 2011
	Amortized Cost	Accumulated Other Comprehensive		Estimated Fair Value	Amortized Cost	Accumulated Other Comprehensive		Estimated Fair Value
Available-for-sale securities (in thousands)		Gains	Losses			Gains	Losses
Commercial paper	$13,996	$—	$—	$13,996	$9,996	$—	$—	$9,996
Money market funds	5,880	—	—	5,880	6,706	—	—	6,706
U.S. corporate debt securities	1,425	—	1	1,424	1,441	—	1	1,440
U.S. treasury bills and notes	7,937	3	—	7,940	3,908	5	—	3,913
Securities and obligations of U.S. government agencies	170,444	30	80	170,394	162,703	37	71	162,669
Total	$199,682	$33	$81	$199,634	$184,754	$42	$72	$184,724

The following table identifies the balance sheet classifications of our investments at March 31, 2012 and December 31, 2011:

(In thousands)	March 31, 2012	December 31, 2011
Cash equivalents	$9,879	$15,557
Short-term investments	189,755	169,167
Investments, at estimated fair value	$199,634	$184,724

The gross amortized cost and estimated fair value of our investments at March 31, 2012 and December 31, 2011, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because the issuers of the securities may have the right to prepay obligations without prepayment penalties.

	March 31, 2012		December 31, 2011
(In thousands)	Gross Amortized Cost	Fair Value	Gross Amortized Cost	Fair Value
Due in one year or less	$134,182	$134,142	$153,346	$153,328
Due after one year through five years	65,500	65,492	31,408	31,396
Total	$199,682	$199,634	$184,754	$184,724

The following table provides the breakdown of the cash equivalents and investments with unrealized losses at March 31, 2012:

	In Loss Position for Less Than 12 Months		Total
(In thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
U.S. Corporate debt securities	$1,424	$1	$1,424	$1
Securities and obligations of U.S. government agencies	68,943	80	68,943	80
Total	$70,367	$81	$70,367	$81

The following table provides the breakdown of the cash equivalents and investments with unrealized losses at December 31, 2011:

	In Loss Position for Less Than 12 Months		Total
(In thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
U.S. Corporate debt securities	$1,440	$1	$1,440	$1
Securities and obligations of U.S. government agencies	28,173	71	28,173	71
Total	$29,613	$72	$29,613	$72

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

We have not recorded any OTTI of our investments for the three month periods ended March 31, 2012 and April 2, 2011.

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

	Derivatives
		Fair Value as of
(In thousands)	Balance Sheet Location	March 31, 2012	December 31, 2011
Foreign exchange contracts	Other current assets	$15	$3
	Other current liabilities	(14)	(1)
Total derivatives		$1	$2

Our derivative financial instruments are subject to both credit and market risk. Credit risk is the risk of loss due to failure of a counterparty to perform its obligations in accordance with contractual terms. Market risk is the potential change in an investment’s value caused by fluctuations in interest and currency exchange rates, credit spreads or other variables. We monitor the credit-worthiness of the financial institutions that are counterparties to our derivative financial instruments and do not consider the risks of counterparty nonperformance to be material. Credit and market risks, as a result of an offset by the underlying assets being hedged, related to derivative instruments were not considered material at March 31, 2012 and December 31, 2011.

Fair Value Hedging

We manage the foreign currency risk associated with Japanese yen denominated assets and liabilities using foreign exchange forward contracts. The change in fair value of these derivatives is recognized as a component of interest and other income (expense), net and is intended to offset the remeasurement gains and losses associated with the non-functional currency denominated assets and liabilities. At March 31, 2012, we had a single currency buy-forward contract for the purchase of 53.2 million Japanese yen, or approximately $0.7 million and a single currency sell-forward contract for the sale of 57.3 million Japanese yen, or approximately $0.7 million. The fair value of derivatives classified as balance sheet hedges at each of March 31, 2012 and December 31, 2011 was insignificant. The following sets forth the effect of the derivative instruments on our Condensed Consolidated Statements of Operations for the three month periods ended March 31, 2012 and April 2, 2011, respectively:

		Amount of Loss Recognized in Income on Derivatives During
Derivatives in ASC 815 Fair Value Hedging Relationship	Location of Loss Recognized in Income on Derivatives	The three months ended, March 31, 2012 (in thousands)
Foreign exchange contracts	Interest and other income, net	$(1)
		Amount of Gain Recognized in Income on Derivatives During
Derivatives in ASC 815 Fair Value Hedging Relationship	Location of Gain Recognized in Income on Derivatives	The three months ended, April 2, 2011 (in thousands)
Foreign exchange contracts	Interest and other income, net	$29

(8) Inventories

Inventories consist of the following:

(In thousands)	March 31, 2012	December 31, 2011
Raw materials	$21,050	$17,373
Work-in-process	15,400	12,404
Finished products	14,239	11,508
Balance, end of the period	$50,689	$41,285

(9) Notes Payable

We have a line of credit agreement with a brokerage firm. Under the terms of this agreement, we may borrow funds at a cost equal to the current Federal funds open rate plus 125 basis points (approximately1.3% as of March 31, 2012). Funds are advanced to us under this facility based on pre-determined advance rates on the cash and securities held by us in this brokerage account. Under this facility, we may borrow up to 75% of our total cash, cash equivalents and investments balance in this brokerage account with no restriction in the use of those assets. This agreement has no set expiration date and there are no loan covenants, other than the aforementioned collateral requirement. As of March 31, 2012 and as of December 31, 2011, $1.0 million and $1.0 million, respectively, were outstanding under this facility, with a related collateral requirement of approximately $1.3 million and $1.3 million, respectively of our cash, cash equivalents and investments.

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

	Three Months Ended
(In thousands)	March 31, 2012	April 2, 2011
Balance, beginning of the period	$4,991	$2,903
Service contracts sold during the period	1,783	2,548
Service contract revenue recognized during the period	(1,049)	(2,039)
Balance, end of the period	$5,725	$3,412
Balance sheet classification
Deferred service income-short term	$4,067	$3,412
Deferred service income-long term	1,658	—
Balance, end of period	$5,725	$3,412

Other current liabilities

Other current liabilities consist of the following:

(In thousands)	March 31, 2012	December 31, 2011
Salaries and benefits	$6,690	$10,023
Warranty accrual	2,165	2,398
Accrued taxes-other	2,708	1,729
Capital lease, current portion	133	176
Advanced billing	3,746	5,809
Other	1,240	2,238
Balance, end of the period	$16,682	$22,373

Warranty Accrual

We generally warrant our new and refurbished products for material and labor to repair the product for periods of twelve months and three months, respectively, from the date of system acceptance. Accordingly, an accrual for the estimated cost of the warranty is recorded at the time the product is shipped. Extended warranty terms, if granted, result in deferral of revenue equating to our standard pricing for similar service contracts. Recognition of the related warranty cost is deferred until product revenue is recognized. Factors that affect our warranty liability include the number of installed units, historical and anticipated rates of warranty claims and cost per claim. We periodically assess the adequacy of our recorded warranty liabilities and adjust the amounts as necessary. We believe our warranty accrual, as of March 31, 2012, is sufficient to satisfy outstanding obligations as of that date. Changes in our warranty accrual are as follows:

	Three Months Ended
(In thousands)	March 31, 2012	April 2, 2011
Balance, beginning of the period	$2,398	$2,111
Warranties accrued for shipments during the period	650	908
Settlements made during the period	(457)	(362)
Changes in accrued warranty liabilities	(426)	(233)
Balance, end of the period	$2,165	$2,424

Advanced Billings

On occasion, we require, or our customers pay, a deposit in advance of order shipment. These amounts are classified as advanced billings until the related order ships. The balance of $3.7 million of advanced billings was from multiple customers as of March 31, 2012. There were $5.8 million of advance payments received as of December 31, 2011.

(11) Other Liabilities

Other liabilities consist of the following:

(In thousands)	March 31, 2012	December 31, 2011
Deferred compensation	1,655	1,120
Long-term income taxes payable	3,435	2,344
Deferred service income-long term	1,658	1,458
Asset retirement obligation	1,952	1,925
Postretirement medical obligation	909	909
Other	363	357
Balance, end of the period	$9,972	$8,113

(12) Accumulated Other Comprehensive Income

Accumulated other comprehensive loss, net of tax, is comprised of the following items:

(In thousands)	March 31, 2012	December 31, 2011
Unrealized gain (loss) on available-for-sale investments	$(48)	$(30)
Change in minimum postretirement medical obligation	(66)	(69)
Accumulated other comprehensive loss at end of period	$(114)	$(99)

(13) Employee Benefit Plans

Employee bonus plans

We currently sponsor an executive incentive bonus plan that distributes employee awards based on the achievement of predetermined targets. We recorded a charge of $1.2 million under this bonus plan for the three month period ended March 31, 2012, as compared to $0.8 million for the corresponding period of 2011.

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
We contributed $0.2 million to this plan for each of the three month periods ended March 31, 2012 and April 2, 2011, respectively.

We also sponsor an executive non-qualified deferred compensation plan (the “Plan”) that allows qualifying executives to defer current cash compensation. As of March 31, 2012, Plan assets of $1.3 million, representing the cash surrender value of life insurance policies held by us, and liabilities of $1.7 million were included in our Consolidated Balance Sheets under the captions “Other assets” and “Other liabilities”, respectively. The related Plan expenses for each of the three month periods ended March 31, 2012 and April 2, 2011 were insignificant.

Postretirement benefits

We have committed to providing and fully paying for lifetime postretirement medical and dental benefits to our Chief Executive Officer and Chief Financial Officer and their spouses, commencing after retirement. We recorded net periodic benefit costs of an insignificant amount for the three month periods ended March 31, 2012 and April 2, 2011, respectively.

(14) Income Taxes

For the three month period ended March 31, 2012, we recorded an income tax provision of $1.2 million, as compared to $0.3 million for the corresponding period in 2011. The income tax provision recognized for the three month period ended March 31, 2012 resulted primarily from federal, foreign and state income taxes.
In accordance with FASB ASC Topic 740, Income Taxes (“ASC 740”), we had unrecognized tax benefits of $5.5 million as of December 31, 2011. We continue to recognize interest and penalties as a component of the income tax provision. If we are able to eventually recognize these uncertain tax positions, $5.5 million of our unrecognized benefit would reduce the effective tax rate. Over the next twelve months, we expect an insignificant decline in liabilities associated with our uncertain tax positions as a result of expiring statutes of limitations.
We currently have a full valuation allowance against our U.S. net deferred tax asset. We continue to monitor the relative weight of positive and negative evidence of future profitability in relevant jurisdictions. As of March 31, 2012, we have experienced historical profitability. However, as of March 31, 2012, we have determined that the following negative evidence outweighs the positive evidence such that it is not more likely than not the Company will generate sufficient taxable income in the relevant jurisdictions to utilize our deferred tax assets and release the associated valuation allowance:

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
As a result of our analysis, we concluded that it is more likely than not that, as of March 31, 2012, our net deferred tax assets will not be realized, with the exception of those in Japan and Taiwan. Therefore, we continue to provide a full valuation allowance against net deferred tax assets outside of Japan and Taiwan. We closely monitor available evidence, and as noted above, may release some or all of the valuation allowance in future periods.
We are subject to federal and state tax examinations for years 1999 forward and 1997 forward, respectively, by virtue of the tax attributes carrying forward from those years. We are also subject to audits in the foreign jurisdictions in which we operate for years 2004 and forward. There are no material income tax audits currently in progress as of March 31, 2012.

(15) Commitments and Contingencies

Commitments

In March 2010, the Company entered into a building lease agreement in preparation for the expansion of our manufacturing operations in Singapore. The initial term of the lease is three years, and the lease is accounted for as an operating lease.

In July 2007, we capitalized a five-year lease agreement for a new phone system recorded as office equipment. The amortization of this phone system is included with depreciation expense.

In August 2008 and December 2009, we entered into agreements with a leasing company for the sale and leaseback of certain assets for an initial term of four years. The sale prices of these items were $6.8 million and $5.4 million in 2008 and 2009, respectively. There was no gain or loss from these transactions. Under these sale-leaseback arrangements, we have an option to purchase the assets back at the future current fair market value upon the expiration of the leases in 2012 and 2013, respectively. These leases are classified as operating leases in accordance with ASC Topic 840, Leases. In January 2009, we bought back assets with values totaling $1.3 million. We did not buy back any assets during the three month periods ended March 31, 2012. In April 2010, we bought back an asset with a value of $1.2 million. As of March 31, 2012, the minimum future lease payments to be made under these agreements were $1.5 million. We are currently negotiating an extension to the lease entered into in August 2008.

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

On April 19, 2011, the Riverside County Superior Court ruled in our favor with respect to the malicious prosecution claim. Judgment was formally entered in our favor on September 27, 2011. On March 21, 2012, we settled the lawsuit.

Item 2.        Management's Discussion and Analysis of Financial Condition and Results of Operations

Certain of the statements contained herein, which are not historical facts and which can generally be identified by words such as “anticipates,” “expects,” “intends,” “will,” “could,” “believes,” “estimates,” “continues,” and similar expressions, are forward-looking statements under Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that involve risks and uncertainties, such as risks related to timing, delays, deferrals and cancellations of orders by customers, including as a result of semiconductor manufacturing capacity as well as our customers' financial condition and demand for semiconductors; demand for consumer devices; industry growth within our served markets; continued delivery of financial performance and value; cyclicality in the semiconductor and nanotechnology industries; our dependence on new product introductions and market acceptance of new products and enhanced versions of our existing products; lengthy sales cycles, including the timing of system installations and acceptances; quarterly revenue fluctuations; lengthy and costly development cycles for laser-processing and lithography technologies and applications; integration, development and associated expenses of the laser thermal processing operation; general economic and financial market conditions including impact on capital spending, as well as difficulty in predicting changes in such conditions; rapid technological change and the importance of product introductions; customer concentration; pricing pressures and product discounts; high degree of industry competition; intellectual property matters; changes in pricing by us, our competitors or suppliers; international sales and operations; timing of new product announcements and releases by us or our competitors; ability to volume produce systems and meet customer requirements; sole or limited sources of supply; effect of capital market fluctuations on our investment portfolio; ability and resulting costs to attract or retain key personnel; dilutive effect of employee stock option grants on net income per share, which is largely dependent upon our achieving and maintaining profitability and the market price of our stock; mix of products sold; outcome of litigation; manufacturing variances and production levels; timing and degree of success of technologies licensed to outside parties; product concentration and lack of product revenue diversification; inventory obsolescence; asset impairment; changes to financial accounting standards; effects of certain anti-takeover provisions; future acquisitions; volatility of stock price; foreign government regulations and restrictions; business interruptions due to natural disasters or utility failures; environmental regulations; and any adverse effects of public health issues, wars or terrorist attacks in the United States or elsewhere, or government responses thereto, or military actions in Iraq, Afghanistan and elsewhere, on the economy in general, or on our business in particular. Due to these and additional factors, the statements, historical results and percentage relationships set forth below are not necessarily indicative of the results of operations for any future period. These forward-looking statements are based on management's current beliefs and expectations, some or all of which may prove to be inaccurate, and which may change. We undertake no obligation to revise or update any forward-looking statements to reflect any event or circumstance that may arise after the date of this report.

OVERVIEW

We develop, manufacture and market photolithography and laser thermal processing equipment for manufacturers of semiconductor devices and nanotechnology components located throughout North America, Europe, Japan, Taiwan, Korea and the rest of Asia. We supply step-and-repeat photolithography systems based on one-to-one imaging technology. Within the semiconductor industry, we target the market for advanced packaging applications. Our laser thermal processing equipment is targeted at advanced annealing applications within the semiconductor industry. Within the nanotechnology industry, our target markets include thin film head magnetic recording devices, ink jet print heads, and HBLEDs.

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

Net Sales

First Quarter

	Three Months Ended
(In thousands, except percentages)	March 31, 2012	April 2, 2011	Amount of Change	Percentage Change
Sales of:
Products	$45,103	$42,800	$2,303	5.4%
Services	4,072	4,454	(382)	(8.6)%
Licenses	400	125	275	220.0%
Total net sales	$49,575	$47,379	$2,196	4.6%

Net sales consist of revenues from products (system, system upgrades, and spare parts sales), services, and licensing of technologies. Product sales increased 5.4% to $45.1 million for the three month period ended March 31, 2012, compared to $42.8 million in the corresponding period of 2011. The $2.3 million increase was due to (i) increased system upgrade sales of $3.9 million, partially offset by (ii) a decrease in system sales of $1.2 million resulting from a change in product mix and unit volume, and (iii) decreased parts sales of $0.4 million.

On a product market application basis, systems sales (which includes system upgrades) to the semiconductor market increased $0.8 million to $32.2 million for the three month period ended March 31, 2012, compared to $31.4 million in the corresponding period of 2011. The increase was primarily due to an increase in upgrades sold. Semiconductor industry sales consist of sales to the advanced packaging market, the laser processing applications market and the semiconductor market.

Nanotechnology market system sales were $8.4 million for the three month period ended March 31, 2012 compared to $5.2 million in system sales in the corresponding period of 2011. The increase in sales resulted from a customer with a multiple tool order. System sales to the nanotechnology market are highly dependent on customer capacity demand in the industries we serve, including HBLED, thin film heads, automotive MEMS, LED/laser diodes, and ink jet print heads, and therefore, we expect to experience significant variations in sales to this market from period to period.

Services sales for the three month period ended March 31, 2012 decreased $0.4 million to $4.1 million as compared to $4.5 million during the same period of 2011. The decrease in services revenue was the result of decreased contract services sales of $0.5 million, decreased training revenue of $0.2 million, partially offset by an increase in time and materials billable services revenue of $0.3 million.

License sales consisted of $0.4 million of royalty revenues for the three month period ended March 31, 2012 as compared to $0.1 million of royalty revenue for the corresponding period of 2011. License revenue fluctuations are due to the timing and frequency of tool resales by our existing customers to third parties and royalty arrangements. Pursuant to our license arrangements, such transactions are subject to a license fee based on units sold. Future revenues from licensing activities, if any, will be contingent upon existing and future licensing arrangements. We may not be successful in generating licensing revenues in the future and do not anticipate the recognition of significant levels of licensing income during the remainder of 2012.

At March 31, 2012, we had $10.7 million of net deferred product and services income compared to $15.0 million at December 31, 2011. The gross amount of deferred revenues at March 31, 2012 was $13.5 million as compared to $20.7 million at December 31, 2011. The gross amount of deferred costs at March 31, 2012 was $2.8 million as compared to $5.7 million at December 31, 2011. Deferred product income is recognized as revenue upon satisfying the contractual obligations for installation and/or system acceptance. Deferred services income is recognized as revenue ratably over the contract period (for time-based service contracts), or as purchased services are rendered (for contracts based on a purchased quantity of hours).

For the three month period ended March 31, 2012, international net sales increased $6.1 million to $28.4 million or 57.3% of total net sales, as compared with $22.3 million, or 47.0% of total net sales for the corresponding period of 2011. The increase in international sales as a percentage of total sales was due to a multiple system order from a customer located in the rest of Asia region. For the three month period ended March 31, 2012 compared to the corresponding 2011 period, (i) sales to Europe increased by $1.6 million, (ii) sales to Japan decreased by $1.5 million, (iii) sales to Taiwan increased by $2.8 million, (iv) sales to Korea decreased by $4.2 million, and (v) sales to the rest of Asia increased by $7.4 million. Taiwan, China and Malaysia had approximately 14%, 11%, and 11%, respectively, of total net sales for the period ending March 31, 2012. In the corresponding period in 2011, sales to the Philippines were 13% of total net sales.

Our international revenue generally is not subject to significant exchange rate fluctuations, principally because sales contracts for our systems are generally denominated in U.S. dollars. In Japan, however, orders are sometimes denominated in Japanese yen. Yen denominated contracts subject us to the risk of currency fluctuations. We attempt to mitigate this risk by entering into foreign currency forward exchange contracts for the period between when an order is received and when it is recorded as revenue. After recording revenue, we use various mechanisms, such as natural hedges, to offset substantial portions of the gains or losses associated with our Japanese yen denominated receivables due to exchange rate fluctuations. We had approximately 102.4 million Japanese yen denominated receivables at March 31, 2012. International sales expose us to a number of additional risks, including fluctuations in the value of local currencies relative to the U.S. dollar, which impact the relative cost of ownership of our products and, thus, the customer’s willingness to purchase our product. (See Part II, Item 1A, “Risk Factors” herein).

Gross Profit

On a comparative basis, gross margins increased to 57.3% for the three month period ended March 31, 2012, compared to 50.0% for the corresponding period of 2011. The 7.3 percentage point increase in gross margin was due to (i) a 4.0 percentage point increase resulting from lower material costs caused by a change in product mix, (ii) a 1.4 percentage point increase related to improved manufacturing productivity during the period, (iii) a 1.2 percentage point increase related to higher margin spares sales, (iv) a 1.1 percentage point increase due to improved performance in our warranty and installation activities, partially offset by (v) a decrease of 0.4 percentage point related to higher shipping costs.

Our gross profit as a percentage of sales has been and most likely will continue to be significantly affected by a variety of factors, including the following: the introduction of new products, which typically have higher manufacturing costs until manufacturing efficiencies are realized and which are typically discounted more than existing products until the products gain market acceptance; the mix of products sold; the rate of capacity utilization; write-down of inventory and open purchase commitments; product discounts, pricing and competition in our targeted markets: and non-linearity of shipments during the period that can result in manufacturing inefficiencies.
-
Operating Expenses

First Quarter

	Three Months Ended
(In thousands, except percentages)	March 31, 2012	April 2, 2011	Amount of Change	Percentage Change
Research, development, and engineering	$6,763	$5,724	$1,039	18.2%
Selling, general, and administrative	10,381	9,819	562	5.7%
Total operating expenses	$17,144	$15,543	$1,601	10.3%

Research, development and engineering expenses for the three month period ended March 31, 2012 were $6.8 million, as compared to $5.7 million for the corresponding period in 2011. This increase was attributable to (i) $0.8 million in increased research and development activities, (ii) $0.1 million increase related to additional headcount, and (iii) $0.1 million increase in materials cost as compared to the corresponding period in 2011. As a percentage of net sales, research, development and engineering expenses for the three month period ended March 31, 2012 increased to 13.6% from 12.1% for the corresponding period of 2011. This percentage increase was due to the fact that expenses increased at a higher rate than revenue as compared to the corresponding period of 2011.

Selling, general, and administrative expenses for the three month period ended March 31, 2012 were $10.4 million as compared to $9.8 million for the corresponding period of 2011. This increase was attributable to (i) $0.6 million of stock-based compensation expense, (ii) increased legal expense of $0.5 million, partially offset by (iii) a $0.3 million of reduced expenses related to administrative activities, (iv) a $0.2 million reduction in bad debt expense, and (v) a $0.1 million decrease in outside professional services expense. As a percentage of net sales, selling, general and administrative expenses for the three month period ended March 31, 2012 remained relatively flat at 20.9% compared to 20.7% for the corresponding period of 2011.

Interest and Other Income, Net

Interest and other income, net, which consists primarily of interest income and gain (loss) from foreign currency exchange, was net income of $0.1 million for the three month period ended March 31, 2012. In comparison, interest and other income for the three month period ended April 2, 2011 was insignificant.

The cost of securities sold was determined based on the specific identification method. As of March 31, 2012, the weighted-average maturity of our investment portfolio was less than a year. Changes in interest rates have had, and will continue to have, an impact on our interest income.

Provision for Income Taxes

For the three month period ended March 31, 2012, we recorded an income tax provision of $1.2 million, as compared to $0.3 million for the corresponding period in 2011. The income tax provision recognized for the three month period ended March 31, 2012 resulted primarily from federal, foreign and state income taxes. Income taxes can be affected by estimates of whether, and within which jurisdictions, future earnings will occur and how, when and if cash is repatriated to the United States, combined with other aspects of an overall income tax strategy. Additionally, taxing jurisdictions could retroactively disagree with our tax treatment of certain items, and some historical transactions have income tax effects going forward. Accounting rules require these future effects to be evaluated using current laws, rules and regulations, each of which can change at any time and in an unpredictable manner. We believe we have adequately provided for any reasonably foreseeable outcome related to these matters and we do not anticipate any material earnings impact from their ultimate resolution.
We are eligible for tax incentives that provide that certain income earned in Singapore is subject to a tax holiday and/or reduced tax rates for a limited period of time under the laws of Singapore. To realize these benefits, we must meet certain requirements relating to employment and investment activities. This exemption is expected to expire within 9 years. Our ability to realize benefits from these initiatives could be materially adversely affected if, among other things, applicable requirements are not met, the incentives are substantially modified, or if we incur losses for which we cannot take a deduction.
Each period we assess the likelihood that we will be able to recover our deferred tax assets. We consider available evidence, both positive and negative, including historical levels of income, expectations and risks associated with estimates of future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance. As a result of our analysis, we concluded that it is more likely than not that, as of March 31, 2012, our net deferred tax assets will not be realized, with the exception of those in Japan and Taiwan. Therefore, we continue to provide a full valuation allowance against net deferred tax assets outside of Japan and Taiwan. It is possible that sometime in the next 12 months the positive evidence will be sufficient to release a material amount of our valuation allowance; however there is no assurance that this will occur.
We are subject to federal and state tax examination for years 1999 forward and 1997 forward, respectively, by virtue of the tax attributes carrying forward from those years. We are also subject to audits in the foreign jurisdictions in which we operate for years 2004 and forward. There are no material income tax audits currently in progress as of March 31, 2012.

Outlook

The anticipated timing of orders, shipments and system acceptances usually requires that we fill a number of production slots in any given period in order to meet our sales targets. If we are unsuccessful in our efforts to secure those production orders, or if existing production orders are delayed or cancelled, our results of operations will be materially adversely impacted. Accordingly, we may not be able to achieve or maintain our current or prior level of sales. We presently expect net sales for the second quarter of 2012 to increase by approximately 10% from the net sales reported in the first quarter of 2012. We anticipate our cash flow to be positive for the second quarter of 2012.

Because our net sales are subject to a number of risks, including risks associated with the market acceptance of our new laser processing product line, delays in system acceptance, intense competition in the capital equipment industry, uncertainty relating to the timing and market acceptance of our products, and the condition of the macro-economy and the semiconductor industry and the other risks described in this report and in our Annual Report on Form 10-K for the year ended December 31, 2011, we may not exceed or even maintain our current or prior level of net sales for any period in the future. Additionally, we believe that the market acceptance and volume production of our advanced packaging systems, laser processing systems and our 1000 Platform steppers are of critical importance to our future financial results. At March 31, 2012, these critical systems represented approximately 81.9% of our backlog. To the extent that these products do not achieve or maintain significant sales due to difficulties involving suppliers, manufacturing or engineering, the inability to reduce the current long manufacturing cycles for these products, competition, excess capacity in the semiconductor or nanotechnology device industries, or for any other reason, our business, financial condition and results of operations would be materially adversely affected.

We expect sales to international customers will continue to represent a significant portion of our revenues for the remainder of fiscal 2012.

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operating activities was $14.6 million for the three months ended March 31, 2012, compared to $5.7 million of cash provided by operations for the comparable period in 2011. Net cash provided by operating activities during the three months ended March 31, 2012 was attributable to (i) $13.8 million of cash sources from operating activities after non-cash adjustments and (ii) $0.8 million of net cash sources caused by changes to our working capital.

Changes in working capital sources were due to (i) $12.6 million increase in accounts receivable cash collections, (ii) timing of payments and accruals in accounts payable of $4.6 million, (iii) $1.8 million in changes in other liabilities, and (iv) $1.8 million from changes in prepaid assets.

Working capital uses were due to (i) purchases of raw material inventories to meet production needs of $9.4 million, (ii) timing differences between shipments to customers and revenue recognition activities in deferred income of $4.3 million, (iii) reduction of other current liabilities of $5.7 million consisting primarily of $3.7 million payment for the Company bonus plan and a reduction of $2.0 million in cash receipts from advanced customer billings, and (iv) changes in other current assets of $0.6 million.

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

During the three month period ended March 31, 2012, net cash used in investing activities was $22.3 million, attributable to net purchases of short-term investments of $20.8 million and capital expenditures of $1.5 million.

Net cash used in financing activities was $1.7 million during the three months ended March 31, 2012. The decrease was attributable to taxes paid of $4.3 million, net of proceeds received from the issuance of common stock and restricted stock units of $2.6 million.

At March 31, 2012, we had working capital of $294.9 million. Our principal source of liquidity is cash provided by our operations at March 31, 2012 and consisted primarily of $238.1 million in cash, cash equivalents and short-term investments, net of outstanding borrowings under our line of credit. Cash generation is one of our fundamental strengths and provides us with substantial financial flexibility in meeting our operating, investing and financing needs.

As of March 31, 2012, $18.7 million of our cash, cash equivalents, and investments were held by foreign subsidiaries. Amounts held by foreign subsidiaries are generally subject to U.S. income taxation on repatriation to the United States. We currently have no plans to repatriate any foreign earnings back to the United States as we believe our cash flows provided by our U.S. operations will meet our future U.S. liquidity needs.

We have a line of credit agreement with a brokerage firm. Under the terms of this agreement, we may borrow funds at a cost equal to the current Federal funds open rate plus 125 basis points (approximately 1.4% as of March 31, 2012). Certain of our cash, cash equivalents and marketable securities secure borrowings outstanding under this facility, but we are not restricted in the use of those assets. Funds are advanced to us under this facility in accordance with pre-determined advance rates based on the cash and securities held by us in this brokerage account. This agreement has no set expiration date and there are no loan covenants other than a collateral requirement. As of March 31, 2012, $1.0 million was outstanding under this facility, with a related collateral requirement of approximately $1.3 million of our cash, cash equivalents and short-term investments.

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

Foreign Currency

As part of our overall strategy to manage the level of exposure to the risk of foreign currency exchange rate fluctuations, we attempt to hedge most of our Japanese yen denominated foreign currency exposures. We use foreign currency forward contracts to hedge the risk that outstanding Japanese yen denominated receipts from customers, for actual or forecasted sales of our products after receipt of customer orders, may be adversely affected by changes in foreign currency exchange rates. We use foreign currency forward exchange contracts and natural hedges to offset substantial portions of the potential gains or losses associated with our Japanese yen denominated assets and liabilities due to exchange rate fluctuations. We enter into foreign currency forward contracts that generally have maturities of three months or less.

Critical Accounting Policies

The discussion and analysis of our financial condition and results of operations is based upon our unaudited condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. On an on-going basis, we evaluate our critical accounting policies and estimates. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. Our critical accounting policies and estimates are discussed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2011.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Reference is made to Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report on Form 10-K for the year ended December 31, 2011 and to the subheading “Derivative Instruments and Hedging” under the heading “Notes to Consolidated Financial Statements” in Item 8, “Financial Statements and Supplementary Data” of our Annual Report on Form 10-K for the year ended December 31, 2011.

Interest Rate Risk

Our exposure to market risk due to potential changes in interest rates relates primarily to our investment portfolio, which consisted primarily of fixed interest rate instruments as of March 31, 2012. We maintain an investment policy designed to ensure the safety and preservation of our invested funds by limiting market risk and the risk of default.

Certain of our cash, cash equivalents and short and long-term investments serve as collateral for a line of credit we maintain with a brokerage firm. The line of credit is maintained for liquidity purposes, mitigating the need to liquidate investments in order to meet our current operating cash requirements.

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

As of March 31, 2012, we did not have any investments in mortgage backed or auction rate securities or any security investments in the financial service sector. However, we intend to closely monitor developments in the credit markets and make appropriate changes to our investment policy as we deem necessary or advisable. Based on our ability to liquidate our investment portfolio and our expected operating cash flows, we do not anticipate any liquidity constraints as a result of the current credit environment.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the three month period ended March 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On April 19, 2011, the Riverside County Superior Court ruled in our favor with respect to the malicious prosecution claim. Judgment was formally entered in our favor on September 27, 2011. On March 21, 2012, we settled the lawsuit.

Item 1A. Risk Factors

In addition to risks described in the foregoing discussions, and in our annual report on Form 10-K for the year ended December 31, 2011, the following risks, among others, apply to our business and us:

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

The continuing global or regional financial crisis and any uncertainty created thereby, such as that currently being experienced in Europe, could result in the cancellation, deferral or rescheduling of orders by our customers as well as changes in projection of new business.

Orders in backlog are subject to cancellation, deferral or rescheduling by a customer with limited or no penalties. Sales of our systems depend, in significant part, upon the decision of a prospective customer to increase manufacturing capacity or to restructure current manufacturing facilities, either of which typically involves a significant commitment of capital. Further, the purchase of our products involves a significant commitment of capital on the part of our customers. If the markets for our customers’ products experience a period of declining demand or if our customers’ ability to raise capital is limited, they may choose to cancel, delay or reschedule purchases of our products. The current global financial economic crisis, and the uncertainty created thereby could result in such a decline in demand or limited ability to raise capital, or could otherwise affect our customers’ markets, financial condition or willingness to incur expenses. As a result, we could experience the cancellation, delay or rescheduling of orders in our current backlog or of orders we currently expect to receive. Any such decision by our customers or potential customers would adversely affect our net sales and results of operations.

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

We experience competition in advanced packaging from various proximity aligner companies such as Canon, Nikon, Suss Microtec AG (“Suss Microtec”), Ushio and used projection and reduction stepper systems. In addition, some device manufacturers may consider using reduction steppers for advanced packaging processes. In nanotechnology, we experience competition from proximity aligner companies, such as Suss Microtec, as well as other third party stepper suppliers. We expect our competitors in the lithography arena to continue to improve the performance of their current products and to introduce new products with improved price and performance characteristics. This could cause a decline in sales or loss of market acceptance of our steppers in our served markets, and thereby materially adversely affect our business, financial condition and results of operations. Enhancements to, or future generations of, competing products may be developed that offer superior cost of ownership and technical performance features.

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

We currently spend, and expect to continue to spend, significant resources to develop, introduce and commercialize our laser thermal processing systems, advanced packaging, nanotechnology, and HBLED lithography stepper products, and future generations of, and enhancements to, these products. We may not be successful in the timely introduction of these products which may cause sales of these products to decrease or not increase as expected.

Currently, we are devoting significant resources to the development, introduction and commercialization of our laser thermal processing systems, advanced packaging, nanotechnology, and HBLED lithography stepper products, and future generations of and enhancements to those products. We intend to continue to develop these products and technologies, and will continue to incur significant operating expenses in the areas of research, development and engineering, manufacturing and general and administrative costs in order to develop, produce and support these new products and enhancements. Additionally, gross profit margins and inventory levels may be further adversely impacted in the future by costs associated with the initial production of new products. Introduction of new products generally involves higher installation costs and product performance uncertainties that could delay system acceptance of our systems, resulting in a delay in recognizing revenue associated with those systems and a reduction in gross margins. These costs include, but are not limited to, additional manufacturing overhead, additional inventory write-downs, costs of demonstration systems and facilities and costs associated with the establishment of additional after-sales support organizations. Additionally, operating expenses may increase, relative to sales, as a result of adding additional marketing and administrative personnel, among other costs, to support our new products. If we are unable to achieve significantly increased net sales or if our sales fall below expectations, our operating results could be materially adversely affected.

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

As of March 31, 2012, we had outstanding options to purchase and outstanding restricted stock units for a total of 4.0 million shares of our Common Stock. Among other determinants, the market price of our stock has a major bearing on the number of shares subject to outstanding stock options and restricted stock units that are included in the weighted-average shares used in determining our net income per share. During periods of extreme volatility, the impact of higher stock prices can have a materially dilutive effect on our net income per share. Additionally, shares subject to outstanding options and restricted stock units are excluded from the calculation of net income per share when we have a net loss or when the exercise price and the average unrecognized compensation cost of the stock option or restricted stock unit is greater than the average market price of our Common Stock, as the impact of the stock options or restricted stock units would be anti-dilutive.

We sell our products primarily to a limited number of customers and to customers in a limited number of industries, which subjects us to increased risks related to the business performance of our customers, and therefore their need for our products, and the business cycles of the markets into which we sell.

Historically, we have sold a substantial portion of our systems to a limited number of customers. In the three month period ended March 31, 2012, our top five customers accounted for 71.2% of our system sales compared to 93.4% in the corresponding period of 2011. We expect that sales to a relatively few customers will continue to account for a high percentage of our net sales in the foreseeable future and believe that our financial results depend in significant part upon the success of these major customers and our ability to meet their future capital equipment needs. Although the composition of the group comprising our largest customers may vary from period to period, the loss of a significant customer or any reduction in orders by a significant customer, including reductions due to market, economic or competitive conditions in the semiconductor, semiconductor packaging or nanotechnology industries or in the industries that manufacture products utilizing integrated circuits, thin film heads or other nanotechnology components, would likely have a material adverse effect on our business, financial condition and results of operations. Our ability to maintain or increase our sales in the future depends, in part, on our ability to obtain orders from new customers as well as the financial condition and success of our existing customers, the semiconductor and nanotechnology industries and the economy in general.

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

On a market application basis, sales to the semiconductor industry, primarily for advanced packaging applications and laser thermal processing applications, accounted for 79.3% and 93.4% of our system revenue for the three month period ended March 31, 2012 and the corresponding period in 2011, respectively. We had $8.4 million of sales to nanotechnology manufacturers, including micro systems, thin film head and optical device manufacturers, for the three month period ended March 31, 2012 as compared to $5.2 million in sales for the corresponding period of 2011. Systems revenue for nanotechnology accounted for 20.7% of systems revenue for the three month period ended March 31, 2012, as compared to no revenue for the corresponding period in 2011. Our future operating results and financial condition would be materially adversely impacted by a downturn in any of these industries, or by loss of market share in any of these industries. A growing portion of our backlog of system orders is comprised of laser thermal processing tools. As our laser thermal processing tools are used for the continuation of reduced device geometries and customers seldom provide us with their future technical requirements, these tools may not meet all customers’ requirements upon initial delivery and installation at the customer’s facility. As a result, acceptance of the tool by the customer could be delayed while we perform testing and attempt to meet their requirements, or the order could be cancelled if we are unable to meet those requirements. Should significant demand not materialize, due to technical, production, market, or other factors, our business, financial position and results of operations would be materially adversely impacted.

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

Although we attempt to protect our intellectual property rights through patents, copyrights, trade secrets and other measures, we believe that our success will depend more upon the innovation, technological expertise and marketing abilities of our employees. Nevertheless, we have a policy of seeking patents when appropriate on inventions resulting from our ongoing research and development and manufacturing activities. Our intellectual property portfolio has 330 patents either awarded or pending with expiration dates ranging from July 2012 to March 2029. In addition, we have various registered trademarks and copyright registrations covering mainly applications used in the operation of our systems. We also rely upon trade secret protection for our confidential and proprietary information. We may not be able to protect our technology adequately and competitors may be able to develop similar technology independently. Our pending patent applications may not be issued or U.S. or foreign intellectual property laws may not protect our intellectual property rights. In addition, litigation may be necessary to enforce our patents, copyrights or other intellectual property rights, to protect our trade secrets, to determine the validity and scope of the proprietary rights of others or to defend against claims of infringement. Such litigation has resulted in, and in the future could result in, substantial costs and diversion of resources and could have a material adverse effect on our business, financial condition and results of operations, regardless of the outcome of the litigation. Patents issued to us may be challenged, invalidated or circumvented and the rights granted thereunder may not provide competitive advantages to us. Furthermore, others may independently develop similar technology or products, or, if patents are issued to us, design around the patents issued to us. Invalidation of our patents related to those technologies, or the expiration of patents covering our key technologies, could allow our competitors to more effectively compete against us, which could result in less revenue for us.

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

On April 19, 2011, the Riverside County Superior Court ruled in our favor with respect to the malicious prosecution claim. Judgment was formally entered in our favor on September 27, 2011. On March 21, 2012, we settled the lawsuit.

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

International sales accounted for approximately 57.3% of total net sales for the three month period ended March 31, 2012, compared to 47.0% in the corresponding period of 2011. The decrease in international sales as a percentage of total sales was due to an increase in domestic sales from customers. We anticipate that international sales will continue to account for a significant portion of total net sales. As a result, a significant portion of our net sales will continue to be subject to certain risks, including unexpected changes in regulatory requirements; difficulty in satisfying existing regulatory requirements; exchange rate fluctuations; tariffs and other barriers; political and economic instability; difficulties in accounts receivable collections; reduced protection of intellectual property; natural disasters; difficulties in staffing and managing foreign subsidiary and branch operations; and potentially adverse tax consequences.

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

Our cash equivalent and short-term investment portfolio as of March 31, 2012 consisted of securities and obligations of U.S. government agencies, money market funds, commercial paper and corporate debt securities. We follow an established investment policy and set of guidelines to monitor, manage and limit our exposure to interest rate and credit risk. The policy sets forth credit quality standards and limits our exposure to any one issuer, as well as our maximum exposure to various asset classes.

As a result of current financial market conditions, investments in some financial instruments, such as structured investment vehicles, sub-prime mortgage-backed securities and collateralized debt obligations, may lose some or all of their value due to liquidity and credit concerns. As of March 31, 2012, we had no holdings in these categories of investments and no impairment charge associated with our short-term investment portfolio. Although we believe our current investment portfolio has little risk of impairment, we cannot predict future market conditions or market liquidity and our investment portfolio could become impaired.

Our investment portfolio may suffer losses from changes in market interest rates and changes in market conditions, which could materially and adversely affect our financial condition, results of operations or liquidity.

As of March 31, 2012, we had $239.1 million in cash, cash equivalents and short-term investments. We maintain an investment portfolio of cash equivalents and short-term investments in commercial paper and U.S. government-backed securities. These investments are subject to general credit, liquidity, and market and interest rate risks. Substantially all of these securities are subject to interest rate and credit risk and will decline in value if interest rates increase or one or more of the issuers’ credit ratings is reduced. As a result of any of the foregoing, we may experience a reduction in value or loss of liquidity of our investments, which may have a negative adverse effect on our results of operations, liquidity and financial condition.

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

Foreign operations subject us to risks related to the political, economic, legal and other conditions of foreign jurisdictions. These risks include risks related to:

•	foreign exchange rate fluctuations;

•	the need to comply with foreign government laws and regulations, including the imposition of regulatory requirements, tariffs, and import and export restrictions;

•	general geopolitical risks such as political and economic instability and changes in diplomatic and trade relationships;

•	the need for effective management of dispersed operations far from our headquarters in California;

•	the potential for strain on management resources;

•	difficulty in hiring and retaining local personnel for the successful operation of our business in certain locations;

•	the need to effectively manage personnel in different languages and under different cultural and legal expectations and requirements;

•	potentially less protection of intellectual property under the laws of foreign jurisdictions in certain locations; and

•	public safety or health concerns or natural disasters in foreign countries.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Reserved

Item 5. Other Information

None.

Item 6. Exhibits

3.1(a)	Amended and Restated Certificate of Incorporation of the Registrant, filed October 6, 1993.
3.1.1(a)	Certificate of Amendment of the Amended and Restated Certificate of Incorporation of the Company, filed May 17, 1995.
3.1.2(a)	Certificate of Amendment of the Amended and Restated Certificate of Incorporation of the Company, filed June 17, 1998.
3.1.3(a)	Certificate of Amendment of the Amended and Restated Certificate of Incorporation of the Company, filed June 20, 2003.
3.1.4(b)	Certificate of Amendment of the Amended and Restated Certificate of Incorporation of the Company, filed August 31, 2009.
3.2(c)	Amended and Restated Bylaws of the Registrant, as amended.
10.1	Form RSU Agreement for Chief Executive Officer Grants
10.2	Form RSU Agreement for Chief Financial Officer Grants
10.3	Form RSU Agreement of Other Executive Officer Grants
31.1	Certification of Chief Executive Officer required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
 ____________________

(a)	Previously filed with our Quarterly Report on Form 10-Q for the quarter ended June 28, 2003 (Commission File No. 0-22248) and incorporated herein by reference.

(b)	Previously filed with our Quarterly Report on Form 10-Q for quarter ended October 3, 2009 (Commission File No. 0-22248) and incorporated herein by reference.

(c)	Previously filed with our Current Report on Form 8-K filed on October 20, 2008 (Commission File No. 0-22248) and incorporated herein by reference.

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

ULTRATECH, INC. (Registrant)

Date:	April 27, 2012	By:	/s/ BRUCE WRIGHT
Bruce Wright
Senior Vice President, Finance and Chief Financial Officer (Duly Authorized Officer and Principal Financial and Accounting Officer)

EXHIBIT INDEX

3.1(a)	Amended and Restated Certificate of Incorporation of the Registrant, filed October 6, 1993.
3.1.1(a)	Certificate of Amendment of the Amended and Restated Certificate of Incorporation of the Company, filed May 17, 1995.
3.1.2(a)	Certificate of Amendment of the Amended and Restated Certificate of Incorporation of the Company, filed June 17, 1998.
3.1.3(a)	Certificate of Amendment of the Amended and Restated Certificate of Incorporation of the Company, filed June 20, 2003.
3.1.4(b)	Certificate of Amendment of the Amended and Restated Certificate of Incorporation of the Company, filed August 31, 2009.
3.2(c)	Amended and Restated Bylaws of the Registrant, as amended.
10.1	Form RSU Agreement for Chief Executive Officer Grants
10.2	Form RSU Agreement for Chief Financial Officer Grants
10.3	Form RSU Agreement of Other Executive Officer Grants
31.1	Certification of Chief Executive Officer required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
 ______________________

(a)	Previously filed with our Quarterly Report on Form 10-Q for the quarter ended June 28, 2003 (Commission File No. 0-22248) and incorporated herein by reference.

(b)	Previously filed with our Quarterly Report on Form 10-Q for the quarter ended October 3, 2009 (Commission File No. 0-22248) and incorporated herein by reference.

(c)	Previously filed with our Current Report on Form 8-K on October 20, 2008 (Commission File No. 0-22248) and incorporated herein by reference.

*
Exhibit 32.1 is being furnished and shall not be deemed to be filed for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, nor shall such exhibit be deemed to be incorporated by reference in any registration statement or other document filed under the Securities Act, or the Exchange Act, except as otherwise stated in such filing.