Form 10-Q
period 2012-06-30
ULTRATECH INC
filed 2012-07-30
CIK 909791

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
——————————————————
FORM 10-Q
——————————————————
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2012

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

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding as of June 30, 2012
common stock, $0.01 par value	26,430,916

ULTRATECH, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

ULTRATECH, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)	June 30, 2012	December 31, 2011*
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$60,272	$58,780
Short-term investments	188,908	169,167
Accounts receivable, net	64,004	56,506
Inventories, net	47,056	41,285
Prepaid expenses and other current assets	5,424	6,848
Total current assets	365,664	332,586
Property, plant, and equipment, net	16,659	16,009
Intangibles assets, net	8,405	452
Other assets	4,944	4,401
Total assets	$395,672	$353,448
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Notes payable	$1,000	$1,000
Accounts payable	16,360	10,980
Deferred product and services income	25,295	14,953
Other current liabilities	17,202	22,373
Total current liabilities	59,857	49,306
Other liabilities	11,849	8,113
Stockholders’ equity	323,966	296,029
Total liabilities and stockholders’ equity	$395,672	$353,448
__________________
*     The Balance Sheet as of December 31, 2011 has been derived from the audited financial statements at that date.
See accompanying notes to unaudited condensed consolidated financial statements

ULTRATECH, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Six Months Ended
(In thousands, except per share amounts)	June 30, 2012	July 2, 2011	June 30, 2012	July 2, 2011
Net sales:
Products	$53,525	$48,653	$98,628	$91,453
Services	5,337	4,971	9,409	9,425
Licenses	250	325	650	450
Total net sales	59,112	53,949	108,687	101,328
Cost of sales:
Cost of products sold	23,930	22,019	41,981	42,078
Cost of services	3,142	4,446	6,267	8,057
Total cost of sales	27,072	26,465	48,248	50,135
Gross profit	32,040	27,484	60,439	51,193
Operating expenses:
Research, development, and engineering	7,772	5,759	14,535	11,483
Selling, general, and administrative	11,088	10,998	21,469	20,817
Operating income	13,180	10,727	24,435	18,893
Interest expense	(2)	(5)	(5)	(11)
Interest and other income, net	(46)	106	82	113
Income before income tax	13,132	10,828	24,512	18,995
Provision for income taxes	1,961	1,100	3,141	1,400
Net income	$11,171	$9,728	$21,371	$17,595
Net income per share - basic	$0.42	$0.38	$0.81	$0.69
Number of shares used in per share computations - basic	26,530	25,731	26,387	25,488
Net income per share - diluted	$0.41	$0.36	$0.78	$0.66
Number of shares used in per share computations - diluted	27,387	26,888	27,247	26,561
See accompanying notes to unaudited condensed consolidated financial statements

ULTRATECH, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended		Six Months Ended
(In thousands)	June 30, 2012	July 2, 2011	June 30, 2012	July 2, 2011
Net income	$11,171	$9,728	$21,371	$17,595
Other comprehensive income, net of tax:
Unrealized gain (loss) on available-for-sale investments	(22)	33	(40)	68
Change in minimum postretirement medical obligation	3	3	6	4
Other comprehensive income (loss)	(19)	36	(34)	72
Total comprehensive income	$11,152	$9,764	$21,337	$17,667

ULTRATECH, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended
(In thousands)	June 30, 2012	July 2, 2011
Cash flows from operating activities:
Net income	$21,371	$17,595
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	2,206	1,839
Amortization	—	267
Accretion of asset retirement obligations	58	54
Gain on disposal of equipment	—	(4)
Stock-based compensation	5,025	3,532
Deferred income taxes	5	(13)
Changes in operating assets and liabilities:
Accounts receivable	(7,498)	51
Inventories	(5,771)	(4,026)
Prepaid expenses and other current assets	1,424	(514)
Other assets	(608)	311
Accounts payable	5,380	(1,568)
Deferred product and services income	10,342	4,503
Other current liabilities	(5,171)	4,186
Other liabilities	3,673	1,928
Net cash provided by operating activities	30,436	28,141
Cash flows from investing activities:
Capital expenditures	(2,905)	(1,768)
Purchase of patents	(8,000)	—
Purchase of investments in securities	(171,247)	(102,869)
Proceeds from maturities of investments	151,633	77,191
Net cash used in investing activities	(30,519)	(27,446)
Cash flows from financing activities:
Proceeds from notes payable	2,000	6,000
Repayment of notes payable	(2,000)	(9,000)
Proceeds from issuance of common stock for stock option exercises	5,853	12,416
Tax payment for issuance of common stock from release of restricted stock units	(4,278)	(1,269)
Net cash provided by financing activities	1,575	8,147
Net increase in cash and cash equivalents	1,492	8,842
Cash and cash equivalents at beginning of period	58,780	63,626
Cash and cash equivalents at end of period	$60,272	$72,468
See accompanying notes to unaudited condensed consolidated financial statements

Ultratech, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
June 30, 2012

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

We supply step-and-repeat photolithography systems based on one-to-one imaging technology. Within the semiconductor industry, we target the market for advanced packaging applications. Our laser thermal processing equipment is targeted at advanced annealing applications within the semiconductor industry. Within the nanotechnology industry, our target markets include thin film head magnetic recording devices, ink jet print heads, laser diodes and HBLEDs.

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

Our fiscal periods end on the Saturday closest to month-end, except that our fiscal year ends on December 31. All references to the quarter or three month period refer to our fiscal quarter. Our fiscal quarters covered by this report ended on June 30, 2012 and July 2, 2011.

Operating results for the three and six month periods ended June 30, 2012 are not necessarily indicative of the results that may be expected for the year ending December 31, 2012, or any future periods.

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

IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS —In June 2011, the FASB issued ASU No. 2011-05, Comprehensive Income, Presentation of Comprehensive Income and in December 2011, the FASB issued ASU No. 2011-12, Deferral of the Effective Date for Amendments to the Presentation of Reclassification of Items Out of Accumulated Other

Comprehensive Income in ASU 2011-05 to increase the prominence of items reported in other comprehensive income. Specifically, the new guidance allows an entity to present components of net income or other comprehensive income in one continuous statement, referred to as the statement of comprehensive income, or in two separate, but consecutive statements. The new guidance eliminates the current option to report other comprehensive income and its components in the consolidated statement of shareholders' equity. While the new guidance changes the presentation of comprehensive income, there are no changes to the components that are recognized in net income or other comprehensive income under current accounting guidance. This new guidance is effective for fiscal years and interim periods beginning after December 15, 2011. We adopted this guidance on January 1, 2012 and have presented a new financial statement titled Condensed Consolidated Statement of Comprehensive Income for the three and six month periods ending June 30, 2012 and July 2, 2011.

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

Costs related to deferred product revenues are capitalized (deferred) and recognized at the time of revenue recognition. Deferred product revenue and costs are netted on our balance sheet, under the caption “deferred product and services income.” The gross amount of deferred revenues and deferred costs at June 30, 2012 were $36.7 million and $11.4 million, respectively, as compared to $20.7 million and $5.7 million, respectively, at December 31, 2011.

Costs incurred for shipping and handling are included in cost of sales.

Other Assets

Included in other assets at June 30, 2012 is restricted cash in the amount of $0.2 million. The restricted cash is in the form of an interest bearing account. Our obligation will be released upon the completion of our warranty obligation for a certain customer.

(3) Stock-Based Compensation

Stock-based compensation expense recognized under ASC Topic 718, Compensation – Stock Compensation (“ASC 718”), for employees and directors and the effect on our Condensed Consolidated Statements of Operations were as follows:

	Three Months Ended		Six Months Ended
(In thousands)	June 30, 2012	July 2, 2011	June 30, 2012	July 2, 2011
Cost of sales	$147	$80	$251	$201
Research, development, and engineering	417	353	739	616
Selling, general and administrative expenses	2,305	1,623	4,035	2,715
Total stock-based compensation expense	$2,869	$2,056	$5,025	$3,532

Stock-based compensation cost capitalized as part of inventory was $0.1 million and $0.1 million during the three and six month periods ended June 30, 2012, respectively. The amount capitalized for the three and six month periods ended July 2, 2011 was $0.1 million and $0.1 million, respectively.

As required by ASC 718, we estimate expected forfeitures and recognize compensation costs only for those equity awards expected to vest. As of June 30, 2012, there was $41.3 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under our 1993 Stock Option Plan/Stock Issuance Plan, as amended (“1993 Plan”), and our 1998 Supplemental Stock Option/Stock Issuance Plan, as amended (“1998 Plan”). The costs related to stock options and restricted stock units are expected to be recognized over a weighted average period of 5.6 years and 4.6 years, respectively.

On July 19, 2011, our stockholders approved amendments to the 1993 Plan which increased the number of shares available for issuance pursuant to the 1993 Plan by 3.3 million shares. The amendments, which were adopted by our Board of Directors on May 31, 2011, effective as of their approval by our stockholders, increased the share reserve, altered share-counting procedures, made changes to the non-employee director automatic grant program and enabled the grant of performance-based awards under the plan. These plans provide for the grant of stock-based awards to our eligible employees, consultants and advisers and non-employee directors. There were no shares reserved for future awards under the 1998 Plan since the plan expired on October 19, 2008. However, as of June 30, 2012, there were 2.6 million shares reserved for future awards under the 1993 Plan.

We used the following weighted-average assumptions to estimate the fair value of our stock options granted during the three and six month periods ended June 30, 2012 and July 2, 2011, respectively:

	Three Months Ended		Six Months Ended
	June 30, 2012	July 2, 2011	June 30, 2012	July 2, 2011
Expected life (in years)	8.0	8.1	7.5	8.3
Risk-free interest rate	1.7%	3.1%	1.4%	3.2%
Volatility	49%	48%	48%	48%
Dividend yield	—	—	—	—

Our stock options granted during the three month period ended June 30, 2012 were granted with a vesting term of 50 months and 100 months. The weighted-average expected life of our stock options granted during the three months ended June 30, 2012 was 8.0 years .

(4) Basic and Diluted Net Income Per Share

The following table sets forth the computation of basic and diluted net income per share:

	Three Months Ended		Six Months Ended
(In thousands, except per share amounts)	June 30, 2012	July 2, 2011	June 30, 2012	July 2, 2011
Numerator:
Net income	$11,171	$9,728	$21,371	$17,595
Denominator:
Basic weighted-average shares outstanding	26,530	25,731	26,387	25,488
Effect of dilutive employee stock options and restricted stock units	857	1,157	860	1,073
Diluted weighted-average shares outstanding	27,387	26,888	27,247	26,561
Net income per share - basic:
Net income	$0.42	$0.38	$0.81	$0.69
Net income per share - diluted:
Net income	$0.41	$0.36	$0.78	$0.66

For the three and six month periods ended June 30, 2012, 1.3 million and 1.3 million shares of common stock, respectively, subject to outstanding options were excluded from the computation of diluted net income per share, as the effect would have been anti-dilutive, compared to 0.6 million and 0.7 million shares of common stock related to outstanding options for the corresponding periods of 2011. In addition, for the three and six month periods ended June 30, 2012, the number of shares of common stock underlying outstanding restricted stock units excluded from the computation was 0.1 million and 0.1 million shares, respectively. The number of shares of common stock underlying restricted stock units that were excluded from the computation were 0.1 million and an insignificant number, respectively, for the corresponding periods of 2011. Options and restricted stock units are anti-dilutive when we have a net loss or when the exercise price and the average unrecognized compensation cost of the stock option or restricted stock unit is greater than the average market price of our common stock during the period.

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

•	Level 3 - Model-derived valuations in which one or more significant inputs or significant value drivers are unobservable.

We measure certain financial assets and liabilities at fair value on a recurring basis, including available-for-sale securities and foreign currency derivatives. The fair value of these certain financial assets and liabilities was determined using the following inputs at June 30, 2012 and December 31, 2011, respectively:

	Fair Value Measurements at June 30, 2012 Using
(In thousands)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available-for-sale securities(1)
Commercial paper	$17,847	$—	$17,847	$—
Money market funds	5,087	5,087	—	—
U.S. treasury bills and notes	4,030	—	4,030	—
Securities and obligations of U.S. government agencies	182,879	—	182,879	—
	209,843	5,087	204,756	—
Foreign currency derivatives(2)	10	—	10	—
Foreign currency derivatives(3)	(13)	—	(13)	—
	$209,840	$5,087	$204,753	$—

	Fair Value Measurements at December 31, 2011 Using
(In thousands)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available-for-sale securities(1)
Commercial paper	$9,996	$—	$9,996	$—
Money market funds	6,706	6,706	—	—
U.S. corporate debt securities	1,440	—	1,440	—
U.S. treasury bills and notes	3,913	—	3,913	—
Securities and obligations of U.S. government agencies	162,669	—	162,669	—
	184,724	6,706	178,018	—
Foreign currency derivatives(2)	3	—	3	—
Foreign currency derivatives(3)	(1)	—	(1)	—
	$184,726	$6,706	$178,020	$—
________________

(1)	Included in cash and cash equivalents and short-term investments on our condensed consolidated balance sheet. See “Investments” in Note 6 for further details.

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

(6) Investments

We classified all of our investments as “available for sale” as of June 30, 2012 and December 31, 2011. Accordingly, we state our investments at estimated fair value. Fair values are determined based on quoted market prices or pricing models using current market rates. We deem all investments to be available to meet current working capital requirements. The cost of securities sold was determined based on the specific identification method.

The following table summarizes our investments:

	June 30, 2012				December 31, 2011
	Amortized Cost	Accumulated Other Comprehensive Income		Estimated Fair Value	Amortized Cost	Accumulated Other Comprehensive Income		Estimated Fair Value
Available-for-sale securities (in thousands)		Gains	Losses			Gains	Losses
Commercial paper	$17,847	$—	$—	$17,847	$9,996	$—	$—	$9,996
Money market funds	5,087	—	—	5,087	6,706	—	—	6,706
U.S. corporate debt securities	—	—	—	—	1,441	—	1	1,440
U.S. treasury bills and notes	4,028	2	—	4,030	3,908	5	—	3,913
Securities and obligations of U.S. government agencies	182,951	19	91	182,879	162,703	37	71	162,669
Total	$209,913	$21	$91	$209,843	$184,754	$42	$72	$184,724

The following table identifies the balance sheet classifications of our investments at June 30, 2012 and December 31, 2011:

(In thousands)	June 30, 2012	December 31, 2011
Cash equivalents	$20,935	$15,557
Short-term investments	188,908	169,167
Investments, at estimated fair value	$209,843	$184,724

The gross amortized cost and estimated fair value of our investments at June 30, 2012 and December 31, 2011, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because the issuers of the securities may have the right to prepay obligations without prepayment penalties.

	June 30, 2012		December 31, 2011
(In thousands)	Gross Amortized Cost	Fair Value	Gross Amortized Cost	Fair Value
Due in one year or less	$154,192	$154,124	$153,346	$153,328
Due after one year through five years	55,721	55,719	31,408	31,396
Total	$209,913	$209,843	$184,754	$184,724

The following table provides the breakdown of the cash equivalents and investments with unrealized losses at June 30, 2012:

	In Loss Position for Less Than 12 Months		Total
(In thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Commercial paper	$1,850	$—	$1,850	$—
Securities and obligations of U.S. government agencies	110,693	91	110,693	91
Total	$112,543	$91	$112,543	$91

The following table provides the breakdown of the cash equivalents and investments with unrealized losses at December 31, 2011:

	In Loss Position for Less Than 12 Months		Total
(In thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
U.S. Corporate debt securities	$1,440	$1	$1,440	$1
Securities and obligations of U.S. government agencies	28,173	71	28,173	71
Total	$29,613	$72	$29,613	$72

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

We have not recorded any OTTI of our investments for the three and six month periods ended June 30, 2012 and July 2, 2011.

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

	Derivatives
		Fair Value as of
(In thousands)	Balance Sheet Location	June 30, 2012	December 31, 2011
Foreign exchange contracts	Other current assets	$10	$3
	Other current liabilities	(13)	(1)
Total derivatives		$(3)	$2

Our derivative financial instruments are subject to both credit and market risk. Credit risk is the risk of loss due to failure of a counterparty to perform its obligations in accordance with contractual terms. Market risk is the potential change in an investment’s value caused by fluctuations in interest and currency exchange rates, credit spreads or other variables. We monitor the credit-worthiness of the financial institutions that are counterparties to our derivative financial instruments and do not consider the risks of counterparty nonperformance to be material. Credit and market risks, as a result of an offset by the underlying assets being hedged, related to derivative instruments were not considered material at June 30, 2012 and December 31, 2011.

Fair Value Hedging

We manage the foreign currency risk associated with Japanese yen denominated assets and liabilities using foreign exchange forward contracts. The change in fair value of these derivatives is recognized as a component of interest and other income (expense), net and is intended to offset the remeasurement gains and losses associated with the non-functional currency denominated assets and liabilities. At June 30, 2012, we had one currency buy-forward contract for the purchase of 70.0 million Japanese yen, or approximately $0.9 million and one currency sell-forward contract for the sale of 88.5 million Japanese yen, or approximately $1.1 million. The fair value of derivatives classified as balance sheet hedges at each of June 30, 2012 and December 31, 2011 was insignificant. The following sets forth the effect of the derivative instruments on our Condensed Consolidated Statements of Operations for the three and six month periods ended June 30, 2012 and July 2, 2011, respectively:

		Amount of Loss Recognized in Income on Derivatives During
Derivatives in ASC 815 Fair Value Hedging Relationship	Location of Loss Recognized in Income on Derivatives	The three months ended, June 30, 2012 (in thousands)	The six months ended, June 30, 2012 (in thousands)
Foreign exchange contracts	Interest and other income, net	$(4)	$(5)
		Amount of Gain Recognized in Income on Derivatives During
Derivatives in ASC 815 Fair Value Hedging Relationship	Location of Gain Recognized in Income on Derivatives	The three months ended, July 2, 2011 (in thousands)	The six months ended, July 2, 2011 (in thousands)
Foreign exchange contracts	Interest and other income, net	$(4)	$25

(8) Inventories, net

Inventories consist of the following:

(In thousands)	June 30, 2012	December 31, 2011
Raw materials	$19,681	$17,373
Work-in-process	15,878	12,404
Finished products	11,497	11,508
Balance, end of the period	$47,056	$41,285

(9) Notes Payable

We have a line of credit agreement with a brokerage firm. Under the terms of this agreement, we may borrow funds at a cost equal to the current Federal funds open rate plus 125 basis points (approximately1.3% as of June 30, 2012). Funds are advanced to us under this facility based on pre-determined advance rates on the cash and securities held by us in this brokerage account. Under this facility, we may borrow up to 75% of our total cash, cash equivalents and investments balance in this brokerage account with no restriction in the use of those assets. This agreement has no set expiration date and there are no loan covenants, other than the aforementioned collateral requirement. As of June 30, 2012 and as of December 31, 2011, $1.0 million and $1.0 million respectively, were outstanding under this facility, with a related collateral requirement of approximately $1.3 million and $1.3 million, respectively, of our cash, cash equivalents and investments.

(10) Current Liabilities

Deferred Services Revenue

A portion of our revenue is generated from service contracts. Payments from certain of these service contracts are collected in advance. As such, revenues from these service contracts are deferred and recognized ratably over the contract period for time-based service contracts, or as service hours are delivered for contracts based on a purchased quantity of hours. Changes in our deferred service revenue are as follows:

	Three Months Ended		Six Months Ended
(In thousands)	June 30, 2012	July 2, 2011	June 30, 2012	July 2, 2011
Balance, beginning of the period	$5,725	$3,412	$4,991	$2,903
Additions	1,283	2,033	3,066	4,581
Revenue recognized	(1,406)	(728)	(2,455)	(2,767)
Balance, end of the period	$5,602	$4,717	$5,602	$4,717
Balance sheet classification
Deferred service income-short term	$3,973	$3,949
Deferred service income-long term	1,629	768
Balance, end of period	$5,602	$4,717

Other current liabilities

Other current liabilities consist of the following:

(In thousands)	June 30, 2012	December 31, 2011
Salaries and benefits	$8,950	$10,023
Warranty accrual	2,795	2,398
Advanced billing	1,821	5,809
Accrued taxes-other	979	1,729
Capital lease, current portion	89	176
Other	2,568	2,238
Balance, end of the period	$17,202	$22,373

Warranty Accrual

We generally warrant our new and refurbished products for material and labor to repair the product for periods of twelve months and three months, respectively, from the date of system acceptance. Accordingly, an accrual for the estimated cost of the warranty is recorded at the time the product is shipped. Extended warranty terms, if granted, result in deferral of revenue equating to our standard pricing for similar service contracts. Recognition of the related warranty cost is deferred until product revenue is recognized. Factors that affect our warranty liability include the number of installed units, historical and anticipated rates of warranty claims and cost per claim. We periodically assess the adequacy of our recorded warranty liabilities and adjust the amounts as necessary. We believe our warranty accrual, as of June 30, 2012, is sufficient to satisfy outstanding obligations as of that date. Changes in our warranty accrual are as follows:

	Three Months Ended		Six Months Ended
(In thousands)	June 30, 2012	July 2, 2011	June 30, 2012	July 2, 2011
Balance, beginning of the period	$2,165	$2,424	$2,398	$2,111
Liabilities accrued for warranties issued	1,417	860	2,067	1,768
Warranty claims paid and utilized	(825)	(328)	(1,282)	(690)
Changes in accrued warranty liabilities	38	(282)	(388)	(515)
Balance, end of the period	$2,795	$2,674	$2,795	$2,674

Advanced Billings

On occasion, we require, or our customers pay, a deposit in advance of order shipment. These amounts are classified as advanced billings until the related order ships. The balance of $1.8 million of advanced billings was from multiple customers as of June 30, 2012. There were $5.8 million of advance payments received as of December 31, 2011.

(11) Other Liabilities

Other liabilities consist of the following:

(In thousands)	June 30, 2012	December 31, 2011
Long-term income taxes payable	$5,239	$2,344
Asset retirement obligation	1,953	1,925
Deferred compensation	1,725	1,120
Deferred service income-long term	1,629	1,458
Postretirement medical obligation	909	909
Deferred rent	124	—
Other	270	357
Balance, end of the period	$11,849	$8,113

(12) Accumulated Other Comprehensive Income (Loss)

Accumulated other comprehensive loss, net of tax, is comprised of the following items:

(In thousands)	June 30, 2012	December 31, 2011
Unrealized loss on available-for-sale investments	$(70)	$(30)
Change in minimum postretirement medical obligation	(63)	(69)
Accumulated other comprehensive loss at end of period	$(133)	$(99)

(13) Employee Benefit Plans

Employee bonus plans

We currently sponsor an executive incentive bonus plan that distributes employee awards based on the achievement of predetermined targets. We recorded charges of $1.4 million and $2.6 million under this bonus plan for the three and six month periods ended June 30, 2012, respectively, as compared to $1.0 million and $1.8 million for the corresponding periods of 2011, respectively.

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
We contributed $0.2 million and $0.4 million to this plan for each of the three and six month periods ended June 30, 2012, respectively. For the three month and six month periods ended July 2, 2011, we contributed $0.1 million and $0.3 million respectively.

We also sponsor an executive non-qualified deferred compensation plan (the “Plan”) that allows qualifying executives to defer current cash compensation. As of June 30, 2012, Plan assets of $1.4 million, representing the cash surrender value of life insurance policies held by us and liabilities of $1.7 million were included in our Consolidated Balance Sheets under the captions “Other assets” and “Other liabilities”, respectively. The related Plan expenses for each of the three and six month periods ended June 30, 2012 and July 2, 2011 were insignificant.

Postretirement benefits

We have committed to providing and fully paying for lifetime postretirement medical and dental benefits to our Chief Executive Officer and Chief Financial Officer and their spouses, commencing after retirement. We recorded net periodic benefit costs of an insignificant amount for the three and six month periods ended June 30, 2012 and July 2, 2011, respectively.

(14) Income Taxes

For the three and six month periods ended June 30, 2012, we recorded income tax provisions of $2.0 million and $3.1 million, respectively as compared to $1.1 million and $1.4 million for the comparable periods in 2011. The income tax provision recognized for the six month period ended June 30, 2012 resulted primarily from U.S. federal, state and foreign income taxes.
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
We currently have a full valuation allowance against our U.S. net deferred tax asset. We continue to monitor the relative weight of positive and negative evidence of future profitability in relevant jurisdictions. As of June 30, 2012, we have experienced historical profitability. However, as of June 30, 2012, we have determined that the following negative evidence outweighs the positive evidence such that it is not more likely than not the Company will generate sufficient taxable income in the relevant jurisdictions to utilize our deferred tax assets and release the associated valuation allowance:

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
As a result of our analysis, we concluded that it is more likely than not that, as of June 30, 2012, our net deferred tax assets will not be realized, with the exception of those in Japan and Taiwan. Therefore, we continue to provide a full valuation allowance against net deferred tax assets outside of Japan and Taiwan. We closely monitor available evidence, and as noted above, may release some or all of the valuation allowance in future periods.
We are subject to federal and state tax examinations for years 1999 forward and 1997 forward, respectively, by virtue of the tax attributes carrying forward from those years. We are also subject to audits in the foreign jurisdictions in which we operate for years 2004 and forward. There are no material income tax audits currently in progress as of June 30, 2012.

(15) Intangibles Assets, net

On June 26, 2012, we entered into a patent assignment agreement with International Business Machines Corporation (“IBM”), a customer of ours. We acquired the rights to a collection of patents and patent applications from IBM, including patents and patent applications in packaging such as C4 bumping, Ball Grid Arrays, lead-free solders and 3D packaging. Representing both U.S. and foreign patents, the portfolio includes claims directed at methods of making, at compositions and at structures of semiconductor devices. We paid $8.0 million for the rights to the patents and patent applications.

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

In August 2008 and December 2009, we entered into agreements with a leasing company for the sale and leaseback of certain assets for an initial term of four years. The sale prices of these items were $6.8 million and $5.4 million in 2008 and 2009, respectively. There was no gain or loss from these transactions. Under these sale-leaseback arrangements, we have an option to purchase the assets back at the future current fair market value upon the expiration of the leases in 2012 and 2013, respectively. These leases are classified as operating leases in accordance with ASC Topic 840, Leases. In January 2009, we bought back assets with values totaling $1.3 million. We did not buy back any assets during the three and six month periods ended June 30, 2012. In April 2010, we bought back an asset with a value of $1.2 million. As of June 30, 2012, the minimum future lease payments to be made under these agreements were $2.7 million.

On May 10, 2012, we entered into a lease extension for the August 2008 transaction. The twenty-seven month extension is valued at $2.0 million and will expire on August 14, 2014.

Legal Proceedings

Ultratech, Inc. is a defendant in Dennis Rice v. Ultratech, Inc., et al., a class action lawsuit commenced on June 14, 2012 in the Superior Court of California, County of Santa Clara. The plaintiff alleges that the proposal in our proxy seeking approval to increase the authorized shares of common stock from 40 million to 80 million was misleading and incomplete and that the directors violated their fiduciary duties by making these misleading disclosures. The plaintiff sought to enjoin the stockholders’ vote on this proposal. On July 16, 2012, the Court held a hearing on plaintiff’s motion for a preliminary injunction and issued an order denying the plaintiff’s motion. While plaintiff’s motion for an injunction was denied, the action is still pending. We believe the action is without merit and we plan a vigorous defense.

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

Net Sales

Second Quarter

	Three Months Ended
(In thousands, except percentages)	June 30, 2012	July 2, 2011	Amount of Change	Percentage Change
Sales of:
Products	$53,525	$48,653	$4,872	10.0%
Services	5,337	4,971	366	7.4%
Licenses	250	325	(75)	(23.1)%
Total net sales	$59,112	$53,949	$5,163	9.6%

Net sales consist of revenues from products (system, system upgrades, and spare parts sales), services, and licensing of technologies. Product sales increased 10.0% to $53.5 million for the three month period ended June 30, 2012, as compared to $48.7 million in the corresponding period of 2011. The $4.9 million increase was due to (i) increased system upgrade sales of $4.4 million, and (ii) an increase in parts sales of $1.2 million, partially offset by a $0.7 million decrease resulting from lower average selling prices.

On a product market application basis, systems sales (which includes system upgrades) to the semiconductor market decreased $2.5 million to $36.9 million for the three month period ended June 30, 2012, as compared to $39.4 million in the corresponding period of 2011. The decrease was primarily due to a decrease in units sold. Semiconductor industry sales consist of sales to the advanced packaging market, the laser processing applications market and the semiconductor market.

Nanotechnology market system sales were $11.3 million for the three month period ended June 30, 2012 as compared to $5.1 million in system sales in the corresponding period of 2011. The $6.2 million increase was attributable to an increase in unit sales. System sales to the nanotechnology market are highly dependent on customer capacity demand in the industries we serve, including HBLEDs, thin film heads, automotive MEMS, LED/laser diodes, and ink jet print heads, and therefore, we expect to experience significant variations in sales to this market from period to period.

Services sales for the three month period ended June 30, 2012 increased $0.3 million to $5.3 million as compared to $5.0 million during the same period of 2011. The increase in services revenue was the result of increased contract services sales.

License sales consisted of $0.3 million of royalty revenues for the three month period ended June 30, 2012 as compared to $0.3 million of royalty revenue for the corresponding period of 2011. License revenue results from tool resales by our existing customers to third parties and royalty arrangements. Pursuant to our license arrangements, such transactions are subject to a license fee based on units sold. Future revenues from licensing activities, if any, will be contingent upon existing and future licensing arrangements. We may not be successful in generating licensing revenues in the future and do not anticipate the recognition of significant levels of licensing income during the remainder of 2012.

At June 30, 2012, we had $25.3 million of net deferred product and services income compared to $15.0 million at December 31, 2011. The gross amount of deferred revenues at June 30, 2012 was $36.7 million as compared to $20.7 million at

December 31, 2011. The gross amount of deferred costs at June 30, 2012 was $11.4 million as compared to $5.7 million at December 31, 2011. Deferred product income is recognized as revenue upon satisfying the contractual obligations for installation and/or system acceptance. Deferred services income is recognized as revenue ratably over the contract period (for time-based service contracts), or as purchased services are rendered (for contracts based on a purchased quantity of hours).

For the three month period ended June 30, 2012, international net sales increased $15.9 million to $46.2 million or 78.1% of total net sales, as compared to $30.3 million, or 56.2% of total net sales for the corresponding period of 2011. The increase in international sales as a percentage of total sales was due to an increase in unit sales to European and Asian customers and fewer unit sales to North American customers. For the three month period ended June 30, 2012 as compared to the corresponding 2011 period, (i) sales to Europe increased by $12.8 million, (ii) sales to Japan decreased by $3.0 million, (iii) sales to Taiwan decreased by $5.7 million, (iv) sales to Korea increased by $1.4 million, and (v) sales to the rest of Asia increased by $10.3 million. Sales to Germany represented 18% of total net sales for the three month period ending June 30, 2012.

Our international revenue generally is not subject to significant exchange rate fluctuations, principally because sales contracts for our systems are generally denominated in U.S. dollars. In Japan, however, orders are sometimes denominated in Japanese yen. Yen denominated contracts subject us to the risk of currency fluctuations. We attempt to mitigate this risk by entering into foreign currency forward exchange contracts for the period between when an order is received and when it is recorded as revenue. After recording revenue, we use various mechanisms, such as natural hedges, to offset substantial portions of the gains or losses associated with our Japanese yen denominated receivables due to exchange rate fluctuations. We had approximately 113.3 million Japanese yen denominated receivables at June 30, 2012. International sales expose us to a number of additional risks, including fluctuations in the value of local currencies relative to the U.S. dollar, which impact the relative cost of ownership of our products and, thus, the customer’s willingness to purchase our product. (See Part II, Item 1A, “Risk Factors” herein).
Year-To-Date

	Six Months Ended
(In thousands, except percentages)	June 30, 2012	July 2, 2011	Amount of Change	Percentage Change
Sales of:
Products	$98,628	$91,453	$7,175	7.8%
Services	9,409	9,425	(16)	(0.2)%
Licenses	650	450	200	44.4%
Total net sales	$108,687	$101,328	$7,359	7.3%

Product sales increased 7.8% to $98.6 million for the six month period ended June 30, 2012 as compared to the same period in 2011. The increase was due to (i) increased systems upgrade sales of $8.1 million and (ii) increased parts sales of $0.8 million, partially offset by decreased systems sales of $1.7 million.
On a product market applications basis during the six months ended June 30, 2012, system sales (which includes system upgrade sales) to the semiconductor industry decreased by $3.0 million to $69.1 million from the corresponding period of 2011. The decrease was primarily due to a decrease in units sold. Semiconductor industry sales consist of sales to the advanced packaging market, the laser processing applications market and the semiconductor market.
Nanotechnology market sales were $19.7 million for the six month period ended June 30, 2012 compared to $10.3 million of system sales in the corresponding period of 2011. The increase in sales to the nanotechnology market was due to an increase in unit sales. System sales to the nanotechnology market are highly dependent on customer capacity demand in the industries we serve, including thin film heads, automotive MEMS, LED/laser diodes, HBLEDs, and ink jet print heads, and therefore we expect to experience significant variations in sales to this market from period to period.
Service revenue during the six month period ended June 30, 2012 remained relatively unchanged at $9.4 million from the comparable period of 2011. Revenues from licensing activities increased $0.2 million for the six months ended June 30, 2012 as compared to the same period of 2011.
For the six month period ended June 30, 2012, international net sales increased $22.0 million to $74.6 million, or 68.6% of total net sales, as compared with $52.6 million, or 51.9% of total net sales, for the comparable period of 2011. The increase in international sales as a percentage of total sales was due to a combination of an increase in sales in the European and Asian regions and a decrease in sales to North America. For the six month period ended June 30, 2012, as compared to the same period of 2011, the increase in international sales was due to (i) increased sales to the rest of Asia region of $17.7 million, and (ii) increased sales to Europe of $14.4 million, partially offset by (a) decreased sales to Japan of $4.5 million, (b) decreased sales to Taiwan of $2.9 million and (c) decreased sales to Korea of $2.8 million.

Gross Profit

Second Quarter

On a comparative basis, gross margins increased to 54.2% for the three month period ended June 30, 2012, compared to 50.9% for the corresponding period of 2011. The 3.3 percentage point increase in gross margin was due to:

•	2.9 percentage point increase resulting from lower service costs,

•	1.9 percentage point increase due to lower manufacturing costs,

•	0.7 percentage point increase related to improved manufacturing productivity,

•	0.2 percentage point increase related to lower direct labor costs due to labor efficiency,

partially offset by

•	a decrease of 1.5 percentage points related to a higher inventory reserve provision,

•	a decrease of 0.9 percentage points related to higher material costs resulting from a change in product mix.

Year-To-Date

On a comparative basis, gross margins increased to 55.6% for the six month period ended June 30, 2012, compared to 50.5% for the corresponding period of 2011. The 5.1 percentage point increase in gross margins was due to:

•	2.1 percentage point increase resulting from lower service costs,

•	2.0 percentage point increase related to lower material costs due to product mix,

•	1.0 percentage point increase related to improved manufacturing productivity,

•	0.9 percentage point increase related to lower manufacturing costs,

partially offset by

•	a decrease of 0.9 percentage point related to a higher inventory reserve provision.

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

Operating Expenses

Second Quarter

	Three Months Ended
(In thousands, except percentages)	June 30, 2012	July 2, 2011	Amount of Change	Percentage Change
Research, development, and engineering	$7,772	$5,759	$2,013	35.0%
Selling, general, and administrative	11,088	10,998	90	0.8%
Total operating expenses	$18,860	$16,757	$2,103	12.5%

Research, development and engineering expenses for the three month period ended June 30, 2012 were $7.8 million, as compared to $5.8 million for the corresponding period in 2011. This increase was attributable to (i) $1.0 million in research and development activities, (ii) $0.4 million related to third-party consulting activities, (iii) $0.3 million in compensation costs, (iv) $0.1 million related to bonus expense, (v) $0.1 million related to travel expenses, and (vi) $0.1 million depreciation as compared to the corresponding period in 2011. As a percentage of net sales, research, development and engineering expenses for the three month period ended June 30, 2012 increased to 13.1% from 10.7% for the corresponding period of 2011. This percentage increase was due to the fact that expenses increased at a higher rate than revenue as compared to the corresponding period of 2011.

Selling, general, and administrative expenses for the three month period ended June 30, 2012 were $11.1 million as compared to $11.0 million for the corresponding period of 2011. This increase was attributable to (i) $0.7 million of stock-based compensation expense, (ii) $0.2 million in bonus expense, (iii) $0.1 million property tax expense, partially offset by (a) a $0.5 million reduction in outside professional fees expense, (b) a $0.1 million decrease in legal expense, and (c) a $0.3 decrease in other miscellaneous expenses. As a percentage of net sales, selling, general and administrative expenses for the three month period ended June 30, 2012 decreased to 18.8% as compared to 20.4% for the corresponding period of 2011 resulting primarily from an increase in total net sales.

Year-To-Date

	Six Months Ended
(In thousands, except percentages)	June 30, 2012	July 2, 2011	Amount of Change	Percentage Change
Research, development, and engineering	$14,535	$11,483	$3,052	26.6%
Selling, general, and administrative	21,469	20,817	652	3.1%
Total operating expenses	$36,004	$32,300	$3,704	11.5%
Research, development and engineering expenses for the six month period ended June 30, 2012 were $14.5 million as compared to $11.5 million for the corresponding period in 2011. This $3.0 million increase was due to the following: (i) $1.6 million in research and development related activities, (ii) $0.5 million in compensation expense, (iii) $0.4 million in engineering consulting expense, (iv) $0.1 million materials expenses and, (v) $0.1 million of travel-related expenses, and (vi) $0.3 million of other miscellaneous expenses. As a percentage of net sales, research, development and engineering expenses for the six month period ended June 30, 2012 increased to 13.4% from 11.3% for the corresponding period of 2011.
Selling, general and administrative expenses were $21.5 million for the six month period ended June 30, 2012 as compared with $20.8 million for the corresponding period in 2011. This increase was due to the following: (i) $1.3 million of stock-based compensation expenses, (ii) $0.4 million of legal expenses, (iii) $0.2 million of bonus plan expense, (iv) $0.1 million property tax, partially offset by the following decreases of (a) $0.6 million of outside services expense, (b) $0.2 million of bad debt expense, and (c) $0.6 million of miscellaneous expenses. As a percentage of total net sales, selling, general and administrative expenses for the six month period ended June 30, 2012 decreased to 19.8% from 20.5% for the corresponding period of 2011. This decrease was primarily due to the increase in net sales as compared to the corresponding period of 2011.

Provision for Income Taxes

For the three and six month periods ended June 30, 2012, we recorded income tax provisions of $2.0 million and $3.1 million respectively, as compared to $1.1 million and $1.4 million, respectively, for the comparable periods in 2011. The income tax provisions recognized for the three and six month periods ended June 30, 2012 resulted primarily from U.S. federal, state and foreign income taxes. Income tax estimates can be affected by estimates of whether, and within which jurisdictions, future earnings will occur and how, when and if cash is repatriated to the United States, combined with other aspects of an overall income tax strategy. Additionally, taxing jurisdictions could retroactively disagree with our tax treatment of certain items, and some historical transactions have income tax effects going forward. Accounting rules require these future effects to be evaluated using current laws, rules and regulations, each of which can change at any time and in an unpredictable manner. We believe we have adequately provided for any reasonably foreseeable outcome related to these matters and we do not anticipate any material earnings impact from their ultimate resolution.
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
Each quarter we assess the likelihood that we will be able to recover our deferred tax assets. We consider available evidence, both positive and negative, including historical levels of income, expectations and risks associated with estimates of future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance. As a result of our analysis, we concluded that it is more likely than not that, as of June 30, 2012, our net deferred tax assets will not be realized, with the exception of those in Japan and Taiwan. Therefore, we continue to provide a full valuation allowance against net deferred tax assets outside of Japan and Taiwan. It is possible that sometime in the next 12 months the positive evidence will be sufficient to release a material amount of our valuation allowance; however there is no assurance that this will occur.
We are subject to federal and state tax examination for years 1999 forward and 1997 forward, respectively, by virtue of the tax attributes carrying forward from those years. We are also subject to audits in the foreign jurisdictions in which we operate for years 2004 and forward. There are no material income tax audits currently in progress as of June 30, 2012.

Outlook

The anticipated timing of orders, shipments and system acceptances usually requires that we fill a number of production slots in any given period in order to meet our sales targets. If we are unsuccessful in our efforts to secure those production orders, or if existing production orders are delayed or cancelled, our results of operations will be materially adversely impacted. Accordingly, we may not be able to achieve or maintain our current or prior level of sales. We presently expect net sales for the third quarter of 2012 to approximate net sales reported for the second quarter of 2012. We anticipate our cash flow to be positive for the third quarter of 2012.

Because our net sales are subject to a number of risks, including risks associated with the market acceptance of our new laser processing applications, delays in system acceptance, intense competition in the capital equipment industry, uncertainty relating to the timing and market acceptance of our products, and the condition of the macro-economy and the semiconductor industry and the other risks described in this report and in our Annual Report on Form 10-K for the year ended December 31, 2011, we may not exceed or even maintain our current or prior level of net sales for any period in the future. Additionally, we believe that the market acceptance and volume production of our advanced packaging systems, laser processing systems and our 1000 Platform steppers are of critical importance to our future financial results. At June 30, 2012, these systems represented approximately 83% of our backlog. To the extent that these products do not achieve or maintain significant sales due to difficulties involving suppliers, manufacturing or engineering, the inability to reduce the current long manufacturing cycles for these products, competition, excess capacity in the semiconductor or nanotechnology device industries, or for any other reason, our business, financial condition and results of operations would be materially adversely affected.

We expect sales to international customers will continue to represent a significant portion of our revenues for the remainder of fiscal 2012.

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operating activities was $30.4 million for the six month period ended June 30, 2012, compared to $28.1 million of cash provided by operations for the comparable period in 2011. Net cash provided by operating activities during the six month period ended June 30, 2012 was attributable to (i) $28.6 million of cash sources from operating activities after non-cash adjustments and (ii) $1.8 million of net cash sources caused by changes to our working capital.

Changes in working capital sources were due to (i) $10.3 million increase in timing differences between customer shipments and deferred revenues, (ii) timing of payments and accruals in accounts payable of $5.4 million, (iii) $3.7 million in changes in other liabilities, and (iv) $1.4 million from changes in prepaid assets.

Working capital uses were due to (i) an increase in accounts receivable of $7.5 million, (ii) an increase in inventories of $5.8 million, (iii) reduction of other current liabilities of $5.1 million, and (iv) changes in other current assets of $0.6 million.

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

During the six month period ended June 30, 2012, net cash used in investing activities was $30.5 million, attributable to net purchases of short-term investments of $19.6 million, purchases of patents and patent applications of $8.0 million and capital expenditures of $2.9 million.

Net cash provided by financing activities was $1.6 million during the six months ended June 30, 2012. The increase in cash was attributable to the proceeds from the issuance of common stock of $5.9 million, net of taxes paid related to the issuance of shares of common stock pursuant to vested restricted stock units of $4.3 million.

At June 30, 2012, we had working capital of $305.8 million. Our principal source of liquidity is cash provided by our operations at June 30, 2012 and consisted primarily of $248.2 million in cash, cash equivalents and short-term investments, net of outstanding borrowings under our line of credit. Our ability to generate cash is provides us with substantial financial flexibility in meeting our operating, investing and financing needs.

As of June 30, 2012, $23.2 million of our cash, cash equivalents, and investments were held by foreign subsidiaries. Amounts held by foreign subsidiaries are generally subject to U.S. income taxation on repatriation to the United States. We currently have no plans to repatriate any foreign earnings back to the United States as we believe our cash flows provided by our U.S. operations will meet our future U.S. liquidity needs.

We have a line of credit agreement with a brokerage firm. Under the terms of this agreement, we may borrow funds at a cost equal to the current Federal funds open rate plus 125 basis points (approximately 1.3% as of June 30, 2012). Certain of our cash, cash equivalents and marketable securities secure borrowings outstanding under this facility, but we are not restricted in the use of those assets. Funds are advanced to us under this facility in accordance with pre-determined advance rates based on the cash and securities held by us in this brokerage account. This agreement has no set expiration date and there are no loan covenants other than a collateral requirement. As of June 30, 2012, $1.0 million was outstanding under this facility, with a related collateral requirement of approximately $1.3 million of our cash, cash equivalents and short-term investments.

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

Interest Rate Risk

Our exposure to market risk due to potential changes in interest rates relates primarily to our investment portfolio, which consisted primarily of fixed interest rate instruments as of June 30, 2012. We maintain an investment policy designed to ensure the safety and preservation of our invested funds by limiting market risk and the risk of default.

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

As of June 30, 2012, we did not have any investments in mortgage backed or auction rate securities or any security investments in the financial service sector. However, we intend to closely monitor developments in the credit markets and make appropriate changes to our investment policy as we deem necessary or advisable. Based on our ability to liquidate our investment portfolio and our expected operating cash flows, we do not anticipate any liquidity constraints as a result of the current credit environment.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the three month period ended June 30, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Ultratech, Inc. is a defendant in Dennis Rice v. Ultratech, Inc., et al., a class action lawsuit commenced on June 14, 2012 in the Superior Court of California, County of Santa Clara. The plaintiff alleges that the proposal in our proxy seeking approval to increase the authorized shares of common stock from 40 million to 80 million was misleading and incomplete and that the directors violated their fiduciary duties by making these misleading disclosures. The plaintiff sought to enjoin the stockholders’ vote on this proposal. On July 16, 2012, the Court held a hearing on plaintiff’s motion for a preliminary injunction and issued an order denying the plaintiff’s motion. While plaintiff’s motion for an injunction was denied, the action is still pending. We believe the action is without merit and we plan a vigorous defense.

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

Our business depends in significant part upon capital expenditures by manufacturers of semiconductors, advanced packaging semiconductors and nanotechnology components which in turn depend upon the current and anticipated market demand for such devices and products utilizing such devices. The semiconductor industry historically has been highly cyclical and has experienced recurring periods of oversupply. This has, from time to time, resulted in significantly reduced demand for capital equipment including the systems manufactured and marketed by us. We believe that markets for new generations of semiconductors and semiconductor packaging will also be subject to similar fluctuations. Our business and operating results would be materially adversely affected by downturns or slowdowns in the semiconductor packaging market or by loss of market share. Accordingly, we may not be able to achieve or maintain our current or prior level of sales. We attempt to mitigate the risk of cyclicality by participating in multiple markets including semiconductor, semiconductor packaging, and nanotechnology sectors as well as diversifying into new markets. We believe that diversifying into new markets such as laser-based annealing for implant activation, lithography steppers for 3-D packaging and HBLEDs can help mitigate the effects of this cyclicality in our industry. Despite such efforts, when one or more of such markets experiences a downturn or a situation of excess capacity, our net sales and operating results are materially adversely affected.

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

We currently spend, and expect to continue to spend, significant resources to develop, introduce and commercialize our laser thermal processing systems, advanced packaging, nanotechnology, and HBLEDs lithography stepper products, and future generations of, and enhancements to, these products. We may not be successful in the timely introduction of these products which may cause sales of these products to decrease or not increase as expected.

Currently, we are devoting significant resources to the development, introduction and commercialization of our laser thermal processing systems, advanced packaging, nanotechnology, and HBLEDs lithography stepper products, and future generations of and enhancements to those products. We intend to continue to develop these products and technologies, and will continue to incur significant operating expenses in the areas of research, development and engineering, manufacturing and general and administrative costs in order to develop, produce and support these new products and enhancements. Additionally, gross profit margins and inventory levels may be further adversely impacted in the future by costs associated with the initial production of new products. Introduction of new products generally involves higher installation costs and product performance uncertainties that could delay system acceptance of our systems, resulting in a delay in recognizing revenue associated with those systems and a reduction in gross margins. These costs include, but are not limited to, additional manufacturing overhead, additional inventory write-downs, costs of demonstration systems and facilities and costs associated with the establishment of additional after-sales support organizations. Additionally, operating expenses may increase, relative to sales, as a result of adding additional marketing and administrative personnel, among other costs, to support our new products. If we are unable to achieve significantly increased net sales or if our sales fall below expectations, our operating results could be materially adversely affected.

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

As of June 30, 2012, we had outstanding options to purchase and outstanding restricted stock units for a total of 4.2 million shares of our Common Stock. Among other determinants, the market price of our stock has a major bearing on the number of shares subject to outstanding stock options and restricted stock units that are included in the weighted-average shares used in determining our net income per share. During periods of extreme volatility, the impact of higher stock prices can have a materially dilutive effect on our net income per share. Additionally, shares subject to outstanding options and restricted stock units are excluded from the calculation of net income per share when we have a net loss or when the exercise price and the average unrecognized compensation cost of the stock option or restricted stock unit is greater than the average market price of our Common Stock, as the impact of the stock options or restricted stock units would be anti-dilutive.

We sell our products primarily to a limited number of customers and to customers in a limited number of industries, which subjects us to increased risks related to the business performance of our customers, and therefore their need for our products, and the business cycles of the markets into which we sell.

Historically, we have sold a substantial portion of our systems to a limited number of customers. In the three month period ended June 30, 2012, our top five customers accounted for 82.7% of our system sales compared to 69.9% in the corresponding period of 2011. We expect that sales to a relatively few customers will continue to account for a high percentage of our net sales in the foreseeable future and believe that our financial results depend in significant part upon the success of these major customers and our ability to meet their future capital equipment needs. Although the composition of the group comprising our largest customers may vary from period to period, the loss of a significant customer or any reduction in orders by a significant customer, including reductions due to market, economic or competitive conditions in the semiconductor, semiconductor packaging or nanotechnology industries or in the industries that manufacture products utilizing integrated circuits, thin film heads or other nanotechnology components, would likely have a material adverse effect on our business, financial condition and results of operations. Our ability to maintain or increase our sales in the future depends, in part, on our ability to obtain orders from new customers as well as the financial condition and success of our existing customers, the semiconductor and nanotechnology industries and the economy in general.

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

On a market application basis, sales to the semiconductor industry, primarily for advanced packaging applications and laser thermal processing applications, accounted for 76.6% and 88.6% of our system revenue for the three month period ended June 30, 2012 and the corresponding period in 2011, respectively. We had $11.3 million of sales to nanotechnology manufacturers, including micro systems, thin film head and optical device manufacturers, for the three month period ended June 30, 2012 as compared to $5.1 million in sales for the corresponding period of 2011. Systems revenue for nanotechnology accounted for 23.4% of systems revenue for the three month period ended June 30, 2012, as compared to 11.4% of systems revenue for the corresponding period in 2011. Our future operating results and financial condition would be materially adversely impacted by a downturn in any of these industries, or by loss of market share in any of these industries. A growing portion of our backlog of system orders is comprised of laser thermal processing tools. As our laser thermal processing tools are used for the continuation of reduced device geometries and customers seldom provide us with their future technical requirements, these tools may not meet all customers’ requirements upon initial delivery and installation at the customer’s facility. As a result, acceptance of the tool by the customer could be delayed while we perform testing and attempt to meet their requirements, or the order could be cancelled if we are unable to meet those requirements. Should significant demand not materialize, due to technical, production, market, or other factors, our business, financial position and results of operations would be materially adversely impacted.

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

Although we attempt to protect our intellectual property rights through patents, copyrights, trade secrets and other measures, we believe that our success will depend more upon the innovation, technological expertise and marketing abilities of our employees. Nevertheless, we have a policy of seeking patents when appropriate on inventions resulting from our ongoing research and development and manufacturing activities. Our intellectual property portfolio has 528 patents either awarded or pending with expiration dates ranging from October 2012 to May 2030. In addition, we have various registered trademarks and copyright registrations covering mainly applications used in the operation of our systems. We also rely upon trade secret protection for our confidential and proprietary information. We may not be able to protect our technology adequately and competitors may be able to develop similar technology independently. Our pending patent applications may not be issued or U.S. or foreign intellectual property laws may not protect our intellectual property rights. In addition, litigation may be necessary to enforce our patents, copyrights or other intellectual property rights, to protect our trade secrets, to determine the validity and scope of the proprietary rights of others or to defend against claims of infringement. Such litigation has resulted in, and in the future could result in, substantial costs and diversion of resources and could have a material adverse effect on our business, financial condition and results of operations, regardless of the outcome of the litigation. Patents issued to us may be challenged, invalidated or circumvented and the rights granted thereunder may not provide competitive advantages to us. Furthermore, others may independently develop similar technology or products, or, if patents are issued to us, design around the patents issued to us. Invalidation of our patents related to those technologies, or the expiration of patents covering our key technologies, could allow our competitors to more effectively compete against us, which could result in less revenue for us.

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

International sales accounted for approximately 78.1% of total net sales for the three month period ended June 30, 2012, compared to 56.2% in the corresponding period of 2011. The increase in international sales as a percentage of total sales was due to a combination of an increase in European and Asian unit sales and a decrease in North American unit sales. We anticipate that international sales will continue to account for a significant portion of total net sales. As a result, a significant portion of our net sales will continue to be subject to certain risks, including unexpected changes in regulatory requirements; difficulty in satisfying existing regulatory requirements; exchange rate fluctuations; tariffs and other barriers; political and economic instability; difficulties in accounts receivable collections; reduced protection of intellectual property; natural disasters; difficulties in staffing and managing foreign subsidiary and branch operations; and potentially adverse tax consequences.

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

Our cash equivalent and short-term investment portfolio as of June 30, 2012 consisted of securities and obligations of U.S. government agencies, money market funds, commercial paper and corporate debt securities. We follow an established investment policy and set of guidelines to monitor, manage and limit our exposure to interest rate and credit risk. The policy sets forth credit quality standards and limits our exposure to any one issuer, as well as our maximum exposure to various asset classes.

As a result of current financial market conditions, investments in some financial instruments, such as structured investment vehicles, sub-prime mortgage-backed securities and collateralized debt obligations, may lose some or all of their value due to liquidity and credit concerns. As of June 30, 2012, we had no holdings in these categories of investments and no impairment charge associated with our short-term investment portfolio. Although we believe our current investment portfolio has little risk of impairment, we cannot predict future market conditions or market liquidity and our investment portfolio could become impaired.

Our investment portfolio may suffer losses from changes in market interest rates and changes in market conditions, which could materially and adversely affect our financial condition, results of operations or liquidity.

As of June 30, 2012, we had $249.2 million in cash, cash equivalents and short-term investments. We maintain an investment portfolio of cash equivalents and short-term investments in commercial paper and U.S. government-backed securities. These investments are subject to general credit, liquidity, and market and interest rate risks. Substantially all of these securities are subject to interest rate and credit risk and will decline in value if interest rates increase or one or more of the issuers’ credit ratings is reduced. As a result of any of the foregoing, we may experience a reduction in value or loss of liquidity of our investments, which may have a negative adverse effect on our results of operations, liquidity and financial condition.

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Reserved

Item 5. Other Information

None.

Item 6. Exhibits

3.1(a)	Amended and Restated Certificate of Incorporation of the Registrant, filed October 6, 1993.
3.1.1(a)	Certificate of Amendment of the Amended and Restated Certificate of Incorporation of the Company, filed May 17, 1995.
3.1.2(a)	Certificate of Amendment of the Amended and Restated Certificate of Incorporation of the Company, filed June 17, 1998.
3.1.3(a)	Certificate of Amendment of the Amended and Restated Certificate of Incorporation of the Company, filed June 20, 2003.
3.1.4(b)	Certificate of Amendment of the Amended and Restated Certificate of Incorporation of the Company, filed August 31, 2009.
3.2(c)	Amended and Restated Bylaws of the Registrant, as amended.
10.1(d)	Patent Assignment Agreement entered into on June 26, 2012 with International Business Machines Corporation.
31.1	Certification of Chief Executive Officer required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
 ____________________

(a)	Previously filed with our Quarterly Report on Form 10-Q for the quarter ended June 28, 2003 (Commission File No. 0-22248) and incorporated herein by reference.

(b)	Previously filed with our Quarterly Report on Form 10-Q for quarter ended October 3, 2009 (Commission File No. 0-22248) and incorporated herein by reference.

(c)	Previously filed with our Current Report on Form 8-K filed on April 17, 2012 (Commission File No. 0-22248) and incorporated herein by reference.

(d)	Previously filed with our Current Report on Form 8-K filed on June 28, 2012 (Commission File No. 0-22248) and incorporated herein by reference.

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

ULTRATECH, INC. (Registrant)

Date:	July 30, 2012	By:	/s/ BRUCE WRIGHT
Bruce Wright
Senior Vice President, Finance and Chief Financial Officer (Duly Authorized Officer and Principal Financial and Accounting Officer)

EXHIBIT INDEX

3.1(a)	Amended and Restated Certificate of Incorporation of the Registrant, filed October 6, 1993.
3.1.1(a)	Certificate of Amendment of the Amended and Restated Certificate of Incorporation of the Company, filed May 17, 1995.
3.1.2(a)	Certificate of Amendment of the Amended and Restated Certificate of Incorporation of the Company, filed June 17, 1998.
3.1.3(a)	Certificate of Amendment of the Amended and Restated Certificate of Incorporation of the Company, filed June 20, 2003.
3.1.4(b)	Certificate of Amendment of the Amended and Restated Certificate of Incorporation of the Company, filed August 31, 2009.
3.2(c)	Amended and Restated Bylaws of the Registrant, as amended.
10.1(d)	Patent Assignment Agreement entered into on June 26, 2012 with International Business Machines Corporation.
31.1	Certification of Chief Executive Officer required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
 ______________________

(a)	Previously filed with our Quarterly Report on Form 10-Q for the quarter ended June 28, 2003 (Commission File No. 0-22248) and incorporated herein by reference.

(b)	Previously filed with our Quarterly Report on Form 10-Q for the quarter ended October 3, 2009 (Commission File No. 0-22248) and incorporated herein by reference.

(c)	Previously filed with our Current Report on Form 8-K on April 17, 2012 (Commission File No. 0-22248) and incorporated herein by reference.

(d)	Previously filed with our Current Report on Form 8-K filed on June 28, 2012 (Commission File No. 0-22248) and incorporated herein by reference.

*
Exhibit 32.1 is being furnished and shall not be deemed to be filed for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, nor shall such exhibit be deemed to be incorporated by reference in any registration statement or other document filed under the Securities Act, or the Exchange Act, except as otherwise stated in such filing.