Form 10-Q
period 2012-09-29
ULTRATECH INC
filed 2012-10-29
CIK 909791

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
——————————————————
FORM 10-Q
——————————————————
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 29, 2012

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

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding as of September 29, 2012
common stock, $0.01 par value	27,021,299

ULTRATECH, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

ULTRATECH, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)	September 29, 2012	December 31, 2011*
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$74,305	$58,780
Short-term investments	206,571	169,167
Accounts receivable, net	50,326	56,506
Inventories, net	47,746	41,285
Prepaid expenses and other current assets	6,556	6,848
Total current assets	385,504	332,586
Property, plant, and equipment, net	18,806	16,009
Intangible assets, net	8,171	452
Other assets	5,158	4,401
Total assets	$417,639	$353,448
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Notes payable	$1,000	$1,000
Accounts payable	15,529	10,980
Deferred product and services income	21,667	14,953
Other current liabilities	15,795	22,373
Total current liabilities	53,991	49,306
Other liabilities	14,324	8,113
Stockholders’ equity	349,324	296,029
Total liabilities and stockholders’ equity	$417,639	$353,448
__________________
*     The Balance Sheet as of December 31, 2011 has been derived from the audited financial statements at that date.
See accompanying notes to unaudited condensed consolidated financial statements
ULTRATECH, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Nine Months Ended
(In thousands, except per share amounts)	September 29, 2012	October 1, 2011	September 29, 2012	October 1, 2011
Net sales:
Products	$56,242	$49,283	$154,870	$140,736
Services	3,652	5,361	13,061	14,786
Licenses	653	300	1,303	750
Total net sales	60,547	54,944	169,234	156,272
Cost of sales:
Cost of products sold	22,844	21,935	64,825	64,013
Cost of services	3,534	3,614	9,801	11,671
Total cost of sales	26,378	25,549	74,626	75,684
Gross profit	34,169	29,395	94,608	80,588
Operating expenses:
Research, development, and engineering	7,745	6,349	22,280	17,832
Selling, general, and administrative	11,469	11,484	32,938	32,301
Operating income	14,955	11,562	39,390	30,455
Interest expense	(1)	(4)	(6)	(16)
Interest and other income (expense), net	126	(74)	208	40
Income before income tax	15,080	11,484	39,592	30,479
Provision for income taxes	2,638	1,020	5,779	2,420
Net income	$12,442	$10,464	$33,813	$28,059
Net income per share - basic	$0.46	$0.40	$1.27	$1.09
Number of shares used in per share computations - basic	27,047	25,977	26,635	25,678
Net income per share - diluted	$0.45	$0.39	$1.23	$1.05
Number of shares used in per share computations - diluted	27,777	26,647	27,481	26,620
See accompanying notes to unaudited condensed consolidated financial statements
ULTRATECH, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended		Nine Months Ended
(In thousands)	September 29, 2012	October 1, 2011	September 29, 2012	October 1, 2011
Net income	$12,442	$10,464	$33,813	$28,059
Other comprehensive income, net of tax:
Change in unrealized gain (loss) on investments	75	(30)	35	38
Change in minimum postretirement medical obligation	2	1	8	5
Other comprehensive income (loss)	77	(29)	43	43
Total comprehensive income	$12,519	$10,435	$33,856	$28,102

ULTRATECH, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended
(In thousands)	September 29, 2012	October 1, 2011
Cash flows from operating activities:
Net income	$33,813	$28,059
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	3,625	3,096
Amortization of intangibles and other	214	53
Accretion of asset retirement obligations	87	82
Gain on disposal of equipment	5	(4)
Stock-based compensation	8,379	6,190
Deferred income taxes	—	(17)
Changes in operating assets and liabilities:
Accounts receivable	6,180	(2,065)
Inventories	(6,511)	(11,527)
Prepaid expenses and other current assets	292	(484)
Other assets	(929)	1,297
Accounts payable	4,549	2,496
Deferred product and services income	6,714	(3,453)
Other current liabilities	(6,578)	2,455
Other liabilities	6,123	3,601
Net cash provided by operating activities	55,963	29,779
Cash flows from investing activities:
Capital expenditures	(6,198)	(3,020)
Purchase of patents	(8,000)	—
Purchase of investments in securities	(266,225)	(157,685)
Proceeds from maturities of investments	228,925	120,320
Net cash used in investing activities	(51,498)	(40,385)
Cash flows from financing activities:
Proceeds from notes payable	3,000	10,000
Repayment of notes payable	(3,000)	(12,000)
Proceeds from issuance of common stock for stock option exercises	15,372	12,980
Tax payment for issuance of common stock from release of restricted stock units	(4,312)	(1,268)
Net cash provided by financing activities	11,060	9,712
Net increase (decrease) in cash and cash equivalents	15,525	(894)
Cash and cash equivalents at beginning of period	58,780	63,626
Cash and cash equivalents at end of period	$74,305	$62,732
See accompanying notes to unaudited condensed consolidated financial statements

Ultratech, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
September 29, 2012

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

Our fiscal periods end on the Saturday closest to month-end, except that our fiscal year ends on December 31. All references to the quarter or three month period refer to our fiscal quarter. Our fiscal quarters covered by this report ended on September 29, 2012 and October 1, 2011.

Operating results for the three and nine month periods ended September 29, 2012 are not necessarily indicative of the results that may be expected for the year ending December 31, 2012, or any future periods.

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

IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS —In June 2011, the FASB issued ASU No. 2011-05, Comprehensive Income, Presentation of Comprehensive Income and in December 2011, the FASB issued ASU No. 2011-12, Deferral of the Effective Date for Amendments to the Presentation of Reclassification of Items Out of Accumulated Other Comprehensive Income in ASU 2011-05 to increase the prominence of items reported in other comprehensive income. Specifically, the new guidance allows an entity to present components of net income or other comprehensive income in one continuous statement, referred to as the statement of comprehensive income, or in two separate, but consecutive statements. The new guidance eliminates the current option to report other comprehensive income and its components in the consolidated statement of shareholders' equity. While the new guidance changes the presentation of comprehensive income, there are no changes to the components that are recognized in net income or other comprehensive income under current accounting guidance. This new guidance is effective for fiscal years and interim periods beginning after December 15, 2011. We adopted this guidance on January 1, 2012 and have presented a new financial statement titled Condensed Consolidated Statement of Comprehensive Income for the three and nine month periods ending September 29, 2012 and October 1, 2011.

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

Costs related to deferred product revenues are capitalized (deferred) and recognized at the time of revenue recognition. Deferred product revenue and costs are netted on our balance sheet, under the caption “deferred product and services income.” The gross amount of deferred revenues and deferred costs at September 29, 2012 were $32.3 million and $10.6 million, respectively, as compared to $20.7 million and $5.7 million, respectively, at December 31, 2011.

Costs incurred for shipping and handling are included in cost of sales.

Other Assets

Included in other assets at September 29, 2012 is restricted cash in the amount of $0.2 million. The restricted cash is in the form of an interest bearing account. Our obligation will be released upon the completion of our warranty obligation for a certain customer.

(3) Stock-Based Compensation

Stock-based compensation expense recognized under ASC Topic 718, Compensation – Stock Compensation (“ASC 718”), for employees and directors and the effect on our Condensed Consolidated Statements of Operations were as follows:

	Three Months Ended		Nine Months Ended
(In thousands)	September 29, 2012	October 1, 2011	September 29, 2012	October 1, 2011
Cost of sales	$179	$119	$430	$320
Research, development, and engineering	492	434	1,231	1,050
Selling, general and administrative expenses	2,683	2,105	6,718	4,820
Total stock-based compensation expense	$3,354	$2,658	$8,379	$6,190

Stock-based compensation cost capitalized as part of inventory during the three month period ended September 29, 2012 and the corresponding period of 2011 was $0.1 million and $0.1 million, respectively. The amount capitalized for the nine month period ended September 29, 2012 and the corresponding period of 2011 was $0.3 million and $0.2 million, respectively.

As required by ASC 718, we estimate expected forfeitures and recognize compensation costs only for those equity awards expected to vest. As of September 29, 2012, there was $46.7 million of total unrecognized compensation cost related to non-vested stock-based compensation arrangements granted under our 1993 Stock Option Plan/Stock Issuance Plan, as amended (“1993 Plan”), and our 1998 Supplemental Stock Option/Stock Issuance Plan, as amended (“1998 Plan”). The costs related to stock options and restricted stock units are expected to be recognized over a weighted average period of P5Y6M years and P4Y7M6D years, respectively.

On July 19, 2011, our stockholders approved amendments to the 1993 Plan which increased the number of shares available for issuance pursuant to the 1993 Plan by 3.3 million shares. The amendments, which were adopted by our Board of Directors on May 31, 2011, effective as of their approval by our stockholders, increased the share reserve, altered share-counting procedures, made changes to the non-employee director automatic grant program and enabled the grant of performance-based awards under the plan. These plans provide for the grant of stock-based awards to our eligible employees, consultants and advisers and non-employee directors. There were no shares reserved for future awards under the 1998 Plan since the plan expired on October 19, 2008. However, as of September 29, 2012, there were 2.2 million shares reserved for future awards under the 1993 Plan.

We used the following weighted-average assumptions to estimate the fair value of our stock options granted during the three and nine month periods ended September 29, 2012 and October 1, 2011, respectively:

	Three Months Ended		Nine Months Ended
	September 29, 2012	October 1, 2011	September 29, 2012	October 1, 2011
Expected life (in years)	8.4	7.9	7.7993150685	8.2
Risk-free interest rate	1.3%	2.6%	1.4%	3.0%
Volatility	49%	49%	48%	48%
Dividend yield	—	—	—	—

Our stock options granted during the three month period ended September 29, 2012 were granted with vesting terms of 50 months and 100 months. The weighted-average expected life of our stock options granted during the three months ended September 29, 2012 was 8.4 years.

(4) Basic and Diluted Net Income Per Share

The following table sets forth the computation of basic and diluted net income per share:

	Three Months Ended		Nine Months Ended
(In thousands, except per share amounts)	September 29, 2012	October 1, 2011	September 29, 2012	October 1, 2011
Numerator:
Net income	$12,442	$10,464	$33,813	$28,059
Denominator:
Basic weighted-average shares outstanding	27,047	25,977	26,635	25,678
Effect of dilutive employee stock options and restricted stock units	730	670	846	942
Diluted weighted-average shares outstanding	27,777	26,647	27,481	26,620
Net income per share - basic:
Net income	$0.46	$0.40	$1.27	$1.09
Net income per share - diluted:
Net income	$0.45	$0.39	$1.23	$1.05

For the three and nine month periods ended September 29, 2012, 1.4 million and 1.3 million shares of common stock subject to outstanding options, respectively, were excluded from the computation of diluted net income per share, as the effect would have been anti-dilutive, as compared to 1.3 million and 0.9 million shares of common stock related to outstanding options for the corresponding periods of 2011. There were no shares of common stock underlying outstanding restricted stock units excluded from the computation for the three and nine month periods ended September 29, 2012. The number of shares of common stock underlying outstanding restricted stock units that were excluded from the computation was 0.2 million and 0.1 million, respectively, for the corresponding periods of 2011. Options and restricted stock units are anti-dilutive when we have a net loss or when the exercise price and the average unrecognized compensation cost of the stock option or restricted stock unit is greater than the average market price of our common stock during the period.

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

We measure certain financial assets and liabilities at fair value on a recurring basis, including available-for-sale securities and foreign currency derivatives. The fair value of these certain financial assets and liabilities was determined using the following inputs at September 29, 2012 and December 31, 2011, respectively:

	Fair Value Measurements at September 29, 2012 Using
(In thousands)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available-for-sale securities(1)
Commercial paper	$17,997	$—	$17,997	$—
Money market funds	5,318	5,318	—	—
U.S. treasury bills and notes	4,026	—	4,026	—
Securities and obligations of U.S. government agencies	198,547	—	198,547	—
	225,888	5,318	220,570	—
Foreign currency derivatives(2)	8	—	8	—
Foreign currency derivatives(3)	(19)	—	(19)	—
	$225,877	$5,318	$220,559	$—

	Fair Value Measurements at December 31, 2011 Using
(In thousands)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available-for-sale securities(1)
Commercial paper	$9,996	$—	$9,996	$—
Money market funds	6,706	6,706	—	—
U.S. corporate debt securities	1,440	—	1,440	—
U.S. treasury bills and notes	3,913	—	3,913	—
Securities and obligations of U.S. government agencies	162,669	—	162,669	—
	184,724	6,706	178,018	—
Foreign currency derivatives(2)	3	—	3	—
Foreign currency derivatives(3)	(1)	—	(1)	—
	$184,726	$6,706	$178,020	$—
________________

(1)	Included in cash and cash equivalents and short-term investments on our condensed consolidated balance sheet. See “Investments” in Note 6 for further details.

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

(6) Investments

We classified all of our investments as “available for sale” as of September 29, 2012 and December 31, 2011. Accordingly, we state our investments at estimated fair value. Fair values are determined based on quoted market prices or pricing models using current market rates. We deem all investments to be available to meet current working capital requirements. The cost of securities sold was determined based on the specific identification method.

The following table summarizes our investments:

	September 29, 2012				December 31, 2011
	Amortized Cost	Accumulated Other Comprehensive Income		Estimated Fair Value	Amortized Cost	Accumulated Other Comprehensive Income		Estimated Fair Value
Available-for-sale securities (in thousands)		Gains	Losses			Gains	Losses
Commercial paper	$17,997	$—	$—	$17,997	$9,996	$—	$—	$9,996
Money market funds	5,318	—	—	5,318	6,706	—	—	6,706
U.S. corporate debt securities	—	—	—	—	1,441	—	1	1,440
U.S. treasury bills and notes	4,022	4	—	4,026	3,908	5	—	3,913
Securities and obligations of U.S. government agencies	198,546	60	59	198,547	162,703	37	71	162,669
Total	$225,883	$64	$59	$225,888	$184,754	$42	$72	$184,724

The following table identifies the balance sheet classifications of our investments at September 29, 2012 and December 31, 2011:

(In thousands)	September 29, 2012	December 31, 2011
Cash equivalents	$19,317	$15,557
Short-term investments	206,571	169,167
Investments, at estimated fair value	$225,888	$184,724

The gross amortized cost and estimated fair value of our investments at September 29, 2012 and December 31, 2011, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because the issuers of the securities may have the right to prepay obligations without prepayment penalties.

	September 29, 2012		December 31, 2011
(In thousands)	Gross Amortized Cost	Fair Value	Gross Amortized Cost	Fair Value
Due in one year or less	$169,310	$169,302	$153,346	$153,328
Due after one year through five years	56,573	56,586	31,408	31,396
Total	$225,883	$225,888	$184,754	$184,724

The following table provides the breakdown of the cash equivalents and investments with unrealized losses at September 29, 2012:

	In Loss Position for Less Than 12 Months		Total
(In thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Securities and obligations of U.S. government agencies	28,508	59	28,508	59
Total	$28,508	$59	$28,508	$59

The following table provides the breakdown of the cash equivalents and investments with unrealized losses at December 31, 2011:

	In Loss Position for Less Than 12 Months		Total
(In thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
U.S. Corporate debt securities	$1,440	$1	$1,440	$1
Securities and obligations of U.S. government agencies	28,173	71	28,173	71
Total	$29,613	$72	$29,613	$72

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

We have not recorded any OTTI of our investments for the three and nine month periods ended September 29, 2012 and October 1, 2011.

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

	Derivatives
		Fair Value as of
(In thousands)	Balance Sheet Location	September 29, 2012	December 31, 2011
Foreign exchange contracts	Other current assets	$8	$3
	Other current liabilities	(19)	(1)
Total derivatives		$(11)	$2

Our derivative financial instruments are subject to both credit and market risk. Credit risk is the risk of loss due to failure of a counterparty to perform its obligations in accordance with contractual terms. Market risk is the potential change in an investment’s value caused by fluctuations in interest and currency exchange rates, credit spreads or other variables. We monitor the credit-worthiness of the financial institutions that are counterparties to our derivative financial instruments and do not consider the risks of counterparty nonperformance to be material. Credit and market risks, as a result of an offset by the underlying assets being hedged, related to derivative instruments were not considered material at September 29, 2012 and December 31, 2011.

Fair Value Hedging

We manage the foreign currency risk associated with Japanese yen denominated assets and liabilities using foreign exchange forward contracts. The change in fair value of these derivatives is recognized as a component of interest and other income (expense), net and is intended to offset the remeasurement gains and losses associated with the non-functional currency denominated assets and liabilities. At September 29, 2012, we had one currency buy-forward contract for the purchase of 77.4 million Japanese yen, or approximately $1.0 million and one currency sell-forward contract for the sale of 31.2 million Japanese yen, or approximately $0.4 million. The fair value of derivatives classified as balance sheet hedges at September 29, 2012 and December 31, 2011, respectively, was insignificant. The following sets forth the effect of the derivative instruments on our Condensed Consolidated Statements of Operations for the three and nine month periods ended September 29, 2012 and October 1, 2011, respectively:

		Amount of Loss Recognized in Income on Derivatives During
Derivatives in ASC 815 Fair Value Hedging Relationship	Location of Loss Recognized in Income on Derivatives	The three months ended, September 29, 2012 (in thousands)	The nine months ended, September 29, 2012 (in thousands)
Foreign exchange contracts	Interest and other income (expense), net	$(8)	$(13)
		Amount of Gain (Loss) Recognized in Income on Derivatives During
Derivatives in ASC 815 Fair Value Hedging Relationship	Location of Gain (Loss) Recognized in Income on Derivatives	The three months ended, October 1, 2011 (in thousands)	The nine months ended, October 1, 2011 (in thousands)
Foreign exchange contracts	Interest and other income (expense), net	$(3)	$22

(8) Inventories, net

Inventories consist of the following:

(In thousands)	September 29, 2012	December 31, 2011
Raw materials	$21,273	$17,373
Work-in-process	13,969	12,404
Finished products	12,504	11,508
Balance, end of the period	$47,746	$41,285

(9) Notes Payable

We have a line of credit agreement with a brokerage firm. Under the terms of this agreement, we may borrow funds at a cost equal to the current Federal funds open rate plus 125 basis points (approximately1.3% as of September 29, 2012). Funds are advanced to us under this facility based on pre-determined advance rates on the cash and securities held by us in this brokerage account. Under this facility, we may borrow up to 75% of our total cash, cash equivalents and investments balance in this brokerage account with no restriction in the use of those assets. This agreement has no set expiration date and there are no loan covenants, other than the aforementioned collateral requirement. As of September 29, 2012 and as of December 31, 2011, $1.0 million and $1.0 million, respectively, were outstanding under this facility, with a related collateral requirement of approximately $1.3 million and $1.3 million, respectively, of our cash, cash equivalents and investments.

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

	Three Months Ended		Nine Months Ended
(In thousands)	September 29, 2012	October 1, 2011	September 29, 2012	October 1, 2011
Balance, beginning of the period	$5,602	$4,717	$4,991	$2,903
Additions	1,478	1,374	5,332	6,585
Revenue recognized	(1,153)	(1,362)	(4,396)	(4,759)
Balance, end of the period	$5,927	$4,729	$5,927	$4,729
Balance sheet classification
Deferred service income-short term	$4,636	$3,360
Deferred service income-long term	1,291	1,369
Balance, end of period	$5,927	$4,729

Other current liabilities

Other current liabilities consist of the following:

(In thousands)	September 29, 2012	December 31, 2011
Salaries and benefits	$9,762	$10,023
Warranty accrual	2,785	2,398
Advanced billing	411	5,809
Accrued taxes-other	591	1,729
Capital lease, current portion	45	176
Other	2,201	2,238
Balance, end of the period	$15,795	$22,373

Warranty Accrual

We generally warrant our new and refurbished products for material and labor to repair the product for periods of twelve months and three months, respectively, from the date of system acceptance. Accordingly, an accrual for the estimated cost of the warranty is recorded at the time the product is shipped. Extended warranty terms, if granted, result in deferral of revenue equating to our standard pricing for similar service contracts. Recognition of the related warranty cost is deferred until product revenue is recognized. Factors that affect our warranty liability include the number of installed units, historical and anticipated rates of warranty claims and cost per claim. We periodically assess the adequacy of our recorded warranty liabilities and adjust the amounts as necessary. We believe our warranty accrual, as of September 29, 2012, is sufficient to satisfy outstanding obligations as of that date. Changes in our warranty accrual are as follows:

	Three Months Ended		Nine Months Ended
(In thousands)	September 29, 2012	October 1, 2011	September 29, 2012	October 1, 2011
Balance, beginning of the period	$2,795	$2,674	$2,398	$2,111
Liabilities accrued for warranties issued	730	545	2,797	2,313
Warranty claims paid and utilized	(793)	(529)	(2,075)	(1,633)
Changes in accrued warranty liabilities	53	(414)	(335)	(515)
Balance, end of the period	$2,785	$2,276	$2,785	$2,276

Advanced Billings

On occasion, we require, or our customers pay, a deposit in advance of order shipment. These amounts are classified as advanced billings until the related order ships. The balance of $0.4 million of advanced billings was from multiple customers as of September 29, 2012. There were $5.8 million of advance payments received as of December 31, 2011.

(11) Other Liabilities

Other liabilities consist of the following:

(In thousands)	September 29, 2012	December 31, 2011
Long-term income taxes payable	$7,805	$2,344
Asset retirement obligation	2,012	1,925
Deferred compensation	1,942	1,120
Deferred service income-long term	1,291	1,458
Postretirement medical obligation	909	909
Deferred rent	140	—
Other	225	357
Balance, end of the period	$14,324	$8,113

(12) Accumulated Other Comprehensive Income (Loss)

Accumulated other comprehensive loss, net of tax, is comprised of the following items:

(In thousands)	September 29, 2012	December 31, 2011
Unrealized gain (loss) on available-for-sale investments	$5	$(30)
Change in minimum postretirement medical obligation	(61)	(69)
Accumulated other comprehensive loss at end of period	$(56)	$(99)

(13) Employee Benefit Plans

Employee bonus plans

We currently sponsor an executive incentive bonus plan that distributes employee awards based on the achievement of predetermined targets. We recorded charges of $1.4 million and $4.0 million under this bonus plan for the three and nine month periods ended September 29, 2012, respectively, as compared to $0.8 million and $2.6 million for the corresponding periods of 2011, respectively.

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
We contributed $0.1 million and $0.5 million to this plan for each of the three and nine month periods ended September 29, 2012, respectively. For the three and nine month periods ended October 1, 2011, we contributed $0.2 million and $0.5 million respectively.

We also sponsor an executive non-qualified deferred compensation plan (the “Plan”) that allows qualifying executives to defer current cash compensation. As of September 29, 2012, Plan assets of $1.6 million, representing the cash surrender value of life insurance policies held by us and liabilities of $1.9 million were included in our Consolidated Balance Sheets under the captions “Other assets” and “Other liabilities”, respectively. The related Plan expenses for each of the three and nine month periods ended September 29, 2012 and October 1, 2011 were insignificant.

Postretirement benefits

We have committed to providing and fully paying for lifetime postretirement medical and dental benefits to our Chief Executive Officer and Chief Financial Officer and their spouses, commencing after retirement. We recorded net periodic benefit costs of an insignificant amount for the three and nine month periods ended September 29, 2012 and October 1, 2011, respectively.

(14) Income Taxes

For the three and nine month periods ended September 29, 2012, we recorded income tax provisions of $2.6 million and $5.8 million, respectively as compared to $1.0 million and $2.4 million for the comparable periods in 2011. The income tax provision recognized for the nine month period ended September 29, 2012 resulted primarily from U.S. federal, state and foreign income taxes.
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
We currently have a full valuation allowance against our U.S. net deferred tax asset. We continue to monitor the relative weight of positive and negative evidence of future profitability in relevant jurisdictions. As of September 29, 2012, we have experienced historical profitability. However, as of September 29, 2012, we have determined that the following negative evidence outweighs the positive evidence such that it is not more likely than not the Company will generate sufficient taxable income in the relevant jurisdictions to utilize our deferred tax assets and release the associated valuation allowance:

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
As a result of our analysis, we concluded that it is more likely than not that, as of September 29, 2012, our net deferred tax assets will not be realized, with the exception of those in Japan and Taiwan. Therefore, we continue to provide a full valuation allowance against net deferred tax assets outside of Japan and Taiwan. We closely monitor available evidence, and as noted above, may release some or all of the valuation allowance in future periods.
We are subject to federal and state tax examinations for years 1999 forward and 1997 forward, respectively, by virtue of the tax attributes carrying forward from those years. We are also subject to audits in the foreign jurisdictions in which we operate for years 2004 and forward. There are no material income tax audits currently in progress as of September 29, 2012.

(15) Intangible Assets, net

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

As of September 29, 2012, the gross carrying amount of all our patents was $8.8 million and accumulated amortization was $0.6 million. The weighted average life of all our patents was 11.9 years as of September 29, 2012. During the three and nine month periods ending September 29, 2012, our amortization expense for our patents was $0.2 million and $0.3 million, respectively, as compared to an insignificant amount and $0.1 million for the corresponding periods of 2011, respectively. Our patents are our only class of intangible assets.

The table below summarizes the amortization of our patents as of September 29, 2012

Year	(In thousands)
Remainder of 2012	215
2013	895
2014	881
2015	848
2016	799
There after	4,533
Total	8,171

(16) Commitments and Contingencies

Commitments

In March 2010, the Company entered into a building lease agreement (the "Original Lease") in preparation for the expansion of our manufacturing operations in Singapore. The initial term of the lease is three years, and the lease is accounted for as an operating lease.

On August 15, 2012, Ultratech SE Asia PTE, Ltd (“Singapore SE”), an indirect wholly-owned subsidiary of Ultratech, Inc., renegotiated the Original Lease and entered into a new lease (the “New Singapore Lease”) with Ascendas Services Pte Ltd, (“Ascendas”), effective June 15, 2013. The New Singapore Lease governs the terms and conditions under which Singapore SE leases certain premises from Ascendas located at 1 Kaki Bukit View, Singapore. The New Singapore Lease extended the term of the Original Lease such that it expires on June 14, 2018 and sets forth the revised base rent for each of the years covered.

The table below summarizes our operating lease commitments as of September 29, 2012.

In thousands	Operating Leases
For the years:
Remainder of 2012	618
2013	2,487
2014	2,481
2015	2,339
2016	740
Thereafter	883
Total minimum lease payments	9,548

In July 2007, we capitalized a five-year lease agreement for a new phone system recorded as office equipment. The amortization of this phone system is included with depreciation expense.

In August 2008 and December 2009, we entered into agreements with a leasing company for the sale and leaseback of certain assets for an initial term of 4 years. The sale prices of these items were $6.8 million and $5.4 million in 2008 and 2009, respectively. There was no gain or loss from these transactions. Under these sale-leaseback arrangements, we have an option to purchase the assets back at the future current fair market value upon the expiration of the leases in 2012 and 2013, respectively. These leases are classified as operating leases in accordance with ASC Topic 840, Leases. In January 2009, we bought back assets with values totaling $1.3 million. We did not buy back any assets during the three and nine month periods ended September 29, 2012. In April 2010, we bought back an asset with a value of $1.2 million. As of September 29, 2012, the minimum future lease payments to be made under these agreements were $2.3 million.

On May 10, 2012, we entered into a lease extension for the August 2008 transaction. The twenty-seven month extension is valued at $2.0 million and will expire on August 14, 2014.

Legal Proceedings

Ultratech, Inc. is a defendant in Dennis Rice v. Ultratech, Inc., et al., a class action lawsuit commenced on June 14, 2012 in the Superior Court of California, County of Santa Clara. The plaintiff alleges that the proposal in our proxy seeking approval to increase the authorized shares of common stock from 40 million to 80 million was misleading and incomplete and that the directors violated their fiduciary duties by making these misleading disclosures. The plaintiff sought to enjoin the stockholders’ vote on this proposal. On July 16, 2012, the Court held a hearing on plaintiff’s motion for a preliminary injunction and issued an order denying the plaintiff’s motion. After plaintiff’s motion for an injunction was denied, plaintiff indicated it intended to file an amended complaint, and the amended complaint was filed on October 24, 2012. The amended complaint asserts the same causes of action, against the same defendants, as the original complaint, but adds a few new allegations regarding the process by which the proxy was approved. We believe the action is without merit and we plan a vigorous defense.

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

Net Sales

Third Quarter

	Three Months Ended
(In thousands, except percentages)	September 29, 2012	October 1, 2011	Amount of Change	Percentage Change
Sales of:
Products	$56,242	$49,283	$6,959	14.1%
Services	3,652	5,361	(1,709)	(31.9)%
Licenses	653	300	353	117.7%
Total net sales	$60,547	$54,944	$5,603	10.2%

Net sales consist of revenues from products (system, system upgrades, and spare parts sales), services, and licensing of technologies. Product sales increased 14.1% to $56.2 million for the three month period ended September 29, 2012, as compared to $49.3 million in the corresponding period of 2011. The $7.0 million increase was due to (i) increased system sales of $2.8 million, (ii) an increase in system upgrade sales of $2.2 million, and (iii) an increase in parts sales of $2.0 million.

On a product market application basis, systems sales and system upgrades to the semiconductor market increased $7.3 million to $42.1 million for the three month period ended September 29, 2012, as compared to $34.8 million in the corresponding period of 2011. The increase was primarily due to an increase in the average selling price of systems and number of upgrades sold. Semiconductor industry sales consist of sales to the advanced packaging market, the laser processing applications market and the semiconductor market.

Nanotechnology market system sales were $7.6 million for the three month period ended September 29, 2012 as compared to $10.0 million in system sales in the corresponding period of 2011. The $2.4 million decrease was attributable to a decrease in unit sales. System sales to the nanotechnology market are highly dependent on customer capacity demand in the industries we serve, including HBLEDs, thin film heads, automotive MEMS, LED/laser diodes, and ink jet print heads, and therefore, we expect to experience significant variations in sales to this market from period to period.

Services sales for the three month period ended September 29, 2012 decreased $1.7 million to $3.7 million as compared to $5.4 million during the same period of 2011. The decrease in services revenue was the result of (i) $0.8 million decrease in non-contract billable services, (ii) $0.7 million in decreased contract services sales and (iii) $0.2 million decrease in sales of training.

License sales consisted of $0.7 million of royalty revenues for the three month period ended September 29, 2012 as compared to $0.3 million of royalty revenue for the corresponding period of 2011. License revenue results from tool resales by our existing customers to third parties and from royalty arrangements. Pursuant to our license arrangements, such transactions are subject to a license fee based on units sold. Future revenues from licensing activities, if any, will be contingent upon existing and future licensing arrangements. We may not be successful in generating licensing revenues in the future and do not anticipate the recognition of significant levels of licensing income during the remainder of 2012.

At September 29, 2012, we had $21.7 million of net deferred product and services income compared to $15.0 million at December 31, 2011. The gross amount of deferred revenues at September 29, 2012 was $32.3 million as compared to $20.7 million at December 31, 2011. The gross amount of deferred costs at September 29, 2012 was $10.6 million as compared to $5.7 million at December 31, 2011. Deferred product income is recognized as revenue upon satisfying the contractual obligations for installation and/or system acceptance. Deferred services income is recognized as revenue ratably over the contract period (for time-based service contracts), or as purchased services are rendered (for contracts based on a purchased quantity of hours).

For the three month period ended September 29, 2012, international net sales decreased $2.9 million to $31.4 million or 51.9% of total net sales, as compared to $34.3 million, or 62.5% of total net sales for the corresponding period of 2011. The decrease in international sales as a percentage of total sales was due to a decrease in unit sales to Asian customers. For the three month period ended September 29, 2012 as compared to the corresponding 2011 period, (i) sales to Europe increased by $1.2 million, (ii) sales to Japan decreased by $0.4 million, (iii) sales to Taiwan decreased by $1.7 million, (iv) sales to Korea increased by $1.2 million, and (v) sales to the rest of Asia decreased by $3.2 million. Sales to Germany represented 12% of total net sales for the three month period ending September 29, 2012.

Our international revenue generally is not subject to significant exchange rate fluctuations, principally because sales contracts for our systems are generally denominated in U.S. dollars. In Japan, however, orders are sometimes denominated in Japanese yen. Yen denominated contracts subject us to the risk of currency fluctuations. We attempt to mitigate this risk by entering into foreign currency forward exchange contracts for the period between when an order is received and when it is recorded as revenue. After recording revenue, we use various mechanisms, such as natural hedges, to offset substantial portions of the gains or losses associated with our Japanese yen denominated receivables due to exchange rate fluctuations. We had approximately 85.7 million Japanese yen denominated receivables at September 29, 2012. International sales expose us to a number of additional risks, including fluctuations in the value of local currencies relative to the U.S. dollar, which impact the relative cost of ownership of our products and, thus, the customer’s willingness to purchase our product. (See Part II, Item 1A, “Risk Factors” herein).
Year-To-Date

	Nine Months Ended
(In thousands, except percentages)	September 29, 2012	October 1, 2011	Amount of Change	Percentage Change
Sales of:
Products	$154,870	$140,736	$14,134	10.0%
Services	13,061	14,786	(1,725)	(11.7)%
Licenses	1,303	750	553	73.7%
Total net sales	$169,234	$156,272	$12,962	8.3%

Product sales increased 10% to $154.9 million for the nine month period ended September 29, 2012 as compared to the same period in 2011. The increase was due to (i) increased systems upgrade sales of $10.3 million and (ii) increased parts sales of $2.8 million, and (iii) increased systems sales of $1.0 million.
On a product market applications basis during the nine months ended September 29, 2012, system sales and system upgrade sales to the semiconductor industry increased by $4.3 million to $111.2 million from the corresponding period of 2011. The increase was primarily due to the product mix of units sold and increased systems upgrade activities. Semiconductor industry sales consist of sales to the advanced packaging market, the laser processing applications market and the semiconductor market.
Nanotechnology market sales were $27.3 million for the nine month period ended September 29, 2012 compared to $20.3 million of system sales in the corresponding period of 2011. The increase in sales to the nanotechnology market was due to an increase in unit sales and product mix. System sales to the nanotechnology market are highly dependent on customer capacity demand in the industries we serve, including thin film heads, automotive MEMS, LED/laser diodes, HBLEDs, and ink jet print heads, and therefore we expect to experience significant variations in sales to this market from period to period.
Service revenue during the nine month period ended September 29, 2012 decreased $1.7 million from the comparable period of 2011. Revenues from licensing activities increased $0.6 million for the nine months ended September 29, 2012 as compared to the same period of 2011.

For the nine month period ended September 29, 2012, international net sales increased $19.1 million to $106.0 million, or 62.6% of total net sales, as compared with $86.9 million, or 55.6% of total net sales, for the comparable period of 2011. The increase in international sales as a percentage of total sales was due to a combination of an increase in sales in the European and Asian regions and a decrease in sales to North America. For the nine month period ended September 29, 2012, as compared to the same period of 2011, the increase in international sales was due to (i) increased sales to the rest of Asia region of $14.5 million, and (ii) increased sales to Europe of $15.6 million, partially offset by (a) decreased sales to Japan of $4.9 million, (b) decreased sales to Taiwan of $4.6 million and (c) decreased sales to Korea of $1.6 million. Sales to Germany represented 11% of total net sales for the nine month period ending September 29, 2012.

Gross Profit

Third Quarter

On a comparative basis, gross margins increased to 56.4% for the three month period ended September 29, 2012, compared to 53.5% for the corresponding period of 2011. The 2.9 percentage point increase in gross margin was due to (i) 2.4 percentage point increase due to lower manufacturing costs, (ii) 0.7 percentage point increase related to lower service labor costs, (iii) 0.4 percentage point increase due to a reduction of inventory reserves, partially offset by a 0.6 percentage point decrease related to higher installation service costs.

Year-To-Date

On a comparative basis, gross margins increased to 55.9% for the nine month period ended September 29, 2012, compared to 51.6% for the corresponding period of 2011. The 4.3 percentage point increase in gross margins was due to (i) a 1.8 percentage point increase resulting from lower manufacturing costs, (ii) a 1.7 percentage point increase related to lower service labor costs, (iii) a 1.5 percentage point increase related to improved manufacturing efficiency, partially offset by a 0.5 percentage point decrease related to higher freight costs and fees, and a 0.2 percentage point decrease related to higher installation and warranty costs.

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

Operating Expenses

Third Quarter

	Three Months Ended
(In thousands, except percentages)	September 29, 2012	October 1, 2011	Amount of Change	Percentage Change
Research, development, and engineering	$7,745	$6,349	$1,396	22.0%
Selling, general, and administrative	11,469	11,484	(15)	(0.1)%
Total operating expenses	$19,214	$17,833	$1,381	7.7%

Research, development and engineering expenses for the three month period ended September 29, 2012 were $7.7 million, as compared to $6.3 million for the corresponding period in 2011. This increase was attributable to (i) $0.8 million in additional research and development related activities, (ii) $0.3 million in compensation costs, (iii) $0.2 million in depreciation, and (iv) $0.1 million related to travel expenses as compared to the corresponding period of 2011. As a percentage of net sales, research, development and engineering expenses for the three month period ended September 29, 2012 increased to 12.8% from 11.6% for the corresponding period of 2011. This percentage increase was primarily due to expenses increasing at a higher rate than revenue as compared to the corresponding period of 2011.

Selling, general, and administrative expenses for the three month period ended September 29, 2012 were $11.5 million as compared to $11.5 million for the corresponding period of 2011. Increases related to stock-based compensation and legal fees were offset by decreases in other employee-related items and non-legal professional fees. As a percentage of net sales, selling, general and administrative expenses for the three month period ended September 29, 2012 decreased to 18.9% as compared to 20.9% for the corresponding period of 2011 resulting primarily from the increase in net sales.

Year-To-Date

	Nine Months Ended
(In thousands, except percentages)	September 29, 2012	October 1, 2011	Amount of Change	Percentage Change
Research, development, and engineering	$22,280	$17,832	$4,448	24.9%
Selling, general, and administrative	32,938	32,301	637	2.0%
Total operating expenses	$55,218	$50,133	$5,085	10.1%
Research, development and engineering expenses for the nine month period ended September 29, 2012 were $22.3 million as compared to $17.8 million for the corresponding period in 2011. This $4.4 million increase was due to the following: (i) $2.4 million in additional research and development related activities, (ii) $0.8 million in compensation expense, (iii) $0.4 million in engineering consulting expense, (iv) $0.1 million of materials costs, (v) $0.1 million of travel-related expenses, and (vi) $0.6 million of other miscellaneous expenses. As a percentage of net sales, research, development and engineering expenses for the nine month period ended September 29, 2012 increased to 13.2% from 11.4% for the corresponding period of 2011.
Selling, general and administrative expenses were $32.9 million for the nine month period ended September 29, 2012 as compared with $32.3 million for the corresponding period in 2011. The $0.6 million increase was due to (i) an increase in stock-based compensation of $1.9 million, (ii) increased legal fees of $0.8 million, partially offset by (a) an allocation of administrative costs to research and development of $1.3 million, (b) a reduction of professional services costs of $0.6 million, and (c) a reduction of compensation related costs of $0.2 million. As a percentage of total net sales, selling, general and administrative expenses for the nine month period ended September 29, 2012 decreased to 19.5% from 20.7% for the corresponding period of 2011. This decrease was primarily due to the increase in net sales as compared to the corresponding period of 2011.

Provision for Income Taxes

For the three and nine month periods ended September 29, 2012, we recorded income tax provisions of $2.6 million and $5.8 million, respectively, as compared to $1.0 million and $2.4 million, respectively, for the comparable periods in 2011. The income tax provisions recognized for the three and nine month periods ended September 29, 2012 resulted primarily from U.S. federal, state and foreign income taxes. Income tax estimates can be affected by estimates of whether, and within which jurisdictions, future earnings will occur and how, when and if cash is repatriated to the United States, combined with other aspects of an overall income tax strategy. Additionally, taxing jurisdictions could retroactively disagree with our tax treatment of certain items, and some historical transactions have income tax effects going forward. Accounting rules require these future effects to be evaluated using current laws, rules and regulations, each of which can change at any time and in an unpredictable manner. We believe we have adequately provided for any reasonably foreseeable outcome related to these matters and we do not anticipate any material earnings impact from their ultimate resolution.
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
Each quarter we assess the likelihood that we will be able to recover our deferred tax assets. We consider available evidence, both positive and negative, including historical levels of income, expectations and risks associated with estimates of future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance. As a result of our analysis, we concluded that it is more likely than not that, as of September 29, 2012, our net deferred tax assets will not be realized, with the exception of those in Japan and Taiwan. Therefore, we continue to provide a full valuation allowance against net deferred tax assets outside of Japan and Taiwan. It is possible that sometime in the next 12 months the positive evidence will be sufficient to release a material amount of our valuation allowance; however, there is no assurance that this will occur.
We are subject to federal and state tax examination for years 1999 forward and 1997 forward, respectively, by virtue of the tax attributes carrying forward from those years. We are also subject to audits in the foreign jurisdictions in which we operate for years 2004 and forward. There are no material income tax audits currently in progress as of September 29, 2012.

Outlook

The anticipated timing of orders, shipments and system acceptances usually requires that we fill a number of production slots in any given period in order to meet our sales targets. If we are unsuccessful in our efforts to secure those production orders, or if existing production orders are delayed or cancelled, our results of operations will be materially adversely impacted. Additionally, we may not exceed or even maintain our current or prior levels of net sales for any period in the future for the reasons enumerated in this report and our Annual Report on Form 10-K for the year ended December 31, 2011. We believe that the market acceptance and volume production of our advanced packaging systems, laser processing systems and our 1000 Platform steppers are of critical importance to our future financial results. At September 29, 2012, these systems represented approximately 82% of our backlog. We presently expect net sales for the fourth quarter of 2012 to approximate net sales reported for the third quarter of 2012. We anticipate our cash flow to be positive for the fourth quarter of 2012. We expect sales to international customers will continue to represent a significant portion of our revenues for the remainder of fiscal 2012.

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operating activities was $56.0 million for the nine month period ended September 29, 2012, compared to $29.8 million of cash provided by operations for the comparable period in 2011. Net cash provided by operating activities during the nine month period ended September 29, 2012 was attributable to (i) $46.1 million of cash sources from operating activities after non-cash adjustments like depreciation and stock-based compensation, and (ii) $9.8 million of net cash inflows caused by changes to our working capital as described below.

Changes in working capital sources were due to (i) $6.7 million increase in timing differences between customer shipments and deferred revenues, (ii) $6.2 million from changes in accounts receivable, (iii) $6.1 million in changes in other long-term liabilities, and (iv) timing of payments and accruals in accounts payable of $4.5 million.

Working capital uses were due to (i) an increase in inventories of $6.5 million, (ii) a reduction of other current liabilities of $6.6 million, and (iii) changes in prepaid expense, other current and non-current assets of $0.6 million.

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

During the nine month period ended September 29, 2012, net cash used in investing activities was $51.5 million, attributable to net purchases of short-term investments of $37.3 million, purchases of patents and patent applications of $8.0 million and capital expenditures of $6.2 million.

Net cash provided by financing activities was $11.1 million during the nine months ended September 29, 2012. The increase in cash was attributable to the proceeds from the issuance of common stock of $15.4 million, net of taxes paid related to the issuance of shares of common stock pursuant to vested restricted stock units of $4.3 million.

At September 29, 2012, we had working capital of $331.5 million. Our principal source of liquidity is cash provided by our operations at September 29, 2012 and consisted primarily of $279.9 million in cash, cash equivalents and short-term investments, net of outstanding borrowings under our line of credit. Our ability to generate cash provides us with substantial financial flexibility in meeting our operating, investing and financing needs.

As of September 29, 2012, $31.5 million of our cash, cash equivalents, and investments were held by foreign subsidiaries. Amounts held by foreign subsidiaries are generally subject to U.S. income taxation on repatriation to the United States. We currently have no plans to repatriate any foreign earnings back to the United States as we believe our cash flows provided by our U.S. operations will meet our future U.S. liquidity needs.

We have a line of credit agreement with a brokerage firm. Under the terms of this agreement, we may borrow funds at a cost equal to the current Federal funds open rate plus 125 basis points (approximately 1.3% as of September 29, 2012). Certain of our cash, cash equivalents and marketable securities secure borrowings outstanding under this facility, but we are not restricted in the use of those assets. Funds are advanced to us under this facility in accordance with pre-determined advance rates based on the cash and securities held by us in this brokerage account. This agreement has no set expiration date and there are no loan covenants other than a collateral requirement. As of September 29, 2012, $1.0 million was outstanding under this facility, with a related collateral requirement of approximately $1.3 million of our cash, cash equivalents and short-term investments.

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

Interest Rate Risk

Our exposure to market risk due to potential changes in interest rates relates primarily to our investment portfolio, which consisted primarily of fixed interest rate instruments as of September 29, 2012. We maintain an investment policy designed to ensure the safety and preservation of our invested funds by limiting market risk and the risk of default.

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

As of September 29, 2012, we did not have any investments in mortgage backed or auction rate securities or any security investments in the financial service sector. However, we intend to closely monitor developments in the credit markets and make appropriate changes to our investment policy as we deem necessary or advisable. Based on our ability to liquidate our investment portfolio and our expected operating cash flows, we do not anticipate any liquidity constraints as a result of the current credit environment.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the three month period ended September 29, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Ultratech, Inc. is a defendant in Dennis Rice v. Ultratech, Inc., et al., a class action lawsuit commenced on June 14, 2012 in the Superior Court of California, County of Santa Clara. The plaintiff alleges that the proposal in our proxy seeking approval to increase the authorized shares of common stock from 40 million to 80 million was misleading and incomplete and that the directors violated their fiduciary duties by making these misleading disclosures. The plaintiff sought to enjoin the stockholders’ vote on this proposal. On July 16, 2012, the Court held a hearing on plaintiff’s motion for a preliminary injunction and issued an order denying the plaintiff’s motion. After plaintiff’s motion for an injunction was denied, plaintiff indicated it intended to file an amended complaint, and the amended complaint was filed on October 24, 2012. The amended complaint asserts the same causes of action, against the same defendants, as the original complaint, but adds a few new allegations regarding the process by which the proxy was approved. We believe the action is without merit and we plan a vigorous defense.

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

As of September 29, 2012, we had outstanding options to purchase and outstanding restricted stock units for a total of 4.0 million shares of our Common Stock. Among other determinants, the market price of our stock has a major bearing on the number of shares subject to outstanding stock options and restricted stock units that are included in the weighted-average shares used in determining our net income per share. During periods of extreme volatility, the impact of higher stock prices can have a materially dilutive effect on our net income per share. Additionally, shares subject to outstanding options and restricted stock units are excluded from the calculation of net income per share when we have a net loss or when the exercise price and the average unrecognized compensation cost of the stock option or restricted stock unit is greater than the average market price of our Common Stock, as the impact of the stock options or restricted stock units would be anti-dilutive.

We sell our products primarily to a limited number of customers and to customers in a limited number of industries, which subjects us to increased risks related to the business performance of our customers, and therefore their need for our products, and the business cycles of the markets into which we sell.

Historically, we have sold a substantial portion of our systems to a limited number of customers. In the three month period ended September 29, 2012, our top five customers accounted for 86.0% of our system sales compared to 78.7% in the corresponding period of 2011. We expect that sales to a relatively few customers will continue to account for a high percentage of our net sales in the foreseeable future and believe that our financial results depend in significant part upon the success of these major customers and our ability to meet their future capital equipment needs. Although the composition of the group comprising our largest customers may vary from period to period, the loss of a significant customer or any reduction in orders by a significant customer, including reductions due to market, economic or competitive conditions in the semiconductor, semiconductor packaging or nanotechnology industries or in the industries that manufacture products utilizing integrated circuits, thin film heads or other nanotechnology components, would likely have a material adverse effect on our business, financial condition and results of operations. Our ability to maintain or increase our sales in the future depends, in part, on our ability to obtain orders from new customers as well as the financial condition and success of our existing customers, the semiconductor and nanotechnology industries and the economy in general.

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

On a market application basis, sales to the semiconductor industry, primarily for advanced packaging applications and laser thermal processing applications, accounted for 84.7% and 77.6% of our system revenue for the three month period ended September 29, 2012 and the corresponding period in 2011, respectively. We had $7.6 million of sales to nanotechnology manufacturers, including micro systems, thin film head and optical device manufacturers, for the three month period ended September 29, 2012 as compared to $10.0 million in sales for the corresponding period of 2011. Systems revenue for nanotechnology accounted for 15.3% of systems revenue for the three month period ended September 29, 2012, as compared to 22.4% of systems revenue for the corresponding period in 2011. Our future operating results and financial condition would be materially adversely impacted by a downturn in any of these industries, or by loss of market share in any of these industries. A growing portion of our backlog of system orders is comprised of laser thermal processing tools. As our laser thermal processing tools are used for the continuation of reduced device geometries and customers seldom provide us with their future technical requirements, these tools may not meet all customers’ requirements upon initial delivery and installation at the customer’s facility. As a result, acceptance of the tool by the customer could be delayed while we perform testing and attempt to meet their requirements, or the order could be cancelled if we are unable to meet those requirements. Should significant demand not materialize, due to technical, production, market, or other factors, our business, financial position and results of operations would be materially adversely impacted.

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

Although we attempt to protect our intellectual property rights through patents, copyrights, trade secrets and other measures, we believe that our success will depend more upon the innovation, technological expertise and marketing abilities of our employees. Nevertheless, we have a policy of seeking patents when appropriate on inventions resulting from our ongoing research and development and manufacturing activities. Our intellectual property portfolio has 664 patents either awarded or pending with expiration dates ranging from November 2012 to November 2030. In addition, we have various registered trademarks and copyright registrations covering mainly applications used in the operation of our systems. We also rely upon trade secret protection for our confidential and proprietary information. We may not be able to protect our technology adequately and competitors may be able to develop similar technology independently. Our pending patent applications may not be issued or U.S. or foreign intellectual property laws may not protect our intellectual property rights. In addition, litigation may be necessary to enforce our patents, copyrights or other intellectual property rights, to protect our trade secrets, to determine the validity and scope of the proprietary rights of others or to defend against claims of infringement. Such litigation has resulted in, and in the future could result in, substantial costs and diversion of resources and could have a material adverse effect on our business, financial condition and results of operations, regardless of the outcome of the litigation. Patents issued to us may be challenged, invalidated or circumvented and the rights granted thereunder may not provide competitive advantages to us. Furthermore, others may independently develop similar technology or products, or, if patents are issued to us, design around the patents issued to us. Invalidation of our patents related to those technologies, or the expiration of patents covering our key technologies, could allow our competitors to more effectively compete against us, which could result in less revenue for us.

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

International sales accounted for approximately 51.9% of total net sales for the three month period ended September 29, 2012, compared to 62.5% in the corresponding period of 2011. The decrease in international sales as a percentage of total sales was due to a combination of an increase in North American unit sales and a decrease in Asian unit sales. We anticipate that international sales will continue to account for a significant portion of total net sales. As a result, a significant portion of our net sales will continue to be subject to certain risks, including unexpected changes in regulatory requirements; difficulty in satisfying existing regulatory requirements; exchange rate fluctuations; tariffs and other barriers; political and economic instability; difficulties in accounts receivable collections; reduced protection of intellectual property; natural disasters; difficulties in staffing and managing foreign subsidiary and branch operations; and potentially adverse tax consequences.

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

Our cash equivalent and short-term investment portfolio as of September 29, 2012 consisted of securities and obligations of U.S. government agencies, money market funds, commercial paper and corporate debt securities. We follow an established investment policy and set of guidelines to monitor, manage and limit our exposure to interest rate and credit risk. The policy sets forth credit quality standards and limits our exposure to any one issuer, as well as our maximum exposure to various asset classes.

As a result of current financial market conditions, investments in some financial instruments, such as structured investment vehicles, sub-prime mortgage-backed securities and collateralized debt obligations, may lose some or all of their value due to liquidity and credit concerns. As of September 29, 2012, we had no holdings in these categories of investments and no impairment charge associated with our short-term investment portfolio. Although we believe our current investment portfolio has little risk of impairment, we cannot predict future market conditions or market liquidity and our investment portfolio could become impaired.

Our investment portfolio may suffer losses from changes in market interest rates and changes in market conditions, which could materially and adversely affect our financial condition, results of operations or liquidity.

As of September 29, 2012, we had $280.9 million in cash, cash equivalents and short-term investments. We maintain an investment portfolio of cash equivalents and short-term investments in commercial paper and U.S. government-backed securities. These investments are subject to general credit, liquidity, and market and interest rate risks. Substantially all of these securities are subject to interest rate and credit risk and will decline in value if interest rates increase or one or more of the issuers’ credit ratings is reduced. As a result of any of the foregoing, we may experience a reduction in value or loss of liquidity of our investments, which may have a negative adverse effect on our results of operations, liquidity and financial condition.

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

Public health issues, political instability (for example, recent unrest in the Middle East), natural disasters (such as those recently affecting Japan and Thailand), terrorist attacks in the United States and elsewhere, government responses thereto, and military actions in Afghanistan and elsewhere, may disrupt our operations or those of our customers and suppliers and may affect the availability of materials needed to manufacture our products or the means to transport those materials to manufacturing facilities and finished products to customers. In addition, such events could disrupt the semiconductor market, resulting in the cancellation or delay of product orders. Significant public health issues could cause damage or disruption to international commerce by creating economic and political uncertainties that may have a significant negative impact on the global economy, us and our customers or suppliers. Should such incidents increase or other public health issues arise, we could be negatively impacted by the need for more stringent employee travel restrictions, additional limitations in the availability of freight services, governmental actions limiting the movement of products between various regions and disruptions in the operations of our customers or suppliers. Similarly, political instability could affect the ability of our suppliers to provide the materials needed in our operations or the cost of acquiring such materials. Any public health issues, political instability, natural disasters, any terrorist attacks, or the ongoing war on terrorism or other wars could increase volatility in the United States and world financial markets which may depress the price of our Common Stock and may limit the capital resources available to us or our customers or suppliers, which could result in decreased orders from customers, less favorable financing terms from suppliers, and scarcity or increased costs of materials and components of our products. Additionally, if any of these events were to directly affect or be specifically directed at us, or occur in a country where we or our suppliers or our customers operate, our ability to conduct our business could be significantly disrupted. Any of these occurrences could have a significant impact on our operating results, revenues and costs and may result in increased volatility of the market price of our Common Stock.

We currently perform a significant amount of our manufacturing activities in cleanroom environments in San Jose, California, an area known for seismic activity. Performing manufacturing operations in California exposes us to a higher risk of natural disasters, including earthquakes. In addition, in the past California has experienced power shortages, which have interrupted our operations. Such shortages could occur in the future. Further, our suppliers and/or customers may operate in areas subject to natural disasters, the occurrence of which could affect their ability to continue to do business with us as expected or at all. An earthquake, other natural disaster, power shortage or other similar events could interrupt or otherwise limit our operations or those of our suppliers or customers resulting in product shipment delays, supply problems, cancellations or deferrals of product orders, increased costs and other problems, any of which could have a material adverse effect on our business, customer relationships and results of operations.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures
None.
Item 5. Other Information

None.

Item 6. Exhibits

3.1(a)	Amended and Restated Certificate of Incorporation of the Registrant, filed October 6, 1993.
3.1.1(a)	Certificate of Amendment of the Amended and Restated Certificate of Incorporation of the Company, filed May 17, 1995.
3.1.2(a)	Certificate of Amendment of the Amended and Restated Certificate of Incorporation of the Company, filed June 17, 1998.
3.1.3(a)	Certificate of Amendment of the Amended and Restated Certificate of Incorporation of the Company, filed June 20, 2003.
3.1.4(b)	Certificate of Amendment of the Amended and Restated Certificate of Incorporation of the Company, filed August 31, 2009.
3.2(c)	Amended and Restated Bylaws of the Registrant, as amended.
10.1(d)	New Singapore Lease (1Kaki Bukit View, Singapore) entered into on August 15, 2012, by and between Ascendas, Inc. and Ultratech SE Asia PTE, Ltd.
31.1	Certification of Chief Executive Officer required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
 ____________________

(a)	Previously filed with our Quarterly Report on Form 10-Q for the quarter ended June 28, 2003 (Commission File No. 0-22248) and incorporated herein by reference.

(b)	Previously filed with our Quarterly Report on Form 10-Q for quarter ended October 3, 2009 (Commission File No. 0-22248) and incorporated herein by reference.

(c)	Previously filed with our Current Report on Form 8-K filed on April 17, 2012 (Commission File No. 0-22248) and incorporated herein by reference.

(d)	Previously filed with our Current Report on Form 8-K filed on August 21, 2012 (Commission File No. 0-22248) and incorporated herein by reference.

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

ULTRATECH, INC. (Registrant)

Date:	October 29, 2012	By:	/s/ BRUCE WRIGHT
Bruce Wright
Senior Vice President, Finance and Chief Financial Officer (Duly Authorized Officer and Principal Financial and Accounting Officer)

EXHIBIT INDEX

3.1(a)	Amended and Restated Certificate of Incorporation of the Registrant, filed October 6, 1993.
3.1.1(a)	Certificate of Amendment of the Amended and Restated Certificate of Incorporation of the Company, filed May 17, 1995.
3.1.2(a)	Certificate of Amendment of the Amended and Restated Certificate of Incorporation of the Company, filed June 17, 1998.
3.1.3(a)	Certificate of Amendment of the Amended and Restated Certificate of Incorporation of the Company, filed June 20, 2003.
3.1.4(b)	Certificate of Amendment of the Amended and Restated Certificate of Incorporation of the Company, filed August 31, 2009.
3.2(c)	Amended and Restated Bylaws of the Registrant, as amended.
10.1(d)	New Singapore Lease (1Kaki Bukit View, Singapore) entered into on August 15, 2012, by and between Ascendas, Inc. and Ultratech SE Asia PTE, Ltd.
31.1	Certification of Chief Executive Officer required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
 ______________________

(a)	Previously filed with our Quarterly Report on Form 10-Q for the quarter ended June 28, 2003 (Commission File No. 0-22248) and incorporated herein by reference.

(b)	Previously filed with our Quarterly Report on Form 10-Q for the quarter ended October 3, 2009 (Commission File No. 0-22248) and incorporated herein by reference.

(c)	Previously filed with our Current Report on Form 8-K on April 17, 2012 (Commission File No. 0-22248) and incorporated herein by reference.

(d)	Previously filed with our Current Report on Form 8-K filed on August 21, 2012 (Commission File No. 0-22248) and incorporated herein by reference.

*
Exhibit 32.1 is being furnished and shall not be deemed to be filed for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, nor shall such exhibit be deemed to be incorporated by reference in any registration statement or other document filed under the Securities Act, or the Exchange Act, except as otherwise stated in such filing.