Form 10-K
period 2012-12-31
ULTRATECH INC
filed 2013-03-01
CIK 909791

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
————————————————————
FORM 10-K
(Mark one)

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Fiscal Year Ended December 31, 2012
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
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The aggregate market value of voting stock held by non-affiliates of the Registrant, as of June 30, 2012, was approximately $559,189,985 (based upon the closing price for shares of the Registrant’s common stock as reported by the NASDAQ Global Market on that date, the last trading date of the Registrant’s most recently completed second quarter). Shares of common stock held by each officer, director and holder of 5% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.
As of January 31, 2013, the Registrant had 27,246,990 shares of common stock outstanding.
————————————————————
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant’s Proxy Statement for the 2013 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K.

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

The Company

Ultratech, Inc. (referred to herein as “Ultratech,” the “Company”, “we”, “our” or “us”) develops, manufactures and markets photolithography, laser thermal processing, and inspection equipment designed to reduce the cost of ownership for manufacturers of semiconductor devices, including advanced packaging processes and various nanotechnology components such as thin film head magnetic recording devices ("thin film heads" or "TFHs"), laser diodes, high-brightness light emitting diodes ("HBLEDs") and atomic layer deposition ("ALD") for customers located throughout North America, Europe, Singapore, Japan, Taiwan, Korea and the rest of Asia. Ultratech was incorporated in the state of Delaware in 1992.

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

Advanced packaging manufacturing processes such as flip chip, wafer level chip scale packaging (“WLCSP”) and 3D packaging techniques, require several lithography steps in the device fabrication process. We believe that the use of flip chip technology will continue to gain traction as customers migrate towards leading edge technology nodes. It is expected that wafer level packaging technologies will continue to play an important role for continued miniaturization of electronic products such as smartphones. As customers transition to sub-28 nm manufacturing technology, traditional front end scaling is becoming increasingly complex. As such, semiconductor manufacturing companies are now also focusing on various packaging technologies such as Through Silicon Via ("TSV") to play an important role in delivering improved system level performance. The manufacturing approach utilizing three dimensional (3D) TSV technology alleviates interconnect delay considerations by reducing global interconnect wiring length. In addition, TSV delivers superior bandwidth performance, and power management improvements and addresses some device latency issues. Several customers are also evaluating silicon interposer technology solutions for delivering improved bandwidth and system level performance.

Lithography is one of the critical process steps that affect the final device performance and associated yield for advanced packaging technology. The use of 1X stepper technology provides superior operational flexibility for thick resists utilized in the advanced packaging market. Furthermore the use of our proprietary alignment systems enables easy insertion of our products for any back end of line application. Lastly, we have also developed a large number of application specific features which deliver technology leadership and superior economic value for our customers. Our steppers are used to manufacture high volume, low cost semiconductors used in a variety of applications such as communications, personal computing, automotive control systems, power systems and consumer electronics. We also supply 1X photolithography systems to thin film head manufacturers and believe that our steppers offer advantages over certain competitive reduction lithography tools with respect to field size, throughput, specialized substrate handling and cost of ownership savings. In December 2012, we purchased certain assets of Cambridge NanoTech, Inc. (“Cambridge”) which was a technological leader in the ALD market. We will continue to pursue selling opportunities in the ALD market focusing our efforts on universities and research laboratories. Additionally, we may sell these products in production environments.

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

Inspection

In 2012, we introduced a new in-line wafer inspection system, the Superfast 3G, based on our patented coherent gradient sensing technology ("CGS"). The CGS technology was developed at the California Institute of Technology ("Caltech") during the 1990's, and we acquired the rights to develop the CGS technology when we acquired certain assets of a semiconductor inspection startup, Oraxion Inc. ("Oraxion") in July 2006. We developed a next-generation system in 2007 which was primarily used internally. Superfast 3G represents the next generation of this technology, which is focused on the inspection of a number of critical semiconductor inspection steps.
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

The principal advantage of reduction steppers and step-and-scan systems is that they may be used in manufacturing steps requiring critical feature sizes and are therefore necessary for manufacturing advanced ICs. 1X steppers, on the other hand, employ photomask patterns that are the same scale as the device pattern that is exposed on the wafer surface. The optical projection system employed in our 1X steppers is based on a Wynne Dyson design, which uses both a reflective mirror and refractive lens elements. This design approach leads to a very simple and versatile optical system that is less expensive than those employed in reduction steppers. Because our 1X optical design covers a much broader spectral range than reduction steppers, it delivers a greater proportion of the exposure energy from the lamp to the wafer surface. Depending on the size of the lamp used and the exposure energy required for an application, this can result in appreciably higher throughput. Resolution considerations currently limit 1X steppers to manufacturing steps involving less-critical, larger feature sizes. Accordingly, we believe that sales of these systems are highly dependent upon capacity expansions by our current 1X customers, or by customers making the transition to chips containing “bump” connections, that facilitate the use of higher data rates and a higher number of connections.

In the past, manufacturers of ICs and similar devices purchased capital equipment based principally on performance specifications. In view of the significant capital expenditures required to construct, equip and maintain advanced fabrication facilities, relatively short product cycles and manufacturers’ increasing concern for overall fabrication costs, we believe that focus has shifted to the total cost of ownership. Cost of ownership includes the costs associated with the acquisition of equipment, as well as components based on throughput, yield, up-time, service, labor overhead, maintenance, and various other costs associated with owning and using the equipment. As a result, in many cases, the most technologically advanced system will not necessarily be the manufacturing system of choice.

In addition to enhancing our current lithography solutions, we have been developing new tools to serve new markets such as advanced annealing. The LSA family of tools is aimed at volume production of advanced state of the art devices. These products, based on the same platform and stage technology as our advanced lithography tools, employ a 3500 Watt carbon dioxide laser to activate ultra-shallow, transistor junctions. Annealing times are reduced from several seconds, typical for the current generation of Rapid Thermal Processing ("RTP") equipment, to a millisecond or less. This results in more abrupt junctions with higher dopant activation levels and leads to transistors with higher drive currents and lower leakage. While this technology is expected to be useful for multiple IC generations, we anticipate that eventually this technology will be superseded by a laser thermal processing technology that will exceed the melting point of silicon (1412°C) and reduce the processing time below one microsecond, thereby achieving even higher performance characteristics with almost “zero” thermal budget. We believe these new laser thermal processing technologies remove several critical barriers to future device scaling and will help to extend Moore’s Law well into the future.

Thermal annealing is used by the semiconductor industry for a variety of process steps, including activation of implanted impurities, dopant activation, dielectric film formation, formation of silicides and stabilization of copper grain structures. Our LSA systems compete with annealing tools currently in use by manufacturers of semiconductor devices, including both furnaces and RTP systems. It is widely recognized that there is a need for tools that anneal at higher temperatures for shorter periods of time. We believe our current laser annealing tools are already providing this capability in a production environment for dopant activation. Our customers are also developing other applications for our laser annealing tools such as k-dialetric anneal and silicide formation.
Inspection requirements are evolving rapidly with the development of the next-generation device nodes. Tighter device specifications, new materials and new device geometries necessitate new ways to identify and eliminate the sources of defects that compromise device performance and reduce yield. The cost of these defects is also increasing; not only do individual wafers have more value, but more importantly, rapid resolution of defects and process issues can dramatically reduce time-to-market by enabling the ramp to high volume production sooner. Traditional inspection techniques can often be difficult to extend without significant increase in cost of ownership or decrease in throughput. New inspection techniques that are accurate, precise, rapid and provide large amounts of data are essential for providing device manufacturers the insight into efficiently resolving manufacturing issues during development and high-volume production alike.
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

The 1000 series systems are small field systems available with gh-line, i-line and broadband ghi-line illumination options. We offer the Sapphire 100 and Sapphire 100E for HBLED applications, the Star 100 for semiconductor and nanotechnology applications, and the Nanotech 190 for data storage applications for backend TFH processing. These 1000 series platform systems are typically used in the manufacture of HBLED's, power devices, ASICs, analog devices and compound semiconductors. In addition, this platform is used for a number of nanotechnology applications.

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

The NanoTech steppers have enhanced capabilities directed at TFH backend, or rowbar processing applications. These steppers are used to expose the Air Bearing Surface (“ABS”) patterns on rowbars. We believe that our NanoTech steppers offer technology and productivity advantages over alternative technologies.

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

For the advanced packaging market, we offer our AP series built on the Unity Platform®. These advanced packaging systems were developed for high volume flip-chip and WLCSP manufacturing and 3-D packaging applications. They provide broadband or selective exposure (gh, i, or ghi-line), and are used in conjunction with downstream processes to produce a pattern of bumps, or metal connections, on the bond pads of the die for flip chip devices. Using flip chip interconnect may result in reduced signal inductance, reduced power/ground inductance, die shrink advantages and reduced package footprint.

The AP series, consisting of the AP300W, AP300L, AP300 and AP200, is built on our Unity Platform and features a customer-configurable design that supports flexible manufacturing requirements as well as tool extendibility for multiple device generations. Designed specifically for advanced packaging applications, the AP systems integrate the processing advantages associated with our advanced packaging lithography equipment with the productivity benefits of our Unity Platform. In addition to the base models, AP300 and AP200, the AP300W is a widefield tool designed for high volume applications and the AP300L targeted for cost sensitive customers that do not need all of the advanced capabilities associated with our flagship product offering, such as the low end outsourced semiconductor assembly and test ("OSAT") market segment. We believe that this family of lithography systems support a lower cost-of-ownership strategy due to significant throughput enhancements, higher reliability, and superior alignment and illumination systems.

We offer a family of advanced laser-based thermal annealing tools built on our Unity Platform, the LSA100A, LSA101, LSA101LP, LSA101HP, LSA201, LSA201LP and LSA201HP. In addition to our flagship model, the LSA101, which enables junction activation and other advanced front-end annealing processes for the 28nm node and below, we have introduced a novel dual beam technology extending the system's capabilities to lower processing temperatures (LSA101LP) or to extend the system's capabilities to longer dwell times (LSA101HP). The LP dual beam is targeted to enable middle-of-line (MOL) applications such as nickel silicide formation, while the HP dual beam temperature profile has the potential to open up new applications, such as annealing out implant-related defects with minimal dopant diffusion. Lastly, the LSA201 is our latest LSA product offering, which enables full-wafer ambient control processing targeted for sub-20nm nodes. The LSA201's simple and robust design includes our patented micro-chamber design for achieving ambient control in a scanning system. As devices scale below 20nm, we believe the ambient control capability enables new applications such as high-k anneal and film property modification. The LSA201 platform can also be configured with either of the dual beam lasers mentioned above-named the LSA201LP and the LSA201HP.

In 2012, we also introduced our new in-line wafer inspection system, the Superfast 3G, which provides the flexibility to address a wide range of applications including improved overlay control and enhanced yield. At advanced technology nodes, variations in stress and distortion on a wafer can have a significant impact on device performance and yield. Based on CGS technology, we believe that our Superfast 3G provides the industry's highest wafer resolution for the targeted applications and measures over 800,000 points of data per 300mm wafer. The Superfast 3G is unique in that it collects data from the whole wafer simultaneously, providing significantly higher data density without the need for targets or pads. The system's high data density enables a wide range of applications from one measurement, as within-die, die-to-die and wafer-to-wafer process variations can be characterized quickly and comprehensively. The Superfast 3G approach provides other key advantages as well. First, data is obtained within each die at the location of the devices (not the location of a test target) and within-die variations can be mapped via approximately 10,000 data points. Second, data acquisition is inherently faster using rapid image capture of the whole wafer with a camera. Third, data is obtained to within 2mm of the wafer edge, providing a means to characterize issues with edge-die, which dominate yield loss at leading edge nodes.
In addition to selling new systems, we sell upgrades to systems in our installed base.
Our current systems are set forth below:

Product Line	Wavelength	Resolution (microns)
1X Steppers:
Sapphire 100	i-line, gh-line, ghi-line	0.8 - 2.0 (i and gh-line), 2.0 (ghi-line)
Sapphire 100E	i-line, gh-line, ghi-line	0.8 - 2.0 (i and gh-line), 2.0 (ghi-line)
Star 100	i-line, gh-line	0.8 - 2.0
NanoTech 190	gh-line	1.0 - 2.0
Prisma-ghi	ghi-line	2.0 - 4.0
AP200	ghi-line	2.0
AP300	ghi-line	2.0

Research, Development and Engineering

The semiconductor and nanotechnology industries are subject to rapid technological change and new product introductions and enhancements. We believe that continued and timely development and introduction of new and enhanced systems to serve these markets is essential for us to maintain our competitive position. We have made and continue to make substantial investments in the research and development of our core optical technology, which we believe is critical to our future financial results. We intend to continue to develop our technology and to develop innovative products and product features to meet customer demands. Current engineering projects include continued research and development and process insertion for our laser thermal processing technologies, continued development of our 1X stepper products and the introduction of new products. Other research and development efforts are currently focused on: performance enhancement and development of new features for existing systems, both for inclusion as a standard component in our systems and to meet special customer order requirements; reliability improvement; and manufacturing cost reductions. These research and development efforts are undertaken, principally, by our research, development and engineering organizations and costs are generally expensed as incurred. Other operating groups within Ultratech support our research, development and engineering efforts, and the associated costs are charged to those organizations and expensed as incurred.

We work with many customers to jointly develop technology required to manufacture advanced devices or to lower the customer’s cost of ownership. We also have a worldwide engineering support organization including reticle engineering, photo processing capability and applications support.

We have historically devoted a significant portion of our financial resources to research and development programs and expect to continue to allocate significant resources to these efforts in the future. As of December 31, 2012, we had approximately 77 full-time employees engaged in research, development and engineering. For 2012, 2011 and 2010, total research, development and engineering expenses were approximately $30.1 million, $23.6 million and $19.9 million, respectively, and represented 13%, 11% and 14% of our net sales, respectively.

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

We support our customers with field service, applications, technical support service engineers and training programs. We provide our customers with comprehensive support and service before, during and after delivery of our systems. To support the sales process and to enhance customer relationships, we work closely with prospective customers to develop hardware, applications test specifications and benchmarks, and often design customized applications to enable prospective customers to evaluate our equipment for their specific needs. Prior to shipment, our support personnel typically assist the customer in site preparation and inspection, and provide customers with training at our facilities or at the customer’s location. We currently offer our customers various courses of instruction on our systems, including instructions in system hardware and related applications tools for optimizing our systems to fit a customer’s particular needs. Our customer training program also includes instructions in the maintenance of our systems. Our field support personnel work with the customer to install the system and demonstrate system readiness. Technical support is also available via telephone 24 hours a day, seven days a week at our San Jose, California and Singapore locations and through our on-site personnel.

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

Manufacturing

Until the third quarter of 2010, we performed all of our manufacturing activities (final assembly, system testing and certain subassembly) in clean room environments totaling approximately 25,000 square feet located in San Jose, California. Performing manufacturing operations in California exposes us to a higher risk of natural disasters, including earthquakes. In addition, in the past, California has experienced power shortages which have interrupted our operations. Such shortages could occur in the future and could again interrupt our operations resulting in product shipment delays, increased costs and other problems, any of which could have a material adverse effect on our business, customer relationships and results of operations.

Beginning in the fourth quarter of 2010, we started a manufacturing operation in Singapore for the production of our lithography products. This facility consists of approximately 18,000 square feet of additional clean-room production space for the manufacturing of our advanced packaging Unity AP products, HBLED Sapphire and Superfast 3G inspection product platforms. Our Singapore manufacturing personnel undergo an extensive training program. The first Singapore-based production lithography tools were manufactured in the fourth quarter of 2010. In 2011 and 2012, we manufactured, shipped, and recognized revenue from multiple production lithography tools from our Singapore location.

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

Advanced Packaging and HBLED Lithography

We experience competition in the advanced packaging lithography market from various reduction steppers and proximity and projection aligner companies such as Canon Incorporated (“Canon”), Nikon Corporation (“Nikon”), Suss Microtec AG (“Suss Microtec”), Rudolph Technologies, Inc. ("Rudolph") and Ushio and from the third party re-sale of used projection systems. We expect our competitors to continue to improve the performance of their current products and to introduce new products with improved price and performance characteristics. This could cause a decline in sales or loss of market acceptance of our steppers in our served markets, and thereby materially adversely affect our business, financial condition and results of operations. Enhancements to, or future generations of, competing products may be developed that offer superior cost of ownership and technical performance features. We believe that to be competitive, we will require significant financial resources to continue to invest in new product development, to invest in new features and enhancements to existing products, to introduce new generation stepper systems in our served markets on a timely basis, and to maintain customer service and support centers worldwide. In marketing our products, we may also face competition from suppliers employing other technologies. In addition, increased competitive pressure has led to intensified price-based competition in certain of our markets, resulting in lower prices and margins. Should these competitive trends continue, our business, financial condition and operating results may be materially adversely affected.

We have obtained a growing position in the high brightness lithography market and have successfully introduced our Sapphire 100 and 100E steppers into the HBLED market for various LED lithography applications. Our primary competition in these markets comes from contact and proximity aligners offered by companies such as Suss Microtec and Ushio, as well as third party sales of used reduction steppers. Although contact, proximity aligners, and used reduction steppers generally have lower purchase prices than new 1X steppers, 1X steppers offer lower operating costs and favorable total cost of ownership in most applications. We believe that most device manufacturers and HBLED fabs choose 1X steppers for the yield improvement, and lower modification costs, offered by the use of non-contact projection lithography.

Laser Thermal Processing

With respect to our laser annealing technologies, marketed under the LSA product name, our primary competition comes from companies such as Dainippon Screen Manufacturing Co., Ltd., Applied Materials, Inc. and Mattson Technology, Inc. Many of these companies offer products utilizing RTP, which is the dominant manufacturing technology for devices above 65nm. The dopant diffusion in the lateral dimension resulting from the time scales associated with RTP limits the scaling of transistors to advanced technology nodes. Shorter annealing times result in shallower and more abrupt junctions and faster transistors. We believe that RTP manufacturers recognize the need to reduce thermal budgets and are working toward this goal. Several companies offer annealing tools that incorporate flash lamp anneal (“FLA”) technology, a potential advanced annealing solution, in order to reduce annealing times and increase anneal temperatures. Developers of FLA technology claim to have overcome annealing difficulties at the 28nm node and below. This technique, which employs xenon flash lamps, has shown improvements over RTP in junction depth and sheet resistance, but we believe FLA suffers from pattern-related non-uniformities and could require additional, costly processes to equalize the reflectivity of different areas within the chip or wafer.

Our proprietary laser thermal processing solution has been specifically developed to provide junction annealing on near-instantaneous timescales, while achieving high activation levels, and doing so very uniformly within the chip and within the wafer due to our unique long wavelength technology. LSA, our first implementation of laser thermal processing, activates dopants in the microsecond-to-millisecond time frame without melting. Our research indicates that, at temperatures just below the melting point of silicon, time durations in the microsecond to millisecond range, are required to achieve full activation, with minimal dopant diffusion.

In July 2000, we licensed certain rights to our then existing laser thermal processing technology, with reservations, to a competing manufacturer of semiconductor equipment. This company and others currently offer laser annealing tools to the semiconductor industry that compete with our offerings.

Inspection

Competition for the Superfast 3G inspection systems comes from a wide range of companies, including large companies such as KLA-Tencor, Nanometrics, Rudolph, Frontier Semiconductor ("FSM") and Nova Measuring Instruments and numerous smaller companies developing and manufacturing inspection equipment. Similarly, there is an extremely wide range of technologies and approaches used by the competitors. Each individual technology will have advantages for certain specific inspection applications. In general, these competitors offer systems that inspect and measure at one location on the wafer, or one data point, at a time. This can limit overall data density to only a few hundred data points per wafer, as well as throughput. Often these competitive systems require dedicated targets, pads or other special features in order to make a measurement.

Intellectual Property Rights

Although we attempt to protect our intellectual property rights through patents, copyrights, trade secrets and other measures, we believe that our success will depend more upon the innovation, technological expertise and marketing abilities of our employees. Nevertheless, we have a policy of seeking patents when appropriate on inventions resulting from our ongoing research and development and manufacturing activities. Our intellectual property portfolio contains 726 patents and patent applications. We have patent expiration dates ranging from June 2013 to September 2030. In addition, we also have various registered trademarks and copyright registrations covering mainly applications used in the operation of our systems. We also rely upon trade secret protection for our confidential and proprietary information. We may not be able to protect our technology adequately and competitors may be able to develop similar technology independently. Our pending patent applications may not be issued or U.S. or foreign intellectual property laws may not protect our intellectual property rights. In addition, litigation may be necessary to enforce our patents, copyrights or other intellectual property rights, to protect our trade secrets, to determine the validity and scope of the proprietary rights of others or to defend against claims of infringement. Such litigation has resulted in, and in the future could result in, substantial costs and diversion of resources and could have a material adverse effect on our business, financial condition and results of operations, regardless of the outcome of the litigation. Patents issued to us may be challenged, invalidated or circumvented and the rights granted thereunder may not provide competitive advantages to us. Furthermore, others may independently develop similar technology or products, or, if patents are issued to us, design around the patents issued to us. Invalidation of our patents related to those technologies, or the expiration of patents covering our key technologies, could allow our competitors to more effectively compete against us, which could result in less revenue for us.

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

Customers, Applications and Markets

We sell our systems to semiconductor, advanced packaging, HBLED, TFH and various other nanotechnology manufacturers located throughout North America, Europe and Asia. Semiconductor manufacturers have purchased the 1000 Series steppers, the AP series of steppers, the NanoTech steppers or the LSA systems for the fabrication and/or packaging of microprocessors, applications processors, microcontrollers, DRAMs, ASICs and a host of other devices. Such systems could be used in mix-and-match applications with other production tools, such as for replacements of contact proximity printers for flip chip applications, and for high volume capacity production.

On a market application basis, sales to the semiconductor industry, primarily for advanced packaging and laser thermal processing applications, accounted for approximately 84% of systems revenue for the year ended December 31, 2012, as compared to 86% and 93% for the years ended December 31, 2011 and 2010, respectively. During the years ended December 31, 2012, 2011 and 2010, approximately 16%, 14% and 7%, respectively, of our systems revenue was derived from sales to nanotechnology manufacturers, including micro systems, TFH and optical networking device manufacturers. Our future results of operations and financial position would be materially adversely impacted by a downturn in any of these industries, or by loss of market share in any of these industries.

International sales accounted for approximately 65%, 60% and 79% of total net sales for the years ended December 31, 2012, 2011 and 2010, respectively, with Asia representing 46%, 51% and 65% of total net sales for those same years and Europe representing 19%, 10% and 15% of total net sales for those same years, respectively. Sales from Japan represented 1%, 4% and 3% of total net sales for the years ended December 31, 2012, 2011 and 2010, respectively.

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

Backlog

We schedule production of our systems based upon order backlog, informal customer commitments and general economic forecasts for our targeted markets. We include in our backlog all accepted customer orders for our systems with assigned shipment dates within one year, as well as all orders for service, spare parts and upgrades, in each case, that management believes to be firm. However, all orders are subject to cancellation or rescheduling by the customer with limited or no penalties. Because of changes in system delivery schedules, cancellations of orders and potential delays in system shipments, our backlog at any particular date may not necessarily be representative of actual sales for any succeeding period. As of December 31, 2012, our backlog was approximately $149.4 million, including $20.2 million of products shipped but not yet installed. As of December 31, 2011, our backlog was approximately $132.5 million, including $17.1 million of products shipped but not yet installed. Cancellation, deferrals or rescheduling of orders by these customers would have a material adverse impact on our future results of operations.

Employees

At December 31, 2012, we had approximately 353 full-time employees, including 77 engaged in research, development and engineering, 38 in sales and marketing, 117 in customer service and support, 77 in manufacturing and 44 in general administration and finance. We believe our future success depends, in large part, on our ability to attract and retain highly skilled employees. None of our employees are covered by a collective bargaining agreement. We have, however, entered into employment agreements with our Chief Executive Officer and Chief Financial Officer. We consider our relationships with our employees to be good.

Information Available at the SEC

Copies of any materials that we have filed with the SEC can be viewed at the SEC's Public Reference Room at 100 F Street NE, Washington, DC 20549. Information regarding the operations of the Public Reference Room can be obtained from the SEC by calling the SEC at 1-800-SEC-0330. Additionally, the SEC maintains a website that contains reports, proxy and other information that we have filed with the SEC. The SEC website can be found at http://www.sec.gov.

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

Our business depends in significant part upon capital expenditures by manufacturers of semiconductors, advanced packaging semiconductors and nanotechnology components which in turn depend upon the current and anticipated market demand for such devices and products utilizing such devices. The semiconductor industry historically has been highly cyclical and has experienced recurring periods of oversupply. This has, from time to time, resulted in significantly reduced demand for capital equipment including the systems manufactured and marketed by us. We believe that markets for new generations of semiconductors and semiconductor packaging will also be subject to similar fluctuations. Our business and operating results would be materially adversely affected by downturns or slowdowns in the semiconductor packaging market or by loss of market share. Accordingly, we may not be able to achieve or maintain our current or prior level of sales. We attempt to mitigate the risk of cyclicality by participating in multiple markets including semiconductor, semiconductor packaging, and nanotechnology sectors as well as diversifying into new markets. We believe that diversifying into new markets such as laser-based annealing for implant activation, lithography steppers for 3-D packaging, HBLED and inspection can help mitigate the effects of this cyclicality in our industry. Despite such efforts, when one or more of such markets experiences a downturn or a situation of excess capacity, our net sales and operating results are materially adversely affected.

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

Currently, we are devoting significant resources to the development, introduction and commercialization of our laser thermal processing systems, and other products, and future generations of, and enhancements to those products. We intend to continue to develop these products and technologies, and will continue to incur significant operating expenses in the areas of research, development and engineering, manufacturing and general and administrative costs in order to develop, produce and support these new products and enhancements. Additionally, gross profit margins and inventory levels may be further adversely impacted in the future by costs associated with the initial production of new products. Introduction of new products generally involves higher installation costs and product performance uncertainties that could delay system acceptance of our systems, resulting in a delay in recognizing revenue associated with those systems and a reduction in gross margins. These costs include, but are not limited to, additional manufacturing overhead, additional inventory write-downs, costs of demonstration systems and facilities and costs associated with the establishment of additional after-sales support organizations. Additionally, operating expenses may increase, relative to sales, as a result of adding additional marketing and administrative personnel, among other costs, to support our new products. If we are unable to achieve significantly increased net sales or if our sales fall below expectations, our operating results could be materially adversely affected.

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

We experience competition in advanced packaging from various proximity aligner companies such as Canon, Nikon, Suss Microtec, Rudolph and Ushio and used projection and reduction stepper systems. In nanotechnology, we experience competition from proximity aligner companies, such as Suss Microtec as well as other third party stepper suppliers. We expect our competitors in the lithography arena to continue to improve the performance of their current products and to introduce new products with improved price and performance characteristics. This could cause a decline in sales or loss of market acceptance of our steppers in our served markets, and thereby materially adversely affect our business, financial condition and results of operations. Enhancements to, or future generations of, competing products may be developed that offer superior cost of ownership and technical performance features.

With respect to our laser annealing technologies, marketed under the LSA100A and LSA101 product names, our primary competition comes from companies such as Dainippon Screen Manufacturing Co., Ltd., Applied Materials, Inc. and Mattson Technology, Inc. Many of these companies offer products utilizing RTP, which is the current prevailing manufacturing technology. RTP does not prevent semiconductor device manufacturers from scaling the lateral dimensions of their transistors to obtain improved performance, but diffusion resulting from the time scales associated with RTP limits the vertical dimension of the junctions. Faster annealing times result in shallower and more abrupt junctions and faster transistors. We believe that RTP manufacturers recognize the need to reduce thermal cycle times and are working toward this goal. In July 2000, we licensed certain rights to our then existing laser thermal processing technology, with reservations, to a competing manufacturer of semiconductor equipment. We presently anticipate that this company and others intend to offer laser annealing tools to the semiconductor industry that will compete with our offerings.

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

As of December 31, 2012, we had outstanding options to purchase and outstanding restricted stock units for a total of 4.4 million shares of our Common Stock. Among other determinants, the market price of our stock has a major impact on the number of shares subject to outstanding stock options and restricted stock units that are included in the weighted-average shares used in determining our net income per share. During periods of extreme volatility, the impact of higher stock prices can have a materially dilutive effect on our net income per share. Additionally, shares subject to outstanding options and restricted stock units are excluded from the calculation of net income per share when we have a net loss or when the exercise price and the average unrecognized compensation cost of the stock option or restricted stock unit is greater than the average market price of our Common Stock, as the impact of the stock options or restricted stock units would be anti-dilutive.

We sell our products primarily to a limited number of customers and to customers in a limited number of industries, which subjects us to increased risks related to the business performance of our customers, and therefore their need for our products, and the business cycles of the markets into which we sell.

Historically, we have sold a substantial portion of our systems to a limited number of customers. In the year ended December 31, 2012, Global Foundries ("GFI"), Intel Corporation and Taiwan Semiconductor Corporation ("TSMC") accounted for 25%, 21% and 11% of our system sales, respectively. In the year ended December 31, 2011, Intel Corporation, Samsung Corporation, and TSMC accounted for 24%, 18%, and 12% of our system sales, respectively. In the year ended December 31, 2010, Samsung, TSMC, and Intel accounted for 19%, 11%, and 11% of our system sales, respectively. We expect that sales to a relatively few customers will continue to account for a high percentage of our net sales in the foreseeable future and believe that our financial results depend in significant part upon the success of these major customers and our ability to meet their future capital equipment needs. Although the composition of the group comprising our largest customers may vary from period to period, the loss of a significant customer or any reduction in orders by a significant customer, including reductions due to market, economic or competitive conditions in the semiconductor, semiconductor packaging or nanotechnology industries or in the industries that manufacture products utilizing integrated circuits, thin film heads or other nanotechnology components, would likely have a material adverse effect on our business, financial condition and results of operations. Our ability to maintain or increase our sales in the future depends, in part, on our ability to obtain orders from new customers as well as the financial condition and success of our existing customers, the semiconductor and nanotechnology industries and the economy in general.

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

On a market application basis, sales to the semiconductor industry, primarily for advanced packaging applications and laser thermal processing applications, accounted for 84% and 86% of our systems revenue for the year ended December 31, 2012 and the corresponding period in 2011, respectively. We had $30.6 million of sales to nanotechnology manufacturers, including micro systems, thin film head and optical device manufacturers for the year ended December 31, 2012 as compared to $24.7 million in sales for the corresponding period of 2011. Systems revenue from the nanotechnology sector accounted for 16% of systems revenue for the year ended December 31, 2012, as compared to 14% revenue for the corresponding period in 2011. Our future operating results and financial condition would be materially adversely impacted by a downturn in any of these industries, or by loss of market share in any of these industries. A growing percentage of our backlog of system orders is comprised of laser thermal processing tools. As our laser thermal processing tools are used for the continuation of reduced device geometries and customers seldom provide us with their future technical requirements, these tools may not meet all customers’ requirements upon initial delivery and installation at the customer’s facility. As a result, acceptance of the tool by the customer could be delayed while we perform testing and attempt to meet their requirements, or the order could be cancelled if we are unable to meet those requirements. Should significant demand not materialize, due to technical, production, market or other factors, our business, financial position and results of operations would be materially adversely impacted.

We are dependent on our key personnel, especially Mr. Zafiropoulo, our Chief Executive Officer, and our business and results of operations would be adversely affected if we were to lose our key employees.

Our future operating results depend, in significant part, upon the continued contributions of key personnel, many of whom would be difficult to replace. We have entered into employment agreements only with our Chief Executive Officer and Chief Financial Officer, and our employees are employed “at will.” The agreements with our Chief Executive Officer and Chief Financial Officer contain vesting acceleration and severance payment provisions that could result in significant costs or charges to us should the employee be terminated without cause, die or become disabled. We do not maintain any life insurance on any of our key employees. The loss of key personnel could have a material adverse effect on our business, financial condition and results of operations. In addition, our future operating results depend in significant part upon our ability to attract and retain other qualified management, manufacturing, technical, sales and support personnel for our operations. There are only a limited number of persons with the requisite skills to serve in these positions and it may become increasingly difficult for us to hire such personnel over time. At times, competition for such personnel has been intense, particularly in the San Francisco Bay Area where we maintain our headquarters and principal operations, and we may not be successful in attracting or retaining such personnel. The failure to attract or retain such persons would materially adversely affect our business, financial condition and results of operations.

If we acquire companies, products, or technologies, we may face risks associated with those acquisitions.

We may not realize the anticipated benefits of any acquisition or investment. Acquisitions involve numerous risks, including difficulties in the assimilation of the operations, technologies, personnel and products of the acquired companies; the diversion of management’s attention from other business concerns; risks of entering markets in which we have limited or no direct experience; and the potential loss of key employees of the acquired company. In the event we acquire product lines, technologies or businesses which do not complement our business, or which otherwise do not enhance our sales or operating results, we may incur substantial write-offs and higher recurring operating costs, which could have a material adverse effect on our business, financial condition and results of operations. For example, in December 2012 we acquired certain assets of Cambridge, including patents and patent applications, and we hired certain former employees of Cambridge. There can be no assurance that we will successfully integrate the Cambridge products and personnel into our business and receive the benefits of the acquisition of the purchased assets. We intend to sell the products we acquired from Cambridge through indirect sales channels. In addition, we may not successfully sell the Cambridge products through these indirect sales channels, as we have historically sold our products directly to our customers. We may, in the future, pursue additional acquisitions of complementary product lines, technologies or businesses. Future acquisitions may result in potentially dilutive issuances of equity securities, the incurrence of debt and contingent liabilities and amortization expenses and impairment charges related to goodwill and other intangible assets, which could materially adversely affect our financial condition and results of operations. In the event that any such acquisition does occur, there can be no assurance as to the effect thereof on our business or operating results.

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

Although we attempt to protect our intellectual property rights through patents, copyrights, trade secrets and other measures, we believe that our success will depend more upon the innovation, technological expertise and marketing abilities of our employees. Nevertheless, we have a policy of seeking patents when appropriate on inventions resulting from our ongoing research and development and manufacturing activities. Our intellectual property portfolio has 726 patents and patent applications with expiration dates ranging from June 2013 to September 2030. In addition, we have various registered trademarks and copyright registrations covering mainly applications used in the operation of our systems. We also rely upon trade secret protection for our confidential and proprietary information. We may not be able to protect our technology adequately and competitors may be able to develop similar technology independently. Our pending patent applications may not be issued or U.S. or foreign intellectual property laws may not protect our intellectual property rights. In addition, litigation may be necessary to enforce our patents, copyrights or other intellectual property rights, to protect our trade secrets, to determine the validity and scope of the proprietary rights of others or to defend against claims of infringement. Such litigation has resulted in, and in the future could result in, substantial costs and diversion of resources and could have a material adverse effect on our business, financial condition and results of operations, regardless of the outcome of the litigation. Patents issued to us may be challenged, invalidated or circumvented and the rights granted thereunder may not provide competitive advantages to us. Furthermore, others may independently develop similar technology or products, or, if patents are issued to us, design around the patents issued to us. Invalidation of our patents related to those technologies, or the expiration of patents covering our key technologies, could allow our competitors to more effectively compete against us, which could result in less revenue for us.

On July 11, 2003, we filed a lawsuit against a Southern California company asserting infringement of certain claims related to U.S. patent No. 5,621,813 in the U.S. District Court in and for the Northern District of California. On May 17, 2005, the court found the subject patent to be invalid. We appealed this decision. The defendant subsequently brought a motion for reimbursement of its attorneys’ fees and costs in a total asserted amount of approximately $2.0 million. We opposed this motion, and on October 12, 2005, the District Court denied the defendant’s request for attorneys’ fees in its entirety. The defendant appealed that decision. On November 3, 2005, the defendant filed a notice of appeal with respect to the court’s ruling on its motion for attorneys’ fees. In March 2006, the Federal Circuit court upheld the district court’s ruling that the subject patent is invalid. On August 8, 2006, the Federal Circuit court upheld the District Court’s denial of attorneys’ fees. Neither side appealed the rulings by the Federal Circuit.

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

Public health issues, political instability (for example, recent unrest in the Middle East), natural disasters, terrorist attacks in the United States and elsewhere, government responses thereto, and military actions in Afghanistan and elsewhere, may disrupt our operations or those of our customers and suppliers and may affect the availability of materials needed to manufacture our products or the means to transport those materials to manufacturing facilities and finished products to customers. In addition, such events could disrupt the semiconductor market, resulting in the cancellation or delay of product orders. Significant public health issues could cause damage or disruption to international commerce by creating economic and political uncertainties that may have a significant negative impact on the global economy, us and our customers or suppliers. Should such incidents increase or other public health issues arise, we could be negatively impacted by the need for more stringent employee travel restrictions, additional limitations in the availability of freight services, governmental actions limiting the movement of products between various regions and disruptions in the operations of our customers or suppliers. Similarly, political instability could affect the ability of our suppliers to provide the materials needed in our operations or the cost of acquiring such materials. Any public health issues, political instability, natural disasters, any terrorist attacks, or the ongoing war on terrorism or other wars could increase volatility in the United States and world financial markets which may depress the price of our Common Stock and may limit the capital resources available to us or our customers or suppliers, which could result in decreased orders from customers, less favorable financing terms from suppliers, and scarcity or increased costs of materials and components of our products. Additionally, if any of these events were to directly affect or be specifically directed at us, or occur in a country where we or our suppliers or our customers operate, our ability to conduct our business could be significantly disrupted. Any of these occurrences could have a significant impact on our operating results, revenues and costs and may result in increased volatility of the market price of our Common Stock.

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

International sales accounted for approximately 65% of total net sales for the year ended December 31, 2012, compared to 60% in the corresponding period of 2011. The increase in international sales as a percentage of total sales was primarily due to an increase in sales to European customers. We anticipate that international sales will continue to account for a significant portion of total net sales. As a result, a significant portion of our net sales will continue to be subject to certain risks, including unexpected changes in regulatory requirements; difficulty in satisfying existing regulatory requirements; exchange rate fluctuations; tariffs and other barriers; political and economic instability; difficulties in accounts receivable collections; reduced protection of intellectual property; natural disasters; difficulties in staffing and managing foreign subsidiary and branch operations; and potentially adverse tax consequences.

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

As of December 31, 2012, we had $302.5 million in cash, cash equivalents and short-term investments. We maintain an investment portfolio of cash equivalents and short-term investments in commercial paper and U.S. government-backed securities. These investments are subject to general credit, liquidity, and market and interest rate risks. Substantially all of these securities are subject to interest rate and credit risk and will decline in value if interest rates increase or one or more of the issuers’ credit ratings is reduced. As a result of any of the foregoing, we may experience a reduction in value or loss of liquidity of our investments, which may have a negative adverse effect on our results of operations, liquidity and financial condition.

Our investment portfolio may become impaired by further deterioration of the capital markets.

Our cash equivalent and short-term investment portfolio as of December 31, 2012 consisted of securities and obligations of U.S. government agencies, money market funds, corporate debt securities and commercial paper. We follow an established investment policy and set of guidelines to monitor, manage and limit our exposure to interest rate and credit risk. The policy sets forth credit quality standards and limits our exposure to any one issuer, as well as our maximum exposure to various asset classes.

As a result of current financial market conditions, investments in some financial instruments, such as structured investment vehicles, sub-prime mortgage-backed securities and collateralized debt obligations, may lose some or all of their value due to liquidity and credit concerns. As of December 31, 2012, we had no holdings in these categories of investments and no impairment charge associated with our short-term investment portfolio. Although we believe our current investment portfolio has little risk of impairment, we cannot predict future market conditions or market liquidity and our investment portfolio could become impaired.

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

We maintain our headquarters and manufacturing operations in San Jose, California in a leased facility, totaling approximately 100,000 square feet, which contain general administration and finance, marketing and sales, customer service and support, manufacturing and research, development and engineering. The lease for this facility expires in January 2016. We also rent sales and support offices in the United States and outside the U.S. in Taiwan, the Philippines, Japan, Korea, Singapore,

Thailand, Germany, and China, with varying terms and expiration dates. During 2011 and 2012, we either extended our leases in several of these sales facilities or negotiated new terms.

In March 2010, we entered into a building lease agreement in preparation for the expansion of our manufacturing operations in Singapore. The initial term of this lease was three years and was accounted for as an operating lease. The facility is approximately 18,000 square feet. On August 15, 2012, Ultratech SE Asia PTE, Ltd (“Singapore SE”), our wholly-owned subsidiary renegotiated the March 2010 lease and entered into a new lease effective June 15, 2013.

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

Ultratech, Inc. is a defendant in Dennis Rice v. Ultratech, Inc., et al., a class action lawsuit commenced on June 14, 2012 in the Superior Court of California, County of Santa Clara. The plaintiff alleges that the proposal in our proxy seeking approval to increase the authorized shares of common stock from 40 million to 80 million was misleading and incomplete and that the directors violated their fiduciary duties by making these misleading disclosures. The plaintiff sought to enjoin the stockholders’ vote on this proposal. On July 16, 2012, the Court held a hearing on plaintiff’s motion for a preliminary injunction and issued an order denying the plaintiff’s motion. After plaintiff’s motion for an injunction was denied, plaintiff amended the complaint. On December 18, 2012, we filed a motion to dismiss the amended complaint. On February 26, 2013, the plaintiff filed papers with the Court requesting dismissal of the action with prejudice as to himself. The request for dismissal, which is subject to Court approval, would dispose of the action without prejudice to the uncertified class that the plaintiff purports to represent. Neither the plaintiff nor his counsel will receive any consideration in exchange for voluntarily dismissing the action.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable

Executive Officers of the Registrant

As of December 31, 2012, the executive officers of Ultratech, who are appointed by and serve at the discretion of the Board of Directors, were as follows:

Name	Age	Position with the Company
Arthur W. Zafiropoulo	73	Chairman of the Board of Directors, Chief Executive Officer and President
Bruce R. Wright	64	Senior Vice President, Finance, Chief Financial Officer and Secretary

Mr. Zafiropoulo founded Ultratech in September 1992 to acquire certain assets and liabilities of the Ultratech Stepper Division (the “Predecessor”) of General Signal Technology Corporation (“General Signal”) and, since March 1993, has served as Chief Executive Officer and Chairman of the Board. Additionally, Mr. Zafiropoulo served as President of Ultratech from March 1993 to March 1996, from May 1997 until April 1999 and from April 2001 to January 2004. In October 2006, he resumed the responsibilities of President and Chief Operating Officer. Between September 1990 and March 1993, he was President of the Predecessor. From February 1989 to September 1990, Mr. Zafiropoulo was President of General Signal’s Semiconductor Equipment Group International, a semiconductor equipment company. From August 1980 to February 1989, Mr. Zafiropoulo was President and Chief Executive Officer of Drytek, Inc., a plasma dry-etch company that he founded in August 1980, and which was later sold to General Signal in 1986. From July 1987 to September 1989, Mr. Zafiropoulo was also President of Kayex, a semiconductor equipment manufacturer, which was a unit of General Signal. From July 2001 to July 2002, Mr. Zafiropoulo served as Vice Chairman of Semiconductor Equipment and Materials International (“SEMI”), an international trade association representing the semiconductor, flat panel display equipment and materials industry. From July 2002 to June 2003, Mr. Zafiropoulo served as Chairman of SEMI, and Mr. Zafiropoulo has been on the Board of Directors of SEMI since July 1995. In December 2007, Mr. Zafiropoulo was elected as Director Emeritus of SEMI. Beginning January 1, 2013, Mr. Zafiropoulo is a member of the Board of Trustees at Northeastern University.

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

Fiscal 2012—Fiscal Quarter Ended		1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Market Price:	High	$29.96	$33.05	$34.66	$37.30
	Low	$24.53	$27.50	$29.02	$28.19
Fiscal 2011—Fiscal Quarter Ended		1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Market Price:	High	$29.66	$33.85	$31.50	$25.04
	Low	$18.01	$24.79	$17.13	$15.81

Our fiscal quarters in 2012 ended on March 31, 2012, June 30, 2012, September 29, 2012 and December 31, 2012. Our fiscal quarters in 2011 ended on April 2, 2011, July 2, 2011, October 1, 2011 and December 31, 2011.

As of January 31, 2013, we had approximately 220 stockholders of record.

We have not paid cash dividends on our common stock since inception, and our Board of Directors presently plans to reinvest our earnings in our business. Accordingly, it is anticipated that no cash dividends will be paid to holders of common stock in the foreseeable future.

In July 2012 and August 2011, we issued 1,000, respectively, of our common stock in an unregistered, private placement under Section 4(2) of the Securities Act of 1933 to SEMI Foundation, a non-profit organization, to support its efforts to educate youth interested in science and math about career opportunities in the semiconductor industry.

Stock Performance Graph

The graph depicted below reflects a comparison of the cumulative total return (i.e., change in stock price plus reinvestment of dividends) of our common stock assuming $100 invested as of December 31, 2007 with the cumulative total returns of the NASDAQ Composite Index and the Philadelphia Semiconductor Index.

Comparison of Cumulative Total Returns(1)(2)(3)

350.00
300.00
250.00
200.00
150.00
100.00
50.00
0.00
12/31/2007
12/31/2008
12/31/2009
12/31/2010
12/31/2011
12/31/2012
UTEK
Philadelphia Semiconductor Sector Index
Nasdaq Composite Index

___________________

(1)	The graph covers the period from December 31, 2007 to December 31, 2012.

(2)	No cash dividends have been declared on our common stock.

(3)	Stockholder returns over the indicated period should not be considered indicative of future stockholder returns.

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

ITEM 6.	SELECTED FINANCIAL DATA

In thousands, except per share data and percentage information	2012 (e)	2011(d)	2010(c)	2009(b)	2008(a)
Operations:
Net sales	$234,825	$212,333	$140,603	$95,813	$131,747
Gross profit	$131,810	$110,325	$71,641	$44,990	$64,374
Gross profit as a percentage of net sales	56%	52%	51%	47%	49%
Operating income (loss)	$56,398	$44,020	$17,541	$(1,102)	$9,135
Income (loss) before income taxes and cumulative effect of a change in accounting principle	$56,969	$44,160	$17,951	$2,059	$12,185
Pre-tax income (loss) as a percentage of net sales	24.3%	20.8%	12.8%	2.1%	9.2%
Provision (benefit) for income taxes	$9,782	$4,930	$1,170	$(70)	$408
Net income (loss)	$47,187	$39,230	$16,781	$2,129	$11,777
Income (loss) before cumulative effect of a change in accounting principle per share—basic	$1.76	$1.51	$0.69	$0.09	$0.50
Net income (loss) per share—basic	$1.76	$1.51	$0.69	$0.09	$0.50
Number of shares used in per share computation—basic	26,881	25,915	24,468	23,690	23,524
Income (loss) before cumulative effect of a change in accounting principle per share—diluted	$1.70	$1.47	$0.67	$0.09	$0.50
Net income (loss) per share—diluted	$1.70	$1.47	$0.67	$0.09	$0.50
Number of shares used in per share computation—diluted	27,705	26,778	25,043	23,852	23,665
Balance sheet:
Cash, cash equivalents and short-term investments	$302,508	$227,947	$184,290	$160,341	$158,498
Working capital	$349,506	$283,280	$217,157	$193,133	$184,189
Total assets	$436,986	$353,448	$281,294	$234,581	$229,191
Long-term obligations	$11,235	$8,113	$4,822	$5,935	$6,687
Stockholders’ equity	$375,186	$296,029	$231,649	$199,968	$193,423

Quarterly Data

Unaudited, in thousands, except per share data	1st	2nd	3rd	4th
2012
Net sales	$49,575	$59,112	$60,547	$65,591
Gross profit	$28,399	$32,040	$34,169	$37,202
Operating income	$11,255	$13,180	$14,955	$17,008
Net income	$10,200	$11,171	$12,442	$13,374
Net income per share—basic	$0.39	$0.42	$0.46	$0.49
Number of shares used in per share computation—basic	26,201	26,530	27,047	27,343
Net income per share—diluted	$0.38	$0.41	$0.45	$0.48
Number of shares used in per share computation—diluted	27,023	27,387	27,777	27,989
Unaudited, in thousands, except per share data	1st	2nd	3rd	4th
2011
Net sales	$47,379	$53,949	$54,944	$56,061
Gross profit	$23,709	$27,484	$29,395	$29,737
Operating income	$8,166	$10,727	$11,562	$13,565
Net income	$7,867	$9,728	$10,464	$11,171
Net income per share—basic	$0.31	$0.38	$0.40	$0.43
Number of shares used in per share computation—basic	25,264	25,731	25,977	26,223
Net income per share—diluted	$0.30	$0.36	$0.39	$0.42
Number of shares used in per share computation—diluted	26,169	26,888	26,647	26,819
___________________

(a)	Operating income in 2008 includes $2.4 million of stock-based compensation expenses and a charge of $0.6 million related to certain exit activities.

(b)	Operating loss in 2009 includes $2.9 million of stock-based compensation expenses and a charge of $0.6 million related to certain exit activities.

(c)
Operating income in 2010 includes $4.8 million of stock-based compensation expenses. There were no charges related to exit activities for the year ended December 31, 2010. Refer to Note 5 of our consolidated financial statement herein for further disclosures related to stock-based compensation expenses.

(d)
Operating income in 2011 includes $9.0 million of stock-based compensation expenses. There were no charges related to exit activities for the year ended December 31, 2011. Refer to Note 5 of our consolidated financial statement herein for further disclosures related to stock-based compensation expenses.

(e)
Operating income in 2012 includes $12.5 million of stock-based compensation expenses. Refer to Note 5 of our consolidated financial statements herein for further disclosures related to stock-based compensation expenses.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Certain of the statements contained herein, which are not historical facts and which can generally be identified by words such as "anticipates," "expects," "thinks," "intends," "will," "could," "believes," "poised," "estimates," "continues," and similar expressions, are forward-looking statements under Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that involve risks and uncertainties, such as risks related to timing, delays, deferrals and cancellations of orders by customers, including as a result of semiconductor manufacturing capacity as well as our customers' financial condition and demand for semiconductors; demand for consumer devices; industry growth within our served markets; continued delivery of financial performance and value; cyclicality in the semiconductor and nanotechnology industries; our dependence on new product introductions and market acceptance of new products and enhanced versions of our existing products; lengthy sales cycles, including the timing of system installations and acceptances; quarterly revenue fluctuations; lengthy and costly development cycles for laser-processing and lithography technologies and applications; integration, development and associated expenses of the laser processing operation; general economic and financial market conditions including impact on capital spending, as well as difficulty in predicting changes in such conditions; rapid technological change and the importance of timely product introductions; customer concentration; pricing pressures and product discounts; high degree of industry competition; intellectual property matters; changes in pricing by us, our competitors or suppliers; international sales and operations; timing of new product announcements and releases by us or our competitors; ability to volume produce systems and meet customer requirements; sole or limited sources of supply; effect of capital market fluctuations on our investment portfolio; ability and resulting costs to attract or retain key personnel; dilutive effect of employee stock option grants on net income per share, which is largely dependent upon our achieving and maintaining profitability and the market price of our stock; mix of products sold; outcome of litigation; manufacturing variances and production levels; timing and degree of success of technologies licensed to outside parties; product concentration and lack of product revenue diversification; inventory obsolescence; asset impairment; changes to financial accounting standards; effects of certain anti-takeover provisions; future acquisitions; volatility of stock price; foreign government regulations and restrictions; business interruptions due to natural disasters or utility failures; environmental regulations; and any adverse effects of terrorist attacks in the United States or elsewhere, or government responses thereto, or military actions in Iraq, Afghanistan and elsewhere, on the economy, in general, or on our business in particular. Due to these and additional factors, the statements, historical results and percentage relationships set forth below are not necessarily indicative of the results of operations for any future period. These forward-looking statements are based on management's current beliefs and expectations, some or all of which may prove to be inaccurate, and which may change. We undertake no obligation to revise or update any forward-looking statements to reflect any event or circumstance that may arise after the date of this report.

OVERVIEW

Ultratech, Inc. develops, manufactures and markets photolithography, laser thermal processing and inspection equipment for manufacturers of integrated circuits and nanotechnology components located throughout North America, Europe, Singapore, Japan, Taiwan, Korea and the rest of Asia.
We supply step-and-repeat photolithography systems based on one-to-one imaging technology. Within the integrated circuit industry, we target the market for advanced packaging applications. Within the nanotechnology industry, our target markets include thin film head magnetic recording devices, laser diodes, high-brightness light emitting diodes (“HBLEDs”) and atomic layer deposition ("ALD"). Our laser thermal processing equipment is targeted at advanced annealing applications within the semiconductor industry.

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

Costs related to deferred product revenues are capitalized (deferred) and recognized at the time of revenue recognition. Deferred product revenue and costs are netted on our balance sheet, under the caption “deferred product and services income.” The gross amount of deferred revenues and deferred costs at December 31, 2012 were $24.6 million and $7.6 million, respectively, as compared to $20.7 million and $5.7 million, respectively, at December 31, 2011.

Costs incurred for shipping and handling are included in cost of sales.

Inventories and Purchase Order Commitments

The semiconductor industry is characterized by rapid technological change, changes in customer requirements and evolving industry standards. We perform a detailed assessment of inventory at each balance sheet date, which includes a review of, among other factors, demand requirements and market conditions. Based on this analysis, we record adjustments, when appropriate, to reflect inventory at lower of cost or market. Although we make every effort to ensure the accuracy of our forecasts of product demand, any significant unanticipated changes in demand, product mix or technological developments would significantly impact the value of our inventory and our reported operating results. In the future, if we find that our estimates are too optimistic and we determine that our inventory needs to be reserved, we will be required to recognize such costs in our cost of sales at the time of such determination. For example, if the demand assumption used in our assessment at December 31, 2012 was reduced by 10%, assuming all other assumptions such as product mix are kept the same and that mitigation efforts were not possible, we would have had to increase the reserve for our inventory and open purchase commitments by $0.1 million. Conversely, if we find our estimates are too pessimistic and we subsequently sell product that has previously been reserved, our gross margin in that period will be favorably impacted.

Intangible Assets

Purchased technology, patents and other intangible assets are presented at cost, net of accumulated amortization, and are amortized over their estimated useful lives using the straight-line method.

Warranty Obligations

We recognize the estimated cost of our product warranties at the time revenue is recognized. Our warranty obligation is affected by product failure rates, material usage rates and the efficiency by which the product failure is corrected. Should actual product failure rates, material usage rates and labor efficiencies differ from our estimates, revisions to the estimated warranty liability would be required which could result in future charges or credits to our gross margins. We believe our warranty accrual, as of December 31, 2012, will be sufficient to satisfy outstanding obligations as of that date.

Allowance for Bad Debts

We maintain an allowance for estimated losses resulting from the inability of our customers to make required payments. This reserve is established based upon historical trends, current economic conditions, delinquency status based on contractual terms and an analysis of specific exposures. If the financial conditions of our customers were to deteriorate, or even a single customer was otherwise unable to make payments, additional allowances may be required. The typical selling price of our systems is between $1.0 million and $6.0 million. Accordingly, a single customer default could have a material adverse effect on our results of operations. Our bad debt reserve for accounts receivable was $0.5 million at December 31, 2012 and December 31, 2011.

Deferred Income Taxes

Deferred income taxes are provided for the tax effect of temporary differences between the tax basis of assets and liabilities and their reported amounts in the financial statements. ASC Topic 740, Income Taxes (“ASC 740”), provides for recognition of deferred tax assets if the realization of such deferred tax assets is more likely than not to occur. Realization of our net deferred tax assets is dependent upon the generation of sufficient taxable income in future years in appropriate tax jurisdictions to obtain the benefit of the reversal of temporary differences, net operating loss carry-forwards, and tax credit carry-forwards. Each quarter we assess the likelihood that we will be able to recover our deferred tax assets. We consider available evidence, both positive and negative, including historical levels of income, expectations and risks associated with estimates of future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance. As a result of our analysis, we concluded that it is more likely than not that, as of December 31, 2012, our net deferred tax assets will not be realized, with the exception of those in Japan and Taiwan. Therefore, we continue to provide a full valuation allowance against net deferred tax assets outside of Japan and Taiwan. Management continues to monitor the relative weight of positive and negative evidence of future profitability in relevant jurisdictions. As of December 31, 2012, we have experienced historical profitability. However, as of December 31, 2012, we have determined that the following negative evidence outweighs the positive evidence such that it is not more likely than not the Company will generate sufficient taxable income in the relevant jurisdictions to utilize our deferred tax assets and release the associated valuation allowance:

•	Significant product manufacturing in Singapore, resulting in reduced U.S. taxable income,

•	Inherent earnings volatility of our industry resulting in our inability to forecast long term earnings, and

•	Usage limitations resulting in a longer period being required to realize our deferred tax assets.
 It is possible that sometime in the next 12 months the positive evidence will be sufficient to release a material amount of our valuation allowance; however there is no assurance that this will occur.
    As of December 31, 2012, we had recorded a valuation allowance of approximately $37.0 million against our net deferred tax assets except for those in Japan and Taiwan. As of December 31, 2012, we had recorded approximately $0.5 million of net foreign deferred tax assets related to our operations in Japan and Taiwan. Based on projected future pre-tax income in Japan and Taiwan, these assets were not subject to a valuation allowance as it is more likely than not that they will be realized in the future.

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

Sales Summary

	2012	2011	2010
International sales	65%	60%	79%
Domestic sales	35%	40%	21%
Total sales	100%	100%	100%

Semiconductor systems sales	84%	86%	93%
Nanotechnology systems sales	16%	14%	7%
Total systems sales	100%	100%	100%

Net Sales

In millions	2012	2011	2010	2012 vs 2011	2011 vs 2010
Sales of:
Systems	$191.8	$174.7	$112.8	10%	55%
Spare parts	23.9	16.9	11.8	41%	43%
Services	17.8	19.6	15.6	-9%	26%
Licenses	1.3	1.1	0.4	18%	175%
Total net sales	$234.8	$212.3	$140.6	11%	51%

2012 vs. 2011

Net sales consist of revenues from systems sales, spare parts sales, services and licensing of technologies. For the year ended December 31, 2012, systems revenue accounted for approximately 82% of total net sales, and services, licenses and spare parts accounted for the remaining 18%.

System sales increased 10% to $191.8 million primarily attributable to an increase in the number of laser thermal processing and nanotechnology systems sold partially offset by a decrease in the number of our lithography systems in 2012 as compared to 2011.

On a product market application basis, system sales to the semiconductor industry were $161.2 million for the year ended December 31, 2012, an increase of 8% as compared to $150.0 million in 2011. This increase was primarily due to an increase in laser thermal processing units sold and an increase in average selling prices. Offsetting this improved performance was a decrease in the number of advanced packaging units sold partially offset by an increase in upgrades to our advanced packaging systems. System sales to the nanotechnology market were $30.6 million for the year ended December 31, 2012, a 24% increase as compared with sales of $24.7 million in 2011. The increase in sales was primarily due to an increase in average selling prices. System sales to the semiconductor and nanotechnology markets are highly dependent on customer capacity demand.

Sales of spare parts in 2012 increased 41% to $23.9 million, as compared to $16.9 million in 2011. This increase in sales is primarily due to an increase of $5.9 million in repair parts sold for advanced packaging systems. The remaining $1.1 million increase in parts sales was the result of an increase in demand due to the growing install base of our systems. Sales from services decreased 9% to $17.8 million for the year ended December 31, 2012 as compared to $19.6 million in 2011. The decrease in service revenue was primarily due to (i) a decrease of $1.3 million in service contract revenue, (ii) $0.3 million in decreased non-contract revenue services, and (iii) a $0.2 million decrease in training revenue.

Revenues from licensing activities increased to $1.3 million in 2012 as compared with $1.1 million in 2011, primarily due to more systems being sold under a royalty arrangement. Pursuant to our license arrangements, such transactions are subject to a license fee based on units sold. Future revenues from licensing activities, if any, will be contingent upon existing and future licensing arrangements. We may not be successful in generating licensing revenues and do not anticipate the recognition of significant levels of licensing income in the future.

For the year ended December 31, 2012, international net sales were $153.2 million, or 65% of total net sales, as compared with $127.8 million, or 60% of total net sales in 2011. The increase as a percentage of total sales was primarily due to increased sales to European customers of $24.4 million. We expect sales to international customers to continue to represent a significant amount of our future revenues as our customer base in Asia continues to expand its capacity. Our revenue derived from sales in foreign countries is not generally subject to significant exchange rate fluctuations, principally because sales contracts for our systems are generally denominated in U.S. dollars. In Japan, however, orders are often denominated in Japanese yen.

For the year ended December 31, 2012, we recorded no system sales in Japan. However, we do sell spare parts into Japan and this subjects us to the risk of currency exchange rate fluctuations. We attempt to mitigate this risk by entering into monthly foreign currency forward exchange contracts, as balance sheet hedges, which includes our receivables from parts sales. We had approximately $2.8 million of Japanese yen-denominated receivables at December 31, 2012. International sales expose us to a number of additional risks, including fluctuations in the value of local currencies relative to the U.S. dollar, which impact the relative cost of ownership of our products and, thus, the customer’s willingness to purchase our product. (See “Risk Factors: International Sales”).

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
Revenues from licensing activities increased to $1.1 million in 2011 as compared with $0.4 million in 2010 primarily due to more systems being sold under a royalty arrangement. For the year ended December 31, 2011, international net sales were $127.8 million, or 60% of total net sales, as compared with $111.5 million, or 79% of total net sales in 2010. Although international sales increased $16.3 million from the prior year, the decrease as a percentage of total sales was primarily due to increased U.S. sales of $55.4 million related to (i) increased sales to a significant domestic customer and (ii) increased sales to two foreign customers with operations in the United States.
Gross Profit
2012 vs. 2011

On a comparative basis, gross margins were 56% and 52% for 2012 and 2011, respectively. The four percentage point increase in gross margin from 2011 was primarily due to improved manufacturing efficiencies, lower service related costs and lower material costs.
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

Research, Development and Engineering Expenses

In millions	2012	2011	2010	2012 vs 2011	2011 vs 2010
Research, development and engineering expenses	$30.1	$23.6	$19.9	28%	19%
% of revenue	13%	11%	14%

An inherent delay exists between the time product development activities and expenditures occur and when resultant product revenue is ultimately realized. We expect current year research, development and engineering program investments to contribute to revenue in future years.

2012 vs. 2011

Research, development and engineering expenses in 2012 increased 28% to $30.1 million as compared to $23.6 million in 2011. The $6.5 million increase was primarily due to (i) $3.4 million in additional research and development related activities, (ii) $0.7 million increase in manufacturing support expenses, (iii) higher salaries and compensation related expenses of $0.6 million, (iv) a $0.4 million increase in stock-based compensation expense, (v) an increase of $0.3 million in depreciation expense, (vi) $0.1 million in travel related expense and (vii) $0.1 million in materials expense. As a percentage of net sales, engineering expenses for the year ended December 31, 2012 were 13% compared to 11% for 2011. The percentage increase was due primarily to a greater increase in engineering expenses than net sales from the 2011 fiscal period.

2011 vs. 2010

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

Selling, General and Administrative Expenses

In millions	2012	2011	2009	2012 vs 2011	2011 vs 2010
Selling, general and administrative expenses	$45.3	$42.7	$34.2	6%	25%
% of revenue	19%	20%	24%

2012 vs. 2011

Selling, general and administrative expenses increased by $2.6 million, or 6%, to $45.3 million in 2012, as compared to $42.7 million in 2011. The increase was primarily due to (i) $2.9 million of stock-based compensation expense, (ii) a $1.1 million increase in bonus expense, (iii) a $0.3 million increase of outside services costs, (iv) a $0.2 million increase in facility move costs, and (v) a $0.1 million increase in property tax expense, partially offset by (i) $1.3 million in allocation of administrative costs to engineering, (ii) a $0.5 million reduction in international administrative costs and a (iii) $0.2 million reduction in other administrative costs. As a percentage of net sales, selling, general and administrative expenses for the year ended December 31, 2012 were 19% compared to 20% for 2011. This decrease was due primarily to the increase in net sales as compared to 2011.

2011 vs. 2010

Selling, general and administrative expenses increased by $8.5 million, or 25%, to $42.7 million in 2011, as compared to $34.2 million in 2010. The increase was primarily due to (i) $3.5 million of stock-based compensation expense, (ii) a $2.3 million increase in salaries expense, of which $1.0 million was non-recurring in nature, (iii) a $1.6 million increase of external services costs, (iv) a $0.8 million increase in travel-related expense, (v) a $0.4 million increase in sales commission expense, and (vi) a $0.2 million increase in bad debt expense, partially offset by a reduction in property taxes of $0.3 million. As a percentage of net sales, selling, general and administrative expenses for the year ended December 31, 2011 were 20% compared to 24% for 2010. This decrease was due primarily to the increase in net sales as compared to 2009.

Interest and Other Income, Net

In millions	2012	2011	2010
Interest income	$0.4	$0.3	$0.5
Other income (expense), net	0.2	(0.1)	(0.1)
Interest and other income, net	$0.6	$0.2	$0.4

Interest and other income, net, was $0.6 million for the year ended December 31, 2012, as compared with $0.2 million and $0.4 million for 2011 and 2010, respectively. We recorded $0.4 million of interest income during the year ended December 31, 2012. The $0.1 million increase from the prior year was primarily due to increases in our investments balances. We presently maintain an investment portfolio with a weighted-average maturity of less than one year. Consequently, changes in short-term interest rates have a significant impact on our interest income. Future changes in short-term interest rates are expected to continue to have a significant impact on our interest income.

Other income and expense, net for the year ended December 31, 2012 was $0.2 million. We experienced an increase in other income of $0.5 million due to the expiration of statutes in certain countries related to individually insignificant items that was partially offset by unrealized losses on foreign currency transactions of $0.3 million. Other income (expense), net, was unchanged at $0.1 million for the year ended December 31, 2011 and 2010. In 2011, other expense of $0.1 million was the result of a loss from foreign currency exchange.

Provision for Income Taxes

For the year ended December 31, 2012, we recorded income tax expense of $9.8 million as compared to income tax expense of $4.9 million and $1.2 million, respectively, in 2011 and 2010. The income tax expense recorded in 2012 was comprised primarily of federal taxes of $8.9 million, state taxes of $0.5 million and foreign taxes of $0.4 million accrued on worldwide income. The income tax expense recorded in 2011 was comprised primarily of federal and foreign tax expense while the income tax expense recorded in 2010 was comprised primarily of federal and foreign taxes. The actual expense or benefit recorded for the years ended 2012, 2011, and 2010 differs from the federal tax expense at 35% primarily due to current tax expense in foreign jurisdictions and the fact that in 2012 prior year U.S. credits were utilized and in both 2011 and 2010 prior year U.S. losses were utilized.

We are eligible for tax incentives that provide that certain income earned in Singapore would be subject to a tax holiday and/or reduced tax rates for a limited period of time under the laws of Singapore. To realize these benefits, we must meet certain requirements relating to employment and investment activities. This exemption is expected to expire within 8 years. In 2012 the tax benefit attributable to the tax holiday was approximately $5.0 million with an $0.18 impact on diluted earnings per share. In 2011, the tax benefit attributable to the tax holiday was approximately $0.3 million with a $0.01 impact on diluted earnings per share. In 2010, the tax benefit attributable to the tax holiday was approximately $1.5 million with a $0.06 impact on diluted earnings per share. Our ability to realize benefits from these initiatives could be materially adversely affected if, among other things, applicable requirements are not met, the incentives are substantially modified, or if we incur losses for which we cannot take a deduction.
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

In accordance with ASC 740, we had unrecognized benefits of $6.8 million as of December 31, 2012 due to uncertain tax positions. We continue to recognize interest and penalties as a component of income tax provision and accrued an insignificant amount for these items for the year. During the year ended December 31, 2012, the balance related to uncertain tax positions increased by $1.3 million. Over the next twelve months, we expect an insignificant decline in the estimated amount of liabilities associated with our uncertain tax positions which arose prior to December 31, 2011 as a result of expiring statutes of limitations. If we are able to eventually recognize these uncertain tax positions, $5.5 million of the unrecognized benefit on January 1, 2012 and $6.8 million of the unrecognized benefit on December 31, 2012, would reduce our effective tax rate. We currently have a full valuation allowance against our U.S. net deferred tax asset which would impact the timing of the effective tax rate benefit should any of these uncertain tax positions be favorably settled in the future.
        We recognize interest and penalties related to uncertain tax positions as a component of income tax expense. As of December 31, 2012, we had accrued an insignificant amount of accrued interest and penalties related to uncertain tax positions.
Each quarter we assess the likelihood that we will be able to recover our deferred tax assets. We consider available evidence, both positive and negative, including historical levels of income, expectations and risks associated with estimates of future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance. As a result of our analysis, and as further described in the Critical Accounting Policies and Estimates section, deferred income taxes, we concluded that it is more likely than not that, as of December 31, 2012, our net deferred tax assets will not be realized, with the exception of those in Japan and Taiwan. Therefore, we continue to provide a full valuation allowance against net deferred tax assets outside of Japan and Taiwan. It is possible that sometime in the next 12 months the positive evidence will be sufficient to release a material amount of our valuation allowance; however there is no assurance that this will occur.
We are subject to federal and state tax examination for years 1999 forward and 1997 forward, respectively, by virtue of the tax attributes carrying forward from those years. We are also subject to audits in the foreign jurisdictions in which we operate for years 2003 and forward. There are no material income tax examinations currently in progress.
The American Taxpayer Relief Act of 2012 enacted on January 2, 2013 retroactively extended the federal research and development tax credit and exemption of certain intercompany transactions from federal taxation through December 31, 2013. As a result, we expect that our income tax provision for the first quarter of fiscal year 2013 will include a discrete tax benefit which will reduce our effective tax rate for the first quarter of fiscal year 2013 and to a lesser extent our effective annual 2013 tax rate.
Outlook

The anticipated timing of orders, shipments and system acceptances usually requires that we fill a number of production slots in any given period in order to meet our sales targets. If we are unsuccessful in our efforts to secure those production orders, or if existing production orders are delayed or cancelled, our results of operations will be materially adversely impacted. Additionally, we may not exceed or even maintain our current or prior levels of net sales for any period in the future for the reasons enumerated in this report. We believe that the market acceptance and volume production of our advanced packaging systems, laser processing systems and our 1000 Platform steppers are of critical importance to our future financial results. At December 31, 2012, these systems represented approximately 79% of our backlog. We presently expect net sales in 2013 to increase by approximately 5% to 10% from 2012 net sales of $234.8 million.

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operating activities was $77.1 million for the year ended December 31, 2012, as compared with $37.4 million for the comparable period in 2011. Net cash provided by operating activities during the year ended December 31, 2012 was attributable to (i) $58.7 million of cash generated from operations after adjustments for non-cash charges and (ii) $18.4 million of cash sourced from changes in our working capital.

The net $18.4 million of cash sourced from changes in working capital consisted of (i) a $14.0 million decrease in accounts receivable balances due to increased cash collections for the year, (ii) a $16.7 million of cash sources due to increased accounts payable and other long-term liabilities, and (iii) a $2.0 million increase in deferred income that was partially offset by uses of cash from (a) a $1.9 million increase in prepaid expenses and other assets, (b) a $6.7 million decrease in accrued expenses, (c) a $4.8 million increase in inventory purchases, and (d) a $0.7 million decrease in income tax payable.

We believe that because, of the relatively long manufacturing cycle of certain systems, particularly newer products, our inventories will continue to represent a significant portion of working capital. Currently, we are devoting significant resources to the development, introduction and commercialization of our laser thermal processing systems and inspection systems and to the development of our next generation 1X lithography technologies. We currently intend to continue to incur significant operating expenses in the areas of research, development and engineering, manufacturing, and selling, general and administrative costs in order to further develop, produce and support these new products. Additionally, gross profit margins, inventory and capital equipment levels may be adversely impacted in the future by costs associated with the initial production of the laser thermal processing systems, inspection systems and by future generations of our 1X wafer steppers. These costs include, but are not limited to, additional manufacturing overhead, costs of demonstration systems and facilities and the establishment of additional after-sales support organizations. Additionally, there can be no assurance that operating expenses will not increase, relative to sales, as a result of adding technical, marketing and administrative personnel, among other costs, to support our new products. If we are unable to achieve significantly increased net sales or if our sales fall below expectations, our cash flow and operating results will be materially adversely affected until, among other factors, costs and expenses can be reduced. Our failure to achieve our sales targets for these new products could result in additional inventory write-offs and asset impairment charges, either of which could materially adversely impact our results of operations.

During the year ended December 31, 2012, net cash used in investing activities was $58.3 million, as compared with net cash used by investing activities of $53.9 million for the comparable period in 2011. Net cash used in investing activities during the year ended December 31, 2012 was attributable to net purchases of short-term investments of $36.7 million, purchase of intangibles for $12.3 million and capital expenditures of $9.3 million.

Net cash provided by financing activities was $19.3 million during the year ended December 31, 2012, as compared with $11.6 million for the comparable period in 2011. Net cash provided by financing activities during the year ended December 31, 2012 was primarily attributable to proceeds received from the issuance of common stock under our employee stock option plans.

Our principal source of liquidity is cash provided by our operations. At December 31, 2012, we had working capital of $349.5 million. At December 31, 2012, our cash, cash equivalents and short-term investments, net of related borrowings under our line of credit, consisted of $301.5 million.

As of December 31, 2012, $33.2 million of our cash, cash equivalents, and investments were held by foreign subsidiaries. Amounts held by foreign subsidiaries are generally subject to U.S. income taxation on repatriation to the United States. We currently have no plans to repatriate any foreign earnings back to the United States as we believe our cash flows provided by our U.S. operations will meet our future U.S. liquidity needs.

In December 2004, we entered into a line of credit agreement with a brokerage firm replacing a similar arrangement that we had with a different firm. Under the terms of this agreement, we may borrow funds at a cost equal to the current Federal funds rate plus 125 basis points (i.e. 1.3% as of December 31, 2012). Certain of our cash, cash equivalents and short-term investments secure outstanding borrowings under this facility. We may borrow up to 75% of our total cash, cash equivalents and investments balance in this brokerage account. Funds are advanced to us under this facility based on pre-determined advance rates on the cash and securities held by us in this brokerage account. This agreement has no set expiration date and there are no loan covenants. As of December 31, 2012 and 2011, balances of $1.0 million and $1.0 million, respectively, were outstanding under this facility, with a related collateral requirement of approximately $1.3 million and $1.3 million, respectively, of our cash, cash equivalents and investments.

The following summarizes our contractual obligations at December 31, 2012, and the effect such obligations are expected to have on our liquidity and cash flows in future periods:

In millions	Total	Less than 1 year	1-3 years	3-5 years	After 5 years
Notes payable obligations	$1.0	$1.0	$—	$—	$—
Non-cancelable operating lease obligations	11.0	4.0	6.1	0.9	—
Long-term payables	9.1	—	1.9	—	7.2
Asset retirement obligations	2.1	—	1.7	0.4	—
Open purchase order commitments	65.5	65.5	—	—	—
Total contractual cash obligations	$88.7	$70.5	$9.7	$1.3	$7.2

The amounts shown in the table above for open purchase order commitments are primarily related to the purchase of inventories, equipment and leasehold improvements. We record charges to operations for purchase order commitments we deem in excess of normal operating requirements (see “Critical Accounting Policies and Estimates”).

The development and manufacture of new systems and enhancements are highly capital-intensive. In order to be competitive, we believe we must continue to make significant expenditures for capital equipment; sales, service, training and support capabilities; systems, procedures and controls; and expansion of operations and research and development, among many other items. We expect that cash generated from operations and our cash, cash equivalents and short-term investments will be sufficient to meet our cash requirements for at least the next twelve months. However, in the near-term, we may continue to utilize existing and future lines of credit, and other sources of financing, in order to maintain our present levels of cash, cash equivalents and short-term investments. Beyond the next twelve months, we may require additional equity or debt financing to address our working capital or capital equipment needs. In addition, we may seek to raise equity or debt capital at any time that we deem market conditions to be favorable. Additional financing, if needed, may not be available on reasonable terms, or at all.

We have in the past, and may in the future, pursue acquisitions of complementary product lines, technologies or businesses. Future acquisitions may result in potentially dilutive issuances of equity securities, the incurrence of debt and contingent liabilities and amortization expenses and impairment charges related to goodwill and other intangible assets, which could materially adversely affect our financial condition and results of operations. In addition, acquisitions involve numerous risks, including difficulties in the assimilation of the operations, technologies, personnel and products of the acquired companies; the diversion of management’s attention from other business concerns; risks of entering markets in which we have limited or no direct experience; and the potential loss of key employees of the acquired company. In the event we acquire product lines, technologies or businesses which do not complement our business, or which otherwise do not enhance our sales or operating results, we may incur substantial write-offs and higher recurring operating costs, which could have a material adverse effect on our business, financial condition and results of operations. In the event that any such acquisition does occur, there can be no assurance as to the effect thereof on our business or operating results.

Off-Balance Sheet Transactions

Our off-balance sheet transactions consist of certain financial guarantees, both expressed and implied, related to indemnification for product liability, patent infringement and latent product defects. Other than liabilities recorded pursuant to known product defects, at December 31, 2012, we did not record a liability associated with these guarantees, as we have little or no history of costs associated with such indemnification requirements. See Note 16 to our Consolidated Financial Statements for additional information.

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

Interest Rate Risk

Our exposure to market risk due to potential changes in interest rates, relates primarily to our investment portfolio, which consisted primarily of fixed interest rate instruments as of December 31, 2012 and 2011. We maintain an investment policy designed to ensure the safety and preservation of our invested funds by limiting market risk and the risk of default.

Certain of our cash, cash equivalents and investments serve as collateral for a line of credit we maintain with a brokerage firm. The line of credit is used for liquidity purposes, mitigating the need to liquidate investments in order to meet our current operating cash requirements.

The following table presents the hypothetical changes in fair values in the financial instruments held by us at December 31, 2012 that are sensitive to changes in interest rates. These instruments are comprised of cash equivalents and investments. These instruments are held for purposes other than trading. The modeling techniques used to measure the change in fair values arising from selected hypothetical changes in interest rates. Assumed market value changes to our portfolio reflects immediate hypothetical parallel shifts in the yield curve of plus or minus 50 basis points (“BPS”), 100 BPS, and 150 BPS:

Cash equivalents and Available-for-sale Investments, in thousands	Valuation of securities given an interest rate decrease of X basis points			No change in interest rate	Valuation of securities given an interest rate increase of X basis points
	(150 BPS)	(100 BPS)	(50 BPS)	0 BPS	50 BPS	100 BPS	150 BPS
Commercial paper	$20,028	$20,017	$20,007	$19,996	$19,986	$19,976	$19,966
Money market funds	15,108	15,107	15,107	15,107	15,107	15,107	15,106
U.S. treasury bills and notes	6,117	6,093	6,069	6,045	6,021	5,998	5,975
Securities and obligations of U.S. government agencies	212,409	211,845	211,285	210,730	210,179	209,634	209,092
Total investments	$253,662	$253,062	$252,468	$251,878	$251,293	$250,715	$250,139

During 2012, we did not materially alter our investment objectives or criteria and believe that, although the composition of our portfolio has changed from the preceding year, the portfolio’s sensitivity to changes in interest rates is materially the same.

Credit Risk

We mitigate credit default risk by attempting to invest in high credit quality securities and by positioning our portfolio to respond appropriately to a significant reduction in a credit rating of any investment issuer or guarantor. Our portfolio includes only marketable securities with active secondary or resale markets to ensure portfolio liquidity and is diversified in accordance with our investment policy. To date, we have not experienced significant liquidity problems with our portfolio. Our single largest holding at December 31, 2012, excluding the U.S. government and its agencies, was an $8.3 million money market fund.

As of December 31, 2012, we did not have any investments in mortgage backed or auction rate securities or any security investments in the financial service sector. However, we intend to closely monitor developments in the credit markets and make appropriate changes to our investment policy as deemed necessary or advisable. Based on our ability to liquidate our investment portfolio and our expected operating cash flows, we do not anticipate any liquidity constraints as a result of the current credit environment.

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

ULTRATECH, INC.
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Consolidated Financial Statements included in Item 8:

ULTRATECH, INC.
CONSOLIDATED BALANCE SHEETS

In thousands, except share and per share amounts	December 31, 2012	December 31, 2011
Assets
Current assets:
Cash and cash equivalents	$96,968	$58,780
Short-term investments	205,540	169,167
Accounts receivable, net of allowance for doubtful accounts of $498 and $498 at December 31, 2012 and 2011, respectively	42,464	56,506
Inventories, net	46,794	41,285
Prepaid expenses and other current assets	8,305	6,848
Total current assets	400,071	332,586
Property, plant, and equipment, net	19,801	16,009
Intangible assets, net	12,282	452
Other assets	4,832	4,401
Total assets	$436,986	$353,448
Liabilities and Stockholders’ Equity
Current liabilities:
Notes payable	$1,000	$1,000
Accounts payable	17,741	10,980
Accrued expenses	14,860	22,373
Deferred product and services income	16,964	14,953
Total current liabilities	50,565	49,306
Other liabilities	11,235	8,113
Commitments and contingencies
Stockholders’ equity:
Preferred Stock, $0.001 par value: 2,000,000 shares authorized; none issued	—	—
Common Stock, $0.001 par value: 80,000,000 shares authorized; 27,092,242 and 25,837,994 shares issued and outstanding at December 31, 2012 and 2011, respectively	28	27
Additional paid-in capital	310,017	278,204
Treasury stock: 1,836,801 and 1,837,801 shares at December 31, 2012 and 2011, respectively	(26,512)	(26,526)
Accumulated other comprehensive income (loss), net	43	(99)
Retained earnings	91,610	44,423
Total stockholders’ equity	375,186	296,029
Total liabilities and stockholders’ equity	$436,986	$353,448
See accompanying notes to consolidated financial statements.

ULTRATECH, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
In thousands, except per share amounts	2012	2011	2010
Net sales
Products	$215,711	$191,538	$124,626
Services	17,811	19,660	15,602
Licenses	1,303	1,135	375
Total net sales	234,825	212,333	140,603
Cost of sales
Cost of products sold	89,750	86,967	56,435
Cost of services	13,265	15,041	12,527
Gross profit	131,810	110,325	71,641
Research, development and engineering	30,085	23,616	19,906
General and administrative	45,327	42,689	34,194
Operating income	56,398	44,020	17,541
Interest expense	5	(21)	(15)
Interest and other income, net	566	161	425
Income before income taxes	56,969	44,160	17,951
Provision for income taxes	9,782	4,930	1,170
Net income	$47,187	$39,230	$16,781
Net income per share—basic
Net income per share	$1.76	$1.51	$0.69
Number of shares used in per share computations—basic	26,881	25,915	24,468
Net income per share—diluted
Net income per share	$1.70	$1.47	$0.67
Number of shares used in per share computations—diluted	27,705	26,778	25,043
See accompanying notes to consolidated financial statements.

ULTRATECH, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Years Ended December 31,
(In thousands)	2012	2011	2010
Net income	$47,187	$39,230	$16,781
Other comprehensive income, net of tax:
Change in unrealized gain (loss) on investments	55	32	(68)
Change in minimum postretirement medical obligation	(2)	(13)	(12)
Change in unrealized gain (loss) on hedge contracts	89	—	—
Other comprehensive income (loss)	142	19	(80)
Total comprehensive income	$47,329	$39,249	$16,701
See accompanying notes to consolidated financial statements.

ULTRATECH, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
In thousands	2012	2011	2010
Cash flows from operating activities:
Net income	$47,187	$39,230	$16,781
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	4,643	3,991	3,241
Amortization of securities discount	344	124	185
Amortization of intangible assets	496	99	99
Amortization of other	334	266	92
Accretion of asset retirement obligations	117	109	111
(Gain) loss on disposal of equipment	5	(2)	112
Stock-based compensation	12,512	9,017	4,839
Excess tax benefit from share-based arrangements	(6,961)	(3,023)	—
Changes in operating assets and liabilities:
Accounts receivable	14,042	(23,681)	(1,399)
Inventories	(4,860)	(4,197)	(11,291)
Prepaid expenses and other current assets	(1,368)	924	(3,614)
Other assets	(585)	(632)	(1,722)
Accounts payable	6,761	(2,174)	6,042
Accrued expenses	(6,719)	9,550	3,908
Income taxes payable	(794)	3,316	242
Deferred product and services income	2,011	1,312	4,795
Other liabilities	9,966	3,162	458
Net cash provided by operating activities	77,131	37,391	22,879
Cash flows from investing activities:
Capital expenditures	(9,271)	(5,284)	(8,258)
Purchase of patents and intangibles	(12,327)	—	—
Purchase of investments in securities	(281,854)	(225,104)	(181,194)
Proceeds from maturities of investments	245,193	176,508	162,001
Net cash used in investing activities	(58,259)	(53,880)	(27,451)
Cash flows from financing activities:
Proceeds from notes payable	4,000	11,000	24,000
Repayment of notes payable	(4,000)	(16,000)	(24,000)
Proceeds from issuance of common stock for stock option exercises	16,677	14,886	10,425
Tax payments for restricted stock unit releases	(4,322)	(1,266)	(844)
Excess tax benefit from exercise of stock options	6,961	3,023	—
Net cash provided by financing activities	19,316	11,643	9,581
Net increase (decrease) in cash and cash equivalents	38,188	(4,846)	5,009
Cash and cash equivalents at beginning of period	58,780	63,626	58,617
Cash and cash equivalents at end of period	$96,968	$58,780	$63,626
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$7	$20	$15
Income taxes paid	$615	$334	$248
Other non-cash changes:
Systems transferred from inventory to equipment and other assets, net	$736	$34	$936
See accompanying notes to consolidated financial statements.

ULTRATECH, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Stockholders’ Equity
	Common Stock		Additional Paid-in Capital	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Accumulated Deficit)	Total Stockholders’ Equity
In thousands, except share data	Shares	Amount
Balance at December 31, 2009	23,838,084	$26	$238,137	$(26,569)	$(38)	$(11,588)	$199,968
Net issuance of common stock under stock option plans	900,956	1	9,589	29	—	—	9,619
Stock-based compensation	—	—	4,839	—	—	—	4,839
Other comprehensive loss	—	—	—	—	(80)	—	(80)
Net income	—	—	—	—	—	16,781	16,781
Total comprehensive income							16,701
Balance at December 31, 2010	24,739,040	27	252,565	(26,540)	(118)	5,193	231,127
Net issuance of common stock under stock option plans	1,098,954	—	13,599	14	—	—	13,613
Stock-based compensation	—	—	9,017	—	—	—	9,017
Excess tax benefit related to stock options			3,023				3,023
Other comprehensive income	—	—	—	—	19	—	19
Net income	—	—	—	—	—	39,230	39,230
Total comprehensive income							39,249
Balance at December 31, 2011	25,837,994	27	278,204	(26,526)	(99)	44,423	296,029
Net issuance of common stock under stock option plans	1,254,248	1	12,340	14			12,355
Stock-based compensation		—	12,512	—	—	—	12,512
Excess tax benefit related to stock options	—	—	6,961	—	—	—	6,961
Other comprehensive income	—	—	—	—	142	—	142
Net income	—	—	—	—	—	47,187	47,187
Total comprehensive income							47,329
Balance at December 31, 2012	27,092,242	$28	$310,017	$(26,512)	$43	$91,610	$375,186

See accompanying notes to consolidated financial statements.

ULTRATECH, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. COMPANY AND INDUSTRY INFORMATION

Nature of Operations

Ultratech, Inc. develops, manufactures and markets photolithography, laser thermal processing and inspection equipment for manufacturers of integrated circuits and nanotechnology components located throughout North America, Europe, Singapore, Japan, Taiwan, Korea and the rest of Asia.
We supply step-and-repeat photolithography systems based on one-to-one imaging technology. Within the integrated circuit industry, we target the market for advanced packaging applications. Within the nanotechnology industry, our target markets include thin film head magnetic recording devices, laser diodes, high-brightness light emitting diodes (“HBLEDs”) and atomic layer deposition ("ALD"). Our laser thermal processing equipment is targeted at advanced annealing applications within the semiconductor industry.

Major Customers

In 2012, Global Foundries Incorporated ("GFI"), Intel Corporation (“Intel”) and Taiwan Semiconductor Manufacturing Co. Ltd. (“TSMC”) accounted for 25%, 21%, and 11% of our total system sales, respectively. In 2011, Intel, Samsung and TSMC accounted for 24%, 18% and 12% of our total system sales, respectively. In 2010, Samsung, TSMC and Intel accounted for 19%, 11%, and 11% of our total systems sales, respectively.

At December 31, 2012, Intel, GFI and TSMC accounted for 31%, 17%, 15%, of our accounts receivable, respectively. At December 31, 2011, Intel, GFI, TSMC, International Business Machines ("IBM") and Huali Corporation accounted for 17%, 17% , 13%, 12% and 11% of our accounts receivable, respectively.

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

Enterprise-Wide Disclosures

Our products are manufactured in the United States and Singapore, and are sold worldwide. We market our products internationally through domestic and foreign-based sales and service offices. The following table presents enterprise-wide sales to external customers and long-lived assets by geographic region:

In thousands	2012	2011	2010
Net sales:
United States	$81,724	$84,467	$29,076
International:
Taiwan	48,843	51,098	44,645
Europe	44,804	20,452	20,645
Rest of the world	43,227	33,725	19,265
Korea	12,916	13,930	22,366
Japan	3,311	8,661	4,606
subtotal	153,101	127,866	111,527
Total	$234,825	$212,333	$140,603
Long-lived assets:
United States	$27,118	$12,475	$12,078
Singapore	5,610	5,142	5,213
Rest of the world	777	421	268
Total	$33,505	$18,038	$17,559

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

A majority of our trade receivables are derived from sales in various geographic areas, principally the United States, Europe, Japan, Taiwan and the rest of Asia, to large companies within the integrated circuit and nanotechnology industries. We perform ongoing credit evaluations of our customers’ financial condition and require collateral, whenever deemed necessary. As of December 31, 2012 and 2011, the recorded value of our accounts receivable approximated fair value due to the short-term nature of our accounts receivable.

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

The U.S. dollar is the functional currency for all foreign operations. Foreign exchange gains and losses which result from the process of remeasuring foreign currency financial statements into U.S. dollars or from foreign currency exchange transactions during the period, are included in interest and other income, net. Net foreign exchange losses in 2012 were $0.3 million, in 2011 were $0.1 million, and in 2010 were insignificant.

We have evaluated subsequent events, as defined by Accounting Standard Codification (“ASC”) Topic 855, through March 1, 2013, which is the issuance date of our financial statements.

Use of Estimates

The preparation of the financial statements and related disclosures in conformity with accounting principles generally accepted in the United States requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities at the date of the consolidated financial statements. By their nature, these estimates and judgments are subject to an inherent degree of uncertainty. On an ongoing basis, management evaluates its estimates, including those related to inventories and purchase order commitments, warranty obligations, asset retirement obligations, bad debts, estimated useful lives of fixed assets, intangible assets, asset impairment, income taxes, deferred income tax valuation allowance, stock-based compensation, and contingencies and litigation. Management bases its estimates on historical experience and on various other analyses and assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

4. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Cash Equivalents

Cash equivalents consist of highly liquid investments with an original maturity date at acquisition of three months or less. The carrying value of cash equivalents approximates fair value.

Investments

Management determines the appropriate classification of its investments at the time of purchase and re-evaluates the classification at each balance sheet date. At December 31, 2012 and 2011, all investments and cash equivalents in our portfolio were classified as “available-for-sale” and are stated at fair value, with the unrealized gains and losses, net of tax, reported in accumulated other comprehensive income (loss), as a separate component of stockholders’ equity. The fair value of short-term investments are estimated based on quoted prices in active markets or significant other observable inputs as of December 31, 2012 and 2011.

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

Other Assets

Included in other assets for the years ended December 31, 2012 and 2011 is restricted cash in the amount of $0.2 million. This restricted cash is in the form of an interest bearing account against a letter of credit with a customer. The restricted cash will be released after the warranty period for the related tool expires.

Long-lived Assets

Equipment and leasehold improvements are stated at cost, less accumulated depreciation and amortization. Equipment is depreciated on a straight-line basis over the estimated useful lives (i.e. three to ten years). Leasehold improvements are amortized on a straight-line basis over the life of the related assets or the lease term, whichever is shorter. Depreciation and amortization expense for the years ended December 31, 2012, 2011 and 2010 was $5.5 million, $4.4 million and $3.4 million, respectively.

We review long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of these assets may not be recoverable. We assess these assets for impairment based on estimated future cash flows from these assets. No asset impairment charges have been recorded during the three years ended December 31, 2012.

Intangible Assets

Purchased technology, patents and other intangible assets are presented at cost, net of accumulated amortization, and are amortized over their estimated useful lives using the straight-line method.

Related-Party Transactions

From time to time, we make loans to our employees. All currently outstanding employee notes accrue interest and have terms ranging from two to six years. Certain notes are secured by deeds of trust for the employees’ personal residences.

During the years ended December 31, 2012 and 2011, we made no new loans to employees. As of December 31, 2012 and December 31, 2011 the aggregate outstanding principal balance of all notes was $0.2 million and $0.3 million, respectively.

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

	Derivatives as of December 31, 2012
In thousands	Balance Sheet Location	Fair Value
Foreign exchange contracts	Other current assets	$28
	Other current liabilities	$(31)
Total derivatives		$(3)

	Derivatives as of December 31, 2011
In thousands	Balance Sheet Location	Fair Value
Foreign exchange contracts	Other current assets	$3
	Other current liabilities	$(1)
Total derivatives		$2

Our derivative financial instruments are subject to both credit and market risk. Credit risk is the risk of loss due to failure of a counter-party to perform its obligations in accordance with contractual terms. Market risk is the potential change in an investment’s value caused by fluctuations in interest and currency exchange rates, credit spreads or other variables. We monitor the credit-worthiness of the financial institutions that are counter-parties to our derivative financial instruments and do not consider the risks of counter-party nonperformance to be material. Credit and market risks, as a result of an offset by the underlying cash flow being hedged, related to derivative instruments were not considered material at December 31, 2012 and 2011.

Cash Flow Hedging

We designate and document as cash flow hedges foreign exchange forward contracts that are used by us to hedge the risk that forecasted revenue may be adversely affected by changes in foreign currency exchange rates. The effective portion of the contracts’ gains or losses is included in accumulated other comprehensive income (loss) (“OCI”) until the period in which the forecasted sale being hedged is recognized, at which time the amount in OCI is reclassified to earnings as a component of revenue. To the extent that any of these contracts are not considered to be effective in offsetting the change in the value of the forecasted sales being hedged, the ineffective portion of these contracts is immediately recognized in income as a component of interest and other income, net. For the year ended December 31, 2012, there was one cash flow hedge with $0.1 million excluded from effectiveness testing. This hedge was for 179.0 million yen with a U.S. dollar value of $2.2 million. Other than the foregoing, there was no hedge ineffectiveness for the year ended December 31, 2012. We calculate hedge effectiveness at a minimum each fiscal quarter. We measure hedge effectiveness by comparing the cumulative change in the spot rate of the derivative with the cumulative change in the spot rate of the anticipated sales transactions. The maturity of these instruments is generally nine months or less. We record any excluded components of the hedge in interest and other income, net.

In the event the underlying forecasted transaction does not occur within the designated hedge period or it becomes probable that the forecasted transaction will not occur, the related gains and losses on the cash flow hedge are reclassified from OCI to interest and other income, net on the consolidated statement of operations.

We recorded an accumulated gain as a component of other comprehensive income (loss) at December 31, 2012 in the amount of $0.1 million.

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

At December 31, 2012 and 2011, we had currency sell-forward contracts classified as fair value hedges for the sale of Japanese yen of $0.8 million and $0.4 million, respectively. At December 31, 2012 and 2011, we had buy-forward contracts classified as fair value hedges for the purchase of Japanese yen of $0.9 million and $0.7 million, respectively. The fair value of derivatives classified as fair value hedges at December 31, 2012 and 2011 was insignificant. The following sets forth the effect of the derivative instruments on our Consolidated Statements of Operations for the year ended December 31, 2012 and 2011, respectively (in thousands):

Derivatives in ASC 815 Fair Value Hedging Relationship	Location of Loss Recognized in Income on Derivatives	Amount of Loss Recognized in Income on Derivatives for the Year Ended December 31, 2012
Foreign exchange contracts	Interest and other income (expense), net	($5)

Derivatives in ASC 815 Fair Value Hedging Relationship	Location of Gain Recognized in Income on Derivatives	Amount of Gain Recognized in Income on Derivatives for the Year Ended December 31, 2011
Foreign exchange contracts	Interest and other income (expense), net	$28

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

Costs related to deferred product revenues are capitalized (deferred) and recognized at the time of revenue recognition. Deferred product revenue and costs are netted on our balance sheet, under the caption “deferred product and services income.” The gross amount of deferred revenues and deferred costs at December 31, 2012 were $24.6 million and $7.6 million, respectively. The gross amount of deferred revenues and deferred costs at December 31, 2011 were $20.7 million and $5.7 million, respectively.

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

Deferred Income Taxes

Deferred income taxes are provided for the tax effect of temporary differences between the tax basis of assets and liabilities and their reported amounts in the financial statements. ASC Topic 740, Income Taxes (“ASC 740”) provides for recognition of deferred tax assets if the realization of such deferred tax assets is more likely than not to occur. Realization of our net deferred tax assets is dependent upon our generation of sufficient taxable income in future years in appropriate tax jurisdictions to obtain the benefit of the reversal of temporary differences, net operating loss carry-forwards, and tax credit carry-forwards. The amount of deferred tax assets considered realizable is subject to adjustment in future periods if estimates of future taxable income are changed. With the exception of certain international jurisdictions (i.e. Japan and Taiwan), we have determined that at this time it is more likely than not that deferred tax assets attributable to the remaining jurisdictions will not be realized, primarily due to uncertainties related to our ability to utilize the net operating loss and tax credit carry-forwards before they expire based on the fact that it is more likely than not we will not generate sufficient taxable income in the relevant jurisdictions. Accordingly, we have established a valuation allowance for such deferred tax assets. Management continues to monitor the relative weight of positive and negative evidence of future profitability in relevant jurisdictions. It is possible that sometime in the next 12 months the positive evidence will be sufficient to release a material amount of our valuation allowance; however, there is no assurance this will occur. See Note 13 Income Taxes for further details.

Taxes Collected from Customers

We collect taxes from our customers for sales transactions as assessed by respective governmental authorities. On our consolidated statements of operations these taxes are presented on a net basis and are excluded from revenues and expenses.

Impact of Recently Issued Accounting Standards

In June 2011, the FASB issued ASU No. 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income to increase the prominence of items reported in other comprehensive income. Specifically, the new guidance allows an entity to present components of net income or other comprehensive income in one continuous statement, referred to as the statement of comprehensive income, or in two separate, but consecutive statements. The new guidance eliminates the current option to report other comprehensive income and its components in the consolidated statement of shareholder's equity. While the new guidance changes the presentation of comprehensive income, there are no changes to the components that are recognized in net income or other comprehensive income under current accounting guidance. This new guidance is effective for fiscal years and interim periods beginning after December 15, 2011. We adopted the new guidance and it had no impact on our consolidated financial position, results of operations or cash flows.

In September 2011, the FASB issued Accounting Standards Update (ASU) No. 2011-08, Intangibles—Goodwill and Other (Topic 350): Testing Goodwill for Impairment. ASU 2011-08 is intended to simplify how entities, both public and nonpublic, test goodwill for impairment. ASU 2011-08 permits an entity to first assess qualitative factors to determine whether it is "more likely than not" that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test described in Topic 350, Intangibles-Goodwill and Other. The more-likely-than-not threshold is defined as having a likelihood of more than 50%. ASU 2011-08 is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. We adopted the new guidance and it had no impact on our consolidated financial position, results of operations or cash flows.

In February 2013, the FASB issued authoritative guidance related to reclassifications out of accumulated OCI. Under the amendments in this update, an entity is required to report, in one place, information about reclassifications out of accumulated OCI and to report changes in its accumulated OCI balances. For significant items reclassified out of accumulated OCI to net income in their entirety in the same reporting period, reporting is required about the effect of the reclassifications on the respective line items in the statement where net income is presented. For items that are not reclassified to net income in their entirety in the same reporting period, a cross reference to other disclosures currently required under U.S. GAAP is required in the notes to the consolidated financial statements. We plan to adopt this guidance in the first quarter of fiscal year 2013 and do not believe that the adoption of this guidance will have a material impact on its Consolidated Financial Statements.

5. STOCK-BASED COMPENSATION

The following table shows total stock-based compensation expense recognized under ASC Topic 718, Compensation—Stock Compensation (“ASC 718”), for employees and directors and the effect to the accompanying Consolidated Statement of Operations for the years ended December 31, 2012, 2011 and 2010.

In thousands	2012	2011	2010
Cost of sales	$653	$458	$329
Research, development, and engineering	1,860	1,482	904
Selling, general and administrative expenses	9,999	7,077	3,606
Total stock-based compensation expense	$12,512	$9,017	$4,839

Compensation cost capitalized as part of inventory was $0.3 million, $0.3 million and insignificant during the years ended December 31, 2012, 2011 and 2010, respectively.

The estimated fair value of our stock-based awards, less expected forfeitures, is amortized over the awards’ vesting period using a single grant approach on a ratable basis for awards granted after the adoption of ASC 718 and using a multiple grant approach on an accelerated basis for awards granted prior to the adoption of ASC 718.

The fair value of each option award is estimated on the date of grant using the Black-Scholes valuation model and the assumptions noted in the following table. The expected life of options is based on observed historical exercise patterns. Groups of employees that have similar historical exercise patterns have been considered separately for valuation purposes. The Black-Scholes valuation input for expected volatility used for our stock options for all years presented was based on the historical volatility of our common stock. The risk free interest rate is based on the implied yield on a U.S. Treasury zero-coupon issue with a remaining term equal to the expected term of the option. The dividend yield reflects that we have not paid any cash dividends since inception and do not intend to pay any cash dividends in the foreseeable future.

We used the following weighted-average assumptions to estimate the fair value of stock options at the date of grant using the Black-Scholes option-pricing model.

	2012	2011	2010
Expected life (in years)	8.0	8.2	8.0
Risk-free interest rate	1.5%	2.8%	2.9%
Volatility factor	48%	48%	51%
Dividend yield	—	—	—

The weighted-average fair value per share of stock options granted during 2012, 2011 and 2010 was $16.03, $14.61, and $9.48 respectively.

1993 Stock Option Plan/Stock Issuance Plan

On July 19, 2011, our stockholders approved amendments to our 1993 Stock Option/Stock Issuance Plan which increased the number of shares available for issuance pursuant to the 1993 Plan by 3.3 million shares. The amendments, which were adopted by our Board of Directors on May 31, 2011, effective as of their approval by our stockholders, increased the share reserve, altered share-counting procedures, made changes to the non-employee director automatic grant program and enabled the granting of performance-based awards under the plan. These plans provide for the grant of stock-based awards to our eligible employees, consultants and advisers and non-employee directors.

Under our 1993 Stock Option Plan/Stock Issuance Plan, as amended and restated as of May 31, 2011, officers and other key employees, non-employee Board members and consultants may receive equity incentive awards in the form of stock options to purchase shares of common stock at no less than 100% of fair value at the grant date or restricted stock or restricted stock units. Options historically have vested in equal monthly installments over a fifty-month period or one hundred-month period, with a minimum vesting period of twelve months from the grant date, and generally expire ten years from the date of grant or upon the expiration of a limited period following any earlier termination of employment. The plan was amended in January 2006 to allow the issuance of shares pursuant to restricted stock unit awards, and during the years ended December 31, 2012, 2011 and 2010, restricted stock unit awards were made which generally vest in equal annual installments over a three-year period measured from the award date but which defer the issuance of the vested shares until the end of the vesting period, subject to earlier issuance upon termination of employment under certain circumstances or a change in control. Awards under the plan may be subject to accelerated vesting under certain circumstances should a change in control occur. The plan terminates on the earlier of June 6, 2020 or the date on which all shares available for issuance under the plan have been issued. Under the plan, approximately 1.8 million, 3.2 million and 1.4 million shares were available for issuance at December 31, 2012, 2011 and 2010, respectively.

1998 Supplemental Stock Option/Stock Issuance Plan

Under our 1998 Supplemental Stock Option/Stock Issuance Plan, as amended, eligible employees (i.e. other than executive officers and employees holding the title of Vice President or General Manager) were able to receive options to purchase shares of common stock at not less than 100% of fair value on the grant date. These options generally vest in equal monthly installments over a fifty-month period, with a minimum vesting period of twelve months from grant date, and generally expire ten years from date of grant, subject to earlier termination following the optionee’s cessation of employee status. Direct stock issuances may also be made under the plan, subject to similar vesting provisions. The plan was amended in January 2008 to allow the issuance of shares pursuant to restricted stock unit awards. Since the plan terminated on October 19, 2008, there were no options available for issuance under the plan at December 31, 2012 and 2011.

Stock Option Activity

A summary of our stock option activity for the period ended December 31, 2012, and related information follows:

	Options	Weighted- Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value as of December 31, 2012
Outstanding at January 1, 2012	3,259,142	$19.44
Granted	951,500	$30.09
Exercised	(983,998)	$16.92
Forfeited and expired	(31,071)	$24.59
Outstanding at December 31, 2012	3,195,573	$23.33	7.1	$44,632
Exercisable at December 31, 2012	1,140,436	$19.42	4.3	$20,392
Vested and expected to vest as of December 31, 2012, net of anticipated forfeitures	3,017,753	$23.15	7.0	$42,711

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between our closing stock price on the last trading day of the year ended December 31, 2012 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on December 31, 2012. Total intrinsic value of options exercised (selling price of the exercised stock less the option strike price multiplied by the share amount) in the year ended December 31, 2012 was $14.0 million as compared to $11.6 million and $3.6 million in each of 2011 and 2010, respectively. Cash received from option exercises in the years ended December 31, 2012 and 2011 was $16.7 million and $14.9 million, respectively.

A summary of our option activity for the years ended December 31, 2011 and 2010 follows:

	2011		2010
	Options	Weighted- Average Exercise Price	Options	Weighted- Average Exercise Price
Outstanding at January 1	3,269,147	$16.35	3,377,151	$15.62
Granted	1,091,500	$25.97	818,500	$16.53
Exercised	(960,818)	$15.47	(780,833)	$13.35
Forfeited and expired	(140,687)	$25.68	(145,671)	$16.27
Outstanding at December 31	3,259,142	$19.44	3,269,147	$16.35

At December 31, 2012, options outstanding were as follows:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Options	Weighted- Average Remaining Contractual Life (Years)	Weighted- Average Exercise Price	Options	Weighted- Average Exercise Price
$9.66 - $15.65	576,464	5.17	$13.27	364,744	$12.86
$16.01 - $20.00	539,987	5.47	$17.97	286,117	$17.27
$20.10 - $22.53	619,812	5.86	$22.12	262,042	$21.91
$27.75 - $29.54	634,010	9.18	$28.56	85,832	$28.21
$29.68 - $31.24	807,300	8.89	$30.75	141,701	$30.71
$31.91 - $31.94	18,000	9.44	$31.92	—	$—
Outstanding at December 31	3,195,573	7.11	$23.33	1,140,436	$19.42

As of December 31, 2012, $28.6 million of total unrecognized compensation cost related to stock options is expected to be recognized over a weighted-average period of 5.5 years.

Restricted Stock Unit Activity

A summary of our restricted stock unit activity as of December 31, 2012, 2011 and 2010, and related information follows:

	2012		2011		2010
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted-Average Grant Date Fair Value	Shares	Weighted-Average Grant Date Fair Value
Nonvested stock at January 1	663,504	$22.60	431,866	$15.64	383,894	$13.51
Granted	496,875	$30.02	521,875	$25.98	400,750	$16.33
Vested	(276,969)	$25.15	(271,651)	$18.23	(347,710)	$14.14
Forfeited	(9,040)	$20.02	(18,586)	$19.68	(5,068)	$13.43
Nonvested stock at December 31	874,370	$26.04	663,504	$22.60	431,866	$15.64

A total of 296,129 shares of our common stock subject to restricted stock units was vested but not yet distributed as of December 31, 2012. Stock-based compensation expense related to our restricted stock units for the year ended December 31, 2012 was $7.0 million. As of December 31, 2012, $22.1 million of total unrecognized compensation cost related to unvested restricted stock units is expected to be recognized over a weighted-average period of 4.5 years. Total fair value of vested shares in the year ended December 31, 2012 was $7.0 million compared to $5.0 million and $4.9 million in 2011 and 2010, respectively.

6. BASIC AND DILUTED NET INCOME PER SHARE

The following sets forth the computation of basic and diluted net income per share:

	Years Ended December 31,
In thousands, except per share amounts	2012	2011	2010
Numerator:
Net income	$47,187	$39,230	$16,781
Denominator:
Basic weighted-average shares outstanding	26,881	25,915	24,468
Effect of dilutive employee stock options and restricted stock units	824	863	575
Diluted weighted-average shares outstanding	27,705	26,778	25,043
Net income per share—basic	$1.76	$1.51	$0.69
Net income per share—diluted	$1.70	$1.47	$0.67

For the year ended December 31, 2012, a total of 1.4 million shares of common stock subject to options and restricted stock units were excluded from the computation of diluted net income per share as the resulting effect would have been anti-dilutive, compared to 1.1 million shares and 1.5 million shares for the years ended December 31, 2011 and 2010, respectively. Options and restricted stock units are anti-dilutive when we have a net loss or when the exercise price of the stock option and the average unrecognized compensation cost of the stock option or restricted stock unit are greater than the average market price of our common stock.

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

We measure certain financial assets and liabilities at fair value on a recurring basis, including available-for-sale securities and foreign currency derivatives. There were no movements between levels one and two for any years presented. The fair value of these certain financial assets and liabilities was determined at December 31, 2012 and 2011, respectively:

		Fair Value Measurements at December 31, 2012 Using
In thousands	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available-for-sale securities(1)
Commercial paper	$19,996	$—	$19,996	$—
Money market funds	15,107	15,107	—	—
U.S. corporate debt securities	—	—	—	—
U.S. treasury bills and notes	6,045	—	6,045	—
Securities and obligations of U.S. government agencies	210,730	—	210,730	—
	251,878	15,107	236,771	—
Foreign currency derivatives(2)	28	—	28	—
Foreign currency derivatives(3)	(31)	—	(31)	—
	$251,875	$15,107	$236,768	$—

		Fair Value Measurements at December 31, 2011 Using
In thousands	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available-for-sale securities(1)
Commercial paper	$9,996	$—	$9,996	$—
Money market funds	6,706	6,706	—	—
U.S. corporate debt securities	1,440	—	1,440	—
U.S. treasury bills and notes	3,913	—	3,913	—
Securities and obligations of U.S. government agencies	162,669	—	162,669	—
	184,724	6,706	178,018	—
Foreign currency derivatives(2)	3	—	3	—
Foreign currency derivatives(3)	(1)	—	(1)	—
	$184,726	$6,706	$178,020	$—
___________________

(1)	Included in cash and cash equivalents and short-term investments on our consolidated balance sheet. Cash equivalents at December 31, 2012 and 2011 were $46.3 million and $15.6 million, respectively.

(2)	Included in current assets on our consolidated balance sheet. Consisted of forward foreign exchange contracts for the Japanese yen. See Note 4 - Derivative Instruments and Hedging.

(3)	Included in current liabilities on our consolidated balance sheet. Consisted of forward foreign exchange contracts for the Japanese yen. See Note 4 - Derivative Instruments and Hedging.

8. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

Accumulated other comprehensive income (loss) is comprised of the following items, net of tax for the years ended December 31, 2012 and 2011:

In thousands	December 31, 2012	December 31, 2011
Unrealized gain (loss) on:
Available-for-sale investments	$25	$(30)
Change in postretirement benefit obligation	(71)	(69)
Change in unrealized gain in hedge contracts	89	—
Accumulated other comprehensive gain (loss) at end of period	$43	$(99)

The amount of loss on foreign exchange contracts reclassified to earnings was zero in both 2012 and 2011. Unrealized gains and losses on investments affect the short-term investment line on our consolidated balance sheet. Amounts in other comprehensive income for changes in the minimum post-retirement obligation are expensed to our consolidated statement of operations in the selling, general, and administrative expense line.

9. INVESTMENTS

We classified all of our investments as “available-for-sale” as of December 31, 2012 and 2011. Accordingly, we state our investments at estimated fair value. Fair values are determined based on quoted market prices or pricing models using current market rates. We deem all investments to be available to meet current working capital requirements.

The following is a summary of our investments:

	December 31, 2012				December 31, 2011
Cash equivalents and Available- for-sale Investments, in thousands	Amortized Cost	Accumulated Other Comprehensive Income		Estimated Fair Value	Amortized Cost	Accumulated Other Comprehensive Income		Estimated Fair Value
		Gains	Losses			Gains	Losses
Commercial paper	$19,996	$—	$—	$19,996	$9,996	$—	$—	$9,996
Money market funds	15,107	—	—	15,107	6,706	—	—	6,706
U.S. corporate debt securities	—	—		—	1,441	—	1	1,440
U.S. treasury bills and notes	6,040	5	—	6,045	3,908	5	—	3,913
Securities and obligations of U.S. government agencies	210,710	77	57	210,730	162,703	37	71	162,669
Total	$251,853	$82	$57	$251,878	$184,754	$42	$72	$184,724

The following is a reconciliation of our investments to the balance sheet classifications at December 31, 2012 and 2011:

In thousands	2012	2011
Cash equivalents	$46,338	$15,557
Short-term investments	205,540	169,167
Investments, at estimated fair value	$251,878	$184,724

Gross realized gains and losses on sales of investments were insignificant in each of the years ended December 31, 2012, 2011 and 2010, respectively.

The gross amortized cost and estimated fair value of our investments at December 31, 2012, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because the issuers of the securities may have the right to prepay obligations without prepayment penalties.

In thousands	Gross Amortized Cost	Fair Value
Due in one year or less	$245,827	$245,847
Due after one year to two years	6,026	6,031
Total	$251,853	$251,878

The following table provides the breakdown of the cash equivalents and investments with unrealized losses at December 31, 2012:

	In Loss Position for Less Than 12 Months		In Loss Position for More Than 12 Months		Total
Investments, in thousands	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Securities and obligations of U.S. government agencies	15,896	57	—	—	15,896	57
Total	$15,896	$57	$—	$—	$15,896	$57

The following table provides the breakdown of the cash equivalents and investments with unrealized losses at December 31, 2011:

	In Loss Position for Less Than 12 Months		In Loss Position for More Than 12 Months		Total
Investments, in thousands	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
U.S. corporate debt securities	$1,440	$1	$—	$—	$1,440	$1
Securities and obligations of U.S. government agencies	$28,173	$71	$—	$—	$28,173	$71
Total	$29,613	$72	$—	$—	$29,613	$72

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

We have not recorded any OTTI of our investments for the years ended December 31, 2012, 2011 and 2010.

10. BALANCE SHEET DETAIL

In thousands	December 31, 2012	December 31, 2011
Inventories, net:
Raw materials	$19,597	$17,373
Work-in-process	9,708	12,404
Finished products	17,489	11,508
Total (net of reserves)	$46,794	$41,285
Property, plant, and equipment, net
Machinery and equipment	$37,598	$34,162
Leasehold improvements	14,141	12,436
Office equipment and furniture(a)	13,458	12,338
	65,197	58,936
Accumulated depreciation and amortization	(45,396)	(42,927)
Total	$19,801	$16,009
Other Assets:
Deferred compensation plan assets	2,070	808
Demo equipment	1,422	1,577
Other	1,340	2,016
Total	$4,832	$4,401
Accrued expenses:
Accrued payroll-related liabilities	$10,359	$10,023
Advanced billings	29	5,809
Warranty accrual	2,273	2,398
Accrued taxes-other	—	1,729
Capital lease, current portion	15	176
Other	2,184	2,238
Total	$14,860	$22,373
Other Liabilities:
Deferred compensation plan liabilities	$2,477	$1,120
Asset retirement obligations	2,123	1,925
Deferred service income - long term	1,631	1,458
Postretirement benefits obligation	967	909
Income tax payable - long term	3,710	2,344
Other	327	357
Total	$11,235	$8,113
 ___________________

(a)
As of December 31, 2012, we had no office equipment and furniture under a capital lease. As of December 31, 2011, office equipment and furniture included $0.7 million of cost capitalized under a capital lease. Accumulated depreciation as of December 31, 2011 was $0.6 million.

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

Changes in our product liability are as follows:

In thousands	December 31, 2012	December 31, 2011
Balance, beginning of year	$2,398	$2,111
Liabilities accrued for warranties issued	3,606	3,315
Warranty claims paid and utilized	(2,525)	(1,711)
Changes in accrued warranty liabilities	(1,206)	(1,317)
Balance, end of year	$2,273	$2,398

Deferred Service Income

We sell service contracts for which revenue is deferred and recognized ratably over the contract period (for time based service contracts) or as service hours are delivered (for contracts based on a purchased quantity of hours). Changes in our deferred service revenue are as follows:

In thousands	December 31, 2012	December 31, 2011
Balance, beginning of year	$4,991	$2,903
Service contracts billed during year	6,914	7,162
Service contract revenue recognized during year	(5,843)	(5,074)
Balance, end of year	$6,062	$4,991

Balance sheet classification
Service contracts classified as short-term	$4,431	$3,533
Service contracts classified as long-term	1,631	1,458
Balance, end of year	$6,062	$4,991

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

The following table sets forth an analysis of the ARO activity for the years ended December 31, 2012 and 2011:

In thousands	2012	2011
Balance as of January 1	$1,925	$1,726
Accretion expense	117	111
Liabilities incurred	81	88
Balance as of December 31	$2,123	$1,925

Advanced Billings

On occasion, we require, or our customers pay, a deposit in advance of order shipment. These amounts are classified as advanced billings until the related order ships. As of the year ended December 31, 2012, we have received insignificant dollars of advanced billings from our customers as compared to $5.8 million for the year ended December 31, 2011.

11. NOTES PAYABLE

In December 2004, we entered into a line of credit agreement with a brokerage firm. Under the terms of this agreement, we may borrow funds at a cost equal to the current federal funds rate plus 1.25 basis points (1.30% as of December 31, 2012). Certain of our cash, cash equivalents and short-term investments secure borrowings outstanding under this facility, but we are not restricted in the use of those assets. Funds are advanced to us under this facility based on pre-determined advance rates on the cash and securities held by us in this brokerage account. This agreement has no set expiration date and there are no loan covenants, other than the aforementioned collateral requirement which does not legally restrict the cash and securities. As of each of December 31, 2012 and 2011, $1.0 million and $1.0 million, respectively, were outstanding under this facility, with a related collateral requirement of approximately of $1.3 million and $1.3 million, respectively, of our cash, cash equivalents and short-term investments.

12. EMPLOYEE BENEFIT PLANS

Employee bonus plans

We currently sponsor an executive incentive bonus plan that distributes employee awards based on the achievement of predetermined targets. We recorded charges of $5.5 million, $3.8 million, and $3.7 million under this bonus plan for the years ended December 31, 2012, 2011, and 2010, respectively.

Employee Savings and Retirement Plans

We sponsor a 401(k) employee salary deferral plan that allows voluntary contributions by all full-time employees up to the Internal Revenue Service limits of their pretax earnings. We may also make matching contributions to this plan at our discretion. Employees are eligible for the matching plan if they contribute at least 2% of their compensation. Our contributions, when made, are limited to a maximum of 3% of the employee's compensation if the company exceeds certain income levels. During the years ended December 31, 2012, 2011 and 2010, we made $0.7 million, $0.7 million and no contributions to the plan, respectively.

We also sponsor an executive non-qualified deferred compensation plan (the "Plan") that allows qualifying executives to defer current cash compensation. At December 31, 2012 Plan assets of $2.1 million, representing the cash surrender value of life insurance policies held by us, and liabilities of $2.5 million are included in our consolidated balance sheets under the captions “other assets” and “other liabilities,” respectively.

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

The following table sets forth the amounts of unrecognized prior service cost and unrecognized actuarial gain included in accumulated other comprehensive income:

In thousands	December 31, 2012	December 31, 2011
Prior service cost	$—	$—
Net actuarial gain	71	69
Amount recognized in other comprehensive income	$71	$69

There was no prior service cost and actuarial loss included in accumulated other comprehensive income for the year ended December 31, 2012.

The reconciliation of the beginning and ending balance of the accumulated postretirement benefit obligation and the fair value of plan assets for the years ended December 31, 2012 and 2011 is as follows:

In thousands	December 31, 2012	December 31, 2011
Benefit obligation at beginning of year	$909	$831
Interest cost	38	44
Actuarial loss	20	34
Benefit obligation at end of year	967	909
Fair value of plan assets at end of year	—	—
Funded status at end of year	$(967)	$(909)

Amounts recognized in the statement of financial position consist of:

In thousands	December 31, 2012	December 31, 2011
Noncurrent assets	$—	$—
Current liabilities	—	—
Noncurrent liabilities	(967)	(909)
	$(967)	$(909)

Weighted-average discount rates as of December 31, 2012 were 3.7% and 3.9% for each of the Chief Executive Officer’s plan and the Chief Financial Officer’s plan, respectively, as compared to 4.1% and 4.3%, as of December 31, 2011.

For measurement purposes, a 6% annual rate of increase in the per capita cost of covered health care benefits was assumed for the year ended December 31, 2012 and the rate was assumed to remain at 6% thereafter.

Components of net periodic benefit cost and other amounts recognized from other comprehensive income are as follows:

In thousands	December 31, 2012	December 31, 2011
Interest cost	$38	$44
Amortization of prior service cost	—	—
Amortization of net loss	17	21
Net periodic benefit cost	$55	$65

Other changes in plan assets and benefit obligations recognized from other comprehensive income are as follows:

In thousands	December 31, 2012	December 31, 2011
Net actuarial loss	$2	$13
Prior service cost	—	—
Amortization of prior service cost	—	—
Total recognized from other comprehensive income	$2	$13
Total recognized in net periodic benefit cost and from other comprehensive income	$57	$78

The expected benefit payments in the next 10 years are as follows:

In thousands
2013	$—
2014	—
2015	49
2016	51
2017 to 2023	281
Total expected benefit payments	$381

Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plan. A one-percentage-point change in assumed health care cost trend rates would have the following effects:

	December 31, 2012
In thousands	1-Percentage- Point Increase	1-Percentage- Point Decrease
Effect on total of service and interest cost components	$2	$(2)
Effect on postretirement benefit obligation	$153	$(128)

13. INCOME TAXES

The domestic and foreign components of income before income taxes and cumulative adjustments are as follows:

	Years Ended December 31,
In thousands	2012	2011	2010
Domestic	$34,227	$42,021	$34,074
Foreign	22,742	2,139	(16,123)
Income before income taxes	$56,969	$44,160	$17,951

The components of the provision for income taxes were as follows:

	Years Ended December 31,
In thousands	2012	2011	2010
Federal:
Current	$8,899	$4,152	$825
Deferred	—	—	—
	8,899	4,152	825
State:
Current	459	427	68
Deferred	—	—	—
	459	427	68
Foreign:
Current	372	485	336
Deferred	52	(134)	(59)
	424	351	277
Total income tax provision	$9,782	$4,930	$1,170

The difference between the provision for income taxes and the amount computed by applying the U.S. federal statutory rate of 35 percent to income before income taxes is explained below:

	Years Ended December 31,
In thousands	2012	2011	2010
Tax computed at statutory rate	$19,939	$15,456	$6,283
Foreign taxes	(7,536)	(398)	5,920
Credits	(4,654)	(587)	—
Change in valuation allowance	2,033	(9,541)	(11,033)
Income tax provision	$9,782	$4,930	$1,170

To better align with the increasingly international nature of our business, we transitioned certain manufacturing processes to Singapore, thereby bringing these activities closer to our Asia-based customers. We have qualified for tax incentives that provide that certain income earned in Singapore would be subject to a tax holiday and/or reduced tax rates for a limited period of time under the laws of Singapore. To realize these benefits, we must meet certain requirements relating to employment and investment activities. This exemption is expected to expire within 8 years. In 2012, the tax benefit attributable to tax holidays was approximately $5.0 million with a $0.18 impact on diluted earnings per share. In 2011, the tax benefit attributable to tax holidays was approximately $0.3 million with a $0.01 impact on diluted earnings per share. In 2010, the tax benefit attributable to tax holidays was approximately $1.5 million with a $0.06 impact on diluted earnings per share. Our ability to realize benefits from these initiatives could be materially adversely affected if, among other things, applicable requirements are not met, the incentives are substantially modified, or if we incur losses for which we cannot take a deduction.

Significant components of deferred income tax assets and liabilities are as follows:

In thousands	2012	2011	2010
Deferred tax assets:
Net operating loss carry-forwards	$11,564	$11,826	$17,123
Inventory valuation	3,201	3,092	3,207
Bad debt reserve	180	181	133
Basis difference in assets	2,023	2,653	7,136
Tax credit carry-forwards	14,413	19,188	22,645
Warranty reserves	547	735	856
Deferred product and services income	—	—	3,966
Other non-deductible accruals and reserves	4,405	3,586	4,086
Stock compensation	4,091	3,640	3,844
Total deferred tax assets	40,424	44,901	62,996
Valuation allowance	(37,006)	(42,736)	(58,783)
Net deferred tax assets	$3,418	$2,165	$4,213
Deferred tax liabilities:
Unremitted earnings of foreign subsidiaries	$—	$—	$(3,446)
Other	(2,923)	(1,617)	(353)
Total deferred tax liabilities	(2,923)	(1,617)	(3,799)
Net deferred tax assets	$495	$548	$414

We have not provided for U.S. income taxes and foreign withholding taxes on the undistributed earnings of foreign subsidiaries as of December 31, 2012 because we intend to permanently reinvest such earnings outside the United States given that we have moved certain manufacturing processes to Singapore and that our future U.S. cash flows are expected to meet our future U.S. cash needs. As of December 31, 2012, the cumulative amount of earnings for which U.S. income taxes have not been provided is approximately $32.8 million. Determination of the amount of unrecognized deferred tax liability related to these earnings is not practicable.

We currently have a full valuation allowance against our U.S. net deferred tax asset. Each quarter we assess the likelihood that we will be able to recover our deferred tax assets. As a result of our analysis, we concluded that it is more likely than not that, as of December 31, 2012, our net deferred tax assets will not be realized, with the exception of those in Japan and Taiwan. Therefore, we continue to provide a full valuation allowance against net deferred tax assets outside of Japan and Taiwan. Management continues to monitor the relative weight of positive and negative evidence of future profitability in relevant jurisdictions. As of December 31, 2012, we have experienced historical profitability. However, as of December 31, 2012, we have determined that the following negative evidence outweighs the positive evidence such that it is not more likely than not we will generate sufficient taxable income in the relevant jurisdictions to utilize our deferred tax assets and release the associated valuation allowance:

•	Significant product manufacturing in Singapore, resulting in reduced U.S. taxable income,

•	Inherent earnings volatility of our industry resulting in our inability to forecast long term earnings, and

•	Usage limitations resulting in a longer period being required to realize our deferred tax assets.

The net valuation allowance decreased by $5.7 million, $16.0 million and $12.3 million during the years ended December 31, 2012, 2011 and 2010, respectively. The decrease in the valuation allowance in 2012 was primarily due to usage of tax credit carryforwards, election of bonus depreciation, and decrease in warranty reserves.

Approximately $12.8 million of the valuation allowance as of December 31, 2012 is attributable to pre-2006 windfall stock option deductions, the benefit of which will be credited to paid-in capital if and when realized through a reduction in income taxes payable. Beginning in 2006, we are tracking the windfall stock option deductions off balance sheet, as required by ASC 718. As of December 31, 2012, we have a previously recorded balance of $28.6 million of windfall stock option deductions that are being tracked off balance sheet. If and when realized, a tax benefit of $10.0 million associated with those deductions will be credited to additional paid-in capital. In 2012, an entry to paid-in capital for $7.0 million was made to reflect the benefit from windfall stock option deductions, which is the excess of federal income tax liabilities expected on the tax return without windfall stock option deductions over federal income tax liabilities expected on the tax return with windfall stock option deductions.

As of December 31, 2012, we had net operating loss carry-forwards for federal and state tax purposes of $33.0 million and $23.4 million, respectively. We also had federal and California research and development tax credit carry-forwards of approximately $4.8 million and $11.9 million, respectively. The federal and state net operating loss carry-forwards will expire at various dates beginning in 2013 through 2029, if not utilized. The federal tax credit carry-forwards will expire at various dates beginning in 2020 through 2027, if not utilized. The California tax credit carry-forwards have no expiration date.

Utilization of our net operating loss and tax credit carry-forwards is subject to an annual limitation due to an ownership change, as defined by the Internal Revenue Service Code section 382 that occurred in 2007. None of the net operating loss or tax credit carry-forwards is anticipated to expire as a result of the ownership change. Any future changes of ownership could result in the expiration of net operating losses or credits before utilization.

During the year ended December 31, 2012, our reserve for uncertain tax positions increased by $1.2 million. Interest and penalties related to reserve for uncertain tax positions were insignificant in 2012 and 2011. Over the next twelve months, we expect an insignificant decline in the estimated amount of liabilities associated with our uncertain tax positions which arose prior to December 31, 2012 as a result of expiring statutes of limitations in certain foreign jurisdictions.

If we are able to eventually recognize these uncertain tax positions, $5.5 million of the unrecognized benefit on January 1, 2012 and $6.8 million of the unrecognized benefit on December 31, 2012, would reduce our effective tax rate. We currently have a full valuation allowance against our U.S. net deferred tax asset which would impact the timing of the effective tax rate benefit should any of these uncertain tax positions be favorably settled in the future.

We recognize interest and penalties related to uncertain tax positions as a component of income tax expense. As of December 31, 2012, we had accrued an insignificant amount of interest and penalties related to uncertain tax positions.

We are subject to federal and state tax examination for years 1999 forward and 1997 forward, respectively, by virtue of the tax attributes carrying forward from those years. We are also subject to audits in the foreign jurisdictions in which we operate for years 2003 and forward. There are no income tax examinations currently in progress.

A reconciliation of the change in the uncertain income tax benefits from January 1, 2011 to December 31, 2012 is as follows:

In thousands	2012	2011
Balance at January 1	$5,531	$4,075
Tax positions related to the current year:
Additions	1,247	1,511
Tax positions related to the prior years:
Additions	32	—
Reductions	—	(38)
Lapses in statutes of limitations	(18)	(17)
Balance at December 31	$6,792	$5,531

The American Taxpayer Relief Act of 2012, enacted on January 2, 2013, retroactively extended the federal research and development tax credit and exemption of certain intercompany transactions from federal taxation through December 31, 2013. As a result, we expect that our income tax provision for the first quarter of fiscal year 2013 will include a discrete tax benefit which will reduce our effective tax rate for the first quarter of fiscal year 2013 and to a lesser extent our effective annual 2013 tax rate.
14. COMMITMENTS AND CONTINGENCIES

Commitments

We lease our facilities and certain equipment under operating leases. During 2011, we renewed our leases for our sales offices in China, Taiwan and the Philippines. None of these renewed leases were significant commitments for us. During 2012, we extended our leases in Japan, Germany and Korea. The leases for our headquarters and manufacturing operations contain a five-year renewal option subject to a fair market value pricing adjustment. Certain of our leasing arrangements subject us to letter of credit requirements to provide a $2.4 million bank letter of credit as security to the landlord. In addition, certain of our leases require us to restore the facilities back to the original condition at the end of lease terms. As such, we recorded asset retirement obligations related to remediation costs as disclosed in Note 10 herein.

In September 2007, we sublet a portion of our facilities in San Jose, California and accounted for it as an operating lease. This sublease expired in January 2010. In July 2007, we capitalized a five-year lease agreement for a new phone system recorded as office equipment. The implied interest rate for this capital lease is 6.4%. This lease expired on December 31, 2012.

In August 2008 and December 2009, we entered into agreements with a leasing company for the sale and leaseback of certain assets over initial terms of four years. The sales price of the assets was $6.8 million and $5.4 million for the sales in 2008 and 2009, respectively. There was no gain or loss from these transactions. Under the sale-leaseback arrangement, we have an option to purchase the assets back at the future current fair market value upon the expiration of the leases in 2012 and 2013, respectively. On May 10, 2012, we entered into a lease extension for the August 2008 transaction. The twenty-seven month extension is valued at $2.0 million and will expire on August 14, 2014. The leases are classified as operating leases in accordance with ASC Topic 840, Leases. As of December 31, 2012, the minimum future lease payments to be made were $2.0 million.

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

In March 2010, we entered into a building lease agreement in preparation for the expansion of our manufacturing operations in Singapore. The initial term of this lease was three years. On August 15, 2012, Ultratech SE Asia PTE, Ltd (“Singapore SE”), our wholly-owned subsidiary, renegotiated the March 2010 lease and entered into a new lease effective June 15, 2013.

As of December 31, 2012, future minimum lease payments were as follows:

In thousands	Operating Leases
For the years:
2013	$4,002
2014	3,000
2015	2,339
2016	740
2017	604
Thereafter	279
Total minimum lease payments	$10,964

Rent expense was approximately $1.7 million, $2.4 million and $2.7 million for the years ended December 31, 2012, 2011 and 2010, respectively. We had no sublease income in 2012 and 2011 and 2010.

Our open purchase order commitments, which primarily relate to purchases of inventories, equipment and leasehold improvements were approximately $65.5 million as of December 31, 2012.

Legal Proceedings

On July 11, 2003, we filed a lawsuit against a Southern California company asserting infringement of certain claims related to U.S. patent No. 5,621,813 in the U.S. District Court in and for the Northern District of California. On May 17, 2005, the court found the subject patent to be invalid. We appealed this decision. The defendant subsequently brought a motion for reimbursement of its attorneys’ fees and costs in a total asserted amount of approximately $2.0 million. We opposed this motion, and on October 12, 2005, the District Court denied the defendant’s request for attorneys’ fees in its entirety. The defendant appealed that decision. On November 3, 2005, the defendant filed a notice of appeal with respect to the court’s ruling on its motion for attorneys’ fees. In March 2006, the Federal Circuit court upheld the district court’s ruling that the subject patent is invalid. On August 8, 2006, the Federal Circuit court upheld the District Court’s denial of attorneys’ fees. Neither side appealed the rulings by the Federal Circuit.

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

Ultratech, Inc. is a defendant in Dennis Rice v. Ultratech, Inc., et al., a class action lawsuit commenced on June 14, 2012 in the Superior Court of California, County of Santa Clara. The plaintiff alleges that the proposal in our proxy seeking approval to increase the authorized shares of common stock from 40 million to 80 million was misleading and incomplete and that the directors violated their fiduciary duties by making these misleading disclosures. The plaintiff sought to enjoin the stockholders’ vote on this proposal. On July 16, 2012, the Court held a hearing on plaintiff’s motion for a preliminary injunction and issued an order denying the plaintiff’s motion. After plaintiff’s motion for an injunction was denied, plaintiff amended the complaint. On December 18, 2012, we filed a motion to dismiss the amended complaint. On February 26, 2013, the plaintiff filed papers with the Court requesting dismissal of the action with prejudice as to himself. The request for dismissal, which is subject to Court approval, would dispose of the action without prejudice to the uncertified class that the plaintiff purports to represent. Neither the plaintiff nor his counsel will receive any consideration in exchange for voluntarily dismissing the action.

15. INTANGIBLE ASSETS, NET

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

On December 14, 2012, we acquired from Cambridge NanoTech, intangible assets of $4.3 million and other tangible assets of an insignificant amount in a cash transaction. We accounted for this transaction using the acquisition method.

As of December 31, 2012, the gross carrying amount of all our patents was $10.9 million and accumulated amortization was $0.8 million. The weighted average life of all our patents was 12 years as of December 31, 2012. During the years ended December 31, 2012, 2011 and 2010, our amortization expense for our patents was $0.5 million, $0.1 million and $0.1 million, respectively.

The table below summarizes the balances and activity of our intangibles for the years ended December 31, 2012 and 2011:

(In thousands)		At December 31, 2012			At December 31, 2011
Category	Weighted Average Years	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Developed technology	10 Years	$1,080	$—	$1,080	$—	$—	$—
Patents	12 Years	10,946	(831)	10,115	786	(334)	452
Trade names	10 Years	209	—	209	—	—	—
Customer relationships	6 Years	878	—	878	—	—	—
Total		$13,113	$(831)	$12,282	$786	$(334)	$452

Intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset or asset group may not be recoverable. Based on the intangible assets recorded as of December 31, 2012, and assuming no subsequent additions to or impairment of the underlying assets, the remaining estimated annual amortization expense is expected to be as follows:

Year	(In thousands)
2013	1,341
2014	1,327
2015	1,294
2016	1,245
2017	1,192
Thereafter	5,883
Total	12,282

16. FINANCIAL GUARANTEES

Our off-balance sheet transactions consist of certain financial guarantees, both express and implied, related to indemnification for product liability, patent infringement and latent product defects. Other than liabilities recorded pursuant to known product defects, at December 31, 2012, we did not record a liability associated with these guarantees, as we have little or no history of costs associated with such indemnification requirements. Contingent liabilities associated with product liability may be mitigated by insurance coverage we maintain.

REPORT OF ERNST & YOUNG LLP, INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Stockholders of Ultratech, Inc.
We have audited the accompanying consolidated balance sheets of Ultratech, Inc. as of December 31, 2012 and 2011, and the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2012. Our audits also included the financial statement schedule listed in the Index at Item 15(a)(2). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Ultratech, Inc. at December 31, 2012 and 2011, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2012, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Ultratech, Inc.’s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 1, 2013 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP
San Jose, California
March 1, 2013

REPORT OF ERNST & YOUNG LLP, INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Stockholders of Ultratech, Inc.
We have audited Ultratech, Inc.’s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Ultratech, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.
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
As indicated in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of Cambridge NanoTech Inc., which is included in the December 31, 2012 consolidated financial statements of Ultratech, Inc. and constituted 1 percent of total and net assets, as of December 31, 2012. Our audit of internal control over financial reporting of Ultratech, Inc. also did not include an evaluation of the internal control over financial reporting of Cambridge NanoTech, Inc.
In our opinion, Ultratech, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the accompanying consolidated balance sheets of Ultratech, Inc. as of December 31, 2012 and 2011, and the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2012 and our report dated March 1, 2013 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP
San Jose, California
March 1, 2013

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

Management, including our principal executive officer and principal financial officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2012. In making this assessment, management used the criteria set forth by the committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control—Integrated Framework. Based on this assessment, our management has concluded that, as of December 31, 2012, our internal control over financial reporting is effective based on those criteria. Our management has also concluded that our disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure.

This assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of Cambridge, which is included in our December 31, 2012 consolidated financial statements.

Ernst & Young, LLP, the independent registered public accounting firm who also audited our consolidated financial statements, has issued an attestation report on our internal control over financial reporting. This attestation report appears elsewhere herein.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended December 31, 2012 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

The above assessment does not include the internal controls of Cambridge. As described elsewhere in this Annual Report on Form 10-K, we acquired Cambridge on December 14, 2012. Given the timing of the acquisition, and as permitted by

SEC rules and regulations and interpretative guidance, we excluded our evaluation of the effectiveness of the internal control over financial reporting from our Annual Report on Form 10-K for our fiscal year ended December 31, 2012 related to the activities of Cambridge. The process of integrating Cambridge into our evaluation of internal control over financial reporting may result in future changes to our internal control over financial reporting. Cambridge will be part of our evaluation of the effectiveness of internal control over financial reporting in our Annual Report on Form 10-K for our fiscal year ending December 31, 2013.

ITEM 9B.	OTHER INFORMATION

None.

PART III

The information required by Part III is omitted from this Report and is incorporated herein by reference from our definitive proxy statement to be filed within 120 days after the end of our fiscal year pursuant to Regulation 14A for our 2013 Annual Meeting of Stockholders currently scheduled to be held on July 16, 2013.

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information concerning our directors required by this Item is incorporated by reference from the Item captioned “Election of Directors” in our Proxy Statement for the 2013 Annual Meeting of Stockholders (the “Proxy Statement”). The information required by this Item relating to our executive officers is included under the caption “Executive Officers of the Registrant” in Part I of this Annual Report on Form 10-K. Other information required by this Item is incorporated herein by reference from the Item captioned “Section 16(a) Beneficial Ownership Reporting Compliance” in the Proxy Statement.

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

The information required by this Item is incorporated by reference from the item captioned “Fees billed to Ultratech by Ernst & Young LLP during fiscal year 2012” in the Proxy Statement.

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

(2)	Financial Statement Schedules
The following consolidated financial statement schedule is included herein:

Page Number
Schedule II Valuation and Qualifying Accounts	80

Schedules other than those listed above have been omitted since they are either not required, are not applicable, or the required information is shown in the financial statements or related notes.

(3)	Exhibits
Except as indicated in Exhibit 32.1, the following exhibits are filed as part of, or incorporated in reference into this Annual Report on Form 10-K:

Exhibit	Description
3.1(1)	Amended and Restated Certificate of Incorporation of the Registrant, filed October 6, 1993.

3.1.1(1)	Certificate of Amendment of the Amended and Restated Certificate of Incorporation of the Registrant, filed May 17, 1995.

3.1.2(1)	Certificate of Amendment of the Amended and Restated Certificate of Incorporation of the Registrant, filed June 17, 1998.

3.1.3(1)	Certificate of Amendment of the Amended and Restated Certificate of Incorporation of the Registrant, filed June 20, 2003.

3.1.4(8)	Certificate of Amendment of the Amended and Restated Certificate of Incorporation of the Registrant, filed August 31, 2009.

3.2(2)	Amended and Restated Bylaws of Registrant.

4.1(3)	Specimen Common Stock Certificate of Registrant.

10.1(16)	1993 Stock Option/Stock Issuance Plan (amended and restated as of May 31, 2011).

10.2(3)	Form of Indemnification Agreement entered into between the Registrant and certain of its officers and directors.

10.3(4)	Form of Indemnification Agreement entered into between the Registrant and certain officers.

10.4(3)	Standard Industrial Lease—Single Tenant, Full Net between The Equitable Life Assurance Society of the United States, as Landlord, and Registrant, as Tenant, dated August 27, 1993.

10.4.1(4)	First Amendment to Lease between The Equitable Life Assurance Society of the United States, as Landlord, and Registrant, as Tenant, dated November 1999.

10.5(5)	Profit Sharing Plan.

10.6(6)	1998 Supplemental Stock Option/ Stock Issuance Plan (amended and restated effective January 29, 2008).

10.7(7)	Private Wealth Management Client Agreement with Morgan Stanley, dated December 16, 2004.

10.8(9)	Amended and Restated Employment Agreement between Registrant and Mr. Arthur Zafiropoulo, Chief Executive Officer, dated as of October 14, 2008

10.9(9)	Amended and Restated Employment Agreement between Registrant and Mr. Bruce Wright, Chief Financial Officer, dated as of October 14, 2008.

10.10(9)	Form of Restricted Stock Unit Issuance Agreement for Executive Officers with Employment Agreements.

10.11(17)	New Form of Restricted Stock Unit Issuance Agreement for Executive Officers with Employment Agreements.

10.12(9)	Amended and Restated Non-Qualified Supplemental Deferred Compensation Plan.

10.13(9)	Adoption Agreement Related to Amended and Restated Non-Qualified Supplemental Deferred Compensation Plan.

10.14(9)	Amendment No. 1 to Amended and Restated Non-Qualified Supplemental Deferred Compensation Plan.

10.15(9)	Special Form of Stock Option Agreement for Executive Officers with Employment Agreements.

10.16(9)	Special Form of Stock Option Agreement for Executive Officers without Employment Agreements.

10.17(9)	Regular Form of Stock Option Agreement.

10.18(10)	Description of 2012 Management Incentive Compensation Plan.

10.19(11)	New Form of Indemnification Agreement entered into between the Registrant and each of its officers and directors.

10.20(12)	Second Amendment to Lease (3050 Zanker), entered into on October 30, 2009, by and between LaSalle Montague, Inc. and the Registrant.

10.21(13)	Letter Amendment to Employment Agreement - Arthur W. Zafiropoulo.

10.22(13)	Letter Amendment to Employment Agreement - Bruce R. Wright.

10.23(14)	Singapore Lease Agreement dated February 17, 2010.

10.24(15)	Ultratech, Inc. Long-Term Incentive Compensation Plan as Amended and Restated January 24, 2011.

10.25(15)	Amendment No. 2 to Ultratech, Inc. Non-Qualified Supplemental Deferred Compensation Plan, as amended and restated and subsequently amended effective as of January 1, 2005.

10.26(15)	Description of 2011 Management Incentive Compensation Plan.

10.27(18)	Form of Restricted Stock Unit Issuance Agreement for Chief Executive Officer Grants.

10.28(18)	Form of Restricted Stock Unit Issuance Agreement for Chief Financial Officer Grants.

10.29(19)	Patent Assignment Agreement, between the Registrant and International Business Machines Corporation, dated June 26, 2012.

10.30(20)	New Singapore Lease (1Kaki Bukit View, Singapore), among the Registrant, Ascendas, Inc., and Singapore SE, dated August 15, 2012.

21	Subsidiaries of Registrant.

23	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.

24	Power of Attorney (contained in Signature page hereto).

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
___________________

(1)	Incorporated by reference to our Quarterly Report on Form 10-Q for the quarter ended June 28, 2003 (Commission File No. 0-22248).

(2)	Incorporated by reference to our Current Report on Form 8-K filed on April 17, 2012 (Commission File No. 0-22248).

(3)	Incorporated by reference to our Registration Statement on Form S-1 declared effective with the Securities and Exchange Commission on September 28, 1993. (Commission File No. 33-66522).

(4)	Incorporated by reference to our Annual Report on Form 10-K for the year ended December 31, 2002 (Commission File No. 0-22248).

(5)	Incorporated by reference to our 1993 Annual Report on Form 10-K (Commission File No. 0-22248).

(6)	Incorporated by reference to our Current Report on Form 8-K filed on February 1, 2008 (Commission File No. 0-22248).

(7)	Incorporated by reference to our Annual Report on Form 10-K for the year ended December 31, 2004 (Commission File No. 0-22248).

(8)	Incorporated by reference to our Quarterly Report on Form 10-Q for the quarter ended October 3, 2009 (Commission File No. 0-22248).

(9)	Incorporated by reference to our Annual Report on Form 10-K for the year ended December 31, 2008 (Commission File No. 0-22248).

(10)	Incorporated herein by reference to our Current Report on Form 8-K filed on January 27, 2012 (Commission File No. 0-22248).

(11)	Incorporated by reference to our Current Report on Form 8-K filed on January 30, 2009 (Commission File No. 0-22248).

(12)	Incorporated by reference to our Current Report on Form 8-K filed on November 5, 2009 (Commission File No. 0-22248).

(13)	Incorporated by reference to our Current Report on Form 8-K filed on April 23, 2010 (Commission File No. 0-22248).

(14)	Incorporated by reference to our Quarterly Report on Form 10-Q for the quarter ended July 3, 2010 (Commission File No. 0-22248).

(15)	Incorporated herein by reference to our Current Report on Form 8-K filed on January 28, 2011 (Commission File No. 0-22248).

(16)	Incorporated herein by reference to our Current Report on Form 8-K filed on July 25, 2011 (Commission File No. 0-22248).

(17)	Incorporated herein by reference to our Annual Report on Form 10-K for the year ended December 31, 2010 (Commission File No. 0-22248).

(18)	Incorporated by reference to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2012
(Commission File No. 0-22248).
(19)    Incorporated by reference to our Current Report on Form 8-K filed on June 28, 2012 (Commission File No. 0-22248).
(20)    Incorporated by reference to our Current Report on Form 8-K filed on August 21, 2012 (Commission File No. 0-22248).
(b)    Exhibits. See list of exhibits under (a)(3) above.
(c)    Financial Statement Schedules. See list of schedules under (a)(2) above.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunder duly authorized.

ULTRATECH, INC.

Date:	March 1, 2013	By:	/s/ ARTHUR ZAFIROPOULO
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

Signature	Title	Date

/s/ ARTHUR ZAFIROPOULO	Chairman of the Board of Directors and Chief Executive Officer (Principal Executive Officer)	March 1, 2013
Arthur Zafiropoulo
/s/ BRUCE WRIGHT	Senior Vice President, Finance, Chief Financial Officer and Secretary (Principal Financial and Accounting Officer)	March 1, 2013
Bruce Wright
/s/ DENNIS RANEY	Director	March 1, 2013
Dennis Raney
/s/ RICK TIMMINS	Director	March 1, 2013
Rick Timmins
/s/ HENRI RICHARD	Director	March 1, 2013
Henri P Richard
/s/ JOEL GEMUNDER	Director	March 1, 2013
Joel Gemunder
/s/ NICHOLAS KONIDARIS	Director	March 1, 2013
Nicholas Konidaris
/s/ MICHAEL CHILD	Director	March 1, 2013
Michael Child

SCHEDULE II
ULTRATECH, INC.
VALUATION AND QUALIFYING ACCOUNTS
(in thousands)

Description	Balance at Beginning of Year	Charged (Credited) to Costs and Expenses	Balance at End of Year
Allowance for doubtful accounts:
2010	$318	$27	$345
2011	$345	$153	$498
2012	$498	$—	$498

EXHIBIT INDEX

Exhibit	Description
3.1(1)	Amended and Restated Certificate of Incorporation of the Registrant, filed October 6, 1993.

3.1.1(1)	Certificate of Amendment of the Amended and Restated Certificate of Incorporation of the Registrant, filed May 17, 1995.

3.1.2(1)	Certificate of Amendment of the Amended and Restated Certificate of Incorporation of the Registrant, filed June 17, 1998.

3.1.3(1)	Certificate of Amendment of the Amended and Restated Certificate of Incorporation of the Registrant, filed June 20, 2003.

3.1.4(8)	Certificate of Amendment of the Amended and Restated Certificate of Incorporation of the Registrant, filed August 31, 2009.

3.2(2)	Amended and Restated Bylaws of Registrant.

4.1(3)	Specimen Common Stock Certificate of Registrant.

10.1(16)	1993 Stock Option/Stock Issuance Plan (amended and restated as of May 31, 2011).

10.2(3)	Form of Indemnification Agreement entered into between the Registrant and certain of its officers and directors.

10.3(4)	Form of Indemnification Agreement entered into between the Registrant and certain officers.

10.4(3)	Standard Industrial Lease—Single Tenant, Full Net between The Equitable Life Assurance Society of the United States, as Landlord, and Registrant, as Tenant, dated August 27, 1993.

10.4.1(4)	First Amendment to Lease between The Equitable Life Assurance Society of the United States, as Landlord, and Registrant, as Tenant, dated November 1999.

10.5(5)	Profit Sharing Plan.

10.6(6)	1998 Supplemental Stock Option/ Stock Issuance Plan (amended and restated effective January 29, 2008).

10.7(7)	Private Wealth Management Client Agreement with Morgan Stanley, dated December 16, 2004.

10.8(9)	Amended and Restated Employment Agreement between Registrant and Mr. Arthur Zafiropoulo, Chief Executive Officer, dated as of October 14, 2008

10.9(9)	Amended and Restated Employment Agreement between Registrant and Mr. Bruce Wright, Chief Financial Officer, dated as of October 14, 2008.

10.10(9)	Form of Restricted Stock Unit Issuance Agreement for Executive Officers with Employment Agreements.

10.11(17)	New Form of Restricted Stock Unit Issuance Agreement for Executive Officers with Employment Agreements.

10.12(9)	Amended and Restated Non-Qualified Supplemental Deferred Compensation Plan.

10.13(9)	Adoption Agreement Related to Amended and Restated Non-Qualified Supplemental Deferred Compensation Plan.

10.14(9)	Amendment No. 1 to Amended and Restated Non-Qualified Supplemental Deferred Compensation Plan.

10.15(9)	Special Form of Stock Option Agreement for Executive Officers with Employment Agreements.

10.16(9)	Special Form of Stock Option Agreement for Executive Officers without Employment Agreements.

10.17(9)	Regular Form of Stock Option Agreement.

10.18(10)	Description of 2012 Management Incentive Compensation Plan.

10.19(11)	New Form of Indemnification Agreement entered into between the Registrant and each of its officers and directors.

10.20(12)	Second Amendment to Lease (3050 Zanker), entered into on October 30, 2009, by and between LaSalle Montague, Inc. and the Registrant.

10.21(13)	Letter Amendment to Employment Agreement - Arthur W. Zafiropoulo.

10.22(13)	Letter Amendment to Employment Agreement - Bruce R. Wright.

10.23(14)	Singapore Lease Agreement dated February 17, 2010.

10.24(15)	Ultratech, Inc. Long-Term Incentive Compensation Plan as Amended and Restated January 24, 2011.

10.25(15)	Amendment No. 2 to Ultratech, Inc. Non-Qualified Supplemental Deferred Compensation Plan, as amended and restated and subsequently amended effective as of January 1, 2005.

10.26(15)	Description of 2011 Management Incentive Compensation Plan.

10.27(18)	Form of Restricted Stock Unit Issuance Agreement for Chief Executive Officer Grants.

10.28(18)	Form of Restricted Stock Unit Issuance Agreement for Chief Financial Officer Grants.

10.29(19)	Patent Assignment Agreement, between the Registrant and International Business Machines Corporation, dated June 26, 2012.

10.30(20)	New Singapore Lease (1Kaki Bukit View, Singapore), among the Registrant, Ascendas, Inc., and Singapore SE, dated August 15, 2012.

21	Subsidiaries of Registrant.

23	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.

24	Power of Attorney (contained in Signature page hereto).

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
___________________

(1)	Incorporated by reference to our Quarterly Report on Form 10-Q for the quarter ended June 28, 2003 (Commission File No. 0-22248).

(2)	Incorporated by reference to our Current Report on Form 8-K filed on April 17, 2012 (Commission File No. 0-22248).

(3)	Incorporated by reference to our Registration Statement on Form S-1 declared effective with the Securities and Exchange Commission on September 28, 1993. (Commission File No. 33-66522).

(4)	Incorporated by reference to our Annual Report on Form 10-K for the year ended December 31, 2002 (Commission File No. 0-22248).

(5)	Incorporated by reference to our 1993 Annual Report on Form 10-K (Commission File No. 0-22248).

(6)	Incorporated by reference to our Current Report on Form 8-K filed on February 1, 2008 (Commission File No. 0-22248).

(7)	Incorporated by reference to our Annual Report on Form 10-K for the year ended December 31, 2004 (Commission File No. 0-22248).

(8)	Incorporated by reference to our Quarterly Report on Form 10-Q for the quarter ended October 3, 2009 (Commission File No. 0-22248).

(9)	Incorporated by reference to our Annual Report on Form 10-K for the year ended December 31, 2008 (Commission File No. 0-22248).

(10)	Incorporated herein by reference to our Current Report on Form 8-K filed on January 27, 2012 (Commission File No. 0-22248).

(11)	Incorporated by reference to our Current Report on Form 8-K filed on January 30, 2009 (Commission File No. 0-22248).

(12)	Incorporated by reference to our Current Report on Form 8-K filed on November 5, 2009 (Commission File No. 0-22248).

(13)	Incorporated by reference to our Current Report on Form 8-K filed on April 23, 2010 (Commission File No. 0-22248).

(14)	Incorporated by reference to our Quarterly Report on Form 10-Q for the quarter ended July 3, 2010 (Commission File No. 0-22248).

(15)	Incorporated herein by reference to our Current Report on Form 8-K filed on January 28, 2011 (Commission File No. 0-22248).

(16)	Incorporated herein by reference to our Current Report on Form 8-K filed on July 25, 2011 (Commission File No. 0-22248).

(17)	Incorporated herein by reference to our Annual Report on Form 10-K for the year ended December 31, 2010 (Commission File No. 0-22248).

(18)	Incorporated by reference to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2012
(Commission File No. 0-22248)
(19)    Incorporated by reference to our Current Report on Form 8-K filed on June 28, 2012 (Commission File No. 0-22248).
(20)    Incorporated by reference to our Current Report on Form 8-K filed on August 21, 2012 (Commission File No. 0-22248).