Form 10-Q
period 2013-03-30
ULTRATECH INC
filed 2013-04-26
CIK 909791

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
——————————————————
FORM 10-Q
——————————————————
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 30, 2013

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

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding as of March 30, 2013
common stock, $0.01 par value	27,727,576

ULTRATECH, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

ULTRATECH, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)	March 30, 2013	December 31, 2012*
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$81,557	$96,968
Short-term investments	225,760	205,540
Accounts receivable, net	40,882	42,464
Inventories, net	53,391	46,794
Prepaid expenses and other current assets	9,187	8,305
Total current assets	410,777	400,071
Property, plant, and equipment, net	21,729	19,801
Intangible assets, net	11,947	12,282
Other assets	5,319	4,832
Total assets	$449,772	$436,986
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Notes payable	$1,000	$1,000
Accounts payable	18,537	17,741
Deferred product and services income	7,151	16,964
Other current liabilities	10,993	14,860
Total current liabilities	37,681	50,565
Other liabilities	11,568	11,235
Stockholders’ equity	400,523	375,186
Total liabilities and stockholders’ equity	$449,772	$436,986
__________________
*     The balance sheet as of December 31, 2012 has been derived from the audited financial statements at that date.
See accompanying notes to unaudited condensed consolidated financial statements

ULTRATECH, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended
(In thousands, except per share amounts)	March 30, 2013	March 31, 2012
Net sales:
Products	$56,565	$45,103
Services	4,081	4,072
Licenses	—	400
Total net sales	60,646	49,575
Cost of sales:
Cost of products sold	24,540	18,051
Cost of services	2,813	3,125
Total cost of sales	27,353	21,176
Gross profit	33,293	28,399
Operating expenses:
Research, development, and engineering	8,396	6,763
Selling, general, and administrative	11,821	10,381
Operating income	13,076	11,255
Interest expense	(24)	(3)
Interest and other income (expense), net	120	128
Income before income tax	13,172	11,380
Provision (benefit) for income taxes	(520)	1,180
Net income	$13,692	$10,200
Net income per share - basic	$0.50	$0.39
Number of shares used in per share computations - basic	27,571	26,201
Net income per share - diluted	$0.48	$0.38
Number of shares used in per share computations - diluted	28,563	27,023
See accompanying notes to unaudited condensed consolidated financial statements

ULTRATECH, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended
(In thousands)	March 30, 2013	March 31, 2012
Net income	$13,692	$10,200
Other comprehensive income, net of tax:
Change in unrealized loss on investments	(27)	(18)
Change in minimum post retirement benefits obligation	3	3
Change in cash flow hedges	(89)	—
Other comprehensive loss	(113)	(15)
Total comprehensive income	$13,579	$10,185
See accompanying notes to unaudited condensed consolidated financial statements

ULTRATECH, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended
(In thousands)	March 30, 2013	March 31, 2012
Cash flows from operating activities:
Net income	$13,692	$10,200
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	1,296	1,078
Amortization of other	116	78
Accretion of asset retirement obligations	31	29
Amortization of security discount (premium)	153	222
Amortization of intangibles	335	25
Stock-based compensation	3,261	2,156
Deferred income taxes	—	2
Changes in operating assets and liabilities:
Accounts receivable	1,582	12,571
Inventories	(6,597)	(9,404)
Prepaid expenses and other current assets	(970)	1,771
Other assets	(562)	(598)
Accounts payable	796	4,574
Deferred product and services income	(9,813)	(4,279)
Other current liabilities	(3,867)	(5,691)
Other liabilities	300	1,829
Net cash provided by (used in) operating activities	(247)	14,563
Cash flows from investing activities:
Capital expenditures	(3,261)	(1,492)
Purchase of investments in securities	(74,826)	(87,229)
Proceeds from maturities of investments	54,426	66,401
Net cash used in investing activities	(23,661)	(22,320)
Cash flows from financing activities:
Proceeds from notes payable	1,000	1,000
Repayment of notes payable	(1,000)	(1,000)
Proceeds from issuance of common stock for stock option exercises	11,776	2,546
Tax payment for issuance of common stock from release of restricted stock units	(3,279)	(4,264)
Net cash provided by (used in) financing activities	8,497	(1,718)
Net decrease in cash and cash equivalents	(15,411)	(9,475)
Cash and cash equivalents at beginning of period	96,968	58,780
Cash and cash equivalents at end of period	$81,557	$49,305
See accompanying notes to unaudited condensed consolidated financial statements

Ultratech, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
March 30, 2013

(1) Description of Business

Ultratech, Inc. (referred to herein as “Ultratech,” the “Company”, “we”, “our” or “us”) develops, manufactures and markets photolithography, laser thermal processing and inspection equipment designed to reduce the cost of ownership for manufacturers of semiconductor devices, including advanced packaging processes and various nanotechnology components including thin film head magnetic recording devices ("thin film heads" or "TFHs"), optical networking devices, laser diodes and high-brightness light emitting diodes ("HBLEDs") and atomic layer deposition ("ALD") for customers located throughout North America, Europe, Singapore, Japan, Taiwan, Korea and the rest of Asia. Ultratech was incorporated in the state of Delaware in 1992.

We supply step-and-repeat photolithography systems based on one-to-one imaging technology. Within the semiconductor industry, we target the market for advanced packaging applications. Our laser thermal processing equipment is targeted at advanced annealing applications within the semiconductor industry. Within the nanotechnology industry, our target markets include thin film head magnetic recording devices, ink jet print heads, laser diodes and HBLEDs and atomic layer deposition. In 2012, we introduced our new in-line wafer inspection system, the Superfast 3G, which provides the flexibility to address a wide range of applications including improved overlay control and enhanced yield.

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

Our interim financial statements have been prepared in accordance with generally accepted accounting principles in the United States ("U.S. GAAP") for interim financial information and the rules and regulations of the Securities and Exchange Commission ("SEC") for interim financial statements and accounting policies, consistent, in all material respects with those applied in preparing our audited consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2012, filed with the SEC on March 1, 2013. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In our opinion, all adjustments, consisting of only normal recurring adjustments considered necessary for fair presentation, have been included.

Our fiscal periods end on the Saturday closest to month-end, except that our fiscal year ends on December 31. All references to the quarter or three month period refer to our fiscal quarter. Our fiscal quarters covered by this report ended on March 30, 2013 and March 31, 2012.

Operating results for the three month period ended March 30, 2013 are not necessarily indicative of the results that may be expected for the year ending December 31, 2013, or any future periods.

USE OF ESTIMATES — The preparation of the financial statements and related disclosures in conformity with U.S. GAAP require us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and the related disclosure of contingent assets and liabilities at the date of the consolidated financial statements. By their nature, these estimates and judgments are subject to an inherent degree of uncertainty. On an ongoing basis, management evaluates its estimates, including those related to inventories, purchase order commitments, warranty obligations, asset retirement obligations, bad debts, estimated useful lives of fixed assets, intangible assets, asset impairment, intangible asset impairment, income taxes, deferred income tax valuation allowance, stock-based compensation, and contingencies and litigation. We base our estimates on historical experience and on various other analyses and assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

In February 2013, the FASB issued guidance on disclosure requirements for items reclassified out of Accumulated Other Comprehensive Income ("AOCI"). This new guidance requires entities to present (either on the face of the income statement or in the notes) the effects on the line items of the income statement for amounts reclassified out of AOCI. The new guidance is effective for us beginning January 1, 2013. We adopted the guidance during the first quarter of 2013 and there was no material impact on our condensed consolidated financial statements.

In July 2012, the FASB issued amendments to the indefinite-lived intangible asset impairment guidance which provides an option for companies to use a qualitative approach to test indefinite-lived intangible assets for impairment if certain conditions are met. The amendments are effective for annual and interim indefinite-lived intangible asset impairment tests performed for fiscal years beginning after September 15, 2012. We adopted the amended accounting guidance during the first quarter of 2013 and there was no material impact on our condensed consolidated financial statements.

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

We adopted Accounting Standard Update (“ASU”) No. 2009-13, Revenue Recognition ("Topic 605") - Multi-Deliverables Revenue Arrangements, a Consensus of the FASB Emerging Issues Task Force on a prospective basis for applicable transactions originating or materially modified on or subsequent to January 1, 2011. For multiple element arrangements, the total consideration for an arrangement is allocated among the separate elements in the arrangement based on a selling price hierarchy. The selling price hierarchy for a deliverable is based on (i) vendor specific objective evidence ("VSOE"); if available; (ii) third party evidence of selling price if VSOE is not available; or (iii) an estimated selling price, if neither VSOE nor third party evidence is available. If we have not established VSOE and cannot obtain third party evidence of selling price, we determine our estimate of the relative selling price by considering our production costs and historical margins of similar products or services. We believe this best represents the price at which we would transact a sale if the product or service were sold on a stand-alone basis. We regularly review the method used to determine our relative selling price and update any estimates accordingly. We limit the amount of revenue recognized for delivered elements to the amount that is not contingent on the future delivery of products or services or other future performance obligations.

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

Costs related to deferred product revenues are capitalized (deferred) and recognized at the time of revenue recognition. Deferred product revenue and costs are netted on our balance sheet, under the caption “deferred product and services income.” The gross amount of deferred revenues and deferred costs at March 30, 2013 were $8.6 million and $1.4 million, respectively, as compared to $24.6 million and $7.6 million, respectively, at December 31, 2012.

Costs incurred for shipping and handling are included in cost of sales.

(3) Stock-Based Compensation

Stock-based compensation expense recognized under ASC Topic 718, Compensation – Stock Compensation (“ASC 718”), for employees and directors and the effect on our Condensed Consolidated Statements of Operations were as follows:

	Three Months Ended
(In thousands)	March 30, 2013	March 31, 2012
Cost of sales	$174	$104
Research, development, and engineering	542	322
Selling, general and administrative expenses	2,545	1,730
Total stock-based compensation expense	$3,261	$2,156

Stock-based compensation cost capitalized as part of inventory during the three month period ended March 30, 2013 and the corresponding period of 2012 was $0.1 million and $0.1 million, respectively.

As required by ASC 718, we estimate expected forfeitures and recognize compensation costs only for those equity awards expected to vest. As of March 30, 2013, there was $51.3 million of total unrecognized compensation cost related to non-vested stock-based compensation arrangements granted under our 1993 Stock Option Plan/Stock Issuance Plan, as amended (“1993 Plan”), and our 1998 Supplemental Stock Option/Stock Issuance Plan, as amended (“1998 Plan”). The costs related to stock options and restricted stock units are expected to be recognized over a weighted average period of 5.3 years and 4.3 years, respectively.

On July 19, 2011, our stockholders approved amendments to the 1993 Plan which increased the number of shares available for issuance pursuant to the 1993 Plan by 3.3 million shares. The amendments, which were adopted by our Board of Directors on May 31, 2011, effective as of their approval by our stockholders, increased the share reserve, altered share-counting procedures, made changes to the non-employee director automatic grant program and enabled the grant of performance-based awards under the plan. These plans provide for the grant of stock-based awards to our eligible employees, consultants and advisers and non-employee directors. As of March 30, 2013, there were 1.7 million shares reserved for future awards under the 1993 Plan and no shares reserved for future awards under the 1998 Plan as the plan expired on October 19, 2008.

We used the following weighted-average assumptions to estimate the fair value of our stock options granted during the three month periods ended March 30, 2013 and March 31, 2012:

	Three Months Ended
	March 30, 2013	March 31, 2012
Expected life (in years)	5.9	6.0
Risk-free interest rate	0.9%	0.7%
Volatility	47%	48%
Dividend yield	—	—

Our stock options granted during the three month period ended March 30, 2013 were granted with vesting terms of 50 months.

(4) Basic and Diluted Net Income Per Share

The following table sets forth the computation of basic and diluted net income per share for the three months ended March 30, 2013 and March 31, 2012:

	Three Months Ended
(In thousands, except per share amounts)	March 30, 2013	March 31, 2012
Numerator:
Net income	$13,692	$10,200
Denominator:
Basic weighted-average shares outstanding	27,571	26,201
Effect of dilutive employee stock options and restricted stock units	992	822
Diluted weighted-average shares outstanding	28,563	27,023

Net income per share - basic:	$0.50	$0.39

Net income per share - diluted:	$0.48	$0.38

For the three month period ended March 30, 2013, 1.1 million shares of common stock subject to outstanding options were excluded from the computation of diluted net income per share, as the effect would have been anti-dilutive, as compared to 1.3 million shares of common stock related to outstanding options for the corresponding period of 2012. There were no shares of common stock underlying outstanding restricted stock units excluded from the computation for the three month period ended March 30, 2013. The number of shares of common stock underlying outstanding restricted stock units that were excluded from the computation was $0.1 million for the corresponding period of 2012. Options and restricted stock units are anti-dilutive when we have a net loss or when the exercise price and the average unrecognized compensation cost of the stock option or restricted stock unit is greater than the average market price of our common stock during the period.

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

We measure certain financial assets and liabilities at fair value on a recurring basis, including available-for-sale securities and foreign currency derivatives. The fair value of these certain financial assets and liabilities was determined using the following inputs at March 30, 2013 and December 31, 2012:

	Fair Value Measurements at March 30, 2013
(In thousands)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available-for-sale securities(1)
Commercial paper	$25,796	$—	$25,796	$—
Money market funds	3,762	3,762	—	—
U.S. treasury bills and notes	6,032	—	6,032	—
Securities and obligations of U.S. government agencies	215,432	—	215,432	—
	251,022	3,762	247,260	—
Foreign currency derivatives(2)	26	—	26	—
Foreign currency derivatives(3)	(16)	—	(16)	—
	$251,032	$3,762	$247,270	$—

	Fair Value Measurements at December 31, 2012
(In thousands)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available-for-sale securities(1)
Commercial paper	$19,996	$—	$19,996	$—
Money market funds	15,107	15,107	—	—
U.S. corporate debt securities	—	—	—	—
U.S. treasury bills and notes	6,045	—	6,045	—
Securities and obligations of U.S. government agencies	210,730	—	210,730	—
	251,878	15,107	236,771	—
Foreign currency derivatives(2)	28	—	28	—
Foreign currency derivatives(3)	(31)	—	(31)	—
	$251,875	$15,107	$236,768	$—
________________

(1)	Included in cash and cash equivalents and short-term investments on our condensed consolidated balance sheet. See “Investments” in Note 6 for further details.

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

(6) Investments

We classified all of our investments as “available for sale” as of March 30, 2013 and December 31, 2012. Accordingly, we state our investments at estimated fair value. Fair values are determined based on quoted market prices or pricing models using current market rates. We deem all investments to be available to meet current working capital requirements. The cost of securities sold was determined based on the specific identification method.

The following table summarizes our investments at March 30, 2013 and December 31, 2012:

	March 30, 2013				December 31, 2012
	Amortized Cost	Accumulated Other Comprehensive Income		Estimated Fair Value	Amortized Cost	Accumulated Other Comprehensive Income		Estimated Fair Value
Available-for-sale securities (in thousands)		Gains	Losses			Gains	Losses
Commercial paper	$25,796	$—	$—	$25,796	$19,996	$—	$—	$19,996
Money market funds	3,762	—	—	3,762	15,107	—	—	15,107
U.S. treasury bills and notes	6,028	4	—	6,032	6,040	5	—	6,045
Securities and obligations of U.S. government agencies	215,438	57	63	215,432	210,710	77	57	210,730
Total	$251,024	$61	$63	$251,022	$251,853	$82	$57	$251,878

The following table identifies the balance sheet classifications of our investments at March 30, 2013 and December 31, 2012:

(In thousands)	March 30, 2013	December 31, 2012
Cash equivalents	$25,262	$46,338
Short-term investments	225,760	205,540
Investments, at estimated fair value	$251,022	$251,878

The gross amortized cost and estimated fair value of our investments at March 30, 2013 and December 31, 2012, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because the issuers of the securities may have the right to prepay obligations without prepayment penalties.

	March 30, 2013		December 31, 2012
(In thousands)	Gross Amortized Cost	Fair Value	Gross Amortized Cost	Fair Value
Due in one year or less	$230,070	$230,065	$245,827	$245,847
Due after one year through five years	20,954	20,957	6,026	6,031
Total	$251,024	$251,022	$251,853	$251,878

The following table provides the breakdown of the cash equivalents and investments with unrealized losses at March 30, 2013:

	In Loss Position for Less Than 12 Months		Total
(In thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Securities and obligations of U.S. government agencies	$27,608	$63	$27,608	$63
Total	$27,608	$63	$27,608	$63

The following table provides the breakdown of the cash equivalents and investments with unrealized losses at December 31, 2012:

	In Loss Position for Less Than 12 Months		Total
(In thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Securities and obligations of U.S. government agencies	$15.896	$57	$15.896	$57
Total	$15.896	$57	$15.896	$57

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

As part of this assessment we will consider the various characteristics of each security, including, but not limited to the following: the length of time and the extent to which the fair value has been less than the amortized cost basis; adverse conditions specifically related to the security, an industry, or a geographic area; the payment structure of the debt security; failure of the issuer of the security to make scheduled interest or principal payments; any changes to the rating of the security by a rating agency and related outlook or status; and recoveries or additional declines in fair value subsequent to the balance sheet date. The relative importance of this information varies based on the facts and circumstances surrounding each security, as well as the economic environment at the time of assessment.

We have not recorded any OTTI of our investments for the three month periods ended March 30, 2013 and March 31, 2012.

(7) Derivative Instruments and Hedging

The majority of our revenue, expense and capital purchasing activities are transacted in U.S. dollars. However, we also enter into these transactions in other currencies, primarily Japanese yen as we have direct sales operations in Japan and related orders are often denominated in Japanese yen. This subjects us to a higher degree of risk from currency exchange rate fluctuations.

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

	Derivatives
		Fair Value as of
(In thousands)	Balance Sheet Location	March 30, 2013	December 31, 2012
Foreign exchange contracts	Other current assets	$26	$28
	Other current liabilities	(16)	(31)
Total derivatives		$10	$(3)

Our derivative financial instruments are subject to both credit and market risk. Credit risk is the risk of loss due to failure of a counterparty to perform its obligations in accordance with contractual terms. Market risk is the potential change in an investment’s value caused by fluctuations in interest and currency exchange rates, credit spreads or other variables. We monitor the credit-worthiness of the financial institutions that are counterparties to our derivative financial instruments and do not consider the risks of counterparty nonperformance to be material. Credit and market risks, as a result of an offset by the underlying assets being hedged, related to derivative instruments were not considered material at March 30, 2013 and December 31, 2012.

Cash Flow Hedging

We designate and document as cash flow hedges foreign exchange forward contracts that are used by us to hedge the risk that the forecasted sale may be adversely affected by changes in foreign currency exchange rates. The effective portion of the contracts’ gains or losses is included in accumulated other comprehensive income (loss) (“OCI”) until the period in which the forecasted sale being hedged is recognized, at which time the amount in OCI is reclassified to earnings as a component of revenue. To the extent that any of these contracts are not considered to be effective in offsetting the change in the value of the forecasted sales being hedged, the ineffective portion of these contracts is immediately recognized in income as a component of interest and other income, net. For the year ended December 31, 2012, there was one cash flow hedge with $0.1 million excluded from effectiveness testing. This hedge was for 179.0 million yen with a U.S. dollar value of $2.2 million. We calculate hedge effectiveness at a minimum each fiscal quarter. We measure hedge effectiveness by comparing the cumulative change in the spot rate of the derivative with the cumulative change in the spot rate of the anticipated sales transactions. The maturity of these instruments is generally nine months or less. We record any excluded components of the hedge in interest and other income, net. We reclassified an accumulated gain from other comprehensive income (loss) during the three month period ended March 30, 2013 in the amount of $0.1 million.

Fair Value Hedging

We manage the foreign currency risk associated with Japanese yen denominated assets and liabilities using foreign exchange forward contracts. The change in fair value of these derivatives is recognized as a component of interest and other income (expense), net and is intended to offset the remeasurement gains and losses associated with the non-functional currency denominated assets and liabilities. At March 30, 2013, we had one currency buy-forward contract for the purchase of 66.3 million Japanese yen, or approximately $0.7 million and one currency sell-forward contract for the sale of 42.3 million Japanese yen, or approximately $0.4 million. The fair value of derivatives classified as balance sheet hedges at March 30, 2013 and December 31, 2012, respectively, was insignificant. The following sets forth the effect of the derivative instruments on our Condensed Consolidated Statements of Operations for the three month periods ended March 30, 2013 and March 31, 2012:

Derivatives in ASC 815 Fair Value Hedging Relationship	Location of Loss Recognized in Income on Derivatives	Amount of Gain Recognized in Income on Derivatives During the Three Months Ended March 30, 2013 (in thousands)
Foreign exchange contracts	Interest and other income (expense), net	$13

Derivatives in ASC 815 Fair Value Hedging Relationship	Location of Gain (Loss) Recognized in Income on Derivatives	Amount of Gain Recognized in Income on Derivatives During the Three Months Ended March 31, 2012 (in thousands)
Foreign exchange contracts	Interest and other income (expense), net	$(1)

(8) Inventories, net

Inventories consisted of the following at March 30, 2013 and December 31, 2012:

(In thousands)	March 30, 2013	December 31, 2012
Raw materials	$23,252	$19,597
Work-in-process	13,906	9,708
Finished products	16,233	17,489
Balance, end of the period	$53,391	$46,794

(9) Notes Payable

We have a line of credit agreement with a brokerage firm. Under the terms of this agreement, we may borrow funds at a cost equal to the current Federal funds open rate plus 125 basis points (approximately 1.3% as of March 30, 2013). Funds are advanced to us under this facility based on pre-determined advance rates on the cash and securities held by us in this brokerage account. Under this facility, we may borrow up to 75% of our total cash, cash equivalents and investments balance in this brokerage account with no restriction in the use of those assets. This agreement has no set expiration date and there are no loan covenants, other than the aforementioned collateral requirement. As of March 30, 2013 and December 31, 2012, $1.0 million and $1.0 million, respectively, were outstanding under this facility, with a related collateral requirement of approximately $1.3 million and $1.3 million, respectively, of our cash, cash equivalents and investments.

(10) Current Liabilities

Deferred Services Revenue

A portion of our revenue is generated from service contracts. Payments from certain of these service contracts are collected in advance. As such, revenues from these service contracts are deferred and recognized ratably over the contract period for time-based service contracts, or as service hours are delivered for contracts based on a purchased quantity of hours. Changes in our deferred service revenue for the three months ended March 30, 2013 and March 31, 2012 were as follows:

	Three Months Ended
(In thousands)	March 30, 2013	March 31, 2012
Balance, beginning of the period	$6,062	$4,991
Additions	2,303	1,783
Revenue recognized	(1,475)	(1,049)
Balance, end of the period	$6,890	$5,725
Balance sheet classification
Deferred service income-short term	$5,102	$4,067
Deferred service income-long term	1,788	1,658
Balance, end of period	$6,890	$5,725

Other current liabilities

Other current liabilities consisted of the following at March 30, 2013 and December 31, 2012:

(In thousands)	March 30, 2013	December 31, 2012
Salaries and benefits	$7,072	$10,359
Warranty accrual	2,047	2,273
Advanced billing	175	29
Accrued taxes-other	281	—
Capital lease, current portion	—	15
Other	1,418	2,184
Balance, end of the period	$10,993	$14,860

Warranty Accrual

We generally warrant our new and refurbished products for material and labor to repair the product for periods of twelve months and three months, respectively, from the date of system acceptance. Accordingly, an accrual for the estimated cost of the warranty is recorded at the time the product is shipped. Extended warranty terms, if granted, result in deferral of revenue equating to our standard pricing for similar service contracts. Recognition of the related warranty cost is deferred until product revenue is recognized. Factors that affect our warranty liability include the number of installed units, historical and anticipated rates of warranty claims and cost per claim. We periodically assess the adequacy of our recorded warranty liabilities and adjust the amounts as necessary. We believe our warranty accrual, as of March 30, 2013, is sufficient to satisfy outstanding obligations as of that date. Changes in our warranty accrual for the three months ended March 30, 2013 and March 31, 2012 were as follows:

	Three Months Ended
(In thousands)	March 30, 2013	March 31, 2012
Balance, beginning of the period	$2,273	$2,398
Liabilities accrued for warranties issued	518	650
Warranty claims paid and utilized	(668)	(457)
Changes in accrued warranty liabilities	(76)	(426)
Balance, end of the period	$2,047	$2,165

Advanced Billings

On occasion, we require, or our customers pay, a deposit in advance of order shipment. These amounts are classified as advanced billings until the related order ships. The balance of $0.2 million of advanced billings was from multiple customers as of March 30, 2013. There was an insignificant amount of advance payments received as of December 31, 2012.

(11) Other Liabilities

Other liabilities at March 30, 2013 and December 31, 2012 consisted of the following:

(In thousands)	March 30, 2013	December 31, 2012
Long-term income taxes payable	$3,255	$3,710
Deferred compensation	3,087	2,477
Asset retirement obligation	2,154	2,123
Deferred service income-long term	1,788	1,631
Postretirement medical obligation	967	967
Deferred rent	162	—
Other	155	327
Balance, end of the period	$11,568	$11,235

(12) Accumulated Other Comprehensive Income (Loss)

Accumulated other comprehensive income (loss), net of tax, is comprised of the following items:

(In thousands)	Investments	Post Retirement Obligations	Cash Flow Hedges	Total
Balance as of December 31, 2012	25	(71)	89	43
Other comprehensive income before reclassifications	(27)	—	—	(27)
Amounts reclassified from accumulated OCI	—	3	(89)	(86)
Net other comprehensive income (loss)	(27)	3	(89)	(113)
Balance as of March 30, 2013	(2)	(68)	—	(70)

The reclassifications out of accumulated OCI for the three month period ending March 30, 2013 are as follows:

Details about Accumulated OCI Components	Amount Reclassified from Accumulated OCI for the Three Months Ended March 30, 2013	Statement of Operations Presentation
(In thousands)
Post Retirement Obligations
Service cost	(3)	General and administrative expense
subtotal	(3)	Net of tax
Cash Flow Hedges
Cash flow hedges	89	Interest and other income, net
subtotal	89	Net of tax
Total reclassifications for the period	86	Net of tax

(13) Employee Benefit Plans

Employee bonus plans

We currently sponsor an executive incentive bonus plan that distributes employee awards based on the achievement of predetermined targets. We recorded charges of $0.6 million under this bonus plan for the three month period ended March 30, 2013, as compared to $1.2 million for the corresponding period of 2012.

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
We contributed $0.2 million to this plan in each of the three month periods ended March 30, 2013 and March 31, 2012.

We also sponsor an executive non-qualified deferred compensation plan (the “Plan”) that allows qualifying executives to defer current cash compensation. As of March 30, 2013, Plan assets of $2.6 million, representing the cash surrender value of life insurance policies held by us and liabilities of $3.1 million were included in our Consolidated Balance Sheets under the captions “Other assets” and “Other liabilities”, respectively. The related Plan expenses for each of the three month periods ended March 30, 2013 and March 31, 2012 were insignificant.

Postretirement benefits

We have committed to providing and fully paying for lifetime postretirement medical and dental benefits to our Chief Executive Officer and Chief Financial Officer and their spouses, commencing after retirement. We recorded net periodic benefit costs of an insignificant amount for each of the three month periods ended March 30, 2013 and March 31, 2012.

(14) Income Taxes

For the three month period ended March 30, 2013, we computed our U.S. provision for income taxes based upon the actual tax rate for that period by applying the discrete method, as we determined that small changes in the estimated income or loss for the U.S. jurisdiction would result in significant changes in the estimated annual effective tax rate for that jurisdiction. We computed our provision for income taxes in other jurisdictions based on an effective annual tax rate method. We recorded an income tax benefit of $0.5 million as compared to an income tax provision of $1.2 million for the comparable period in 2012. The income tax benefit recognized for the three month period ended March 30, 2013 resulted primarily from a discrete tax benefit due to the extension of the federal research and development tax credits under the American Taxpayer Relief Act of 2012, partially offset by foreign income taxes. The income tax provision recognized for the three month period ended March 31, 2012 resulted primarily from U.S. federal, state and foreign income taxes.
In accordance with ASC Topic 740, Income Taxes (“ASC 740”), we had unrecognized tax benefits of $6.8 million as of December 31, 2012. We continue to recognize interest and penalties as a component of the income tax provision. If we are able to eventually recognize these uncertain tax positions, $6.8 million of our unrecognized benefit would reduce the effective tax rate. Over the next twelve months, we expect an insignificant decline in liabilities associated with our uncertain tax positions as a result of expiring statutes of limitations.
We currently have a full valuation allowance against our U.S. net deferred tax asset. We continue to monitor the relative weight of positive and negative evidence of future profitability in relevant jurisdictions. As of March 30, 2013, we have experienced historical profitability. However, as of March 30, 2013, we have determined that the following negative evidence outweighs the positive evidence such that it is not more likely than not that we will generate sufficient taxable income in the relevant jurisdictions to utilize our deferred tax assets and release the associated valuation allowance:

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
As a result of our analysis, we concluded that it is more likely than not that, as of March 30, 2013, our net deferred tax assets will not be realized, with the exception of those in Japan and Taiwan. Therefore, we continue to provide a full valuation allowance against net deferred tax assets outside of Japan and Taiwan. We closely monitor available evidence, and as noted above, may release some or all of the valuation allowance in future periods.
We are subject to federal and state tax examinations for years 1999 forward and 1997 forward, respectively, by virtue of the tax attributes carrying forward from those years. We are also subject to audits in the foreign jurisdictions in which we operate for years 2005 and forward. There are no material income tax audits currently in progress as of March 30, 2013.

(15) Intangible Assets, net

As of March 30, 2013, the gross carrying amount of our intangible assets was $13.1 million and accumulated amortization was $1.2 million. The weighted average life of all our intangible assets was 10.8 years as of March 30, 2013. During the three month period ending March 30, 2013, our amortization expense for our intangible assets was $0.3 million as compared to an insignificant amount for the corresponding period of 2012.

(16) Commitments and Contingencies

Commitments

In March 2010, we entered into a building lease agreement in preparation for the expansion of our manufacturing operations in Singapore. The initial term of the lease is three years, and the lease is accounted for as an operating lease. On August 15, 2012, Ultratech SE Asia PTE, Ltd, an indirect wholly-owned subsidiary of Ultratech, Inc., renegotiated the lease and entered into a new lease, effective June 15, 2013. The new Singapore lease extended the term of the original lease such that it expires on June 14, 2018 and sets forth the revised base rent for each of the years covered. The minimum future lease payments to be made under this arrangement is $3.0 million.

In August 2008 and December 2009, we entered into agreements with a leasing company for the sale and leaseback of certain assets for an initial term of 4 years. The sale prices of these items were $6.8 million and $5.4 million in 2008 and 2009, respectively. There was no gain or loss from these transactions. These leases are classified as operating leases in accordance with ASC Topic 840, Leases. On May 10, 2012, we entered into a lease extension for the August 2008 transaction. The twenty-seven month extension is valued at $2.0 million and will expire on August 14, 2014. As of March 30, 2013, the minimum future lease payments to be made under these agreements were $1.6 million.

The table below summarizes our operating lease commitments as of March 30, 2013:

In thousands	Operating Leases
For the years:
Remainder of 2013	3,271
2014	3,507
2015	2,812
2016	1,076
2017	954
Thereafter	343
Total minimum lease payments	11,963

Legal Proceedings

Ultratech, Inc. was a defendant in Dennis Rice v. Ultratech, Inc., et al., a class action lawsuit commenced on June 14, 2012 in the Superior Court of California, County of Santa Clara. The plaintiff alleged that the proposal in our proxy seeking approval to increase the authorized shares of common stock from 40 million to 80 million was misleading and incomplete and that the directors violated their fiduciary duties by making these misleading disclosures. The plaintiff sought to enjoin the stockholders’ vote on this proposal. On July 16, 2012, the Court held a hearing on the plaintiff’s motion for a preliminary injunction and issued an order denying the plaintiff’s motion. After the plaintiff’s motion for an injunction was denied, plaintiff amended the complaint. On December 18, 2012, we filed a motion to dismiss the amended complaint. On February 27, 2013, the court entered an order granting the plaintiff’s request to voluntarily dismiss the action. That dismissal disposed of the action with prejudice as to the plaintiff and without prejudice to the uncertified class that the plaintiff purported to represent. Neither the plaintiff nor his counsel received any consideration in exchange for voluntarily dismissing the action. We consider this matter closed.

Item 2.        Management's Discussion and Analysis of Financial Condition and Results of Operations

Certain of the statements contained herein, which are not historical facts and which can generally be identified by words such as "anticipates," "expects," "thinks," "intends," "will," "could," "can," "may," "believes," "poised," "estimates," "continues,""looks forward to," and similar expressions, are forward-looking statements under Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that involve risks and uncertainties, such as risks related to timing, delays, deferrals and cancellations of orders by customers, including as a result of semiconductor manufacturing capacity as well as our customers' financial condition and demand for semiconductors; demand for consumer devices; industry growth within our served markets; continued delivery of financial performance and value; cyclicality in the semiconductor and nanotechnology industries; our dependence on new product introductions and market acceptance of new products and enhanced versions of our existing products; lengthy sales cycles, including the timing of system installations and acceptances; quarterly revenue fluctuations; lengthy and costly development cycles for laser-processing and lithography technologies and applications; integration, development and associated expenses of the laser processing operation; general economic and financial market conditions including impact on capital spending, as well as difficulty in predicting changes in such conditions; rapid technological change and the importance of timely product introductions; customer concentration; pricing pressures and product discounts; high degree of industry competition; intellectual property matters; changes in pricing by us, our competitors or suppliers; international sales and operations; timing of new product announcements and releases by us or our competitors; ability to volume produce systems and meet customer requirements; sole or limited sources of supply; effect of capital market fluctuations on our investment portfolio; ability and resulting costs to attract or retain key personnel; dilutive effect of employee stock option grants on net income per share, which is largely dependent upon our achieving and maintaining profitability and the market price of our stock; mix of products sold; outcome of litigation; manufacturing variances and production levels; timing and degree of success of technologies licensed to outside parties; product concentration and lack of product revenue diversification; inventory obsolescence; asset impairment; changes to financial accounting standards; effects of certain anti-takeover provisions; future acquisitions; volatility of stock price; foreign government regulations and restrictions; business interruptions due to natural disasters or utility failures; environmental regulations; and any adverse effects of terrorist attacks in the United States or elsewhere, or government responses thereto, or military actions in the Middle East, Afghanistan and elsewhere, or geopolitical instability on the Korean Peninsula and other parts of Asia, on the economy, in general, or on our business in particular. Due to these and additional factors, the statements, historical results and percentage relationships set forth below are not necessarily indicative of the results of operations for any future period. These forward-looking statements are based on management's current beliefs and expectations, some or all of which may prove to be inaccurate, and which may change. We undertake no obligation to revise or update any forward-looking statements to reflect any event or circumstance that may arise after the date of this report.

OVERVIEW

We develop, manufacture and market photolithography, laser thermal processing and inspection equipment for manufacturers of semiconductor devices, including advanced packaging processes and various nanotechnology components such as thin film head magnetic recording devices, laser diodes, high-brightness light emitting diodes ("HBLEDS") and atomic layer deposition ("ALD") for customers located throughout North America, Europe, Singapore, Japan, Taiwan, Korea and the rest of Asia. We supply step-and-repeat photolithography systems based on one-to-one imaging technology. Within the semiconductor industry, we target the market for advanced packaging applications. Our laser thermal processing equipment is targeted at advanced annealing applications within the semiconductor industry. Within the nanotechnology industry, our target markets include thin film head magnetic recording devices, ink jet print heads, HBLEDs and atomic layer deposition for the nanotechnology portion of our defined served market.

RESULTS OF OPERATIONS

We derive a substantial portion of our total net sales from sales of a relatively small number of newly manufactured systems, which typically range in price from $0.2 million to $6.0 million. As a result of the larger sale prices, the timing and recognition of revenue from a single transaction has had and most likely will continue to have a significant impact on our net sales and operating results for any particular period.

Our backlog at the beginning of a period typically does not include all of the sales needed to achieve our sales objectives for that period. In addition, orders in backlog are subject to cancellation, shipment or system acceptance delays, and deferral or rescheduling by a customer with limited or no penalties. Consequently, our net sales and operating results for a period have been and will continue to be dependent upon our obtaining orders for systems to be shipped and accepted in the same period in which the order is received. Our business and financial results for a particular period could be materially adversely affected if an anticipated order for even one system is not received in time to permit shipment and system acceptance during that period. Furthermore, a substantial portion of our shipments has historically occurred near the end of each quarter. Delays in installation and system acceptance due, for example, to our inability to successfully demonstrate the agreed-upon specifications or criteria at the customer’s facility, or to the failure of the customer to permit installation of the system in the agreed upon time, may cause net sales in a particular period to fall significantly below our expectations, which may materially adversely affect our operating results for that period. This risk is especially applicable in connection with the introduction and initial sales of a new product line or as a result of industry trends impacting our foundry customers, including a shift toward semiconductors utilizing new technology transistor architecture. Additionally, the failure to receive anticipated orders or delays in shipments due, for example, to rescheduling, delays, deferrals or cancellations by customers, additional customer configuration requirements, or to unexpected manufacturing difficulties or delays in deliveries by suppliers due to their long production lead times or otherwise, have caused and may continue to cause net sales in a particular period to fall significantly below our expectations and for our operating results to vary from period to period, materially adversely affecting our operating results for that period. In particular, the long manufacturing and acceptance cycles of our advanced packaging family of wafer steppers, laser thermal processing and inspection systems and the long lead time for lenses and other materials, could cause shipments and acceptances of such products to be delayed from one quarter to the next, which could materially adversely affect our financial condition and results of operations for a particular quarter.

Additionally, the need for continued expenditures for research and development, capital equipment, ongoing training and worldwide customer service and support, among other factors, will make it difficult for us to reduce our operating expenses in a particular period if we fail to achieve our net sales goals for the period.

Executive Summary

	Three Months Ended,
	March 30, 2013	March 31, 2012
International sales	91%	57%
Domestic sales	9%	43%
Total sales	100%	100%

Semiconductor systems sales	86%	79%
Nanotechnology systems sales	14%	21%
Total systems sales	100%	100%

Net Sales

First Quarter

	Three Months Ended
(In thousands, except percentages)	March 30, 2013	March 31, 2012	Amount of Change	Percentage Change
Sales of:
Products	$56,565	$45,103	$11,462	25.4%
Services	4,081	4,072	9	0.2%
Licenses	—	400	(400)	(100.0)%
Total net sales	$60,646	$49,575	$11,071	22.3%

Net sales consist of revenues from products (system, system upgrades, and spare parts sales), services, and licensing of technologies. Product sales increased 25.4% to $56.6 million for the three month period ended March 30, 2013, as compared to $45.1 million in the corresponding period of 2012. The $11.5 million increase was due to (i) increased system sales of $14.2 million, (ii) an increase in parts sales of $1.9 million and (iii) a decrease in system upgrade sales of $4.6 million.

On a product market application basis, systems sales and system upgrades to the semiconductor market increased $10.8 million to $43.0 million for the three month period ended March 30, 2013, as compared to $32.2 million in the corresponding period of 2012. The increase was primarily due to an increase in the number of system units sold. Semiconductor industry sales consist of sales to the advanced packaging market, the laser processing applications market, semiconductor and semiconductor inspection market.

Nanotechnology market system sales were $7.2 million for the three month period ended March 30, 2013 as compared to $8.4 million in system sales in the corresponding period of 2012. The $1.2 million decrease was attributable to a decrease in unit sales. System sales to the nanotechnology market are highly dependent on customer capacity demand in the industries we serve, including HBLEDs, ALD, thin film heads, automotive MEMS, LED/laser diodes, and ink jet print heads, and therefore, we expect to experience significant variations in sales to this market from period to period.

Services sales for the three month period ended March 30, 2013 and the corresponding period in 2012 were flat at $4.1 million.

There was no license revenue for the three month period ended March 30, 2013 as compared to $0.4 million of royalty revenue for the corresponding period of 2012. License revenue results from tool resales by our existing customers to third parties and from royalty arrangements. Pursuant to our license arrangements, such transactions are subject to a license fee based on units sold. Future revenues from licensing activities, if any, will be contingent upon existing and future licensing arrangements. We may not be successful in generating licensing revenues in the future and do not anticipate the recognition of significant levels of licensing income during the remainder of 2013.

For the three month period ended March 30, 2013, international net sales increased $27.0 million to $55.4 million or 91.4% of total net sales, as compared to $28.4 million, or 57.3% of total net sales for the corresponding period of 2012. The increase in international sales as a percentage of total sales was due to an increase in unit sales to Asian customers. For the three month period ended March 30, 2013 as compared to the corresponding 2012 period, (i) sales to Europe decreased by $0.3 million, (ii) sales to Japan increased by $2.4 million, (iii) sales to Taiwan increased by $29.6 million, (iv) sales to Korea increased by $5.1 million, and (v) sales to the rest of Asia decreased by $9.8 million.

Our international revenue generally is not subject to significant exchange rate fluctuations, principally because sales contracts for our systems are generally denominated in U.S. dollars. In Japan, however, orders are sometimes denominated in Japanese yen. Yen denominated contracts subject us to the risk of currency fluctuations. We attempt to mitigate this risk by entering into foreign currency forward exchange contracts for the period between when an order is received and when it is recorded as revenue. After recording revenue, we use various mechanisms, such as natural hedges, to offset substantial portions of the gains or losses associated with our Japanese yen denominated receivables due to exchange rate fluctuations. We had approximately 100.8 million Japanese yen denominated receivables at March 30, 2013. International sales expose us to a number of additional risks, including fluctuations in the value of local currencies relative to the U.S. dollar, which impact the relative cost of ownership of our products and, thus, the customer’s willingness to purchase our product. (See Part II, Item 1A, “Risk Factors” herein).

Gross Profit

First Quarter

On a comparative basis, gross margins decreased to 54.9% for the three month period ended March 30, 2013, compared to 57.3% for the corresponding period of 2012. The 2.4 percentage point decrease in gross margin was due to (i) a 3.1 percentage point decrease due to product mix costs, (ii) a 1.9 percentage point decrease related to manufacturing costs, partially offset by (iii) a 1.7 percentage point increase due to better utilization of service costs and a 0.9 percentage point increase from lower installation costs.

Our gross profit as a percentage of sales has been and most likely will continue to be significantly affected by a variety of factors, including the following: the introduction of new products, which typically have higher manufacturing costs until manufacturing efficiencies are realized and which are typically discounted more than existing products until the products gain market acceptance, the mix of products sold, the rate of capacity utilization, write-down of inventory and open purchase commitments, product discounts, pricing and competition in our targeted markets, non-linearity of shipments during the quarter which can result in manufacturing inefficiencies and the percentage of international sales.

Operating Expenses

First Quarter

	Three Months Ended
(In thousands, except percentages)	March 30, 2013	March 31, 2012	Amount of Change	Percentage Change
Research, development, and engineering	$8,396	$6,763	$1,633	24.1%
Selling, general, and administrative	11,821	10,381	1,440	13.9%
Total operating expenses	$20,217	$17,144	$3,073	17.9%

Research, development and engineering expenses for the three month period ended March 30, 2013 were $8.4 million, as compared to $6.8 million for the corresponding period in 2012. The $1.6 million increase was attributable to (i) $0.5 million in additional spending related to atomic layer deposition programs, (ii) $0.4 million in increased contract labor costs, (iii) $0.2 million in stock-based compensation costs, (iv) $0.2 million related to project material, (v) $0.1 million in patent maintenance fees and (vi) $0.2 million in miscellaneous costs, as compared to the corresponding period of 2012. As a percentage of net sales, research, development and engineering expenses for the three month period ended March 30, 2013 increased to 13.8% from 13.6% for the corresponding period of 2012. This percentage increase was primarily due to expenses increasing at a slightly higher rate than revenue as compared to the corresponding period of 2012.

Selling, general, and administrative expenses for the three month period ended March 30, 2013 were $11.8 million as compared to $10.4 million for the corresponding period of 2012. Increases related to (i) stock-based compensation of $0.8 million, (ii) a $0.5 million increase in field service administration costs, (iii) $0.4 million in additional salaries, (iv) a $0.2 million increase in professional fees, (v) a $0.2 million increase in contract labor costs, and (vi) $0.2 million increase in sales commissions and other miscellaneous costs that were partially offset by decreases in legal fees of $0.5 million and $0.4 million in bonus plan expense. As a percentage of net sales, selling, general and administrative expenses for the three month period ended March 30, 2013 decreased to 19.5% as compared to 20.9% for the corresponding period of 2012 resulting primarily from the increase in net sales.

Provision for Income Taxes

For the three month period ended March 30, 2013, we computed our U.S. provision for income taxes based upon the actual tax rate for that period by applying the discrete method, as we determined that small changes in the estimated income or loss for the U.S. jurisdiction would result in significant changes in the estimated annual effective tax rate for that jurisdiction. We computed our provision for income taxes in other jurisdictions based on an effective annual tax rate method. We recorded an income tax benefit of $0.5 million as compared to an income tax provision of $1.2 million for the comparable period in 2012. The income tax benefit recognized for the three month period ended March 30, 2013 resulted primarily from a discrete tax benefit due to the extension of the federal research and development tax credits under the American Taxpayer Relief Act of 2012, partially offset by foreign income taxes. The income tax provision recognized in the three month period ended March 31, 2012 resulted from U.S. federal, state and foreign income taxes. Income tax estimates can be affected by estimates of whether, and within which jurisdictions, future earnings will occur and how, when and if cash is repatriated to the United States, combined with other aspects of an overall income tax strategy. Additionally, taxing jurisdictions could retroactively disagree with our tax treatment of certain items, and some historical transactions have income tax effects going forward. Accounting rules require these future effects to be evaluated using current laws, rules and regulations, each of which can change at any time and in an unpredictable manner. We believe we have adequately provided for any reasonably foreseeable outcome related to these matters and we do not anticipate any material earnings impact from their ultimate resolution.
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
Each quarter we assess the likelihood that we will be able to recover our deferred tax assets. We consider available evidence, both positive and negative, including historical levels of income, expectations and risks associated with estimates of future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance. As a result of our analysis, we concluded that it is more likely than not that, as of March 30, 2013, our net deferred tax assets will not be realized, with the exception of those in Japan and Taiwan. Therefore, we continue to provide a full valuation allowance against net deferred tax assets outside of Japan and Taiwan. It is possible that sometime in the next 12 months the positive evidence will be sufficient to release a material amount of our valuation allowance; however, there is no assurance that this will occur.
We are subject to federal and state tax examination for years 1999 forward and 1997 forward, respectively, by virtue of the tax attributes carrying forward from those years. We are also subject to audits in the foreign jurisdictions in which we operate for years 2005 and forward. There are no material income tax audits currently in progress as of March 30, 2013.

Outlook

The anticipated timing of orders, shipments and system acceptances usually requires that we fill a number of production slots in any given period in order to meet our sales targets. If we are unsuccessful in our efforts to secure those production orders, or if existing production orders are delayed or cancelled, our results of operations will be materially adversely impacted. Additionally, we may not exceed or even maintain our current or prior levels of net sales for any period in the future for the reasons enumerated in this report and our Annual Report on Form 10-K for the year ended December 31, 2012. We believe that the market acceptance and volume production of our advanced packaging systems, laser processing systems, inspection systems and our 1000 Platform steppers are of critical importance to our future financial results. At March 30, 2013, these systems represented approximately 82% of our backlog. Many of our largest customers currently face uncertainty in the markets they serve, resulting in the push out of orders to us and uncertainty in our business. Based on the information we have today, we presently expect net sales for the quarter ended June 29, 2013 to be down by approximately 25% from the net sales reported for the quarter ended March 30, 2013. We are targeting our cash flow and earnings per share to approximate breakeven in the quarter ended June 29, 2013. However, we cannot attach a high level of confidence to these expectations for net sales, cash flow and earnings per share as the situation is very fluid. We expect sales to international customers to continue to represent a significant portion of our revenues for the remainder of fiscal 2013.

LIQUIDITY AND CAPITAL RESOURCES

Net cash used in operating activities was $0.2 million for the three month period ended March 30, 2013, compared to $14.6 million of cash provided by operations for the comparable period in 2012. Net cash used in operating activities during the three month period ended March 30, 2013 was attributable to (i) $18.9 million of cash provided from operating activities after adding back non-cash items like depreciation and stock-based compensation, and (ii) $19.1 million of net cash used by changes to our working capital as described below.

Changes in working capital that provided cash were (i) $1.6 million decrease in accounts receivable, (ii) $0.8 million increase in accounts payable, (iii) $0.3 million increase in other long-term liabilities.

Working capital uses of cash were due to (i) a decrease in deferred product revenues of $9.8 million, (ii) an increase of inventories of $6.5 million, (iii) a decrease of $3.9 million in other current payables, (iv) an increase of $1.0 million in prepaid expenses, and (v) a $0.6 million increase in other assets.

We believe that because of the relatively long manufacturing cycle of certain of our systems, particularly newer products, our inventories will continue to represent a significant portion of working capital. Currently, we are devoting significant resources to the commercialization of our laser processing and inspection systems and to the development of our next generation 1X lithography technologies. We currently intend to continue to incur significant operating expenses in the areas of research, development and engineering, manufacturing, and selling, general and administrative costs in order to further develop, produce and support these new products. Additionally, gross profit margins, inventory and capital equipment levels may be adversely impacted in the future by costs associated with the production of our laser processing and inspection systems and by future generations of our 1X wafer steppers. These costs include, but are not limited to, additional manufacturing overhead, costs of demonstration systems and facilities and the establishment of additional after-sales support organizations. Moreover, there can be no assurance that operating expenses will not increase, relative to sales, as a result of adding technical, marketing and administrative personnel, among other costs, to support our new products. If we are unable to achieve significantly increased net sales or if our sales fall below expectations, our cash flow and operating results will be materially adversely affected until, among other factors, costs and expenses can be reduced. Our failure to achieve our sales targets for these new products could result in inventory write-offs and asset impairment charges, either of which could materially adversely impact our results of operations.

During the three month period ended March 30, 2013, net cash used in investing activities was $23.7 million, attributable to net purchases of short-term investments of $20.4 million and capital expenditures of $3.3 million.

Net cash provided by financing activities was $8.5 million during the three months ended March 30, 2013. The increase in cash was attributable to the proceeds from the issuance of common stock of $11.8 million, net of taxes paid related to the issuance of shares of common stock pursuant to vested restricted stock units of $3.3 million.

At March 30, 2013, we had working capital of $373.1 million. Our principal source of liquidity is cash provided by our operations at March 30, 2013 and consisted primarily of $306.3 million in cash, cash equivalents and short-term investments, net of outstanding borrowings under our line of credit. Our ability to generate cash provides us with substantial financial flexibility in meeting our operating, investing and financing needs.

As of March 30, 2013, $32.4 million of our cash, cash equivalents, and investments were held by foreign subsidiaries. Amounts held by foreign subsidiaries are generally subject to U.S. income taxation on repatriation to the United States. We currently have no plans to repatriate any foreign earnings back to the United States as we believe our cash flows provided by our U.S. operations will meet our future U.S. liquidity needs.

We have a line of credit agreement with a brokerage firm. Under the terms of this agreement, we may borrow funds at a cost equal to the current Federal funds open rate plus 125 basis points (approximately 1.3% as of March 30, 2013). Certain of our cash, cash equivalents and marketable securities secure borrowings outstanding under this facility, but we are not restricted in the use of those assets. Funds are advanced to us under this facility in accordance with pre-determined advance rates based on the cash and securities held by us in this brokerage account. This agreement has no set expiration date and there are no loan covenants other than a collateral requirement. As of March 30, 2013, $1.0 million was outstanding under this facility, with a related collateral requirement of approximately $1.3 million of our cash, cash equivalents and short-term investments.

The development and manufacture of lithography, laser-based systems, inspection systems and system enhancements is highly capital-intensive. In order to be competitive, we believe we must continue to make significant expenditures for capital equipment; sales, service, training and support capabilities; systems, procedures and controls; and expansion of operations and research and development, among many other items. We expect that cash generated from operations and our cash, cash equivalents and short-term investments will be sufficient to meet our cash requirements for at least the next twelve months. However, in the near-term, we may continue to utilize existing and future lines of credit, and other sources of financing, in order to maintain our present levels of cash, cash equivalents and investments. Beyond the next twelve months, we may require additional equity or debt financing to address our working capital or capital equipment needs. In addition, we may seek to raise equity or debt capital at any time that we deem market conditions to be favorable. Additional financing, if needed, may not be available on reasonable terms, or at all.

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

Critical Accounting Policies

The discussion and analysis of our financial condition and results of operations is based upon our unaudited condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. On an on-going basis, we evaluate our critical accounting policies and estimates. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. Our critical accounting policies and estimates are discussed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2012.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Reference is made to Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report on Form 10-K for the year ended December 31, 2012 and to the subheading “Derivative Instruments and Hedging” under the heading “Notes to Consolidated Financial Statements” in Item 8, “Financial Statements and Supplementary Data” of our Annual Report on Form 10-K for the year ended December 31, 2012.

Interest Rate Risk

Our exposure to market risk due to potential changes in interest rates relates primarily to our investment portfolio, which consisted primarily of fixed interest rate instruments as of March 30, 2013. We maintain an investment policy designed to ensure the safety and preservation of our invested funds by limiting market risk and the risk of default.

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

As of March 30, 2013, we did not have any investments in mortgage backed or auction rate securities or any security investments in the financial service sector. However, we intend to closely monitor developments in the credit markets and make appropriate changes to our investment policy as we deem necessary or advisable. Based on our ability to liquidate our investment portfolio and our expected operating cash flows, we do not anticipate any liquidity constraints as a result of the current credit environment.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the three month period ended March 30, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Ultratech, Inc. was a defendant in Dennis Rice v. Ultratech, Inc., et al., a class action lawsuit commenced on June 14, 2012 in the Superior Court of California, County of Santa Clara. The plaintiff alleged that the proposal in our proxy seeking approval to increase the authorized shares of common stock from 40 million to 80 million was misleading and incomplete and that the directors violated their fiduciary duties by making these misleading disclosures. The plaintiff sought to enjoin the stockholders’ vote on this proposal. On July 16, 2012, the Court held a hearing on the plaintiff’s motion for a preliminary injunction and issued an order denying the plaintiff’s motion. After the plaintiff’s motion for an injunction was denied, plaintiff amended the complaint. On December 18, 2012, we filed a motion to dismiss the amended complaint. On February 27, 2013, the court entered an order granting the plaintiff’s request to voluntarily dismiss the action. That dismissal disposed of the action with prejudice as to the plaintiff and without prejudice to the uncertified class that the plaintiff purported to represent. Neither the plaintiff nor his counsel received any consideration in exchange for voluntarily dismissing the action. We consider this matter closed.

Item 1A. Risk Factors

In addition to risks described in the foregoing discussions, and in our annual report on Form 10-K for the year ended December 31, 2012, the following risks, among others, apply to our business and us:

The semiconductor industry historically has been highly cyclical and has experienced periods of oversupply, which have in turn affected the market for semiconductor equipment such as ours and which can adversely affect our results of operations during such periods.

Our business depends in significant part upon capital expenditures by manufacturers of semiconductors, advanced packaging semiconductors and nanotechnology components which in turn depend upon the current and anticipated market demand for such devices and products utilizing such devices. The semiconductor industry historically has been highly cyclical and has experienced recurring periods of oversupply. This has, from time to time, resulted in significantly reduced demand for capital equipment including the systems manufactured and marketed by us. We believe that markets for new generations of semiconductors, semiconductor packaging and inspection will also be subject to similar fluctuations. Our business and operating results would be materially adversely affected by downturns or slowdowns in the semiconductor packaging market or by loss of market share. Accordingly, we may not be able to achieve or maintain our current or prior level of sales. We attempt to mitigate the risk of cyclicality by participating in multiple markets including semiconductor, semiconductor packaging, semiconductor inspection and nanotechnology sectors as well as diversifying into new markets. We believe that diversifying into new markets such as laser-based annealing for implant activation, lithography steppers for 3-D packaging, HBLED, ALD and inspection can help mitigate the effects of this cyclicality in our industry. Despite such efforts, when one or more of such markets experiences a downturn or a situation of excess capacity, our net sales and operating results are materially adversely affected. We believe that as a result of cyclicality and of other factors affecting our foundry customers, such as shifting customer demand, lower capacity utilization rates and changing product designs, we will experience the push out of orders to us and uncertainty in our business for at least the next two fiscal quarters.

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

Sales of our systems depend, in significant part, upon the decision of a prospective customer to increase manufacturing capacity, replace older equipment or to restructure current manufacturing facilities, any of which typically involves a significant commitment of capital. Many of our customers in the past have canceled or postponed the development of new manufacturing facilities and have substantially reduced their capital equipment budgets. Many of our largest customers currently face uncertainty in the markets they serve, resulting in the push out of orders to us and uncertainty in our business. In view of the significant investment involved in a system purchase, we have experienced and may continue to experience delays following initial qualification of our systems as a result of delays in a customer’s approval process. Additionally, we are presently receiving orders for systems that have lengthy delivery schedules, which may be due to longer production lead times or a result of customers’ capacity scheduling requirements. For these and other reasons, our systems typically have a lengthy sales cycle during which we may expend substantial funds and management effort in securing a sale. Lengthy sales cycles subject us to a number of significant risks, including inventory obsolescence and fluctuations in operating results, over which we have little or no control. In order to maintain or exceed our present level of net sales, we are dependent upon obtaining orders for systems that will ship and be accepted in the current period. We may not be able to obtain those orders. Other important factors that could cause demand for our products to fluctuate include:

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

The capital equipment industry in which we operate is intensely competitive. A substantial investment is required to install and integrate capital equipment into a semiconductor, semiconductor inspection, semiconductor packaging or nanotechnology device production line. We believe that once a device manufacturer or packaging subcontractor has selected a particular supplier’s capital equipment, the manufacturer generally relies upon that equipment for the specific production line application and, to the extent possible, subsequent generations of similar products. Accordingly, it is difficult to achieve significant sales to a particular customer once another supplier’s capital equipment has been selected.

We experience competition in advanced packaging from various proximity aligner companies such as Canon Incorporated, Nikon Corporation, Suss Microtec AG (“Suss Microtec”), Rudolph Technologies, Inc. and Ushio and used projection and reduction stepper systems. In nanotechnology, we experience competition from proximity aligner companies, such as Suss Microtec as well as other third party stepper suppliers. We expect our competitors in the lithography arena to continue to improve the performance of their current products and to introduce new products with improved price and performance characteristics. This could cause a decline in sales or loss of market acceptance of our steppers in our served markets, and thereby materially adversely affect our business, financial condition and results of operations. Enhancements to, or future generations of, competing products may be developed that offer superior cost of ownership and technical performance features.

With respect to our laser annealing technologies, marketed under the LSA100A and LSA101 product names, our primary millisecond anneal competition comes from companies such as Dainippon Screen Manufacturing Co., Ltd., Applied Materials, Inc. and Mattson Technology, Inc. Many of these companies offer products utilizing Rapid Thermal Processing ("RTP"), which is the current prevailing manufacturing technology. RTP does not prevent semiconductor device manufacturers from scaling the lateral dimensions of their transistors to obtain improved performance, but diffusion resulting from the time scales associated with RTP limits the vertical dimension of the junctions. Faster annealing times result in shallower and more abrupt junctions and faster transistors. We believe that RTP manufacturers recognize the need to reduce thermal cycle times and are working toward this goal. In July 2000, we licensed certain rights to our then existing laser thermal processing technology, with reservations, to a competing manufacturer of semiconductor equipment. We presently anticipate that this company and others intend to offer laser annealing tools to the semiconductor industry that will compete with our offerings.

Another potential advanced annealing solution utilizes flash lamp annealing technology, or "FLA". Several companies have published papers on annealing tools that incorporate flash lamp technology in order to reduce annealing times and increase annealing temperatures. Developers of FLA technology claim to have overcome annealing difficulties at the advanced nodes. This technique, which employs flash lamps, has shown improvements over RTP in junction depth and sheet resistance, but we believe FLA suffers from pattern-related non-uniformities and could require additional, costly processes to equalize the reflectivity of different areas within the chip or wafer. Our proprietary laser thermal processing solution has been specifically developed to provide junction annealing on near-instantaneous time-scales, while achieving high activation levels. Laser thermal annealing, our first implementation of laser thermal processing, activates dopants in the microsecond-to-millisecond time frame without melting. Our research indicates that, at temperatures just below the melting point of silicon, time durations in the microsecond to millisecond range, are required to achieve full activation, and minimal dopant diffusion.

Additionally, competition to our laser thermal processing products may come from other laser annealing tools, including those presently being used by the flat panel display industry to re-crystallize silicon. Manufacturers of these tools may try to extend the use of their technologies to semiconductor device applications.

In the market for inspection systems, competition for inspection systems comes from a wide range of companies, including large companies such as KLA-Tencor, Nanometrics, Rudolph, and numerous smaller companies developing and manufacturing inspection equipment.

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

We may not realize the anticipated benefits of any acquisition or investment. Acquisitions involve numerous risks, including difficulties in the assimilation of the operations, technologies, personnel and products of the acquired companies; the diversion of management’s attention from other business concerns; risks of entering markets in which we have limited or no direct experience; and the potential loss of key employees of the acquired company. In the event we acquire product lines, technologies or businesses which do not complement our business, or which otherwise do not enhance our sales or operating results, we may incur substantial write-offs and higher recurring operating costs, which could have a material adverse effect on our business, financial condition and results of operations. For example, in December 2012 we acquired certain assets of Cambridge Nanotech, Inc. (“Cambridge”), including patents and patent applications, and we hired certain former employees of Cambridge. There can be no assurance that we will successfully integrate the Cambridge products and personnel into our business and receive the benefits of the acquisition of the purchased assets. We intend to sell the products we acquired from Cambridge through indirect sales channels. In addition, we may not successfully sell the Cambridge products through these indirect sales channels, as we have historically sold our products directly to our customers. We may, in the future, pursue additional acquisitions of complementary product lines, technologies or businesses. Future acquisitions may result in potentially dilutive issuances of equity securities, the incurrence of debt and contingent liabilities and amortization expenses and impairment charges related to goodwill and other intangible assets, which could materially adversely affect our financial condition and results of operations. In the event that any such acquisition does occur, there can be no assurance as to the effect thereof on our business or operating results.

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

As of March 30, 2013, we had outstanding options to purchase and outstanding restricted stock units for a total of 3.8 million shares of our Common Stock. Among other determinants, the market price of our stock has a major impact on the number of shares subject to outstanding stock options and restricted stock units that are included in the weighted-average shares used in determining our net income per share. During periods of extreme volatility, the impact of higher stock prices can have a materially dilutive effect on our net income per share. Additionally, shares subject to outstanding options and restricted stock units are excluded from the calculation of net income per share when we have a net loss or when the exercise price and the average unrecognized compensation cost of the stock option or restricted stock unit is greater than the average market price of our Common Stock, as the impact of the stock options or restricted stock units would be anti-dilutive.

We sell our products primarily to a limited number of customers and to customers in a limited number of industries, which subjects us to increased risks related to the business performance of our customers, and therefore their need for our products, and the business cycles of the markets into which we sell.

Historically, we have sold a substantial portion of our systems to a limited number of customers. In the three month period ended March 30, 2013, our top five customers account for 75.7% of our system sales compared to 71.2% in the corresponding period of 2012. We expect that sales to a relatively few customers will continue to account for a high percentage of our net sales in the foreseeable future and believe that our financial results depend in significant part upon the success of these major customers and our ability to meet their future capital equipment needs. Although the composition of the group comprising our largest customers may vary from period to period, the loss of a significant customer or any reduction in orders by a significant customer, including reductions due to market, economic or competitive conditions in the semiconductor, semiconductor packaging, semiconductor inspection or nanotechnology industries or in the industries that manufacture products utilizing integrated circuits, thin film heads or other nanotechnology components, would likely have a material adverse effect on our business, financial condition and results of operations. Our ability to maintain or increase our sales in the future depends, in part, on our ability to obtain orders from new customers as well as the financial condition and success of our existing customers, the semiconductor and nanotechnology industries and the economy in general.

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

On a market application basis, sales to the semiconductor industry, primarily for advanced packaging applications and laser thermal processing applications, accounted for 86% and 79% of our systems revenue for the three month period ended March 30, 2013 and the corresponding period in 2012, respectively. We had $7.2 million of sales to nanotechnology manufacturers, including micro systems, thin film head and optical device manufacturers for the three month period ended, March 30, 2013 as compared to $8.4 million in sales for the corresponding period of 2012. Systems revenue from the nanotechnology sector accounted for 14% of systems revenue for the three month period ended March 30, 2013, as compared to 21% revenue for the corresponding period in 2012. Our future operating results and financial condition would be materially adversely impacted by a downturn in any of these industries, or by loss of market share in any of these industries. A growing percentage of our backlog of system orders is comprised of laser thermal processing tools. As our laser thermal processing tools are used for the continuation of reduced device geometries and customers seldom provide us with their future technical requirements, these tools may not meet all customers’ requirements upon initial delivery and installation at the customer’s facility. As a result, acceptance of the tool by the customer could be delayed while we perform testing and attempt to meet their requirements, or the order could be cancelled if we are unable to meet those requirements. Should significant demand not materialize, due to technical, production, market or other factors, our business, financial position and results of operations would be materially adversely impacted.

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

Although we attempt to protect our intellectual property rights through patents, copyrights, trade secrets and other measures, we believe that our success will depend more upon the innovation, technological expertise and marketing abilities of our employees. Nevertheless, we have a policy of seeking patents when appropriate on inventions resulting from our ongoing research and development and manufacturing activities. Our intellectual property portfolio has 727 patents and patent applications with expiration dates ranging from June 2013 to September 2030. In addition, we have various registered trademarks and copyright registrations covering mainly applications used in the operation of our systems. We also rely upon trade secret protection for our confidential and proprietary information. We may not be able to protect our technology adequately and competitors may be able to develop similar technology independently. Our pending patent applications may not be issued or U.S. or foreign intellectual property laws may not protect our intellectual property rights. In addition, litigation may be necessary to enforce our patents, copyrights or other intellectual property rights, to protect our trade secrets, to determine the validity and scope of the proprietary rights of others or to defend against claims of infringement. Such litigation has resulted in, and in the future could result in, substantial costs and diversion of resources and could have a material adverse effect on our business, financial condition and results of operations, regardless of the outcome of the litigation. Patents issued to us may be challenged, invalidated or circumvented and the rights granted thereunder may not provide competitive advantages to us. Furthermore, others may independently develop similar technology or products, or, if patents are issued to us, design around the patents issued to us. Invalidation of our patents related to those technologies, or the expiration of patents covering our key technologies, could allow our competitors to more effectively compete against us, which could result in less revenue for us.

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

Public health issues, political instability (for example, recent unrest in the Middle East), natural disasters, terrorist attacks in the United States and elsewhere, government responses thereto, military actions in Afghanistan and elsewhere, and recent tensions on the Korean Peninsula and in other parts of Asia may disrupt our operations or those of our customers and suppliers and may affect the availability of materials needed to manufacture our products or the means to transport those materials to manufacturing facilities and finished products to customers. In addition, such events could disrupt the semiconductor market, resulting in the cancellation or delay of product orders. Significant public health issues could cause damage or disruption to international commerce by creating economic and political uncertainties that may have a significant negative impact on the global economy, us and our customers or suppliers. Should such incidents increase or other public health issues arise, we could be negatively impacted by the need for more stringent employee travel restrictions, additional limitations in the availability of freight services, governmental actions limiting the movement of products between various regions and disruptions in the operations of our customers or suppliers. Similarly, political instability could affect the ability of our suppliers to provide the materials needed in our operations or the cost of acquiring such materials. Any public health issues, political instability, natural disasters, any terrorist attacks, or the ongoing war on terrorism or other wars could increase volatility in the United States and world financial markets which may depress the price of our Common Stock and may limit the capital resources available to us or our customers or suppliers, which could result in decreased orders from customers, less favorable financing terms from suppliers, and scarcity or increased costs of materials and components of our products. Additionally, if any of these events were to directly affect or be specifically directed at us, or occur in a country where we or our suppliers or our customers operate, our ability to conduct our business could be significantly disrupted. Any of these occurrences could have a significant impact on our operating results, revenues and costs and may result in increased volatility of the market price of our Common Stock.

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

International sales accounted for approximately 91% of total net sales for the three month period ended March 30, 2013, as compared to 57% in the corresponding period of 2012. The increase in international sales as a percentage of total sales was primarily due to an increase in sales to Taiwanese customers. We anticipate that international sales will continue to account for a significant portion of total net sales. As a result, a significant portion of our net sales will continue to be subject to certain risks, including unexpected changes in regulatory requirements; difficulty in satisfying existing regulatory requirements; exchange rate fluctuations; tariffs and other barriers; political and economic instability; difficulties in accounts receivable collections; reduced protection of intellectual property; natural disasters; difficulties in staffing and managing foreign subsidiary and branch operations; and potentially adverse tax consequences.

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

As of March 30, 2013, we had $307.3 million in cash, cash equivalents and short-term investments. We maintain an investment portfolio of cash equivalents and short-term investments in commercial paper and U.S. government-backed securities. These investments are subject to general credit, liquidity, and market and interest rate risks. Substantially all of these securities are subject to interest rate and credit risk and will decline in value if interest rates increase or one or more of the issuers’ credit ratings is reduced. As a result of any of the foregoing, we may experience a reduction in value or loss of liquidity of our investments, which may have a negative adverse effect on our results of operations, liquidity and financial condition.

Our investment portfolio may become impaired by further deterioration of the capital markets.

Our cash equivalent and short-term investment portfolio as of March 30, 2013 consisted of securities and obligations of U.S. government agencies, money market funds and commercial paper. We follow an established investment policy and set of guidelines to monitor, manage and limit our exposure to interest rate and credit risk. The policy sets forth credit quality standards and limits our exposure to any one issuer, as well as our maximum exposure to various asset classes.

As a result of current financial market conditions, investments in some financial instruments, such as structured investment vehicles, sub-prime mortgage-backed securities and collateralized debt obligations, may lose some or all of their value due to liquidity and credit concerns. As of March 30, 2013, we had no holdings in these categories of investments and no impairment charge associated with our short-term investment portfolio. Although we believe our current investment portfolio has little risk of impairment, we cannot predict future market conditions or market liquidity and our investment portfolio could become impaired.

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

We prepare our financial statements in conformity with U.S. GAAP. These principles are subject to interpretation by the FASB, the American Institute of Certified Public Accountants, the SEC and various bodies formed to interpret and create appropriate accounting policies. A change in those policies can have a significant effect on our reported results and may affect our reporting of transactions which are completed before a change is announced.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

Item 6. Exhibits

3.1(a)	Amended and Restated Certificate of Incorporation of the Registrant, filed October 6, 1993.
3.1.1(a)	Certificate of Amendment of the Amended and Restated Certificate of Incorporation of the Company, filed May 17, 1995.
3.1.2(a)	Certificate of Amendment of the Amended and Restated Certificate of Incorporation of the Company, filed June 17, 1998.
3.1.3(a)	Certificate of Amendment of the Amended and Restated Certificate of Incorporation of the Company, filed June 20, 2003.
3.1.4(b)	Certificate of Amendment of the Amended and Restated Certificate of Incorporation of the Company, filed August 31, 2009.
3.2(c)	Amended and Restated Bylaws of the Registrant, as amended.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
31.1	Certification of Chief Executive Officer required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
 ____________________

(a)	Previously filed with our Quarterly Report on Form 10-Q for the quarter ended June 28, 2003 (Commission File No. 0-22248) and incorporated herein by reference.

(b)	Previously filed with our Quarterly Report on Form 10-Q for quarter ended October 3, 2009 (Commission File No. 0-22248) and incorporated herein by reference.

(c)	Previously filed with our Current Report on Form 8-K filed on April 17, 2012 (Commission File No. 0-22248) and incorporated herein by reference.

(d)	Previously filed with our Current Report on Form 8-K filed on August 21, 2012 (Commission File No. 0-22248) and incorporated herein by reference.

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

ULTRATECH, INC. (Registrant)

Date:	April 26, 2013	By:	/s/ BRUCE WRIGHT
Bruce Wright
Senior Vice President, Finance and Chief Financial Officer (Duly Authorized Officer and Principal Financial and Accounting Officer)

EXHIBIT INDEX

3.1(a)	Amended and Restated Certificate of Incorporation of the Registrant, filed October 6, 1993.
3.1.1(a)	Certificate of Amendment of the Amended and Restated Certificate of Incorporation of the Company, filed May 17, 1995.
3.1.2(a)	Certificate of Amendment of the Amended and Restated Certificate of Incorporation of the Company, filed June 17, 1998.
3.1.3(a)	Certificate of Amendment of the Amended and Restated Certificate of Incorporation of the Company, filed June 20, 2003.
3.1.4(b)	Certificate of Amendment of the Amended and Restated Certificate of Incorporation of the Company, filed August 31, 2009.
3.2(c)	Amended and Restated Bylaws of the Registrant, as amended.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
31.1	Certification of Chief Executive Officer required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
 ______________________

(a)	Previously filed with our Quarterly Report on Form 10-Q for the quarter ended June 28, 2003 (Commission File No. 0-22248) and incorporated herein by reference.

(b)	Previously filed with our Quarterly Report on Form 10-Q for the quarter ended October 3, 2009 (Commission File No. 0-22248) and incorporated herein by reference.

(c)	Previously filed with our Current Report on Form 8-K on April 17, 2012 (Commission File No. 0-22248) and incorporated herein by reference.

(d)	Previously filed with our Current Report on Form 8-K filed on August 21, 2012 (Commission File No. 0-22248) and incorporated herein by reference.

*
Exhibit 32.1 is being furnished and shall not be deemed to be filed for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, nor shall such exhibit be deemed to be incorporated by reference in any registration statement or other document filed under the Securities Act, or the Exchange Act, except as otherwise stated in such filing.