Form 10-Q
period 2013-06-29
ULTRATECH INC
filed 2013-07-29
CIK 909791

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
——————————————————
FORM 10-Q
——————————————————
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 29, 2013

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

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding as of June 29, 2013
common stock, $0.01 par value	27,774,171

ULTRATECH, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

ULTRATECH, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)	June 29, 2013	December 31, 2012*
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$64,279	$96,968
Short-term investments	235,411	205,540
Accounts receivable, net	45,906	42,464
Inventories, net	56,057	46,794
Prepaid expenses and other current assets	9,127	8,305
Total current assets	410,780	400,071
Property, plant, and equipment, net	22,245	19,801
Intangible assets, net	16,612	12,282
Other assets	4,529	4,832
Total assets	$454,166	$436,986
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Notes payable	$1,000	$1,000
Accounts payable	16,550	17,741
Deferred product and services income	7,679	16,964
Other current liabilities	11,962	14,860
Total current liabilities	37,191	50,565
Other liabilities	11,814	11,235
Stockholders’ equity	405,161	375,186
Total liabilities and stockholders’ equity	$454,166	$436,986
__________________
*     The balance sheet as of December 31, 2012 has been derived from the audited financial statements at that date.
See accompanying notes to unaudited condensed consolidated financial statements

ULTRATECH, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Six Months Ended
(In thousands, except per share amounts)	June 29, 2013	June 30, 2012	June 29, 2013	June 30, 2012
Net sales:
Products	$38,671	$53,525	$95,236	$98,628
Services	3,895	5,337	7,976	9,409
Licenses	300	250	300	650
Total net sales	42,866	59,112	103,512	108,687
Cost of sales:
Cost of products sold	19,578	23,930	44,118	41,981
Cost of services	3,011	3,142	5,824	6,267
Total cost of sales	22,589	27,072	49,942	48,248
Gross profit	20,277	32,040	53,570	60,439
Operating expenses:
Research, development, and engineering	7,802	7,772	16,198	14,535
Selling, general, and administrative	11,362	11,088	23,183	21,469
Operating income	1,113	13,180	14,189	24,435
Interest expense	(24)	(2)	(48)	(5)
Interest and other income (expense), net	(149)	(46)	(29)	82
Income before income tax	940	13,132	14,112	24,512
Provision (benefit) for income taxes	84	1,961	(436)	3,141
Net income	$856	$11,171	$14,548	$21,371
Net income per share - basic	$0.03	$0.42	$0.52	$0.81
Number of shares used in per share computations - basic	27,945	26,530	27,800	26,387
Net income per share - diluted	$0.03	$0.41	$0.51	$0.78
Number of shares used in per share computations - diluted	28,653	27,387	28,673	27,247
See accompanying notes to unaudited condensed consolidated financial statements

ULTRATECH, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended		Six Months Ended
(In thousands)	June 29, 2013	June 30, 2012	June 29, 2013	June 30, 2012
Net income	$856	$11,171	$14,548	$21,371
Other comprehensive income, net of tax:
Change in unrealized loss on investments	(59)	(22)	(86)	(40)
Change in minimum post retirement benefits obligation	2	3	5	6
Change in cash flow hedges	—	—	(89)	—
Other comprehensive loss	(57)	(19)	(170)	(34)
Total comprehensive income	$799	$11,152	$14,378	$21,337
See accompanying notes to unaudited condensed consolidated financial statements

ULTRATECH, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended
(In thousands)	June 29, 2013	June 30, 2012
Cash flows from operating activities:
Net income	$14,548	$21,371
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	2,651	2,206
Amortization of intangibles and other	927	270
Amortization of security discount (premium)	397	(166)
Stock-based compensation	6,679	5,025
Deferred income taxes	—	5
Changes in operating assets and liabilities:
Accounts receivable	(3,442)	(7,498)
Inventories	(9,219)	(5,771)
Prepaid expenses and other current assets	(908)	1,424
Other assets	158	(654)
Accounts payable	(1,191)	5,380
Deferred product and services income	(9,285)	10,342
Other current liabilities	(2,898)	(5,171)
Other liabilities	518	3,673
Net cash provided by (used in) operating activities	(1,065)	30,436
Cash flows from investing activities:
Capital expenditures	(5,188)	(2,905)
Purchase of intangible assets	(5,000)	(8,000)
Purchase of investments in securities	(128,146)	(171,247)
Proceeds from maturities of investments	97,792	151,633
Net cash used in investing activities	(40,542)	(30,519)
Cash flows from financing activities:
Proceeds from notes payable	2,000	2,000
Repayment of notes payable	(2,000)	(2,000)
Proceeds from issuance of common stock for stock option exercises	12,278	5,853
Tax payment for issuance of common stock from release of restricted stock units	(3,360)	(4,278)
Net cash provided by financing activities	8,918	1,575
Net increase (decrease) in cash and cash equivalents	(32,689)	1,492
Cash and cash equivalents at beginning of period	96,968	58,780
Cash and cash equivalents at end of period	$64,279	$60,272
See accompanying notes to unaudited condensed consolidated financial statements

Ultratech, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
June 29, 2013

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

Our fiscal periods end on the Saturday closest to month-end, except that our fiscal year ends on December 31. All references to the quarter or three month period refer to our fiscal quarter. Our fiscal quarters covered by this report ended on June 29, 2013 and June 30, 2012.

Operating results for the three and six month periods ended June 29, 2013 are not necessarily indicative of the results that may be expected for the year ending December 31, 2013, or any future periods.

USE OF ESTIMATES — The preparation of the financial statements and related disclosures in conformity with U.S. GAAP require us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and the related disclosure of contingent assets and liabilities at the date of the consolidated financial statements. By their nature, these estimates and judgments are subject to an inherent degree of uncertainty. On an ongoing basis, management evaluates its estimates, including those related to inventories, purchase order commitments, warranty obligations, asset retirement obligations, bad debts, estimated useful lives of fixed assets and intangible assets, asset impairment, intangible asset impairment, income taxes, deferred income tax valuation allowance, stock-based compensation, and contingencies and litigation. We base our estimates on historical experience and on various other analyses and assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

We generally recognize revenue from sales of our spare parts upon shipment, as our products are generally sold on terms that transfer title and risk of ownership when it leaves our site. We sell service contracts for which revenue is deferred and recognized ratably over the contract period (for time-based service contracts) or as service hours are delivered (for contracts based on a purchased quantity of hours). We recognize license revenue from transactions in which our systems are re-sold by our customers to third parties, as well as from royalty arrangements.

Costs related to deferred product revenues are capitalized (deferred) and recognized at the time of revenue recognition. Deferred product revenue and costs are netted on our balance sheet, under the caption “deferred product and services income.” The gross amount of deferred revenues and deferred costs at June 29, 2013 were $9.6 million and $1.9 million, respectively, as compared to $24.6 million and $7.6 million, respectively, at December 31, 2012.

Costs incurred for shipping and handling are included in cost of sales.

(3) Stock-Based Compensation

Stock-based compensation expense recognized under ASC Topic 718, Compensation – Stock Compensation (“ASC 718”), for employees and directors and the effect on our Condensed Consolidated Statements of Operations were as follows:

	Three Months Ended		Six Months Ended
(In thousands)	June 29, 2013	June 30, 2012	June 29, 2013	June 30, 2012
Cost of sales	$178	$147	$352	$251
Research, development, and engineering	584	417	1,126	739
Selling, general and administrative expenses	2,656	2,305	5,201	4,035
Total stock-based compensation expense	$3,418	$2,869	$6,679	$5,025

Stock-based compensation cost capitalized as part of inventory was $0.1 million and $0.2 million during the three and six month periods ended June 29, 2013, respectively. The amount capitalized for the three and six month periods ended June 30, 2012 was $0.1 million and $0.1 million, respectively.

As required by ASC 718, we estimate expected forfeitures and recognize compensation costs only for those equity awards expected to vest. As of June 29, 2013, there was $47.7 million of total unrecognized compensation cost related to non-vested stock-based compensation arrangements granted under our 1993 Stock Option Plan/Stock Issuance Plan, as amended (“1993 Plan”), and our 1998 Supplemental Stock Option/Stock Issuance Plan, as amended (“1998 Plan”). The costs related to stock options and restricted stock units are expected to be recognized over a weighted average period of 5.1 years and 4.2 years, respectively.

On July 19, 2011, our stockholders approved amendments to the 1993 Plan which increased the number of shares available for issuance pursuant to the 1993 Plan by 3.3 million shares. The amendments, which were adopted by our Board of Directors on May 31, 2011, effective as of their approval by our stockholders, increased the share reserve, altered share-counting procedures, made changes to the non-employee director automatic grant program and enabled the grant of performance-based awards under the plan. These plans provide for the grant of stock-based awards to our eligible employees, consultants and advisers and non-employee directors. As of June 29, 2013, there were 1.7 million shares reserved for future awards under the 1993 Plan and no shares reserved for future awards under the 1998 Plan as the plan expired on October 19, 2008.

We used the following weighted-average assumptions to estimate the fair value of our stock options granted during the three and six month periods ended June 29, 2013 and June 30, 2012:

	Three Months Ended		Six Months Ended
	June 29, 2013	June 30, 2012	June 29, 2013	June 30, 2012
Expected life (in years)	5.8	8.0	5.9	7.5
Risk-free interest rate	0.7%	1.7%	0.8%	1.4%
Volatility	47%	49%	47%	48%
Dividend yield	—	—	—	—

Our equity awards granted during the three month period ended June 29, 2013 were granted with vesting terms of 50 months.

(4) Basic and Diluted Net Income Per Share

The following table sets forth the computation of basic and diluted net income per share for the three and six month periods ended June 29, 2013 and June 30, 2012:

	Three Months Ended		Six Months Ended
(In thousands, except per share amounts)	June 29, 2013	June 30, 2012	June 29, 2013	June 30, 2012
Numerator:
Net income	$856	$11,171	$14,548	$21,371
Denominator:
Basic weighted-average shares outstanding	27,945	26,530	27,800	26,387
Effect of dilutive employee stock options and restricted stock units	708	857	873	860
Diluted weighted-average shares outstanding	28,653	27,387	28,673	27,247

Net income per share - basic	$0.03	$0.42	$0.52	$0.81

Net income per share - diluted	$0.03	$0.41	$0.51	$0.78

For the three and six month periods ended June 29, 2013, 1.4 million and 1.3 million shares of common stock, respectively, subject to outstanding options were excluded from the computation of diluted net income per share, as the effect would have been anti-dilutive, as compared to 1.3 million and 1.3 million shares of common stock related to outstanding options for the corresponding periods of 2012. There were 0.1 million and 0.1 million shares of common stock underlying outstanding restricted stock units excluded from the computation of diluted net income per share for the three and six month periods ended June 29, 2013, respectively. The number of shares of common stock underlying outstanding restricted stock units that were excluded from the computation of diluted net income per share were 0.1 million and 0.1 million, respectively for the corresponding periods of 2012. Options and restricted stock units are anti-dilutive when we have a net loss or when the exercise price and the average unrecognized compensation cost of the stock option or restricted stock unit is greater than the average market price of our common stock during the period.

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

We measure certain financial assets and liabilities at fair value on a recurring basis, including available-for-sale securities and foreign currency derivatives. The fair value of these certain financial assets and liabilities was determined using the following inputs at June 29, 2013 and December 31, 2012:

	Fair Value Measurements at June 29, 2013
(In thousands)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available-for-sale securities(1)
Commercial paper	$9,099	$—	$9,099	$—
Money market funds	11,415	11,415	—	—
U.S. treasury bills and notes	6,018	—	6,018	—
Securities and obligations of U.S. government agencies	225,393	—	225,393	—
	251,925	11,415	240,510	—
Foreign currency derivatives(2)	8	—	8	—
Foreign currency derivatives(3)	(19)	—	(19)	—
	$251,914	$11,415	$240,499	$—

	Fair Value Measurements at December 31, 2012
(In thousands)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available-for-sale securities(1)
Commercial paper	$19,996	$—	$19,996	$—
Money market funds	15,107	15,107	—	—
U.S. treasury bills and notes	6,045	—	6,045	—
Securities and obligations of U.S. government agencies	210,730	—	210,730	—
	251,878	15,107	236,771	—
Foreign currency derivatives(2)	28	—	28	—
Foreign currency derivatives(3)	(31)	—	(31)	—
	$251,875	$15,107	$236,768	$—
________________

(1)	Included in cash and cash equivalents and short-term investments on our condensed consolidated balance sheets. See “Investments” in Note 6 for further details.

(2)
Included in other current assets on our condensed consolidated balance sheets. Consisted of forward foreign exchange contracts for the Japanese yen. See “Derivative Instruments and Hedging” in Note 7 for further details.

(3)
Included in other current liabilities on our condensed consolidated balance sheets. Consisted of forward foreign exchange contracts for the Japanese yen. See “Derivative Instruments and Hedging” in Note 7 for further details.

(6) Investments

We classified all of our investments as “available for sale” as of June 29, 2013 and December 31, 2012. Accordingly, we state our investments at estimated fair value. Fair values are determined based on quoted market prices or pricing models using current market rates. We deem all investments to be available to meet current working capital requirements. The cost of securities sold was determined based on the specific identification method.

The following table summarizes our investments at June 29, 2013 and December 31, 2012:

	June 29, 2013				December 31, 2012
	Amortized Cost	Accumulated Other Comprehensive Income		Estimated Fair Value	Amortized Cost	Accumulated Other Comprehensive Income		Estimated Fair Value
Available-for-sale securities (in thousands)		Gains	Losses			Gains	Losses
Commercial paper	$9,099	$—	$—	$9,099	$19,996	$—	$—	$19,996
Money market funds	11,415	—	—	11,415	15,107	—	—	15,107
U.S. treasury bills and notes	6,016	2	—	6,018	6,040	5	—	6,045
Securities and obligations of U.S. government agencies	225,456	32	95	225,393	210,710	77	57	210,730
Total	$251,986	$34	$95	$251,925	$251,853	$82	$57	$251,878

The following table identifies the balance sheet classifications of our investments at June 29, 2013 and December 31, 2012:

(In thousands)	June 29, 2013	December 31, 2012
Cash equivalents	$16,515	$46,338
Short-term investments	235,410	205,540
Investments, at estimated fair value	$251,925	$251,878

The gross amortized cost and estimated fair value of our investments at June 29, 2013 and December 31, 2012, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because the issuers of the securities may have the right to prepay obligations without prepayment penalties.

	June 29, 2013		December 31, 2012
(In thousands)	Gross Amortized Cost	Fair Value	Gross Amortized Cost	Fair Value
Due in one year or less	$221,195	$221,161	$245,827	$245,847
Due after one year through five years	30,791	30,764	6,026	6,031
Total	$251,986	$251,925	$251,853	$251,878

The following table provides the breakdown of the cash equivalents and investments with unrealized losses at June 29, 2013:

	In Loss Position for Less Than 12 Months		Total
(In thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Securities and obligations of U.S. government agencies	$80,499	$95	$80,499	$95
Total	$80,499	$95	$80,499	$95

The following table provides the breakdown of the cash equivalents and investments with unrealized losses at December 31, 2012:

	In Loss Position for Less Than 12 Months		Total
(In thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Securities and obligations of U.S. government agencies	15,896	$57	$15,896	$57
Total	$15,896	$57	$15,896	$57

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

We have not recorded any OTTI of our investments for any of the three and six month periods ended June 29, 2013 and June 30, 2012.

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

	Derivatives
		Fair Value as of
(In thousands)	Balance Sheet Location	June 29, 2013	December 31, 2012
Foreign exchange contracts	Other current assets	$8	$28
	Other current liabilities	(19)	(31)
Total derivatives		$(11)	$(3)

Our derivative financial instruments are subject to both credit and market risk. Credit risk is the risk of loss due to failure of a counterparty to perform its obligations in accordance with contractual terms. Market risk is the potential change in an investment’s value caused by fluctuations in interest and currency exchange rates, credit spreads or other variables. We monitor the credit-worthiness of the financial institutions that are counterparties to our derivative financial instruments and do not consider the risks of counterparty nonperformance to be material. Credit and market risks, as a result of an offset by the underlying assets being hedged, related to derivative instruments were not considered material at June 29, 2013 and December 31, 2012.

Cash Flow Hedging

We designate and document as cash flow hedges foreign exchange forward contracts that are used by us to hedge the risk that the forecasted sale may be adversely affected by changes in foreign currency exchange rates. The effective portion of the contracts’ gains or losses is included in accumulated other comprehensive income (loss) (“OCI”) until the period in which the forecasted sale being hedged is recognized, at which time the amount in OCI is reclassified to earnings as a component of revenue. To the extent that any of these contracts are not considered to be effective in offsetting the change in the value of the forecasted sales being hedged, the ineffective portion of these contracts is immediately recognized in income as a component of interest and other income, net. For the year ended December 31, 2012, there was one cash flow hedge with $0.1 million excluded from effectiveness testing. This hedge was for 179.0 million yen with a U.S. dollar value of $2.2 million. We calculate hedge effectiveness at a minimum each fiscal quarter. We measure hedge effectiveness by comparing the cumulative change in the spot rate of the derivative with the cumulative change in the spot rate of the anticipated sales transactions. The maturity of these instruments is generally nine months or less. We record any excluded components of the hedge in interest and other income, net. We reclassified an accumulated gain from other comprehensive income (loss) during the six month period ended June 29, 2013 in the amount of $0.1 million. There was no cash flow hedging activity in the three month period ended June 29, 2013.

Fair Value Hedging

We manage the foreign currency risk associated with Japanese yen denominated assets and liabilities using foreign exchange forward contracts. The change in fair value of these derivatives is recognized as a component of interest and other income (expense), net and is intended to offset the remeasurement gains and losses associated with the non-functional currency denominated assets and liabilities. At June 29, 2013, we had one currency buy-forward contract for the purchase of 67.4 million Japanese yen, or approximately $0.7 million and one currency sell-forward contract for the sale of 27.3 million Japanese yen, or approximately $0.3 million. The fair value of derivatives classified as balance sheet hedges at June 29, 2013 and December 31, 2012, respectively, was insignificant. The following sets forth the effect of the derivative instruments on our Condensed Consolidated Statements of Operations for the three and six month periods ended June 29, 2013 and June 30, 2012:

		Amount of Gain (Loss) Recognized in Income on Derivatives During
Derivatives in ASC 815 Fair Value Hedging Relationship	Location of Gain (Loss) Recognized in Income on Derivatives	Three months ended June 29, 2013 (in thousands)	Six months ended, June 29, 2013 (in thousands)
Foreign exchange contracts	Interest and other income (expense), net	$2	$(38)
		Amount of Gain (Loss) Recognized in Income on Derivatives During
Derivatives in ASC 815 Fair Value Hedging Relationship	Location of Gain (Loss) Recognized in Income on Derivatives	Three months ended June 30, 2012 (in thousands)	Six months ended, June 30, 2012 (in thousands)
Foreign exchange contracts	Interest and other income (expense), net	$(6)	$7

(8) Inventories, net

Inventories consisted of the following at June 29, 2013 and December 31, 2012:

(In thousands)	June 29, 2013	December 31, 2012
Raw materials	$24,059	$19,597
Work-in-process	15,038	9,708
Finished products	16,960	17,489
Balance, end of the period	$56,057	$46,794

(9) Notes Payable

We have a line of credit agreement with a brokerage firm. Under the terms of this agreement, we may borrow funds at a cost equal to the current Federal funds open rate plus 125 basis points (approximately 1.3% as of June 29, 2013). Funds are advanced to us under this facility based on pre-determined advance rates on the cash and securities held by us in this brokerage account. Under this facility, we may borrow up to 75% of our total cash, cash equivalents and investments balance in this brokerage account with no restriction in the use of those assets. This agreement has no set expiration date and there are no loan covenants, other than the aforementioned collateral requirement. As of June 29, 2013 and December 31, 2012, $1.0 million and $1.0 million, respectively, were outstanding under this facility, with a related collateral requirement of approximately $1.3 million and $1.3 million, respectively, of our cash, cash equivalents and investments.

(10) Current Liabilities

Deferred Services Income

A portion of our revenue is generated from service contracts. Payments from certain of these service contracts are collected in advance. As such, revenues from these service contracts are deferred and recognized ratably over the contract period for time-based service contracts, or as service hours are delivered for contracts based on a purchased quantity of hours. Changes in our deferred service revenue for the three and six month periods ended June 29, 2013 and June 30, 2012 were as follows:

	Three Months Ended		Six Months Ended
(In thousands)	June 29, 2013	June 30, 2012	June 29, 2013	June 30, 2012
Balance, beginning of the period	$6,890	$5,725	$6,062	$4,991
Additions	1,972	1,283	4,276	3,066
Revenue recognized	(1,464)	(1,406)	(2,940)	(2,455)
Balance, end of the period	$7,398	$5,602	$7,398	$5,602
Balance sheet classification
Deferred service income-short term	$5,583	$3,973
Deferred service income-long term	1,815	1,629
Balance, end of period	$7,398	$5,602

Other current liabilities

Other current liabilities consisted of the following at June 29, 2013 and December 31, 2012:

(In thousands)	June 29, 2013	December 31, 2012
Salaries and benefits	$8,122	$10,359
Warranty accrual	1,873	2,273
Advanced billing	232	29
Accrued taxes-other	202	—
Capital lease, current portion	—	15
Other	1,533	2,184
Balance, end of the period	$11,962	$14,860

Warranty Accrual

We generally warrant our new and refurbished products for material and labor to repair the product for periods of twelve months and three months, respectively, from the date of system acceptance. Accordingly, an accrual for the estimated cost of the warranty is recorded at the time the product is shipped. Extended warranty terms, if granted, result in deferral of revenue equating to our standard pricing for similar service contracts. Recognition of the related warranty cost is deferred until product revenue is recognized. Factors that affect our warranty liability include the number of installed units, historical and anticipated rates of warranty claims and cost per claim. We periodically assess the adequacy of our recorded warranty liabilities and adjust the amounts as necessary. We believe our warranty accrual, as of June 29, 2013, is sufficient to satisfy outstanding obligations as of that date. Changes in our warranty accrual for the three and six month periods ended June 29, 2013 and June 30, 2012 were as follows:

	Three Months Ended		Six Months Ended
(In thousands)	June 29, 2013	June 30, 2012	June 29, 2013	June 30, 2012
Balance, beginning of the period	$2,052	$2,165	$2,273	$2,398
Liabilities accrued for warranties issued	463	1,417	980	2,067
Warranty claims paid and utilized	(663)	(825)	(1,327)	(1,282)
Changes in accrued warranty liabilities	21	38	(53)	(388)
Balance, end of the period	$1,873	$2,795	$1,873	$2,795

Advanced Billings

On occasion, we require, or our customers pay, a deposit in advance of order shipment. These amounts are classified as advanced billings until the related order ships. The balance of $0.2 million of advanced billings was from multiple customers as of June 29, 2013. There was an insignificant amount of advance payments received as of December 31, 2012.

(11) Other Liabilities

Other liabilities at June 29, 2013 and December 31, 2012 consisted of the following:

(In thousands)	June 29, 2013	December 31, 2012
Long-term income taxes payable	$3,255	$3,710
Deferred compensation	3,207	2,477
Asset retirement obligation	2,181	2,123
Deferred service income-long term	1,815	1,631
Postretirement medical obligation	985	967
Deferred rent	246	—
Other	125	327
Balance, end of the period	$11,814	$11,235

(12) Accumulated Other Comprehensive Income (Loss)

Accumulated other comprehensive loss, net of tax, is comprised of the following items:

(In thousands)	Investments	Post Retirement Obligations	Cash Flow Hedges	Total
Balance as of December 31, 2012	25	(71)	89	43
Other comprehensive income before reclassifications	(86)	—	—	(86)
Amounts reclassified from accumulated OCI	—	5	(89)	(84)
Net other comprehensive income (loss)	(86)	5	(89)	(170)
Balance as of June 29, 2013	(61)	(66)	—	(127)

The reclassifications out of accumulated OCI for the six month period ending June 29, 2013 are as follows:

Details about Accumulated OCI Components	Amount Reclassified from Accumulated OCI for the Six Months Ended June 29, 2013	Statement of Operations Presentation
(In thousands)
Post Retirement Obligations
Service cost	(5)	General and administrative expense
subtotal	(5)	Net of tax
Cash Flow Hedges
Cash flow hedges	89	Interest and other income, net
subtotal	89	Net of tax
Total reclassifications for the period	84	Net of tax

(13) Employee Benefit Plans

Employee bonus plans

We currently sponsor an executive incentive bonus plan that distributes employee awards based on the achievement of predetermined targets. We recorded a charge of $0.6 million and $1.2 million under this bonus plan for the three and six month periods ended June 29, 2013, respectively, as compared to $1.4 million and $2.6 million for the corresponding periods of 2012.

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
We did not contribute to this plan in the three month period ended June 29, 2013. We contributed $0.2 million to this plan in the six month period ended June 29, 2013. We contributed $0.2 million and $0.4 million to this plan for each of the three and six month periods ended June 30, 2012, respectively.

We also sponsor an executive non-qualified deferred compensation plan (the “Plan”) that allows qualifying executives to defer current cash compensation. As of June 29, 2013, Plan assets of $2.7 million, representing the cash surrender value of life insurance policies held by us and liabilities of $3.2 million were included in our Consolidated Balance Sheets under the captions “Other assets” and “Other liabilities”, respectively. The related Plan expenses for each of the three and six month periods ended June 29, 2013 and June 30, 2012 were insignificant.

Postretirement benefits

We have committed to providing and fully paying for lifetime postretirement medical and dental benefits to our Chief Executive Officer and Chief Financial Officer and their spouses, commencing after retirement. We recorded net periodic benefit costs of an insignificant amount for each of the three and six month periods ended June 29, 2013 and June 30, 2012.

(14) Income Taxes

For the three and six month periods ended June 29, 2013, we computed our U.S. provision for income taxes based upon the actual tax rate for that period by applying the discrete method, as we determined that small changes in the estimated income or loss for the U.S. jurisdiction would result in significant changes in the estimated annual effective tax rate for that jurisdiction. We computed our provision for income taxes in other jurisdictions based on an effective annual tax rate method. We recorded an income tax provision of $0.1 million and a tax benefit of $0.4 million for the three and six month periods ended June 29, 2013, respectively, as compared to income tax provisions of $2.0 million and $3.1 million for the comparable periods in 2012. The income tax benefit recognized for the six month period ended June 29, 2013 resulted primarily from a discrete tax benefit due to the extension of the federal research and development tax credits under the American Taxpayer Relief Act of 2012, partially offset by foreign income taxes. The income tax provision recognized for the three month period ended June 29, 2013 resulted primarily from foreign income taxes.
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
We currently have a full valuation allowance against our U.S. net deferred tax asset. We continue to monitor the relative weight of positive and negative evidence of future profitability in relevant jurisdictions. As of June 29, 2013, we have experienced historical profitability. However, as of June 29, 2013, we have determined that the following negative evidence outweighs the positive evidence such that it is not more likely than not that we will generate sufficient taxable income in the relevant jurisdictions to utilize our deferred tax assets and release the associated valuation allowance:

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

As a result of our analysis, we concluded that it is more likely than not that, as of June 29, 2013, our net deferred tax assets will not be realized, with the exception of those in Japan and Taiwan. Therefore, we continue to provide a full valuation allowance against net deferred tax assets outside of Japan and Taiwan. We closely monitor available evidence, and as noted above, may release some or all of the valuation allowance in future periods.
We are subject to federal and state tax examinations for years 1999 forward and 1997 forward, respectively, by virtue of the tax attributes carrying forward from those years. We are also subject to audits in the foreign jurisdictions in which we operate for years 2005 and forward. There are no material income tax audits currently in progress as of June 29, 2013.

(15) Intangible Assets, net

On June     24, 2013, we acquired the rights to a collection of patents and patent applications including patents in advanced packaging, copper bumping and laser annealing.

As of June 29, 2013, the gross carrying amount of our intangible assets was $18.1 million and accumulated amortization was $1.5 million. The weighted average life of all our intangible assets was 10.9 years as of June 29, 2013. During the three and six month periods ending June 29, 2013, our amortization expense for our intangible assets was $0.3 million and $0.7 million, respectively, as compared to insignificant amounts for the corresponding periods of 2012.

(16) Commitments and Contingencies

Commitments

In March 2010, we entered into a building lease agreement in preparation for the expansion of our manufacturing operations in Singapore. The initial term of the lease is three years, and the lease is accounted for as an operating lease. On August 15, 2012, Ultratech SE Asia PTE, Ltd, an indirect wholly-owned subsidiary of Ultratech, Inc., renegotiated the lease and entered into a new lease, effective June 15, 2013. The new Singapore lease extended the term of the original lease such that it expires on June 14, 2018 and sets forth the revised base rent for each of the years covered. The minimum future lease payments to be made under this arrangement is $2.8 million.

In August 2008 and December 2009, we entered into agreements with a leasing company for the sale and leaseback of certain assets for an initial term of 4 years. The sale prices of these items were $6.8 million and $5.4 million in 2008 and 2009, respectively. There was no gain or loss from these transactions. These leases are classified as operating leases in accordance with ASC Topic 840, Leases. On May 10, 2012, we entered into a lease extension for the August 2008 transaction. The twenty-seven month extension is valued at $2.0 million and will expire on August 14, 2014. As of June 29, 2013, the minimum future lease payments to be made under these agreements were $1.3 million.

The table below summarizes our operating lease commitments as of June 29, 2013:

In thousands	Operating Leases
For the years:
Remainder of 2013	$2,073
2014	3,265
2015	2,660
2016	1,057
2017	934
Thereafter	334
Total minimum lease payments	$10,323

Item 2.        Management's Discussion and Analysis of Financial Condition and Results of Operations

In addition to current and historical information, this Quarterly Report on Form 10-Q (“Report”) contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements relate to our future operations, prospects, potential products, services, developments, and business strategies. These statements can, in some cases, be identified by the use of terms such as “may,” “will,” “should,” “could,” “would,” “intend,” “expect,” “plan,”

“anticipate,” “believe,” “estimate,” “predict,” “project,” “potential,” or “continue” or the negative of such terms or other comparable terminology. This Report includes, among others, forward-looking statements regarding our expectations about:

•	the timing and recognition of revenue;

•	our manufacturing cycles, delivery and non-linearity of shipments, customer acceptance, and installation cycles of our products;

•
the need for continued large overhead expenses for the commercialization of our laser processing and inspection systems, the next generation 1X lithography technologies, and the next generation of 1X wafer steppers, which have relatively long manufacturing cycles and will require a significant expenditure on research and development, engineering, sales, support, and general administration, for which an increases in any of these costs, or a failure to meet our sales targets, could materially impact our cash flow and operating results;

•	revenue from licensing activities and arrangements;

•	variations in sales from period to period in volatile markets such as nanotechnology;

•	the market acceptance and volume production of our advanced packaging systems, laser processing systems, inspections systems and our 1000 platform steppers;

•	demand for our products and technological change;

•	industry developments that impact our customers and demand for their products;

•	sales to international customers which represent a significant portion of our revenue;

•	our future cash flow, short term investments, and access to additional credit and equity being sufficient to meet our operating requirements for the next 12 months;

•	foreign and domestic tax rates and treatment; and

•	the financial and operational impact of acquisitions or development of future product lines, technologies, businesses, or the issuance of debt and equity securities.
These statements involve certain known and unknown risks and uncertainties that could cause our actual results to differ materially from those expressed or implied in our forward-looking statements. Such risks and uncertainties include, among others, those listed in Part II, Item 1A. “Risk Factors” of this Report. We do not intend, and undertake no obligation, to update any of our forward-looking statements after the date of this Report to reflect actual results or future events or circumstances.

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

Executive Summary

	Three Months Ended,		Six Months Ended,
	June 29, 2013	June 30, 2012	June 29, 2013	June 30, 2012
International sales	52%	78%	75%	69%
Domestic sales	48%	22%	25%	31%
Total sales	100%	100%	100%	100%

Semiconductor systems sales	91%	77%	88%	78%
Nanotechnology systems sales	9%	23%	12%	22%
Total systems sales	100%	100%	100%	100%

Net Sales

Second Quarter

	Three Months Ended
(In thousands, except percentages)	June 29, 2013	June 30, 2012	Amount of Change	Percentage Change
Sales of:
Products	$38,671	$53,525	$(14,854)	(27.8)%
Services	3,895	5,337	(1,442)	(27.0)%
Licenses	300	250	50	20.0%
Total net sales	$42,866	$59,112	$(16,246)	(27.5)%

Net sales consist of revenues from products (system, system upgrades, and spare parts sales), services, and licensing of technologies. Product sales decreased by 27.8% to $38.7 million for the three month period ended June 29, 2013, as compared to $53.5 million in the corresponding period of 2012. The $14.9 million million decrease was due to (i) decreased system sales of $7.4 million and (ii) decreased system upgrade sales of $9.5 million partially offset by an increase in parts sales of $2.2 million.

On a product market application basis, systems sales and system upgrades to the semiconductor market decreased $8.5 million to $28.4 million for the three month period ended June 29, 2013, as compared to $36.9 million in the corresponding period of 2012. The decrease was primarily due to a lesser number of system units sold. Semiconductor industry sales consist of sales to the advanced packaging market, the laser processing applications market, semiconductor and semiconductor inspection market.

Nanotechnology market system sales were $2.7 million for the three month period ended June 29, 2013 as compared to $11.3 million in system sales in the corresponding period of 2012. The $8.6 million decrease was attributable to a decrease in unit sales. System sales to the nanotechnology market are highly dependent on customer capacity demand in the industries we serve, including HBLEDs, ALD, thin film heads, automotive MEMS, LED/laser diodes, and ink jet print heads, and therefore, we expect to experience significant variations in sales to this market from period to period.

Services sales for the three month period ended June 29, 2013 decreased by $1.4 million compared to the corresponding period in 2012 from $5.3 million to $3.9 million. This decrease is the result of a decrease in service contract sales.

License sales consisted of $0.3 million for the three month period ended June 29, 2013 as compared to $0.3 million in the corresponding period of 2012. License revenue results from tool resales by our existing customers to third parties and from royalty arrangements. Pursuant to our license arrangements, such transactions are subject to a license fee based on units sold. Future revenues from licensing activities, if any, will be contingent upon existing and future licensing arrangements. We may not be successful in generating licensing revenues in the future and do not anticipate the recognition of significant levels of licensing income during the remainder of 2013.

For the three month period ended June 29, 2013, international sales decreased $23.8 million to $22.4 million or 52% of total net sales, as compared to $46.2 million, or 78% of total net sales for the corresponding period of 2012. The decrease in international sales as a percentage of total sales was due to a decrease in unit sales to Asian and European customers. For the three month period ended June 29, 2013 as compared to the corresponding 2012 period, (i) sales to Europe decreased by $10.0 million, (ii) sales to Korea decreased by $4.1 million, (iii) sales to the rest of Asia (other than Taiwan and Japan) decreased by $13.7 million, (iv) sales to Taiwan increased by $3.8 million and (v) sales to Japan increased by $0.3 million.

Our international revenue generally is not subject to significant exchange rate fluctuations, principally because sales contracts for our systems are generally denominated in U.S. dollars. In Japan, however, orders are sometimes denominated in Japanese yen. Yen denominated contracts subject us to the risk of currency fluctuations. We attempt to mitigate this risk by entering into foreign currency forward exchange contracts for the period between when an order is received and when it is recorded as revenue. After recording revenue, we use various mechanisms, such as natural hedges, to offset substantial portions of the gains or losses associated with our Japanese yen denominated receivables due to exchange rate fluctuations. We had approximately 26.1 million Japanese yen denominated receivables at June 29, 2013. International sales expose us to a number of additional risks, including fluctuations in the value of local currencies relative to the U.S. dollar, which impact the relative cost of ownership of our products and, thus, the customer’s willingness to purchase our product. (See Part II, Item 1A, “Risk Factors” herein).

Year-To-Date

	Six Months Ended
(In thousands, except percentages)	June 29, 2013	June 30, 2012	Amount of Change	Percentage Change
Sales of:
Products	$95,236	$98,628	$(3,392)	(3.4)%
Services	7,976	9,409	(1,433)	(15.2)%
Licenses	300	650	(350)	(53.8)%
Total net sales	$103,512	$108,687	$(5,175)	(4.8)%

Product sales decreased by 3.4% to $95.2 million for the six months ended June 29, 2013 as compared to the same period in 2012. The decrease was mainly due to decreased systems upgrade sales of $14.2 million which was partially offset by increased parts sales of $4.0 million and increased systems sales of $6.8 million.

On a product market applications basis during the six months ended June 29, 2013, system sales (which includes systems upgrade sales) to the semiconductor industry increased by $2.3 million to $71.4 million from the corresponding period of 2012. The increase was primarily due to an increase in units sold. Semiconductor industry sales consist of sales to the advanced packaging market, the laser processing applications market and the semiconductor market.

Nanotechnology market sales were $9.9 million for the six month period ended June 29, 2013 as compared to $19.7 million in the corresponding period in 2012, a decrease of $9.8 million. The decrease in sales in the nanotechnology market was due to a decrease in unit sales. System sales to the nanotechnlogy market are highly dependent on customer capacity demand in the industries we serve, including the film heads, automotive MES, LED/laser diodes, HBLEDs, ALD and ink jet print heads, and therefore we expect to experience significant variations in sales to this market from period to period.

Service revenue during the six month period ended June 29, 2013 decreased by $1.4 million to $8.0 million from the comparable period of 2012. This decrease is the result of a decrease in service contract sales. Revenues from licensing activities decreased by $0.4 million to $0.3 million for the six month period ended June 29, 2013 as compared to the same period of 2012.

For the six month period ended June 29, 2013, international net sales increased by $3.2 million to $77.8 million, or 75% of total net sales, as compared with $74.6 million, or 69% of total net sales, for the comparable period of 2012.
The increase in international sales as a percentage of total sales was due to primarily to an increase in sales to Taiwan as compared to the same period of 2012. The increase in international sales was due to (1) increased sales to Taiwan of $33.4 million, (ii) increased sales to Japan of $2.7 million and (iii) increased sales to Korea of $1.0 million, partially offset by (a) decreased sales to Europe of $10.3 million and (b) decreased sales to the rest of the Asia of $23.5 million.

Gross Profit

Second Quarter

On a comparative basis, gross margins decreased to 47.3% for the three month period ended June 29, 2013, compared to 54.2% for the corresponding period of 2012. The 6.9% decrease in gross margin was due to (i) a 2.9 percentage point increase in material costs resulting from our product mix, (ii) a 2.9 percentage point decrease related to manufacturing inefficiencies resulting from lower volume and (iii) a 1.7 percentage point decrease related to lower service cost utilization, partially offset by a 0.6 percentage point increase related to reductions in other manufacturing costs.

Year-to-Date

On a comparative basis, gross margin decreased to 51.8% for the six month period ended June 29, 2013, compared to 55.6% for the corresponding period of 2012. The 3.8% decrease in gross margin was due to (i) a 3.8 percentage point increase in material costs due to product mix, (ii) a 1.0 percentage point decrease related to manufacturing inefficiencies resulting from lower volume, partially offset by a 1.0 percentage point increase related to reductions in other manufacturing costs.

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

Operating Expenses

Second Quarter

	Three Months Ended
(In thousands, except percentages)	June 29, 2013	June 30, 2012	Amount of Change	Percentage Change
Research, development, and engineering	$7,802	$7,772	$30	0.4%
Selling, general, and administrative	11,362	11,088	274	2.5%
Total operating expenses	$19,164	$18,860	$304	1.6%

Research, development and engineering expenses for the three month period ended June 29, 2013 were $7.8 million, as compared to $7.8 million for the corresponding period in 2012. As a percentage of net sales, research, development and engineering expenses for the three month period ended June 29, 2013 increased to 18.2% from 13.1% for the corresponding period of 2012. This percentage increase was due to the decrease in net sales experienced in the three month period ended June 29, 2013.

Selling, general, and administrative expenses for the three month period ended June 29, 2013 were $11.4 million as compared to $11.1 million for the corresponding period of 2012. Selling, general and administrative expenses increased by $0.3 million due to (i) a $0.4 million increase in expenses related to the ALD product group and (ii) a $0.4 million increase in sales and marketing costs, partially offset by a decrease of $0.5 million in bonus plan expense. As a percentage of net sales, selling, general and administrative expenses for the three month period ended June 29, 2013 increased to 26.5% as compared to 18.8% for the corresponding period of 2012 primarily due to the decrease in net sales experienced in the three month period ended June 29, 2013.

Year-To-Date

	Six Months Ended
(In thousands, except percentages)	June 29, 2013	June 30, 2012	Amount of Change	Percentage Change
Research, development, and engineering	$16,198	$14,535	$1,663	11.4%
Selling, general, and administrative	23,183	21,469	1,714	8.0%
Total operating expenses	$39,381	$36,004	$3,377	9.4%

Research, development and engineering expenses for the six month period ended June 29, 2013 were $16.2 million as compared to $14.5 million for the corresponding period in 2012. The $1.6 million increase was due to (i) a $0.8 million increase in costs related to additional engineering projects, (ii) a $0.5 million increase in expenses related to the ALD product group, (iii) $0.2 million related to stock-based compensation expenses, and (iv) $0.1 million of legal costs related to the larger number of patents in our portfolio. As a percentage of net sales, research, development and engineering expenses for the six month period ended June 29, 2013 increased to 15.6% from 13.4% for the corresponding period of 2012. This percentage increase was primarily due to the increase in research, development and engineering costs in the three month period ended June 29, 2013.

Selling, general and administrative expenses for the six month period ended June 29, 2013 increased $1.7 million to $23.2 million from the corresponding period in 2012. This was caused by the following: (i) a $1.2 million increase in stock-based compensation expense, (ii) $1.0 million in expenses related to the ALD product group, and (iii) $0.7 million in sales and marketing related expenses, partially offset by a $1.2 million decrease in bonus plan expense. As a percentage of net sales, selling, general and administrative expenses for the six month period ended June 29, 2013 increased to 22.4% from 19.8% for the corresponding period of 2012 due to both the increase in overall spending and the decrease in net sales over the same period.

Provision for Income Taxes

For the three and six month periods ended June 29, 2013, we computed our U.S. provision for income taxes based upon the actual tax rate for that period by applying the discrete method, as we determined that small changes in the estimated income or loss for the U.S. jurisdiction would result in significant changes in the estimated annual effective tax rate for that jurisdiction. We computed our provision for income taxes in other jurisdictions based on an effective annual tax rate method. We recorded an income tax provision of $0.1 million and a tax benefit of $0.4 million for the three and six month periods ended June 29, 2013, respectively, as compared to income tax provisions of $2.0 million and $3.1 million for the comparable periods in 2012. The income tax benefit recognized for the six month period ended June 29, 2013 resulted primarily from a discrete tax benefit due to the extension of the federal research and development tax credits under the American Taxpayer Relief Act of 2012, partially offset by foreign income taxes. The income tax provisions recognized in the three and six month periods ended June 30, 2012 resulted primarily from U.S. federal, state and foreign income taxes. Income tax estimates can be affected by estimates of whether, and within which jurisdictions, future earnings will occur and how, when and if cash is repatriated to the United States, combined with other aspects of an overall income tax strategy. Additionally, taxing jurisdictions could retroactively disagree with our tax treatment of certain items, and some historical transactions have income tax effects going forward. Accounting rules require these future effects to be evaluated using current laws, rules and regulations, each of which can change at any time and in an unpredictable manner. We believe we have adequately provided for any reasonably foreseeable outcome related to these matters and we do not anticipate any material earnings impact from their ultimate resolution.
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
Each quarter we assess the likelihood that we will be able to recover our deferred tax assets. We consider available evidence, both positive and negative, including historical levels of income, expectations and risks associated with estimates of future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance. As a result of our analysis, we concluded that it is more likely than not that, as of June 29, 2013, our net deferred tax assets will not be realized, with the exception of those in Japan and Taiwan. Therefore, we continue to provide a full valuation allowance against net deferred tax assets outside of Japan and Taiwan. It is possible that sometime in the next 12 months the positive evidence will be sufficient to release a material amount of our valuation allowance; however, there is no assurance that this will occur.
We are subject to federal and state tax examination for years 1999 forward and 1997 forward, respectively, by virtue of the tax attributes carrying forward from those years. We are also subject to audits in the foreign jurisdictions in which we operate for years 2005 and forward. There are no material income tax audits currently in progress as of June 29, 2013.

Outlook

The anticipated timing of orders, shipments and system acceptances usually requires that we fill a number of production slots in any given period in order to meet our sales targets. If we are unsuccessful in our efforts to secure those production orders, or if existing production orders are delayed or cancelled, our results of operations will be materially adversely impacted. Additionally, we may not exceed or even maintain our current or prior levels of net sales for any period in the future for the reasons enumerated in this report and our Annual Report on Form 10-K for the year ended December 31, 2012. We believe that the market acceptance and volume production of our advanced packaging systems, laser processing systems, inspection systems and our 1000 Platform steppers are of critical importance to our future financial results. At June 29, 2013, these systems represented approximately 76% of our backlog. Many of our largest customers currently face uncertainty in the markets they serve, resulting in the push out of orders to us and uncertainty in our business. Based on the information we have today, we presently expect net sales for the quarter ended September 28, 2013 to approximate that of net sales recorded in the quarter ended June 29, 2013. We are targeting our cash flow and earnings per share to approximate breakeven in the quarter ended September 28, 2013. However, we cannot attach a high level of confidence to these expectations for net sales, cash flow and earnings per share as the situation is very fluid. We expect sales to international customers to continue to represent a significant portion of our revenues for the remainder of fiscal 2013.

LIQUIDITY AND CAPITAL RESOURCES

Net cash used in operating activities was $1.1 million for the six month period ended June 29, 2013, compared to $30.4 million of cash provided by operations for the comparable period in 2012. Net cash used in operating activities during the six month period ended June 29, 2013 was attributable to (i) $25.2 million of cash provided from operating activities after adding back non-cash items like depreciation and stock-based compensation, and (ii) $26.3 million of net cash used by changes to our working capital as described below.

Working capital uses of cash were due to (i) a decrease in deferred product revenues of $9.3 million, (ii) an increase of inventories of $9.2 million, (iii) an increase in accounts receivable of $3.4 million (iv) a decrease of $2.9 million in other current liabilities, (v) a decrease in accounts payable of $1.2 million and (vi) an increase of $1.0 million in prepaid expenses.

Working capital sources of cash came from changes in other assets and other liabilities of $0.7 million.

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

During the six month period ended June 29, 2013, net cash used in investing activities was $40.5 million, attributable to net purchases of short-term investments of $30.4 million, capital expenditures of $5.2 million and $5.0 million for the purchase of intangible assets.

Net cash provided by financing activities was $8.9 million during the six months ended June 29, 2013. The increase in cash was attributable to the proceeds from the issuance of common stock of $12.3 million, net of taxes paid related to the issuance of shares of common stock pursuant to vested restricted stock units of $3.4 million.

At June 29, 2013, we had working capital of $373.6 million. Our principal source of liquidity is cash provided by our operations at June 29, 2013 and consisted primarily of $298.7 million in cash, cash equivalents and short-term investments, net of outstanding borrowings under our line of credit. Our ability to generate cash provides us with substantial financial flexibility in meeting our operating, investing and financing needs.

As of June 29, 2013, $22.4 million of our cash, cash equivalents, and investments were held by foreign subsidiaries. Amounts held by foreign subsidiaries are generally subject to U.S. income taxation on repatriation to the United States. We currently have no plans to repatriate any foreign earnings back to the United States as we believe our cash flows provided by our U.S. operations will meet our future U.S. liquidity needs.

We have a line of credit agreement with a brokerage firm. Under the terms of this agreement, we may borrow funds at a cost equal to the current Federal funds open rate plus 125 basis points (approximately 1.3% as of June 29, 2013). Certain of our cash, cash equivalents and marketable securities secure borrowings outstanding under this facility, but we are not restricted in the use of those assets. Funds are advanced to us under this facility in accordance with pre-determined advance rates based on the cash and securities held by us in this brokerage account. This agreement has no set expiration date and there are no loan covenants other than a collateral requirement. As of June 29, 2013, $1.0 million was outstanding under this facility, with a related collateral requirement of approximately $1.3 million of our cash, cash equivalents and short-term investments.

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

Interest Rate Risk

Our exposure to market risk due to potential changes in interest rates relates primarily to our investment portfolio, which consisted primarily of fixed interest rate instruments as of June 29, 2013. We maintain an investment policy designed to ensure the safety and preservation of our invested funds by limiting market risk and the risk of default.

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

As of June 29, 2013, we did not have any investments in mortgage backed or auction rate securities or any security investments in the financial service sector. However, we intend to closely monitor developments in the credit markets and make appropriate changes to our investment policy as we deem necessary or advisable. Based on our ability to liquidate our investment portfolio and our expected operating cash flows, we do not anticipate any liquidity constraints as a result of the current credit environment.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the three month period ended June 29, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

None.

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

Our business depends in significant part upon capital expenditures by manufacturers of semiconductors, advanced packaging semiconductors and nanotechnology components which in turn depend upon the current and anticipated market demand for such devices and products utilizing such devices. The semiconductor industry historically has been highly cyclical and has experienced recurring periods of oversupply. This has, from time to time, resulted in significantly reduced demand for capital equipment including the systems manufactured and marketed by us. We believe that markets for new generations of semiconductors, semiconductor packaging and inspection will also be subject to similar fluctuations. Our business and operating results would be materially adversely affected by downturns or slowdowns in the semiconductor packaging market or by loss of market share. Accordingly, we may not be able to achieve or maintain our current or prior level of sales. We attempt to mitigate the risk of cyclicality by participating in multiple markets including semiconductor, semiconductor packaging, semiconductor inspection and nanotechnology sectors as well as diversifying into new markets. We believe that diversifying into new markets such as laser-based annealing for implant activation, lithography steppers for 3-D packaging, HBLED, ALD and inspection can help mitigate the effects of this cyclicality in our industry. Despite such efforts, when one or more of such markets experiences a downturn or a situation of excess capacity, our net sales and operating results are materially adversely affected. We believe that as a result of cyclicality and of other factors affecting our foundry customers, such as shifting customer demand, lower capacity utilization rates and changing product designs, we will experience the push out of orders to us and uncertainty in our business.

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

We experience competition in advanced packaging from various proximity aligner and stepper companies such as Canon Incorporated, Nikon Corporation, Suss Microtec AG (“Suss Microtec”), Rudolph Technologies, Inc. and Ushio and used projection and reduction stepper systems. In nanotechnology, we experience competition from proximity aligner companies, such as Suss Microtec as well as other third party stepper suppliers. We expect our competitors in the lithography arena to continue to improve the performance of their current products and to introduce new products with improved price and performance characteristics. This could cause a decline in sales or loss of market acceptance of our steppers in our served markets, and thereby materially adversely affect our business, financial condition and results of operations. Enhancements to, or future generations of, competing products may be developed that offer superior cost of ownership and technical performance features.

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

As of June 29, 2013, we had outstanding options to purchase and outstanding restricted stock units for a total of 3.7 million shares of our Common Stock. Among other determinants, the market price of our stock has a major impact on the number of shares subject to outstanding stock options and restricted stock units that are included in the weighted-average shares used in determining our net income per share. During periods of extreme volatility, the impact of higher stock prices can have a materially dilutive effect on our net income per share. Additionally, shares subject to outstanding options and restricted stock units are excluded from the calculation of net income per share when we have a net loss or when the exercise price and the average unrecognized compensation cost of the stock option or restricted stock unit is greater than the average market price of our Common Stock, as the impact of the stock options or restricted stock units would be anti-dilutive.

We sell our products primarily to a limited number of customers and to customers in a limited number of industries, which subjects us to increased risks related to the business performance of our customers, and therefore their need for our products, and the business cycles of the markets into which we sell.

Historically, we have sold a substantial portion of our systems to a limited number of customers. In the three month period ended June 29, 2013, our top five customers account for 76% of our system sales compared to 83% in the corresponding period of 2012. We expect that sales to a relatively few customers will continue to account for a high percentage of our net sales in the foreseeable future and believe that our financial results depend in significant part upon the success of these major customers and our ability to meet their future capital equipment needs. Although the composition of the group comprising our largest customers may vary from period to period, the loss of a significant customer or any reduction in orders by a significant customer, including reductions due to market, economic or competitive conditions in the semiconductor, semiconductor packaging, semiconductor inspection or nanotechnology industries or in the industries that manufacture products utilizing integrated circuits, thin film heads or other nanotechnology components, would likely have a material adverse effect on our business, financial condition and results of operations. Our ability to maintain or increase our sales in the future depends, in part, on our ability to obtain orders from new customers as well as the financial condition and success of our existing customers, the semiconductor and nanotechnology industries and the economy in general.

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

On a market application basis, sales to the semiconductor industry, primarily for advanced packaging applications and laser thermal processing applications, accounted for 91% and 77% of our systems revenue for the three month period ended June 29, 2013 and the corresponding period in 2012, respectively. We had $2.7 million of sales to nanotechnology manufacturers, including micro systems, thin film head, ALD and optical device manufacturers for the three month period ended, June 29, 2013 as compared to $11.3 million in sales for the corresponding period of 2012. Systems revenue from the nanotechnology sector accounted for 9% of systems revenue for the three month period ended June 29, 2013, as compared to 23% of systems revenue for the corresponding period in 2012. Our future operating results and financial condition would be materially adversely impacted by a downturn in any of these industries, or by loss of market share in any of these industries. A growing percentage of our backlog of system orders is comprised of laser thermal processing tools. As our laser thermal processing tools are used for the continuation of reduced device geometries and customers seldom provide us with their future technical requirements, these tools may not meet all customers’ requirements upon initial delivery and installation at the customer’s facility. As a result, system acceptance of the tool could be delayed while we perform testing and attempt to meet their requirements, or the order could be cancelled if we are unable to meet those requirements. Should significant demand not materialize, due to technical, production, market or other factors, our business, financial position and results of operations would be materially adversely impacted.

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

Although we attempt to protect our intellectual property rights through patents, copyrights, trade secrets and other measures, we believe that our success will depend more upon the innovation, technological expertise and marketing abilities of our employees. Nevertheless, we have a policy of seeking patents when appropriate on inventions resulting from our ongoing research and development and manufacturing activities. Our intellectual property portfolio has 871 patents and patent applications with expiration dates ranging from September 2013 to May 2030. In addition, we have various registered trademarks and copyright registrations covering mainly applications used in the operation of our systems. We also rely upon trade secret protection for our confidential and proprietary information. We may not be able to protect our technology adequately and competitors may be able to develop similar technology independently. Our pending patent applications may not be issued or U.S. or foreign intellectual property laws may not protect our intellectual property rights. In addition, litigation may be necessary to enforce our patents, copyrights or other intellectual property rights, to protect our trade secrets, to determine the validity and scope of the proprietary rights of others or to defend against claims of infringement. Such litigation has resulted in, and in the future could result in, substantial costs and diversion of resources and could have a material adverse effect on our business, financial condition and results of operations, regardless of the outcome of the litigation. Patents issued to us may be challenged, invalidated or circumvented and the rights granted thereunder may not provide competitive advantages to us. Furthermore, others may independently develop similar technology or products, or, if patents are issued to us, design around the patents issued to us. Invalidation of our patents related to those technologies, or the expiration of patents covering our key technologies, could allow our competitors to more effectively compete against us, which could result in less revenue for us.

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

International sales accounted for approximately 52% of total net sales for the three month period ended June 29, 2013, as compared to 78% in the corresponding period of 2012. The decrease in international sales as a percentage of total sales was primarily due to a decrease in sales to our customers in Asia, outside of Taiwan and Japan. We anticipate that international sales will continue to account for a significant portion of total net sales. As a result, a significant portion of our net sales will continue to be subject to certain risks, including unexpected changes in regulatory requirements; difficulty in satisfying existing regulatory requirements; exchange rate fluctuations; tariffs and other barriers; political and economic instability; difficulties in accounts receivable collections; reduced protection of intellectual property; natural disasters; difficulties in staffing and managing foreign subsidiary and branch operations; and potentially adverse tax consequences.

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

As of June 29, 2013, we had $299.7 million in cash, cash equivalents and short-term investments. We maintain an investment portfolio of cash equivalents and short-term investments in commercial paper and U.S. government-backed securities. These investments are subject to general credit, liquidity, and market and interest rate risks. Substantially all of these securities are subject to interest rate and credit risk and will decline in value if interest rates increase or one or more of the issuers’ credit ratings is reduced. As a result of any of the foregoing, we may experience a reduction in value or loss of liquidity of our investments, which may have a negative adverse effect on our results of operations, liquidity and financial condition.

Our investment portfolio may become impaired by further deterioration of the capital markets.

Our cash equivalent and short-term investment portfolio as of June 29, 2013 consisted of securities and obligations of U.S. government agencies, money market funds and commercial paper. We follow an established investment policy and set of guidelines to monitor, manage and limit our exposure to interest rate and credit risk. The policy sets forth credit quality standards and limits our exposure to any one issuer, as well as our maximum exposure to various asset classes.

As a result of current financial market conditions, investments in some financial instruments, such as structured investment vehicles, sub-prime mortgage-backed securities and collateralized debt obligations, may lose some or all of their value due to liquidity and credit concerns. As of June 29, 2013, we had no holdings in these categories of investments and no impairment charge associated with our short-term investment portfolio. Although we believe our current investment portfolio has little risk of impairment, we cannot predict future market conditions or market liquidity and our investment portfolio could become impaired.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

Item 6. Exhibits

3.1(a)	Amended and Restated Certificate of Incorporation of the Registrant, filed October 6, 1993.
3.1.1(a)	Certificate of Amendment of the Amended and Restated Certificate of Incorporation of the Company, filed May 17, 1995.
3.1.2(a)	Certificate of Amendment of the Amended and Restated Certificate of Incorporation of the Company, filed June 17, 1998.
3.1.3(a)	Certificate of Amendment of the Amended and Restated Certificate of Incorporation of the Company, filed June 20, 2003.
3.1.4(b)	Certificate of Amendment of the Amended and Restated Certificate of Incorporation of the Company, filed August 31, 2009.
3.1.5	Certificate of Amendment of the Amended and Restated Certificate of Incorporation of the Company, filed August 6, 2012.
3.2(c)	Amended and Restated Bylaws of the Registrant, as amended.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
31.1	Certification of Chief Executive Officer required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
 ____________________

(a)	Previously filed with our Quarterly Report on Form 10-Q for the quarter ended June 28, 2003 (Commission File No. 0-22248) and incorporated herein by reference.

(b)	Previously filed with our Quarterly Report on Form 10-Q for quarter ended October 3, 2009 (Commission File No. 0-22248) and incorporated herein by reference.

(c)	Previously filed with our Current Report on Form 8-K filed on April 17, 2012 (Commission File No. 0-22248) and incorporated herein by reference.

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

ULTRATECH, INC. (Registrant)

Date:	July 29, 2013	By:	/s/BRUCE WRIGHT
Bruce Wright
Senior Vice President, Finance and Chief Financial Officer (Duly Authorized Officer and Principal Financial and Accounting Officer)

EXHIBIT INDEX

3.1(a)	Amended and Restated Certificate of Incorporation of the Registrant, filed October 6, 1993.
3.1.1(a)	Certificate of Amendment of the Amended and Restated Certificate of Incorporation of the Company, filed May 17, 1995.
3.1.2(a)	Certificate of Amendment of the Amended and Restated Certificate of Incorporation of the Company, filed June 17, 1998.
3.1.3(a)	Certificate of Amendment of the Amended and Restated Certificate of Incorporation of the Company, filed June 20, 2003.
3.1.4(b)	Certificate of Amendment of the Amended and Restated Certificate of Incorporation of the Company, filed August 31, 2009.
3.1.5	Certificate of Amendment of the Amended and Restated Certificate of Incorporation of the Company, filed August 6, 2012
3.2(c)	Amended and Restated Bylaws of the Registrant, as amended.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
31.1	Certification of Chief Executive Officer required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
 ______________________

(a)	Previously filed with our Quarterly Report on Form 10-Q for the quarter ended June 28, 2003 (Commission File No. 0-22248) and incorporated herein by reference.

(b)	Previously filed with our Quarterly Report on Form 10-Q for the quarter ended October 3, 2009 (Commission File No. 0-22248) and incorporated herein by reference.

(c)	Previously filed with our Current Report on Form 8-K on April 17, 2012 (Commission File No. 0-22248) and incorporated herein by reference.

*
Exhibit 32.1 is being furnished and shall not be deemed to be filed for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, nor shall such exhibit be deemed to be incorporated by reference in any registration statement or other document filed under the Securities Act, or the Exchange Act, except as otherwise stated in such filing.