Form 10-Q
period 2013-09-28
ULTRATECH INC
filed 2013-10-28
CIK 909791

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
——————————————————
FORM 10-Q
——————————————————
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 28, 2013

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

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding as of September 28, 2013
common stock, $0.01 par value	27,829,335

ULTRATECH, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

ULTRATECH, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)	September 28, 2013	December 31, 2012*
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$62,730	$96,968
Short-term investments	237,689	205,540
Accounts receivable, net	35,890	42,464
Inventories, net	57,331	46,794
Prepaid expenses and other current assets	7,918	8,305
Total current assets	401,558	400,071
Property, plant, and equipment, net	24,641	19,801
Intangible assets, net	16,174	12,282
Other assets	5,816	4,832
Total assets	$448,189	$436,986
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Notes payable	$1,000	$1,000
Accounts payable	13,233	17,741
Deferred product and services income	6,545	16,964
Other current liabilities	13,808	14,860
Total current liabilities	34,586	50,565
Other liabilities	11,817	11,235
Stockholders’ equity	401,786	375,186
Total liabilities and stockholders’ equity	$448,189	$436,986
__________________
*     The balance sheet as of December 31, 2012 has been derived from the audited financial statements at that date.
See accompanying notes to unaudited condensed consolidated financial statements

ULTRATECH, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Nine Months Ended
(In thousands, except per share amounts)	September 28, 2013	September 29, 2012	September 28, 2013	September 29, 2012
Net sales:
Products	$26,235	$56,242	$121,471	$154,870
Services	3,397	3,652	11,373	13,061
Licenses	100	653	400	1,303
Total net sales	29,732	60,547	133,244	169,234
Cost of sales:
Cost of products sold	14,953	22,844	59,071	64,825
Cost of services	2,989	3,534	8,813	9,801
Total cost of sales	17,942	26,378	67,884	74,626
Gross profit	11,790	34,169	65,360	94,608
Operating expenses:
Research, development, and engineering	8,415	7,745	24,613	22,280
Selling, general, and administrative	12,082	11,469	35,265	32,938
Operating income (loss)	(8,707)	14,955	5,482	39,390
Interest expense	—	(1)	(48)	(6)
Interest and other income (expense), net	327	126	298	208
Income (loss) before income tax	(8,380)	15,080	5,732	39,592
Provision for (benefit from) income taxes	(630)	2,638	(1,066)	5,779
Net income (loss)	$(7,750)	$12,442	$6,798	$33,813
Net income (loss) per share - basic	$(0.28)	$0.46	$0.24	$1.27
Number of shares used in per share computations - basic	28,079	27,047	27,945	26,635
Net income (loss) per share - diluted	$(0.28)	$0.45	$0.24	$1.23
Number of shares used in per share computations - diluted	28,079	27,777	28,733	27,481
See accompanying notes to unaudited condensed consolidated financial statements

ULTRATECH, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended		Nine Months Ended
(In thousands)	September 28, 2013	September 29, 2012	September 28, 2013	September 29, 2012
Net income (loss)	$(7,750)	$12,442	$6,798	$33,813
Other comprehensive income (loss), net of tax:
Change in unrealized gain on investments	100	75	14	35
Change in minimum post retirement benefits obligation	1	2	6	8
Change in cash flow hedges	—	—	(89)
Other comprehensive income (loss)	101	77	(69)	43
Total comprehensive income (loss)	$(7,649)	$12,519	$6,729	$33,856
See accompanying notes to unaudited condensed consolidated financial statements

ULTRATECH, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended
(In thousands)	September 28, 2013	September 29, 2012
Cash flows from operating activities:
Net income	$6,798	$33,813
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	4,122	3,373
Amortization of intangibles and other	1,471	620
Amortization of security premium	(128)	(67)
Gain on disposal of equipment	13	5
Stock-based compensation	10,782	8,379
Changes in operating assets and liabilities:
Accounts receivable	6,574	6,180
Inventories	(10,493)	(6,511)
Prepaid expenses and other current assets	297	292
Other assets	(1,174)	(929)
Accounts payable	(4,508)	4,549
Deferred product and services income	(10,419)	6,714
Other current liabilities	(1,052)	(6,578)
Other liabilities	488	6,123
Net cash provided by operating activities	2,771	55,963
Cash flows from investing activities:
Capital expenditures	(9,092)	(6,198)
Purchase of intangible assets	(5,000)	(8,000)
Purchase of investments in securities	(189,737)	(266,225)
Proceeds from maturities of investments	157,730	228,925
Net cash used in investing activities	(46,099)	(51,498)
Cash flows from financing activities:
Proceeds from notes payable	3,000	3,000
Repayment of notes payable	(3,000)	(3,000)
Proceeds from issuance of common stock for stock option exercises	12,573	15,372
Tax payment for issuance of common stock from release of restricted stock units	(3,483)	(4,312)
Net cash provided by financing activities	9,090	11,060
Net increase (decrease) in cash and cash equivalents	(34,238)	15,525
Cash and cash equivalents at beginning of period	96,968	58,780
Cash and cash equivalents at end of period	$62,730	$74,305
See accompanying notes to unaudited condensed consolidated financial statements

Ultratech, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
September 28, 2013

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

Our interim financial statements have been prepared in accordance with generally accepted accounting principles in the United States ("U.S. GAAP") for interim financial information and the rules and regulations of the Securities and Exchange Commission ("SEC") for interim financial statements and accounting policies, consistent, in all material respects with those applied in preparing our audited consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2012, filed with the SEC on March 1, 2013, as amended. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In our opinion, all adjustments, consisting of only normal recurring adjustments considered necessary for fair presentation, have been included.

Our fiscal periods end on the Saturday closest to month-end, except that our fiscal year ends on December 31. All references to the quarter or three month period refer to our fiscal quarter. Our fiscal quarters covered by this report ended on September 28, 2013 and September 29, 2012.

Operating results for the three and nine month periods ended September 28, 2013 are not necessarily indicative of the results that may be expected for the year ending December 31, 2013, or any future periods.

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

IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

In June 2013, the Financial Accounting Standards Board ("FASB") issued guidance on the financial statement presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists, with the purpose of reducing diversity in practice. This new standard requires the netting of unrecognized tax benefits against a deferred tax asset for a loss or other carryforward that would apply in settlement of the uncertain tax positions. The new guidance is effective for us beginning January 1, 2014. Early adoption is permitted. We are currently in the process of determining the impact on our financial position.

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

The gross amount of deferred revenues and deferred costs at September 28, 2013 were $8.5 million and $2.0 million, respectively, as compared to $24.6 million and $7.6 million, respectively, at December 31, 2012.

Costs incurred for shipping and handling are included in cost of sales.

(3) Stock-Based Compensation

Stock-based compensation expense recognized under ASC Topic 718, Compensation – Stock Compensation (“ASC 718”), for employees and directors and the effect on our Condensed Consolidated Statements of Operations were as follows:

	Three Months Ended		Nine Months Ended
(In thousands)	September 28, 2013	September 29, 2012	September 28, 2013	September 29, 2012
Cost of sales	$205	$179	$557	$430
Research, development, and engineering	653	492	1,779	1,231
Selling, general and administrative expenses	3,245	2,683	8,446	6,718
Total stock-based compensation expense	$4,103	$3,354	$10,782	$8,379

Stock-based compensation cost capitalized as part of inventory was insignificant and $0.2 million during the three and nine month periods ended September 28, 2013, respectively. The amount capitalized for the three and nine month periods ended September 29, 2012 was $0.1 million and $0.3 million, respectively.

As required by ASC 718, we estimate expected forfeitures and recognize compensation costs only for those equity awards expected to vest. As of September 28, 2013, there was $52.3 million of total unrecognized compensation cost related to non-vested stock-based compensation arrangements granted under our 1993 Stock Option Plan/Stock Issuance Plan, as amended (“1993 Plan”), and our 1998 Supplemental Stock Option/Stock Issuance Plan, as amended (“1998 Plan”). The costs related to stock options and restricted stock units are expected to be recognized over a weighted average period of 5.0 years and 4.3 years, respectively.

On July 19, 2011, our stockholders approved amendments to the 1993 Plan which increased the number of shares available for issuance pursuant to the 1993 Plan by 3.3 million shares. The amendments, which were adopted by our Board of Directors on May 31, 2011, effective as of their approval by our stockholders, increased the share reserve, altered share-counting procedures, made changes to the non-employee director automatic grant program and enabled the grant of performance-based awards under the plan. These plans provide for the grant of stock-based awards to our eligible employees, consultants and advisers and non-employee directors. As of September 28, 2013, there were 1.4 million shares reserved for future awards under the 1993 Plan and no shares reserved for future awards under the 1998 Plan as the plan expired on October 19, 2008.

We used the following weighted-average assumptions to estimate the fair value of our stock options granted during the three and nine month periods ended September 28, 2013 and September 29, 2012:

	Three Months Ended		Nine Months Ended
	September 28, 2013	September 29, 2012	September 28, 2013	September 29, 2012
Expected life (in years)	5.9	8.4	5.9	7.8
Risk-free interest rate	1.3%	1.3%	0.9%	1.4%
Volatility	48%	49%	47%	48%
Dividend yield	—%	—%	—%	—%

Our stock options granted during the three and nine month periods ended September 28, 2013 were granted with vesting terms of 50 months.

(4) Basic and Diluted Net Income (Loss) Per Share

The following table sets forth the computation of basic and diluted net income (loss) per share for the three and nine month periods ended September 28, 2013 and September 29, 2012:

	Three Months Ended		Nine Months Ended
(In thousands, except per share amounts)	September 28, 2013	September 29, 2012	September 28, 2013	September 29, 2012
Numerator:
Net income (loss)	$(7,750)	$12,442	$6,798	$33,813
Denominator:
Basic weighted-average shares outstanding	28,079	27,047	27,945	26,635
Effect of dilutive employee stock options and restricted stock units	—	730	788	846
Diluted weighted-average shares outstanding	28,079	27,777	28,733	27,481

Net income (loss) per share - basic	$(0.28)	$0.46	$0.24	$1.27

Net income (loss) per share - diluted	$(0.28)	$0.45	$0.24	$1.23

The dilutive effect of outstanding options and restricted stock units is reflected in diluted net income per share, but not diluted net loss per share, by application of the treasury stock method, which includes consideration of stock-based compensation required by U.S. GAAP. As the Company had a net loss for the three month period ending September 28, 2013, both basic and diluted net loss per share are the same.

For the three and nine month periods ended September 28, 2013, 2.0 million and 1.4 million shares of common stock, respectively, subject to outstanding options were excluded from the computation of diluted net income (loss) per share, as the effect would have been anti-dilutive, as compared to 1.4 million and 1.3 million shares of common stock related to outstanding options for the corresponding periods of 2012.

There were 0.3 million and 0.1 million shares of common stock underlying outstanding restricted stock units excluded from the computation of diluted net income (loss) per share for the three and nine month periods ended September 28, 2013, respectively. There were no shares of common stock underlying outstanding restricted stock units excluded from the computation for the corresponding periods of 2012. Options and restricted stock units are anti-dilutive when we have a net loss or when the exercise price and the average unrecognized compensation cost of the stock option or restricted stock unit is greater than the average market price of our common stock during the period.

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

We measure certain financial assets and liabilities at fair value on a recurring basis, including available-for-sale securities and foreign currency derivatives. The fair value of these certain financial assets and liabilities was determined using the following inputs at September 28, 2013 and December 31, 2012:

	Fair Value Measurements at September 28, 2013
(In thousands)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available-for-sale securities(1)
Commercial paper	$5,198	$—	$5,198	$—
Money market funds	12,569	12,569	—	—
U.S. treasury bills and notes	6,115	—	6,115	—
Securities and obligations of U.S. government agencies	228,376	—	228,376	—
	252,258	12,569	239,689	—
Foreign currency derivatives(2)	11	—	11	—
Foreign currency derivatives(3)	(7)	—	(7)	—
	$252,262	$12,569	$239,693	$—

	Fair Value Measurements at December 31, 2012
(In thousands)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available-for-sale securities(1)
Commercial paper	$19,996	$—	$19,996	$—
Money market funds	15,107	15,107	—	—
U.S. treasury bills and notes	6,045	—	6,045	—
Securities and obligations of U.S. government agencies	210,730	—	210,730	—
	251,878	15,107	236,771	—
Foreign currency derivatives(2)	28	—	28	—
Foreign currency derivatives(3)	(31)	—	(31)	—
	$251,875	$15,107	$236,768	$—
________________

(1)	Included in cash and cash equivalents and short-term investments on our condensed consolidated balance sheets. See “Investments” in Note 6 for further details.

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

(6) Investments

We classified all of our investments as “available for sale” as of September 28, 2013 and December 31, 2012. Accordingly, we state our investments at estimated fair value. Fair values are determined based on quoted market prices or pricing models using current market rates. We deem all investments to be available to meet current working capital requirements. The cost of securities sold was determined based on the specific identification method.

The following table summarizes our investments at September 28, 2013 and December 31, 2012:

	September 28, 2013				December 31, 2012
	Amortized Cost	Accumulated Other Comprehensive Income		Estimated Fair Value	Amortized Cost	Accumulated Other Comprehensive Income		Estimated Fair Value
Available-for-sale securities (in thousands)		Gains	Losses			Gains	Losses
Commercial paper	$5,198	$—	$—	$5,198	$19,996	$—	$—	$19,996
Money market funds	12,569	—	—	12,569	15,107	—	—	15,107
U.S. treasury bills and notes	6,109	6	—	6,115	6,040	5	—	6,045
Securities and obligations of U.S. government agencies	228,343	92	59	228,376	210,710	77	57	210,730
Total	$252,219	$98	$59	$252,258	$251,853	$82	$57	$251,878

The following table identifies the balance sheet classifications of our investments at September 28, 2013 and December 31, 2012:

(In thousands)	September 28, 2013	December 31, 2012
Cash equivalents	$14,569	$46,338
Short-term investments	237,689	205,540
Investments, at estimated fair value	$252,258	$251,878

The gross amortized cost and estimated fair value of our investments at September 28, 2013 and December 31, 2012, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because the issuers of the securities may have the right to prepay obligations without prepayment penalties.

	September 28, 2013		December 31, 2012
(In thousands)	Gross Amortized Cost	Fair Value	Gross Amortized Cost	Fair Value
Due in one year or less	$223,528	$223,538	$245,827	$245,847
Due after one year through five years	28,691	28,720	6,026	6,031
Total	$252,219	$252,258	$251,853	$251,878

The following table provides the breakdown of the cash equivalents and investments with unrealized losses at September 28, 2013:

	In Loss Position for Less Than 12 Months		Total
(In thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Securities and obligations of U.S. government agencies	$7,000	$59	$7,000	$59
Total	$7,000	$59	$7,000	$59

The following table provides the breakdown of the cash equivalents and investments with unrealized losses at December 31, 2012:

	In Loss Position for Less Than 12 Months		Total
(In thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Securities and obligations of U.S. government agencies	$15,896	$57	$15,896	$57
Total	$15,896	$57	$15,896	$57

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

We have not recorded any OTTI of our investments for any of the three and nine month periods ended September 28, 2013 and September 29, 2012.

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

The fair value of derivative instruments recorded in our Condensed Consolidated Balance Sheets is as follows:

	Derivatives
		Fair Value as of
(In thousands)	Balance Sheets Location	September 28, 2013	December 31, 2012
Foreign exchange contracts	Other current assets	$11	$28
	Other current liabilities	(7)	(31)
Total derivatives		$4	$(3)

Our derivative financial instruments are subject to both credit and market risk. Credit risk is the risk of loss due to failure of a counterparty to perform its obligations in accordance with contractual terms. Market risk is the potential change in an investment’s value caused by fluctuations in interest and currency exchange rates, credit spreads or other variables. We monitor the credit-worthiness of the financial institutions that are counterparties to our derivative financial instruments and do not consider the risks of counterparty nonperformance to be material. Credit and market risks, as a result of an offset by the underlying assets being hedged, related to derivative instruments were not considered material at September 28, 2013 and December 31, 2012.

Cash Flow Hedging

We designate and document as cash flow hedges foreign exchange forward contracts that are used by us to hedge the risk that the forecasted sale may be adversely affected by changes in foreign currency exchange rates. The effective portion of the contracts’ gains or losses is included in accumulated other comprehensive income (loss) (“AOCI”) until the period in which the forecasted sale being hedged is recognized, at which time the amount in AOCI is reclassified to earnings as a component of revenue. To the extent that any of these contracts are not considered to be effective in offsetting the change in the value of the forecasted sales being hedged, the ineffective portion of these contracts is immediately recognized in income as a component of interest and other income, net. For the year ended December 31, 2012, there was one cash flow hedge with $0.1 million excluded from effectiveness testing. This hedge was for 179.0 million yen with a U.S. dollar value of $2.2 million. We calculate hedge effectiveness at a minimum each fiscal quarter. We measure hedge effectiveness by comparing the cumulative change in the spot rate of the derivative with the cumulative change in the spot rate of the anticipated sales transactions. The maturity of these instruments is generally nine months or less. We record any excluded components of the hedge in interest and other income, net. We reclassified an accumulated gain from other comprehensive income (loss) during the nine month period ended September 28, 2013 in the amount of $0.1 million. There was no cash flow hedging activity in the three month period ended September 28, 2013.

Fair Value Hedging

We manage the foreign currency risk associated with Japanese yen denominated assets and liabilities using foreign exchange forward contracts. The change in fair value of these derivatives is recognized as a component of interest and other income (expense), net and is intended to offset the remeasurement gains and losses associated with the non-functional currency denominated assets and liabilities. At September 28, 2013, we had one currency buy-forward contract for the purchase of 67.3 million Japanese yen, or approximately $0.7 million and one currency sell-forward contract for the sale of 42.5 million Japanese yen, or approximately $0.4 million. The fair value of derivatives classified as balance sheet hedges at September 28, 2013 and December 31, 2012, respectively, was insignificant.

The following sets forth the effect of the derivative instruments on our Condensed Consolidated Statements of Operations for the three and nine month periods ended September 28, 2013 and September 29, 2012:

		Amount of Loss Recognized in Income on Derivatives During
Derivatives in ASC 815 Fair Value Hedging Relationship	Location of Loss Recognized in Statements of Operations on Derivatives	Three months ended September 28, 2013 (in thousands)	Nine months ended, September 28, 2013 (in thousands)
Foreign exchange contracts	Interest and other income (expense), net	$(1)	$(39)
		Amount of Gain Recognized in Income on Derivatives During
Derivatives in ASC 815 Fair Value Hedging Relationship	Location of Loss Recognized in Statements of Operations on Derivatives	Three months ended September 29, 2012 (in thousands)	Nine months ended, September 29, 2012 (in thousands)
Foreign exchange contracts	Interest and other income (expense), net	$15	$22

(8) Inventories, net

Inventories consisted of the following at September 28, 2013 and December 31, 2012:

(In thousands)	September 28, 2013	December 31, 2012
Raw materials	$23,767	$19,597
Work-in-process	15,177	9,708
Finished products	18,387	17,489
Balance, end of the period	$57,331	$46,794

(9) Notes Payable

We have a line of credit agreement with a brokerage firm. Under the terms of this agreement, we may borrow funds at a cost equal to the current Federal funds open rate plus 125 basis points (approximately 1.3% as of September 28, 2013). Funds are advanced to us under this facility based on pre-determined advance rates on the cash and securities held by us in this brokerage account. Under this facility, we may borrow up to 75% of our total cash, cash equivalents and investments balance in this brokerage account with no restriction in the use of those assets. This agreement has no set expiration date and there are no loan covenants, other than the aforementioned collateral requirement. As of September 28, 2013 and December 31, 2012, $1.0 million and $1.0 million, respectively, were outstanding under this facility, with a related collateral requirement of approximately $1.3 million and $1.3 million, respectively, of our cash, cash equivalents and investments.

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

Changes in our deferred service revenue for the three and nine month periods ended September 28, 2013 and September 29, 2012 were as follows:

	Three Months Ended		Nine Months Ended
(In thousands)	September 28, 2013	September 29, 2012	September 28, 2013	September 29, 2012
Balance, beginning of the period	$7,398	$5,602	$6,062	$4,991
Additions	508	1,478	4,784	5,332
Revenue recognized	(1,089)	(1,153)	(4,029)	(4,396)
Balance, end of the period	$6,817	$5,927	$6,817	$5,927
Balance sheets classification
Deferred service income-short term	$5,362	$4,636
Deferred service income-long term	1,455	1,291
Balance, end of period	$6,817	$5,927

Other current liabilities

Other current liabilities consisted of the following at September 28, 2013 and December 31, 2012:

(In thousands)	September 28, 2013	December 31, 2012
Salaries and benefits	$7,903	$10,359
Warranty accrual	1,449	2,273
Advanced billings	2,349	29
Accrued taxes-other	359	—
Capital lease, current portion	—	15
Other	1,748	2,184
Balance, end of the period	$13,808	$14,860

Warranty Accrual

We generally warrant our new and refurbished products for material and labor to repair the product for periods of twelve months and three months, respectively, from the date of system acceptance. Accordingly, an accrual for the estimated cost of the warranty is recorded at the time the product is shipped. Extended warranty terms, if granted, result in deferral of revenue equating to our standard pricing for similar service contracts. Recognition of the related warranty cost is deferred until product revenue is recognized. Factors that affect our warranty liability include the number of installed units, historical and anticipated rates of warranty claims and cost per claim. We periodically assess the adequacy of our recorded warranty liabilities and adjust the amounts as necessary. We believe our warranty accrual as of September 28, 2013 is sufficient to satisfy our outstanding obligations as of that date.

Changes in our warranty accrual for the three and nine month periods ended September 28, 2013 and September 29, 2012 were as follows:

	Three Months Ended		Nine Months Ended
(In thousands)	September 28, 2013	September 29, 2012	September 28, 2013	September 29, 2012
Balance, beginning of the period	$1,873	$2,795	$2,273	$2,398
Liabilities accrued for warranties issued	160	730	1,140	2,797
Warranty claims paid and utilized	(608)	(793)	(1,935)	(2,075)
Changes in accrued warranty liabilities	24	53	(29)	(335)
Balance, end of the period	$1,449	$2,785	$1,449	$2,785

Advanced Billings

On occasion, we require, or our customers pay, a deposit in advance of order shipment. These amounts are classified as advanced billings until the related order ships. The balance of $2.3 million of advanced billings was from multiple customers as of September 28, 2013. There was an insignificant amount of advance payments received as of December 31, 2012.

(11) Other Liabilities

Other liabilities at September 28, 2013 and December 31, 2012 consisted of the following:

(In thousands)	September 28, 2013	December 31, 2012
Long-term income taxes payable	$2,978	$3,710
Deferred compensation	3,550	2,477
Asset retirement obligation	2,214	2,123
Deferred service income-long term	1,455	1,631
Postretirement medical obligation	994	967
Deferred rent	526	—
Other	100	327
Balance, end of the period	$11,817	$11,235

(12) Accumulated Other Comprehensive Income (Loss)

Accumulated other comprehensive income (loss), net of tax, is comprised of the following items:

(In thousands)	Investments	Post Retirement Obligations	Cash Flow Hedges	Total
Balance as of December 31, 2012	$25	$(71)	$89	$43
Other comprehensive income before reclassifications	14	—	—	14
Amounts reclassified from accumulated OCI	—	6	(89)	(83)
Net other comprehensive income (loss)	$14	$6	$(89)	$(69)
Balance as of September 28, 2013	$39	$(65)	$—	$(26)

The reclassifications out of accumulated OCI for the nine month period ending September 28, 2013 are as follows:

Details about Accumulated OCI Components	Amount Reclassified from Accumulated OCI for the Nine Months Ended September 28, 2013	Statement of Operations Presentation
(In thousands)
Post Retirement Obligations
Service cost	$(6)	Selling, general, and administrative
subtotal	$(6)	Net of tax
Cash Flow Hedges
Cash flow hedges	$89	Interest and other income (expense), net
subtotal	$89	Net of tax
Total reclassifications for the period	$83	Net of tax

(13) Employee Benefit Plans

Employee bonus plans

We currently sponsor an executive incentive bonus plan that distributes employee awards based on the achievement of predetermined targets. We recorded a charge of $0.3 million and $1.5 million under this bonus plan for the three and nine month periods ended September 28, 2013, respectively, as compared to $1.4 million and $4.0 million for the corresponding periods of 2012.

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
We did not contribute to this plan in the three month period ended September 28, 2013. We contributed $0.2 million to this plan in the nine month period ended September 28, 2013. We contributed $0.1 million and $0.5 million to this plan for each of the three and nine month periods ended September 29, 2012, respectively.

We also sponsor an executive non-qualified deferred compensation plan (the “Plan”) that allows qualifying executives to defer current cash compensation. As of September 28, 2013, Plan assets of $3.0 million, representing the cash surrender value of life insurance policies held by us and liabilities of $3.6 million were included in our Consolidated Balance Sheets under the captions “Other assets” and “Other liabilities”, respectively. The related Plan expenses for each of the three and nine month periods ended September 28, 2013 and September 29, 2012 were insignificant.

Postretirement benefits

We have committed to providing and fully paying for lifetime postretirement medical and dental benefits to our Chief Executive Officer and Chief Financial Officer and their spouses, commencing after retirement. We recorded net periodic benefit costs of an insignificant amount for each of the three and nine month periods ended September 28, 2013 and September 29, 2012.

(14) Income Taxes

For the three and nine month periods ended September 28, 2013, we computed our U.S. provision for income taxes based upon the actual tax rate for that period by applying the discrete method, as we determined that small changes in the estimated income or loss for the U.S. jurisdiction would result in significant changes in the estimated annual effective tax rate for that jurisdiction. We computed our provision for income taxes in other jurisdictions based on an effective annual tax rate method. We recorded income tax benefits of $0.6 million and $1.1 million for the three and nine month periods ended September 28, 2013, respectively, as compared to income tax provisions of $2.6 million and $5.8 million for the comparable periods in 2012. The income tax benefit recognized for the nine month period ended September 28, 2013 resulted primarily from tax benefits due to return to provision adjustments associated with the filing of our 2012 tax return and the extension of the federal research and development tax credits under the American Taxpayer Relief Act of 2012, partially offset by foreign income taxes. The income tax benefit recognized for the three month period ended September 28, 2013 resulted primarily from adjustments associated with the filing of our 2012 tax return.
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
We currently have a full valuation allowance against our U.S. net deferred tax asset. We continue to monitor the relative weight of positive and negative evidence of future profitability in relevant jurisdictions. We have experienced historical profitability; however, as of September 28, 2013, we have determined that the following negative evidence outweighs the positive evidence such that it is not more likely than not that we will generate sufficient taxable income in the relevant jurisdictions to utilize our deferred tax assets and release the associated valuation allowance:

•	Movement of certain product manufacturing to Singapore, resulting in reduced U.S. taxable income,

•	Inherent earnings volatility of our industry resulting in our inability to forecast long term earnings,

•	Usage limitations resulting in a longer period being required to realize our deferred tax assets, and

•	Net loss for the three month period ending September 28, 2013.

It is possible that sometime in the next 12 months the positive evidence will be sufficient to release a material amount of our valuation allowance; however there is no assurance that this will occur.
As a result of our analysis, we concluded that it is more likely than not that, as of September 28, 2013, our net deferred tax assets will not be realized, with the exception of those in Japan and Taiwan. Therefore, we continue to provide a full valuation allowance against net deferred tax assets outside of Japan and Taiwan. We closely monitor available evidence, and as noted above, may release some or all of the valuation allowance in future periods.
We are subject to federal and state tax examinations for years 1999 forward and 1997 forward, respectively, by virtue of the tax attributes carrying forward from those years. We are also subject to audits in the foreign jurisdictions in which we operate for years 2003 and forward. There are no material income tax audits currently in progress as of September 28, 2013.

(15) Intangible Assets, net

On June 24, 2013, we acquired the rights to a collection of patents and patent applications including patents in advanced packaging, copper bumping and laser annealing.

As of September 28, 2013, the gross carrying amount of our intangible assets was $18.1 million and accumulated amortization was $1.9 million. The weighted average life of all our intangible assets was 11.2 years as of September 28, 2013. During the three and nine month periods ending September 28, 2013, our amortization expense for our intangible assets was $0.4 million and $1.1 million, respectively, as compared to $0.2 million and $0.3 million for the corresponding periods of 2012.

(16) Commitments and Contingencies

Commitments

In March 2010, we entered into a building lease agreement in preparation for the expansion of our manufacturing operations in Singapore. The initial term of the lease is three years, and the lease is accounted for as an operating lease. On August 15, 2012, Ultratech SE Asia PTE, Ltd, an indirect wholly-owned subsidiary of Ultratech, Inc., renegotiated the lease and entered into a new lease, effective June 15, 2013. The new Singapore lease extended the term of the original lease such that it expires on June 14, 2018 and sets forth the revised base rent for each of the years covered. The minimum future lease payments to be made under this arrangement is $2.7 million.

In August 2008 and December 2009, we entered into agreements with a leasing company for the sale and leaseback of certain assets for an initial term of 4 years. The sale prices of these items were $6.8 million and $5.4 million in 2008 and 2009, respectively. There was no gain or loss from these transactions. These leases are classified as operating leases in accordance with ASC Topic 840, Leases. On May 10, 2012, we entered into a lease extension for the August 2008 transaction. The twenty-seven month extension is valued at $2.0 million and will expire on August 14, 2014. As of September 28, 2013, the minimum future lease payments to be made under these agreements were $0.9 million.

The table below summarizes our operating lease commitments as of September 28, 2013:

(In thousands)
For the years:
Remainder of 2013	$1,051
2014	3,277
2015	2,665
2016	1,062
2017	940
Thereafter	337
Total minimum lease payments	$9,332

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

Sales Summary

	Three Months Ended		Nine Months Ended
	September 28, 2013	September 29, 2012	September 28, 2013	September 29, 2012
International sales	55%	52%	71%	63%
Domestic sales	45%	48%	29%	37%
Total sales	100%	100%	100%	100%

Semiconductor systems sales	67%	85%	83%	80%
Nanotechnology systems sales	33%	15%	17%	20%
Total systems sales	100%	100%	100%	100%

Net Sales

Third Quarter

	Three Months Ended
(In thousands, except percentages)	September 28, 2013	September 29, 2012	Amount of Change	Percentage Change
Sales of:
Products	$26,235	$56,242	$(30,007)	(53.4)%
Services	3,397	3,652	(255)	(7.0)%
Licenses	100	653	(553)	(84.7)%
Total net sales	$29,732	$60,547	$(30,815)	(50.9)%

Net sales consist of revenues from products (system, system upgrades, and spare parts sales), services, and licensing of technologies. Product sales decreased by 53.4% to $26.2 million for the three month period ended September 28, 2013, as compared to $56.2 million in the corresponding period of 2012. The $30.0 million decrease was due to (i) decreased system sales of $26.7 million, (ii) decreased system upgrade sales of $1.9 million, and (iii) decreased parts sales of $1.4 million.

On a product market application basis, systems sales and system upgrades to the semiconductor market decreased $28.0 million to $14.1 million for the three month period ended September 28, 2013, as compared to $42.1 million in the corresponding period of 2012. The decrease was primarily due to a lesser number of system units sold. Semiconductor industry sales consist of sales to the advanced packaging market, the laser processing applications market, semiconductor and semiconductor inspection market.

Nanotechnology market system sales were $7.0 million for the three month period ended September 28, 2013 as compared to $7.6 million in system sales in the corresponding period of 2012. The decrease in sales in the nanotechnology market of $0.6 million was primarily due to product mix. System sales to the nanotechnology market are highly dependent on customer capacity demand in the industries we serve, including HBLEDs, ALD, thin film heads, automotive MEMS, LED/laser diodes, and ink jet print heads, and therefore, we expect to experience significant variations in sales to this market from period to period.

Services sales for the three month period ended September 28, 2013 decreased by $0.3 million compared to the corresponding period in 2012 from $3.7 million to $3.4 million. This decrease is the result of a decrease in service contract sales.

License sales were $0.1 million for the three month period ended September 28, 2013 as compared to $0.7 million in the corresponding period of 2012. License revenue results from tool resales by our existing customers to third parties and from royalty arrangements. Pursuant to our license arrangements, such transactions are subject to a license fee based on units sold. Future revenues from licensing activities, if any, will be contingent upon existing and future licensing arrangements. We may not be successful in generating licensing revenues in the future and do not anticipate the recognition of significant levels of licensing income during the remainder of 2013.

For the three month period ended September 28, 2013, international sales decreased $15.1 million to $16.3 million or 55% of total net sales, as compared to $31.4 million, or 52% of total net sales for the corresponding period of 2012. For the three month period ended September 28, 2013 as compared to the corresponding 2012 period, (i) sales to Europe decreased by $7.2 million, (ii) sales to Korea decreased by $5.3 million, (iii) sales to the rest of Asia (other than Taiwan and Japan) decreased by $4.0 million, and (iv) sales to Taiwan decreased by $1.6 million, partially offset by increased sales to Japan of $3.0 million.

Our international revenue generally is not subject to significant exchange rate fluctuations, principally because sales contracts for our systems are generally denominated in U.S. dollars. In Japan, however, orders are sometimes denominated in Japanese yen. Yen denominated contracts subject us to the risk of currency fluctuations. We attempt to mitigate this risk by entering into foreign currency forward exchange contracts for the period between when an order is received and when it is recorded as revenue. After recording revenue, we use various mechanisms, such as natural hedges, to offset substantial portions of the gains or losses associated with our Japanese yen denominated receivables due to exchange rate fluctuations. We had approximately 40.6 million Japanese yen denominated receivables at September 28, 2013. International sales expose us to a number of additional risks, including fluctuations in the value of local currencies relative to the U.S. dollar, which impact the relative cost of ownership of our products and, thus, the customer’s willingness to purchase our product. (See Part II, Item 1A, “Risk Factors” herein).

Year-To-Date

	Nine Months Ended
(In thousands, except percentages)	September 28, 2013	September 29, 2012	Amount of Change	Percentage Change
Sales of:
Products	$121,471	$154,870	$(33,399)	(21.6)%
Services	11,373	13,061	(1,688)	(12.9)%
Licenses	400	1,303	(903)	(69.3)%
Total net sales	$133,244	$169,234	$(35,990)	(21.3)%

Product sales decreased by 21.6% to $121.5 million for the nine month period ended September 28, 2013 as compared to the same period in 2012. The decrease was mainly due to decreased systems sales of $21.5 million and decreased systems upgrade sales of $14.6 million, which was partially offset by increased parts sales of $2.7 million.

On a product market applications basis during the nine month period ended September 28, 2013, system sales (which includes systems upgrade sales) to the semiconductor industry decreased by $25.7 million to $85.5 million from the corresponding period of 2012. The decrease was primarily due to fewer units sold.

Nanotechnology market sales were $16.9 million for the nine month period ended September 28, 2013 as compared to $27.3 million in the corresponding period in 2012, a decrease of $10.4 million. The decrease in sales in the nanotechnology market was primarily due to fewer HBLED units sold, partially offset by increased revenue from ALD products.

Services sales during the nine month period ended September 28, 2013 decreased by $1.7 million to $11.4 million from the comparable period of 2012. This decrease is the result of a decrease in service contract sales.

Revenues from licensing activities decreased by $0.9 million to $0.4 million for the nine month period ended September 28, 2013, as compared to the same period of 2012.

For the nine month period ended September 28, 2013, international net sales decreased by $11.9 million to $94.1 million, or 71% of total net sales, as compared with $106.0 million, or 63% of total net sales, for the comparable period of 2012. The decrease in international sales was due to (i) decreased sales to the rest of the Asia (other than Korea, Taiwan and Japan) of $27.6 million, (ii) decreased sales to Europe of $17.5 million, and (iii) decreased sales to Korea of $4.3 million, partially offset by (a) increased sales to Taiwan of $31.8 million, and (b) increased sales to Japan of $5.7 million.

Gross Profit

Third Quarter

On a comparative basis, gross margins decreased to 39.7% for the three month period ended September 28, 2013, compared to 56.4% for the corresponding period of 2012. The 16.7% decrease in gross margin was due to (i) a 9.2 percentage point decrease related to manufacturing inefficiencies resulting from lower production volume, (ii) a 4.2 percentage point decrease related to lower service cost utilization, and (iii) a 3.3 percentage point decrease related to increases in other manufacturing costs.

Year-to-Date

On a comparative basis, gross margin decreased to 49.1% for the nine month period ended September 28, 2013, compared to 55.9% for the corresponding period of 2012. The 6.8% decrease in gross margin was due to (i) a 3.1 percentage point increase in material costs due to product mix, (ii) a 2.9 percentage point decrease related to manufacturing inefficiencies resulting from lower production volume, and (iii) an 0.8 percentage point decrease related to lower service cost utilization.

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

Operating Expenses

Third Quarter

	Three Months Ended
(In thousands, except percentages)	September 28, 2013	September 29, 2012	Amount of Change	Percentage Change
Research, development, and engineering	$8,415	$7,745	$670	8.7%
Selling, general, and administrative	12,082	11,469	613	5.3%
Total operating expenses	$20,497	$19,214	$1,283	6.7%

Research, development and engineering expenses for the three month period ended September 28, 2013 were $8.4 million, as compared to $7.7 million for the corresponding period in 2012. The $0.7 million increase was due to (i) a $0.7 million increase in expenses related to the ALD product group, (ii) a $0.2 million increase in stock-based compensation expenses, and (iii) a $0.1 million increase in costs related to additional engineering projects, partially offset by a $0.3 million decrease in bonus plan expense. As a percentage of net sales, research, development and engineering expenses for the three months ended September 28, 2013 increased to 28.3% from 12.8% for the corresponding period of 2012. This percentage increase was primarily due to the decrease in net sales experienced in the three month period ended September 28, 2013.

Selling, general, and administrative expenses for the three month period ended September 28, 2013 were $12.1 million as compared to $11.5 million for the corresponding period of 2012. Selling, general and administrative expenses increased by $0.6 million due to (i) a $0.6 million increase in expenses related to the ALD product group, (ii) a $0.6 million increase in stock-based compensation expense, and (iii) a $0.1 million increase in sales and marketing related expenses, partially offset by a decrease of $0.7 million in bonus plan expense. As a percentage of net sales, selling, general and administrative expenses for the three month period ended September 28, 2013 increased to 40.6% as compared to 18.9% for the corresponding period of 2012 primarily due to the decrease in net sales experienced in the three month period ended September 28, 2013.

Year-To-Date

	Nine Months Ended
(In thousands, except percentages)	September 28, 2013	September 29, 2012	Amount of Change	Percentage Change
Research, development, and engineering	$24,613	$22,280	$2,333	10.5%
Selling, general, and administrative	35,265	32,938	2,327	7.1%
Total operating expenses	$59,878	$55,218	$4,660	8.4%

Research, development and engineering expenses for the nine month period ended September 28, 2013 were $24.6 million as compared to $22.3 million for the corresponding period in 2012. The $2.3 million increase was due to (i) a $1.7 million increase in expenses related to the ALD product group, (ii) a $0.5 million increase in stock-based compensation expenses, and (iii) a $0.9 million increase in costs related to additional engineering projects, partially offset by a $0.8 million decrease in bonus plan expense. As a percentage of net sales, research, development and engineering expenses for the nine month period ended September 28, 2013 increased to 18.5% from 13.2% for the corresponding period of 2012. This percentage increase was due to the increase in research, development and engineering costs and to the decrease in net sales experienced in the nine month period ended September 28, 2013.

Selling, general and administrative expenses for the nine month period ended September 28, 2013 increased $2.3 million to $35.3 million from the corresponding period in 2012. This was primarily due to (i) a $1.7 million increase in expenses related to the ALD product group, (ii) a $1.7 million increase in stock-based compensation expense, (iii) a $1.5 million increase in sales and marketing related expenses, and (iv) a $0.3 million increase in field service administration costs partially offset by (a) a $1.6 million decrease in bonus plan expense, (b) a $1.0 million decrease in legal expenses, and (c) a $0.3 million decrease in travel and related expenses. As a percentage of net sales, selling, general and administrative expenses for the nine months ended September 28, 2013 increased to 26.5% from 19.5% for the corresponding period of 2012 due to both the increase in overall spending and the decrease in net sales over the same period.

Provision for Income Taxes

For the three and nine month periods ended September 28, 2013, we computed our U.S. provision for income taxes based upon the actual tax rate for that period by applying the discrete method, as we determined that small changes in the estimated income or loss for the U.S. jurisdiction would result in significant changes in the estimated annual effective tax rate for that jurisdiction. We computed our provision for income taxes in other jurisdictions based on an effective annual tax rate method. We recorded income tax benefits of $0.6 million and $1.1 million for the three and nine month periods ended September 28, 2013, respectively, as compared to income tax provisions of $2.6 million and $5.8 million for the comparable periods in 2012. The income tax benefit recognized for the three and nine month periods ended September 28, 2013 resulted primarily from tax benefits due to return to provision adjustments associated with the filing of our 2012 tax return and the extension of the federal research and development tax credits under the American Taxpayer Relief Act of 2012, partially offset by foreign income taxes. The income tax provision recognized in the three and nine month periods ended September 29, 2012 resulted primarily from U.S. federal, state and foreign income taxes. Income tax estimates can be affected by estimates of whether, and within which jurisdictions, future earnings will occur and how, when and if cash is repatriated to the United States, combined with other aspects of an overall income tax strategy. Additionally, taxing jurisdictions could retroactively disagree with our tax treatment of certain items, and some historical transactions have income tax effects going forward. Accounting rules require these future effects to be evaluated using current laws, rules and regulations, each of which can change at any time and in an unpredictable manner. We believe we have adequately provided for any reasonably foreseeable outcome related to these matters and we do not anticipate any material earnings impact from their ultimate resolution.

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
Each quarter we assess the likelihood that we will be able to recover our deferred tax assets. We consider available evidence, both positive and negative, including historical levels of income, expectations and risks associated with estimates of future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance. As a result of our analysis, we concluded that it is more likely than not that, as of September 28, 2013, our net deferred tax assets will not be realized, with the exception of those in Japan and Taiwan. Therefore, we continue to provide a full valuation allowance against net deferred tax assets outside of Japan and Taiwan. It is possible that sometime in the next 12 months the positive evidence will be sufficient to release a material amount of our valuation allowance; however there is no assurance that this will occur.
We are subject to federal and state tax examination for years 1999 forward and 1997 forward, respectively, by virtue of the tax attributes carrying forward from those years. We are also subject to audits in the foreign jurisdictions in which we operate for years 2003 and forward. There are no material income tax audits currently in progress as of September 28, 2013.

Outlook

The anticipated timing of orders, shipments and system acceptances usually requires that we fill a number of production slots in any given period in order to meet our sales targets. If we are unsuccessful in our efforts to secure those production orders, or if existing production orders are delayed or cancelled, our results of operations will be materially adversely impacted. Additionally, we may not exceed or even maintain our current or prior levels of net sales for any period in the future for the reasons enumerated in this report and our Annual Report on Form 10-K for the year ended December 31, 2012. We believe that the market acceptance and volume production of our advanced packaging systems, laser processing systems, inspection systems and our 1000 Platform steppers are of critical importance to our future financial results. At September 28, 2013, these systems represented approximately 76% of our backlog. Many of our largest customers currently face uncertainty in the markets they serve, resulting in the push out of orders to us and uncertainty in our business. Based upon the information available to us as of the date of this report, we presently expect net sales for the quarter ended December 31, 2013 to be flat to down 10% compared to sales recorded in the quarter ended September 28, 2013. We expect our cash flow to be negative in the quarter ended December 31, 2013. However, we cannot attach a high level of confidence to these expectations for net sales and cash flow as the situation continues to be very fluid. We expect sales to international customers to continue to represent a significant portion of our revenues for the remainder of fiscal 2013.

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operating activities was $2.8 million for the nine month period ended September 28, 2013, compared to $56.0 million of cash provided by operations for the comparable period in 2012. Net cash provided by operating activities during the nine month period ended September 28, 2013 was attributable to (i) $23.1 million of cash provided from operating activities after adding back non-cash items such as depreciation and stock-based compensation, and (ii) $20.3 million of net cash used by changes in our working capital as described below.

Working capital uses of cash were due to (i) an increase of inventories of $10.5 million, (ii) a decrease in deferred product and services revenues of $10.4 million, (iii) a decrease in accounts payable of $4.5 million, (iv) an increase in other assets of $1.2 million, and (v) a decrease in other current liabilities of $1.1 million. Working capital sources of cash came from (a) a decrease in accounts receivable of $6.6 million, (b) an increase in other liabilities of $0.5 million, and (c) a decrease in prepaid expenses and other current assets of $0.3 million.

We believe that because of the relatively long manufacturing cycle of certain of our systems, particularly newer products, our inventories will continue to represent a significant portion of working capital. Currently, we are devoting significant resources to the commercialization of our laser processing and inspection systems and to the development of our next generation 1X lithography technologies. We currently intend to continue to incur significant operating expenses in the areas of research, development and engineering, manufacturing, and selling, general and administrative costs in order to further develop, produce and support these new products. Additionally, gross profit margins, inventory and capital equipment levels may be adversely impacted in the future by costs associated with the production of our laser processing and inspection systems and by future generations of our 1X steppers. These costs include, but are not limited to, additional manufacturing overhead, costs of demonstration systems and facilities and the establishment of additional after-sales support organizations. Moreover, there can be no assurance that operating expenses will not increase, relative to sales, as a result of adding technical, marketing and administrative personnel, among other costs, to support our new products. If we are unable to achieve significantly increased net sales or if our sales fall below expectations, our cash flow and operating results will be materially adversely affected until, among other factors, costs and expenses can be reduced. Our failure to achieve our sales targets for these new products could result in inventory write-offs and asset impairment charges, either of which could materially adversely impact our results of operations.

During the nine month period ended September 28, 2013, net cash used in investing activities was $46.1 million, attributable to net purchases of short-term investments of $32.0 million, capital expenditures of $9.1 million and $5.0 million for the purchase of intangible assets.

Net cash provided by financing activities was $9.1 million during the nine months ended September 28, 2013. The increase in cash was attributable to the proceeds from the issuance of common stock of $12.6 million, net of taxes paid related to the issuance of shares of common stock pursuant to vested restricted stock units of $3.4 million.

At September 28, 2013, we had working capital of $367.0 million. Our principal source of liquidity is cash provided by our operations at September 28, 2013 and consisted primarily of $299.4 million in cash, cash equivalents and short-term investments, net of outstanding borrowings under our line of credit. Our ability to generate cash provides us with substantial financial flexibility in meeting our operating, investing and financing needs.

As of September 28, 2013, $37.4 million of our cash, cash equivalents, and investments were held by foreign subsidiaries. Amounts held by foreign subsidiaries are generally subject to U.S. income taxation on repatriation to the United States. We currently have no plans to repatriate any foreign earnings back to the United States as we believe our cash flows provided by our U.S. operations will meet our future U.S. liquidity needs.

We have a line of credit agreement with a brokerage firm. Under the terms of this agreement, we may borrow funds at a cost equal to the current Federal funds open rate plus 125 basis points (approximately 1.3% as of September 28, 2013). Certain of our cash, cash equivalents and marketable securities secure borrowings outstanding under this facility, but we are not restricted in the use of those assets. Funds are advanced to us under this facility in accordance with pre-determined advance rates based on the cash and securities held by us in this brokerage account. This agreement has no set expiration date and there are no loan covenants other than a collateral requirement. As of September 28, 2013, $1.0 million was outstanding under this facility, with a related collateral requirement of approximately $1.3 million of our cash, cash equivalents and short-term investments.

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

Critical Accounting Policies

The discussion and analysis of our financial condition and results of operations is based upon our unaudited condensed consolidated financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. On an on-going basis, we evaluate our critical accounting policies and estimates. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. Our critical accounting policies and estimates are discussed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2012.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Reference is made to Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report on Form 10-K for the year ended December 31, 2012 and to the subheading “Derivative Instruments and Hedging” under the heading “Notes to Consolidated Financial Statements” in Item 8, “Financial Statements and Supplementary Data” of our Annual Report on Form 10-K for the year ended December 31, 2012, as amended.

Interest Rate Risk

Our exposure to market risk due to potential changes in interest rates relates primarily to our investment portfolio, which consisted primarily of fixed interest rate instruments as of September 28, 2013. We maintain an investment policy designed to ensure the safety and preservation of our invested funds by limiting market risk and the risk of default.

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

As of September 28, 2013, we did not have any investments in mortgage backed or auction rate securities or any security investments in the financial service sector. However, we intend to closely monitor developments in the credit markets and make appropriate changes to our investment policy as we deem necessary or advisable. Based on our ability to liquidate our investment portfolio and our expected operating cash flows, we do not anticipate any liquidity constraints as a result of the current credit environment.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the three month period ended September 28, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

In addition to risks described in the foregoing discussions, and in our annual report on Form 10-K for the year ended December 31, 2012, the following risks, among others, apply to our business and us:

The semiconductor industry historically has been highly cyclical and has experienced periods of oversupply and technology changes, which have in turn affected the market for semiconductor equipment such as ours and which can adversely affect our results of operations during such periods.

Our business depends in significant part upon capital expenditures by manufacturers of semiconductors, advanced packaging semiconductors and nanotechnology components which in turn depend upon the current and anticipated market demand for such devices and products utilizing such devices. The semiconductor industry historically has been highly cyclical and has experienced recurring periods of oversupply and technology changes. This has, from time to time, resulted in significantly reduced demand for capital equipment including the systems manufactured and marketed by us. We believe that markets for new generations of semiconductors, semiconductor packaging and inspection will also be subject to similar fluctuations. Our business and operating results would be materially adversely affected by downturns or slowdowns in the semiconductor packaging market or by loss of market share. Accordingly, we may not be able to achieve or maintain our current or prior level of sales. We attempt to mitigate the risk of cyclicality by participating in multiple markets including semiconductor, semiconductor packaging, semiconductor inspection and nanotechnology sectors as well as diversifying into new markets. We believe that diversifying into new markets such as laser-based annealing for implant activation, lithography steppers for 3-D packaging, HBLED, ALD and inspection can help mitigate the effects of this cyclicality in our industry. Despite such efforts, when one or more of such markets experiences a downturn or a situation of excess capacity, our net sales and operating results are materially adversely affected. For example, during 2013, we have experienced less revenue from laser processing and advanced packaging as a result of a slowdown in the logic sector. Customers who manufacture both logic and memory devices are focusing their capital spending on the memory sector at this time. We believe that as a result of cyclicality and of other factors affecting our foundry customers, such as shifting customer demand, lower capacity utilization rates and changing product designs, we have and will continue to experience the push out of orders to us and uncertainty in our business.

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

The continuing global or regional financial crises and any uncertainty created thereby, such as that currently being experienced in Europe and other areas of the world, could result in the cancellation, deferral or rescheduling of orders by our customers as well as changes in projection of new business.

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

With respect to our laser annealing technologies, marketed under the LSA100A and LSA101 product names, our primary millisecond anneal competition comes from companies such as Dainippon Screen Manufacturing Co., Ltd., Applied Materials, Inc. and Mattson Technology, Inc. Applied Materials, Inc. and Tokyo Electron Limited recently announced that they had entered into a definitive agreement to merge, and if such merger is consummated, the combined company may have significant resources which could impact laser annealing as well as potentially other markets. Many of these companies offer products utilizing Rapid Thermal Processing ("RTP"), which is the current prevailing manufacturing technology. RTP does not prevent semiconductor device manufacturers from scaling the lateral dimensions of their transistors to obtain improved performance, but diffusion resulting from the time scales associated with RTP limits the vertical dimension of the junctions. Faster annealing times result in shallower and more abrupt junctions and faster transistors. We believe that RTP manufacturers recognize the need to reduce thermal cycle times and are working toward this goal. In July 2000, we licensed certain rights to our then existing laser thermal processing technology, with reservations, to a competing manufacturer of semiconductor equipment. We presently anticipate that this company and others intend to offer laser annealing tools to the semiconductor industry that will compete with our offerings.

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

As of September 28, 2013, we had outstanding options to purchase shares of our Common Stock and outstanding restricted stock units for a total of 3.9 million shares of our Common Stock. Among other determinants, the market price of our stock has a major impact on the number of shares subject to outstanding stock options and restricted stock units that are included in the weighted-average shares used in determining our net income per share. During periods of extreme volatility, the impact of higher stock prices can have a materially dilutive effect on our net income per share. Additionally, shares subject to outstanding options and restricted stock units are excluded from the calculation of net income per share when we have a net loss or when the exercise price and the average unrecognized compensation cost of the stock option or restricted stock unit is greater than the average market price of our Common Stock, as the impact of the stock options or restricted stock units would be anti-dilutive.

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

Historically, we have sold a substantial portion of our systems to a limited number of customers. In the three month period ended September 28, 2013, our top five customers account for 74% of our system sales compared to 86% in the corresponding period of 2012. We expect that sales to a relatively few customers will continue to account for a high percentage of our net sales in the foreseeable future and believe that our financial results depend in significant part upon the success of these major customers and our ability to meet their future capital equipment needs. Although the composition of the group comprising our largest customers may vary from period to period, the loss of a significant customer or any reduction in orders by a significant customer, including reductions due to market, economic or competitive conditions in the semiconductor, semiconductor packaging, semiconductor inspection or nanotechnology industries or in the industries that manufacture products utilizing integrated circuits, thin film heads or other nanotechnology components, would likely have a material adverse effect on our business, financial condition and results of operations. Our ability to maintain or increase our sales in the future depends, in part, on our ability to obtain orders from new customers as well as the financial condition and success of our existing customers, the semiconductor and nanotechnology industries and the economy in general.

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

On a market application basis, sales to the semiconductor industry, primarily for advanced packaging applications and laser thermal processing applications, accounted for 65% and 85% of our systems revenue for the three month period ended September 28, 2013 and the corresponding period in 2012, respectively. We had $7.0 million of sales to nanotechnology manufacturers, including micro systems, thin film head, ALD and optical device manufacturers for the three month period ended, September 28, 2013 as compared to $7.6 million in sales for the corresponding period of 2012. Systems revenue from the nanotechnology sector accounted for 35% of systems revenue for the three month period ended September 28, 2013, as compared to 15% of systems revenue for the corresponding period in 2012. Our future operating results and financial condition would be materially adversely impacted by a downturn in any of these industries, or by loss of market share in any of these industries. A growing percentage of our backlog of system orders is comprised of laser thermal processing tools. As our laser thermal processing tools are used for the continuation of reduced device geometries and customers seldom provide us with their future technical requirements, these tools may not meet all customers’ requirements upon initial delivery and installation at the customer’s facility. As a result, system acceptance of the tool could be delayed while we perform testing and attempt to meet their requirements, or the order could be cancelled if we are unable to meet those requirements. Should significant demand not materialize, due to technical, production, market or other factors, our business, financial position and results of operations would be materially adversely impacted.

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

Although we attempt to protect our intellectual property rights through patents, copyrights, trade secrets and other measures, we believe that our success will depend more upon the innovation, technological expertise and marketing abilities of our employees. Nevertheless, we have a policy of seeking patents when appropriate on inventions resulting from our ongoing research and development and manufacturing activities. Our intellectual property portfolio has 951 patents and patent applications with expiration dates ranging from January 2014 to May 2030. In addition, we have various registered trademarks and copyright registrations covering mainly applications used in the operation of our systems. We also rely upon trade secret protection for our confidential and proprietary information. We may not be able to protect our technology adequately and competitors may be able to develop similar technology independently. Our pending patent applications may not be issued or U.S. or foreign intellectual property laws may not protect our intellectual property rights. In addition, litigation may be necessary to enforce our patents, copyrights or other intellectual property rights, to protect our trade secrets, to determine the validity and scope of the proprietary rights of others or to defend against claims of infringement. Such litigation has resulted in, and in the future could result in, substantial costs and diversion of resources and could have a material adverse effect on our business, financial condition and results of operations, regardless of the outcome of the litigation. Patents issued to us may be challenged, invalidated or circumvented and the rights granted thereunder may not provide competitive advantages to us. Furthermore, others may independently develop similar technology or products, or, if patents are issued to us, design around the patents issued to us. Invalidation of our patents related to those technologies, or the expiration of patents covering our key technologies, could allow our competitors to more effectively compete against us, which could result in less revenue for us.

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

Foreign operations subject us to risks related to the political, economic, legal and other conditions of foreign jurisdictions. These risks include risks related to:

•	foreign exchange rate fluctuations;

•	the need to comply with foreign government laws and regulations, including the imposition of regulatory requirements, tariffs, and import and export restrictions;

•	general geopolitical risks such as political and economic instability and changes in diplomatic and trade relationships;

•	the need for effective management of dispersed operations far from our headquarters in California;

•	the potential for strain on management resources;

•	difficulty in hiring and retaining local personnel for the successful operation of our business in each location;

•	the need to effectively manage personnel in different languages and under different cultural and legal expectations and requirements in certain locations;

•	meeting growth objectives and employment projections;

•	potentially less protection of intellectual property under the laws of foreign jurisdictions in certain locations; and

•	public safety or health concerns or natural disasters in foreign countries.

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

International sales accounted for approximately 55% of total net sales for the three month period ended September 28, 2013, as compared to 52% in the corresponding period of 2012. The decrease in international sales as a percentage of total sales was primarily due to a decrease in sales to our customers in Asia, outside of Taiwan and Japan. We anticipate that international sales will continue to account for a significant portion of total net sales. As a result, a significant portion of our net sales will continue to be subject to certain risks, including unexpected changes in regulatory requirements; difficulty in satisfying existing regulatory requirements; exchange rate fluctuations; tariffs and other barriers; political and economic instability; difficulties in accounts receivable collections; reduced protection of intellectual property; natural disasters; difficulties in staffing and managing foreign subsidiary and branch operations; and potentially adverse tax consequences.

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

As of September 28, 2013, we had $300.4 million in cash, cash equivalents and short-term investments. We maintain an investment portfolio of cash equivalents and short-term investments in commercial paper and U.S. government-backed securities. These investments are subject to general credit, liquidity, and market and interest rate risks. Substantially all of these securities are subject to interest rate and credit risk and will decline in value if interest rates increase or one or more of the issuers’ credit ratings is reduced. As a result of any of the foregoing, we may experience a reduction in value or loss of liquidity of our investments, which may have a negative adverse effect on our results of operations, liquidity and financial condition.

Our investment portfolio may become impaired by further deterioration of the capital markets.

Our cash equivalent and short-term investment portfolio as of September 28, 2013 consisted of securities and obligations of U.S. government agencies, money market funds and commercial paper. We follow an established investment policy and set of guidelines to monitor, manage and limit our exposure to interest rate and credit risk. The policy sets forth credit quality standards and limits our exposure to any one issuer, as well as our maximum exposure to various asset classes.

As a result of current financial market conditions, investments in some financial instruments, such as structured investment vehicles, sub-prime mortgage-backed securities and collateralized debt obligations, may lose some or all of their value due to liquidity and credit concerns. As of September 28, 2013, we had no holdings in these categories of investments and no impairment charge associated with our short-term investment portfolio. Although we believe our current investment portfolio has little risk of impairment, we cannot predict future market conditions or market liquidity and our investment portfolio could become impaired.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

Item 6. Exhibits

3.1(a)	Amended and Restated Certificate of Incorporation of the Registrant, filed October 6, 1993.
3.1.1(a)	Certificate of Amendment of the Amended and Restated Certificate of Incorporation of the Company, filed May 17, 1995.
3.1.2(a)	Certificate of Amendment of the Amended and Restated Certificate of Incorporation of the Company, filed June 17, 1998.
3.1.3(a)	Certificate of Amendment of the Amended and Restated Certificate of Incorporation of the Company, filed June 20, 2003.
3.1.4(b)	Certificate of Amendment of the Amended and Restated Certificate of Incorporation of the Company, filed August 31, 2009.
3.1.5(c)	Certificate of Amendment of the Amended and Restated Certificate of Incorporation of the Company, filed August 6, 2012.
3.2(d)	Amended and Restated Bylaws of the Registrant, as amended.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
31.1	Certification of Chief Executive Officer required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
 ____________________

(a)	Previously filed with our Quarterly Report on Form 10-Q for the quarter ended June 28, 2003 (Commission File No. 0-22248) and incorporated herein by reference.

(b)	Previously filed with our Quarterly Report on Form 10-Q for quarter ended October 3, 2009 (Commission File No. 0-22248) and incorporated herein by reference.

(c)	Previously filed with our Quarterly Report on Form 10-Q for the quarter ended June 29, 2013 (Commission File No. 0-22248) and incorporated herein by reference.

(d)	Previously filed with our Current Report on Form 8-K filed on April 17, 2012 (Commission File No. 0-22248) and incorporated herein by reference.

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

ULTRATECH, INC. (Registrant)

Date:	October 28, 2013	By:	/s/ BRUCE WRIGHT
Bruce Wright
Senior Vice President, Finance and Chief Financial Officer (Duly Authorized Officer and Principal Financial and Accounting Officer)

EXHIBIT INDEX

3.1(a)	Amended and Restated Certificate of Incorporation of the Registrant, filed October 6, 1993.
3.1.1(a)	Certificate of Amendment of the Amended and Restated Certificate of Incorporation of the Company, filed May 17, 1995.
3.1.2(a)	Certificate of Amendment of the Amended and Restated Certificate of Incorporation of the Company, filed June 17, 1998.
3.1.3(a)	Certificate of Amendment of the Amended and Restated Certificate of Incorporation of the Company, filed June 20, 2003.
3.1.4(b)	Certificate of Amendment of the Amended and Restated Certificate of Incorporation of the Company, filed August 31, 2009.
3.1.5(c)	Certificate of Amendment of the Amended and Restated Certificate of Incorporation of the Company, filed August 6, 2012
3.2(d)	Amended and Restated Bylaws of the Registrant, as amended.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
31.1	Certification of Chief Executive Officer required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
 ______________________

(a)	Previously filed with our Quarterly Report on Form 10-Q for the quarter ended June 28, 2003 (Commission File No. 0-22248) and incorporated herein by reference.

(b)	Previously filed with our Quarterly Report on Form 10-Q for the quarter ended October 3, 2009 (Commission File No. 0-22248) and incorporated herein by reference.

(c)	Previously filed with our Quarterly Report on Form 10-Q for the quarter ended June 29, 2013 (Commission File No. 0-22248) and incorporated herein by reference.

(d)	Previously filed with our Current Report on Form 8-K on April 17, 2012 (Commission File No. 0-22248) and incorporated herein by reference.

*
Exhibit 32.1 is being furnished and shall not be deemed to be filed for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, nor shall such exhibit be deemed to be incorporated by reference in any registration statement or other document filed under the Securities Act, or the Exchange Act, except as otherwise stated in such filing.