Form 10-K
period 2013-12-31
ULTRATECH INC
filed 2014-02-28
CIK 909791

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
————————————————————
FORM 10-K
(Mark one)

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Fiscal Year Ended December 31, 2013
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
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The aggregate market value of voting stock held by non-affiliates of the Registrant, as of June 29, 2013, was approximately $668,573,378 (based upon the closing price for shares of the Registrant’s common stock as reported by the NASDAQ Global Market on that date, the last trading date of the Registrant’s most recently completed second quarter). Shares of common stock held by each officer, director and holder of 5% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.
As of January 31, 2014, the Registrant had 28,010,601 shares of common stock outstanding.
————————————————————
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant’s Proxy Statement for the 2013 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K.

Ultratech, Inc.

PART I

ITEM 1.

BUSINESS

This Annual Report on Form 10-K contains, in addition to historical information, certain forward-looking statements that involve significant risks and uncertainties, which are difficult to predict, and are not guarantees of future performance. Such statements can generally be identified by words such as “anticipates,” “expects,” “remains,” “thinks,” “intends,” “will,” “could,” “believes,” “poised,” “estimates,” “continue,” and similar expressions. Our actual results could differ materially from the information set forth in any such forward-looking statements. Factors that could cause or contribute to such differences include those discussed below, as well as those discussed under “Item 1A. Risk Factors” and elsewhere in this Annual Report on Form 10-K.

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

Lithography and ALD

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

Advanced packaging manufacturing processes such as flip chip, wafer level chip scale packaging (“WLCSP”) and 3D packaging techniques, require several lithography steps in the device fabrication process. We believe that the use of flip chip technology will continue to gain traction as customers migrate towards leading edge technology nodes. It is expected that wafer level packaging technologies will continue to play an important role for continued miniaturization of electronic products such as smartphones. As customers transition to sub-28 nm manufacturing technology, traditional front end scaling is becoming increasingly complex. As such, semiconductor manufacturing companies are now also focusing on various packaging technologies such as Through Silicon Via ("TSV") to play an important role in delivering improved system level performance in the future. The manufacturing approach utilizing three dimensional ("3-D") TSV technology alleviates interconnect delay considerations by reducing global interconnect wiring length. In addition, TSV delivers superior bandwidth performance, and power management improvements and addresses some device latency issues. Several customers are also evaluating silicon interposer technology solutions for delivering improved bandwidth and system level performance.

Lithography is one of the critical process steps that affect the final device performance and associated yield for advanced packaging technology. The use of 1X stepper technology provides superior operational flexibility for thick resists utilized in the advanced packaging market. Furthermore the use of our proprietary alignment systems enables easy insertion of our products for any back end of line application. Lastly, we have also developed a large number of application specific features which deliver technology leadership and superior economic value for our customers. Our steppers are used to manufacture high volume, low cost semiconductors used in a variety of applications such as communications, personal computing, automotive control systems, power systems and consumer electronics. We also supply 1X photolithography systems to thin film head manufacturers and believe that our steppers offer advantages over certain competitive reduction lithography tools with respect to field size, throughput, specialized substrate handling and cost of ownership savings. In December 2012, we purchased certain assets of Cambridge NanoTech, Inc. (“Cambridge”) which was a technological leader in the ALD market. We will continue to pursue selling opportunities in the ALD market focusing our efforts on universities and research institutes. Additionally, we may sell these products for production applications.

Laser Anneal Technology

Device scaling has been the predominant means pursued by the semiconductor industry to achieve the gains in productivity and performance quantified by Moore’s Law. In the past several years, scaled device performance has been compromised because traditional transistor materials, such as silicon, silicon dioxide, and polysilicon, have been pushed to their fundamental materials limits. Continued scaling thus requires the introduction of new materials. For example, the traditional gate dielectric has been silicon dioxide, and as devices are scaled below 45 nanometers (nm), high K material such as hafnium oxide must be considered because silicon dioxide begins to lose its effectiveness. These new materials impose added challenges to the methods used to dope and activate silicon to produce very shallow, highly activated junctions (the main challenges regarding short channel effects include achieving maximum activation and minimal diffusion while maintaining abrupt junctions).

By leveraging our core competencies in optics engineering and system integration and our extensive knowledge of laser thermal processing, we introduced our laser spike annealing system to enable thermal annealing solutions at the 65 nm technology node and below. This advanced annealing technology provides solutions to the difficult challenge of fabricating ultra-shallow junctions and highly activated source/drain contacts. Laser thermal processing offers the flexibility to operate at near-instantaneous timeframes (microseconds to milliseconds) at temperatures below the melting point of silicon (1412° C). At these temperatures and anneal times, full activation is achieved with negligible diffusion. In addition, our proprietary hardware design minimizes the pattern density effect, reducing absorptivity variations.

Inspection

In 2012, we introduced a new in-line wafer inspection system, the Superfast 3G, based on patented coherent gradient sensing technology ("CGS"). The CGS technology was developed at the California Institute of Technology during the 1990's, and we acquired the rights to develop the CGS technology when we acquired certain assets of a semiconductor inspection startup, Oraxion Inc., in July 2006. We developed a next-generation system in 2007 which was primarily used internally. Superfast 3G represents the third generation of this technology, which is focused on the inspection of a number of critical semiconductor inspection steps.
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

Since the introduction of the earliest commercial photolithography tools for IC manufacturing in the early 1960s, a number of tools have been introduced to enable manufacturers to produce ever more complex devices that incorporate progressively finer line widths. In the early 1970s, photolithography tools included contact printers and proximity aligners, which required the photomask to physically contact or nearly contact the wafer in order to transfer the entire pattern during a single exposure. By the mid - 1970s, there were also projection scanners, which transferred the device image through reflective optics having a very narrow annular field that spanned the width of the wafer. Exposure was achieved by scanning the entire photomask and wafer in a single, continuous motion across the annular field. Scanners were followed by steppers, which expose a rectangular area or field on the wafer containing one or more chip patterns in a single exposure, then move or “step” the wafer to an adjacent site to repeat the exposure. This stepping process is repeated as often as necessary until the entire wafer has been exposed. By imaging a small area, steppers are able to achieve finer resolution, improved image size control and better alignment between the multiple device layers resulting in higher yield and higher performance devices than was possible with earlier tools.

The two principal types of steppers currently in use by the semiconductor industry are reduction steppers, which are the most widely-used steppers, and 1X steppers. Reduction steppers, which typically have reduction ratios of four- or five-to-

one, employ photomask patterns that are four or five times larger than the device pattern that is to be exposed on the wafer surface. In addition, there is now a fourth generation of lithography tools, known as step-and-scan systems, that typically address device sizes of 0.35 micron and below. In contrast to steppers, which require lenses that cover the entire field, step-and-scan optical systems have an instantaneous field just large enough to span the width of a field and employ scanning to stretch coverage over the entire field. Each scan is followed by re-registration of the wafer with respect to the mask, i.e. “stepping”, to create multiple fields covering the entire wafer. The smaller instantaneous field size of step-and-scan system projection optical systems allows them to resolve finer geometries and scanning allows them to cover larger fields.

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

In addition to enhancing our current lithography solutions, we continue to develop new tools to serve new markets such as advanced annealing. The LSA family of tools is aimed at volume production of advanced state of the art devices. These products, based on the same platform and stage technology as our advanced lithography tools, employ a 3500 Watt carbon dioxide laser to activate ultra-shallow, transistor junctions. Annealing times are reduced from several seconds, typical for the current generation of Rapid Thermal Processing ("RTP") equipment, to a millisecond or less. This results in more abrupt junctions with higher dopant activation levels and leads to transistors with higher drive currents and lower leakage. While this technology is expected to be useful for multiple IC generations, we anticipate that eventually this technology will be superseded by a laser thermal processing technology that will exceed the melting point of silicon (1412°C) and reduce the processing time below one microsecond, thereby achieving even higher performance characteristics with almost “zero” thermal budget. We believe these new laser thermal processing technologies remove several critical barriers to future device scaling and will help to extend Moore’s Law well into the future.

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

The AP series, consisting of the AP300W, AP300 and AP200, is built on our Unity Platform and features a customer-configurable design that supports flexible manufacturing requirements as well as tool extendibility for multiple device generations. Designed specifically for advanced packaging applications, the AP systems integrate the processing advantages associated with our advanced packaging lithography equipment with the productivity benefits of our Unity Platform. We believe that this family of lithography systems support a lower cost-of-ownership strategy due to significant throughput enhancements, higher reliability, and superior alignment and illumination systems.

We offer a family of advanced laser-based thermal annealing tools built on our Unity Platform, the LSA101, LSA101LP, LSA201 and LSA201LP. In addition to our flagship model, the LSA101, which enables junction activation and other advanced front-end annealing processes for the 28nm node and below, we have introduced a novel dual beam technology extending the system's capabilities to lower processing temperatures (LSA101LP). The addition of the LP dual beam is targeted to enable middle-of-line (MOL) applications such as nickel silicide formation,. The LSA201 is our latest LSA product offering, which enables full-wafer ambient control processing targeted for sub-20nm nodes. The LSA201's simple and robust design includes our patented micro-chamber design for achieving ambient control in a scanning system. The LSA201 platform can also be configured with the dual beam laser mentioned above-named the LSA201LP. As devices scale below 20nm, we believe the ambient control capability enables new applications such as high-k anneal and film property modification.

In 2012, we also introduced our new in-line wafer inspection system, the Superfast 3G, which provides the flexibility to address a wide range of applications including improved overlay control and enhanced yield. At advanced technology nodes, variations in stress and distortion on a wafer can have a significant impact on device performance and yield. Based on CGS technology, we believe that our Superfast 3G provides the industry's highest wafer resolution for the targeted applications and measures over 3 million points of data per 300mm wafer. The Superfast 3G is unique in that it collects data from the whole wafer simultaneously, providing significantly higher data density without the need for targets or pads. The system's high data density enables a wide range of applications from one measurement, as within-die, die-to-die and wafer-to-wafer process variations can be characterized quickly and comprehensively. The Superfast 3G approach provides other key advantages as well. First, data is obtained within each die at the location of the devices (not the location of a test target) and within-die variations can be mapped via approximately 10,000 data points. Second, data acquisition is inherently faster using rapid image capture of the whole wafer with a camera. Third, data is obtained to within 2mm of the wafer edge, providing a means to characterize issues with edge-die, which dominate yield loss at leading edge nodes.
In addition to selling new systems, we sell upgrades to systems in our installed base.
Research, Development and Engineering

The semiconductor and nanotechnology industries are subject to rapid technological change and new product introductions and enhancements. We believe that continued and timely development and introduction of new and enhanced systems to serve these markets is essential for us to maintain our competitive position. We have made and continue to make substantial investments in the research and development of our core optical technology, which we believe is critical to our future financial results. We intend to continue to develop our technology and to develop innovative lower cost of ownership products and product features to meet customer demands. Current engineering projects include continued research and development and process insertion for our laser thermal processing technologies, continued development of our 1X stepper products and the introduction of new products. Other research and development efforts are currently focused on: performance enhancement and development of new features for existing systems, both for inclusion as a standard component in our systems and to meet special customer order requirements; reliability improvement; and manufacturing cost reductions. These research and development efforts are undertaken, principally, by our research, development and engineering organizations and costs are generally expensed as incurred. Other operating groups within Ultratech support our research, development and engineering efforts, and the associated costs are expensed as incurred.

We work with many customers to jointly develop technology required to manufacture advanced devices or to lower the customer’s cost of ownership. We also have a worldwide engineering support organization including reticle engineering, photo processing capability and applications support.

We have historically devoted a significant portion of our financial resources to research and development programs and expect to continue to allocate significant resources to these efforts in the future. As of December 31, 2013, we had approximately 88 full-time employees engaged in research, development and engineering. For 2013, 2012 and 2011, total research, development and engineering expenses were approximately $33.6 million, $30.1 million and $23.6 million, respectively, and represented 21%, 13% and 11% of our net sales, respectively.

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

Beginning in the fourth quarter of 2010, we started a manufacturing operation in Singapore for the production of our lithography products. This facility consists of approximately 9,000 square feet of additional clean-room production space for the manufacturing of our advanced packaging Unity AP products, HBLED Sapphire and Superfast 3G inspection product platforms. Our Singapore manufacturing personnel undergo an extensive training program.

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

Competition

The capital equipment industry in which we operate is intensely competitive. A substantial investment is required to install and integrate capital equipment into a semiconductor, semiconductor packaging or nanotechnology device production line. We believe that once a device manufacturer or packaging subcontractor has selected a particular supplier's capital equipment, the manufacturer generally relies upon that equipment for the specific production line application and, to the extent possible, subsequent generations of similar products. Accordingly, it is difficult to achieve significant sales to a particular customer once another supplier's capital equipment has been selected as they are relying on reduced cost of ownership solutions and a decision by a customer to change solutions could have a material and adverse effect on our business and operating results.

Advanced Packaging and HBLED Lithography

We experience competition in the advanced packaging lithography market from various reduction steppers and proximity and projection aligner companies such as Canon Incorporated (“Canon”), Nikon Corporation (“Nikon”), Suss Microtec AG (“Suss Microtec”), Rudolph Technologies, Inc. ("Rudolph"), Shanghai Micro Electronics Equipment Co., Ltd ("SMEE"), ORC Manufacturing Co., Ltd. and Ushio and from third party re-sale of used projection systems. We expect our competitors to continue to improve the performance of their current products and to introduce new products with improved price and performance characteristics. This could cause a decline in sales or loss of market acceptance of our steppers in our served markets, and thereby materially adversely affect our business, financial condition and results of operations. Enhancements to, or future generations of, competing products may be developed that offer superior cost of ownership and technical performance features. We believe that to be competitive, we will require significant financial resources to continue to invest in new product development, to invest in new features and enhancements to existing products, to introduce new generation stepper systems in our served markets on a timely basis, and to maintain customer service and support centers worldwide. In marketing our products, we may also face competition from suppliers employing other technologies. In addition, increased competitive pressure has led to intensified price-based competition in certain of our markets, resulting in lower prices and margins. Should these competitive trends continue, our business, financial condition and operating results may be materially adversely affected.

Our primary competition in the high brightness lithography market comes from contact, proximity and projection aligners offered by companies such as Suss Microtec, Ushio and EV Group, by stepper companies such as SMEE, as well as by third party sales of used reduction steppers. Although contact, proximity aligners, and used reduction steppers generally have lower purchase prices than new 1X steppers, 1X steppers offer lower operating costs and favorable total cost of ownership in most applications. We believe that most device and HBLED manufacturers choose 1X steppers for the yield improvement, and lower modification costs, offered by the use of non-contact projection lithography.

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

Intellectual Property Rights

Although we attempt to protect our intellectual property rights through patents, copyrights, trade secrets and other measures, we believe that our success will depend more upon the innovation, technological expertise and marketing abilities of our employees. Nevertheless, we have a policy of seeking patents when appropriate on inventions resulting from our ongoing research and development and manufacturing activities. Our intellectual property portfolio contains 953 patents and patent applications. We have patent expiration dates ranging from January 2014 to May 2030. In addition, we also have various registered trademarks and copyright registrations covering mainly applications used in the operation of our systems. We also rely upon trade secret protection for our confidential and proprietary information. We may not be able to protect our technology adequately and competitors may be able to develop similar technology independently. Our pending patent applications may not be issued or U.S. or foreign intellectual property laws may not protect our intellectual property rights. In addition, litigation may be necessary to enforce our patents, copyrights or other intellectual property rights, to protect our trade secrets, to determine the validity and scope of the proprietary rights of others or to defend against claims of infringement. Such litigation has resulted in, and in the future could result in, substantial costs and diversion of resources and could have a material adverse effect on our business, financial condition and results of operations, regardless of the outcome of the litigation. Patents issued to us may be challenged, invalidated or circumvented and the rights granted thereunder may not provide competitive advantages to us. Furthermore, others may independently develop similar technology or products, or, if patents are issued to us, design around the patents issued to us. Invalidation of our patents related to those technologies, or the expiration of patents covering our key technologies, could allow our competitors to more effectively compete against us, which could result in less revenue for us.

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

Customers, Applications and Markets

We sell our systems to semiconductor, advanced packaging, HBLED, TFH and various other nanotechnology manufacturers located throughout North America, Europe and Asia. We sell our ALD systems to universities and research institutes throughout the world. Semiconductor manufacturers have purchased the 1000 Series steppers, the AP series of steppers, the NanoTech steppers or the LSA systems for the fabrication and/or packaging of microprocessors, applications processors, microcontrollers, DRAMs, ASICs and a host of other devices. Such systems could be used in mix-and-match applications with other production tools, such as for replacements of contact proximity printers for flip chip applications, and for high volume capacity production.

On a market application basis, sales to the semiconductor industry, primarily for advanced packaging and laser thermal processing applications, accounted for approximately 83% of systems revenue for the year ended December 31, 2013, as compared to 84% and 86% for the years ended December 31, 2012 and 2011, respectively. During the years ended December 31, 2013, 2012 and 2011, approximately 17%, 16% and 14%, respectively, of our systems revenue was derived from sales to nanotechnology manufacturers, including micro systems, TFH and optical networking device manufacturers. Our future results of operations and financial position would be materially adversely impacted by a downturn in any of these industries, or by loss of market share in any of these industries.

International sales accounted for approximately 72%, 65% and 60% of total net sales for the years ended December 31, 2013, 2012 and 2011, respectively, with Asia representing 63%, 46% and 51% of total net sales for those same years and Europe representing 9%, 19% and 10% of total net sales for those same years, respectively.

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

Backlog

We schedule production of our systems based upon order backlog, informal customer commitments and general economic forecasts for our targeted markets. We include in our backlog all accepted customer orders for our systems with assigned shipment dates within one year, as well as all orders for service, spare parts and upgrades, in each case, that management believes to be firm. However, all orders are subject to cancellation or rescheduling by the customer with limited or no penalties. Because of changes in system delivery schedules, cancellations of orders and potential delays in system shipments, our backlog at any particular date may not necessarily be representative of actual sales for any succeeding period. As of December 31, 2013, our backlog was approximately $132.7 million, including $4.7 million of products shipped but not yet installed. Cancellation, deferrals or rescheduling of orders by these customers would have a material adverse impact on our future results of operations.

Employees

At December 31, 2013, we had approximately 351 full-time employees, including 88 engaged in research, development and engineering, 40 in sales and marketing, 114 in customer service and support, 70 in manufacturing and 39 in general administration and finance. We believe our future success depends, in large part, on our ability to attract and retain highly skilled employees. None of our employees are covered by a collective bargaining agreement. We have, however, entered into employment agreements with our Chief Executive Officer and Chief Financial Officer. We consider our relationships with our employees to be good.

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

We experience competition in advanced packaging from various proximity aligner and stepper companies such as Canon Incorporated, Nikon Corporation, Suss Microtec AG (“Suss Microtec”), Rudolph Technologies, Inc. ("Rudolph"), Shanghai Micro Electronics Equipment Co., Ltd ("SMEE"), ORC Manufacturing Co., Ltd. and Ushio and used projection and reduction stepper systems. In nanotechnology, we experience competition from contact, proximity and projection aligner companies, such as Suss Microtec and Ushio as well as other third party stepper suppliers. We expect our competitors in the lithography arena to continue to improve the performance of their current products and to introduce new products with improved price and performance characteristics. This could cause a decline in sales or loss of market acceptance of our steppers in our served markets, and thereby materially adversely affect our business, financial condition and results of operations. Enhancements to, or future generations of, competing products may be developed that offer superior cost of ownership and technical performance features.

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

Our revenues and operating results may fluctuate significantly from quarter to quarter due to a number of factors, not all of which are in our control. We manage our expense levels based in part on our expectations of future revenues, and a certain amount of those expenses are relatively fixed. As a result, a change in the timing of recognition of revenue or a change in margins can have a significant impact on our operating results in any particular quarter. Factors that may cause our results of operations to fluctuate include, but are not limited to:

•	market conditions in the electronics and semiconductor industries;

•	failure of suppliers to perform in a manner consistent with our expectations;

•	manufacturing difficulties or delays;

•	customer cancellations or delays in shipments, installations and/or system acceptances;

•	competitive factors, including customers selecting competitors' products, the introduction of new products by our competitors or any failure of our products to gain or maintain market acceptance; and

•	changes in selling prices and product mix.

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

•	competitive pressures, including pricing pressures, from companies that have competing products;

•	changes in customer product needs or product preferences; and

•	strategic actions taken by our competitors.

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

We believe that factors such as announcements of developments related to our business, fluctuations in our operating results, a shortfall in revenue or earnings, changes in our or analysts’ expectations, general conditions in the semiconductor and nanotechnology industries or the worldwide or regional economies, sales of our securities into the marketplace, an outbreak or escalation of hostilities, announcements of technological innovations or new products or enhancements by us or our competitors, developments in patents or other intellectual property rights and developments in our relationships with our customers and suppliers could cause the price of our Common Stock to fluctuate, perhaps substantially. The market price of our Common Stock has fluctuated significantly in the past and we expect it to continue to experience significant fluctuations in the future, including fluctuations that may be unrelated to our performance.

As of December 31, 2013, we had outstanding options to purchase and outstanding restricted stock units for a total of 4.1 million shares of our Common Stock. Among other determinants, the market price of our stock has a major impact on the number of shares subject to outstanding stock options and restricted stock units that are included in the weighted-average shares used in determining our net income per share. During periods of extreme volatility, the impact of higher stock prices can have a materially dilutive effect on our net income per share. Additionally, shares subject to outstanding options and restricted stock units are excluded from the calculation of net income per share when we have a net loss or when the exercise price and the average unrecognized compensation cost of the stock option or restricted stock unit is greater than the average market price of our Common Stock, as the impact of the stock options or restricted stock units would be anti-dilutive.

We sell our products primarily to a limited number of customers and to customers in a limited number of industries, which subjects us to increased risks related to the business performance of our customers, and therefore their need for our products, and the business cycles of the markets into which we sell.

Historically, we have sold a substantial portion of our systems to a limited number of customers. In the year ended December 31, 2013, Siliconware Precision Industries ("SPIL") accounted for 16% of our system sales. In the year ended December 31, 2012, Global Foundries ("GFI"), Intel Corporation and Taiwan Semiconductor Corporation ("TSMC") accounted for 25%, 21% and 11% of our system sales, respectively. We expect that sales to a relatively few customers will continue to account for a high percentage of our net sales in the foreseeable future and believe that our financial results depend in significant part upon the success of these major customers and our ability to meet their future capital equipment needs. Although the composition of the group comprising our largest customers may vary from period to period, the loss of a significant customer or any reduction in orders by a significant customer, including reductions due to market, economic or competitive conditions in the semiconductor, semiconductor packaging, semiconductor inspection or nanotechnology industries or in the industries that manufacture products utilizing integrated circuits, thin film heads or other nanotechnology components, would likely have a material adverse effect on our business, financial condition and results of operations. Our ability to maintain or increase our sales in the future depends, in part, on our ability to obtain orders from new customers as well as the financial condition and success of our existing customers, the semiconductor and nanotechnology industries and the economy in general.

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

On a market application basis, sales to the semiconductor industry, primarily for advanced packaging applications and laser thermal processing applications, accounted for 83% and 84% of our systems revenue for the year ended December 31, 2013 and 2012, respectively. We sold $20.3 million of systems to nanotechnology manufacturers, including micro systems, thin film head, ALD and optical device manufacturers for the year ended December 31, 2013, as compared to $30.6 million in sales for the year ended December 31, 2012. Systems revenue from the nanotechnology sector accounted for 17% of systems revenue for the year ended December 31, 2013, as compared to 16% revenue in the year ended December 31, 2012. Our future operating results and financial condition would be materially adversely impacted by a downturn in any of these industries, or by loss of market share in any of these industries. A growing percentage of our backlog of system orders is comprised of laser thermal processing tools. As our laser thermal processing tools are used for the continuation of reduced device geometries and customers seldom provide us with their future technical requirements, these tools may not meet all customers’ requirements upon initial delivery and installation at the customer’s facility. As a result, system acceptance of the tool could be delayed while we perform testing and attempt to meet their requirements, or the order could be cancelled if we are unable to meet those requirements. Should significant demand not materialize, due to technical, production, market or other factors, our business, financial position and results of operations would be materially adversely impacted.

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

We procure some of our other critical systems’ components, subassemblies and services from single outside suppliers or a limited group of outside suppliers in order to ensure overall quality and timeliness of delivery. Many of these components and subassemblies have significant production lead times. To date, we have been able to obtain adequate services and supplies of components and subassemblies for our systems in a timely manner. However, disruption or termination of certain of these sources could have a significant adverse impact on our ability to manufacture our systems. In addition, our failure to timely use components in our manufacturing processes due to delays or cancellation of orders may lead to write downs of inventory. A disruption in supply or inventory window would, in turn, have a material adverse effect on our business, financial condition and results of operations. Our reliance on a sole supplier or a limited group of suppliers and our reliance on subcontractors involve several risks, including a potential inability to obtain an adequate supply of required components due to the suppliers’ failure or inability to provide such components in a timely manner, or at all, and reduced control over pricing and timely delivery of components. Although the timeliness, yield and quality of deliveries to date from our subcontractors have been acceptable, manufacture of certain of these components and subassemblies is an extremely complex process, and long lead-times are required. Any inability to obtain adequate deliveries or any other circumstance that would require us to seek alternative sources of supply or to manufacture such components internally could delay our ability to ship our products, which could damage relationships with current and prospective customers and have a material adverse effect on our business, financial condition and results of operations.

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

The continuing global or regional financial crises and any uncertainty created thereby, could result in the cancellation, deferral or rescheduling of orders by our customers as well as changes in projection of new business.

Orders in backlog are subject to cancellation, deferral or rescheduling by a customer with limited or no penalties. Sales of our systems depend, in significant part, upon the decision of a prospective customer to increase manufacturing capacity or to restructure current manufacturing facilities, either of which typically involves a significant commitment of capital. Further, the purchase of our products involves a significant commitment of capital on the part of our customers. If the markets for our customers’ products experience a period of declining demand or if our customers’ ability to raise capital is limited, they may choose to cancel, delay or reschedule purchases of our products. Any global financial economic crisis and the uncertainty created thereby could result in such a decline in demand or limited ability to raise capital, or could otherwise affect our customers’ markets, financial condition or willingness to incur expenses. As a result, we could experience the cancellation, delay or rescheduling of orders in our current backlog or of orders we currently expect to receive. Any such decision by our customers or potential customers would adversely affect our net sales and results of operations.

We may not be successful in protecting our intellectual property rights or we could be found to have infringed the intellectual property rights of others, either of which could weaken our competitive position and adversely affect our results of operations.

Although we attempt to protect our intellectual property rights through patents, copyrights, trade secrets and other measures, we believe that our success will depend more upon the innovation, technological expertise and marketing abilities of our employees. Nevertheless, we have a policy of seeking patents when appropriate on inventions resulting from our ongoing research and development and manufacturing activities. Our intellectual property portfolio has 953 patents and patent applications with expiration dates ranging from January 2014 to May 2030. In addition, we have various registered trademarks and copyright registrations covering mainly applications used in the operation of our systems. We also rely upon trade secret protection for our confidential and proprietary information. We may not be able to protect our technology adequately and competitors may be able to develop similar technology independently. Our pending patent applications may not be issued or U.S. or foreign intellectual property laws may not protect our intellectual property rights. In addition, litigation may be necessary to enforce our patents, copyrights or other intellectual property rights, to protect our trade secrets, to determine the validity and scope of the proprietary rights of others or to defend against claims of infringement. Such litigation has resulted in, and in the future could result in, substantial costs and diversion of resources and could have a material adverse effect on our business, financial condition and results of operations, regardless of the outcome of the litigation. Patents issued to us may be challenged, invalidated or circumvented and the rights granted thereunder may not provide competitive advantages to us. Furthermore, others may independently develop similar technology or products, or, if patents are issued to us, design around the patents issued to us. Invalidation of our patents related to those technologies, or the expiration of patents covering our key technologies, could allow our competitors to more effectively compete against us, which could result in less revenue for us.

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

International sales accounted for approximately 72% of total net sales for the year ended December 31, 2013, as compared to 65% in the year ended December 31, 2012. We anticipate that international sales will continue to account for a significant portion of total net sales. As a result, a significant portion of our net sales will continue to be subject to certain risks, including unexpected changes in regulatory requirements; difficulty in satisfying existing regulatory requirements; exchange rate fluctuations; tariffs and other barriers; political and economic instability; difficulties in accounts receivable collections; reduced protection of intellectual property; natural disasters; difficulties in staffing and managing foreign subsidiary and branch operations; and potentially adverse tax consequences.

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

To better align with the increasingly international nature of our business, we transitioned certain manufacturing processes to Singapore, thereby bringing these activities closer to our Asian customers. This movement is somewhat recent and our experience in international manufacturing operations is limited. If we are unable to successfully operate the site to efficiently manufacture systems, our business, financial condition and results of operations could be materially adversely impacted.

Our results of operations and business could be adversely affected by natural disasters, public health issues, political instability, wars, and other military action, as well as terrorist attacks and threats and government responses thereto, especially if any such actions were directed at us or our facilities or customers.

Public health issues, political instability, natural disasters, terrorist attacks in the United States and elsewhere, government responses thereto, may disrupt our operations or those of our customers and suppliers and may affect the availability of materials needed to manufacture our products or the means to transport those materials to manufacturing facilities and finished products to customers. In addition, such events could disrupt the semiconductor market, resulting in the cancellation or delay of product orders. Significant public health issues could cause damage or disruption to international commerce by creating economic and political uncertainties that may have a significant negative impact on the global economy, us and our customers or suppliers. Should such incidents increase or other public health issues arise, we could be negatively impacted by the need for more stringent employee travel restrictions, additional limitations in the availability of freight services, governmental actions limiting the movement of products between various regions and disruptions in the operations of our customers or suppliers. Similarly, political instability could affect the ability of our suppliers to provide the materials needed in our operations or the cost of acquiring such materials. Any public health issues, political instability, natural disasters, any terrorist attacks, or the ongoing war on terrorism or other wars could increase volatility in the United States and world financial markets which may depress the price of our Common Stock and may limit the capital resources available to us or our customers or suppliers, which could result in decreased orders from customers, less favorable financing terms from suppliers, and scarcity or increased costs of materials and components of our products. Additionally, if any of these events were to directly affect or be specifically directed at us, or occur in a country where we or our suppliers or our customers operate, our ability to conduct our business could be significantly disrupted. Any of these occurrences could have a significant impact on our operating results, revenues and costs and may result in increased volatility of the market price of our Common Stock.

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

As of December 31, 2013, we had $297.0 million in cash, cash equivalents and short-term investments. We maintain an investment portfolio of cash equivalents and short-term investments in commercial paper and U.S. government-backed securities. These investments are subject to general credit, liquidity, and market and interest rate risks. Substantially all of these securities are subject to interest rate and credit risk and will decline in value if interest rates increase or one or more of the issuers’ credit ratings is reduced. As a result of any of the foregoing, we may experience a reduction in value or loss of liquidity of our investments, which may have a negative adverse effect on our results of operations, liquidity and financial condition.

Our investment portfolio may become impaired by further deterioration of the capital markets.

Our cash equivalent and short-term investment portfolio as of December 31, 2013 consisted of securities and obligations of U.S. government agencies, money market funds and commercial paper. We follow an established investment policy and set of guidelines to monitor, manage and limit our exposure to interest rate and credit risk. The policy sets forth credit quality standards and limits our exposure to any one issuer, as well as our maximum exposure to various asset classes.

As a result of current financial market conditions, investments in some financial instruments, such as structured investment vehicles, sub-prime mortgage-backed securities and collateralized debt obligations, may lose some or all of their value due to liquidity and credit concerns. As of December 31, 2013, we had no holdings in these categories of investments and no impairment charge associated with our short-term investment portfolio. Although we believe our current investment portfolio has little risk of impairment, we cannot predict future market conditions or market liquidity and our investment portfolio could become impaired.

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

We prepare our financial statements in conformity with U.S. GAAP. These principles are subject to interpretation by the FASB, the American Institute of Certified Public Accountants AICPA, the SEC and various bodies formed to interpret and create appropriate accounting policies. A change in those policies can have a significant effect on our reported results and may affect our reporting of transactions which are completed before a change is announced.

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

We are subject to laws, regulations and similar requirements, changes to which may adversely affect our business and operations.

We are subject to laws, regulations and similar requirements that affect our business and operations, including, but not limited to, the areas of commerce, import and export control, intellectual property, income and other taxes, anti-trust, anti-corruption, labor, environmental, health and safety. Our compliance in these areas may be costly, especially in areas where there are inconsistencies between the various jurisdictions in which we operate. While we have implemented policies and procedures to comply with laws and regulations, there can be no assurance that our employees, contractors, suppliers or agents will not violate such laws and regulations or our policies. Any such violation or alleged violation could materially and adversely affect our business. Any changes or potential changes to laws, regulations or similar requirements, or our ability to respond to these changes, may significantly increase our costs to maintain compliance or result in our decision to limit our business, products or jurisdictions in which we operate, any of which could materially and adversely affect our business and operations.

The Dodd-Frank Wall Street Reform and Consumer Protection Act includes provisions regarding certain minerals and metals, known as conflict minerals, mined from the Democratic Republic of Congo and adjoining countries. These provisions require companies to undertake due diligence procedures and reports on the use of conflict minerals in its products, including products manufactured by third parties. Compliance with these provisions will cause us to incur costs to certify that our supply chain is conflict free and we may face difficulties in complying with the law if our suppliers are unwilling or unable to verify the source of their materials. Our ability to source parts containing these metals and minerals may be adversely impacted. In addition, our customers may require that we provide them with a certification and our inability to do so may disqualify us as a supplier.

We hold cash and cash equivalents at various foreign subsidiaries that may not be readily available to meet domestic cash requirements.

Our various foreign subsidiaries hold cash and cash equivalents and as we intend to reinvest certain foreign earnings indefinitely, these balances held outside the United States may not be readily available to meet our domestic cash requirements. We require a substantial amount of cash in the United States for operating requirements, purchases of property and equipment, and potentially for future acquisitions. If we are unable to meet our domestic cash requirements using domestic cash flows from operations, or domestic cash and cash equivalents, it may be necessary for us to consider repatriation of earnings that we have designated as permanently reinvested. This may require us to record additional income tax expense and remit additional taxes, which could have a material adverse effect on our results of operations, cash flows and financial condition.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

We have no unresolved staff comments.

ITEM 2.	PROPERTIES

We maintain our headquarters and manufacturing operations in San Jose, California in a leased facility, totaling approximately 100,000 square feet, which contain general administration and finance, marketing and sales, customer service and support, manufacturing and research, development and engineering. The lease for this facility expires in January 2016. We also rent sales and support offices in the United States and outside the U.S. in Taiwan, the Philippines, Japan, Korea, Thailand, Germany, and China, with varying terms and expiration dates. During 2013 and 2012, we either extended our leases in several of these sales facilities or negotiated new terms.

In March 2010, we entered into an operating lease agreement for facilities in preparation for the expansion of our manufacturing operations in Singapore. The initial term of this lease was three years. On August 15, 2012, we renegotiated this lease and entered into a new operating lease that expires in June 2018. The leased facility is approximately 23,000 square feet.

In March 2013, we entered into an operating lease agreement for facilities in Waltham, Massachusetts, totaling approximately 19,000 square feet, for sales, research and development activities. The lease for this facility expires in February 2018.

We believe that our existing facilities will be adequate to meet our currently anticipated requirements and that suitable additional or substitute space will be available as needed.

ITEM 3.    LEGAL PROCEEDINGS

We are subject to claims and litigation arising in the ordinary course of business. We do not believe any liability from any reasonably foreseeable disposition of such claims and litigation, individually or in the aggregate, would have a material adverse effect on our consolidated financial statements.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable

PART II

ITEM 5.	MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is traded on the NASDAQ Global Market under the symbol UTEK. The following table sets forth, for the periods indicated, the range of high and low reported sale prices of our common stock.

Fiscal 2013—Fiscal Quarter Ended		1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Market Price:	High	$42.23	$38.79	$38.09	$31.12
	Low	$35.46	$29.13	$27.53	$23.79
Fiscal 2012—Fiscal Quarter Ended		1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Market Price:	High	$29.96	$33.05	$34.66	$37.30
	Low	$24.53	$27.50	$29.02	$28.19

Our fiscal quarters in 2013 ended on March 30, 2013, June 29, 2013, September 28, 2013 and December 31, 2013.
Our fiscal quarters in 2012 ended on March 31, 2012, June 30, 2012, September 29, 2012 and December 31, 2012.

As of January 31, 2014, we had approximately 204 stockholders of record.

We have not paid cash dividends on our common stock since inception, and our Board of Directors presently plans to reinvest our earnings in our business. Accordingly, it is anticipated that no cash dividends will be paid to holders of common stock in the foreseeable future.

In each of July 2013 and July 2012, we issued 1,000 shares of our common stock in an unregistered, private placement under Section 4(2) of the Securities Act of 1933 to SEMI Foundation, a non-profit organization, to support its efforts to educate youth interested in science and math about career opportunities in the semiconductor industry.

Stock Performance Graph

The graph depicted below reflects a comparison of the cumulative total return (i.e., change in stock price plus reinvestment of dividends) of our common stock assuming $100 invested as of December 31, 2008 with the cumulative total returns of the NASDAQ Composite Index and the Philadelphia Semiconductor Index.

Comparison of Cumulative Total Returns(1)(2)(3)

350.00
300.00
250.00
200.00
150.00
100.00
50.00
0.00
12/31/2008
12/31/2009
12/31/2010
12/31/2011
12/31/2012
12/31/2013
UTEK
Philadelphia Semiconductor Sector Index
Nasdaq Composite Index

___________________

(1)	The graph covers the period from December 31, 2008 to December 31, 2013.

(2)	No cash dividends have been declared on our common stock.

(3)	Stockholder returns over the indicated period should not be considered indicative of future stockholder returns.

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

ITEM 6.	SELECTED FINANCIAL DATA

In thousands, except per share data and percentage information	2013 (e)	2012 (d)	2011(c)	2010(b)	2009(a)
Operations:
Net sales	$157,272	$234,825	$212,333	$140,603	$95,813
Gross profit	$67,382	$131,810	$110,325	$71,641	$44,990
Gross profit as a percentage of net sales	43%	56%	52%	51%	47%
Operating income (loss)	$(15,058)	$56,398	$44,020	$17,541	$(1,102)
Income (loss) before income taxes and cumulative effect of a change in accounting principle	$(14,916)	$56,969	$44,160	$17,951	$2,059
Pre-tax income (loss) as a percentage of net sales	(9.5)%	24.3%	20.8%	12.8%	2.1%
Provision (benefit) for income taxes	$(1,147)	$9,782	$4,930	$1,170	$(70)
Net income (loss)	$(13,769)	$47,187	$39,230	$16,781	$2,129
Income (loss) before cumulative effect of a change in accounting principle per share—basic	$(0.49)	$1.76	$1.51	$0.69	$0.09
Net income (loss) per share—basic	$(0.49)	$1.76	$1.51	$0.69	$0.09
Number of shares used in per share computation—basic	28,106	26,881	25,915	24,468	23,690
Income (loss) before cumulative effect of a change in accounting principle per share—diluted	$(0.49)	$1.70	$1.47	$0.67	$0.09
Net income (loss) per share—diluted	$(0.49)	$1.70	$1.47	$0.67	$0.09
Number of shares used in per share computation—diluted	28,106	27,705	26,778	25,043	23,852
Balance sheet:
Cash, cash equivalents and short-term investments	$297,035	$302,508	$227,947	$184,290	$160,341
Working capital	$349,055	$349,506	$283,280	$217,157	$193,133
Total assets	$434,164	$436,986	$353,448	$281,294	$234,581
Long-term obligations	$11,923	$11,235	$8,113	$5,344	$5,935
Stockholders’ equity	$386,538	$375,186	$296,029	$231,649	$199,968
__________________

(a)	Operating loss in 2009 includes $2.9 million of stock-based compensation expenses and a charge of $0.6 million related to certain exit activities.

(b)	Operating income in 2010 includes $4.8 million of stock-based compensation expenses.

(c)	Operating income in 2011 includes $9.0 million of stock-based compensation expenses.

(d)	Operating income in 2012 includes $12.5 million of stock-based compensation expenses.

(e)	Operating loss in 2013 includes $15.4 million of stock-based compensation expenses.

Quarterly Data

Unaudited, in thousands, except per share data	1st	2nd	3rd	4th
2013
Net sales	$60,646	$42,866	$29,732	$24,028
Gross profit	$33,293	$20,277	$11,790	$2,022
Operating income (loss)	$13,076	$1,113	$(8,707)	$(20,540)
Net income (loss)	$13,692	$856	$(7,750)	$(20,567)
Net income (loss) per share—basic	$0.50	$0.03	$(0.28)	$(0.73)
Number of shares used in per share computation—basic	27,571	27,945	28,079	28,222
Net income (loss) per share—diluted	$0.48	$0.03	$(0.28)	$(0.73)
Number of shares used in per share computation—diluted	28,563	28,653	28,079	28,222
Unaudited, in thousands, except per share data	1st	2nd	3rd	4th
2012
Net sales	$49,575	$59,112	$60,547	$65,591
Gross profit	$28,399	$32,040	$34,169	$37,202
Operating income	$11,255	$13,180	$14,955	$17,008
Net income	$10,200	$11,171	$12,442	$13,374
Net income per share—basic	$0.39	$0.42	$0.46	$0.49
Number of shares used in per share computation—basic	26,201	26,530	27,047	27,343
Net income per share—diluted	$0.38	$0.41	$0.45	$0.48
Number of shares used in per share computation—diluted	27,023	27,387	27,777	27,989

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Certain of the statements contained herein, which are not historical facts and which can generally be identified by words such as "anticipates," "expects," "thinks," "remains," "intends," "will," "could," "believes," "poised," "estimates," "continues," and similar expressions, are forward-looking statements under Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that involve risks and uncertainties, such as risks related to timing, delays, deferrals and cancellations of orders by customers, including as a result of semiconductor manufacturing capacity as well as our customers' financial condition and demand for semiconductors; demand for consumer devices; industry growth within our served markets; continued delivery of financial performance and value; cyclicality in the semiconductor and nanotechnology industries; our dependence on new product introductions and market acceptance of new products and enhanced versions of our existing products; reliability and technical acceptance of our products lengthy sales cycles, including the timing of system installations and acceptances; quarterly revenue fluctuations; lengthy and costly development cycles for laser-processing and lithography technologies and applications; integration, development and associated expenses of the laser processing operation; general economic and financial market conditions including impact on capital spending, as well as difficulty in predicting changes in such conditions; rapid technological change and the importance of timely product introductions; customer concentration; pricing pressures and product discounts; high degree of industry competition; intellectual property matters; changes in pricing by us, our competitors or suppliers; international sales and operations; timing of new product announcements and releases by us or our competitors; improvements, including in cost and technical features, of competitors' products ability to volume produce systems and meet customer requirements; sole or limited sources of supply; effect of capital market fluctuations on our investment portfolio; ability and resulting costs to attract or retain key personnel; dilutive effect of employee stock option grants on net income per share, which is largely dependent upon our achieving and maintaining profitability and the market price of our stock; mix of products sold; outcome of litigation; manufacturing variances and production levels; timing and degree of success of technologies licensed to outside parties; product concentration and lack of product revenue diversification; inventory obsolescence; asset impairment; changes to financial accounting standards; effects of certain anti-takeover provisions; future acquisitions; volatility of stock price; foreign government regulations and restrictions; business interruptions due to natural disasters or utility failures; environmental regulations; and any adverse effects of terrorist attacks in the United States or elsewhere, or government responses thereto, or military actions, on the economy, in general, or on our business in particular. Due to these and additional factors, the statements, historical results and percentage relationships set forth below are not necessarily indicative of the results of operations for any future period. These forward-looking statements are based on management's current beliefs and expectations, some or all of which may prove to be inaccurate, and which may change. We undertake no obligation to revise or update any forward-looking statements to reflect any event or circumstance that may arise after the date of this report.

OVERVIEW

Ultratech, Inc. develops, manufactures and markets photolithography, laser thermal processing and inspection equipment for manufacturers of semiconductor devices, including advanced packaging processes and various nanotechnology components such as thin film head magnetic recording devices, laser diodes, high-brightness light emitting diodes ("HBLEDS") and atomic layer deposition ("ALD") for customers located throughout North America, Europe, Singapore, Japan, Taiwan, Korea and the rest of Asia.

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

Costs related to deferred product revenues are capitalized (deferred) and recognized at the time of revenue recognition. Deferred product revenue and costs are netted on our balance sheet, under the caption “deferred product and services income.” The gross amount of deferred revenues and deferred costs at December 31, 2013 were $8.7 million and $2.2 million, respectively, as compared to $24.6 million and $7.6 million, respectively, at December 31, 2012.

Costs incurred for shipping and handling are included in cost of sales.

Inventories and Purchase Order Commitments

Inventories are stated at the lower of cost or market using standard costs that generally approximate actual costs on a first-in, first-out basis. We maintain a perpetual inventory system and continuously record the quantity on-hand and standard cost for each product, including purchased components, subassemblies, and finished goods. We maintain the integrity of perpetual inventory records through periodic physical counts of quantities on hand.

The semiconductor industry is characterized by rapid technological change, changes in customer requirements and evolving industry standards. We perform a detailed assessment of inventory at each balance sheet date, which includes a review of, among other factors, demand requirements and market conditions. Based on this analysis, we may record adjustments to the value of our inventory. Although we make every effort to ensure the accuracy of our forecasts of product demand, any significant unanticipated changes in demand, product mix or technological developments would significantly impact the value of our inventory and our reported operating results. In the future, if we find that our estimates are too optimistic and we determine that our inventory needs to be reserved, we will be required to recognize such costs in our cost of sales at the time of such determination.

Warranty Obligations

We recognize the estimated cost of our product warranties at the time revenue is recognized. Our warranty obligation is affected by product failure rates, material usage rates and the efficiency by which the product failure is corrected. Should actual product failure rates, material usage rates and labor efficiencies differ from our estimates, revisions to the estimated warranty liability would be required which could result in future charges or credits to our gross margins. We believe our warranty accrual, as of December 31, 2013, will be sufficient to satisfy outstanding obligations as of that date.

Allowance for Bad Debts

We maintain an allowance for estimated losses resulting from the inability of our customers to make required payments. This reserve is established based upon historical trends, current economic conditions, delinquency status based on contractual terms and an analysis of specific exposures. If the financial conditions of our customers were to deteriorate, or even a single customer was otherwise unable to make payments, additional allowances may be required. The typical selling price of our systems is between $0.2 million and $6.0 million. Accordingly, a single customer default could have a material adverse effect on our results of operations. Our bad debt reserve for accounts receivable was $0.5 million at December 31, 2013 and 2012.

Intangible Assets

Purchased technology, patents and other intangible assets are presented at cost, net of accumulated amortization, and are amortized over their estimated useful lives using the straight-line method. We review for impairment whenever events or changes in circumstances indicate that the carrying amount of the intangible asset may not be recoverable and the carrying amount exceeds its fair value.

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

Deferred Income Taxes

Deferred income taxes are provided for the tax effect of temporary differences between the tax basis of assets and liabilities and their reported amounts in the financial statements. ASC Topic 740, Income Taxes (“ASC 740”), provides for recognition of deferred tax assets if the realization of such deferred tax assets is more likely than not to occur. Realization of our net deferred tax assets is dependent upon the generation of sufficient taxable income in future years in appropriate tax jurisdictions to obtain the benefit of the reversal of temporary differences, net operating loss carry-forwards, and tax credit carry-forwards. Each quarter we assess the likelihood that we will be able to recover our deferred tax assets. We consider available evidence, both positive and negative, including historical levels of income, expectations and risks associated with estimates of future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance. As a result of our analysis, we concluded that it is more likely than not that, as of December 31, 2013, our net deferred tax assets will not be realized, with the exception of those in Japan and Taiwan. Therefore, we continue to provide a full valuation allowance against net deferred tax assets outside of Japan and Taiwan. We continue to monitor the relative weight of positive and negative evidence of future profitability in relevant jurisdictions. Even after the net loss recorded in 2013, we have experienced cumulative profitability. However, as of December 31, 2013, we have determined that the following negative evidence outweighs the positive evidence such that it is not more likely than not we will generate sufficient taxable income in the relevant jurisdictions to utilize our deferred tax assets and release the associated valuation allowance:

•	Movement of certain product manufacturing to Singapore, resulting in reduced U.S. taxable income,

•	Current U.S. taxable loss

•	Inherent earnings volatility of our industry resulting in our inability to forecast long term earnings, and

•	Usage limitations resulting in a longer period being required to realize our deferred tax assets.

As of December 31, 2013, we had recorded a valuation allowance of approximately $47.9 million against our net deferred tax assets except for those in Japan and Taiwan. As of December 31, 2013, we had recorded approximately $0.4 million of net foreign deferred tax assets related to our operations in Japan and Taiwan. Based on projected future pre-tax income in Japan and Taiwan, these assets were not subject to a valuation allowance as it is more likely than not that they will be realized in the future.

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

Sales Summary

	2013	2012	2011
International sales	72%	65%	60%
Domestic sales	28%	35%	40%
Total sales	100%	100%	100%

Semiconductor systems sales	83%	84%	86%
Nanotechnology systems sales	17%	16%	14%
Total systems sales	100%	100%	100%

Net Sales

In millions	2013	2012	2011	2013 vs 2012	2012 vs 2011
Sales of:
Systems	$116.6	$191.8	$174.7	(39)%	10%
Spare parts	23.8	23.9	16.9	—%	41%
Services	16.4	17.8	19.6	(8)%	(9)%
Licenses	0.5	1.3	1.1	(62)%	18%
Total net sales	$157.3	$234.8	$212.3	(33)%	11%

2013 vs. 2012

Net sales consist of revenues from systems sales, spare parts sales, services and licensing of technologies. For the year ended December 31, 2013, systems revenue accounted for approximately 74% of total net sales, and services, licenses and spare parts accounted for the remaining 26%.

System sales decreased 39% to $116.6 million primarily attributable to a fewer number of all of our systems being sold in 2013 as compared to 2012.

On a product market application basis, system sales to the semiconductor industry were $96.3 million for the year ended December 31, 2013, a decrease of 40% as compared to $161.2 million in 2012. This decrease was primarily due to fewer system units sold. Semiconductor industry sales consist of sales to the advanced packaging market, semiconductor and semiconductor inspection market. System sales to the semiconductor industry is highly dependent on customer capacity demand.

System sales to the nanotechnology market were $20.3 million for the year ended December 31, 2013, a 34% decrease as compared with sales of $30.7 million in 2012. The decrease in sales in the nanotechnology market was primarily due to the lesser number of all systems sold. System sales to the nanotechnology market are highly dependent on capacity demand in the industries we serve, including HBLEDs, ALD, thin film heads, automotive MEMS, LED/laser diodes, and ink jet print heads, and therefore, expect to experience significant variations in sales to this market from period to period.

Sales of spare parts in 2013 remained relatively flat to $23.8 million, as compared to $23.9 million in 2012. Sales from services decreased 8% to $16.4 million for the year ended December 31, 2013 as compared to $17.8 million in 2012. The decrease in service revenue was the result of a decrease in service contract sales.

Revenues from licensing activities decreased to $0.5 million in 2013 as compared with $1.3 million in 2012, primarily due to fewer systems being sold under a royalty arrangement. Pursuant to our license arrangements, such transactions are subject to a license fee based on units sold. Future revenues from licensing activities, if any, will be contingent upon existing and future licensing arrangements. We may not be successful in generating licensing revenues and do not anticipate the recognition of significant levels of licensing income in the future.

For the year ended December 31, 2013, international net sales were $113.9 million, or 72% of total net sales, as compared with $153.2 million, or 65% of total net sales in 2012. For the year ended December 31, 2013 as compared to the corresponding 2012 period, (i) sales to Europe decreased by $31.1 million, (ii) sales to the rest of world decreased by $23.4 million, and (iii) sales to Korea decreased by $5.5 million, partially offset by increased sales to Taiwan of $12.6 million and sales to Japan of $8.2 million. We expect sales to international customers to continue to represent a significant amount of our future revenues as our customer base in Asia continues to expand its capacity.

Our revenue derived from sales in foreign countries is not generally subject to significant exchange rate fluctuations, principally because sales contracts for our systems are generally denominated in U.S. dollars. However, we do sell systems and spare parts into Japan and this subjects us to the risk of currency exchange rate fluctuations since the orders are often denominated in Japanese yen. We attempt to mitigate this risk by entering into monthly foreign currency forward exchange contracts, as balance sheet hedges, which includes our receivables from parts sales. We had approximately 36.3 million of Japanese yen-denominated receivables at December 31, 2013. International sales expose us to a number of additional risks, including fluctuations in the value of local currencies relative to the U.S. dollar, which impact the relative cost of ownership of our products and, thus, the customer’s willingness to purchase our product. (See “Risk Factors: International Sales”).

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

Gross Profit

2013 vs. 2012

Gross margins were 43% and 56% for 2013 and 2012, respectively. The 13% decrease in gross margin was due to (i) a 4% decrease resulting from costs associated with manufacturing inefficiencies due to lower production volume, (ii) a 3% decrease related to a $5.2 million increase in reserves for excess and obsolete inventory and open purchase order commitments, (iii) a 3% decrease resulting from higher material costs due to product mix, (iv) a 2% decrease related to lower service cost utilization and (v) a 1% decrease related to increases in other manufacturing costs.

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

2012 vs. 2011

Gross margins were 56% and 52% for 2012 and 2011, respectively. The 4% point increase in gross margin was due to a 4% increase resulting from improved manufacturing efficiencies and a 1% increase related to lower service costs, partially offset by a 1% decrease resulting from higher material costs due to product mix.

Research, Development and Engineering Expenses

In millions	2013	2012	2011	2013 vs 2012	2012 vs 2011
Research, development and engineering expenses	$33.6	$30.1	$23.6	12%	28%
% of revenue	21%	13%	11%

An inherent delay exists between the time product development activities and expenditures occur and when resultant product revenue is ultimately realized. We expect current year research, development and engineering program investments to contribute to revenue in future years.

2013 vs. 2012

Research, development and engineering expenses in 2013 increased 12% to $33.6 million as compared to $30.1 million in 2012. The $3.5 million increase was primarily due to (i) a $2.3 million increase in expenses related to the ALD product group, (ii) a $0.7 million increase in stock-based compensation expense, (iii) a $0.6 million increase in patent related expenses, (iv) a $0.4 million increase in manufacturing support expenses, (v) a $0.3 million increase in depreciation expense, (vi) a $0.3 million increase in employee benefit related expense and (vii) a $0.2 million increase in other research, development and engineering expenses, partially offset by a $1.0 million decrease in bonus plan expense and a $0.2 million reduction in 401(k) match expense. As a percentage of net sales, engineering expenses for the year ended December 31, 2013 were 21% compared to 13% for 2012. The percentage increase was due primarily to the decrease in net sales as compared to 2012.

2012 vs. 2011

Research, development and engineering expenses in 2012 increased 28% to $30.1 million as compared to $23.6 million in 2011. The $6.5 million increase was primarily due to (i) a $3.4 million in additional research and development related activities, (ii) a $0.7 million increase in manufacturing support expenses, (iii) a $0.6 million increase in salaries and compensation related expenses, (iv) a $0.4 million increase in stock-based compensation expense, (v) a $0.3 million increase in depreciation expense, (vi) a $0.1 million in travel related expense and (vii) a $0.1 million in materials expense. As a percentage of net sales, engineering expenses for the year ended December 31, 2012 were 13% compared to 11% for 2011. The percentage increase was due primarily to a greater increase in engineering expenses than net sales from 2011.

Selling, General and Administrative Expenses

In millions	2013	2012	2011	2013 vs 2012	2012 vs 2011
Selling, general and administrative expenses	$48.9	$45.3	$42.7	8%	6%
% of revenue	31%	19%	20%

2013 vs. 2012

Selling, general and administrative expenses increased by $3.6 million, or 8%, to $48.9 million in 2013, as compared to $45.3 million in 2012. The $3.6 million increase was primarily due to (i) a $2.2 million increase in stock-based compensation expense, (ii) a $2.1 million increase in expenses related to the ALD product group, (iii) a $2.1 million increase in field services costs, (iv) a $0.6 million increase in selling costs, and (v) a $0.2 million increase in other administrative cost, partially offset by (a) a $2.3 million decrease in bonus plan expense, (b) a $1.1 million decrease in legal expenses, and (c) a $0.2 million reduction in 401(k) match expense. As a percentage of net sales, selling, general and administrative expenses for the year ended December 31, 2013 were 31% compared to 19% for 2012. This increase was due primarily to the decrease in net sales as compared to 2012.

2012 vs. 2011

Selling, general and administrative expenses increased by $2.6 million, or 6%, to $45.3 million in 2012, as compared to $42.7 million in 2011. The $2.6 million increase was primarily due to (i) a $2.9 million of stock-based compensation expense, (ii) a $1.1 million increase in bonus expense, (iii) a $0.3 million increase of outside services costs, (iv) a $0.2 million increase in facility move costs, and (v) a $0.1 million increase in property tax expense, partially offset by (i) $1.3 million in allocation of administrative costs to engineering, (ii) a $0.5 million reduction in international administrative costs and (iii) a $0.2 million reduction in other administrative costs. As a percentage of net sales, selling, general and administrative expenses for the year ended December 31, 2012 were 19% compared to 20% for 2011. This decrease was due primarily to the increase in net sales as compared to 2011.

Interest and Other Income, Net

In millions	2013	2012	2011
Interest income	$0.6	$0.4	$0.3
Other income (expense), net	(0.4)	0.2	(0.1)
Interest and other income, net	$0.2	$0.6	$0.2

Interest and other income, net, was $0.2 million for the year ended December 31, 2013, as compared with $0.6 million and $0.2 million for 2012 and 2011, respectively. We recorded $0.6 million of interest income during the year ended December 31, 2013. The $0.2 million increase was primarily due to the higher average short-term investments balance during the year ended December 31, 2013, as compared to 2012. We presently maintain an investment portfolio with a weighted-average maturity of less than one year. Consequently, changes in short-term interest rates have a significant impact on our interest income. Future changes in short-term interest rates are expected to continue to have a significant impact on our interest income.

Other expense, net of $0.4 million for the year ended December 31, 2013 was the result of losses from foreign currency exchange. In 2012, other income, net of $0.2 million was primarily due to other income of $0.5 million resulting from the expiration of statutes in certain countries of individually insignificant items that was partially offset by unrealized losses on foreign currency transactions of $0.3 million. In 2011, other expense, net of $0.1 million was the result of losses from foreign currency exchange.

Provision for Income Taxes

For the year ended December 31, 2013, we recorded income tax benefit of $1.1 million as compared to income tax expense of $9.8 million and $4.9 million, respectively, in 2012 and 2011. The income tax benefit recorded in 2013 resulted primarily from tax benefits due to return to provision adjustments associated with the filing of our 2012 tax return and the extension of the federal research and development tax credits under the American Taxpayer Relief Act of 2012, partially offset by state taxes and foreign taxes of $0.5 million. The income tax expense recorded in 2012 and 2011 was comprised primarily of federal tax expense. The actual expense or benefit recorded for the years ended 2013, 2012, and 2011 differs from the federal tax expense or benefit at 35% primarily due to current tax expense in foreign jurisdictions and the fact that in 2013 current year the U.S. taxable loss was not utilized, in 2012 prior year U.S. credits were utilized, and in 2011 prior year U.S. losses were utilized, respectively.

We are eligible for tax incentives that provide that certain income earned in Singapore would be subject to a tax holiday and/or reduced tax rates for a limited period of time under the laws of Singapore. To realize these benefits, we must meet certain requirements relating to employment and investment activities. This exemption is expected to expire within 7 years. In 2013 the tax benefit attributable to the tax holiday was approximately $0.5 million with a $0.02 impact on earnings per share. In 2012, the tax benefit attributable to the tax holiday was approximately $5.0 million with an $0.18 impact on diluted earnings per share. In 2011, the tax benefit attributable to the tax holiday was approximately $0.3 million with a $0.01 impact on diluted earnings per share. Our ability to realize benefits from these initiatives could be materially adversely affected if, among other things, applicable requirements are not met, the incentives are substantially modified, or if we incur losses for which we cannot take a deduction.
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
In accordance with ASC 740, we had unrecognized benefits of $6.9 million as of December 31, 2013 due to uncertain tax positions. We continue to recognize interest and penalties as a component of income tax provision and accrued an insignificant amount for these items for the year. During the year ended December 31, 2013, the balance related to uncertain tax positions increased by $0.1 million, net. Over the next twelve months, we expect an insignificant decline in the estimated amount of liabilities associated with our uncertain tax positions which arose prior to December 31, 2013 as a result of expiring statutes of limitations. If we are able to eventually recognize these uncertain tax positions, $6.8 million of the unrecognized benefit on January 1, 2013 and $6.9 million of the unrecognized benefit on December 31, 2013, would reduce our effective tax rate. We currently have a full valuation allowance against our U.S. net deferred tax asset which would impact the timing of the effective tax rate benefit should any of these uncertain tax positions be favorably settled in the future.
       Each quarter we assess the likelihood that we will be able to recover our deferred tax assets. We consider available evidence, both positive and negative, including historical levels of income, expectations and risks associated with estimates of future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance. As a result of our analysis, and as further described in the Critical Accounting Policies and Estimates section, deferred income taxes, we concluded that it is more likely than not that, as of December 31, 2013, our net deferred tax assets will not be realized, with the exception of those in Japan and Taiwan. Therefore, we continue to provide a full valuation allowance against net deferred tax assets outside of Japan and Taiwan. It is possible that sometime in the next 12 months the positive evidence will be sufficient to release a material amount of our valuation allowance; however there is no assurance that this will occur.
We are subject to federal and state tax examination for years 1999 forward and 1997 forward, respectively, by virtue of the tax attributes carrying forward from those years. We are also subject to audits in the foreign jurisdictions in which we operate for years 2003 and forward. There are no material income tax examinations currently in progress.

Outlook

The anticipated timing of orders, shipments and system acceptances usually requires that we fill a number of production slots in any given period in order to meet our sales targets. If we are unsuccessful in our efforts to secure those production orders, or if existing production orders are delayed or cancelled, our results of operations will be materially adversely impacted. Additionally, we may not exceed or even maintain our current or prior levels of net sales for any period in the future for the reasons enumerated in this report. We believe that the market acceptance and volume production of our advanced packaging systems, laser processing systems, inspection systems and our 1000 Platform steppers are of critical importance to our future financial results. At December 31, 2013, these systems represented approximately 90% of our backlog. We presently expect net sales in 2014 to increase by approximately 25% to 30% from 2013 net sales of $157.3 million.

LIQUIDITY AND CAPITAL RESOURCES

Net cash used in operating activities was $6.8 million for the year ended December 31, 2013, as compared with net cash provided by operating activities of $77.1 million for the comparable period in 2012. Net cash used in operating activities during the year ended December 31, 2013 was attributable to $21.3 million of cash used by changes in our working capital, partially offset by $14.4 million of cash generated from operations after adjustments for non-cash charges such as stock-based compensation, provision for inventory reserves and open purchase order commitments and depreciation.

Working capital uses of cash of $21.3 million were due to (i) a $12.2 million increase in inventory purchases, (ii) a $10.4 million decrease in deferred income, (iii) a $8.8 million decrease in accounts payable, and (iv) a $0.7 million decrease in accrued expenses, partially offset by a $8.0 million decrease in accounts receivable and a $2.8 million decrease in prepaid expenses and other current assets..

We believe that because of the relatively long manufacturing cycle of certain systems, particularly newer products, our inventories will continue to represent a significant portion of working capital. Currently, we are devoting significant resources to the development, introduction and commercialization of our laser thermal processing systems and inspection systems and to the development of our next generation 1X lithography technologies. We currently intend to continue to incur significant operating expenses in the areas of research, development and engineering, manufacturing, and selling, general and administrative costs in order to further develop, produce and support these new products. Additionally, gross profit margins, inventory and capital equipment levels may be adversely impacted in the future by costs associated with the initial production of the laser thermal processing systems, inspection systems and by future generations of our 1X wafer steppers. These costs include, but are not limited to, additional manufacturing overhead, costs of demonstration systems and facilities and the establishment of additional after-sales support organizations. Additionally, there can be no assurance that operating expenses will not increase, relative to sales, as a result of adding technical, marketing and administrative personnel, among other costs, to support our new products. If we are unable to achieve significantly increased net sales or if our sales fall below expectations, our cash flow and operating results will be materially adversely affected until, among other factors, costs and expenses can be reduced. Our failure to achieve our sales targets for these new products could result in additional inventory write-offs and asset impairment charges, either of which could materially adversely impact our results of operations.

During the year ended December 31, 2013, net cash used in investing activities was $10.5 million, as compared with net cash used by investing activities of $58.3 million for the comparable period in 2012. Net cash used in investing activities during the year ended December 31, 2013 was attributable to capital expenditures of $7.9 million and purchases of intangible assets for $5.0 million, partially offset by maturities of available-for-sale investment securities of $2.4 million, net of purchases.

Net cash provided by financing activities was $13.9 million during the year ended December 31, 2013, as compared with $19.3 million for the comparable period in 2012. Net cash provided by financing activities during the year ended December 31, 2013 was primarily attributable to proceeds received from the issuance of common stock under our employee stock option plans of $9.8 million, net and proceeds of notes payable of $4.1 million, net of repayments.

Historically, our principal source of liquidity has been cash provided by our operations. At December 31, 2013, we had working capital of $349.1 million. At December 31, 2013, our cash, cash equivalents and short-term investments, net of related borrowings under our line of credit, consisted of $291.9 million.

As of December 31, 2013, $36.2 million of our cash, cash equivalents, and investments were held by foreign subsidiaries. Amounts held by foreign subsidiaries are generally subject to U.S. income taxation on repatriation to the United States. We currently have no plans to repatriate any foreign earnings back to the United States as we believe our cash flows provided by our U.S. operations will meet our future U.S. liquidity needs.

In December 2004, we entered into a line of credit agreement with a brokerage firm replacing a similar arrangement that we had with a different firm. Under the terms of this agreement, we may borrow funds at a cost equal to the current Federal funds rate plus 125 basis points (i.e. 1.3% as of December 31, 2013). Certain of our cash, cash equivalents and short-term investments secure outstanding borrowings under this facility. We may borrow up to 75% of our total cash, cash equivalents and investments balance in this brokerage account. Funds are advanced to us under this facility based on pre-determined advance rates on the cash and securities held by us in this brokerage account. This agreement has no set expiration date and there are no loan covenants. As of December 31, 2013 and 2012, balances of $5.1 million and $1.0 million, respectively, were outstanding under this facility, with a related collateral requirement of approximately $6.8 million and $1.3 million, respectively, of our cash, cash equivalents and investments.

The following summarizes our contractual obligations at December 31, 2013, and the effect such obligations are expected to have on our liquidity and cash flows in future periods:

In millions	Total	Less than 1 year	1-3 years	3-5 years	After 5 years
Notes payable obligations	$5.1	$5.1	$—	$—	$—
Non-cancelable operating lease obligations	9.1	3.7	4.1	1.3	—
Long-term payables	9.7	—	1.9	0.2	7.6
Asset retirement obligations	2.2	—	1.8	0.4	—
Open purchase order commitments	54.6	54.6	—	—	—
Total contractual cash obligations	$80.7	$63.4	$7.8	$1.9	$7.6

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

Off-Balance Sheet Transactions

Our off-balance sheet transactions consist of certain financial guarantees, both expressed and implied, related to indemnification for product liability, patent infringement and latent product defects. Other than liabilities recorded pursuant to known product defects, at December 31, 2013, we did not record a liability associated with these guarantees, as we have little or no history of costs associated with such indemnification requirements. See Note 16 to our Consolidated Financial Statements for additional information.

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

Interest Rate Risk

Our exposure to market risk due to potential changes in interest rates, relates primarily to our investment portfolio, which consisted primarily of fixed interest rate instruments as of December 31, 2013 and 2012. We maintain an investment policy designed to ensure the safety and preservation of our invested funds by limiting market risk and the risk of default.

Certain of our cash, cash equivalents and investments serve as collateral for a line of credit we maintain with a brokerage firm. The line of credit is used for liquidity purposes, mitigating the need to liquidate investments in order to meet our current operating cash requirements.

The following table presents the hypothetical changes in fair values in the financial instruments held by us at December 31, 2013 that are sensitive to changes in interest rates. These instruments are comprised of cash equivalents and investments. These instruments are held for purposes other than trading. The modeling techniques used to measure the change in fair values arising from selected hypothetical changes in interest rates. Assumed market value changes to our portfolio reflect immediate hypothetical parallel shifts in the yield curve of plus or minus 50 basis points (“BPS”), 100 BPS, and 150 BPS:

Cash equivalents and available-for-sale investments, in thousands	Valuation of securities given an interest rate decrease of X basis points			No change in interest rate	Valuation of securities given an interest rate increase of X basis points
	(150 BPS)	(100 BPS)	(50 BPS)	0 BPS	50 BPS	100 BPS	150 BPS
Commercial paper	$3,207	$3,205	$3,202	$3,199	$3,197	$3,194	$3,191
Money market funds	42,996	42,995	42,994	42,994	42,993	42,993	42,992
U.S. treasury bills and notes	6,149	6,123	6,097	6,072	6,047	6,021	5,997
Securities and obligations of U.S. government agencies	195,887	195,325	194,768	194,216	193,668	193,125	192,587
Total investments	$248,239	$247,648	$247,061	$246,481	$245,905	$245,333	$244,767

During 2013, we did not materially alter our investment objectives or criteria and believe that, although the composition of our portfolio has changed from the preceding year, the portfolio’s sensitivity to changes in interest rates is materially the same.

Credit Risk

We mitigate credit default risk by attempting to invest in high credit quality securities and by positioning our portfolio to respond appropriately to a significant reduction in a credit rating of any investment issuer or guarantor. Our portfolio includes only marketable securities with active secondary or resale markets to ensure portfolio liquidity and is diversified in accordance with our investment policy. To date, we have not experienced significant liquidity problems with our portfolio. Our single largest holding at December 31, 2013, excluding the U.S. government and its agencies, was an $34.0 million money market fund.

As of December 31, 2013, we did not have any investments in mortgage backed or auction rate securities or any security investments in the financial service sector. However, we intend to closely monitor developments in the credit markets and make appropriate changes to our investment policy as deemed necessary or advisable. Based on our ability to liquidate our investment portfolio and our expected operating cash flows, we do not anticipate any liquidity constraints as a result of the current credit environment.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Stockholders of Ultratech, Inc.
We have audited the accompanying consolidated balance sheets of Ultratech, Inc. as of December 31, 2013 and 2012, and the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2013. Our audits also included the financial statement schedule listed in the Index at Item 15(a)(2). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Ultratech, Inc. at December 31, 2013 and 2012, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2013, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects, the information set forth therein.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Ultratech, Inc.’s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 Framework) and our report dated February 28, 2014 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP
San Jose, California
February 28, 2014

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Stockholders of Ultratech, Inc.
We have audited Ultratech, Inc.’s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 Framework) (the COSO criteria). Ultratech, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.
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
In our opinion, Ultratech, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Ultratech, Inc. as of December 31, 2013 and 2012, and the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2013 of Ultratech, Inc. and our report dated February 28, 2014 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP
San Jose, California
February 28, 2014

ULTRATECH, INC.
CONSOLIDATED BALANCE SHEETS

In thousands, except share and per share amounts	December 31, 2013	December 31, 2012
Assets
Current assets:
Cash and cash equivalents	$93,550	$96,968
Short-term investments	203,485	205,540
Accounts receivable, net of allowance for doubtful accounts of $498 and $498 at December 31, 2013 and 2012, respectively	34,441	42,464
Inventories, net	47,784	46,794
Prepaid expenses and other current assets	5,498	8,305
Total current assets	384,758	400,071
Property, plant, and equipment, net	21,811	19,801
Intangible assets, net	15,735	12,282
Other assets	11,860	4,832
Total assets	$434,164	$436,986
Liabilities and Stockholders’ Equity
Current liabilities:
Notes payable	$5,120	$1,000
Accounts payable	8,914	17,741
Accrued expenses	15,095	14,860
Deferred product and services income	6,574	16,964
Total current liabilities	35,703	50,565
Other liabilities	11,923	11,235
Commitments and contingencies
Stockholders’ equity:
Preferred Stock, $0.001 par value: 2,000,000 shares authorized; none issued	—	—
Common Stock, $0.001 par value: 80,000,000 shares authorized; 29,690,354 and 28,929,043 shares issued at December 31, 2013 and 2012, respectively; and 27,854,553 and 27,092,242 outstanding at December 31, 2013 and 2012, respectively	29	28
Additional paid-in capital	335,232	310,017
Treasury stock: 1,835,801 and 1,836,801 shares at December 31, 2013 and 2012, respectively	(26,497)	(26,512)
Accumulated other comprehensive income (loss), net	(67)	43
Retained earnings	77,841	91,610
Total stockholders’ equity	386,538	375,186
Total liabilities and stockholders’ equity	$434,164	$436,986
See accompanying notes to consolidated financial statements.

ULTRATECH, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
In thousands, except per share amounts	2013	2012	2011
Net sales
Products	$140,340	$215,711	$191,538
Services	16,432	17,811	19,660
Licenses	500	1,303	1,135
Total net sales	157,272	234,825	212,333
Cost of sales
Cost of products sold	77,740	89,750	86,967
Cost of services	12,150	13,265	15,041
Gross profit	67,382	131,810	110,325
Research, development and engineering	33,582	30,085	23,616
General and administrative	48,858	45,327	42,689
Operating income (loss)	(15,058)	56,398	44,020
Interest expense	(48)	5	(21)
Interest and other income, net	190	566	161
Income (loss) before income taxes	(14,916)	56,969	44,160
Provision (benefit) for income taxes	(1,147)	9,782	4,930
Net income (loss)	$(13,769)	$47,187	$39,230
Net income (loss) per share—basic
Net income (loss) per share	$(0.49)	$1.76	$1.51
Number of shares used in per share computations—basic	28,106	26,881	25,915
Net income (loss) per share—diluted
Net income (loss) per share	$(0.49)	$1.70	$1.47
Number of shares used in per share computations—diluted	28,106	27,705	26,778
See accompanying notes to consolidated financial statements.

ULTRATECH, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Years Ended December 31,
(In thousands)	2013	2012	2011
Net income (loss)	$(13,769)	$47,187	$39,230
Other comprehensive income (loss), net of tax:
Change in unrealized gain (loss) on investments	(60)	55	32
Change in minimum postretirement medical obligation	(1)	(2)	(13)
Change in unrealized gain (loss) on hedge contracts	(49)	89	—
Other comprehensive income (loss)	(110)	142	19
Total comprehensive income (loss)	$(13,879)	$47,329	$39,249
See accompanying notes to consolidated financial statements.

ULTRATECH, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
In thousands	2013	2012	2011
Cash flows from operating activities:
Net income (loss)	$(13,769)	$47,187	$39,230
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	5,642	4,643	3,991
Amortization of securities discount	(393)	344	124
Amortization of intangible assets	1,547	496	99
Amortization of other	426	334	266
Accretion of asset retirement obligations	126	117	109
(Gain) loss on disposal of equipment	139	5	(2)
Provision for inventory reserves and purchase order commitments	5,606	456	425
Stock-based compensation	15,473	12,512	9,017
Excess tax benefit from share-based arrangements	(384)	(6,961)	(3,023)
Changes in operating assets and liabilities:
Accounts receivable	8,023	14,042	(23,681)
Inventories	(12,230)	(5,316)	(4,622)
Prepaid expenses and other current assets	2,758	(1,368)	924
Other assets	(673)	(585)	(632)
Accounts payable	(8,827)	6,761	(2,174)
Accrued expenses	(647)	(7,513)	12,866
Deferred product and services income	(10,390)	2,011	1,312
Other liabilities	822	9,966	3,162
Net cash provided by (used in) operating activities	(6,751)	77,131	37,391
Cash flows from investing activities:
Capital expenditures	(7,933)	(9,271)	(5,284)
Purchase of patents and intangible assets	(5,000)	(12,327)	—
Purchase of investments in securities	(229,740)	(281,854)	(225,104)
Proceeds from maturities of investments	232,128	245,193	176,508
Net cash used in investing activities	(10,545)	(58,259)	(53,880)
Cash flows from financing activities:
Proceeds from notes payable	8,120	4,000	11,000
Repayment of notes payable	(4,000)	(4,000)	(16,000)
Proceeds from issuance of common stock for stock option exercises	12,808	16,677	14,886
Tax payments for restricted stock unit releases	(3,434)	(4,322)	(1,266)
Excess tax benefit from exercise of stock options	384	6,961	3,023
Net cash provided by financing activities	13,878	19,316	11,643
Net increase (decrease) in cash and cash equivalents	(3,418)	38,188	(4,846)
Cash and cash equivalents at beginning of period	96,968	58,780	63,626
Cash and cash equivalents at end of period	$93,550	$96,968	$58,780
Supplemental disclosures of cash flow information:
Cash paid during the period for income taxes	$343	$615	$334
Other non-cash changes:
Systems transferred from inventory to equipment and other assets, net	$6,641	$736	$34
See accompanying notes to consolidated financial statements.

ULTRATECH, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Stockholders’ Equity
	Common Stock		Additional Paid-in Capital	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Accumulated Deficit)	Total Stockholders’ Equity
In thousands, except share data	Shares	Amount
Balance at December 31, 2010	24,739,040	$27	$252,565	$(26,540)	$(118)	$5,193	$231,127
Net issuance of common stock under stock option plans	1,098,954	—	13,599	14	—	—	13,613
Stock-based compensation	—	—	9,017	—	—	—	9,017
Excess tax benefit related to stock options			3,023				3,023
Other comprehensive income	—	—	—	—	19	—	19
Net income	—	—	—	—	—	39,230	39,230
Total comprehensive income							39,249
Balance at December 31, 2011	25,837,994	27	278,204	(26,526)	(99)	44,423	296,029
Net issuance of common stock under stock option plans	1,254,248	1	12,340	14	—	—	12,355
Stock-based compensation	—	—	12,512	—	—	—	12,512
Excess tax benefit related to stock options			6,961				6,961
Other comprehensive income	—	—	—	—	142	—	142
Net income	—	—	—	—	—	47,187	47,187
Total comprehensive income							47,329
Balance at December 31, 2012	27,092,242	28	310,017	(26,512)	43	91,610	375,186
Net issuance of common stock under stock option plans	762,311	1	9,358	15			9,374
Stock-based compensation		—	15,473	—	—	—	15,473
Excess tax benefit related to stock options	—	—	384	—	—	—	384
Other comprehensive loss	—	—	—	—	(110)	—	(110)
Net loss	—	—	—	—	—	(13,769)	(13,769)
Total comprehensive loss							(13,879)
Balance at December 31, 2013	27,854,553	$29	$335,232	$(26,497)	$(67)	$77,841	$386,538

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

Major Customers

In 2013, Siliconware Precision Industries Co. Ltd. ("SPIL") accounted for 16% of our total system sales. In 2012, Global Foundries Incorporated ("GFI"), Intel Corporation (“Intel”) and Taiwan Semiconductor Manufacturing Co. Ltd. (“TSMC”) accounted for 25%, 21% and 11% of our total system sales, respectively. In 2011, Intel, Samsung and TSMC accounted for 24%, 18%, and 12% of our total systems sales, respectively.

At December 31, 2013, GFI and Semiconductor Manufacturing International Corporation ("SMIC") accounted for 37% and 17% of our accounts receivable, respectively. At December 31, 2012, Intel, GFI and TSMC accounted for 31%, 17% and 15%, of our accounts receivable, respectively.

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

Enterprise-Wide Disclosures

Our products are manufactured in the United States and Singapore, and are sold worldwide. We market our products internationally through domestic and foreign-based sales and service offices. The following table presents enterprise-wide sales to external customers and long-lived assets by geographic region:

In thousands	2013	2012	2011
Net sales:
United States	$43,383	$81,724	$84,467
International:
Taiwan	61,460	48,843	51,098
Rest of the world	19,871	43,227	33,725
Europe	13,660	44,804	20,452
Japan	11,482	3,311	8,661
Korea	7,416	12,916	13,930
subtotal	113,889	153,101	127,866
Total	$157,272	$234,825	$212,333
Long-lived assets:
United States	$40,347	$27,118	$12,475
Singapore	7,913	5,610	5,142
Rest of the world	1,146	777	421
Total	$49,406	$33,505	$18,038

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

A majority of our trade receivables are derived from sales in various geographic areas, principally the United States, Europe, Japan, Taiwan and the rest of Asia, to large companies within the integrated circuit and nanotechnology industries. We perform ongoing credit evaluations of our customers’ financial condition and require collateral, whenever deemed necessary. As of December 31, 2013 and 2012, the recorded value of our accounts receivable approximated fair value due to the short-term nature of our accounts receivable.

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

The U.S. dollar is the functional currency for all foreign operations. Foreign exchange gains and losses which result from the process of remeasuring foreign currency financial statements into U.S. dollars or from foreign currency exchange transactions during the period, are included in interest and other income, net. Net foreign exchange losses in 2013 were $0.3 million, in 2012 were $0.3 million, and in 2011 were $0.1 million.

Our fiscal quarters in 2013 ended on March 30, 2013, June 29, 2013, September 28, 2013 and December 31, 2013. Our fiscal quarters in 2012 ended on March 31, 2012, June 30, 2012, September 29, 2012 and December 31, 2012.

We have evaluated subsequent events, as defined by Accounting Standard Codification (“ASC”) Topic 855, through February 28, 2014, which is the issuance date of our financial statements.

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

Investments

Management determines the appropriate classification of its investments at the time of purchase and re-evaluates the classification at each balance sheet date. At December 31, 2013 and 2012, all investments and cash equivalents in our portfolio were classified as “available-for-sale” and are stated at fair value, with the unrealized gains and losses, net of tax, reported in accumulated other comprehensive income (loss), as a separate component of stockholders’ equity. The fair value of short-term investments are estimated based on quoted prices in active markets or significant other observable inputs as of December 31, 2013 and 2012.

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

Inventories

Inventories are stated at the lower of cost or market using standard costs that generally approximate actual costs on a first-in, first-out basis. We maintain a perpetual inventory system and continuously record the quantity on-hand and standard cost for each product, including purchased components, subassemblies, and finished goods. We maintain the integrity of perpetual inventory records through periodic physical counts of quantities on hand. The semiconductor industry is characterized by rapid technological change, changes in customer requirements and evolving industry standards. We perform a detailed assessment of inventory at each balance sheet date, which includes a review of, among other factors, demand requirements and market conditions. Based on this analysis, we may record adjustments to the value of our inventory. During the years ended December 31, 2013 and 2012 we have recorded $5.6 million and $0.5 million, respectively, in reserves for excess and obsolete inventories and open purchase order commitments.

Other Assets

Restricted cash included in other assets at December 31, 2013 and 2012 was insignificant and $0.2 million, respectively. The restricted cash is in the form of an interest bearing account against a letter of credit with a customer and will be released after the warranty period for the related tool expires.

Long-lived Assets

Equipment and leasehold improvements are stated at cost, less accumulated depreciation and amortization. Equipment is depreciated on a straight-line basis over the estimated useful lives (i.e. three to nine years). Leasehold improvements are amortized on a straight-line basis over the life of the related assets or the lease term, whichever is shorter. Depreciation and amortization expense for the years ended December 31, 2013, 2012 and 2011 was $5.6 million, $4.6 million and $4.0 million, respectively.

We review long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of these assets may not be recoverable. We assess these assets for impairment based on estimated future cash flows from these assets. No asset impairment charges have been recorded during the three years ended December 31, 2013.

Intangible Assets

Purchased technology, patents and other intangible assets are presented at cost, net of accumulated amortization, and are amortized over their estimated useful lives using the straight-line method. Amortization expense for the years ended December 31, 2013, 2012 and 2011 was $1.5 million, $0.5 million and $0.1 million, respectively.

We review for impairment whenever events or changes in circumstances indicate that the carrying amount of the intangible asset may not be recoverable and the carrying amount exceeds its fair value. No intangible assets impairment charges have been recorded during the three years ended December 31, 2013.

Related-Party Transactions

From time to time, we make loans to our employees. All currently outstanding employee notes accrue interest and have terms ranging from two to six years. Certain notes are secured by deeds of trust for the employees’ personal residences.

During the years ended December 31, 2013 and 2012, we made no new loans to employees. As of December 31, 2013 and 2012 the aggregate outstanding principal balance of all notes was $0.2 million for each of the years.

Derivative Instruments and Hedging

The majority of our revenue, expense and capital purchasing activities are transacted in U.S. dollars. However, we also enter into these transactions in other currencies, primarily Japanese yen. Our policy is to minimize foreign currency denominated transaction and remeasurement exposures with derivative instruments, mainly forward contracts. The gains and losses on these derivatives are intended to at least partially offset the transaction and remeasurement gains and losses recognized in earnings. We do not enter into foreign exchange forward contracts for speculative purposes. Under ASC Topic 815, Derivatives and Hedging (“ASC 815”) all derivatives are recorded on the balance sheet at fair value. The gains and losses resulting from changes in fair value are accounted for depending on the use of the derivative and whether it is designated and qualifies for hedge accounting. The fair value of derivative instruments recorded in our Consolidated Balance Sheets is as follows:

	Derivatives as of December 31, 2013
In thousands	Balance Sheet Location	Fair Value
Foreign exchange contracts	Other current assets	$12
	Other current liabilities	$(19)
Total derivatives		$(7)

	Derivatives as of December 31, 2012
In thousands	Balance Sheet Location	Fair Value
Foreign exchange contracts	Other current assets	$28
	Other current liabilities	$(31)
Total derivatives		$(3)

Our derivative financial instruments are subject to both credit and market risk. Credit risk is the risk of loss due to failure of a counter-party to perform its obligations in accordance with contractual terms. Market risk is the potential change in an investment’s value caused by fluctuations in interest and currency exchange rates, credit spreads or other variables. We monitor the credit-worthiness of the financial institutions that are counter-parties to our derivative financial instruments and do not consider the risks of counter-party nonperformance to be material. Credit and market risks, as a result of an offset by the underlying cash flow being hedged, related to derivative instruments were not considered material at December 31, 2013 and 2012.

Cash Flow Hedging

We designate and document as cash flow hedges foreign exchange forward contracts that are used by us to hedge the risk that forecasted revenue may be adversely affected by changes in foreign currency exchange rates. The effective portion of the contracts’ gains or losses is included in accumulated other comprehensive income (loss) (“OCI”) until the period in which the forecasted sale being hedged is recognized, at which time the amount in OCI is reclassified to earnings as a component of revenue. To the extent that any of these contracts are not considered to be effective in offsetting the change in the value of the forecasted sales being hedged, the ineffective portion of these contracts is immediately recognized in income as a component of interest and other income, net. For the year ended December 31, 2012, there was one cash flow hedge with $0.1 million excluded from effectiveness testing. This hedge was for 179.0 million Japanese yen with a U.S. dollar value of $2.2 million. There was no hedge ineffectiveness for the year ended December 31, 2013. We calculate hedge effectiveness at a minimum each fiscal quarter. We measure hedge effectiveness by comparing the cumulative change in the spot rate of the derivative with the cumulative change in the spot rate of the anticipated sales transactions. The maturity of these instruments is generally nine months or less. We record any excluded components of the hedge in interest and other income, net.

In the event the underlying forecasted transaction does not occur within the designated hedge period or it becomes probable that the forecasted transaction will not occur, the related gains and losses on the cash flow hedge are reclassified from OCI to interest and other income, net on the consolidated statement of operations.

At December 31, 2013 and 2012, we had currency forward contracts for the sale of Japanese yen of 263.8 million and 179.0 million, respectively. We recorded an accumulated gain as a component of other comprehensive income (loss) at December 31, 2013 and 2012 in an insignificant amount and $0.1 million, respectively.

Balance Sheet Derivatives

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

At December 31, 2013 and 2012, we had currency sell-forward contracts classified as fair value hedges for the sale of Japanese yen of $0.4 million and $0.8 million, respectively. At December 31, 2013 and 2012, we had buy-forward contracts for the purchase of Japanese yen of $0.6 million and $0.9 million, respectively. The fair value of derivatives at December 31, 2013 and 2012 was insignificant.

The following sets forth the effect of the derivative instruments on our Consolidated Statements of Operations (in thousands):

Derivatives	Location of Loss Recognized in Income on Derivatives	Amount of Loss Recognized in Income on Derivatives for the Year Ended December 31, 2013
Foreign exchange contracts	Interest and other income (expense), net	($107)

Derivatives	Location of Loss Recognized in Income on Derivatives	Amount of Loss Recognized in Income on Derivatives for the Year Ended December 31, 2012
Foreign exchange contracts	Interest and other income (expense), net	($5)

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

Costs related to deferred product revenues are capitalized (deferred) and recognized at the time of revenue recognition. Deferred product revenue and costs are netted on our balance sheet, under the caption “deferred product and services income.” The gross amount of deferred revenues and deferred costs at December 31, 2013 were $8.7 million and $2.2 million, respectively. The gross amount of deferred revenues and deferred costs at December 31, 2012 were $24.6 million and $7.6 million, respectively.

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

In February 2013, the FASB issued guidance on disclosure requirements for items reclassified out of Accumulated Other Comprehensive Income ("AOCI"). This new guidance requires entities to present (either on the face of the income statement or in the notes) the effects on the line items of the income statement for amounts reclassified out of AOCI. The new guidance is effective for us beginning January 1, 2013. We adopted the guidance during the first quarter of 2013 and there was no material impact on our consolidated financial statements.

In July 2012, the FASB issued amendments to the indefinite-lived intangible asset impairment guidance which provides an option for companies to use a qualitative approach to test indefinite-lived intangible assets for impairment if certain conditions are met. The amendments are effective for annual and interim indefinite-lived intangible asset impairment tests performed for fiscal years beginning after September 15, 2012. We adopted the amended accounting guidance during the first quarter of 2013 and there was no material impact on our consolidated financial statements.

5. STOCK-BASED COMPENSATION

The following table shows total stock-based compensation expense recognized under ASC Topic 718, Compensation—Stock Compensation (“ASC 718”), for employees and directors and the effect on the accompanying Consolidated Statement of Operations for the years ended December 31:

In thousands	2013	2012	2011
Cost of sales	$782	$653	$458
Research, development, and engineering	2,523	1,860	1,482
Selling, general and administrative expenses	12,168	9,999	7,077
Total stock-based compensation expense	$15,473	$12,512	$9,017

Compensation cost capitalized as part of inventory was $0.5 million, $0.3 million and $0.3 million during the years ended December 31, 2013, 2012 and 2011, respectively.

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

We used the following weighted-average assumptions to estimate the fair value of stock options at the date of grant using the Black-Scholes option-pricing model for the years ended December 31:

	2013	2012	2011
Expected life (in years)	5.9	8.0	8.2
Risk-free interest rate	1.1%	1.5%	2.8%
Volatility factor	47%	48%	48%
Dividend yield	—	—	—

The weighted-average fair value per share of stock options granted during 2013, 2012 and 2011 was $14.09, $16.03, and $14.61 respectively.

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

Under our 1993 Stock Option Plan/Stock Issuance Plan, as amended and restated as of May 31, 2011, officers and other key employees, non-employee Board members and consultants may receive equity incentive awards in the form of stock options to purchase shares of common stock at no less than 100% of fair value at the grant date or restricted stock or restricted stock units. Options historically have vested in equal monthly installments over a fifty-month period or one hundred-month period, with a minimum vesting period of twelve months from the grant date, and generally expire ten years from the date of grant or upon the expiration of a limited period following any earlier termination of employment. The plan was amended in January 2006 to allow the issuance of shares pursuant to restricted stock unit awards, and during the years ended December 31, 2012, 2011 and 2010, restricted stock unit awards were made which generally vest in equal annual installments over a three-year period measured from the award date but which defer the issuance of the vested shares until the end of the vesting period, subject to earlier issuance upon termination of employment under certain circumstances or a change in control. Awards under the plan may be subject to accelerated vesting under certain circumstances should a change in control occur. The plan terminates on the earlier of June 6, 2020 or the date on which all shares available for issuance under the plan have been issued. Under the plan, approximately 1.2 million, 1.8 million and 3.2 million shares were available for issuance at December 31, 2013, 2012 and 2011, respectively.

1998 Supplemental Stock Option/Stock Issuance Plan

Under our 1998 Supplemental Stock Option/Stock Issuance Plan, as amended, eligible employees (i.e. other than executive officers and employees holding the title of Vice President or General Manager) were able to receive options to purchase shares of common stock at not less than 100% of fair value on the grant date. These options generally vest in equal monthly installments over a fifty-month period, with a minimum vesting period of twelve months from grant date, and generally expire ten years from date of grant, subject to earlier termination following the optionee’s cessation of employee status. Direct stock issuances may also be made under the plan, subject to similar vesting provisions. The plan was amended in January 2008 to allow the issuance of shares pursuant to restricted stock unit awards. Since the plan terminated on October 19, 2008, there were no options available for issuance under the plan at December 31, 2013, 2012 and 2011.

Stock Option Activity

The following table is a summary of our stock option activity and related information for the year ended December 31, 2013:

	Options	Weighted- Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value as of December 31, 2013
Outstanding at January 1, 2013	3,195,573	$23.33
Granted	61,000	$31.38
Exercised	(560,808)	$22.78
Forfeited and expired	(35,881)	$32.58
Outstanding at December 31, 2013	2,659,884	$23.51	6.7	$16,096
Exercisable at December 31, 2013	1,010,123	$19.92	4.9	$9,472
Vested and expected to vest as of December 31, 2013, net of anticipated forfeitures	2,549,061	$23.37	6.6	$15,763

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between our closing stock price on the last trading day of the year ended December 31, 2013 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on December 31, 2013. Total intrinsic value of options exercised (selling price of the exercised stock less the option strike price multiplied by the share amount) in the year ended December 31, 2013 was $9.6 million as compared to $14.0 million and $11.6 million in each of 2012 and 2011, respectively. Cash received from option exercises in the years ended December 31, 2013 and 2012 was $12.8 million and $16.7 million, respectively.

The following table is a summary of our option activity for the years ended December 31:

	2012		2011
	Options	Weighted- Average Exercise Price	Options	Weighted- Average Exercise Price
Outstanding at January 1	3,259,142	$19.44	3,269,147	$16.35
Granted	951,500	$30.09	1,091,500	$25.97
Exercised	(983,998)	$16.92	(960,818)	$15.47
Forfeited and expired	(31,071)	$24.59	(140,687)	$25.68
Outstanding at December 31	3,195,573	$23.33	3,259,142	$19.44

The following table shows the related information for options outstanding and options exercisable as of December 31, 2013:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Options	Weighted- Average Remaining Contractual Life (Years)	Weighted- Average Exercise Price	Options	Weighted- Average Exercise Price
$9.66 - $15.65	491,382	4.3	$13.25	333,122	$12.89
$16.01 - $18.92	455,268	4.7	$17.72	267,378	$17.01
$19.79 - $27.75	654,612	7.3	$24.11	171,547	$23.78
$28.92 - $30.12	582,440	8.4	$29.52	133,958	$29.54
$30.91 - $31.91	455,962	7.9	$31.12	103,698	$31.11
$31.94 - $39.92	20,220	9.0	$39.04	420	$31.94
Outstanding at December 31	2,659,884	6.7	$23.51	1,010,123	$19.92

As of December 31, 2013, $23.7 million of total unrecognized compensation cost related to stock options is expected to be recognized over a weighted-average period of 4.7 years.

Restricted Stock Unit Activity

The following table is a summary of our restricted stock unit activity and related information as of December 31:

	2013		2012		2011
	Shares	Weighted- Average Grant Date Fair Value	Shares	Weighted-Average Grant Date Fair Value	Shares	Weighted-Average Grant Date Fair Value
Nonvested stock at January 1	874,370	$26.04	663,504	$22.60	431,866	$15.64
Granted	599,500	$29.79	496,875	$30.02	521,875	$25.98
Vested	(368,076)	$26.78	(276,969)	$25.15	(271,651)	$18.23
Forfeited	(16,440)	$32.55	(9,040)	$20.02	(18,586)	$19.68
Nonvested stock at December 31	1,089,354	$27.75	874,370	$26.04	663,504	$22.60

A total of 384,320 shares of our common stock subject to restricted stock units was vested but not yet distributed as of December 31, 2013. Stock-based compensation expense related to our restricted stock units for the year ended December 31, 2013 was $10.1 million. As of December 31, 2013, $29.4 million of total unrecognized compensation cost related to unvested restricted stock units is expected to be recognized over a weighted-average period of 4.3 years. Total fair value of vested shares in the year ended December 31, 2013 was $9.9 million compared to $7.0 million and $5.0 million in 2012 and 2011, respectively.

6. BASIC AND DILUTED NET INCOME PER SHARE

The following sets forth the computation of basic and diluted net income (loss) per share:

	Years Ended December 31,
In thousands, except per share amounts	2013	2012	2011
Numerator:
Net income (loss)	$(13,769)	$47,187	$39,230
Denominator:
Basic weighted-average shares outstanding	28,106	26,881	25,915
Effect of dilutive employee stock options and restricted stock units	—	824	863
Diluted weighted-average shares outstanding	28,106	27,705	26,778
Net income (loss) per share—basic	$(0.49)	$1.76	$1.51
Net income (loss) per share—diluted	$(0.49)	$1.70	$1.47

The dilutive effect of outstanding options and restricted stock units is reflected in diluted net income per share, but not diluted net loss per share, by application of the treasury stock method, which includes consideration of stock-based compensation required by U.S. GAAP. As the Company reported a net loss for the year ended December 31, 2013, both basic and diluted net loss per share are the same.

For the year ended December 31, 2013, a total of 2.3 million shares of common stock subject to options and restricted stock units was excluded from the computation of diluted net income (loss) per share as the resulting effect would have been anti-dilutive, compared to 1.4 million shares and 1.1 million shares for the years ended December 31, 2012 and 2011, respectively. Options and restricted stock units are anti-dilutive when we have a net loss or when the exercise price of the stock option and the average unrecognized compensation cost of the stock option or restricted stock unit are greater than the average market price of our common stock.

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

The fair value of these certain financial assets and liabilities was determined at December 31, 2013 and 2012:

		Fair Value Measurements at December 31, 2013 Using
In thousands	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available-for-sale securities(1)
Commercial paper	$3,199	$—	$3,199	$—
Money market funds	42,994	42,994	—	—
U.S. corporate debt securities	—	—	—	—
U.S. treasury bills and notes	6,072	6,072	—	—
Securities and obligations of U.S. government agencies	194,216	—	194,216	—
	246,481	49,066	197,415	—
Foreign currency derivatives(2)	12	—	12	—
Foreign currency derivatives(3)	(19)	—	(19)	—
	$246,474	$49,066	$197,408	$—

		Fair Value Measurements at December 31, 2012 Using
In thousands	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available-for-sale securities(1)
Commercial paper	$19,996	$—	$19,996	$—
Money market funds	15,107	15,107	—	—
U.S. corporate debt securities	—	—	—	—
U.S. treasury bills and notes	6,045	6,045	—	—
Securities and obligations of U.S. government agencies	210,730	—	210,730	—
	251,878	21,152	230,726	—
Foreign currency derivatives(2)	28	—	28	—
Foreign currency derivatives(3)	(31)	—	(31)	—
	$251,875	$21,152	$230,723	$—
___________________

(1)	Included in cash and cash equivalents and short-term investments on our consolidated balance sheet. Cash equivalents at December 31, 2013 and 2012 were $43.0 million and $46.3 million, respectively.

(2)	Included in current assets on our consolidated balance sheet. Consisted of forward foreign exchange contracts for the Japanese yen. See Note 4 - Derivative Instruments and Hedging.

(3)	Included in current liabilities on our consolidated balance sheet. Consisted of forward foreign exchange contracts for the Japanese yen. See Note 4 - Derivative Instruments and Hedging.

8. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

Accumulated other comprehensive income (loss) is comprised of the following items, net of tax:

In thousands	December 31, 2013	December 31, 2012
Unrealized gain (loss) on:
Available-for-sale investments	$(35)	$25
Postretirement benefit obligation	(72)	(71)
Unrealized gain in hedge contracts	40	89
Accumulated other comprehensive gain (loss) at end of period	$(67)	$43

The amount of gain on foreign exchange contracts reclassified to earnings was $0.1 million and zero for the years ended December 31, 2013, and 2012, respectively. Unrealized gains and losses on investments affect the short-term investment line on our consolidated balance sheet. Amounts in other comprehensive income for changes in the minimum post-retirement obligation are expensed to our consolidated statement of operations in the selling, general, and administrative expense line.

9. INVESTMENTS

We classified all of our investments as “available-for-sale” as of December 31, 2013 and 2012. Accordingly, we state our investments at estimated fair value. Fair values are determined based on quoted market prices or pricing models using current market rates. We deem all investments to be available to meet current working capital requirements.

The following is a summary of our investments:

	December 31, 2013				December 31, 2012
Cash equivalents and available- for-sale investments, in thousands	Amortized Cost	Accumulated Other Comprehensive Income		Estimated Fair Value	Amortized Cost	Accumulated Other Comprehensive Income		Estimated Fair Value
		Gains	Losses			Gains	Losses
Commercial paper	$3,199	$—	$—	$3,199	$19,996	$—	$—	$19,996
Money market funds	42,994	—	—	42,994	15,107	—	—	15,107
U.S. treasury bills and notes	6,067	5	—	6,072	6,040	5	—	6,045
Securities and obligations of U.S. government agencies	194,254	30	70	194,214	210,710	77	57	210,730
Total	$246,514	$35	$70	$246,479	$251,853	$82	$57	$251,878

The following is a reconciliation of our investments to the balance sheet classifications at December 31, 2013 and 2012:

In thousands	2013	2012
Cash equivalents	$42,994	$46,338
Short-term investments	203,485	205,540
Investments, at estimated fair value	$246,479	$251,878

Gross realized gains and losses on sales of investments were insignificant in each of the years ended December 31, 2013, 2012 and 2011.

The gross amortized cost and estimated fair value of our investments at December 31, 2013, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because the issuers of the securities may have the right to prepay obligations without prepayment penalties.

In thousands	Gross Amortized Cost	Fair Value
Due in one year or less	$223,456	$223,413
Due after one year to two years	23,059	23,066
Total	$246,515	$246,479

The following table provides the breakdown of the cash equivalents and investments with unrealized losses at December 31, 2013:

	In Loss Position for Less Than 12 Months		In Loss Position for More Than 12 Months		Total
Investments, in thousands	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Securities and obligations of U.S. government agencies	71,979	70	—	—	71,979	70
Total	$71,979	$70	$—	$—	$71,979	$70

The following table provides the breakdown of the cash equivalents and investments with unrealized losses at December 31, 2012:

	In Loss Position for Less Than 12 Months		In Loss Position for More Than 12 Months		Total
Investments, in thousands	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Securities and obligations of U.S. government agencies	$15,896	$57	$—	$—	$15,896	$57
Total	$15,896	$57	$—	$—	$15,896	$57

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

We have not recorded any OTTI on our investments for the years ended December 31, 2013, 2012 and 2011.

10. BALANCE SHEET DETAIL

In thousands	December 31, 2013	December 31, 2012
Inventories, net:
Raw materials	$19,800	$19,597
Work-in-process	9,435	9,708
Finished products	18,549	17,489
Total (net of reserves)	$47,784	$46,794
Property, plant, and equipment, net
Machinery and equipment	$42,035	$37,598
Leasehold improvements	15,434	14,141
Office equipment and furniture	15,229	13,458
	72,698	65,197
Accumulated depreciation and amortization	(50,887)	(45,396)
Total	$21,811	$19,801
Other assets:
Deferred compensation plan assets	3,242	2,070
Demonstration and laboratory equipment	7,777	1,422
Other	841	1,340
Total	$11,860	$4,832
Accrued expenses:
Accrued payroll-related liabilities	$8,771	$10,359
Advanced billings	2,522	29
Warranty accrual	1,142	2,273
Capital lease, current portion	—	15
Other	2,660	2,184
Total	$15,095	$14,860
Other Liabilities:
Deferred compensation plan liabilities	$3,874	$2,477
Asset retirement obligations	2,248	2,123
Deferred service income - long term	1,460	1,631
Postretirement benefits obligation	1,032	967
Income tax payable - long term	2,574	3,710
Deferred income tax liabilities - long term	125	—
Other	610	327
Total	$11,923	$11,235

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

Changes in our product liability are as follows:

In thousands	December 31, 2013	December 31, 2012
Balance, beginning of year	$2,273	$2,398
Liabilities accrued for warranties issued	1,394	3,606
Warranty claims paid and utilized	(2,665)	(2,525)
Changes in accrued warranty liabilities	140	(1,206)
Balance, end of year	$1,142	$2,273

Deferred Service Income

We sell service contracts for which revenue is deferred and recognized ratably over the contract period (for time based service contracts) or as service hours are delivered (for contracts based on a purchased quantity of hours). Changes in our deferred service revenue are as follows:

In thousands	December 31, 2013	December 31, 2012
Balance, beginning of year	$6,062	$4,991
Service contracts billed during year	5,849	6,914
Service contract revenue recognized during year	(6,412)	(5,843)
Balance, end of year	$5,499	$6,062

Balance sheet classification
Service contracts classified as short-term	$4,039	$4,431
Service contracts classified as long-term	1,460	1,631
Balance, end of year	$5,499	$6,062

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

The following table sets forth an analysis of the ARO activity for the years ended December 31, 2013 and 2012:

In thousands	2013	2012
Balance as of January 1	$2,123	$1,925
Accretion expense	125	117
Liabilities incurred	—	81
Balance as of December 31	$2,248	$2,123

Advanced Billings

On occasion, we require, or our customers pay, a deposit in advance of order shipment. These amounts are classified as advanced billings until the related order ships. At December 31, 2013, we have received $2.5 million in advanced billings from our customers and an insignificant amount at December 31, 2012.

11. NOTES PAYABLE

In December 2004, we entered into a line of credit agreement with a brokerage firm. Under the terms of this agreement, we may borrow funds at a cost equal to the current federal funds rate plus 1.25 basis points (1.32% as of December 31, 2013). Certain of our cash, cash equivalents and short-term investments secure borrowings outstanding under this facility, but we are not restricted in the use of those assets. Funds are advanced to us under this facility based on pre-determined advance rates on the cash and securities held by us in this brokerage account. This agreement has no set expiration date and there are no loan covenants, other than the aforementioned collateral requirement which does not legally restrict the cash and securities. As of each of December 31, 2013 and 2012, $5.1 million and $1.0 million, respectively, were outstanding under this facility, with a related collateral requirement of approximately of $6.8 million and $1.3 million, respectively, of our cash, cash equivalents and short-term investments.

12. EMPLOYEE BENEFIT PLANS

Employee bonus plans

We currently sponsor an executive incentive bonus plan that distributes employee awards based on the achievement of predetermined targets. We recorded charges of $2.0 million, $5.5 million, and $3.8 million under this bonus plan for the years ended December 31, 2013, 2012, and 2011, respectively.

Employee Savings and Retirement Plans

We sponsor a 401(k) employee salary deferral plan that allows voluntary contributions by all full-time employees up to the Internal Revenue Service limits of their pretax earnings. We may also make matching contributions to this plan at our discretion. Employees are eligible for the matching plan if they contribute at least 2% of their compensation. Our contributions, when made, are limited to a maximum of 3% of the employee's compensation if the company exceeds certain income levels. During the years ended December 31, 2013, 2012, and 2011, we made $0.2 million, $0.7 million and $0.7 million contributions to the plan, respectively.

We also sponsor an executive non-qualified deferred compensation plan (the "Plan") that allows qualifying executives to defer current cash compensation. At December 31, 2013 Plan assets of $3.2 million, representing the cash surrender value of life insurance policies held by us, and liabilities of $3.9 million are included in our consolidated balance sheets under the captions “other assets” and “other liabilities,” respectively.

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

The following table sets forth the amounts of unrecognized prior service cost and unrecognized actuarial loss included in accumulated other comprehensive loss:

In thousands	December 31, 2013	December 31, 2012
Prior service cost	$—	$—
Net actuarial loss	72	71
Amount included in accumulated other comprehensive income	$72	$71

The reconciliation of the beginning and ending balance of the accumulated postretirement benefit obligation and the fair value of plan assets is as follows:

In thousands	December 31, 2013	December 31, 2012
Benefit obligation at beginning of year	$967	$909
Interest cost	37	38
Actuarial loss	28	20
Benefit obligation at end of year	1,032	967
Fair value of plan assets at end of year	—	—
Funded status at end of year	$(1,032)	$(967)

Amounts recognized in the statement of financial position are included in noncurrent liabilities.

Weighted-average discount rates as of December 31, 2013 were 4.6% and 4.8% for each of the Chief Executive Officer’s plan and the Chief Financial Officer’s plan, respectively, as compared to 3.7% and 3.9%, as of December 31, 2012.

For measurement purposes, a 6% annual rate of increase in the per capita cost of covered health care benefits was assumed for the year ended December 31, 2013 and the rate was assumed to remain at 6% thereafter.

Components of net periodic benefit cost and other amounts are recognized in selling, general, and administrative expense on our Consolidated Statements of Operations are as follows:

In thousands	December 31, 2013	December 31, 2012
Interest cost	$37	$38
Amortization of prior service cost	—	—
Amortization of net loss	28	17
Net periodic benefit cost	$65	$55

Other changes in plan benefit obligations recognized from other comprehensive loss are as follows:

In thousands	December 31, 2013	December 31, 2012
Net actuarial loss	$1	$2
Total recognized from other comprehensive loss	$1	$2
Total recognized net periodic benefit cost and changes in plan benefit obligations	$66	$57

The expected benefit payments are as follows:

In thousands
2014	$—
2015	—
2016	—
2017	59
Thereafter	973
Total expected benefit payments	$1,032

Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plan. A one-percentage-point change in assumed health care cost trend rates would have the following effects:

	December 31, 2013
In thousands	1-Percentage- Point Increase	1-Percentage- Point Decrease
Effect on total of service and interest cost components	$10	$(10)
Effect on postretirement benefit obligation	$152	$(128)

13. INCOME TAXES

The domestic and foreign components of income before income taxes is as follows:

	Years Ended December 31,
In thousands	2013	2012	2011
Domestic	$(27,201)	$34,227	$42,021
Foreign	12,285	22,742	2,139
Income (loss) before income taxes	$(14,916)	$56,969	$44,160

The components of the provision (benefit) for income taxes were as follows:

	Years Ended December 31,
In thousands	2013	2012	2011
Federal:
Current	$(1,616)	$8,899	$4,152
Deferred	—	—	—
	(1,616)	8,899	4,152
State:
Current	58	459	427
Deferred	—	—	—
	58	459	427
Foreign:
Current	289	372	485
Deferred	122	52	(134)
	411	424	351
Total income tax provision (benefit)	$(1,147)	$9,782	$4,930

The difference between the provision (benefit) for income taxes and the amount computed by applying the U.S. federal statutory rate of 35 percent to income (loss) before income taxes is explained below:

	Years Ended December 31,
In thousands	2013	2012	2011
Tax computed at statutory rate	$(5,220)	$19,939	$15,456
Foreign taxes	(3,890)	(7,536)	(398)
Credits	(525)	(4,654)	(587)
Change in valuation allowance	8,488	2,033	(9,541)
Income tax provision	$(1,147)	$9,782	$4,930

To better align with the international nature of our business, we transitioned certain manufacturing processes to Singapore, thereby bringing these activities closer to our Asia-based customers. We have qualified for tax incentives that provide that certain income earned in Singapore would be subject to a tax holiday and/or reduced tax rates for a limited period of time under the laws of Singapore. To realize these benefits, we must meet certain requirements relating to employment and investment activities. This exemption is expected to expire within 7 years. In 2013, the tax benefit attributable to tax holidays was approximately $0.5 million with a $0.02 impact on earnings per share. In 2012, the tax benefit attributable to tax holidays was approximately $5.0 million with a $0.18 impact on diluted earnings per share. In 2011, the tax benefit attributable to tax holidays was approximately $0.3 million with a $0.01 impact on diluted earnings per share. Our ability to realize benefits from these initiatives could be materially adversely affected if, among other things, applicable requirements are not met, the incentives are substantially modified, or if we incur losses for which we cannot take a deduction.

Significant components of deferred income tax assets and liabilities are as follows:

In thousands	2013	2012	2011
Deferred tax assets:
Net operating loss carry-forwards	$18,061	$11,564	$11,826
Inventory valuation	4,744	3,201	3,092
Bad debt reserve	185	180	181
Basis difference in assets	276	2,023	2,653
Tax credit carry-forwards	15,394	14,413	19,188
Warranty reserves	302	547	735
Deferred product and services income	312	—	—
Other non-deductible accruals and reserves	5,382	4,405	3,586
Stock compensation	5,290	4,091	3,640
Total deferred tax assets	49,946	40,424	44,901
Valuation allowance	(47,877)	(37,006)	(42,736)
Net deferred tax assets	$2,069	$3,418	$2,165
Deferred tax liabilities:
Unremitted earnings of foreign subsidiaries	$—	$—	$—
Other	(1,695)	(2,923)	(1,617)
Total deferred tax liabilities	(1,695)	(2,923)	(1,617)
Net deferred tax assets	$374	$495	$548

We have not provided for U.S. income taxes and foreign withholding taxes on the undistributed earnings of foreign subsidiaries as of December 31, 2013 because we intend to permanently reinvest such earnings outside the United States given that we have moved certain manufacturing processes to Singapore and that our future U.S. cash flows are expected to meet our future U.S. cash needs. As of December 31, 2013, the cumulative amount of earnings for which U.S. income taxes have not been provided is approximately $45.1 million. Determination of the amount of unrecognized deferred tax liability related to these earnings is not practicable.

We currently have a full valuation allowance against our U.S. net deferred tax asset. Each quarter we assess the likelihood that we will be able to recover our deferred tax assets. As a result of our analysis, we concluded that it is more likely than not that, as of December 31, 2013, our net deferred tax assets will not be realized, with the exception of those in Japan and Taiwan. Therefore, we continue to provide a full valuation allowance against net deferred tax assets outside of Japan and Taiwan. Management continues to monitor the relative weight of positive and negative evidence of future profitability in relevant jurisdictions. Even after the net loss recorded in 2013, we have experienced cumulative profitability. However, as of December 31, 2013, we have determined that the following negative evidence outweighs the positive evidence such that it is not more likely than not we will generate sufficient taxable income in the relevant jurisdictions to utilize our deferred tax assets and release the associated valuation allowance:

•	Movement of certain product manufacturing to Singapore, resulting in reduced U.S. taxable income,

•	Current U.S. taxable loss,

•	Inherent earnings volatility of our industry resulting in our inability to forecast long term earnings, and

•	Usage limitations resulting in a longer period being required to realize our deferred tax assets.

The net valuation allowance increased by $10.9 million during the year ended December 31, 2013, and decreased by $5.7 million and $16.0 million during the years ended December 31, 2012 and 2011, respectively. The increase in valuation allowance in 2013 was primarily due to an increase in net operating loss carry-forwards and inventory reserves.

Approximately $13.1 million of the valuation allowance as of December 31, 2013 is attributable to pre-2006 windfall stock option deductions, the benefit of which will be credited to paid-in capital if and when realized through a reduction in income taxes payable. Beginning in 2006, we are tracking the windfall stock option deductions off balance sheet, as required by ASC 718. As of December 31, 2013, we have a previously recorded balance of $38.9 million of windfall stock option deductions that are being tracked off balance sheet. If and when realized, a tax benefit of $14.4 million associated with those deductions will be credited to additional paid-in capital. In 2013, no entry to paid-in capital for was made to reflect the benefit from windfall stock option deductions, which is the excess of federal income tax liabilities expected on the tax return without windfall stock option deductions over federal income tax liabilities expected on the tax return with windfall stock option deductions, because we are in a loss position in this year. Prior to 2013, a tax benefit of $9.9 million associated with those deductions had been credited to additional paid-in capital.

As of December 31, 2013, we had net operating loss carry-forwards for federal and state tax purposes of $45.9 million and $23.3 million, respectively. We also had federal and California research and development tax credit carry-forwards of approximately $5.3 million and $12.8 million, respectively. The federal and state net operating loss carry-forwards will expire at various dates beginning in 2020 through 2034, if not utilized. The federal tax credit carry-forwards will expire at various dates beginning in 2021 through 2034, if not utilized. The California tax credit carry-forwards have no expiration date.

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

During the year ended December 31, 2013, our reserve for uncertain tax positions increased by $0.1 million, net. Interest and penalties related to the reserve for uncertain tax positions were insignificant in 2013 and 2012. Over the next twelve months, we expect an insignificant decline in the estimated amount of liabilities associated with our uncertain tax positions which arose prior to December 31, 2013 as a result of expiring statutes of limitations in certain foreign jurisdictions.

If we are able to eventually recognize these uncertain tax positions, $6.8 million of the unrecognized benefit on January 1, 2013 and $6.9 million of the unrecognized benefit on December 31, 2013, would reduce our effective tax rate. We currently have a full valuation allowance against our U.S. net deferred tax asset which would impact the timing of the effective tax rate benefit should any of these uncertain tax positions be favorably settled in the future.

We are subject to federal and state tax examination for years 1999 forward and 1997 forward, respectively, by virtue of the tax attributes carrying forward from those years. We are also subject to audits in the foreign jurisdictions in which we operate for years 2003 and forward. There are no income tax examinations currently in progress.

A reconciliation of the change in the uncertain income tax benefits from January 1, 2012 to December 31, 2013 is as follows:

In thousands	2013	2012
Balance at January 1	$6,792	$5,531
Tax positions related to the current year:
Additions	1,290	1,247
Tax positions related to the prior years:
Additions	291	32
Reductions	(1,386)	—
Lapses in statutes of limitations	(39)	(18)
Balance at December 31	$6,948	$6,792

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

In August 2008 and December 2009, we entered into agreements with a leasing company for the sale and leaseback of certain assets over initial terms of four years. The sales price of the assets was $6.8 million and $5.4 million for the transactions in 2008 and 2009, respectively. There was no gain or loss from these transactions. Under the sale-leaseback arrangement, we have an option to purchase the assets back at the future current fair market value upon the expiration of the leases in 2012 and 2013, respectively. On May 10, 2012, we entered into a lease extension for the August 2008 transaction. The twenty-seven month extension is valued at $2.0 million and will expire on August 14, 2014. On October 28, 2013, we entered into a lease extension for the December 2009 transaction. The twenty-four month extension is valued at $0.9 million and will expire on December14, 2015. The leases are classified as operating leases in accordance with ASC Topic 840, Leases. As of December 31, 2013, the minimum future lease payments to be made were $1.4 million.

In October 2009, we entered into a lease amendment for our facilities in San Jose, California. The lease amendment is to extend the building lease for five years. This lease extension will expire in January 2016. We account for this lease as an operating lease; any improvements to the leased property are capitalized and classified as leasehold improvements.

In March 2010, we entered into an operating lease agreement for facilities in preparation for the expansion of our manufacturing operations in Singapore. The initial term of this lease was three years. On August 15, 2012, we renegotiated this lease and entered into a new lease that will expire in June 2018.

In March 2013, we entered into an operating lease agreement for facilities in Waltham, Massachusetts, for sales, research and development activities. The lease for this facility expires in February 2018.

As of December 31, 2013, future minimum lease payments were as follows:

In thousands	Operating Leases
For the years:
2014	$3,703
2015	3,093
2016	1,059
2017	937
2018	335
Thereafter	—
Total minimum lease payments	$9,127

Rent expense was approximately $2.8 million, $1.7 million and $2.4 million for the years ended December 31, 2013, 2012 and 2011, respectively.

Our open purchase order commitments, which primarily relate to purchases of inventories and equipment were approximately $54.6 million as of December 31, 2013.

Legal Proceedings

We are subject to claims and litigation arising in the ordinary course of business. We do not believe any liability from any reasonably foreseeable disposition of such claims and litigation, individually or in the aggregate, would have a material adverse effect on our consolidated financial statements. At December 31, 2013, there were no significant outstanding legal matters to disclose.

15. INTANGIBLE ASSETS, NET

During the years ended December 31, 2013 and 2012, we entered into two patent assignment agreements and acquired the rights to collections of patents and patent applications.

On December 14, 2012, we acquired from Cambridge NanoTech, intangible assets of $4.3 million and other tangible assets of an insignificant amount in a cash transaction. We accounted for this transaction using the acquisition method.

As of December 31, 2013, the gross carrying amount of all our intangible assets was $18.1 million and accumulated amortization was $2.4 million. The weighted average life of all our intangible assets was 11 years as of December 31, 2013. During the years ended December 31, 2013, 2012 and 2011, our amortization expense for our intangibles was $1.5 million, $0.5 million and $0.1 million, respectively.

The following table summarizes the balances and activity of our intangibles:

(In thousands)		At December 31, 2013			At December 31, 2012
Category	Weighted Average Years	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Developed technology	9 Years	$1,080	$(108)	$972	$1,080	$—	$1,080
Patents	11 Years	15,946	(2,103)	13,843	10,946	(831)	10,115
Trade names	9 Years	209	(21)	188	209	—	209
Customer relationships	5 Years	878	(146)	732	878	—	878
Total		$18,113	$(2,378)	$15,735	$13,113	$(831)	$12,282

Intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset or asset group may not be recoverable. Based on the intangible assets recorded as of December 31, 2013, and assuming no subsequent additions to or impairment of the underlying assets, the remaining estimated annual amortization expense is expected to be as follows:

Year	(In thousands)
2014	$1,740
2015	1,707
2016	1,657
2017	1,602
2018	1,479
Thereafter	7,550
Total	$15,735

16. FINANCIAL GUARANTEES

Our off-balance sheet transactions consist of certain financial guarantees, both express and implied, related to indemnification for product liability, patent infringement and latent product defects. Other than liabilities recorded pursuant to known product defects, at December 31, 2013, we did not record a liability associated with these guarantees, as we have little or no history of costs associated with such indemnification requirements. Contingent liabilities associated with product liability may be mitigated by insurance coverage we maintain.

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

Management, including our principal executive officer and principal financial officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2013. In making this assessment, management used the criteria set forth by the committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control—Integrated Framework (1992 framework). Based on this assessment, our management has concluded that, as of December 31, 2013, our internal control over financial reporting is effective based on those criteria. Our management has also concluded that our disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure.
Ernst & Young, LLP, the independent registered public accounting firm who also audited our consolidated financial statements, has issued an attestation report on our internal control over financial reporting. This attestation report appears elsewhere herein.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended December 31, 2013 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

The information required by Part III is omitted from this Report and is incorporated herein by reference from our definitive proxy statement to be filed within 120 days after the end of our fiscal year pursuant to Regulation 14A for our 2014 Annual Meeting of Stockholders currently scheduled to be held on July 15, 2014.

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information concerning our directors required by this Item is incorporated by reference from the Item captioned “Election of Directors” in our Proxy Statement for the 2014 Annual Meeting of Stockholders (the “Proxy Statement”). Other information required by this Item is incorporated herein by reference from the Item captioned “Section 16(a) Beneficial Ownership Reporting Compliance” in the Proxy Statement.

Executive Officers of the Registrant

As of December 31, 2013, the executive officers of Ultratech, who are appointed by and serve at the discretion of the Board of Directors, were as follows:

Name	Age	Position with the Company
Arthur W. Zafiropoulo	74	Chairman of the Board of Directors, Chief Executive Officer and President
Bruce R. Wright	65	Senior Vice President, Finance, Chief Financial Officer and Secretary

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

The information required by this Item is incorporated by reference from the item captioned “Fees billed to Ultratech by Ernst & Young LLP during fiscal year 2013” in the Proxy Statement.

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

(2)	Financial Statement Schedules
The following consolidated financial statement schedule is included herein:

Page Number
Schedule II Valuation and Qualifying Accounts	79

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

ULTRATECH, INC.

Date:	February 28, 2014	By:	/s/ ARTHUR ZAFIROPOULO
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

Signature	Title	Date

/s/ ARTHUR ZAFIROPOULO	Chairman of the Board of Directors and Chief Executive Officer (Principal Executive Officer)	February 28, 2014
Arthur Zafiropoulo
/s/ BRUCE WRIGHT	Senior Vice President, Finance, Chief Financial Officer and Secretary (Principal Financial and Accounting Officer)	February 28, 2014
Bruce Wright
/s/ DENNIS RANEY	Director	February 28, 2014
Dennis Raney
/s/ RICK TIMMINS	Director	February 28, 2014
Rick Timmins
/s/ HENRI RICHARD	Director	February 28, 2014
Henri P Richard
/s/ JOEL GEMUNDER	Director	February 28, 2014
Joel Gemunder
/s/ NICHOLAS KONIDARIS	Director	February 28, 2014
Nicholas Konidaris
/s/ MICHAEL CHILD	Director	February 28, 2014
Michael Child

SCHEDULE II
ULTRATECH, INC.
VALUATION AND QUALIFYING ACCOUNTS
(in thousands)

Description	Balance at Beginning of Year	Charged (Credited) to Costs and Expenses	Balance at End of Year
Allowance for doubtful accounts:
2011	$345	$153	$498
2012	$498	$—	$498
2013	$498	$—	$498

EXHIBIT INDEX

Exhibit	Description
3.1(1)	Amended and Restated Certificate of Incorporation of the Registrant, filed October 6, 1993.

3.1.1(1)	Certificate of Amendment of the Amended and Restated Certificate of Incorporation of the Registrant, filed May 17, 1995.

3.1.2(1)	Certificate of Amendment of the Amended and Restated Certificate of Incorporation of the Registrant, filed June 17, 1998.

3.1.3(1)	Certificate of Amendment of the Amended and Restated Certificate of Incorporation of the Registrant, filed June 20, 2003.

3.1.4(8)	Certificate of Amendment of the Amended and Restated Certificate of Incorporation of the Registrant, filed August 31, 2009.

3.2(2)	Amended and Restated Bylaws of Registrant.

4.1(3)	Specimen Common Stock Certificate of Registrant.

10.1(16)	1993 Stock Option/Stock Issuance Plan (amended and restated as of May 31, 2011).

10.2(3)	Form of Indemnification Agreement entered into between the Registrant and certain of its officers and directors.

10.3(4)	Form of Indemnification Agreement entered into between the Registrant and certain officers.

10.4(3)	Standard Industrial Lease—Single Tenant, Full Net between The Equitable Life Assurance Society of the United States, as Landlord, and Registrant, as Tenant, dated August 27, 1993.

10.4.1(4)	First Amendment to Lease between The Equitable Life Assurance Society of the United States, as Landlord, and Registrant, as Tenant, dated November 1999.

10.5(5)	Profit Sharing Plan.

10.6(6)	1998 Supplemental Stock Option/ Stock Issuance Plan (amended and restated effective January 29, 2008).

10.7(7)	Private Wealth Management Client Agreement with Morgan Stanley, dated December 16, 2004.

10.8(9)	Amended and Restated Employment Agreement between Registrant and Mr. Arthur Zafiropoulo, Chief Executive Officer, dated as of October 14, 2008

10.9(9)	Amended and Restated Employment Agreement between Registrant and Mr. Bruce Wright, Chief Financial Officer, dated as of October 14, 2008.

10.10(9)	Form of Restricted Stock Unit Issuance Agreement for Executive Officers with Employment Agreements.

10.11(17)	New Form of Restricted Stock Unit Issuance Agreement for Executive Officers with Employment Agreements.

10.12(9)	Amended and Restated Non-Qualified Supplemental Deferred Compensation Plan.

10.13(9)	Adoption Agreement Related to Amended and Restated Non-Qualified Supplemental Deferred Compensation Plan.

10.14(9)	Amendment No. 1 to Amended and Restated Non-Qualified Supplemental Deferred Compensation Plan.

10.15(9)	Special Form of Stock Option Agreement for Executive Officers with Employment Agreements.

10.16(9)	Special Form of Stock Option Agreement for Executive Officers without Employment Agreements.

10.17(9)	Regular Form of Stock Option Agreement.

10.18(10)	Description of 2012 Management Incentive Compensation Plan.

10.19(11)	New Form of Indemnification Agreement entered into between the Registrant and each of its officers and directors.

10.20(12)	Second Amendment to Lease (3050 Zanker), entered into on October 30, 2009, by and between LaSalle Montague, Inc. and the Registrant.

10.21(13)	Letter Amendment to Employment Agreement - Arthur W. Zafiropoulo.

10.22(13)	Letter Amendment to Employment Agreement - Bruce R. Wright.

10.23(14)	Singapore Lease Agreement dated February 17, 2010.

10.24(15)	Ultratech, Inc. Long-Term Incentive Compensation Plan as Amended and Restated January 24, 2011.

10.25(15)	Amendment No. 2 to Ultratech, Inc. Non-Qualified Supplemental Deferred Compensation Plan, as amended and restated and subsequently amended effective as of January 1, 2005.

10.26(15)	Description of 2011 Management Incentive Compensation Plan.

10.27(18)	Form of Restricted Stock Unit Issuance Agreement for Chief Executive Officer Grants.

10.28(18)	Form of Restricted Stock Unit Issuance Agreement for Chief Financial Officer Grants.

10.29(19)	Patent Assignment Agreement, between the Registrant and International Business Machines Corporation, dated June 26, 2012.

10.30(20)	New Singapore Lease (1Kaki Bukit View, Singapore), among the Registrant, Ascendas, Inc., and Singapore SE, dated August 15, 2012.

21	Subsidiaries of Registrant.

23	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.

24	Power of Attorney (contained in Signature page hereto).

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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