Form 10-K/A
period 2013-12-31
ULTRATECH INC
filed 2014-04-24
CIK 909791

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

As of March 31, 2014, the Registrant had 28,052,112 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013 filed with the Securities and Exchange Commission on February 28, 2014 are incorporated by reference into Part III of this Annual Report on Form 10-K.

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (this “Amendment”) amends the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013, originally filed on February 28, 2014 (the “Original Filing”). The Registrant is refiling Part III to include the information required by Items 10, 11, 12, 13 and 14 of Part III within the period required by General Instruction G(3) to Form 10-K. In addition, in connection with the filing of this Amendment and pursuant to the rules of the Securities and Exchange Commission, the Registrant is including with this Amendment certain currently dated certifications. Except as described above, no other changes have been made to the Original Filing.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

As of December 31, 2013, the directors of Ultratech were as follows (ages and board committee assignments are as of April 15, 2014):

Name	Age	Position with the Company
Arthur W. Zafiropoulo	75	Chairman of the Board of Directors, Chief Executive Officer and President
Michael Child (3)	59	Director
Joel F. Gemunder (3)	74	Director
Nicholas Konidaris (1)(2)	69	Director
Dennis R. Raney (1)(2)	71	Director
Henri Richard (2)(3)	55	Director
Rick Timmins (1)(3)	61	Director

(1)	Member of the Audit Committee
(2)	Member of the Nominating and Corporate Governance Committee
(3)	Member of the Compensation Committee

Each director was elected to a one year term at the Company’s 2013 annual meeting of stockholders.

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

Nicholas Konidaris has served as a director of the Company since July 2000. Mr. Konidaris has served as President, Chief Executive Officer and as a director of Electro Scientific Industries, Inc., a global supplier of manufacturing equipment to increase productivity for customers in the consumer electronics, semiconductor, passive components and LED markets, from January 2004 until February 2014. From July 1999 to January 2004, Mr. Konidaris served as President and Chief Executive Officer of Advantest America, Corp., a holding company of Advantest America, Inc., which is a manufacturer of testers and handlers. From July 1997 to January 2004, Mr. Konidaris also served as Chairman of the Board, President and Chief Executive Officer of Advantest America, Inc. Mr. Konidaris has served on the board of directors of Omniguide, Inc., a privately held company since 2006, and served as a member of its audit committee until March 2014. Mr. Konidaris also served as a member of the board of directors of AISI, Inc., a privately held company, from 2008 to 2010. Mr. Konidaris serves as the Vice Chairman of the Advisory Board of Healthedge Partners, a private equity firm. Mr. Konidaris holds a diploma in EE from the National Technical University of Athens and a Master of Science in Management from MIT Sloan. Since 2011, Mr. Konidaris has served on the MIT Sloan North American Executive Board. Among other things, Mr. Konidaris brings his extensive experience as a public company chief executive officer and board member in the semiconductor industry to the Company’s Board of Directors.

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

Rick Timmins has served as a director of the Company since August 2000. Since April 2009, Mr. Timmins has served as a Venture Partner and investor with G-51 Capital, a seed-stage venture capital firm that invests in the software, hardware, internet, and clean technology sectors. From January 1996 until April 2008, Mr. Timmins served as Vice-President of Finance for Cisco Systems, Inc. From January 2011 to November 2012, Mr. Timmins served as a member of the board of directors of IRIS International, Inc., a company that designs, develops, manufactures and markets in-vitro diagnostic products, consumables and supplies for urinalysis and body fluids. Mr. Timmins serves as a member of the audit committee of IRIS International. Since April, 2010 Mr. Timmins has served as a member of the board of directors of privately held company Socialware, a company that provides a social middleware platform. In January, 2011 Mr. Timmins joined the board of directors of the privately held company, Nexersys, which provides personal fitness exercise equipment. Mr. Timmins served as a member of the board of directors of Transmeta Corporation, a developer of computing, microprocessing and semiconductor technologies, from May 2003 until January 2009, and was the chairman of the audit committee of Transmeta’s board of directors between May 2003 and January 2009. He also served as a member of the board of directors of Treaty Oak Bancorp, Inc., a local community bank in Austin, Texas from December 2008 to February 2011. Mr. Timmins holds a B.S. degree in accounting and finance from the University of Arizona and an M.B.A. degree from St. Edward’s University. Among other things, Mr. Timmins brings extensive finance experience as well as technology industry experience to the Company’s Board of Directors.

Information concerning our executive officers is incorporated by reference from Part I of our Annual Report on Form 10-K for the fiscal year ended December 31, 2013 filed with the Securities and Exchange Commission on February 28, 2014.

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

Based solely on its review of the copies of such forms received by it and written representations from reporting persons for the 2013 fiscal year, the Company believes that all of the Company’s executive officers, directors and greater than ten percent (10%) beneficial stockholders complied with all applicable Section 16(a) filing requirements for the 2013 fiscal year.

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

Executive Summary

The Company’s overarching compensation goal is to reward executive officers in a manner that supports a strong pay-for-performance philosophy while maintaining an overall level of compensation that the Company believes is fair, reasonable and responsible. The Company believes this objective is accomplished through the following principles and processes that underlie the executive compensation programs:

1.	The Compensation Committee works with its own independent consultants to obtain the advice and market data input needed to structure compensation programs for the executive officers that are competitive and designed to accomplish the Company’s pay-for performance objectives. With the assistance of such consultants, the Compensation Committee may periodically perform a benchmarking process in which the Compensation Committee will compare executive officer compensation against a set peer group of companies selected on the basis of relevant industry, size and complexity.

2.	In setting the total direct compensation (defined as base salary plus annual target bonus plus the grant-date value of the long-term equity incentive awards) of the Company’s executive officers, the Compensation Committee takes into account the Company’s financial performance and the duties and responsibilities of each executive officer. For a particular year, the Compensation Committee may also engage in a peer group benchmarking process when it believes that the economic circumstances warrant the process. However, the Compensation Committee will typically only use the benchmarking data for purposes of comparing the compensation of its executive officers against comparable positions at specific compensation levels and financial peer groups of companies to determine whether the Company’s executive compensation programs are generally competitive relative to its peers. The Compensation Committee does not typically target a specific percentile to be achieved for each executive officer as compared with their counterparts at the peer group companies. For the 2013 fiscal year, the Compensation Committee did engage in a benchmarking process and determined that both target cash and equity compensation awarded during fiscal 2012 were highly competitive relative to the peer group companies selected by the Compensation Committee during fiscal 2012. Given the fact that Messrs. Zafiropoulo and Wright continued to have duties and responsibilities that extended beyond those of their counterparts at the peer group, the Compensation Committee determined in January of 2013 that it was appropriate to maintain target compensation amounts for fiscal 2013 that were materially comparable to the compensation amounts provided during fiscal 2012.

3.	Through the annual Management Incentive Plan, the Compensation Committee structures a substantial portion of each executive officer’s total direct compensation in the form of long-term equity incentive awards and variable, performance-based annual cash compensation. This structure is designed to achieve an appropriate balance between the Company’s long-term and short-term performance goals, with the objective of establishing a positive relationship between the Company’s operational performance and stockholder return.

4.	The Company’s financial performance in terms of the operating income goal taken into account for purposes of the short-term cash incentive component of the 2013 Management Incentive Plan did not meet the minimum level. For the purpose of calculating the payout under this plan, the Company and its consolidated subsidiaries experienced an operating loss of $15,058,000 for the 2013 fiscal year. For the purpose of calculating the payout under this plan, revenue for the 2013 fiscal year on a consolidated basis was approximately $157,272,000. Based on these financial results for the 2013 fiscal year, neither of the Company’s executive officers earned a cash bonus for that year. The various tier levels of performance goal attainment that the Compensation Committee established for the 2013 fiscal year are described in more detail below under the heading “Annual Incentive Compensation.”

5.	For the five fiscal-year period ending with the 2013 fiscal year, the Company’s financial performance in terms of consolidated revenue, consolidated operating income and other key financial metrics may be summarized as follows:

FISCAL YEARS

Dollar Amounts (in thousands)	2013	2012	2011	2010	2009
Revenue	157,272	234,825	212,333	140,603	95,813
Gross Profit	67,382	131,810	110,325	71,641	44,990
Operating Income (loss)	(15,058)	56,398	44,020	17,541	(1,102)
Net Income (loss)	(13,769)	47,187	39,230	16,781	2,129
Net Cash Provided by (Used In) Operating Activities	(6,751)	77,131	37,391	22,879	3,226

6.	The average closing price per share of the Company’s common stock for the first fifteen trading days of the 2013 fiscal year was $37.02, and the average closing price for the last fifteen trading days of that fiscal year was $27.87. Accordingly, for that one-year period, the total shareholder return based on such calculation was negative (approximately -25%). The average closing price per share of the Company’s common stock for the first fifteen days of the 2009 fiscal year was $10.95, and the average closing price per share for the last fifteen days of the five fiscal-year period ending with the close of the 2013 fiscal year was, as indicated, $27.87, resulting in an annual shareholder return for that period based on such calculation of approximately 21% on a compounded annual basis.

7.	The Company does not believe that the performance-based nature of the executive compensation program encourages excessive risk-taking by its executive officers that would threaten the economic viability of the Company. First, the predominant component of each executive officer’s total direct compensation is in the form of long-term equity awards tied to the value of the Company’s common stock, and those awards accordingly promote a commonality of interest between the executive officers and the Company’s stockholders in sustaining and increasing stockholder value. Because the equity awards are typically made on an annual basis to the executive officers, those officers always have unvested awards outstanding that could decrease significantly in value if the Company’s business is not managed to achieve its long term goals. Secondly, under the annual cash incentive bonus programs, an individual target bonus amount is established for each executive officer, and the performance measures upon which the actual bonus amounts are determined are tied to the attainment of objectives intended to sustain stockholder value, such as revenue growth and targeted levels of operating income. However, at all levels of performance goal attainment, there are limits in place that tie the potential bonus amount to either a fraction or multiple of the target bonus amount. Third, the Compensation Committee may, from time to time, consider granting supplemental bonuses earned based on achievement of different performance measures. Finally, the overall compensation structure is not overly-weighted toward short-term incentives, and the Company has taken what it believes are reasonable steps to protect against the potential of disproportionately large short-term incentives that might encourage excessive risk taking.

8.	The Company does not offer guaranteed retirement or pension benefits. Instead, the Company provides its executive officers with the opportunity to accumulate retirement income primarily through their long-term equity awards that increase in value as stockholder value is created and sustained.

9.	Messrs. Zafiropoulo and Wright each have employment agreements that provide severance benefits in the event their employment is terminated under certain circumstances, including an involuntary termination of employment without cause or a resignation for good reason. The level of severance benefits is enhanced if the termination event occurs in connection with a change-in-control. The Company believes that the severance benefits provided under those employment agreements are consistent with both peer company and broader market practices and are fair and reasonable in light of the many years of service Messrs. Zafiropoulo and Wright have rendered the Company and the level of dedication and commitment they have shown over those years.

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

Each executive officer’s compensation package typically consists of three elements: (i) a base salary, (ii) an annual cash bonus opportunity tied solely to the Company’s attainment of pre-established financial objectives, and (iii) long-term, stock-based incentive awards, typically in the form of stock option grants and restricted stock unit awards, designed to align and strengthen the mutuality of interests between the Company’s executive officers and its stockholders. In determining the appropriate level for each element of such compensation, the Compensation Committee takes into account the Company’s financial performance and operating results and the executive officer’s duties and responsibilities, and for a particular year, the Compensation Committee may also engage in a peer group benchmarking process. However, the Compensation Committee may not perform such a peer group benchmarking process for a particular year when it concludes that there have not been any significant changes in the market data for the prior year or years or when the economic circumstances do not otherwise warrant the process. When such a benchmarking process is done, the Compensation Committee will typically only use the benchmarking data for purposes of comparing the compensation of its executive officers against comparable positions at specific compensation levels and financial peer groups of companies to determine whether the Company’s executive compensation programs are generally competitive relative to its peers. The Compensation Committee does not typically target a specific percentile to be achieved for each executive officer as compared with their counterparts at the peer group companies. For the 2013 fiscal year, the Compensation Committee did engage in a benchmarking process and determined that both target cash and equity compensation awarded during fiscal 2012 were highly competitive relative to the peer group companies selected by the Compensation Committee during fiscal 2012. In setting the compensation levels for Messrs. Zafiropoulo and Wright for fiscal 2013, the Compensation Committee did not target a specific percentile to be achieved for each executive officer as compared with their counterparts at the peer group companies but took into account the fact that Messrs. Zafiropoulo and Wright continued to have duties and responsibilities that extended beyond those of their counterparts at the peer group. Such extended duties and responsibilities were due to the fact that Company has had only two named executive officers for the last few years, whereas the number of named executive officers at each peer group company has been typically higher. As a result, the Compensation Committee determined in January of 2013 that it was appropriate to maintain target compensation amounts for fiscal 2013 that were materially comparable to the compensation amounts provided during fiscal 2012.

Impact of 2013 Say-on-Pay Vote. The most recent stockholder advisory vote on executive officer compensation required under the federal securities laws was held on July 16, 2013, after the Compensation Committee had approved the 2013 compensation of the named executive officers. Approximately 96 percent of the total votes cast on such proposal (including abstentions) were in favor of the compensation of the named executive officers, as that compensation was disclosed in the Compensation Discussion and Analysis and the various compensation tables and narrative that appeared in the Company’s proxy statement dated June 3, 2013. Based on that level of stockholder approval, the Compensation Committee decided not to make any material changes to the Company’s compensation philosophies, policies and practices for the remainder of the 2013 fiscal year. Based on the voting preference of the Company’s stockholders, advisory votes on executive officer compensation will be conducted every year, and the Compensation Committee will continue to take into account each such annual advisory vote in order to determine whether any subsequent changes to the Company’s executive compensation programs and policies would be warranted to reflect any stockholder concerns reflected in those advisory votes.

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

Advanced Energy Industries, Inc. ATMI, Inc. Axcelis Technologies, Inc. Brooks Automation, Inc. Coherent, Inc. Cymer, Inc. Gerber Scientific, Inc. (1)	GSI Group Inc. Kulicke & Soffa Industries, Inc. Mattson Technology, Inc. MKS Instruments, Inc. Novellus Systems, Inc. (2) Varian Semiconductor Equipment Associates, Inc. (1) Veeco Instruments Inc.

(1)	Removed in December 2011
(2)	Removed in August 2012

With the assistance of its independent compensation consultant, the Compensation Committee reviewed the peer group in December 2011 for purposes of benchmarking the 2012 fiscal year total direct compensation of the executive officers, and as a result of that review, the following companies were removed as a result of acquisitions: Gerber Scientific, Inc. and Varian Semiconductor Equipment Associates, Inc.

In August 2012, the Compensation Committee did another review of the peer group (as revised in December 2011) to prepare for the 2012 compensation market study, and as a result of that review, one company was removed as a result of an acquisition: Novellus Systems, Inc.

In addition to the peer group of companies listed above, the Compensation Committee may also review competitive market data related to executive officer positions at a group of companies against which the Company compares its financial performance. This group includes a subset of the companies listed above (Advanced Energy Industries, Inc., Brooks Automation, Inc., Mattson Technology, Inc., MKS Instruments, Inc., Veeco Instruments Inc.) as well as two additional companies: FEI Company and Rudolph Technologies.

Compensation Consultants. In setting executive officer compensation for the 2013 fiscal year, the Compensation Committee used Compensia to prepare a benchmarking analysis of the compensation arrangements then provided to Messrs. Zafiropoulo and Wright. For compensation decisions made in 2013 with respect to the compensation of the Company’s non-employee Board members and in setting executive officer compensation for the 2014 fiscal year, the Compensation Committee continued to utilize Compensia as its independent consulting firm. Compensia reports directly to the Compensation Committee and not to management. Compensia is independent from the Company, has not provided any services to the Company other than to the Compensation Committee, and receives compensation from the Company only for services provided to the Compensation Committee. The Compensation Committee assessed the independence of Compensia pursuant to SEC rules and concluded that the work of Compensia has not raised any conflict of interest.

Elements of Compensation. Each of the three major elements comprising the compensation package for executive officers (salary, target annual bonus and long-term equity awards) for the 2013 fiscal year was designed to achieve one or more of the Company’s overall objectives of setting a competitive level of compensation, tying compensation to the attainment of one or more of the Company’s strategic business objectives and subjecting a substantial portion of the executive officer’s compensation to the Company’s financial success as measured in terms of the Company’s stock price performance. The manner in which the Compensation Committee structured each element of compensation may be explained as follows.

Salary. The Compensation Committee reviews the base salary level of each executive officer in January each year, with any salary adjustments for the year to be effective as of January 1 of that year. The base salary for each executive officer named in the Summary Compensation Table is determined on the basis of his level of responsibility and experience. The Compensation Committee believes that this component of compensation should provide a level of economic security and stability from year to year and not be dependent to any material extent on the Company’s financial performance. In addition, Messrs. Zafiropoulo and Wright have existing employment agreements with the Company which set a minimum level of annual base salary, subject to periodic upward adjustment at the discretion of the Compensation Committee. For the 2013 fiscal year, no adjustments were initially made to the base salary levels of Messrs. Zafiropoulo and Wright and their base salary levels remained at $575,000 and $350,000, respectively, which the Compensation Committee determined was competitive based on current market data for their positions in the industry. However, in April 2013, due to the conditions at that time, the Board of Directors approved temporary decreases in the salary levels of the Company’s management team, including with respect to Messrs. Zafiropoulo and Wright. With the agreement of each executive, Mr. Zafiropoulo’s base salary was decreased by 25% to $431,250 and Mr. Wright’s base salary was decreased by 20% to $280,000 for the second and third fiscal quarters of 2013.

Annual Cash Bonus. On January 28, 2013, the Compensation Committee established the Management Incentive Program (the “MIP”) for the 2013 fiscal year for the executive officers. As was the case for the 2012 MIP, the cash bonus opportunity under the 2013 MIP was tied solely to the Company’s operating income and revenue levels for the 2013 fiscal year. The target bonuses set under the 2013 MIP for the Company’s executive officers were as follows: $862,500 for Mr. Zafiropoulo (150% of 2013 fiscal year base salary) and $350,000 for Mr. Wright (100% of 2013 fiscal year base salary).

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

LEVEL OF ATTAINMENT FOR REVENUE GOAL		MULTIPLE/FRACTION OF TARGET BONUS AMOUNT
MINIMUM:	$174,000,000	.25x
TIER I:	$248,000,000	.50x
TIER II:	$285,000,000	.75x
TIER III:	$322,000,000	1.0x

LEVEL OF ATTAINMENT FOR OPERATING INCOME GOAL		MULTIPLE/FRACTION OF TARGET BONUS AMOUNT
MINIMUM:	$41,400,000	.25x
TIER I:	$59,200,000	.50x
TIER II:	$68,100,000	.75x
TIER III:	$77,000,000	1.0x

If both performance goals were attained at the Tier III target level, then each executive officer would have been awarded his target bonus under the MIP. If the actual level of attainment for either goal had been between any two designated levels up to that target Tier III level, then the bonus potential for that goal would be in a dollar amount interpolated on a straight line basis between those two levels. If the Company’s operating income or revenue goal for the 2013 fiscal year exceeded the target Tier III level, then the bonus potential for that goal would have increased on an extrapolated basis in accordance with the same slope that applies to the interpolation between Tier II and Tier III level performance.

For example, the differential between the Tier II and Tier III revenue levels for 2013 is $37 million ($322 million - $285 million), and there are 25 basis points of target bonus assigned to that differential (1.0 - .75). If actual revenue for the 2013 fiscal year had been at the $303.5 million mid-point level ($285 million plus an additional $18.5 million), then the bonus factor for that component would have been .875x –the midpoint between the two tiers, and that factor would have accordingly been applied to the portion of the target bonus tied to the revenue metric. The same process would have been applied for revenue in excess of the $322 million Tier III level. For the next $37 million of revenue in excess of the $322 million Tier III level, an additional 25 basis point of target bonus could have been earned on an extrapolated basis between $322 million and $359 million. Accordingly, if actual revenue for 2013 fiscal year had been at the $340.5 million mid-point level ($322 million plus an additional $18.5 million of revenue), the bonus multiple assigned to that excess would have been be 1.125x—the midpoint between 1x and 1.25x, and that factor would have been applied to the portion of the target bonus tied to 2013 fiscal year revenue. The same process would have been repeated for each additional $37 million of revenue in excess of the Tier III level.

In determining the levels at which the net operating income and revenue objectives were met for the 2013 fiscal year, the Compensation Committee primarily relied on the reported financial results in the Company’s audited consolidated financial statements for the 2013 fiscal year, prepared in accordance with U.S. generally accepted accounting principles. Based on the reported financial results, the Compensation Committee determined in January 2014 that the Company’s operating income for the 2013 fiscal year on a consolidated basis with its subsidiaries was less than the Minimum level established for that performance metric and that the Company’s revenue for such fiscal year on a consolidated basis was less than the Minimum level established for that particular goal.

As a result, Messrs. Zafiropoulo and Wright did not earn a bonus amount for the 2013 fiscal year. Had they earned a bonus amount for the 2013 fiscal year, one third of the bonus amount would have been paid following the close of the 2013 fiscal year, and the remainder would have been deferred and subject to an annual installment vesting schedule tied to the executive officer’s continued service with the Company over an additional two-year period. The deferred portion would have been paid as it vested and would have earned interest at a designated rate until paid. The deferred portions would have immediately vested and become payable in the event the executive officer’s employment terminated under certain defined circumstances during the deferral period. Accelerated payouts would have also occurred in the event of certain changes in control or ownership of the Company. The 2013 MIP also provided for pro-ration of the non-deferred portion of the bonus in the event the executive officer terminated employment under certain defined circumstances during the 2013 fiscal year performance period.

Additional Bonus Opportunity. On January 28, 2013, the Compensation Committee approved an additional bonus opportunity for Messrs. Zafiropoulo and Wright for the 2013 fiscal year. The additional bonus would only be earned if the ratio of the Company’s operating income to its revenue (the “Operating Income Percentage”) for 2013 ranked in the top three relative to the Operating Income Percentage for a peer group of ten companies selected by the Compensation Committee, and the executive continued in the Company’s employ through the end of the 2013 fiscal year (subject in each case to certain exceptions related to certain terminations of employment). For this purpose, the peer group companies consisted of each of the companies listed above under the section entitled “Comparative Framework” other than: (i) the companies that had previously been removed for the reasons set forth above; and (ii) Cymer, Inc., which was subsequently acquired by another company. If the Company’s Operating Income Percentage ranked in the top three, the bonus amount for each executive officer would be: for Mr. Zafiropoulo, $500,000, $200,000 or $100,000 if the Company ranked first, second or third, respectively; and for Mr. Wright, $400,000, $200,000 or $100,000 if the Company ranked first, second or third, respectively. Any bonus earned would be paid following the close of the 2013 fiscal year. If the goal were not achieved, no bonus would be payable. As the Company’s Operating Income Percentage for 2013 did not rank in the top three among the ten peer group companies, no bonus was payable to Messrs. Zafiropoulo and Wright.

Long-Term Equity Incentives. The Company has structured its long-term incentive program for executive officers in the form of equity awards under its 1993 Stock Option/Stock Issuance Plan (the “1993 Plan”). For many years, stock option grants were the Company’s sole form of equity award. However, in January 2006, the Compensation Committee began to award restricted stock units (“RSUs”) as part of the Company’s long-term incentive program. The Company believes that RSUs are a valuable addition to its long-term incentive program for several reasons, including ongoing concerns over the dilutive effect of option grants on the Company’s outstanding shares (RSU awards cover a smaller number of shares that an option grant with the same grant-date value), the Company’s desire to have a more direct correlation between the compensation expense it must record for financial accounting purposes and the actual value delivered to executive officers and other employees, and the fact that the incentive and retention value of an RSU award is less affected by market volatility than stock options. As a result, the Company has typically used a combination of stock option grants and RSUs under the 1993 Plan to provide long-term incentives to its executive officers and other key personnel. For fiscal 2013, however, the Compensation Committee decided to grant only RSUs to both of Messrs. Zafiropoulo and Wright as doing so would reduce the dilutive impact of additional grants given that a smaller number of shares would be granted.

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

As part of the 2013 MIP, the Compensation Committee authorized RSU awards for Messrs. Zafiropoulo and Wright. The number of shares of the Company’s common stock covered by such awards is indicated below. Each award was initially intended to be made in a series of three successive equal quarterly grants over the course of the 2013 fiscal year. However, in April 2013, the Board of Directors revised the grant schedule for the Company’s management team, including Messrs. Zafiropoulo and Wright, so that awards would be made in two equal installments, with the first installment to be granted on the second business day following the Company’s earnings release for its second fiscal quarter of 2013 and the second installment to be granted on the second business day following the Company’s earnings release for its third fiscal quarter of 2013. Accordingly, awards with respect to one-half of the total number of shares of the Company’s common stock indicated in the table below for each executive officer were made on July 22, 2013 and October 21, 2013.

Name	Total Number of Shares Subject to Restricted Stock Units (#)
Mr. Zafiropoulo	100,000
Mr. Wright	50,000

Each restricted stock unit granted under the 2013 MIP represents the right to receive one share of the Company’s common stock on the designated issuance date following the vesting of that unit. Each installment of an award will vest incrementally over a fifty (50)-month period of service with the Company measured from January 1, 2013, and the shares of the Company’s common stock underlying the units that so vest will be issued on a periodic basis over the vesting schedule. Accelerated vesting of all the units will occur upon a change in control of the Company or upon the individual’s cessation of employment under certain defined circumstances in the absence of a change in control. The shares underlying any units that vest on such an accelerated basis will, in general, be issued concurrently with the vesting acceleration event, subject to any holdback requirements under applicable tax laws.

The Compensation Committee believes that the equity awards made in the 2013 fiscal year and in prior years under its long-term incentive program provide the Company’s executive officers with a competitive equity compensation package based on market data compiled by its independent consultant and are also in line with the Compensation Committee’s pay-for-performance objectives.

2013 TARGET TOTAL DIRECT COMPENSATION IN RELATION TO PEER GROUP

The chart below sets forth the target total direct compensation of each of the two named executive officers for the 2013 fiscal year and indicates the percentile level at which their target total direct compensation fell in relation to their comparable positions at the identified peer group companies (as revised in accordance with the August 2012 peer group review), in each case, as of the date the Compensation Committee set the 2013 target total direct compensation for Messrs. Zafiropoulo and Wright and, for purposes of the equity awards, assuming a per share value of $35.00.

	Target Annual Base Salary	Target Annual Bonus	Maximum Supplemental Bonus	Target Value of Equity Award	Target Total Direct Compensation	Peer Group Percentile Level
Mr. Zafiropoulo	$575,000	$862,500	$500,000	$3,500,000	$5,437,500	Above 90th
Mr. Wright	$350,000	$350,000	$400,000	$1,750,000	$2,850,000	Above 90th

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

Secondly, under the Company’s standard annual cash incentive bonus program, an individual target bonus amount is established for each executive officer, and the performance measures upon which the actual bonus amounts are determined are tied to strategic objectives intended to sustain stockholder value. At all levels of performance goal attainment, there are limits in place that tie the potential bonus amount to either a fraction or multiple of the target bonus. If both goals are attained at the Tier I level, the bonus payable to an executive officer will equal half of his target bonus for the year, and for attainment of both goals at the Tier III level, the bonus will be limited to one times his target bonus. For goal attainment above the Tier III level, the actual bonus will continue to be tied to the target bonus amount but will be increased to reflect the higher level of attainment on the same straight-line interpolated basis that applies to the span between Tier II and Tier III levels. For the last three fiscal years, the bonuses earned by Messrs. Zafiropoulo and Wright as a percentage of their target bonus have been as follows: for the 2011 fiscal year, the actual bonus level of each of them was at approximately 95%

of target; for the 2012 fiscal year, the actual bonus level of each of them was at approximately 141% of target; and for the 2013 fiscal year, no bonuses were earned as the minimum level required for any bonus payment was not achieved. Additionally, payments based on performance goal attainment under the annual cash incentive bonus program are subject to an additional service vesting schedule so that a participant must remain with the Company for at least three years from the start of the one-year performance measurement period in order to earn his or her full payment for that performance period, thereby further encouraging long-term focus.

The Compensation Committee may, from time to time, consider granting supplemental bonuses based on achievement of different performance measures. In 2013, the Compensation Committee approved the grant of supplemental bonuses to Messrs. Zafiropoulo and Wright subject to achievement of an operating income percentage for 2013 that ranked in the top three operating income percentages among a peer group of ten companies selected by the Compensation Committee. No supplemental bonuses were paid for 2013 as the Company’s Operating Income Percentage for 2013 did not rank in the top three.

The overall compensation structure is not overly-weighted toward short-term incentives, and the Compensation Committee has taken what it believes are reasonable steps to protect against the potential of disproportionately large short-term incentives that might encourage excessive risk taking.

Market Timing of Equity Awards. The Compensation Committee does not engage in any market timing of the equity awards made to the executive officers or other award recipients. The awards for existing executive officers and employees are typically authorized in connection with the annual performance review process, which generally occurs in the first quarter of the succeeding fiscal year. The authorized RSU and stock option awards are then typically made in equal installments on designated dates during the year in accordance with the established policy of tying the award dates to the second full trading date following the earnings release for the prior quarter.

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

The severance benefits will be provided under two basic scenarios: (i) an involuntary termination or resignation for good reason in the absence of a change in control and (ii) a termination for any reason following a change in control of the Company. In the change in control scenario, the level of severance benefits is higher in that:

(a)	All outstanding equity awards made to Messrs. Zafiropoulo and Wright will immediately vest upon a change in control (whether or not their employment terminates), whereas in a non-change-in-control situation, vesting acceleration will occur only upon an actual termination of employment.

(b)	The salary continuation period would be twice as long in a change in control termination.

(c)	Mr. Zafiropoulo will be entitled to a full tax gross-up with respect to any excise tax he may incur under Section 4999 of the Internal Revenue Code should any of the severance benefits he receives in a change in control situation be deemed to be a parachute payment under Section 280G of the Internal Revenue Code.

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

Executive Officer Perquisites. It is not the Company’s practice to provide its executive officers with any significant perquisites. The Company does, however, provide Mr. Zafiropoulo with a company automobile for which the Company pays all expenses (including, without limitation, all lease payments or the full purchase price of the vehicle) and which he uses from time to time for personal matters. The dollar value of the perquisite reported in the Summary Compensation Table below was determined based on the Company’s cost for the 2013 fiscal year allocable to such personal use. The Company believes that the provision of a company automobile is a common perquisite for executive officers at Mr. Zafiropoulo’s level and is appropriate in light of his long years of tenure with the Company.

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

The non-performance-based compensation paid to Mr. Zafiropoulo for the 2013 fiscal year exceeded the $1.0 million limit for the 2013 fiscal year by approximately $4 million. Mr. Wright in his capacity as the Company’s Chief Financial Officer was not a covered individual subject to the Section 162(m) limitation.

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

Summary Compensation Information

The following table provides certain summary information concerning the compensation earned for services rendered in all capacities to the Company and its subsidiaries for the years ended December 31, 2013, 2012, and 2011, respectively, by the Company’s Chief Executive Officer and Chief Financial Officer. Each of the listed individuals shall be hereinafter referred to as a “named executive officer.” There were no other executive officers of the Company during the 2013 fiscal year.

Name and Principal Position	Year	Salary ($)(1)	Bonus ($)	Stock Awards ($)(2)	Option Awards ($)(3)	Non-Equity Incentive Plan Compensation ($)(4)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)		All Other Compensation ($)		Total ($)
Arthur W. Zafiropoulo, Chairman of the Board, Chief Executive Officer and President	2013 2012 2011	518,053 575,000 574,231	— — —	2,707,000 3,611,200 3,869,625	— — —	— 1,316,000 815,000	— — —		122,108 79,173 88,736	(5) (6) (7)	3,346,161 5,581,373 5,347,592

Bruce R. Wright, Senior Vice President, Finance, Chief Financial Officer and Secretary	2013 2012 2011	322,269 350,000 349,039	— — —	1,353,500 1,203,732 1,289,875	— 1,092,635 1,122,961	— 543,000 331,000	8,302 3,162 119	(8) (10) (12)	34,487 37,213 33,619	(9) (11) (13)	1,718,558 3,229,742 3,126,613

(1)	Includes amounts deferred under the Company’s 401(k) Plan, a qualified deferred compensation plan under section 401(k) of the Internal Revenue Code, and the Company’s Executive Deferred Compensation Plan, a non-qualified deferred compensation program.

(2)	The amount indicated in the column for each fiscal year represents the aggregate grant-date fair value of the restricted stock unit awards made in that year. The grant-date fair value is in each instance calculated in accordance with Accounting Standards Codification (“ASC”) Topic 718, Compensation-Stock Compensation (“ASC Topic 718”), on the basis of the closing price of the Company’s common stock on the award date and does not take into account any estimated forfeitures related to service-vesting or performance-vesting conditions. For further information concerning such grant-date fair value, please see footnote 5 to the Company’s audited financial statements for the fiscal year ended December 31, 2013 included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 28, 2014.
(3)	The amount indicated in the column for each fiscal year represents the aggregate grant-date fair value of the stock option grants made in that year, as calculated in accordance with ASC Topic 718, and does not take into account any estimated forfeitures related to service-vesting or performance-vesting conditions. The assumptions used in the calculation of such grant-date fair value are set forth in footnote 5 to the Company’s audited financial statements for the year ended December 31, 2013 included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 28, 2014.
(4)	The amount shown for each fiscal year reflects (i) the actual bonuses earned under the Management Incentive Plan (the “MIP”) in effect for that fiscal year and (ii) for the 2012 and 2013 fiscal years, any supplemental bonus earned for such fiscal year due to achievement of the applicable performance goal. For the 2013 fiscal year, no bonuses were earned under the Management Incentive Plan and no supplemental bonuses were earned as, in each case, the applicable performance goals were not achieved. For the 2012 fiscal year, a supplemental bonus was earned and such bonus was paid in full to the named executive officer following the close of the 2012 fiscal year, and one-third of the reported bonus amount for the 2012 MIP was paid to the named executive officer following the close of the 2012 fiscal year. The remaining portion of the reported bonus amount for the 2012 MIP was deferred and is subject to an annual installment vesting schedule tied to the named executive officer’s continued service with the Company over an additional two-year period that will end on December 31, 2014. The deferred portion of the 2012 fiscal year bonus awards will immediately vest and become payable in the event the named executive officer’s employment terminates under certain defined circumstances during the deferral period. Accelerated payouts will also occur in the event of certain changes in control or ownership of the Company. One-third of the reported bonus amount for the 2011 MIP was paid to the named executive officer following the close of the 2011 fiscal year. The remaining portion was deferred and subject to an annual installment vesting schedule tied to the named executive officer’s continued service with the Company over an additional two-year period that ended on December 31, 2013.
(5)	Represents (i) $76,200 attributable to the costs to the Company for the non-business use of a Company car provided to Mr. Zafiropoulo, (ii) $38,258 attributable to the amount accrued by the Company for the 2013 fiscal year with respect to the lifetime retiree health care coverage to which Mr. Zafiropoulo is entitled following his termination of employment, and (iii) $7,650 attributable to the matching contribution made by the Company to Mr. Zafiropoulo’s account in the Company’s 401(k) plan. For further information regarding such benefit, please see the section entitled “Employment Contracts, Termination of Employment Agreements and Change in Control” below.
(6)	Represents (i) $43,250 attributable to the costs to the Company for the non-business use of a Company car provided to Mr. Zafiropoulo, (ii) $28,423 attributable to the amount accrued by the Company for the 2012 fiscal year with respect to the lifetime retiree health care coverage to which Mr. Zafiropoulo is entitled following his termination of employment, and (iii) $7,500 attributable to the matching contribution made by the Company to Mr. Zafiropoulo’s account in the Company’s 401(k) plan.
(7)	Represents (i) $42,191 attributable to the costs to the Company for the non-business use of a Company car provided to Mr. Zafiropoulo, (ii) $39,195 attributable to the amount accrued by the Company for the 2011 fiscal year with respect to the lifetime retiree health care coverage to which Mr. Zafiropoulo is entitled following his termination of employment, and (iii) $7,350 attributable to the matching contribution made by the Company to Mr. Zafiropoulo’s account in the Company’s 401(k) plan.
(8)	Represents the notional gain for the 2013 fiscal year with respect to the compensation deferred by the named executive officer under the Executive Deferred Compensation Plan. For further information regarding the Executive Deferred Compensation Plan and Mr. Wright’s contributions, please see the section entitled “Nonqualified Deferred Compensation” below.
(9)	Represents (i) $26,837 attributable to the amount accrued by the Company for the 2013 fiscal year with respect to the lifetime retiree health care coverage to which Mr. Wright may become entitled following his termination of employment under certain defined circumstances, and (ii) $7,650 attributable to the matching contribution made by the Company to Mr. Wright’s account in the Company’s 401(k) plan. For further information regarding such health care coverage, please see the section entitled “Employment Contracts, Termination of Employment Agreements and Change in Control” below.
(10)	Represents the notional gain for the 2012 fiscal year with respect to the compensation deferred by the named executive officer under the Executive Deferred Compensation Plan.
(11)	Represents (i) $29,713 attributable to the amount accrued by the Company for the 2012 fiscal year with respect to the lifetime retiree health care coverage to which Mr. Wright may become entitled following his termination of employment under certain defined circumstances, and (ii) $7,500 attributable to the matching contribution made by the Company to Mr. Wright’s account in the Company’s 401(k) plan.
(12)	Represents the notional gain for the 2011 fiscal year with respect to the compensation deferred by the named executive officer under the Executive Deferred Compensation Plan.
(13)	Represents (i) $26,269 attributable to the amount accrued by the Company for the 2011 fiscal year with respect to the lifetime retiree health care coverage to which Mr. Wright may become entitled following his termination of employment under certain defined circumstances, and (ii) $7,350 attributable to the matching contribution made by the Company to Mr. Wright’s account in the Company’s 401(k) plan.

Grants of Plan-Based Awards

The following table provides certain summary information concerning each grant of an award made to a named executive officer in the 2013 fiscal year under a compensation plan.

Name	Grant Date	Potential Payouts Under Non-Equity Incentive Plan Awards (1)				All Other Stock Awards: Number of Shares of Stock or Units (#)(2)	Grant Date Fair Value of Equity Awards (3)($)
(a)	(b)	Threshold ($)(c)	Target ($)(d)	Maximum ($)(e)		(f)	(i)
Arthur W. Zafiropoulo	1/28/2013	215,625	862,500		(1)
	7/22/2013					50,000	1,478,500
	10/21/2013					50,000	1,228,500

Bruce R. Wright	1/28/2013	87,500	350,000		(1)
	7/22/2013					25,000	739,250
	10/21/2013					25,000	614,250

(1)

Reflects the potential amounts payable under the Company’s 2013 Management Incentive Plan based on the Company’s attainment of revenue and operating income goals set at various levels for that year, namely, Minimum (threshold), Tier I, Tier II and Tier III (target) levels. Fifty percent (50%) of the target bonus amount for each named executive officer was allocated to each of the two applicable performance goals, and the actual bonus payable with respect to each goal was accordingly tied to the level at which that goal was attained. If the Company’s operating income or revenue goal for the 2013 fiscal year exceeds the Tier III (target) level, then the bonus potential for that goal would be increased on an extrapolated basis in accordance with the same slope that applies to the interpolation between Tier II and Tier III level performance. For purposes of the table, the potential bonus indicated for each level assumes that both performance goals were attained at the same level. For further information concerning such potential bonus amounts, please see the description of the 2013 Management Incentive Plan that follows.

(2)	Reflects RSU awards made at two intervals during the 2013 fiscal year. The two award dates were July 22, 2013 and October 21, 2013. Each award will vest in a series of fifty successive equal monthly installments upon the named executive officer’s completion of each month of continued employment over the 50-month period measured from January 1, 2013, subject to full vesting acceleration in the event his employment terminates under certain circumstances or upon certain changes in control or ownership of the Company. The shares underlying the vested units will be issued at designated intervals over the 50-month vesting period or (if earlier) upon the occurrence of any of the vesting acceleration events.
(3)	The dollar value reported with respect to the restricted stock unit awards reflects the grant-date fair value of each restricted stock unit award, calculated in accordance with ASC Topic 718. Such grant date fair value is accordingly based on the closing price of the Company’s common stock on the applicable award date and does not take into account any estimated forfeitures related to service-vesting or performance-vesting conditions.

2013 Management Incentive Plan. The performance objectives established under the 2013 Management Incentive Plan for the 2013 fiscal year were tied to separate revenue and operating income goals set at four specified levels. Fifty percent (50%) of the target bonus for each named executive officer was allocated to the revenue performance goal, and the remaining fifty percent (50%) was allocated to the operating income performance goal. For each specified level of performance goal attainment, a designated dollar amount was established as the potential bonus payable with respect to that goal. If the actual level of attainment for a particular performance goal were below the threshold level, then no bonus amount would have been payable with respect to that goal. If the actual level of goal attainment were between any two designated levels up to the Tier III target level, the potential bonus with respect to that goal would be interpolated on a straight line basis between those two levels. If the actual level of goal attainment were above the Tier III target level, then the bonus potential with respect to that goal would increase based on the same slope that existed between that Tier III target level and the immediately preceding level. Following the close of the 2013 fiscal year, the Compensation Committee reviewed the Company’s financial results for such year and determined that neither the Company’s operating income nor the Company’s revenue for the 2013 fiscal year met the threshold levels for each goal. As a result, Messrs. Zafiropoulo and Wright did not earn a bonus for the 2013 fiscal year. For more information regarding the 2013 Management Incentive Plan, please see the section entitled “Incentive Compensation” in the Company’s Compensation Discussion and Analysis.

Outstanding Equity Awards at Fiscal Year-End

The following table provides certain summary information concerning outstanding equity awards held by the named executive officers as of December 31, 2013.

Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable		Option Exercise Price($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested(#)		Market Value of Shares or Units of Stock That Have Not Vested ($)(1)
Arthur W. Zafiropoulo						76,000	(2)	2,204,000
						62,400	(3)	1,809,600
						42,000	(4)	1,218,000
						4,000	(5)	116,000
	75,000			9.66	2/3/2018
	65,000			16.16	12/16/2015
	80,000			14.12	1/22/2015
	80,000			16.01	10/19/2014

Bruce R. Wright						38,000	(2)	1,102,000
						20,800	(3)	603,200
						14,000	(4)	406,000
						2,000	(5)	58,000
	12,800			28.92	10/22/2022
		13,866	(6)	28.92	10/22/2022
	12,801			30.12	7/23/2022
		13,866	(6)	30.12	7/23/2022
	12,801			31.24	4/23/2022
		13,866	(6)	31.24	4/23/2022
	18,000			22.00	10/24/2021
		7,000	(7)	22.00	10/24/2021
	18,000			27.75	7/25/2021
		7,000	(7)	27.75	7/25/2021
	18,000			30.91	4/26/2021
		7,000	(7)	30.91	4/26/2021
	18,000			22.53	1/31/2021
		7,000	(7)	22.53	1/31/2021
	24,000			18.65	10/26/2020
		1,000	(8)	18.65	10/26/2020
	24,000			18.92	7/26/2020
		1,000	(8)	18.92	7/26/2020
	24,000			15.65	4/26/2020
		1,000	(8)	15.65	4/26/2020
	18,528			12.25	2/8/2020
		1,000	(8)	12.25	2/8/2020
	4,800			9.66	2/4/2018
	30,000			16.16	12/16/2015
	32,918			14.12	1/22/2015

(1)	Based on the $29.00 closing price per share of the Company’s common stock on December 31, 2013.
(2)

Reflects the unvested portion of RSU awards covering an aggregate of 100,000 shares of the Company’s common stock that were made to Mr. Zafiropoulo in two equal installments during the 2013 fiscal year and the unvested portion of RSU awards covering an aggregate of 50,000 shares of the Company’s common stock that were made to Mr. Wright on a similar basis during the 2013 fiscal year. Each installment of the RSU award will vest in a series of 50 successive equal monthly installments upon the named executive officer’s completion of each month of continued employment over the 50-month period measured from January 1, 2013, subject to full vesting acceleration in the event his employment terminates under certain circumstances or upon certain changes in control or ownership of the Company. The shares underlying the vested units will be issued at designated intervals over the 50-month vesting period or (if earlier) upon the occurrence of any of the vesting acceleration events.
(3)	Reflects the unvested portion of RSU awards covering an aggregate of 120,000 shares of the Company’s common stock that were made to Mr. Zafiropoulo in three equal quarterly installments during the 2012 fiscal year and the unvested portion of RSU awards covering an aggregate of 40,000 shares of the Company’s common stock that were made to Mr. Wright on a similar quarterly basis during the 2012 fiscal year. Each quarterly RSU award will vest in a series of 50 successive equal monthly installments upon the named executive officer’s completion of each month of continued employment over the 50-month period measured from January 1, 2012, subject to full vesting acceleration in the event his employment terminates under certain circumstances or upon certain changes in control or ownership of the Company. The shares underlying the vested units will be issued at designated intervals over the 50-month vesting period or (if earlier) upon the occurrence of any of the vesting acceleration events.
(4)	Reflects the unvested portion of RSU awards covering an aggregate of 150,000 shares of the Company’s common stock that were made to Mr. Zafiropoulo in four equal quarterly installments during the 2011 fiscal year and the unvested portion of RSU awards covering an aggregate of 50,000 shares of the Company’s common stock that were made to Mr. Wright on a similar quarterly basis during the 2011 fiscal year. Each quarterly RSU award will vest in a series of 50 successive equal monthly installments upon the named executive officer’s completion of each month of continued employment over the 50-month period measured from January 1, 2011, subject to full vesting acceleration in the event his employment terminates under certain circumstances or upon certain changes in control or ownership of the Company. The shares underlying the vested units will be issued at designated intervals over the 50-month vesting period or (if earlier) upon the occurrence of any of the vesting acceleration events.
(5)	Reflects the unvested portion of RSU awards covering an aggregate of 100,000 shares of the Company’s common stock that were made to Mr. Zafiropoulo in four equal quarterly installments during the 2010 fiscal year and the unvested portion of RSU awards covering an aggregate of 50,000 shares of the Company’s common stock that were made to Mr. Wright on a similar quarterly basis during the 2010 fiscal year. Each quarterly RSU award will vest in a series of 50 successive equal monthly installments upon the named executive officer’s completion of each month of continued employment over the 50-month period measured from January 1, 2010, subject to full vesting acceleration in the event his employment terminates under certain circumstances or upon certain changes in control or ownership of the Company. The shares underlying the vested units will be issued at designated intervals over the 50-month vesting period or (if earlier) upon the occurrence of any of the vesting acceleration events.
(6)	Reflects the unvested portion of the stock option grants covering an aggregate of 80,000 shares of the Company’s common stock made to Mr. Wright in three equal quarterly installments during the 2012 fiscal year. Each quarterly option grant will vest and become exercisable for twenty-four percent (24%) of the covered shares of the Company’s common stock upon Mr. Wright’s continuation in the Company’s employ through December 31, 2012 and will vest and become exercisable for the balance of the shares in a series of thirty-eight (38) successive equal monthly installments upon Mr. Wright’s completion of each of the next thirty-eight (38) months of continued employment thereafter. However, each such option will vest in full and become exercisable for all the shares of the Company’s common stock subject to that option on an accelerated basis in the event the named executive officer’s employment terminates under certain circumstances or upon certain changes in control or ownership of the Company.
(7)	Reflects the unvested portion of the stock option grants covering an aggregate of 100,000 shares of the Company’s common stock made to Mr. Wright in four equal quarterly installments during the 2011 fiscal year. Each quarterly option grant will vest and become exercisable for twenty-four percent (24%) of the covered shares of the Company’s common stock upon Mr. Wright’s continuation in the Company’s employ through December 31, 2011 and will vest and become exercisable for the balance of the shares in a series of thirty-eight (38) successive equal monthly installments upon Mr. Wright’s completion of each of the next thirty-eight (38) months of continued employment thereafter. However, each such option will vest in full and become exercisable for all the shares of the Company’s common stock subject to that option on an accelerated basis in the event the named executive officer’s employment terminates under certain circumstances or upon certain changes in control or ownership of the Company.

(8)	Reflects the unvested portion of the stock option grants covering an aggregate of 100,000 shares of the Company’s common stock made to Mr. Wright in four equal quarterly installments during the 2010 fiscal year. Each quarterly option grant will vest and become exercisable for twenty-four percent (24%) of the covered shares of the Company’s common stock upon Mr. Wright’s continuation in the Company’s employ through December 31, 2010 and will vest and become exercisable for the balance of the shares in a series of thirty-eight (38) successive equal monthly installments upon Mr. Wright’s completion of each of the next thirty-eight (38) months of continued employment thereafter. However, each such option will vest in full and become exercisable for all the shares of the Company’s common stock subject to that option on an accelerated basis in the event the named executive officer’s employment terminates under certain circumstances or upon certain changes in control or ownership of the Company.

Option Exercises and Stock Vested

The following table sets forth for each of the named executive officers, the number of shares of the Company’s common stock acquired and the value realized on each exercise of stock options during the year ended December 31, 2013, and the number and value of shares of the Company’s common stock subject to each restricted stock unit award that vested during the year ended December 31, 2013. No stock appreciation rights were exercised by the named executive officers during the 2013 fiscal year, and none of those officers held any stock appreciation rights as of December 31, 2013.

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)(1)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)(2)
Arthur W. Zafiropoulo	200,000	3,792,968	88,800	3,617,712
Bruce R. Wright	—	—	33,600	1,368,864

(1)	Value realized is determined by multiplying (i) the amount by which the market price of the common stock on the date of exercise exceeded the exercise price by (ii) the number of shares for which the options were exercised.
(2)	Value realized is determined by multiplying (i) the market price of the common stock on the applicable vesting date by (ii) the number of shares as to which each award vested on such date.

Nonqualified Deferred Compensation

Deferred Cash Compensation

The following table shows the deferred compensation activity for each named executive officer during the 2013 fiscal year. The column labeled “Executive Contributions in Last FY” indicates the amount of compensation voluntarily deferred by the named executive officer under the Company’s Executive Deferred Compensation Plan. The column entitled “Registrant Contributions in Last FY” reflects the portion of the bonus earned by each named executive officer under the 2013 MIP that was deferred pursuant to the terms of that plan.

Name	Executive Contributions in Last FY ($)	Registrant Contributions in Last FY ($)	Aggregate Earnings in Last FY ($)		Aggregate Withdrawals/ Distributions ($)(4)	Aggregate Balance at Last FYE ($)(5)
Arthur W. Zafiropoulo	—	—	43,987	(1)	1,146,197	1,125,886
Bruce R. Wright	—	—	20,808	(1)(2)(3)	506,443	287,117

(1)	Represents the interest accrued for the 2013 fiscal year on the deferred portion of the named executive officer’s bonus awards under the 2010, 2011 and 2012 Management Incentive Plans. For Mr. Wright, such accrued interest was in the amount of $12,506.

(2)	Includes a notional gain in the amount of $8,302 for the 2013 fiscal year with respect to the compensation deferred by the named executive officer under the Executive Deferred Compensation Plan. The amount represents the net notional rate of return for the 2013 fiscal year based on the actual market earnings realized by the single investment fund selected by the named executive officer from the group of investment funds available to track notional investment returns on the account balances maintained under the Executive Deferred Compensation Plan. The investment fund so selected by the named executive officer for the 2013 fiscal year and the rate of return for such fund for such year was as follows: Vanguard Var Ins Fund Total Stock Market with a rate of return of 33.28%.
(3)	$8,302 of the amount reported in the column entitled “Aggregate Earnings in Last FY” for Mr. Wright is also included in the “Change in Pension Value and Nonqualified Deferred Compensation Earnings” column of the Summary Compensation Table and is also included in the column entitled “Aggregate Balance of Last FYE” of this table.
(4)	Represents the vested amounts paid to Messrs. Zafiropoulo and Wright during the 2013 fiscal year pursuant to the deferred portion of the bonuses awarded them under the Management Incentive Plan for the 2011 and 2012 fiscal years.
(5)	Includes the following amounts reported for the named executive officer in the Summary Compensation Tables for the 2013 fiscal year and prior fiscal years: for Mr. Zafiropoulo, $405,180 of the $1,215,541 Non-Equity Incentive Plan bonus amount reported for the 2012 fiscal year; and for Mr. Wright (i) the $3,500 of salary deferred for the 2012 fiscal year under the Executive Deferred Compensation Plan, (ii) $164,421 of the $493,263 Non-Equity Incentive Plan bonus amount reported for the 2012 fiscal year, (iii) $3,790 of deferred salary for the 2011 fiscal year and $3,500 of deferred salary for the 2009 fiscal year, (iv) $8,302 of notional earnings reported for the 2013 fiscal year with respect to deferred compensation under the Executive Deferred Compensation Plan, (v) $3,162 of notional earnings reported for the 2012 fiscal year with respect to deferred compensation under the Executive Deferred Compensation Plan, (vi) $119 of notional earnings reported for the 2011 fiscal year with respect to deferred compensation under the Executive Deferred Compensation Plan, (vii) $1,975 of notional earnings reported for the 2010 fiscal year with respect to deferred compensation under the Executive Deferred Compensation Plan, (viii) $1,902 of notional earnings reported for the 2009 fiscal year with respect to deferred compensation under the Executive Deferred Compensation Plan, (ix) $3,181 of deferred salary for the 2008 fiscal year, (x) $2,492 of deferred salary for the 2007 fiscal year, and (xi) $8 of notional earnings reported for the 2007 fiscal year under the Executive Deferred Compensation Plan. For the 2008 fiscal year, there was a notional loss of $1,763 with respect to Mr. Wright’s deferred compensation under the Executive Deferred Compensation Plan.

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

Deferred Portion of the 2011 and 2012 MIP Bonus. One-third of the bonus amount earned under the 2011 MIP was paid to the named executive officer following the close of the 2011 fiscal year. The remaining portion was deferred and subject to an annual installment vesting schedule tied to the named executive officer’s continued service with the Company over an additional two-year period that ended on December 31, 2013. One-third of the bonus amount earned under the 2012 MIP was paid to the named executive officer following the close of the 2012 fiscal year. The remaining portion has been deferred and is subject to an annual installment vesting schedule tied to the named executive officer’s continued service with the Company over an additional two-year period ending December 31, 2014. The deferred portions are paid as they vest and will earn interest at a designated rate until paid. The deferred portions will immediately vest and become payable in the event the named executive officer’s employment terminates under certain defined circumstances during the deferral period. Accelerated payouts will also occur in the event of certain changes in control or ownership of the Company.

Deferred Equity Compensation

The following table shows the deferred compensation activity for each named executive officer for the 2013 fiscal year attributable to the shares of the Company’s common stock that were vested as of December 31, 2013 under his outstanding RSU awards but that are subject to a deferred issuance date:

Name	Executive Contributions in Last FY ($)	Registrant Contributions in Last FY ($)	Aggregate Earnings in Last FY ($)(1)	Aggregate Withdrawals/ Distributions ($)(2)	Aggregate Balance at Last FYE ($)
Arthur W. Zafiropoulo	—	—	305,472	3,617,712	3,271,200	(3)
Bruce R. Wright	—	—	115,584	1,368,864	1,322,400	(4)

(1)	Represents, with respect to the shares of the Company’s common stock in which Mr. Zafiropoulo (88,000 shares) and Mr. Wright (33,600 shares) were vested on January 1, 2013 under their outstanding RSU awards with deferred issuance dates, the amount (if any) by which the fair market value of those shares on December 31, 2013 (or, if earlier, the date of their actual issuance in the 2013 fiscal year) exceeded their fair market value as of January 1, 2013. Since no dividends were paid on the Company’s outstanding common stock during the 2013 fiscal year, no amounts were credited to the named executive officer’s deferred share account pursuant to the dividend equivalent rights provided under his outstanding RSUs.
(2)	Represents, with respect to the previously-deferred shares of the Company’s common stock that were issued to the named executive officer during the 2013 fiscal year, the dollar amount determined by multiplying the number of shares so issued by the closing price per share on the issuance date.
(3)	Represents the fair market value on December 31, 2013 of the shares of the Company’s common stock in which Mr. Zafiropoulo was vested on that date under his outstanding RSU awards with deferred issuance dates beyond December 31, 2013. The amount reported was calculated by multiplying those vested deferred shares by the $29.00 per share closing price of the common stock on December 31, 2013. Mr. Zafiropoulo was credited with 112,800 vested deferred shares as of December 31, 2013.
(4)	Represents the fair market value on December 31, 2013 of the shares of the Company’s common stock in which Mr. Wright was vested on that date under his outstanding RSU awards but which are subject to deferred issuance dates beyond December 31, 2013. The amount reported was calculated by multiplying those vested deferred shares by the $29.00 per share closing price of the common stock on December 31, 2013. Mr. Wright was credited with 45,600 vested deferred shares as of December 31, 2013.

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

While a number of employees do participate in performance-based cash incentive plans, the Company believes that those plans are structured in a manner that encourages the participating employees to remain focused on both the short- and long-term operational and financial goals of the Company. For example, payments under the Management Incentive Plan in which the Company’s executive officers and other members of the management team participate (as discussed earlier in this section on Executive Compensation) are tied to both revenue and operating income metrics that are strategic to the Company’s long-term objectives of sustained revenue generation and continued expense management. In addition, the actual bonus amount is in all instances tied to a fraction or a multiple of the target bonus set for each participant and, for 2013, the maximum bonus potential was limited to five million dollars in accordance with the dollar limitation on the amount of performance-based awards payable in cash per participant per fiscal year that has been approved by the Company’s stockholders under the Company’s Amended and Restated 1993 Stock Option/Stock Issuance Plan. Finally, payments based on performance goal attainment under the Management Incentive Plan are subject to an additional service vesting schedule so that a participant must remain with the Company for at least three years from the start of the one-year performance measurement period in order to earn his or her full payment for that performance period, thereby further encouraging long-term focus.

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

Compensation of Directors

The following table sets forth certain information regarding the compensation of each non-employee director for service on the Board of Directors during the 2013 fiscal year.

Name	Fees Earned or Paid in Cash ($)(1)	Option Awards ($)(2)	Stock Awards ($)(3)(4)	All other Compensation	Total ($)
Joel F. Gemunder	52,000	—	267,525	—	319,525
Nicholas Konidaris	54,000	—	267,525	—	321,525
Rick Timmins	96,000	—	267,525	—	363,525
Dennis R. Raney	73,500	—	267,525	—	341,025
Henri Richard	75,500	—	267,525	—	343,025
Michael Child	62,750	—	267,525	—	330,275

(1)	Represents cash retainer fees for serving on our Board of Directors and Board committees and fees for attending meetings of the Board of Directors or Board committees. For further information concerning the cash retainer fees, see the section below entitled “Director Annual Meeting and Retainer Fees”.

(2)	As of December 31, 2013, the following non-employee directors held options to purchase the following number of shares of the Company’s common stock: Mr. Gemunder, 24,000 shares; Mr. Konidaris, no shares; Mr. Timmins, 24,000 shares; Mr. Raney, 8,000 shares; Mr. Richard, no shares; and Mr. Child, no shares.
(3)	Pursuant to the automatic grant program in effect under the Company’s 1993 Stock Option/Stock Issuance Plan, Messrs. Gemunder, Konidaris, Timmins, Raney, Richard, and Child each received an RSU award covering 7,500 shares of the Company’s common stock at the 2013 Annual Meeting. Each such RSU award had a grant-date fair value of $35.67 per unit. Such grant-date fair value was, in accordance with ASC Topic 718, based on the closing price per share of the Company’s common stock on the grant date and was not adjusted for estimated forfeitures related to service-vesting conditions. For further information concerning the grant of RSUs to non-employee directors under the automatic grant program of the Company’s 1993 Plan, see the section below entitled “1993 Stock Option/Stock Issuance Plan”.
(4)	As of December 31, 2013, the following non-employee directors held RSU awards covering the following number of shares of the Company’s common stock: Mr. Gemunder, 7,500 shares; Mr. Konidaris, 7,500 shares; Mr. Timmins, 7,500 shares; Mr. Raney, 7,500 shares; Mr. Richard, 7,500 shares, and Mr. Child, 12,500 shares.

Director Annual Retainer and Meeting Fees. For the fiscal year ended December 31, 2013, the cash compensation paid to the non-employee Board members was as follows: (i) an annual cash retainer fee of $30,000, (ii) an additional cash fee of $20,000 to the Board member serving as “lead director”, (iii) an additional cash fee of $20,000 to the Board member serving as Chair of the Audit Committee, (iv) an additional cash fee of $17,500 to each Board member serving as the Chair of any standing Board committee other than the Audit Committee, (v) a cash fee of $2,000 per Board meeting attended, (vi) a cash fee of $2,000 per standing Board committee meeting attended (except that no fee is paid for any Board committee meeting held on the same day as a Board meeting), and (vii) a cash fee of $1,000 per standing Board committee meeting held on the day before or after a Board meeting at the Company’s headquarters.

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

Each of the following non-employee Board members received at the 2013 Annual Stockholders Meeting an automatic RSU award covering 7,500 shares of the Company’s common stock: Messrs. Raney, Richard, Gemunder, Konidaris, Timmins and Child.

Employment Contracts, Termination of Employment Agreements and Change of Control

1993 Stock Option/Stock Issuance Plan

All outstanding options and RSUs under the Company’s 1993 Stock Option/Stock Issuance Plan (the “1993 Plan”) will immediately vest upon a change in control, to the extent not assumed or continued in effect by the successor entity or replaced with an incentive compensation program which preserves the intrinsic value of the award at that time and provides for the subsequent vesting and concurrent payout of that value in accordance with the pre-existing vesting schedules for those awards. The Compensation Committee also has the authority as the administrator of the 1993 Plan to provide for the accelerated vesting of any shares of the Company’s common stock subject to outstanding equity awards held by one or more participants whether or not those awards are assumed or continued in effect by the successor entity in the event of (i) an acquisition of the Company by merger or asset sale, (ii) a change in control of the Company effected through the acquisition of more than fifty percent (50%) of the Company’s outstanding common stock or through a change in the majority of the Board of Directors as a result of one or more contested elections for Board membership or (iii) a termination of employment (whether involuntarily or through a resignation for good reason) following such acquisition or change in control. The Compensation Committee has structured the stock options granted to Messrs. Zafiropoulo and Wright and the RSU awards made to them so that those equity awards will vest in full on an accelerated basis upon such an acquisition or change in control of the Company. In addition, as explained below, the Company’s existing employment agreements with Messrs. Zafiropoulo and Wright provide for accelerated vesting should their employment terminate under certain circumstances in the absence of a change in control.

Employment, Termination of Employment and Change in Control Agreements

The Company has existing employment agreements with Messrs. Zafiropoulo and Wright that provide for accelerated vesting and severance benefits under certain circumstances. Those agreements may be summarized as follows:

Mr. Zafiropoulo

The employment agreement with Mr. Zafiropoulo provides that he will serve as the Chief Executive Officer of the Company and that the Company will use its reasonable best efforts to have him elected as a member of the Board of Directors and as Chairman of the Board of Directors for so long as he remains so employed by the Company. Pursuant to the employment agreement, Mr. Zafiropoulo was paid at an annual base salary rate of $575,000 for each of the 2011 and 2012 fiscal years and was paid at an base salary rate of $575,000 for the first and last quarters of the 2013 fiscal year and $431,250 for the second and third quarters of the 2013 fiscal year and is entitled to a target bonus of up to sixty percent (60%) of base salary (which can be periodically increased by the Compensation Committee and which was set at one hundred fifty percent (150%) for the 2013 fiscal year). He may also receive stock options or restricted stock unit awards from time to time at the discretion of the Compensation Committee. Mr. Zafiropoulo is also entitled to reimbursement from the Company for the costs incurred to obtain lifetime retiree health care coverage (medical and dental) for himself and his spouse. To the extent such reimbursements become taxable to Mr. Zafiropoulo or his spouse, he or she will be entitled to a full tax gross-up from the Company to cover the taxes attributable to such reimbursements and any taxes that apply to the gross-up payment.

Mr. Zafiropoulo’s employment may be terminated by him or by the Company at any time, with or without cause. If the Company terminates his employment other than for cause, or in the event of his death, disability or resignation for good reason, Mr. Zafiropoulo (or his beneficiary) will be entitled to receive (i) the outstanding deferred balance of the bonuses earned for prior years, (ii) 12 months of continued base salary at the rate then in effect for him, (iii) accelerated vesting of twenty-five percent (25%) of his outstanding stock options and restricted stock units (or such greater acceleration as set forth in an award agreement which, based on the outstanding award agreements as of December 31, 2013, results in one hundred percent (100%) accelerated vesting), (iv) an extension of the time to exercise his outstanding vested stock options for a period of up to one year and 90 days measured from the termination date of his employment and (v) continued use of a Company car for 12 months with reimbursement from the Company of all related expenses.

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

Mr. Wright

The employment agreement with Mr. Wright provides that he will serve as the Senior Vice President, Finance, Chief Financial Officer, and Secretary of the Company. Pursuant to the employment agreement, Mr. Wright was paid a base salary of $350,000 for each of the 2011 and 2012 fiscal years and was paid at an base salary rate of $350,000 for the first and last quarters of the 2013 fiscal year and $280,000 for the second and third quarters of the 2013 fiscal year and is entitled to a target bonus of up to forty percent (40%) of base salary (which can be increased periodically by the Compensation Committee and which was set at one hundred percent (100%) for the 2013 fiscal year). In addition, he may also receive stock options or restricted stock unit awards from time to time at the discretion of the Compensation Committee.

Mr. Wright’s employment may be terminated by him or by the Company at any time, with or without cause. If the Company terminates his employment other than for cause, or in the event of his death, disability or resignation for good reason, Mr. Wright (or his beneficiary) will be entitled to receive (i) the outstanding deferred balance of the bonuses earned for prior years, (ii) 12 months of continued base salary at the rate then in effect for him, (iii) ) accelerated vesting of twenty-five percent (25%) of his outstanding stock options and restricted stock units (or such greater acceleration as set forth in an award agreement which, based on the outstanding award agreements as of December 31, 2013, results in one hundred percent (100%) accelerated vesting), (iv) an extension of the time to exercise his outstanding vested stock options for a period of up to one year and 90 days measured from the termination date of his employment, and (v) reimbursement from the Company for the costs incurred to obtain lifetime retiree health care coverage (medical and dental) for himself and his spouse, to the extent those costs exceed the amount charged an active employee of the Company for comparable health care coverage.

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

Quantification of Benefits

The charts below quantify the potential payments Messrs. Zafiropoulo and Wright would receive based upon the following assumptions:

(i) the executive’s employment terminated on December 31, 2013 under circumstances entitling him to severance benefits under his employment agreement or equity award agreements,

(ii) as to any benefits tied to the executive’s rate of base salary, the rate of base salary is assumed to be the executive’s rate of base salary that was in effect for Messrs. Zafiropoulo and Wright on December 31, 2013 which is $575,000 and $350,000, respectively, and

(iii) with respect to benefits tied to a change in control, the change in control is assumed to have occurred on December 31, 2013 and the change in control consideration paid per share of the Company’s outstanding common stock is assumed to be equal to the closing selling price of such common stock on December 31, 2013, which was $29.00 per share.

Benefits Received Upon a Change in Control (No Termination of Employment)

The outstanding equity awards held by Messrs. Zafiropoulo and Wright will vest in full upon a change in control transaction, whether or not these awards are assumed or otherwise continued in effect.

Name	Accelerated Vesting of Equity Awards ($)(1)	Excise Tax Gross Up
Mr. Zafiropoulo	5,347,600	—
Mr. Wright	2,323,880	—

(1)	Represents the intrinsic value of the accelerated vesting of all of the named executive officer’s stock options and unvested RSU awards, based on the $29.00 closing price per share of the Company’s common stock on December 31, 2013.

Benefits Received Upon Qualifying Termination in Connection with a Change in Control

Executive	Salary Continuation ($)	Accelerated Vesting of Deferred Compensation ($)		Lifetime Retiree Medical Coverage Reimbursement (including Gross-up for Mr. Zafiropoulo) ($)		Accelerated Vesting Equity Awards / Extension of Stock Option Term		Continued Use of Corporate Automobile ($)	Excise Tax Gross-Up ($)
Mr. Zafiropoulo	1,150,000	836,697	(1)	558,979	(2)	5,517,206	(3)	152,400	—
Mr. Wright	700,000	169,765	(1)	472,915		2,606,305	(3)	—	—

(1)	Represents the payment of the deferred and unvested portion of the bonus awards made under the 2012 Management Incentive Plan. No bonus awards were made under the 2013 Management Incentive Plan.
(2)	Includes a gross-up payment to Mr. Zafiropoulo to cover the taxes attributable to such coverage and any taxes that apply to such gross-up payment.
(3)	Represents (i) the intrinsic value of the accelerated vesting of all of the named executive officer’s unvested stock options and RSUs, based on the $29.00 closing price per share of the Company’s common stock on December 31, 2013 plus (ii) the value of the extension of the post-employment exercise period for all outstanding options held by the named executive officer on December 31, 2013 from 90 days to 455 days, estimated by using the Black-Scholes option pricing model, in accordance with the provisions of ASC Topic 718.

Benefits Received Upon Qualifying Termination Not in Connection with a Change in Control

Executive	Salary Continuation ($)	Accelerated Vesting of Deferred Compensation		Lifetime Retiree Medical Coverage Reimbursement (including tax gross-up) ($)		Accelerated Vesting of Stock Options and Other Equity Awards ($)		Continued Use of Corporate Automobile ($)
Mr. Zafiropoulo	575,000	836,697	(1)	558,979	(2)	5,517,206	(3)	76,200
Mr. Wright	350,000	169,765	(1)	472,915		2,606,305	(3)	—

(1)	Represents the payment of the deferred and unvested portion of the bonus awards made under the 2012 Management Incentive Plan. No bonus awards were made under the 2013 Management Incentive Plan.

(2)	Includes a gross-up payment to Mr. Zafiropoulo to cover the taxes attributable to such coverage and any taxes that apply to such gross-up payment.
(3)	Represents (i) the intrinsic value of the accelerated vesting of 100% of Messrs. Zafiropoulo’s and Wright unvested stock options and 100% of the value of Mr. Zafiropoulo’s and 100% of the value of Mr. Wright’s unvested RSUs, based on the $29.00 closing price per share of the underlying common stock on December 31, 2013 plus (ii) the value of the extension of the post-employment exercise period for all outstanding options held by the named executive officer on December 31, 2013 from 90 days to 455 days, estimated by using the Black-Scholes option pricing model, in accordance with the provisions of ASC Topic 718.

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

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

Messrs. Gemunder, Richard, Timmins and Child served as members of the Compensation Committee during the fiscal year completed December 31, 2013. No member of the Compensation Committee is a former or current officer or employee of the Company or any of its subsidiaries. No executive officer of the Company serves as a member of the board of directors or compensation committee of any entity which has one or more of its executive officers serving as a member of the Board of Directors or Compensation Committee.

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

Michael Child

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Equity Compensation Information for Plans or Individual Arrangements with Employees and Non-Employees

The following table provides information as of December 31, 2013 with respect to the shares of the Company’s common stock that may be issued under the Company’s existing equity compensation plans. There are no outstanding options assumed by the Company in connection with its acquisitions of other companies, and there are no assumed plans under which options can currently be granted.

	A	B	C
Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options, Restricted Stock Units and Other Rights (#)(3)	Weighted Average Exercise Price of Outstanding Options (4)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column A) (#) (5)
Equity Compensation Plans Approved by Stockholders (1)	4,113,699	$23.59	1,164,159
Equity Compensation Plans Not Approved by Stockholders (2)	19,860	$12.42	—

Total	4,133,559	$23.51	1,164,159

(1)	Consists solely of the 1993 Plan.
(2)	Consists solely of the Company’s 1998 Supplemental Stock Option/Stock Issuance Plan.
(3)	Includes 1,473,675 shares subject to RSUs that will entitle each holder to one share of common stock for each unit that vest over the holder’s period of continued service with the Company.
(4)	Calculated without taking into account the 1,473,675 shares of common stock subject to outstanding RSUs that will become issuable following the vesting of those units, without any cash consideration or other payment required for those shares.
(5)	As of December 31, 2013, 1,164,159 shares of common stock were available for issuance under the 1993 Plan. Such shares may be issued under the 1993 Plan upon the exercise of stock options or stock appreciation rights granted under such plan, or the shares may be issued under the stock issuance program in effect under such plan through direct stock bonuses or pursuant to restricted stock issuances or RSU awards which vest upon the attainment of prescribed performance milestones or the completion of designated service periods. The term of the 1998 Supplemental Stock Option/Stock Issuance Plan expired in 2008, and no further awards may be made under that plan.

The 1998 Supplemental Stock Option/Stock Issuance Plan

The 1998 Supplemental Stock Option/Stock Issuance Plan (the “Supplemental Plan”) was implemented by the Board of Directors in October 1998 as a non-stockholder approved plan under which option grants or direct stock issuances could be made to employees who at the time of the grant were neither executive officers nor Board members nor held the title of Vice President or General Manager. The Supplemental Plan expired in October 2008. The Board of Directors authorized 1,950,000 shares of the Company’s common stock for issuance under the Supplemental Plan. All option grants have an exercise price per share not less than the fair market value per share of the common stock on the grant date. Such options have a maximum term of ten years, subject to earlier termination within a specified period following the optionee’s cessation of service with the Company. Each granted option will vest in one or more installments over the optionee’s period of service with the

Company. However, all outstanding options under the Supplemental Plan will vest on an accelerated basis in the event the Company is acquired and those options are not assumed, replaced or otherwise continued in effect by the acquiring entity. Restricted stock or restricted stock units awarded under the Supplemental Plan have similar vesting conditions. All options granted under the Supplemental Plan were non-statutory stock options under the Federal tax laws. As of December 31, 2013, options covering 19,860 shares of common stock were outstanding under the Supplemental Plan, there were no other outstanding awards under the Supplemental Plan and no shares remained available for future awards.

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

OWNERSHIP OF SECURITIES

The following table sets forth certain information known to the Company with respect to the beneficial ownership of the Company’s common stock as of March 31, 2014 (unless otherwise stated in the footnotes) by (i) all persons known to the Company who are or who may be deemed beneficial owners of five percent (5%) or more of the Company’s common stock based solely on a review of Form 4, Schedule 13G and Schedule 13D filings with the Securities and Exchange Commission since January 1, 2013, (ii) each director of the Company, (iii) the named executive officers and (iv) all current directors and executive officers as a group. Unless otherwise indicated, the principal address of each of the stockholders below is c/o Ultratech, Inc., 3050 Zanker Road, San Jose, CA, 95134. Unless otherwise indicated, each of the security holders has sole voting and investment power with respect to the shares beneficially owned, subject to community property laws, where applicable. Except as otherwise indicated in the footnotes to the table or for shares of common stock held in brokerage accounts, which may from time to time, together with other securities held in those accounts, serve as collateral for margin loans made from such accounts, none of the shares reported as beneficially owned are currently pledged as securities for any outstanding loan or indebtedness.

Name and Address of Beneficial Owner (1)	Shares of Common Stock Beneficially Owned	Percentage of Shares Beneficially Owned (1)
Artisan Partners Limited Partnership (2)	3,642,356	12.98%
Artisan Partners Holdings LP
Artisan Partners Asset Management Inc. Artisan Investment Corporation
Artisan Investments GP LLC
ZFIC, Inc.
Andrew A. Ziegler
Carlene M. Ziegler
Artisan Partners Funds, Inc.
875 East Wisconsin Avenue, Suite 800
Milwaukee, WI 53202
BlackRock, Inc. (3)	2,403,502	8.57%
40 East 52nd Street
New York, NY 10022
Frontier Capital Management Co. LLC (4)	1,448,710	5.16%
99 Summer Street
Boston, MA 02110
Massachusetts Financial Services Company (5)	2,507,090	8.94%
111 Huntington Avenue
Boston, MA 02199
The Vanguard Group, Inc. (6)	1,705,438	6.08%
100 Vanguard Blvd.
Malvern, PA 19355
Arthur W. Zafiropoulo (7)	1,012,763	3.61%
Bruce R. Wright (8)	375,763	1.34%
Michael Child (9)	7,847	*
Joel F. Gemunder (10)	60,000	*
Nicholas Konidaris	35,000	*
Dennis R. Raney (11)	42,500	*
Henri Richard	22,000	*
Rick Timmins (12)	66,500	*
All current directors and executive officers as a group (8 persons)	1,622,373	5.78%

*	Less than one percent (1%) of the outstanding common stock.

(1)	Percentage of ownership is based on 28,052,112 shares of common stock issued and outstanding on March 31, 2014. This percentage also takes into account the common stock to which such individual or entity has the right to acquire beneficial ownership within sixty (60) days after March 31, 2014, including, but not limited to, through the exercise of options or pursuant to outstanding RSUs; however, such common stock will not be deemed outstanding for the purpose of computing the percentage owned by any other individual or entity. Such calculation is required by Rule 13d-3(d)(1)(i) under the Securities Exchange Act of 1934, as amended.
(2)	Information regarding Artisan Partners Limited Partnership, Artisan Partners Holdings LP, Artisan Partners Asset Management Inc., Artisan Investment Corporation, Artisan Investments GP LLC, ZFIC, Inc., Andrew A. Ziegler, Carlene M. Ziegler and Artisan Partners Funds, Inc. is based on their Schedule 13G/A filed with the Securities and Exchange Commission on January 30, 2014. According to the Schedule 13G/A, Artisan Partners Limited Partnership has beneficial ownership over 2,317,180 shares, and the remaining investors have beneficial ownership over 3,642,356 shares, including the shares held by Artisan Partners Limited Partnership.
(3)	Information regarding BlackRock, Inc. is based on its Schedule 13G/A filed with the Securities and Exchange Commission on January 31, 2014.
(4)	Information regarding Frontier Capital Management Co. LLC is based on its Schedule 13G/A filed with the Securities and Exchange Commission on February 14, 2014.
(5)	Information regarding Massachusetts Financial Services Company is based on its Schedule 13G/A filed with the Securities and Exchange Commission on February 10, 2014.
(6)	Information regarding the Vanguard group is based on its Schedule 13G/A filed with the Securities and Exchange Commission on February 12, 2014.
(7)	Consists of (i) 317,475 shares held in the name of Arthur W. Zafiropoulo, trustee of the Separate Property Trust, dated July 20, 1998, for the benefit of Arthur W. Zafiropoulo, (ii) 88,000 shares held in the name of the Zafiropoulo Family Foundation, (iii) 307,288 shares held in the name of Arthur W. Zafiropoulo for the benefit of Arthur W. Zafiropoulo and Lisa Zafiropoulo Joint Account and (iv) 300,000 shares of the Company’s common stock subject to options which are currently exercisable or which will become exercisable within 60 days after March 31, 2014.
(8)	Includes 290,648 shares of the Company’s common stock subject to options which are currently exercisable or which will become exercisable within 60 days after March 31, 2014.
(9)	Includes 590 shares held in a retirement plan trust and 1,667 shares of the Company’s common stock subject to RSUs which have been or will be distributed within 60 days after March 31, 2014.
(10)	Includes 24,000 shares of the Company’s common stock subject to options which are currently exercisable or which will become exercisable within 60 days after March 31, 2014.
(11)	Includes 8,000 shares of the Company’s common stock subject to options which are currently exercisable or which will become exercisable within 60 days after March 31, 2014.
(12)	Includes 24,000 shares of the Company’s common stock subject to options which are currently exercisable or which will become exercisable within 60 days after March 31, 2014.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The Company’s Amended and Restated Certificate of Incorporation and Bylaws provide for indemnification of all directors and officers. In addition, each director and executive officer of the Company has entered into a separate indemnification agreement with the Company.

Scott Zafiropoulo, the son of Arthur Zafiropoulo, the Company’s Chairman of the Board of Directors and Chief Executive Officer, is an employee of the Company. In fiscal year 2013, Mr. S. Zafiropoulo earned approximately $210,000 in salary. In addition, as part of the 2013 MIP, Mr. S. Zafiropoulo received restricted stock units covering 12,000 shares of the Company’s common stock with an aggregate grant-date fair value of $325,000. The restricted stock units will vest, and the underlying shares of common stock will be issued in a series of 100 successive equal monthly installments upon his completion of each month of service over the 100-month period measured from January 1, 2013.

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

Audit Fees

Audit fees billed to the Company by Ernst & Young LLP for professional services rendered for the audit of the Company’s 2013 annual financial statements, review of quarterly financial statements, audit services in connection with statutory filings, consents, review of documents filed with the SEC, Section 404 review of internal control over financial reporting, and accounting and financial reporting consultation totaled $1,698,000. Audit fees billed to the Company by Ernst & Young LLP for professional services rendered for the audit of the Company’s 2012 annual financial statements, review of quarterly financial statements, audit services in connection with statutory filings, consents, review of documents filed with the SEC, Section 404 review of internal control over financial reporting, and accounting and financial reporting consultation totaled $1,743,000.

Audit-Related Fees

There were no audit-related fees billed to the Company by Ernst & Young LLP during the Company’s 2013 and 2012 fiscal years.

Tax Fees

There were no tax fees billed to the Company by Ernst & Young LLP during the Company’s 2013 and 2012 fiscal years.

All Other Fees

Other than as set forth above, there were no other fees billed to the Company by Ernst & Young LLP during the Company’s 2013 and 2012 fiscal years.

All of the 2013 and 2012 audit fees, audit-related fees and tax fees, and all other fees, were pre-approved by the Audit Committee. The Audit Committee has delegated to Mr. Timmins the ability to approve, on behalf of the Audit Committee and in accordance with Section 10A under the Securities Exchange Act of 1934, services to be performed by the Company’s independent auditors.

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

ULTRATECH, INC.

Date: April 24, 2014	By:	/s/ ARTHUR ZAFIROPOULO
Arthur Zafiropoulo
Chairman of the Board of Directors, Chief Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ ARTHUR ZAFIROPOULO	Chairman of the Board of Directors, Chief Executive Officer and President (Principal Executive Officer)	April 24, 2014
Arthur Zafiropoulo

/s/ BRUCE WRIGHT	Senior Vice President, Finance, Chief Financial Officer and Secretary (Principal Financial and Accounting Officer)	April 24, 2014
Bruce Wright

*	Director	April 24, 2014
Dennis R. Raney

*	Director	April 24, 2014
Rick Timmins

*	Director	April 24, 2014
Henri Richard

*	Director	April 24, 2014
Joel F. Gemunder

*	Director	April 24, 2014
Nicholas Konidaris

*	Director	April 24, 2014
Michael Child

*	Arthur Zafiropoulo, by signing his name hereto, does sign this document on behalf of the above noted individuals, pursuant to powers of attorney duly executed by such individuals, which have been filed with the original Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 28, 2014.

By:

/s/ ARTHUR ZAFIROPOULO	Chairman of the Board of Directors, Chief Executive Officer and President (Principal Executive Officer)	April 24, 2014
Arthur Zafiropoulo Attorney-in-Fact

EXHIBIT INDEX

Exhibit	Description

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002