Form 10-Q
period 2014-06-28
ULTRATECH INC
filed 2014-07-28
CIK 909791

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
——————————————————
FORM 10-Q
——————————————————
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 28, 2014

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

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding as of June 28, 2014
common stock, $0.01 par value	28,180,100

ULTRATECH, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

ULTRATECH, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)	June 28, 2014	December 31, 2013*
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$87,811	$93,550
Short-term investments	212,326	203,485
Accounts receivable, net	29,205	34,441
Inventories, net	48,710	47,784
Prepaid expenses and other current assets	5,138	5,498
Total current assets	383,190	384,758
Property, plant, and equipment, net	19,612	21,811
Intangible assets, net	14,863	15,735
Other assets	12,313	11,860
Total assets	$429,978	$434,164
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Notes payable	$5,120	$5,120
Accounts payable	12,301	8,914
Deferred product and services income	7,179	6,574
Other current liabilities	10,344	15,095
Total current liabilities	34,944	35,703
Other liabilities	11,851	11,923
Stockholders’ equity	383,183	386,538
Total liabilities and stockholders’ equity	$429,978	$434,164
__________________
*     The balance sheet as of December 31, 2013 has been derived from the audited financial statements at that date.
See accompanying notes to unaudited condensed consolidated financial statements

ULTRATECH, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Six Months Ended
(In thousands, except per share amounts)	June 28, 2014	June 29, 2013	June 28, 2014	June 29, 2013
Net sales:
Products	$33,403	$38,671	$60,969	$95,236
Services	3,434	3,895	7,377	7,976
Licenses	—	300	100	300
Total net sales	36,837	42,866	68,446	103,512
Cost of sales:
Cost of products sold	17,383	19,578	32,831	44,118
Cost of services	2,944	3,011	6,113	5,824
Total cost of sales	20,327	22,589	38,944	49,942
Gross profit	16,510	20,277	29,502	53,570
Operating expenses:
Research, development, and engineering	8,175	7,802	16,389	16,198
Selling, general, and administrative	12,418	11,362	24,384	23,183
Operating income (loss)	(4,083)	1,113	(11,271)	14,189
Interest expense	—	(24)	(2)	(48)
Interest and other income (expense), net	105	(149)	422	(29)
Income (loss) before income tax	(3,978)	940	(10,851)	14,112
Provision for (benefit from) income taxes	(88)	84	10	(436)
Net income (loss)	$(3,890)	$856	$(10,861)	$14,548
Net income (loss) per share - basic	$(0.14)	$0.03	$(0.38)	$0.52
Number of shares used in per share computations - basic	28,320	27,945	28,265	27,800
Net income (loss) per share - diluted	$(0.14)	$0.03	$(0.38)	$0.51
Number of shares used in per share computations - diluted	28,320	28,653	28,265	28,673
See accompanying notes to unaudited condensed consolidated financial statements

ULTRATECH, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended		Six Months Ended
(In thousands)	June 28, 2014	June 29, 2013	June 28, 2014	June 29, 2013
Net income (loss)	$(3,890)	$856	$(10,861)	$14,548
Other comprehensive loss, net of tax:
Change in unrealized gain on investments	(29)	(59)	(42)	(86)
Change in minimum post retirement benefits obligation	2	2	4	5
Change in cash flow hedges	20	—	(40)	(89)
Other comprehensive loss	(7)	(57)	(78)	(170)
Total comprehensive income (loss)	$(3,897)	$799	$(10,939)	$14,378
See accompanying notes to unaudited condensed consolidated financial statements

ULTRATECH, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended
(In thousands)	June 28, 2014	June 29, 2013
Cash flows from operating activities:
Net income (loss)	$(10,861)	$14,548
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation	3,076	2,651
Amortization of intangibles and other	1,327	927
Amortization of security discount (premium)	(54)	397
Stock-based compensation	8,067	6,679
Changes in operating assets and liabilities:
Accounts receivable	5,236	(3,442)
Inventories	(2,037)	(9,219)
Prepaid expenses and other current assets	320	(908)
Other assets	(240)	158
Accounts payable	3,387	(1,191)
Deferred product and services income	605	(9,285)
Other current liabilities	(3,930)	(2,898)
Other liabilities	(139)	518
Net cash provided by (used in) operating activities	4,757	(1,065)
Cash flows from investing activities:
Capital expenditures	(1,183)	(5,188)
Purchase of intangible assets	—	(5,000)
Purchase of investments in securities	(119,607)	(128,146)
Proceeds from maturities of investments	110,778	97,792
Net cash used in investing activities	(10,012)	(40,542)
Cash flows from financing activities:
Proceeds from notes payable	10,240	2,000
Repayment of notes payable	(10,240)	(2,000)
Proceeds from issuance of common stock for stock option exercises	2,252	12,278
Tax payment for issuance of common stock from release of restricted stock units	(2,736)	(3,360)
Net cash provided by (used in) financing activities	(484)	8,918
Net decrease in cash and cash equivalents	(5,739)	(32,689)
Cash and cash equivalents at beginning of period	93,550	96,968
Cash and cash equivalents at end of period	$87,811	$64,279
Supplemental disclosures of cash flow information:
Other non-cash changes:
Systems transferred to inventory and other assets from equipment, net	$258	$—
See accompanying notes to unaudited condensed consolidated financial statements

Ultratech, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
June 28, 2014

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

Our fiscal periods end on the Saturday closest to month-end, except that our fiscal year ends on December 31. All references to the quarter or three month period refer to our fiscal quarter. Our fiscal quarters covered by this report ended on June 28, 2014 and June 29, 2013.

Operating results for the three and six month periods ended June 28, 2014 are not necessarily indicative of the results that may be expected for the year ending December 31, 2014, or any future periods.

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

In May 2014, the FASB issued an accounting standard which completes the joint effort by the FASB and the International Accounting Standards Board to clarify the principles for recognizing revenue and improve financial reporting by creating common revenue recognition guidance for U.S. GAAP and International Financial Reporting Standards. The core principle of this update is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This new standard is effective for public entities for annual periods and interim periods within those annual periods beginning after December 15, 2016. Early adoption is not permitted. Companies may use either a full retrospective or a modified retrospective approach to adopt this guidance. We are currently evaluating the potential impact of adopting this guidance on our condensed consolidated financial statements.

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

The gross amount of deferred revenues and deferred costs at June 28, 2014 were $8.4 million and $1.2 million, as compared to $8.7 million and $2.2 million, respectively, at December 31, 2013.

Costs incurred for shipping and handling are included in cost of sales.

(3) Stock-Based Compensation

Stock-based compensation expense recognized under ASC Topic 718, Compensation – Stock Compensation (“ASC 718”), for employees and directors and the effect on our Condensed Consolidated Statements of Operations were as follows:

	Three Months Ended		Six Months Ended
(In thousands)	June 28, 2014	June 29, 2013	June 28, 2014	June 29, 2013
Cost of sales	$208	$178	$398	$352
Research, development, and engineering	700	584	1,339	1,126
Selling, general and administrative expenses	3,197	2,656	6,330	5,201
Total stock-based compensation expense	$4,105	$3,418	$8,067	$6,679

Stock-based compensation cost capitalized as part of inventory during the three and six month periods ended June 28, 2014 was $0.2 million and $0.4 million, respectively, as compared to $0.1 million and $0.2 million for the corresponding periods of 2013.

As required by ASC 718, we estimate expected forfeitures and recognize compensation costs only for those equity awards expected to vest. As of June 28, 2014, there was $48.2 million of total unrecognized compensation cost related to non-vested stock-based compensation arrangements granted under our 1993 Stock Option Plan/Stock Issuance Plan, as amended (the “1993 Plan”). The costs related to stock options and restricted stock units are expected to be recognized over a weighted average period of 4.2 years and 3.9 years, respectively.

The 1993 Plan provides for the grant of stock-based awards to our eligible employees, consultants and advisers and non-employee directors. As of June 28, 2014, there were 0.9 million shares reserved for future awards under the 1993 Plan.

We used the following weighted-average assumptions to estimate the fair value of our stock options granted:

	Three Months Ended		Six Months Ended
	June 28, 2014	June 29, 2013	June 28, 2014	June 29, 2013
Expected life (in years)	5.9	5.8	5.9	5.9
Risk-free interest rate	1.7%	0.7%	1.6%	0.8%
Volatility	47%	47%	47%	47%
Dividend yield	—%	—%	—%	—%

Our stock options granted during the three and six month periods ended June 28, 2014 were granted with vesting terms of 50 months.

(4) Basic and Diluted Net Income (Loss) Per Share

The following table sets forth the computation of basic and diluted net income (loss) per share:

	Three Months Ended		Six Months Ended
(In thousands, except per share amounts)	June 28, 2014	June 29, 2013	June 28, 2014	June 29, 2013
Numerator:
Net income (loss)	$(3,890)	$856	$(10,861)	$14,548
Denominator:
Basic weighted-average shares outstanding	28,320	27,945	28,265	27,800
Effect of dilutive employee stock options and restricted stock units	—	708	—	873
Diluted weighted-average shares outstanding	28,320	28,653	28,265	28,673

Net income (loss) per share - basic	$(0.14)	$0.03	$(0.38)	$0.52

Net income (loss) per share - diluted	$(0.14)	$0.03	$(0.38)	$0.51

The dilutive effect of outstanding options and restricted stock units is reflected in diluted net income per share, but not diluted net loss per share, by application of the treasury stock method, which includes consideration of stock-based compensation required by U.S. GAAP. As we experienced a net loss for the three and six month periods ending June 28, 2014, both basic and diluted net loss per share are the same.

For the three and six month periods ended June 28, 2014, a total of 2.9 million and 2.8 million shares, respectively, of common stock subject to outstanding options and restricted stock units, were excluded from the computation of diluted net income (loss) per share as the resulting effect would have been anti-dilutive, as compared to 1.5 million and 1.3 million shares, respectively, of common stock subject to outstanding options and restricted stock units that were excluded from the computation of diluted net income (loss) per share for the corresponding periods of 2013.

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

We measure certain financial assets and liabilities at fair value on a recurring basis, including available-for-sale securities and foreign currency derivatives. The fair value of these certain financial assets and liabilities was determined using the following inputs:

	Fair Value Measurements at June 28, 2014
(In thousands)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available-for-sale securities(1)
Commercial paper	$17,094	$—	$17,094	$—
Money market funds	33,149	33,149	—	—
U.S. treasury bills and notes	3,995	3,995	—	—
Securities and obligations of U.S. government agencies	192,337	—	192,337	—
	246,575	37,144	209,431	—
Foreign currency derivatives(2)	5	—	5	—
Foreign currency derivatives(3)	(13)	—	(13)	—
	$246,567	$37,144	$209,423	$—

	Fair Value Measurements at December 31, 2013
(In thousands)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available-for-sale securities(1)
Commercial paper	$3,199	$—	$3,199	$—
Money market funds	42,994	42,994	—	—
U.S. treasury bills and notes	6,072	6,072	—	—
Securities and obligations of U.S. government agencies	194,214	—	194,214	—
	246,479	49,066	197,413	—
Foreign currency derivatives(2)	12	—	12	—
Foreign currency derivatives(3)	(19)	—	(19)	—
	$246,472	$49,066	$197,406	$—
________________

(1)	Included in cash and cash equivalents and short-term investments on our condensed consolidated balance sheets. See “Investments” in Note 6 for further details.

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

(6) Investments

We classified all of our investments as “available for sale” as of June 28, 2014 and December 31, 2013. Accordingly, we state our investments at estimated fair value. Fair values are determined based on quoted market prices or pricing models using current market rates. We deem all investments to be available to meet current working capital requirements. The cost of securities sold was determined based on the specific identification method.

The following table summarizes our investments:

	June 28, 2014				December 31, 2013
	Amortized Cost	Accumulated Other Comprehensive Income		Estimated Fair Value	Amortized Cost	Accumulated Other Comprehensive Income		Estimated Fair Value
Available-for-sale securities (in thousands)		Gains	Losses			Gains	Losses
Commercial paper	$17,094	$—	$—	$17,094	$3,199	$—	$—	$3,199
Money market funds	33,149	—	—	33,149	42,994	—	—	42,994
U.S. treasury bills and notes	3,991	4	—	3,995	6,067	5	—	6,072
Securities and obligations of U.S. government agencies	192,418	21	102	192,337	194,254	30	70	194,214
Total	$246,652	$25	$102	$246,575	$246,514	$35	$70	$246,479

The following table identifies the balance sheet classifications of our investments:

(In thousands)	June 28, 2014	December 31, 2013
Cash equivalents	$34,249	$42,994
Short-term investments	212,326	203,485
Investments, at estimated fair value	$246,575	$246,479

The gross amortized cost and estimated fair value of our investments at June 28, 2014 and December 31, 2013, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because the issuers of the securities may have the right to prepay obligations without prepayment penalties.

	June 28, 2014		December 31, 2013
(In thousands)	Gross Amortized Cost	Fair Value	Gross Amortized Cost	Fair Value
Due in one year or less	$196,591	$196,547	$223,456	$223,413
Due after one year through five years	50,061	50,028	23,059	23,066
Total	$246,652	$246,575	$246,515	$246,479

The following table provides the breakdown of the cash equivalents and investments with unrealized losses at June 28, 2014:

	In Loss Position for Less Than 12 Months		Total
(In thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Securities and obligations of U.S. government agencies	$82,537	$102	$82,537	$102
Total	$82,537	$102	$82,537	$102

The following table provides the breakdown of the cash equivalents and investments with unrealized losses at December 31, 2013:

	In Loss Position for Less Than 12 Months		Total
(In thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Securities and obligations of U.S. government agencies	$71,979	$70	$71,979	$70
Total	$71,979	$70	$71,979	$70

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

We have not recorded any OTTI of our investments for any of the three and six month periods ended June 28, 2014 or for the corresponding periods of 2013.

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

The fair value of derivative instruments recorded in our Condensed Consolidated Balance Sheets is as follows:

	Derivatives
		Fair Value as of
(In thousands)	Balance Sheets Location	June 28, 2014	December 31, 2013
Foreign exchange contracts	Other current assets	$5	$12
	Other current liabilities	(13)	(19)
Total derivatives		$(8)	$(7)

Our derivative financial instruments are subject to both credit and market risk. Credit risk is the risk of loss due to failure of a counterparty to perform its obligations in accordance with contractual terms. Market risk is the potential change in an investment’s value caused by fluctuations in interest and currency exchange rates, credit spreads or other variables. We monitor the credit-worthiness of the financial institutions that are counterparties to our derivative financial instruments and do not consider the risks of counterparty nonperformance to be material. Credit and market risks, as a result of an offset by the underlying assets being hedged, related to derivative instruments were not considered material at June 28, 2014 and December 31, 2013.

Cash Flow Hedging

We designate and document as cash flow hedges foreign exchange forward contracts that are used by us to hedge the risk that forecasted revenue may be adversely affected by changes in foreign currency exchange rates. The maturity of these instruments is generally nine months or less. The effective portion of the contracts’ gains or losses is included in accumulated other comprehensive income (loss) (“OCI”) until the period in which the forecasted sale being hedged is recognized, at which time the amount in OCI is reclassified to earnings as a component of revenue. To the extent that any of these contracts are not considered to be effective in offsetting the change in the value of the forecasted sales being hedged, the ineffective portion of these contracts is immediately recognized in income as a component of interest and other income, net. We calculate hedge effectiveness at a minimum each fiscal quarter. We measure hedge effectiveness by comparing the cumulative change in the spot rate of the derivative with the cumulative change in the spot rate of the anticipated sales transactions. We record any excluded components of the hedge in interest and other income, net. We reclassified into earnings an accumulated gain of an insignificant amount and $0.1 million from other comprehensive income (loss) during the six month periods ended June 28, 2014 and June 29, 2013, respectively. There were no outstanding cash flow hedges at June 28, 2014.

Balance Sheet Derivatives

We manage the foreign currency risk associated with Japanese yen denominated assets and liabilities using foreign exchange forward contracts. The change in fair value of these derivatives is recognized as a component of interest and other income (expense), net and is intended to offset the remeasurement gains and losses associated with the non-functional currency denominated assets and liabilities. At June 28, 2014, we had one currency buy-forward contract for the purchase of 28.4 million Japanese yen, or approximately $0.3 million and one currency sell-forward contract for the sale of 68.6 million Japanese yen, or approximately $0.7 million.

The following sets forth the effect of the foreign exchange contracts derivative instruments on our Condensed Consolidated Statements of Operations:

	Three Months Ended		Six Months Ended
Location of Loss Recognized in Statements of Operations on Derivatives	June 28, 2014	June 29, 2013	June 28, 2014	June 29, 2013
Interest and other income (expense), net	$(1)	$2	$(5)	$(38)

(8) Inventories, net

Inventories consisted of the following:

(In thousands)	June 28, 2014	December 31, 2013
Raw materials	$16,470	$19,800
Work-in-process	11,686	9,435
Finished products	20,554	18,549
Balance, end of the period	$48,710	$47,784

(9) Notes Payable

We have a line of credit agreement with a brokerage firm. Under the terms of this agreement, we may borrow funds at a cost equal to the current Federal funds open rate plus 125 basis points (approximately 1.4% as of June 28, 2014). Funds are advanced to us under this facility based on pre-determined advance rates on the cash and securities held by us in this brokerage account. Under this facility, we may borrow up to 75% of our total cash, cash equivalents and investments balance in this brokerage account with no restriction in the use of those assets. This agreement has no set expiration date and there are no loan covenants, other than the aforementioned collateral requirement. As of June 28, 2014 and December 31, 2013, a total of $5.1 million was outstanding under this facility, with a related collateral requirement of approximately $6.8 million of our cash, cash equivalents and investments.

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

Changes in our deferred service revenue were as follows:

	Three Months Ended		Six Months Ended
(In thousands)	June 28, 2014	June 29, 2013	June 28, 2014	June 29, 2013
Balance, beginning of the period	$4,778	$6,890	$5,499	$6,062
Additions	415	1,972	988	4,276
Revenue recognized	(981)	(1,464)	(2,275)	(2,940)
Balance, end of the period	$4,212	$7,398	$4,212	$7,398
Balance sheets classification
Deferred service income-short term	$3,620	$5,583
Deferred service income-long term	592	1,815
Balance, end of period	$4,212	$7,398

Other current liabilities

Other current liabilities consisted of the following:

(In thousands)	June 28, 2014	December 31, 2013
Salaries and benefits	$6,778	$8,771
Warranty accrual	1,083	1,142
Advanced billings	599	2,522
Other	1,884	2,660
Balance, end of the period	$10,344	$15,095

Warranty Accrual

We generally warrant our new and refurbished products for material and labor to repair the product for periods of twelve months and three months, respectively, from the date of system acceptance. Accordingly, an accrual for the estimated cost of the warranty is recorded at the time the product is shipped. Extended warranty terms, if granted, result in deferral of revenue equating to our standard pricing for similar service contracts. Recognition of the related warranty cost is deferred until product revenue is recognized. Factors that affect our warranty liability include the number of installed units, historical and anticipated rates of warranty claims and cost per claim. We periodically assess the adequacy of our recorded warranty liabilities and adjust the amounts as necessary. We believe our warranty accrual as of June 28, 2014 is sufficient to satisfy our outstanding obligations as of that date.

Changes in our warranty accrual were as follows:

	Three Months Ended		Six Months Ended
(In thousands)	June 28, 2014	June 29, 2013	June 28, 2014	June 29, 2013
Balance, beginning of the period	$1,055	$2,052	$1,142	$2,273
Liabilities accrued for warranties issued	396	463	678	980
Warranty claims paid and utilized	(524)	(663)	(1,002)	(1,327)
Changes in accrued warranty liabilities	156	21	265	(53)
Balance, end of the period	$1,083	$1,873	$1,083	$1,873

Advanced Billings

On occasion, we require, or our customers pay, a deposit in advance of order shipment. These amounts are classified as advanced billings until the related order ships. The balance of $0.6 million and $2.5 million of advanced billings was from multiple customers as of June 28, 2014 and December 31, 2013, respectively.

(11) Other Liabilities

Other liabilities consisted of the following:

(In thousands)	June 28, 2014	December 31, 2013
Long-term income taxes payable	$2,546	$2,574
Deferred compensation	4,653	3,874
Asset retirement obligation	2,313	2,248
Deferred service income-long term	592	1,460
Postretirement medical obligation	1,056	1,032
Deferred income tax liabilities - long term	125	125
Other	566	610
Balance, end of the period	$11,851	$11,923

(12) Accumulated Other Comprehensive Income (Loss)

Accumulated other comprehensive income (loss), net of tax, is comprised of the following items:

(In thousands)	Investments	Post Retirement Obligations	Cash Flow Hedges	Total
Balance as of December 31, 2013	$(35)	$(72)	$40	$(67)
Other comprehensive income before reclassifications	(42)	—	—	(42)
Amounts reclassified from accumulated OCI	—	4	(40)	(36)
Net other comprehensive income (loss)	$(42)	$4	$(40)	$(78)
Balance as of June 28, 2014	$(77)	$(68)	$—	$(145)

The reclassifications out of accumulated OCI are as follows:

Details about Accumulated OCI Components	Amount Reclassified from Accumulated OCI for the Six Months Ended June 28, 2014	Statement of Operations Presentation
(In thousands)
Post Retirement Obligations
Service cost	$(4)	Selling, general, and administrative
Total reclassifications for the period	$(4)	Net of tax
Cash Flow Hedges
Cash flow hedges	$40	Interest and other income (expense), net
subtotal	$40	Net of tax
Total reclassifications for the period	$36	Net of tax

(13) Employee Benefit Plans

Employee bonus plans

We currently sponsor an executive incentive bonus plan that distributes employee awards based on the achievement of predetermined targets. We recorded a charge of $0.2 million and $0.8 million under this bonus plan for the three and six month periods ended June 28, 2014, respectively, as compared to $0.6 million and $1.2 million for the corresponding periods of 2013.

Employee savings and retirement plans

We sponsor a 401(k) employee salary deferral plan that allows voluntary contributions by all full-time employees up to the Internal Revenue Service limits of their pretax earnings. We may also make matching contributions to this plan at our discretion. Employees are eligible for the matching plan if they contribute at least 2% of their compensation. Our contributions, when made, are limited to a maximum of 3% of the employee's compensation if the company exceeds certain income levels. We made no contributions to this plan during the six month period ended June 28, 2014 and contributed $0.2 million for the corresponding period of 2013.

We also sponsor an executive non-qualified deferred compensation plan (the “Plan”) that allows qualifying executives to defer current cash compensation. As of June 28, 2014, Plan assets of $3.9 million, representing the cash surrender value of life insurance policies held by us and liabilities of $4.7 million were included in our Consolidated Balance Sheets under the captions “Other assets” and “Other liabilities”, respectively. The related Plan expenses for each of the three and six month periods ended June 28, 2014 and June 29, 2013 were insignificant.

Postretirement benefits

We have committed to providing and fully paying for lifetime postretirement medical and dental benefits to our Chief Executive Officer and Chief Financial Officer and their spouses, commencing after retirement. We recorded net periodic benefit costs of an insignificant amount for each of the three and six month periods ended June 28, 2014 and June 29, 2013.

(14) Income Taxes

For the three and six month periods ended June 28, 2014, we recorded an income tax benefit of $0.1 million and an income tax provision of an insignificant amount, respectively, as compared to an income tax provision of $0.1 million and an income tax benefit of $0.4 million for the comparable periods in 2013. The income tax provision recognized for the three month period ended June 28, 2014 resulted primarily from a benefit in foreign income taxes and a discrete tax benefit relating to a release in a foreign permanent establishment tax reserve due to the expiration of statute of limitations. The income tax benefit recognized for the six month period ended June 29, 2013 resulted primarily from a discrete tax benefit due to the extension of the federal research and development tax credits under the American Taxpayer Relief Act of 2012, partially offset by foreign income taxes.
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
We currently have a full valuation allowance against our U.S. net deferred tax asset. We continue to monitor the relative weight of positive and negative evidence of future profitability in relevant jurisdictions. We have experienced historical profitability; however, as of June 28, 2014, we have determined that the following negative evidence outweighs the positive evidence such that it is not more likely than not that we will generate sufficient taxable income in the relevant jurisdictions to utilize our deferred tax assets and release the associated valuation allowance:

•	Movement of certain product manufacturing to Singapore, resulting in reduced U.S. taxable income,

•	Usage limitations resulting in a longer period being required to realize our deferred tax assets,

•	Inherent earnings volatility of our industry resulting in our inability to forecast long term earnings, and

•	Net loss for the year ending December 31, 2013 and the six month period ending June 28, 2014.

It is possible that sometime in the next 12 months the positive evidence will be sufficient to release a material amount of our valuation allowance; however there is no assurance that this will occur.
As a result of our analysis, we concluded that it is more likely than not that, as of June 28, 2014, our net deferred tax assets will not be realized, with the exception of those in Japan and Taiwan. Therefore, we continue to provide a full valuation allowance against net deferred tax assets outside of Japan and Taiwan. We closely monitor available evidence, and as noted above, may release some or all of the valuation allowance in future periods.
We are subject to federal and state tax examinations for years 1999 forward and 1997 forward, respectively, by virtue of the tax attributes carrying forward from those years. We are also subject to audits in the foreign jurisdictions in which we operate for years 2003 and forward. There are no material income tax audits currently in progress as of June 28, 2014.

(15) Intangible Assets, net

As of June 28, 2014, the gross carrying amount of our intangible assets was $18.1 million and accumulated amortization was $3.3 million. The weighted average life of all our intangible assets was 10.3 years as of June 28, 2014. During the three and six month periods ending June 28, 2014, our amortization expense for our intangible assets was $0.4 million and $0.9 million, respectively, as compared to $0.3 million and $0.7 million for the corresponding periods of 2013.

(16) Commitments and Contingencies

Commitments

In March 2010, we entered into a building lease agreement in preparation for the expansion of our manufacturing operations in Singapore. The initial term of the lease is three years, and the lease is accounted for as an operating lease. On August 15, 2012, we renegotiated this lease and entered into a new lease that will expire in June 2018. As of June 28, 2014, the minimum future lease payments to be made under this arrangement is $2.3 million.

In August 2008 and December 2009, we entered into agreements with a leasing company for the sale and leaseback of certain assets with a sales price of $6.8 million and $5.4 million, respectively. There was no gain or loss from these transactions. The initial term of these leases is four years, and these leases are classified as operating leases. On May 10, 2012, we entered into a lease extension for the August 2008 sale and leaseback transaction. The twenty-seven month extension is valued at $2.0 million and will expire on August 14, 2014. On October 28, 2013, we entered into a lease extension for the December 2009 sale and leaseback transaction. The twenty-four month extension is valued at $0.9 million and will expire on December 14, 2015. As of June 28, 2014, the minimum future lease payments to be made under these agreements is $0.7 million.

The table below summarizes our operating lease commitments as of June 28, 2014:

(In thousands)
For the years:
Remainder of 2014	$1,665
2015	3,120
2016	1,074
2017	943
2018	338
Thereafter	—
Total minimum lease payments	$7,140

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

Our backlog at the beginning of a period typically does not include all of the sales needed to achieve our sales objectives for that period. In addition, orders in backlog are subject to cancellation, shipment or system acceptance delays, and deferral or rescheduling by a customer with limited or no penalties. At June 28, 2014, system orders represented approximately 88% of our backlog. Consequently, our net sales and operating results for a period have been and will continue to be dependent upon our obtaining orders for systems to be shipped and accepted in the same period in which the order is received. Our business and financial results for a particular period could be materially adversely affected if an anticipated order for even one system is not received in time to permit shipment and system acceptance during that period. Furthermore, a substantial portion of our shipments has historically occurred near the end of each quarter. Delays in installation and system acceptance due, for example, to our inability to successfully demonstrate the agreed-upon specifications or criteria at the customer’s facility, or to the failure of the customer to permit installation of the system in the agreed upon time, may cause net sales in a particular period to fall significantly below our expectations, which may materially adversely affect our operating results for that period. This risk is especially applicable in connection with the introduction and initial sales of a new product line or as a result of industry trends impacting our foundry customers, including a shift toward semiconductors utilizing new technology transistor architecture. Additionally, the failure to receive anticipated orders or delays in shipments due, for example, to rescheduling, delays, deferrals or cancellations by customers, additional customer configuration requirements, or to unexpected manufacturing difficulties or delays in deliveries by suppliers due to their long production lead times or otherwise, have caused and may continue to cause net sales in a particular period to fall significantly below our expectations and for our operating results to vary from period to period, materially adversely affecting our operating results for that period. In particular, the long manufacturing and acceptance cycles of our advanced packaging family of wafer steppers, laser thermal processing and inspection systems and the long lead time for lenses and other materials, could cause shipments and acceptances of such products to be delayed from one quarter to the next, which could materially adversely affect our financial condition and results of operations for a particular quarter.

Additionally, the need for continued expenditures for research and development, capital equipment, ongoing training and worldwide customer service and support, among other factors, will make it difficult for us to reduce our operating expenses in a particular period if we fail to achieve our net sales goals for the period.

Sales Summary

	Three Months Ended		Six Months Ended
	June 28, 2014	June 29, 2013	June 28, 2014	June 29, 2013
International sales	68%	52%	66%	75%
Domestic sales	32%	48%	34%	25%
Total sales	100%	100%	100%	100%

Semiconductor systems sales	83%	91%	82%	88%
Nanotechnology systems sales	17%	9%	18%	12%
Total systems sales	100%	100%	100%	100%

Net Sales

Second Quarter

	Three Months Ended
(In thousands, except percentages)	June 28, 2014	June 29, 2013	Amount of Change	Percentage Change
Sales of:
Products	$33,403	$38,671	$(5,268)	(14)%
Services	3,434	3,895	(461)	(12)%
Licenses	—	300	(300)	—%
Total net sales	$36,837	$42,866	$(6,029)	(14)%

Net sales consist of revenues from products (system, system upgrades, and spare parts sales), services, and licensing of technologies. Product sales decreased 14% to $33.4 million for the three month period ended June 28, 2014, as compared to $38.7 million for the corresponding period of 2013. The $5.3 million decrease was due to a $7.0 million decrease in system sales and a $1.7 million decrease in parts sales, partially offset by a $3.4 million increase in system upgrade sales.

On a product market application basis, systems sales and system upgrades to the semiconductor market decreased $5.6 million to $22.8 million for the three month period ended June 28, 2014, as compared to $28.4 million for the corresponding period of 2013. The decrease was primarily due to fewer system units sold. Semiconductor industry sales consist of sales to the advanced packaging market, the laser processing applications market, semiconductor and semiconductor inspection market.

Nanotechnology market system sales were $4.8 million for the three month period ended June 28, 2014, as compared to $2.7 million for the corresponding period of 2013. The increase in sales to the nanotechnology market of $2.1 million was primarily due to an increase in HBLED system sales partially offset by a decrease in ALD system sales. System sales to the nanotechnology market are highly dependent on customer capacity demand in the industries we serve, including HBLEDs, ALD, thin film heads, automotive MEMS, LED/laser diodes, and ink jet print heads, and therefore, we expect to experience significant variations in sales to this market from period to period.

Services sales for the three month period ended June 28, 2014 decreased $0.5 million to $3.4 million, as compared to $3.9 million for the corresponding period of 2013, resulting from a decrease in service contract sales.

License sales were zero for the three month period ended June 28, 2014. License revenue results from tool resales by our existing customers to third parties and from royalty arrangements. Pursuant to our license arrangements, such transactions are subject to a license fee based on units sold. Future revenues from licensing activities, if any, will be contingent upon existing and future licensing arrangements. We may not be successful in generating licensing revenues in the future and do not anticipate the recognition of significant levels of licensing income during the remainder of 2014.

For the three month period ended June 28, 2014, international sales increased $2.6 million to $25.0 million or 68% of total net sales, as compared to $22.4 million, or 52% of total net sales for the corresponding period of 2013. For the three month period ended June 28, 2014 as compared to the corresponding 2013 period, (i) sales to Korea increased by $5.3 million, (ii) sales to Europe increased by $2.9 million, (iii) sales to the rest of Asia (other than Taiwan, Japan and Korea) increased by $1.9 million. These increases in sales were partially offset by a decrease in sales to Taiwan of $7.0 million and Japan of $0.5 million.

Our international revenue generally is not subject to significant exchange rate fluctuations, principally because sales contracts for our systems are generally denominated in U.S. dollars. In Japan, however, orders are sometimes denominated in Japanese yen. Yen denominated contracts subject us to the risk of currency fluctuations. We attempt to mitigate this risk by entering into foreign currency forward exchange contracts for the period between when an order is received and when it is recorded as revenue. After recording revenue, we use various mechanisms, such as natural hedges, to offset substantial portions of the gains or losses associated with our Japanese yen denominated receivables due to exchange rate fluctuations. We had approximately 54.3 million Japanese yen denominated receivables at June 28, 2014. International sales expose us to a number of additional risks, including fluctuations in the value of local currencies relative to the U.S. dollar, which impact the relative cost of ownership of our products and, thus, the customer’s willingness to purchase our product. (See Part II, Item 1A, “Risk Factors” herein).

Year-to-Date

	Six Months Ended
(In thousands, except percentages)	June 28, 2014	June 29, 2013	Amount of Change	Percentage Change
Sales of:
Products	$60,969	$95,236	$(34,267)	(36)%
Services	7,377	7,976	(599)	(8)%
Licenses	100	300	(200)	(67)%
Total net sales	$68,446	$103,512	$(35,066)	(34)%

Product sales decreased by 36% to $61.0 million for the six month period ended June 28, 2014, as compared to $95.2 million for the corresponding period of 2013. The $34.3 million decrease was due to a $36.8 million decrease in system sales and a $3.3 million decrease in parts sales, partially offset by a $5.8 million increase in system upgrade sales.

On a product market application basis, systems sales and system upgrades to the semiconductor market decreased by $30.3 million to $41.1 million for the three month period ended June 28, 2014, as compared to $71.4 million for the corresponding period of 2013. The decrease was primarily due to fewer system units sold.

Nanotechnology market system sales were $9.2 million for the six month period ended June 28, 2014 as compared to $9.9 million for the corresponding period of 2013. The decrease in sales to the nanotechnology market of $0.7 million was primarily due to a decrease in ALD system sales partially offset by an increase in HBLED system sales.

Services sales for the six month period ended June 28, 2014 decreased by $0.6 million to $7.4 million, as compared to $8.0 million for the corresponding period of 2013, resulting from a decrease in service contract sales.

License sales were $0.1 million for the six month period ended June 28, 2014, as compared to $0.3 million for the corresponding period of 2013.

For the six month period ended June 28, 2014, international sales decreased by $32.8 million to $45.0 million or 66% of total net sales, as compared to $77.8 million, or 75% of total net sales for the corresponding period of 2013. For the six month period ended June 28, 2014 as compared to the corresponding 2013 period, sales to Taiwan decreased by $37.8 million and sales to Japan decreased by $2.1 million, partially offset by (i) an increase in sales to Korea of $4.1 million, (ii) an increase in sales to Europe of $2.4 million, and (iii) an increase in sales to the rest of Asia (other than Taiwan, Japan and Korea) of $0.6 million.

Gross Profit

Second Quarter

On a comparative basis, gross margins decreased to 45% for the three month period ended June 28, 2014, as compared to 47% for the corresponding period of 2013. The 2% decrease in gross margins was due to a 5% decrease related to manufacturing inefficiencies caused by lower production volume and a 1% decrease related to lower service cost utilization, partially offset by a 4% increase resulting from lower material costs caused by a change in product mix.

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

Year-to-Date

On a comparative basis, gross margins decreased to 43% for the six month period ended June 28, 2014, as compared to 52% for the corresponding period of 2013. The 9% decrease in gross margins was due to (i) a 9% decrease related to manufacturing inefficiencies caused by lower production volume, (ii) a 3% decrease related to lower service cost utilization, and (iii) a 1% decrease related to increases in other manufacturing costs, partially offset by a 4% increase resulting from lower material costs caused by a change in product mix.

Operating Expenses

Second Quarter

	Three Months Ended
(In thousands, except percentages)	June 28, 2014	June 29, 2013	Amount of Change	Percentage Change
Research, development, and engineering	$8,175	$7,802	$373	5%
Selling, general, and administrative	12,418	11,362	1,056	9%
Total operating expenses	$20,593	$19,164	$1,429	7%

Research, development and engineering expenses for the three month period ended June 28, 2014 were $8.2 million, as compared to $7.8 million for the corresponding period of 2013. The $0.4 million increase was due to (i) a $0.4 million increase in manufacturing support costs, (ii) a $0.1 million increase in stock-based compensation expense, and (iii) a $0.1 million increase in expenses related to the ALD product group, partially offset by a $0.2 million decrease in employee benefit costs. As a percentage of net sales, research, development and engineering expenses for the three months ended June 28, 2014 increased to 22% from 18% for the corresponding period of 2013. This percentage increase was primarily due to the decrease in net sales experienced in the three month period ended June 28, 2014.

Selling, general, and administrative expenses for the three month period ended June 28, 2014 were $12.4 million as compared to $11.4 million for the corresponding period of 2013. Selling, general and administrative expenses increased by $1.1 million due to (i) a $0.5 million increase in stock-based compensation expense, (ii) a $0.3 million increase in selling costs, (iii) a $0.3 million increase in audit and tax related fees, and (iv) a $0.2 million increase in depreciation, partially offset by a $0.2 million decrease in bonus plan expense. As a percentage of net sales, selling, general and administrative expenses for the three month period ended June 28, 2014 increased to 34% as compared to 27% for the corresponding period of 2013 primarily due to the decrease in net sales experienced in the three month period ended June 28, 2014.

Year-to-Date

	Six Months Ended
(In thousands, except percentages)	June 28, 2014	June 29, 2013	Amount of Change	Percentage Change
Research, development, and engineering	$16,389	$16,198	$191	1%
Selling, general, and administrative	24,384	23,183	1,201	5%
Total operating expenses	$40,773	$39,381	$1,392	4%

Research, development and engineering expenses for the six month period ended June 28, 2014 were $16.4 million, as compared to $16.2 million for the corresponding period in 2013. The $0.2 million increase was due to (i) a $0.6 million increase in manufacturing support costs, (ii) a $0.2 million increase in stock-based compensation expense, and (iii) a $0.1 million increase in expenses related to the ALD product group, partially offset by a $0.4 million decrease in employee benefit costs and a $0.3 million decrease in other expenses. As a percentage of net sales, research, development and engineering expenses for the six months ended June 28, 2014 increased to 24% from 16% for the corresponding period of 2013. This percentage increase was primarily due to the decrease in net sales experienced in the six month period ended June 28, 2014.

Selling, general, and administrative expenses for the six month period ended June 28, 2014 were $24.4 million as compared to $23.2 million for the corresponding period of 2013. Selling, general and administrative expenses increased by $1.2 million due to (i) a $1.1 million increase in stock-based compensation expense, (ii) a $0.3 million increase in audit and tax related fees, (iii) a $0.2 million increase in expenses related to the ALD product group, and (iv) a $0.2 million increase in other selling costs, offset by a $0.4 million decrease in field service costs, and a $0.2 million decrease in bonus plan expense. As a percentage of net sales, selling, general and administrative expenses for the six month period ended June 28, 2014 increased to 36% as compared to 22% for the corresponding period of 2013 primarily due to the decrease in net sales experienced in the six month period ended June 28, 2014.

Provision for Income Taxes

For the three and six month periods ended June 28, 2014, we recorded an income tax benefit of $0.1 million and an income tax provision of an insignificant amount, respectively, as compared to an income tax provision of $0.1 million and an income tax benefit of $0.4 million for the comparable periods in 2013. The income tax benefit recognized for the three month period ended June 28, 2014 was primarily from a benefit in foreign income taxes and a discrete tax benefit relating to a release in a foreign permanent establishment tax reserve due to the expiration of statute of limitations. The income tax benefit recognized for the six month period ended June 29, 2013 resulted primarily due to a discrete tax benefit due to the extension of the federal research and development tax credits under the American Taxpayer Relief Act of 2012, partially offset by foreign income taxes.
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
Each quarter we assess the likelihood that we will be able to recover our deferred tax assets. We consider available evidence, both positive and negative, including historical levels of income, expectations and risks associated with estimates of future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance. As a result of our analysis, we concluded that it is more likely than not that, as of June 28, 2014, our net deferred tax assets will not be realized, with the exception of those in Japan and Taiwan. Therefore, we continue to provide a full valuation allowance against net deferred tax assets outside of Japan and Taiwan. It is possible that sometime in the next 12 months the positive evidence will be sufficient to release a material amount of our valuation allowance; however there is no assurance that this will occur.
We are subject to federal and state tax examinations for years 1999 forward and 1997 forward, respectively, by virtue of the tax attributes carrying forward from those years. We are also subject to audits in the foreign jurisdictions in which we operate for years 2003 and forward. There are no material income tax audits currently in progress as of June 28, 2014.

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operating activities was $4.8 million for the six month period ended June 28, 2014, as compared to $1.1 million net cash used during the comparable period of 2013. Net cash provided by operating activities during the six month period ended June 28, 2014 was attributable to (i) $1.6 million from net operating loss after adjustments for non-cash items such as stock-based compensation, depreciation and amortization, and (ii) $3.6 million of net cash provided by changes of working capital as described below.

Working capital sources of cash came from (i) a decrease in accounts receivable of $5.2 million, (ii) an increase in accounts payable of $3.4 million, (iii) an increase in deferred product and services revenues of $0.6 million, and (iv) a decrease in prepaid expenses and other current assets of $0.3 million. Working capital uses of cash were due to a decrease in other current liabilities of $3.9 million and an increase of inventories of $2.0 million.

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

During the six month period ended June 28, 2014, net cash used in investing activities of $10.0 million was attributable to net purchases of short-term investments of $8.8 million and capital expenditures of $1.2 million.

Net cash used in financing activities of $0.5 million during the six months ended June 28, 2014 was attributable to taxes paid of $2.7 million, net of proceeds received from the issuance of common stock and restricted stock units of $2.3 million.

At June 28, 2014, we had working capital of $348.2 million. Our principal source of liquidity is cash provided by our operations at June 28, 2014 and consisted primarily of $295.0 million in cash, cash equivalents and short-term investments, net of outstanding borrowings under our line of credit. Our cash, cash equivalents and short-term investments provides us with substantial financial flexibility in meeting our operating, investing and financing needs.

As of June 28, 2014, a total of $29.0 million of our cash, cash equivalents, and investments were held by foreign subsidiaries. Amounts held by foreign subsidiaries are generally subject to U.S. income taxation on repatriation to the United States. We currently have no plans to repatriate any foreign earnings back to the United States as we believe our future cash flows provided by our U.S. operations will meet our future U.S. liquidity needs.

We have a line of credit agreement with a brokerage firm. Under the terms of this agreement, we may borrow funds at a cost equal to the current Federal funds open rate plus 125 basis points (approximately 1.3% as of June 28, 2014). Certain of our cash, cash equivalents and marketable securities secure borrowings outstanding under this facility, but we are not restricted in the use of those assets. Funds are advanced to us under this facility in accordance with pre-determined advance rates based on the cash and securities held by us in this brokerage account. This agreement has no set expiration date and there are no loan covenants other than a collateral requirement. As of June 28, 2014, $5.1 million was outstanding under this facility, with a related collateral requirement of approximately $6.8 million of our cash, cash equivalents and short-term investments.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Reference is made to Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report on Form 10-K for the year ended December 31, 2013, as amended, and to the subheading “Derivative Instruments and Hedging” under the heading “Notes to Consolidated Financial Statements” in Item 8, “Financial Statements and Supplementary Data” of our Annual Report on Form 10-K for the year ended December 31, 2013, as amended.

Interest Rate Risk

Our exposure to market risk due to potential changes in interest rates relates primarily to our investment portfolio, which consisted primarily of fixed interest rate instruments as of June 28, 2014. We maintain an investment policy designed to ensure the safety and preservation of our invested funds by limiting market risk and the risk of default.

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

As of June 28, 2014, we did not have any investments in mortgage backed or auction rate securities or any security investments in the financial service sector. However, we intend to closely monitor developments in the credit markets and make appropriate changes to our investment policy as we deem necessary or advisable. Based on our ability to liquidate our investment portfolio and our expected operating cash flows, we do not anticipate any liquidity constraints as a result of the current credit environment.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the three month period ended June 28, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Some of our current and potential competitors have significantly greater resources than we do, and increased competition could adversely impact sales of our products and our gross margins.

We are a comparatively small company in the highly competitive semiconductor equipment industry where we face competition from a number of companies, many of which are larger and have greater financial, engineering, manufacturing, research and development, marketing and customer support resources than we do. As a result, our competitors may be able to devote greater resources to the development, promotion and sale of new products that are competitive with our products, which could negatively impact sales of our systems. Moreover, there has been merger and acquisition activity among our competitors and potential competitors. These transactions may result in our competitors accumulating an increased amount of resources allowing them to bring to market a portfolio of products and achieve a competitive “product grouping strategy” advantage over us. As a result, there is no assurance that we will continue to achieve market share at a sufficient gross margin.

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

As of June 28, 2014, we had outstanding options to purchase and outstanding restricted stock units for a total of 3.9 million shares of our common stock. Among other determinants, the market price of our stock has a major impact on the number of shares subject to outstanding stock options and restricted stock units that are included in the weighted-average shares used in determining our net income per share. During periods of extreme volatility, the impact of higher stock prices can have a materially dilutive effect on our net income per share. Additionally, shares subject to outstanding options and restricted stock units are excluded from the calculation of net income per share when we have a net loss or when the exercise price and the average unrecognized compensation cost of the stock option or restricted stock unit is greater than the average market price of our common stock, as the impact of the stock options or restricted stock units would be anti-dilutive.

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

Historically, we have sold a substantial portion of our systems to a limited number of customers. In the three month period ended June 28, 2014, our top five customers account for 69% of our system sales compared to 76% in the corresponding period of 2013. We expect that sales to a relatively few customers will continue to account for a high percentage of our net sales in the foreseeable future and believe that our financial results depend in significant part upon the success of these major customers and our ability to meet their future capital equipment needs. Although the composition of the group comprising our largest customers may vary from period to period, the loss of a significant customer or any reduction in orders by a significant customer, including reductions due to market, economic or competitive conditions in the semiconductor, semiconductor packaging, semiconductor inspection or nanotechnology industries or in the industries that manufacture products utilizing integrated circuits, thin film heads or other nanotechnology components, would likely have a material adverse effect on our business, financial condition and results of operations. Our ability to maintain or increase our sales in the future depends, in part, on our ability to obtain orders from new customers as well as the financial condition and success of our existing customers, the semiconductor and nanotechnology industries and the economy in general.

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

On a market application basis, sales to the semiconductor industry, primarily for advanced packaging applications and laser thermal processing applications accounted for 83% of our systems revenue for the three month period ended June 28, 2014 as compared to 91% of our systems revenue for the corresponding period in 2013. We had $4.8 million of sales to nanotechnology manufacturers, including micro systems, thin film head, ALD and optical device manufacturers for the three month period ended June 28, 2014, as compared to $2.7 million in sales for the corresponding period of 2013. Systems revenue from the nanotechnology sector accounted for 17% of systems revenue for the three month period ended June 28, 2014, as compared to 9% of systems revenue for the corresponding period in 2013. Our future operating results and financial condition would be materially adversely impacted by a downturn in any of these industries, or by loss of market share in any of these industries. A growing percentage of our backlog of system orders is comprised of laser thermal processing tools. As our laser thermal processing tools are used for the continuation of reduced device geometries and customers seldom provide us with their future technical requirements, these tools may not meet all customers’ requirements upon initial delivery and installation at the customer’s facility. As a result, system acceptance of the tool could be delayed while we perform testing and attempt to meet their requirements, or the order could be cancelled if we are unable to meet those requirements. Should significant demand not materialize, due to technical, production, market or other factors, our business, financial position and results of operations would be materially adversely impacted.

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

International sales accounted for approximately 68% of total net sales for the three month period ended June 28, 2014, as compared to 52% of total net sales for the corresponding period of 2013. As a result, a significant portion of our net sales will continue to be subject to certain risks, including unexpected changes in regulatory requirements; difficulty in satisfying existing regulatory requirements; exchange rate fluctuations; tariffs and other barriers; political and economic instability; difficulties in accounts receivable collections; reduced protection of intellectual property; natural disasters; difficulties in staffing and managing foreign subsidiary and branch operations; and potentially adverse tax consequences.

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

Although we attempt to protect our intellectual property rights through patents, copyrights, trade secrets and other measures, we believe that our success will depend more upon the innovation, technological expertise and marketing abilities of our employees. Nevertheless, we have a policy of seeking patents when appropriate on inventions resulting from our ongoing research and development and manufacturing activities. Our intellectual property portfolio has 968 patents and patent applications with expiration dates ranging from October 2014 to December 2032. In addition, we have various registered trademarks and copyright registrations covering mainly applications used in the operation of our systems. We also rely upon trade secret protection for our confidential and proprietary information. We may not be able to protect our technology adequately and competitors may be able to develop similar technology independently. Our pending patent applications may not be issued or U.S. or foreign intellectual property laws may not protect our intellectual property rights. In addition, litigation may be necessary to enforce our patents, copyrights or other intellectual property rights, to protect our trade secrets, to determine the validity and scope of the proprietary rights of others or to defend against claims of infringement. Such litigation has resulted in, and in the future could result in, substantial costs and diversion of resources and could have a material adverse effect on our business, financial condition and results of operations, regardless of the outcome of the litigation. Patents issued to us may be challenged, invalidated or circumvented and the rights granted thereunder may not provide competitive advantages to us. Furthermore, others may independently develop similar technology or products, or, if patents are issued to us, design around the patents issued to us. Invalidation of our patents related to those technologies, or the expiration of patents covering our key technologies, could allow our competitors to more effectively compete against us, which could result in less revenue for us.

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

As of June 28, 2014, we had $300.1 million in cash, cash equivalents and short-term investments. We maintain an investment portfolio of cash equivalents and short-term investments in commercial paper and U.S. government-backed securities. These investments are subject to general credit, liquidity, and market and interest rate risks. Substantially all of these securities are subject to interest rate and credit risk and will decline in value if interest rates increase or one or more of the issuers’ credit ratings is reduced. As a result of any of the foregoing, we may experience a reduction in value or loss of liquidity of our investments, which may have a negative adverse effect on our results of operations, liquidity and financial condition.

Our investment portfolio may become impaired by further deterioration of the capital markets.

Our cash equivalent and short-term investment portfolio as of June 28, 2014 consisted of securities and obligations of U.S. government agencies, money market funds and commercial paper. We follow an established investment policy and set of guidelines to monitor, manage and limit our exposure to interest rate and credit risk. The policy sets forth credit quality standards and limits our exposure to any one issuer, as well as our maximum exposure to various asset classes.

As a result of current financial market conditions, investments in some financial instruments, such as structured investment vehicles, sub-prime mortgage-backed securities and collateralized debt obligations, may lose some or all of their value due to liquidity and credit concerns. As of June 28, 2014, we had no holdings in these categories of investments and no impairment charge associated with our short-term investment portfolio. Although we believe our current investment portfolio has little risk of impairment, we cannot predict future market conditions or market liquidity and our investment portfolio could become impaired.

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

ULTRATECH, INC. (Registrant)

Date:	July 28, 2014	By:	/s/ BRUCE WRIGHT
Bruce Wright
Senior Vice President, Finance and Chief Financial Officer (Duly Authorized Officer and Principal Financial and Accounting Officer)

EXHIBIT INDEX

3.1(a)	Amended and Restated Certificate of Incorporation of the Registrant, filed October 6, 1993.
3.1.1(a)	Certificate of Amendment of the Amended and Restated Certificate of Incorporation of the Company, filed May 17, 1995.
3.1.2(a)	Certificate of Amendment of the Amended and Restated Certificate of Incorporation of the Company, filed June 17, 1998.
3.1.3(a)	Certificate of Amendment of the Amended and Restated Certificate of Incorporation of the Company, filed June 20, 2003.
3.1.4(b)	Certificate of Amendment of the Amended and Restated Certificate of Incorporation of the Company, filed August 31, 2009.
3.1.5(c)	Certificate of Amendment of the Amended and Restated Certificate of Incorporation of the Company, filed August 6, 2012
3.2(d)	Amended and Restated Bylaws of the Registrant, as amended.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
31.1	Certification of Chief Executive Officer required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
 ______________________

(a)	Previously filed with our Quarterly Report on Form 10-Q for the quarter ended June 28, 2003 (Commission File No. 0-22248) and incorporated herein by reference.

(b)	Previously filed with our Quarterly Report on Form 10-Q for the quarter ended October 3, 2009 (Commission File No. 0-22248) and incorporated herein by reference.

(c)	Previously filed with our Quarterly Report on Form 10-Q for the quarter ended June 29, 2013 (Commission File No. 0-22248) and incorporated herein by reference.

(d)	Previously filed with our Current Report on Form 8-K on April 17, 2012 (Commission File No. 0-22248) and incorporated herein by reference.

*
Exhibit 32.1 is being furnished and shall not be deemed to be filed for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, nor shall such exhibit be deemed to be incorporated by reference in any registration statement or other document filed under the Securities Act, or the Exchange Act, except as otherwise stated in such filing.