Form 10-Q
period 2014-09-27
ULTRATECH INC
filed 2014-10-31
CIK 909791

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
——————————————————
FORM 10-Q
——————————————————
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 27, 2014

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
——————————————————
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definition of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding as of September 27, 2014
common stock, $0.01 par value	28,271,186

ULTRATECH, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

ULTRATECH, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)	September 27, 2014	December 31, 2013*
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$76,503	$93,550
Short-term investments	218,485	203,485
Accounts receivable, net	31,673	34,441
Inventories, net	54,598	47,784
Prepaid expenses and other current assets	5,889	5,498
Total current assets	387,148	384,758
Property, plant, and equipment, net	21,024	21,811
Intangible assets, net	14,428	15,735
Other assets	11,044	11,860
Total assets	$433,644	$434,164
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Notes payable	$5,120	$5,120
Accounts payable	15,644	8,914
Deferred product and services income	7,801	6,574
Other current liabilities	10,263	15,095
Total current liabilities	38,828	35,703
Other liabilities	13,854	11,923
Stockholders’ equity	380,962	386,538
Total liabilities and stockholders’ equity	$433,644	$434,164
__________________
*     The balance sheet as of December 31, 2013 has been derived from the audited financial statements at that date.
See accompanying notes to unaudited condensed consolidated financial statements

ULTRATECH, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Nine Months Ended
(In thousands, except per share amounts)	September 27, 2014	September 28, 2013	September 27, 2014	September 28, 2013
Net sales:
Products	$30,305	$26,235	$91,274	$121,471
Services	3,338	3,397	10,715	11,373
Licenses	198	100	298	400
Total net sales	33,841	29,732	102,287	133,244
Cost of sales:
Cost of products sold	16,967	14,953	49,798	59,071
Cost of services	3,231	2,989	9,344	8,813
Total cost of sales	20,198	17,942	59,142	67,884
Gross profit	13,643	11,790	43,145	65,360
Operating expenses:
Research, development, and engineering	8,139	8,415	24,528	24,613
Selling, general, and administrative	11,828	12,082	36,212	35,265
Operating income (loss)	(6,324)	(8,707)	(17,595)	5,482
Interest expense	(8)	—	(10)	(48)
Interest and other income (expense), net	(116)	327	306	298
Income (loss) before income tax	(6,448)	(8,380)	(17,299)	5,732
Provision for (benefit from) income taxes	174	(630)	184	(1,066)
Net income (loss)	$(6,622)	$(7,750)	$(17,483)	$6,798
Net income (loss) per share - basic	$(0.23)	$(0.28)	$(0.62)	$0.24
Number of shares used in per share computations - basic	28,534	28,079	28,392	27,945
Net income (loss) per share - diluted	$(0.23)	$(0.28)	$(0.62)	$0.24
Number of shares used in per share computations - diluted	28,534	28,079	28,392	28,733
See accompanying notes to unaudited condensed consolidated financial statements

ULTRATECH, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Three Months Ended		Nine Months Ended
(In thousands)	September 27, 2014	September 28, 2013	September 27, 2014	September 28, 2013
Net income (loss)	$(6,622)	$(7,750)	$(17,483)	$6,798
Other comprehensive income (loss), net of tax:
Change in unrealized gain/loss on investments	12	100	(30)	14
Change in minimum post retirement benefits obligation	2	1	6	6
Change in cash flow hedges	—	—	(40)	(89)
Other comprehensive income (loss)	14	101	(64)	(69)
Total comprehensive income (loss)	$(6,608)	$(7,649)	$(17,547)	$6,729
See accompanying notes to unaudited condensed consolidated financial statements

ULTRATECH, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended
(In thousands)	September 27, 2014	September 28, 2013
Cash flows from operating activities:
Net income (loss)	$(17,483)	$6,798
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation	4,661	4,122
Amortization of intangibles and other	1,964	1,471
Amortization of security discount (premium)	(293)	(128)
Gain on disposal of equipment	9	13
Stock-based compensation	12,170	10,782
Changes in operating assets and liabilities:
Accounts receivable	2,768	6,574
Inventories	(8,108)	(10,493)
Prepaid expenses and other current assets	(431)	297
Other assets	886	(1,174)
Accounts payable	6,730	(4,508)
Deferred product and services income	1,228	(10,419)
Other current liabilities	(4,603)	(1,052)
Other liabilities	155	488
Net cash provided by (used in) operating activities	(347)	2,771
Cash flows from investing activities:
Capital expenditures	(1,764)	(9,092)
Purchase of intangible assets	—	(5,000)
Purchase of investments in securities	(189,023)	(189,737)
Proceeds from maturities of investments	174,287	157,730
Net cash used in investing activities	(16,500)	(46,099)
Cash flows from financing activities:
Proceeds from notes payable	15,360	3,000
Repayment of notes payable	(15,360)	(3,000)
Proceeds from issuance of common stock for stock option exercises	2,676	12,573
Tax payment for issuance of common stock from release of restricted stock units	(2,876)	(3,483)
Net cash provided by (used in) financing activities	(200)	9,090
Net decrease in cash and cash equivalents	(17,047)	(34,238)
Cash and cash equivalents at beginning of period	93,550	96,968
Cash and cash equivalents at end of period	$76,503	$62,730
Supplemental disclosures of cash flow information:
Other non-cash changes:
Systems transferred to inventory and other assets from equipment, net	$258	$—
Capital lease of equipment	$2,460	$—
See accompanying notes to unaudited condensed consolidated financial statements

Ultratech, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
September 27, 2014

(1) Description of Business

Ultratech, Inc. (referred to herein as "Ultratech," the "Company", "we", "our" or "us") develops, manufactures and markets photolithography, laser thermal processing and inspection equipment designed to reduce the cost of ownership for manufacturers of semiconductor devices, including advanced packaging processes and various nanotechnology components including thin film head magnetic recording devices ("thin film heads" or "TFHs"), optical networking devices, laser diodes and high-brightness light emitting diodes ("HBLEDs") and atomic layer deposition ("ALD") for customers located throughout North America, Europe, Singapore, Japan, Taiwan, Korea and the rest of Asia. Ultratech was incorporated in the state of Delaware in 1992.

We supply step-and-repeat photolithography systems based on one-to-one imaging technology. Within the semiconductor industry, we target the market for advanced packaging applications. Our laser thermal processing equipment is targeted at advanced annealing applications within the semiconductor industry. Within the nanotechnology industry, our target markets include thin film head magnetic recording devices, ink jet print heads, laser diodes and HBLEDs and atomic layer deposition. Our in-line wafer inspection system, the Superfast, provides the flexibility to address a wide range of applications including improved overlay control and enhanced yield.

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

Our fiscal periods end on the Saturday closest to month-end, except that our fiscal year ends on December 31. All references to the quarter or three month period refer to our fiscal quarter. Our fiscal quarters covered by this report ended on September 27, 2014 and September 28, 2013.

Operating results for the three and nine month periods ended September 27, 2014 are not necessarily indicative of the results that may be expected for the year ending December 31, 2014, or any future periods.

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

Costs related to deferred product revenues are capitalized (deferred) and recognized at the time of revenue recognition. Deferred product revenue and costs are netted on our balance sheet, under the caption "deferred product and services income."

The gross amount of deferred revenues and deferred costs at September 27, 2014 was $9.7 million and $1.9 million, respectively, as compared to $8.7 million and $2.2 million, respectively, at December 31, 2013.

Costs incurred for shipping and handling are included in cost of sales.

(3) Stock-Based Compensation

Stock-based compensation expense recognized under ASC Topic 718, Compensation – Stock Compensation ("ASC 718"), for employees and directors and the effect on our Condensed Consolidated Statements of Operations were as follows:

	Three Months Ended		Nine Months Ended
(In thousands)	September 27, 2014	September 28, 2013	September 27, 2014	September 28, 2013
Cost of sales	$185	$205	$583	$557
Research, development, and engineering	697	653	2,036	1,779
Selling, general and administrative expenses	3,221	3,245	9,551	8,446
Total stock-based compensation expense	$4,103	$4,103	$12,170	$10,782

Stock-based compensation cost capitalized as part of inventory during the three and nine month periods ended September 27, 2014 was $0.2 million and $0.6 million, respectively, as compared to an insignificant amount and $0.2 million for the corresponding periods of 2013.

As required by ASC 718, we estimate expected forfeitures and recognize compensation costs only for those equity awards expected to vest. As of September 27, 2014, there was $45.8 million of total unrecognized compensation cost related to non-vested stock-based compensation arrangements granted under our 1993 Stock Option Plan/Stock Issuance Plan, as amended (the "1993 Plan"). The costs related to stock options and restricted stock units are expected to be recognized over a weighted average period of 4.0 years and 3.7 years, respectively.

The 1993 Plan provides for the grant of stock-based awards to our eligible employees, consultants and advisers and non-employee directors. As of September 27, 2014, there were 0.8 million shares reserved for future awards under the 1993 Plan.

We used the following weighted-average assumptions to estimate the fair value of our stock options granted:

	Three Months Ended		Nine Months Ended
	September 27, 2014	September 28, 2013	September 27, 2014	September 28, 2013
Expected life (in years)	5.9	5.9	5.9	5.9
Risk-free interest rate	1.7%	1.3%	1.6%	0.9%
Volatility	47%	48%	47%	47%
Dividend yield	—%	—%	—%	—%

Our stock options granted during the three and nine month periods ended September 27, 2014, and the corresponding periods of 2013, were granted with vesting terms of 50 months.

(4) Basic and Diluted Net Income (Loss) Per Share

The following table sets forth the computation of basic and diluted net income (loss) per share:

	Three Months Ended		Nine Months Ended
(In thousands, except per share amounts)	September 27, 2014	September 28, 2013	September 27, 2014	September 28, 2013
Numerator:
Net income (loss)	$(6,622)	$(7,750)	$(17,483)	$6,798
Denominator:
Basic weighted-average shares outstanding	28,534	28,079	28,392	27,945
Effect of dilutive employee stock options and restricted stock units	—	—	—	788
Diluted weighted-average shares outstanding	28,534	28,079	28,392	28,733

Net income (loss) per share - basic	$(0.23)	$(0.28)	$(0.62)	$0.24

Net income (loss) per share - diluted	$(0.23)	$(0.28)	$(0.62)	$0.24

The dilutive effect of outstanding options and restricted stock units is reflected in diluted net income per share, but not diluted net loss per share, by application of the treasury stock method, which includes consideration of stock-based compensation required by U.S. GAAP. As we experienced a net loss for the three and nine month periods ending September 27, 2014, both basic and diluted net loss per share are the same.

For the three and nine month periods ended September 27, 2014, a total of 2.8 million and 2.7 million shares, respectively, of common stock subject to outstanding options and restricted stock units, were excluded from the computation of diluted net income (loss) per share as the resulting effect would have been anti-dilutive, as compared to 2.3 million and 1.4 million shares, respectively, of common stock subject to outstanding options and restricted stock units that were excluded from the computation of diluted net income (loss) per share for the corresponding periods of 2013.

(5) Fair Value Measurements

Fair value is defined under ASC Topic 820, Fair Value Measurements and Disclosures ("ASC 820") as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value under ASC 820 must maximize the use of observable inputs and minimize the use of unobservable inputs. ASC 820 describes a fair value hierarchy based on three levels of inputs, of which the first two are considered observable and the last unobservable, that may be used to measure fair value which are the following:

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

We measure certain financial assets and liabilities at fair value on a recurring basis, including available-for-sale securities and foreign currency derivatives. The fair value of these certain financial assets and liabilities was determined using the following inputs:

	Fair Value Measurements at September 27, 2014
(In thousands)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available-for-sale securities(1)
Commercial paper	$15,994	$—	$15,994	$—
Money market funds	22,276	22,276	—	—
U.S. treasury bills and notes	3,958	3,958	—	—
Securities and obligations of U.S. government agencies	200,533	—	200,533	—
	242,761	26,234	216,527	—
Foreign currency derivatives(2)	1	—	1	—
Foreign currency derivatives(3)	(2)	—	(2)	—
	$242,760	$26,234	$216,526	$—

	Fair Value Measurements at December 31, 2013
(In thousands)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available-for-sale securities(1)
Commercial paper	$3,199	$—	$3,199	$—
Money market funds	42,994	42,994	—	—
U.S. treasury bills and notes	6,072	6,072	—	—
Securities and obligations of U.S. government agencies	194,214	—	194,214	—
	246,479	49,066	197,413	—
Foreign currency derivatives(2)	12	—	12	—
Foreign currency derivatives(3)	(19)	—	(19)	—
	$246,472	$49,066	$197,406	$—
________________

(1)	Included in cash and cash equivalents and short-term investments on our condensed consolidated balance sheets. See "Investments" in Note 6 for further details.

(2)
Included in other current assets on our condensed consolidated balance sheets. Consisted of forward foreign exchange contracts for Japanese yen. See "Derivative Instruments and Hedging" in Note 7 for further details.

(3)
Included in other current liabilities on our condensed consolidated balance sheets. Consisted of forward foreign exchange contracts for Japanese yen. See "Derivative Instruments and Hedging" in Note 7 for further details.

(6) Investments

We classified all of our investments as "available for sale" as of September 27, 2014 and December 31, 2013. Accordingly, we state our investments at estimated fair value. Fair values are determined based on quoted market prices or pricing models using current market rates. We deem all investments to be available to meet current working capital requirements. The cost of securities sold was determined based on the specific identification method.

The following table summarizes our investments:

	September 27, 2014				December 31, 2013
	Amortized Cost	Accumulated Other Comprehensive Income		Estimated Fair Value	Amortized Cost	Accumulated Other Comprehensive Income		Estimated Fair Value
Available-for-sale securities (in thousands)		Gains	Losses			Gains	Losses
Commercial paper	$15,994	$—	$—	$15,994	$3,199	$—	$—	$3,199
Money market funds	22,276	—	—	22,276	42,994	—	—	42,994
U.S. treasury bills and notes	3,955	3	—	3,958	6,067	5	—	6,072
Securities and obligations of U.S. government agencies	200,601	32	100	200,533	194,254	30	70	194,214
Total	$242,826	$35	$100	$242,761	$246,514	$35	$70	$246,479

The following table identifies the balance sheet classifications of our investments:

(In thousands)	September 27, 2014	December 31, 2013
Cash equivalents	$24,276	$42,994
Short-term investments	218,485	203,485
Investments, at estimated fair value	$242,761	$246,479

The gross amortized cost and estimated fair value of our investments at September 27, 2014 and December 31, 2013, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because the issuers of the securities may have the right to prepay obligations without prepayment penalties.

	September 27, 2014		December 31, 2013
(In thousands)	Gross Amortized Cost	Fair Value	Gross Amortized Cost	Fair Value
Due in one year or less	$192,724	$192,698	$223,456	$223,413
Due after one year through five years	50,102	50,063	23,059	23,066
Total	$242,826	$242,761	$246,515	$246,479

The following table provides the breakdown of the cash equivalents and investments with unrealized losses at September 27, 2014:

	In Loss Position for Less Than 12 Months		Total
(In thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Securities and obligations of U.S. government agencies	$73,557	$100	$73,557	$100
Total	$73,557	$100	$73,557	$100

The following table provides the breakdown of the cash equivalents and investments with unrealized losses at December 31, 2013:

	In Loss Position for Less Than 12 Months		Total
(In thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Securities and obligations of U.S. government agencies	$71,979	$70	$71,979	$70
Total	$71,979	$70	$71,979	$70

We review our investment portfolio regularly for impairment. A security is considered impaired when its fair value is less than its cost basis. If we intend to sell an impaired debt security or it is more likely than not that we will be required to sell it prior to recovery of its amortized cost basis, an other-than-temporary-impairment ("OTTI") is deemed to have occurred. In these instances, the OTTI loss is recognized in earnings equal to the entire difference between the debt security’s amortized cost basis and its fair value at the balance sheet date.

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

We have not recorded any OTTI of our investments for any of the three and nine month periods ended September 27, 2014 or for the corresponding periods of 2013.

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

Under ASC Topic 815, Derivatives and Hedging ("ASC 815"), all derivatives are recorded on the balance sheet at fair value. The gains and losses resulting from changes in fair value are accounted for depending on the use of the derivative and whether it is designated and qualifies for hedge accounting.

The fair value of derivative instruments recorded in our Condensed Consolidated Balance Sheets is as follows:

		Fair Value as of
(In thousands)	Balance Sheets Location	September 27, 2014	December 31, 2013
Foreign exchange contracts	Other current assets	$1	$12
	Other current liabilities	(2)	(19)
Total derivatives		$(1)	$(7)

Our derivative financial instruments are subject to both credit and market risk. Credit risk is the risk of loss due to failure of a counterparty to perform its obligations in accordance with contractual terms. Market risk is the potential change in an investment’s value caused by fluctuations in interest and currency exchange rates, credit spreads or other variables. We monitor the credit-worthiness of the financial institutions that are counterparties to our derivative financial instruments and do not consider the risks of counterparty nonperformance to be material. Credit and market risks, as a result of an offset by the underlying assets being hedged, related to derivative instruments were not considered material at September 27, 2014 and December 31, 2013.

Cash Flow Hedging

We designate and document as cash flow hedges foreign exchange forward contracts that are used by us to hedge the risk that forecasted revenue may be adversely affected by changes in foreign currency exchange rates. The maturity of these instruments is generally nine months or less. The effective portion of the contracts’ gains or losses is included in accumulated other comprehensive income (loss) ("OCI") until the period in which the forecasted sale being hedged is recognized, at which time the amount in OCI is reclassified to earnings as a component of revenue. To the extent that any of these contracts are not considered to be effective in offsetting the change in the value of the forecasted sales being hedged, the ineffective portion of these contracts is immediately recognized in income as a component of interest and other income, net. We calculate hedge effectiveness at a minimum each fiscal quarter. We measure hedge effectiveness by comparing the cumulative change in the spot rate of the derivative with the cumulative change in the spot rate of the anticipated sales transactions. We record any excluded components of the hedge in interest and other income, net. We reclassified into earnings an accumulated gain of an insignificant amount and $0.1 million from other comprehensive income (loss) during the nine month periods ended September 27, 2014 and September 28, 2013, respectively. There were no outstanding cash flow hedges at September 27, 2014.

Balance Sheet Derivatives

We manage the foreign currency risk associated with Japanese yen denominated assets and liabilities using foreign exchange forward contracts. The change in fair value of these derivatives is recognized as a component of interest and other income (expense), net and is intended to offset the remeasurement gains and losses associated with the non-functional currency denominated assets and liabilities. At September 27, 2014, we had one currency buy-forward contract for the purchase of 27.0 million Japanese yen, or approximately $0.2 million and one currency sell-forward contract for the sale of 71.7 million Japanese yen, or approximately $0.7 million.

The following sets forth the effect of the foreign exchange contracts derivative instruments on our Condensed Consolidated Statements of Operations:

(In thousands)	Three Months Ended		Nine Months Ended
Location of Gain/(Loss) Recognized on Derivatives in Statements of Operations	September 27, 2014	September 28, 2013	September 27, 2014	September 28, 2013
Interest and other income (expense), net	$28	$(1)	$23	$(39)

(8) Inventories, net

Inventories consisted of the following:

(In thousands)	September 27, 2014	December 31, 2013
Raw materials	$17,949	$19,800
Work-in-process	15,788	9,435
Finished products	20,861	18,549
Balance, end of the period	$54,598	$47,784

(9) Notes Payable

We have a line of credit agreement with a brokerage firm. Under the terms of this agreement, we may borrow funds at a cost equal to the current Federal funds open rate plus 125 basis points (approximately 1.3% as of September 27, 2014). Funds are advanced to us under this facility based on pre-determined advance rates on the cash and securities held by us in this brokerage account. Under this facility, we may borrow up to 75% of our total cash, cash equivalents and investments balance in this brokerage account with no restriction in the use of those assets. This agreement has no set expiration date and there are no loan covenants, other than the aforementioned collateral requirement. At September 27, 2014 and December 31, 2013, a total of $5.1 million was outstanding under this facility, with a related collateral requirement of approximately $6.8 million of our cash, cash equivalents and investments.

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

Changes in our deferred service revenue were as follows:

	Three Months Ended		Nine Months Ended
(In thousands)	September 27, 2014	September 28, 2013	September 27, 2014	September 28, 2013
Balance, beginning of the period	$4,212	$7,398	$5,499	$6,062
Additions	1,533	508	2,511	4,784
Revenue recognized	(1,070)	(1,089)	(3,335)	(4,029)
Balance, end of the period	$4,675	$6,817	$4,675	$6,817
Balance sheets classification
Deferred service income-short term	$3,732	$5,362
Deferred service income-long term	943	1,455
Balance, end of the period	$4,675	$6,817

Other current liabilities

Other current liabilities consisted of the following:

(In thousands)	September 27, 2014	December 31, 2013
Salaries and benefits	$6,400	$8,771
Warranty accrual	1,281	1,142
Advanced billings	23	2,522
Capital lease, current portion	788	—
Other	1,771	2,660
Balance, end of the period	$10,263	$15,095

Warranty Accrual

We generally warrant our new and refurbished products for material and labor to repair the product for periods of twelve months and three months, respectively, from the date of system acceptance. Accordingly, an accrual for the estimated cost of the warranty is recorded at the time the product is shipped. Extended warranty terms, if granted, result in deferral of revenue equating to our standard pricing for similar service contracts. Recognition of the related warranty cost is deferred until product revenue is recognized. Factors that affect our warranty liability include the number of installed units, historical and anticipated rates of warranty claims and cost per claim. We periodically assess the adequacy of our recorded warranty liabilities and adjust the amounts as necessary. We believe our warranty accrual as of September 27, 2014 is sufficient to satisfy our outstanding obligations as of that date.

Changes in our warranty accrual were as follows:

	Three Months Ended		Nine Months Ended
(In thousands)	September 27, 2014	September 28, 2013	September 27, 2014	September 28, 2013
Balance, beginning of the period	$1,083	$1,873	$1,142	$2,273
Liabilities accrued for warranties issued	527	160	1,205	1,140
Warranty claims paid and utilized	(491)	(608)	(1,493)	(1,935)
Changes in accrued warranty liabilities	162	24	427	(29)
Balance, end of the period	$1,281	$1,449	$1,281	$1,449

Advanced Billings

On occasion, we require, or our customers pay, a deposit in advance of order shipment. These amounts are classified as advanced billings until the related order ships. At September 27, 2014, we had an insignificant amount of advanced billings. At December 31, 2013, we had $2.5 million of advanced billings from multiple customers.
(11) Other Liabilities

Other liabilities consisted of the following:

(In thousands)	September 27, 2014	December 31, 2013
Long-term income taxes payable	$2,546	$2,574
Deferred compensation	4,700	3,874
Asset retirement obligation	2,347	2,248
Deferred service income-long term	943	1,460
Postretirement medical obligation	1,068	1,032
Deferred income tax liabilities - long term	125	125
Long-term capital lease	1,608	—
Other	517	610
Balance, end of the period	$13,854	$11,923

(12) Accumulated Other Comprehensive Income (Loss)

Accumulated other comprehensive income (loss), net of tax, is comprised of the following items:

(In thousands)	Investments	Post Retirement Obligations	Cash Flow Hedges	Total
Balance as of December 31, 2013	$(35)	$(72)	$40	$(67)
Other comprehensive income before reclassifications	(30)	—	—	(30)
Amounts reclassified from accumulated OCI	—	6	(40)	(34)
Net other comprehensive income (loss)	$(30)	$6	$(40)	$(64)
Balance as of September 27, 2014	$(65)	$(66)	$—	$(131)

Amounts reclassified from accumulated OCI for the nine month period ended September 27, 2014 are as follows:

(In thousands)
Post Retirement Obligations	Amount	Statement of Operations Presentation
Service cost	$(6)	Selling, general, and administrative
Total reclassifications for the period	$(6)	Net of tax
Cash Flow Hedges
Cash flow hedges	$40	Interest and other income (expense), net
Subtotal	$40	Net of tax
Total reclassifications for the period	$34	Net of tax

(13) Employee Benefit Plans

Employee bonus plans

We currently sponsor an executive incentive bonus plan that distributes employee awards based on the achievement of predetermined targets. We recorded a charge of $0.3 million and $1.1 million under this bonus plan for the three and nine month periods ended September 27, 2014, respectively, as compared to $0.3 million and $1.5 million for the corresponding periods of 2013.

Employee savings and retirement plans

We sponsor a 401(k) employee salary deferral plan that allows voluntary contributions by all full-time employees up to the Internal Revenue Service limits of their pretax earnings. We may also make matching contributions to this plan at our discretion. Employees are eligible for the matching plan if they contribute at least 2% of their compensation. Our contributions, when made, are limited to a maximum of 3% of the employee's compensation if the Company exceeds certain income levels. We made no contributions to this plan during the nine month period ended September 27, 2014 and contributed $0.2 million for the corresponding period of 2013.

We also sponsor an executive non-qualified deferred compensation plan (the "Plan") that allows qualifying executives to defer current cash compensation. As of September 27, 2014, Plan assets of $3.9 million, representing the cash surrender value of life insurance policies held by us and liabilities of $4.7 million were included in our Consolidated Balance Sheets under the captions "Other assets" and "Other liabilities", respectively. The related Plan expenses for each of the three and nine month periods ended September 27, 2014 and September 28, 2013 were insignificant.

Postretirement benefits

We have committed to providing and fully paying for lifetime postretirement medical and dental benefits to our Chief Executive Officer and Chief Financial Officer and their spouses, commencing after retirement. We recorded net periodic benefit costs of an insignificant amount for each of the three and nine month periods ended September 27, 2014 and September 28, 2013.

(14) Income Taxes

For each of the three and nine month periods ended September 27, 2014, we recorded an income tax provision of $0.2 million, as compared to an income tax benefit of $0.6 million and $1.1 million for the comparable periods in 2013. The income tax provision recognized for the nine month period ended September 27, 2014 resulted primarily from foreign income taxes. The income tax benefit recognized for the nine month period ended September 28, 2013 resulted primarily from tax benefits due to return to provision adjustments associated with the filing of our 2012 tax return and the extension of the federal research and development tax credits under the American Taxpayer Relief Act of 2012, partially offset by foreign income taxes. The income tax benefit recognized for the three month period ended September 28, 2013 resulted primarily from adjustments associated with the filing of our 2012 tax return.
In accordance with ASC Topic 740, Income Taxes ("ASC 740"), we had unrecognized tax benefits of $6.9 million as of December 31, 2013. We continue to recognize interest and penalties as a component of the income tax provision. If we are able to eventually recognize these uncertain tax positions, $6.9 million of our unrecognized benefit would reduce the effective tax rate. Over the next twelve months, we expect an insignificant decline in liabilities associated with our uncertain tax positions as a result of expiring statutes of limitations.
We currently have a full valuation allowance against our U.S. net deferred tax asset. We continue to monitor the relative weight of positive and negative evidence of future profitability in relevant jurisdictions. As of September 27, 2014, we have determined that the following negative evidence outweighs the positive evidence such that it is not more likely than not that we will generate sufficient taxable income in the relevant jurisdictions to utilize our deferred tax assets and release the associated valuation allowance:

•	Net loss for the year ending December 31, 2013 and the nine month period ending September 27, 2014,

•	Movement of certain product manufacturing to Singapore, resulting in reduced U.S. taxable income,

•	Usage limitations resulting in a longer period being required to realize our deferred tax assets, and

•	Inherent earnings volatility of our industry resulting in our inability to forecast long term earnings.

It is possible that sometime in the next 12 months the positive evidence will be sufficient to release a material amount of our valuation allowance; however there is no assurance that this will occur.
As a result of our analysis, we concluded that it is more likely than not that, as of September 27, 2014, our net deferred tax assets will not be realized, with the exception of those in Japan and Taiwan. Therefore, we continue to provide a full valuation allowance against net deferred tax assets outside of Japan and Taiwan. We closely monitor available evidence, and as noted above, may release some or all of the valuation allowance in future periods.
We are subject to federal and state tax examinations for years 1999 forward and 1997 forward, respectively, by virtue of the tax attributes carrying forward from those years. We are also subject to audits in the foreign jurisdictions in which we operate for years 2003 and forward. There are no material income tax audits currently in progress as of September 27, 2014.

(15) Intangible Assets, net

As of September 27, 2014, the gross carrying amount of our intangible assets was $18.1 million and accumulated amortization was $3.7 million. The weighted average life of all our intangible assets was 10.1 years as of September 27, 2014. During the three and nine month periods ending September 27, 2014, our amortization expense for our intangible assets was $0.4 million and $1.3 million, respectively, as compared to $0.4 million and $1.1 million for the corresponding periods of 2013.

(16) Commitments and Contingencies

Commitments

In March 2010, we entered into a building lease agreement in preparation for the expansion of our manufacturing operations in Singapore. The initial term of the lease was three years, and the lease was accounted for as an operating lease. On August 15, 2012, we renegotiated this lease and entered into a new lease that will expire in June 2018. As of September 27, 2014, the minimum future lease payments to be made under this arrangement is $2.1 million.
In October 2013, we entered into a twenty-four month operating lease that will expire on December 14, 2015. As of September 27, 2014, the minimum future lease payments to be made under this agreement is $0.5 million.

In August 2014, we entered into a thirty-six month lease agreement for equipment valued at $2.5 million. At the end of the lease term, we have an option to purchase the leased equipment for a bargain purchase price. Accordingly, this lease is classified as a capital lease. The amortization of these leased assets is included with depreciation expense.

The table below summarizes our capital and operating lease commitments as of September 27, 2014:

(In thousands)	Capital Leases	Operating Leases
For the years:
Remainder of 2014	$218	$806
2015	873	3,257
2016	873	1,161
2017	582	931
2018	—	333
Thereafter	—	—
Total minimum lease payments	$2,546	$6,488

(17) Subsequent Events

Share Repurchase Program

On October 27, 2014, our Board of Directors authorized the repurchase of up to $100 million of the Company’s common stock. Any repurchases may be made through open market purchases, block trades, privately negotiated transactions and/or derivative transactions, subject to market conditions and managements' ongoing determination that it is the best use of available cash. We expect to use cash on hand to fund any repurchases. The repurchase authorization does not obligate us to acquire any common stock.

Item 2.        Management's Discussion and Analysis of Financial Condition and Results of Operations

In addition to current and historical information, this Quarterly Report on Form 10-Q (“Report”) contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements relate to our future operations, prospects, potential products, services, developments, and business strategies. These statements can, in some cases, be identified by the use of terms such as "may," "will," "should," "could," "would," "intend," "expect," "plan," "anticipate," "believe," "estimate," "predict," "project," "potential," or "continue" or the negative of such terms or other comparable terminology. This Report includes, among others, forward-looking statements regarding our expectations about:

•	the timing and recognition of revenue;

•	our manufacturing cycles, delivery and non-linearity of shipments, system acceptance, and installation cycles of our products;

•
the need for continued large overhead expenses for the commercialization of our laser processing, 1X lithography and wafer inspection systems, which have relatively long manufacturing cycles and will require a significant expenditure on research and development, engineering, sales, support, and general administration, for which an increase in any of these costs, or a failure to meet our sales targets, could materially impact our cash flow and operating results;

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
These statements involve certain known and unknown risks and uncertainties that could cause our actual results to differ materially from those expressed or implied in our forward-looking statements. Such risks and uncertainties include, among others, those listed in Part II, Item 1A. "Risk Factors" of this Report. We do not intend, and undertake no obligation, to update any of our forward-looking statements after the date of this Report to reflect actual results or future events or circumstances.

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

Our backlog at the beginning of a period typically does not include all of the sales needed to achieve our sales objectives for that period. In addition, orders in backlog are subject to cancellation, shipment or system acceptance delays, and deferral or rescheduling by a customer with limited or no penalties. At September 27, 2014, system orders represented approximately 88% of our backlog. Consequently, our net sales and operating results for a period have been and will continue to be dependent upon our obtaining orders for systems to be shipped and accepted in the same period in which the order is received. Our business and financial results for a particular period could be materially adversely affected if an anticipated order for even one system is not received in time to permit shipment and system acceptance during that period. Furthermore, a substantial portion of our shipments has historically occurred near the end of each quarter. Delays in installation and system acceptance due, for example, to our inability to successfully demonstrate the agreed-upon specifications or criteria at the customer’s facility, or to the failure of the customer to permit installation of the system in the agreed upon time, may cause net sales in a particular period to fall significantly below our expectations, which may materially adversely affect our operating results for that period. This risk is especially applicable in connection with the introduction and initial sales of a new product line or as a result of industry trends impacting our foundry customers, including a shift toward semiconductors utilizing new technology transistor architecture. Additionally, the failure to receive anticipated orders or delays in shipments due, for example, to rescheduling, delays, deferrals or cancellations by customers, additional customer configuration requirements, or to unexpected manufacturing difficulties or delays in deliveries by suppliers due to their long production lead times or otherwise, have caused and may continue to cause net sales in a particular period to fall significantly below our expectations and for our operating results to vary from period to period, materially adversely affecting our operating results for that period. In particular, the long manufacturing and acceptance cycles of our advanced packaging family of wafer steppers, laser thermal processing and inspection systems and the long lead time for lenses and other materials, could cause shipments and acceptances of such products to be delayed from one quarter to the next, which could materially adversely affect our financial condition and results of operations for a particular quarter.

Additionally, the need for continued expenditures for research and development, capital equipment, ongoing training and worldwide customer service and support, among other factors, will make it difficult for us to reduce our operating expenses in a particular period if we fail to achieve our net sales goals for the period.

Sales Summary

	Three Months Ended		Nine Months Ended
	September 27, 2014	September 28, 2013	September 27, 2014	September 28, 2013
International sales	66%	55%	66%	71%
Domestic sales	34%	45%	34%	29%
Total sales	100%	100%	100%	100%

Semiconductor systems sales	73%	67%	79%	83%
Nanotechnology systems sales	27%	33%	21%	17%
Total systems sales	100%	100%	100%	100%

Net Sales

Third Quarter

	Three Months Ended
(In thousands, except percentages)	September 27, 2014	September 28, 2013	Amount of Change	Percentage Change
Sales of:
Products	$30,305	$26,235	$4,070	16%
Services	3,338	3,397	(59)	(2)%
Licenses	198	100	98	—%
Total net sales	$33,841	$29,732	$4,109	14%

Net sales consist of revenues from products (system, system upgrades, and spare parts sales), services, and licensing of technologies. Product sales increased 16% to $30.3 million for the three month period ended September 27, 2014, as compared to $26.2 million for the corresponding period of 2013. The $4.1 million increase was due to a $3.4 million increase in system sales, a $0.4 million increase in parts sales, and a $0.3 million increase in system upgrade sales.

On a product market application basis, systems sales and system upgrades to the semiconductor market increased $4.1 million to $18.2 million for the three month period ended September 27, 2014, as compared to $14.1 million for the corresponding period of 2013. The increase was primarily due to a greater number of system units sold. Semiconductor industry sales consist of sales to the advanced packaging market, the laser processing applications market, semiconductor and semiconductor inspection market.

Nanotechnology market system sales were $6.7 million for the three month period ended September 27, 2014, as compared to $7.0 million for the corresponding period of 2013. The decrease in sales to the nanotechnology market of $0.3 million was primarily due to a decrease in ALD system sales partially offset by an increase in HBLED system sales. System sales to the nanotechnology market are highly dependent on customer capacity demand in the industries we serve, including HBLEDs, ALD, thin film heads, automotive MEMS, LED/laser diodes, and ink jet print heads, and therefore, we expect to experience significant variations in sales to this market from period to period.

Services sales for the three month period ended September 27, 2014 decreased $0.1 million to $3.3 million, as compared to $3.4 million for the corresponding period of 2013, resulting from a decrease in service contract sales.

License sales were $0.2 million for the three month period ended September 27, 2014, as compared to $0.1 million for the corresponding period of 2013. License revenue results from tool resales by our existing customers to third parties and from royalty arrangements. Pursuant to our license arrangements, such transactions are subject to a license fee based on units sold. Future revenues from licensing activities, if any, will be contingent upon existing and future licensing arrangements. We may not be successful in generating licensing revenues in the future and do not anticipate the recognition of significant levels of licensing income during the remainder of 2014.

For the three month period ended September 27, 2014, international sales increased $6.0 million to $22.3 million or 66% of total net sales, as compared to $16.3 million, or 55% of total net sales for the corresponding period of 2013. For the three month period ended September 27, 2014 as compared to the corresponding 2013 period, (i) sales to the rest of Asia (other than Taiwan, Japan and Korea) increased by $4.3 million, (ii) sales to Taiwan increased by $3.2 million, and (iii) sales to Korea increased by $0.2 million. These increases in sales were partially offset by a decrease in sales to Japan of $1.5 million and Europe of $0.2 million.

Our international revenue generally is not subject to significant exchange rate fluctuations, principally because sales contracts for our systems are generally denominated in U.S. dollars. In Japan, however, orders are sometimes denominated in Japanese yen. Yen denominated contracts subject us to the risk of currency fluctuations. We attempt to mitigate this risk by entering into foreign currency forward exchange contracts for the period between when an order is received and when it is recorded as revenue. After recording revenue, we use various mechanisms, such as natural hedges, to offset substantial portions of the gains or losses associated with our Japanese yen denominated receivables due to exchange rate fluctuations. We had approximately 245.8 million Japanese yen denominated receivables at September 27, 2014. International sales expose us to a number of additional risks, including fluctuations in the value of local currencies relative to the U.S. dollar, which impact the relative cost of ownership of our products and, thus, the customer’s willingness to purchase our product. (See Part II, Item 1A, "Risk Factors" herein).

Year-to-Date

	Nine Months Ended
(In thousands, except percentages)	September 27, 2014	September 28, 2013	Amount of Change	Percentage Change
Sales of:
Products	$91,274	$121,471	$(30,197)	(25)%
Services	10,715	11,373	(658)	(6)%
Licenses	298	400	(102)	(26)%
Total net sales	$102,287	$133,244	$(30,957)	(23)%

Product sales decreased by 25% to $91.3 million for the nine month period ended September 27, 2014, as compared to $121.5 million for the corresponding period of 2013. The $30.2 million decrease was due to a $33.4 million decrease in system sales and a $2.9 million decrease in parts sales, partially offset by a $6.1 million increase in system upgrade sales.

On a product market application basis, systems sales and system upgrades to the semiconductor market decreased by $26.3 million to $59.2 million for the nine month period ended September 27, 2014, as compared to $85.5 million for the corresponding period of 2013. The decrease was primarily due to fewer system units sold.

Nanotechnology market system sales were $15.9 million for the nine month period ended September 27, 2014 as compared to $16.9 million for the corresponding period of 2013. The decrease in sales to the nanotechnology market of $1.0 million was primarily due to a decrease in ALD system sales, partially offset by an increase in HBLED system sales.

Services sales for the nine month period ended September 27, 2014 decreased by $0.7 million to $10.7 million, as compared to $11.4 million for the corresponding period of 2013, resulting from a decrease in service contract sales.

License sales were $0.3 million for the nine month period ended September 27, 2014, as compared to $0.4 million for the corresponding period of 2013.

For the nine month period ended September 27, 2014, international sales decreased by $26.8 million to $67.3 million or 66% of total net sales, as compared to $94.1 million, or 71% of total net sales for the corresponding period of 2013. For the nine month period ended September 27, 2014 as compared to the corresponding 2013 period, sales to Taiwan decreased by $34.6 million and sales to Japan decreased by $3.6 million, partially offset by (i) an increase in sales to the rest of Asia (other than Taiwan, Japan and Korea) of $4.9 million, (ii) an increase in sales to Korea of $4.3 million, and (iii) an increase in sales to Europe of $2.2 million.

Gross Profit

Third Quarter

Gross margins were 40% for the three month period ended September 27, 2014 and the corresponding period of 2013. On a comparative basis, gross margins for three month period ended September 27, 2014 benefited from a 2% increase in manufacturing efficiencies caused by greater production volume and a 1% increase related to reductions in other manufacturing costs, offset by a 3% decrease in gross margins resulting from higher material costs due to product mix.

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

Year-to-Date

On a comparative basis, gross margins decreased to 42% for the nine month period ended September 27, 2014, as compared to 49% for the corresponding period of 2013. The 7% decrease in gross margins was due to (i) a 6% decrease related to manufacturing inefficiencies caused by lower production volume, and (ii) a 3% decrease related to lower service cost utilization, partially offset by a 2% increase resulting from lower material costs caused by a change in product mix.

Operating Expenses

Third Quarter

	Three Months Ended
(In thousands, except percentages)	September 27, 2014	September 28, 2013	Amount of Change	Percentage Change
Research, development, and engineering	$8,139	$8,415	$(276)	(3)%
Selling, general, and administrative	11,828	12,082	(254)	(2)%
Total operating expenses	$19,967	$20,497	$(530)	(3)%

Research, development and engineering expenses for the three month period ended September 27, 2014 were $8.1 million, as compared to $8.4 million for the corresponding period of 2013. The $0.3 million decrease was due to (i) a $0.2 million decrease in employee benefit costs, (ii) a $0.1 million decrease in manufacturing support costs, and (iii) a $0.1 million decrease in expenses related to the ALD product group, partially offset by a $0.1 million increase in other costs. As a percentage of net sales, research, development and engineering expenses for the three months ended September 27, 2014 decreased to 24% from 28% for the corresponding period of 2013. This percentage decrease was primarily due to the increase in net sales experienced in the three month period ended September 27, 2014.

Selling, general, and administrative expenses for the three month period ended September 27, 2014 were $11.8 million as compared to $12.1 million for the corresponding period of 2013. Selling, general and administrative expenses decreased by $0.3 million due to (i) a $0.3 million decrease in employee benefit costs, (ii) a $0.3 million decrease in field service costs, and (iii) a $0.1 million decrease in other sales and marketing expenses, partially offset by a $0.3 million increase in selling costs and a $0.1 million increase in depreciation. As a percentage of net sales, selling, general and administrative expenses for the three month period ended September 27, 2014 decreased to 35% as compared to 41% for the corresponding period of 2013 primarily due to the increase in net sales experienced in the three month period ended September 27, 2014.

Year-to-Date

	Nine Months Ended
(In thousands, except percentages)	September 27, 2014	September 28, 2013	Amount of Change	Percentage Change
Research, development, and engineering	$24,528	$24,613	$(85)	—%
Selling, general, and administrative	36,212	35,265	947	3%
Total operating expenses	$60,740	$59,878	$862	1%

Research, development and engineering expenses for the nine month period ended September 27, 2014 were $24.5 million, as compared to $24.6 million for the corresponding period in 2013. As a percentage of net sales, research, development and engineering expenses for the nine months ended September 27, 2014 increased to 24% from 18% for the corresponding period of 2013. This percentage increase was primarily due to the decrease in net sales experienced in the nine month period ended September 27, 2014.

Selling, general, and administrative expenses for the nine month period ended September 27, 2014 were $36.2 million as compared to $35.3 million for the corresponding period of 2013. Selling, general and administrative expenses increased by $0.9 million due to (i) a $1.1 million increase in stock-based compensation expense, (ii) a $0.4 million increase in selling costs, (iii) a $0.4 million increase in depreciation expense, (iv) a $0.2 million increase in legal fees, and (v) a $0.2 million increase in expenses related to the ALD product group, partially offset by (a) a $0.4 million decrease in employee benefit costs, (b) a $0.3 million decrease in bonus plan expense, (c) a $0.3 million decrease in field service costs, (d) a $0.2 million decrease in other sales and marketing expenses, (e) a $0.1 million decrease in executive deferred compensation, and (f) a $0.1 million reduction in 401(k) match expense. As a percentage of net sales, selling, general and administrative expenses for the nine month period ended September 27, 2014 increased to 35% as compared to 26% for the corresponding period of 2013 primarily due to the decrease in net sales experienced in the nine month period ended September 27, 2014.

Provision for Income Taxes

For each of the three and nine month periods ended September 27, 2014, we recorded an income tax provision of $0.2 million, as compared to an income tax benefit of $0.6 million and $1.1 million for the comparable periods in 2013. The income tax provision recognized for the nine month period ended September 27, 2014 was primarily from foreign income taxes. The income tax benefit recognized for the nine month period ended September 28, 2013 resulted primarily from tax benefits due to return to provision adjustments associated with the filing of our 2012 tax return and the extension of the federal research and development tax credits under the American Taxpayer Relief Act of 2012, partially offset by foreign income taxes. The income tax benefit recognized for the three month period ended September 28, 2013 resulted primarily from adjustments associated with the filing of our 2012 tax return.
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

Each quarter we assess the likelihood that we will be able to recover our deferred tax assets. We consider available evidence, both positive and negative, including historical levels of income, expectations and risks associated with estimates of future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance. As a result of our analysis, we concluded that it is more likely than not that, as of September 27, 2014, our net deferred tax assets will not be realized, with the exception of those in Japan and Taiwan. Therefore, we continue to provide a full valuation allowance against net deferred tax assets outside of Japan and Taiwan. It is possible that sometime in the next 12 months the positive evidence will be sufficient to release a material amount of our valuation allowance; however there is no assurance that this will occur.
We are subject to federal and state tax examinations for years 1999 forward and 1997 forward, respectively, by virtue of the tax attributes carrying forward from those years. We are also subject to audits in the foreign jurisdictions in which we operate for years 2003 and forward. There are no material income tax audits currently in progress as of September 27, 2014.

LIQUIDITY AND CAPITAL RESOURCES

Net cash used in operating activities was $0.3 million for the nine month period ended September 27, 2014, as compared to $2.8 million net cash provided during the comparable period of 2013. Net cash used in operating activities during the nine month period ended September 27, 2014 was attributable to $1.4 million in changes of operating assets and liabilities as described below, partially offset by $1.0 million provided from the net operating loss after adjustments for non-cash items such as stock-based compensation, depreciation and amortization.

Working capital uses of cash were due to (i) an increase in inventories of $8.1 million, (ii) a decrease in other current liabilities of $4.6 million, and (iii) an increase in prepaid expenses and other current assets $0.4 million. Working capital sources of cash came from (a) an increase in accounts payable of $6.7 million, (b) a decrease in accounts receivable of $2.8 million, and (c) an increase in deferred product and services revenues of $1.2 million.

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

During the nine month period ended September 27, 2014, net cash used in investing activities of $16.5 million was attributable to net purchases of short-term investments of $14.7 million and capital expenditures of $1.8 million.

Net cash used in financing activities of $0.2 million during the nine months ended September 27, 2014 was attributable to taxes paid for restricted stock units of $2.9 million, partially offset by proceeds received from the issuance of common stock and restricted stock units of $2.7 million.

At September 27, 2014, we had working capital of $348.3 million. Our principal source of liquidity has been cash provided by our operations at September 27, 2014 and consisted primarily of $289.9 million in cash, cash equivalents and short-term investments, net of outstanding borrowings under our line of credit. Our cash, cash equivalents and short-term investments provides us with substantial financial flexibility in meeting our operating, investing and financing needs.

As of September 27, 2014, a total of $29.5 million of our cash, cash equivalents, and investments were held by foreign subsidiaries. Amounts held by foreign subsidiaries are generally subject to U.S. income taxation on repatriation to the United States. We currently have no plans to repatriate any foreign earnings back to the United States as we believe our future cash flows provided by our U.S. operations will meet our future U.S. liquidity needs.

We have a line of credit agreement with a brokerage firm. Under the terms of this agreement, we may borrow funds at a cost equal to the current Federal funds open rate plus 125 basis points (approximately 1.3% as of September 27, 2014). Certain of our cash, cash equivalents and marketable securities secure borrowings outstanding under this facility, but we are not restricted in the use of those assets. Funds are advanced to us under this facility in accordance with pre-determined advance rates based on the cash and securities held by us in this brokerage account. This agreement has no set expiration date and there are no loan covenants other than a collateral requirement. As of September 27, 2014, $5.1 million was outstanding under this facility, with a related collateral requirement of approximately $6.8 million of our cash, cash equivalents and short-term investments.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Reference is made to Part II, Item 7A, "Quantitative and Qualitative Disclosures About Market Risk" in our Annual Report on Form 10-K for the year ended December 31, 2013, as amended, and to the subheading "Derivative Instruments and Hedging" under the heading "Notes to Consolidated Financial Statements" in Item 8, "Financial Statements and Supplementary Data" of our Annual Report on Form 10-K for the year ended December 31, 2013, as amended.

Interest Rate Risk

Our exposure to market risk due to potential changes in interest rates relates primarily to our investment portfolio, which consisted primarily of fixed interest rate instruments as of September 27, 2014. We maintain an investment policy designed to ensure the safety and preservation of our invested funds by limiting market risk and the risk of default.

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

As of September 27, 2014, we did not have any investments in mortgage backed or auction rate securities. However, we intend to closely monitor developments in the credit markets and make appropriate changes to our investment policy as we deem necessary or advisable. Based on our ability to liquidate our investment portfolio and our expected operating cash flows, we do not anticipate any liquidity constraints as a result of the current credit environment.

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

We use foreign currency forward contracts to hedge the risk that outstanding Japanese yen denominated receipts from customers for actual or forecasted sales of equipment may be adversely affected by changes in foreign currency exchange rates. Our hedging programs reduce, but do not always entirely eliminate, the impact of currency movements. See "Derivative Instruments and Hedging" in Note 7 under the heading "Notes to Condensed Consolidated Financial Statements" of Part I, Item 1, “Financial Statements” herein for further disclosures.

Item 4. Controls and Procedures

We conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, (the "Exchange Act"), as of the end of the period covered by this report (the "Evaluation Date"). Based upon the evaluation, our principal executive officer and principal financial officer concluded that, as of the Evaluation Date, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure, and is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the three month period ended September 27, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Our business depends in significant part upon capital expenditures by manufacturers of semiconductors, advanced packaging semiconductors and nanotechnology components which in turn depend upon the current and anticipated market demand for such devices and products utilizing such devices. The semiconductor industry historically has been highly cyclical and has experienced recurring periods of oversupply and technology changes. This has, from time to time, resulted in significantly reduced demand for capital equipment including the systems manufactured and marketed by us. We believe that markets for new generations of semiconductors, semiconductor packaging and inspection will also be subject to similar fluctuations. Our business and operating results would be materially adversely affected by downturns or slowdowns in the semiconductor packaging market or by loss of market share. Accordingly, we may not be able to achieve or maintain our current or prior level of sales. We attempt to mitigate the risk of cyclicality by participating in multiple markets including semiconductor, semiconductor packaging, semiconductor inspection and nanotechnology sectors as well as diversifying into new markets. We believe that diversifying into new markets such as laser-based annealing for implant activation, lithography steppers for 3-D packaging, HBLED, ALD and inspection can help mitigate the effects of this cyclicality in our industry. Despite such efforts, when one or more of such markets experiences a downturn or a situation of excess capacity, our net sales and operating results are materially adversely affected. For example, we have experienced less revenue from laser processing as a result of the semiconductor logic foundries' inability to effectively increase yields in 3-D FinFET devices to such a level to invest in their production ramp. Customers who manufacture both logic and memory devices are focusing their capital spending on the memory sector at this time. We believe that as a result of cyclicality and of other factors affecting our foundry customers, such as shifting customer demand, lower capacity utilization rates and changing product designs, we have and will continue to experience the push out of orders to us and uncertainty in our business.

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

We are a comparatively small company in the highly competitive semiconductor equipment industry where we face competition from a number of companies, many of which are larger and have greater financial, engineering, manufacturing, research and development, marketing and customer support resources than we do. As a result, our competitors may be able to devote greater resources to the development, promotion and sale of new products that are competitive with our products, which could negatively impact sales of our systems. Moreover, there has been merger and acquisition activity among our competitors and potential competitors. These transactions may result in our competitors accumulating an increased amount of resources allowing them to bring to market a portfolio of products and achieve a competitive "product grouping strategy" advantage over us. As a result, there is no assurance that we will continue to achieve market share at a sufficient gross margin.

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

We experience competition in advanced packaging from various proximity aligner and stepper companies such as Canon Incorporated, Nikon Corporation, ORC Manufacturing Co., Ltd., Rudolph Technologies, Inc. ("Rudolph"), Shanghai Micro Electronics Equipment Co., Ltd ("SMEE"), Suss Microtec AG ("Suss Microtec"), Ushio and used projection and reduction stepper systems. In nanotechnology, we experience competition from contact, proximity and projection aligner companies, such as Nikon Engineering, SMEE, Suss Microtec and Ushio as well as other third party stepper suppliers. We expect our competitors in the lithography arena to continue to improve the performance of their current products and to introduce new products with improved price and performance characteristics. This could cause a decline in sales or loss of market acceptance of our steppers in our served markets, and thereby materially adversely affect our business, financial condition and results of operations. Enhancements to, or future generations of, competing products may be developed that offer superior cost of ownership and technical performance features.

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

As of September 27, 2014, we had outstanding options to purchase and outstanding restricted stock units for a total of 3.9 million shares of our common stock. Among other determinants, the market price of our stock has a major impact on the number of shares subject to outstanding stock options and restricted stock units that are included in the weighted-average shares used in determining our net income per share. During periods of extreme volatility, the impact of higher stock prices can have a materially dilutive effect on our net income per share. Additionally, shares subject to outstanding options and restricted stock units are excluded from the calculation of net income per share when we have a net loss or when the exercise price and the average unrecognized compensation cost of the stock option or restricted stock unit is greater than the average market price of our common stock, as the impact of the stock options or restricted stock units would be anti-dilutive.

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

Historically, we have sold a substantial portion of our systems to a limited number of customers. In the three month period ended September 27, 2014, our top five customers accounted for 65% of our system sales compared to 74% in the corresponding period of 2013. We expect that sales to a relatively few customers will continue to account for a high percentage of our net sales in the foreseeable future and believe that our financial results depend in significant part upon the success of these major customers and our ability to meet their future capital equipment needs. Although the composition of the group comprising our largest customers may vary from period to period, the loss of a significant customer or any reduction in orders by a significant customer, including reductions due to market, economic or competitive conditions in the semiconductor, semiconductor packaging, semiconductor inspection or nanotechnology industries or in the industries that manufacture products utilizing integrated circuits, thin film heads or other nanotechnology components, would likely have a material adverse effect on our business, financial condition and results of operations. Our ability to maintain or increase our sales in the future depends, in part, on our ability to obtain orders from new customers as well as the financial condition and success of our existing customers, the semiconductor and nanotechnology industries and the economy in general.

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

On a market application basis, sales to the semiconductor industry, primarily for advanced packaging applications and laser thermal processing applications accounted for 73% of our systems revenue for the three month period ended September 27, 2014 as compared to 67% of our systems revenue for the corresponding period in 2013. We had $6.7 million of sales to nanotechnology manufacturers, including micro systems, thin film head, ALD and optical device manufacturers for the three month period ended September 27, 2014, as compared to $7.0 million in sales for the corresponding period of 2013. Systems revenue from the nanotechnology sector accounted for 27% of systems revenue for the three month period ended September 27, 2014, as compared to 33% of systems revenue for the corresponding period in 2013. Our future operating results and financial condition would be materially adversely impacted by a downturn in any of these industries, or by loss of market share in any of these industries. A growing percentage of our backlog of system orders is comprised of laser thermal processing tools. As our laser thermal processing tools are used for the continuation of reduced device geometries and customers seldom provide us with their future technical requirements, these tools may not meet all customers’ requirements upon initial delivery and installation at the customer’s facility. As a result, system acceptance of the tool could be delayed while we perform testing and attempt to meet their requirements, or the order could be cancelled if we are unable to meet those requirements. Should significant demand not materialize, due to technical, production, market or other factors, our business, financial position and results of operations would be materially adversely impacted.

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

Our future operating results depend, in significant part, upon the continued contributions of key personnel, many of whom would be difficult to replace. We have entered into employment agreements only with our Chief Executive Officer and Chief Financial Officer, and our employees are employed "at will." The agreements with our Chief Executive Officer and Chief Financial Officer contain vesting acceleration and severance payment provisions that could result in significant costs or charges to us should the employee be terminated without cause, die or become disabled. We do not maintain any life insurance on any of our key employees. The loss of key personnel could have a material adverse effect on our business, financial condition and results of operations. In addition, our future operating results depend in significant part upon our ability to attract and retain other qualified management, manufacturing, technical, sales and support personnel for our operations. There are only a limited number of persons with the requisite skills to serve in these positions and it may become increasingly difficult for us to hire such personnel over time. At times, competition for such personnel has been intense, particularly in the San Francisco Bay Area where we maintain our headquarters and principal operations, and we may not be successful in attracting or retaining such personnel. The failure to attract or retain such persons would materially adversely affect our business, financial condition and results of operations.

A substantial portion of our sales are outside of the United States, which subjects us to risks related to customer service, installation, foreign economic and political stability, uncertain regulatory and tax rules, and foreign exchange rate fluctuations, all of which make it more difficult to operate our business.

International sales accounted for approximately 66% of total net sales for the three month period ended September 27, 2014, as compared to 55% of total net sales for the corresponding period of 2013. As a result, a significant portion of our net sales will continue to be subject to certain risks, including unexpected changes in regulatory requirements; difficulty in satisfying existing regulatory requirements; exchange rate fluctuations; tariffs and other barriers; political and economic instability; difficulties in accounts receivable collections; reduced protection of intellectual property; natural disasters; difficulties in staffing and managing foreign subsidiary and branch operations; and potentially adverse tax consequences.

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

Although we attempt to protect our intellectual property rights through patents, copyrights, trade secrets and other measures, we believe that our success will depend more upon the innovation, technological expertise and marketing abilities of our employees. Nevertheless, we have a policy of seeking patents when appropriate on inventions resulting from our ongoing research and development and manufacturing activities. Our intellectual property portfolio has 1011 patents and patent applications with expiration dates ranging from October 2014 to December 2032. In addition, we have various registered trademarks and copyright registrations covering mainly applications used in the operation of our systems. We also rely upon trade secret protection for our confidential and proprietary information. We may not be able to protect our technology adequately and competitors may be able to develop similar technology independently. Our pending patent applications may not be issued or U.S. or foreign intellectual property laws may not protect our intellectual property rights. In addition, litigation may be necessary to enforce our patents, copyrights or other intellectual property rights, to protect our trade secrets, to determine the validity and scope of the proprietary rights of others or to defend against claims of infringement. Such litigation has resulted in, and in the future could result in, substantial costs and diversion of resources and could have a material adverse effect on our business, financial condition and results of operations, regardless of the outcome of the litigation. Patents issued to us may be challenged, invalidated or circumvented and the rights granted thereunder may not provide competitive advantages to us. Furthermore, others may independently develop similar technology or products, or, if patents are issued to us, design around the patents issued to us. Invalidation of our patents related to those technologies, or the expiration of patents covering our key technologies, could allow our competitors to more effectively compete against us, which could result in less revenue for us.

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

As of September 27, 2014, we had $295.0 million in cash, cash equivalents and short-term investments. We maintain an investment portfolio of cash equivalents and short-term investments in commercial paper and U.S. government-backed securities. These investments are subject to general credit, liquidity, and market and interest rate risks. Substantially all of these securities are subject to interest rate and credit risk and will decline in value if interest rates increase or one or more of the issuers’ credit ratings is reduced. As a result of any of the foregoing, we may experience a reduction in value or loss of liquidity of our investments, which may have a negative adverse effect on our results of operations, liquidity and financial condition.

Our investment portfolio may become impaired by further deterioration of the capital markets.

Our cash equivalent and short-term investment portfolio as of September 27, 2014 consisted of securities and obligations of U.S. government agencies, money market funds and commercial paper. We follow an established investment policy and set of guidelines to monitor, manage and limit our exposure to interest rate and credit risk. The policy sets forth credit quality standards and limits our exposure to any one issuer, as well as our maximum exposure to various asset classes.

As a result of current financial market conditions, investments in some financial instruments, such as structured investment vehicles, sub-prime mortgage-backed securities and collateralized debt obligations, may lose some or all of their value due to liquidity and credit concerns. As of September 27, 2014, we had no holdings in these categories of investments and no impairment charge associated with our short-term investment portfolio. Although we believe our current investment portfolio has little risk of impairment, we cannot predict future market conditions or market liquidity and our investment portfolio could become impaired.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

Item 6. Exhibits

3.1(a)	Amended and Restated Certificate of Incorporation of the Company, filed October 6, 1993.
3.1.1(a)	Certificate of Amendment of the Amended and Restated Certificate of Incorporation of the Company, filed May 17, 1995.
3.1.2(a)	Certificate of Amendment of the Amended and Restated Certificate of Incorporation of the Company, filed June 17, 1998.
3.1.3(a)	Certificate of Amendment of the Amended and Restated Certificate of Incorporation of the Company, filed June 20, 2003.
3.1.4(b)	Certificate of Amendment of the Amended and Restated Certificate of Incorporation of the Company, filed August 31, 2009.
3.1.5(c)	Certificate of Amendment of the Amended and Restated Certificate of Incorporation of the Company, filed August 6, 2012.
3.2(d)	Amended and Restated Bylaws of the Registrant, as amended.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
31.1	Certification of Chief Executive Officer required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
 ____________________

(a)	Previously filed with our Quarterly Report on Form 10-Q for the quarter ended June 28, 2003 (Commission File No. 0-22248) and incorporated herein by reference.

(b)	Previously filed with our Quarterly Report on Form 10-Q for quarter ended October 3, 2009 (Commission File No. 0-22248) and incorporated herein by reference.

(c)	Previously filed with our Quarterly Report on Form 10-Q for the quarter ended June 29, 2013 (Commission File No. 0-22248) and incorporated herein by reference.

(d)	Previously filed with our Current Report on Form 8-K filed on April 17, 2012 (Commission File No. 0-22248) and incorporated herein by reference.

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

ULTRATECH, INC. (Registrant)

Date:	October 31, 2014	By:	/s/ BRUCE WRIGHT
Bruce Wright
Senior Vice President, Finance and Chief Financial Officer (Duly Authorized Officer and Principal Financial and Accounting Officer)

EXHIBIT INDEX

3.1(a)	Amended and Restated Certificate of Incorporation of the Company, filed October 6, 1993.
3.1.1(a)	Certificate of Amendment of the Amended and Restated Certificate of Incorporation of the Company, filed May 17, 1995.
3.1.2(a)	Certificate of Amendment of the Amended and Restated Certificate of Incorporation of the Company, filed June 17, 1998.
3.1.3(a)	Certificate of Amendment of the Amended and Restated Certificate of Incorporation of the Company, filed June 20, 2003.
3.1.4(b)	Certificate of Amendment of the Amended and Restated Certificate of Incorporation of the Company, filed August 31, 2009.
3.1.5(c)	Certificate of Amendment of the Amended and Restated Certificate of Incorporation of the Company, filed August 6, 2012
3.2(d)	Amended and Restated Bylaws of the Registrant, as amended.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
31.1	Certification of Chief Executive Officer required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
 ______________________

(a)	Previously filed with our Quarterly Report on Form 10-Q for the quarter ended June 28, 2003 (Commission File No. 0-22248) and incorporated herein by reference.

(b)	Previously filed with our Quarterly Report on Form 10-Q for the quarter ended October 3, 2009 (Commission File No. 0-22248) and incorporated herein by reference.

(c)	Previously filed with our Quarterly Report on Form 10-Q for the quarter ended June 29, 2013 (Commission File No. 0-22248) and incorporated herein by reference.

(d)	Previously filed with our Current Report on Form 8-K on April 17, 2012 (Commission File No. 0-22248) and incorporated herein by reference.

*
Exhibit 32.1 is being furnished and shall not be deemed to be filed for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, nor shall such exhibit be deemed to be incorporated by reference in any registration statement or other document filed under the Securities Act, or the Exchange Act, except as otherwise stated in such filing.