Form 10-K
period 2014-12-31
ULTRATECH INC
filed 2015-02-27
CIK 909791

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
————————————————————
FORM 10-K
(Mark one)

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Fiscal Year Ended December 31, 2014
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
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The aggregate market value of voting stock held by non-affiliates of the Registrant, as of June 28, 2014, was approximately $324,931,806 (based upon the closing price for shares of the Registrant’s common stock as reported by the NASDAQ Global Market on that date, the last trading date of the Registrant’s most recently completed second quarter). Shares of common stock held by each officer, director and holder of 5% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.
As of January 30, 2015, the Registrant had 27,398,774 shares of common stock outstanding.
————————————————————
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant’s Proxy Statement for the 2015 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K.

Ultratech, Inc.

PART I

ITEM 1.

BUSINESS

This Annual Report on Form 10-K contains, in addition to historical information, certain forward-looking statements that involve significant risks and uncertainties, which are difficult to predict, and are not guarantees of future performance. Such statements can generally be identified by words such as “anticipates,” “expects,” “remains,” “thinks,” “intends,” “may,” “will,” “could,” “believes,” “poised,” “estimates,” “continue,” and similar expressions. Our actual results could differ materially from the information set forth in any such forward-looking statements. Factors that could cause or contribute to such differences include those discussed below, as well as those discussed under “Item 1A. Risk Factors” and elsewhere in this Annual Report on Form 10-K.

The Company

Ultratech, Inc. (referred to herein as “Ultratech,” the “Company,” “we,” “our” or “us”) develops, manufactures and markets photolithography, laser thermal processing, and inspection equipment designed to reduce the cost of ownership for manufacturers of semiconductor devices, including advanced packaging processes and various nanotechnology components such as thin film head magnetic recording devices (“thin film heads” or “TFHs”), laser diodes, high-brightness light emitting diodes (“HBLEDs”) as well as atomic layer deposition systems (“ALD”) for customers located throughout North America, Europe, Singapore, Japan, Taiwan, Korea and the rest of Asia. Ultratech was incorporated in the state of Delaware in 1992.

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

Advanced packaging manufacturing processes such as flip chip, wafer level chip scale packaging (“WLCSP”) and 3D packaging techniques, require several lithography steps in the device fabrication process. We believe that the use of flip chip technology will continue to gain traction as customers migrate towards leading edge technology nodes. It is expected that wafer level packaging technologies will continue to play an important role for continued miniaturization of electronic products such as smartphones. As customers transition to sub-28 nm manufacturing technology, traditional front end scaling is becoming increasingly complex. As such, semiconductor manufacturing companies are now also focusing on various packaging technologies such as Through Silicon Via (“TSV”) to play an important role in delivering improved system level performance in the future. The manufacturing approach utilizing three dimensional (“3-D”) TSV technology alleviates interconnect delay considerations by reducing global interconnect wiring length. In addition, TSV delivers superior bandwidth performance, and power management improvements and addresses some device latency issues. Several customers are also evaluating silicon interposer technology solutions for delivering improved bandwidth and system level performance.

Lithography is one of the critical process steps that affect the final device performance and associated yield for advanced packaging technology. The use of 1X stepper technology provides superior operational flexibility for thick resists utilized in the advanced packaging market. Furthermore, the use of our proprietary alignment systems enables easy insertion of our products for any back end of line application. Lastly, we have also developed a large number of application specific features which deliver technology leadership and superior economic value for our packaging customers. Our steppers are used to manufacture high volume, low cost semiconductors used in a variety of applications such as communications, personal computing, automotive control systems, power systems and consumer electronics. We also supply 1X photolithography systems to thin film head manufacturers and believe that our steppers offer advantages over certain competitive reduction lithography tools with respect to field size, throughput, specialized substrate handling and cost of ownership savings. In December 2012, we purchased certain assets of Cambridge NanoTech, Inc. (“Cambridge”) which was a technological leader in the ALD market. We will continue to pursue selling opportunities in the ALD market focusing our efforts on universities and research institutes. Additionally, we may sell these products for production applications.

Laser Anneal Technology

Device scaling has been the predominant means pursued by the semiconductor industry to achieve the gains in productivity and performance quantified by Moore’s Law. In the past several years, scaled device performance has been compromised because traditional transistor materials, such as silicon, silicon dioxide, and polysilicon, have been pushed to their fundamental materials limits. Continued scaling thus requires the introduction of new materials. For example, the traditional gate dielectric has been silicon dioxide, and as devices are scaled below 45 nanometers (“nm”), high-k material such as hafnium oxide must be considered because silicon dioxide begins to lose its effectiveness. These new materials impose added challenges to the methods used to dope and activate silicon to produce very shallow, highly activated junctions (the main challenges regarding short channel effects include achieving maximum activation and minimal diffusion while maintaining abrupt junctions).

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

Inspection

In 2012, we introduced a new in-line wafer inspection system, the Superfast 3G, based on patented coherent gradient sensing technology (“CGS”). The CGS technology was developed at the California Institute of Technology during the 1990’s, and we acquired the rights to develop the CGS technology when we acquired certain assets of a semiconductor inspection startup, Oraxion Inc., in July 2006. We developed a next-generation system in 2007 which was primarily used internally. Superfast 3G represents the third generation of this technology, which is focused on the inspection of a number of critical semiconductor inspection steps.
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

Since the introduction of the earliest commercial photolithography tools for IC manufacturing in the early 1960s, a number of tools have been introduced to enable manufacturers to produce ever more complex devices that incorporate progressively finer line widths. In the early 1970s, photolithography tools included contact printers and proximity aligners, which required the photomask to physically contact or nearly contact the wafer in order to transfer the entire pattern during a single exposure. By the mid-1970s, there were also projection scanners, which transferred the device image through reflective optics having a very narrow annular field that spanned the width of the wafer. Exposure was achieved by scanning the entire photomask and wafer in a single, continuous motion across the annular field. Scanners were followed by steppers, which expose a rectangular area or field on the wafer containing one or more chip patterns in a single exposure, then move or “step” the wafer to an adjacent site to repeat the exposure. This stepping process is repeated as often as necessary until the entire wafer has been exposed. By imaging a small area, steppers are able to achieve finer resolution, improved image size control and better alignment between the multiple device layers resulting in higher yield and higher performance devices than was possible with earlier tools.

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

In addition to enhancing our current lithography solutions, we continue to develop new tools to serve new markets such as advanced annealing. The LSA family of tools is aimed at volume production of advanced state of the art devices. These products, based on the same platform and stage technology as our advanced lithography tools, employ a 3500 Watt carbon dioxide laser to activate ultra-shallow, transistor junctions. Annealing times are reduced from several seconds, typical for the current generation of Rapid Thermal Processing (“RTP”) equipment, to a millisecond or less. This results in more abrupt junctions with higher dopant activation levels and leads to transistors with higher drive currents and lower leakage. While this technology is expected to be useful for multiple IC generations, we anticipate that eventually this technology will be superseded by a laser thermal processing technology that will exceed the melting point of silicon (1412°C) and reduce the processing time below one microsecond, thereby achieving even higher performance characteristics with almost “zero” thermal budget. We believe these new laser thermal processing technologies remove several critical barriers to future device scaling and will help to extend Moore’s Law well into the future.

Thermal annealing is used by the semiconductor industry for a variety of process steps, including activation of implanted impurities, dopant activation, dielectric film formation, formation of silicides and stabilization of copper grain structures. Our LSA systems compete with annealing tools currently in use by manufacturers of semiconductor devices, including both furnaces and RTP systems. It is widely recognized that there is a need for tools that anneal at higher temperatures for shorter periods of time. We believe our current laser annealing tools are already providing this capability in a production environment for dopant activation. Our customers are also developing other applications for our laser annealing tools such as high-k dialetric anneal and silicide formation.

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

Our Sapphire 100 and Sapphire 100E systems are configurable with customized options designed specifically for high volume HBLED manufacturing applications. The Sapphire 100 and Sapphire 100E are also based on the 1000 Series platform, with additional features developed specifically for HBLED lithography applications. HBLED manufacturing requires special substrate handling capabilities for the small diameter sapphire and silicon carbide substrates used to manufacture the LED devices for display backlighting and general lighting applications. For HBLED applications, we believe our Sapphire 100 and our Sapphire 100E steppers offer depth of focus, productivity and yield improvement advantages over competitive product offerings.

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

We offer a family of advanced laser-based thermal annealing tools built on our Unity Platform, the LSA101, LSA101LP, LSA201 and LSA201LP. In addition to our flagship model, the LSA101, which enables junction activation and other advanced front-end annealing processes for the 28nm node and below, we have introduced a novel dual beam technology extending the system's capabilities to lower processing temperatures (LSA101LP). The addition of the LP dual beam is targeted to enable middle-of-line (MOL) applications such as silicide formation. The LSA201 is our latest LSA product offering, which enables full-wafer ambient control processing targeted for sub-20nm nodes. The LSA201's simple and robust design includes our patented micro-chamber design for achieving ambient control in a scanning system. The LSA201 platform can also be configured with the dual beam laser mentioned above-named the LSA201LP. As devices scale below 20nm, we believe the ambient control capability enables new applications such as high-k anneal and film property modification.

In 2012, we also introduced our new in-line wafer inspection system, the Superfast 3G, which provides the flexibility to address a wide range of applications including improved overlay control and enhanced yield. At advanced technology nodes, variations in stress and distortion on a wafer can have a significant impact on device performance and yield. Based on CGS technology, we believe that our Superfast 3G provides the industry’s highest wafer resolution for the targeted applications and measures over 3 million points of data per 300mm wafer. The Superfast 3G is unique in that it collects data from the whole wafer simultaneously, providing significantly higher data density without the need for targets or pads. The system’s high data density enables a wide range of applications from one measurement, as within-die, die-to-die and wafer-to-wafer process variations can be characterized quickly and comprehensively. The Superfast 3G approach provides other key advantages as well. First, data is obtained within each die at the location of the devices (not the location of a test target) and within-die variations can be mapped via approximately 10,000 data points. Second, data acquisition is inherently faster using rapid image capture of the whole wafer with a camera. Third, data is obtained to within 2mm of the wafer edge, providing a means to characterize issues with edge-die, which dominate yield loss at leading edge nodes.
In addition to selling new systems, we sell upgrades to systems in our installed base.
Research, Development and Engineering

The semiconductor and nanotechnology industries are subject to rapid technological change and new product introductions and enhancements. We believe that continued and timely development and introduction of new and enhanced systems to serve these markets is essential for us to maintain our competitive position. We have made and continue to make substantial investments in the research and development of our core optical technology, which we believe is critical to our future financial results. We intend to continue to develop our technology and to develop innovative lower cost of ownership products and product features to meet customer demands. Current engineering projects include continued research and development and process insertion for our laser thermal processing technologies, continued development of our 1X stepper products, the introduction of our new inspection system, as well as other new products. Other research and development efforts are currently focused on: performance enhancement and development of new features for existing systems, both for inclusion as a standard component in our systems and to meet special customer order requirements; increased productivity; reliability improvements; and manufacturing cost reductions. These research and development efforts are principally undertaken, by our research, development and engineering organizations and costs are generally expensed as incurred. Other operating groups within Ultratech support our research, development and engineering efforts, and the associated costs are expensed as incurred.

We work with many customers to jointly develop technology required to manufacture advanced devices or to lower the customer’s cost of ownership. We also have a worldwide engineering support organization including reticle engineering, photo processing capability and applications support.

We have historically devoted a significant portion of our financial resources to research and development programs and expect to continue to allocate significant resources to these efforts in the future. As of December 31, 2014, we had approximately 89 full-time employees engaged in research, development and engineering. For 2014, 2013 and 2012, total research, development and engineering expenses were approximately $33.6 million, $33.6 million and $30.1 million, respectively, and represented 22%, 21% and 13% of our net sales, respectively.

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

We support our customers with field service, applications, technical support service engineers and training programs. We provide our customers with comprehensive support and service before, during and after delivery of our systems. To support the sales process and to enhance customer relationships, we work closely with prospective customers to develop hardware, applications, test specifications and benchmarks, and often design customized applications to enable prospective customers to evaluate our equipment for their specific needs. Prior to shipment, our support personnel typically assist the customer on-site preparation and inspection, and provide customers with training at our facilities or at the customer’s location. We currently offer our customers various courses of instruction on our systems, including instructions in system hardware and related applications tools for optimizing our systems to fit a customer’s particular needs. Our customer training program also includes instructions in the maintenance of our systems. Our field support personnel work with the customer to install the system and demonstrate system readiness. Technical support is also available via telephone 24 hours a day, seven days a week at our San Jose, California and Singapore locations and through our on-site personnel.

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

Manufacturing

Until the third quarter of 2010, we performed all of our manufacturing activities (final assembly, system testing and certain subassembly) in clean room environments totaling approximately 25,000 square feet located in San Jose, California. Performing manufacturing operations in California exposes us to a higher risk of natural disasters, including earthquakes. In addition, California has previously experienced power shortages which have interrupted our operations. Such shortages could occur in the future and could again interrupt our operations resulting in product shipment delays, increased costs and other problems, any of which could have a material adverse effect on our business, customer relationships and results of operations.

Beginning in the fourth quarter of 2010, we started a manufacturing operation in Singapore for the production of our lithography and inspection products. This facility consists of approximately 9,000 square feet of additional clean-room production space for the manufacturing of our advanced packaging Unity AP products, HBLED, Sapphire and Superfast 3G inspection product platforms.

Our manufacturing activities consist of assembling and testing components and subassemblies, which are then integrated into finished systems. We rely on a limited number of outside suppliers and subcontractors to manufacture certain components and subassemblies. We order one of the most critical components of our technology, the glass for our 1X lenses, from external suppliers. We design the 1X lenses and provide the lens specifications and the glass to external suppliers, who then machine the lens elements. We then assemble and test the optical 1X lenses. We have recorded the critical parameters of each of our optical lenses sold since 1988, and we believe that such information enables us to supply lenses to our customers that match the characteristics of our customers’ existing lenses.

We procure some of our other critical systems’ components, subassemblies and services from single outside suppliers or from a limited group of outside suppliers in order to ensure overall quality and timeliness of delivery. Many of these components and subassemblies have significant production lead times. To date, we have been able to obtain adequate services and supplies of components and subassemblies for our systems in a timely manner. We are actively engaged with a number of our Asia-based suppliers to provide high precision parts and major opto-mechanical and electro-mechanical sub-assemblies and modules for our lithography products both in Singapore and San Jose. However, disruption or termination of certain of these sources could result in a significant adverse impact on our ability to manufacture our systems. This, in turn, would have a material adverse effect on our business, financial condition and results of operations. Our reliance on a sole or a limited group of suppliers and our reliance on subcontractors exposes us to several risks, including a potential inability to obtain an adequate supply of required components due to the suppliers’ failure or inability to provide such components in a timely manner, or at all, to our standards of quality, and reduced control over pricing and timely delivery of components. Manufacture of certain of these components and subassemblies is an extremely complex process, and long lead-times are required. Any inability to obtain adequate deliveries or any other circumstance that would require us to seek alternative sources of supply or to manufacture such components internally could delay our ability to ship our products, which could damage relationships with current and prospective customers and have a material adverse effect on our business, financial condition and results of operations.

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

Competition

The capital equipment industry in which we operate is intensely competitive. A substantial investment is required to install and integrate capital equipment into a semiconductor, semiconductor packaging or nanotechnology device production line. We believe that once a device manufacturer or packaging subcontractor has selected a particular supplier’s capital equipment, the manufacturer generally relies upon that equipment for the specific production line application and, to the extent possible, subsequent generations of similar products. Accordingly, it is difficult to achieve significant sales to a particular customer once another supplier’s capital equipment has been selected as they are relying on reduced cost of ownership solutions and a decision by a customer to change solutions could have a material and adverse effect on our business and operating results.

Advanced Packaging and HBLED Lithography

We experience competition in the advanced packaging lithography market from various reduction steppers and proximity and projection aligner companies such as Canon Incorporated, Nikon Corporation (“Nikon”), Suss Microtec AG (“Suss Microtec”), Rudolph Technologies, Inc. (“Rudolph”), Shanghai Micro Electronics Equipment Co., Ltd (“SMEE”), ORC Manufacturing Co., Ltd., Ushio and from third party re-sale of used projection systems. We expect our competitors to continue to improve the performance of their current products and to introduce new products with improved price and performance characteristics. This could cause a decline in sales or loss of market acceptance of our steppers in our served markets, and thereby materially adversely affect our business, financial condition and results of operations. Enhancements to, or future generations of, competing products may be developed that offer superior cost of ownership and technical performance features. We believe that to be competitive, we will require significant financial resources to continue to invest in new product development, to invest in new features and enhancements to existing products, to introduce new generation stepper systems in our served markets on a timely basis, and to maintain customer service and support centers worldwide. In marketing our products, we may also face competition from suppliers employing other technologies. In addition, increased competitive pressure has led to intensified price-based competition in certain of our markets, resulting in lower prices and margins. Should these competitive trends continue, our business, financial condition and operating results may be materially adversely affected.

Our primary competition in the HBLED lithography market comes from contact, proximity and projection aligners offered by companies such as Suss Microtec, Ushio and EV Group, by stepper companies such as SMEE, as well as by third party sales of used reduction steppers including Nikon and ASML. Although contact, proximity aligners, and used reduction steppers generally have lower purchase prices than new 1X steppers, 1X steppers offer lower operating costs and favorable total cost of ownership in most applications. We believe that most device and HBLED manufacturers choose 1X steppers for the yield improvement, and lower modification costs, offered by the use of non-contact projection lithography.

Laser Thermal Processing

With respect to our laser annealing technologies, marketed under the LSA product name, our primary competition comes from companies such as Dainippon Screen Manufacturing Co., Ltd., Applied Materials, Inc. and Mattson Technology, Inc. Many of these companies also offer products utilizing RTP, which is the dominant manufacturing technology for devices above 65nm. The dopant diffusion in the lateral dimension resulting from the time scales associated with RTP limits the scaling of transistors to advanced technology nodes. Shorter annealing times result in shallower and more abrupt junctions and faster transistors. We believe that RTP manufacturers recognize the need to reduce thermal budgets and are working toward this goal. Several companies offer annealing tools that incorporate flash lamp anneal (“FLA”) technology, a potential advanced annealing solution, in order to reduce annealing times and increase anneal temperatures. Developers of FLA technology claim to have overcome annealing difficulties at the 28nm node and below. This technique, which employs flash lamps, has shown improvements over RTP in junction depth and sheet resistance, but we believe FLA suffers from pattern-related non-uniformities and could require additional, costly processes to equalize the reflectivity of different areas within the chip or wafer. Our proprietary laser thermal processing solution has been specifically developed to provide junction annealing on near-instantaneous timescales, while achieving high activation levels, and doing so very uniformly within the chip and within the wafer due to our unique long wavelength technology. LSA, our first implementation of laser thermal processing, activates dopants in the microsecond-to-millisecond time frame without melting. Our research indicates that, at temperatures just below the melting point of silicon time durations in the microsecond to millisecond range are required to achieve full activation, with minimal dopant diffusion.

In July 2000, we licensed certain rights to our then existing laser thermal processing technology, with reservations, to a competing manufacturer of semiconductor equipment. This company and others currently offer laser annealing tools to the semiconductor industry that compete with our offerings.

Inspection

Competition for the Superfast inspection systems comes from a wide range of companies, including large companies such as KLA-Tencor, as well as numerous smaller companies developing and manufacturing inspection equipment such as Nanometrics, Rudolph, Frontier Semiconductor (FSM) and Nova Measuring Instruments. Similarly, there is an extremely wide range of technologies and approaches used by the competitors. Each individual technology will have advantages for certain specific inspection applications. In general, these competitors offer systems that inspect and measure at one location on the wafer, or one data point, at a time. This can limit overall data density to only a few hundred data points per wafer, as well as limit throughput. Often these competitive systems require dedicated targets, pads or other special features in order to make a measurement, making them less flexible in production environments.

Intellectual Property Rights

Although we attempt to protect our intellectual property rights through patents, copyrights, trade secrets and other measures, we believe that our success will depend more upon the innovation, technological expertise and marketing abilities of our employees. Nevertheless, we have a policy of seeking patents when appropriate on inventions resulting from our ongoing research and development and manufacturing activities. Our intellectual property portfolio contains 1,018 patents and patent applications. We have patent expiration dates ranging from February 2015 to June 2033. In addition, we also have various registered trademarks and copyright registrations covering mainly applications used in the operation of our systems. We also rely upon trade secret protection for our confidential and proprietary information. We may not be able to protect our technology adequately and competitors may be able to develop similar technology independently. Our pending patent applications may not be issued or U.S. or foreign intellectual property laws may not protect our intellectual property rights. In addition, litigation may be necessary to enforce our patents, copyrights or other intellectual property rights, to protect our trade secrets, to determine the validity and scope of the proprietary rights of others or to defend against claims of infringement. Such litigation has resulted in, and in the future could result in, substantial costs and diversion of resources and could have a material adverse effect on our business, financial condition and results of operations, regardless of the outcome of the litigation. Patents issued to us may be challenged, invalidated or circumvented and the rights granted thereunder may not provide competitive advantages to us. Furthermore, others may independently develop similar technology or products, or, if patents are issued to us, design around the patents issued to us. Invalidation of our patents related to those technologies, or the expiration of patents covering our key technologies, could allow our competitors to more effectively compete against us, which could result in less revenue for us.

Environmental Regulations

We are subject to a variety of governmental regulations relating to the use, storage, discharge, handling, emission, generation, manufacture and disposal of toxic or other hazardous substances. We believe that we are currently in compliance in all material respects with such regulations and that we have obtained all necessary environmental permits to conduct our business. Nevertheless, the failure to comply with current or future regulations could result in substantial fines being imposed on us, suspension of production, and alteration of the manufacturing process or cessation of operations. In order to comply with such regulations, we may be required to acquire expensive remediation equipment or to incur substantial expenses. Any failure by us to control the use, disposal or storage of, or adequately restrict the discharge of, hazardous or toxic substances could subject us to significant liabilities.

Customers, Applications and Markets

We sell our systems to semiconductor, advanced packaging, HBLED, TFH and various other nanotechnology manufacturers located throughout North America, Europe and Asia. We sell our ALD systems to universities and research institutes throughout the world. Semiconductor manufacturers have purchased the 1000 Series steppers, the AP series of steppers, the NanoTech steppers, the LSA systems or the Superfast systems for the fabrication and/or packaging of microprocessors, applications processors, microcontrollers, DRAMs, ASICs and a host of other devices. Such systems could be used in mix-and-match applications with other production tools, such as for replacements of contact proximity printers for flip chip applications, and for high volume capacity production.

On a market application basis, sales to the semiconductor industry, primarily for advanced packaging and laser thermal processing applications, accounted for approximately 81% of systems revenue for the year ended December 31, 2014, as compared to 83% and 84% for the years ended December 31, 2013 and 2012, respectively. During the years ended December 31, 2014, 2013 and 2012, approximately 19%, 17% and 16%, respectively, of our systems revenue was derived from sales to nanotechnology manufacturers, including LED, MEMS and TFH manufacturers. Our future results of operations and financial position would be materially adversely impacted by a downturn in any of these industries, or by loss of market share in any of these industries.

International sales accounted for approximately 68%, 72% and 65% of total net sales for the years ended December 31, 2014, 2013 and 2012, respectively, with Asia representing 56%, 63% and 46% of total net sales for those same years and Europe representing 12%, 9% and 19% of total net sales for those same years, respectively.

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

Backlog

We schedule production of our systems based upon order backlog, informal customer commitments and general economic forecasts for our targeted markets. We include in our backlog all accepted customer orders for our systems with assigned shipment dates within one year, as well as all orders for service, spare parts and upgrades, in each case, that management believes to be firm. However, all orders are subject to cancellation or rescheduling by the customer with limited or no penalties. Because of changes in system delivery schedules, cancellations of orders and potential delays in system shipments, our backlog at any particular date may not necessarily be representative of actual sales for any succeeding period. As of December 31, 2014, our backlog was approximately $70.9 million, including $5.7 million of products shipped but not yet installed. As of December 31, 2013, our backlog was approximately $132.7 million, including $4.7 million of products shipped but not yet installed. Cancellation, deferrals or rescheduling of orders by these customers would have a material adverse impact on our future results of operations.

Employees

At December 31, 2014, we had approximately 342 full-time employees, including 89 engaged in research, development and engineering, 40 in sales and marketing, 111 in customer service and support, 65 in manufacturing and 37 in general administration and finance. We believe our future success depends, in large part, on our ability to attract and retain highly skilled employees. None of our employees are covered by a collective bargaining agreement. We have, however, entered into employment agreements with our Chief Executive Officer and Chief Financial Officer. We consider our relationships with our employees to be good.

Information Available at the Securities and Exchange Commission

Copies of any materials that we have filed with the Securities and Exchange Commission (“SEC”) can be viewed at the SEC’s Public Reference Room at 100 F Street NE, Washington, DC 20549. Information regarding the operations of the Public Reference Room can be obtained from the SEC by calling the SEC at 1-800-SEC-0330. Additionally, the SEC maintains a website that contains reports, proxy and other information that we have filed with the SEC. The SEC website can be found at http://www.sec.gov.

Information Available on Our Website

Our website is located at http://www.ultratech.com. We make available, free of charge, through our website, our annual report on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K (and amendments to those reports), as soon as reasonably practicable after such reports are filed electronically with the SEC. We have adopted a Code of Ethics for our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. We have posted this Code of Ethics on our website. Any future amendments to this Code will also be posted on our website.

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

Our business depends in significant part upon capital expenditures by manufacturers of semiconductors, advanced packaging semiconductors and nanotechnology components which in turn depend upon the current and anticipated market demand for such devices and products utilizing such devices. The semiconductor industry historically has been highly cyclical and has experienced recurring periods of oversupply and technology changes. This has, from time to time, including our most recent fiscal year, resulted in significantly reduced demand for capital equipment and pricing pressure, including on the systems manufactured and marketed by us, and uncertainty among our customers. We believe that markets for new generations of semiconductors, semiconductor packaging and inspection will also be subject to similar fluctuations. Our business and operating results would be materially adversely affected by downturns or slowdowns in the semiconductor packaging market or by loss of market share. Accordingly, we may not be able to achieve or maintain our current or prior level of sales. We attempt to mitigate the risk of cyclicality by participating in multiple markets including semiconductor, semiconductor packaging, semiconductor inspection and nanotechnology sectors as well as diversifying into new markets. We believe that diversifying into new markets such as laser-based annealing for implant activation, lithography steppers for 3-D packaging, HBLED, ALD and inspection can help mitigate the effects of this cyclicality in our industry. Despite such efforts, when one or more of such markets fails to become viable as we anticipate or experience a downturn, our net sales and operating results are materially adversely affected. For example, we have experienced less revenue from laser processing as a result of the semiconductor logic foundries’ inability to effectively increase yields in 3-D FinFET devices to a level required to invest in their production ramp. Customers who manufacture both logic and memory devices are focusing their capital spending on the memory sector at this time. We believe that as a result of cyclicality and of other factors affecting our foundry customers, such as shifting customer demand, lower capacity utilization rates and changing product designs, we have and we will continue to experience reduced sales, the push out of orders to us and uncertainty in our business.

Our quarterly revenues and operating results are difficult to predict.

Our revenues and operating results may fluctuate significantly from quarter to quarter due to a number of factors, not all of which are in our control. We manage our expense levels based in part on our expectations of future revenues, and a certain amount of those expenses are relatively fixed. As a result, a change in the timing of recognition of revenue or a change in margins can have a significant impact on our operating results in any particular quarter. Factors that may cause our results of operations to fluctuate include, but are not limited to:

•	market conditions in the electronics and semiconductor industries;

•	failure of suppliers to perform in a manner consistent with our expectations;

•	manufacturing difficulties or delays;

•	customer cancellations or delays in orders, shipments, installations and/or system acceptances;

•	product performance issues;

•	competitive factors, including customers selecting competitors’ products, the introduction of new products by our competitors or any failure of our products to gain or maintain market acceptance; and

•	changes in selling prices and product mix.

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

The capital equipment industry in which we operate is intensely competitive. A substantial investment is required to install and integrate capital equipment into a semiconductor, semiconductor inspection, semiconductor packaging or nanotechnology device production line. Advanced technologies have also tended to become more capital intensive. We believe that once a device manufacturer or packaging subcontractor has selected a particular supplier’s capital equipment, the manufacturer generally relies upon that equipment for the specific production line application and, to the extent possible, subsequent generations of similar products. Accordingly, it is difficult to achieve significant sales to a particular customer once another supplier’s capital equipment has been selected.

We experience competition in advanced packaging from various proximity aligner and stepper companies such as Canon Incorporated, Nikon Corporation, ORC Manufacturing Co., Ltd., Rudolph Technologies, Inc. (“Rudolph”), Shanghai Micro Electronics Equipment Co., Ltd (“SMEE”), Suss Microtec AG (“Suss Microtec”), Ushio as well as from the secondary market from used projection and reduction stepper systems. In nanotechnology, we experience competition from contact, proximity and projection aligner companies, such as Nikon Engineering, SMEE, Suss Microtec and Ushio as well as other third party stepper suppliers. We expect our competitors in the lithography arena to continue to improve the performance of their current products and to introduce new products with improved price and performance characteristics. This could cause a decline in sales or loss of market acceptance of our steppers in our served markets, and thereby materially adversely affect our business, financial condition and results of operations. Enhancements to, or future generations of, competing products may be developed that offer superior cost of ownership and technical performance features.

With respect to our laser annealing technologies, marketed under the LSA101 and LSA201 product names, our primary millisecond anneal competition comes from companies such as Dainippon Screen Manufacturing Co., Ltd., Applied Materials, Inc. (“Applied Materials”) and Mattson Technology, Inc. In September 2013, Applied Materials and Tokyo Electron Limited announced that they had entered into a definitive agreement to merge, and if such merger is consummated, the combined company may have significant resources which could impact laser annealing as well as potentially other markets. Many of these companies offer products utilizing Rapid Thermal Processing (“RTP”), which is the current prevailing manufacturing technology. RTP does not prevent semiconductor device manufacturers from scaling the lateral dimensions of their transistors to obtain improved performance, but diffusion resulting from the time scales associated with RTP limits the vertical dimension of the junctions. Faster annealing times result in shallower and more abrupt junctions and faster transistors. We believe that RTP manufacturers recognize the need to reduce thermal cycle times and are working toward this goal. In July 2000, we licensed certain rights to our then existing laser thermal processing technology, with reservations, to a competing manufacturer of semiconductor equipment. We presently anticipate that this company and others intend to offer laser annealing tools to the semiconductor industry that will compete with our offerings.

Another potential advanced annealing solution utilizes flash lamp annealing technology, or “FLA.” Several companies have published papers on annealing tools that incorporate flash lamp technology in order to reduce annealing times and increase annealing temperatures. Developers of FLA technology claim to have overcome annealing difficulties at the advanced nodes. This technique, which employs flash lamps, has shown improvements over RTP in junction depth and sheet resistance, but we believe FLA suffers from pattern-related non-uniformities and could require additional, costly processes to equalize the reflectivity of different areas within the chip or wafer. Our proprietary laser thermal processing solution has been specifically developed to provide junction annealing on near-instantaneous time-scales, while achieving high activation levels. Laser thermal annealing, our first implementation of laser thermal processing, activates dopants in the microsecond-to-millisecond time frame without melting. Our research indicates that, at temperatures just below the melting point of silicon, time durations in the microsecond to millisecond range, are required to achieve full activation, and minimal dopant diffusion.

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

Sales of our systems depend, in significant part, upon the decision of a prospective customer to increase manufacturing capacity, replace older equipment or to restructure current manufacturing facilities, any of which typically involves a significant commitment of capital. Many of our customers in the past have canceled or postponed the development of new manufacturing facilities and have substantially reduced their capital equipment budgets. Many of our largest customers currently face uncertainty in the markets they serve, resulting in delays in placing new orders, the push out of previous orders to us and uncertainty in our business.

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

We believe that factors such as announcements of developments related to our business, fluctuations in our operating results, a shortfall in revenue or earnings, changes in our or analysts’ expectations, general conditions in the semiconductor and nanotechnology industries or the worldwide or regional economies, sales of our securities into the marketplace, our share repurchase program, an outbreak or escalation of hostilities, announcements of technological innovations or new products or enhancements by us or our competitors, developments in patents or other intellectual property rights and developments in our relationships with our customers and suppliers could cause the price of our common stock to fluctuate, perhaps substantially. The market price of our Common Stock has fluctuated significantly in the past and we expect it to continue to experience significant fluctuations in the future, including fluctuations that may be unrelated to our performance.

As of December 31, 2014, we had outstanding options to purchase and outstanding restricted stock units for a total of 4.4 million shares of our common stock. Among other determinants, the market price of our stock has a major impact on the number of shares subject to outstanding stock options and restricted stock units that are included in the weighted-average shares used in determining our net income per share. During periods of extreme volatility, the impact of higher stock prices can have a materially dilutive effect on our net income per share. Additionally, shares subject to outstanding options and restricted stock units are excluded from the calculation of net income per share when we have a net loss or when the exercise price and the average unrecognized compensation cost of the stock option or restricted stock unit is greater than the average market price of our common stock, as the impact of the stock options or restricted stock units would be anti-dilutive.

Our industry is subject to rapid technological change and product innovation, which could result in our technologies and products being replaced by those of our competitors, which would adversely affect our business and results of operations.

The semiconductor and nanotechnology manufacturing industries are subject to rapid technological change, evolving industry standards and new product introductions and enhancements. Our ability to be competitive in these and other markets will depend, in part, upon our ability to develop new and enhanced systems and related applications, and to introduce these systems and related applications at competitive prices and on a timely and cost-effective basis to enable customers to integrate them into their operations either prior to or as they begin volume product manufacturing. We will also be required to enhance the performance of our existing systems and related applications. Our success in developing new and enhanced systems and related applications depends upon a variety of factors, including product selection, timely and efficient completion of product design, timely and efficient implementation of manufacturing and assembly processes, product performance in the field and effective sales and marketing. Product failures may result in customer dissatisfaction, high service and support costs, rework and increased inventory. Because new product development commitments must be made well in advance of sales, new product decisions must anticipate both future customer requirements and the technology that will be available to meet those requirements. We may not be successful in selecting, developing, manufacturing or marketing new products and related applications or enhancing our existing products and related applications. Any such failure would materially adversely affect our business, financial condition and results of operations. Further, we have in the past and may in the future make substantial investments in new products before we know whether they are technically feasible or commercially viable, and as a result may incur significant product development expenses that do not result in new products or revenues.

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

Historically, we have sold a substantial portion of our systems to a limited number of customers. In the year ended December 31, 2014, Intel Corporation (“Intel”), Samsung and Global Foundries Incorporated (“GFI”) accounted for 18%, 14%, and 13% of our total systems sales, respectively. In the year ended, December 31, 2013, Siliconware Precision Industries (“SPIL”) accounted for 16% of our system sales. We expect that sales to a relatively few customers will continue to account for a high percentage of our net sales in the foreseeable future and believe that our financial results depend in significant part upon the success of these major customers and our ability to meet their future capital equipment needs. Although the composition of the group comprising our largest customers may vary from period to period, the loss of a significant customer or any reduction in orders by a significant customer, including reductions due to market, economic or competitive conditions in the semiconductor, semiconductor packaging, semiconductor inspection or nanotechnology industries or in the industries that manufacture products utilizing integrated circuits, thin film heads or other nanotechnology components, would likely have a material adverse effect on our business, financial condition and results of operations. Our ability to maintain or increase our sales in the future depends, in part, on our ability to obtain orders from new customers as well as the financial condition and success of our existing customers, the semiconductor and nanotechnology industries and the economy in general.

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

On a market application basis, sales to the semiconductor industry, primarily for advanced packaging applications and laser thermal processing applications, accounted for 81% and 83% of our systems revenue for the year ended December 31, 2014 and 2013, respectively. We sold $21.7 million of systems to nanotechnology manufacturers, including micro systems, thin film head, ALD and optical device manufacturers for the year ended December 31, 2014, as compared to $20.3 million in sales for the year ended December 31, 2013. Systems revenue from the nanotechnology sector accounted for 19% of systems revenue for the year ended December 31, 2014, as compared to 17% revenue in the year ended December 31, 2013. Our future operating results and financial condition would be materially adversely impacted by a downturn in any of these industries, or by loss of market share in any of these industries. A growing percentage of our backlog of system orders is comprised of laser thermal processing tools. As our laser thermal processing tools are used for the continuation of reduced device geometries and customers seldom provide us with their future technical requirements, these tools may not meet all customers’ requirements upon initial delivery and installation at the customer’s facility. As a result, system acceptance of the tool could be delayed while we perform testing and attempt to meet their requirements, or the order could be cancelled if we are unable to meet those requirements. Should significant demand not materialize, due to technical, production, market or other factors, our business, financial position and results of operations would be materially adversely impacted.

We currently spend, and expect to continue to spend, significant resources to develop, introduce and commercialize our offered products and future generations of, and enhancements to these products. We may not be successful in the timely introduction of these products which may cause sales of these products to decrease or not increase as expected.

Currently, we are devoting significant resources to the development, introduction and commercialization of our laser thermal processing systems, and other products, and future generations of, and enhancements to, those products. We intend to continue to develop these products and technologies, and will continue to incur significant operating expenses in the areas of research, development and engineering, manufacturing and general and administrative costs in order to develop, produce and support these new products and enhancements. There can be no assurance that our expenditures to develop these products will result in improved sales or that markets for these products will become viable. Additionally, gross profit margins and inventory levels may be further adversely impacted in the future by costs associated with the initial production of new products. Introduction of new products generally involves higher installation costs and product performance uncertainties that could delay system acceptance of our systems, resulting in a delay in recognizing revenue associated with those systems and a reduction in gross margins. These costs include, but are not limited to, additional manufacturing overhead, additional inventory write-downs, costs of demonstration systems and facilities and costs associated with the establishment of additional after-sales support organizations. Additionally, operating expenses may increase, relative to sales, as a result of adding additional marketing and administrative personnel, among other costs, to support our new products. If we are unable to achieve significantly increased net sales or if our sales fall below expectations, our operating results could be materially adversely affected.

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

We may not realize the anticipated benefits of any acquisition or investment. Acquisitions involve numerous risks, including difficulties in the assimilation of the operations, technologies, personnel and products of the acquired companies; the diversion of management’s attention from other business concerns; risks of entering markets in which we have limited or no direct experience; and the potential loss of key employees of the acquired company. In the event we acquire product lines, technologies or businesses which do not complement our business, or which otherwise do not enhance our sales or operating results, we may incur substantial write-offs and higher recurring operating costs, which could have a material adverse effect on our business, financial condition and results of operations. We may, in the future, pursue additional acquisitions of complementary product lines, technologies or businesses. Future acquisitions may require use of substantial amounts of our cash, cash equivalents and short-term investments, result in potentially dilutive issuances of equity securities, the incurrence of debt and contingent liabilities and amortization expenses and impairment charges related to goodwill and other intangible assets, which could materially adversely affect our financial condition and results of operations. In the event that any such acquisition does occur, there can be no assurance as to the effect thereof on our business or operating results.

We rely on a limited number of outside suppliers and subcontractors to manufacture certain components and subassemblies, and on single or a limited group of outside suppliers for certain materials for our products, which could result in a potential inability to obtain an adequate supply of required components due to quality problems, the suppliers’ failure or inability to provide such components in a timely manner, or at all, and reduced control over pricing and timely delivery of components and materials, any of which could adversely affect our results of operations.

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

We procure some of our other critical systems’ components, subassemblies and services from single outside suppliers or a limited group of outside suppliers in order to ensure overall quality and timeliness of delivery. Many of these components and subassemblies have significant production lead times. To date, we have been able to obtain adequate services and supplies of components and subassemblies for our systems in a timely manner. However, disruption or termination of certain of these sources could have a significant adverse impact on our ability to manufacture our systems. In addition, our failure to timely use components in our manufacturing processes due to delays or cancellation of orders or quality problems requiring us to return components may lead to write downs of inventory. A disruption in supply or inventory window would, in turn, cause us to miss or delay shipments and would increases costs causing a material adverse effect on our business, financial condition and results of operations. Our reliance on a sole supplier or a limited group of suppliers and our reliance on subcontractors involve several risks, including a potential inability to obtain an adequate supply of required components due to the suppliers’ failure or inability to provide such components in a timely manner, to our quality standards, or at all, and reduced control over pricing and timely delivery of components. Manufacture of certain of these components and subassemblies is an extremely complex process, and long lead-times are required. Any inability to obtain adequate deliveries or any other circumstance that would require us to seek alternative sources of supply or to manufacture such components internally could delay our ability to ship our products, which could damage relationships with current and prospective customers and have a material adverse effect on our business, financial condition and results of operations.

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

Our future operating results depend, in significant part, upon the continued contributions of key personnel, many of whom would be difficult to replace. We have entered into employment agreements only with our Chief Executive Officer and Chief Financial Officer, and our employees are employed “at will.” The agreements with our Chief Executive Officer and Chief Financial Officer contain vesting acceleration and severance payment provisions that could result in significant costs or charges to us should the employee be terminated without cause, die or become disabled. We do not maintain any life insurance on any of our key employees. The loss of key personnel could have a material adverse effect on our business, financial condition and results of operations. In addition, our future operating results depend in significant part upon our ability to attract and retain other qualified management, manufacturing, technical, sales and support personnel for our operations. There are only a limited number of persons with the requisite skills to serve in these positions and it may become increasingly difficult for us to hire such personnel over time. At times, competition for such personnel has been intense, particularly in the San Francisco Bay Area where we maintain our headquarters and principal operations, and we may not be successful in attracting or retaining such personnel. The failure to attract or retain such persons would have a material adverse effect on our business, financial condition and results of operations.

A substantial portion of our sales are outside of the United States, which subjects us to risks related to customer service, installation, foreign economic and political stability, uncertain regulatory and tax rules, and foreign exchange rate fluctuations, all of which make it more difficult to operate our business.

International sales accounted for approximately 68% of total net sales for the year ended December 31, 2014, as compared to 72% in the year ended December 31, 2013. We anticipate that international sales will continue to account for a significant portion of total net sales. Although we generally transact our international sales in U.S. dollars, international sales expose us to a number of additional risk factors, including fluctuations in the value of local currencies relative to the U.S. dollar, which, in turn, impact the relative cost of ownership of our products and may further impact the purchasing ability of our international customers. We have direct sales operations in Japan and orders are often denominated in Japanese yen. This may subject us to a higher degree of risk from currency fluctuations. We attempt to mitigate this exposure through foreign currency hedging. We are also subject to the risks associated with the imposition of legislation and regulations relating to the import or export of semiconductors and nanotechnology products. We cannot predict whether the United States or any other country will implement changes to quotas, duties, taxes or other charges or restrictions upon the importation or exportation of our products. These factors, or the adoption of restrictive policies, may have a material adverse effect on our business, financial condition and results of operations. Additionally, by having a significant portion of our sales occur internationally, we are continually exposed to political and economic instability; difficulties in accounts receivable collections; reduced protection of intellectual property; natural disasters; difficulties in staffing and managing foreign subsidiary and branch operations; and potentially adverse tax consequences.

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

Although we attempt to protect our intellectual property rights through patents, copyrights, trade secrets and other measures, we believe that our success will depend more upon the innovation, technological expertise and marketing abilities of our employees. Nevertheless, we have a policy of seeking patents when appropriate on inventions resulting from our ongoing research and development and manufacturing activities. Our intellectual property portfolio has 1,018 patents and patent applications with expiration dates ranging from February 2015 to June 2033. In addition, we have various registered trademarks and copyright registrations covering mainly applications used in the operation of our systems. We also rely upon trade secret protection for our confidential and proprietary information. We may not be able to protect our technology adequately and competitors may be able to develop similar technology independently. Our pending patent applications may not be issued or U.S. or foreign intellectual property laws may not protect our intellectual property rights. In addition, litigation may be necessary to enforce our patents, copyrights or other intellectual property rights, to protect our trade secrets, to determine the validity and scope of the proprietary rights of others or to defend against claims of infringement. Such litigation has resulted in, and in the future could result in, substantial costs and diversion of resources and could have a material adverse effect on our business, financial condition and results of operations, regardless of the outcome of the litigation. Patents issued to us may be challenged, invalidated or circumvented and the rights granted thereunder may not provide competitive advantages to us. Furthermore, others may independently develop similar technology or products, or, if patents are issued to us, design around the patents issued to us. Invalidation of our patents related to those technologies, or the expiration of patents covering our key technologies, could allow our competitors to more effectively compete against us, which could result in less revenue for us.

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

Public health issues, political instability, natural disasters, terrorist attacks in the United States and elsewhere, government responses thereto, may disrupt our operations or those of our customers and suppliers and may affect the availability of materials needed to manufacture our products or the means to transport those materials to manufacturing facilities and finished products to customers. In addition, such events could disrupt the semiconductor market, resulting in the cancellation or delay of product orders. Significant public health issues could cause damage or disruption to international commerce by creating economic and political uncertainties that may have a significant negative impact on the global economy, us and our customers or suppliers. Should such incidents increase or other public health issues arise, we could be negatively impacted by the need for more stringent employee travel restrictions, additional limitations in the availability of freight services, governmental actions limiting the movement of products between various regions and disruptions in the operations of our customers or suppliers. Similarly, political instability could affect the ability of our suppliers to provide the materials needed in our operations or the cost of acquiring such materials. Any public health issues, political instability, natural disasters, terrorist attacks, or the ongoing war on terrorism or other wars could increase volatility in the United States and world financial markets which may depress the price of our common stock and may limit the capital resources available to us or our customers or suppliers, which could result in decreased orders from customers, less favorable financing terms from suppliers, and scarcity or increased costs of materials and components of our products. Additionally, if any of these events were to directly affect or be specifically directed at us, or occur in a country where we or our suppliers or our customers operate, our ability to conduct our business could be significantly disrupted. Any of these occurrences could have a significant impact on our operating results, revenues and costs and may result in increased volatility of the market price of our common stock.

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

As of December 31, 2014, we had $269.7 million in cash, cash equivalents and short-term investments. We maintain an investment portfolio of cash equivalents and short-term investments in commercial paper and U.S. government-backed securities. These investments are subject to general credit, liquidity, and market and interest rate risks. Substantially all of these securities are subject to interest rate and credit risk and will decline in value if interest rates increase or one or more of the issuers’ credit ratings is reduced. As a result of any of the foregoing, we may experience a reduction in value or loss of liquidity of our investments, which may have a negative adverse effect on our results of operations, liquidity and financial condition. We follow an established investment policy and set of guidelines to monitor, manage and limit our exposure to interest rate and credit risk. The policy sets forth credit quality standards and limits our exposure to any one issuer, as well as our maximum exposure to various asset classes.

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

We are subject to laws, regulations and similar requirements that affect our business and operations, including, but not limited to, the areas of commerce, import and export control, intellectual property, income and other taxes, anti-trust, anti-corruption, labor, environmental, health and safety. Our compliance in these areas may be costly, especially in areas where there are inconsistencies between the various jurisdictions in which we operate. While we have implemented policies and procedures to comply with various laws and regulations, there can be no assurance that our employees, contractors, suppliers or agents will not violate such laws and regulations or our policies. Any such violation or alleged violation could materially and adversely affect our business. Any changes or potential changes to laws, regulations or similar requirements, or our ability to respond to these changes, may significantly increase our costs to maintain compliance or result in our decision to limit our business, products or jurisdictions in which we operate, any of which could materially and adversely affect our business and operations.

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

Our previously announced share repurchase program could affect the price of our common stock and increase volatility and may be suspended or terminated at any time, which may result in a decrease in the trading price of our common stock.

Repurchases pursuant to our share repurchase program could affect our stock price and increase its volatility. The existence of a share repurchase program could also cause our stock price to be higher than it would be in the absence of such a program and could potentially reduce the market liquidity for our stock. There can be no assurance that any share repurchases will enhance stockholder value because the market price of our common stock may decline below the levels at which we repurchased shares of common stock. Although our share repurchase program is intended to enhance long-term stockholder value, short-term stock price fluctuations could reduce the program’s effectiveness. Furthermore, the program does not obligate the Company to repurchase any dollar amount or number of shares of common stock, and may be suspended or discontinued at any time and any suspension or discontinuation could cause the market price of our stock to decline.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

We have no unresolved staff comments.

ITEM 2.	PROPERTIES

We maintain our headquarters and manufacturing operations in San Jose, California in a leased facility, totaling approximately 100,000 square feet, which contain general administration and finance, marketing and sales, customer service and support, manufacturing and research, development and engineering. The lease for this facility expires in January 2016. We also rent sales and support offices in the United States and outside the U.S. in Taiwan, the Philippines, Japan, Korea, Thailand,

Germany, and China, with varying terms and expiration dates. During 2014 and 2013, we either extended our leases in several of these sales facilities or negotiated new terms.

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

Not applicable.

PART II

ITEM 5.	MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is traded on the NASDAQ Global Market under the symbol UTEK. The following table sets forth, for the periods indicated, the range of high and low reported sale prices of our common stock.

Fiscal 2014—Fiscal Quarter Ended		1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Market Price:	High	$29.38	$29.19	$26.98	$23.26
	Low	$24.06	$21.06	$22.18	$17.30
Fiscal 2013—Fiscal Quarter Ended		1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Market Price:	High	$42.23	$38.79	$38.09	$31.12
	Low	$35.46	$29.13	$27.53	$23.79

Our fiscal quarters in 2014 ended on March 29, 2014, June 28, 2014, September 27, 2014 and December 31, 2014. Our fiscal quarters in 2013 ended on March 30, 2013, June 29, 2013, September 28, 2013 and December 31, 2013.

As of January 30, 2015, we had approximately 198 stockholders of record.

We have not paid cash dividends on our common stock since inception, and our Board of Directors presently plans to reinvest our earnings in our business. Accordingly, it is anticipated that no cash dividends will be paid to holders of common stock in the foreseeable future.

In both July 2014 and July 2013, we issued 1,000 shares of our common stock in an unregistered, private placement under Section 4(2) of the Securities Act of 1933 to SEMI Foundation, a non-profit organization, to support its efforts to educate youth interested in science and math about career opportunities in the semiconductor industry.

Issuer Purchases of Equity Securities

Common stock repurchase activity under our publicly announced stock repurchase plan during the year ended December 31, 2014 was as follows:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased Under Publicly Announced Plan or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased
October 27 - 31	—	$—	—	$100,000,000
November 1 - 30	779,800	$19.23	779,800	$85,005,000
December 1 - 31	220,200	$19.41	220,200	$80,730,000
Total	1,000,000	$19.27	1,000,000

On October 27, 2014, our Board of Directors authorized the repurchase of up to $100 million of the Company’s common stock. The share repurchase plan commenced on October 28, 2014 and will expire on October 28, 2017. Any repurchases may be made through open market purchases, block trades, privately negotiated transactions and/or derivative transactions, subject to market conditions and managements’ ongoing determination that it is the best use of available cash on hand to fund any repurchases. The repurchase authorization does not obligate us to acquire any common stock.

Stock Performance Graph

The graph depicted below reflects a comparison of the cumulative total return (i.e., change in stock price plus reinvestment of dividends) of our common stock assuming $100 invested as of December 31, 2009 with the cumulative total returns of the NASDAQ Composite Index and the Philadelphia Semiconductor Index.

Comparison of Cumulative Total Returns(1)(2)(3)

300.00
250.00
200.00
150.00
100.00
50.00
0.00
12/31/2009
12/31/2010
12/31/2011
12/31/2012
12/31/2013
12/31/2014
UTEK
Philadelphia Semiconductor Sector Index
Nasdaq Composite Index

___________________

(1)	The graph covers the period from December 31, 2009 to December 31, 2014.

(2)	No cash dividends have been declared on our common stock.

(3)	Stockholder returns over the indicated period should not be considered indicative of future stockholder returns.

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

ITEM 6.	SELECTED FINANCIAL DATA

In thousands, except per share data and percentage information	2014 (e)	2013 (d)	2012 (c)	2011(b)	2010(a)
Operations:
Net sales	$150,540	$157,272	$234,825	$212,333	$140,603
Gross profit	$63,273	$67,382	$131,810	$110,325	$71,641
Gross profit as a percentage of net sales	42%	43%	56%	52%	51%
Operating income (loss)	$(19,063)	$(15,058)	$56,398	$44,020	$17,541
Income (loss) before income taxes and cumulative effect of a change in accounting principle	$(18,867)	$(14,916)	$56,969	$44,160	$17,951
Pre-tax income (loss) as a percentage of net sales	(12.5)%	(9.5)%	24.3%	20.8%	12.8%
Provision (benefit) for income taxes	$244	$(1,147)	$9,782	$4,930	$1,170
Net income (loss)	$(19,111)	$(13,769)	$47,187	$39,230	$16,781
Income (loss) before cumulative effect of a change in accounting principle per share—basic	$(0.67)	$(0.49)	$1.76	$1.51	$0.69
Net income (loss) per share—basic	$(0.67)	$(0.49)	$1.76	$1.51	$0.69
Number of shares used in per share computation—basic	28,437	28,106	26,881	25,915	24,468
Income (loss) before cumulative effect of a change in accounting principle per share—diluted	$(0.67)	$(0.49)	$1.70	$1.47	$0.67
Net income (loss) per share—diluted	$(0.67)	$(0.49)	$1.70	$1.47	$0.67
Number of shares used in per share computation—diluted	28,437	28,106	27,705	26,778	25,043
Balance sheet:
Cash, cash equivalents and short-term investments	$269,730	$297,035	$302,508	$227,947	$184,290
Working capital	$334,434	$349,055	$349,506	$283,280	$217,157
Total assets	$417,518	$434,164	$436,986	$353,448	$281,294
Long-term obligations	$15,252	$11,923	$11,235	$8,113	$5,344
Stockholders’ equity	$365,120	$386,538	$375,186	$296,029	$231,649
__________________

(a)	Operating income in 2010 includes $4.8 million of stock-based compensation expenses.

(b)	Operating income in 2011 includes $9.0 million of stock-based compensation expenses.

(c)	Operating income in 2012 includes $12.5 million of stock-based compensation expenses.

(d)	Operating loss in 2013 includes $15.4 million of stock-based compensation expenses.

(e)	Operating loss in 2014 includes $16.9 million of stock-based compensation expenses.

Quarterly Data

Unaudited, in thousands, except per share data	1st	2nd	3rd	4th
2014
Net sales	$31,609	$36,837	$33,841	$48,253
Gross profit	$12,992	$16,510	$13,643	$20,128
Operating loss	$(7,188)	$(4,083)	$(6,324)	$(1,468)
Net loss	$(6,971)	$(3,890)	$(6,622)	$(1,628)
Net loss per share—basic	$(0.25)	$(0.14)	$(0.23)	$(0.06)
Number of shares used in per share computation—basic	28,144	28,320	28,534	28,231
Net loss per share—diluted	$(0.25)	$(0.14)	$(0.23)	$(0.06)
Number of shares used in per share computation—diluted	28,144	28,320	28,534	28,231
Unaudited, in thousands, except per share data	1st	2nd	3rd	4th
2013
Net sales	$60,646	$42,866	$29,732	$24,028
Gross profit	$33,293	$20,277	$11,790	$2,022
Operating income (loss)	$13,076	$1,113	$(8,707)	$(20,540)
Net income (loss)	$13,692	$856	$(7,750)	$(20,567)
Net income (loss) per share—basic	$0.50	$0.03	$(0.28)	$(0.73)
Number of shares used in per share computation—basic	27,571	27,945	28,079	28,222
Net income (loss) per share—diluted	$0.48	$0.03	$(0.28)	$(0.73)
Number of shares used in per share computation—diluted	28,563	28,653	28,079	28,222

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Certain of the statements contained herein, which are not historical facts and which can generally be identified by words such as “anticipates,” “expects,” “thinks,” “remains,” “intends,” “will,” “could,” “believes,” “poised,” “estimates,” “continues,” and similar expressions, are forward-looking statements under Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that involve risks and uncertainties, such as risks related to timing, delays, deferrals and cancellations of orders by customers, including as a result of semiconductor manufacturing capacity as well as our customers’ financial condition and demand for semiconductors; demand for consumer devices; industry growth within our served markets; continued delivery of financial performance and value; cyclicality in the semiconductor and nanotechnology industries; our dependence on new product introductions and market acceptance of new products and enhanced versions of our existing products; reliability and technical acceptance of our products; lengthy sales cycles, including the timing of system installations and acceptances; quarterly revenue fluctuations; lengthy and costly development cycles for laser-processing and lithography technologies and applications; integration, development and associated expenses of the laser processing operation; general economic and financial market conditions including impact on capital spending, as well as difficulty in predicting changes in such conditions; rapid technological change and the importance of timely product introductions; customer concentration; pricing pressures and product discounts; high degree of industry competition including competition from companies that are significantly larger than us; intellectual property matters; changes in pricing by us, our competitors or suppliers; international sales and operations; timing of new product announcements and releases by us or our competitors; improvements, including in cost and technical features, of competitors’ products; ability to volume produce systems and meet customer requirements; sole or limited sources of supply; effect of capital market fluctuations on our investment portfolio; ability and resulting costs to attract or retain key personnel; dilutive effect of employee stock option grants on net income per share, which is largely dependent upon our achieving and maintaining profitability and the market price of our stock; mix of products sold; outcome of litigation; manufacturing variances and production levels; timing and degree of success of technologies licensed to outside parties; product concentration and lack of product revenue diversification; inventory obsolescence; quality of product sourced from suppliers; asset impairment; changes to financial accounting standards; effects of certain anti-takeover provisions; future acquisitions; volatility of stock price; foreign government regulations and restrictions; business interruptions due to natural disasters or utility failures; environmental regulations; and any adverse effects of terrorist attacks in the United States or elsewhere, or government responses thereto, or military actions, on the economy, in general, or on our business in particular. Due to these and additional factors, the statements, historical results and percentage relationships set forth below are not necessarily indicative of the results of operations for any future period. These forward-looking statements are based on management’s current beliefs and expectations, some or all of which may prove to be inaccurate, and which may change. We undertake no obligation to revise or update any forward-looking statements to reflect any event or circumstance that may arise after the date of this report.

OVERVIEW

Ultratech, Inc. develops, manufactures and markets photolithography, laser thermal processing and inspection equipment for manufacturers of semiconductor devices, including advanced packaging processes and various nanotechnology components such as thin film head magnetic recording devices, laser diodes, high-brightness light emitting diodes (“HBLEDS”) as well as atomic layer deposition systems (“ALD”) for customers located throughout North America, Europe, Singapore, Japan, Taiwan, Korea and the rest of Asia.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities at the date of the consolidated financial statements. By their nature, these estimates and judgments are subject to an inherent degree of uncertainty. On an on-going basis, we evaluate our estimates, including those related to revenues, inventory valuation, warranty obligations, purchase order commitments, bad debts, deferred income taxes, restructuring liabilities, asset retirement obligations, stock based-compensation and contingencies and litigation. Management bases its estimates and judgments on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

For multiple element arrangements, the total consideration for an arrangement is allocated among the separate elements in the arrangement based on a selling price hierarchy. The selling price hierarchy for a deliverable is based on (i) vendor specific objective evidence (“VSOE”); if available; (ii) third party evidence of selling price if VSOE is not available; or (iii) an estimated selling price, if neither VSOE nor third party evidence is available. If we have not established VSOE and cannot obtain third party evidence of selling price, we determine our estimate of the relative selling price by considering our production costs and historical margins of similar products or services. We believe this best represents the price at which we would transact a sale if the product or service were sold on a stand-alone basis. We regularly review the method used to determine our relative selling price and update any estimates accordingly. We limit the amount of revenue recognized for delivered elements to the amount that is not contingent on the future delivery of products or services or other future performance obligations.

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

Costs related to deferred product revenues are capitalized (deferred) and recognized at the time of revenue recognition. Deferred product revenue and costs are netted on our balance sheet, under the caption “deferred product and services income.” The gross amount of deferred revenues and deferred costs at December 31, 2014 were $9.8 million and $1.2 million, respectively, as compared to $8.7 million and $2.2 million, respectively, at December 31, 2013.

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

Warranty Obligations

We recognize the estimated cost of our product warranties at the time revenue is recognized. Our warranty obligation is affected by product failure rates, material usage rates and the efficiency by which the product failure is corrected. Should actual product failure rates, material usage rates and labor efficiencies differ from our estimates, revisions to the estimated warranty liability would be required which could result in future charges or credits to our gross margins. We believe our warranty accrual, as of December 31, 2014, will be sufficient to satisfy outstanding obligations as of that date.

Allowance for Bad Debts

We maintain an allowance for estimated losses resulting from the inability of our customers to make required payments. This reserve is established based upon historical trends, current economic conditions, delinquency status based on contractual terms and an analysis of specific exposures. If the financial conditions of our customers were to deteriorate, or even a single customer was otherwise unable to make payments, additional allowances may be required. The typical selling price of our systems is between $0.2 million and $6.0 million. Accordingly, a single customer default could have a material adverse effect on our results of operations. Our bad debt reserve for accounts receivable was $0.5 million at December 31, 2014 and 2013.

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

Deferred Income Taxes

Deferred income taxes are provided for the tax effect of temporary differences between the tax basis of assets and liabilities and their reported amounts in the financial statements. ASC Topic 740, Income Taxes (“ASC 740”), provides for recognition of deferred tax assets if the realization of such deferred tax assets is more likely than not to occur. Realization of our net deferred tax assets is dependent upon the generation of sufficient taxable income in future years in appropriate tax jurisdictions to obtain the benefit of the reversal of temporary differences, net operating loss carry-forwards, and tax credit carry-forwards. Each quarter we assess the likelihood that we will be able to recover our deferred tax assets. We consider available evidence, both positive and negative, including historical levels of income, expectations and risks associated with estimates of future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance. As a result of our analysis, we concluded that it is more likely than not that, as of December 31, 2014, our net deferred tax assets will not be realized, with the exception of those in Japan and Taiwan. Therefore, we continue to provide a full valuation allowance against net deferred tax assets outside of Japan and Taiwan. We continue to monitor the relative weight of positive and negative evidence of future profitability in relevant jurisdictions. As of December 31, 2014, we have determined that the following negative evidence outweighs the positive evidence such that it is not more likely than not we will generate sufficient taxable income in the relevant jurisdictions to utilize our deferred tax assets and release the associated valuation allowance:

•	Current U.S. pre-tax loss,

•	Movement of certain product manufacturing to Singapore, resulting in reduced U.S. taxable income,

•	Inherent earnings volatility of our industry resulting in our inability to forecast long term earnings, and

•	Usage limitations resulting in a longer period being required to realize our deferred tax assets.
As of December 31, 2014, we had recorded a valuation allowance of approximately $51.6 million against our net deferred tax assets except for those in Japan and Taiwan. As of December 31, 2014, we had recorded approximately $0.5 million of net foreign deferred tax assets related to our operations in Japan and Taiwan. Based on projected future pre-tax income in Japan and Taiwan, these assets were not subject to a valuation allowance as it is more likely than not that they will be realized in the future.
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

Our backlog at the beginning of a period typically does not include all of the sales needed to achieve our sales objectives for that period. In addition, orders in backlog are subject to cancellation, shipment or system acceptance delays, and deferral or rescheduling by a customer with limited or no penalties. Consequently, our net sales and operating results for a period have been and will continue to be dependent upon our obtaining orders for systems to be shipped and accepted in the same period in which the order is received. Our business and financial results for a particular period could be materially adversely affected if an anticipated order for even one system is not received in time to permit shipment and system acceptance during that period. Furthermore, a substantial portion of our shipments has historically occurred near the end of each quarter. Delays in installation and system acceptance due, for example, to our inability to successfully demonstrate the agreed-upon specifications or criteria at the customer’s facility, or to the failure of the customer to permit installation of the system in the agreed upon time, may cause net sales in a particular period to fall significantly below our expectations, which may materially adversely affect our operating results for that period. This risk is especially applicable in connection with the introduction and initial sales of a new product line or as a result of industry trends impacting our foundry customers, including a shift toward semiconductors utilizing new technology transistor architecture. Additionally, the failure to receive anticipated orders or delays in shipments due, for example, to rescheduling, delays, deferrals or cancellations by customers, additional customer configuration requirements, or to unexpected manufacturing, or performance difficulties, or delays in deliveries by suppliers due to their long production lead times, or quality issues with components sourced from suppliers, have caused and may continue to cause net sales in a particular period to fall significantly below our expectations and for our operating results to vary from period to period, materially adversely affecting our operating results for that period. In particular, the long manufacturing and acceptance cycles of our advanced packaging family of wafer steppers, laser thermal processing and inspection systems and the long lead time for lenses and other materials, could cause shipments and acceptances of such products to be delayed from one quarter to the next, which could materially adversely affect our financial condition and results of operations for a particular quarter.

Additionally, the need for continued expenditures for research and development, capital equipment, ongoing training and worldwide customer service and support, among other factors, will make it difficult for us to reduce our operating expenses in a particular period if we fail to achieve our net sales goals for the period.

Sales Summary

	2014	2013	2012
International sales	68%	72%	65%
Domestic sales	32%	28%	35%
Total sales	100%	100%	100%

Semiconductor systems sales	81%	83%	84%
Nanotechnology systems sales	19%	17%	16%
Total systems sales	100%	100%	100%

Net Sales

In millions	2014	2013	2012	2014 vs 2013	2013 vs 2012
Sales of:
Systems	$114.5	$116.6	$191.8	(2)%	(39)%
Spare parts	21.6	23.8	23.9	(9)%	—%
Services	14.0	16.4	17.8	(15)%	(8)%
Licenses	0.4	0.5	1.3	(20)%	(62)%
Total net sales	$150.5	$157.3	$234.8	(4)%	(33)%

2014 vs. 2013

Net sales consist of revenues from systems sales (systems and system upgrades), spare parts sales, services and licensing of technologies. For the year ended December 31, 2014, systems sales accounted for approximately 76% of total net sales. Sales of spare parts, services and licenses accounted for the remaining 24% of total net sales.

Systems sales decreased 2% to $114.5 million primarily attributable to a decrease in lithography system sales, partially offset by an increase in system upgrades and nanotechnology sales in 2014, as compared to 2013. Laser thermal processing sales remained flat in 2014, as compared to 2013.

On a product market application basis, system sales to the semiconductor industry were $92.9 million for the year ended December 31, 2014, a decrease of 4% as compared to $96.3 million in 2013. This decrease was primarily due to fewer system units sold. Semiconductor industry sales consist of sales to the advanced packaging market, semiconductor and semiconductor inspection market. System sales to the semiconductor industry is highly dependent on customer capacity demand.

System sales to the nanotechnology market were $21.7 million for the year ended December 31, 2014, a 7% increase as compared with sales of $20.3 million in 2013. The increase in sales to the nanotechnology market was primarily due to an increase in HBLED systems sales, partially offset by a decrease in ALD systems sales. System sales to the nanotechnology market are highly dependent on capacity demand in the industries we serve, including HBLEDs, ALD, thin film heads, automotive MEMS, LED/laser diodes, and ink jet print heads, we therefore expect to experience significant variations in sales within this market from period to period.

Sales of spare parts in 2014 decreased 9% to $21.6 million, as compared to $23.8 million in 2013. The decrease in sales of spare parts was the result of a decrease in spare parts demand. Services revenue decreased 15% to $14.0 million for the year ended December 31, 2014 as compared to $16.4 million in 2013. The decrease in service revenue was the result of a decrease in the number of service contracts.

Revenues from licensing activities decreased to $0.4 million in 2014, as compared with $0.5 million in 2013, primarily due to fewer systems being sold under a royalty arrangement. Pursuant to our license arrangements, such transactions are subject to a license fee based on units sold. Future revenues from licensing activities, if any, will be contingent upon existing and future licensing arrangements. We may not be successful in generating licensing revenues and do not anticipate the recognition of significant levels of licensing income in the future.

For the year ended December 31, 2014, international net sales were $102.9 million, or 68% of total net sales, as compared with $113.9 million, or 72% of total net sales in 2013. For the year ended December 31, 2014 as compared to the corresponding 2013 period, sales to Taiwan decreased by $33.5 million and sales to Japan decreased by $6.5 million, partially offset by (i) an increase in sales to Korea of $18.4 million, (ii) an increase in sales to the rest of world of $6.7 million, (iii) and an increase in sales to Europe of $3.9 million. We expect sales to international customers to continue to represent a significant amount of our future revenues as our customer base in Asia continues to expand its capacity.

Our revenue derived from sales in foreign countries is not generally subject to significant exchange rate fluctuations, principally because sales contracts for our systems are generally denominated in U.S. dollars. However, we do sell systems and spare parts into Japan and this subjects us to the risk of currency exchange rate fluctuations since the orders are often denominated in Japanese yen. We attempt to mitigate this risk by entering into monthly foreign currency forward exchange contracts, as balance sheet derivatives, which includes our receivables that are denominated in Japanese yen from parts sales.

We had approximately 263.7 million of Japanese yen-denominated receivables at December 31, 2014. International sales expose us to a number of additional risks, including fluctuations in the value of local currencies relative to the U.S. dollar, which impact the relative cost of ownership of our products and, thus, the customer’s willingness to purchase our product. (See “Risk Factors: International Sales”).

2013 vs. 2012

Net sales consist of revenues from systems sales (systems and system upgrades), spare parts sales, services and licensing of technologies. For the year ended December 31, 2013, systems sales accounted for approximately 74% of total net sales. Sales of spare parts, services and licenses accounted for the remaining 26%.

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

System sales to the nanotechnology market were $20.3 million for the year ended December 31, 2013, a 34% decrease as compared with sales of $30.7 million in 2012. The decrease in sales to the nanotechnology market was primarily due to the lesser number of all systems sold.

Sales of spare parts in 2013 remained relatively flat to $23.8 million, as compared to $23.9 million in 2012. Services revenue decreased 8% to $16.4 million for the year ended December 31, 2013 as compared to $17.8 million in 2012. The decrease in service revenue was the result of a decrease in service contract sales.

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

Gross Profit

2014 vs. 2013

Gross margins were 42% and 43% for 2014 and 2013, respectively. The 1% decrease in gross margin was due to a 4% decrease resulting from costs associated with manufacturing inefficiencies due to lower production volume. This decrease was partially offset by decreases in other manufacturing costs which contributed 3% to total gross margin.

Our gross profit as a percentage of sales has been and most likely will continue to be significantly affected by a variety of factors, including: the introduction of new products, which typically have higher manufacturing costs until manufacturing efficiencies are realized and which are typically discounted more than existing products until the products gain market acceptance; the mix of products sold; the rate of capacity utilization; write-down of inventory and open purchase commitments; product discounts, pricing and competition in our targeted markets; and non-linearity of shipments during the period that can result in manufacturing inefficiencies.

2013 vs. 2012

Gross margins were 43% and 56% for 2013 and 2012, respectively. The 13% decrease in gross margin was due to (i) a 4% decrease resulting from costs associated with manufacturing inefficiencies resulting from lower production volume, (ii) a 3% decrease related to a $5.2 million increase in reserves for excess and obsolete inventory and open purchase order commitments, (iii) a 3% decrease resulting from higher material costs due to product mix, (iv) a 2% decrease related to lower service cost utilization, and (v) a 1% decrease related to increases in other manufacturing costs.

Research, Development and Engineering Expenses

In millions	2014	2013	2012	2014 vs 2013	2013 vs 2012
Research, development and engineering expenses	$33.6	$33.6	$30.1	—%	12%
% of revenue	22%	21%	13%

An inherent delay exists between the time product development activities and expenditures occur and when resultant product revenue is ultimately realized. We expect current year research, development and engineering program investments to contribute to revenue in future years.

2014 vs. 2013

Research, development and engineering expenses in 2014 remained flat at $33.6 million when compared to 2013. Although the total remained unchanged, there was (i) a $0.8 million decrease in employee benefit costs, (ii) a $0.2 million decrease in bonus plan expense, and (iii) a $0.1 million decrease in 401(k) match expense, partially offset by (a) a $0.6 million increase in manufacturing support costs, (b) a $0.4 million increase in stock-based compensation expense, and (c) $0.1 million increase in expenses related to the ALD product group. As a percentage of net sales, research, development and engineering expenses for the year ended December 31, 2014 were 22% compared to 21% for 2013. The percentage increase was due to the decrease in net sales as compared to 2013.

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

Selling, General and Administrative Expenses

In millions	2014	2013	2012	2014 vs 2013	2013 vs 2012
Selling, general and administrative expenses	$48.7	$48.9	$45.3	—%	8%
% of revenue	32%	31%	19%

2014 vs. 2013

Selling, general and administrative expenses decreased to $48.7 million in 2014, as compared to $48.9 million in 2013. The $0.2 million decrease was primarily due to (i) a $0.6 million decrease in employee benefit costs, (ii) a $0.4 million decrease in bonus plan expense, (iii) a $0.2 million decrease in executive deferred compensation, and (iv) a $0.1 million decrease in 401(k) match expense, partially offset by a $1.0 million increase in stock-based compensation expense and a $0.1 million increase in expenses related to the ALD product group. As a percentage of net sales, selling, general and administrative expenses for the year ended December 31, 2014 were 32% compared to 31% for 2013. This increase was due primarily to the decrease in net sales as compared to 2013.

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
Interest and Other Income, Net

In millions	2014	2013	2012
Interest income	$0.1	$0.6	$0.4
Other income (expense), net	0.1	(0.4)	0.2
Interest and other income expense, net	$0.2	$0.2	$0.6

Interest and other income, net, was $0.2 million for the year ended December 31, 2014, as compared with $0.2 million and $0.6 million for 2013 and 2012, respectively. We recorded $0.1 million of interest income during the year ended December 31, 2014. The $0.5 million decrease was primarily due to the lower average short-term investments balance during the year ended December 31, 2014, as compared to 2013. We presently maintain an investment portfolio with a weighted-average maturity of less than one year. Consequently, changes in short-term interest rates have a significant impact on our interest income. Future changes in short-term interest rates are expected to continue to have a significant impact on our interest income.
Other income, net of $0.1 million for the year ended December 31, 2014 was primarily the result of $0.5 million in miscellaneous other income, partially offset by $0.4 million of losses from foreign currency movements. In 2013, other expense, net of $0.4 million, was the result of losses from foreign currency exchange. In 2012, other income, net of $0.2 million was primarily due to other income of $0.5 million resulting from the expiration of statutes in certain countries of individually insignificant items that was partially offset by unrealized losses on foreign currency transactions of $0.3 million.
Provision for Income Taxes

For the year ended December 31, 2014, we recorded income tax expense of $0.2 million, as compared to income tax benefit of $1.1 million in 2013, and income tax expense of $9.8 million in 2012. The income tax expense recorded in 2014 resulted primarily from foreign taxes. The income tax benefit recorded in 2013 resulted primarily from tax benefits due to return to provision adjustments associated with the filing of our 2012 tax return and the extension of the federal research and development tax credits under the American Taxpayer Relief Act of 2012, partially offset by state taxes and foreign taxes of $0.5 million. The income tax expense recorded in 2012 was comprised primarily of federal tax expense. The actual expense or benefit recorded for the years ended 2014, 2013, and 2012 differs from the federal tax expense or benefit at 35% primarily due to current tax expense in foreign jurisdictions and the fact that in 2014 and 2013 current year U.S. taxable losses were not utilized, in 2012 prior year U.S. credits were utilized.

We are eligible for tax incentives that provide that certain income earned in Singapore would be subject to a tax holiday and/or reduced tax rates for a limited period of time under the laws of Singapore. To realize these benefits, we must meet certain requirements relating to employment and investment activities. This exemption is expected to expire within 6 years. In 2014 the tax benefit attributable to the tax holiday was approximately $1.0 million with a $0.04 impact on diluted earnings per share. In 2013, the tax benefit attributable to the tax holiday was approximately $0.5 million with a $0.02 impact on diluted earnings per share. In 2012, the tax benefit attributable to the tax holiday was approximately $5.0 million with a $0.18 impact on diluted earnings per share. Our ability to realize benefits from these initiatives could be materially adversely affected if, among other things, applicable requirements are not met, the incentives are substantially modified, or if we incur losses for which we cannot take a deduction.

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

In accordance with ASC 740, we had unrecognized benefits of $8.1 million as of December 31, 2014 due to uncertain tax positions. We continue to recognize interest and penalties as a component of income tax provision and accrued an insignificant amount for these items for the year. During the year ended December 31, 2014, the balance related to uncertain tax positions increased by $1.2 million, net. If we are able to eventually recognize these uncertain tax positions, $6.9 million of the unrecognized benefit on January 1, 2014 and $8.1 million of the unrecognized benefit on December 31, 2014, would reduce our effective tax rate. We currently have a full valuation allowance against our U.S. net deferred tax asset which would impact the timing of the effective tax rate benefit should any of these uncertain tax positions be favorably settled in the future.
Each quarter we assess the likelihood that we will be able to recover our deferred tax assets. We consider available evidence, both positive and negative, including historical levels of income, expectations and risks associated with estimates of future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance. As a result of our analysis, and as further described in the Critical Accounting Policies and Estimates section, deferred income taxes, we concluded that it is more likely than not that, as of December 31, 2014, our net deferred tax assets will not be realized, with the exception of those in Japan and Taiwan. Therefore, we continue to provide a full valuation allowance against net deferred tax assets outside of Japan and Taiwan.
We are subject to federal and state tax examination for years 1999 forward and 1997 forward, respectively, by virtue of the tax attributes carrying forward from those years. We are also subject to audits in the foreign jurisdictions in which we operate from years 2003 and forward. There are no material income tax examinations currently in progress.
Outlook

The anticipated timing of orders, shipments and system acceptances usually requires that we fill a number of production slots in any given period in order to meet our sales targets. If we are unsuccessful in our efforts to secure those production orders, or if existing production orders are delayed or cancelled, our results of operations will be materially adversely impacted. Additionally, we may not exceed or even maintain our current or prior levels of net sales for any period in the future for the reasons enumerated in this report. We believe that the market acceptance and volume production of our advanced packaging systems, laser processing systems, inspection systems and our 1000 Platform steppers are of critical importance to our future financial results. At December 31, 2014, these systems represented approximately 78% of our backlog.

LIQUIDITY AND CAPITAL RESOURCES

Net cash used in operating activities was $6.7 million for the year ended December 31, 2014, as compared with $6.8 million for the comparable period in 2013. Net cash used in operating activities during the year ended December 31, 2014 was attributable to $13.5 million of working capital cash used by changes in operating assets and liabilities as described below, partially offset by $6.9 million of cash generated from operations after adjustments for non-cash charges such as stock-based compensation, depreciation and amortization of intangibles and others.

Working capital uses of cash of $19.0 million were due to (i) a $9.8 million increase in accounts receivables, (ii) a $4.8 million increase in inventory, (iii) a $3.5 million decrease in accrued expenses, and (iv) a $0.9 million increase in prepaid expenses and other assets. Working capital sources of cash of $5.5 million were due to (a) a $3.2 million increase in accounts payable, (b) a $2.1 million increase in deferred income, and (c) a $0.2 million total increase in other liabilities.

We believe that because of the relatively long manufacturing cycle of certain systems, particularly newer products, our inventories will continue to represent a significant portion of working capital. Currently, we are devoting significant resources to the development, introduction and commercialization of our laser thermal processing systems and inspection systems and to the development of our next generation 1X lithography technologies. We intend to continue to incur significant operating expenses in the areas of research, development and engineering, manufacturing, and selling, general and administrative costs in order to further develop, produce and support these new products. There can be no assurance that any expenditures to develop these products will result in improved sales or that markets for these products will become viable. Additionally, gross profit margins, inventory and capital equipment levels may be adversely impacted in the future by costs associated with the initial production of the laser thermal processing systems, inspection systems and by future generations of our 1X wafer steppers. These costs include, but are not limited to, additional manufacturing overhead, costs of demonstration systems and facilities and the establishment of additional after-sales support organizations. Additionally, there can be no assurance that operating expenses will not increase, relative to sales, as a result of adding technical, marketing and administrative personnel, among other costs, to support our new products. If we are unable to achieve significantly increased net sales or if our sales fall below expectations, our cash flow and operating results will be materially adversely affected until, among other factors, costs and expenses can be reduced. Our failure to achieve our sales targets for these new products could result in additional inventory write-offs and asset impairment charges, either of which could materially adversely impact our results of operations.

During the year ended December 31, 2014, net cash used in investing activities was $1.0 million, as compared with net cash used in investing activities of $10.5 million for the comparable period in 2013. Net cash used in investing activities during the year ended December 31, 2014 was attributable to capital expenditures of $2.8 million, partially offset by maturities of available-for-sale investment securities of $1.9 million, net of purchases.

Net cash used in financing activities was $17.9 million during the year ended December 31, 2014, as compared with net cash provided by financing activities of $13.9 million for the comparable period in 2013. Net cash used in financing activities during the year ended December 31, 2014 was primarily attributable to repurchases of the Company’s common stock of $19.3 million, partially offset by proceeds received from the issuance of common stock under our employee stock-based compensation plans of $1.4 million, net.

Historically, our principal source of liquidity has been cash provided by our operations. At December 31, 2014, we had working capital of $334.4 million. At December 31, 2014, our cash, cash equivalents and short-term investments, net of related borrowings under our line of credit, consisted of $264.6 million.

At December 31, 2014, $26.8 million of our cash, cash equivalents, and investments were held by foreign subsidiaries. Amounts held by foreign subsidiaries are generally subject to U.S. income taxation on repatriation to the United States. We currently have no plans to repatriate any foreign earnings back to the United States as we believe our cash flows provided by our U.S. operations will meet our future U.S. liquidity needs.

In December 2004, we entered into a line of credit agreement with a brokerage firm replacing a similar arrangement that we had with a different firm. Under the terms of this agreement, we may borrow funds at a cost equal to the current Federal funds rate plus 125 basis points (i.e. 1.31% as of December 31, 2014). Certain of our cash, cash equivalents and short-term investments secure outstanding borrowings under this facility. We may borrow up to 75% of our total cash, cash equivalents and investments balance in this brokerage account. Funds are advanced to us under this facility based on pre-determined advance rates on the cash and securities held by us in this brokerage account. This agreement has no set expiration date and there are no loan covenants. As of December 31, 2014 and 2013, balances of $5.1 million were outstanding under this facility with a related collateral requirement of approximately $6.8 million of our cash, cash equivalents and investments.

The following summarizes our contractual obligations at December 31, 2014, and the effect such obligations are expected to have on our liquidity and cash flows in future periods:

In millions	Total	Less than 1 year	1-3 years	3-5 years	After 5 years
Notes payable obligations	$5.1	$5.1	$—	$—	$—
Non-cancelable capital lease obligations	2.4	0.9	1.5	—	—
Non-cancelable operating lease obligations	5.8	3.3	2.2	0.3	—
Long-term payables	11.4	—	1.5	—	9.9
Asset retirement obligations	2.4	—	2.4	—	—
Open purchase order commitments	25.4	25.4	—	—	—
Total contractual cash obligations	$52.5	$34.7	$7.6	$0.3	$9.9

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

We have in the past, and may in the future, pursue acquisitions of complementary product lines, technologies or businesses. Future acquisitions may require the use of substantial amounts of our cash, cash equivalents and short-term investments, the issuance of potentially dilutive equity securities, the incurrence of debt and contingent liabilities and amortization expenses and impairment charges related to goodwill and other intangible assets, which could materially adversely affect our financial condition and results of operations. In addition, acquisitions involve numerous risks, including difficulties in the assimilation of the operations, technologies, personnel and products of the acquired companies; the diversion of management’s attention from other business concerns; risks of entering markets in which we have limited or no direct experience; and the potential loss of key employees of the acquired company. In the event we acquire product lines, technologies or businesses which do not complement our business, or which otherwise do not enhance our sales or operating results, we may incur substantial write-offs and higher recurring operating costs, which could have a material adverse effect on our business, financial condition and results of operations. In the event that any such acquisition does occur, there can be no assurance as to the effect thereof on our business or operating results.

Off-Balance Sheet Transactions

Our off-balance sheet transactions consist of certain financial guarantees, both expressed and implied, related to indemnification for product liability, patent infringement and latent product defects. Other than liabilities recorded pursuant to known product defects, at December 31, 2014, we did not record a liability associated with these guarantees, as we have little or no history of costs associated with such indemnification requirements. See Note 17 to our Consolidated Financial Statements for additional information.

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

Interest Rate Risk

Our exposure to market risk due to potential changes in interest rates, relates primarily to our investment portfolio, which consisted primarily of fixed interest rate instruments as of December 31, 2014 and 2013. We maintain an investment policy designed to ensure the safety and preservation of our invested funds by limiting market risk and the risk of default.

Certain of our cash, cash equivalents and investments serve as collateral for a line of credit we maintain with a brokerage firm. The line of credit is used for liquidity purposes, mitigating the need to liquidate investments in order to meet our current operating cash requirements.

The following table presents the hypothetical changes in fair values in the financial instruments held by us at December 31, 2014 that are sensitive to changes in interest rates. These instruments are comprised of cash equivalents and investments. These instruments are held for purposes other than trading. The modeling techniques used to measure the change in fair values arising from selected hypothetical changes in interest rates. Assumed market value changes to our portfolio reflect immediate hypothetical parallel shifts in the yield curve of plus or minus 50 basis points (“BPS”), 100 BPS, and 150 BPS:

Cash equivalents and available-for-sale investments, in thousands	Valuation of securities given an interest rate decrease of X basis points			No change in interest rate	Valuation of securities given an interest rate increase of X basis points
	(150 BPS)	(100 BPS)	(50 BPS)	0 BPS	50 BPS	100 BPS	150 BPS
Commercial paper	$10,017	$10,010	$10,004	$9,998	$9,992	$9,985	$9,979
Money market funds	26,458	26,457	26,457	26,456	26,456	26,456	26,455
U.S. treasury bills and notes	3,926	3,924	3,921	3,919	3,916	3,914	3,912
Securities and obligations of U.S. government agencies	189,978	189,253	188,535	187,825	187,122	186,427	185,738
Total investments	$230,379	$229,644	$228,917	$228,198	$227,486	$226,782	$226,084

During 2014, we did not materially alter our investment objectives or criteria and believe that, although the composition of our portfolio has changed from the preceding year, the portfolio’s sensitivity to changes in interest rates is materially the same.

Credit Risk

We mitigate credit default risk by attempting to invest in high credit quality securities and by positioning our portfolio to respond appropriately to a significant reduction in a credit rating of any investment issuer or guarantor. Our portfolio includes only marketable securities with active secondary or resale markets to ensure portfolio liquidity and is diversified in accordance with our investment policy. To date, we have not experienced significant liquidity problems with our portfolio. Our single largest holding at December 31, 2014, excluding the U.S. government and its agencies, was an $17.1 million money market fund.

As of December 31, 2014, we did not have any investments in mortgage backed or auction rate securities. However, we intend to closely monitor developments in the credit markets and make appropriate changes to our investment policy as deemed necessary or advisable. Based on our ability to liquidate our investment portfolio and our expected operating cash flows, we do not anticipate any liquidity constraints as a result of the current credit environment.

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
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Consolidated Financial Statements included in Item 8:

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Stockholders of Ultratech, Inc.
We have audited the accompanying consolidated balance sheets of Ultratech, Inc. as of December 31, 2014 and 2013, and the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2014. Our audits also included the financial statement schedule listed in the Index at Item 15(a)(2). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Ultratech, Inc. at December 31, 2014 and 2013, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2014, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects, the information set forth therein.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Ultratech, Inc.’s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 Framework) and our report dated February 27, 2015 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP
San Jose, California
February 27, 2015

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Stockholders of Ultratech, Inc.
We have audited Ultratech, Inc.’s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 Framework) (the COSO criteria). Ultratech, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.
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
In our opinion, Ultratech, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Ultratech, Inc. as of December 31, 2014 and 2013, and the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2014 of Ultratech, Inc. and our report dated February 27, 2015 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP
San Jose, California
February 27, 2015

ULTRATECH, INC.
CONSOLIDATED BALANCE SHEETS

In thousands, except share and per share amounts	December 31, 2014	December 31, 2013
Assets
Current assets:
Cash and cash equivalents	$67,988	$93,550
Short-term investments	201,742	203,485
Accounts receivable, net of allowance for doubtful accounts of $498 and $498 at December 31, 2014 and 2013, respectively	44,217	34,441
Inventories, net	51,859	47,784
Prepaid expenses and other current assets	5,774	5,498
Total current assets	371,580	384,758
Property, plant, and equipment, net	20,926	21,811
Intangible assets, net	13,995	15,735
Other assets	11,017	11,860
Total assets	$417,518	$434,164
Liabilities and Stockholders’ Equity
Current liabilities:
Notes payable	$5,120	$5,120
Accounts payable	12,086	8,914
Accrued expenses	11,302	15,095
Deferred product and services income	8,638	6,574
Total current liabilities	37,146	35,703
Other liabilities	15,252	11,923
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value: 2,000,000 shares authorized; none issued	—	—
Common stock, $0.001 par value: 80,000,000 shares authorized; 30,230,075 and 29,690,354 shares issued at December 31, 2014 and 2013, respectively; and 27,395,774 and 27,854,553 outstanding at December 31, 2014 and 2013, respectively	30	29
Additional paid-in capital	353,366	335,232
Treasury stock: 2,834,301 and 1,835,801 shares at December 31, 2014 and 2013, respectively	(45,747)	(26,497)
Accumulated other comprehensive loss, net	(1,259)	(67)
Retained earnings	58,730	77,841
Total stockholders’ equity	365,120	386,538
Total liabilities and stockholders’ equity	$417,518	$434,164
See accompanying notes to consolidated financial statements.

ULTRATECH, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
In thousands, except per share amounts	2014	2013	2012
Net sales
Products	$136,169	$140,340	$215,711
Services	13,973	16,432	17,811
Licenses	398	500	1,303
Total net sales	150,540	157,272	234,825
Cost of sales
Cost of products sold	74,872	77,740	89,750
Cost of services	12,395	12,150	13,265
Gross profit	63,273	67,382	131,810
Research, development and engineering	33,590	33,582	30,085
General and administrative	48,746	48,858	45,327
Operating income (loss)	(19,063)	(15,058)	56,398
Interest expense	(35)	(48)	5
Interest and other income, net	231	190	566
Income (loss) before income taxes	(18,867)	(14,916)	56,969
Provision (benefit) for income taxes	244	(1,147)	9,782
Net income (loss)	$(19,111)	$(13,769)	$47,187
Net income (loss) per share—basic
Net income (loss) per share	$(0.67)	$(0.49)	$1.76
Number of shares used in per share computations—basic	28,437	28,106	26,881
Net income (loss) per share—diluted
Net income (loss) per share	$(0.67)	$(0.49)	$1.70
Number of shares used in per share computations—diluted	28,437	28,106	27,705
See accompanying notes to consolidated financial statements.

ULTRATECH, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Years Ended December 31,
(In thousands)	2014	2013	2012
Net income (loss)	$(19,111)	$(13,769)	$47,187
Other comprehensive income (loss), net of tax:
Change in unrealized gain (loss) on investments	(86)	(60)	55
Change in minimum postretirement medical obligation	(1,066)	(1)	(2)
Change in unrealized gain (loss) on hedge contracts	(40)	(49)	89
Other comprehensive income (loss)	(1,192)	(110)	142
Total comprehensive income (loss)	$(20,303)	$(13,879)	$47,329
See accompanying notes to consolidated financial statements.

ULTRATECH, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
In thousands	2014	2013	2012
Cash flows from operating activities:
Net income (loss)	$(19,111)	$(13,769)	$47,187
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	6,353	5,642	4,643
Amortization of securities discount	(200)	(393)	344
Amortization of intangible assets	1,740	1,547	496
Amortization of other	827	426	334
Accretion of asset retirement obligations	136	126	117
Loss on disposal of equipment	9	139	5
Provision for inventory reserves and purchase order commitments	306	5,606	456
Stock-based compensation	16,827	15,473	12,512
Excess tax benefit from share-based arrangements	—	(384)	(6,961)
Changes in operating assets and liabilities:
Accounts receivable	(9,776)	8,023	14,042
Inventories	(4,830)	(12,230)	(5,316)
Prepaid expenses and other current assets	(316)	2,758	(1,368)
Other assets	(638)	(673)	(585)
Accounts payable	3,172	(8,827)	6,761
Accrued expenses	(3,462)	(647)	(7,513)
Deferred product and services income	2,064	(10,390)	2,011
Other liabilities	245	822	9,966
Net cash provided by (used in) operating activities	(6,654)	(6,751)	77,131
Cash flows from investing activities:
Capital expenditures	(2,823)	(7,933)	(9,271)
Purchase of patents and intangible assets	—	(5,000)	(12,327)
Purchase of investments in securities	(230,033)	(229,740)	(281,854)
Proceeds from maturities of investments	231,889	232,128	245,193
Net cash used in investing activities	(967)	(10,545)	(58,259)
Cash flows from financing activities:
Proceeds from notes payable	20,480	8,120	4,000
Repayment of notes payable	(20,480)	(4,000)	(4,000)
Proceeds from issuance of common stock for stock option exercises	4,279	12,808	16,677
Tax payments for restricted stock unit releases	(2,950)	(3,434)	(4,322)
Excess tax benefit from exercise of stock options	—	384	6,961
Repurchase of common stock	(19,270)	—	—
Net cash provided by (used in) financing activities	(17,941)	13,878	19,316
Net increase (decrease) in cash and cash equivalents	(25,562)	(3,418)	38,188
Cash and cash equivalents at beginning of period	93,550	96,968	58,780
Cash and cash equivalents at end of period	$67,988	$93,550	$96,968
Supplemental disclosures of cash flow information:
Cash paid during the period for income taxes	$396	$343	$615
Other non-cash changes:
Systems transferred from inventory and other assets to equipment, net	$302	$6,641	$736
Capital lease of equipment	$2,460	$—	$—
See accompanying notes to consolidated financial statements.

ULTRATECH, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Stockholders’ Equity
	Common Stock		Additional Paid-in Capital	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Accumulated Deficit)	Total Stockholders’ Equity
In thousands, except share data	Shares	Amount
Balance at December 31, 2011	25,837,994	$27	$278,204	$(26,526)	$(99)	$44,423	$296,029
Net issuance of common stock under stock option plans	1,254,248	1	12,340	14	—	—	12,355
Stock-based compensation	—	—	12,512	—	—	—	12,512
Excess tax benefit related to stock options	—	—	6,961	—	—	—	6,961
Other comprehensive income	—	—	—	—	142	—	142
Net income	—	—	—	—	—	47,187	47,187
Total comprehensive income							47,329
Balance at December 31, 2012	27,092,242	28	310,017	(26,512)	43	91,610	375,186
Net issuance of common stock under stock option plans	762,311	1	9,358	15	—	—	9,374
Stock-based compensation	—	—	15,473	—	—	—	15,473
Excess tax benefit related to stock options	—	—	384	—	—	—	384
Other comprehensive loss	—	—	—	—	(110)	—	(110)
Net loss	—	—	—	—	—	(13,769)	(13,769)
Total comprehensive loss							(13,879)
Balance at December 31, 2013	27,854,553	29	335,232	(26,497)	(67)	77,841	386,538
Net issuance of common stock under stock option plans	541,221	1	1,307	20	—	—	1,328
Stock-based compensation		—	16,827	—	—	—	16,827
Repurchase of common stock	(1,000,000)	—	—	(19,270)	—	—	(19,270)
Other comprehensive loss	—	—	—	—	(1,192)	—	(1,192)
Net loss	—	—	—	—	—	(19,111)	(19,111)
Total comprehensive loss							(20,303)
Balance at December 31, 2014	27,395,774	$30	$353,366	$(45,747)	$(1,259)	$58,730	$365,120

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
We supply step-and-repeat photolithography systems based on one-to-one imaging technology. Within the integrated circuit industry, we target the market for advanced packaging applications. Within the nanotechnology industry, our target markets include thin film head magnetic recording devices, laser diodes, high-brightness light emitting diodes (“HBLEDs”) and atomic layer deposition (“ALD”). Our laser thermal processing equipment is targeted at advanced annealing applications within the semiconductor industry.

Major Customers

In 2014, Intel Corporation (“Intel”), Samsung and Global Foundries Incorporated (“GFI”) accounted for 18%, 14%, and 13% of our total systems sales, respectively. In 2013, Siliconware Precision Industries Co. Ltd. (“SPIL”) accounted for 16% of our total system sales. In 2012, GFI, Intel and Taiwan Semiconductor Manufacturing Co. Ltd. (“TSMC”) accounted for 25%, 21% and 11% of our total system sales, respectively.

At December 31, 2014, GFI, Samsung, Semiconductor Manufacturing International Corporation (“SMIC”), and Intel accounted for 16%, 14%, 14%, and 11%, of our accounts receivable, respectively. At December 31, 2013, GFI and SMIC accounted for 37% and 17% of our accounts receivable, respectively.

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

Enterprise-Wide Disclosures

Our products are manufactured in the United States and Singapore, and are sold worldwide. We market our products internationally through domestic and foreign-based sales and service offices. The following table presents enterprise-wide sales to external customers and long-lived assets by geographic region:

In thousands	2014	2013	2012
Net sales:
United States	$47,629	$43,383	$81,724
International:
Taiwan	27,961	61,460	48,843
Rest of the world	26,474	19,871	43,227
Korea	25,752	7,416	12,916
Europe	17,688	13,660	44,804
Japan	5,036	11,482	3,311
Subtotal	102,911	113,889	153,101
Total	$150,540	$157,272	$234,825
Long-lived assets:
United States	$39,577	$40,347	$27,118
Singapore	5,367	7,913	5,610
Rest of the world	994	1,146	777
Total	$45,938	$49,406	$33,505

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

A majority of our trade receivables are derived from sales in various geographic areas, principally the United States, Europe, Korea, Japan, Taiwan and the rest of Asia, to large companies within the integrated circuit and nanotechnology industries. We perform ongoing credit evaluations of our customers’ financial condition and require collateral, whenever deemed necessary. As of December 31, 2014 and 2013, the recorded value of our accounts receivable approximated fair value due to the short-term nature of our accounts receivable.

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

The U.S. dollar is the functional currency for all foreign operations. Foreign exchange gains and losses which result from the process of remeasuring foreign currency financial statements into U.S. dollars or from foreign currency exchange transactions during the period, are included in interest and other income, net. Net foreign exchange losses during the years ended December 31, 2014, 2013 and 2012 were $0.4 million, $0.3 million, and $0.3 million, respectively.

Our fiscal quarters in 2014 ended on March 29, 2014, June 28, 2014, September 27, 2014 and December 31, 2014.
Our fiscal quarters in 2013 ended on March 30, 2013, June 29, 2013, September 28, 2013 and December 31, 2013.

We have evaluated subsequent events, as defined by Accounting Standard Codification (“ASC”) Topic 855, through February 27, 2015, which is the issuance date of our financial statements.

Use of Estimates

The preparation of the financial statements and related disclosures in conformity with accounting principles generally accepted in the United States requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities at the date of the consolidated financial statements. By their nature, these estimates and judgments are subject to an inherent degree of uncertainty. On an ongoing basis, management evaluates its estimates, including those related to inventory valuation and purchase order commitments, warranty obligations, asset retirement obligations, bad debts, estimated useful lives of fixed assets, intangible assets, asset impairment, income taxes, deferred income tax valuation allowance, stock-based compensation, and contingencies and litigation. Management bases its estimates on historical experience and on various other analyses and assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

4. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Cash Equivalents

Cash equivalents consist of highly liquid investments with an original maturity date at acquisition of three months or less. The carrying value of cash equivalents approximates fair value.

Investments

Management determines the appropriate classification of its investments at the time of purchase and re-evaluates the classification at each balance sheet date. At December 31, 2014 and 2013, all investments and cash equivalents in our portfolio were classified as “available-for-sale” and are stated at fair value, with the unrealized gains and losses, net of tax, reported in accumulated other comprehensive income (loss), as a separate component of stockholders’ equity. The fair value of short-term investments are estimated based on quoted prices in active markets or significant other observable inputs as of December 31, 2014 and 2013.

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

Inventories

Inventories are stated at the lower of cost or market using standard costs that generally approximate actual costs on a first-in, first-out basis. We maintain a perpetual inventory system and continuously record the quantity on-hand and standard cost for each product, including purchased components, subassemblies, and finished goods. We maintain the integrity of perpetual inventory records through periodic physical counts of quantities on hand. The semiconductor industry is characterized by rapid technological change, changes in customer requirements and evolving industry standards. We perform a detailed assessment of inventory at each balance sheet date, which includes a review of, among other factors, demand requirements and market conditions. Based on this analysis, we may record adjustments to the value of our inventory. During the years ended December 31, 2014 and 2013 we have recorded $0.3 million and $5.6 million, respectively, in reserves for excess and obsolete inventories and open purchase order commitments.

Other Assets

There was no restricted cash included in other assets at December 31, 2014 and restricted cash was insignificant at December 31, 2013. The restricted cash held at December 31, 2013 was in the form of an interest bearing account against a letter of credit with a customer and was released after the warranty period for the related tool expired.

Long-lived Assets

Equipment and leasehold improvements are stated at cost, less accumulated depreciation and amortization. Equipment is depreciated on a straight-line basis over the estimated useful lives (i.e. three to nine years). Leasehold improvements are amortized on a straight-line basis over the life of the related assets or the lease term, whichever is shorter. Depreciation and amortization expense for the years ended December 31, 2014, 2013 and 2012 was $6.4 million, $5.6 million and $4.6 million, respectively.

We review long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of these assets may not be recoverable. We assess these assets for impairment based on estimated future cash flows from these assets. No asset impairment charges have been recorded during the three years ended December 31, 2014.

Intangible Assets

Purchased technology, patents and other intangible assets are presented at cost, net of accumulated amortization, and are amortized over their estimated useful lives using the straight-line method. Amortization expense for the years ended December 31, 2014, 2013 and 2012 was $1.7 million, $1.5 million and $0.5 million, respectively.

We review for impairment whenever events or changes in circumstances indicate that the carrying amount of the intangible asset may not be recoverable and the carrying amount exceeds its fair value. No intangible assets impairment charges have been recorded during the three years ended December 31, 2014.

Related-Party Transactions

From time to time, we make loans to our employees. All currently outstanding employee notes accrue interest and have remaining terms ranging from two to five years.

During the year ended December 31, 2014, we made one new loan to an employee. At each of the years ended December 31, 2014 and 2013, the aggregate outstanding principal balance of all notes was $0.2 million.

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

The fair value of derivative instruments recorded in our Consolidated Balance Sheets is as follows:

		Fair Value as of
(In thousands)	Balance Sheets Location	December 31, 2014	December 31, 2013
Foreign exchange contracts	Other current assets	$61	$12
	Other current liabilities	$(4)	$(19)
Total derivatives		$57	$(7)

Our derivative financial instruments are subject to both credit and market risk. Credit risk is the risk of loss due to failure of a counter-party to perform its obligations in accordance with contractual terms. Market risk is the potential change in an investment’s value caused by fluctuations in interest and currency exchange rates, credit spreads or other variables. We monitor the credit-worthiness of the financial institutions that are counter-parties to our derivative financial instruments and do not consider the risks of counter-party nonperformance to be material. Credit and market risks, as a result of an offset by the underlying cash flow being hedged, related to derivative instruments were not considered material at December 31, 2014 and 2013.

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

At December 31, 2014, there were no outstanding cash flow hedges. At December 31, 2013, we had one currency forward contract for the sale of Japanese yen of 263.8 million. During the year ended December 31, 2014, and 2013, we reclassified into earnings an accumulated gain of an insignificant amount and $0.1 million that was recorded as a component of other comprehensive income (loss).

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

At December 31, 2014 and 2013, we had currency sell-forward contracts classified as fair value hedges for the sale of Japanese yen of $1.9 million and $0.4 million, respectively. At December 31, 2014 and 2013, we had buy-forward contracts for the purchase of Japanese yen of $0.1 million and $0.6 million, respectively. The fair value of derivatives at December 31, 2014 and 2013 was insignificant.

The following sets forth the effect of the derivative instruments on our Consolidated Statements of Operations for the years ended:

Location of Gain/(Loss) Recognized in Statement of Operations on Derivatives (In thousands)	December 31, 2014	December 31, 2013
Interest and other income (expense), net	$215	($107)

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

For multiple element arrangements, the total consideration for an arrangement is allocated among the separate elements in the arrangement based on a selling price hierarchy. The selling price hierarchy for a deliverable is based on (i) vendor specific objective evidence (“VSOE”); if available; (ii) third party evidence of selling price if VSOE is not available; or (iii) an estimated selling price, if neither VSOE nor third party evidence is available. If we have not established VSOE and cannot obtain third party evidence of selling price, we determine our estimate of the relative selling price by considering our production costs and historical margins of similar products or services. We believe this best represents the price at which we would transact a sale if the product or service were sold on a stand-alone basis. We regularly review the method used to determine our relative selling price and update any estimates accordingly. We limit the amount of revenue recognized for delivered elements to the amount that is not contingent on the future delivery of products or services or other future performance obligations.

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

Costs related to deferred product revenues are capitalized (deferred) and recognized at the time of revenue recognition. Deferred product revenue and costs are netted on our balance sheet, under the caption “deferred product and services income.” The gross amount of deferred revenues and deferred costs at December 31, 2014 were $9.8 million and $1.2 million, respectively. The gross amount of deferred revenues and deferred costs at December 31, 2013 were $8.7 million and $2.2 million, respectively.

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

Impact of Recently Issued Accounting Standards

In June 2013, the Financial Accounting Standards Board (“FASB”) issued guidance on the financial statement presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists, with the purpose of reducing diversity in practice. This new standard requires the netting of unrecognized tax benefits against a deferred tax asset for a loss or other carryforward that would apply in settlement of the uncertain tax positions. The new guidance was effective for us beginning January 1, 2014. We adopted the guidance during the first quarter of 2014 and there was no material impact on our condensed consolidated financial statements.

In May 2014, the FASB issued an accounting standard which completes the joint effort by the FASB and the International Accounting Standards Board to clarify the principles for recognizing revenue and improve financial reporting by creating common revenue recognition guidance for U.S. GAAP and International Financial Reporting Standards. The core principle of this update is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This new standard is effective for public entities for annual periods and interim periods within those annual periods beginning after December 15, 2016. Early adoption is not permitted. Companies may use either a full retrospective or a modified retrospective approach to adopt this guidance. We are currently evaluating the potential impact of adopting this guidance on our consolidated financial statements.

5. STOCK-BASED COMPENSATION

The following table shows total stock-based compensation expense recognized under ASC Topic 718, Compensation—Stock Compensation (“ASC 718”), for employees and directors and the effect on the accompanying Consolidated Statement of Operations for the years ended December 31:

In thousands	2014	2013	2012
Cost of sales	$800	$782	$653
Research, development, and engineering	2,875	2,523	1,860
Selling, general and administrative expenses	13,152	12,168	9,999
Total stock-based compensation expense	$16,827	$15,473	$12,512

Compensation cost capitalized as part of inventory was $0.8 million, $0.5 million and $0.3 million during the years ended December 31, 2014, 2013 and 2012, respectively.

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

We used the following weighted-average assumptions to estimate the fair value of stock options at the date of grant using the Black-Scholes option-pricing model for the years ended December 31:

	2014	2013	2012
Expected life (in years)	5.9	5.9	8.0
Risk-free interest rate	1.7%	1.1%	1.5%
Volatility factor	47%	47%	48%
Dividend yield	—	—	—

The weighted-average fair value per share of stock options granted during 2014, 2013 and 2012 was $10.40, $14.09, and $16.03 respectively.

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

Under our 1993 Stock Option Plan/Stock Issuance Plan, as amended and restated as of May 31, 2011, officers and other key employees, non-employee Board members and consultants may receive equity incentive awards in the form of stock options to purchase shares of common stock at no less than 100% of fair value at the grant date or restricted stock or restricted stock units. Options historically have vested in equal monthly installments over a fifty-month period or one hundred-month period, with a minimum vesting period of twelve months from the grant date, and generally expire ten years from the date of grant or upon the expiration of a limited period following any earlier termination of employment. The plan was amended in January 2006 to allow the issuance of shares pursuant to restricted stock unit awards. These awards when granted generally vest in equal monthly installments over the vesting period but which defer the issuance of the vested shares until the end of the issuance period measured from the award date, subject to earlier issuance upon termination of employment under certain circumstances or a change in control. Awards under the plan may be subject to accelerated vesting under certain circumstances should a change in control occur. The plan terminates on the earlier of June 6, 2020 or the date on which all shares available for issuance under the plan have been issued. Under the plan, approximately 0.2 million, 1.2 million and 1.8 million shares were available for issuance at December 31, 2014, 2013 and 2012, respectively.

1998 Supplemental Stock Option/Stock Issuance Plan

Under our 1998 Supplemental Stock Option/Stock Issuance Plan, as amended, eligible employees (i.e. other than executive officers and employees holding the title of Vice President or General Manager) were able to receive options to purchase shares of common stock at not less than 100% of fair value on the grant date. These options generally vest in equal monthly installments over a fifty-month period, with a minimum vesting period of twelve months from grant date, and generally expire ten years from date of grant, subject to earlier termination following the optionee’s cessation of employee status. Direct stock issuances may also be made under the plan, subject to similar vesting provisions. The plan was amended in January 2008 to allow the issuance of shares pursuant to restricted stock unit awards. Since the plan terminated on October 19, 2008, there were no options available for issuance under the plan at December 31, 2014, 2013 and 2012.

Stock Option Activity

The following table is a summary of our stock option activity and related information for the year ended December 31, 2014:

	Options	Weighted- Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value as of December 31, 2013
Outstanding at January 1, 2014	2,659,884	$23.51
Granted	462,250	$22.99
Exercised	(274,551)	$15.46
Forfeited and expired	(152,307)	$26.23
Outstanding at December 31, 2014	2,695,276	$24.09	6.7	$2,281
Exercisable at December 31, 2014	1,188,752	$22.84	5.8	$1,636
Vested and expected to vest as of December 31, 2014, net of anticipated forfeitures	2,630,550	$24.04	6.7	$2,263

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between our closing stock price on the last trading day of the year ended December 31, 2014 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on December 31, 2014. Total intrinsic value of options exercised (selling price of the exercised stock less the option strike price multiplied by the share amount) in the year ended December 31, 2014 was $1.8 million as compared to $9.6 million and $14.0 million in 2013 and 2012, respectively. Cash received from option exercises in the years ended December 31, 2014 and 2013 was $4.3 million and $12.8 million, respectively.

The following table is a summary of our option activity for the years ended December 31:

	2013		2012
	Options	Weighted- Average Exercise Price	Options	Weighted- Average Exercise Price
Outstanding at January 1	3,195,573	$23.33	3,259,142	$19.44
Granted	61,000	$31.38	951,500	$30.09
Exercised	(560,808)	$22.78	(983,998)	$16.92
Forfeited and expired	(35,881)	$32.58	(31,071)	$24.59
Outstanding at December 31	2,659,884	$23.51	3,195,573	$23.33

The following table shows the related information for options outstanding and options exercisable as of December 31, 2014:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Options	Weighted- Average Remaining Contractual Life (Years)	Weighted- Average Exercise Price	Options	Weighted- Average Exercise Price
$9.66 - $17.30	559,839	5.1	$14.49	335,574	$13.68
$18.65 - $22.53	606,694	5.9	$20.82	280,594	$20.63
$24.10 - $27.75	547,851	8.2	$26.19	174,666	$26.69
$28.92 - $30.12	533,253	7.5	$29.51	213,689	$29.51
$30.91 - $31.94	429,639	6.9	$31.13	176,309	$31.12
$39.92 - $39.92	18,000	8.1	$39.92	7,920	$39.92
Outstanding at December 31	2,695,276	6.7	$24.09	1,188,752	$22.84

As of December 31, 2014, $20.4 million of total unrecognized compensation cost related to stock options is expected to be recognized over a weighted-average period of 3.8 years.

Restricted Stock Unit Activity

The following table is a summary of our restricted stock unit activity and related information as of December 31:

	2014		2013		2012
	Shares	Weighted- Average Grant Date Fair Value	Shares	Weighted-Average Grant Date Fair Value	Shares	Weighted-Average Grant Date Fair Value
Nonvested stock at January 1	1,089,354	$27.75	874,370	$26.04	663,504	$22.60
Granted	694,250	$19.26	599,500	$29.79	496,875	$30.02
Vested	(403,116)	$27.55	(368,076)	$26.78	(276,969)	$25.15
Forfeited	(52,131)	$26.40	(16,440)	$32.55	(9,040)	$20.02
Nonvested stock at December 31	1,328,357	$23.43	1,089,354	$27.75	874,370	$26.04

A total of 406,032 shares of our common stock subject to restricted stock units was vested but not yet distributed as of December 31, 2014. Stock-based compensation expense related to our restricted stock units for the year ended December 31, 2014 was $10.7 million. As of December 31, 2014, $30.5 million of total unrecognized compensation cost related to unvested restricted stock units is expected to be recognized over a weighted-average period of 3.8 years. Total fair value of vested shares in the year ended December 31, 2014 was $11.1 million compared to $9.9 million and $7.0 million in 2013 and 2012, respectively.

6. Common Stock Repurchase Program

On October 27, 2014, our Board of Directors authorized the repurchase of up to $100 million of the Company’s common stock. Any repurchases may be made through open market purchases, block trades, privately negotiated transactions and/or derivative transactions, subject to market conditions and managements’ ongoing determination that it is the best use of available cash on hand to fund any repurchases. The repurchase authorization does not obligate us to acquire any common stock.
During the year ended December 31, 2014, we repurchased 1.0 million shares of common stock at an average cost per share of $19.27. The total purchase price of $19.3 million was reflected as an increase to treasury stock resulting in a reduction to stockholder’s equity.

7. BASIC AND DILUTED NET INCOME PER SHARE

The following sets forth the computation of basic and diluted net income (loss) per share:

	Years Ended December 31,
In thousands, except per share amounts	2014	2013	2012
Numerator:
Net income (loss)	$(19,111)	$(13,769)	$47,187
Denominator:
Basic weighted-average shares outstanding	28,437	28,106	26,881
Effect of dilutive employee stock options and restricted stock units	—	—	824
Diluted weighted-average shares outstanding	28,437	28,106	27,705
Net income (loss) per share—basic	$(0.67)	$(0.49)	$1.76
Net income (loss) per share—diluted	$(0.67)	$(0.49)	$1.70

The dilutive effect of outstanding options and restricted stock units is reflected in diluted net income per share, but not diluted net loss per share, by application of the treasury stock method, which includes consideration of stock-based compensation required by U.S. GAAP. As the Company reported net losses for each of the years ended December 31, 2014 and 2013, both basic and diluted net loss per share are the same.

For the year ended December 31, 2014, a total of 2.7 million shares of common stock subject to options and restricted stock units was excluded from the computation of diluted net income (loss) per share as the resulting effect would have been anti-dilutive, compared to 2.3 million shares and 1.4 million shares for the years ended December 31, 2013 and 2012, respectively. Options and restricted stock units are anti-dilutive when we have a net loss or when the exercise price of the stock option and the average unrecognized compensation cost of the stock option or restricted stock unit are greater than the average market price of our common stock.

8. FAIR VALUE MEASUREMENTS

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

The fair value of these certain financial assets and liabilities was determined at December 31, 2014 and 2013:

		Fair Value Measurements at December 31, 2014 Using
In thousands	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available-for-sale securities(1)
Commercial paper	$9,998	$—	$9,998	$—
Money market funds	26,456	26,456	—	—
U.S. treasury bills and notes	3,919	3,919	—	—
Securities and obligations of U.S. government agencies	187,825	—	187,825	—
	228,198	30,375	197,823	—
Foreign currency derivatives(2)	61	—	61	—
Foreign currency derivatives(3)	(4)	—	(4)	—
	$228,255	$30,375	$197,880	$—

		Fair Value Measurements at December 31, 2013 Using
In thousands	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available-for-sale securities(1)
Commercial paper	$3,199	$—	$3,199	$—
Money market funds	42,994	42,994	—	—
U.S. treasury bills and notes	6,072	6,072	—	—
Securities and obligations of U.S. government agencies	194,214	—	194,214	—
	246,479	49,066	197,413	—
Foreign currency derivatives(2)	12	—	12	—
Foreign currency derivatives(3)	(19)	—	(19)	—
	$246,472	$49,066	$197,406	$—
___________________

(1)	Included in cash and cash equivalents and short-term investments on our consolidated balance sheet. Cash equivalents at December 31, 2014 and 2013 were $26.5 million and $43.0 million, respectively.

(2)	Included in current assets on our consolidated balance sheet. Consisted of forward foreign exchange contracts for the Japanese yen. See Note 4 - Derivative Instruments and Hedging.

(3)	Included in current liabilities on our consolidated balance sheet. Consisted of forward foreign exchange contracts for the Japanese yen. See Note 4 - Derivative Instruments and Hedging.

9. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

Accumulated other comprehensive loss is comprised of the following items, net of tax:

In thousands	December 31, 2014	December 31, 2013
Unrealized gain (loss) on:
Available-for-sale investments	$(121)	$(35)
Postretirement benefit obligation	(1,138)	(72)
Unrealized gain in hedge contracts	—	89
Accumulated other comprehensive loss at end of period	$(1,259)	$(67)

The amount of gain on foreign exchange contracts reclassified to earnings was insignificant and $0.1 million for the years ended December 31, 2014, and 2013, respectively. Unrealized gains and losses on investments affect the short-term investment line on our consolidated balance sheet. Amounts in other comprehensive income for changes in the minimum post-retirement obligation are recorded on our consolidated balance sheets in other liabilities or expensed to our consolidated statement of operations in selling, general, and administrative expenses.

10. INVESTMENTS

We classified all of our investments as “available-for-sale” as of December 31, 2014 and 2013. Accordingly, we state our investments at estimated fair value. Fair values are determined based on quoted market prices or pricing models using current market rates. We deem all investments to be available to meet current working capital requirements.

The following is a summary of our investments:

	December 31, 2014				December 31, 2013
Cash equivalents and available- for-sale investments, In thousands	Amortized Cost	Accumulated Other Comprehensive Income		Estimated Fair Value	Amortized Cost	Accumulated Other Comprehensive Income		Estimated Fair Value
		Gains	Losses			Gains	Losses
Commercial paper	$9,998	$—	$—	$9,998	$3,199	$—	$—	$3,199
Money market funds	26,456	—	—	26,456	42,994	—	—	42,994
U.S. treasury bills and notes	3,918	1	—	3,919	6,067	5	—	6,072
Securities and obligations of U.S. government agencies	187,947	4	126	187,825	194,254	30	70	194,214
Total	$228,319	$5	$126	$228,198	$246,514	$35	$70	$246,479

The following is a reconciliation of our investments to the balance sheet classifications at December 31, 2014 and 2013:

In thousands	2014	2013
Cash equivalents	$26,456	$42,994
Short-term investments	201,742	203,485
Investments, at estimated fair value	$228,198	$246,479

Gross realized gains and losses on sales of investments were insignificant in each of the years ended December 31, 2014, 2013 and 2012.

The gross amortized cost and estimated fair value of our investments at December 31, 2014, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because the issuers of the securities may have the right to prepay obligations without prepayment penalties.

In thousands	Gross Amortized Cost	Fair Value
Due in one year or less	$183,317	$183,234
Due after one year through five years	45,002	44,964
Total	$228,319	$228,198

The following table provides the breakdown of the cash equivalents and investments with unrealized losses at December 31, 2014:

	In Loss Position for Less Than 12 Months		In Loss Position for More Than 12 Months		Total
Investments, In thousands	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Securities and obligations of U.S. government agencies	152,784	126	—	—	152,784	126
Total	$152,784	$126	$—	$—	$152,784	$126

The following table provides the breakdown of the cash equivalents and investments with unrealized losses at December 31, 2013:

	In Loss Position for Less Than 12 Months		In Loss Position for More Than 12 Months		Total
Investments, In thousands	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Securities and obligations of U.S. government agencies	$71,979	$70	$—	$—	$71,979	$70
Total	$71,979	$70	$—	$—	$71,979	$70

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

We have not recorded any OTTI on our investments for the years ended December 31, 2014, 2013 and 2012.

11. BALANCE SHEET DETAIL

In thousands	December 31, 2014	December 31, 2013
Inventories, net:
Raw materials	$17,848	$19,800
Work-in-process	12,377	9,435
Finished products	21,634	18,549
Total (net of reserves)	$51,859	$47,784
Property, plant, and equipment, net
Machinery and equipment	$44,600	$42,035
Leasehold improvements	15,472	15,434
Office equipment and furniture	14,394	15,229
	74,466	72,698
Accumulated depreciation and amortization	(53,540)	(50,887)
Total	$20,926	$21,811
Other assets:
Deferred compensation plan assets	4,085	3,242
Demonstration and laboratory equipment	6,296	7,777
Other	636	841
Total	$11,017	$11,860
Accrued expenses:
Accrued payroll-related liabilities	$6,619	$8,771
Advanced billings	202	2,522
Warranty accrual	1,501	1,142
Capital lease, current portion	796	—
Other	2,184	2,660
Total	$11,302	$15,095
Other Liabilities:
Deferred compensation plan liabilities	$4,919	$3,874
Income tax payable - long term	2,526	2,574
Asset retirement obligations	2,397	2,248
Postretirement benefits obligation	2,255	1,032
Capital lease - long term	1,406	—
Deferred service income - long term	1,051	1,460
Deferred income tax liabilities - long term	224	125
Other	474	610
Total	$15,252	$11,923

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

Changes in our product liability are as follows:

In thousands	December 31, 2014	December 31, 2013
Balance, beginning of year	$1,142	$2,273
Liabilities accrued for warranties issued	1,789	1,394
Warranty claims paid and utilized	(2,001)	(2,665)
Changes in accrued warranty liabilities	571	140
Balance, end of year	$1,501	$1,142

Deferred Service Income

We sell service contracts for which revenue is deferred and recognized ratably over the contract period (for time based service contracts) or as service hours are delivered (for contracts based on a purchased quantity of hours). Changes in our deferred service revenue are as follows:

In thousands	December 31, 2014	December 31, 2013
Balance, beginning of year	$5,499	$6,062
Service contracts billed during year	4,093	5,849
Service contract revenue recognized during year	(4,359)	(6,412)
Balance, end of year	$5,233	$5,499

Balance sheet classification
Service contracts classified as short-term	$4,182	$4,039
Service contracts classified as long-term	1,051	1,460
Balance, end of year	$5,233	$5,499

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

The following table sets forth an analysis of the ARO activity for the years ended December 31, 2014 and 2013:

In thousands	2014	2013
Balance as of January 1	$2,248	$2,123
Accretion expense	136	125
Liabilities incurred	13	—
Balance as of December 31	$2,397	$2,248

Advanced Billings

On occasion, we require, or our customers pay, a deposit in advance of order shipment. These amounts are classified as advanced billings until the related order ships. At December 31, 2014, we have received $0.2 million in advanced billings from our customers and $2.5 million at December 31, 2013.

12. NOTES PAYABLE

In December 2004, we entered into a line of credit agreement with a brokerage firm. Under the terms of this agreement, we may borrow funds at a cost equal to the current federal funds rate plus 1.25 basis points (1.31% as of December 31, 2014). Certain of our cash, cash equivalents and short-term investments secure borrowings outstanding under this facility, but we are not restricted in the use of those assets. Funds are advanced to us under this facility based on pre-determined advance rates on the cash and securities held by us in this brokerage account. This agreement has no set expiration date and there are no loan covenants, other than the aforementioned collateral requirement which does not legally restrict the cash and securities. At each of the years ended December 31, 2014 and 2013, $5.1 million was outstanding under this facility, with a related collateral requirement of approximately of $6.8 million of our cash, cash equivalents and short-term investments.

13. EMPLOYEE BENEFIT PLANS

Employee bonus plans

We currently sponsor an executive incentive bonus plan that distributes employee awards based on the achievement of predetermined targets. We recorded charges of $1.5 million, $2.0 million, and $5.5 million under this bonus plan for the years ended December 31, 2014, 2013, and 2012, respectively.

Employee Savings and Retirement Plans

We sponsor a 401(k) employee salary deferral plan that allows voluntary contributions by all full-time employees up to the Internal Revenue Service limits of their pretax earnings. We may also make matching contributions to this plan at our discretion. Employees are eligible for the matching plan if they contribute at least 2% of their compensation. Our contributions, when made, are limited to a maximum of 3% of the employee’s compensation if the company exceeds certain income levels. During the year ended December 31, 2014, 2013, and 2012, we made zero, $0.2 million and $0.7 million contributions to the plan, respectively.

We also sponsor an executive non-qualified deferred compensation plan (the “Plan”) that allows qualifying executives to defer current cash compensation. At December 31, 2014 Plan assets of $4.1 million, representing the cash surrender value of life insurance policies held by us, and liabilities of $4.9 million are included in our consolidated balance sheets under the captions “other assets” and “other liabilities,” respectively.

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

The following table sets forth the amounts of unrecognized prior service cost and unrecognized actuarial loss included in accumulated other comprehensive loss:

In thousands	December 31, 2014	December 31, 2013
Prior service cost	$959	$—
Net actuarial loss	179	72
Amount included in accumulated other comprehensive income	$1,138	$72

The reconciliation of the beginning and ending balance of the accumulated postretirement benefit obligation and the fair value of plan assets is as follows:

In thousands	December 31, 2014	December 31, 2013
Benefit obligation at beginning of year	$1,032	$967
Interest cost	48	37
Actuarial loss	216	28
Prior service cost	959	—
Benefit obligation at end of year	2,255	1,032
Fair value of plan assets at end of year	—	—
Funded status at end of year	$(2,255)	$(1,032)

Amounts recognized in the statement of financial position are included in noncurrent liabilities.

Weighted-average discount rates as of December 31, 2014 were 3.8% and 3.9% for each of the Chief Executive Officer’s plan and the Chief Financial Officer’s plan, respectively, as compared to 4.6% and 4.8%, as of December 31, 2013.

For measurement purposes, a 5% annual rate of increase in the per capita cost of covered health care benefits was assumed for the year ended December 31, 2014 and the rate was assumed to remain at 5% thereafter.

Components of net periodic benefit cost and other amounts are recognized in selling, general, and administrative expense on our Consolidated Statements of Operations are as follows:

In thousands	December 31, 2014	December 31, 2013
Interest cost	$48	$37
Amortization of net loss	—	28
Actuarial loss	$100	$—
Net periodic benefit cost	$148	$65

Other changes in plan benefit obligations from other comprehensive loss recognized in selling, general, and administrative expense on our Consolidated Statements of Operations are as follows:

In thousands	December 31, 2014	December 31, 2013
Net actuarial loss	$—	$1
Amortization of net loss	8	—
Total recognized from other comprehensive loss	$8	$1
Total recognized net periodic benefit cost and changes in plan benefit obligations	$156	$66

The expected benefit payments are as follows:

In thousands
2019 and thereafter	$2,255
Total expected benefit payments	$2,255

Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plan. A one-percentage-point change in assumed health care cost trend rates would have the following effects:

	December 31, 2014
In thousands	1-Percentage- Point Increase	1-Percentage- Point Decrease
Effect on total of service and interest cost components	$10	$(10)
Effect on postretirement benefit obligation	$465	$(360)

14. INCOME TAXES

The domestic and foreign components of income before income taxes is as follows:

	Years Ended December 31,
In thousands	2014	2013	2012
Domestic	$(16,027)	$(27,201)	$34,227
Foreign	(2,840)	12,285	22,742
Income (loss) before income taxes	$(18,867)	$(14,916)	$56,969

The components of the provision (benefit) for income taxes were as follows:

	Years Ended December 31,
In thousands	2014	2013	2012
Federal:
Current	$—	$(1,616)	$8,899
Deferred	—	—	—
	—	(1,616)	8,899
State:
Current	(18)	58	459
Deferred	—	—	—
	(18)	58	459
Foreign:
Current	390	289	372
Deferred	(128)	122	52
	262	411	424
Total income tax provision (benefit)	$244	$(1,147)	$9,782

The difference between the provision (benefit) for income taxes and the amount computed by applying the U.S. federal statutory rate of 35 percent to income (loss) before income taxes is explained below:

	Years Ended December 31,
In thousands	2014	2013	2012
Tax computed at statutory rate	$(6,602)	$(5,220)	$19,939
Foreign taxes	1,256	(3,890)	(7,536)
Credits	(282)	(525)	(4,654)
Change in valuation allowance	5,872	8,488	2,033
Income tax provision	$244	$(1,147)	$9,782

To better align with the international nature of our business, we transitioned certain manufacturing processes to Singapore, thereby bringing these activities closer to our Asia-based customers. We have qualified for tax incentives that provide that certain income earned in Singapore would be subject to a tax holiday and/or reduced tax rates for a limited period of time under the laws of Singapore. To realize these benefits, we must meet certain requirements relating to employment and investment activities. This exemption is expected to expire within 6 years. In 2014, the tax benefit attributable to tax holidays was approximately $1.0 million with a $0.04 impact on diluted earnings per share. In 2013, the tax benefit attributable to tax holidays was approximately $0.5 million with a $0.02 impact on diluted earnings per share. In 2012, the tax benefit attributable to tax holidays was approximately $5 million with a $0.18 impact on diluted earnings per share. Our ability to realize benefits from these initiatives could be materially adversely affected if, among other things, applicable requirements are not met, the incentives are substantially modified, or if we incur losses for which we cannot take a deduction.

Significant components of deferred income tax assets and liabilities are as follows:

In thousands	2014	2013	2012
Deferred tax assets:
Net operating loss carry-forwards	$20,661	$18,061	$11,564
Inventory valuation	4,101	4,744	3,201
Bad debt reserve	181	185	180
Basis difference in assets	133	276	2,023
Tax credit carry-forwards	16,050	15,394	14,413
Warranty reserves	290	302	547
Deferred product and services income	328	312	—
Other non-deductible accruals and reserves	5,730	5,382	4,405
Stock compensation	6,440	5,290	4,091
Total deferred tax assets	53,914	49,946	40,424
Valuation allowance	(51,558)	(47,877)	(37,006)
Net deferred tax assets	$2,356	$2,069	$3,418
Deferred tax liabilities:
Unremitted earnings of foreign subsidiaries	$—	$—	$—
Other	(1,854)	(1,695)	(2,923)
Total deferred tax liabilities	(1,854)	(1,695)	(2,923)
Net deferred tax assets	$502	$374	$495

We have not provided for U.S. income taxes and foreign withholding taxes on the undistributed earnings of foreign subsidiaries as of December 31, 2014 because we intend to permanently reinvest such earnings outside the United States given that we have moved certain manufacturing processes to Singapore and that our future U.S. cash flows are expected to meet our future U.S. cash needs. As of December 31, 2014, the cumulative amount of earnings for which U.S. income taxes have not been provided is approximately $31.0 million. Determination of the amount of unrecognized deferred tax liability related to these earnings is not practicable.

We currently have a full valuation allowance against our U.S. net deferred tax asset. Each quarter we assess the likelihood that we will be able to recover our deferred tax assets. As a result of our analysis, we concluded that it is more likely than not that, as of December 31, 2014, our net deferred tax assets will not be realized, with the exception of those in Japan and Taiwan. Therefore, we continue to provide a full valuation allowance against net deferred tax assets outside of Japan and Taiwan. Management continues to monitor the relative weight of positive and negative evidence of future profitability in relevant jurisdictions. As of December 31, 2014, we have determined that the following negative evidence outweighs the positive evidence such that it is not more likely than not we will generate sufficient taxable income in the relevant jurisdictions to utilize our deferred tax assets and release the associated valuation allowance:

•	Current U.S. pre-tax loss,

•	Movement of certain product manufacturing to Singapore, resulting in reduced U.S. taxable income,

•	Inherent earnings volatility of our industry resulting in our inability to forecast long term earnings, and

•	Usage limitations resulting in a longer period being required to realize our deferred tax assets.

The net valuation allowance increased by $3.7 million and $10.9 million during the years ended December 31, 2014, and 2013, respectively, and decreased by $5.7 million during the year ended December 31, 2012, respectively. The increase in valuation allowance in 2014 was primarily due to an increase in net operating loss carry-forwards and tax credit carryforwards.

Approximately $12.9 million of the valuation allowance as of December 31, 2014 is attributable to pre-2006 windfall stock option deductions, the benefit of which will be credited to paid-in capital if and when realized through a reduction in income taxes payable. Beginning in 2006, we are tracking the windfall stock option deductions off balance sheet, as required by ASC 718. As of December 31, 2014, we have a previously recorded balance of $40.7 million of windfall stock option deductions that are being tracked off balance sheet. If and when realized, a tax benefit of $14.8 million associated with those deductions will be credited to additional paid-in capital. In 2014, no entry to paid-in capital was made to reflect the benefit from windfall stock option deductions, which is the excess of federal income tax liabilities expected on the tax return without windfall stock option deductions over federal income tax liabilities expected on the tax return with windfall stock option deductions, because we are in a loss position in this year. Prior to 2014, a tax benefit of $9.9 million associated with those deductions had been credited to additional paid-in capital.

As of December 31, 2014, we had net operating loss carry-forwards for federal and state tax purposes of $53.3 million and $23.4 million, respectively. We also had federal and California research and development tax credit carry-forwards of approximately $5.6 million and $13.4 million, respectively. The federal and state net operating loss carry-forwards will expire at various dates beginning in 2020 through 2035, if not utilized. The federal tax credit carry-forwards will expire at various dates beginning in 2021 through 2035, if not utilized. The California tax credit carry-forwards have no expiration date.

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

During the year ended December 31, 2014, our reserve for uncertain tax positions increased by $1.2 million, net. Interest and penalties related to the reserve for uncertain tax positions were insignificant in 2014 and 2013. Over the next twelve months, we expect an insignificant decline in the estimated amount of liabilities associated with our uncertain tax positions which arose prior to December 31, 2014 as a result of expiring statutes of limitations in certain foreign jurisdictions.

If we are able to eventually recognize these uncertain tax positions, $6.9 million of the unrecognized benefit on January 1, 2014 and $8.1 million of the unrecognized benefit on December 31, 2014, would reduce our effective tax rate. We currently have a full valuation allowance against our U.S. net deferred tax asset which would impact the timing of the effective tax rate benefit should any of these uncertain tax positions be favorably settled in the future.

We are subject to federal and state tax examination for years 1999 forward and 1997 forward, respectively, by virtue of the tax attributes carrying forward from those years. We are also subject to audits in the foreign jurisdictions in which we operate for years 2003 and forward. There are no income tax examinations currently in progress.

A reconciliation of the change in the uncertain income tax benefits from January 1, 2013 to December 31, 2014 is as follows:

In thousands	2014	2013
Balance at January 1	$6,948	$6,792
Tax positions related to the current year:
Additions	1,262	1,290
Tax positions related to the prior years:
Additions	—	291
Reductions	(4)	(1,386)
Lapses in statutes of limitations	(60)	(39)
Balance at December 31	$8,146	$6,948

15. COMMITMENTS AND CONTINGENCIES

Commitments

We lease our facilities and certain equipment under operating leases. During 2011, we renewed our leases for our sales offices in China, Taiwan and the Philippines. None of these renewed leases were significant commitments for us. During 2012, we extended our lease in Germany. During 2014, we extended our leases in Japan and Korea. The leases for our headquarters and manufacturing operations contain a five-year renewal option subject to a fair market value pricing adjustment. Certain of our leasing arrangements subject us to letter of credit requirements to provide a $2.4 million bank letter of credit as security to the landlord. In addition, certain of our leases require us to restore the facilities back to the original condition at the end of lease terms. As such, we recorded asset retirement obligations related to remediation costs as disclosed in Note 11 herein.

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
In October 2013, we entered into a twenty-four month operating lease agreement for equipment that will expire on December 14, 2015. As of December 31, 2014, the minimum future lease payments to be made under this agreement is $0.4 million.
In August 2014, we entered into a thirty-six month capital lease agreement for equipment valued at $2.5 million. At the end of the lease term, we have an option to purchase the leased equipment for a bargain purchase price. Accordingly, this lease is classified as a capital lease. The amortization of these leased assets is included with depreciation expense. As of December 31, 2014, the total amortization of the leased equipment is $0.1 million.
The table below summarizes our capital and operating lease commitments as of December 31, 2014:

In thousands	Capital Leases	Operating Leases
For the years:
2015	$873	$3,285
2016	873	1,193
2017	582	970
2018	—	321
Total minimum lease payments	2,328	$5,769
Interest component	(126)
Present value of total capital lease payments	$2,202

Rent expense was approximately $2.7 million, $2.8 million and $1.7 million for the years ended December 31, 2014, 2013 and 2012, respectively.
Our open purchase order commitments, which primarily relate to purchases of inventories and equipment were approximately $25.4 million as of December 31, 2014.

Legal Proceedings

We are subject to claims and litigation arising in the ordinary course of business. We do not believe any liability from any reasonably foreseeable disposition of such claims and litigation, individually or in the aggregate, would have a material adverse effect on our consolidated financial statements. At December 31, 2014, there were no significant outstanding legal matters.

16. INTANGIBLE ASSETS, NET

During the year ended December 31, 2013, we entered into one patent assignment agreement and acquired the rights to collections of patents and patent applications.

On December 14, 2012, we acquired from Cambridge NanoTech, intangible assets of $4.3 million and other tangible assets of an insignificant amount in a cash transaction. We accounted for this transaction using the acquisition method.

As of December 31, 2014, the gross carrying amount of all our intangible assets was $18.1 million and accumulated amortization was $4.1 million. The weighted average remaining life of all our intangible assets was 10 years as of December 31, 2014. During the years ended December 31, 2014, 2013 and 2012, our amortization expense for our intangibles was $1.7 million, $1.5 million and $0.5 million, respectively.

The following table summarizes the balances and activity of our intangibles:

(In thousands)		At December 31, 2014			At December 31, 2013
Category	Weighted Average Years	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Developed technology	8 Years	$1,080	$(215)	$865	$1,080	$(108)	$972
Patents	10 Years	15,946	(3,569)	12,377	15,946	(2,103)	13,843
Trade names	8 Years	209	(42)	167	209	(21)	188
Customer relationships	4 Years	878	(292)	586	878	(146)	732
Total		$18,113	$(4,118)	$13,995	$18,113	$(2,378)	$15,735

Intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset or asset group may not be recoverable. Based on the intangible assets recorded as of December 31, 2014, and assuming no subsequent additions to or impairment of the underlying assets, the remaining estimated annual amortization expense is expected to be as follows:

Year	(In thousands)
2015	$1,707
2016	1,657
2017	1,602
2018	1,479
2019	1,222
Thereafter	6,328
Total	$13,995

17. FINANCIAL GUARANTEES

Our off-balance sheet transactions consist of certain financial guarantees, both express and implied, related to indemnification for product liability, patent infringement and latent product defects. Other than liabilities recorded pursuant to known product defects, at December 31, 2014, we did not record a liability associated with these guarantees, as we have little or no history of costs associated with such indemnification requirements. Contingent liabilities associated with product liability may be mitigated by insurance coverage we maintain.

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

Management, including our principal executive officer and principal financial officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2014. In making this assessment, management used the criteria set forth by the committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control—Integrated Framework (1992 framework). Based on this assessment, our management has concluded that, as of December 31, 2014, our internal control over financial reporting is effective based on those criteria. Our management has also concluded that our disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure.
Ernst & Young, LLP, the independent registered public accounting firm who also audited our consolidated financial statements, has issued an attestation report on our internal control over financial reporting. This attestation report appears elsewhere herein.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended December 31, 2014 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

The information required by Part III is omitted from this Report and is incorporated herein by reference from our definitive proxy statement to be filed within 120 days after the end of our fiscal year pursuant to Regulation 14A for our 2015 Annual Meeting of Stockholders currently scheduled to be held on July 21, 2015.

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information concerning our directors required by this Item is incorporated by reference from the Item captioned “Election of Directors” in our Proxy Statement for the 2015 Annual Meeting of Stockholders (the “Proxy Statement”). Other information required by this Item is incorporated herein by reference from the Item captioned “Section 16(a) Beneficial Ownership Reporting Compliance” in the Proxy Statement.

Executive Officers of the Registrant

As of December 31, 2014, the executive officers of Ultratech, who are appointed by and serve at the discretion of the Board of Directors, were as follows:

Name	Age	Position with the Company
Arthur W. Zafiropoulo	75	Chairman of the Board of Directors, Chief Executive Officer and President
Bruce R. Wright	66	Senior Vice President, Finance, Chief Financial Officer and Secretary

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

The information required by this Item is incorporated by reference from the item captioned “Fees billed to Ultratech by Ernst & Young LLP during fiscal year 2014” in the Proxy Statement.

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

(2)	Financial Statement Schedules
The following consolidated financial statement schedule is included herein:

Page Number
Schedule II Valuation and Qualifying Accounts	78

Schedules other than those listed above have been omitted since they are either not required, are not applicable, or the required information is shown in the financial statements or related notes.

(3)	Exhibits
Except as indicated in Exhibit 32.1, the following exhibits are filed as part of, or incorporated in reference into this Annual Report on Form 10-K:

Exhibit	Description
3.1(1)	Amended and Restated Certificate of Incorporation of the Registrant, filed October 6, 1993.

3.1.1(1)	Certificate of Amendment of the Amended and Restated Certificate of Incorporation of the Registrant, filed May 17, 1995.

3.1.2(1)	Certificate of Amendment of the Amended and Restated Certificate of Incorporation of the Registrant, filed June 17, 1998.

3.1.3(1)	Certificate of Amendment of the Amended and Restated Certificate of Incorporation of the Registrant, filed June 20, 2003.

3.1.4(8)	Certificate of Amendment of the Amended and Restated Certificate of Incorporation of the Registrant, filed August 31, 2009.

3.2(2)	Amended and Restated Bylaws of Registrant.

4.1(3)	Specimen Common Stock Certificate of Registrant.

10.1(16)	1993 Stock Option/Stock Issuance Plan (amended and restated as of May 31, 2011).

10.2(3)	Form of Indemnification Agreement entered into between the Registrant and certain of its officers and directors.

10.3(4)	Form of Indemnification Agreement entered into between the Registrant and certain officers.

10.4(3)	Standard Industrial Lease—Single Tenant, Full Net between The Equitable Life Assurance Society of the United States, as Landlord, and Registrant, as Tenant, dated August 27, 1993.

10.4.1(4)	First Amendment to Lease between The Equitable Life Assurance Society of the United States, as Landlord, and Registrant, as Tenant, dated November 1999.

10.5(5)	Profit Sharing Plan.

10.6(6)	1998 Supplemental Stock Option/ Stock Issuance Plan (amended and restated effective January 29, 2008).

10.7(7)	Private Wealth Management Client Agreement with Morgan Stanley, dated December 16, 2004.

10.8(9)	Amended and Restated Employment Agreement between Registrant and Mr. Arthur Zafiropoulo, Chief Executive Officer, dated as of October 14, 2008

10.9(9)	Amended and Restated Employment Agreement between Registrant and Mr. Bruce Wright, Chief Financial Officer, dated as of October 14, 2008.

10.10(9)	Form of Restricted Stock Unit Issuance Agreement for Executive Officers with Employment Agreements.

10.11(17)	New Form of Restricted Stock Unit Issuance Agreement for Executive Officers with Employment Agreements.

10.12(9)	Amended and Restated Non-Qualified Supplemental Deferred Compensation Plan.

10.13(9)	Adoption Agreement Related to Amended and Restated Non-Qualified Supplemental Deferred Compensation Plan.

10.14(9)	Amendment No. 1 to Amended and Restated Non-Qualified Supplemental Deferred Compensation Plan.

10.15(9)	Special Form of Stock Option Agreement for Executive Officers with Employment Agreements.

10.16(9)	Special Form of Stock Option Agreement for Executive Officers without Employment Agreements.

10.17(9)	Regular Form of Stock Option Agreement.

10.18(10)	Description of 2012 Management Incentive Compensation Plan.

10.19(11)	New Form of Indemnification Agreement entered into between the Registrant and each of its officers and directors.

10.20(12)	Second Amendment to Lease (3050 Zanker), entered into on October 30, 2009, by and between LaSalle Montague, Inc. and the Registrant.

10.21(13)	Letter Amendment to Employment Agreement - Arthur W. Zafiropoulo.

10.22(13)	Letter Amendment to Employment Agreement - Bruce R. Wright.

10.23(14)	Singapore Lease Agreement dated February 17, 2010.

10.24(15)	Ultratech, Inc. Long-Term Incentive Compensation Plan as Amended and Restated January 24, 2011.

10.25(15)	Amendment No. 2 to Ultratech, Inc. Non-Qualified Supplemental Deferred Compensation Plan, as amended and restated and subsequently amended effective as of January 1, 2005.

10.26(15)	Description of 2011 Management Incentive Compensation Plan.

10.27(18)	Form of Restricted Stock Unit Issuance Agreement for Chief Executive Officer Grants.

10.28(18)	Form of Restricted Stock Unit Issuance Agreement for Chief Financial Officer Grants.

10.29(19)	Patent Assignment Agreement, between the Registrant and International Business Machines Corporation, dated June 26, 2012.

10.30(20)	New Singapore Lease (1Kaki Bukit View, Singapore), among the Registrant, Ascendas, Inc., and Singapore SE, dated August 15, 2012.

21	Subsidiaries of Registrant.

23	Consent of Independent Registered Public Accounting Firm.

24	Power of Attorney (contained in Signature page hereto).

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

ULTRATECH, INC.

Date:	February 27, 2015	By:	/s/ ARTHUR ZAFIROPOULO
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

Signature	Title	Date

/s/ ARTHUR ZAFIROPOULO	Chairman of the Board of Directors and Chief Executive Officer (Principal Executive Officer)	February 27, 2015
Arthur Zafiropoulo
/s/ BRUCE WRIGHT	Senior Vice President, Finance, Chief Financial Officer and Secretary (Principal Financial and Accounting Officer)	February 27, 2015
Bruce Wright
/s/ DENNIS RANEY	Director	February 27, 2015
Dennis Raney
/s/ RICK TIMMINS	Director	February 27, 2015
Rick Timmins
/s/ HENRI RICHARD	Director	February 27, 2015
Henri P Richard
/s/ JOEL GEMUNDER	Director	February 27, 2015
Joel Gemunder
/s/ NICHOLAS KONIDARIS	Director	February 27, 2015
Nicholas Konidaris
/s/ MICHAEL CHILD	Director	February 27, 2015
Michael Child

SCHEDULE II
ULTRATECH, INC.
VALUATION AND QUALIFYING ACCOUNTS
(in thousands)

Description	Balance at Beginning of Year	Charged (Credited) to Costs and Expenses	Balance at End of Year
Allowance for doubtful accounts:
2012	$498	$—	$498
2013	$498	$—	$498
2014	$498	$—	$498

EXHIBIT INDEX

Exhibit	Description
3.1(1)	Amended and Restated Certificate of Incorporation of the Registrant, filed October 6, 1993.

3.1.1(1)	Certificate of Amendment of the Amended and Restated Certificate of Incorporation of the Registrant, filed May 17, 1995.

3.1.2(1)	Certificate of Amendment of the Amended and Restated Certificate of Incorporation of the Registrant, filed June 17, 1998.

3.1.3(1)	Certificate of Amendment of the Amended and Restated Certificate of Incorporation of the Registrant, filed June 20, 2003.

3.1.4(8)	Certificate of Amendment of the Amended and Restated Certificate of Incorporation of the Registrant, filed August 31, 2009.

3.2(2)	Amended and Restated Bylaws of Registrant.

4.1(3)	Specimen Common Stock Certificate of Registrant.

10.1(16)	1993 Stock Option/Stock Issuance Plan (amended and restated as of May 31, 2011).

10.2(3)	Form of Indemnification Agreement entered into between the Registrant and certain of its officers and directors.

10.3(4)	Form of Indemnification Agreement entered into between the Registrant and certain officers.

10.4(3)	Standard Industrial Lease—Single Tenant, Full Net between The Equitable Life Assurance Society of the United States, as Landlord, and Registrant, as Tenant, dated August 27, 1993.

10.4.1(4)	First Amendment to Lease between The Equitable Life Assurance Society of the United States, as Landlord, and Registrant, as Tenant, dated November 1999.

10.5(5)	Profit Sharing Plan.

10.6(6)	1998 Supplemental Stock Option/ Stock Issuance Plan (amended and restated effective January 29, 2008).

10.7(7)	Private Wealth Management Client Agreement with Morgan Stanley, dated December 16, 2004.

10.8(9)	Amended and Restated Employment Agreement between Registrant and Mr. Arthur Zafiropoulo, Chief Executive Officer, dated as of October 14, 2008

10.9(9)	Amended and Restated Employment Agreement between Registrant and Mr. Bruce Wright, Chief Financial Officer, dated as of October 14, 2008.

10.10(9)	Form of Restricted Stock Unit Issuance Agreement for Executive Officers with Employment Agreements.

10.11(17)	New Form of Restricted Stock Unit Issuance Agreement for Executive Officers with Employment Agreements.

10.12(9)	Amended and Restated Non-Qualified Supplemental Deferred Compensation Plan.

10.13(9)	Adoption Agreement Related to Amended and Restated Non-Qualified Supplemental Deferred Compensation Plan.

10.14(9)	Amendment No. 1 to Amended and Restated Non-Qualified Supplemental Deferred Compensation Plan.

10.15(9)	Special Form of Stock Option Agreement for Executive Officers with Employment Agreements.

10.16(9)	Special Form of Stock Option Agreement for Executive Officers without Employment Agreements.

10.17(9)	Regular Form of Stock Option Agreement.

10.18(10)	Description of 2012 Management Incentive Compensation Plan.

10.19(11)	New Form of Indemnification Agreement entered into between the Registrant and each of its officers and directors.

10.20(12)	Second Amendment to Lease (3050 Zanker), entered into on October 30, 2009, by and between LaSalle Montague, Inc. and the Registrant.

10.21(13)	Letter Amendment to Employment Agreement - Arthur W. Zafiropoulo.

10.22(13)	Letter Amendment to Employment Agreement - Bruce R. Wright.

10.23(14)	Singapore Lease Agreement dated February 17, 2010.

10.24(15)	Ultratech, Inc. Long-Term Incentive Compensation Plan as Amended and Restated January 24, 2011.

10.25(15)	Amendment No. 2 to Ultratech, Inc. Non-Qualified Supplemental Deferred Compensation Plan, as amended and restated and subsequently amended effective as of January 1, 2005.

10.26(15)	Description of 2011 Management Incentive Compensation Plan.

10.27(18)	Form of Restricted Stock Unit Issuance Agreement for Chief Executive Officer Grants.

10.28(18)	Form of Restricted Stock Unit Issuance Agreement for Chief Financial Officer Grants.

10.29(19)	Patent Assignment Agreement, between the Registrant and International Business Machines Corporation, dated June 26, 2012.

10.30(20)	New Singapore Lease (1Kaki Bukit View, Singapore), among the Registrant, Ascendas, Inc., and Singapore SE, dated August 15, 2012.

21	Subsidiaries of Registrant.

23	Consent of Independent Registered Public Accounting Firm.

24	Power of Attorney (contained in Signature page hereto).

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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