Form 10-K/A
period 2014-12-31
ULTRATECH INC
filed 2015-04-24
CIK 909791

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

As of March 31, 2015, the Registrant had 27,601,912 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014 filed with the Securities and Exchange Commission on February 27, 2015 are incorporated by reference into Part III and Part IV of this Annual Report on Form 10-K.

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (this “Amendment”) amends the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014, originally filed on February 27, 2015 (the “Original Filing”). The Registrant is amending the Original Filing with respect to the following:

(1) the Registrant is refiling Part III to include the information required by Items 10, 11, 12, 13 and 14 of Part III within the period required by General Instruction G(3) to Form 10-K.

(2) the Registrant is amending and restating the exhibit index in Item 15. Exhibits, Financial Statement Schedules for the purpose of including the Registrant’s Description of its 2013 Management Incentive Compensation Plan, the Registrants Description of its 2014 Management Incentive Compensation Plan and to remove a disclosure referencing the Registrant’s Description of its 2011 Management Incentive Compensation Plan.

In addition, as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended, new certifications by the registrant’s principal executive officer and principal financial officer are filed as exhibits to this Amendment. Except as described above, no other changes have been made to the Original Filing.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

As of December 31, 2014, the directors of Ultratech were as follows (ages and board committee assignments are as of April 15, 2015):

Name	Age	Position with the Company
Arthur W. Zafiropoulo	76	Chairman of the Board of Directors, Chief Executive Officer and President
Michael Child (3)	60	Director
Joel F. Gemunder (3)	75	Director
Nicholas Konidaris (1)(2)	70	Director
Dennis R. Raney (1)(2)	72	Director
Henri Richard (2)(3)	56	Director
Rick Timmins (1)(3)	62	Director

(1)	Member of the Audit Committee
(2)	Member of the Nominating and Corporate Governance Committee
(3)	Member of the Compensation Committee

Each director was elected to a one year term at the Company’s 2014 annual meeting of stockholders.

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

Michael Child was appointed to the Company’s Board of Directors in April 2012. Mr. Child has been employed by TA Associates, Inc., a private equity firm, since 1982 where he currently serves as a Senior Advisor. Mr. Child served as a Managing Director of TA Associates from 1987 through 2010. Since September 2000, Mr. Child has served on the board of directors of IPG Photonics, which designs and manufactures high performance fiber lasers and amplifiers, and he currently serves as a member of its audit committee and as a member of its nominating and corporate governance committee. Since June 2010, Mr. Child has served on the board of directors of Finisar Corporation, a computer network equipment company, and he has served on the audit committee of Finisar since August 2010 and as chairman of the compensation committee since June 2011. He also served on the board of directors of Eagle Test Systems, a manufacturer of high performance automated test equipment for the semiconductor industry, from 2003 until November 2008 when it was acquired by Teradyne, Inc. Mr. Child holds a B.S. in Electrical Engineering from the University of California at Davis and an M.B.A. from the Stanford Graduate School of Business. Mr. Child has more than 25 years’ experience investing in and acquiring technology and technology-related companies and has served on the boards of directors of numerous public and private companies, including companies in the semiconductor industries. This broad financial and industry experience enables Mr. Child to make a valuable contribution to the board. He also brings significant knowledge regarding the Company and its operations from his previous years of service on the Company’s Board of Directors between 1993 and 1997.

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

Nicholas Konidaris has served as a director of the Company since July 2000. Since April 2014, Mr. Konidaris has served as President and Chief Executive Officer of OmniGuide, Inc. (“OmniGuide”), a privately held company and a leader in advanced surgical solutions focusing on minimally invasive surgeries. From January 2004 until February 2014, Mr. Konidaris has served as President, Chief Executive Officer and as a director of Electro Scientific Industries, Inc., a global supplier of manufacturing equipment to increase productivity for customers in the consumer electronics, semiconductor, passive components and LED markets. From July 1999 to January 2004, Mr. Konidaris served as President and Chief Executive Officer of Advantest America, Corp., a holding company of Advantest America, Inc., which is a manufacturer of testers and handlers. From July 1997 to January 2004, Mr. Konidaris also served as Chairman of the Board, President and Chief Executive Officer of Advantest America, Inc. Mr. Konidaris has served on the board of directors of OmniGuide since 2006, and served as a member of its audit committee until March 2014. Mr. Konidaris also served as a member of the board of directors of AISI, Inc., a privately held company, from 2008 to 2010. Mr. Konidaris serves as the Vice Chairman of the Advisory Board of Healthedge Partners, a private equity firm. Mr. Konidaris holds a diploma in EE from the National Technical University of Athens and a Master of Science in Management from MIT Sloan. Since 2011, Mr. Konidaris has served on the MIT Sloan North American Executive Board. Among other things, Mr. Konidaris brings his extensive experience as a public company chief executive officer and board member in the semiconductor industry to the Company’s Board of Directors.

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

Information concerning our executive officers is incorporated by reference from Part I of our Annual Report on Form 10-K for the fiscal year ended December 31, 2014 filed with the Securities and Exchange Commission on February 27, 2015.

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

Based solely on its review of the copies of such forms received by it and written representations from reporting persons for the 2014 fiscal year, the Company believes that all of the Company’s executive officers, directors and greater than ten percent (10%) beneficial stockholders complied with all applicable Section 16(a) filing requirements for the 2014 fiscal year.

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

2.	In setting the total direct compensation (defined as base salary plus annual target bonus plus the grant-date value of the long-term equity or other incentive awards) of the Company’s executive officers, the Compensation Committee takes into account the Company’s financial performance and the duties and responsibilities of each executive officer. For a particular year, the Compensation Committee may also engage in a peer group benchmarking process when it believes that the economic circumstances warrant the process. However, the Compensation Committee will typically only use the benchmarking data for purposes of comparing the compensation of its executive officers against comparable positions at specific compensation levels and financial peer groups of companies to determine whether the Company’s executive compensation programs are generally competitive relative to its peers. The Compensation Committee does not typically target a specific percentile to be achieved for each executive officer as compared with their counterparts at the peer group companies.

3.	Through the annual Management Incentive Plan, the Compensation Committee structures a substantial portion of each executive officer’s total direct compensation in the form of long-term equity incentive awards and variable, performance-based annual cash compensation. This structure is designed to achieve an appropriate balance between the Company’s long-term and short-term performance goals, with the objective of establishing a positive relationship between the Company’s operational performance and stockholder return.

4.	The Company’s financial performance in terms of the operating income goal taken into account for purposes of the short-term cash incentive component of the 2014 Management Incentive Plan did not meet the Minimum level. For the purpose of calculating the payout under this plan, the Company and its consolidated subsidiaries experienced an operating loss of approximately $19,063,000 for the 2014 fiscal year. The Company’s financial performance in terms of the revenue goal exceeded the Minimum level. For the purpose of calculating the payout under this plan, revenue for the 2014 fiscal year on a consolidated basis was approximately $150,540,000, which exceeded the minimum established for the metric by approximately $6,540,000. Based on these financial results for the 2014 fiscal year, each of the Company’s executive officers earned a cash bonus for that year equal to approximately 13.8% of his target bonus amount. The various tier levels of performance goal attainment that the Compensation Committee established for the 2014 fiscal year are described in more detail below under the heading “Annual Incentive Compensation.”

5.	For the five fiscal-year period ending with the 2014 fiscal year, the Company’s financial performance in terms of consolidated revenue, consolidated operating income and other key financial metrics may be summarized as follows:

FISCAL YEARS

Dollar Amounts (in thousands)	2014	2013	2012	2011	2010
Revenue	150,540	157,272	234,825	212,333	140,603
Gross Profit	63,273	67,382	131,810	110,325	71,641
Operating Income (loss)	(19,063)	(15,058)	56,398	44,020	17,541
Net Income (loss)	(19,111)	(13,769)	47,187	39,230	16,781
Net Cash Provided by (Used In) Operating Activities	(6,654)	(6,751)	77,131	37,391	22,879

6.	The average closing price per share of the Company’s common stock for the first fifteen trading days of the 2014 fiscal year was $27.66, and the average closing price for the last fifteen trading days of that fiscal year was $18.02. Accordingly, for that one-year period, the total shareholder return based on such calculation was negative (approximately -35%). The average closing price per share of the Company’s common stock for the first fifteen days of the 2010 fiscal year was $14.97, and the average closing price per share for the last fifteen days of the five fiscal-year period ending with the close of the 2014 fiscal year was, as indicated, $18.02, resulting in an annual shareholder return for that period based on such calculation of approximately 4% on a compounded annual basis.

7.	The Company does not believe that the performance-based nature of the executive compensation program encourages excessive risk-taking by its executive officers that would threaten the economic viability of the Company. First, the predominant component of each executive officer’s total direct compensation is in the form of long-term equity awards tied to the value of the Company’s common stock, and those awards accordingly promote a commonality of interest between the executive officers and the Company’s stockholders in sustaining and increasing stockholder value. Because the equity awards are typically made on an annual basis to the executive officers, those officers always have unvested awards outstanding that could decrease significantly in value if the Company’s business is not managed to achieve its long term goals. Secondly, under the annual cash incentive bonus programs, an individual target bonus amount is established for each executive officer, and the performance measures upon which the actual bonus amounts are determined are tied to the attainment of objectives intended to sustain stockholder value, such as revenue growth and targeted levels of operating income. However, at all levels of performance goal attainment, there are limits in place that tie the potential bonus amount to either a fraction or multiple of the target bonus amount. Third, the Compensation Committee may, from time to time, consider granting supplemental bonuses earned based on achievement of different performance measures. Finally, the overall compensation structure is not overly-weighted toward short-term incentives, and the Company has taken what it believes are reasonable steps to protect against the potential of disproportionately large short-term incentives that might encourage excessive risk taking.

8.	The Company does not offer guaranteed retirement or pension benefits. Instead, the Company provides its executive officers with the opportunity to accumulate retirement income primarily through their long-term equity awards that increase in value as stockholder value is created and sustained.

9.	Messrs. Zafiropoulo and Wright each have employment agreements that provide severance benefits in the event their employment is terminated under certain circumstances, including an involuntary termination of employment without cause or a resignation for good reason. The level of severance benefits is enhanced if the termination event occurs in connection with a change-in-control. The Company believes that the severance benefits provided under those employment agreements are consistent with both peer company and broader market practices and are fair and reasonable in light of the many years of service Messrs. Zafiropoulo and Wright have rendered the Company and the level of dedication and commitment they have shown over those years.

Compensation Policy for Executive Officers. The Compensation Committee has designed the various elements comprising the compensation packages of the Company’s executive officers to achieve the following objectives:

•	attract, retain, motivate and engage executives with superior leadership and management capabilities,

•	provide an overall level of compensation to each executive officer which is externally competitive, internally equitable and performance-driven, and

•	ensure that total compensation levels are reflective of the Company’s financial performance and provide the executive officers with the opportunity to earn above-market total compensation for exceptional business performance.

Each executive officer’s compensation package typically consists of three elements: (i) a base salary, (ii) an annual cash bonus opportunity tied solely to the Company’s attainment of pre-established financial objectives, and (iii) long-term, stock-based incentive awards, typically in the form of stock option grants and restricted stock unit awards, designed to align and strengthen the mutuality of interests between the Company’s executive officers and its stockholders. In determining the appropriate level for each element of such compensation, the Compensation Committee takes into account the Company’s financial performance and operating results and the executive officer’s duties and responsibilities, and for a particular year, the Compensation Committee may also engage in a peer group benchmarking process. However, the Compensation Committee may not perform such a peer group benchmarking process for a particular year when it concludes that there have not been any significant changes in the market data for the prior year or years or when the economic circumstances do not otherwise warrant the process. When such a benchmarking process is done, the Compensation Committee will typically only use the benchmarking data for purposes of comparing the compensation of its executive officers against comparable positions at specific compensation levels and financial peer groups of companies to determine whether the Company’s executive compensation programs are generally competitive relative to its peers. The Compensation Committee does not typically target a specific percentile to be achieved for each executive officer as compared with their counterparts at the peer group companies. In setting the compensation levels for Messrs. Zafiropoulo and Wright for fiscal 2014, the Compensation Committee did not target a specific percentile to be achieved for each executive officer as compared with their counterparts at the peer group companies but took into account the fact that Messrs. Zafiropoulo and Wright continued to have duties and responsibilities that extended beyond those of their counterparts at peer group companies. Such extended duties and responsibilities were due to the fact that the Company has had only two named executive officers for the last few years, whereas the number of named executive officers at each peer group company has typically been higher.

For 2015, the Compensation Committee has implemented a cash incentive program for executive officers, in lieu of a regular, annual stock-based award, such as options or restricted stock units. As in prior years, one component of the program consists of a Management Incentive Plan that may pay out at a percentage of the executive officer’s annual salary, based on the Company’s performance against established revenue and operating income goals. In addition, the Compensation Committee established a long term cash incentive that ties the payout to the Company’s stock price. This incentive may pay out to an executive officer if the trading price of the Company’s common stock achieves certain levels for fifteen (15) consecutive trading days during the period ending December 31, 2016, or a specified certain change in control transaction occurs at such prices no later than December 31, 2019.

Impact of 2014 Say-on-Pay Vote. The most recent stockholder advisory vote on executive officer compensation required under the federal securities laws was held on July 15, 2014, after the Compensation Committee had approved the 2014 compensation of the named executive officers. Approximately 80 percent of the total votes cast on such proposal (including abstentions) were in favor of the compensation of the named executive officers, as that compensation was disclosed in the Compensation Discussion and Analysis and the various compensation tables and narrative that appeared in the Company’s proxy statement dated June 2, 2014. Based on that level of stockholder approval, the Compensation Committee decided not to make any material changes to the Company’s compensation philosophies, policies and practices for the remainder of the 2014 fiscal year. Based on the voting preference of the Company’s stockholders, advisory votes on executive officer compensation will be conducted every year, and the Compensation Committee will continue to take into account each such annual advisory vote in order to determine whether any subsequent changes to the Company’s executive compensation programs and policies would be warranted to reflect any stockholder concerns reflected in those advisory votes.

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

Advanced Energy Industries, Inc. ATMI, Inc. Axcelis Technologies, Inc. Brooks Automation, Inc. Coherent, Inc. Cymer, Inc.	GSI Group Inc. Kulicke & Soffa Industries, Inc. Mattson Technology, Inc. MKS Instruments, Inc. Veeco Instruments Inc.

In addition to the peer group of companies listed above, the Compensation Committee may also review competitive market data related to executive officer positions at a group of companies against which the Company compares its financial performance. This group includes a subset of the companies listed above (Advanced Energy Industries, Inc., Brooks Automation, Inc., Mattson Technology, Inc., MKS Instruments, Inc. and Veeco Instruments Inc.) as well as two additional companies: FEI Company and Rudolph Technologies.

Compensation Consultants. For compensation decisions made in 2014 with respect to the compensation of the Company’s non-employee Board members and in setting executive officer compensation for the 2015 fiscal year, the Compensation Committee continued to utilize Compensia as its independent consulting firm. Compensia reports directly to the Compensation Committee and not to management. Compensia is independent from the Company, has not provided any services to the Company other than to the Compensation Committee, and receives compensation from the Company only for services provided to the Compensation Committee. The Compensation Committee assessed the independence of Compensia pursuant to SEC rules and concluded that the work of Compensia has not raised any conflict of interest.

Elements of Compensation. Each of the three major elements comprising the compensation package for executive officers (salary, target annual bonus and long-term equity awards) for the 2014 fiscal year was designed to achieve one or more of the Company’s overall objectives of setting a competitive level of compensation, tying compensation to the attainment of one or more of the Company’s strategic business objectives and subjecting a substantial portion of the executive officer’s compensation to the Company’s financial success as measured in terms of the Company’s stock price performance. The manner in which the Compensation Committee structured each element of compensation may be explained as follows.

Salary. The Compensation Committee reviews the base salary level of each executive officer in January each year, with any salary adjustments for the year to be effective as of January 1st of that year. The base salary for each executive officer named in the Summary Compensation Table is determined on the basis of his level of responsibility and experience. The Compensation Committee believes that this component of compensation should provide a level of economic security and stability from year to year and not be dependent to any material extent on the Company’s financial performance. In addition, Messrs. Zafiropoulo and Wright have existing employment agreements with the Company which set a Minimum level of annual base salary, subject to periodic upward adjustment at the discretion of the Compensation Committee. For the 2014 fiscal year, no adjustments were made to the base salary levels of Messrs. Zafiropoulo and Wright and their base salary levels remained at $575,000 and $350,000, respectively, which the Compensation Committee determined was competitive based on current market data for their positions in the industry.

Annual Cash Bonus. On March 19, 2014, the Compensation Committee established the Management Incentive Program (the “MIP”) for the 2014 fiscal year for the executive officers. As was the case for the 2013 MIP, the cash bonus opportunity under the 2014 MIP was tied solely to the Company’s operating income and revenue levels for the 2014 fiscal year. The target bonuses set under the 2014 MIP for the Company’s executive officers were as follows: $862,500 for Mr. Zafiropoulo (150% of 2014 fiscal year base salary) and $350,000 for Mr. Wright (100% of 2014 fiscal year base salary).

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

LEVEL OF ATTAINMENT FOR REVENUE GOAL		MULTIPLE/FRACTION OF TARGET BONUS AMOUNT
MINIMUM:	$144,000,000	.25	x
TIER I:	$205,000,000	.50	x
TIER II:	$236,000,000	.75	x
TIER III:	$266,000,000	1.0	x

LEVEL OF ATTAINMENT FOR OPERATING INCOME GOAL		MULTIPLE/FRACTION OF TARGET BONUS AMOUNT
MINIMUM:	$9,700,000	.25	x
TIER I:	$13,800,000	.50	x
TIER II:	$15,900,000	.75	x
TIER III:	$17,900,000	1.0	x

If both performance goals were attained at the Tier III target level, then each executive officer would have been awarded his target bonus under the MIP. If the actual level of attainment for either goal had been between any two designated levels up to that target Tier III level, then the bonus potential for that goal would be in a dollar amount interpolated on a straight line basis between those two levels. If the Company’s operating income or revenue goal for the 2014 fiscal year exceeded the target Tier III level, then the bonus potential for that goal would have increased on an extrapolated basis in accordance with the same slope that applies to the interpolation between Tier II and Tier III level performance.

For example, the differential between Tier II and Tier III revenue levels for 2014 is $30 million ($266 million - $236 million), and there are 25 basis points of target bonus assigned to that differential (1.00 - 0.75). If actual revenue for the 2014 fiscal year had been at the $251 million mid-point level ($236 million plus an additional $15 million), then the bonus factor for that component would have been 0.875x – the midpoint between the two tiers, and that factor would have accordingly been applied to the portion of the target bonus tied to the revenue metric. The same process would have been applied for revenue in excess of the $266 million Tier III level. For the next $30 million of revenue in excess of the $266 million Tier III level, an additional 25 basis point of target bonus could have been earned on an extrapolated basis between $266 million and $296 million. Accordingly, if actual revenue for 2014 fiscal year had been at the $281 million mid-point level ($266 million plus an additional $15 million of revenue), the bonus multiple assigned to that excess would have been be 1.125x—the midpoint between 1x and 1.25x, and that factor would have been applied to the portion of the target bonus tied to 2014 fiscal year revenue. The same process would have been repeated for each additional $30 million of revenue in excess of the Tier III level.

In determining the levels at which the net operating income and revenue objectives were met for the 2014 fiscal year, the Compensation Committee primarily relied on the reported financial results in the Company’s audited consolidated financial statements for the 2014 fiscal year, prepared in accordance with U.S. generally accepted accounting principles. Based on the reported financial results, the Compensation Committee determined in February 2015 that the Company’s operating income for the 2014 fiscal year on a consolidated basis with its subsidiaries was less than the Minimum level established for that performance metric and that the Company’s revenue for such fiscal year on a consolidated basis exceeded the Minimum level established for that particular goal by approximately $6,540,000.

As a result, Messrs. Zafiropoulo and Wright each earned a bonus amount for the 2014 fiscal year equal to approximately 27.6% of the portion of their target bonus allocated to the revenue objective, but they earned no bonus for such fiscal year for the portion of their target bonus allocated to the operating income objective. Their actual bonus amounts were as follows and represented for each of them an aggregate bonus amount equal to approximately 13.8% of their target bonus amount for the year:

Name	Bonus Tied to Operating Income Goal	Bonus Tied to Revenue Goal	Total Bonus Amount
Arthur W. Zafiropoulo	$0	$119,378	$119,378
Bruce R. Wright	$0	$48,443	$48,443

One half of the bonus amount was paid following the close of the 2014 fiscal year, and the remainder has been deferred and is subject to an annual installment vesting schedule tied to the executive officer’s continued service with the Company over an additional two-year period. The deferred portion will be paid as it vests and will earn interest at a designated rate until paid. The deferred portions will immediately vest and become payable in the event the executive officer’s employment terminates under certain defined circumstances during the deferral period. Accelerated payouts will also occur in the event of certain changes in control or ownership of the Company. The 2014 MIP also provided for pro-rata disbursement of the non-deferred portion of the bonus in the event the executive officer terminated employment under certain defined circumstances during the 2014 fiscal year performance period.

Additional Bonus Opportunity. On March 19, 2014, the Compensation Committee approved an additional bonus opportunity for Messrs. Zafiropoulo and Wright for the 2014 fiscal year. The additional bonus would only be earned if the ratio of the Company’s operating income to its revenue (the “Operating Income Percentage”) for 2014 ranked in the top three relative to the Operating Income Percentage for a peer group of eleven companies selected by the Compensation Committee, the Company’s operating income for the 2014 fiscal year was at least $9,700,000, and the executive continued in the Company’s employ through the end of the 2014 fiscal year (subject in each case to certain exceptions related to certain terminations of employment). If the Company’s Operating Income Percentage ranked in the top three but the Company’s operating income for the 2014 fiscal year was not at least $13,800,000, each executive’s bonus would be subject to reduction. For this purpose, the peer group companies consisted of Advanced Energy Industries, Inc., Axcelis Technologies, Inc., Brooks Automation, Inc., Coherent, Inc., GSI Group, LLC, Kulicke & Soffa Industries, Inc., Mattson Technology, Inc. MKS Instruments, Inc., Nanometrics Incorporated, Rudolpf Technologies, Inc., and Veeco Instruments Inc. If the Company’s Operating Income Percentage ranked in the top three and the Company’s operating income for the 2014 fiscal year was at least $13,800,000, the bonus amount for each executive officer would be: $450,000, $250,000 or $100,000 if the Company ranked first, second or third, respectively. Any bonus earned would be paid following the close of the 2014 fiscal year. If the goals were not achieved, no bonus would be payable. As the Company’s operating income threshold was not met, no additional bonus was payable to Messrs. Zafiropoulo and Wright.

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

As part of the 2014 MIP, the Compensation Committee authorized RSU and stock option awards for Messrs. Zafiropoulo and Wright. The number of shares of the Company’s common stock covered by such awards is indicated below. Each award was made in a series of four successive equal quarterly grants over the course of the 2014 fiscal year. Accordingly, awards with respect to one-fourth of the total number of shares of the Company’s common stock indicated in the table below for each executive officer were made on February 3, 2014, April 28, 2014, July 21, 2014 and October 27, 2014.

Name	Total Number of Shares Subject to Restricted Stock Units (#)	Total Number of Option Shares (#)
Arthur W. Zafiropoulo	50,000	100,000
Bruce R. Wright	25,000	75,000

Each restricted stock unit granted under the 2014 MIP represents the right to receive one share of the Company’s common stock on the designated issuance date following the vesting of that unit. Each installment of an award will vest incrementally over a fifty (50)-month period of service with the Company measured from January 1, 2014, and the shares of the Company’s common stock underlying the units that so vest will be issued on a periodic basis over the vesting schedule. Accelerated vesting of all the units will occur upon a change in control of the Company or upon the individual’s cessation of employment under certain defined circumstances in the absence of a change in control. The shares underlying any units that vest on such an accelerated basis will, in general, be issued concurrently with the vesting acceleration event, subject to any holdback requirements under applicable tax laws.

Each of the quarterly option grants pursuant to the 2014 MIP has an exercise price equal to the closing price per share of the Company’s common stock on the applicable grant date and a maximum term of ten years measured from that grant date, subject to earlier termination upon the executive’s cessation of employment with the Company. Each such option will vest and become exercisable for the option shares incrementally over a fifty (50)-month period of service with the Company measured from January 1, 2014. However, each option will vest in full and become exercisable for all the option shares, on an accelerated basis, upon a change in control of the Company or the individual’s cessation of employment under certain defined circumstances.

The Compensation Committee believes that the equity awards made in the 2014 fiscal year and in prior years under its long-term incentive program provide the Company’s executive officers with a competitive equity compensation package based on market data compiled by its independent consultant and are also in line with the Compensation Committee’s pay-for-performance objectives.

Risk Assessment of Executive Officer Compensation

The Company believes the various components of the total compensation package of the executive officers, as discussed above, are appropriately balanced so as to avoid any excessive risk taking by such individuals. First, the long-term equity awards granted for the 2014 fiscal year and in prior fiscal years, which are tied to the market price of the Company’s common stock, represent the predominant component of executive officer compensation and promote a commonality of interest between the executive officers and the Company’s stockholders in sustaining and increasing stockholder value. In addition, a substantial portion of the equity component in the 2014 fiscal year is in the form of restricted stock units. The use of such restricted stock units mitigates the potential risk that stock options pose in encouraging risk taking in the short term. Restricted stock units provide varying levels of compensation as the market price of the Company’s common stock fluctuates over time and are less likely to contribute to excessive risk taking. The restricted stock unit awards also vest over a period of years, and that vesting element encourages the award recipients to focus on sustaining the Company’s long-term performance. Because equity awards, whether in the form of stock options or restricted stock units, are typically made on an annual basis, the executive officers always have unvested awards outstanding that could decrease significantly in value if the Company’s business is not managed to achieve its long term goals. Secondly, under the Company’s standard annual cash incentive bonus program, an individual target bonus amount is established for each executive officer, and the performance measures upon which the actual bonus amounts are determined are tied to strategic objectives intended to sustain stockholder value. At all levels of performance goal attainment, there are limits in place that tie the potential bonus amount to either a fraction or multiple of the target bonus. If both goals are attained at the Tier I level, the bonus payable to an executive officer will equal half of his target bonus for the year, and for attainment of both goals at the Tier III level, the bonus will be limited to one times his target bonus. For goal attainment above the Tier III level, the actual bonus will continue to be tied to the target bonus amount but will be increased to reflect the higher level of attainment on the same straight-line interpolated basis that applies to the span between Tier II and Tier III levels. For the last three fiscal years, the bonuses earned by Messrs. Zafiropoulo and Wright as a percentage of their target bonus have been as follows: for the 2012 fiscal year, the actual bonus level of each of them was at approximately 141% of the target; for the 2013 fiscal year, no bonuses were earned as the Minimum level required for any bonus payment was not achieved; and for the 2014 fiscal year, the actual bonus level of each of them was at approximately 13.8% of target. Additionally, payments based on performance goal attainment under the annual cash incentive bonus program are subject to an additional service vesting schedule so that a participant must remain with the Company for at least three years from the start of the one-year performance measurement period in order to earn his or her full payment for that performance period, thereby further encouraging long-term focus. The Company’s long-term cash incentive plan, introduced in 2015, is tied to achieving target market prices for the Company’s common stock for a sustained period, which also promotes a commonality of interest between the executive officers and the Company’s stockholders in increasing stockholder value.

The Compensation Committee may, from time to time, consider granting supplemental bonuses based on achievement of different performance measures. In 2014, the Compensation Committee approved the grant of supplemental bonuses to Messrs. Zafiropoulo and Wright subject to achievement of an operating income percentage for 2014 that ranked in the top three operating income percentages among a peer group of eleven companies selected by the Compensation Committee and satisfaction of a minimum Company operating income threshold. No supplemental bonuses were paid for 2014 as the Company did not meet its operating income threshold.

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

Officer Employment Agreements. The Company has entered into employment agreements with Messrs. Zafiropoulo and Wright. A summary of the material terms of those employment agreements, together with a quantification of the severance benefits payable under those agreements under various defined circumstances, may be found below in the section of this Item 11 entitled “Employment Contracts, Termination of Employment and Change in Control Arrangements.”

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

Executive Officer Perquisites. It is not the Company’s practice to provide its executive officers with any significant perquisites. The Company does, however, provide Mr. Zafiropoulo with a company automobile for which the Company pays all expenses (including, without limitation, all lease payments or the full purchase price of the vehicle) and which he uses from time to time for personal matters. The dollar value of the perquisite reported in the Summary Compensation Table below was determined based on the Company’s cost for the 2014 fiscal year allocable to such personal use. The Company believes that the provision of a company automobile is a common perquisite for executive officers at Mr. Zafiropoulo’s level and is appropriate in light of his long years of tenure with the Company.

Other Programs. The Company’s executive officers are eligible to participate in the Company’s 401(k) plan on the same basis as all other regular U.S. employees.

Deferred Compensation Programs. In addition to the bonus component subject to mandatory deferral under the Company’s annual Management Incentive Plan described above under the heading “Annual Cash Bonus,” the Company maintains a non-qualified deferred compensation program for its executive officers and other key executives. Under that program, participants may elect to defer all or a portion of their salary or bonus each year, and the deferred sums will be credited with notional earnings (or losses) based on their investment elections. Such deferred compensation (as adjusted for such notional earnings or losses) will become payable following the participant’s termination of employment and may be paid in a lump sum or in installments based on the circumstances under which the termination event occurs and the prior distribution election made by the participant. The program is described in more detail below in the section of this Item 11 entitled “Nonqualified Deferred Compensation.” However, as indicated above, the

Company believes that the equity award component of each executive officer’s total direct compensation package should serve as his or her major source of wealth creation, including the accumulation of substantial resources to fund the executive officer’s retirement years.

Compliance with Internal Revenue Code Section 162(m). Section 162(m) of the Internal Revenue Code disallows a tax deduction to publicly held companies for compensation paid to certain of their executive officers to the extent such compensation exceeds $1.0 million per covered officer in any year. The limitation applies only to compensation that is not considered to be performance-based under the terms of Section 162(m). The stock options granted to the Company’s executives have been structured with the intent of qualifying those awards as performance-based compensation as has the management incentive plan. The issuance of vested shares of the Company’s common stock under service-vesting RSU awards will not qualify as such performance-based compensation.

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

Summary Compensation Information

The following table provides certain summary information concerning the compensation earned for services rendered in all capacities to the Company and its subsidiaries for the years ended December 31, 2014, 2013, and 2012, respectively, by the Company’s Chief Executive Officer and Chief Financial Officer. Each of the listed individuals shall be hereinafter referred to as a “named executive officer.” There were no other executive officers of the Company during the 2014 fiscal year.

Name and Principal Position	Year	Salary ($)(1)	Bonus ($)	Stock Awards ($)(2)	Option Awards ($)(3)	Non-Equity Incentive Plan Compensation ($)(4)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)		All Other Compensation ($)		Total ($)
Arthur W. Zafiropoulo, Chairman of the Board, Chief Executive Officer and President	2014 2013 2012	596,116 518,053 575,000	— — —	1,168,250 2,707,000 3,611,200	1,057,518 — —	119,378 — 1,316,000	— — —		202,304 122,108 79,173	(5) (6) (7)	3,144,569 3,347,161 5,581,373

Bruce R. Wright, Senior Vice President, Finance, Chief Financial Officer and Secretary	2014 2013 2012	363,462 322,269 350,000	— — —	584,125 1,353,500 1,203,732	793,138 — 1,092,635	48,443 — 543,000	4,346 8,302 3,162	(8) (10) (12)	137,889 34,487 37,213	(9) (11) (13)	1,931,403 1,718,558 3,229,742

(1)	Includes amounts deferred under the Company’s 401(k) Plan, a qualified deferred compensation plan under section 401(k) of the Internal Revenue Code, and the Company’s Executive Deferred Compensation Plan, a non-qualified deferred compensation program.
(2)	The amount indicated in the column for each fiscal year represents the aggregate grant-date fair value of the restricted stock unit awards made in that year. The grant-date fair value is in each instance calculated in accordance with Accounting Standards Codification (“ASC”) Topic 718, Compensation-Stock Compensation (“ASC Topic 718”), on the basis of the closing price of the Company’s common stock on the award date and does not take into account any estimated forfeitures related to service-vesting or performance-vesting conditions. For further information concerning such grant-date fair value, please see footnote 5 to the Company’s audited financial statements for the fiscal year ended December 31, 2014 included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 27, 2015.
(3)	The amount indicated in the column for each fiscal year represents the aggregate grant-date fair value of the stock option grants made in that year, as calculated in accordance with ASC Topic 718, and does not take into account any estimated forfeitures related to service-vesting or performance-vesting conditions. The assumptions used in the calculation of such grant-date fair value are set forth in footnote 5 to the Company’s audited financial statements for the year ended December 31, 2014 included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 27, 2015.

(4)	The amount shown for each fiscal year reflects (i) the actual bonuses earned under the Management Incentive Plan (the “MIP”) in effect for that fiscal year and (ii) any supplemental bonus earned for such fiscal year due to achievement of the applicable performance goal. For the 2014 fiscal year one-half of the reported bonus amount for the 2014 MIP was paid to the named executive officer following the close of the 2014 fiscal year. The remaining portion of the reported bonus amount for the 2014 MIP has been deferred and is subject to an annual installment vesting schedule tied to the named executive officer’s continued service with the Company over an additional two-year period that will end on December 31, 2016. For the 2013 fiscal year, no bonuses were earned under the Management Incentive Plan and no supplemental bonuses were earned as, in each case, the applicable performance goals were not achieved. For the 2012 fiscal year, a supplemental bonus was earned and such bonus was paid in full to the named executive officer following the close of the 2012 fiscal year, and one-third of the reported bonus amount for the 2012 MIP was paid to the named executive officer following the close of the 2012 fiscal year. The remaining portion of the reported bonus amount for the 2012 MIP was deferred and is subject to an annual installment vesting schedule tied to the named executive officer’s continued service with the Company over an additional two-year period that ended on December 31, 2014.
(5)	Represents (i) $76,200 attributable to the costs to the Company for the non-business use of a Company car provided to Mr. Zafiropoulo, and (ii) $126,107 attributable to the amount accrued by the Company for the 2014 fiscal year with respect to the lifetime retiree health care coverage to which Mr. Zafiropoulo is entitled following his termination of employment. For further information regarding such benefit, please see the section entitled “Employment Contracts, Termination of Employment Agreements and Change in Control” below.
(6)	Represents (i) $76,200 attributable to the costs to the Company for the non-business use of a Company car provided to Mr. Zafiropoulo, (ii) $38,258 attributable to the amount accrued by the Company for the 2013 fiscal year with respect to the lifetime retiree health care coverage to which Mr. Zafiropoulo is entitled following his termination of employment, and (iii) $7,650 attributable to the matching contribution made by the Company to Mr. Zafiropoulo’s account in the Company’s 401(k) plan.
(7)	Represents (i) $43,250 attributable to the costs to the Company for the non-business use of a Company car provided to Mr. Zafiropoulo, (ii) $28,423 attributable to the amount accrued by the Company for the 2012 fiscal year with respect to the lifetime retiree health care coverage to which Mr. Zafiropoulo is entitled following his termination of employment, and (iii) $7,500 attributable to the matching contribution made by the Company to Mr. Zafiropoulo’s account in the Company’s 401(k) plan.
(8)	Represents the notional gain for the 2014 fiscal year with respect to the compensation deferred by the named executive officer under the Executive Deferred Compensation Plan. For further information regarding the Executive Deferred Compensation Plan and Mr. Wright’s contributions, please see the section entitled “Nonqualified Deferred Compensation” below.
(9)	Represents the amount accrued by the Company for the 2014 fiscal year with respect to the lifetime retiree health care coverage to which Mr. Wright may become entitled following his termination of employment under certain defined circumstances. For further information regarding such health care coverage, please see the section entitled “Employment Contracts, Termination of Employment Agreements and Change in Control” below.
(10)	Represents the notional gain for the 2013 fiscal year with respect to the compensation deferred by the named executive officer under the Executive Deferred Compensation Plan.
(11)	Represents (i) $26,837 attributable to the amount accrued by the Company for the 2013 fiscal year with respect to the lifetime retiree health care coverage to which Mr. Wright may become entitled following his termination of employment under certain defined circumstances, and (ii) $7,650 attributable to the matching contribution made by the Company to Mr. Wright’s account in the Company’s 401(k) plan.
(12)	Represents the notional gain for the 2012 fiscal year with respect to the compensation deferred by the named executive officer under the Executive Deferred Compensation Plan.
(13)	Represents (i) $29,713 attributable to the amount accrued by the Company for the 2012 fiscal year with respect to the lifetime retiree health care coverage to which Mr. Wright may become entitled following his termination of employment under certain defined circumstances, and (ii) $7,500 attributable to the matching contribution made by the Company to Mr. Wright’s account in the Company’s 401(k) plan.

Grants of Plan-Based Awards

The following table provides certain summary information concerning each grant of an award made to a named executive officer in the 2014 fiscal year under a compensation plan.

Name	Grant Date	Potential Payouts Under Non-Equity Incentive Plan Awards (1)				All Other Stock Awards: Number of Shares of Stock or Units (#)(2)	All Other Option Awards: Number of Securities Underlying Options (#)(3)	Exercise or Base Price of Option Awards ($/Share)	Grant Date Fair Value of Equity Awards (4) ($)
(a)	(b)	Threshold ($)(c)	Target ($)(d)	Maximum ($)(e)		(f)	(g)	(h)	(i)
Arthur W. Zafiropoulo	3/19/2014	215,625	862,500		(1)
	2/3/2014					12,500			316,375
	2/3/2014						25,000	25.31	286,085
	4/28/2014					12,500			334,375
	4/28/2014						25,000	26.75	304,290
	7/21/2014					12,500			301,250
	7/21/2014						25,000	24.10	274,270
	10/27/2014					12,500			216,250
	10/27/2014						25,000	17.30	192,873

Bruce R. Wright	3/19/2014	87,500	350,000		(1)
	2/3/2014					6,250			158,188
	2/3/2014						18,750	25.31	214,564
	4/28/2014					6,250			167,187
	4/28/2014						18,750	26.75	228,217
	7/21/2014					6,250			150,625
	7/21/2014						18,750	25.10	205,703
	10/27/2014					6,250			108,125
	10/27/2014						18,750	17.30	144,654

(1)	Reflects the potential amounts payable under the Company’s 2014 Management Incentive Plan based on the Company’s attainment of revenue and operating income goals set at various levels for that year, namely, Minimum level (threshold), Tier I, Tier II and Tier III (target) levels. Fifty percent (50%) of the target bonus amount for each named executive officer was allocated to each of the two applicable performance goals, and the actual bonus payable with respect to each goal was accordingly tied to the level at which that goal was attained. If the Company’s operating income or revenue goal for the 2014 fiscal year exceeds the Tier III (target) level, then the bonus potential for that goal would be increased on an extrapolated basis in accordance with the same slope that applies to the interpolation between Tier II and Tier III level performance. For purposes of the table, the potential bonus indicated for each level assumes that both performance goals were attained at the same level. For further information concerning such potential bonus amounts, please see the description of the 2014 Management Incentive Plan that follows.
(2)	Reflects RSU awards made at four intervals during the 2014 fiscal year. The four award dates were February 3, 2014, April 28, 2014, July 21, 2014 and October 27, 2014. Each award will vest in a series of fifty successive equal monthly installments upon the named executive officer’s completion of each month of continued employment over the 50-month period measured from January 1, 2014, subject to full vesting acceleration in the event his employment terminates under certain circumstances or upon certain changes in control or ownership of the Company. The shares underlying the vested units will be issued at designated intervals over the 50-month vesting period or (if earlier) upon the occurrence of any of the vesting acceleration events.
(3)	Reflects stock option grants made at quarterly intervals during the 2014 fiscal year. The quarterly award dates were as follows: February 3, 2014, April 28, 2014, July 21, 2014 and October 27, 2014. Each quarterly option grant will vest in a series of fifty successive equal monthly installments upon the named executive officer’s completion of each month of continued employment over the 50-month period measured from January 1, 2014. However, each such option will vest in full and become exercisable for all the shares of the Company’s common stock subject to that option in the event the named executive officer’s employment terminates under certain circumstances or upon certain changes in control or ownership of the Company.

(4)	The dollar value reported with respect to the stock options reflects the grant-date fair value of each quarterly option grant determined in accordance with the provisions of ASC Topic 718 and does not take into account any estimated forfeitures related to service-vesting or performance-vesting conditions. For further information concerning such grant-date fair value, please see footnote 5 to the Company’s audited financial statements for the fiscal year ended December 31, 2014 included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 27, 2015. The dollar value reported with respect to the restricted stock unit awards reflects the grant-date fair value of each restricted stock unit award, calculated in accordance with ASC Topic 718. Such grant date fair value is accordingly based on the closing price of the Company’s common stock on the applicable award date and does not take into account any estimated forfeitures related to service-vesting or performance-vesting conditions.

2014 Management Incentive Plan. The performance objectives established under the 2014 Management Incentive Plan for the 2014 fiscal year were tied to separate revenue and operating income goals set at four specified levels. Fifty percent (50%) of the target bonus for each named executive officer was allocated to the revenue performance goal, and the remaining fifty percent (50%) was allocated to the operating income performance goal. For each specified level of performance goal attainment, a designated dollar amount was established as the potential bonus payable with respect to that goal. If the actual level of attainment for a particular performance goal were below the threshold level, then no bonus amount would have been payable with respect to that goal. If the actual level of goal attainment were between any two designated levels up to the Tier III target level, the potential bonus with respect to that goal would be interpolated on a straight line basis between those two levels. If the actual level of goal attainment were above the Tier III target level, then the bonus potential with respect to that goal would increase based on the same slope that existed between that Tier III target level and the immediately preceding level. Following the close of the 2014 fiscal year, the Compensation Committee reviewed the Company’s financial results for such year and determined that the Company’s adjusted operating income for the 2014 fiscal year did not meet the Minimum level established for that performance metric that the Company’s revenue for such fiscal year was approximately $150,540,000, thereby falling between the Minimum level and Tier I levels established for that particular goal. As a result, Messrs. Zafiropoulo and Wright each earned no bonus amount for the 2014 fiscal year equal for the portion of their target bonus allocated to the operating income objective and a bonus equal to approximately 27.6% of their target bonus allocated to the revenue objective. One half of the bonus amount was paid following the close of the 2014 fiscal year. The remaining portion has been deferred and is subject to an annual installment vesting schedule tied to the named executive officer’s continued service with the Company over an additional two-year period ending December 31, 2016. The deferred portion will be paid as it vests and will earn interest at a designated rate until paid. The deferred portions will immediately vest and become payable in the event the named executive officer’s employment terminates under certain defined circumstances during the deferral period. Accelerated payouts will also occur in the event of certain changes in control or ownership of the Company. For more information regarding the 2014 Management Incentive Plan, please see the section entitled “Incentive Compensation” in the Company’s Compensation Discussion and Analysis.

Outstanding Equity Awards at Fiscal Year-End

The following table provides certain summary information concerning outstanding equity awards held by the named executive officers as of December 31, 2014.

Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable		Option Exercise Price($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested(#)		Market Value of Shares or Units of Stock That Have Not Vested ($)(1)
Arthur W. Zafiropoulo						38,000	(2)	$705,280
						52,000	(3)	$1,017,120
						33,600	(4)	$690,816
						6,000	(5)	$129,360
	—	19,000	(6)	$17.30	10/26/2024
	6,000	—		$17.30	10/26/2024
	—	19,000	(6)	$24.10	7/20/2024
	6,000	—		$24.10	7/20/2024
	—	19,000	(6)	$26.75	4/27/2024
	6,000	—		$26.75	4/27/2024
	—	19,000	(6)	$25.31	2/2/2024
	6,000	—		$25.31	2/2/2024
	75,000	—		$9.66	2/3/2018
	65,000	—		$16.16	12/16/2015

Bruce R. Wright						19,000	(2)	$352,640
						26,000	(3)	$482,560
						11,200	(4)	$207,872
						2,000	(5)	$37,120
	—	14,250	(6)	$17.30	10/26/2024
	4,500	—		$17.30	10/26/2024
	—	14,250	(6)	$24.10	7/20/2024
	4,500	—		$24.10	7/20/2024
	—	14,250	(6)	$26.75	4/27/2024
	4,500	—		$26.75	4/27/2024
	—	14,250	(6)	$25.31	2/2/2024
	4,500	—		$25.31	2/2/2024
	—	7,466	(7)	$28.92	10/21/2022
	19,200	—		$28.92	10/21/2022
	—	7,466	(7)	$30.12	7/22/2022
	19,201	—		$30.12	7/22/2022
	—	7,466	(7)	$31.24	4/22/2022
	19,201	—		$31.24	4/22/2022
	—	1,000	(8)	$22.00	10/23/2021
	24,000	—		$22.00	10/23/2021
	—	1,000	(8)	$27.75	7/24/2021
	24,000	—		$27.75	7/24/2021
	—	1,000	(8)	$30.91	4/25/2021
	24,000	—		$30.91	4/25/2021
	—	1,000	(8)	$22.53	1/30/2021
	24,000	—		$22.53	1/30/2021
	1,000	—		$18.65	10/25/2020
	24,000	—		$18.65	10/25/2020
	1,000	—		$18.92	7/25/2020
	24,000	—		$18.92	7/25/2020
	3,398	—		$15.65	4/25/2020
	21,602	—		$15.65	4/25/2020
	16,284	—		$12.25	2/7/2020
	3,244	—		$12.25	2/7/2020
	4,800	—		$9.66	2/3/2018
	30,00	—		$16.16	12/15/2015

(1)	Based on the $18.56 closing price per share of the Company’s common stock on December 31, 2014.

(2)	Reflects the unvested portion of RSU awards covering an aggregate of 50,000 shares of the Company’s common stock that were made to Mr. Zafiropoulo in four equal installments during the 2014 fiscal year and the unvested portion of RSU awards covering an aggregate of 25,000 shares of the Company’s common stock that were made to Mr. Wright on a similar basis during the 2014 fiscal year. Each installment of the RSU award will vest in a series of 50 successive equal monthly installments upon the named executive officer’s completion of each month of continued employment over the 50-month period measured from January 1, 2014, subject to full vesting acceleration in the event his employment terminates under certain circumstances or upon certain changes in control or ownership of the Company. The shares underlying the vested units will be issued at designated intervals over the 50-month vesting period or (if earlier) upon the occurrence of any of the vesting acceleration events.
(3)	Reflects the unvested portion of RSU awards covering an aggregate of 100,000 shares of the Company’s common stock that were made to Mr. Zafiropoulo in two equal installments during the 2013 fiscal year and the unvested portion of RSU awards covering an aggregate of 50,000 shares of the Company’s common stock that were made to Mr. Wright on a similar basis during the 2013 fiscal year. Each installment of the RSU award will vest in a series of 50 successive equal monthly installments upon the named executive officer’s completion of each month of continued employment over the 50-month period measured from January 1, 2013, subject to full vesting acceleration in the event his employment terminates under certain circumstances or upon certain changes in control or ownership of the Company. The shares underlying the vested units will be issued at designated intervals over the 50-month vesting period or (if earlier) upon the occurrence of any of the vesting acceleration events.
(4)	Reflects the unvested portion of RSU awards covering an aggregate of 120,000 shares of the Company’s common stock that were made to Mr. Zafiropoulo in three equal quarterly installments during the 2012 fiscal year and the unvested portion of RSU awards covering an aggregate of 40,000 shares of the Company’s common stock that were made to Mr. Wright on a similar quarterly basis during the 2012 fiscal year. Each quarterly RSU award will vest in a series of 50 successive equal monthly installments upon the named executive officer’s completion of each month of continued employment over the 50-month period measured from January 1, 2012, subject to full vesting acceleration in the event his employment terminates under certain circumstances or upon certain changes in control or ownership of the Company. The shares underlying the vested units will be issued at designated intervals over the 50-month vesting period or (if earlier) upon the occurrence of any of the vesting acceleration events.
(5)	Reflects the unvested portion of RSU awards covering an aggregate of 150,000 shares of the Company’s common stock that were made to Mr. Zafiropoulo in four equal quarterly installments during the 2011 fiscal year and the unvested portion of RSU awards covering an aggregate of 50,000 shares of the Company’s common stock that were made to Mr. Wright on a similar quarterly basis during the 2011 fiscal year. Each quarterly RSU award will vest in a series of 50 successive equal monthly installments upon the named executive officer’s completion of each month of continued employment over the 50-month period measured from January 1, 2011, subject to full vesting acceleration in the event his employment terminates under certain circumstances or upon certain changes in control or ownership of the Company. The shares underlying the vested units will be issued at designated intervals over the 50-month vesting period or (if earlier) upon the occurrence of any of the vesting acceleration events.
(6)	Reflects the unvested portion of the stock option grants covering an aggregate of 100,000 shares of the Company’s common stock made to Mr. Zafiropoulo and 75,000 shares of the Company’s common stock made to Mr. Wright in four equal quarterly installments during the 2014 fiscal year. Each quarterly option grant will vest in a series of fifty successive equal monthly installments upon the named executive officer’s completion of each month of continued employment over the 50-month period measured from January 1, 2014. However, each such option will vest in full and become exercisable for all the shares of the Company’s common stock subject to that option in the event the named executive officer’s employment terminates under certain circumstances or upon certain changes in control or ownership of the Company.
(7)	Reflects the unvested portion of the stock option grants covering an aggregate of 80,000 shares of the Company’s common stock made to Mr. Wright in three equal quarterly installments during the 2012 fiscal year. Each quarterly option grant will vest and become exercisable for twenty-four percent (24%) of the covered shares of the Company’s common stock upon Mr. Wright’s continuation in the Company’s employ through December 31, 2012 and will vest and become exercisable for the balance of the shares in a series of thirty-eight (38) successive equal monthly installments upon Mr. Wright’s completion of each of the next thirty-eight (38) months of continued employment thereafter. However, each such option will vest in full and become exercisable for all the shares of the Company’s common stock subject to that option on an accelerated basis in the event the named executive officer’s employment terminates under certain circumstances or upon certain changes in control or ownership of the Company.
(8)	Reflects the unvested portion of the stock option grants covering an aggregate of 100,000 shares of the Company’s common stock made to Mr. Wright in four equal quarterly installments during the 2011 fiscal year. Each quarterly option grant will vest and become exercisable for twenty-four percent (24%) of the covered shares of the Company’s common stock upon Mr. Wright’s continuation in the Company’s employ through December 31, 2011 and will vest and become exercisable for the balance of the shares in a series of thirty-eight (38) successive equal monthly installments upon Mr. Wright’s completion of each of the next thirty-eight (38) months of continued employment thereafter. However, each such option will vest in full and become exercisable for all the shares of the Company’s common stock subject to that option on an accelerated basis in the event the named executive officer’s employment terminates under certain circumstances or upon certain changes in control or ownership of the Company.

Option Exercises and Stock Vested

The following table sets forth for each of the named executive officers, the number of shares of the Company’s common stock acquired and the value realized on each exercise of stock options during the year ended December 31, 2014, and the number and value of shares of the Company’s common stock subject to each restricted stock unit award that vested during the year ended December 31, 2014. No stock appreciation rights were exercised by the named executive officers during the 2014 fiscal year, and none of those officers held any stock appreciation rights as of December 31, 2014.

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)(1)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)(2)
Arthur W. Zafiropoulo	160,000	958,636	116,800	2,970,600
Bruce R. Wright	32,918	161,430	47,600	1,212,060

(1)	Value realized is determined by multiplying (i) the amount by which the market price of the common stock on the date of exercise exceeded the exercise price by (ii) the number of shares for which the options were exercised.
(2)	Value realized is determined by multiplying (i) the market price of the common stock on the applicable vesting date by (ii) the number of shares as to which each award vested on such date.

Nonqualified Deferred Compensation

Deferred Cash Compensation

The following table shows the deferred compensation activity for each named executive officer during the 2014 fiscal year. The column labeled “Executive Contributions in Last FY” indicates the amount of compensation voluntarily deferred by the named executive officer under the Company’s Executive Deferred Compensation Plan. The column entitled “Registrant Contributions in Last FY” reflects the portion of the bonus earned by each named executive officer under the 2014 MIP that was deferred pursuant to the terms of that plan.

Name	Executive Contributions in Last FY ($)	Registrant Contributions in Last FY ($)(1)	Aggregate Earnings in Last FY ($)		Aggregate Withdrawals/ Distributions ($)(5)	Aggregate Balance at Last FYE ($)(6)
Arthur W. Zafiropoulo	—	59,689	29,247	(2)	716,936	494,116
Bruce R. Wright	3,635	24,222	16,214	(2)(3)(4)	290,931	241,740

(1)	Represents the deferred portion of the named executive officer’s bonus under award under the 2014 Management Incentive Plan.
(2)	Represents the interest accrued for the 2014 fiscal year on the deferred portion of the named executive officer’s bonus awards under the 2011 and 2012 Management Incentive Plans. For Mr. Wright, such accrued interest was in the amount of $11,868.
(3)	Includes a notional gain in the amount of $4,346 for the 2014 fiscal year with respect to the compensation deferred by the named executive officer under the Executive Deferred Compensation Plan. The amount represents the net notional rate of return for the 2014 fiscal year based on the actual market earnings realized by the single investment fund selected by the named executive officer from the group of investment funds available to track notional investment returns on the account balances maintained under the Executive Deferred Compensation Plan. The investment fund so selected by the named executive officer for the 2014 fiscal year and the rate of return for such fund for such year was as follows: Vanguard Var Ins Fund Total Stock Market, with a rate of return of 1.96%.
(4)	$4,346 of the amount reported in the column entitled “Aggregate Earnings in Last FY” for Mr. Wright is also included in the “Change in Pension Value and Nonqualified Deferred Compensation Earnings” column of the Summary Compensation Table and is also included in the column entitled “Aggregate Balance of Last FYE” of this table.
(5)	Represents the vested amounts paid to Messrs. Zafiropoulo and Wright during the 2014 fiscal year pursuant to the deferred portion of the bonuses awarded them under the Management Incentive Plan for the 2011 and 2012 fiscal years.
(6)	Includes the following amounts reported for the named executive officer in the Summary Compensation Tables for the 2014 fiscal year and prior fiscal years: for Mr. Zafiropoulo, (i) $431,517 of the $1,215,541 Non-Equity Incentive Plan bonus amount reported for the 2012 fiscal year (including earnings), and (ii) $62,539 of the $119,378 Non-Equity Incentive Plan bonus amount reported for the 2014 fiscal year (including earnings); and for Mr. Wright (i) $175,108 of the $493,263 Non-Equity Incentive Plan bonus amount reported for the 2012 fiscal year (including earnings), (ii) $25,403 of the $48,443 Non-Equity Incentive Plan bonus amount reported for the 2014 fiscal year (including earnings), and (iii) $41,229 in deferred compensation under the Executive Deferred Compensation Plan.

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

Deferred Portion of the 2014 MIP Bonus. One-half of the bonus amount earned under the 2014 MIP was paid to the named executive officer following the close of the 2014 fiscal year. The remaining portion was deferred and subject to an annual installment vesting schedule tied to the named executive officer’s continued service with the Company over an additional two-year period that ends December 31, 2016. The deferred portions were paid as they vested and earned interest at a designated rate until paid.

Deferred Equity Compensation

The following table shows the deferred compensation activity for each named executive officer for the 2014 fiscal year attributable to the shares of the Company’s common stock that were vested as of December 31, 2014 under his outstanding RSU awards but that are subject to a deferred issuance date:

Name	Executive Contributions in Last FY ($)	Registrant Contributions in Last FY ($)	Aggregate Earnings in Last FY ($)(1)	Aggregate Withdrawals/ Distributions ($)(2)	Aggregate Balance at Last FYE ($)
Arthur W. Zafiropoulo	—	—	(417,360)	2,970,600	1,870,848	(3)
Bruce R. Wright	—	—	(168,720)	1,212,060	734,976	(4)

(1)	Represents, with respect to the shares of the Company’s common stock in which Mr. Zafiropoulo (112,800 shares) and Mr. Wright (45,600 shares) were vested on January 1, 2014 under their outstanding RSU awards with deferred issuance dates, the amount (if any) by which the fair market value of those shares on December 31, 2014 (or, if earlier, the date of their actual issuance in the 2014 fiscal year) exceeded their fair market value as of January 1, 2014. Since no dividends were paid on the Company’s outstanding common stock during the 2014 fiscal year, no amounts were credited to the named executive officer’s deferred share account pursuant to the dividend equivalent rights provided under his outstanding RSUs.
(2)	Represents, with respect to the previously-deferred shares of the Company’s common stock that were issued to the named executive officer during the 2014 fiscal year, the dollar amount determined by multiplying the number of shares so issued by the closing price per share on the issuance date.
(3)	Represents the fair market value on December 31, 2014 of the shares of the Company’s common stock in which Mr. Zafiropoulo was vested on that date under his outstanding RSU awards with deferred issuance dates beyond December 31, 2014. The amount reported was calculated by multiplying those vested deferred shares by the $18.56 per share closing price of the common stock on December 31, 2014. Mr. Zafiropoulo was credited with 100,800 vested deferred shares as of December 31, 2014.
(4)	Represents the fair market value on December 31, 2014 of the shares of the Company’s common stock in which Mr. Wright was vested on that date under his outstanding RSU awards but which are subject to deferred issuance dates beyond December 31, 2014. The amount reported was calculated by multiplying those vested deferred shares by the $18.56 per share closing price of the common stock on December 31, 2014. Mr. Wright was credited with 39,600 vested deferred shares as of December 31, 2014.

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

While a number of employees do participate in performance-based cash incentive plans, the Company believes that those plans are structured in a manner that encourages the participating employees to remain focused on both the short- and long-term operational and financial goals of the Company. For example, payments under the Management Incentive Plan in which the Company’s executive officers and other members of the management team participate (as discussed earlier in this section on Executive Compensation) are tied to both revenue and operating income metrics that are strategic to the Company’s long-term objectives of sustained revenue generation and continued expense management. In addition, the actual bonus amount is in all instances tied to a fraction or a multiple of the target bonus set for each participant and, for 2014, the maximum bonus potential was limited to five million dollars in accordance with the dollar limitation on the amount of performance-based awards payable in cash per participant per fiscal year that has been approved by the Company’s stockholders under the Company’s Amended and Restated 1993 Stock Option/Stock Issuance Plan. Finally, payments based on performance goal attainment under the Management Incentive Plan are subject to an additional service vesting schedule so that a participant must remain with the Company for at least three years from the start of the one-year performance measurement period in order to earn his or her full payment for that performance period, thereby further encouraging long-term focus.

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

Compensation of Directors

The following table sets forth certain information regarding the compensation of each non-employee director for service on the Board of Directors during the 2014 fiscal year.

Name	Fees Earned or Paid in Cash ($)(1)	Option Awards ($)(2)	Stock Awards ($)(3)(4)	All other Compensation	Total ($)
Joel F. Gemunder	48,000	—	172,425	—	220,425
Nicholas Konidaris	50,000	—	172,425	—	222,425
Rick Timmins	96,000	—	172,425	—	268,425
Dennis R. Raney	73,500	—	172,425	—	245,925
Henri Richard	77,500	—	172,425	—	249,925
Michael Child	69,500	—	172,425	—	241,925

(1)	Represents cash retainer fees for serving on our Board of Directors and Board committees and fees for attending meetings of the Board of Directors or Board committees. For further information concerning the cash retainer fees, see the section below entitled “Director Annual Meeting and Retainer Fees”.
(2)	As of December 31, 2014, the following non-employee directors held options to purchase the following number of shares of the Company’s common stock: Mr. Gemunder, 16,000 shares; Mr. Konidaris, no shares; Mr. Timmins, 16,000 shares; Mr. Raney, 8,000 shares; Mr. Richard, no shares; and Mr. Child, no shares.
(3)	Pursuant to the automatic grant program in effect under the Company’s 1993 Stock Option/Stock Issuance Plan, Messrs. Gemunder, Konidaris, Timmins, Raney, Richard, and Child each received an RSU award covering 7,500 shares of the Company’s common stock at the 2014 Annual Meeting. Each such RSU award had a grant-date fair value of $22.99 per unit. Such grant-date fair value was, in accordance with ASC Topic 718, based on the closing price per share of the Company’s common stock on the grant date and was not adjusted for estimated forfeitures related to service-vesting conditions. For further information concerning the grant of RSUs to non-employee directors under the automatic grant program of the Company’s 1993 Plan, see the section below entitled “1993 Stock Option/Stock Issuance Plan.”
(4)	As of December 31, 2014, the following non-employee directors held RSU awards covering the following number of shares of the Company’s common stock: Mr. Gemunder, 7,500 shares; Mr. Konidaris, 7,500 shares; Mr. Timmins, 7,500 shares; Mr. Raney, 7,500 shares; Mr. Richard, 7,500 shares, and Mr. Child, 7,500 shares.

Director Annual Retainer and Meeting Fees. For the fiscal year ended December 31, 2014, the cash compensation paid to the non-employee Board members was as follows: (i) an annual cash retainer fee of $30,000, (ii) an additional cash fee of $20,000 to the Board member serving as “lead director”, (iii) an additional cash fee of $20,000 to the Board member serving as Chair of the Audit Committee, (iv) an additional cash fee of $17,500 to each Board member serving as the Chair of any standing Board committee other than the Audit Committee, (v) a cash fee of $2,000 per Board meeting attended, (vi) a cash fee of $2,000 per standing Board committee meeting attended (except that no fee is paid for any Board committee meeting held on the same day as a Board meeting), and (vii) a cash fee of $1,000 per standing Board committee meeting held on the day before or after a Board meeting at the Company’s headquarters.

1993 Stock Option/Stock Issuance Plan. Pursuant to the amendment to the automatic grant program in effect under the 1993 Stock Option/Stock Issuance Plan that was approved by the stockholders at the 2011 Annual Meeting, each non-employee director will, upon his or her initial election or appointment to the Board of Directors, receive a one-time automatic RSU award covering 10,000 shares of the Company’s common stock, provided such individual has not previously been in the Company’s employ. On the date of each Annual Stockholders Meeting, beginning with the 2011 Annual Stockholders Meeting, each non-employee Board member who continues to serve on the Board of Directors, whether or not he or she has been in the prior employ of the Company, will automatically receive an RSU award covering 7,500 shares of the Company’s common stock. There is no limit on the number of such annual RSU awards any one individual may receive over his or her period of continued Board service, but no individual will receive a 7,500-share RSU award for a particular year under the automatic grant program if he or she has received his or her initial RSU award under the automatic grant program within the immediately preceding six (6) months.

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

Each of the following non-employee Board members received at the 2014 Annual Stockholders Meeting an automatic RSU award covering 7,500 shares of the Company’s common stock: Messrs. Raney, Richard, Gemunder, Konidaris, Timmins and Child.

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

Employment, Termination of Employment and Change in Control Agreements

The Company has existing employment agreements with Messrs. Zafiropoulo and Wright that provide for accelerated vesting and severance benefits under certain circumstances. Those agreements may be summarized as follows:

Mr. Zafiropoulo

The employment agreement with Mr. Zafiropoulo provides that he will serve as the Chief Executive Officer of the Company and that the Company will use its reasonable best efforts to have him elected as a member of the Board of Directors and as Chairman of the Board of Directors for so long as he remains so employed by the Company. Pursuant to the employment agreement, Mr. Zafiropoulo was paid at an annual base salary rate of $575,000 for each of the 2011, 2012 and 2014 fiscal years and was paid at an base salary rate of $575,000 for the first and last quarters of the 2013 fiscal year and $431,250 for the second and third quarters of the 2013 fiscal year and is entitled to a target bonus of up to sixty percent (60%) of base salary (which can be periodically increased by the Compensation Committee and which was set at one hundred fifty percent (150%) for the 2014 fiscal year). He may also receive stock options or restricted stock unit awards from time to time at the discretion of the Compensation Committee. Mr. Zafiropoulo is also entitled to reimbursement from the Company for the costs incurred to obtain lifetime retiree health care coverage (medical and dental) for himself and his spouse. To the extent such reimbursements become taxable to Mr. Zafiropoulo or his spouse, he or she will be entitled to a full tax gross-up from the Company to cover the taxes attributable to such reimbursements and any taxes that apply to the gross-up payment.

Mr. Zafiropoulo’s employment may be terminated by him or by the Company at any time, with or without cause. If the Company terminates his employment other than for cause, or in the event of his death, disability or resignation for good reason, Mr. Zafiropoulo (or his beneficiary) will be entitled to receive (i) the outstanding deferred balance of the bonuses earned for prior years, (ii) 12 months of continued base salary at the rate then in effect for him, (iii) accelerated vesting of twenty-five percent (25%) of his outstanding stock options and restricted stock units (or such greater acceleration as set forth in an award agreement which, based on the outstanding award agreements as of December 31, 2014, results in one hundred percent (100%) accelerated vesting), (iv) an extension of the time to exercise his outstanding vested stock options for a period of up to one year and 90 days measured from the termination date of his employment and (v) continued use of a Company car for 12 months with reimbursement from the Company of all related expenses.

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

Should Mr. Zafiropoulo incur an excise tax under Section 4999 of the Internal Revenue Code with respect to any payments he receives from the Company that constitute a parachute payment under applicable federal tax laws, then the Company will make a full tax gross-up payment to him to cover such excise tax and any income and employment taxes that apply to the gross-up payment.

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

Mr. Wright

The employment agreement with Mr. Wright provides that he will serve as the Senior Vice President, Finance, Chief Financial Officer, and Secretary of the Company. Pursuant to the employment agreement, Mr. Wright was paid a base salary of $350,000 for each of the 2011, 2012 and 2014 fiscal years and was paid at an base salary rate of $350,000 for the first and last quarters of the 2013 fiscal year and $280,000 for the second and third quarters of the 2013 fiscal year and is entitled to a target bonus of up to forty percent (40%) of base salary (which can be increased periodically by the Compensation Committee and which was set at one hundred percent (100%) for the 2014 fiscal year). In addition, he may also receive stock options or restricted stock unit awards from time to time at the discretion of the Compensation Committee.

Mr. Wright’s employment may be terminated by him or by the Company at any time, with or without cause. If the Company terminates his employment other than for cause, or in the event of his death, disability or resignation for good reason, Mr. Wright (or his beneficiary) will be entitled to receive (i) the outstanding deferred balance of the bonuses earned for prior years, (ii) 12 months of continued base salary at the rate then in effect for him, (iii) ) accelerated vesting of twenty-five percent (25%) of his outstanding stock options and restricted stock units (or such greater acceleration as set forth in an award agreement which, based on the outstanding award agreements as of December 31, 2014, results in one hundred percent (100%) accelerated vesting), (iv) an extension of the time to exercise his outstanding vested stock options for a period of up to one year and 90 days measured from the termination date of his employment, and (v) reimbursement from the Company for the costs incurred to obtain lifetime retiree health care coverage (medical and dental) for himself and his spouse, to the extent those costs exceed the amount charged an active employee of the Company for comparable health care coverage.

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

Quantification of Benefits

The charts below quantify the potential payments Messrs. Zafiropoulo and Wright would receive based upon the following assumptions:

(i) the executive’s employment terminated on December 31, 2014 under circumstances entitling him to severance benefits under his employment agreement or equity award agreements, (ii) as to any benefits tied to the executive’s rate of base salary, the rate of base salary is assumed to be the executive’s rate of base salary that was in effect for Messrs. Zafiropoulo and Wright on December 31, 2014 which is $575,000 and $350,000, respectively, and

(iii) with respect to benefits tied to a change in control, the change in control is assumed to have occurred on December 31, 2014 and the change in control consideration paid per share of the Company’s outstanding common stock is assumed to be equal to the closing selling price of such common stock on December 31, 2014, which was $18.56 per share.

Benefits Received Upon a Change in Control (No Termination of Employment)

The outstanding equity awards held by Messrs. Zafiropoulo and Wright will vest in full upon a change in control transaction, whether or not these awards are assumed or otherwise continued in effect.

Name	Accelerated Vesting of Equity Awards ($)(1)	Excise Tax Gross Up
Mr. Zafiropoulo	2,429,316	—
Mr. Wright	1,098,147	—

(1)	Represents the intrinsic value of the accelerated vesting of all of the named executive officer’s stock options and unvested RSU awards, based on the $18.56 closing price per share of the Company’s common stock on December 31, 2014.

Benefits Received Upon Qualifying Termination in Connection with a Change in Control

Executive	Salary Continuation ($)	Accelerated Vesting of Deferred Compensation ($)		Lifetime Retiree Medical Coverage Reimbursement (including Gross-up for Mr. Zafiropoulo) ($)		Accelerated Vesting Equity Awards / Extension of Stock Option Term		Continued Use of Corporate Automobile ($)	Excise Tax Gross-Up ($)
Mr. Zafiropoulo	1,150,000	122,288	(1)	1,221,086	(2)	2,902,556	(3)	152,400	—
Mr. Wright	700,000	49,624	(1)	1,033,804		1,875,835	(3)	—	—

(1)	Represents the payment of the deferred and unvested portion of the bonus awards made under the 2012 and 2014 Management Incentive Plans. No bonus awards were made under the 2013 Management Incentive Plan.
(2)	Includes a gross-up payment to Mr. Zafiropoulo to cover the taxes attributable to such coverage and any taxes that apply to such gross-up payment.
(3)	Represents (i) the intrinsic value of the accelerated vesting of all of the named executive officer’s unvested stock options and RSUs, based on the $18.56 closing price per share of the Company’s common stock on December 31, 2014, plus (ii) the value of the extension of the post-employment exercise period for all outstanding options held by the named executive officer on December 31, 2014 from 90 days to 455 days, estimated by using the Black-Scholes option pricing model, in accordance with the provisions of ASC Topic 718.

Benefits Received Upon Qualifying Termination Not in Connection with a Change in Control

Executive	Salary Continuation ($)	Accelerated Vesting of Deferred Compensation		Lifetime Retiree Medical Coverage Reimbursement (including tax gross-up) ($)		Accelerated Vesting of Stock Options and Other Equity Awards ($)		Continued Use of Corporate Automobile ($)
Mr. Zafiropoulo	575,000	122,288	(1)	1,221,086	(2)	2,902,556	(3)	76,200
Mr. Wright	350,000	49,624	(1)	1,033,804		1,875,835	(3)	—

(1)	Represents the payment of the deferred and unvested portion of the bonus awards made under the 2012 and 2014 Management Incentive Plans. No bonus awards were made under the 2013 Management Incentive Plan.
(2)	Includes a gross-up payment to Mr. Zafiropoulo to cover the taxes attributable to such coverage and any taxes that apply to such gross-up payment.
(3)	Represents (i) the intrinsic value of the accelerated vesting of 100% of Messrs. Zafiropoulo’s and Wright unvested stock options and 100% of the value of Mr. Zafiropoulo’s and 100% of the value of Mr. Wright’s unvested RSUs, based on the $18.56 closing price per share of the underlying common stock on December 31, 2014 plus (ii) the value of the extension of the post-employment exercise period for all outstanding options held by the named executive officer on December 31, 2014 from 90 days to 455 days, estimated by using the Black-Scholes option pricing model, in accordance with the provisions of ASC Topic 718.

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

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

Messrs. Gemunder, Richard, Timmins and Child served as members of the Compensation Committee during the fiscal year completed December 31, 2014. No member of the Compensation Committee is a former or current officer or employee of the Company or any of its subsidiaries. No executive officer of the Company serves as a member of the board of directors or compensation committee of any entity which has one or more of its executive officers serving as a member of the Board of Directors or Compensation Committee.

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

Equity Compensation Information for Plans or Individual Arrangements with Employees and Non-Employees

The following table provides information as of December 31, 2014 with respect to the shares of the Company’s common stock that may be issued under the Company’s existing equity compensation plans. There are no outstanding options assumed by the Company in connection with its acquisitions of other companies, and there are no assumed plans under which options can currently be granted.

	A	B	C
Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options, Restricted Stock Units and Other Rights (#)(3)	Weighted Average Exercise Price of Outstanding Options (4)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column A) (#) (5)
Equity Compensation Plans Approved by Stockholders (1)	4,415,805	$24.14	159,966
Equity Compensation Plans Not Approved by Stockholders (2)	13,860	$12.65	—

Total	4,429,665	$24.09	159,966

(1)	Consists solely of the 1993 Plan.
(2)	Consists solely of the Company’s 1998 Supplemental Stock Option/Stock Issuance Plan.
(3)	Includes 1,734,389 shares subject to RSUs that will entitle each holder to one share of common stock for each unit that vest over the holder’s period of continued service with the Company.
(4)	Calculated without taking into account the 1,734,389 shares of common stock subject to outstanding RSUs that will become issuable following the vesting of those units, without any cash consideration or other payment required for those shares.
(5)	As of December 31, 2014, 159,966 shares of common stock were available for issuance under the 1993 Plan. Such shares may be issued under the 1993 Plan upon the exercise of stock options or stock appreciation rights granted under such plan, or the shares may be issued under the stock issuance program in effect under such plan through direct stock bonuses or pursuant to restricted stock issuances or RSU awards which vest upon the attainment of prescribed performance milestones or the completion of designated service periods. The term of the 1998 Supplemental Stock Option/Stock Issuance Plan expired in 2008, and no further awards may be made under that plan.

The 1998 Supplemental Stock Option/Stock Issuance Plan

The 1998 Supplemental Stock Option/Stock Issuance Plan (the “Supplemental Plan”) was implemented by the Board of Directors in October 1998 as a non-stockholder approved plan under which option grants or direct stock issuances could be made to employees who at the time of the grant were neither executive officers nor Board members nor held the title of Vice President or General Manager. The Supplemental Plan expired in October 2008. The Board of Directors authorized 1,950,000 shares of the Company’s common stock for issuance under the Supplemental Plan. All option grants have an exercise price per share not less than the fair market value per share of the common stock on the grant date. Such options have a maximum term of ten years, subject to earlier termination within a specified period following the optionee’s cessation of service with the Company. Each granted option will vest in one or more installments over the optionee’s period of service with the Company. However, all outstanding options under the Supplemental Plan will vest on an accelerated basis in the event the Company is acquired and those options are not assumed, replaced or otherwise continued in effect by the acquiring entity. Restricted stock or restricted stock units awarded under the Supplemental Plan have similar vesting conditions. All options granted under the Supplemental Plan were non-statutory stock options under applicable federal tax laws. As of December 31, 2014, options covering 13,860 shares of common stock were outstanding under the Supplemental Plan, there were no other outstanding awards under the Supplemental Plan and no shares remained available for future awards.

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

OWNERSHIP OF SECURITIES

The following table sets forth certain information known to the Company with respect to the beneficial ownership of the Company’s common stock as of March 31, 2015 (unless otherwise stated in the footnotes) by (i) all persons known to the Company who are or who may be deemed beneficial owners of five percent (5%) or more of the Company’s common stock based solely on a review of Form 4, Schedule 13G and Schedule 13D filings with the Securities and Exchange Commission since January 1, 2013, (ii) each director of the Company, (iii) the named executive officers and (iv) all current directors and executive officers as a group. Unless otherwise indicated, the principal address of each of the stockholders below is c/o Ultratech, Inc., 3050 Zanker Road, San Jose, CA, 95134. Unless otherwise indicated, each of the security holders has sole voting and investment power with respect to the shares beneficially owned, subject to community property laws, where applicable. Except as otherwise indicated in the footnotes to the table or for shares of common stock held in brokerage accounts, which may from time to time, together with other securities held in those accounts, serve as collateral for margin loans made from such accounts, none of the shares reported as beneficially owned are currently pledged as securities for any outstanding loan or indebtedness.

Name and Address of Beneficial Owner (1)	Shares of Common Stock Beneficially Owned	Percentage of Shares Beneficially Owned (1)
Artisan Partners Limited Partnership (2)	2,735,870	9.70%
Artisan Partners Holdings LP
Artisan Partners Asset Management Inc. Artisan Investment Corporation
Artisan Investments GP LLC
ZFIC, Inc.
Andrew A. Ziegler
Carlene M. Ziegler
Artisan Partners Funds, Inc.
875 East Wisconsin Avenue, Suite 800
Milwaukee, WI 53202
BlackRock, Inc. (3)	2,793,620	10.20%
40 East 52nd Street
New York, NY 10022
Frontier Capital Management Co. LLC (4)	2,286,202	8.09%
99 Summer Street
Boston, MA 02110
Carlson Capital L.P. (5)	2,777,486	10.14%
Asgard Investment Corp. II
Asgard Investment Corp. II Mr. Clint D Carlson 2100 McKinney Avenue, Suite 1800 Dallas, TX 75201
FMR LLC (6)	2,137,230	7.56%
245 Summer Street
Boston, MA 02110
Neuberger Berman Group LLC (7)	1,446,732	5.12%
Neuberger Berman LLC
111 Huntington Avenue
Boston, MA 02199
The Vanguard Group, Inc. (8)	1,841,003	6.51%
100 Vanguard Blvd.
Malvern, PA 19355
Arthur W. Zafiropoulo (9)	1,037,835	3.62%
Bruce R. Wright (10)	424,050	1.52%
Michael Child (11)	17,014	*
Joel F. Gemunder (12)	59,500	*
Nicholas Konidaris	42,500	*
Dennis R. Raney (13)	40,000	*
Henri Richard	29,500	*
Rick Timmins (14)	66,000	*
All current directors and executive officers as a group (8 persons)	1,718,065	5.92%

*	Less than one percent (1%) of the outstanding common stock.

(1)	Percentage of ownership is based on 27,601,912 shares of common stock issued and outstanding on March 31, 2015. This percentage also takes into account the common stock to which such individual or entity has the right to acquire beneficial ownership within sixty (60) days after March 31, 2015, including, but not limited to, through the exercise of options or pursuant to outstanding RSUs; however, such common stock will not be deemed outstanding for the purpose of computing the percentage owned by any other individual or entity. Such calculation is required by Rule 13d-3(d)(1)(i) under the Securities Exchange Act of 1934, as amended.
(2)	Information regarding Artisan Partners Limited Partnership, Artisan Partners Holdings LP, Artisan Partners Asset Management Inc., Artisan Investment Corporation, Artisan Investments GP LLC, ZFIC, Inc., Andrew A. Ziegler, Carlene M. Ziegler and Artisan Partners Funds, Inc. is based on their Schedule 13G/A filed with the Securities and Exchange Commission on January 30, 2015. According to the Schedule 13G/A, Artisan Partners Limited Partnership has beneficial ownership over 2,735,870 shares, and the remaining investors have beneficial ownership over 4,212,170 shares, including the shares held by Artisan Partners Limited Partnership.
(3)	Information regarding BlackRock, Inc. is based on its Schedule 13G/A filed with the Securities and Exchange Commission on March 10, 2015.
(4)	Information regarding Frontier Capital Management Co. LLC is based on its Schedule 13G/A filed with the Securities and Exchange Commission on February 13, 2015.
(5)	Information regarding Carlson Capital L.P. is based on its Schedule 13G/A filed with the Securities and Exchange Commission on March 6, 2015.
(6)	Information regarding FMR LLC is based on its Schedule 13G/A filed with the Securities and Exchange Commission on February 12, 2015.
(7)	Information regarding the Neuberger Breman Group LLC is based on its Schedule 13G/A filed with the Securities and Exchange Commission on February 11, 2015.
(8)	Information regarding The Vanguard Group, Inc. is based on its Schedule 13G/A filed with the Securities and Exchange Commission on February 10, 2015.
(9)	Consists of (i) 386,543 shares held in the name of Arthur W. Zafiropoulo, trustee of the Separate Property Trust, dated July 20, 1998, for the benefit of Arthur W. Zafiropoulo, (ii) 88,000 shares held in the name of the Zafiropoulo Family Foundation, (iii) 387,292 shares held in the name of Arthur W. Zafiropoulo for the benefit of Arthur W. Zafiropoulo and Lisa Zafiropoulo Joint Account, (iv) 172,000 shares of the Company’s common stock subject to options which are currently exercisable or will become exercisable within 60 days after March 31, 2015 and (v) 4,000 shares of the Company’s common stock subject to RSUs which have been distributed or will become distributable within 60 days after March 31, 2015.
(10)	Consists of (i) 317,330 shares of the Company’s common stock subject to options and RSUs, which are currently exercisable or which will become exercisable within 60 days after March 31, 2015 and (ii) 2,000 shares of the Company’s common stock subject to RSUs which have been distributed or will become distributable within 60 days after March 31, 2015.
(11)	Consists of (i) 590 shares held in a retirement plan and (ii) 1,667 shares of the Company’s common stock subject to RSUs which have been distributed or will become distributable within 60 days after March 31, 2015.
(12)	Includes 16,000 shares of the Company’s common stock subject to options which are currently exercisable or which will become exercisable within 60 days after March 31, 2015.
(13)	Includes 8,000 shares of the Company’s common stock subject to options which are currently exercisable or which will become exercisable within 60 days after March 31, 2015.
(14)	Includes 16,000 shares of the Company’s common stock subject to options which are currently exercisable or which will become exercisable within 60 days after March 31, 2015.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The Company’s Amended and Restated Certificate of Incorporation and Bylaws provide for indemnification of all directors and officers. In addition, each director and executive officer of the Company has entered into a separate indemnification agreement with the Company.

Scott Zafiropoulo, the son of Arthur Zafiropoulo, the Company’s Chairman of the Board of Directors and Chief Executive Officer, is an employee of the Company. In fiscal year 2014, Mr. S. Zafiropoulo earned approximately $210,000 in salary and earned a bonus of $122,000. In addition, as part of the 2014 Management Incentive Plan, Mr. S. Zafiropoulo received restricted stock units covering 23,500 shares of the Company’s common stock with an aggregate grant-date fair value of $350,000. The restricted stock units will vest, and the underlying shares of common stock will be issued in a series of 50 successive equal monthly installments upon his completion of each month of service over the 50-month period measured from January 1, 2014.

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

Audit Fees

Audit fees billed to the Company by Ernst & Young LLP for professional services rendered for the audit of the Company’s 2014 annual financial statements, review of quarterly financial statements, audit services in connection with statutory filings, consents, review of documents filed with the SEC, Section 404 review of internal control over financial reporting, and accounting and financial reporting consultation totaled $1,854,000. Audit fees billed to the Company by Ernst & Young LLP for professional services rendered for the audit of the Company’s 2013 annual financial statements, review of quarterly financial statements, audit services in connection with statutory filings, consents, review of documents filed with the SEC, Section 404 review of internal control over financial reporting, and accounting and financial reporting consultation totaled $1,698,000.

Audit-Related Fees

There were no audit-related fees billed to the Company by Ernst & Young LLP during the Company’s 2014 and 2013 fiscal years.

Tax Fees

There were no tax fees billed to the Company by Ernst & Young LLP during the Company’s 2014 and 2013 fiscal years.

All Other Fees

Other than as set forth above, there were no other fees billed to the Company by Ernst & Young LLP during the Company’s 2014 and 2013 fiscal years.

All of the 2014 and 2013 audit fees, audit-related fees and tax fees, and all other fees, were pre-approved by the Audit Committee. The Audit Committee has delegated to Mr. Timmins the ability to approve, on behalf of the Audit Committee and in accordance with Section 10A under the Securities Exchange Act of 1934, services to be performed by the Company’s independent auditors.

The Audit Committee considered whether the provision of audit-related services, tax services, financial information systems design and implementation services and other non-audit services is compatible with the principal accountants’ independence.

PART IV

Item 15.	Exhibits, Financial Statement Schedules

(a)	The following documents are filed as part of this Report on Form 10-K/A

(3)	Exhibits

The exhibits listed in the Exhibit Index (following the signatures page of this report) are filed with, or incorporated by reference in, this report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunder duly authorized.

ULTRATECH, INC.

Date: April 24, 2015	By:	/s/ ARTHUR ZAFIROPOULO
Arthur Zafiropoulo
Chairman of the Board of Directors, Chief Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ ARTHUR ZAFIROPOULO	Chairman of the Board of Directors, Chief Executive Officer and President (Principal Executive Officer)	April 24, 2015
Arthur Zafiropoulo

/s/ BRUCE WRIGHT	Senior Vice President, Finance, Chief Financial Officer and Secretary (Principal Financial and Accounting Officer)	April 24, 2015
Bruce Wright

*	Director	April 24, 2015
Dennis R. Raney

*	Director	April 24, 2015
Rick Timmins

*	Director	April 24, 2015
Henri Richard

*	Director	April 24, 2015
Joel F. Gemunder

*	Director	April 24, 2015
Nicholas Konidaris

*	Director	April 24, 2015
Michael Child

*	Arthur Zafiropoulo, by signing his name hereto, does sign this document on behalf of the above noted individuals, pursuant to powers of attorney duly executed by such individuals, which have been filed with the original Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 28, 2014.

By:

/s/ ARTHUR ZAFIROPOULO	Chairman of the Board of Directors, Chief Executive Officer and President (Principal Executive Officer)	April 24, 2015
Arthur Zafiropoulo Attorney-in-Fact

EXHIBIT INDEX

Exhibit	Description

3.1(1)	Amended and Restated Certificate of Incorporation of the Registrant, filed October 6, 1993.

3.1.1(1)	Certificate of Amendment of the Amended and Restated Certificate of Incorporation of the Registrant, filed May 17, 1995.

3.1.2(1)	Certificate of Amendment of the Amended and Restated Certificate of Incorporation of the Registrant, filed June 17, 1998.

3.1.3(1)	Certificate of Amendment of the Amended and Restated Certificate of Incorporation of the Registrant, filed June 20, 2003.

3.1.4(8)	Certificate of Amendment of the Amended and Restated Certificate of Incorporation of the Registrant, filed August 31, 2009.

3.2(2)	Amended and Restated Bylaws of Registrant.

4.1(3)	Specimen Common Stock Certificate of Registrant.

10.1(16)	1993 Stock Option/Stock Issuance Plan (amended and restated as of May 31, 2011).

10.2(3)	Form of Indemnification Agreement entered into between the Registrant and certain of its officers and directors.

10.3(4)	Form of Indemnification Agreement entered into between the Registrant and certain officers.

10.4(3)	Standard Industrial Lease—Single Tenant, Full Net between The Equitable Life Assurance Society of the United States, as Landlord, and Registrant, as Tenant, dated August 27, 1993.

10.4.1(4)	First Amendment to Lease between The Equitable Life Assurance Society of the United States, as Landlord, and Registrant, as Tenant, dated November 1999.

10.5(5)	Profit Sharing Plan.

10.6(6)	1998 Supplemental Stock Option/ Stock Issuance Plan (amended and restated effective January 29, 2008).

10.7(7)	Private Wealth Management Client Agreement with Morgan Stanley, dated December 16, 2004.

10.8(9)	Amended and Restated Employment Agreement between Registrant and Mr. Arthur Zafiropoulo, Chief Executive Officer, dated as of October 14, 2008

10.9(9)	Amended and Restated Employment Agreement between Registrant and Mr. Bruce Wright, Chief Financial Officer, dated as of October 14, 2008.

10.10(9)	Form of Restricted Stock Unit Issuance Agreement for Executive Officers with Employment Agreements.

10.11(17)	New Form of Restricted Stock Unit Issuance Agreement for Executive Officers with Employment Agreements.

10.12(9)	Amended and Restated Non-Qualified Supplemental Deferred Compensation Plan.

10.13(9)	Adoption Agreement Related to Amended and Restated Non-Qualified Supplemental Deferred Compensation Plan.

10.14(9)	Amendment No. 1 to Amended and Restated Non-Qualified Supplemental Deferred Compensation Plan.

10.15(9)	Special Form of Stock Option Agreement for Executive Officers with Employment Agreements.

10.16(9)	Special Form of Stock Option Agreement for Executive Officers without Employment Agreements.

10.17(9)	Regular Form of Stock Option Agreement.

10.18(10)	Description of 2012 Management Incentive Compensation Plan.

10.19(11)	New Form of Indemnification Agreement entered into between the Registrant and each of its officers and directors.

10.20(12)	Second Amendment to Lease (3050 Zanker), entered into on October 30, 2009, by and between LaSalle Montague, Inc. and the Registrant.

10.21(13)	Letter Amendment to Employment Agreement - Arthur W. Zafiropoulo.

10.22(13)	Letter Amendment to Employment Agreement - Bruce R. Wright.

10.23(14)	Singapore Lease Agreement dated February 17, 2010.

10.24(15)	Ultratech, Inc. Long-Term Incentive Compensation Plan as Amended and Restated January 24, 2011.

10.25(15)	Amendment No. 2 to Ultratech, Inc. Non-Qualified Supplemental Deferred Compensation Plan, as amended and restated and subsequently amended effective as of January 1, 2005.

10.27(18)	Form of Restricted Stock Unit Issuance Agreement for Chief Executive Officer Grants.

10.28(18)	Form of Restricted Stock Unit Issuance Agreement for Chief Financial Officer Grants.

10.29(19)	Patent Assignment Agreement, between the Registrant and International Business Machines Corporation, dated June 26, 2012.

10.30(20)	New Singapore Lease (1Kaki Bukit View, Singapore), among the Registrant, Ascendas, Inc., and Singapore SE, dated August 15, 2012.

10.31(21)	Description of 2013 Management Incentive Compensation Plan.

10.32(22)	Description of 2014 Management Incentive Compensation Plan.

21	Subsidiaries of Registrant.

23	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.

24	Power of Attorney (contained in Signature page hereto).

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Exhibit 32.1 is being furnished and shall not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section, nor shall such exhibit be deemed to be incorporated by reference in any registration statement or other document filed under the Securities Act of 1933, as amended, or the Securities Exchange Act, except as otherwise stated in such filing.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Incorporated by reference to our Quarterly Report on Form 10-Q for the quarter ended June 28, 2003 (Commission File No. 0-22248).
(2)	Incorporated by reference to our Current Report on Form 8-K filed on April 17, 2012 (Commission File No. 0-22248).
(3)	Incorporated by reference to our Registration Statement on Form S-1 declared effective with the Securities and Exchange Commission on September 28, 1993. (Commission File No. 33-66522).
(4)	Incorporated by reference to our Annual Report on Form 10-K for the year ended December 31, 2002 (Commission File No. 0-22248).
(5)	Incorporated by reference to our 1993 Annual Report on Form 10-K (Commission File No. 0-22248).
(6)	Incorporated by reference to our Current Report on Form 8-K filed on February 1, 2008 (Commission File No. 0-22248).
(7)	Incorporated by reference to our Annual Report on Form 10-K for the year ended December 31, 2004 (Commission File No. 0-22248).
(8)	Incorporated by reference to our Quarterly Report on Form 10-Q for the quarter ended October 3, 2009 (Commission File No. 0-22248).
(9)	Incorporated by reference to our Annual Report on Form 10-K for the year ended December 31, 2008 (Commission File No. 0-22248).
(10)	Incorporated herein by reference to our Current Report on Form 8-K filed on January 27, 2012 (Commission File No. 0-22248).
(11)	Incorporated by reference to our Current Report on Form 8-K filed on January 30, 2009 (Commission File No. 0-22248).
(12)	Incorporated by reference to our Current Report on Form 8-K filed on November 5, 2009 (Commission File No. 0-22248).
(13)	Incorporated by reference to our Current Report on Form 8-K filed on April 23, 2010 (Commission File No. 0-22248).
(14)	Incorporated by reference to our Quarterly Report on Form 10-Q for the quarter ended July 3, 2010 (Commission File No. 0-22248).
(15)	Incorporated herein by reference to our Current Report on Form 8-K filed on January 28, 2011 (Commission File No. 0-22248).
(16)	Incorporated herein by reference to our Current Report on Form 8-K filed on July 25, 2011 (Commission File No. 0-22248).
(17)	Incorporated herein by reference to our Annual Report on Form 10-K for the year ended December 31, 2010 (Commission File No. 0-22248).
(18)	Incorporated by reference to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2012 (Commission File No. 0-22248).
(19)	Incorporated by reference to our Current Report on Form 8-K filed on June 28, 2012 (Commission File No. 0-22248).
(20)	Incorporated by reference to our Current Report on Form 8-K filed on August 21, 2012 (Commission File No. 0-22248).
(21)	Incorporated by reference to our Current Report on Form 8-K filed on June 28, 2012 (Commission File No. 0-22248).
(22)	Incorporated by reference to our Current Report on Form 8-K filed on June 28, 2012 (Commission File No. 0-22248).
(b)	Exhibits. See list of exhibits under (a)(3) above.
(c)	Financial Statement Schedules. See list of schedules under (a)(2) above.