Form 10-Q
period 2015-04-04
ULTRATECH INC
filed 2015-05-01
CIK 909791

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
——————————————————
FORM 10-Q
——————————————————
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 4, 2015

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

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding as of April 4, 2015
common stock, $0.01 par value	27,601,912

ULTRATECH, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

ULTRATECH, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)	April 4, 2015	December 31, 2014*
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$75,127	$67,988
Short-term investments	196,912	201,742
Accounts receivable, net	42,065	44,217
Inventories, net	56,449	51,859
Prepaid expenses and other current assets	5,625	5,774
Total current assets	376,178	371,580
Property, plant, and equipment, net	20,434	20,926
Intangible assets, net	13,567	13,995
Other assets	9,587	11,017
Total assets	$419,766	$417,518
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Notes payable	$5,120	$5,120
Accounts payable	13,593	12,086
Deferred product and services income	8,232	8,638
Other current liabilities	11,794	11,302
Total current liabilities	38,739	37,146
Other liabilities	14,707	15,252
Stockholders’ equity	366,320	365,120
Total liabilities and stockholders’ equity	$419,766	$417,518
__________________
*     The balance sheet as of December 31, 2014 has been derived from the audited financial statements at that date.
See accompanying notes to unaudited condensed consolidated financial statements

ULTRATECH, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended
(In thousands, except per share amounts)	April 4, 2015	March 29, 2014
Net sales:
Products	$38,021	$27,566
Services	3,765	3,943
Licenses	100	100
Total net sales	41,886	31,609
Cost of sales:
Cost of products sold	19,605	15,448
Cost of services	3,249	3,169
Total cost of sales	22,854	18,617
Gross profit	19,032	12,992
Operating expenses:
Research, development, and engineering	8,424	8,214
Selling, general, and administrative	12,043	11,966
Operating loss	(1,435)	(7,188)
Interest expense	(31)	(2)
Interest and other income (expense), net	139	317
Loss before income tax	(1,327)	(6,873)
Provision for income taxes	360	98
Net loss	$(1,687)	$(6,971)
Net loss per share - basic	$(0.06)	$(0.25)
Number of shares used in per share computations - basic	27,733	28,144
Net loss per share - diluted	$(0.06)	$(0.25)
Number of shares used in per share computations - diluted	27,733	28,144
See accompanying notes to unaudited condensed consolidated financial statements

ULTRATECH, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited)

	Three Months Ended
(In thousands)	April 4, 2015	March 29, 2014
Net loss	$(1,687)	$(6,971)
Other comprehensive income (loss), net of tax:
Change in unrealized gain (loss) on investments	92	(13)
Change in minimum post retirement benefits obligation	52	2
Change in cash flow hedges	—	(60)
Other comprehensive income (loss)	144	(71)
Total comprehensive loss	$(1,543)	$(7,042)
See accompanying notes to unaudited condensed consolidated financial statements

ULTRATECH, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended
(In thousands)	April 4, 2015	March 29, 2014
Cash flows from operating activities:
Net loss	$(1,687)	$(6,971)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	1,626	1,533
Amortization of intangibles and other	641	658
Amortization of security discount (premium)	(87)	96
Stock-based compensation	4,391	3,962
Changes in operating assets and liabilities:
Accounts receivable	2,152	2,962
Inventories	(3,068)	(1,025)
Prepaid expenses and other current assets	149	(158)
Other assets	(227)	(442)
Accounts payable	1,507	(386)
Deferred product and services income	(406)	(266)
Other current liabilities	492	(3,276)
Other liabilities	(580)	17
Net cash provided by (used in) operating activities	4,903	(3,296)
Cash flows from investing activities:
Capital expenditures	(1,126)	(779)
Purchase of investments in securities	(40,088)	(62,111)
Proceeds from maturities of investments	45,098	54,303
Net cash provided by (used in) investing activities	3,884	(8,587)
Cash flows from financing activities:
Proceeds from notes payable	5,120	5,120
Repayment of notes payable	(5,120)	(5,120)
Proceeds from issuance of common stock for stock option exercises	87	346
Tax payment for issuance of common stock from release of restricted stock units	(1,735)	(2,624)
Net cash used in financing activities	(1,648)	(2,278)
Net increase (decrease) in cash and cash equivalents	7,139	(14,161)
Cash and cash equivalents at beginning of period	67,988	93,550
Cash and cash equivalents at end of period	$75,127	$79,389
Supplemental disclosures of cash flow information:
Other non-cash changes:
Systems transferred from (to) inventory to (from) equipment and other assets, net	$(1,524)	$240
See accompanying notes to unaudited condensed consolidated financial statements

Ultratech, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
April 4, 2015

(1) Description of Business

Ultratech, Inc. (referred to herein as “Ultratech,” the “Company”, “we”, “our” or “us”) develops, manufactures and markets photolithography, laser thermal processing and inspection equipment designed to reduce the cost of ownership for manufacturers of semiconductor devices, including advanced packaging processes and various nanotechnology components including thin film head magnetic recording devices (“thin film heads” or “TFHs”), optical networking devices, laser diodes and high-brightness light emitting diodes (“HBLEDs”) and atomic layer deposition (“ALD”) for customers located throughout North America, Europe, Singapore, Japan, Taiwan, Korea and the rest of Asia. Ultratech was incorporated in the state of Delaware in 1992.

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

In evaluating our business, we gave consideration to our Chief Executive Officer’s review of financial information and the organizational structure of our management. Based on this review, we concluded that, at the present time, resources are allocated and other financial decisions are made based on our consolidated financial information. Accordingly, we have determined that we operate in one business segment, which is the manufacture and distribution of capital equipment to manufacturers of semiconductor devices and nanotechnology components.

(2) Basis of Presentation

The accompanying condensed consolidated financial statements include our accounts and the accounts of our subsidiaries. All intercompany accounts and transactions have been eliminated.

Our interim financial statements have been prepared in accordance with generally accepted accounting principles in the United States ("U.S. GAAP") for interim financial information and the rules and regulations of the Securities and Exchange Commission ("SEC") for interim financial statements and accounting policies, consistent, in all material respects with those applied in preparing our audited consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014, filed with the SEC on February 27, 2015, as amended. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In our opinion, all adjustments, consisting of only normal recurring adjustments considered necessary for fair presentation, have been included.

Our first fiscal quarters covered by this report ended on April 4, 2015 and March 29, 2014. All references to the quarter or three month period refer to our first fiscal quarter. Our fiscal year ends on December 31.

Operating results for the three month period ended April 4, 2015 are not necessarily indicative of the results that may be expected for the year ending December 31, 2015, or any future periods.

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

IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

In May 2014, the Financial Accounting Standards Board (“FASB”) issued an accounting standard which completes the joint effort by the FASB and the International Accounting Standards Board to clarify the principles for recognizing revenue and improve financial reporting by creating common revenue recognition guidance for U.S. GAAP and International Financial Reporting Standards. The core principle of this update is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. Pending the FASB proposal of a one-year deferral of the effective date, this new standard would be effective for public companies for annual periods and interim periods within those annual periods beginning after December 15, 2016. Early adoption is not permitted. Companies may use either a full retrospective or a modified retrospective approach to adopt this guidance. We are currently evaluating the potential impact of adopting this guidance on our condensed consolidated financial statements.

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

For multiple element arrangements, the total consideration for an arrangement is allocated among the separate elements in the arrangement based on a selling price hierarchy. The selling price hierarchy for a deliverable is based on (i) vendor specific objective evidence (VSOE), if available; (ii) third party evidence of selling price if VSOE is not available; or (iii) an estimated selling price, if neither VSOE nor third party evidence is available. If we have not established VSOE and cannot obtain third party evidence of selling price, we determine our estimate of the relative selling price by considering our production costs and historical margins of similar products or services. We believe this best represents the price at which we would transact a sale if the product or service were sold on a stand-alone basis. We regularly review the method used to determine our relative selling price and update any estimates accordingly. We limit the amount of revenue recognized for delivered elements to the amount that is not contingent on the future delivery of products or services or other future performance obligations.

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

Costs related to deferred product revenues are capitalized (deferred) and recognized at the time of revenue recognition. Deferred product revenue and costs are netted on our balance sheet, under the caption “deferred product and services income.” The gross amount of deferred revenues and deferred costs at April 4, 2015 was $9.9 million and $1.7 million, respectively, as compared to $9.8 million and $1.2 million, respectively, at December 31, 2014.

Costs incurred for shipping and handling are included in cost of sales.

(3) Stock-Based Compensation

Stock-based compensation expense recognized under ASC Topic 718, Compensation – Stock Compensation (“ASC 718”), for employees and directors and the effect on our Condensed Consolidated Statements of Operations were as follows:

	Three Months Ended
(In thousands)	April 4, 2015	March 29, 2014
Cost of sales	$227	$190
Research, development, and engineering	860	639
Selling, general and administrative expenses	3,304	3,133
Total stock-based compensation expense	$4,391	$3,962

Stock-based compensation cost capitalized as part of inventory during each of the three month periods ended April 4, 2015 and March 29, 2014 was $0.2 million.

As required by ASC 718, we estimate expected forfeitures and recognize compensation costs only for those equity awards expected to vest. As of April 4, 2015, there was $46.2 million of total unrecognized compensation cost related to non-vested stock-based compensation arrangements granted under our 1993 Stock Option Plan/Stock Issuance Plan, as amended (the “1993 Plan”). The costs related to stock options and restricted stock units are expected to be recognized over a weighted average period of 3.6 years.

The 1993 Plan provides for the grant of stock-based awards to our eligible employees, consultants and advisers and non-employee directors. As of April 4, 2015, there were 0.2 million shares reserved for future awards under the 1993 Plan.

We used the following weighted-average assumptions to estimate the fair value of our stock options granted:

	Three Months Ended
	April 4, 2015	March 29, 2014
Expected life (in years)	5.9	5.9
Risk-free interest rate	1.6%	1.4%
Volatility	44%	47%
Dividend yield	—%	—%

Our stock options granted during the three month period ended April 4, 2015 and the corresponding period of 2014 were granted with vesting terms of 50 months.

(4) Common Stock Repurchase Program

Share Repurchase Program

On October 27, 2014, our Board of Directors authorized the repurchase of up to $100 million of the Company’s common stock. Any repurchases may be made through open market purchases, block trades, privately negotiated transactions and/or derivative transactions, subject to market conditions and management’s ongoing determination that it is the best use of available cash. We expect to use cash on hand to fund any repurchases. The repurchase authorization does not obligate us to acquire any common stock.

As of April 4, 2015, we have repurchased an aggregate of 1.0 million shares of common stock at an average cost per share of $19.27 under the stock repurchase plan. The total purchase price of $19.3 million was reflected as an increase to treasury stock resulting in a reduction to stockholder’s equity.

During the three month period ended April 4, 2015, we did not repurchase any common stock under the stock repurchase plan.

(5) Basic and Diluted Net Loss Per Share

The following table sets forth the computation of basic and diluted net loss per share:

	Three Months Ended
(In thousands, except per share amounts)	April 4, 2015	March 29, 2014
Numerator:
Net loss	$(1,687)	$(6,971)
Denominator:
Basic weighted-average shares outstanding	27,733	28,144
Effect of dilutive employee stock options and restricted stock units	—	—
Diluted weighted-average shares outstanding	27,733	28,144

Net loss per share - basic	$(0.06)	$(0.25)

Net loss per share - diluted	$(0.06)	$(0.25)

The dilutive effect of outstanding options and restricted stock units is reflected in diluted net income per share, but not diluted net loss per share, by application of the treasury stock method, which includes consideration of stock-based compensation required by U.S. GAAP. As we experienced a net loss for the three month periods ending April 4, 2015 and March 29, 2014, both basic and diluted net loss per share are the same.

For the three month period ended April 4, 2015, a total of 3.0 million shares of common stock subject to outstanding options and restricted stock units, were excluded from the computation of diluted net income (loss) per share as the resulting effect would have been anti-dilutive, as compared to 2.9 million shares of common stock subject to outstanding options and restricted stock units that were excluded from the computation of diluted net income (loss) per share for the corresponding period of 2014.

(6) Fair Value Measurements

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

We measure certain financial assets and liabilities at fair value on a recurring basis, including available-for-sale securities and foreign currency derivatives. The fair value of certain financial assets and liabilities was determined using the following inputs:

	Fair Value Measurements at April 4, 2015
(In thousands)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available-for-sale securities(1)
Commercial paper	$9,999	$—	$9,999	$—
Money market funds	23,464	23,464	—	—
U.S. treasury bills and notes	4,992	4,992	—	—
Securities and obligations of U.S. government agencies	189,919	—	189,919	—
	228,374	28,456	199,918	—
Foreign currency derivatives(2)	9	—	9	—
Foreign currency derivatives(3)	(68)	—	(68)	—
	$228,315	$28,456	$199,859	$—

	Fair Value Measurements at December 31, 2014
(In thousands)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available-for-sale securities(1)
Commercial paper	$9,998	$—	$9,998	$—
Money market funds	26,456	26,456	—	—
U.S. treasury bills and notes	3,919	3,919	—	—
Securities and obligations of U.S. government agencies	187,825	—	187,825	—
	228,198	30,375	197,823	—
Foreign currency derivatives(2)	61	—	61	—
Foreign currency derivatives(3)	(4)	—	(4)	—
	$228,255	$30,375	$197,880	$—
________________

(1)	Included in cash and cash equivalents and short-term investments on our condensed consolidated balance sheets. See “Investments” in Note 7 for further details.

(2)
Included in other current assets on our condensed consolidated balance sheets. Consisted of forward foreign exchange contracts for Japanese yen. See “Derivative Instruments and Hedging” in Note 8 for further details.

(3)
Included in other current liabilities on our condensed consolidated balance sheets. Consisted of forward foreign exchange contracts for Japanese yen. See “Derivative Instruments and Hedging” in Note 8 for further details.

(7) Investments

We classified all of our investments as "available for sale" as of April 4, 2015 and December 31, 2014. Accordingly, we state our investments at estimated fair value. Fair values are determined based on quoted market prices or pricing models using current market rates. We deem all investments to be available to meet current working capital requirements. The cost of securities sold was determined based on the specific identification method.

The following table summarizes our investments:

	April 4, 2015				December 31, 2014
	Amortized Cost	Accumulated Other Comprehensive Income		Estimated Fair Value	Amortized Cost	Accumulated Other Comprehensive Income		Estimated Fair Value
Available-for-sale securities (in thousands)		Gains	Losses			Gains	Losses
Commercial paper	$9,999	$—	$—	$9,999	$9,998	$—	$—	$9,998
Money market funds	23,464	—	—	23,464	26,456	—	—	26,456
U.S. treasury bills and notes	4,991	1	—	4,992	3,918	1	—	3,919
Securities and obligations of U.S. government agencies	189,949	40	70	189,919	187,947	4	126	187,825
Total	$228,403	$41	$70	$228,374	$228,319	$5	$126	$228,198

The following table identifies the balance sheet classifications of our investments:

(In thousands)	April 4, 2015	December 31, 2014
Cash equivalents	$31,462	$26,456
Short-term investments	196,912	201,742
Investments, at estimated fair value	$228,374	$228,198

The gross amortized cost and estimated fair value of our investments at April 4, 2015 and December 31, 2014, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because the issuers of the securities may have the right to prepay obligations without prepayment penalties.

	April 4, 2015		December 31, 2014
(In thousands)	Gross Amortized Cost	Fair Value	Gross Amortized Cost	Fair Value
Due in one year or less	$188,237	$188,207	$183,317	$183,234
Due after one year through five years	40,166	40,167	45,002	44,964
Total	$228,403	$228,374	$228,319	$228,198

The following table provides the breakdown of the cash equivalents and investments with unrealized losses at April 4, 2015:

	In Loss Position for Less Than 12 Months		Total
(In thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Securities and obligations of U.S. government agencies	$38,020	$70	$38,020	$70
Total	$38,020	$70	$38,020	$70

The following table provides the breakdown of the cash equivalents and investments with unrealized losses at December 31, 2014:

	In Loss Position for Less Than 12 Months		Total
(In thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Securities and obligations of U.S. government agencies	$152,784	$126	$152,784	$126
Total	$152,784	$126	$152,784	$126

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

We have not recorded any OTTI of our investments for the three month period ended April 4, 2015 or for the corresponding period of 2014.

(8) Derivative Instruments and Hedging

The majority of our revenue, expense and capital purchasing activities are transacted in U.S. dollars. However, we also enter into sales contracts in other currencies, primarily Japanese yen, as we have direct sales operations in Japan and related orders are often denominated in Japanese yen. This subjects us to a higher degree of risk from currency exchange rate fluctuations.

Our policy is to minimize foreign currency denominated transaction and re-measurement exposure with derivative instruments, mainly forward contracts. We enter into foreign currency forward contracts that generally have maturities of nine months or less. The gains and losses on these derivatives are intended to mitigate the translation gains and losses recognized in earnings. We do not enter into foreign exchange forward contracts for speculative purposes.

Under ASC Topic 815, Derivatives and Hedging (“ASC 815”), all derivatives are recorded on the balance sheet at fair value. The gains and losses resulting from changes in fair value are accounted for depending on the use of the derivative and whether it is designated and qualifies for hedge accounting.

The fair value of derivative instruments recorded in our Condensed Consolidated Balance Sheets is as follows:

		Fair Value as of
(In thousands)	Balance Sheets Location	April 4, 2015	December 31, 2014
Foreign exchange contracts	Other current assets	$9	$61
	Other current liabilities	(68)	(4)
Total derivatives		$(59)	$57

Our derivative financial instruments are subject to both credit and market risk. Credit risk is the risk of loss due to failure of a counterparty to perform its obligations in accordance with contractual terms. Market risk is the potential change in an investment’s value caused by fluctuations in interest and currency exchange rates, credit spreads or other variables. We monitor the credit-worthiness of the financial institutions that are counterparties to our derivative financial instruments and do not consider the risks of counterparty nonperformance to be material. Credit and market risks, as a result of an offset by the underlying assets being hedged, related to derivative instruments were not considered material at April 4, 2015 and December 31, 2014.

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

There were no outstanding cash flow hedges at April 4, 2015 and December 31, 2014.

Balance Sheet Derivatives

We manage the foreign currency risk associated with Japanese yen denominated assets and liabilities using foreign exchange forward contracts. The change in fair value of these derivatives is recognized as a component of interest and other income (expense), net and is intended to offset the remeasurement gains and losses associated with the non-functional currency denominated assets and liabilities. At April 4, 2015, we had one currency buy-forward contract for the purchase of 32.8 million Japanese yen, or approximately $0.3 million and one currency sell-forward contract for the sale of 255.0 million Japanese yen, or approximately $2.1 million.

The following sets forth the effect of the foreign exchange contracts derivative instruments on our Condensed Consolidated Statements of Operations:

(In thousands)	Three Months Ended
Location of Gain/(Loss) Recognized on Derivatives in Statements of Operations	April 4, 2015	March 29, 2014
Interest and other income (expense), net	$(9)	$(4)

(9) Inventories, net

Inventories consisted of the following:

(In thousands)	April 4, 2015	December 31, 2014
Raw materials	$19,335	$17,848
Work-in-process	13,825	12,377
Finished products	23,289	21,634
Balance, end of the period	$56,449	$51,859

(10) Notes Payable

We have a line of credit agreement with a brokerage firm. Under the terms of this agreement, we may borrow funds at a cost equal to the current Federal funds open rate plus 125 basis points (approximately 1.4% as of April 4, 2015). Funds are advanced to us under this facility based on pre-determined advance rates on the cash and securities held by us in this brokerage account. Under this facility, we may borrow up to 75% of our total cash, cash equivalents and investments balance in this brokerage account with no restriction in the use of those assets. This agreement has no set expiration date and there are no loan covenants, other than the aforementioned collateral requirement. At April 4, 2015 and December 31, 2014, a total of $5.1 million was outstanding under this facility, with a related collateral requirement of approximately $6.8 million of our cash, cash equivalents and investments.

(11) Current Liabilities

Deferred Services Income

A portion of our revenue is generated from service contracts. Payments from certain of these service contracts are collected in advance. As such, revenues from these service contracts are deferred and recognized ratably over the contract period for time-based service contracts, or as service hours are delivered for contracts based on a purchased quantity of hours.

Changes in our deferred service revenue were as follows:

	Three Months Ended
(In thousands)	April 4, 2015	March 29, 2014
Balance, beginning of the period	$5,233	$5,499
Additions	1,346	573
Revenue recognized	(1,330)	(1,294)
Balance, end of the period	$5,249	$4,778
Balance sheets classification
Deferred service income-short term	$4,730	$3,753
Deferred service income-long term	519	1,025
Balance, end of the period	$5,249	$4,778

Other current liabilities

Other current liabilities consisted of the following:

(In thousands)	April 4, 2015	December 31, 2014
Salaries and benefits	$6,055	$6,619
Warranty accrual	1,737	1,501
Advanced billings	661	202
Capital lease, current portion	808	796
Other	2,533	2,184
Balance, end of the period	$11,794	$11,302

Warranty Accrual

We generally warrant our new and refurbished products for material and labor to repair the product for periods of twelve months and three months, respectively, from the date of system acceptance. Accordingly, an accrual for the estimated cost of the warranty is recorded at the time the product is shipped. Extended warranty terms, if granted, result in deferral of revenue equating to our standard pricing for similar service contracts. Recognition of the related warranty cost is deferred until product revenue is recognized. Factors that affect our warranty liability include the number of installed units, historical and anticipated rates of warranty claims and cost per claim. We periodically assess the adequacy of our recorded warranty liabilities and adjust the amounts as necessary. We believe our warranty accrual as of April 4, 2015 is sufficient to satisfy our outstanding obligations as of that date.

Changes in our warranty accrual were as follows:

	Three Months Ended
(In thousands)	April 4, 2015	March 29, 2014
Balance, beginning of the period	$1,501	$1,142
Liabilities accrued for warranties issued	615	282
Warranty claims paid and utilized	(629)	(478)
Changes in accrued warranty liabilities	250	109
Balance, end of the period	$1,737	$1,055

Advanced Billings

On occasion, we require, or our customers pay, a deposit in advance of order shipment. These amounts are classified as advanced billings until the related order ships. At April 4, 2015 and December 31, 2014, we had advanced billings of $0.7 million and $0.2 million, respectively, from multiple customers.

(12) Other Liabilities

Other liabilities consisted of the following:

(In thousands)	April 4, 2015	December 31, 2014
Deferred compensation	$5,141	$4,919
Long-term income taxes payable	2,526	2,526
Asset retirement obligation	2,418	2,397
Post-retirement medical obligation	2,277	2,255
Long-term capital lease	1,133	1,406
Deferred service income-long term	519	1,051
Deferred income tax liabilities - long term	224	224
Other	469	474
Balance, end of the period	$14,707	$15,252

(13) Accumulated Other Comprehensive Income (Loss)

Accumulated other comprehensive income (loss), net of tax, is comprised of the following items:

(In thousands)	Investments	Post Retirement Obligations	Total
Balance as of December 31, 2014	$(121)	$(1,138)	$(1,259)
Other comprehensive income before reclassifications	92	—	92
Amounts reclassified from accumulated OCI	—	52	52
Net other comprehensive income	$92	$52	$144
Balance as of April 4, 2015	$(29)	$(1,086)	$(1,115)

Amounts reclassified from accumulated OCI for the three month period ended April 4, 2015 are as follows:

(In thousands)
Post Retirement Obligations	Amount	Statement of Operations Presentation
Service cost	$(52)	Selling, general, and administrative
Total reclassifications for the period	$(52)	Net of tax

(14) Employee Benefit Plans

Employee bonus plans

We currently sponsor an executive incentive bonus plan that pays cash awards to employees based on the achievement of predetermined targets. We recorded a charge of $0.6 million under this bonus plan for each of the three month periods ended April 4, 2015 and March 29, 2014.

Employee savings and retirement plans

We sponsor a 401(k) employee salary deferral plan that allows voluntary contributions by all full-time employees up to the Internal Revenue Service limits of their pretax earnings. We may also make matching contributions to this plan at our discretion. Employees are eligible for the matching plan if they contribute at least 2% of their compensation. Our contributions, when made, are limited to a maximum of 3% of the employee’s compensation if the Company exceeds certain income levels. We made no contributions to this plan during the three month periods ended April 4, 2015 and March 29, 2014.

We also sponsor an executive non-qualified deferred compensation plan (the "Plan") that allows qualifying executives to defer current cash compensation. As of April 4, 2015, Plan assets of $4.3 million, representing the cash surrender value of life insurance policies held by us and liabilities of $5.1 million were included in our Consolidated Balance Sheets under the captions “Other assets” and “Other liabilities,” respectively. The related Plan expenses for each of the three month periods ended April 4, 2015 and March 29, 2014 were insignificant.

Post-retirement benefits

We have committed to providing and fully paying for lifetime postretirement medical and dental benefits to our Chief Executive Officer, our Chief Financial Officer and their respective spouses, commencing after retirement. We recorded net periodic benefit costs of an insignificant amount for each of the three month periods ended April 4, 2015 and March 29, 2014.

(15) Income Taxes

For the three month periods ended April 4, 2015 and March 29, 2014, we recorded an income tax provision of $0.4 million, and $0.1 million, respectively. The income tax provision recognized for the three month periods ended April 4, 2015 and March 29, 2014 resulted primarily from foreign income taxes.
In accordance with ASC Topic 740, Income Taxes ("ASC 740"), we had unrecognized tax benefits of $8.1 million as of December 31, 2014. We continue to recognize interest and penalties as a component of the income tax provision. If we are able to eventually recognize these uncertain tax positions, $8.1 million of our unrecognized benefit would reduce the effective tax rate. Over the next twelve months, we expect an insignificant decline in liabilities associated with our uncertain tax positions as a result of expiring statutes of limitations.
We currently have a full valuation allowance against our U.S. net deferred tax asset. We continue to monitor the relative weight of positive and negative evidence of future profitability in relevant jurisdictions. As of April 4, 2015, we have determined that the following negative evidence outweighs the positive evidence such that it is not more likely than not that we will generate sufficient taxable income in the relevant jurisdictions to utilize our deferred tax assets and release the associated valuation allowance:

•	Net loss for the year ending December 31, 2014 and the three month period ending April 4, 2015,

•	Movement of certain product manufacturing to Singapore, resulting in reduced U.S. taxable income,

•	Inherent earnings volatility of our industry resulting in our inability to forecast long term earnings, and

•	Usage limitations resulting in a longer period being required to realize our deferred tax assets.

It is possible that sometime in the next 12 months the positive evidence will be sufficient to release a material amount of our valuation allowance; however there is no assurance that this will occur.
As a result of our analysis, we concluded that it is more likely than not that, as of April 4, 2015, our net deferred tax assets will not be realized, with the exception of those in Japan and Taiwan. Therefore, we continue to provide a full valuation allowance against net deferred tax assets outside of Japan and Taiwan. We closely monitor available evidence, and as noted above, may release some or all of the valuation allowance in future periods.
We are subject to federal and state tax examinations for years 1999 forward and 1997 forward, respectively, by virtue of the tax attributes carrying forward from those years. We are also subject to audits in the foreign jurisdictions in which we operate for years 2003 and forward. There are no material income tax audits currently in progress as of April 4, 2015.

(16) Intangible Assets, net

As of April 4, 2015, the gross carrying amount of our intangible assets was $18.1 million and accumulated amortization was $4.5 million. The weighted average life of all our intangible assets was 9.5 years as of April 4, 2015. During each of the three month periods ending April 4, 2015 and March 29, 2014, our amortization expense for our intangible assets was $0.4 million.

(17) Commitments and Contingencies

Commitments

In March 2010, we entered into a building lease agreement in preparation for the expansion of our manufacturing operations in Singapore. The initial term of the lease was three years, and the lease was accounted for as an operating lease. On August 15, 2012, we renegotiated this lease and entered into a new lease that will expire in June 2018. As of April 4, 2015, the minimum future lease payments to be made under this arrangement are $1.7 million.
In October 2013, we entered into a twenty-four month operating lease for equipment that will expire on December 14, 2015. As of April 4, 2015, the minimum future lease payments to be made under this agreement are $0.3 million.
In August 2014, we entered into a thirty-six month lease agreement for equipment valued at $2.5 million. At the end of the lease term, we have an option to purchase the leased equipment for a bargain purchase price. Accordingly, this lease is classified as a capital lease. The amortization of these leased assets is included with depreciation expense. As of April 4, 2015, the total amortization of the leased equipment is $0.3 million.

The table below summarizes our capital and operating lease commitments as of April 4, 2015:

(In thousands)	Capital Leases	Operating Leases
For the years:
Remainder of 2015	$654	$2,460
2016	873	1,188
2017	582	964
2018	—	318
Thereafter	—	—
Total minimum lease payments	$2,109	$4,930

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

OVERVIEW

We develop, manufacture and market photolithography, laser thermal processing and inspection equipment for manufacturers of semiconductor devices, including advanced packaging processes and various nanotechnology components such as thin film head magnetic recording devices, laser diodes, high-brightness light emitting diodes (“HBLEDS”) and atomic layer deposition (“ALD”) for customers located throughout North America, Europe, Singapore, Japan, Taiwan, Korea and the rest of Asia. We supply step-and-repeat photolithography systems based on one-to-one imaging technology. Within the semiconductor industry, we target the market for advanced packaging applications. Our laser thermal processing equipment is targeted at advanced annealing applications within the semiconductor industry. Within the nanotechnology industry, our target markets include thin film head magnetic recording devices, ink jet print heads, HBLEDs and atomic layer deposition for the nanotechnology portion of our defined served market.

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

Our backlog at the beginning of a period typically does not include all of the sales needed to achieve our sales objectives for that period. In addition, orders in backlog are subject to cancellation, shipment or system acceptance delays, and deferral or rescheduling by a customer with limited or no penalties. At April 4, 2015, system orders represented approximately 80% of our backlog. Consequently, our net sales and operating results for a period have been and will continue to be dependent upon our obtaining orders for systems to be shipped and accepted in the same period in which the order is received. Our business and financial results for a particular period could be materially adversely affected if an anticipated order for even one system is not received in time to permit shipment and system acceptance during that period. Furthermore, a substantial portion of our shipments has historically occurred near the end of each quarter. Delays in installation and system acceptance due, for example, to our inability to successfully demonstrate the agreed-upon specifications or criteria at the customer’s facility, or to the failure of the customer to permit installation of the system in the agreed upon time, may cause net sales in a particular period to fall significantly below our expectations, which may materially adversely affect our operating results for that period. This risk is especially applicable in connection with the introduction and initial sales of a new product line or as a result of industry trends impacting our foundry customers, including a shift toward semiconductors utilizing new technology transistor architecture. Additionally, the failure to receive anticipated orders or delays in shipments due, for example, to rescheduling, delays, deferrals or cancellations by customers, additional customer configuration requirements, or to unexpected manufacturing difficulties or delays in deliveries by suppliers due to their long production lead times or otherwise, have caused and may continue to cause net sales in a particular period to fall significantly below our expectations and for our operating results to vary from period to period, materially adversely affecting our operating results for that period. In particular, the long manufacturing and acceptance cycles of our advanced packaging family of wafer steppers, laser thermal processing and inspection systems and the long lead time for lenses and other materials, could cause shipments and acceptances of such products to be delayed from one quarter to the next, which could materially adversely affect our financial condition and results of operations for a particular quarter.

Additionally, the need for continued expenditures for research and development, capital equipment, ongoing training and worldwide customer service and support, among other factors, will make it difficult for us to reduce our operating expenses in a particular period if we fail to achieve our net sales goals for the period.

Sales Summary

	Three Months Ended
	April 4, 2015	March 29, 2014
International sales	69%	63%
Domestic sales	31%	37%
Total sales	100%	100%

Semiconductor systems sales	72%	80%
Nanotechnology systems sales	28%	20%
Total systems sales	100%	100%

Net Sales

First Quarter

	Three Months Ended
(In thousands, except percentages)	April 4, 2015	March 29, 2014	Amount of Change	Percentage Change
Sales of:
Products	$38,021	$27,566	$10,455	38%
Services	3,765	3,943	(178)	(5)%
Licenses	100	100	—	—%
Total net sales	$41,886	$31,609	$10,277	33%

Net sales consist of revenues from products (system, system upgrades, and spare parts sales), services, and licensing of technologies. Product sales increased 38% to $38.0 million for the three month period ended April 4, 2015, as compared to $27.6 million for the corresponding period of 2014. The $10.5 million increase was due to a $9.2 million increase in system sales and a $1.0 million increase in parts sales, and a $0.3 million increase in system upgrade sales.

On a product market application basis, systems sales and system upgrades to the semiconductor market increased $4.9 million to $23.2 million for the three month period ended April 4, 2015, as compared to $18.3 million for the corresponding period of 2014. The increase was primarily due to a greater number of system units sold. Semiconductor industry sales consist of sales to the advanced packaging market, the laser processing applications market, semiconductor and semiconductor inspection market.

Nanotechnology market system sales were $9.0 million for the three month period ended April 4, 2015, as compared to $4.4 million for the corresponding period of 2014. The increase in sales to the nanotechnology market of $4.6 million was primarily due to an increase in HBLED system sales, partially offset by a decrease in ALD system sales. System sales to the nanotechnology market are highly dependent on customer capacity demand in the industries we serve, including HBLEDs, ALD, thin film heads, automotive MEMS, LED/laser diodes, and ink jet print heads, and therefore, we expect to experience significant variations in sales to this market from period to period.

Services sales for the three month period ended April 4, 2015 decreased by $0.1 million to $3.8 million, as compared to $3.9 million for the corresponding period of 2014, resulting from a decrease in the number of service contracts sold.

License sales were $0.1 million for the three month period ended April 4, 2015, as compared to $0.1 million for the corresponding period of 2014. License revenue results from tool resales by our existing customers to third parties and from royalty arrangements. Pursuant to our license arrangements, such transactions are subject to a license fee based on units sold. Future revenues from licensing activities, if any, will be contingent upon existing and future licensing arrangements. We may not be successful in generating licensing revenues in the future and do not anticipate the recognition of significant levels of licensing income during the remainder of 2015.

For the three month period ended April 4, 2015, international sales increased $9.0 million to $29.0 million or 69% of total net sales, as compared to $20.0 million, or 63% of total net sales for the corresponding period of 2014. For the three month period ended April 4, 2015 as compared to the corresponding 2014 period, (i) sales to Japan increased by $5.0 million, (ii) sales to the rest of Asia (other than Taiwan, Japan and Korea) increased by $4.7 million, and (iii) sales to Europe increased by $2.7 million. These increases in sales were partially offset by a decrease in sales to Korea of $2.5 million and Taiwan of $0.9 million.

Our international revenue generally is not subject to significant exchange rate fluctuations, principally because sales contracts for our systems are generally denominated in U.S. dollars. In Japan, however, orders are sometimes denominated in Japanese yen. Yen denominated contracts subject us to the risk of currency fluctuations. We attempt to mitigate this risk by entering into foreign currency forward exchange contracts for the period between when an order is received and when it is recorded as revenue. After recording revenue, we use various mechanisms, such as natural hedges, to offset substantial portions of the gains or losses associated with our Japanese yen denominated receivables due to exchange rate fluctuations. We had approximately 305.1 million Japanese yen denominated receivables at April 4, 2015. International sales expose us to a number of additional risks, including fluctuations in the value of local currencies relative to the U.S. dollar, which impact the relative cost of ownership of our products and, thus, the customer’s willingness to purchase our product. (See Part II, Item 1A, “Risk Factors” herein).

Gross Profit

First Quarter

On a comparative basis, gross margins increased to 45% for the three month period ended April 4, 2015, compared to 41% for the corresponding period of 2014. Gross margins for the three month period ended April 4, 2015 benefited from an 8% increase in manufacturing efficiencies caused by greater production volume and a 2% increase in service cost utilization, offset by a 3% decrease in gross margins resulting from higher material costs due to product mix and a 2% decrease in gross margins related to other higher manufacturing costs.

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

Operating Expenses

First Quarter

	Three Months Ended
(In thousands, except percentages)	April 4, 2015	March 29, 2014	Amount of Change	Percentage Change
Research, development, and engineering	$8,424	$8,214	$210	3%
Selling, general, and administrative	12,043	11,966	77	1%
Total operating expenses	$20,467	$20,180	$287	1%

Research, development and engineering expenses for the three month period ended April 4, 2015 were $8.4 million, as compared to $8.2 million for the corresponding period of 2014. The $0.2 million increase was due to (i) a $0.2 million increase in stock-based compensation expense, (ii) a $0.1 million increase in expenses related to the ALD product group, and (iii) a $0.1 million increase in other costs, partially offset by a $0.2 million decrease in manufacturing support costs. As a percentage of net sales, research, development and engineering expenses for the three months ended April 4, 2015 decreased to 20% from 26%

for the corresponding period of 2014. This percentage decrease was primarily due to the increase in net sales experienced in the three month period ended April 4, 2015.

Selling, general, and administrative expenses for the three month period ended April 4, 2015 remained flat at $12.0 million when compared to the corresponding period of 2014. Although the total remained relatively unchanged, there was an increase in stock-based compensation of $0.2 million, which was partially offset other selling, general and administrative expenses. As a percentage of net sales, selling, general and administrative expenses for the three month period ended April 4, 2015 decreased to 29% as compared to 38% for the corresponding period of 2014 primarily due to the increase in net sales experienced in the three month period ended April 4, 2015.

Provision for Income Taxes

For the three month periods ended April 4, 2015 and March 29, 2014, we recorded an income tax provision of $0.4 million, and $0.1 million, respectively. The income tax provision recognized for the three month periods ended April 4, 2015 and March 29, 2014 resulted primarily from foreign income taxes.
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
We are eligible for tax incentives that provide that certain income earned in Singapore is subject to a tax holiday and/or reduced tax rates for a limited period of time under the laws of Singapore. To realize these benefits, we must meet certain requirements relating to employment and investment activities. This exemption is expected to expire within 3 years. Our ability to realize benefits from these initiatives could be materially adversely affected if, among other things, applicable requirements are not met, the incentives are substantially modified, or if we incur losses for which we cannot take a deduction.
Each quarter we assess the likelihood that we will be able to recover our deferred tax assets. We consider available evidence, both positive and negative, including historical levels of income, expectations and risks associated with estimates of future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance. As a result of our analysis, we concluded that it is more likely than not that, as of April 4, 2015, our net deferred tax assets will not be realized, with the exception of those in Japan and Taiwan. Therefore, we continue to provide a full valuation allowance against net deferred tax assets outside of Japan and Taiwan. It is possible that sometime in the next 12 months the positive evidence will be sufficient to release a material amount of our valuation allowance; however there is no assurance that this will occur.
We are subject to federal and state tax examinations for years 1999 forward and 1997 forward, respectively, by virtue of the tax attributes carrying forward from those years. We are also subject to audits in the foreign jurisdictions in which we operate for years 2003 and forward. There are no material income tax audits currently in progress as of April 4, 2015.

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operating activities was $4.9 million for the three month period ended April 4, 2015, as compared to $3.3 million net cash used in operating activities during the comparable period of 2014. Net cash used in operating activities during the three month period ended April 4, 2015 was attributable to $4.9 million provided from the net operating loss after adjustments for non-cash items such as stock-based compensation, depreciation and amortization. All other changes in working capital assets and liabilities offset each other and resulted in no impact.

Although working capital remained unchanged, uses of cash were due to (i) an increase in inventories of $3.1 million, (ii) a decrease in other liabilities of $0.6 million, (iii) a decrease in deferred product and services revenues of $0.4 million, and (iv) an increase in other assets $0.2 million. Working capital sources of cash came from (a) a decrease in accounts receivable of $2.2 million, (b) an increase in accounts payable of $1.5 million, (c) an increase in other current liabilities of $0.5 million, and (d) a decrease in prepaid expenses and other current assets $0.1 million.

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

During the three month period ended April 4, 2015, net cash provided by investing activities of $3.9 million was attributable to net maturities of short-term investments of $5.0 million, offset by capital expenditures of $1.1 million.

Net cash used in financing activities of $1.6 million during the three months ended April 4, 2015 was attributable to taxes paid for restricted stock units of $1.7 million, partially offset by proceeds received from the issuance of common stock and restricted stock units of $0.1 million.

At April 4, 2015, we had working capital of $337.4 million. Our principal source of liquidity has been cash provided by our operations and consisted primarily of $266.9 million in cash, cash equivalents and short-term investments, net of outstanding borrowings under our line of credit at April 4, 2015. Our cash, cash equivalents and short-term investments provides us with substantial financial flexibility in meeting our operating, investing and financing needs.

As of April 4, 2015, a total of $19.8 million of our cash, cash equivalents, and investments were held by foreign subsidiaries. Amounts held by foreign subsidiaries are generally subject to U.S. income taxation on repatriation to the United States. We currently have no plans to repatriate any foreign earnings back to the United States as we believe our future cash flows provided by our U.S. operations will meet our future U.S. liquidity needs.

We have a line of credit agreement with a brokerage firm. Under the terms of this agreement, we may borrow funds at a cost equal to the current Federal funds open rate plus 125 basis points (approximately 1.4% as of April 4, 2015). Certain of our cash, cash equivalents and marketable securities secure borrowings outstanding under this facility, but we are not restricted in the use of those assets. Funds are advanced to us under this facility in accordance with pre-determined advance rates based on the cash and securities held by us in this brokerage account. This agreement has no set expiration date and there are no loan covenants other than a collateral requirement. As of April 4, 2015, $5.1 million was outstanding under this facility, with a related collateral requirement of approximately $6.8 million of our cash, cash equivalents and short-term investments.

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

Critical Accounting Policies

The discussion and analysis of our financial condition and results of operations is based upon our unaudited condensed consolidated financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. On an on-going basis, we evaluate our critical accounting policies and estimates. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. Our critical accounting policies and estimates are discussed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014, as amended.

Information Available at the SEC

Copies of any materials that we have filed with the SEC can be viewed at the SEC’s Public Reference Room at 100 F Street NE, Washington, DC 20549. Information regarding the operations of the Public Reference Room can be obtained from the SEC by calling the SEC at 1-800-SEC-0330. Additionally, the SEC maintains a website that contains reports, proxy and other information that we have filed with the SEC. The SEC website can be found at http://www.sec.gov.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Reference is made to Part II, Item 7A, "Quantitative and Qualitative Disclosures About Market Risk" in our Annual Report on Form 10-K for the year ended December 31, 2014, as amended, and to the subheading “Derivative Instruments and Hedging” under the heading “Notes to Consolidated Financial Statements” in Item 8, “Financial Statements and Supplementary Data” of our Annual Report on Form 10-K for the year ended December 31, 2014, as amended.

Interest Rate Risk

Our exposure to market risk due to potential changes in interest rates relates primarily to our investment portfolio, which consisted primarily of fixed interest rate instruments as of April 4, 2015. We maintain an investment policy designed to ensure the safety and preservation of our invested funds by limiting market risk and the risk of default.

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

As of April 4, 2015, we did not have any investments in mortgage backed or auction rate securities. However, we intend to closely monitor developments in the credit markets and make appropriate changes to our investment policy as we deem necessary or advisable. Based on our ability to liquidate our investment portfolio and our expected operating cash flows, we do not anticipate any liquidity constraints as a result of the current credit environment.

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

We use foreign currency forward contracts to hedge the risk that outstanding Japanese yen denominated receipts from customers for actual or forecasted sales of equipment may be adversely affected by changes in foreign currency exchange rates. Our hedging programs reduce, but do not always entirely eliminate, the impact of currency movements. See “Derivative Instruments and Hedging” in Note 8 under the heading “Notes to Condensed Consolidated Financial Statements” of Part I, Item 1, “Financial Statements” herein for further disclosures.

Item 4. Controls and Procedures

We conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”), as of the end of the period covered by this report (the “Evaluation Date”). Based upon the evaluation, our principal executive officer and principal financial officer concluded that, as of the Evaluation Date, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure, and is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the three month period ended April 4, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

In addition to risks described in the foregoing discussions, and in our annual report on Form 10-K for the year ended December 31, 2014, as amended, the following risks, among others, apply to our business and us:

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

As of April 4, 2015, we had outstanding options to purchase and outstanding restricted stock units for a total of 4.1 million shares of our common stock. Among other determinants, the market price of our stock has a major impact on the number of shares subject to outstanding stock options and restricted stock units that are included in the weighted-average shares used in determining our net income per share. During periods of extreme volatility, the impact of higher stock prices can have a materially dilutive effect on our net income per share. Additionally, shares subject to outstanding options and restricted stock units are excluded from the calculation of net income per share when we have a net loss or when the exercise price and the average unrecognized compensation cost of the stock option or restricted stock unit is greater than the average market price of our common stock, as the impact of the stock options or restricted stock units would be anti-dilutive.

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

Historically, we have sold a substantial portion of our systems to a limited number of customers. In the three month period ended April 4, 2015, our top five customers accounted for 73% of our system sales compared to 81% in the corresponding period of 2014. We expect that sales to a relatively few customers will continue to account for a high percentage of our net sales in the foreseeable future and believe that our financial results depend in significant part upon the success of these major customers and our ability to meet their future capital equipment needs. Although the composition of the group comprising our largest customers may vary from period to period, the loss of a significant customer or any reduction in orders by a significant customer, including reductions due to market, economic or competitive conditions in the semiconductor, semiconductor packaging, semiconductor inspection or nanotechnology industries or in the industries that manufacture products utilizing integrated circuits, thin film heads or other nanotechnology components, would likely have a material adverse effect on our business, financial condition and results of operations. Our ability to maintain or increase our sales in the future depends, in part, on our ability to obtain orders from new customers as well as the financial condition and success of our existing customers, the semiconductor and nanotechnology industries and the economy in general.

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

On a market application basis, sales to the semiconductor industry, primarily for advanced packaging applications and laser thermal processing applications accounted for 72% of our systems revenue for the three month period ended April 4, 2015 as compared to 80% of our systems revenue for the corresponding period in 2014. We had $9.0 million of sales to nanotechnology manufacturers, including micro systems, thin film head, ALD and optical device manufacturers for the three month period ended April 4, 2015, as compared to $4.4 million in sales for the corresponding period of 2014. Systems revenue from the nanotechnology sector accounted for 28% of systems revenue for the three month period ended April 4, 2015, as compared to 20% of systems revenue for the corresponding period in 2014. Our future operating results and financial condition would be materially adversely impacted by a downturn in any of these industries, or by loss of market share in any of these industries. A growing percentage of our backlog of system orders is comprised of laser thermal processing tools. As our laser thermal processing tools are used for the continuation of reduced device geometries and customers seldom provide us with their future technical requirements, these tools may not meet all customers’ requirements upon initial delivery and installation at the customer’s facility. As a result, system acceptance of the tool could be delayed while we perform testing and attempt to meet their requirements, or the order could be cancelled if we are unable to meet those requirements. Should significant demand not materialize, due to technical, production, market or other factors, our business, financial position and results of operations would be materially adversely impacted.

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

International sales accounted for approximately 69% of total net sales for the three month period ended April 4, 2015, as compared to 63% of total net sales for the corresponding period of 2014. We anticipate that international sales will continue to account for a significant portion of total net sales. Although we generally transact our international sales in U.S. dollars, international sales expose us to a number of additional risk factors, including fluctuations in the value of local currencies relative to the U.S. dollar, which, in turn, impact the relative cost of ownership of our products and may further impact the purchasing ability of our international customers. We have direct sales operations in Japan and orders are often denominated in Japanese yen. This may subject us to a higher degree of risk from currency fluctuations. We attempt to mitigate this exposure through foreign currency hedging. We are also subject to the risks associated with the imposition of legislation and regulations relating to the import or export of semiconductors and nanotechnology products. We cannot predict whether the United States or any other country will implement changes to quotas, duties, taxes or other charges or restrictions upon the importation or exportation of our products. These factors, or the adoption of restrictive policies, may have a material adverse effect on our business, financial condition and results of operations. Additionally, by having a significant portion of our sales occur internationally, we are continually exposed to political and economic instability; difficulties in accounts receivable collections; reduced protection of intellectual property; natural disasters; difficulties in staffing and managing foreign subsidiary and branch operations; and potentially adverse tax consequences.

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

Although we attempt to protect our intellectual property rights through patents, copyrights, trade secrets and other measures, we believe that our success will depend more upon the innovation, technological expertise and marketing abilities of our employees. Nevertheless, we have a policy of seeking patents when appropriate on inventions resulting from our ongoing research and development and manufacturing activities. Our intellectual property portfolio has 1,023 patents and patent applications with expiration dates ranging from October 2015 to August 2033. In addition, we have various registered trademarks and copyright registrations covering mainly applications used in the operation of our systems. We also rely upon trade secret protection for our confidential and proprietary information. We may not be able to protect our technology adequately and competitors may be able to develop similar technology independently. Our pending patent applications may not be issued or U.S. or foreign intellectual property laws may not protect our intellectual property rights. In addition, litigation may be necessary to enforce our patents, copyrights or other intellectual property rights, to protect our trade secrets, to determine the validity and scope of the proprietary rights of others or to defend against claims of infringement. Such litigation has resulted in, and in the future could result in, substantial costs and diversion of resources and could have a material adverse effect on our business, financial condition and results of operations, regardless of the outcome of the litigation. Patents issued to us may be challenged, invalidated or circumvented and the rights granted thereunder may not provide competitive advantages to us. Furthermore, others may independently develop similar technology or products, or, if patents are issued to us, design around the patents issued to us. Invalidation of our patents related to those technologies, or the expiration of patents covering our key technologies, could allow our competitors to more effectively compete against us, which could result in less revenue for us.

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

As of April 4, 2015, we had $272.0 million in cash, cash equivalents and short-term investments. We maintain an investment portfolio of cash equivalents and short-term investments in commercial paper and U.S. government-backed securities. These investments are subject to general credit, liquidity, and market and interest rate risks. Substantially all of these securities are subject to interest rate and credit risk and will decline in value if interest rates increase or one or more of the issuers’ credit ratings is reduced. As a result of any of the foregoing, we may experience a reduction in value or loss of liquidity of our investments, which may have a negative adverse effect on our results of operations, liquidity and financial condition. We follow an established investment policy and set of guidelines to monitor, manage and limit our exposure to interest rate and credit risk. The policy sets forth credit quality standards and limits our exposure to any one issuer, as well as our maximum exposure to various asset classes.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

Common stock repurchase activity under our publicly announced stock repurchase plan was as follows:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased Under Publicly Announced Plan or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased
Amount available at October 27, 2014				$100,000,000
Quarter ended December 31, 2014	1,000,000	$19.27	1,000,000	$80,730,000
Quarter ended April 4, 2015	—	$—	—	$80,730,000
Total	1,000,000	$19.27	1,000,000

On October 27, 2014, our Board of Directors authorized the repurchase of up to $100 million of the Company’s common stock. The share repurchase plan commenced on October 28, 2014 and will expire on October 28, 2017. Any repurchases may be made through open market purchases, block trades, privately negotiated transactions and/or derivative transactions, subject to market conditions and management’s ongoing determination that it is the best use of available cash on hand to fund any repurchases. The repurchase authorization does not obligate us to acquire any common stock.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

Item 6. Exhibits

3.1(a)	Amended and Restated Certificate of Incorporation of the Company, filed October 6, 1993.
3.1.1(a)	Certificate of Amendment of the Amended and Restated Certificate of Incorporation of the Company, filed May 17, 1995.
3.1.2(a)	Certificate of Amendment of the Amended and Restated Certificate of Incorporation of the Company, filed June 17, 1998.
3.1.3(a)	Certificate of Amendment of the Amended and Restated Certificate of Incorporation of the Company, filed June 20, 2003.
3.1.4(b)	Certificate of Amendment of the Amended and Restated Certificate of Incorporation of the Company, filed August 31, 2009.
3.1.5(c)	Certificate of Amendment of the Amended and Restated Certificate of Incorporation of the Company, filed August 6, 2012.
3.2(d)	Amended and Restated Bylaws of the Registrant, as amended.
10.33	Long-Term Cash Award Agreement with Arthur Zafiropoulo.
10.34	Long-Term Cash Award Agreement with Bruce Wright.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
31.1	Certification of Chief Executive Officer required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
 ____________________

(a)	Previously filed with our Quarterly Report on Form 10-Q for the quarter ended June 28, 2003 (Commission File No. 0-22248) and incorporated herein by reference.

(b)	Previously filed with our Quarterly Report on Form 10-Q for quarter ended October 3, 2009 (Commission File No. 0-22248) and incorporated herein by reference.

(c)	Previously filed with our Quarterly Report on Form 10-Q for the quarter ended June 29, 2013 (Commission File No. 0-22248) and incorporated herein by reference.

(d)	Previously filed with our Current Report on Form 8-K filed on April 17, 2012 (Commission File No. 0-22248) and incorporated herein by reference.

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

ULTRATECH, INC. (Registrant)

Date:	May 1, 2015	By:	/s/ BRUCE WRIGHT
Bruce Wright
Senior Vice President, Finance and Chief Financial Officer (Duly Authorized Officer and Principal Financial and Accounting Officer)

EXHIBIT INDEX

3.1(a)	Amended and Restated Certificate of Incorporation of the Company, filed October 6, 1993.
3.1.1(a)	Certificate of Amendment of the Amended and Restated Certificate of Incorporation of the Company, filed May 17, 1995.
3.1.2(a)	Certificate of Amendment of the Amended and Restated Certificate of Incorporation of the Company, filed June 17, 1998.
3.1.3(a)	Certificate of Amendment of the Amended and Restated Certificate of Incorporation of the Company, filed June 20, 2003.
3.1.4(b)	Certificate of Amendment of the Amended and Restated Certificate of Incorporation of the Company, filed August 31, 2009.
3.1.5(c)	Certificate of Amendment of the Amended and Restated Certificate of Incorporation of the Company, filed August 6, 2012
3.2(d)	Amended and Restated Bylaws of the Registrant, as amended.
10.33	Long-Term Cash Award Agreement with Arthur Zafiropoulo.
10.34	Long-Term Cash Award Agreement with Bruce Wright.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
31.1	Certification of Chief Executive Officer required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
 ______________________

(a)	Previously filed with our Quarterly Report on Form 10-Q for the quarter ended June 28, 2003 (Commission File No. 0-22248) and incorporated herein by reference.

(b)	Previously filed with our Quarterly Report on Form 10-Q for the quarter ended October 3, 2009 (Commission File No. 0-22248) and incorporated herein by reference.

(c)	Previously filed with our Quarterly Report on Form 10-Q for the quarter ended June 29, 2013 (Commission File No. 0-22248) and incorporated herein by reference.

(d)	Previously filed with our Current Report on Form 8-K on April 17, 2012 (Commission File No. 0-22248) and incorporated herein by reference.

*
Exhibit 32.1 is being furnished and shall not be deemed to be filed for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, nor shall such exhibit be deemed to be incorporated by reference in any registration statement or other document filed under the Securities Act, or the Exchange Act, except as otherwise stated in such filing.