Form 10-Q
period 2015-07-04
ULTRATECH INC
filed 2015-07-31
CIK 909791

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
——————————————————
FORM 10-Q
——————————————————
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 4, 2015

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

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐     No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding as of July 4, 2015
common stock, $0.01 par value	27,364,690

ULTRATECH, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

ULTRATECH, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)	July 4, 2015	December 31, 2014*
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$69,789	$67,988
Short-term investments	209,687	201,742
Accounts receivable, net	32,011	44,217
Inventories, net	58,129	51,859
Prepaid expenses and other current assets	5,045	5,774
Total current assets	374,661	371,580
Property, plant, and equipment, net	19,529	20,926
Intangible assets, net	13,139	13,995
Other assets	9,548	11,017
Total assets	$416,877	$417,518
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Notes payable	$5,120	$5,120
Accounts payable	11,745	12,086
Deferred product and services income	6,926	8,638
Other current liabilities	11,959	11,302
Total current liabilities	35,750	37,146
Other liabilities	14,419	15,252
Stockholders’ equity	366,708	365,120
Total liabilities and stockholders’ equity	$416,877	$417,518
__________________
*     The balance sheet as of December 31, 2014 has been derived from the audited financial statements at that date.
See accompanying notes to unaudited condensed consolidated financial statements

ULTRATECH, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Six Months Ended
(In thousands, except per share amounts)	July 4, 2015	June 28, 2014	July 4, 2015	June 28, 2014
Net sales:
Products	$42,159	$33,403	$80,180	$60,969
Services	3,562	3,434	7,327	7,377
Licenses	200	—	300	100
Total net sales	45,921	36,837	87,807	68,446
Cost of sales:
Cost of products sold	21,546	17,383	41,151	32,831
Cost of services	2,904	2,944	6,153	6,113
Total cost of sales	24,450	20,327	47,304	38,944
Gross profit	21,471	16,510	40,503	29,502
Operating expenses:
Research, development, and engineering	7,993	8,175	16,417	16,389
Selling, general, and administrative	12,015	12,418	24,058	24,384
Operating income (loss)	1,463	(4,083)	28	(11,271)
Interest expense	(20)	—	(51)	(2)
Interest and other income (expense), net	48	105	187	422
Income (loss) before income tax	1,491	(3,978)	164	(10,851)
Provision for (benefit from) income taxes	(48)	(88)	312	10
Net income (loss)	$1,539	$(3,890)	$(148)	$(10,861)
Net income (loss) per share - basic	$0.06	$(0.14)	$(0.01)	$(0.38)
Number of shares used in per share computations - basic	27,780	28,320	27,799	28,265
Net income (loss) per share - diluted	$0.06	$(0.14)	$(0.01)	$(0.38)
Number of shares used in per share computations - diluted	27,980	28,320	27,799	28,265
See accompanying notes to unaudited condensed consolidated financial statements

ULTRATECH, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Three Months Ended		Six Months Ended
(In thousands)	July 4, 2015	June 28, 2014	July 4, 2015	June 28, 2014
Net income (loss)	$1,539	$(3,890)	$(148)	$(10,861)
Other comprehensive income (loss), net of tax:
Change in unrealized gain (loss) on investments	(50)	(29)	42	(42)
Change in minimum post retirement benefits obligation	52	2	104	4
Change in cash flow hedges	—	20	—	(40)
Other comprehensive income (loss)	2	(7)	146	(78)
Total comprehensive income (loss)	$1,541	$(3,897)	$(2)	$(10,939)
See accompanying notes to unaudited condensed consolidated financial statements

ULTRATECH, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended
(In thousands)	July 4, 2015	June 28, 2014
Cash flows from operating activities:
Net loss	$(148)	$(10,861)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	3,244	3,076
Amortization of intangibles and other	1,223	1,327
Amortization of security premium	(64)	(54)
Stock-based compensation	8,200	8,067
Changes in operating assets and liabilities:
Accounts receivable	12,206	5,236
Inventories	(4,946)	(2,037)
Prepaid expenses and other current assets	729	320
Other assets	(129)	(240)
Accounts payable	(341)	3,387
Deferred product and services income	(1,712)	605
Other current liabilities	657	(3,930)
Other liabilities	(906)	(139)
Net cash provided by operating activities	18,013	4,757
Cash flows from investing activities:
Capital expenditures	(1,765)	(1,183)
Purchase of investments in securities	(110,454)	(119,607)
Proceeds from maturities of investments	102,617	110,778
Net cash used in investing activities	(9,602)	(10,012)
Cash flows from financing activities:
Proceeds from notes payable	10,240	10,240
Repayment of notes payable	(10,240)	(10,240)
Proceeds from issuance of common stock for stock option exercises	218	2,252
Tax payment for issuance of common stock from release of restricted stock units	(1,750)	(2,736)
Repurchase of common stock	(5,078)	—
Net cash used in financing activities	(6,610)	(484)
Net increase (decrease) in cash and cash equivalents	1,801	(5,739)
Cash and cash equivalents at beginning of period	67,988	93,550
Cash and cash equivalents at end of period	$69,789	$87,811
Supplemental disclosures of cash flow information:
Other non-cash changes:
Systems transferred from (to) inventory to (from) equipment and other assets, net	$(1,325)	$258
See accompanying notes to unaudited condensed consolidated financial statements

Ultratech, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
July 4, 2015

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

Our second fiscal quarters covered by this report ended on July 4, 2015 and June 28, 2014. All references to the quarter or the three month period refer to our second fiscal quarter. Our fiscal year ends on December 31.

Operating results for the three and six month periods ended July 4, 2015 are not necessarily indicative of the results that may be expected for the year ending December 31, 2015, or any future periods.

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

IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

In May 2014, the Financial Accounting Standards Board (“FASB”) issued a new standard to achieve a consistent application of revenue recognition within the U.S., resulting in a single revenue model to be applied by reporting companies under U.S. generally accepted accounting principles. Under the new model, recognition of revenue occurs when a customer obtains control of promised goods or services in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In addition, the new standard requires that reporting companies disclose the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. On July 9, 2015, the FASB agreed to delay the effective date by one year. In accordance with the agreed upon delay, the new standard is effective for us beginning in the first quarter of 2018. Early adoption is permitted, but not before the original effective date of the standard. The new standard is required to be applied retrospectively to each prior reporting period presented or retrospectively with the cumulative effect of initially applying it recognized at the date of initial application. We have not yet selected a transition method nor have we determined the impact of the new standard on our condensed consolidated financial statements.

In April 2015, the FASB issued an accounting standard which provides guidance to customers about whether a cloud computing arrangement includes a software license. If a cloud computing arrangement includes a software license, the customer should account for the software license element of the arrangement consistent with the acquisition of other software licenses. If the arrangement does not include a software license, the customer should account for a cloud computing arrangement as a service contract. It is effective for annual periods beginning after December 15, 2015. Early adoption is permitted. The amendment may be adopted either prospectively to all arrangements entered into or materially modified after the effective date or retrospectively. We do not expect the impact of the adoption of the standard to be material to our condensed consolidated financial statements.

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

Costs related to deferred product revenues are capitalized (deferred) and recognized at the time of revenue recognition. Deferred product revenue and costs are netted on our balance sheet, under the caption “deferred product and services income.” The gross amount of deferred revenues and deferred costs at July 4, 2015 was $7.7 million and $0.8 million, respectively, as compared to $9.8 million and $1.2 million, respectively, at December 31, 2014.

Costs incurred for shipping and handling are included in cost of sales.

(3) Stock-Based Compensation

Stock-based compensation expense recognized under ASC Topic 718, Compensation – Stock Compensation (“ASC 718”), for employees and directors and the effect on our Condensed Consolidated Statements of Operations were as follows:

	Three Months Ended		Six Months Ended
(In thousands)	July 4, 2015	June 28, 2014	July 4, 2015	June 28, 2014
Cost of sales	$217	$208	$444	$398
Research, development, and engineering	801	700	1,661	1,339
Selling, general and administrative expenses	2,791	3,197	6,095	6,330
Total stock-based compensation expense	$3,809	$4,105	$8,200	$8,067

Stock-based compensation cost capitalized as part of inventory during the three month periods ended July 4, 2015 and June 28, 2014 was $0.1 million and $0.2 million, respectively. Stock-based compensation cost capitalized as part of inventory during the six month periods ended July 4, 2015 and June 28, 2014 was $0.3 million and $0.4 million, respectively.

As required by ASC 718, we estimate expected forfeitures and recognize compensation costs only for those equity awards expected to vest. As of July 4, 2015, there was $39.9 million of total unrecognized compensation cost related to non-vested stock-based compensation arrangements granted under our 1993 Stock Option Plan/Stock Issuance Plan, as amended (the “1993 Plan”). The costs related to stock options and restricted stock units are expected to be recognized over a weighted average period of 3.4 years.

The 1993 Plan provides for the grant of stock-based awards to our eligible employees, consultants and advisers and non-employee directors. As of July 4, 2015, there were 0.3 million shares reserved for future awards under the 1993 Plan.

We used the following weighted-average assumptions to estimate the fair value of our stock options granted:

	Three Months Ended		Six Months Ended
	July 4, 2015	June 28, 2014	July 4, 2015	June 28, 2014
Expected life (in years)	5.9	5.9	5.9	5.9
Risk-free interest rate	1.5%	1.7%	1.6%	1.6%
Volatility	43%	47%	44%	47%
Dividend yield	—%	—%	—%	—%

Our stock options granted during the three and six month periods ended July 4, 2015 and the corresponding period of 2014 were granted with vesting terms of 50 months.

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

During the three month period ended July 4, 2015, we repurchased an aggregate of 250,000 shares of common stock at an average cost per share of $20.31, inclusive of commissions, under the stock repurchase plan for a total purchase price of $5.1 million.

As of July 4, 2015, we have repurchased an aggregate of 1,250,000 shares of common stock at an average cost per share of $19.48, inclusive of commissions, under the stock repurchase plan. The total purchase price of $24.3 million was reflected as an increase to treasury stock resulting in a reduction to stockholder’s equity.

(5) Basic and Diluted Net Income (Loss) Per Share

The following table sets forth the computation of basic and diluted net loss per share:

	Three Months Ended		Six Months Ended
(In thousands, except per share amounts)	July 4, 2015	June 28, 2014	July 4, 2015	June 28, 2014
Numerator:
Net income (loss)	$1,539	$(3,890)	$(148)	$(10,861)
Denominator:
Basic weighted-average shares outstanding	27,780	28,320	27,799	28,265
Effect of dilutive employee stock options and restricted stock units	200	—	—	—
Diluted weighted-average shares outstanding	27,980	28,320	27,799	28,265

Net income (loss) per share - basic	$0.06	$(0.14)	$(0.01)	$(0.38)

Net income (loss) per share - diluted	$0.06	$(0.14)	$(0.01)	$(0.38)

The dilutive effect of outstanding options and restricted stock units is reflected in diluted net income per share, but not diluted net loss per share, by application of the treasury stock method, which includes consideration of stock-based compensation required by U.S. GAAP.

For the three and six month periods ended July 4, 2015, a total of 2.8 million and 3.2 million, shares of common stock, subject to outstanding options and restricted stock units, respectively were excluded from the computation of diluted net income (loss) per share as the resulting effect would have been anti-dilutive, as compared to a total of 2.9 million and 2.8 million shares of common stock subject to outstanding options and restricted stock units, which were excluded from the computation of diluted net income (loss) per share for the three and six month periods ended June 28, 2014, respectively.

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

We measure certain financial assets and liabilities at fair value on a recurring basis, including available-for-sale securities and foreign currency derivatives. The fair value of certain financial assets and liabilities was determined using the following inputs:

	Fair Value Measurements at July 4, 2015
(In thousands)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available-for-sale securities(1)
Commercial paper	$9,997	$—	$9,997	$—
Money market funds	14,794	14,794	—	—
U.S. treasury bills and notes	24,951	24,951	—	—
Securities and obligations of U.S. government agencies	178,737	—	178,737	—
	228,479	39,745	188,734	—
Foreign currency derivatives(2)	1	—	1	—
Foreign currency derivatives(3)	(12)	—	(12)	—
	$228,468	$39,745	$188,723	$—

	Fair Value Measurements at December 31, 2014
(In thousands)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available-for-sale securities(1)
Commercial paper	$9,998	$—	$9,998	$—
Money market funds	26,456	26,456	—	—
U.S. treasury bills and notes	3,919	3,919	—	—
Securities and obligations of U.S. government agencies	187,825	—	187,825	—
	228,198	30,375	197,823	—
Foreign currency derivatives(2)	61	—	61	—
Foreign currency derivatives(3)	(4)	—	(4)	—
	$228,255	$30,375	$197,880	$—
________________

(1)	Included in cash and cash equivalents and short-term investments on our condensed consolidated balance sheets. See “Investments” in Note 7 for further details.

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

(7) Investments

We classified all of our investments as "available for sale" as of July 4, 2015 and December 31, 2014. Accordingly, we state our investments at estimated fair value. Fair values are determined based on quoted market prices or pricing models using current market rates. We deem all investments to be available to meet current working capital requirements. The cost of securities sold was determined based on the specific identification method.

The following table summarizes our investments:

	July 4, 2015				December 31, 2014
	Amortized Cost	Accumulated Other Comprehensive Income		Estimated Fair Value	Amortized Cost	Accumulated Other Comprehensive Income		Estimated Fair Value
Available-for-sale securities (in thousands)		Gains	Losses			Gains	Losses
Commercial paper	$9,997	$—	$—	$9,997	$9,998	$—	$—	$9,998
Money market funds	14,794	—	—	14,794	26,456	—	—	26,456
U.S. treasury bills and notes	24,954	3	6	24,951	3,918	1	—	3,919
Securities and obligations of U.S. government agencies	178,813	28	104	178,737	187,947	4	126	187,825
Total	$228,558	$31	$110	$228,479	$228,319	$5	$126	$228,198

The following table identifies the balance sheet classifications of our investments:

(In thousands)	July 4, 2015	December 31, 2014
Cash equivalents	$18,792	$26,456
Short-term investments	209,687	201,742
Investments, at estimated fair value	$228,479	$228,198

The gross amortized cost and estimated fair value of our investments at July 4, 2015 and December 31, 2014, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because the issuers of the securities may have the right to prepay obligations without prepayment penalties.

	July 4, 2015		December 31, 2014
(In thousands)	Gross Amortized Cost	Fair Value	Gross Amortized Cost	Fair Value
Due in one year or less	$198,558	$198,512	$183,317	$183,234
Due after one year through five years	30,000	29,967	45,002	44,964
Total	$228,558	$228,479	$228,319	$228,198

The following table provides the breakdown of the cash equivalents and investments with unrealized losses at July 4, 2015:

	In Loss Position for Less Than 12 Months		Total
(In thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
U.S. treasury bills and notes	$9,974	$6	$9,974	$6
Securities and obligations of U.S. government agencies	50,775	104	50,775	104
Total	$60,749	$110	$60,749	$110

The following table provides the breakdown of the cash equivalents and investments with unrealized losses at December 31, 2014:

	In Loss Position for Less Than 12 Months		Total
(In thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Securities and obligations of U.S. government agencies	$152,784	$126	$152,784	$126
Total	$152,784	$126	$152,784	$126

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

If we do not intend to sell an impaired debt security and it is not more likely than not that we will be required to sell the security prior to recovery of its amortized cost basis, we must determine whether the security will recover its amortized cost basis. If we conclude that we will not recover the security’s amortized cost basis, a credit loss exists and the resulting OTTI is separated into:

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

We have not recorded any OTTI of our investments for the three and six month periods ended July 4, 2015 or for the corresponding periods of 2014.

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

The fair value of derivative instruments recorded in our Condensed Consolidated Balance Sheets is as follows:

		Fair Value as of
(In thousands)	Balance Sheets Location	July 4, 2015	December 31, 2014
Foreign exchange contracts	Other current assets	$1	$61
	Other current liabilities	(12)	(4)
Total derivatives		$(11)	$57

Our derivative financial instruments are subject to both credit and market risk. Credit risk is the risk of loss due to failure of a counterparty to perform its obligations in accordance with contractual terms. Market risk is the potential change in an investment’s value caused by fluctuations in interest and currency exchange rates, credit spreads or other variables. We monitor the credit-worthiness of the financial institutions that are counterparties to our derivative financial instruments and do not consider the risks of counterparty nonperformance to be material. Credit and market risks, as a result of an offset by the underlying assets being hedged, related to derivative instruments were not considered material at July 4, 2015 and December 31, 2014.

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

There were no outstanding cash flow hedges at July 4, 2015 and December 31, 2014.

Balance Sheet Derivatives

We manage the foreign currency risk associated with Japanese yen denominated assets and liabilities using foreign exchange forward contracts. The change in fair value of these derivatives is recognized as a component of interest and other income (expense), net and is intended to offset the remeasurement gains and losses associated with the non-functional currency denominated assets and liabilities. At July 4, 2015, we had one currency buy-forward contract for the purchase of 44.2 million Japanese yen, or approximately $0.4 million and one currency sell-forward contract for the sale of 413.5 million Japanese yen, or approximately $3.4 million.

The following sets forth the effect of the foreign exchange contracts derivative instruments on our Condensed Consolidated Statements of Operations:

(In thousands)	Three Months Ended		Six Months Ended
Location of Gain/(Loss) Recognized on Derivatives in Statements of Operations	July 4, 2015	June 28, 2014	July 4, 2015	June 28, 2014
Interest and other income (expense), net	$79	$(1)	$70	$(5)

(9) Inventories, net

Inventories consisted of the following:

(In thousands)	July 4, 2015	December 31, 2014
Raw materials	$20,471	$17,848
Work-in-process	15,620	12,377
Finished products	22,038	21,634
Balance, end of the period	$58,129	$51,859

(10) Notes Payable

We have a line of credit agreement with a brokerage firm. Under the terms of this agreement, we may borrow funds at a cost equal to the current Federal funds open rate plus 125 basis points (approximately 1.4% as of July 4, 2015). Funds are advanced to us under this facility based on pre-determined advance rates on the cash and securities held by us in this brokerage account. Under this facility, we may borrow up to 75% of our total cash, cash equivalents and investments balance in this brokerage account with no restriction in the use of those assets. This agreement has no set expiration date and there are no loan covenants, other than the aforementioned collateral requirement. At July 4, 2015 and December 31, 2014, a total of $5.1 million was outstanding under this facility, with a related collateral requirement of approximately $6.8 million of our cash, cash equivalents and investments.

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

Changes in our deferred service revenue were as follows:

	Three Months Ended		Six Months Ended
(In thousands)	July 4, 2015	June 28, 2014	July 4, 2015	June 28, 2014
Balance, beginning of the period	$5,249	$4,778	$5,233	$5,499
Additions	877	415	2,223	988
Revenue recognized	(1,359)	(981)	(2,689)	(2,275)
Balance, end of the period	$4,767	$4,212	$4,767	$4,212
Balance sheets classification
Deferred service income-short term	$4,438	$3,620
Deferred service income-long term	329	592
Balance, end of the period	$4,767	$4,212

Other current liabilities

Other current liabilities consisted of the following:

(In thousands)	July 4, 2015	December 31, 2014
Salaries and benefits	$5,672	$6,619
Warranty accrual	1,766	1,501
Advanced billings	79	202
Capital lease, current portion	817	796
Other	3,625	2,184
Balance, end of the period	$11,959	$11,302

Warranty Accrual

We generally warrant our new and refurbished products for material and labor to repair the product for periods of twelve months and three months, respectively, from the date of system acceptance. Accordingly, an accrual for the estimated cost of the warranty is recorded at the time the product is shipped. Extended warranty terms, if granted, result in deferral of revenue equating to our standard pricing for similar service contracts. Recognition of the related warranty cost is deferred until product revenue is recognized. Factors that affect our warranty liability include the number of installed units, historical and anticipated rates of warranty claims and cost per claim. We periodically assess the adequacy of our recorded warranty liabilities and adjust the amounts as necessary. We believe our warranty accrual as of July 4, 2015 is sufficient to satisfy our outstanding obligations as of that date.

Changes in our warranty accrual were as follows:

	Three Months Ended		Six Months Ended
(In thousands)	July 4, 2015	June 28, 2014	July 4, 2015	June 28, 2014
Balance, beginning of the period	$1,737	$1,055	$1,501	$1,142
Liabilities accrued for warranties issued	448	396	1,063	678
Warranty claims paid and utilized	(489)	(524)	(1,118)	(1,002)
Changes in accrued warranty liabilities	70	156	320	265
Balance, end of the period	$1,766	$1,083	$1,766	$1,083

(12) Other Liabilities

Other liabilities consisted of the following:

(In thousands)	July 4, 2015	December 31, 2014
Deferred compensation	$5,244	$4,919
Long-term income taxes payable	2,526	2,526
Asset retirement obligation	2,465	2,397
Post-retirement medical obligation	2,298	2,255
Long-term capital lease	926	1,406
Deferred service income-long term	329	1,051
Deferred income tax liabilities - long term	224	224
Other	407	474
Balance, end of the period	$14,419	$15,252

(13) Accumulated Other Comprehensive Income (Loss)

Accumulated other comprehensive income (loss), net of tax, is comprised of the following items:

(In thousands)	Investments	Post Retirement Obligations	Total
Balance as of December 31, 2014	$(121)	$(1,138)	$(1,259)
Other comprehensive income before reclassifications	42	—	42
Amounts reclassified from accumulated OCI	—	104	104
Net other comprehensive income	$42	$104	$146
Balance as of July 4, 2015	$(79)	$(1,034)	$(1,113)

Amounts reclassified from accumulated OCI for the six month period ended July 4, 2015 are as follows:

(In thousands)
Post Retirement Obligations	Amount	Statement of Operations Presentation
Service cost	$(104)	Selling, general, and administrative
Total reclassifications for the period	$(104)	Net of tax

(14) Employee Benefit Plans

Employee bonus plans

We currently sponsor an executive incentive bonus plan that pays cash awards to employees based on the achievement of predetermined targets. We recorded a charge of $0.3 million and $0.9 million under this bonus plan for the three and six month periods ended July 4, 2015, respectively, as compared to $0.2 million and $0.8 million for the corresponding periods of 2014.

Employee savings and retirement plans

We sponsor a 401(k) employee salary deferral plan that allows voluntary contributions by all full-time employees up to the Internal Revenue Service limits of their pretax earnings. We may also make matching contributions to this plan at our discretion. Employees are eligible for the matching plan if they contribute at least 2% of their compensation. Our contributions, when made, are limited to a maximum of 3% of the employee’s compensation if the Company exceeds certain income levels. We made no contributions to this plan during the three and six month periods ended July 4, 2015 and June 28, 2014.

We also sponsor an executive non-qualified deferred compensation plan (the "Plan") that allows qualifying executives to defer current cash compensation. As of July 4, 2015, Plan assets of $4.4 million, representing the cash surrender value of life insurance policies held by us and liabilities of $5.2 million were included in our Consolidated Balance Sheets under the captions “Other assets” and “Other liabilities,” respectively. The related Plan expenses for each of the three and six month periods ended July 4, 2015 and June 28, 2014 were insignificant.

Post-retirement benefits

We have committed to providing and fully paying for lifetime postretirement medical and dental benefits to our Chief Executive Officer, our Chief Financial Officer and their respective spouses, commencing after retirement. We recorded net periodic benefit costs of an insignificant amount for each of the three and six month periods ended July 4, 2015 and June 28, 2014.

(15) Income Taxes

For the three month periods ended July 4, 2015 and June 28, 2014, we recorded an income tax benefit of an insignificant amount and $0.1 million. respectively. For the six month periods ended July 4, 2015 and June 28, 2014, we recorded an income tax provision of $0.3 million and an insignificant amount, respectively. The income tax provision recognized for the six month periods ended July 4, 2015 and June 28, 2014 resulted primarily from foreign income taxes.
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
We currently have a full valuation allowance against our U.S. net deferred tax asset. We continue to monitor the relative weight of positive and negative evidence of future profitability in relevant jurisdictions. As of July 4, 2015, we have determined that the following negative evidence outweighs the positive evidence such that it is not more likely than not that we will generate sufficient taxable income in the relevant jurisdictions to utilize our deferred tax assets and release the associated valuation allowance:

•	Net loss for the year ending December 31, 2014 and the six month period ending July 4, 2015,

•	Movement of certain product manufacturing to Singapore, resulting in reduced U.S. taxable income,

•	Inherent earnings volatility of our industry resulting in our inability to forecast long term earnings, and

•	Usage limitations resulting in a longer period being required to realize our deferred tax assets.

It is possible that sometime in the next 12 months the positive evidence will be sufficient to release a material amount of our valuation allowance; however there is no assurance that this will occur.
As a result of our analysis, we concluded that it is more likely than not that, as of July 4, 2015, our net deferred tax assets will not be realized, with the exception of those in Japan and Taiwan. Therefore, we continue to provide a full valuation allowance against net deferred tax assets outside of Japan and Taiwan. We closely monitor available evidence, and as noted above, may release some or all of the valuation allowance in future periods.
We are subject to federal and state tax examinations for years 1999 forward and 1997 forward, respectively, by virtue of the tax attributes carrying forward from those years. We are also subject to audits in the foreign jurisdictions in which we operate for years 2003 and forward. There are no material income tax audits currently in progress as of July 4, 2015.

(16) Intangible Assets, net

As of July 4, 2015, the gross carrying amount of our intangible assets was $18.1 million and accumulated amortization was $5.0 million. The weighted average life of all our intangible assets was 9.3 years as of July 4, 2015. During the three and six month periods ending July 4, 2015, our amortization expense for our intangible assets was $0.4 million and $0.8 million, as compared to $0.4 million and $0.9 million for the corresponding periods of 2014.

(17) Commitments and Contingencies

Commitments

In March 2010, we entered into a building lease agreement in preparation for the expansion of our manufacturing operations in Singapore. The initial term of the lease was three years, and the lease was accounted for as an operating lease. On August 15, 2012, we renegotiated this lease and entered into a new lease that will expire in June 2018. As of July 4, 2015, the minimum future lease payments to be made under this arrangement are $1.6 million.
In October 2013, we entered into a twenty-four month operating lease for equipment that will expire on December 14, 2015. As of July 4, 2015, the minimum future lease payments to be made under this agreement are $0.2 million.
In August 2014, we entered into a thirty-six month lease agreement for equipment valued at $2.5 million. At the end of the lease term, we have an option to purchase the leased equipment for a bargain purchase price. Accordingly, this lease is classified as a capital lease. The amortization of these leased assets is included with depreciation expense. As of July 4, 2015, the total amortization of the leased equipment is $0.4 million.

The table below summarizes our capital and operating lease commitments as of July 4, 2015:

(In thousands)	Capital Leases	Operating Leases
For the years:
Remainder of 2015	$436	$1,646
2016	873	1,191
2017	582	966
2018	—	318
Thereafter	—	—
Total minimum lease payments	$1,891	$4,121

(18) Subsequent Events

In July 2015, we entered into a lease amendment for our facilities in San Jose, California. The lease amendment is to extend the building lease for five years. This lease extension will expire in January 2021. We account for this lease as an operating lease; any improvements to the leased property are capitalized and classified as leasehold improvements.

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

Our backlog at the beginning of a period typically does not include all of the sales needed to achieve our sales objectives for that period. In addition, orders in backlog are subject to cancellation, shipment or system acceptance delays, and deferral or rescheduling by a customer with limited or no penalties. At July 4, 2015, system orders represented approximately 82% of our backlog. Consequently, our net sales and operating results for a period have been and will continue to be dependent upon our obtaining orders for systems to be shipped and accepted in the same period in which the order is received. Our business and financial results for a particular period could be materially adversely affected if an anticipated order for even one system is not received in time to permit shipment and system acceptance during that period. Furthermore, a substantial portion of our shipments has historically occurred near the end of each quarter. Delays in installation and system acceptance due to, for example, our inability to successfully demonstrate the agreed-upon specifications or criteria at the customer’s facility, or the failure of the customer to permit installation of the system in the agreed upon time, may cause net sales in a particular period to fall significantly below our expectations, which may materially adversely affect our operating results for that period. This risk is especially applicable in connection with the introduction and initial sales of a new product line or as a result of industry trends impacting our foundry customers, including a shift toward semiconductors utilizing new technology transistor architecture. Additionally, the failure to receive anticipated orders or delays in shipments due to, for example, rescheduling, delays, deferrals or cancellations by customers, additional customer configuration requirements, or to unexpected manufacturing difficulties or delays in deliveries by suppliers due to their long production lead times or otherwise, have caused and may continue to cause net sales in a particular period to fall significantly below our expectations and for our operating results to vary from period to period, materially adversely affecting our operating results for that period. In particular, the long manufacturing and acceptance cycles of our advanced packaging family of wafer steppers, laser thermal processing and inspection systems and the long lead time for lenses and other materials, could cause shipments and acceptances of such products to be delayed from one quarter to the next, which could materially adversely affect our financial condition and results of operations for a particular quarter.

Additionally, the need for continued expenditures for research and development, capital equipment, ongoing training and worldwide customer service and support, among other factors, will make it difficult for us to reduce our operating expenses in a particular period if we fail to achieve our net sales goals for the period.

Sales Summary

	Three Months Ended		Six Months Ended
	July 4, 2015	June 28, 2014	July 4, 2015	June 28, 2014
International sales	89%	68%	79%	66%
Domestic sales	11%	32%	21%	34%
Total sales	100%	100%	100%	100%

Semiconductor systems sales	93%	83%	83%	82%
Nanotechnology systems sales	7%	17%	17%	18%
Total systems sales	100%	100%	100%	100%

Net Sales

Second Quarter

	Three Months Ended
(In thousands, except percentages)	July 4, 2015	June 28, 2014	Amount of Change	Percentage Change
Sales of:
Products	$42,159	$33,403	$8,756	26%
Services	3,562	3,434	128	4%
Licenses	200	—	200	—%
Total net sales	$45,921	$36,837	$9,084	25%

Net sales consist of revenues from products (system, system upgrades, and spare parts sales), services, and licensing of technologies. Product sales increased 26% to $42.2 million for the three month period ended July 4, 2015, as compared to $33.4 million for the corresponding period of 2014. The $8.8 million increase was due to a $12.2 million increase in system sales, partially offset by a $2.6 million decrease in system upgrade sales and a $0.8 million decrease in parts sales.

On a product market application basis, systems sales and system upgrades to the semiconductor market increased $11.6 million to $34.4 million for the three month period ended July 4, 2015, as compared to $22.8 million for the corresponding period of 2014. The increase was primarily due to an increase in advanced packaging system sales partially offset by a decrease in laser processing system sales. Semiconductor industry sales consist of sales to the advanced packaging market, the laser processing applications market, the semiconductor and the semiconductor inspection market.

Nanotechnology market system sales were $2.7 million for the three month period ended July 4, 2015, as compared to $4.8 million for the corresponding period of 2014. The decrease in sales to the nanotechnology market of $2.1 million was primarily due to a decrease in HBLED system sales, partially offset by an increase in ALD system sales. System sales to the nanotechnology market are highly dependent on customer capacity demand in the industries we serve, including HBLEDs, ALD, thin film heads, automotive MEMS, LED/laser diodes, and ink jet print heads, and therefore, we expect to experience significant variations in sales to this market from period to period.

Services sales for the three month period ended July 4, 2015 increased by $0.2 million to $3.6 million, as compared to $3.4 million for the corresponding period of 2014.

License sales were $0.2 million for the three month period ended July 4, 2015, as compared to zero for the corresponding period of 2014. License revenue results from tool resales by our existing customers to third parties and from royalty arrangements. Pursuant to our license arrangements, such transactions are subject to a license fee based on units sold. Future revenues from licensing activities, if any, will be contingent upon existing and future licensing arrangements. We may not be successful in generating licensing revenues in the future and do not anticipate the recognition of significant levels of licensing income during the remainder of 2015.

For the three month period ended July 4, 2015, international sales increased $15.7 million to $40.7 million or 89% of total net sales, as compared to $25.0 million, or 68% of total net sales for the corresponding period of 2014. The increase in international sales for the three month period ended July 4, 2015 as compared to the corresponding period of 2014, consisted of an increase of $26.8 million in sales to Taiwan, partially offset by (i) a decrease in sales of $6.8 million to Korea, (ii) a decrease in sales of $3.8 million to the rest of Asia (other than Taiwan and Korea) and (iii) a decrease in sales of $1.0 million to Europe.

Our international revenue generally is not subject to significant exchange rate fluctuations, principally because sales contracts for our systems are generally denominated in U.S. dollars. In Japan, however, orders are sometimes denominated in Japanese yen. Yen denominated contracts subject us to the risk of currency fluctuations. We attempt to mitigate this risk by entering into foreign currency forward exchange contracts for the period between when an order is received and when it is recorded as revenue. After recording revenue, we use various mechanisms, such as natural hedges, to offset substantial portions of the gains or losses associated with our Japanese yen denominated receivables due to exchange rate fluctuations. We had approximately 342.8 million Japanese yen denominated receivables at July 4, 2015. International sales expose us to a number of additional risks, including fluctuations in the value of local currencies relative to the U.S. dollar, which impact the relative cost of ownership of our products and, thus, the customer’s willingness to purchase our product. (See Part II, Item 1A, “Risk Factors” herein).

Year-to-Date

	Six Months Ended
(In thousands, except percentages)	July 4, 2015	June 28, 2014	Amount of Change	Percentage Change
Sales of:
Products	$80,180	$60,969	$19,211	32%
Services	7,327	7,377	(50)	(1)%
Licenses	300	100	200	200%
Total net sales	$87,807	$68,446	$19,361	28%

Product sales increased 32% to $80.2 million for the six month period ended July 4, 2015, as compared to $61.0 million for the corresponding period of 2014. The $19.2 million increase was due to a $21.3 million increase in system sales and a $0.2 million increase in parts sales, partially offset by a $2.3 million decrease in system upgrade sales.

On a product market application basis, systems sales and system upgrades to the semiconductor market increased $16.5 million to $57.6 million for the six month period ended July 4, 2015, as compared to $41.1 million for the corresponding period of 2014. The increase was primarily due to an increase in advanced packaging system sales offset by a decrease in laser processing system sales.

Nanotechnology market system sales were $11.7 million for the six month period ended July 4, 2015, as compared to $9.2 million for the corresponding period of 2014. The increase in sales to the nanotechnology market of $2.5 million was due to an increase in both HBLED system sales and ALD system sales.

Services sales for the six month period ended July 4, 2015 decreased by $0.1 million to $7.3 million, as compared to $7.4 million for the corresponding period of 2014.

License sales were $0.3 million for the six month period ended July 4, 2015, as compared to $0.1 million for the corresponding period of 2014.

For the six month period ended July 4, 2015, international sales increased $24.7 million to $69.7 million or 79% of total net sales, as compared to $45.0 million, or 66% of total net sales for the corresponding period of 2014. The increase in international sales for the six month period ended July 4, 2015 as compared to the corresponding period of 2014, consisted of (i) an increase of $25.9 million in sales to Taiwan, (ii) an increase of $5.0 million in sales to Japan, (iii) an increase of $1.7 million in sales to Europe, and (iv) an increase of $1.0 million in sales to the rest of Asia (other than Taiwan, Japan and Korea). These increases were partially offset by a decrease of $9.3 million in sales to Korea.

Gross Profit

Second Quarter

On a comparative basis, gross margins increased to 47% for the three month period ended July 4, 2015, as compared to 45% for the corresponding period of 2014. Gross margins for the three month period ended July 4, 2015 benefited from a 3% increase in manufacturing efficiencies and a 2% improvement in service cost utilization, partially offset by a 2% decrease due to higher material costs caused by product mix and a 1% decrease related to other manufacturing costs.

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

Year-to-date

On a comparative basis, gross margins increased to 46% for the six month period ended July 4, 2015, as compared to 43% for the corresponding period of 2014. Gross margins for the six month period ended July 4, 2015 benefited from an 5% increase in manufacturing efficiencies and a 2% improvement in service cost utilization, offset by a 2% decrease due to higher material costs caused by product mix and a 2% decrease related to other manufacturing costs.

Operating Expenses

Second Quarter

	Three Months Ended
(In thousands, except percentages)	July 4, 2015	June 28, 2014	Amount of Change	Percentage Change
Research, development, and engineering	$7,993	$8,175	$(182)	(2)%
Selling, general, and administrative	12,015	12,418	(403)	(3)%
Total operating expenses	$20,008	$20,593	$(585)	(3)%

Research, development and engineering expenses for the three month period ended July 4, 2015 were $8.0 million, as compared to $8.2 million for the corresponding period of 2014. The $0.2 million decrease was due to a $0.2 million decrease in manufacturing support costs and a $0.1 million decrease in employee benefit costs, partially offset by a $0.1 million increase in stock-based compensation expense. As a percentage of net sales, research, development and engineering expenses for the three months ended July 4, 2015 decreased to 17% from 22% for the corresponding period of 2014. This percentage decrease was primarily due to the increase in net sales experienced in the three month period ended July 4, 2015.

Selling, general, and administrative expenses for the three month period ended July 4, 2015 were $12.0 million, as compared to $12.4 million for the corresponding period of 2014. The $0.4 million decrease was due to (i) a $0.5 million decrease in selling costs, (ii) a $0.4 million decrease in stock-based compensation expense, and (iii) a $0.2 million decrease in other administrative costs, which was partially offset by an increase in legal fees of $0.7 million. As a percentage of net sales, selling, general and administrative expenses for the three month period ended July 4, 2015 decreased to 26% as compared to 34% for the corresponding period of 2014 due to the increase in net sales experienced in the three month period ended July 4, 2015 as well as an absolute dollar decrease in spending.

Year-to-date

	Six Months Ended
(In thousands, except percentages)	July 4, 2015	June 28, 2014	Amount of Change	Percentage Change
Research, development, and engineering	$16,417	$16,389	$28	—%
Selling, general, and administrative	24,058	24,384	(326)	(1)%
Total operating expenses	$40,475	$40,773	$(298)	(1)%

Research, development and engineering expenses for the six month period ended July 4, 2015 remained flat at $16.4 million, as compared to the corresponding period of 2014. Although the total remained relatively unchanged, there was a $0.3 million increase in stock-based compensation expense and a $0.3 million increase in sales support costs, which was offset by a $0.4 million decrease in research and development spend and a $0.2 million decrease in employee benefit costs. As a percentage of net sales, research, development and engineering expenses for the three months ended July 4, 2015 decreased to 19% from 24% for the corresponding period of 2014. This percentage decrease was primarily due to the increase in net sales experienced in the three month period ended July 4, 2015.

Selling, general, and administrative expenses for the six month period ended July 4, 2015 were $24.1 million, as compared to $24.4 million for the corresponding period of 2014. The $0.3 million decrease was due to (i) a $0.6 million decrease in sales support costs, (ii) a $0.4 million decrease in other administrative costs, and (iii) a $0.2 million decrease in stock-based compensation expense, which was partially offset by an increase in legal fees of $0.7 million and a $0.2 increase in employee benefit costs. As a percentage of net sales, selling, general and administrative expenses for the three month period ended July 4, 2015 decreased to 27% as compared to 36% for the corresponding period of 2014 primarily due to the increase in net sales experienced in the six month period ended July 4, 2015 as well as an absolute dollar decrease in spending.

Provision for Income Taxes

For the three month periods ended July 4, 2015 and June 28, 2014, we recorded an income tax benefit of an insignificant amount and $0.1 million. respectively. For the six month periods ended July 4, 2015 and June 28, 2014, we recorded an income tax provision of $0.3 million and an insignificant amount, respectively. The income tax provision recognized for the six month periods ended July 4, 2015 and June 28, 2014 resulted primarily from foreign income taxes.
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
Each quarter we assess the likelihood that we will be able to recover our deferred tax assets. We consider available evidence, both positive and negative, including historical levels of income, expectations and risks associated with estimates of future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance. As a result of our analysis, we concluded that it is more likely than not that, as of July 4, 2015, our net deferred tax assets will not be realized, with the exception of those in Japan and Taiwan. Therefore, we continue to provide a full valuation allowance against net deferred tax assets outside of Japan and Taiwan. It is possible that sometime in the next 12 months the positive evidence will be sufficient to release a material amount of our valuation allowance; however there is no assurance that this will occur.
We are subject to federal and state tax examinations for years 1999 forward and 1997 forward, respectively, by virtue of the tax attributes carrying forward from those years. We are also subject to audits in the foreign jurisdictions in which we operate for years 2003 and forward. There are no material income tax audits currently in progress as of July 4, 2015.

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operating activities was $18.0 million for the six month period ended July 4, 2015, as compared to $4.8 million net cash provided by operating activities during the comparable period of 2014. Net cash provided by operating activities during the six month period ended July 4, 2015 was attributable to $12.4 million provided from the net operating loss after adjustments for non-cash items such as stock-based compensation, depreciation and amortization and $5.6 million of net cash provided by changes of working capital assets and liabilities as described below.

Working capital sources of cash came from (a) a decrease in accounts receivable of $12.2 million, (b) a decrease in prepaid expenses and other current assets $0.7 million, and (c) an increase in other current liabilities of $0.6 million. Working capital uses of cash were due to (i) an increase in inventories of $4.9 million, (ii) a decrease in deferred product and services revenues of $1.7 million, (iii) a decrease in other liabilities of $0.9 million, (iv) a decrease in accounts payable of $0.3 million, and (v) an increase in other assets of $0.1 million.

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

During the six month period ended July 4, 2015, net cash used in investing activities of $9.6 million was attributable to net purchases of short-term investments of $7.8 million and capital expenditures of $1.8 million.

Net cash used in financing activities of $6.6 million during the six months ended July 4, 2015 was attributable to repurchase of common stock of $5.1 million, taxes paid for restricted stock units of $1.8 million, partially offset by proceeds received from the issuance of common stock and restricted stock units of $0.2 million.

At July 4, 2015, we had working capital of $338.9 million. Our principal source of liquidity has been cash provided by our operations and consisted primarily of $274.4 million in cash, cash equivalents and short-term investments, net of outstanding borrowings under our line of credit at July 4, 2015. Our cash, cash equivalents and short-term investments provides us with substantial financial flexibility in meeting our operating, investing and financing needs.

As of July 4, 2015, a total of $29.9 million of our cash, cash equivalents, and investments were held by foreign subsidiaries. Amounts held by foreign subsidiaries are generally subject to U.S. income taxation on repatriation to the United States. We currently have no plans to repatriate any foreign earnings back to the United States as we believe our future cash flows provided by our U.S. operations will meet our future U.S. liquidity needs.

We have a line of credit agreement with a brokerage firm. Under the terms of this agreement, we may borrow funds at a cost equal to the current Federal funds open rate plus 125 basis points (approximately 1.4% as of July 4, 2015). Certain of our cash, cash equivalents and marketable securities secure borrowings outstanding under this facility, but we are not restricted in the use of those assets. Funds are advanced to us under this facility in accordance with pre-determined advance rates based on the cash and securities held by us in this brokerage account. This agreement has no set expiration date and there are no loan covenants other than a collateral requirement. As of July 4, 2015, $5.1 million was outstanding under this facility, with a related collateral requirement of approximately $6.8 million of our cash, cash equivalents and short-term investments.

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

Interest Rate Risk

Our exposure to market risk due to potential changes in interest rates relates primarily to our investment portfolio, which consisted primarily of fixed interest rate instruments as of July 4, 2015. We maintain an investment policy designed to ensure the safety and preservation of our invested funds by limiting market risk and the risk of default.

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

As of July 4, 2015, we did not have any investments in mortgage backed or auction rate securities. However, we intend to closely monitor developments in the credit markets and make appropriate changes to our investment policy as we deem necessary or advisable. Based on our ability to liquidate our investment portfolio and our expected operating cash flows, we do not anticipate any liquidity constraints as a result of the current credit environment.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the six month period ended July 4, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Our revenues and operating results may fluctuate significantly from quarter to quarter due to a number of factors, not all of which are in our control. We manage our expense levels based in part on our expectations of future revenues, and a certain amount of those expenses are relatively fixed. As a result, a change in the timing of recognition of revenue or a change in margins can have a significant impact on our operating results in any particular quarter. Forecast uncertainty also makes it difficult for us to manage inventory levels. Factors that may cause our results of operations to fluctuate include, but are not limited to:

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

We experience competition in advanced packaging from various proximity aligner and stepper companies such as Canon Incorporated, ORC Manufacturing Co., Ltd., Rudolph Technologies, Inc. (“Rudolph”), Shanghai Micro Electronics Equipment Co., Ltd (“SMEE”), Suss Microtec AG (“Suss Microtec”), Ushio as well as from the secondary market from used projection and reduction stepper systems. In nanotechnology, we experience competition from contact, proximity and projection aligner companies, such as Nikon Engineering, SMEE, Suss Microtec and Ushio as well as other third party stepper suppliers. We expect our competitors in the lithography arena to continue to improve the performance of their current products and to introduce new products with improved price and performance characteristics. This could cause a decline in sales or loss of market acceptance of our steppers in our served markets, and thereby materially adversely affect our business, financial condition and results of operations. Enhancements to, or future generations of, competing products may be developed that offer superior cost of ownership and technical performance features.

With respect to our laser annealing technologies, marketed under the LSA101 and LSA201 product names, our primary millisecond anneal competition comes from companies such as Dainippon Screen Manufacturing Co., Ltd., Applied Materials, Inc. (“Applied Materials”) and Mattson Technology, Inc. Some of these companies offer products utilizing Rapid Thermal Processing (“RTP”), which is the current prevailing manufacturing technology. RTP does not prevent semiconductor device manufacturers from scaling the lateral dimensions of their transistors to obtain improved performance, but diffusion resulting from the time scales associated with RTP limits the vertical dimension of the junctions. Faster annealing times result in shallower and more abrupt junctions and faster transistors. We believe that RTP manufacturers and semiconductor chip companies recognize the need to reduce thermal cycle times and are working toward this goal. In July 2000, we licensed certain rights to our then existing laser thermal processing technology, with reservations, to a competing manufacturer of semiconductor equipment. We presently anticipate that this company and others intend to offer laser annealing tools to the semiconductor industry that will compete with our offerings.

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

As of July 4, 2015, we had outstanding options to purchase and outstanding restricted stock units for a total of 3.9 million shares of our common stock. Among other determinants, the market price of our stock has a major impact on the number of shares subject to outstanding stock options and restricted stock units that are included in the weighted-average shares used in determining our net income per share. During periods of extreme volatility, the impact of higher stock prices can have a materially dilutive effect on our net income per share. Additionally, shares subject to outstanding options and restricted stock units are excluded from the calculation of net income per share when we have a net loss or when the exercise price and the average unrecognized compensation cost of the stock option or restricted stock unit is greater than the average market price of our common stock, as the impact of the stock options or restricted stock units would be anti-dilutive.

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

Historically, we have sold a substantial portion of our systems to a limited number of customers. In the three month period ended July 4, 2015, our top five customers accounted for 82% of our system sales compared to 69% in the corresponding period of 2014. We expect that sales to a relatively few customers will continue to account for a high percentage of our net sales in the foreseeable future and believe that our financial results depend in significant part upon the success of these major customers and our ability to meet their future capital equipment needs and their product requirements. Although the composition of the group comprising our largest customers may vary from period to period, the loss of a significant customer or any reduction in orders by a significant customer, including reductions due to market, economic or competitive conditions in the semiconductor, semiconductor packaging, semiconductor inspection or nanotechnology industries or in the industries that manufacture products utilizing integrated circuits, thin film heads or other nanotechnology components, would likely have a material adverse effect on our business, financial condition and results of operations. Our ability to maintain or increase our sales in the future depends, in part, on our ability to obtain orders from new customers as well as the financial condition and success of our existing customers, the semiconductor and nanotechnology industries and the economy in general.

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

On a market application basis, sales to the semiconductor industry, primarily for advanced packaging applications and laser thermal processing applications accounted for 93% of our systems revenue for the three month period ended July 4, 2015 as compared to 83% of our systems revenue for the corresponding period in 2014. We had $2.7 million of sales to nanotechnology manufacturers, including micro systems, thin film head, ALD and optical device manufacturers for the three month period ended July 4, 2015, as compared to $4.8 million in sales for the corresponding period of 2014. Systems revenue from the nanotechnology sector accounted for 7% of systems revenue for the three month period ended July 4, 2015, as compared to 17% of systems revenue for the corresponding period in 2014. Our future operating results and financial condition would be materially adversely impacted by a downturn in any of these industries, or by loss of market share in any of these industries. A growing percentage of our backlog of system orders is comprised of laser thermal processing tools. As our laser thermal processing tools are used for the continuation of reduced device geometries and customers seldom provide us with their future technical requirements, these tools may not meet all customers’ requirements upon initial delivery and installation at the customer’s facility. As a result, system acceptance of the tool could be delayed while we perform testing and attempt to meet their requirements, or the order could be cancelled if we are unable to meet those requirements. Should significant demand not materialize, due to technical, production, market or other factors, our business, financial position and results of operations would be materially adversely impacted.

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

International sales accounted for approximately 89% of total net sales for the three month period ended July 4, 2015, as compared to 68% of total net sales for the corresponding period of 2014. We anticipate that international sales will continue to account for a significant portion of total net sales. Although we generally transact our international sales in U.S. dollars, international sales expose us to a number of additional risk factors, including fluctuations in the value of local currencies relative to the U.S. dollar, which, in turn, impact the relative cost of ownership of our products and may further impact the purchasing ability of our international customers. We have direct sales operations in Japan and orders are often denominated in Japanese yen. This may subject us to a higher degree of risk from currency fluctuations. We attempt to mitigate this exposure through foreign currency hedging. We are also subject to the risks associated with the imposition of legislation and regulations relating to the import or export of semiconductors and nanotechnology products. We cannot predict whether the United States or any other country will implement changes to quotas, duties, taxes or other charges or restrictions upon the importation or exportation of our products. These factors, or the adoption of restrictive policies, may have a material adverse effect on our business, financial condition and results of operations. Additionally, by having a significant portion of our sales occur internationally, we are continually exposed to political and economic instability; difficulties in accounts receivable collections; reduced protection of intellectual property; natural disasters; difficulties in staffing and managing foreign subsidiary and branch operations; and potentially adverse tax consequences.

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

Although we attempt to protect our intellectual property rights through patents, copyrights, trade secrets and other measures, we believe that our success will depend more upon the innovation, technological expertise and marketing abilities of our employees. Nevertheless, we have a policy of seeking patents when appropriate on inventions resulting from our ongoing research and development and manufacturing activities. Our intellectual property portfolio has 1,032 patents and patent applications with expiration dates ranging from October 2015 to August 2033. In addition, we have various registered trademarks and copyright registrations covering mainly applications used in the operation of our systems. We also rely upon trade secret protection for our confidential and proprietary information. We may not be able to protect our technology adequately and competitors may be able to develop similar technology independently. Our pending patent applications may not be issued or U.S. or foreign intellectual property laws may not protect our intellectual property rights. In addition, litigation may be necessary to enforce our patents, copyrights or other intellectual property rights, to protect our trade secrets, to determine the validity and scope of the proprietary rights of others or to defend against claims of infringement. Such litigation has resulted in, and in the future could result in, substantial costs and diversion of resources and could have a material adverse effect on our business, financial condition and results of operations, regardless of the outcome of the litigation. Patents issued to us may be challenged, invalidated or circumvented and the rights granted thereunder may not provide competitive advantages to us. Furthermore, others may independently develop similar technology or products, or, if patents are issued to us, design around the patents issued to us. Invalidation of our patents related to those technologies, or the expiration of patents covering our key technologies, could allow our competitors to more effectively compete against us, which could result in less revenue for us.

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

As of July 4, 2015, we had $279.5 million in cash, cash equivalents and short-term investments. We maintain an investment portfolio of cash equivalents and short-term investments in commercial paper and U.S. government-backed securities. These investments are subject to general credit, liquidity, and market and interest rate risks. Substantially all of these securities are subject to interest rate and credit risk and will decline in value if interest rates increase or one or more of the issuers’ credit ratings is reduced. As a result of any of the foregoing, we may experience a reduction in value or loss of liquidity of our investments, which may have a negative adverse effect on our results of operations, liquidity and financial condition. We follow an established investment policy and set of guidelines to monitor, manage and limit our exposure to interest rate and credit risk. The policy sets forth credit quality standards and limits our exposure to any one issuer, as well as our maximum exposure to various asset classes.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

Common stock repurchase activity under our publicly announced stock repurchase plan was as follows:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased Under Publicly Announced Plan or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased
Amount available at October 27, 2014				$100,000,000
Quarter ended December 31, 2014	1,000,000	$19.27	1,000,000	$80,730,000
Quarter ended April 4, 2015	—	$—	—	$80,730,000
Quarter ended July 4, 2015	250,000	$20.31	250,000	$75,652,000
Total	1,250,000	$19.48	1,250,000

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
10.31
Fourth Amendment to Lease dated, as of July 21, 2015, by and among Metropolitan Life Insurance Company, a New York corporation, Metlife Insurance Company USA, a Delaware corporation, General American Insurance Company, a Missouri corporation, Tenants-in-Common, and Ultratech, Inc., a Delaware corporation.

10.33(e)	Long-Term Cash Award Agreement with Arthur Zafiropoulo.
10.34(e)	Long-Term Cash Award Agreement with Bruce Wright.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
31.1	Certification of Chief Executive Officer required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
 ____________________

(a)	Previously filed with our Quarterly Report on Form 10-Q for the quarter ended June 28, 2003 (Commission File No. 0-22248) and incorporated herein by reference.

(b)	Previously filed with our Quarterly Report on Form 10-Q for quarter ended October 3, 2009 (Commission File No. 0-22248) and incorporated herein by reference.

(c)	Previously filed with our Quarterly Report on Form 10-Q for the quarter ended June 29, 2013 (Commission File No. 0-22248) and incorporated herein by reference.

(d)	Previously filed with our Current Report on Form 8-K filed on April 17, 2012 (Commission File No. 0-22248) and incorporated herein by reference.

(e)	Previously filed with our Quarterly Report on Form 10-Q for the quarter ended April 4, 2015 (Commission File No. 0-22248) and incorporated herein by reference.

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

ULTRATECH, INC. (Registrant)

Date:	July 31, 2015	By:	/s/ BRUCE WRIGHT
Bruce Wright
Senior Vice President, Finance and Chief Financial Officer (Duly Authorized Officer and Principal Financial and Accounting Officer)

EXHIBIT INDEX

3.1(a)	Amended and Restated Certificate of Incorporation of the Company, filed October 6, 1993.
3.1.1(a)	Certificate of Amendment of the Amended and Restated Certificate of Incorporation of the Company, filed May 17, 1995.
3.1.2(a)	Certificate of Amendment of the Amended and Restated Certificate of Incorporation of the Company, filed June 17, 1998.
3.1.3(a)	Certificate of Amendment of the Amended and Restated Certificate of Incorporation of the Company, filed June 20, 2003.
3.1.4(b)	Certificate of Amendment of the Amended and Restated Certificate of Incorporation of the Company, filed August 31, 2009.
3.1.5(c)	Certificate of Amendment of the Amended and Restated Certificate of Incorporation of the Company, filed August 6, 2012
3.2(d)	Amended and Restated Bylaws of the Registrant, as amended.
10.31
Fourth Amendment to Lease dated, as of July 21, 2015, by and among Metropolitan Life Insurance Company, a New York corporation, Metlife Insurance Company USA, a Delaware corporation, General American Insurance Company, a Missouri corporation, Tenants-in-Common, and Ultratech, Inc., a Delaware corporation.

10.33(e)	Long-Term Cash Award Agreement with Arthur Zafiropoulo.
10.34(e)	Long-Term Cash Award Agreement with Bruce Wright.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
31.1	Certification of Chief Executive Officer required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
 ______________________

(a)	Previously filed with our Quarterly Report on Form 10-Q for the quarter ended June 28, 2003 (Commission File No. 0-22248) and incorporated herein by reference.

(b)	Previously filed with our Quarterly Report on Form 10-Q for the quarter ended October 3, 2009 (Commission File No. 0-22248) and incorporated herein by reference.

(c)	Previously filed with our Quarterly Report on Form 10-Q for the quarter ended June 29, 2013 (Commission File No. 0-22248) and incorporated herein by reference.

(d)	Previously filed with our Current Report on Form 8-K on April 17, 2012 (Commission File No. 0-22248) and incorporated herein by reference.

(e)	Previously filed with our Quarterly Report on Form 10-Q for the quarter ended April 4, 2015 (Commission File No. 0-22248) and incorporated herein by reference.

*
Exhibit 32.1 is being furnished and shall not be deemed to be filed for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, nor shall such exhibit be deemed to be incorporated by reference in any registration statement or other document filed under the Securities Act, or the Exchange Act, except as otherwise stated in such filing.