Form 10-Q
period 2015-10-03
ULTRATECH INC
filed 2015-10-30
CIK 909791

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
——————————————————
FORM 10-Q
——————————————————
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 3, 2015

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

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐     No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding as of October 2, 2015
common stock, $0.01 par value	26,431,971

ULTRATECH, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

ULTRATECH, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)	October 3, 2015	December 31, 2014*
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$88,898	$67,988
Short-term investments	170,503	201,742
Accounts receivable, net	30,829	44,217
Inventories, net	62,409	51,859
Prepaid expenses and other current assets	4,442	5,774
Total current assets	357,081	371,580
Property, plant, and equipment, net	18,526	20,926
Intangible assets, net	12,711	13,995
Other assets	10,056	11,017
Total assets	$398,374	$417,518
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Notes payable	$5,120	$5,120
Accounts payable	14,366	12,086
Deferred product and services income	5,102	8,638
Other current liabilities	12,226	11,302
Total current liabilities	36,814	37,146
Other liabilities	13,646	15,252
Stockholders’ equity	347,914	365,120
Total liabilities and stockholders’ equity	$398,374	$417,518
__________________
*     The balance sheet as of December 31, 2014 has been derived from the audited financial statements at that date.
See accompanying notes to unaudited condensed consolidated financial statements

ULTRATECH, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Nine Months Ended
(In thousands, except per share amounts)	October 3, 2015	September 27, 2014	October 3, 2015	September 27, 2014
Net sales:
Products	$30,026	$30,305	$110,206	$91,274
Services	3,089	3,338	10,416	10,715
Licenses	—	198	300	298
Total net sales	33,115	33,841	120,922	102,287
Cost of sales:
Cost of products sold	15,890	16,967	57,041	49,798
Cost of services	3,164	3,231	9,317	9,344
Total cost of sales	19,054	20,198	66,358	59,142
Gross profit	14,061	13,643	54,564	43,145
Operating expenses:
Research, development, and engineering	8,534	8,139	24,951	24,528
Selling, general, and administrative	11,095	11,828	35,153	36,212
Restructuring	769	—	769	—
Operating loss	(6,337)	(6,324)	(6,309)	(17,595)
Interest expense	(19)	(8)	(70)	(10)
Interest and other income (expense), net	280	(116)	467	306
Loss before income tax	(6,076)	(6,448)	(5,912)	(17,299)
Provision for income taxes	23	174	335	184
Net loss	$(6,099)	$(6,622)	$(6,247)	$(17,483)
Net loss per share - basic	$(0.22)	$(0.23)	$(0.23)	$(0.62)
Number of shares used in per share computations - basic	27,248	28,534	27,661	28,392
Net loss per share - diluted	$(0.22)	$(0.23)	$(0.23)	$(0.62)
Number of shares used in per share computations - diluted	27,248	28,534	27,661	28,392
See accompanying notes to unaudited condensed consolidated financial statements

ULTRATECH, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited)

	Three Months Ended		Nine Months Ended
(In thousands)	October 3, 2015	September 27, 2014	October 3, 2015	September 27, 2014
Net loss	$(6,099)	$(6,622)	$(6,247)	$(17,483)
Other comprehensive income (loss), net of tax:
Change in unrealized gain (loss) on investments	65	12	107	(30)
Change in minimum post retirement benefits obligation	5	2	109	6
Change in cash flow hedges	—	—	—	(40)
Other comprehensive income (loss)	70	14	216	(64)
Total comprehensive loss	$(6,029)	$(6,608)	$(6,031)	$(17,547)
See accompanying notes to unaudited condensed consolidated financial statements

ULTRATECH, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended
(In thousands)	October 3, 2015	September 27, 2014
Cash flows from operating activities:
Net loss	$(6,247)	$(17,483)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	4,830	4,661
Amortization of intangibles and other	1,595	1,964
Amortization of security premium	(110)	(293)
Gain on disposal of equipment	—	9
Stock-based compensation	11,858	12,170
Changes in operating assets and liabilities:
Accounts receivable	13,388	2,768
Inventories	(9,987)	(8,108)
Prepaid expenses and other current assets	1,333	(431)
Other assets	(191)	886
Accounts payable	2,280	6,730
Deferred product and services income	(3,536)	1,228
Other current liabilities	924	(4,603)
Other liabilities	(1,601)	155
Net cash provided by (used in) operating activities	14,536	(347)
Cash flows from investing activities:
Capital expenditures	(2,095)	(1,764)
Purchase of investments in securities	(153,551)	(189,023)
Proceeds from maturities of investments	185,052	174,287
Net cash provided by (used in) investing activities	29,406	(16,500)
Cash flows from financing activities:
Proceeds from notes payable	15,360	15,360
Repayment of notes payable	(15,360)	(15,360)
Proceeds from issuance of common stock for stock option exercises	262	2,676
Tax payment for issuance of common stock from release of restricted stock units	(1,856)	(2,876)
Repurchase of common stock	(21,438)	—
Net cash used in financing activities	(23,032)	(200)
Net increase (decrease) in cash and cash equivalents	20,910	(17,047)
Cash and cash equivalents at beginning of period	67,988	93,550
Cash and cash equivalents at end of period	$88,898	$76,503
Supplemental disclosures of cash flow information:
Other non-cash changes:
Systems transferred from inventory to equipment and other assets, net	$817	$258

Capital lease of equipment	$—	$2,460
See accompanying notes to unaudited condensed consolidated financial statements

Ultratech, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
October 3, 2015

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

We supply step-and-repeat photolithography systems based on one-to-one imaging technology. Within the semiconductor industry, we target the market for advanced packaging applications. Our laser thermal processing equipment is targeted at advanced annealing applications within the semiconductor industry. Within the nanotechnology industry, our target markets include thin film head magnetic recording devices, ink jet print heads, laser diodes and HBLEDs and atomic layer deposition. Our in-line wafer inspection system provides the flexibility to address a wide range of applications including improved overlay control and enhanced yield.

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

Our third fiscal quarters covered by this report ended on October 3, 2015 and September 27, 2014. All references to the quarter or the three month period refer to our third fiscal quarter. Our fiscal year ends on December 31.

Operating results for the three and nine month periods ended October 3, 2015 are not necessarily indicative of the results that may be expected for the year ending December 31, 2015, or any future periods.

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

Costs related to deferred product revenues are capitalized (deferred) and recognized at the time of revenue recognition. Deferred product revenue and costs are netted on our balance sheet, under the caption “deferred product and services income.” The gross amount of deferred revenues and deferred costs at October 3, 2015 was $5.7 million and $0.6 million, respectively, as compared to $9.8 million and $1.2 million, respectively, at December 31, 2014.

Costs incurred for shipping and handling are included in cost of sales.

(3) Stock-Based Compensation

Stock-based compensation expense recognized under ASC Topic 718, Compensation – Stock Compensation (“ASC 718”), for employees and directors and the effect on our Condensed Consolidated Statements of Operations were as follows:

	Three Months Ended		Nine Months Ended
(In thousands)	October 3, 2015	September 27, 2014	October 3, 2015	September 27, 2014
Cost of sales	$257	$185	$701	$583
Research, development, and engineering	802	697	2,462	2,036
Selling, general and administrative expenses	2,600	3,221	8,695	9,551
Total stock-based compensation expense	$3,659	$4,103	$11,858	$12,170

Stock-based compensation cost capitalized as part of inventory during the three month periods ended October 3, 2015 and September 27, 2014 was $0.1 million and insignificant, respectively. Stock-based compensation cost capitalized as part of inventory during the nine month periods ended October 3, 2015 and September 27, 2014 was insignificant in each period.

As required by ASC 718, we estimate expected forfeitures and recognize compensation costs only for those equity awards expected to vest. As of October 3, 2015, there was $36.8 million of total unrecognized compensation cost related to non-vested stock-based compensation arrangements granted under our 1993 Stock Option Plan/Stock Issuance Plan, as amended (the “1993 Plan”). The costs related to stock options and restricted stock units are expected to be recognized over a weighted average period of 3.2 years.

The 1993 Plan provides for the grant of stock-based awards to our eligible employees, consultants and advisers and non-employee directors. As of October 3, 2015, there were 0.3 million shares reserved for future awards under the 1993 Plan.

We used the following weighted-average assumptions to estimate the fair value of our stock options granted:

	Three Months Ended		Nine Months Ended
	October 3, 2015	September 27, 2014	October 3, 2015	September 27, 2014
Expected life (in years)	5.9	5.9	5.9	5.9
Risk-free interest rate	1.8%	1.7%	1.7%	1.6%
Volatility	43%	47%	43%	47%
Dividend yield	—%	—%	—%	—%

Our equity awards granted during the three and nine month periods ended October 3, 2015 and the corresponding periods of 2014 were granted with vesting terms of 50 months.

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

During the three month period ended October 3, 2015, we repurchased a total of 1,000,000 shares of common stock at an average cost per share of $16.36, inclusive of commissions, under the stock repurchase plan for a total purchase price of

$16.4 million. For the nine month period ended October 3, 2015, we repurchased a total of 1,250,000 shares of common stock at an average cost per share of $17.15, inclusive of commissions, under the stock repurchase plan for a total purchase price of $21.4 million.

As of October 3, 2015, we have repurchased a total of 2,250,000 shares of common stock at an average cost per share of $18.09, inclusive of commissions, under the stock repurchase plan. The total purchase price of $40.7 million was reflected as an increase to treasury stock resulting in a reduction to stockholder’s equity.

(5) Basic and Diluted Net Income (Loss) Per Share

The following table sets forth the computation of basic and diluted net loss per share:

	Three Months Ended		Nine Months Ended
(In thousands, except per share amounts)	October 3, 2015	September 27, 2014	October 3, 2015	September 27, 2014
Numerator:
Net loss	$(6,099)	$(6,622)	$(6,247)	$(17,483)
Denominator:
Basic weighted-average shares outstanding	27,248	28,534	27,661	28,392
Diluted weighted-average shares outstanding	27,248	28,534	27,661	28,392

Net loss per share - basic	$(0.22)	$(0.23)	$(0.23)	$(0.62)

Net loss per share - diluted	$(0.22)	$(0.23)	$(0.23)	$(0.62)

The dilutive effect of outstanding options and restricted stock units is reflected in diluted net income per share, but not diluted net loss per share, by application of the treasury stock method, which includes consideration of stock-based compensation required by U.S. GAAP.

For the three and nine month periods ended October 3, 2015, a total of 3.2 million and 3.1 million, shares of common stock, subject to outstanding options and restricted stock units, respectively were excluded from the computation of diluted net loss per share as the resulting effect would have been anti-dilutive, as compared to a total of 2.8 million and 2.7 million shares of common stock subject to outstanding options and restricted stock units, which were excluded from the computation of diluted net loss per share for the three and nine month periods ended September 27, 2014, respectively.

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

We measure certain financial assets and liabilities at fair value on a recurring basis, including available-for-sale securities and foreign currency derivatives. The fair value of certain financial assets and liabilities was determined using the following inputs:

	Fair Value Measurements at October 3, 2015
(In thousands)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available-for-sale securities(1)
Commercial paper	$9,998	$—	$9,998	$—
Money market funds	23,933	23,933	—	—
U.S. treasury bills and notes	34,968	34,968	—	—
Securities and obligations of U.S. government agencies	145,936	—	145,936	—
	214,835	58,901	155,934	—
Foreign currency derivatives(2)	4	—	4	—
Foreign currency derivatives(3)	(51)	—	(51)	—
	$214,788	$58,901	$155,887	$—

	Fair Value Measurements at December 31, 2014
(In thousands)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available-for-sale securities(1)
Commercial paper	$9,998	$—	$9,998	$—
Money market funds	26,456	26,456	—	—
U.S. treasury bills and notes	3,919	3,919	—	—
Securities and obligations of U.S. government agencies	187,825	—	187,825	—
	228,198	30,375	197,823	—
Foreign currency derivatives(2)	61	—	61	—
Foreign currency derivatives(3)	(4)	—	(4)	—
	$228,255	$30,375	$197,880	$—
________________

(1)	Included in cash and cash equivalents and short-term investments on our condensed consolidated balance sheets. See “Investments” in Note 7 for further details.

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

(7) Investments

We classified all of our investments as "available for sale" as of October 3, 2015 and December 31, 2014. Accordingly, we state our investments at estimated fair value. Fair values are determined based on quoted market prices or pricing models using current market rates. We deem all investments to be available to meet current working capital requirements. The cost of securities sold was determined based on the specific identification method.

The following table summarizes our investments:

	October 3, 2015				December 31, 2014
	Amortized Cost	Accumulated Other Comprehensive Income		Estimated Fair Value	Amortized Cost	Accumulated Other Comprehensive Income		Estimated Fair Value
Available-for-sale securities (in thousands)		Gains	Losses			Gains	Losses
Commercial paper	$9,998	$—	$—	$9,998	$9,998	$—	$—	$9,998
Money market funds	23,933	—	—	23,933	26,456	—	—	26,456
U.S. treasury bills and notes	34,935	33	—	34,968	3,918	1	—	3,919
Securities and obligations of U.S. government agencies	145,936	59	59	145,936	187,947	4	126	187,825
Total	$214,802	$92	$59	$214,835	$228,319	$5	$126	$228,198

The following table identifies the balance sheet classifications of our investments:

(In thousands)	October 3, 2015	December 31, 2014
Cash equivalents	$44,332	$26,456
Short-term investments	170,503	201,742
Investments, at estimated fair value	$214,835	$228,198

The gross amortized cost and estimated fair value of our investments at October 3, 2015 and December 31, 2014, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because the issuers of the securities may have the right to prepay obligations without prepayment penalties.

	October 3, 2015		December 31, 2014
(In thousands)	Gross Amortized Cost	Fair Value	Gross Amortized Cost	Fair Value
Due in one year or less	$179,802	$179,807	$183,317	$183,234
Due after one year through five years	35,000	35,028	45,002	44,964
Total	$214,802	$214,835	$228,319	$228,198

The following table provides the breakdown of the cash equivalents and investments with unrealized losses at October 3, 2015:

	In Loss Position for Less Than 12 Months		Total
(In thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Securities and obligations of U.S. government agencies	16,145	59	16,145	59
Total	$16,145	$59	$16,145	$59

The following table provides the breakdown of the cash equivalents and investments with unrealized losses at December 31, 2014:

	In Loss Position for Less Than 12 Months		Total
(In thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Securities and obligations of U.S. government agencies	$152,784	$126	$152,784	$126
Total	$152,784	$126	$152,784	$126

We review our investment portfolio regularly for impairment. A security is considered impaired when its fair value is less than its cost basis. If we intend to sell an impaired debt security or it is more likely than not that we will be required to sell it prior to recovery of its amortized cost basis, and other-than-temporary-impairment (“OTTI”) is deemed to have occurred. In these instances, the OTTI loss is recognized in earnings equal to the entire difference between the debt security’s amortized cost basis and its fair value at the balance sheet date.

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

We have not recorded any OTTI on our investments for the three and nine month periods ended October 3, 2015 or for the corresponding periods of 2014.

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

The fair value of derivative instruments recorded in our Condensed Consolidated Balance Sheets is as follows:

		Fair Value as of
(In thousands)	Balance Sheets Location	October 3, 2015	December 31, 2014
Foreign exchange contracts	Other current assets	$4	$61
	Other current liabilities	(51)	(4)
Total derivatives		$(47)	$57

Our derivative financial instruments are subject to both credit and market risk. Credit risk is the risk of loss due to failure of a counterparty to perform its obligations in accordance with contractual terms. Market risk is the potential change in an investment’s value caused by fluctuations in interest and currency exchange rates, credit spreads or other variables. We monitor the credit-worthiness of the financial institutions that are counterparties to our derivative financial instruments and do not consider the risks of counterparty nonperformance to be material. Credit and market risks, as a result of an offset by the underlying assets being hedged, related to derivative instruments were not considered material at October 3, 2015 and December 31, 2014.

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

There were no outstanding cash flow hedges at October 3, 2015 and December 31, 2014.

Balance Sheet Derivatives

We manage the foreign currency risk associated with Japanese yen denominated assets and liabilities using foreign exchange forward contracts. The change in fair value of these derivatives is recognized as a component of interest and other income (expense), net and is intended to offset the remeasurement gains and losses associated with the non-functional currency denominated assets and liabilities. At October 3, 2015, we had one currency buy-forward contract for the purchase of 32.8 million Japanese yen, or approximately $0.3 million and one currency sell-forward contract for the sale of 404.0 million Japanese yen, or approximately $3.3 million.

The following sets forth the effect of the foreign exchange contracts derivative instruments on our Condensed Consolidated Statements of Operations:

(In thousands)	Three Months Ended		Nine Months Ended
Location of Gain/(Loss) Recognized on Derivatives in Statements of Operations	October 3, 2015	September 27, 2014	October 3, 2015	September 27, 2014
Interest and other income (expense), net	$6	$28	$16	$23

(9) Inventories, net

Inventories consisted of the following:

(In thousands)	October 3, 2015	December 31, 2014
Raw materials	$22,963	$17,848
Work-in-process	16,954	12,377
Finished products	22,492	21,634
Balance, end of the period	$62,409	$51,859

(10) Notes Payable

We have a line of credit agreement with a brokerage firm. Under the terms of this agreement, we may borrow funds at a cost equal to the current Federal funds open rate plus 125 basis points (approximately 1.4% as of October 3, 2015). Funds are advanced to us under this facility based on pre-determined advance rates on the cash and securities held by us in this brokerage account. Under this facility, we may borrow up to 75% of our total cash, cash equivalents and investments balance in this brokerage account with no restriction in the use of those assets. This agreement has no set expiration date and there are no loan covenants, other than the aforementioned collateral requirement. At October 3, 2015 and December 31, 2014, a total of $5.1 million was outstanding under this facility, with a related collateral requirement of approximately $6.8 million of our cash, cash equivalents and investments.

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

Changes in our deferred service revenue were as follows:

	Three Months Ended		Nine Months Ended
(In thousands)	October 3, 2015	September 27, 2014	October 3, 2015	September 27, 2014
Balance, beginning of the period	$4,767	$4,212	$5,233	$5,499
Additions	626	1,533	2,848	2,511
Revenue recognized	(893)	(1,070)	(3,581)	(3,335)
Balance, end of the period	$4,500	$4,675	$4,500	$4,675
Balance sheets classification
Deferred service income-short term	$4,393	$3,732
Deferred service income-long term	107	943
Balance, end of the period	$4,500	$4,675
Other current liabilities

Other current liabilities consisted of the following:

(In thousands)	October 3, 2015	December 31, 2014
Salaries and benefits	$6,438	$6,619
Warranty accrual	1,597	1,501
Advanced billings	238	202
Capital lease, current portion	825	796
Other	3,128	2,184
Balance, end of the period	$12,226	$11,302

Warranty Accrual

We generally warrant our new and refurbished products for material and labor to repair the product for periods of twelve months and three months, respectively, from the date of system acceptance. Accordingly, an accrual for the estimated cost of the warranty is recorded at the time the product is shipped. Extended warranty terms, if granted, result in deferral of revenue equating to our standard pricing for similar service contracts. Recognition of the related warranty cost is deferred until product revenue is recognized. Factors that affect our warranty liability include the number of installed units, historical and anticipated rates of warranty claims and cost per claim. We periodically assess the adequacy of our recorded warranty liabilities and adjust the amounts as necessary. We believe our warranty accrual as of October 3, 2015 is sufficient to satisfy our outstanding obligations as of that date.

Changes in our warranty accrual were as follows:

	Three Months Ended		Nine Months Ended
(In thousands)	October 3, 2015	September 27, 2014	October 3, 2015	September 27, 2014
Balance, beginning of the period	$1,766	$1,083	$1,501	$1,142
Liabilities accrued for warranties issued	356	527	1,419	1,205
Warranty claims paid and utilized	(688)	(491)	(1,806)	(1,493)
Changes in accrued warranty liabilities	163	162	483	427
Balance, end of the period	$1,597	$1,281	$1,597	$1,281

(12) Other Liabilities

Other liabilities consisted of the following:

(In thousands)	October 3, 2015	December 31, 2014
Deferred compensation	$5,029	$4,919
Long-term income taxes payable	2,526	2,526
Asset retirement obligation	2,504	2,397
Post-retirement medical obligation	2,320	2,255
Long-term capital lease	716	1,406
Deferred service income-long term	107	1,051
Deferred income tax liabilities - long term	109	224
Other	335	474
Balance, end of the period	$13,646	$15,252

(13) Accumulated Other Comprehensive Income (Loss)

Accumulated other comprehensive income (loss), net of tax, is comprised of the following items:

(In thousands)	Investments	Post Retirement Obligations	Total
Balance as of December 31, 2014	$(121)	$(1,138)	$(1,259)
Other comprehensive income before reclassifications	107	—	107
Amounts reclassified from accumulated OCI	—	109	109
Net other comprehensive income	$107	$109	$216
Balance as of October 3, 2015	$(14)	$(1,029)	$(1,043)

Amounts reclassified from accumulated OCI for the nine month period ended October 3, 2015 are as follows:

(In thousands)
Post Retirement Obligations	Amount	Statement of Operations Presentation
Service cost	$(109)	Selling, general, and administrative
Total reclassifications for the period	$(109)	Net of tax

(14) Employee Benefit Plans

Employee bonus plans

We currently sponsor an executive incentive bonus plan that pays cash awards to employees based on the achievement of predetermined targets. We recorded a charge of $0.3 million and $1.1 million under this bonus plan for the three and nine month periods ended October 3, 2015, respectively, as compared to $0.3 million and $1.1 million for the corresponding periods of 2014.

Employee savings and retirement plans

We sponsor a 401(k) employee salary deferral plan that allows voluntary contributions by all full-time employees up to the Internal Revenue Service limits of their pretax earnings. We may also make matching contributions to this plan at our discretion. Employees are eligible for the matching plan if they contribute at least 2% of their compensation. Our contributions, when made, are limited to a maximum of 3% of the employee’s compensation if the Company exceeds certain income levels. We made no contributions to this plan during the three and nine month periods ended October 3, 2015 and September 27, 2014.

We also sponsor an executive non-qualified deferred compensation plan (the "Plan") that allows qualifying executives to defer current cash compensation. As of October 3, 2015, Plan assets of $4.2 million, representing the cash surrender value of life insurance policies held by us and liabilities of $5.0 million were included in our Consolidated Balance Sheets under the captions “Other assets” and “Other liabilities,” respectively. The related Plan expenses for each of the three and nine month periods ended October 3, 2015 and September 27, 2014 were insignificant.

Post-retirement benefits

We have committed to providing and fully paying for lifetime postretirement medical and dental benefits to our Chief Executive Officer, our Chief Financial Officer and their respective spouses, commencing after retirement. We recorded net periodic benefit costs of an insignificant amount and $0.1 million for the three and nine month periods ended October 3, 2015, respectively, as compared to an insignificant amount for the corresponding periods of 2014.

(15) Income Taxes

For the three month periods ended October 3, 2015 and September 27, 2014, we recorded an income tax provision of an insignificant amount and $0.2 million, respectively. For the nine month periods ended October 3, 2015 and September 27, 2014, we recorded an income tax provision of $0.3 million and $0.2 million, respectively. The income tax provision recognized for the nine month periods ended October 3, 2015 and September 27, 2014 resulted primarily from foreign income taxes.
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
We currently have a full valuation allowance against our U.S. net deferred tax asset. We continue to monitor the relative weight of positive and negative evidence of future profitability in relevant jurisdictions. As of October 3, 2015, we have determined that the following negative evidence outweighs the positive evidence such that it is not more likely than not that we will generate sufficient taxable income in the relevant jurisdictions to utilize our deferred tax assets and release the associated valuation allowance:

•	Net loss for the year ending December 31, 2014 and the nine month period ending October 3, 2015,

•	Movement of certain product manufacturing to Singapore, resulting in reduced U.S. taxable income,

•	Inherent earnings volatility of our industry resulting in our inability to forecast long term earnings, and

•	Usage limitations resulting in a longer period being required to realize our deferred tax assets.

As a result of our analysis, we concluded that it is more likely than not that, as of October 3, 2015, our net deferred tax assets will not be realized, with the exception of those in Japan and Taiwan. Therefore, we continue to provide a full valuation allowance against net deferred tax assets outside of Japan and Taiwan. We closely monitor available evidence, and as noted above, may release some or all of the valuation allowance in future periods.
We are subject to federal and state tax examinations for years 1999 forward and 1997 forward, respectively, by virtue of the tax attributes carrying forward from those years. We are also subject to audits in the foreign jurisdictions in which we operate for years 2003 and forward. There are no material income tax audits currently in progress as of October 3, 2015.

(16) Intangible Assets, net

As of October 3, 2015, the gross carrying amount of our intangible assets was $18.1 million and accumulated amortization was $5.4 million. The weighted average life of all our intangible assets was 9.1 years as of October 3, 2015. During the three and nine month periods ending October 3, 2015, our amortization expense for our intangible assets was $0.4 million and $1.3 million, as compared to $0.4 million and $1.3 million for the corresponding periods of 2014.

(17) Commitments and Contingencies

Commitments

In March 2010, we entered into a building lease agreement in preparation for the expansion of our manufacturing operations in Singapore. The initial term of the lease was three years, and the lease was accounted for as an operating lease. On August 15, 2012, we renegotiated this lease and entered into a new lease that will expire in June 2018. As of October 3, 2015, the minimum future lease payments to be made under this arrangement are $1.4 million.
In October 2013, we entered into a twenty-four month operating lease for equipment that will expire on December 14, 2015. As of October 3, 2015, the minimum future lease payments to be made under this agreement are $0.1 million.
In August 2014, we entered into a thirty-six month lease agreement for equipment valued at $2.5 million. At the end of the lease term, we have an option to purchase the leased equipment for a bargain purchase price. Accordingly, this lease is classified as a capital lease. The amortization of these leased assets is included with depreciation expense. As of October 3, 2015, the total amortization of the leased equipment is $0.5 million.

In July 2015, we entered into a lease amendment for our facilities in San Jose, California. The lease amendment is to extend the building lease for five years which will expire in January 2021. As of October 3, 2015, the minimum future lease payments to be made under the lease amendment are $12.6 million

The table below summarizes our capital and operating lease commitments as of October 3, 2015:

(In thousands)	Capital Leases	Operating Leases
For the years:
Remainder of 2015	$218	$665
2016	873	3,307
2017	582	3,333
2018	—	2,766
Thereafter	—	5,101
Total minimum lease payments	$1,673	$15,172

(18) Restructuring

During the three month period ended October 3, 2015, we made reductions in our workforce as part of our efforts to remain competitive in the current environment.  The restructuring costs for the three month period ended October 3, 2015 totaled $0.8 million and were related to severance and benefits for headcount reductions in certain functions in the U.S. and certain foreign countries.  The severance and benefits expense of $0.8 million associated with the restructuring plan is included in Restructuring in the Condensed Consolidated Statements of Operations and is accrued as Other current liabilities in the Condensed Consolidated Balance Sheets as of October 3, 2015. We anticipate that these will be paid out in cash during the fourth quarter of 2015.

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

OVERVIEW

We develop, manufacture and market photolithography, laser thermal processing and inspection equipment for manufacturers of semiconductor devices, including advanced packaging processes and various nanotechnology components such as thin film head magnetic recording devices, laser diodes, high-brightness light emitting diodes (“HBLEDS”) and atomic layer deposition (“ALD”) for customers located throughout North America, Europe, Singapore, Japan, Taiwan, Korea and the rest of Asia. We supply step-and-repeat photolithography systems based on one-to-one imaging technology. Within the semiconductor industry, we target the market for advanced packaging applications. Our laser thermal processing equipment is targeted at advanced annealing applications within the semiconductor industry. Within the nanotechnology industry, our target markets include thin film head magnetic recording devices, ink jet print heads, HBLEDs and atomic layer deposition for the nanotechnology portion of our defined served market. Our in-line wafer inspection system, provides the flexibility to address a wide range of applications including improved overlay control and enhanced yield.

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

Our backlog at the beginning of a period typically does not include all of the sales needed to achieve our sales objectives for that period. In addition, orders in backlog are subject to cancellation, shipment or system acceptance delays, and deferral or rescheduling by a customer with limited or no penalties. At October 3, 2015, system orders represented approximately 81% of our backlog. Consequently, our net sales and operating results for a period have been and will continue to be dependent upon our obtaining orders for systems to be shipped and accepted in the same period in which the order is received. Our business and financial results for a particular period could be materially adversely affected if an anticipated order for even one system is not received in time to permit shipment and system acceptance during that period. Furthermore, a substantial portion of our shipments has historically occurred near the end of each quarter. Delays in installation and system acceptance due to, for example, our inability to successfully demonstrate the agreed-upon specifications or criteria at the customer’s facility, or the failure of the customer to permit installation of the system in the agreed upon time, may cause net sales in a particular period to fall significantly below our expectations, which may materially adversely affect our operating results for that period. This risk is especially applicable in connection with the introduction and initial sales of a new product line or as a result of industry trends impacting our foundry customers, including a shift toward semiconductors utilizing new technology transistor architecture. Additionally, the failure to receive anticipated orders or delays in shipments due to, for example, rescheduling, delays, deferrals or cancellations by customers, additional customer configuration requirements, or to unexpected manufacturing difficulties or delays in deliveries by suppliers due to their long production lead times or otherwise, have caused and may continue to cause net sales in a particular period to fall significantly below our expectations and for our operating results to vary from period to period, materially adversely affecting our operating results for that period. In particular, the long manufacturing and acceptance cycles of our advanced packaging family of wafer steppers, laser thermal processing and inspection systems and the long lead time for lenses and other materials, could cause shipments and acceptances of such products to be delayed from one quarter to the next, which could materially adversely affect our financial condition and results of operations for a particular quarter.

Additionally, the need for continued expenditures for research and development, capital equipment, ongoing training and worldwide customer service and support, among other factors, will make it difficult for us to reduce our operating expenses in a particular period if we fail to achieve our net sales goals for the period.

Sales Summary

	Three Months Ended		Nine Months Ended
	October 3, 2015	September 27, 2014	October 3, 2015	September 27, 2014
International sales	84%	66%	81%	66%
Domestic sales	16%	34%	19%	34%
Total sales	100%	100%	100%	100%

Semiconductor systems sales	85%	73%	83%	79%
Nanotechnology systems sales	15%	27%	17%	21%
Total systems sales	100%	100%	100%	100%

Net Sales

Third Quarter

	Three Months Ended
(In thousands, except percentages)	October 3, 2015	September 27, 2014	Amount of Change	Percentage Change
Sales of:
Products	$30,026	$30,305	$(279)	(1)%
Services	3,089	3,338	(249)	(7)%
Licenses	—	198	(198)	—%
Total net sales	$33,115	$33,841	$(726)	(2)%

Net sales consist of revenues from products (system, system upgrades, and spare parts sales), services, and licensing of technologies. Product sales decreased 1% to $30.0 million for the three month period ended October 3, 2015, as compared to $30.3 million for the corresponding period of 2014. The $0.3 million decrease was due to a $1.8 million decrease in parts sales, partially offset by a $1.5 million increase in system upgrade sales.

On a product market application basis, systems sales and system upgrades to the semiconductor market increased $4.1 million to $22.3 million for the three month period ended October 3, 2015, as compared to $18.2 million for the corresponding period of 2014. The increase was primarily due to an increase in advanced packaging system sales partially offset by a decrease in laser processing system sales. Semiconductor industry sales consist of sales to the advanced packaging market, the laser processing applications market, the semiconductor and the semiconductor inspection market.

Nanotechnology market system sales were $4.0 million for the three month period ended October 3, 2015, as compared to $6.7 million for the corresponding period of 2014. The decrease in sales to the nanotechnology market of $2.6 million was primarily due to a decrease in HBLED system sales, partially offset by an increase in ALD system sales. System sales to the nanotechnology market are highly dependent on customer capacity demand in the industries we serve, including HBLEDs, ALD, thin film heads, automotive MEMS, LED/laser diodes, and ink jet print heads, and therefore, we expect to experience significant variations in sales to this market from period to period.

Services sales for the three month period ended October 3, 2015 decreased by $0.2 million to $3.1 million, as compared to $3.3 million for the corresponding period of 2014.

License sales were zero for the three month period ended October 3, 2015, as compared to $0.2 million for the corresponding period of 2014. License revenue results from tool resales by our existing customers to third parties and from royalty arrangements. Pursuant to our license arrangements, such transactions are subject to a license fee based on units sold. Future revenues from licensing activities, if any, will be contingent upon existing and future licensing arrangements. We may not be successful in generating licensing revenues in the future and do not anticipate the recognition of significant levels of licensing income during the remainder of 2015.

For the three month period ended October 3, 2015, international sales increased $5.4 million to $27.7 million or 84% of total net sales, as compared to $22.3 million, or 66% of total net sales for the corresponding period of 2014. The increase in international sales for the three month period ended October 3, 2015 as compared to the corresponding period of 2014, consisted of an increase of $6.7 million in sales to Taiwan, and an increase of $1.7 million to Korea, partially offset by (i) a decrease in sales of $1.3 million to Japan, (ii) a decrease in sales of $1.2 million to the rest of Asia (other than Taiwan and Korea) and (iii) a decrease in sales of $0.5 million to Europe.

Our international revenue generally is not subject to significant exchange rate fluctuations, principally because sales contracts for our systems are generally denominated in U.S. dollars. In Japan, however, orders are sometimes denominated in Japanese yen. Yen denominated contracts subject us to the risk of currency fluctuations. We attempt to mitigate this risk by entering into foreign currency forward exchange contracts for the period between when an order is received and when it is recorded as revenue. After recording revenue, we use various mechanisms, such as natural hedges, to offset substantial portions of the gains or losses associated with our Japanese yen denominated receivables due to exchange rate fluctuations. We had approximately 405.1 million Japanese yen denominated receivables at October 3, 2015. International sales expose us to a number of additional risks, including fluctuations in the value of local currencies relative to the U.S. dollar, which impact the relative cost of ownership of our products and, thus, the customer’s willingness to purchase our product. (See Part II, Item 1A, “Risk Factors” herein).

Year-to-Date

	Nine Months Ended
(In thousands, except percentages)	October 3, 2015	September 27, 2014	Amount of Change	Percentage Change
Sales of:
Products	$110,206	$91,274	$18,932	21%
Services	10,416	10,715	(299)	(3)%
Licenses	300	298	2	1%
Total net sales	$120,922	$102,287	$18,635	18%

Product sales increased 21% to $110.2 million for the nine month period ended October 3, 2015, as compared to $91.3 million for the corresponding period of 2014. The $18.9 million increase was due to a $21.3 million increase in system sales, partially offset by a $1.6 million decrease in parts sales and a $0.8 million decrease in system upgrade sales.

On a product market application basis, systems sales and system upgrades to the semiconductor market increased $20.7 million to $79.9 million for the nine month period ended October 3, 2015, as compared to $59.2 million for the corresponding period of 2014. The increase was primarily due to an increase in advanced packaging system sales, partially offset by a decrease in laser processing system sales.

Nanotechnology market system sales were $15.7 million for the nine month period ended October 3, 2015, as compared to $15.9 million for the corresponding period of 2014.

Services sales for the nine month period ended October 3, 2015 decreased by $0.3 million to $10.4 million, as compared to $10.7 million for the corresponding period of 2014.

License sales were $0.3 million for the nine month period ended October 3, 2015, unchanged from the corresponding period of 2014.

For the nine month period ended October 3, 2015, international sales increased $30.1 million to $97.4 million or 81% of total net sales, as compared to $67.3 million, or 66% of total net sales for the corresponding period of 2014. The increase in international sales for the nine month period ended October 3, 2015 as compared to the corresponding period of 2014, consisted of (i) an increase of $32.6 million in sales to Taiwan, (ii) an increase of $3.7 million in sales to Japan, (iii) an increase of $1.2 million in sales to Europe, and (iv) an increase of $0.2 million in sales to the rest of Asia (other than Taiwan, Japan and Korea). These increases were partially offset by a decrease of $7.6 million in sales to Korea.

Gross Profit

Third Quarter

On a comparative basis, gross margins increased to 43% for the three month period ended October 3, 2015, as compared to 40% for the corresponding period of 2014. Gross margins for the three month period ended October 3, 2015 benefited from a 2% increase due to lower material costs related to product mix and a 1% increase related to lower other manufacturing costs.

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

Year-to-date

On a comparative basis, gross margins increased to 45% for the nine month period ended October 3, 2015, as compared to 42% for the corresponding period of 2014. Gross margins for the nine month period ended October 3, 2015 benefited from a 2% increase in manufacturing efficiencies, 2% increase due to lower manufacturing spending and a 1% improvement in service cost utilization, partially offset by a 1% decrease due to higher material costs related to product mix and a 1% decrease related to an increase in other manufacturing costs.

Operating Expenses

Third Quarter

	Three Months Ended
(In thousands, except percentages)	October 3, 2015	September 27, 2014	Amount of Change	Percentage Change
Research, development, and engineering	$8,534	$8,139	$395	5%
Selling, general, and administrative	11,095	11,828	(733)	(6)%
Restructuring	769	—	769	100.0%
Total operating expenses	$20,398	$19,967	$431	2%

Research, development and engineering expenses for the three month period ended October 3, 2015 were $8.5 million, as compared to $8.1 million for the corresponding period of 2014. The $0.4 million increase was due to (i) a $0.4 million increase in research and development spend, (ii) a $0.1 million increase in stock-based compensation expense and (iii) a $0.1 million increase in employee benefit costs, partially offset by a $0.2 million decrease in other engineering costs. As a percentage of net sales, research, development and engineering expenses for the three month period ended October 3, 2015 incre ased to 26% from 24% for the corresponding period of 2014. This percentage increase was primarily due to increased spending in the three month period ended October 3, 2015.

Selling, general, and administrative expenses for the three month period ended October 3, 2015 were $11.1 million, as compared to $11.8 million for the corresponding period of 2014. The $0.7 million decrease was due to a $0.6 million decrease in stock-based compensation expense, a $0.5 million decrease in sales and marketing expense and a $0.1 million decrease in other administration expense, partially offset by an increase in legal fees of $0.2 million and an increase in employee benefit costs of $0.3 million. As a percentage of net sales, selling, general and administrative expenses for the three month period ended October 3, 2015 remained relatively unchanged from the corresponding period of 2014.

During the three month period ended October 3, 2015, we made reductions in our workforce as part of our efforts to remain competitive in the current environment.  The restructuring costs for the three month period ended October 3, 2015 totaled $0.8 million and were related to severance and benefits for headcount reductions in certain functions in the U.S. and certain foreign countries.  The severance and benefits expenses of $0.8 million associated with the restructuring plan is included in Restructuring in the Condensed Consolidated Statements of Operations and is accrued as Other current liabilities in the Condensed Consolidated Balance Sheet as of October 3, 2015. We anticipate that these will be paid out in cash in the fourth quarter of 2015.

Year-to-date

	Nine Months Ended
(In thousands, except percentages)	October 3, 2015	September 27, 2014	Amount of Change	Percentage Change
Research, development, and engineering	$24,951	$24,528	$423	2%
Selling, general, and administrative	35,153	36,212	(1,059)	(3)%
Restructuring	769	—	769	100.0%
Total operating expenses	$60,873	$60,740	$133	—%

Research, development and engineering expenses for the nine month period ended October 3, 2015 were $25.0 million, as compared to $24.5 million for the corresponding period of 2014. The $0.4 million increase was due to a $0.4 million increase in stock-based compensation expense and a $0.2 million increase in sales support cost, partially offset by a $0.1 million decrease in employee benefit costs and a $0.1 million decrease in other costs. As a percentage of net sales, research, development and engineering expenses for the nine month period ended October 3, 2015 decreased to 21% from 24% for the corresponding period of 2014. This percentage decrease was primarily due to the increase in net sales experience in the nine month period ended October 3, 2015.

Selling, general, and administrative expenses for the nine month period ended October 3, 2015 were $35.2 million, as compared to $36.2 million for the corresponding period of 2014. The $1.0 million decrease was due to a (i) $0.9 million decrease in stock-based compensation expense, (ii) a $0.7 million decrease in sales and marketing expense, (iii) a $0.4 million decrease in sales support cost, and (iv) a $0.3 million decrease in other administration expense, which was partially offset by an increase in legal fees of $0.9 million and a $0.3 million increase in employee benefit costs and $0.1 million increase in executive bonus plan. As a percentage of net sales, selling, general and administrative expenses for the nine month period ended October 3, 2015 decreased to 29% as compared to 35% for the corresponding period of 2014 primarily due to the increase in net sales experienced in the nine month period ended October 3, 2015.

Provision for Income Taxes

For the three month periods ended October 3, 2015 and September 27, 2014, we recorded an income tax provision of an insignificant amount and $0.2 million, respectively. For the nine month periods ended October 3, 2015 and September 27, 2014, we recorded an income tax provision of $0.3 million and $0.2 million, respectively. The income tax provision recognized for the nine month periods ended October 3, 2015 and September 27, 2014 resulted primarily from foreign income taxes.

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
We are eligible for tax incentives that provide that certain income earned in Singapore is subject to a tax holiday and/or reduced tax rates for a limited period of time under the laws of Singapore. To realize these benefits, we must meet certain requirements relating to employment and investment activities. This exemption is expected to expire within three years. Our ability to realize benefits from these initiatives could be materially adversely affected if, among other things, applicable requirements are not met, the incentives are substantially modified, or if we incur losses for which we cannot take a deduction.
Each quarter we assess the likelihood that we will be able to recover our deferred tax assets. We consider available evidence, both positive and negative, including historical levels of income, expectations and risks associated with estimates of future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance. As a result of our analysis, we concluded that it is more likely than not that, as of October 3, 2015, our net deferred tax assets will not be realized, with the exception of those in Japan and Taiwan. Therefore, we continue to provide a full valuation allowance against net deferred tax assets outside of Japan and Taiwan.
We are subject to federal and state tax examinations for years 1999 forward and 1997 forward, respectively, by virtue of the tax attributes carrying forward from those years. We are also subject to audits in the foreign jurisdictions in which we operate for years 2003 and forward. There are no material income tax audits currently in progress as of October 3, 2015.

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operating activities was $14.5 million for the nine month period ended October 3, 2015, as compared to $0.3 million net cash used in operating activities during the comparable period of 2014. Net cash provided by operating activities during the nine month period ended October 3, 2015 was attributable to $11.9 million provided from the net operating loss after adjustments for non-cash items such as stock-based compensation, depreciation and amortization and $2.6 million of net cash provided by changes in working capital assets and liabilities. Working capital sources of cash came from (a) a decrease in accounts receivable of $13.4 million, (b) a decrease in prepaid expenses and other current assets of $1.3 million, and (c) an increase in other current liabilities of $0.9 million. Working capital uses of cash were due to (i) an increase in inventories of $10.0 million, (ii) a decrease in deferred product and services revenues of $3.5 million, (iii) an increase in accounts payable of $2.3 million, (iv) a decrease in other liabilities of $1.6 million, and (v) an increase in other assets of $0.2 million.

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

During the nine month period ended October 3, 2015, net cash provided by investing activities of $29.4 million was attributable to net proceeds of short-term investments of $31.5 million offset by capital expenditures of $2.1 million.

Net cash used in financing activities of $23.0 million during the nine months ended October 3, 2015 was attributable to repurchase of common stock of $21.4 million, taxes paid for restricted stock units of $1.9 million, partially offset by proceeds received from the issuance of common stock and restricted stock units of $0.3 million.

At October 3, 2015, we had working capital of $320.3 million. Our principal source of liquidity has been cash provided by our operations and consisted primarily of $254.3 million in cash, cash equivalents and short-term investments, net of outstanding borrowings under our line of credit at October 3, 2015. Our cash, cash equivalents and short-term investments provides us with substantial financial flexibility in meeting our operating, investing and financing needs.

As of October 3, 2015, a total of $38.9 million of our cash, cash equivalents, and investments were held by foreign subsidiaries. Amounts held by foreign subsidiaries are generally subject to U.S. income taxation on repatriation to the United States. We currently have no plans to repatriate any foreign earnings back to the United States as we believe our future cash flows provided by our U.S. operations will meet our future U.S. liquidity needs.

We have a line of credit agreement with a brokerage firm. Under the terms of this agreement, we may borrow funds at a cost equal to the current Federal funds open rate plus 125 basis points (approximately 1.4% as of October 3, 2015). Certain of our cash, cash equivalents and marketable securities secure borrowings outstanding under this facility, but we are not restricted in the use of those assets. Funds are advanced to us under this facility in accordance with pre-determined advance rates based on the cash and securities held by us in this brokerage account. This agreement has no set expiration date and there are no loan covenants other than a collateral requirement. As of October 3, 2015, $5.1 million was outstanding under this facility, with a related collateral requirement of approximately $6.8 million of our cash, cash equivalents and short-term investments.

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

Interest Rate Risk

Our exposure to market risk due to potential changes in interest rates relates primarily to our investment portfolio, which consisted primarily of fixed interest rate instruments as of October 3, 2015. We maintain an investment policy designed to ensure the safety and preservation of our invested funds by limiting market risk and the risk of default.

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

As of October 3, 2015, we did not have any investments in mortgage backed or auction rate securities. However, we intend to closely monitor developments in the credit markets and make appropriate changes to our investment policy as we deem necessary or advisable. Based on our ability to liquidate our investment portfolio and our expected operating cash flows, we do not anticipate any liquidity constraints as a result of the current credit environment.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the nine month period ended October 3, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Our business depends in significant part upon capital expenditures by manufacturers of semiconductors, advanced packaging semiconductors and nanotechnology components which in turn depend upon the current and anticipated market demand for such devices and products utilizing such devices. The semiconductor industry historically has been highly cyclical and has experienced recurring periods of oversupply and technology changes. This has, from time to time, including our most recent fiscal year, resulted in significantly reduced demand for capital equipment and pricing pressure, including on the systems manufactured and marketed by us, and uncertainty among our customers. We believe that markets for new generations of semiconductors, semiconductor packaging and inspection will also be subject to similar fluctuations. Our business and operating results would be materially adversely affected by downturns or slowdowns in the semiconductor packaging market or by loss of market share. Accordingly, we may not be able to achieve or maintain our current or prior level of sales. We attempt to mitigate the risk of cyclicality by participating in multiple markets including semiconductor, semiconductor packaging, semiconductor inspection and nanotechnology sectors as well as diversifying into new markets. We believe that diversifying into new markets such as laser-based annealing for implant activation, lithography steppers for 3-D packaging, HBLED, ALD and inspection can help mitigate the effects of this cyclicality in our industry. Despite such efforts, when one or more of such markets fails to become viable as we anticipate or experience a downturn, our net sales and operating results are materially adversely affected. For example, we have experienced less revenue from laser processing as a result of the semiconductor logic foundries’ inability to effectively increase yields in 3-D FinFET devices to a level required to invest in their production ramp and unpredictability in other markets that we serve. Customers who manufacture both logic and memory devices are focusing their capital spending on the memory sector at this time. We believe that as a result of cyclicality and of other factors affecting our foundry customers, such as shifting customer demand, lower capacity utilization rates and changing product designs, we have and we will continue to experience reduced sales, the push out of orders to us and uncertainty in our business.

Our quarterly revenues and operating results are difficult to predict.

Our revenues and operating results may fluctuate significantly from quarter to quarter due to a number of factors, not all of which are in our control. We manage our expense levels based in part on our expectations of future revenues, and a certain amount of those expenses are relatively fixed. As a result, a change in the timing of recognition of revenue or a change in margins or product mix can have a significant impact on our operating results in any particular quarter. Forecast uncertainty also makes it difficult for us to manage inventory levels. Factors that may cause our results of operations to fluctuate include, but are not limited to:

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

We are a comparatively small company in the highly competitive semiconductor equipment industry where we face competition from a number of companies, many of which are larger and have greater financial, engineering, manufacturing, research and development, marketing and customer support resources than we do. We recently further reduced the size of our workforce. As a result, our competitors may be able to devote greater resources to the development, promotion and sale of new products that are competitive with our products, which could negatively impact sales of our systems. Moreover, there has been merger and acquisition activity among our competitors and potential competitors. These transactions may result in our competitors accumulating an increased amount of resources allowing them to bring to market a portfolio of products and achieve a competitive “product grouping strategy” advantage over us. As a result, there is no assurance that we will continue to achieve market share at a sufficient gross margin.

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

In view of the significant investment involved in a system purchase, we have experienced and may continue to experience unexpected delays following initial qualification of our systems as a result of delays in a customer’s approval process. Additionally, we are presently receiving orders for systems that have lengthy delivery schedules, which may be due to longer production lead times or a result of customers’ capacity scheduling requirements. For these and other reasons, our systems typically have a lengthy sales cycle during which we may expend substantial funds and management effort in securing a sale. Lengthy sales cycles subject us to a number of significant risks, including inventory obsolescence and fluctuations in operating results, over which we have little or no control. In order to maintain or exceed our present level of net sales, we are dependent upon obtaining orders for systems that will ship and be accepted in the current period. We may not be able to obtain those orders. Other important factors that could cause demand for our products to fluctuate include:

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

As of October 3, 2015, we had outstanding options to purchase and outstanding restricted stock units for a total of 3.8 million shares of our common stock. Among other determinants, the market price of our stock has a major impact on the number of shares subject to outstanding stock options and restricted stock units that are included in the weighted-average shares used in determining our net income per share. During periods of extreme volatility, the impact of higher stock prices can have a materially dilutive effect on our net income per share. Additionally, shares subject to outstanding options and restricted stock units are excluded from the calculation of net income per share when we have a net loss or when the exercise price and the average unrecognized compensation cost of the stock option or restricted stock unit is greater than the average market price of our common stock, as the impact of the stock options or restricted stock units would be anti-dilutive.

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

Historically, we have sold a substantial portion of our systems to a limited number of customers. In the three month period ended October 3, 2015, our top five customers accounted for 80% of our system sales compared to 65% in the corresponding period of 2014. We expect that sales to a relatively few customers will continue to account for a high percentage of our net sales in the foreseeable future and believe that our financial results depend in significant part upon the success of these major customers and our ability to meet their future capital equipment needs and their product requirements. Although the composition of the group comprising our largest customers may vary from period to period, the loss of a significant customer or any reduction or delay in orders by a significant customer, including reductions or delays due to market, economic or competitive conditions in the semiconductor, semiconductor packaging, semiconductor inspection or nanotechnology industries or in the industries that manufacture products utilizing integrated circuits, thin film heads or other nanotechnology components, would likely have a material adverse effect on our business, financial condition and results of operations. Our ability to maintain or increase our sales in the future depends, in part, on our ability to obtain orders from new customers as well as the f inancial condition and success of our existing customers, the semiconductor and nanotechnology industries and the economy in general.

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

On a market application basis, sales to the semiconductor industry, primarily for advanced packaging applications and laser thermal processing applications accounted for 85% of our systems revenue for the three month period ended October 3, 2015 as compared to 73% of our systems revenue for the corresponding period in 2014. We had $4.0 million of sales to nanotechnology manufacturers, including micro systems, thin film head, ALD and optical device manufacturers for the three month period ended October 3, 2015, as compared to $6.7 million in sales for the corresponding period of 2014. Systems revenue from the nanotechnology sector accounted for 15% of systems revenue for the three month period ended October 3, 2015, as compared to 27% of systems revenue for the corresponding period in 2014. Our future operating results and financial condition would be materially adversely impacted by a downturn in any of these industries, or by loss of market share in any of these industries. A growing percentage of our backlog of system orders is comprised of laser thermal processing tools. As our laser thermal processing tools are used for the continuation of reduced device geometries and customers seldom provide us with their future technical requirements, these tools may not meet all customers’ requirements upon initial delivery and installation at the customer’s facility. As a result, system acceptance of the tool could be delayed while we perform testing and attempt to meet their requirements, or the order could be cancelled if we are unable to meet those requirements. Should significant demand not materialize, due to technical, production, market or other factors, our business, financial position and results of operations would be materially adversely impacted.

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

International sales accounted for approximately 84% of total net sales for the three month period ended October 3, 2015, as compared to 66% of total net sales for the corresponding period of 2014. We anticipate that international sales will continue to account for a significant portion of total net sales. Although we generally transact our international sales in U.S. dollars, international sales expose us to a number of additional risk factors, including fluctuations in the value of local currencies relative to the U.S. dollar, which, in turn, impact the relative cost of ownership of our products and may further impact the purchasing ability of our international customers. We have direct sales operations in Japan and orders are often denominated in Japanese yen. This may subject us to a higher degree of risk from currency fluctuations. We attempt to mitigate this exposure through foreign currency hedging. We are also subject to the risks associated with the imposition of legislation and regulations relating to the import or export of semiconductors and nanotechnology products. We cannot predict whether the United States or any other country will implement changes to quotas, duties, taxes or other charges or restrictions upon the importation or exportation of our products. These factors, or the adoption of restrictive policies, may have a material adverse effect on our business, financial condition and results of operations. Additionally, by having a significant portion of our sales occur internationally, we are continually exposed to political and economic instability; difficulties in accounts receivable collections; reduced protection of intellectual property; natural disasters; difficulties in staffing and managing foreign subsidiary and branch operations; and potentially adverse tax consequences.

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

Although we attempt to protect our intellectual property rights through patents, copyrights, trade secrets and other measures, we believe that our success will depend more upon the innovation, technological expertise and marketing abilities of our employees. Nevertheless, we have a policy of seeking patents when appropriate on inventions resulting from our ongoing research and development and manufacturing activities. Our intellectual property portfolio has 1,057 patents and patent applications with expiration dates ranging from October 2015 to August 2033. In addition, we have various registered trademarks and copyright registrations covering mainly applications used in the operation of our systems. We also rely upon trade secret protection for our confidential and proprietary information. We may not be able to protect our technology adequately and competitors may be able to develop similar technology independently. Our pending patent applications may not be issued or U.S. or foreign intellectual property laws may not protect our intellectual property rights. In addition, litigation may be necessary to enforce our patents, copyrights or other intellectual property rights, to protect our trade secrets, to determine the validity and scope of the proprietary rights of others or to defend against claims of infringement. Such litigation has resulted in, and in the future could result in, substantial costs and diversion of resources and could have a material adverse effect on our business, financial condition and results of operations, regardless of the outcome of the litigation. Patents issued to us may be challenged, invalidated or circumvented and the rights granted thereunder may not provide competitive advantages to us. Furthermore, others may independently develop similar technology or products, or, if patents are issued to us, design around the patents issued to us. Invalidation of our patents related to those technologies, or the expiration of patents covering our key technologies, could allow our competitors to more effectively compete against us, which could result in less revenue for us.

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

As of October 3, 2015, we had $259.4 million in cash, cash equivalents and short-term investments. We maintain an investment portfolio of cash equivalents and short-term investments in commercial paper and U.S. government-backed securities. These investments are subject to general credit, liquidity, and market and interest rate risks. Substantially all of these securities are subject to interest rate and credit risk and will decline in value if interest rates increase or one or more of the issuers’ credit ratings is reduced. As a result of any of the foregoing, we may experience a reduction in value or loss of liquidity of our investments, which may have a negative adverse effect on our results of operations, liquidity and financial condition. We follow an established investment policy and set of guidelines to monitor, manage and limit our exposure to interest rate and credit risk. The policy sets forth credit quality standards and limits our exposure to any one issuer, as well as our maximum exposure to various asset classes.

Our restructuring activities may not achieve the results we expect and could change, which could materially and adversely affect our results of operations and financial condition.

In third quarter of 2015, we implemented restructuring activities to reduce expenses, which included a reduction in our workforce.   There can be no assurance that our restructuring activities will produce the cost savings we anticipate in the expected timeframe or that the cumulative restructuring charge will not have to increase in order to achieve our cost savings targets. Any delay or failure to achieve the expected cost savings and any increase in our anticipated cumulative restructuring charge would likely cause our future earnings to be lower than anticipated.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

Common stock repurchase activity under our publicly announced stock repurchase plan was as follows:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased Under Publicly Announced Plan or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased
Amount available at October 27, 2014				$100,000,000
Quarter ended December 31, 2014	1,000,000	$19.27	1,000,000	$80,730,000
Quarter ended April 4, 2015	—	$—	—	$80,730,000
Quarter ended July 4, 2015	250,000	$20.31	250,000	$75,652,000
Month (July 5, 2015 - August 4, 2015)	162,500	$15.91	162,500	$73,067,000
Month (August 5, 2015 - September 4, 2015)	837,500	$16.45	837,500	$59,292,000
Month (September 5, 2015 - October 3, 2015)	—	$—	—	$59,292,000
Total	2,250,000	$18.09	2,250,000

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
10.31(e)
Fourth Amendment to Lease dated, as of July 21, 2015, by and among Metropolitan Life Insurance Company, a New York corporation, Metlife Insurance Company USA, a Delaware corporation, General American Insurance Company, a Missouri corporation, Tenants-in-Common, and Ultratech, Inc., a Delaware corporation.

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
31.1	Certification of Chief Executive Officer required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
 ____________________

(a)	Previously filed with our Quarterly Report on Form 10-Q for the quarter ended June 28, 2003 (Commission File No. 0-22248) and incorporated herein by reference.

(b)	Previously filed with our Quarterly Report on Form 10-Q for quarter ended October 3, 2009 (Commission File No. 0-22248) and incorporated herein by reference.

(c)	Previously filed with our Quarterly Report on Form 10-Q for the quarter ended June 29, 2013 (Commission File No. 0-22248) and incorporated herein by reference.

(d)	Previously filed with our Current Report on Form 8-K filed on April 17, 2012 (Commission File No. 0-22248) and incorporated herein by reference.

(e)	Previously filed with our Quarterly Report on Form 10-Q for the quarter ended July 4, 2015 (Commission File No. 0-22248) and incorporated herein by reference.

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

ULTRATECH, INC. (Registrant)

Date:	October 30, 2015	By:	/s/ BRUCE WRIGHT
Bruce Wright
Senior Vice President, Finance and Chief Financial Officer (Duly Authorized Officer and Principal Financial and Accounting Officer)

EXHIBIT INDEX

3.1(a)	Amended and Restated Certificate of Incorporation of the Company, filed October 6, 1993.
3.1.1(a)	Certificate of Amendment of the Amended and Restated Certificate of Incorporation of the Company, filed May 17, 1995.
3.1.2(a)	Certificate of Amendment of the Amended and Restated Certificate of Incorporation of the Company, filed June 17, 1998.
3.1.3(a)	Certificate of Amendment of the Amended and Restated Certificate of Incorporation of the Company, filed June 20, 2003.
3.1.4(b)	Certificate of Amendment of the Amended and Restated Certificate of Incorporation of the Company, filed August 31, 2009.
3.1.5(c)	Certificate of Amendment of the Amended and Restated Certificate of Incorporation of the Company, filed August 6, 2012
3.2(d)	Amended and Restated Bylaws of the Registrant, as amended.
10.31(e)
Fourth Amendment to Lease dated, as of July 21, 2015, by and among Metropolitan Life Insurance Company, a New York corporation, Metlife Insurance Company USA, a Delaware corporation, General American Insurance Company, a Missouri corporation, Tenants-in-Common, and Ultratech, Inc., a Delaware corporation.

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
31.1	Certification of Chief Executive Officer required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
 ______________________

(a)	Previously filed with our Quarterly Report on Form 10-Q for the quarter ended June 28, 2003 (Commission File No. 0-22248) and incorporated herein by reference.

(b)	Previously filed with our Quarterly Report on Form 10-Q for the quarter ended October 3, 2009 (Commission File No. 0-22248) and incorporated herein by reference.

(c)	Previously filed with our Quarterly Report on Form 10-Q for the quarter ended June 29, 2013 (Commission File No. 0-22248) and incorporated herein by reference.

(d)	Previously filed with our Current Report on Form 8-K on April 17, 2012 (Commission File No. 0-22248) and incorporated herein by reference.

(e)	Previously filed with our Quarterly Report on Form 10-Q for the quarter ended July 4, 2015 (Commission File No. 0-22248) and incorporated herein by reference.

*
Exhibit 32.1 is being furnished and shall not be deemed to be filed for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, nor shall such exhibit be deemed to be incorporated by reference in any registration statement or other document filed under the Securities Act, or the Exchange Act, except as otherwise stated in such filing.