Form 10-K
period 2015-12-31
ULTRATECH INC
filed 2016-02-26
CIK 909791

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
————————————————————
FORM 10-K
(Mark one)

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Fiscal Year Ended December 31, 2015
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
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The aggregate market value of voting stock held by non-affiliates of the Registrant, as of July 4, 2015, was approximately $179,858,176 (based upon the closing price for shares of the Registrant’s common stock as reported by the NASDAQ Global Market on that date, the last trading date of the Registrant’s most recently completed second quarter). Shares of common stock held by each officer, director and holder of 5% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.
As of January 29, 2016, the Registrant had 26,522,276 shares of common stock outstanding.
————————————————————
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant’s Proxy Statement for the 2016 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K.

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

Advanced packaging manufacturing processes such as flip chip, wafer level chip scale packaging (“WLCSP”) and 3D packaging techniques, require several lithography steps in the device fabrication process. We believe that the use of flip chip technology will continue to gain traction as customers migrate towards leading edge technology nodes. It is expected that wafer level packaging technologies will continue to play an important role for continued miniaturization of electronic products such as smartphones. As customers transition to sub-28 nanometers (“nm”) manufacturing technology, traditional front end scaling is becoming increasingly complex. As such, semiconductor manufacturing companies are now also focusing on various packaging technologies such as Through Silicon Via (“TSV”) to play an important role in delivering improved system level performance in the future. The manufacturing approach utilizing three dimensional (“3-D”) TSV technology alleviates interconnect delay considerations by reducing global interconnect wiring length. In addition, TSV delivers superior bandwidth performance, and power management improvements and addresses some device latency issues. Several customers are also evaluating silicon interposer technology solutions for delivering improved bandwidth and system level performance.

Lithography is one of the critical process steps that affect the final device performance and associated yield for advanced packaging technology. The use of 1X stepper technology provides superior operational flexibility for thick resists utilized in the advanced packaging market. Furthermore, the use of our proprietary alignment systems enables easy insertion of our products for any back end of line application. Lastly, we have also developed a large number of application specific features which deliver technology leadership and superior economic value for our packaging customers. Our steppers are used to manufacture high volume, low cost semiconductors used in a variety of applications such as communications, personal computing, automotive control systems, power systems and consumer electronics. We also supply 1X photolithography systems to adjacent markets, such as thin film head and believe that our steppers offer advantages over certain competitive reduction lithography tools with respect to field size, throughput, specialized substrate handling and cost of ownership savings. In December 2012, we purchased certain assets of Cambridge NanoTech, Inc. (“Cambridge”) which was a technological leader in the ALD market. We will continue to pursue selling opportunities in the ALD market focusing our efforts on universities and research institutes. Additionally, we may sell these products for production applications.

Laser Anneal Technology

Device scaling has been the predominant means pursued by the semiconductor industry to achieve the gains in productivity and performance quantified by Moore’s Law. In the past several years, scaled device performance has been compromised because traditional transistor materials, such as silicon, silicon dioxide, and polysilicon, have been pushed to their fundamental materials limits. Continued scaling thus requires the introduction of new materials. For example, the traditional gate dielectric has been silicon dioxide, and as devices are scaled below 45 nm, high-k material such as hafnium oxide must be considered because silicon dioxide begins to lose its effectiveness. These new materials impose added challenges to the methods used to dope and activate silicon to produce very shallow, highly activated junctions (the main challenges regarding short channel effects include achieving maximum activation and minimal diffusion while maintaining abrupt junctions).

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

Inspection

In 2012, we introduced a new in-line wafer inspection system, based on patented coherent gradient sensing technology (“CGS”) named Superfast. The CGS technology was developed at the California Institute of Technology during the 1990’s, and we acquired the rights to develop the CGS technology when we acquired certain assets of a semiconductor inspection startup, Oraxion Inc., in July 2006. We developed a next-generation system in 2007 which was primarily used internally. Our latest model introduced in 2015, Superfast 4G+, represents the fourth generation of this technology, which is focused on the inspection of a number of critical semiconductor process steps.
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

In addition to enhancing our current lithography solutions, we continue to develop new tools to serve new markets such as advanced annealing. The LSA family of tools is aimed at volume production of advanced semiconductor. These products, based on the same platform and stage technology as our advanced lithography tools, employ a 3500 Watt carbon dioxide laser to activate ultra-shallow, transistor junctions. Annealing times are reduced from several seconds, typical for the current generation of Rapid Thermal Processing (“RTP”) equipment, to a millisecond or less. This results in more abrupt junctions with higher dopant activation levels and leads to transistors with higher drive currents and lower leakage. While this technology is expected to be useful for multiple IC generations, we anticipate that eventually this technology will be superseded by a laser thermal processing technology that will exceed the melting point of silicon (1412°C) and reduce the processing time below one microsecond, thereby achieving even higher performance characteristics with almost “zero” thermal budget. We believe these new laser thermal processing technologies remove several critical barriers to future device scaling and will help to extend Moore’s Law well into the future.

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

As the next-generation device nodes are developed, the inspection requirements are rapidly evolving. Tighter device specifications, new materials and new device geometries necessitate new ways to identify and eliminate the sources of defects that compromise device performance and reduce yield. The cost of these defects is also increasing; not only do individual wafers have more value, but more importantly, rapid resolution of defects and process issues can dramatically reduce time-to-market by enabling the ramp to high volume production sooner. Traditional inspection techniques can often be difficult to extend without significant increase in cost of ownership or decrease in throughput. New inspection techniques that are accurate, precise, rapid and provide large amounts of data are essential for providing device manufacturers the insight into efficiently resolving manufacturing issues during development and high-volume production alike.

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

We offer a family of advanced laser-based thermal annealing tools built on our Unity Platform. In addition to our flagship model, the LSA101, which enables junction activation and other advanced front-end annealing processes for the 28nm node and below, we have introduced a novel dual beam technology extending the system's capabilities to lower processing temperatures (LSA101LP). The addition of the LP dual beam is targeted to enable middle-of-line (MOL) applications such as silicide formation. The LSA201 is our latest LSA product offering, which enables full-wafer ambient control processing targeted for sub-20nm nodes. The LSA201's simple and robust design includes our patented micro-chamber design for achieving ambient control in a scanning system. The LSA201 platform can also be configured with the dual beam laser mentioned above-named the LSA201LP. As devices scale below 20nm, we believe the ambient control capability enables new applications such as high-k anneal and film property modification.

In 2012, we also introduced our new in-line wafer inspection system, the Superfast 3G, which provides the flexibility to address a wide range of applications including improved overlay control and enhanced yield. In 2015, we released our next generation version, the Superfast 4G+. At advanced technology nodes, variations in stress and distortion on a wafer can have a significant impact on device performance and yield. Based on CGS technology, we believe that our Superfast system provides the industry’s highest wafer resolution for the targeted applications and measures over 3 million points of data per 300mm wafer. The Superfast system is unique in that it collects data from the whole wafer simultaneously, providing significantly higher data density without the need for targets or pads. The system’s high data density enables a wide range of applications from one measurement, as within-die, die-to-die and wafer-to-wafer process variations can be characterized quickly and comprehensively. Utilizing the Superfast system provides other key advantages as well. First, data is obtained within each die at the location of the devices (not the location of a test target) and within-die variations can be mapped via approximately 10,000 data points. Second, data acquisition is inherently faster using rapid image capture of the whole wafer with a camera. Third, data is obtained to within 2mm of the wafer edge, providing a means to characterize issues with edge-die, which dominate yield loss at leading edge nodes.
In addition to selling new systems, we sell upgrades to systems in our installed base.
Research, Development and Engineering

The semiconductor and nanotechnology industries are subject to rapid technological change and new product introductions and enhancements. We believe that continued and timely development and introduction of new and enhanced systems to serve these markets is essential for us to maintain our competitive position. We have made and continue to make substantial investments in the research and development of our core optical technology, which we believe is critical to our future financial results. We intend to continue to develop our technology and to develop innovative lower cost of ownership products and product features to meet customer demands. Current engineering projects include continued research and development and process insertion for our laser thermal processing technologies, continued development of our 1X stepper products, as well as other new products. Other research and development efforts are currently focused on: performance enhancement and development of new features for existing systems, both for inclusion as a standard component in our systems and to meet special customer order requirements; increased productivity; reliability improvements; and manufacturing cost reductions. These research and development efforts are principally undertaken, by our research, development and engineering organizations and costs are generally expensed as incurred. Other operating groups within Ultratech support our research, development and engineering efforts, and the associated costs are expensed as incurred.

We work with many customers to jointly develop technology required to manufacture advanced devices or to lower the customer’s cost of ownership. We also have a worldwide engineering support organization including reticle engineering, photo processing capability and applications support.

We have historically devoted a significant portion of our financial resources to research and development programs and expect to continue to allocate significant resources to these efforts in the future. As of December 31, 2015, we had approximately 81 full-time employees engaged in research, development and engineering. For 2015, 2014 and 2013, total research, development and engineering expenses were approximately $32.9 million, $33.6 million and $33.6 million, respectively, and represented 22%, 22% and 21% of our net sales, respectively.

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

Beginning in the fourth quarter of 2010, we started a manufacturing operation in Singapore for the production of our lithography and inspection products. This facility consists of approximately 9,000 square feet of additional clean-room production space for the manufacturing of our advanced packaging Unity AP products, HBLED, Sapphire and Superfast inspection product platforms.

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

Our primary competition in the HBLED lithography market comes from contact, proximity and projection aligners offered by companies such as Suss Microtec, Ushio and EV Group, by stepper companies such as SMEE, as well as by third party sales of used reduction steppers including Nikon and ASML. Although contact, proximity aligners, and used reduction steppers generally have lower purchase prices than new 1X steppers, 1X steppers offer lower operating costs and favorable total cost of ownership in most applications. We believe that most device and HBLED manufacturers choose 1X steppers for the yield improvement and lower modification costs offered by the use of non-contact projection lithography.

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

Intellectual Property Rights

Although we attempt to protect our intellectual property rights through patents, copyrights, trade secrets and other measures, we believe that our success will depend more upon the innovation, technological expertise and marketing abilities of our employees. Nevertheless, we have a policy of seeking patents when appropriate on inventions resulting from our ongoing research and development and manufacturing activities. Our intellectual property portfolio contains 1,057 patents and patent applications. We have patent expiration dates ranging from February 2016 to August 2033. In addition, we also have various registered trademarks and copyright registrations covering mainly applications used in the operation of our systems. We also rely upon trade secret protection for our confidential and proprietary information. We may not be able to protect our technology adequately and competitors may be able to develop similar technology independently. Our pending patent applications may not be issued or U.S. or foreign intellectual property laws may not protect our intellectual property rights. In addition, litigation may be necessary to enforce our patents, copyrights or other intellectual property rights, to protect our trade secrets, to determine the validity and scope of the proprietary rights of others or to defend against claims of infringement. Such litigation has resulted in, and in the future could result in, substantial costs and diversion of resources and could have a material adverse effect on our business, financial condition and results of operations, regardless of the outcome of the litigation. Patents issued to us may be challenged, invalidated or circumvented and the rights granted thereunder may not provide competitive advantages to us. Furthermore, others may independently develop similar technology or products, or, if patents are issued to us, design around the patents issued to us. Invalidation of our patents related to those technologies, or the expiration of patents covering our key technologies, could allow our competitors to more effectively compete against us, which could result in less revenue for us.

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

On a market application basis, sales to the semiconductor industry, primarily for advanced packaging and laser thermal processing applications, accounted for approximately 84% of systems revenue for the year ended December 31, 2015, as compared to 81% and 83% for the years ended December 31, 2014 and 2013, respectively. During the years ended December 31, 2015, 2014 and 2013, approximately 16%, 19% and 17%, respectively, of our systems revenue was derived from sales to nanotechnology manufacturers, including LED, MEMS and TFH manufacturers. Our future results of operations and financial position would be materially adversely impacted by a downturn in any of these industries, or by loss of market share in any of these industries.

International sales accounted for approximately 81%, 68% and 72% of total net sales for the years ended December 31, 2015, 2014 and 2013, respectively, with Asia representing 70%, 56% and 63% of total net sales for those same years and Europe representing 11%, 12% and 9% of total net sales for those same years, respectively.

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

Backlog

We schedule production of our systems based upon order backlog, informal customer commitments and general economic forecasts for our targeted markets. We include in our backlog all accepted customer orders for our systems with assigned shipment dates within one year, as well as all orders for service, spare parts and upgrades, in each case, that management believes to be firm. However, all orders are subject to cancellation or rescheduling by the customer with limited or no penalties. Because of changes in system delivery schedules, cancellations of orders and potential delays in system shipments, our backlog at any particular date may not necessarily be representative of actual sales for any succeeding period. As of December 31, 2015, our backlog was approximately $67.6 million, including $1.3 million of products shipped but not yet installed. As of December 31, 2014, our backlog was approximately $70.9 million, including $5.7 million of products shipped but not yet installed. Cancellation, deferrals or rescheduling of orders by these customers would have a material adverse impact on our future results of operations.

Employees

At December 31, 2015, we had approximately 312 full-time employees, including 81 engaged in research, development and engineering, 31 in sales and marketing, 96 in customer service and support, 60 in manufacturing and 44 in general administration and finance. We believe our future success depends, in large part, on our ability to attract and retain highly skilled employees. None of our employees are covered by a collective bargaining agreement. We have, however, entered into employment agreements with our Chief Executive Officer and Chief Financial Officer. We consider our relationships with our employees to be good.

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

Our business depends in significant part upon capital expenditures by manufacturers of semiconductors, advanced packaging semiconductors and nanotechnology components which in turn depend upon the current and anticipated market demand for such devices and products utilizing such devices. The semiconductor industry historically has been highly cyclical and has experienced recurring periods of oversupply and technology changes. This has, from time to time, including our most recent fiscal year, resulted in significantly reduced demand for capital equipment and pricing pressure, including on the systems manufactured and marketed by us, and uncertainty among our customers. We believe that markets for new generations of semiconductors, semiconductor packaging and inspection will also be subject to similar fluctuations. Our business and operating results would be materially adversely affected by downturns or slowdowns in the semiconductor packaging market or by loss of market share. Accordingly, we may not be able to achieve or maintain our current or prior level of sales. We attempt to mitigate the risk of cyclicality by participating in multiple markets including semiconductor, semiconductor packaging, semiconductor inspection and nanotechnology sectors as well as diversifying into new markets. We believe that diversifying into new markets such as laser-based annealing for implant activation, lithography steppers for 3-D packaging, HBLED, ALD and inspection can help mitigate the effects of this cyclicality in our industry. Despite such efforts, when one or more of such markets fails to become viable as we anticipate or experience an oversupply or downturn, our net sales and operating results are materially adversely affected. For example, we have experienced less revenue from laser processing as a result of the semiconductor logic foundries’ inability to effectively increase yields in 3-D FinFET devices to a level required to invest in their production ramp and unpredictability in other markets that we serve. Customers who manufacture both logic and memory devices are focusing their capital spending on the memory sector at this time. We believe that as a result of cyclicality and of other factors affecting our foundry customers, such as shifting customer demand, lower capacity utilization rates and changing product designs, we have and we will continue to experience reduced sales, the push out of orders to us and uncertainty in our business.

Our quarterly revenues and operating results are difficult to predict.

Our revenues and operating results may fluctuate significantly from quarter to quarter due to a number of factors, not all of which are in our control. We manage our expense levels based in part on our expectations of future revenues, and a certain amount of those expenses are relatively fixed. As a result, a change in the timing of recognition of revenue or a change in margins or product mix can have a significant impact on our operating results in any particular quarter. Forecast uncertainty also makes it difficult for us to manage inventory levels. Factors that may cause our results of operations to fluctuate include, but are not limited to:

•	market conditions in the electronics and semiconductor industries;

•	failure of suppliers to perform in a manner consistent with our expectations;

•	manufacturing difficulties or delays;

•	customer cancellations or push-outs or delays in orders, shipments, installations and/or system acceptances;

•	product performance issues;

•	competitive factors, including customers selecting competitors’ products, the introduction of new products by our competitors or any failure of our products to gain or maintain market acceptance; and

•	changes in selling prices and product mix.

Some of our current and potential competitors have significantly greater resources than we do, and increased competition could adversely impact sales of our products and our gross margins.

We are a comparatively small company in the highly competitive semiconductor equipment industry where we face competition from a number of companies, many of which are larger and have greater financial, engineering, manufacturing, research and development, marketing and customer support resources than we do. We recently further reduced the size of our workforce. As a result, our competitors may be able to devote greater resources to the development, promotion and sale of new products that are competitive with our products, which could negatively impact sales of our systems. Moreover, there has been merger and acquisition activity among our competitors and potential competitors. These transactions may result in our competitors accumulating an increased amount of resources allowing them to bring to market a portfolio of products and achieve a competitive “product grouping strategy” advantage over us. As a result, there is no assurance that we will continue to achieve market share at a desirable gross margin.

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

We experience competition in advanced packaging from various proximity aligner and stepper companies such as Canon Incorporated, Nikon Corporation, ORC Manufacturing Co., Ltd., Rudolph, SMEE, Suss Microtec, Ushio as well as from the secondary market from used projection and reduction stepper systems. In nanotechnology, we experience competition from contact, proximity and projection aligner companies, such as Nikon Engineering, SMEE, Suss Microtec and Ushio as well as other third party stepper suppliers. We expect our competitors in the lithography arena to continue to improve the performance of their current products and to introduce new products with improved price and performance characteristics. This could cause a decline in sales or loss of market acceptance of our steppers in our served markets, and thereby materially adversely affect our business, financial condition and results of operations. Enhancements to, or future generations of, competing products may be developed that offer superior cost of ownership and technical performance features.

With respect to our laser annealing technologies, marketed under the LSA101 and LSA201 product names, our primary millisecond anneal competition comes from companies such as Dainippon Screen Manufacturing Co., Ltd., Applied Materials and Mattson Technology, Inc. Some of these companies offer products utilizing Rapid Thermal Processing (“RTP”), which is the current prevailing manufacturing technology. RTP does not prevent semiconductor device manufacturers from scaling the lateral dimensions of their transistors to obtain improved performance, but diffusion resulting from the time scales associated with RTP limits the vertical dimension of the junctions. Faster annealing times result in shallower and more abrupt junctions and faster transistors. We believe that RTP manufacturers and semiconductor companies recognize the need to reduce thermal cycle times and are working toward this goal. In July 2000, we licensed certain rights to our then existing laser thermal processing technology, with reservations, to a competing manufacturer of semiconductor equipment. We presently anticipate that this company and others intend to offer laser annealing tools to the semiconductor industry that will compete with our offerings.

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

As of December 31, 2015, we had outstanding options to purchase and outstanding restricted stock units for a total of 3.6 million shares of our common stock. Among other determinants, the market price of our stock has a major impact on the number of shares subject to outstanding stock options and restricted stock units that are included in the weighted-average shares used in determining our net income per share. During periods of extreme volatility, the impact of higher stock prices can have a materially dilutive effect on our net income per share. Additionally, shares subject to outstanding options and restricted stock units are excluded from the calculation of net income per share when we have a net loss or when the exercise price and the average unrecognized compensation cost of the stock option or restricted stock unit is greater than the average market price of our common stock, as the impact of the stock options or restricted stock units would be anti-dilutive.

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

Historically, we have sold a substantial portion of our systems to a limited number of customers. For the year ended December 31, 2015, Siliconware Precision Industries Co. Ltd. (“SPIL”), Taiwan Semiconductor Manufacturing Co. Ltd. (“TSMC”) and Intel Corporation (“Intel”) accounted for 21%, 13%, and 10% of our total systems sales, respectively. For the year ended, December 31, 2014, Intel, Samsung and Global Foundries Incorporated (“GFI”) accounted for 18%, 14% and 13% of our system sales, respectively. We expect that sales to a relatively few customers will continue to account for a high percentage of our net sales in the foreseeable future and believe that our financial results depend in significant part upon the success of these major customers and our ability to meet their future capital equipment needs. Although the composition of the group comprising our largest customers may vary from period to period, the loss of a significant customer or any reduction or delay in orders by a significant customer, including reductions or delays due to market, economic or competitive conditions in the semiconductor, semiconductor packaging, semiconductor inspection or nanotechnology industries or in the industries that manufacture products utilizing integrated circuits, thin film heads or other nanotechnology components, would likely have a material adverse effect on our business, financial condition and results of operations. Our ability to maintain or increase our sales in the future depends, in part, on our ability to obtain orders from new customers as well as the financial condition and success of our existing customers, the semiconductor and nanotechnology industries and the economy in general.

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

On a market application basis, sales to the semiconductor industry, primarily for advanced packaging applications and laser thermal processing applications, accounted for 84% and 81% of our systems revenue for the year ended December 31,

2015 and 2014, respectively. We sold $18.2 million of systems to nanotechnology manufacturers, including micro systems, thin film head, ALD and optical device manufacturers for the year ended December 31, 2015, as compared to $21.7 million in sales for the year ended December 31, 2014. Systems revenue from the nanotechnology sector accounted for 16% of systems revenue for the year ended December 31, 2015, as compared to 19% revenue for the year ended December 31, 2014. Our future operating results and financial condition would be materially adversely impacted by a downturn in any of these industries, or by loss of market share in any of these industries. A growing percentage of our backlog of system orders is comprised of laser thermal processing tools. As our laser thermal processing tools are used for the continuation of reduced device geometries and customers seldom provide us with their future technical requirements, these tools may not meet all customers’ requirements upon initial delivery and installation at the customer’s facility. As a result, system acceptance of the tool could be delayed while we perform testing and attempt to meet their requirements, or the order could be cancelled if we are unable to meet those requirements. Should significant demand not materialize, due to technical, production, market or other factors, our business, financial position and results of operations would be materially adversely impacted.

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

Our ability to commercialize our laser thermal processing technologies depends on our ability to demonstrate a manufacturing-worthy tool. We do not presently have in-house capability to fabricate devices. As a result, we must rely on partnering with semiconductor companies to develop the anneal process. The development of new process technologies is largely dependent upon our ability to interest potential customers in working on developing a process and providing timely and detailed feedback for system development. Our ability to deliver timely solutions is also limited by our customers understanding and communication of the future anneal requirements.

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

International sales accounted for approximately 81% of total net sales for the year ended December 31, 2015, as compared to 68% for the year ended December 31, 2014. We anticipate that international sales will continue to account for a significant portion of total net sales. Although we generally transact our international sales in U.S. dollars, international sales expose us to a number of additional risk factors, including fluctuations in the value of local currencies relative to the U.S. dollar, which, in turn, impact the relative cost of ownership of our products and may further impact the purchasing ability of our international customers. We have direct sales operations in Japan and orders are often denominated in Japanese yen. This may subject us to a higher degree of risk from currency fluctuations. We attempt to mitigate this exposure through foreign currency hedging. We are also subject to the risks associated with the imposition of legislation and regulations relating to the import or export of semiconductors and nanotechnology products. We cannot predict whether the United States or any other country will implement changes to quotas, duties, taxes or other charges or restrictions upon the importation or exportation of our products. These factors, or the adoption of restrictive policies, may have a material adverse effect on our business, financial condition and results of operations. Additionally, by having a significant portion of our sales occur internationally, we are continually exposed to political and economic instability; difficulties in accounts receivable collections; reduced protection of intellectual property; natural disasters; difficulties in staffing and managing foreign subsidiary and branch operations; and potentially adverse tax consequences.

To better align with the increasingly international nature of our business, we transitioned certain manufacturing processes to Singapore, thereby bringing these activities closer to our Asia-based customers. This movement is somewhat recent and our experience in international manufacturing operations is not as extensive as in the U.S. If we are unable to continue to successfully operate the site to efficiently manufacture systems, our business, financial condition and results of operations could be materially adversely impacted.

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

Although we attempt to protect our intellectual property rights through patents, copyrights, trade secrets and other measures, we believe that our success will depend more upon the innovation, technological expertise and marketing abilities of our employees. Nevertheless, we have a policy of seeking patents when appropriate on inventions resulting from our ongoing research and development and manufacturing activities. Our intellectual property portfolio has 1,057 patents and patent applications with expiration dates ranging from February 2016 to August 2033. In addition, we have various registered trademarks and copyright registrations covering mainly applications used in the operation of our systems. We also rely upon trade secret protection for our confidential and proprietary information. We may not be able to protect our technology adequately and competitors may be able to develop similar technology independently. Our pending patent applications may not be issued or U.S. or foreign intellectual property laws may not protect our intellectual property rights. In addition, litigation may be necessary to enforce our patents, copyrights or other intellectual property rights, to protect our trade secrets, to determine the validity and scope of the proprietary rights of others or to defend against claims of infringement. Such litigation has resulted in, and in the future could result in, substantial costs and diversion of resources and could have a material adverse effect on our business, financial condition and results of operations, regardless of the outcome of the litigation. Patents issued to us may be challenged, invalidated or circumvented and the rights granted thereunder may not provide competitive advantages to us. Furthermore, others may independently develop similar technology or products, or, if patents are issued to us, design around the patents issued to us. Invalidation of our patents related to those technologies, or the expiration of patents covering our key technologies, could allow our competitors to more effectively compete against us, which could result in less revenue for us.

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

Public health issues, political instability, natural disasters, terrorist attacks in the United States and elsewhere, and government responses thereto, may disrupt our operations or those of our customers and suppliers and may affect the availability of materials needed to manufacture our products or the means to transport those materials to manufacturing facilities and finished products to customers. In addition, such events could disrupt the semiconductor market, resulting in the cancellation or delay of product orders. Significant public health issues could cause damage or disruption to international commerce by creating economic and political uncertainties that may have a significant negative impact on the global economy, us and our customers or suppliers. Should such incidents increase or other public health issues arise, we could be negatively impacted by the need for more stringent employee travel restrictions, additional limitations in the availability of freight services, governmental actions limiting the movement of products between various regions and disruptions in the operations of our customers or suppliers. Similarly, political instability could affect the ability of our suppliers to provide the materials needed in our operations or the cost of acquiring such materials. Any public health issues, political instability, natural disasters, terrorist attacks, or the ongoing war on terrorism or other wars could increase volatility in the United States and world financial markets which may depress the price of our common stock and may limit the capital resources available to us or our customers or suppliers, which could result in decreased orders from customers, less favorable financing terms from suppliers, and scarcity or increased costs of materials and components of our products. Additionally, if any of these events were to directly affect or be specifically directed at us, or occur in a country where we or our suppliers or our customers operate, our ability to conduct our business could be significantly disrupted. Any of these occurrences could have a significant impact on our operating results, revenues and costs and may result in increased volatility of the market price of our common stock.

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

As of December 31, 2015, we had $251.9 million in cash, cash equivalents and short-term investments. We maintain an investment portfolio of cash equivalents and short-term investments in commercial paper and U.S. government-backed securities. These investments are subject to general credit, liquidity, and market and interest rate risks. Substantially all of these securities are subject to interest rate and credit risk and will decline in value if interest rates increase or one or more of the issuers’ credit ratings is reduced. As a result of any of the foregoing, we may experience a reduction in value or loss of liquidity of our investments, which may have a negative adverse effect on our results of operations, liquidity and financial condition. We follow an established investment policy and set of guidelines to monitor, manage and limit our exposure to interest rate and credit risk. The policy sets forth credit quality standards and limits our exposure to any one issuer, as well as our maximum exposure to various asset classes.

Our restructuring activities may not achieve the results we expect and could change, which could materially and adversely affect our results of operations and financial condition.

In 2015, we implemented restructuring activities to reduce expenses, which included a reduction in our workforce.   There can be no assurance that our restructuring activities will produce the cost savings we anticipate in the expected timeframe or that the cumulative restructuring charge will not have to increase in order to achieve our cost savings targets. Any delay or failure to achieve the expected cost savings and any increase in our anticipated cumulative restructuring charge would likely cause our future earnings to be lower than anticipated.

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

We maintain our headquarters and manufacturing operations in San Jose, California in a leased facility, totaling approximately 100,000 square feet, which contains general administration and finance, marketing and sales, customer service and support, manufacturing and research, development and engineering. The lease for this facility expires in January 2021. We also rent sales and support offices in the United States and outside the U.S. in Taiwan, the Philippines, Japan, Korea, Thailand, Germany, and China, with varying terms and expiration dates. During the years ended December 31, 2015 and 2014, we either extended our leases in several of these sales facilities or negotiated new terms.

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

Fiscal 2015—Fiscal Quarter Ended		1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Market Price:	High	$18.99	$20.89	$18.50	$20.30
	Low	$15.94	$17.26	$15.27	$14.44
Fiscal 2014—Fiscal Quarter Ended		1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Market Price:	High	$29.38	$29.19	$26.98	$23.26
	Low	$24.06	$21.06	$22.18	$17.30

Our fiscal quarters in 2015 ended on April 4, 2015, July 4, 2015, October 3, 2015 and December 31, 2015, respectively. Our fiscal quarters in 2014 ended on March 29, 2014, June 28, 2014, September 27, 2014 and December 31, 2014, respectively.

As of January 29, 2016 we had approximately 186 stockholders of record.

We have not paid cash dividends on our common stock since inception, and our Board of Directors presently plans to reinvest our earnings in our business. Accordingly, it is anticipated that no cash dividends will be paid to holders of common stock in the foreseeable future.

Issuer Purchases of Equity Securities

On October 27, 2014, our Board of Directors authorized the repurchase of up to $100 million of our common stock. The share repurchase plan commenced on October 28, 2014 and will expire on October 28, 2017. Any repurchases may be made through open market purchases, block trades, privately negotiated transactions and/or derivative transactions, subject to market conditions and managements’ ongoing determination that it is the best use of available cash on hand to fund any repurchases. The repurchase authorization does not obligate us to acquire any common stock.

Common stock repurchase activity under our publicly announced stock repurchase plan during the years ended December 31, 2015 and 2014 was as follows:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased Under Publicly Announced Plan or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased
October 27 - 31, 2014	—	$—	—	$100,000,000
November 1 - 30, 2014	779,800	$19.23	779,800	$85,005,000
December 1 - 31, 2014	220,200	$19.41	220,200	$80,730,000
May 1 - May 31, 2015	162,200	$20.45	162,200	$77,413,000
June 1 - July 4, 2015	87,800	$20.05	87,800	$75,652,000
July 5 - July 31, 2015	42,200	$15.75	42,200	$74,987,000
August 1- August 31, 2015	702,700	$16.20	702,700	$63,607,000
September 1 - October 3, 2015	255,100	$16.91	255,100	$59,292,000
October 4 - October 31, 2015	—	$—	—	$59,292,000
November 1- November 30, 2015	—	$—	—	$59,292,000
December 1- December 31, 2015	—	$—	—	$59,292,000
Total	2,250,000	$18.09	2,250,000

Stock Performance Graph

The graph depicted below reflects a comparison of the cumulative total return (i.e., change in stock price plus reinvestment of dividends) of our common stock assuming $100 invested as of December 31, 2010 with the cumulative total returns of the NASDAQ Composite Index and the Philadelphia Semiconductor Index.

Comparison of Cumulative Total Returns (1)(2)(3)
___________________

(1)	The graph covers the period from December 31, 2010 to December 31, 2015.

(2)	No cash dividends have been declared on our common stock.

(3)	Stockholder returns over the indicated period should not be considered indicative of future stockholder returns.

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

ITEM 6.	SELECTED FINANCIAL DATA

In thousands, except per share data and percentage information	2015 (e)	2014 (d)	2013 (c)	2012 (b)	2011(a)
Operations:
Net sales	$149,176	$150,540	$157,272	$234,825	$212,333
Gross profit	$65,432	$63,273	$67,382	$131,810	$110,325
Gross profit as a percentage of net sales	44%	42%	43%	56%	52%
Operating income (loss)	$(15,040)	$(19,063)	$(15,058)	$56,398	$44,020
Income (loss) before income taxes and cumulative effect of a change in accounting principle	$(14,678)	$(18,867)	$(14,916)	$56,969	$44,160
Pre-tax income (loss) as a percentage of net sales	(9.8)%	(12.5)%	(9.5)%	24.3%	20.8%
Provision (benefit) for income taxes	$450	$244	$(1,147)	$9,782	$4,930
Net income (loss)	$(15,128)	$(19,111)	$(13,769)	$47,187	$39,230
Income (loss) before cumulative effect of a change in accounting principle per share—basic	$(0.55)	$(0.67)	$(0.49)	$1.76	$1.51
Net income (loss) per share—basic	$(0.55)	$(0.67)	$(0.49)	$1.76	$1.51
Number of shares used in per share computation—basic	27,429	28,437	28,106	26,881	25,915
Income (loss) before cumulative effect of a change in accounting principle per share—diluted	$(0.55)	$(0.67)	$(0.49)	$1.70	$1.47
Net income (loss) per share—diluted	$(0.55)	$(0.67)	$(0.49)	$1.70	$1.47
Number of shares used in per share computation—diluted	27,429	28,437	28,106	27,705	26,778
Balance sheet:
Cash, cash equivalents and short-term investments	$251,901	$269,730	$297,035	$302,508	$227,947
Working capital	$315,424	$334,434	$349,055	$349,506	$283,280
Total assets	$389,196	$417,518	$434,164	$436,986	$353,448
Long-term obligations	$13,474	$15,252	$11,923	$11,235	$8,113
Stockholders’ equity	$341,877	$365,120	$386,538	$375,186	$296,029
__________________

(a)	Operating income in 2011 includes $9.0 million of stock-based compensation expenses.

(b)	Operating income in 2012 includes $12.5 million of stock-based compensation expenses.

(c)	Operating loss in 2013 includes $15.4 million of stock-based compensation expenses.

(d)	Operating loss in 2014 includes $16.9 million of stock-based compensation expenses.

(e)	Operating loss in 2015 includes $15.3 million of stock-based compensation expenses and $0.8 million of restructuring expenses.

Quarterly Data

Unaudited, in thousands, except per share data	1st	2nd	3rd	4th
2015
Net sales	$41,886	$45,921	$33,115	$28,254
Gross profit	$19,032	$21,471	$14,061	$10,868
Operating income (loss)	$(1,435)	$1,463	$(6,337)	$(8,731)
Net income (loss)	$(1,687)	$1,539	$(6,099)	$(8,881)
Net income (loss) per share—basic	$(0.06)	$0.06	$(0.22)	$(0.33)
Number of shares used in per share computation—basic	27,733	27,780	27,248	26,793
Net income (loss) per share—diluted	$(0.06)	$0.06	$(0.22)	$(0.33)
Number of shares used in per share computation—diluted	27,733	27,980	27,248	26,793
Unaudited, in thousands, except per share data	1st	2nd	3rd	4th
2014
Net sales	$31,609	$36,837	$33,841	$48,253
Gross profit	$12,992	$16,510	$13,643	$20,128
Operating loss	$(7,188)	$(4,083)	$(6,324)	$(1,468)
Net loss	$(6,971)	$(3,890)	$(6,622)	$(1,628)
Net loss per share—basic	$(0.25)	$(0.14)	$(0.23)	$(0.06)
Number of shares used in per share computation—basic	28,144	28,320	28,534	28,231
Net loss per share—diluted	$(0.25)	$(0.14)	$(0.23)	$(0.06)
Number of shares used in per share computation—diluted	28,144	28,320	28,534	28,231

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Costs related to deferred product revenues are capitalized (deferred) and recognized at the time of revenue recognition. Deferred product revenue and costs are netted on our balance sheet, under the caption “deferred product and services income.” The gross amount of deferred revenues and deferred costs at December 31, 2015 were $5.3 million and $0.8 million, respectively, as compared to $9.8 million and $1.2 million, respectively, at December 31, 2014.

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

Warranty Obligations

We recognize the estimated cost of our product warranties at the time revenue is recognized. Our warranty obligation is affected by product failure rates, material usage rates and the efficiency by which the product failure is corrected. Should actual product failure rates, material usage rates and labor efficiencies differ from our estimates, revisions to the estimated warranty liability would be required which could result in future charges or credits to our gross margins. We believe our warranty accrual, as of December 31, 2015, will be sufficient to satisfy outstanding obligations as of that date.

Allowance for Bad Debts

We maintain an allowance for estimated losses resulting from the inability of our customers to make required payments. This reserve is established based upon historical trends, current economic conditions, delinquency status based on contractual terms and an analysis of specific exposures. If the financial conditions of our customers were to deteriorate, or even a single customer was otherwise unable to make payments, additional allowances may be required. The typical selling price of our systems is between $0.2 million and $6.0 million. Accordingly, a single customer default could have a material adverse effect on our results of operations. Our bad debt reserve for accounts receivable was $0.5 million at December 31, 2015 and 2014.

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

Deferred Income Taxes

Deferred income taxes are provided for the tax effect of temporary differences between the tax basis of assets and liabilities and their reported amounts in the financial statements. ASC Topic 740, Income Taxes (“ASC 740”), provides for recognition of deferred tax assets if the realization of such deferred tax assets is more likely than not to occur. Realization of our net deferred tax assets is dependent upon the generation of sufficient taxable income in future years in appropriate tax jurisdictions to obtain the benefit of the reversal of temporary differences, net operating loss carry-forwards, and tax credit carry-forwards. Each quarter we assess the likelihood that we will be able to recover our deferred tax assets. We consider available evidence, both positive and negative, including historical levels of income, expectations and risks associated with estimates of future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance. As a result of our analysis, we concluded that it is more likely than not that, as of December 31, 2015, our net deferred tax assets will not be realized, with the exception of those in Japan and Taiwan. Therefore, we continue to provide a full valuation allowance against net deferred tax assets outside of Japan and Taiwan. We continue to monitor the relative weight of positive and negative evidence of future profitability in relevant jurisdictions. However, as of December 31, 2015, we have determined that the following negative evidence outweighs the positive evidence such that it is not more likely than not we will generate sufficient taxable income in the relevant jurisdictions to utilize our deferred tax assets and release the associated valuation allowance:

•	Movement of certain product manufacturing to Singapore,

•	Cumulative three year U.S. taxable loss,

•	Inherent earnings volatility of our industry resulting in our inability to forecast long term earnings, and

•	Usage limitations resulting in a longer period being required to realize our deferred tax assets.

As of December 31, 2015, we had recorded a valuation allowance of approximately $52.4 million against our net deferred tax assets except for those in Japan and Taiwan. As of December 31, 2015, we had recorded approximately $0.3 million of net foreign deferred tax assets related to our operations in Japan and Taiwan. Based on projected future pre-tax income in Japan and Taiwan, these assets were not subject to a valuation allowance as it is more likely than not that they will be realized in the future.
Impact of Recently Issued Accounting Standards

In May 2014, the Financial Accounting Standards Board (“FASB”) issued a new standard to achieve a consistent application of revenue recognition within the U.S., resulting in a single revenue model to be applied by reporting companies under U.S. generally accepted accounting principles. Under the new model, recognition of revenue occurs when a customer obtains control of promised goods or services in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In addition, the new standard requires that reporting companies disclose the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. On July 9, 2015, the FASB agreed to delay the effective date by one year. In accordance with the agreed upon delay, the new standard is effective for us beginning in the first quarter of 2018. Early adoption is permitted, but not before the original effective date of the standard. The new standard is required to be applied retrospectively to each prior reporting period presented or retrospectively with the cumulative effect of initially applying it recognized at the date of initial application. We have not yet selected a transition method nor have we determined the impact of the new standard on our consolidated financial statements.

In November 2015, the FASB issued Accounting Standards Update (ASU) 2015-17, “Balance Sheet Classification of Deferred Taxes”, which simplifies the presentation of deferred income taxes. This ASU requires that deferred tax assets and liabilities be classified as non-current in a statement of financial position. We early adopted ASU 2015-17 effective December 31, 2015 on a prospective basis. Adoption of this ASU resulted in a reclassification of our net current deferred tax asset to the net non-current deferred tax asset in our Consolidated Balance Sheet as of December 31, 2015. No prior periods were retrospectively adjusted.

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

Sales Summary

	2015	2014	2013
International sales	81%	68%	72%
Domestic sales	19%	32%	28%
Total sales	100%	100%	100%

Semiconductor systems sales	84%	81%	83%
Nanotechnology systems sales	16%	19%	17%
Total systems sales	100%	100%	100%

Net Sales

In millions	2015	2014	2013	2015 vs 2014	2014 vs 2013
Sales of:
Systems	$117.2	$114.5	$116.6	2%	(2)%
Spare parts	18.5	21.6	23.8	(14)%	(9)%
Services	13.1	14.0	16.4	(6)%	(15)%
Licenses	0.4	0.4	0.5	—%	(20)%
Total net sales	$149.2	$150.5	$157.3	(1)%	(4)%

2015 vs. 2014

Net sales consist of revenues from systems sales (systems and system upgrades), spare parts sales, services and licensing of technologies. For the year ended December 31, 2015, systems sales accounted for approximately 79% of total net sales. Sales of spare parts, services and licenses accounted for the remaining 21% of total net sales.

Systems sales increased 2% to $117.2 million primarily attributable to an increase in lithography and inspection system sales, partially offset by a decrease in system upgrades, nanotechnology and laser thermal processing system sales in 2015, as compared to 2014.

On a product market application basis, system sales to the semiconductor industry were $98.9 million for the year ended December 31, 2015, an increase of 6% as compared to $92.9 million in 2014. This increase was primarily due to more system units sold. Semiconductor industry sales consist of sales to the advanced packaging market, semiconductor and semiconductor inspection market. System sales to the semiconductor industry is highly dependent on customer capacity demand.

System sales to the nanotechnology market were $18.2 million for the year ended December 31, 2015, a 16% decrease as compared with $21.7 million in 2014. The decrease in sales to the nanotechnology market was primarily due to a decrease in HBLED systems sales, partially offset by an increase in ALD systems sales. System sales to the nanotechnology market are highly dependent on capacity demand in the industries we serve, including HBLEDs, ALD, thin film heads, automotive MEMS, LED/laser diodes, and ink jet print heads. We therefore expect to experience significant variations in sales within this market from period to period.

Sales of spare parts for the year ended December 31, 2015 decreased 14% to $18.5 million, as compared to $21.6 million in 2014. The decrease in sales of spare parts was the result of a decrease in spare parts demand. Services revenue decreased 6% to $13.1 million for the year ended December 31, 2015 as compared to $14.0 million in 2014. The decrease in service revenue was the result of a decrease in the number of service contracts.

Revenues from licensing activities was unchanged for the year ended December 31, 2015, when compared with 2014, Pursuant to our license arrangements, such transactions are subject to a license fee based on units sold. Future revenues from licensing activities, if any, will be contingent upon existing and future licensing arrangements. We may not be successful in generating licensing revenues and do not anticipate the recognition of significant levels of licensing income in the future.

For the year ended December 31, 2015, international net sales were $120.9 million, or 81% of total net sales, as compared with $102.9 million, or 68% of total net sales in 2014. For the year ended December 31, 2015 as compared to the corresponding 2014 period, sales to Taiwan increased by $37.3 million and sales to Japan increased by $8.6 million, partially offset by (i) a decrease in sales to Korea of $21.4 million, (ii) a decrease in sales to the rest of world of $4.6 million, (iii) and a decrease in sales to Europe of $1.9 million. We expect sales to international customers to continue to represent a significant amount of our future revenues as our customer base in Asia continues to expand its capacity.

Our revenue derived from sales in foreign countries is not generally subject to significant exchange rate fluctuations, principally because sales contracts for our systems are generally denominated in U.S. dollars. However, we do sell systems and spare parts into Japan and this subjects us to the risk of currency exchange rate fluctuations since the orders are often denominated in Japanese yen. We attempt to mitigate this risk by entering into monthly foreign currency forward exchange contracts, as balance sheet derivatives, which includes a portion of our receivables that are denominated in Japanese yen from parts sales. For system sales, we attempt to mitigate foreign currency risk by entering into foreign currency forward contracts that generally have maturities of nine months or less, as cash flow derivatives. We had approximately $734.1 million of Japanese yen-denominated receivables at December 31, 2015. International sales expose us to a number of additional risks, including fluctuations in the value of local currencies relative to the U.S. dollar, which impact the relative cost of ownership of our products and, thus, the customer’s willingness to purchase our product. (See “Risk Factors - A substantial portion of our sales are outside of the United States, which subjects us to risks related to customer service, installation, foreign economic and political stability, uncertain regulatory and tax rules, and foreign exchange rate fluctuations, all of which make it more difficult to operate our business.”).

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

Gross Profit

2015 vs. 2014

Gross margins were 44% and 42% for 2015 and 2014, respectively. The 2% increase in gross margin was due to an improvement of 3% resulting from manufacturing efficiencies, partially offset by increases in other manufacturing costs which reduced total gross margin by 1%.

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

Research, Development and Engineering Expenses

In millions	2015	2014	2013	2015 vs 2014	2014 vs 2013
Research, development and engineering expenses	$32.9	$33.6	$33.6	(2)%	—%
% of revenue	22%	22%	21%

An inherent delay exists between the time product development activities and expenditures occur and when resultant product revenue is ultimately realized. We expect current year research, development and engineering program investments to contribute to revenue in future years.

2015 vs. 2014

Research, development and engineering expenses in 2015 decreased to $32.9 million, as compared to $33.6 million in 2014. The $0.7 million decrease was primarily due to (i) a $1.0 million decrease in research and development expense primarily due to reduction in headcount and related expenses as well as the timing of certain research and development projects and (ii) a $0.1 million decrease in other research and development expenses, partially offset by (a) a $0.3 million increase in stock-based compensation expense. As a percentage of net sales, research, development and engineering expenses for the year ended December 31, 2015 remained flat at 22% compared to 2014.

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

Selling, General and Administrative Expenses

In millions	2015	2014	2013	2015 vs 2014	2014 vs 2013
Selling, general and administrative expenses	$46.8	$48.7	$48.9	-4%	—%
% of revenue	31%	32%	31%

2015 vs. 2014

Selling, general and administrative expenses decreased to $46.8 million in 2015, as compared to $48.7 million in 2014. The $1.9 million decrease was primarily due to (i) a $1.8 million decrease in stock-based compensation expense, (ii) a $1.5 million decrease in travel expenses as a result of cost reduction measures, and (iii) a $0.9 million decrease associated with reduction in headcount, partially offset by (a) a $1.0 million increase in legal expenses, (b) a $0.7 million increase in bonus plan expenses, (c) a $0.3 increase in employee benefit costs and (d) a $0.3 million increase in certain marketing activities. As a percentage of net sales, selling, general and administrative expenses for the year ended December 31, 2015 were 31% compared to 32% for 2014. The decrease was due primarily to the decrease in selling, general and administrative expenses as compared to 2014.

2014 vs. 2013

Selling, general and administrative expenses decreased to $48.7 million in 2014, as compared to $48.9 million in 2013. The $0.2 million decrease was primarily due to (i) a $0.6 million decrease in employee benefit costs, (ii) a $0.4 million decrease in bonus plan expense, (iii) a $0.2 million decrease in executive deferred compensation, and (iv) a $0.1 million decrease in 401(k) match expense, partially offset by a $1.0 million increase in stock-based compensation expense and a $0.1 million increase in expenses related to the ALD product group. As a percentage of net sales, selling, general and administrative expenses for the year ended December 31, 2014 were 32% compared to31% for 2013. This increase was due primarily to the decrease in net sales as compared to 2013.
Restructuring Expenses

In millions	2015	2014	2013	2015 vs 2014	2014 vs 2013
Restructuring expenses	$0.8	$—	$—	100%	—%
% of revenue	1%	—%	—%

During the year ended December 31, 2015, we made reductions in our workforce as part of our efforts to remain competitive in the current environment.  The restructuring costs totaled $0.8 million and were related to severance and benefits for headcount reductions in certain functions in the U.S. and certain foreign countries.  The severance and benefits expenses of $0.8 million associated with the restructuring plan is included in Restructuring in the Consolidated Statements of Operations as of December 31, 2015.

Interest and Other Income, Net

In millions	2015	2014	2013
Interest income	$0.5	$0.1	$0.6
Other income (expense), net	(0.1)	0.1	(0.4)
Interest and other income, net	$0.4	$0.2	$0.2

Interest and other income, net, was $0.4 million for the year ended December 31, 2015, as compared with $0.2 million and $0.2 million for 2014 and 2013, respectively. We recorded $0.5 million of interest income during the year ended December 31, 2015. The $0.4 million increase was primarily due to higher returns on short-term investments balance during the year ended December 31, 2015, as compared to 2014. For the year ended December 31, 2014 interest and other income, net was $0.2 million, as compared with $0.2 million for 2013. We recorded $0.1 million of interest income during the year end December 31, 2014. The $0.5 million decrease was primarily due to the lower average short-term investments balance during the year ended December 31, 2014, as compared to 2013. We presently maintain an investment portfolio with a weighted-average maturity of less than one year. Consequently, changes in short-term interest rates have a significant impact on our interest income. Future changes in short-term interest rates are expected to continue to have a significant impact on our interest income.
Other expense net of $0.1 million for the year ended December 31, 2015 was primarily the result of $0.2 million of losses from foreign currency movements, partially offset by $0.1 million in miscellaneous other income. In 2014, other income, net of $0.1 million, was the result of $0.5 million in miscellaneous other income, partially offset by $0.4 million of losses from foreign currency movements. In 2013, other expense, net of $0.4 million was the result of losses from foreign currency exchange.
Provision for Income Taxes

For the year ended December 31, 2015, we recorded income tax expense of $0.5 million, as compared to income tax expense of $0.2 million in 2014, and income tax benefit of $1.1 million in 2013. The income tax expense recorded in 2015 and 2014 resulted primarily from foreign taxes. The income tax benefit recorded in 2013 resulted primarily from tax benefits due to return to provision adjustments associated with the filing of our 2012 tax return and the extension of the federal research and development tax credits under the American Taxpayer Relief Act of 2012, partially offset by state taxes and foreign taxes of $0.5 million. The actual expense or benefit recorded for the years ended 2015, 2014, and 2013 differs from the federal tax expense or benefit at 35% primarily due to current tax expense in foreign jurisdictions and the fact that in 2015, 2014 and 2013 the U.S. taxable loss was not realized due to the valuation allowance.

We are eligible for tax incentives that provide that certain income earned in Singapore would be subject to a tax holiday and/or reduced tax rates for a limited period of time under the laws of Singapore. To realize these benefits, we must meet certain requirements relating to employment and investment activities. This exemption is expected to expire within five years. In 2015 the tax benefit attributable to the tax holiday was approximately $3.1 million with a $0.11 impact on diluted earnings per share. In 2014, the tax benefit attributable to the tax holiday was approximately $1.0 million with a $0.04 impact on diluted earnings per share. In 2013, the tax benefit attributable to the tax holiday was approximately $0.5 million with a $0.02 impact on diluted earnings per share. Our ability to realize benefits from these initiatives could be materially adversely affected if, among other things, applicable requirements are not met, the incentives are substantially modified, or if we incur losses for which we cannot take a deduction.

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

In accordance with ASC 740, we had unrecognized benefits of $17.4 million as of December 31, 2015 due to uncertain tax positions. We continue to recognize interest and penalties as a component of income tax provision and accrued an insignificant amount for these items for the year. During the year ended December 31, 2015, the balance related to uncertain tax positions increased by $9.3 million, net. If we are able to eventually recognize these uncertain tax positions, $8.1 million of the unrecognized benefit on January 1, 2015 and $17.4 million of the unrecognized benefit on December 31, 2015, would reduce our effective tax rate. We currently have a full valuation allowance against our U.S. net deferred tax asset which would impact the timing of the effective tax rate benefit should any of these uncertain tax positions be favorably settled in the future.
Each quarter we assess the likelihood that we will be able to recover our deferred tax assets. We consider available evidence, both positive and negative, including historical levels of income, expectations and risks associated with estimates of future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance. As a result of our analysis, and as further described in the Critical Accounting Policies and Estimates section, deferred income taxes, we concluded that it is more likely than not that, as of December 31, 2015, our net deferred tax assets will not be realized, with the exception of those in Japan and Taiwan. Therefore, we continue to provide a full valuation allowance against net deferred tax assets outside of Japan and Taiwan.

We are subject to federal and state tax examination for years 2000 forward and 1997 forward, respectively, by virtue of the tax attributes carrying forward from those years. We are also subject to audits in the foreign jurisdictions in which we operate for years 2003 and forward. There are no material income tax examinations currently in progress.
Outlook

The anticipated timing of orders, shipments and system acceptances usually requires that we fill a number of production slots in any given period in order to meet our sales targets. If we are unsuccessful in our efforts to secure those production orders, or if existing production orders are delayed or cancelled, our results of operations will be materially adversely impacted. Additionally, we may not exceed or even maintain our current or prior levels of net sales for any period in the future for the reasons enumerated in this report. We believe that the market acceptance and volume production of our advanced packaging systems, laser processing systems and inspection systems are of critical importance to our future financial results. At December 31, 2015, these systems represented approximately 83% of our backlog.

LIQUIDITY AND CAPITAL RESOURCES

Net cash used in operating activities was $8.4 million for the year ended December 31, 2015, as compared with $6.7 million for the comparable period in 2014. Net cash used in operating activities during the year ended December 31, 2015 was attributable to $0.9 million of working capital cash used by changes in operating assets and liabilities as described below, partially offset by $9.3 million of cash generated from operations after adjustments for non-cash charges such as stock-based compensation, depreciation and amortization of intangibles and others.

Working capital uses of cash of $18.9 million were due to (i) a $13.1 million increase in inventory, (ii) a $4.1 million decrease in deferred product and service income, and (iii) a $1.7 million decrease in other liabilities. Working capital sources of cash of $18.0 million were due to (a) a $16.1 million decrease in accounts receivable, (b) a $1.3 million decrease in prepaid expenses and other assets, and (c) a $0.6 million increase in accrued expenses

We believe that because of the relatively long manufacturing cycle of certain systems, particularly newer products, our inventories will continue to represent a significant portion of working capital. Currently, we are devoting significant resources to the development, introduction and commercialization of our laser thermal processing systems and inspection systems and to the development of our next generation 1X lithography technologies. We intend to continue to incur significant operating expenses in the areas of research, development and engineering, manufacturing, and selling, general and administrative costs in order to further develop, produce and support these new products. There can be no assurance that any expenditures to develop these products will result in improved sales or that markets for these products will become viable. Additionally, gross profit margins, inventory and capital equipment levels may be adversely impacted in the future by costs associated with the initial production of the laser thermal processing systems, inspection systems and by future generations of our 1X wafer steppers. These costs include, but are not limited to, additional manufacturing overhead, costs of demonstration systems and facilities and the establishment of additional after-sales support organizations. Additionally, there can be no assurance that operating expenses will not increase, relative to sales, as a result of adding technical, marketing and administrative personnel, among other costs, to support our new products. If we are unable to achieve significantly increased net sales or if our sales fall below expectations, our cash flow and operating results will be materially adversely affected until, among other factors, costs and expenses can be reduced. Our failure to achieve our sales targets for these new products could result in additional inventory write-offs and asset impairment charges, either of which could materially adversely impact our results of operations.

During the year ended December 31, 2015, net cash provided by investing activities was $10.0 million, as compared with net cash used in investing activities of $1.0 million for the comparable period in 2014. Net cash provided by investing activities during the year ended December 31, 2015 was attributable to maturities of available-for-sale investment securities of $12.6 million, net of purchases, partially offset by capital expenditures of $2.6 million.

Net cash used in financing activities was $23.4 million during the year ended December 31, 2015, as compared with net cash provided by financing activities of $17.9 million for the comparable period in 2014. Net cash used in financing activities during the year ended December 31, 2015 was primarily attributable to repurchases of the Company’s common stock of $21.4 million and tax payments for release of restricted stock units of $2.3 million, partially offset by proceeds received from the issuance of common stock under our employee stock-based compensation plans of $0.3 million, net.

Historically, our principal source of liquidity has been cash provided by our operations. At December 31, 2015, we had working capital of $315.4 million. At December 31, 2015, our cash, cash equivalents and short-term investments, net of related borrowings under our line of credit, was $246.8 million.

At December 31, 2015, $36.0 million of our cash, cash equivalents, and investments were held by foreign subsidiaries. Amounts held by foreign subsidiaries are generally subject to U.S. income taxation on repatriation to the United States. We currently have no plans to repatriate any foreign earnings back to the United States as we believe our cash flows provided by our U.S. operations will meet our future U.S. liquidity needs.

In December 2004, we entered into a line of credit agreement with a brokerage firm replacing a similar arrangement that we had with a different firm. Under the terms of this agreement, we may borrow funds at a cost equal to the current Federal funds rate plus 125 basis points (i.e. 1.45% as of December 31, 2015). Certain of our cash, cash equivalents and short-term investments secure outstanding borrowings under this facility. We may borrow up to 75% of our total cash, cash equivalents and investments balance in this brokerage account. Funds are advanced to us under this facility based on pre-determined advance rates on the cash and securities held by us in this brokerage account. This agreement has no set expiration date and there are no loan covenants. As of December 31, 2015 and 2014, balances of $5.1 million were outstanding under this facility with a related collateral requirement of approximately $6.8 million of our cash, cash equivalents and investments.

The following summarizes our contractual obligations at December 31, 2015, and the effect such obligations are expected to have on our liquidity and cash flows in future periods:

In millions	Total	Less than 1 year	1-3 years	3-5 years	After 5 years
Notes payable obligations	$5.1	$5.1	$—	$—	$—
Non-cancelable capital lease obligations	1.5	0.9	0.6	—	—
Non-cancelable operating lease obligations	14.5	3.3	6.1	5.1	—
Long-term payables	10.4	—	0.4	—	10.0
Asset retirement obligations	2.5	—	2.5	—	—
Open purchase order commitments	13.9	13.9	—	—	—
Total contractual cash obligations	$47.9	$23.2	$9.6	$5.1	$10.0

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

Off-Balance Sheet Transactions

Our off-balance sheet transactions consist of certain financial guarantees, both expressed and implied, related to indemnification for product liability, patent infringement and latent product defects. Other than liabilities recorded pursuant to known product defects, at December 31, 2015, we did not record a liability associated with these guarantees, as we have little or no history of costs associated with such indemnification requirements. See Note 17 to our Consolidated Financial Statements for additional information.

Foreign Currency

As part of our overall strategy to manage the level of exposure to the risk of foreign currency exchange rate fluctuations, we attempt to hedge most of our Japanese yen-denominated foreign currency exposures. We use foreign currency forward contracts to hedge the risk that outstanding Japanese yen-denominated receipts from customers, for actual or forecasted sales of equipment after receipt of customer orders, may be adversely affected by changes in foreign currency exchange rates. We use foreign currency forward exchange contracts and natural hedges to offset substantial portions of the potential gains or losses associated with our Japanese yen-denominated assets and liabilities due to exchange rate fluctuations. We enter into foreign currency forward contracts that generally have maturities of nine months or less.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

Our exposure to market risk due to potential changes in interest rates, relates primarily to our investment portfolio, which consisted primarily of fixed interest rate instruments as of December 31, 2015 and 2014. We maintain an investment policy designed to ensure the safety and preservation of our invested funds by limiting market risk and the risk of default.

Certain of our cash, cash equivalents and investments serve as collateral for a line of credit we maintain with a brokerage firm. The line of credit is used for liquidity purposes, mitigating the need to liquidate investments in order to meet our current operating cash requirements.

The following table presents the hypothetical changes in fair values in the financial instruments held by us at December 31, 2015 that are sensitive to changes in interest rates. These instruments are comprised of cash equivalents and investments. These instruments are held for purposes other than trading. The modeling techniques used to measure the change in fair values arising from selected hypothetical changes in interest rates. Assumed market value changes to our portfolio reflect immediate hypothetical parallel shifts in the yield curve of plus or minus 50 basis points (“BPS”), 100 BPS, and 150 BPS:

Cash equivalents and available-for-sale investments, in thousands	Valuation of securities given an interest rate decrease of X basis points			No change in interest rate	Valuation of securities given an interest rate increase of X basis points
	(150 BPS)	(100 BPS)	(50 BPS)	0 BPS	50 BPS	100 BPS	150 BPS
Commercial paper	$10,014	$10,008	$10,002	$9,996	$9,990	$9,985	$9,979
Money market funds	9,075	9,075	9,075	9,075	9,075	9,075	9,075
U.S. treasury bills and notes	57,414	57,231	57,050	56,871	56,694	56,517	56,343
Securities and obligations of U.S. government agencies	129,460	128,976	128,497	128,023	127,555	127,092	126,634
Total investments	$205,963	$205,290	$204,624	$203,965	$203,314	$202,669	$202,031

During the year ended December 31, 2015, we did not materially alter our investment objectives or criteria and believe that, although the composition of our portfolio has changed from the preceding year, the portfolio’s sensitivity to changes in interest rates is materially the same.

Credit Risk

We mitigate credit default risk by attempting to invest in high credit quality securities and by positioning our portfolio to respond appropriately to a significant reduction in a credit rating of any investment issuer or guarantor. Our portfolio includes only marketable securities with active secondary or resale markets to ensure portfolio liquidity and is diversified in accordance with our investment policy. To date, we have not experienced significant liquidity problems with our portfolio. Our single largest holding at December 31, 2015, excluding the U.S. government and its agencies, was a $5.2 million money market fund.

As of December 31, 2015, we did not have any investments in mortgage backed or auction rate securities. However, we intend to closely monitor developments in the credit markets and make appropriate changes to our investment policy as deemed necessary or advisable. Based on our ability to liquidate our investment portfolio and our expected operating cash flows, we do not anticipate any liquidity constraints as a result of the current credit environment.

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

We use foreign currency forward contracts to hedge the risk that outstanding Japanese yen-denominated receipts from customers for actual or forecasted sales of equipment may be adversely affected by changes in foreign currency exchange rates. Our hedging programs reduce, but do not always entirely eliminate, the impact of currency movements. See “Derivative instruments and hedging” in Note 4 of Notes to Consolidated Financial Statements for additional disclosures.

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
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Consolidated Financial Statements included in Item 8:

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Stockholders of Ultratech, Inc.
We have audited the accompanying consolidated balance sheets of Ultratech, Inc. as of December 31, 2015 and 2014, and the related consolidated statements of operations, comprehensive loss, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2015. Our audits also included the financial statement schedule listed in the Index at Item 15(a)(2). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Ultratech, Inc. at December 31, 2015 and 2014, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2015, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects, the information set forth therein.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Ultratech, Inc.’s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework) and our report dated February 26, 2016 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP
San Jose, California
February 26, 2016

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Stockholders of Ultratech, Inc.
We have audited Ultratech, Inc.’s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework) (the COSO criteria). Ultratech, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.
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
In our opinion, Ultratech, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Ultratech, Inc. as of December 31, 2015 and 2014, and the related consolidated statements of operations, comprehensive loss, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2015 of Ultratech, Inc. and our report dated February 26, 2016 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP
San Jose, California
February 26, 2016

ULTRATECH, INC.
CONSOLIDATED BALANCE SHEETS

In thousands, except share and per share amounts	December 31, 2015	December 31, 2014
Assets
Current assets:
Cash and cash equivalents	$63,008	$67,988
Short-term investments	188,893	201,742
Accounts receivable, net of allowance for doubtful accounts of $498 and $498 at December 31, 2015 and 2014, respectively	28,108	44,217
Inventories, net	65,398	51,859
Prepaid expenses and other current assets	3,862	5,774
Total current assets	349,269	371,580
Property, plant, and equipment, net	17,280	20,926
Intangible assets, net	12,288	13,995
Other assets	10,359	11,017
Total assets	$389,196	$417,518
Liabilities and Stockholders’ Equity
Current liabilities:
Notes payable	$5,120	$5,120
Accounts payable	12,080	12,086
Accrued expenses	12,146	11,302
Deferred product and services income	4,499	8,638
Total current liabilities	33,845	37,146
Other liabilities	13,474	15,252
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value: 2,000,000 shares authorized; none issued	—	—
Common stock, $0.001 par value: 80,000,000 shares authorized; 30,606,577 and 30,230,075 shares issued at December 31, 2015 and 2014, respectively; and 26,522,276 and 27,395,774outstanding at December 31, 2015 and 2014, respectively	30	30
Additional paid-in capital	366,629	353,366
Treasury stock: 4,084,301 and 2,834,301 shares at December 31, 2015 and 2014, respectively	(67,185)	(45,747)
Accumulated other comprehensive loss, net	(1,199)	(1,259)
Retained earnings	43,602	58,730
Total stockholders’ equity	341,877	365,120
Total liabilities and stockholders’ equity	$389,196	$417,518
See accompanying notes to consolidated financial statements.

ULTRATECH, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
In thousands, except per share amounts	2015	2014	2013
Net sales
Products	$135,628	$136,169	$140,340
Services	13,148	13,973	16,432
Licenses	400	398	500
Total net sales	149,176	150,540	157,272
Cost of sales
Cost of products sold	71,159	74,872	77,740
Cost of services	12,585	12,395	12,150
Gross profit	65,432	63,273	67,382
Research, development and engineering	32,886	33,590	33,582
General and administrative	46,835	48,746	48,858
Restructuring	751	—	—
Operating loss	(15,040)	(19,063)	(15,058)
Interest expense	(80)	(35)	(48)
Interest and other income, net	442	231	190
Loss before income taxes	(14,678)	(18,867)	(14,916)
Provision (benefit) for income taxes	450	244	(1,147)
Net loss	$(15,128)	$(19,111)	$(13,769)
Net loss per share—basic
Net loss per share	$(0.55)	$(0.67)	$(0.49)
Number of shares used in per share computations—basic	27,429	28,437	28,106
Net loss per share—diluted
Net loss per share	$(0.55)	$(0.67)	$(0.49)
Number of shares used in per share computations—diluted	27,429	28,437	28,106
See accompanying notes to consolidated financial statements.

ULTRATECH, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

	Years Ended December 31,
(In thousands)	2015	2014	2013
Net loss	$(15,128)	$(19,111)	$(13,769)
Other comprehensive income (loss), net of tax:
Change in unrealized loss on investments	(258)	(86)	(60)
Change in minimum postretirement medical obligation	318	(1,066)	(1)
Change in unrealized loss on hedge contracts	—	(40)	(49)
Other comprehensive income (loss)	60	(1,192)	(110)
Total comprehensive loss	$(15,068)	$(20,303)	$(13,879)
See accompanying notes to consolidated financial statements.

ULTRATECH, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
In thousands	2015	2014	2013
Cash flows from operating activities:
Net loss	$(15,128)	$(19,111)	$(13,769)
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	6,461	6,353	5,642
Amortization of securities discount	(23)	(200)	(393)
Amortization of intangible assets	1,707	1,740	1,547
Amortization of other	885	827	426
Accretion of asset retirement obligations	147	136	126
(Gain) loss on disposal of equipment		9	139
Provision for inventory reserves and purchase order commitments	—	306	5,606
Stock-based compensation	15,262	16,827	15,473
Excess tax benefit from share-based arrangements	—	—	(384)
Changes in operating assets and liabilities:
Accounts receivable	16,109	(9,776)	8,023
Inventories	(13,061)	(4,830)	(12,230)
Prepaid expenses and other current assets	1,913	(316)	2,758
Other assets	(616)	(638)	(673)
Accounts payable	(6)	3,172	(8,827)
Accrued expenses	620	(3,462)	(647)
Deferred product and services income	(4,139)	2,064	(10,390)
Other liabilities	(1,701)	245	822
Net cash provided by (used in) operating activities	8,430	(6,654)	(6,751)
Cash flows from investing activities:
Capital expenditures	(2,587)	(2,823)	(7,933)
Purchase of patents and intangible assets	—	—	(5,000)
Purchase of investments in securities	(233,636)	(230,033)	(229,740)
Proceeds from maturities of investments	246,252	231,889	232,128
Net cash provided by (used in) investing activities	10,029	(967)	(10,545)
Cash flows from financing activities:
Proceeds from notes payable	20,480	20,480	8,120
Repayment of notes payable	(20,480)	(20,480)	(4,000)
Proceeds from issuance of common stock for stock option exercises	332	4,279	12,808
Tax payments for restricted stock unit releases	(2,333)	(2,950)	(3,434)
Excess tax benefit from exercise of stock options	—	—	384
Repurchase of common stock	(21,438)	(19,270)	—
Net cash provided by (used in) financing activities	(23,439)	(17,941)	13,878
Net decrease in cash and cash equivalents	(4,980)	(25,562)	(3,418)
Cash and cash equivalents at beginning of period	67,988	93,550	96,968
Cash and cash equivalents at end of period	$63,008	$67,988	$93,550
Supplemental disclosures of cash flow information:
Cash paid during the period for income taxes	$325	$396	$343
Other non-cash changes:
Systems transferred from inventory and other assets to equipment, net	$338	$302	$6,641
Capital lease of equipment	$—	$2,460	$—
See accompanying notes to consolidated financial statements.

ULTRATECH, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Stockholders’ Equity
	Common Stock		Additional Paid-in Capital	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Accumulated Deficit)	Total Stockholders’ Equity
In thousands, except share data	Shares	Amount
Balance at December 31, 2012	27,092,242	28	310,017	(26,512)	43	91,610	375,186
Net issuance of common stock under stock option plans	762,311	1	9,358	15	—	—	9,374
Stock-based compensation	—	—	15,473	—	—	—	15,473
Excess tax benefit related to stock options	—	—	384	—	—	—	384
Other comprehensive loss	—	—	—	—	(110)	—	(110)
Net loss	—	—	—	—	—	(13,769)	(13,769)
Total comprehensive loss							(13,879)
Balance at December 31, 2013	27,854,553	29	335,232	(26,497)	(67)	77,841	386,538
Net issuance of common stock under stock option plans	541,221	1	1,307	20	—	—	1,328
Stock-based compensation	—	—	16,827	—	—	—	16,827
Repurchase of common stock	(1,000,000)	—	—	(19,270)	—	—	(19,270)
Other comprehensive loss	—	—	—	—	(1,192)	—	(1,192)
Net loss	—	—	—	—	—	(19,111)	(19,111)
Total comprehensive loss							(20,303)
Balance at December 31, 2014	27,395,774	$30	$353,366	$(45,747)	$(1,259)	$58,730	$365,120
Net issuance of common stock under stock option plans	376,502	—	(1,999)	—	—	—	(1,999)
Stock-based compensation	—	—	15,262	—	—	—	15,262
Excess tax benefit related to stock options	—	—	—	—	—	—	—
Repurchase of common stock	(1,250,000)	—	—	(21,438)	—	—	(21,438)
Other comprehensive income	—	—	—	—	60	—	60
Net loss	—	—	—	—	—	(15,128)	(15,128)
Total comprehensive income
Balance at December 31, 2015	26,522,276	$30	$366,629	$(67,185)	$(1,199)	$43,602	$341,877

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

Major Customers

In 2015, Siliconware Precision Industries Co. Ltd. (“SPIL”), Taiwan Semiconductor Manufacturing Co. Ltd. (“TSMC”) and Intel Corporation (“Intel”) accounted for 21%, 13%, and 10% of our total systems sales, respectively. In 2014, Intel, Samsung and Global Foundries Incorporated (“GFI”) accounted for 18%, 14% and 13% of our total system sales, respectively. In 2013, SPIL accounted for 16% of our total system sales.

At December 31, 2015, TSMC and Flash Forward, Ltd. accounted for 36% and 19% of our accounts receivable, respectively. At December 31, 2014, GFI, Samsung, SMIC, and Intel accounted for 16%, 14%, 14% and 11% of our accounts receivable, respectively.

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

Enterprise-Wide Disclosures

Our products are manufactured in the United States and Singapore, and are sold worldwide. We market our products internationally through domestic and foreign-based sales and service offices. The following table presents enterprise-wide sales to external customers and long-lived assets by geographic region:

In thousands	2015	2014	2013
Net sales:
United States	$28,297	$47,629	$43,383
International:
Taiwan	65,188	27,961	61,460
Rest of the world	22,104	26,474	19,871
Korea	4,420	25,752	7,416
Europe	15,639	17,688	13,660
Japan	13,528	5,036	11,482
Subtotal	120,879	102,911	113,889
Total	$149,176	$150,540	$157,272
Long-lived assets:
United States	$34,124	$39,577	$40,347
Singapore	5,049	5,367	7,913
Rest of the world	756	994	1,146
Total	$39,929	$45,938	$49,406

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

A majority of our trade receivables are derived from sales in various geographic areas, principally the United States, Europe, Korea, Japan, Taiwan and the rest of Asia, to large companies within the integrated circuit and nanotechnology industries. We perform ongoing credit evaluations of our customers’ financial condition and require collateral, whenever deemed necessary. As of December 31, 2015 and 2014, the recorded value of our accounts receivable approximated fair value due to the short-term nature of our accounts receivable.

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

The U.S. dollar is the functional currency for all foreign operations. Foreign exchange gains and losses which result from the process of remeasuring foreign currency financial statements into U.S. dollars or from foreign currency exchange transactions during the period, are included in interest and other income, net. Net foreign exchange losses during the years ended December 31, 2015, 2014 and 2013 were $0.2 million, $0.4 million, and $0.3 million, respectively.

Our fiscal quarters in 2015 ended on April 4, 2015, July 4, 2014, October 3, 2015 and December 31, 2015. Our fiscal quarters in 2014 ended on March 29, 2014, June 28, 2014, September 27, 2014 and December 31, 2014.

We have evaluated subsequent events, as defined by Accounting Standard Codification (“ASC”) Topic 855, through February 26, 2016, which is the issuance date of our financial statements.

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

Investments

Management determines the appropriate classification of its investments at the time of purchase and re-evaluates the classification at each balance sheet date. At December 31, 2015 and 2014, all investments and cash equivalents in our portfolio were classified as “available-for-sale” and are stated at fair value, with the unrealized gains and losses, net of tax, reported in accumulated other comprehensive income (loss), as a separate component of stockholders’ equity. The fair value of short-term investments are estimated based on quoted prices in active markets or significant other observable inputs as of December 31, 2015 and 2014.

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

Inventories

Inventories are stated at the lower of cost or market using standard costs that generally approximate actual costs on a first-in, first-out basis. We maintain a perpetual inventory system and continuously record the quantity on-hand and standard cost for each product, including purchased components, subassemblies, and finished goods. We maintain the integrity of perpetual inventory records through periodic physical counts of quantities on hand. The semiconductor industry is characterized by rapid technological change, changes in customer requirements and evolving industry standards. We perform a detailed assessment of inventory at each balance sheet date, which includes a review of, among other factors, demand requirements and market conditions. Based on this analysis, we may record adjustments to the value of our inventory. During the years ended December 31, 2015 and 2014 we have recorded zero and $0.3 million, respectively, in reserves for excess and obsolete inventories and open purchase order commitments.

Long-lived Assets

Equipment and leasehold improvements are stated at cost, less accumulated depreciation and amortization. Equipment is depreciated on a straight-line basis over the estimated useful lives (i.e. three to nine years). Leasehold improvements are amortized on a straight-line basis over the life of the related assets or the lease term, whichever is shorter. Depreciation and amortization expense for the years ended December 31, 2015, 2014 and 2013 was $6.5 million, $6.4 million and $5.6 million, respectively.

We review long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of these assets may not be recoverable. We assess these assets for impairment based on estimated future cash flows from these assets. No asset impairment charges have been recorded during the three years ended December 31, 2015.

Intangible Assets

Purchased technology, patents and other intangible assets are presented at cost, net of accumulated amortization, and are amortized over their estimated useful lives using the straight-line method. Amortization expense for the years ended December 31, 2015, 2014 and 2013 was $1.7 million, $1.7 million and $1.5 million, respectively.

We review for impairment whenever events or changes in circumstances indicate that the carrying amount of the intangible asset may not be recoverable and the carrying amount exceeds its fair value. No intangible assets impairment charges have been recorded during the three years ended December 31, 2015.

Related-Party Transactions

From time to time, we make loans to our employees. All currently outstanding employee notes accrue interest and have remaining terms ranging from two to five years.

During the year ended December 31, 2015, no new loans were made to an employee. At each of the years ended December 31, 2015 and 2014, the aggregate outstanding principal balance of all loans were $0.1 million.

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

The fair value of derivative instruments recorded in our Consolidated Balance Sheets is as follows:

		Fair Value as of
(In thousands)	Balance Sheets Location	December 31, 2015	December 31, 2014
Foreign exchange contracts	Other current assets	$43	$61
	Other current liabilities	$(4)	$(4)
Total derivatives		$39	$57

Our derivative financial instruments are subject to both credit and market risk. Credit risk is the risk of loss due to failure of a counter-party to perform its obligations in accordance with contractual terms. Market risk is the potential change in an investment’s value caused by fluctuations in interest and currency exchange rates, credit spreads or other variables. We monitor the credit-worthiness of the financial institutions that are counter-parties to our derivative financial instruments and do not consider the risks of counter-party nonperformance to be material. Credit and market risks, as a result of an offset by the underlying cash flow being hedged, related to derivative instruments were not considered material at December 31, 2015 and 2014.

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

At December 31, 2015, we had one currency forward contract for the sale of Japanese yen of 661.0 million. At December 31, 2014, there were no outstanding cash flow hedges. During the year ended December 31, 2015, and 2014, we reclassified into earnings an accumulated loss of $0.1 million and an insignificant amount that was recorded as a component of other comprehensive income (loss).

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

At December 31, 2015 and 2014, we had currency sell-forward contracts classified as fair value hedges for the sale of Japanese yen of $3.2 million and $1.9 million, respectively. At December 31, 2015 and 2014, we had buy-forward contracts for the purchase of Japanese yen of $0.3 million and $0.1 million, respectively. The fair value of derivatives at December 31, 2015 and 2014 was insignificant.

The following sets forth the effect of the derivative instruments on our Consolidated Statements of Operations for the years ended:

Location of Gain/(Loss) Recognized in Statement of Operations on Derivatives (In thousands)	December 31, 2015	December 31, 2014
Interest and other income (expense), net	$110	$215

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

Costs related to deferred product revenues are capitalized (deferred) and recognized at the time of revenue recognition. Deferred product revenue and costs are netted on our balance sheet, under the caption “deferred product and services income.” The gross amount of deferred revenues and deferred costs at December 31, 2015 were $5.3 million and $0.8 million, respectively. The gross amount of deferred revenues and deferred costs at December 31, 2014 were $9.8 million and $1.2 million, respectively.

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

Impact of Recently Issued Accounting Standards

In May 2014, the Financial Accounting Standards Board (“FASB”) issued a new standard to achieve a consistent application of revenue recognition within the U.S., resulting in a single revenue model to be applied by reporting companies under U.S. generally accepted accounting principles. Under the new model, recognition of revenue occurs when a customer obtains control of promised goods or services in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In addition, the new standard requires that reporting companies disclose the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. On July 9, 2015, the FASB agreed to delay the effective date by one year. In accordance with the agreed upon delay, the new standard is effective for us beginning in the first quarter of 2018. Early adoption is permitted, but not before the original effective date of the standard. The new standard is required to be applied retrospectively to each prior reporting period presented or retrospectively with the cumulative effect of initially applying it recognized at the date of initial application. We have not yet selected a transition method nor have we determined the impact of the new standard on our consolidated financial statements.

In November 2015, the FASB issued Accounting Standards Update (ASU) 2015-17, “Balance Sheet Classification of Deferred Taxes”, which simplifies the presentation of deferred income taxes. This ASU requires that deferred tax assets and liabilities be classified as non-current in a statement of financial position. We early adopted ASU 2015-17 effective December 31, 2015 on a prospective basis. Adoption of this ASU resulted in a reclassification of our net current deferred tax asset to the net non-current deferred tax asset in our Consolidated Balance Sheet as of December 31, 2015. No prior periods were retrospectively adjusted.

5. STOCK-BASED COMPENSATION

The following table shows total stock-based compensation expense recognized under ASC Topic 718, Compensation—Stock Compensation (“ASC 718”), for employees and directors and the effect on the accompanying Consolidated Statement of Operations for the years ended December 31:

In thousands	2015	2014	2013
Cost of sales	$833	$800	$782
Research, development, and engineering	3,230	2,875	2,523
Selling, general and administrative expenses	11,199	13,152	12,168
Total stock-based compensation expense	$15,262	$16,827	$15,473

Compensation cost capitalized as part of inventory was insignificant, $0.8 million and $0.5 million during the years ended December 31, 2015, 2014 and 2013, respectively.

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

We used the following weighted-average assumptions to estimate the fair value of stock options at the date of grant using the Black-Scholes option-pricing model for the years ended December 31:

	2015	2014	2013
Expected life (in years)	5.9	5.9	5.9
Risk-free interest rate	1.7%	1.7%	1.1%
Volatility factor	43%	47%	47%
Dividend yield	—	—	—

The weighted-average fair value per share of stock options granted during the years ended December 31, 2015, 2014 and 2013 was $7.19, $10.40, and $14.09 respectively.

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

Under our 1993 Stock Option Plan/Stock Issuance Plan, as amended and restated as of May 31, 2011, officers and other key employees, non-employee Board members and consultants may receive equity incentive awards in the form of stock options to purchase shares of common stock at no less than 100% of fair value at the grant date or restricted stock or restricted stock units. Options historically have vested in equal monthly installments over a fifty-month period or one hundred-month period, with a minimum vesting period of twelve months from the grant date, and generally expire ten years from the date of grant or upon the expiration of a limited period following any earlier termination of employment. The plan was amended in January 2006 to allow the issuance of shares pursuant to restricted stock unit awards. These awards when granted generally vest in equal monthly installments over the vesting period but which defer the issuance of the vested shares until the end of the issuance period measured from the award date, subject to earlier issuance upon termination of employment under certain circumstances or a change in control. Awards under the plan may be subject to accelerated vesting under certain circumstances should a change in control occur. The plan terminates on the earlier of June 6, 2020 or the date on which all shares available for issuance under the plan have been issued. Under the plan, approximately 0.4 million, 0.2 million and 1.2 million shares were available for issuance at December 31, 2015, 2014 and 2013, respectively.

1998 Supplemental Stock Option/Stock Issuance Plan

Under our 1998 Supplemental Stock Option/Stock Issuance Plan, as amended, eligible employees (i.e. other than executive officers and employees holding the title of Vice President or General Manager) were able to receive options to purchase shares of common stock at not less than 100% of fair value on the grant date. These options generally vest in equal monthly installments over a fifty-month period, with a minimum vesting period of twelve months from grant date, and generally expire ten years from date of grant, subject to earlier termination following the optionee’s cessation of employee status. Direct stock issuances may also be made under the plan, subject to similar vesting provisions. The plan was amended in January 2008 to allow the issuance of shares pursuant to restricted stock unit awards. Since the plan terminated on October 19, 2008, there were no options available for issuance under the plan at December 31, 2015, 2014 and 2013.

Stock Option Activity

The following table is a summary of our stock option activity and related information for the year ended December 31, 2015:

	Options	Weighted- Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value as of December 31, 2015 (in thousands)
Outstanding at January 1, 2015	2,695,276	$24.09
Granted	31,500	$16.71
Exercised	(21,730)	$15.29
Forfeited and expired	(309,939)	$23.63
Outstanding at December 31, 2015	2,395,107	$24.13	6.0	$2,827
Exercisable at December 31, 2015	1,389,060	$23.71	5.66	$2,035
Vested and expected to vest as of December 31, 2015, net of anticipated forfeitures	2,307,140	$24.07	5.99	$2,771

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between our closing stock price on the last trading day of the year ended December 31, 2015 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on December 31, 2015. Total intrinsic value of options exercised (selling price of the exercised stock less the option strike price multiplied by the share amount) in the year ended December 31, 2015 was $0.1 million as compared to $1.8 million and $9.6 million in 2014 and 2013, respectively. Cash received from option exercises in the years ended December 31, 2015 and 2014 was $0.3 million and $4.3 million, respectively.

The following table is a summary of our option activity for the years ended December 31:

	2014		2013
	Options	Weighted- Average Exercise Price	Options	Weighted- Average Exercise Price
Outstanding at January 1	2,659,884	$23.51	3,195,573	$23.33
Granted	462,250	$22.99	61,000	$31.38
Exercised	(274,551)	$15.46	(560,808)	$22.78
Forfeited and expired	(152,307)	$26.23	(35,881)	$32.58
Outstanding at December 31	2,695,276	$24.09	2,659,884	$23.51

The following table shows the related information for options outstanding and options exercisable as of December 31, 2015:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Options	Weighted- Average Remaining Contractual Life (Years)	Weighted- Average Exercise Price	Options	Weighted- Average Exercise Price
$9.66 - $15.65	307,564	3.37	$12.78	235,424	$12.40
$15.68 - $18.65	271,050	7.25	$17.75	125,835	$18.06
$18.80 - $22.00	266,699	5.29	$20.70	161,529	$20.60
$22.53 - $24.10	270,941	6.43	$23.14	140,896	$23.07
$24.57 - $27.75	401,668	6.91	$26.71	224,248	$26.83
$28.90 - $29.54	289,586	6.38	$29.11	184,311	$29.20
$30.12 - $30.91	359,211	5.99	$30.48	192,743	$30.52
$31.24 - $31.24	211,168	6.31	$31.24	109,614	$31.24
$31.91 - $31.91	15,000	6.46	$31.91	12,600	$31.91
$31.94 - $31.94	2,220	6.33	$31.94	1,860	$31.94
Outstanding at December 31	2,395,107	6.00	$24.13	1,389,060	$23.71

As of December 31, 2015, $13.6 million of total unrecognized compensation cost related to stock options is expected to be recognized over a weighted-average period of 3.01 years.

Restricted Stock Unit Activity

The following table is a summary of our restricted stock unit activity and related information as of December 31:

	2015		2014		2013
	Shares	Weighted- Average Grant Date Fair Value	Shares	Weighted-Average Grant Date Fair Value	Shares	Weighted-Average Grant Date Fair Value
Nonvested stock at January 1	1,328,357	$23.43	1,089,354	$27.75	874,370	$26.04
Granted	56,000	$16.54	694,250	$19.26	599,500	$29.79
Vested	(421,375)	$24.27	(403,116)	$27.55	(368,076)	$26.78
Forfeited	(78,822)	$24.00	(52,131)	$26.40	(16,440)	$32.55
Nonvested stock at December 31	884,160	$22.54	1,328,357	$23.43	1,089,354	$27.75

A total of 327,455 shares of our common stock subject to restricted stock units was vested but not yet distributed as of December 31, 2015. Stock-based compensation expense related to our restricted stock units for the year ended December 31, 2015 was $10.0 million. As of December 31, 2015, $19.6 million of total unrecognized compensation cost related to unvested restricted stock units is expected to be recognized over a weighted-average period of 3.11 years. Total fair value of vested shares in the year ended December 31, 2015 was $10.2 million compared to $11.1 million and $9.9 million in 2014 and 2013, respectively.

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

During the year ended December 31, 2015, we repurchased 1.3 million shares of common stock at an average cost per share of $17.15. The total purchase price of $21.4 million was reflected as an increase to treasury stock resulting in a reduction in stockholder’s equity.

7. BASIC AND DILUTED NET LOSS PER SHARE

The following sets forth the computation of basic and diluted net income (loss) per share:

	Years Ended December 31,
In thousands, except per share amounts	2015	2014	2013
Numerator:
Net loss	$(15,128)	$(19,111)	$(13,769)
Denominator:
Basic weighted-average shares outstanding	27,429	28,437	28,106
Diluted weighted-average shares outstanding	27,429	28,437	28,106
Net loss per share—basic	$(0.55)	$(0.67)	$(0.49)
Net loss per share—diluted	$(0.55)	$(0.67)	$(0.49)

The dilutive effect of outstanding options and restricted stock units is reflected in diluted net income per share, but not diluted net loss per share, by application of the treasury stock method, which includes consideration of stock-based compensation required by U.S. GAAP. As the Company reported net losses for each of the years ended December 31, 2015 and 2014, both basic and diluted net loss per share are the same.

For the year ended December 31, 2015, a total of 3.0 million shares of common stock subject to options and restricted stock units was excluded from the computation of diluted net loss per share as the resulting effect would have been anti-dilutive, compared to 2.7 million shares and 2.3 million shares for the years ended December 31, 2014 and 2013, respectively. Options and restricted stock units are anti-dilutive when we have a net loss or when the exercise price of the stock option and the average unrecognized compensation cost of the stock option or restricted stock unit are greater than the average market price of our common stock.

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

The fair value of these certain financial assets and liabilities was determined at December 31, 2015 and 2014:

		Fair Value Measurements at December 31, 2015 Using
In thousands	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available-for-sale securities(1)
Commercial paper	$9,996	$—	$9,996	$—
Money market funds	9,074	9,074	—	—
U.S. treasury bills and notes	56,872	56,872	—	—
Securities and obligations of U.S. government agencies	128,023	—	128,023	—
	203,965	65,946	138,019	—
Foreign currency derivatives(2)	43	—	43	—
Foreign currency derivatives(3)	(4)	—	(4)	—
	$204,004	$65,946	$138,058	$—

		Fair Value Measurements at December 31, 2014 Using
In thousands	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available-for-sale securities(1)
Commercial paper	$9,998	$—	$9,998	$—
Money market funds	26,456	26,456	—	—
U.S. treasury bills and notes	3,919	3,919	—	—
Securities and obligations of U.S. government agencies	187,825	—	187,825	—
	228,198	30,375	197,823	—
Foreign currency derivatives(2)	61	—	61	—
Foreign currency derivatives(3)	(4)	—	(4)	—
	$228,255	$30,375	$197,880	$—
___________________

(1)	Included in cash and cash equivalents and short-term investments on our consolidated balance sheet. Cash equivalents at December 31, 2015 and 2014 were $15.1 million and $26.5 million, respectively.

(2)	Included in current assets on our consolidated balance sheet. Consisted of forward foreign exchange contracts for the Japanese yen. See Note 4 - Derivative Instruments and Hedging.

(3)	Included in current liabilities on our consolidated balance sheet. Consisted of forward foreign exchange contracts for the Japanese yen. See Note 4 - Derivative Instruments and Hedging.

9. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

Accumulated other comprehensive loss is comprised of the following items, net of tax:

In thousands	December 31, 2015	December 31, 2014
Unrealized gain (loss) on:
Available-for-sale investments	$(377)	$(121)
Postretirement benefit obligation	317	(1,138)
Accumulated other comprehensive loss at end of period	$(60)	$(1,259)

The amount of gain on foreign exchange contracts reclassified to earnings was $0.1 million and insignificant and for the years ended December 31, 2015, and 2014, respectively. Unrealized gains and losses on investments affect the short-term investment line on our consolidated balance sheet. Amounts in other comprehensive income for changes in the minimum post-retirement obligation are recorded on our consolidated balance sheets in other liabilities or expensed to our consolidated statement of operations in selling, general, and administrative expenses.

10. INVESTMENTS

We classified all of our investments as “available-for-sale” as of December 31, 2015 and 2014. Accordingly, we state our investments at estimated fair value. Fair values are determined based on quoted market prices or pricing models using current market rates. We deem all investments to be available to meet current working capital requirements.

The following is a summary of our investments:

	December 31, 2015				December 31, 2014
Cash equivalents and available- for-sale investments, In thousands	Amortized Cost	Accumulated Other Comprehensive Income		Estimated Fair Value	Amortized Cost	Accumulated Other Comprehensive Income		Estimated Fair Value
		Gains	Losses			Gains	Losses
Commercial paper	$9,996	$—	$—	$9,996	$9,998	$—	$—	$9,998
Money market funds	9,074	—	—	9,074	26,456	—	—	26,456
U.S. treasury bills and notes	56,929	1	58	56,872	3,918	1	—	3,919
Securities and obligations of U.S. government agencies	128,343	3	323	128,023	187,947	4	126	187,825
Total	$204,342	$4	$381	$203,965	$228,319	$5	$126	$228,198

The following is a reconciliation of our investments to the balance sheet classifications at December 31, 2015 and 2014:

In thousands	2015	2014
Cash equivalents	$15,072	$26,456
Short-term investments	188,893	201,742
Investments, at estimated fair value	$203,965	$228,198

Gross realized gains and losses on sales of investments were insignificant in each of the years ended December 31, 2015, 2014 and 2013.

The gross amortized cost and estimated fair value of our investments at December 31, 2015, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because the issuers of the securities may have the right to prepay obligations without prepayment penalties.

In thousands	Gross Amortized Cost	Fair Value
Due in one year or less	$155,342	$155,177
Due after one year through five years	49,000	48,788
Total	$204,342	$203,965

The following table provides the breakdown of the cash equivalents and investments with unrealized losses at December 31, 2015:

	In Loss Position for Less Than 12 Months		In Loss Position for More Than 12 Months		Total
Investments, In thousands	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
U.S. treasury bills and notes	$51,872	$58	$—	$—	$51,872	$58
Securities and obligations of U.S. government agencies	110,345	323	—	—	110,345	323
Total	$162,217	$381	$—	$—	$162,217	$381

The following table provides the breakdown of the cash equivalents and investments with unrealized losses at December 31, 2014:

	In Loss Position for Less Than 12 Months		In Loss Position for More Than 12 Months		Total
Investments, In thousands	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Securities and obligations of U.S. government agencies	$152,784	$126	$—	$—	$152,784	$126
Total	$152,784	$126	$—	$—	$152,784	$126

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

We have not recorded any OTTI on our investments for the years ended December 31, 2015, 2014 and 2013.

11. BALANCE SHEET DETAIL

In thousands	December 31, 2015	December 31, 2014
Inventories, net:
Raw materials	$24,898	$17,848
Work-in-process	18,284	12,377
Finished products	22,216	21,634
Total (net of reserves)	$65,398	$51,859
Property, plant, and equipment, net
Machinery and equipment	$46,369	$44,600
Leasehold improvements	15,603	15,472
Office equipment and furniture	14,619	14,394
	76,591	74,466
Accumulated depreciation and amortization	(59,311)	(53,540)
Total	$17,280	$20,926
Other assets:
Deferred compensation plan assets	4,341	4,085
Demonstration and laboratory equipment	5,022	6,296
Other	996	636
Total	$10,359	$11,017
Accrued expenses:
Accrued payroll-related liabilities	$6,417	$6,619
Warranty accrual	1,586	1,501
Capital lease, current portion	831	796
Advanced billings	543	202
Other	2,769	2,184
Total	$12,146	$11,302
Other Liabilities:
Deferred compensation plan liabilities	$5,247	$4,919
Income tax payable - long term	2,523	2,526
Asset retirement obligations	2,540	2,397
Postretirement benefits obligation	2,231	2,255
Capital lease - long term	575	1,406
Deferred service income - long term	49	1,051
Deferred income tax liabilities - long term	—	224
Other	309	474
Total	$13,474	$15,252

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

Changes in our product liability are as follows:

In thousands	December 31, 2015	December 31, 2014
Balance, beginning of year	$1,501	$1,142
Liabilities accrued for warranties issued	1,896	1,789
Warranty claims paid and utilized	(2,155)	(2,001)
Changes in accrued warranty liabilities	344	571
Balance, end of year	$1,586	$1,501

Deferred Service Income

We sell service contracts for which revenue is deferred and recognized ratably over the contract period (for time based service contracts) or as service hours are delivered (for contracts based on a purchased quantity of hours). Changes in our deferred service revenue are as follows:

In thousands	December 31, 2015	December 31, 2014
Balance, beginning of year	$5,233	$5,499
Service contracts billed during year	3,244	4,093
Service contract revenue recognized during year	(4,466)	(4,359)
Balance, end of year	$4,011	$5,233

Balance sheet classification
Service contracts classified as short-term	$3,962	$4,182
Service contracts classified as long-term	49	1,051
Balance, end of year	$4,011	$5,233

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

The following table sets forth an analysis of the ARO activity for the years ended December 31, 2015 and 2014:

In thousands	2015	2014
Balance as of January 1	$2,397	$2,248
Accretion expense	143	136
Liabilities incurred	—	13
Balance as of December 31	$2,540	$2,397

Advanced Billings

On occasion, we require, or our customers pay, a deposit in advance of order shipment. These amounts are classified as advanced billings until the related order ships. At December 31, 2015, we have received $0.5 million in advanced billings from our customers and $0.2 million at December 31, 2014.

12. NOTES PAYABLE

In December 2004, we entered into a line of credit agreement with a brokerage firm. Under the terms of this agreement, we may borrow funds at a cost equal to the current federal funds rate plus 1.25 basis points (1.45% as of December 31, 2015). Certain of our cash, cash equivalents and short-term investments secure borrowings outstanding under this facility, but we are not restricted in the use of those assets. Funds are advanced to us under this facility based on pre-determined advance rates on the cash and securities held by us in this brokerage account. This agreement has no set expiration date and there are no loan covenants, other than the aforementioned collateral requirement which does not legally restrict the cash and securities. At each of the years ended December 31, 2015 and 2014, $5.1 million was outstanding under this facility, with a related collateral requirement of approximately of $6.8 million of our cash, cash equivalents and short-term investments.

13. EMPLOYEE BENEFIT PLANS

Employee bonus plans

We currently sponsor an executive incentive bonus plan that distributes employee awards based on the achievement of predetermined targets. We recorded charges of $2.1 million, $1.5 million, and $2.0 million under this bonus plan for the years ended December 31, 2015, 2014, and 2013, respectively.

Employee Savings and Retirement Plans

We sponsor a 401(k) employee salary deferral plan that allows voluntary contributions by all full-time employees up to the Internal Revenue Service limits of their pretax earnings. We may also make matching contributions to this plan at our discretion. Employees are eligible for the matching plan if they contribute at least 2% of their compensation. Our contributions, when made, are limited to a maximum of 3% of the employee’s compensation if the company exceeds certain income levels. During the year ended December 31, 2015 and 2014, we made zero contributions to the plan and in 2013, we made $0.2 million in contributions to the plan.

We also sponsor an executive non-qualified deferred compensation plan (the “Plan”) that allows qualifying executives to defer current cash compensation. At December 31, 2015 Plan assets of $4.3 million, representing the cash surrender value of life insurance policies held by us, and liabilities of $5.2 million are included in our consolidated balance sheets under the captions “other assets” and “other liabilities,” respectively.

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

The following table sets forth the amounts of unrecognized prior service cost and unrecognized actuarial loss included in accumulated other comprehensive loss:

In thousands	December 31, 2015	December 31, 2014
Prior service cost	$767	$959
Net actuarial loss	53	179
Amount included in accumulated other comprehensive income	$820	$1,138

The reconciliation of the beginning and ending balance of the accumulated postretirement benefit obligation and the fair value of plan assets is as follows:

In thousands	December 31, 2015	December 31, 2014
Benefit obligation at beginning of year	$2,255	$1,032
Interest cost	86	48
Actuarial loss	(110)	216
Prior service cost	—	959
Benefit obligation at end of year	2,231	2,255
Funded status at end of year	$(2,231)	$(2,255)

Amounts recognized in the statement of financial position are included in noncurrent liabilities.

Weighted-average discount rates as of December 31, 2015 were 4.0% and 4.2% for each of the Chief Executive Officer’s plan and the Chief Financial Officer’s plan, respectively, as compared to 3.8% and 3.9%, as of December 31, 2014.

For measurement purposes, a 5% annual rate of increase in the per capita cost of covered health care benefits was assumed for the year ended December 31, 2015 and the rate was assumed to remain at 5% thereafter.

Components of net periodic benefit cost and other amounts are recognized in selling, general, and administrative expense on our Consolidated Statements of Operations are as follows:

In thousands	December 31, 2015	December 31, 2014
Interest cost	$86	$48
Actuarial loss	$—	$100
Net periodic benefit cost	$86	$148

Other changes in plan benefit obligations from other comprehensive loss recognized in selling, general, and administrative expense on our Consolidated Statements of Operations are as follows:

In thousands	December 31, 2015	December 31, 2014
Amortization of net loss	15	8
Total recognized from other comprehensive loss	$15	$8
Total recognized net periodic benefit cost and changes in plan benefit obligations	$101	$156

The expected benefit payments are as follows:

In thousands
2019 and thereafter	$2,231
Total expected benefit payments	$2,231

Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plan. A one-percentage-point change in assumed health care cost trend rates would have the following effects:

	December 31, 2015
In thousands	1-Percentage- Point Increase	1-Percentage- Point Decrease
Effect on total of service and interest cost components	$22.5	$(22.5)
Effect on postretirement benefit obligation	$264	$(397)

14. INCOME TAXES

The domestic and foreign components of loss before income taxes is as follows:

	Years Ended December 31,
In thousands	2015	2014	2013
Domestic	$(37,696)	$(16,027)	$(27,201)
Foreign	23,018	(2,840)	12,285
Loss before income taxes	$(14,678)	$(18,867)	$(14,916)

The components of the provision (benefit) for income taxes were as follows:

	Years Ended December 31,
In thousands	2015	2014	2013
Federal:
Current	$—	$—	$(1,616)
Deferred	—	—	—
	—	—	(1,616)
State:
Current	(23)	(18)	58
Deferred	—	—	—
	(23)	(18)	58
Foreign:
Current	289	390	289
Deferred	184	(128)	122
	473	262	411
Total income tax provision (benefit)	$450	$244	$(1,147)

The difference between the provision (benefit) for income taxes and the amount computed by applying the U.S. federal statutory rate of 35 percent to income (loss) before income taxes is explained below:

	Years Ended December 31,
In thousands	2015	2014	2013
Tax computed at statutory rate	$(5,136)	$(6,602)	$(5,220)
Foreign taxes	(7,583)	1,256	(3,890)
Credits	(169)	(282)	(525)
Change in valuation allowance	13,338	5,872	8,488
Income tax provision	$450	$244	$(1,147)

To better align with the international nature of our business, we transitioned certain manufacturing processes to Singapore, thereby bringing these activities closer to our Asia-based customers. We have qualified for tax incentives that provide that certain income earned in Singapore would be subject to a tax holiday and/or reduced tax rates for a limited period of time under the laws of Singapore. To realize these benefits, we must meet certain requirements relating to employment and investment activities. This exemption is expected to expire within five years. In 2015, the tax benefit attributable to tax holidays was approximately $3.0 million with a $0.11 impact on diluted earnings per share. In 2014, the tax benefit attributable to tax holidays was approximately $1.0 million with a $0.04 impact on diluted earnings per share. In 2013, the tax benefit attributable to tax holidays was approximately $0.5 million with a $0.02 impact on diluted earnings per share. Our ability to realize benefits from these initiatives could be materially adversely affected if, among other things, applicable requirements are not met, the incentives are substantially modified, or if we incur losses for which we cannot take a deduction.

Significant components of deferred income tax assets and liabilities are as follows:

In thousands	2015	2014	2013
Deferred tax assets:
Net operating loss carry-forwards	$21,550	$20,661	$18,061
Inventory valuation	3,838	4,101	4,744
Bad debt reserve	184	181	185
Basis difference in assets	44	133	276
Tax credit carry-forwards	16,127	16,050	15,394
Warranty reserves	211	290	302
Deferred product and services income	411	328	312
Other non-deductible accruals and reserves	5,538	5,730	5,382
Stock compensation	6,515	6,440	5,290
Total deferred tax assets	54,418	53,914	49,946
Valuation allowance	(52,380)	(51,558)	(47,877)
Net deferred tax assets	$2,038	$2,356	$2,069
Deferred tax liabilities:
Other	(1,719)	(1,854)	(1,695)
Total deferred tax liabilities	(1,719)	(1,854)	(1,695)
Net deferred tax assets	$318	$502	$374

We have not provided for U.S. income taxes and foreign withholding taxes on the undistributed earnings of foreign subsidiaries as of December 31, 2015 because we intend to permanently reinvest such earnings outside the United States given that we have moved certain manufacturing processes to Singapore and that our future U.S. cash flows are expected to meet our future U.S. cash needs. As of December 31, 2015, the cumulative amount of earnings for which U.S. income taxes have not been provided is approximately $53.7 million. Determination of the amount of unrecognized deferred tax liability related to these earnings is not practicable.

We currently have a full valuation allowance against our U.S. net deferred tax asset. Each quarter we assess the likelihood that we will be able to recover our deferred tax assets. As a result of our analysis, we concluded that it is more likely than not that, as of December 31, 2015, our net deferred tax assets will not be realized, with the exception of those in Japan and Taiwan. Therefore, we continue to provide a full valuation allowance against net deferred tax assets outside of Japan and Taiwan. Management continues to monitor the relative weight of positive and negative evidence of future profitability in relevant jurisdictions. However, as of December 31, 2015, we have determined that the following negative evidence outweighs the positive evidence such that it is not more likely than not we will generate sufficient taxable income in the relevant jurisdictions to utilize our deferred tax assets and release the associated valuation allowance:

•	Movement of certain product manufacturing to Singapore,

•	Cumulative three year U.S. taxable loss,

•	Inherent earnings volatility of our industry resulting in our inability to forecast long term earnings, and

•	Usage limitations resulting in a longer period being required to realize our deferred tax assets.

The net valuation allowance increased by $0.8 million during the year ended December 31, 2015, and increased by $3.7 million and $10.9 million during the years ended December 31, 2014 and 2013, respectively. The increase in valuation allowance in 2015 was primarily due to an increase in net operating loss carry-forwards and tax credit carryforwards.

Approximately $4.7 million of the valuation allowance as of December 31, 2015 is attributable to pre-2006 windfall stock option deductions, the benefit of which will be credited to paid-in capital if and when realized through a reduction in income taxes payable. Beginning in 2006, we are tracking the windfall stock option deductions off balance sheet, as required by ASC 718. As of December 31, 2015, we have a previously recorded balance of $40.7 million of windfall stock option deductions that are being tracked off balance sheet. If and when realized, a tax benefit of $15.0 million associated with those deductions will be credited to additional paid-in capital. In 2015, no entry was made to paid-in capital to reflect the benefit from windfall stock option deductions, which is the excess of federal income tax liabilities expected on the tax return without windfall stock option deductions over federal income tax liabilities expected on the tax return with windfall stock option deductions, because we are in a loss position. Prior to 2015, a tax benefit of $9.9 million associated with those deductions had been credited to additional paid-in capital.

As of December 31, 2015, we had net operating loss carry-forwards for federal and state tax purposes of $54.9 million and $24.5 million, respectively. We also had federal and California research and development tax credit carry-forwards of approximately $5.5 million and $13.6 million, respectively. The federal and state net operating loss carry-forwards will expire at various dates beginning in 2020 through 2035, if not utilized. The federal tax credit carry-forwards will expire at various dates beginning in 2021 through 2035, if not utilized. The California tax credit carry-forwards have no expiration date.

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

During the year ended December 31, 2015, our reserve for uncertain tax positions increased by $9.3 million, net due to additional royalty reserves. Interest and penalties related to the reserve for uncertain tax positions were insignificant in 2015 and 2014. Over the next twelve months, we expect an approximately $2.4 million reduction in the estimated amount of liabilities associated with our uncertain tax positions which arose prior to December 31, 2015 as a result of expiring statutes of limitations.

If we are able to eventually recognize these uncertain tax positions, $8.1 million of the unrecognized benefit on January 1, 2015 and $17.4 million of the unrecognized benefit on December 31, 2015, would reduce our effective tax rate. We currently have a full valuation allowance against our U.S. net deferred tax asset which would impact the timing of the effective tax rate benefit should any of these uncertain tax positions be favorably settled in the future.

We are subject to federal and state tax examination for years 2000 forward and 1997 forward, respectively, by virtue of the tax attributes carrying forward from those years. We are also subject to audits in the foreign jurisdictions in which we operate for years 2003 and forward. There are no income tax examinations currently in progress.

A reconciliation of the change in the uncertain income tax benefits from January 1, 2014 to December 31, 2015 is as follows:

In thousands	2015	2014
Balance at January 1	$8,146	$6,948
Tax positions related to the current year:
Additions	9,336	1,262
Tax positions related to the prior years:
Additions	—	—
Reductions	(78)	(4)
Lapses in statutes of limitations	(2)	(60)
Balance at December 31	$17,402	$8,146

15. COMMITMENTS AND CONTINGENCIES

Commitments

We lease our facilities and certain equipment under operating leases. During 2011, we renewed our leases for our sales offices in China, Taiwan and the Philippines. None of these renewed leases were significant commitments for us. During 2012, we extended our lease in Germany. During 2015, we extended our lease in San Jose, California. Certain of our leasing arrangements subject us to letter of credit requirements to provide a $2.4 million bank letter of credit as security to the landlord. In addition, certain of our leases require us to restore the facilities back to the original condition at the end of lease terms. As such, we recorded asset retirement obligations related to remediation costs as disclosed in Note 11 herein.

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
In October 2013, we entered into a twenty-four month operating lease agreement for equipment that have expired on December 14, 2015.
In August 2014, we entered into a thirty-six month capital lease agreement for equipment valued at $2.5 million. At the end of the lease term, we have an option to purchase the leased equipment for a bargain purchase price. Accordingly, this lease is classified as a capital lease. The amortization of these leased assets is included with depreciation expense. As of December 31, 2015, the total amortization of the leased equipment is $0.6 million.
In July 2015, we entered into a lease amendment for our facilities in San Jose, California. The lease amendment is to extend the building lease for five years and will expire in January 2021. We account for this lease as an operating lease; any improvements to the leased property are capitalized and classified as leasehold improvements.
The table below summarizes our capital and operating lease commitments as of December 31, 2015:

In thousands	Capital Leases	Operating Leases
For the years:
2016	$873	$3,307
2017	582	3,333
2018	—	2,766
2019	—	2,521
2020	—	2,580
Total minimum lease payments	1,455	$14,507
Interest component	(49)
Present value of total capital lease payments	$1,406

Rent expense was approximately $2.7 million, $2.7 million and $2.8 million for the years ended December 31, 2015, 2014 and 2013, respectively.
Our open purchase order commitments, which primarily relate to purchases of inventories and equipment, were approximately $13.9 million as of December 31, 2015.

Legal Proceedings

We are subject to claims and litigation arising in the ordinary course of business. We do not believe any liability from any reasonably foreseeable disposition of such claims and litigation, individually or in the aggregate, would have a material adverse effect on our consolidated financial statements. At December 31, 2015, there were no significant outstanding legal matters.

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

As of December 31, 2015, the gross carrying amount of all our intangible assets was $18.1 million and accumulated amortization was $5.8 million. The weighted average remaining life of all our intangible assets was 9.6 years as of December 31, 2015. During the years ended December 31, 2015, 2014 and 2013, our amortization expense for our intangibles was $1.7 million, $1.7 million and $1.5 million, respectively.

The following table summarizes the balances and activity of our intangibles:

(In thousands)		At December 31, 2015			At December 31, 2014
Category	Weighted Average Years	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Developed technology	7 Years	$1,080	$(324)	$756	$1,080	$(215)	$865
Patents	10 Years	15,946	(5,000)	10,946	15,946	(3,569)	12,377
Trade names	7 Years	209	(62)	147	209	(42)	167
Customer relationships	3 Years	878	(439)	439	878	(292)	586
Total		$18,113	$(5,825)	$12,288	$18,113	$(4,118)	$13,995

Intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset or asset group may not be recoverable. Based on the intangible assets recorded as of December 31, 2015, and assuming no subsequent additions to or impairment of the underlying assets, the remaining estimated annual amortization expense is expected to be as follows:

Year	(In thousands)
2016	1,657
2017	1,602
2018	1,479
2019	1,222
Thereafter	6,328
Total	$12,288

17. FINANCIAL GUARANTEES

Our off-balance sheet transactions consist of certain financial guarantees, both express and implied, related to indemnification for product liability, patent infringement and latent product defects. Other than liabilities recorded pursuant to known product defects, at December 31, 2015, we did not record a liability associated with these guarantees, as we have little or no history of costs associated with such indemnification requirements. Contingent liabilities associated with product liability may be mitigated by insurance coverage we maintain.

18. RESTRUCTURING

During the year ended December 31, 2015, we made reductions in our workforce as part of our efforts to remain competitive in the current environment.  The restructuring costs for the year ended December 31, 2015 totaled $0.8 million and were related to severance and benefits for headcount reductions in certain functions in the U.S. and certain foreign countries.  The severance and benefits expense of $0.8 million associated with the restructuring plan is included in Restructuring in the Consolidated Statements of Operations. These payments were made in cash as of December 31, 2015.

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

Management, including our principal executive officer and principal financial officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2015. In making this assessment, management used the criteria set forth by the committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control—Integrated Framework (2013 framework). Based on this assessment, our management has concluded that, as of December 31, 2015, our internal control over financial reporting is effective based on those criteria. Our management has also concluded that our disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure.
Ernst & Young, LLP, the independent registered public accounting firm who also audited our consolidated financial statements, has issued an attestation report on our internal control over financial reporting. This attestation report appears elsewhere herein.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended December 31, 2015 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

The information required by Part III is omitted from this Report and is incorporated herein by reference from our definitive proxy statement to be filed within 120 days after the end of our fiscal year pursuant to Regulation 14A for our 2016 Annual Meeting of Stockholders currently scheduled to be held on July 19, 2016.

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

All of our directors, officers and employees must act in accordance with the Code of Business Conduct and Ethics, which has been adopted by our Board of Directors. In addition, our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions must act in accordance with the Code of Ethics for Corporate Officers and Director-level Employees, which has been adopted by our Board of Directors. Copies of these Codes are available in the Corporate Governance sub-section of the Investors section of our website at http://www.ultratech.com. To the extent required by applicable rules of the NASDAQ Stock Market LLC and the SEC, any future amendments or waivers to these Codes will be posted on our website at the location specified above.

The information concerning our directors required by this Item is incorporated by reference from the Item captioned “Election of Directors” in our Proxy Statement for the 2016 Annual Meeting of Stockholders (the “Proxy Statement”). Other information required by this Item is incorporated herein by reference from the Item captioned “Section 16(a) Beneficial Ownership Reporting Compliance” in the Proxy Statement.

Executive Officers of the Registrant

As of December 31, 2015, the executive officers of Ultratech, who are appointed by and serve at the discretion of the Board of Directors, were as follows:

Name	Age	Position with the Company
Arthur W. Zafiropoulo	76	Chairman of the Board of Directors, Chief Executive Officer and President
Bruce R. Wright	67	Senior Vice President, Finance, Chief Financial Officer and Secretary

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

Mr. Wright has served as Senior Vice President, Finance, Chief Financial Officer and Secretary since joining Ultratech in June 1999. From May 1997 to May 1999, Mr. Wright served as Executive Vice President, Finance and Chief Financial Officer of Spectrian Corporation, a radio frequency amplifier company. From November 1994 through May 1997, Mr. Wright was Senior Vice President of Finance and Administration, and Chief Financial Officer of Tencor Instruments until its acquisition by KLA Instruments Corporation in 1997, which formed KLA-Tencor Corporation, and from December 1991 through October 1994, Mr. Wright was Vice President and Chief Financial Officer of Tencor Instruments. Mr. Wright serves on the Board of Directors of Xcerra Corporation, a global provider of automated test equipment solutions for the testing of semiconductor integrated circuits.

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

The information required by this Item is incorporated by reference from the item captioned “Fees billed to Ultratech by Ernst & Young LLP during fiscal year 2015” in the Proxy Statement.

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

(3)	Exhibits
Except as indicated in Exhibit 32.1, the following exhibits are filed as part of, or incorporated in reference into this Annual Report on Form 10-K:

Exhibit	Description
3.1(1)	Amended and Restated Certificate of Incorporation of the Registrant, filed October 6, 1993.

3.1.1(1)	Certificate of Amendment of the Amended and Restated Certificate of Incorporation of the Registrant, filed May 17, 1995.

3.1.2(1)	Certificate of Amendment of the Amended and Restated Certificate of Incorporation of the Registrant, filed June 17, 1998.

3.1.3(1)	Certificate of Amendment of the Amended and Restated Certificate of Incorporation of the Registrant, filed June 20, 2003.

3.1.4(8)	Certificate of Amendment of the Amended and Restated Certificate of Incorporation of the Registrant, filed August 31, 2009.

3.2(2)	Amended and Restated Bylaws of Registrant.

4.1(3)	Specimen Common Stock Certificate of Registrant.

10.1	1993 Stock Option/Stock Issuance Plan (amended and restated as of May 31, 2011; further amended as of October 20, 2015).

10.2(3)	Form of Indemnification Agreement entered into between the Registrant and certain of its officers and directors.

10.3(4)	Form of Indemnification Agreement entered into between the Registrant and certain officers.

10.4(3)	Standard Industrial Lease—Single Tenant, Full Net between The Equitable Life Assurance Society of the United States, as Landlord, and Registrant, as Tenant, dated August 27, 1993.

10.4.1(4)	First Amendment to Lease between The Equitable Life Assurance Society of the United States, as Landlord, and Registrant, as Tenant, dated November 1999.

10.5(5)	Profit Sharing Plan.

10.6(6)	1998 Supplemental Stock Option/ Stock Issuance Plan (amended and restated effective January 29, 2008).

10.7(7)	Private Wealth Management Client Agreement with Morgan Stanley, dated December 16, 2004.

10.8(9)	Amended and Restated Employment Agreement between Registrant and Mr. Arthur Zafiropoulo, Chief Executive Officer, dated as of October 14, 2008

10.9(9)	Amended and Restated Employment Agreement between Registrant and Mr. Bruce Wright, Chief Financial Officer, dated as of October 14, 2008.

10.10(9)	Form of Restricted Stock Unit Issuance Agreement for Executive Officers with Employment Agreements.

10.11(16)	New Form of Restricted Stock Unit Issuance Agreement for Executive Officers with Employment Agreements.

10.12(9)	Amended and Restated Non-Qualified Supplemental Deferred Compensation Plan.

10.13(9)	Adoption Agreement Related to Amended and Restated Non-Qualified Supplemental Deferred Compensation Plan.

10.14(9)	Amendment No. 1 to Amended and Restated Non-Qualified Supplemental Deferred Compensation Plan.

10.15(9)	Special Form of Stock Option Agreement for Executive Officers with Employment Agreements.

10.16(9)	Special Form of Stock Option Agreement for Executive Officers without Employment Agreements.

10.17(9)	Regular Form of Stock Option Agreement.

10.18(10)	Description of 2012 Management Incentive Compensation Plan.

10.19(11)	New Form of Indemnification Agreement entered into between the Registrant and each of its officers and directors.

10.20(12)	Second Amendment to Lease (3050 Zanker), entered into on October 30, 2009, by and between LaSalle Montague, Inc. and the Registrant.

10.21(13)	Letter Amendment to Employment Agreement - Arthur W. Zafiropoulo.

10.22(13)	Letter Amendment to Employment Agreement - Bruce R. Wright.

10.23(14)	Singapore Lease Agreement dated February 17, 2010.

10.24(15)	Ultratech, Inc. Long-Term Incentive Compensation Plan as Amended and Restated January 24, 2011.

10.25(15)	Amendment No. 2 to Ultratech, Inc. Non-Qualified Supplemental Deferred Compensation Plan, as amended and restated and subsequently amended effective as of January 1, 2005.

10.26(15)	Description of 2011 Management Incentive Compensation Plan.

10.27(17)	Form of Restricted Stock Unit Issuance Agreement for Chief Executive Officer Grants.

10.28(17)	Form of Restricted Stock Unit Issuance Agreement for Chief Financial Officer Grants.

10.29(18)	Patent Assignment Agreement, between the Registrant and International Business Machines Corporation, dated June 26, 2012.

10.30(19)	New Singapore Lease (1Kaki Bukit View, Singapore), among the Registrant, Ascendas, Inc., and Singapore SE, dated August 15, 2012.

10.31(20)
Fourth Amendment to Lease (3050 Zanker) dated as of July 21, 2015 by and among Metropolitan Life Insurance Company, Metlife Insurance Company USA, General American Insurance Company, Tenants-in-Common, and Ultratech, Inc.

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

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
___________________

(1)	Incorporated by reference to our Quarterly Report on Form 10-Q for the quarter ended June 28, 2003 (Commission File No. 0-22248).

(2)	Incorporated by reference to our Current Report on Form 8-K filed on April 17, 2012 (Commission File No. 0-22248).

(3)	Incorporated by reference to our Registration Statement on Form S-1 declared effective with the Securities and Exchange Commission on September 28, 1993. (Commission File No. 33-66522).

(4)	Incorporated by reference to our Annual Report on Form 10-K for the year ended December 31, 2002 (Commission File No. 0-22248).

(5)	Incorporated by reference to our 1993 Annual Report on Form 10-K (Commission File No. 0-22248).

(6)	Incorporated by reference to our Current Report on Form 8-K filed on February 1, 2008 (Commission File No. 0-22248).

(7)	Incorporated by reference to our Annual Report on Form 10-K for the year ended December 31, 2004 (Commission File No. 0-22248).

(8)	Incorporated by reference to our Quarterly Report on Form 10-Q for the quarter ended October 3, 2009 (Commission File No. 0-22248).

(9)	Incorporated by reference to our Annual Report on Form 10-K for the year ended December 31, 2008 (Commission File No. 0-22248).

(10)	Incorporated herein by reference to our Current Report on Form 8-K filed on January 27, 2012 (Commission File No. 0-22248).

(11)	Incorporated by reference to our Current Report on Form 8-K filed on January 30, 2009 (Commission File No. 0-22248).

(12)	Incorporated by reference to our Current Report on Form 8-K filed on November 5, 2009 (Commission File No. 0-22248).

(13)	Incorporated by reference to our Current Report on Form 8-K filed on April 23, 2010 (Commission File No. 0-22248).

(14)	Incorporated by reference to our Quarterly Report on Form 10-Q for the quarter ended July 3, 2010 (Commission File No. 0-22248).

(15)	Incorporated herein by reference to our Current Report on Form 8-K filed on January 28, 2011 (Commission File No. 0-22248).

(16)	Incorporated herein by reference to our Annual Report on Form 10-K for the year ended December 31, 2010 (Commission File No. 0-22248).

(17)	Incorporated by reference to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2012
(Commission File No. 0-22248).
(18)    Incorporated by reference to our Current Report on Form 8-K filed on June 28, 2012 (Commission File No. 0-22248).
(19)    Incorporated by reference to our Current Report on Form 8-K filed on August 21, 2012 (Commission File No. 0-22248).

(20)	Incorporated by reference to our Quarterly Report on Form 10-Q for the quarter ended July 4, 20(Commission File No. 0-22248).
(b)    Exhibits. See list of exhibits under (a)(3) above.
(c)    Financial Statement Schedules. See list of schedules under (a)(2) above.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunder duly authorized.

ULTRATECH, INC.

Date:	February 26, 2016	By:	/s/ ARTHUR ZAFIROPOULO
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

Signature	Title	Date

/s/ ARTHUR ZAFIROPOULO	Chairman of the Board of Directors and Chief Executive Officer (Principal Executive Officer)	February 26, 2016
Arthur Zafiropoulo
/s/ BRUCE WRIGHT	Senior Vice President, Finance, Chief Financial Officer and Secretary (Principal Financial and Accounting Officer)	February 26, 2016
Bruce Wright
/s/ DENNIS RANEY	Director	February 26, 2016
Dennis Raney
/s/ RICK TIMMINS	Director	February 26, 2016
Rick Timmins
/s/ HENRI RICHARD	Director	February 26, 2016
Henri P Richard
/s/ JOEL GEMUNDER	Director	February 26, 2016
Joel Gemunder
/s/ NICHOLAS KONIDARIS	Director	February 26, 2016
Nicholas Konidaris
/s/ MICHAEL CHILD	Director	February 26, 2016
Michael Child

SCHEDULE II
ULTRATECH, INC.
VALUATION AND QUALIFYING ACCOUNTS
(in thousands)

Description	Balance at Beginning of Year	Charged (Credited) to Costs and Expenses	Balance at End of Year
Allowance for doubtful accounts:
2013	$498	$—	$498
2014	$498	$—	$498
2015	$498	$—	$498

EXHIBIT INDEX

Exhibit	Description
3.1(1)	Amended and Restated Certificate of Incorporation of the Registrant, filed October 6, 1993.

3.1.1(1)	Certificate of Amendment of the Amended and Restated Certificate of Incorporation of the Registrant, filed May 17, 1995.

3.1.2(1)	Certificate of Amendment of the Amended and Restated Certificate of Incorporation of the Registrant, filed June 17, 1998.

3.1.3(1)	Certificate of Amendment of the Amended and Restated Certificate of Incorporation of the Registrant, filed June 20, 2003.

3.1.4(8)	Certificate of Amendment of the Amended and Restated Certificate of Incorporation of the Registrant, filed August 31, 2009.

3.2(2)	Amended and Restated Bylaws of Registrant.

4.1(3)	Specimen Common Stock Certificate of Registrant.

10.1	1993 Stock Option/Stock Issuance Plan (amended and restated as of May 31, 2011); further amended as of October 20, 2015.

10.2(3)	Form of Indemnification Agreement entered into between the Registrant and certain of its officers and directors.

10.3(4)	Form of Indemnification Agreement entered into between the Registrant and certain officers.

10.4(3)	Standard Industrial Lease—Single Tenant, Full Net between The Equitable Life Assurance Society of the United States, as Landlord, and Registrant, as Tenant, dated August 27, 1993.

10.4.1(4)	First Amendment to Lease between The Equitable Life Assurance Society of the United States, as Landlord, and Registrant, as Tenant, dated November 22, 1999.

10.5(5)	Profit Sharing Plan.

10.6(6)	1998 Supplemental Stock Option/ Stock Issuance Plan (amended and restated effective January 29, 2008).

10.7(7)	Private Wealth Management Client Agreement with Morgan Stanley, dated December 16, 2004.

10.8(9)	Amended and Restated Employment Agreement between Registrant and Mr. Arthur Zafiropoulo, Chief Executive Officer, dated as of October 14, 2008

10.9(9)	Amended and Restated Employment Agreement between Registrant and Mr. Bruce Wright, Chief Financial Officer, dated as of October 14, 2008.

10.10(9)	Form of Restricted Stock Unit Issuance Agreement for Executive Officers with Employment Agreements.

10.11(16)	New Form of Restricted Stock Unit Issuance Agreement for Executive Officers with Employment Agreements.

10.12(9)	Amended and Restated Non-Qualified Supplemental Deferred Compensation Plan.

10.13(9)	Adoption Agreement Related to Amended and Restated Non-Qualified Supplemental Deferred Compensation Plan.

10.14(9)	Amendment No. 1 to Amended and Restated Non-Qualified Supplemental Deferred Compensation Plan.

10.15(9)	Special Form of Stock Option Agreement for Executive Officers with Employment Agreements.

10.16(9)	Special Form of Stock Option Agreement for Executive Officers without Employment Agreements.

10.17(9)	Regular Form of Stock Option Agreement.

10.18(10)	Description of 2012 Management Incentive Compensation Plan.

10.19(11)	New Form of Indemnification Agreement entered into between the Registrant and each of its officers and directors.

10.20(12)	Second Amendment to Lease (3050 Zanker), entered into on October 30, 2009, by and between LaSalle Montague, Inc. and the Registrant.

10.21(13)	Letter Amendment to Employment Agreement - Arthur W. Zafiropoulo.

10.22(13)	Letter Amendment to Employment Agreement - Bruce R. Wright.

10.23(14)	Singapore Lease Agreement dated February 17, 2010.

10.24(15)	Ultratech, Inc. Long-Term Incentive Compensation Plan as Amended and Restated January 24, 2011.

10.25(15)	Amendment No. 2 to Ultratech, Inc. Non-Qualified Supplemental Deferred Compensation Plan, as amended and restated and subsequently amended effective as of January 1, 2005.

10.26(15)	Description of 2011 Management Incentive Compensation Plan.

10.27(17)	Form of Restricted Stock Unit Issuance Agreement for Chief Executive Officer Grants.

10.28(17)	Form of Restricted Stock Unit Issuance Agreement for Chief Financial Officer Grants.

10.29(18)	Patent Assignment Agreement, between the Registrant and International Business Machines Corporation, dated June 26, 2012.

10.30(19)	New Singapore Lease (1Kaki Bukit View, Singapore), among the Registrant, Ascendas, Inc., and Singapore SE, dated August 15, 2012.

10.31(20)
Fourth Amendment to Lease (3050 Zanker) dated as of July 21, 2015 by and among Metropolitan Life Insurance Company, Metlife Insurance Company USA, General American Insurance Company, Tenants-in-Common, and Ultratech, Inc.

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

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
___________________

(1)	Incorporated by reference to our Quarterly Report on Form 10-Q for the quarter ended June 28, 2003 (Commission File No. 0-22248).

(2)	Incorporated by reference to our Current Report on Form 8-K filed on April 17, 2012 (Commission File No. 0-22248).

(3)	Incorporated by reference to our Registration Statement on Form S-1 declared effective with the Securities and Exchange Commission on September 28, 1993. (Commission File No. 33-66522).

(4)	Incorporated by reference to our Annual Report on Form 10-K for the year ended December 31, 2002 (Commission File No. 0-22248).

(5)	Incorporated by reference to our 1993 Annual Report on Form 10-K (Commission File No. 0-22248).

(6)	Incorporated by reference to our Current Report on Form 8-K filed on February 1, 2008 (Commission File No. 0-22248).

(7)	Incorporated by reference to our Annual Report on Form 10-K for the year ended December 31, 2004 (Commission File No. 0-22248).

(8)	Incorporated by reference to our Quarterly Report on Form 10-Q for the quarter ended October 3, 2009 (Commission File No. 0-22248).

(9)	Incorporated by reference to our Annual Report on Form 10-K for the year ended December 31, 2008 (Commission File No. 0-22248).

(10)	Incorporated herein by reference to our Current Report on Form 8-K filed on January 27, 2012 (Commission File No. 0-22248).

(11)	Incorporated by reference to our Current Report on Form 8-K filed on January 30, 2009 (Commission File No. 0-22248).

(12)	Incorporated by reference to our Current Report on Form 8-K filed on November 5, 2009 (Commission File No. 0-22248).

(13)	Incorporated by reference to our Current Report on Form 8-K filed on April 23, 2010 (Commission File No. 0-22248).

(14)	Incorporated by reference to our Quarterly Report on Form 10-Q for the quarter ended July 3, 2010 (Commission File No. 0-22248).

(15)	Incorporated herein by reference to our Current Report on Form 8-K filed on January 28, 2011 (Commission File No. 0-22248).

(16)	Incorporated herein by reference to our Annual Report on Form 10-K for the year ended December 31, 2010 (Commission File No. 0-22248).

(17)	Incorporated by reference to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2012
(Commission File No. 0-22248)
(18)    Incorporated by reference to our Current Report on Form 8-K filed on June 28, 2012 (Commission File No. 0-22248).
(19)    Incorporated by reference to our Current Report on Form 8-K filed on August 21, 2012 (Commission File No. 0-22248).
(20)    Incorporated by reference to our Quarterly Report on Form 10-Q for the quarter ended July 4, 2015 (Commission File No. 0-22248).