Form 10-K/A
period 2015-12-31
ULTRATECH INC
filed 2016-04-22
CIK 909791

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of voting stock held by non-affiliates of the registrant, as of July 3, 2015, was approximately $179,858,176 (based upon the closing price for shares of the registrant’s common stock as reported by the NASDAQ Global Select Market on that date, the last trading date of the registrant’s most recently completed second quarter). Shares of common stock held by each officer, director and holder of 5% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of March 31, 2016, the Registrant had 26,709,639 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015 filed with the Securities and Exchange Commission on February 26, 2016 are incorporated by reference into Part III and Part IV of this Annual Report on Form 10-K.

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (this “Amendment”) amends the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015, originally filed on February 26, 2016 (the “Original Filing”). The Registrant is amending the Original Filing with respect to the following:

(1) the Registrant is refiling Part III to include the information required by Items 10, 11, 12, 13 and 14 of Part III within the period required by General Instruction G(3) to Form 10-K.

(2) the Registrant is amending and restating the exhibit index in Item 15. Exhibits, Financial Statement Schedules for the purpose of including the Registrant’s Description of its 2015 Management Incentive Compensation Plan, and to remove a disclosure referencing the Registrant’s Description of its 2012 Management Incentive Compensation Plan.

In addition, as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended, new certifications by the registrant’s principal executive officer and principal financial officer are filed as exhibits to this Amendment. Except as described above, no other changes have been made to the Original Filing.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

As of December 31, 2015, the directors of Ultratech were as follows (ages and board committee assignments are as of April 15, 2016):

Name	Age	Position with the Company
Arthur W. Zafiropoulo	77	Chairman of the Board of Directors, Chief Executive Officer and President
Michael Child (2)(3)(4)	61	Director
Joel F. Gemunder (3)	76	Director
Nicholas Konidaris (1)(2)	71	Director
Dennis R. Raney (1)(2)(4)	73	Director
Henri Richard (2)(3)(4)	57	Director
Rick Timmins (1)(3)	63	Director

(1)	Member of the Audit Committee
(2)	Member of the Nominating and Corporate Governance Committee
(3)	Member of the Compensation Committee
(4)	Member of Business Development Committee

Each director was elected to a one year term at the Company’s 2015 annual meeting of stockholders.

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

Joel F. Gemunder has been a director of the Company since October 1997. Mr. Gemunder was President and a member of the board of directors of Omnicare, Inc., a pharmacy services provider, between 1981 and July 2010, and was Chief Executive Officer of Omnicare between 2001 and July 2010. Mr. Gemunder has also served as a member of the board of directors of Chemed Corporation since 1997, a company operating in two segments: VITAS Group and the Roto-Rooter Group. VITAS offers hospice services for patients with severe and life-limiting illnesses. Roto-Rooter operates in the sewer, drain and pipe cleaning, HVAC services and plumbing repair business and the HVAC and appliance repair and maintenance business. Mr. Gemunder has also served as the Vice Chairman of the Advisory Board of Healthedge Partners, a private equity firm since 2013. Among other things, Mr. Gemunder brings extensive experience as a public company chief executive officer and board member, as well as a valuable and different perspective due to his experience outside high-technology industries, to the Company’s Board of Directors.

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

Henri Richard has served as a director of the Company since April 2006. Since April 2013, Mr. Richard has served as Senior Vice President of Worldwide OEM and Enterprise Sales at SanDisk Corporation. From September 2007 until April 2013, Mr. Richard has served as Senior Vice President, Chief Sales and Marketing Officer at Freescale Semiconductor, Inc. (“Freescale”). Prior to joining Freescale in September 2007, Mr. Richard was Executive Vice President, Chief Sales and Marketing Officer at Advanced Micro Devices, Inc. (“AMD”), where his duties included oversight of the company’s global field sales and support organization, corporate marketing, and go-to-market activities for all AMD customer segments, including commercial, consumer and innovative solutions groups, and the company’s 50x15 digital inclusion initiative. Mr. Richard joined AMD in April 2002 as Group Vice President, Worldwide Sales. He was promoted to Senior Vice President in May 2003 and was appointed as Executive Vice President and Chief Sales and Marketing Officer in February 2004. Prior to joining AMD, Mr. Richard was Executive Vice President of Worldwide Field Operations at WebGain, Inc., a privately held provider of Java software for Fortune 500 companies. Before WebGain, he was vice president of Worldwide Sales and Support for IBM’s Technology Group. Mr. Richard has also held senior executive positions with several notable companies in the United States and Europe, including tenures as President of the Computer Products Group at Bell Microproducts, Executive Vice President at Karma International, and Vice President at Seagate Technology/Conner Peripherals. Among other things, Mr. Richard brings extensive experience as an executive officer in the semiconductor industry, in particular in the areas of sales and marketing and market analysis, to the Company’s Board of Directors.

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

Information concerning our executive officers is incorporated by reference from Part I of our Annual Report on Form 10-K for the fiscal year ended December 31, 2015 filed with the Securities and Exchange Commission on February 26, 2016.

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

Based solely on its review of the copies of such forms received by it and written representations from reporting persons for the 2015 fiscal year, the Company believes that all of the Company’s executive officers, directors and greater than ten percent (10%) beneficial stockholders complied with all applicable Section 16(a) filing requirements for the 2015 fiscal year.

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

Compensation Discussion and Analysis

This Compensation Discussion and Analysis (“CD&A”) describes the material elements of our executive compensation program, the compensation decisions made under the program and the factors considered in making those decisions for the Company’s executive officers named in the Summary Compensation Table of this Proxy Statement (each, an “NEO”) for 2015. This CD&A also contains certain forward-looking statements that are based on our current plans, considerations, expectations and determinations regarding future compensation programs. Future compensation programs that we adopt may, however, differ from those currently planned or in place.

Executive Summary

The Company’s overarching compensation goal is to reward executive officers in a manner that supports a strong pay-for-performance philosophy while maintaining an overall level of compensation that the Company believes is fair, reasonable and responsible. Highlights of the Company’s executive compensation program, including key changes made for fiscal years 2015 and 2016 based on input received from the Company’s stockholders, include the following:

•	Our annual bonus program is rigorous and based on pre-established metrics. The Compensation Committee believes the performance goals established under the Company’s annual bonus program were challenging and required the Company to perform at a high level for bonuses to be paid at target. As in 2014, the Company did not achieve the target performance levels in 2015, and the named executive officers’ annual bonuses were 51.1% of the target bonus level. In addition, in order to encourage retention, one-half of each NEO’s final bonus amount remains subject to time-based vesting requirements. Additional bonuses, based on the Company’s relative stock price performance relative to a peer group of companies considered for this purpose, were also paid for 2015.

•	Maximum payouts under our incentives are capped. We capped the maximum potential bonus for the operating income metric under our 2015 annual bonus program, and we capped the maximum potential bonus for both the operating income and revenue metrics under our 2016 annual bonus program. Maximum potential payouts under our long-term incentive awards for 2015, discussed below, are also capped.

•	Long-term incentive awards for our NEOs for 2015 were dependent upon stock price goals that have not yet been attained. We restructured our long-term incentive awards for 2015 to be dependent upon significant stock price appreciation; no portion of the awards vests based solely on the passage of time without performance. The named executive officers’ long-term incentives granted in 2015 are cash bonus opportunities that will be payable if the Company’s stock price achieves specified levels of significant appreciation over the Company’s stock price on the grant date of the awards. The potential payout is 50% of the executive’s target amount for a 30% increase in stock price by December 31, 2017 and a potential payout of the full target amount for a 60% increase in stock price by December 31, 2017. If a stock price goal is achieved, one-fourth of the applicable amount is paid out immediately on attainment of the goal, and the remainder is subject to a three-year vesting requirement. In certain circumstances, the awards could also pay out in connection with a change in control of the Company on or before December 31, 2019. Thus, the awards provide additional incentives to create value for stockholders and to continue in service with the Company. The applicable stock price goals have not yet been attained and no new long-term incentives have been awarded to the NEOs for 2016.

•	NEO salaries and target annual incentives remain flat. Our NEOs did not receive a base salary increase or target annual incentive increase for 2015 and have not received a base salary or target annual incentive increase for 2016.

•	We maintain stock ownership guidelines with a 10x guideline level of ownership for our Chief Executive Officer. The Company maintains stock ownership guidelines under which the named executive officers are expected to own specified levels of the Company’s stock. In 2016, the Company increased the guideline level of stock ownership for our Chief Executive Officer from six times base salary to ten times base salary and increased the guideline level of stock ownership for each member of the Board of Directors who is not employed by the Company or one of our subsidiaries (a “non-employee director”) from five times to six times the director’s base annual cash retainer for service on the Board of Directors.

•	We maintain anti-hedging and anti-pledging policies. The Company adopted anti-hedging and anti-pledging policies with respect to the Company’s stock.

•	We adopted a clawback policy. In April 2016, the Company adopted a “clawback” policy which allows the Company to recover amounts awarded under our incentive programs in connection with a restatement of the Company’s financial statements due to noncompliance with applicable securities laws.

•	We updated our peer group of companies. The Compensation Committee, with advice from its independent compensation consultant, engaged in a comprehensive review of the peer group of companies considered in reviewing the Company’s executive compensation program for 2016 and adopted a new peer group of companies identified below.

Stockholder Engagement and Response to our 2015 Say-on-Pay Vote. The Compensation Committee values input from the Company’s stockholders regarding the Company’s executive compensation program. At each annual meeting, we hold a non-binding advisory vote to approve the compensation of our NEOs, which is commonly referred to as a “Say-on-Pay” vote. The Compensation Committee was disappointed with the voting results for the Say-on-Pay vote at our 2015 annual meeting of stockholders. In 2015, the Company also engaged with and solicited input on our executive compensation program and related issues from various stockholders of the Company. At the start of 2015, the Compensation Committee redesigned the Company’s long-term incentive awards for 2015 as noted above to directly link the payment of the awards to significant levels of stock price appreciation. The Company did not grant other long-term incentives to our NEOs in 2015, and has not granted new long-term incentive awards to our NEOs in 2016 because the long-term incentives granted in 2015 remain outstanding and the applicable levels of stock price appreciation have not been attained. The Compensation Committee capped maximum bonus amounts for both financial measures used under our 2016 annual bonus program. The Compensation Committee determined that our NEOs would not receive base salary or target bonus increases for 2015 or for 2016. Based on concerns expressed by certain stockholder advisory groups regarding the composition of the peer group of companies considered by the Compensation Committee in reviewing the Company’s executive compensation program, the Compensation Committee, with advice from its independent compensation consultant, engaged in 2015 in a comprehensive review of the peer group of companies considered in reviewing the Company’s executive compensation program and adopted a new peer group of companies that were considered in the Compensation Committee’s review of the executive compensation program for 2016. The Company also maintains stock ownership guidelines, and anti-hedging and anti-pledging policies with respect to the Company’s stock, and adopted a “clawback” policy in 2016, all as discussed in more detail below.

Executive Compensation Policies. We maintain a number of executive compensation and related policies that we believe represent best practices. These policies include:

• Minimum Stock Ownership Guidelines for Executives	• No Repricing of Underwater Stock Options Without Stockholder Approval

• Minimum Stock Ownership Guidelines for Non-Employee Directors	• Independent Compensation Consultant

• Anti-Hedging Policy	• Succession Planning

• Anti-Pledging Policy	• Regular Stockholder Engagement

• Clawback Policy

Compensation Philosophy and Components for Executive Officers. The Compensation Committee has designed the various elements comprising the compensation packages of the Company’s executive officers to achieve the following objectives:

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

Each executive officer’s compensation package typically consists of three key elements: (i) a base salary, (ii) an annual cash bonus opportunity tied solely to the Company’s attainment of pre-established financial objectives, and (iii) long-term incentive awards. Typically, long-term incentives are granted in the form of stock option grants and restricted stock unit awards, although the long-term incentives for the named executive officers for 2015 were granted as cash-based awards that vest based on the Company’s stock price attaining pre-established levels of significant stock price appreciation. In each case, long-term incentives are designed to align and strengthen the mutuality of interests between the Company’s executive officers and its stockholders.

The Compensation Committee believes that a majority of each NEO’s total compensation opportunity (consisting of base salary, target annual incentive opportunity and, for 2015, target value of long-term incentives awarded in that year) should be “at risk.” For 2015, approximately 88% of Mr. Zafiropoulo’s total compensation opportunity, and approximately 79% of Mr. Wright’s total compensation opportunity, was “at risk” (consisting of their respective target annual incentive opportunities and the target value of their respective long-term incentives awarded in 2015). Annual incentives and the long-term incentives awarded in 2015 were “at risk” because the final incentive awards are based on Company performance. Indeed, as evidence of the rigor of our performance-based compensation philosophy, the 2015 annual incentives paid out at significantly less than targeted levels and no portion of the long-term incentives granted in 2015 (which are dependent upon stock price appreciation) has vested.

Determining Compensation Levels for Executive Officers. In determining the appropriate level for each element of compensation, the Compensation Committee takes into account the Company’s financial performance and operating results and the executive officer’s duties and responsibilities. As described below, the Compensation Committee also considers executive compensation data for a peer group of companies as background information for its compensation decisions. However, the Compensation Committee does not specifically “benchmark” compensation at a particular level as compared with these other companies. Instead, the Compensation Committee refers to the peer group compensation data as one data point regarding competitive pay levels. Except as otherwise noted in this CD&A, the Compensation Committee’s executive compensation determinations are subjective and the result of the Compensation Committee’s business judgment, which is informed by the experiences of the members of the Compensation Committee, the analysis and input from, and peer group data provided by, the Compensation Committee’s independent executive compensation consultant, as well as the Compensation Committee’s assessment of overall compensation trends and trends specific to the Company’s industry.

In setting the compensation levels for Messrs. Zafiropoulo and Wright, the Compensation Committee has taken into account its determination that Messrs. Zafiropoulo and Wright have duties and responsibilities that extend beyond those of their counterparts at peer group companies and believes that their compensation levels continue to be appropriate in light of their many years of service, experience, duties and responsibilities, and commitment to the Company.

Compensation Consultants. In setting executive officer compensation for 2015, the Compensation Committee continued to utilize Compensia as its independent consulting firm. Compensia reports directly to the Compensation Committee and not to management. Compensia has not provided any services to the Company other than to the Compensation Committee, and receives compensation from the Company only for services provided to the Compensation Committee. The Compensation Committee assessed the independence of Compensia pursuant to SEC rules and concluded that the work of Compensia has not raised any conflict of interest and that Compensia is independent from the Company.

Comparative Framework. To assist the Compensation Committee in determining whether the various elements of the Company’s executive officer compensation package remain competitive at their targeted levels, the Compensation Committee’s independent compensation consultant provides competitive market data and advice to the Compensation Committee from time to time on the Company’s executive compensation programs and policies. The Compensation Committee uses such data to conduct periodic reviews of the compensation levels in effect for executive officer positions at a peer group of companies. The peer group is selected by the Compensation Committee with the assistance of its compensation consultant and consists of companies in the high-tech and precision manufacturing industries deemed to be comparable with the Company. For 2015, the companies which comprised the comparative peer group were as follows:

Advanced Energy Industries, Inc.	GSI Group Inc.

ATMI, Inc.	Kulicke and Soffa Industries, Inc.

Axcelis Technologies, Inc.	Mattson Technology, Inc.

Brooks Automation, Inc.	MKS Instruments, Inc.

Coherent, Inc.	Veeco Instruments Inc.

Cymer, Inc.

The Compensation Committee, with input from its independent compensation consultant and based on concerns expressed by certain stockholder advisory groups regarding the composition of the peer group, engaged in a comprehensive review of the peer group and in 2015 adopted a new peer group of companies that were considered in the Compensation Committee’s review of the executive compensation program for 2016. The Compensation Committee determined that the peer group of companies adopted for this purpose should generally consist of publicly-traded US-based companies that the Compensation Committee considered similar applying the following target criteria:

•	Industry: semiconductor equipment industry, including companies that develop, manufacture and market photolithography, laser thermal processing and inspection equipment;

•	Primary financial metric: revenue between 0.4 to 2.5 times the Company’s revenue; and

•	Secondary financial metric: market capitalization between 0.25 to 4.0 times the Company’s market capitalization (with the broader range, relative to revenue, intended to address stock price volatility and help ensure a sufficient sample size).

As a result of this process, the peer group selected by the Compensation Committee to review the Company’s executive compensation program for 2016 consisted of the following companies:

Axcelis Technologies, Inc.	Mattson Technology, Inc.

Cascade Microtech, Inc.	Nanometrics Incorporated

Cohu, Inc.	PDF Solutions, Inc.

Electro Scientific Industries, Inc.	Rudolph Technologies, Inc.

FormFactor, Inc.	Veeco Instruments Inc.

GSI Group Inc.	Xcerra Corporation

Elements of Compensation. Each of the three major elements comprising the compensation package for executive officers (salary, target annual bonus and long-term incentive awards) for 2015 was designed to achieve one or more of the Company’s overall objectives of setting a competitive level of compensation, tying compensation to the attainment of one or more of the Company’s strategic business objectives and subjecting a substantial portion of the executive officer’s compensation to the Company’s financial success as measured in terms of the Company’s stock price performance. The following sections describe each component in more detail.

Salary. The Compensation Committee reviews the base salary level of each executive officer in January each year, with any salary adjustments for the year to be effective as of January 1 of that year. The base salary for each named executive officer is determined on the basis of his level of responsibility and experience. The Compensation Committee believes that base salary should provide a level of economic security and stability from year to year and not be dependent to any material extent on the Company’s financial performance. In addition, Messrs. Zafiropoulo and Wright have existing employment agreements with the Company which set a minimum level of annual base salary, subject to periodic upward adjustment at the discretion of the Compensation Committee. For 2015, no adjustments were made to the base salary levels of Messrs. Zafiropoulo and Wright and their base salary levels remained at $575,000 and $350,000, respectively, which the Compensation Committee believed was competitive based on the peer group data for comparable positions, taking their experience, years of service, and duties and responsibilities into account.

Cash Bonuses.

Annual Bonus Program. In March 2015, the Compensation Committee established the Management Incentive Program (the “MIP”) for 2015 for the named executive officers. As was the case for the 2014 MIP, the cash bonus opportunity under the 2015 MIP was tied solely to the Company’s revenue and operating income levels for 2015. The target bonuses set under the 2015 MIP for the Company’s executive officers were the same as in effect under the 2014 MIP and were as follows: $862,500 for Mr. Zafiropoulo (150% of his annual base salary) and $350,000 for Mr. Wright (100% of his annual base salary).

For each executive, sixty-five percent of the potential bonus opportunity was tied to a revenue target, and the remaining thirty-five percent was tied to an operating income target. The performance levels noted below were established for each metric to determine the bonus amount payable with respect to that metric. No qualitative performance factors, whether in the terms of Company or individual performance, were established under the 2015 MIP. Goal attainment is measured on a consolidated basis with the Company’s consolidated subsidiaries for financial reporting purposes, and with revenue and operating income determined in accordance with GAAP.

The potential bonus with respect to each performance measure, as a percentage of the portion of the total target bonus allocated to that metric, is set forth below for each specified level of goal attainment.

Level of Attainment for Revenue Goal (65% of Target Bonus Opportunity)			Payout Percentage
Below Threshold:	<	$108,000,000	0%
Threshold:		$108,000,000	50%
Tier I (Target):		$180,000,000	100%
Tier II:		$207,000,000	125%
Tier III:		$234,000,000	200%

Level of Attainment for Operating Income Goal (35% of Target Bonus Opportunity)			Payout Percentage
Below Threshold:	<	$(6,500,000)	0%
Threshold:		$(6,500,000)	66%
Tier I (Target):		$(3,250,000)	100%
Tier II:		$0	150%
Tier III:		$3,250,000	200%
Tier IV:		$6,500,000	250%
Tier V and Above:	≥	$9,750,000	300%

If both performance goals were attained at the threshold level, then each executive officer would be awarded approximately 56% of his target bonus for 2015 (applying the relative weightings for each goal and the threshold payout levels above). If both performance goals were attained at the target level (identified as Tier I in the tables above), then each executive would be awarded his full target bonus. If the actual level of attainment for either goal were between any two designated levels up to the highest tier level for that metric, the payout percentage for that goal would be interpolated on a straight line basis between those two levels. If the actual revenue level exceeded the Tier III level established for that goal, the payout percentage for the revenue goal would be adjusted upward in accordance with the same slope that exists between the Tier II and Tier III levels for that goal. The payout percentage for the operating income goal is capped at 300%. (The maximum potential bonus for both the operating income and revenue metrics under our 2016 annual bonus program are capped.)

In February 2016, the Compensation Committee determined that the Company’s revenue for 2015 was $149.176 million, and the Company’s operating loss for 2015 was $15.040 million. Accordingly, the Compensation Committee awarded each of Messrs. Zafiropoulo and Wright a bonus under the 2015 MIP equal to 51.1% of the executive’s target bonus as set forth below:

Name	Bonus Tied to Operating Income Goal	Bonus Tied to Revenue Goal	Total Bonus Amount
Arthur W. Zafiropoulo	$0	$440,624	$440,624
Bruce R. Wright	$0	$178,804	$178,804

One-half of the bonus amount was paid following the close of 2015, and in order to encourage retention the remainder is subject to vesting and will be payable on December 31, 2016, provided the executive continues to be employed with the Company through that date (subject to accelerated payment under the 2015 MIP in connection with certain terminations of employment or a change in control of the Company prior to that date).

Special Stockholder Return Bonuses for 2015. In February 2016, the Compensation Committee also approved special bonuses for Mr. Zafiropoulo and Mr. Wright in the amounts of $100,000 and $50,000, respectively, based on the Company’s relative stock price performance and increased market capitalization during 2015 and the contributions of these executives to that performance. For this purpose the Compensation Committee considered the following group of companies, which were broader than the Company’s peer group of companies considered for executive compensation purposes generally because the Compensation Committee felt that a broader peer group (including some companies with revenues and market capitalizations significantly larger than those of the

Company) focused on the semiconductor equipment industry was appropriate when assessing relative levels of total stockholder return. The Company’s 2015 total stockholder return placed second in this group of companies:

Applied Materials, Inc.	Lam Research Corporation

ASML Holding N.V.	Mattson Technology, Inc.

ASM International N.V.	MKS Instruments, Inc.

Axcelis Technologies, Inc.	Nanometrics Incorporated

Brooks Automation, Inc.	Rudolph Technologies, Inc.

Electro Scientific Industries, Inc.	Teradyne, Inc.

KLA-Tencor Corporation	Ultra Clean Holdings, Inc.

Kulicke and Soffa Industries, Inc.	Veeco Instruments Inc.

Long-Term Incentives. Historically, the Company has structured its long-term incentive program for executive officers in the form of equity awards under its 1993 Stock Option/Stock Issuance Plan (the “1993 Plan”). The Company’s equity grant program has generally consisted of both stock options and restricted stock units (“RSUs”). The Company believes that both types of equity awards create important incentives for its executive officers. Stock options provide further incentives to deliver value for stockholders as the value of the option depends on appreciation in the Company’s stock price after the grant date. RSUs are equivalent to shares of the Company’s common stock and provide a more predictable value than options and can thus provide a greater retention incentive. The Compensation Committee believes that the equity awards made in 2014 and in prior years under its long-term incentive program provide the Company’s executive officers with a competitive equity compensation package based on market data compiled by its independent consultant and are also in line with the Compensation Committee’s pay-for-performance objectives. These awards are designed to align the interests of the executive officer with those of the Company’s stockholders and to provide each individual with a significant incentive to manage the Company from the perspective of an owner with an equity stake in the business.

For 2015, however, the Compensation Committee determined to grant long-term incentive awards for the named executive officers that would be payable in cash if the Company’s stock price achieved pre-established targets. Structuring the awards in cash helped preserve the limited number of shares of the Company’s common stock available for new award grants under the 1993 Plan, and also facilitated the structure of the incentives so that a fixed amount would be payable upon attainment of pre-determined levels of significant stock price appreciation.

In structuring the award, the Compensation Committee determined that one-half of the executive’s target award amount would be eligible to vest if, for a period of 15 consecutive trading days ending on or before December 31, 2016, the closing price of the Company’s common stock exceeded $22.80 (which is approximately 130% of the average of the high and low trading prices for the Company’s common stock on the grant date of the award). The remaining one-half of the target award amount would be eligible to vest if, for a period of 15 consecutive trading days ending on or before December 31, 2016, the closing price of the Company’s common stock exceeded $28.05 (which is approximately 160% of the average of the high and low trading prices for the Company’s common stock on the grant date of the award). Except as described below, the award will be eligible to vest only if the executive’s employment with the Company continues through the date the applicable stock price target is achieved.

The Compensation Committee established the following target award amount for each executive:

Name	Target Award Amount
Arthur W. Zafiropoulo	$2,800,000
Bruce R. Wright	$1,000,000

If a stock price goal is met, twenty-five percent of the amount awarded to the executive will immediately vest and be paid, while the remaining seventy-five percent of that amount will be subject to additional time-based vesting requirements in order to encourage retention and will vest over a three-year period thereafter, subject to the executive’s continued service with the Company through the applicable vesting date. However, if the executive’s employment terminates due to an involuntary termination or due to his death or disability, any portion that is subject only to time-based vesting will fully vest and be paid on his termination of employment.

If a change in control of the Company occurs at any time on or before December 31, 2019 and the executive’s employment with the Company continues through the change in control (or his employment is involuntarily terminated in connection with the change in control) then: (1) any portion of the incentive that is subject only to time-based vesting will fully vest; and (2) if the consideration paid for a share of the Company’s common stock in the transaction is $22.80 or more and the executive had not yet earned the full amount of his target award opportunity based on stock price, the executive will be entitled to payment of an additional portion of such target award (determined by applying such per share consideration to the $22.80 and $28.05 goals above, and pro-rating the target award opportunity if such per share consideration falls between those goals) less any portion of the target award amount that had been earned based on stock price performance prior to the change in control. In no event will the amount paid under an award exceed the executive’s target award amount set forth above.

Because these long-term cash awards will vest only if our stock price achieves the specified performance levels within a relatively short period of time following the grant date, the Compensation Committee believed they help further align the interests of the executives with those of our stockholders. In addition, the awards provide an additional retention incentive as the awards are scheduled to fully vest only if the executive remains with the Company not only through the achievement of the stock price goals, but also for an extended vesting period following the time the goals are achieved.

Because the applicable stock price goals had not yet been met but the Compensation Committee believed that the goals remained meaningful over the long-term, and that this incentive structure for Messrs. Zafiropoulo and Wright continued to be appropriate, performance-driven, and aligned with stockholder interests, in February 2016 the Compensation Committee extended the December 31, 2016 deadline to attain the goals to December 31, 2017. In light of that extension, the Compensation Committee has not granted new or additional long-term incentive awards to our NEOs in 2016.

Under applicable SEC rules, long-term incentives structured as cash awards are generally not reported in the Summary Compensation Table as compensation for the year in which the award is granted. Rather, these awards would be reported as compensation for the year in which the award is paid. Accordingly, any payment of these awards will be reflected in the Summary Compensation Table as compensation for the year in which the stock price goal is achieved (or, as to the portion of the award that is subject to additional time-based vesting requirements, as compensation for the year in which that portion vests and is paid).

Employment Agreements; Severance and Change in Control Benefits. The Company entered into employment agreements in 2008 with Messrs. Zafiropoulo and Wright that provide for severance benefits if the executive’s employment terminates in certain circumstances. A summary of the material terms of the employment agreements, including these severance benefits, may be found below in the section entitled “Employment Contracts, Termination of Employment and Change in Control Arrangements.”

The Company believes the severance benefits payable under the employment agreements are fair and reasonable in light of the many years of service Messrs. Zafiropoulo and Wright have rendered the Company and the level of dedication and commitment they have shown over those years. The agreements provide for a higher level of severance benefits if the executive’s employment terminates in connection with a change in control. The Company believes enhanced severance benefits are appropriate in these circumstances as they provide additional security for Messrs. Zafiropoulo and Wright at a time when their future with the Company may be uncertain and allow them to focus their attention on acquisition proposals that are in the best interests of the stockholders, without undue concern as to their own financial situation. The Company’s equity awards granted to the named executive officers prior to 2015 also include accelerated vesting upon a change in control. The Company believes that this benefit is appropriate because these awards were designed to provide the executives with an opportunity, if the stock price performed well, to accumulate wealth for their retirement years, and that the executives should therefore realize the full benefits of these awards if a change in control were to occur.

Executive Officer Perquisites. The employment agreements entered into in 2008 between the Company and Messrs. Zafiropoulo and Wright require the Company to provide them with certain retiree medical benefits and, for Mr. Zafiropoulo, a Company automobile for his use. For Mr. Zafiropoulo, these provisions were a continuation of benefits that he was entitled to under his 2003 employment agreement with the Company. Except for benefits that the Company is required to provide under the terms of their respective employment agreements, it is not the Company’s practice to provide its executive officers with significant perquisites.

Other Programs. The Company’s executive officers are eligible to participate in the Company’s 401(k) plan on the same basis as all other regular U.S. employees. The Company also maintains a non-qualified deferred compensation program for its executive officers and other key employees. Under that program, participants may elect to defer all or a portion of their salary or bonus each year, and the deferred sums will be credited with notional earnings (or losses) based on their investment elections. Such deferred compensation (as adjusted for such notional earnings or losses) will become payable following the participant’s termination of employment and may be paid in a lump sum or in installments based on the circumstances under which the termination event occurs and the prior distribution election made by the participant. The program is described in more detail below in the section entitled “Nonqualified Deferred Compensation.” The Company does not provide the executive officers with any defined benefit pension plan or supplemental executive retirement plan.

Compensation-Related Policies

Executive and Director Stock Ownership Policy. The Company maintains a policy under which the Company’s Chief Executive Officer is expected to acquire and hold shares of common stock of the Company with a value of at least ten times his base salary, the Company’s Chief Financial Officer is expected to acquire and hold shares of common stock of the Company with a value of at least two times his base salary, our other executive officers are expected to acquire and hold shares of common stock of the Company with a value of at least one times their base salary, and each of our non-employee directors is expected to acquire and hold shares of common stock of the Company with a value of at least six times the director’s base annual cash retainer for service on the Board of Directors. For these purposes, restricted stock and restricted stock unit awards that are subject only to time-based vesting are included in the executive’s ownership. However, shares subject to stock options that have not been exercised and shares subject to performance-based awards are not taken into account.

Anti-Hedging and Anti-Pledging Policy. The Company’s insider trading policy prohibits executive officers and other employees, as well as members of the Board of Directors, from engaging in hedging transactions related to the Company’s common stock, or pledging or short-selling the Company’s common stock.

Clawback Policy. In April 2016, we adopted a clawback policy that allows our Board of Directors or Compensation Committee to require reimbursement or cancellation of awards or payments made under our cash and equity incentive programs to the Company’s officers in certain circumstances where the amount of the award or payment was determined based on the achievement of financial results that were subsequently the subject of an accounting restatement due to material noncompliance with applicable securities laws.

Compliance with Internal Revenue Code Section 162(m). Section 162(m) of the Internal Revenue Code disallows a tax deduction to publicly held companies for compensation paid to certain of their executive officers to the extent such compensation exceeds $1.0 million per covered officer in any year. The limitation applies only to compensation that is not considered to be “performance-based” under Section 162(m). Although the Compensation Committee considers the impact of Section 162(m) when developing and implementing executive compensation programs, the Compensation Committee believes that it is important and in the best interests of stockholders to preserve flexibility in designing compensation programs. Accordingly, the Compensation Committee retains discretion to approve compensation arrangements for executive officers that are not fully deductible. Further, because of ambiguities and uncertainties as to the application and interpretation of Section 162(m) and the regulations issued thereunder, no assurance can be given, notwithstanding the Compensation Committee’s efforts, that compensation intended to satisfy the requirements for deductibility under Section 162(m) does in fact do so.

Risk Assessment of Executive Officer Compensation

The Company believes the various components of the total compensation package of the executive officers, as discussed above, are appropriately balanced so as to avoid any excessive risk-taking by such individuals. First, the long-term equity awards granted prior to 2015, which are tied to the market price of the Company’s common stock and many of which remain outstanding, represent a significant component of our executive officers’ compensation over the past few years and promote a commonality of interest between the executive officers and the Company’s stockholders in sustaining and increasing stockholder value. As described above, a substantial portion of each executive officer’s compensation for 2015 was in the form of a long-term cash award tied to stock price appreciation and the creation of value for our stockholders. Because long-term incentive awards are typically made on an annual basis, the executive officers always have unvested awards outstanding that could decrease significantly in value if the Company’s business is not managed to achieve its long term goals. Second, under the Company’s annual bonus program, an individual target bonus amount is established for each executive officer, and the performance measures upon which the actual bonus amounts are determined are tied to strategic objectives intended to help sustain stockholder value. Payments based on performance goal attainment under the annual bonus program are also subject to a service-based vesting schedule so that a participant must remain with the Company for one or more years following the fiscal year in which the bonus is earned in order to receive his or her full payment for that performance period, thereby further encouraging long-term focus. For additional information, please see “Risk Assessment of Compensation Policies and Practices” below.

Summary Compensation Information - Fiscal Years 2013-2015

The following table provides certain summary information concerning the compensation earned for services rendered in all capacities to the Company and its subsidiaries for the years ended December 31, 2015, 2014 and 2013, respectively, by the Company’s Chief Executive Officer and Chief Financial Officer. Each of the listed individuals shall be hereinafter referred to as a “named executive officer.” There were no other executive officers of the Company during the 2015 fiscal year.

Name and Principal Position	Year	Salary ($)(1)	Bonus ($)(2)	Stock Awards ($)(3)	Option Awards ($)(4)	Non-Equity Incentive Plan Compensation Earnings ($)(5)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)(6)	All Other Compensation ($)(7)		Total ($)
Arthur W. Zafiropoulo, Chairman of the Board, Chief Executive Officer and President	2015 2014 2013	575,000 596,116 518,053	100,000 — —	— 1,168,250 2,707,000	— 1,057,518 —	440,624 119,378 —	— — —	76,200 76,200 83,850	(8) (9) (10)	1,191,824 3,017,462 3,308,903
Bruce R. Wright, Senior Vice President, Finance, Chief Financial Officer and Secretary	2015 2014 2013	350,000 363,462 322,269	50,000 — —	— 584,125 1,353,500	— 793,138 —	178,804 48,443 —	117 4,346 8,302	— — 7,650	(11)	578,921 1,793,514 1,691,721

(1)	This column includes amounts deferred under the Company’s 401(k) Plan, a qualified deferred compensation plan under section 401(k) of the Internal Revenue Code, and the Company’s Executive Deferred Compensation Plan, a non-qualified deferred compensation program.
(2)	The amounts in this column represent special bonuses awarded to the named executive officers based on the Company’s stock price performance and increased market capitalization during 2015 as described in the “Compensation Discussion and Analysis” above
(3)	The amount indicated in the column for each fiscal year represents the aggregate grant-date fair value of the restricted stock unit awards made in that year. The grant-date fair value is in each instance calculated in accordance with Accounting Standards Codification (“ASC”) Topic 718, Compensation-Stock Compensation (“ASC Topic 718”), on the basis of the closing price of the Company’s common stock on the award date and does not take into account any estimated forfeitures related to service-vesting or performance-vesting conditions. For further information concerning such grant-date fair value, please see footnote 5 to the Company’s audited financial statements for the fiscal year ended December 31, 2015 included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 26, 2016.
(4)	The amount indicated in the column for each fiscal year represents the aggregate grant-date fair value of the stock option grants made in that year, as calculated in accordance with ASC Topic 718, and does not take into account any estimated forfeitures related to service-vesting or performance-vesting conditions. The assumptions used in the calculation of such grant-date fair value are set forth in footnote 5 to the Company’s audited financial statements for the year ended December 31, 2015 included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 26, 2016.
(5)	The amount shown for each fiscal year reflects the actual bonuses earned under the Management Incentive Plan (the “MIP”) in effect for that fiscal year. For the 2015 fiscal year, one-half of the reported bonus amount for the 2015 MIP was paid to the named executive officer following the close of the 2015 fiscal year, and the remaining portion of the reported bonus amount for the 2015 MIP is subject to vesting tied to the named executive officer’s continued service with the Company through December 31, 2016. For the 2014 fiscal year one-half of the reported bonus amount for the 2014 MIP was paid to the named executive officer following the close of the 2014 fiscal year, and the remaining portion of the reported bonus amount for the 2014 MIP is subject to an annual installment vesting schedule tied to the named executive officer’s continued service with the Company over an additional two year period that will end on December 31, 2016. For the 2013 fiscal year, no bonuses were earned under the Management Incentive Plan as the applicable performance goals were not achieved.

(6)	The amounts in this column represent the notional gain for the applicable fiscal year with respect to the compensation deferred by the named executive officer under the Executive Deferred Compensation Plan. For further information regarding the Executive Deferred Compensation Plan, please see the section entitled “Nonqualified Deferred Compensation” below.
(7)	In the Company’s proxy statements for the past two years, the amounts reported in this column of the Summary Compensation Table for the 2013 and 2014 fiscal years included amounts accrued by the Company for that fiscal year with respect to the lifetime retiree health care coverage to which the named executive officer would be entitled following his termination of employment. The Company has determined that these accruals should not have been included in the Summary Compensation Table, and accordingly, the amounts reflected in this column for the 2013 and 2014 fiscal years have been adjusted to remove these accrued amounts. Corresponding adjustments have also been made to the total compensation column for these two fiscal years. For further information regarding such health care coverage, including the Company’s estimate of its costs to provide such coverage, please see the section entitled “Employment Contracts, Termination of Employment Agreements and Change in Control” below.
(8)	Represents $76,200 attributable to the costs to the Company for the non-business use of a Company car provided to Mr. Zafiropoulo.
(9)	Represents $76,200 attributable to the costs to the Company for the non-business use of a Company car provided to Mr. Zafiropoulo.
(10)	Represents (i) $76,200 attributable to the costs to the Company for the non-business use of a Company car provided to Mr. Zafiropoulo and (ii) $7,650 attributable to the matching contribution made by the Company to Mr. Zafiropoulo’s account in the Company’s 401(k) plan.
(11)	Represents $7,650 attributable to the matching contribution made by the Company to Mr. Wright’s account in the Company’s 401(k) plan.

Grants of Plan-Based Awards - Fiscal 2015

The following table provides certain summary information concerning each grant of an award made to a named executive officer in the 2015 fiscal year under a compensation plan. We did not grant stock or option awards to our named executive officers in the 2015 fiscal year.

Name	Grant Date		Potential Payouts Under Non-Equity Incentive Plan Awards				All Other Stock Awards: Number of Shares of Stock or Units (#)	All Other Option Awards: Number of Securities Underlying Options (#)	Exercise or Base Price of Option Awards ($/Share)	Grant Date Fair Value of Equity Awards ($)
(a)	(b)		Threshold ($)(c)	Target ($)(d)	Maximum ($)(e)		(f)	(g)	(h)	(i)
Arthur W. Zafiropoulo	3/27/2015 3/27/2015	(1) (2)	199,238 1,400,000	862,500 2,800,000		(1) (2)	— —	— —
Bruce R. Wright	3/27/2015 3/27/2015	(1) (2)	194,600 500,000	350,000 1,000,000		(1) (2)	— —	— —

(1)	Reflects the potential amounts payable under the Company’s 2015 MIP based on the Company’s attainment of revenue and operating income goals set at various levels for that year. Sixty-five percent (65%) of the target bonus amount for each named executive officer was allocated to the revenue performance metric, and thirty-five percent (35%) of the target bonus amount for each named executive officer was allocated to the operating income performance metric. If the Company’s revenue for the 2015 fiscal year exceeded the highest revenue performance target established for the plan, the bonus potential for the revenue goal would be increased on an extrapolated basis in accordance with the same slope that applies to the two highest performance levels. The bonus potential for the operating income goal is capped at 300% of the target bonus amount allocated to that metric. For purposes of the table, the potential bonus indicated for each level assumes that both performance goals were attained at the highest revenue and operating income performance targets established for the plan. For further information concerning such potential bonus amounts, please see the description of the 2015 MIP below.
(2)	Reflects the potential amounts payable pursuant to a long-term cash award granted to each named executive officer that will vest and be payable if the Company’s stock price exceeds certain targets established by the Compensation Committee, subject to the executive’s continued employment with the Company through the specified vesting dates. For further information concerning these awards, please see the description of the 2015 Long-Term Cash Awards below.

2015 Management Incentive Plan. Bonuses under the 2015 MIP were determined based on the Company’s revenue and operating income for the 2015 fiscal year against specified performance levels established by the Compensation Committee for each metric. Sixty-five percent (65%) of the target bonus for each named executive officer was allocated to the revenue performance goal, and the remaining thirty-five percent (35%) was allocated to the operating income performance goal. For each specified performance level, a designated percentage of the executive’s target bonus allocated to that metric would be payable (subject to the vesting requirement noted below). If the actual level of performance for a particular metric were below the threshold level for that metric, then no bonus amount would be payable with respect to that metric. If the actual level of performance were between any two designated levels up to the highest level for that metric, the potential bonus with respect to that goal would be interpolated on a straight line basis between those two levels. If the Company’s revenue for the 2015 fiscal year exceeded the highest revenue performance target established for the plan, the bonus potential for the revenue goal would be increased on an extrapolated basis in accordance with the same slope that applies to the two highest performance levels. The bonus potential for the operating income goal is capped at 300% of the target bonus amount allocated to that metric. Any bonus awarded under the 2015 Management Incentive Program would vest and be payable in two installments, with one-half of the bonus amount to be paid at the end of the 2016 and 2017 fiscal years, subject to the named executive officer’s continued service with the Company through the vesting date. Each bonus installment will be paid as it vests and will earn interest at a designated rate until paid. For more information regarding the 2015 MIP and the specific performance targets and payout levels, please see the section entitled “Elements of Compensation—Annual Cash Bonus” in the Company’s Compensation Discussion and Analysis.

2015 Long-Term Cash Awards. In March 2015, each named executive officer was granted an incentive award that will be payable in cash if the Company’s stock price meets or exceeds certain targets established by the Compensation Committee on or before December 31, 2016, subject to applicable time-based vesting requirements. The awards will also vest in certain circumstances if the applicable stock price target is attained in connection with a change in control of the Company that occurs prior to December 31, 2019. For more information regarding the 2015 Long-Term Cash Awards,” please see the section entitled “Elements of Compensation—Long-Term Incentives” in the Company’s Compensation Discussion and Analysis.

For information regarding the treatment of these awards upon certain terminations of the executive’s employment or a change in control of the Company, please see “Employment Contracts, Termination of Employment Agreements and Change of Control” below.

Outstanding Equity Awards at Fiscal 2015 Year-End

The following table provides certain summary information concerning outstanding equity awards held by the named executive officers as of December 31, 2015.

Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable		Option Exercise Price($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested(#)		Market Value of Shares or Units of Stock That Have Not Vested ($)(1)
Arthur W. Zafiropoulo						26,000	(2)	$515,320
						28,000	(3)	$554,960
						4,800	(4)	$95,136
	12,000	13,000	(5)	$17.30	10/26/2024
	12,000	13,000	(5)	$24.10	7/20/2024
	12,000	13,000	(5)	$26.75	4/27/2024
	12,000	13,000	(5)	$25.31	2/2/2024
	75,000	—		$9.66	2/3/2018
Bruce R. Wright						13,000		$257,660
						14,000		$277,480
						1,600		$31,712
	9,000	9,750	(5)	$17.30	10/26/2024
	9,000	9,750	(5)	$24.10	7/20/2024
	9,000	9,750	(5)	$26.75	4/27/2024
	9,000	9,750	(5)	$25.31	2/2/2024
	25,599	1,067	(6)	$28.92	10/21/2022
	25,601	1,066	(6)	$30.12	7/22/2022
	25,000	1,066	(6)	$31.24	4/22/2022
	25,000	—		$22.00	10/23/2021
	25,000	—		$27.75	7/24/2021
	25,000	—		$30.91	4/25/2021
	25,000	—		$22.53	1/30/2021
	25,000	—		$18.65	10/25/2020
	25,000	—		$18.92	7/25/2020
	25,000	—		$15.65	4/25/2020
	19,528	—		$12.25	2/7/2020
	4,800	—		$9.66	2/3/2018

(1)	Based on the $19.82 closing price per share of the Company’s common stock on December 31, 2015 as reported by Nasdaq.
(2)	Reflects the unvested portion of RSU awards covering an aggregate of 50,000 shares of the Company’s common stock that were made to Mr. Zafiropoulo in four equal installments during the 2014 fiscal year and the unvested portion of RSU awards covering an aggregate of 25,000 shares of the Company’s common stock that were made to Mr. Wright on a similar basis during the 2014 fiscal year. Each installment of the RSU award will vest in a series of 50 successive equal monthly installments upon the named executive officer’s completion of each month of continued employment over the 50-month period measured from January 1, 2014, subject to full vesting acceleration in the event his employment terminates under certain circumstances or upon certain changes in control or ownership of the Company. The shares underlying the vested units will be issued at designated intervals over the 50-month vesting period or (if earlier) upon the occurrence of any of the vesting acceleration events.
(3)	Reflects the unvested portion of RSU awards covering an aggregate of 100,000 shares of the Company’s common stock that were made to Mr. Zafiropoulo in two equal installments during the 2013 fiscal year and the unvested portion of RSU awards covering an aggregate of 50,000 shares of the Company’s common stock that were made to Mr. Wright on a similar basis during the 2013 fiscal year. Each installment of the RSU award will vest in a series of 50 successive equal monthly installments upon the named executive officer’s completion of each month of continued employment over the 50-month period measured from January 1, 2013, subject to full vesting acceleration in the event his employment terminates under certain circumstances or upon certain changes in control or ownership of the Company. The shares underlying the vested units will be issued at designated intervals over the 50-month vesting period or (if earlier) upon the occurrence of any of the vesting acceleration events.
(4)	Reflects the unvested portion of RSU awards covering an aggregate of 120,000 shares of the Company’s common stock that were made to Mr. Zafiropoulo in three equal quarterly installments during the 2012 fiscal year and the unvested portion of RSU awards covering an aggregate of 40,000 shares of the Company’s common stock that were made to Mr. Wright on a similar basis during the 2012 fiscal year. Each quarterly RSU award will vest in a series of 50 successive equal monthly installments upon the named executive officer’s completion of each month of continued employment over the 50-month period measured from January 1, 2012, subject to full vesting acceleration in the event his employment terminates under certain circumstances or upon certain changes in control or ownership of the Company. The shares underlying the vested units will be issued at designated intervals over the 50-month vesting period or (if earlier) upon the occurrence of any of the vesting acceleration events.

(5)	Reflects the unvested portion of the stock option grants covering an aggregate of 100,000 shares of the Company’s common stock made to Mr. Zafiropoulo in four equal quarterly installments during the 2014 fiscal year and 75,000 shares of the Company’s common stock made to Mr. Wright on a similar basis during the 2014 fiscal year. Each quarterly option grant will vest in a series of fifty successive equal monthly installments upon the named executive officer’s completion of each month of continued employment over the 50-month period measured from January 1, 2014. However, each such option will vest in full and become exercisable for all the shares of the Company’s common stock subject to that option in the event the named executive officer’s employment terminates under certain circumstances or upon certain changes in control or ownership of the Company.
(6)	Reflects the unvested portion of the stock option grants covering an aggregate of 80,000 shares of the Company’s common stock made to Mr. Wright in three equal quarterly installments during the 2012 fiscal year. Each quarterly option grant vested and became exercisable for twenty-four percent (24%) of the covered shares of the Company’s common stock on December 31, 2012 and will vest and become exercisable for the balance of the shares in a series of thirty-eight (38) successive equal monthly installments upon Mr. Wright’s completion of each of the next thirty-eight (38) months of continued employment thereafter. However, each such option will vest in full and become exercisable for all the shares of the Company’s common stock subject to that option on an accelerated basis in the event the named executive officer’s employment terminates under certain circumstances or upon certain changes in control or ownership of the Company.

Option Exercises and Stock Vested - Fiscal 2015

The following table sets forth for each of the named executive officers, the number of shares of the Company’s common stock acquired and the value realized on each exercise of stock options during the year ended December 31, 2015, and the number and value of shares of the Company’s common stock subject to each restricted stock unit award that vested during the year ended December 31, 2015.

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)(1)
Arthur W. Zafiropoulo	—	—	106,800	1,710,792
Bruce R. Wright	—	—	41,600	665,604

(1)	Value realized is determined by multiplying (i) the closing price of a share of our common stock on the applicable vesting date, as reported by Nasdaq, by (ii) the number of shares as to which each award vested on such date.

Nonqualified Deferred Compensation - Fiscal 2015

Deferred Cash Compensation

The following table shows the deferred compensation activity for each named executive officer during the 2015 fiscal year. The column labeled “Executive Contributions in Last FY” indicates the amount of compensation voluntarily deferred by the named executive officer under the Company’s Executive Deferred Compensation Plan. The column entitled “Registrant Contributions in Last FY” reflects the portion of the bonus earned by each named executive officer under the 2015 MIP that was deferred pursuant to the terms of that plan.

Name	Executive Contributions in Last FY ($)	Registrant Contributions in Last FY ($)(1)	Aggregate Earnings in Last FY ($)		Aggregate Withdrawals/ Distributions ($)(4)	Aggregate Balance at Last FYE ($)(5)
Arthur W. Zafiropoulo	—	220,312	7,160	(2)	431,517	290,071
Bruce R. Wright	3,355	89,402	3,023	(2)(3)	175,108	162,538

(1)	As described in the “Compensation Discussion and Analysis” above, one-half of the total bonus amount awarded to each named executive officer under the 2015 MIP was paid to the named executive officer following the close of the 2015 fiscal year. The remaining portion of the total bonus amount is subject to vesting tied to the named executive officer’s continued service with the Company through December 31, 2016. The amount reported in this column represents the portion of the bonus that was deferred subject to this vesting requirement. This amount has been included in the Summary Compensation Table as 2015 Bonus compensation for the executive.

(2)	Represents the interest accrued for the 2015 fiscal year on the deferred portion of the named executive officer’s bonus awards under the 2015 MIP. For Messrs. Zafiropoulo and Wright, such accrued interest was in the amount of $7,160 and $2,906, respectively.
(3)	Includes a notional gain in the amount of $117 for the 2015 fiscal year with respect to the compensation deferred by Mr. Wright under the Executive Deferred Compensation Plan. The amount represents the net notional rate of return for the 2015 fiscal year based on the actual market earnings realized by the single investment fund selected by the named executive officer from the group of investment funds available to track notional investment returns on the account balances maintained under the Executive Deferred Compensation Plan. The investment fund so selected by the named executive officer for the 2015 fiscal year and the rate of return for such fund for such year was as follows: Vanguard Var Ins Fund Total Stock Market, with a rate of return of 0.27%. This notional gain amount is also reported in the column entitled “Aggregate Earnings in Last FY” for Mr. Wright is also included in the “Change in Pension Value and Nonqualified Deferred Compensation Earnings” column of the Summary Compensation Table and is also included in the column entitled “Aggregate Balance of Last FYE” of this table.
(4)	Represents the vested amounts paid to Messrs. Zafiropoulo and Wright during the 2015 fiscal year pursuant to the deferred portion of the bonuses awarded them under the MIP for the 2012 fiscal year.
(5)	Includes the following amounts reported for the named executive officer in the Summary Compensation Tables for the 2015 fiscal year and prior fiscal years: for Mr. Zafiropoulo, (i) $62,599 of the $119,378 Non-Equity Incentive Plan bonus amount reported for the 2014 fiscal year (including earnings), and (ii) $227,472 of the $440,624 Non-Equity Incentive Plan bonus amount reported for the 2015 fiscal year (including earnings); and for Mr. Wright (i) $25,403 of the $48,443 Non-Equity Incentive Plan bonus amount reported for the 2014 fiscal year (including earnings), (ii) $92,308 of the $178,804 Non-Equity Incentive Plan bonus amount reported for the 2015 fiscal year (including earnings), and (iii) $44,710 in deferred compensation under the Executive Deferred Compensation Plan.

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

Deferred Equity Compensation

The following table shows the deferred compensation activity for each named executive officer for the 2015 fiscal year attributable to (1) the executive’s outstanding RSU awards that vested prior to January 1, 2015 and were paid out in shares of the Company’s common stock on a deferred basis during 2015, and (2) the executive’s outstanding RSU awards that were vested as of December 31, 2015 but that are subject to a deferred issuance date. In each case, the fair market value of shares of the Company’s common stock as of a particular date reflected in the table is determined based on the closing price per share of the Company’s common stock as of that date as reported by Nasdaq.

Name	Executive Contributions in Last FY ($)	Registrant Contributions in Last FY ($)(1)	Aggregate Earnings in Last FY ($)(2)	Aggregate Withdrawals/ Distributions ($)(3)	Aggregate Balance at Last FYE ($)(4)
Arthur W. Zafiropoulo	—	1,139,292	(119,052)	1,606,752	1,284,336
Bruce R. Wright	—	485,251	(41,971)	631,224	547,032

(1)	Represents, with respect to the shares of the Company’s common stock in which Mr. Zafiropoulo (64,800 shares) and Mr. Wright (27,600 shares) vested during 2015 under their outstanding RSU awards that are subject to deferred issuance dates such that the shares would not be issued until after December 31, 2015, the fair market value of those shares on the applicable vesting date.
(2)	Represents the sum of (i) with respect to the shares of the Company’s common stock in which Mr. Zafiropoulo (100,800 shares) and Mr. Wright (39,600 shares) were vested on January 1, 2015 under their outstanding RSU awards with deferred issuance dates, the change in value between the fair market value of those shares on December 31, 2015 (or, if earlier, the date of their actual issuance in the 2015 fiscal year) and their fair market value as of January 1, 2015; and (ii) with respect to the shares of the Company’s common stock in which Mr. Zafiropoulo (64,800 shares) and Mr. Wright (27,600 shares) vested during the 2015 fiscal year under their outstanding RSU awards with deferred issuance dates such that the shares would not be issued until after December 31, 2015, the change in value between the fair market value of those shares on December 31, 2015 and their fair market value as of the applicable vesting date. Since no dividends were paid on the Company’s outstanding common stock during the 2015 fiscal year, no amounts were credited to the named executive officer’s deferred share account pursuant to the dividend equivalent rights provided under his outstanding RSUs.

(3)	Represents, with respect to the shares of the Company’s common stock subject to RSU awards that vested prior to January 1, 2015 and were issued to the named executive officer during the 2015 fiscal year, the fair market value of those shares on the issuance date.
(4)	Represents the fair market value on December 31, 2015 of the shares of the Company’s common stock in which Mr. Zafiropoulo (64,800 shares) and Mr. Wright (27,600 shares) were vested on that date under their outstanding RSU awards with deferred issuance dates beyond December 31, 2015.

Risk Assessment of Compensation Policies and Practices

The Company has concluded that it is not reasonably likely that its compensation programs would have a material adverse effect on the Company.

The Company’s compensation programs are designed to maintain an appropriate balance between long-term and short-term incentives by utilizing a combination of compensation components, including base salary, annual incentive awards, and long-term incentives. Although not all employees in the organization have compensation comprised of all three of those components, the compensation programs are generally structured so that any short-term incentives are not likely to constitute the predominant element of an employee’s total compensation package and the other components will serve to balance the package. For a discussion of the primary components of the compensation packages for the Company’s executive officers, please see the section above entitled “Executive Compensation—Compensation Discussion and Analysis.”

While a number of employees do participate in performance-based cash incentive plans, the Company believes that those plans are structured in a manner that encourages the participating employees to remain focused on both the short- and long-term operational and financial goals of the Company. For example, payments under the MIP in which the Company’s executive officers and other members of the management team participate (as discussed earlier in this section on Executive Compensation) are tied to both revenue and operating income metrics that are strategic to the Company’s long-term objectives of sustained revenue generation and continued expense management. In addition, the actual bonus amount is in all instances tied to a fraction or a multiple of the target bonus set for each participant and, for 2015, the maximum bonus potential was limited to the cap on the amount of performance-based awards payable in cash per participant per fiscal year that has been approved by the Company’s stockholders under the Company’s Amended and Restated 1993 Stock Option/Stock Issuance Plan. Payments based on performance goal attainment under the MIP are also subject to an additional service vesting schedule so that a participant must remain with the Company for at least three years from the start of the one-year performance measurement period in order to earn his or her full payment for that performance period, thereby further encouraging long-term focus. Finally, the Company has adopted a “clawback” policy that allows the Company to recover amounts awarded under its incentive programs in connection with a restatement of the Company’s financial statements due to noncompliance with applicable securities laws.

A significant portion of the compensation provided to executive officers and other senior employees of the Company is generally in the form of long-term incentive awards that are important to help further align the interests of the recipient with those of the Company’s stockholders. The Company believes that these awards do not encourage unnecessary or excessive risk taking because the ultimate value of the awards is tied to the Company’s stock price. The Company’s equity awards, whether in the form of stock options or restricted stock units, vest over a period of years, and that vesting element encourages award recipients to focus on sustaining the Company’s long-term performance. In addition, because equity awards are typically made on an annual basis, the executive officers and other senior employees of the Company always have unvested awards outstanding that could decrease significantly in value if the Company’s business is not managed to achieve its long term goals. As described in the Compensation Discussion and Analysis, the long-term incentives granted to Messrs. Zafiropoulo and Wright for 2015 were in the form of cash awards that would vest and be payable only if the Company achieved pre-established stock price goals. Because the value of these awards depends on significant increases in our stock price from the level at the time the awards were granted, the Company believes these awards help further align the executives’ interests with those of our stockholders and do not create excessive risk.

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

Compensation of Directors - Fiscal 2015

The following table sets forth certain information regarding the compensation of each non-employee director for service on the Board of Directors during the 2015 fiscal year.

Name	Fees Earned or Paid in Cash ($)(1)	Option Awards ($)(2)	Stock Awards ($)(3)(4)	All other Compensation	Total ($)
Joel F. Gemunder	60,000	—	101,640	—	161,640
Nicholas Konidaris	58,000	—	101,640	—	159,640
Rick Timmins	108,000	—	101,640	—	209,640
Dennis R. Raney	77,500	—	101,640	—	179,140
Henri Richard	85,500	—	101,640	—	187,140
Michael Child	81,500	—	101,640	—	183,140

(1)	Represents cash retainer fees for serving on our Board of Directors and Board committees and fees for attending meetings of the Board of Directors or Board committees. For further information concerning the cash retainer fees, see the section below entitled “Director Annual Meeting and Retainer Fees”.
(2)	As of December 31, 2015, the following non-employee directors held options to purchase the following number of shares of the Company’s common stock: Mr. Gemunder, 8,000 shares; Mr. Konidaris, no shares; Mr. Timmins, 8,000 shares; Mr. Raney, no shares; Mr. Richard, no shares; and Mr. Child, no shares.
(3)	Messrs. Gemunder, Konidaris, Timmins, Raney, Richard, and Child each received an RSU award covering 6,000 shares of the Company’s common stock at the 2015 Annual Meeting. Each such RSU award had a grant-date fair value of $16.94 per unit, for a total grant-date fair value of $101,640 for the award. Such grant-date fair value was, in accordance with ASC Topic 718, based on the closing price per share of the Company’s common stock on the grant date and was not adjusted for estimated forfeitures related to service-vesting conditions. For further information concerning the grant of RSUs to non-employee directors under the automatic grant program of the Company’s 1993 Plan, see the section below entitled “1993 Stock Option/Stock Issuance Plan.”
(4)	As of December 31, 2015, the following non-employee directors held unvested RSU awards covering the following number of shares of the Company’s common stock: Mr. Gemunder, 6,000 shares; Mr. Konidaris, 6,000 shares; Mr. Timmins, 6,000 shares; Mr. Raney, 6,000 shares; Mr. Richard, 6,000 shares, and Mr. Child, 6,000 shares.

Director Annual Retainer and Meeting Fees. For the fiscal year ended December 31, 2015, the cash compensation paid to the non-employee Board members was as follows: (i) a base annual cash retainer of $30,000, (ii) an additional cash fee of $20,000 to the Board member serving as “lead director”, (iii) an additional cash fee of $20,000 to the Board member serving as Chair of the Audit Committee, (iv) an additional cash fee of $17,500 to each Board member serving as the Chair of any standing Board committee other than the Audit Committee, (v) a cash fee of $2,000 per Board meeting attended, (vi) a cash fee of $2,000 per standing Board committee meeting attended (except that no fee is paid for any Board committee meeting held on the same day as a Board meeting), and (vii) a cash fee of $1,000 per standing Board committee meeting held on the day before or after a Board meeting at the Company’s headquarters.

1993 Stock Option/Stock Issuance Plan. Pursuant to the automatic grant program in effect under the 1993 Stock Option/Stock Issuance Plan that was approved by the stockholders at the 2011 Annual Meeting and as in effect at the start of the 2015 fiscal year, each non-employee director will, upon his or her initial election or appointment to the Board of Directors, receive a one-time automatic RSU award covering 10,000 shares of the Company’s common stock, provided such individual has not previously been in the Company’s employ. On the date of each Annual Stockholders Meeting, beginning with the 2011 Annual Stockholders Meeting, each non-employee Board member who continues to serve on the Board of Directors, whether or not he or she has been in the prior employ of the Company, will automatically receive an RSU award covering 7,500 shares of the Company’s common stock. There is no limit on the number of such annual RSU awards any one individual may receive over his or her period of continued Board service, but no individual will receive a 7,500-share RSU award for a particular year under the automatic grant program if he or she has received his or her initial RSU award under the automatic grant program within the immediately preceding six (6) months.

Although the automatic grant program provides for an annual grant of 7,500 restricted stock units to each non-employee director, the Board of Directors determined that it would be appropriate to reduce the annual grant made at the 2015 Annual Meeting to 6,000 restricted stock units. Accordingly, each of the following non-employee Board members received an RSU award covering 6,000 shares of the Company’s common stock at the 2015 Annual Meeting: Messrs. Raney, Richard, Gemunder, Konidaris, Timmins and Child.

The Board of Directors then amended the 1993 Stock/Option Stock Issuance Plan in October 2015 to provide that, as to future non-employee director awards under the 1993 Stock Option/Stock Issuance Plan after October 20, 2015 and unless and until otherwise provided by the Board of Directors, the number of shares of the Company’s common stock subject to a new award granted to a non-employee director in connection with his or her initial election or appointment to the Board of Directors will be reduced from 10,000 shares to 3,750 shares and the number of shares of the Company’s common stock subject to each new annual award grant to a non-employee director continuing in office after an annual meeting of the Company’s stockholders will be reduced from 7,500 shares to 3,750 shares.

Each RSU award granted under the automatic grant program is subject to the following terms and conditions:

•	The shares subject to the initial RSU award will vest as follows: (i) 50% of the shares will vest upon the director’s completion of one year of Board service measured from the grant date, and the remaining shares will vest in three successive equal annual installments upon the director’s completion of each of the next three years of Board service thereafter. The shares subject to each annual RSU award will vest upon the earlier of (i) the director’s completion of one year of Board service measured from the grant date or the (ii) the director’s continuation in Board service through the day immediately prior to the Annual Stockholders Meeting immediately following the Annual Stockholders Meeting at which the RSU award was made.

•	Should the director die or become permanently disabled while serving as a Board member, then the shares at the time subject to each RSU award made to that individual under the automatic grant program will immediately vest.

•	The shares at the time subject to each outstanding RSU award under the automatic grant program will immediately vest in the event of a change in control of the Company.

•	The shares which vest under each RSU award will generally be issued at the time of vesting or as soon as administratively practicable thereafter. However, awards may be structured so that the issuance of the shares which vest under those awards will be deferred until the director ceases Board service or the occurrence of any earlier event such as a change in control or a designated date.

•	Should any dividend or other distribution payable other than in shares of the Company’s common stock be declared and paid on our outstanding common stock while an initial or annual RSU award under the automatic grant program is outstanding, the non-employee director holding the award will be credited with a dividend equivalent to the actual dividend or distribution which would have been paid on the shares subject to the RSU award had they been issued and outstanding and entitled to that dividend or distribution. The amount credited as a dividend equivalent will be subject to the same vesting and payment terms as the underlying RSUs to which those dividend equivalents relate.

Employment Contracts, Termination of Employment Agreements and Change of Control

Employment Contracts, Termination of Employment and Change in Control Agreements

The Company has existing employment agreements with Messrs. Zafiropoulo and Wright that provide for accelerated vesting and severance benefits under certain circumstances. Those agreements may be summarized as follows:

Mr. Zafiropoulo

The employment agreement with Mr. Zafiropoulo provides that he will serve as the Chief Executive Officer of the Company and that the Company will use its reasonable best efforts to have him elected as a member of the Board of Directors and as Chairman of the Board of Directors for so long as he remains so employed by the Company. Pursuant to the employment agreement, Mr. Zafiropoulo is entitled to receive an annual base salary and is eligible for an annual incentive bonus. His current annual base salary rate is $575,000 and his target annual incentive for the 2015 fiscal year was 150% of his base salary. He may also receive stock options or restricted stock unit awards from time to time at the discretion of the Compensation Committee. Mr. Zafiropoulo is also entitled to reimbursement from the Company for the costs incurred to obtain lifetime retiree health care coverage (medical and dental) for himself and his spouse. To the extent such reimbursements become taxable to Mr. Zafiropoulo or his spouse, he or she will be entitled to a full tax gross-up from the Company to cover the taxes attributable to such reimbursements and any taxes that apply to the gross-up payment.

Mr. Zafiropoulo’s employment may be terminated by him or by the Company at any time, with or without cause. If the Company terminates his employment other than for cause, or in the event of his death, disability or resignation for good reason, Mr. Zafiropoulo (or his beneficiary) will be entitled to receive (i) the outstanding unvested balance of the bonuses earned for prior years, (ii) 12 months of continued base salary at the rate then in effect, (iii) accelerated vesting of twenty-five percent (25%) of his outstanding stock options and restricted stock units (or such greater acceleration as set forth in an award agreement which, based on the outstanding award agreements as of December 31, 2015, results in one hundred percent (100%) accelerated vesting), (iv) an extension of the time to exercise his outstanding vested stock options for a period of up to one year and 90 days measured from the termination date of his employment and (v) continued use of a Company car for 12 months with reimbursement from the Company of all related expenses.

If, however, Mr. Zafiropoulo’s employment terminates for any reason in connection with a change of control of the Company, then he will instead receive (i) the outstanding unvested balance of the bonuses earned for prior years, (ii) 24 months of continued base salary at the rate then in effect (or, if greater, in effect immediately prior to the change of control) and (iii) continued use of a Company car for 24 months with reimbursement from the Company of all related expenses. In addition, regardless of whether Mr. Zafiropoulo’s employment is terminated in connection with a change of control of the Company, all of his outstanding stock options and restricted stock unit awards will automatically vest in full upon a change of control, and the time for exercising his outstanding options will be extended for a period of up to one year and 90 days measured from the termination date of his employment following the change in control.

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

Mr. Wright

The employment agreement with Mr. Wright provides that he will serve as the Senior Vice President, Finance, Chief Financial Officer, and Secretary of the Company. Pursuant to the employment agreement, Mr. Wright is entitled to receive an annual base salary and is eligible for an annual incentive bonus. His current annual base salary rate is $350,000 and his target annual incentive for the 2015 fiscal year was 100% of his base salary. In addition, he may also receive stock options or restricted stock unit awards from time to time at the discretion of the Compensation Committee.

Mr. Wright’s employment may be terminated by him or by the Company at any time, with or without cause. If the Company terminates his employment other than for cause, or in the event of his death, disability or resignation for good reason, Mr. Wright (or his beneficiary) will be entitled to receive (i) the outstanding unvested balance of the bonuses earned for prior years, (ii) 12 months of continued base salary at the rate then in effect, (iii) accelerated vesting of twenty-five percent (25%) of his outstanding stock options and restricted stock units (or such greater acceleration as set forth in an award agreement which, based on the outstanding award agreements as of December 31, 2015, results in one hundred percent (100%) accelerated vesting), (iv) an extension of the time to exercise his outstanding vested stock options for a period of up to one year and 90 days measured from the termination date of his employment, and (v) reimbursement from the Company for the costs incurred to obtain lifetime retiree health care coverage (medical and dental) for himself and his spouse, to the extent those costs exceed the amount charged an active employee of the Company for comparable health care coverage.

If, however, Mr. Wright’s employment terminates for any reason in connection with a change of control of the Company, then he will instead receive (i) the outstanding unvested balance of the bonuses earned for prior years, (ii) 24 months of continued base salary at the rate then in effect (or, if greater, in effect immediately prior to the change of control) and (iii) reimbursement of the costs incurred by him to obtain lifetime retiree health care coverage for himself and his spouse to the extent those costs exceed the amount charged an active employee of the Company for comparable health care coverage. In addition, regardless of whether Mr. Wright’s employment is terminated in connection with a change of control of the Company, all of his outstanding stock options and restricted stock unit awards will automatically vest in full upon a change of control, and the time for exercising his outstanding vested options will be extended for a period of up to one year and 90 days measured from the termination date of his employment following the change in control. A change of control for purposes of Mr. Wright’s employment agreement has the same meaning as in Mr. Zafiropoulo’s employment agreement described above.

Incentive Awards

Unvested bonuses that have been awarded under our Management Incentive Program and are subject only to a continued employment requirement will immediately vest and become payable in the event the named executive officer’s employment is involuntarily terminated or terminates by the Company without cause or due to the executive’s death or disability (subject to proration if such termination occurs before the executive attains age 65). Accelerated vesting and payout will also occur in the event of certain changes in control or ownership of the Company.

With respect to the long-term cash awards granted to the named executive officers in March 2015, unvested amounts that have been credited under the award based on achievement of a stock price goal and are subject only to a continued employment requirement will immediately vest and become payable if either (1) the named executive officer’s employment is involuntarily terminated or is terminated due to the executive’s death or disability or (2) a change in control of the Company occurs. In addition, If a change in control of the Company occurs at any time on or before December 31, 2019, the consideration paid for a share of the Company’s common stock in the transaction is $22.80 or more, the executive’s employment with the Company continues through the change in control (or his employment is involuntarily terminated in connection with the change in control), and the executive had not yet earned the full amount of his target award opportunity based on stock price, the executive will be entitled to payment of an additional portion of such target award (determined by applying such per share consideration to the $22.80 and $28.05 goals applicable to the award, and pro-rating the target award opportunity if such per share consideration falls between those goals) less any portion of the target award amount that had been earned based on stock price performance prior to the change in control.

In addition, the outstanding equity awards held by Messrs. Zafiropoulo and Wright will vest in full upon a change in control transaction, whether or not these awards are assumed or otherwise continued in effect.

1993 Stock Option/Stock Issuance Plan

All outstanding options and RSUs under the Company’s 1993 Stock Option/Stock Issuance Plan (the “1993 Plan”) will immediately vest upon a change in control, to the extent not assumed or continued in effect by the successor entity or replaced with an incentive compensation program which preserves the intrinsic value of the award at that time and provides for the subsequent vesting and concurrent payout of that value in accordance with the pre-existing vesting schedules for those awards. The Compensation Committee also has the authority as the administrator of the 1993 Plan to provide for the accelerated vesting of any shares of the Company’s common stock subject to outstanding equity awards held by one or more participants whether or not those awards are assumed or continued in effect by the successor entity in the event of (i) an acquisition of the Company by merger or asset sale, (ii) a change in control of the Company effected through the acquisition of more than fifty percent (50%) of the Company’s outstanding common stock or through a change in the majority of the Board of Directors as a result of one or more contested elections for Board membership or (iii) a termination of employment (whether involuntarily or through a resignation for good reason) following such acquisition or change in control. The Compensation Committee has structured the stock options granted to Messrs. Zafiropoulo and Wright and the RSU awards made to them so that those equity awards will vest in full on an accelerated basis upon such an acquisition or change in control of the Company. In addition, as explained above, the Company’s existing employment agreements with Messrs. Zafiropoulo and Wright provide for accelerated vesting should their employment terminate under certain circumstances in the absence of a change in control.

Quantification of Benefits

The charts below quantify the potential payments Messrs. Zafiropoulo and Wright would receive based upon the following assumptions:

(i) the executive’s employment terminated on December 31, 2015 under circumstances entitling him to severance benefits under his employment agreement or equity award agreements,

(ii) as to any benefits tied to the executive’s rate of base salary, the rate of base salary is assumed to be the executive’s rate of base salary that was in effect on December 31, 2015 which is $575,000 for Mr. Zafiropoulo and $350,000 for Mr. Wright, and

(iii) with respect to benefits tied to a change in control, the change in control is assumed to have occurred on December 31, 2015 and the change in control consideration paid per share of the Company’s outstanding common stock is assumed to be equal to the closing price of the Company’s common stock on December 31, 2015 as reported by Nasdaq, which was $19.82 per share.

As the stock price targets under the long-term cash awards granted to the named executive officers in 2015 had not been met as of December 31, 2015 (and would not have been met if a change in control had occurred on that date based on the $19.82 closing price on that date), no portion of these awards would have accelerated in connection with a named executive officers’ termination of employment or a change in control of the Company on that date and, accordingly, these awards are not reflected in the tables below.

Benefits Received Upon a Change in Control (No Termination of Employment)

Name	Accelerated Vesting of Equity Awards ($)(1)	Excise Tax Gross Up
Mr. Zafiropoulo	1,198,176	—
Mr. Wright	591,422	—

(1)	Represents the intrinsic value of the unvested portions of the executive’s stock options and other equity awards that would accelerate in the circumstances described above. In the case of stock options, this value is calculated by multiplying (a) the number of shares subject to the accelerated portion of the option by (b) the amount (if any) by which $19.82 (the closing price of a share of our common stock on December 31, 2015 as reported by Nasdaq, the hypothetical acceleration date) exceeds the per share exercise price of the option. In the case of other equity awards, this value is calculated by multiplying the number of shares subject to the accelerated portion of the award by $19.82 (the closing price of a share of our common stock on December 31, 2015 as reported by Nasdaq, the hypothetical acceleration date).

Benefits Received Upon Qualifying Termination in Connection with a Change in Control

Executive	Salary Continuation ($)	Accelerated Vesting of Deferred Compensation ($)		Lifetime Retiree Medical Coverage Reimbursement (including Gross- up for Mr. Zafiropoulo) ($)		Accelerated Vesting Equity Awards / Extension of Stock Option Term		Continued Use of Corporate Automobile ($)	Excise Tax Gross-Up ($)
Mr. Zafiropoulo	1,150,000	259,257	(1)	1,267,487	(2)	1,198,176	(3)	152,400	—
Mr. Wright	700,000	105,206	(1)	963,798		591,422	(3)	—	—

(1)	Represents the payment of the unvested portion of the bonus awards made under the 2014 and 2015 MIPs. No bonus awards were made under the 2013 MIP.
(2)	Represents the present value of the estimated cost to provide lifetime retiree medical coverage for the executive, as determined by the Company for financial reporting purposes. For Mr. Zafiropoulo, includes the estimated gross-up payment to cover the taxes attributable to such coverage and any taxes that apply to such gross-up payment.
(3)	Represents the intrinsic value of the unvested portions of the executive’s stock options and other equity awards that would accelerate in the circumstances described above. In the case of stock options, this value is calculated by multiplying (a) the number of shares subject to the accelerated portion of the option by (b) the amount (if any) by which $19.82 (the closing price of a share of our common stock on December 31, 2015 as reported by Nasdaq, the hypothetical acceleration date) exceeds the per share exercise price of the option. In the case of other equity awards, this value is calculated by multiplying the number of shares subject to the accelerated portion of the award by $19.82 (the closing price of a share of our common stock on December 31, 2015 as reported by Nasdaq, the hypothetical acceleration date).

Benefits Received Upon Qualifying Termination Not in Connection with a Change in Control

Executive	Salary Continuation ($)	Accelerated Vesting of Deferred Compensation		Lifetime Retiree Medical Coverage Reimbursement (including tax gross-up) ($)		Accelerated Vesting of Stock Options and Other Equity Awards ($)		Continued Use of Corporate Automobile ($)
Mr. Zafiropoulo	575,000	259,257	(1)	1,267,487	(2)	1,198,176	(3)	76,200
Mr. Wright	350,000	105,206	(1)	963,798		591,422	(3)	—

(1)	Represents the payment of the unvested portion of the bonus awards made under the 2014 and 2015 MIPs. No bonus awards were made under the 2013 MIP.
(2)	Represents the present value of the estimated cost to provide lifetime retiree medical coverage for the executive, as determined by the Company for financial reporting purposes. For Mr. Zafiropoulo, includes the estimated gross-up payment to cover the taxes attributable to such coverage and any taxes that apply to such gross-up payment.
(3)	Represents the intrinsic value of the unvested portions of the executive’s stock options and other equity awards that would accelerate in the circumstances described above. In the case of stock options, this value is calculated by multiplying (a) the number of shares subject to the accelerated portion of the option by (b) the amount (if any) by which $19.82 (the closing price of a share of our common stock on December 31, 2015 as reported by Nasdaq, the hypothetical acceleration date) exceeds the per share exercise price of the option. In the case of other equity awards, this value is calculated by multiplying the number of shares subject to the accelerated portion of the award by $19.82 (the closing price of a share of our common stock on December 31, 2015 as reported by Nasdaq, the hypothetical acceleration date).

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

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

Messrs. Gemunder, Richard, Timmins and Child served as members of the Compensation Committee during the fiscal year completed December 31, 2015. No member of the Compensation Committee is a former or current officer or employee of the Company or any of its subsidiaries. No executive officer of the Company serves as a member of the board of directors or compensation committee of any entity which has one or more of its executive officers serving as a member of the Board of Directors or Compensation Committee.

ANNUAL REPORT OF THE COMPENSATION COMMITTEE

The information contained in this report shall not be deemed to be “soliciting material” or to be “filed” with the SEC, nor shall such information be incorporated by reference into any future filings with the SEC, or subject to the liabilities of Section 18 of the Securities Exchange Act of 1934, as amended, except to the extent that the Company specifically incorporates it by reference into a document filed under the Securities Act of 1933, as amended, or Securities Exchange Act of 1934, as amended.

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
Michael Child
Rick Timmins, Chairman

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Equity Compensation Information for Plans or Individual Arrangements with Employees and Non-Employees

The following table provides information as of December 31, 2015 with respect to the shares of the Company’s common stock that may be issued under the Company’s existing equity compensation plans. There are no outstanding options assumed by the Company in connection with its acquisitions of other companies, and there are no assumed plans under which options can currently be granted.

	A	B	C
Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options, Restricted Stock Units and Other Rights (#)(3)	Weighted Average Exercise Price of Outstanding Options (4)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column A) (#) (5)
Equity Compensation Plans Approved by Stockholders (1)	3,606,723	$24.13	382,405
Equity Compensation Plans Not Approved by Stockholders (2)	13,860	$12.65	—
Total	3,620,583	$24.06	382,405

(1)	Consists solely of the 1993 Plan.
(2)	Consists solely of the Company’s 1998 Supplemental Stock Option/Stock Issuance Plan.
(3)	Includes 1,211,616 shares subject to RSUs that will entitle each holder to one share of common stock for each unit that vest over the holder’s period of continued service with the Company.
(4)	Calculated without taking into account the 1,211,616 shares of common stock subject to outstanding RSUs that will become issuable following the vesting of those units, without any cash consideration or other payment required for those shares.
(5)	As of December 31, 2015, 382,405 shares of common stock were available for issuance under the 1993 Plan. Such shares may be issued under the 1993 Plan upon the exercise of stock options or stock appreciation rights granted under such plan, or the shares may be issued under the stock issuance program in effect under such plan through direct stock bonuses or pursuant to restricted stock issuances or RSU awards which vest upon the attainment of prescribed performance milestones or the completion of designated service periods. The term of the 1998 Supplemental Stock Option/Stock Issuance Plan expired in 2008, and no further awards may be made under that plan.

The 1998 Supplemental Stock Option/Stock Issuance Plan

The 1998 Supplemental Stock Option/Stock Issuance Plan (the “Supplemental Plan”) was implemented by the Board of Directors in October 1998 as a non-stockholder approved plan under which option grants or direct stock issuances could be made to employees who at the time of the grant were neither executive officers nor Board members nor held the title of Vice President or General Manager. The Supplemental Plan expired in October 2008. The Board of Directors authorized 1,950,000 shares of the Company’s common stock for issuance under the Supplemental Plan. All option grants have an exercise price per share not less than the fair market value per share of the common stock on the grant date. Such options have a maximum term of ten years, subject to earlier termination within a specified period following the optionee’s cessation of service with the Company. Each granted option will vest in one or more installments over the optionee’s period of service with the Company. However, all outstanding options under the Supplemental Plan will vest on an accelerated basis in the event the Company is acquired and those options are not assumed, replaced or otherwise continued in effect by the acquiring entity. Restricted stock or restricted stock units awarded under the Supplemental Plan have similar vesting conditions. All options granted under the Supplemental Plan were non-statutory stock options under applicable federal tax laws. As of December 31, 2015, options covering 13,860 shares of common stock were outstanding under the Supplemental Plan, there were no other outstanding awards under the Supplemental Plan and no shares remained available for future awards.

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

OWNERSHIP OF SECURITIES

The following table sets forth certain information known to the Company with respect to the beneficial ownership of the Company’s common stock as of March 31, 2016 (unless otherwise stated in the footnotes) by (i) all persons known to the Company who are or who may be deemed beneficial owners of five percent (5%) or more of the Company’s common stock based solely on a review of Form 4, Schedule 13G and Schedule 13D filings with the Securities and Exchange Commission since January 1, 2015, (ii) each director of the Company, (iii) the named executive officers and (iv) all current directors and executive officers as a group. Unless otherwise indicated, the principal address of each of the stockholders below is c/o Ultratech, Inc., 3050 Zanker Road, San Jose, CA, 95134. Unless otherwise indicated, each of the security holders has sole voting and investment power with respect to the shares beneficially owned, subject to community property laws, where applicable. Except as otherwise indicated in the footnotes to the table or for shares of common stock held in brokerage accounts, which may from time to time, together with other securities held in those accounts, serve as collateral for margin loans made from such accounts, none of the shares reported as beneficially owned are currently pledged as securities for any outstanding loan or indebtedness.

Name and Address of Beneficial Owner (1)	Shares of Common Stock Beneficially Owned	Percentage of Shares Beneficially Owned (1)
BlackRock, Inc. (2)	2,989,828	11.19%
40 East 52nd Street
New York, NY 10022
Frontier Capital Management Co. LLC (3)	1,881,188	7.04%
99 Summer Street
Boston, MA 02110
Double Black Diamond Offshore Ltd. (4)	1,804,320
Black Diamond Relative Value Offshore Ltd (4)	1,266,985
Black Diamond Relative Value Cayman, L.P. (4)	231,383
Black Diamond Offshore Ltd. (4)	72,584
Black Diamond SRI Offshore Ltd. (4)	44,200
Carlson Capital, L.P. (4)	3,453,986	12.93%
Asgard Investment Corp. II
Asgard Investment Corp. Mr. Clint D Carlson 2100 McKinney Avenue, Suite 1800 Dallas, TX 75201
Neuberger Berman Group LLC (5)	2,002,433	7.50%
Neuberger Berman Fixed Income Holdings LLC
Neuberger Berman Investment Advisers LLC
Neuberger Berman LLC (5)	523,969
Benjamin Nahum (5)	100,000
111 Huntington Avenue
Boston, MA 02199
The Vanguard Group, Inc. (6)	2,004,988	7.51%
100 Vanguard Blvd.
Malvern, PA 19355
Arthur W. Zafiropoulo (7)	1,040,197	3.9%
Bruce R. Wright (8)	450,681	1.7%
Michael Child	24,514	*
Joel F. Gemunder (9)	59,000	*
Nicholas Konidaris	50,000	*
Dennis R. Raney	39,500	*
Henri Richard	37,000	*
Rick Timmins (10)	65,500	*
All current directors and executive officers as a group (10 persons)	1,893,067	7.09%

*	Less than one percent (1%) of the outstanding common stock.

(1)	Percentage of ownership is based on 26,709,639 of common stock issued and outstanding on March 31, 2016. This percentage also takes into account the common stock to which such individual or entity has the right to acquire beneficial ownership within sixty (60) days after March 31, 2016, including, but not limited to, through the exercise of options or pursuant to outstanding RSUs; however, such common stock will not be deemed outstanding for the purpose of computing the percentage owned by any other individual or entity. Such calculation is required by Rule 13d-3(d)(1)(i) under the Securities Exchange Act of 1934, as amended.
(2)	Information regarding BlackRock, Inc. is based on its Schedule 13G/A filed with the Securities and Exchange Commission on January 8, 2016.
(3)	Information regarding Frontier Capital Management Co. LLC is based on its Schedule 13G/A filed with the Securities and Exchange Commission on February 11, 2016.
(4)	Information regarding Double Black Diamond Offshore Ltd., Black Diamond Relative Value Offshore Ltd, Black Diamond Relative Value Cayman, L.P., Black Diamond Offshore Ltd., Black Diamond SRI Offshore Ltd. and Carlson Capital L.P. are based on their Schedule 13D filed with the Securities and Exchange Commission on March 15, 2016.
(5)	Information regarding Neuberger Breman Group LLC, Neuberger Berman LLC and Mr. Benjamin Nahum is based on their Schedule 13D/A filed with the Securities and Exchange Commission on March 9, 2016.
(6)	Information regarding The Vanguard Group, Inc. is based on its Schedule 13G/A filed with the Securities and Exchange Commission on February 11, 2016.
(7)	Consists of (i) 434,064 shares held in the name of Arthur W. Zafiropoulo, trustee of the Separate Property Trust, dated July 20, 1998, for the benefit of Arthur W. Zafiropoulo, (ii) 88,000 shares held in the name of the Zafiropoulo Family Foundation, (iii) 380,333 shares held in the name of Arthur W. Zafiropoulo for the benefit of Arthur W. Zafiropoulo and Lisa Zafiropoulo Joint Account, (iv) 133,000 shares of the Company’s common stock subject to options which are currently exercisable or will become exercisable within 60 days after March 31, 2016, and (v) 4,800 shares of the Company’s common stock subject to RSUs which are currently exercisable or will become exercisable within 60 days after March 31, 2016.
(8)	Includes (i) 322,828 shares of the Company’s common stock subject to options, which are currently exercisable or will become exercisable within 60 days after March 31, 2016 and (ii) 1,600 shares of the Company’s common stock subject to RSUs, which are currently exercisable or will become exercisable within 60 days after March 31, 2016.
(9)	Includes 8,000 shares of the Company’s common stock subject to options which are currently exercisable or which will become exercisable within 60 days after March 31, 2016.
(10)	Includes 8,000 shares of the Company’s common stock subject to options which are currently exercisable or which will become exercisable within 60 days after March 31, 2016.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The Company’s Amended and Restated Certificate of Incorporation and Bylaws provide for indemnification of all directors and officers. In addition, each director and executive officer of the Company has entered into a separate indemnification agreement with the Company.

Scott Zafiropoulo, the son of Arthur Zafiropoulo, the Company’s Chairman of the Board of Directors and Chief Executive Officer, is an employee of the Company. In fiscal year 2015, Mr. S. Zafiropoulo earned approximately $230,000.16 in salary and earned a bonus of $83,718.64. In addition, as part of the 2014 MIP, Mr. S. Zafiropoulo received restricted stock units covering 23,500 shares of the Company’s common stock with an aggregate grant-date fair value of $350,000. The restricted stock units will vest, and the underlying shares of common stock will be issued in a series of 50 successive equal monthly installments upon his completion of each month of service over the 50-month period measured from January 1, 2014.

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

Audit Fees

Audit fees billed to the Company by Ernst & Young LLP for professional services rendered for the audit of the Company’s 2015 annual financial statements, review of quarterly financial statements, audit services in connection with statutory filings, consents, review of documents filed with the SEC, Section 404 review of internal control over financial reporting, and accounting and financial reporting consultation totaled $1,893,779. Audit fees billed to the Company by Ernst & Young LLP for professional services rendered for the audit of the Company’s 2014 annual financial statements, review of quarterly financial statements, audit services in connection with statutory filings, consents, review of documents filed with the SEC, Section 404 review of internal control over financial reporting, and accounting and financial reporting consultation totaled $1,854,000.

Audit-Related Fees

Audit-related fees billed to the Company by Ernst & Young LLP for assurance and related services that are reasonably related to the performance of the audit or review of the Company’s financial statements during the Company’s 2015 fiscal year totaled $100,000. There were no audit-related fees billed to the Company by Ernst & Young LLP during the Company’s 2014 fiscal year.

Tax Fees

There were no tax fees billed to the Company by Ernst & Young LLP during the Company’s 2015 and 2014 fiscal years.

All Other Fees

Other than as set forth above, there were no other fees billed to the Company by Ernst & Young LLP during the Company’s 2015 and 2014 fiscal years.

All of the 2015 and 2014 audit fees, audit-related fees and tax fees, and all other fees, were pre-approved by the Audit Committee. The Audit Committee has delegated to Mr. Timmins the ability to approve, on behalf of the Audit Committee and in accordance with Section 10A under the Securities Exchange Act of 1934, services to be performed by the Company’s independent auditors.

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

ULTRATECH, INC.

Date: April 22, 2016	By:	/s/ ARTHUR ZAFIROPOULO
Arthur Zafiropoulo
Chairman of the Board of Directors, Chief Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ ARTHUR ZAFIROPOULO	Chairman of the Board of Directors, Chief Executive Officer and President (Principal Executive Officer)	April 22, 2016
Arthur Zafiropoulo

/s/ BRUCE WRIGHT	Senior Vice President, Finance, Chief Financial Officer and Secretary (Principal Financial and Accounting Officer)	April 22, 2016
Bruce Wright

*	Director	April 22, 2016
Dennis R. Raney

*	Director	April 22, 2016
Rick Timmins

*	Director	April 22, 2016
Henri Richard

*	Director	April 22, 2016
Joel F. Gemunder

*	Director	April 22, 2016
Nicholas Konidaris

*	Director	April 22, 2016
Michael Child

*	Arthur Zafiropoulo, by signing his name hereto, does sign this document on behalf of the above noted individuals, pursuant to powers of attorney duly executed by such individuals, which have been filed with the original Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 26, 2016.

By:

/s/ ARTHUR ZAFIROPOULO	Chairman of the Board of Directors, Chief Executive Officer and President (Principal Executive Officer)	April 22, 2016
Arthur Zafiropoulo Attorney-in-Fact

EXHIBIT INDEX

Exhibit	Description

3.1(1)	Amended and Restated Certificate of Incorporation of the Registrant, filed October 6, 1993.

3.1.1(1)	Certificate of Amendment of the Amended and Restated Certificate of Incorporation of the Registrant, filed May 17, 1995.

3.1.2(1)	Certificate of Amendment of the Amended and Restated Certificate of Incorporation of the Registrant, filed June 17, 1998.

3.1.3(1)	Certificate of Amendment of the Amended and Restated Certificate of Incorporation of the Registrant, filed June 20, 2003.

3.1.4(8)	Certificate of Amendment of the Amended and Restated Certificate of Incorporation of the Registrant, filed August 31, 2009.

3.2(2)	Amended and Restated Bylaws of Registrant.

4.1(3)	Specimen Common Stock Certificate of Registrant.

10.1(16)	1993 Stock Option/Stock Issuance Plan (amended and restated as of May 31, 2011); further amended as of October 20, 2015.

10.2(3)	Form of Indemnification Agreement entered into between the Registrant and certain of its officers and directors.

10.3(4)	Form of Indemnification Agreement entered into between the Registrant and certain officers.

10.4(3)	Standard Industrial Lease—Single Tenant, Full Net between The Equitable Life Assurance Society of the United States, as Landlord, and Registrant, as Tenant, dated August 27, 1993.

10.4.1(4)	First Amendment to Lease between The Equitable Life Assurance Society of the United States, as Landlord, and Registrant, as Tenant, dated November 22, 1999.

10.5(5)	Profit Sharing Plan.

10.6(6)	1998 Supplemental Stock Option/ Stock Issuance Plan (amended and restated effective January 29, 2008).

10.7(7)	Private Wealth Management Client Agreement with Morgan Stanley, dated December 16, 2004.

10.8(9)	Amended and Restated Employment Agreement between Registrant and Mr. Arthur Zafiropoulo, Chief Executive Officer, dated as of October 14, 2008

10.9(9)	Amended and Restated Employment Agreement between Registrant and Mr. Bruce Wright, Chief Financial Officer, dated as of October 14, 2008.

10.10(9)	Form of Restricted Stock Unit Issuance Agreement for Executive Officers with Employment Agreements.

10.11(17)	New Form of Restricted Stock Unit Issuance Agreement for Executive Officers with Employment Agreements.

10.12(9)	Amended and Restated Non-Qualified Supplemental Deferred Compensation Plan.

10.13(9)	Adoption Agreement Related to Amended and Restated Non-Qualified Supplemental Deferred Compensation Plan.

10.14(9)	Amendment No. 1 to Amended and Restated Non-Qualified Supplemental Deferred Compensation Plan.

10.15(9)	Special Form of Stock Option Agreement for Executive Officers with Employment Agreements.

10.16(9)	Special Form of Stock Option Agreement for Executive Officers without Employment Agreements.

10.17(9)	Regular Form of Stock Option Agreement.

10.18(10)	Description of 2014 Management Incentive Compensation Plan.

10.19(11)	New Form of Indemnification Agreement entered into between the Registrant and each of its officers and directors.

10.20(12)	Second Amendment to Lease (3050 Zanker), entered into on October 30, 2009, by and between LaSalle Montague, Inc. and the Registrant.

10.21(13)	Letter Amendment to Employment Agreement - Arthur W. Zafiropoulo.

10.22(13)	Letter Amendment to Employment Agreement - Bruce R. Wright.

10.23(14)	Singapore Lease Agreement dated February 17, 2010.

10.24(15)	Ultratech, Inc. Long-Term Incentive Compensation Plan as Amended and Restated January 24, 2011.

10.25(15)	Amendment No. 2 to Ultratech, Inc. Non-Qualified Supplemental Deferred Compensation Plan, as amended and restated and subsequently amended effective as of January 1, 2005.

10.27(18)	Form of Restricted Stock Unit Issuance Agreement for Chief Executive Officer Grants.

10.28(18)	Form of Restricted Stock Unit Issuance Agreement for Chief Financial Officer Grants.

10.29(19)	Patent Assignment Agreement, between the Registrant and International Business Machines Corporation, dated June 26, 2012.

10.30(20)	New Singapore Lease (1Kaki Bukit View, Singapore), among the Registrant, Ascendas, Inc., and Singapore SE, dated August 15, 2012.

10.31(21)	Fourth Amendment to Lease (3050 Zanker) dated as of July 21, 2015 by and among Metropolitan Life Insurance Company, Metlife Insurance Company USA, General American Insurance Company, Tenants-in-Common, and Ultratech, Inc.

10.33(22)	Description of 2015 Management Incentive Compensation Plan.

21**	Subsidiaries of Registrant.

23**	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.

24	Power of Attorney (contained in Signature page hereto).

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

*	Previously furnished.
**	Previously filed.
(1)	Incorporated by reference to our Quarterly Report on Form 10-Q for the quarter ended June 28, 2003 (Commission File No. 0-22248).
(2)	Incorporated by reference to our Current Report on Form 8-K filed on April 17, 2012 (Commission File No. 0-22248).
(3)	Incorporated by reference to our Registration Statement on Form S-1 declared effective with the Securities and Exchange Commission on September 28, 1993. (Commission File No. 33-66522).
(4)	Incorporated by reference to our Annual Report on Form 10-K for the year ended December 31, 2002 (Commission File No. 0-22248).
(5)	Incorporated by reference to our 1993 Annual Report on Form 10-K (Commission File No. 0-22248).
(6)	Incorporated by reference to our Current Report on Form 8-K filed on February 1, 2008 (Commission File No. 0-22248).
(7)	Incorporated by reference to our Annual Report on Form 10-K for the year ended December 31, 2004 (Commission File No. 0-22248).
(8)	Incorporated by reference to our Quarterly Report on Form 10-Q for the quarter ended October 3, 2009 (Commission File No. 0-22248).
(9)	Incorporated by reference to our Annual Report on Form 10-K for the year ended December 31, 2008 (Commission File No. 0-22248).
(10)	Incorporated by reference to our Current Report on Form 8-K filed on March 25, 2014 (Commission File No. 0-22248).
(11)	Incorporated by reference to our Current Report on Form 8-K filed on January 30, 2009 (Commission File No. 0-22248).

(12)	Incorporated by reference to our Current Report on Form 8-K filed on November 5, 2009 (Commission File No. 0-22248).
(13)	Incorporated by reference to our Current Report on Form 8-K filed on April 23, 2010 (Commission File No. 0-22248).
(14)	Incorporated by reference to our Quarterly Report on Form 10-Q for the quarter ended July 3, 2010 (Commission File No. 0-22248).
(15)	Incorporated by reference to our Current Report on Form 8-K filed on January 28, 2011 (Commission File No. 0-22248).
(16)	Incorporated by reference to our Annual Report on Form 10-K for the year ended December 31, 2015 (Commission File No. 0-22248).
(17)	Incorporated by reference to our Annual Report on Form 10-K for the year ended December 31, 2010 (Commission File No. 0-22248).
(18)	Incorporated by reference to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2012 (Commission File No. 0-22248)
(19)	Incorporated by reference to our Current Report on Form 8-K filed on June 28, 2012 (Commission File No. 0-22248).
(20)	Incorporated by reference to our Current Report on Form 8-K filed on August 21, 2012 (Commission File No. 0-22248).
(21)	Incorporated by reference to our Quarterly Report on Form 10-Q for the quarter ended July 4, 2015 (Commission File No. 0-22248).
(22)	Incorporated by reference to our Current Report on Form 8-K filed on April 1, 2015 (Commission File No. 0-22248).