Form 10-Q
period 2016-07-02
ULTRATECH INC
filed 2016-07-29
CIK 909791

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
——————————————————
FORM 10-Q
——————————————————
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 2, 2016

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

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐     No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding as of July 1, 2016
common stock, $0.01 par value	26,765,322

ULTRATECH, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

ULTRATECH, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)	July 2, 2016	December 31, 2015*
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$121,872	$63,008
Short-term investments	138,722	188,893
Accounts receivable, net	45,431	28,108
Inventories, net	54,390	65,398
Prepaid expenses and other current assets	2,980	3,862
Total current assets	363,395	349,269
Property, plant, and equipment, net	15,054	17,280
Intangible assets, net	11,453	12,288
Other assets	10,563	10,359
Total assets	$400,465	$389,196
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Notes payable	$1,100	$5,120
Accounts payable	10,437	12,080
Deferred product and services income	9,448	4,499
Other current liabilities	16,167	12,146
Total current liabilities	37,152	33,845
Other liabilities	13,834	13,474
Stockholders’ equity	349,479	341,877
Total liabilities and stockholders’ equity	$400,465	$389,196
__________________
*     The balance sheet as of December 31, 2015 has been derived from the audited financial statements at that date.
See accompanying notes to unaudited condensed consolidated financial statements

ULTRATECH, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Six Months Ended
(In thousands, except per share amounts)	July 2, 2016	July 4, 2015	July 2, 2016	July 4, 2015
Net sales:
Products	$46,126	$42,159	$88,384	$80,180
Services	2,598	3,562	5,350	7,327
Licenses	200	200	400	300
Total net sales	48,924	45,921	94,134	87,807
Cost of sales:
Cost of products sold	23,084	21,546	47,263	41,151
Cost of services	2,924	2,904	5,788	6,153
Total cost of sales	26,008	24,450	53,051	47,304
Gross profit	22,916	21,471	41,083	40,503
Operating expenses:
Research, development, and engineering	9,175	7,993	17,410	16,417
Selling, general, and administrative	11,144	12,015	22,458	24,058
Operating income	2,597	1,463	1,215	28
Interest expense	(11)	(20)	(29)	(51)
Interest and other income, net	58	48	231	187
Income before income tax	2,644	1,491	1,417	164
Provision (benefit) for income taxes	34	(48)	(39)	312
Net income (loss)	$2,610	$1,539	$1,456	$(148)
Net income (loss) per share - basic	$0.10	$0.06	$0.05	$(0.01)
Number of shares used in per share computations - basic	26,959	27,780	26,908	27,799
Net income (loss) per share - diluted	$0.10	$0.06	$0.05	$(0.01)
Number of shares used in per share computations - diluted	27,193	27,980	27,136	27,799
See accompanying notes to unaudited condensed consolidated financial statements

ULTRATECH, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Three Months Ended		Six Months Ended
(In thousands)	July 2, 2016	July 4, 2015	July 2, 2016	July 4, 2015
Net income (loss)	$2,610	$1,539	$1,456	$(148)
Other comprehensive income (loss), net of tax:
Change in unrealized gain on investments	66	(50)	388	42
Change in minimum post retirement benefits obligation	46	52	92	104
Change in value of cash flow hedges	(58)	—	(58)	—
Other comprehensive income	54	2	422	146
Total comprehensive income (loss)	$2,664	$1,541	$1,878	$(2)
See accompanying notes to unaudited condensed consolidated financial statements

ULTRATECH, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended
(In thousands)	July 2, 2016	July 4, 2015
Cash flows from operating activities:
Net income (loss)	$1,456	$(148)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	2,860	3,244
Amortization of intangibles and other	1,283	1,223
Amortization of security discount (premium)	42	(64)
Stock-based compensation	6,465	8,200
Changes in operating assets and liabilities:
Accounts receivable	(17,323)	12,206
Inventories	11,007	(4,946)
Prepaid expenses and other current assets	825	729
Other assets	(443)	(129)
Accounts payable	(1,640)	(341)
Deferred product and services income	4,949	(1,712)
Other current liabilities	4,021	657
Other liabilities	283	(906)
Net cash provided by operating activities	13,785	18,013
Cash flows from investing activities:
Capital expenditures	(675)	(1,765)
Purchase of investments in securities	(61,730)	(110,454)
Proceeds from maturities of investments	112,247	102,617
Net cash provided by (used in) investing activities	49,842	(9,602)
Cash flows from financing activities:
Proceeds from notes payable	6,220	10,240
Repayment of notes payable	(10,240)	(10,240)
Proceeds from issuance of common stock for stock option exercises	1,009	218
Tax payment for issuance of common stock from release of restricted stock units	(1,752)	(1,750)
Repurchase of common stock	—	(5,078)
Net cash used in financing activities	(4,763)	(6,610)
Net increase in cash and cash equivalents	58,864	1,801
Cash and cash equivalents at beginning of period	63,008	67,988
Cash and cash equivalents at end of period	$121,872	$69,789
Supplemental disclosures of cash flow information:
Other non-cash changes:
Systems transferred from inventory and other assets to equipment, net	$—	$(1,325)

See accompanying notes to unaudited condensed consolidated financial statements

Ultratech, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
July 2, 2016

(1) Description of Business

Ultratech, Inc. (referred to herein as “Ultratech,” the “Company”, “we”, “our” or “us”) develops, manufactures and markets photolithography, laser thermal processing and inspection equipment designed to reduce the cost of ownership for manufacturers of semiconductor devices, including advanced packaging processes and various nanotechnology components including micro electro mechanical systems (“MEMS”), high-brightness light emitting diodes (“HBLEDs”) and atomic layer deposition (“ALD”) for customers located throughout North America, Europe, Singapore, Japan, Taiwan, Korea and the rest of Asia. Ultratech was incorporated in the state of Delaware in 1992.

We supply step-and-repeat photolithography systems based on one-to-one imaging technology. Within the semiconductor industry, we target the market for advanced packaging applications. Our laser thermal processing equipment is targeted at advanced annealing applications within the semiconductor industry. Within the nanotechnology industry, our target markets includes MEMS, HBLEDs and ALD. Our wafer inspection system provides the flexibility to address a wide range of applications including improved overlay control and enhanced yield.

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

Our second fiscal quarters covered by this report ended on July 2, 2016 and July 4, 2015. All references to the quarter or the three month period refer to our second fiscal quarter. Our fiscal year ends on December 31.

Operating results for the three and six months periods ended July 2, 2016 are not necessarily indicative of the results that may be expected for the year ending December 31, 2016, or any future periods.

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

IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

In May 2014, the Financial Accounting Standards Board (“FASB”) issued a new standard to achieve a consistent application of revenue recognition within the U.S., resulting in a single revenue model to be applied by reporting companies under U.S. GAAP. Under the new model, recognition of revenue occurs when a customer obtains control of promised goods or services in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In addition, the new standard requires that reporting companies disclose the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. On July 9, 2015, the FASB agreed to delay the effective date by one year. As currently issued and amended and in accordance with the agreed upon delay, the new standard is effective for us beginning in the first quarter of 2018. Early adoption is permitted, but not before the original effective date of the standard. The new standard is required to be applied retrospectively to each prior reporting period presented or retrospectively with the cumulative effect of initially applying it recognized at the date of initial application. We have not yet selected a transition method nor have we determined the impact of the new standard on our condensed consolidated financial statements.

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

Costs related to deferred product revenues are capitalized (deferred) and recognized at the time of revenue recognition. Deferred product revenue and costs are netted on our balance sheet, under the caption “deferred product and services income.” The gross amount of deferred revenues and deferred costs at July 2, 2016 was $11.5 million and $2.1 million, respectively, as compared to $5.3 million and $0.8 million, respectively, at December 31, 2015.

Costs incurred for shipping and handling are included in cost of sales.

(3) Stock-Based Compensation

Stock-based compensation expenses recognized under ASC Topic 718, Compensation – Stock Compensation (“ASC 718”), for employees and directors and the effect on our Condensed Consolidated Statements of Operations were as follows:

	Three Months Ended		Six Months Ended
(In thousands)	July 2, 2016	July 4, 2015	July 2, 2016	July 4, 2015
Cost of sales	$175	$217	$362	$444
Research, development, and engineering	741	801	1,542	1,661
Selling, general and administrative expenses	2,070	2,791	4,561	6,095
Total stock-based compensation expense	$2,986	$3,809	$6,465	$8,200

Stock-based compensation cost capitalized as part of inventory during the three month periods ended July 2, 2016 and July 4, 2015 was $0.1 million and $0.1 million respectively. Stock-based compensation cost capitalized as part of inventory during the six month periods ended July 2, 2016 and July 4, 2015 was $0.2 million and $0.3 million, respectively.

As required by ASC 718, we estimate expected forfeitures and recognize compensation costs only for those equity awards expected to vest. As of July 2, 2016, there was $26.4 million of total unrecognized compensation cost related to non-vested stock-based compensation arrangements granted under our 1993 Stock Option Plan/Stock Issuance Plan, as amended (the “1993 Plan”). The costs related to stock options and restricted stock units are expected to be recognized over a weighted average period of 2.68 years.

The 1993 Plan provides for the grant of stock-based awards to our eligible employees, consultants and advisers and non-employee directors. As of July 2, 2016, there were 0.4 million shares reserved for future awards under the 1993 Plan.

We used the following weighted-average assumptions to estimate the fair value of our stock options granted:

	Three Months Ended		Six Months Ended
	July 2, 2016	July 4, 2015	July 2, 2016	July 4, 2015
Expected life (in years)	5.9	5.9	5.9	5.9
Risk-free interest rate	1.7%	1.5%	1.7%	1.6%
Volatility	43%	43%	43%	44%
Dividend yield	—%	—%	—%	—%

Our equity awards granted during the three and six months periods ended July 2, 2016 and the corresponding periods of 2015 were granted with vesting terms of 50 months.

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

As of July 2, 2016, we have repurchased an aggregate of 2.3 million shares of common stock at an average cost per share of $18.09 under the stock repurchase plan. The total purchase price of $40.7 million was reflected as an increase to treasury stock resulting in a reduction to stockholder’s equity.

During the three and six month periods ended July 2, 2016, we did not repurchase any common stock under the stock repurchase plan.

(5) Basic and Diluted Net Income (Loss) Per Share

The following table sets forth the computation of basic and diluted net income (loss) per share:

	Three Months Ended		Six Months Ended
(In thousands, except per share amounts)	July 2, 2016	July 4, 2015	July 2, 2016	July 4, 2015
Numerator:
Net income (loss)	$2,610	$1,539	$1,456	$(148)
Denominator:
Basic weighted-average shares outstanding	26,959	27,780	26,908	27,799
Effect of dilutive employee stock options and restricted stock units	234	200	228	—
Diluted weighted-average shares outstanding	27,193	27,980	27,136	27,799

Net income (loss) per share - basic	$0.10	$0.06	$0.05	$(0.01)

Net income (loss) per share - diluted	$0.10	$0.06	$0.05	$(0.01)

The dilutive effect of outstanding options and restricted stock units is reflected in diluted net income per share, but not diluted net loss per share, by application of the treasury stock method, which includes consideration of stock-based compensation required by U.S. GAAP.

For the three and six month periods ended July 2, 2016, diluted earnings per share includes the effect of dilutive employee stock options and restricted stock units. For the three month period ended July 4, 2015, diluted earnings per share includes the effect of dilutive employee stock options and restricted stock units. No effect of dilutive employee stock options and restricted stock units were included for the six month period ended July 4, 2015.

For the three and six month periods ended July 2, 2016, a total of 2.2 million and 2.3 million shares of common stock, subject to outstanding options and restricted stock units, respectively, were excluded from the computation of diluted net income per share as the resulting effect would have been anti-dilutive, as compared to a total of 2.8 million and 3.2 million shares of common stock subject to outstanding options and restricted stock units, which were excluded from the computation of diluted net income (loss) per share for the three and six month period ended July 4, 2015, respectively.

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

We measure certain financial assets and liabilities at fair value on a recurring basis, including available-for-sale securities and foreign currency derivatives. The fair value of certain financial assets and liabilities was determined using the following inputs:

	Fair Value Measurements at July 2, 2016
(In thousands)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available-for-sale securities(1)
Commercial paper	$9,997	$—	$9,997	$—
Money market funds	24,424	24,424	—	—
U.S. treasury bills and notes	36,991	36,991	—	—
Securities and obligations of U.S. government agencies	116,118	—	116,118	—
	187,530	61,415	126,115	—
Foreign currency derivatives(2)	16	—	16	—
Foreign currency derivatives(3)	(27)	—	(27)	—
	$187,519	$61,415	$126,104	$—

	Fair Value Measurements at December 31, 2015
(In thousands)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available-for-sale securities(1)
Commercial paper	$9,996	$—	$9,996	$—
Money market funds	9,074	9,074	—	—
U.S. treasury bills and notes	56,872	56,872	—	—
Securities and obligations of U.S. government agencies	128,023	—	128,023	—
	203,965	65,946	138,019	—
Foreign currency derivatives(2)	43	—	43	—
Foreign currency derivatives(3)	(4)	—	(4)	—
	$204,004	$65,946	$138,058	$—
________________

(1)	Included in cash and cash equivalents and short-term investments on our condensed consolidated balance sheets. See “Investments” in Note 7 for further details.

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

(7) Investments

We classified all of our investments as "available for sale" as of July 2, 2016 and December 31, 2015. Accordingly, we state our investments at estimated fair value. Fair values are determined based on quoted market prices or pricing models using current market rates. We deem all investments to be available to meet current working capital requirements. The cost of securities sold was determined based on the specific identification method.

The following table summarizes our investments:

	July 2, 2016				December 31, 2015
	Amortized Cost	Accumulated Other Comprehensive Income		Estimated Fair Value	Amortized Cost	Accumulated Other Comprehensive Income		Estimated Fair Value
Available-for-sale securities (in thousands)		Gains	Losses			Gains	Losses
Commercial paper	$9,997	$—	$—	$9,997	$9,996	$—	$—	$9,996
Money market funds	24,424	—	—	24,424	9,074	—	—	9,074
U.S. treasury bills and notes	36,969	22	—	36,991	56,929	1	58	56,872
Securities and obligations of U.S. government agencies	116,129	63	74	116,118	128,343	3	323	128,023
Total	$187,519	$85	$74	$187,530	$204,342	$4	$381	$203,965

The following table identifies the balance sheet classifications of our investments:

(In thousands)	July 2, 2016	December 31, 2015
Cash equivalents	$48,808	$15,072
Short-term investments	138,722	188,893
Investments, at estimated fair value	$187,530	$203,965

The gross amortized cost and estimated fair value of our investments at July 2, 2016 and December 31, 2015, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because the issuers of the securities may have the right to prepay obligations without prepayment penalties.

	July 2, 2016		December 31, 2015
(In thousands)	Gross Amortized Cost	Fair Value	Gross Amortized Cost	Fair Value
Due in one year or less	$150,607	$150,610	$155,342	$155,177
Due after one year through five years	36,912	36,920	49,000	48,788
Total	$187,519	$187,530	$204,342	$203,965

The following table provides the breakdown of the cash equivalents and investments with unrealized losses at July 2, 2016:

	In Loss Position for Less Than 12 Months		Total
(In thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
U.S. treasury bills and notes	$3,000	$—	$3,000	$—
Securities and obligations of U.S. government agencies	32,000	74	32,000	74
Total	$35,000	$74	$35,000	$74

The following table provides the breakdown of the cash equivalents and investments with unrealized losses at December 31, 2015:

	In Loss Position for Less Than 12 Months		Total
(In thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
U.S. treasury bills and notes	$51,872	$58	$51,872	$58
Securities and obligations of U.S. government agencies	$110,345	$323	$110,345	$323
Total	$162,217	$381	$162,217	$381

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

We have not recorded any OTTI on our investments for the three month period ended July 2, 2016 or for the corresponding period of 2015.

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

The fair value of derivative instruments recorded in our Condensed Consolidated Balance Sheets is as follows:

		Fair Value as of
(In thousands)	Balance Sheets Location	July 2, 2016	December 31, 2015
Foreign exchange contracts	Other current assets	$16	$43
	Other current liabilities	(27)	(4)
Total derivatives		$(11)	$39

Our derivative financial instruments are subject to both credit and market risk. Credit risk is the risk of loss due to failure of a counterparty to perform its obligations in accordance with contractual terms. Market risk is the potential change in an investment’s value caused by fluctuations in interest and currency exchange rates, credit spreads or other variables. We monitor the credit-worthiness of the financial institutions that are counterparties to our derivative financial instruments and do not consider the risks of counterparty nonperformance to be material. Credit and market risks, as a result of an offset by the underlying assets being hedged, related to derivative instruments were not considered material at July 2, 2016 and December 31, 2015.

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

At July 2, 2016, we had three currency forward contracts for the sale of Japanese yen of 1,358.0 million and at December 31, 2015, we had one currency forward contract for the sale of Japanese yen of 661.0 million. We recorded a loss as a component of other comprehensive income at July 2, 2016 of $0.1 million.

Balance Sheet Derivatives

We manage the foreign currency risk associated with Japanese yen denominated assets and liabilities using foreign exchange forward contracts. The change in fair value of these derivatives is recognized as a component of interest and other income (expense), net and is intended to offset the remeasurement gains and losses associated with the non-functional currency denominated assets and liabilities. At July 2, 2016, we had one currency buy-forward contract for the purchase of 52.1 million Japanese yen, or approximately $0.5 million and one currency sell-forward contract for the sale of 90.7 million Japanese yen, or approximately $0.9 million.

The following sets forth the effect of the foreign exchange contracts derivative instruments on our Condensed Consolidated Statements of Operations:

(In thousands)	Three Months Ended		Six Months Ended
Location of Gain/(Loss) Recognized on Derivatives in Statements of Operations	July 2, 2016	July 4, 2015	July 2, 2016	July 4, 2015
Interest and other income (expense), net	$22	$79	$(183)	$70

(9) Inventories, net

Inventories consisted of the following:

(In thousands)	July 2, 2016	December 31, 2015
Raw materials	$20,523	$24,898
Work-in-process	16,294	18,284
Finished products	17,573	22,216
Balance, end of the period	$54,390	$65,398

(10) Notes Payable

We have a line of credit agreement with a brokerage firm. Under the terms of this agreement, we may borrow funds at a cost equal to the current Federal fund’s open rate plus 125 basis points (approximately 1.7% as of July 2, 2016). Funds are advanced to us under this facility based on pre-determined advance rates on the cash and securities held by us in this brokerage account. Under this facility, we may borrow up to 75% of our total cash, cash equivalents and investments balance in this brokerage account with no restriction in the use of those assets. This agreement has no set expiration date and there are no loan covenants, other than the aforementioned collateral requirement. At July 2, 2016 and December 31, 2015, a total of $1.1 million and $5.2 million, respectively was outstanding under this facility, with a related collateral requirement of approximately $1.5 million and $6.8 million, respectively of our cash, cash equivalents and investments.

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

Changes in our deferred service revenue were as follows:

	Three Months Ended		Six Months Ended
(In thousands)	July 2, 2016	July 4, 2015	July 2, 2016	July 4, 2015
Balance, beginning of the period	$4,174	$5,249	$4,011	$5,233
Additions	720	877	1,899	2,223
Revenue recognized	(792)	(1,359)	(1,808)	(2,689)
Balance, end of the period	$4,102	$4,767	$4,102	$4,767
Balance sheets classification
Deferred service income-short term	$3,582	$4,438
Deferred service income-long term	520	329
Balance, end of the period	$4,102	$4,767

Other current liabilities

Other current liabilities consisted of the following:

(In thousands)	July 2, 2016	December 31, 2015
Salaries and benefits	$9,601	$6,417
Warranty accrual	1,775	1,586
Advanced billings	731	543
Capital lease, current portion	853	831
Other	3,207	2,769
Balance, end of the period	$16,167	$12,146

Warranty Accrual

We generally warrant our new and refurbished products for material and labor to repair the product for periods of twelve months and three months, respectively, from the date of system acceptance. Accordingly, an accrual for the estimated cost of the warranty is recorded at the time the product is shipped. Extended warranty terms, if granted, result in deferral of revenue equating to our standard pricing for similar service contracts. Recognition of the related warranty cost is deferred until product revenue is recognized. Factors that affect our warranty liability include the number of installed units, historical and anticipated rates of warranty claims and cost per claim. We periodically assess the adequacy of our recorded warranty liabilities and adjust the amounts as necessary. We believe our warranty accrual as of July 2, 2016 is sufficient to satisfy our outstanding obligations as of that date.

Changes in our warranty accrual were as follows:

	Three Months Ended		Six Months Ended
(In thousands)	July 2, 2016	July 4, 2015	July 2, 2016	July 4, 2015
Balance, beginning of the period	$1,670	$1,737	$1,586	$1,501
Liabilities accrued for warranties issued	670	448	1,323	1,063
Warranty claims paid and utilized	(460)	(489)	(1,009)	(1,118)
Changes in accrued warranty liabilities	(105)	70	(125)	320
Balance, end of the period	$1,775	$1,766	$1,775	$1,766

(12) Other Liabilities

Other liabilities consisted of the following:

(In thousands)	July 2, 2016	December 31, 2015
Deferred compensation	$5,611	$5,247
Long-term income taxes payable	2,526	2,523
Asset retirement obligation	2,618	2,540
Post-retirement medical obligation	2,170	2,231
Long-term capital lease	73	575
Deferred service income-long term	520	49
Other	316	309
Balance, end of the period	$13,834	$13,474

(13) Accumulated Other Comprehensive Income (Loss)

Accumulated other comprehensive income (loss), net of tax, is comprised of the following items:

(In thousands)	Investments	Post Retirement Obligations	Unrealized loss in hedge contracts	Total
Balance as of December 31, 2015	$(378)	$(821)	$—	$(1,199)
Other comprehensive income before reclassifications	388	—	(58)	$330
Amounts reclassified from accumulated OCI	—	92	—	$92
Net other comprehensive income (loss)	$388	$92	$(58)	$422
Balance as of July 2, 2016	$10	$(729)	$(58)	$(777)

Amounts reclassified from accumulated OCI for the six month period ended July 2, 2016 are as follows:

(In thousands)
Post Retirement Obligations	Amount	Statement of Operations Presentation
Service cost	$(92)	Selling, general, and administrative
Total reclassifications for the period	$(92)	Net of tax

(14) Employee Benefit Plans

Employee bonus plans

We currently sponsor an executive incentive bonus plan that pays cash awards to employees based on the achievement of predetermined targets. We recorded a charge of $1.7 million and $3.6 million under this bonus plan for the three and six months periods ended July 2, 2016, respectively, as compared to $0.3 million and $0.9 million for the corresponding period of 2015.

Employee savings and retirement plans

We sponsor a 401(k) employee salary deferral plan that allows voluntary contributions by all full-time employees up to the Internal Revenue Service limits of their pretax earnings. We may also make matching contributions to this plan at our discretion. Employees are eligible for the matching plan if they contribute at least 2% of their compensation. Our contributions, when made, are limited to a maximum of 3% of the employee’s compensation if the Company exceeds certain income levels. We made no contributions to this plan during the three and six month periods ended July 2, 2016 and July 4, 2015.

We also sponsor an executive non-qualified deferred compensation plan (the "Plan") that allows qualifying executives to defer current cash compensation. As of July 2, 2016, Plan assets of $4.7 million, representing the cash surrender value of life insurance policies held by us and liabilities of $5.6 million were included in our Consolidated Balance Sheets under the captions “Other assets” and “Other liabilities,” respectively. The related Plan expenses for each of the three and six months periods ended July 2, 2016 and July 4, 2015 were insignificant.

Post-retirement benefits

We have committed to providing and fully paying for lifetime postretirement medical and dental benefits to our Chief Executive Officer, our Chief Financial Officer and their respective spouses, commencing after retirement. We recorded net periodic benefit costs of an insignificant amount for the three and six months periods ended July 2, 2016 and July 4, 2015.

(15) Income Taxes

For the three month period ended July 2, 2016 and July 4, 2015 we recorded an income tax provision and benefit of an insignificant amount for both periods. For the six month periods ended July 2, 2016 and July 4, 2015, we recorded an income tax benefit of an insignificant amount and income tax provision of $0.3 million, respectively. The income tax benefit recognized for the six month period ended July 2, 2016 resulted primarily from a federal tax benefit from other comprehensive income and foreign income taxes. The income tax provision recognized for the six month period ended July 4, 2015 resulted primarily from foreign income taxes.

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
We currently have a full valuation allowance against our U.S. net deferred tax asset. We continue to monitor the relative weight of positive and negative evidence of future profitability in relevant jurisdictions. As of July 2, 2016, we have determined that the following negative evidence outweighs the positive evidence such that it is not more likely than not that we will generate sufficient taxable income in the relevant jurisdictions to utilize our deferred tax assets and release the associated valuation allowance:

•	Net loss for the years ending December 31, 2015 and 2014.

•	Movement of certain product manufacturing to Singapore, resulting in reduced U.S. taxable income,

•	Inherent earnings volatility of our industry resulting in our inability to forecast long term earnings, and

•	Usage limitations resulting in a longer period being required to realize our deferred tax assets.
As a result of our analysis, we concluded that it is more likely than not that, as of July 2, 2016, our net deferred tax assets will not be realized, with the exception of those in Japan. Therefore, we continue to provide a full valuation allowance against net deferred tax assets outside of Japan.
We are subject to federal and state tax examinations for years 1999 forward and 1997 forward, respectively, by virtue of the tax attributes carrying forward from those years. We are also subject to audits in the foreign jurisdictions in which we operate for years 2003 and forward. There are no material income tax audits currently in progress as of July 2, 2016.

(16) Intangible Assets, net

As of July 2, 2016, the gross carrying amount of our intangible assets was $18.1 million and accumulated amortization was $6.7 million. The weighted average life of all our intangible assets was 9.2 years as of July 2, 2016. During the three month and six month periods ending July 2, 2016, our amortization expense for our intangible assets was $0.4 million and $0.8 million, respectively, as compared to $0.4 million and $0.8 million for the corresponding periods of 2015.

(17) Commitments and Contingencies

Commitments

In March 2010, we entered into a building lease agreement in preparation for the expansion of our manufacturing operations in Singapore. The initial term of the lease was three years, and the lease was accounted for as an operating lease. On August 15, 2012, we renegotiated this lease and entered into a new lease that will expire in June 2018. On June 28, 2016, we renegotiated the August 15, 2012 lease and entered into a new lease that will expire in June 2023. As of July 2, 2016, the minimum future lease payments to be made under this arrangement is $4.2 million.
In August 2014, we entered into a thirty-six month lease agreement for equipment valued at $2.5 million. At the end of the lease term, we have an option to purchase the leased equipment for a bargain purchase price. Accordingly, this lease is classified as a capital lease. The amortization of these leased assets is included with depreciation expense. As of July 2, 2016, the total amortization of the leased equipment is $0.9 million.

In July 2015, we entered into a lease amendment for our facilities in San Jose, California. The lease amendment is to extend the building lease for five years which will expire in January 2021. As of July 2, 2016, the minimum future lease payments to be made under the lease amendment is $11.1 million.

The table below summarizes our capital and operating lease commitments as of July 2, 2016:

(In thousands)	Capital Leases	Operating Leases
For the years:
Remainder of 2016	$436	$1,834
2017	582	3,388
2018	—	3,102
2019	—	3,107
2020	—	3,177
Thereafter	—	1,518
Total minimum lease payments	$1,018	$16,126

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

OVERVIEW

We develop, manufacture and market photolithography, laser thermal processing and inspection equipment for manufacturers of semiconductor devices, including advanced packaging processes and various nanotechnology components such as micro electro mechanical systems (“MEMS”), high-brightness light emitting diodes (“HBLEDS”) and atomic layer deposition (“ALD”) for customers located throughout North America, Europe, Singapore, Japan, Taiwan, Korea and the rest of Asia. We supply step-and-repeat photolithography systems based on one-to-one imaging technology. Within the semiconductor industry, we target the market for advanced packaging applications. Our laser thermal processing equipment is targeted at advanced annealing applications within the semiconductor industry. Within the nanotechnology industry, our target markets include MEMS, HBLEDs and ALD for the nanotechnology portion of our defined served market. Our wafer inspection system, provides the flexibility to address a wide range of applications including improved overlay control and enhanced yield.

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

Our backlog at the beginning of a period typically does not include all of the sales needed to achieve our sales objectives for that period. In addition, orders in backlog are subject to cancellation, shipment or system acceptance delays, and deferral or rescheduling by a customer with limited or no penalties. At July 2, 2016, system orders represented approximately 83% of our backlog. Consequently, our net sales and operating results for a period have been and will continue to be dependent upon our obtaining orders for systems to be shipped and accepted in the same period in which the order is received. Our business and financial results for a particular period could be materially adversely affected if an anticipated order for even one system is not received in time to permit shipment and system acceptance during that period. Furthermore, a substantial portion of our shipments has historically occurred near the end of each quarter. Delays in installation and system acceptance due to, for example, our inability to successfully demonstrate the agreed-upon specifications or criteria at the customer’s facility, or the failure of the customer to permit installation of the system in the agreed upon time, may cause net sales in a particular period to fall significantly below our expectations, which may materially adversely affect our operating results for that period. This risk is especially applicable in connection with the introduction and initial sales of a new product line or as a result of industry trends impacting our foundry customers, including a shift toward semiconductors utilizing new technology transistor architecture. Additionally, the failure to receive anticipated orders or delays in shipments due to, for example, rescheduling, delays, deferrals or cancellations by customers, additional customer configuration requirements, or to unexpected manufacturing difficulties or delays in deliveries by suppliers due to their long production lead times or otherwise, has caused and may continue to cause net sales in a particular period to fall significantly below our expectations and for our operating results to vary from period to period, materially adversely affecting our operating results for that period. In particular, the long manufacturing and acceptance cycles of our advanced packaging family of wafer steppers, laser thermal processing and inspection systems and the long lead time for lenses and other materials, could cause shipments and acceptances of such products to be delayed from one quarter to the next, which could materially adversely affect our financial condition and results of operations for a particular quarter.

Additionally, the need for continued expenditures for research and development, capital equipment, ongoing training and worldwide customer service and support, among other factors, will make it difficult for us to reduce our operating expenses in a particular period if we fail to achieve our net sales goals for the period.

Sales Summary

	Three Months Ended		Six Months Ended
	July 2, 2016	July 4, 2015	July 2, 2016	July 4, 2015
International sales	92%	89%	93%	79%
Domestic sales	8%	11%	7%	21%
Total sales	100%	100%	100%	100%

Semiconductor systems sales	95%	93%	96%	83%
Nanotechnology systems sales	5%	7%	4%	17%
Total systems sales	100%	100%	100%	100%

Net Sales

Second Quarter

	Three Months Ended
(In thousands, except percentages)	July 2, 2016	July 4, 2015	Amount of Change	Percentage Change
Sales of:
Products	$46,126	$42,159	$3,967	9%
Services	2,598	3,562	(964)	(27)%
Licenses	200	200	—	—%
Total net sales	$48,924	$45,921	$3,003	7%

Net sales consist of revenues from products (system, system upgrades, and spare parts sales), services, and licensing of technologies. Product sales increased 9% to $46.1 million for the three month period ended July 2, 2016, as compared to $42.2 million for the corresponding period of 2015. The $4.0 million increase was due to a $3.7 million increase in system sales and a $0.2 million increase in parts sales.

On a product market application basis, systems sales and system upgrades to the semiconductor market increased $4.3 million to $38.7 million for the three month period ended July 2, 2016, as compared to $34.4 million for the corresponding period of 2015. The increase was primarily due to an increase in advanced packaging and laser processing system sales. Semiconductor industry sales consist of sales to the advanced packaging market, the laser processing applications market, the semiconductor and the semiconductor inspection market.

Nanotechnology market system sales were $2.2 million for the three month period ended July 2, 2016, as compared to $2.7 million for the corresponding period of 2015. The decrease in sales to the nanotechnology market of $0.5 million was primarily due to a decrease in HBLED and ALD system sales. System sales to the nanotechnology market are highly dependent on customer capacity demand in the industries we serve, including MEMS, HBLEDs and ALD, and therefore, we expect to experience significant variations in sales to this market from period to period.

Services sales for the three month period ended July 2, 2016 decreased by $1.0 million to $2.6 million, as compared to $3.6 million for the corresponding period of 2015, due to a decrease in the number of service contracts sold.

License sales were $0.2 million for the three month period ended July 2, 2016, as compared to $0.2 million for the corresponding period of 2015. License revenue results from tool resales by our existing customers to third parties and from royalty arrangements. Pursuant to our license arrangements, such transactions are subject to a license fee based on units sold. Future revenues from licensing activities, if any, will be contingent upon existing and future licensing arrangements. We may not be successful in generating licensing revenues in the future and do not anticipate the recognition of significant levels of licensing income during the remainder of 2016.

For the three month period ended July 2, 2016, international sales increased $4.3 million to $45.0 million or 92% of total net sales, as compared to $40.7 million, or 89% of total net sales for the corresponding period of 2015. The increase in international sales for the three month period ended July 2, 2016 as compared to the corresponding period of 2015, consisted of (i) an increase of $3.2 million in sales to Japan, (ii) an increase of $2.2 million in sales to Europe and (iii) an increase of $0.2 million in sales to Korea, partially offset by (i) a decrease in sales of $1.0 million to the rest of Asia (primarily China) and (ii) a decrease in sales of $0.3 million to Taiwan.

Our international revenue generally is not subject to significant exchange rate fluctuations, principally because sales contracts for our systems are generally denominated in U.S. dollars. In Japan, however, orders are sometimes denominated in Japanese yen. Yen denominated contracts subject us to the risk of currency fluctuations. We attempt to mitigate this risk by entering into foreign currency forward exchange contracts for the period between when an order is received and when it is recorded as revenue. After recording revenue, we use various mechanisms, such as natural hedges, to offset substantial portions of the gains or losses associated with our Japanese yen denominated receivables due to exchange rate fluctuations. We had approximately 1,408.4 million Japanese yen denominated receivables at July 2, 2016. International sales expose us to a number of additional risks, including fluctuations in the value of local currencies relative to the U.S. dollar, which impact the relative cost of ownership of our products and, thus, the customer’s willingness to purchase our product. (See Part II, Item 1A, “Risk Factors” herein).

Year-to-Date

	Six Months Ended
(In thousands, except percentages)	July 2, 2016	July 4, 2015	Amount of Change	Percentage Change
Sales of:
Products	$88,384	$80,180	$8,204	10%
Services	5,350	7,327	(1,977)	(27)%
Licenses	400	300	100	33%
Total net sales	$94,134	$87,807	$6,327	7%

Net sales consist of revenues from products (system, system upgrades, and spare parts sales), services, and licensing of technologies. Product sales increased 10% to $88.4 million for the six month period ended July 2, 2016, as compared to $80.2 million for the corresponding period of 2015. The $8.2 million increase was due to a $10.0 million increase in system sales, partially offset by a $1.8 million decrease in parts sales.

On a product market application basis, systems sales and system upgrades to the semiconductor market increased $18.6 million to $76.2 million for the six month period ended July 2, 2016, as compared to $57.6 million for the corresponding period of 2015. The increase was primarily due to an increase in advanced packaging and laser processing system sales. Semiconductor industry sales consist of sales to the advanced packaging market, the laser processing applications market, the semiconductor and the semiconductor inspection market.

Nanotechnology market system sales were $3.1 million for the six month period ended July 2, 2016, as compared to $11.7 million for the corresponding period of 2015. The decrease in sales to the nanotechnology market of $8.6 million was primarily due to a decrease in HBLED and ALD system sales. System sales to the nanotechnology market are highly dependent on customer capacity demand in the industries we serve, including MEMS, HBLEDs and ALD, and therefore, we expect to experience significant variations in sales to this market from period to period.

Services sales for the six month period ended July 2, 2016 decreased by $1.9 million to $5.4 million, as compared to $7.3 million for the corresponding period of 2015, due to a decrease in the number of service contracts sold.

License sales were $0.4 million for the six month period ended July 2, 2016, as compared to $0.3 million for the corresponding period of 2015. License revenue results from tool resales by our existing customers to third parties and from royalty arrangements. Pursuant to our license arrangements, such transactions are subject to a license fee based on units sold. Future revenues from licensing activities, if any, will be contingent upon existing and future licensing arrangements. We may not be successful in generating licensing revenues in the future and do not anticipate the recognition of significant levels of licensing income during the remainder of 2016.

Gross Profit

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

Second Quarter

On a comparative basis, gross margins remained the same at 47% for the three month period ended July 2, 2016, as compared to the corresponding period of 2015. The gross margin for the three month period ended July 2, 2016 was attributable to a 6% decrease related to additional costs associated with product mix offset by a 6% increase created by manufacturing efficiencies.

Year-to-date

On a comparative basis, gross margins decreased to 44% for the six month period ended July 2, 2016, as compared to 46% for the corresponding period of 2015. The decrease in gross margin for the six month period ended July 2, 2016 of 2%

was attributable to a 7% decrease driven by an increase in costs associated with product mix. The decrease was partially offset by a 2% increase due to improved manufacturing efficiencies, a 2% increase related to lower other manufacturing costs and a 1% increase due to improvement in service utilization.

Operating Expenses

Second Quarter

	Three Months Ended
(In thousands, except percentages)	July 2, 2016	July 4, 2015	Amount of Change	Percentage Change
Research, development, and engineering	$9,175	$7,993	$1,182	15%
Selling, general, and administrative	11,144	12,015	(871)	(7)%
Total operating expenses	$20,319	$20,008	$311	2%

Research, development and engineering expenses for the three month period ended July 2, 2016 were $9.2 million, as compared to $8.0 million for the corresponding period of 2015. The $1.2 million increase was due to (i) a $0.8 million increase in engineering support costs, (ii) a $0.4 million increase in executive bonus plan expenses and (iii) a $0.1 million increase in employee benefit cost, partially offset by a $0.1 million decrease in stock-based compensation expense. As a percentage of net sales, research, development and engineering expenses for the three month period ended July 2, 2016 increased to 19% from 17% for the corresponding period of 2015. This percentage increase was due to increased spending, partially offset by increased sales in the three month period ended July 2, 2016.

Selling, general, and administrative expenses for the three month period ended July 2, 2016 were $11.1 million, as compared to $12.0 million for the corresponding period of 2015. The $0.9 million decrease was due to (i) a $0.7 million decrease in stock-based compensation expense, (ii) a $0.5 million decrease associated with reduced headcount, (iii) a $0.5 million decrease in service support cost and (iv) a $0.5 million decrease in legal expenses partially offset by (i) an increase in bonus plan expenses of $1.0 million, (ii) a $0.2 million increase in administrative expenses and (iii) a $0.1 million increase in employee benefit cost. As a percentage of net sales, selling, general and administrative expenses for the three month period ended July 2, 2016 decreased to 23% from 26% in the corresponding period of 2015. This percentage decrease was due to decreased spending and increased sales in the three month period ended July 2, 2016.

Year-to-date

	Six Months Ended
(In thousands, except percentages)	July 2, 2016	July 4, 2015	Amount of Change	Percentage Change
Research, development, and engineering	$17,410	$16,417	$993	6%
Selling, general, and administrative	22,458	24,058	(1,600)	(7)%
Total operating expenses	$39,868	$40,475	$(607)	(1)%

Research, development and engineering expenses for the six month period ended July 2, 2016 were $17.4 million, as compared to $16.4 million for the corresponding period of 2015. The $1.0 million increase was due to (i) a $0.8 million increase in engineering support costs, (ii) a $0.6 million increase in executive bonus plan expenses and (iii) a $0.1 million increase in employee benefit costs, partially offset by (i) a $0.5 million decrease in research and development expense primarily due to a reduction in headcount and related expenses and (ii) a $0.1 million decrease in stock-based compensation expenses. As a percentage of net sales, research, development and engineering expenses for the six month period ended July 2, 2016 remained the same at 19% compared to the corresponding period of 2015.

Selling, general, and administrative expenses for the six month period ended July 2, 2016 were $22.5 million, as compared to $24.1 million for the corresponding period of 2015. The $1.6 million decrease was due to (i) a $1.5 million decrease in stock-based compensation expense, (ii) a $1.3 million decrease associated with reduced headcount, (iii) a $0.4 million decrease in legal expenses and (iv) a $0.4 million decrease in service support cost, partially offset by an increase in bonus plan expenses of $1.8 million and an increase of $0.1 million in employee benefit cost. As a percentage of net sales, selling, general and administrative expenses for the six month period ended July 2, 2016 decreased to 24% from 27% of the corresponding period of 2015. This percentage decrease was due to decreased spending and increased sales in the six month period ended July 2, 2016.

Provision for Income Taxes

For the three month periods ended July 2, 2016 and July 4, 2015, we recorded an income tax provision and benefit of an insignificant amount for both periods. For the six month periods ended July 2, 2016 and July 4, 2015, we recorded an income tax benefit of an insignificant amount and an income tax provision of $0.3 million, respectively. The income tax benefit recognized for the six month period ended July 2, 2016 resulted primarily from a federal tax benefit from the other comprehensive income and foreign income taxes. The income tax provision recognized for the six month period ended July 4, 2015 resulted primarily from foreign income taxes.

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

Each quarter we assess the likelihood that we will be able to recover our deferred tax assets. We consider available evidence, both positive and negative, including historical levels of income, expectations and risks associated with estimates of future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance. As a result of our analysis, we concluded that it is more likely than not that, as of July 2, 2016, our net deferred tax assets will not be realized, with the exception of those in Japan. Therefore, we continue to provide a full valuation allowance against net deferred tax assets outside of Japan. It is possible that sometime in the next 12 months the positive evidence will be sufficient to release a material amount of our valuation allowance; however there is no assurance that this will occur.
We are subject to federal and state tax examinations for years 1999 forward and 1997 forward, respectively, by virtue of the tax attributes carrying forward from those years. We are also subject to audits in the foreign jurisdictions in which we operate for years 2003 and forward. There are no material income tax audits currently in progress as of July 2, 2016.

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operating activities was $13.8 million for the six month period ended July 2, 2016, as compared to $18.0 million net cash provided by operating activities during the comparable period of 2015. Net cash provided by operating activities during the six month period ended July 2, 2016 was attributable to $12.1 million provided by net income after adjustment for non-cash charges such as stock-based compensation, depreciation and amortization of intangibles and others and $1.7 million of net cash provided by changes in working capital assets and liabilities as described below.

Working capital sources of cash came from (a) a decrease in inventory of $11.0 million, (b) an increase in deferred product and service revenues of $4.9 million, an increase in other current liabilities of $4.0 million, (c) a decrease in prepaid expenses of $0.8 million and (d) an increase in other liabilities of $0.3 million. Working capital uses of cash were due to (i) an increase in accounts receivable of $17.3 million, (ii) a decrease in accounts payable of $1.6 million, and (iii) an increase in other assets of $0.4 million.

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

During the six month period ended July 2, 2016, net cash provided by investing activities of $49.8 million was attributable to net proceeds of short-term investments of $50.5 million, partially offset by capital expenditures of $0.7 million.

Net cash used in financing activities of $4.8 million during the six months ended July 2, 2016 was attributable to taxes paid for restricted stock units of $1.8 million, and net payments of notes payable of $4.0 million, partially offset by proceeds received from the issuance of common stock of $1.0 million.

At July 2, 2016, we had working capital of $326.2 million. Our principal source of liquidity has been cash provided by our operations and consisted primarily of $259.5 million in cash, cash equivalents and short-term investments, net of outstanding borrowings under our line of credit at July 2, 2016. Our cash, cash equivalents and short-term investments provides us with substantial financial flexibility in meeting our operating, investing and financing needs.

As of July 2, 2016, a total of $55.7 million of our cash, cash equivalents, and investments were held by foreign subsidiaries. Amounts held by foreign subsidiaries are generally subject to U.S. income taxation on repatriation to the United States. We currently have no plans to repatriate any foreign earnings back to the United States as we believe our future cash flows provided by our U.S. operations will meet our future U.S. liquidity needs.

We have a line of credit agreement with a brokerage firm. Under the terms of this agreement, we may borrow funds at a cost equal to the current Federal fund’s open rate plus 125 basis points (approximately 1.7% as of July 2, 2016). Certain of our cash, cash equivalents and marketable securities secure borrowings outstanding under this facility, but we are not restricted in the use of those assets. Funds are advanced to us under this facility in accordance with pre-determined advance rates based on the cash and securities held by us in this brokerage account. This agreement has no set expiration date and there are no loan covenants other than a collateral requirement. As of July 2, 2016, $1.1 million was outstanding under this facility, with a related collateral requirement of approximately $1.5 million of our cash, cash equivalents and short-term investments.

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

Interest Rate Risk

Our exposure to market risk due to potential changes in interest rates relates primarily to our investment portfolio, which consisted primarily of fixed interest rate instruments as of July 2, 2016. We maintain an investment policy designed to ensure the safety and preservation of our invested funds by limiting market risk and the risk of default.

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

As of July 2, 2016, we did not have any investments in mortgage backed or auction rate securities. However, we intend to closely monitor developments in the credit markets and make appropriate changes to our investment policy as we deem necessary or advisable. Based on our ability to liquidate our investment portfolio and our expected operating cash flows, we do not anticipate any liquidity constraints as a result of the current credit environment.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the three month period ended July 2, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

In view of the significant investment involved in a system purchase, we have experienced and may continue to experience unexpected delays following initial qualification of our systems as a result of delays in a customer’s approval process. Additionally, we are presently receiving orders for systems that have lengthy delivery schedules, which may be due to longer production lead times or a result of customers’ capacity scheduling requirements. For these and other reasons, our systems typically have a lengthy sales cycle during which we may expend substantial funds and management effort in securing a sale. Lengthy sales cycles subject us to a number of significant risks, including inventory obsolescence and fluctuations in operating results, over which we have little or no control. In order to maintain or exceed our present level of net sales, we are dependent upon obtaining orders for systems that will ship and be accepted in the current period. We may not be able to obtain those orders. Other important factors that could cause demand for our products to fluctuate include:

•	competitive pressures, including pricing pressures, from companies that have competing products;

•	our customers’ or prospective customers’ perception of one or more of our board members;

•	changes in customer product needs or product preferences; and

•	strategic actions taken by our competitors.

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

As of July 2, 2016, we had outstanding options to purchase and outstanding restricted stock units for a total of 3.2 million shares of our common stock. Among other determinants, the market price of our stock has a major impact on the number of shares subject to outstanding stock options and restricted stock units that are included in the weighted-average shares used in determining our net income per share. During periods of extreme volatility, the impact of higher stock prices can have a materially dilutive effect on our net income per share. Additionally, shares subject to outstanding options and restricted stock units are excluded from the calculation of net income per share when we have a net loss or when the exercise price and the average unrecognized compensation cost of the stock option or restricted stock unit is greater than the average market price of our common stock, as the impact of the stock options or restricted stock units would be anti-dilutive.

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

Historically, we have sold a substantial portion of our systems to a limited number of customers. In the three month period ended July 2, 2016, our top five customers accounted for 76% of our system sales compared to 82% in the corresponding period of 2015. We expect that sales to a relatively few customers will continue to account for a high percentage of our net sales in the foreseeable future and believe that our financial results depend in significant part upon the success of these major customers and our ability to meet their future capital equipment needs and their product requirements. Although the composition of the group comprising our largest customers may vary from period to period, the loss of a significant customer or any reduction or delay in orders by a significant customer, including reductions or delays due to market, economic or competitive conditions in the semiconductor, semiconductor packaging, semiconductor inspection or nanotechnology industries or in the industries that manufacture products utilizing integrated circuits, MEMS or other nanotechnology components, would likely have a material adverse effect on our business, financial condition and results of operations. Our ability to maintain or increase our sales in the future depends, in part, on our ability to obtain orders from new customers as well as the financial condition and success of our existing customers, the semiconductor and nanotechnology industries and the economy in general.

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

On a market application basis, sales to the semiconductor industry, primarily for advanced packaging applications and laser thermal processing applications accounted for 95% of our systems revenue for the three month period ended July 2, 2016 as compared to 93% of our systems revenue for the corresponding period in 2015. We had $2.2 million of sales to nanotechnology manufacturers, including micro systems, MEMS and ALD for the three month period ended July 2, 2016, as compared to $2.7 million in sales for the corresponding period of 2015. Systems revenue from the nanotechnology sector accounted for 5% of systems revenue for the three month period ended July 2, 2016, as compared to 7% of systems revenue for the corresponding period in 2015. Our future operating results and financial condition would be materially adversely impacted by a downturn in any of these industries, or by loss of market share in any of these industries. A growing percentage of our backlog of system orders is comprised of laser thermal processing tools. As our laser thermal processing tools are used for the continuation of reduced device geometries and customers seldom provide us with their future technical requirements, these tools may not meet all customers’ requirements upon initial delivery and installation at the customer’s facility. As a result, system acceptance of the tool could be delayed while we perform testing and attempt to meet their requirements, or the order could be cancelled if we are unable to meet those requirements. Should significant demand not materialize, due to technical, production, market or other factors, our business, financial position and results of operations would be materially adversely impacted.

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

International sales accounted for approximately 92% of total net sales for the three month period ended July 2, 2016, as compared to 89% of total net sales for the corresponding period of 2015. We anticipate that international sales will continue to account for a significant portion of total net sales. Although we generally transact our international sales in U.S. dollars, international sales expose us to a number of additional risk factors, including fluctuations in the value of local currencies relative to the U.S. dollar, which, in turn, impact the relative cost of ownership of our products and may further impact the purchasing ability of our international customers. We have direct sales operations in Japan and orders are often denominated in Japanese yen. This may subject us to a higher degree of risk from currency fluctuations. We attempt to mitigate this exposure through foreign currency hedging. We are also subject to the risks associated with the imposition of legislation and regulations relating to the import or export of semiconductors and nanotechnology products. We cannot predict whether the United States or any other country will implement changes to quotas, duties, taxes or other charges or restrictions upon the importation or exportation of our products. These factors, or the adoption of restrictive policies, may have a material adverse effect on our business, financial condition and results of operations. Additionally, by having a significant portion of our sales occur internationally, we are continually exposed to political and economic instability; difficulties in accounts receivable collections; reduced protection of intellectual property; natural disasters; difficulties in staffing and managing foreign subsidiary and branch operations; and potentially adverse tax consequences.

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

Although we attempt to protect our intellectual property rights through patents, copyrights, trade secrets and other measures, we believe that our success will depend more upon the innovation, technological expertise and marketing abilities of our employees. Nevertheless, we have a policy of seeking patents when appropriate on inventions resulting from our ongoing research and development and manufacturing activities. Our intellectual property portfolio has 1,183 patents and patent applications. Our patents have expiration dates ranging from November 2016 to July 2033. In addition, we have various registered trademarks and copyright registrations covering mainly applications used in the operation of our systems. We also rely upon trade secret protection for our confidential and proprietary information. We may not be able to protect our technology adequately and competitors may be able to develop similar technology independently. Our pending patent applications may not be issued or U.S. or foreign intellectual property laws may not protect our intellectual property rights. In addition, litigation may be necessary to enforce our patents, copyrights or other intellectual property rights, to protect our trade secrets, to determine the validity and scope of the proprietary rights of others or to defend against claims of infringement. Such litigation has resulted in, and in the future could result in, substantial costs and diversion of resources and could have a material adverse effect on our business, financial condition and results of operations, regardless of the outcome of the litigation. Patents issued to us may be challenged, invalidated or circumvented and the rights granted thereunder may not provide competitive advantages to us. Furthermore, others may independently develop similar technology or products, or, if patents are issued to us, design around the patents issued to us. Invalidation of our patents related to those technologies, or the expiration of patents covering our key technologies, could allow our competitors to more effectively compete against us, which could result in less revenue for us.

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

As of July 2, 2016, we had $260.6 million in cash, cash equivalents and short-term investments. We maintain an investment portfolio of cash equivalents and short-term investments in commercial paper and U.S. government-backed securities. These investments are subject to general credit, liquidity, and market and interest rate risks. Substantially all of these securities are subject to interest rate and credit risk and will decline in value if interest rates increase or one or more of the issuers’ credit ratings is reduced. As a result of any of the foregoing, we may experience a reduction in value or loss of liquidity of our investments, which may have a negative adverse effect on our results of operations, liquidity and financial condition. We follow an established investment policy and set of guidelines to monitor, manage and limit our exposure to interest rate and credit risk. The policy sets forth credit quality standards and limits our exposure to any one issuer, as well as our maximum exposure to various asset classes.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

Item 6. Exhibits

3.1(a)	Amended and Restated Certificate of Incorporation of the Company, filed October 6, 1993.
3.1.1(a)	Certificate of Amendment of the Amended and Restated Certificate of Incorporation of the Company, filed May 17, 1995.
3.1.2(a)	Certificate of Amendment of the Amended and Restated Certificate of Incorporation of the Company, filed June 17, 1998.
3.1.3(a)	Certificate of Amendment of the Amended and Restated Certificate of Incorporation of the Company, filed June 20, 2003.
3.1.4(b)	Certificate of Amendment of the Amended and Restated Certificate of Incorporation of the Company, filed August 31, 2009.
3.1.5(c)	Certificate of Amendment of the Amended and Restated Certificate of Incorporation of the Company, filed August 6, 2012.
3.2.1(d)	Amended and Restated Bylaws of the Company
3.2.2(e)	Amendment to the Amended and Restated Bylaws of the Company
10.1(f)	Lease Agreement dated June 28, 2016 between Ultratech SE Asia PTE, Ltd. and Ascendas Services Pte. Ltd.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
31.1	Certification of Chief Executive Officer required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
 ____________________

(a)	Previously filed with our Quarterly Report on Form 10-Q for the quarter ended June 28, 2003 (Commission File No. 0-22248) and incorporated herein by reference.

(b)	Previously filed with our Quarterly Report on Form 10-Q for quarter ended October 3, 2009 (Commission File No. 0-22248) and incorporated herein by reference.

(c)	Previously filed with our Quarterly Report on Form 10-Q for the quarter ended June 29, 2013 (Commission File No. 0-22248) and incorporated herein by reference.

(d)	Previously filed with our Current Report on Form 8-K filed on April 17, 2012 (Commission File No. 0-22248) and incorporated herein by reference.

(e)	Previously filed with our Current Report on Form 8-K on July 21, 2016 (Commission File No. 0-22248) and incorporated herein by references.

(f)	Previously filed with our Current Report on Form 8-K on June 30, 2016 (Commission File No. 0-22248) and incorporated herein by reference.

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

ULTRATECH, INC. (Registrant)

Date:	July 29, 2016	By:	/s/ BRUCE WRIGHT
Bruce Wright
Senior Vice President, Finance and Chief Financial Officer (Duly Authorized Officer and Principal Financial and Accounting Officer)

EXHIBIT INDEX

3.1(a)	Amended and Restated Certificate of Incorporation of the Company, filed October 6, 1993.
3.1.1(a)	Certificate of Amendment of the Amended and Restated Certificate of Incorporation of the Company, filed May 17, 1995.
3.1.2(a)	Certificate of Amendment of the Amended and Restated Certificate of Incorporation of the Company, filed June 17, 1998.
3.1.3(a)	Certificate of Amendment of the Amended and Restated Certificate of Incorporation of the Company, filed June 20, 2003.
3.1.4(b)	Certificate of Amendment of the Amended and Restated Certificate of Incorporation of the Company, filed August 31, 2009.
3.1.5(c)	Certificate of Amendment of the Amended and Restated Certificate of Incorporation of the Company, filed August 6, 2012
3.2(d)	Amended and Restated Bylaws of the Company
3.2.2(e)	Amendment to the Amended and Restated Bylaws of the Company
10.1(f)	Lease Agreement dated June 28, 2016 between Ultratech SE Asia PTE, Ltd. and Ascendas Services Pte. Ltd.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
31.1	Certification of Chief Executive Officer required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
 ______________________

(a)	Previously filed with our Quarterly Report on Form 10-Q for the quarter ended June 28, 2003 (Commission File No. 0-22248) and incorporated herein by reference.

(b)	Previously filed with our Quarterly Report on Form 10-Q for the quarter ended October 3, 2009 (Commission File No. 0-22248) and incorporated herein by reference.

(c)	Previously filed with our Quarterly Report on Form 10-Q for the quarter ended June 29, 2013 (Commission File No. 0-22248) and incorporated herein by reference.

(d)	Previously filed with our Current Report on Form 8-K on April 17, 2012 (Commission File No. 0-22248) and incorporated herein by reference.

(e)	Previously filed with our Current Report on Form 8-K on July 21, 2016 (Commission File No. 0-22248) and incorporated herein by references.

(f)	Previously filed with our Current Report on Form 8-K on June 30, 2016 (Commission File No. 0-22248) and incorporated herein by reference.

*
Exhibit 32.1 is being furnished and shall not be deemed to be filed for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, nor shall such exhibit be deemed to be incorporated by reference in any registration statement or other document filed under the Securities Act, or the Exchange Act, except as otherwise stated in such filing.