Form 10-K
period 2016-12-31
ULTRATECH INC
filed 2017-03-01
CIK 909791

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
————————————————————
FORM 10-K
(Mark one)

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Fiscal Year Ended December 31, 2016
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
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The aggregate market value of voting stock held by non-affiliates of the Registrant, as of July 1, 2016, was approximately $195,162,101 (based upon the closing price for shares of the Registrant’s common stock as reported by the NASDAQ Global Market on that date, the last trading date of the Registrant’s most recently completed second quarter). Shares of common stock held by each officer, director and holder of 5% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.
As of January 27, 2017, the Registrant had 26,950,338 shares of common stock outstanding.
————————————————————
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant’s Proxy Statement for the 2017 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K.

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

The Company

Ultratech, Inc. (referred to herein as “Ultratech,” the “Company,” “we,” “our” or “us”) develops, manufactures and markets photolithography, laser thermal processing, and inspection equipment designed to reduce the cost of ownership for manufacturers of semiconductor devices, including advanced packaging processes and various nanotechnology components such as laser diodes, high-brightness light emitting diodes (“HBLEDs”) and Micro-Electro-Mechanical Systems (“MEMS”) as well as atomic layer deposition systems (“ALD”) for customers located throughout the world. Ultratech was incorporated in the state of Delaware in 1992.

Recent Developments

On February 2, 2017, the Company, Veeco Instruments Inc., a Delaware corporation (“Veeco”) and Ulysses Acquisition Subsidiary Corp., a Delaware corporation and a wholly owned subsidiary of Veeco (“Merger Subsidiary”), entered into an Agreement and Plan of Merger (the “Merger Agreement”), pursuant to which, among other things, Merger Subsidiary will be merged with and into the Company (the “Merger”), with the Company surviving the Merger as a wholly owned subsidiary of Veeco, subject to the terms and conditions of the Merger Agreement. The boards of directors of both Veeco and the Company have approved the transaction. The closing of the Merger is subject to the adoption of the Merger Agreement by the affirmative vote of the holders of at least a majority of the outstanding shares of our common stock and to various other customary conditions, including the expiration or termination of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, (the “HSR Act”) (with respect to which the U.S. Federal Trade Commission granted early termination on February 17, 2017), the absence of any temporary restraining order, preliminary or permanent injunction or other judgment issued by any court of competent jurisdiction enjoining or otherwise prohibiting the consummation of the Merger and the SEC having declared effective a registration statement on Form S-4 with respect to the shares of Veeco common stock issuable in connection with the Merger. In addition, it is a condition to closing of the Merger that the Company and its subsidiaries, on a consolidated basis, have at least $180 million of cash on hand held in the United States. Pursuant to the Merger Agreement, and subject to the terms and conditions contained therein, upon the closing of the Merger, each share of our common stock outstanding immediately prior to the closing of the Merger (other than shares of our common stock owned by us as treasury shares or owned by Veeco, any of its subsidiaries, any of our subsidiaries or holders of our common stock, if any, who properly exercise their appraisal rights under the General Corporation Law of the State of Delaware) will be converted into the right to receive (i) $21.75 in cash without interest and (ii) 0.2675 of a share of Veeco common stock.

On February 17, 2017, we received notice from the U.S. Federal Trade Commission that it had granted early termination, effective immediately, of the applicable waiting period under the HSR Act, for the Merger. The early termination of the waiting period under the HSR Act satisfies one of the conditions to the closing of the Merger, which remains subject to other closing conditions, including the adoption of the Merger Agreement by requisite vote of our stockholders.

Our Business

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

Advanced packaging manufacturing processes such as flip chip, wafer level chip scale packaging (“WLCSP”) and 3D packaging techniques, require several lithography steps in the device fabrication process. We believe that the use of flip chip technology will continue to gain traction as customers migrate towards leading edge technology nodes. It is expected that wafer level packaging technologies will continue to play an important role for continued miniaturization of electronic products such as smartphones. As customers transition to sub-28 nanometers (“nm”) manufacturing technology, traditional front end scaling is becoming increasingly complex. As such, semiconductor manufacturing companies are now also focusing on various packaging technologies such as Fan Out Wafer Package (“FO-WLP”) and Through Silicon Via (“TSV”) to play an important role in delivering improved system level performance in the future. The manufacturing approach utilizing FO-WLP or TSV technology alleviates interconnect delay considerations by reducing global interconnect wiring length. These advanced packaging techniques deliver superior bandwidth performance, power management improvements and address some device latency issues. In addition, several of our customers are also evaluating other packaging approaches such as silicon interposer technology solutions for delivering improved bandwidth and system level performance.

Lithography is one of the critical process steps that affect the final device performance and associated yield for advanced packaging technology. The use of 1X stepper technology provides superior operational flexibility for thick resists utilized in the advanced packaging market. Furthermore, the use of our proprietary alignment systems enables easy insertion of our products for any back end of line application. Lastly, we have also developed a large number of application specific features which deliver technology leadership and superior economic value for our packaging customers. Our steppers are used to manufacture high volume, low cost semiconductor devices used in a variety of applications such as communications, personal computing, automotive control systems, power systems and consumer electronics. We believe that our steppers offer advantages over certain competitive reduction lithography tools with respect to field size, throughput, specialized substrate handling and cost of ownership savings.

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

By leveraging our core competencies in optics engineering and system integration and our extensive knowledge of laser thermal processing, we introduced our laser spike annealing system to enable thermal annealing solutions at the 65 nm technology node and below. This advanced annealing technology provides solutions to the difficult challenge of fabricating ultra-shallow junctions and highly activated source/drain contacts. Laser thermal processing offers the flexibility to operate at near-instantaneous timeframes (microseconds to milliseconds) at temperatures below the melting point of silicon (1412° C). At these temperatures and anneal times, high activation is achieved with negligible diffusion. In addition, our proprietary hardware design minimizes the pattern density effect, reducing absorptivity variations resulting in a uniform temperature across the wafer.

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

The two principal types of steppers currently in use by the semiconductor industry are reduction steppers, which are the most widely-used steppers, and 1X steppers. Reduction steppers, which typically have reduction ratios of four- or five-to-one, employ photomask patterns that are four or five times larger than the device pattern that is to be exposed on the wafer surface. In addition, there is a fourth generation of lithography tools, known as step-and-scan systems that typically address device sizes of 0.35 micron and below. In contrast to steppers, which require lenses that cover the entire field, step-and-scan optical systems have an instantaneous field just large enough to span the width of a field and employ scanning to stretch coverage over the entire field. Each scan is followed by re-registration of the wafer with respect to the mask, i.e. “stepping”, to create multiple fields covering the entire wafer. The smaller instantaneous field size of step-and-scan system projection optical systems allows them to resolve finer geometries and scanning allows them to cover larger fields.

The principal advantage of reduction steppers and step-and-scan systems is that they may be used in manufacturing steps requiring critical feature sizes and are, therefore, necessary for manufacturing advanced ICs. 1X steppers, on the other hand, employ photomask patterns that are the same scale as the device pattern that is exposed on the wafer surface. The optical projection system employed in our 1X steppers is based on a Wynne Dyson design, which uses both a reflective mirror and refractive lens elements. This design approach leads to a very simple and versatile optical system that is less expensive than those employed in reduction steppers. Because our 1X optical design covers a much broader spectral range than reduction steppers, it delivers a greater proportion of the exposure energy from the lamp to the wafer surface. Depending on the size of the lamp used and the exposure energy required for an application, this can result in appreciably higher throughput. Resolution considerations currently limit 1X steppers to manufacturing steps involving less-critical, larger feature sizes. Accordingly, we believe that sales of these systems are highly dependent upon capacity expansions by our current 1X customers, or by customers making the transition to chips containing “bump” connections, that facilitate the use of higher data rates and a higher number of connections.

In the past, manufacturers of ICs and similar devices purchased capital equipment based principally on performance specifications. In view of the significant capital expenditures required to construct, equip and maintain advanced fabrication facilities, relatively short product cycles and manufacturers’ increasing concern for overall fabrication costs, we believe that focus has shifted to the total cost of ownership. Cost of ownership includes the costs associated with the acquisition of equipment, as well as components based on throughput, yield, up-time, service, labor overhead, maintenance, and various other costs associated with owning and using the equipment. As a result, in many cases, the most technologically advanced system will not necessarily be the manufacturing system that delivers the best cost of ownership.

In addition to enhancing our current lithography solutions, we continue to develop new tools to serve markets such as advanced annealing. The LSA family of tools is aimed at volume production of advanced semiconductors. These products, based on the same platform and stage technology as our advanced lithography tools, employ a 3500 Watt carbon dioxide laser to activate ultra-shallow, transistor junctions. Annealing times are reduced from several seconds, typical for the current generation of Rapid Thermal Processing (“RTP”) equipment, to a millisecond or less. This results in more abrupt junctions with higher dopant activation levels and leads to transistors with higher drive currents and lower leakage. While this technology is expected to be useful for multiple IC generations, we anticipate that eventually this technology will be superseded by a laser thermal processing technology that will exceed the melting point of silicon (1412°C) and reduce the processing time below one microsecond, thereby achieving even higher performance characteristics with almost “zero” thermal budget. We continue to develop our new LXA laser melt technology targeted to deliver this capability. Melt annealing has the potential to be used for multiple generations across the front end of line (“FEOL”) and middle of line (“MOL”). We believe these new laser thermal processing technologies remove several critical barriers to future device scaling and will help to extend Moore’s Law well into the future.

Thermal annealing is used by the semiconductor industry for a variety of process steps, including activation of implanted impurities, dopant activation, dielectric film formation, formation of silicides and stabilization of copper grain structures. Our LSA systems compete with annealing tools currently in use by manufacturers of semiconductor devices, including both furnaces and RTP systems. It is widely recognized that there is a need for tools that anneal at higher temperatures for shorter periods of time. We believe our current laser annealing tools are already providing this capability in a production environment for dopant activation. Our customers are also working to develop other applications for our laser annealing tools such as high-k dieletric anneal and silicide formation.

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

The 1000 series systems are small field systems available with gh-line, i-line and broadband ghi-line illumination options. We offer the Sapphire 100C and Sapphire 100E for HBLED applications and the Star 100 for semiconductor and nanotechnology applications. These 1000 series platform systems are typically used in the manufacture of HBLEDs, power devices, ASICs, analog devices and compound semiconductors as well as a number of nanotechnology applications.

Nanotechnology manufacturing combines electronics with mechanics in small devices. We have defined a nanotechnology device as a device that has at least one dimension in the XYZ direction less than 0.1 microns. Examples include accelerometers used to activate air bags in automobiles and membrane pressure sensors used in industrial control systems. These micro-machined devices are manufactured on silicon substrates using photolithography techniques similar to those used for manufacturing semiconductors.

Our Sapphire 100C and Sapphire 100E systems are configurable with customized options designed specifically for high volume HBLED manufacturing applications. The Sapphire 100C and Sapphire 100E are also based on the 1000 Series platform, with additional features developed specifically for HBLED lithography applications. HBLED manufacturing requires special substrate handling capabilities for the small diameter sapphire and silicon carbide substrates used to manufacture the LED devices for display backlighting and general lighting applications. For HBLED applications, we believe our Sapphire 100C and our Sapphire 100E steppers offer depth of focus, productivity and yield improvement advantages over competitive product offerings.

For the advanced packaging market, we offer our AP series built on the Unity Platform®. These advanced packaging systems were developed for high volume flip-chip, wafer-level and 3-D packaging applications. They provide broadband or selective exposure (gh, i, or ghi-line), and are used in conjunction with downstream processes to produce a pattern of bumps, or metal connections, on the bond pads of the die for flip chip devices. Using flip chip interconnect may result in reduced signal inductance, reduced power/ground inductance, die shrink advantages and reduced package footprint.

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

We offer a family of advanced laser-based thermal annealing tools built on our Unity Platform. In addition to our flagship model, the LSA101, which enables junction activation and other advanced front-end annealing processes for the 45nm node and below, we have introduced a novel dual beam technology extending the system's capabilities to lower processing temperatures (LSA101LP). The addition of the LP dual beam is targeted to enable MOL applications such as silicide formation. The LSA201 is our latest LSA product offering, which enables full-wafer ambient control processing targeted for sub-20nm nodes. The LSA201's simple and robust design includes our patented micro-chamber design for achieving ambient control in a scanning system. The LSA201 platform can also be configured with the dual beam laser mentioned above-named the LSA201LP. As devices scale below 20nm, we believe the ambient control capability enables new applications such as high-k anneal and film property modification.

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
Research, Development and Engineering

The semiconductor and nanotechnology industries are subject to rapid technological change and new product introductions and enhancements. We believe that continued and timely development and introduction of new and enhanced systems to serve these markets is essential for us to maintain our competitive position. We have made and continue to make substantial investments in the research and development of our core optical technology, which we believe is critical to our future financial results. We intend to continue to develop our technology and to develop innovative lower cost of ownership products and product features to meet customer demands. Current engineering projects include continued research and development and process insertion for our laser thermal processing technologies, continued development of our 1X stepper products ongoing evolution of our inspection technologies, as well as other new products. Other research and development efforts are currently focused on: performance enhancement and development of new features for existing systems, both for inclusion as a standard component in our systems and to meet special customer order requirements; increased productivity; reliability improvements; and manufacturing cost reductions. These research and development efforts are principally undertaken, by our research, development and engineering organizations and costs are generally expensed as incurred. Other operating groups within Ultratech support our research, development and engineering efforts, and the associated costs are expensed as incurred.

We work with many customers to jointly develop technology required to manufacture advanced devices or to lower the customer’s cost of ownership. We also have a worldwide engineering support organization including reticle engineering, photo processing capability and applications support.

We have historically devoted a significant portion of our financial resources to research and development programs and expect to continue to allocate significant resources to these efforts in the future. As of December 31, 2016, we had approximately 80 full-time employees engaged in research, development and engineering. For 2016, 2015 and 2014, total research, development and engineering expenses were approximately $35.2 million, $32.9 million and $33.6 million, respectively, and represented 18%, 22% and 22% of our net sales, respectively.

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

Laser Thermal Processing

With respect to our laser annealing technologies, marketed under the LSA product name, our primary competition comes from companies such as SCREEN Semiconductor Solutions Co., Ltd., Applied Materials, Inc. (“Applied Materials”) and Mattson Technology. Many of these companies also offer products utilizing RTP, which is the dominant manufacturing technology for devices above 65nm. The dopant diffusion in the lateral dimension resulting from the time scales associated with RTP limits the scaling of transistors to advanced technology nodes. Shorter annealing times result in shallower and more abrupt junctions and faster transistors. We believe that RTP manufacturers recognize the need to reduce thermal budgets and are working toward this goal. Several companies offer annealing tools that incorporate flash lamp anneal (“FLA”) technology, a potential advanced annealing solution, in order to reduce annealing times and increase anneal temperatures. This technique, which employs flash lamps, has shown improvements over RTP in junction depth and sheet resistance, but we believe FLA suffers from pattern-related non-uniformities and could require additional, costly processes to equalize the reflectivity of different areas within the chip or wafer. Our proprietary laser thermal processing solution has been specifically developed to provide junction annealing on near-instantaneous timescales, while achieving high activation levels, and doing so very uniformly across the chip and within the wafer due to our unique long wavelength technology. LSA, our first implementation of laser thermal processing, activates dopants in the microsecond-to-millisecond time frame without melting. Our research indicates that, at temperatures just below the melting point of silicon time durations in the microsecond to millisecond range are required to achieve full activation, with minimal dopant diffusion.

In July 2000, we licensed certain rights to our then existing laser thermal processing technology, with reservations, to a competing manufacturer of semiconductor equipment. This company and others currently offer laser annealing tools to the semiconductor industry that compete with our offerings.

Inspection

Competition for the Superfast inspection systems comes from a wide range of companies, including large companies such as KLA-Tencor, as well as numerous smaller companies developing and manufacturing inspection equipment such as Nanometrics, Rudolph, Frontier Semiconductor (FSM) and Nova Measuring Instruments. Similarly, there is an extremely wide range of technologies and approaches used by the competitors. Each individual technology will have advantages for certain specific inspection applications. In general, these competitors offer systems that inspect and measure at one location on the wafer, or one data point, at a time. This can limit overall data density to only a few hundred data points per wafer, as well as limit throughput. In addition, these competitive systems often require dedicated targets, pads or other special features in order to make a measurement, making them less flexible in production environments.

Intellectual Property Rights

Although we attempt to protect our intellectual property rights through patents, copyrights, trade secrets and other measures, we believe that our success will depend more upon the innovation, technological expertise and marketing abilities of our employees. Nevertheless, we have a policy of seeking patents when appropriate on inventions resulting from our ongoing research and development and manufacturing activities. Our intellectual property portfolio contains 1,248 patents and patent applications. We have patent expiration dates ranging from April 2017 to June 2035. In addition, we also have various registered trademarks and copyright registrations covering mainly applications used in the operation of our systems. We also rely upon trade secret protection for our confidential and proprietary information. We may not be able to protect our technology adequately and competitors may be able to develop similar technology independently. Our pending patent applications may not be issued or U.S. or foreign intellectual property laws may not protect our intellectual property rights. In addition, litigation may be necessary to enforce our patents, copyrights or other intellectual property rights, to protect our trade secrets, to determine the validity and scope of the proprietary rights of others or to defend against claims of infringement. Such litigation has resulted in, and in the future could result in, substantial costs and diversion of resources and could have a material adverse effect on our business, financial condition and results of operations, regardless of the outcome of the litigation. Patents issued to us may be challenged, invalidated or circumvented and the rights granted thereunder may not provide competitive advantages to us. Furthermore, others may independently develop similar technology or products, or, if patents are issued to us, design around the patents issued to us. Invalidation of our patents related to those technologies, or the expiration of patents covering our key technologies, could allow our competitors to more effectively compete against us, which could result in less revenue for us.

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

Customers, Applications and Markets

We sell our systems to semiconductor, advanced packaging, HBLED, MEMS and various other nanotechnology manufacturers located throughout North America, Europe and Asia. We sell our ALD systems to universities and research institutes throughout the world. Semiconductor manufacturers have purchased the 1000 Series steppers, the AP series of steppers, the NanoTech steppers, the LSA systems or the Superfast systems for the fabrication and/or packaging of microprocessors, applications processors, microcontrollers, DRAMs, ASICs and a host of other devices. Such systems could be used in mix-and-match applications with other production tools, such as for replacements of contact proximity printers for flip chip applications, and for high volume capacity production.

On a market application basis, sales to the semiconductor industry, primarily for advanced packaging and laser thermal processing applications, accounted for approximately 93% of systems revenue for the year ended December 31, 2016, as compared to 84% and 81% for the years ended December 31, 2015 and 2014, respectively. During the years ended December 31, 2016, 2015 and 2014, approximately 7%, 16% and 19%, respectively, of our systems revenue was derived from sales to nanotechnology manufacturers, including LED and MEMS manufacturers. Our future results of operations and financial position would be materially adversely impacted by a downturn in any of these industries, or by loss of market share in any of these industries.

International sales accounted for approximately 87%, 81% and 68% of total net sales for the years ended December 31, 2016, 2015 and 2014, respectively, with Asia representing 79%, 70% and 56% of total net sales for those same years and Europe representing 8%, 11% and 12% of total net sales for those same years, respectively.

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

Backlog

We schedule production of our systems based upon order backlog, informal customer commitments and general economic forecasts for our targeted markets. We include in our backlog all accepted customer orders for our systems with assigned shipment dates within one year, as well as all orders for service, spare parts and upgrades, in each case, that management believes to be firm. However, all orders are subject to cancellation or rescheduling by the customer with limited or no penalties. Because of changes in system delivery schedules, cancellations of orders and potential delays in system shipments, our backlog at any particular date may not necessarily be representative of actual sales for any succeeding period. As of December 31, 2016, our backlog was approximately $77.2 million, including $1.9 million of products shipped but not yet installed. As of December 31, 2015, our backlog was approximately $67.6 million, including $1.3 million of products shipped but not yet installed. Cancellation, deferrals or rescheduling of orders by these customers would have a material adverse impact on our future results of operations.

Employees

At December 31, 2016, we had approximately 312 full-time employees, including 80 engaged in research, development and engineering, 31 in sales and marketing, 96 in customer service and support, 61 in manufacturing and 44 in general administration and finance. We believe our future success depends, in large part, on our ability to attract and retain highly skilled employees. None of our employees are covered by a collective bargaining agreement. We have, however, entered into employment agreements with our Chief Executive Officer and Chief Financial Officer. We consider our relationships with our employees to be good.

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

Our business depends in significant part upon capital expenditures by manufacturers of semiconductors, advanced packaging semiconductors and nanotechnology components which in turn depend upon the current and anticipated market demand for such devices and products utilizing such devices. The semiconductor industry historically has been highly cyclical and has experienced recurring periods of oversupply and technology changes. This has, from time to time, resulted in significantly reduced demand for capital equipment and pricing pressure, including on the systems manufactured and marketed by us, and uncertainty among our customers. We believe that markets for new generations of semiconductors, semiconductor packaging and inspection will also be subject to similar fluctuations. Our business and operating results would be materially adversely affected by downturns or slowdowns in the semiconductor packaging market or by loss of market share. Accordingly, we may not be able to achieve or maintain our current or prior level of sales. We attempt to mitigate the risk of cyclicality by participating in multiple markets including semiconductor, semiconductor packaging, semiconductor inspection and nanotechnology sectors as well as diversifying into new markets. We believe that diversifying into new markets such as laser-based annealing for implant activation, lithography steppers for 3-D packaging, HBLED, ALD and inspection can help mitigate the effects of this cyclicality in our industry. Despite such efforts, when one or more of such markets fails to become viable as we anticipate or experience an oversupply or downturn, our net sales and operating results are materially adversely affected. For example, we have experienced less revenue from laser processing as a result of the semiconductor logic foundries’ inability to effectively increase yields in 3-D FinFET devices to a level required to invest in their production ramp and unpredictability in other markets that we serve. Customers who manufacture both logic and memory devices are expected to focus their capital spending on the memory sector at this time. We believe that as a result of cyclicality and of other factors affecting our foundry customers, such as shifting customer demand, lower capacity utilization rates and changing product designs, we have and we will continue to experience reduced sales, the push out of orders to us and uncertainty in our business.

Our quarterly revenues and operating results are difficult to predict.

Our revenues and operating results may fluctuate significantly from quarter to quarter due to a number of factors, not all of which are in our control. We manage our expense levels based in part on our expectations of future revenues, and a certain amount of those expenses are relatively fixed. As a result, a change in the timing of recognition of revenue or a change in margins or product mix can have a significant impact on our operating results in any particular quarter. Forecast uncertainty also makes it difficult for us to manage inventory levels. Factors that may cause our results of operations to fluctuate include, but are not limited to:

•	market conditions in the electronics and semiconductor industries;

•	failure of suppliers to perform in a manner consistent with our expectations;

•	customer cancellations or push-outs or delays in orders, shipments, installations and/or system acceptances;

•	competitive factors, including customers selecting competitors’ products, the introduction of new products by our competitors or any failure of our products to gain or maintain market acceptance;

•	changes in selling prices and product mix;

•	manufacturing difficulties or delays; and

•	product performance issues.

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

There are risks and uncertainties associated with the Merger with Veeco.

The Merger, whether or not consummated, may result in a loss of our key personnel and may disrupt our sales and marketing or other key business activities, including our relationships with customers, suppliers and other third parties, which may have an adverse impact on our financial performance. Our business relationships may be subject to disruption due to uncertainty associated with the Merger, which could have an adverse effect on our results of operations, cash flows and financial condition and, following the completion of the Merger, those of the combined company. Additionally, we have incurred and will continue to incur substantial financial advisory, legal, and other professional fees and expenses in connection with the Merger, which we must pay regardless of whether the Merger is completed. These payments will negatively impact our results of operations, cash flows and financial condition.

Parties with which we do business may be uncertain as to the effects on them from the Merger and the related transactions, including their current or future business relationships with us or the combined company.  These relationships may be subject to disruption, as customers, suppliers and other persons with whom we have business relationships may delay or defer certain business decisions or might decide to terminate, change or renegotiate their relationships with us, or consider entering into business relationships with parties other than us or the combined company.  These disruptions could have an adverse effect on our results of operations, cash flows and financial position or those of the combined company following the completion of the Merger. The risk, and adverse effect, of any disruption could be exacerbated by a delay in completion of the Merger or termination of the Merger Agreement.

The closing of the Merger is subject to customary closing conditions, including the adoption and approval of the Merger Agreement by an affirmative vote of the holders of at least a majority of the outstanding shares of our common stock, the expiration or termination of the applicable waiting period under the HSR Act, (with respect to which the U.S. Federal Trade Commission granted early termination on February 17, 2017); the absence of any temporary restraining order, preliminary or permanent injunction or other judgment issued by any court of competent jurisdiction enjoining or otherwise prohibiting the consummation of the Merger. In addition, it is a condition to closing of the Merger that the Company and its subsidiaries, on a consolidated basis, have at least $180 million of cash on hand held in the United States. These conditions are described in more detail in the Merger Agreement, which has been filed as Exhibit 2.1 to our Current Report on Form 8-K filed with the SEC on February 3, 2017. There is no assurance that all of the conditions set forth in the Merger Agreement will be satisfied or waived to the extent permitted by applicable law or that the Merger will occur when or as expected. If the Merger is not completed, the share price of our common stock could decline, for reasons including the loss of the premium over the pre-announcement market price of our common stock that was to be paid upon consummation of the Merger.

Under certain circumstances set forth in the Merger Agreement, upon termination of the Merger Agreement by us or Veeco, we may be required to pay to Veeco a termination fee of $26.5 million, which could have a material adverse effect on our results of operations, cash flows and financial condition.

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

With respect to our laser annealing technologies, marketed under the LSA101 and LSA201 product names, our primary millisecond anneal competition comes from companies such as SCREEN Manufacturing Co., Ltd., Applied Materials and Mattson Technology, Inc. Some of these companies offer products utilizing RTP, which is the current prevailing manufacturing technology. RTP does not prevent semiconductor device manufacturers from scaling the lateral dimensions of their transistors to obtain improved performance, but diffusion resulting from the time scales associated with RTP limits the vertical dimension of the junctions. Faster annealing times result in shallower and more abrupt junctions and faster transistors. We believe that RTP manufacturers and semiconductor companies recognize the need to reduce thermal cycle times and are working toward this goal. In July 2000, we licensed certain rights to our then existing laser thermal processing technology, with reservations, to a competing manufacturer of semiconductor equipment. We presently anticipate that this company and others intend to offer laser annealing tools to the semiconductor industry that will compete with our offerings.

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

As of December 31, 2016, we had outstanding options to purchase and outstanding restricted stock units for a total of 3.0 million shares of our common stock. Among other determinants, the market price of our stock has a major impact on the number of shares subject to outstanding stock options and restricted stock units that are included in the weighted-average shares used in determining our net income per share. During periods of extreme volatility, the impact of higher stock prices can have a materially dilutive effect on our net income per share. Additionally, shares subject to outstanding options and restricted stock units are excluded from the calculation of net income per share when we have a net loss or when the exercise price and the average unrecognized compensation cost of the stock option or restricted stock unit is greater than the average market price of our common stock, as the impact of the stock options or restricted stock units would be anti-dilutive.

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

Historically, we have sold a substantial portion of our systems to a limited number of customers. For the year ended December 31, 2016, Taiwan Semiconductor Manufacturing Co. Ltd. (“TSMC”), United Microelectronics Corporation, Powertech Technology, Inc. and Semiconductor Manufacturing North China (Beijing) Corporation (“SMNC”) accounted for 30%, 13%, 13% and 11% of our total systems sales, respectively. For the year ended, December 31, 2015, Siliconware Precision Industries Co. Ltd. (“SPIL”), TSMC and Intel Corporation (“Intel”) accounted for 21%, 13% and 10% of our system sales, respectively. We expect that sales to a relatively few customers will continue to account for a high percentage of our net sales in the foreseeable future and believe that our financial results depend in significant part upon the success of these major customers and our ability to meet their future capital equipment needs. Although the composition of the group comprising our largest customers may vary from period to period, the loss of a significant customer or any reduction or delay in orders by a significant customer, including reductions or delays due to market, economic or competitive conditions in the semiconductor, semiconductor packaging, semiconductor inspection or nanotechnology industries or in the industries that manufacture products utilizing integrated circuits, thin film heads or other nanotechnology components, would likely have a material adverse effect on our business, financial condition and results of operations. Our ability to maintain or increase our sales in the future depends, in part, on our ability to obtain orders from new customers as well as the financial condition and success of our existing customers, the semiconductor and nanotechnology industries and the economy in general.

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

On a market application basis, sales to the semiconductor industry, primarily for advanced packaging applications and laser thermal processing applications, accounted for 93% of our systems revenue for the year ended December 31, 2016, as compared to 84% for the year ended December 31 2015. We sold $11.6 million of systems to nanotechnology manufacturers, including micro systems, thin film head, ALD and optical device manufacturers for the year ended December 31, 2016, as compared to $18.2 million in sales for the year ended December 31, 2015. Systems revenue from the nanotechnology sector accounted for 7% of systems revenue for the year ended December 31, 2016, as compared to 16% revenue for the year ended December 31, 2015. Our future operating results and financial condition would be materially adversely impacted by a downturn in any of these industries, or by loss of market share in any of these industries. A growing percentage of our backlog of system orders is comprised of laser thermal processing tools. As our laser thermal processing tools are used for the continuation of reduced device geometries and customers seldom provide us with their future technical requirements, these tools may not meet all customers’ requirements upon initial delivery and installation at the customer’s facility. As a result, system acceptance of the tool could be delayed while we perform testing and attempt to meet their requirements, or the order could be cancelled if we are unable to meet those requirements. Should significant demand not materialize, due to technical, production, market or other factors, our business, financial position and results of operations would be materially adversely impacted.

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

We procure some of our other critical systems’ components, subassemblies and services from single outside suppliers or a limited group of outside suppliers in order to ensure overall quality and timeliness of delivery. Many of these components and subassemblies have significant production lead times. To date, we have been able to obtain adequate services and supplies of components and subassemblies for our systems in a timely manner. However, disruption or termination of certain of these sources could have a significant adverse impact on our ability to manufacture our systems. In addition, our failure to timely use components in our manufacturing processes due to delays or cancellation of orders or quality problems requiring us to return components may lead to write downs of inventory. A disruption in supply or inventory window would, in turn, cause us to miss or delay shipments and would increase costs causing a material adverse effect on our business, financial condition and results of operations. Our reliance on a sole supplier or a limited group of suppliers and our reliance on subcontractors involve several risks, including a potential inability to obtain an adequate supply of required components due to the suppliers’ failure or inability to provide such components in a timely manner, to our quality standards, or at all, and reduced control over pricing and timely delivery of components. Manufacture of certain of these components and subassemblies is an extremely complex process, and long lead-times are required. Any inability to obtain adequate deliveries or any other circumstance that would require us to seek alternative sources of supply or to manufacture such components internally could delay our ability to ship our products, which could damage relationships with current and prospective customers and have a material adverse effect on our business, financial condition and results of operations.

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

International sales accounted for approximately 87% of total net sales for the year ended December 31, 2016, as compared to 81% for the year ended December 31, 2015. We anticipate that international sales will continue to account for a significant portion of total net sales. Although we generally transact our international sales in U.S. dollars, international sales expose us to a number of additional risk factors, including fluctuations in the value of local currencies relative to the U.S. dollar, which, in turn, impact the relative cost of ownership of our products and may further impact the purchasing ability of our international customers. We have direct sales operations in Japan and orders are often denominated in Japanese yen. This may subject us to a higher degree of risk from currency fluctuations. We attempt to mitigate this exposure through foreign currency hedging. We are also subject to the risks associated with the imposition of legislation and regulations relating to the import or export of semiconductors and nanotechnology products. We cannot predict whether the United States or any other country will implement changes to quotas, duties, taxes or other charges or restrictions upon the importation or exportation of our products. These factors, or the adoption of restrictive policies, may have a material adverse effect on our business, financial condition and results of operations. Additionally, by having a significant portion of our sales occur internationally, we are continually exposed to political and economic instability; difficulties in accounts receivable collections; reduced protection of intellectual property; natural disasters; difficulties in staffing and managing foreign subsidiary and branch operations; and potentially adverse tax consequences.

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

Changes in our effective tax rate may harm our results of operations.

A number of factors may negatively impact our future effective tax rates including, but not limited to:

•	the jurisdictions in which profits are determined to be earned and taxed;

•	changes in the valuation of our deferred tax assets and liabilities;

•	increases in expenses not deductible for tax purposes;

•	changes in available tax credits;

•	changes in stock-based compensation; and

•	changes in tax laws or the interpretation of such tax laws and changes in generally accepted accounting principles in the United States or other countries in which we operate.

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

Although we attempt to protect our intellectual property rights through patents, copyrights, trade secrets and other measures, we believe that our success will depend more upon the innovation, technological expertise and marketing abilities of our employees. Nevertheless, we have a policy of seeking patents when appropriate on inventions resulting from our ongoing research and development and manufacturing activities. Our intellectual property portfolio has 1,248 patents and patent applications with expiration dates ranging from April 2017 to June 2035. In addition, we have various registered trademarks and copyright registrations covering mainly applications used in the operation of our systems. We also rely upon trade secret protection for our confidential and proprietary information. We may not be able to protect our technology adequately and competitors may be able to develop similar technology independently. Our pending patent applications may not be issued or U.S. or foreign intellectual property laws may not protect our intellectual property rights. In addition, litigation may be necessary to enforce our patents, copyrights or other intellectual property rights, to protect our trade secrets, to determine the validity and scope of the proprietary rights of others or to defend against claims of infringement. Such litigation has resulted in, and in the future could result in, substantial costs and diversion of resources and could have a material adverse effect on our business, financial condition and results of operations, regardless of the outcome of the litigation. Patents issued to us may be challenged, invalidated or circumvented and the rights granted thereunder may not provide competitive advantages to us. Furthermore, others may independently develop similar technology or products, or, if patents are issued to us, design around the patents issued to us. Invalidation of our patents related to those technologies, or the expiration of patents covering our key technologies, could allow our competitors to more effectively compete against us, which could result in less revenue for us.

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

As of December 31, 2016, we had $267.6 million in cash, cash equivalents and short-term investments. We maintain an investment portfolio of cash equivalents and short-term investments in commercial paper and U.S. government-backed securities. These investments are subject to general credit, liquidity, and market and interest rate risks. Substantially all of these securities are subject to interest rate and credit risk and will decline in value if interest rates increase or one or more of the issuers’ credit ratings is reduced. As a result of any of the foregoing, we may experience a reduction in value or loss of liquidity of our investments, which may have a negative adverse effect on our results of operations, liquidity and financial condition. We follow an established investment policy and set of guidelines to monitor, manage and limit our exposure to interest rate and credit risk. The policy sets forth credit quality standards and limits our exposure to any one issuer, as well as our maximum exposure to various asset classes.

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

Our various foreign subsidiaries hold cash and cash equivalents and as we intend to reinvest certain foreign earnings indefinitely, these balances held outside the United States may not be readily available to meet our domestic cash requirements. We require a substantial amount of cash in the United States for operating requirements, purchases of property and equipment, and potentially for future acquisitions. If we are unable to meet our domestic cash requirements using domestic cash flows from operations, or domestic cash and cash equivalents, it may be necessary for us to consider repatriation of earnings that we have designated as permanently reinvested. We may also be required to repatriate cash held outside the United States to meet the closing condition of having not less than $180 million of cash on hand in the United States at the time of the closing of the Merger. The repatriation of earnings may require us to record additional income tax expense and remit additional taxes, which could have a material adverse effect on our results of operations, cash flows and financial condition.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

We have no unresolved staff comments.

ITEM 2.	PROPERTIES

We maintain our headquarters and manufacturing operations in San Jose, California in a leased facility, totaling approximately 100,000 square feet, which contains general administration and finance, marketing and sales, customer service and support, manufacturing and research, development and engineering. The lease for this facility expires in January 2021. We also rent sales and support offices in the United States and outside the U.S. in Taiwan, the Philippines, Japan, Korea, Thailand, Germany, and China, with varying terms and expiration dates. During the years ended December 31, 2016 and 2015, we either extended our leases in several of these sales facilities or negotiated new terms.

On June 28, 2016, we renegotiated the August 15, 2012 lease for our Singapore operations and entered into a new lease that will expire in June 2023. The leased facility is approximately 23,000 square feet.

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

Fiscal 2016—Fiscal Quarter Ended		1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Market Price:	High	$22.32	$23.49	$25.91	$24.11
	Low	$17.55	$19.91	$22.49	$20.88
Fiscal 2015—Fiscal Quarter Ended		1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Market Price:	High	$18.99	$20.89	$18.50	$20.30
	Low	$15.94	$17.26	$15.27	$14.44

Our fiscal quarters in 2016 ended on April 2, 2016, July 2, 2016, October 1, 2016 and December 31, 2016, respectively. Our fiscal quarters in 2015 ended on April 4, 2015, July 4, 2015, October 3, 2015 and December 31, 2015, respectively.

As of January 27, 2017, we had approximately 170 stockholders of record.

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

During the year ended December 31, 2016, we did not repurchase any common stock under the stock repurchase plan. Common stock repurchase activity under our publicly announced stock repurchase plan during the years ended December 31,

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

Stock Performance Graph

The graph depicted below reflects a comparison of the cumulative total return (i.e., change in stock price plus reinvestment of dividends) of our common stock assuming $100 invested as of December 31, 2011 with the cumulative total returns of the NASDAQ Composite Index and the Philadelphia Semiconductor Index.

Comparison of Cumulative Total Returns (1)(2)(3)

___________________

(1)	The graph covers the period from December 31, 2011 to December 31, 2016.

(2)	No cash dividends have been declared on our common stock.

(3)	Stockholder returns over the indicated period should not be considered indicative of future stockholder returns.

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

ITEM 6.	SELECTED FINANCIAL DATA

In thousands, except per share data and percentage information	2016 (e)	2015 (d)	2014 (c)	2013 (b)	2012(a)
Operations:
Net sales	$194,051	$149,176	$150,540	$157,272	$234,825
Gross profit	$88,735	$65,432	$63,273	$67,382	$131,810
Gross profit as a percentage of net sales	46%	44%	42%	43%	56%
Operating income (loss)	$8,122	$(15,040)	$(19,063)	$(15,058)	$56,398
Income (loss) before income taxes	$8,692	$(14,678)	$(18,867)	$(14,916)	$56,969
Pre-tax income (loss) as a percentage of net sales	4.5%	(9.8)%	(12.5)%	(9.5)%	24.3%
Provision (benefit) for income taxes	$(2,545)	$450	$244	$(1,147)	$9,782
Net income (loss)	$11,237	$(15,128)	$(19,111)	$(13,769)	$47,187
Net income (loss) per share—basic	$0.42	$(0.55)	$(0.67)	$(0.49)	$1.76
Number of shares used in per share computation—basic	27,012	27,429	28,437	28,106	26,881
Net income (loss) per share—diluted	$0.41	$(0.55)	$(0.67)	$(0.49)	$1.70
Number of shares used in per share computation—diluted	27,333	27,429	28,437	28,106	27,705
Balance sheet:
Cash, cash equivalents and short-term investments	$267,593	$251,901	$269,730	$297,035	$302,508
Working capital	$342,357	$315,424	$334,434	$349,055	$349,506
Total assets	$415,572	$389,196	$417,518	$434,164	$436,986
Long-term obligations	$12,456	$13,474	$15,252	$11,923	$11,235
Stockholders’ equity	$365,198	$341,877	$365,120	$386,538	$375,186
__________________

(a)	Operating income in 2012 includes $12.5 million of stock-based compensation expenses.

(b)	Operating loss in 2013 includes $15.4 million of stock-based compensation expenses.

(c)	Operating loss in 2014 includes $16.9 million of stock-based compensation expenses.

(d)	Operating loss in 2015 includes $15.3 million of stock-based compensation expenses and $0.8 million of restructuring expenses.

(e)	Operating income in 2016 includes $12.2 million of stock-based compensation expenses.

Quarterly Data

Unaudited, in thousands, except per share data	1st	2nd	3rd	4th
2016
Net sales	$45,210	$48,924	$48,611	$51,306
Gross profit	$18,167	$22,916	$23,433	$24,219
Operating income (loss)	$(1,382)	$2,597	$2,715	$4,192
Net income (loss)	$(1,154)	$2,610	$5,457	$4,323
Net income (loss) per share—basic	$(0.04)	$0.10	$0.20	$0.16
Number of shares used in per share computation—basic	26,798	26,959	27,108	27,136
Net income (loss) per share—diluted	$(0.04)	$0.10	$0.20	$0.16
Number of shares used in per share computation—diluted	26,798	27,193	27,380	27,403
Unaudited, in thousands, except per share data	1st	2nd	3rd	4th
2015
Net sales	$41,886	$45,921	$33,115	$28,254
Gross profit	$19,032	$21,471	$14,061	$10,868
Operating income (loss)	$(1,435)	$1,463	$(6,337)	$(8,731)
Net income (loss)	$(1,687)	$1,539	$(6,099)	$(8,881)
Net income (loss) per share—basic	$(0.06)	$0.06	$(0.22)	$(0.33)
Number of shares used in per share computation—basic	27,733	27,780	27,248	26,793
Net income (loss) per share—diluted	$(0.06)	$0.06	$(0.22)	$(0.33)
Number of shares used in per share computation—diluted	27,733	27,980	27,248	26,793

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

OVERVIEW

Ultratech, Inc. develops, manufactures and markets photolithography, laser thermal processing, and inspection equipment designed to reduce the cost of ownership for manufacturers of semiconductor devices, including advanced packaging processes and various nanotechnology components such as laser diodes, high-brightness light emitting diodes (“HBLEDs”) and Micro-Electro-Mechanical Systems (“MEMS”) as well as atomic layer deposition systems (“ALD”) for customers located throughout the world. Ultratech was incorporated in the state of Delaware in 1992.

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

On February 2, 2017, we entered into the Merger Agreement with Veeco and Merger Subsidiary, pursuant to which, among other things, Merger Subsidiary will be merged with and into the Company, with the Company surviving the Merger as a wholly owned subsidiary of Veeco, subject to the terms and conditions of the Merger Agreement, as discussed in more detail under the heading “Recent Developments” on page 3 and in Note 18 to the Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K beginning on page 51.

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

Costs related to deferred product revenues are capitalized (deferred) and recognized at the time of revenue recognition. Deferred product revenue and costs are netted on our balance sheet, under the caption “deferred product and services income.” The gross amount of deferred revenues and deferred costs at December 31, 2016 were $4.6 million and $0.2 million, respectively, as compared to $5.3 million and $0.8 million, respectively, at December 31, 2015.

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

Warranty Obligations

We recognize the estimated cost of our product warranties at the time revenue is recognized. Our warranty obligation is affected by product failure rates, material usage rates and the efficiency by which the product failure is corrected. Should actual product failure rates, material usage rates and labor efficiencies differ from our estimates, revisions to the estimated warranty liability would be required which could result in future charges or credits to our gross profit. We believe our warranty accrual, as of December 31, 2016, will be sufficient to satisfy outstanding obligations as of that date.

Allowance for Bad Debts

We maintain an allowance for estimated losses resulting from the inability of our customers to make required payments. This reserve is established based upon historical trends, current economic conditions, delinquency status based on contractual terms and an analysis of specific exposures. If the financial conditions of our customers were to deteriorate, or even a single customer was otherwise unable to make payments, additional allowances may be required. The typical selling price of our systems is between $0.1 million and $6.0 million. Accordingly, a single customer default could have a material adverse effect on our results of operations. Our bad debt reserve for accounts receivable was $0.5 million at December 31, 2016 and 2015.

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

Deferred Income Taxes

Deferred income taxes are provided for the tax effect of temporary differences between the tax basis of assets and liabilities and their reported amounts in the financial statements. ASC Topic 740, Income Taxes (“ASC 740”), provides for recognition of deferred tax assets if the realization of such deferred tax assets is more likely than not to occur. Realization of our net deferred tax assets is dependent upon the generation of sufficient taxable income in future years in appropriate tax jurisdictions to obtain the benefit of the reversal of temporary differences, net operating loss carry-forwards, and tax credit carry-forwards. Each quarter we assess the likelihood that we will be able to recover our deferred tax assets. We consider available evidence, both positive and negative, including historical levels of income, expectations and risks associated with estimates of future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance. As a result of our analysis, we concluded that it is more likely than not that, as of December 31, 2016, our net deferred tax assets will not be realized, with the exception of those in Japan and Taiwan. Therefore, we continue to provide a full valuation allowance against net deferred tax assets outside of Japan and Taiwan. We continue to monitor the relative weight of positive and negative evidence of future profitability in relevant jurisdictions. However, as of December 31, 2016, we have determined that the following negative evidence outweighs the positive evidence such that it is not more likely than not that we will generate sufficient taxable income in the relevant jurisdictions to utilize our deferred tax assets and release the associated valuation allowance:

•	Movement of certain product manufacturing to Singapore, resulting in U.S. taxable losses,

•	Cumulative three year U.S. taxable loss,

•	Inherent earnings volatility of our industry resulting in our inability to forecast long term earnings, and

•	Usage limitations resulting in a longer period being required to realize our deferred tax assets.

As of December 31, 2016, we had recorded a valuation allowance of approximately $62.7 million against our net deferred tax assets except for those in Japan and Taiwan. As of December 31, 2016, we had recorded approximately $0.4 million of net foreign deferred tax assets related to our operations in Japan and Taiwan. Based on projected future pre-tax income in Japan and Taiwan, these assets were not subject to a valuation allowance as it is more likely than not that they will be realized in the future.
Impact of Recently Issued Accounting Standards

In May 2014, the Financial Accounting Standards Board (“FASB”) issued a new standard to achieve a consistent application of revenue recognition within the U.S., resulting in a single revenue model to be applied by reporting companies under U.S. GAAP. Under the new model, recognition of revenue occurs when a customer obtains control of promised goods or services in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In addition, the new standard requires that reporting companies disclose the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. On July 9, 2015, the FASB agreed to delay the effective date by one year. As currently issued and amended and in accordance with the agreed upon delay, the new standard is effective for us beginning in the first quarter of 2018. Early adoption is permitted, but not before the original effective date of the standard. The new standard is required to be applied retrospectively to each prior reporting period presented or retrospectively with the cumulative effect of initially applying it recognized at the date of initial application. While we continue to assess all potential impacts of the standard, we currently believe the most significant impact will likely relate to systems revenue. Under the new standard we are evaluating whether our systems revenue would be recognized on shipment. We are planning to adopt the standard on January 1, 2018. We plan to adopt the standard retrospectively with the cumulative effect of initially applying it recognized at the date of initial application ("modified retrospective" approach).

In February 2016, the FASB issued ASU 2016-02, “Leases” (Topic 842) which supersedes Topic 840, Leases. The update requires companies to generally recognize on the balance sheet operating and financing lease liabilities and corresponding right-of-use assets. The new standard is effective for us in our first quarter of fiscal year 2020 on a modified retrospective basis and earlier adoption is permitted. We are currently evaluating the impact of our pending adoption of ASU 2016-02 on our condensed consolidated financial statements.

In March 2016, the FASB issued ASU 2016-09, “Compensation - Stock Compensation” (Topic 718): Improvements to Employee Share-Based Payment Accounting. The update involves several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. It is effective for annual periods beginning after December 15, 2016. While we are continuing to assess all potential impacts of the standard, we currently believe it will not have a significant impact on our income tax provision, classification of awards or statement of cash flows.

RESULTS OF OPERATIONS

We derive a substantial portion of our total net sales from sales of a relatively small number of newly manufactured systems, which typically range in price from $0.1 million to $6.0 million. As a result of the larger sale prices, the timing and recognition of revenue from a single transaction has had and most likely will continue to have a significant impact on our net sales and operating results for any particular period.

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

Sales Summary

	2016	2015	2014
International sales	87%	81%	68%
Domestic sales	13%	19%	32%
Total sales	100%	100%	100%

Semiconductor system sales	93%	84%	81%
Nanotechnology system sales	7%	16%	19%
Total system sales	100%	100%	100%

Net Sales

In millions	2016	2015	2014	2016 vs 2015	2015 vs 2014
Sales of:
Systems	$157.2	$117.2	$114.5	34%	2%
Spare parts	24.3	18.5	21.6	31%	(14)%
Services	11.9	13.1	14.0	(9)%	(6)%
Licenses	0.7	0.4	0.4	75%	—%
Total net sales	$194.1	$149.2	$150.5	30%	(1)%

2016 vs. 2015

Net sales consist of revenues from system sales (systems and system upgrades), spare parts sales, services and licensing of technologies. For the year ended December 31, 2016, system sales accounted for approximately 81% of total net sales. Sales of spare parts, services and licenses accounted for the remaining 19% of total net sales.

System sales increased 34% to $157.2 million primarily attributable to an increase in lithography, inspection and laser thermal processing system sales, partially offset by a decrease in system upgrades and nanotechnology sales in 2016, as compared to 2015.

On a product market application basis, system sales to the semiconductor industry were $145.6 million for the year ended December 31, 2016, an increase of 47% as compared to $98.9 million in 2015. This increase was primarily due to more system units sold. Semiconductor industry sales consist of sales to the advanced packaging market, semiconductor and semiconductor inspection market. System sales to the semiconductor industry are highly dependent on customer capacity demand.

System sales to the nanotechnology market were $11.6 million for the year ended December 31, 2016, a 36% decrease as compared with $18.2 million in 2015. The decrease in sales to the nanotechnology market was primarily due to a decrease in HBLED system sales, partially offset by an increase in ALD system sales. System sales to the nanotechnology market are highly dependent on capacity demand in the industries we serve, including HBLEDs, ALD, thin film heads, automotive MEMS, LED/laser diodes, and ink jet print heads. We therefore expect to experience significant variations in sales within this market from period to period.

Sales of spare parts for the year ended December 31, 2016 increased 31% to $24.3 million, as compared to $18.5 million in 2015. The increase in sales of spare parts was the result of an increase in spare parts demand. Services revenue decreased 9% to $11.9 million for the year ended December 31, 2016 as compared to $13.1 million in 2015. The decrease in services revenue was the result of a decrease in the number of service contracts.

Revenues from licensing activities for the year ended December 31, 2016, increased 75% to $0.7 million as compared to $0.4 million in 2015. Pursuant to our license arrangements, such transactions are subject to a license fee based on units sold. Future revenues from licensing activities, if any, will be contingent upon existing and future licensing arrangements. We may not be successful in generating licensing revenues and do not anticipate the recognition of significant levels of licensing income in the future.

For the year ended December 31, 2016, international net sales were $169.2 million, or 87% of total net sales, as compared with $120.9 million, or 81% of total net sales in 2015. For the year ended December 31, 2016 as compared to the corresponding 2015 period, sales to Greater China increased by $52.9 million and sales to Korea increased by $2.1 million, partially offset by (i) a decrease in sales to Japan of $4.0 million, (ii) a decrease in sales to the rest of the world of $1.6 million and (iii) a decrease in sales to Europe of $1.1 million. We expect sales to international customers to continue to represent a significant amount of our future revenues as our customer base in Asia continues to expand its capacity.

Our revenue derived from sales in foreign countries is not generally subject to significant exchange rate fluctuations, principally because sales contracts for our systems are generally denominated in U.S. dollars. However, we do sell systems and spare parts into Japan and this subjects us to the risk of currency exchange rate fluctuations since the orders are often denominated in Japanese yen. We attempt to mitigate this risk by entering into monthly foreign currency forward exchange contracts, as balance sheet derivatives, which includes a portion of our receivables that are denominated in Japanese yen from parts sales. For system sales, we attempt to mitigate foreign currency risk by entering into foreign currency forward contracts that generally have maturities of nine months or less, as cash flow derivatives. We had approximately $754.3 million of Japanese yen-denominated receivables at December 31, 2016. International sales expose us to a number of additional risks, including fluctuations in the value of local currencies relative to the U.S. dollar, which impact the relative cost of ownership of our products and, thus, the customer’s willingness to purchase our product. (See “Risk Factors - A substantial portion of our sales are outside of the United States, which subjects us to risks related to customer service, installation, foreign economic and political stability, uncertain regulatory and tax rules, and foreign exchange rate fluctuations, all of which make it more difficult to operate our business.”).

2015 vs. 2014

For the year ended December 31, 2015, system sales accounted for approximately 79% of total net sales. Sales of spare parts, services and licenses accounted for the remaining 21% of total net sales. System sales increased 2% to $117.2 million primarily attributable to an increase in lithography and inspection system sales, partially offset by a decrease in system upgrades, nanotechnology and laser thermal processing system sales in 2015, as compared to 2014.

On a product market application basis, system sales to the semiconductor industry were $98.9 million for the year ended December 31, 2015, an increase of 6% as compared to $92.9 million in 2014. This increase was primarily due to more system units sold.

System sales to the nanotechnology market were $18.2 million for the year ended December 31, 2015, a 16% decrease as compared with $21.7 million in 2014. The decrease in sales to the nanotechnology market was primarily due to a decrease in HBLED system sales, partially offset by an increase in ALD system sales.

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

Revenues from licensing activities was unchanged for the year ended December 31, 2015, when compared with 2014.

For the year ended December 31, 2015, international net sales were $120.9 million, or 81% of total net sales, as compared with $102.9 million, or 68% of total net sales in 2014. For the year ended December 31, 2015 as compared to the corresponding 2014 period, sales to Greater China increased by $22.7 million, sales to Japan increased by $8.6 million and sales to the rest of the world increase by $10.0 million, partially offset by a decrease in sales to Korea of $21.4 million and a decrease in sales to Europe of $1.9 million.

Gross Profit

2016 vs. 2015

Gross margins were 46% and 44% for 2016 and 2015, respectively. The 2% increase in gross margin was due to an increase of 5% resulting from manufacturing efficiencies created by greater production volume and a 2% increase due to improved service utilization, partially offset by a 5% decrease in gross margin resulting from higher material cost due to product mix.

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

Research, Development and Engineering Expenses

In millions	2016	2015	2014	2016 vs 2015	2015 vs 2014
Research, development and engineering expenses	$35.2	$32.9	$33.6	7%	(2)%
% of revenue	18%	22%	22%

An inherent delay exists between the time when product development activities and expenditures occur and when resultant product revenue is ultimately realized. We expect current year research, development and engineering program investments to contribute to revenue in future years.

2016 vs. 2015

Research, development and engineering expenses in 2016 increased to $35.2 million, as compared to $32.9 million in 2015. The $2.3 million increase was primarily due to (i) a $2.2 million increase in engineering support costs and (ii) a $0.8 million increase in executive bonus plan expenses, partially offset by (a) a $0.5 million decrease in research and development expense primarily due to the restructuring activities undertaken during 2015 and (b) a $0.2 million decrease in stock-based compensation expense. As a percentage of net sales, research, development and engineering expenses for the year ended December 31, 2016 decreased to 18% from 22% compared to 2015. The percentage decrease was primarily due to the increase in net sales as compared to 2015.

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

Selling, General and Administrative Expenses

In millions	2016	2015	2014	2016 vs 2015	2015 vs 2014
Selling, general and administrative expenses	$45.4	$46.8	$48.7	-3%	-4%
% of revenue	23%	31%	32%

2016 vs. 2015

Selling, general and administrative expenses decreased to $45.4 million in 2016, as compared to $46.8 million in 2015. The $1.4 million decrease was primarily due to (i) a $2.7 million decrease in stock-based compensation expense, (ii) a $2.1 million decrease associated with reduced headcount resulting from the 2015 restructuring and (iii) a $1.3 million decrease in service support cost, partially offset by (a) a $3.0 million increase in executive bonus plan expense, (b) a $1.0 million increase in non-recurring legal expenses related to the proxy contest, (c) a $0.5 million increase in health care expense and (d) a $0.2 million increase in other sales and marketing expense. As a percentage of net sales, selling, general and administrative expenses for the year ended December 31, 2016 were 23% compared to 31% for 2015. The decrease was due to the decrease in selling, general and administrative expenses and the increase in net sales as compared to 2015.

2015 vs. 2014

Selling, general and administrative expenses decreased to $46.8 million in 2015, as compared to $48.7 million in 2014. The $1.9 million decrease was primarily due to (i) a $1.8 million decrease in stock-based compensation expense, (ii) a $1.5 million decrease in travel expenses as a result of cost reduction measures, and (iii) a $0.9 million decrease associated with reductions in headcount, partially offset by (a) a $1.0 million increase in legal expenses, (b) a $0.7 million increase in bonus plan expenses, (c) a $0.3 increase in employee benefit costs and (d) a $0.3 million increase in certain marketing activities. As a percentage of net sales, selling, general and administrative expenses for the year ended December 31, 2015 were 31% compared to 32% for 2014. The decrease was due primarily to the decrease in selling, general and administrative expenses as compared to 2014.

Restructuring Expenses

In millions	2016	2015	2014	2016 vs 2015	2015 vs 2014
Restructuring expenses	$—	$0.8	$—	-100%	100%
% of revenue	—%	1%	—%

During the year ended December 31, 2016, there were no restructuring efforts. However, during the year ended December 31, 2015, we made reductions in our workforce as part of our efforts to remain competitive in the current environment.  The restructuring costs totaled $0.8 million and were related to severance and benefits for headcount reductions in certain functions in the U.S. and certain foreign countries.

Interest and Other Income, Net

In millions	2016	2015	2014
Interest income	$1.1	$0.5	$0.1
Other income (expense), net	(0.5)	(0.1)	0.1
Interest and other income, net	$0.6	$0.4	$0.2

Interest and other income, net, was $0.6 million for the year ended December 31, 2016, as compared with $0.4 million and $0.2 million for 2015 and 2014, respectively. We recorded $1.1 million of interest income during the year ended December 31, 2016. The $0.6 million increase was primarily due to higher returns on the short-term investments balance during the year ended December 31, 2016 as compared to 2015. For the year ended December 31, 2015 interest and other income, net was $0.4 million, as compared with $0.2 million for 2014. We recorded $0.5 million of interest income during the year ended December 31, 2015. The $0.4 million increase was primarily due to higher returns on the short-term investments balance during the year ended December 31, 2015, as compared to 2014. We presently maintain an investment portfolio with a weighted-average maturity of less than one year. Consequently, changes in short-term interest rates have a significant impact on our interest income. Future changes in short-term interest rates are expected to continue to have a significant impact on our interest income.
Other expense net of $0.5 million for the year ended December 31, 2016 was primarily the result of $0.5 million of losses from foreign currency movements. In 2015, other income, net of $0.1 million, was primarily the result of $0.2 million of losses from foreign currency movements, partially offset by $0.1 million in miscellaneous other income. In 2014, other expense, net of $0.1 million was the result of $0.5 million in miscellaneous other income, partially offset by $0.4 million of losses from foreign currency movements.
Provision for Income Taxes

For the year ended December 31, 2016, we recorded income tax benefit of $2.5 million as compared to an income tax expense of $0.5 million and an income tax expense of $0.2 million, respectively, in 2015 and 2014. The income tax benefit recorded in 2016 resulted primarily from the reversal of previously accrued liabilities for uncertain tax positions due to the lapsing of the statute of limitations, partially offset by tax expense recorded from foreign jurisdictions. The income tax expense recorded in 2015 and 2014 resulted primarily from foreign taxes. For the year ended December 31, 2016, the actual tax benefit recorded differs from the federal tax rate of 35% primarily due to the reversal of accrued liabilities related to uncertain tax positions and the fact that the U.S. taxable loss was not realized due to a valuation allowance.  The actual income tax expense recorded for the years ended 2015 and 2014 differs from the federal tax rate of 35% primarily due to current tax expense in foreign jurisdictions and the fact that in both 2015 and 2014 the U.S. taxable loss was not realized due to a valuation allowance.

We are eligible for tax incentives that provide that certain income earned in Singapore is subject to a tax holiday and/or reduced tax rates for a limited period of time under the laws of Singapore. To realize these benefits, we must meet certain requirements relating to employment and investment activities. This exemption is expected to expire within four years. In 2016 the tax benefit attributable to the tax holiday was approximately $6.0 million with a $0.22 impact on earnings per share. In 2015, the tax benefit attributable to the tax holiday was approximately $3.0 million with a $0.11 impact on diluted earnings per share. In 2014, the tax benefit attributable to the tax holiday was approximately $1 million with a $0.04 impact on diluted earnings per share. Our ability to realize benefits from these initiatives could be materially adversely affected if, among other things, applicable requirements are not met, the incentives are substantially modified, or if we incur losses for which we cannot take a deduction.

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

In accordance with ASC 740, we had unrecognized benefits of $15.2 million as of December 31, 2016 due to uncertain tax positions. We continue to recognize interest and penalties as a component of income tax provision and accrued an insignificant amount for these items for the year. During the year ended December 31, 2016, the balance related to uncertain tax positions decreased by $2.2 million, net, as discussed above. If we are able to eventually recognize these uncertain tax positions, $15.2 million of the unrecognized benefit on December 31, 2016, would reduce our effective tax rate. We currently have a full valuation allowance against our U.S. net deferred tax asset which would impact the timing of the effective tax rate benefit should any of these uncertain tax positions be favorably settled in the future.
Each quarter we assess the likelihood that we will be able to recover our deferred tax assets. We consider available evidence, both positive and negative, including historical levels of income, expectations and risks associated with estimates of future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance. As a result of our analysis, and as further described in the Critical Accounting Policies and Estimates section, deferred income taxes, we concluded that it is more likely than not that, as of December 31, 2016, our net deferred tax assets will not be realized, with the exception of those in Japan and Taiwan. Therefore, we continue to provide a full valuation allowance against net deferred tax assets outside of Japan and Taiwan. It is possible that sometime in the next 12 months the positive evidence will be sufficient to release a material amount of our valuation allowance; however there is no assurance that this will occur.
We are subject to federal and state tax examination for years 2000 forward and 1997 forward, respectively, by virtue of the tax attributes carrying forward from those years. We are also subject to audits in the foreign jurisdictions in which we operate for years 2003 and forward. There are no material income tax examinations currently in progress.
Outlook

The anticipated timing of orders, shipments and system acceptances usually requires that we fill a number of production slots in any given period in order to meet our sales targets. If we are unsuccessful in our efforts to secure those production orders, or if existing production orders are delayed or cancelled, our results of operations will be materially adversely impacted. Additionally, we may not exceed or even maintain our current or prior levels of net sales for any period in the future for the reasons enumerated in this report. We believe that the market acceptance and volume production of our advanced packaging systems, laser processing systems and inspection systems are of critical importance to our future financial results. At December 31, 2016, these systems represented approximately 77% of our backlog.

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operating activities was $22.0 million for the year ended December 31, 2016, as compared with $8.4 million for the comparable period in 2015. Net cash provided by operating activities during the year ended December 31, 2016 was attributable to $31.8 million of cash generated from operations after adjustments for non-cash charges such as stock-based compensation, depreciation and amortization of intangibles and others, partially offset by $9.7 million of working capital cash used by changes in operating assets and liabilities as described below.

Working capital uses of cash of $32.4 million were due to (i) a $26.4 million increase in accounts receivables, (ii) a $4.7 million increase in prepaid expenses and other assets, (iii) a $1.2 million decrease in other liabilities and (iv) a $0.1 million decrease in deferred product and service income. Working capital sources of cash of $22.7 million were due to (a) a $14.9 million decrease in inventory, (b) a $1.9 million increase in accounts payable and (c) a $5.9 million increase in accrued expenses.

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

During the year ended December 31, 2016, net cash provided by investing activities was $6.0 million, as compared with net cash provided by investing activities of $10.0 million for the comparable period in 2015. Net cash provided by investing activities during the year ended December 31, 2016 was attributable to maturities of available-for-sale investment securities of $8.2 million, net of purchases, partially offset by capital expenditures of $2.2 million.

Net cash used in financing activities was $4.3 million during the year ended December 31, 2016, as compared with net cash used in financing activities of $23.4 million for the comparable period in 2015. Net cash used in financing activities during the year ended December 31, 2016 was primarily attributable to (i) the net payment of notes payable of $3.6 million, (ii) tax payments for the release of restricted stock units of $2.6 million, partially offset by proceeds received from the issuance of common stock under our stock-based compensation plans of $1.9 million, net.

Historically, our principal source of liquidity has been cash provided by our operations. At December 31, 2016, we had working capital of $342.4 million. At December 31, 2016, our cash, cash equivalents and short-term investments, net of related borrowings under our line of credit, was $266.1 million.

At December 31, 2016, $75.9 million of our cash, cash equivalents, and investments was held by foreign subsidiaries. Amounts held by foreign subsidiaries are generally subject to U.S. income taxation on repatriation to the United States. We currently have no plans to repatriate any foreign earnings back to the United States as we believe our cash flows provided by our U.S. operations will meet our future U.S. liquidity needs.

In December 2004, we entered into a line of credit agreement with a brokerage firm replacing a similar arrangement that we had with a different firm. Under the terms of this agreement, we may borrow funds at a cost equal to the current Federal funds rate plus 125 basis points (i.e. 1.91% as of December 31, 2016). Certain of our cash, cash equivalents and short-term investments secure outstanding borrowings under this facility. We may borrow up to 75% of our total cash, cash equivalents and investments balance in this brokerage account. Funds are advanced to us under this facility based on pre-determined advance rates on the cash and securities held by us in this brokerage account. This agreement has no set expiration date and there are no loan covenants. As of December 31, 2016 and 2015, balances of $1.5 million and $5.1 million, respectively were outstanding under this facility with a related collateral requirement of approximately $2.0 million of our cash, cash equivalents and investments.

The following summarizes our contractual obligations at December 31, 2016, and the effect such obligations are expected to have on our liquidity and cash flows in future periods:

In millions	Total	Less than 1 year	1-3 years	3-5 years	After 5 years
Notes payable obligations	$1.5	$1.5	$—	$—	$—
Non-cancelable capital lease obligations	0.5	0.5	—	—	—
Non-cancelable operating lease obligations	14.2	3.5	6.2	3.7	0.8
Long-term payables	9.8	—	1.8	—	8.0
Asset retirement obligations	2.7	—	2.7	—	—
Open purchase order commitments	16.6	16.6	—	—	—
Total contractual cash obligations	$45.3	$22.1	$10.7	$3.7	$8.8

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

Off-Balance Sheet Transactions

Our off-balance sheet transactions consist of certain financial guarantees, both expressed and implied, related to indemnification for product liability, patent infringement and latent product defects. Other than liabilities recorded pursuant to known product defects, at December 31, 2016, we did not record a liability associated with these guarantees, as we have little or no history of costs associated with such indemnification requirements. See Note 17 to our Consolidated Financial Statements for additional information.

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

Interest Rate Risk

Our exposure to market risk due to potential changes in interest rates, relates primarily to our investment portfolio, which consisted primarily of fixed interest rate instruments as of December 31, 2016 and 2015. We maintain an investment policy designed to ensure the safety and preservation of our invested funds by limiting market risk and the risk of default.

Certain of our cash, cash equivalents and investments serve as collateral for a line of credit we maintain with a brokerage firm. The line of credit is used for liquidity purposes, mitigating the need to liquidate investments in order to meet our current operating cash requirements.

The following table presents the hypothetical changes in fair values in the financial instruments held by us at December 31, 2016 that are sensitive to changes in interest rates. These instruments are comprised of cash equivalents and investments. These instruments are held for purposes other than trading. The modeling techniques used to measure the change in fair values arising from selected hypothetical changes in interest rates. Assumed market value changes to our portfolio reflect immediate hypothetical parallel shifts in the yield curve of plus or minus 50 basis points (“BPS”), 100 BPS, and 150 BPS:

Cash equivalents and available-for-sale investments, in thousands	Valuation of securities given an interest rate decrease of X basis points			No change in interest rate	Valuation of securities given an interest rate increase of X basis points
	(150 BPS)	(100 BPS)	(50 BPS)	0 BPS	50 BPS	100 BPS	150 BPS
Commercial paper	$23,983	$23,882	$23,782	$23,684	$23,586	$23,489	$23,394
Money market funds	2,266	2,266	2,266	2,266	2,266	2,266	2,266
U.S. treasury bills and notes	29,596	29,551	29,506	29,461	29,417	29,374	29,330
Securities and obligations of U.S. government agencies	129,622	128,975	128,336	127,704	127,079	126,461	125,850
Total investments	$185,467	$184,674	$183,890	$183,115	$182,348	$181,590	$180,840

During the year ended December 31, 2016, we did not materially alter our investment objectives or criteria and believe that, although the composition of our portfolio has changed from the preceding year, the portfolio’s sensitivity to changes in interest rates is materially the same.

Credit Risk

We mitigate credit default risk by attempting to invest in high credit quality securities and by positioning our portfolio to respond appropriately to a significant reduction in a credit rating of any investment issuer or guarantor. Our portfolio includes only marketable securities with active secondary or resale markets to ensure portfolio liquidity and is diversified in accordance with our investment policy. To date, we have not experienced significant liquidity problems with our portfolio. Our single largest holding at December 31, 2016, excluding the U.S. government and its agencies, was a $2.3 million money market fund.

As of December 31, 2016, we did not have any investments in mortgage backed or auction rate securities. However, we intend to closely monitor developments in the credit markets and make appropriate changes to our investment policy as deemed necessary or advisable. Based on our ability to liquidate our investment portfolio and our expected operating cash flows, we do not anticipate any liquidity constraints as a result of the current credit environment.

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
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Consolidated Financial Statements included in Item 8:

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Stockholders of Ultratech, Inc.
We have audited the accompanying consolidated balance sheets of Ultratech, Inc. as of December 31, 2016 and 2015, and the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2016. Our audits also included the financial statement schedule listed in the Index at Item 15(a)(2). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Ultratech, Inc. at December 31, 2016 and 2015, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2016, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects, the information set forth therein.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Ultratech, Inc.’s internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated March 1, 2017 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP
San Jose, California
March 1, 2017

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Stockholders of Ultratech, Inc.
We have audited Ultratech, Inc.’s internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). Ultratech, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.
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
In our opinion, Ultratech, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Ultratech, Inc. as of December 31, 2016 and 2015, and the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2016 of Ultratech, Inc. and our report dated March 1, 2017 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP
San Jose, California
March 1, 2017

ULTRATECH, INC.
CONSOLIDATED BALANCE SHEETS

In thousands, except share and per share amounts	December 31, 2016	December 31, 2015
Assets
Current assets:
Cash and cash equivalents	$86,744	$63,008
Short-term investments	180,849	188,893
Accounts receivable, net of allowance for doubtful accounts of $498 and $498 at December 31, 2016 and 2015, respectively	54,549	28,108
Inventories, net	50,475	65,398
Prepaid expenses and other current assets	7,658	3,862
Total current assets	380,275	349,269
Property, plant, and equipment, net	13,869	17,280
Intangible assets, net	10,630	12,288
Other assets	10,798	10,359
Total assets	$415,572	$389,196
Liabilities and Stockholders’ Equity
Current liabilities:
Notes payable	$1,500	$5,120
Accounts payable	14,038	12,080
Accrued expenses	18,028	12,146
Deferred product and services income	4,352	4,499
Total current liabilities	37,918	33,845
Other liabilities	12,456	13,474
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value: 2,000,000 shares authorized; none issued	—	—
Common stock, $0.001 par value: 80,000,000 shares authorized; 31,033,139 and 30,606,577 shares issued at December 31, 2016 and 2015, respectively; and 26,950,338 and 26,522,276 outstanding at December 31, 2016 and 2015, respectively	31	30
Additional paid-in capital	378,110	366,629
Treasury stock: 4,082,801and 4,084,301 shares at December 31, 2016 and 2015, respectively	(67,163)	(67,185)
Accumulated other comprehensive loss, net	(619)	(1,199)
Retained earnings	54,839	43,602
Total stockholders’ equity	365,198	341,877
Total liabilities and stockholders’ equity	$415,572	$389,196
See accompanying notes to consolidated financial statements.

ULTRATECH, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
In thousands, except per share amounts	2016	2015	2014
Net sales
Products	$181,433	$135,628	$136,169
Services	11,891	13,148	13,973
Licenses	727	400	398
Total net sales	194,051	149,176	150,540
Cost of sales
Cost of products sold	93,122	71,159	74,872
Cost of services	12,194	12,585	12,395
Gross profit	88,735	65,432	63,273
Research, development and engineering	35,201	32,886	33,590
General and administrative	45,412	46,835	48,746
Restructuring	—	751	—
Operating income (loss)	8,122	(15,040)	(19,063)
Interest expense	(43)	(80)	(35)
Interest and other income, net	613	442	231
Income (loss) before income taxes	8,692	(14,678)	(18,867)
Provision (benefit) for income taxes	(2,545)	450	244
Net income (loss)	$11,237	$(15,128)	$(19,111)
Net income (loss) per share—basic
Net income (loss) per share	$0.42	$(0.55)	$(0.67)
Number of shares used in per share computations—basic	27,012	27,429	28,437
Net income (loss) per share—diluted
Net income (loss) per share	$0.41	$(0.55)	$(0.67)
Number of shares used in per share computations—diluted	27,333	27,429	28,437
See accompanying notes to consolidated financial statements.

ULTRATECH, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Years Ended December 31,
(In thousands)	2016	2015	2014
Net income (loss)	$11,237	$(15,128)	$(19,111)
Other comprehensive income (loss), net of tax:
Change in unrealized loss on investments	53	(258)	(86)
Change in minimum postretirement medical obligation	527	318	(1,066)
Change in unrealized loss on hedge contracts	—	—	(40)
Other comprehensive income (loss)	580	60	(1,192)
Total comprehensive income (loss)	$11,817	$(15,068)	$(20,303)
See accompanying notes to consolidated financial statements.

ULTRATECH, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
In thousands	2016	2015	2014
Cash flows from operating activities:
Net income (loss)	$11,237	$(15,128)	$(19,111)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	5,350	6,461	6,353
Amortization of securities discount	(82)	(23)	(200)
Amortization of intangible assets	1,658	1,707	1,740
Amortization of other	1,088	885	827
Accretion of asset retirement obligations	158	147	136
Loss on disposal of equipment	133	—	9
Provision for inventory reserves and purchase order commitments	—	—	306
Stock-based compensation	12,220	15,262	16,827
Changes in operating assets and liabilities:
Accounts receivable	(26,441)	16,109	(9,776)
Inventories	14,922	(13,061)	(4,830)
Prepaid expenses and other current assets	(3,796)	1,913	(316)
Other assets	(921)	(616)	(638)
Accounts payable	1,959	(6)	3,172
Accrued expenses	5,882	620	(3,462)
Deferred product and services income	(147)	(4,139)	2,064
Other liabilities	(1,176)	(1,701)	245
Net cash provided by (used in) operating activities	22,044	8,430	(6,654)
Cash flows from investing activities:
Capital expenditures	(2,153)	(2,587)	(2,823)
Purchase of investments in securities	(174,115)	(233,636)	(230,033)
Proceeds from maturities of investments	182,294	246,252	231,889
Net cash provided by (used in) investing activities	6,026	10,029	(967)
Cash flows from financing activities:
Proceeds from notes payable	8,820	20,480	20,480
Repayment of notes payable	(12,440)	(20,480)	(20,480)
Proceeds from issuance of common stock for stock option exercises	1,857	332	4,279
Tax payments for restricted stock unit releases	(2,571)	(2,333)	(2,950)
Repurchase of common stock	—	(21,438)	(19,270)
Net cash used in financing activities	(4,334)	(23,439)	(17,941)
Net increase (decrease) in cash and cash equivalents	23,736	(4,980)	(25,562)
Cash and cash equivalents at beginning of period	63,008	67,988	93,550
Cash and cash equivalents at end of period	$86,744	$63,008	$67,988
Supplemental disclosures of cash flow information:
Cash paid during the period for income taxes	$416	$325	$396
Other non-cash changes:
Systems transferred from inventory and other assets to equipment, net	$—	$338	$302
Capital lease of equipment	$—	$—	$2,460
See accompanying notes to consolidated financial statements.

ULTRATECH, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Stockholders’ Equity
	Common Stock		Additional Paid-in Capital	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Stockholders’ Equity
In thousands, except share data	Shares	Amount
Balance at December 31, 2013	27,854,553	29	335,232	(26,497)	(67)	77,841	386,538
Net issuance of common stock under stock option plans	541,221	1	1,307	20			1,328
Stock-based compensation	—	—	16,827	—	—	—	16,827
Repurchase of common stock	(1,000,000)			(19,270)			(19,270)
Other comprehensive loss	—	—	—	—	(1,192)	—	(1,192)
Net loss	—	—	—	—	—	(19,111)	(19,111)
Total comprehensive loss							(20,303)
Balance at December 31, 2014	27,395,774	30	353,366	(45,747)	(1,259)	58,730	365,120
Net issuance of common stock under stock option plans	376,502	—	(1,999)	—	—	—	(1,999)
Stock-based compensation	—	—	15,262	—	—	—	15,262
Repurchase of common stock	(1,250,000)	—	—	(21,438)	—	—	(21,438)
Other comprehensive income	—	—	—	—	60	—	60
Net loss	—	—	—	—	—	(15,128)	(15,128)
Total comprehensive loss							(15,068)
Balance at December 31, 2015	26,522,276	$30	$366,629	$(67,185)	$(1,199)	$43,602	$341,877
Net issuance of common stock under stock option plans	428,062	1	(739)	22	—	—	(716)
Stock-based compensation	—	—	12,220	—	—	—	12,220
Other comprehensive income	—	—	—	—	580	—	580
Net income	—	—	—	—	—	11,237	11,237
Total comprehensive income							11,817
Balance at December 31, 2016	26,950,338	$31	$378,110	$(67,163)	$(619)	$54,839	$365,198

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
We supply step-and-repeat photolithography systems based on one-to-one imaging technology. Within the integrated circuit industry, we target the market for advanced packaging applications. Within the nanotechnology industry, our target markets include laser diodes, high-brightness light emitting diodes (“HBLEDs”), Micro-Electro-Mechanical Systems (“MEMS”) and atomic layer deposition (“ALD”). Our laser thermal processing equipment is targeted at advanced annealing applications within the semiconductor industry.

Major Customers

In 2016, Taiwan Semiconductor Manufacturing Co. Ltd. (“TSMC”), United Microelectronics Corporation, Powertech Technology, Inc. and Semiconductor Manufacturing North China (Beijing) Corporation (“SMNC”) accounted for 30%, 13%, 13% and 11% of our total systems sales, respectively. In 2015, Siliconware Precision Industries Co. Ltd. (“SPIL”), TSMC and Intel Corporation (“Intel”) accounted for 21%, 13% and 10% of our total system sales, respectively. In 2014, Intel, Samsung and Global Foundries Incorporated (“GFI”) accounted for 18%, 14% and 13% of our total system sales, respectively.

At December 31, 2016, TSMC, Powertech Technology, Inc., Flash Forward, Ltd., SMNC and United Microelectronics Corporation accounted for 22%, 19%, 12%, 11% and 11% of our accounts receivable, respectively. At December 31, 2015, TSMC and Flash Forward, Ltd. accounted for 36% and 19% of our accounts receivable, respectively.

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

Enterprise-Wide Disclosures

Our products are manufactured in the United States and Singapore, and are sold worldwide. We market our products internationally through domestic and foreign-based sales and service offices. The following table presents enterprise-wide sales to external customers and long-lived assets by geographic region:

In thousands	2016	2015	2014
Net sales:
United States	$24,871	$28,297	$47,629
International:
Greater China	120,690	67,927	45,227
Rest of the world	17,730	19,365	9,208
Europe	14,578	15,639	17,688
Japan	9,577	13,528	5,036
Korea	6,605	4,420	25,752
Subtotal	169,180	120,879	102,911
Total	$194,051	$149,176	$150,540
Long-lived assets:
United States	$30,760	$34,124	$39,577
Singapore	3,836	5,049	5,367
Rest of the world	702	756	994
Total	$35,298	$39,929	$45,938

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

A majority of our trade receivables are derived from sales in various geographic areas, principally the United States, Europe, Korea, Japan, Taiwan and the rest of Asia, to large companies within the integrated circuit and nanotechnology industries. We perform ongoing credit evaluations of our customers’ financial condition and require collateral, whenever deemed necessary. As of December 31, 2016 and 2015, the recorded value of our accounts receivable approximated fair value due to the short-term nature of our accounts receivable.

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

The U.S. dollar is the functional currency for all foreign operations. Foreign exchange gains and losses which result from the process of remeasuring foreign currency financial statements into U.S. dollars or from foreign currency exchange transactions during the period, are included in interest and other income, net. Net foreign exchange losses during the years ended December 31, 2016, 2015 and 2014 were $0.5 million, $0.2 million, and $0.4 million, respectively.

Our fiscal quarters in 2016 ended on April 2, 2016, July 2, 2016, October 1, 2016 and December 31, 2016. Our fiscal quarters in 2015 ended on April 4, 2015, July 4, 2015, October 3, 2015 and December 31, 2015.

We have evaluated subsequent events, as defined by Accounting Standard Codification (“ASC”) Topic 855, through March 1, 2017, which is the issuance date of our financial statements.

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

Investments

Management determines the appropriate classification of its investments at the time of purchase and re-evaluates the classification at each balance sheet date. At December 31, 2016 and 2015, all investments and cash equivalents in our portfolio were classified as “available-for-sale” and are stated at fair value, with the unrealized gains and losses, net of tax, reported in accumulated other comprehensive income (loss), as a separate component of stockholders’ equity. The fair value of short-term investments are estimated based on quoted prices in active markets or significant other observable inputs as of December 31, 2016 and 2015.

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

Inventories

Inventories are stated at the lower of cost or market using standard costs that generally approximate actual costs on a first-in, first-out basis. We maintain a perpetual inventory system and continuously record the quantity on-hand and standard cost for each product, including purchased components, subassemblies, and finished goods. We maintain the integrity of perpetual inventory records through periodic physical counts of quantities on hand. The semiconductor industry is characterized by rapid technological change, changes in customer requirements and evolving industry standards. We perform a detailed assessment of inventory at each balance sheet date, which includes a review of, among other factors, demand requirements and market conditions. Based on this analysis, we may record adjustments to the value of our inventory. During the years ended December 31, 2016 and 2015 we have recorded zero in reserves and recorded no charges for excess and obsolete inventories and open purchase order commitments.

Long-lived Assets

Equipment and leasehold improvements are stated at cost, less accumulated depreciation and amortization. Equipment is depreciated on a straight-line basis over the estimated useful lives (i.e. three to nine years). Leasehold improvements are amortized on a straight-line basis over the life of the related assets or the lease term, whichever is shorter. Depreciation and amortization expense for the years ended December 31, 2016, 2015 and 2014 was $5.4 million, $6.5 million and $6.4 million, respectively.

We review long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of these assets may not be recoverable. We assess these assets for impairment based on estimated future cash flows from these assets. No asset impairment charges have been recorded during the years ended December 31, 2016, 2015 and 2014.

Intangible Assets

Purchased technology, patents and other intangible assets are presented at cost, net of accumulated amortization, and are amortized over their estimated useful lives using the straight-line method. Amortization expense for each of the years ended December 31, 2016, 2015 and 2014 was $1.7 million.

We review for impairment whenever events or changes in circumstances indicate that the carrying amount of the intangible asset may not be recoverable and the carrying amount exceeds its fair value. No intangible assets impairment charges have been recorded during the years ended December 31, 2016, 2015 and 2014.

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

The fair value of derivative instruments recorded in our Consolidated Balance Sheets is as follows:

		Fair Value as of
(In thousands)	Balance Sheets Location	December 31, 2016	December 31, 2015
Foreign exchange contracts	Other current assets	$5	$43
	Other current liabilities	$(5)	$(4)
Total derivatives		$—	$39

Our derivative financial instruments are subject to both credit and market risk. Credit risk is the risk of loss due to failure of a counter-party to perform its obligations in accordance with contractual terms. Market risk is the potential change in an investment’s value caused by fluctuations in interest and currency exchange rates, credit spreads or other variables. We monitor the credit-worthiness of the financial institutions that are counter-parties to our derivative financial instruments and do not consider the risks of counter-party nonperformance to be material. Credit and market risks, as a result of an offset by the underlying cash flow being hedged, related to derivative instruments were not considered material at December 31, 2016 and 2015.

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

At December 31, 2016, we had two currency forward contracts for the sale of Japanese yen of 697 million. At December 31, 2015, we had one currency forward contract for the sale of Japanese yen of 661 million. During the year ended December 31, 2016, and 2015, we reclassified into earnings an accumulated loss of $0.1 million and $0.1 million, respectively, that was recorded as a component of other comprehensive income (loss).

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

At December 31, 2016 and 2015, we had currency sell-forward contracts classified as fair value hedges for the sale of Japanese yen of $0.4 million and $3.2 million, respectively. At December 31, 2016 and 2015, we had buy-forward contracts for the purchase of Japanese yen of $0.4 million and $0.3 million, respectively. The fair value of derivatives at December 31, 2016 and 2015 was insignificant.

The following sets forth the effect of the derivative instruments on our Consolidated Statements of Operations for the years ended:

Location of Gain/(Loss) Recognized in Statement of Operations on Derivatives (In thousands)	December 31, 2016	December 31, 2015
Interest and other income (expense), net	($220)	$110

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

Costs related to deferred product revenues are capitalized (deferred) and recognized at the time of revenue recognition. Deferred product revenue and costs are netted on our balance sheet, under the caption “deferred product and services income.” The gross amount of deferred revenues and deferred costs at December 31, 2016 was $4.6 million and $0.2 million, respectively. The gross amount of deferred revenues and deferred costs at December 31, 2015 was $5.3 million and $0.8 million, respectively.

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

Impact of Recently Issued Accounting Standards

In May 2014, the Financial Accounting Standards Board (“FASB”) issued a new standard to achieve a consistent application of revenue recognition within the U.S., resulting in a single revenue model to be applied by reporting companies under U.S. GAAP. Under the new model, recognition of revenue occurs when a customer obtains control of promised goods or services in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In addition, the new standard requires that reporting companies disclose the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. On July 9, 2015, the FASB agreed to delay the effective date by one year. As currently issued and amended and in accordance with the agreed upon delay, the new standard is effective for us beginning in the first quarter of 2018. Early adoption is permitted, but not before the original effective date of the standard. The new standard is required to be applied retrospectively to each prior reporting period presented or retrospectively with the cumulative effect of initially applying it recognized at the date of initial application. While we continue to assess all potential impacts of the standard, we currently believe the most significant impact will likely relate to systems revenue. Under the new standard we are evaluating whether our systems revenue would be recognized on shipment. We are planning to adopt the standard on January 1, 2018. We plan to adopt the standard retrospectively with the cumulative effect of initially applying it recognized at the date of initial application ("modified retrospective" approach).

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

In March 2016, the FASB issued ASU 2016-09, “Compensation - Stock Compensation” (Topic 718): Improvements to Employee Share-Based Payment Accounting. The update involves several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. It is effective for annual periods beginning after December 15, 2016. While we are continuing to assess all potential impacts of the standard, we currently believe it will not have a significant impact on our income tax provision, classification of awards and statement of cash flows.

5. STOCK-BASED COMPENSATION

The following table shows total stock-based compensation expense recognized under ASC Topic 718, Compensation—Stock Compensation (“ASC 718”), for employees and directors and the effect on the accompanying Consolidated Statement of Operations for the years ended December 31:

In thousands	2016	2015	2014
Cost of sales	$750	$833	$800
Research, development, and engineering	3,016	3,230	2,875
Selling, general and administrative expenses	8,454	11,199	13,152
Total stock-based compensation expense	$12,220	$15,262	$16,827

Compensation cost capitalized as part of inventory was $0.5 million, $0.8 million and $0.5 million during the years ended December 31, 2016, 2015 and 2014, respectively.

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

We used the following weighted-average assumptions to estimate the fair value of stock options at the date of grant using the Black-Scholes option-pricing model for the years ended December 31:

	2016	2015	2014
Expected life (in years)	N/A	5.9	5.9
Risk-free interest rate	N/A	1.7%	1.7%
Volatility factor	N/A	43%	47%
Dividend yield	N/A	—	—

During the year ended December 31, 2016, we did not grant any stock options. The weighted- average fair value of stock options granted during the years ended December 31, 2015 and 2014 was $7.19, and $10.40 respectively.

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

Under our 1993 Stock Option Plan/Stock Issuance Plan, as amended and restated as of May 31, 2011, officers and other key employees, non-employee Board members and consultants may receive equity incentive awards in the form of stock options to purchase shares of common stock at no less than 100% of fair value at the grant date or restricted stock or restricted stock units. Options historically have vested in equal monthly installments over a fifty-month period or one hundred-month period, with a minimum vesting period of twelve months from the grant date, and generally expire ten years from the date of grant or upon the expiration of a limited period following any earlier termination of employment. The plan was amended in January 2006 to allow the issuance of shares pursuant to restricted stock unit awards. These awards when granted generally vest in equal monthly installments over the vesting period but which defer the issuance of the vested shares until the end of the issuance period measured from the award date, subject to earlier issuance upon termination of employment under certain circumstances or a change in control. Awards under the plan may be subject to accelerated vesting under certain circumstances should a change in control occur. The plan terminates on the earlier of June 6, 2020 or the date on which all shares available for issuance under the plan have been issued. Under the plan, approximately 0.4 million, 0.4 million and 0.2 million shares were available for issuance at December 31, 2016, 2015 and 2014, respectively.

1998 Supplemental Stock Option/Stock Issuance Plan

Under our 1998 Supplemental Stock Option/Stock Issuance Plan, as amended, eligible employees (i.e. other than executive officers and employees holding the title of Vice President or General Manager) were able to receive options to purchase shares of common stock at not less than 100% of fair value on the grant date. These options generally vest in equal monthly installments over a fifty-month period, with a minimum vesting period of twelve months from grant date, and generally expire ten years from date of grant, subject to earlier termination following the optionee’s cessation of employee status. Direct stock issuances may also be made under the plan, subject to similar vesting provisions. The plan was amended in January 2008 to allow the issuance of shares pursuant to restricted stock unit awards. Since the plan terminated on October 19, 2008, there were no options available for issuance under the plan at December 31, 2016, 2015 and 2014.

Stock Option Activity

The following table is a summary of our stock option activity and related information for the year ended December 31, 2016:

	Options	Weighted- Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value as of December 31, 2016 (in thousands)
Outstanding at January 1, 2016	2,395,107	$24.13
Granted	—	$—
Exercised	(109,045)	$16.65
Forfeited and expired	(46,620)	$24.51
Outstanding at December 31, 2016	2,239,442	$24.48	5.08	$5,327
Exercisable at December 31, 2016	1,585,813	$24.20	4.95	$4,096
Vested and expected to vest as of December 31, 2016, net of anticipated forfeitures	2,174,579	$24.43	5.08	$5,237

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between our closing stock price on the last trading day of the year ended December 31, 2016 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on December 31, 2016. Total intrinsic value of options exercised (selling price of the exercised stock less the option strike price multiplied by the share amount) in the year ended December 31, 2016 was $0.7 million as compared to $0.1 million and $1.8 million in 2015 and 2014, respectively. Cash received from option exercises in the years ended December 31, 2016 and 2015 was $1.9 million and $0.3 million, respectively.

The following table is a summary of our option activity for the years ended December 31:

	2015		2014
	Options	Weighted- Average Exercise Price	Options	Weighted- Average Exercise Price
Outstanding at January 1	2,695,276	$24.09	2,659,884	$23.51
Granted	31,500	$16.71	462,250	$22.99
Exercised	(21,730)	$15.29	(274,551)	$15.46
Forfeited and expired	(309,939)	$23.63	(152,307)	$26.23
Outstanding at December 31	2,395,107	$24.13	2,695,276	$24.09

The following table shows the related information for options outstanding and options exercisable as of December 31, 2016:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Options	Weighted- Average Remaining Contractual Life (Years)	Weighted- Average Exercise Price	Options	Weighted- Average Exercise Price
$9.66 - $15.65	248,914	2.44	$12.60	207,434	$12.31
$15.68 - $18.65	233,231	6.27	$17.71	151,036	$17.86
$18.80 - $22.00	247,124	4.31	$20.74	178,284	$20.64
$22.53 - $24.10	263,740	5.47	$23.16	181,485	$23.17
$24.57 - $27.75	391,028	5.95	$26.74	286,208	$26.75
$28.92 - $29.54	275,626	5.57	$29.10	199,898	$29.17
$30.12 - $30.12	194,860	5.56	$30.12	119,128	$30.12
$30.91-$30.91	158,751	4.32	$30.91	111,900	$30.91
$31.24 - $31.24	211,168	5.19	$31.24	135,440	$31.24
$31.91 - $31.91	15,000	5.46	$31.91	15,000	$31.91
Outstanding at December 31	2,239,442	5.08	$24.48	1,585,813	$24.20

As of December 31, 2016, $9.1 million of total unrecognized compensation cost related to stock options is expected to be recognized over a weighted-average period of 2.17 years.

Restricted Stock Unit Activity

The following table is a summary of our restricted stock unit activity and related information as of December 31:

	2016		2015		2014
	Shares	Weighted- Average Grant Date Fair Value	Shares	Weighted-Average Grant Date Fair Value	Shares	Weighted-Average Grant Date Fair Value
Nonvested stock at January 1	884,160	$22.54	1,328,357	$23.43	1,089,354	$27.75
Granted	47,500	$24.41	56,000	$16.54	694,250	$19.26
Vested	(346,651)	$22.86	(421,375)	$24.27	(403,116)	$27.55
Forfeited	(34,485)	$20.45	(78,822)	$24.00	(52,131)	$26.40
Nonvested stock at December 31	550,524	$22.63	884,160	$22.54	1,328,357	$23.43

A total of 235,208 shares of our common stock subject to restricted stock units was vested but not yet distributed as of December 31, 2016. Stock-based compensation expense related to our restricted stock units for the year ended December 31, 2016 was $7.8 million. As of December 31, 2016, $12.3 million of total unrecognized compensation cost related to unvested restricted stock units is expected to be recognized over a weighted-average period of 2.61 years. Total fair value of vested shares in the year ended December 31, 2016 was $7.9 million compared to $10.2 million and $11.1 million in 2015 and 2014, respectively.

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
During the year ended December 31, 2016, we did not repurchase any common stock under the stock repurchase plan.

7. BASIC AND DILUTED NET INCOME (LOSS) PER SHARE

The following sets forth the computation of basic and diluted net income (loss) per share:

	Years Ended December 31,
In thousands, except per share amounts	2016	2015	2014
Numerator:
Net income (loss)	$11,237	$(15,128)	$(19,111)
Denominator:
Basic weighted-average shares outstanding	27,012	27,429	28,437
Effect of dilutive employee stock options and restricted stock units	321	—	—
Diluted weighted-average shares outstanding	27,333	27,429	28,437
Net income (loss) per share—basic	$0.42	$(0.55)	$(0.67)
Net Income (loss) per share—diluted	$0.41	$(0.55)	$(0.67)

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

For the year ended December 31, 2016, a total of 2.0 million shares of common stock subject to options and restricted stock units was excluded from the computation of diluted net income per share as the resulting effect would have been anti-dilutive, compared to 3.0 million shares and 2.7 million shares for the years ended December 31, 2015 and 2014, respectively. Options and restricted stock units are anti-dilutive when we have a net loss or when the exercise price of the stock option and the average unrecognized compensation cost of the stock option or restricted stock unit are greater than the average market price of our common stock.

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

The fair value of these certain financial assets and liabilities was determined at December 31, 2016 and 2015:

		Fair Value Measurements at December 31, 2016 Using
In thousands	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available-for-sale securities(1)
Commercial paper	$23,684	$—	$23,684	$—
Money market funds	2,266	2,266	—	—
U.S. treasury bills and notes	29,461	29,461	—	—
Securities and obligations of U.S. government agencies	127,704	—	127,704	—
	183,115	31,727	151,388	—
Foreign currency derivatives(2)	4	—	4	—
Foreign currency derivatives(3)	(4)	—	(4)	—
	$183,115	$31,727	$151,388	$—

		Fair Value Measurements at December 31, 2015 Using
In thousands	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available-for-sale securities(1)
Commercial paper	$9,996	$—	$9,996	$—
Money market funds	9,074	9,074	—	—
U.S. treasury bills and notes	56,872	56,872	—	—
Securities and obligations of U.S. government agencies	128,023	—	128,023	—
	203,965	65,946	138,019	—
Foreign currency derivatives(2)	43	—	43	—
Foreign currency derivatives(3)	(4)	—	(4)	—
	$204,004	$65,946	$138,058	$—
___________________

(1)	Included in cash and cash equivalents and short-term investments on our consolidated balance sheet. Cash equivalents at December 31, 2016 and 2015 were $2.3 million and $15.1 million, respectively.

(2)	Included in current assets on our consolidated balance sheet. Consisted of forward foreign exchange contracts for the Japanese yen. See Note 4 - Derivative Instruments and Hedging.

(3)	Included in current liabilities on our consolidated balance sheet. Consisted of forward foreign exchange contracts for the Japanese yen. See Note 4 - Derivative Instruments and Hedging.

9. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

Accumulated other comprehensive income (loss) is comprised of the following items, net of tax:

In thousands	December 31, 2016	December 31, 2015
Unrealized gain (loss) on:
Available-for-sale investments	$53	$(377)
Postretirement benefit obligation	527	317
Accumulated other comprehensive income (loss) at end of period	$580	$(60)

The amount of gain on foreign exchange contracts reclassified to earnings was $0.1 million for the years ended December 31, 2016, and 2015. Unrealized gains and losses on investments affect the short-term investment line on our consolidated balance sheet. Amounts in other comprehensive income for changes in the minimum post-retirement obligation are recorded on our consolidated balance sheets in other liabilities or expensed to our consolidated statement of operations in selling, general, and administrative expenses.

10. INVESTMENTS

We classified all of our investments as “available-for-sale” as of December 31, 2016 and 2015. Accordingly, we state our investments at estimated fair value. Fair values are determined based on quoted market prices or pricing models using current market rates. We deem all investments to be available to meet current working capital requirements.

The following is a summary of our investments:

	December 31, 2016				December 31, 2015
Cash equivalents and available- for-sale investments, In thousands	Amortized Cost	Accumulated Other Comprehensive Income		Estimated Fair Value	Amortized Cost	Accumulated Other Comprehensive Income		Estimated Fair Value
		Gains	Losses			Gains	Losses
Commercial paper	$23,744	$—	$60	$23,684	$9,996	$—	$—	$9,996
Money market funds	2,266	—	—	2,266	9,074	—	—	9,074
U.S. treasury bills and notes	29,467	1	7	29,461	56,929	1	58	56,872
Securities and obligations of U.S. government agencies	127,961	8	265	127,704	128,343	3	323	128,023
Total	$183,438	$9	$332	$183,115	$204,342	$4	$381	$203,965

The following is a reconciliation of our investments to the balance sheet classifications at December 31, 2016 and 2015:

In thousands	2016	2015
Cash equivalents	$2,266	$15,072
Short-term investments	180,849	188,893
Investments, at estimated fair value	$183,115	$203,965

Gross realized gains and losses on sales of investments were insignificant in each of the years ended December 31, 2016, 2015 and 2014.

The gross amortized cost and estimated fair value of our investments at December 31, 2016, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because the issuers of the securities may have the right to prepay obligations without prepayment penalties.

In thousands	Gross Amortized Cost	Fair Value
Due in one year or less	$112,164	$112,058
Due after one year through five years	71,274	71,057
Total	$183,438	$183,115

The following table provides the breakdown of the cash equivalents and investments with unrealized losses at December 31, 2016:

	In Loss Position for Less Than 12 Months		In Loss Position for More Than 12 Months		Total
Investments, In thousands	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Commercial paper	17,693	60			17,693	60
U.S. treasury bills and notes	$18,463	$7	$—	$—	$18,463	$7
Securities and obligations of U.S. government agencies	103,426	265	—	—	103,426	265
Total	$139,582	$332	$—	$—	$139,582	$332

The following table provides the breakdown of the cash equivalents and investments with unrealized losses at December 31, 2015:

	In Loss Position for Less Than 12 Months		In Loss Position for More Than 12 Months		Total
Investments, In thousands	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
U.S. corporate debt securities	$51,872	$58	$—	$—	$51,872	$58
Securities and obligations of U.S. government agencies	$110,345	$323	$—	$—	$110,345	$323
Total	$162,217	$381	$—	$—	$162,217	$381

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

We have not recorded any OTTI on our investments for the years ended December 31, 2016, 2015 and 2014.

11. BALANCE SHEET DETAIL

In thousands	December 31, 2016	December 31, 2015
Inventories, net:
Raw materials	$17,273	$24,898
Work-in-process	15,510	18,284
Finished products	17,692	22,216
Total (net of reserves)	$50,475	$65,398
Property, plant, and equipment, net
Machinery and equipment	$46,581	$46,369
Leasehold improvements	15,695	15,603
Office equipment and furniture	14,755	14,619
	77,031	76,591
Accumulated depreciation and amortization	(63,162)	(59,311)
Total	$13,869	$17,280
Other assets:
Deferred compensation plan assets	5,062	4,341
Demonstration and laboratory equipment	4,540	5,022
Other	1,196	996
Total	$10,798	$10,359
Accrued expenses:
Accrued payroll-related liabilities	$11,494	$6,417
Warranty accrual	1,884	1,586
Capital lease, current portion	504	831
Advanced billings	583	543
Other	3,563	2,769
Total	$18,028	$12,146
Other Liabilities:
Deferred compensation plan liabilities	$6,100	$5,247
Income tax payable - long term	26	2,523
Asset retirement obligations	2,706	2,540
Postretirement benefits obligation	1,869	2,231
Capital lease - long term	—	575
Deferred service income - long term	1,145	49
Other	610	309
Total	$12,456	$13,474

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

Changes in our product liability are as follows:

In thousands	December 31, 2016	December 31, 2015
Balance, beginning of year	$1,586	$1,501
Liabilities accrued for warranties issued	2,529	1,896
Warranty claims paid and utilized	(2,137)	(2,155)
Changes in accrued warranty liabilities	(94)	344
Balance, end of year	$1,884	$1,586

Deferred Service Income

We sell service contracts for which revenue is deferred and recognized ratably over the contract period (for time based service contracts) or as service hours are delivered (for contracts based on a purchased quantity of hours). Changes in our deferred service revenue are as follows:

In thousands	December 31, 2016	December 31, 2015
Balance, beginning of year	$4,011	$5,233
Service contracts billed during year	3,891	3,244
Service contract revenue recognized during year	(4,060)	(4,466)
Balance, end of year	$3,842	$4,011

Balance sheet classification
Service contracts classified as short-term	$2,697	$3,962
Service contracts classified as long-term	1,145	49
Balance, end of year	$3,842	$4,011

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

The following table sets forth an analysis of the ARO activity for the years ended December 31, 2016 and 2015:

In thousands	2016	2015
Balance as of January 1	$2,540	$2,397
Accretion expense	166	143
Liabilities incurred	—	—
Balance as of December 31	$2,706	$2,540

Advanced Billings

On occasion, we require, or our customers pay, a deposit in advance of order shipment. These amounts are classified as advanced billings until the related order ships. At December 31, 2016, we have received $0.6 million in advanced billings from our customers and $0.5 million at December 31, 2015.

12. NOTES PAYABLE

In December 2004, we entered into a line of credit agreement with a brokerage firm. Under the terms of this agreement, we may borrow funds at a cost equal to the current federal funds rate plus 125 basis points (1.91% as of December 31, 2016). Certain of our cash, cash equivalents and short-term investments secure borrowings outstanding under this facility, but we are not restricted in the use of those assets. Funds are advanced to us under this facility based on pre-determined advance rates on the cash and securities held by us in this brokerage account. This agreement has no set expiration date and there are no loan covenants, other than the aforementioned collateral requirement which does not legally restrict the cash and securities. At each of the years ended December 31, 2016 and 2015, $1.5 million and $5.1 million was outstanding under this facility, with a related collateral requirement of approximately of $2.0 million and $6.8 million of our cash, cash equivalents and short-term investments.

13. EMPLOYEE BENEFIT PLANS

Employee bonus plans

We currently sponsor an executive incentive bonus plan that distributes employee awards based on the achievement of predetermined targets. We recorded charges of $6.3 million, $2.1 million, and $1.5 million under this bonus plan for the years ended December 31, 2016, 2015, and 2014, respectively.

Employee Savings and Retirement Plans

We sponsor a 401(k) employee salary deferral plan that allows voluntary contributions by all full-time employees up to the Internal Revenue Service limits of their pretax earnings. We may also make matching contributions to this plan at our discretion. Employees are eligible for the matching plan if they contribute at least 2% of their compensation. Our contributions, when made, are limited to a maximum of 3% of the employee’s compensation if the company exceeds certain income levels. During the year ended December 31, 2016, 2015 and 2014, we made zero contributions to the plan.

We also sponsor an executive non-qualified deferred compensation plan (the “Plan”) that allows qualifying executives to defer current cash compensation. At December 31, 2016 Plan assets of $5.1 million, representing the cash surrender value of life insurance policies held by us, and liabilities of $6.1 million are included in our consolidated balance sheets under the captions “other assets” and “other liabilities,” respectively.

Postretirement Benefits

We have committed to providing lifetime postretirement medical and dental benefits to our Chief Executive Officer and Chief Financial Officer and their spouses, commencing after retirement. These medical and dental benefits are similar to the benefits provided to all full-time employees while employed by us, except that we are paying the entire cost of these benefits.

The following table sets forth the amounts of unrecognized prior service cost and unrecognized actuarial (gain) loss included in accumulated other comprehensive loss:

In thousands	December 31, 2016	December 31, 2015
Prior service cost	$381	$767
Net actuarial (gain) loss	(88)	53
Amount included in accumulated other comprehensive income	$293	$820

The reconciliation of the beginning and ending balance of the accumulated postretirement benefit obligation and the fair value of plan assets is as follows:

In thousands	December 31, 2016	December 31, 2015
Benefit obligation at beginning of year	$2,231	$2,255
Interest cost	87	86
Actuarial gain	(448)	(110)
Benefit obligation at end of year	1,870	2,231
Funded status at end of year	$(1,870)	$(2,231)

Amounts recognized in the statement of financial position are included in noncurrent liabilities.

Weighted-average discount rates as of December 31, 2016 were 3.8% and 4.0% for each of the Chief Executive Officer’s plan and the Chief Financial Officer’s plan, respectively, as compared to 4.0% and 4.2%, as of December 31, 2015.

For measurement purposes, a 5% annual rate of increase in the per capita cost of covered health care benefits was assumed for the year ended December 31, 2016 and the rate was assumed to remain at 5% thereafter.

Components of net periodic benefit cost and other amounts are recognized in selling, general, and administrative expense on our Consolidated Statements of Operations are as follows:

In thousands	December 31, 2016	December 31, 2015
Interest cost	$87	$86
Actuarial gain	$(194)	$—
Net periodic benefit (gain) loss	$(107)	$86

Other changes in plan benefit obligations from other comprehensive loss recognized in selling, general, and administrative expense on our Consolidated Statements of Operations are as follows:

In thousands	December 31, 2016	December 31, 2015
Amortization of net loss	—	15
Total recognized from other comprehensive loss	$—	$15
Total recognized net periodic benefit (gain) loss and changes in plan benefit obligations	$(107)	$101

The expected benefit payments are as follows:

In thousands
2020 and thereafter	$1,870
Total expected benefit payments	$1,870

Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plan. A one-percentage-point change in assumed health care cost trend rates would have the following effects:

	December 31, 2016
In thousands	1-Percentage- Point Increase	1-Percentage- Point Decrease
Effect on total of service and interest cost components	$21.3	$(21.3)
Effect on postretirement benefit obligation	$297	$(245)

14. INCOME TAXES

The domestic and foreign components of income (loss) before income taxes is as follows:

	Years Ended December 31,
In thousands	2016	2015	2014
Domestic	$(31,061)	$(37,696)	$(16,027)
Foreign	39,753	23,018	(2,840)
Income (loss) before income taxes	$8,692	$(14,678)	$(18,867)

The components of the provision (benefit) for income taxes were as follows:

	Years Ended December 31,
In thousands	2016	2015	2014
Federal:
Current	$(2,405)	$—	$—
Deferred	(212)	—	—
	(2,617)	—	—
State:
Current	(131)	(23)	(18)
Deferred	—	—	—
	(131)	(23)	(18)
Foreign:
Current	250	289	390
Deferred	(47)	184	(128)
	203	473	262
Total income tax provision (benefit)	$(2,545)	$450	$244

The difference between the provision (benefit) for income taxes and the amount computed by applying the U.S. federal statutory rate of 35 percent to income (loss) before income taxes is explained below:

	Years Ended December 31,
In thousands	2016	2015	2014
Tax computed at statutory rate	$3,042	$(5,136)	$(6,602)
Foreign taxes	(13,710)	(7,583)	1,256
Credits	(625)	(169)	(282)
ASU 740-10 Release	(2,502)	—	—
Change in valuation allowance	11,250	13,338	5,872
Income tax provision (benefit)	$(2,545)	$450	$244

To better align with the international nature of our business, we transitioned certain manufacturing processes to Singapore, thereby bringing these activities closer to our Asia-based customers. We have qualified for tax incentives that provide that certain income earned in Singapore is subject to a tax holiday and/or reduced tax rates for a limited period of time under the laws of Singapore. To realize these benefits, we must meet certain requirements relating to employment and investment activities. This exemption is expected to expire within four years. In 2016, the tax benefit attributable to tax holidays was approximately $6.0 million with a $0.22 impact on diluted earnings per share. In 2015, the tax benefit attributable to tax holidays was approximately $3.0 million with a $0.11 impact on diluted earnings per share. In 2014, the tax benefit attributable to tax holidays was approximately $1 million with a $0.04 impact on diluted earnings per share. Our ability to realize benefits from these initiatives could be materially adversely affected if, among other things, applicable requirements are not met, the incentives are substantially modified, or if we incur losses for which we cannot take a deduction.

Significant components of deferred income tax assets and liabilities are as follows:

In thousands	2016	2015	2014
Deferred tax assets:
Net operating loss carry-forwards	$30,702	$21,550	$20,661
Tax credit carry-forwards	17,654	16,127	16,050
Other non-deductible accruals and reserves	6,878	5,538	5,730
Stock-based compensation	6,340	6,515	6,440
Inventory valuation	3,101	3,838	4,101
Bad debt reserve	182	184	181
Warranty reserves	231	211	290
Deferred product and services income	3	411	328
Basis difference in assets	(69)	44	133
Total deferred tax assets	65,022	54,418	53,914
Valuation allowance	(62,739)	(52,380)	(51,558)
Net deferred tax assets	$2,283	$2,038	$2,356
Deferred tax liabilities:
Other	(1,919)	(1,854)	(1,695)
Total deferred tax liabilities	(1,919)	(1,854)	(1,695)
Net deferred tax assets	$364	$184	$661

We have not provided for U.S. income taxes and foreign withholding taxes on the undistributed earnings of foreign subsidiaries as of December 31, 2016 because we intend to permanently reinvest such earnings outside the United States given that we have moved certain manufacturing processes to Singapore and that our future U.S. cash flows are expected to meet our future U.S. cash needs. As of December 31, 2016, the cumulative amount of earnings for which U.S. income taxes have not been provided is approximately $92.8 million. Determination of the amount of unrecognized deferred tax liability related to these earnings is not practicable.

We currently have a full valuation allowance against our U.S. net deferred tax asset. Each quarter we assess the likelihood that we will be able to recover our deferred tax assets. As a result of our analysis, we concluded that it is more likely than not that, as of December 31, 2016, our net deferred tax assets will not be realized, with the exception of those in Japan and Taiwan. Therefore, we continue to provide a full valuation allowance against net deferred tax assets outside of Japan and Taiwan. Management continues to monitor the relative weight of positive and negative evidence of future profitability in relevant jurisdictions. However, as of December 31, 2016, we have determined that the following negative evidence outweighs the positive evidence such that it is not more likely than not we will generate sufficient taxable income in the relevant jurisdictions to utilize our deferred tax assets and release the associated valuation allowance:

•	Movement of certain product manufacturing to Singapore, resulting in U.S. taxable losses,

•	Cumulative three years U.S. taxable loss,

•	Inherent earnings volatility of our industry resulting in our inability to forecast long term earnings, and

•	Usage limitations resulting in a longer period being required to realize our deferred tax assets.

The net valuation allowance increased by $10.4 million during the year ended December 31, 2016, and increased by $0.8 million and $3.7 million during the years ended December 31, 2015 and 2014, respectively. The increase in valuation allowance in 2016 was primarily due to an increase in net operating loss carry-forwards and tax credit carry-forwards.

Approximately $4.5 million of the valuation allowance as of December 31, 2016 is attributable to pre-2006 windfall stock option deductions, the benefit of which will be credited to paid-in capital if and when realized through a reduction in income taxes payable. Beginning in 2006, we are tracking the windfall stock option deductions off balance sheet, as required by ASC 718. As of December 31, 2016, we have a previously recorded balance of $41.6 million of windfall stock option deductions that are being tracked off balance sheet. If and when realized, a tax benefit of $15.2 million associated with those deductions will be credited to additional paid-in capital. In 2016, no entry to paid-in capital was made to reflect the benefit from windfall stock option deductions, which is the excess of federal income tax liabilities expected on the tax return without windfall stock option deductions over federal income tax liabilities expected on the tax return with windfall stock option deductions, because we are in a loss position in this year. Prior to 2016, a tax benefit of $9.9 million associated with those deductions had been credited to additional paid-in capital.

As of December 31, 2016, we had net operating loss carry-forwards for federal and California tax purposes of $80.0 million and $26.0 million, respectively. We also had federal and California research and development tax credit carry-forwards of approximately $6.5 million and $14.5 million, respectively. The federal and state net operating loss carry-forwards will expire at various dates beginning in 2019 through 2037, if not utilized. The federal tax credit carry-forwards will expire at various dates beginning in 2021 through 2035, if not utilized. The California tax credit carry-forwards have no expiration date.

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

During the year ended December 31, 2016, our reserve for uncertain tax positions decreased by $2.2 million, primarily due to the release of $2.4 million of a federal tax reserve where the statute of limitations had lapsed. Interest and penalties related to the reserve for uncertain tax positions were insignificant in 2016 and 2015.

If we are able to eventually recognize these uncertain tax positions, $17.4 million of the unrecognized benefit on January 1, 2016 and $15.2 million of the unrecognized benefit on December 31, 2016, would reduce our effective tax rate. We currently have a full valuation allowance against our U.S. net deferred tax asset which would impact the timing of the effective tax rate benefit should any of these uncertain tax positions be favorably settled in the future.

We are subject to federal and state tax examination for years 2000 forward and 1997 forward, respectively, by virtue of the tax attributes carrying forward from those years. We are also subject to audits in the foreign jurisdictions in which we operate for years 2003 and forward. There are no income tax examinations currently in progress.

A reconciliation of the change in the uncertain income tax benefits from January 1, 2015 to December 31, 2016 is as follows:

In thousands	2016	2015
Balance at January 1	$17,402	$8,146
Tax positions related to the current year:
Additions	228	9,336
Tax positions related to the prior years:
Additions	321	—
Reductions	(218)	(78)
Lapses in statutes of limitations	(2,502)	(2)
Balance at December 31	$15,231	$17,402

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
On June 28, 2016, we renegotiated the August 15, 2012 lease for our Singapore operations and entered into a new lease that will expire in June 2023.
In March 2013, we entered into an operating lease agreement for facilities in Waltham, Massachusetts, for sales, research and development activities. The lease for this facility expires in February 2018.
In August 2014, we entered into a thirty-six month capital lease agreement for equipment valued at $2.5 million. At the end of the lease term, we have an option to purchase the leased equipment for a bargain purchase price. Accordingly, this lease is classified as a capital lease. The amortization of these leased assets is included with depreciation expense. As of December 31, 2016, the total amortization of the leased equipment is $1.1 million.

In July 2015, we entered into a lease amendment for our facilities in San Jose, California. The lease amendment is to extend the building lease for five years and will expire in January 2021. We account for this lease as an operating lease; any improvements to the leased property are capitalized and classified as leasehold improvements.
The table below summarizes our capital and operating lease commitments as of December 31, 2016:

In thousands	Capital Leases	Operating Leases
For the years:
2017	$582	$3,465
2018	—	3,140
2019	—	3,066
2020	—	3,135
2021	—	1,412
Total minimum lease payments	582	$14,218
Interest component	(7)
Present value of total capital lease payments	$575

Rent expense was approximately $3.4 million, $2.7 million and $2.7 million for the years ended December 31, 2016, 2015 and 2014, respectively.
Our open purchase order commitments, which primarily relate to purchases of inventories and equipment, were approximately $16.6 million as of December 31, 2016.

Legal Proceedings

We are subject to claims and litigation arising in the ordinary course of business. We do not believe any liability from any reasonably foreseeable disposition of such claims and litigation, individually or in the aggregate, would have a material adverse effect on our consolidated financial statements. At December 31, 2016, there were no significant outstanding legal matters.

16. INTANGIBLE ASSETS, NET

As of December 31, 2016, the gross carrying amount of all our intangible assets was $18.1 million and accumulated amortization was $7.5 million. The weighted average remaining life of all our intangible assets was 8.9 years as of December 31, 2016. Amortization expense for our intangibles was $1.7 million for each of the years ended December 31, 2016, 2015 and 2014.

The following table summarizes the balances and activity of our intangibles:

(In thousands)		At December 31, 2016			At December 31, 2015
Category	Weighted Average Years	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Developed technology	6	$1,080	$(432)	$648	$1,080	$(324)	$756
Patents	9	15,946	(6,384)	9,562	15,946	(5,000)	10,946
Trade names	6	209	(82)	127	209	(62)	147
Customer relationships	2	878	(585)	293	878	(439)	439
Total		$18,113	$(7,483)	$10,630	$18,113	$(5,825)	$12,288

Intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset or asset group may not be recoverable. Based on the intangible assets recorded as of December 31, 2016, and assuming no subsequent additions to or impairment of the underlying assets, the remaining estimated annual amortization expense is expected to be as follows:

Year	(In thousands)
2017	1,602
2018	1,479
2019	1,222
2020	1,110
2021	1,049
Thereafter	4,168
Total	$10,630

17. FINANCIAL GUARANTEES

Our off-balance sheet transactions consist of certain financial guarantees, both express and implied, related to indemnification for product liability, patent infringement and latent product defects. Other than liabilities recorded pursuant to known product defects, at December 31, 2016, we did not record a liability associated with these guarantees, as we have little or no history of costs associated with such indemnification requirements. Contingent liabilities associated with product liability may be mitigated by insurance coverage we maintain.

18. SUBSEQUENT EVENT

On February 2, 2017, the Company, Veeco Instruments Inc., a Delaware corporation (“Veeco”) and Ulysses Acquisition Subsidiary Corp., a Delaware corporation and a wholly owned subsidiary of Veeco (“Merger Subsidiary”), entered into an Agreement and Plan of Merger (the “Merger Agreement”), pursuant to which, among other things, Merger Subsidiary will be merged with and into the Company (the “Merger”), with the Company surviving the Merger as a wholly owned subsidiary of Veeco, subject to the terms and conditions of the Merger Agreement. The boards of directors of both Veeco and the Company have approved the transaction. The closing of the Merger is subject to the adoption of the Merger Agreement by the affirmative vote of the holders of at least a majority of the outstanding shares of our common stock and to various other customary conditions, including the expiration or termination of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, (the “HSR Act”) (with respect to which the U.S. Federal Trade Commission granted early termination on February 17, 2017), the absence of any temporary restraining order, preliminary or permanent injunction or other judgment issued by any court of competent jurisdiction enjoining or otherwise prohibiting the consummation of the Merger and the SEC having declared effective a registration statement on Form S-4 with respect to the shares of Veeco common stock issuable in connection with the Merger. In addition, it is a condition to closing of the Merger that the Company and its subsidiaries, on a consolidated basis, have at least $180 million of cash on hand held in the United States. Pursuant to the Merger Agreement, and subject to the terms and conditions contained therein, upon the closing of the Merger, each share of our common stock outstanding immediately prior to the closing of the Merger (other than shares of our common stock owned by us as treasury shares or owned by Veeco, any of its subsidiaries, any of our subsidiaries or holders of our common stock, if any, who properly exercise their appraisal rights under the General Corporation Law of the State of Delaware) will be converted into the right to receive (i) $21.75 in cash without interest and (ii) 0.2675 of a share of Veeco common stock.

On February 17, 2017, we received notice from the U.S. Federal Trade Commission that it had granted early termination, effective immediately, of the applicable waiting period under the HSR Act, for the Merger. The early termination of the waiting period under the HSR Act satisfies one of the conditions to the closing of the Merger, which remains subject to other closing conditions, including the adoption of the Merger Agreement by requisite vote of our stockholders.

.

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

Management, including our principal executive officer and principal financial officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2016. In making this assessment, management used the criteria set forth by the committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control—Integrated Framework (2013 framework). Based on this assessment, our management has concluded that, as of December 31, 2016, our internal control over financial reporting is effective based on those criteria. Our management has also concluded that our disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure.

Ernst & Young, LLP, the independent registered public accounting firm who also audited our consolidated financial statements, has issued an attestation report on our internal control over financial reporting. This attestation report appears elsewhere herein.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended December 31, 2016 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

The information required by Part III is omitted from this Report and is incorporated herein by reference from our definitive proxy statement to be filed within 120 days after the end of our fiscal year pursuant to Regulation 14A for our 2017 Annual Meeting of Stockholders.

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

The information concerning our directors required by this Item is incorporated by reference from the Item captioned “Election of Directors” in our Proxy Statement for the 2017 Annual Meeting of Stockholders (the “Proxy Statement”). Other information required by this Item is incorporated herein by reference from the Item captioned “Section 16(a) Beneficial Ownership Reporting Compliance” in the Proxy Statement.

Executive Officers of the Registrant

As of December 31, 2016, the executive officers of Ultratech, who are appointed by and serve at the discretion of the Board of Directors, were as follows:

Name	Age	Position with the Company
Arthur W. Zafiropoulo	77	Chairman of the Board of Directors, Chief Executive Officer and President
Bruce R. Wright	68	Senior Vice President, Finance, Chief Financial Officer and Secretary
Tammy D. Landon	55	Senior Vice President, Operations
Dave Ghosh	54	Senior Vice President, Global Sales and Services

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

Ms. Landon has served as Senior Vice President of Operations at Ultratech since May 2010. Since joining Ultratech in 2000, Ms. Landon served Ultratech in various capacities, including serving as Senior Director of Corporate Quality. Ms. Landon has more than 30 years of experience in manufacturing, project management and engineering positions in the semiconductor and defense industries. Ms. Landon has a bachelor’s degree in biochemistry as well as a bachelor’s degree in industrial technology from California Polytechnic State University, San Luis Obispo.

Mr. Ghosh has served as Senior Vice President of Global Sales and Service at Ultratech since January 2016. Since joining Ultratech in 1989, Mr. Ghosh served Ultratech in various capacities, including Senior Vice President of Corporate and Customer Service from January 2013 to January 2016, Vice President of Human Resources and Corporate Services from August 2009 to January 2013 and Vice President of Corporate Services from January 2004 to August 2009. Mr. Ghosh’s experience spans over 30 years in a variety of operations and service positions. Mr. Ghosh earned his bachelor’s degree in industrial technology from San Jose State University.

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

The information required by this Item is incorporated by reference from the item captioned “Fees billed to Ultratech by Ernst & Young LLP during fiscal year 2016” in the Proxy Statement.

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

(2)	Financial Statement Schedules
The following consolidated financial statement schedule is included herein:

Page Number
Schedule II Valuation and Qualifying Accounts	82

Schedules other than those listed above have been omitted since they are either not required, are not applicable, or the required information is shown in the financial statements or related notes.

(3)	Exhibits
Except as indicated in Exhibit 32.1, the following exhibits are filed as part of, or incorporated in reference into this Annual Report on Form 10-K:

Exhibit	Description
2.1 (21)	Agreement and Plan of Merger, dated as of February 2, 2017, among Ultratech, Inc., Veeco Instruments Inc. and Ulysses Acquisition Subsidiary Corp.

3.1(1)	Amended and Restated Certificate of Incorporation of the Registrant, filed October 6, 1993.

3.1.1(1)	Certificate of Amendment of the Amended and Restated Certificate of Incorporation of the Registrant, filed May 17, 1995.

3.1.2(1)	Certificate of Amendment of the Amended and Restated Certificate of Incorporation of the Registrant, filed June 17, 1998.

3.1.3(1)	Certificate of Amendment of the Amended and Restated Certificate of Incorporation of the Registrant, filed June 20, 2003.

3.1.4(8)	Certificate of Amendment of the Amended and Restated Certificate of Incorporation of the Registrant, filed August 31, 2009.

3.2(2)	Amended and Restated Bylaws of Registrant.

3.2.1 (22)	Amendment to the Amended and Restated Bylaws of the Registrant dated February 17, 2016.

3.2.1 (21)	Amendment to the Amended and Restated Bylaws of the Registrant dated February 2, 2017

4.1(3)	Specimen Common Stock Certificate of Registrant.

10.1	1993 Stock Option/Stock Issuance Plan (amended and restated as of May 31, 2011; further amended as of October 20, 2015).

10.2(3)	Form of Indemnification Agreement entered into between the Registrant and certain of its officers and directors.

10.3(4)	Form of Indemnification Agreement entered into between the Registrant and certain officers.

10.4(3)	Standard Industrial Lease—Single Tenant, Full Net between The Equitable Life Assurance Society of the United States, as Landlord, and Registrant, as Tenant, dated August 27, 1993.

10.4.1(4)	First Amendment to Lease between The Equitable Life Assurance Society of the United States, as Landlord, and Registrant, as Tenant, dated November 1999.

10.5(5)	Profit Sharing Plan.

10.6(6)	1998 Supplemental Stock Option/ Stock Issuance Plan (amended and restated effective January 29, 2008).

10.7(7)	Private Wealth Management Client Agreement with Morgan Stanley, dated December 16, 2004.

10.8(9)	Amended and Restated Employment Agreement between Registrant and Mr. Arthur Zafiropoulo, Chief Executive Officer, dated as of October 14, 2008

10.8.1(24)	Amendment dated as of August 17, 2016 to the Amended and Restated Employment Agreement dated as of January 1, 2009 between the Registrant and Arthur W. Zafiropoulo.

10.9(9)	Amended and Restated Employment Agreement between Registrant and Mr. Bruce Wright, Chief Financial Officer, dated as of October 14, 2008.

10.9.1(24)	Amendment dated as of August 17, 2016 to the Amended and Restated Employment Agreement dated as of January 1, 2009 between the Registrant and Bruce R. Wright.

10.10(9)	Form of Restricted Stock Unit Issuance Agreement for Executive Officers with Employment Agreements.

10.11(16)	New Form of Restricted Stock Unit Issuance Agreement for Executive Officers with Employment Agreements.

10.12(9)	Amended and Restated Non-Qualified Supplemental Deferred Compensation Plan.

10.13(9)	Adoption Agreement Related to Amended and Restated Non-Qualified Supplemental Deferred Compensation Plan.

10.14(9)	Amendment No. 1 to Amended and Restated Non-Qualified Supplemental Deferred Compensation Plan.

10.15(9)	Special Form of Stock Option Agreement for Executive Officers with Employment Agreements.

10.16(9)	Special Form of Stock Option Agreement for Executive Officers without Employment Agreements.

10.17(9)	Regular Form of Stock Option Agreement.

10.18(10)	Description of 2012 Management Incentive Compensation Plan.

10.19(11)	New Form of Indemnification Agreement entered into between the Registrant and each of its officers and directors.

10.20(12)	Second Amendment to Lease (3050 Zanker), entered into on October 30, 2009, by and between LaSalle Montague, Inc. and the Registrant.

10.21(13)	Letter Amendment to Employment Agreement - Arthur W. Zafiropoulo.

10.22(13)	Letter Amendment to Employment Agreement - Bruce R. Wright.

10.23(14)	Singapore Lease Agreement dated February 17, 2010.

10.24(15)	Ultratech, Inc. Long-Term Incentive Compensation Plan as Amended and Restated January 24, 2011.

10.25(15)	Amendment No. 2 to Ultratech, Inc. Non-Qualified Supplemental Deferred Compensation Plan, as amended and restated and subsequently amended effective as of January 1, 2005.

10.26(15)	Description of 2011 Management Incentive Compensation Plan.

10.27(17)	Form of Restricted Stock Unit Issuance Agreement for Chief Executive Officer Grants.

10.28(17)	Form of Restricted Stock Unit Issuance Agreement for Chief Financial Officer Grants.

10.29(18)	Patent Assignment Agreement, between the Registrant and International Business Machines Corporation, dated June 26, 2012.

10.30(19)	New Singapore Lease (1Kaki Bukit View, Singapore), among the Registrant, Ascendas, Inc., and Singapore SE, dated August 15, 2012.

10.31(20)
Fourth Amendment to Lease (3050 Zanker) dated as of July 21, 2015 by and among Metropolitan Life Insurance Company, Metlife Insurance Company USA, General American Insurance Company, Tenants-in-Common, and Ultratech, Inc.

10.32 (21)	Form of Support Agreement

10.33 (23)	Lease Agreement dated June 28, 2016 between Ultratech SE Asia PTE, Ltd. and Ascendas Services Pte. Ltd.

10.34	Form of Change in Control Severance Agreement between the Registrant and Tammy Landon.

10.35	Form of Change in Control Severance Agreement between the Registrant and Dave Ghosh.

21	Subsidiaries of Registrant.

23	Consent of Independent Registered Public Accounting Firm.

24	Power of Attorney (contained in Signature page hereto).

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*
Exhibit 32.1 is being furnished and shall not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section, nor shall such exhibit be deemed to be incorporated by reference in any registration statement or other document filed under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, except as otherwise stated in such filing.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
___________________

(1)	Incorporated by reference to our Quarterly Report on Form 10-Q for the quarter ended June 28, 2003 (Commission File No. 0-22248).

(2)	Incorporated by reference to our Current Report on Form 8-K filed on April 17, 2012 (Commission File No. 0-22248).

(3)	Incorporated by reference to our Registration Statement on Form S-1 declared effective with the Securities and Exchange Commission on September 28, 1993. (Commission File No. 33-66522).

(4)	Incorporated by reference to our Annual Report on Form 10-K for the year ended December 31, 2002 (Commission File No. 0-22248).

(5)	Incorporated by reference to our 1993 Annual Report on Form 10-K (Commission File No. 0-22248).

(6)	Incorporated by reference to our Current Report on Form 8-K filed on February 1, 2008 (Commission File No. 0-22248).

(7)	Incorporated by reference to our Annual Report on Form 10-K for the year ended December 31, 2004 (Commission File No. 0-22248).

(8)	Incorporated by reference to our Quarterly Report on Form 10-Q for the quarter ended October 3, 2009 (Commission File No. 0-22248).

(9)	Incorporated by reference to our Annual Report on Form 10-K for the year ended December 31, 2008 (Commission File No. 0-22248).

(10)	Incorporated herein by reference to our Current Report on Form 8-K filed on January 27, 2012 (Commission File No. 0-22248).

(11)	Incorporated by reference to our Current Report on Form 8-K filed on January 30, 2009 (Commission File No. 0-22248).

(12)	Incorporated by reference to our Current Report on Form 8-K filed on November 5, 2009 (Commission File No. 0-22248).

(13)	Incorporated by reference to our Current Report on Form 8-K filed on April 23, 2010 (Commission File No. 0-22248).

(14)	Incorporated by reference to our Quarterly Report on Form 10-Q for the quarter ended July 3, 2010 (Commission File No. 0-22248).

(15)	Incorporated herein by reference to our Current Report on Form 8-K filed on January 28, 2011 (Commission File No. 0-22248).

(16)	Incorporated herein by reference to our Annual Report on Form 10-K for the year ended December 31, 2010 (Commission File No. 0-22248).

(17)	Incorporated by reference to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2012
(Commission File No. 0-22248).
(18)    Incorporated by reference to our Current Report on Form 8-K filed on June 28, 2012 (Commission File No. 0-22248).
(19)    Incorporated by reference to our Current Report on Form 8-K filed on August 21, 2012 (Commission File No. 0-22248).

(20)	Incorporated by reference to our Quarterly Report on Form 10-Q for the quarter ended July 4, 2015 (Commission File No. 0-22248).

(21)	Incorporated by reference to our Current Report on Form 8-K filed on February 3, 2017 (Commission File No. 0-22248).

(22)	Incorporated by reference to our Current Report on Form 8-K filed on July 21, 2016 (Commission File No. 0-22248).

(23)	Incorporated by reference to our Current Report on Form 8-K filed on June 30, 2016 (Commission File No. 0-22248).

(24)	Incorporated by reference to our Quarterly Report on Form 10-Q for the quarter ended October 1, 2016 filed on October 28, 2016 (Commission File No. 0-22248).

(b)    Exhibits. See list of exhibits under (a)(3) above.
(c)    Financial Statement Schedules. See list of schedules under (a)(2) above.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunder duly authorized.

ULTRATECH, INC.

Date:	March 1, 2017	By:	/s/ ARTHUR ZAFIROPOULO
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

Signature	Title	Date

/s/ ARTHUR ZAFIROPOULO	Chairman of the Board of Directors and Chief Executive Officer (Principal Executive Officer)	March 1, 2017
Arthur Zafiropoulo
/s/ BRUCE WRIGHT	Senior Vice President, Finance, Chief Financial Officer and Secretary (Principal Financial and Accounting Officer)	March 1, 2017
Bruce Wright
/s/ DENNIS RANEY	Director	March 1, 2017
Dennis Raney
/s/ RONALD BLACK	Director	March 1, 2017
Ronald Black
/s/ HENRI RICHARD	Director	March 1, 2017
Henri P Richard
/s/ PARAMESH GOPI	Director	March 1, 2017
Paramesh Gopi
/s/ BEATRIZ INFANTE	Director	March 1, 2017
Beatriz Infante
/s/ MICHAEL CHILD	Director	March 1, 2017
Michael Child

SCHEDULE II
ULTRATECH, INC.
VALUATION AND QUALIFYING ACCOUNTS
(in thousands)

Description	Balance at Beginning of Year	Charged (Credited) to Costs and Expenses	Balance at End of Year
Allowance for doubtful accounts:
2014	$498	$—	$498
2015	$498	$—	$498
2016	$498	$—	$498

EXHIBIT INDEX

Exhibit	Description
2.1(21)	Agreement and Plan of Merger, dated as of February 2, 2017, among Ultratech, Inc., Veeco Instruments Inc. and Ulysses Acquisition Subsidiary Corp.

3.1(1)	Amended and Restated Certificate of Incorporation of the Registrant, filed October 6, 1993.

3.1.1(1)	Certificate of Amendment of the Amended and Restated Certificate of Incorporation of the Registrant, filed May 17, 1995.

3.1.2(1)	Certificate of Amendment of the Amended and Restated Certificate of Incorporation of the Registrant, filed June 17, 1998.

3.1.3(1)	Certificate of Amendment of the Amended and Restated Certificate of Incorporation of the Registrant, filed June 20, 2003.

3.1.4(8)	Certificate of Amendment of the Amended and Restated Certificate of Incorporation of the Registrant, filed August 31, 2009.

3.2(2)	Amended and Restated Bylaws of Registrant.

3.2.1 (22)	Amendment to the Amended and Restated Bylaws of the Registrant dated February 17, 2016.

3.2.1(21)	Amendment to the Amended and Restated Bylaws of the Registrant dated February 2, 2017.

4.1(3)	Specimen Common Stock Certificate of Registrant.

10.1	1993 Stock Option/Stock Issuance Plan (amended and restated as of May 31, 2011); further amended as of October 20, 2015.

10.2(3)	Form of Indemnification Agreement entered into between the Registrant and certain of its officers and directors.

10.3(4)	Form of Indemnification Agreement entered into between the Registrant and certain officers.

10.4(3)	Standard Industrial Lease—Single Tenant, Full Net between The Equitable Life Assurance Society of the United States, as Landlord, and Registrant, as Tenant, dated August 27, 1993.

10.4.1(4)	First Amendment to Lease between The Equitable Life Assurance Society of the United States, as Landlord, and Registrant, as Tenant, dated November 22, 1999.

10.5(5)	Profit Sharing Plan.

10.6(6)	1998 Supplemental Stock Option/ Stock Issuance Plan (amended and restated effective January 29, 2008).

10.7(7)	Private Wealth Management Client Agreement with Morgan Stanley, dated December 16, 2004.

10.8(9)	Amended and Restated Employment Agreement between Registrant and Mr. Arthur Zafiropoulo, Chief Executive Officer, dated as of October 14, 2008

10.8.1 (24)	Amendment dated as of August 17, 2016 to the Amended and Restated Employment Agreement dated as of January 1, 2009 between the Registrant and Arthur W. Zafiropoulo.

10.9(9)	Amended and Restated Employment Agreement between Registrant and Mr. Bruce Wright, Chief Financial Officer, dated as of October 14, 2008.

10.9.1 (24)	Amendment dated as of August 17, 2016 to the Amended and Restated Employment Agreement dated as of January 1, 2009 between the Registrant and Bruce R. Wright.

10.10(9)	Form of Restricted Stock Unit Issuance Agreement for Executive Officers with Employment Agreements.

10.11(16)	New Form of Restricted Stock Unit Issuance Agreement for Executive Officers with Employment Agreements.

10.12(9)	Amended and Restated Non-Qualified Supplemental Deferred Compensation Plan.

10.13(9)	Adoption Agreement Related to Amended and Restated Non-Qualified Supplemental Deferred Compensation Plan.

10.14(9)	Amendment No. 1 to Amended and Restated Non-Qualified Supplemental Deferred Compensation Plan.

10.15(9)	Special Form of Stock Option Agreement for Executive Officers with Employment Agreements.

10.16(9)	Special Form of Stock Option Agreement for Executive Officers without Employment Agreements.

10.17(9)	Regular Form of Stock Option Agreement.

10.18(10)	Description of 2012 Management Incentive Compensation Plan.

10.19(11)	New Form of Indemnification Agreement entered into between the Registrant and each of its officers and directors.

10.20(12)	Second Amendment to Lease (3050 Zanker), entered into on October 30, 2009, by and between LaSalle Montague, Inc. and the Registrant.

10.21(13)	Letter Amendment to Employment Agreement - Arthur W. Zafiropoulo.

10.22(13)	Letter Amendment to Employment Agreement - Bruce R. Wright.

10.23(14)	Singapore Lease Agreement dated February 17, 2010.

10.24(15)	Ultratech, Inc. Long-Term Incentive Compensation Plan as Amended and Restated January 24, 2011.

10.25(15)	Amendment No. 2 to Ultratech, Inc. Non-Qualified Supplemental Deferred Compensation Plan, as amended and restated and subsequently amended effective as of January 1, 2005.

10.26(15)	Description of 2011 Management Incentive Compensation Plan.

10.27(17)	Form of Restricted Stock Unit Issuance Agreement for Chief Executive Officer Grants.

10.28(17)	Form of Restricted Stock Unit Issuance Agreement for Chief Financial Officer Grants.

10.29(18)	Patent Assignment Agreement, between the Registrant and International Business Machines Corporation, dated June 26, 2012.

10.30(19)	New Singapore Lease (1Kaki Bukit View, Singapore), among the Registrant, Ascendas, Inc., and Singapore SE, dated August 15, 2012.

10.31(20)
Fourth Amendment to Lease (3050 Zanker) dated as of July 21, 2015 by and among Metropolitan Life Insurance Company, Metlife Insurance Company USA, General American Insurance Company, Tenants-in-Common, and Ultratech, Inc.

10.32(21)	Form of Support Agreement

10.33 (23)	Lease Agreement dated June 28, 2016 between Ultratech SE Asia PTE, Ltd. and Ascendas Services Pte. Ltd.

10.34	Form of Change in Control Severance Agreement between the Registrant and Tammy Landon.

10.35	Form of Change in Control Severance Agreement between the Registrant and Dave Ghosh.

21	Subsidiaries of Registrant.

23	Consent of Independent Registered Public Accounting Firm.

24	Power of Attorney (contained in Signature page hereto).

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*
Exhibit 32.1 is being furnished and shall not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section, nor shall such exhibit be deemed to be incorporated by reference in any registration statement or other document filed under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, except as otherwise stated in such filing.

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
(Commission File No. 0-22248)
(18)    Incorporated by reference to our Current Report on Form 8-K filed on June 28, 2012 (Commission File No. 0-22248).
(19)    Incorporated by reference to our Current Report on Form 8-K filed on August 21, 2012 (Commission File No. 0-22248).
(20)    Incorporated by reference to our Quarterly Report on Form 10-Q for the quarter ended July 4, 2015 (Commission File No. 0-22248).
(21)    Incorporated by reference to our Current Report on Form 8-K filed on February 3, 2017 (Commission File No. 0-22248).

(22)	Incorporated by reference to our Current Report on Form 8-K filed on July 21, 2016 (Commission File No. 0-22248).

(23)	Incorporated by reference to our Current Report on Form 8-K filed on June 30, 2016 (Commission File No. 0-22248).

(24)	Incorporated by reference to our Quarterly Report on Form 10-Q for the quarter ended October 1, 2016 filed on October 28, 2016 (Commission File No. 0-22248).