Form 10-K/A
period 2016-12-31
ULTRATECH INC
filed 2017-04-20
CIK 909791

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

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

As of March 31, 2017, the Registrant had 27,229,010 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016 filed with the Securities and Exchange Commission on March 1, 2017 are incorporated by reference into Part III and Part IV of this Annual Report on Form 10-K.

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (this “Amendment”) amends the Annual Report on Form 10-K for the fiscal year ended December 31, 2016, originally filed on March 1, 2017 (the “Original Filing”) by Ultratech, Inc., a Delaware corporation (“Ultratech,” the “Company,” “we,” or “us”). We are filing this Amendment to present the information required by Part III of Form 10-K.

Except as described above, no other changes have been made to the Original Filing. The Original Filing continues to speak as of the date of the Original Filing, and we have not updated the disclosures contained therein to reflect any events which occurred at a date subsequent to the filing of the Original Filing.

In addition, as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended, new certifications by the registrant’s principal executive officer and principal financial officer are filed as exhibits to this Amendment. Except as described above, no other changes have been made to the Original Filing.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

As of December 31, 2016, the directors of Ultratech were as follows (ages and board committee assignments are as of March 31, 2017):

Name	Age	Position with the Company
Arthur W. Zafiropoulo (4)	78	Chairman of the Board of Directors, Chief Executive Officer and President
Ronald Black (1)		Director
Michael Child (2) (3) (4)	62	Director
Paramesh Gopi (1) (3)	48	Director
Beatriz V. Infante (2)	63	Director
Dennis R. Raney (1) (2) (4)	74	Director
Henri Richard (2) (3) (4)	58	Director

(1)	Member of the Audit Committee
(2)	Member of the Nominating and Corporate Governance Committee
(3)	Member of the Compensation Committee
(4)	Member of Business Development Committee

Each director was elected to a one year term at the Company’s 2016 annual meeting of stockholders.

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

Ronald Black was elected to the Company’s Board of Directors in July 2016. Dr. Black has served as chief executive officer and president of Rambus Inc. since June 2012 and as a director since July 2012. Dr. Black was previously the Managing Director of R.D. Black & Company, a consulting firm, since August 2011. From September 2010 to August 2011, Dr. Black was the Chief Executive Officer of MobiWire, formerly Sagem Wireless, a privately-held mobile handset company headquartered near Paris, France that offers products and services to original equipment manufacturers and mobile network operators in the mobile phone marketplace. From June 2009 to October 2010, Dr. Black served as Chairman and CEO of UPEK, Inc. In addition to serving as a director of Ultratech, Dr. Black currently serves as a board member of Energy Focus Inc, a publicly held LED lighting technology developer, Microfabrica Inc, a privately held high precision metal parts fabricator, and FlexEnable Limited, a privately held producer of flexible electronics manufacturing platforms. From 2012 to March 2015, Dr. Black served on the board of EnOcean GmbH, a German-based company that manufactures and markets energy harvesting technology, sensors, and radio frequency communication. From September 2010 to November 2012, he served as a board member of AuthenTec, Inc., which he joined following the AuthenTec-UPEK merger in September 2010 and from 2007 to 2013, he served as a board member of Inside Contactless, a France-based company engaged in the semiconductors and information technology industry. From September 2004 to June 2009, he was chief executive officer of Wavecom S.A., a publicly traded French wireless solutions company. Dr. Black holds a Bachelor of Science, a Masters of Science, and a Ph.D. in materials science and engineering from Cornell University.

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

Paramesh Gopi was appointed to the Company’s Board of Directors in July 2016. Mr. Gopi has been President and Chief Executive Officer of Applied Micro Circuits Corporation (“AppliedMicro”) since May 2009 and a director of AppliedMicro since April 2009. From June 2008 to May 2009, Dr. Gopi served as Senior Vice President and Chief Operating Officer of AppliedMicro. From September 2002 to June 2008, Dr. Gopi held various positions with Marvell Semiconductor, a provider of mixed-signal and digital signal processing integrated circuits to broadband digital data networking markets, where he most recently served as Vice President and General Manager of the Embedded and Emerging Business Unit. At Marvell, Dr. Gopi held several executive-level positions including Chief Technology Officer of the Embedded and Emerging Business Unit and Director of Technology Strategy. Dr. Gopi holds a Ph.D. in Electrical and Computing Engineering and a Masters and Bachelor of Science degree in Electrical Engineering from the University of California, Irvine. In addition, Dr. Gopi is a named inventor under 30 patents involving device-related inventions and has published numerous articles and papers on a variety of technical engineering and industry topics.

Beatriz V. Infante was elected to the Company’s Board of Directors in July 2016. Ms. Infante is currently the Chief Executive Officer of Business Excelleration LLC, a business consultancy specializing in corporate transformation and renewal. Since 2008, Ms. Infante has also been a limited partner in Tandem Capital, a Silicon Valley venture capital firm investing in emerging technology companies. Since January 2010, she has served as director and member of the Compensation Committee of Sonus Networks. Since May 2014, she has served as a director of Liquidity Services and she currently serves as a Chair of its Compensation Committee and member of its Audit Committee. From May 2012 through May 2015, Ms. Infante served as a Director of Emulex, and was Chair of the Nominating and Governance Committee and member of the Compensation Committee. Ms. Infante served as Chief Executive Officer and a Director of ENXSuite Corporation, a leading supplier of energy management solutions, from May 2010 until its acquisition in October 2011. Ms. Infante served as Chief Executive Officer and a Director of VoiceObjects, Inc. a market leader in mobile communications, from March 2006 until its acquisition in December 2008. Ms. Infante served as Director and Interim Chief Executive Officer of Sychron, Inc., a data center automation company, from December 2004 to June 2005 until its sale to an investor group. Ms. Infante was Chief Executive Officer and President of Aspect Communications Corporation, a market leader in communications solutions, from April 2000 until October 2003, and was additionally named Chairman in February 2001. Between October 1998 and April 2000, she held additional roles at Aspect Communications. From May 2012 until April 2014, Infante was also Director and Chairman of the Compensation and Audit Committees of 1010data, Inc.

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

Information concerning our executive officers is incorporated by reference from Part I of our Annual Report on Form 10-K for the fiscal year ended December 31, 2016 filed with the Securities and Exchange Commission on March 1, 2017.

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

Based solely on its review of the copies of such forms received by it and written representations from reporting persons for the 2016 fiscal year, the Company believes that all of the Company’s executive officers, directors and greater than ten percent (10%) beneficial stockholders complied with all applicable Section 16(a) filing requirements for the 2016 fiscal year.

CODE OF ETHICS

We have adopted a Code of Ethics for our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. We have posted this Code of Ethics on our website located at www.ultratech.com. Any future amendments to and waivers of this Code of Ethics will also be posted on our website.

AUDIT COMMITTEE

The Audit Committee of the Board of Directors (the “Audit Committee”) currently consists of three (3) directors, Messrs. Black, Gopi and Raney. The Audit Committee is responsible for overseeing the integrity of the Company’s financial statements and the appointment, compensation, qualifications, independence and performance of the Company’s independent auditors, as well as compliance with related legal and regulatory requirements and performance of the Company’s accounting practices and internal controls. The Board of Directors has determined that each current member of the Audit Committee is “independent” as that term is defined in Rule 10A-3 under the Securities Exchange Act of 1934 and an “independent director” as that term is defined in Rule 5605 of The NASDAQ Stock Market’s Marketplace Rules. In addition, the Board of Directors has determined that each of Messrs. Black, Gopi and Raney is an “Audit Committee Financial Expert” as that term is defined by Item 407 of Securities and Exchange Commission Regulation S-K.

Item 11.	Executive Compensation

Compensation Discussion and Analysis

This Compensation Discussion and Analysis (“CD&A”) describes the material elements of our executive compensation program, the compensation decisions made under the program and the factors considered in making those decisions for the Company’s executive officers named in the Summary Compensation Table of this annual report (each, an “NEO”) for 2016. This CD&A also contains certain forward-looking statements that are based on our current plans, considerations, expectations and determinations regarding future compensation programs. Future compensation programs that we adopt may, however, differ from those currently planned or in place.

Executive Summary

The Company’s overarching compensation goal is to reward executive officers in a manner that supports a strong pay-for-performance philosophy while maintaining an overall level of compensation that the Company believes is fair, reasonable and responsible. Highlights of the Company’s executive compensation program for fiscal year 2016 include the following:

No equity awards were granted to any of our NEOs during 2016. No new equity awards were granted to any of our NEOs during 2016.

Our annual bonus program is rigorous and based on pre-established metrics. The Compensation Committee believes the performance goals established under the Company’s annual bonus program were challenging and required the Company to perform at a high level for bonuses to be paid at target. In addition, in order to encourage retention, one-half of the final bonus amount for each of Messrs. Zafiropoulo and Wright remains subject to time-based vesting requirements.

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

We maintain anti-hedging and anti-pledging policies. The Company maintains anti-hedging and anti-pledging policies with respect to the Company’s stock.

We maintain a clawback policy. In 2016, the Company adopted a “clawback” policy which allows the Company to recover certain amounts awarded under our incentive programs in connection with a restatement of the Company’s financial statements due to noncompliance with applicable securities laws.

We updated our peer group of companies. The Compensation Committee, with advice from its independent compensation consultant, engaged in a comprehensive review of the peer group of companies considered in reviewing the Company’s executive compensation program for 2016 and adopted a new peer group of companies identified below.

Stockholder Engagement and Response to our 2016 Say-on-Pay Vote. The Compensation Committee values input from the Company’s stockholders regarding the Company’s executive compensation program. At each annual meeting, we hold a non-binding advisory vote to approve the compensation of our NEOs, which is commonly referred to as a “Say-on-Pay” vote. More than 86% of the votes case on our Say-on-Pay vote at our 2016 annual meeting were voted in favor of the compensation of our NEOs. The Compensation Committee interpreted the results from the 2016 vote as strong support for our executive compensation program.

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

Each executive officer’s compensation package typically consists of three key elements: (i) a base salary, (ii) an annual cash bonus opportunity tied solely to the Company’s attainment of pre-established financial objectives, and (iii) long-term incentive awards. Frequently, long-term incentives are granted in the form of stock option grants and restricted stock unit awards, although the long-term incentives for Messrs. Zafiropoulo and Wright for 2015 and 2016 were granted as cash-based awards that vest based on the Company’s stock price attaining pre-established levels of significant stock price appreciation. No equity awards were granted to any of our NEOs in 2016. In each case, long-term incentives are designed to align and strengthen the mutuality of interests between the Company’s executive officers and its stockholders.

The Compensation Committee believes that a substantial portion of each NEO’s total compensation opportunity (consisting of base salary, target annual incentive opportunity, and target value of long-term incentives awarded) should be “at risk,” based on performance. Equity awards are “at risk” because their value depends on our stock price and, in addition, they are typically subject to vesting requirements. Annual incentives awarded in 2016 and the long-term incentives awarded to Messrs. Zafiropoulo and Wright in 2015 that continued in 2016 were “at risk” because the final incentive awards are based on Company performance.

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

In setting the compensation levels for Messrs. Zafiropoulo and Wright, in particular, the Compensation Committee has taken into account its determination that each of them has duties and responsibilities that extend beyond those of their counterparts at peer group companies. The Compensation Committee believes that the compensation levels of the NEOs continue to be appropriate in light of their many years of service, experience, duties and responsibilities, and commitment to the Company.

Compensation Consultants. Compensia served as the Compensation Committee’s executive compensation consulting firm until September 2016, and Radford was engaged as the Compensation Committee’s executive compensation consulting firm in October 2016. Each consulting firm reported directly to the Compensation Committee and not to management. Neither consulting firm provided any services to the Company other than to the Compensation Committee, and neither received compensation from the Company other than for services provided to the Compensation Committee. The Compensation Committee assessed the independence of each of Compensia and Radford pursuant to SEC rules and concluded that the work of each of them did not raise any conflict of interest and that each of them was independent from the Company.

Compensia advised the Compensation Committee on the design and implementation of the 2016 executive compensation program, advised the Compensation Committee on the selection of the 2016 peer group identified below, and provided competitive market data to the Compensation Committee. Radford advised the Compensation Committee on the design and implementation of the 2017 executive compensation program, performed a review of the peer group for use in 2017, and provided competitive market data to the Compensation Committee.

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

The Compensation Committee, with input from its independent compensation consultant and based on concerns expressed by certain stockholder advisory groups prior to 2016 regarding the composition of the peer group, engaged in a comprehensive review of the peer group and adopted a new peer group of companies that was considered in the Compensation Committee’s review of the executive compensation program for 2016. The Compensation Committee determined that the peer group of companies adopted for this purpose should generally consist of publicly-traded US-based companies that the Compensation Committee considered similar (at the time it selected the peer group) applying the following target criteria:

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

Elements of Compensation. Each of the three major elements comprising the compensation package for executive officers (salary, target annual bonus and long-term incentive awards) was designed to achieve one or more of the Company’s overall objectives of setting a competitive level of compensation, tying compensation to the attainment of one or more of the Company’s strategic business objectives and subjecting a substantial portion of the executive officer’s compensation to the Company’s financial success as measured in terms of the Company’s stock price performance. The following sections describe each component in more detail.

Salary. The Compensation Committee reviews the base salary level of each executive officer in January each year, with any salary adjustments for the year to be effective as of January 1 of that year. The base salary for each named executive officer is determined on the basis of the executive’s level of responsibility and experience. The Compensation Committee believes that base salary should provide a level of economic security and stability from year to year and not be dependent to any material extent on the Company’s financial performance. In addition, Messrs. Zafiropoulo and Wright have existing employment agreements with the Company which set a minimum level of annual base salary, subject to periodic upward adjustment at the discretion of the Compensation Committee. Mr. Zafiropoulo did not receive a base salary increase for 2016. The Compensation Committee approved the following base salary increases for the other NEOs: Mr. Wright (an increase of approximately 3%), Ms. Landon (an increase of approximately 15%), and Mr. Ghosh (an increase of approximately 7%). The Compensation Committee believed that the base salary level for each of the NEOs was competitive based on the peer group data for comparable positions, taking their experience, years of service, and duties and responsibilities into account. In addition, none of the NEOs has received a base salary increase for 2017. Each NEO’s annual base salary level for 2016 was as follows: Mr. Zafiropoulo ($575,000), Mr. Wright ($360,000), Ms. Landon ($275,000), and Mr. Ghosh ($300,000).

Cash Bonuses.

Annual Bonus Program. In February 2016, the Compensation Committee established the Management Incentive Program (the “MIP”) for 2016 for the NEOs. As was the case for the 2015 MIP, the cash bonus opportunities for Messrs. Zafiropoulo and Wright under the 2016 MIP were tied solely to the Company’s revenue and non-GAAP operating income levels for 2016. The target bonuses set under the 2016 MIP for each of them was the same as in effect under the 2015 MIP and was as follows: $862,500 for Mr. Zafiropoulo (150% of his annual base salary) and $350,000 for Mr. Wright (100% of his annual base salary).

For each of Messrs. Zafiropoulo and Wright, sixty-five percent (65%) of the potential bonus opportunity was tied to a revenue target, and the remaining thirty-five percent (35%) was tied to an non-GAAP operating income target. The performance levels noted below were established for each metric to determine the bonus amount payable with respect to that metric. No qualitative performance factors, whether in the terms of Company or individual performance, were established under the 2016 MIP. Goal attainment was measured on a consolidated basis with the Company’s consolidated subsidiaries for financial reporting purposes, with revenue determined in accordance with GAAP. For purposes of the 2016 MIP, the operating income measure was based on non-GAAP operating income (GAAP operating income adjusted to exclude share based compensation expenses, amortization of purchased intangibles, non-recurring legal expenses and non-recurring tax and tax-related expenses), which the Compensation Committee believed would better reflect managements’ operating results.

The potential bonus for each of Messrs. Zafiropoulo and Wright with respect to each performance measure, as a percentage of the portion of the total target bonus allocated to that metric, is set forth below for each specified level of goal attainment.

Level of Attainment for Revenue Goal (65% of Target Bonus Opportunity)			Payout Percentage
Below Threshold:	<	$140,000,000	0%
Threshold:		$140,000,000	50%
Tier I (Target):		$171,000,000	100%
Tier II:		$178,000,000	125%
Tier III:		$200,000,000	200%

Level of Attainment for Non-GAAP Operating Income Goal (35% of Target Bonus Opportunity)			Payout Percentage
Below Threshold:	<	$9,000,000	0%
Threshold:		$9,000,000	66%
Tier I (Target):		$15,000,000	100%
Tier II:		$20,000,000	150%
Tier III:		$25,000,000	200%
Tier IV:		$30,000,000	250%
Tier V and Above:	≥	$35,000,000	300%

If both performance goals were attained at the threshold level, then each of Messrs. Zafiropoulo and Wright would be awarded approximately 56% of his target bonus for 2016 (applying the relative weightings for each goal and the threshold payout levels above). If both performance goals were attained at the target level (identified as Tier I in the tables above), then each executive would be awarded his full target bonus. If the actual level of attainment for either goal was between any two designated levels up to the highest tier level for that metric, the payout percentage for that goal would be interpolated on a straight line basis between those two levels. If the actual revenue level exceeded the Tier III level established for that goal, the payout percentage for the revenue goal would be adjusted upward in accordance with the same slope that exists between the Tier II and Tier III levels for that goal. The payout percentage for the revenue goal was capped at 200%, and the non-GAAP operating income goal was capped at 300%.

In January 2017, the Compensation Committee determined the 2016 MIP bonuses for Messrs. Zafiropoulo and Wright based on Company revenue for 2016 of $194.1 million, and Company non-GAAP operating income for 2016 of $24.7 million. Accordingly, the Compensation Committee awarded each of Messrs. Zafiropoulo and Wright a bonus under the 2016 MIP equal to 186% of the executive’s target bonus as set forth below:

Name	Bonus Tied to Revenue Goal	Bonus Tied to Non-GAAP Operating Income Goal	Total Bonus Amount
Arthur W. Zafiropoulo	$1,041,300	$560,700	$1,602,000
Bruce R. Wright	$422,500	$227,500	$650,000

One-half of the bonus amount for each of Messrs. Zafiropoulo and Wright was paid following the close of 2016, and in order to encourage retention, the remainder is subject to vesting and will be payable on December 31, 2017, provided the executive continues to be employed with the Company through that date (subject to accelerated payment under the 2016 MIP in connection with certain terminations of employment or a change in control of the Company prior to that date).

The cash bonus opportunity for each of Ms. Landon and Mr. Ghosh under the 2016 MIP was tied to three performance objectives determined by the Compensation Committee. One-third of Ms. Landon’s cash bonus opportunity was tied to each of the following performance metrics: (i) the Company’s reduction of inventory by 10% from the end of fiscal 2015, (ii) the Company’s achievement of 98% on-time system deliveries, and (iii) the Company’s reduction of travel and entertainment expenses by 5% from the amount in fiscal 2015. One-third of Mr. Ghosh’s cash bonus opportunity was tied to each of the following performance metrics: (i) the Company’s achievement of 90%

bookings plan of $171,000,000 or more, (ii) the Company’s reduction in sales and service support costs by 10% from the amount in fiscal 2015, and (iii) the Company’s reduction of travel and entertainment expenses by 5% from the amount in fiscal 2015. The Company’s performance with respect to each of the performance metrics is tied to a payout multiple, where the payout multiple is 1.0x if the applicable performance objective is fully achieved during the fiscal year, or 0x if the applicable performance objective is not achieved during the fiscal year. The target bonus set under the 2016 MIP for each of Ms. Landon and Mr. Ghosh was 70% of the executive’s annual base salary.

At the end of fiscal 2016, (i) the Company’s inventory had been reduced by 23% from the end of fiscal 2015, (ii) 100% of the Company’s 2016 system deliveries were on-time, (iii) the Company’s 2016 travel and entertainment expenses had been reduced by 15% from the 2015 level, (iv) the Company’s 2016 bookings plan had exceeded the target level, and (v) the Company’s 2016 courtesy had been reduced by 54% from the fiscal 2015 level. Based on its assessment of these factors, the Compensation Committee awarded Ms. Landon and Mr. Ghosh their full target bonuses under the 2016 MIP, $192,500 for Ms. Landon and $210,000 for Mr. Ghosh.

Long-Term Incentives. Historically, the Company has structured its long-term incentive program for executive officers in the form of equity awards under its 1993 Stock Option/Stock Issuance Plan (the “1993 Plan”). The Company’s equity grant program has generally consisted of both stock options and restricted stock units (“RSUs”). The Company has granted stock options from time to time in its equity award mix because stock options provide further incentives to deliver value for stockholders as the value of an option depends on appreciation in the Company’s stock price after the grant date. The Company has also granted RSUs from time to time in its equity award mix because, since the value of an RSU is based on the value of a share of the Company’s common stock, an RSU provides a more predictable value than options and can thus provide a greater retention incentive and result in lost value for the NEOs should our stock price decline after the date of grant of the award. In general, the Compensation Committee grants equity awards to our NEOs to align the interests of the executive officer with those of the Company’s stockholders and to provide each individual with a significant incentive to manage the Company from the perspective of an owner with an equity stake in the business.

The Company did not grant new equity awards to any of our NEOs during 2016. The Compensation Committee granted long-term cash incentive awards to Messrs. Zafiropoulo and Wright in 2015, the terms of which are described below. The Compensation Committee extended the deadline for the attainment of the goals applicable to these awards in 2016 (extending the deadline to December 31, 2017) because when the Compensation Committee met in 2016 to consider equity awards for the NEOs, the Compensation Committee believed that it was appropriate, and in the best interests of the Company’s stockholders, to focus the long-term incentives for Messrs. Zafiropoulo and Wright on the attainment of the goals (which had not been achieved at that time) under the 2015 long-term cash incentive awards. Accordingly, in extending the 2015 long-term cash incentive awards, the Compensation Committee determined that the Company would not grant Messrs. Zafiropoulo and Wright new equity awards or long-term incentives in 2016. The Compensation Committee, after consulting with Mr. Zafiropoulo, determined to not grant Ms. Landon and Mr. Ghosh an equity award in 2016 to help preserve the limited number of shares of the Company’s common stock available for new award grants under the 1993 Plan.

2015 Long-Term Cash Incentive Awards for Messrs. Zafiropoulo and Wright. The long-term cash incentive awards granted to Messrs. Zafiropoulo and Wright in 2015 are payable (in cash) if the Company’s stock price achieved pre-established targets. One-half of the executive’s target award amount would be eligible to vest if, for a period of 15 consecutive trading days ending on or before December 31, 2017, the closing price of the Company’s common stock exceeded $22.80 (which is approximately 130% of the average of the high and low trading prices for the Company’s common stock on the original grant date of the award). The remaining one-half of the target award amount would be eligible to vest if, for a period of 15 consecutive trading days ending on or before December 31, 2017, the closing price of the Company’s common stock exceeded $28.05 (which is approximately 160% of the average of the high and low trading prices for the Company’s common stock on the original grant date of the award). Except as described below, the award would be eligible to vest only if the executive’s employment with the Company continued through the date the applicable stock price target was achieved.

The Compensation Committee established the following target award amount for each executive:

Name	Target Award Amount
Arthur W. Zafiropoulo	$2,800,000
Bruce R. Wright	$1,000,000

If a stock price goal was met, twenty-five percent of the amount awarded to the executive with respect to that goal (i.e., 25% of 50% of the total award, as half the award corresponds to each of the two stock price goals) would immediately vest and be paid, while the remaining seventy-five percent of that amount would be subject to additional time-based vesting requirements in order to encourage retention and would vest over a three-year period thereafter, subject to the executive’s continued service with the Company through the applicable vesting date. However, if the executive’s employment terminates due to an involuntary termination or due to his death or disability, any portion that is subject only to time-based vesting will fully vest and be paid on his termination of employment.

The Compensation Committee determined that the stock price goal of $22.80 was attained on July 29, 2016 and, accordingly, one-half of the target award amount under each of the long-term cash incentive granted to Messrs. Zafiropoulo and Wright became eligible to vest as of July 29, 2016, with 25% of that amount (25% of the 50% of each executive’s total award opportunity) immediately vested on that date, and an additional 25% of that amount scheduled to vest on each of July 29, 2017, July 29, 2018 and July 29, 2019, subject to the executive’s continued service to the Company and subject to accelerated vesting as described above.

The Compensation Committee determined that the stock price goal of $28.05 was attained on February 23, 2017 and, accordingly, one-half of the target award amount under each of the long-term cash incentive granted to Messrs. Zafiropoulo and Wright became eligible to vest as of February 23, 2017, with 25% of that amount (25% of the 50% of each executive’s total award opportunity) immediately vested on that date, and an additional 25% of that amount scheduled to vest on each of February 23, 2018, February 23, 2019, and February 23, 2020, subject to the executive’s continued service to the Company and subject to accelerated vesting as described above.

Under applicable SEC rules, long-term incentives structured as cash awards are generally not reported in the Summary Compensation Table as compensation for the year in which the award is granted. Rather, these awards are reported as compensation for the year in which the award is vested and paid. Accordingly, the portion of the awards that was vested and paid in 2016 (the portion of each executive’s total bonus opportunity that vested immediately in connection with attaining the $22.80 stock price goal, or 25% of 50% of each executive’s total award opportunity) is reported as 2016 compensation for the executive in the Summary Compensation Table.

2017 Equity Awards. On January 31, 2017 and as part of the Company’s overall compensation arrangements for the NEOs for 2017, the Compensation Committee approved the grant of RSU awards under the 1993 Plan to the NEOs. 90,000 RSUs were awarded to Mr. Zafiropoulo, 60,000 RSUs were awarded to Mr. Wright, 30,000 RSUs were awarded to Ms. Landon, and 30,000 RSUs were awarded to Mr. Ghosh. The January 31, 2017 RSU awards are scheduled to vest fifty months following the grant date of the awards and do not fully accelerate upon a change in control of the Company. If a change in control of the Company occurs, the vesting schedule applicable to the awards will become a monthly vesting schedule over the fifty-month vesting period with any portion of the awards that would have vested on or prior to the change in control under the monthly vesting schedule becoming vested on the change in control. The awards also provided that, if the award recipient’s employment is terminated after a change in control event in circumstances that entitle the award recipient to severance benefits under his or her employment or change in control severance agreement with the Company, the award will fully vest if the termination of employment is without “cause” and, in the event the termination of employment is by the award recipient for “good reason”, the award will vest to the extent it would have otherwise vested in the twelve months following the termination (except that the grants to Messrs. Zafiropoulo and Wright will fully vest in the event that they terminate employment for “good reason”).

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

On January 31, 2017, the Compensation Committee approved the Company entering into a change in control severance agreement with each of Ms. Landon and Mr. Ghosh (together, the “Change in Control Severance Agreements”). Each Change in Control Severance Agreement provides that, in the event of a termination of the executive’s employment by the Company without cause or by the executive for good reason, in each case upon or within 12 months after a change in control that occurs on or before June 30, 2018, the executive will be entitled to receive (i) a lump sum payment in cash equal to the executive’s highest annualized rate of base salary from the Company in effect at any time in the one year period preceding the executive’s termination of employment with the Company (“Base Salary Rate”), (ii) a lump sum payment in cash equal to 25% of the executive’s Base Salary Rate in lieu of any additional cash bonus, (iii) accelerated vesting of the executive’s unvested equity awards outstanding immediately prior to the executive’s termination of employment with the Company (unless the terms and conditions of the applicable award agreement expressly supersede the Change in Control Severance Agreement), and (iv) the outstanding unvested balance of the bonuses earned for prior years. Each of the executive’s right to receive the benefits described above under his or her Change in Control Severance Agreement is contingent on the executive’s continued employment through the effective time of the change in control and the executive signing and not revoking a general release agreement containing a release of claims in favor of the Company.

The Company believes the severance benefits payable under the employment agreements and Change in Control Severance Agreements are fair and reasonable in light competitive practices and, particularly in the case of the employment agreements, the many years of service Messrs. Zafiropoulo and Wright have rendered the Company and the level of dedication and commitment they have shown over those years. In addition, the Company believes the Change in Control Severance Agreements with Ms. Landon and Mr. Ghosh, and the enhanced severance benefits under the employment agreements with Messrs. Zafiropoulo and Wright, are appropriate in change in control circumstances as they provide additional security for the executive at a time when their future with the Company may be uncertain and allow them to focus their attention on acquisition proposals that are in the best interests of the stockholders, without undue concern as to their own financial situation.

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

Compensation-Related Policies

Executive and Director Stock Ownership Policy. The Company maintains a policy under which the Company’s Chief Executive Officer is expected to acquire and hold shares of common stock of the Company with a value of at least ten times his base salary, the Company’s Chief Financial Officer is expected to acquire and hold shares of common stock of the Company with a value of at least two times his base salary, our other executive officers are expected to acquire and hold shares of common stock of the Company with a value of at least one times their base salary, and each of our non-employee directors is expected to acquire and hold shares of common stock of the Company with a value of at least six times the director’s base annual cash retainer for service on the Board of Directors. For these purposes, restricted stock and RSU awards that are subject only to time-based vesting are included in the executive’s ownership. However, shares subject to stock options that have not been exercised and shares subject to performance-based awards are not taken into account.

Anti-Hedging and Anti-Pledging Policy. The Company’s insider trading policy prohibits executive officers and other employees, as well as members of the Board of Directors, from engaging in hedging transactions related to the Company’s common stock, or pledging or short-selling the Company’s common stock.

Clawback Policy. In 2016, we adopted a clawback policy that allows our Board of Directors or Compensation Committee to require reimbursement or cancellation of awards or payments made under our cash and equity incentive programs to the Company’s officers in certain circumstances where the amount of the award or payment was determined based on the achievement of financial results that were subsequently the subject of an accounting restatement due to material noncompliance with applicable securities laws.

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

Risk Assessment of Executive Officer Compensation

The Company believes the various components of the total compensation package of the executive officers, as discussed above, are appropriately balanced so as to avoid any excessive risk-taking by such individuals. First, equity awards are tied to the market price of the Company’s common stock and, while no equity awards were granted in 2016, outstanding equity awards continue to represent a significant component of our executive officers’ compensation opportunity and promote a commonality of interest between the executive officers and the Company’s stockholders in sustaining and increasing stockholder value. As described above, a substantial portion of the compensation opportunity for each of the Company’s Chief Executive Officer and Chief Financial Officer was in the form of a long-term cash award tied to stock price appreciation and the creation of value for our stockholders. Because long-term incentive awards are granted periodically and have long-term vesting schedules, the executive officers typically have unvested awards outstanding that could decrease significantly in value if the Company’s business is not managed to achieve its long term goals. Second, under the Company’s annual bonus program, an individual target bonus amount is established for each executive officer, and the performance measures upon which the actual bonus amounts are determined are tied to strategic objectives intended to help sustain stockholder value. Payments based on performance goal attainment under the annual bonus program are also, in the case of the Company’s Chief Executive Officer and Chief Financial Officer, subject to a service-based vesting schedule so that a participant must remain with the Company for one or more years (subject to acceleration in certain circumstances as referenced above) following the fiscal year in which the bonus is earned in order to receive his or her full payment for that performance period, thereby further encouraging long-term focus. For additional information, please see “Risk Assessment of Compensation Policies and Practices” below.

Summary Compensation Table - Fiscal Years 2014-2016

The following table provides certain summary information concerning the compensation earned for services rendered in all capacities to the Company and its subsidiaries for the years ended December 31, 2016, 2015 and 2014, respectively, by Messrs. Zafiropoulo, Wright and Ghosh and Ms. Landon, each of whom shall be hereinafter referred to as a “named executive officer.” There were no other executive officers of the Company during the 2016 fiscal year. Compensation information is not provided for the years ended December 31, 2015 and 2014 for Mr. Ghosh and Ms. Landon as they were not executive officers of the Company in those years.

Name and Principal Position	Year	Salary ($)(1)	Bonus ($)	Stock Awards ($)(2)	Option Awards ($)(3)	Non-Equity Incentive Plan Compensation Earnings ($)(4)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)(5)	All Other Compensation ($)		Total ($)
Arthur W. Zafiropoulo, Chairman of the Board, Chief Executive Officer and President	2016 2015 2014	575,000 575,000 596,116	100,000 100,000 —	— — 1,168,250	— — 1,057,518	1,951,943 440,624 119,378	— — —	76,400 76,200 76,200	(6) (6) (6)	2,703,343 1,191,824 3,017,462

Bruce R. Wright, Senior Vice President, Finance, Chief Financial Officer and Secretary	2016 2015 2014	357,714 350,000 363,462	50,000 50,000 —	— — 584,125	— — 793,138	775,064 178,804 48,443	5,952 117 4,346	— — —		1,188,730 578,921 1,793,514

Tammy D. Landon, Senior Vice President of Operations	2016	274,327	—	—	—	192,500	2,228	—		469,055

Dave Ghosh, Senior Vice President Global Sales and Service	2016	299,616	—	—	—	210,000	27,040	—		536,656

(1)	This column includes amounts deferred under the Company’s 401(k) Plan, a qualified deferred compensation plan under section 401(k) of the Internal Revenue Code, and the Company’s Executive Deferred Compensation Plan, a non-qualified deferred compensation program.
(2)	The amount indicated in the column for each fiscal year represents the aggregate grant-date fair value of the restricted stock unit awards made in that year. The grant-date fair value is in each instance calculated in accordance with Accounting Standards Codification (“ASC”) Topic 718, Compensation-Stock Compensation (“ASC Topic 718”), on the basis of the closing price of the Company’s common stock on the award date and does not take into account any estimated forfeitures related to service-vesting or performance-vesting conditions. For further information concerning such grant-date fair value, please see footnote 5 to the Company’s audited financial statements for the fiscal year ended December 31, 2016 included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 1, 2017.
(3)	The amount indicated in the column for each fiscal year represents the aggregate grant-date fair value of the stock option grants made in that year, as calculated in accordance with ASC Topic 718, and does not take into account any estimated forfeitures related to service-vesting or performance-vesting conditions. The assumptions used in the calculation of such grant-date fair value are set forth in footnote 5 to the Company’s audited financial statements for the year ended December 31, 2016 included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 1, 2017.

(4)	The amount shown for each fiscal year includes the actual bonuses earned under the MIP in effect for that fiscal year. For the 2016 fiscal year, for Messrs. Zafiropoulo and Wright, one-half of the reported bonus amount for the 2016 MIP was paid to the named executive officer following the close of the 2016 fiscal year, and the remaining portion of the reported bonus amount for the 2016 MIP is subject to vesting tied to the named executive officer’s continued service with the Company through December 31, 2017, and for Ms. Landon and Mr. Ghosh, all of the reported bonus amount for the 2016 MIP was paid to the named executive officer following the close of the 2016 fiscal year.

The amount shown for the 2016 fiscal year for Messrs. Zafiropoulo and Wright also includes the 25% portion of the bonuses under the long-term incentive plan (“LTIP”) for achieving a stock price of $22.80 for a period of 15 consecutive trading days from July 8, 2016 to July 28, 2016 that was earned in the 2016 fiscal year. This amount vested immediately and was paid to each of such executive officers following the achievement of the stock price level. The remaining portion of the bonus will vest 25% on each of July 28, 2017, July 28, 2018 and July 28, 2019, subject to the executive’s continued service, and will be recorded in the year in which such portion vests and is paid.

The following table provides detail on the amounts reported in the Non-Equity Incentive Plan Compensation column of the table above for each named executive officer for fiscal year 2016:

Name	Management Incentive Plan ($)	Long-Term Incentive Award ($)	Total ($)
Arthur W. Zafiropoulo	1,601,943	350,000	1,951,943
Bruce R. Wright	650,064	125,000	775,064
Tammy D. Landon	192,500	—	192,500
Dave Ghosh	210,000	—	210,000

(5)	The amounts in this column represent the notional gain for the applicable fiscal year with respect to the compensation deferred by the named executive officer under the Executive Deferred Compensation Plan. For further information regarding the Executive Deferred Compensation Plan, please see the section entitled “Nonqualified Deferred Compensation” below.
(6)	Represents the costs to the Company for the non-business use of a Company car provided to Mr. Zafiropoulo.

Grants of Plan-Based Awards - Fiscal 2016

The following table provides certain summary information concerning each grant of an award made to a named executive officer in the 2016 fiscal year under a compensation plan. We did not grant stock or option awards to our named executive officers in the 2016 fiscal year.

Name	Grant Date		Potential Payouts Under Non-Equity Incentive Plan Awards			All Other Stock Awards: Number of Shares of Stock or Units (#)	All Other Option Awards: Number of Securities Underlying Options (#)	Exercise or Base Price of Option Awards ($/Share)	Grant Date Fair Value of Equity Awards ($)
(a)	(b)		Threshold ($)(c)	Target ($)(d)	Maximum ($)(e)	(f)	(g)	(h)	(i)
Arthur W. Zafiropoulo	2/24/16	(1)	199,238	862,500	1,351,250	—	—	—	—
Bruce R. Wright	2/24/16	(1)	194,600	350,000	822,500	—	—	—	—
Tammy D. Landon	2/24/16	(2)	—	192,500	—	—	—	—	—
Dave Ghosh	2/24/16	(2)	—	210,000	—	—	—	—	—

(1)

Reflects the potential amounts payable under the Company’s 2016 MIP to each of Messrs. Zafiropoulo and Wright based on the Company’s attainment of revenue and operating income goals set at various levels for that year. Sixty-five percent (65%) of the target bonus amount for each named executive officer was allocated to the revenue performance metric, and thirty-five percent (35%) of the target bonus amount for each named executive officer was allocated to the operating income performance metric. If the Company’s revenue for the 2016 fiscal year exceeded the highest revenue performance target established for the plan, the bonus potential for the revenue goal would be increased on an extrapolated basis in accordance with the same slope that applies to the two highest performance levels. The bonus potential for the revenue goal is capped at 200% of the target bonus amount allocated to that metric, and operating income goal is capped at 300% of the target bonus amount allocated to that metric. For purposes of the table, the potential bonus indicated for each level assumes that both performance goals were attained at the highest revenue and operating income performance targets established for the plan. For further information concerning such potential bonus amounts, please see the description of the 2016 MIP below.
(2)	Reflects the potential amount payable under the Company’s 2016 MIP to each of Ms. Landon and Mr. Ghosh based on the Company’s achievement of three performance metrics determined by the Compensation Committee for each of the executives. 33.33% of the bonus potential for each of Ms. Landon and Mr. Ghosh is tied to each of the three performance goals applicable to the executive. For further information concerning the potential bonus amounts and performance metrics, please see the description of the 2016 MIP below.

2016 Management Incentive Plan. Bonuses under the 2016 MIP for Messrs. Zafiropoulo and Wright were determined based on the Company’s revenue and operating income for the 2016 fiscal year against specified performance levels established by the Compensation Committee for each metric. Sixty-five percent (65%) of the target bonus for each named executive officer was allocated to the revenue performance goal, and the remaining thirty-five percent (35%) was allocated to the operating income performance goal. For each specified performance level, a designated percentage of the executive’s target bonus allocated to that metric would be payable (subject to the vesting requirement noted below). If the actual level of performance for a particular metric were below the threshold level for that metric, then no bonus amount would be payable with respect to that metric. If the actual level of performance were between any two designated levels up to the highest level for that metric, the potential bonus with respect to that goal would be interpolated on a straight line basis between those two levels. If the Company’s revenue for the 2016 fiscal year exceeded the highest revenue performance target established for the plan, the bonus potential for the revenue goal would be increased on an extrapolated basis in accordance with the same slope that applies to the two highest performance levels. The bonus potential for the revenue goal is capped at 200% of the target bonus amount allocated to that metric and the operating income goal is capped at 300% of the target bonus amount allocated to that metric. Any bonus awarded under the 2016 Management Incentive Program would vest and be payable in two installments, with one-half of the bonus amount to be paid at the end of the 2016 and 2017 fiscal years, subject to the named executive officer’s continued service with the Company through the vesting date. Each bonus installment will be paid as it vests and will earn interest at a designated rate until paid.

The bonus opportunity for each of Ms. Landon and Mr. Ghosh under the 2016 MIP was tied to three different performance objectives determined by the Compensation Committee. 33.33% of Ms. Landon’s cash bonus opportunity was tied to each of the following three performance metrics: (i) the Company’s reduction of inventory by 10% from the end of fiscal 2015, (ii) the Company’s achievement of 98% on-time system deliveries, and (iii) the Company’s reduction of travel and entertainment expenses by 5% from the amount in fiscal 2015. 33.33% of Mr. Ghosh’s cash bonus opportunity was tied to each of the following three performance metrics: (i) the Company’s achievement of 90% bookings plan with a value of $171,000,000, (ii) the Company’s reduction of courtesy by 10% from the amount in fiscal 2015, and (iii) the Company’s reduction of travel and entertainment expenses by 5% from the amount in fiscal 2015. The performance with respect to each of the performance metrics is tied to a payout multiple, where the payout multiple is 1.0x if the applicable performance objective is fully achieved during the fiscal year, or 0x if the applicable performance objective is not achieved during the fiscal year.

For more information regarding the 2016 MIP and the specific performance targets and payout levels, please see the section entitled “Elements of Compensation—Annual Cash Bonus” in the Company’s Compensation Discussion and Analysis.

For information regarding the treatment of these awards upon certain terminations of the executive’s employment or a change in control of the Company, please see “Employment Contracts, Termination of Employment Agreements and Change of Control” below.

Outstanding Equity Awards at Fiscal 2016 Year-End

The following table provides certain summary information concerning outstanding equity awards held by the named executive officers as of December 31, 2016.

Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable		Option Exercise Price($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)		Market Value of Shares or Units of Stock That Have Not Vested ($)(1)
Arthur W. Zafiropoulo						14,000	(2)	335,720
						4,000	(3)	95,920
	18,000	7,000	(4)	17.30	10/26/24
	18,000	7,000	(4)	24.10	7/20/24
	18,000	7,000	(4)	26.75	4/27/24
	18,000	7,000	(4)	25.31	2/2/24
	75,000	—		9.66	2/3/18

Bruce R. Wright						7,000	(2)	167,860
						2,000	(3)	47,960
	13,500	5,250	(4)	17.30	10/26/24
	13,500	5,250	(4)	24.10	7/20/24
	13,500	5,250	(4)	26.75	4/27/24
	13,500	5,250	(4)	25.31	2/2/24
	26,666	—		28.92	10/21/22
	26,667	—		30.12	7/22/22
	26,667	—		31.24	4/22/22
	25,000	—		22.00	10/23/21
	25,000	—		27.75	7/24/21
	25,000	—		30.91	4/25/21
	25,000	—		22.53	1/30/21
	25,000	—		18.65	10/25/20
	25,000	—		18.92	7/26/20
	25,000	—		15.65	4/25/20
	19,528	—		12.25	2/7/20
	4,800	—		9.66	2/3/18
Tammy D. Landon						13,000 7,800 4,800 2,800 1,600	(5) (6) (7) (8) (9)	311,740 187,044 115,104 67,144 38,368
	2,160	840	(10)	17.30	10/26/24
	2,160	840	(10)	24.10	7/20/24
	2,160	840	(10)	26.75	4/27/24
	2,160	840	(10)	25.31	2/2/24
	7,040	6,400	(11)	28.92	10/21/22
	7,040	6,400	(11)	30.12	7/22/22
	7,040	6,400	(11)	31.24	4/22/22
	4,100	2,800	(12)	22.00	10/23/21
	4,400	2,800	(12)	27.75	7/24/21
	4,400	2,800	(12)	30.91	4/25/21
	4,131	2,800	(12)	22.53	1/30/21
	3,200	1,600	(13)	18.65	10/25/20
	3,200	1,600	(13)	18.92	7/25/20
	600	1,600	(13)	15.65	4/25/20
	600	1,600	(13)	12.25	2/07/20
Dave Ghosh						6,200	(5)	148,676
	2,700	1,050	(10)	17.30	10/26/24	7,800	(6)	187,044
	2,700	1,050	(10)	24.10	7/20/24	4,800	(7)	115,104
	2,700	1,050	(10)	26.75	4/27/24	4,200	(8)	100,716
	2,700	1,050	(10)	25.31	2/2/24	1,600	(9)	38,368
	7,040	6,400	(11)	28.92	10/21/22
	7,040	6,400	(11)	30.12	7/22/22
	7,040	6,400	(11)	31.24	4/22/22
	5,550	4,200	(12)	22.00	10/23/21
	6,600	4,200	(12)	27.75	7/24/21
	6,600	4,200	(12)	30.91	4/25/21
	5,551	4,200	(12)	22.53	1/30/21
	3,709	1,600	(13)	18.65	10/25/20
	3,700	1,600	(13)	18.92	7/25/20
	2,900	1,600	(13)	15.65	4/25/20
	2,900	1,600	(13)	12.25	2/8/20

(1)	Based on the $23.98 closing price per share of the Company’s common stock on December 30, 2016, the last trading day of fiscal 2016, as reported by Nasdaq.
(2)	Reflects the unvested portion of RSU awards covering an aggregate of 50,000 shares of the Company’s common stock that were made to Mr. Zafiropoulo in four equal installments during the 2014 fiscal year and the unvested portion of RSU awards covering an aggregate of 25,000 shares of the Company’s common stock that were made to Mr. Wright on a similar basis during the 2014 fiscal year. Each installment of the RSU award will vest in a series of 50 successive equal monthly installments upon the named executive officer’s completion of each month of continued employment over the 50-month period measured from January 1, 2014, subject to full vesting acceleration in the event his employment terminates under certain circumstances or upon certain changes in control or ownership of the Company. The shares underlying the vested units will be issued at designated intervals over the 50-month vesting period or (if earlier) upon the occurrence of any of the vesting acceleration events.
(3)	Reflects the unvested portion of RSU awards covering an aggregate of 100,000 shares of the Company’s common stock that were made to Mr. Zafiropoulo in two equal installments during the 2013 fiscal year and the unvested portion of RSU awards covering an aggregate of 50,000 shares of the Company’s common stock that were made to Mr. Wright on a similar basis during the 2013 fiscal year. Each installment of the RSU award will vest in a series of 50 successive equal monthly installments upon the named executive officer’s completion of each month of continued employment over the 50-month period measured from January 1, 2013, subject to full vesting acceleration in the event his employment terminates under certain circumstances or upon certain changes in control or ownership of the Company. The shares underlying the vested units will be issued at designated intervals over the 50-month vesting period or (if earlier) upon the occurrence of any of the vesting acceleration events.
(4)	Reflects the unvested portion of the stock option grants covering an aggregate of 100,000 shares of the Company’s common stock made to Mr. Zafiropoulo in four equal quarterly installments during the 2014 fiscal year and 75,000 shares of the Company’s common stock made to Mr. Wright on a similar basis during the 2014 fiscal year. Each quarterly option grant will vest in a series of fifty successive equal monthly installments upon the named executive officer’s completion of each month of continued employment over the 50-month period measured from January 1, 2014. However, each such option will vest in full and become exercisable for all the shares of the Company’s common stock subject to that option in the event the named executive officer’s employment terminates under certain circumstances or upon certain changes in control or ownership of the Company.
(5)	Reflects the unvested portion of RSU awards covering an aggregate of 14,000 shares of the Company’s common stock that were made to Ms. Landon in four equal installments of 1,000 shares and one installment of 10,000 shares during the 2014 fiscal year and the unvested portion of RSU awards covering an aggregate of 15,000 shares of the Company’s common stock that were made to Mr. Ghosh on a similar basis during the 2014 fiscal year. Each installment of the RSU award will vest in a series of 50 successive equal monthly installments upon the named executive officer’s completion of each month of continued employment over the 50-month period measured from January 1, 2014 and October 1, 2014, respectively, subject to full vesting acceleration in the event the named executive officer’s employment terminates under certain circumstances or upon certain changes in control or ownership of the Company. The shares underlying the vested units will be issued at designated intervals over the 50-month vesting period or (if earlier) upon the occurrence of any of the vesting acceleration events.
(6)	Reflects the unvested portion of RSU awards covering an aggregate of 15,000 shares of the Company’s common stock that were made to Ms. Landon in two equal installments during the 2013 fiscal year and the unvested portion of RSU awards covering an aggregate of 15,000 shares of the Company’s common stock that were made to Mr. Ghosh on a similar basis during the 2013 fiscal year. Each installment of the RSU award will vest in a series of 100 successive equal monthly installments upon the named executive officer’s completion of each month of continued employment over the 100-month period measured from January 1, 2013, subject to full vesting acceleration in the event the named executive officer’s employment terminates under certain circumstances or upon certain changes in control or ownership of the Company. The shares underlying the vested units will be issued at designated intervals over the 100-month vesting period or (if earlier) upon the occurrence of any of the vesting acceleration events.
(7)	Reflects the unvested portion of RSU awards covering an aggregate of 12,000 shares of the Company’s common stock that were made to Ms. Landon in three equal installments during the 2012 fiscal year and the unvested portion of RSU awards covering an aggregate of 12,000 shares of the Company’s common stock that were made to Mr. Ghosh on a similar basis during the 2012 fiscal year. Each installment of the RSU award will vest in a series of 100 successive equal monthly installments upon the named executive officer’s completion of each month of continued employment over the 100-month period measured from January 1, 2012, subject to full vesting acceleration in the event the named executive officer’s employment terminates under certain circumstances or upon certain changes in control or ownership of the Company. The shares underlying the vested units will be issued at designated intervals over the 100-month vesting period or (if earlier) upon the occurrence of any of the vesting acceleration events.

(8)	Reflects the unvested portion of RSU awards covering an aggregate of 10,000 shares of the Company’s common stock that were made to Ms. Landon in four equal installments during the 2011 fiscal year and the unvested portion of RSU awards covering an aggregate of 15,000 shares of the Company’s common stock that were made to Mr. Ghosh on a similar basis during the 2011 fiscal year. Each installment of the RSU award will vest in a series of 100 successive equal monthly installments upon the named executive officer’s completion of each month of continued employment over the 100-month period measured from January 1, 2011, subject to full vesting acceleration in the event the named executive officer’s employment terminates under certain circumstances or upon certain changes in control or ownership of the Company. The shares underlying the vested units will be issued at designated intervals over the 100-month vesting period or (if earlier) upon the occurrence of any of the vesting acceleration events.
(9)	Reflects the unvested portion of RSU awards covering an aggregate of 10,000 shares of the Company’s common stock that were made to Ms. Landon in four equal installments during the 2010 fiscal year and the unvested portion of RSU awards covering an aggregate of 10,000 shares of the Company’s common stock that were made to Mr. Ghosh on a similar basis during the 2010 fiscal year. Each installment of the RSU award will vest in a series of 100 successive equal monthly installments upon the named executive officer’s completion of each month of continued employment over the 100-month period measured from January 1, 2010, subject to full vesting acceleration in the event the named executive officer’s employment terminates under certain circumstances or upon certain changes in control or ownership of the Company. The shares underlying the vested units will be issued at designated intervals over the 100-month vesting period or (if earlier) upon the occurrence of any of the vesting acceleration events.
(10)	Reflects the unvested portion of the stock option grants covering an aggregate of 12,000 shares of the Company’s common stock made to Ms. Landon in four equal quarterly installments during the 2014 fiscal year and 15,000 shares of the Company’s common stock made to Mr. Ghosh on a similar basis during the 2014 fiscal year. Each quarterly option grant will vest in a series of fifty successive equal monthly installments upon the named executive officer’s completion of each month of continued employment over the 50-month period measured from January 1, 2014. However, each such option will vest in full and become exercisable for all the shares of the Company’s common stock subject to that option in the event the named executive officer’s employment terminates under certain circumstances or upon certain changes in control or ownership of the Company.
(11)	Reflects the unvested portion of the stock option grants covering an aggregate of 48,000 shares of the Company’s common stock made to Ms. Landon in three equal quarterly installments during the 2012 fiscal year and 48,000 shares of the Company’s common stock made to Mr. Ghosh on a similar basis during the 2012 fiscal year. Each quarterly option grant will vest in a series of one hundred successive equal monthly installments upon the named executive officer’s completion of each month of continued employment over the 100-month period measured from January 1, 2012. However, each such option will vest in full and become exercisable for all the shares of the Company’s common stock subject to that option in the event the named executive officer’s employment terminates under certain circumstances or upon certain changes in control or ownership of the Company.
(12)	Reflects the unvested portion of the stock option grants covering an aggregate of 40,000 shares of the Company’s common stock made to Ms. Landon in four equal quarterly installments during the 2011 fiscal year and 60,000 shares of the Company’s common stock made to Mr. Ghosh on a similar basis during the 2011 fiscal year. Each quarterly option grant will vest in a series of one hundred successive equal monthly installments upon the named executive officer’s completion of each month of continued employment over the 100-month period measured from January 1, 2011. However, each such option will vest in full and become exercisable for all the shares of the Company’s common stock subject to that option in the event the named executive officer’s employment terminates under certain circumstances or upon certain changes in control or ownership of the Company.
(13)	Reflects the unvested portion of the stock option grants covering an aggregate of 40,000 shares of the Company’s common stock made to Ms. Landon in four equal quarterly installments during the 2010 fiscal year and 40,000 shares of the Company’s common stock made to Mr. Ghosh on a similar basis during the 2010 fiscal year. Each quarterly option grant will vest in a series of one hundred successive equal monthly installments upon the named executive officer’s completion of each month of continued employment over the 100-month period measured from January 1, 2010. However, each such option will vest in full and become exercisable for all the shares of the Company’s common stock subject to that option in the event the named executive officer’s employment terminates under certain circumstances or upon certain changes in control or ownership of the Company.

Option Exercises and Stock Vested - Fiscal 2016

The following table sets forth for each of the named executive officers, the number of shares of the Company’s common stock acquired and the value realized on each exercise of stock options during the year ended December 31, 2016, and the number and value of shares of the Company’s common stock subject to each restricted stock unit award that vested during the year ended December 31, 2016.

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)(1)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)(2)
Arthur W. Zafiropoulo	0	0	69,600	1,423,512
Bruce R. Wright	0	0	29,200	596,604
Tammy D. Landon	3,000	33,378	11,160	233,724
Dave Ghosh	0	0	12,600	262,578

(1)	Value realized is determined (i) by multiplying the closing price of a share of our common stock on the applicable vesting date, as reported by Nasdaq, by the number of shares as to which the award was exercised on such date, and (ii) subtracting the applicable exercise price of the award.
(2)	Value realized is determined by multiplying (i) the closing price of a share of our common stock on the applicable vesting date, as reported by Nasdaq, by (ii) the number of shares as to which each award vested on such date.

Nonqualified Deferred Compensation - Fiscal 2016

Deferred Cash Compensation

The following table shows the deferred compensation activity for each named executive officer during the 2016 fiscal year. The column labeled “Executive Contributions in Last FY” indicates the amount of compensation voluntarily deferred by the named executive officer under the Company’s Executive Deferred Compensation Plan. The column entitled “Registrant Contributions in Last FY” reflects the portion of the bonus earned by each named executive officer under the 2016 MIP that was deferred pursuant to the terms of that plan.

Name	Executive Contributions in Last FY ($)	Registrant Contributions in Last FY ($)		Aggregate Earnings in Last FY ($)		Aggregate Withdrawals/ Distributions ($)		Aggregate Balance at Last FYE ($)(4)
Arthur W. Zafiropoulo	0	800,972	(1)	34,162	(2)	601,127	(3)	1,085,290
Bruce R. Wright	3,712	325,032	(1)	20,209	(2)	226,906	(3)	445,180
Tammy D. Landon	79,225	0		7,180	(2)	29,377	(3)	162,597
Dave Ghosh	77,596	0		32,909	(2)	34,502	(3)	200,804

(1)	As described in the “Compensation Discussion and Analysis” above, one-half of the total bonus amount awarded to each of Messrs. Zafiropoulo and Wright and 100% of the total bonus amount awarded to each Ms. Landon and Mr. Ghosh under the 2016 MIP was paid to the named executive officer following the close of the 2016 fiscal year. The remaining portion of the total bonus amount for each of Messrs. Zafiropoulo and Wright is subject to vesting tied to the named executive officer’s continued service with the Company through December 31, 2017. The amount reported in this column for Messrs. Zafiropoulo and Wright includes the portion of the bonus amount under the 2016 MIP that was deferred subject to this vesting requirement in the amount of $800,972 and $325,032, respectively. This amount has been included in the Summary Compensation Table as 2016 Bonus compensation for the executive. No portion of the bonus amounts awarded under the 2016 MIP to Ms. Landon and Mr. Ghosh was deferred.
(2)	Includes a notional gain in the amount of $5,953, $2,228 and $27,040 for the 2016 fiscal year with respect to the compensation deferred by Mr. Wright, Ms. Landon and Mr. Ghosh, respectively, under the Executive Deferred Compensation Plan. The amount represents the net notional rate of return for the 2016 fiscal year based on the actual market earnings realized by the investment funds selected by the named executive officer from the group of investment funds available to track notional investment returns on the account balances maintained under the Executive Deferred Compensation Plan. The investment funds so selected by the named executive officers for the 2016 fiscal year and the rate of return for such funds of 12.79%, 0.32%, 8.76% for Mr. Wright, Ms. Landon and Mr. Ghosh, respectively. The balance of the amount shown is interest credited on deferred bonus amounts pursuant to the terms of the applicable award.
(3)	Represents the vested amounts paid to the named executive officers during the 2016 fiscal year pursuant to the deferred portion of the bonuses awarded to them under the MIP for the 2014 and 2015 fiscal year.
(4)	Includes the following amounts reported for the named executive officer in the Summary Compensation Tables for the 2016 fiscal year and prior fiscal years: for Mr. Zafiropoulo, (i) $30,815 of the $119,378 Non-Equity Incentive Plan bonus amount reported for the 2014 fiscal year (including earnings), (ii) $227,472 of the $440,624 Non-Equity Incentive Plan bonus amount reported for the 2015 fiscal year (including earnings), and (iii) $827,004 of the $1,601,943 Non-Equity Incentive Plan bonus amount reported for the 2016 fiscal year (including earnings); for Mr. Wright, (i) $12,898 of the $48,443 Non-Equity Incentive Plan bonus amount reported for the 2014 fiscal year (including earnings), (ii) $92,308 of the $178,804 Non-Equity Incentive Plan bonus amount reported for the 2015 fiscal year (including earnings), (iii) 335,594 of the $650,064 Non-Equity Incentive Plan bonus amount reported for the 2016 fiscal year (including earnings), and (iv) $9,664 in deferred compensation under the Executive Deferred Compensation Plan; for Ms. Landon, (i) $6,062 of the $23,000 Non-Equity Incentive Plan bonus amount reported for the 2014 fiscal year (including earnings), (ii) $75,083 of the $94,000 Non-Equity Incentive Plan bonus amount reported for the 2015 fiscal year (including earnings), and (iii) $81,453 in deferred compensation under the Executive Deferred Compensation Plan; for Mr. Ghosh, (i) $6,707 of the $25,000 Non-Equity Incentive Plan bonus amount reported for the 2014 fiscal year (including earnings), (ii) $89,460 of the $112,000 Non-Equity Incentive Plan bonus amount reported for the 2015 fiscal year (including earnings), and (iii) $104,637 in deferred compensation under the Executive Deferred Compensation Plan.

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

Deferred Equity Compensation

The following table shows the deferred compensation activity for each named executive officer for the 2016 fiscal year attributable to (1) the executive’s outstanding RSU awards that vested prior to January 1, 2016 and were paid out in shares of the Company’s common stock on a deferred basis during 2016, and (2) the executive’s outstanding RSU awards that were vested as of December 31, 2016 but that are subject to a deferred issuance date. In each case, the fair market value of shares of the Company’s common stock as of a particular date reflected in the table is determined based on the closing price per share of the Company’s common stock as of that date as reported by Nasdaq.

Name	Executive Contributions in Last FY ($)	Registrant Contributions in Last FY ($)(1)	Aggregate Earnings in Last FY ($)(2)	Aggregate Withdrawals/ Distributions ($)(3)	Aggregate Balance at Last FYE ($)(4)
Arthur W. Zafiropoulo	0	811,440	86,184	1,318,680	863,280
Bruce R. Wright	0	405,720	40,548	561,660	431,640
Tammy D. Landon	0	86,554	10,172	178,266	92,083
Dave Ghosh	0	91,963	11,281	207,570	97,838

(1)	Represents, with respect to the shares of the Company’s common stock in which Mr. Zafiropoulo (36,000 shares), Mr. Wright (18,000 shares), Ms. Landon (3,840 shares) and Mr. Ghosh (4,080 shares) vested during 2016 under their outstanding RSU awards that are subject to deferred issuance dates such that the shares would not be issued until after December 31, 2016, the fair market value of those shares on the applicable vesting date.
(2)	Represents the sum of (i) with respect to the shares of the Company’s common stock in which Mr. Zafiropoulo (64,800 shares), Mr. Wright (27,600 shares), Ms. Landon (8,760 shares) and Mr. Ghosh (10,200 shares) were vested on January 1, 2016 under their outstanding RSU awards with deferred issuance dates, the change in value between the fair market value of those shares on December 31, 2016 (or, if earlier, the date of their actual issuance in the 2016 fiscal year) and their fair market value as of January 1, 2016; and (ii) with respect to the shares of the Company’s common stock in which Mr. Zafiropoulo (36,000 shares), Mr. Wright (18,000 shares), Ms. Landon (3,840 shares) and Mr. Ghosh (4,080 shares) vested during the 2016 fiscal year under their outstanding RSU awards with deferred issuance dates such that the shares would not be issued until after December 31, 2016, the change in value between the fair market value of those shares on December 31, 2016 and their fair market value as of the applicable vesting date. Since no dividends were paid on the Company’s outstanding common stock during the 2016 fiscal year, no amounts were credited to the named executive officer’s deferred share account pursuant to the dividend equivalent rights provided under his outstanding RSUs.
(3)	Represents, with respect to the shares of the Company’s common stock subject to RSU awards that vested prior to January 1, 2016 and were issued to the named executive officer during the 2016 fiscal year, the fair market value of those shares on the issuance date.
(4)	Represents the fair market value on December 31, 2016 of the shares of the Company’s common stock in which Mr. Zafiropoulo (36,000 shares), Mr. Wright (18,000 shares), Ms. Landon (3,840 shares) and Mr. Ghosh (4,080 share) were vested on that date under their outstanding RSU awards with deferred issuance dates beyond December 31, 2016.

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

While a number of employees do participate in performance-based cash incentive plans, the Company believes that those plans are structured in a manner that encourages the participating employees to remain focused on both the short- and long-term operational and financial goals of the Company. For example, payments under the MIP in which the Company’s executive officers and other members of the management team participate (as discussed earlier in this section on Executive Compensation) are tied to both revenue and operating income metrics that are strategic to the Company’s long-term objectives of sustained revenue generation and continued expense management. In addition, the actual bonus amount is in all instances tied to a fraction or a multiple of the target bonus set for each participant and, for 2016, the maximum bonus potential was capped. Payments based on performance goal attainment under the MIP are also subject to an additional service vesting schedule so that a participant must remain with the Company following the one-year performance measurement period in order to earn his or her full payment for that performance period, thereby further encouraging long-term focus. Finally, the Company has adopted a “clawback” policy that allows the Company to recover amounts awarded under its incentive programs in connection with a restatement of the Company’s financial statements due to noncompliance with applicable securities laws.

A significant portion of the compensation provided to executive officers and other senior employees of the Company is generally in the form of long-term incentive awards that are important to help further align the interests of the recipient with those of the Company’s stockholders. The Company believes that these awards do not encourage unnecessary or excessive risk taking because the ultimate value of the awards is tied to the Company’s stock price. The Company’s equity awards, whether in the form of stock options or restricted stock units, vest over a period of years, and that vesting element encourages award recipients to focus on sustaining the Company’s long-term performance. In addition, through periodic grants of equity awards, the executive officers and other senior employees of the Company always have awards outstanding that could decrease significantly in value if the Company’s business is not managed to achieve its long term goals. As described in the Compensation Discussion and Analysis, no long-term incentives were granted in 2016; however, the long-term incentives granted to Messrs. Zafiropoulo and Wright in 2015, which continued in effect through 2016, were in the form of cash awards that would vest and be payable only if the Company achieved pre-established stock price goals. Because the value of these awards depended on significant increases in our stock price from the level at the time the awards were granted, the Company believes these awards helped further align the executives’ interests with those of our stockholders and did not create excessive risk.

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

Director Compensation - Fiscal 2016

The following table sets forth certain information regarding the compensation of each non-employee director for service on the Board of Directors during the 2016 fiscal year.

Name	Fees Earned or Paid in Cash ($)(1)	Option Awards ($)(2)	Stock Awards ($)(3)(4)	All other Compensation	Total ($)
Ronald Black	15,500	—	94,912	—	110,412
Michael Child	96,500	—	94,912	—	191,412
Beatriz Infante	13,500	—	94,912	—	108,412
Joel F. Gemunder(5)	119,900	—	—	—	119,900
Paramesh Gopi	17,500	—	94,912	—	112,412
Nicholas Konidaris(6)	54,500	—	—	—	54,500
Dennis Raney	132,602	—	94,912	—	227,515
Henri Richard	96,875	—	94,912	—	191,788
Rick Timmins(7)	128,625	—	—	—	128,625

(1)	Represents cash retainer fees for serving on our Board of Directors and Board committees and fees for attending meetings of the Board of Directors or Board committees. For further information concerning the cash retainer fees, see the section below entitled “Director Annual Meeting and Retainer Fees”.
(2)	As of December 31, 2016, the following non-employee directors held options to purchase the following number of shares of the Company’s common stock: Mr. Black, no shares; Mr. Child, no shares; Ms. Infante, no shares; Mr. Gemunder, no shares; Mr. Gopi, no shares; Mr. Konidaris, no shares; Mr. Raney, no shares; Mr. Richard, no shares; and Mr. Timmins, no shares.
(3)	Messrs. Black, Child, Gopi, Raney and Richard and Ms. Infante each received an RSU award covering 3,750 shares of the Company’s common stock at the 2016 Annual Meeting. Each such RSU award had a grant-date fair value of $25.31 per unit, for a total grant-date fair value of $94,912 for the award. Such grant-date fair value was, in accordance with ASC Topic 718, based on the closing price per share of the Company’s common stock on the grant date and was not adjusted for estimated forfeitures related to service-vesting conditions. For further information concerning the grant of RSUs to non-employee directors under the automatic grant program of the Company’s 1993 Plan, see the section below entitled “1993 Stock Option/Stock Issuance Plan.”
(4)	As of December 31, 2016, the following non-employee directors held unvested RSU awards covering the following number of shares of the Company’s common stock: Mr. Black, 3,750 shares; Mr. Child, 3,750 shares; Ms. Infante, 3,750 shares; Mr. Gemunder, no shares; Mr. Gopi, 3,750 shares; Mr. Konidaris, no shares; Mr. Raney, 3,750 shares; Mr. Richard, 3,750 shares; and Mr. Timmins, no shares.
(5)	Mr. Gemunder did not stand for re-election as a director at the Company’s 2016 annual meeting of shareholders held on July 19, 2016.
(6)	Mr. Konidaris was not reelected to the Board of Directors at the Company’s 2016 annual meeting of shareholders held on July 19, 2016.
(7)	Mr. Timmins was not reelected to the Board of Directors at the Company’s 2016 annual meeting of shareholders held on July 19, 2016.

Director Annual Retainer and Meeting Fees. For the fiscal year ended December 31, 2016, the cash compensation paid to the non-employee Board members was as follows: (i) a base annual cash retainer of $30,000, (ii) an additional cash fee of $20,000 to the Board member serving as “lead director”, (iii) an additional cash fee of $20,000 to the Board member serving as Chair of the Audit Committee, (iv) an additional cash fee of $17,500 to each Board member serving as the Chair of any standing Board committee other than the Audit Committee, (v) a cash fee of $2,000 per Board meeting attended, (vi) a cash fee of $2,000 per standing Board committee meeting attended (except that no fee is paid for any Board committee meeting held on the same day as a Board meeting), and (vii) a cash fee of $1,000 per standing Board committee meeting held on the day before or after a Board meeting at the Company’s headquarters.

1993 Stock Option/Stock Issuance Plan. Pursuant to the automatic grant program in effect under the 1993 Stock Option/Stock Issuance Plan that was approved by the Board of Directors in October 2015 and as in effect at the start of the 2016 fiscal year, each non-employee director will, upon his or her initial election or appointment to the Board of Directors, receive a one-time automatic RSU award covering 3,750 shares of the Company’s common stock, provided such individual has not previously been in the Company’s employ. On the date of each Annual Stockholders Meeting, beginning with the 2016 Annual Stockholders Meeting, each non-employee Board member who continues to serve on the Board of Directors, whether or not he or she has been in the prior employ of the Company, will automatically receive an RSU award covering 3,750 shares of the Company’s common stock. There is no limit on the number of such annual RSU awards any one individual may receive over his or her period of continued Board service, but no individual will receive a 3,750-share RSU award for a particular year under the automatic grant program if he or she has received his or her initial RSU award under the automatic grant program within the immediately preceding six (6) months. Accordingly, each of the following non-employee Board members received an RSU award covering 3,750 shares of the Company’s common stock at the 2016 Annual Meeting: Messrs. Black, Child, Gopi, Raney and Richard, and Ms. Infante.

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

Non-Employee Director Stock Ownership Guidelines. The Board has adopted stock ownership guidelines for non-employee directors that provide that within three years of becoming a member of the Board of Directors, or three years after the date of approval of the guidelines, whichever is later, each director is expected to accumulate and thereafter continue to hold, a minimum number of shares of the Company’s common stock equal to six times the base annual cash retainer payable to each non-employee director for service on the Board. Unvested stock and shares issuable upon distribution pursuant to unvested restricted stock units granted by the Company, in each case that vest as a result of the Director’s continued service to the Company over time (subject to any applicable vesting acceleration provisions), can be applied toward this goal. However, unvested stock and shares issuable upon distribution pursuant to unvested restricted stock units in each case that vest in connection with the achievement of performance targets, as well as unexercised options (whether vested or unvested) shall not count toward such goal. The shares must be held by the director as an individual or as part of a family trust. It is intended that directors hold, through outright ownership and through the Company’s equity award grants, a meaningful number of shares of the Company’s common stock, but that the foregoing policy be flexible in order to avoid foreclosing the appointment of or continued service by viable candidates for the Board in appropriate circumstances.

Employment Contracts, Termination of Employment Agreements and Change of Control

Employment Contracts, Termination of Employment and Change in Control Agreements

The Company has existing employment agreements with Messrs. Zafiropoulo and Wright, and has entered into Change in Control Severance Agreements with Ms. Landon and Mr. Ghosh , that provide for accelerated vesting and severance benefits under certain circumstances. Those agreements may be summarized as follows:

Mr. Zafiropoulo

The employment agreement with Mr. Zafiropoulo provides that he will serve as the Chief Executive Officer of the Company and that the Company will use its reasonable best efforts to have him elected as a member of the Board of Directors and as Chairman of the Board of Directors for so long as he remains so employed by the Company. Pursuant to the employment agreement, Mr. Zafiropoulo is entitled to receive an annual base salary and is eligible for an annual incentive bonus. His annual base salary rate for the 2016 fiscal year was $575,000 and his target annual incentive for the 2016 fiscal year was 150% of his base salary. He may also receive stock options or restricted stock unit awards from time to time at the discretion of the Compensation Committee. Mr. Zafiropoulo is also entitled to reimbursement from the Company for the costs incurred to obtain lifetime retiree health care coverage (medical and dental) for himself and his spouse. To the extent such reimbursements become taxable to Mr. Zafiropoulo or his spouse, he or she will be entitled to a full tax gross-up from the Company to cover the taxes attributable to such reimbursements and any taxes that apply to the gross-up payment.

Mr. Zafiropoulo’s employment may be terminated by him or by the Company at any time, with or without cause. If the Company terminates his employment other than for cause, or in the event of his death, disability or resignation for good reason, Mr. Zafiropoulo (or his beneficiary) will be entitled to receive (i) the outstanding unvested balance of the bonuses earned for prior years, (ii) 12 months of continued base salary at the rate then in effect, (iii) accelerated vesting of twenty-five percent (25%) of his outstanding stock options and restricted stock units (or such greater acceleration as set forth in an award agreement which, based on the outstanding award agreements as of December 31, 2016, results in one hundred percent (100%) accelerated vesting), (iv) an extension of the time to exercise his outstanding vested stock options for a period of up to one year and 90 days measured from the termination date of his employment and (v) continued use of a Company car for 12 months with reimbursement from the Company of all related expenses.

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

Mr. Wright

The employment agreement with Mr. Wright provides that he will serve as the Senior Vice President, Finance, Chief Financial Officer, and Secretary of the Company. Pursuant to the employment agreement, Mr. Wright is entitled to receive an annual base salary and is eligible for an annual incentive bonus. His annual base salary rate for fiscal year 2016 was $350,000 and his target annual incentive for the 2016 fiscal year was 100% of his base salary. In addition, he may also receive stock options or restricted stock unit awards from time to time at the discretion of the Compensation Committee.

Mr. Wright’s employment may be terminated by him or by the Company at any time, with or without cause. If the Company terminates his employment other than for cause, or in the event of his death, disability or resignation for good reason, Mr. Wright (or his beneficiary) will be entitled to receive (i) the outstanding unvested balance of the bonuses earned for prior years, (ii) 12 months of continued base salary at the rate then in effect, (iii) accelerated vesting of twenty-five percent (25%) of his outstanding stock options and restricted stock units (or such greater acceleration as set forth in an award agreement which, based on the outstanding award agreements as of December 31, 2016, results in one hundred percent (100%) accelerated vesting), (iv) an extension of the time to exercise his outstanding vested stock options for a period of up to one year and 90 days measured from the termination date of his employment, and (v) reimbursement from the Company for the costs incurred to obtain lifetime retiree health care coverage (medical and dental) for himself and his spouse, to the extent those costs exceed the amount charged an active employee of the Company for comparable health care coverage.

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

Ms. Landon and Mr. Ghosh

The change in control severance agreement with each of Ms. Landon and Mr. Ghosh (together, the “Change in Control Severance Agreements”) provides that, in the event of a termination of the executive’s employment by the Company without cause or by the executive for good reason, in each case upon or within 12 months after a change in control that occurs on or before June 30, 2018, the executive will be entitled to receive (i) a lump sum payment in cash equal to the executive’s highest annualized rate of base salary from the Company in effect at any time in the one year period preceding the executive’s termination of employment with the Company (“Base Salary Rate”), (ii) a lump sum payment in cash equal to 25% of the executive’s Base Salary Rate in lieu of any additional cash bonus, (iii) accelerated vesting of the executive’s unvested equity awards outstanding immediately prior to the executive’s termination of employment with the Company (unless the terms and conditions of the applicable award agreement expressly supersede the Change in Control Severance Agreement), and (iv) the outstanding unvested balance of the bonuses earned for prior years.

Each of the executive’s right to receive the benefits described above is contingent on the executive’s continued employment through the effective time of the change in control and the executive signing and not revoking a general release agreement containing a release of claims in favor of the Company. A change of control for purposes of the Change in Control Severance Agreements has the same meaning as in Mr. Zafiropoulo’s employment agreement described above.

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

With respect to the long-term cash awards granted to Messrs. Zafiropoulo and Wrightin March 2015, unvested amounts that have been credited under the award based on achievement of a stock price goal and are subject only to a continued employment requirement will immediately vest and become payable if either (1) the named executive officer’s employment is involuntarily terminated or is terminated due to the executive’s death or disability or (2) a change in control of the Company occurs. In addition, If a change in control of the Company occurs at any time on or before December 31, 2019, the consideration paid for a share of the Company’s common stock in the transaction is $22.80 or more, the executive’s employment with the Company continues through the change in control (or his employment is involuntarily terminated in connection with the change in control), and the executive had not yet earned the full amount of his target award opportunity based on stock price, the executive will be entitled to payment of an additional portion of such target award (determined by applying such per share consideration to the $22.80 and $28.05 goals applicable to the award, and pro-rating the target award opportunity if such per share consideration falls between those goals) less any portion of the target award amount that had been earned based on stock price performance prior to the change in control.

In addition, the outstanding equity awards held by Messrs. Zafiropoulo, Wright and Ghosh and Ms. Landon that were granted prior to January 31, 2017 will vest in full upon a change in control transaction, whether or not these awards are assumed or otherwise continued in effect.

1993 Stock Option/Stock Issuance Plan

All outstanding options and RSUs under the Company’s 1993 Stock Option/Stock Issuance Plan (the “1993 Plan”) will immediately vest upon a change in control, to the extent not assumed or continued in effect by the successor entity or replaced with an incentive compensation program which preserves the intrinsic value of the award at that time and provides for the subsequent vesting and concurrent payout of that value in accordance with the pre-existing vesting schedules for those awards. The Compensation Committee also has the authority as the administrator of the 1993 Plan to provide for the accelerated vesting of any shares of the Company’s common stock subject to outstanding equity awards held by one or more participants whether or not those awards are assumed or continued in effect by the successor entity in the event of (i) an acquisition of the Company by merger or asset sale, (ii) a change in control of the Company effected through the acquisition of more than fifty percent (50%) of the Company’s outstanding common stock or through a change in the majority of the Board of Directors as a result of one or more contested elections for Board membership or (iii) a termination of employment (whether involuntarily or through a resignation for good reason) following such acquisition or change in control. The Compensation Committee has structured the stock options and RSU awards granted to the named executive officers prior to January 31, 2017 so that those equity awards will vest in full on an accelerated basis upon such an acquisition or change in control of the Company. In addition, as explained above, the Company’s existing employment agreements with Messrs. Zafiropoulo and Wright provide for accelerated vesting should their employment terminate under certain circumstances in the absence of a change in control.

Quantification of Benefits

The charts below quantify the potential payments Messrs. Zafiropoulo, Wright and Ghosh and Ms. Landon would receive based upon the following assumptions:

(i) the executive’s employment terminated on December 31, 2016 under circumstances entitling the executive to severance benefits under his or her employment agreement or equity award agreements,

(ii) as to any benefits tied to the executive’s rate of base salary, the rate of base salary is assumed to be the executive’s rate of base salary that was in effect on December 31, 2016 which is $575,000 for Mr. Zafiropoulo,$350,000 for Mr. Wright, $275,000 for Ms. Landon and $300,000 for Mr. Ghosh, and

(iii) with respect to benefits tied to a change in control, the change in control is assumed to have occurred on December 31, 2016 and the change in control consideration paid per share of the Company’s outstanding common stock is assumed to be equal to the closing price of the Company’s common stock on December 30, 2015, the last trading day of fiscal 2016, as reported by Nasdaq, which was $23.98 per share.

In July 2016, the stock price target of $22.80 under the LTIP granted to each of Messrs. Zafiropoulo and Wright in 2015 was achieved for a period of 15 consecutive trading days. As a result, half of the target award amount for each of the executives became eligible to vest, where 25% of such amount vested immediately, and the remaining amount would vest 25% on each of July 28, 2017, July 28, 2018 and July 28, 2019. Such remaining amount would accelerate in connection with the named executive officer’s termination of employment or a change in control of the Company and, accordingly, is reflected in the tables below. The stock price target of $28.05 tied to the other half of the target award amounts under the LTIP had not been met as of December 31, 2016 (and would not have been met if a change in control had occurred on that date based on the $23.98 closing price on that date), and no portion of the other half of the awards would have accelerated in connection with the named executive officers’ termination of employment or a change in control of the Company on that date and, accordingly, the other half of the awards are not reflected in the tables below.

The benefits that would be provided to Ms. Landon and Mr. Ghosh pursuant to their respective Change in Control Severance Agreements, if their employment was terminated in circumstances triggering benefits under those agreements, is not included in the tables below as these agreements were not in effect on December 31, 2016.

Benefits Received Upon a Change in Control (No Termination of Employment)

Name	Accelerated Vesting of Equity Awards ($)(1)	Excise Tax Gross Up
Arthur W. Zafiropoulo	478,640	—
Bruce R. Wright	250,890	—
Tammy D. Landon	613,557	—
Dave Ghosh	660,048	—

(1)	Represents the intrinsic value of the unvested portions of the executive’s stock options and other equity awards that would accelerate in the circumstances described above. In the case of stock options, this value is calculated by multiplying (a) the number of shares subject to the accelerated portion of the option by (b) the amount (if any) by which $23.98 (the closing price of a share of our common stock on December 30, 2016, the last trading day of fiscal 2016, as reported by Nasdaq, the hypothetical acceleration date) exceeds the per share exercise price of the option. In the case of other equity awards, this value is calculated by multiplying the number of shares subject to the accelerated portion of the award by $23.98 (the closing price of a share of our common stock on December 30, 2016 as reported by Nasdaq, the hypothetical acceleration date).

Benefits Received Upon Qualifying Termination in Connection with a Change in Control

Executive	Salary Continuation ($)	Accelerated Vesting of Deferred Compensation ($)		Lifetime Retiree Medical Coverage Reimbursement (including Gross-up for Mr. Zafiropoulo) ($)		Accelerated Vesting Equity Awards / Extension of Stock Option Term		Continued Use of Corporate Automobile ($)	Excise Tax Gross-Up ($)
Arthur W. Zafiropoulo	1,150,000	827,003	(1)	1,014,900	(2)	478,640	(3)	152,800	—
Bruce R. Wright	700,000	335,596	(1)	855,024	(2)	250,890	(3)	—	—
Tammy D. Landon	—	50,819				613,557	(3)	—	—
Dave Ghosh	—	60,550				660,048	(3)	—	—

(1)	Represents the payment of the unvested portion of the bonus awards made under the 2016 MIPs.
(2)	Represents the present value of the estimated cost to provide lifetime retiree medical coverage for the executive, as determined by the Company for financial reporting purposes. For Mr. Zafiropoulo, includes the estimated gross-up payment to cover the taxes attributable to such coverage and any taxes that apply to such gross-up payment.
(3)	Represents the intrinsic value of the unvested portions of the executive’s stock options and other equity awards that would accelerate in the circumstances described above. In the case of stock options, this value is calculated by multiplying (a) the number of shares subject to the accelerated portion of the option by (b) the amount (if any) by which $23.98 (the closing price of a share of our common stock on December 30, 2016, the last trading day of fiscal 2016, as reported by Nasdaq, the hypothetical acceleration date) exceeds the per share exercise price of the option. In the case of other equity awards, this value is calculated by multiplying the number of shares subject to the accelerated portion of the award by $23.98 (the closing price of a share of our common stock on December 30, 2016 as reported by Nasdaq, the hypothetical acceleration date).

Benefits Received Upon Qualifying Termination Not in Connection with a Change in Control

Executive	Salary Continuation ($)	Accelerated Vesting of Deferred Compensation		Lifetime Retiree Medical Coverage Reimbursement (including tax gross-up) ($)		Accelerated Vesting of Stock Options and Other Equity Awards ($)		Continued Use of Corporate Automobile ($)
Arthur W. Zafiropoulo	575,000	827,003	(1)	1,014,900	(2)	478,640	(3)	76,400
Bruce R. Wright	350,000	335,596	(1)	855,024	(2)	250,890	(3)	—
Tammy D. Landon	—	50,819		—		—		—
Dave Ghosh	—	60,550		—		—		—

(1)	Represents the payment of the unvested portion of the bonus awards made under the 2016 MIPs.
(2)	Represents the present value of the estimated cost to provide lifetime retiree medical coverage for the executive, as determined by the Company for financial reporting purposes. For Mr. Zafiropoulo, includes the estimated gross-up payment to cover the taxes attributable to such coverage and any taxes that apply to such gross-up payment.
(3)	Represents the intrinsic value of the unvested portions of the executive’s stock options and other equity awards that would accelerate in the circumstances described above. In the case of stock options, this value is calculated by multiplying (a) the number of shares subject to the accelerated portion of the option by (b) the amount (if any) by which $23.98 (the closing price of a share of our common stock on December 30, 2016, the last trading day of fiscal 2016, as reported by Nasdaq, the hypothetical acceleration date) exceeds the per share exercise price of the option. In the case of other equity awards, this value is calculated by multiplying the number of shares subject to the accelerated portion of the award by $23.98 (the closing price of a share of our common stock on December 30, 2016 as reported by Nasdaq, the hypothetical acceleration date).

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

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

Messrs. Gemunder, Richard, Timmins, Child and Gopi served as members of the Compensation Committee during the fiscal year completed December 31, 2016. No member of the Compensation Committee is a former or current officer or employee of the Company or any of its subsidiaries or had any relationships requiring disclosure by the Company under the rules of the SEC requiring disclosure of certain relationships and related party transactions. No executive officer of the Company serves as a member of the board of directors or compensation committee of any entity which has one or more of its executive officers serving as a member of the Board of Directors or Compensation Committee.

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

Compensation Committee
Michael Child, Chairman
Paramesh Gopi
Henri Richard

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Equity Compensation Information for Plans or Individual Arrangements with Employees and Non-Employees

The following table provides information as of December 31, 2016 with respect to the shares of the Company’s common stock that may be issued under the Company’s existing equity compensation plans. There are no outstanding options assumed by the Company in connection with its acquisitions of other companies, and there are no assumed plans under which options can currently be granted.

	A	B	C
Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options, Restricted Stock Units and Other Rights (#)(3)	Weighted Average Exercise Price of Outstanding Options (4)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column A) (#) (5)
Equity Compensation Plans Approved by Stockholders (1)	3,025,175	$24.48	381,525
Equity Compensation Plans Not Approved by Stockholders (2)	11,160	$12.83	—
Total	3,036,335	$24.43	381,525

(1)	Consists solely of the 1993 Plan.
(2)	Consists solely of the Company’s 1998 Supplemental Stock Option/Stock Issuance Plan.
(3)	Includes 785,733 shares subject to RSUs that will entitle each holder to one share of common stock for each unit that vest over the holder’s period of continued service with the Company.
(4)	Calculated without taking into account the 785,733 shares of common stock subject to outstanding RSUs that will become issuable following the vesting of those units, without any cash consideration or other payment required for those shares.
(5)	As of December 31, 2016, 381,252 shares of common stock were available for issuance under the 1993 Plan. Such shares may be issued under the 1993 Plan upon the exercise of stock options or stock appreciation rights granted under such plan, or the shares may be issued under the stock issuance program in effect under such plan through direct stock bonuses or pursuant to restricted stock issuances or RSU awards which vest upon the attainment of prescribed performance milestones or the completion of designated service periods. The term of the 1998 Supplemental Stock Option/Stock Issuance Plan expired in 2008, and no further awards may be made under that plan.

The 1998 Supplemental Stock Option/Stock Issuance Plan

The 1998 Supplemental Stock Option/Stock Issuance Plan (the “Supplemental Plan”) was implemented by the Board of Directors in October 1998 as a non-stockholder approved plan under which option grants or direct stock issuances could be made to employees who at the time of the grant were neither executive officers nor Board members nor held the title of Vice President or General Manager. The Supplemental Plan expired in October 2008. The Board of Directors authorized 1,950,000 shares of the Company’s common stock for issuance under the Supplemental Plan. All option grants have an exercise price per share not less than the fair market value per share of the common stock on the grant date. Such options have a maximum term of ten years, subject to earlier termination within a specified period following the optionee’s cessation of service with the Company. Each granted option will vest in one or more installments over the optionee’s period of service with the Company. However, all outstanding options under the Supplemental Plan will vest on an accelerated basis in the event the Company is acquired and those options are not assumed, replaced or otherwise continued in effect by the acquiring entity. Restricted stock or restricted stock units awarded under the Supplemental Plan have similar vesting conditions. All options granted under the Supplemental Plan were non-statutory stock options under applicable federal tax laws. As of December 31, 2016, options covering 11,160 shares of common stock were outstanding under the Supplemental Plan, there were no other outstanding awards under the Supplemental Plan and no shares remained available for future awards.

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

OWNERSHIP OF SECURITIES

The following table sets forth certain information known to the Company with respect to the beneficial ownership of the Company’s common stock as of March 31, 2017 (unless otherwise stated in the footnotes) by (i) all persons known to the Company who are or who may be deemed beneficial owners of five percent (5%) or more of the Company’s common stock based solely on a review of Form 4, Schedule 13G and Schedule 13D filings with the Securities and Exchange Commission since January 1, 2016, (ii) each director of the Company, (iii) the named executive officers and (iv) all current directors and executive officers as a group. Unless otherwise indicated, the principal address of each of the stockholders below is c/o Ultratech, Inc., 3050 Zanker Road, San Jose, CA, 95134. Unless otherwise indicated, each of the security holders has sole voting and investment power with respect to the shares beneficially owned, subject to community property laws, where applicable. Except as otherwise indicated in the footnotes to the table or for shares of common stock held in brokerage accounts, which may from time to time, together with other securities held in those accounts, serve as collateral for margin loans made from such accounts, none of the shares reported as beneficially owned are currently pledged as securities for any outstanding loan or indebtedness.

Name and Address of Beneficial Owner(1)	Shares of Common Stock Beneficially Owned	Percentage of Shares Beneficially Owned(1)
BlackRock, Inc.(2) 40 East 52nd Street New York, NY 10022	3,093,715	11.36%
Carlson Capital, L.P.(3) Asgard Investment Corp. II Asgard Investment Corp. Mr. Clint D. Carlson	2,643,986	9.71%
Double Black Diamond Offshore Ltd.	1,339,830
Black Diamond Relative Value Offshore Ltd	1,000,625
Black Diamond Relative Value Cayman, L.P.	182,634
Black Diamond Offshore Ltd.	52,008
Black Diamond SRI Offshore Ltd. 2100 McKinney Avenue, Suite 1800 Dallas, TX 75201	44,200
The Vanguard Group, Inc.(4) 100 Vanguard Blvd. Malvern, PA 19355	2,119,137	7.78%
Frontier Capital Management Co., LLC(5) 99 Summer Street Boston, MA 02110	1,944,755	7.14%
Dimensional Fund Advisors LP(6) Building One 6300 Bee Cave Road Austin, TX 78746	1,741,202	6.39%
Adage Capital Partners, L.P.(7) Adage Capital Partners GP, L.L.C. Adage Capital Advisors, L.L.C. Mr. Robert Atchison Mr. Philip Gross 200 Clarendon Street, 52nd Floor, Boston, MA 02116	1,664,721	6.11%
Veeco Instruments Inc.(8) Terminal Drive Plainview, NY 11803	1,740,687	6.39%
Arthur W. Zafiropoulo(9)	834,623	3.07%
Bruce R. Wright(10)	459,493	1.69%
Tammy Landon(11)	64,469	*
Dave Ghosh(12)	81,922	*
Michael Child	32,180	*
Dennis R. Raney	45,500	*
Henri Richard	43,000	*
Ronald Black	0	*
Beatriz V. Infante	0	*
Paramesh Gopi	0	*
All current directors and executive officers as a group (10 persons)	1,740,687	6.39%

*	Less than one percent (1%) of the outstanding common stock.
(1)	Percentage of ownership is based on 27,229,010 of common stock issued and outstanding on March 31, 2017. This percentage also takes into account the common stock to which such individual or entity has the right to acquire beneficial ownership within sixty (60) days after March 31, 2017, including, but not limited to, through the exercise of options or pursuant to outstanding RSUs; however, such common stock will not be deemed outstanding for the purpose of computing the percentage owned by any other individual or entity. Such calculation is required by Rule 13d-3(d)(1)(i) under the Securities Exchange Act of 1934, as amended.
(2)	Information regarding BlackRock, Inc. is based on its Schedule 13G/A filed with the Securities and Exchange Commission on January 17, 2017.
(3)	Information regarding Double Black Diamond Offshore Ltd., Black Diamond Relative Value Offshore Ltd, Black Diamond Relative Value Cayman, L.P., Black Diamond Offshore Ltd., Black Diamond SRI Offshore Ltd., Carlson Capital L.P., Asgard Investment Corp. II and Asgard Investment Corp. are based on their Schedule 13D/A filed with the Securities and Exchange Commission on July 27, 2016. The number of shares listed in respect of each of Double Black Diamond Offshore Ltd., Black Diamond Relative Value Offshore Ltd, Black Diamond Relative Value Cayman, L.P., Black Diamond Offshore Ltd. and Black Diamond SRI Offshore Ltd. represents the subset of the 2,643,986 shares beneficially owned collectively by the group which is beneficially owned by such entity.
(4)	Information regarding The Vanguard Group, Inc. is based on its Schedule 13G/A filed with the Securities and Exchange Commission on February 13, 2017.
(5)	Information regarding Frontier Capital Management Co. LLC is based on its Schedule 13G/A filed with the Securities and Exchange Commission on February 10, 2017.
(6)	Information regarding Dimensional Fund Advisors LP is based on its Schedule 13G filed with the Securities and Exchange Commission on February 9, 2017.
(7)	Information regarding Adage Capital Partners, L.P., Adage Capital Partners GP, L.L.C. and Adage Capital Advisors, L.L.C., Robert Atchison and Phillip Gross is based on their Schedule 13G/A filed with the Securities and Exchange Commission on February 9, 2017.
(8)	Information regarding Veeco Instruments Inc. (“Veeco”) is based on its Schedule 13D (the “Veeco 13D”) filed with the Securities and Exchange Commission on March 13, 2017. The Veeco 13D represents that Veeco is the beneficial owner of 1,564,023 shares. The value reported in the table includes additional shares acquired after the Veeco 13D was filed. In accordance with the merger agreement between Ultratech and Veeco, certain stockholders of Ultratech (including certain members of the Ultratech’s management and all members of the Board) who are beneficial owners of approximately 6.39% of the outstanding shares of Ultratech stock entered into the Support Agreement with Veeco whereby such stockholders agreed, among other things, to vote the shares of Ultratech stock owned and/or controlled by such stockholder in favor of approval of the merger, adoption of the merger agreement and the consummation of the merger, as well as such other matters set forth in the Support Agreements. Each Support Agreement also contains a ‘‘lock-up’’ provision that, subject to limited exceptions, prevents the stockholders party thereto from transferring their shares of Ultratech stock.
(9)	Consists of (i) 222,237 shares held in the name of Arthur W. Zafiropoulo, trustee of the Separate Property Trust, dated July 20, 1998, for the benefit of Arthur W. Zafiropoulo, (ii) 457,386 shares held in the name of Arthur W. Zafiropoulo for the benefit of Arthur W. Zafiropoulo and Lisa Zafiropoulo Joint Account, (iii) 155,000 shares of the Company’s common stock subject to options which are currently exercisable or will become exercisable within 60 days after March 31, 2017.
(10)	Includes 339,328 shares of the Company’s common stock subject to options, which are currently exercisable or will become exercisable within 60 days after March 31, 2017.
(11)	Includes 60,471 shares of the Company’s common stock subject to options, which are currently exercisable or will become exercisable within 60 days after March 31, 2017.
(12)	Includes 76,550 shares of the Company’s common stock subject to options, which are currently exercisable or will become exercisable within 60 days after March 31, 2017.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The Company’s Amended and Restated Certificate of Incorporation and Bylaws provide for indemnification of all directors and officers. In addition, each director and executive officer of the Company has entered into a separate indemnification agreement with the Company.

Scott Zafiropoulo, the son of Arthur Zafiropoulo, the Company’s Chairman of the Board of Directors and Chief Executive Officer, is an employee of the Company. In fiscal year 2016, Mr. S. Zafiropoulo earned approximately $249,615.52 in salary and earned a bonus of $91,751.87. In addition, as part of the 2014 MIP, Mr. S. Zafiropoulo received restricted stock units covering 23,500 shares of the Company’s common stock with an aggregate grant-date fair value of $350,000, which will vest, and the underlying shares of common stock will be issued in a series of 50 successive equal monthly installments upon his completion of each month of service over the 50-month period measured from January 1, 2014. On January 31, 2017, Mr. S. Zafiropoulo received restricted stock units covering 30,000 shares of the Company’s common stock pursuant to the 1993 Plan with an aggregate grant-date fair value of $777,600, which will vest, and the underlying shares of common stock will be issued in a series of 50 successive equal monthly installments upon his completion of each month of service over the 50-month period measured from February 1, 2017.

The Board of Directors has adopted a written policy that all material transactions with affiliates will be on terms no more or less favorable to the Company than those available from unaffiliated third parties and will be approved by the Audit Committee and the Board of Directors.

DIRECTOR INDEPENDENCE

The Board of Directors has determined that each of Messrs. Black, Child, Gopi, Raney and Richard, and Ms. Infante is an “independent director” as that term is defined in Rule 5605 of The NASDAQ Stock Market’s Marketplace Rules.

Item 14.	Principal Accounting Fees and Services

Audit Fees

Audit fees billed to the Company by Ernst & Young LLP for professional services rendered for the audit of the Company’s 2016 annual financial statements, review of quarterly financial statements, audit services in connection with statutory filings, consents, review of documents filed with the SEC, Section 404 review of internal control over financial reporting, and accounting and financial reporting consultation totaled $1,948,418. Audit fees billed to the Company by Ernst & Young LLP for professional services rendered for the audit of the Company’s 2015 annual financial statements, review of quarterly financial statements, audit services in connection with statutory filings, consents, review of documents filed with the SEC, Section 404 review of internal control over financial reporting, and accounting and financial reporting consultation totaled $1,893,779.

Audit-Related Fees

There were no audit-related fees billed to the Company by Ernst & Young LLP during the Company’s 2016 fiscal year. Audit-related fees billed to the Company by Ernst & Young LLP for assurance and related services that are reasonably related to the performance of the audit or review of the Company’s financial statements during the Company’s 2015 fiscal year totaled $100,000.

Tax Fees

There were no tax fees billed to the Company by Ernst & Young LLP during the Company’s 2016 and 2015 fiscal years.

All Other Fees

Other than as set forth above, there were no other fees billed to the Company by Ernst & Young LLP during the Company’s 2016 and 2015 fiscal years.

All of the 2016 and 2015 audit fees, audit-related fees and tax fees, and all other fees, were pre-approved by the Audit Committee. The Audit Committee has delegated to Mr. Raney the ability to approve, on behalf of the Audit Committee and in accordance with Section 10A under the Securities Exchange Act of 1934, services to be performed by the Company’s independent auditors.

The Audit Committee considered whether the provision of audit-related services, tax services, financial information systems design and implementation services and other non-audit services is compatible with the principal accountants’ independence.

PART IV

Item 15.	Exhibits, Financial Statement Schedules

(a)	The following documents are filed as part of this Report on Form 10-K/A

(3)	Exhibits

The exhibits listed in the Exhibit Index of the Original Filing and the exhibits listed in the Exhibit Index of this Amendment are filed with, or incorporated by reference in, this report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunder duly authorized.

ULTRATECH, INC.

Date: April 19, 2017	By:	/s/ ARTHUR ZAFIROPOULO
Arthur Zafiropoulo
Chairman of the Board of Directors, Chief Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ ARTHUR ZAFIROPOULO Arthur Zafiropoulo	Chairman of the Board of Directors, Chief Executive Officer and President (Principal Executive Officer)	April 19, 2017

/s/ BRUCE WRIGHT Bruce Wright	Senior Vice President, Finance, Chief Financial Officer and Secretary (Principal Financial and Accounting Officer)	April 19, 2017

* Ronald Black	Director	April 19, 2017

* Michael Child	Director	April 19, 2017

* Paramesh Gopi	Director	April 19, 2017

* Beatriz V. Infante	Director	April 19, 2017

* Dennis R. Raney	Director	April 19, 2017

* Henri Richard	Director	April 19, 2017

*	Arthur Zafiropoulo, by signing his name hereto, does sign this document on behalf of the above noted individuals, pursuant to powers of attorney duly executed by such individuals, which have been filed with the original Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 1, 2017.

By:	/s/ ARTHUR ZAFIROPOULO	Chairman of the Board of Directors, Chief Executive Officer and President (Principal Executive Officer)	April 19, 2017
Arthur Zafiropoulo Attorney-in-Fact

EXHIBIT INDEX

Exhibit	Description

24	Power of Attorney (contained in Signature page hereto).

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

*	Previously furnished.
**	Previously filed.