Form 10-Q
period 2017-04-01
ULTRATECH INC
filed 2017-04-28
CIK 909791

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
——————————————————
FORM 10-Q
——————————————————
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 1, 2017

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐     No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding as of March 31, 2017
common stock, $0.01 par value	27,236,174

ULTRATECH, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

ULTRATECH, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)	April 1, 2017	December 31, 2016*
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$119,841	$86,744
Short-term investments	154,397	180,849
Accounts receivable, net	63,259	54,549
Inventories, net	48,876	50,475
Prepaid expenses and other current assets	6,601	7,658
Total current assets	392,974	380,275
Property, plant, and equipment, net	11,582	13,869
Intangible assets, net	10,231	10,630
Other assets	9,557	10,798
Total assets	$424,344	$415,572
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Notes payable	$1,500	$1,500
Accounts payable	16,295	14,038
Deferred product and services income	5,108	4,352
Other current liabilities	13,807	18,028
Total current liabilities	36,710	37,918
Other liabilities	13,231	12,456
Stockholders’ equity	374,403	365,198
Total liabilities and stockholders’ equity	$424,344	$415,572
__________________
*     The balance sheet as of December 31, 2016 has been derived from the audited financial statements at that date.
See accompanying notes to unaudited condensed consolidated financial statements

ULTRATECH, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended
(In thousands, except per share amounts)	April 1, 2017	April 2, 2016
Net sales:
Products	$54,033	$42,258
Services	3,076	2,752
Licenses	300	200
Total net sales	57,409	45,210
Cost of sales:
Cost of products sold	27,659	24,179
Cost of services	3,267	2,864
Total cost of sales	30,926	27,043
Gross profit	26,483	18,167
Operating expenses:
Research, development, and engineering	8,884	8,235
Selling, general, and administrative	14,505	11,314
Operating income (loss)	3,094	(1,382)
Interest expense	(4)	(18)
Interest and other income, net	329	173
Income (loss) before income tax	3,419	(1,227)
Income tax provision (benefit)	451	(73)
Net income (loss)	$2,968	$(1,154)
Net income (loss) per share - basic	$0.11	$(0.04)
Number of shares used in per share computations - basic	27,289	26,798
Net income (loss) per share - diluted	$0.11	$(0.04)
Number of shares used in per share computations - diluted	27,678	26,798
See accompanying notes to unaudited condensed consolidated financial statements

ULTRATECH, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Three Months Ended
(In thousands)	April 1, 2017	April 2, 2016
Net income (loss)	$2,968	$(1,154)
Other comprehensive income (loss), net of tax:
Change in unrealized gain on investments	(13)	322
Change in minimum post retirement benefits obligation	(150)	46
Other comprehensive income	(163)	368
Total comprehensive income (loss)	$2,805	$(786)
See accompanying notes to unaudited condensed consolidated financial statements

ULTRATECH, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended
(In thousands)	April 1, 2017	April 2, 2016
Cash flows from operating activities:
Net income (loss)	$2,968	$(1,154)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	1,058	1,455
Amortization of intangibles and other	536	643
Amortization of security premium	39	69
Stock-based compensation	3,192	3,479
Deferred income taxes	324	—
Changes in operating assets and liabilities:
Accounts receivable	(8,710)	(22,635)
Inventories	4,658	4,421
Prepaid expenses and other current assets	1,057	670
Other assets	(163)	(59)
Accounts payable	2,258	941
Deferred product and services income	756	1,651
Other current liabilities	(4,221)	2,029
Other liabilities	293	(404)
Net cash provided by (used in) operating activities	4,045	(8,894)
Cash flows from investing activities:
Capital expenditures	(555)	(185)
Purchase of investments in securities	(12,019)	(21,100)
Proceeds from maturities of investments	38,419	42,943
Net cash provided by investing activities	25,845	21,658
Cash flows from financing activities:
Proceeds from notes payable	1,500	5,120
Repayment of notes payable	(1,500)	(5,120)
Proceeds from issuance of common stock for stock option exercises	4,373	305
Tax payment for issuance of common stock from release of restricted stock units	(1,166)	(1,737)
Net cash provided by (used in) financing activities	3,207	(1,432)
Net increase in cash and cash equivalents	33,097	11,332
Cash and cash equivalents at beginning of period	86,744	63,008
Cash and cash equivalents at end of period	$119,841	$74,340
Supplemental disclosures of cash flow information:
Other non-cash changes:
Systems transferred to inventory and other assets from equipment, net	$1,764	$—

See accompanying notes to unaudited condensed consolidated financial statements

Ultratech, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
April 1, 2017

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

Recent Developments

On February 2, 2017, the Company, Veeco Instruments Inc., a Delaware corporation (“Veeco”) and Ulysses Acquisition Subsidiary Corp., a Delaware corporation and a wholly owned subsidiary of Veeco (“Merger Subsidiary”), entered into an Agreement and Plan of Merger (the “Merger Agreement”), pursuant to which, among other things, Merger Subsidiary will be merged with and into the Company (the “Merger”), with the Company surviving the Merger as a wholly owned subsidiary of Veeco, subject to the terms and conditions of the Merger Agreement. The boards of directors of both Veeco and the Company have approved the transaction. The closing of the Merger is subject to the adoption of the Merger Agreement by the affirmative vote of the holders of at least a majority of the outstanding shares of our common stock and to various other customary conditions, the absence of any temporary restraining order, preliminary or permanent injunction or other judgment issued by any court of competent jurisdiction enjoining or otherwise prohibiting the consummation of the Merger and the SEC having declared effective a registration statement on Form S-4 with respect to the shares of Veeco common stock issuable in connection with the Merger. In addition, it is a condition to closing of the Merger that the Company and its subsidiaries, on a consolidated basis, have at least $180 million of cash on hand held in the United States. Pursuant to the Merger Agreement, and subject to the terms and conditions contained therein, upon the closing of the Merger, each share of our common stock outstanding immediately prior to the closing of the Merger (other than shares of our common stock owned by us as treasury shares or owned by Veeco, any of its subsidiaries, any of our subsidiaries or holders of our common stock, if any, who properly exercise their appraisal rights under the General Corporation Law of the State of Delaware) will be converted into the right to receive (i) $21.75 in cash without interest and (ii) 0.2675 of a share of Veeco common stock.
On February 17, 2017, we received notice from the U.S. Federal Trade Commission that it had granted early termination, effective immediately, of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, (the “HSR Act”), for the Merger. The early termination of the waiting period under the HSR Act satisfies one of the conditions to the closing of the Merger, which remains subject to other closing conditions, including the adoption of the Merger Agreement by requisite vote of our stockholders.

(2) Basis of Presentation

The accompanying condensed consolidated financial statements include our accounts and the accounts of our subsidiaries. All intercompany accounts and transactions have been eliminated.

Our interim financial statements have been prepared in accordance with generally accepted accounting principles in the United States ("U.S. GAAP") for interim financial information and the rules and regulations of the Securities and Exchange Commission ("SEC") for interim financial statements and accounting policies, consistent, in all material respects with those applied in preparing our audited consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016, filed with the SEC on March 1, 2017, as amended. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In our opinion, all adjustments, consisting of only normal recurring adjustments considered necessary for fair presentation, have been included.

Our first fiscal quarters covered by this report ended on April 1, 2017 and April 2, 2016. All references to the quarter or the three month period refer to our first fiscal quarter. Our fiscal year ends on December 31.

Operating results for the three months period ended April 1, 2017 are not necessarily indicative of the results that may be expected for the year ending December 31, 2017, or any future period.

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

RECENTLY ADOPTED ACCOUNTING STANDARDS

In March 2016, the FASB issued ASU 2016-09, “Compensation - Stock Compensation” (Topic 718): ASU 2016-09 identifies areas for simplification involving several aspects of accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, an option to recognize gross stock compensation expense with actual forfeitures recognized as they occur, as well as certain classifications on the statement of cash flows. The Company adopted ASU 2016-09 effective January 1, 2017 and will maintain the current forfeiture policy to estimate forfeitures expected to occur to determine stock-based compensation expense. As a result of the adoption of this ASU, we recognized additional deferred tax assets for the excess tax benefits that arose directly from tax deductions related to equity compensation greater than amounts recognized for financial reporting and also recognized an increase of an equal amount in the valuation allowance against those deferred tax assets.

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

Costs related to deferred product revenues are capitalized (deferred) and recognized at the time of revenue recognition. Deferred product revenue and costs are netted on our balance sheet, under the caption “deferred product and services income.” The gross amount of deferred revenues and deferred costs at April 1, 2017 was $5.5 million and $0.4 million, respectively, as compared to $4.6 million and $0.2 million, respectively, at December 31, 2016.

Costs incurred for shipping and handling are included in cost of sales.

(3) Stock-Based Compensation

Stock-based compensation expenses recognized under ASC Topic 718, Compensation – Stock Compensation (“ASC 718”), for employees and directors and the effect on our Condensed Consolidated Statements of Operations were as follows:

	Three Months Ended
(In thousands)	April 1, 2017	April 2, 2016
Cost of sales	$174	$187
Research, development, and engineering	807	801
Selling, general and administrative expenses	2,211	2,491
Total stock-based compensation expense	$3,192	$3,479

Stock-based compensation cost capitalized as part of inventory during the three month periods ended April 1, 2017 and April 2, 2016 was $0.1 million.

As required by ASC 718, we estimate expected forfeitures and recognize compensation costs only for those equity awards expected to vest. As of April 1, 2017, there was $27.9 million of total unrecognized compensation cost related to non-vested stock-based compensation arrangements granted under our 1993 Stock Option Plan/Stock Issuance Plan, as amended (the “1993 Plan”). The costs related to stock options and restricted stock units are expected to be recognized over a weighted average period of 2.79 years.

The 1993 Plan provides for the grant of stock-based awards to our eligible employees, consultants and advisers and non-employee directors. As of April 1, 2017, there were insignificant shares reserved for future awards under the 1993 Plan.

We used the following weighted-average assumptions to estimate the fair value of our stock options granted:

	Three Months Ended
	April 1, 2017	April 2, 2016
Expected life (in years)	N/A	5.9
Risk-free interest rate	N/A	1.7%
Volatility	N/A	43%
Dividend yield	N/A	—%

Our equity awards granted during the three months period ended April 1, 2017 and the corresponding period of 2016 were granted with vesting terms of 50 months.

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

As of April 1, 2017, we have repurchased an aggregate of 2.3 million shares of common stock at an average cost per share of $18.09 under the stock repurchase plan. The total purchase price of $40.7 million was reflected as an increase to treasury stock resulting in a reduction to stockholder’s equity.

During the three month period ended April 1, 2017 we did not repurchase any common stock under the stock repurchase plan.

(5) Basic and Diluted Net Income (Loss) Per Share

The following table sets forth the computation of basic and diluted net income (loss) per share:

	Three Months Ended
(In thousands, except per share amounts)	April 1, 2017	April 2, 2016
Numerator:
Net income (loss)	$2,968	$(1,154)
Denominator:
Basic weighted-average shares outstanding	27,289	26,798
Effect of dilutive employee stock options and restricted stock units	389	—
Diluted weighted-average shares outstanding	27,678	26,798

Net income (loss) per share - basic	$0.11	$(0.04)

Net income (loss) per share - diluted	$0.11	$(0.04)

The dilutive effect of outstanding options and restricted stock units is reflected in diluted net income per share, but not diluted net loss per share, by application of the treasury stock method, which includes consideration of stock-based compensation required by U.S. GAAP.

For the three month period ended April 1, 2017, diluted earnings per share includes the effect of dilutive employee stock options and restricted stock units. Zero effect of dilutive employee stock options and restricted stock units were included for the three month period ended April 2, 2016.

For the three month period ended April 1, 2017, a total of 1.4 million shares of common stock, subject to outstanding options and restricted stock units, respectively, were excluded from the computation of diluted net income per share as the resulting effect would have been anti-dilutive, as compared to a total of 2.7 million shares of common stock subject to outstanding options and restricted stock units, which were excluded from the computation of diluted net income (loss) per share for the three month period ended April 2, 2016.

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

We measure certain financial assets and liabilities at fair value on a recurring basis, including available-for-sale securities and foreign currency derivatives. The fair value of certain financial assets and liabilities was determined using the following inputs:

	Fair Value Measurements at April 1, 2017
(In thousands)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available-for-sale securities(1)
Commercial paper	$31,679	$—	$31,679	$—
Money market funds	2,189	2,189	—	—
U.S. treasury bills and notes	10,477	10,477	—	—
Securities and obligations of U.S. government agencies	134,181	—	134,181	—
	178,526	12,666	165,860	—
Foreign currency derivatives(2)	2	—	2	—
Foreign currency derivatives(3)	(1)	—	(1)	—
	$178,527	$12,666	$165,861	$—

	Fair Value Measurements at December 31, 2016
(In thousands)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available-for-sale securities(1)
Commercial paper	$23,684	$—	$23,684	$—
Money market funds	2,266	2,266	—	—
U.S. treasury bills and notes	29,461	29,461	—	—
Securities and obligations of U.S. government agencies	127,704	—	127,704	—
	183,115	31,727	151,388	—
Foreign currency derivatives(2)	4	—	4	—
Foreign currency derivatives(3)	(4)	—	(4)	—
	$183,115	$31,727	$151,388	$—
________________

(1)	Included in cash and cash equivalents and short-term investments on our condensed consolidated balance sheets. See “Investments” in Note 7 for further details.

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

(7) Investments

We classified all of our investments as "available for sale" as of April 1, 2017 and December 31, 2016. Accordingly, we state our investments at estimated fair value. Fair values are determined based on quoted market prices or pricing models using current market rates. We deem all investments to be available to meet current working capital requirements. The cost of securities sold was determined based on the specific identification method.

The following table summarizes our investments:

	April 1, 2017				December 31, 2016
	Amortized Cost	Accumulated Other Comprehensive Income		Estimated Fair Value	Amortized Cost	Accumulated Other Comprehensive Income		Estimated Fair Value
Available-for-sale securities (in thousands)		Gains	Losses			Gains	Losses
Commercial paper	$31,702	$2	$25	$31,679	$23,744	$—	$60	$23,684
Money market funds	2,189	—	—	2,189	2,266	—	—	2,266
U.S. treasury bills and notes	10,485	—	8	10,477	29,467	1	7	29,461
Securities and obligations of U.S. government agencies	134,487	11	317	134,181	127,961	8	265	127,704
Total	$178,863	$13	$350	$178,526	$183,438	$9	$332	$183,115

The following table identifies the balance sheet classifications of our investments:

(In thousands)	April 1, 2017	December 31, 2016
Cash equivalents	$24,129	$2,266
Short-term investments	154,397	180,849
Investments, at estimated fair value	$178,526	$183,115

The gross amortized cost and estimated fair value of our investments at April 1, 2017 and December 31, 2016, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because the issuers of the securities may have the right to prepay obligations without prepayment penalties.

	April 1, 2017		December 31, 2016
(In thousands)	Gross Amortized Cost	Fair Value	Gross Amortized Cost	Fair Value
Due in one year or less	$122,738	$122,577	$112,164	$112,058
Due after one year through five years	56,125	55,949	71,274	71,057
Total	$178,863	$178,526	$183,438	$183,115

The following table provides the breakdown of the cash equivalents and investments with unrealized losses at April 1, 2017:

	In Loss Position for Less Than 12 Months		Total
(In thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Commercial papers	14,272	25	14,272	25
U.S. treasury bills and notes	$10,477	$8	$10,477	$8
Securities and obligations of U.S. government agencies	119,679	317	119,679	317
Total	$144,428	$350	$144,428	$350

The following table provides the breakdown of the cash equivalents and investments with unrealized losses at December 31, 2016:

	In Loss Position for Less Than 12 Months		Total
(In thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Commercial papers	$17,693	$60	$17,693	$60
U.S. treasury bills and notes	$18,463	$7	$18,463	$7
Securities and obligations of U.S. government agencies	$103,426	$265	$103,426	$265
Total	$139,582	$332	$139,582	$332

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

We have not recorded any OTTI on our investments for the three month period ended April 1, 2017 or for the corresponding period of 2016.

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

The fair value of derivative instruments recorded in our Condensed Consolidated Balance Sheets is as follows:

		Fair Value as of
(In thousands)	Balance Sheets Location	April 1, 2017	December 31, 2016
Foreign exchange contracts	Other current assets	$2	$5
	Other current liabilities	(1)	(5)
Total derivatives		$1	$—

Our derivative financial instruments are subject to both credit and market risk. Credit risk is the risk of loss due to failure of a counterparty to perform its obligations in accordance with contractual terms. Market risk is the potential change in an investment’s value caused by fluctuations in interest and currency exchange rates, credit spreads or other variables. We monitor the credit-worthiness of the financial institutions that are counterparties to our derivative financial instruments and do not consider the risks of counterparty nonperformance to be material. Credit and market risks, as a result of an offset by the underlying assets being hedged, related to derivative instruments were not considered material at April 1, 2017 and December 31, 2016.

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

At April 1, 2017, we have no currency forward contracts for the sale of Japanese yen and at December 31, 2016, we had two currency forward contract for the sale of Japanese yen of 697 million.

Balance Sheet Derivatives

We manage the foreign currency risk associated with Japanese yen denominated assets and liabilities using foreign exchange forward contracts. The change in fair value of these derivatives is recognized as a component of interest and other income (expense), net and is intended to offset the remeasurement gains and losses associated with the non-functional currency denominated assets and liabilities. At April 1, 2017, we had one currency buy-forward contract for the purchase of 29.0 million Japanese yen, or approximately $0.3 million and one currency sell-forward contract for the sale of 11.1 million Japanese yen, or approximately $0.1 million.

The following sets forth the effect of the foreign exchange contracts derivative instruments on our Condensed Consolidated Statements of Operations:

(In thousands)	Three Months Ended
Location of Gain/(Loss) Recognized on Derivatives in Statements of Operations	April 1, 2017	April 2, 2016
Interest and other income (expense), net	$8	$(178)
(9) Inventories, net

Inventories consisted of the following:

(In thousands)	April 1, 2017	December 31, 2016
Raw materials	$17,087	$17,273
Work-in-process	17,259	15,510
Finished products	14,530	17,692
Balance, end of the period	$48,876	$50,475

(10) Notes Payable

We have a line of credit agreement with a brokerage firm. Under the terms of this agreement, we may borrow funds at a cost equal to the current Federal fund’s open rate plus 125 basis points (approximately 2.1% as of April 1, 2017). Funds are advanced to us under this facility based on pre-determined advance rates on the cash and securities held by us in this brokerage account. Under this facility, we may borrow up to 75% of our total cash, cash equivalents and investments balance in this brokerage account with no restriction in the use of those assets. This agreement has no set expiration date and there are no loan covenants, other than the aforementioned collateral requirement. At April 1, 2017 and December 31, 2016, a total of $1.5 million was outstanding under this facility, with a related collateral requirement of approximately $2.0 million of our cash, cash equivalents and investments.

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

Changes in our deferred service revenue were as follows:

	Three Months Ended
(In thousands)	April 1, 2017	April 2, 2016
Balance, beginning of the period	$3,842	$4,011
Additions	1,073	1,179
Revenue recognized	(850)	(1,016)
Balance, end of the period	$4,065	$4,174
Balance sheets classification
Deferred service income-short term	$3,170	$4,174
Deferred service income-long term	895	—
Balance, end of the period	$4,065	$4,174

Other current liabilities

Other current liabilities consisted of the following:

(In thousands)	April 1, 2017	December 31, 2016
Salaries and benefits	$9,319	$11,494
Warranty accrual	2,126	1,884
Advanced billings	535	583
Capital lease, current portion	289	504
Other	1,538	3,563
Balance, end of the period	$13,807	$18,028

Warranty Accrual

We generally warrant our new and refurbished products for material and labor to repair the product for periods of twelve months and three months, respectively, from the date of system acceptance. Accordingly, an accrual for the estimated cost of the warranty is recorded at the time the product is shipped. Extended warranty terms, if granted, result in deferral of revenue equating to our standard pricing for similar service contracts. Recognition of the related warranty cost is deferred until product revenue is recognized. Factors that affect our warranty liability include the number of installed units, historical and anticipated rates of warranty claims and cost per claim. We periodically assess the adequacy of our recorded warranty liabilities and adjust the amounts as necessary. We believe our warranty accrual as of April 1, 2017 is sufficient to satisfy our outstanding obligations as of that date.

Changes in our warranty accrual were as follows:

	Three Months Ended
(In thousands)	April 1, 2017	April 2, 2016
Balance, beginning of the period	$1,884	$1,586
Liabilities accrued for warranties issued	813	653
Warranty claims paid and utilized	(558)	(548)
Changes in accrued warranty liabilities	(13)	(21)
Balance, end of the period	$2,126	$1,670

(12) Other Liabilities

Other liabilities consisted of the following:

(In thousands)	April 1, 2017	December 31, 2016
Deferred compensation	$6,762	$6,100
Asset retirement obligation	2,748	2,706
Post-retirement medical obligation	1,888	1,869
Deferred service income-long term	895	1,145
Deferred rent	587	610
Deferred income tax liabilities - long term	324	—
Long-term income taxes payable	27	26
Balance, end of the period	$13,231	$12,456

(13) Accumulated Other Comprehensive Income (Loss)

Accumulated other comprehensive income (loss), net of tax, is comprised of the following items:

(In thousands)	Investments	Post Retirement Obligations	Total
Balance as of December 31, 2016	$(326)	$(293)	$(619)
Other comprehensive loss before reclassifications	(13)	—	$(13)
Amounts reclassified from accumulated OCI	—	(150)	$(150)
Net other comprehensive loss	$(13)	$(150)	$(163)
Balance as of April 1, 2017	$(339)	$(443)	$(782)

Amounts reclassified from accumulated OCI for the three month period ended April 1, 2017 are as follows:

(In thousands)
Post Retirement Obligations	Amount	Statement of Operations Presentation
Service cost	$36	Selling, general, and administrative
Total reclassifications for the period	$36	Net of tax

(14) Employee Benefit Plans

Employee bonus plans

We currently sponsor an executive incentive bonus plan that pays cash awards to employees based on the achievement of predetermined targets. We recorded a charge of $2.0 million under this bonus plan for the three months period ended April 1, 2017, as compared to $1.9 million for the corresponding period of 2016.

Employee savings and retirement plans

We sponsor a 401(k) employee salary deferral plan that allows voluntary contributions by all full-time employees up to the Internal Revenue Service limits of their pretax earnings. We may also make matching contributions to this plan at our discretion. Employees are eligible for the matching plan if they contribute at least 2% of their compensation. Our contributions, when made, are limited to a maximum of 3% of the employee’s compensation if the Company exceeds certain income levels. We made no contributions to this plan during the three month periods ended April 1, 2017 and April 2, 2016.

We also sponsor an executive non-qualified deferred compensation plan (the "Plan") that allows qualifying executives to defer current cash compensation. As of April 1, 2017, Plan assets of $5.1 million, representing the cash surrender value of life insurance policies held by us and liabilities of $6.8 million were included in our Consolidated Balance Sheets under the captions “Other assets” and “Other liabilities,” respectively. The related Plan expenses for each of the three month periods ended April 1, 2017 and April 2, 2016 were insignificant.

Post-retirement benefits

We have committed to providing and fully paying for lifetime postretirement medical and dental benefits to our Chief Executive Officer, our Chief Financial Officer and their respective spouses, commencing after retirement. We recorded net periodic benefit costs of an insignificant amount for the three month period ended April 1, 2017 and the corresponding period of 2016.

(15) Income Taxes

For the three month periods ended April 1, 2017 and April 2, 2016, we recorded an income tax provision of $0.5 million and an income tax benefit of $0.1 million, respectively. The income tax provision recognized for the three month period ended April 1, 2017 resulted primarily from recognizing deferred tax liabilities in certain Singapore operations due to the termination of one of our tax holidays in that jurisdiction effective January 2017. The income tax benefit recorded in the three month periods ended April 2, 2016, primarily from a federal tax benefit related to an OCI gain.
 In accordance with ASC Topic 740, Income Taxes ("ASC 740"), we had unrecognized tax benefits of $15.2 million as of December 31, 2016. We continue to recognize interest and penalties as a component of the income tax provision. If we are able to eventually recognize these uncertain tax positions, $15.2 million of our unrecognized benefit would reduce the effective tax rate. Over the next twelve months, we do not expect a significant change in liabilities associated with our long term federal tax reserves.
 We currently have a full valuation allowance against our U.S. net deferred tax asset. We continue to monitor the relative weight of positive and negative evidence of future profitability in relevant jurisdictions. As of April 1, 2017, we have determined that the following negative evidence outweighs the positive evidence such that it is not more likely than not that we will generate sufficient taxable income in the relevant jurisdictions to utilize our deferred tax assets and release the associated valuation allowance:

•	Three year cumulative taxable loss,

•	Movement of certain product manufacturing to Singapore, resulting in reduced U.S. taxable income,

•	Inherent earnings volatility of our industry resulting in our inability to forecast long term earnings, and

•	Usage limitations resulting in a longer period being required to realize our deferred tax assets.

It is possible that sometime in the next 12 months the positive evidence will be sufficient to release a material amount of our valuation allowance; however there is no assurance that this will occur.

As a result of our analysis, we concluded that it is more likely than not that, as of April 1, 2017, our net deferred tax assets will not be realized, with the exception of those in Japan and Taiwan. Therefore, we continue to provide a full valuation allowance against net deferred tax assets outside of Japan and Taiwan. We closely monitor available evidence, and as noted above, may release some or all of the valuation allowance in future periods.

 We are subject to federal and state tax examinations for years 1997 and forward by virtue of the tax attributes carrying forward from those years. We are also subject to audits in the foreign jurisdictions in which we operate for years
2003 and forward. There are no material income tax audits currently in progress as of April 1, 2017.

(16) Intangible Assets, net

As of April 1, 2017, the gross carrying amount of our intangible assets was $18.1 million and accumulated amortization was $7.9 million. The weighted average life of all our intangible assets was 8.72 years as of April 1, 2017. During the three month period ending April 1, 2017, our amortization expense for our intangible assets was $0.4 million as compared to $0.4 million for the corresponding period in 2016.

(17) Commitments and Contingencies

Commitments

On June 28, 2016, we renegotiated the August 15, 2012 lease for our Singapore operations and entered into a new lease that will expire in June 2023. As of April 1, 2017, the minimum future lease payments to be made under this arrangement is $3.5 million.
In August 2014, we entered into a thirty-six month lease agreement for equipment valued at $2.5 million. At the end of the lease term, we have an option to purchase the leased equipment for a bargain purchase price. Accordingly, this lease is classified as a capital lease. The amortization of these leased assets is included with depreciation expense. As of April 1, 2017, the total amortization of the leased equipment is $1.3 million.

In July 2015, we entered into a lease amendment for our facilities in San Jose, California. The lease amendment is to extend the building lease for five years which will expire in January 2021. As of April 1, 2017, the minimum future lease payments to be made under the lease amendment is $9.4 million.

The table below summarizes our capital and operating lease commitments as of April 1, 2017:

(In thousands)	Capital Leases	Operating Leases
For the years:
Remainder of 2017	$364	$2,651
2018	—	3,163
2019	—	3,085
2020	—	3,155
2021	—	587
Thereafter	—	875
Total minimum lease payments	$364	$13,516
Legal claims

On March 17, 2017, an Ultratech shareholder filed a purported class action complaint against Ultratech, its directors at the time the acquisition was announced, Veeco, and Merger Sub. The complaint alleges, among other things, that in connection with Veeco’s proposed acquisition of Ultratech, the defendants purportedly agreed to a supposedly inadequate price for the Ultratech shares, agreed to unreasonable deal-protection measures, and potentially engaged in supposed self-dealing. The complaint seeks declaratory and injunctive relief, including enjoining or rescinding the transaction and rescissory damages to the extent already implemented, an order directing the dissemination of a proxy statement that is not false or misleading, and an award of attorneys’ and experts’ fees. Ultratech believes the lawsuit is without merit.
On March 22, 2017, two other Ultratech shareholders filed a purported class action complaint against Ultratech and its directors at the time the acquisition was announced. The complaint alleges, among other things, that in connection with Veeco’s proposed acquisition of Ultratech, the defendants purportedly agreed to a supposedly inadequate price for the Ultratech shares and potentially engaged in supposed self-dealing. The complaint further alleges that the sale process was flawed and tainted by the self-interest of certain directors. The complaint seeks injunctive relief, including enjoining or rescinding the transaction and rescissory damages to the extent already implemented, compensatory damages, and an award of attorneys’ and experts’ fees. Ultratech believes the lawsuit is without merit.

Item 2.        Management’s Discussion and Analysis of Financial Condition and Results of Operations

In addition to current and historical information, this Quarterly Report on Form 10-Q (“Report”) contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements relate to our future operations, prospects, potential products, services, developments, and business strategies. These statements can, in some cases, be identified by the use of terms such as “may,” “will,” “should,” “could,” “would,” “intend,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “project,” “potential,” or “continue” or the negative of such terms or other comparable terminology. This Report includes, among others, forward-looking statements regarding our expectations about:

•	our proposed Merger with Veeco;

•	the timing and recognition of revenue;

•	our manufacturing cycles, delivery and non-linearity of shipments, system acceptance, and installation cycles of our products;

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

Our backlog at the beginning of a period typically does not include all of the sales needed to achieve our sales objectives for that period. In addition, orders in backlog are subject to cancellation, shipment or system acceptance delays, and deferral or rescheduling by a customer with limited or no penalties. At April 1, 2017, system orders represented approximately 82% of our backlog. Consequently, our net sales and operating results for a period have been and will continue to be dependent upon our obtaining orders for systems to be shipped and accepted in the same period in which the order is received. Our business and financial results for a particular period could be materially adversely affected if an anticipated order for even one system is not received in time to permit shipment and system acceptance during that period. Furthermore, a substantial portion of our shipments has historically occurred near the end of each quarter. Delays in installation and system acceptance due to, for example, our inability to successfully demonstrate the agreed-upon specifications or criteria at the customer’s facility, or the failure of the customer to permit installation of the system in the agreed upon time, may cause net sales in a particular period to fall significantly below our expectations, which may materially adversely affect our operating results for that period. This risk is especially applicable in connection with the introduction and initial sales of a new product line or as a result of industry trends impacting our foundry customers, including a shift toward semiconductors utilizing new technology transistor architecture. Additionally, the failure to receive anticipated orders or delays in shipments due to, for example, rescheduling, delays, deferrals or cancellations by customers, additional customer configuration requirements, or to unexpected manufacturing difficulties or delays in deliveries by suppliers due to their long production lead times or otherwise, has caused and may continue to cause net sales in a particular period to fall significantly below our expectations and for our operating results to vary from period to period, materially adversely affecting our operating results for that period. In particular, the long manufacturing and acceptance cycles of our advanced packaging family of wafer steppers, laser thermal processing and inspection systems and the long lead time for lenses and other materials, could cause shipments and acceptances of such products to be delayed from one quarter to the next, which could materially adversely affect our financial condition and results of operations for a particular quarter.

Additionally, the need for continued expenditures for research and development, capital equipment, ongoing training and worldwide customer service and support, among other factors, will make it difficult for us to reduce our operating expenses in a particular period if we fail to achieve our net sales goals for the period.

Sales Summary

	Three Months Ended
	April 1, 2017	April 2, 2016
International sales	89%	94%
Domestic sales	11%	6%
Total sales	100%	100%

Semiconductor systems sales	90%	98%
Nanotechnology systems sales	10%	2%
Total systems sales	100%	100%

Net Sales

First Quarter

	Three Months Ended
(In thousands, except percentages)	April 1, 2017	April 2, 2016	Amount of Change	Percentage Change
Sales of:
Products	$54,033	$42,258	$11,775	28%
Services	3,076	2,752	324	12%
Licenses	300	200	100	100%
Total net sales	$57,409	$45,210	$12,199	27%

Net sales consist of revenues from products (system, system upgrades, and spare parts sales), services, and licensing of technologies. Product sales increased 28% to $54.0 million for the three month period ended April 1, 2017, as compared to

$42.3 million for the corresponding period of 2016. The $11.8 million increase was due to a $9.7 million increase in system sales and a $2.1 million increase in parts sales.

On a product market application basis, system sales and system upgrades to the semiconductor market increased $5.9 million to $43.2 million for the three month period ended April 1, 2017, as compared to $37.5 million for the corresponding period of 2016. The increase was primarily due to an increase in advanced packaging and laser processing system sales. Semiconductor industry sales consist of sales to the advanced packaging market, the laser processing applications market, the semiconductor and the semiconductor inspection market.

Nanotechnology market system sales were $4.9 million for the three month period ended April 1, 2017, as compared to $0.9 million for the corresponding period of 2016. The increase in sales to the nanotechnology market of $4.0 million was primarily due to an increase in HBLED and ALD system sales. System sales to the nanotechnology market are highly dependent on customer capacity demand in the industries we serve, including MEMS, HBLEDs and ALD, and therefore, we expect to experience significant variations in sales to this market from period to period.

Service sales for the three month period ended April 1, 2017 increased $0.3 million to $3.1 million, as compared to $2.8 million for the corresponding period of 2016. The increase in service sales is related to an increase in the number of contracts sold.

License sales were $0.3 million for the three month period ended April 1, 2017, as compared to $0.2 million for the corresponding period of 2016. License revenue results from tool resales by our existing customers to third parties and from royalty arrangements. Pursuant to our license arrangements, such transactions are subject to a license fee based on units sold. Future revenues from licensing activities, if any, will be contingent upon existing and future licensing arrangements. We may not be successful in generating licensing revenues in the future and do not anticipate the recognition of significant levels of licensing income during the remainder of 2017.

For the three month period ended April 1, 2017, international sales increased $8.6 million to $50.9 million or 89% of total net sales, as compared to $42.3 million, or 94% of total net sales for the corresponding period of 2016. The increase in the dollar amount of international sales for the three month period ended April 1, 2017 as compared to the corresponding period of 2016, consisted of (i) an increase of $5.2 million in sales to Greater China (Taiwan and China), (ii) an increase of $3.4 million in sales to Korea, (iii) an increase of $2.1 million in sales to Japan and (iv) an increase of $2.1 million in sales to Europe partially offset by a decrease in sales of $4.3 million to the rest of Asia.

Our international revenue generally is not subject to significant exchange rate fluctuations, principally because sales contracts for our systems are generally denominated in U.S. dollars. In Japan, however, orders are sometimes denominated in Japanese yen. Yen denominated contracts subject us to the risk of currency fluctuations. We attempt to mitigate this risk by entering into foreign currency forward exchange contracts for the period between when an order is received and when it is recorded as revenue. After recording revenue, we use various mechanisms, such as natural hedges, to offset substantial portions of the gains or losses associated with our Japanese yen denominated receivables due to exchange rate fluctuations. We had approximately 86.3 million Japanese yen denominated receivables at April 1, 2017. International sales expose us to a number of additional risks, including fluctuations in the value of local currencies relative to the U.S. dollar, which impact the relative cost of ownership of our products and, thus, the customer’s willingness to purchase our product. (See Part II, Item 1A, “Risk Factors” herein).

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

First Quarter

On a comparative basis, gross margins increased to 46% for the three month period ended April 1, 2017, as compared to 40% for the corresponding period of 2016. The gross margin for the three month period ended April 1, 2017 benefited from a 5% increase in manufacturing efficiencies due to greater production volume, a 1% increase due to lower material cost and a 1% increase due to improved service utilization offset by a 1% decrease in gross margin due to higher other manufacturing costs.

Operating Expenses

First Quarter

	Three Months Ended
(In thousands, except percentages)	April 1, 2017	April 2, 2016	Amount of Change	Percentage Change
Research, development, and engineering	$8,884	$8,235	$649	8%
Selling, general, and administrative	14,505	11,314	3,191	28%
Restructuring	—	—	—	(100)%
Total operating expenses	$23,389	$19,549	$3,840	20%

Research, development and engineering expenses for the three month period ended April 1, 2017 were $8.9 million, as compared to $8.2 million for the corresponding period of 2016. The $0.6 million increase was due to a $0.8 million increase in research and development expense resulting primarily from an increase in headcount and related expenses, offset by (i) a $0.1 million decrease in employee benefit cost and (ii) a $0.1 million decrease in other research and development cost. As a percentage of net sales, research, development and engineering expenses for the three month period ended April 1, 2017 decreased to 15% from 18% for the corresponding period of 2016. This percentage decrease was primarily due to the increase in net sales experienced in the three month period ended April 1, 2017.

Selling, general, and administrative expenses for the three month period ended April 1, 2017 were $14.5 million, as compared to $11.3 million for the corresponding period of 2016. The $3.2 million increase was due to (i) a $3.4 million increase related to non-recurring legal expenses related to the recent proxy contest and acquisition cost, (ii) a $0.2 million increase in bonus plan expense, partially offset (i) a $0.3 million decrease in stock-based compensation expense and (ii) a $0.1 million decrease in employee benefit cost. As a percentage of net sales, selling, general and administrative expenses for the three month period ended April 1, 2017 remained relatively unchanged from the corresponding period 2016.

Provision for Income Taxes

We are eligible for tax incentives that provide that certain income earned in Singapore is subject to a tax holiday and/or reduced tax rates for a limited period of time under the laws of Singapore. To realize these benefits, we must meet certain requirements relating to employment and investment activities. It was determined in the first quarter of 2017 that we did not meet all of the requirements for one of the tax holidays and are no longer eligible for the reduced tax rate. The impact of this change in status has been recorded in our first quarter of 2017 tax provision. We do continue to benefit from another tax holiday that is expected to expire in approximately three years. Our ability to realize benefits from these initiatives could be materially adversely affected if, among other things, applicable requirements are not met, the incentives are substantially modified, or if we incur losses for which we cannot take a deduction.

 For the three month periods ended April 1, 2017 and April 2, 2016, we recorded an income tax provision of $0.5 million and income tax benefit of $0.1 million, respectively. The income tax provision recognized for the three month period ended April 1, 2017 resulted primarily from recognizing deferred tax liabilities in certain Singapore operations due to the change in the status of the related tax holiday. The income tax benefit recognized for the three month period ended April 2, 2016 resulted primarily from a federal tax benefit related to an OCI gain.

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

              Each quarter we assess the likelihood that we will be able to recover our deferred tax assets. We consider available evidence, both positive and negative, including historical levels of income, expectations and risks associated with estimates of future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance. As a result of our analysis, we concluded that it is more likely than not that, as of April 1, 2017, our net deferred tax assets will not be realized, with the exception of those in Japan and Taiwan. Therefore, we continue to provide a full valuation allowance against net deferred tax assets outside of Japan and Taiwan. It is possible that sometime in the next 12 months the positive evidence will be sufficient to release a material amount of our valuation allowance; however there is no assurance that this will occur.

               We are subject to federal and state tax examinations for years 1997 and forward by virtue of the tax attributes carrying forward from those years. We are also subject to audits in the foreign jurisdictions in which we operate for years 2003 and forward. There are no material income tax audits currently in progress as of April 1, 2017.

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operating activities was $4.0 million for the three month period ended April 1, 2017, as compared to $8.9 million of net cash used in operating activities during the comparable period of 2016. Net cash provided by operating activities during the three month period ended April 1, 2017 was attributable to $8.1 million provided by net income after adjustment for non-cash charges such as stock-based compensation, depreciation and amortization of intangibles and other and $4.1 million of net cash used by changes in working capital assets and liabilities as described below.

Working capital sources of cash came from (a) a decrease in inventory of $4.6 million, (b) an increase in accounts payable of $2.3 million, (c) a decrease in prepaid expenses and other current assets of $1.1 million, (d) an increase in deferred product and service revenues of $0.7 million and (e) an increase in other liabilities of $0.3 million. Working capital uses of cash were due to (i) an increase in accounts receivable of $8.7 million, (ii) a decrease in other current liabilities of $4.2 million and (iii) an increase in other assets of $0.2 million.

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

During the three month period ended April 1, 2017, net cash provided by investing activities of $25.8 million was attributable to net proceeds of short-term investments of $26.4 million, partially offset by capital expenditures of $0.6 million.

Net cash provided by financing activities of $3.2 million during the three months ended April 1, 2017 was attributable to proceeds received from the issuance of common stock of $4.4 million, partially offset by taxes paid for the release of restricted stock units of $1.2 million.

At April 1, 2017, we had working capital of $356.3 million. Our principal source of liquidity has been cash provided by our operations and consisted primarily of $272.7 million in cash, cash equivalents and short-term investments, net of outstanding borrowings under our line of credit at April 1, 2017. Our cash, cash equivalents and short-term investments provides us with substantial financial flexibility in meeting our operating, investing and financing needs.

As of April 1, 2017, a total of $78.7 million of our cash, cash equivalents, and investments were held by foreign subsidiaries. Amounts held by foreign subsidiaries are generally subject to U.S. income taxation on repatriation to the United States. We currently have no plans to repatriate any foreign earnings back to the United States as we believe our future cash flows provided by our U.S. operations will meet our future U.S. liquidity needs.

Pursuant to the Merger Agreement, a condition to closing of the Merger is that the Company and its subsidiaries, on a consolidated basis, have at least $180 million of cash on hand held in the United States.

We have a line of credit agreement with a brokerage firm. Under the terms of this agreement, we may borrow funds at a cost equal to the current Federal fund’s open rate plus 125 basis points (approximately 2.01% as of April 1, 2017). Certain of our cash, cash equivalents and marketable securities secure borrowings outstanding under this facility, but we are not restricted in the use of those assets. Funds are advanced to us under this facility in accordance with pre-determined advance rates based on the cash and securities held by us in this brokerage account. This agreement has no set expiration date and there are no loan covenants other than a collateral requirement. As of April 1, 2017, $1.5 million was outstanding under this facility, with a related collateral requirement of approximately $2.0 million of our cash, cash equivalents and short-term investments.

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

Critical Accounting Policies

The discussion and analysis of our financial condition and results of operations is based upon our unaudited condensed consolidated financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. On an on-going basis, we evaluate our critical accounting policies and estimates. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. Our critical accounting policies and estimates are discussed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016, as amended.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Reference is made to Part II, Item 7A, "Quantitative and Qualitative Disclosures About Market Risk" in our Annual Report on Form 10-K for the year ended December 31, 2016, as amended, and to the subheading “Derivative Instruments and Hedging” under the heading “Notes to Consolidated Financial Statements” in Item 8, “Financial Statements and Supplementary Data” of our Annual Report on Form 10-K for the year ended December 31, 2016, as amended.

Interest Rate Risk

Our exposure to market risk due to potential changes in interest rates relates primarily to our investment portfolio, which consisted primarily of fixed interest rate instruments as of April 1, 2017. We maintain an investment policy designed to ensure the safety and preservation of our invested funds by limiting market risk and the risk of default.

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

As of April 1, 2017, we did not have any investments in mortgage backed or auction rate securities. However, we intend to closely monitor developments in the credit markets and make appropriate changes to our investment policy as we deem necessary or advisable. Based on our ability to liquidate our investment portfolio and our expected operating cash flows, we do not anticipate any liquidity constraints as a result of the current credit environment.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the three month period ended April 1, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

On March 17, 2017, an Ultratech shareholder filed a purported class action complaint in the U.S. District Court for the Northern District of California, captioned The Vladimir Gusinsky Rev. Trust v. Ultratech, Inc., et al., Case No. 4:17-cv-01468-PJH, on behalf of itself and all other Ultratech shareholders against Ultratech, its directors at the time the acquisition was announced, Veeco, and Merger Sub. The complaint alleges, among other things, that in connection with Veeco’s proposed acquisition of Ultratech, the defendants purportedly agreed to a supposedly inadequate price for the Ultratech shares, agreed to unreasonable deal-protection measures, and potentially engaged in supposed self-dealing. The complaint seeks to recover under Sections 14(a) and 20(a) of the Securities Exchange Act of 1934 for alleged misstatements and omissions in the preliminary proxy statement filed on March 13, 2017. The complaint seeks declaratory and injunctive relief, including enjoining or rescinding the transaction and rescissory damages to the extent already implemented, an order directing the dissemination of a proxy statement that is not false or misleading, and an award of attorneys’ and experts’ fees.

On March 22, 2017, two other Ultratech shareholders filed a purported class action complaint in the U.S. District Court for the Northern District of California, captioned De Letter et al. v. Ultratech, Inc., et al., Case No. 3:17-cv-01542-WHA, on behalf of themselves and all other Ultratech shareholders against Ultratech and its directors at the time the acquisition was announced. The complaint alleges, among other things, that in connection with Veeco’s proposed acquisition of Ultratech, the defendants purportedly agreed to a supposedly inadequate price for the Ultratech shares and potentially engaged in supposed self-dealing. The complaint further alleges that the sale process was flawed and tainted by the self-interest of certain directors. The complaint seeks to recover under Sections 14(a) and 20(a) of the Securities Exchange Act of 1934 for alleged misstatements and omissions in the preliminary proxy statement filed on March 13, 2017. The complaint seeks injunctive relief, including enjoining or rescinding the transaction and rescissory damages to the extent already implemented, compensatory damages, and an award of attorneys’ and experts’ fees.

The defendants have not yet responded to either complaint. While it is too early to predict the outcome of litigation or a reasonable range of potential losses, Ultratech believes these lawsuits are without merit. Additional lawsuits arising out of or relating to the merger agreement or the merger may be filed in the future.

Item 1A. Risk Factors

In addition to risks described in the foregoing discussions, and in our annual report on Form 10-K for the year ended December 31, 2016, as amended, the following risks, among others, apply to our business and us:

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

Our revenues and operating results may fluctuate significantly from quarter to quarter due to a number of factors, not all of which are in our control. We manage our expense levels based in part on our expectations of future revenues, and a certain amount of those expenses are relatively fixed. As a result, a change in the timing of recognition of revenue or a change in margins or product mix can have a significant impact on our operating results in any particular quarter. Forecast uncertainty also makes it difficult for us to manage inventory levels. Factors that may cause our results of operations to fluctuate include, but are not limited to:

•	market conditions in the electronics and semiconductor industries;

•	failure of suppliers to perform in a manner consistent with our expectations,

•	customer cancellations or push-outs or delays in orders, shipments, installations and/or system acceptances;

•	competitive factors, including customers selecting competitors’ products, the introduction of new products by our competitors or any failure of our products to gain or maintain market acceptance;

•	changes in selling prices and product mix,

•	manufacturing difficulties or delays; and

•	product performance issues.

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

 The closing of the Merger is subject to customary closing conditions, including the adoption and approval of the Merger Agreement by an affirmative vote of the holders of at least a majority of the outstanding shares of our common stock, the expiration or termination of the applicable waiting period under the HSR Act, (with respect to which the U.S. Federal Trade Commission granted early termination on February 17, 2017); the absence of any temporary restraining order, preliminary or permanent injunction or other judgment issued by any court of competent jurisdiction enjoining or otherwise prohibiting the consummation of the Merger. In addition, it is a condition to closing of the Merger that the Company and its subsidiaries, on a consolidated basis, have at least $180 million of cash on hand held in the United States. These conditions are described in more detail in the Merger Agreement, which is included as Exhibit 2.1 to our Current Report on Form 8-K with the SEC on February 3, 2017. There is no assurance that all of the conditions set forth in the Merger Agreement will be satisfied or waived to the extent permitted by applicable law or that the Merger will occur when or as expected. If the Merger is not completed, the share price of our common stock could decline, for reasons including the loss of the premium over the pre-announcement market price of our common stock that was to be paid upon consummation of the Merger.    Under certain circumstances set forth in the Merger Agreement, upon termination of the Merger Agreement by us or Veeco, we may be required to pay to Veeco a termination fee of $26.5 million, which could have a material adverse effect on our results of operations, cash flows and financial condition.

Some of our current and potential competitors have significantly greater resources than we do, and increased competition could adversely impact sales of our products and our gross margins.

We are a comparatively small company in the highly competitive semiconductor equipment industry where we face competition from a number of companies, many of which are larger and have greater financial, engineering, manufacturing, research and development, marketing and customer support resources than we do. We recently further reduced the size of our workforce. As a result, our competitors may be able to devote greater resources to the development, promotion and sale of new products that are competitive with our products, which could negatively impact sales of our systems. Moreover, there has been merger and acquisition activity among our competitors and potential competitors. These transactions may result in our competitors accumulating an increased amount of resources allowing them to bring to market a portfolio of products and achieve a competitive “product grouping strategy” advantage over us. As a result, there is no assurance that we will continue to maintain market share at a desirable gross margin.

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

As of April 1, 2017, we had outstanding options to purchase and outstanding restricted stock units for a total of 3.1 million shares of our common stock. Among other determinants, the market price of our stock has a major impact on the number of shares subject to outstanding stock options and restricted stock units that are included in the weighted-average shares used in determining our net income per share. During periods of extreme volatility, the impact of higher stock prices can have a materially dilutive effect on our net income per share. Additionally, shares subject to outstanding options and restricted stock units are excluded from the calculation of net income per share when we have a net loss or when the exercise price and the average unrecognized compensation cost of the stock option or restricted stock unit is greater than the average market price of our common stock, as the impact of the stock options or restricted stock units would be anti-dilutive.

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

Historically, we have sold a substantial portion of our systems to a limited number of customers. In the three month period ended April 1, 2017, our top five customers accounted for 72% of our system sales compared to 97% in the corresponding period of 2016. We expect that sales to a relatively few customers will continue to account for a high percentage of our net sales in the foreseeable future and believe that our financial results depend in significant part upon the success of these major customers and our ability to meet their future capital equipment needs. Although the composition of the group comprising our largest customers may vary from period to period, the loss of a significant customer or any reduction or delay in orders by a significant customer, including reductions or delays due to market, economic or competitive conditions in the semiconductor, semiconductor packaging, semiconductor inspection or nanotechnology industries or in the industries that manufacture products utilizing integrated circuits, MEMS or other nanotechnology components, would likely have a material adverse effect on our business, financial condition and results of operations. Our ability to maintain or increase our sales in the future depends, in part, on our ability to obtain orders from new customers as well as the financial condition and success of our existing customers, the semiconductor and nanotechnology industries and the economy in general.

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

On a market application basis, sales to the semiconductor industry, primarily for advanced packaging applications and laser thermal processing applications accounted for 90% of our systems revenue for the three month period ended April 1, 2017 as compared to 98% of our systems revenue for the corresponding period in 2016. We had $4.9 million of sales to nanotechnology manufacturers, including micro systems, MEMS and ALD for the three month period ended April 1, 2017, as compared to $0.9 million in sales for the corresponding period of 2016. Systems revenue from the nanotechnology sector accounted for 10% of systems revenue for the three month period ended April 1, 2017, as compared to 2% of systems revenue for the corresponding period in 2016. Our future operating results and financial condition would be materially adversely impacted by a downturn in any of these industries, or by loss of market share in any of these industries. A growing percentage of our backlog of system orders is comprised of laser thermal processing tools. As our laser thermal processing tools are used for the continuation of reduced device geometries and customers seldom provide us with their future technical requirements, these tools may not meet all customers’ requirements upon initial delivery and installation at the customer’s facility. As a result, system acceptance of the tool could be delayed while we perform testing and attempt to meet their requirements, or the order could be cancelled if we are unable to meet those requirements. Should significant demand not materialize, due to technical, production, market or other factors, our business, financial position and results of operations would be materially adversely impacted.

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

International sales accounted for approximately 89% of total net sales for the three month period ended April 1, 2017, as compared to 94% of total net sales for the corresponding period of 2016. We anticipate that international sales will continue to account for a significant portion of total net sales. Although we generally transact our international sales in U.S. dollars, international sales expose us to a number of additional risk factors, including fluctuations in the value of local currencies relative to the U.S. dollar, which, in turn, impact the relative cost of ownership of our products and may further impact the purchasing ability of our international customers. We have direct sales operations in Japan and orders are often denominated in Japanese yen. This may subject us to a higher degree of risk from currency fluctuations. We attempt to mitigate this exposure through foreign currency hedging. We are also subject to the risks associated with the imposition of legislation and regulations relating to the import or export of semiconductors and nanotechnology products. We cannot predict whether the United States or any other country will implement changes to quotas, duties, taxes or other charges or restrictions upon the importation or exportation of our products. These factors, or the adoption of restrictive policies, may have a material adverse effect on our business, financial condition and results of operations. Additionally, by having a significant portion of our sales occur internationally, we are continually exposed to political and economic instability; difficulties in accounts receivable collections; reduced protection of intellectual property; natural disasters; difficulties in staffing and managing foreign subsidiary and branch operations; and potentially adverse tax consequences.

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

Although we attempt to protect our intellectual property rights through patents, copyrights, trade secrets and other measures, we believe that our success will depend more upon the innovation, technological expertise and marketing abilities of our employees. Nevertheless, we have a policy of seeking patents when appropriate on inventions resulting from our ongoing research and development and manufacturing activities. Our intellectual property portfolio has 1,245 patents and patent applications with expiration dates ranging from April 2017 to June 2035. In addition, we have various registered trademarks and copyright registrations covering mainly applications used in the operation of our systems. We also rely upon trade secret protection for our confidential and proprietary information. We may not be able to protect our technology adequately and competitors may be able to develop similar technology independently. Our pending patent applications may not be issued or U.S. or foreign intellectual property laws may not protect our intellectual property rights. In addition, litigation may be necessary to enforce our patents, copyrights or other intellectual property rights, to protect our trade secrets, to determine the validity and scope of the proprietary rights of others or to defend against claims of infringement. Such litigation has resulted in, and in the future could result in, substantial costs and diversion of resources and could have a material adverse effect on our business, financial condition and results of operations, regardless of the outcome of the litigation. Patents issued to us may be challenged, invalidated or circumvented and the rights granted thereunder may not provide competitive advantages to us. Furthermore, others may independently develop similar technology or products, or, if patents are issued to us, design around the patents issued to us. Invalidation of our patents related to those technologies, or the expiration of patents covering our key technologies, could allow our competitors to more effectively compete against us, which could result in less revenue for us.

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

As of April 1, 2017, we had $274.2 million in cash, cash equivalents and short-term investments. We maintain an investment portfolio of cash equivalents and short-term investments in commercial paper and U.S. government-backed securities. These investments are subject to general credit, liquidity, and market and interest rate risks. Substantially all of these securities are subject to interest rate and credit risk and will decline in value if interest rates increase or one or more of the issuers’ credit ratings is reduced. As a result of any of the foregoing, we may experience a reduction in value or loss of liquidity of our investments, which may have a negative adverse effect on our results of operations, liquidity and financial condition. We follow an established investment policy and set of guidelines to monitor, manage and limit our exposure to interest rate and credit risk. The policy sets forth credit quality standards and limits our exposure to any one issuer, as well as our maximum exposure to various asset classes.

Our restructuring activities may not achieve the results we expect and could change, which could materially and adversely affect our results of operations and financial condition.

From time to time, we may implement restructuring activities to reduce expenses, which includes a reduction in our workforce. There can be no assurance that our restructuring activities will produce the cost savings we anticipate in the expected timeframe or that the cumulative restructuring charge will not have to increase in order to achieve our cost savings targets. Any delay or failure to achieve the expected cost savings and any increase in our anticipated cumulative restructuring charge would likely cause our future earnings to be lower than anticipated.

Our equity incentive plans, certain provisions of our Certificate of Incorporation and Bylaws, and certain aspects of Delaware law may discourage third parties from pursuing a change of control transaction with us.

Certain provisions of our Certificate of Incorporation, equity incentive plans, licensing agreements, Bylaws and Delaware law may discourage certain transactions involving a change in control of our company. In addition to the foregoing, the shareholdings of our officers, directors and persons or entities that may be deemed affiliates and the ability of our Board of Directors to issue “blank check” preferred stock without further stockholder approval could have the effect of delaying, deferring or inhibiting us from experiencing a change in control and may adversely affect the voting and other rights of holders of our common stock.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

Item 6. Exhibits

3.1(a)	Amended and Restated Certificate of Incorporation of the Company, filed October 6, 1993.
3.1.1(a)	Certificate of Amendment of the Amended and Restated Certificate of Incorporation of the Company, filed May 17, 1995.
3.1.2(a)	Certificate of Amendment of the Amended and Restated Certificate of Incorporation of the Company, filed June 17, 1998.
3.1.3(a)	Certificate of Amendment of the Amended and Restated Certificate of Incorporation of the Company, filed June 20, 2003.
3.1.4(b)	Certificate of Amendment of the Amended and Restated Certificate of Incorporation of the Company, filed August 31, 2009.
3.1.5(c)	Certificate of Amendment of the Amended and Restated Certificate of Incorporation of the Company, filed August 6, 2012.
3.2.1(d)	Amended and Restated Bylaws of the Company
3.2.2(e)	Amendment to the Amended and Restated Bylaws of the Company
10.1(f)	Form of Change in Control Severance Agreement between Registrant and Tammy Landon
10.2(f)	Form of Change in Control Severance Agreement between Registrant and Dave Ghosh
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
31.1	Certification of Chief Executive Officer required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
 ____________________

(a)	Previously filed with our Quarterly Report on Form 10-Q for the quarter ended June 28, 2003 (Commission File No. 0-22248) and incorporated herein by reference.

(b)	Previously filed with our Quarterly Report on Form 10-Q for quarter ended October 3, 2009 (Commission File No. 0-22248) and incorporated herein by reference.

(c)	Previously filed with our Quarterly Report on Form 10-Q for the quarter ended June 29, 2013 (Commission File No. 0-22248) and incorporated herein by reference.

(d)	Previously filed with our Current Report on Form 8-K filed on April 17, 2012 (Commission File No. 0-22248) and incorporated herein by reference.

(e)	Previously filed with our Current Report on Form 8-K on July 21, 2016 (Commission File No. 0-22248) and incorporated herein by reference.

(f)	Previously filed with our Annual Report on Form 10-K on March 1, 2017 (Commission File No. 0-22248) and incorporated herein by reference.

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

ULTRATECH, INC. (Registrant)

Date:	April 28, 2017	By:	/s/ BRUCE WRIGHT
Bruce Wright
Senior Vice President, Finance and Chief Financial Officer (Duly Authorized Officer and Principal Financial and Accounting Officer)

EXHIBIT INDEX

3.1(a)	Amended and Restated Certificate of Incorporation of the Company, filed October 6, 1993.
3.1.1(a)	Certificate of Amendment of the Amended and Restated Certificate of Incorporation of the Company, filed May 17, 1995.
3.1.2(a)	Certificate of Amendment of the Amended and Restated Certificate of Incorporation of the Company, filed June 17, 1998.
3.1.3(a)	Certificate of Amendment of the Amended and Restated Certificate of Incorporation of the Company, filed June 20, 2003.
3.1.4(b)	Certificate of Amendment of the Amended and Restated Certificate of Incorporation of the Company, filed August 31, 2009.
3.1.5(c)	Certificate of Amendment of the Amended and Restated Certificate of Incorporation of the Company, filed August 6, 2012
3.2(d)	Amended and Restated Bylaws of the Company
3.2.2(e)	Amendment to the Amended and Restated Bylaws of the Company
10.1(f)	Form of Change in Control Severance Agreement between Registrant and Tammy Landon
10.2(f)	Form of Change in Control Severance Agreement between Registrant and Dave Ghosh
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
31.1	Certification of Chief Executive Officer required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
 ______________________

(a)	Previously filed with our Quarterly Report on Form 10-Q for the quarter ended June 28, 2003 (Commission File No. 0-22248) and incorporated herein by reference.

(b)	Previously filed with our Quarterly Report on Form 10-Q for the quarter ended October 3, 2009 (Commission File No. 0-22248) and incorporated herein by reference.

(c)	Previously filed with our Quarterly Report on Form 10-Q for the quarter ended June 29, 2013 (Commission File No. 0-22248) and incorporated herein by reference.

(d)	Previously filed with our Current Report on Form 8-K on April 17, 2012 (Commission File No. 0-22248) and incorporated herein by reference.

(e)	Previously filed with our Current Report on Form 8-K on July 21, 2016 (Commission File No. 0-22248) and incorporated herein by reference.

(f)	Previously filed with our Annual Report on Form 10-K on March 1, 2017 (Commission File No. 0-22248) and incorporated herein by reference.

*
Exhibit 32.1 is being furnished and shall not be deemed to be filed for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, nor shall such exhibit be deemed to be incorporated by reference in any registration statement or other document filed under the Securities Act, or the Exchange Act, except as otherwise stated in such filing.